Form 10-Q
period 1995-06-30
FULTON FINANCIAL CORP
filed 1995-08-14
CIK 700564

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20459
                                   FORM 10-Q
(Mark One)
    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--------    OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     June 30, 1995
                              --------------------------------------------------
                                      OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
____________
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________to___________

Commission file number               0-10587
                      ----------------------------------------------------------

                         FULTON FINANCIAL CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                     PENNSYLVANIA                             23-2195389
--------------------------------------------------------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                      Identification No.)
One Penn Square, P.O. Box 4887
Lancaster, Pennsylvania                                               17604
--------------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip Code)

                                (717) 291-2411
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)
                                Not Applicable
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____
                                             -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.     Yes_____No_____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.  Common Stock,   $2.50  Par
                                                  --------------------------
Value -- 27,432,858 shares outstanding as of   July 31, 1995.
------------------------------------------------------------

                 FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1995


                                     INDEX
                                     -----

PART I.  FINANCIAL INFORMATION                                 Page

Item 1.  Financial Statements (Unaudited)

    (a)  Consolidated Balance Sheets - June 30,                  3
         1995 and December 31, 1994

    (b)  Consolidated Statements of Income -                     4
         Three and six months ended June 30,
         1995 and 1994

    (c)  Consolidated Statements of Cash Flows -                 5
         Six months ended June 30, 1995 and
         1994

    (d)  Notes to Consolidated Financial                         6
         Statements - June 30, 1995

Item 2.  Management's Discussion and Analysis of                 8
         Financial Condition and Results of
         Operations.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4, and 5 have been omitted since they are not applicable to the registrant.

Item 6.  Exhibits and Reports on Form 8-K                       15


         SIGNATURES                                             16

Fulton Financial Corporation
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

(DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)                                                     JUNE 30    December 31
                                                                                                    1995            1994
------------------------------------------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------------------------------------------
Cash and due from banks.......................................................................  $  160,800    $  144,759
Interest-bearing deposits with other banks....................................................       1,813         2,328
Federal funds sold............................................................................      23,000             -
Mortgage loans held for sale..................................................................         242           650
Investment securities:
  Securities held to maturity.................................................................     471,134       497,651
  Securities available for sale...............................................................     187,692       170,476
Loans.........................................................................................   2,193,637     2,175,438
  Less:  Allowance for loan losses............................................................     (35,045)      (34,775)
         Unearned income......................................................................      (9,906)      (10,952)
                                                                                                ----------    ----------
           NET LOANS..........................................................................   2,148,686     2,129,711
                                                                                                ----------    ----------

Premises and equipment........................................................................      39,909        39,344
Accrued interest receivable...................................................................      21,425        20,113
Other assets..................................................................................      78,696        77,541
                                                                                                ----------    ----------
           TOTAL ASSETS.......................................................................  $3,133,397    $3,082,573
                                                                                                ==========    ==========
------------------------------------------------------------------------------------------------------------------------
LIABILITIES
------------------------------------------------------------------------------------------------------------------------
Deposits:
  Noninterest-bearing.........................................................................  $  374,264    $  345,072
  Interest-bearing............................................................................   2,215,519     2,157,615
                                                                                                ----------    ----------
           TOTAL DEPOSITS.....................................................................   2,589,783     2,502,687
                                                                                                ----------    ----------

Short-term borrowings:
  Federal funds purchased and securities sold under agreements to repurchase..................     108,717       191,523
  Demand notes of U.S. Treasury...............................................................       9,000         5,000
                                                                                                ----------    ----------
           TOTAL SHORT-TERM BORROWINGS........................................................     117,717       196,523
                                                                                                ----------    ----------

Accrued interest payable......................................................................      18,839        12,380
Other liabilities.............................................................................      56,022        42,529
Long-term debt................................................................................      33,586        27,283
                                                                                                ----------    ----------
           TOTAL LIABILITIES..................................................................   2,815,947     2,781,402
                                                                                                ----------    ----------
------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------
Common stock ($2.50 par)
  Shares:  Authorized 100,000,000
           Issued 27,474,727 (27,191,049 in 1994)
           Outstanding 27,464,527 (27,137,081 in 1994)........................................      68,687        63,028
Capital surplus...............................................................................     164,730       129,721
Retained earnings.............................................................................      78,989       111,304
Net unrealized holding gain on securities.....................................................       5,229         1,592
Less: Treasury stock (10,200 in 1995 and 53,968 shares in 1994) - at cost.....................        (185)       (4,474)
                                                                                                ----------    ----------
           TOTAL SHAREHOLDERS' EQUITY.........................................................     317,450       301,171
                                                                                                ----------    ----------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........................................  $3,133,397    $3,082,573
                                                                                                ==========    ==========

See notes to consolidated financial statements.

Fulton Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                JUNE 30                        JUNE 30
                                                                          1995          1994             1995           1994
                                                                   ---------------------------------------------------------

INTEREST INCOME
Loans, including fees...........................................   $    47,165   $    36,652      $    93,598    $    71,722
Investment securities:
     Taxable....................................................         6,905         8,148           13,791         15,508
     Tax-exempt.................................................         1,209         1,391            2,479          2,831
     Dividends..................................................           500           339              967            654
Federal funds sold..............................................           506           100              528            188
Interest-bearing deposits with other banks......................            27            40               70            102
                                                                   -----------   -----------      -----------    -----------
          TOTAL INTEREST INCOME.................................        56,312        46,670          111,433         91,005
INTEREST EXPENSE
Deposits........................................................        22,456        15,431           43,298         30,635
Short-term borrowings...........................................         1,349         1,180            3,292          1,894
Long-term debt..................................................           412           238              841            469
                                                                   -----------   -----------      -----------    -----------
          TOTAL INTEREST EXPENSE................................        24,217        16,849           47,431         32,998
                                                                   -----------   -----------      -----------    -----------
          NET INTEREST INCOME...................................        32,095        29,821           64,002         58,007
PROVISION FOR LOAN LOSSES.......................................           503           501            1,033          1,010
                                                                   -----------   -----------      -----------    -----------
          NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           31,592        29,320           62,969         56,997
----------------------------------------------------------------------------------------------------------------------------
OTHER INCOME
Trust department................................................         1,850         1,831            3,722          3,613
Service charges on deposit accounts.............................         2,317         2,240            4,579          4,409
Other service charges and fees..................................         1,687         1,557            3,358          2,974
Gain on sale of mortgage loans..................................           334           285              665            930
Investment securities gains.....................................           739           748            1,019          1,682
                                                                   -----------   -----------      -----------    -----------
                                                                         6,927         6,661           13,343         13,608
----------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES
Salaries and employee benefits..................................        12,325        11,852           24,442         23,348
Net occupancy expense...........................................         1,897         1,721            3,898          3,538
Equipment expense...............................................         1,275         1,253            2,499          2,514
FDIC assessment expense.........................................         1,347         1,248            2,723          2,584
Special services................................................         1,488         1,256            2,701          2,481
Other...........................................................         5,815         6,001           11,430         10,829
                                                                   -----------   -----------      -----------    -----------
                                                                        24,147        23,331           47,693         45,294
                                                                   -----------   -----------      -----------    -----------
                                                                        14,372        12,650           28,619         25,311
        INCOME BEFORE INCOME TAXES..............................         3,416         3,181            6,773          6,200
INCOME TAXES                                                       -----------   -----------      -----------    -----------
       NET INCOME...............................................    $   10,956   $     9,469      $    21,846    $    19,111
                                                                   ===========   ===========      ===========    ===========
----------------------------------------------------------------------------------------------------------------------------
PER-SHARE DATA

Net income......................................................    $      .40   $      .35       $      .80     $      .71
Cash dividends..................................................    $     .170   $     .146       $     .340     $     .283
Weighted average shares outstanding.............................    27,465,996   27,118,789       27,468,626     27,107,018

See notes to consolidated financial statements.

          FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)                                      Six Months
                                                                                                Ended June 30
                                                                                               1995         1994
          ------------------------------------------------------------------------------------------------------
          (Dollars in thousands)
          CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income                                                                    $  21,846    $  19,111
            ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
              PROVIDED BY OPERATING ACTIVITIES
                Provision for loan losses                                                     1,033        1,010
                Depreciation and amortization of premises and equipment                       2,442        2,258
                Net amortization of investment security premiums                              1,189        1,041
                Gain on sale of investment securities                                        (1,019)      (1,682)
                Decrease in mortgage loans held for sale                                        408        9,529
                Amortization of intangible assets                                               774          226
                Increase in accrued interest receivable                                      (1,312)      (2,266)
                (Increase) decrease in other assets                                          (3,888)         472
                Increase in accrued interest payable                                          6,459        1,560
                Increase (decrease) in other liabilities                                      2,849       (2,804)
                                                                                           --------    ---------
                    Total adjustments                                                         8,935        9,344
                                                                                           --------    ---------
                    NET CASH PROVIDED BY OPERATING ACTIVITIES                                30,781       28,455
                                                                                           --------    ---------



            CASH FLOWS FROM INVESTING ACTIVITIES:
                Proceeds from sales of securities available for sale                          4,351        8,942
                Proceeds from maturities of securities held to maturity                     100,303      158,472
                Proceeds from maturities of securities available for sale                    13,349            -
                Purchase of securities held to maturity                                     (64,975)    (214,062)
                Purchase of securities available for sale                                   (28,081)           -
                (Increase) decrease in short-term investments                               (22,485)       4,002
                Net increase in loans                                                       (20,008)     (61,376)
                Purchase of premises and equipment                                           (3,007)      (2,385)
                                                                                           --------    ---------
                    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     (20,553)    (106,407)
                                                                                           --------    ---------



            CASH FLOWS FROM FINANCING ACTIVITIES:
                Net increase in non-interest deposits                                        29,192       18,126
                Net increase (decrease) in interest bearing deposits                         57,904       (1,351)
                Net proceeds from issuance (repayment) of long-term debt                      6,303           (6)
                (Decrease) increase in short-term borrowings                                (78,806)      72,956
                Dividends paid                                                               (8,495)      (3,984)
                Net proceeds from issuance of common stock                                      421          796
                Cash paid in lieu of fractional shares                                          (61)           -
                Acquisition of treasury stock                                                  (645)        (353)
                                                                                           --------    ---------
            NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                               5,813       86,184
                                                                                           --------    ---------
            NET INCREASE IN CASH AND CASH EQUIVALENTS                                        16,041        8,232
            CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                144,759      131,719
                                                                                           --------    ---------
            CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $   160,800    $ 139,951
                                                                                           ========    =========



            SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                Cash paid during the period for:
                  Interest                                                              $    40,972    $  24,284
                  Income taxes                                                                7,001       16,750

  See notes to consolidated financial statements.

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

NOTE B - NET INCOME PER SHARE

Net income per share is computed on the basis of the weighted average number of common shares outstanding.

NOTE C - STOCK DIVIDEND

The Board of Directors declared a 10% stock dividend on April 17, 1995 payable June 9, 1995 to shareholders of record as of May 15, 1995. All share and per-share information has been restated to reflect the effect of this stock dividend. This stock dividend has been reflected in the accompanying consolidated balance as of June 30, 1995.

NOTE D - ADOPTION OF SFAS NO. 114

Allowance for Loan Losses
-------------------------

The Corporation has adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" effective January 1, 1995. Under the new standard, the 1995 allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on the risk characteristics of the portfolio, past loan loss experience, local economic conditions, and such other relevant factors. The allowance is increased by provisions for loan losses charged against income. The allowance is based on management's estimates, and actual losses may vary from the current estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

At June 30, 1995, the recorded investment in loans that are considered to be impaired under Statement 114 was $16.2 million (of which $12.7 million were on a nonaccrual basis). Included in this amount is $16.1 million of impaired loans for which the related allowance for credit losses is $3.1 million and $153,000 of impaired loans that as a result of write-downs do not have an allowance for credit losses. The average recorded investment in impaired loans during the quarter ended June 30, 1995 was approximately $17.0 million.

Interest Income Recognition
---------------------------

The Corporation applies all payments received on impaired loans to principal until such time as the principal is paid off, after which time any additional payments received are recognized as interest income. For the quarter ended June 30, 1995, the Corporation recognized such interest income using the cash basis of income recognition of approximately $223,210.

Other Real Estate Owned and In-Substance Foreclosures
-----------------------------------------------------

Assets acquired in settlement of mortgage loan indebtedness are recorded as other real estate owned and are included in other assets at the lower of the estimated net realizable value of the asset or the carrying amount of the loan. Loans identified as in-substance foreclosures are also included in other assets at their estimated net realizable value.

In accordance with Statement 114, a loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Loans previously classified as in-substance foreclosure but for which the Company had not taken possession of the collateral have been reclassified to loans. This reclassification did not impact the Company's financial condition or results of operations.

Costs to maintain the assets and subsequent gains and losses attributable to their disposal are included in other income or other expenses.

NOTE E - MERGERS

Management anticipates that the pending merger with Delaware Bankshares Corp. will be effective in the third quarter of 1995. The effect of the merger, which will be accounted for as a pooling of interests, will be to increase total assets by approximately $100 million.

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

At June 30, 1995, total assets were $3,133,397,000, reflecting an increase of $50,824,000 or 1.6% from December 31, 1994.

Loans increased by $18,975,000 or .9% as loans originated exceeded scheduled maturities and sales of mortgage loans. Investment securities decreased $9,301,000 or 1.4%, reflecting the maturities of held to maturity securities, maturities and sales of available for sale securities, offset somewhat by the increase in the market value of available for sale securities.

A portion of the funds generated from the decrease in investment securities were invested in Federal funds sold, which reflected an increase of $23,000,000.

On the liability side of the balance sheet, total deposits at June 30, 1995 showed an increase of $87,096,000 or 3.5% from year-end 1994 totals. These funds, along with a portion of the funds generated from the decrease in securities, were used to reduce Federal funds purchased and securities sold under agreements to repurchase, which decreased $82,806,000 or 43.2%.

Recently, the Corporation has used Federal funds purchased and securities sold under agreements to repurchase to fund asset growth, as deposit growth has lagged loan growth. Although the first and second quarters of 1995 have seen a reversal of this trend, the Corporation continues to focus on increasing deposit levels and minimizing the use of more short-term volatile funding sources.

Capital Resources
-----------------

The capital resources of the Corporation as represented by the two major components of regulatory capital, shareholders' equity and allowance for loan losses continued to grow during 1995, increasing 5.4% and .8%, respectively, during the six months ended June 30, 1995.

Current capital guidelines attempt to measure the adequacy of a bank holding company's capital by taking into consideration the differences in risk associated with holding various types of assets as well as exposure to off-balance sheet commitments. The guidelines call for a minimum Tier I risk-based capital percentage of 4.0% and a minimum total risk-based capital of 8.0%. Tier I capital includes common shareholders' equity, non-cumulative preferred stock, a percentage of cumulative preferred stock, and minority interests less goodwill and non-qualified intangible assets. Total capital includes all Tier I capital components plus total cumulative preferred stock, hybrid debt-capital securities, qualified subordinated debt and the allowance for loan losses.

The Corporation is also subject to "leverage capital" requirements, which compares capital (using the definition of Tier I capital) to total balance sheet assets and is intended to supplement the risk-based capital ratios in measuring capital adequacy. The minimum acceptable leverage capital ratio is 3% for institutions which are highly-rated in terms of safety and soundness and which are not experiencing or anticipating any significant growth. Other institutions are expected to maintain capital levels at least one or two percent above the minimum.

As of June 30, 1995, the Corporation's capital ratios exceed all of the minimum ratios as set forth above.


RESULTS OF OPERATIONS
---------------------

Fulton Financial Corporation's net income increased by $1,487,000, or 15.7%, to $10,956,000 during the second quarter of 1995 compared to the same quarter in 1994. This increase was attributable primarily to an increase in net interest income which was partially offset by an increase in other expenses.

Net Interest Income
-------------------

Net interest income increased by $2,274,000 or 7.6%. The following table presents the components of this increase:


                       Three Months Ended June 30         Change
                       --------------------------     ------------

                         1995             1994         $       %
                         ----             ----         -       -
                         (Dollars in Thousands)
Interest income         $56,312        $46,670      $9,642    20.7
Interest expense         24,217         16,849       7,368    43.7
                        -------        -------      ------    ----
Net interest income     $32,095        $29,821      $2,274     7.6
                        =======        =======      ======    ====

As summarized in the following table, the 20.7% increase in interest income reflects the effect of the growth in average interest-earning assets and the increase in the yield on these assets. The 43.7% increase in interest expense reflects the effect of the growth in interest-bearing liabilities and the increase in the cost of these funds.

                                    Three Months Ended June 30    %
                                      1995         1994      Change
                                   ---------------------------------
                                      (Dollars in Thousands)

Average interest-earning assets    $2,819,214   $2,583,043      9.1%

Yield on earning assets                  8.18%        7.42%    10.2%

Average interest-bearing
  liabilities                      $2,335,108   $2,145,169      8.8%

Cost of interest-bearing
  liabilities                            4.15%        3.15%    31.7%

The increase in both average interest-earning assets and average interest-bearing liabilities is primarily due to the acquisition of Central Pennsylvania Financial Corp. (CPFC), which was effective October 1, 1994 and was accounted for as a purchase of assets and assumption of liabilities. CPFC had approximately $260 million in assets as of the acquisition date.

The increase in yield and cost of funds from 1994 to 1995 reflects the impact of the increasing interest rates experienced during 1994 and 1995. The Corporation's average prime rate increased over 30%, from 6.89% for the second quarter of 1994 to 9.00% for the second quarter of 1995. The Corporation has experienced a greater increase in its cost of funds than in its yields, primarily as a result of continuing competition from both bank and nonbank providers.

Management monitors the interest sensitivity position of the Corporation continually to ensure proper adherence to its established policy regarding interest rate risk. The following table shows the interest sensitivity gaps for four different time intervals based on scheduled amortization, maturity, and repricing opportunities as of June 30, 1995.

                      Daily         0-90     91-180    181-365
                    Adjustable      Days      Days       Days
                    ------------------------------------------

GAP                   1.16          1.07      1.01       1.28


CUMULATIVE GAP        1.16          1.13      1.11       1.15

The Corporation's policy provides for the cumulative six month gap to be maintained between .85 and 1.15.

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses for the second quarter of 1995 was $503,000 compared to $501,000 for the similar period of 1994 and is reflective of the continuing low levels of nonperforming loans and related charge-offs. The 1.60% ratio representing the loan loss allowance in relation to gross loans less unearned income as of June 30, 1995 is consistent with that ratio of 1.61% at December

31, 1994 and is considered prudent by management in light of the current economic conditions and the quality of the loan portfolio.

The following table summarizes the Corporation's nonperforming assets. Note that amounts which would have been presented as in-substance foreclosures as of December 31, 1994 are included in nonaccrual loans as of June 30, 1995.

                                                   June 30      Dec. 31
                                                    1995         1994
                                                   --------     -------
                                                  (Dollars in Thousands)
Nonaccrual loans                                    $16,367      $12,952

90 days past due loans
   & accruing                                         5,381        5,361

Other real estate owned                               2,910        2,495

In-substance foreclosures                                 -        1,818
                                                    -------      -------

                                                    $24,658      $22,626
                                                    =======      =======

Nonperforming Assets/Total Assets                       .79%         .73%

Nonperforming Assets/Gross Loans                        .89%         .84%

Other Income
------------

During the second quarter of 1995, other income increased by $266,000, or 4.0%, when compared to the same period of 1994. This increase reflects the increases in service charges on deposit accounts of $77,000 or 3.4%, other service charges and fees of $130,000 or 8.3%, and the gain on sale of mortgage loans of $49,000, or 17.2%.

The increase in other service charges and fees reflects a significant increase in mortgage servicing fees as a result of the servicing portfolio acquired from CPFC in the fourth quarter of 1994.

Other Expenses
--------------

For the second quarter of 1995, total other expenses were $24,147,000, an increase of $816,000, or 3.5%, over the similar period in 1994. The categories contributing to this increase were salaries and employee benefits, increasing $473,000, or 4.0%, net occupancy expense, increasing $176,000, or 10.2%, and special services, increasing $232,000 or 18.47%. These increases are primarily due to the operating expenses related to the branches which were acquired from CPFC on October 1, 1994. Also contributing to the increase in other expenses is approximately $266,000 of goodwill amortization as a result of the acquisition.

Income Taxes
------------

Income tax expense increased $235,000, to $3,416,000, for the quarter ended June 30, 1995. This increase is directly attributable to the increase in pretax income. The effective tax rate was 23.8% in 1995 compared to 25.2% in 1994.

Six Months 1995 versus Six Months 1994
--------------------------------------

Fulton Financial Corporation's net income increased by $2,735,000, or 14.3%, to $21,846,000 for the six months ended June 30, 1995 compared to the six months ended June 30, 1994. This increase was attributable primarily to an increase in net interest income which was partially offset by an increase in other expenses and a decrease in other income.

Net Interest Income
-------------------

Net interest income increased by $5,995,000 or 10.3%. The following table presents the components of this increase:


                                 Six Months Ended June 30      Change
                                 -------------------------  ------------
                                  1995            1994       $       %
                                  ----            ----       -       -
                                 (Dollars in Thousands)
Interest income                 $111,433       $91,005   $20,428    22.4
Interest expense                  47,431        32,998    14,433    43.7
                                --------       -------   -------    ----
Net interest income             $ 64,002       $58,007   $ 5,995    10.3
                                ========       =======   =======    ====

As summarized in the following table, the 22.4% increase in interest income reflects the effect of the growth in average interest-earning assets and the increase in the yield on these assets. The 43.7% increase in interest expense reflects the effect of the growth in interest-bearing liabilities and the increase in the cost of these funds.

                                    Six Months Ended June 30        %
                                        1995       1994         Change
                                    -----------------------------------
                                     (Dollars in Thousands)

Average interest-earning assets    $2,815,538    $2,552,703      10.3%

Yield on earning assets                 8.13%         7.34%      10.8%

Average interest-bearing
  liabilities                      $2,343,732    $2,123,264      10.4%

Cost of interest-bearing
  liabilities                           4.07%         3.13%      30.0%

The increase in both average interest-earning assets and average interest-bearing liabilities is primarily due to the acquisition of Central Pennsylvania Financial Corp. (CPFC), which was effective October 1, 1994 and was accounted for as a purchase of assets and assumption of liabilities. CPFC had approximately $260 million in assets as of the acquisition date.

The increase in yield and cost of funds from 1994 to 1995 reflects the impact of the increasing interest rates experienced during 1994 and 1995. The Corporation's average prime rate increased over 38%, from 6.45% for the six months ended June 30, 1994 to 8.91% for the six months ended June 30, 1995. The Corporation has experienced a greater increase in its cost of funds than in its yields, primarily as a result of continuing competition from both bank and nonbank providers.

Provision for Loan Losses
-------------------------

The provision for loan losses for the six months ended June 30, 1995 was $1,033,000 compared to $1,010,000 for the similar period of 1994 and is reflective of the continuing low levels of nonperforming loans and related charge-offs.

Other Income
------------

Other income decreased by $265,000, or 1.9%, for the six months ended June 30, 1995 compared to the same period of 1994. This decrease reflects the decrease in investment securities gains of $663,000 or 39.4% and gain on sale of mortgage loans of $265,000, or 28.5%, offset by increases in trust department income of $109,000 or 3.0%, service charges on deposit accounts of $170,000 or 3.9% and other service charges and fees of $384,000 or 12.9%.

The increase in other service charges and fees reflects a significant increase in mortgage servicing fees as a result of the servicing portfolio acquired from CPFC in the fourth of 1994. The decrease in investment securities gains is a result of management's policy of realizing such gains only when deemed prudent to do so, based upon the current and expected fair market values of the individual securities within the equity portfolio.

The decrease in gain on sale of mortgage loans reflects the impact of the higher interest rates in effect during the second quarter of 1995 as compared to the second quarter of 1994, when the Corporation was benefitting from continuing significant refinancing activity.

Other Expenses
--------------

For the six months ended June 30, 1995, total other expenses were $47,692,000, an increase of $2,398,000, or 5.3%, over the similar period in 1994. The categories contributing to this increase were salaries and employee benefits, increasing $1,094,000, or 4.7%, net occupancy expense, increasing $1,360,000 or 38.4%; and other service charges and fees, increasing $384,000 or 12.9% These increases were primarily due to the operating expenses related to the branches which were acquired from CPFC on October 1, 1994. Also contributing to the increase in other expenses is approximately $266,000 of goodwill amortization as a result of the acquisition.

Income Taxes
------------

Income tax expense increased $573,000, to $6,773,000, for the six months ended June 30, 1995. This increase was directly attributable to the increase in pretax income. The effective tax rate was 23.7% in 1995 compared to 24.5% in 1994.

                         PART II     OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

(a) Exhibits -- The following is a list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report:

     (1) Instruments defining the right of securities holders, including indentures:

          (a) Rights Agreement dated June 20, 1989 between Fulton Financial Corporation and Fulton Bank -- Incorporated by reference to
               Exhibit 1 of the Fulton Financial Corporation Current Report on Form 8-K dated June 21, 1989.

     (2)  Material Contracts - Executive Compensation Agreements and Plans:

          (a) Severance Agreements entered into as of April 17, 1984 and as of May 17, 1988 between Fulton Financial Corporation and the following executive officers: Robert D. Garner, Rufus A. Fulton, Jr., James K. Sperry and R. Scott Smith, Jr. - Incorporated by reference from Exhibit 28 (a) of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1990.

          (b) Incentive Stock Option Plan and Amendment No.1 to that Plan adopted February 17, 1987--Incorporated by reference from Exhibit
               (a) (i) of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1987.

          (c) Severance Agreement entered into as of November 19, 1992 between Fulton Financial Corporation and Charles J. Nugent, Executive Vice President and Chief Financial Officer, incorporated by reference from Exhibit 10 (c) to the Fulton Financial Corporation Annual Report on Form 10-K for the year ended December 31, 1992.

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended June 30, 1995.

                 FULTON FINANCIAL CORPORATION AND SUBSIDIARIES


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          FULTON FINANCIAL CORPORATION



Date  August 11, 1995                     /s/ Rufus A. Fulton, Jr.
    ---------------------                 ----------------------------
                                          Rufus A. Fulton, Jr.
                                          President and Chief
                                          Executive Officer


Date  August 11, 1995                     /s/ Charles J. Nugent
    ----------------------                ----------------------------
                                          Charles J. Nugent
                                          Executive Vice President;
                                          Chief Financial Officer

                                 EXHIBIT INDEX
                                                            Page
                                                     (in accordance with
Exhibits Required Pursuant                          sequential numbering
to Item 601 of Regulation S-K                                system)
-----------------------------                       --------------------

 4.  Instruments defining the rights
     of security holders, including
     indentures.

       (a)  Rights Agreement dated June 20, 1989
            between Fulton Financial Corporation
            and Fulton Bank  --  Incorporated by
            reference to Exhibit 1 of the Fulton
            Financial Corporation Current Report
            on Form 8-K dated June 21, 1989.

10.  Material Contracts

       (a)  Severance  Agreements entered  into as
            of April 17, 1984 and as of May 17,
            1988 between Fulton Financial Corporation and the following executive officers:
            Robert D. Garner, Rufus A. Fulton, Jr.,
            James K. Sperry and R. Scott Smith, Jr. -
            Incorporated by reference from Exhibit
            28(a) of the Fulton Financial Corporation
            Quarterly Report on Form 10-Q for the
            quarter ended March 31, 1990.

       (b)  Incentive Stock Option Plan and Amendment
            No. 1 to that Plan adopted February 17,
            1987 - Incorporated  by reference from
            Exhibit (a) (i) of the Fulton Financial
            Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1987.

       (c)  Severance  Agreement  entered  into as
            of  November 19, 1992  between  Fulton
            Financial  Corporation and  Charles J.
            Nugent,  Executive Vice President  and
            Chief  Financial  Officer,   filed  as
            Exhibit  10(c) to the Fulton Financial
            Corporation Annual Report on Form 10-K
            for the year ended December 31, 1992.

27.  Financial Data Sheet -- Article 9