Form 10-Q
period 1995-09-30
FULTON FINANCIAL CORP
filed 1995-11-08
CIK 700564

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20459
                                   FORM 10-Q

(Mark One)
  X
----------  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
For the quarterly period ended    September 30, 1995
                              -------------------------------------------------

                                      OR
----------  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
For the transition period from                     to
                               -------------------    -------------------

Commission file number        0-10587
                       --------------------------------------------------------

                         FULTON FINANCIAL CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                       23-2195389
-------------------------------------------------------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)
One Penn Square, P.O. Box 4887
Lancaster, Pennsylvania                                         17604
-------------------------------------------------------------------------------
 (Address of principal executive offices)                     (Zip Code)

                                (717) 291-2411
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)
                                Not Applicable
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----  -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes     No
                         -----  -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.  Common Stock,   $2.50  Par
                                                  --------------------------
Value -- 28,410,163 shares outstanding as of October 31, 1995.
--------------------------------------------------------------

     FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
     FORM 10-Q FOR THE QUARTER ENDED September 30, 1995


                                     INDEX
                                     -----


PART I.  FINANCIAL INFORMATION                                   Page

Item 1.  Financial Statements (Unaudited)

    (a)  Consolidated Balance Sheets - September                   3
         30, 1995 and December 31, 1994

    (b)  Consolidated Statements of Income -                       4
         Three and nine months ended September
         30, 1995 and 1994

    (c)  Consolidated Statements of Cash Flows -                   5
         Nine months ended September 30, 1995 and
         1994

    (d)  Notes to Consolidated Financial                           6
         Statements - September 30, 1995

Item 2.  Management's Discussion and Analysis of                   9
         Financial Condition and Results of
         Operations.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4, and 5 have been omitted since they are not applicable to the registrant.

Item 6.  Exhibits and Reports on Form 8-K                         16


         SIGNATURES                                               17


Fulton Financial Corporation
Consolidated Balance Sheets (Unaudited)
--------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)                                                   September 30   December 31
                                                                                                        1995          1994
--------------------------------------------------------------------------------------------------------------------------

ASSETS
--------------------------------------------------------------------------------------------------------------------------
Cash and due from banks.......................................................................    $  151,279    $  148,241
Interest-bearing deposits with other banks....................................................         4,432         2,539
Federal funds sold............................................................................             -         6,075
Mortgage loans held for sale..................................................................           994           650
Investment securities:
  Securities held to maturity.................................................................       546,790       507,486
  Securities available for sale...............................................................       165,244       174,211
Loans.........................................................................................     2,297,305     2,244,846
  Less:  Allowance for loan losses............................................................       (36,162)      (35,775)
         Unearned income......................................................................        (5,432)      (10,952)
                                                                                                  ----------    ----------
           Net Loans..........................................................................     2,255,711     2,198,119
                                                                                                  ----------    ----------

Premises and equipment........................................................................        42,275        42,452
Accrued interest receivable...................................................................        22,676        20,727
Other assets..................................................................................        77,411        78,196
                                                                                                  ----------    ----------
           Total Assets.......................................................................    $3,266,812    $3,178,696
                                                                                                  ==========    ==========
--------------------------------------------------------------------------------------------------------------------------
LIABILITIES
--------------------------------------------------------------------------------------------------------------------------
Deposits:
  Noninterest-bearing.........................................................................    $  368,791    $  359,895
  Interest-bearing............................................................................     2,335,054     2,231,153
                                                                                                  ----------    ----------
           Total Deposits.....................................................................     2,703,845     2,591,048
                                                                                                  ----------    ----------

Short-term borrowings:
  Federal funds purchased and securities sold under agreements to repurchase..................       110,583       191,523
  Demand notes of U.S. Treasury...............................................................         5,000         5,000
                                                                                                  ----------    ----------
           Total Short-Term Borrowings........................................................       115,583       196,523
                                                                                                  ----------    ----------

Accrued interest payable......................................................................        23,332        12,857
Other liabilities.............................................................................        55,201        42,653
Long-term debt................................................................................        35,912        27,283
                                                                                                  ----------    ----------
           Total Liabilities..................................................................     2,933,873     2,870,364
                                                                                                  ----------    ----------
--------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------
Common stock ($2.50 par)
  Shares:  Authorized 100,000,000
           Issued 28,423,962 (28,678,316 in 1994)
           Outstanding 28,394,380 (28,420,648 in 1994)........................................        71,060        65,240
Capital surplus...............................................................................       167,628       132,588
Retained earnings.............................................................................        87,977       113,401
Net unrealized holding gain on securities.....................................................         6,837         1,577
Less: Treasury stock (29,582 in 1995 and 257,668 shares in 1994) - at cost....................          (563)       (4,474)
                                                                                                  ----------    ----------
           Total Shareholders' Equity.........................................................       332,939       308,332
                                                                                                  ----------    ----------
           Total Liabilities and Shareholders' Equity.........................................    $3,266,812    $3,178,696
                                                                                                  ==========    ==========

See notes to consolidated financial statements.


Fulton Financial Corporation
Consolidated Statements of Income (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)                                  Three Months Ended          Nine Months Ended
                                                                                  September 30                September 30
                                                                               1995          1994          1995          1994
                                                                        -----------------------------------------------------
INTEREST INCOME
Loans, including fees................................................   $    49,840   $    39,705   $   146,725   $   114,240
Investment securities:
     Taxable.........................................................         7,807         7,946        21,930        23,707
     Tax-exempt......................................................         1,128         1,375         3,632         4,238
     Dividends.......................................................           490           361         1,466         1,017
Federal funds sold...................................................           423            92         1,124           289
Interest-bearing deposits with other banks...........................            65            32           195           139
                                                                        -----------   -----------   -----------   -----------
          Total Interest Income......................................        59,753        49,511       175,072       143,630
INTEREST EXPENSE
Deposits.............................................................        24,096        17,002        69,076        48,711
Short-term borrowings................................................         1,464         1,338         4,750         3,233
Long-term debt.......................................................           605           208         1,453           683
                                                                        -----------   -----------   -----------   -----------
          Total Interest Expense.....................................        26,165        18,548        75,279        52,627
                                                                        -----------   -----------   -----------   -----------
          Net Interest Income........................................        33,588        30,963        99,793        91,003
---------------------------------------------------------------------
PROVISION FOR LOAN LOSSES............................................           538           500         1,572         1,570
                                                                        -----------   -----------   -----------   -----------
          Net Interest Income After Provision for Loan Losses........        33,050        30,463        98,221        89,433
-----------------------------------------------------------------------------------------------------------------------------
OTHER INCOME
Trust department.....................................................         1,846         1,733         5,568         5,387
Service charges on deposit accounts..................................         2,485         2,355         7,231         6,925
Other service charges and fees.......................................         2,087         1,486         5,584         4,441
Gain on sale of mortgage loans.......................................           152           213           811         1,143
Investment securities gains..........................................           390           206         1,409         1,912
                                                                        -----------   -----------   -----------   -----------
                                                                              6,960         5,993        20,603        19,808
-----------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES
Salaries and employee benefits.......................................        13,006        12,207        38,402        36,400
Net occupancy expense................................................         2,540         2,180         7,552         6,604
Equipment expense....................................................         1,362         1,439         4,264         4,319
FDIC assessment expense..............................................           101         1,368         2,919         4,039
Special services.....................................................         1,364         1,181         3,967         3,553
Other................................................................         6,238         4,745        17,237        15,137
                                                                        -----------   -----------   -----------   -----------
                                                                             24,611        23,120        74,341        70,052
                                                                        -----------   -----------   -----------   -----------
        Income Before Income Taxes...................................        15,399        13,336        44,483        39,189
Income taxes                                                                  3,876         3,088        10,861         9,462
                                                                        -----------   -----------   -----------   -----------
       Net Income....................................................   $    11,523   $    10,248   $    33,622   $    29,727
                                                                        ===========   ===========   ===========   ===========
-----------------------------------------------------------------------------------------------------------------------------
PER-SHARE DATA

Net Income...........................................................   $       .41   $       .36   $      1.18   $      1.06
                                                                        ===========   ===========   ===========   ===========
Cash dividends.......................................................   $       .165  $       .158  $       .486  $       .438
Weighted average shares outstanding..................................    28,381,047    28,186,515    28,405,454    28,100,151

See notes to consolidated financial statements.


Fulton Financial Corporation
Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------
(Dollars in thousands)                                         Nine Months Ended
                                                                  September 30
                                                                1995        1994
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $  33,622   $  29,727
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES
      Provision for loan losses                              1,572       1,570
      Depreciation and amortization of premises and
       equipment                                             3,886       3,439
      Net amortization of investment security premiums       1,482       1,387
      Gain on sale of investment securities                 (1,409)     (1,912)
      Increase in mortgage loans held for sale                (344)     10,294
      Amortization of intangible assets                      1,180         338
      Increase in accrued interest receivable               (1,949)     (1,618)
      (Increase) decrease in other assets                   (2,023)     (7,923)
      Increase in accrued interest payable                  10,475       4,374
      Increase (decrease) in other liabilities               8,553         (51)
                                                         ---------   ---------
          Total adjustments                                 21,423       9,898
                                                         ---------   ---------
          Net cash provided by operating activities         55,045      39,625
                                                         ---------   ---------

  CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of securities available for
       sale                                                  5,003       9,452
      Proceeds from maturities of securities held to
       maturity                                            136,646     219,247
      Proceeds from maturities of securities available
       for sale                                             50,276           -
      Purchase of securities held to maturity             (170,905)   (233,605)
      Purchase of securities available for sale            (40,547)          -
      Decrease in short-term investments                     4,182      19,176
      Net increase in loans                                (59,164)   (108,930)
      Purchase of premises and equipment                    (3,709)     (4,492)
                                                         ---------   ---------
          Net cash used in investing activities            (78,218)    (99,152)
                                                         ---------   ---------

  CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in total deposits                       112,797      31,529
      Increase (decrease) in long-term debt                  8,629        (184)
      (Decrease) increase in short-term borrowings         (80,940)     62,147
      Dividends paid                                       (13,804)    (12,023)
      Net proceeds from issuance of common stock             2,108         971
      Acquisition of treasury stock                         (2,579)          -
                                                         ---------   ---------
          Net cash provided by financing activities         26,211      82,440
                                                         ---------   ---------
  NET INCREASE IN CASH AND CASH EQUIVALENTS                  3,038      22,913
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         148,241     134,546
                                                         ---------   ---------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 151,279   $ 157,459
                                                         =========   =========

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid during the period for:
        Interest                                         $  64,804   $  44,580
        Income taxes                                        10,331      11,096

  See notes to consolidated financial statements.

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

NOTE B - Net Income Per Share

Net income per share is computed on the basis of the weighted average number of common shares outstanding.

NOTE C - Stock Dividend

The Board of Directors declared a 10% stock dividend on April 17, 1995 payable September 9, 1995 to shareholders of record as of May 15, 1995. All share and per-share information has been restated to reflect the effect of this stock dividend.

NOTE D - Adoption of SFAS No. 114

Allowance for Loan Losses
-------------------------

The Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" effective January 1, 1995. Under the new standard, the 1995 allowance for credit losses related to loans that are impaired as defined by Statement 114 is evaluated based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for credit losses related to these loans was evaulated based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on the risk characteristics of the portfolio, past loan loss experience, local economic conditions, and such other relevant factors. The allowance is increased by provisions for loan losses charged against income and is reduced by net charge-offs. The allowance is based on management's estimates, and actual losses may vary from the current estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

At September 30, 1995, the recorded investment in loans that are considered to be impaired as defined by Statement 114 was $14.7 million (of which $11.5 million were on a nonaccrual basis). Included in this amount is $14.5 million of impaired loans for which the related allowance for credit losses is $2.7 million and $148,000 of impaired loans that as a result of write-downs do not have an allowance for credit losses. The average recorded investment in impaired loans during the quarter ended September 30, 1995 was approximately $15.5 million.

Interest Income Recognition
---------------------------

The Corporation applies all payments received on impaired loans to principal until such time as the principal is paid off, after which time any additional payments received are recognized as interest income. For the quarter ended September 30, 1995, the Corporation recognized such interest income using the cash basis of income recognition of approximately $162,000.

Other Real Estate Owned and In-Substance Foreclosures
-----------------------------------------------------

Assets acquired in settlement of mortgage loan indebtedness are recorded as other real estate owned and are included in other assets initially at the lower of the estimated fair value of the asset or the carrying amount of the loan. Loans identified as in-substance foreclosures are also included in other assets at the lower of their carrying or estimated fair value.

In accordance with Statement 114, a loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. There are no in-substance foreclosures at September 30, 1995. Loans previously classified as in-substance foreclosure but for which the Company had not taken possession of the collateral have been reclassified to loans. This reclassification did not impact the Company's financial condition or results of operations.

Costs to maintain the assets and subsequent gains and losses attributable to their disposal are included in other income or other expenses.

Note E - Acquisitions

On August 31, 1995, the Corporation completed the previously announced acquisition of Delaware National Bankshares Corp. (DNB) of Georgetown, Delaware. The acquisition was carried out in accordance with the terms of the Merger Agreement, as amended and restated, and has been accounted for as a pooling of interests. All financial statements and financial information contained herein have been restated to include the amounts and results of DNB for all periods presented.

As provided in the Merger Agreement, each of the 766,913 shares outstanding of the $5.00 par value common stock of DNB has been converted to 1.244 shares of the $2.50 par value common stock of the Corporation.

On October 25, 1995, the Corporation entered into a merger agreement with Gloucester County Bankshares, Inc. (Gloucester), under the terms of which the Corporation would acquire each of the 970,279 outstanding shares of common stock of Gloucester in exchange for shares of the Corporation's common stock based upon an exchange ratio, as defined in the merger agreement. The minimum exchange ratio is 1.53 and the maximum exchange ratio is 1.73.

Gloucester is headquartered in Woodbury, New Jersey and operates 5 branch offices through its wholly-owned subsidiary, The Bank of Gloucester County, which has approximately $190 million in total assets.

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

At September 30, 1995, total assets were $3,266,812,000, increasing $88,116,000 or 2.8% since December 31, 1994.

Net loans increased by $57,592 or 2.6% as loans originated exceeded scheduled maturities and sales of mortgage loans. Investment securities increased $19,820,000 or 2.9%, as purchases of securities have exceeded maturities and sales of securities.

Total deposits at September 30, 1995 increased $112,797,000 or 4.3% from year-end 1994 totals. These funds were used to reduce Federal funds purchased and securities sold under agreements to repurchase, which decreased $80,940,000 or 42.3%, as well as to fund a portion of the increase in net loans and investment securities.

The Corporation has used short-term borrowings (Federal funds purchased and securities sold under agreements to repurchase) as required to fund asset growth, as deposit growth has lagged loan growth in recent years. Although the first nine months of 1995 have seen a reversal of this trend, the Corporation continues to focus on increasing deposit levels and minimizing the use of short-term volatile funding sources.

Capital Resources
-----------------

The capital resources of the Corporation as represented by the two major components of regulatory capital, shareholders' equity and allowance for loan losses, continued to grow during 1995, increasing 8.0% and 1.1%, respectively, during the nine months ended September 30, 1995.

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

As of September 30, 1995, the Corporation's capital ratios exceed all of the minimum ratios as set forth above.

Liquidity and Interest Rate Sensitivity Management
--------------------------------------------------

The goals of the Corporation's asset/liability management function are to ensure adequate liquidity and to maintain an appropriate balance between the relative sensitivity of interest-earning assets and interest-bearing liabilities.

The Corporation maintains adequate liquidity. On the asset side, liquidity is provided primarily by cash, short-term investments, securities available for sale and scheduled maturities of securities held to maturity. On the liability side, liquidity is provided primarily by short-term borrowings.

Management monitors the interest sensitivity position of the Corporation continually to ensure proper adherence to its established policy regarding interest rate risk. The following table shows the interest sensitivity gaps for four different time intervals based on scheduled amortization, maturity, and repricing opportunities as of September 30, 1995.

                    Daily     0-90  91-180   181-365
                  Adjustable  Days   Days     Days
                  ----------------------------------
GAP                 1.16      1.07   1.01     1.28

CUMULATIVE GAP      1.16      1.13   1.11     1.15

The Corporation's policy provides for the cumulative six month gap to be maintained between .85 and 1.15.

RESULTS OF OPERATIONS
---------------------

Quarter Ended September 30, 1995 versus Quarter Ended September 30, 1995
------------------------------------------------------------------------

Fulton Financial Corporation's net income increased by $1,275,000, or 12.4%, to $11,523,000 during the third quarter of 1995 compared to the same quarter in 1994. This increase was attributable primarily to increases in net interest income and other income which were partially offset by increases in other expenses and income taxes.

Net Interest Income
-------------------

Net interest income increased by $2,625,000 or 8.5%. The following table presents the components of this increase:

                       Three Months Ended September 30      Change
                       -------------------------------      ------
                         1995           1994             $         %
                         ----           ----            ---       ---
                        (dollars in thousands)
Interest income          $59,753       $49,511         $10,242    20.7
Interest expense          26,165        18,548           7,617    41.1
                         -------       -------         -------
Net interest income      $33,588       $30,963         $ 2,625     8.5
                         =======       =======         =======


As summarized in the following table, the 20.7% increase in interest income reflects the effect of the growth in average interest-earning assets and the increase in the yield on these assets. The 41.1% increase in interest expense reflects the effect of the growth in interest-bearing liabilities and the increase in the cost of these funds.

                                    Three Months Ended September 30
                                                                  %
                                        1995        1994     Change
                                    -------------------------------
                                     (Dollars in Thousands)
Average interest-earning assets      $2,971,088   $2,672,417  11.2%

Yield on earning assets                   8.19%        7.58%   8.0%

Average interest-bearing
  liabilities                        $2,463,737   $2,214,772  11.2%

Cost of interest-bearing
  liabilities                             4.21%        3.32%  26.8%


The increase in both average interest-earning assets and average interest-bearing liabilities is primarily due to the acquisition of Central Pennsylvania Financial Corp. (CPFC), which was effective October 1, 1994 and was accounted for as a purchase of assets and assumption of liabilities. CPFC had approximately $260 million in assets as of the acquisition date.

The increase in yield and cost of funds from 1994 to 1995 reflects the impact of the increasing interest rates experienced during 1994 and early 1995. The Corporation's average prime rate increased over 16%, from 7.50% for the third quarter of 1994 to 8.77% for the third quarter of 1995. The Corporation has experienced a greater increase in its cost of funds than in its yields, primarily as a result of continuing competition from both bank and nonbank providers.

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses for the third quarter of 1995 was $538,000 compared to $500,000 for the similar period of 1994 and is reflective of the continuing low levels of nonperforming loans and related charge-offs. The 1.58% ratio representing the loan loss allowance in relation to gross loans less unearned income as of September 30, 1995 is consistent with that ratio of 1.60% at December 31, 1994 and is considered prudent by management in light of the current economic conditions and the quality of the loan portfolio.

The following table summarizes the Corporation's nonperforming assets. Note that amounts which would have been presented as in-substance foreclosures as of December 31, 1994 are included in nonaccrual loans as of September 30, 1995.

                                      September 30   Dec. 31
                                        1995          1994
                                        ----          ----
                                      (Dollars in Thousands)
Nonaccrual loans                       $13,107       $13,055

90 days past due loans
 & accruing                              7,389         5,462

Other real estate owned                  1,607         2,767

In-substance foreclosures                    -         1,818
                                       -------       -------

                                       $22,103       $23,102
                                       =======       =======

Nonperforming Assets/Total Assets          .68%          .73%

Nonperforming Assets/Gross Loans           .96%         1.03%

Other Income
------------

During the third quarter of 1995, other income increased by $967,000, or 16.1%, when compared to the same period of 1994. This increase reflects the increases in trust department income of $113,000 or 6.5%, service charges on deposit accounts of $130,000 or 5.5%, other service charges and fees of $601,000 or 40.4%, and investment security gains of $184,000, or 89.3%.

The increase in other service charges and fees includes a significant increase in mortgage servicing fees as a result of the servicing portfolio acquired from CPFC in the fourth quarter of 1994. This category also reflects the fees from a debit card introduced by one of the Corporation's affiliate banks during 1994.

Other Expenses
--------------

For the third quarter of 1995, total other expenses were $24,611,000, an increase of $1,491,000 or 6.4%, over the similar period in 1994. The categories contributing to this increase were salaries and employee benefits, increasing $799,000, or 6.5%, net occupancy expense, increasing $360,000, or 16.5%, and special services, increasing $183,000, or 15.5% These increases are primarily due to the operating expenses related to the branches which were acquired from CPFC on October 1, 1994. Also contributing to the increase in other expenses is approximately $260,000 of goodwill amortization as a result of this acquisition.

Offsetting the above mentioned increases was the refund of FDIC insurance premiums received during the third quarter of 1995. The FDIC reduced the assessment rate for Bank Insurance Fund (BIF) deposits from 23 basis points to 4 basis points, effective June 1, 1995, resulting in a total refund to the Corporation of $1,327,000, which was credited to FDIC insurance expense.

Legislation has been proposed for a significant one-time FDIC assessment on Savings Association Insurance Fund (SAIF) insured deposits, of which the Corporation has approximately $400 million. This assessment will result in a significant increase of the Corporation's other expenses when and if such legislation is approved.

Income Taxes
------------

Income tax expense increased $788,000, to $3,876,000, for the quarter ended September 30, 1995. This increase is directly attributable to the increase in pretax income and the decreasing levels of tax-exempt interest income. The effective tax rate was 25.2% in 1995 compared to 23.2% in 1994.

Nine Months Ended September 30, 1995 versus Nine Months Ended September 30, 1994
--------------------------------------------------------------------------------

Fulton Financial Corporation's net income increased by $3,895,000, or 13.1%, to $33,622,000 for the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994. This increase was attributable primarily to increases in net interest income and other income which were partially offset by increases in other expenses and income taxes.

Net Interest Income
-------------------

Net interest income increased by $8,790,000 or 9.7%. The following table presents the components of this increase:

                       Nine Months Ended September 30     Change
                       ------------------------------     ------

                         1995            1994            $       %
                         ----            ----           ---     ---
                        (Dollars in Thousands)
Interest income        $175,072        $143,630       $31,442   21.9
Interest expense         75,279          52,627        22,652   43.0
                       --------        --------       -------
Net interest income    $ 99,793        $ 91,003       $ 8,790    9.7
                       ========        ========       =======

As summarized in the following table, the 21.9% increase in interest income reflects the effect of the growth in average interest-earning assets and the increase in the yield on these assets. The 43.0% increase in interest expense reflects the effect of the growth in interest-bearing liabilities and the increase in the cost of these funds.

                                    Nine Months Ended September 30
                                                                 %
                                      1995         1994     Change
                                   -------------------------------
                                   (Dollars in Thousands)
Average interest-earning assets    $2,928,402   $2,643,999   10.8%

Yield on earning assets                 8.16%        7.44%    9.7%

Average interest-bearing
  liabilities                      $2,434,317   $2,195,339   10.9%

Cost of interest-bearing
  liabilities                           4.13%        3.20%   29.1%

The increase in both average interest-earning assets and average interest-bearing liabilities is primarily due to the acquisition of Central Pennsylvania Financial Corp. (CPFC), which was effective October 1, 1994 and was accounted for as a purchase of assets and assumption of liabilities. CPFC had approximately $260 million in assets as of the acquisition date.

The increase in yield and cost of funds from 1994 to 1995 reflects the impact of the increasing interest rates experienced during 1994 and early 1995. The Corporation's average prime rate increased over 30%, from 6.80% for the nine months ended September 30, 1994 to 8.87% for the nine months ended September 30, 1995. The Corporation has experienced a greater increase in its cost of funds than in its yields, primarily as a result of continuing competition from both bank and nonbank providers.

Provision for Loan Losses
-------------------------

The provision for loan losses for the nine months ended September 30, 1995 was $1,572,000 compared to $1,570,000 for the similar period of 1994 and is reflective of the continuing low levels of nonperforming loans and related charge-offs.

Other Income
------------

Other income increased by $795,000, or 4.0%, for the nine months ended September 30, 1995 compared to the same period of 1994. This increase reflects increases in trust department income of $181,000 or 3.4%, service charges on deposit accounts of $306,000 or 3.9% and other service charges and fees of $1,143,000 or 25.7%, offset by the decreases in investment security gains of $503,000 or 26.3% and gain on sale of mortgage loans of $332,000, or 29.0%.

The increase in other service charges and fees includes a significant increase in mortgage servicing fees as a result of the servicing portfolio acquired from CPFC in the fourth of 1994, as well as fees from a debit card introduced by one of the Corporation's affiliate bank during 1994.

The decrease in investment securities gains is a result of management's policy of realizing such gains only when deemed prudent to do so, based upon the current and expected fair market values of the individual securities within the equity portfolio.

Other Expenses
--------------

For the nine months ended September 30, 1995, total other expenses were $74,371,000, an increase of $4,289,000, or 6.1%, over the similar period in 1994. The categories contributing to this increase were salaries and employee benefits, increasing $2,002,000, or 5.5%, net occupancy expense, increasing $948,000 or 14.4%; special services, increasing $414,000 or 11.7%; and other expenses, increasing $2,050,000 or 13.5%. These increases were primarily due to the operating expenses related to the branches which were acquired from CPFC on October 1, 1994. Also contributing to the increase in other expenses is approximately $780,000 of goodwill amortization as a result of this acquisition.

Offsetting the above mentioned increases was the refund of FDIC insurance premiums received during the third quarter of 1995. The FDIC reduced the assessment rate for Bank Insurance Fund (BIF) deposits from 23 basis points to 4 basis points, effective June 1, 1995, resulting in a total refund to the Corporation of $1,327,000, which was credited to FDIC insurance expense.

Legislation has been proposed for a significant one-time FDIC assessment on Savings Association Fund (SAIF) deposits, of which the Corporation has approximately $400 million. This assessment will result in a significant increase of the Corporation's other expenses when and if such legislation is approved.

Income Taxes
------------

Income tax expense increased $1,400,000, to $10,862,000, for the nine months ended September 30, 1995. This increase was directly attributable to the increase in pretax income and the decreasing level of tax-exempt interest income. The effective tax rate was 24.4% in 1995 compared to 24.1% in 1994.

                         PART II    OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

(a) Exhibits -- The following is a list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report:

     (1) Instruments defining the right of securities holders, including indentures:

          (a) Rights Agreement dated September 20, 1989 between Fulton Financial Corporation and Fulton Bank -- Incorporated by reference to Exhibit 1 of the Fulton Financial Corporation Current Report on Form 8-K dated June 21, 1989.

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

(b)  Reports on Form 8-K -

     (1) Form 8-K dated October 17, 1995 reporting results of combined operations of Fulton Financial Corporation and Delaware National Bankshares Corp.

     (2) Form 8-K dated November 3, 1995 reporting merger agreement with Gloucester County Bankshares, Inc.

                 FULTON FINANCIAL CORPORATION AND SUBSIDIARIES


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    FULTON FINANCIAL CORPORATION



Date  November 3, 1995              /s/ Rufus A. Fulton, Jr.
    ---------------------------     ----------------------------
                                    Rufus A. Fulton, Jr.
                                    President and Chief
                                    Executive Officer


Date  November 3, 1995              /s/ Charles J. Nugent
    ---------------------------     ----------------------------
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

       (a) Rights Agreement dated September 20, 1989 between Fulton Financial Corporation and Fulton Bank -- Incorporated by reference to Exhibit 1 of the Fulton
            Financial Corporation Current Report
            on Form 8-K dated June 21, 1989.

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

       (b)  Incentive Stock Option Plan and
            Amendment No. 1 to that Plan adopted
            February 17, 1987 -Incorporated by
            reference from Exhibit (a) (i) of the
            Fulton Financial Corporation Quarterly
            Report on Form 10-Q for the quarter
            ended March 31, 1987.

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