Form 10-K
period 1995-12-31
FULTON FINANCIAL CORP
filed 1996-03-27
CIK 700564

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

   X   Annual Report Pursuant to Section 13 or 15(d) of the
  ---
Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1995
                                       OR

  ___  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (No Fee Required)

For the transition period from _____________ to _____________

Commission File Number:  0-10587

                         FULTON FINANCIAL CORPORATION
         ------------------------------------------------------------
             Exact name of registrant as specified in its charter

         Pennsylvania                                             23-2195389
------------------------------                                ------------------
State or other jurisdiction of                                I. R. S. Employer
incorporation or organization                                 Identification No.

One Penn Square, P. O. Box 4887
Lancaster, Pennsylvania                                             17604
--------------------------------------                            ---------
Address of principal executive offices                            Zip Code

Registrant's telephone number, including area code: (717)291-2411

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                                     Name of each Exchange
     Title of each class                              on which registered
-----------------------------                        ---------------------
Common Stock, $2.50 Par Value                                None

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X
          ---

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No   .
                                              ---    ---

     The aggregate market value of 25,892,592 shares of common stock held by non-affiliates, calculated based on the average of the bid and asked prices on February 28, 1996, was $566,400,450.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes____ No___.

     As of February 28, 1996 there were 28,301,512 shares of Fulton Financial Corporation common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE



Portions of the following documents are incorporated by reference:

                                                          Part of Form 10-K into
           Document                                         which incorporated
           --------                                       ----------------------


Definitive Proxy Statement of                                    Part III
Fulton Financial Corporation
dated March 26, 1996

                                    PART I


Item 1.  Description of Business
--------------------------------

     Fulton Financial Corporation (the Corporation) is a Pennsylvania business corporation which was organized on February 8, 1982 and became a bank holding company through the acquisition of all of the outstanding stock of Fulton Bank on June 30, 1982. Fulton Financial Corporation provides a wide variety of banking and trust services to businesses and consumers through the following wholly-owned banking subsidiaries: Fulton Bank, Farmers Trust Bank, Swineford National Bank, Lafayette Bank, FNB Bank, N.A., Great Valley Savings Bank, Hagerstown Trust Company, and Delaware National Bank.

     In addition, Fulton Financial Corporation owns all of the outstanding stock of two nonbanking subsidiaries: (i) Fulton Financial Realty Company, which holds title to or leases certain properties upon which Fulton Bank and Farmers Trust Bank branch offices and other Fulton Bank facilities are located, and (ii) Fulton Life Insurance Company, which reinsures credit life and accident and health insurance on extensions of credit by the Corporation's banking subsidiaries.

     Fulton Financial Corporation is registered with the Federal Reserve Board in accordance with the requirements of the Federal Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Federal Reserve Board, the Pennsylvania Department of Banking, and the State of Maryland.

     The common stock of Fulton Financial Corporation is listed for quotation on the National Market System of the National Association of Securities Dealers Automated Quotation System under the symbol FULT.

     The table on page 5 summarizes relevant information about the Corporation's banking subsidiaries.

     All of the Corporation's banking subsidiaries face significant competition from commercial banks, savings banks, credit unions, and other nonbank providers of financial services. None of the Corporation's banking subsidiaries is dependent upon any single customer, and the loss of any single customer or a few customers would not have a material adverse impact on any of the banking subsidiaries.

FULTON FINANCIAL CORPORATION
BANKING SUBSIDIARIES
As of December 31, 1995



                               Main               Total        Total
                              Office              Assets      Deposits           No. of Employees
                             Location             (000's)      (000's)       Full-time      Part-time
                             --------           ----------   ----------      ---------      ---------
Fulton Bank                  Lancaster, PA      $1,616,987   $1,260,059         649            195
Farmers Trust Bank           Lebanon, PA           167,004      125,299          56             24
Swineford National Bank      Hummels Wharf, PA     205,961      182,505          82             43
Lafayette Bank               Easton, PA            406,309      351,578         175             74
FNB Bank, N.A                Danville, PA          246,418      209,401          84             22
Great Valley Savings Bank    Reading, PA           257,360      214,757          85             13
Hagerstown Trust Company     Hagerstown, MD        347,603      297,749         181              9
Delaware National Bank       Georgetown, DE        108,622       98,185          58             11
                                                                             ---------      ---------
                                                                              1,370            391
                                                                             =========      =========

                                  Fulton Bank
                                  -----------

     Fulton Bank is a full-service commercial bank which was originally chartered as a national banking association on February 8, 1882, and which converted to a Pennsylvania bank and trust company on July 1, 1974. As a state-chartered bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) and which is not a member of the Federal Reserve System, Fulton Bank is subject to regulation and periodic examination by the FDIC and the Pennsylvania Department of Banking.

     Fulton Bank offers a full range of general retail and wholesale banking services, including the following: demand, savings and time deposits; commercial, consumer and mortgage loans; vehicle and equipment leasing and financing; VISA and Mastercard credit cards; and a wide range of international services such as letters of credit and currency exchange. Fulton Bank maintains a network of automated teller machines, which is integrated with the MAC/tm/ regional and CIRRUS/tm/ and PLUS/tm/ national automated teller systems, as well as telephone banking services through the Bank-By-Phone system.

     Fulton Bank maintains correspondent relationships with major banks in New York, Philadelphia, Pittsburgh and Baltimore and through them offers a variety of collection and funds transfer services. Fulton Bank is a member of the Federal Home Loan Bank of Pittsburgh.

     Fulton Bank has trust powers and maintains a staff of investment and trust administrative officers. Personal services available through the Trust Department of Fulton Bank include Personal Trust and Estate Planning, Investment Management, Estate Settlement, Asset Management Accounts, a Mutual Fund Asset Allocation program, and IRA Rollovers. Institutional services available include full service Employee Benefit programs, including administration and investment management, Cash Reserve Investment Management accounts, administrative and investment services for Foundations and Endowments and comprehensive Corporate Trust services.

     The trade area of Fulton Bank consists of Lancaster County, with a population of 422,822 (1990 Census Update), Dauphin County, with a population of 237,813 (1990 Census Update), portions of Cumberland County, with a population of 195,257 (1990 Census Update), portions of Chester County, with a population of 376,396 (1990 Census Update) and portions of York County, with a population of 339,574 (1990 Census Update). For marketing purposes, the Fulton Bank trade area is divided into two regions: the Lancaster Region, consisting of Lancaster and Chester counties, and the Capital Region, consisting of Dauphin, Cumberland, and York Counties. Approximately 75 percent of the business of Fulton Bank is derived from the Lancaster Region, where its administrative headquarters, thirty branch offices, and six remote service facilities are located. Approximately 25 percent of the business of Fulton Bank is derived from the Capital Region, where it maintains twelve branch offices. Both regions have stable economies and have experienced unemployment rates which are consistent with the average state and national levels.

     Diversity is the key to the economic well-being of the Lancaster Region. Twenty-nine of the top employers located in the Lancaster Region have 500 or more employees. This Region also ranks as one of the top agricultural production areas in the country.

     The economy of the Capital Region is strongly influenced by the state government headquartered in the capital City of Harrisburg. The state government provides employment to thousands of workers in the region and also supports local businesses. In recent years, the employment levels of the state government have remained fairly constant, providing economic stability to the region.

     In addition to the state government, the capital region also boasts a diverse industry base and is home to several large service organizations, including Capital Blue Cross/Pennsylvania Blue Shield.

     Fulton Bank maintains a competitive posture within its market. The trade area of Fulton Bank is characterized by active competition among state and national banks. There are 23 full-service commercial banks with offices in the Lancaster Region and 31 full-service commercial banks with offices in the Capital Region. Fulton Bank ranked first in market share (based on total deposits) in Lancaster County, seventh in market share in Dauphin County, fourteenth in market share in Cumberland County, thirty-second in market share in York County, and twenty-ninth in market share in Chester County, according to the most recent available deposit survey.

                              Farmers Trust Bank
                              ------------------

     Farmers Trust Bank is a full-service commercial bank which was chartered under the laws of the Commonwealth of Pennsylvania in 1892. Farmers Trust Bank is a member of the Federal Reserve System and its deposits are insured by the FDIC. Farmers Trust Bank is subject to regulation and periodic examination by the Federal Reserve Bank of Philadelphia and by the Pennsylvania Department of Banking. In addition to its administrative headquarters located in Lebanon, Pennsylvania, Farmers Trust Bank maintains seven branch offices and one remote service facility.

     Farmers Trust Bank offers a full range of general retail and commercial banking services, including demand, savings and time deposits, and commercial, consumer, and mortgage loans. Farmers Trust Bank maintains automated teller machines which are integrated with the MAC/tm/ regional and CIRRUS/tm/ and PLUS/tm/ national automated teller systems. Farmers Trust Bank maintains correspondent relationships with major banks in New York and Philadelphia and through them offers a variety of collection and funds transfer services. Farmers Trust Bank is a member of the Federal Home Loan Bank of Pittsburgh.

     Farmers Trust Bank has trust powers and offers a variety of services through its Trust Department, including estate planning, executorships, estate administration, living trusts, life insurance trusts, testamentary trusts, custodianships, guardianships, investment management accounts, escrow accounts and mutual fund asset allocation accounts.

     The trade area of Farmers Trust Bank consists of Lebanon County, Pennsylvania with a population of 113,744 (1990 Census Update), along with a portion of western Berks County. There are seven full-service commercial banks with offices in Lebanon County. Farmers Trust Bank ranked fifth in Lebanon County based on its market share of deposits, according to the most recent available deposit survey.

                            Swineford National Bank
                            -----------------------

     Swineford National Bank is a national banking association which was chartered in 1903. Swineford National Bank is a member of the Federal Reserve System and its deposits are insured by the FDIC. As a national banking association, Swineford National Bank is subject to regulation and periodic examination by the Comptroller of the Currency. In addition to its administrative headquarters located in Hummels Wharf, Pennsylvania, Swineford National Bank maintains seven branch offices.

     Swineford National Bank offers a full range of general retail and commercial banking services, including demand, savings and time deposits and commercial, consumer and mortgage loans. Swineford National Bank maintains automated teller machines which are integrated with the MAC/tm/ regional and CIRRUS/tm/ national automated teller systems. Swineford National Bank maintains a correspondent relationship with major banks in New York and Philadelphia and through them offers a variety of collection and funds transfer services. Swineford National Bank is a member of the Federal Home Loan Bank of Pittsburgh.

     The trade area of Swineford National Bank consists of Snyder County, with a population of 37,699 (1990 Census Update), Northumberland County, with a population of 95,732 (1990 Census Update) and Union County, with a population of 37,298 (1990 Census Update). There are four full-service commercial banks with offices in Snyder County, fifteen full-service commercial banks with offices in Northumberland County and seven full service banks with offices in Union County. Swineford National Bank ranked first in Snyder County, thirteenth in Northumberland and sixth in Union County, based on market share of deposits, according to the most recent available deposit survey.

                                Lafayette Bank
                                --------------

     Lafayette Bank is a full-service commercial bank which was originally chartered under the laws of the Commonwealth of Pennsylvania in 1922 as Lafayette Trust Bank. During 1988, Lafayette Trust Bank and the Pen Argyl National Bank, both wholly-owned subsidiaries of Fulton Financial Corporation, merged to form Lafayette Bank. During 1991, Second National Bank of Nazareth, a wholly-owned subsidiary of Fulton Financial Corporation serving the same market area, was merged into Lafayette Bank.

     As a state-chartered bank whose deposits are insured by the FDIC and which is not a member of the Federal Reserve System, Lafayette Bank is subject to regulation and periodic examination by the FDIC and by the Pennsylvania Department of Banking. In addition to its administrative headquarters located in the City of Easton, Lafayette Bank currently maintains thirteen branch offices.

     Lafayette Bank offers a full range of general retail and commercial banking services, including demand, savings and time deposits, and commercial, consumer and mortgage loans. Lafayette Bank maintains automated teller machines which are integrated with the MAC/tm/ regional and CIRRUS/tm/ and PLUS/tm/ national
automated teller systems.   Lafayette Bank maintains correspondent relationships
with major banks in New York and Philadelphia and through them offers a variety of collection and funds transfer services. Lafayette Bank is a member of the Federal Home Loan Bank of Pittsburgh.

     Lafayette Bank has trust powers and offers a variety of services through its Trust Department, including estate planning, estate administration, living trusts, life insurance trusts, testamentary trusts, custodianships, guardianships, investment management accounts, escrow accounts, and IRA rollover accounts.

     The trade area of Lafayette Bank consists primarily of Northampton County, with a population of 247,105 (1990 Census Update). There are thirteen full-service commercial banks with offices in Northampton County. Lafayette Bank ranked third in the County in market share of deposits, based on the most recent available deposit survey.

                                FNB Bank, N.A.
                                --------------

     FNB Bank, N.A. is a national banking association which was chartered in 1864. FNB Bank, N.A. is a member of the Federal Reserve System and its deposits are insured by the FDIC. As a national banking association, FNB Bank, N.A. is subject to regulation and periodic examination by the Comptroller of the Currency. In addition to its administrative headquarters located in Danville, FNB Bank, N.A. currently maintains seven branch offices.

     FNB Bank, N.A. offers a full range of general retail and commercial banking services, including demand, savings and time deposits and commercial, consumer and mortgage loans. FNB Bank, N.A. maintains automated teller machines which are integrated with the MAC/tm/ regional automated teller system. FNB Bank, N.A. maintains a correspondent relationship with major banks in New York and Philadelphia and through them offers a variety of collection and funds transfer services. FNB Bank, N.A. is a member of the Federal Home Loan Bank of Pittsburgh.

     FNB Bank, N.A. has trust powers and offers a variety of services including estate planning, executorships, estate administration, living trusts, life insurance trusts, testamentary trusts, agency accounts, guardianships and asset management accounts.

     The trade area of FNB Bank, N.A. consists of Montour County, with a population of 17,735 (1990 Census Update), Lycoming County, with a population of 118,710 (1990 Census Update) and

Northumberland County, with a population of 96,771 (1990 Census Update). There are four full-service commercial banks with offices in Montour County, eleven full-service commercial banks with offices in Lycoming County and thirteen full-service commercial banks with offices in Northumberland County. FNB Bank, N.A. ranked first in Montour County, fourteenth in Lycoming County and second in Northumberland County, based on market share of deposits, according to the most current available deposit survey.

                           Great Valley Savings Bank
                           -------------------------

     Great Valley Savings Bank was organized as a Pennsylvania chartered mutual savings association in 1974. During 1991, Great Valley Savings Bank converted to a Pennsylvania chartered stock savings bank. As a state-chartered savings bank whose deposits are insured by the FDIC and which is not a member of the Federal Reserve System, Great Valley Savings Bank is subject to regulation and periodic examination by the FDIC and by the Pennsylvania Department of Banking. In addition to its administrative headquarters located in the City of Reading, Great Valley Savings Bank maintains seven branch offices and operates one remote site.

     Great Valley Savings Bank offers retail banking services, principally in the form of demand, savings and time deposits, as well as commercial, mortgage and consumer loans. Great Valley Savings Bank maintains a correspondent banking relationship with the Federal Home Loan Bank of Pittsburgh.

     The market area of Great Valley Savings Bank consists of seven branches in Berks County, with a population of 336,523 (1990 Census

Update), and one branch in Montgomery County, with a population of 678,111 (1990 Census Update), along with a portion of contiguous counties. There are three savings banks in Berks County and fifteen in Montgomery County. Great Valley Savings Bank ranked second among savings banks in Berks County based on market share of deposits and thirteen in market share in Montgomery County according to the most recent available deposit survey.

     The market for banking services in Great Valley Savings Bank's trade area is highly competitive, as sixteen commercial banks maintain offices in Berks County and twenty-six commercial banks maintain offices in Montgomery County.

                           Hagerstown Trust Company
                           ------------------------

     Hagerstown Trust Company is a full-service commercial bank which was chartered under the laws of the State of Maryland in 1933. As a state-chartered bank whose deposits are insured by the FDIC and which is not a member of the Federal Reserve System, Hagerstown Trust Company is subject to regulation and periodic examination by the FDIC and by the Bank Commissioner of the State of Maryland. In addition to its administrative headquarters located in Hagerstown, Maryland, Hagerstown Trust Company maintains thirteen offices and twelve remote service facilities.

     The trade area of Hagerstown Trust Company consists of Washington County, Maryland with a population 121,393 (1990 Census Update), along with a portion of the surrounding counties. There are seven full-service commercial banks with offices in Washington County, Maryland. Hagerstown Trust Company ranked first in Washington County, Maryland based on its market share of deposits, according to the most recent available deposit survey.

     Hagerstown Trust Company offers a full range of general retail and wholesale banking services, including demand, savings and time deposits and commercial, consumer and mortgage loans. Hagerstown Trust Company maintains automated teller machines which are integrated with MAC/tm/ and MOST/tm/ regional and CIRRUS/tm/ national automated teller systems. Hagerstown Trust Company maintains a correspondent relationship with major banks in Philadelphia, New York, Richmond and Baltimore. Hagerstown Trust Company is a member of the Federal Home Loan Bank of Atlanta.

     Hagerstown Trust Company has trust powers and offers a variety of services including estate administration, estate planning, living trusts, life insurance trusts, testamentary trusts, custodianships, guardianships, investment management accounts, agency accounts, escrow accounts, employee benefits, pension and profit sharing accounts, and mutual fund accounts.

                            Delaware National Bank
                            ----------------------

     Delaware National Bank is a national banking association chartered in 1979. Delaware National Bank is a member of the Federal Reserve System and its deposits are insured by the FDIC. Delaware National Bank is subject to regulation and periodic examination by the Comptroller of the Currency.
Delaware National Bank maintains six branch offices in addition to an operations and administrative facility.

     Delaware National Bank offers a full range of banking services including retail and commercial checking, savings and time deposits, and consumer, mortgage, and commercial loans. At this time, Delaware National Bank does not have trust powers and does not offer investment or discount brokerage services. Delaware National Bank currently has five drive-up automated teller machines on the MAC/tm/ regional automated teller system. Delaware National Bank maintains a correspondent relationship with major banks in Baltimore and the Federal Home Loan Bank of Pittsburgh.

     The primary market area for Delaware National Bank is Sussex County, Delaware, with a population of 113,229 (1990 Census Update). There are currently ten financial institutions with over 51 branch offices in the county. Delaware National ranked fifth in Sussex County based on market share of deposits, according to the most recent available deposit summary.

                         The Bank of Gloucester County
                         -----------------------------

     On February 29, 1996, the Corporation completed the previously announced acquisition of Gloucester County Bankshares, Inc. (Gloucester County). As provided under the terms of the merger agreement, Gloucester County was merged with and into the Corporation and each of the outstanding shares of the common stock of Gloucester County was converted into 1.58 shares of the common stock of the Corporation. The Corporation issued approximately 1.6 million shares of its common stock in connection with this merger.
     Upon consummation of the merger, the Corporation assumed ownership of its ninth banking subsidiary, The Bank of Gloucester

County. The Bank of Gloucester County, with approximately $200 million in assets, is headquartered in Woodbury, New Jersey, and operates six branch offices in Gloucester County, New Jersey. The acquisition provides the Corporation with it first banking subsidiary in New Jersey.

     Certain additional statistical information relating to the business of Fulton Financial Corporation is set forth in the following tables.



FULTON FINANCIAL CORPORATION
COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

                                                                                 Year Ended December 31
                                            ----------------------------------------------------------------------------------------
(Dollars in Thousands)                                      1995                          1994                          1993
------------------------------------------------------------------------------------------------------------------------------------
                                               Average            Yield/     Average            Yield/     Average            Yield/
ASSETS                                         Balance   Interest  Rate      Balance   Interest  Rate      Balance   Interest  Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
 Loans and direct lease financing(1)        $2,265,870   $197,433  8.71%  $1,963,786   $160,743  8.19%  $1,792,632    149,303  8.33%
 Taxable investment securities(2)              548,363     30,167  5.50      618,735     31,016  5.01      563,319     30,462  5.41
 Tax-exempt investment securities(2)            73,905      4,722  6.39       85,787      5,589  6.51       97,937      6,562  6.70
 Equity securities(2)                           37,266      1,939  5.20       28,519      1,398  4.90       23,533      1,299  5.52
 Short-term investments                         28,415      1,639  5.77       17,564        736  4.19       77,739      2,433  3.13
                                            ----------   --------         ----------   --------         ----------   --------
Total interest-earning assets                2,953,819    235,900  7.99    2,714,391    199,482  7.35    2,555,160    190,059  7.44
Noninterest-earning assets:
 Cash and due from banks                       135,397                       144,439                       142,470
 Premises and equipment                         42,491                        39,790                        38,608
 Other assets(2)                               103,921                        80,696                        63,968
 Less: Allowance for loan losses               (36,231)                      (31,196)                      (29,505)
                                            ----------                    ----------                    ----------
         Total Assets                       $3,199,397                    $2,948,120                    $2,770,701
                                            ==========                    ==========                    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
 Demand deposits                            $  324,888   $  6,467  1.99%  $  328,955   $  5,870  1.78%  $  311,678   $  6,955  2.23%
 Savings deposits                              731,876     19,302  2.64      793,441     19,148  2.41      798,038     21,559  2.70
 Time deposits                               1,235,634     68,038  5.51      976,315     43,889  4.50      962,178     43,960  4.57
 Short-term borrowings                         125,219      6,292  5.02      140,857      5,288  3.75       63,531      1,612  2.54
 Long-term debt                                 30,647      2,011  6.56       17,750      1,116  6.29       11,545        890  7.71
                                            ----------   --------         ----------   --------         ----------   --------
Total interest-bearing liabilities           2,448,264    102,110  4.17    2,257,318     75,311  3.34    2,146,970     74,976  3.49
Noninterest-bearing liabilities:
 Demand deposits                               362,511                       341,399                       311,392
 Other                                          65,974                        51,909                        44,036
                                            ----------                    ----------                    ----------
         Total Liabilities                   2,876,749                     2,650,626                     2,502,398
Shareholders' equity                           322,648                       297,494                       268,303
                                            ----------                    ----------                    ----------
         Total Liabilities and
           Shareholders' Equity             $3,199,397                    $2,948,120                    $2,770,701
                                            ==========                    ==========                    ==========
Net interest income                                       133,790                       124,171                       115,083
Net yield on interest-earning assets                               4.53%                         4.57%                         4.50%
                                                                   ====                          ====                          ====
Tax equivalent adjustment(3)                                4,473                         4,557                         5,149
                                                         --------                      --------                      --------
Net interest margin                                      $138,263  4.68%               $128,728  4.74%               $120,232  4.71%
                                                         ========  ====                ========  ====                ========  ====
------------------------------------------------------------------------------------------------------------------------------------

(1) Includes nonperforming assets.
(2) Balances reflect amortized historical cost for available for sale securities. The related unrealized holding gain on securities of $6,962 in 1995 and $9,346 in 1994 is included in other assets.
(3) Based on marginal Federal income tax rate applicable to 1995, 1994 and 1993 and statutory interest expense disallowances.

FULTON FINANCIAL CORPORATION
CHANGES IN INTEREST INCOME/EXPENSE DUE TO VOLUME AND RATE CHANGE

The following table sets forth for the periods indicated a summary of changes in interest income and interest expense resulting from corresponding volume and rate changes:

                                                        1995  vs.  1994                                     1994  vs.  1993
                                                    Increase (decrease) due                             Increase (decrease) due
                                                          to change in                                        to change in
                                                 -----------------------------                       -----------------------------
                                                Volume       Rate         Net                       Volume       Rate         Net
                                                ------       ----         ---                       ------       ----         ---
                                                                                  (In thousands)
Interest income on:
  Loans and direct lease financing............ $ 24,727    $ 11,963    $ 36,690                    $ 14,255    $ (2,815)   $ 11,440
  Taxable investment securities...............   (3,528)      2,679        (849)                      2,997      (2,443)        554
  Tax-exempt investment securities............     (774)        (93)       (867)                       (814)       (159)       (973)
  Equity securities...........................      429         112         541                         275        (176)         99
  Short-term investments......................      455         448         903                      (1,883)        186      (1,697)
                                               --------    --------    --------                    --------    --------    --------
                                               $ 21,309    $ 15,109    $ 36,418                    $ 14,830    $ (5,407)   $  9,423
                                               ========    ========    ========                    ========    ========    ========



Interest expense on:
  Demand deposits............................. $    (73)   $    670    $    597                    $    386    $ (1,471)   $ (1,085)
  Savings deposits............................   (1,486)      1,640         154                        (124)     (2,287)     (2,411)
  Time deposits...............................   11,657      12,492      24,149                         646        (717)        (71)
  Short-term borrowings.......................     (587)      1,591       1,004                       1,960       1,716       3,676
  Long-term debt..............................      811          84         895                         478        (252)        226
                                               --------    --------    --------                    --------    --------    --------
                                               $ 10,322    $ 16,477    $ 26,799                    $  3,346    $ (3,011)   $    335
                                               ========    ========    ========                    ========    ========    ========




NOTE: The rate/volume variances are allocated in the table above by applying the changes in volume times the prior period rate and by applying the changes in rate times the current period volume on a consistent basis throughout.

FULTON FINANCIAL CORPORATION
INVESTMENT PORTFOLIO

The following table sets forth the carrying amount of investment securities held to maturity (HTM) and available for sale (AFS) as of December 31:

                                                      1995                          1994                          1993
                                          ----------------------------  ----------------------------  ----------------------------
                                            HTM       AFS      TOTAL      HTM       AFS      TOTAL      HTM       AFS      TOTAL
                                          --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                                               (In thousands)
United States Treasury and U.S.
  Government agencies and corporations    $208,758  $124,227  $332,985  $225,927  $ 75,274  $301,201  $221,961  $ 86,351  $308,312

State and municipal                         61,959        --    61,959    84,884        --    84,884    91,495       340    91,835

Other securities                            10,960        --    10,960    37,639        --    37,639    67,984     1,044    69,028

Equity securities                               --    50,446    50,446        --    47,487    47,487        --    36,305    36,305

Mortgage-backed securities                 220,004    47,672   267,676   159,036    51,450   210,486   137,180    94,138   231,318
                                          --------  --------  --------  --------  --------  --------  --------  --------  --------
                                          $501,681  $222,345  $724,026  $507,486  $174,211  $681,697  $518,620  $218,178  $736,798
                                          ========  ========  ========  ========  ========  ========  ========  ========  ========

FULTON FINANCIAL CORPORATION
MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

The following tables set forth the maturities of investment securities at December 31, 1995 and the weighted average yields of such securities (calculated based upon amortized cost).


HELD TO MATURITY (at amortized cost)                                                MATURING
----------------                           -----------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)

                                                 Within              After One But         After Five But               After
                                                One Year           Within Five Years      Within Ten Years            Ten Years
                                                --------           -----------------      -----------------           ---------
                                            Amount     Yield        Amount     Yield       Amount     Yield       Amount      Yield
                                           --------    -----       --------    -----      --------    -----      -------      -----
United States Treasury and other U.S.
  Government agencies and corporations    $ 90,828      5.80%     $112,665      5.80%     $ 4,924      6.43%      $  341      11.25

State and municipal                         10,340      9.65        37,804      8.69        9,734      9.34        4,081       9.48

Other securities                             2,148      5.80         8,258      5.01          554      6.61           --         --
                                          --------     -----      --------     -----      -------     -----       ------      -----
                                          $103,616      6.19%     $158,727      6.45%     $15,212      8.30%      $4,422       9.61%
                                          ========     =====      ========     =====      =======     =====      =======      =====
Tax-equivalent adjustment for
  calculation of yield (1)                $    349                $  1,150                $   318                 $  135
                                          ========                ========                =======                 ======

Mortgage-back securities                  $220,004      6.31%
                                          ========     =====


AVAILABLE FOR SALE (at fair value)                                                  MATURING
------------------                         -----------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)

                                                 Within              After One But         After Five But
                                                One Year           Within Five Years      Within Ten Years
                                                --------           -----------------      -----------------
                                            Amount     Yield        Amount     Yield       Amount     Yield
                                           --------    -----       --------    -----      --------    -----
Unites States Treasury and other U.S.
  Government agencies and corporations     $20,261      5.40%     $101,197      5.93%      $2,769      5.42%
                                           =======     =====      ========     =====       ======     =====
Mortgage-backed securities                 $47,672      6.22%
                                           =======     =====

(1) Weighted average yields on tax-exempt securities have been computed on a fully tax-equivalent basis assuming a tax rate of 35 percent.

FULTON FINANCIAL CORPORATION
LOAN PORTFOLIO BY TYPE

        The amounts of gross loans outstanding as of December 31 follows (1):


                                                     1995          1994          1993          1992          1991
                                                  ----------    ----------    ----------    ----------    ----------
                                                                          (In thousands)
Commercial, financial and agricultural.........   $  337,582    $  332,165    $  341,747    $  350,146    $  350,413
Real estate - construction.....................       76,665        82,692        56,490        56,305        46,621
Real estate - mortgage.........................    1,512,667     1,446,912     1,154,152     1,093,543     1,036,510
Consumer.......................................      404,083       357,872       282,172       272,779       287,121
Leasing and other..............................       33,771        25,205        18,428        15,149        18,795
                                                  ----------    ----------    ----------    ----------    ----------
                                                  $2,364,768    $2,244,846    $1,852,989    $1,787,922    $1,739,460
                                                  ==========    ==========    ==========    ==========    ==========

(1) At December 31, 1995, Fulton Financial Corporation did not have any loan concentrations to borrowers engaged in the same or similar industries that exceeded 10% of total income.




MATURITY & SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES AS OF DECEMBER 31, 1995



                                                       Due after one year
                           Due one year or less        through five years     Due after  five years         Total
                           --------------------        ------------------     ---------------------       ----------
                                                              (In thousands)

Floating rate..............      $898,196                  $181,311                 $ 34,938              $1,114,445
Fixed rate.................        82,880                   473,687                  693,756               1,250,323
                                 --------                  --------                 --------              ----------
  Total loans..............      $981,076                  $654,998                 $728,694              $2,364,768
                                 ========                  ========                 ========              ==========


FULTON FINANCIAL CORPORATION
RISK ELEMENTS IN LOAN PORTFOLIO

        The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans and other nonperforming assets as of December 31 (4):


                                                                                 December 31
                                                   -----------------------------------------------------------------------
                                                     1995            1994            1993            1992            1991
                                                   -------         -------         -------         -------         -------
                                                                                (In thousands)
Nonaccrual loans (1) (2) (3)..................     $11,764         $14,875         $14,605         $20,817         $10,520

Accruing loans past due 90 days or more (3)...       7,321           5,463           5,634           6,046           9,632

Other real estate.............................       1,737           2,870           2,282           1,705           1,472
                                                   -------         -------         -------         -------         -------

                                                   $20,822         $23,208         $22,521         $28,568         $21,624
                                                   =======         =======         =======         =======         =======

(1) Includes impaired loans as defined by Statement of Financial Accounting Standards No. 114 of approximately $10.3 million at December 31, 1995.

(2) As of December 31, 1995, the gross interest income that would have been recorded during 1995 if nonaccrual loans had been current in accordance with their original terms was approximately $1.5 million. The amount of interest income on those nonaccrual loans that was included in 1995 net income was approximately $682,000. At December 31, 1995, $9.2 million of nonaccrual loans are considered to be adequately secured.

(3) Accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal and interest. When interest accruals are discontinued, interest credited to income in the current year is reversed and interest accrued in any prior year is charged to the allowance for loan loses. Nonaccrual loans are restored to accrual status when all delinquent principal and interest becomes current or the loan is considered secured and in the process of collection. Certain loans, primarily residential mortgages, that are determined to be sufficiently collateralized may continue to accrue interest after reaching 90 days past due.

(4) Excluded from the amounts presented above at December 31, 1995 are $8.5 million in domestic commercial loans for which payments were current, but as to which the borrowers were experiencing significant financial difficulties. These loans are subject to constant management attention and their classification is reviewed monthly.

FULTON FINANCIAL CORPORATION
SUMMARY OF LOAN LOSS EXPERIENCE


        An analysis of the Corporation's loan loss experience is as follows:

                                                                                Year Ended December 31
                                                         ----------------------------------------------------------------------
                                                            1995           1994           1993           1992           1991
                                                         ----------     ----------     ----------     ----------     ----------
                                                                                (Dollars in thousands)
Amount of loans and leases outstanding at end of period..$2,356,057     $2,233,894     $1,841,992     $1,773,055     $1,718,165
                                                         ==========     ==========     ==========     ==========     ==========

Daily average amount of loans and leases.................$2,265,870     $1,963,786     $1,792,632     $1,737,712     $1,678,592
                                                         ==========     ==========     ==========     ==========     ==========

Balance of allowance for loan losses at
  beginning of period....................................$   35,775     $   28,679     $   29,549     $   23,895     $   19,912

Loans charged-off:

  Commercial, financial and agricultural.................     1,754          1,719          3,415          6,170          2,507
  Real estate - construction.............................        --            144             --             --              9
  Real estate - mortgage.................................     1,748            924          3,856          2,832            204
  Consumer...............................................     1,554          1,015          1,419          1,660          1,887
  Leasing and other......................................        59             33             51             56            120
                                                         ----------     ----------     ----------     ----------     ----------
    Total loans charged-off..............................     5,115          3,835          8,741         10,718          4,727
                                                         ----------     ----------     ----------     ----------     ----------

Recoveries of loans previously charged-off:

  Commercial, financial and agricultural.................     1,446          1,047          2,096            654            449
  Real estate - construction.............................        --             58             --             --             --
  Real estate - mortgage.................................       466            587            228            242             51
  Consumer...............................................       668            485            559            614            506
  Leasing and other......................................        20             29             62             10              8
                                                         ----------     ----------     ----------     ----------     ----------
    Total recoveries.....................................     2,600          2,206          2,945          1,520          1,014
                                                         ----------     ----------     ----------     ----------     ----------

Net loans charged-off....................................     2,515          1,629          5,796          9,198          3,713

Additions to allowance charged to operations.............     2,033          2,255          4,926         14,852          6,091

Allowance purchased from Central Pennsylvania Financial
Corp. (1994) and Great Valley Savings Bank (1991)                --          6,470             --             --          1,605
                                                         ----------     ----------     ----------     ----------     ----------


Balance at end of period.................................$   35,293     $   35,775     $   28,679     $   29,549     $   23,895
                                                         ==========     ==========     ==========     ==========     ==========

Ratio of net charge-offs during period to average
  loans outstanding......................................       .11            .08            .32            .53            .22

Ratio of reserve to loans outstanding at end of period...      1.50           1.60           1.56           1.67           1.39

FULTON FINANCIAL CORPORATION
ALLOCATION OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

        The allowance for loan losses has been allocated as follows as of December 31:

                      1995                    1994                    1993                    1992                    1991
               ------------------------------------------------------------------------------------------------------------------
                                                             (Dollars in thousands)
                         Percent                 Percent                 Percent                 Percent                 Percent
                         of loans                of loans                of loans                of loans                of loans
                         in each                 in each                 in each                 in each                 in each
                         category                category                category                category                category
                         to total                to total                to total                to total                to total
               Allowance Loans         Allowance Loans         Allowance Loans         Allowance Loans         Allowance Loans
               ------------------      ------------------      ------------------      ------------------      ------------------
Commercial,
financial &
agricultural.. $10,013    14.3%        $13,859    14.8%        $13,522    18.5%        $16,774    19.6%        $9,918     20.1%

Real estate -
construction &
mortgages.....  11,129    67.2          12,164    68.1          10,712    65.3           8,911    64.3          3,881     62.3

Consumer,
leasing &
other.........   2,014    18.5           2,091    17.1           2,415    16.2           2,718    16.1          3,451     17.6

Unallocated...  12,137     N/A           7,661     N/A           2,030     N/A           1,146     N/A          6,645      N/A
               -------  ------         -------  ------         -------  ------         -------  ------        -------   ------
               $35,293  100.00%        $35,775  100.00%        $28,679  100.00%        $29,549  100.00%       $23,895   100.00%
               =======  ======         =======  ======         =======  ======         =======  ======        =======   ======


The Corporation allocates the allowance for possible loan losses in three components: (1) specific accounts, (2) 15% of substandard and 10% of fair internally risk rated loans (excluding those subject to specific allocation under (1)) and (3) based upon historical experience for the remaining balances. As of December 31, 1995, the Corporation has allocated $7.7 million based on a four year historical average: $2.7 million commercial, $1.9 million consumer, $3.0 million mortgage, and $70,000 leasing. The allocation was $385,000 for specific accounts, $7.8 million for fair rated loans, $6.7 million for substandard rated loans, $386,000 for doubtful rated loans, and $227,000 for off-balance sheet risk for standby letters of credit.

Charge-offs for 1996 are not anticipated to exceed $4.8 million, commercial - $2.2 million, consumer - $1.5 million, mortgage - $1.0 million, and leases - $100,000. The overall risk factors in the portfolio are best evidenced by a 30 day and over delinquency rate in the 2.00% to 2.50% range and overall credit risk ratings of satisfactory and above for 75% of the commercial and real estate portfolios.

FULTON FINANCIAL CORPORATION
DEPOSITS



        The average daily balances of deposits and rates paid on such deposits are summarized as follows for the years ended December 31:

                                                                1995                        1994                         1993
                                                                ----                        ----                         ----
                                                         Amount      Rate            Amount      Rate             Amount      Rate
                                                      ----------     ----         ----------     ----          ----------     ----
                                                                                 (Dollars in thousands)
Noninterest-bearing demand deposits...................$  362,511       --%        $  341,399       --%         $  311,392       --%
Interest-bearing demand deposits......................   324,888     1.99            328,955     1.78             311,678     2.23
Savings deposits......................................   731,876     2.64            793,441     2.41             798,038     2.70
Time deposits......................................... 1,235,634     5.51            976,315     4.50             962,178     4.57
                                                      ----------     ----         ----------     ----          ----------     ----
                                                      $2,654,909     3.53%        $2,440,110     2.82%         $2,383,286     3.04%
                                                      ==========     ====         ==========     ====          ==========     ====


Maturities of time deposits of $100,000 or more outstanding at December 31, 1995 are summarized as follows:

                                                     (In thousands)
Three months or less..................................  $ 59,629
Over three through six months.........................    27,336
Over six through twelve months........................    19,633
Over twelve months....................................    33,306
                                                         -------
                                                        $139,904
                                                         =======

FULTON FINANCIAL CORPORATION
SHORT-TERM BORROWINGS

  The following table presents information related to Federal funds purchased and securities sold under agreements to repurchase. No other categories of short-term borrowings exceeded 30% of shareholders equity at December 31, 1995.



                                                         1995                  1994                1993
                                                         ----                  ----                ----
                                                                      (Dollars in thousands)
Amount outstanding at December 31..............        $135,872             $191,523             $76,189

Weighted average interest rate at year end.....           4.88%                4.93%               2.28%

Maximum amount outstanding at any month end....        $216,650             $201,187             $81,414

Average amount outstanding during the year.....        $125,219             $140,857             $63,531

Weighted average interest rate during the year.           5.02%                3.75%               2.54%

FULTON FINANCIAL CORPORATION
RETURN ON EQUITY AND ASSETS



   The ratio of net income to average shareholders' equity and to average total assets and certain other ratios are as follows:

                                                                    Year Ended December 31
                                                   --------------------------------------------------------
                                                   1995         1994         1993(1)      1992         1991
                                                   ----         ----         ----         ----         ----
Percentage of net income to:
 Average shareholders' equity.................    14.13%       13.61%       12.32%       10.67%       12.91%
 Average total assets.........................     1.42         1.37         1.19         1.00         1.18

Percentage of dividends declared per common
 share to net income per common share.........    40.9         40.4         44.7         46.0         37.5

Percentage of average shareholders' equity
 to average total assets......................    10.1         10.1          9.7          9.4          9.1

 (1) Percentage of income before cumulative effect of changes in accounting principles to average shareholders' equity and average total assets was 13.61% and 1.32%, respectively.


FULTON FINANCIAL CORPORATION
INTEREST SENSITIVITY TABLE
December 31, 1995
(In thousands)

                                       Floating          Three           Three           Six -           Greater
                                       or Daily          Months          - Six           Twelve           Than
Balance Sheet Category                 Adjustable       or Less          Months          Months          One Year             Total
----------------------                 ----------       -------          ------          ------          --------             -----
Assets
------
Interest-bearing deposits              $    780        $  3,645        $     --        $     --        $       --        $    4,425

Taxable-investments                          --         110,451          63,090          99,894           337,883           611,318

Tax exempt investments                       --           4,871           2,276           9,065            45,747            61,959

Equity securities                            --             600             600           1,201            35,311            37,712

Loans and direct lease financing        636,283         165,715         138,218         295,439         1,121,015         2,356,670
                                       --------        --------        --------        --------        ----------        ----------
  Total rate sensitive assets          $637,063        $285,282        $204,184        $405,599        $1,539,956        $3,072,084
                                       ========        ========        ========        ========        ==========        ==========


Liabilities
-----------
Demand deposits (A)                    $ 76,372        $  5,158        $  5,158        $ 10,317        $  227,935        $  324,940

Savings deposits (B)                    336,226          18,283          18,283          38,244           304,994           716,030

Time deposits                            28,520         266,874         216,078         246,866           531,540         1,289,878

Short-term debt                         140,930              --              --              --                --           140,930

Long-term debt                               --           5,966           7,457             499            20,767            34,689
                                       --------        --------        --------        --------        ----------        ----------
  Total rate sensitive liabilities     $582,048        $296,281        $246,976        $295,926        $1,085,236        $2,506,467
                                       ========        ========        ========        ========        ==========        ==========

Period gap                                 1.09            0.96            0.83            1.37              1.42

Cumulative gap                             1.09            1.05            1.00            1.08              1.23

(A) NOW accounts - Despite the fact that funds could be withdrawn at any time, experience reflects only the normal monthly (beginning, middle, and end of the month) balance changes coupled with, until recently, slow but stable growth. These accounts historically have exhibited all the characteristics of transaction accounts and are therefore somewhat insensitive to minor fluctuations in interest rates. The table assumes that 14% of the balances are subject to repricing within one year or approximately $36 million dollars. This percentage has been based upon recent trends as well as management's assessment of the effect of current conditions.

(B) Savings accounts - In view of the historic stable deposit levels and after analysis of recent deposit flows, management feels it is realistic to use 19% to project repricings within one year. Other components of savings deposits include money market deposit accounts and super NOW accounts, both of which can be subject to repricing as frequently as daily.

Item 2.  Properties
-------------------

     The administrative headquarters of Fulton Financial Corporation and Fulton Bank is located in a six-story brick building at the northeast corner of Penn Square in the City of Lancaster, Pennsylvania. This building, together with fourteen properties upon which Fulton Bank branch offices are located, are owned in fee by Fulton Bank, free and clear of encumbrances. Five properties upon which Fulton Bank branch offices are located and four properties upon which remote service facilities are located are leased by Fulton Bank from nonaffiliated persons. Eighteen properties upon which Fulton Bank branch offices are located and two properties upon which remote service facilities are located are owned or leased by Fulton Financial Realty Company and subleased to Fulton Bank. Office space is leased by Fulton Financial Realty Company and subleased to Fulton Financial Corporation and Fulton Bank. These leases expire at various dates through the year 2023 and most are subject to one or more renewal options. The Fulton Bank Administrative Service Center is located on property which is owned free and clear of encumbrances by Fulton Financial Realty Company.

     The administrative headquarters of Farmers Trust Bank is located in a five-story building at 817 Cumberland Street in Lebanon, Pennsylvania. This building, together with two branch offices, are owned in fee by Farmers Trust Bank, free and clear of encumbrances. One of the properties upon which a Farmers Trust Bank branch office is located is leased by Fulton Financial Realty

Company and subleased to Farmers Trust Bank, while three additional properties are owned by Fulton Financial Realty Company and leased to Farmers Trust Bank for branch offices. Farmers Trust Bank has erected a remote service facility on an additional property, which is leased from a nonaffiliated person. These leases expire intermittently over the years through the year 2009 and are subject to two renewal options.

     The administrative headquarters and operations center of Swineford National Bank are located in a one-story brick building on Routes 11 and 15 in Hummels Wharf, Pennsylvania. In addition to a branch located at the site of the operations center, Swineford National Bank operates seven other branch offices. The Hummels Wharf property and four branch offices are owned free and clear of encumbrances by Swineford National Bank. Three additional properties used for branch offices are leased by Swineford National Bank from nonaffiliated persons. These leases expire intermittently over the years through the year 2002 and are subject to two renewal options.

     The administrative headquarters of Lafayette Bank is located in a three-story brick building at 360 Northampton Street, Easton, Pennsylvania. Lafayette Bank maintains two other sites housing administrative operations of the bank. In addition to these three buildings, which are owned in fee by Lafayette Bank, free and clear of encumbrances, six branch offices and another structure are also owned in fee by Lafayette Bank, free and clear of encumbrances. Seven additional properties are leased by Lafayette Bank from nonaffiliated persons; these leases expire intermittently over the years through the year 2020 and are subject to one or more renewal options. Six of these leased properties are used as branch offices and one of these properties is a branch that was relocated and is no longer used as a branch office.

     The administrative headquarters of FNB Bank, N.A. is located at 354 Mill Street, Danville, Pennsylvania. This building and four branch offices are owned in fee by FNB Bank, N.A. free and clear of encumbrances. Two other branch facilities are leased by FNB Bank, N.A. from nonaffiliated persons. These leases expire intermittently over the years through the year 2014 and are subject to one or more options.

     The administrative headquarters of Great Valley Savings Bank is located in a two-story building at 210 North Fifth Street, Reading, Pennsylvania. This building and two branches are owned in fee by Great Valley Savings Bank, free and clear of encumbrances. Five branch offices are leased by Great Valley Savings Bank from nonaffiliated persons. These leases expire intermittently over the years through the year 2023 and are subject to two or more options.

     The administrative headquarters of Hagerstown Trust Company is located in a three story brick building at 83 West Washington Street, Hagerstown, Maryland. This building and eleven branch offices are owned in fee by Hagerstown Trust Company, free and clear of encumbrances. Two branch offices and seven remote facilities are leased by Hagerstown Trust Company from non-affiliated persons. These leases expire intermittently over the years through the year 2006 and are subject to one or more options.

     The headquarters and principal offices of Delaware National Bank are located in a two-story brick office building at Route 113 North and Edwards Street, Georgetown, Delaware. This building and four of Delaware National Bank's branches are owned by the bank. The remaining branch is leased through 2009. Delaware National Bank's Administrative and Operations Center is leased through 2021.


Item 3.  Legal Proceedings
--------------------------

     There are no legal proceedings pending against Fulton Financial Corporation or any of its subsidiaries which are expected to have a material impact upon the financial position and/or the operating results of the Corporation.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders of Fulton Financial Corporation during the fourth quarter of 1995.

                             PART II
Item 5.  Market for Registrant's Common Equity and Related
----------------------------------------------------------
         Stockholder Matters
         -------------------

     The information appearing under the heading "Capital Resources" and "Common Stock" in Item 7 "Managements Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

FULTON FINANCIAL CORPORATION

5-YEAR CONSOLIDATED SUMMARY OF OPERATIONS


(Dollars in thousands, except per-share data)
FOR THE YEAR                                                   1995           1994            1993             1992            1991
-----------------------------------------------------------------------------------------------------------------------------------
Interest income                                          $  235,900     $  199,482      $  190,059       $  203,951      $  225,483
Interest expense                                            102,110         75,311          74,976           96,387         124,459
                                                         ----------     ----------      ----------       ----------      ----------
Net interest income                                         133,790        124,171         115,083          107,564         101,024
Provision for loan losses                                     2,033          2,255           4,926           14,852           6,091
Other income                                                 28,961         25,801          28,432           24,743          19,381
Other expenses                                              100,039         94,004          91,782           84,435          76,862
                                                         ----------     ----------      ----------       ----------      ----------
Income before income taxes                                   60,679         53,713          46,807           33,020          37,452
Income taxes                                                 15,099         13,233          10,285            6,077           7,334
                                                         ----------     ----------      ----------       ----------      ----------
Income before cumulative effect of changes
   in accounting principles                                  45,580         40,480          36,522           26,943          30,118
Cumulative effect of changes in accounting principles            --             --          (3,457)              --              --
                                                         ----------     ----------      ----------       ----------      ----------
Net income                                               $   45,580     $   40,480      $   33,065       $   26,943      $   30,118
                                                         ==========     ==========      ==========       ==========      ==========

PER-SHARE DATA*
-----------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of changes
   in accounting principles                              $     1.61     $     1.44      $     1.30       $      .96      $     1.08
Net income                                                     1.61           1.44            1.18              .96            1.08
Cash dividends                                                  .656           .581            .527             .431            .407


AT YEAR END
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                             $3,334,729     $3,178,696      $2,824,312       $2,791,039      $2,654,209
Net loans                                                 2,320,764      2,198,119       1,813,313        1,743,506       1,694,270
Deposits                                                  2,730,370      2,591,048       2,378,320        2,443,147       2,325,984
Long-term debt                                               34,689         27,283          13,051           16,764          15,199
Shareholders' equity                                        339,914        308,332         288,302          260,926         245,419
Average shareholders' equity                                322,648        297,494         268,303          252,395         233,212
Average total assets                                      3,199,397      2,948,120       2,770,701        2,687,869       2,561,855
-----------------------------------------------------------------------------------------------------------------------------------

*Per-share data is based on the weighted average outstanding shares adjusted for stock dividends and stock splits.

Item 7. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
        and Results of Operations
        -------------------------

     This discussion concerns Fulton Financial Corporation (the Corporation), a bank holding company incorporated under the laws of the Commonwealth of Pennsylvania in 1982, and its wholly-owned subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and other financial information presented in this report.

MERGER ACTIVITY
---------------

     During 1995, the Corporation continued to expand its markets through acquisition. On August 31, 1995, the Corporation completed the acquisition of Delaware National Bankshares Corp. (Delaware National). As provided under the terms of the acquisition agreement, Delaware National was merged with and into the Corporation and each of the 763,051 outstanding shares of the common stock of Delaware National was converted into 1.244 shares of the common stock of the Corporation.

     The Corporation issued a total of 949,235 shares of its common stock in connection with the Delaware National merger. The transaction was accounted for as a pooling of interests and therefore, all financial information presented herein has been restated to include the accounts of Delaware National for all periods presented.

     Delaware National Bank, Delaware National's banking subsidiary, with over $100 million in assets, provides the Corporation with its first banking subsidiary in Delaware, long considered an area for strategic expansion of the Corporation's community bank philosophy. Delaware National Bank operates six banking offices in Sussex County, Delaware.

     On October 1, 1994, the Corporation acquired Central Pennsylvania Financial Corporation (CPFC), a savings and loan holding company headquartered in Shamokin, Pennsylvania. In accordance with the Agreement and Plan of Merger (the Agreement), CPFC was merged into the Corporation and the Corporation purchased all of the outstanding shares of CPFC's common stock for cash in the amount of $23.00 per share. The total consideration paid in connection with the acquisition was approximately $45.9 million.

     Through this transaction, the Corporation acquired ownership of Central Pennsylvania Savings Association, F.A. (CPSA), a federal savings association which was headquartered in Shamokin. Immediately following the merger, approximately $260 million of CPSA's assets and $225 million of its liabilities were distributed among the Corporation's various banking subsidiaries. The major portion of the net assets distributed represented ten branches in Cumberland, Dauphin, Lycoming, Montour, Northumberland, Snyder and Union Counties, Pennsylvania.

     The transaction was accounted for as a purchase of assets and assumption of liabilities. The Corporation's financial statements include the accounts and results of CPFC from the October 1, 1994 acquisition date forward.

     On February 29, 1996, the Corporation completed the previously announced acquisition of Gloucester County Bankshares, Inc. (Gloucester County). As provided under the terms of the merger agreement, Gloucester County was merged with and into the Corporation and each of the outstanding shares of the common stock of Gloucester County was converted into 1.58 shares of the common stock of the Corporation.

     The Corporation issued approximately 1.6 million shares of its common stock in connection with the Gloucester County merger. The transaction was accounted for as a pooling of interest. Since consummation of the merger occurred subsequent to December 31, 1995, the consolidated financial statements do not include the accounts of Gloucester County.

          Gloucester County, with approximately $200 million in assets, is headquartered in Woodbury, New Jersey, and operates six branch offices in Gloucester County, New Jersey, through it wholly-owned subsidiary, The Bank of Gloucester County. The acquisition provides the Corporation with its first banking subsidiary in New Jersey.

RESULTS OF OPERATIONS
---------------------

     The Corporation achieved record net income of $45.6 million for the year ended 1995. This represents an increase of $5.1 million or 12.6% over 1994's net income of $40.5 million, which was an increase of $7.4 million or 22.4% over 1993's net income of $33.1 million.

     Net income for 1993 was significantly impacted by the adoption of Statements of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" and No. 109 "Accounting for Income Taxes", which resulted in a net charge to income of $3.5 million. The Corporation's income before the cumulative effect of these accounting changes, which is indicative of ongoing operations, increased $4.0 million or 10.8% in 1994. All ratios presented herein for 1993 reflect income before the cumulative effect of changes in accounting principles.

     The Corporation continued to achieve an outstanding return on average assets (ROA), a widely used performance barometer within the financial services industry. This ratio was 1.42% for 1995 compared to 1.37% for 1994 and 1.32% for 1993. Return on average shareholders' equity (ROE), another measure of performance, increased in 1995 to 14.13% from the 13.61% level achieved in both 1994 and 1993.

     The 12.6% increase in earnings in 1995 was driven by significant growth in both net interest income and other income, offset somewhat by related increases in noninterest expenses.

     As a financial institution, net interest income is a major contributor to the Corporation's net income. During 1995, net interest income increased 7.7% to $133.8 million compared to increases of 7.9% and 7.0% during 1994 and 1993, respectively. The "Comparative Average Balance Sheets and Net Interest Income Analysis" on page 19 summarizes the components of the net interest income growth. The increases in interest income and interest expense were due to both the growth in interest-earning assets and interest-bearing liabilities and the increases in interest rates.

     Interest income increased $36.4 million or 18.3% during 1995, reflecting the growth in interest-earning assets as well as the increase in the yield on these assets.

     Interest-earning assets increased $239.4 million or 8.8% during 1995, after increasing $159.2 million or 6.2% during 1994 and $136.1 million or 5.6% during 1993. A significant portion of the growth during 1995 and 1994 is due to the October 1, 1994 acquisition of CPFC. The Corporation has generated significant growth in loans reflecting the strong economy in its markets. Loans increased $302.1 million (15.4%), $171.2 million (9.5%) and $118.6 million (7.1%) during
1995, 1994 and 1993, respectively. These increases in loans were partially funded by decreases in investments (including short-term investments), of $62.7 million (8.3%) and $11.9 million (1.6%) during 1995 and 1994, respectively.

     The yield on interest-earning assets increased 8.7% to 7.99% in 1995 from 7.35% in 1994. The 1994 yield represents a 1.2% decrease from 7.44% in 1993.

     The changes in the yields reflect both the shift in the composition of the Corporation's interest-earning assets and the fluctuations of the interest rate environment. The shift in the composition of the Corporation's interest-earning assets, with a greater proportion representing loans and a lesser proportion representing investments, has positively impacted yields, since loans generally earn interest at higher rates than investments. The interest rate environment positively impacted the yield in 1995. The prime rate, a reliable gauge of interest rates in general, was 8.5% at December 31, 1995 and 1994. However the average prime rate was 8.8% for 1995 compared to 7.1% for 1994.

     Interest expense increased at a much greater rate than interest income during 1995, increasing $26.8 million or 35.6%, reflecting both the growth in interest-bearing liabilities as well as the increase in the cost of these funds. Interest-bearing liabilities increased $190.9 million or 8.5% during 1995, after increasing $110.3 million or 5.1% during 1994 and $85.6 million or 4.2% during 1993. While a significant portion of the growth during 1995 and 1994 is due to the October 1, 1994 acquisition of CPFC, the Corporation has also been able to generate deposit growth through its competitive marketing efforts. Total interest-bearing deposits increased $193.7 million (9.2%), $26.8 million (1.3%) and $58.1 million (2.9%) during 1995, 1994 and 1993, respectively. These increases provided funding for loans. The cost of interest-bearing liabilities increased 24.9% from 3.34% for 1994 to 4.17% for 1995, after decreasing 4.3% during 1994. The changes in the cost of funds primarily reflects fluctuations of the interest rate environment and the ever increasing competition for customer deposits.

     The provision for loan losses for 1995 totaled $2.0 million, compared to the 1994 and 1993 provisions of $2.3 million and $4.9 million, respectively. The statement of income for 1994 does not reflect the addition to the allowance for loan losses of $6.5 million as a result of the CPFC acquisition. At December 31, 1995, the allowance for loan losses as a percentage of loans (net of unearned income) stood at 1.50%, which is consistent with the levels of 1.60% and 1.56% registered at December 31, 1994 and 1993, respectively.

     The Corporation's subsidiary banks continued their excellent net charge-off record during 1995. For the year, the subsidiary banks recorded net charge-offs of $2.5 million or 0.11% of average loans outstanding. This represents an increase from the level recorded during 1994, $1.6 million or 0.08%, and a decline from the net charge-offs recorded during 1993, $5.8 million or 0.32%. In management's opinion, the allowance for loan losses of $35.3 million, or 1.50% of loans and 1.69 times nonperforming assets (1.54 at December 31, 1994) is adequate to absorb any foreseeable loan losses.

          The detail of nonperforming assets as of December 31, and net charge-offs by category for 1995 and 1994 is as follows:

                                  Nonperforming
                                     Assets       Net Charge-offs
(in thousands)                     1995    1994    1995     1994
-----------------------------------------------------------------
Real Estate Loans               $13,071 $14,669 $ 1,282  $   423

Commercial & Industrial Loans     4,480   4,695     347      676

Consumer Loans                    1,534     974     886      530

Other Real Estate Owned           1,737   2,870      --       --
                                ------- ------- -------  -------

         Total                  $20,822 $23,208 $ 2,515  $ 1,629
                                ======= ======= =======  =======

-----------------------------------------------------------------

     Nonperforming assets include all loans 90 days or more past due as to principal or interest, nonaccrual loans and other real estate owned. It should be noted that the great majority of the nonperforming real estate loans above represents residential real estate loans which, in the opinion of management, are adequately secured.

     Noninterest income was $29.0 million for 1995. This represents an increase of $3.2 million or 12.2% over the 1994 total of $25.8 million, which, in turn, was 9.3% lower than the 1993 total of $28.4 million. Almost all noninterest income categories increased during 1995, reflecting the Corporation's growth. The 1994 decrease was primarily due to a $3.1 million decrease in gains on sales of mortgage loans from the 1993 level as refinance volume virtually disappeared with rising interest rates.

     Investment management and trust services income reached a record level of $7.3 million in 1995, an increase of $390,000 or 5.6%, following a 1994 increase of $132,000 or 1.9%. The growth during 1995 and 1994 was due to ongoing expansion and increased marketing of traditional trust services as well as the continued success of several innovative investment management products. The customized Cash Reserve Investment Management product continued to grow as an important vehicle for companies, municipalities, and not-for-profit institutions looking to enhance the short-term return on their invested funds. Likewise, the Asset Management Account, which integrates personalized investment portfolio management with traditional commercial bank deposit and loan services, continued to attract new clients. An expanded, full-service 401(k) program was introduced toward the end of 1995 which should significantly contribute to trust revenue growth in 1996.

     Service charges on deposit accounts increased $443,000 or 4.7% for 1995, after decreasing $140,000 or 1.5% in 1994. The increase in 1995 is attributable to growth in the Corporation's fee-based deposits, as a result of both internally generated growth and the acquisition of CPFC. The decrease in 1994 was also volume driven, since the Corporation had not made significant changes in service charge pricing during the past few years. Product pricing is reviewed through a product review and development process in which all products and services provided by the Corporation's subsidiary banks, both in terms of features and price, are reviewed on a rotating basis. The Corporation recently introduced revised fee schedules at certain affiliate banks in an effort to enhance fee income, while remaining competitive in its markets.

     Other service charges and fees increased $1.6 million or 26.2% during 1995 after remaining flat in 1994. Other customer fees increased $454,000, largely from increased customer usage of debit cards. Fulton Bank, the Corporation's lead bank, unveiled a debit card during 1994 which continues to significantly enhance fee income as the program gains acceptance and is expanded to the market areas serviced by the Corporation's other subsidiary banks. Mortgage servicing fees increased $254,000 due to growth in the Corporation's servicing portfolio caused by continuing sales in the secondary market and the acquisition of the servicing portfolio from CPFC in the fourth quarter of 1994. The category of other service charges and fees also benefitted from certain nonrecurring items in 1995, including the receipt of life insurance proceeds of $180,000 and gains on the disposition of other real estate of $371,000.

     Investment security gains increased $879,000 or 37.8% to a level of $3.2 million for 1995. As a percentage of noninterest income, investment security gains represented 11.1%, 9.0% and 6.6% during 1995, 1994 and 1993, respectively. All of the gains realized during 1995 were generated from the sale of equity securities.

     Management continuously reviews the performance and quality of securities within the investment portfolio. During 1995, management concluded that several of the equity securities in the Corporation's portfolio had market prices likely to decline in the near future. The securities were sold, resulting in increased gains.

     Noninterest expense for 1995 rose $6.0 million or 6.4% from the 1994 total of $94.0 million, after increasing only $2.2 million or 2.4% during 1994. The increase in noninterest expense primarily reflects the effect of the fourth quarter 1994 CPFC acquisition.

     The largest noninterest expense increase occurred in salaries and employee benefits, which increased $3.8 million or 7.9% during 1995. Increases of $2.5 million, or 5.4%, and $3.3 million, or 7.8%, were registered for 1994 and 1993, respectively. The 1995 increase reflects the growth in the number of employees, inflationary increases in salaries, and an additional bonus paid to all employees. The number of full-time equivalent employees increased from an average of 1,588 in 1994 to 1,664 in 1995, an increase of 4.8%. While the number of average full-time equivalents increased, the ratio of employees per million dollars of average assets decreased to .52 in 1995 as compared to .54 in 1994. This decrease was due, in part, to the acquisition of CPFC and the related integration of branches and backroom operations. Management continues to balance the minimal increases in staffing levels with the commitment to providing the superior service that customers have come to expect. The additional bonus, which was paid to substantially all employees, cost the Corporation approximately $715,000.

     Several items occurred during 1994 and 1993 which distort underlying trends. During 1993, as previously discussed, the Corporation adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than

Pensions," which increased 1993 employee retiree benefit expense by $828,000, to $1.0 million. During 1994, after concluding that major changes in the healthcare system through Federal legislation were not imminent, and having conducted an employer peer group review of retiree health benefits, the Corporation reduced the level of healthcare coverage which would be provided to future retirees. The changes resulted in a significantly reduced cost to the Corporation of $291,000 for 1994, a $729,000 reduction over the $1.0 million recognized in 1993.

     In addition, during 1993 the Corporation accrued $376,000 for certain supplemental retirement benefit liabilities assumed from a merged institution.

     Employee benefits expense, particularly medical benefits, has been an area of management focus in recent years. Management will continue to monitor and study employee benefits with the goal of providing a competitive and supportive benefit package at a reasonable cost.

     Excluding the impact of the bonus, the supplemental retirement expense and the accounting change in 1993, salaries and employees benefits expense increased by 6.4% in 1995 and 8.0% in 1994.

     Net occupancy expense increased $986,000 or 13.6% during 1995, compared to a decrease of $291,000 or 3.9% in 1994 and an increase of $1.6 million or 27.5% in 1993. The significant increase in 1995 reflects the cost of operating the eight remaining branches acquired from CPFC in 1994, as well new branches opened during 1994 and 1995.

     During 1993, the Corporation accrued $525,000 for the estimated cost of remediation and monitoring of ground water contamination and $145,000 for the early termination of a branch lease. The core results for each year may be obtained by factoring out these items. For 1994 adjusted net occupancy expense rose $379,000 or 5.0% as compared to an increases of $956,000 or 16.2% for 1993.

     Equipment expense decreased $296,000 or 5.8% in 1995, after increasing $159,000 or 3.2% in 1994 and $396,000 or 8.6% in 1993. The decrease in 1995 is attributable to tighter expense controls in this area during the year.

     FDIC assessment expense decreased significantly during 1995 ($2.1 million or 38.6%) as the Bank Insurance Fund (BIF) reached maximum funding. The assessment rate for the majority of the Corporation's deposits decreased from 23 basis points to four basis points effective June 1, 1995. Under the current insurance system, bank strength is measured on three factors: 1) asset quality,
2) capital strength, and 3) management. Premium assessments are assigned based on an institution's overall rating, with stronger institutions paying lower premium assessment rates. As of January 1, 1995 and 1994, each of the Corporation's banking subsidiaries qualified for the lowest premium rate.

     The FDIC has reduced the assessment rate on BIF deposits for the first six months of 1996 from four basis points to zero, with a minimum annual premium of $2,000 per covered institution. This will result in a substantial reduction in the Corporation's FDIC assessment expense in 1996.

     In addition to its BIF deposits, the Corporation has approximately $400 million in deposits that are insured by the Savings Association Insurance Fund
(SAIF). These consist of deposits at Great Valley Savings Bank and deposits acquired from CPSA which have been distributed to the Corporation's bank subsidiaries. Congress has been considering a one-time surcharge on SAIF deposits to re-capitalize the fund. This surcharge, if enacted as presently proposed, could result in an additional expense of approximately $3.0 million ($2.0 million net of tax). The same proposal provides for the merging of BIF and SAIF, and the reduction of FDIC insurance premiums on SAIF deposits to the current BIF levels. If enacted, this proposal could reduce the Corporation's FDIC insurance expense by $750,000 annually.

     Special services expense, which represents the cost of data processing, increased $530,000 or 10.9% during 1995 after remaining relatively flat during 1994 and 1993. The Corporation has generally been able to control this cost by implementing and maintaining a common system for all subsidiaries under a corporate contract. The 1995 increase is due to growth in trust operations and loans, resulting in larger transaction volumes and costs. In addition, the Corporation outsourced its student loan processing in 1995, which increased this expense by approximately $75,000.

     Other expenses increased 13.7% or $3.1 million during 1995 after increasing minimally during 1994. Expenses in this category include stationery and supplies, postage, audits, telecommunications, Pennsylvania shares tax, advertising, insurance, legal fees and goodwill amortization. Contributing to the significant increase during 1995 were goodwill amortization (increase of $840,000 or 117.9% related to CPFC acquisition which was effective October 1, 1994); stationary and supplies (increase of $408,000 or 18.3% due to increases in both volume and increased paper costs in general); and postage (increase of $255,000 or 13.8% due to increases in both volume and postage rates).

     Also included in other expenses are the noncash operating losses recorded by the Corporation under the equity method related to its investment in affordable housing projects. Operating losses of $1.7 million, $1.3 million, and $1.0 million, were recorded in 1995, 1994 and 1993, respectively.

     Other expenses during these periods were affected by shares tax related to Denver National Bank, which was acquired by the Corporation in 1993 and merged into Fulton Bank. During 1994, the state agreed to a settlement which allowed the Corporation to reverse $693,000 of amounts previously accrued. During 1995, the Corporation received $320,000 in settlement of related claims.

     Income tax expense continues to increase both in absolute dollars and as a percentage of pretax income. The effective tax rate was 24.9% in 1995 compared to 24.6% and 22.0% in 1994 and 1993, respectively. The increase in the effective tax rate reflects the reduction in the beneficial effect of tax-exempt income. Income tax expense was reduced by $3.0 million, $2.1 million and $2.3 million during 1995, 1994 and 1993, respectively, by Federal income tax credits received from the Corporation's investments in low and moderate income housing projects.

     As previously discussed, the Corporation adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" as of January 1, 1993. The application of this statement did not have a material effect on the Corporation's tax provision in 1995, 1994 or 1993.

FINANCIAL CONDITION
-------------------

     The Corporation functions as a financial intermediary and therefore its financial condition should be analyzed in terms of its sources and uses of funds. The table on page 53 highlights the trends in the balance sheet over the past two years. Because annual averages tend to conceal trends and year-end balances can be distorted by one-day fluctuations, the December monthly averages for each year are provided to give a better indication of trends in the balance sheet. All references within the discussion that follows are to such average balances unless specifically noted otherwise.

     The Corporation's assets continued to grow during 1995, reaching the level of $3.3 billion for 1995, an increase of $111.2 million or 3.5% as compared to 1994. The rate of growth for 1995 can be attributed to the continuing loan demand throughout the Corporation's markets that resulted in loan growth of approximately $113.3 million or 5.1% for the year. This loan growth was funded primarily through a similar increase in deposits.

     Loans outstanding (net of unearned income) increased $113.3 million or 5.1% for 1995, compared to the 1994 increase of $378.4 million or 20.5%. The dramatic increase for 1994 reflects the approximately $220 million in loans acquired from CPFC. Excluding these loans, the 1994 increase was 8.6%. The Corporation's loan to deposit ratio increased slightly, from 86.0% for 1994 to 86.3% for 1995.


FULTON FINANCIAL CORPORATION
AVERAGE CONSOLIDATED BALANCE SHEETS
                                                                                               December
                                                                                 ------------------------------------
(Dollars in thousands)                                                                  1995         1994         1993
----------------------------------------------------------------------------------------------------------------------
ASSETS
----------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                           $  133,834   $  142,737   $  134,739
Interest-bearing deposits in other banks                                               4,302        2,540        4,129
Federal funds sold                                                                         -            -       27,776
Investment securities                                                                693,087      690,367      715,342
Loans, including loans held for sale                                               2,338,186    2,224,933    1,846,531
Less: Allowance for loan losses                                                      (36,135)     (36,616)     (28,848)
                                                                                  ----------   ----------   ----------
         Net Loans                                                                 2,302,051    2,188,317    1,817,683
                                                                                  ----------   ----------   ----------
Premises and equipment                                                                43,004       42,693       38,987
Other assets                                                                          98,995       97,398       65,155
                                                                                  ----------   ----------   ----------
         Total Assets                                                             $3,275,273   $3,164,052   $2,803,811
                                                                                  ==========   ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------
Deposits:
  Noninterest-bearing                                                             $  380,245   $  358,693   $  328,082
  Interest-bearing                                                                 2,328,090    2,229,669    2,046,401
                                                                                  ----------   ----------   ----------
         Total Deposits                                                            2,708,335    2,588,362    2,374,483
                                                                                  ----------   ----------   ----------
Short-term borrowings                                                                121,072      178,459       81,977
Long-term debt                                                                        34,691       27,929       13,051
Other liabilities                                                                     73,094       60,006       55,582
                                                                                  ----------   ----------   ----------
         Total Liabilities                                                         2,937,192    2,854,756    2,525,093
                                                                                  ----------   ----------   ----------
         Total Shareholders' Equity                                                  338,081      309,296      278,718
                                                                                  ----------   ----------   ----------
         Total Liabilities and Shareholders' Equity                               $3,275,273   $3,164,052   $2,803,811
                                                                                  ==========   ==========   ==========
----------------------------------------------------------------------------------------------------------------------

     Demand for consumer credit again provided a significant share of loan growth during 1995, increasing $74.4 million or 12.2%. As in 1994, the dramatic increase was largely due to high demand for automobiles resulting in an installment loan increase of $55.2 million or 13.3%. The Corporation succeeded in establishing financing relationships with additional automobile dealers in its market areas. Also contributing to the increase in consumer loans were student loans (increase of $10.4 million or 24.0%), credit cards (increase of $2.8 million or 9.1%), and leasing (increase of $3.4 million or 16.7%).

     Commercial loans and commercial mortgages continued to exhibit growth reflecting the strength of the economy. These loans increased $75.5 million or 8.6% in 1995, compared to an increase of $109.3 million or 14.2% in 1994. The 1995 increase was primarily in fixed rate categories, as customers sought to lock in the relatively lower rates in effect throughout the period. Residential mortgage loans outstanding decreased $36.7 million or 5.0% in 1995, following a $144.4 million or 24.3% increase in 1994. After adjusting for the approximately $170 million of mortgage loans acquired from CPFC during 1994, the 1994 decrease was 4.4%. The 1995 decrease is wholly attributable to a decrease in fixed rate residential loans. This portion of the residential loan portfolio was impacted by maturities and refinancings, as well as the Corporation's general policy of selling newly originated fixed rate mortgages in the secondary market rather than holding them in the portfolio. Adjustable rate mortgage balances increased $44.3 million or 19.1% during 1995, after increasing $100.5 million or 76.7% in 1994. After adjusting for the approximately $83 million of mortgage loans acquired from CPFC during 1994, this increase was $17.5 million or 13.3%.

     Investment securities increased $2.7 million or 0.4% during 1995, compared to a decrease of $25.0 million or 3.5% during 1994. During both years, proceeds from maturities and sales were generally used to fund loan growth rather than reinvestment in securities.

     The growth in investment securities during 1995 consisted of increases in mortgage-backed securities of $16.8 million, U.S. Government and agency securities of $28.8 million and equity securities of $6.1 million offset by decreases in corporate debt securities of $28.1 million and municipal obligations of $20.9 million.

     In recent years, the Corporation has increased the use of asset-backed and mortgage-backed securities. These securities have provided superior returns over similarly rated conventional securities. As of December 31, 1995, the Corporation had mortgage-backed securities in its portfolio with an amortized cost of $268.4 million as compared to $215.0 million at December 31, 1994 and $231.1 million at December 31, 1993.

     The Corporation's investment in equity securities was $37.7 million (amortized cost basis) at year end, of which $12.0 million represents holdings of stock issued by the Federal Home Loan Bank

(FHLB). As of December 31, 1995, all subsidiary banks were members of the FHLB and therefore eligible for its funding programs. The Corporation continues to follow an equity securities investment strategy of seeking and maintaining long-term investment positions in financial institutions which in management's view represent solid investment value.

     The continuing decline in tax-exempt municipal securities reflects the effect of the Tax Reform Act of 1986, which sharply reduced the tax benefit of the majority of tax-exempt securities acquired subsequent to its passage and thus reduced the Corporation's incentive to invest in them.

     In May of 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This Statement, which was adopted by the Corporation effective December 31, 1993, requires that all investment securities be classified as either (i) held to maturity, (ii) available for sale, or (iii) a trading security. The Corporation possesses both the intent, subject to credit impairment, and ability to hold each debt security in its investment portfolio to maturity. Management does, however, recognize the portfolio to be an important potential source of liquidity. Therefore at December 31, 1995, $209.3 million or 29.4% (amortized cost basis) of the portfolio was classified as available for sale. This compares to $171.8 million or 25.3% classified as available for sale at December 31, 1994.

     Debt securities are classified as available for sale upon purchase primarily based upon liquidity considerations. All equity securities are classified as available for sale since the Corporation does not engage in trading activities. During 1995, the Corporation transferred securities with an amortized cost of $62.6 million and a fair value of $63.3 million from held to maturity to available for sale. These transfers were made to address potential liquidity considerations.

     At December 31, 1995, securities available for sale had a fair value of $222.3 million and an amortized cost of $209.3 million compared to a fair value of $174.2 million and an amortized cost of $171.8 million at December 31, 1994. The significant increase in the aggregate unrealized appreciation reflects the effect of decreasing interest rates on the market value of fixed rate securities within this portfolio, as well as the favorable performance of the Corporation's equity portfolio, offset by the gains realized during 1995.

     At December 31, 1995, securities held to maturity had an aggregate fair value of $504.0 million, $2.4 million above their amortized cost, compared to an aggregate fair value of $492.5 million, $15.0 million below their amortized cost at December 31, 1994.

     Short-term investments, which include Federal funds sold, money market investments and interest-bearing deposits in other banks, have decreased significantly over the past several years in order to fund loan growth. Short-term investments increased $1.8 million during 1995 after decreasing $29.4 million during 1994.

     Noninterest earning assets decreased $7.0 million or 2.5% in 1995 after increasing $43.9 million or 18.4% in 1994. The 1995 decrease primarily reflects a $9.1 million decrease in transaction balances maintained with correspondent banks and vault cash. During 1995, the Corporation restructured its check clearing procedures and switched this function to a different correspondent bank, thereby reducing required cash balances. The 1994 increase was due to the noninterest earning assets acquired from CPFC.

     Capital expenditures on premises and equipment totaled $6.7 million during 1995, compared to $5.5 million and $4.4 million during 1994 and 1993, respectively. In 1995, the Corporation completed the implementation of an automated platform system at Fulton Bank that provided each branch with the ability to more effectively and efficiently service customers and enhanced the ability to cross-sell bank products. The Corporation anticipates that this system will be implemented at additional subsidiary banks over the next several years. Expansion of the branch office network of bank subsidiaries continued during the year. Capital expenditures in 1996 are expected to total approximately $7.8 million.

     During 1995, the Corporation continued its participation in affordable housing and community development projects through investments in partnerships. Equity commitments totaling $3.6 million were made to four new projects. The Corporation made its initial investment of this type during 1989 and is now involved in 21 projects located in communities served by its subsidiary banks.

The carrying value of such investments was approximately $20.5 million at December 31, 1995. With these investments, the Corporation not only improves the quantity and quality of available housing for low and moderate income individuals in its service area in support of its subsidiary bank's Community Reinvestment Act compliance effort, but also becomes eligible for tax credits under federal and, in some instances, state programs.

     Asset growth has been funded primarily by deposit growth. During 1995, deposits increased $120.0 million or 4.6% to $2.7 billion, exceeding the growth experienced in 1994 when deposits increased only $24.0 million or 1.0% (after factoring out the increase attributable to the CPFC acquisition). Deposit activity in the last few years has been impacted by competition for consumer savings dollars from non-banks and other financial institutions.

     Interest-bearing deposits grew $98.4 million or 4.4% compared to growth of $183.3 million or 9.0% (5.1% excluding the effect of CPFC savings deposits) in 1994. Savings deposits, including money market deposit accounts, decreased $59.7 million or 7.6% following a $21.5 million or 2.7% decrease during 1994. These decreases reflect the movement of customer funds into time deposit products, which the affiliate banks have aggressively marketed.

     Time deposits increased $168.1 million or 15.1% during 1995 after increasing $197.3 million or 21.6% in 1994 ($77.3 million or 8.5% excluding the effect of CPFC time deposits). Negotiated rate jumbo certificates of deposit increased significantly during 1995 to $101.5 million. This represented an increase of $43.1 million or 73.8% over 1994 and follows the increase of $25.8 million or 79.1% during 1994. This growth is the result of continuing aggressive pricing by the Corporation to obtain and maintain funding for loan demand.

     Significant growth in noninterest-bearing demand deposit accounts continued during 1995 and 1994, increasing $21.6 million or 6.0% and $30.6 million or 9.3%, respectively.

     Short-term borrowings, consisting of Federal funds purchased; securities sold under agreements to repurchase (repurchase agreements); and treasury, tax and loan notes, decreased $57.4 million or 32.2% in 1995 after increasing $96.5 million or 117.7% in 1994. The net increase over the past two years is attributable primarily to (1) the use of fed funds purchased to meet customer loan demand in the face of lower deposit growth, and (2) the continuing flow of corporate funds from deposit accounts into repurchase agreements due to the availability of higher returns. During 1995 and 1994, repurchase agreements increased $22.0 million or 23.3% and $15.8 million or 20.2%, respectively.

     Long-term debt increased $6.8 million or 24.2% during 1995 after increasing $14.9 million or 114.0% during 1994. During 1995 and 1994, the Corporation took advantage of FHLB funding programs. FHLB advances represent the majority of the long-term debt balances. During 1994, the Corporation redeemed $5.0 million of subordinated debentures due to the availability of lower cost funding.

     Shareholders' equity continues to be an important funding source, providing a 1995 funding level of $338.1 million, an increase of $28.8 million or 9.3% from the $309.3 million provided in 1994. In spite of increasing dividends, the Corporation maintained a strong rate of internal capital generation (8.7% and 8.4% in 1995 and 1994, respectively). This internal capital generation is dependent upon superior earnings performance in conjunction with a prudent dividend policy represented by payout ratios of 40.9% for 1995 and 40.4% for 1994.

Liquidity and Interest Rate Sensitivity Management
--------------------------------------------------

The goals of the Corporation's asset/liability management function are to ensure adequate liquidity and to maintain an appropriate balance between the relative rate sensitivity of interest-earning assets and interest-bearing liabilities. Liquidity management encompasses the ability to meet the ongoing cash flow requirements of customers, who, as depositors, want to withdraw funds or who, as borrowers, need credit availability. Interest rate sensitivity management attempts to provide stable net interest margins through changing interest rate environments and thereby achieve consistent growth in net interest income.

     Liquidity sources are found on both sides of the balance sheet. Liquidity is provided on a continuous basis through scheduled and unscheduled principal reductions and maturities, as well as interest payments, on outstanding loans and investments. Liquidity is also provided through the availability of borrowings.

     At December 31, 1995, liquid assets (defined as cash and due from banks, short-term investments, securities available for sale, and non-mortgage-backed securities held to maturity due in one year or less) totaled $470.2 million or 14.1% of total assets. This represents an increase from the December 31, 1994 total of $414.5 million or 13.0% of total assets. Liquidity is also provided by non-mortgage-backed securities held to maturity due from one to five years, which totaled $158.7 million and $238.3 million at December 31, 1995 and 1994, respectively. Scheduled and unscheduled principal payments received on the $220.0 million at December 31, 1995 ($159.0 million at December 31, 1994) of mortgage-backed securities held to maturity also provide liquidity. The Corporation's practice is to purchase mortgage-backed securities with relatively accurately defined principal repayment schedules of short duration.

     The loan portfolio provides an additional source of liquidity due to the Corporation's ability to participate in the secondary mortgage market. Sales of residential mortgages into the secondary market of $80.7 million and $76.0 million in 1995 and 1994, respectively, provided the necessary funding which allowed the Corporation to meet the needs of its customers for new mortgage financing.

     From a funding standpoint, the Corporation has been able to rely over the years on a stable base of "core" deposits. Even though the Corporation has experienced notable changes in the composition and interest sensitivity of this deposit base, it has been able to rely on the steady growth of this base to provide needed liquidity.

     The Corporation has access to significant sources of large denomination or jumbo time deposits and repurchase agreements as potential sources of liquidity. However, the Corporation has attempted to minimize its reliance upon these more volatile short-term funding sources and to use them primarily to meet the requirements of its existing customer base or when it is profitable to do so.

     Each of the Corporation's subsidiary banks are members of the Federal Home Loan Bank, which provides them access to FHLB overnight and term credit facilities. At December 31, 1995, the Corporation had $31.7 million in term advances from the FHLB with an additional $703 million of borrowing capacity (including both short-term funding on its lines of credit and long-term borrowings). This availability, along with Federal funds lines at various correspondent commercial banks, provides the Corporation with additional liquidity.

     Interest rate sensitivity varies widely with different types of interest-earning assets and interest-bearing liabilities. At the short end of the asset spectrum are overnight Federal funds, on which rates change daily, and loans, whose rates float with the prime rate or a similar index. At the other end are long-term investment securities and fixed-rate loans. On the liability side, jumbo time deposits and short-term borrowings are much more interest rate sensitive than passbook savings and FHLB advances.

     While the interest rate sensitivity gap (the difference between repricing opportunities available for interest-earning assets and interest-bearing liabilities) must be managed over all time horizons, the Corporation focuses on the 6-month period as the key interval affecting net interest income. This shorter period is monitored because a large percentage of the Corporation's interestearning assets and interest-bearing liabilities are subject to repricing or maturity within this period. In addition, short-term interest rate swings can be more pronounced and provide a shorter time for reaction or strategy adjustment.

     The following shows the interest sensitivity gaps for four different time intervals as of December 31, 1995:

                         Daily        0-90    91-180   181-365
                       Adjustable     Days     Days      Days
-------------------------------------------------------------------
GAP                      1.09          .96      .83      1.37

CUMULATIVE GAP           1.09         1.05     1.00      1.08
-------------------------------------------------------------------

     The Corporation's policy provides for the 6-month gap to be maintained between .85 and 1.15. The Corporation is was positioned within this range throughout 1995 and as of December 31, 1995.

Capital Resources
-----------------

     The capital resources of the Corporation as represented by the two major components of regulatory capital, shareholders' equity and the allowance for loan losses, displayed continued steady growth during 1995, increasing by a net of 8.2% after increasing 12.5% in 1994. The majority of this growth has been in shareholders' equity, as the allowance for loan losses has remained flat due to improving credit quality and charge-off history.

     Current capital guidelines attempt to measure the adequacy of a bank holding company's capital by taking into consideration the differences in risk associated with holding various types of assets as well as exposure to off-balance sheet commitments. The guidelines call for a minimum Tier I capital percentage of 4.0% and a minimum total capital of 8.0%. Tier I capital includes common shareholders' equity less goodwill and non-qualified intangible assets. Total capital includes all Tier I capital components plus the allowance for loan losses.

     The Corporation is also subject to a "leverage capital" requirement, which compares capital (using the definition of Tier I capital) to total balance sheet assets and is intended to supplement the risk-based capital ratios in measuring capital adequacy. The minimum acceptable leverage capital ratio is 3% for institutions which are highly-rated in terms of safety and soundness and which are not experiencing or anticipating any significant growth. Other institutions are expected to maintain capital levels at least one or two percent above the minimum.

     The following presents the Corporation's capital ratios as of December 31:

                                            1995        1994      Minimum
-------------------------------------------------------------------------

Tier I Capital                             13.11%      12.74%      4.0%

Total Capital                              14.36       13.99       8.0%

Leverage Capital                            9.51         9.20      3.0%
-------------------------------------------------------------------------

     Due to its strong capital position, the Corporation possesses the flexibility to meet opportunities for strategic expansion in both banking and non-banking arenas.

     In December, 1994 the Board of Directors approved a plan to repurchase up to 500,000 shares of the Corporation's common stock through December 31, 1995. In addition, treasury stock is also purchased under certain other programs approved by the Board of Directors. Treasury stock acquired is used for various Corporation plans, including profit sharing, dividend reinvestment, employee stock purchase and option plans. Treasury stock may also be used for stock dividends. During 1995 and 1994, the Corporation purchased a total of 520,844 shares at a total cost of approximately $10.0 million and re-issued a total of 457,786 shares for the above-mentioned plans. There were 101,236 shares held in treasury as of December 31, 1995. In December, 1995, the Board of Directors approved a new plan authorizing the purchase of up to 500,000 additional shares of the Corporation's common stock through June 30, 1996.

     The Corporation has continued the practice of sharing excellent earnings performance with shareholders in the form of cash dividends. During 1995, cash dividends per-share increased 12.9% from $0.581 declared in 1994 to $0.656 for 1995. As of year-end, the indicated annual per-share cash dividend was $0.68. The earnings payout ratios for 1995, 1994, 1993, were 40.9%, 40.4% and 40.4%, respectively. These ratios conform to the Corporation's dividend policy which currently calls for the annual dividend payout to range between 35% and 50% of net income.

Common Stock
------------

     As of December 31, 1995, the Corporation had 28,328,847 shares of $2.50 par value common stock outstanding held by 10,320 shareholders. The common stock of the Corporation is traded on the national market system of the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol FULT.

     The following table presents the quarterly high and low prices of the Corporation's common stock for the years 1995 and 1994, which have been retroactively adjusted to reflect the effect of stock dividends declared.


                              Price Range          Per-Share
1995                        High        Low         Dividend
------------------------------------------------------------

First Quarter             18 41/64    17 17/64       .152

Second Quarter            19 1/4      17 61/64       .164

Third Quarter             20 1/8      17 3/4         .170

Fourth Quarter            22 3/4      19 1/2         .170

1994
------------------------------------------------------------

First Quarter             18 3/16     15 13/16       .133

Second Quarter            20 15/64    18 23/64       .141

Third Quarter             20 11/16    16 7/8         .158

Fourth Quarter            17 61/64    15 15/64       .149

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------


FULTON FINANCIAL CORPORATION
------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                                                                 December 31
(Dollars in thousands)                                                                    1995                1994
------------------------------------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                             $  140,106          $  148,241
Interest-bearing deposits in other banks                                                 4,425               2,539
Federal funds sold                                                                           -               6,075
Mortgage loans held for sale                                                               613                 650
Investment securities:
  Securities held to maturity (fair value - $504,038 in 1995 and
    $492,502 in 1994)                                                                  501,681             507,486
  Securities available for sale                                                        222,345             174,211
Loans
                                                                                     2,364,768           2,244,846
Less:  Allowance for loan losses                                                       (35,293)            (35,775)
       Unearned income                                                                  (8,711)            (10,952)
                                                                                    ----------          ----------
         Net Loans                                                                   2,320,764           2,198,119
                                                                                    ----------          ----------

Premises and equipment                                                                  43,212              42,452
Accrued interest receivable                                                             23,694              20,727
Other assets                                                                            77,889              78,196
                                                                                    ----------          ----------
         Total Assets                                                               $3,334,729          $3,178,696
                                                                                    ==========          ==========
LIABILITIES
------------------------------------------------------------------------------------------------------------------
Deposits:
  Noninterest-bearing                                                               $  399,522          $  359,895
  Interest-bearing                                                                   2,330,848           2,231,153
                                                                                    ----------          ----------
         Total Deposits                                                              2,730,370           2,591,048
                                                                                    ----------          ----------

Short-term borrowings:
  Federal funds purchased and securities sold under agreements to repurchase           135,872             191,523
  Demand notes of U.S. Treasury                                                          5,058               5,000
                                                                                    ----------          ----------
         Total Short-Term Borrowings                                                   140,930             196,523
                                                                                    ----------          ----------

Accrued interest payable                                                                19,084              12,857
Other liabilities                                                                       69,742              42,653
Long-term debt                                                                          34,689              27,283
                                                                                    ----------          ----------
         Total Liabilities                                                           2,994,815           2,870,364
                                                                                    ----------          ----------

Commitments and contingencies (Note L)

SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------
Common stock ($2.50 par):
  Shares:  Authorized 100,000,000;
           Issued 28,430,083 (28,678,316 in 1994);
           Outstanding 28,328,847 (28,420,648 in 1994)                                  71,075              65,240
Capital surplus                                                                        167,600             132,588
Retained earnings                                                                       94,952             113,401
Net unrealized holding gain on securities                                                8,475               1,577
Less: Treasury stock (101,236 shares in 1995 and 257,668 shares in 1994), at cost       (2,188)             (4,474)
                                                                                    ----------          ----------
         Total Shareholders' Equity                                                    339,914             308,332
                                                                                    ----------          ----------
         Total Liabilities and Shareholders' Equity                                 $3,334,729          $3,178,696
                                                                                    ==========          ==========
------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.


FULTON FINANCIAL CORPORATION
----------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
                                                                                   Year Ended December 31
                                                                          --------------------------------------
(Dollars in thousands, except per-share data)                                   1995          1994          1993
----------------------------------------------------------------------------------------------------------------
INTEREST INCOME
----------------------------------------------------------------------------------------------------------------
Loans, including fees                                                     $  197,433    $  160,743    $  149,303
Investment securities:
  Taxable                                                                     30,322        31,194        30,266
  Tax-exempt                                                                   4,722         5,588         6,893
  Dividends                                                                    1,939         1,398         1,304
Federal funds sold and repurchase agreements                                   1,212           389         1,696
Interest-bearing deposits in other banks                                         272           170           597
                                                                          ----------    ----------    ----------
         Total Interest Income                                               235,900       199,482       190,059
INTEREST EXPENSE
----------------------------------------------------------------------------------------------------------------
Deposits                                                                      93,807        68,907        72,474
Short-term borrowings                                                          6,292         5,288         1,612
Long-term debt                                                                 2,011         1,116           890
                                                                          ----------    ----------    ----------
         Total Interest Expense                                              102,110        75,311        74,976
                                                                          ----------    ----------    ----------
         Net Interest Income                                                 133,790       124,171       115,083
PROVISION FOR LOAN LOSSES                                                      2,033         2,255         4,926
----------------------------------------------------------------------------------------------------------------
         Net Interest Income After
           Provision for Loan Losses                                         131,757       121,916       110,157
OTHER INCOME
----------------------------------------------------------------------------------------------------------------
Trust department                                                               7,334         6,944         6,812
Service charges on deposit accounts                                            9,811         9,368         9,508
Other service charges and fees                                                 7,537         5,974         5,979
Gain on sale of mortgage loans                                                 1,074         1,189         4,265
Investment securities gains                                                    3,205         2,326         1,868
                                                                          ----------    ----------    ----------
                                                                              28,961        25,801        28,432
OTHER EXPENSES
----------------------------------------------------------------------------------------------------------------
Salaries and employee benefits                                                52,278        48,464        45,971
Net occupancy expense                                                          8,237         7,251         7,542
Equipment expense                                                              4,847         5,143         4,984
FDIC assessment expense                                                        3,373         5,495         5,482
Special services                                                               5,371         4,841         5,098
Other                                                                         25,933        22,810        22,705
                                                                          ----------    ----------    ----------
                                                                             100,039        94,004        91,782
                                                                          ----------    ----------    ----------
         Income Before Income Taxes and Cumulative
           Effect of Changes in Accounting Principles                         60,679        53,713        46,807
Income taxes                                                                  15,099        13,233        10,285
                                                                          ----------    ----------    ----------
         Income Before Cumulative Effect of Changes
           in Accounting Principles                                           45,580        40,480        36,522
Cumulative effect of changes in accounting principles                             --            --        (3,457)
                                                                          ----------    ----------    ----------
         Net Income                                                       $   45,580    $   40,480    $   33,065
                                                                          ==========    ==========    ==========
----------------------------------------------------------------------------------------------------------------
Per-Share Data:
Income before cumulative effect of changes
 in accounting principles                                                 $     1.61    $     1.44    $     1.30
Cumulative effect of changes in accounting principles                             --            --           .12
                                                                          ----------    ----------    ----------
         Net Income                                                       $     1.61    $     1.44    $     1.18
                                                                          ==========    ==========    ==========
Cash dividends                                                            $      .656   $      .581   $      .527
Weighted average shares outstanding                                       28,396,989    28,192,160    28,001,613

----------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.



FULTON FINANCIAL CORPORATION
-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                  Net
                                                                                               Unrealized
                                                                                                  Holding
                                                                 Common   Capital    Retained  Gain (Loss) on   Treasury
(Dollars in thousands, except per-share data)                    Stock    Surplus    Earnings    Securities     Stock        Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1993                                      $48,924  $105,547   $106,555    $     --            (100)   260,926

 Net income                                                                           33,065                                 33,065
 Stock dividends issued - 10% (2,158,750 shares)                  3,925    31,577    (35,568)                                   (66)
 Stock split payable in the form of a stock
  dividend - 25% (4,771,067 shares)                              10,844   (10,844)                                               --
 Stock issued for Employee Plans and
  stock options exercised (91,583 shares)                           167       960                                             1,127
 Acquisition of treasury stock (23,419 shares)                                                                      (396)      (396)
 Net unrealized holding gain on securities                                                         8,411                      8,411
 Cash dividends - $.527 per share                                                    (14,765)                               (14,765)
                                                                -------  --------   --------    --------        --------   --------

Balance at December 31, 1993                                     63,860   127,240     89,287       8,411            (496)   288,302

 Net income                                                                           40,480                                 40,480
 Stock issued in connection with equity contracts (463,354)       1,053      3,975                                            5,028
 Stock issued for employee plans and
  stock options exercises (143,658 shares)                          327     1,373                                             1,700
 Acquisition of treasury stock (219,490 shares)                                                                   (3,978)    (3,978)
 Net unrealized holding loss on securities                                                        (6,834)                    (6,834)
 Cash dividends - $.581 per share                                                    (16,366)                               (16,366)
                                                                -------  --------   --------    --------        --------   --------

Balance at December 31, 1994                                     65,240   132,588    113,401       1,577          (4,474)   308,332

 Net income                                                                           45,580                                 45,580
 Stock dividends issued - 10% (2,519,396 shares
  including 283,518 shares of treasury stock)                     5,591    34,656    (45,398)                      4,934       (217)
 Stock issued for employee plans and stock options
  exercised (205,553 shares, including 174,268
  shares of treasury stock)                                         244       356                                  3,331      3,931
 Acquisition of treasury stock (301,354 shares)                                                                   (5,979)    (5,979)
 Net unrealized holding gain on securities                                                         6,898                      6,898
 Cash dividends - $.656 per share                                                    (18,631)                               (18,631)
                                                                -------  --------   --------    --------        --------   --------

Balance at December 31, 1995                                    $71,075  $167,600   $ 94,952     $ 8,475        $ (2,188)  $339,914
                                                                =======  ========   ========    ========        ========   ========
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.


FULTON FINANCIAL CORPORATION
----------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                               Year Ended December 31
                                                                                 ------------------------------------------------
(Dollars in thousands)                                                             1995                1994               1993
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                      $  45,580           $  40,480          $  33,065
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
 Cumulative effect of accounting changes                                                -                   -               3,457
 Provision for loan losses                                                           2,033               2,255              4,926
 Depreciation and amortization of premises and
   equipment                                                                         4,750               4,549              4,425
 Net amortization of investment security premiums                                    1,732               1,706              2,272
 Deferred income tax expense (benefit)                                               2,145                (411)              (739)
 Investment securities gains                                                        (3,205)             (2,326)            (1,868)
 Gain on sale of mortgage loans                                                     (1,074)             (1,189)            (4,265)
 Proceeds from sales of mortgage loans                                              80,696              76,038            179,645
 Originations of mortgage loans held for sale                                      (79,585)            (65,099)          (178,164)
 Amortization of intangible assets                                                   1,552                 712                192
 (Increase) decrease in accrued interest receivable                                 (2,967)             (2,708)               791
 Increase in other assets                                                           (7,102)             (3,956)            (2,907)
 Increase (decrease) in accrued interest payable                                     6,227               1,714             (2,164)
 Increase (decrease) in other liabilities                                            3,051                (207)             4,092
                                                                                 ---------           ---------          ---------
   Total adjustments                                                                 8,253              11,078              9,693
                                                                                 ---------           ---------          ---------
    Net cash provided by operating activities                                       53,833              51,558             42,758
                                                                                 ---------           ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of securities available
  for sale                                                                           8,918              19,503             32,180
 Proceeds from maturities of securities held to maturity                           186,826             256,841                 -
 Proceeds from maturities of securities available
  for sale                                                                          56,670              51,596            274,601
 Purchase of securities held to maturity                                          (221,807)           (237,282)          (357,855)
 Purchase of securities available for sale                                         (37,231)            (38,287)                -
 Net decrease in short-term investments                                              4,189              22,424             86,514
 Net increase in loans                                                            (124,678)           (167,694)           (74,486)
 Purchase of premises and equipment                                                 (6,727)             (5,532)            (4,378)
 Payment for purchase of CPFC, net of cash acquired                                     -              (44,750)                -
 Proceeds from sale of premises and equipment                                        1,217                 118                580
                                                                                 ---------           ---------          ---------
    Net cash used in investing activities                                         (132,623)           (143,063)           (42,844)
                                                                                 ---------           ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (decrease) increase in demand and saving deposits                             (27,877)            (81,364)            18,277
 Net increase (decrease) in time deposits                                          167,199              99,593            (83,104)
 Addition to long-term debt                                                          8,383                  -               2,993
 Repayment of long-term debt                                                          (977)            (10,536)            (6,706)
 Net (decrease) increase in short-term borrowings                                  (55,593)            115,336             48,368
 Dividends paid                                                                    (18,215)            (15,773)           (13,925)
 Net proceeds from issuance of common stock                                           3,714              1,029              1,061
 Acquisition of treasury stock                                                       (5,979)            (3,109)              (396)
                                                                                  ---------          ---------          ---------
    Net cash provided by (used in) financing
     activities                                                                      70,655            105,176            (33,432)
                                                                                  ---------          ---------          ---------
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                                                         (8,135)            13,671            (33,518)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      148,241            134,570            168,088
                                                                                  ---------          ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $ 140,106          $ 148,241          $ 134,570
                                                                                  =========          =========          =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
 Cash paid during the year for:
    Interest                                                                      $  96,135          $  73,597          $  77,140
    Income taxes                                                                     12,532             13,210             12,273
---------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

     FULTON FINANCIAL CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     -----------------------------------------------------------------

          Business: Fulton Financial Corporation (Parent Company) provides a full range of banking and financial services primarily to customers in the mid-Atlantic region through its wholly-owned subsidiaries (collectively, the Corporation): Fulton Bank, Farmers Trust Bank, Swineford National Bank, Lafayette Bank, FNB Bank, N.A., Great Valley Savings Bank, Hagerstown Trust Company, Delaware National Bank, Fulton Financial Realty Company, and Fulton Life Insurance Company.

          The Corporation's primary source of revenue is interest income on loans and investment securities and fee income on its products and services. The primary expenses are interest expense on deposits and borrowed funds and other operating expenses. The Corporation is subject to competition from other financial services providers operating in its region. The Corporation is also subject to the regulations of certain federal and state agencies and undergoes periodic examinations by such regulatory authorities.

          Basis of Financial Statement Presentation: The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and include the accounts of the Parent Company and all wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The preparation of GAAP basis financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates.

          Investments: Debt securities are generally acquired with the intent to hold such securities until maturity. Accordingly, except as noted below, these securities are classified as held to maturity and are carried at cost adjusted for amortization of premiums and accretion of discounts using the effective yield method. The Corporation does not engage in trading activities, however, since the investment portfolio serves as a source of liquidity, certain specific debt securities and all marketable equity securities are classified as available for sale. Securities available for sale are carried at estimated fair value with the related unrealized holding gains and losses reported as a separate component of shareholders' equity, net of tax. Realized security gains and losses are computed using the specific identification method and are recorded on a trade date basis.

          In December, 1995, the Corporation reclassified investment securities with an amortized cost of $62.6 million and an estimated fair value of $63.3 million from held to maturity to available for sale. This reclassification was allowable under Financial Accounting Standards Board (FASB) guidance which permitted institutions to make a one-time reassessment of investment security classifications. As a result of this reclassification, the unrealized gain on securities recorded as a component of shareholders' equity increased approximately $447,000, net of tax.

          Revenue Recognition: Loan and lease financing receivables are stated at their principal outstanding, except for mortgages held for sale which are carried at the lower of aggregate cost or market value. Interest income on loans is accrued as earned. Unearned income on installment loans is recognized on a basis which approximates the interest method.

          Accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, interest credited to income in the current year is reversed, and interest accrued in any prior year is charged to the allowance for loan losses. Nonaccrual loans are restored to accrual status when all delinquent principal and interest become current or the loan is considered secured and in the process of collection.

          Loan Origination Fees and Costs: Loan origination fees and the related direct origination costs are offset and the net amount is deferred and amortized over the life of the loan as an adjustment to interest income. For mortgage loans sold, the net amount is included in gain (loss) upon the sale of the related mortgage loan.

          Allowance for Loan Losses: The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. Management's periodic evaluation of the adequacy of the allowance for loan losses is based on the Corporation's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, the estimated fair value of the underlying collateral, and current economic conditions. Management believes that the allowance for loan losses is adequate, however, future additions to the allowance may be necessary based on changes in economic conditions.

         The Corporation adopted Statement of Financial Accounting Standards No. 114, as amended, "Accounting by Creditors for Impairment of a Loan" ("Statement 114") as of January 1, 1995. Statement 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or fair value of the collateral if the loan is collateral dependent. A loan is considered to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Prior to adoption of Statement 114, the allowance for loan losses related to impaired loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. Adoption of Statement 114 did not materially affect the Corporation's financial statements.

         Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization is generally computed using the straight-line method over the estimated useful lives of the related assets, which are a maximum of 39 years for buildings and improvements and eight years for furniture and equipment. Interest costs incurred during the construction of major bank premises are capitalized.

          Other Real Estate Owned: Assets acquired in settlement of mortgage loan indebtedness are recorded as other real estate owned and are included in other assets initially at the lower of the estimated fair value of the asset or the carrying amount of the loan. Costs to maintain the assets and subsequent gains and losses on sales are included in other income and other expense.

          Income Taxes: The provision for income taxes is based upon the results of operations, adjusted primarily for tax-exempt income. Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit.

          Effective January 1, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Under this accounting standard, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the deferred tax asset or liability from period to period. Prior to January 1, 1993, deferred income tax expenses or benefits were recorded to reflect the tax consequences of timing differences between the recording of income and expenses for financial reporting purposes and for income tax return purposes at the tax rates in effect for the period when the differences arose. The Corporation recorded the cumulative effect of adoption on its financial position at January 1, 1993 as a change in accounting principle, which resulted in an increase in earnings of $1.8 million or $0.06 per share for the year ended December 31, 1993.

          Net Income and Dividends Per Share: Net income per share is based on the weighted average number of shares outstanding, after giving retroactive effect to stock dividends. Unexercised options under the Incentive Stock Option Plan are common stock equivalents and are included in the average number of shares using the treasury stock method when the options are materially dilutive (none in 1995, 1994 or 1993).

          Accounting for Postretirement Benefits Other than Pensions: Effective January 1, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions". This statement requires an employer to accrue the expected cost of providing postretirement benefits other than pensions during the years that an employee renders the necessary service to become eligible for these benefits. Prior to January 1, 1993, the Corporation generally recognized the cost of these benefits as claims were paid. Under the new accounting standard, the Corporation accrues the expected cost of providing these benefits during the years that an employee renders the necessary service to become eligible for such benefits.

          Upon adoption, the Corporation recognized the accumulated nonpension postretirement benefit obligation (transition obligation) calculated as of December 31, 1992 as a change in accounting principle. This resulted in a pre-tax charge to earnings of $8.0 million ($0.29 per share) and an after-tax charge of $5.2 million ($0.18 per share).

          Accounting for Mortgage Servicing Rights: In May, 1995, the FASB issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights". This statement requires capitalization of the cost of the rights to service mortgage loans when originated mortgages are sold and servicing is retained, and for that cost to be amortized over the period of estimated net servicing income. In addition, the mortgage servicing rights must be periodically evaluated for impairment based on their fair value. Statement 122 was adopted prospectively on January 1, 1996. No material financial statement impact is anticipated.

          Stock-Based Compensation: In October, 1995, the FASB issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". This statement requires a fair value approach to valuing compensation expense associated with stock options and employee stock purchase plans. This statement encourages, but does not require, the use of this method for financial statement purposes. Companies that do not elect to adopt this statement for financial statement purposes are required to present pro-forma footnote disclosures of net income and earnings per share as if the fair value approach were used. Statement 123 is effective for the Corporation in 1996 and will be applicable to all options granted after January 1, 1995. Management intends to adopt the disclosure requirements of this statement only and, accordingly, there will be no impact on the consolidated financial statements other than additional disclosures.

          Statement of Cash Flows: Cash and cash equivalents as disclosed in the statement of cash flows consists of cash and due from banks. Investment securities cash flows for periods prior to 1994 have been presented as securities available for sale cash flows.

          Reclassifications: Certain amounts in the 1994 and 1993 consolidated financial statements and notes have been reclassified to conform to the 1995 presentation.

  NOTE B - RESTRICTIONS ON CASH AND DUE FROM BANKS
  -----------------------------------------------------------------------------

       The Corporation's subsidiary banks are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against their deposit liabilities. The average amount of such reserves during 1995 and 1994 was approximately $43.3 million and $42.6 million, respectively.

  NOTE C - INVESTMENT SECURITIES
  -----------------------------------------------------------------------------

       The following summarizes the amortized cost and estimated fair values of investment securities as of December 31:

                                        Gross            Gross         Estimated
  1995 Held to         Amortized      Unrealized      Unrealized         Fair
  Maturity               Cost           Gains           Losses           Value
  ------------------------------------------------------------------------------
  U.S. Government
    and agency
    securities          $208,758         $ 1,186         $  (490)       $209,454
  State and
    municipal
    securities            61,959           2,070             (70)         63,959
  Debt securities
    issued by
    foreign
    governments              407               4              (1)            410
  Corporate debt
    securities            10,553               3             (26)         10,530
  Mortgage-backed
    securities           220,004             982          (1,301)        219,685
                        --------         -------         -------        --------
                        $501,681         $ 4,245         $(1,888)       $504,038
                        ========         =======         =======        ========
--------------------------------------------------------------------------------

                                        Gross            Gross         Estimated
  1995 Available       Amortized      Unrealized       Unrealized         Fair
  for sale               Cost           Gains            Losses          Value
  ------------------------------------------------------------------------------
  Equity
    securities          $ 37,712       $12,977          $  (243)        $ 50,446
  U.S. Government
    and agency
    securities           123,218         1,412             (403)         124,227
  Mortgage-backed
    securities            48,378            45             (751)          47,672
                        --------       -------          -------         --------
                        $209,308       $14,434          $(1,397)        $222,345
                        ========       =======          =======         ========
  ------------------------------------------------------------------------------

                                         Gross          Gross          Estimated
  1994 Held to           Amortized       Unrealized     Unrealized       Fair
  Maturity                 Cost          Gains          Losses           Value
--------------------------------------------------------------------------------
  U.S. Government
   and agency
   securities            $225,927        $   68         $ (6,756)      $219,239
  State and
   municipal
   securities              84,884         1,996             (709)        86,171
  Debt securities
   issued by
   foreign
   governments                417             -              (28)           389
  Corporate debt
   securities              37,222            30             (639)        36,613
  Mortgage-backed
   securities             159,036            15           (8,961)       150,090
                         --------        ------         --------       --------
                         $507,486        $2,109         $(17,093)      $492,502
                         ========        ======         ========       ========
--------------------------------------------------------------------------------
                                      Gross           Gross            Estimated
  1994 Available       Amortized      Unrealized      Unrealized       Fair
  for sale               Cost          Gains           Losses           Value
------------------------------------------------------------------------------
  Equity
   securities           $ 37,936          $9,654        $   (103)       $ 47,487
  U.S. Government
   and agency
   securities             77,863               4          (2,593)         75,274
  Mortgage-backed
   securities             55,985               2          (4,537)         51,450
                        --------          ------        --------        --------
                        $171,784          $9,660        $ (7,233)       $174,211
                        ========          ======        ========        ========
--------------------------------------------------------------------------------

       The amortized cost and estimated fair values of debt securities at December 31, 1995 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                   Held to Maturity         Available for Sale
                                ----------------------    ----------------------
                                             Estimated                 Estimated
                                Amortized    Fair         Amortized    Fair
                                  Cost       Value           Cost      Value
--------------------------------------------------------------------------------
  Due in one year or less       $103,316      $103,432     $ 20,259     $ 20,261
  Due from one year to
     five years                  158,727       160,630       99,959      101,197
  Due from five years to
     ten years                    15,212        15,730        3,000        2,769
  Due after ten years              4,422         4,561            -            -
                                --------      --------     --------     --------
                                 281,677       284,353      123,218      124,227
  Mortgage-backed securities     220,004       219,685       48,378       47,672
                                --------      --------     --------     --------
                                $501,681      $504,038     $171,596     $171,899
                                ========      ========     ========     ========

       Gains totaling $3.2 million, $2.2 million, and $2.0 million were realized on the sale of equity securities during 1995, 1994, and 1993, respectively. Gains totaling $84,000 were realized on the sale of available for sale debt securities during 1994.

       Securities carried at $386.1 million and $350.2 million at December 31, 1995 and 1994, respectively, were pledged as collateral to secure public and trust deposits and for other purposes.

  NOTE D - LOANS AND ALLOWANCE FOR LOAN LOSSES
  -----------------------------------------------------------------------

       Gross loans are summarized as follows as of December 31:

                                                   1995             1994
-------------------------------------------------------------------------------
  Commercial, financial, and
    agricultural                                $  337,582       $  332,165
  Real estate-construction                          76,665           82,692
  Real estate-mortgage:
    First and second-
      residential                                  950,304        1,018,470
    Commercial                                     562,363          428,442
  Consumer                                         404,083          357,872
  Leasing and other                                 33,771           25,205
                                                ----------       ----------
                                                $2,364,768       $2,244,846
                                                ==========       ==========
-------------------------------------------------------------------------------
   Changes in the allowance for loan losses were as follows:
                                             1995           1994           1993
--------------------------------------------------------------------------------
Balance at January 1                      $35,775        $28,679        $29,549
                                          -------     ----------     ----------
 Loans charged off                         (5,115)        (3,835)        (8,741)
 Recoveries of loans
  previously charged off                    2,600          2,206          2,945
                                          -------     ----------     ----------
 Net loans charged off                     (2,515)        (1,629)        (5,796)
                                          -------     ----------     ----------
 Provision for loan losses                  2,033          2,255          4,926
 Allowance for loan losses
  purchased from CPFC                           -          6,470              -
                                          -------     ----------     ----------
Balance at December 31                    $35,293        $35,775        $28,679
                                          =======     ==========     ==========
-------------------------------------------------------------------------------

       Nonaccrual loans aggregated approximately $11.8 million at December 31, 1995, $14.9 million at December 31, 1994 and $14.6 million at December 31, 1993. Interest of approximately $1.5 million, $1.0 million and $977,000 was not recognized as interest income due to the nonaccrual status of loans during 1995, 1994 and 1993, respectively.

       At December 31, 1995, the recorded investment in loans that are considered to be impaired as defined by Statement 114 was $12.4 million (of which $10.3 million are included in nonaccrual loans). Included in this amount is $12.3 million of impaired loans for which the related allowance for credit losses is $2.0 million and $59,000 of impaired loans that as a result of write-downs do not have an allowance for credit losses. The average recorded investment in impaired loans during the year ended December 31, 1995 was approximately $15.0 million.

       The Corporation applies all payments received on nonaccruing impaired loans to principal until such time as the principal is paid off, after which time any additional payments received are recognized as interest income. Payments received on accruing impaired loans are applied to principal and interest according to the original terms of the loan. For the year ended December 31, 1995, the Corporation recognized interest income of approximately $610,000 on impaired loans.

       The Corporation has granted loans to the officers and directors of the Corporation and to their associates. Related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $45.9 million and $36.5 million at December 31, 1995 and 1994, respectively. During 1995, $17.3 million of new loans were made and repayments totaled $7.9 million.

       The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties at December 31, 1995 and 1994 was $516.6 million and $496.9 million, respectively.


NOTE E - PREMISES AND EQUIPMENT
--------------------------------------------------------------------------------
       The following is a summary of premises and equipment as of December 31:

                                                             1995        1994
--------------------------------------------------------------------------------
Premises and leasehold improvements                       $54,122     $52,022
Furniture and equipment                                    34,447      31,702
Construction in progress                                    2,008       1,977
                                                          -------     -------
                                                           90,577      85,701
Less accumulated depreciation and amortization            (47,365)    (43,249)
                                                          -------      -------
                                                          $43,212     $42,452
                                                          =======     =======

--------------------------------------------------------------------------------

NOTE F - LONG-TERM DEBT
--------------------------------------------------------------------------------

       Long-term debt includes the following as of December 31:

                                                             1995        1994
--------------------------------------------------------------------------------
Federal Home Loan Bank advances                           $31,668     $23,268
Collateralized mortgage obligations                         2,969       3,946
Other                                                          52          69
                                                          -------     -------
                                                          $34,689     $27,283
                                                          =======     =======

--------------------------------------------------------------------------------

       The Corporation has a series of collateralized Federal Home Loan Bank advances totaling $31.7 million. These advances mature through July, 1998, and carry a weighted average interest rate of 6.02%. As of December 31, 1995, the Corporation can borrow an additional amount of approximately $156 million under its line of credit available from the Federal Home Loan Bank.

       In connection with the Central Pennsylvania Financial Corporation acquisition (Note N), the Corporation assumed the responsibility for real estate mortgage investment conduit (REMIC) status collateralized mortgage obligations. The maturity and weighted average interest rate is July, 2010 and 7.2%, respectively.

  NOTE G - DIVIDEND AND LOAN LIMITATIONS
  ------------------------------------------------------------------------------

       The dividends that may be paid by subsidiary banks to the Parent Company are subject to certain legal and regulatory limitations. Under such limitations, the amount available for payment of dividends by all subsidiary banks is approximately $123 million at December 31, 1995.

       Under current Federal Reserve regulations, the subsidiary banks are limited in the amount they may loan to their affiliates, including the Parent Company. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of each bank subsidiary's capital and surplus. At December 31, 1995, the maximum amount available for transfer from the subsidiary banks to the Parent Company in the form of loans and dividends was approximately $151 million.

  NOTE H - INCOME TAXES
  ------------------------------------------------------------------------------

       The components of the provision for income taxes are as follows:

                                         Year ended December 31
                                      ----------------------------
                                        1995      1994      1993
------------------------------------------------------------------
Current tax expense (benefit) -
  Federal                             $13,034   $13,269   $10,482
  State                                   (80)      375       542
                                      -------   -------   -------
                                       12,954    13,644    11,024
                                      -------   -------   -------
Deferred tax expense (benefit) -
  Federal                               2,145      (394)     (851)
  State                                     -       (17)      112
                                      -------   -------   -------
                                        2,145      (411)     (739)
                                      -------   -------   -------
                                      $15,099   $13,233   $10,285
                                      =======   =======   =======
------------------------------------------------------------------

       The deferred federal tax benefit for 1994 includes $309,000 resulting from the federal statutory tax rate change from 34% to 35%.

       The differences between the effective income tax rate and the federal statutory income tax rate are as follows:

                                          1995    1994   1993
--------------------------------------------------------------
Statutory tax rate                         35.0%  35.0%  35.0%
Effect of tax-exempt income                (4.4)  (5.1)  (6.1)
Low income housing and historic
  rehabilitation credits                   (4.9)  (3.9)  (5.6)
Goodwill amortization                       0.7    0.3      -
Other                                      (1.5)  (1.7)  (1.3)
                                           ----   ----   ----
Effective income tax rate                  24.9%  24.6%  22.0%
                                           ====   ====   ====
--------------------------------------------------------------

       The net deferred tax asset recorded by the Corporation consisted of the following tax effects of temporary differences at December 31:

                                      1995      1994
------------------------------------------------------
Allowance for loan losses           $11,534   $12,041
Deferred loan fees                    1,661     2,397
Direct leasing                       (2,539)   (1,786)
Deferred compensation                 1,711     1,707
Postretirement benefits               3,101     3,091
Fixed asset depreciation               (660)     (546)
Other                                 1,589     1,638
                                    -------   -------
   Total operating                   16,397    18,542
Unrealized holding gains-
  securities available for sale      (4,563)     (850)
                                    -------   -------
                                    $11,834   $17,692
                                    =======   =======

--------------------------------------------------------------------------------

       As of December 31, 1995 and 1994, the Corporation has not established any valuation allowance against deferred tax assets since these tax benefits are realizable either through carryback availability against prior years' taxable income or the reversal of existing deferred tax liabilities.

 NOTE I - EMPLOYEE BENEFIT PLANS
 -------------------------------------------------------------------------------

       The Corporation has a noncontributory defined contribution profit-sharing plan covering substantially all employees of the Parent Company, Fulton Bank, Farmers Trust Bank and certain employees of Lafayette Bank. Contributions are based on a formula providing for an amount not to exceed 15% of each eligible employee's annual salary.

       The Corporation also maintains a defined benefit pension plan which covers substantially all full-time employees of Swineford National Bank, FNB Bank, N.A., Lafayette Bank, Great Valley Savings Bank and Hagerstown Trust Company. Pension contributions are actuarially determined and funded as accrued. These funds are invested in guaranteed investment contracts, U.S. Treasury securities, money market funds and common stock investment funds.

       For employees covered under the defined benefit plan, the Corporation provides an optional 401(k) plan. The terms of the plan allow eligible employees to defer up to 10% of their pre-tax salary on an annual basis. On a discretionary basis, the Corporation may also make a matching contribution which is limited to a maximum of 3%.

       The following summarizes the Corporation's expense under the above plans for the years ended December 31:

                                   1995         1994        1993
------------------------------------------------------------------
Profit-sharing plan               $4,422       $3,340      $2,432
Defined benefit plan                 947          812         898
401(k) plan                          317          238         200
                                  ------       ------      ------
                                  $5,686       $4,390      $3,530
                                  ======       ======      ======

------------------------------------------------------------------

       The net periodic pension cost for the Corporation's defined benefit plan, as determined by consulting actuaries, consisted of the following components for the years ended December 31:

                                   1995          1994        1993
------------------------------------------------------------------
Service cost-benefits earned
  during period                  $   657        $ 569       $ 554
Interest cost on projected
  benefit obligation                 806          748         740
Actual return on assets           (1,784)          13        (476)
Net amortization and deferral      1,268         (518)         80
                                 -------        -----       -----
Net periodic pension cost        $   947        $ 812       $ 898
                                 =======        =====       =====

------------------------------------------------------------------

       The accumulated plan benefits and funded status of the Corporation's defined benefit plan are as follows as of December 31:

                                                     1995      1994
--------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested benefit obligation                        $ 8,971   $ 6,588
                                                   =======   =======
  Accumulated benefit obligation                   $ 9,158   $ 6,695
                                                   =======   =======
  Projected benefit obligation                     $12,417   $ 9,641
Plan assets at fair value                            9,841     8,106
                                                   -------   -------
Projected benefit obligation in excess of
  plan assets                                       (2,576)   (1,535)
Unrecognized net loss (gain)                           154      (346)
Service cost not yet recognized in net
  periodic pension cost                                 45        51
Unrecognized net obligation at transition              825       960
                                                   -------   -------
Pension liability recognized in the
    consolidated balance sheets                    $(1,552)  $  (870)
                                                   =======   =======
--------------------------------------------------------------------

       The following rates were used in calculating net periodic pension cost and the actuarial present value of benefit obligations:

                                                1995      1994      1993
------------------------------------------------------------------------
Discount rate-projected benefit obligation      7.00%     8.00%     7.00%
Rate of increase in compensation level          5.00%     6.00%     5.28%
Expected long-term rate of return on plan       8.00%     8.00%     7.85%
  assets

------------------------------------------------------------------------

     The Corporation currently provides medical and life insurance benefits to retired full-time employees. Substantially all of the Corporation's full-time employees may become eligible for these discretionary benefits if they reach normal retirement age while working for the Corporation. Effective January 1, 1994, the Corporation made certain changes in the level of postretirement benefits which would be provided to future retirees, the most significant of which was a change in the vesting schedule.

     The components of the expense for postretirement benefits other than pensions are as follows for the years ended December 31:

                                                        1995   1994     1993
----------------------------------------------------------------------------
Service cost-benefits earned during the period          $189   $221   $  401
Interest cost on accumulated benefit
  obligation                                             377    302      623
Actual return on plan assets                             (10)    (7)      (4)
Net amortization and deferral                           (279)  (225)      -
                                                        ----   ----   ------
Net nonpension postretirement benefit cost              $277   $291   $1,020
                                                        ====   ====   ======
-----------------------------------------------------------------------------

       The following table presents the status of the nonpension postretirement benefit plan at December 31:

                                                    1995      1994
---------------------------------------------------------------------
Accumulated postretirement benefit obligation:
    Fully eligible active and former members      $(1,108)  $  (973)
    Other active members                           (1,162)     (889)
    Retired members                                (3,273)   (2,981)
                                                  -------   -------
    Total                                          (5,543)   (4,843)
Plan assets at fair value                             186       181
Unrecognized prior service cost                    (2,716)   (2,942)
Unrecognized net gain                                (845)   (1,288)
                                                  -------   -------
Accrued postretirement benefit obligation         $(8,918)  $(8,892)
                                                  =======   =======
--------------------------------------------------------------------

       For measuring the nonpension postretirement benefit obligation, a 10.5% increase in the per capita cost of health care benefits (6% for administrative costs) was assumed for 1995. This rate was assumed to gradually decline to 6% in 2000 and remain at that level thereafter. This health care cost trend rate has a significant impact on the amounts reported. Assuming a 1% change in the health care cost trend rate, the accumulated postretirement benefit obligation would increase or decrease by approximately $649,000 and the current period charge would increase or decrease by approximately $80,000. The discount rate used in determining the accumulated postretirement benefit obligation was 7.0% and 8.0% at December 31, 1995 and 1994, respectively.

NOTE J - SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------

     The Corporation maintains an Employee Stock Purchase Plan which allows eligible employees to purchase stock in the Corporation at 85% of the fair market value of the stock on the date of exercise. Since inception, 285,353 shares have been issued under this plan.

     Under the Corporation's Incentive Stock Option Plan, options have been granted to key personnel for terms up to 10 years at options prices equal to the fair market value of the shares on the date of grant. In addition, in connection with the acquisition of Great Valley Savings Bank (Great Valley), the Corporation granted nonqualified stock options totaling 53,242 common shares to members of the Board of Directors of Great Valley. Since granting these options 45,426 shares have been issued. These options were granted at a price equal to the purchase price of the Corporation's stock in the transaction and were granted for a term of five years.

     Stock option transactions during 1995, 1994 and 1993 are summarized below:

                                  Stock     Option Price
                                 Options   Range per Share
                                ---------  ---------------
Balance at January 1, 1993       704,439     $ 1.49-$15.47
  Granted                         95,558      16.09
  Exercised                     (102,434)      1.49- 16.09
  Canceled                        (8,571)     14.22- 15.47
                                --------
Balance at December 31, 1993     688,992     $ 6.13-$16.09
  Granted                        100,100      19.89
  Exercised                     (129,284)      6.13- 15.47
                                --------
Balance at December 31, 1994     659,808     $ 6.13-$19.89
  Granted                        112,200      18.13
  Exercised                     (102,199)      6.13- 19.89
  Canceled                        (5,007)      6.13
                                --------
Balance at December 31, 1995     664,802     $ 9.05-$19.89
                                ========


       In 1989, the Corporation declared a dividend distribution of one Right for each outstanding share of common stock to existing shareholders of record. In addition, each share of common stock issued subsequent to the record date of the dividend also entitles the holder to one Right. Upon distribution, each Right entitles the holder to purchase one share of common stock or depending on events, receive common stock having a value equal to two times the exercise price of the Right. The purchase price was $90 per share in 1989 and is currently $49.18 due to stock dividends and splits. The Rights are not exercisable or transferable apart from the common stock prior to distribution. Distribution of the Rights will occur ten business days following (1) a public announcement that a person or group of persons ("Acquiring Person") has acquired or obtained the right to acquire beneficial ownership of 20% or more of the outstanding shares of common stock (the "Stock Acquisition Date") or (2) the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 25% or more of such outstanding shares of common stock. The Rights are redeemable in full, but not in part, by the Corporation at any time until ten business days following the Stock Acquisition Date, at a price of $0.01 per Right. The Rights will expire at the close of business on June 20, 1999, unless earlier redeemed.

NOTE K - LEASES
--------------------------------------------------------------------------------

       Certain branch offices and equipment are leased under agreements which expire at varying dates through 2024. Most leases contain renewal provisions at the Corporation's option. Total rental expense was approximately $1.8 million in 1995, $1.5 million in 1994, and $1.6 million in 1993.

       Future minimum payments as of December 31, 1995 under noncancelable operating leases are as follows:
--------------------------------------------------------------------------------
                 1996               $ 1,811
                 1997                 1,814
                 1998                 1,736
                 1999                 1,750
                 2000                 1,753
                 Thereafter          34,126
                                    -------
                                    $42,990
                                    =======
--------------------------------------------------------------------------------

NOTE L - COMMITMENTS AND CONTINGENCIES
--------------------------------------

       The Corporation has not engaged in the practice of trading, issuing or holding derivative financial instruments such as futures, forward, swap, or option contracts. The Corporation is, however, a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, letters of credit, and guarantees which involve, to varying degrees, elements of credit and interest rate risk that are not recognized in the consolidated balance sheets.

       Exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

     The Corporation had the following outstanding commitments to fund loans as of December 31:

                                  1995           1994
---------------------------------------------------------------
     Fixed rate
          4.00% -  7.99%      $  8,244       $ 13,019
          8.00% -  8.99%         3,640          9,015
          9.00% -  9.99%         9,246          2,227
         10.00% - 10.99%           346             44
         11.00% - 18.00%         1,825          1,633
                              --------       --------
     Total fixed rate           23,301         25,938
                              --------       --------
     Floating rate             684,174        588,128
                              --------       --------
     Total                    $707,475       $614,066
                              ========       ========
---------------------------------------------------------------

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments is expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income producing commercial properties. Commitments under outstanding standby letters of credit were $70.0 million at December 31, 1995 and $66.4 million at December 31, 1994.

       The Corporation offers, through its eight banking subsidiaries, a full range of retail and wholesale banking services throughout fourteen central and eastern Pennsylvania counties, one Maryland county and one Delaware County. Approximately 50% of the business is being conducted throughout the south central Pennsylvania region. Industry diversity is the key to the economic well-being of the south central Pennsylvania region. The business of the Corporation is not dependent upon any single customer or industry.

   The Corporation has entered into a life insurance policy payable to the Corporation on the lives of certain of its employees. The policy provides for annual premiums of approximately $2,500 for each covered employee or approximately $1,200,000. The Corporation has borrowed against the cash surrender value of the policy to pay the premiums for certain years. As of December 31, 1995, $15.7 million has been borrowed and has been offset against the policy cash value of approximately $18.9 million in the consolidated balance sheet.

    The Corporation, from time to time, may be a defendant in legal proceedings relating to the conduct of its banking business. Most of such legal proceedings are a normal part of the banking business, and in management's opinion, the financial position and results of operations of the Corporation would not be affected materially by the outcome of such legal proceedings.

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

       The following are the estimated fair values of the Corporation's financial instruments followed by a general description of the methods and assumptions used to estimate such fair values. These fair values are significantly affected by assumptions used, principally the timing of future cash flows and the discount rate. Because assumptions are inherently subjective in nature, the estimated fair values cannot be substantiated by comparison to independent market quotes and, in many cases, the estimated fair values could not necessarily be realized in an immediate sale or settlement of the instrument. Further, certain financial instruments and all nonfinancial instruments are excluded. Accordingly, the aggregate fair value amounts presented do not necessarily represent management's estimation of the underlying value of the Corporation.

                                   December 31, 1995       December 31, 1994
                                 ----------------------  ---------------------
                                             Estimated               Estimated
FINANCIAL ASSETS                 Book Value  Fair Value  Book Value Fair Value
------------------------------------------------------------------------------
Cash and due from banks          $  140,106  $  140,106  $  148,241 $  148,241
Interest-bearing deposits
 in other banks                       4,425       4,425       2,539      2,539
Federal funds sold                        -           -       6,075      6,075
Mortgage loans held for sale            613         613         650        650
Securities held to maturity         501,681     504,038     507,486    492,502
Securities available for sale       222,345     222,345     174,211    174,211
Net loans                         2,320,764   2,336,366   2,198,119  2,139,498
Accrued interest receivable          23,694      23,694      20,727     20,727
Other financial assets                  264         264         634        634

                                    December 31, 1995       December 31, 1994
                                  ----------------------  ---------------------
                                              Estimated               Estimated
FINANCIAL LIABILITIES            Book Value  Fair Value   Book Value Fair Value
-------------------------------  ----------------------  ----------------------
Demand and savings deposits      $1,440,489  $1,440,489  $1,466,334  $1,466,334
Time deposits                     1,289,881   1,301,234   1,124,714   1,120,643
Short-term borrowings               140,930     140,930     196,523     196,523
Accrued interest payable             19,084      19,084      12,857      12,857
Other financial liabilities          43,670      43,670      16,355      16,355
Long-term debt                       34,689      34,939      27,283      26,773
-------------------------------------------------------------------------------

       For short-term financial instruments, defined as those with remaining maturities of 90 days or less, the carrying amount was considered to be a reasonable estimate of fair value. The following instruments are predominantly short-term:


Assets                                  Liabilities
--------------------------------------------------------------------------------
Cash and due from banks               Demand and savings deposits
Interest-bearing deposits in          Short-term borrowings
  other banks                         Accrued interest payable
Federal funds sold                    Other financial liabilities
Securities purchased under
  agreements to resell
Accrued interest receivable
Other financial assets
--------------------------------------------------------------------------------

       For those components of the above-listed financial instruments with remaining maturities greater than 90 days, fair values were determined by discounting contractual cash flows using rates which could be earned for assets with similar remaining maturities and, in the case of liabilities, rates at which the liabilities with similar remaining maturities could be issued as of the balance sheet date.

       As indicated in Note A securities available for sale are carried at their estimated fair values. The estimated fair values of securities held to maturity as December 31, 1995 and 1994 were generally based on quoted market prices, broker quotes or dealer quotes.

       For short-term loans and variable rate loans which reprice within 90 days, the carrying value was considered to be a reasonable estimate of fair value. For other types of loans, fair value was estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In addition, for loans secured by real estate, appraisal values for the collateral were considered in the fair value determination.

       The fair value of long-term debt was estimated by discounting the remaining contractual cash flows using a rate at which the Corporation could issue debt with a similar remaining maturity as of the balance sheet date.

       The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of commitments to extend credit and standby letters of credit is estimated to equal the value of the commitments.

NOTE N - MERGERS
--------------------------------------------------------------------------------

       On August 31, 1995, the Corporation completed the previously announced acquisition of Delaware National Bankshares Corp. (Delaware National). The acquisition was carried out in accordance with the terms of an Agreement and Plan of Merger (the Agreement). Delaware National, with approximately $109 million in assets, is headquartered in Georgetown, Delaware and through its banking subsidiary, Delaware National Bank, operates six banking offices in Sussex County, Delaware.

       As provided in the Agreement, Delaware National was merged with and into the Corporation and each of the outstanding shares of the common stock of Delaware National was converted into 1.244 shares of the common stock of the Corporation. A total of 949,235 shares of the Corporation's common stock were issued in connection with the merger. The merger has been accounted for as a pooling of interests, and accordingly, the consolidated financial statements include the accounts of Delaware National for all periods presented.

       The following sets forth for the period prior to the merger selected items for the Corporation and Delaware National:

                       Eight-Months Ended August 31, 1995
                       ----------------------------------
                            Fulton
                           Financial          Delaware
                          Corporation         National
------------------------------------------------------
Net interest income        $ 85,560            $2,959
Non-interest income          18,011               372
                           --------            ------
Total income               $103,571            $3,331
Net income                 $ 28,760            $  578


The effect of the merger on the Corporation's previously reported revenues, net income and net income per share follows:


                              Fulton
                            Financial     Delaware
1994                       Corporation    National     Restated
---------------------------------------------------------------
Net interest income          $120,002      $4,169      $124,171
Non-interest income            25,361         440        25,801
                              -------       -----       -------
Total income                 $145,363      $4,609      $149,972
Net income                   $ 40,028      $  452      $ 40,480
Net income per share         $   1.47      $  .58      $   1.44

                              Fulton
                            Financial     Delaware
1993                       Corporation    National     Restated
---------------------------------------------------------------
Net interest income          $110,894      $4,189      $115,083
Non-interest income            27,964         468        28,432
                             --------      ------      --------
Total income                 $138,858      $4,657      $143,515
Net income                   $ 32,008      $1,057      $ 33,065
Net income per share         $   1.18      $ 1.39      $   1.18

       On October 1, 1994, the Corporation completed the previously announced acquisition of Central Pennsylvania Financial Corporation (CPFC). CPFC was headquartered in Shamokin, Pennsylvania and as of the acquisition date had approximately $260 million in assets within its ten branches located in Cumberland, Dauphin, Lycoming, Montour, North Cumberland, Snyder and Union counties, Pennsylvania. These branches were distributed among the Corporation's affiliate banks.

       The Corporation acquired all of the outstanding shares of CPFC for cash in the amount of $23 per share. The total purchase price was approximately $45.9 million. This transaction was accounted for as the purchase of assets and assumption of liabilities therefore, the results of CPFC are included in the accompanying consolidated financial statements beginning on October 1, 1994. The purchase price exceeded the fair value of net assets acquired which resulted in the Corporation recording goodwill of approximately $16.0 million which is being amortized on a straight-line basis over 15 years.

       The following sets forth selected unaudited financial data as though CPFC was acquired at the beginning of the years being presented. During 1994, CPFC sold 13 branch offices to unrelated third parties. The proforma adjustments reflect these dispositions as well as the effect of purchase accounting on operations.

                                      CPFC
                          Fulton      Nine
                        Financial    Months    Proforma  Proforma
1994                   Corporation  9/30/94  Adjustments Combined
-----------------------------------------------------------------
Net interest income      $124,171   $ 8,904    $   (12)  $133,063
Non-interest income        25,801     2,548     (2,549)    25,800
                         --------   -------              --------
 Total income            $149,972   $11,452    $(2,561)  $158,863
Net income               $ 40,480   $   429    $ 1,513   $ 42,422
Net income per share     $   1.44   $   .22              $   1.50

                                      CPFC
                          Fulton      Year
                        Financial    Ended     Proforma  Proforma
1993                   Corporation  3/31/94  Adjustments Combined
-----------------------------------------------------------------
Net interest income     $115,083    $14,620    $(2,764)  $126,939
Non-interest income       28,432      1,679       (881)    29,230
                        --------    -------              --------
  Total income          $143,515    $16,299    $(3,645)  $156,169
Net income              $ 32,065    $ 2,348    $ 2,253   $ 36,666
Net income per share    $   1.18    $  1.20              $   1.35

       On February 29, 1996, the Corporation completed the previously announced acquisition of Gloucester County Bankshares, Inc. (Gloucester County). As provided under the terms of the merger agreement, Gloucester County was merged with and into the Corporation and each of the outstanding shares of the common stock of Gloucester County was converted into 1.58 shares of common stock of the Corporation.

       The Corporation issued approximately 1.6 million shares of its common stock in connection with the Gloucester County merger. The transaction was accounted for as a pooling of interests. Since consummation of the merger occurred subsequent to December 31, 1995, the consolidated financial statements do not include the accounts of Gloucester County. Gloucester

County, with approximately $200 million in assets, is headquartered in Woodbury, New Jersey, and operates six branch offices in Gloucester County, New Jersey through its wholly-owned banking subsidiary, The Bank of Gloucester County. Gloucester County's net interest income and net income for the year ended December 31, 1995 were approximately $9.4 million and $2.2 million, respectively (unaudited).

NOTE 0 - FULTON FINANCIAL CORPORATION (PARENT COMPANY ONLY)
--------------------------------------------------------------------------
         FINANCIAL INFORMATION
         ---------------------

CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------
                                                            December 31
                                                         1995         1994
--------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------
Cash, securities, and other assets                   $ 38,465     $ 43,089
Receivable from:
  Bank subsidiaries                                     7,227            -
  Nonbank subsidiaries                                    672        2,811
Investment in:
  Bank subsidiaries                                   311,273      290,596
  Nonbank subsidiaries                                 17,633        7,920
                                                     --------     --------
Total Assets                                         $375,270     $344,416
                                                     ========     ========
LIABILITIES
--------------------------------------------------------------------------
Short-term borrowings                                $ 20,500     $ 23,000
Other liabilities                                      14,856       13,084
SHAREHOLDERS' EQUITY                                  339,914      308,332
--------------------------------------------------------------------------
Total Liabilities and
  Shareholders' Equity                               $375,270     $344,416
                                                     ========     ========
--------------------------------------------------------------------------


CONDENSED STATEMENTS OF INCOME
------------------------------------------------------------
                                    Year Ended December 31
                                   1995      1994      1993
------------------------------------------------------------
Income:
  Dividends from bank
    subsidiaries                $35,653   $24,747   $ 9,984
  Other                           8,764     7,259     4,741
                                -------   -------   -------
                                 44,417    32,006    14,725
Expenses                         12,405    10,860     9,079
                                -------   -------   -------
Income before income taxes,
  equity in undistributed
  net income of subsidiaries
  and cumulative effect of
  changes in accounting
  principles                     32,012    21,146     5,646
Income tax benefit               (3,249)   (3,016)   (4,175)
                                -------   -------   -------
                                 35,261    24,162     9,821
Equity in undistributed net
  income of:
  Bank subsidiaries               9,922    16,079    23,650
  Nonbank subsidiaries              397       239      (201)
                                -------   -------   -------
Income before cumulative
  effect of changes in
  accounting principles          45,580    40,480    33,270
Cumulative effect of changes
  in accounting principles            -         -      (205)
                                -------   -------   -------
Net Income                      $45,580   $40,480   $33,065
                                =======   =======   =======
------------------------------------------------------------


CONDENSED STATEMENTS OF CASH FLOWS
                                                            Year Ended December 31
                                                            1995     1994      1993
-----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                         $ 45,580   $40,480   $33,065
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
    Cumulative effect of accounting changes                   -         -       205
    Deferred income tax benefit (expense)                   172      (254)       94
    Gain on sale of investment securities                (3,151)   (2,242)   (1,250)
    Decrease (increase) in other assets                  (2,165)     (532)    4,875
    Increase in investment in subsidiaries              (10,319)  (16,318)  (20,483)
    Increase (decrease) in other liabilities              2,107    12,176        (3)
                                                       --------   -------   -------
      Total adjustments                                 (13,356)   (7,170)  (16,562)
                                                       --------   -------   -------
        Net cash provided by operating activities        32,224    33,310    16,503
                                                       --------   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in subsidiaries                          (12,851)  (24,133)     (103)
    Investment in real estate partnerships                 (770)     (782)   (1,700)
    Proceeds from sales of investment securities          6,333     4,212     4,511
    Purchase of investment securities                    (5,767)   (5,917)   (2,866)
    Proceeds from sales of fixed assets                   1,090         -         -
    Payment for purchase of CPFC, net of
      contributions from subsidiaries                         -    (6,869)        -
                                                       --------   -------   -------
        Net cash used in investing activities           (11,965)  (33,489)     (158)
                                                       --------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease) increase in short-term borrowings     (2,500)   20,500     2,500
    Decrease in long-term debt                                -      (200)   (5,324)
    Dividends paid                                      (18,215)  (15,773)  (13,925)
    Net proceeds from issuance of common stock            3,714     1,029     1,061
    Acquisition of treasury stock                        (5,979)   (3,109)     (396)
                                                       --------   -------   -------
        Net cash (used in) provided by
          financing activities                          (22,980)    2,447   (16,084)
                                                       --------   -------   -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS     (2,721)    2,268       261
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            2,721       453       192
                                                       --------   -------   -------
CASH AND CASH EQUIVALENTS AT END OF YEAR               $      -   $ 2,721   $   453
                                                       ========   =======   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
      Interest                                         $  4,289   $ 2,604   $   796
      Income taxes                                       12,532    13,210    12,273
-----------------------------------------------------------------------------------

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To the Board of Directors and Shareholders of Fulton Financial Corporation

               We have audited the accompanying consolidated balance sheets of Fulton Financial Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Mid-Atlantic Bankcorp, which was acquired in 1994, in a transaction accounted for as a pooling of interests. Such statements are included in the consolidated financial statements of Fulton Financial Corporation and reflect total interest income of 12.6 percent of the related consolidated total in 1993. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Mid-Atlantic Bankcorp, is based solely upon the report of the other auditors.

               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Fulton Financial Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

               As explained in Note A to the financial statements, effective January 1, 1993, the Corporation changed its method of accounting for income taxes and postretirement benefits other than pensions. Effective December 31, 1993, the Corporation changed its method of accounting for investments in debt and equity securities.

     /s/ Arthur Andersen L.L.P.

     Lancaster, Pennsylvania
     January 26, 1996
     (Except for Note N for which the date is February 29, 1996)

                          INDEPENDENT AUDITOR'S REPORT


     To the Board of Directors and Stockholders of Mid-Atlantic Bankcorp
     Hagerstown, Maryland


          We have audited the accompanying consolidated statements of condition of Mid-Atlantic Bankcorp and Subsidiary as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-Atlantic Bankcorp and Subsidiary as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.


                                      /s/ Coyne and McClean Chartered

     January 16, 1994
     Baltimore, Maryland

     Item 9.  Changes in and Disagreements with Accountants on
     ---------------------------------------------------------
              Accounting and Financial Disclosure
              -----------------------------------

              None

                                  PART III

     Item 10.  Directors and Executive Officers of the Registrant
     ------------------------------------------------------------

           Incorporated by reference herein is the information appearing under the heading "Information about Nominees and Continuing Directors" on pages 4 through 10 of the 1996 Proxy Statement and under the heading "Executive Officers" on page 11 of the 1996 Proxy Statement.

     Item 11.  Executive Compensation
     --------------------------------

           Incorporated by reference herein is the information appearing under the heading "Executive Compensation" on pages 11 through 14 of the 1996 Proxy Statement and under the heading "Compensation of Directors" on page 11 of the 1996 Proxy Statement.

     Item 12.  Security Ownership of Certain Beneficial Owners and
     -------------------------------------------------------------
               Management
               ----------

           Incorporated by reference herein is the information appearing under the heading "Voting of Shares and Principal Holders Thereof" on page 3 of the 1996 Proxy Statement and under the heading "Information about Nominees and Continuing Directors" on pages 4 through 10 of the 1996 Proxy Statement.

     Item 13.  Certain Relationships and Related Transactions
     --------------------------------------------------------

           Incorporated by reference herein is the information appearing under the heading "Transactions with Directors and Executive Officers" on page 16 of the 1996 Proxy Statement, and the information appearing in Note D - Loans and Allowance for Loan Losses, of the Notes to Consolidated Financial Statements in Item 8 "Financial Statements and supplementary data".

                                    PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
     --------------------------------------------------------------------------

     (a) The following documents are filed as part of this report:

         1. Financial Statements -- The following consolidated financial statements of Fulton Financial Corporation and subsidiaries are incorporated herein by reference in response to Item 8 above:

              (i)    Consolidated Balance Sheets - December 31, 1995 and 1994.

              (ii) Consolidated Statements of Income - Years ended December 31, 1995, 1994 and 1993.

              (iii) Consolidated Statements of Shareholders' Equity - Years ended December 31, 1995, 1994 and 1993.

              (iv) Consolidated Statements of Cash Flows - Years ended December 31, 1995, 1994 and 1993.

              (v)    Notes to Consolidated Financial Statements

              (vi)   Report of Independent Public Accountants.

          2. Financial Statement Schedules -- All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

          3.  Exhibits -- The following is a list of the Exhibits required by
              Item 601 of Regulation S-K and filed as part of this report:

              (i) Articles of Incorporation as amended on April 13, 1990 and Bylaws of Fulton Financial Corporation, as amended on April 17, 1990-Incorporated by reference from Exhibits 19(a) and 19(b) of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1990.

              (ii) Rights Amendment dated June 20, 1989 between Fulton Financial Corporation and Fulton Bank - Incorporated by reference from Exhibit 1 of the Fulton Financial Corporation Current Report on Form 8-K dated June 21, 1989.

              (iii) Material Contracts - Executive Compensation Agreements and Plans:

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

                      (c) Severance Agreement entered into as of November 19, 1992 between Fulton Financial Corporation and Charles
                           J. Nugent, Executive Vice President and Chief Financial Officer - Incorporated by reference from
                           Exhibit 10 (c) of the Fulton Financial Corporation Annual Report on Form 10-K for the year ended December 31, 1992.

              (iv)   Subsidiaries of the Registrant.

              (v)    Consents of Independent Public Accountants

              (vi)   Financial Data Schedule

     (b) Reports on Form 8-K --

         (1) Report on Form 8-K dated October 17, 1995, filed pursuant to Item 5 (Other Events) reflecting the results of operations of Fulton Financial Corporation for the 30 day period following the acquisition of Delaware National Bankshares, Inc. The report includes Fulton Financial Corporation's consolidated statement of income for the month ended September 30, 1995.

         (2) Report on Form 8-K dated November 3, 1995, filed pursuant to Item 5 (Other Events) relating to the announcement of a plan of merger with Gloucester County Bankshares, Inc.

         (3)  Report on Form 8-K dated December 22, 1995, filed pursuant to
              Item 5 (Other Events) relating to the announcement of stock repurchase plan.

     (c) Exhibits -- The exhibits required to be filed as part of this report are submitted as a separate section of this report.

     (d) Financial Statement Schedules -- None required.

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FULTON FINANCIAL CORPORATION
                                          (Registrant)



     Dated:  March 19, 1996          By: /s/ Rufus A. Fulton, Jr.
                                         ----------------------------
                                             Rufus A. Fulton, Jr.,
                                             President and Chief
                                             Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                     Title                              Date
    ---------                     -----                              ----
/s/ Robert D. Garner            Chairman of the Board;          March 19, 1996
---------------------------     Director
Robert D. Garner

/s/ Charles J. Nugent          Executive Vice President;        March 19, 1996
---------------------------    Chief Financial Officer
Charles J. Nugent

/s/ James P. Argires           Director                         March 19, 1996
---------------------------
James P. Argires, M.D.

/s/ Thomas D. Caldwell, Jr.    Director                         March 19, 1996
---------------------------
Thomas D. Caldwell, Jr.,
 Esq.

                               Director                         March 19, 1996
---------------------------
Donald M. Bowman, Jr.

/s/ Harold D. Chubb            Director                         March 19, 1996
---------------------------
Harold D. Chubb

                               Director                         March 19, 1996
---------------------------
William H. Clark, Jr.

                               Director                         March 19, 1996
---------------------------
Richard F. Erdley

/s/ David S. Etter             Director                         March 19, 1996
---------------------------
David S. Etter

/s/ Frederick B. Fichthorn     Director                         March 19, 1996
---------------------------
Frederick B. Fichthorn

/s/ Rufus A. Fulton, Jr.       President and Chief              March 19, 1996
---------------------------    Executive Officer;
Rufus A. Fulton, Jr.           Director

/s/ Henry N. Funk              Director                         March 19, 1996
---------------------------
Henry N. Funk

/s/ John F. Garber, Jr.        Director                         March 19, 1965
---------------------------
John F. Garber, Jr.


    Signature                     Title                              Date
    ---------                     -----                              ----
/s/ Eugene H. Gardner          Director                         March 19, 1996
---------------------------
Eugene H. Gardner

/s/ Daniel M. Heisey           Director                         March 19, 1996
---------------------------
Daniel M. Heisey

/s/ J. Robert Hess             Director                         March 19, 1996
---------------------------
J. Robert Hess

/s/ Carolyn R. Holleran        Director                         March 19, 1996
---------------------------
Carolyn R. Holleran

/s/ Clyde W. Horst             Director                         March 19, 1996
---------------------------
Clyde W. Horst

/s/ Bernard J. Metz, Sr.       Director                         March 19, 1996
---------------------------
Bernard J. Metz, Sr.

/s/ Arthur M. Peters, Jr.      Director                         March 19, 1996
---------------------------
Arthur M. Peters, Jr., Esq.

/s/ Stuart H. Raub, Jr.        Director                         March 19, 1996
---------------------------
Stuart H. Raub, Jr.

/s/ Donald E. Ruhl             Director                         March 19, 1996
---------------------------
Donald E. Ruhl

/s/ William E. Rusling         Director                         March 19, 1996
---------------------------
William E. Rusling

/s/ Mary Ann Russell           Director                         March 19, 1996
---------------------------
Mary Ann Russell

/s/ John O. Shirk              Director                         March 19, 1996
---------------------------
John O. Shirk, Esq.

/s/ James K. Sperry            Executive Vice President;        March 19, 1996
---------------------------    Director
James K. Sperry

/s/ Kenneth G. Stoudt          Director                         March 19, 1996
---------------------------
Kenneth G. Stoudt

                               EXHIBIT INDEX

                                                            Page
                                                      (in accordance with
Exhibits Required Pursuant                          sequential numbering
to Item 601 of Regulation S-K                               system)
-----------------------------                       --------------------

 3. Articles of Incorporation as amended on April 13, 1990, and Bylaws of Fulton Financial Corporation as amended on April 17, 1990 - Incorporated by reference from Exhibits 19(a) and 19(b) of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1990.

4.   (a)       Rights Agreement dated June 20, 1989 between
               Fulton Financial Corporation and Fulton Bank -
               Incorporated by reference from Exhibit 1 of the Fulton Financial Corporation Current Report on
               Form 8-K dated June 21, 1989.

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

     (b) Incentive Stock Option Plan and Amendment No. 1 to that Plan adopted February 17, 1987 - Incorporated by reference from Exhibit (a)(i) of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1987.

                                                            Page
                                                      (in accordance with
Exhibits Required Pursuant                          sequential numbering
to Item 601 of Regulation S-K                               system)
-----------------------------                       --------------------

     (c)       Severance Agreement entered into as of
               November 19, 1992 between Fulton Financial
               Corporation and Charles J. Nugent, Executive
               Vice President and Chief Financial Officer-
               Incorporated by reference from Exhibit 10(c) of the Fulton Financial Corporation Annual
               Report on Form 10-K for the year ended
               December 31, 1992.

21.  Subsidiaries of the Registrant.                         104

23.  Consents of Independent Public Accountants              106

27.  Financial Data Schedule                                 108