Form 10-Q
period 1996-03-31
FULTON FINANCIAL CORP
filed 1996-05-13
CIK 700564

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20459
                                   FORM 10-Q



(Mark One)
  X
- ---------    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1996
                              -----------------------------------------------
                                      OR
__________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ____________________________

Commission file number               0-10587
                       ------------------------------------------------------

                         FULTON FINANCIAL CORPORATION
- -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                                    23-2195389
- -----------------------------------------------------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                       Identification No.)
One Penn Square, P.O. Box 4887
Lancaster, Pennsylvania                                              17604
- -----------------------------------------------------------------------------
 (Address of principal executive offices)                    (Zip Code)

                                (717) 291-2411
- -----------------------------------------------------------------------------
    (Registrant's telephone number, including area code)

                                Not Applicable
- -----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----  ------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.  Common Stock,   $2.50  Par
                                                  --------------------------
Value -- 29,961,185 shares outstanding as of   April 26, 1996.
- -------------------------------------------------------------

    FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
    FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996


                             INDEX
                             -----

               Description                              Page
               -----------                              ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

    (a)  Consolidated Balance Sheets -                    3
         March 31, 1996 and December 31, 1995

    (b)  Consolidated Statements of Income -              4
         Three months ended March 31, 1996
         and 1995

    (c)  Consolidated Statements of Cash Flows -          5
         Three months ended March 31, 1996
         and 1995

    (d)  Notes to Consolidated Financial                  6
         Statements - March 31, 1996

Item 2.  Management's Discussion and Analysis of          9
         Financial Condition and Results of
         Operations


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security
         Holders                                         14

Item 6.  Exhibits and Reports on Form 8-K                14

         SIGNATURES                                      16

Fulton Financial Corporation
Consolidated Balance Sheets (Unaudited)
- ------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                            March 31       December 31
                                                                                    1996            1995
- ------------------------------------------------------------------------------------------------------------
ASSETS
- ------------------------------------------------------------------------------------------------------------
Cash amd due from banks.......................................................  $  153,592        $  152,143
Interest-bearing deposits with other banks....................................       2,765             4,425
Mortgage loans held for sale..................................................         500               613
Investment securities:
   Securities held to maturity (Fair value-
         $486,803 in 1996 and $506,359 in 1995)...............................     487,120           503,926
   Securities available for sale..............................................     293,164           256,380
Loans.........................................................................   2,541,154         2,502,033
   Less: Allowance for loan losses............................................     (38,799)          (38,272)
         Unearned income......................................................      (8,171)           (8,711)
                                                                                ----------        ----------
           Net Loans..........................................................   2,494,184         2,455,050
                                                                                ----------        ----------
Premises and equipment........................................................      49,197            47,606
Accrued interest receivable...................................................      24,839            25,275
Other assets..................................................................      74,709            79,150
                                                                                ----------        ----------
           Total Assets.......................................................  $3,580,070        $3,524,568
                                                                                ==========        ==========
- ------------------------------------------------------------------------------------------------------------
LIABILITIES
- ------------------------------------------------------------------------------------------------------------
  Deposits:
   Noninterest-bearing........................................................  $  426,547        $  427,384
   Interest-bearing...........................................................   2,540,498         2,487,885
                                                                                ----------        ----------
           Total Deposits.....................................................   2,967,045         2,915,269
                                                                                ----------        ----------
Short-term borrowings:
  Federal funds purchased and securities sold under agreements to repurchase..     154,218           126,372
  Demand notes of U.S. Treasury...............................................       4,619             5,058
                                                                                ----------        ----------
           Total Short-Term Borrowings........................................     158,837           131,430
                                                                                ----------        ----------

Accrued interest payable......................................................      21,389            19,357
Other liabilities.............................................................      44,278            69,809
Long-term debt................................................................      28,751            34,689
                                                                                ----------        ----------
           Total Liabilities..................................................   3,220,300         3,170,554
                                                                                ----------        ----------
- ------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
- ------------------------------------------------------------------------------------------------------------
Common stock ($2.50 par)
  Shares:  Authorized 100,000,000
           Issued 33,067,962 (32,959,127 in 1995)
           Outstanding 32,944,071 (32,847,768 in 1995)........................      82,669            74,907
Capital surplus...............................................................     222,769           174,023
Retained earnings.............................................................      50,009            98,746
Net unrealized holding gain on securities.....................................       6,746             8,526
Less: Treasury stock (123,891 shares in 1996 and 111,359 shares in 1995)......      (2,423)           (2,188)
                                                                                ----------        ----------
           Total Shareholders' Equity.........................................     359,770           354,014
                                                                                ----------        ----------

           Total Liabilities and Shareholders' Equity.........................  $3,580,070        $3,524,568
                                                                                ==========        ==========

See notes to consolidated financial statements.


Fulton Financial Corporation
Consolidated Balance Sheets (Unaudited)
- ------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)                                             Three Months Ended
                                                                                               March 31
                                                                                          1996          1995
- ------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees.........................................................     $    54,258   $    50,937
Investment securities:
     Taxable..................................................................          8,988          7,468
     Tax-exempt...............................................................            895          1,318
     Dividends................................................................            499            474
Federal funds sold............................................................            139            239
Interest-bearing deposits with other banks....................................             55             63
                                                                                  -----------    -----------
           Total Interest Income..............................................         64,834         60,499
INTEREST EXPENSE
Deposits......................................................................         25,673         22,847
Short-term borrowings.........................................................          1,597          1,944
Long-term debt................................................................            543            459
                                                                                  -----------    -----------
           Total Interest Expense.............................................         27,813         25,250
                                                                                  -----------    -----------
           Net Interest Income................................................         37,021         35,249
PROVISION FOR LOAN LOSSES.....................................................            676            680
                                                                                  -----------    -----------
           Net Interest Income After Provision for Loan Losses................         36,345         34,569
                                                                                  -----------    -----------
- ------------------------------------------------------------------------------------------------------------
OTHER INCOME
Trust department..............................................................          1,903          1,872
Service charges on deposit accounts...........................................          2,963          2,537
Other service charges and fees................................................          1,711          1,705
Gain on sale of mortgage loans................................................            263            331
Investment securities gains...................................................          1,031            280
                                                                                  -----------    -----------
                                                                                        7,871          6,725
- ------------------------------------------------------------------------------------------------------------
OTHER EXPENSES
Salaries and employee benefits................................................         13,779         13,135
Net occupancy expense.........................................................          2,957          2,681
Equipment expense.............................................................          1,470          1,526
FDIC assessment expense.......................................................            249          1,504
Special services..............................................................          1,544          1,363
Other.........................................................................          6,692          5,633
                                                                                  -----------    -----------
                                                                                       26,691         25,842
                                                                                  -----------    -----------
           Income Before Income Taxes.........................................         17,525         15,452
INCOME TAXES                                                                            4,805          3,797
                                                                                  -----------    -----------
           Net Income.........................................................    $    12,720    $    11,655
                                                                                  ===========    ===========
- ------------------------------------------------------------------------------------------------------------
PER-SHARE DATA

Net Income....................................................................          $0.39          $0.35
                                                                                  ===========    ===========

Cash dividends................................................................         $0.155         $0.132
                                                                                  ===========    ===========

Weighted average shares outstanding...........................................     32,908,988     32,948,606
                                                                                  ===========    ===========


See notes to consolidated financial statements.


Fulton Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
- ------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                    Three Months Ended
                                                                                              March 31
                                                                                          1996          1995
- ------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                           $ 12,720      $ 11,655
 ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES
   Provision for loan losses                                                               676           680
   Depreciation and amortization of premises and
    equipment                                                                            1,384         1,329
   Net amortization of investment security premiums                                         67           926
   Gain on sale of investment securities                                                (1,031)         (280)
   Decrease (increase) in mortgage loans held for sale                                     113          (598)
   Amortization of intangible assets                                                       367           379
   Decrease (increase) in accrued interest receivable                                      436          (395)
   Decrease (increase) in other assets                                                   4,597        (2,808)
   Increase in accrued interest payable                                                  2,032         5,389
   (Decrease) increase in other liabilities                                             (2,173)        2,320
                                                                                      --------      --------
       Total adjustments                                                                 6,468         6,942
                                                                                      --------      --------
       Net cash provided by operating activities                                        19,188        18,597
                                                                                      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities available for sale                                 38,109         3,120
   Proceeds from maturities of securities held to
    maturity                                                                            79,835        44,494
   Proceeds from maturities of securities available for
    sale                                                                                 4,544         7,545
   Purchase of securities held to maturity                                             (86,872)       (7,148)
   Purchase of securities available for sale                                           (80,555)      (18,704)
   Decrease (increase) in short-term investments                                         1,660       (25,566)
   Net (increase) decrease in loans                                                    (39,810)        8,673
   Purchase of premises and equipment                                                   (2,975)       (1,598)
                                                                                      --------      --------
       Net cash (used in) provided by investing activities                             (86,064)       10,816
                                                                                      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) increase in noninterest-bearing
    deposits                                                                              (837)       11,057
   Net increase in interest-bearing deposits                                            52,613        46,854
   Addition to long-term debt                                                                -         1,058
   Repayment of long-term debt                                                          (5,938)            -
   Increase (decrease) in short-term borrowings                                         27,407       (83,699)
   Dividends paid                                                                       (4,827)       (4,365)
   Net proceeds from issuance of common stock                                            1,124           451
   Acquisition of treasury stock                                                        (1,217)         (460)
                                                                                      --------      --------
           Net cash provided by financing activities                                    68,325       (29,104)
                                                                                      --------      --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                1,449           309
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       152,143       156,705
                                                                                      --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $153,592      $157,014
                                                                                      ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
    Interest                                                                          $ 25,781      $ 19,860
    Income taxes                                                                             -             -

See notes to consolidated financial statements.

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-O1 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

NOTE B - Net Income Per Share

Net income per share is computed on the basis of the weighted average number of common shares outstanding.

NOTE C - Stock Dividend

The Board of Directors declared a 10% stock dividend on March 19, 1996 payable May 31, 1996 to shareholders of record as of May 2, 1996. All share and per-share information has been restated to reflect the effect of this stock dividend. This stock dividend has been recorded in the consolidated balance sheet as of March 31, 1996.

NOTE D - Acquisitions

On February 29, 1996, the Corporation completed the previously announced acquisition of Gloucester County Bankshares, Inc. (Gloucester County). As provided under the terms of the merger agreement, Gloucester County was merged with and into the Corporation and each of the outstanding shares of Gloucester County common stock was converted into 1.58 shares of the common stock of the Corporation.

The Corporation issued approximately 1.6 million shares of its common stock in connection with the merger. The transaction was accounted for as a pooling of interests and all financial statements and financial information contained herein have been restated to include the amounts and results of operations of Gloucester County for all periods presented.

Gloucester County is headquartered in Woodbury, New Jersey and operates six branch offices through its wholly-owned subsidiary, The Bank of Gloucester County, which has approximately $200 million in total assets.

The following sets forth selected unaudited financial data for the Corporation and Gloucester County for the two-months ended February 29, 1996:


                              Fulton
                             Financial   Gloucester
                            Corporation    County
                            -----------  ----------

Net interest income          $22,575      $1,723
Other income                   5,261         186
                              ------       -----
   Total income              $27,836      $1,909
                              ======       =====

     Net income              $ 7,696      $  552
                              ======       =====

The effect of the merger on the Corporation's previously reported revenues, net income, and net income per share for the quarter ended March 31, 1995 follows:



                              Fulton
                             Financial      Gloucester
                            Corporation       County         Restated
                            -----------       ------         --------

Net interest income          $33,003        $  2,246         $35,249
Other income                   6,515             210           6,725
                              ------          ------          ------
  Total income               $39,518        $  2,456         $41,974
                              ======          ======          ======

Net income                   $11,034        $    621         $11,655
                              ======          ======          ======
Net income per share         $   .35        $    .58         $   .35
                              ======          ======          ======

NOTE E - Adoption of New Accounting Standards

Accounting for Mortgage Servicing Rights
- ----------------------------------------

In May, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (Statement 122). This statement requires capitalization of the cost of the rights to service mortgage loans when originated mortgages are sold and servicing is retained, and for that cost to be amortized over the period of estimated net servicing income. In addition, the mortgage servicing rights must be periodically evaluated for impairment based on their fair value. Statement 122 was adopted prospectively on January 1, 1996. There has been no material financial statement impact as a result of the adoption of this statement.

Stock-Based Compensation
- ------------------------

In October, 1995, the FASB issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (Statement 123). This statement requires a fair value approach to valuing compensation expense associated with stock options and employee stock purchase plans. This statement encourages, but does not require, the use of this method for financial statement purposes. Companies that do not elect to adopt this statement for financial statement purposes are required to present pro-forma footnote disclosures of net income and earnings per share as if the fair value approach were used. Management intends to adopt the disclosure requirements of this statement only and, accordingly, there will be no impact on the consolidated financial statements other than additional disclosures. The disclosures will initially be required for the consolidated financial statements for the year ending December 31, 1996.

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

MERGER ACTIVITY
- ---------------

On February 29, 1996, the Corporation completed the previously announced acquisition of Gloucester County Bankshares, Inc. of Woodbury, New Jersey. As provided under the terms of the merger agreement, Gloucester County was merged with and into the Corporation and each of the outstanding shares of Gloucester County common stock was exchanged for 1.58 shares of the common stock of the Corporation. Approximately 1.6 million shares of common stock were issued in conjunction with the merger.

The transaction was accounted for as a pooling of interests. All of the financial information contained herein has been restated to reflect the financial condition and results of operations of Gloucester County.

In conjunction with the merger, Gloucester County's wholly-owned subsidiary, The Bank of Gloucester County, became the Corporation's ninth banking subsidiary.

RESULTS OF OPERATIONS
- ---------------------

Quarter ended March 31, 1996 versus Quarter ended March 31, 1995
- ----------------------------------------------------------------

Fulton Financial Corporation's net income for the first quarter of 1996 increased $1.1 million, or 9.1%, in comparison to the net income for the same quarter in 1995. This increase is attributable to increases in both interest and non-interest income, partially offset by increases in non-interest expenses and income taxes.

Net Interest Income
- -------------------

Net interest income increased $1.8 million, or 5.0%, during the quarter. Overall, this increase was a result of continued growth in the Corporation's balance sheet while maintaining a stable net interest margin. The following tables summarize the components of this increase as well as the changes in average interest-earning assets and interest-bearing liabilities and the average interest rates thereon. All dollar amounts are in thousands.


                                                 Change
                                              -------------
                             1996     1995       $        %
                             ----     ----       -        -

Interest income           $64,834  $60,499     $4,335     7.2
Interest expense           27,813   25,250      2,563    10.2
                           ------   ------      -----

Net interest income       $37,021  $35,249     $1,772     5.0
                           ======   ======      =====


                                         1996          1995      % Change
                                         ----          ----      --------

Average interest-earning assets      $3,231,000     $3,058,000        5.7%
Yield on earning assets                    8.03%          7.91%       1.5%

Average interest-bearing
  liabilities                        $2,674,000     $2,561,000        4.4%
Cost of interest-bearing
  liabilities                              4.16%          3.94%       5.6%

The 7.2% increase in interest income is due primarily to an increase in average interest-earning assets during the period, coupled with a small increase in yield. Loan growth has been generated primarily by fixed rate mortgages (92.3 million, or 40.0%, increase), consumer installment loans ($62.9 million, or 14.0%) and adjustable rate mortgages ($31.1 million, or 12.9%). In general, loan growth is a result of relatively low interest rates during the past year.

The increase in interest expense is a result of increases in both average interest-bearing liabilities as well as rates. Certificates of deposit have seen the most significant growth, primarily in the products with short term maturities ($74.8 million, or 23.3%, increase). This increase was due to the Corporation promoting short-term certificates of deposits with competitive yields. The overall rate increase for liabilities reflects the strong competition for customer deposits from both banks and non-banks in the Corporation's markets.

Provision and Allowance for Loan Losses
- ---------------------------------------

The provision for loan losses for the quarter ended March 31, 1996 was $676,000 compared to $680,000 for the same period of 1995. This provision represents 0.03% of average loans for each period and reflects the continued strong asset quality for the Corporation. The allowance for loan losses as a percentage of gross loans (net of unearned income) was 1.53% at March 31, 1996 and December 31, 1995.

The following table summarizes the Corporation's non-performing assets as of the indicated periods:


                                              Mar. 31      Dec. 31
                                               1996         1995
                                               ----         ----
                                             (Dollars in Thousands)

Nonaccrual loans                              $11,182      $12,796
90 days past due loans and accruing            10,806        7,928
Other real estate owned                         1,983        1,737
                                               ------       ------
    Total non-performing assets               $23,971      $22,461
                                               ======       ======

Non-performing assets/Total assets                .67%         .64%
Non-performing assets/Gross loans                 .95%         .90%


Other Income
- ------------

Other income for the quarter ended March 31, 1996 was $7.9 million. This result was an increase of $1.1 million, or 17.0%, over the comparable period in 1995. Of this increase, $751,000 was due to higher gains on sales of investment securities. Management constantly monitors the Corporation's available for sale investments and makes periodic sale decisions based on current and expected market conditions. In the first quarter of 1996, certain investments were sold as a result of Management's assessment of market conditions.

Service charges on deposits increased $426,000, or 16.8%, in the first quarter of 1996 as compared to the first quarter of 1995. This increase reflects the growth in the Corporation's deposits over the past year as well as changes in fee strategies at some of the Corporation's affiliate banks.

Other Expenses
- --------------

Total other expenses for the first quarter of 1996 increased $849,000, or 3.3%, to $26.7 million from $25.8 in the comparable period from 1995. The most significant change in other expenses was a decline of $1.3 million, or 82.2%, in Federal Deposit Insurance Corporation (FDIC) premiums.

Adjusting for this one-time FDIC benefit, total other expenses increased $2.1 million, or 8.1%. Overall, this increase is consistent with the growth of the Corporation. Most categories of other expense have experienced increases consistent with the growth of the organization, rather than as a result of individually significant factors. Salaries and employee benefits ($644,000, or 4.9%, increase); net occupancy expenses ($276,000, or 10.3%); and special services ($181,000, or 13.3%) have increased as a result of additional employees, facilities, and customers.

Other expenses were $6.7 million compared to $5.6 million for the same period in 1995. This $1.1 million, or 18.8%, increase is primarily a result of advertising ($178,000, or 29.1%, increase); and loan expenses ($125,000, or 43.8% increase).

Income Taxes
- ------------

Income tax expense for the quarter was $4.8 million as compared to $3.8 million for the comparable period in 1995. This $1.0 million, or 26.5%, increase was due to higher pre-tax income as well as an increase in the Corporation's effective tax rate from 24.4% in 1995 to 27.4% in the current year. The effective rate has increased primarily as a result of a reduction in the Corporation's investments in tax-free municipal bonds and an increase in pre-tax income.

FINANCIAL CONDITION
- -------------------

At March 31, 1996, the Corporation had total assets of $3.6 billion, reflecting an increase of $46.0 million, or 1.3%, over December 31, 1995. In general, this growth is a result of an increase in loans.

Loans, net of unearned income and the allowance for loan losses, increased $39.1 million, or 1.6%, million to $2.5 billion. This increase was attributable primarily to fixed rate mortgage and commercial loans added during the quarter as interest rates remained low. Additional funds of approximately $20.0 million were invested in investment securities.

The funding for asset growth has been provided by increases in deposits of $51.8 million, or 1.8%. Deposit growth has been realized primarily in short-term CD products, which increased $47.7 million during the period. This increase was primarily a result of special promotions on such CD's.

Liquidity and Interest Rate Sensitivity Management
- --------------------------------------------------

The goals of the Corporation's asset/liability management function are to ensure adequate liquidity while maintaining an appropriate balance between relative sensitivity of interest-earning assets and interest-bearing liabilities.

Adequate liquidity is provided by cash, short-term investments, securities available for sale and scheduled payments and maturities of loans receivable and securities held to maturity. Liquidity is also provided by deposits and short-term borrowings.

While the interest rate sensitivity gap (the difference between repricing opportunities available for interest-earning assets and interest-bearing liabilities) must be managed over all periods, the Corporation focuses on the six-month period as the key interval affecting net interest income. This shorter period is monitored as a large percentage of the Corporation's assets and liabilities reprice within this period. In addition, short-term rate swings can be more pronounced and provide a shorter time for reaction and strategy adjustment.

The following table shows the interest sensitivity gaps for four different time intervals as of March 31, 1996:


                       Daily              0-90        91-180       181-365
                       Adjustable         Days         Days         Days
                       ---------------------------------------------------

GAP                     1.14               .78          .80          .99

CUMULATIVE GAP          1.14              1.01          .96          .97

The Corporation's policy provides for the six-month gap position to be maintained between .85 and 1.15. The Corporation was positioned within this range throughout the first quarter of 1996.

Capital Resources
- -----------------

The capital resources of the Corporation, as represented by the two major components of regulatory capital, shareholders' equity and the allowance for loan losses, have continued to grow during 1996, increasing 1.6% and 1.4%, respectively. Shareholders' equity growth is a result of net income, net of dividends. The allowance growth is a result of provisions exceeding charge-offs.

Current capital guidelines measure the adequacy of a bank holding company's capital by taking into consideration the differences in risk associated with holding various types of assets as well as exposure to off-balance sheet commitments. The guidelines call for a minimum risk-based Tier I capital percentage of 4.0% and a minimum risk-based total capital of 8.0%. Tier I capital includes common shareholders' equity less goodwill and non-qualified intangible assets. Total capital includes all Tier I capital components plus the allowance for loan losses.

The Corporation is also subject to a "leverage capital" requirement, which compares capital (using the definition of Tier I capital) to total balance sheet assets and is intended to supplement the risk based capital ratios in measuring capital adequacy. The minimum acceptable leverage capital ratio is 3% for institutions which are highly-rated in terms of safety and soundness and which are not experiencing or anticipating any significant growth. Other institutions are expected to maintain capital levels at least one or two percent above the minimum.

As of March 31, 1996, the Corporation's capital ratios exceeded all of the minimum ratios as set forth above.

As a result of the 10% stock dividend declared on March 19, 1996, approximately $48.9 million of the Corporation's capital was transferred from retained earnings to common stock and capital surplus.

                         PART II     OTHER INFORMATION


Item 4. Results of Votes of Security Holders
        ------------------------------------

      The annual meeting of the shareholders of Fulton Financial Corporation was held on May 2, 1996. There were 29,963,547 shares of stock outstanding and entitled to vote. All seven nominees listed in the proxy statement were elected directors of the Corporation for the term stated by a vote of at least 24,153,247 shares.

      At the same meeting, the shareholders approved an Incentive Option Plan by a vote of 21,198,061 for, 1,060,625 against and 744,727 abstentions.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a) Exhibits -- The following is a list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report:

         (1) Articles of incorporation as amended on April 13, 1990 and Bylaws of Fulton Financial Corporation as amended on April 17, 1990 - incorporated by reference from Exhibits 19(a) and 19(b) of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1990.

         (2) Instruments defining the right of securities holders, including indentures:

               (a) Rights Agreement dated June 20, 1989 between Fulton Financial Corporation and Fulton Bank --Incorporated by reference to Exhibit 1 of the Fulton Financial Corporation Current Report on Form 8-K dated June 21, 1989.

          (3) Material Contracts - Executive Compensation
              Agreements and Plans:

               (a) Severance Agreements entered into as of April 17, 1984 and as of May 17,1988 between Fulton Financial Corporation and the following executive officers: Robert D. Garner, Rufus A. Fulton, Jr., James K. Sperry and R. Scott Smith, Jr. - Incorporated by reference from Exhibit 28 (a) of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1990.

               (b) Incentive Stock Option Plan adopted September 19, 1995-- Incorporated by reference from Exhibit A of Fulton Financial Corporation's 1996 Proxy Statement.

               (c) Severance Agreement entered into as of November 19, 1992 between Fulton Financial Corporation and Charles J. Nugent, Executive Vice President and Chief Financial Officer, incorporated by reference from Exhibit 10 (c) to the Fulton Financial Corporation Annual Report on Form 10-K for the year ended December 31, 1992.

          (4)  Financial Data Schedule - March 31, 1996

     (b)  Reports on Form 8-K:

               (1) Form 8-K dated February 29, 1996 reporting consummation of the Corporation's merger with Gloucester County Bankshares, Inc.

               (2) Form 8-K dated April 16, 1996 reporting results of combined operations of Fulton Financial Corporation and Gloucester County Bankshares, Inc.

                 FULTON FINANCIAL CORPORATION AND SUBSIDIARIES


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         FULTON FINANCIAL CORPORATION



Date  May 9, 1996                        /s/ Rufus A. Fulton, Jr.
    ---------------------                ----------------------------
                                         Rufus A. Fulton, Jr.
                                         President and Chief
                                         Executive Officer


Date  May 9, 1996                        /s/ Charles J. Nugent
    ---------------------                ----------------------------
                                         Charles J. Nugent
                                         Executive Vice President;
                                         Chief Financial Officer

                                 EXHIBIT INDEX

                          Exhibits Required Pursuant
                         to Item 601 of Regulation S-K
                         -----------------------------

3. Articles of Incorporation as amended on April 30, 1990, and Bylaws of Fulton Financial Corporation as amended on April 17, 1990 -Incorporated by reference from Exhibits 19(a) and 19(b) of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1990.

4.  Instruments defining the rights
    of security holders, including
    indentures.

      (a)  Rights Agreement dated June 20, 1989 between  Fulton
           Financial Corporation and   Fulton  Bank - Incorporated
           by reference to Exhibit 1 of the Fulton Financial
           Corporation Current Report on Form 8-K dated June 21, 1989.

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

      (b) Incentive Stock Option Plan adopted September 19, 1995 - Incorporated by reference from Exhibit A of Fulton Financial Corporation's 1996 Proxy Statement.

      (c) Severance Agreement entered into as of November 19, 1992 between Fulton Financial Corporation and Charles J. Nugent, Executive Vice President and Chief Financial Officer, filed as
           Exhibit 10(c) to the Fulton Financial Corporation Annual Report on Form 10-K for the year ended December 31, 1992.

27.  Financial data schedule - March 31, 1996