Form 10-Q
period 1996-06-30
FULTON FINANCIAL CORP
filed 1996-08-12
CIK 700564

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20459
                                   FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE   ACT OF 1934

For the quarterly period ended          June 30, 1996          , OR
                               ------------------------------


[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE   ACT OF 1934

For the transition period from ______________to______________


                          Commission File No.  0-10587
                                             ---------


                          FULTON FINANCIAL CORPORATION
         ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                             23-2195389
         ------------------------------------------------------------
             (State or other jurisdiction of     (I.R.S. Employer
            incorporation or organization)      Identification No.)

         One Penn Square, P.O. Box 4887 Lancaster, Pennsylvania  17604
         -------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)


                                (717) 291-2411
         ------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Common Stock,   $2.50  Par Value -- 32,969,990 shares outstanding as of
 ------------------------------------------------------------------------------
                              July 25, 1996.
                              -------------

                 FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996



                                    INDEX
                                    -----

 Description                                                         Page
- -------------                                                        ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

(a)      Consolidated Balance Sheets -
         June 30, 1996 and December 31, 1995                          3
(b)      Consolidated Statements of Income -
         Three and Six months ended June 30, 1996 and 1995            4
(c)      Consolidated Statements of Cash Flows -
         Six months ended June 30, 1996 and 1995                      5

(d)      Notes to Consolidated Financial Statements - June 30, 1996   6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                             14


SIGNATURES                                                            15



FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)
- ------------------------------------------------------------------------------------------------------------------------
                                                                                   June 30                  December 31
                                                                                    1996                       1995
                                                                            ---------------------------------------------
Assets
- -------------------------------------------------------------------------------------------------------------------------
Cash and due from banks...................................................        $     161,277               $   152,143
Interest-bearing deposits with other banks................................                2,588                     4,425
Mortgage loans held for sale..............................................                  969                       613
Investment securities:
 Held to maturity (Fair value- $454,095 in 1996 and $506,359 in 1995).....              454,667                   503,926
 Available for sale.......................................................              304,160                   256,380

Loans.....................................................................            2,636,911                 2,502,033
 Less:  Allowance for loan losses.........................................              (39,053)                  (38,272)
    Unearned income.......................................................               (7,574)                   (8,711)
                                                                            -------------------        ------------------
       Net Loans..........................................................            2,590,284                 2,455,050
                                                                            -------------------        ------------------

Premises and equipment....................................................               49,817                    47,606
Accrued interest receivable...............................................               24,995                    25,275
Other assets..............................................................               75,712                    79,150
                                                                            -------------------        ------------------

       Total Assets.......................................................        $   3,664,469               $ 3,524,568
                                                                            ===================        ==================
- -------------------------------------------------------------------------------------------------------------------------
Liabilities
- -------------------------------------------------------------------------------------------------------------------------
Deposits:
 Noninterest-bearing......................................................        $     456,158               $   427,384
 Interest-bearing.........................................................            2,546,998                 2,487,885
                                                                            -------------------        ------------------
       Total Deposits.....................................................            3,003,156                 2,915,269
                                                                            -------------------        ------------------
 Short-term borrowings:
 Federal funds purchased and securities sold under
       agreements to repurchase...........................................              204,909                   126,372
 Demand notes of U.S. Treasury............................................                5,000                     5,058
                                                                            -------------------        ------------------
       Total Short-Term Borrowings........................................              209,909                   131,430
                                                                            -------------------        ------------------

Accrued interest payable..................................................               20,400                    19,357
Other liabilities.........................................................               43,794                    69,809
Long-term debt............................................................               21,335                    34,689
                                                                            -------------------        ------------------
       Total Liabilities..................................................            3,298,594                 3,170,554
                                                                            -------------------        ------------------
Shareholders' Equity
- -------------------------------------------------------------------------------------------------------------------------
Common stock ($2.50 par)..................................................
 Shares:  Authorized 100,000,000..........................................
     Issued 32,968,076 (32,955,130 in 1995)...............................
     Outstanding 32,965,126 (32,843,784 in 1995)..........................               82,421                    74,907
Capital surplus...........................................................              220,758                   174,023
Retained earnings.........................................................               57,444                    98,746
Net unrealized holding gains  on securities available for sale............                5,311                     8,526
Less: Treasury stock (2,950 shares in 1996 and 111,346 shares in 1995)....                  (59)                   (2,188)
                                                                            -------------------        ------------------
       Total Shareholders' Equity.........................................              365,875                   354,014
                                                                            -------------------        ------------------

       Total Liabilities and Shareholders' Equity.........................        $   3,664,469               $ 3,524,568
                                                                            ===================        ==================

- -------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements


FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
- -------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)

                                                  Three Months Ended June 30                  Six Months Ended June 3
                                               ---------------------------------------------------------------------------
                                                 1996                  1995              1996                       1995
- --------------------------------------------------------------------------------------------------------------------------
Interest Income
- -------------------------------------------------------------------------------------------------------------------------
Loans, including fees..................    $    55,076           $    52,079        $   109,334               $   103,016
Investment securities:.................
 Taxable...............................          9,737                 7,538             18,725                    15,006
 Tax-exempt............................            820                 1,253              1,715                     2,571
 Dividends.............................            482                   518                981                       992
Federal funds sold.....................              2                   763                141                     1,002
Interest-bearing deposits with other
 banks.................................             34                    67                 89                       130
                                        --------------       ---------------      -------------        ------------------
        Total Interest Income..........         66,151                62,218            130,985                   122,717

Interest Expense
- -------------------------------------------------------------------------------------------------------------------------

Deposits...............................         25,601                24,807             51,274                    47,654
Short-term borrowings..................          1,819                 1,343              3,416                     3,287
Long-term debt.........................            458                   437              1,001                       896
                                        --------------       ---------------      -------------        ------------------
       Total Interest Expense..........         27,878                26,587             55,691                    51,837

       Net Interest Income.............         38,273                35,631             75,294                    70,880
Provision for Loan Losses..............            965                   653              1,641                     1,333
                                        --------------       ---------------      -------------        ------------------
       Net Interest Income After
         Provision for Loan Losses.....         37,308                34,978             73,653                    69,547
                                        --------------       ---------------      -------------        ------------------

Other Income
- -------------------------------------------------------------------------------------------------------------------------
Trust department.......................          1,914                 1,850              3,817                     3,722
Service charges on deposit accounts....          3,198                 2,602              6,161                     5,139
Other service charges and fees.........          1,733                 1,835              3,444                     3,540
Gain on sale of mortgage loans.........            158                   328                421                       659
Investment securities gains............            508                   739              1,539                     1,019
                                        --------------       ---------------      -------------        ------------------
                                                 7,511                 7,354             15,382                    14,079

Other Expenses
- -------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits.........         13,912                13,460             27,691                    26,595
Net occupancy expense..................          2,772                 2,632              5,729                     5,313
Equipment expense......................          1,420                 1,562              2,890                     3,088
FDIC assessment expense................            239                 1,474                488                     2,978
Special services.......................          1,591                 1,409              3,135                     2,772
Other..................................          6,478                 5,658             12,721                    10,869
                                        --------------       ---------------      -------------        ------------------
                                                26,412                26,195             52,654                    51,615

       Income Before Income Taxes......         18,407                16,137             36,381                    32,011
Income Taxes...........................          5,372                 4,440             10,625                     8,660
                                        --------------       ---------------      -------------        ------------------

       Net Income......................    $    13,035           $    11,697        $    25,756               $    23,351
                                        ==============       ===============      =============        ==================

- -------------------------------------------------------------------------------------------------------------------------
Per-Share Data:
Net income.............................          $0.40                 $0.36              $0.78                     $0.71
Cash dividends.........................         $0.170                $0.142             $0.325                    $0.274
Weighted average shares outstanding....     32,952,444            32,938,795         32,922,089                32,941,687

- -------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements


FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
- -------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
                                                                                                Six Months Ended
                                                                                                    June 30
                                                                                          ---------------------------
                                                                                           1996                  1995
- -------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net income...............................................................        $    25,756               $    23,351

   Adjustments to Reconcile Net Income to Net Cash Provided by Operating
    Activities:
   Provision for loan losses................................................              1,641                     1,333
   Depreciation and amortization of premises and equipment..................              2,652                     2,732
   Net amortization of investment security premiums.........................                254                     1,189
   Gain on sale of investment securities....................................             (1,539)                   (1,019)
   (Increase) decrease in mortgage loans held for sale......................               (356)                      408
   Amortization of intangible assets........................................                733                       774
   Decrease (increase) in accrued interest receivable.......................                280                    (1,596)
   Decrease (increase) in other assets......................................              3,988                    (3,858)
   Increase in accrued interest payable.....................................              1,043                     6,930
  (Decrease ) increase in other liabilities.................................             (3,170)                    3,549
                                                                               ----------------           ---------------
     Total  adjustments.....................................................              5,526                    10,442
                                                                               ----------------           ---------------
      Net cash provided by operating activities.............................             31,282                    33,793
                                                                               ----------------           ---------------

Cash Flows from Investing Activities:
   Proceeds from sales of securities available for sale.....................             39,200                     4,351
   Proceeds from maturities of securities held to maturity..................            122,155                   101,522
   Proceeds from maturities of securities available for sale................             14,959                    21,738
   Purchase of securities held to maturity..................................            (96,924)                  (66,970)
   Purchase of securities available for sale................................           (104,746)                  (41,437)
   Decrease (increase) in short-term investments............................              1,851                   (28,254)
   Net increase in loans....................................................           (136,875)                  (39,393)
   Purchase of premises and equipment.......................................             (4,863)                   (3,803)
                                                                               ----------------           ---------------
      Net cash used in investing activities.................................           (165,243)                  (52,246)
                                                                               ----------------           ---------------

Cash Flows from Financing Activities:
   Net increase in noninterest-bearing deposits.............................             28,774                    34,143
   Net increase in interest-bearing deposits................................             59,113                    82,143
   (Decrease) increase in long-term debt....................................            (13,354)                   11,303
   Increase (decrease) in short-term borrowings.............................             78,479                   (82,806)
   Dividends paid...........................................................             (9,915)                   (9,015)
   Net proceeds from issuance of common stock...............................              1,473                       649
   Cash paid in lieu of fractional shares...................................                (74)                      (61)
   Acquisition of treasury stock............................................             (1,387)                     (645)
                                                                               ----------------           ---------------
      Net cash provided by financing activities.............................            143,109                    35,711
                                                                               ----------------           ---------------

Net Increase in Cash and Cash Equivalents...................................              9,148                    17,258
Cash and Cash Equivalents at Beginning of Period............................            152,143                   156,705
                                                                               ----------------           ---------------
Cash and Cash Equivalents at End of Period..................................      $     161,291               $   173,963
                                                                               ================           ===============

Supplemental Disclosures of Cash Flow Information
   Cash paid during the period for:
      Interest                                                                    $      54,648               $    50,794
      Income taxes                                                                        8,139                     7,935


- -------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

NOTE B - Net Income Per Share

Net income per share is computed on the basis of the weighted average number of common shares outstanding.

NOTE C - Stock Dividend

The Board of Directors declared a 10% stock dividend on March 19, 1996 which was paid on May 31, 1996 to shareholders of record as of May 2, 1996. All share and per-share information has been restated to reflect the effect of this stock dividend.

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

Gloucester County is headquartered in Woodbury, New Jersey and operates six branch offices through its wholly-owned subsidiary, The Bank of Gloucester County, which had approximately $220 million in total assets as of June 30, 1996.

The following sets forth selected unaudited financial data for the Corporation and Gloucester County for the two-months ended February 29, 1996:


                                 Fulton     Gloucester
                                Financial     County
                               Corporation  Bankshares
                               -----------  ----------

        Net interest income        $22,575      $1,723
        Other income                 5,261         186
                                ----------   ---------

        Total income               $27,836      $1,909
                                ==========   =========

        Net income                 $ 7,696      $  552
                                 ==========   =========

The effect of the merger on the Corporation's previously reported revenues, net income, and net income per share for the three and six months ended June 30, 1995 follows:

Three months ended June 30, 1995:
- ---------------------------------


                                                  Fulton     Gloucester
                                                 Financial     County
                                                Corporation  Bankshares  Restated
                                                -----------  ----------  --------

             Net interest income                 $   33,202  $    2,429  $ 35,631
             Other income                             7,123         231     7,354
             Total income                        $   40,325  $    2,660  $ 42,985
                                                 ==========  ==========  ========

             Net income                          $   11,066  $      631  $ 11,697
                                                 ==========  ==========  ========

             Net income per share                $     0.35  $     0.65  $   0.36
                                                 ==========  ==========  ========

Six months ended June 30, 1995:
- ---------------------------------

                                                  Fulton     Gloucester
                                                 Financial     County
                                                Corporation  Bankshares  Restated
                                                -----------  ----------  --------
             Net interest income                 $   66,210  $    4,670  $ 70,880
             Other income                            13,638         441    14,079
             Total income                        $   79,848  $    5,111  $ 84,959
                                                 ==========  ==========  ========

             Net income                          $   22,099  $    1,252  $ 23,351
                                                 ==========  ==========  ========

             Net income per share                $     0.71  $     1.29  $   0.71
                                                 ==========  ==========  ========

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

RESULTS OF OPERATIONS
- ---------------------

Quarter ended June 30, 1996 versus Quarter ended June 30, 1995
- --------------------------------------------------------------

Fulton Financial Corporation's net income for the second quarter of 1996 increased $1.3 million, or 11.4%, in comparison to the net income for the same quarter in 1995. This increase is attributable primarily to increases in net
interest income as the Corporation continues to grow.   In addition, reductions
in certain expenses have favorably impacted  net income.

Net Interest Income
- -------------------

Net interest income increased $2.6 million, or 7.4%, during the second quarter. Overall, this increase was a result of continued growth in the Corporation's balance sheet while maintaining a stable net interest margin. The following tables summarize the components of this increase as well as the changes in average interest-earning assets and interest-bearing liabilities and the average interest rates thereon. All dollar amounts are in thousands.


                                                                Change
                                                       --------------------------
                                    1996         1995         Dollar       Percent
                                ------------  -----------  ------------    ----------

    Interest income                  $66,151   $   62,218    $    3,933          6.3%
    Interest expense                  27,878       26,587         1,291          4.9%
                                ------------  -----------  ------------    ----------

    Net interest income              $38,273   $   35,631    $    2,642          7.4%
                                ============  ===========  ============    ==========


                                              1996          1995        % Change
                                          -----------   -----------    ----------

    Average interest-earning assets        $3,328,000    $3,083,000          7.9%
    Yield on earning assets                      7.95%         8.07%        (1.5%)

    Average interest-bearing liabilities   $2,738,000    $2,559,000          7.0%
    Cost of interest-bearing liabilities         4.07%         4.16%        (2.2%)

The 6.3% increase in interest income was due primarily to an increase in average interest-earning assets during the period, partially offset by a small decrease in yield. Loan growth has been generated primarily by consumer installment loans ($85.7 million, or 18.5%, increase), and commercial mortgages ($55.3 million, or 19.6%). Consumer loans have grown as the Corporation has focused on strengthening its dealer programs. Commercial loan growth is a result of improved calling and marketing efforts.

The increase in interest expense was a result of an increase in average interest-bearing liabilities offset by a small decline in rates. Certificates of deposit have seen the most significant growth, primarily in the products with maturities of less than one year ($100.2 million, or 30.0%, increase). This increase was due to the Corporation promoting short-term certificates of deposits with competitive yields.

Provision and Allowance for Loan Losses
- ---------------------------------------

The provision for loan losses for the quarter ended June 30, 1996 was $965,000 compared to $653,000 for the same period of 1995. This provision reflects the continued strong asset quality for the Corporation. The allowance for loan losses as a percentage of gross loans (net of unearned income) was 1.48% at June 30, 1996 and 1.53% at December 31, 1995.

The following table summarizes the Corporation's non-performing assets as of the indicated periods:


                                                      June 30      Dec. 31
               (Dollars in thousands)                   1996         1995
                                                     ----------   ----------

               Nonaccrual loans                        $11,495      $12,796
               Loans 90 days past due and accruing       8,078        7,928
               Other real estate owned                   2,696        1,737
                                                     ----------   ----------
               Total non-performing assets             $22,269      $22,461
                                                     ==========   ==========

               Non-performing assets/Total assets         0.61%        0.64%
               Non-performing assets/Gross loans          0.85%        0.90%

Other Income
- ------------

Other income for the quarter ended June 30, 1996 was $7.5 million. This was an increase of $157,000 or 2.1%, over the comparable period in 1995. Of this increase, $596,000 was due to service charges on deposits, reflecting a higher deposit base and a change in the Corporation's fee structure, primarily for ATM transactions. This increase was offset by lower gains on mortgage sales as origination volumes declined during the period. In addition, fewer security sales transactions occurred during the second quarter.

Other Expenses
- --------------

Total other expenses for the second quarter of 1996 increased $217,000, or 0.8%, to $26.4 million from $26.2 million in the comparable period from 1995. The most significant change in other expenses was a decline of $1.2 million, or 83.8%, in Federal Deposit Insurance Corporation (FDIC) premiums as a result of a reduction in the assessment rate on deposits insured by the Bank Insurance Fund..

When FDIC premium expense is eliminated, total other expenses increased $1.5 million, or 5.9%. Overall, this increase is a result of the growth of the Corporation. Most categories of other expense have experienced increases consistent with the growth of the organization, rather than as a result of individually significant factors. Salaries and employee benefits ($452,000, or 3.4%, increase); net occupancy expenses ($140,000, or 5.3%); and special services ($182,000, or 12.9%) have increased as a result of additional employees, facilities, and customers.

Other expenses were $6.5 million compared to $5.7 million for the same period in 1995. This $820,000, or 14.5%, increase is a result of advertising ($223,000, or 31.6%, increase) and an increase of $320,000 in operating risk losses as the 1995 expense was offset by a significant recovery.

The Corporation has set efficiency goals for expenses and continues to investigate areas where cost savings can be realized.

Income Taxes
- ------------

Income tax expense for the quarter was $5.4 million as compared to $4.4 million for the comparable period in 1995. This $932,000, or 21.0%, increase was due to higher pre-tax income as well as an increase in the Corporation's effective tax rate from 27.5% in 1995 to 29.2% in the current year. The effective rate has increased primarily as a result of a reduction in the Corporation's investments in tax-free municipal bonds.

Six-months ended June 30, 1996 versus six months ended June 30, 1995
- --------------------------------------------------------------------

Fulton Financial Corporation's net income for the first six months of 1996 increased $2.4 million, or 10.3%, in comparison to the net income for the same period in 1995. As with the second quarter increase, the improvement in year-to-date earnings is primarily a result of net interest income growth. However, growth in non-interest income has also had an impact.

Net Interest Income
- -------------------

Net interest income increased $4.4 million, or 6.2%, during the first half of 1996. Overall, this increase was a result of continued growth in the Corporation's balance sheet coupled with a stable net interest margin. The following tables summarize the components of this increase as well as the changes in average interest-earning assets and interest-bearing liabilities and the average interest rates thereon. All dollar amounts are in thousands.


                                                                      Change
                                                             --------------------------
                                      1996        1995         Dollar         Percent
                                  ----------   ----------    ----------      ----------

        Interest income             $130,985   $  122,717    $    8,268          6.7%
        Interest expense              55,691       51,837         3,854          7.4%
                                  ----------   ----------    ----------      ----------

        Net interest income         $ 75,294   $   70,880    $    4,414          6.2%
                                 ===========   ==========    ==========      =========


                                                  1996          1995          % Change
                                              ------------   ------------     ---------

        Average interest-earning assets        $3,280,000    $3,070,000          6.8%
        Yield on earning assets                     7.99 %        7.99 %            -

        Average interest-bearing liabilities   $2,706,000    $2,560,000          5.7%
        Cost of interest-bearing liabilities        4.12 %        4.05 %         1.7%


The 6.7% increase in interest income was due to the growth in average interest-earning assets during the period. As noted in the second quarter discussion, loan growth has resulted mainly from consumer installment loans and commercial mortgages.

The increase in interest expense was a result of increases in both average interest-bearing liabilities and the cost of funds. Although the year-to-date cost of funds is higher in 1996 than 1995, this trend reversed during the second quarter as deposits have continued to reprice at lower rates. Certificates of deposit have seen the most significant growth, primarily in the products with short term maturities ($87.5 million, or 26.8%, increase). This increase was due to the Corporation promoting short-term certificates of deposits with competitive yields.

Provision and Allowance for Loan Losses
- ---------------------------------------

The provision for loan losses for the six months ended June 30, 1996 was $1.6 million compared to $1.3 million for the same period of 1995. This provision increase is due mainly to the growth in the loan portfolio. The Corporation continues to maintain a high quality loan portfolio.

Other Income
- ------------

Other income for the six months ended June 30, 1996 was $15.4 million. This result was an increase of $1.3 million, or 9.3%, over the comparable period in 1995. Of this increase, $520,000 was due to higher gains on sales of available for sale securities. Management monitors the Corporation's available for sale securities and makes periodic sale decisions based on current and expected market conditions. During the first six months of 1996, certain investments were sold as a result of management's assessment of market conditions.

Service charges on deposits increased $1.0 million, or 19.9%, in the first six months of 1996 as compared to the first six months of 1995. This increase reflects the growth in the Corporation's deposits over the past year as well as changes in fee strategies.

Other Expenses
- --------------

Total other expenses for the first six months of 1996 increased $1.0 million, or 2.0%, to $52.7 million from $51.6 in the comparable period from 1995. The most significant change in other expenses was a decline of $2.5 million, or 83.6%, in Federal Deposit Insurance Corporation (FDIC) premiums.

Adjusting for the FDIC benefit, total other expenses increased $3.5 million, or 7.3%. Most categories of other expense have experienced increases consistent with the growth of the organization, rather than as a result of individually significant factors. Salaries and employee benefits ($1.1 million, or 4.1%, increase); net occupancy expenses ($416,000, or 7.8%); and special services ($363,000, or 13.1%) have increased as a result of additional employees, facilities, and customers.

Other expenses were $12.7 million compared to $10.9 million for the same period in 1995. This $1.9 million, or 17.0%, increase is primarily a result of advertising ($402,000, or 30.4%, increase); loan expenses ($361,000, or 57.5% increase), and operating risk losses ($494,000 increase).

Income Taxes
- ------------

Income tax expense for the six months ended June 30, 1996 was $10.6 million as compared to $8.7 million for the comparable period in 1995. This $2.0 million, or 22.7%, increase was due to higher pre-tax income as well as an increase in the Corporation's effective tax rate from 27.1% in 1995 to 29.2% in the current year. The effective rate has increased primarily as a result of a reduction in the Corporation's investments in tax-free municipal bonds and an increase in pre-tax income.

FINANCIAL CONDITION
- -------------------

At June 30, 1996, the Corporation had total assets of $3.7 billion, reflecting an increase of $139.9 million, or 4.0%, over December 31, 1995. In general, this growth is a result of an increase in loans.

Loans, net of unearned income and the allowance for loan losses, increased $135.2 million, or 5.5%, to $2.6 billion. This increase was attributable primarily to installment loans ($85.7 million or 18.5%) as several banking affiliates initiated or expanded on auto lending through dealer programs. In addition, commercial loans have grown $48.9 million, or 13.2%.

The funding for asset growth has been provided by increases in deposits of $87.9 million, or 3.0% and short-term borrowings ($78.5 million, or 59.7% increase). Deposit growth has been realized primarily in short-term CD products, which increased $65.5 million during the period. This increase was primarily a result of special promotions on such CD's.

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

The following table shows the interest sensitivity gaps for four different time intervals as of June 30, 1996:

                    Daily     0-90  91-180  181-365
                  Adjustable  Days   Days    Days
                  ----------  ----  ------  -------

Period gap          1.05      0.89    0.73   1.20

Cumulative gap      1.05      0.99    0.94   0.99

The Corporation's policy provides for the six-month gap position to be maintained between 0.85 and 1.15. The Corporation was positioned within this range throughout the first six months of 1996.

Capital Resources
- -----------------

The capital resources of the Corporation, as represented by the two major components of regulatory capital, shareholders' equity and the allowance for loan losses, have continued to grow during 1996, increasing 3.4% and 2.0%, respectively. Shareholders' equity growth is primarily a result of net income, net of dividends. The allowance growth is a result of provisions exceeding charge-offs.

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

As of June 30, 1996, the Corporation's capital ratios exceeded all of the minimum ratios as set forth above.

As a result of the 10% stock dividend paid on May 31, 1996, approximately $56.3 million of the Corporation's capital was transferred from retained earnings to common stock and capital surplus.

                         PART II -- OTHER INFORMATION
                         ----------------------------

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

            (4) Financial Data Schedule - June 30, 1996

       (b)  Reports on Form 8-K:

            (1) Form 8-K dated April 16, 1996 reporting results of combined operations of Fulton Financial Corporation and Gloucester County Bankshares, Inc.

                 FULTON FINANCIAL CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FULTON FINANCIAL CORPORATION



     Date:  August 9, 1996                /s/ Rufus A. Fulton, Jr.
            --------------------         --------------------------------
                                         Rufus A. Fulton, Jr.
                                         President and Chief Executive
                                         Officer


     Date:  August 9, 1996               /s/ Betsy Chivinski
            --------------------         ----------------------------------
                                         Betsy Chivinski
                                         Senior Vice President-Controller

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

     27.  Financial data schedule - June 30, 1996