Form 10-Q
period 1996-09-30
FULTON FINANCIAL CORP
filed 1996-11-01
CIK 700564

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1996, or
                                     ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to __________________

                           Commission File No. 0-10587
                                              --------


                          FULTON FINANCIAL CORPORATION
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    PENNSYLVANIA                  23-2195389
      ---------------------------------------------------------------------
           (State or other jurisdiction of     (I.R.S. Employer
           incorporation or organization)      Identification No.)


      One Penn Square, P.O. Box 4887 Lancaster, Pennsylvania       17604
      ---------------------------------------------------------------------
           (Address of principal executive offices)              (Zip Code)

                                 (717) 291-2411
      ---------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Common Stock, $2.50 Par Value -- 32,989,828 shares outstanding
        --------------------------------------------------------------
                            as of October 25, 1996.
                            ----------------------

                  FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX
                                     -----

Description                                                               Page
-----------                                                               ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

(a)      Consolidated Balance Sheets -
         September 30, 1996 and December 31, 1995..........................  3

(b)      Consolidated Statements of Income -
         Three and Nine Months Ended September 30, 1996 and 1995...........  4

(c)      Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1996 and 1995.....................  5

(d)      Notes to Consolidated Financial Statements - September 30, 1996...  6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation..........................................  9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................. 15


SIGNATURES................................................................. 16

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
(Dollars in thousands)

                                                 September 30       December 31
                                                     1996               1995
                                                 -------------------------------
Assets
--------------------------------------------------------------------------------
Cash and due from banks ......................     $   190,897      $   152,143
Interest-bearing deposits with other banks ...           2,056            4,425
Mortgage loans held for sale .................             510              613
Investment securities:
   Held to maturity (Fair value- $413,133
    in 1996 and $506,359 in 1995) ............         415,349          503,926
   Available for sale ........................         321,046          256,380

Loans ........................................       2,708,702        2,502,033
   Less:   Allowance for loan losses .........         (40,519)         (38,272)
           Unearned income ...................          (7,280)          (8,711)
                                                 --------------    -------------
               Net Loans .....................       2,660,903        2,455,050
                                                 --------------    -------------

Premises and equipment .......................          51,037           47,606
Accrued interest receivable ..................          24,198           25,275
Other assets .................................          78,667           79,150
                                                 --------------    -------------

               Total Assets ..................     $ 3,744,663      $ 3,524,568
                                                 ==============    =============
--------------------------------------------------------------------------------
Liabilities
--------------------------------------------------------------------------------
Deposits:
   Noninterest-bearing .......................     $   474,541      $   427,384
   Interest-bearing ..........................       2,579,110        2,487,885
                                                 --------------    -------------
               Total Deposits ................       3,053,651        2,915,269
                                                 --------------    -------------
Short-term borrowings:
   Federal funds purchased and securities
    sold under agreements to repurchase ......         225,173          126,372
   Demand notes of U.S. Treasury .............           5,000            5,058
                                                 --------------    -------------
               Total Short-Term Borrowings ...         230,173          131,430
                                                 --------------    -------------
Accrued interest payable .....................          24,330           19,357
Other liabilities ............................          40,935           69,809
Long-term debt ...............................          21,074           34,689
                                                 --------------    -------------
               Total Liabilities .............       3,370,163        3,170,554
                                                 --------------    -------------

Shareholders' Equity
--------------------------------------------------------------------------------
Common stock ($2.50 par)
   Shares: Authorized 100,000,000
           Issued 32,985,637 (32,955,130
            in 1995)
           Outstanding 32,980,497
            (32,843,784 in 1995) .............          82,465           74,907
Capital surplus ..............................         220,977          174,023
Retained earnings ............................          64,428           98,746
Net unrealized holding gains on securities
 available for sale ..........................           6,729            8,526
Less: Treasury stock (5,140 shares in 1996
 and 111,346 shares in 1995) .................             (99)          (2,188)
                                                 --------------    -------------
               Total Shareholders' Equity ....         374,500          354,014
                                                 --------------    -------------
               Total Liabilities and
                Shareholders' Equity .........     $ 3,744,663      $ 3,524,568
                                                 ==============    =============
--------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)

                                                                       Three Months Ended                    Nine Months Ended
                                                                          September 30                          September 30
                                                                  -----------------------------------------------------------------
                                                                     1996               1995               1996            1995
-----------------------------------------------------------------------------------------------------------------------------------
Interest Income
-----------------------------------------------------------------------------------------------------------------------------------

Loans, including fees .....................................      $    57,382        $    53,300         $   166,716    $   156,316
Investment securities:
     Taxable ..............................................            9,413              8,301              28,138         23,307
     Tax-exempt ...........................................              812              1,159               2,527          3,730
     Dividends ............................................              510                500               1,491          1,492
Federal funds sold ........................................               13                538                 154          1,540
Interest-bearing deposits with other banks ................               35                 65                 124            195
                                                                -------------      -------------       -------------  -------------
                         Total Interest Income ............           68,165             63,863             199,150        186,580

Interest Expense
-----------------------------------------------------------------------------------------------------------------------------------

Deposits ..................................................           25,858             25,591              77,132         73,245
Short-term borrowings .....................................            2,409              1,464               5,825          4,751
Long-term debt ............................................              333                608               1,334          1,504
                                                                -------------      -------------       -------------  -------------
                         Total Interest Expense ...........           28,600             27,663              84,291         79,500

                         Net Interest Income ..............           39,565             36,200             114,859        107,080
Provision for Loan Losses .................................            1,153                688               2,794          2,021
                                                                -------------      -------------       -------------  -------------
                         Net Interest Income After
                             Provision for Loan Losses ....           38,412             35,512             112,065        105,059
                                                                -------------      -------------       -------------  -------------

Other Income
-----------------------------------------------------------------------------------------------------------------------------------
Trust department ..........................................            1,927              1,846               5,744          5,568
Service charges on deposit accounts .......................            3,263              2,696               9,424          7,835
Other service charges and fees ............................            2,155              2,108               5,599          5,648
Gain on sale of mortgage loans ............................              278                152                 699            811
Investment securities gains ...............................              597                390               2,136          1,409
                                                                -------------      -------------       -------------  -------------
                                                                       8,220              7,192              23,602         21,271

Other Expenses
-----------------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits ............................           14,306             13,631              41,997         40,226
Net occupancy expense .....................................            2,833              2,723               8,562          8,036
Equipment expense .........................................            1,515              1,467               4,405          4,555
FDIC assessment expense ...................................            2,752                 93               3,240          3,071
Special services ..........................................            1,701              1,451               4,836          4,223
Other .....................................................            6,006              6,234              18,727         17,103
                                                                -------------      -------------       -------------  -------------
                                                                      29,113             25,599              81,767         77,214

                         Income Before Income Taxes .......           17,519             17,105              53,900         49,116
Income Taxes ..............................................            4,930              4,786              15,555         13,446
                                                                -------------      -------------       -------------  -------------

                         Net Income .......................      $    12,589        $    12,319         $    38,345    $    35,670
                                                                =============      =============       =============  =============
-----------------------------------------------------------------------------------------------------------------------------------
Per-Share Data:
Net income ................................................      $      0.38        $      0.37         $      1.16    $      1.08
Cash dividends ............................................      $     0.170        $     0.146         $     0.495    $     0.420
Weighted average shares outstanding .......................       32,973,806         32,901,197          32,939,454     32,928,042
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(Dollars in thousands)

                                                                                                   Nine Months Ended
                                                                                                      September 30
                                                                                          ----------------------------------
                                                                                                1996               1995
----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net income .......................................................................       $    38,345        $    35,670

   Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
     Provision for loan losses ......................................................             2,794              2,021
     Depreciation and amortization of premises and equipment ........................             4,210              4,133
     Net amortization of investment security premiums ...............................               337              1,482
     Gain on sale of investment securities ..........................................            (2,136)            (1,409)
     Decrease (increase) in mortgage loans held for sale ............................               103               (344)
     Amortization of intangible assets ..............................................             1,100              1,180
     Decrease (increase) in accrued interest receivable .............................             1,077             (2,437)
     Increase in other assets .......................................................               (91)            (2,422)
     Increase in accrued interest payable ...........................................             4,973             10,556
     (Decrease) increase in other liabilities .......................................            (6,029)             8,049
                                                                                          ----------------   ---------------
         Total  adjustments .........................................................             6,338             20,809
                                                                                          ----------------   ---------------
           Net cash provided by operating activities ................................            44,683             56,479
                                                                                          ----------------   ---------------

Cash Flows from Investing Activities:
     Proceeds from sales of securities available for sale ...........................            40,079              5,003
     Proceeds from maturities of securities held to maturity ........................           163,486            140,543
     Proceeds from maturities of securities available for sale ......................            26,084             59,675
     Purchase of securities held to maturity ........................................           (99,026)          (170,905)
     Purchase of securities available for sale ......................................          (130,858)           (61,278)
     Decrease (increase) in short-term investments ..................................             2,369             (1,893)
     Net increase in loans ..........................................................          (208,647)           (80,549)
     Purchase of premises and equipment .............................................            (7,641)            (4,870)
                                                                                          ----------------   ---------------
           Net cash used in investing activities ....................................          (214,154)          (114,274)
                                                                                          ----------------   ---------------

Cash Flows from Financing Activities:
     Net increase in noninterest-bearing deposits ...................................            47,157             13,877
     Net increase in interest-bearing deposits ......................................            91,225            128,649
     (Decrease) increase in long-term debt ..........................................           (13,615)             8,629
     Increase (decrease) in short-term borrowings ...................................            98,743            (73,790)
     Dividends paid .................................................................           (15,520)           (13,387)
     Net proceeds from issuance of common stock .....................................             1,717              1,951
     Acquisition of treasury stock ..................................................            (1,482)            (2,579)
                                                                                          ----------------   ---------------
           Net cash provided by financing activities ................................           208,225             63,350
                                                                                          ----------------   ---------------

Net Increase in Cash and Cash Equivalents ...........................................            38,754              5,555
Cash and Cash Equivalents at Beginning of Period ....................................           152,143            156,705
                                                                                          ----------------   ---------------
Cash and Cash Equivalents at End of Period ..........................................       $   190,897        $   162,260
                                                                                          ================   ===============

Supplemental Disclosures of Cash Flow Information
     Cash paid during the period for:
           Interest .................................................................       $    79,318        $    68,944
           Income taxes .............................................................            12,759             11,882
----------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

NOTE D - Acquisitions

Gloucester County Bankshares, Inc. - On February 29, 1996, the Corporation completed the previously announced acquisition of Gloucester County Bankshares, Inc. (Gloucester County). As provided under the terms of the merger agreement, Gloucester County was merged with and into the Corporation and each of the outstanding shares of Gloucester County common stock was converted into 1.58 shares of the common stock of the Corporation.

The Corporation issued approximately 1.6 million shares of its common stock in connection with the merger. The transaction was accounted for as a pooling of interests and all financial statements and financial information contained herein have been restated to include the amounts and results of operations of Gloucester County for all periods presented.

Gloucester County is headquartered in Woodbury, New Jersey and operates six branch offices through its wholly-owned subsidiary, The Bank of Gloucester County, which had approximately $229 million in total assets as of September 30, 1996.

The following sets forth selected unaudited financial data for the Corporation and Gloucester County for the two months ended February 29, 1996:


                                              Fulton           Gloucester
                                             Financial           County
                                            -----------       -----------

           Net interest income.........     $    22,575       $     1,723
           Other income................           5,261               186
                                            -----------       -----------

           Total income................     $    27,836       $     1,909
                                            ===========       ===========

           Net income..................     $     7,696       $       552
                                            ===========       ===========

The effect of the merger on the Corporation's previously reported revenues, net income, and net income per share for the three and nine months ended September 30, 1995 follows:

Three months ended September 30,1995:
-------------------------------------

                                                         Fulton           Gloucester
                                                        Financial           County          Restated
                                                       -----------       -----------     -------------
                   Net interest income ............    $    33,588       $     2,612     $      36,200
                   Other income ...................          6,960               232             7,192
                                                       -----------       -----------     -------------
                   Total income ...................    $    40,548       $     2,844     $      43,392
                                                       ===========       ===========     =============

                   Net income .....................    $    11,523       $       796     $      12,319
                                                       ===========       ===========     =============

                   Net income per share ...........    $      0.37       $      0.82     $        0.37
                                                       ===========       ===========     =============

Nine months ended September 30, 1995:
-------------------------------------

                                                         Fulton           Gloucester
                                                        Financial           County          Restated
                                                       -----------       -----------     -------------
                   Net interest income ............    $    99,793       $     7,287     $     107,080
                   Other income ...................         20,603               668            21,271
                                                       -----------       -----------     -------------
                   Total income ...................    $   120,396       $     7,955     $     128,351
                                                       ===========       ===========     =============

                   Net income .....................    $    33,622       $     2,048     $      35,670
                                                       ===========       ===========     =============

                   Net income per share ...........    $      1.08        $     2.11     $        1.08
                                                       ===========       ===========     =============


The Woodstown National Bank and Trust Company - On September 30, 1996, the Corporation entered into a merger agreement with The Woodstown National Bank & Trust Company. (Woodstown), under the terms of which the Corporation will acquire each of the 1.8 million outstanding shares of common stock of Woodstown in exchange for 1.6 shares of the Corporation's common stock.

The acquisition is subject to approval by bank regulatory authorities and Woodstown shareholders and is expected to close by the end of the first quarter of 1997. It is expected that the acquisition will be accounted for as a pooling of interests.

Woodstown is headquartered in Woodstown, NJ and operates four branches in Salem County and two branches in Gloucester County. As of September 30, 1996, Woodstown had approximately $270 million in assets.

NOTE E - Adoption of New Accounting Standards

Accounting for Mortgage Servicing Rights
----------------------------------------

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

Stock-Based Compensation
------------------------

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

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

MERGER ACTIVITY
---------------

On February 29, 1996, the Corporation completed its acquisition of Gloucester County Bankshares, Inc. of Woodbury, New Jersey (Gloucester County). As provided under the terms of the merger agreement, Gloucester County was merged with and into the Corporation and each of the outstanding shares of Gloucester County common stock was exchanged for 1.58 shares of the common stock of the Corporation. Approximately 1.6 million shares of common stock were issued in conjunction with the merger which was accounted for as a pooling of interests. All of the financial information contained herein has been restated to reflect the financial condition and results of operations of Gloucester County.

As a result of the merger, Gloucester County's wholly-owned subsidiary, The Bank of Gloucester County, became the Corporation's ninth banking subsidiary. As of September 30, 1996, The Bank of Gloucester County has approximately $229 million in total assets.

On September 30, 1996, the corporation entered into a merger agreement with the Woodstown National Bank & Trust Company (Woodstown), under the terms of which the corporation would acquire each of the 1.8 million outstanding shares of common stock of Woodstown in exchange for 1.6 shares of the Corporation's common stock. The acquisition is subject to approval by bank regulatory authorities and Woodstown shareholders and is expected to close by the end of the first quarter of 1997. It is expected that the acquisition will be accounted for as a pooling of interests.

Woodstown is headquartered in Woodstown, NJ and operates four branches in Salem County and two branches in Gloucester County. As of September 30, 1996, Woodstown had approximately $270 million in assets.

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 1996 versus Three Months Ended
---------------------------------------------------------------
September 30,1995
-----------------

Fulton Financial Corporation's net income for the third quarter of 1996 increased $270,000 or 2.2%, in comparison to net income for the same quarter in 1995. For the third quarter, return on average assets (ROA) was 1.37% in 1996 and 1.43% in 1995. Return on average equity (ROE) was 13.50% in 1996 and 14.38% in 1995.

The decreases in ROA and ROE and the decrease in net income growth (as compared with prior quarters) reflect the impact of the industry-wide assessment by the Federal Deposit Insurance Corporation (FDIC) to recapitalize the Savings Association Insurance Fund (SAIF). The Corporation has approximately $400 million in SAIF-insured deposits which were subject to the one-time assessment. This includes all of the deposits for Great Valley Savings Bank (approximately $200 million) and an additional $200 million of SAIF deposits which were obtained in the 1994 acquisition of Central Pennsylvania Savings Association and distributed to certain other affiliate banks. This one-time expense for the Corporation totaled $2.5 million ($1.6 million, after tax).

Net Interest Income
-------------------

Net interest income increased $3.4 million, or 9.3%, during the third quarter. Overall, this increase was a result of continued growth in the Corporation's balance sheet while maintaining a stable net interest margin (4.80% in 1996 and 4.76% in 1995). The following tables summarize the components of this increase in net interest income in average interest-earning assets and interest-bearing liabilities and the interest rates thereon. All dollar amounts are in thousands.

Summary of Net Interest Income:
-------------------------------

                                 Three Months Ended
                                   September 30                                 Change
                            --------------------------------     ------------------------------
                                1996               1995             Dollar            Percent
                            ------------      --------------     ------------       -----------

Interest income..........   $     68,165       $     63,863      $     4,302             6.7 %
Interest expense.........         28,600             27,663              937             3.4 %
                            ------------      --------------     ------------       -----------

Net interest income......   $     39,565       $     36,200      $     3,365             9.3 %
                            ============      ==============     ============       ===========

Summary of Average Balances and Interest Rates:
-----------------------------------------------

                                                       Three Months Ended September 30
                                             -------------------------------------------------------
                                                   1996               1995             % Change
                                               ------------     --------------       -------------

Average interest-earning assets..........       $ 3,378,000       $  3,145,000             7.4 %
Yield on earning assets..................             8.07%             8.12 %            (0.6 %)

Average interest-bearing liabilities.....       $ 2,793,000       $  2,613,000             6.9 %
Cost of interest-bearing liabilities.....             4.10%             4.23 %            (3.1 %)


The 4 basis point increase in net interest margin is primarily a result of rates on liabilities decreasing more than rates on assets. The 6.7% increase in interest income was due primarily to an increase in average interest-earning assets during the period, partially offset by a 5 basis point decrease in yield. Loan growth has been generated primarily by consumer installment loans ($123.0 million, or 25.7%, increase), and commercial mortgages ($56.4 million, or 18.7%, increase). Consumer loan growth has been fueled by a focus on strengthening automobile dealer programs. Commercial loan growth was a result of enhanced calling and marketing efforts.

The increase in interest expense was a result of an increase in average interest-bearing liabilities offset by a 13 basis point decline in rates. Certificates of deposit have seen the most significant growth, primarily in the products with maturities of less than one year ($79.1 million, or 22.7%, increase). This increase was due to the Corporation promoting short-term certificates of deposits with competitive yields. The Corporation also increased its use of customer repurchase agreements to attract and retain deposits. The average balance of repurchase agreements, including customer accounts, increased $53.4 million, or 57.2%.

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses for the quarter ended September 30, 1996 was $1.2 million compared to $688,000 for the same period of 1995. The increase was primarily a result of loan growth, although the provision remains relatively low, reflecting continued strong asset quality for the Corporation and management's assessment of the adequacy of the allowance for loan losses.. The allowance for loan losses as a percentage of gross loans (net of unearned income) was 1.50% at September 30, 1996 and 1.53% at December 31, 1995.

As the following table shows, the Corporation's non-performing assets have remained low and have improved since December 31, 1995:

                                      September 30             December 31
(Dollars in thousands)                     1996                    1995
                                     -------------           -------------

Nonaccrual loans...............      $      11,565           $      12,796
Loans  90  days  past  due
and accruing...................              8,059                   7,928

Other real estate owned........              2,573                   1,737
                                     -------------           -------------
Total non-performing assets....      $      22,197           $      22,461
                                     =============           =============

Non-performing assets/Total
assets.........................             0.59 %                  0.64 %
Non-performing assets/Gross
loans..........................             0.82 %                  0.90 %


Other Income
------------

Other income for the quarter ended September 30, 1996 was $8.2 million. This was an increase of $1.0 million, or 14.3%, over the comparable period in 1995. Of this increase, $567,000 was due to service charges on deposits, reflecting a higher deposit base and a change in the Corporation's fee structure, primarily for ATM transactions and checking account fees. In addition, the Corporation had an increase in investment securities gains ($207,000, or 53.1%), and mortgage sale gains ($126,000, or 82.9%) as favorable mortgage rates generated an increase in volume.

Other Expenses
--------------

Total other expenses for the third quarter of 1996 increased $3.5 million, or 13.7%, to $29.1 million from $25.6 million in the comparable period from 1995. The most significant increase in other expenses was FDIC assessment expense, which increased from $93,000 in the third quarter of 1995 to almost $2.8 million in the third quarter of 1996. This increase reflects both the $2.5 million special SAIF assessment in 1996 as well as the receipt in the third quarter of 1995 of a rebate of FDIC insurance related to the second quarter of 1995.

When the FDIC assessment expense is excluded, total other expenses increased $855,000, or 3.4%. Overall, this increase is a result of the growth of the Corporation. Most categories of other expense have experienced increases consistent with the growth of the organization, rather than as a result of individually significant factors. Salaries and employee benefits ($675,000, or 5.0%, increase); net occupancy expenses ($110,000, or 4.0%); and special services ($250,000, or 17.2%) have increased as a result of additional employees, facilities, and customers. The Corporation has set efficiency goals for expenses and continues to investigate areas where cost savings can be realized.

Income Taxes
------------

Income tax expense for the quarter was $4.9 million as compared to $4.8 million for the comparable period in 1995. This $144,000, or 3.0%, increase was due mainly to higher pre-tax income.

Nine Months Ended September 30, 1996 versus Nine Months Ended September 30, 1995
--------------------------------------------------------------------------------

Fulton Financial Corporation's net income for the first nine months of 1996 increased $2.7 million, or 7.5%, in comparison to the net income for the same period in 1995. ROA for the period was 1.43% versus 1.42% in 1995, while ROE was 14.09% compared to 14.38% in 1995. The improvement in year-to-date earnings is a result of growth in both net interest income and other non-interest income. Income growth was offset by higher non-interest expense.

Net Interest Income
-------------------

Net interest income increased $7.8 million, or 7.3%, during the first nine months of 1996. Overall, this increase was a result of continued growth in the Corporation's balance sheet coupled with a stable net interest margin (4.74% in 1996 versus 4.77% in 1995). The following tables summarize the components of this increase as well as the changes in average interest-earning assets and interest-bearing liabilities and the average interest rates thereon. All dollar amounts are in thousands.

Summary of Net Interest Income:
-------------------------------

                             Nine Months Ended
                                September 30                              Change
                           --------------------------------     ---------------------------------
                                1996               1995             Dollar            Percent
                           --------------      ------------     --------------     --------------

Interest income .......      $    199,150       $    186,580     $    12,570             6.7 %
Interest expense.......            84,291             79,500           4,791             6.0 %
                             ------------       ------------     -----------         ------------
Net interest income....      $    114,859       $    107,080     $     7,779             7.3 %
                             ============       ============     ===========         ============

Summary of Average Balances and Interest Rates:
-----------------------------------------------

                                                        Nine Months Ended September 30
                                              ---------------------------------------------------
                                                   1996             1995             % Change
                                              -------------     -------------       -------------

Average interest-earning assets............    $  3,312,559       $  3,095,406             7.0 %
Yield on earning assets....................          8.02 %             8.04 %            (0.2)

Average interest-bearing liabilities.......    $  2,735,011       $  2,577,350             6.1 %
Cost of interest-bearing liabilities.......          4.11 %             4.11 %              -


As the tables show, growth in interest income, interest expense and net interest income is attributable almost entirely to the growth in interest earning assets and interest bearing liabilities. Yields and costs over the periods have remained comparable, although rates in general were rising in 1995, while a slight downward trend prevailed in 1996.

As with the third quarter comparisons, most of the growth in loans year-to-date is attributable to consumer installment loans ($90.6 million, or 19.5%) and commercial mortgages ($68.0 million, or 25.1%).

On the liability side, most of the growth in deposits is attributable to short-term certificates of deposit which increased $84.7 million or 25.3%.

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses for the nine months ended September 30, 1996 was $2.8 million compared to $2.0 million for the same period of 1995. This provision increase is due mainly to the growth in the loan portfolio. The Corporation continues to maintain a high quality loan portfolio.

Other Income
------------

Other income for the nine months ended September 30, 1996 was $23.6 million, which reflects an increase of $2.3 million, or 11.0%, over the comparable period in 1995. Of this increase, $727,000 was due to higher gains on sales of available for sale securities. Management monitors the Corporation's available for sale securities and makes periodic sale decisions based on current and expected market conditions. During the first nine months of 1996, certain investments were sold as a result of management's assessment of market conditions.

Service charges on deposits increased $1.6 million, or 20.3%, in the first nine months of 1996 as compared to the first nine months of 1995. This increase reflects the growth in the Corporation's deposits over the past year as well as changes in fee strategies.

Other Expenses
--------------

Total other expenses for the first nine months of 1996 increased $4.6 million, or 5.9%, to $81.8 million from $77.2 in the comparable period from 1995. Most categories of other expense have experienced increases consistent with the growth of the organization, rather than as a result of individually significant factors. Salaries and employee benefits ($1.8 million, or 4.4%, increase); net occupancy expenses ($526,000 or 6.5%); and special services ($613,000, or 14.5%) continued to increase moderately to support the Corporation's growth.

Although the impact of FDIC assessment expense had a dramatic impact on the third quarter comparisons, it had a smaller effect on the year-to-date comparisons. In 1995, the assessment rate on deposits insured by the Bank Insurance Fund (BIF) was reduced. The result of this reduction was a decrease of approximately $2.2 million in FDIC assessments on BIF deposits in 1996 versus 1995. This reduces the impact of the SAIF assessment when making year-to-date comparisons. The recently passed BIF- SAIF legislation also contained proposed future assessment rates on insured deposits. As currently contemplated, SAIF insured deposits will be assessed at an annual rate of .0644%, while BIF insured deposits will pay an assessment rate of .0129%. These assessments, which are intended to pay the debt service on bonds issued in conjunction with the savings and loan crisis, would result in an annual savings to the Corporation of approximately $300,000.

Other expenses were $18.7 million, compared to $17.1 million for the same period in 1995. This $1.6 million, or 9.5%, increase is primarily a result of advertising ($557,000, or 27.5%, increase) and loan expenses ($312,000, or 31.4% increase). The remaining increases occurred in stationary and supplies, postage, insurance and state taxes.

Income Taxes
------------

Income tax expense for the nine months ended September 30, 1996 was $15.6 million as compared to $13.4 million for the comparable period in 1995. This $2.1 million, or 15.7%, increase was due to higher pre-tax income as well as an increase in the Corporation's effective tax rate from 27.4% in 1995 to 28.8% in the current year. The effective rate has increased primarily as a result of a reduction in the Corporation's tax-free investments.

FINANCIAL CONDITION
-------------------

At September 30, 1996, the Corporation had total assets of $3.7 billion, reflecting an increase of $220 million, or 6.2%, over December 31, 1995. In general, this growth is a result of an increase in loans.

Loans, net of unearned income and the allowance for loan losses, increased $205.9 million, or 8.4%, to $2.7 billion. As discussed in the interest income analysis, this increase was attributable primarily to installment loans ($114.9 million, or 22.5%) as several banking affiliates initiated or expanded on auto lending through dealer programs. In addition, commercial mortgages have grown $56.8 million, or 17.8%.

The funding for asset growth has been provided by increases in deposits of $138.4 million, or 4.7%, and short-term borrowings ($98.7 million, or 75.1% increase). Deposit growth has been realized primarily in short-term CD products, which increased $74.4 million during the period and non-interest bearing demand deposit accounts which grew by $52.3 million.

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

While the interest rate sensitivity gap (the difference between repricing opportunities available for interest-earning assets and interest-bearing liabilities) must be managed over all periods, the Corporation focuses on the six month period as the key interval affecting net interest income. This shorter period is monitored as a large percentage of the Corporation's assets and liabilities reprice within this period. In addition, short-term rate swings can be more pronounced and provide a shorter time for reaction and strategy adjustment.

The following table shows the interest sensitivity gaps for four different time intervals as of September 30, 1996:

                                      Daily            0-90           91-180         181-365
                                    Adjustable         Days            Days           Days
                                    ----------         ----            ----           ----

        Period gap............         1.00            0.73            0.76           1.41

        Cumulative gap........         1.00            0.90            0.87           0.98


The Corporation's policy provides for the six month gap position to be maintained between 0.85 and 1.15. The Corporation was positioned within this range throughout the first nine months of 1996.

Capital Resources
-----------------

Shareholders' equity of the Corporation has continued to grow during 1996, increasing 5.8% to $374.5 million. Growth in equity is primarily a result of net income, net of dividends paid to shareholders.

Current regulatory capital guidelines measure the adequacy of a bank holding company's capital by taking into consideration the differences in risk associated with holding various types of assets as well as exposure to off-balance sheet commitments. The guidelines call for a minimum risk-based Tier I capital percentage of 4.0% and a minimum risk-based total capital of 8.0%. Tier I capital includes common shareholders' equity less goodwill and non-qualified intangible assets. Total capital includes all Tier I capital components plus the allowance for loan losses.

The Corporation is also subject to a "leverage capital" requirement, which compares capital (using the definition of Tier I capital) to total balance sheet assets and is intended to supplement the risk based capital ratios in measuring capital adequacy. The minimum acceptable leverage capital ratio is 3.0% for institutions which are highly-rated in terms of safety and soundness and which are not experiencing or anticipating any significant growth. Other institutions are expected to maintain capital levels at least one or two percent above the minimum.

As of September 30, 1996, the Corporation's capital ratios exceeded all of the minimum ratios as set forth above.

                         PART II -- OTHER INFORMATION
                         ----------------------------

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits -- The following is a list of the exhibits required by Item 6 01 of Regulation S-K and filed as part of this report:

            (1) Articles of Incorporation as amended on April 13, 1990 and Bylaws of Fulton Financial Corporation as amended on April 17, 1990 - Incorporated by reference from Exhibits 19(a) and 19(b) of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1990.

            (2) Plan of acquisition, reorganization, arrangement, liquidation, or succession:

                     (a) Merger Agreement dated September 30, 1996 between Fulton Financial Corporation and The Woodstown National Bank and Trust Company - Incorporated by reference to Exhibit 2 of the Fulton Financial Corporation Current Report on Form 8-K dated October 9, 1996.

            (3) Instruments defining the right of securities holders, including indebtures.

                     (a) Rights Agreement dated June 20, 1989 between Fulton Financial Corporation and Fulton Bank- Incorporated by reference to Exhibit 1 of the Fulton Financial Corporation Current Report on Form 8-K dated June 21, 1989.

            (4) Material Contracts - Executive Compensation Agreements and Plans:

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

            (5)      Financial Data Schedule - September 30, 1996

   (b)      Reports on Form 8-K:

            (1) Form 8-K dated April 16, 1996 reporting results of combined operations of Fulton Financial Corporation and Gloucester County Bankshares, Inc.

            (2) Form 8-K dated October 7, 1996 reporting execution of a Merger Agreement between Fulton Financial Corporation and The Woodstown National Bank & Trust Company.

                  FULTON FINANCIAL CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             FULTON FINANCIAL CORPORATION



Date:    October 28, 1996                    /s/Rufus A. Fulton, Jr.
     ------------------------                -----------------------------
                                             Rufus A. Fulton, Jr.
                                             President and Chief Executive
                                             Officer


Date:    October 28, 1996                    /s/ Betsy Chivinski
     ------------------------                -----------------------------
                                             Betsy Chivinski
                                             Senior  Vice President-Controller

                                  EXHIBIT INDEX

                           Exhibits Required Pursuant
                          to Item 601 of Regulation S-K
                          -----------------------------

2. Plan of acquisition, reorganization, arrangement, liquidation, or succession:

         (a) Merger Agreement dated September 30, 1996 between Fulton Financial Corporation and The Woodstown National Bank and Trust Company - Incorporated by reference to Exhibit 2 of the Fulton Financial Corporation Current Report on Form 8-K dated October 9, 1996.

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

27.      Financial data schedule - September 30, 1996