Form 10-K
period 1996-12-31
FULTON FINANCIAL CORP
filed 1997-03-27
CIK 700564

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K
                                   ---------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended December 31, 1996, or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from ________ to ________

                        Commission File Number: 0-10587

                         FULTON FINANCIAL CORPORATION
      -------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  PENNSYLVANIA                      23-2195389
      -------------------------------------------------------------------
          (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)         Identification No.)


        One Penn Square, P. O .Box 4887, Lancaster, Pennsylvania  17604
      -------------------------------------------------------------------
        (Address of principal executive offices)               (Zip Code)

                                (717) 291-2411
      -------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                                                 Name of each Exchange
        Title of each class                       on which registered
  ----------------------------------              -------------------
    Common Stock, $2.50 Par Value                        None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

The aggregate market value of 32,818,915 shares of common stock held by non-affiliates, calculated based on the average of the bid and asked prices on March 13, 1997, was $789,707,067.

As of March 13, 1997 there were 35,973,617 shares of Fulton Financial Corporation common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference:

                                                      Part of Form 10-K into
            Document                                    which incorporated
            --------                                    ------------------
Definitive Proxy Statement of                               Part III
Fulton Financial Corporation
dated March 25, 1997

                                    PART I


Item 1.  Description of Business
--------------------------------

     Fulton Financial Corporation (the Corporation) is a Pennsylvania business corporation which was organized on February 8, 1982 and became a bank holding company through the acquisition of all of the outstanding stock of Fulton Bank on June 30, 1982. Fulton Financial Corporation provides a wide variety of banking and trust services to businesses and consumers located primarily in southeastern Pennsylvania, southern New Jersey, northern Maryland and southern Delaware through its nine wholly-owned banking subsidiaries: Fulton Bank, Farmers Trust Bank, Swineford National Bank, Lafayette Bank, FNB Bank, N.A., Great Valley Savings Bank, Hagerstown Trust Company, Delaware National Bank, and The Bank of Gloucester County. On February 28, 1997, the Corporation completed its acquisition of its tenth banking subsidiary, The Woodstown National Bank & Trust Company.

     In addition, Fulton Financial Corporation owns all of the outstanding stock of four nonbank subsidiaries: (i) Fulton Financial Realty Company, which holds title to or leases certain properties upon which Fulton Bank and Farmers Trust Bank branch offices and other Fulton Bank facilities are located, (ii) Fulton Life Insurance Company, which engages in the business of reinsuring credit life and accident and health insurance directly related to extensions of credit by the banking subsidiaries of the Corporation (iii) Central Pennsylvania Financial Corporation which owns certain limited partnership interests in partnerships invested in low and moderate income housing projects and two nonbank companies in various stages of liquidation and (iv) FFC Management, Inc. which owns certain investment securities.

     Fulton Financial Corporation is registered with the Federal Reserve Board in accordance with the requirements of the Federal Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Federal Reserve Board, the Office of the Comptroller of the Currency, the Pennsylvania Department of Banking, the State of Maryland, and the New Jersey Department of Banking.

     The common stock of Fulton Financial Corporation is listed for quotation on the National Market System of the National Association of Securities Dealers Automated Quotation System under the symbol FULT.

     All of the banking subsidiaries face significant competition from commercial banks, savings banks, credit unions, and various nonbank providers of financial services. None of the Corporation's banking subsidiaries is dependent upon any single customer, and the loss of any single customer or few customers would not have a material adverse impact on any of the banking subsidiaries. The table below summarizes selected information about the Corporation's banking subsidiaries.

                                                       Main Office         Total             Total             No. of Employees
                                                                                                            ------------------------
              Banking Subsidiary                        Location           Assets           Deposits        Full-time      Part-time
   ------------------------------------------       -----------------   -----------       -----------       ---------      ---------
                                                                                (in thousands)
   Fulton Bank                                      Lancaster, PA        $1,739,000        $1,351,000            634            253
   Farmers Trust Bank                               Lebanon, PA             166,000           135,000             54             24
   Swineford National Bank                          Hummels Wharf, PA       217,000           185,000             78             37
   Lafayette Bank                                   Easton, PA              428,000           362,000            164             70
   FNB Bank, N.A.                                   Danville, PA            246,000           209,000             80             24
   Great Valley Savings Bank                        Reading, PA             270,000           214,000             80             16
   Hagerstown Trust Company                         Hagerstown, MD          364,000           301,000            170             15
   Delaware National Bank                           Georgetown, DE          122,000           106,000             55             18
   The Bank of  Gloucester County                   Woodbury, NJ            235,000           204,000             86             35
                                                                                                            --------       --------
                                                                                                               1,401            492
                                                                                                            ========       ========

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

     Fulton Bank offers a full range of general retail and wholesale banking services, including the following: demand, savings and time deposits; commercial, consumer and mortgage loans; vehicle and equipment leasing and financing; VISA and Mastercard credit cards; VISA debit cards; and a wide range of international services such as letters of credit and currency exchange. Fulton Bank maintains a network of automated teller machines, which is integrated with the MACtm regional and CIRRUStm and PLUStm national automated teller systems, as well as telephone banking services through the Bank-By-Phone system.

     Fulton Bank maintains correspondent relationships with major banks in New York, Philadelphia, Pittsburgh and Baltimore and through them offers a variety of collection and funds transfer services. Fulton Bank is a member of the Federal Home Loan Bank of Pittsburgh.

     Fulton Bank has trust powers and maintains a staff of investment, trust and financial professionals. Personal services available through the Investment Management and Trust Services Department of Fulton Bank include trust and estate planning, investment management, estate settlement, private banking, a mutual fund asset allocation program, and IRA rollovers. Institutional services available include full service retirement plan management and 401(k) programs, cash reserve investment management accounts, administrative and investment services for Foundations and Endowments and comprehensive corporate trust services.

     The trade area of Fulton Bank consists of Lancaster County, with a population of 422,822 (1990 Census Update), Dauphin County, with a population of 237,813 (1990 Census Update), portions of Cumberland County, with a population of 195,257 (1990 Census Update), portions of Chester County, with a population of 376,396 (1990 Census Update) and portions of York County, with a population of 339,574 (1990 Census Update). For marketing purposes, the Fulton Bank trade area is divided into two regions: the Lancaster Region, consisting of Lancaster and Chester counties, and the Capital Region, consisting of Dauphin, Cumberland, and York Counties. Approximately 75 percent of the business of Fulton Bank is derived from the Lancaster Region, where its administrative headquarters, twenty-nine branch offices, and six remote service facilities are located. Approximately 25 percent of the business of Fulton Bank is derived from the Capital Region, where it maintains thirteen branch offices. Both regions have stable economies and have experienced unemployment rates which are below the average state and national levels.

     Diversity is the key to the economic well-being of the Lancaster Region. Twenty-nine of the leading manufacturing companies located in the Lancaster Region have 500 or more employees. The Lancaster Region ranks as one of the top twenty agricultural production areas in the country.

     While the Capital Region also has a wide range of industry, its economy is anchored by the thousands of workers who are employed by the state government in the capitol city of Harrisburg and by the employees of several large service organizations, including Capital Blue Cross/Pennsylvania Blue Shield which is located in Cumberland County. Government employment figures are fairly constant and are therefore an important factor in the below-average unemployment rate experienced in the Capital Region.

     Fulton Bank maintains a competitive posture within its market area. The trade area of Fulton Bank is characterized by active competition among state and national banks. There are 42 full-service banks and thrifts with offices in the Lancaster Region and 35 full-service commercial banks with offices in the Capital Region. Fulton Bank ranks first in market share (based on total deposits) in Lancaster County, eighth in market share in Dauphin County, twelfth in market share in Cumberland County, twentieth in market share in York County, and twenty-seventh in market share in Chester County, according to the most recent available deposit survey.

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

     Farmers Trust Bank offers a full range of general retail and commercial banking services, including demand, savings and time deposits, and commercial, consumer, and mortgage loans. Farmers Trust Bank maintains automated teller machines which are integrated with the MACtm regional and CIRRUStm and PLUStm national automated teller systems. Farmers Trust Bank maintains correspondent relationships with major banks in New York and Philadelphia and through them offers a variety of collection and funds transfer services. Farmers Trust Bank is a member of the Federal Home Loan Bank of Pittsburgh.

     Farmers Trust Bank has trust powers and offers a variety of services through its Trust Department, including estate planning, executorships, estate administration, living trusts, life insurance trusts, testamentary trusts, custodianships, guardianships, investment management accounts, escrow accounts and mutual fund asset allocation accounts.

     The trade area of Farmers Trust Bank consists of Lebanon County, Pennsylvania with a population of 113,744 (1990 Census Update), along with a portion of western Berks County. There are ten full-service banks and thrifts with offices in Lebanon County. Farmers Trust Bank ranks fourth in Lebanon County based on its market share of deposits, according to the most recent available deposit survey.

                            Swineford National Bank
                            -----------------------

     Swineford National Bank is a national banking association which was chartered in 1903. Swineford National Bank is a member of the Federal Reserve System and its deposits are insured by the FDIC. As a national banking association, Swineford National Bank is subject to regulation and periodic examination by the Office of the Comptroller of the Currency. In addition to its administrative headquarters located in Hummels Wharf, Pennsylvania, Swineford National Bank maintains six branch offices.

     Swineford National Bank offers a full range of general retail and commercial banking services, including demand, savings and time deposits and commercial, consumer and mortgage loans. Swineford National Bank maintains automated teller machines which are integrated with the MACtm regional and CIRRUStm national automated teller systems. Swineford National Bank maintains a correspondent relationship with major banks in New York and Philadelphia and through them offers a variety of collection and funds transfer services. Swineford National Bank is a member of the Federal Home Loan Bank of Pittsburgh.

     The trade area of Swineford National Bank consists of Snyder County, with a population of 36,680 (1990 Census Update), Northumberland County, with a population of 96,771 (1990 Census Update) and Union County, with a population of 36,176 (1990 Census Update). There are four full-service banks and thrifts with offices in Snyder County, fifteen with offices in Northumberland County and eight with offices in Union County. Swineford National Bank ranks first in Snyder County, thirteenth in Northumberland and sixth in Union County, based on market share of deposits, according to the most recent available deposit survey.

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

     As a state-chartered bank whose deposits are insured by the FDIC and which is not a member of the Federal Reserve System, Lafayette Bank is subject to regulation and periodic examination by the FDIC and by the Pennsylvania Department of Banking. In addition to its administrative headquarters located in the City of Easton, Lafayette Bank currently maintains twelve branch offices.

     Lafayette Bank offers a full range of general retail and commercial banking services, including demand, savings and time deposits, and commercial, consumer and mortgage loans. Lafayette Bank maintains automated teller machines which are integrated with the MACtm regional and CIRRUStm and PLUStm national automated teller systems. Lafayette Bank maintains correspondent relationships with major banks in New York and Philadelphia and through them offers a variety of collection and funds transfer services. Lafayette Bank is a member of the Federal Home Loan Bank of Pittsburgh.

     Lafayette Bank has trust powers and offers a variety of services through its Trust Department, including estate planning, estate administration, living trusts, life insurance trusts, testamentary trusts, custodianships, guardianships, investment management accounts, escrow accounts, and IRA rollover accounts.

     The trade area of Lafayette Bank consists of Northampton County, with a population of 247,105 (1990 Census Update). There are eighteen full-service banks and thrifts with offices in Northampton County. Lafayette Bank ranks third in Northampton County in market share of deposits, based on the most recent available deposit survey.

                                FNB Bank, N.A.
                                --------------

     FNB Bank, N.A. is a national banking association which was chartered in 1864. FNB Bank, N.A. is a member of the Federal Reserve System and its deposits are insured by the FDIC. As a national banking association, FNB Bank, N.A. is subject to regulation and periodic examination by the Office of the Comptroller of the Currency. In addition to its administrative headquarters located in Danville, PA, FNB Bank, N.A. currently maintains six branch offices.

     FNB Bank, N.A. offers a full range of general retail and commercial banking services, including demand, savings and time deposits and commercial, consumer and mortgage loans. FNB Bank, N.A. maintains automated teller machines which are integrated with the MACtm regional automated teller system. FNB Bank, N.A. maintains a correspondent relationship with major banks in New York and Philadelphia and through them offers a variety of collection and funds transfer services. FNB Bank, N.A. is a member of the Federal Home Loan Bank of Pittsburgh.

     FNB Bank, N.A. has trust powers and offers a variety of services including estate planning, executorships, estate administration, living trusts, life insurance trusts, testamentary trusts, agency accounts, guardianships and asset management accounts.

     The trade area of FNB Bank, N.A. consists of Montour County, with a population of 17,735 (1990 Census Update), Lycoming County, with a population of 118,710 (1990 Census Update) and Northumberland County, with a population of 96,771 (1990 Census Update). There are four full-service banks and thrifts with offices in Montour County, eleven with offices in Lycoming County and fifteen with offices in Northumberland County. FNB Bank, N.A. ranks first in Montour County and fourth in Northumberland County, based on market share of deposits, according to the most current available deposit survey. FNB Bank, N.A. ranks fifteenth in Lycoming County due to the presence of several large credit unions.

                           Great Valley Savings Bank
                           -------------------------

     Great Valley Savings Bank was organized as a Pennsylvania chartered mutual savings association in 1974. During 1991, Great Valley Savings Bank converted to a Pennsylvania chartered stock savings bank. As a state-chartered savings bank whose deposits are insured by the FDIC and which is not a member of the Federal Reserve System, Great Valley Savings Bank is subject to regulation and periodic examination by the FDIC and by the Pennsylvania Department of Banking. In addition to its administrative headquarters located in the City of Reading, Great Valley Savings Bank maintains eight branch offices.

     Great Valley Savings Bank offers retail banking services, principally in the form of demand, savings and time deposits, as well as commercial, mortgage and consumer loans. Great Valley Savings Bank maintains a correspondent banking relationship with the Federal Home Loan Bank of Pittsburgh.

     The market area of Great Valley Savings Bank consists of seven branches in Berks County, with a population of 336,523 (1990 Census Update), and one branch in Montgomery County, with a population of 678,111 (1990 Census Update), along with a portion of contiguous counties. There are 19 full-service banks and thrifts with offices in Berks County and 43 with offices in Montgomery County. Great Valley Savings Bank ranks eighth in Berks County based on market share of deposits. Great Valley Savings Bank ranks 48th in market share in Montgomery County due to the presence of several large credit unions.

                           Hagerstown Trust Company
                           ------------------------

     Hagerstown Trust Company is a full-service commercial bank which was chartered under the laws of the State of Maryland in 1933. As a state-chartered bank whose deposits are insured by the FDIC and which is not a member of the Federal Reserve System, Hagerstown Trust Company is subject to regulation and periodic examination by the FDIC and by the Bank Commissioner of the state of Maryland. In addition to its administrative headquarters located in Hagerstown, Maryland, Hagerstown Trust Company maintains thirteen offices and ten remote service facilities.

     The trade area of Hagerstown Trust Company consists of Washington County, Maryland with a population 121,393 (1990 Census Update), along with a portion of the surrounding counties. There are ten full-service banks and thrifts with offices in Washington County, Maryland. Hagerstown Trust Company ranks first in Washington County, Maryland based on its market share of deposits, according to the most recent available deposit survey.

     Hagerstown Trust Company offers a full range of general retail and wholesale banking services, including demand, savings and time deposits and commercial, consumer and mortgage loans. Hagerstown Trust Company maintains automated teller machines which are integrated with MACtm and MOSTtm regional and CIRRUStm national automated teller systems. Hagerstown Trust Company maintains a correspondent relationship with major banks in Philadelphia, New York, Richmond and Baltimore. Hagerstown Trust Company is a member of the Federal Home Loan Bank of Atlanta.

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

                            Delaware National Bank
                            ----------------------

     Delaware National Bank is a national banking association chartered in 1979. Delaware National Bank is a member of the Federal Reserve System and its deposits are insured by the FDIC. Delaware National Bank is subject to regulation and periodic examination by the Office of the Comptroller of the Currency. Delaware National Bank maintains six branch offices in addition to an operations and administrative facility.

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

     The primary market area for Delaware National Bank is Sussex County, Delaware, with a population of 113,229 (1990 Census Update). There are currently twelve full-service banks and thrifts with offices Sussex County. Delaware National ranks seventh in the Sussex County based on market share of deposits, according to the most recent available deposit summary.

                         The Bank of Gloucester County
                         -----------------------------

     The Bank of Gloucester County is a state bank chartered by the State of New Jersey in 1989. The deposits of The Bank of Gloucester County are insured by the FDIC and the bank is subject to regulation and periodic examinations by both the State of New Jersey and the FDIC. The Bank of Gloucester County maintains seven branch offices in addition to an operations facility.

     The Bank of Gloucester County offers a full range of banking services including retail and commercial checking, savings and time deposits, and consumer, mortgage, and commercial loans. At this time, the bank does not have trust powers and does not offer investment or discount brokerage services. Currently, the Bank of Gloucester County has four automated teller machines on the MAC/tm/ regional automated teller system. The Bank of Gloucester County maintains a correspondent relationship with major banks in Philadelphia and the Federal Home Loan Bank of New York.

     The primary market area of The Bank of Gloucester County is Gloucester County, New Jersey with a population of 232,444 (1990 Census update). There are currently 26 full-service banks and thrifts with offices in Gloucester County. The Bank of Gloucester County ranks third in the county in market share of deposits based on updates of most recently available deposit summary information.

                  The Woodstown National Bank & Trust Company
                  -------------------------------------------

     On February 28, 1997, the Corporation completed its acquisition of The Woodstown National Bank & Trust Company (Woodstown). As provided under the terms of the merger agreement, Woodstown became a wholly-owned subsidiary of the Corporation and each of the outstanding shares of the common stock of Woodstown was converted into 1.6 shares of the common stock of the Corporation. The Corporation issued approximately 2.9 million shares of its common stock in connection with this merger.

     Upon consummation of the merger, Woodstown became the tenth banking subsidiary of the Corporation and the second in New Jersey. Woodstown, with approximately $260 million in assets, is headquartered in Woodstown, New Jersey and operated four branches in Salem County and two in Gloucester County.

     Certain additional statistical information relating to the business of Fulton Financial Corporation is set forth in the following tables.

FULTON FINANCIAL CORPORATION
COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS


                                                                                     Year Ended December 31
                                                       -----------------------------------------------------------------------------

(Dollars in thousands)                                                    1996                                           1995

------------------------------------------------------------------------------------------------------------------------------------

                                                         Average                        Yield/         Average
ASSETS                                                   Balance         Interest        Rate          Balance            Interest
------------------------------------------------       -----------      -----------    -------       ------------        ---------
Interest-earning assets:
  Loans and leases (1)..........................       $ 2,617,739          225,595       8.62%      $  2,390,737        $ 210,562

  Taxable investment securities (2).............           634,386           37,390       5.89            585,415           32,233

  Tax-exempt investment securities (2)..........            54,826            3,315       6.05             76,546            4,843

  Equity securities (2).........................            39,590            2,037       5.15             37,731            1,976

  Short-term investments........................             5,392              320       5.93             34,198            2,055

                                                       -----------      -----------    -------       ------------        ---------
Total interest-earning assets...................         3,351,933          268,657       8.01          3,124,627          251,669

Noninterest-earning assets:
  Cash and due from banks.......................           145,005                                        143,089

  Premises and equipment........................            49,829                                         46,265

  Other assets(2)...............................           109,147                                        106,076

  Less: Allowance for loan losses...............           (39,780)                                       (37,988)

                                                       -----------                                   ------------

          Total Assets..........................       $ 3,616,134                                   $  3,382,069

                                                       ===========                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
  Demand deposits...............................       $   366,912            6,570       1.79%      $    365,868        $   7,646

  Savings deposits..............................           762,272           18,519       2.43            772,663           20,287

  Time deposits.................................         1,421,090           78,308       5.51          1,298,697           71,590

  Short-term borrowings.........................           179,536            8,541       4.76            125,219            6,291

  Long-term debt................................            28,662            1,864       6.50             31,643            2,081

                                                       -----------      -----------    -------       ------------        ---------
Total interest-bearing liabilities..............         2,758,472          113,802       4.13          2,594,090          107,895

Noninterest-bearing liabilities:
  Demand deposits...............................           425,079                                        385,686

  Other.........................................            65,197                                         66,660

                                                       -----------                                   ------------
          Total Liabilities.....................         3,248,748                                      3,046,436

Shareholders' equity............................           367,386                                        335,633

                                                       -----------                                   ------------
          Total Liabilities and
            Shareholders' Equity................       $ 3,616,134                                   $  3,382,069

                                                       ===========                                   ============
Net interest income.............................                            154,855                                        143,774

Net yield on interest-earning assets............                                          4.62%
Tax equivalent adjustment (3)...................                              3,698                                          4,473

                                                                        -----------    -------                           ---------
Net interest margin.............................                            158,553       4.73%                          $ 148,247

                                                                        ===========    =======                           =========


Year Ended December 31

(Dollars in thousands)                                                         1994
---------------------------------------------------------------------------------------------------------
                                                     Yield/         Average                        Yield/
ASSETS                                                Rate          Balance            Interest     Rate
------------------------------------------------     ------       ------------        ---------    ------
Interest-earning assets:
  Loans and leases (1)..........................      8.81%       $  2,059,883        $ 169,894     8.25%
  Taxable investment securities (2).............      5.51             651,684           32,707     5.02
  Tax-exempt investment securities (2)..........      6.33              85,787            5,588     6.51
  Equity securities (2).........................      5.24              28,519            1,398     4.90
  Short-term investments........................      6.01              23,369              963     4.12
                                                     ------       ------------        ---------    ------
Total interest-earning assets...................      8.05           2,849,242          210,550     7.39
Noninterest-earning assets:
  Cash and due from banks.......................                       151,353
  Premises and equipment........................                        42,283
  Other assets(2)...............................                        81,411
  Less: Allowance for loan losses...............                       (32,569)
                                                                  ------------
          Total Assets..........................                  $  3,091,720
                                                                  ============


LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Demand deposits...............................      2.09%       $    382,012        $   7,038     1.84%
  Savings deposits..............................      2.63             815,801           19,643     2.41
  Time deposits.................................      5.51           1,014,723           45,535     4.49
  Short-term borrowings.........................      5.02             140,857            5,288     3.75
  Long-term debt................................      6.58              17,750            1,116     6.29
                                                     ------       ------------        ---------    ------
Total interest-bearing liabilities..............      4.16           2,371,143           78,620     3.32
Noninterest-bearing liabilities:
  Demand deposits...............................                       360,201
  Other.........................................                        52,103
                                                                  ------------
          Total Liabilities.....................                     2,783,447
Shareholders' equity............................                       308,273
                                                                  ------------
          Total Liabilities and
            Shareholders' Equity................                  $  3,091,720
                                                                  ============
Net interest income.............................                                        131,930
Net yield on interest-earning assets............      4.60%                                         4.63%
Tax equivalent adjustment (3)...................                                          4,557
                                                     ------                           ---------    ------
Net interest margin.............................      4.74%                           $ 136,487     4.79%
                                                     ======                           =========    ======
------------------------------------------------------------------------------------------------------------------------------------


(1)   Includes nonperforming loans.
(2) Balances reflect amortized historical cost for available for sale securities. The related unrealized holding gain on securities of $10,440 in 1996, $6,462 in 1995 and $9,346 in 1994 is included in other assets.
(3) Based on marginal Federal income tax rate and statutory interest expense disallowances.

FULTON FINANCIAL CORPORATION
CHANGES IN INTEREST INCOME/EXPENSE DUE TO VOLUME AND RATE CHANGE

           The following table sets forth for the periods indicated a summary of changes in interest income and interest expense resulting from corresponding volume and rate changes:


                                                           1996 vs. 1995                                    1995 vs. 1994
                                                     Increase (decrease) due                          Increase (decrease) due
                                                           to change in                                    to change in
                                            -------------------------------------------      ------------------------------------
                                               Volume          Rate           Net               Volume         Rate         Net
                                            ----------     ----------      ------------      -----------    ----------   --------
                                                                                  (in thousands)
Interest income on:
  Loans and direct lease financing....      $ 19,993       $ (4,960)        $ 15,033           $ 27,288      $ 13,380      $ 40,668
  Taxable investment securities.......         2,696          2,461            5,157             (3,326)        2,852          (474)

  Tax-exempt investment securities....        (1,374)          (154)          (1,528)              (602)         (143)         (745)

  Equity securities...................            97            (36)              61                452           126           578
  Short-term investments..............        (1,731)            (4)          (1,735)               446           646         1,092
                                            --------       --------         --------           --------      --------      --------
    Total interest-earning assets.....      $ 19,681       $ (2,693)        $ 16,988           $ 24,258      $ 16,861      $ 41,119
                                            ========       ========         ========           ========      ========      ========

Interest expense on:
  Demand deposits.....................      $     22       $ (1,098)        $ (1,076)          $   (297)     $    905      $    608
  Savings deposits....................          (273)        (1,495)          (1,768)            (1,039)        1,683           644
  Time deposits.......................         6,747            (29)           6,718             12,743        13,312        26,055
  Short-term borrowings...............         2,729           (479)           2,250               (587)        1,590         1,003
  Long-term debt......................          (196)           (21)            (217)               873            92           965
                                            --------       --------         --------           --------      --------      --------
    Total interest-bearing liabilities      $  9,029       $ (3,122)        $  5,907           $ 11,693      $ 17,582      $ 29,275
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

FULTON FINANCIAL CORPORATION
INVESTMENT PORTFOLIO

     The following table sets forth the carrying amount of investment securities held to maturity (HTM) and available for sale (AFS) as of the dates shown:


                                                                               December 31
                                        --------------------------------------------------------------------------------------
                                                           1996                                          1995
                                        ------------------------------------------    ----------------------------------------
                                             HTM           AFS           Total          HTM           AFS           Total
                                        ------------    -----------    -----------    ----------   ----------    -------------
                                                                             (in thousands)
United States Treasury and U.S.
     Government agencies and
     corporations....................        $104,719      $159,148       $263,867      $209,580      $144,058       $353,638

State and municipal..................          50,490             -         50,490        62,606             -         62,606

Other securities.....................           1,326             -          1,326        10,960             -         10,960

Equity securities....................               -        59,772         59,772             -        56,120         56,120

Mortgage-backed securities...........         237,173        98,189        335,362       220,780        56,202        276,982
                                             --------      --------       --------      --------      --------       --------

      Totals.........................        $393,708      $317,109       $710,817      $503,926      $256,380       $760,306
                                             ========      ========       ========      ========      ========       ========

                                                       December 31
                                        -----------------------------------------
                                                           1994
                                             HTM            AFS          Total
                                        -------------   -----------    ----------
United States Treasury and U.S.
     Government agencies and
     corporations....................        $226,754       $ 95,497      $322,251

State and municipal..................          88,166              -        88,166

Other securities.....................          41,107              -        41,107

Equity securities....................               -         47,487        47,487

Mortgage-backed securities...........         159,036         52,223       211,259
                                             --------       --------      --------

      Totals.........................        $515,063       $195,207      $710,270
                                             ========       ========      ========

FULTON FINANCIAL CORPORATION
MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

     The following tables set forth the maturities of investment securities at December 31, 1996 and the weighted average yields of such securities (calculated based upon historical cost).


HELD TO MATURITY (at amortized cost)
----------------



                                                                                    MATURING
                                       -------------------------------------------------------------------------------------
                                                                              After One But              After Five But
                                             Within One Year                Within Five Years           Within Ten Years
                                       ---------------------------   --------------------------    -------------------------
                                           Amount        Yield           Amount        Yield           Amount        Yield
                                       --------------  -----------   --------------  ----------    --------------  ---------
                                                                       (dollars in thousands)
United States Treasury and
     other U.S. Government
     agencies and corporations.......  $       68,545        5.77%   $       32,831       6.03%    $        3,004       6.29%
State and municipal (1)..............          11,041        9.93            25,993       8.90             10,604       8.93
Other securities.....................             797        6.23               318       4.73                211       6.52
                                       --------------  -----------   --------------  ----------    --------------  ---------

   Totals............................  $       80,383        6.35%   $       59,142       7.28%    $       13,819       8.32%
                                       ==============  ===========   ==============  ==========    ==============  =========

Mortgage-backed securities (2).......  $      237,173        6.13%
                                       ==============  ===========

                                       --------------------------------
                                              After Ten Years
                                       --------------------------------
                                           Amount           Yield
                                       --------------  ----------------
United States Treasury and
     other U.S. Government
     agencies and corporations.......  $          339             7.61%
State and municipal (1)..............           2,852             9.44
Other securities.....................               -                -
                                       --------------  ----------------
   Totals............................  $        3,191             9.25%
                                       ==============  ================
Mortgage-backed securities (2).......


AVAILABLE FOR SALE (at estimated fair value)
------------------
                                                                                   MATURING
                                         ------------------------------------------------------------------------------------------
                                                                                 After One But                   After Five But
                                               Within One Year                 Within Five Years                Within Ten Years
                                         ------------------------------ -------------------------------- --------------------------
                                              Amount        Yield              Amount        Yield           Amount         Yield
                                         --------------  -------------- ----------------  -------------- -------------  -----------

                                                                                 (dollars in thousands)
United States Treasury and
     other U.S. Government
     agencies and corporations.......    $       46,611         6.28%   $        108,647          5.90%  $       3,890        6.62%
                                         ==============  ============   ================  =============  =============  ===========

Mortgage-backed securities (2).......    $       98,189         6.17%
                                         ==============  ============

(1) Weighted average yields on tax-exempt securities have been computed on a fully tax-equivalent basis assuming a tax rate of 35 percent.
(2) Maturities for mortgage-backed securities are dependent upon the interest rate environment and prepayments on the underlying loans. For the purpose of this table, the entire balance and weighted average rate is shown in one period.

FULTON FINANCIAL CORPORATION
LOAN PORTFOLIO BY TYPE

     The amounts of loans outstanding (including unearned income) at the indicated dates for the periods are shown in the following table by type of loan
(1):


                                                                                         December 31
                                              --------------------------------------------------------------------------------------

                                                    1996             1995              1994             1993              1992
                                              --------------    --------------   --------------    --------------   --------------
                                                                                  (in thousands)
Commercial, financial and agricultural.....   $      366,223    $      362,009   $      350,278    $      360,868   $      365,210
Real estate - construction.................          110,747            92,717           94,711            65,795           60,715
Real estate - mortgage.....................        1,729,817         1,573,663        1,499,509         1,195,116        1,123,313
Consumer ..................................          532,982           439,873          386,589           295,462          281,386
Leasing and other..........................           43,818            33,771           25,205            18,428           15,149
                                              --------------    --------------   --------------    --------------   --------------

   Totals..................................   $    2,783,587    $    2,502,033   $    2,356,292    $    1,935,669   $    1,845,773
                                              ==============    ==============   ==============    ==============   ==============

(1) At December 31, 1996, Fulton Financial Corporation did not have any loan concentrations to borrowers engaged in the same or similar industries that exceeded 10% of total loans.




MATURITY & SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES

     The following table summarizes the maturity and sensitivity of loans to changes in interest rates as of December 31, 1996:


                                                   One
                              One Year           Through          More Than
                              or Less          Five Years         Five Years           Total
                          ---------------   ---------------    ---------------   ---------------
                                                       (in thousands)
Floating rate........     $     1,036,655   $       110,460    $         5,350   $     1,152,465
Fixed rate...........             107,013           658,413            865,696         1,631,122
                          ---------------   ---------------    ---------------   ---------------

     Totals..........     $     1,143,668   $       768,873    $       871,046   $     2,783,587
                          ===============   ===============    ===============   ===============

FULTON FINANCIAL CORPORATION
RISK ELEMENTS IN LOAN PORTFOLIO

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans and other nonperforming assets (4):

                                                                            December 31
                                                    ---------------------------------------------------------
                                                       1996        1995        1994        1993        1992
                                                    ---------   ---------   ---------   ---------   ---------
                                                                          (in thousands)
     Nonaccrual loans (1) (2) (3)...............    $  12,879   $  12,795   $  15,846   $  15,135   $  21,133
     Accruing loans past due 90 days or more....        6,776       7,928       5,654       5,807       6,068
     Other real estate..........................        1,750       1,785       2,870       2,282       1,705
                                                    ---------   ---------   ---------   ---------   ---------

          Totals................................    $  21,405   $  22,508   $  24,370   $  23,224   $  28,906
                                                    =========   =========   =========   =========   =========


(1) Includes impaired loans as defined by Statement of Financial Accounting Standards No. 114 of approximately $11.3 million at December 31, 1996.

(2) As of December 31, 1996, the gross interest income that would have been recorded during 1996 if nonaccrual loans had been current in accordance with their original terms was approximately $1.5 million. The amount of interest income on those nonaccrual loans that was included in 1996 net income was approximately $720,000. At December 31, 1996, $12.4 million of nonaccrual loans are considered to be adequately secured.

(3) Accrual of interest is generally discontinued when a loan becomes 90 days past due as to principal and interest. When interest accruals are discontinued, interest credited to income is reversed. Nonaccrual loans are restored to accrual status when all delinquent principal and interest becomes current or the loan is considered secured and in the process of collection. Certain loans, primarily residential mortgages, that are determined to be sufficiently collateralized may continue to accrue interest after reaching 90 days past due.

(4) Excluded from the amounts presented above at December 31, 1996 are $11.2 million in domestic commercial loans for which payments were current, but as to which the borrowers were experiencing significant financial difficulties. These loans are subject to constant management attention and their classification is reviewed monthly.

FULTON FINANCIAL CORPORATION
SUMMARY OF LOAN LOSS EXPERIENCE

An analysis of the Corporation's loss experience is as follows:

                                                                           Year Ended December 31
                                                       --------------------------------------------------------------
                                                          1996         1995         1994         1993         1992
                                                       ----------   ----------   ----------   ----------   ----------
                                                                           (dollars in thousands)
Loans outstanding at end of year...................    $2,776,225   $2,493,322   $2,345,340   $1,923,124   $1,829,981
                                                       ==========   ==========   ==========   ==========   ==========
Daily average balance of loans and leases..........    $2,617,739   $2,390,737   $2,059,883   $1,861,478   $1,782,209
                                                       ==========   ==========   ==========   ==========   ==========
Balance of allowance for loan losses
   at beginning of year............................    $   38,272   $   37,279   $   29,932   $   30,282   $   24,393

Loans charged-off:
   Commercial, financial and agricultural..........         1,528        1,808        1,759        3,652        6,539
   Real estate - construction......................            30            -          144            -            -
   Real estate - mortgage..........................         1,133        1,974        1,205        3,856        2,832
   Consumer........................................         2,392        1,650        1,044        1,425        1,666
   Leasing and other...............................            50           59           33           51           56
                                                       ----------   ----------   ----------   ----------   ----------
   Total loans charged-off.........................         5,133        5,491        4,185        8,984       11,093
                                                       ----------   ----------   ----------   ----------   ----------
Recoveries of loans previously charged-off:
   Commercial, financial and agricultural..........         1,173        1,459        1,188        2,109          679
   Real estate - construction......................             -            -           58            -            -
   Real estate - mortgage..........................         1,373          471          587          228          242
   Consumer........................................           908          701          485          559          614
   Leasing and other...............................            22           20           29           62           10
                                                       ----------   ----------   ----------   ----------   ----------
   Total recoveries................................         3,476        2,651        2,347        2,958        1,545
                                                       ----------   ----------   ----------   ----------   ----------

Net loans charged-off...............................        1,657        2,840        1,838        6,026        9,548

Provision for loan losses...........................        4,192        3,833        2,715        5,676       15,437
Allowance purchased from
   Central Pennsylvania Financial Corp..............            -            -        6,470            -            -
                                                       ----------   ----------   ----------   ----------   ----------

Balance at end of year..............................   $   40,807   $   38,272   $   37,279   $   29,932   $   30,282
                                                       ==========   ==========   ==========   ==========   ==========

Ratio of net charge-offs during period to
   average loans....................................        0.06%        0.12%        0.09%        0.32%        0.54%
                                                       ==========   ==========   ==========   ==========   ==========
Ratio of allowance for loan losses to loans
   outstanding at end of year.......................        1.47%        1.53%        1.59%        1.56%        1.65%
                                                       ==========   ==========   ==========   ==========   ==========

FULTON FINANCIAL CORPORATION
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses has been allocated as follows to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated:


                                                                     December 31
                                ------------------------------------------------------------------------------------
                                           1996                         1995                          1994
                                -------------------------    -------------------------     -------------------------
                                                               (dollars in thousands)

                                                   % of                         % of                          % of
                                                 loans in                     loans in                      loans in
                                                   each                         each                          each
                                 Allowance       category     Allowance       category      Allowance       category
                                 ---------       --------     ---------       --------      ---------       --------

Commercial, financial
  & agriculture.............    $    9,604          13.2%    $   11,503          14.5%     $   14,611          14.9%
Real estate - construction
  & mortgages...............        11,427          66.1         12,023          66.6          12,615          67.6
Consumer, leasing
  & other...................         2,561          20.7          2,609          18.9           2,392          17.5
Unallocated.................        17,215             -         12,137             -           7,661             -
                                ----------     ----------    ----------     ----------     ----------     ----------

  Totals....................    $   40,807         100.0%    $   38,272         100.0%     $   37,279         100.0%
                                ==========     ==========    ==========     ==========     ==========     ==========


                                                      December 31
                                ------------------------------------------------------
                                           1993                         1992
                                -------------------------    -------------------------
                                                (dollars in thousands)

                                                   % of                         % of
                                                 loans in                     loans in
                                                   each                         each
                                 Allowance       category     Allowance       category
                                 ---------       --------     ---------       --------

Commercial, financial
  & agriculture.............    $   14,149          18.6%    $   17,141          19.8%
Real estate - construction
  & mortgages...............        11,088          65.1          9,131          64.2
Consumer, leasing
  & other...................         2,665          16.3          2,864          16.0
Unallocated.................         2,030             -          1,146             -
                                ----------     ----------    ----------     ----------

  Totals....................    $   29,932         100.0%    $   30,282         100.0%
                                ==========     ==========    ==========     ==========


(1) The Corporation allocates the allowance for loan losses in three components:
    (1) specific accounts; (2) 50% of doubtful, 15% of substandard and 10% of fair internally risk rated loans (excluding those subject to specific allocation under (1)); and (3) based upon historical averages for the remaining balances. As of December 31, 1996, the Corporation has allocated $9.5 million based on four-year historical averages, as follows: $3.7 million commercial, $2.5 million consumer, $3.3 million mortgage, and $89,000 leasing. Additional allocations of the allowance for loan losses include: $143,000 for specific accounts; $7.4 million for fair rated loans; $6.0 million for substandard rated loans; $322,000 for doubtful rated loans; and $178,000 for off-balance sheet risk for standby letters of credit.

(2) Charge-offs for 1997 are not anticipated to exceed $2.7 million:
    commercial - $1.0 million; consumer - $1.0 million; mortgage - $600,000 and leases $100,000. The overall risk factors in the portfolio are best evidenced by a 30 day and over delinquency rate in the 2.00% to 2.50% range and overall credit risk ratings of satisfactory and above for 75% of the commercial and real estate portfolios.

FULTON FINANCIAL CORPORATION
DEPOSITS

     The average daily balances of deposits and rates paid on such deposits are summarized for the periods indicated in the following table:

                                                                            Year Ended December 31
                                                ------------------------------------------------------------------------------
                                                         1996                        1995                         1994
                                                ---------------------       ---------------------        ---------------------
                                                  Amount       Rate           Amount       Rate            Amount       Rate
                                                ----------   --------       ----------   --------        ----------   --------
                                                                            (dollars in thousands)
Noninterest-bearing demand deposits......       $  425,079       - %        $  385,686       - %         $  360,201       - %
Interest-bearing demand deposits.........          366,912     1.79            365,868     2.09             382,012     1.84
Savings deposits.........................          762,272     2.43            772,663     2.63             815,801     2.41
Time deposits............................        1,421,090     5.51          1,298,697     5.51           1,014,723     4.49
                                                ----------   -------        ----------    ------         ----------    ------

Totals...................................       $2,975,353     3.47%        $2,822,914     3.53%         $2,572,737     2.81%
                                                ==========   =======        ==========    ======         ==========    ======


     Maturities of time deposits of $100,000 or more outstanding at December 31, 1996 are summarized as follows:

                                                     Time Deposits
                                                     Over $100,000
                                                   -----------------
                                                     (in thousands)
          Three months or less..................    $       64,452
          Over three through six months.........            25,676
          Over six through twelve months........            31,514
          Over twelve months....................            38,562
                                                   -----------------

          Totals................................    $      160,204
                                                   =================


FULTON FINANCIAL CORPORATION
SHORT-TERM BORROWINGS

     The following table presents information related to Federal funds purchased and securities sold under agreements to repurchase. No other categories of short-term borrowings exceeded 30% of shareholders' equity at December 31, 1996.

                                                                                   December 31
                                                                  -------------------------------------------
                                                                      1996           1995             1994
                                                                  -----------     -----------     -----------
                                                                              (dollars in thousands)
      Amount outstanding at December 31...................           $211,440        $126,372        $183,923

      Weighted average interest rate at year end..........              4.86%           4.88%           4.93%

      Maximum amount outstanding at any month end.........           $233,564        $216,650        $201,187

      Average amount outstanding during the year..........           $179,536        $125,219        $140,857

      Weighted average interest rate during the year......              4.76%           5.02%           3.75%

FULTON FINANCIAL CORPORATION
RETURN ON EQUITY AND ASSETS

     The ratio of net income to average shareholders' equity and to average total assets and certain other ratios are as follows:

                                                                          Year Ended December 31
                                                    -------------------------------------------------------------------
                                                       1996          1995          1994         1993(1)         1992
                                                    ----------    ----------    ----------    ----------     ----------
Percentage of net income to:
   Average shareholders' equity.................      14.16%        14.10%        13.79%         12.39%        10.53%
   Average total assets.........................       1.44          1.40          1.38           1.19          0.99

Percentage of dividends declared per common
   share to net income per common share.........      42.1          39.3          38.5           43.0          43.2

Percentage of average shareholders' equity
   to average total assets......................      10.2           9.9          10.0            9.6           9.4

(1) Percentage of income before cumulative effect of changes in accounting principles to average shareholders' equity and average total assets was 13.64% and 1.31%, respectively.

FULTON FINANCIAL CORPORATION
INTEREST SENSITIVITY TABLE
December 31, 1996

                                            Floating         Three        Three to         Six to          Greater
                                            or Daily         Months         Six            Twelve            Than
                                           Adjustable        or Less       Months          Months          One Year       Total
                                          ------------    ------------  ------------    ------------     ------------  ------------
                                                                                 (in thousands)
Assets
------
Interest-bearing deposits..............   $        351    $      1,677  $          -    $          -     $          -  $      2,028
Taxable investments....................              -          80,675        69,066         145,928          305,958       601,627
Tax exempt investments.................              -           7,414         1,373          10,776           30,926        50,489
Equity securities......................              -             744           744           1,486           41,282        44,256
Loans and direct lease financing.......        694,641         183,123       152,190         318,980        1,427,291     2,776,225
                                          ------------    ------------  ------------    ------------     ------------  ------------

   Total rate sensitive assets.........   $    694,992    $    273,633  $    223,373    $    477,170     $  1,805,457  $  3,474,625
                                          ============    ============  ============    ============     ============  ============

Liabilities
-----------

Demand deposits (1)....................   $     95,375    $      5,872  $      5,872    $     11,744     $    254,862  $    373,725
Savings deposits (2)...................        340,620           8,426         8,426          18,232          364,708       740,412
Time deposits..........................         27,451         312,716       251,176         308,285          551,734     1,451,362
Short-term debt........................        216,432               -             -               -                -       216,432
Long-term debt.........................              -             932           205             423           47,600        49,160
                                          ------------    ------------  ------------    ------------     ------------  ------------

   Total rate sensitive liabilities....   $    679,878    $    327,946  $    265,679    $    338,684     $  1,218,904  $  2,831,091
                                          ============    ============  ============    ============     ============  ============

Period gap.............................           1.02            0.83          0.84            1.41             1.48

Cumulative gap.........................           1.02            0.96          0.94            1.04             1.23


(1) NOW accounts - Despite the fact that NOW account funds could be withdrawn at any time, experience reflects only the normal monthly (beginning, middle, and end of the month) balance changes coupled with slow but stable growth. These accounts historically have exhibited all the characteristics of transaction accounts and are therefore somewhat insensitive to minor fluctuations in interest rates. The table assumes that 18% of NOW account balances are subject to repricing within one year or approximately $48 million dollars. This percentage has been based upon recent trends as well as management's assessment of the effect of current conditions.

(2) Savings deposits include money market accounts, statements savings accounts and passbook savings accounts. In view of the historic stable deposit levels and after analysis of recent deposit flows, management feels it is realistic to use 9% to project passbook and statement savings repricings within one year. Money market deposit accounts can be subject to repricing as frequently as daily.

Item 2. Properties
------------------

           The administrative headquarters of Fulton Financial Corporation and Fulton Bank is located in a six-story brick building at the northeast corner of Penn Square in the City of Lancaster, Pennsylvania. This building, together with fourteen properties upon which Fulton Bank branch offices are located, are owned in fee by Fulton Bank, free and clear of encumbrances. Five properties upon which Fulton Bank branch offices are located and four properties upon which remote service facilities are located are leased by Fulton Bank from nonaffiliated persons. Eighteen properties upon which Fulton Bank branch offices are located and two properties upon which remote service facilities are located are owned or leased by Fulton Financial Realty Company and subleased to Fulton Bank. Office space is leased by Fulton Financial Realty Company and subleased to Fulton Financial Corporation and Fulton Bank. The foregoing leases expire intermittently over the years through the year 2023 and most are subject to one or more renewal options. The Fulton Bank Administrative Service Center is located on property which is owned free and clear of encumbrances by Fulton Financial Realty Company.

           The administrative headquarters of Farmers Trust Bank is located in a five-story building at 817 Cumberland Street in Lebanon, Pennsylvania. This building and three branch offices are owned in fee by Farmers Trust Bank, free and clear of encumbrances. One of the properties upon which a Farmers Trust Bank branch office is located is leased by Fulton Financial Realty Company and subleased to Farmers Trust Bank, while three additional properties are owned by Fulton Financial Realty Company and leased to Farmers Trust Bank for branch offices. Farmers Trust Bank has erected a remote service facility on an additional property, which is leased from a nonaffiliated person. These leases expire intermittently over the years through the year 2009 and are subject to two renewal options.

           The administrative headquarters and operations center of Swineford National Bank are located in a one-story brick building on Routes 11 and 15 in Hummels Wharf, Pennsylvania. In addition to a branch located at the site of the operations center, Swineford National Bank operates five other branch offices. The Hummels Wharf property and four branch offices are owned free and clear of encumbrances by Swineford National Bank. One additional property used for a branch office is leased by Swineford National Bank from a non-affiliated person. This lease expires in 1997 and is subject to one renewal option.

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

           The administrative headquarters of FNB Bank, N.A. is located at 354 Mill Street, Danville, Pennsylvania. This building and three branch offices are owned in fee by FNB Bank, N.A. free and clear of encumbrances. Two other branch facilities are leased by FNB Bank, N.A. from nonaffiliated persons. These leases expire intermittently over the years through the year 2014 and are subject to one or more options.

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

           The administrative headquarters and operations center for Delaware National Bank are located at 9 South Dupont Highway, Georgetown, in Sussex County, Delaware. The facility is approximately 8,000 square feet on the first and second floors of a former bank operations facility leased from a non-affiliated entity. Two bank branch offices are leased from non-affiliated entities. These leases expire intermittently over the years through the year

2012 and are subject to one or more renewal options. Four branch offices are owned free and clear of encumbrances by Delaware National Bank.

           The administrative headquarters of The Bank of Gloucester County is located at 100 Park Avenue, Woodbury, in Gloucester County, New Jersey. This building and five branch offices are owned by the bank, free and clear of encumbrances. The operations center and one branch office are leased from non-affiliated entities at market rates for varying terms.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

           No matters were submitted to a vote of security holders of Fulton Financial Corporation during the fourth quarter of 1996.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

           The information appearing under the heading "Capital Resources" and "Common Stock" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

FULTON FINANCIAL CORPORATION
5-YEAR CONSOLIDATED SUMMARY OF OPERATIONS

                                                                                   For the Year
                                               -------------------------------------------------------------------------------------

                                                     1996             1995              1994             1993              1992
                                                 -------------    --------------    -------------     -------------    -------------

                                                                   (Dollars in thousands, except per-share data)
Interest income.............................   $      268,657    $      251,669    $     210,550     $     198,201    $     210,175
Interest expense............................          113,802           107,895           78,620            77,499           98,836
                                                 -------------    --------------    -------------     -------------    -------------

Net interest income.........................          154,855           143,774          131,930           120,702          111,339
Provision for loan losses...................            4,192             3,833            2,715             5,676           15,437
Other income................................           32,803            29,889           26,397            29,939           25,636
Other expenses..............................          110,151           104,611           97,508            95,006           87,025
                                                 -------------    --------------    -------------     -------------    -------------

Income before income taxes..................           73,315            65,219           58,104            49,959           34,513
Income taxes................................           21,297            17,907           15,587            12,043            7,064
                                                 -------------    --------------    -------------     -------------    -------------

Income before cumulative effect of changes
     in accounting principles...............           52,018            47,312           42,517            37,916           27,449
Cumulative effect of changes
     in accounting principles...............                -               -                -              (3,457)             -
                                                 -------------    --------------    -------------     -------------    -------------

Net income..................................   $       52,018    $       47,312   $       42,517    $       34,459   $       27,449
                                                 =============    ==============    =============     =============    =============


PER-SHARE DATA (1)
------------------
Income before cumulative effect of changes

     in accounting principles...............   $       1.58      $        1.44    $        1.30     $        1.17    $        0.86
Net income..................................           1.58               1.44             1.30              1.06             0.86
Cash dividends..............................           0.665              0.566            0.501             0.456            0.376

AT YEAR END
-----------
Total assets................................   $    3,769,385        $3,524,568       $3,338,427        $2,954,908       $2,896,010
Net loans...................................        2,735,418         2,455,050        2,308,061         1,894,445        1,800,432
Deposits....................................        3,054,174         2,915,269        2,738,897         2,496,581        2,538,503
Long-term debt..............................           49,160            34,689           27,283            13,051           16,764
Shareholders' equity........................          385,678           354,014          319,608           298,581          269,811
Average shareholders' equity................          367,386           335,633          308,273           278,026          260,619
Average total assets........................        3,616,134         3,382,069        3,091,720         2,884,838        2,770,438

(1) Per-share data is based on the weighted average outstanding shares adjusted for stock dividends and stock splits.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

           This discussion concerns Fulton Financial Corporation (the Corporation), a bank holding company incorporated under the laws of the Commonwealth of Pennsylvania in 1982, and its wholly-owned subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and other financial information presented in this report.

MERGER ACTIVITY
---------------

           During 1996, the Corporation continued its external growth through strategic acquisitions. One acquisition of a new banking affiliate was completed during the year, while a second acquisition was announced..

           On February 29, 1996, the Corporation completed the previously announced acquisition of Gloucester County Bankshares, Inc. (Gloucester County). As provided under the terms of the merger agreement, Gloucester County was merged with and into the Corporation and each of the outstanding shares of the common stock of Gloucester County was converted into 1.74 shares of the common stock of the Corporation.

           The Corporation issued a total of 1.8 million shares of its common stock in connection with the Gloucester County merger. The transaction was accounted for as a pooling of interests and, therefore, the financial information presented herein has been restated to include the accounts of Gloucester County for all periods presented.

           Through this transaction, the Corporation acquired ownership of The Bank of Gloucester County, its first banking subsidiary in New Jersey. The Bank of Gloucester County, with approximately $235 million in assets as of December 31, 1996, is headquartered in Woodbury, New Jersey, and operates seven branch offices in Gloucester County, New Jersey.

           On February 28, 1997, the Corporation completed the previously announced acquisition of The Woodstown National Bank & Trust Company (Woodstown). Woodstown, with approximately $270 million in assets, is headquartered in Woodstown, New Jersey and operates four branches in Salem County and two branches in Gloucester County. As provided under the terms of the merger agreement, Woodstown became a subsidiary of the Corporation and each of the outstanding shares of the common stock of Woodstown was converted into 1.6 shares of the common stock of the Corporation.

           The Corporation issued approximately 2.9 million shares of its common stock in connection with the Woodstown merger. The transaction was accounted for as a pooling of interests. Since consummation of the merger occurred subsequent to December 31, 1996, the financial information presented herein does not include the accounts of Woodstown.

           On October 1, 1994, the Corporation acquired Central Pennsylvania Financial Corp. (CPFC), a savings and loan holding company headquartered in Shamokin, Pennsylvania, in exchange for cash of approximately $45.9 million. Through this transaction, the Corporation acquired ownership of Central Pennsylvania Savings Association, F.A. (CPSA), a federal savings association which was headquartered in Shamokin. Immediately following the merger, approximately $260 million of CPSA's assets and $225 million of its liabilities were distributed among the Corporation's various banking subsidiaries. The major portion of the net assets distributed represented ten branches in Cumberland, Dauphin, Lycoming, Montour, Northumberland, Snyder and Union Counties, Pennsylvania.

           The transaction was accounted for as a purchase of assets and assumption of liabilities. The Corporation's financial statements include the results of CPFC from the October 1, 1994 acquisition date forward.


RESULTS OF OPERATIONS
---------------------

           The Corporation achieved record net income of $52.0 million for the year ended 1996. This represents an increase of $4.7 million or 9.9% over 1995's net income of $47.3 million, which was an increase of $4.8 million or 11.3% over 1994's net income of $42.5 million.

           The Corporation continued to achieve a strong return on average assets (ROA), a widely used performance barometer within the financial services industry. This ratio was 1.44% for 1996 compared to 1.40% for 1995 and

1.38% for 1994. Return on average shareholders' equity (ROE), another measure of performance, increased in 1996 to 14.16% from 14.10% in 1995 and 13.79% in 1994.

           The 9.9% increase in earnings in 1996 was driven by growth in both net interest income and other income, offset somewhat by related increases in noninterest expenses.

Net Interest Income

           Net interest income is the most significant contributor to the Corporation's net income. During 1996, net interest income increased 7.7% to $154.9 million compared to increases of 9.0% and 9.3% during 1995 and 1994, respectively. The "Comparative Average Balance Sheets and Net Interest Income Analysis" on page 15 summarizes the components of the net interest income growth. The increases in interest income and interest expense during 1996 were due mainly to growth in interest-earning assets and interest-bearing liabilities while average rates over the period remained fairly stable. In 1995, increases were a result of both rate and volume fluctuations.

           Interest income increased $17.0 million or 6.8% from $251.7 million in 1995 to $268.7 million in 1996 This increase reflects the growth in average interest-earning assets, which increased $227.3 million or 7.3% during 1996, after increasing $275.4 million or 9.7% during 1995 and $187.3 million or 7.0% during 1994. The Corporation generated significant growth in loans as a result of the strong economy in its markets. Average loans increased $227.0 million (9.5%), $330.9 million (16.1%) and $198.4 million (10.7%) during 1996, 1995 and
1994, respectively. A portion of this growth during 1995 and 1994 was due to the October 1, 1994 acquisition of CPFC.

           The yield on interest-earning assets decreased to 8.01% in 1996 from 8.05% in 1995. The slight decrease in the 1996 yield is primarily a result of the yield on loans declining by 19 basis points, offset by an increase in yields on investments. Many of the Corporation's loans are adjustable rate and, as such, the overall loan portfolio yield is influenced by changes in certain market indices, such as the prime rate. The Fulton Bank prime rate declined from an average of 8.8% in 1995 to 8.3% in 1996.

           The 1995 yield on interest-earning assets was 8.9% higher than the 7.39% yield in 1994. This increase is a result of two factors. First, in 1995, the yield on loans increased 56 basis points to 8.81% from 8.25% in 1994 as the average prime rate increased from 7.1% to 8.8%. Secondly, a more significant change in the composition of interest-earning assets occurred. Loans increased to 77% of total interest-earning assets from 72% in 1994. Since loans generally have a higher yield than investments, this shift also influenced overall yields.

           Interest expense increased $5.9 million or 5.5%, reflecting the growth in interest-bearing liabilities during 1996. Interest-bearing liabilities increased $164.4 million or 6.3% during 1996, after increasing $222.9 million or 9.4% during 1995 and $134.0 million or 6.0% during 1994. While a significant portion of the growth during 1995 and 1994 was due to the acquisition of CPFC, increases in interest-bearing liabilities were required to fund continued loan growth. Average interest-bearing deposits have provided much of this growth, increasing $113.0 million (4.6%), $224.7 million (10.2%) and $50.4 million (2.3%) during 1996, 1995 and 1994, respectively. As competition for customer deposits has intensified over the past few years, the Corporation has also turned to short-term borrowings as an additional funding source. In 1996, short-term borrowings increased 54.3 million or 43.4% over 1995. The cost of interest-bearing liabilities decreased slightly from 4.16% for 1995 to 4.13% for 1996, after increasing from 3.32% in 1994. The changes in the cost of funds primarily reflect fluctuations of the interest rate environment.

Provision for Loan Losses

           The provision for loan losses for 1996 totaled $4.2 million, compared to the 1995 and 1994 provisions of $3.8 million and $2.7 million, respectively. The statement of income for 1994 does not reflect the addition to the allowance for loan losses of $6.5 million as a result of the CPFC acquisition. At December 31, 1996, the allowance for loan losses as a percentage of loans (net of unearned income) stood at 1.47%, as compared to 1.53% and 1.59% at December 31, 1995 and 1994, respectively.

           The Corporation's subsidiary banks continued their excellent net charge-off record during 1996. For the year, the subsidiary banks recorded net charge-offs of $1.7 million or 0.06% of average loans outstanding. This represents a decrease from the levels recorded during 1995, $2.8 million or 0.12%, and 1994, $1.8 million or

0.09%. In management's opinion, the allowance for loan losses of $40.8 million, or 1.47% of loans and 1.91 times nonperforming assets (1.70 at December 31, 1995) is adequate to absorb any foreseeable loan losses.

           The detail of nonperforming assets as of December 31, and net charge-offs by category for 1996 and 1995 is as follows:

                                             Nonperforming Assets                    Net Charge-Offs
                                     -------------------------------------  ----------------------------------
                                            1996              1995               1996               1995
                                     ----------------      ---------------  --------------     ---------------
                                                                   (in thousands)
Real Estate Loans.................    $        11,151      $        14,495  $        (210)     $         1,503
Commercial &
     Industrial Loans.............              5,131                4,570             355                 349
Consumer Loans....................              3,373                1,658           1,512                 988

Other Real Estate Owned...........              1,750                1,785              -                   -
                                     ----------------      ---------------  --------------     ---------------
                                      $        21,405      $        22,508  $        1,657     $         2,840
                                     ================      ===============  ==============     ===============

           Nonperforming assets include all loans 90 days or more past due as to principal or interest, nonaccrual loans and other real estate owned. The majority of the nonperforming real estate loans above represents residential real estate loans which, in the opinion of management, are adequately secured.

Other Income

           Noninterest income was $32.8 million for 1996. This represents an increase of $2.9 million or 9.7% over the 1995 total of $29.9 million, which, in turn, was 13.2% higher than the 1994 total of $26.4 million. Almost all noninterest income categories increased during 1996, reflecting the Corporation's growth.

           Investment management and trust services income reached a record level of $7.8 million in 1996, an increase of $423,000 or 5.8%, following a 1995 increase of $390,000 or 5.6%. Adjusting for a one-time change in the method of recognizing income on certain employee benefit plans, the increase in income was 9.4% in 1996 and 6.7% in 1995. The growth during 1996 and 1995 was due to ongoing expansion and increased marketing of traditional trust services as well as the continued success of several innovative investment management products. The customized Cash Reserve Investment Management product continued to grow as an important vehicle for companies, municipalities, and not-for-profit institutions looking to enhance the short-term return on their invested funds. Likewise, private banking, which integrates personalized investment portfolio management with traditional commercial bank deposit and loan services, continued to attract new clients. An expanded, full-service 401(k) program was introduced toward the end of 1995 which contributed to trust revenue growth during 1996.

           Service charges on deposit accounts increased $2.2 million or 20.8% during 1996, after increasing $606,000 or 6.0% in 1995. The significant increase in 1996 is attributable to changes in fee structures on many of the Corporation's deposit products and services, including the introduction of foreign ATM charges by certain subsidiary banks, and continued growth in the Corporation's fee-based deposits. The Corporation uses a product review and development process through which all products and services provided by the Corporation's subsidiary banks are reviewed on a rotating basis. This review allows the Corporation to formally assess product features and pricing in comparison to its competitors.

           Other service charges and fees increased $244,000 or 3.2% during 1996 after increasing $1.5 million, or 25.3% in 1995. The increase in 1996 was mainly due to normal growth. In 1995, however, other service charges and fees were positively impacted by the first full year of income from the Corporation's debit card, which was introduced in late 1994. This product produced additional revenue of approximately $450,000 in 1995 and $650,000 in 1996. Income in 1995 also increased as a result of several non-recurring items, including $180,000 in life insurance proceeds and $371,000 from gains on dispositions of other real estate.

           Investment security gains decreased $81,000 or 2.5% to a level of $3.1 million for 1996. As a percentage of noninterest income, investment security gains represented 9.5%, 10.7% and 8.1% during 1996, 1995 and 1994, respectively. The majority of the gains realized during 1996, $2.9 million, were generated from the sale of equity securities. Management monitors the Corporation's available for sale securities and makes periodic sale and investment decisions based on current and expected market conditions. During 1996, certain investments were sold as a result of management's assessment of market conditions.

Other Expenses

            Noninterest expenses for 1996 increased $5.6 million or 5.3% to $110.2 million, from the 1995 total of $104.6 million, after increasing $7.1 million or 7.3% during 1995.

           Salaries and employee benefits expense, which accounts for the largest portion of other expenses, increased $1.8 million or 3.3% during 1996. Increases of $4.2 million, or 8.4%, and $2.8 million, or 5.9%, were registered for 1995 and 1994, respectively. The moderate increase in salaries and benefits in 1996 was in line with the Corporation's target of a 4% increase. In 1996 there were no significant or unusual changes in the organization which impacted salaries and benefits. The average number of full-time equivalent employees remained constant at 1,735 for both 1996 and 1995. The Corporation continued to improve salary efficiencies by reducing the ratio of employees to million dollars of average assets to 0.48 in 1996 from 0.51 in 1995. The Corporation continues to evaluate its structure to improve operating efficiencies.

           The increase in salaries and benefits expense in 1995 was a result of two primary factors. First, 1995 was the first full year in which CPFC was a part of the Corporation. Secondly, in 1995, the Corporation paid an additional bonus to substantially all employees. This bonus cost the Corporation approximately $715,000. Excluding these items, the 1995 increase in expense was approximately 4%.

           Net occupancy expense increased $517,000 or 5.8% during 1996, compared to an increase of $1.2 million or 15.5% in 1995 and a decrease of $257,000 or 3.2% in 1994. The significant increase in 1995 reflects the cost of operating the eight remaining branches acquired from CPFC in 1994, as well new branches opened during 1994 and 1995.

           Equipment expense increased $308,000 or 5.9% in 1996, after decreasing $235,000 or 4.3% in 1995 and increasing $187,000 or 3.5% in 1994. The increase in 1996 is attributable to depreciation on new equipment acquired during 1995 and 1996.

           FDIC assessment expense decreased $320,000 or 9.0% in 1996 after decreasing $2.2 million or 38.5% in 1995. These decreases reflect both the changes in the assessment rates set by the FDIC and the effect of recent legislation. The Corporation has approximately $400 million in Savings Association Insurance Fund (SAIF)-insured deposits, consisting of all of the deposits at Great Valley Savings Bank and all of the deposits acquired from CPFC, which were distributed to three other banking affiliates. The remaining deposits of the Corporation are Bank Insurance Fund (BIF)-insured. Effective June 1, 1995, the rate on the Corporation's BIF-insured deposits was reduced from 23 basis points to 4 basis points as the BIF became fully funded at its mandated minimum level. All of the Corporation's BIF-insured deposits qualified for the lowest rate as its banks met the prescribed measures of strength. The significant decline in 1995 expense was a direct result of this reduction.

           Effective January 1, 1996, the rate on the Corporation's BIF-insured deposits was reduced from four basis points to zero, with a requirement for a minimum premium of $2,000 per institution. However, these savings, which approximated $2.8 million in 1996, were offset by a special one-time assessment on SAIF-insured deposits. On September 30, 1996, legislation was enacted to adequately fund the SAIF, which remained undercapitalized as a result of the savings and loan crisis in the late 1980s. The legislation called for a one-time assessment on SAIF-insured deposits. The Corporation's share of this assessment, which was expensed in the third quarter, was approximately $2.5 million. As a result of this special one-time assessment, the SAIF became fully funded, and SAIF insurance rates were reduced to the BIF levels.

           This legislation also provided that the repayment of the Financing Corporation (FICO) bonds, which had been issued to finance the thrift bailout, be shared by both banks and thrifts. For the three-year period beginning January 1, 1997, SAIF-insured deposits will be assessed at an annual rate of 0.0644% while BIF-insured deposits will pay an assessment rate of .0129%. Beginning January 1, 2000, both BIF and SAIF-insured deposits will be assessed at an annual rate of 0.0243%.

           For the Corporation, the decrease in its SAIF assessment (from 23 basis points to 6.44 basis points) will be greater than the increase in its BIF assessment (from zero to 1.29 basis points). The Corporation's FDIC insurance expense calculated by applying the 1997 assessment rates to its 1996 year-end deposit balances is expected to be approximately $600,000.

           Special services expense, which represents the cost of data processing, increased $797,000 or 13.9% during 1996 after increasing $702,000 or 14.0% in 1995 and decreasing $228,000 or 4.3% in 1994. The Corporation has generally been able to control this cost by implementing and maintaining a common system for all subsidiaries under a corporate contract. The 1996 and 1995 increases are due to growth in trust operations and loans, resulting in larger transaction volumes and costs. In addition, the Corporation outsourced student loan processing in 1995, which increased this expense by approximately $75,000.

           Other expenses increased $2.5 million or 9.3% during 1996 after increasing $3.4 million or 14.9% during 1995. Expenses in this category include stationery and supplies, postage, audits, telecommunications, Pennsylvania shares tax, advertising, insurance, legal fees and goodwill amortization. The increase in 1996 was due mainly to operating risk losses (increase of $492,000 or 58.7%); OREO expense, ($269,000 or 140.1%) due to certain properties held by one of the Corporation's subsidiary banks; and other insurance ($334,000 or 56.4%) as a result of expense related to the Corporation's Life Insurance Plan. Other increases are a result of normal growth in the Corporation. Contributing to the increase during 1995 were goodwill amortization (increase of $840,000 or 117.9%) related to the CPFC acquisition which was effective October 1, 1994; stationary and supplies (increase of $601,000 or 27.0%) due to increases in both volume and increased paper costs in general; advertising ($671,000 or 26.4% increase); and postage (increase of $337,000 or 18.3%) due to increases in both volume and postage rates.

Income Taxes

           Income tax expense continued to increase both in absolute dollars and as a percentage of pretax income. The effective tax rate was 29.0% in 1996 compared to 27.5% and 26.8% in 1995 and 1994, respectively. The increase in the effective tax rate reflects the reduction in the beneficial effect of tax-exempt income as the Corporation's investments in tax free securities continued to decline.

FULTON FINANCIAL CORPORATION
AVERAGE CONSOLIDATED BALANCE SHEETS

                                                                                   Month Ended December 31
                                                                        ------------------------------------------------------------

                                                                             1996                   1995                  1994
                                                                          ------------           ------------          ------------
ASSETS                                                                                         (in thousands)
------
Cash and due from banks...........................................        $    140,701           $    142,583          $    151,201
Interest-bearing deposits with other banks........................               2,038                  4,302                 2,540
Federal funds sold................................................                 387                 18,297                14,632
Investment securities.............................................             711,352                730,009               718,941
Loans, including loans held for sale..............................           2,766,148              2,473,449             2,336,379
Less: Allowance for loan losses...................................             (41,541)               (38,209)              (38,120)

                                                                           -----------            -----------           -----------
         Net Loans................................................           2,724,607              2,435,240             2,298,259
                                                                           -----------            -----------           -----------

Premises and equipment............................................              50,879                 47,375                45,768
Other assets......................................................             105,129                100,706                99,475
                                                                           -----------            -----------           -----------
         Total Assets.............................................         $ 3,735,093            $ 3,478,512           $ 3,330,816
                                                                           ===========            ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
  Noninterest-bearing.............................................         $   454,506            $   406,455           $   380,851
  Interest-bearing................................................           2,555,606              2,482,496             2,355,360
                                                                           -----------            -----------           -----------
         Total Deposits...........................................           3,010,112              2,888,951             2,736,211
                                                                           -----------            -----------           -----------

Short-term borrowings.............................................             235,642                129,227               185,491
Long-term debt....................................................              38,234                 34,692                27,928
Other liabilities.................................................              68,794                 73,853                60,614
                                                                           -----------            -----------           -----------
         Total Liabilities........................................           3,352,782              3,126,723             3,010,244
                                                                           -----------            -----------           -----------

         Total Shareholders' Equity...............................             382,311                351,789               320,572
                                                                           -----------            -----------           -----------
         Total Liabilities and Shareholders' Equity...............         $ 3,735,093            $ 3,478,512           $ 3,330,816
                                                                           ===========            ===========           ===========

FINANCIAL CONDITION
-------------------

           The Corporation functions as a financial intermediary and therefore its financial condition is analyzed in terms of its sources and uses of funds. The table on page 18 highlights the trends in the balance sheet over the past two years. Because annual averages tend to conceal trends and year-end balances can be distorted by one-day fluctuations, the December monthly averages for each year are provided to give a better indication of trends in the balance sheet. All references within the discussion that follows are to such average balances unless specifically noted otherwise.

           The Corporation's assets continued to grow during 1996, reaching the level of $3.7 billion, an increase of $256.6 million or 7.4% as compared to 1995. The rate of growth for 1996 can be attributed to the continuing loan demand throughout the Corporation's markets that resulted in loan growth of approximately $292.7 million or 11.8% for the year. This loan growth was funded primarily through an increase in deposits and short-term borrowings.

Loans

           Loans outstanding (net of unearned income) increased $292.7 million or 11.8% for 1996, compared to a 1995 increase of $137.1 million or 5.9%.

           Demand for consumer credit again provided a significant share of loan growth during 1996, increasing $170.8 or 23.5%. The dramatic increase was largely due to the Corporation expanding its indirect lending operations. This expansion, coupled with continued high demand for automobiles, resulted in an installment loan increase of approximately $154.0 million or 30.3%. Also contributing to the increase in consumer loans were student loans (increase of $7.0 million or 13.0%), credit cards (increase of $2.9 million or 8.6%), and leasing (increase of $6.5 million or 27.0%).

           Commercial loans and commercial mortgages continued to exhibit growth reflecting the strength of the economy. These loans increased $101.6 million or 9.8% in 1996, compared to an increase of $91.9 million or 9.7% in 1995. Increases in both years were primarily in fixed rate categories, as customers sought to lock in the lower rates in effect throughout the two-year period. Residential mortgage loans outstanding increased $20.4 million or 2.9% in 1996, following a $44.0 million or 5.9% decrease in 1995. In general, the Corporation's policy is to sell all conforming fixed-rate residential mortgage production. In 1995, as mortgage rates continued to decline, fixed rate mortgages were refinanced by borrowers at lower rates and the Corporation sold the new loans. The fixed rate mortgage portfolio decreased $83.0 million or 17.2% as a result. In 1996, the refinance volume subsided, however new fixed rate loans continued to be popular and the production continued to be sold in the secondary market. As a result, fixed rate mortgage balances remained stable in 1996. Adjustable rate mortgages declined by $5.1 in 1996 million as fixed rate loans remained preferable in the low rate environment.

Investment Securities

           Investment securities decreased $18.7 million or 2.6% during 1996, compared to an increase of $11.1 million or 1.5% during 1995. During both years, a portion of the proceeds from maturities and sales was used to fund loan growth rather than reinvestment in securities.

            In recent years, the Corporation has increased its investments in mortgage-backed securities. These securities have provided higher returns over similarly rated conventional securities. As of December 31, 1996, the Corporation had mortgage-backed securities in its portfolio with an amortized cost of $336.9 million as compared to $277.7 million at December 31, 1995.

           The Corporation's investment in equity securities was $44.3 million (amortized cost basis) at year end, of which $12.9 million represents holdings of stock issued by the Federal Home Loan Bank (FHLB). As of December 31, 1996, all subsidiary banks were members of the FHLB and therefore eligible for its funding programs. The Corporation continues to follow an equity securities investment strategy of seeking and maintaining long-term investment positions in regional financial institutions which in management's view represent solid investment value.

           Investments in tax-exempt municipal securities decreased to $50.5 million at December 31, 1996 from $62.6 million at the end of 1995. This continued decrease reflects the effect of the Tax Reform Act of 1986, which sharply reduced the tax benefit of the majority of tax-exempt securities acquired subsequent to its passage and thus reduced the Corporation's incentive to invest in them.

           Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires that all investment securities be classified as either (i) held to maturity, (ii) available for sale, or (iii) a trading security. The Corporation possesses both the intent, subject to credit impairment, and ability to hold each debt security in its investment portfolio to maturity. Management does, however, recognize the portfolio to be an important potential source of liquidity. Therefore at December 31, 1996, $302.7 million or 43.5% (amortized cost basis) of the portfolio was classified as available for sale. This compares to $243.3 million or 32.6% classified as available for sale at December 31, 1995.

           Debt securities are classified as available for sale upon purchase primarily based upon liquidity considerations. All equity securities are classified as available for sale since the Corporation does not engage in trading activities.

           At December 31, 1996, securities available for sale had an estimated fair value of $317.1 million and an amortized cost of $302.7 million compared to an estimated fair value of $256.4 million and an amortized cost of $243.3 million at December 31, 1995. The increase in the aggregate unrealized appreciation reflects the effect of decreasing interest rates on the market value of fixed rate securities within this portfolio, as well as the favorable performance of the Corporation's equity portfolio, offset by the gains realized during 1996.

           At December 31, 1996, securities held to maturity had an estimated fair value of $393.7 million, $13,000 below their amortized cost, compared to an estimated fair value of $506.4 million, $2.4 million above their amortized cost at December 31, 1995.

           Short-term investments, which include Federal funds sold, money market investments and interest-bearing deposits with other banks, have decreased over the past several years in order to fund loan growth. Short-term investments decreased $20.2 million during 1996 after increasing $5.4 million during 1995.

Other Assets

           Noninterest earning assets increased $6.0 million or 2.1% in 1996 after decreasing $5.8 million or 1.9% in 1995. The 1996 increase was due mainly to new expenditures for premises and equipment. The 1995 decrease primarily reflects a $9.1 million decrease in transaction balances maintained with correspondent banks and vault cash. During 1995, the Corporation restructured its check clearing procedures and switched this function to a different correspondent bank, thereby reducing required cash balances

           Capital expenditures on premises and equipment totaled $9.1 million during 1996, compared to $7.2 million and $6.9 million during 1995 and 1994, respectively. The increases in capital expenditures reflect additional investments in technology to strengthen the Corporation's competitive position in its markets. In 1995, the Corporation completed the implementation of an automated platform system at Fulton Bank that provided each branch with the ability to more effectively and efficiently service customers and enhanced the ability to cross-sell bank products. The Corporation anticipates that this system will be implemented at additional subsidiary banks over the next several years. Expansion of the branch office network of bank subsidiaries continued during the year.

           During 1996, the Corporation continued its participation in affordable housing and community development projects through investments in partnerships. Equity commitments totaling $1.9 million were made to two new projects. The Corporation made its initial investment of this type during 1989 and is now involved in 24 projects, all located in the various communities served by its subsidiary banks. The carrying value of such investments was approximately $20.7 million at December 31, 1996. With these investments, the Corporation not only improves the quantity and quality of available housing for low and moderate income individuals in its service area in support of its subsidiary bank's Community Reinvestment Act compliance effort, but also becomes eligible for tax credits under federal and, in some instances, state programs.

Deposits

           Asset growth has been funded partially through growth in deposits. During 1996, deposits increased $121.2 million or 4.2% to $3.0 billion. In 1995, deposits increased $152.7 million or 5.6%. Deposit activity in the last few years has not kept pace with loan growth as a result of increased competition for consumer savings dollars from non-banks and other financial institutions.

           Interest-bearing deposits grew $73.1 million or 2.9% in 1996 compared to growth of $127.1 million or 5.4% in 1995. Savings deposits, including money market deposit accounts, decreased $25.2 million or 3.3% following a $62.8 million or 7.6% decrease during 1995. These decreases reflect the movement of customer funds into time deposit products, which the affiliate banks have aggressively marketed.

           Time deposits increased $98.3 million or 7.3% during 1996 after increasing $194.5 million or 16.8% in 1995. Short-term certificates of deposit, those with initial maturities of less than two years, saw the majority of the growth during 1996 ($108.4 million or 19.1% increase). This increase was a result of the Corporation identifying this customer preference and marketing these products with promotional rates.

           Noninterest-bearing demand deposit accounts continued to grow during 1996 and 1995, increasing $48.1 million or 11.8% and $25.6 million or 6.7%, respectively.

Borrowings

           Short-term borrowings, consisting of Federal funds purchased; securities sold under agreements to repurchase (repurchase agreements); and treasury, tax and loan notes, increased $106.4 million or 82.3% in 1996 after decreasing $56.3 million or 30.3% in 1995. The increase over the past year is attributable primarily to (1) the use of fed funds purchased to meet customer loan demand in the face of lower deposit growth, and (2) the continuing flow of corporate funds from deposit accounts into repurchase agreements due to the availability of higher returns.

           Federal funds purchased increased 304% from $20.0 million in 1995 to $80.0 million in 1996. In 1995, federal funds purchased decreased $68.8 million or 77%. During 1996 and 1995, repurchase agreements increased $25.4 million or 21.8% and $22.0 million or 23.3%, respectively.

           Long-term debt increased $3.5 million or 10.2% during 1996 after increasing $6.8 million or 24.2% during 1995. During 1996 and 1995, the Corporation took advantage of certain FHLB funding programs. FHLB advances represent the majority of the long-term debt balances.

Shareholders' Equity

           Shareholders' equity continued to be an important funding source, providing a 1996 funding level of $382.3 million, an increase of $30.5 million or 8.7% from the $351.8 million provided in 1995. In spite of increasing dividends, the Corporation maintained a strong rate of internal capital generation (8.5% and 9.0% in 1996 and 1995, respectively). This internal capital generation is dependent upon strong earnings performance in conjunction with a prudent dividend policy, represented by payout ratios of 42.1% for 1996 and 39.3% for 1995.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT
--------------------------------------------------

           The goals of the Corporation's asset/liability management function are to ensure adequate liquidity and to maintain an appropriate balance between the relative rate sensitivity of interest-earning assets and interest-bearing liabilities. Liquidity management encompasses the ability to meet the ongoing cash flow requirements of customers, who, as depositors, may want to withdraw funds or who, as borrowers, need credit availability. Interest rate sensitivity management attempts to provide stable net interest margins through changing interest rate environments and thereby achieve consistent growth in net interest income.

           Liquidity sources are found on both sides of the balance sheet. Liquidity is provided on a continuous basis through scheduled and unscheduled principal reductions and interest payments on outstanding loans and investments. Liquidity is also provided through the availability of deposits and borrowings.

           At December 31, 1996, liquid assets (defined as cash and due from banks, short-term investments, securities available for sale, and non-mortgage-backed securities held to maturity due in one year or less) totaled $564.5 million or 15.0% of total assets. This represents an increase from the December 31, 1995 total of $459.4 million or 13.0% of total assets. Liquidity is also provided by non-mortgage-backed securities held to maturity due from one to five years, which totaled $59.1 million and $103.7 million at December 31, 1996 and 1995, respectively. Scheduled and unscheduled principal payments received on the held to maturity mortgage-backed securities portfolio also provides liquidity. The Corporation had $237.2 million of such mortgage-backed securities at December 31, 1996 and $220.8 million at December 31, 1995. The Corporation's practice is to purchase mortgage-backed securities with relatively accurately defined principal repayment schedules of short duration.

           The loan portfolio provides an additional source of liquidity due to the Corporation's ability to participate in the secondary mortgage market. Sales of residential mortgages into the secondary market of $80.5 million and $80.7 million in 1996 and 1995, respectively, provided the necessary funding which allowed the Corporation to meet the needs of its customers for new mortgage financing.

           From a funding standpoint, the Corporation has been able to rely over the years on a stable base of "core" deposits. Even though the Corporation has experienced notable changes in the composition and interest sensitivity of this deposit base, it has been able to rely on the steady growth of this base to provide needed liquidity.

           The Corporation also has access to sources of large denomination or jumbo time deposits and repurchase agreements as potential sources of liquidity. However, the Corporation has attempted to minimize its reliance upon these more volatile short-term funding sources and to use them primarily to meet the requirements of its existing customer base or when it is profitable to do so.

           Each of the Corporation's subsidiary banks are members of the Federal Home Loan Bank, which provides them access to FHLB overnight and term credit facilities. At December 31, 1996, the Corporation had $47.0 million in term advances from the FHLB with an additional $670 million of borrowing capacity (including both short-term funding on its lines of credit and long-term borrowings). This availability, along with Federal funds lines at various correspondent commercial banks, provides the Corporation with additional liquidity.

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

           While the interest rate sensitivity gap (the difference between repricing opportunities available for interest-earning assets and interest-bearing liabilities) must be managed over all time horizons, the Corporation focuses on the 6-month period as the key interval affecting net interest income. This shorter period is monitored because a large percentage of the Corporation's interest-earning assets and interest-bearing liabilities are subject to repricing or maturity within this period. In addition, short-term interest rate swings can be more pronounced and provide a shorter time for reaction or strategy adjustment.

           The following is a summary of the interest sensitivity gaps for four different time intervals as of December 31, 1996:

                                         Daily           0-90           91-180        181-365
                                       Adjustable        Days            Days           Days
                                       ----------     ----------      ----------     ----------
   GAP.............................       1.02           0.83            0.84           1.41

   CUMULATIVE GAP..................       1.02           0.96            0.94           1.04

           The Corporation's policy provides for the 6-month cumulative gap to be maintained between .85 and 1.15. The Corporation was positioned within this range throughout 1996 and as of December 31, 1996.

Common Stock
------------

           As of December 31, 1996, the Corporation had 33,022,957 shares of $2.50 par value common stock outstanding held by 11,429 shareholders. The common stock of the Corporation is traded on the national market system of the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol FULT.

           The following table presents the quarterly high and low prices of the Corporation's common stock for the years 1996 and 1995, which have been retroactively adjusted to reflect the effect of stock dividends declared.


                                        Price Range                 Per-Share
                                        -----------
                                  High               Low             Dividend
                                --------          ---------         ----------
1996
----
First Quarter..........         20 15/64           18 13/32            .155
Second Quarter.........         20   3/4           18   3/4            .170
Third Quarter..........         20   3/4           18   5/8            .170
Fourth Quarter.........         21   1/2           19   1/4            .170

1995
----
First Quarter..........         16 15/16          15 45/64             .132
Second Quarter.........         17   1/2          16 21/64             .142
Third Quarter..........         18 19/64          16  9/64             .146
Fourth Quarter.........         20 11/16          17 47/64             .146

Item 8. Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)

                                                                                                         December 31
                                                                                          -------------------------------------
                                                                                               1996                     1995
                                                                                          ---------------         -------------
Assets
-------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks ...............................................................   $       164,975       $       152,143
Interest-bearing deposits with other banks ............................................             2,028                 4,425
Mortgage loans held for sale ..........................................................               125                   613
Investment securities:
     Held to maturity (estimated fair value- $393,695 in 1996 and $506,359 in 1995) ...           393,708               503,926
     Available for sale ...............................................................           317,109               256,380

Loans .................................................................................         2,783,587             2,502,033
     Less:  Allowance for loan losses .................................................           (40,807)              (38,272)
               Unearned income ........................................................            (7,362)               (8,711)
                                                                                          ---------------       ---------------
                         Net Loans ....................................................         2,735,418             2,455,050
                                                                                          ---------------       ---------------
Premises and equipment ................................................................            51,095                47,606
Accrued interest receivable ...........................................................            24,725                25,275
Other assets ..........................................................................            80,202                79,150
                                                                                          ---------------       ---------------
                         Total Assets .................................................   $     3,769,385       $     3,524,568
                                                                                          ===============       ===============
Liabilities
----------------------------------------------------------------------------------------- ----------------- --- ------------------
Deposits:
     Noninterest-bearing ..............................................................   $       488,675       $       427,384
     Interest-bearing .................................................................         2,565,499             2,487,885
                                                                                          ---------------       ---------------
                         Total Deposits ...............................................         3,054,174             2,915,269
                                                                                          ---------------       ---------------
Short-term borrowings:
     Federal funds purchased and securities sold under agreements to repurchase........           211,440               126,372
     Demand notes of U.S. Treasury ....................................................             4,992                 5,058
                                                                                          ---------------       ---------------
                         Total Short-Term Borrowings ..................................           216,432               131,430
                                                                                          ---------------       ---------------
Accrued interest payable ..............................................................            19,741                19,357
Other liabilities .....................................................................            44,200                69,809
Long-term debt ........................................................................            49,160                34,689
                                                                                          ---------------       ---------------
                         Total Liabilities ............................................         3,383,707             3,170,554
                                                                                          ---------------       ---------------
Shareholders' Equity

-------------------------------------------------------------------------------------------------------------------------------
Common stock ($2.50 par)
     Shares:  Authorized 100,000,000
                  Issued 33,022,957 (32,955,130 in 1995)
                  Outstanding 33,022,957 (32,843,784 in 1995) .........................            82,557                74,907
Capital surplus .......................................................................           221,238               174,023
Retained earnings .....................................................................            72,494                98,746
Net unrealized holding gains on securities available for sale..........................             9,389                 8,526
Less: Treasury stock (111,346 shares in 1995) .........................................               -                  (2,188)
                                                                                          ---------------       ---------------
                         Total Shareholders' Equity ...................................           385,678               354,014
                                                                                          ---------------       ---------------
                         Total Liabilities and Shareholders' Equity ...................   $     3,769,385       $     3,524,568
                                                                                          ===============       ===============

--------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)

                                                                                          Year Ended December 31
                                                                      ------------------------------------------------------------
                                                                           1996                  1995                   1994
                                                                      ---------------       ---------------        ---------------
Interest Income
----------------------------------------------------------------------------------------------------------------------------------
Loans, including fees ..............................................  $       225,595       $       210,562        $       169,894
Investment securities:
     Taxable .......................................................           37,390                32,233                 32,707
     Tax-exempt ....................................................            3,315                 4,843                  5,588
     Dividends .....................................................            2,037                 1,976                  1,398
Federal funds sold .................................................              162                 1,783                    793
Interest-bearing deposits with other banks .........................              158                   272                    170
                                                                      ---------------       ---------------        ---------------
                          Total Interest Income ....................          268,657               251,669                210,550

Interest Expense
----------------------------------------------------------------------------------------------------------------------------------
Deposits ...........................................................          103,397                99,523                 72,216
Short-term borrowings ..............................................            8,541                 6,291                  5,288
Long-term debt .....................................................            1,864                 2,081                  1,116
                                                                      ---------------       ---------------        ---------------
                         Total Interest Expense ....................          113,802               107,895                 78,620

                         Net Interest Income .......................          154,855               143,774                131,930
Provision for Loan Losses ..........................................            4,192                 3,833                  2,715
                                                                      ---------------       ---------------        ---------------
                         Net Interest Income After
                                Provision for Loan Losses ..........          150,663               139,941                129,215
                                                                      ---------------       ---------------        ---------------
Other Income
----------------------------------------------------------------------------------------------------------------------------------
Trust department ...................................................            7,757                 7,334                  6,944
Service charges on deposit accounts ................................           12,865                10,648                 10,042
Other service charges and fees .....................................            7,872                 7,628                  6,089
Gain on sale of mortgage loans .....................................            1,185                 1,074                  1,189
Investment securities gains ........................................            3,124                 3,205                  2,133
                                                                      ---------------       ---------------        ---------------
                                                                               32,803                29,889                 26,397

Other Expenses
----------------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits .....................................           56,541                54,753                 50,533
Net occupancy expense ..............................................            9,366                 8,849                  7,663
Equipment expense ..................................................            5,553                 5,245                  5,480
FDIC assessment expense ............................................            3,221                 3,541                  5,760
Special services ...................................................            6,524                 5,727                  5,025
Other ..............................................................           28,946                26,481                 23,047
                                                                      ---------------       ---------------        ---------------
                                                                              110,151               104,596                 97,508
                                                                      ---------------       ---------------        ---------------
                         Income Before Income Taxes ................           73,315                65,234                 58,104
Income Taxes .......................................................           21,297                17,922                 15,587
                                                                      ---------------       ---------------        ---------------
                         Net Income ................................  $        52,018       $        47,312        $        42,517
----------------------------------------------------------------------------------------------------------------------------------
Per-Share Data:
Net Income .........................................................  $        1.58         $        1.44          $        1.30
Cash Dividends .....................................................  $        0.665        $        0.566         $        0.501
Weighted average shares outstanding ................................       32,953,845            32,918,731             32,693,447
----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

                                                   FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                        Common          Capital       Retained
(Dollars in thousands, except per-share data)                                            Stock          Surplus       Earnings
------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1994...................................................    $        67,692    $     133,664       89,310
     Net income..............................................................                                           42,517
     Stock issued in connection with equity contracts (509,628 shares).......              1,053            3,975
     Stock issued for employee plans and stock option exercises
          (158,006 shares)...................................................                327            1,373
     Acquisition of treasury stock (244,126 shares)..........................
     Net unrealized holding loss on securities...............................
     Cash dividends - $0.501 per share.......................................                                          (16,365)
                                                                                ----------------------------------------------
Balance at December 31, 1994.................................................             69,072          139,012      115,462
     Net income..............................................................                                           47,312
     Stock dividends issued - 10% (2,771,000 shares including
          311,832 shares of treasury stock)..................................              5,591           34,656      (45,397)
     Stock issued for employee plans and stock option exercises
          (230,478 shares, including 191,672 shares of treasury stock).......                244              355
     Acquisition of treasury stock (331,448 shares)..........................
     Net unrealized holding gain on securities...............................
     Cash dividends - $.566 per share........................................                                          (18,631)
                                                                                ----------------------------------------------
Balance at December 31, 1995.................................................             74,907          174,023       98,746
     Net income..............................................................                                           52,018
     Stock dividends issued - 10% (3,002,168 shares including
          112,076 shares of treasury stock)..................................              7,225           46,859      (56,364)
     Stock issued for employee plans and stock option exercises
          (255,431 shares, including 75,528 shares of treasury stock)........                425              356
     Acquisition of treasury stock (76,258 shares) ..........................
     Net unrealized holding gain on securities...............................
     Cash dividends - $.665 per share........................................                                          (21,906)
                                                                                 ---------------------------------------------

Balance at December 31, 1996.................................................    $       82,557    $     221,238       72,494
                                                                                 =============================================


                                                                                         Net
                                                                                      Unrealized
                                                                                       Holding
                                                                                      Gain (Loss)            Treasury
(Dollars in thousands, except per-share data)                                        on Securities            Stock        Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1994...................................................        $       8,411          $   (496)      298,581
     Net income..............................................................                                               42,517
     Stock issued in connection with equity contracts (509,628 shares).......                                                5,028
     Stock issued for employee plans and stock option exercises
          (158,006 shares)...................................................                                                1,700
     Acquisition of treasury stock (244,126 shares)..........................                                 (3,978)       (3,978)
     Net unrealized holding loss on securities...............................               (7,875)                         (7,875)
     Cash dividends - $0.501 per share.......................................                                              (16,365)
                                                                                ---------------------------------------------------

Balance at December 31, 1994.................................................                  536              (4,474)     319,608
     Net income..............................................................                                                47,312
     Stock dividends issued - 10% (2,771,000 shares including
          311,832 shares of treasury stock)..................................                                    4,934         (216)

     Stock issued for employee plans and stock option exercises
          (230,478 shares, including 191,672 shares of treasury stock).......                                    3,331        3,930
     Acquisition of treasury stock (331,448 shares)..........................                                   (5,979)      (5,979)

     Net unrealized holding gain on securities...............................                7,990                            7,990
     Cash dividends - $.566 per share........................................                                               (18,631)

                                                                                ---------------------------------------------------

Balance at December 31, 1995.................................................                8,526              (2,188)     354,014
     Net income..............................................................                                                52,018
     Stock dividends issued - 10% (3,002,168 shares including
          112,076 shares of treasury stock)..................................                                    2,206          (74)

     Stock issued for employee plans and stock option exercises
          (255,431 shares, including 75,528 shares of treasury stock)........                                    1,464        2,245
     Acquisition of treasury stock (76,258 shares) ..........................                                   (1,482)      (1,482)

     Net unrealized holding gain on securities...............................                  863                              863
     Cash dividends - $.665 per share........................................                                               (21,906)

                                                                                ---------------------------------------------------

Balance at December 31, 1996.................................................        $       9,389    $              -      385,678
                                                                                ===================================================

--------------------------------------------------------------------------------
See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(In Thousands)

                                                                                          Year Ended December 31
                                                                       -----------------------------------------------------------
                                                                             1996                  1995                  1994
                                                                       ---------------       ---------------       ---------------
Cash Flows from Operating Activities:
    Net income ......................................................  $        52,018       $        47,312       $        42,517

    Adjustments to Reconcile Net Income to Net Cash Provided by
    Operating Activities:

     Provision for loan losses ......................................            4,192                 3,833                 2,715
     Depreciation and amortization of premises and equipment ........            5,617                 5,096                 4,833
     Net amortization of investment security premiums ...............              514                 1,732                 1,685
     Deferred income tax expense (benefit)...........................              582                 1,512                  (565)
     Gain on sale of investment securities ..........................           (3,124)               (3,205)               (2,133)
     Gain on sale of mortgage loans..................................           (1,185)               (1,074)               (1,189)
     Proceeds from sale of mortgage loans............................           80,548                80,696                76,038
     Originations of mortgage loans held for sale....................          (78,875)              (79,585)              (65,099)
     Amortization of intangible assets ..............................            1,466                 1,552                   712
     Decrease (increase) in accrued interest receivable .............              550                (3,501)               (2,392)
     Increase in other assets .......................................           (3,568)               (7,263)               (3,888)
     Increase in accrued interest payable ...........................              384                 6,340                 1,773
     (Decrease) increase in other liabilities........................           (2,767)                2,673                (1,518)
                                                                       ---------------       ---------------       ---------------
          Total  adjustments.........................................            4,334                 8,806                10,972
                                                                       ---------------       ---------------       ---------------
                Net cash provided by operating activities ...........           56,352                56,118                53,489
                                                                       ---------------       ---------------       ---------------

Cash Flows from Investing Activities:
     Proceeds from sales of securities available for sale ...........           47,149                14,918                31,373
     Proceeds from maturities of securities held to maturity ........          186,295               198,426               257,041
     Proceeds from maturities of securities available for sale ......           36,807                57,407                51,596
     Purchase of securities held to maturity ........................         (100,298)             (228,075)             (243,015)
     Purchase of securities available for sale ......................         (140,145)              (55,353)              (42,412)
     Decrease (increase) in short-term investments ..................            2,397                (1,886)               22,424
     Net increase in loans ..........................................         (284,560)             (150,822)             (196,964)
     Purchase of premises and equipment, net.........................           (9,106)               (7,175)               (6,854)
     Payment for purchase of CPFC, net of cash acquired..............                -                     -               (44,750)
                                                                       ---------------       ---------------       ---------------
                Net cash used in investing activities ...............         (261,461)             (172,560)             (171,561)
                                                                       ---------------       ---------------       ---------------

Cash Flows from Financing Activities:
     Net increase (decrease)in demand and savings deposits ..........           49,857              (17,307)               (65,074)
     Net increase in time deposits ..................................           89,048               193,679               112,891
     Addition to long-term debt......................................           27,478                 8,383                     -
     Repayment of long -term debt....................................          (13,007)                 (977)              (10,536)
     Increase (decrease) in short-term borrowings ...................           85,002               (51,418)              115,613
     Dividends paid .................................................          (21,126)              (18,215)              (15,773)
     Net proceeds from issuance of common stock .....................            2,171                 3,714                 1,700
     Acquisition of treasury stock ..................................           (1,482)               (5,979)               (3,978)
                                                                       ---------------       ---------------       ---------------
                Net cash provided by financing activities............          217,941               111,880               134,843
                                                                       ---------------       ---------------       ---------------

     Net Increase (Decrease) in Cash and Due From Banks .............           12,832                (4,562)               16,771
     Cash and Due From Banks at Beginning of Period .................          152,143               156,705               139,934
                                                                       ---------------       ---------------       ---------------
     Cash and Due From Banks at End of Period .......................  $       164,975       $       152,143       $       156,705
                                                                       ===============       ===============       ===============
     Supplemental Disclosures of Cash Flow Information
         Cash paid during the period for:
                Interest ............................................  $       113,418       $       101,555       $        76,847
                Income taxes ........................................  $        16,861       $        14,444       $        15,280
----------------------------------------------------------------------------------------------------------------------------------

     See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

     Business: Fulton Financial Corporation (Parent Company) provides a full range of banking and financial services to businesses and consumers through its wholly-owned banking subsidiaries: Fulton Bank, Farmers Trust Bank, Swineford National Bank, Lafayette Bank, FNB Bank, N.A., Great Valley Savings Bank, Hagerstown Trust Company, Delaware National Bank and The Bank of Gloucester County. In addition, the Parent Company owns four non-banking subsidiaries: Fulton Financial Realty Company, Fulton Life Insurance Company, Central Pennsylvania Financial Corporation and FFC Management, Inc. Collectively, the Parent Company and its subsidiaries are referred to as the Corporation.

     The Corporation's primary source of revenue is interest income on loans and investment securities and fee income on its products and services. Its expenses consist of interest expense on deposits and borrowed funds and other operating expenses. The Corporation is subject to competition from other financial services providers operating in its region. The Corporation is also subject to the regulations of certain federal and state agencies and undergoes periodic examinations by such regulatory authorities.

     The Corporation offers, through its nine banking subsidiaries, a full range of retail and wholesale banking services throughout fourteen central and eastern Pennsylvania counties, one Maryland county, one Delaware county and one New Jersey county. Approximately 50% of the business is being conducted throughout the south central Pennsylvania region. Industry diversity is the key to the economic well-being of the south central Pennsylvania region. The business of the Corporation is not dependent upon any single customer or industry.

     Basis of Financial Statement Presentation: The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and include the accounts of the Parent Company and all wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The preparation of GAAP-basis financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates.

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

     Revenue Recognition: Loan and lease financing receivables are stated at their principal amount outstanding, except for mortgages held for sale which are carried at the lower of aggregate cost or market value. Interest income on loans is accrued as earned. Unearned income on installment loans is recognized on a basis which approximates the interest method.

     Accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, interest credited to income is reversed. Nonaccrual loans are restored to accrual status when all delinquent principal and interest become current or the loan is considered secured and in the process of collection.

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

     The Corporation adopted Statement of Financial Accounting Standards
No. 114, as amended, "Accounting by Creditors for Impairment of a Loan" (Statement 114) as of January 1, 1995. Statement 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or fair value of the collateral if the loan is collateral dependent. A loan is considered to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Prior to adoption of Statement 114, the allowance for loan losses related to impaired loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. Adoption of Statement 114 did not materially affect the Corporation's financial statements.

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

     Income Taxes: The provision for income taxes is based upon the results of operations, adjusted primarily for the effect of tax-exempt income and the net credits received as a result of investments in low and moderate income housing partnerships. Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the deferred tax asset or liability from period to period.

     Net Income and Dividends Per Share: Net income per share is based on the weighted average number of shares outstanding, after giving retroactive effect to stock dividends. Unexercised options under the Incentive Stock Option Plan are common stock equivalents and are included in the average number of shares using the treasury stock method when the options are materially dilutive (none in 1996, 1995 or 1994).

     Accounting for Mortgage Servicing Rights: The Corporation adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (Statement 122) on January 1, 1996. This statement requires capitalization of the cost of the rights to service mortgage loans when originated mortgages are sold and servicing is retained, and for that cost to be amortized over the period of estimated net servicing income. In addition, the mortgage servicing rights must be periodically evaluated for impairment based on their fair value. There has been no material financial statement impact as a result of adopting Statement 122.

     Accounting for Stock-Based Compensation: In 1995, the FASB issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (Statement 123). This statement requires a fair value approach to valuing compensation expense associated with stock options and employee stock purchase plans. This statement encourages, but does not require, the use of this method for financial statement purposes. Companies that do not elect to adopt this statement for financial statement purposes are required to present pro-forma footnote disclosures of net income and earnings per share as if the fair value approach were used. Statement

123 became effective for the Corporation in 1996 and is applicable to all options granted after January 1, 1995. Management has adopted the disclosure requirements of this statement only and, accordingly, there has been no impact on the consolidated financial statements other than additional disclosures as provided in Note J --"Stock-Based Compensation Plans and Shareholders' Equity".

     Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities: Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement 125) was issued in 1996 and is effective for 1997. Statement 125 establishes standards for transfers and servicing of financial assets and extinguishments of liabilities. Statement of Financial Accounting Standards No. 127 (Statement 127) was also issued in 1996 and amended Statement 125 by deferring for one year the effective date for certain provisions of Statement 125. The Corporation adopted Statement 125, as amended, on January 1, 1997 and intends to adopt Statement 127 on January 1, 1998. No material financial statement impact is expected.

     Reclassifications: Certain amounts in the 1995 and 1994 consolidated financial statements and notes have been reclassified to conform to the 1996 presentation.

NOTE B - RESTRICTIONS ON CASH AND DUE FROM BANKS
--------------------------------------------------------------------------------

     The Corporation's subsidiary banks are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against their deposit liabilities. The average amount of such reserves during 1996 and 1995 was approximately $40.4 million and $45.1 million, respectively.

NOTE C - INVESTMENT SECURITIES
--------------------------------------------------------------------------------

     The following summarizes the amortized cost and estimated fair values of investment securities as of December 31 (in thousands):

                                                                       Gross             Gross           Estimated
                                                   Amortized        Unrealized         Unrealized          Fair
1996 Held to Maturity                                 Cost             Gains             Losses            Value
-------------------------------------------     --------------    ---------------   -------------    ---------------
U.S. Government and
     agency securities.....................     $      104,719     $          423   $        (203)    $      104,939
State and municipal securities.............             50,490              1,230             (64)            51,656
Debt securities issued
     by foreign governments................                410                  1              (3)               408
Corporate debt securities..................                916                  -              (9)               907
Mortgage-backed securities.................            237,173                389          (1,777)           235,785

                                                $      393,708     $        2,043   $      (2,056)    $      393,695
                                                ==============     ==============   =============     ==============

                                                                      Gross             Gross           Estimated
                                                   Amortized        Unrealized        Unrealized          Fair
1996 Available for Sale                               Cost             Gains            Losses            Value
-------------------------------------------     --------------    ---------------   -------------    ---------------
Equity securities...........................    $       44,255     $       15,843   $        (326)    $       59,772
U.S. Government and
     agency securities......................           158,703                760            (315)           159,148
Mortgage-backed securities..................            99,706                123          (1,640)            98,189
                                                --------------     --------------   -------------     --------------

                                                $      302,664     $       16,726   $      (2,281)    $      317,109
                                                ==============     ==============   =============     ==============

                                                                       Gross           Gross          Estimated
                                                    Amortized       Unrealized       Unrealized          Fair
1995 Held to Maturity                                 Cost             Gains           Losses           Value
--------------------------------------------    ---------------  ---------------  ---------------  ---------------
U.S. Government and
     agency securities......................    $       209,580  $         1,234  $         (490)   $       210,324
State and municipal securities..............             62,606            2,075             (70)            64,611
Debt securities issued
     by foreign governments.................                407                4              (1)               410
Corporate debt securities...................             10,553                3             (26)            10,530
Mortgage-backed securities..................            220,780            1,005          (1,301)           220,484
                                                ---------------  ---------------  ---------------   ---------------
                                                $       503,926  $         4,321  $       (1,888)   $       506,359
                                                ===============  ===============  ===============   ===============

                                                                      Gross            Gross          Estimated
                                                   Amortized       Unrealized        Unrealized          Fair
1995 Available for Sale                               Cost            Gains           Losses            Value
--------------------------------------------    ---------------  ---------------  ---------------   ---------------

Equity securities...........................    $        43,386  $        12,977  $         (243)   $        56,120
U.S. Government and
     agency securities......................            143,002            1,538            (482)           144,058
Mortgage-backed securities..................             56,878               75            (751)            56,202
                                                ---------------  ---------------  ---------------   ---------------

                                                $       243,266  $        14,590  $       (1,476)   $       256,380
                                                ===============  ===============  ===============   ===============

        The amortized cost and estimated fair value of debt securities at December 31, 1996 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Held to Maturity                  Available for Sale
                                                --------------------------------  ---------------------------------
                                                  Amortized         Estimated        Amortized         Estimated
                                                     Cost          Fair Value           Cost          Fair Value
                                                ---------------  ---------------  ---------------   ---------------
                                                                          (in thousands)
Due in one year or less.................               $ 80,383         $ 80,710         $ 46,411         $ 46,611
Due from one year to five years.........                 59,142           59,839          108,292          108,647
Due from five years to ten years........                 13,819           14,067            4,000            3,890
Due after ten years.....................                  3,191            3,294                -                -
                                                ---------------  ---------------  ---------------   ---------------
                                                        156,535          157,910          158,703          159,148

Mortgage-backed securities..............                237,173          235,785           99,706           98,189
                                                ---------------  ---------------  ---------------   ---------------

                                                       $393,708         $393,695         $258,409         $257,337
                                                ===============  ===============  ===============   ===============

        Gains totaling $2.9 million, $3.2 million, and $2.0 million were realized on the sale of equity securities during 1996, 1995 and 1994, respectively. Gains totaling $261,000 and $84,000 were realized on the sale of available for sale debt securities during 1996 and 1994 respectively. There were no sales of debt securities during 1995.

        Securities carried at $401.5 million and $396.3 million at December 31, 1996 and 1995, respectively, were pledged as collateral to secure public and trust deposits and for other purposes.

NOTE D - LOANS AND ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------
   Gross loans are summarized as follows as of December 31:

                                                          1996              1995
                                                    ---------------   --------------
                                                              (in thousands)
Commercial, financial and agricultural............  $       366,223   $      362,009
Real estate-construction..........................          110,747           92,717
Real estate-mortgage:
   First and second-residential...................        1,022,765          977,527
   Commercial.....................................          707,052          596,136
Consumer..........................................          532,982          439,873
Leasing and other................................            43,818           33,771
                                                    ---------------   --------------
                                                    $     2,783,587   $    2,502,033
                                                    ===============   ==============

   Changes in the allowance for loan losses were as follows for the years ended December 31:

                                                          1996              1995             1994
                                                      -------------    --------------    -------------
                                                                       (in thousands)
Balance at January 1..............................    $     38,272     $     37,279      $     29,932
                                                      -------------    --------------    -------------
Loans charged off.................................          (5,133)           (5,491)          (4,185)
Recoveries of loans
     previously charged off.......................           3,476            2,651             2,347
                                                      -------------    --------------    -------------
Net loans charged off.............................          (1,657)           (2,840)          (1,838)
                                                      -------------    --------------    -------------
Provision for loan losses.........................           4,192            3,833             2,715
Allowance for loan losses
     purchased from CPFC..........................              -               -               6,470
                                                      -------------    --------------    -------------
Balance at December 31............................    $     40,807     $     38,272      $     37,279
                                                      =============    ==============    =============

        Nonaccrual loans aggregated approximately $12.9 million at December 31, 1996, $12.8 million at December 31, 1995 and $15.8 million at December 31, 1994. Interest of approximately $1.5 million, $1.6 million and $1.1 million was not recognized as interest income due to the nonaccrual status of loans during 1996, 1995 and 1994, respectively.

        At December 31, 1996, the recorded investment in loans that are considered to be impaired as defined by Statement 114 was $14.2 million (of which $11.3 million are included in nonaccrual loans). Included in this amount is $12.2 million of impaired loans for which the related allowance for credit losses is $2.3 million and $60,000 of impaired loans that as a result of write-downs do not have an allowance for credit losses. The average recorded investment in impaired loans during the year ended December 31, 1996 was approximately $13.7 million.

        The Corporation applies all payments received on nonaccruing impaired loans to principal until such time as the principal is paid off, after which time any additional payments received are recognized as interest income. Payments received on accruing impaired loans are applied to principal and interest according to the original terms of the loan. For the year ended December 31, 1996, the Corporation recognized interest income of approximately $287,000 on impaired loans.

        The Corporation has granted loans to the officers and directors of the Corporation and to their associates. Related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $51.8 million and $47.2 million at December 31, 1996 and 1995, respectively. During 1996, $22.3 million of new loans were made and repayments totaled $17.7 million.

        The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties at December 31, 1996 and 1995 was $504.7 million and $516.6 million, respectively.

NOTE E - PREMISES AND EQUIPMENT
--------------------------------------------------------------------------------

   The following is a summary of premises and equipment as of December 31:

                                                                 1996             1995
                                                           --------------    --------------
                                                                    (in thousands)
Premises and leasehold improvements......................  $       62,774    $       57,503
Furniture and equipment..................................          39,975            36,681
Construction in progress.................................           1,404             2,008
                                                           --------------    --------------
                                                                  104,153            96,192
Less accumulated depreciation and amortization...........         (53,058)          (48,586)
                                                           --------------    --------------
                                                           $       51,095    $       47,606
                                                           ==============    ==============

NOTE F - LONG-TERM DEBT
--------------------------------------------------------------------------------
           Long-term debt includes the following as of December 31:
                                                        1996             1995
                                                  --------------    --------------
                                                           (in thousands)
Federal Home Loan Bank advances...............    $       47,028    $       31,668
Collateralized mortgage obligations...........             2,098             2,969
Other.........................................                34                52
                                                  --------------    --------------
                                                  $       49,160    $       34,689
                                                  ==============    ==============

        As of December 31, the Corporation has a series of collateralized Federal Home Loan Bank advances totaling $47.0 million. These advances mature through June, 2000, and carry a weighted average interest rate of 5.96%. As of December 31, 1996, the Corporation has an additional borrowing capacity of approximately $670 million with the Federal Home Loan Bank.

        In connection with the Central Pennsylvania Financial Corp. acquisition (Note N), the Corporation assumed the responsibility for real estate mortgage investment conduit (REMIC) status collateralized mortgage obligations. The maturity and weighted average interest rate is July, 2003 and 10.1%, respectively.

NOTE G - REGULATORY MATTERS
--------------------------------------------------------------------------------

Dividend and Loan Limitations
        The dividends that may be paid by subsidiary banks to the Parent Company are subject to certain legal and regulatory limitations. Under such limitations, the total amount available for payment of dividends by subsidiary banks is approximately $136 million at December 31, 1996.

        Under current Federal Reserve regulations, the subsidiary banks are limited in the amount they may loan to their affiliates, including the Parent Company. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of each bank subsidiary's capital and surplus. At December 31, 1996, the maximum amount available for transfer from the subsidiary banks to the Parent Company in the form of loans and dividends was approximately $158 million.

Regulatory Capital Requirements
        The Corporation's subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the subsidiary banks must meet specific capital guidelines that involve quantitative measures of the subsidiary banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The subsidiary banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the subsidiary banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that all of its bank subsidiaries meet the capital adequacy requirements to which they are subject.

        As of December 31, 1996, the most recent notifications from The Pennsylvania Department of Banking categorized the Corporation's two significant subsidiaries -- Fulton Bank and Lafayette Bank -- as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, these banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institutions' categories

        The table below presents the total risk-based, Tier I risk-based and Tier I leverage requirements for the Corporation, Fulton Bank, and Lafayette Bank. Actual capital amounts and ratios are also presented.

                                                                                    As of December 31, 1996
                                                        ---------------------------------------------------------------------------
                                                                                                                   To Be Well
                                                                                                                Capitalized Under
                                                                                         For Capital            Prompt Corrective
                                                                  Actual              Adequacy Purposes         Action Provisions
                                                        -----------------------   ----------------------   ------------------------
                                                           Amount        Ratio       Amount       Ratio       Amount        Ratio
                                                        ----------    ---------   ----------   ---------    ----------   ----------
                                                                                  (Dollars in thousands)
Total Capital (to Risk Weighted Assets):
    Corporation...................................        $395,359       14.3%      $221,070        8.0%      $276,338       10.0%
    Fulton Bank...................................         179,555       13.1        102,084        8.0        127,605       10.0
    Lafayette Bank................................          42,801       14.3         24,017        8.0         30,022       10.0

Tier I Capital (to Risk Weighted Assets):
    Corporation...................................        $360,739       13.1%      $110,535        4.0%      $165,803        6.0%
    Fulton Bank...................................         163,923       11.9         51,042        4.0         76,562        6.0
    Lafayette Bank................................          39,089       13.0         12,009        4.0         18,013        6.0

Tier I Capital (to Average Assets):
    Corporation...................................        $360,739       10.3%      $108,193        3.0%      $180,322        5.0%
    Fulton Bank...................................         163,923        9.9         49,629        3.0         82,716        5.0
    Lafayette Bank................................          39,089        9.5         12,356        3.0         20,593        5.0


                                                                                 As of December 31, 1995
                                                        ---------------------------------------------------------------------------
                                                                                                                   To Be Well
                                                                                                                Capitalized Under
                                                                                         For Capital            Prompt Corrective
                                                                  Actual              Adequacy Purposes         Action Provisions
                                                        -----------------------   ----------------------   ------------------------
                                                           Amount        Ratio       Amount       Ratio       Amount        Ratio
                                                        ----------    ---------   ----------   ---------    ----------   ----------
                                                                                  (Dollars in thousands)
Total Capital (to Risk Weighted Assets):
    Corporation...................................        $360,619       14.2%      $203,805        8.0%      $254,756       10.0%
    Fulton Bank...................................         165,530       12.9        102,626        8.0        128,282       10.0
    Lafayette Bank................................          39,869       14.0         22,847        8.0         28,559       10.0

Tier I Capital (to Risk Weighted Assets):
    Corporation...................................        $328,695       12.9%      $101,902        4.0%      $152,853        6.0%
    Fulton Bank...................................         151,151       11.8         51,313        4.0         76,969        6.0
    Lafayette Bank................................          36,282       12.7         11,424        4.0         17,135        6.0

Tier I Capital (to Average Assets):
    Corporation...................................        $328,695        9.4%      $104,602        3.0%      $174,336        5.0%
    Fulton Bank...................................         151,151        9.6         47,432        3.0         79,054        5.0
    Lafayette Bank................................          36,282        9.1         11,961        3.0         19,935        5.0

NOTE H - INCOME TAXES
--------------------------------------------------------------------------------
           The components of the provision for income taxes are as follows:

                                                           Year ended December 31
                                                --------------------------------------------
                                                  1996              1995              1994
                                                -----------   ---------------   ------------
                                                              (in thousands)
Current tax expense -
     Federal.............................       $    20,559   $       16,400    $     15,682
     State...............................               156               10             470
                                                -----------   ---------------   ------------
                                                     20,715           16,410          16,152
                                                -----------   ---------------   ------------
Deferred tax expense (benefit) -
     Federal.............................               582            1,512           (548)
     State...............................                 -               -             (17)
                                                -----------   ---------------   ------------
                                                        582            1,512           (565)
                                                -----------   ---------------   ------------
                                                $    21,297   $       17,922    $     15,587
                                                ===========   ===============   ============

           The deferred federal tax benefit for 1994 includes $309,000 resulting from the federal statutory tax rate change from 34% to 35%.

           The differences between the effective income tax rate and the federal statutory income tax rate are as follows:

                                                                           Year ended December 31
                                                               -----------------------------------------------
                                                                    1996             1995            1994
                                                               --------------  ---------------  --------------
Statutory tax rate......................................             35.0%            35.0%             35.0%
Effect of tax-exempt income.............................             (3.4)            (4.1)             (4.7)
Effect of low income housing investments................             (3.4)            (2.9)             (2.2)
Goodwill amortization...................................              0.6              0.7               0.3
Other...................................................              0.2             (1.2)             (1.6)
                                                               --------------  ---------------  --------------
Effective income tax rate...............................             29.0%            27.5%             26.8%
                                                               ==============  ===============  ==============

        The net deferred tax asset recorded by the Corporation consisted of the following tax effects of temporary differences at December 31:
                                                                                1996             1995
                                                                           --------------   --------------
                                                                                    (in thousands)
Allowance for loan losses..............................................      $     13,704    $      12,453
Deferred loan fees.....................................................             1,215            1,814
Direct leasing.........................................................            (3,235)           (2,539)
Deferred compensation..................................................             1,675            1,711
Postretirement benefits................................................             3,129            3,101
Fixed asset depreciation...............................................               (64)             (727)
Other..................................................................             1,437            1,466
                                                                            --------------   --------------
      Total operating..................................................            17,861           17,279
Unrealized holding gains on securities available for sale..............            (5,056)           (4,589)
                                                                            --------------   --------------
                                                                            $      12,805    $      12,690
                                                                            ==============   ==============

           As of December 31, 1996 and 1995, the Corporation has not established any valuation allowance against deferred tax assets since these tax benefits are realizable either through carryback availability against prior years' taxable income or the reversal of existing deferred tax liabilities.

NOTE I - EMPLOYEE BENEFIT PLANS
--------------------------------------------------------------------------------

Description of Plans
        The Corporation has a noncontributory defined contribution profit-sharing plan covering substantially all employees of the Parent Company, Fulton Bank, Farmers Trust Bank and certain employees of Lafayette Bank.

Contributions are based on a formula providing for an amount not to exceed 15% of each eligible employee's annual salary for employees hired prior to January 1, 1996 and 10% of such annual salary for employees hired subsequent to January 1, 1996.

        The Corporation also maintains a defined benefit pension plan which covers substantially all full-time employees of Swineford National Bank, FNB Bank, N.A., Lafayette Bank, Great Valley Savings Bank, Hagerstown Trust Company, and Delaware National Bank. Pension contributions are actuarially determined and funded as accrued. These funds are invested in guaranteed investment contracts, U.S. Treasury securities, money market funds and common stock investment funds.

        For employees covered under the defined benefit plan, the Corporation provides an optional 401(k) plan. The terms of the plan allow eligible employees to defer up to 10% of their pre-tax salary on an annual basis. On a discretionary basis, the Corporation may also make a matching contribution which is limited to a maximum of 3%.

        The following summarizes the Corporation's expense under the above plans for the years ended December 31:

                                                 1996              1995             1994
                                            --------------   --------------   ---------------
                                                             (in thousands)
Profit-sharing plan....................     $        3,089   $        2,969    $        3,340
Defined benefit plan...................              1,159              947               812
401(k) plan............................                393              355               273
                                            --------------   --------------   ---------------
                                            $        4,641   $        4,271    $        4,425
                                            ==============   ==============   ===============

Defined Benefit Pension Plan
        The net periodic pension cost for the Corporation's defined benefit plan, as determined by consulting actuaries, consisted of the following components for the years ended December 31:
                                                 1996              1995             1994
                                            --------------   --------------   ---------------
                                                              (in thousands)
Service cost-benefits earned
     during period.....................     $          927   $          657    $          569
Interest cost on projected
     benefit obligation................                899              806               748
Actual return on assets................               (808)          (1,784)               13
Net amortization and deferral..........                141            1,268              (518)
                                            --------------   --------------   ---------------
Net periodic pension cost..............     $        1,159   $          947    $          812
                                            ==============   ==============   ===============

        In 1996, the Corporation changed the valuation date of the defined benefit plan from December 31 to September 30. The accumulated plan benefits and funded status of the Corporation's defined benefit plan are as follows:
                                                                  9/30/96          12/31/95
                                                              --------------    --------------
                                                                       (in thousands)
Actuarial present value of benefit obligations:
     Vested benefit obligation...........................     $        9,436    $       8,971
                                                              --------------    --------------
     Accumulated benefit obligation......................     $        9,683    $       9,158
                                                              --------------    --------------
     Projected benefit obligation........................     $       14,015    $      12,417
Plan assets at fair value................................             11,546            9,841
                                                              --------------    --------------
Projected benefit obligation in excess of
     plan assets.........................................             (2,469)          (2,576)
Unrecognized net loss....................................                382              154
Service cost not yet recognized in net

     periodic pension cost...............................                 39               45
Unrecognized net obligation at transition................                690              825
                                                              --------------    --------------
Pension liability recognized in the
     consolidated balance sheets.........................     $       (1,358)   $      (1,552)
                                                              ==============    ==============

        The following rates were used in calculating net periodic pension cost and the actuarial present value of benefit obligations:

                                                                            1996             1995            1994
                                                                        -----------      -----------      -----------
Discount rate-projected benefit obligation.......................           7.25%            7.00%            8.00%
Rate of increase in compensation level...........................           4.75             5.00             6.00
Expected long-term rate of return on plan assets.................           8.00             8.00             8.00

Postretirement Benefits
        The Corporation currently provides medical and life insurance benefits to retired full-time employees. Substantially all of the Corporation's full-time employees, except for employees of The Bank of Gloucester County, may become eligible for these discretionary benefits if they reach normal retirement age while working for the Corporation. Effective January 1, 1994, the Corporation made certain changes in the level of postretirement benefits which would be provided to future retirees, the most significant of which was a change in the vesting schedule.

        The components of the expense for postretirement benefits other than pensions are as follows for the years ended December 31:

                                                                    1996             1995              1994
                                                              --------------   ---------------   --------------
                                                                               (in thousands)
 Service cost-benefits earned during the period............   $          230    $          189   $          221
 Interest cost on accumulated benefit obligation...........              367               377              302
 Actual return on plan assets..............................               (6)              (10)              (7)
 Net amortization and deferral.............................             (269)             (279)            (225)
                                                              --------------   ---------------   --------------
 Net nonpension postretirement benefit cost................   $          322    $          277   $          291
                                                              ==============   ===============   ==============

        The following table presents the status of the postretirement benefits plan at December 31:

                                                                   1996             1995
                                                             ----------------  ---------------
                                                                       (in thousands)
Accumulated postretirement benefit obligation:
     Fully eligible active and former members............     $       (1,019)  $       (1,108)
     Other active members................................             (1,367)          (1,162)
     Retired members.....................................             (3,193)          (3,273)
                                                             ----------------  ---------------
                                                                      (5,579)          (5,543)
Plan assets at fair value................................                189              186
Unrecognized prior service cost..........................             (2,489)          (2,716)
Unrecognized net gain....................................             (1,138)            (845)
                                                             ----------------  ---------------
Accrued postretirement benefit obligation................     $       (9,017)  $       (8,918)
                                                             ================  ===============

        For measuring the postretirement benefits obligation, a 9.5% increase in the per capita cost of health care benefits (6% for administrative costs) was assumed for 1996. This rate was assumed to gradually decline to 6.0% in 2000 and remain at that level thereafter. This health care cost trend rate has a significant impact on the amounts reported. Assuming a 1% change in the health care cost trend rate, the accumulated postretirement benefit obligation would increase or decrease by approximately $709,000 and the current period expense would increase or decrease by approximately $96,000. The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 7.0% at December 31, 1996 and 1995, respectively.

NOTE J - STOCK-BASED COMPENSATION PLANS AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

Incentive Stock Option Plan and Employee Stock Purchase Plan
        The Corporation has an Incentive Stock Option Plan (Option Plan) and an employee stock purchase plan (ESPP). The Option Plan, which was adopted in 1996, replaces a prior plan that originated in 1986 and expired in 1996. The terms of the plans are substantially the same. Under the Option Plan, options are granted to key personnel for terms of up to 10 years at option prices equal to the fair market value of the Corporation's stock on the date of grant. Options granted are 100% vested immediately upon grant. The Plan has reserved 1.65 million shares for grant under this plan through 2006. The number of options granted in any year is dependent upon the Corporation's performance relative to that of a self-defined peer group. A summary of stock option activity under the current and prior plan follows:

                                                                             Option Price Per Share
                                                                -----------------------------------------------
                                                     Stock                                       Weighted
                                                    Options               Range                   Average
                                                 -------------  ---------------------------  ------------------
Balance at January 1, 1994..................          964,729        $ 5.27 - $ 14.63             $  9.98
  Granted...................................          139,590         6.68 -    18.08               15.67
  Exercised.................................         (142,212)        5.57 -    14.06                9.44
                                                 -------------
Balance at December 31, 1994................          962,107         5.27 -    18.08               10.89
  Granted...................................          123,420        16.48                          16.48
  Exercised.................................         (112,419)        5.57 -    18.08               10.87
  Canceled..................................           (5,508)        5.57                           5.57
                                                 -------------
Balance at December 31, 1995................          967,600         5.27 -    18.08               11.67
  Granted...................................          115,125        19.13                          19.13
  Exercised.................................         (245,384)        5.27 -    18.08                8.92
  Canceled..................................              (62)       13.81                          13.81
                                                 -------------
Balance at December 31, 1996................          837,279        $ 5.27 - $ 19.13             $ 13.50
                                                 =============

        The following table summarizes information concerning options outstanding at December 31, 1996:

                                              Weighted           Weighted
       Range of           Unexercised          Average           Average
       Exercise              Stock            Remaining          Exercise
        Prices              Options         Life (Years)          Price
   ---------------        -----------       ------------       -----------
    $5.00 - $10.00          220,461              5.12          $    7.41
   $10.00 - $15.00          282,145              4.38              13.05
   $15.00 - $20.00          334,673              8.62              17.88
                          -----------       ------------       -----------

                            837,279              6.27           $  13.50
                          ===========       ============       ===========

        The ESPP allows eligible employees to purchase stock in the Corporation at 85% of the fair market value of the stock on the date of exercise. Under the terms of the ESPP, 52,722 shares, 53,363 shares and 45,871 shares were issued in 1996, 1995 and 1994, respectively. A total of 329,989 shares have been issued since the inception of the ESPP in 1986. As of December 31, 1996, 157,190 shares have been reserved for future issuances under the ESPP.

        The Corporation accounts for both the Option Plan and the ESPP under Accounting Principles Board Opinion No. 25, and, accordingly, no compensation expense has been recognized in the financial statements of the Corporation. Had compensation cost for these plans been recorded in the financial statements of the Corporation consistent with the provisions of Statement 123, the Corporation's net income and earnings per share would have been reduced to the following pro-forma amounts (in thousands, except per-share data):

                                                                     1996            1995
                                                               ---------------  ---------------
Net income:                     As reported................    $        52,018  $        47,312
                                Proforma...................             51,364           46,775

Earnings per share:             As reported................    $          1.58  $          1.44
                                Proforma...................               1.56             1.42

Weighted average fair value of options granted............     $          4.51   $         3.73

           Because the Statement 123 method has not been applied to options granted prior to January 1, 1995, the resulting pro-forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: risk-free interest rates of 6.74% and 6.65% and expected volatility of the Corporation's stock of 20.3% and 19.1%. The expected dividend yield was 3.2% and the expected option life was 6 years in both 1996 and 1995.

Shareholder Rights
        In 1989, the Corporation declared a dividend distribution of one
Right for each outstanding share of common stock to existing shareholders of record. In addition, each share of common stock issued subsequent to the record date of the dividend also entitles the holder to one Right. Upon distribution, each Right entitles the holder to purchase one share of common stock or depending on events, receive common stock having a value equal to two times the exercise price of the Right. The purchase price was $90 per share in 1989 and is currently $44.71 due to stock dividends and splits. The Rights are not exercisable or transferable apart from the common stock prior to distribution. Distribution of the Rights will occur ten business days following (1) a public announcement that a person or group of persons ("Acquiring Person") has acquired or obtained the right to acquire beneficial ownership of 20% or more of the outstanding shares of common stock (the "Stock Acquisition Date") or (2) the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 25% or more of such outstanding shares of common stock. The Rights are redeemable in full, but not in part, by the Corporation at any time until ten business days following the Stock Acquisition Date, at a price of $0.01 per Right. The Rights will expire at the close of business on June 20, 1999, unless earlier redeemed.

NOTE K-LEASES
--------------------------------------------------------------------------------

        Certain branch offices and equipment are leased under agreements which expire at varying dates through 2025. Most leases contain renewal provisions at the Corporation's option. Total rental expense was approximately $2.1 million in 1996 and 1995 and $1.7 million in 1994. Future minimum payments as of December 31, 1996 under noncancelable operating leases are as follows:

                                    Minimum
                   Year               Rent
           -------------------   --------------
                      (in thousands)
           1997...............   $       1,999
           1998...............           1,846
           1999...............           1,852
           2000...............           1,852
           2001...............           1,819
           Thereafter.........          33,362
                                 --------------
                                 $      42,730
                                 ==============

NOTE L - COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

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

                                                  1996          1995
                                               ----------    ----------
                                                    (in thousands)

     Fixed rate:
        Less than 8.00%...................     $   15,454    $    8,244
        8.00% -  8.99%....................         24,164         3,641
        9.00% -  9.99%....................          6,926        10,500
       10.00% - 10.99%....................             30           346
       11.00% - 18.00%....................          2,314         2,028
                                               -----------   -----------
     Total fixed rate.....................         48,888        24,759
     Floating rate........................        834,582       708,575
                                               -----------   -----------
                                               $  883,470    $  733,334
                                               ===========   ===========

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments is expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income producing commercial properties. Commitments under outstanding standby letters of credit were $71.9 million at December 31, 1996 and $75.4 million at December 31, 1995.

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


NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

     The following are the estimated fair values of the Corporation's financial instruments as of December 31 followed by a general description of the methods and assumptions used to estimate such fair values. These fair values are significantly affected by assumptions used, principally the timing of future cash flows and the discount rate. Because assumptions are inherently subjective in nature, the estimated fair values cannot be substantiated by comparison to independent market quotes and, in many cases, the estimated fair values could not necessarily be realized in an immediate sale or settlement of the instrument. Further, certain financial instruments and all nonfinancial instruments are excluded. Accordingly, the aggregate fair value amounts presented do not necessarily represent management's estimation of the underlying value of the Corporation.

                                                                    1996                     1995
                                                          -----------------------   -----------------------
                                                                        Estimated                Estimated
         FINANCIAL ASSETS                                 Book Value   Fair Value   Book Value   Fair Value
         ---------------------------------------------    ----------   ----------   ----------   ----------
                                                                           (in thousands)

         Cash and due from banks.....................     $  164,975   $  164,975   $  152,143   $  152,143
         Interest-bearing deposits
            with other banks.........................          2,028        2,028        4,425        4,425
         Mortgage loans held for sale................            125          125          613          613
         Securities held to maturity.................        393,708      393,695      503,926      506,359
         Securities available for sale...............        317,109      317,109      256,380      256,380
         Net loans...................................      2,735,418    2,733,859    2,455,050    2,470,347
         Accrued interest receivable.................         24,725       24,725       25,275       25,275
         Other financial assets......................              -            -          264          264

                                                                    1996                       1995
                                                          -------------------------   -------------------------
                                                                         Estimated                  Estimated
         FINANCIAL LIABILITIES                             Book Value   Fair Value    Book Value    Fair Value
         ---------------------------------------------    -----------   -----------   -----------   -----------
                                                                           (in thousands)

         Demand and savings deposits.................     $ 1,602,811   $ 1,602,811   $ 1,552,954   $ 1,552,954
         Time deposits...............................       1,451,363     1,456,035     1,362,315     1,373,850
         Short-term borrowings.......................         216,432       216,432       131,430       131,430
         Accrued interest payable....................          19,741        19,741        19,357        19,357
         Other financial liabilities.................          18,400        18,400        43,670        43,670
         Long-term debt..............................          49,160        49,129        34,689        34,939

     For short-term financial instruments, defined as those with remaining maturities of 90 days or less, the carrying amount was considered to be a reasonable estimate of fair value. The following instruments are predominantly short-term:

         Assets                                                 Liabilities
---------------------------------------------------------------------------------------------------------------
         Cash and due from banks                                Demand and savings deposits
         Interest-bearing deposits with                         Short-term borrowings
             other banks                                        Accrued interest payable
         Accrued interest receivable                            Other financial liabilities
         Other financial assets
---------------------------------------------------------------------------------------------------------------

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

     As indicated in Note A, securities available for sale are carried at their estimated fair values. The estimated fair values of securities held to maturity as December 31, 1996 and 1995 were generally based on quoted market prices, broker quotes or dealer quotes.

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

     The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations.


NOTE N - MERGERS
--------------------------------------------------------------------------------

Gloucester County Bankshares, Inc.
     On February 29, 1996, the Corporation completed its acquisition of Gloucester County Bankshares, Inc. (Gloucester County). As provided under the terms of the merger agreement, Gloucester County was merged with and into the Corporation and each of the outstanding shares of the common stock of Gloucester County was converted into 1.74 shares of common stock of the Corporation.

     The Corporation issued approximately 1.8 million shares of its common stock in connection with the Gloucester County merger in a transaction accounted for as a pooling of interests. Through this transaction, the Corporation acquired The Bank of Gloucester County, headquartered in Woodbury, New Jersey. The Bank of

Gloucester County, with approximately $235 million in assets as of December 31, 1996 operates seven branch offices in Gloucester County, New Jersey.

     The following sets forth for the period prior to the merger selected items for the Corporation and Gloucester County (in thousands):

                                                              Two months ended
                                                              February 29, 1996
                                                          -------------------------
                                                                        Gloucester
                                                          Corporation    County
                                                          -----------  ------------
              Net interest income.....................    $    22,575  $      1,723
              Non-interest income.....................          5,261           186
                                                          -----------  ------------
                   Total income.......................    $    27,836  $      1,909
                                                          ===========  ============
              Net income..............................    $     7,696  $        552
                                                          ===========  ============

     The effect of the merger on the Corporation's previously reported revenues, net income and net income per share follows:

                                                                   Gloucester
         1995                                        Corporation     County       Restated
         ------------------------------------------  -----------  ------------  ------------
                                                      (in thousands, except per-share data)

         Net interest income.....................    $   133,790  $      9,984  $    143,774
         Non-interest income.....................         28,961           928        29,889
                                                     -----------  ------------  ------------
           Total income..........................    $   162,751  $     10,912  $    173,663
                                                     ===========  ============  ============
         Net income..............................    $    45,580  $      1,732  $     47,312
                                                     ===========  ============  ============
         Net income per share....................    $      1.46  $       1.79  $       1.44
                                                     ===========  ============  ============

                                                                   Gloucester
         1994                                        Corporation     County       Restated
         ------------------------------------------  -----------  ------------  ------------
                                                      (in thousands, except per-share data)

         Net interest income.....................    $   124,171  $      7,759  $    131,930
         Non-interest income.....................         25,801           596        26,397
                                                     -----------  ------------  ------------
           Total income..........................    $   149,972  $      8,355  $    158,327
                                                     ===========  ============  ============
         Net income..............................    $    40,480  $      2,037  $     42,517
                                                     ===========  ============  ============
         Net income per share....................    $      1.31  $       2.10  $       1.30
                                                     ===========  ============  ============

Central Pennsylvania Financial Corporation

     On October 1, 1994, the Corporation completed its acquisition of Central Pennsylvania Financial Corp. (CPFC). CPFC was headquartered in Shamokin, Pennsylvania and, as of the acquisition date, its subsidiary, Central Pennsylvania Savings Association, had approximately $260 million in assets within its ten branches located in Cumberland, Dauphin, Lycoming, Montour, North Cumberland, Snyder and Union counties, Pennsylvania. These branches were distributed among the Corporation's affiliate banks.

     The Corporation acquired all of the outstanding shares of CPFC for cash in the amount of $23 per share. The total purchase price was approximately $45.9 million. This transaction was accounted for as a purchase of assets and assumption of liabilities therefore, the results of CPFC are included in the accompanying consolidated financial statements beginning on October 1, 1994. The purchase price exceeded the fair value of net assets acquired which resulted in the Corporation recording goodwill of approximately $16.0 million which is being amortized on a straight-line basis over 15 years.

     The following sets forth selected unaudited financial data as though the acquisition occurred at the beginning of 1994. During 1994, CPFC sold 13 branch offices to unrelated third parties. The proforma adjustments reflect these dispositions as well as the effect of purchase accounting on operations.

                                                               CPFC
                                                            9 Months --      Proforma      Proforma
         1994                               Corporation       9/30/94       Adjustments    Combined
         --------------------------------  -------------  ---------------  -------------  ----------
                                                     (in thousands, except per-share data)

         Net interest income...........    $     131,930  $         8,904  $        (12)  $  140,822
         Non-interest income...........           26,397            2,548        (2,549)      26,396
                                           -------------  ---------------  -------------  ----------
           Total income................    $     158,327  $        11,452  $     (2,561)  $  167,218
                                           =============  ===============  =============  ==========
         Net income....................    $      42,517  $           426  $      1,513   $   44,456
                                           =============  ===============  =============  ==========
         Net income per share..........    $        1.30  $           .22                 $     1.36
                                           =============  ===============                 ==========

The Woodstown National Bank & Trust Company

     On February 28, 1997, the Corporation completed the previously announced acquisition of The Woodstown National Bank & Trust Company (Woodstown). As provided under the terms of the Merger Agreement, Woodstown became a subsidiary of the Corporation and each of the outstanding shares of the common stock of Woodstown was converted into 1.6 shares of the common stock of the Corporation.

     The Corporation issued approximately 2.9 million shares of its common stock in connection with the Woodstown merger. The transaction was accounted for as a pooling of interests. Since consummation of the merger occurred subsequent to December 31, 1996, the consolidated financial statements do not include the accounts of Woodstown.

     Woodstown, with approximately $270 million in assets, is headquartered in Woodstown, NJ and operates four branches in Salem County and two branches in Gloucester County. Woodstown's net interest income and net income for the year ended December 31, 1996 were approximately $10.9 million and $2.8 million, respectively.

NOTE O - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
--------------------------------------------------------------------------------

                           CONDENSED BALANCE SHEETS
                           ------------------------

                                                                                    December 31
                                                                             ------------------------
                                                                                1996          1995
                                                                             ----------    ----------
                                                                                  (in thousands)
              ASSETS
              ------
              Cash, securities, and other assets........................     $   40,938    $   38,550
              Receivable from:
                Bank subsidiaries.......................................            822         7,227
                Nonbank subsidiaries....................................            753           672
              Investment in:
                Bank subsidiaries.......................................        346,701       325,679
                Nonbank subsidiaries....................................         21,497        17,633
                                                                             -----------   -----------
                Total Assets............................................     $  410,711    $  389,761
                                                                             ===========   ===========

              LIABILITIES
              -----------
              Short-term borrowings.....................................     $   15,111    $   20,500
              Other liabilities.........................................          9,922        15,247
                                                                             -----------   -----------
                Total Liabilities.......................................         25,033        35,747
              Shareholders' equity......................................        385,678       354,014
                                                                             -----------   -----------
                Total Liabilities and Shareholders' Equity..............     $  410,711    $  389,761
                                                                             ===========   ===========

                        CONDENSED STATEMENTS OF INCOME
                        ------------------------------

                                                                  Year ended December 31
                                                        ----------------------------------------
                                                            1996          1995           1994
                                                        ----------     ----------     ----------
                                                                        (in thousands)
Income:
   Dividends from bank subsidiaries.................    $   30,936     $   35,653     $   24,747
   Other............................................         8,432          8,764          7,259
                                                        -----------    -----------    -----------
                                                            39,368         44,417         32,006
Expenses............................................        11,984         12,824         10,873
                                                        -----------    -----------    -----------
   Income before income taxes and equity in
      undistributed net income (loss) of                    27,384         31,593         21,133
subsidiaries........................................
Income tax benefit..................................        (3,483)        (3,249)        (3,016)
                                                        -----------    -----------    -----------
                                                            30,867         34,842         24,149
Equity in undistributed net income (loss) of:
  Bank subsidiaries.................................        21,965         12,073         18,129
  Nonbank subsidiaries..............................          (814)           397            239
                                                        -----------    -----------    -----------
    Net Income......................................    $   52,018     $   47,312     $   42,517
                                                        ===========    ===========    ===========

                      CONDENSED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                                      Year Ended December 31
                                                                             ------------------------------------
                                                                                1996         1995          1994
                                                                             ----------   ----------    ---------
                                                                                        (in thousands)
Cash Flows From Operating Activities:
  Net Income..............................................................   $   52,018   $   47,312    $  42,517

  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
   Deferred income tax (expense) benefit..................................         (211)         172         (254)
   Gain on sale of investment securities..................................       (2,801)      (3,151)      (2,242)
   Decrease (increase) in other assets....................................        2,708       (2,223)        (532)
   Increase in investment in subsidiaries.................................      (21,151)     (12,470)     (18,368)
   Increase in other liabilities..........................................          191        2,486       12,387
                                                                             -----------  -----------  -----------
     Total adjustments....................................................      (21,264)     (15,186)      (9,009)
                                                                             -----------  -----------  -----------
     Net cash provided by operating activities............................       30,754       32,126       33,508
                                                                             -----------  -----------  -----------

Cash Flows From Investing Activities:
   Investment in subsidiaries.............................................       (4,025)     (12,851)     (24,133)
   Investment in real estate partnerships.................................         (296)        (770)        (782)
   Proceeds from sales of investment securities...........................        5,827        6,333        4,212
   Purchase of investment securities......................................       (6,331)      (5,767)      (5,917)
   Proceeds from sales of fixed assets....................................            -        1,090            -
   Payment for purchase of CPFC, net of
    contributions from subsidiaries.......................................            -            -       (6,869)
                                                                             -----------  -----------  -----------
     Net cash used in investing activities................................       (4,825)     (11,965)     (33,489)
                                                                             -----------  -----------  -----------

Cash Flows From Financing Activities:
   Net (decrease) increase in short-term borrowings.......................       (5,389)      (2,500)      20,500
   Decrease in long-term debt.............................................            -            -         (200)
   Dividends paid.........................................................      (21,126)     (18,215)     (15,773)
   Net proceeds from issuance of common stock.............................        2,171        3,714        1,700
   Acquisition of treasury stock..........................................       (1,482)      (5,979)      (3,978)
                                                                             -----------  -----------  -----------
     Net cash (used in) provided by  financing activities.................      (25,826)     (22,980)       2,249
                                                                             -----------  -----------  -----------

Net Increase (Decrease) in Cash and Cash Equivalents......................          103       (2,819)       2,268
Cash and Cash Equivalents at Beginning of Year............................          (98)       2,721          453
                                                                             -----------  -----------  -----------
Cash and Cash Equivalents at End of Year..................................   $        5   $      (98)  $    2,721
                                                                             ===========  ===========  ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
   Interest...............................................................   $    3,508   $    4,289   $    2,604
   Income taxes...........................................................   $   16,861   $   14,444   $   15,280

--------------------------------------------------------------------------------
                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Fulton Financial Corporation:

We have audited the accompanying consolidated balance sheets of Fulton Financial Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended
December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fulton Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP


Lancaster, Pennsylvania
January 24, 1997
(Except Note N for which the date is February 28, 1997)

FULTON FINANCIAL CORPORATION
QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS
(In thousands, except per-share data)

                                                                           Three Months Ended
                                                -------------------------------------------------------------------------
For the Year 1996                                   March 31           June 30           Sept. 30           Dec. 31
-------------------------------------             -----------        ----------        -----------        ----------

Interest income....................               $    64,834       $    66,151        $    68,165       $    69,507
Interest expense...................                    27,813            27,878             28,600            29,511
                                                  -----------        ----------        -----------        ----------
Net interest income................                    37,021            38,273             39,565            39,996
Provision for loan losses..........                       676               965              1,153             1,398
Other income.......................                     7,871             7,511              8,220             9,201
Other expenses.....................                    26,242            26,412             29,113            28,384
                                                  -----------        ----------        -----------        ----------
Income before income taxes.........                    17,974            18,407             17,519            19,415
Income taxes.......................                     5,253             5,372              4,930             5,742
                                                  -----------        ----------        -----------        ----------
Net income.........................               $    12,721       $    13,035        $    12,589       $    13,673
                                                  ===========        ==========        ===========        ==========
Per-share data:
     Net income....................               $      .39        $      .40         $      .38        $      .41
     Cash dividends................               $      .155       $      .170        $      .170       $      .170


                                                                           Three Months Ended
                                                -------------------------------------------------------------------------
For the Year 1995                                   March 31           June 30           Sept. 30           Dec. 31
-------------------------------------             -----------        ----------        ------------       ----------
Interest income....................               $    60,499       $    62,218        $    63,863       $    65,089
Interest expense...................                    25,250            26,587             27,663            28,395
                                                  -----------        ----------        -----------        ----------
Net interest income................                    35,249            35,631             36,200            36,694
Provision for loan losses..........                       680               653                688             1,812
Other income.......................                     6,725             7,354              7,192             8,618
Other expenses.....................                    25,420            26,195             25,599            27,382
                                                  -----------        ----------        -----------        ----------
Income before income taxes.........                    15,874            16,137             17,105            16,118
Income taxes.......................                     4,220             4,440              4,786             4,476
                                                  -----------        ----------        -----------        ----------
Net income.........................               $    11,654        $   11,697        $    12,319       $    11,642
                                                  ===========        ==========        ===========        ==========
Per-share data:
     Net income....................               $      .35         $     .36         $      .37        $      .35
     Cash dividends................               $      .132        $     .142        $      .146       $      .146


Item 9. Changes in and Disagreements with Accountants on
--------------------------------------------------------
        Accounting and Financial Disclosure
        -----------------------------------

        None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     Incorporated by reference herein is the information appearing under the heading "Information about Nominees and Continuing Directors" on pages 5 through 11 of the 1997 Proxy Statement and under the heading "Executive Officers" on page 12 of the 1997 Proxy Statement.

Item 11. Executive Compensation
-------------------------------

     Incorporated by reference herein is the information appearing under the heading "Executive Compensation" on pages 12 through 15 of the 1997 Proxy Statement and under the heading "Compensation of Directors" on page 12 of the 1997 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     Incorporated by reference herein is the information appearing under the heading "Voting of Shares and Principal Holders Thereof" on page 3 of the 1997 Proxy Statement and under the heading "Information about Nominees and Continuing Directors" on pages 5 through 11 of the 1997 Proxy Statement.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

     Incorporated by reference herein is the information appearing under the heading "Transactions with Directors and Executive Officers" on page 17 of the 1997 Proxy Statement, and the information appearing in Note D - Loans and Allowance for Loan Losses, of the Notes to Consolidated Financial Statements in
Item 8, "Financial Statements and supplementary data".

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

(a) The following documents are filed as part of this report:

    1. Financial Statements -- The following consolidated financial statements of Fulton Financial Corporation and subsidiaries are incorporated herein by reference in response to Item 8 above:

        (i)     Consolidated Balance Sheets - December 31, 1996 and 1995.

        (ii) Consolidated Statements of Income - Years ended December 31, 1996, 1995 and 1994.

        (iii) Consolidated Statements of Shareholders' Equity - Years ended December 31, 1996, 1995 and 1994.

        (iv) Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994.

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

    3. Exhibits -- The following is a list of the Exhibits required by Item 601 of Regulation S-K and filed as part of this report:

        (i) Articles of Incorporation as amended on April 13, 1990 and Bylaws of Fulton Financial Corporation, as amended on April 17, 1990 - Incorporated by reference from Exhibits 19(a) and 19(b) of the Fulton Financial Corporation Quarterly Report on
                Form 10-Q for the quarter ended March 31, 1990.

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

        (iv)    Subsidiaries of the Registrant.

        (v)     Consents of Independent Public Accountants

        (vi)        Financial Data Schedule

(b) Reports on Form 8-K --

    1. Form 8-K dated February 29, 1996 reporting consummation of the Corporation's merger with Gloucester County Bankshares, Inc.

    2. Form 8-K dated April 16, 1996 reporting results of combined operations of Fulton Financial Corporation and Gloucester County Bankshares, Inc.

    3. Form 8-K dated October 7, 1996 reporting execution of a Merger Agreement between Fulton Financial Corporation and The Woodstown National Bank & Trust Company.

(c) Exhibits -- The exhibits required to be filed as part of this report are submitted as a separate section of this report.

(d) Financial Statement Schedules -- None required.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FULTON FINANCIAL CORPORATION
                                           (Registrant)

Dated:  March 18, 1997                     By:  /s/ Rufus A. Fulton, Jr.
                                              ----------------------------
                                                    Rufus A. Fulton, Jr.,
                                                    President and Chief
                                                    Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                        Capacity                 Date
---------                                        --------                 ----
/s/   Jeffrey G. Albertson                       Director                 March 18, 1997
-----------------------------------
      Jeffrey G. Albertson

/s/   James P. Argires, M.D.                     Director                 March 18, 1997
-----------------------------------
      James P. Argires, M.D.


                                                 Director                 March 18, 1997
-----------------------------------
      Donald M. Bowman, Jr.

                                                 Director                 March 18, 1997
-----------------------------------
      Thomas D. Caldwell, Jr., Esq.

/s/   Beth Ann L. Chivinski                      Senior Vice President    March 18, 1997
-----------------------------------
      Beth Ann L. Chivinski                      and Controller
                                                 (Principal Accounting Officer)

/s/   Harold D. Chubb                            Director                 March 18, 1997
-----------------------------------
      Harold D. Chubb

                                                 Director                 March 18, 1997
-----------------------------------
      William H. Clark, Jr.

/s/   Frederick B. Fichthorn                     Director                 March 18, 1997
-----------------------------------
      Frederick B. Fichthorn

/s/   Patrick J. Freer....                       Director                 March 18, 1997
-----------------------------------
      Patrick J. Freer


Signature                                        Capacity                                 Date
---------                                        --------                                 ----
/s/  Rufus A. Fulton, Jr.                        President, Chief Executive               March 18, 1997
-----------------------------------
     Rufus A. Fulton, Jr.                        Officer, and Director
                                                 (Principal Executive Officer)

/s/  Eugene H. Gardner                           Director                                 March 18, 1997
-----------------------------------
     Eugene H. Gardner

/s/  Robert D. Garner                            Chairman of the Board and                March 18, 1997
-----------------------------------
     Robert D. Garner                            Director


/s/  Daniel M. Heisey                            Director                                 March 18, 1997
-----------------------------------
     Daniel M. Heisey

/s/  J. Robert Hess                              Director                                 March 18, 1997
-----------------------------------
     J. Robert Hess

/s/  Carolyn R. Holleran                         Director                                 March 18, 1997
-----------------------------------
     Carolyn R. Holleran

/s/  Clyde W. Horst                              Director                                 March 18, 1997
-----------------------------------
     Clyde W. Horst

/s/  Samuel H. Jones, Jr.                        Director                                 March 18, 1997
-----------------------------------
     Samuel H. Jones, Jr.


/s/  Bernard J. Metz, Sr.                        Director                                 March 18, 1997
-----------------------------------
     Bernard J. Metz, Sr.


/s/  Charles J. Nugent                           Executive Vice President and             March 18, 1997
-----------------------------------
     Charles J. Nugent                           Chief Financial Officer
                                                 (Principal Financial Officer)

/s/  Arthur M. Peters, Jr., Esq.                 Director                                 March 18, 1997
-----------------------------------
     Arthur M. Peters, Jr., Esq.


/s/  Stuart H. Raub, Jr.                         Director                                 March 18, 1997
-----------------------------------
     Stuart H. Raub, Jr.


/s/  Donald E. Ruhl                              Director                                 March 18, 1997
-----------------------------------
     Donald E. Ruhl

/s/  William E. Rusling                          Director                                 March 18, 1997
-----------------------------------
     William E. Rusling


Signature                                        Capacity                                 Date
---------                                        --------                                 ----
/s/  Mary Ann Russell                            Director                                 March 18, 1997
-----------------------------------
     Mary Ann Russell

/s/  John O. Shirk, Esq.                         Director                                 March 18, 1997
-----------------------------------
     John O. Shirk, Esq.


/s/  James K. Sperry                             Executive Vice President and             March 18, 1997
-----------------------------------
     James K. Sperry                             Director


                                                 Director                                 March 18, 1997
-----------------------------------
     Kenneth G. Stoudt

                                 EXHIBIT INDEX
                                 -------------

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

      (c) Severance Agreement entered into as of November 19, 1992 between Fulton Financial Corporation and Charles J. Nugent, Executive Vice President and Chief Financial Officer - Incorporated by reference from Exhibit 10(c) of the Fulton Financial Corporation Annual Report on Form 10-K for the year ended December 31, 1992.

13.   Annual Report to Shareholders for the year ended December 31, 1996.

21.   Subsidiaries of the Registrant.

23.   Consents of Independent Public Accountants.

27.   Financial Data Schedule.