Form 10-Q
period 1997-03-31
FULTON FINANCIAL CORP
filed 1997-04-25
CIK 700564

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20459
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997    , or
                                   -------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to __________


                           Commission File No. 0-10587
                                               -------

                          FULTON FINANCIAL CORPORATION
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   PENNSYLVANIA                     23-2195389
      --------------------------------------------------------------------
          (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)       Identification No.)


        One Penn Square, P.O. Box 4887 Lancaster, Pennsylvania      17604
      --------------------------------------------------------------------
       (Address of principal executive offices)                 (Zip Code)

                                 (717) 291-2411
      --------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

     Common Stock, $2.50 Par Value -- 35,988,729 shares outstanding as of
     --------------------------------------------------------------------
April 25, 1997.
--------------

                  FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997


                                      INDEX
                                      -----



Description                                                                Page
-----------                                                                ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

(a) Consolidated Balance Sheets -
    March 31, 1997 and December 31, 1996....................................3

(b) Consolidated Statements of Income -
    Three months ended March 31, 1997 and 1996..............................4

(c) Consolidated Statements of Cash Flows -
    Three months ended March 31, 1997 and 1996..............................5

(d) Notes to Consolidated Financial Statements - March 31, 1997.............6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations......................8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................14



SIGNATURES..................................................................15


FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)


                                                                                          March 31          December 31
                                                                                            1997               1996
                                                                                       ----------------------------------
ASSETS
-------------------------------------------------------------------------------------------------------------------------
Cash and due from banks ...........................................................    $     197,119       $     175,376
Interest-bearing deposits with other banks ........................................            1,571               2,053
Mortgage loans held for sale ......................................................              144                 125
Investment securities:
     Held to maturity (Fair value: $366,065 in 1997 and $428,555 in 1996) .........          369,231             428,793
     Available for sale ...........................................................          367,522             331,082

Loans .............................................................................        3,055,032           2,970,603
     Less: Allowance for loan losses ..............................................          (45,006)            (43,829)
               Unearned income ....................................................           (7,851)             (8,080)
                                                                                       ---------------     --------------
                   Net Loans ......................................................        3,002,175           2,918,694
                                                                                       ---------------     --------------

Premises and equipment ............................................................           57,532              56,948
Accrued interest receivable .......................................................           25,268              26,340
Other assets ......................................................................           77,360              82,103
                                                                                       ---------------     --------------

                   Total Assets ...................................................    $   4,097,922       $   4,021,514
                                                                                       ===============     ==============

LIABILITIES
-------------------------------------------------------------------------------------------------------------------------
Deposits:
     Noninterest-bearing ..........................................................    $     545,294       $     529,117
     Interest-bearing .............................................................        2,837,816           2,757,548
                                                                                       ---------------     --------------
                                                                                       ---------------     --------------
                   Total Deposits .................................................        3,383,110           3,286,665
                                                                                       ---------------     --------------

Short-term borrowings:
     Federal funds purchased and securities sold under agreements to repurchase....          143,618             205,670
     Demand notes of U.S. Treasury ................................................            5,000               4,992
                                                                                       ---------------     --------------
                                                                                       ---------------     --------------
                   Total Short-Term Borrowings ....................................          148,618             210,662
                                                                                       ---------------     --------------

Accrued interest payable ..........................................................           23,818              20,456
Other liabilities .................................................................           64,737              44,397
Long-term debt ....................................................................           58,648              49,560
                                                                                       ---------------     --------------
                                                                                       ---------------     --------------
                   Total Liabilities ..............................................        3,678,931           3,611,740
                                                                                       ---------------     --------------

SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------
Common stock ($2.50 par)
     Shares: Authorized 100,000,000
             Issued and Outstanding 35,973,781 (35,902,939 in 1996)................           89,934              89,757
Capital surplus ...................................................................          216,008             215,638
Retained earnings .................................................................          104,220              94,949
Net unrealized holding gains on securities available for sale......................            8,829               9,430
                                                                                       ---------------     --------------
                    Total Shareholders' Equity ....................................          418,991             409,774
                                                                                       ---------------     --------------

                    Total Liabilities and Shareholders' Equity ....................    $   4,097,922       $   4,021,514
                                                                                       ===============     ==============

--------------------------------------------------------------------------------
See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)

                                                                                          Three Months Ended March 31
                                                                                     --------------------------------------
                                                                                           1997                 1996
                                                                                     --------------------------------------
INTEREST INCOME
---------------------------------------------------------------------------------------------------------------------------
Loans, including fees .............................................................  $        63,357       $        58,026
Investment securities:
     Taxable ......................................................................            9,507                 9,744
     Tax-exempt ...................................................................              719                   937
     Dividends ....................................................................              594                   500
Federal funds sold ................................................................               26                   323
Interest-bearing deposits with other banks ........................................               20                    55
                                                                                     -----------------     ----------------
                  Total Interest Income ...........................................           74,223                69,585

INTEREST EXPENSE
---------------------------------------------------------------------------------------------------------------------------

Deposits ..........................................................................           28,476                27,861
Short-term borrowings .............................................................            2,143                 1,597
Long-term debt ....................................................................              847                   543
                                                                                     -----------------     ----------------
                 Total Interest Expense ...........................................           31,466                30,001

                 Net Interest Income ..............................................           42,757                39,584
PROVISION FOR LOAN LOSSES .........................................................            1,794                   721
                                                                                     -----------------     ----------------

                 Net Interest Income After Provision for Loan Losses ..............           40,963                38,863
                                                                                     -----------------     ----------------

OTHER INCOME
---------------------------------------------------------------------------------------------------------------------------
Trust department ..................................................................            2,339                 1,902
Service charges on deposit accounts ...............................................            3,613                 3,172
Other service charges and fees ....................................................            2,033                 2,108
Gain on sale of mortgage loans ....................................................              228                   273
Investment securities gains .......................................................            1,980                 1,031
                                                                                     -----------------     ----------------
                                                                                              10,193                 8,486

OTHER EXPENSES
---------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits ....................................................           16,071                14,620
Net occupancy expense .............................................................            2,617                 2,599
Equipment expense .................................................................            1,725                 1,504
FDIC assessment expense ...........................................................              148                   250
Special services ..................................................................            1,649                 1,584
Other .............................................................................            7,039                 7,211
                                                                                     -----------------     ----------------
                                                                                              29,249                27,768

                  Income Before Income Taxes ......................................           21,907                19,581
INCOME TAXES.......................................................................            6,512                 5,839
                                                                                     -----------------     ----------------

                  Net Income ......................................................  $        15,395       $        13,742
                                                                                     =================     ================

---------------------------------------------------------------------------------------------------------------------------
PER-SHARE DATA:
Net income ........................................................................  $          0.43        $         0.38
Cash dividends ....................................................................  $         0.170        $        0.151
Weighted average shares outstanding ...............................................       35,948,228            35,771,715


--------------------------------------------------------------------------------
See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(In thousands)

                                                                                              Three Months Ended
                                                                                                   March 31
                                                                                       ----------------------------------
                                                                                            1997               1996
                                                                                       ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income......................................................................  $      15,395      $      13,742

     Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses .................................................          1,794                721
          Depreciation and amortization of premises and equipment ...................          1,707              1,477
          Net amortization of investment security premiums ..........................             49                 67
          Gain on sale of investment securities .....................................         (1,980)            (1,031)
          Net (increase) decrease in mortgage loans held for sale....................            (19)               647
          Amortization of intangible assets .........................................            379                367
          Decrease in accrued interest receivable ...................................          1,072                352
          Decrease in other assets ..................................................          4,541              4,299
          Increase in accrued interest payable ......................................          3,362              2,034
          Increase (decrease) in other liabilities...................................          5,723             (1,159)
                                                                                       --------------     --------------
               Total  adjustments....................................................         16,628              7,774
                                                                                       --------------     --------------
               Net cash provided by operating activities ............................         32,023             21,516
                                                                                       --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of securities available for sale ...........................         55,842             39,006
     Proceeds from maturities of securities held to maturity ........................         60,147             79,835
     Proceeds from maturities of securities available for sale ......................          4,827              4,544
     Purchase of securities held to maturity ........................................           (601)           (88,537)
     Purchase of securities available for sale ......................................        (81,840)           (80,555)
     Decrease in short-term investments .............................................            482              1,675
     Net increase in loans ..........................................................        (85,275)           (40,321)
     Purchase of premises and equipment..............................................         (2,291)            (3,427)
                                                                                       --------------     --------------
               Net cash used in investing activities ................................        (48,709)           (87,780)
                                                                                       --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in demand and savings deposits ....................................          3,736                879
     Net increase in time deposits ..................................................         92,709             56,756
     Increase (decrease) in long-term debt...........................................          9,088             (5,938)
     (Decrease) increase in short-term borrowings ...................................        (62,044)            23,222
     Dividends paid .................................................................         (5,607)            (5,416)
     Net proceeds from issuance of common stock .....................................            547              1,125
     Acquisition of treasury stock ..................................................              -             (1,217)
                                                                                       --------------     --------------
               Net cash provided by financing activities.............................         38,429             69,411
                                                                                       --------------     --------------

     Net Increase in Cash and Due From Banks ........................................         21,743              3,147
     Cash and Due From Banks at Beginning of Period .................................        175,376            162,084
                                                                                       --------------     --------------
     Cash and Due From Banks at End of Period .......................................  $     197,119      $     165,231
                                                                                       ==============     ==============

     Supplemental Disclosures of Cash Flow Information
     Cash paid during the period for:
          Interest ..................................................................  $      28,104      $      27,967
          Income taxes ..............................................................  $           -      $           -


--------------------------------------------------------------------------------
See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


NOTE B - Net Income Per Share

Net income per share is computed on the basis of the weighted average number of common shares outstanding.


NOTE C - Mergers and Acquisitions

The Woodstown National Bank & Trust Company - On February 28, 1997, the Corporation completed the previously announced acquisition of The Woodstown National Bank & Trust Company (Woodstown). As provided under the terms of the merger agreement, Woodstown became a wholly-owned subsidiary of the Corporation and each of the outstanding shares of Woodstown common stock was converted into
1.6 shares of the common stock of the Corporation.

The Corporation issued 2.9 million shares of its common stock in connection with the merger. The transaction was accounted for as a pooling of interests and all financial statements and financial information contained herein have been restated to include the amounts and results of operations of Woodstown for all periods presented.

Woodstown is headquartered in Woodstown, New Jersey and operates six branch offices in Salem and Gloucester Counties. Woodstown had approximately $260 million in total assets as of February 28, 1997.

The following sets forth selected unaudited financial data for the Corporation and Woodstown for the two months ended February 28, 1997:

                                      Corporation           Woodstown
                                      -----------           ---------
Net interest income.............    $        25,105      $         3,169
Other income....................              6,513                  224
                                    -----------------    -----------------

Total income....................    $        31,618      $         3,393
                                    =================    =================

Net income......................    $        10,300      $           628
                                    =================    =================

The effect of the merger on the Corporation's previously reported revenues, net income and net income per share for the three months ended March 31, 1996 follows:

Three months ended March 31, 1996:
----------------------------------

                                      Corporation          Woodstown           Restated
                                      -----------          ---------           --------
Net interest income.............    $        37,021     $         2,563     $        39,584
Other income....................              7,871                 615               8,486
                                    ----------------    ----------------    ----------------
Total income....................    $        44,892     $         3,178     $        48,070
                                    ================    ================    ================

Net income......................    $        12,720     $         1,022     $        13,742
                                    ================    ================    ================

Net income per share............    $          0.39     $          0.57     $          0.38
                                    ================    ================    ================

The Peoples Bank of Elkton - On March 18, 1997, the Corporation entered into an Affiliation and Merger Agreement with The Peoples Bank of Elkton (Elkton) under the terms of which the Corporation will acquire each of the 231,000 outstanding shares of the common stock of Elkton in exchange for 3.78 shares of the Corporation's common stock.

The acquisition is subject to approval by bank regulatory authorities and Elkton shareholders and is expected to close in the third or fourth quarter of 1997. The acquisition will be accounted for as a pooling of interests.

Elkton is located in Elkton, Maryland and operates two branch offices. As of March 31, 1997, Elkton had approximately $92 million in assets. Elkton will be the Corporation's second banking affiliate in the State of Maryland.


NOTE D - New Accounting Standards

Accounting for Transfers and Servicing of Financial Assets and Extinguishments
------------------------------------------------------------------------------
of Liabilities: Statement of Financial Accounting Standards No. 125, "Accounting
--------------
for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement 125) was issued in 1996 and is effective for 1997. Statement of Financial Accounting Standards No. 127 (Statement 127) was also issued in 1996 and amended Statement 125 by deferring for one year the effective date for certain provisions of Statement 125. The Corporation adopted the applicable provisions of Statement 125, on January 1, 1997 and intends to adopt the remaining provisions on January 1, 1998. No material financial statement impact is expected.

Earnings Per Share: Statement of Financial Accounting Standards No. 128,
------------------
"Earnings Per Share" (Statement 128) was issued in February, 1997. Statement 128 simplifies the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15 and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. It also requires a reconciliation of the numerator and denominator of basic and diluted EPS. Statement 128 is effective for periods ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. Statement 128 will not have a significant impact on the earnings per share of the Corporation.

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

MERGER AND ACQUISITIONS
-----------------------

In recent years, the Corporation has engaged in the strategic acquisition of banks with similar operating philosophies located in desirable suburban or rural markets. This external growth strategy, coupled with the internal growth of the Corporation's existing franchise, is intended to increase the value of the Corporation to customers, employees and shareholders. During the first quarter of 1997, the Corporation completed one previously announced acquisition and announced a second.

The Woodstown National Bank & Trust Company - On February 28, 1997, the Corporation completed the previously announced acquisition of The Woodstown National Bank & Trust Company (Woodstown) of Woodstown, New Jersey. As provided under the terms of the merger agreement, Woodstown became a wholly-owned subsidiary of the Corporation and each of the outstanding shares of Woodstown common stock was exchanged for 1.6 shares of the common stock of the Corporation. The Corporation issued 2.9 million shares of its common stock in conjunction with the merger. Woodstown, with approximately $260 million in assets, became the Corporation's tenth banking subsidiary and second located in New Jersey.

The transaction was accounted for as a pooling of interests. All of the financial information contained herein has been restated to reflect the financial condition and results of operations of Woodstown.

The Peoples Bank of Elkton - On March 18, 1997, the Corporation entered into an Affiliation and Merger Agreement with The Peoples Bank of Elkton (Elkton) under the terms of which the Corporation will acquire each of the 231,000 outstanding shares of the common stock of Elkton in exchange for 3.78 shares of the Corporation's common stock. The acquisition is subject to approval by bank regulatory authorities and Elkton shareholders and is expected to close in the third or fourth quarter of 1997. The acquisition will be accounted for as a pooling of interests.

Elkton is located in Elkton, Maryland and operates two branch offices. As of March 31, 1997, Elkton had approximately $92 million in assets. The acquisition will be the Corporation's second in the State of Maryland.

RESULTS OF OPERATIONS
---------------------

Quarter ended March 31, 1997 versus Quarter ended March 31, 1996
----------------------------------------------------------------

Fulton Financial Corporation's net income for the first quarter of 1997 increased $1.7 million, or 12.0%, in comparison to the net income for the first quarter in 1996. First quarter net income of $15.4 million, or $0.43 per share, represented a return on average assets (ROA) of 1.56% and a return on average equity (ROE) of 15.04%. This compares to 1996 net income of $13.7 million, or $0.38 per share (1.49% ROA and 14.66% ROE).

The increase in net income was a result of the continued steady growth of net interest income and significantly higher non interest income. In addition, increases in both income categories continued to outpace the growth rate of operating expenses.

Net Interest Income
-------------------

Net interest income increased $3.2 million, or 8.0%, for the quarter. Overall, this increase was a result of growth in the Corporation's balance sheet coupled with a slightly higher net interest margin. The following tables summarize the components of this increase as well as the changes in average interest-earning assets and interest-bearing liabilities and the average interest rates thereon. All dollar amounts are in thousands.

                                                                             Change
                                                                 --------------------------------
                                1997               1996             Dollar            Percent
                            --------------     --------------    -------------     --------------
Interest income .........   $    74,223        $    69,585       $    4,638              6.7%
Interest expense.........        31,466             30,001            1,465              4.9
                            --------------     --------------    -------------     --------------

Net interest income......   $    42,757        $    39,584       $    3,173              8.0

--------------------------------------------------------------------------------------------------------

                                               1997                 1996              % Change
                                          ----------------    -----------------    ---------------
Average interest-earning assets........   $   3,719,280       $    3,473,216             7.1%
Yield on earning assets................           8.13%                8.16%            (0.4%)

Average interest-bearing liabilities...   $   3,040,624       $    2,869,713             6.0%
Cost of interest-bearing liabilities...           4.19%                4.23%            (0.9%)


The 6.7% increase in interest income was due primarily to an increase in average interest-earning assets during the period, partially offset by a small decrease in yield. The majority of the growth in interest-earning assets was realized in the loan portfolio, which grew 11.8% compared to the first quarter of 1996. Loan growth was generated primarily by consumer installment and home equity loans ($157 million, or 29.4%, increase), and commercial mortgages ($83 million, or 25.6%, increase). Consumer loans grew as a result of the Corporation's expansion of its dealer programs. The home equity loan increase was generated from several promotions occurring in early 1996. Commercial loan growth was a result of improved calling and marketing efforts and also reflected the economic stability in the Corporation's markets.

The 4.9% increase in interest expense was a result of an increase in average interest-bearing liabilities offset by a small decline in rates. Average deposits increased $147 million or 4.7%. Almost all of this growth has been in certificates of deposit with maturities of less than two years ($132 million, or 20.4%, increase) and non-interest bearing demand deposits ($49 million, or 12.5%, increase).

Provision and Allowance for Loan Losses
---------------------------------------

The following table shows the activity in the Corporation's allowance for loan losses:

                                                Three Months Ended
                                                     March 31
                                           --------------------------
(In thousands)                                1997            1996
                                           ----------     -----------
Balance, beginning of period...........    $  43,829      $  40,457

Provision for loan losses..............        1,794            721

Charge-offs............................       (1,268)          (927)
Recoveries.............................          651            626
                                           ----------     -----------
     Net charge-offs...................         (617)          (301)
                                           ----------     -----------
Balance, end of period.................    $  45,006      $  40,877
                                           ==========     ===========

The provision for loan losses for the quarter ended March 31, 1997 was $1.8 million compared to $721,000 for the same period of 1996. The increase in the provision was primarily a result of the growth in the Corporation's loan portfolio. The allowance for loan losses as a percentage of gross loans (net of unearned income) remained constant at 1.48% at both March 31, 1997 and December 31, 1996. In addition, as shown by the following table, non-performing assets also remained stable:


                                              March 31        Dec. 31
(Dollars in thousands)                          1997           1996
                                           ------------    ------------
Nonaccrual loans.........................  $   15,719      $  15,183
Loans 90 days past due and accruing......       7,486          6,843
Other real estate owned..................       1,501          2,126
                                           ============    ===========
Total non-performing assets..............  $   24,706      $  24,152
                                           ============    ===========

Non-performing assets/Total assets.......       0.60%          0.60%
Non-performing assets/Gross loans........       0.81%          0.81%


Other Income
------------

Other income for the quarter ended March 31, 1997 was $10.2 million. This was an increase of $1.7 million or 20.1%, over the comparable period in 1996. Of this increase, $949,000 was a result of higher investment security gains. Management monitors the Corporation's available for sale securities and makes periodic purchase and sale decisions based on current and expected market conditions. In the first quarter of 1997, certain investments in stock of other financial institutions were sold due to management's assessment of current market conditions.

Excluding investment security gains, other income increased $758,000 or 10.2%. Trust department income ($437,000, or 23.0%, increase) and service charges on deposit accounts ($441,000, or 13.9%, increase) accounted for all of this growth as a result of the continued expansion of investment management and trust services and changes in deposit fee structures over the past year.

Other Expenses
--------------

Total other expenses for the first quarter of 1997 increased $1.5 million, or 5.3%, to $29.2 million from $27.8 million in the comparable period of 1996. The majority of this increase was in salaries and benefits, which increased $1.5 million or 9.9% in comparison to the first quarter of 1996. This increase was due to several unusual items. In 1996, accruals of expense for certain employee benefit plans were reduced, resulting in a reduction of 1996 benefits expense of approximately $250,000. In 1997, the Corporation accrued an additional expense of approximately $600,000 related to certain post-employment benefits plans accounted for under the provisions of Statement of Financial Accounting Standards No. 112. Excluding these two factors, salaries and benefits expense increased $601,000 or 4.1%. This growth rate was consistent with management's goals and reflects the continued growth of the Corporation.

Excluding the increase in salaries and benefits expenses, other expenses remained flat ($13.2 million in 1997 and $13.1 million in 1996). Expenses were positively impacted by the recovery of $230,000 of certain operating risk losses written off in 1996 and a $300,000 increase in the cash surrender value of the corporate-owned life insurance plan as a result of modifying the type of insurance policies underlying the plan. In addition, the Corporation continued to monitor expenses for additional cost saving opportunities.

Income Taxes
------------

Income tax expense for the quarter was $6.5 million as compared to $5.8 million for the comparable period in 1996. This $673,000, or 11.5%, increase was consistent with the increase in pre-tax income of 11.9%.

FINANCIAL CONDITION
-------------------

At March 31, 1997, the Corporation had total assets of $4.1 billion, reflecting an increase of $76.4 million, or 1.9%, over December 31, 1996. In general, this growth was driven by an increase in loans.

Loans, net of unearned income and the allowance for loan losses, increased $83.5 million, or 2.9%, to $3.0 billion. As noted in the net interest income discussion, this increase was attributable primarily to installment loans and commercial mortgages.

Loan growth was funded by maturing investment securities (decrease of $23.1 million or 3.0%), growth in deposits and long-term borrowings. Since December 31, 1996, deposits increased $96.4 million, or 2.9%, primarily in certificates of deposit with maturities of less than two years. Long-term borrowings increased $9.1 million or 18.3% as certain short-term borrowings were converted to longer terms.

Additional funds available from investment maturities and deposit growth were used to reduce the Corporation's need for short-term borrowings. Such borrowings decreased $62.0 million or 29.5% since December 31, 1996.

Other liabilities increased $20.3 million or 45.8% due to purchases of investment securities which did not settle until after the end of the quarter. Such purchases totaled approximately $14 million.

Liquidity and Interest Rate Sensitivity Management
--------------------------------------------------

The goals of the Corporation's asset/liability management function are to ensure adequate liquidity while maintaining an appropriate balance between the relative sensitivity of interest-earning assets and interest-bearing liabilities.

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

The Corporation's policy provides for the six-month gap position to be maintained between 0.85 and 1.15. The Corporation was positioned within this range throughout the first three months of 1997.

Capital Resources
-----------------

Shareholders' equity increased $9.2 million or 2.2% during the first quarter of 1997. This growth is a result of net income for the quarter offset by the normal quarterly dividend to shareholders.

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

As of March 31, 1997, the Corporation's capital ratios exceeded all of the minimum ratios as set forth above.

                          PART II -- OTHER INFORMATION
                          -----------------------------

Item 6 Exhibits and Reports on Form 8-K
        --------------------------------

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

                (c) Severance Agreement entered into as of November 19, 1992 between Fulton Financial Corporation and Charles J. Nugent, Executive Vice President and Chief Financial Officer, incorporated by reference from Exhibit 10(c) to the Fulton Financial Corporation Annual Report on Form 10-K for the year ended December 31, 1992.

            (4) Financial Data Schedule - March 31, 1997

        (b) Reports on Form 8-K:

            (1) Form 8-K dated March 7, 1997 reporting the merger of Fulton
                Financial Corporation and The Woodstown National Bank & Trust Company.

            (2) Form 8-K dated March 31, 1997 reporting execution of a Merger
                Agreement between Fulton Financial Corporation and The Peoples Bank of Elkton.

                  FULTON FINANCIAL CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FULTON FINANCIAL CORPORATION



       Date: April 25, 1997             /s/ Rufus A. Fulton, Jr.
            ------------------          ---------------------------
                                            Rufus A. Fulton, Jr.
                                            President and Chief Executive Office


       Date: April 25, 1997             /s/ Beth Ann L. Chivinski
            ------------------          ---------------------------
                                            Beth Ann L. Chivinski
                                            Senior  Vice President-Controller
                                            (Chief Accounting Officer)

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

27. Financial data schedule - March 31, 1997.