Form 10-Q
period 1997-06-30
FULTON FINANCIAL CORP
filed 1997-08-11
CIK 700564

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20459
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       June 30, 1997         , or
                                   ----------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    ---------------    ---------------

                          Commission File No. 0-10587
                                              -------

                         FULTON FINANCIAL CORPORATION
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   PENNSYLVANIA                     23-2195389
    ----------------------------------------------------------------------
         (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)        Identification No.)


       One Penn Square, P.O. Box 4887 Lancaster, Pennsylvania     17604
      --------------------------------------------------------------------
               (Address of principal executive offices)         (Zip Code)

                                 (717) 291-2411
      --------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, $2.50 Par Value -- 39,618,387 shares outstanding as of
     --------------------------------------------------------------------
                                August 1, 1997.
                                --------------

                  FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997


                                      INDEX
                                      -----


      Description                                                           Page
      -----------                                                           ----
      PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited):

      (a) Consolidated Balance Sheets -
          June 30, 1997 and December 31, 1996.................................3

      (b) Consolidated Statements of Income -
          Three and six months ended June 30, 1997 and 1996...................4

      (c) Consolidated Statements of Cash Flows -
          Six months ended June 30, 1997 and 1996.............................5

      (d) Notes to Consolidated Financial Statements - June 30, 1997..........6


      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations...................9


      PART II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K...............................15



      SIGNATURES.............................................................16


FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)

                                                                                     June 30        December 31
                                                                                       1997             1996
                                                                                -------------------------------
ASSETS
---------------------------------------------------------------------------------------------------------------
Cash and due from banks ........................................................  $   208,519     $   175,376
Interest-bearing deposits with other banks .....................................        1,109           2,053
Mortgage loans held for sale ...................................................          638             125
Investment securities:
  Held to maturity (Fair value: $333,537 in 1997 and $428,555 in 1996) .........      334,479         428,793
  Available for sale ...........................................................      449,260         331,082

Loans ..........................................................................    3,093,836       2,970,603
  Less: Allowance for loan losses ..............................................      (45,221)        (43,829)
        Unearned income ........................................................       (7,490)         (8,080)
                                                                                  ------------    ------------
                Net Loans ......................................................    3,041,125       2,918,694
                                                                                  ------------    ------------

Premises and equipment .........................................................       57,649          56,948
Accrued interest receivable ....................................................       25,241          26,340
Other assets ...................................................................       83,009          82,103
                                                                                  ------------    ------------

                Total Assets ...................................................  $ 4,201,029     $ 4,021,514
                                                                                  ============    ============


LIABILITIES
---------------------------------------------------------------------------------------------------------------
Deposits:
  Noninterest-bearing ..........................................................  $   583,494     $   529,117
  Interest-bearing .............................................................    2,862,958       2,757,548
                                                                                  ------------    ------------
                Total Deposits .................................................    3,446,452       3,286,665
                                                                                  ------------    ------------

Short-term borrowings:
  Securities sold under agreements to repurchase ...............................      135,731         139,670
  Federal funds purchased.......................................................       48,585          66,000
  Demand notes of U.S. Treasury ................................................        5,000           4,992
                                                                                  ------------    ------------
                Total Short-Term Borrowings ....................................      189,316         210,662
                                                                                  ------------    ------------

Accrued interest payable .......................................................       23,762          20,456
Other liabilities ..............................................................       51,888          44,397
Long-term debt .................................................................       56,719          49,560
                                                                                  ------------    ------------
                Total Liabilities ..............................................    3,768,137       3,611,740
                                                                                  ------------    ------------


SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------
Common stock ($2.50 par)
  Shares: Authorized 200,000,000
          Issued and Outstanding 39,618,387 (39,489,169 in 1996)................       99,046          89,757
Capital surplus ................................................................      290,376         215,638
Retained earnings ..............................................................       30,165          94,949
Net unrealized holding gains on securities available for sale...................       13,305           9,430
                                                                                 ------------    ------------
          Total Shareholders' Equity ...........................................      432,892         409,774
                                                                                 ------------    ------------

          Total Liabilities and Shareholders' Equity ...........................  $ 4,201,029     $ 4,021,514
                                                                                 ============    ============

---------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)

                                                                       Three Months Ended June 30        Six Months Ended June 30
                                                                    -------------------------------  -------------------------------

                                                                        1997            1996             1997              1996
                                                                    -------------------------------  -------------------------------
INTEREST INCOME
------------------------------------------------------------------------------------------------------------------------------------

Loans, including fees ............................................  $     65,936    $     58,857     $    129,293      $    116,883
Investment securities:
  Taxable ........................................................        10,046          10,493           19,553            20,237
  Tax-exempt .....................................................           590             867            1,309             1,804
  Dividends ......................................................           609             509            1,203             1,009
Federal funds sold ...............................................            43             109               69               432
Interest-bearing deposits with other banks .......................            20              34               40                89
                                                                    ------------    ------------     ------------      -------------
                Total Interest Income ............................        77,244          70,869          151,467           140,454

INTEREST EXPENSE
------------------------------------------------------------------------------------------------------------------------------------

Deposits .........................................................        29,820          27,685           58,296            55,546
Short-term borrowings ............................................         1,984           1,819            4,127             3,416
Long-term debt ...................................................           878             459            1,725             1,002
                                                                    ------------    ------------     ------------      -------------
                Total Interest Expense ...........................        32,682          29,963           64,148            59,964
                                                                    ------------    ------------     ------------      -------------


                Net Interest Income ..............................        44,562          40,906           87,319            80,490
PROVISION FOR LOAN LOSSES ........................................         1,617           1,010            3,411             1,731
                                                                    ------------    ------------     ------------      -------------


                Net Interest Income After
                    Provision for Loan Losses ....................        42,945          39,896           83,908            78,759
                                                                    ------------    ------------     ------------      -------------


OTHER INCOME
------------------------------------------------------------------------------------------------------------------------------------
Trust department .................................................         2,295           1,912            4,634             3,814
Service charges on deposit accounts ..............................         3,785           3,423            7,398             6,595
Other service charges and fees ...................................         2,046           1,868            4,079             3,976
Gain on sale of mortgage loans ...................................           286             161              514               434
Investment securities gains ......................................           594             509            2,574             1,540
                                                                    ------------    ------------     ------------      -------------
                Total Other Income ...............................         9,006           7,873           19,199            16,359

OTHER EXPENSES
------------------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits ...................................        15,688          14,741           31,759            29,361
Net occupancy expense ............................................         2,513           2,390            5,130             4,989
Equipment expense ................................................         1,749           1,463            3,474             2,967
FDIC assessment expense ..........................................           170             239              318               489
Special services .................................................         1,620           1,643            3,269             3,227
Other ............................................................         6,995           7,431           14,034            14,642
                                                                    ------------    ------------     ------------      -------------
                Total Other Expenses .............................        28,735          27,907           57,984            55,675

                Income Before Income Taxes .......................        23,216          19,862           45,123            39,443
INCOME TAXES......................................................         7,503           5,896           14,015            11,735
                                                                    ------------    ------------     ------------      -------------

                Net Income .......................................  $     15,713    $     13,966     $     31,108      $     27,708
                                                                    ============    ============     ============      =============

------------------------------------------------------------------------------------------------------------------------------------
PER-SHARE DATA:
Net income .......................................................  $       0.40    $       0.35     $       0.79      $       0.70
Cash dividends ...................................................  $      0.170    $      0.150     $      0.325      $      0.288
Weighted average shares outstanding ..............................    39,593,288      39,411,613       39,566,285        39,378,226
------------------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(In thousands)


                                                                                            Six Months Ended June 30
                                                                                       --------------------------------
                                                                                            1997             1996
                                                                                       --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.......................................................................    $    31,108       $   27,708

  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses .....................................................          3,411            1,731
    Depreciation and amortization of premises and equipment .......................          3,437            2,965
    Net amortization of investment security premiums ..............................            104              251
    Gain on sale of investment securities .........................................         (2,574)          (1,540)
    Net (increase) decrease in mortgage loans held for sale........................           (513)             178
    Amortization of intangible assets .............................................            760              733
    Decrease in accrued interest receivable .......................................          1,099               93
    (Increase) decrease in other assets ...........................................         (3,902)           4,105
    Increase in accrued interest payable ..........................................          3,306            1,213
    Increase (decrease) in other liabilities.......................................          6,368           (3,254)
                                                                                      ------------      -----------
       Total  adjustments..........................................................         11,496            6,475
                                                                                      ------------      -----------
       Net cash provided by operating activities ..................................         42,604           34,183
                                                                                      ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale ............................         57,117           39,200
  Proceeds from maturities of securities held to maturity .........................         93,695          124,314
  Proceeds from maturities of securities available for sale .......................         22,568           14,959
  Purchase of securities held to maturity .........................................         (1,275)         (96,924)
  Purchase of securities available for sale .......................................       (187,388)        (108,546)
  Decrease in short-term investments ..............................................            944            1,867
  Net increase in loans ...........................................................       (125,842)        (140,596)
  Purchase of premises and equipment...............................................         (4,138)          (6,145)
                                                                                      ------------      -----------
       Net cash used in investing activities ......................................       (144,319)        (171,871)
                                                                                      ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand and savings deposits .....................................         30,416              879
  Net increase in time deposits ...................................................        129,371           87,512
  Increase (decrease) in long-term debt............................................          7,159          (13,354)
  (Decrease) increase in short-term borrowings ....................................        (21,346)          81,784
  Dividends paid ..................................................................        (11,723)         (10,563)
  Net proceeds from issuance of common stock ......................................            981            1,401
  Acquisition of treasury stock ...................................................              -           (1,387)
                                                                                      ------------      -----------
            Net cash provided by financing activities..............................        134,858          146,272
                                                                                      ------------      -----------

  Net Increase in Cash and Due From Banks .........................................         33,143            8,584
  Cash and Due From Banks at Beginning of Period ..................................        175,376          162,084
                                                                                      ------------      -----------

  Cash and Due From Banks at End of Period ........................................    $   208,519       $  170,668
                                                                                      ============      ===========

  Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
     Interest .....................................................................    $    60,842       $   58,751
     Income taxes .................................................................    $    10,478       $    8,139


--------------------------------------------------------------------------------
  See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE B - Net Income Per Share

Net income per share is computed on the basis of the weighted average number of common shares outstanding.

NOTE C - Stock Dividend

The Board of Directors declared a 10% stock dividend on May 1, 1997 which was paid on June 13, 1997 to shareholders of record as of May 23, 1997. All share and per-share information has been restated to reflect the effect of the stock dividend.

NOTE D - Mergers and Acquisitions

The Woodstown National Bank & Trust Company - On February 28, 1997, the Corporation completed its acquisition of The Woodstown National Bank & Trust Company (Woodstown). As provided under the terms of the merger agreement, Woodstown became a wholly-owned subsidiary of the Corporation and each of the outstanding shares of Woodstown common stock was converted into 1.76 shares of the common stock of the Corporation.

The Corporation issued 3.2 million shares of its common stock in connection with the merger. The transaction was accounted for as a pooling of interests and all financial statements and financial information contained herein have been restated to include the accounts and results of operations of Woodstown for all periods presented.

Woodstown is headquartered in Woodstown, New Jersey and operates seven branch offices in Salem and Gloucester Counties. Woodstown had approximately $260 million in total assets as of February 28, 1997.

The following sets forth selected unaudited financial data for the Corporation and Woodstown for the two months ended February 28, 1997:


                                                Corporation     Woodstown
                                                -----------     ---------
      Net interest income...................    $    25,105     $   3,169
      Other income..........................          6,513           224
                                                -----------     ---------
      Total income..........................    $    31,618     $   3,393
                                                ===========     =========

      Net income............................    $    10,300     $     628
                                                ===========     =========

The effect of the merger on the Corporation's previously reported revenues, net income and net income per share for the three and six months ended June 30, 1996 follows:


Three months ended June 30, 1996:
--------------------------------
                                         Corporation     Woodstown      Restated
                                         -----------     ---------      --------
Net interest income...................   $   38,273      $  2,633       $ 40,906
Other income..........................        7,511           362          7,873
                                         ----------      --------       --------
Total income..........................   $   45,784      $  2,995       $ 48,779
                                         ==========      ========       ========

Net income............................   $   13,035      $    931       $ 13,966
                                         ==========      ========       ========

Net income per share..................   $     0.36      $   0.52       $   0.35
                                         ==========      ========       ========

Six months ended June 30, 1996:
------------------------------
                                         Corporation     Woodstown      Restated
                                         -----------     ---------      --------
Net interest income...................   $   75,294      $  5,196       $ 80,490
Other income..........................       15,382           977         16,359
                                         ----------      --------       --------
Total income..........................   $   90,676      $  6,173       $ 96,849
                                         ==========      ========       ========

Net income............................   $   25,756      $  1,952       $ 27,708
                                         ==========      ========       ========

Net income per share..................   $     0.71      $   1.08       $   0.70
                                         ==========      ========       ========

The Peoples Bank of Elkton - On March 18, 1997, the Corporation entered into an Affiliation and Merger Agreement with The Peoples Bank of Elkton (Elkton) under the terms of which the Corporation will acquire each of the 231,000 outstanding shares of the common stock of Elkton in exchange for 4.158 shares of the Corporation's common stock.

The acquisition has been approved by Elkton's shareholders. Certain regulatory approvals are pending, but the transaction is expected to close in the second half of 1997. The acquisition will be accounted for as a pooling of interests.

Elkton is located in Elkton, Maryland and operates two branch offices. As of June 30, 1997, Elkton had approximately $92 million in assets. Elkton will be the Corporation's second banking subsidiary in the State of Maryland.

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

Earnings Per Share: Statement of Financial Accounting Standards No. 128,
------------------
"Earnings Per Share" (Statement 128) was issued in February, 1997. Statement 128 simplifies the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15 and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. It also requires a reconciliation of the numerator and denominator of basic and diluted EPS. Statement 128 is effective for periods ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. Statement 128 will not have a significant impact on the net income per share of the Corporation.

Reporting Comprehensive Income: Statement of Financial Accounting Standards No.
------------------------------
130 "Reporting Comprehensive Income" (Statement 130) was issued in July, 1997. Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of Statement 130 is to report a measure of all changes in equity that result from economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Statement 130 is effective for fiscal years beginning after December 15, 1997. Adoption of the statement will require the Corporation to include all non-owner changes in equity as components of comprehensive income. Currently, such non-owner changes in equity include only unrealized gains and losses on available for sale investment securities.

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

MERGER AND ACQUISITIONS
-----------------------

In recent years, the Corporation has engaged in the strategic acquisition of banks with similar operating philosophies located in desirable suburban or rural markets. This external growth strategy, as well as the continued internal growth of the Corporation's existing franchise, is intended to increase the value of the Corporation to customers, employees and shareholders.

The Woodstown National Bank & Trust Company - On February 28, 1997, the Corporation completed its acquisition of The Woodstown National Bank & Trust Company (Woodstown) of Woodstown, New Jersey. As provided under the terms of the merger agreement, Woodstown became a wholly-owned subsidiary of the Corporation and each of the outstanding shares of Woodstown common stock was exchanged for
1.76 shares of the common stock of the Corporation. The Corporation issued 3.2 million shares of its common stock in connection with the merger. Woodstown, with approximately $260 million in assets, became the Corporation's tenth banking subsidiary and second located in New Jersey. The transaction was accounted for as a pooling of interests. All of the financial information contained herein has been restated to include the accounts and results of operations of Woodstown for all periods presented.

The Peoples Bank of Elkton - On March 18, 1997, the Corporation entered into an Affiliation and Merger Agreement with The Peoples Bank of Elkton (Elkton) under the terms of which the Corporation will acquire each of the 231,000 outstanding shares of the common stock of Elkton in exchange for 4.158 shares of the Corporation's common stock. The acquisition has been approved by Elkton's shareholders. Certain regulatory approvals are pending, but the transaction is expected to close in the second half of 1997. The acquisition will be accounted for as a pooling of interests. Elkton is located in Elkton, Maryland and operates two branch offices. As of June 30, 1997, Elkton had approximately $92 million in assets. Elkton will be the Corporation's second banking subsidiary in the State of Maryland.

RESULTS OF OPERATIONS
---------------------

Quarter ended June 30, 1997 versus Quarter ended June 30, 1996
--------------------------------------------------------------

The Corporation's net income for the second quarter of 1997 increased $1.7 million, or 12.5%, in comparison to net income for the second quarter of 1996. Second quarter net income of $15.7 million, or $0.40 per share, represented a return on average assets (ROA) of 1.54% and a return on average equity (ROE) of 14.88%. This compares to 1996 net income of $14.0 million, or $0.35 per share (1.46% ROA and 14.43% ROE).

The increase in net income was a result of the continued steady growth of both net interest income and non interest income. Increases in both income categories continued to outpace the growth rate of operating expenses.

Net Interest Income
-------------------

Net interest income increased $3.7 million, or 8.9%, for the quarter. Overall, this increase was a result of growth in the Corporation's balance sheet coupled with a higher net interest margin. The following tables summarize the components of this increase as well as the changes in average interest-earning assets and interest-bearing liabilities and the average interest rates thereon. All dollar amounts are in thousands.


                                                                                             Change
                                                                                    --------------------------
                                                       1997            1996           Dollar         Percent
                                                   ------------    ------------     ----------     -----------
Interest income ................................  $    77,244     $    70,869      $   6,375          9.0%
Interest expense................................       32,682          29,963          2,719          9.1%
                                                  -----------     -----------      ---------       ----------

Net interest income.............................  $    44,562     $    40,906      $   3,656          8.9%
                                                  ===========     ===========      =========       ==========
-------------------------------------------------------------------------------------------------------------
                                                                   1997             1996           % Change
                                                              -------------      ------------     -----------
Average interest-earning assets..............................  $ 3,802,186       $ 3,567,855          6.6%
Yield on interest-earning assets.............................        8.13%             7.95%          2.3

Average interest-bearing liabilities.........................  $ 3,086,756       $ 2,930,744          5.3
Cost of interest-bearing liabilities.........................        4.24%             4.09%          3.7

Net interest margin (fully taxable-equivalent)...............        4.78%             4.69%          1.9


The 9.0% increase in interest income was due to both an increase in average interest-earning assets and an increase in yields. The majority of the growth in interest-earning assets was realized in the loan portfolio, which grew 11.5% compared to the second quarter of 1996. Loan growth was generated primarily by consumer installment and home equity loans ($146 million, or 25.5%, increase), and commercial mortgages ($86 million, or 25.5%, increase). Consumer loans increased as a result of the expansion of indirect automobile lending. The home equity loan increase was generated from several promotions occurring in 1996. Commercial loan growth reflects focused calling and marketing efforts and the economic stability in the Corporation's markets.

The yield increase was a result of the Federal Reserve Board raising short-term rates by 25 basis points in March, 1997. As a result, the prime lending rate of the Corporation's banks was increased from 8.25% to 8.50%.

The 9.1% increase in interest expense was a result of an increase in average interest-bearing liabilities and an increase in rates. Average deposits increased $158 million, or 4.9%. Almost all of this growth was in certificates of deposit with maturities of one to two years ($154 million, or 76%, increase) and non-interest bearing demand deposits ($46 million, or 10.7%, increase). In the past year, the Corporation has focused on CD promotions to support deposit growth, realizing greater success in the shorter terms. Additional core deposit accounts were also generated. As with interest-earning assets, the cost of funds increased as a result of the short-term rate change in March, 1997, as well as continuing competition from both bank and non-bank sources.

Provision and Allowance for Loan Losses
---------------------------------------

The following table summarizes the activity in the Corporation's allowance for loan losses:


                                                                  Three Months Ended June 30
                                                                  ---------------------------
                (In thousands)                                        1997            1996
                                                                  -----------     -----------
                Balance, beginning of period..................    $  45,006       $  40,877

                Provision for loan losses.....................        1,617           1,010

                Charge-offs...................................       (2,148)         (1,378)
                Recoveries....................................          746             653
                                                                  -----------     -----------
                     Net charge-offs..........................       (1,402)           (725)
                                                                  -----------     -----------

                Balance, end of period........................    $  45,221       $  41,162
                                                                  ===========     ===========

The provision for loan losses for the quarter ended June 30, 1997 was $1.6 million compared to $1.0 million for the same period of 1996. The increase in the provision was primarily a result of the growth in the Corporation's loan portfolio. The allowance for loan losses as a percentage of gross loans (net of unearned income) remained stable from December 31, 1996 (1.48%) to June 30, 1997 (1.47%). In addition, as shown by the following table, the overall level of non-performing assets also remained fairly consistent:


                                                               June 30         Dec. 31
            (Dollars in thousands)                               1997            1996
                                                             -----------    ------------
            Nonaccrual loans................................  $ 16,622       $ 15,183
            Loans 90 days past due and accruing.............     9,431          6,843
            Other real estate owned.........................     1,336          2,126
                                                             -----------    ------------
                                                              $ 27,389       $ 24,152
                                                             ===========    ============
            Non-performing assets/Total assets..............      0.65%          0.60%
            Non-performing loans/Gross loans................      0.84%          0.74%

Other Income
------------

Other income for the quarter ended June 30, 1997 was $9.0 million. This was an increase of $1.1 million, or 14.4%, over the comparable period in 1996. Trust department income ($383,000, or 20.0%, increase) and service charges on deposit accounts ($362,000, or 10.6%, increase) accounted for the majority of this growth due to the expansion of investment management and trust services and changes in fee structures over the past year.

Other Expenses
--------------

Total other expenses for the second quarter of 1997 increased $828,000, or 3.0%, to $28.7 million from $27.9 million in the comparable period of 1996. The majority of this increase was in salaries and benefits, which increased $947,000, or 6.4%, in comparison to the second quarter of 1996. This increase was a result of normal merit increases, which the Corporation has targeted at approximately 4.0% for 1997, and an increase in average full-time equivalent employees from 1,811 in 1996 to 1,838 in 1997. This slight increase in number of employees has resulted from the strong growth of certain affiliate banks.

Net occupancy and equipment expenses increased moderately (409,000, or 10.6%, increase) to support the Corporation's technology initiatives as well as its branch network. The Corporation continues to invest in technology to improve customer service and to offer alternative products. The technology investment has been carefully balanced with the Corporation's branch network, which continues to be the preferred delivery channel in the Corporation's markets.

Other non-interest expense decreased by $436,000, or 5.9%, in the second quarter of 1997 as compared to the same period in 1996. This was due to the 1996 expense including fraud loss of approximately $320,000. In addition, in 1997 the increase in cash surrender value of certain corporate owned life insurance policies increased by approximately $300,000, due to changes in the policies' structures.

Income Taxes
------------

Income tax expense for the quarter was $7.5 million as compared to $5.9 million for the comparable period in 1996. This translates to an effective tax rate of 32.3% in 1997 and 29.7% in 1996. In general, the increase in the effective tax rate was a result of fewer investments in tax-free municipal securities

Six months ended June 30, 1997 versus Six months ended June 30, 1996
--------------------------------------------------------------------

The Corporation's net income for the first six months of 1997 increased $3.4 million, or 12.3%, in comparison to net income for the same period in 1996. Net income of $31.1 million, or $0.79 per share, represented an ROA of 1.55% and an ROE of 14.96%. This compares to 1996 net income of $27.7 million, or $0.70 per share (1.47% ROA and 14.55% ROE).

Net Interest Income
-------------------

Net interest income increased $6.8 million, or 8.5%, for the first half of 1997 as compared to 1996. This increase was a result of the growth in the Corporation's balance sheet as well as a higher net interest margin. The following tables summarize the components of this increase as well as the changes in average interest-earning assets and interest-bearing liabilities and the average interest rates thereon. All dollar amounts are in thousands.


                                                                                                Change
                                                                                        -----------------------
                                                               1997          1996         Dollar        Percent
                                                           -----------    ----------    ----------     --------
Interest income .......................................... $  151,467     $ 140,454     $  11,013        7.8%
Interest expense..........................................     64,148        59,964         4,184        7.0%
                                                           ----------     ---------     ---------      --------

Net interest income....................................... $   87,319     $  80,490     $   6,829        8.5%
                                                           ==========     =========     =========      ========
-----------------------------------------------------------------------------------------------------------------
                                                                   1997               1996             % Change
                                                               ------------       -------------       -----------
Average interest-earning assets..............................  $ 3,760,733        $  3,520,536           6.8%
Yield on interest-earning assets.............................        8.06%               7.98%           1.0

Average interest-bearing liabilities.........................  $ 3,063,690        $  2,900,228           5.6
Cost of interest-bearing liabilities.........................        4.19%               4.14%           1.2

Net interest margin (fully taxable equivalent)...............        4.75%               4.69%           1.3

The 7.8% increase in interest income was due primarily to an increase in average interest-earning assets during the period and a slight increase in yields. The average balance of the loan portfolio grew 11.7% compared to the same period in 1996. As with the second quarter, loan growth was realized generally in consumer installment and home equity loans ($151 million, or 27.4%, increase), and commercial mortgages ($84 million, or 25.5%, increase).

The 7.0% increase in interest expense was a result of an increase in average interest-bearing liabilities and a small increase in rates. Average deposits increased $152 million, or 4.8%. Almost all of this growth has been in certificates of deposit with maturities of less than two years ($130 million, or 19.7%, increase) and non-interest bearing demand deposits ($47 million, or 11.6%, increase).

The impact of the increase in short-term rates was not as pronounced over the six-month period as it was in the second quarter. Since the rate change occurred in March, only the second quarter was fully affected. However, the slight rate increase over the first half of 1997 should continue over the remainder of 1997 in the absence of another rate adjustment.

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses for the first six months of 1997 was $3.4 million compared to $1.7 million for the same period of 1996. The increase in the provision was primarily a result of the growth in the Corporation's loan portfolio. Overall asset quality during the first half of the year continued to be strong. Nonperforming assets to total assets were 0.65% at June 30, 1997 as compared to 0.60% at December 31, 1996.

Other Income
------------

Other income for the six months ended June 30, 1997 was $19.2 million. This was an increase of $2.8 million, or 17.4%, over the comparable period in 1996. Of this increase, $1.0 million was a result of higher investment security gains. Management monitors the Corporation's available for sale securities and makes periodic purchase and sale decisions based on current and expected market conditions. In the first quarter of 1997, certain investments in stock of other financial institutions were sold due to management's assessment of current market conditions.

Excluding investment security gains, other income increased $1.8 million, or 12.2%. Trust department income ($820,000, or 21.5%, increase) and service charges on deposit accounts ($803,000, or 12.2%, increase) accounted for all of this growth as a result of the growth of investment management and trust services and changes in deposit fee structures over the past year.

Other Expenses
--------------

Total other expenses for the first six months of 1997 increased $2.3 million, or 4.1%, to $58.0 million from $55.7 million in the first half of 1996. The majority of this increase was in salaries and benefits, which increased $2.4 million, or 8.2%. This increase was due to several unusual items which mainly impacted the first quarter of 1997. In 1996, accruals of expense for certain employee benefit plans were reduced, resulting in a reduction of 1996 benefits expenses of approximately $250,000. In 1997, the Corporation accrued an additional expense of approximately $600,000 related to certain post-employment benefits plans accounted for under the provisions of Statement of Financial Accounting Standards No. 112. Excluding these two factors, salaries and benefits expenses increased $1.5 million, or 5.2%. This growth rate was consistent with management's goals and reflects the continued growth of the Corporation.

Excluding the increase in salaries and benefits expenses, other expenses decreased $89,000 or 0.3% to $26.2 million in 1997 from $26.3 million in 1996. Expenses in 1997 were positively impacted by the recovery of $230,000 of certain operating risk losses written off in 1996 and a $600,000 increase in the cash surrender value of certain corporate-owned life insurance policies. In addition, the Corporation continued to monitor expenses for additional cost saving opportunities.

Income Taxes
------------

Income tax expense for the six months ended June 30, 1997 was $14.0 million as compared to $11.7 million for the comparable period in 1996, resulting in an effective tax rate of 31.1% in 1997 and 29.8% in 1996. In general, this effective tax rate increase was due to fewer investments in tax-free municipal securities.

FINANCIAL CONDITION
-------------------

At June 30, 1997, the Corporation had total assets of $4.2 billion, an increase of $179.5 million, or 4.5%, over $4.0 billion in assets December 31, 1996. In general, this growth was driven by an increase in loans.

Loans, net of unearned income and the allowance for loan losses, increased $122.4 million, or 4.2%, to $3.0 billion. As noted in the net interest income discussion, this increase was attributable primarily to installment loans and commercial mortgages.

In the first half of 1997, investment security purchases were generally classified as available for sale in order to provide the Corporation with more flexibility in its securities transactions. Funds for investment security purchases were mainly provided by maturities and sales of existing investments.

Loan growth was funded primarily through growth in deposits and decreases in investment securities. Since December 31, 1996, deposits increased $159.8 million, or 4.9%, primarily in certificates of deposit with maturities of less than two years.

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

The Corporation's policy provides for the six-month gap position to be maintained between 0.85 and 1.15. The Corporation was positioned within this range throughout the first six months of 1997.

Capital Resources
-----------------

Shareholders' equity increased $23.1 million or 5.6% during the first half of 1997. This growth is a result of net income offset by normal quarterly dividends to shareholders. In addition, the appreciation in the value of the Corporation's available for sale investments contributed $3.9 million to the increase in shareholders' equity. As a result of the 10% stock dividend paid on June 13, 1997, approximately $83 million of the Corporation's retained earnings was transferred to common stock and capital surplus.

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

As of June 30, 1997, the Corporation's capital ratios exceeded all of the minimum ratios as set forth above.

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

                  (b) Incentive Stock Option Plan adopted September 19, 1995-Incorporated by reference from Exhibit A of Fulton Financial Corporation's 1996 Proxy Statement.

                  (c) Severance Agreement entered into as of November 19, 1992 between Fulton Financial Corporation and Charles J. Nugent, Executive Vice President and Chief Financial Officer, incorporated by reference from Exhibit 10(c) to the Fulton Financial Corporation Annual Report on Form 10-K for the year ended December 31, 1992.

             (4)  Financial Data Schedule - June 30, 1997

        (b)  Reports on Form 8-K:

             (1) Form 8-K dated March 7, 1997 (as amended by Form 8-K/A dated May 12, 1997) reporting the merger of Fulton Financial Corporation and The Woodstown National Bank & Trust Company.

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



FULTON FINANCIAL CORPORATION



     Date: August 5, 1997             /s/ Rufus A. Fulton, Jr.
          -----------------           --------------------------------------
                                          Rufus A. Fulton, Jr.
                                          President and Chief Executive Officer

     Date: August 5, 1997             /s/ Beth Ann L. Chivinski
          -----------------           --------------------------------------
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

27.  Financial data schedule - June 30, 1997.