Form 10-Q
period 1997-09-30
FULTON FINANCIAL CORP
filed 1997-11-10
CIK 700564

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20459
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly
     period ended    September 30, 1997      , or
                 ----------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _______________


                         Commission File No.  0-10587
                                              -------

                         FULTON FINANCIAL CORPORATION
     -------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                             23-2195389
     -------------------------------------------------------------------
        (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)          Identification No.)

       One Penn Square, P.O. Box 4887 Lancaster, Pennsylvania    17604
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



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Common Stock,   $2.50  Par Value -- 40,613,608 shares outstanding as of
    ------------------------------------------------------------------------
                               November 4, 1997.
                               ----------------

                 FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
              FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                     INDEX
                                     -----

Description                                                             Page
-----------                                                             ----

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

(a)   Consolidated Balance Sheets -
      September 30, 1997 and December 31, 1996............................3

(b)   Consolidated Statements of Income -
      Three and nine months ended September 30, 1997 and 1996.............4

(c)   Consolidated Statements of Cash Flows -
      Nine months ended September 30, 1997 and 1996.......................5

(d)   Notes to Consolidated Financial Statements -
      September 30, 1997..................................................6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...................8

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K...............................16

SIGNATURES...............................................................17

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)


                                                                                                   September 30      December 31
                                                                                                       1997              1996
                                                                                                ----------------------------------
ASSETS
----------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks............................................................................ $     187,014      $   180,691
Interest-bearing deposits with other banks.........................................................         1,225            2,077
Mortgage loans held for sale.......................................................................         1,502              125
Investment securities:
 Held to maturity (Fair value: $292,456 in 1997 and $428,897 in 1996)..............................       292,483          429,138
 Available for sale................................................................................       574,221          349,092

Loans..............................................................................................     3,245,082        3,035,147
 Less:  Allowance for loan losses..................................................................       (46,765)         (44,792)
  Unearned income..................................................................................        (7,998)          (8,080)
                                                                                                    -------------      -----------
    Net Loans.....................................................................................      3,190,319        2,982,275
                                                                                                    -------------      -----------

Premises and equipment............................................................................         59,576           57,900
Accrued interest receivable.......................................................................         26,488           27,044
Other assets......................................................................................         79,894           82,981
                                                                                                    -------------      -----------

    Total Assets..................................................................................  $   4,412,722      $ 4,111,323
                                                                                                    =============      ===========

LIABILITIES
----------------------------------------------------------------------------------------------------------------------------------
Deposits:
 Noninterest-bearing..............................................................................  $     542,895      $   543,628
 Interest-bearing.................................................................................      3,062,109        2,824,326
                                                                                                    -------------      -----------
    Total Deposits................................................................................      3,605,004        3,367,954
                                                                                                    -------------      -----------

Short-term borrowings:
 Securities sold under agreements to repurchase...................................................        157,029          139,670
 Federal funds purchased..........................................................................         31,175           63,825
 Demand notes of U.S. Treasury....................................................................          5,792            5,544
                                                                                                    -------------      -----------
    Total Short-Term Borrowings...................................................................        193,996          209,039
                                                                                                    -------------      -----------

Accrued interest payable..........................................................................         28,557           20,667
Other liabilities.................................................................................         70,317           42,546
Long-term debt....................................................................................         56,613           51,560
                                                                                                    -------------      -----------
    Total Liabilities.............................................................................      3,954,487        3,691,766
                                                                                                    -------------      -----------

SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------------
Common stock ($2.50 par)
 Shares:   Authorized 200,000,000
           Issued and Outstanding 40,628,608 (40,447,949 in 1996).................................        101,572           92,174
Capital surplus...................................................................................        293,010          217,833
Retained earnings.................................................................................         45,164          100,160
Net unrealized holding gains on securities available for sale.....................................         18,489            9,390
                                                                                                    -------------      -----------
    Total Shareholders' Equity....................................................................        458,235          419,557
                                                                                                    -------------      -----------

    Total Liabilities and Shareholders' Equity....................................................  $   4,412,722      $ 4,111,323
                                                                                                    =============      ===========

--------------------------------------------------------------------------------
See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)


                                                                      Three Months Ended                 Nine Months Ended
                                                                          September 30                      September 30
                                                            ------------------------------------    ------------------------------
                                                                     1997            1996                1997             1996
                                                            ------------------------------------    ------------------------------
INTEREST INCOME
----------------------------------------------------------------------------------------------------------------------------------

Loans, including fees.........................................  $    68,790           $ 62,699      $   201,066      $   182,287
Investment securities:
 Taxable......................................................       10,945             10,516           31,022           31,377
 Tax-exempt...................................................          612                900            2,021            2,735
 Dividends....................................................          645                528            1,860            1,537
Federal funds sold............................................           93                123              177              589
Interest-bearing deposits with other banks....................           13                 40               53              140
                                                                -----------           --------      -----------      -----------
     Total Interest Income....................................       81,098             74,806          236,199          218,665

INTEREST EXPENSE
--------------------------------------------------------------------------------------------------------------------------------

Deposits......................................................       31,924             28,654           91,644           85,520
Short-term borrowings.........................................        2,252              2,417            6,390            5,842
Long-term debt................................................          873                363            2,639            1,430
                                                                -----------           --------      -----------      -----------
    Total Interest Expense....................................       35,049             31,434          100,673           92,792
                                                                -----------           --------      -----------      -----------

    Net Interest Income.......................................       46,049             43,372          135,526          125,873
PROVISION FOR LOAN LOSSES.....................................        1,930              1,669            5,389            3,442
                                                                -----------           --------      -----------      -----------

    Net Interest Income After
      Provision for Loan Losses...............................       44,119             41,703          130,137          122,431
                                                                -----------           --------      -----------      -----------

OTHER INCOME
--------------------------------------------------------------------------------------------------------------------------------
Trust department..............................................        2,050              1,900            6,684            5,714
Service charges on deposit accounts...........................        4,023              3,591           11,627           10,392
Other service charges and fees................................        2,344              2,312            6,447            6,309
Gain on sale of mortgage loans................................          361                281              875              715
Investment securities gains...................................        2,631                596            5,205            2,136
                                                                -----------           --------      -----------      -----------
    Total Other Income........................................       11,409              8,680           30,838           25,266

OTHER EXPENSES
--------------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits................................       16,531             15,528           49,078           45,570
Net occupancy expense.........................................        2,557              2,468            7,774            7,537
Equipment expense.............................................        1,862              1,599            5,460            4,662
FDIC assessment expense.......................................          174              2,753              497            3,243
Special services..............................................        1,729              1,766            5,043            5,015
Other.........................................................        8,740              7,712           23,136           22,717
                                                                -----------           --------      -----------      -----------
    Total Other Expenses......................................       31,593             31,826           90,988           88,744
                                                                -----------           --------      -----------      -----------

    Income Before Income Taxes................................       23,935             18,557           69,987           58,953
INCOME TAXES..................................................        7,377              5,597           21,703           17,666
                                                                -----------           --------      -----------      -----------

    Net Income................................................  $    16,558           $ 12,960      $    48,284      $    41,287
                                                                ===========           ========      ===========      ===========

--------------------------------------------------------------------------------------------------------------------------------
PER-SHARE DATA:
Net income....................................................  $     0.41            $  0.32       $     1.19       $     1.02
Cash dividends................................................  $     0.170           $  0.152      $     0.499      $     0.441
Weighted average shares outstanding...........................   40,596,340         40,393,702       40,548,961       40,355,919
--------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(In thousands)

                                                                                                       Nine Months Ended
                                                                                                          September 30
                                                                                                ---------------------------------
                                                                                                      1997             1996
                                                                                                ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.................................................................................   $      48,284      $    41,287

  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses................................................................           5,389            3,442
    Depreciation and amortization of premises and equipment..................................           5,306            4,624
    Net amortization of investment security premiums.........................................             149              337
    Gain on sale of investment securities....................................................          (5,205)          (2,136)
    Net (increase) decrease in mortgage loans held for sale..................................          (1,377)             103
    Amortization of intangible assets........................................................           1,159            1,152
    Decrease in accrued interest receivable..................................................             556            1,236
    Increase in other assets.................................................................          (2,837)          (1,944)
    Increase in accrued interest payable.....................................................           7,890            5,065
    Increase (decrease) in other liabilities.................................................           3,699           (7,050)
                                                                                                ---------------    --------------
       Total adjustments.....................................................................          14,729            4,829
                                                                                                ---------------    --------------
       Net cash provided by operating activities.............................................          63,013           46,116
                                                                                                ---------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale.......................................         113,568           40,079
  Proceeds from maturities of securities held to maturity....................................         138,321          179,109
  Proceeds from maturities of securities available for sale..................................          39,973           26,084
  Purchase of securities held to maturity....................................................          (3,567)         (99,026)
  Purchase of securities available for sale..................................................        (335,144)        (145,268)
  Decrease in short-term investments.........................................................             852            2,347
  Net increase in loans......................................................................        (213,433)        (220,880)
  Purchase of premises and equipment.........................................................          (6,982)          (9,495)
                                                                                                ---------------    --------------
       Net cash used in investing activities.................................................        (266,412)        (227,050)
                                                                                                ---------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand and savings deposits................................................           5,361              879
  Net increase in time deposits..............................................................         231,689          144,710
  Increase (decrease) in long-term debt......................................................           5,053          (14,615)
  (Decrease) increase in short-term borrowings...............................................         (15,043)         108,342
  Dividends paid.............................................................................         (18,867)         (17,020)
  Net proceeds from issuance of common stock.................................................           1,529            1,717
  Acquisition of treasury stock..............................................................               -           (1,482)
                                                                                                ---------------    --------------
       Net cash provided by financing activities.............................................         209,722          222,531
                                                                                                ---------------    --------------
  Net Increase in Cash and Due From Banks....................................................           6,323           41,597
  Cash and Due From Banks at Beginning of Period.............................................         180,691          165,709
                                                                                                ---------------    --------------
  Cash and Due From Banks at End of Period...................................................   $     187,014      $   207,306
                                                                                                ===============    ==============
  Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Interest.................................................................................   $      92,783      $    87,727
    Income taxes.............................................................................   $      17,006      $    14,686
----------------------------------------------------------------------------------------------------------------------------------

  See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

NOTE D - Mergers and Acquisitions

The Woodstown National Bank & Trust Company - On February 28, 1997, the Corporation completed its acquisition of The Woodstown National Bank & Trust Company (Woodstown) of Woodstown, New Jersey. As provided under the terms of the merger agreement, Woodstown became a wholly-owned subsidiary of the Corporation and each of the outstanding shares of Woodstown common stock was converted into 1.76 shares of the common stock of the Corporation. The Corporation issued 3.2 million shares of its common stock in connection with the merger. The transaction was accounted for as a pooling of interests and all financial statements and financial information contained herein have been restated to include the accounts and results of operations of Woodstown for all periods presented. Woodstown has approximately $265 million in total assets and operates seven branch offices in Salem and Gloucester Counties. As a result of the merger, Woodstown became the Corporation's second banking subsidiary in the state of New Jersey and tenth overall.

The Peoples Bank of Elkton - On August 31, 1997, the Corporation completed its acquisition of The Peoples Bank of Elkton (Elkton) of Elkton, Maryland. As provided under the terms of the Merger Agreement, each of the outstanding shares of the common stock of Elkton was converted into 4.158 shares of the Corporation's common stock. The Corporation issued 958,000 shares of its common stock in connection with the merger. The transaction was accounted for as a pooling of interests and all financial statements and financial information contained herein have been restated to include the accounts and results of operations of Elkton for all periods presented. Elkton has approximately $96 million in assets and operates two branch offices in Cecil County, Maryland. As a result of the merger, Elkton became the Corporation's second banking subsidiary in the State of Maryland and eleventh overall.

Keystone Heritage Group, Inc. - On August 15, 1997, the Corporation entered into a Merger Agreement to acquire Keystone Heritage Group, Inc. (Keystone Heritage) of Lebanon, PA. Keystone Heritage is a $650 million bank holding company whose sole banking subsidiary is Lebanon Valley National Bank (Lebanon Valley), which has 24 community banking offices in Lebanon, Lancaster, Dauphin, Berks, and Schuylkill counties.

Under the terms of the Merger Agreement, each of the 4.0 million shares of Keystone Heritage's common stock will be exchanged for 1.83 shares of the Corporation's common stock. The acquisition is subject to approval by bank regulatory authorities and Keystone Heritage shareholders. The transaction is expected to be completed in the first or second quarter of 1998 and will be accounted for as a pooling of interests. As a result of the acquisition, Keystone Heritage will be merged into the Corporation and Lebanon Valley will be combined with one or more of the Corporation's existing banking affiliates already operating in Lebanon Valley's markets.

NOTE E - New Accounting Standards

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

The Woodstown National Bank & Trust Company - On February 28, 1997, the Corporation completed its acquisition of The Woodstown National Bank & Trust Company (Woodstown) of Woodstown, New Jersey. As provided under the terms of the merger agreement, Woodstown became a wholly-owned subsidiary of the Corporation and each of the outstanding shares of Woodstown common stock was exchanged for 1.76 shares of the common stock of the Corporation. The Corporation issued 3.2 million shares of its common stock in connection with the merger. Woodstown, with approximately $265 million in assets, became the Corporation's tenth banking subsidiary and second located in New Jersey. The transaction was accounted for as a pooling of interests. All of the financial information contained herein has been restated to include the accounts and results of operations of Woodstown for all periods presented.

The Peoples Bank of Elkton - On August 31, 1997, the Corporation completed its acquisition of The Peoples Bank of Elkton (Elkton) of Elkton, MD. As provided under the terms of the Merger Agreement each of the outstanding shares of the common stock of Elkton was converted into 4.158 shares of the Corporation's common stock. The Corporation issued 958,000 shares of its common stock in connection with the merger. The transaction was accounted for as a pooling of interests and all financial information contained herein have been restated to include the accounts and results of operations of Elkton for all periods presented. Elkton has approximately $96 million in assets and operates two branch offices in Cecil County, MD. As a result of the merger, Elkton became Corporation's eleventh banking subsidiary and second in the State of Maryland.

Keystone Heritage Group, Inc. - On August 15, 1997, the Corporation entered into a Merger Agreement to acquire Keystone Heritage Group, Inc. (Keystone Heritage) of Lebanon, PA. Keystone Heritage is a $650 million bank holding company whose sole banking subsidiary is Lebanon Valley National Bank (Lebanon Valley), which has 24 community banking offices in Lebanon, Lancaster, Dauphin, Berks, and Schuylkill counties.

Under the terms of the Merger Agreement, each of the 4.0 million shares of Keystone Heritage's common stock will be exchanged for 1.83 shares of the Corporation's common stock. The acquisition is subject to approval by bank regulatory authorities and Keystone Heritage shareholders. The transaction will be accounted for a pooling of interests and is expected to be completed in the first or second quarter of 1998. As a result of the transaction, Keystone Heritage will be merged into the Corporation and Lebanon Valley will be combined with one or more of the Corporation's existing banking affiliates already operating in Lebanon Valley's markets.

RESULTS OF OPERATIONS
---------------------

Quarter ended September 30, 1997 versus Quarter ended September 30, 1996
-------------------------------------------------------------------------

The Corporation's net income for the third quarter of 1997 increased $3.6 million, or 27.8%, in comparison to net income for the third quarter of 1996. Third quarter net income of $16.6 million, or $0.41 per share, represented an annualized return on average assets (ROA) of 1.52% and a return on average equity (ROE) of 14.69%. This compares to 1996 net income of $13.0 million, or $0.32 per share (1.29% ROA and 12.72% ROE).

The third quarter of 1996 was adversely impacted by the industry-wide assessment by the Federal Deposit Insurance Corporation (FDIC) to recapitalize the Savings Association Insurance Fund (SAIF). The Corporation's one-time SAIF assessment of $2.5 million ($1.6 million, net of taxes) reduced 1996 net income by $0.04 per share. Excluding this one-time assessment, net income for the third quarter of 1997 increased by 13.5% and net income per share increased 13.9% in comparison to the same period of 1996.

The increase in net income in 1997 was a result of the continued steady growth of both net interest income and non interest income. Increases in both income categories continued to outpace the growth rate of operating expenses.

Net Interest Income
-------------------

Net interest income increased $2.7 million, or 6.2%, for the quarter. Overall, this increase was a result of growth in the Corporation's balance sheet offset by a decrease in net interest margin. The following tables summarize the components of this increase as well as the changes in average interest-earning assets and interest-bearing liabilities and the average interest rates thereon. All dollar amounts are in thousands.

                                                                      Change
                                                            -------------------------
                                    1997          1996          Dollar      Percent
                                ------------  ------------  -----------  ------------
Interest income................  $  81,098     $   74,806    $   6,292        8.4%
Interest expense...............     35,049         31,434        3,615       11.5
                                ------------  ------------  -----------  ------------
Net interest income............  $  46,049     $   43,372    $   2,677        6.2%
                                ============  ============  ===========  ============

------------------------------------------------------------------------------------------

                                                                             -------------
                                                       1997        1996        % Change
                                                    ----------  -----------  -------------
Average interest-earning assets.................... $3,991,775   $3,703,595       7.8%
Yield on interest-earning assets...................      8.13%        8.08%       0.6%

Average interest-bearing liabilities............... $3,250,629   $3,054,078       6.4%
Cost of interest-bearing liabilities...............      4.31%        4.12%       4.6%

Net interest margin (fully taxable-equivalent).....      4.70%        4.78%     (1.7)%

The 8.4% increase in interest income was due to both an increase in average interest-earning assets and an increase in yields. The majority of the growth in interest-earning assets was realized in the loan portfolio, which grew 10.4% compared to the third quarter of 1996. Loan growth occurred primarily in consumer installment and home equity loans ($116 million, or 18.5%, increase), and commercial mortgages ($80 million, or 22.4%, increase). Consumer loans increased as a result of the expansion of indirect automobile lending to most of the Corporation's subsidiary banks. Commercial loan growth resulted from improved calling and marketing efforts and the economic stability in the Corporation's markets.

The yield increase was a result of the Federal Reserve Board raising short-term rates by 25 basis points in March, 1997. As a result, the prime lending rate of the Corporation's banks was increased from 8.25% to 8.50%.

The 11.5% increase in interest expense was a result of an increase in average interest-bearing liabilities and an increase in rates. Average interest-bearing deposits increased $173 million, or 6.1%. Almost all of this growth was in certificates of deposit with maturities of one to two years ($170 million, or 78%, increase). In the past year, the Corporation has focused on CD promotions to support deposit growth, realizing greater success in the shorter maturities.

Many of these short-term CD's represent "new" money to the Corporation. The Corporation's goal is to retain these funds when they mature and to introduce the new customers to other bank products. Another deposit source which has shown a significant increase is non-interest bearing core deposits ($54 million, or 10%, increase). The growth in these deposits provides evidence that CD growth has also supported core deposit growth.

The average rate on one to two year CD's remained consistent at approximately 5.65% over both periods. However, these CD's continue to grow as a percentage of the Corporation's total sources of funds (12% in 1997 vs. 7% in 1996) and as a result, the total cost of funds continues to rise. This situation is a significant reason for the increase in total cost of funds from 4.12% in 1996 to 4.31% in 1997. In addition, the rates on short-term borrowings and certain deposit products also increased as a result of the March, 1997 rate increase. Offsetting these factors somewhat is the growth in interest-free deposits.

The Corporation continues to compete for deposits with banks and non-banks alike. Continuing to grow deposits while maintaining a low cost of funds will continue to be a challenge to the Corporation.

Provision and Allowance for Loan Losses
---------------------------------------

The following table summarizes the activity in the Corporation's allowance for loan losses:

                                 Three Months Ended
                                    September 30
                                ---------------------
(In thousands)                     1997       1996
                                ---------  ----------
Balance, beginning of period...  $46,183     $41,852

Provision for loan losses......    1,930       1,669

Net (charge-offs) recoveries...   (1,478)        281

Allowance purchased............      130           -
                                ---------  ----------

Balance, end of period.........  $46,765     $43,802
                                =========  ==========

The provision for loan losses for the quarter ended September 30, 1997 was $1.9 million compared to $1.7 million for the same period in 1996. The increase in the provision was primarily a result of growth in the Corporation's loan portfolio. The allowance for loan losses as a percentage of gross loans (net of unearned income) remained fairly stable from December 31, 1996 (1.48%) to September 30, 1997 (1.44%). In addition, as shown by the following table, the overall level of non-performing assets also remained consistent:

                                       Sept. 30    Dec. 31
(Dollars in thousands)                   1997       1996
                                      ----------  ---------

Nonaccrual loans.....................   $15,542    $15,183
Loans 90 days past due and accruing..     8,812      7,055
Other real estate owned..............     1,150      2,134
                                      ----------  ---------
                                        $25,504    $24,372
                                      ==========  =========
Non-performing assets/Total assets...      0.58%      0.59%
Non-performing loans/Gross loans.....      0.75%      0.73%

Other Income
------------

Other income for the quarter ended September 30, 1997 was $11.4 million. This was an increase of $2.7 million, or 31.4%, over the comparable period in 1996. Excluding security gains, other income was $8.8 million in 1997 as compared to $8.1 million in 1996, a $694,000 or 8.6%, increase. Trust department income ($150,000, or 7.9%, increase) and service charges on deposit accounts ($432,000, or 12.0%, increase) accounted for the majority of this increase due to the expansion of investment management and trust services, changes in fee structures and growth in deposits over the past year. The $2.0 million increase in security gains resulted from the sale of certain investments in stocks of other financial institutions. Management monitors the Corporation's available for sale securities and makes periodic purchase and sale decisions based on current and expected market conditions.

Other Expenses
--------------

Total other expenses for the third quarter of 1997 decreased $233,000, or 0.7%, to $31.6 million from $31.8 million in the comparable period of 1996. Excluding the impact of the one-time SAIF assessment in 1996 of $2.5 million, total other expenses increased $2.3 million, or 7.8%. The majority of this increase was in salaries and benefits, which increased $1.0, or 6.5%, in comparison to the third quarter of 1996. This increase was a result of normal merit increases, which the Corporation has targeted at approximately 4.0% for 1997, and an increase in average full-time equivalent employees from 1,915 in 1996 to 1,938 in 1997. This slight increase in number of employees has resulted from the growth of certain affiliate banks.

Net occupancy and equipment expenses increased $352,000, or 8.7%, to support the Corporation's technology initiatives as well as its branch network. The Corporation continues to invest in technology to improve customer service and to support new products. This technology investment has been carefully integrated with the Corporation's existing branch network, which continues to be the customers' preferred delivery channel in the Corporation's markets.

The Corporation uses software and other computer-related technologies throughout its business that will be affected by the date change in the year 2000. An internal study is currently in process to determine the full scope and related costs to modify, update, or replace existing systems and software to ensure that the Corporation will continue to meet its internal needs and those of its customers. Although final cost estimates have yet to be determined, it is expected that these costs will result in an increase in expenses during 1998 and 1999.

Other non-interest expense increased by $1.0 million, or 13.3%, in the third quarter of 1997 as compared to the same period in 1996. This was mainly due to certain non-recurring expenses. Approximately $300,000 of professional fees were incurred in the third quarter of 1997 related to the acquisition of Elkton. In addition, the increase in the cash surrender value of officers life insurance was reduced by $350,000 as a result of certain changes in the plan. Excluding these items, other expense increased 4.9%.

Income Taxes
------------

Income tax expense for the quarter was $7.4 million as compared to $5.6 million for the comparable period in 1996. This translates to an effective tax rate of 30.8% in 1997 and 30.2% in 1996. In general, the increase in the effective tax rate was a result of fewer investments in tax-free municipal securities.

Nine months ended September 30, 1997 versus Nine months ended September 30,
----------------------------------------------------------------------------
1996
----

The Corporation's net income for the first nine months of 1997 increased $7.0 million, or 16.9%, in comparison to net income for the same period in 1996. Net income of $48.3 million, or $1.19 per share, represented an ROA of 1.54% and an ROE of 14.83%. This compares to 1996 net income of $41.3 million, or $1.02 per share

(1.41% ROA and 13.89% ROE). Excluding the impact of the $1.6 million after tax SAIF assessment recorded in the third quarter of 1996,net income for the first nine months of 1997 increased $5.4 million,or 12.5%.

Net Interest Income
-------------------

Net interest income increased $9.7 million, or 7.7%, for the first nine months of 1997 as compared to 1996. This increase was a result of the growth in the Corporation's balance sheet and a slightly higher net interest margin. The following tables summarize the components of this increase as well as the changes in average interest-earning assets and interest-bearing liabilities and the average interest rates thereon. All dollar amounts are in thousands.

                                                                      Change
                                                             -------------------------
                                     1997          1996        Dollar       Percent
                                 ------------  ------------  -----------  ------------
Interest income.................   $ 236,199     $ 218,665     $  17,534        8.0%
Interest expense................     100,673        92,792         7,881        8.5%
                                  ------------  ------------  -----------  ------------
Net interest income.............  $  135,526     $ 125,873     $   9,653        7.7%
                                  ============  ============  ===========  ============

                                                   1997         1996        % Change
                                                ----------   -----------   -----------
Average interest-earning assets...............  $3,895,842    $3,635,582      7.2%
Yield on interest-earning assets..............       8.08%         8.02%      0.7%

Average interest-bearing liabilities..........  $3,173,163    $2,995,326      5.9%
Cost of interest-bearing liabilities..........       4.23%         4.13%      2.4%

Net interest margin
  (fully taxable equivalent)..................       4.74%         4.72%      0.4%

The 8.0% increase in interest income was due primarily to an increase in average interest-earning assets during the period and an increase in yields. The average balance of the loan portfolio grew 11.3% compared to the same period in 1996. As with the third quarter, loan growth was realized generally in consumer installment and home equity loans ($140 million, or 24%, increase), and commercial mortgages ($83 million, or 24%, increase).

The 8.5% increase in interest expense was a result of an increase in average interest-bearing liabilities and a small increase in rates. Average deposits increased $182 million, or 5.6%. Most of this growth has been in certificates of deposit with maturities one to two years ($144 million, or 69%, increase) and non-interest bearing demand deposits ($50 million, or 11.6%, increase).

The impact of the increase in short-term rates was not as pronounced over the first nine months of 1997 as it was in the third quarter. Since the rate change occurred in March, the third quarter was fully affected whereas only the last six months of the nine-month period were impacted.

Provision and Allowance for Loan Losses
---------------------------------------

The following table summarizes the activity in the Corporation's allowance for loan losses:

                                            Nine Months Ended
                                              September 30
                                          ---------------------
        (In thousands)                       1997       1996
                                          ----------  ---------
        Balance, beginning of period.....  $ 44,792   $ 41,134

        Provision for loan losses........     5,389      3,442

        Net charge-offs..................    (3,546)      (774)

        Allowance purchased..............       130          -
                                          ----------  ---------
        Balance, end of period...........  $ 46,765   $ 43,802
                                          ==========  =========

The provision for loan losses for the first nine months of 1997 was $5.4 million compared to $3.4 million for the same period of 1996. The increase in the provision was primarily a result of the growth in the Corporation's loan portfolio. Overall asset quality during the first half of the year continued to be strong. Nonperforming assets to total assets were 0.58% at September 30, 1997 as compared to 0.59% at December 31, 1996.

Other Income
------------

Other income for the nine months ended September 30, 1997 was $30.8 million. This was an increase of $5.6 million, or 22.1%, over the comparable period in 1996. Of this increase, $3.1 million was a result of higher investment security gains. In the first nine months of 1997, certain investments in stocks of other financial institutions were sold due to management's assessment of current market conditions.

Excluding investment security gains, other income increased $2.5 million, or 10.8%. Trust department income ($970,000, or 17.0%, increase) and service charges on deposit accounts ($1.2 million, or 11.9%, increase) accounted for almost all of this increase as a result of the growth of investment management and trust services,changes in deposit fee structures and growth in deposits over the past year.

Other Expenses
--------------

Total other expenses for the first nine months of 1997 increased $2.2 million, or 2.5%, to $91.0 million from $88.7 million in the first nine months of 1996. The majority of this increase was in salaries and benefits, which increased $3.5 million, or 7.7%. This increase was due to several unusual items. In 1996, accruals of expense for certain employee benefit plans were reduced, resulting in a reduction of 1996 benefits expenses of approximately $250,000. In 1997, the Corporation accrued an additional expense of approximately $600,000 related to certain post-employment benefits plans accounted for under the provisions of Statement of Financial Accounting Standards No. 112. Excluding these two factors, salaries and benefits expenses increased $2.7 million, or 5.8%. This growth rate was consistent with management's goals and reflects the continued growth of the Corporation.

Excluding the increase in salaries and benefits expenses, and the one-time SAIF assessment, other expenses increased $1.3 million, or 3.1%, to $41.9 million in 1997 from $40.7 million in 1996. This increase is attributable to growth.

Income Taxes
------------

Income tax expense for the nine months ended September 30, 1997 was $21.7 million as compared to $17.7 million for the comparable period in 1996, resulting in an effective tax rate of 31.0% in 1997 and 30.0% in 1996. In general, this effective tax rate increase was due to fewer investments tax-in free municipal securities.

FINANCIAL CONDITION
-------------------

At September 30, 1997, the Corporation had total assets of $4.4 billion, an increase of $301 million, or 7.3%, over $4.1 billion in assets December 31, 1996. This growth was primarily driven by an increase in loans.

Loans, net of unearned income and the allowance for loan losses, increased $208 million, or 7.0%, to $3.2 billion. As noted in the net interest income discussion, this increase was attributable primarily to installment loans and commercial mortgages.

In the first nine months of 1997, investment security purchases were generally classified as available for sale in order to provide the Corporation with more flexibility for liquidity purposes. Funds for investment security purchases were mainly provided by maturities and sales of existing investments. At September 30, 1997, approximately $22.7 million in security purchases which did not settle until after the end of the quarter were recorded in other liabilities.

Loan growth was funded primarily through the growth in deposits.   Since
December 31, 1996, deposits increased $237 million, or 7.0%, primarily in certificates of deposit with maturities of less than two years.

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

The Corporation's policy provides for the six-month gap position to be maintained between 0.85 and 1.15. The Corporation was positioned within this range throughout the first nine months of 1997.

Capital Resources
-----------------

Shareholders' equity increased $38.7 million or 9.2% during the first nine months of 1997. This growth is a result of net income offset by normal quarterly dividends to shareholders. In addition, the appreciation in the value of the Corporation's available for sale investments contributed $9.1 million to the increase in shareholders' equity. As a result of the 10% stock dividend paid on June 13, 1997, approximately $83 million of the Corporation's retained earnings was transferred to common stock and capital surplus.

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

As of September 30, 1997, the Corporation's capital ratios exceeded all of the minimum ratios as set forth above.

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

                  (c) Severance Agreement entered into as of November 19, 1992 between Fulton Financial Corporation and Charles J. Nugent, Executive Vice President and Chief Financial Officer, incorporated by reference from Exhibit 10(c) to the Fulton Financial Corporation Annual Report on 10-Form K for the year ended December 31, 1992.

            (4)   Financial Data Schedule - September 30, 1997

        (b) Reports on Form 8-K:

            (1) Form 8-K dated August 28, 1997, reporting execution of a Merger
                Agreement between Fulton Financial Corporation and Keystone Heritage Group, Inc.

            (2) Form 8-K dated September 15, 1997 reporting the merger of Fulton
                Financial Corporation and The Peoples Bank of Elkton.

                 FULTON FINANCIAL CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FULTON FINANCIAL CORPORATION



Date:   November 7, 1997            /s/   Rufus A. Fulton, Jr.
        ----------------            -----------------------------
                                    Rufus A. Fulton, Jr.
                                    President and Chief Executive Officer

Date:   November 7,  1997           /s/  Beth Ann L. Chivinski
        -------------------         -----------------------------
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

 27.   Financial data schedule - September 30, 1997.