Form 10-K
period 1997-12-31
FULTON FINANCIAL CORP
filed 1998-03-19
CIK 700564

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
                                    ---------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                        Commission File Number: 0-10587

                         FULTON FINANCIAL CORPORATION
    ----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  PENNSYLVANIA                             23-2195389
    ----------------------------------------------------------------------
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                Identification No.)


      One Penn Square, P. O. Box 4887, Lancaster, Pennsylvania     17604
      ------------------------------------------------------------------
      (Address of principal executive offices)                (Zip Code)

                                (717) 291-2411
    ----------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                                               Name of each Exchange
         Title of each class                    on which registered
    -----------------------------               -------------------
    Common Stock, $2.50 Par Value                       None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

The aggregate market value of 37,139,237 shares of common stock held by non-affiliates, calculated based on the average of the bid and asked prices on March 12, 1998, was $1,180,331,363.

As of March 12, 1998 there were 40,647,044 shares of Fulton Financial Corporation common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference:


                                                       Part of Form 10-K into
          Document                                       which incorporated
          --------                                     ----------------------

Definitive Proxy Statement of                                 Part III
Fulton Financial Corporation
dated March 6, 1998

                                     PART I

Item 1.  Description of Business
--------------------------------

         Fulton Financial Corporation (the Corporation) is a Pennsylvania business corporation which was organized on February 8, 1982 and became a bank holding company through the acquisition of all of the outstanding stock of Fulton Bank on June 30, 1982. Fulton Financial Corporation provides a wide variety of retail and commercial banking and investment management and trust services to customers located primarily in central and eastern Pennsylvania, southern New Jersey, northern Maryland and southern Delaware through its eleven wholly-owned banking subsidiaries: Fulton Bank, Farmers Trust Bank, Swineford National Bank, Lafayette Bank, FNB Bank, N.A., Great Valley Bank, Hagerstown Trust Company, Delaware National Bank, The Bank of Gloucester County, The Woodstown National Bank & Trust Company, and The Peoples Bank of Elkton.

         In addition, Fulton Financial Corporation owns all of the outstanding stock of four nonbank subsidiaries: (i) Fulton Financial Realty Company, which holds title to or leases certain properties upon which Fulton Bank and Farmers Trust Bank branch offices and other Fulton Bank facilities are located; (ii) Fulton Life Insurance Company, which engages in the business of reinsuring credit life and accident and health insurance directly related to extensions of credit by the banking subsidiaries of the Corporation; (iii) Central Pennsylvania Financial Corporation which owns certain limited partnership interests in partnerships invested in low and moderate income housing projects and two nonbank companies in various stages of liquidation; and (iv) FFC Management, Inc. which owns certain investment securities and other passive investments.

         Fulton Financial Corporation is registered with the Federal Reserve Board in accordance with the requirements of the Federal Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Federal Reserve Board, the Office of the Comptroller of the Currency, the Pennsylvania Department of Banking, the State of Maryland and the New Jersey Department of Banking.

         The common stock of Fulton Financial Corporation is listed for quotation on the National Market System of the National Association of Securities Dealers Automated Quotation System under the symbol FULT.

         All of the banking subsidiaries face significant competition from commercial banks, savings banks, credit unions and various nonbank providers of financial services. None of the Corporation's banking subsidiaries is dependent upon any single customer, and the loss of any single customer or a few customers would not have a material adverse impact on any of the banking subsidiaries. The table below summarizes selected information about the Corporation and its banking subsidiaries.


                                                                                              No. of Employees
                                                                                            ---------------------
                                                  Main Office        Total        Total        Full-      Part-
              Banking Subsidiary                    Location         Assets      Deposits      time       time
   ----------------------------------------  --------------------- ----------   ----------   --------   --------
                                                                          (in millions)
   Fulton Bank                               Lancaster, PA         $  1,883.3   $  1,442.1      661       236
   Farmers Trust Bank                        Lebanon, PA                181.5        150.2       57        20
   Swineford National Bank                   Hummels Wharf, PA          222.2        185.2       79        41
   Lafayette Bank                            Easton, PA                 451.7        394.1      163        75
   FNB Bank, N.A.                            Danville, PA               283.2        245.0       86        28
   Great Valley Bank                         Reading, PA                287.5        225.7       83        15
   Hagerstown Trust Company                  Hagerstown, MD             373.6        309.1      169        19
   Delaware National Bank                    Georgetown, DE             132.5        120.0       65        11
   The Bank of Gloucester County             Woodbury, NJ               276.9        235.2       99        39
   The Woodstown National Bank & Trust Co.   Woodstown, NJ              267.3        240.3       83        44
   The Peoples Bank of Elkton                Elkton, MD                  99.1         86.7       42         0
   Fulton Financial (Parent Company)         Lancaster, PA                N/A          N/A       83         4
                                                                                            -------   -------
                                                                                              1,670       532
                                                                                            =======   =======


         Fulton Financial Corporation maintains branch offices in twenty counties across four mid-Atlantic states. In nine of these counties, the Corporation ranks in the top three in deposit market share (based on deposits as of June 30, 1997). The following table summarizes information about the counties in which the Corporation has branch offices and its market position in each county.


                                                                           No. of Financial      Deposit Market
                                                                              Institutions       Share (6/30/97)
                                 Population                               -------------------    ---------------
                                   (1997              Banking               Banks/    Credit
      County          State      Estimate)           Subsidiary            Thrifts    Unions      Rank      %
--------------------  -----     ------------   ----------------------     ---------  --------    ------  -------
Lancaster              PA         453,000      Fulton Bank                    18        13          1     21.0%
Dauphin                PA         248,000      Fulton Bank                    23        15          8      3.5
Cumberland             PA         208,000      Fulton Bank                    17        11         11      1.9
York                   PA         371,000      Fulton Bank                    22        25         19      0.6
Chester                PA         415,000      Fulton Bank                    35        11         25      0.8
Lebanon                PA         117,000      Farmers Trust Bank             12         2          4     11.1
Snyder                 PA          38,000      Swineford National              5         0          1     35.7
Union                  PA          41,000      Swineford National              8         1          6      4.8
Northumberland         PA          96,000      Swineford National             17         3         13      2.4
                                               FNB Bank, N.A.                                       3      8.5
Montour                PA          18,000      FNB Bank, N.A.                  4         3          1     40.0
Lycoming               PA         119,000      FNB Bank, N.A.                 12        14         12      0.8
Columbia               PA          64,000      FNB Bank, N.A.                 11         0          6      6.2
Northampton            PA         259,000      Lafayette Bank                 21        19          3     10.1
Berks                  PA         354,000      Great Valley Bank              19        21          8      4.4
Montgomery             PA         712,000      Great Valley Bank              41        40         44      0.1
Washington             MD         128,000      Hagerstown Trust Company       10         3          1     21.5
Cecil                  MD          80,000      Peoples Bank of Elkton          8         3          2     14.0
Sussex                 DE         133,000      Delaware National Bank         11         4          7      1.3
Gloucester             NJ         246,000      Bank of Gloucester County      23         6          3      9.6
                                               Woodstown National                                  12      3.1
Salem                  NJ          68,000      Woodstown National              9         5          1     19.3


                                   Fulton Bank
                                   -----------

         Fulton Bank (Fulton) is a full-service commercial bank which was originally chartered as a national banking association on February 8, 1882, and converted to a Pennsylvania bank and trust company on July 1, 1974. As a state-chartered bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) and which is not a member of the Federal Reserve System, Fulton is subject to regulation and periodic examination by the FDIC and the Pennsylvania Department of Banking.

         Fulton offers a full range of general retail and commercial banking services, including the following: demand, savings and time deposits; commercial, consumer and mortgage loans; vehicle and equipment leasing and financing; VISA and MasterCard credit cards; VISA debit cards; and a wide range of international services such as letters of credit and currency exchange. Fulton maintains a network of automated teller machines, which is integrated with the MAC(tm) regional and CIRRUS(tm) national automated teller systems, as well as telephone banking services through the Bank-By-Phone system.

         Fulton has trust powers and maintains a staff of investment, trust and financial professionals. Personal services available through the Investment Management and Trust Services Department of Fulton include trust and estate planning, investment management, estate settlement, private banking, investments and brokerage services, a mutual fund asset allocation program, and IRA rollovers. Institutional services available include full service retirement plan management and 401(k) programs, cash reserve investment management accounts, administrative and investment services for Foundations and Endowments and comprehensive corporate trust services.

         Fulton maintains correspondent relationships with major banks in New York, Philadelphia, Pittsburgh, Baltimore and Charlotte and through them offers a variety of collection and funds transfer services. Fulton is a member of the Federal Home Loan Bank of Pittsburgh.

         Fulton's market area consists of the south-central region of Pennsylvania, primarily Lancaster County, Dauphin County, and portions of Cumberland, Chester and York Counties. For marketing purposes, the Fulton Bank trade area is divided into two primary regions -- the Lancaster County Region and the Capital Region (consisting of Dauphin and Cumberland Counties) -- and two secondary regions (York County and Chester County).

         Approximately 70 percent of the business of Fulton is derived from the Lancaster County Region, where its administrative headquarters, 27 branch offices and six remote service facilities are located. Approximately 30 percent of the business of Fulton is derived from its other regions, where its remaining fifteen branch offices are located. Fulton's market areas have exhibited stable economies and have experienced low unemployment rates. Diversity is the key to the economic well-being of the Lancaster County Region. There are over 25 manufacturing companies located in the Lancaster Region having 500 or more employees. The Lancaster County Region also ranks as one of the top agricultural production areas in the country.

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


                               Farmers Trust Bank
                               ------------------

         Farmers Trust Bank (Farmers) is a full-service commercial bank which was chartered under the laws of the Commonwealth of Pennsylvania in 1892. Farmers is a member of the Federal Reserve System and its deposits are insured by the FDIC. Farmers is subject to regulation and periodic examination by the Federal Reserve Bank of Philadelphia and by the Pennsylvania Department of Banking. In addition to its administrative headquarters located in Lebanon, Pennsylvania, Farmers maintains seven branch offices and one remote service facility. The market area of Farmers consists of Lebanon County, Pennsylvania.

         Farmers offers a full range of general retail and commercial banking services, including demand, savings and time deposits, and commercial, consumer, and mortgage loans. Farmers maintains automated teller machines which are integrated with the MAC(tm) regional and CIRRUS(tm) national automated teller systems. Farmers maintains correspondent relationships with major banks in New York and Philadelphia and through them offers a variety of collection and funds transfer services. Farmers is a member of the Federal Home Loan Bank of Pittsburgh.

         Farmers has trust powers and offers a variety of services through its Trust Department, including estate planning, executorships, estate administration, living trusts, life insurance trusts, testamentary trusts, custodianships, guardianships, investment management accounts, escrow accounts and mutual fund asset allocation accounts.


                             Swineford National Bank
                             -----------------------

         Swineford National Bank (Swineford) is a national banking association which was chartered in 1903. Swineford is a member of the Federal Reserve System and its deposits are insured by the FDIC. As a national banking association, Swineford is subject to regulation and periodic examination by the Office of the Comptroller of the Currency. In addition to its administrative headquarters located in Hummels Wharf, Pennsylvania, Swineford maintains six branch offices. Swineford's market area is located entirely in Pennsylvania and includes Snyder, Northumberland and Union Counties.

         Swineford offers a full range of general retail and commercial banking services, including demand, savings and time deposits and commercial, consumer and mortgage loans. Swineford maintains automated teller machines which are integrated with the MAC(tm) regional and CIRRUS(tm) national automated teller systems. Swineford maintains a correspondent relationship with major banks in New York, Philadelphia and Pittsburgh and through them offers a variety of collection and funds transfer services. Swineford is a member of the Federal Home Loan Bank of Pittsburgh.


                                 Lafayette Bank
                                 --------------

         Lafayette Bank (Lafayette) is a full-service commercial bank which was originally chartered under the laws of the Commonwealth of Pennsylvania in 1922 as Lafayette Trust Bank. During 1988, Lafayette Trust Bank and Pen Argyl National Bank, both wholly-owned subsidiaries of Fulton Financial Corporation, merged to form Lafayette Bank. During 1991, Second National Bank of Nazareth, a wholly-owned subsidiary of Fulton Financial Corporation serving the same market area, was merged into Lafayette Bank.

         As a state-chartered bank whose deposits are insured by the FDIC and which is not a member of the Federal Reserve System, Lafayette is subject to regulation and periodic examination by the FDIC and by the Pennsylvania Department of Banking. In addition to its administrative headquarters located in the City of Easton, Lafayette currently maintains twelve branch offices, all of which are located in Northampton County, Pennsylvania.

         Lafayette offers a full range of general retail and commercial banking services, including demand, savings and time deposits, and commercial, consumer and mortgage loans. Lafayette maintains automated teller machines which are integrated with the MAC(tm) regional and CIRRUS(tm) national automated teller systems. Lafayette maintains correspondent relationships with major banks in New York, Philadelphia, Pittsburgh and Charlotte and through them offers a variety of collection and funds transfer services. Lafayette Bank is a member of the Federal Home Loan Bank of Pittsburgh.

         Lafayette has trust powers and offers a variety of services through its Trust Department, including estate planning, estate administration, living trusts, life insurance trusts, testamentary trusts, custodianships, guardianships, investment management accounts, escrow accounts, and IRA rollover accounts.


                                 FNB Bank, N.A.
                                 --------------

         FNB Bank, N.A. (FNB) is a national banking association which was chartered in 1864. FNB is a member of the Federal Reserve System and its deposits are insured by the FDIC. As a national banking association, FNB is subject to regulation and periodic examination by the Office of the Comptroller of the Currency. In addition to its administrative headquarters located in Danville, Pennsylvania, FNB currently maintains eight branch offices. The market area of FNB is located entirely in Pennsylvania and includes Montour, Lycoming, Northumberland and Columbia Counties.

         FNB offers a full range of general retail and commercial banking services, including demand, savings and time deposits and commercial, consumer and mortgage loans. FNB maintains automated teller machines which are integrated with the MAC(tm) regional automated teller system. FNB maintains a correspondent relationship with major banks in New York, Philadelphia and Pittsburgh and through them offers a variety of collection and funds transfer services. FNB is a member of the Federal Home Loan Bank of Pittsburgh.

         FNB has trust powers and offers a variety of services including estate planning, executorships, estate administration, living trusts, life insurance trusts, testamentary trusts, agency accounts, guardianships and asset management accounts.


                                Great Valley Bank
                                -----------------

         Great Valley Bank (Great Valley) was organized as a Pennsylvania chartered mutual savings association in 1974. During 1991, Great Valley converted to a Pennsylvania chartered stock savings bank. As a state-chartered savings bank whose deposits are insured by the FDIC and which is not a member of the Federal Reserve System, Great Valley is subject to regulation and periodic examination by the FDIC and by the Pennsylvania Department of Banking. In addition to its administrative headquarters located in the City of Reading, Great Valley maintains eight branch offices. The market area of Great Valley includes Berks County, Pennsylvania and a portion of Montgomery County, Pennsylvania.

         Great Valley offers retail banking services, principally in the form of demand, savings and time deposits, as well as commercial, mortgage and consumer loans. Great Valley maintains a correspondent banking relationship with a major bank in Philadelphia and is a member of the Federal Home Loan Bank of Pittsburgh.


                            Hagerstown Trust Company
                            ------------------------

         Hagerstown Trust Company (Hagerstown) is a full-service commercial bank which was chartered under the laws of the State of Maryland in 1933. As a state-chartered bank whose deposits are insured by the FDIC and which is not a member of the Federal Reserve System, Hagerstown is subject to regulation and periodic examination by the FDIC and by the Bank Commissioner of the State of Maryland. In addition to its administrative headquarters located in Hagerstown, Maryland, Hagerstown maintains thirteen branch offices, all of which are within Washington County, Maryland.

         Hagerstown offers a full range of general retail and commercial banking services, including demand, savings and time deposits and commercial, consumer and mortgage loans. Hagerstown maintains automated teller machines which are integrated with MAC(tm) and HONOR(tm) regional and CIRRUS(tm) national automated teller systems. Hagerstown maintains correspondent relationships with major banks in Philadelphia, New York, Richmond, Baltimore and Charlotte. Hagerstown is a member of the Federal Home Loan Bank of Atlanta.

         Hagerstown has trust powers and offers a variety of services including estate administration, estate planning, living trusts, life insurance trusts, testamentary trusts, custodianships, guardianships, investment management accounts, agency accounts, escrow accounts, employee benefits, pension and profit sharing accounts, and mutual fund accounts.


                             Delaware National Bank
                             ----------------------

         Delaware National Bank (Delaware) is a national banking association chartered in 1979. Delaware is a member of the Federal Reserve System and its deposits are insured by the FDIC. Delaware is subject to regulation and periodic examination by the Office of the Comptroller of the Currency. Delaware maintains six branch offices in addition to an operations and administrative facility, all of which are located within Sussex County, Delaware.

         Delaware offers a full range of banking services including retail and commercial checking, savings and time deposits, and consumer, mortgage, and commercial loans. At this time, Delaware does not have trust powers and does not offer investment or discount brokerage services. Delaware currently maintains automated teller machines on the MAC(tm) regional automated teller system. Delaware maintains a correspondent relationship with major banks in New York, Baltimore and Wilmington and is a member of the Federal Home Loan Bank of Pittsburgh.


                          The Bank of Gloucester County
                          -----------------------------

         The Bank of Gloucester County (Gloucester) is a state bank chartered by the State of New Jersey in 1989. The deposits of Gloucester are insured by the FDIC and the bank is subject to regulation and periodic examinations by both the State of New Jersey and the FDIC. Gloucester maintains eight branch offices in addition to an operations facility and operates solely within Gloucester County, New Jersey.

         Gloucester offers a full range of banking services including retail and commercial checking, savings and time deposits, and consumer, mortgage and commercial loans. At this time, Gloucester does not have trust powers and does not offer investment or discount brokerage services. Currently, Gloucester has automated teller machines on the MAC(tm) regional automated teller system. Gloucester maintains correspondent relationships with major banks in Philadelphia and Pittsburgh and is a member of the Federal Home Loan Bank of New York.

                   The Woodstown National Bank & Trust Company
                   -------------------------------------------

         The Woodstown National Bank & Trust Company (Woodstown) is a national banking association which was chartered in 1920. Woodstown is a member of the Federal Reserve System and its deposits are insured by the FDIC. As a national banking association, Woodstown is subject to regulation and periodic examination by the Office of the Comptroller of the Currency. Woodstown maintains seven full service branch offices located in Salem and Gloucester Counties, New Jersey.

         Woodstown offers a full range of banking services, including retail and commercial checking, savings and time deposits, and consumer, mortgage and commercial loans. Through its trust operations, Woodstown provides investment management, estate settlement and planning and trust management services. Woodstown maintains automated teller machines on the MAC(tm) regional automated teller system. Woodstown maintains correspondent relationships with major banks in Philadelphia, Pittsburgh and Charlotte and is a member of the Federal Home Loan Bank of New York.


                           The Peoples Bank of Elkton
                           --------------------------

         The Peoples Bank of Elkton (Elkton) is a state bank chartered by the State of Maryland in 1924. The deposits of Elkton are insured by the FDIC and the Bank is subject to regulation and periodic examinations by both the FDIC and the State of Maryland. Elkton maintains two branch offices within Cecil County, Maryland.

         Elkton offers a full range of banking services, including retail and commercial checking, savings and time deposits, and consumer, mortgage and commercial loans. Elkton maintains automated teller machines on the MAC(tm) regional automated teller system. At this time, Elkton does not have trust powers and does not offer investment or discount brokerage services. Elkton maintains correspondent relationships with major banks in Philadelphia, Baltimore and Charlotte and is a member of the Federal Home Loan Bank of Atlanta.


                          Keystone Heritage Group, Inc.
                          -----------------------------

         On August 15, 1997, the Corporation entered into a merger agreement to acquire Keystone Heritage Group, Inc. (Keystone Heritage) of Lebanon, Pennsylvania. Keystone Heritage is a $650 million bank holding company whose sole banking subsidiary is Lebanon Valley National Bank (Lebanon Valley), which has 24 community banking offices in Lebanon, Lancaster, Dauphin, Berks and Schuylkill Counties.

         Under the terms of the merger agreement, each of the approximately 4.0 million shares of Keystone Heritage's common stock will be exchanged for 1.83 shares of the Corporation's common stock. In addition, each of the 84,000 options to acquire Keystone Heritage stock will be converted to options to purchase the Corporation's stock. The transaction is expected to be completed in the first quarter of 1998 and will be accounted for as a pooling of interests. As a result of the acquisition, Keystone Heritage will be merged into the Corporation and Lebanon Valley will be combined with Farmers Trust Bank, of Lebanon, Pennsylvania to become Lebanon Valley Farmers Bank. Concurrently with the merger, deposits, loans and branches located in Lancaster and Dauphin Counties will be transferred to Fulton Bank.

         Based upon June 30, 1997 deposit market share information, Lebanon Valley ranked first in Lebanon County with approximately 24% of the county's total deposits. Upon merging with Farmers, the combined banks will have approximately 35% of the deposit market share in Lebanon County. Lebanon Valley's share of deposits in Lancaster County was approximately 2%, ranking it twelfth. Upon completion of the merger, Fulton Bank will remain first in terms of market share with approximately 23% of total deposits.


                       Ambassador Bank of the Commonwealth
                       -----------------------------------

         On January 26, 1998, the Corporation entered into a merger agreement to acquire Ambassador Bank of the Commonwealth (Ambassador) of Allentown, Pennsylvania. Ambassador is a $275 million bank, which operates eight community banking offices in Lehigh and Northampton counties.

         Under the terms of the merger agreement, each of the 1.9 million shares of Ambassador's common stock will be exchanged for 1.12 shares of the Corporation's common stock. In addition, the 417,000 options and warrants to acquire Ambassador stock will be exchanged for approximately 327,000 shares of the Corporation's common stock. The acquisition is subject to approval by bank regulatory authorities and Ambassador shareholders. The transaction is expected to be completed in the third quarter of 1998 and will be accounted for as a pooling of interests. As a result of the acquisition, Ambassador will be merged with and into Lafayette Bank.

         Based upon June 30, 1997 deposit market share information, Ambassador ranked sixth in Lehigh County with approximately 4.5% of the county's total deposits. Ambassador's share of deposits in Northampton County was approximately 0.9%, ranking it sixteenth. Upon completion of the merger, the combined Lafayette/Ambassador entity would rank third in Northampton County, with approximately 11% of total deposits.



         Certain additional statistical information relating to the business of Fulton Financial Corporation is set forth in the following tables.

FULTON FINANCIAL CORPORATION
COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS


                                                                       Year Ended December 31
                                            -----------------------------------------------------------------------------
(Dollars in thousands)                                          1997                                   1996
-------------------------------------------------------------------------------------------------------------------------
                                               Average                     Yield/       Average                   Yield/
ASSETS                                         Balance        Interest      Rate        Balance        Interest    Rate
-----------------------------------------   -------------    -----------   ------     -----------     ---------   ------
Interest-earning assets:
  Loans and leases (1)...................   $   3,163,610    $   271,791    8.59%     $ 2,854,139     $ 246,579    8.64%
  Taxable investment securities (2)......         684,616         42,348    6.19          704,443        41,653    5.91
  Tax-exempt investment securities (2)...          45,537          2,603    5.72           61,808         3,607    5.84
  Equity securities (2)..................          51,779          2,599    5.02           40,880         2,101    5.14
  Short-term investments.................           5,579            287    5.14           15,958           909    5.70
                                            --------------   ------------  ------     ------------    ----------  ------
Total interest-earning assets............       3,951,121        319,628    8.09        3,677,228       294,849    8.02
Noninterest-earning assets:
  Cash and due from banks................         162,296                                 156,501
  Premises and equipment.................          59,232                                  55,291
  Other assets(2)........................         124,598                                 114,148
  Less: Allowance for loan losses........         (46,337)                                (42,759)
                                            --------------                           -------------
          Total Assets...................   $   4,250,910                            $  3,960,409
                                            ==============                           =============


                                                  Year Ended December 31
                                             --------------------------------
(Dollars in thousands)                                      1995
-----------------------------------------------------------------------------
                                               Average                 Yield/
ASSETS                                         Balance      Interest    Rate
-----------------------------------------    -----------   ---------   ------
Interest-earning assets:
  Loans and leases (1)...................    $ 2,612,438   $ 230,201    8.81%
  Taxable investment securities (2)......        646,878      35,722    5.52
  Tax-exempt investment securities (2)...         84,544       5,166    6.11
  Equity securities (2)..................         37,731       2,072    5.49
  Short-term investments.................         51,064       2,983    5.84
                                             ------------  ----------  ------
Total interest-earning assets............      3,432,655     276,144    8.04
Noninterest-earning assets:
  Cash and due from banks................        154,283
  Premises and equipment.................         50,715
  Other assets(2)........................        109,488
  Less: Allowance for loan losses........        (41,004)
                                             ------------
          Total Assets...................    $ 3,706,137
                                             ============


                                                                       Year Ended December 31
                                            -----------------------------------------------------------------------------
(Dollars in thousands)                                          1997                                   1996
-------------------------------------------------------------------------------------------------------------------------
                                               Average                     Yield/       Average                   Yield/
LIABILITIES AND SHAREHOLDERS' EQUITY           Balance        Interest      Rate        Balance        Interest    Rate
-----------------------------------------   -------------    -----------   ------     -----------     ---------   ------
Interest-bearing liabilities:
  Demand deposits........................   $     400,938   $      7,427    1.85%     $    410,159   $    8,081    1.97%
  Savings deposits.......................         827,637         20,346    2.46           843,463       20,819    2.47
  Time deposits..........................       1,740,840         97,013    5.57         1,554,375       85,714    5.51
  Short-term borrowings..................         186,843          8,836    4.73           179,805        8,569    4.77
  Long-term debt.........................          56,135          3,396    6.05            31,407        1,994    6.35
                                            --------------  -------------  ------     -------------  -----------  ------
Total interest-bearing liabilities.......       3,212,393        137,018    4.27         3,019,209      125,177    4.15
Noninterest-bearing liabilities:
  Demand deposits........................         522,439                                  474,692
  Other..................................          74,125                                   65,436
                                            --------------                            -------------
          Total Liabilities..............       3,808,957                                3,559,337
Shareholders' equity.....................         441,953                                  401,072
                                            --------------                            -------------
          Total Liabilities and
            Shareholders' Equity.........   $   4,250,910                             $  3,960,409
                                            ==============                            =============
Net interest income......................                        182,610                                169,672
Net yield on interest-earning assets.....                                   4.62%                                  4.61%
Tax equivalent adjustment (3)............                          3,823                                  3,896
                                                            -------------  ------                    -----------  ------
Net interest margin......................                   $    186,433    4.72%                    $  173,568    4.72%
                                                            =============  ======                    ===========  ======

------------------------------------------------------------------------------------------------------------------------


                                                  Year Ended December 31
                                             ------------------------------------
(Dollars in thousands)                                      1995
---------------------------------------------------------------------------------
                                                 Average                   Yield/
LIABILITIES AND SHAREHOLDERS' EQUITY             Balance       Interest     Rate
-----------------------------------------     ------------   -----------   ------
Interest-bearing liabilities:
  Demand deposits........................     $    423,670   $     8,810    2.08%
  Savings deposits.......................          831,165        22,950    2.76
  Time deposits..........................        1,422,677        78,709    5.53
  Short-term borrowings..................          125,613         6,428    5.12
  Long-term debt.........................           36,531         2,233    6.11
                                              -------------  ------------  ------
Total interest-bearing liabilities.......        2,839,656       119,130    4.20
Noninterest-bearing liabilities:
  Demand deposits........................          431,767
  Other..................................           68,326
                                              -------------
          Total Liabilities..............        3,339,749
Shareholders' equity.....................          366,388
                                              -------------
          Total Liabilities and
            Shareholders' Equity.........     $  3,706,137
                                              =============
Net interest income......................                        157,014
Net yield on interest-earning assets.....                                   4.57%
Tax equivalent adjustment (3)............                          4,671
                                                             ------------- ------
Net interest margin......................                    $   161,685    4.71%
                                                             ============  ======
----------------------------------------------------------------------------------


(1)  Includes nonperforming loans.

(2) Balances include amortized historical cost for available for sale securities. The related unrealized holding gains on securities of $19,214 in 1997, $10,281 in 1996 and $6,315 in 1995 are included in other assets.

(3) Based on marginal Federal income tax rate and statutory interest expense disallowances.

FULTON FINANCIAL CORPORATION
RATE/VOLUME TABLE

         The following table sets forth for the periods indicated a summary of changes in interest income and interest expense resulting from corresponding volume and rate changes:


                                                                  1997 vs. 1996                            1996 vs. 1995
                                                            Increase (decrease) due                  Increase (decrease) due
                                                                  to change in                             to change in
                                                      -------------------------------------    -------------------------------------
                                                        Volume         Rate         Net          Volume         Rate          Net
                                                                                      (in thousands)
Interest income on:
  Loans and leases ...............................     $ 26,736      $(1,524)     $ 25,212      $ 21,298      $(4,920)     $ 16,378
  Taxable investment securities ..................       (1,172)       1,867           695         3,179        2,752         5,931
  Tax-exempt investment securities ...............         (950)         (54)       (1,004)       (1,389)        (170)       (1,559)
  Equity securities ..............................          560          (62)          498           173         (144)           29
  Short-term investments .........................         (591)         (31)         (622)       (2,051)         (23)       (2,074)


    Total interest-earning assets ................     $ 24,583      $   196      $ 24,779      $ 21,210      $(2,505)     $ 18,705

Interest expense on:
  Demand deposits ................................     $   (182)     $  (472)     $   (654)     $   (281)     $  (448)     $   (729)
  Savings deposits ...............................         (391)         (82)         (473)          340       (2,471)       (2,131)
  Time deposits ..................................       10,282        1,017        11,299         7,286         (281)        7,005
  Short-term borrowings ..........................          335          (68)          267         2,773         (632)        2,141
  Long-term debt .................................        1,570         (168)        1,402          (313)          74          (239)


    Total interest-bearing liabilities ...........     $ 11,614      $   227      $ 11,841      $  9,805      $(3,758)     $  6,047


Note: The rate/volume variances are allocated in the table above by applying the changes in volume times the prior period rate and by applying the changes in rate times the current period volume on a consistent basis throughout.

FULTON FINANCIAL CORPORATION
INVESTMENT PORTFOLIO

     The following table sets forth the carrying amount of investment securities held to maturity (HTM) and available for sale (AFS) as of the dates shown:

                                                                                  December 31
                                    ------------------------------------------------------------------------------------------------
                                                 1997                               1996                           1995
                                    ------------------------------   ------------------------------   ------------------------------
                                       HTM       AFS        Total      HTM        AFS        Total      HTM        AFS        Total
                                    --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                             (in thousands)
United States Treasury and U.S.
     Government agencies and
     corporations ...............   $ 43,617   $185,515   $229,132   $133,778   $177,335   $311,113   $253,678   $161,571   $415,249


State and municipal .............     33,473      5,499     38,972     52,224      5,990     58,214     67,441        832     68,273


Other securities ................        483       --          483      1,326        150      1,476     12,670        778     13,448


Equity securities ...............       --       98,890     98,890       --       63,161     63,161       --       58,618     58,618


Mortgage-backed securities ......    179,554    307,544    487,098    241,810    102,456    344,266    226,505     56,202    282,707
                                    --------   --------   --------   --------   --------   --------   --------   --------   --------


      Totals ....................   $257,127   $597,448   $854,575   $429,138   $349,092   $778,230   $560,294   $278,001   $838,295
                                    ========   ========   ========   ========   ========   ========   ========   ========   ========


FULTON FINANCIAL CORPORATION
MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

     The following tables set forth the maturities of investment securities at December 31, 1997 and the weighted average yields of such securities (calculated based upon historical cost).

HELD TO MATURITY (at amortized cost)
----------------

                                                                                       MATURING
                                                   ---------------------------------------------------------------------------------
                                                                           After One But       After Five But
                                                     Within One Year     Within Five Years    Within Ten Years      After Ten Years
                                                   ---------------------------------------------------------------------------------
                                                     Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield
                                                    --------    -----    --------    -----    --------    -----    --------    -----
                                                                                  (dollars in thousands)
United States Treasury and
     U.S. Government
     agencies and corporations .................    $ 24,434    5.63%    $ 15,898    5.98%    $  2,849    6.19%    $    436    7.38%

State and municipal (1) ........................       8,506    8.22       12,731    8.54        8,937    8.65        3,299    9.71
Other securities ...............................         250    8.50           55    7.18          178    6.52           --      --
                                                    --------    -----    --------    -----    --------    -----    --------    -----


   Totals ......................................    $ 33,190    6.31%    $ 28,684    7.12%    $ 11,964    8.03%    $  3,735    9.44%
                                                    ========    =====    ========    =====    ========    =====    ========    =====


Mortgage-backed securities (2)  ................    $179,554    6.06%
                                                    ========    =====

AVAILABLE FOR SALE (at estimated fair value)
------------------

                                                                                       MATURING
                                                   ---------------------------------------------------------------------------------
                                                                           After One But       After Five But
                                                     Within One Year     Within Five Years    Within Ten Years      After Ten Years
                                                   ---------------------------------------------------------------------------------
                                                     Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield
                                                    --------    -----    --------    -----    --------    -----    --------    -----
                                                                                  (dollars in thousands)
United States Treasury and
     U.S. Government
     agencies and corporations .................    $ 47,657    5.64%    $123,967    6.53%    $ 13,644    6.36%    $    247    7.03%
State and municipal (1) ........................       1,342    5.92        2,372    6.39        1,429    7.65          356    8.40
                                                    --------    -----    --------    -----    --------    -----    --------    -----


   Totals ......................................    $ 48,999    5.65%    $126,339    6.53%    $ 15,073    6.48%    $    603    7.83%
                                                    ========    =====    ========    =====    ========    =====    ========    =====


Mortgage-backed securities (2) .................    $307,544    6.46%
                                                    ========    =====

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

FULTON FINANCIAL CORPORATION
LOAN PORTFOLIO BY TYPE

         The following table sets forth the amount of loans outstanding (including unearned income) as of the dates shown (1):

                                                                                         December 31
                                                          --------------------------------------------------------------------------
                                                             1997            1996            1995            1994            1993
                                                          ----------      ----------      ----------      ----------      ----------
                                                                                        (in thousands)
Commercial, financial and agricultural .............      $  417,434      $  389,377      $  381,875      $  367,032      $  377,968
Real estate - construction .........................         136,775         118,131         101,594         101,433          70,196
Real estate - mortgage .............................       2,100,079       1,934,030       1,758,749       1,674,352       1,357,799
Consumer ...........................................         609,244         549,647         455,972         400,903         307,897
Leasing and other ..................................          53,698          43,962          33,699          25,205          18,428
                                                          ----------      ----------      ----------      ----------      ----------


   Totals ..........................................      $3,317,230      $3,035,147      $2,731,889      $2,568,925      $2,132,288
                                                          ==========      ==========      ==========      ==========      ==========


 (1) At December 31, 1997, Fulton Financial Corporation did not have any loan concentrations to borrowers engaged in the same or similar industries that exceeded 10% of total loans.


MATURITY & SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES

         The following table summarizes the maturity and sensitivity of loans to changes in interest rates as of December 31, 1997:

                                                  One
                                 One Year       Through       More Than
                                 or Less       Five Years     Five Years       Total
                                ----------     ----------     ----------     ----------
                                                    (in thousands)
Floating rate .............    $   645,620    $   237,004     $  381,308    $ 1,263,932
Fixed rate ................        461,010      1,048,301        543,987      2,053,298
                               -----------    -----------     ----------    -----------

     Totals................    $ 1,106,630    $ 1,285,305     $  925,295    $ 3,317,230
                               ===========    ===========     ==========    ===========

FULTON FINANCIAL CORPORATION
RISK ELEMENTS IN LOAN PORTFOLIO

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans and other nonperforming assets (4):

                                                                                            December 31
                                                            ------------------------------------------------------------------------
                                                              1997            1996            1995            1994            1993
                                                            --------        --------        --------        --------        --------
                                                                                         (in thousands)
Nonaccrual loans (1) (2) (3) .......................        $ 15,225        $ 15,183        $ 15,346        $ 19,326        $ 17,771
Accruing loans past due 90 days or more ............           9,580           7,055           8,816           6,658           6,997
Other real estate ..................................           1,177           2,134           2,106           3,175           2,756
                                                            --------        --------        --------        --------        --------


     Totals ........................................        $ 25,982        $ 24,372        $ 26,268        $ 29,159        $ 27,524
                                                            ========        ========        ========        ========        ========


(1) Includes impaired loans as defined by Statement of Financial Accounting Standards No. 114 of approximately $12.9 million at December 31, 1997.

(2) As of December 31, 1997, the gross interest income that would have been recorded during 1997 if nonaccrual loans had been current in accordance with their original terms was approximately $1.4 million. The amount of interest income on those nonaccrual loans that was included in 1997 net income was approximately $892,000. At December 31, 1997, $13.5 million of nonaccrual loans are considered to be adequately secured.

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

(4) Excluded from the amounts presented above at December 31, 1997 are $15.8 million in domestic commercial loans for which payments were current, but as to which the borrowers were experiencing significant financial difficulties. These loans are subject to constant management attention and their classification is reviewed monthly.

FULTON FINANCIAL CORPORATION
SUMMARY OF LOAN LOSS EXPERIENCE

An analysis of the Corporation's loss experience is as follows:

                                                                                   Year Ended December 31
                                                         --------------------------------------------------------------------------
                                                            1997            1996            1995            1994            1993
                                                         ----------      ----------      ----------      ----------      ----------
                                                                                   (dollars in thousands)
Loans outstanding at end of year ...................     $3,307,759      $3,027,067      $2,722,584      $2,558,544      $2,121,116
                                                         ==========      ==========      ==========      ==========      ==========
Daily average balance of loans and leases ..........     $3,163,610      $2,854,139      $2,612,438      $2,262,734      $2,051,532
                                                         ==========      ==========      ==========      ==========      ==========
Balance of allowance for loan losses
     at beginning of year ..........................     $   44,792      $   41,134      $   40,377      $   32,874      $   32,675

Loans charged-off:
    Commercial, financial and agricultural .........          2,397           1,629           1,875           1,825           3,694
    Real estate - construction .....................             --              30              --             144              --
    Real estate - mortgage .........................          1,604           1,268           2,366           1,333           3,897
    Consumer .......................................          4,164           2,513           1,796           1,154           1,736
    Leasing and other ..............................             70              50              59              33              51
                                                         ----------      ----------      ----------      ----------      ----------
    Total loans charged-off ........................          8,235           5,490           6,096           4,489           9,378
                                                         ----------      ----------      ----------      ----------      ----------

Recoveries of loans previously charged-off:
    Commercial, financial and agricultural .........            790           1,204           1,462           1,207           2,146
    Real estate - construction .....................             --              --              --              58              --
    Real estate - mortgage .........................            708           1,378             530             593             242
    Consumer .......................................          1,211             983             843             561             816
    Leasing and other ..............................             15              22              20              29              62
                                                         ----------      ----------      ----------      ----------      ----------
    Total recoveries ...............................          2,724           3,587           2,855           2,448           3,266
                                                         ----------      ----------      ----------      ----------      ----------

Net loans charged-off ..............................          5,511           1,903           3,241           2,041           6,112

Provision for loan losses ..........................          7,742           5,561           3,998           3,074           6,311
Allowance purchased ................................            130              --              --           6,470              --
                                                         ----------      ----------      ----------      ----------      ----------

Balance at end of year .............................     $   47,153      $   44,792      $   41,134      $   40,377      $   32,874
                                                         ==========      ==========      ==========      ==========      ==========

Ratio of net charge-offs during period to
     average loans .................................           0.17%           0.07%           0.12%           0.09%           0.30%
                                                         ==========      ==========      ==========      ==========      ==========
Ratio of allowance for loan losses to loans
     outstanding at end of year ....................           1.43%           1.48%           1.51%           1.58%           1.55%
                                                         ==========      ==========      ==========      ==========      ==========

FULTON FINANCIAL CORPORATION
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses has been allocated as follows to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated:

                                                                             December 31
                                 --------------------------------------------------------------------------------------------------
                                        1997                1996                1995                1994                1993
                                 ------------------  ------------------  ------------------  ------------------  ------------------
                                                                       (dollars in thousands)

                                             % of                % of                % of                % of                % of
                                           loans in            loans in            loans in            loans in            loans in
                                             each                each                each                each                each
                                 Allowance category  Allowance category  Allowance category  Allowance category  Allowance category
                                 --------- --------  --------- --------  --------- --------  --------- --------  --------- --------
Commercial, financial
     & agriculture ............. $  10,087    12.6%  $  10,154    12.8%  $  11,615    14.0%  $  14,741    14.3%  $  14,484    17.7%

Real estate - construction
     & mortgages ...............    10,889    67.4      13,975    67.6      13,744    68.1      14,472    69.1      12,679    67.0
Consumer, leasing
     & other ...................     6,156    20.0       2,881    19.6       2,909    17.9       2,652    16.6       2,959    15.3
Unallocated ....................    20,021      --      17,782      --      12,866      --       8,512      --       2,752      --
                                 --------- --------  --------- --------  --------- --------  --------- --------  --------- --------

     Totals .................... $  47,153   100.0%  $  44,792   100.0%  $  41,134   100.0%  $  40,377   100.0%  $  32,874   100.0%
                                 ========= ========  ========= ========  ========= ========  ========= ========  ========= ========

(1) The Corporation allocates the allowance for loan losses in three components: (1) specific accounts; (2) 50% of doubtful, 15% of substandard and 10% of fair internally risk rated loans (excluding those subject to specific allocation under (1)); and (3) based upon historical averages for the remaining balances. As of December 31, 1997, the Corporation has allocated $27.1 million based on four-year historical averages, as follows:
     $3.5 million commercial, $6.1 million consumer, $3.6 million mortgage, and $104,000 leasing. Additional allocations of the allowance for loan losses include: $512,000 for specific accounts; $7.7 million for fair rated loans; $5.1 million for substandard rated loans; $444,000 for doubtful rated loans; and $149,000 for off-balance sheet risk for standby letters of credit.

(2)  Charge-offs for 1998 are not anticipated to exceed $4.9 million: commercial
     - $1.3 million; consumer - $2.6 million; and mortgage - $1.0 million. The overall risk factors in the portfolio are best evidenced by a 30 day and over delinquency rate in the 2.00% to 2.50% range and overall credit risk ratings of satisfactory and above for 75% of the commercial and real estate portfolios.

FULTON FINANCIAL CORPORATION
DEPOSITS

         The average daily balances of deposits and rates paid on such deposits are summarized for the periods indicated in the following table:

                                                                                Year Ended December 31
                                                         -------------------------------------------------------------------------
                                                                   1997                     1996                      1995
                                                         ---------------------     ---------------------     ---------------------
                                                           Amount        Rate        Amount        Rate        Amount        Rate
                                                         ----------     ------     ----------     ------     ----------     ------
                                                                                   (dollars in thousands)
Noninterest-bearing demand deposits ...............      $  522,439        - %     $  474,692        - %     $  431,767        - %
Interest-bearing demand deposits ..................         400,938      1.85         410,159      1.97         423,670      2.08
Savings deposits ..................................         827,637      2.46         843,463      2.47         831,165      2.76
Time deposits .....................................       1,740,840      5.57       1,554,375      5.51       1,422,677      5.53
                                                         ----------     ------     ----------     ------     ----------     ------

Totals ............................................      $3,491,854      3.57%     $3,282,689      3.49%     $3,109,279      3.55%
                                                         ==========     ======     ==========     ======     ==========     ======

         Maturities of time deposits of $100,000 or more outstanding at December 31, 1997 are summarized as follows:

                                                              Time Deposits
                                                                 $100,000
                                                                 or more
                                                              --------------
                                                              (in thousands)
                  Three months or less ....................   $       98,236
                  Over three through six months ...........           47,634
                  Over six through twelve months ..........           30,285
                  Over twelve months ......................           76,917
                                                              --------------

                        Totals ............................   $      253,072
                                                              ==============

FULTON FINANCIAL CORPORATION
SHORT-TERM BORROWINGS

          The following table presents information related to Federal funds purchased and securities sold under agreements to repurchase. No other categories of short-term borrowings exceeded 30% of shareholders' equity at December 31, 1997.

                                                                          December 31
                                                                ------------------------------
                                                                  1997       1996       1995
                                                                --------   --------   --------
                                                                     (dollars in thousands)
              Amount outstanding at December 31 ..............  $231,101   $203,495   $115,239

              Weighted average interest rate at year end .....      4.70%      4.86%      4.88%

              Maximum amount outstanding at any month end ....  $231,101   $233,564   $216,650

              Average amount outstanding during the year .....  $186,843   $179,805   $125,613

              Weighted average interest rate during the year..      4.73%      4.77%      5.12%

FULTON FINANCIAL CORPORATION
RETURN ON EQUITY AND ASSETS

     The ratio of net income to average shareholders' equity and to average total assets and certain other ratios are as follows:

                                                                                    Year Ended December 31
                                                                   --------------------------------------------------------
                                                                       1997       1996       1995       1994      1993(1)
                                                                     --------   --------   -------    --------   --------
Percentage of net income to:
     Average shareholders' equity ............................        14.75%     13.90%     14.09%     13.85%     12.62%
     Average total assets ....................................         1.53       1.41       1.39       1.38       1.21

Percentage of dividends declared per common
     share to basic net income per share .....................         41.6       43.0       39.2       38.3       42.2

Percentage of average shareholders' equity
     to average total assets .................................         10.4       10.1        9.9        9.9        9.6

(1) Percentage of income before cumulative effect of changes in accounting principles to average shareholders' equity and average total assets was 13.76% and 1.32%, respectively.

Item 2. Properties
------------------

    The administrative headquarters of Fulton Financial Corporation and Fulton Bank is located in a six-story brick building at the northeast corner of Penn Square in the City of Lancaster, Pennsylvania. This building, together with fourteen properties upon which Fulton Bank branch offices are located, are owned in fee by Fulton Bank, free and clear of encumbrances. Five properties upon which Fulton Bank branch offices are located and four properties upon which remote service facilities are located are leased by Fulton Bank from nonaffiliated persons. Twenty-two properties upon which Fulton Bank branch offices are located and two properties upon which remote service facilities are located are owned or leased by Fulton Financial Realty Company and subleased to Fulton Bank. Office space is leased by Fulton Financial Realty Company and subleased to Fulton Financial Corporation and Fulton Bank. The foregoing leases expire intermittently over the years through the year 2023 and most are subject to one or more renewal options. The Fulton Bank Administrative Service Center is located on property which is owned free and clear of encumbrances by Fulton Financial Realty Company.

    The administrative headquarters of Farmers Trust Bank is located in a five-story building at 817 Cumberland Street in Lebanon, Pennsylvania. This building and three branch offices are owned in fee by Farmers Trust Bank, free and clear of encumbrances. One of the properties upon which a Farmers Trust Bank branch office is located is leased by Fulton Financial Realty Company and subleased to Farmers Trust Bank, while three additional properties are owned by Fulton Financial Realty Company and leased to Farmers Trust Bank for branch offices. Farmers Trust Bank has two remote service facilities, which are leased from nonaffiliated persons. These leases expire intermittently over the years through the year 2009 and are subject to two renewal options.

    National Bank are located in a one-story brick building on Routes 11 and 15 in Hummels Wharf, Pennsylvania. In addition to a branch located at the site of the operations center, Swineford National Bank operates five other branch offices. The Hummels Wharf property and four branch offices are owned free and clear of encumbrances by Swineford National Bank. One additional property used for a branch office is leased by Swineford National Bank from a non-affiliated person. This lease expires in 2002.

    The administrative headquarters of Lafayette Bank is located in a three-story brick building at 360 Northampton Street, Easton, Pennsylvania. Lafayette Bank maintains two other sites housing administrative operations of the bank. In addition to these three buildings, which are owned in fee by Lafayette Bank, free and clear of encumbrances, six branch offices and another structure are also owned in fee by Lafayette Bank, free and clear of encumbrances. Seven additional properties are leased by Lafayette Bank from nonaffiliated persons; these leases expire intermittently over the years through the year 2024 and are subject to one or more renewal options. Six of these leased properties are used as branch offices and one of these properties is a branch that was relocated and is no longer used as a branch office.

    The administrative headquarters of FNB Bank, N.A. is located at 354 Mill Street, Danville, Pennsylvania. This building and five branch offices are owned in fee by FNB Bank, N.A. free and clear of encumbrances. Two other branch facilities are leased by FNB Bank, N.A. from nonaffiliated persons. These leases expire intermittently over the years through the year 2014 and are subject to one or more options.

    The administrative headquarters of Great Valley Bank is located in a two-story building at 210 North Fifth Street, Reading, Pennsylvania. This building and two branches are owned in fee by Great Valley Savings Bank, free and clear of encumbrances. Five branch offices are leased by Great Valley Bank from nonaffiliated persons. These leases expire intermittently over the years through the year 2023 and are subject to two or more options.

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

    The administrative headquarters of The Bank of Gloucester County is located at 100 Park Avenue, Woodbury, in Gloucester County, New Jersey. This building and five branch offices are owned by the bank, free and clear of encumbrances. The operations center and two branch offices are leased from non-affiliated entities at market rates for varying terms.

    The administrative headquarters of The Woodstown National Bank & Trust Company is located at 1 South Main Street, Woodstown, in Salem County, New Jersey. This building and five branch offices are owned by the bank, free and clear of encumbrances. A sixth branch office is located on land leased by the bank from a non-affiliated entity. This lease will expire in 2002 and the bank has a buyout option to purchase the land upon the expiration of the lease.

    The administrative headquarters of The Peoples Bank of Elkton is located at 130 North Street, Elkton, in Cecil County, Maryland. This building is owned by the bank, free and clear of encumbrances. The bank's other branch office is operated under a lease agreement which expires in 2000.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

    No matters were submitted to a vote of security holders of Fulton Financial Corporation during the fourth quarter of 1997.

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

Item 6.  Selected Financial Data
--------------------------------

FULTON FINANCIAL CORPORATION
5-YEAR CONSOLIDATED SUMMARY OF OPERATIONS

                                                                              For the Year
                                                -------------------------------------------------------------------------
                                                     1997           1996          1995           1994           1993
                                                 ------------   ------------  ------------   ------------   ------------
                                                              (Dollars in thousands, except per-share data)
SUMMARY OF INCOME
-----------------
Interest income.............................     $    319,628   $    294,849  $    276,144   $    231,325   $    218,591
Interest expense............................          137,018        125,177       119,130         86,341         85,575
                                                 ------------   ------------  ------------   ------------   ------------
Net interest income.........................          182,610        169,672       157,014        144,984        133,016
Provision for loan losses...................            7,742          5,561         3,998          3,074          6,311
Other income................................           41,055         34,983        31,691         28,018         31,508
Other expenses..............................          122,293        119,883       112,878        105,616        102,101
                                                 ------------   ------------  ------------   ------------   ------------
Income before income taxes..................           93,630         79,211        71,829         64,312         56,112
Income taxes................................           28,431         23,464        20,217         17,747         14,310
                                                 ------------   ------------  ------------   ------------   ------------
Income before cumulative effect of changes
     in accounting principles...............           65,199         55,747        51,612         46,565         41,802
Cumulative effect of changes
     in accounting principles...............                -              -           -              -           (3,457)
                                                 ------------   ------------  ------------   ------------   ------------
Net income..................................     $     65,199   $     55,747  $     51,612   $     46,565   $     38,345
                                                 ============   ============  ============   ============   ============

PER-SHARE DATA (1)
------------------
Income before cumulative effect of changes
     in accounting principles (basic).......     $      1.61    $      1.38   $      1.28    $      1.16    $      1.05
Income before cumulative effect of changes
     in accounting principles (diluted).....     $      1.60    $      1.37   $      1.27    $      1.15    $      1.05
Net income (basic)..........................            1.61           1.38          1.28           1.16           0.96
Net income (diluted)........................            1.60           1.37          1.27           1.15           0.96
Cash dividends..............................            0.669          0.594         0.502          0.444          0.405

PERIOD-END BALANCES
-------------------
Total assets................................     $  4,460,823   $  4,111,323    $3,851,897     $3,645,453     $3,239,002
Net loans...................................        3,260,606      2,982,275     2,681,428      2,517,597      2,088,122
Deposits....................................        3,621,569      3,367,954     3,217,206      3,007,183      2,748,828
Long-term debt..............................           47,695         51,560        37,689         30,283         16,051
Shareholders' equity........................          475,294        419,557       386,266        348,972        325,581

AVERAGE BALANCES
----------------
Average shareholders' equity................     $    441,953   $    401,072  $    366,388   $    336,312   $    303,827
Average total assets........................        4,250,910      3,960,409     3,706,137      3,385,613      3,165,658


(1) Adjusted for stock dividends and stock splits.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

         This discussion concerns Fulton Financial Corporation (the Corporation), a bank holding company incorporated under the laws of the Commonwealth of Pennsylvania in 1982, and its wholly-owned subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and other financial information presented in this report.

         The Corporation has made, and may continue to make, certain forward-looking statements with respect to market risk, expenses, the effect of competition on net interest margin and net interest income, investment strategy and income growth, deposit growth and other financial business matters for future periods. The Corporation cautions that these forward-looking statements are subject to various assumptions, risks and uncertainties. Because of the possibility of change in the underlying assumptions, actual results could differ materially from forward-looking statements.

         In addition to the factors identified herein, the following could cause actual results to differ materially from such forward looking statements: pricing pressures on loan and deposit products, actions of bank and nonbank competitors, changes in local and national economic conditions, changes in regulatory requirements, actions of the Federal Reserve Board, the Corporation's success in merger and acquisition integration and customers' acceptance of the Corporation's products and services.

         The Corporation's forward-looking statements are relevant only as of the date on which such statements are made. By making any forward-looking statements, the Corporation assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

MERGER ACTIVITY
---------------

         In recent years, the Corporation has engaged in the strategic acquisition of banks with similar operating philosophies located in desirable suburban or rural markets. This external growth strategy, balanced with the growth of the Corporation's existing franchise, is intended to increase the value of the Corporation to customers, employees and shareholders.

         The Peoples Bank of Elkton - On August 31, 1997, the Corporation completed its acquisition of The Peoples Bank of Elkton (Elkton) of Elkton, Maryland. As provided under the terms of the merger agreement, Elkton became a wholly-owned subsidiary of the Corporation and each of the outstanding shares of the common stock of Elkton was converted into 4.158 shares of the Corporation's common stock. The Corporation issued 959,000 shares of its common stock in connection with the merger. Elkton, with approximately $99 million in assets as of December 31, 1997, operates two branch offices in Cecil County, Maryland. As a result of the merger, Elkton became the Corporation's second banking subsidiary in Maryland and eleventh overall.

         The Woodstown National Bank & Trust Company - On February 28, 1997, the Corporation completed its acquisition of The Woodstown National Bank & Trust Company (Woodstown) of Woodstown, New Jersey. As provided under the terms of the merger agreement, Woodstown became a wholly-owned subsidiary of the Corporation and each of the outstanding shares of Woodstown common stock was converted into
1.76 shares of the Corporation's common stock. The Corporation issued 3.2 million shares of its common stock in connection with the merger. Woodstown, with approximately $267 million in total assets as of December 31, 1997, operates seven branch offices in Salem and Gloucester Counties. As a result of the merger, Woodstown became the Corporation's second banking subsidiary in New Jersey and tenth overall.

         Gloucester County Bankshares, Inc. - On February 29, 1996, the Corporation completed its acquisition of Gloucester County Bankshares, Inc. (Gloucester) of Woodbury, New Jersey. As provided under the terms of the merger agreement, Gloucester was merged with and into the Corporation and each of the outstanding shares of the common stock of Gloucester was converted into 1.91 shares of the Corporation's common stock. The Corporation issued 2.0 million shares of its common stock in connection with the merger. Through this transaction, the Corporation acquired ownership of The Bank of Gloucester County, its first banking subsidiary in New Jersey. The Bank of Gloucester County, with approximately $277 million in assets as of December 31, 1997, operates eight branch offices in Gloucester County, New Jersey.

         The acquisitions of Elkton, Woodstown and Gloucester were accounted for as poolings of interests and all financial statements and financial information contained herein have been restated to include the accounts and results of operations of these companies for all periods presented

         Keystone Heritage Group, Inc. - On August 15, 1997, the Corporation entered into a merger agreement to acquire Keystone Heritage Group, Inc. (Keystone Heritage) of Lebanon, Pennsylvania. Keystone Heritage is a $650 million bank holding company whose sole banking subsidiary is Lebanon Valley National Bank (Lebanon Valley), which has 24 community banking offices in Lebanon, Lancaster, Dauphin, Berks and Schuylkill Counties.

         Under the terms of the merger agreement, each of the approximately 4.0 million shares of Keystone Heritage's common stock will be exchanged for 1.83 shares of the Corporation's common stock. In addition, each of the 84,000 options to acquire Keystone Heritage stock will be converted to options to purchase the Corporation's stock. The transaction is expected to be completed in the first quarter of 1998 and will be accounted for as a pooling of interests. As a result of the acquisition, Keystone Heritage will be merged into the Corporation and Lebanon Valley will be combined with Farmers Trust Bank, one of the Corporation's existing affiliate banks, to become Lebanon Valley Farmers Bank. Concurrently with the merger, deposits, loans and branches located in Lancaster and Dauphin Counties will be transferred to Fulton Bank.

         Ambassador Bank of the Commonwealth. - On January 26, 1998, the Corporation entered into a merger agreement to acquire Ambassador Bank of the Commonwealth (Ambassador) of Allentown, Pennsylvania. Ambassador is a $275 million bank, which operates eight community banking offices in Lehigh and Northampton counties.

         Under the terms of the merger agreement, each of the 1.9 million shares of Ambassador's common stock will be exchanged for 1.12 shares of the Corporation's common stock. In addition, the 417,000 options and warrants to acquire Ambassador stock will be exchanged for approximately 327,000 shares of the Corporation's common stock. The acquisition is subject to approval by bank regulatory authorities and Ambassador shareholders. The transaction is expected to be completed in the third quarter of 1998 and will be accounted for as a pooling of interests. As a result of the acquisition, Ambassador will be merged with and into Lafayette Bank, one of the Corporation's existing affiliate banks.


RESULTS OF OPERATIONS
---------------------

Overview

         The Corporation's net income for 1997 was a record $65.2 million or $1.61 per share (basic). This compares to 1996 net income of $55.7 million or $1.38 per share (basic) and 1995 net income of $51.6 million or $1.28 per share (basic).

         Over the past three years, the Corporation has generated steady earnings growth through its focus on core banking business, strategic acquisitions and controlling expenses. Net income as reported for 1997 was 17.0% higher than 1996, while 1996 net income was 8.0% higher than 1995. Reported net income includes certain unusual income and expense items which distort the earnings growth rate over the past three years. The following table adjusts net income for significant unusual items. The adjustments shown reflect the after-tax impact on income:

                                          1997          1996           1995
                                      ----------     ----------     ----------
                                (Dollars in thousands, except per-share amounts)

Net income (as reported) ......       $   65,199     $   55,747     $   51,612
Investment securities gains ...           (3,790)        (2,031)        (2,083)
SAIF charge ...................               --          1,634             --
                                      ----------     ----------     ----------
Adjusted income ...............       $   61,409     $   55,350     $   49,529
                                      ==========     ==========     ==========
% increase over prior year ....             10.9%          11.8%           9.6%
                                      ==========     ==========     ==========

Adjusted income per-share:

     Basic ....................       $     1.51     $     1.37     $     1.23

     % increase over prior year             10.2%          11.4%           8.8%
                                      ==========     ==========     ==========

     Diluted ..................       $     1.50     $     1.36     $     1.22

     % increase over prior year             10.3%          11.5%           8.9%
                                      ==========     ==========     ==========

         The SAIF charge in 1996 represents the Corporation's share of the industry-wide FDIC assessment to recapitalize the underfunded Savings Association Insurance Fund (SAIF). The table also adjusts for investment security gains to remove the impact of varying levels of gains. However, as discussed in the "Other Income" section, the Corporation does have a history of recurring income from investment security gains.

         The table illustrates the steady core earnings growth that the Corporation has realized over the past three years. The Corporation also continued to achieve strong returns on average assets (ROA) and average shareholders' equity (ROE) over the period. ROA was 1.53% in 1997 compared to 1.41% in 1996 and 1.39% in 1995. ROE increased in 1997 to 14.75% from 13.90% in
1996 and 14.09% in 1995.

Net Interest Income

         Net interest income is the most significant component of net income. The ability to manage net interest income over a variety of interest rate environments is critical to the success of a banking entity. As with overall net income, the Corporation has demonstrated consistent growth in net interest income over the past three years. In addition, the Corporation was able to maintain a stable net interest margin (fully taxable equivalent) over the period: 4.72% in both 1997 and 1996 and 4.71% in 1995. The Corporation's net interest margin has historically placed it in the top third of its self-defined peer group.

         During 1997, net interest income increased 7.6% to $182.6 million compared to increases of 8.1% and 8.3% during 1996 and 1995, respectively. The "Comparative Average Balance Sheets and Net Interest Income Analysis" on page 19 and the "Rate/Volume Table" on page 20 summarize the components of net interest income and illustrate increases as a result of changes in interest rates versus growth in assets and liabilities. In general, the increases in net interest income in both 1997 and 1996 were a result of balance sheet growth.

         Interest income increased $24.8 million or 8.4% from $294.8 million in 1996 to $319.6 million in 1997. This increase reflects the growth in average interest-earning assets, which increased $273.9 million or 7.4% during 1997, after increasing $244.6 million or 7.1% during 1996 and $297.7 million or 9.5% during 1995. The majority of this growth in interest-earning assets was in loans. Average loans increased $309.5 million (10.8%), $241.7 million (9.3%) and $345.6 million (15.2%) during 1997, 1996 and 1995, respectively. In recent years, consumer and commercial lending have driven this growth.

         Average annual yields on interest-earning assets over the past three years have remained fairly stable (8.09% in 1997, 8.02% in 1996 and 8.04% in 1995) and have had little impact on overall interest income. In March, 1997 the Federal Reserve Board raised short-term interest rates by 25 basis points. As a result, the Corporation's affiliate banks raised their prime lending rates from 8.25% to 8.50% and the average prime rate increased to 8.44% in 1997 from 8.27% in 1996. This prime rate increase contributed to the 7 basis point increase in the Corporation's overall yield in 1997. The 1997 yield on the Corporation's loans, however, actually declined by 5 basis points to 8.59%. This decrease was due to: a) increased competition caused more aggressive pricing of certain new loans; and b) the mix of the Corporation's loan portfolio to a larger percentage of consumer loans and fixed rate loans reduced the percentage of floating rate loans which are affected by short-term rate fluctuations.

         Offsetting the decrease in the loan yield was an increase in yields on investments, primarily taxable investment securities. This was a result of the Corporation shifting its investment focus from U.S. Treasury and agency issues to mortgage-backed securities. In general, funds from maturing investments were reinvested in mortgage-backed securities to achieve a higher return with only moderate increases in credit risk. As a result, yields on the portfolio steadily improved.

         Interest expense increased $11.8 million or 9.5% in 1997, reflecting the growth in interest-bearing liabilities. Interest-bearing liabilities increased $193.2 million or 6.4% during 1997, after increasing $179.6 million or 6.3% during 1996 and $241.3 million or 9.3% during 1995. Average interest-bearing deposits provided much of this growth, increasing $161.4 million (5.7%), $130.5 million (4.9%) and $241.2 million (9.9%) during 1997,
1996 and 1995, respectively.

         As with interest-earning assets, changes in the cost of interest-bearing liabilities had a lesser impact on interest expense than changes in volume. The average annual cost of funds was 4.27% in 1997, 4.15% in 1996 and 4.20% in 1995. The cost of funds, however, did rise faster than the yield on interest-earning assets in 1997 as a result of the growth of the Corporation's time deposits as a percentage of total deposits.

Provision for Loan Losses

         The provision for loan losses for 1997 totaled $7.7 million, compared to the 1996 and 1995 provisions of $5.6 million and $4.0 million, respectively. The $2.2 million increase in the provision in 1997 was a result of loan growth and a higher rate of net charge-offs experienced during the year. Net charge-offs as a percentage of average loans outstanding were 0.17% in 1997, 0.07% in 1996 and 0.12% in 1995. The increase in charge-offs in 1997 was due to certain large accounts at newly acquired affiliate banks as well as an increase in charge-offs on the Corporation's consumer loan portfolio. Despite this increase, however, the Corporation's low charge-off levels continued to rank it among the best in its peer group.

         Nonperforming assets (including accruing loans greater than 90 days past due) as of December 31, 1997 were $26.0 million. This was a $1.6 million or 6.6% increase over the December 31, 1996 total of $24.4 million. This increase was due to the growth in the loan portfolio during 1997.

         Nonperforming assets as a percentage of total assets decreased to 0.58% at the end of 1997 as compared to 0.59% at the end of 1996. At December 31, 1997, the allowance for loan losses as a percentage of loans (net of unearned income) stood at 1.43%, as compared to 1.48% and 1.51% at December 31, 1996 and 1995, respectively. As a percentage of total nonperforming loans, the allowance was 190%, 201% and 170% at December 31, 1997, 1996 and 1995, respectively. The detail of non-performing assets as of December 31, and net charge-offs by loan type for 1997 and 1996 follows:


                                   Nonperforming Assets       Net Charge-Offs
                                  ----------------------  -----------------------
                                     1997        1996        1997        1996
                                  ---------   ----------  ---------   -----------
                                                  (in thousands)
Real Estate Loans .............   $  15,107   $  13,555   $     896   $     (80)
Commercial &
     Industrial Loans .........       4,850       5,220       1,607         425
Consumer Loans ................       4,848       3,463       3,008       1,558

Other Real Estate Owned .......       1,177       2,134          --          --
                                  ----------  ----------  ----------  ----------

Total .........................   $  25,982   $  24,372   $   5,511   $   1,903
                                  ==========  ==========  ==========  ==========


         Nonperforming assets include all loans 90 days or more past due as to principal or interest, nonaccrual loans and other real estate owned. The majority of the nonperforming real estate loans were residential real estate loans which, in the opinion of management, are adequately secured.

         Management considers various factors in assessing the adequacy of the allowance for loan losses and determining the provision for the period. Among these are the mix and risk characteristics of loan types in the portfolio, charge-off history, risk classification of significant credits, adequacy of collateral, the amount of the allowance that is not specifically allocated to individual loans, and the balance of the allowance relative to total and nonperforming loans. In management's opinion, based on its consideration of these factors, the allowance for loan losses of $47.2 million at December 31, 1997 is adequate.

Other Income

         Noninterest income was $41.1 million for 1997. This represents an increase of $6.1 million or 17.4% over the 1996 total of $35.0 million, which, in turn, was 10.4% higher than the 1995 total of $31.7 million. Excluding the impact of higher security gains in 1997, other income increased $3.4 million or 10.6%. Almost all noninterest income categories increased during 1997, mainly as a result of the Corporation's growth.

         Investment management and trust services income reached a record level of $9.0 million in 1997, an increase of $1.1 million or 14.6%, following a 1996 increase of $437,000 or 5.9%. The growth during 1997 and 1996 was due to increased marketing of traditional trust services as well as the continued success of several new investment management products. The customized Cash Reserve Investment Management product continued to grow as an important vehicle for companies, municipalities, and not-for-profit institutions looking to enhance the short-term return on their invested funds. Likewise, Private Banking, which integrates personalized investment portfolio management with traditional commercial bank deposit and loan services, continued to attract new clients. In 1997, the Corporation also introduced Investment Brokerage Services. An expanded, full-service 401(k) program was introduced toward the end of 1995 which contributed to trust revenue growth during 1996.

         Service charges on deposit accounts increased $1.6 million or 11.6% during 1997, after increasing $2.4 million or 20.2% in 1996. The increase in 1997 was due to changes in fee structures on some of the Corporation's deposit products and services, as well as growth in fee-based deposits. The 1996 increase was generated by the introduction of foreign ATM charges. The Corporation uses a product review and development process through which all products and services provided by the Corporation's subsidiary banks are reviewed on a rotating basis. This review allows the Corporation to formally assess product features and pricing in comparison to its competitors.

         Other service charges and fees increased $444,000 or 5.2% during 1997 after increasing $460,000, or 5.6% in 1996. The increases in both 1997 and 1996 were a result of growth.

         Investment security gains increased $2.7 million or 86.7% to $5.8 million in 1997. The majority of the gains realized during 1997, $5.7 million, were generated from the sale of equity securities. Management monitors the Corporation's available for sale securities and makes periodic sale and investment decisions based on current and expected market conditions. During the past three years, certain investments were sold as a result of management's assessment of market conditions. The increase in 1997 was due to the strong performance of the equity markets, which made realizing certain gains appropriate.

Other Expenses

          Noninterest expenses for 1997 increased $2.4 million or 2.0% to $122.3 million, from the 1996 total of $119.9 million, after increasing $7.0 million or 6.2% during 1996. Excluding the pre-tax impact of the one-time SAIF assessment of $2.5 million recorded in 1996, other expenses increased $4.9 million or 4.2% in 1997 and $4.5 million or 4.0% in 1996. The Corporation's efficiency ratio, which is the ratio of noninterest expenses to fully taxable equivalent revenues (excluding investment securities gains), improved from 57.1% in 1996 (excluding the impact of the SAIF assessment) to 55.2% in 1997. This improvement illustrates the Corporation's success in controlling expenses.

         Salaries and employee benefits expense, which accounts for the largest portion of other expenses, increased $3.7 million or 6.0% during 1997 as compared to an increase of $2.5 million or 4.2% in 1996. The salary portion of the increase in 1997 was $2.6 million or 5.7%, which exceeded the Corporation's average merit increase budget of 4%. The increase in excess of budget was due to an increase in the total number of employees. The average number of full-time equivalent employees in 1997 rose to 1,907 from 1,873 in 1996, resulting in an increase in cost of approximately $850,000.

         The salaries component of the 1996 increase was $1.5 million or 3.4%. This lower increase rate is reflected in a stable employee base, with average full-time equivalent employees of 1,873 in both 1996 and 1995. The Corporation manages its staffing levels to function at the highest level of efficiency while maintaining quality customer service.

         Employee benefits increased $1.1 million or 7.0% in 1997 and $940,000 or 6.6% in 1996. The 1997 increase was due to establishing a $300,000 accrual for certain post-employment benefits. Excluding this accrual, benefits increased only 5.0%.

         Despite the overall cost increases, the Corporation has seen improvement in salaries and benefits expense measures. The salaries and benefits efficiency ratio improved from 29.9% in 1996 to 29.4% in 1997 and salaries and benefits to average assets improved from 1.55% in 1996 to 1.53% in 1997.

         Net occupancy expense increased $485,000 or 4.9% during 1997, compared to an increase of $544,000 or 5.8% in 1996. Equipment expense increased $937,000 or 14.9% in 1997, after increasing $476,000 or 8.2% in 1996. The increases in occupancy and equipment expenses reflect the growth in the Corporation's branch network and investment in necessary technology initiatives. The increase in equipment expense in 1997 was due, in part, to the roll-out of Fulton Bank's check-imaging product, which became available to customers in the latter part of 1997.

         Investments in technology have been carefully balanced with the Corporation's commitment to its branch network, which continues to be the customers' preferred delivery channel in the Corporation's markets. The

Corporation will continue to face the challenge of developing and offering modern conveniences to customers while maintaining its community and branch banking focus.

         Expenses incurred to address the Year 2000 computer problem have been, and are expected to be, immaterial to the Corporation. The significant loans and deposits data processing functions of the Corporation are outsourced to an independent third party, which is in the process of ensuring that the Corporation's systems will be Year 2000 compliant. The costs associated with this process will be absorbed by the service provider. The Corporation, however, does recognize the business risks posed by the Year 2000 and has been working closely with the third party to address its specific needs.

         The Corporation would incur expenses to replace, modify or upgrade other computer hardware and software that it employs in the normal course of its business. Such equipment and software includes items processing readers/sorters, branch terminals and networks, other personal computers and networks, security systems, and certain other processing systems. Based on its review of this equipment and software, the Corporation has determined that the costs to be incurred will be immaterial.

         FDIC assessment expense decreased $2.6 million or 79.1% in 1997 after decreasing $553,000 or 14.6% in 1996. The decrease in 1997 was due to the one-time SAIF assessment of $2.5 million recorded in 1996. The $675,000 expense for 1997 was based on an assessment rate of 0.0644% on the Corporation's approximately $400 million of SAIF-insured deposits and 0.0129% for Bank-insurance fund (BIF) deposits, which represent all other deposits. These rates will be in effect for the next two years. FDIC expense will increase in the future as the Corporation's deposits grow.

         From January 1, 1996 through September 30, 1996, the rate on the Corporation's BIF-insured deposits was reduced to zero, with a requirement for a minimum premium of $2,000 per institution. The savings from this rate reduction, which approximated $2.8 million in 1996, were offset by the one-time assessment on SAIF-insured deposits. On September 30, 1996, legislation was enacted to adequately fund the SAIF, which remained undercapitalized as a result of the savings and loan crisis in the late 1980s. The legislation called for a one-time assessment on SAIF-insured deposits. As a result of this special one-time assessment, the SAIF became fully funded, and the new insurance rates noted above were implemented.

         Special services expense, which represents the cost of data processing, increased $203,000 or 3.0% during 1997 after increasing $1.0 million or 18.1% in 1996. The Corporation has generally been able to control this cost by maintaining common systems for all subsidiaries under a corporate contract. The 1997 and 1996 increases are due to growth in trust operations and loans, resulting in larger transaction volumes and costs.

         Other expenses decreased $365,000 or 1.1% during 1997 after increasing $3.0 million or 10.5% during 1996. Expenses in this category include stationery and supplies, postage, audits, telecommunications, Pennsylvania shares tax, advertising, insurance, legal fees and goodwill amortization. The decrease in 1997 was due mainly to fewer operating risk losses (decrease of $694,000 or 51.5%) and a decrease in the cost of the Corporate-owned life insurance plan due to a change in the underlying contracts (decrease in expense of $708,000 or 400%). These decreases were offset by increases in state taxes ($603,000 or 32.7%); telephone expense (244,000 or 11.7% increase); and advertising (224,000 or 6.2% increase).

Income Taxes

         Income tax expense continued to increase both in absolute dollars and as a percentage of pretax income. The effective tax rate was 30.4% in 1997 compared to 29.6% and 28.1% in 1996 and 1995, respectively. The increase in the effective tax rate reflects the reduction in the beneficial effect of tax-exempt income as the Corporation's investments in tax-free securities continued to decline. The Corporation continued to invest in low and moderate income housing partnerships which generate federal income tax credits. Net credits earned from these investments totaled $2.3 million, $2.5 million and $1.8 million in 1997, 1996 and 1995, respectively.

FULTON FINANCIAL CORPORATION
AVERAGE CONSOLIDATED BALANCE SHEETS

                                                                                              Month Ended December 31
                                                                             -----------------------------------------------------
                                                                                  1997               1996               1995
                                                                             -------------    ------------------    --------------
ASSETS                                                                                        (in thousands)
------
Cash and due from banks ..........................................          $   164,812           $   153,856       $   156,149
Interest-bearing deposits with other banks .......................                1,040                 2,059             4,302
Federal funds sold ...............................................                1,548                 9,307            18,297
Investment securities ............................................              847,297               782,781           807,997
Loans, including loans held for sale .............................            3,289,577             3,015,231         2,702,689
Less: Allowance for loan losses ..................................              (47,273)              (45,140)          (41,071)
                                                                            -----------           -----------       -----------
         Net Loans ...............................................            3,242,304             2,970,091         2,661,618
                                                                            -----------           -----------       -----------
Premises and equipment ...........................................               61,504                57,250            51,810
Other assets .....................................................              108,558               109,798           105,668
                                                                            -----------           -----------       -----------
         Total Assets ............................................          $ 4,427,063           $ 4,085,142       $ 3,805,841
                                                                            ===========           ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
  Noninterest-bearing ............................................          $   535,729           $   507,319       $   453,826
  Interest-bearing ...............................................            3,071,803             2,816,705         2,737,062
                                                                            -----------           -----------       -----------
         Total Deposits ..........................................            3,607,532             3,324,024         3,190,888
                                                                            -----------           -----------       -----------
Short-term borrowings ............................................              224,128               233,570           118,094
Long-term debt ...................................................               47,776                42,667            37,692
Other liabilities ................................................               81,511                68,324            75,126
                                                                            -----------           -----------       -----------
         Total Liabilities .......................................            3,960,947             3,668,585         3,421,800
                                                                            -----------           -----------       -----------
         Total Shareholders' Equity ..............................              466,116               416,557           384,041
                                                                            -----------           -----------       -----------
         Total Liabilities and Shareholders' Equity ..............          $ 4,427,063           $ 4,085,142       $ 3,805,841
                                                                            ===========           ===========       ===========

FINANCIAL CONDITION
-------------------

         The Corporation functions as a financial intermediary and its financial condition is analyzed in terms of its sources and uses of funds. The table on page 23 highlights the trends in the balance sheet over the past two years. Because annual averages tend to conceal trends and ending balances can be distorted by one-day fluctuations, the December monthly averages for each of the last three years are provided to give a better indication of trends in the balance sheet. All references within the discussion that follows are to these December average balances unless specifically noted otherwise.

         The Corporation's assets continued to grow during 1997, reaching $4.4 billion, an increase of $341.9 million or 8.4% as compared to 1996. The 1997 increase was due to strong loan demand throughout the Corporation's markets that resulted in loan growth of approximately $274.3 million or 9.1% for the year. This loan growth was funded primarily through an increase in deposits.

Loans

         Loans outstanding (net of unearned income) increased $274.3 million or 9.1% for 1997, compared to a 1996 increase of $312.5 million or 11.6%.

         Commercial loans and commercial mortgages increased $134.2 million or 11.9% in 1997, reflecting the strength of the local economy. The increase in 1997 was evident primarily in fixed rate categories, as customers locked in the relatively low rates in effect throughout the period. Fixed rate commercial mortgages increased $67.7 million or 17.5% and fixed rate commercial loans increased $32.6 million or 23.8%.

         Demand for consumer credit also provided a significant share of loan growth during 1997, with such loans increasing $102.7 million or 11.0%. This increase was largely due to the Corporation continuing to expand its indirect lending operations. This expansion, coupled with strong demand for automobiles, resulted in an installment loan increase of approximately $74.6 million or 10.8%. Also contributing to the increase in consumer loans were student loans (increase of $8.3 million or 13.7%), and leasing (increase of $11.5 million or 37.9%).

         The Corporation engages in the origination and sale of conforming fixed-rate residential mortgage loans primarily to the Federal National Mortgage Association (FNMA). In general, fixed rate mortgages are underwritten to salable criteria and are sold to FNMA through forward sales commitments to limit risk. The Corporation generally retains servicing rights for such loans and receives a standard servicing fee of 25 basis points on the outstanding principal. In 1997 and 1996, the Corporation originated approximately $87.2 million and $78.9 million, respectively, of such loans for sale into the secondary market. At December 31, 1997, the Corporation had servicing rights on approximately $520.1 million of sold mortgage loans. As a result of its secondary market activity, residential mortgage loans outstanding increased only $23.0 million or 2.7% in 1997. The majority of this increase was in adjustable rate mortgages.

Investment Securities

         Investment securities increased $64.5 million or 8.2% during 1997, compared to a decrease of $25.2 million or 3.1% during 1996. In general, the 1997 increase resulted from strong deposit growth, while maturing investments were used to fund loan growth during 1996.

         In 1997, the Corporation continued two shifts in its investment strategy. One of these was the classification of almost all new purchases as available for sale rather than held to maturity to increase flexibility in managing the Corporation's funding needs (see further discussion below). The second was in investing in mortgage-backed securities (MBS) rather than U.S. Treasury securities. At December 31, 1997, MBS investments had an amortized cost of $486.1 million, a $140.4 million or 40.6% increase over 1996. Conversely, U.
S. Treasuries decreased $119.1 million or 49.0% to $124.2 million. Investments in MBS have become more attractive to the Corporation due to their higher yields, with little increase in relative risk.

         The Corporation's investment in equity securities was $60.2 million (amortized cost basis) at December 31, 1997, of which approximately $16.0 million represented holdings of stock issued by the Federal Home Loan Bank
(FHLB). As of December 31, 1997, all subsidiary banks were members of the FHLB and therefore eligible for its funding programs. The Corporation continued to follow an equity securities investment strategy of seeking and maintaining long-term investment positions in regional financial institutions which, in management's view, represent solid investment value. At December 31,1997, the Corporation's equity portfolio had unrealized gains of $38.7 million, which increased the overall investment balance, but used no additional funds.

         Investments in tax-exempt municipal securities decreased to $38.9 million at December 31, 1997 from $58.2 million in 1996. This continued decrease reflects the effect of the Tax Reform Act of 1986, which sharply reduced the tax benefit of the majority of tax-exempt securities acquired subsequent to its passage and thus reduced the Corporation's incentive to invest in them.

         Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires that all investment securities be classified as either (i) held to maturity, (ii) available for sale, or (iii) a trading security. The Corporation possesses both the intent, subject to credit impairment, and ability to hold debt security in its investment portfolio to maturity. Management does, however, recognize the portfolio to be an important potential source of liquidity. Therefore at December 31, 1997, $496.6 million or 65.9% (amortized cost basis) of all debt securities were classified as available for sale. This compares to $287.0 million or 40.1% classified as available for sale at December 31, 1996.

         At December 31, 1997, securities available for sale had an estimated fair value of $597.4 million and an amortized cost of $556.8 million, compared to an estimated fair value of $349.1 million and an amortized cost of $334.6 million at December 31, 1996. The increase in the aggregate unrealized appreciation is primarily a result of the favorable performance of the Corporation's equity portfolio, offset by the gains realized during 1997.

         At December 31, 1997, securities held to maturity had an estimated fair value of $257.5 million, $391,000 above their amortized cost, compared to an estimated fair value of $428.9 million, or $240,000 below their amortized cost at December 31, 1996.

         Short-term investments, which include Federal funds sold, money market investments and interest-bearing deposits with other banks, have decreased over the past several years in order to fund loan growth. Short-term investments decreased $8.8 million during 1997 after decreasing $11.2 million during 1996.

Other Assets

         Noninterest earning assets increased $3.0 million or 1.8% in 1997 after increasing $9.6 million or 6.1% in 1996. The increases in both years were due mainly to new expenditures for premises and equipment

         Capital expenditures on premises and equipment totaled $10.8 million during 1997, compared to $12.1 million and $7.7 million during 1996 and 1995, respectively. Capital expenditures were made for branches and improvements, as well as investments in technology to strengthen the Corporation's competitive position in its markets.

         During 1997, the Corporation continued its participation in affordable housing and community development projects through investments in partnerships. Equity commitments totaling $7.3 million were made to six new projects. The Corporation made its initial investment of this type during 1989 and is now involved in 29 projects, all located in the various communities served by its subsidiary banks. The carrying value of such investments was approximately $25.6 million at December 31, 1997. With these investments, the Corporation not only improves the quantity and quality of available housing for low and moderate income individuals in its service area in support of its subsidiary bank's Community Reinvestment Act compliance effort, but also becomes eligible for tax credits under federal and, in some instances, state programs.

Deposits

         The Corporation has historically been able to rely on deposit growth as a relatively low-cost funding source for loans. In recent years, increased competition from other financial services providers has made attracting deposits more difficult. In 1997, deposit growth was strong, with a $283.5 million or 8.5% increase, which was sufficient to support the loan growth of $274.3 million. In 1996, however, deposits increased only $133.1 million or 4.2%, as compared to loan growth of $312.5 million. The Corporation used higher-cost borrowings as an alternative funding source.

         Management believes that its community banking focus and merger strategy will result in lower-cost deposits continuing to be its primary funding source over the long term. However, the occasional use of borrowings for additional funds may be necessary at times. The use of borrowings in recent years has not had a detrimental impact on the Corporation's net interest margin (4.72% in 1997 and 1996 and 4.71% in 1995), and management believes that there will be no material adverse impact on the net interest margin in the near future.

         Despite the overall increase in deposits in 1997, there was a shift in the composition. Core deposits, including non-interest bearing deposits and interest-bearing NOW, checking and savings accounts increased $40.8 million or 2.3%. Time deposits (certificates and IRA's) increased $242.7 million or 15.3%. As a result, core deposits accounted for 49.2% of total deposits at December 31, 1997 as compared to 52.2% a year ago.

         Total interest-bearing deposits grew $255.1 million or 9.1% in 1997 compared to growth of $79.6 million or 2.9% in 1996. A large portion of this increase was realized in short-term certificates of deposit, those with initial maturities of less than two years, which increased $139.1 million or 18.3% in 1997. The Corporation has been much more successful attracting deposits with shorter terms, indicating a preference by customers to maintain liquidity in their accounts.

         Noninterest-bearing demand deposit accounts increased during 1997 and 1996, growing $28.4 million or 5.6% and $53.5 million or 11.8%, respectively. In the future, the Corporation must continue to focus on retaining time deposits and generating additional core deposit relationships.

Borrowings

         Short-term borrowings, consisting of Federal funds purchased, securities sold under agreements to repurchase (repurchase agreements), and treasury, tax and loan notes, decreased $9.4 million or 4.0% in 1997 after increasing $115.5 million or 97.8% in 1996. As noted above, the decrease in 1997 was a result of strong deposit growth while the increase in 1996 was necessary to fund new loans.

         Long-term debt increased $5.1 million or 12.0% during 1997 after increasing $5.0 million or 13.2% during 1996. During 1997 and 1996, the Corporation took advantage of certain FHLB funding programs. FHLB advances represent the majority of the long-term debt balances.

Shareholders' Equity

         Shareholders' equity continued to be an important funding source, with a 1997 balance of $466.1 million, an increase of $49.6 million or 11.9% from $416.6 million in 1996. In spite of increasing dividends, the Corporation maintained a strong rate of internal capital generation (net income less dividends paid divided by beginning equity). This internal capital growth was 9.1% in 1997 and 8.2% 1996. Growth in capital is dependent upon strong earnings and a prudent dividend policy, represented by payout ratios of 41.6% for 1997 and 43.0% for 1996.

         In March, 1997, the Board of Directors approved a plan to repurchase up to 80,000 shares of the Corporation's common stock through March, 1998. The stock to be repurchased is to be used for various purposes, including the Corporation's Incentive Stock Option Plan, Employee Stock Purchase Plan and Profit Sharing Plan. During 1997, a total of 42,000 shares were repurchased under this plan at a total cost of $1.2 million. All of these shares were held in treasury at December 31, 1997.

         The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation's financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of December 31, 1997, the Corporation and each of its subsidiaries met the minimum capital requirements. In addition, the Corporation and each of its subsidiaries' capital ratios exceeded the amounts required to be considered "well-capitalized" as defined in the regulations.

         The Corporation's total and Tier I risk-based capital ratios have generally placed the Corporation near the middle of its self-defined peer group over the past year. The Corporation's ratio of Tier 1 capital to average assets, however, has generally placed it in the top quartile in comparison to its peers.

MARKET RISK
-----------

         The types of market risk exposures generally faced by banking entities include interest rate risk, equity market price risk, foreign currency risk and commodity price risk. Due to the nature of its operations, only equity market price risk and interest rate risk are significant to the Corporation.

Equity Market Price Risk:
         Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation's equity investments consist of common stocks of publicly traded financial institutions (cost basis of approximately $44.2 million) and U.S. Government and agency stock (cost basis of approximately $16.0 million). The Corporation's equity investments had a total estimated fair value of $98.9 million at December 31, 1997. The $38.7 million unrealized gain is attributable to the financial institutions stock.

         Although the book value of equity investments accounted for only 1.4% of the Corporation's total assets, the unrealized gains on the portfolio represent a potential source of revenue. The Corporation has a history of periodically realizing gains from this portfolio and, if values were to decline significantly, this revenue source could be lost.

         The Corporation manages its equity market price risk by investing only in regional financial institutions. Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the companies. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation's equity securities are classified as trading. Future cash flows from these investments are not provided here since none of them have maturity dates.

Interest Rate Risk:
         Interest rate risk creates exposure in two primary areas. First of all, changes in rates have an impact on the Corporation's liquidity position and could affect its ability to meet obligations and continue to grow. Secondly, movements in interest rates can create fluctuations in the Corporation's net income.

         The Corporation employs various management techniques to minimize its exposure to interest rate risk. An Asset/Liability Management Committee (ALCO), consisting of key financial and Senior Management personnel, meets on a weekly basis. This committee's primary responsibility is to address the liquidity and net income risks noted above.

         The goals of the Corporation's asset/liability management function are to ensure adequate liquidity and to maintain an appropriate balance between the relative rate sensitivity of interest-earning assets and interest-bearing liabilities. The Corporation must maintain a sufficient level of liquid assets to meet the ongoing cash flow requirements of customers, who, as depositors, may want to withdraw funds or who, as borrowers, need credit availability.

         Liquidity sources are found on both sides of the balance sheet. Liquidity is provided on a continuous basis through scheduled and unscheduled principal reductions and interest payments on outstanding loans and investments. Liquidity is also provided through the availability of deposits and borrowings.

         At December 31, 1997, liquid assets (defined as cash and due from banks, short-term investments, securities available for sale, and non-mortgage-backed securities held to maturity due in one year or less) totaled $804.1 million or 18.0% of total assets. This represents an increase from the December 31, 1996 total of $628.8 million or 15.3% of total assets. Liquidity is also provided by non-mortgage-backed securities held to maturity due from one to five years, which totaled $28.7 million and $89.6 million at December 31, 1997 and 1996, respectively. Principal payments received on the held to maturity mortgage-backed securities portfolio also provide liquidity. The Corporation had $179.6 million of such mortgage-backed securities at December 31, 1997 and $241.8 million at December 31, 1996.

         The loan portfolio provides an additional source of liquidity due to the Corporation's ability to participate in the secondary mortgage market. Sales of residential mortgages into the secondary market of $87.5 million and $80.5 million in 1997 and 1996, respectively, provided the necessary funding which allowed the Corporation to meet the needs of its customers for new mortgage financing.

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

         Each of the Corporation's subsidiary banks are members of the Federal Home Loan Bank, which provides them access to FHLB overnight and term credit facilities. At December 31, 1997, the Corporation had $47.3 million in term advances from the FHLB with an additional $765 million of borrowing capacity (including both short-term funding on its lines of credit and long-term borrowings). This availability, along with Federal funds lines at various correspondent commercial banks, provides the Corporation with additional liquidity.

         The following table provides information about the Corporation's interest rate sensitive financial instruments. The table provides expected cash flows and weighted average rates for each significant interest rate sensitive financial instrument, by expected maturity period. None of the Corporation's financial instruments are classified as trading.

FULTON FINANCIAL CORPORATION
INTEREST RATE SENSITIVITY

(dollars in thousands)                                                  Expected Maturity Period

                                        ------------------------------------------------------------------------------------------

                                           1998            1999            2000           2001            2002           Beyond
                                        ----------      ----------      ----------     ----------      ----------     ------------
Fixed rate loans (1) ........           $  461,010      $  361,909      $  303,096     $  224,184      $  159,112     $    534,516
    Average rate ............                 8.31%           8.26%           8.19%          8.15%           8.21%            8.14%
Floating rate loans (2) .....              645,620          78,377          65,471         42,190          50,966          381,308
    Average rate ............                 7.17%           8.71%           8.64%          8.73%           8.81%            8.37%

Fixed rate investments (3) ..              196,291         136,340         105,780        117,227          86,901          105,891
    Average rate ............                 5.94%           6.00%           6.40%          6.12%           6.51%            6.87%
Floating rate investments (3)                   --             977              --             --              --            4,301
    Average rate ............                   --            6.46%             --             --              --             7.46%

Other interest-earning assets                1,042              --              --             --              --               --
    Average rate ............                 5.75%             --              --             --              --               --
                                        -------------------------------------------------------------------------------------------
Total .......................           $1,303,963       $ 577,603      $  474,347      $ 383,601      $  296,979        $1,026,016
    Average rate ............                 7.39%           7.78%           7.85%          7.59%           7.82%            8.09%
                                        -------------------------------------------------------------------------------------------

Fixed rate deposits (4) .....           $  945,007       $ 448,086      $  257,217      $  57,205      $   61,355        $   20,347
    Average rate ............                 5.31%           5.87%           6.11%          6.00%           6.01%            5.48%
Floating rate deposits (5) ..              543,262          67,955          43,032         43,032          43,032          541,024
    Average rate ............                 2.46%           1.60%           1.81%          1.81%           1.81%            1.86%

Fixed rate borrowings (6) ...               17,672           9,431          20,063             22              --               507
    Average rate ............                 5.84%           6.00%           6.21%          4.45%             --              5.16%
Floating rate borrowings (7)               236,762              --              --             --              --                --
    Average rate ............                 4.83%             --              --             --              --                --
                                        -------------------------------------------------------------------------------------------
Total .......................           $1,742,703      $  525,472      $  320,312      $ 100,259      $  104,387        $  561,878
    Average rate ............                 4.36%           5.32%           5.54%          4.20%           4.28%             1.99%
                                        --------------------------------------------------------------------------------------------



(dollars in thousands)
                                                Estimated
                                                   Fair
                                  Total           Value
-----------------------------  ------------     ----------
Fixed rate loans (1) ........  $2,043,827       $2,074,285
    Average rate ............        8.21%
Floating rate loans (2) .....   1,263,932        1,257,332
    Average rate ............        7.82%

Fixed rate investments (3) ..     748,430          750,798
    Average rate ............        6.24%
Floating rate investments (3)       5,278            5,278
    Average rate ............        7.46%            7.27%

Other interest-earning assets       1,042            1,042
    Average rate ............        5.75%
                               ---------------------------
Total .......................  $4,062,509       $4,088,735
    Average rate ............        7.72%
                               ---------------------------

Fixed rate deposits (4) .....  $1,789,217       $1,798,138
    Average rate ............        5.61%
Floating rate deposits (5) ..   1,281,337        1,281,337
    Average rate ............        2.10%

Fixed rate borrowings (6) ...      47,695           47,740
    Average rate ............        5.16%            6.02%
Floating rate borrowings (7)      236,762          236,762
    Average rate ............        4.83%
                               ---------------------------
Total .......................  $3,355,011       $3,363,977
    Average rate ............        4.22%
                               ---------------------------

Assumptions:

1) Amounts are based on contractual maturities, adjusted for expected prepayments.

2) Amounts are based contractual maturities, adjusted for expected prepayments. Balance in 1998 consists of: commercial lending arrangements which are due on demand; commercial floor plan loans; and lines of credit with remaining maturity of less than one year.

3) Amounts are based on contractual maturities, adjusted for expected prepayments on mortgage-backed securities.

4)  Amounts are based on contractual maturities of time deposits.

5) Money market deposits are shown in first year. NOW and savings accounts are spread based on history of deposit flows.

6) Amounts are based on contractual maturities of Federal Home Loan Bank advances.

7) Amounts are Federal Funds purchased and securities sold under agreements to repurchase, which mature in less than 90 days.

         The preceding table and discussion addressed the liquidity implications of interest rate risk and focused on expected contractual cash flows from financial instruments. Expected contractual maturities, however, do not necessarily estimate the net income impact of interest rate changes. Certain financial instruments, such as adjustable rate loans, have repricing periods that differ from contractual cash flows.

         In order to manage the risk that changes in interest rates could have a significant impact on net income, the Corporation, through its ALCO function, relies on certain analytical tools, including "static gap" analyses and net interest income forecasting. As required by banking regulators, the Corporation also employs certain interest sensitivity, income volatility and market value of equity analyses.

         Static gap illustrates the expected repricing periods for all rate-sensitive assets and liabilities and shows the difference (or gap) for each period. Despite the fact that static gap only addresses rate risk at a point in time and is not as sophisticated as certain modeling and forecasting methods, it remains a popular tool in the industry and for the Corporation.

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

         While the interest rate sensitivity gap (the difference between repricing opportunities for interest-earning assets and interest-bearing liabilities) must be managed over all time periods, the Corporation focuses on the 6-month period as the key interval affecting net interest income. This shorter period is monitored because a large percentage of the Corporation's interest-earning assets and interest-bearing liabilities are subject to repricing within this period. In addition, short-term interest rate swings can be more pronounced and provide a shorter time for reaction or strategy adjustment.

         The following is a summary of the interest sensitivity gaps for four different time intervals as of December 31, 1997:

                                  Daily        0-90       91-180     181-365
                                Adjustable     Days        Days       Days
                               ------------   ------     --------   ---------
GAP ........................       1.09        0.78        1.01       1.15

CUMULATIVE GAP .............       1.09        0.98        0.99       1.02

         The Corporation's policy provides for the 6-month cumulative gap to be maintained between .85 and 1.15. The Corporation was positioned within this range throughout 1997 and as of December 31, 1997.

         In addition to static gap analysis, the Corporation also performs periodic net interest income forecasts using a "rate shock" approach. Rate shocks measure the impact of severe interest rate changes on a static balance sheet over a one year period. The Corporation's policy, as approved by the Board of Directors, is for the Corporation and each individual affiliate to experience no more than a 10% decline in net interest income and market value of equity for every 100 basis point change in interest rates. This policy is reviewed and updated on an annual basis.

         The rate shocks employ various assumptions about the magnitude of rate changes on individual rate sensitive financial instruments. In addition, the beginning point for these shocks is a historical or static balance sheet position. Variations from the static position could result in significant variance from the models. The assumptions used are reviewed and updated on a periodic basis. For the rate shocks performed during 1997, each affiliate bank was within the policy limits.

Common Stock
------------

         As of December 31, 1997, the Corporation had 40,602,088 shares of $2.50 par value common stock outstanding held by 12,600 shareholders. The common stock of the Corporation is traded on the national market system of the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol FULT.

         The following table presents the quarterly high and low prices of the Corporation's common stock and per-share cash dividends declared for each of the quarterly periods in 1997 and 1996. Per-share amounts have been retroactively adjusted to reflect the effect of stock dividends declared.


                                 Price Range              Per-Share
                         ------------    -----------
                             High            Low          Dividend
                         ------------    -----------    ------------
1997
----
First Quarter.......        23 3/16        18 41/64         0.159
Second Quarter......        28             22 17/64         0.170
Third Quarter.......        30 1/4         26   7/8         0.170
Fourth Quarter......        32 1/2         28               0.170

1996
First Quarter.......        18 25/64       16 47/64         0.137
Second Quarter......        18 55/64       17  3/64         0.152
Third Quarter.......        18 55/64       16 15/16         0.152
Fourth Quarter......        19 35/64       17   1/2         0.153

Item 8. Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)

                                                                                                  December 31
                                                                                       ---------------------------------
                                                                                            1997               1996
                                                                                       -------------       -------------
Assets
------------------------------------------------------------------------------------------------------------------------
Cash and due from banks ...........................................................    $     172,392       $     180,691
Interest-bearing deposits with other banks ........................................            1,042               2,077
Mortgage loans held for sale ......................................................            1,118                 125
Investment securities:
     Held to maturity (estimated fair value- $257,518 in 1997 and $428,898 in 1996)          257,127             429,138
     Available for sale ...........................................................          597,448             349,092

Loans .............................................................................        3,317,230           3,035,147
     Less:  Allowance for loan losses .............................................          (47,153)            (44,792)
               Unearned income ....................................................           (9,471)             (8,080)
                                                                                       -------------       -------------
                         Net Loans ................................................        3,260,606           2,982,275
                                                                                       -------------       -------------

Premises and equipment ............................................................           61,647              57,900
Accrued interest receivable .......................................................           26,771              27,044
Other assets ......................................................................           82,672              82,981
                                                                                       -------------       -------------

                         Total Assets .............................................    $   4,460,823       $   4,111,323
                                                                                       =============       =============

Liabilities
------------------------------------------------------------------------------------------------------------------------
Deposits:
     Noninterest-bearing ..........................................................    $     551,015       $     543,628
     Interest-bearing .............................................................        3,070,554           2,824,326
                                                                                       -------------       -------------
                         Total Deposits ...........................................        3,621,569           3,367,954
                                                                                       -------------       -------------
Short-term borrowings:
     Securities sold under agreements to repurchase................................          160,290             139,670
     Federal funds purchased.......................................................           70,811              63,825
     Demand notes of U.S. Treasury ................................................            5,661               5,544
                                                                                       -------------       -------------
                         Total Short-Term Borrowings ..............................          236,762             209,039
                                                                                       -------------       -------------

Accrued interest payable ..........................................................           25,618              20,667
Other liabilities .................................................................           53,885              42,546
Long-term debt ....................................................................           47,695              51,560
                                                                                       -------------       -------------
                         Total Liabilities ........................................        3,985,529           3,691,766
                                                                                       -------------       -------------

Shareholders' Equity
------------------------------------------------------------------------------------------------------------------------
Common stock ($2.50 par)
     Shares:  Authorized 200,000,000
                  Issued 40,644,088 (40,447,949 in 1996)
                  Outstanding 40,602,088 (40,447,949 in 1996) .....................          101,610              92,174
Capital surplus ...................................................................          293,308             217,833
Retained earnings .................................................................           55,163             100,160
Net unrealized holding gains on securities available for sale......................           26,409               9,390
Less: Treasury stock (42,000 shares in 1997).......................................           (1,196)                  -
                                                                                       -------------       -------------
                         Total Shareholders' Equity ...............................          475,294             419,557
                                                                                       -------------       -------------

                         Total Liabilities and Shareholders' Equity ...............    $   4,460,823       $   4,111,323
                                                                                       =============       =============

--------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)


                                                                                    Year Ended December 31
                                                                        ----------------------------------------------------
                                                                           1997                1996                1995
                                                                        -----------         -----------         ------------
Interest Income
----------------------------------------------------------------------------------------------------------------------------
Loans, including fees ................................................  $  271,791          $  246,579          $  230,201
Investment securities:
     Taxable .........................................................      42,348              41,653              35,722
     Tax-exempt ......................................................       2,603               3,607               5,166
     Dividends .......................................................       2,599               2,101               2,072
Federal funds sold ...................................................         215                 730               2,711
Interest-bearing deposits with other banks ...........................          72                 179                 272
                                                                        -----------         -----------         -----------
                          Total Interest Income ......................     319,628             294,849             276,144

Interest Expense
----------------------------------------------------------------------------------------------------------------------------
Deposits .............................................................     124,786             114,614             110,469
Short-term borrowings ................................................       8,836               8,569               6,428
Long-term debt .......................................................       3,396               1,994               2,233
                                                                        -----------         -----------         -----------
                         Total Interest Expense ......................     137,018             125,177             119,130
                                                                        -----------         -----------         -----------

                         Net Interest Income .........................     182,610             169,672             157,014
Provision for Loan Losses ............................................       7,742               5,561               3,998
                                                                        -----------         -----------         -----------
                         Net Interest Income After
                                Provision for Loan Losses ............     174,868             164,111             153,016
                                                                        -----------         -----------         -----------

Other Income
----------------------------------------------------------------------------------------------------------------------------
Trust department .....................................................       9,019               7,872               7,435
Service charges on deposit accounts ..................................      15,803              14,164              11,787
Other service charges and fees .......................................       9,063               8,619               8,159
Gain on sale of mortgage loans .......................................       1,339               1,204               1,105
Investment securities gains ..........................................       5,831               3,124               3,205
                                                                        -----------         -----------         -----------
                                                                            41,055              34,983              31,691

Other Expenses
----------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits .......................................      65,220              61,520              59,060
Net occupancy expense ................................................      10,460               9,975               9,431
Equipment expense ....................................................       7,218               6,281               5,805
FDIC assessment expense ..............................................         675               3,225               3,778
Special services .....................................................       6,967               6,764               5,727
Other ................................................................      31,753              32,118              29,077
                                                                        -----------         -----------         -----------
                                                                           122,293             119,883             112,878
                                                                        -----------         -----------         -----------

                         Income Before Income Taxes ..................      93,630              79,211              71,829
Income Taxes .........................................................      28,431              23,464              20,217
                                                                        -----------         -----------         -----------

                         Net Income ..................................  $   65,199          $   55,747          $   51,612
                                                                        ===========         ===========         ===========

----------------------------------------------------------------------------------------------------------------------------
Per-Share-Data:
Net Income (Basic) ...................................................  $     1.61          $     1.38          $     1.28
Net Income (Diluted) .................................................  $     1.60          $     1.37          $     1.27
Cash Dividends .......................................................  $     0.669         $    0.594          $    0.502

----------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                      Net
                                                                                                   Unrealized
                                                            Common        Capital    Retained     Holding Gains    Treasury
(Dollars in thousands, except per-share data)                Stock        Surplus    Earnings     on Securities     Stock    Total
------------------------------------------------------------------------------------------------------------------------------------

Balance at January 1, 1995 ...............................  $  78,689   $ 135,607   $ 138,810     $     340    $  (4,474) $ 348,972

     Net income ..........................................                             51,612                                51,612
     Stock dividends issued - 10% (3,047,783 shares,
        including 342,980 shares of treasury stock) ......      5,591      34,656     (45,397)                     4,934       (216)

     Stock issued (253,499 shares, including 210,817
        shares of treasury stock) ........................        244         355                                  3,331      3,930
     Acquisition of treasury stock (364,555 shares) ......                                                        (5,979)    (5,979)

     Net unrealized holding gain on securities ...........                                            8,202                   8,202
     Cash dividends - $0.502 per share ...................                            (20,255)                              (20,255)
                                                            ------------------------------------------------------------------------

Balance at December 31, 1995 .............................     84,524     170,618     124,770         8,542       (2,188)   386,266
     Net income ..........................................                             55,747                                55,747
     Stock dividends issued - 10% (3,302,042 shares
        including 123,271 shares of treasury stock) ......      7,225      46,859     (56,364)                     2,206        (74)

     Stock issued (280,945 shares, including 83,072
        shares of treasury stock) ........................        425         356                                  1,464      2,245
     Acquisition of treasury stock (83,875 shares) .......                                                        (1,482)    (1,482)

     Net unrealized holding gain on securities ...........                                              848                     848
     Cash dividends - $0.594 per share ...................                            (23,993)                              (23,993)
                                                            ------------------------------------------------------------------------

Balance at December 31, 1996 .............................     92,174     217,833     100,160         9,390           --    419,557
     Net income ..........................................                             65,199                                65,199
     Stock dividends issued - 10% (3,595,654 shares) .....      8,989      73,962     (83,046)                                  (95)

     Stock issued (196,325 shares) .......................        447       1,513                                             1,960
     Net unrealized holding gain on securities ...........                                           17,019                  17,019
     Acquisition of treasury stock (42,000 shares) .......                                                        (1,196)    (1,196)

     Cash dividends - $0.669 per share ...................                            (27,150)                              (27,150)
                                                            ------------------------------------------------------------------------

Balance at December 31, 1997 .............................  $ 101,610   $ 293,308   $  55,163     $  26,409    $  (1,196) $  475,294
                                                            ========================================================================

------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(In Thousands)



                                                                                   Year Ended December 31
                                                                     -------------------------------------------------
                                                                        1997              1996               1995
                                                                     ----------        ----------        -------------
Cash Flows from Operating Activities:
    Net income ................................................      $     65,199      $     55,747      $     51,612

    Adjustments to Reconcile Net Income to Net Cash Provided by
    Operating Activities:
     Provision for loan losses ................................             7,742             5,561             3,998
     Depreciation and amortization of premises and equipment ..             7,020             6,257             5,663
     Net amortization of investment security premiums .........               204               649             1,793
     Deferred income tax expense ..............................             1,624               103             1,343
     Gain on sale of investment securities ....................            (5,831)           (3,124)           (3,205)
     Gain on sale of mortgage loans ...........................            (1,339)           (1,204)           (1,105)
     Proceeds from sale of mortgage loans .....................            87,498            80,548            83,955
     Originations of mortgage loans held for sale .............           (87,152)          (78,856)          (83,346)
     Amortization of intangible assets ........................             1,571             1,536             1,622
     Decrease (increase) in accrued interest receivable .......               273               700            (3,915)
     Increase in other assets .................................           (11,914)           (3,432)           (7,466)
     Increase in accrued interest payable .....................             4,951               365             6,607
     Increase (decrease) in other liabilities .................             8,008            (4,749)            2,636
                                                                     -------------     -------------     -------------
          Total  adjustments ..................................            12,655             4,354             8,580
                                                                     -------------     -------------     -------------
              Net cash provided by operating activities .......            77,854            60,101            60,192
                                                                     -------------     -------------     -------------

Cash Flows from Investing Activities:
     Proceeds from sales of securities available for sale .....           120,713            47,149            14,918
     Proceeds from maturities of securities held to maturity ..           176,338           213,545           222,901
     Proceeds from maturities of securities available for sale.            75,180            58,099            69,357
     Purchase of securities held to maturity ..................            (4,695)         (106,721)         (256,396)
     Purchase of securities available for sale ................          (410,177)         (171,852)          (75,039)
     Decrease (increase) in short-term investments ............             1,035             2,348            (1,886)
     Net increase in loans ....................................          (286,073)         (306,408)         (167,224)
     Purchase of premises and equipment, net ..................           (10,767)          (12,116)           (7,662)
                                                                     -------------     -------------     -------------
              Net cash used in investing activities ...........          (338,446)         (275,956)         (201,031)
                                                                     -------------     -------------     -------------

Cash Flows from Financing Activities:
     Net increase (decrease) in demand and savings deposits ...             9,770            55,036            (8,421)
     Net increase in time deposits ............................           243,845            95,712           218,443
     Addition to long-term debt ...............................            13,747            27,878             8,383
     Repayment of long-term debt ..............................           (17,612)          (14,007)             (977)
     Increase (decrease) in short-term borrowings .............            27,723            88,742           (57,965)
     Dividends paid ...........................................           (25,849)          (23,213)          (19,838)
     Net proceeds from issuance of common stock ...............             1,865             2,171             3,714
     Acquisition of treasury stock ............................            (1,196)           (1,482)           (5,979)
                                                                     -------------     -------------     -------------
              Net cash provided by financing activities .......           252,293           230,837           137,360
                                                                     -------------     -------------     -------------

     Net (Decrease) increase in Cash and Due From Banks .......            (8,299)           14,982            (3,479)
     Cash and Due From Banks at Beginning of Year .............           180,691           165,709           169,188
                                                                     -------------     -------------     -------------
     Cash and Due From Banks at End of Year ...................      $    172,392      $    180,691      $    165,709
                                                                     =============     =============     =============

     Supplemental Disclosures of Cash Flow Information
         Cash paid during the year for:
              Interest ........................................      $    132,067      $   124,812       $    112,523
              Income taxes ....................................      $     23,788      $    19,763       $     16,910
----------------------------------------------------------------------------------------------------------------------

     See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

     Business: Fulton Financial Corporation (Parent Company) provides a full range of banking and financial services to businesses and consumers through its wholly-owned banking subsidiaries: Fulton Bank, Farmers Trust Bank, Swineford National Bank, Lafayette Bank, FNB Bank, N.A., Great Valley Bank, Hagerstown Trust Company, Delaware National Bank, The Bank of Gloucester County, The Woodstown National Bank & Trust Company and The Peoples Bank of Elkton. In addition, the Parent Company owns four non-banking subsidiaries: Fulton Financial Realty Company, Fulton Life Insurance Company, Central Pennsylvania Financial Corporation and FFC Management, Inc. Collectively, the Parent Company and its subsidiaries are referred to as the Corporation.

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

     The Corporation offers, through its eleven banking subsidiaries, a full range of retail and wholesale banking services throughout fifteen central and eastern Pennsylvania counties, two Maryland counties, one Delaware county and two New Jersey counties. Approximately 50% of the Corporation's business is conducted in the south central Pennsylvania region. Industry diversity is the key to the economic well-being of this region and the Corporation is not dependent upon any single customer or industry.

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

     Investments: Debt securities acquired are classified as held to maturity at the time of purchase when the Corporation has both the intent and ability to hold these investments until they mature. Such debt securities are carried at cost adjusted for amortization of premiums and accretion of discounts using the effective yield method. The Corporation does not engage in trading activities, however, since the investment portfolio serves as a source of liquidity, certain specific debt securities and all marketable equity securities are classified as available for sale. Securities available for sale are carried at estimated fair value with the related unrealized holding gains and losses reported as a separate component of shareholders' equity, net of tax. Realized security gains and losses are computed using the specific identification method and are recorded on a trade date basis.

     Revenue Recognition: Loan and lease financing receivables are stated at their principal amount outstanding, except for mortgages held for sale which are carried at the lower of aggregate cost or market value. Interest income on loans is accrued as earned. Unearned income on installment loans is recognized on a basis which approximates the interest method.

     Accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, unpaid interest credited to income is reversed. Nonaccrual loans are restored to accrual status when all delinquent principal and interest become current or the loan is considered secured and in the process of collection.

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

     Impaired loans, as defined by Statement of Financial Accounting
Standards No. 114, "Accounting by Creditors for Impairment of a Loan," are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or fair value of the collateral if the loan is collateral dependent. A loan is considered to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement.

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

     Income Taxes: The provision for income taxes is based upon the results of operations, adjusted primarily for the effect of tax-exempt income and net credits received as a result of investments in low and moderate income housing partnerships. Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the deferred tax asset or liability from period to period.

     Net Income Per Share: The Corporation adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (Statement 128), on December 31, 1997. Statement 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. The Corporation's basic net income per share is calculated as net income divided by the weighted average number of shares outstanding. For diluted net income per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation's common stock equivalents consist solely of outstanding stock options (See Note J).

     A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows (in thousands):


                                                          1997             1996              1995
                                                          ----             ----              ----

Weighted average shares outstanding (basic)........         40,564           40,372            40,333
Impact of common stock equivalents.................            306              250               278
                                                      ------------     ------------      ------------
Weighted average shares outstanding (diluted)......         40,870           40,622            40,611
                                                      ============     ============      ============


     Accounting for Mortgage Servicing Rights: The Corporation adopted
Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (Statement 122), on January 1, 1996. This statement requires capitalization of the cost of the rights to service mortgage loans when originated mortgages are sold and servicing is retained, and for that cost to be amortized over the period of estimated net servicing income. In addition, the mortgage servicing rights must be periodically evaluated for impairment based on their fair value. There has been no material financial statement impact as a result of adopting Statement 122.

     Accounting for Stock-Based Compensation: In 1995, the FASB issued
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123). This statement requires a fair value approach to valuing compensation expense associated with stock options and employee stock purchase plans. This statement encourages, but does not require, the use of this method for financial statement purposes. Companies that do not elect to adopt this statement for financial statement purposes are required to present pro-forma footnote disclosures of net income and earnings per share as if the fair value approach were used. Statement 123 became effective for the Corporation in 1996 and is applicable to all options granted after January 1, 1995. Management has adopted the disclosure requirements of this statement only and, accordingly, there has been no impact on the consolidated financial statements other than additional disclosures as provided in Note J.

     Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities: Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement 125), was issued in 1996 and is effective for 1997. Statement of Financial Accounting Standards No. 127 (Statement 127) was also issued in 1996 and amended Statement 125 by deferring for one year the effective date for certain provisions of Statement 125. The Corporation adopted the applicable provisions of Statement 125 on January 1, 1997 and the remaining provisions on January 1, 1998. There was no material financial statement impact as a result of adopting Statement 125.

     Reporting Comprehensive Income: Statement of Financial Accounting
Standards No. 130, "Reporting Comprehensive Income" (Statement 130), was issued in July, 1997. Statement 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of Statement 130 is to report a measure of all changes in equity that result from economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Statement 130 is effective for fiscal years beginning after December 15, 1997. Adoption of the statement will require the Corporation to include all non-owner changes in equity as components of comprehensive income. Currently, such non-owner changes in equity include only unrealized gains and losses on available for sale investment securities.

     Reclassifications: Certain amounts in the 1996 and 1995 consolidated financial statements and notes have been reclassified to conform to the 1997 presentation.


NOTE B - RESTRICTIONS ON CASH AND DUE FROM BANKS
--------------------------------------------------------------------------------

     The Corporation's subsidiary banks are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against their deposit liabilities. The average amount of such reserves during 1997 and 1996 was approximately $34.5 million and $43.9 million, respectively.


NOTE C - INVESTMENT SECURITIES
--------------------------------------------------------------------------------

     The following summarizes the amortized cost and estimated fair values of investment securities as of December 31 (in thousands):


                                                            Gross              Gross              Estimated
                                        Amortized         Unrealized         Unrealized             Fair
1997 Held to Maturity                     Cost              Gains              Losses               Value
--------------------                    ---------         ----------         -----------          ----------
U.S. Government and
  agency securities .................   $  43,617         $      184         $       (94)        $    43,707
State and municipal securities.......      33,473                744                 (32)             34,185
Debt securities issued
  by foreign governments ............         405                  1                  (3)                403
Corporate debt securities ...........          78                 --                  (6)                 72
Mortgage-backed securities ..........     179,554                319                (722)            179,151
                                        ---------         ----------         -----------         -----------
                                        $ 257,127         $    1,248         $      (857)        $   257,518
                                        =========         ==========         ===========         ===========



                                                            Gross          Gross        Estimated
                                           Amortized     Unrealized     Unrealized        Fair
1997 Available for Sale                      Cost           Gains         Losses          Value
------------------------------------      ---------      ----------     -----------     ----------
Equity securities ..................      $  60,238      $   38,680     $      (28)     $   98,890
U.S. Government and
  agency securities ................        184,619           1,229           (333)        185,515
State and municipal securities......          5,406              93             --           5,499
Mortgage-backed securities .........        306,556           1,806           (818)        307,544
                                          ---------      ----------     -----------     ----------
                                          $ 556,819      $   41,808     $   (1,179)     $  597,448
                                          =========      ==========     ===========     ==========

                                                            Gross          Gross        Estimated
                                           Amortized     Unrealized     Unrealized        Fair
1996 Held to Maturity                        Cost           Gains         Losses          Value
------------------------------------      ---------      ----------     -----------     ----------
U.S. Government and
  agency securities ................      $ 133,778      $      466      $    (331)     $  133,913
State and municipal securities......         52,224           1,232            (64)         53,392
Debt securities issued
  by foreign governments ...........            410               1             (3)            408
Corporate debt securities ..........            916              --             (9)            907
Mortgage-backed securities .........        241,810             389         (1,921)        240,278
                                          ---------      ----------     -----------     ----------
                                          $ 429,138      $    2,088     $   (2,328)     $  428,898
                                          =========      ==========     ===========     ===========

                                                            Gross          Gross        Estimated
                                           Amortized     Unrealized     Unrealized        Fair
1996 Available for Sale                       Cost          Gains         Losses          Value
------------------------------------      ---------      ----------     -----------     ----------
Equity securities ..................      $  47,649      $   15,843     $     (331)     $   63,161
U.S. Government and
  agency securities ................        176,975             785           (425)        177,335
State and municipal securities......          5,959              37             (6)          5,990
Corporate debt securities ..........            150              --             --             150
Mortgage-backed securities .........        103,913             184         (1,641)        102,456
                                          ---------      ----------     -----------     ----------
                                          $ 334,646      $   16,849     $   (2,403)     $  349,092
                                          =========      ==========     ===========     ==========

     The amortized cost and estimated fair value of debt securities at December 31, 1997 by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                Held to Maturity             Available for Sale
                                          ----------------------------   --------------------------
                                            Amortized      Estimated      Amortized      Estimated
                                              Cost        Fair Value        Cost        Fair Value
                                          ------------   -------------   -----------   ------------
                                                                (in thousands)

Due in one year or less ................  $     33,190    $     33,632   $    49,060    $    48,999
Due from one year to five years ........        28,684          28,725       125,231        126,339
Due from five years to ten years .......        11,964          12,138        15,142         15,073
Due after ten years ....................         3,735           3,872           592            603
                                          ------------    ------------   -----------    -----------
                                                77,573          78,367       190,025        191,014

Mortgage-backed securities .............       179,554         179,151       306,556        307,544
                                          ------------    ------------   -----------    -----------

                                          $    257,127    $    257,518   $   496,581    $   498,558
                                          ============    ============   ===========    ===========

     Gains totaling $5.7 million, $2.9 million and $3.2 million were realized on the sale of equity securities during 1997, 1996 and 1995, respectively. Gains totaling $176,000 and $261,000 were realized on the sale of available for sale debt securities during 1997 and 1996, respectively. There were no sales of debt securities during 1995.

     Securities carried at $508.8 million and $437.5 million at December 31, 1997 and 1996, respectively, were pledged as collateral to secure public and trust deposits and for other purposes.


NOTE D - LOANS AND ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------

     Gross loans are summarized as follows as of December 31:

                                                 1997            1996
                                             -------------  -------------
                                                     (in thousands)
Commercial, financial and agricultural.....  $     417,434  $     389,377
Real estate-construction...................        136,775        118,131
Real estate-mortgage:
   First and second-residential............      1,193,834      1,159,149
   Commercial..............................        906,245        774,881
Consumer...................................        609,244        549,647
Leasing and other.........................          53,698         43,962
                                             -------------  -------------
                                             $   3,317,230  $   3,035,147
                                             =============  =============

     Changes in the allowance for loan losses were as follows for the years ended December 31:


                                             1997           1996          1995
                                           --------      --------      --------
                                                       (in thousands)
Balance at January 1 .................     $ 44,792      $ 41,134      $ 40,377
                                           --------      --------      --------
Loans charged off ....................       (8,235)       (5,490)       (6,096)
Recoveries of loans
   previously charged off ............        2,724         3,587         2,855
Net loans charged off ................       (5,511)       (1,903)       (3,241)
                                           --------      --------      --------
Provision for loan losses ............        7,742         5,561         3,998
Allowance purchased ..................          130          --            --
                                           --------      --------      --------
Balance at December 31 ...............     $ 47,153      $ 44,792      $ 41,134
                                           ========      ========      ========

     Nonaccrual loans aggregated approximately $15.2 million at December 31, 1997 and 1996, and $15.3 million at December 31, 1995. Interest of approximately $1.4 million, $1.6 million and $1.7 million was not recognized as interest income due to the nonaccrual status of loans during 1997, 1996 and 1995, respectively.

     At December 31, 1997, the recorded investment in loans that are considered to be impaired as defined by Statement 114 was $12.9 million (of which $12.0 million were included in nonaccrual loans). Included in this amount were $11.1 million of impaired loans with a related allowance for loan losses of $1.9 million and $1.8 million of impaired loans that as a result of write-downs do not have an allowance for loan losses. The average recorded investment in impaired loans during the years ended December 31, 1997 and 1996 was approximately $12.5 million and $15.4 million, respectively.

     The Corporation applies all payments received on nonaccruing impaired loans to principal until such time as the principal is paid off, after which time any additional payments received are recognized as interest income. Payments received on accruing impaired loans are applied to principal and interest according to the original terms of the loan. The Corporation recognized interest income of approximately $90,000 and $290,000 on impaired loans in 1997 and 1996, respectively.

     The Corporation has granted loans to the officers and directors of the Corporation and to their associates. Related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $63.4 million and $61.2 million at December

31, 1997 and 1996, respectively. During 1997, $12.9 million of new loans were made and repayments totaled $10.7 million.

     The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties at December 31, 1997 and 1996 was $520.1 million and $514.0 million, respectively.


NOTE E - PREMISES AND EQUIPMENT
--------------------------------------------------------------------------------

     The following is a summary of premises and equipment as of December 31:

                                           1997            1996
                                       -------------  -------------
                                            (in
                                        thousands)
Premises and leasehold improvements..  $      73,239  $      69,326
Furniture and equipment..............         47,987         43,824
Construction in progress.............          2,337          1,878
                                       -------------  -------------
                                             123,563        115,028
Less accumulated depreciation and
amortization.........................        (61,916)       (57,128)
                                       -------------  -------------
                                       $      61,647  $      57,900
                                       =============  =============

NOTE F - LONG-TERM DEBT
--------------------------------------------------------------------------------

     Long-term debt included the following as of December 31:

                                           1997            1996
                                       -------------  -------------
                                              (in thousands)
Federal Home Loan Bank advances......  $      47,294  $      49,028
Collateralized mortgage obligations..              -          2,098
Other................................            401            434
                                       -------------  -------------
                                       $      47,695  $      51,560
                                       =============  =============

     As of December 31, 1997, the Corporation had a series of collateralized Federal Home Loan Bank advances totaling $47.3 million. These advances mature through July, 2007, and carry a weighted average interest rate of 6.01%. As of December 31, 1997, the Corporation had an additional borrowing capacity of approximately $765 million with the Federal Home Loan Bank.


NOTE G - REGULATORY MATTERS
--------------------------------------------------------------------------------

Dividend and Loan Limitations
     The dividends that may be paid by subsidiary banks to the Parent Company are subject to certain legal and regulatory limitations. Under such limitations, the total amount available for payment of dividends by subsidiary banks was approximately $157 million at December 31, 1997.

     Under current Federal Reserve regulations, the subsidiary banks are limited in the amount they may loan to their affiliates, including the Parent Company. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of each bank subsidiary's capital and surplus. At December 31, 1997, the maximum amount available for transfer from the subsidiary banks to the Parent Company in the form of loans and dividends was approximately $182 million.

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

     Quantitative measures established by regulation to ensure capital adequacy require the subsidiary banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 1997, that all of its bank subsidiaries meet the capital adequacy requirements to which they are subject.

     As of December 31, 1997, the most recent notifications from The Pennsylvania Department of Banking categorized the Corporation's two significant subsidiaries -Fulton Bank and Lafayette Bank -- as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, these banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institutions' categories

     The table below presents the total risk-based, Tier I risk-based and Tier I leverage requirements for the Corporation, Fulton Bank, and Lafayette Bank. Actual capital amounts and ratios are also presented.



                                                                      As of December 31, 1997
                                                   ----------------------------------------------------------------------
                                                                                                        To Be Well
                                                                                                     Capitalized Under
                                                                                For Capital          Prompt Corrective
                                                           Actual            Adequacy Purposes       Action Provisions
                                                   --------------------     -------------------     --------------------
                                                    Amount      Ratio        Amount      Ratio       Amount       Ratio
                                                   --------    -------     ---------    -------     --------    --------
                                                                            (Dollars in thousands)
Total Capital (to Risk Weighted Assets):
    Corporation ..............................     $472,110      14.3%      $264,604       8.0%     $330,754       10.0%
    Fulton Bank ..............................      193,892      12.7        121,807       8.0       152,258       10.0
    Lafayette Bank ...........................       44,092      13.7         25,685       8.0        32,106       10.0

Tier I Capital (to Risk Weighted Assets):
    Corporation ..............................     $430,694      13.0%      $132,302       4.0%     $198,453        6.0%
    Fulton Bank ..............................      176,392      11.6         60,903       4.0        91,355        6.0
    Lafayette Bank ...........................       40,060      12.5         12,842       4.0        19,264        6.0

Tier I Capital (to Average Assets):
    Corporation ..............................     $430,694      10.1%      $127,527       3.0%     $212,546        5.0%
    Fulton Bank ..............................      176,392       9.9         53,229       3.0        88,715        5.0
    Lafayette Bank ...........................       40,060       9.1         13,163       3.0        21,939        5.0

                                                                      As of December 31, 1997
                                                   ----------------------------------------------------------------------
                                                                                                        To Be Well
                                                                                                     Capitalized Under
                                                                                For Capital          Prompt Corrective
                                                           Actual            Adequacy Purposes       Action Provisions
                                                   --------------------     -------------------     --------------------
                                                    Amount      Ratio        Amount      Ratio       Amount       Ratio
                                                   --------    -------     ---------    -------     --------    --------
                                                                            (Dollars in thousands)
Total Capital (to Risk Weighted Assets):
    Corporation ..............................     $431,818      14.5%      $233,816       8.0%     $298,520       10.0%
    Fulton Bank ..............................      179,555      13.1        102,084       8.0       127,605       10.0
    Lafayette Bank ...........................       42,801      14.3         24,017       8.0        30,022       10.0

Tier I Capital (to Risk Weighted Assets):
    Corporation ..............................     $394,406      13.2%      $119,408       4.0%     $179,112        6.0%
    Fulton Bank ..............................      163,923      11.9         51,042       4.0        76,562        6.0
    Lafayette Bank ...........................       39,089      13.0         12,009       4.0        18,013        6.0

Tier I Capital (to Average Assets):
    Corporation ..............................     $394,406      10.0%      $118,657       3.0%     $197,761        5.0%
    Fulton Bank ..............................      163,923       9.9         49,629       3.0        82,716        5.0
    Lafayette Bank ...........................       39,089       9.5         12,356       3.0        20,593        5.0


NOTE H - INCOME TAXES
--------------------------------------------------------------------------------

     The components of the provision for income taxes are as follows:

                                                   Year ended December 31
                                               -----------------------------
                                                 1997       1996      1995
                                               -------    -------    -------
                                                       (in thousands)
Current tax expense -
     Federal ................................  $26,782    $22,982    $18,504
     State ..................................       25        379        370
                                               -------    -------    -------
                                                26,807     23,361     18,874

Deferred tax expense (primarily federal).....    1,624        103      1,343
                                               -------    -------    -------
                                               $28,431    $23,464    $20,217
                                               =======    =======    =======

         The differences between the effective income tax rate and the federal statutory income tax rate are as follows:

                                                  Year ended December 31
                                                --------------------------
                                                 1997      1996      1995
                                                ------    ------    ------
Statutory tax rate ...........................    35.0%     35.0%     35.0%
Effect of tax-exempt income ..................    (2.7)     (3.3)     (3.9)
Effect of low income housing investments .....    (2.4)     (3.1)     (2.6)
Goodwill amortization ........................     0.4       0.5       0.6
Other, net ...................................     0.1       0.5      (1.0)
                                                ------    ------    ------
Effective income tax rate ....................    30.4%     29.6%     28.1%
                                                ======    ======    ======

         The net deferred tax asset recorded by the Corporation consisted of the following tax effects of temporary differences at December 31:

                                                         1997        1996
                                                      ---------   ---------
                                                          (in thousands)
Allowance for loan losses............................ $  16,175   $  14,747
Deferred loan fees...................................     1,002       1,641
Direct leasing.......................................    (4,430)     (3,235)
Deferred compensation................................     1,778       1,675
Postretirement benefits..............................     3,136       3,156
Fixed asset depreciation.............................      (282)       (245)
Other................................................       451       1,715
                                                      ---------   ---------
                                                         17,830      19,454
Unrealized holding gains on securities available for
sale.................................................   (14,220)     (5,056)
                                                      ---------   ---------
                                                      $   3,610   $  14,398
                                                      =========   =========

         As of December 31, 1997 and 1996, the Corporation has not established any valuation allowance against deferred tax assets since these tax benefits are realizable either through carryback availability against prior years' taxable income or the reversal of existing deferred tax liabilities.

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

         The Corporation also maintains a defined benefit pension plan which covers substantially all full-time employees of Swineford National Bank, FNB Bank, N.A., Lafayette Bank, Great Valley Savings Bank, Hagerstown Trust Company and Delaware National Bank. Pension contributions are actuarially determined and funded as accrued. These funds are invested in guaranteed investment contracts, U.S. Treasury securities, money market funds and common stock investment funds.

         For employees covered under the defined benefit plan, the Corporation provides an optional 401(k) plan. The terms of the plan allow eligible employees to defer up to 10% of their pre-tax salary on an annual basis. On a discretionary basis, the Corporation may also make a matching contribution which is limited to a maximum of 3%.

         The following summarizes the Corporation's expense under the above plans for the years ended December 31:

                                             1997       1996         1995
                                          ---------  ----------   ----------
                                                     (in thousands)
Profit-sharing plan....................   $   3,322  $    3,089   $    2,969
Defined benefit plan...................       1,197       1,159          947
401(k) plan............................         638         600          514
                                          ---------  ----------   ----------
                                          $   5,157  $    4,848   $    4,430
                                          =========  ==========   ==========

Defined Benefit Pension Plan
         The net periodic pension cost for the Corporation's defined benefit plan, as determined by consulting actuaries, consisted of the following components for the years ended December 31:

                                             1997        1996        1995
                                          ----------  ----------  ---------
                                                      (in thousands)
Service cost-benefits earned
     during period......................  $      969  $      927  $     657
Interest cost on projected
     benefit obligation.................       1,006         899        806
Actual return on assets.................      (2,496)       (808)    (1,784)
Net amortization and deferral...........       1,718         141      1,268
                                          ----------  ----------  ---------
Net periodic pension cost...............  $    1,197  $    1,159  $     947
                                          ==========  =========-  =========

         In 1996, the Corporation changed the valuation date of the defined benefit plan from December 31 to September 30. The accumulated plan benefits and funded status of the Corporation's defined benefit plan are as follows as of September 30:


                                                      1997           1996
                                                 -------------  -------------
                                                         (in thousands)

Actuarial present value of benefit obligations:
     Vested benefit obligation.................  $      11,142  $       9,436
                                                 =============  =============
     Accumulated benefit obligation............  $      11,386  $       9,683
                                                 =============  =============
     Projected benefit obligation..............  $      15,575  $      14,015
Plan assets at fair value......................         15,083         11,546
                                                 -------------  -------------
Projected benefit obligation in excess of
     plan assets...............................           (492)        (2,469)
Unrecognized net (gain) loss...................         (1,149)           382
Service cost not yet recognized in net
     periodic pension cost.....................             34             39
Unrecognized net obligation at transition......            556            690
                                                 -------------  -------------
Pension liability recognized in the
     consolidated balance sheets...............  $      (1,051) $      (1,358)
                                                 =============  =============

         The following rates were used in calculating net periodic pension cost and the actuarial present value of benefit obligations:

                                                       1997    1996    1995
                                                      ------  ------  ------
Discount rate-projected benefit obligation .........   7.00%   7.25%   7.00%
Rate of increase in compensation level .............   4.50    4.75    5.00
Expected long-term rate of return on plan assets ...   8.00    8.00    8.00

Postretirement Benefits
         The Corporation currently provides medical and life insurance benefits to retired full-time employees. Substantially all of the Corporation's full-time employees may become eligible for these discretionary benefits if they reach normal retirement age while working for the Corporation.

         The components of the expense for postretirement benefits other than pensions are as follows for the years ended December 31:

                                                   1997     1996      1995
                                                 -------  --------  --------
                                                         (in thousands)

Service cost-benefits earned during the period.  $   217  $    230  $    189
Interest cost on accumulated benefit obligation      369       367       377
Actual return on plan assets...................      (10)       (6)      (10)
Net amortization and deferral..................     (309)     (269)     (279)
                                                 -------  --------  --------
Net nonpension postretirement benefit cost.....  $   267  $    322  $    277
                                                 =======  ========  ========

         The following table presents the status of the postretirement benefits plan at December 31:

                                                   1997        1996
                                                 ---------   ---------
                                                    (in thousands)
Accumulated postretirement benefit
obligation:
     Fully eligible active and former members..  $    (968)  $  (1,019)
     Other active members......................     (1,424)     (1,367)
     Retired members...........................     (3,270)     (3,193)
                                                 ---------   ---------
                                                    (5,662)     (5,579)
Plan assets at fair value......................        196         189
Unrecognized prior service cost................     (2,263)     (2,489)
Unrecognized net gain..........................     (1,232)     (1,138)
                                                 ---------   ---------
Accrued postretirement benefit obligation......  $  (8,961)  $  (9,017)
                                                 =========   =========

         For measuring the postretirement benefits obligation, an 8.5% increase in the per capita cost of health care benefits was assumed for 1997. This rate was assumed to gradually decline to 6.0% in 2000 and remain at that level thereafter. This health care cost trend rate has a significant impact on the amounts reported. Assuming a 1% change in the health care cost trend rate, the accumulated postretirement benefit obligation would increase or decrease by approximately $728,000 and the current period expense would increase or decrease by approximately $111,000. The discount rate used in determining the accumulated postretirement benefit obligation was 7.00% and 7.25% at December 31, 1997 and 1996, respectively.

NOTE J - STOCK-BASED COMPENSATION PLANS AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

Incentive Stock Option Plan and Employee Stock Purchase Plan
         The Corporation has an Incentive Stock Option Plan (Option Plan) and an employee stock purchase plan (ESPP). The Option Plan, which was adopted in 1996, replaced a prior plan that originated in 1986 and expired in 1996. The terms of the plans are substantially the same. Under the Option Plan, options are granted to key personnel for terms of up to 10 years at option prices equal to the fair market value of the Corporation's stock on the date of grant. Options granted are 100% vested immediately upon grant. The Plan has reserved 1.55 million shares for grant under this plan through 2006. The number of options granted in any year is dependent upon the Corporation's performance relative to that of a self-defined peer group. A summary of stock option activity under the current and prior plan follows:


                                                            Option Price Per Share
                                                       -------------------------------
                                             Stock                            Weighted
                                            Options           Range            Average
                                           ---------   ------------------     --------
Balance at January 1, 1995............     1,058,233   $   4.79 - $ 16.44     $   9.90
  Granted.............................       135,762      14.98                  14.98
  Exercised...........................      (123,661)     5.06 -    16.44         9.88
  Canceled                                    (6,059)       5.06                  5.06
                                           ----------
Balance at December 31, 1995..........     1,064,275      4.79 -    16.44        10.61
  Granted.............................       126,638       17.39                 17.39
  Exercised...........................      (269,922)     4.79 -    16.44         8.11
  Canceled............................           (69)      12.55                 12.55
                                           ----------
Balance at December 31, 1996..........       920,922      4.79 -    17.39        12.27
  Granted.............................       138,500       27.13                 27.13
  Exercised...........................      (212,956)     4.79 -    17.39        11.09
                                           ----------
Balance at December 31, 1997..........       846,466   $   5.27 - $ 27.13    $   15.00
                                           ==========

         The following table summarizes information concerning options outstanding at December 31, 1997:

                                                  Weighted      Weighted
                   Range of       Unexercised      Average      Average
                   Exercise          Stock        Remaining     Exercise
                    Prices          Options      Life (Years)    Price
               ---------------    -----------    ------------   --------
               $5.00  - $10.00      196,284          4.24        $ 6.71
               $10.00 - $15.00      289,905          5.66         13.33
               $15.00 - $20.00      221,777          7.62         16.93
               $20.00 - $30.00      138,500          9.50         27.13
                                  -----------    ------------   --------
                                    846,466          6.49        $15.00
                                  ===========    ============   ========

         The ESPP allows eligible employees to purchase stock in the Corporation at 85% of the fair market value of the stock on the date of exercise. Under the terms of the ESPP, 44,338 shares, 57,994 shares and 58,699 shares were issued in 1997, 1996 and 1995, respectively. A total of 411,249 shares have been issued since the inception of the ESPP in 1986. As of December 31, 1997, 124,648 shares have been reserved for future issuances under the ESPP.

         The Corporation accounts for both the Option Plan and the ESPP under Accounting Principles Board Opinion No. 25, and, accordingly, no compensation expense has been recognized in the financial statements of the Corporation. Had compensation cost for these plans been recorded in the financial statements of the Corporation consistent with the provisions of Statement 123, the Corporation's net income and net income per share would have been reduced to the following pro-forma amounts (in thousands, except per-share data):

                                                                    1997           1996          1995
                                                               -------------  ------------  -------------
Net income:                         As reported..............  $      65,199  $     55,747  $      51,612
                                    Proforma.................         64,263        55,093         51,075

WNet income per share (basic):      As reported..............  $        1.61  $       1.38  $        1.28
                                    Proforma.................           1.58          1.36           1.27

Net income per share (diluted):     As reported..............  $        1.60  $       1.37  $        1.27
                                    Proforma.................           1.57          1.36           1.26

Weighted average fair value of options granted..............   $        6.68  $       4.10  $        3.08

         Because the Statement 123 method has not been applied to options granted prior to January 1, 1995, the resulting pro-forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

                                              1997        1996        1995
                                            -------     -------     -------
    Risk-free interest rate...............     6.44%       6.74%       6.65%
    Volatility of Corporation's stock.....    18.80       20.30       19.10
    Expected dividend yield...............     2.50        3.20        3.20
    Expected life of options..............  6 Years     6 Years     6 Years

Shareholder Rights

         In 1989, the Corporation declared a dividend distribution of one Right for each outstanding share of common stock to existing shareholders of record. In addition, each share of common stock issued subsequent to the record date of the dividend also entitles the holder to one Right. Upon distribution, each Right entitles the holder to purchase one share of common stock or depending on events, receive common stock having a value equal to two times the exercise price of the Right. The purchase price was $90 per share in 1989 and is currently $40.65 due to stock dividends and splits. The Rights are not exercisable or transferable apart from the common stock prior to distribution. Distribution of the Rights will occur ten business days following (1) a public announcement that a person or group of persons ("Acquiring Person") has acquired or obtained the right to acquire beneficial ownership of 20% or more of the outstanding shares of common stock (the "Stock Acquisition Date") or (2) the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 25% or more of such outstanding shares of common stock. The Rights are redeemable in full, but not in part, by the Corporation at any time until ten business days following the Stock Acquisition Date, at a price of $0.01 per Right. The Rights will expire at the close of business on June 20, 1999, unless earlier redeemed.

NOTE K - LEASES
--------------------------------------------------------------------------------

         Certain branch offices and equipment are leased under agreements which expire at varying dates through 2025. Most leases contain renewal provisions at the Corporation's option. Total rental expense was approximately $2.3 million in 1997, and $2.1 million in 1996 and 1995. Future minimum payments as of December 31, 1997 under noncancelable operating leases are as follows:

                                               Minimum
                                  Year          Rent
                            ----------------- --------
                                   (in thousands)

                            1998............. $  2,117
                            1999.............    2,054
                            2000.............    2,036
                            2001.............    1,980
                            2002.............    1,925
                            Thereafter.......   32,570
                                              --------
                                              $ 42,682
                                              ========

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

                                            1997            1996
                                        ------------    ------------
                                                (in thousands)
     Fixed rate:
           Less than 8.00%............  $     17,997    $     15,454
           8.00% - 8.99%..............        31,557          25,385
           9.00% - 9.99%..............         2,751           9,309
           Greater than 10.00%........         2,713           2,880
                                        ------------    ------------
     Total fixed rate.................        55,018          53,028
     Floating rate....................       938,996         876,056
                                        ------------    ------------
                                        $    994,014    $    929,084
                                        ============    ============

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments is expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income producing commercial properties. Commitments under outstanding standby letters of credit were $89.9 million at December 31, 1997 and $75.8 million at December 31, 1996.

         From time to time, the Corporation and its subsidiary banks may be defendants in legal proceedings relating to the conduct of their banking business. Most of such legal proceedings are a normal part of the banking business, and in management's opinion, the financial position and results of operations of the Corporation would not be affected materially by the outcome of such legal proceedings.


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

                                              1997                         1996
                                  ---------------------------   ----------------------------
                                                   Estimated                    Estimated
FINANCIAL ASSETS                    Book Value     Fair Value    Book Value     Fair Value
--------------------------------- -------------  -------------  -------------  -------------
                                                        (in thousands)
Cash and due from banks.......... $     172,392  $     172,392  $     180,691  $     180,691
Interest-bearing deposits
     with other banks............         1,042          1,042          2,077          2,077
Mortgage loans held for sale.....         1,118          1,118            125            125
Securities held to maturity......       257,127        257,518        429,138        428,898
Securities available for sale....       597,448        597,448        349,092        349,092
Net loans........................     3,260,606      3,284,464      2,982,275      2,987,506
Accrued interest receivable......        26,771         26,771         24,044         24,044

                                                    1997                         1996
                                        ----------------------------  ----------------------------
                                                         Estimated                     Estimated
FINANCIAL LIABILITIES                     Book Value     Fair Value     Book Value     Fair Value
--------------------------------------  -------------  -------------  -------------  -------------
                                                              (in thousands)
Demand and savings deposits...........  $   1,789,613  $   1,789,613  $   1,779,843  $   1,779,843
Time deposits.........................      1,831,956      1,840,877      1,588,111      1,592,918
Short-term borrowings.................        236,762        236,762        209,039        209,039
Accrued interest payable..............         25,618         25,618         20,667         20,667
Other financial liabilities...........         24,259         24,259         18,617         18,617
Long-term debt........................         47,695         47,740         51,560         51,529

         For short-term financial instruments, defined as those with remaining maturities of 90 days or less, the carrying amount was considered to be a reasonable estimate of fair value. The following instruments are predominantly short-term:

                   Assets                          Liabilities
             -----------------------------     -------------------------------
             Cash and due from banks           Demand and savings deposits
             Interest bearing deposits         Short-term borrowings
             Accrued interest receivable       Accrued interest payable
                                               Other financial liabilities

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

         As indicated in Note A, securities available for sale are carried at their estimated fair values. The estimated fair values of securities held to maturity as December 31, 1997 and 1996 were generally based on quoted market prices, broker quotes or dealer quotes.

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


NOTE N - MERGERS
--------------------------------------------------------------------------------

The Peoples Bank of Elkton

         On August 31, 1997, the Corporation completed its acquisition of The Peoples Bank of Elkton (Elkton) of Elkton, Maryland. As provided under the terms of the merger agreement, Elkton became a wholly-owned subsidiary of the Corporation and each of the outstanding shares of the common stock of Elkton was converted into 4.158 shares of the Corporation's common stock. The Corporation issued 959,000 shares of its common stock in connection with the merger. Elkton, with approximately $99 million in assets at December 31, 1997, operates two branch offices in Cecil County, Maryland. As a result of the merger, Elkton became the Corporation's second banking subsidiary in Maryland and eleventh overall.

The Woodstown National Bank & Trust Company

         On February 28, 1997, the Corporation completed its acquisition of The Woodstown National Bank & Trust Company (Woodstown) of Woodstown, New Jersey. As provided under the terms of the merger agreement, Woodstown became a wholly-owned subsidiary of the Corporation and each of the outstanding shares of Woodstown common stock was converted into 1.76 shares of the Corporation's common stock. The Corporation issued 3.2 million shares of its common stock in connection with the merger. Woodstown, with approximately $267 million in total assets at December 31, 1997, operates seven branch offices in Salem and Gloucester Counties. As a result of the merger, Woodstown became the Corporation's second banking subsidiary in New Jersey and tenth overall.

Gloucester County Bankshares, Inc.

         On February 29, 1996, the Corporation completed its acquisition of Gloucester County Bankshares, Inc. (Gloucester) of Woodbury, New Jersey. As provided under the terms of the merger agreement, Gloucester was merged with and into the Corporation and each of the outstanding shares of the common stock of Gloucester was converted into 1.91 shares of the Corporation's common stock. The Corporation issued 2.0 million shares of its common stock in connection with the merger. Through this transaction, the Corporation acquired ownership of The Bank of Gloucester County, its first banking subsidiary in New Jersey. The Bank of Gloucester County, with approximately $277 million in assets as of December 31, 1997, operates eight branch offices in Gloucester County, New Jersey.

         The acquisitions of Elkton, Woodstown and Gloucester were accounted for as poolings of interest and all financial statements and financial information contained herein have been restated to include the accounts and results of operations of these companies for all periods presented.

Keystone Heritage Group, Inc.

         On August 15, 1997, the Corporation entered into a merger agreement to acquire Keystone Heritage Group, Inc. (Keystone Heritage) of Lebanon, Pennsylvania. Keystone Heritage is a $650 million bank holding company whose sole banking subsidiary is Lebanon Valley National Bank (Lebanon Valley), which has 24 community banking offices in Lebanon, Lancaster, Dauphin, Berks, and Schuylkill Counties.

         Under the terms of the merger agreement, each of the approximately 4.0 million shares of Keystone Heritage's common stock will be exchanged for 1.83 shares of the Corporation's common stock. In addition, each of the 84,000 options to acquire Keystone Heritage stock will be converted to options to purchase the Corporation's stock. The transaction is expected to be completed in the first quarter of 1998 and will be accounted for as a pooling of interests. As a result of the acquisition, Keystone Heritage will be merged into the Corporation and Lebanon Valley will be combined with Farmers Trust Bank, one of the Corporation's existing affiliate banks, to become Lebanon Valley Farmers Bank. Concurrently with the merger, deposits, loans and branches located in Lancaster and Dauphin Counties will be transferred to Fulton Bank.

Ambassador Bank of the Commonwealth

         On January 26, 1998, the Corporation entered into a Merger Agreement to acquire Ambassador Bank of the Commonwealth. (Ambassador) of Allentown, Pennsylvania. Ambassador is a $275 million bank, which operates eight community banking offices in Lehigh and Northampton Counties.

         Under the terms of the merger agreement, each of the 1.9 million shares of Ambassador's common stock will be exchanged for 1.12 shares of the Corporation's common stock. In addition, the 417,000 options and warrants to acquire Ambassador stock will be exchanged for approximately 327,000 shares of the Corporation's common stock. The acquisition is subject to approval by bank regulatory authorities and Ambassador shareholders. The transaction is expected to be completed in the third quarter of 1998 and will be accounted for as a pooling of interests. As a result of the acquisition, Ambassador will be merged with and into Lafayette Bank, one of the Corporation's existing affiliate banks.

NOTE O - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
--------------------------------------------------------------------------------

CONDENSED BALANCE SHEETS
------------------------
                                                     December 31
                                             ---------------------------
                                                 1997           1996
                                             ------------   ------------
                                                    (in thousands)
ASSETS
------
Cash, securities, and other assets.........  $      3,644   $     40,938
Receivable from:
     Bank subsidiaries.....................             -            822
     Nonbank subsidiaries..................           262            753
Investment in:
     Bank subsidiaries.....................       410,924        380,580
     Nonbank subsidiaries..................        90,080         21,497
                                             ------------   ------------
     Total Assets..........................  $    504,910   $    444,590
                                             ============   ============

LIABILITIES
-----------
Short-term borrowings......................  $     16,000   $     15,111
Other liabilities..........................        13,616          9,922
                                             ------------   ------------
     Total Liabilities.....................        29,616         25,033
Shareholders' equity.......................       475,294        419,557
                                             ------------   ------------
     Total Liabilities and Shareholders'
Equity.....................................  $    504,910   $    444,590
                                             ============   ============

CONDENSED STATEMENTS OF INCOME
------------------------------

                                                       Year ended December 31
                                             ------------------------------------------
                                                 1997           1996           1995
                                             ------------   ------------   ------------
                                                           (in thousands)
Income:
     Dividends from bank subsidiaries......  $     41,428   $     30,936   $     35,653
     Other.................................        12,262          8,432          8,764
                                             ------------   ------------   ------------
                                                   53,690         39,368         44,417
Expenses...................................        13,043         11,663         12,824
                                             ------------   ------------   ------------
     Income before income taxes and equity
     in undistributed net income (loss) of
     subsidiaries..........................        40,647         27,705         31,593
Income tax benefit.........................        (2,192)        (3,162)        (3,249)
                                             ------------   ------------   ------------
                                                   42,839         30,867         34,842
Equity in undistributed net income (loss) of:
     Bank subsidiaries.....................        23,291         25,694         16,373
     Nonbank subsidiaries..................          (931)          (814)           397
                                             ------------   ------------   ------------
          Net Income.......................  $     65,199   $     55,747   $     51,612
                                             ============   ============   ============

CONDENSED STATEMENTS OF CASH FLOWS
----------------------------------

                                                                               Year Ended December 31
                                                                     ------------------------------------------
                                                                         1997            1996           1995
                                                                     ------------   ------------   ------------
                                                                                    (in thousands)
Cash Flows From Operating Activities:
    Net Income.....................................................  $     65,199   $     55,747   $     51,612

    Adjustments to Reconcile Net Income to
       Net Cash Provided by Operating Activities:
       Deferred income tax expense (benefit).......................           566           (211)           172
       Gain on sale of investment securities.......................        (5,191)        (2,801)        (3,151)
       Decrease (increase) in other assets.........................         2,366          2,708         (2,223)
       Increase in investment in subsidiaries......................       (22,361)       (24,880)       (16,770)
       Increase in other liabilities...............................         2,659            191          2,486
                                                                     ------------   ------------   ------------
           Total adjustments.......................................       (21,961)       (24,993)       (19,486)
                                                                     ------------   ------------   ------------
           Net cash provided by operating activities...............        43,238         30,754         32,126
                                                                     ------------   ------------   ------------

Cash Flows From Investing Activities:
       Investment in subsidiaries..................................       (20,283)        (4,025)       (12,851)
       Investment in real estate partnerships......................          (266)          (296)          (770)
       Proceeds from sales of investment securities................         7,756          5,827          6,333
       Purchase of investment securities...........................        (5,978)        (6,331)        (5,767)
       Proceeds from sales of fixed assets.........................             -              -          1,090
                                                                     ------------   ------------   ------------
           Net cash used in investing activities...................       (18,771)        (4,825)       (11,965)
                                                                     ------------   ------------   ------------

Cash Flows From Financing Activities:
       Net increase (decrease) in short-term borrowings............           889         (5,389)        (2,500)
       Dividends paid..............................................       (25,849)       (21,126)       (18,215)
       Net proceeds from issuance of common stock..................         1,865          2,171          3,714
       Acquisition of treasury stock...............................        (1,196)        (1,482)        (5,979)
                                                                     ------------   ------------   ------------
           Net used in financing activities........................       (24,291)       (25,826)       (22,980)
                                                                     ------------   ------------   ------------

Net Increase (Decrease) in Cash and Cash Equivalents...............           176            103         (2,819)
Cash and Cash Equivalents at Beginning of Year.....................             5            (98)         2,721
                                                                     ------------   ------------   ------------
Cash and Cash Equivalents at End of Year...........................  $        181   $          5   $        (98)
                                                                     ============   ============   ============
Supplemental Disclosures of Cash Flow Information:
    Cash paid during the year for:
      Interest.....................................................  $      3,416   $      3,508   $      4,289
      Income taxes.................................................  $     23,788   $     19,763   $     16,910

--------------------------------------------------------------------------------
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Fulton Financial Corporation:

We have audited the accompanying consolidated balance sheets of Fulton Financial Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of The Woodstown National Bank & Trust Company, which was acquired in 1997 in a transaction accounted for as a pooling of interests, as discussed in Note N. Such statements are included in the consolidated financial statements of Fulton Financial Corporation and reflect total assets of 6 percent in 1996, and interest income of 6 percent and 7 percent in 1996 and 1995, respectively, of the consolidated totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for The Woodstown National Bank & Trust Company, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Fulton Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP


Lancaster, Pennsylvania
January 23, 1998

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

The Board of Directors and Shareholders
The Woodstown National Bank and Trust Company
P. O. Box 248
Woodstown, NJ 08098

We have audited the accompanying consolidated statements of condition of The Woodstown National Bank and Trust Company and Subsidiary as of December 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Woodstown National Bank and Trust Company and Subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

PETRONI & ASSOCIATES



/s/ Nick L. Petroni
Certified Public Accountant

January 30, 1997

FULTON FINANCIAL CORPORATION
QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)
(In thousands, except per-share data)

                                                               Three Months Ended
                                          ------------------------------------------------------------
For the Year 1997                           March 31        June 30         Sept. 30        Dec. 31
------------------------------            -------------  -------------   -------------   -------------
Interest income...............            $      76,009  $      79,092   $      81,098   $      83,429
Interest expense..............                   32,187         33,437          35,049          36,345
                                          -------------  -------------   -------------   -------------
Net interest income...........                   43,822         45,655          46,049          47,084
Provision for loan losses.....                    1,818          1,641           1,930           2,353
Other income..................                   10,308          9,121          11,409          10,217
Other expenses................                   29,955         29,440          31,593          31,305
                                          -------------  -------------   -------------   -------------
Income before income taxes....                   22,357         23,695          23,935          23,643
Income taxes..................                    6,657          7,669           7,377           6,728
                                          -------------  -------------   -------------   -------------
Net income....................            $      15,700  $      16,026   $      16,558   $      16,915
                                          =============  =============   =============   =============
Per-share data:
     Net income (basic).......            $      0.39    $      0.40     $      0.41     $      0.42
     Net income (diluted).....            $      0.39    $      0.39     $      0.41     $      0.41
     Cash dividends...........            $      0.159   $      0.170    $      0.170    $      0.170


                                                              Three Months Ended
                                          --------------------------------------------------------
For the Year 1996                          March 31       June 30         Sept. 30        Dec. 31
------------------------------            ---------      ----------      ---------       ---------
Interest income...............            $  71,268      $   72,591      $  74,806       $  76,184
Interest expense..............               30,696          30,662         31,434          32,385
                                          ---------      ----------      ---------       ---------
Net interest income...........               40,572          41,929         43,372          43,799
Provision for loan losses.....                  742           1,031          1,669           2,119
Other income..................                8,596           7,990          8,680           9,717
Other expenses................               28,399          28,519         31,826          31,139
                                          ---------      ----------      ---------       ---------
Income before income taxes....               20,027          20,369         18,557          20,258
Income taxes..................                5,993           6,076          5,597           5,798
                                          ---------      ----------      ---------       ---------
Net income....................            $  14,034      $   14,293      $  12,960       $  14,460
                                          =========      ==========      =========       =========
Per-share data:
     Net income (basic).......            $   0.35       $    0.35       $   0.32        $   0.36
     Net income (diluted).....            $   0.35       $    0.35       $   0.32        $   0.36
     Cash dividends...........            $   0.137      $    0.152      $   0.152       $   0.153

Item 9.  Changes in and Disagreements with Accountants on
---------------------------------------------------------
         Accounting and Financial Disclosure
         -----------------------------------

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         Incorporated by reference herein is the information appearing under the heading "Information about Nominees and Continuing Directors" on pages 8 through 12 of the 1997 Proxy Statement and under the heading "Executive Officers" on pages 13 and 14 of the 1997 Proxy Statement.

Item 11.  Executive Compensation
--------------------------------

         Incorporated by reference herein is the information appearing under the heading "Executive Compensation" on pages 15 through 17 of the 1997 Proxy Statement and under the heading "Compensation of Directors" on page 13 of the 1997 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         Incorporated by reference herein is the information appearing under the heading "Voting of Shares and Principal Holders Thereof" on page 5 of the 1997 Proxy Statement and under the heading "Information about Nominees and Continuing Directors" on pages 8 through 12 of the 1997 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         Incorporated by reference herein is the information appearing under the heading "Transactions with Directors and Executive Officers" on pages 20 and 21 of the 1997 Proxy Statement, and the information appearing in Note D - Loans and Allowance for Loan Losses, of the Notes to Consolidated Financial Statements in
Item 8, "Financial Statements and Supplementary Data".

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a) The following documents are filed as part of this report:

    1. Financial Statements -- The following consolidated financial statements of Fulton Financial Corporation and subsidiaries are incorporated herein by reference in response to Item 8 above:

        (i)    Consolidated Balance Sheets - December 31, 1997 and 1996.

        (ii) Consolidated Statements of Income - Years ended December 31, 1997, 1996 and 1995.

        (iii) Consolidated Statements of Shareholders' Equity - Years ended December 31, 1997, 1996 and 1995.

        (iv) Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995.

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

    3. Exhibits -- The following is a list of the Exhibits required by Item 601 of Regulation S-K and filed as part of this report:

        (i) Articles of Incorporation as amended on April 13, 1990 and Bylaws of Fulton Financial Corporation, as amended on April 17, 1990 Incorporated by reference from Exhibits 19(a) and 19(b) of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1990.

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

        (v)    Consents of Independent Public Accountants

         (vi)   Financial Data Schedule

(b)  Reports on Form 8-K --

     1. Form 8-K dated March 7, 1997 reporting the merger of Fulton Financial Corporation and The Woodstown National Bank & Trust Company.

     2. Form 8-K dated March 31, 1997 reporting execution of a Merger Agreement between Fulton Financial Corporation and The Peoples Bank of Elkton.

     3. Form 8-K dated August 28, 1997 reporting execution of a Merger Agreement between Fulton Financial Corporation and Keystone Heritage Group, Inc.

     4. Form 8-K dated September 15, 1997 reporting the merger of Fulton Financial Corporation and The Peoples Bank of Elkton.

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

                                          FULTON FINANCIAL CORPORATION
                                          (Registrant)



Dated:  March 17, 1998                    By: /s/  Rufus A. Fulton, Jr.
                                              -----------------------------
                                                   Rufus A. Fulton, Jr.,
                                                   President and Chief
                                                   Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                   Capacity                               Date
---------                                   --------                               ----
/s/  Jeffrey G. Albertson                   Director                            March 17, 1998
------------------------------------
     Jeffrey G. Albertson


/s/  James P. Argires, M.D.                 Director                            March 17, 1998
------------------------------------
     James P. Argires, M.D.


                                            Director                            March 17, 1998
------------------------------------
     Donald M. Bowman, Jr.


/s/  Thomas D. Caldwell, Jr., Esq.          Director                            March 17, 1998
------------------------------------
     Thomas D. Caldwell, Jr., Esq.


/s/  Beth Ann L. Chivinski                  Senior Vice President               March 17, 1998
------------------------------------
     Beth Ann L. Chivinski                  and Controller
                                            (Principal Accounting Officer)

/s/  Harold D. Chubb                        Director                            March 17, 1998
------------------------------------
     Harold D. Chubb


/s/  William H. Clark, Jr.                  Director                            March 17, 1998
------------------------------------
     William H. Clark, Jr.


/s/  Frederick B. Fichthorn                 Director                            March 17, 1998
------------------------------------
     Frederick B. Fichthorn


                                            Director                            March 17, 1998
------------------------------------
     Patrick J. Freer


Signature                                   Capacity                           Date
---------                                   --------                           ----

/s/  Rufus A. Fulton, Jr.                   President, Chief Executive         March 17, 1998
-----------------------------------
     Rufus A. Fulton, Jr.                   Officer, and Director
                                            (Principal Executive Officer)


/s/  Eugene H. Gardner                      Director                           March 17, 1998
-----------------------------------
     Eugene H. Gardner


/s/  Robert D. Garner                       Chairman of the Board and          March 17, 1998
-----------------------------------
     Robert D. Garner                       Director


/s/  Daniel M. Heisey                       Director                           March 17, 1998
-----------------------------------
     Daniel M. Heisey


/s/  J. Robert Hess                         Director                           March 17, 1998
-----------------------------------
     J. Robert Hess


/s/  Carolyn R. Holleran                    Director                           March 17, 1998
-----------------------------------
     Carolyn R. Holleran


/s/  Clyde W. Horst                         Director                           March 17, 1998
-----------------------------------
     Clyde W. Horst


/s/  Samuel H. Jones, Jr.                   Director                           March 17, 1998
-----------------------------------
     Samuel H. Jones, Jr.


/s/  Bernard J. Metz, Sr.                   Director                           March 17, 1998
-----------------------------------
     Bernard J. Metz, Sr.


/s/  Charles J. Nugent                      Executive Vice President and       March 17, 1998
-----------------------------------
     Charles J. Nugent                      Chief Financial Officer
                                            (Principal Financial Officer)

/s/  Arthur M. Peters, Jr., Esq.            Director                           March 17, 1998
-----------------------------------
     Arthur M. Peters, Jr., Esq.


/s/  Stuart H. Raub, Jr.                    Director                           March 17, 1998
-----------------------------------
     Stuart H. Raub, Jr.


/s/  William E. Rusling                     Director                           March 17, 1998
-----------------------------------
     William E. Rusling


/s/  Mary Ann Russell                       Director                           March 17, 1998
-----------------------------------
     Mary Ann Russell


Signature                                   Capacity                           Date
---------                                   --------                           ----

/s/  John O. Shirk, Esq.                    Director                           March 17, 1998
-----------------------------------
     John O. Shirk, Esq.


/s/  James K. Sperry                        Executive Vice President and       March 17, 1998
-----------------------------------
     James K. Sperry                        Director


/s/  Kenneth G. Stoudt                      Director                           March 17, 1998
-----------------------------------
     Kenneth G. Stoudt

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

13.      Annual Report to Shareholders for the year ended December 31, 1997.

21.      Subsidiaries of the Registrant.

23.      Consents of Independent Public Accountants.

27.      Financial Data Schedule.