Form 10-Q
period 1998-03-31
FULTON FINANCIAL CORP
filed 1998-05-12
CIK 700564

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20459
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended       March 31, 1998             , or
                                          -------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________________ to _________________


                           Commission File No. 0-10587
                                               -------


                          FULTON FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                                  23-2195389
--------------------------------------------------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                      Identification No.)


        One Penn Square, P.O. Box 4887 Lancaster, Pennsylvania       17604
     ------------------------------------------------------------------------
        (Address of principal executive offices)                  (Zip Code)

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

Common Stock, $2.50 Par Value -- 47,941,520 shares outstanding as of April 30,
------------------------------------------------------------------------------
1998.
----

                  FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998


                                      INDEX
                                      -----



     Description                                                           Page
     -----------                                                           ----

     PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited):

     (a) Consolidated Balance Sheets -
         March 31, 1998 and December 31, 1997.................................3

     (b) Consolidated Statements of Income -
         Three months ended March 31, 1998 and 1997...........................4

     (c) Consolidated Statements of Shareholders' Equity -
         Three months ended March 31, 1998 and 1997...........................5

     (d) Consolidated Statements of Cash Flows -
         Three months ended March 31, 1998 and 1997...........................6

     (e) Notes to Consolidated Financial Statements - March 31, 1998..........7


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations..................10


     PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K...............................17



     SIGNATURES..............................................................18

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)


                                                                                          March 31          December 31
                                                                                            1998               1997
                                                                                       ---------------     --------------
ASSETS
-------------------------------------------------------------------------------------------------------------------------
Cash and due from banks .............................................................. $     206,797       $     197,006
Interest-bearing deposits with other banks ...........................................         3,049               1,242
Federal funds sold....................................................................        49,260                   -
Mortgage loans held for sale .........................................................         4,973               1,946
Investment securities:
     Held to maturity (Fair value: $285,619 in 1998 and $334,145 in 1997) ............       284,517             333,351
     Available for sale ..............................................................       744,381             658,243

Loans ................................................................................     3,769,379           3,796,706
     Less:  Allowance for loan losses ................................................       (56,054)            (55,593)
            Unearned income ..........................................................        (9,964)             (9,968)
                                                                                       ---------------     --------------
                         Net Loans ...................................................     3,703,361           3,731,145
                                                                                       ---------------     --------------

Premises and equipment ...............................................................        70,152              69,615
Accrued interest receivable ..........................................................        30,782              30,539
Other assets .........................................................................        82,870              88,302
                                                                                       ---------------     --------------

                         Total Assets ................................................ $   5,180,142       $   5,111,389
                                                                                       ===============     ==============


LIABILITIES
-------------------------------------------------------------------------------------------------------------------------
Deposits:
     Noninterest-bearing ............................................................. $     632,528       $     631,784
     Interest-bearing ................................................................     3,566,325           3,546,234
                                                                                       ---------------     --------------
                         Total Deposits ..............................................     4,198,853           4,178,018
                                                                                       ---------------     --------------

Short-term borrowings:
     Securities sold under agreements to repurchase...................................       175,042             170,035
     Federal funds purchased..........................................................             -              73,211
     Demand notes of U.S. Treasury ...................................................         4,846               5,661
                                                                                       ---------------     --------------
                         Total Short-Term Borrowings .................................       179,888             248,907
                                                                                       ---------------     --------------

Accrued interest payable .............................................................        33,901              31,491
Other liabilities ....................................................................        75,337              59,500
Long-term debt .......................................................................       134,063              50,045
                                                                                       ---------------     --------------
                         Total Liabilities ...........................................     4,622,042           4,567,961
                                                                                       ---------------     --------------


SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------
Common stock ($2.50 par)
     Shares:   Authorized 200,000,000
               Issued 59,950,786 (59,907,649 in 1997)
               Outstanding 59,901,335 (59,841,488 in 1997)............................       119,902             119,816
Capital surplus ......................................................................       314,754             315,322
Retained earnings ....................................................................        93,915              81,890
Accumulated other comprehensive income................................................        30,498              27,699
Treasury stock, at cost (49,451 shares in 1998 and 66,161 shares in 1997).............          (969)             (1,299)
                                                                                       ---------------     --------------
                         Total Shareholders' Equity ..................................       558,100             543,428
                                                                                       ---------------     --------------

                         Total Liabilities and Shareholders' Equity .................. $   5,180,142       $   5,111,389
                                                                                       ===============     ==============


--------------------------------------------------------------------------------
See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)


                                                                                           Three Months Ended March 31
                                                                                     --------------------------------------
                                                                                           1998                 1997
                                                                                     -----------------     ----------------
INTEREST INCOME
---------------------------------------------------------------------------------------------------------------------------
Loans, including fees .............................................................  $        80,523       $        74,334
Investment securities:
     Taxable ......................................................................           12,778                11,670
     Tax-exempt ...................................................................              715                   975
     Dividends ....................................................................              827                   636
Federal funds sold ................................................................              206                    91
Interest-bearing deposits with other banks ........................................               53                    50
                                                                                     -----------------     ----------------
                          Total Interest Income ...................................           95,102                87,756


INTEREST EXPENSE
---------------------------------------------------------------------------------------------------------------------------
Deposits ..........................................................................           37,525                34,079
Short-term borrowings .............................................................            2,336                 2,268
Long-term debt ....................................................................            1,220                   965
                                                                                     -----------------     ----------------
                         Total Interest Expense ...................................           41,081                37,312
                                                                                     -----------------     ----------------
                         Net Interest Income ......................................           54,021                50,444
PROVISION FOR LOAN LOSSES .........................................................            1,501                 1,818
                                                                                     -----------------     ----------------
                         Net Interest Income After Provision for Loan Losses ......           52,520                48,626
                                                                                     -----------------     ----------------


OTHER INCOME
---------------------------------------------------------------------------------------------------------------------------
Investment management and trust services...........................................            2,967                 2,656
Service charges on deposit accounts ...............................................            4,423                 4,098
Other service charges and fees ....................................................            2,763                 2,494
Gain on sale of mortgage loans ....................................................              805                   443
Investment securities gains .......................................................            3,382                 2,154
                                                                                     -----------------     ----------------
                                                                                              14,340                11,845

OTHER EXPENSES
---------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits ....................................................           19,897                19,214
Net occupancy expense .............................................................            3,031                 3,038
Equipment expense .................................................................            2,359                 2,229
FDIC assessment expense ...........................................................              181                   166
Special services ..................................................................            2,057                 1,836
Other .............................................................................            9,329                 8,270
                                                                                     -----------------     ----------------
                                                                                              36,854                34,753
                                                                                     -----------------     ----------------
                         Income Before Income Taxes ...............................           30,006                25,718
INCOME TAXES.......................................................................            9,406                 7,680
                                                                                     -----------------     ----------------
                         Net Income ...............................................  $        20,600       $        18,038
                                                                                     =================     ================

---------------------------------------------------------------------------------------------------------------------------
PER-SHARE DATA:
Net income (basic).................................................................  $        0.34         $        0.30
Net income (diluted)...............................................................  $        0.34         $        0.30
Cash dividends ....................................................................  $        0.143        $        0.123


--------------------------------------------------------------------------------
See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1998 AND 1997



                                                                                                                 Accumulated
                                                                                                                    Other
                                                                                                                  Comprehen-
                                                                   Common           Capital       Retained          sive
(Dollars in thousands, except per-share data)                       Stock           Surplus       Earnings         Income
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997................................... $    119,816    $    315,322   $     81,890    $     27,699
Comprehensive income:
     Net income................................................                                      20,600
     Other comprehensive income - unrealized gain on
          securities (net of taxes)............................                                                       2,799
          Total comprehensive income...........................

Stock issued (104,223 shares, including
     61,085 shares of treasury stock)..........................           86            (568)
Acquisition of treasury stock (44,375 shares)..................
Cash dividends - $0.143 per share..............................                                      (8,575)
                                                                ------------------------------------------------------------

Balance at March 31, 1998...................................... $    119,902    $    314,754   $     93,915    $     30,498
                                                                ============================================================

Balance at December 31, 1996................................... $    110,380    $    240,095   $    121,578    $      9,846
Comprehensive income:
     Net income................................................                                      18,038
     Other comprehensive income - unrealized loss on
          securities (net of taxes)............................                                                        (893)
          Total comprehensive income...........................

Stock issued (97,398 shares)...................................          176              52
Cash dividends - $0.123 per share..............................                                      (7,327)
                                                                ------------------------------------------------------------

Balance at March 31, 1997...................................... $    110,556    $    240,147   $    132,289    $      8,953
                                                                ============================================================


                                                                    Treasury
(Dollars in thousands, except per-share data)                         Stock             Total
---------------------------------------------------------------------------------------------------
Balance at December 31, 1997...................................  $      (1,299)    $      543,428
Comprehensive income:
     Net income................................................                            20,600
     Other comprehensive income - unrealized gain on
          securities (net of taxes)............................                             2,799
                                                                                   ----------------
          Total comprehensive income...........................                            23,399
                                                                                   ----------------

Stock issued (104,223 shares, including
     61,085 shares of treasury stock)..........................          1,442                960
Acquisition of treasury stock (44,375 shares)..................         (1,112)            (1,112)
Cash dividends - $0.143 per share..............................                            (8,575)
                                                                -----------------------------------

Balance at March 31, 1998......................................  $        (969)    $      558,100
                                                                ===================================

Balance at December 31, 1996...................................  $        (103)    $      481,796
Comprehensive income:
     Net income................................................                            18,038
     Other comprehensive income - unrealized loss on
          securities (net of taxes)............................                              (893)
                                                                                   ----------------
          Total comprehensive income...........................                            17,145
                                                                                   ----------------

Stock issued (97,398 shares)...................................                               228
Cash dividends - $0.123 per share..............................                            (7,327)
                                                                -----------------------------------

Balance at March 31, 1997......................................  $        (103)    $      491,842
                                                                ===================================


--------------------------------------------------------------------------------
See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(In thousands)


                                                                                              Three Months Ended
                                                                                                   March 31
                                                                                       ----------------------------------
                                                                                            1998               1997
                                                                                       ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income........................................................................$      20,600      $      18,038

     Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses ...................................................        1,501              1,818
          Depreciation and amortization of premises and equipment .....................        2,234              2,057
          Net amortization of investment security premiums ............................           59                117
          Investment security gains ...................................................       (3,382)            (2,154)
          Net (increase) decrease in mortgage loans held for sale......................       (3,027)             6,000
          Amortization of intangible assets ...........................................          395                389
          (Increase) decrease in accrued interest receivable ..........................         (243)             1,017
          Decrease in other assets ....................................................        3,601              3,959
          Increase in accrued interest payable ........................................        2,410              3,326
          Increase in other liabilities................................................        3,365              6,894
                                                                                       ---------------    ---------------
               Total  adjustments......................................................        6,913             23,423
                                                                                       ---------------    ---------------
               Net cash provided by operating activities ..............................       27,513             41,461
                                                                                       ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of securities available for sale .............................        7,844             56,220
     Proceeds from maturities of securities held to maturity ..........................       54,163             72,549
     Proceeds from maturities of securities available for sale ........................       46,475              9,957
     Purchase of securities held to maturity ..........................................       (5,338)            (2,086)
     Purchase of securities available for sale ........................................     (120,418)           (88,132)
     Increase in short-term investments ...............................................      (51,067)            (3,255)
     Net decrease (increase) in loans .................................................       26,283            (96,726)
     Purchase of premises and equipment................................................       (2,771)            (3,038)
                                                                                       ---------------    ---------------
               Net cash used in investing activities ..................................      (44,829)           (54,511)
                                                                                       ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in demand and savings deposits ...........................        7,847             (9,627)
     Net increase in time deposits ....................................................       12,988            108,449
     Increase in long-term debt........................................................       84,018              8,424
     Decrease in short-term borrowings ................................................      (69,019)           (69,815)
     Dividends paid ...................................................................       (8,575)            (6,810)
     Net proceeds from issuance of common stock .......................................          960                228
     Acquisition of treasury stock ....................................................       (1,112)                 -
                                                                                       ---------------    ---------------
               Net cash provided by financing activities...............................       27,107             30,849
                                                                                       ---------------    ---------------

     Net Increase in Cash and Due From Banks ..........................................        9,791             17,799
     Cash and Due From Banks at Beginning of Period ...................................      197,006            203,523
                                                                                       ---------------    ---------------
     Cash and Due From Banks at End of Period .........................................$     206,797      $     221,322
                                                                                       ===============    ===============

     Supplemental Disclosures of Cash Flow Information
     Cash paid during the period for:
          Interest ....................................................................$      38,671      $      33,986
          Income taxes ................................................................          500                  -


--------------------------------------------------------------------------------
     See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE B - 5-for-4 Stock Split

The Board of Directors announced a 5-for-4 stock split on April 14, 1998. This stock split will be paid in the form of a 25% stock dividend on May 27, 1998 to shareholders of record as of May 6, 1998. All share and per-share information has been restated to reflect the effect of this stock split.

NOTE C - Net Income Per Share

The Corporation adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (Statement 128), on December 31, 1997. Statement 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. The Corporation's basic net income per share is calculated as net income divided by the weighted average number of shares outstanding. For diluted net income per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation's common stock equivalents consist solely of outstanding stock options.

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows (in thousands):

                                                       1998            1997
                                                       ----            ----

Weighted average shares outstanding (basic)........    59,876         59,711
Impact of common stock equivalents.................       523            409
                                                     --------       --------
Weighted average shares outstanding (diluted)......    60,399         60,120
                                                     ========       ========


NOTE D - Mergers and Acquisitions

Keystone Heritage Group, Inc. - On March 27, 1998, the Corporation completed its acquisition of Keystone Heritage Group, Inc. (Keystone Heritage), a $650 million bank holding company located in Lebanon, Pennsylvania. As provided under the terms of the merger agreement, each of the approximately 4.0 million shares of Keystone Heritage's common stock was exchanged for 2.288 shares of the Corporation's common stock. In addition, each of the 70,000 options to acquire Keystone Heritage stock was converted to options to acquire the Corporation's stock. The Corporation issued 9.1 million shares of its common stock in connection with the merger, which was accounted for as a pooling of interests.

As a result of the acquisition, Keystone Heritage was merged with and into the Corporation. Its sole banking subsidiary, Lebanon Valley National Bank (Lebanon Valley), was merged with Farmers Trust Bank, one of the Corporation's existing affiliate banks, to become Lebanon Valley Farmers Bank. Lebanon Valley's deposits, loans and branches located in Lancaster and Dauphin Counties were transferred to Fulton Bank as a result of the merger.

The following table sets forth selected unaudited financial data for the Corporation and Keystone Heritage for the period January 1, 1998 through March 27, 1998:


                                           Fulton              Keystone
                                         Financial             Heritage
                                        Corporation          Group, Inc.
                                      ---------------      ---------------

Net interest income.................. $        47,466      $         6,555
Other income.........................          13,032                1,308
                                      ---------------      ---------------

Total income......................... $        60,498      $         7,863
                                      ===============      ===============

Net income........................... $        19,066      $         1,534
                                      ===============      ===============

The effect of the merger on the Corporation's previously reported revenues, net income and net income per share for the three months ended March 31, 1997 follows:

                                         Fulton       Keystone
                                       Financial      Heritage
                                      Corporation    Group, Inc.    Restated
                                     -------------  -------------  -----------

Net interest income................  $     43,822   $     6,622    $   50,444
Other income.......................        10,308         1,537        11,845
                                     ------------   -----------    ----------

Total income.......................  $     54,130   $     8,159    $   62,289
                                     ============   ===========    ==========

Net income.........................  $     15,700   $     2,338    $   18,038
                                     ============   ===========    ==========

Net income per share (basic).......  $       0.31   $      0.59    $     0.30
                                     ============   ===========    ==========
Net income per share (diluted).....  $       0.31   $      0.58    $     0.30
                                     ============   ===========    ==========

The Peoples Bank of Elkton - On August 31, 1997, the Corporation completed its acquisition of The Peoples Bank of Elkton (Elkton) of Elkton, Maryland. As provided under the terms of the merger agreement, Elkton became a wholly-owned subsidiary of the Corporation and each of the outstanding shares of the common stock of Elkton was converted into 5.198 shares of the Corporation's common stock. The Corporation issued 1.2 million shares of its common stock in connection with the merger, which was accounted for as a pooling of interests. Elkton, with approximately $103 million in assets as of March 31, 1998, operates two branch offices in Cecil County, Maryland. As a result of the merger, Elkton became the Corporation's second banking subsidiary in Maryland and eleventh overall.

The Woodstown National Bank & Trust Company - On February 28, 1997, the Corporation completed its acquisition of The Woodstown National Bank & Trust Company (Woodstown) of Woodstown, New Jersey. As provided under the terms of the merger agreement, Woodstown became a wholly-owned subsidiary of the Corporation and each of the outstanding shares of Woodstown common stock was converted into 2.2 shares of the Corporation's common stock. The Corporation issued 4.0 million shares of its common stock in connection with the merger, which was accounted for as a pooling of interests. Woodstown, with approximately $275 million in total assets as of March 31, 1998, operates seven branch offices in Salem and Gloucester Counties. As a result of the merger, Woodstown became the Corporation's second banking subsidiary in New Jersey and tenth overall.

Ambassador Bank of the Commonwealth. - On January 26, 1998, the Corporation entered into a merger agreement to acquire Ambassador Bank of the Commonwealth (Ambassador) of Allentown, Pennsylvania. Ambassador is a $275 million bank, which operates eight community banking offices in Lehigh and Northampton counties.

Under the terms of the merger agreement, each of the 1.9 million shares of Ambassador's common stock will be exchanged for 1.4 shares of the Corporation's common stock. In addition, the 417,000 options and warrants to acquire Ambassador stock will be exchanged for approximately 409,000 shares of the Corporation's common stock. The acquisition is subject to approval by bank regulatory authorities and Ambassador shareholders. The transaction is expected to be completed in the third quarter of 1998 and will be accounted for as a pooling of interests. As a result of the acquisition, Ambassador will be merged with and into Lafayette Bank, one of the Corporation's existing affiliate banks.

NOTE E - Reporting Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130), was issued in July, 1997. Statement 130 established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of Statement 130 is to report a measure of all changes in equity that result from economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. Statement 130 is effective for fiscal years beginning after December 15, 1997 and was adopted by the Corporation in the first quarter of 1998.

NOTE F - New Accounting Standards

Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement
125), was issued in 1996 and was effective for 1997. SFAS No. 127 (Statement
127) was also issued in 1996 and amended Statement 125 by deferring for one year the effective date for certain provisions of Statement 125. The Corporation adopted the applicable provisions of Statement 125 on January 1, 1997 and the remaining provisions on January 1, 1998. There was no material financial statement impact.

Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" (Statement 132), was issued in February, 1998. Statement 132 revises the required disclosures by employers with respect to pensions and other postretirement plans which were previously addressed by Statements 87, 88 and 106. Statement 132 does not change the measurement or recognition of expense of such plans, but requires additional disclosures about changes in benefit obligations and fair values of plan assets. Statement 132 is effective for years beginning after December 31, 1997. The Corporation will adopt the new disclosure requirements in its financial statements and footnotes for the year ending December 31, 1998.

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

The Corporation has made, and may continue to make, certain forward-looking statements with respect to its management of net interest income and margin and its progress in addressing the Year 2000 problem. The Corporation cautions that these forward-looking statements are subject to various assumptions, risks and uncertainties. Because of the possibility of change in these assumptions, risks and uncertainties, actual results could differ materially from forward-looking statements.

In addition to the factors identified herein, the following could cause actual results to differ materially from such forward looking statements: pricing pressures on loan and deposit products, actions of bank and nonbank competitors, changes in local and national economic conditions, changes in regulatory requirements and regulatory oversight of the Corporation, actions of the Federal Reserve Board, the Corporation's success in merger and acquisition integration and the progress of the Corporation in its efforts to ensure Year 2000 compliance.

The Corporation's forward-looking statements are relevant only as of the date on which such statements are made. By making any forward-looking statements, the Corporation assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

MERGER AND ACQUISITIONS
-----------------------

Keystone Heritage Group, Inc. - On March 27, 1998, the Corporation completed its acquisition of Keystone Heritage Group, Inc. (Keystone Heritage), a $650 million bank holding company located in Lebanon, Pennsylvania. As provided under the terms of the merger agreement, each of the approximately 4.0 million shares of Keystone Heritage's common stock was exchanged for 2.288 shares of the Corporation's common stock. In addition, each of the 70,000 options to acquire Keystone Heritage stock was converted to options to purchase the Corporation's stock. The Corporation issued 9.1 million shares of its common stock in connection with the merger, which was accounted for as a pooling of interests.

As a result of the acquisition, Keystone Heritage was merged with and into the Corporation. Its sole banking subsidiary, Lebanon Valley National Bank (Lebanon Valley), was merged with Farmers Trust Bank, one of the Corporation's existing affiliate banks, to become Lebanon Valley Farmers Bank. Lebanon Valley's deposits, loans and branches located in Lancaster and Dauphin Counties were transferred to Fulton Bank as a result of the merger.

The Peoples Bank of Elkton - On August 31, 1997, the Corporation completed its acquisition of The Peoples Bank of Elkton (Elkton) of Elkton, Maryland. As provided under the terms of the merger agreement, Elkton became a wholly-owned subsidiary of the Corporation and each of the outstanding shares of the common stock of Elkton was converted into 5.198 shares of the Corporation's common stock. The Corporation issued 1.2 million shares of its common stock in connection with the merger, which was accounted for as a pooling of interests. Elkton, with approximately $103 million in assets as of March 31, 1998, operates two branch offices in Cecil County, Maryland. As a result of the merger, Elkton became the Corporation's second banking subsidiary in Maryland and eleventh overall.

The Woodstown National Bank & Trust Company - On February 28, 1997, the Corporation completed its acquisition of The Woodstown National Bank & Trust Company (Woodstown) of Woodstown, New Jersey. As provided under the terms of the merger agreement, Woodstown became a wholly-owned subsidiary of the Corporation and each of the outstanding shares of Woodstown common stock was converted into
2.2 shares of the Corporation's common stock. The Corporation issued 4.0 million shares of its common stock in connection with the merger, which was accounted for as a pooling of interests. Woodstown, with approximately $275 million in total assets as of March 31, 1998, operates seven branch offices in Salem and Gloucester Counties. As a result of the merger, Woodstown became the Corporation's second banking subsidiary in New Jersey and tenth overall.

Ambassador Bank of the Commonwealth. - On January 26, 1998, the Corporation entered into a merger agreement to acquire Ambassador Bank of the Commonwealth (Ambassador) of Allentown, Pennsylvania. Ambassador is a $275 million bank, which operates eight community banking offices in Lehigh and Northampton counties.

Under the terms of the merger agreement, each of the 1.9 million shares of Ambassador's common stock will be exchanged for 1.4 shares of the Corporation's common stock. In addition, the 417,000 options and warrants to acquire Ambassador stock will be exchanged for approximately 409,000 shares of the Corporation's common stock. The acquisition is subject to approval by bank regulatory authorities and Ambassador shareholders. The transaction is expected to be completed in the third quarter of 1998 and will be accounted for as a pooling of interests. As a result of the acquisition, Ambassador will be merged with and into Lafayette Bank, one of the Corporation's existing affiliate banks.

RESULTS OF OPERATIONS
---------------------

Quarter ended March 31, 1998 versus Quarter ended March 31, 1997
----------------------------------------------------------------

Fulton Financial Corporation's net income for the first quarter of 1998 increased $2.6 million, or 14.2%, in comparison to net income for the first quarter of 1997. First quarter net income of $20.6 million, or $0.34 per share (basic and diluted), represented a return on average assets (ROA) of 1.64% and a return on average equity (ROE) of 15.24%. This compares to 1997 net income of $18.0 million, or $0.30 per share (1.56% ROA and 14.99% ROE).

The increase in net income was a result of the continued steady growth of net interest income and significantly higher other income. Increases in both income categories continued to outpace the growth rate of operating expenses.

Net Interest Income
-------------------

Net interest income increased $3.6 million, or 7.1%, for the quarter. Overall, this increase was a result of growth in the Corporation's balance sheet. The following tables summarize the components of this increase as well as the changes in average interest-earning assets and interest-bearing liabilities and the average interest rates thereon. All dollar amounts are in thousands.

                                                                 Change
                                                           -------------------
                                       1998       1997      Dollar    Percent
                                    ---------- ----------  --------   --------

Interest income ..................  $ 95,102   $ 87,756    $  7,346      8.4%
Interest expense..................    41,081     37,312       3,769     10.1
                                    ---------- ----------  --------   --------
Net interest income...............  $ 54,021   $ 50,444    $  3,577      7.1%
                                    ========== ==========  ========   ========

                                                    1998       1997    % Change
                                                 ---------- ---------- --------

Average interest-earning assets................. $4,748,329 $4,384,732   8.3%
Yield on earning assets.........................     8.12%      8.12%    0.0%

Average interest-bearing liabilities............ $3,860,293 $3,584,155   7.7%
Cost of interest-bearing liabilities............     4.32%      4.22%    2.4%

Net interest margin (fully taxable equivalent)..     4.67%      4.72%   (1.1%)

The 8.4% increase in interest income was due primarily to an increase in average interest-earning assets. The average yield on earning assets was 8.12% for both quarterly periods, reflecting the generally stable interest rate environment over the period. The majority of the growth in average interest-earning assets was realized in the loan portfolio, which grew 8.8% compared to the first quarter of 1997. Loan growth was realized mostly in commercial mortgages and consumer loans. Loan growth was generally a result of favorable economic conditions in the Corporation's markets.

The 10.1% increase in interest expense was a result of an increase in average interest-bearing liabilities as well as a 10 basis point increase in the average cost. Average deposits increased $303 million or 7.8%. Most of this increase was in certificates of deposit with original maturities of three years or less. The average balance of these CD's increased $203 million or 16.3%. The Corporation also realized strong growth in non-interest bearing demand deposits, which increased $51.7 million or 10%. See "Liquidity and Interest Rate Risk" below for additional discussion of the Corporation's asset/liability management function.

Provision and Allowance for Loan Losses
---------------------------------------

The following table summarizes loans outstanding (including unearned income) as of the dates shown:

                                                  March 31     December 31
                                                    1998           1997
                                               -------------  ------------
                                                     (in thousands)


Commercial, financial and agricultural......   $     549,245  $    518,034
Real estate - construction..................         133,781       143,593
Real estate - mortgage......................       2,354,845     2,407,915
Consumer ...................................         681,090       671,171
Leasing and other...........................          50,418        55,993
                                               -------------  ------------

   Totals...................................   $   3,769,379  $  3,796,706
                                               =============  ============

The following table summarizes the activity in the Corporation's allowance for loan losses:


                                                                         Three Months Ended March 31
                                                                    ------------------------------------
                                                                         1998                  1997
                                                                    ---------------      ---------------
                                                                               (in thousands)
Loans outstanding at end of period................................  $     3,759,415      $     3,545,824
                                                                    ===============      ===============
Daily average balance of loans and leases.........................  $     3,799,940      $     3,492,879
                                                                    ===============      ===============
Balance of allowance for loan losses
    at beginning of period........................................  $        55,593      $        52,528

Loans charged-off:
    Commercial, financial and agricultural........................              399                  448
    Real estate - mortgage........................................              202                  124
    Consumer......................................................              978                  836
    Leasing and other.............................................               20                    1
                                                                    ---------------      ---------------
    Total loans charged-off.......................................            1,599                1,409
                                                                    ---------------      ---------------

Recoveries of loans previously charged-off:
    Commercial, financial and agricultural........................              166                  202
    Real estate - mortgage........................................               61                  311
    Consumer......................................................              331                  392
    Leasing and other.............................................                1                    1
                                                                    ---------------      ---------------
    Total recoveries..............................................              559                  906
                                                                    ---------------      ---------------

Net loans charged-off.............................................            1,040                  503

Provision for loan losses.........................................            1,501                1,818
                                                                    ---------------      ---------------
Balance at end of period..........................................  $        56,054      $        53,843
                                                                    ===============      ===============

Net charge-offs to average loans (annualized).....................            0.11%                0.06%
                                                                    ===============      ===============
Allowance for loan losses to loans outstanding....................            1.49%                1.52%
                                                                    ===============      ===============


The provision for loan losses for the quarter ended March 31, 1998 was $1.5 million, a $317,000 or 17.4% decrease from $1.8 million for the same period of 1997. As shown in the preceding table, net charge-offs as a percentage of average loans outstanding was 0.11% for the first quarter of 1998 as compared to 0.06% in the first quarter of 1997. The increase was due mainly to slightly higher charge-offs on consumer loans and lower recoveries on real estate loans. Although the charge-off percentage was higher for 1998, the ratio is still consistent with that experienced by the Corporation over the past several years. The allowance for loan losses as a percentage of gross loans (net of unearned income) decreased slightly to 1.49% at March 31, 1998 from 1.52% at March 31, 1997.

The following table summarizes the Corporation's non-performing assets as of March 31, 1998 and December 31, 1997:
                                                March 31           Dec. 31
(Dollars in thousands)                            1998               1997
                                             ---------------    ---------------

Nonaccrual loans...........................  $      19,877      $      20,074
Loans 90 days past due and accruing........          8,553              9,963
Other real estate owned....................          1,510              1,292
                                             ---------------    ---------------
Total non-performing assets................  $      29,940      $      31,329
                                             ===============    ===============

Non-performing assets/Total assets.........         0.58%              0.61%
Non-performing assets/Gross loans..........         0.76%              0.79%

Since December 31, 1997, the Corporation's total nonperforming assets decreased $1.4 million or 4.4%. Management considers various factors in assessing the adequacy of the allowance for loan losses and determining the provision for the period. Among these are the mix and risk characteristics of loan types in the portfolio, charge-off history, risk classification of significant credits, adequacy of collateral, the amount of the allowance that is not specifically allocated to individual loans, and the balance of the allowance relative to total and nonperforming loans. In management's opinion, based on its consideration of these factors, the allowance for loan losses of $56.1 million at March 31, 1998 is adequate.

Other Income
------------

Other income for the quarter ended March 31, 1998 was $14.3 million. This was an increase of $2.5 million or 21.1% over the comparable period in 1997. Of this increase, $1.2 million was a result of higher investment security gains. Management monitors the Corporation's available for sale securities and makes periodic purchase and sale decisions based on current and expected market conditions. In the first quarter of 1998, certain investments in stock of other financial institutions were sold due to management's assessment of current market conditions.

Excluding investment security gains, other income increased $1.3 million or 13.1%. Trust department income ($311,000, or 11.7%, increase) and service charges on deposit accounts ($325,000, or 7.9%, increase) accounted for a portion of this growth as a result of the continued expansion of investment management and trust services, changes in deposit fee structures at certain affiliate banks and an increase in fee-based deposits. Gains on sales of mortgage loans increased $362,000 or 81.7% as relatively low interest rates caused an increase in refinance volume.

Other Expenses
--------------

Total other expenses for the first quarter of 1998 increased $2.1 million, or 6.0%, to $36.9 million from $34.8 million in the comparable period of 1997.

Salaries and employee benefits increased $683,000 or 3.6% in comparison to the first quarter of 1997. Adjusting 1997 for $600,000 in non-recurring expenses for post-employment benefits results in a $1.3 million or 6.9% increase in salaries and benefits in 1998. Additional staff expenses were incurred to facilitate the conversion and transition of Lebanon Valley. Average full-time equivalent (FTE) employees increased from 2,177 in 1997 to 2,230 in 1998, resulting in approximately $450,000 of additional expense. The number of FTE's has been declining since January as Lebanon Valley employees are absorbed into the Corporation. The remaining increase in salaries and benefits, $833,000 or 4.5%, is consistent with the Corporation's goals and reflects continued growth.

Equipment expense increased $130,000 or 5.8% and special services, which represents the costs of data processing, increased $221,000 or 12.0%. Both of these increases were a result of technology initiatives of the Corporation.

Other expenses increased $1.1 million or 12.8% in 1998 to $9.3 million as compared to $8.3 million for the same period in 1997. The Corporation incurred $870,000 and $620,000 in non-recurring merger related expenses in 1998 and 1997, respectively. Excluding these expenses other expenses increased $809,000 or 10.6%. This increase was due mainly to the growth of the Corporation

Income Taxes
------------

Income tax expense for the quarter was $9.4 million as compared to $7.7 million for the comparable period in 1997, a $1.7 million or 22.5% increase. The effective tax rate for 1998 was 31.3% as compared to 29.9% for 1997. Excluding the impact of $870,000 in non-deductible merger-related expenses, the 1998 effective tax rate was 30.5%. The increase in the effective tax rate from 1997 was a result of a reduction in the Corporation's investments in tax-free municipal bonds, offset by an increase in net tax credits on investments in low and moderate income housing to $660,000 in 1998 from $570,000 in 1997.

FINANCIAL CONDITION
-------------------

At March 31, 1998, the Corporation had total assets of $5.2 billion, reflecting an increase of $69.8 million, or 1.4%, over December 31, 1997. The Corporation's loan portfolio actually decreased by $27 million since December 31, 1997. This net decrease was mainly a result of low interest rates increasing refinance activity. The Corporation's adjustable rate mortgage portfolio decreased by $102 million or 24%. Any of these loans refinanced through the Corporation at fixed rates were sold in the secondary market. This runoff of residential mortgages was partially offset by commercial mortgage and consumer loan growth.

The net decrease in loans and a $21 million increase in deposits provided excess funds to the Corporation during the first quarter of 1998. In addition, in March, 1998, the Corporation borrowed $90 million in long-term fixed-rate advances from the Federal Home Loan Bank. This borrowing was done to take advantage of the relatively low interest rate environment and to adjust the interest rate sensitivity of the Corporation's liabilities. With the net decrease in loans, these borrowed funds were used to eliminate the Corporation's federal funds purchased balance, which was $73.2 million at December 31, 1997. Remaining funds were temporarily invested in federal funds sold to maintain a liquid funding source for future loan growth.

Other liabilities increased $16.9 million or 28.9% as a result of the purchases of investment securities which did not settle until after the end of the quarter. Such purchases totaled approximately $12.5 million at March 31, 1998.

Liquidity and Interest Rate Risk
--------------------------------

Interest rate risk creates exposure in two primary areas. First, changes in rates have an impact on the Corporation's liquidity position and could affect its ability to meet obligations and continue to grow. Secondly, movements in interest rates can create fluctuations in the Corporation's net income.

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

Adequate liquidity is provided by cash, short-term investments, securities available for sale and scheduled payments and maturities of loans receivable and securities held to maturity. Liquidity is also provided by deposits and short and long-term borrowings.

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

The Corporation's policy provides for the six-month gap position to be maintained between 0.85 and 1.15. The Corporation was positioned within this range throughout the first three months of 1998.

Capital Resources
-----------------

Shareholders' equity increased $14.7 million or 2.7% during the first quarter of 1998. This increase was a result of net income for the quarter -- offset by the normal quarterly dividend to shareholders -- and an increase in the value of the Corporation's available for sale investment securities.

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

As of March 31, 1998, the Corporation and each of its subsidiaries met the minimum capital requirements. In addition, the Corporation and each of its subsidiaries' capital ratios exceeded the amounts required to be considered "well-capitalized" as defined in the regulations.

The Corporation's total and Tier I risk-based capital ratios have generally placed the Corporation near the middle of its self-defined peer group over the past year. The Corporation's ratio of Tier 1 capital to average assets, however, has generally placed it in the top quartile in comparison to its peers.

In March, 1997, the Board of Directors approved a Plan to repurchase up to 100,000 shares of the Corporation's common stock through March 31, 1998. On April 21, 1998, the Board of Directors approved a plan to repurchase up to 250,000 shares of the Corporation' s common stock through October 31, 1998. Treasury stock acquired under these plans is used for the Corporation's Employee Stock Purchase Plan, Incentive Stock Option Plan and other benefit plans. The Corporation purchased 77,500 shares under the plan which expired on March 31, 1998.

YEAR 2000
---------

The Corporation's business, operations and financial condition may be affected by the "Year 2000 Problem"-a potential problem caused by certain computer and other electronic information processing systems not being able to recognize dates after 1999. A financial institution's ability to process financial data such as deposit, loans and trust accounts through its various data processing systems is the most obvious area of exposure to the Year 2000 Problem. In addition, a financial institution's ability to collect payments on loans could be impacted if borrowers are unable to make payments as a result of Year 2000 deficiencies. Furthermore, financial institutions could be affected by the Year 2000 readiness of vendors and correspondents, customer perception of the problem, and regulatory influences, among other things.

The Corporation has formed committees to identify, evaluate and manage the risks related to the Year 2000 Problem, including the preparation of a comprehensive plan adopted by the Board of Directors of the Corporation which establishes a five step process - awareness, assessment, renovation, validation and implementation - to address the Year 2000 Problem. Since most of the major data processing functions of the Corporation are performed by third-party service providers, the Corporation does not anticipate that it will incur any material costs to address the Year 2000 Problem. The Corporation does not expect, at this time, that the Year 2000 Problem should have any material adverse effect on the products and services it offers or on competitive conditions; however, it has not yet begun the testing of mission critical third-party service providers. Similarly, the Corporation does not believe that the Year 2000 Problem should have any material adverse effect on the Corporation's business, operations or financial condition, but until it has completed its survey of its major business loan customers and other actions designed to evaluate the risks associated with the Year 2000 Problem, it cannot rule out the possibility that the Year 2000 Problem might have such an effect.

Federal bank regulators have initiated a series of examinations of all financial institutions to assess their progress in addressing the Year 2000 Problem and have indicated that institutions which have not adequately addressed the issue will be subject to various sanctions, including denial of, or delay in acting on, regulatory applications. The Corporation believes that it has made sufficient progress on the Year 2000 Problem to minimize the risk of regulatory sanctions.

                          PART II - OTHER INFORMATION
                          ---------------------------

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

              (4) Financial Data Schedule - March 31, 1998

              (5) Financial Data Schedule - March 31, 1997 (restated).

         (b)  Reports on Form 8-K:

              (1) Form 8-K dated January 30, 1998 reporting execution of a
                  Merger Agreement between Fulton Financial Corporation and Ambassador Bank of the Commonwealth.

              (2) Form 8-K dated April 6, 1998 reporting consummation of the merger of Fulton Financial Corporation and Keystone Heritage Group, Inc.

                  FULTON FINANCIAL CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FULTON FINANCIAL CORPORATION



    Date:    May 8, 1998       /s/  Rufus A. Fulton, Jr.
         -----------------     -----------------------------
                                    Rufus A. Fulton, Jr.
                                    President and Chief Executive Officer


    Date:    May 8, 1998       /s/  Beth Ann L. Chivinski
         -----------------     ------------------------------
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

     27. Financial data schedule - March 31, 1998.

     27.1 Financial data schedule - March 31, 1997 (restated).