Form 10-Q
period 1998-06-30
FULTON FINANCIAL CORP
filed 1998-08-13
CIK 700564

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20459
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     June 30, 1998   , or
                                   ---------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                    -------------   ----------------


                           Commission File No. 0-10587
                                               -------

                          FULTON FINANCIAL CORPORATION
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                PENNSYLVANIA                         23-2195389
         --------------------------------------------------------------
         (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)           Identification No.)


          One Penn Square, P.O. Box 4887 Lancaster, Pennsylvania   17604
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

Common Stock, $2.50 Par Value-59,953,701 shares outstanding as of July 31, 1998.
-------------------------------------------------------------------------------

                  FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998


                                      INDEX
                                      -----



     Description                                                           Page
     -----------                                                           ----

     PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited):

     (a) Consolidated Balance Sheets -
         June 30, 1998 and December 31, 1997..................................3

     (b) Consolidated Statements of Income -
         Three and six months ended  June 30, 1998 and 1997...................4

     (c) Consolidated Statements of Shareholders' Equity -
         Six months ended  June 30, 1998 and 1997.............................5

     (d)  Consolidated Statements of Cash Flows -
         Six months ended  June 30, 1998 and 1997.............................6

     (e) Notes to Consolidated Financial Statements - June 30, 1998...........7


     Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......................10


     PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K...............................17



     SIGNATURES..............................................................18

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)

                                                                                          June 30           December 31
                                                                                            1998               1997
                                                                                       ----------------------------------
ASSETS
-------------------------------------------------------------------------------------------------------------------------
Cash and due from banks .............................................................. $     223,009       $     197,006
Interest-bearing deposits with other banks ...........................................         2,063               1,242
Mortgage loans held for sale .........................................................         1,560               1,946
Investment securities:
     Held to maturity (Fair value: $251,102 in 1998 and $334,145 in 1997) ............       250,951             333,351
     Available for sale ..............................................................       894,564             658,243

Loans ................................................................................     3,767,362           3,796,706
      Less: Allowance for loan losses ................................................       (56,555)            (55,593)
               Unearned income .......................................................        (9,930)             (9,968)
                                                                                       -------------       -------------
                         Net Loans ...................................................     3,700,877           3,731,145
                                                                                       -------------       -------------

Premises and equipment ...............................................................        70,987              69,615
Accrued interest receivable ..........................................................        32,147              30,539
Other assets .........................................................................        77,681              88,302
                                                                                       -------------       -------------

                         Total Assets ................................................ $   5,253,839       $   5,111,389
                                                                                       =============       =============
LIABILITIES
-------------------------------------------------------------------------------------------------------------------------
Deposits:
     Noninterest-bearing ............................................................. $     668,293       $     631,784
     Interest-bearing ................................................................     3,589,149           3,546,234
                                                                                       -------------       -------------
                         Total Deposits ..............................................     4,257,442           4,178,018
                                                                                       -------------       -------------
Short-term borrowings:
     Securities sold under agreements to repurchase...................................       177,024             170,035
     Federal funds purchased..........................................................        17,421              73,211
     Demand notes of U.S. Treasury ...................................................         5,621               5,661
                                                                                       -------------       -------------
                         Total Short-Term Borrowings .................................       200,066             248,907
                                                                                       -------------       -------------

Accrued interest payable .............................................................        33,535              31,491
Other liabilities ....................................................................        66,352              59,500
Long-term debt .......................................................................       128,779              50,045
                                                                                       -------------       -------------
                         Total Liabilities ...........................................     4,686,174           4,567,961
                                                                                       -------------       -------------

SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------
Common stock ($2.50 par)
     Shares:   Authorized 200,000,000
               Issued 59,956,385 (59,907,649 in 1997)
               Outstanding 59,956,385 (59,841,488 in 1997)............................       149,891             119,816
Capital surplus ......................................................................       284,104             315,322
Retained earnings ....................................................................       105,842              81,890
Accumulated other comprehensive income................................................        27,828              27,699
Treasury stock, at cost (66,161 shares in 1997).......................................             -              (1,299)
                                                                                       -------------       -------------
                         Total Shareholders' Equity ..................................       567,665             543,428
                                                                                       -------------       -------------

                         Total Liabilities and Shareholders' Equity................... $   5,253,839       $   5,111,389
                                                                                       =============       =============
-------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)

                                                             Three Months Ended June 30      Six Months Ended June 30
                                                             ---------------------------   ---------------------------
                                                                1998          1997           1998             1997
                                                             ---------------------------   ---------------------------
INTEREST INCOME
----------------------------------------------------------------------------------------------------------------------
Loans, including fees .....................................  $  80,780     $   77,313      $ 161,303      $  151,647
Investment securities:
     Taxable ..............................................     13,353         12,274         26,131          23,944
     Tax-exempt ...........................................        843            859          1,558           1,834
     Dividends ............................................        828            653          1,655           1,289
Federal funds sold ........................................        759            712            965             803
Interest-bearing deposits with other banks ................         21             54             74             104
                                                             ---------     ----------      ---------      ----------
                          Total Interest Income ...........     96,584         91,865        191,686         179,621

INTEREST EXPENSE
---------------------------------------------------------------------------------------------------------------------

Deposits ..................................................     37,900         35,630         75,425          69,709
Short-term borrowings .....................................      1,960          2,656          4,296           4,924
Long-term debt ............................................      1,901            994          3,121           1,959
                                                             ---------     ----------      ---------      ----------
                         Total Interest Expense ...........     41,761         39,280         82,842          76,592
                                                             ---------     ----------      ---------      ----------

                         Net Interest Income ..............     54,823         52,585        108,844         103,029
PROVISION FOR LOAN LOSSES .................................      1,501          1,641          3,002           3,459
                                                             ---------     ----------      ---------      ----------
                         Net Interest Income After
                                Provision for Loan Losses .     53,322         50,944        105,842          99,570
                                                             ---------     ----------      ---------      ----------
OTHER INCOME
---------------------------------------------------------------------------------------------------------------------
Trust department ..........................................      3,129          2,626          6,096           5,282
Service charges on deposit accounts .......................      4,792          4,299          9,215           8,397
Other service charges and fees ............................      2,909          3,153          5,672           5,647
Gain on sale of mortgage loans ............................        870            496          1,675             939
Investment securities gains ...............................      4,613            622          7,995           2,776
                                                             ---------     ----------      ---------      ----------
                         Total Other Income ...............     16,313         11,196         30,653          23,041

OTHER EXPENSES
---------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits ............................     19,670         18,772         39,567          37,986
Net occupancy expense .....................................      3,096          2,941          6,127           5,979
Equipment expense .........................................      2,267          2,278          4,626           4,507
FDIC assessment expense ...................................        178            189            359             355
Special services ..........................................      2,515          1,768          4,572           3,604
Other .....................................................     11,104          7,992         20,433          16,262
                                                             ---------     ----------      ---------      ----------
                         Total Other Expenses .............     38,830         33,940         75,684          68,693
                                                             ---------     ----------      ---------      ----------

                         Income Before Income Taxes .......     30,805         28,200         60,811          53,918
INCOME TAXES...............................................      9,886          9,066         19,292          16,746
                                                             ---------     ----------      ---------      ----------
                         Net Income .......................  $  20,919     $   19,134      $  41,519      $   37,172
                                                             =========     ==========      =========      ==========

---------------------------------------------------------------------------------------------------------------------
PER-SHARE DATA:
Net income (basic).........................................  $    0.35      $    0.32       $    0.69      $    0.62
Net income (diluted).......................................  $    0.35      $    0.32       $    0.69      $    0.62
Cash dividends ............................................  $   0.150      $   0.132       $   0.293      $   0.255
---------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                                                 Accumulated
                                                                                                    Other
                                                                                                  Comprehen-
                                                                 Common       Capital   Retained     sive    Treasury
(Dollars in thousands, except per-share data)                     Stock       Surplus   Earnings    Income     Stock       Total
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997................................... $119,816    $ 315,322   $ 81,890    $27,699   $(1,299)    $543,428
Comprehensive income:
     Net income................................................                           41,519                            41,519
     Other - unrealized gain on securities (net of taxes)......                                         129                    129
                                                                                                                          ----------
          Total comprehensive income...........................                                                             41,648
                                                                                                                          ----------


Stock split payable in the form of a
     stock dividend - 25%  (11,985,361 shares).................   29,963     (30,088)                                         (125)
Stock issued (159,271 shares, including
     110,536 shares of treasury stock).........................      112      (1,130)                            2,411       1,393
Acquisition of treasury stock (44,375 shares)..................                                                 (1,112)     (1,112)
Cash dividends - $0.293 per share..............................                          (17,567)                          (17,567)
                                                                --------------------------------------------------------------------
Balance at June 30, 1998....................................... $149,891    $ 284,104   $105,842    $27,828   $      -    $567,665
                                                                ====================================================================
Balance at December 31, 1996................................... $110,380    $ 240,095   $121,578    $ 9,846   $  (103)    $481,796
Comprehensive income:
     Net income................................................                           37,172                            37,172
     Other - unrealized gain on securities (net of taxes)......                                       4,193                  4,193
                                                                                                                          ----------
          Total comprehensive income...........................                                                             41,365
                                                                                                                          ----------

Stock dividends issued - 10% (4,494,568 shares)................    8,989       73,962    (83,046)                              (95)
Stock issued (161,526 shares)..................................      299          116                                          415
Cash dividends - $0.255 per share..............................                          (15,241)                          (15,241)
                                                                --------------------------------------------------------------------
Balance at June 30, 1997....................................... $119,668    $ 314,173   $ 60,463    $14,039   $  (103)    $508,240
                                                                ====================================================================

------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(In thousands)

                                                                                            Six Months Ended
                                                                                                 June 30
                                                                                       --------------------------
                                                                                          1998            1997
                                                                                       --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income........................................................................$  41,519      $   37,172

     Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses ...................................................    3,002           3,459
          Depreciation and amortization of premises and equipment .....................    4,476           4,156
          Net amortization of investment security premiums ............................      100              31
          Investment security gains ...................................................   (7,995)         (2,776)
          Net decrease in mortgage loans held for sale.................................      386           5,506
          Amortization of intangible assets ...........................................      794             779
          Decrease in accrued interest receivable .....................................   (1,608)            989
          Decrease in other assets ....................................................    9,773          (3,817)
          Increase in accrued interest payable ........................................    2,044           2,940
          Increase in other liabilities................................................    4,770           8,088
                                                                                       ---------      ----------
               Total  adjustments......................................................   15,742          19,355
                                                                                       ---------      ----------
               Net cash provided by operating activities ..............................   57,261          56,527
                                                                                       ---------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of securities available for sale .............................   16,747          59,523
     Proceeds from maturities of securities held to maturity ..........................   86,740         108,813
     Proceeds from maturities of securities available for sale ........................  103,942          31,825
     Purchase of securities held to maturity ..........................................   (4,341)        (17,967)
     Purchase of securities available for sale ........................................ (348,931)       (205,896)
     (Increase) decrease in short-term investments ....................................     (821)            803
     Net decrease (increase) in loans .................................................   27,266        (144,739)
     Purchase of premises and equipment................................................   (5,848)         (5,207)
                                                                                       ---------      ----------
               Net cash used in investing activities .................................. (125,246)       (172,845)
                                                                                       ---------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in demand and savings deposits ......................................   39,962          20,372
     Net increase in time deposits ....................................................   39,462         156,216
     Increase in long-term debt........................................................   78,734           6,326
     Decrease in short-term borrowings ................................................  (48,841)        (21,344)
     Dividends paid ...................................................................  (15,485)        (14,137)
     Net proceeds from issuance of common stock .......................................    1,268             320
     Acquisition of treasury stock ....................................................   (1,112)              -
                                                                                       ---------      ----------
               Net cash provided by financing activities...............................   93,988         147,753
                                                                                       ---------      ----------

     Net Increase in Cash and Due From Banks ..........................................   26,003          31,435
     Cash and Due From Banks at Beginning of Period ...................................  197,006         203,523
                                                                                       ---------      ----------
     Cash and Due From Banks at End of Period .........................................$ 223,009      $  234,958
                                                                                       =========      ==========
     Supplemental Disclosures of Cash Flow Information Cash paid during the period for:
          Interest ....................................................................$  80,798      $   73,115
          Income taxes ................................................................$  15,256      $   13,051

-----------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE B - 5-for-4 Stock Split

The Corporation paid a 5-for-4 stock split in the form of a 25% stock dividend on May 27, 1998. All share and per-share information has been restated to reflect the effect of this stock split.

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

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows (in thousands):

                                                               Three months ended              Six months ended
                                                                    June 30                         June 30
                                                          ---------------------------      ---------------------------
                                                               1998          1997             1998           1997
                                                               ----          ----             ----           ----
Weighted average shares outstanding (basic)..............        59,933        59,779            59,905        59,745
Impact of common stock equivalents.......................           530           464               516           430
                                                          -------------   -----------       -----------    ----------
Weighted average shares outstanding (diluted)............        60,463        60,243            60,421        60,175
                                                          =============   ===========       ===========    ===========

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

The following table sets forth selected unaudited financial data for the Corporation and Keystone Heritage for the period January 1, 1998 through March 27, 1998:

                                               Fulton            Keystone
                                              Financial          Heritage
                                             Corporation        Group, Inc.
                                             -----------        ----------
Net interest income........................  $    47,466        $    6,555
Other income...............................       13,032             1,308
                                             -----------        ----------

Total income...............................  $    60,498        $    7,863
                                             ===========        ==========

Net income.................................  $    19,066        $    1,534
                                             ===========        ==========

The effect of the merger on the Corporation's previously reported revenues, net income and net income per share for the three months ended June 30, 1997 follows:

                                               Fulton             Keystone
                                              Financial           Heritage
                                             Corporation         Group, Inc.          Restated
                                             -----------         -----------         ----------
Net interest income........................  $   45,655          $    6,930          $   52,585
Other income...............................       9,121               2,075              11,196
                                             ----------          ----------          ----------

Total income...............................  $   54,776          $    9,005          $   63,781
                                             ==========          ==========          ==========

Net income.................................  $   16,026          $    3,108          $   19,134
                                             ==========          ==========          ==========

Net income per share (basic)...............  $     0.32          $     0.78          $     0.32
                                             ==========          ==========          ==========
Net income per share (diluted).............  $     0.31          $     0.78          $     0.32
                                             ==========          ==========          ==========

The effect of the merger on the Corporation's previously reported revenues, net income and net income per share for the six months ended June 30, 1997 follows:


                                               Fulton             Keystone
                                              Financial           Heritage
                                             Corporation         Group, Inc.      Restated
                                             -----------        ------------     -----------
Net interest income........................  $   89,477         $   13,552       $   103,029
Other income...............................      19,429              3,612            23,041
                                             ----------         ----------       -----------

Total income...............................  $  108,906         $   17,164       $   126,070
                                             ==========         ==========       ===========

Net income.................................  $   31,726         $    5,446       $    37,172
                                             ==========         ==========       ===========

Net income per share (basic)...............  $     0.63         $     1.37       $      0.62
                                             ==========         ==========       ===========
Net income per share (diluted).............  $     0.62         $     1.36       $      0.62
                                             ==========         ==========       ===========

Ambassador Bank of the Commonwealth. - On January 26, 1998, the Corporation entered into a merger agreement to acquire Ambassador Bank of the Commonwealth (Ambassador) of Allentown, Pennsylvania. Ambassador is a $275 million bank, which operates eight community banking offices in Lehigh and Northampton counties.

Under the terms of the merger agreement, each of the 1.9 million shares of Ambassador's common stock will be exchanged for 1.4 shares of the Corporation's common stock. In addition, the 417,000 options and warrants to acquire Ambassador stock will be exchanged for approximately 409,000 shares of the Corporation's common stock. The acquisition has been approved by Ambassador shareholders and is subject to approval by bank regulatory authorities. The transaction is expected to be completed in the third quarter of 1998 and will be accounted for as a pooling of interests. As a result of the acquisition, Ambassador will be merged with and into Lafayette Bank, one of the Corporation's existing affiliate banks.

NOTE E - Reporting Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130), was issued in July, 1997. Statement 130 established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of Statement 130 is to report a measure of all changes in equity that result from economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. Statement 130 was effective for fiscal years beginning after December 15, 1997 and was adopted by the Corporation in the first quarter of 1998.

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

Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and for Hedging Activities" (Statement 133), was issued in July, 1998. Statement 133 replaces existing accounting practices with a single, integrated accounting framework for derivatives and hedging activities. Under Statement 133, every derivative is recorded in the balance sheet as either an asset or liability measured at its fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective as of the beginning of fiscal years beginning after June 15, 1999. The Corporation does not anticipate that adoption of Statement 133 will have a material impact on its financial statements.

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

The Corporation has made, and may continue to make, certain forward-looking statements with respect to its management of net interest income and margin and its progress in addressing Year 2000 issues. The Corporation cautions that these forward-looking statements are subject to various assumptions, risks and uncertainties. Because of the possibility of change in these assumptions, risks and uncertainties, actual results could differ materially from forward-looking statements.

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

Under the terms of the merger agreement, each of the 1.9 million shares of Ambassador's common stock will be exchanged for 1.4 shares of the Corporation's common stock. In addition, the 417,000 options and warrants to acquire Ambassador stock will be exchanged for approximately 409,000 shares of the Corporation's common stock. The acquisition has been approved by Ambassador shareholders and is subject to approval by bank regulatory authorities. The transaction is expected to be completed in the third quarter of 1998 and will be accounted for as a pooling of interests. As a result of the acquisition, Ambassador will be merged with and into Lafayette Bank, one of the Corporation's existing affiliate banks.

RESULTS OF OPERATIONS
---------------------

Quarter ended  June 30, 1998 versus Quarter ended  June 30, 1997
----------------------------------------------------------------

Fulton Financial Corporation's net income for the second quarter of 1998 increased $1.8 million, or 9.3%, in comparison to net income for the second quarter of 1997. Second quarter net income of $20.9 million, or $0.35 per share (basic and diluted), represented a return on average assets (ROA) of 1.61% and a return on average equity (ROE) of 14.89%. This compares to 1997 net income of $19.1 million, or $0.32 per share (1.59% ROA and 15.44% ROE). Excluding the impact of unrealized gains on investment securities, return on average equity was 15.70% in 1998 and 15.69% in 1997.

The increase in net income was a result of the moderate growth in net interest income and significantly higher other income, primarily due to investment securities gains. Increases in income were offset by higher non-interest expenses.

Net Interest Income
-------------------

Net interest income increased $2.2 million, or 4.3%, for the quarter. Overall, this increase was a result of growth in the Corporation's balance sheet. The following tables summarize the components of this increase as well as the changes in average interest-earning assets and interest-bearing liabilities and the average interest rates thereon. All dollar amounts are in thousands.

                                                                       Change
                                                               ----------------------
                                      1998          1997        Dollar        Percent
                                    --------      --------     --------      --------
Interest income ..................  $ 96,584      $ 91,865      $ 4,719        5.1 %
Interest expense..................    41,761        39,280        2,481        6.3
                                    --------      --------     --------      --------

Net interest income...............  $ 54,823      $ 52,585      $ 2,238        4.3 %
                                    ========      ========     ========      ========
                                                            1998             1997              % Change
                                                        -----------      ------------         -----------
Average interest-earning assets.......................  $ 4,831,164      $  4,508,294             7.2 %
Yield on earning assets...............................       8.02 %            8.17 %            (1.8 %)

Average interest-bearing liabilities..................  $ 3,889,664      $  3,660,814             6.3 %
Cost of interest-bearing liabilities..................       4.31 %            4.30 %             0.2 %

Net interest margin (fully taxable equivalent)........       4.64 %            4.76 %            (2.5 %)

The 7.2% increase in average earning assets accounted for an interest income increase of approximately $6.4 million. This was offset by a $1.7 million reduction due to the 15 basis point decline in yield.

The Corporation's loan portfolio grew by approximately $206 million or 5.8%, mainly in commercial loans and mortgages. These increases have been offset by reductions in residential mortgages due to refinances and sales of new loans in the secondary market. Also contributing to the increase in average earning assets was the growth of the Corporation's investment portfolio, which increased 10.2%. The 15 basis point decrease in the overall yield was a result of a change in the earning assets mix to include a larger percentage of investment securities (which generally have lower yields than loans), as well as a six basis point decrease in the yield on the loan portfolio as a result of competitive pressures.

The 6.3% increase in average interest-bearing liabilities resulted in a $2.4 million increase in interest expense. An additional $100,000 increase was a result of the minimal increase in the overall cost of interest-bearing liabilities. Interest-bearing deposits increased $187 million or 5.5%, accounting for much of the increase. In addition, the Corporation's long-term borrowings increased $66 million or 102% as $90 million was borrowed at favorable fixed rates. Since loan growth was funded mainly through deposit increases, these borrowings have been used to purchase additional investment securities.

Decreases in rates on deposit products have generally lagged the declines experienced in the loan portfolio. This is a result of several factors, including local competition. More significant is that much of the growth in the Corporation's deposits has been in higher-cost certificates of deposit ($151 million increase). Although CD's cost more, the increase has resulted in new customer relationships. This is evidenced by the $55 million or 9.4% increase that the Corporation has realized in non-interest bearing deposits.

The factors noted above have resulted in a decrease in the Corporation's net interest margin from 4.76% in 1997 to 4.64% in 1998. Despite the decrease, this margin would have placed the Corporation in the top half of its self-defined peer group of 25 bank holding companies, based on the most recent available information.

Provision and Allowance for Loan Losses
---------------------------------------

The following table summarizes loans outstanding (including unearned income) as of the dates shown:

                                                         June 30        December 31
                                                          1998              1997
                                                      ------------     ------------
                                                               (in thousands)
Commercial, financial and agricultural.............   $    535,506     $    518,034
Real estate - construction.........................        126,971          143,593
Real estate - mortgage.............................      2,364,349        2,407,915
Consumer ..........................................        686,067          671,171
Leasing and other..................................         54,469           55,993
                                                      ------------     ------------
   Totals..........................................   $  3,767,362     $  3,796,706
                                                      ============     ============

The following table summarizes the activity in the Corporation's allowance for loan losses:

                                                                     Three Months Ended June 30
                                                                    ----------------------------
                                                                       1998              1997
                                                                    -----------      -----------
                                                                           (in thousands)
Loans outstanding at end of period................................  $ 3,757,432      $ 3,593,199
                                                                    ===========      ===========
Daily average balance of loans and leases.........................  $ 3,773,379      $ 3,567,373
                                                                    ===========      ===========
Balance of allowance for loan losses
    at beginning of period.......................................   $    56,054      $    53,843

Loans charged-off:
    Commercial, financial and agricultural........................          340              817
    Real estate - mortgage........................................          299              564
    Consumer......................................................        1,178              981
    Leasing and other.............................................            7               24
                                                                    -----------      -----------
    Total loans charged-off.......................................        1,824            2,386
                                                                    -----------      -----------
Recoveries of loans previously charged-off:
    Commercial, financial and agricultural........................          269            1,301
    Real estate - mortgage........................................          267              134
    Consumer......................................................          288              311
    Leasing and other.............................................            -                -
                                                                    -----------      -----------
    Total recoveries..............................................          824            1,746
                                                                    -----------      -----------
Net loans charged-off.............................................        1,000              640

Provision for loan losses.........................................        1,501            1,641
                                                                    -----------      -----------

Balance at end of period..........................................  $    56,555      $    54,844
                                                                    ===========      ===========
Net charge-offs to average loans (annualized).....................       0.11%            0.07%
                                                                    ===========      ===========
Allowance for loan losses to loans outstanding....................       1.51%            1.53%
                                                                    ===========      ===========

The provision for loan losses for the quarter ended June 30, 1998 was $1.5 million, a $140,000 or 8.5% decrease from $1.6 million for the same period of 1997. As shown in the preceding table, net charge-offs as a percentage of average loans outstanding was 0.11% for the second quarter of 1998 as compared to 0.07% in the second quarter of 1997. The increase was due mainly to lower recoveries on commercial loans. Although the charge-off percentage was higher for 1998, the ratio is still consistent with that experienced by the Corporation over the past several years. The allowance for loan losses as a percentage of gross loans (net of unearned income) decreased slightly to 1.51% at June 30, 1998 from 1.53% at June 30, 1997.

The following table summarizes the Corporation's non-performing assets as of the periods shown:

                                                    June 30         Dec. 31
(Dollars in thousands)                               1998            1997
                                                  -----------    ------------
Nonaccrual loans................................  $  20,007      $   20,074
Loans 90 days past due and accruing.............      8,304           9,963
Other real estate owned.........................      1,136           1,292
                                                  -----------    ------------
Total non-performing assets.....................  $  29,447      $   31,329
                                                  ===========    ============

Non-performing assets/Total assets..............     0.56 %          0.61 %
Non-performing assets/Gross loans...............     0.75 %          0.79 %

Since December 31, 1997, the Corporation's total nonperforming assets decreased $1.9 million or 6.0%. Management considers various factors in assessing the adequacy of the allowance for loan losses and determining the provision for the period. Among these are the mix and risk characteristics of loan types in the portfolio, charge-off history, risk classification of significant credits, adequacy of collateral, the amount of the allowance that is not specifically allocated to individual loans, and the balance of the allowance relative to total and nonperforming loans. In management's opinion, based on its consideration of these factors, the allowance for loan losses of $56.6 million at June 30, 1998 is adequate.

Other Income
------------

Other income for the quarter ended June 30, 1998 was $16.3 million. This was an increase of $5.1 million or 45.7% over the comparable period in 1997. Of this increase, $4.0 million was a result of higher investment security gains. Management monitors the Corporation's available for sale securities and makes periodic purchase and sale decisions based on current and expected market conditions. In the second quarter of 1998, certain investments in stocks of other financial institutions were sold due to management's assessment of the valuation of these investments.

Excluding investment security gains, other income increased $1.1 million or 10.6%. Trust department income ($503,000, or 19.2%, increase) and service charges on deposit accounts ($493,000, or 11.5%, increase) accounted for a significant portion of this growth as a result of the continued emphasis of investment management and trust services and an increase in fee-based deposits. Gains on sales of mortgage loans increased $374,000 or 75.4% as relatively low interest rates caused an increase in refinance volume.

Other service charges and fees were down $244,000 or 7.7% in comparison to 1997. Excluding the impact of $618,000 in one-time gains on sales of credit card portfolios and processing by Keystone Heritage Group, Inc. in the second quarter of 1997, other service charges and fees increased $374,000 or 14.8%. This increase was mainly a result of ATM convenience fees initiated in the third quarter of 1997.

Other Expenses
--------------

Total other expenses for the second quarter of 1998 increased $4.9 million, or 14.4%, to $38.8 million from $33.9 million in the comparable period of 1997.

Salaries and employee benefits increased $898,000 or 4.8% in comparison to the second quarter of 1997. This moderate increase was a result of normal merit increases and an increase in the average number of full-time equivalent employees (FTE's) from 2,199 in 1997 to 2,227 in 1998 (a 1.3% increase). Although the number of FTE's increased from 1997 as a result of the growth of the Corporation, the amount has actually decreased slightly from 2,230 in the first quarter.

Net occupancy expense increased $155,000 or 5.3% due to the growth of the branch network. Equipment expense and FDIC assessment expense were relatively flat. Special services expense, which represents the cost of data processing, increased $747,000 or 42.3%. Of this increase, $200,000 was specific one-time charges related to the conversion of Lebanon Valley to the Corporation's data processing systems. Prior to the conversion, Lebanon Valley's data processing was an in-house function. As a result of the conversion to the Corporation's outsourced data processing servicer, additional normal processing fees are now being incurred, which have totaled close to $200,000. Additional increases in expense are attributable to the Corporation's conversion to a new mortgage processing system and growth.

Other expenses increased $3.1 million or 38.9% in 1998 to $11.1 million, as compared to $8.0 million for the same period in 1997. This increase was mainly due to certain non-recurring items in 1998, including: $408,000 in merger-related expenses; $496,000 in contributions to low income housing projects and certain charitable organizations; and $200,000 in one-time charges on Fulton Bank for supplies related to the Lebanon Valley conversion and certain loss write-offs. In addition, in 1997, Keystone Heritage Group, Inc. recovered $460,000 in legal fees from a prior period. Excluding the impact of these non-recurring items, other expenses increased $1.5 million or 18.3%. Of this remaining increase, approximately $350,000 was a result of an increase in the cost of the Corporation's corporate-owned life insurance plan. The remaining increase was due to growth.

Income Taxes
------------

Income tax expense for the quarter was $9.9 million as compared to $9.1 million for the comparable period in 1997, an $820,000 or 9.0% increase. The effective tax rate was 32.1% for both 1998 and 1997.

Six months ended June 30, 1998 versus six months ended June 30, 1997
----------------------------------------------------------------------

Fulton Financial Corporation's net income for the first six months of 1998 increased $4.3 million, or 11.7%, in comparison to net income for the first half of 1997. First half net income of $41.5 million, or $0.69 per share (basic and diluted), represented a return on average assets (ROA) of 1.63% and a return on average equity (ROE) of 15.12%. This compares to 1997 net income of $37.2 million, or $0.62 per share (1.57% ROA and 15.22% ROE).

Net Interest Income
-------------------

Net interest income increased $3.6 million, or 7.1%, for the first six months of 1998. Overall, this increase was a result of growth in the Corporation's balance sheet. The following tables summarize the components of this increase as well as the changes in average interest-earning assets and interest-bearing liabilities and the average interest rates thereon. All dollar amounts are in thousands.

                                                                             Change
                                                                  ---------------------------
                                       1998           1997         Dollar             Percent
                                    ---------      ---------      --------            -------
Interest income ..................  $ 191,686      $ 179,621      $ 12,065              6.7 %
Interest expense..................     82,842         76,592         6,250              8.2
                                    ---------      ---------      --------            -------
Net interest income...............  $ 108,844      $ 103,029      $  5,815              5.6 %
                                    =========      =========      ========            =======

                                                           1998              1997              % Change
                                                        ----------       -----------          ----------
Average interest-earning assets.......................  $ 4,782,603      $ 4,460,005             7.2 %
Yield on earning assets...............................       8.08 %           8.12 %            (0.5 %)

Average interest-bearing liabilities..................  $ 3,863,965      $ 3,632,800             6.4 %
Cost of interest-bearing liabilities..................       4.29 %           4.25 %             0.9 %

Net interest margin (fully taxable equivalent)........       4.66 %           4.73 %            (1.5 %)

The 6.7% increase in interest income was due primarily to the $323 million, or 7.2%, increase in average interest-earning assets, offset by a small increase in yield. Average loans increased $246 million, or 7.0%, accounting for the majority of the increase. Much of the increase in loans was in commercial mortgages, offset by a decrease in residential mortgages due to refinance activity. Investment securities increased $73 million, or 8.1%, as a result of increases in funding exceeding net loan demand. The average yield on earning assets decreased four basis points, reflecting the change in the earning asset mix to a larger percentage of investment securities, which generally carry a lower yield.

The 8.2% increase in interest expense was a result of a $231 million, or 6.4%, increase in average interest-bearing liabilities as well as a four basis point increase in the average cost. Average interest-bearing deposits increased $208 million or 6.2%. Most of this increase was in certificates of deposit with original maturities of three years or less. In addition to deposit growth, the Corporation's average long-term borrowings increased $43.9 million. See "Liquidity and Interest Rate Risk" below for additional discussion of the Corporation's asset/liability management function.

Provision and Allowance for Loan Losses
---------------------------------------

The following table summarizes the activity in the Corporation's allowance for loan losses:

                                                                      Six Months Ended June 30
                                                                    ----------------------------
                                                                       1998              1997
                                                                    -----------      -----------
                                                                           (in thousands)

Loans outstanding at end of period................................  $ 3,757,432      $ 3,593,199
                                                                    ===========      ===========
Daily average balance of loans and leases.........................  $ 3,776,392      $ 3,530,127
                                                                    ===========      ===========
Balance of allowance for loan losses
    at beginning of period.......................................   $    55,593      $    52,528

Loans charged-off:
    Commercial, financial and agricultural........................          739            1,265
    Real estate - mortgage........................................          501              688
    Consumer......................................................        2,156            1,817
    Leasing and other.............................................           27               25
                                                                    -----------      -----------
    Total loans charged-off.......................................        3,423            3,795
                                                                    -----------      -----------
Recoveries of loans previously charged-off:
    Commercial, financial and agricultural........................          435            1,688
    Real estate - mortgage........................................          328              257
    Consumer......................................................          619              706
    Leasing and other.............................................            1                1
                                                                    -----------      -----------
    Total recoveries..............................................        1,383            2,652
                                                                    -----------      -----------

Net loans charged-off.............................................        2,040            1,143

Provision for loan losses.........................................        3,002            3,459
                                                                    -----------      -----------

Balance at end of period..........................................  $    56,555      $    54,844
                                                                    ===========      ===========

Net charge-offs to average loans (annualized).....................       0.11%            0.06%
                                                                    ===========      ===========
Allowance for loan losses to loans outstanding....................       1.51%            1.53%
                                                                    ===========      ===========

The provision for loan losses for the six months ended June 30, 1998 was $3.0 million, a $457,000 or 13.2% decrease from $3.5 million for the same period of 1997. As shown in the preceding table, net charge-offs as a percentage of average loans outstanding was 0.11% for the second quarter of 1998 as compared to 0.06% in the second quarter of 1997. The increase was due mainly to lower recoveries on commercial loans. Although the charge-off percentage was higher for 1998, the ratio is still consistent with that experienced by the Corporation over the past several years.

Other Income
------------

Other income for the six months ended June 30, 1998 was $30.7 million. This was an increase of $7.6 million or 33.0% over the comparable period in 1997. Of this increase, $5.2 million was a result of higher investment security gains due to the sale of bank stock investments that, in management's opinion, were fully valued.

Excluding investment security gains, other income increased $2.4 million or 11.8%. Trust department income ($814,000, or 15.4%, increase) and service charges on deposit accounts ($818,000, or 9.7%, increase) accounted for much of this growth. Gains on sales of mortgage loans increased $736,000 or 78.4% as relatively low interest rates caused an increase in refinance volume. Other service charges and fees increased $643,000, or 12.8%, (excluding non-recurring gains in 1997), mainly as a result of ATM convenience fees.

Other Expenses
--------------

Total other expenses for the first six months of 1998 increased $7.0 million, or 10.2%, to $75.7 million from $68.9 million in the comparable period of 1997.

Salaries and employee benefits increased $1.6 million or 4.2% in comparison to 1997. Adjusting 1997 for $600,000 in non-recurring expenses for post-employment benefits results in a $2.2 million or 5.8% increase in salaries and benefits in 1998. Additional staff expenses were incurred to facilitate the conversion and transition of Lebanon Valley. Average full-time equivalent (FTE) employees increased from 2,188 in 1997 to 2,228 in 1998, resulting in approximately $680,000 of additional expense. The number of FTE's has been declining since January as Lebanon Valley employees have been absorbed into the Corporation. The remaining increase in salaries and benefits, $1.5 million or 4.0%, is consistent with the Corporation's merit increase goals.

Net occupancy expense, equipment expense and FDIC assessment expense increased less than 3.0% each, mainly as a result of growth. Special services expense increased $968,000 or 26.9%. Of this increase, $200,000 was specific one-time charges related to the conversion of Lebanon Valley to the Corporation's data processing systems. Prior to the conversion, Lebanon Valley's data processing was an in-house function. As a result of the conversion to the Corporation's outsourced data processing servicer, additional normal processing fees are now being incurred, which have totaled close to $200,000. Additional increases in expense are attributable to the Corporation's conversion to a new mortgage processing system and growth.

Other expenses increased $4.2 million or 25.6% in 1998 to $20.4 million as compared to $16.3 million for the same period in 1997. Most of this increase is a result of non-recurring items. In 1998, these included: $1.3 million in merger-related expenses; $496,000 in contributions to low income housing projects and certain charitable organizations; $200,000 in one-time charges on Fulton Bank for supplies related to the Lebanon Valley conversion and certain loss write-offs; and a $150,000 loss on the sale of a consumer loan portfolio. In 1997, non-recurring items included: a Keystone Heritage Group, Inc. recovery of $460,000 in legal fees from a prior period; and $620,000 in legal expense accruals. Excluding the impact of these non-recurring items, other expenses increased $2.1 million or 13.3%. Of this remaining increase, approximately $650,000 was a result of an increase in the cost of the Corporation's corporate-owned life insurance plan. The remaining increase was due to growth.

Income Taxes
------------

Income tax expense for the first six months of 1998 was $19.3 million as compared to $16.7 million for the comparable period in 1997, a $2.5 million or 15.2% increase. The effective tax rate for 1998 was 31.7% as compared to 31.1% for 1997.

FINANCIAL CONDITION
-------------------

At June 30, 1998, the Corporation had total assets of $5.3 billion, reflecting an increase of $142 million, or 2.8%, over December 31, 1997. Investment securities accounted for an increase of $154 million, offset by a net decline in the loan portfolio of $29 million. The loan portfolio decrease was a result of increased competition and a net runoff of residential mortgage loans due to refinance activity.

The net decrease in loans and a $79 million increase in deposits provided excess funds to the Corporation during the first quarter of 1998. In addition, in March, 1998, the Corporation borrowed $90 million in long-term fixed-rate advances from the Federal Home Loan Bank. This borrowing was done to take advantage of the relatively low interest rate environment and to adjust the interest rate sensitivity of the Corporation's liabilities. With the net decrease in loans, these borrowed funds were used to eliminate the Corporation's federal funds purchased balance, which was $73.2 million at December 31, 1997. Remaining funds were used to purchase investment securities.

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

The Corporation's policy provides for the six-month gap position to be maintained between 0.85 and 1.15. The Corporation was positioned within this range throughout the first six months of 1998.

Capital Resources
-----------------

Shareholders' equity increased $24.2 million or 4.5% during the first six months of 1998. This increase was a result of net income for the quarter -- offset by the normal quarterly dividend to shareholders -- and an increase in the value of the Corporation's available for sale investment securities.

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

As of June 30, 1998, the Corporation and each of its subsidiaries met the minimum capital requirements. In addition, the Corporation and each of its subsidiaries' capital ratios exceeded the amounts required to be considered "well-capitalized" as defined in the regulations.

The Corporation's total and Tier I risk-based capital ratios have generally placed the Corporation near the middle of its self-defined peer group over the past year. The Corporation's ratio of Tier 1 capital to average assets, however, has generally placed it in the top quartile in comparison to its peers.

In March, 1997, the Board of Directors approved a Plan to repurchase up to 100,000 shares of the Corporation's common stock through March 31, 1998. On April 21, 1998, the Board of Directors approved a plan to repurchase up to 250,000 shares of the Corporation' s common stock through October 31, 1998. Treasury stock acquired under these plans is used for the Corporation's Employee Stock Purchase Plan, Incentive Stock Option Plan and other benefit plans. The Corporation purchased 77,500 shares under the plan which expired on March 31, 1998. Through June 30, 1998, no shares had been repurchased under the new plan.

YEAR 2000
---------

The Corporation's business, operations and financial condition may be affected by the "Year 2000 Problem" where certain computer and other electronic information processing systems may not be able to recognize dates after 1999. A financial institution's ability to process financial data such as deposits, loans and trust accounts through its various data processing systems is the most obvious area of exposure to the Year 2000 Problem. In addition, a financial institution's ability to collect payments on loans could be impacted if borrowers are unable to make payments as a result of Year 2000 deficiencies. Furthermore, financial institutions could be affected by the Year 2000 readiness of business customers, vendors and correspondents, customer perception of the problem, and regulatory influences, among other things.

Specific guidelines are in place for the Corporation to substantially complete the work tasks for each of these steps. Awareness and assessment have been completed; renovation and validation are in process and system changes and testing will be substantially completed by December 31, 1998, and March 31, 1999, respectively. All mission critical systems, internal and external, should be complete and implementation should be substantially complete by June 30, 1999.

The Corporation has formed committees to identify, evaluate and manage the risks related to the Year 2000 Problem, including the preparation of a comprehensive plan adopted by the Board of Directors of the Corporation which establishes a five step process - awareness, assessment, renovation, validation and implementation - to address the Year 2000 Problem. Since most major data processing functions of the Corporation are performed by third-party service providers, the Corporation does not anticipate that it will incur any material costs to address the Year 2000 Problem. The Corporation expects, at this time, that the Year 2000 Problem should have no material adverse effect on the products and services it offers or on competitive conditions; however, testing with mission critical third-party service providers will validate the readiness of these providers for this change. Similarly, the Corporation believes that the Year 2000 Problem should have no material adverse effect on the Corporation's business, operations or financial condition, but until it has completed its survey of its major business loan customers and other actions designed to evaluate the risks associated with the Year 2000 Problem, it cannot rule out the possibility that the Year 2000 Problem might have such an effect.

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

               (4)  Financial Data Schedule - June 30, 1998

               (5)  Financial Data Schedule - June 30, 1997 (restated).

          (b)  Reports on Form 8-K:

               (1) Form 8-K dated January 30, 1998 reporting execution of a Merger Agreement between Fulton Financial Corporation and Ambassador Bank of the Commonwealth.

               (2) Form 8-K dated March 31, 1998 (as amended by Form 8-K/A dated May 21, 1998) reporting consummation of the merger of Fulton Financial Corporation and Keystone Heritage Group, Inc.

               (3) Form 8-K dated May 18, 1998 reporting 30 day Income Statement for post-merger combined operations of Fulton Financial Corporation and Keystone Heritage Group, Inc.

                  FULTON FINANCIAL CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FULTON FINANCIAL CORPORATION



     Date:  August 10, 1998            /s/ Rufus A. Fulton, Jr.
           --------------------        ----------------------------
                                           Rufus A.  Fulton, Jr.
                                       President and Chief Executive Officer


     Date:  August 10, 1998            /s/  Beth Ann L. Chivinski
          ---------------------        ------------------------------
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

     27.  Financial data schedule - June 30, 1998.

     27.1 Financial data schedule - June 30, 1997 (restated).