Form 10-Q
period 1998-09-30
FULTON FINANCIAL CORP
filed 1998-11-12
CIK 700564

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20459
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998 , or
                                    -------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to
                                        -----------  ----------

                           Commission File No. 0-10587
                                               -------

                          FULTON FINANCIAL CORPORATION
   -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                                 23-2195389
   -----------------------------------------------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)


          One Penn Square, P.O. Box 4887 Lancaster, Pennsylvania 17604
   -----------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (717) 291-2411
   -----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

     Common Stock, $2.50 Par Value - 62,926,912 shares outstanding as of October
     ---------------------------------------------------------------------------
     31, 1998.
     ---------

                  FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                     INDEX
                                     -----


     Description                                                                                      Page
     -----------                                                                                      ----
     PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited):

     (a) Consolidated Balance Sheets -
         September 30, 1998 and December 31, 1997........................................................3

     (b) Consolidated Statements of Income -
         Three and nine months ended September 30, 1998 and 1997.........................................4

     (c) Consolidated Statements of Shareholders' Equity -
         Nine months ended September 30, 1998 and 1997...................................................5

     (d) Consolidated Statements of Cash Flows -
         Nine months ended September 30, 1998 and 1997...................................................6

     (e) Notes to Consolidated Financial Statements - September 30, 1998.................................7


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.............................................10


     PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K..........................................................22


     SIGNATURES.........................................................................................23

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)

                                                                                        September 30         December 31
                                                                                            1998                 1997
                                                                                      ------------------------------------
ASSETS
--------------------------------------------------------------------------------------------------------------------------
Cash and due from banks ..............................................................$       224,741      $       208,289
Interest-bearing deposits with other banks ...........................................          3,054                2,634
Mortgage loans held for sale .........................................................          5,134                1,946
Investment securities:
     Held to maturity (Fair value: $223,326 in 1998 and $343,484 in 1997) ............        220,681              343,054
     Available for sale ..............................................................      1,070,912              724,194

Loans ................................................................................      3,982,079            3,971,612
      Less: Allowance for loan losses ................................................        (58,730)             (57,557)
               Unearned income .......................................................        (10,198)              (9,968)
                                                                                      ---------------      ---------------
                         Net Loans ...................................................      3,913,151            3,904,087
                                                                                      ---------------      ---------------

Premises and equipment ...............................................................         75,194               73,047
Accrued interest receivable ..........................................................         33,915               32,336
Other assets .........................................................................         86,027               88,067
                                                                                      ---------------      ---------------
                         Total Assets ................................................$     5,632,809      $     5,377,654
                                                                                      ===============      ===============
LIABILITIES
--------------------------------------------------------------------------------------------------------------------------
Deposits:
     Noninterest-bearing .............................................................$       686,819      $       649,687
     Interest-bearing ................................................................      3,819,018            3,768,856
                                                                                      ---------------      ---------------
                         Total Deposits ..............................................      4,505,837            4,418,543
                                                                                      ---------------      ---------------

Short-term borrowings:
     Securities sold under agreements to repurchase...................................        196,871              178,726
     Federal funds purchased..........................................................         25,006               63,914
     Demand notes of U.S. Treasury ...................................................          5,095                5,661
                                                                                      ---------------      ---------------
                         Total Short-Term Borrowings .................................        226,972              248,301
                                                                                      ---------------      ---------------

Accrued interest payable .............................................................         38,429               33,227
Other liabilities ....................................................................         75,096               60,047
Long-term debt .......................................................................        187,705               53,045
                                                                                      ---------------      ---------------
                         Total Liabilities ...........................................      5,034,039            4,813,163
                                                                                      ---------------      ---------------
SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------
Common stock ($2.50 par)
     Shares:   Authorized 200,000,000
                   Issued 63,055,094 (62,577,052 in 1997)
                   Outstanding 62,946,912 (62,563,391 in 1997)........................        157,638              126,497
Capital surplus ......................................................................        294,119              326,402
Retained earnings ....................................................................        122,723               84,634
Accumulated other comprehensive income................................................         27,003               28,257
Treasury stock, at cost (108,182 shares in 1998 and 66,161 shares in 1997)............         (2,713)              (1,299)
                                                                                      ---------------      ---------------
                         Total Shareholders' Equity ..................................        598,770              564,491
                                                                                      ---------------      ---------------

                         Total Liabilities and Shareholders' Equity...................$     5,632,809      $     5,377,654
                                                                                      ===============      ===============
-------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)

                                                               Three Months Ended September 30      Nine Months Ended September 30
                                                              ----------------------------------   --------------------------------
                                                                   1998               1997              1998               1997
                                                              ----------------------------------   --------------------------------
INTEREST INCOME
-----------------------------------------------------------------------------------------------------------------------------------
Loans, including fees ......................................  $       85,216     $      82,220    $      254,026     $      240,026
Investment securities:
     Taxable ...............................................          15,904            13,621            43,798             38,997
     Tax-exempt ............................................           1,259             1,052             3,254              3,280
     Dividends .............................................             858               694             2,560              2,020
Federal funds sold .........................................             319               537             1,515              1,449
Interest-bearing deposits with other banks .................              40                73               154                219
                                                              --------------     -------------    --------------     --------------
                          Total Interest Income ............         103,596            98,197           305,307            285,991

INTEREST EXPENSE
-----------------------------------------------------------------------------------------------------------------------------------
Deposits ...................................................          40,731            39,256           120,630            112,556
Short-term borrowings ......................................           2,262             2,768             6,772              7,829
Long-term debt .............................................           1,932             1,019             5,137              3,190
                                                              --------------     -------------    --------------     --------------
                         Total Interest Expense ............          44,925            43,043           132,539            123,575
                                                              --------------     -------------    --------------     --------------
                         Net Interest Income ...............          58,671            55,154           172,768            162,416
PROVISION FOR LOAN LOSSES ..................................           1,067             2,060             4,299              5,734
                                                              --------------     -------------    --------------     --------------
                          Net Interest Income After
                                Provision for Loan Losses ..          57,604            53,094           168,469            156,682
                                                              --------------     -------------    --------------     --------------
OTHER INCOME
-----------------------------------------------------------------------------------------------------------------------------------
Trust department ...........................................           3,189             2,409             9,322              7,695
Service charges on deposit accounts ........................           5,000             4,582            14,465             13,149
Other service charges and fees .............................           3,496             2,850             9,437              8,681
Gain on sale of mortgage loans .............................             707               600             2,382              1,539
Investment securities gains ................................           2,071             2,944            10,066              5,736
                                                              --------------     -------------    --------------     --------------
                         Total Other Income ................          14,463            13,385            45,672             36,800

OTHER EXPENSES
-----------------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits .............................          20,975            20,125            62,349             59,528
Net occupancy expense ......................................           3,303             3,205             9,914              9,609
Equipment expense ..........................................           2,350             2,426             7,189              7,117
FDIC assessment expense ....................................             176               197               551                562
Special services ...........................................           2,800             1,906             7,719              5,742
Other ......................................................           9,594            10,796            31,148             28,016
                                                              --------------     -------------    --------------     --------------
                         Total Other Expenses ..............          39,198            38,655           118,870            110,574
                                                              --------------     -------------    --------------     --------------
                         Income Before Income Taxes ........          32,869            27,824            95,271             82,908
INCOME TAXES................................................          10,519             8,516            30,169             25,544
                                                              --------------     -------------    --------------     --------------
                         Net Income ........................  $       22,350     $      19,308    $       65,102     $       57,364
                                                              ==============     =============    ==============     ==============

----------------------------------------------------------------------------------------------------------------------------------
PER-SHARE DATA:
Net income (basic)..........................................  $       0.36       $       0.31     $       1.04       $       0.92
Net income (diluted)........................................  $       0.35       $       0.30     $       1.03       $       0.91
Cash dividends .............................................  $       0.150      $       0.127    $       0.431      $       0.371
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                                                Accumulated
                                                                                                   Other
                                                                                                 Comprehen-
                                                                   Common    Capital    Retained   sive        Treasury
(Dollars in thousands, except per-share data)                      Stock     Surplus    Earnings   Income        Stock       Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997.................................... $126,497   $326,402    $ 84,634   $28,257      $(1,299)   $564,491
Comprehensive income:
     Net income.................................................                          65,102                           $ 65,102
     Other - unrealized loss on securities (net of taxes).......                                    (1,254)                  (1,254)
                                                                                                                           ---------
          Total comprehensive income............................                                                             63,848
                                                                                                                           ---------

Stock split payable in the form of a
     Stock dividend - 25%  (11,985,361 shares)..................   29,963    (30,088)                                          (125)

Stock issued (588,846 shares, including
     130,154 shares of treasury stock)..........................    1,178     (2,195)                             2,875       1,858
Acquisition of treasury stock (172,175 shares)..................                                                 (4,289)     (4,289)
Cash dividends - $0.431 per share...............................                         (27,013)                           (27,013)
                                                                 -------------------------------------------------------------------

Balance at September  30, 1998.................................. $157,638   $294,119    $122,723   $27,003      $(2,713)   $598,770
                                                                 ===================================================================

Balance at December 31, 1996.................................... $117,035   $251,159    $122,385   $ 9,818      $  (103)   $500,294
Comprehensive income:
     Net income.................................................                          57,364                             57,364
     Other - unrealized gain on securities (net of taxes).......                                    10,247                   10,247
                                                                                                                           ---------
          Total comprehensive income............................                                                             67,611
                                                                                                                           ---------

Stock dividends issued - 10% (4,494,568 shares).................    8,989     73,962     (83,049)                               (98)
Stock issued (226,057 shares)...................................      409        751                                          1,160
Cash dividends - $0.371 per share...............................                         (23,204)                           (23,204)
                                                                 -------------------------------------------------------------------
Balance at September 30, 1997................................... $126,433   $325,872    $ 73,496   $20,065      $ (103)   $ 545,763
                                                                 ===================================================================
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(In thousands)

                                                                                                 Nine Months Ended
                                                                                                   September 30
                                                                                         ----------------------------------
                                                                                              1998              1997
                                                                                         ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income........................................................................ $      65,102     $      57,364

      Adjustments to reconcile net income to net cash provided by operating activities:
           Provision for loan losses ...................................................         4,299             5,734
           Depreciation and amortization of premises and equipment .....................         7,104             6,533
           Net amortization of investment security premiums ............................           197                75
           Investment security gains ...................................................       (10,066)           (5,736)
           Net (increase) decrease in mortgage loans held for sale......................        (3,188)            4,642
           Amortization of intangible assets ...........................................         1,010             1,210
           Increase in accrued interest receivable .....................................        (1,579)             (215)
           Decrease (increase) in other assets .........................................         2,012            (4,464)
           Increase in accrued interest payable ........................................         5,202             7,978
           (Decrease) increase in other liabilities.....................................        (3,700)           20,308
                                                                                         --------------    --------------
                Total  adjustments......................................................         1,291            36,065
                                                                                         --------------    --------------
                Net cash provided by operating activities ..............................        66,393            93,429
                                                                                         --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Proceeds from sales of securities available for sale .............................        21,739           126,034
      Proceeds from maturities of securities held to maturity ..........................       127,923           169,155
      Proceeds from maturities of securities available for sale ........................       156,286            62,272
      Purchase of securities held to maturity ..........................................        (5,541)          (20,973)
      Purchase of securities available for sale ........................................      (500,902)         (384,139)
      (Increase) decrease in short-term investments ....................................          (420)            3,697
      Net increase in loans ............................................................       (13,363)         (282,677)
      Purchase of premises and equipment................................................        (9,251)           (8,403)
                                                                                         --------------    --------------
                Net cash used in investing activities ..................................      (223,529)         (335,034)
                                                                                         --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Net increase in demand and savings deposits ......................................        51,207            10,639
      Net increase in time deposits ....................................................        36,087           281,108
      Increase (decrease) in long-term debt.............................................       134,660            (7,497)
      Decrease in short-term borrowings ................................................       (21,329)          (20,165)
      Dividends paid ...................................................................       (24,481)          (21,837)
      Net proceeds from issuance of common stock .......................................         1,733             5,262
      Acquisition of treasury stock ....................................................        (4,289)                -
                                                                                         --------------    --------------
                Net cash provided by financing activities...............................       173,588           247,510
                                                                                         --------------    --------------

      Net Increase in Cash and Due From Banks ..........................................        16,452             5,905
      Cash and Due From Banks at Beginning of Period ...................................       208,289           211,024
                                                                                         --------------    --------------
      Cash and Due From Banks at End of Period ......................................... $     224,741     $     216,929
                                                                                         ==============    ==============
      Supplemental Disclosures of Cash Flow Information
      Cash paid during the period for:
           Interest .................................................................... $     127,337     $     115,597
           Income taxes ................................................................ $      24,621     $      21,669

-------------------------------------------------------------------------------------------------------------------------

      See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows (in thousands):

                                                              Three months ended             Nine months ended
                                                                 September 30                   September 30
                                                         ---------------------------    ---------------------------
                                                              1998          1997             1998          1997
                                                              ----          ----             ----          ----
Weighted average shares outstanding (basic)............        62,673        62,523           62,620        62,464
Impact of common stock equivalents.....................           458           847              771           777
                                                         ------------    ----------     ------------   -----------
Weighted average shares outstanding (diluted)..........        63,131        63,370           63,391        63,241
                                                         ============    ==========     ============   ===========

NOTE D - Mergers and Acquisitions

Ambassador Bank of the Commonwealth. - On September 11, 1998, the Corporation completed its acquisition of Ambassador Bank of the Commonwealth (Ambassador), a $275 million bank located in Allentown, Pennsylvania. As provided under the terms of the merger agreement, each of the 1.9 million shares of Ambassador's common stock were exchanged for 1.4 shares of the Corporation's common stock. In addition, the 417,000 options and warrants to acquire Ambassador stock were exchanged for approximately 409,000 shares of the Corporation's common stock. The Corporation issued approximately 3.1 million shares of its common stock in connection with the merger, which was accounted for as a pooling of interests. As a result of the acquisition, Ambassador was merged with and into Lafayette Bank, one of the Corporation's existing affiliate banks, which thereupon changed its name to "Lafayette Ambassador Bank."

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

In order to effect the acquisition, Keystone Heritage was merged with and into the Corporation. Its sole banking subsidiary, Lebanon Valley National Bank (Lebanon Valley), was merged with and into Farmers Trust Bank, one of the Corporation's existing affiliate banks, which changed its name to "Lebanon Valley Farmers Bank." Lebanon Valley's deposits, loans and branches located in Lancaster and Dauphin Counties were transferred by Lebanon Valley Farmers Bank to Fulton Bank immediately after the merger was completed.

The following table sets forth selected unaudited financial data for the Corporation and Keystone Heritage for the period January 1, 1998 through March 27, 1998. Amounts for Fulton Financial Corporation have not been restated to include Ambassador.

                                             Fulton
                                            Financial             Keystone
                                           Corporation            Heritage
                                         -----------------    -----------------
Net interest income....................  $        47,466      $         6,555
Other income...........................           13,032                1,308
                                         -----------------    -----------------
Total income...........................  $        60,498      $         7,863
                                         =================    =================
Net income.............................  $        19,066      $         1,534
                                         =================    =================

The effect of the Keystone Heritage and Ambassador mergers on the Corporation's previously reported revenues, net income and net income per share for the three months ended September 30, 1997 follows. Per-share amounts have been restated to reflect the impact of the five for four stock split paid in May, 1998.

                                         Fulton
                                        Financial           Keystone
                                       Corporation          Heritage          Ambassador           Restated
                                     -----------------  -----------------  ------------------  ---------------
Net interest income................. $        46,049    $         6,760    $         2,345     $        55,154
Other income........................          11,409              1,795                181              13,385
                                     ---------------    ---------------    ---------------     ---------------

Total income........................ $        57,458    $         8,555    $         2,526     $        66,539
                                     ===============    ===============    ===============     ===============

Net income.......................... $        16,558    $         2,256    $           494     $        19,308
                                     ===============    ===============    ===============     ===============

Net income per share (basic)........ $          0.33    $          0.57    $          0.29     $          0.31
                                     ===============    ===============    ===============     ===============
Net income per share (diluted)...... $          0.33    $          0.57    $          0.25     $          0.30
                                     ===============    ===============    ===============     ===============

The effect of the mergers on the Corporation's previously reported revenues, net income and net income per share for the nine months ended September 30, 1997 follows. Per-share amounts have been restated to reflect the impact of the five for four stock split paid in May, 1998.

                                          Fulton
                                         Financial           Keystone
                                        Corporation          Heritage          Ambassador           Restated
                                     -----------------  -----------------  ------------------  ---------------
Net interest income................. $       135,526    $        20,167    $         6,723     $       162,416
Other income........................          30,838              5,643                319              36,800
                                     ---------------    ---------------    ---------------     ---------------

Total income........................ $       166,364    $        25,810    $         7,042     $       199,216
                                     ===============    ===============    ===============     ===============

Net income.......................... $        48,284    $         7,700    $         1,380     $        57,364
                                     ===============    ===============    ===============     ===============

Net income per share (basic)........ $          0.95    $          1.94    $          0.82     $          0.92
                                     ===============    ===============    ===============     ===============
Net income per share (diluted)...... $          0.94    $          1.94    $          0.76     $          0.91
                                     ===============    ===============    ===============     ===============

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

Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and for Hedging Activities" (Statement 133), was issued in July, 1998. Statement 133 replaces existing accounting practices with a single, integrated accounting framework for derivatives and hedging activities. Under Statement 133, every derivative is recorded in the balance sheet as either an asset or liability measured at its fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective as of the beginning of fiscal years ending after June 15, 1999. The Corporation does not anticipate that adoption of Statement 133 will have a material impact on its financial statements.

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

MERGER AND ACQUISITIONS
-----------------------

Ambassador Bank of the Commonwealth. - On September 11, 1998, the Corporation completed its acquisition of Ambassador Bank of the Commonwealth (Ambassador), a $275 million bank located in Allentown, Pennsylvania. As provided under the terms of the merger agreement, each of the 1.9 million shares of Ambassador's common stock were exchanged for 1.4 shares of the Corporation's common stock. In addition, the 417,000 options and warrants to acquire Ambassador stock were exchanged for approximately 409,000 shares of the Corporation's common stock. The Corporation issued approximately 3.1 million shares of its common stock in connection with the merger, which was accounted for as a pooling of interests. As a result of the acquisition, Ambassador was merged with and into Lafayette Bank, one of the Corporation's existing affiliate banks, which thereupon changed its name to "Lafayette Ambassador Bank."

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

In order to effect the acquisition, Keystone Heritage was merged with and into the Corporation. Its sole banking subsidiary, Lebanon Valley National Bank (Lebanon Valley), was merged with and into Farmers Trust Bank, one of the Corporation's existing affiliate banks, which changed its name to "Lebanon Valley Farmers Bank." Lebanon Valley's deposits, loans and branches located in Lancaster and Dauphin Counties were transferred by Lebanon Valley Farmers Bank to Fulton Bank immediately after the merger was completed

RESULTS OF OPERATIONS
---------------------

Quarter ended  September 30, 1998 versus Quarter ended  September 30, 1997
--------------------------------------------------------------------------

Fulton Financial Corporation's net income for the third quarter of 1998 increased $3.0 million, or 15.8%, in comparison to net income for the third quarter of 1997. Third quarter net income of $22.4 million, or $0.36 per share (basic) and $0.35 per share (diluted), represented a return on average assets
(ROA) of 1.59% and a return on average equity (ROE) of 14.91%. This compares to 1997 net income of $19.3 million, or $0.31 per share (basic) and $0.30 per share (diluted) (1.47% ROA and 14.49% ROE). Excluding the impact of unrealized gains on investment securities, return on average equity was 15.66% in 1998 and 14.89% in 1997.

The increase in net income in 1998 was a result of moderate growth in both net interest income and non-interest income. In addition, non-interest expenses increased by only 1.4%.

Net Interest Income
-------------------

Net interest income increased $3.5 million, or 6.4%, for the quarter. Overall, this increase was a result of growth in the Corporation's balance sheet. The following tables summarize the components of this increase as well as the changes in average interest-earning assets and interest-bearing liabilities and the average interest rates thereon. All dollar amounts are in thousands.

                                                                                           Change
                                                                            ----------------------------------
                                           1998                1997              Dollar             Percent
                                      --------------     ---------------    ---------------     --------------
Interest income ...................   $     103,596      $      98,197      $     5,399                5.5%
Interest expense...................          44,925             43,043            1,882                4.4
                                      --------------     ---------------    ---------------     --------------

Net interest income................   $      58,671      $      55,154      $     3,517                6.4%
                                      ==============     ===============    ===============     ==============

                                                               1998               1997             % Change
                                                         ---------------    ---------------     --------------
Average interest-earning assets.......................   $    5,176,043     $    4,860,201             6.5%
Yield on earning assets...............................             7.94%              8.02%           (1.0%)

Average interest-bearing liabilities..................   $    4,195,699     $    3,972,186             5.6%
Cost of interest-bearing liabilities..................             4.25%              4.30%           (1.2%)

Net interest margin (fully taxable equivalent)........             4.64%              4.64%               -

The 6.5% increase in average earning assets accounted for an interest income increase of approximately $6.4 million. This was offset by a $1.0 million reduction due to the eight basis point decline in yield.

The Corporation's average loan portfolio grew by approximately $146 million or 3.9%, mainly in commercial loans and mortgages. These increases have been offset by reductions in residential mortgages due to refinances and sales of new loans in the secondary market. Also contributing to the increase in average earning assets was the growth of the Corporation's investment portfolio, which increased $188 million, or 18.6%. The eight basis point decrease in the overall yield was a result of a change in the earning assets mix to include a larger percentage of investment securities (which generally earn lower yields than loans), as well as a small decrease in the yield on the loan portfolio as a result of competitive pressures and a declining interest rate environment.

The 5.6% increase in average interest-bearing liabilities resulted in a $2.4 million increase in interest expense. This was offset by a five basis point decrease in overall cost of interest-bearing liabilities, resulting in a $500,000 decrease in interest expense. Interest-bearing deposits increased $181 million or 4.9%, accounting for much of the increase. In addition, the Corporation's long-term borrowings increased $70 million or 105%. This increase was due to the Corporation locking in $155 million in fixed rate advances from the Federal Home Loan Bank to take advantage of lower interest rates ($90 million in March, 1998 and $65 million in September,1998). These borrowings have been used to pay off short-term borrowings and to purchase additional investment securities.

The Corporation's net interest margin for both quarterly periods was 4.64%. This stable margin was a result of consistent growth in average interest earning assets and interest bearing liabilities as well as consistent declines in yields and costs.

Provision and Allowance for Loan Losses
---------------------------------------

The following table summarizes loans outstanding (including unearned income) as of the dates shown:

                                                September 30     December 31
                                                    1998             1997
                                                ------------    ------------
                                                        (in thousands)

Commercial, financial and agricultural........  $    538,845    $    535,842
Real estate - construction....................       131,058         150,470
Real estate - mortgage........................     2,542,814       2,519,511
Consumer .....................................       718,688         709,405
Leasing and other.............................        50,674          56,384
                                                ------------    ------------

   Totals.....................................  $  3,982,079    $  3,971,612
                                                ============    ============

The following table summarizes the activity in the Corporation's allowance for loan losses:

                                                                          Three Months Ended Sept. 30
                                                                     ------------------------------------
                                                                           1998                 1997
                                                                     ---------------      ---------------
                                                                                (in thousands)
Loans outstanding at end of period.................................  $     3,971,881      $     3,869,058
                                                                     ===============      ===============
Daily average balance of loans and leases..........................  $     3,949,999      $     3,803,506
                                                                     ===============      ===============
Balance of allowance for loan losses
     at beginning of period........................................  $        58,541      $        56,313

Loans charged-off:
    Commercial, financial and agricultural.........................              268                  714
    Real estate - mortgage.........................................              384                  438
    Consumer.......................................................            1,150                  964
    Leasing and other..............................................               45                   36
                                                                     ---------------      ---------------
    Total loans charged-off........................................            1,847                2,152
                                                                     ---------------      ---------------
Recoveries of loans previously charged-off:
    Commercial, financial and agricultural.........................              302                   88
    Real estate - mortgage.........................................              401                  199
    Consumer.......................................................              265                  268
    Leasing and other..............................................                1                    7
                                                                     ---------------      ---------------
    Total recoveries...............................................              969                  562
                                                                     ---------------      ---------------
Net loans charged-off..............................................              878                1,590

Allowance purchased................................................                -                  130
Provision for loan losses..........................................            1,067                2,060
                                                                     ---------------      ---------------

Balance at end of period...........................................  $        58,730      $        56,913
                                                                     ===============      ===============

Net charge-offs to average loans (annualized)......................            0.09%                0.17%
                                                                     ===============      ===============
Allowance for loan losses to loans outstanding.....................            1.48%                1.47%
                                                                     ===============      ===============

The provision for loan losses for the quarter ended September 30, 1998 was $1.1 million, a $993,000 or 48.2% decrease from $2.1 million for the same period of 1997. As shown in the preceding table, annualized net charge-offs as a percentage of average loans outstanding were 0.09% for the third quarter of 1998 as compared to 0.17% in the third quarter of 1997. The decrease was realized mainly in commercial loans, offset by a small increase in net charge-offs on consumer loans. The allowance for loan losses as a percentage of gross loans (net of unearned income) was 1.48% at September 30, 1998 and 1.47% at September 30, 1997.

The following table summarizes the Corporation's non-performing assets as of the periods shown:

                                                      Sept. 30              Dec. 31
(Dollars in thousands)                                  1998                 1997
                                                  ----------------     ----------------
Nonaccrual loans................................  $        21,958      $        20,819
Loans 90 days past due and accruing.............            7,986               10,529
Other real estate owned.........................            1,230                1,537
                                                  ----------------     ----------------
Total non-performing assets.....................  $        31,174      $        32,885
                                                  ================     ================

Non-performing assets/Total assets..............            0.55%                0.61%
Non-performing assets/Gross loans...............            0.75%                0.81%

The decrease in the provision was due to lower charge-offs, improved asset quality and a lower growth rate in the loan portfolio. Since December 31, 1997, the Corporation's total nonperforming assets decreased $1.7 million or 5.2%. Management considers various factors in assessing the adequacy of the allowance for loan losses and determining the provision for the period. Among these are the mix and risk characteristics of loan types in the portfolio, charge-off history, risk classification of significant credits, adequacy of collateral, the amount of the allowance that is not specifically allocated to individual loans, and the balance of the allowance relative to total and nonperforming loans. In management's opinion, based on its consideration of these factors, the allowance for loan losses of $58.7 million at September 30, 1998 was adequate.

Other Income
------------

Other income for the quarter ended September 30, 1998 was $14.5 million. This was an increase of $1.1 million or 8.1% over the comparable period in 1997. Excluding investment security gains, which decreased from $2.9 million in 1997 to $2.1 million in 1998, other income increased $2.0 million or 18.7%. Increases were realized in all major categories of other income. Trust department income increased $780,000, or 32.4%, due to additional emphasis on trust products, including the introduction of investment brokerage services. Service charges on deposit accounts increased $418,000, or 9.1%, as a result of the growth in transaction account balances. Other service charges and fees increased 646,000, or 22.7%, due mainly to the introduction of ATM surcharges in late 1997. Gains on sales of mortgage loans increased $107,000 or 17.8% as relatively low interest rates caused an increase in refinance volume.

Other Expenses
--------------

Total other expenses for the third quarter of 1998 increased $543,000, or 1.4%, to $39.2 million from $38.7 million in the comparable period of 1997. This moderate increase was mainly due to several non-recurring items recorded in the third quarter of 1997, including $550,000 in merger-related professional fees and $500,000 in expense reductions for the Corporation's corporate owned life insurance plan as a result of changes in the plan. Excluding these items, other expenses increased $1.6 million, or 4.1%.

Salaries and employee benefits increased $850,000 or 4.2% in comparison to the third quarter of 1997. This increase was a result of normal merit increases and an increase in the average number of full-time equivalent employees (FTE's) from 2,342 in 1997 to 2,377 in 1998 as a result of the Corporation's growth.

Net occupancy expense increased $98,000, or 3.1% due to growth. Equipment expense decreased $76,000 as a result of gains on sales of certain equipment. Excluding these gains, equipment expense increased $348,000, or 14.3%, mainly due to depreciation on check imaging and other new equipment. Special services expense, which represents the cost of data processing, increased $894,000 or 46.9%. Much of this increase was due to the conversion of Lebanon Valley National Bank to the Corporation's outside data processing servicer upon merging with the Corporation in March, 1998. Additional increases in this expense are attributable to the Corporation's conversion to a new mortgage processing system and to growth. See also the discussion on Year 2000 at the end of this section.

Other expenses decreased $1.2 million or 11.1% in 1998 to $9.6 million, as compared to $10.8 million for the same period in 1997. This decrease was mainly due to the non-recurring items discussed above. Excluding these items, other expense was flat.

Income Taxes
------------

Income tax expense for the quarter was $10.5 million as compared to $8.5 million for the comparable period in 1997, a $2.0 million or 23.5% increase. The effective tax rate was 32.0% for 1998 and 30.6% in 1997.

Nine months ended September 30, 1998 versus nine months ended September 30, 1997
--------------------------------------------------------------------------------

Fulton Financial Corporation's net income for the first nine months of 1998 increased $7.7 million, or 13.5%, in comparison to net income for the first nine months of 1997. Net income for the first nine months of 1998 was $65.1 million, or $1.04 per share (basic) and $1.03 per share (diluted), representing a 1.59% ROA and a 14.96% ROE. This compares to 1997 net income of $57.4 million, or $0.92 per share (basic) and $0.91 per share (diluted) (1.51% ROA and 14.91%
ROE).

Net Interest Income
-------------------

Net interest income increased $10.4 million, or 6.4%, for the first nine months of 1998. Overall, this increase was a result of growth in the Corporation's balance sheet. The following tables summarize the components of this increase as well as the changes in average interest-earning assets and interest-bearing liabilities and the average interest rates thereon. All dollar amounts are in thousands.

                                                                                         Change
                                                                            ----------------------------------
                                          1998                1997              Dollar             Percent
                                      --------------     ---------------    ---------------     --------------
Interest income ...................   $     305,307      $     285,991      $    19,316                6.8%
Interest expense...................         132,539            123,575            8,964                7.3
                                      --------------     ---------------    ---------------     --------------

Net interest income................   $     172,768      $     162,416      $    10,352                6.4%
                                      ==============     ===============    ===============     ==============

                                                              1998               1997             % Change
                                                         ---------------    ---------------     --------------
Average interest-earning assets.......................   $    5,074,313     $    4,775,069             6.3%
Yield on earning assets...............................            8.04%              8.09%            (0.6%)

Average interest-bearing liabilities..................   $    4,130,286     $    3,871,974             6.8%
Cost of interest-bearing liabilities..................            4.29%              4.27%             0.5%

Net interest margin (fully taxable equivalent)........            4.64%              4.68%            (0.9%)

The 6.8% increase in interest income was due primarily to the $299 million, or 6.3%, increase in average interest-earning assets, offset by the five basis point decrease in yield. Average loans increased $236 million, or 6.4%, accounting for the majority of the asset growth. Much of the increase in loans was in commercial mortgages, offset by a decrease in residential mortgages due to refinance activity. Average investment securities increased $120 million, or 12.3%, as a result of increases in funding exceeding net loan demand. The average yield on earning assets decreased five basis points, reflecting the change in the earning asset mix to a larger percentage of investment securities, which generally earn a lower yield.

The 7.3% increase in interest expense was a result of a $258 million, or 6.8%, increase in average interest-bearing liabilities as well as a two basis point increase in the average cost. Average interest-bearing deposits increased $228 million or 6.4%. While the largest component of this increase was in certificates of deposit with original maturities between one and two years ($120 million, or 33.8% increase), the Corporation also realized increases in certain demand deposits, such as NOW accounts ($41.8 million or 9.6% increase). In addition to deposit growth, the Corporation's average long-term borrowings increased $50.2 million. See "Liquidity and Interest Rate Risk" below for additional discussion of the Corporation's asset/liability management function.

Provision and Allowance for Loan Losses
---------------------------------------

The following table summarizes the activity in the Corporation's allowance for loan losses:


                                                                          Nine Months Ended Sept. 30
                                                                     ------------------------------------
                                                                           1998                 1997
                                                                     ---------------      ---------------
                                                                                (in thousands)

Loans outstanding at end of period.................................  $     3,971,881      $     3,869,058
                                                                     ===============      ===============
Daily average balance of loans and leases..........................  $     3,953,779      $     3,717,800
                                                                     ===============      ===============
Balance of allowance for loan losses
     at beginning of period........................................  $        57,557      $        53,893

Loans charged-off:
    Commercial, financial and agricultural.........................            1,110                1,989
    Real estate - mortgage.........................................              885                1,126
    Consumer.......................................................            3,412                2,887
    Leasing and other..............................................               72                   61
                                                                     ---------------      ---------------
    Total loans charged-off........................................            5,479                6,063
                                                                     ---------------      ---------------
Recoveries of loans previously charged-off:
    Commercial, financial and agricultural.........................              737                1,779
    Real estate - mortgage.........................................              729                  456
    Consumer.......................................................              885                  976
    Leasing and other..............................................                2                    8
                                                                     ---------------      ---------------
    Total recoveries...............................................            2,353                3,219
                                                                     ---------------      ---------------
Net loans charged-off..............................................            3,126                2,844

Allowance purchased................................................                -                  130
Provision for loan losses..........................................            4,299                5,734
                                                                     ---------------      ---------------
Balance at end of period...........................................  $        58,730      $        56,913
                                                                     ===============      ===============
Net charge-offs to average loans (annualized)......................            0.11%                0.10%
                                                                     ===============      ===============
Allowance for loan losses to loans outstanding.....................            1.48%                1.47%
                                                                     ===============      ===============


The provision for loan losses for the nine months ended September 30, 1998 was $4.3 million, a $1.4 million or 25.0% decrease from $5.7 million for the same period of 1997. As shown in the preceding table, annualized net charge-offs as a percentage of average loans outstanding was 0.11% for the first nine months of 1998 as compared to 0.10% for the first nine months of 1997. The increase was due mainly to lower recoveries on commercial loans. The decrease in the provision was due to improved asset quality and a lower growth rate for the loan portfolio, resulting in a consistent ratio of allowance for loan losses to loans outstanding.

Other Income
------------

Other income for the nine months ended September 30, 1998 was $45.7 million. This was an increase of $8.9 million or 24.1% over the comparable period in 1997. Of this increase, $4.3 million was a result of higher investment security gains due to the sale of bank stock investments that, in management's opinion, were fully valued.

Excluding investment security gains, other income increased $4.5 million or 14.5%. Trust department income ($1.6 million, or 21.1%, increase) and service charges on deposit accounts ($1.3 million, or 10.0%, increase) accounted for much of this growth. Gains on sales of mortgage loans increased $843,000, or

54.8% as the relatively low interest rates caused an increase in refinance volume. Other service charges and fees increased $756,000, or 8.7%, mainly as a result of ATM convenience fees offset by gains on sales of credit card servicing in 1997.

Other Expenses
--------------

Total other expenses for the first nine months of 1998 increased $8.3 million, or 7.5%, to $118.9 million from $110.6 million in the comparable period of 1997.

Salaries and employee benefits increased $2.8 million or 4.7% in comparison to 1997. Adjusting 1997 for $600,000 in non-recurring expenses for post-employment benefits results in a $3.4 million or 5.8% increase in salaries and benefits in 1998. Additional staff expenses were incurred to facilitate the conversion and transition of Lebanon Valley. Average full-time equivalent (FTE) employees increased from 2,296 in 1997 to 2,334 in 1998, resulting in approximately $975,000 of additional expense. The remaining increase in salaries and benefits, $2.4 million or 4.2%, is consistent with the Corporation's merit increase goals.

Net occupancy expense, equipment expense and FDIC assessment expense increased less than 4.0% each, mainly as a result of growth. Special services expense increased $2.0 million, or 34.4%. Of this increase, $200,000 was specific one-time charges related to the conversion of Lebanon Valley to the Corporation's data processing systems. Prior to the conversion, Lebanon Valley's data processing was an in-house function. As a result of the conversion to the Corporation's outsourced data processing servicer, additional normal processing fees are now being incurred, which have totaled approximately $400,000. Additional increases in expense are attributable to the Corporation's conversion to a new mortgage processing system and growth.

Other expenses increased $3.1 million or 11.2% in 1998 to $31.1 million as compared to $28.0 million for the same period in 1997. Most of this increase was a result of non-recurring items. In 1998, these included: $1.4 million in merger-related professional fees; $375,000 in contributions to certain charitable organizations; $260,000 in one-time charges on Fulton Bank for supplies related to the Lebanon Valley conversion and certain loss write-offs; and a $150,000 loss on the sale of a consumer loan portfolio. In 1997, non-recurring items included a Keystone Heritage recovery of $460,000 in legal fees from a prior period. Excluding the impact of these non-recurring items, other expenses increased $523,000 million or 1.8%.

Income Taxes
------------

Income tax expense for the first nine months of 1998 was $30.2 million as compared to $25.5 million for the comparable period in 1997, a $4.6 million or 18.1% increase. The effective tax rate for 1998 was 31.7% as compared to 30.8% for 1997.

FINANCIAL CONDITION
-------------------

At September 30, 1998, the Corporation had total assets of $5.6 billion, reflecting an increase of $255 million, or 4.7%, over December 31, 1997. Investment securities accounted for an increase of $224 million, while the loan portfolio increased by $10 million.

The flat loan portfolio and a $87 million increase in deposits provided excess funds to the Corporation during the third quarter of 1998. In addition, the Corporation has borrowed $155 million in long-term fixed-rate advances from the Federal Home Loan Bank. These borrowings were done to take advantage of the relatively low interest rate environment and to adjust the interest rate sensitivity of the Corporation's liabilities. These borrowed funds were used to reduce the Corporation's federal funds purchased balance, from $63.9 million at December 31, 1997 to $25.0 million at September 30, 1998. Additional funds provided by borrowings and deposit growth were used to purchase investment securities, which increased $224 million or 21%.

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

The Corporation's policy provides for the six-month gap position to be maintained between 0.85 and 1.15. The Corporation was positioned within this range throughout the first nine months of 1998.

Capital Resources
-----------------

Shareholders' equity increased $34.3 million or 6.1% during the first nine months of 1998. This increase was a result of net income for the nine months, offset by cash dividends to shareholders.

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

As of September 30, 1998, the Corporation and each of its subsidiaries met the minimum capital requirements. In addition, the Corporation and each of its subsidiaries' capital ratios exceeded the amounts required to be considered "well-capitalized" as defined in the regulations.

The Corporation's total and Tier I risk-based capital ratios have generally placed the Corporation near the middle of its self-defined peer group over the past year. The Corporation's ratio of Tier 1 capital to average assets, however, has generally placed it in the top quartile in comparison to its peers.

In March, 1997, the Board of Directors approved a Plan to repurchase up to 100,000 shares of the Corporation's common stock through March 31, 1998. In April, 1998, the Board of Directors approved a plan to repurchase up to 250,000 shares of the Corporation's common stock through October 31, 1998. Treasury stock acquired under these plans is used for the Corporation's Employee Stock Purchase Plan, Incentive Stock Option Plan and other benefit plans. The Corporation purchased 44,375 shares under the plan which expired on March 31, 1998. Through September 30, 1998, 127,800 shares had been repurchased under the new plan. In October, 1998, the Board of Directors approved an extension of the 250,000 share repurchase plan through March 31, 1999.

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

The Corporation has formed committees at each subsidiary bank and at the Corporation to identify, evaluate and manage the risks related to the Year 2000 Problem. A comprehensive plan adopted by the Board of Directors of the Corporation establishes a five step process - awareness, assessment, renovation, validation and implementation - to address the Year 2000 Problem. The plan establishes priorities for addressing the Year 2000 Problem, with systems classified as being most mission critical receiving the highest priority treatment. The primary focus of the plan is on assuring that information technology systems will be operable, but it also addresses non-information technology issues such as embedded technology in security and other systems.

The awareness and assessment phases of the plan have been completed. The renovation and validation phases are in process and system changes and testing will be substantially completed by December 31, 1998, and March 31, 1999, respectively. All mission critical systems, internal and external, should be complete and implementation should be substantially complete by June 30, 1999, and all contingency planning should be substantially complete by September 30, 1999. The fourth quarter of 1999 -- October 1 through December 31 -- will be used to re-inspect all processes, beginning with the most critical, for continued assurance that contingency planning adequately addresses potential disruptions.

Federal bank regulatory agencies have issued Year 2000 project guidelines for financial institutions from time to time and have also conducted examinations of the Corporation and its banks and commented on the Corporation's plans to address the Year 2000 Problem. The Corporation has used such guidance to establish Year 2000 work tasks for each phase.

Through September 30, the Corporation has incurred approximately $820,000 in expenses related to the Year 2000. In addition, capital expenditures to replace non-compliant hardware, software and other equipment have totaled approximately $3.0 million. Through 1999, the Corporation anticipates incurring an additional $1.7 million in expenses and $2.2 million in capital expenditures.

While these costs are related to the Year 2000 problem, they also represent significant improvements to the technology infrastructure for Fulton Financial Corporation and its bank subsidiaries. Improvements at Fulton Bank include migrating to a new branch automation solution and new data processing solutions for the bank's investment management and trust services department and leasing department. At Hagerstown Trust Company, they include a new personal computing and local area network solution and changing the check processing solution to the same system used at all other subsidiary banks. Across the entire Corporation, local area networks have been upgraded as required and the first phase for a wide area telecommunications network has been installed to support the investment management and trust services data processing system and the branch automation system. Each subsidiary bank also has upgraded their telephone systems as needed.

Since third-party service providers perform most major data processing functions of the Corporation, the Corporation does not anticipate that it will incur any material costs to address the Year 2000 Problem other than those discussed above. The Corporation expects, at this time, that the Year 2000 Problem should have no material adverse effect on the products and services it offers or on competitive conditions; however, further testing with mission critical third-party service providers will be necessary to validate the readiness of these providers for this change. Similarly, the Corporation believes that the Year 2000 Problem should have no material adverse effect on the Corporation's business, operations or financial condition, based on initial surveys of its major business loan customers and other actions designed to evaluate the risks associated with the Year 2000 Problem, however, it cannot rule out the possibility that the Year 2000 Problem might have such an effect.

Federal bank regulators have initiated a series of examinations of all financial institutions to assess their progress in addressing the Year 2000 Problem and have indicated that institutions which have not adequately addressed the issue will be subject to various sanctions, including denial of, or delay in acting on, regulatory applications. The Corporation believes that it has made sufficient progress on the Year 2000 Problem to minimize the likelihood of regulatory sanctions.

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

              (3) Material Contracts - Executive Compensation Agreements and
                  Plans:

                  (a) Severance Agreements entered into as of April 17, 1984 and as of May 17, 1988 between Fulton Financial Corporation and the following executive officers: Robert D. Garner, Rufus A. Fulton, Jr., and R. Scott Smith, Jr. - Incorporated by reference from Exhibit 28(a) of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1990.

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

              (4) Financial Data Schedule - September 30, 1998

              (5) Financial Data Schedule - September 30, 1997 (restated).

         (b)  Reports on Form 8-K:

              (1) Form 8-K dated September 18, 1998, reporting consummation of the merger of Fulton Financial Corporation and Ambassador Bank of the Commonwealth.

                 FULTON FINANCIAL CORPORATION AND SUBSIDIARIES

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FULTON FINANCIAL CORPORATION



Date:   November 10, 1998                /s/ Rufus A. Fulton, Jr.
     ----------------------              ---------------------------------------
                                         Rufus A. Fulton, Jr.
                                         President and Chief Executive Officer


Date:   November 10, 1998                /s/ Charles J. Nugent
     ----------------------              ---------------------------------------
                                         Charles J. Nugent
                                         Executive Vice President and
                                         Chief Financial Officer

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

     10.  Material Contracts

          (a) Severance Agreements entered into as of April 17, 1984 and as of May 17, 1988 between Fulton Financial Corporation and the following executive officers: Robert D. Garner, Rufus A. Fulton, Jr., and R. Scott Smith, Jr. - Incorporated by reference from
               Exhibit 28(a) of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1990.

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

     27.  Financial data schedule - September 30, 1998.

     27.1 Financial data schedule - September 30, 1997 (restated).