Form 10-K
period 1998-12-31
FULTON FINANCIAL CORP
filed 1999-03-26
CIK 700564

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K
                                   ---------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 1998, or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _______  to _____

                        Commission File Number: 0-10587

                         FULTON FINANCIAL CORPORATION
     -----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                               23-2195389
     -----------------------------------------------------------------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

     One Penn Square, P. O. Box 4887, Lancaster, Pennsylvania          17604
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

Securities registered pursuant to Section 12(g) of the Act:

                                                   Name of each Exchange
              Title of each class                   on which registered
        ---------------------------------           -------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

The aggregate market value of 57,900,511 shares of common stock held by non-affiliates, calculated based on the average of the bid and asked prices on March 12, 1999, was approximately $1.3 billion.

As of March 12, 1999 there were 62,892,076 shares of Fulton Financial Corporation common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference:


                                             Part of Form 10-K into
          Document                            which incorporated
          --------                            ------------------

Definitive Proxy Statement of                      Part III
Fulton Financial Corporation
dated March 11, 1999

                                    PART I

Item 1.  Description of Business
--------------------------------

     Fulton Financial Corporation (the Corporation) is a Pennsylvania business corporation which was organized on February 8, 1982 and became a bank holding company through the acquisition of all of the outstanding stock of Fulton Bank on June 30, 1982. Fulton Financial Corporation provides a wide variety of retail and commercial banking and investment management and trust services to customers located primarily in central and eastern Pennsylvania, southern New Jersey, northern Maryland and southern Delaware through its eleven wholly-owned banking subsidiaries: Fulton Bank, Lebanon Valley Farmers Bank, Swineford National Bank, Lafayette Ambassador Bank, FNB Bank, N.A., Great Valley Bank, Hagerstown Trust Company, Delaware National Bank, The Bank of Gloucester County, The Woodstown National Bank & Trust Company, and The Peoples Bank of Elkton.

     In addition, Fulton Financial Corporation owns all of the outstanding stock of four nonbank subsidiaries: (i) Fulton Financial Realty Company, which holds title to or leases certain properties upon which Fulton Bank and Lebanon Valley Farmers Bank branch offices and other Fulton Bank facilities are located; (ii) Fulton Life Insurance Company, which engages in the business of reinsuring credit life and accident and health insurance directly related to extensions of credit by the banking subsidiaries of the Corporation; (iii) Central Pennsylvania Financial Corporation which owns certain limited partnership interests in partnerships invested in low and moderate income housing projects and two nonbank companies in various stages of liquidation; and (iv) FFC Management, Inc. which owns certain investment securities and other passive investments.

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

                                                                                            No. of Employees
                                                                                          --------------------
                                             Main Office           Total         Total       Full-     Part-
       Banking Subsidiary                      Location            Assets       Deposits     time      time
--------------------------------         -------------------   -------------   ----------  --------  ---------
                                                                       (in millions)
Fulton Bank                                Lancaster, PA           $2,148      $1,642        827       269
Lebanon Valley Farmers Bank                Lebanon, PA                688         565        165        37
Swineford National Bank                    Hummels Wharf, PA          253         209         77        41
Lafayette Ambassador Bank                  Easton, PA                 770         642        276        69
FNB Bank, N.A.                             Danville, PA               305         244         81        22
Great Valley Bank                          Reading, PA                317         220         82        19
Hagerstown Trust Company                   Hagerstown, MD             391         325        163        21
Delaware National Bank                     Georgetown, DE             144         118         65        14
The Bank of Gloucester County              Woodbury, NJ               334         295        111        55
The Woodstown National Bank & Trust Co.    Woodstown, NJ              301         255         76        45
The Peoples Bank of Elkton                 Elkton, MD                 120          88         38         1
Fulton Financial (Parent Company)          Lancaster, PA              N/A         N/A        106         4
                                                                                           ---------------
                                                                                           2,067       597
                                                                                           ===============

         Fulton Financial Corporation maintains branch offices in twenty counties across four mid-Atlantic states. In ten of these counties, the Corporation ranks in the top three in deposit market share (based on deposits as of June 30, 1998). The following table summarizes information about the counties in which the Corporation has branch offices and its market position in each county.

                                                                         No. of Financial       Deposit Market
                                                                           Institutions         Share (6/30/98)
                          Population                                   ---------------------  ------------------
                            (1998           Banking                     Banks/      Credit
    County        State    Estimate)       Subsidiary                   Thrifts     Unions     Rank         %
---------------   -----   ----------   ------------------------------- ----------  ---------  ------    --------
Lancaster           PA     455,000      Fulton Bank                        20         12         1        24.8%
Dauphin             PA     248,000      Fulton Bank                        22         13         5         5.2
Cumberland          PA     209,000      Fulton Bank                        16         10         11        2.0
York                PA     374,000      Fulton Bank                        22         23         18        0.8
Chester             PA     419,000      Fulton Bank                        35         11         23        0.7
Lebanon             PA     117,000      Lebanon Valley Farmers Bank        11          2         1        40.4
Snyder              PA      38,000      Swineford National Bank             6          0         1        35.3
Union               PA      41,000      Swineford National Bank             8          1         6         5.8
Northumberland      PA      95,000      Swineford National Bank            18          3         14        2.6
                                        FNB Bank, N.A.                                           3         8.2
Montour             PA      18,000      FNB Bank, N.A.                      4          3         1        49.5
Lycoming            PA     118,000      FNB Bank, N.A.                     12         13         14        0.9
Columbia            PA      64,000      FNB Bank, N.A.                     10          0         7         5.4
Northampton         PA     259,000      Lafayette Ambassador Bank          19         19         3        11.6
Lehigh              PA     297,000      Lafayette Ambassador Bank          23         19         5         4.9
Berks               PA     354,000      Great Valley Bank                  19         21         8         4.5
Montgomery          PA     714,000      Great Valley Bank                  42         38         42        0.1
Washington          MD     128,000      Hagerstown Trust Company           10          3         1        22.0
Cecil               MD      81,000      Peoples Bank of Elkton              7          3         2        15.1
Sussex              DE     136,000      Delaware National Bank             12          4         6         1.2
Gloucester          NJ     248,000      Bank of Gloucester County          26          6         3        11.0
                                        Woodstown National Bank                                  10        3.1
Salem               NJ      69,000      Woodstown National Bank             9          5         2        18.1


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

     Fulton offers a full range of general retail and commercial banking services, including the following: demand, savings and time deposits; commercial, consumer and mortgage loans; vehicle and equipment leasing and financing; VISA and MasterCard credit cards; VISA debit cards; and a wide range of international services such as letters of credit and currency exchange. Fulton maintains a network of automated teller machines, which is integrated with the MACtm regional and CIRRUStm national automated teller systems, as well as telephone banking services through the Bank-By-Phone system and PC banking through the internet.

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

     Approximately 70 percent of the business of Fulton is derived from the Lancaster County Region, where its administrative headquarters, 30 branch offices and eight remote service facilities are located. Approximately 30 percent of the business of Fulton is derived from its other regions, where its remaining 18 branch offices are located. Fulton's market areas have exhibited stable economies and have experienced low unemployment rates. Diversity is the key to the economic well-being of the Lancaster County Region. There are numerous manufacturing companies located in the Lancaster Region having 500 or more employees. The Lancaster County Region also ranks as one of the top agricultural production areas in the country.

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

                           Lebanon Valley Farmers Bank
                           ---------------------------

     Lebanon Valley Farmers Bank (LVFB), was formed through the merger of Lebanon Valley National Bank (acquired by the Corporation on March 27, 1998) with Farmers Trust Bank, an existing affiliate bank of the Corporation, which was chartered under the laws of the Commonwealth of Pennsylvania in 1892. LVFB is a member of the Federal Reserve System and its deposits are insured by the FDIC. LVFB is subject to regulation and periodic examination by the Federal Reserve Bank of Philadelphia and by the Pennsylvania Department of Banking. In addition to its administrative headquarters located in Lebanon, Pennsylvania, LVFB maintains fifteen branch offices and five remote service facility. The market area of LVFB consists of Lebanon County, Pennsylvania.

     LVFB offers a full range of general retail and commercial banking services, including demand, savings and time deposits, and commercial, consumer, and mortgage loans. LVFB maintains automated teller machines which are integrated with the MACtm regional and CIRRUStm national automated teller systems. LVFB maintains correspondent relationships with major banks in New York and Philadelphia and through them offers a variety of collection and funds transfer services. LVFB is a member of the Federal Home Loan Bank of Pittsburgh.

     LVFB has trust powers and offers a variety of services through its Trust Department, including estate planning, executorships, estate administration, living trusts, life insurance trusts, testamentary trusts, custodianships, guardianships, investment management accounts, escrow accounts and mutual fund asset allocation accounts.

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

     Swineford offers a full range of general retail and commercial banking services, including demand, savings and time deposits and commercial, consumer and mortgage loans. Swineford maintains automated teller machines which are integrated with the MACtm regional and CIRRUStm national automated teller systems. Swineford maintains a correspondent relationship with major banks in New York, Philadelphia and Pittsburgh and through them offers a variety of collection and funds transfer services. Swineford is a member of the Federal Home Loan Bank of Pittsburgh.

                           Lafayette Ambassador Bank
                           -------------------------

     Lafayette Ambassador Bank (Lafayette) is a full-service commercial bank which was originally chartered under the laws of the Commonwealth of Pennsylvania in 1922 as Lafayette Trust Bank. During 1988, Lafayette Trust Bank and Pen Argyl National Bank, both wholly-owned subsidiaries of Fulton Financial Corporation, merged to form Lafayette Bank. During 1991, Second National Bank of Nazareth, a wholly-owned subsidiary of Fulton Financial Corporation serving the same market area, was merged into Lafayette Bank. During 1998, Ambassador Bank of the Commonwealth merged with Lafayette Bank to form Lafayette Ambassador Bank

     As a state-chartered bank whose deposits are insured by the FDIC and which is not a member of the Federal Reserve System, Lafayette is subject to regulation and periodic examination by the FDIC and by the Pennsylvania Department of Banking. In addition to its administrative headquarters located in the City of Easton, Lafayette currently maintains 21 branch offices, all of which are located in Northampton County and Lehigh County, Pennsylvania.

     Lafayette offers a full range of general retail and commercial banking services, including demand, savings and time deposits, and commercial, consumer and mortgage loans. Lafayette maintains automated teller machines which are integrated with the MACtm regional and CIRRUStm national automated teller systems. Lafayette maintains correspondent relationships with major banks in New York, Philadelphia, Pittsburgh and Charlotte and through them offers a variety of collection and funds transfer services. Lafayette is a member of the Federal Home Loan Bank of Pittsburgh.

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

     FNB offers a full range of general retail and commercial banking services, including demand, savings and time deposits and commercial, consumer and mortgage loans. FNB maintains automated teller machines which are integrated with the MACtm regional automated teller system. FNB maintains a correspondent relationship with major banks in New York, Philadelphia and Pittsburgh and through them offers a variety of collection and funds transfer services. FNB is a member of the Federal Home Loan Bank of Pittsburgh.

     FNB has trust powers and offers a variety of services including estate planning, executorships, estate administration, living trusts, life insurance trusts, testamentary trusts, agency accounts, guardianships and asset management accounts.

                               Great Valley Bank
                               -----------------

     Great Valley Bank (Great Valley) was organized as a Pennsylvania chartered mutual savings association in 1974. During 1991, Great Valley converted to a Pennsylvania chartered stock savings bank. As a state-chartered savings bank whose deposits are insured by the FDIC and which is not a member of the Federal Reserve System, Great Valley is subject to regulation and periodic examination by the FDIC and by the Pennsylvania Department of Banking. In addition to its administrative headquarters located in the City of Reading, Great Valley maintains eight branch offices and one remote service facility. The market area of Great Valley includes Berks County, Pennsylvania and a portion of Montgomery County, Pennsylvania.

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

     Hagerstown offers a full range of general retail and commercial banking services, including demand, savings and time deposits and commercial, consumer and mortgage loans. Hagerstown maintains automated teller machines which are integrated with MACtm and HONORtm regional and CIRRUStm national automated teller systems. Hagerstown maintains correspondent relationships with major banks in Philadelphia, New York, Richmond, Baltimore and Charlotte. Hagerstown is a member of the Federal Home Loan Bank of Atlanta.

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

     Delaware offers a full range of banking services including retail and commercial checking, savings and time deposits, and consumer, mortgage, and commercial loans. At this time, Delaware does not have trust powers and does not offer investment or discount brokerage services. Delaware currently maintains automated teller machines on the MACtm regional automated teller system. Delaware maintains a correspondent relationship with major banks in New York, Baltimore and Wilmington and is a member of the Federal Home Loan Bank of Pittsburgh.

                         The Bank of Gloucester County
                         -----------------------------

     The Bank of Gloucester County (Gloucester) is a state bank chartered by the State of New Jersey in 1989. The deposits of Gloucester are insured by the FDIC and the bank is subject to regulation and periodic examinations by both the State of New Jersey and the FDIC. Gloucester maintains nine branch offices in addition to an operations facility and operates solely within Gloucester County, New Jersey.

     Gloucester offers a full range of banking services including retail and commercial checking, savings and time deposits, and consumer, mortgage and commercial loans. In 1998, Gloucester also began offering investment and discount brokerage services although the bank does not currently have trust powers. Gloucester has automated teller machines on the MACtm regional automated teller system. Gloucester maintains correspondent relationships with major banks in Philadelphia, Pittsburgh and Charlotte and is a member of the Federal Home Loan Bank of New York.

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

     Woodstown offers a full range of banking services, including retail and commercial checking, savings and time deposits, and consumer, mortgage and commercial loans. In 1998, Woodstown also began offering investment and discount brokerage services. Through its trust operations, Woodstown provides investment management, estate settlement and planning and trust management services. Woodstown maintains automated teller machines on the MACtm regional automated teller system. Woodstown maintains correspondent relationships with major banks in Philadelphia, Pittsburgh and Charlotte and is a member of the Federal Home Loan Bank of New York.

                          The Peoples Bank of Elkton
                          --------------------------

     The Peoples Bank of Elkton (Elkton) is a state bank chartered by the State of Maryland in 1924. The deposits of Elkton are insured by the FDIC and the Bank is subject to regulation and periodic examinations by both the FDIC and the State of Maryland. Elkton maintains two branch offices and one remote service facility within Cecil County, Maryland.

     Elkton offers a full range of banking services, including retail and commercial checking, savings and time deposits, and consumer, mortgage and commercial loans. Elkton maintains automated teller machines on the MACtm regional automated teller system. At this time, Elkton does not have trust powers and does not offer investment or discount brokerage services. Elkton maintains correspondent relationships with major banks in Philadelphia, Baltimore and Charlotte and is a member of the Federal Home Loan Bank of Atlanta.

     Certain additional statistical information relating to the business of Fulton Financial Corporation is set forth in the following tables.

FULTON FINANCIAL CORPORATION
COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

                                                                       Year Ended December 31
                                         ----------------------------------------------------------------------------------
(Dollars in thousands)                                       1998                                     1997
---------------------------------------------------------------------------------------------------------------------------
                                            Average                       Yield/      Average                      Yield/
ASSETS                                      Balance         Interest       Rate       Balance        Interest       Rate
--------------------------------------   ------------   -------------   ---------- -------------  ------------- -----------
Interest-earning assets:
  Loans and leases (1) ...............   $ 3,967,807     $   338,564       8.53%    $ 3,765,384    $   324,815       8.63%
  Taxable investment securities (2) ..       984,233          60,704       6.17         855,670         53,005       6.19
  Tax-exempt investment securities (2)        96,640           4,788       4.95          76,501          4,301       5.62
  Equity securities (2) ..............        71,369           3,503       4.91          57,544          2,823       4.91
  Short-term investments .............        31,180           1,733       5.56          40,161          2,304       5.74
                                         ------------   -------------   ---------- -------------  ------------- -----------
Total interest-earning assets ........     5,151,229         409,292       7.95       4,795,260        387,248       8.08
Noninterest-earning assets:
  Cash and due from banks ............       211,258                                    190,345
  Premises and equipment .............        74,550                                     70,480
  Other assets (2) ...................       161,709                                    138,509
  Less: Allowance for loan losses ....       (58,766)                                   (56,144)
                                         ------------                              -------------
          Total Assets ...............   $ 5,539,980                                $ 5,138,450
                                         ============                              =============

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Demand deposits ....................   $   530,967    $      8,404       1.58%   $    494,788   $      9,111       1.84%
  Savings deposits ...................     1,019,357          25,751       2.53       1,001,277         25,658       2.56
  Time deposits ......................     2,261,698         125,505       5.55       2,131,177        118,560       5.56
  Short-term borrowings ..............       210,933           9,241       4.38         227,805         10,828       4.75
  Long-term debt .....................       161,962           8,904       5.50          66,139          3,996       6.04
                                         ------------   -------------   ---------- -------------  ------------- -----------
Total interest-bearing liabilities ...     4,184,917         177,805       4.25       3,921,186        168,153       4.29
Noninterest-bearing liabilities:
  Demand deposits ....................       666,104                                    607,306
  Other ..............................       101,166                                     86,736
                                         ------------                              -------------
          Total Liabilities ..........     4,952,187                                  4,615,228
Shareholders' equity .................       587,793                                    523,222
                                         ------------                              -------------
          Total Liabilities and
            Shareholders' Equity .....   $ 5,539,980                               $  5,138,450
                                         ============                              =============
Net interest income ..................                       231,487                                   219,095
Net yield on interest-earning assets .                                     4.49%                                     4.57%
Tax equivalent adjustment (3) ........                         5,144                                     5,850
                                                        -------------   ----------                ------------- -----------
Net interest margin ..................                  $    236,631       4.59%                  $    224,945       4.69%
                                                        =============   ==========                ============= ===========
---------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                           1996
-------------------------------------------------------------------------------
                                           Average                      Yield/
ASSETS                                     Balance        Interest       Rate
--------------------------------------   ------------  ------------    --------
Interest-earning assets:
  Loans and leases (1) ...............   $ 3,381,599   $   293,487       8.68%
  Taxable investment securities (2) ..       869,361        51,619       5.94
  Tax-exempt investment securities (2)        84,335         4,776       5.66
  Equity securities (2) ..............        43,303         2,318       5.35
  Short-term investments .............        25,296         1,436       5.68
                                         ------------  ------------    --------
Total interest-earning assets ........     4,403,894       353,636       8.03
Noninterest-earning assets:
  Cash and due from banks ............       187,768
  Premises and equipment .............        65,928
  Other assets (2) ...................       120,226
  Less: Allowance for loan losses ....       (51,817)
                                         ------------
          Total Assets ...............   $ 4,725,999
                                         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------
Interest-bearing liabilities:
  Demand deposits ....................   $   506,763   $     9,753       1.92%
  Savings deposits ...................       986,981        25,247       2.56
  Time deposits ......................     1,887,129       104,378       5.53
  Short-term borrowings ..............       200,020         9,441       4.72
  Long-term debt .....................        42,012         2,618       6.23
                                         ------------  ------------    --------
Total interest-bearing liabilities ...     3,622,905       151,437       4.18
Noninterest-bearing liabilities:
  Demand deposits ....................       553,155
  Other ..............................        74,696
                                         ------------
          Total Liabilities ..........     4,250,756
Shareholders' equity .................       475,243
                                         ------------
          Total Liabilities and
            Shareholders' Equity .....   $ 4,725,999
                                         ============
Net interest income ..................                     202,199
Net yield on interest-earning assets .                                   4.59%
Tax equivalent adjustment (3) ........                       5,399
                                                       ------------    --------
Net interest margin ..................                 $   207,598       4.71%
                                                       ============    ========
------------------------------------------------------------------------------

(1)  Includes nonperforming loans.

(2) Balances include amortized historical cost for available for sale securities. The related unrealized holding gains on securities of $44,171 in 1998, $20,509 in 1997 and $10,812 in 1996 are included in other assets.

(3) Based on marginal Federal income tax rate and statutory interest expense disallowances.

FULTON FINANCIAL CORPORATION
RATE/VOLUME TABLE

     The following table sets forth for the periods indicated a summary of changes in interest income and interest expense resulting from corresponding volume and rate changes:

                                                    1998 vs. 1997                      1997 vs. 1996
                                               Increase (decrease) due            Increase (decrease) due
                                                    to change in                        to change in
                                          -------------------------------     ---------------------------------
                                           Volume       Rate        Net         Volume     Rate        Net
                                          ---------   ---------  --------     --------- ----------- -----------
                                                                      (in thousands)
Interest income on:
  Loans and leases ...................   $ 17,462    $ (3,713)   $ 13,749    $ 33,308    $ (1,980)   $ 31,328
  Taxable investment securities ......      7,964        (265)      7,699        (813)      2,199       1,386
  Tax-exempt investment securities ...      1,132        (645)        487        (444)        (31)       (475)
  Equity securities ..................        678           2         680         762        (257)        505
  Short-term investments .............       (515)        (56)       (571)        844          24         868
                                         ---------   ---------   ---------  ----------  ---------- -----------
    Total interest-earning assets ....   $ 26,721    $ (4,677)   $ 22,044    $ 33,657    $    (45)   $ 33,612
                                         =========   =========   =========  ==========  ========== ===========

Interest expense on:
  Demand deposits ....................   $    666    $ (1,373)   $   (707)   $   (230)   $   (412)   $   (642)
  Savings deposits ...................        463        (370)         93         366          45         411
  Time deposits ......................      7,261        (316)      6,945      13,498         684      14,182
  Short-term borrowings ..............       (802)       (785)     (1,587)      1,311          76       1,387
  Long-term debt .....................      5,789        (881)      4,908       1,503        (125)      1,378
                                         ---------   ---------   ---------  ----------  ---------- -----------
    Total interest-bearing liabilities   $ 13,377    $ (3,725)   $  9,652    $ 16,448    $    268    $ 16,716
                                         =========   =========   =========  ==========  ========== ===========

Note: The rate/volume variances are allocated in the table above by applying the changes in volume times the prior period rate and by applying the changes in rate times the current period volume on a consistent basis throughout.

FULTON FINANCIAL CORPORATION
INVESTMENT PORTFOLIO

         The following table sets forth the carrying amount of investment securities held to maturity (HTM) and available for sale (AFS) as of the dates shown:

                                                                          December 31
                           --------------------------------------------------------------------------------------------------------
                                            1998                              1997                               1996
                           ----------------------------------  ---------------------------------  ---------------------------------
                               HTM         AFS       Total         HTM       AFS        Total        HTM         AFS        Total
                           ----------  ----------  ----------  ----------  ---------  ----------  ----------  ----------  ---------
                                                                         (in thousands)
United States Treasury and
  U.S. Government agencies
  and Corporations ....... $   24,287  $  287,850  $  312,137  $   67,391  $ 265,677  $  333,068  $  161,236  $  254,984  $ 416,220

State and municipal ......     34,457     124,926     159,383      52,815     21,507      74,322      69,403      17,932     87,335

Other securities .........        449       6,978       7,427         483         --         483       1,326       2,614      3,940

Equity securities ........         --     110,866     110,866          --    104,324     104,324          --      67,184     67,184

Mortgage-backed securities    117,430     675,501     792,931     222,365    332,686     555,051     300,550     111,252    411,802
                           ----------  ----------  ----------  ----------  ---------  ----------  ----------  ----------  ---------

      Totals ............. $  176,623  $1,206,121  $1,382,744  $  343,054  $ 724,194  $1,067,248  $  532,515  $  453,966  $ 986,481
                           ==========  ==========  ==========  ==========  =========  ==========  ==========  ==========  =========

FULTON FINANCIAL CORPORATION
MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

     The following tables set forth the maturities of investment securities at December 31, 1998 and the weighted average yields of such securities (calculated based upon historical cost).


HELD TO MATURITY (at amortized cost)
----------------
                                                                                MATURING
                                      --------------------------------------------------------------------------------------------
                                                                  After One But          After Five But
                                        Within One Year         Within Five Years       Within Ten Years          After Ten Years
                                      --------------------------------------------------------------------------------------------
                                       Amount      Yield        Amount      Yield        Amount      Yield        Amount     Yield
                                      --------      ----       --------      ----       --------      ----       --------     ----
                                                                          (dollars in thousands)
United States Treasury and
  U.S. Government
  agencies and corporations ......    $ 14,776      6.86%      $  7,162      6.02%      $  1,259      6.27%      $  1,090     7.61%
State and municipal (1) ..........       7,782      7.53         17,207      7.73          5,076      7.86          4,392     9.83
Other securities .................          --        --            405      7.82             44      6.25             --       --
                                      --------      ----       --------      ----       --------      ----       --------     ----

   Totals ........................    $ 22,558      7.09%      $ 24,774      7.24%      $  6,379      7.53%      $  5,482     9.39%
                                      ========      ====       ========      ====       ========      ====       ========     ====

Mortgage-backed securities (2) ...    $117,430      6.30%
                                      ========      ====
AVAILABLE FOR SALE (at estimated fair value)
------------------
                                                                               MATURING
                                      --------------------------------------------------------------------------------------------
                                                                  After One But          After Five But
                                        Within One Year         Within Five Years       Within Ten Years          After Ten Years
                                      --------------------------------------------------------------------------------------------
                                       Amount      Yield        Amount      Yield        Amount      Yield        Amount     Yield
                                      --------      ----       --------      ----       --------      ----       --------     ----
                                                                          (dollars in thousands)
United States Treasury and
  U.S. Government
  Agencies and corporations ......    $ 64,814      6.00%      $220,024      6.27%      $  3,012      6.72       $     --       --%
State and municipal (1) ..........       1,914      6.39          1,505      6.74        100,453      6.11         21,054     8.22%
Other ............................       2,291      6.49          4,687      6.59             --        --             --       --
                                      --------      ----       --------      ----       --------      ----       --------     ----

   Totals ........................    $ 69,019      6.03%      $226,216      6.28%      $103,465      6.13%      $ 21,054     8.22%
                                      ========      ====       ========      ====       ========      ====       ========     ====

Mortgage-backed securities (2) ...    $675,501      6.10
                                      ========      ====

(1) Weighted average yields on tax-exempt securities have been computed on a fully tax-equivalent basis assuming a tax rate of 35 percent.

(2) Maturities for mortgage-backed securities are dependent upon the interest rate environment and prepayments on the underlying loans.

(3) For the purpose of this table, the entire balance and weighted average rate is shown in one period.

FULTON FINANCIAL CORPORATION
LOAN PORTFOLIO BY TYPE

     The following table sets forth the amount of loans outstanding (including unearned income) as of the dates shown (1):

                                                                    December 31
                                         --------------------------------------------------------------
                                             1998         1997         1996         1995         1994
                                         ----------   ----------   ----------   ----------   ----------
                                                                  (in thousands)
Commercial, financial and agricultural   $  559,517   $  535,842   $  496,746   $  477,967   $  457,987
Real-estate - construction ...........      130,051      150,470      128,196      114,620      114,115
Real-estate - mortgage ...............    2,596,364    2,519,511    2,285,047    2,053,275    1,952,430
Consumer .............................      698,323      709,405      643,932      535,070      473,507
Leasing and other ....................       56,200       57,425       43,255       38,586       29,261
                                         --------------------------------------------------------------
                                         $4,040,455   $3,972,653   $3,597,176   $3,219,518   $3,027,300
                                         ==============================================================

(1) At December 31, 1998, Fulton Financial Corporation did not have any loan concentrations to borrowers engaged in the same or similar industries that exceeded 10% of total loans.

MATURITY & SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES

     The following table summarizes the maturity and sensitivity of loans to changes in interest rates as of December 31, 1998:

                                           One
                         One Year        Through      More Than
                         or Less       Five Years    Five Years        Total
                       ----------     -----------    ----------     ----------
                                          (in thousands)

Floating rate ......   $  359,315     $  444,108     $  243,314     $1,046,737
Fixed rate .........      790,007      1,593,423        610,288      2,993,718
                       ----------     ----------     ----------     ----------

  Totals ...........   $1,149,322     $2,037,531     $  853,602     $4,040,455
                       ==========     ==========     ==========     ==========

FULTON FINANCIAL CORPORATION
RISK ELEMENTS IN LOAN PORTFOLIO

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans and other nonperforming assets (4):

                                                             December 31
                                          -----------------------------------------------
                                            1998      1997      1996      1995      1994
                                          -------   -------   --------  -------   -------
                                                           (in thousands)

Nonaccrual loans (1) (2) (3) ..........   $19,281   $20,819   $16,548   $16,350   $20,869
Accruing loans past due 90 days or more    11,109    10,529     8,162     9,676     7,305
Other real estate .....................     1,420     1,537     2,829     3,019     5,144
                                          -------   -------   -------   -------   -------

     Totals ...........................   $31,810   $32,885   $27,539   $29,045   $33,318
                                          =======   =======   =======   =======   =======

(1) Includes impaired loans as defined by Statement of Financial Accounting Standards No. 114 of approximately $12.8 million at December 31, 1998.

(2) As of December 31, 1998, the gross interest income that would have been recorded during 1998 if nonaccrual loans had been current in accordance with their original terms was approximately $1.9 million. The amount of interest income on those nonaccrual loans that was included in 1998 net income was approximately $1.3 million. At December 31, 1998, $17.0 million of nonaccrual loans are considered to be adequately secured.

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

(4) Excluded from the amounts presented above at December 31, 1998 are $29.2 million in domestic commercial loans for which payments were current, but as to which the borrowers were experiencing significant financial difficulties. These loans are subject to constant management attention and their classification is reviewed monthly.

FULTON FINANCIAL CORPORATION
SUMMARY OF LOAN LOSS EXPERIENCE

An analysis of the Corporation's loss experience is as follows:

                                                                    Year Ended December 31
                                              ------------------------------------------------------------------
                                                 1998          1997          1996          1995          1994
                                              ----------    ----------    ----------    ----------    ----------
                                                                    (dollars in thousands)
Loans outstanding at end of year ...........  $4,030,391    $3,961,644    $3,597,176    $3,219,518    $3,027,300
                                              ==========    ==========    ==========    ==========    ==========
Daily average balance of loans and leases ..  $3,967,807    $3,765,854    $3,381,599    $3,078,455    $2,698,516
                                              ==========    ==========    ==========    ==========    ==========
Balance of allowance for loan losses
     at beginning of year ..................  $   57,557    $   53,893    $   50,201    $   49,396    $   42,020

Loans charged-off:
    Commercial, financial and agricultural         2,412         2,682         2,152         2,282         2,875
    Real estate - construction .............          --            --            34            --           144
    Real estate - mortgage .................       1,403         1,636         1,270         2,366         1,333
    Consumer ...............................       5,191         4,854         2,947         2,168         1,477
    Leasing and other ......................         134            70            50            59            33
                                              ----------    ----------    ----------    ----------    ----------
    Total loans charged-off ................       9,140         9,242         6,453         6,875         5,862
                                              ----------    ----------    ----------    ----------    ----------

Recoveries of loans previously charged-off:
    Commercial, financial and agricultural         1,223         2,150         1,576         1,846         1,666
    Real estate - construction .............          --            --           182            44           125
    Real estate - mortgage .................         926           709         1,378           530           593
    Consumer ...............................       1,265         1,289         1,036           883           586
    Leasing and other ......................           2            15            22            20            29
                                              ----------    ----------    ----------    ----------    ----------
    Total recoveries .......................       3,416         4,163         4,194         3,323         2,999
                                              ----------    ----------    ----------    ----------    ----------

Net loans charged-off ......................       5,724         5,079         2,259         3,552         2,863

Provision for loan losses ..................       5,582         8,417         5,951         4,357         3,769
Allowance purchased ........................          --           326            --            --         6,470
                                              ----------    ----------    ----------    ----------    ----------

Balance at end of year .....................  $   57,415    $   57,557    $   53,893    $   50,201    $   49,396
                                              ==========    ==========    ==========    ==========    ==========

Ratio of net charge-offs during period to
     average loans .........................        0.14%         0.13%         0.07%         0.12%         0.11%
                                              ==========    ==========    ==========    ==========    ==========
Ratio of allowance for loan losses to loans
     Outstanding at end of year ............        1.42%         1.45%         1.50%         1.56%         1.63%
                                              ==========    ==========    ==========    ==========    ==========

FULTON FINANCIAL CORPORATION
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses has been allocated as follows to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated:

                                                                         December 31
                           -------------------------------------------------------------------------------------------------------
                                 1998                   1997                 1996                 1995               1994
                           -------------------  -------------------  -------------------  -------------------  -------------------
                                                                     (dollars in thousands)

                                        % of                 % of                 % of                 % of                 % of
                                      Loans in             Loans in             Loans in             loans in             loans in
                                        each                 Each                 Each                 each                 each
                           Allowance  Category  Allowance  Category  Allowance  Category  Allowance  category  Allowance  category
                           ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------
Commercial, financial
  & agriculture ..........   $13,433    13.8%    $10,993     13.5%    $11,299     13.8%    $12,615     14.8%    $16,946     15.1%
Real estate - construction
  & mortgages ............    19,895    67.5      12,086     67.2      14,756     67.1      14,311     67.4      15,279     68.3
Consumer, leasing
  & other ................     6,740    18.7       7,262     19.3       3,863     19.1       3,708     17.8       3,323     16.6
Unallocated ..............    17,347      --      27,216       --      23,975       --      19,567       --      13,848       --
                           ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------

  Totals .................   $57,415   100.0%    $57,557    100.0%    $53,893    100.0%    $50,201    100.0%    $49,396    100.0%
                           =========  ========  =========  ========  =========  ========  =========  ========  =========  ========

(1) The Corporation allocates the allowance for loan losses in three components: (1) specific accounts; (2) 50% of doubtful, 15% of substandard and 10% of fair internally risk rated loans (excluding those subject to specific allocation under (1)); and (3) based upon historical averages for the remaining balances. As of December 31, 1998, the Corporation has allocated $13.4 million based on four-year historical averages, as follows:
     $2.7 million commercial, $6.6 million consumer, $4.0 million mortgage, and $120,000 leasing. Additional allocations of the allowance for loan losses include: $1.1 million for specific accounts; $18.3 million for fair rated loans; $6.6 million for substandard rated loans; $547,000 for doubtful rated loans.

(2)  Charge-offs for 1999 are not anticipated to exceed $6.1 million: commercial
     - $1.9 million; consumer - $3.2 million; and mortgage - $1.0 million. The overall risk factors in the portfolio are best evidenced by a 30 day and over delinquency rate in the 1.75% to 2.00% range and overall credit risk ratings of satisfactory and above for 80% of the commercial and real estate portfolios.

FULTON FINANCIAL CORPORATION
DEPOSITS

     The average daily balances of deposits and rates paid on such deposits are summarized for the periods indicated in the following table:

                                                          Year Ended December 31
                                      ---------------------------------------------------------------
                                               1998                 1997                 1996
                                       ------------------   ------------------   -------------------
                                         Amount    Rate       Amount    Rate       Amount     Rate
                                       ---------  -------   ---------  -------   ----------  -------
                                                          (dollars in thousands)
Noninterest-bearing demand deposits   $  666,104      --%  $  607,306      --%  $  553,155      --%
Interest-bearing demand deposits ..      530,967    1.58      494,788    1.84      506,763    1.92
Savings deposits ..................    1,019,357    2.53    1,001,277    2.56      986,981    2.56
Time deposits .....................    2,261,698    5.55    2,131,177    5.56    1,887,129    5.53
                                      ----------  -------  ----------  -------  ----------  -------

Totals ............................   $4,478,126    3.57%   4,234,548    3.62%  $3,934,028    3.54%
                                      ==========  =======  ==========  =======  ==========  =======

     Maturities of time deposits of $100,000 or more outstanding at December 31, 1998 are summarized as follows:

                                                       Time Deposits
                                                          $100,000
                                                          or more
                                                      -----------------
                                                       (in thousands)

          Three months or less...................             $117,586
          Over three through six months..........               51,065
          Over six through twelve months.........               65,730
          Over twelve months.....................               65,249
                                                      -----------------

           Totals................................             $299,630
                                                      =================


FULTON FINANCIAL CORPORATION
SHORT-TERM BORROWINGS

     The following table presents information related to Federal funds purchased and securities sold under agreements to repurchase. No other categories of short-term borrowings exceeded 30% of shareholders' equity at December 31, 1998.

                                                              December 31
                                                   --------------------------------
                                                     1998        1997        1996
                                                   --------    --------    --------
                                                          (dollars in thousands)
Amount outstanding at December 31 ..............   $231,746    $242,640    $221,906

Weighted average interest rate at year end .....       4.31%       4.66%       4.79%

Maximum amount outstanding at any month end ....   $263,319    $259,952    $254,995

Average amount outstanding during the year .....   $210,933    $227,805    $200,020

Weighted average interest rate during the year..       4.38%       4.75%       4.72%

FULTON FINANCIAL CORPORATION
RETURN ON EQUITY AND ASSETS

     The ratio of net income to average shareholders' equity and to average total assets and certain other ratios are as follows:

                                                             Year Ended December 31
                                               ----------------------------------------------------
                                                 1998       1997       1996       1995       1994
                                               -------    --------   --------   --------   --------
Percentage of net income to:
  Average shareholders' equity ............     15.06%     14.60%     13.87%     13.85%     13.47%
  Average total assets ....................      1.60       1.49       1.39       1.36       1.33

Percentage of dividends declared per common
  share to basic net income per share .....      41.3       40.8       41.5       38.4       37.8

Percentage of average shareholders' equity
  to average total assets .................      10.6       10.2       10.1        9.8        9.9

Item 2. Properties
------------------

     The administrative headquarters of Fulton Financial Corporation and Fulton Bank is located in a six-story building at the northeast corner of Penn Square in the City of Lancaster, Pennsylvania. This building, together with fourteen properties upon which Fulton Bank branch offices are located, are owned in fee by Fulton Bank, free and clear of encumbrances. Six properties upon which Fulton Bank branch offices are located and four properties upon which remote service facilities are located are leased by Fulton Bank from nonaffiliated persons. Twenty-seven properties upon which Fulton Bank branch offices are located and two properties upon which remote service facilities are located are owned or leased by Fulton Financial Realty Company and subleased to Fulton Bank. Office space is leased by Fulton Financial Realty Company and subleased to Fulton Financial Corporation and Fulton Bank. These leases expire intermittently over the years through the year 2008 and most are subject to renewal options. The Fulton Bank Administrative Service Center is located on property which is owned free and clear of encumbrances by Fulton Financial Realty Company.

     The administrative headquarters of Lebanon Valley Farmers Bank (LVFB) is located in a three-story building at 555 Willow Street in Lebanon, Pennsylvania. This building and 13 branch offices are owned in fee by LVFB, free and clear of encumbrances. One of the properties upon which a LVFB branch office is located is leased by Fulton Financial Realty Company and subleased to LVFB, while three additional properties are owned by Fulton Financial Realty Company and leased to LVFB for branch offices. LVFB has two remote service facilities, which are leased from nonaffiliated persons. These leases expire intermittently over the years through the year 2004 and are subject to renewal options.

     The administrative headquarters and operations center of Swineford National Bank are located in a one-story building on Routes 11 and 15 in Hummels Wharf, Pennsylvania. In addition to a branch located at the site of the operations center, Swineford National Bank operates five other branch offices. The Hummels Wharf property and four branch offices are owned free and clear of encumbrances by Swineford National Bank. One additional property used for a branch office is leased by Swineford National Bank from a non-affiliated person. This lease expires in 2002.

     The administrative headquarters of Lafayette Ambassador Bank is located in a three-story building at 360 Northampton Street, Easton, Pennsylvania. Lafayette Ambassador Bank maintains two other sites housing administrative operations of the bank. In addition to these three buildings, which are owned in fee by Lafayette Ambassador Bank, free and clear of encumbrances, eight branch offices and another structure are also owned in fee by Lafayette Ambassador Bank, free and clear of encumbrances. Fourteen additional properties are leased by Lafayette Ambassador Bank from nonaffiliated persons. These leases expire intermittently over the years through the year 2024 and are subject to renewal options.

     The administrative headquarters of FNB Bank, N.A. is located at 354 Mill Street, Danville, Pennsylvania. This building and five branch offices are owned in fee by FNB Bank, N.A. free and clear of encumbrances. Two other branch facilities are leased by FNB Bank, N.A. from nonaffiliated persons. These leases expire intermittently over the years through the year 2014 and are subject to renewal options.

     The administrative headquarters of Great Valley Bank is located in a two-story building at 210 North Fifth Street, Reading, Pennsylvania. This building and two branches are owned in fee by Great Valley Bank, free and clear of encumbrances. Five branch offices are leased by Great Valley Bank from nonaffiliated persons. These leases expire intermittently over the years through the year 2015 and are subject to renewal options.

     The administrative headquarters of Hagerstown Trust Company is located in a three story building at 83 West Washington Street, Hagerstown, Maryland. This building and eleven branch offices are owned in fee by Hagerstown Trust Company, free and clear of encumbrances. Two branch offices and seven remote facilities are leased by Hagerstown Trust Company from non-affiliated persons. These leases expire intermittently over the years through the year 2006 and are subject to renewal options.

     The administrative headquarters and operations center for Delaware National Bank are located at 9 South Dupont Highway, Georgetown, in Sussex County, Delaware. The facility is approximately 8,000 square feet on the first and second floors of a former bank operations facility leased from a non-affiliated entity. One bank branch office is leased from a non-affiliated entity. This lease expires in 2011. Four branch offices are owned free and clear of encumbrances by Delaware National Bank.

     The administrative headquarters of The Bank of Gloucester County is located at 100 Park Avenue, Woodbury, in Gloucester County, New Jersey. This building and six branch offices are owned by the bank, free and clear of encumbrances. The operations center and two branch offices are leased from non-affiliated entities at market rates for varying terms.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders of Fulton Financial Corporation during the fourth quarter of 1998.

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

Item 6.  Selected Financial Data
--------------------------------

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
5-YEAR CONSOLIDATED SUMMARY OF OPERATIONS

                                                        For the Year
                              ----------------------------------------------------------------
                                  1998         1997         1996         1995         1994
                               ----------   ----------   ----------   ----------   ----------
                                   (Dollars in thousands, except per-share data)
SUMMARY OF INCOME
-----------------
Interest income ............   $  409,292   $  387,248   $  353,636   $  330,070   $  276,076
Interest expense ...........      177,805      168,153      151,437      143,616      103,589
                               ----------   ----------   ----------   ----------   ----------
Net interest income ........      231,487      219,095      202,199      186,454      172,487
Provision for loan losses ..        5,582        8,417        5,951        4,357        3,769
Other income ...............       60,641       48,713       41,653       37,673       33,192
Other expenses .............      158,203      149,538      144,174      135,674      127,012
                               ----------   ----------   ----------   ----------   ----------
Income before income taxes..      128,343      109,853       93,727       84,096       74,898
Income taxes ...............       39,832       33,448       27,815       23,998       21,180
                               ----------   ----------   ----------   ----------   ----------
Net income .................   $   88,511   $   76,405   $   65,912   $   60,098   $   53,718
                               ==========   ==========   ==========   ==========   ==========

PER-SHARE DATA (1)
------------------
Net income (basic) .........   $     1.41   $     1.22   $     1.06   $     0.97   $     0.87
Net income (diluted) .......         1.40         1.21         1.05         0.96         0.86
Cash dividends .............         0.582        0.498        0.440        0.372        0.329

PERIOD-END BALANCES
-------------------
Total assets ...............   $5,838,663   $5,377,654   $4,936,072   $4,595,925   $4,316,039
Net loans ..................    3,972,976    3,904,087    3,535,202    3,160,369    2,975,093
Deposits ...................    4,592,969    4,418,543    4,072,400    3,845,567    3,575,747
Long-term debt .............      296,018       53,045       67,498       56,698       48,209
Shareholders' equity .......      608,334      564,491      500,294      462,636      412,929

AVERAGE BALANCES
----------------
Average shareholders'
   equity ..................      587,793      523,222      475,243      434,057      398,908
Average total assets .......    5,539,980    5,138,450    4,725,999    4,408,258    4,029,498

(1)  Adjusted for stock dividends and stock splits.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     This discussion concerns Fulton Financial Corporation (the Corporation), a bank holding company incorporated under the laws of the Commonwealth of Pennsylvania in 1982, and its wholly-owned subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and other financial information presented in this report.

     The Corporation has made, and may continue to make, certain forward-looking statements with respect to growth strategy, market risk, expenses, the effect of competition on net interest margin and net interest income, investment strategy and income growth, deposit and loan growth, Year 2000 readiness and other financial and business matters for future periods. The Corporation cautions that these forward-looking statements are subject to various assumptions, risks and uncertainties. Because of the possibility of change in the underlying assumptions, actual results could differ materially from these forward-looking statements.

     In addition to the factors identified herein, the following could cause actual results to differ materially from such forward-looking statements: pricing pressures on loan and deposit products, actions of bank and nonbank competitors, changes in local and national economic conditions, changes in regulatory requirements, actions of the Federal Reserve Board, the Corporation's success in merger and acquisition integration and customers' acceptance of the Corporation's products and services.

     The Corporation's forward-looking statements are relevant only as of the date on which such statements are made. By making any forward-looking statements, the Corporation assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

MERGER ACTIVITY
---------------

     The Corporation has continued to acquire banks with similar operating philosophies. Through external growth, the Corporation has extended its geographical market into four Mid-Atlantic states and has strengthened its presence in its existing markets. While the Corporation also relies on the internal growth of its existing franchise, acquisitions will continue to be an important strategy in the future. In the past two years, the Corporation completed four separate acquisitions.

     Ambassador Bank of the Commonwealth. - On September 11, 1998, the Corporation completed its acquisition of Ambassador Bank of the Commonwealth (Ambassador), a $275 million bank located in Allentown, Pennsylvania. As provided under the terms of the merger agreement, each of the 1.9 million shares of Ambassador's common stock was exchanged for 1.4 shares of the Corporation's common stock. In addition, the 417,000 options and warrants to acquire Ambassador stock were exchanged for approximately 409,000 shares of the Corporation's common stock. The Corporation issued 3.1 million shares of its common stock in connection with the merger. As a result of the acquisition, Ambassador was merged with and into Lafayette Bank, one of the Corporation's existing affiliate banks, which changed its name to "Lafayette Ambassador Bank."

     Keystone Heritage Group, Inc. - On March 27, 1998, the Corporation completed its acquisition of Keystone Heritage Group, Inc. (Keystone), a $650 million bank holding company located in Lebanon, Pennsylvania. As provided under the terms of the merger agreement, each of the approximately 4.0 million shares of Keystone's common stock was exchanged for 2.288 shares of the Corporation's common stock. In addition, each of the 70,000 options to acquire Keystone stock was converted to options to acquire the Corporation's stock. The Corporation issued 9.1 million shares of its common stock in connection with the merger.

     In order to effect the acquisition, Keystone was merged with and into the Corporation. Its sole banking subsidiary, Lebanon Valley National Bank (Lebanon Valley), was merged with and into Farmers Trust Bank, one of the Corporation's existing affiliate banks, which changed its name to "Lebanon Valley Farmers Bank." Lebanon Valley's deposits, loans and branches located in Lancaster and Dauphin Counties were transferred by Lebanon Valley Farmers Bank to Fulton Bank immediately after the merger was completed.

     The Peoples Bank of Elkton - On August 31, 1997, the Corporation completed its acquisition of The Peoples Bank of Elkton (Elkton) of Elkton, Maryland. As provided under the terms of the merger agreement, Elkton became a wholly-owned subsidiary of the Corporation and each of the outstanding shares of the common stock of Elkton was converted into 5.2 shares of the Corporation's common stock. The Corporation issued 1.2 million shares of its common stock in connection with the merger. Elkton, with approximately $120 million in assets as of December 31, 1998, operates two branch offices in Cecil County, Maryland. As a result of the merger, Elkton became the Corporation's second banking subsidiary in Maryland and eleventh overall.

     The Woodstown National Bank & Trust Company - On February 28, 1997, the Corporation completed its acquisition of The Woodstown National Bank & Trust Company (Woodstown) of Woodstown, New Jersey. As provided under the terms of the merger agreement, Woodstown became a wholly-owned subsidiary of the Corporation and each of the outstanding shares of Woodstown common stock was converted into
2.2 shares of the Corporation's common stock. The Corporation issued 4.0 million shares of its common stock in connection with the merger. Woodstown, with approximately $300 million in total assets as of December 31, 1998, operates seven branch offices in Salem and Gloucester Counties. As a result of the merger, Woodstown became the Corporation's second banking subsidiary in New Jersey and tenth overall.

     The acquisitions of Ambassador, Keystone, Elkton and Woodstown were accounted for as poolings of interests and all financial statements and financial information contained herein have been restated to include the accounts and results of operations of these companies for all periods presented.

RESULTS OF OPERATIONS
---------------------

Overview

     The Corporation continued to generate steady earnings growth in 1998. Net income for the year was $88.5 million or $1.40 per diluted share. This was an increase of $12.1 million or 15.8% over 1997 net income of $76.4 million. Diluted net income per share increased 15.7% over the $1.21 realized in 1997. Net income for 1997 was $10.5 million or 15.9% greater than 1996, while diluted net income per share represented an increase of 15.2% over $1.05 in 1996.

     The recent earnings trend has been consistent over the past three years and is largely attributable to growth, a strong net interest margin, expense controls and good asset quality. However, certain items that could be considered non-recurring in each of the periods are notable. The table below summarizes net income and adjusts for certain of these items to arrive at "core" or adjusted net income. The adjustments shown reflect the after-tax impact on net income.

                                            1998         1997         1996
                                          --------     --------     --------
                                (Dollars in thousands, except per-share amounts)

Net income (reported) .................   $ 88,511     $ 76,405     $ 65,912
Investment securities gains ...........     (7,384)      (4,131)      (2,098)
Merger/conversion expenses ............      1,373          846          714
SAIF charge ...........................         --           --        1,634
                                          --------     --------     --------
Adjusted net income ...................   $ 82,500     $ 73,120     $ 66,162
                                          ========     ========     ========
% increase over prior year ............       12.8%        10.5%        13.4%
                                          ========     ========     ========
Adjusted net income per-share (diluted)   $   1.31     $   1.15     $   1.05
                                          ========     ========     ========
% increase over prior year ............       13.9%         9.5%        12.9%
                                          ========     ========     ========


     Investment securities gains and merger expenses are shown as adjustments since many in the industry consider them to be non-recurring items. However, the Corporation does have a history of both. Security gains are derived mainly from the Corporation's investments in equities of other financial institutions. Gains are realized when, in the opinion of management, the investments have reached full valuation. Given the size of this portfolio ($78.0 million in market value with $28.9 million in unrealized gains at December 31, 1998), it is probable that the Corporation will continue to realize gains in future periods.

     Merger expenses represent professional fees paid to complete mergers. With the Corporation's external growth strategy, it is probable that similar expenses will be incurred in the future. The SAIF charge in 1996 represents the Corporation's share of the industry-wide FDIC assessment to recapitalize the underfunded Savings Association Insurance Fund.

     After adjusting for these items, the Corporation's net income still reflects steady growth over the past three years, with increases of 12.8% in 1998, 10.5% in 1997 and 13.4% in 1996. In 1998, 1997 and 1996, the Corporation
achieved returns on average assets of 1.60%, 1.49% and 1.39%, respectively, and returns on average shareholders' equity of 15.06%, 14.60% and 13.87%. Excluding the effect of unrealized gains on securities, the Corporation's return on average equity was 15.80% in 1998, 15.07% in 1997 and 14.15% in 1996.

Net Interest Income

     Net interest income is the most significant component of net income. The ability to manage net interest income over a variety of interest rate and economic environments is critical to the success of a banking entity. Net interest income growth is dependent upon the growth of the Corporation's balance sheet and maintenance of yields on earning assets and costs of interest-bearing liabilities. See also the discussion of "Interest Rate Risk" later in this section.

     In the past year, the Corporation experienced a decrease in loan growth as a result of slower economic growth and increased competition from banks and non-banks alike. While the recent competition for loans has increased, management has not sacrificed the Corporation's credit standards in order to increase loan volume. Although this strategy may prevent additional loan losses in the future, it has had an impact on net interest income. Excess funds that would have been invested in new loans were placed in lower-yielding assets such as investments. This has caused downward pressure on the Corporation's margin and has slowed net interest income growth.

     Net interest income for 1998 was $231.5 million, a $12.4 million or 5.7% increase over 1997. This was a decline from the $16.9 million or 8.4% increase realized in 1997. Furthermore, the Corporation's net interest margin declined to 4.59% in 1998 from 4.69% in 1997 and 4.71% in 1996. The "Comparative Average Balance Sheets and Net Interest Income Analysis" on page 19 and the "Rate/Volume Table" on page 20 summarize the components of net interest income and illustrate variances as a result of changes in interest rates versus growth in assets and liabilities.

1998 v. 1997

     Interest income increased $22.0 million or 5.7% from $387.2 million in 1997 to $409.3 million in 1998. Of this increase, $26.7 million was a result of a $356.0 million or 7.4% increase in average earning assets, offset by a $4.7 million decrease due to a drop in the average yield from 8.08% in 1997 to 7.95% in 1998. Average loans increased $202.4 million or 5.4% in 1998. Additional increases were realized in investment securities, which increased $162.5 million or 16.4% from $989.7 million in 1997 to $1.2 billion in 1998.

     The 13 basis point decline in the average yield was driven by two primary factors. First, the average yield on loans decreased 10 basis points to 8.53% in 1998 from 8.63% in 1997. Secondly, the mix of interest earning assets changed from 78.5% loans and 21.5% investments in 1997 to 77.0% loans and 23.0% investments in 1998. Lower yields on investments (overall, 5.99% in 1998 and 6.08% in 1997) relative to loans and a higher percentage of investments in 1998 caused a further reduction in the overall yield.

     The 10 basis point reduction in loan yields is closely correlated with the nine basis point decrease in the Corporation's average prime lending rate from 1997 (8.44%) to 1998 (8.35%). The prime rate is an indicator of the interest rate environment in general.

     Interest expense increased $9.7 million or 5.7% to $177.8 million in 1998 from $168.2 million in 1997. As with interest income, this increase was mainly volume driven ($13.4 million) as average interest bearing liabilities increased $263.7 million, offset by a $3.7 million decrease due to a slight decline in rates from 4.29% in 1997 to 4.25% in 1998. Average interest-bearing deposits showed the largest increase, $184.8 million or 5.1%. Most of this increase was in time deposits, which increased $130.5 million or 6.1%. Long-term debt, which consists mainly of advances from the Federal Home Loan Bank, increased $95.8 million or 144.9%.

     The overall cost of interest-bearing liabilities decreased only four basis points, despite the general fall in rates throughout the industry. This was mainly due to the fact many of the Corporation's deposits (59% in 1998) were in certificates of deposit which had not yet realized the impact of rate reductions. This is shown by the average cost of CD's remaining fairly constant at 5.55% in comparison to 5.56% in 1997. This was somewhat offset by non-interest bearing demand deposits which outpaced time deposits in percentage increase (9.7% vs. 6.1%) and provide a no-cost funding source which strengthens the overall net interest margin.

     With interest rates relatively low, the Corporation also turned to borrowings as an alternative funding source. In an effort to reduce rate sensitivity, the Corporation locked in longer-term borrowings with the FHLB. The average cost of such borrowings in 1998 was approximately 5.50% as compared to 6.04% in 1997. In general, the cost of these funds has been less than comparable-term certificates of deposit.

1997 v. 1996

     Interest income increased $33.6 million or 9.5% from $353.6 million in 1996 to $387.2 million in 1997. This increase was mainly due to balance sheet growth. Average earning assets increased $391.4 million or 8.9% to $4.8 billion, almost entirely as a result of strong loan growth during 1997 ($383.8 million or 11.3%). Investments remained fairly stable as loan demand consumed all of the additional funds provided during the period.

     The average yield on earning assets increased slightly to 8.08% in 1997 from 8.03% in 1996. The average prime lending rate in 1997 was 8.44% as compared to 8.27% in 1996. The yield on the Corporation's loan portfolio, however, was not reflective of this rate environment as average loan yields actually decreased five basis points. This situation was due to two main factors: a) competitive pressures; and b) a change in the mix of the Corporation's loan portfolio to a larger percentage of fixed rate loans, which are less sensitive to short term rate fluctuations.

     Offsetting the decline in loan yields was an increase in yields on investments. This occurred as the Corporation's investment strategy shifted from U.S. Treasury and agency issues to mortgage-backed securities. Maturing funds were invested more heavily in mortgage-backed securities which generally achieve a higher return with only moderate increases in credit risk.

     Interest expense increased $16.7 million or 11.0% to $168.2 million in 1997 from $151.4 million in 1996. As with interest income, this increase was mainly volume driven as average interest bearing liabilities increased $298.3 million. Average interest-bearing deposits increased $245.4 million or 7.3%. Unlike 1998, which saw increases in all deposit types, the 1997 increase was realized entirely in time deposits ($244.0 million or 12.9%). The overall cost of interest-bearing liabilities increased 11 basis points, mainly as a result of time deposits, which realized an increase in cost as the Corporation focused on this funding source to support loan growth.

Provision and Allowance for Loan Losses

     Additions to the allowance for loan losses are charged to income through the provision for loan losses when, in the opinion of management and based on continuing analyses of the loan portfolio, it is believed that the allowance is not adequate. Management considers various factors in assessing the adequacy of the allowance for loan losses and determining the provision for the period. Among these are charge-off history and trends, risk classification of significant credits, adequacy of collateral, the mix and risk characteristics of loan types in the portfolio, and the balance of the allowance relative to total and nonperforming loans. Additional consideration is given to local and national economic conditions. The Corporation's policy is individually applied to each of the eleven affiliate banks. Resulting provisions and allowances are aggregated for consolidated financial reporting.

     The tables below summarize non-performing assets and net charge-offs by major loan category as of or for the years ended December 31, 1998, 1997 and 1996 (dollars in thousands).

                                                  Nonperforming Assets
                          -------------------------------------------------------------------
                                 1998                    1997                  1996
                          ---------------------  ---------------------  ---------------------
                           Amount   % of Total    Amount   % of Total    Amount   % of Total
                          --------  ----------   --------  ----------   --------  -----------
Real estate loans .....   $ 17,449      54.9%    $ 20,955      63.7%    $ 15,184      55.1%
Commercial &
  industrial loans ....      7,130      22.4        5,169      15.7        5,820      21.1
Consumer loans ........      5,811      18.3        5,224      15.9        3,706      13.5

Other real estate owned      1,420       4.4        1,537       4.7        2,829      10.3
                          --------  ----------   --------  ----------   --------  -----------
Total .................   $ 31,810     100.0%    $ 32,885     100.0%    $ 27,539     100.0%
                          ========  ==========   ========  ==========   ========  ===========
Non-performing
  assets/Total assets..      0.54%                  0.61%                  0.56%
                          ========               ========               ========
Non-performing
  loans/Total loans ...      0.75%                  0.79%                  0.69%
                          ========               ========               ========
                                                  Net Charge-Offs
                          -----------------------------------------------------------------
                                 1998                  1997                    1996
                          --------------------   -------------------    --------------------
                           Amount     % Change    Amount    % Change     Amount    % Change
                          --------    --------   --------   --------    --------   ---------
Real estate loans .....   $    477     (48.5)%   $    927       NA%     $   (256)   (114.3)%
Commercial &
  industrial loans ....      1,189     123.4          532      (7.6)         576      32.1
Consumer loans ........      4,058      12.1        3,620      86.7        1,939      46.5
                          --------    --------   --------   --------    --------   ---------
Total .................   $  5,724      12.7%    $  5,079     124.8%    $  2,259     (36.4)%
                          ========    ========   ========   ========    ========   =========
Net charge-offs/
  Average loans .......      0.14%                  0.13%                 0.07%
                          ========               ========               ========


     The provision for loan losses for 1998 totaled $5.6 million, compared to the 1997 and 1996 provisions of $8.4 million and $6.0 million, respectively. The total provision for 1998 was comparable to the level of net charge-offs for the year, $5.7 million or 0.14% of average loans outstanding. The $2.8 million or 33.7% decrease in the provision in 1998 was a result of two situations. First of all, the overall credit quality of the Corporation's portfolio showed improvement over 1997, as reflected by nonperforming assets to total assets of 0.54% (0.61% in 1997) and nonperforming loans to total loans of 0.75% (0.79% in 1997). Secondly, loans increased only 1.7% in 1998 as compared to 10.4% in 1997, reducing the need for a general provision for new loan volume.

     Despite the improvements in asset quality, a provision was considered necessary in 1998 as a result of changes in the mix of the Corporation's nonperforming assets and charge-offs. In recent years, the Corporation has expanded its indirect automobile lending. While this has contributed to balance sheet and interest income growth, these loans generally have higher losses. In 1998, total consumer charge-offs (which include indirect loans), increased $438,000 or 12.1% over 1997 and accounted for over 70% of the Corporation's net charge-offs. While loan growth in 1998 slowed, based on charge-off and delinquency history, it is probable that additional losses exist in this portfolio.

     The provision for loan losses increased $2.5 million or 41.4% to $8.4 million in 1997 as compared to $6.0 million in 1996. This increase was a result of several negative factors during the period. First of all, nonperforming assets to total assets increased to 0.61% as compared to 0.56% in 1996 and nonperforming loans to total loans increased to 0.79% as compared to 0.69% in 1996. Secondly, losses on consumer lending increased $1.7 million or 86.7%. Finally, loan growth in 1997 was strong, particularly in consumer lending, meaning new loans with higher inherent risk were being added to the Corporation's portfolio. Based on these factors, management considered additional provisions to be appropriate.

     The Corporation's allowance methodology resulted in 70% of the total balance being allocated to specific loans and loan types at December 31, 1998 as compared to 58% at December 31, 1997. These allocations were based upon the review and classification of specific large credits as fair, substandard, doubtful and loss and applying reserve percentages that are estimates of probable loss incurred based on the above noted factors. (currently 15%, 50% and 100% for the noted categories). In addition, portfolios with large numbers of smaller balance accounts (consumer and residential mortgages) are classified based on loss history and other factors which estimate the loss levels inherent in the portfolios. In management's opinion, based on its allowance methodology and its consideration of the noted factors, the allowance for loan losses of $57.4 million at December 31, 1998 is adequate.

Other Income

     Noninterest income was $60.6 million for 1998. This represented an increase of $11.9 million or 24.5% over the 1997 total of $48.7 million, which, in turn, was 16.9% higher than the 1996 total of $41.7 million. Excluding investment securities gains, the increase was $6.9 million or 16.3% in 1998 and $3.9 million or 10.2% in 1996. Every category of noninterest income increased during 1998 and 1997, mainly as a result of growth and the introduction of new products, services and charges.

     Investment management and trust services income reached a record level of $12.5 million in 1998, an increase of $2.1 million or 19.8%, following a 1997 increase of $1.2 million or 13.2%. The growth during 1998 and 1997 was due to increased marketing of traditional trust, retirement and investment services as well as the continued success of several new investment management programs. The customized Cash Reserve Investment Management (CRIM) product continued to grow as an important vehicle for companies, municipalities, and not-for-profit institutions looking to enhance the return on their short-term invested funds.

     In late 1997, the Corporation added Investment and Brokerage Services. Registered brokerage representatives are being introduced available throughout the Corporation's branch network to assist customers with mutual funds and annuities and to offer discount brokerage services. This business has exceeded the Corporation's expectations and is well positioned for growth in the future.

     Service charges on deposit accounts increased $1.8 million or 9.9% during 1998, after increasing $1.8 million or 11.2% in 1997. These increases were a result of the growth in the average balance of fee-based demand and savings deposits, which increased 5.3% in 1998 and 2.7% in 1997. In addition, over the past three years the Corporation has modified the fee structures at certain affiliate banks and introduced certain additional fees, such as foreign ATM fees. The Corporation uses a product review and development process through which all products and services provided by the Corporation's subsidiary banks are reviewed on a rotating basis. This review allows the Corporation to formally assess product features and pricing in comparison to its competitors.

     Other service charges and fees increased $2.0 million or 16.9% during 1998 and $902,000 or 8.2% in 1997. The most significant component of these increases was the introduction of ATM surcharges in September, 1997. These charges totaled $1.3 million in 1998 and $300,000 in 1997. Also included in other service charges and fees for 1998 were gains on sales of fixed assets of approximately $650,000.

     Gains on sales of mortgage loans increased $1.1 million or 49.0% to $3.4 million in 1998 after remaining stable from 1996 to 1997. This was a result of the decline in residential mortgage loan rates during 1998 and the resulting level of refinance activity. The Corporation sells substantially all fixed rate conforming loans in the secondary market and generally retains the servicing rights on such loans. This practice reduces the Corporation's interest rate risk and provides additional liquidity. In addition, the Corporation generates servicing income on such sold loans. Servicing income, which is included in other service charges and fees, increased $121,000 or 9.3% during 1998.

     Investment securities gains increased $5.0 million or 78.8% to $11.4 million in 1998. In 1997, such gains increased $3.1 million or 96.9%. The majority of the gains realized during 1998 and 1997 were generated from the sale of equity securities. As previously discussed, management monitors the Corporation's available for sale securities and makes periodic sale and investment decisions based on its assessment of the investments' values. The increase in 1998 was due to the strong performance of the Corporation's equity portfolio.

Other Expenses

     Noninterest expenses for 1998 increased $8.7 million or 5.8% to $158.2 million, from the 1997 total of $149.5 million, after increasing $7.9 million or 5.6% during 1997 (excluding the one-time SAIF charge of $2.5 million recorded in 1996). The Corporation's efficiency ratio, which is the ratio of noninterest expenses to fully taxable equivalent revenues (excluding investment securities gains), improved to 55.3% in 1998 from 55.9% in 1997 and 57.6% in 1996
(excluding SAIF).

     Salaries and employee benefits expense, which accounts for the largest portion of other expenses, increased $4.2 million or 5.3% to $83.5 million during 1998, as compared to an increase of $5.5 million or 7.4% in 1997. The salary portion of the increase in 1998 was $3.2 million or 5.3%. The Corporation experienced an increase in average full-time equivalent employees (FTE's) from 2,296 in 1997 to 2,332 in 1998. This increase resulted from the mergers with Keystone Heritage and Ambassador as excess employees were gradually absorbed into the Corporation and from the expansion of the Corporation's products and services. These additional employees added approximately $950,000 in salary expense during the year. Excluding these additions, salary expense increased 3.8% due to normal merit increases and promotions.

     The salaries component of the 1997 increase was approximately $4.2 million or 7.4%. The average number of FTE's during the period increased to 2,296 in 1997 from 2,265 in 1996, contributing approximately $800,000 to expense. This increase in FTE's was attributable to growth. Excluding these additional employees, salaries expense increased approximately 6.0%

     Employee benefits increased $985,000 or 5.3% in 1998 and $1.3 million or 7.5% in 1997. Most of the increases in both years were due to normal increases in the cost of health insurance and additional retirement plan expense due to the increase in the number of employees. In addition, $300,000 was accrued for certain post-employment benefits in 1997.

     Despite the increases in salaries and benefits expenses, the Corporation has seen improvement in salaries and benefits expense measures. The salaries and benefits efficiency ratio was 29.4% in 1998, which was an improvement over 29.9% in 1997 and 30.0% in 1996.

     Net occupancy expense decreased $130,000 or 1.0% during 1998, compared to an increase of $1.1 million or 9.5% in 1997. Equipment expense decreased $518,000 or 5.4% in 1998, after increasing $1.1 million or 12.8% in 1997. The 1998 decreases were due to the consolidation and divesting of certain branches acquired in the Lebanon Valley merger as well as the disposal of certain equipment previously used by Lebanon Valley for its in-house data processing function.

     The Corporation continues to make strategic investments in its branch network and technology. The costs of such investments in 1998 were offset by the savings noted above. Investments in technology have been carefully balanced with the Corporation's commitment to its branch network, which continues to be the customers' preferred delivery channel in the Corporation's markets. The Corporation will continue to face the challenge of developing and offering modern conveniences to customers while maintaining its community and branch banking focus. In 1998, the Corporation began offering PC banking as an alternative approach for its customers to complete certain banking transactions.

     FDIC assessment expense remained relatively constant from 1997 to 1998 as no significant changes in the assessment rate structure occurred. The 1997 expense was $2.5 million or 76.3% lower than 1996 due to the one-time SAIF assessment of $2.5 million recorded in 1996.

     Special services expense, which represents the cost of outside data processing, increased $2.7 million or 34.1% to $10.6 million during 1998 after increasing only $227,000 or 3.0% in 1997. The Corporation has a contract with a third-party to perform the main data processing functions for all of the Corporation's affiliate banks. The increase in 1998 was primarily a result of the conversion of Lebanon Valley National Bank from an in-house system to the Corporation's third party data processor, with offsetting savings being realized in occupancy and equipment expenses. The Corporation has also incurred additional cost as a result of conversion to a new mortgage processing system and a new trust system.

     Other expenses increased $2.5 million or 6.3% to $41.3 million during 1998 after decreasing $113,000 or 0.3% during 1997. The 1998 increase included an additional $350,000 in operating risk losses, which are losses incurred in the normal course of banking business due to forgeries, robberies and fraud. Stationary and supplies expense increased $528,000 or 12.6% as a result of converting Lebanon Valley and Ambassador. Telephone expense increased $723,000 or 25.3% with the expansion of the Corporation's data communications network. Merger-related expenses increased $527,000 or 62.3% as a result of the two acquisitions completed during 1998.

     The decrease in 1997 was due mainly to fewer operating risk losses (decrease of $649,000 or 46.8%) and a decrease in the cost of the Corporate-owned life insurance plan due to a change in the underlying contracts (decrease in expense of $481,000 or 270.2%). These decreases were offset by other expense increases incurred as a result of growth.

Income Taxes

     Income tax expense continued to increase both in absolute dollars and as a percentage of pretax income. The effective tax rate was 31.0% in 1998 compared to 30.4% and 29.7% in 1997 and 1996, respectively. The Corporation's variances from the federal statutory rate of 35% are generally due to tax exempt income, investments in low and moderate income housing partnerships (which qualify for federal tax credits), and certain merger-related expenses which are not deductible. Although the Corporation's tax-free investments increased in 1998, the effect was more than offset by the additional merger expenses incurred. Net credits in low income housing partnerships were $2.7 million in 1998, $2.3 million in 1997 and $2.5 million in 1996.

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
AVERAGE CONSOLIDATED BALANCE SHEETS

                                                              December Monthly Averages
                                                      -----------------------------------------
                                                         1998           1997           1996
                                                      -----------    -----------    -----------
ASSETS                                                              (in thousands)
------
Cash and due from banks ...........................   $   225,172    $   194,136    $   185,950
Interest-bearing deposits with other banks ........         1,885          2,874          6,141
Federal funds sold ................................            --         41,021         10,367
Investment securities .............................     1,382,729      1,058,170        973,789
Loans, including loans held for sale ..............     4,031,292      3,936,260      3,619,887
Less: Allowance for loan losses ...................       (58,197)       (57,646)       (54,977)
                                                      -----------    -----------    -----------
         Net Loans ................................     3,973,095      3,878,614      3,564,910
                                                      -----------    -----------    -----------

Premises and equipment ............................        75,926         72,907         67,965
Other assets ......................................       134,644        119,286        121,578
                                                      -----------    -----------    -----------
         Total Assets .............................   $ 5,793,451    $ 5,367,008    $ 4,930,700
                                                      ===========    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
  Noninterest-bearing .............................   $   709,158    $   627,929    $   593,869
  Interest-bearing ................................     3,808,427      3,766,976      3,455,215
                                                      -----------    -----------    -----------
         Total Deposits ...........................     4,517,585      4,394,905      4,049,084
                                                      -----------    -----------    -----------

Short-term borrowings .............................       271,631        271,165        251,648
Long-term debt ....................................       296,035         51,016         54,517
Other liabilities .................................        99,123         94,565         76,462
                                                      -----------    -----------    -----------
         Total Liabilities ........................     5,184,374      4,811,651      4,431,711
                                                      -----------    -----------    -----------

         Total Shareholders' Equity ...............       609,077        555,357        498,989
                                                      -----------    -----------    -----------
         Total Liabilities and Shareholders'
           Equity .................................   $ 5,793,451    $ 5,367,008    $ 4,930,700
                                                      ===========    ===========    ===========

FINANCIAL CONDITION
-------------------

     The Corporation functions as a financial intermediary and its financial condition is analyzed in terms of its sources and uses of funds. The table above highlights the trends in the balance sheet over the past two years. Because annual averages tend to conceal trends and ending balances can be distorted by one-day fluctuations, the December monthly averages for each of the last three years are provided to give a better indication of trends in the balance sheet. All references within the discussion that follows are to these December average balances unless specifically noted otherwise.

     The Corporation's assets continued to grow during 1998, reaching $5.8 billion, an increase of $426 million or 7.9% as compared to 1997. The 1998 increase was due to increases in funds through deposits and long-term borrowings. As discussed in the net interest income section, these funds were invested primarily in investment securities as loan demand slowed during the year. Total assets in 1997 were $436 million or 8.8% higher than 1996. Unlike 1998, the 1997 increase was generally a result of strong loan demand.

Loans

     Loans outstanding (net of unearned income) increased $95.0 million or 2.4% for 1998, compared to a 1997 increase of $316.4 million or 8.7%.

         Although loan growth slowed in 1998, the Corporation was able to grow its commercial mortgage portfolio by $151.2 million or 17.8%. This growth was attained by leveraging new markets. As a result of the low interest rate environment, most borrowers opted for fixed rate loans. This was reflected in fixed rate commercial mortgages, which accounted for $149 million of the total increase.

     Almost all other categories of loans reflected lower demand in 1998. Consumer loans, consisting of automobile financing, student loans, credit cards and home equity lines of credit, increased only $40.2 million or 3.4%. Commercial loans decreased $31.4 million or 3.5%. Residential mortgages decreased $67.0 million or 7.7%.

     The run-off of the residential mortgage loan portfolio occurred because of the low interest rate environment. Existing borrowers, primarily those with adjustable rate loans, refinanced to lower fixed rate loans. The Corporation's policy is to sell all fixed rate loans in the secondary market and, generally, retain the servicing rights. The volume of refinance activity is evident in the amount of loans sold in the secondary market during 1998, $220 million as compared to $129 million in 1997.

     Mortgage loans held for sale increased $6.0 million from 1997 to $8.0 million at December 31, 1998. This increase also reflects the higher level of refinance activity during 1998.

     The loan growth in 1997 was realized mainly in commercial loans ($195.2 million or 27.4% increase) and consumer loans ($119.3 million or 11.3% increase). Commercial mortgages also increased moderately, showing growth of $50.1 million or 6.3%

Investment Securities

     In 1998, excess funds were used to purchase investment securities. Investment securities increased $313.9 million or 30.5% in 1998. In a continuation of a trend noted in prior years, the Corporation invested new funds primarily in mortgage-backed securities (MBS) to earn a higher yield than U.S. Treasury and agency securities. MBS investments increased $237.5 million or 43.4% in 1998. The Corporation's MBS investments do not include subordinated or residual cash flows or other higher-risk features.

     The Corporation also began investing in tax-free state and municipal bonds as the fully taxable equivalent yields became more favorable in comparison to similar taxable issues. Tax-free investments increased $70.7 million or 99.8% in 1998. Increasing these investments created more diversification in the investment portfolio.

     The Corporation continues to manage a portfolio of equity investments which consists of Federal Home Loan Bank and other government agency stock ($32.6 million) and stock of other financial institutions ($49.1 million cost and $78.0 million market value at December 31, 1998). Management periodically sells bank stocks when the valuation and market conditions warrant such sales.

     In 1998, the Corporation continued to classify the majority of its new investment purchases as available for sale (AFS) in order to manage the Corporation's liquidity position. As of December 31, 1998, $1.2 billion or 87.2% of the Corporation's investment portfolio was classified as available for sale (an increase of $481.9 million or 66.5% over 1997), while only $176.6 million or 12.8% was classified as held to maturity (HTM) (a decrease of $166.4 million or 48.5% from 1997).

     Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires that all investment securities be classified as either (i) held to maturity, (ii) available for sale, or (iii) a trading security. The Corporation possesses both the intent, subject to credit impairment, and ability to hold debt securities classified as HTM to maturity.

Other Assets

     Total other assets increased $25.7 million or 29.2% from December 31, 1997 to December 31, 1998. The majority of this increase was due to the payoff of the $15.5 million loan on the Corporation's corporate-owned life insurance (COLI) plan. This loan, which was recorded as an offset to the accumulated cash surrender value on the COLI plan, was paid off since recent changes in the tax laws reduced the benefits of leveraged COLI plans. Additional increases included $3.0 million in the net deferred tax asset as the deferred tax liability on available for sale investment securities was reduced to reflect the lower unrealized gains.

     During 1998, the Corporation continued its participation in affordable housing and community development projects through investments in partnerships. Equity commitments totaling $5.7 million were made to three new projects. The Corporation made its initial investment of this type during 1989 and is now involved in 34 projects, all located in the various communities served by its subsidiary banks. The carrying value of such investments was approximately $28.3 million at December 31, 1998. With these investments, the Corporation not only improves the quantity and quality of available housing for low income individuals in its service area in support of its subsidiary bank's Community Reinvestment Act compliance effort, but also becomes eligible for tax credits under federal and, in some instances, state programs.

Deposits and Borrowings

     The Corporation has historically been able to rely on deposit growth as a relatively low-cost funding source for loans. In recent years, increased competition from other financial services providers has made attracting deposits more difficult. In 1998, deposits grew $122.7 million or 2.8% to $4.5 billion. This growth was realized mainly in demand and savings deposits, which increased $139.4 million or 6.5%, offset by reductions in time deposits of $16.7 million or 0.7%. While overall growth was difficult, the Corporation did benefit from positive gains in non-interest bearing deposits, which increased $81.2 million or 12.9%.

     During 1998, the Corporation took advantage of lower rates to lock in long-term borrowings from the Federal Home Loan Bank. Long-term debt increased $245.0 million or 480% over 1997. These borrowings were generally used to fund new loans and improve the Corporation's interest rate gap position (see "Market Risk"), while additional funds from loan payoffs and deposit growth were generally used to purchase investment securities.

     In 1997, the Corporation experienced stronger loan growth. Long-term debt was not as attractive as a funding source, so the Corporation focused on time deposits to generate necessary funds. Time deposits increased $265.5 million or 13.4% in 1997, compared to demand and savings deposits, which increased $80.3 million or 3.9%.

Shareholders' Equity

     Shareholders' equity continued to be an important funding source, with a 1998 balance of $609.1 million, an increase of $53.7 million or 9.7% from $555.4 million in 1997. In spite of increasing dividends, the Corporation maintained a strong rate of internal capital generation (net income less dividends paid divided by beginning equity). This internal capital growth was 9.2% in 1998 and 9.1% 1997. Growth in capital is dependent upon strong earnings and a prudent dividend policy, represented by payout ratios of 41.2% for 1998 and 37.4% for 1997. The increase in dividend payout in 1998 was due to the two companies acquired in 1998 having lower payout ratios historically. In restating historical financial statements, the prior period was reduced.

     In April, 1998, the Board of Directors approved a plan to repurchase up to 250,000 shares of the Corporation's common stock through October 31, 1998. This plan was later extended through March 31, 1999. Treasury stock acquired under this plan is used for the Corporation's Employee Stock Purchase Plan, Incentive Stock Option Plan and other benefit plans. Through December 31, 1998, 206,300 shares had been repurchased under the plan.

     The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation's financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of December 31, 1998, the Corporation and each of its subsidiaries met the minimum capital requirements. In addition, the Corporation and each of its subsidiaries' capital ratios exceeded the amounts required to be considered "well-capitalized" as defined in the regulations.

     The Corporation's total and Tier I risk-based capital ratios have generally placed the Corporation near the middle of its self-defined peer group over the past year. The Corporation's ratio of Tier 1 capital to average assets, however, has generally placed it in the top quartile in comparison to its peers.

YEAR 2000
---------

     The Corporation's business, operations and financial condition may be affected by the "Year 2000 Problem" where certain computer and other electronic information processing systems may not be able to properly recognize dates after 1999. A financial institution's ability to process financial data such as deposits, loans and trust accounts through its various data processing systems is the most obvious area of exposure to the Year 2000 Problem. In addition, a financial institution's ability to collect payments on loans could be impacted if borrowers are unable to make payments as a result of their own Year 2000 deficiencies. Furthermore, financial institutions could be affected by the Year 2000 readiness of business customers, vendors and correspondents, customer perception of the problem, and regulatory influences, among other things.

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

     The awareness and assessment phases of the plan have been completed. The renovation of all mission critical systems, including third party systems, is substantially complete. The Corporation is currently in the validation and implementation phases for its mission critical systems, which will be substantially complete by June 30, 1999. The Corporation is also in the process of completing business contingency plans for all critical processes within the organization. These plans will be substantially complete by June 30, 1999. During the last half of 1999, the Corporation will re-inspect all processes, beginning with the most critical, for continual assurance that contingency planning adequately addresses potential disruptions.

     Federal bank regulatory agencies have issued Year 2000 project guidelines for financial institutions from time to time and have also conducted examinations of the Corporation and its banks on the Corporation's plans to address the Year 2000 Problem. The Corporation has used such guidance to establish Year 2000 work tasks for each phase.

     Through December 31 1998, the Corporation has incurred approximately $1.1 million in expenses related to the Year 2000. In addition, capital expenditures to replace non-compliant hardware, software and other equipment have totaled approximately $3.0 million. Through 1999, the Corporation anticipates incurring an additional $1.5 million in expenses and $2.7 million in capital expenditures.

     While these costs are related to the Year 2000 Problem, many also represent significant improvements to the technology infrastructure for Fulton Financial Corporation and its bank subsidiaries. Improvements at Fulton Bank include migrating to a new branch automation solution and new data processing solutions for the bank's investment management and trust services department and leasing department. At Hagerstown Trust Company, they include a new personal computing and local area network solution and changing the check processing solution to the same system used at all other subsidiary banks. Across the entire Corporation, local area networks have been upgraded as required and the first phase for a wide area telecommunications network has been installed to support the investment management and trust services data processing system and the branch automation system. Each subsidiary bank also has upgraded their telephone systems, including the automated voice response systems, as needed.

     Since third-party service providers perform most major data processing functions of the Corporation, the Corporation does not anticipate that it will incur any material costs to address the Year 2000 Problem other than those discussed above. The Corporation expects, at this time, that the Year 2000 Problem should have no material adverse effect on the products and services it offers or on competitive conditions; however, further testing with mission critical third-party service providers will be necessary to validate the readiness of these providers for this change. Similarly, the Corporation believes that the Year 2000 Problem should have no material adverse effect on the Corporation's business, operations or financial condition, based on up surveys of its major business loan customers and other actions designed to evaluate the risks associated with the Year 2000 Problem, however, it cannot rule out the possibility that the Year 2000 Problem might have such an effect. The Corporation will continue to evaluate such risks throughout 1999.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

MARKET RISK
-----------

     Market risk is the exposure to economic loss that arises from changes in the values of certain financial instruments. The types of market risk exposures generally faced by banking entities include interest rate risk, equity market price risk, foreign currency risk and commodity price risk. Due to the nature of its operations, only equity market price risk and interest rate risk are significant to the Corporation.

Equity Market Price Risk:

     Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation's equity investments consist of common stocks of publicly traded financial institutions (cost basis of approximately $49.1 million) and U.S. Government and agency stock (cost basis of approximately $32.6 million). The Corporation's equity investments had a total estimated fair value of $110.9 million at December 31, 1998. The $29.1 million unrealized gain is primarily attributable to the financial institutions stock.

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

Interest Rate Risk:

     Interest rate risk creates exposure in two primary areas. First of all, changes in rates have an impact on the Corporation's liquidity position and could affect its ability to meet obligations and continue to grow. Secondly, movements in interest rates can create fluctuations in the Corporation's net income and changes in the economic value of its equity.

     The Corporation employs various management techniques to minimize its exposure to interest rate risk. An Asset/Liability Management Committee (ALCO), consisting of key financial and senior management personnel, meets on a weekly basis. The ALCO is responsible for reviewing the interest rate sensitivity position of the Corporation, approving asset and liability management policies, and overseeing the formulation and implementation of strategies regarding balance sheet positions and earnings. The primary goal of asset/liability management is to address the liquidity and net income risks noted above.

     From a liquidity standpoint, the Corporation must maintain a sufficient level of liquid assets to meet the ongoing cash flow requirements of customers, who, as depositors, may want to withdraw funds or who, as borrowers, need credit availability. Liquidity sources are found on both sides of the balance sheet. Liquidity is provided on a continuous basis through scheduled and unscheduled principal reductions and interest payments on outstanding loans and investments. Liquidity is also provided through the availability of deposits and borrowings.

     At December 31, 1998, liquid assets (defined as cash and due from banks, short-term investments, securities available for sale, and non-mortgage-backed securities held to maturity due in one year or less) totaled $1.4 billion or 25.5% of total assets. This represents an increase from the December 31, 1997 total of $977.1 million or 18.2% of total assets. Liquidity is also provided by non-mortgage-backed securities held to maturity due from one to five years, which totaled $36.6 million and $72.9 million at December 31, 1998 and 1997, respectively. Principal payments received on the held to maturity mortgage-backed securities portfolio also provide liquidity. The

Corporation had $117.4 million of such mortgage-backed securities at December 31, 1998 and $221.5 million at December 31, 1997.

     The loan portfolio provides an additional source of liquidity due to the Corporation's ability to participate in the secondary mortgage market. Sales of residential mortgages into the secondary market of $219.7 million and $128.9 million in 1998 and 1997, respectively, provided the necessary funding which allowed the Corporation to meet the needs of its customers for new mortgage financing.

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

     Each of the Corporation's subsidiary banks are members of the Federal Home Loan Bank (FHLB), which provides them access to FHLB overnight and term credit facilities. At December 31, 1998, the Corporation had $295.4 million in term advances from the FHLB with an additional $827 million of borrowing capacity (including both short-term funding on its lines of credit and long-term borrowings). This availability, along with Federal funds lines at various correspondent commercial banks, provides the Corporation with additional liquidity.

     The following table provides information about the Corporation's interest rate sensitive financial instruments. The table provides expected cash flows and weighted average rates for each significant interest rate sensitive financial instrument, by expected maturity period. None of the Corporation's financial instruments are classified as trading.

FULTON FINANCIAL CORPORATION
INTEREST RATE SENSITIVITY                                    Expected Maturity Period
(dollars in thousands)         --------------------------------------------------------------------------                 Estimated
                                     1999          2000         2001       2002       2003      Beyond         Total      Fair Value
                               ------------   -----------   ---------- ---------- ---------- -----------    -----------   ----------
Fixed rate loans (1)            $  790,007    $  603,395    $ 477,147  $ 293,565  $ 219,316  $  600,224     $2,983,654    $3,010,726
  Average rate (1)                    8.21%         8.10%        8.04%      8.03%      7.91%       7.76%          8.65%
Floating rate loans (2)            359,315       159,513      125,005    100,609     58,981     243,314      1,046,737     1,042,343
  Average rate                        8.76%         8.41%        8.70%      8.69%      8.32%       8.26%          8.56%

Fixed rate investments (3)         434,888       360,373      136,270     87,815    138,796      94,442      1,252,584     1,261,038
  Average rate                        5.98%         6.18%        6.24%      6.31%      6.27%       6.81%          6.22%
Floating rate investments (3)       11,720           344            5         --         --          --         12,069        12,156
  Average rate                        4.93%         6.61%        5.22%        --         --          --           4.98%

Other interest-earning assets       10,962            --           --         --         --          --         10,962        10,962
  Average rate                        5.85%           --           --         --         --          --           5.85%
                               -----------------------------------------------------------------------------------------------------
Total                           $1,606,892     1,123,625    $ 738,427  $ 481,989  $ 417,093  $  937,980     $5,306,006    $5,337,225
  Average rate                        7.70%         7.47%        7.82%      7.85%      7.42%       7.72%          7.68%
                               -----------------------------------------------------------------------------------------------------

Fixed rate deposits (4)         $1,422,818    $  506,424    $ 112,401  $  59,035  $  28,819  $   24,331     $2,153,828    $2,170,950
  Average rate                        5.17%         5.69%        5.68%      5.91%      5.53%       5.77%          5.35%
Floating rate deposits (5)         692,309        77,975       67,186     67,186     67,186     707,714      1,679,556     1,679,556
  Average rate                        2.44%         1.20%        1.27%      1.27%      1.27%       1.32%          1.77%

Fixed rate borrowings (6)           11,113        20,110       26,569         69     27,937     210,220        296,018       296,063
   Average rate                       5.47%         6.19%        4.80%      5.67%      4.99%       5.05%          5.12%
Floating rate borrowings (7)       235,585            --           --         --         --          --        235,585       235,585
  Average rate                        4.11%           --           --         --         --          --           4.11%
                               -----------------------------------------------------------------------------------------------------
Total                           $2,361,825    $  604,509    $ 206,156  $ 126,290  $ 123,942  $  942,265     $4,364,987    $4,382,154
  Average rate                        4.06%         5.13%        4.13%      3.44%      3.10%       2.27%          3.89%
                               -----------------------------------------------------------------------------------------------------

Assumptions:

1) Amounts are based on contractual maturities, adjusted for expected prepayments.
2) Average rates are shown on a fully taxable equivalent basis using an effective tax rate of 35%.
3) Amounts are based on contractual maturities, adjusted for expected prepayments on mortgage-backed securities.
4)   Amounts are based on contractual maturities of time deposits.
5) Money market and Super NOW deposits are shown in first year. NOW and savings accounts are spread based on history of deposit flows.
6) Amounts are based on contractual maturities of Federal Home Loan Bank advances.
7) Amounts are Federal Funds purchased and securities sold under agreements to repurchase, which mature in less than 90 days.

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

     The Corporation uses three complementary methods to measure and manage interest rate risk. They are static gap analysis, simulation of earnings, and estimates of economic value of equity. Using these measurements in tandem provides a reasonably comprehensive summary of the magnitude of interest rate risk in the Corporation, level of risk as time evolves, and exposure to changes in interest rate relationships.

     Static gap provides a measurement of repricing risk in the Corporation's balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation's assets and liabilities into predetermined repricing periods. The assets and liabilities in each of these periods are summed and compared for mismatches within that maturity segment. Core deposits having noncontractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans held and for mortgage-backed securities includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation's policy limits the cumulative 6-month gap to plus or minus 15 percent of total earning assets. The cumulative 6-month gap as of December 31, 1998 was .94. The following is a summary of the interest sensitivity gaps for four different time intervals as of December 31, 1998:

                                   Daily         0-90      91-180    181-365
                                Adjustable       Days       Days       Days
                              --------------   --------   --------  ----------

      GAP.................         1.05        0.77       0.82         1.18

      CUMULATIVE GAP......         1.05        0.93       0.94         1.00

     Simulation of net interest income and of net income is performed for the next twelve-month period. A variety of interest rate scenarios is used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of earnings is used primarily to measure the Corporation's short-term earnings exposure to rate movements. The Corporation's policy limits the potential exposure of net interest income to 10% of the base case net interest income for every 100 basis point "shock" in interest rates. A "shock' is an immediate upward or downward movement of interest rates across the yield curve based upon changes in the prime rate. At December 31, 1998 the Corporation had a larger exposure to upward rate shocks, with net interest income at risk of loss over the next twelve months of 1%, 3% and 5% where interest rates are shocked upward by 100, 200 and 300 basis points, respectively.

     Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer term repricing risks and options in the Corporation's balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point "shock" movement in interest rates. As of December 31, 1998, upward shocks of 100, 200 and 300 basis points were estimated to have negative effects upon economic value of 4%, 7% and 9%, respectively.

Common Stock
------------

     As of December 31, 1998, the Corporation had 62,895,564 shares of $2.50 par value common stock outstanding held by 15,738 shareholders of record. The common stock of the Corporation is traded on the national market system of the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol FULT.

     The following table presents the quarterly high and low prices of the Corporation's common stock and per-share cash dividends declared for each of the quarterly periods in 1998 and 1997. Per-share amounts have been retroactively adjusted to reflect the effect of stock dividends declared.

                                         Price Range
                                   ------------------------           Per-Share
                                     High            Low              Dividend
                                   --------        --------         ------------
          1998
          ----
          First Quarter.......     26 1/2          23 51/64          $ 0.138
          Second Quarter......     30 1/16         23 13/16            0.144
          Third Quarter.......     26 3/8          19 5/8              0.150
          Fourth Quarter......     23              17                  0.150

          1997
          ----
          First Quarter.......     18 35/64        14 29/32          $ 0.117
          Second Quarter......     22 13/32        17 13/16            0.127
          Third Quarter.......     24 13/64        21 1/2              0.127
          Fourth Quarter......     26              22 13/32            0.127

Item 8. Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

   FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
   (Dollars in thousands, except per-share data)

                                                                                             December 31
                                                                                     ------------------------------
                                                                                          1998             1997
                                                                                     ------------   ---------------
   Assets
-----------------------------------------------------------------------------------------------------------------------
   Cash and due from banks ............................................................  $   247,558    $   208,289
   Interest-bearing deposits with other banks .........................................        2,975          2,634
   Mortgage loans held for sale .......................................................        7,987          1,946
   Investment securities:
      Held to maturity (estimated fair value- $177,939 in 1998 and $343,871 in 1997)...      176,623        343,054
      Available for sale ..............................................................     1,206,121        724,194

   Loans ..............................................................................    4,040,455      3,972,653
      Less:  Allowance for loan losses ................................................      (57,415)       (57,557)
               Unearned income ........................................................      (10,064)       (11,009)
                                                                                         ------------   ------------
                    Net Loans .........................................................    3,972,976      3,904,087
                                                                                         ------------    -----------

   Premises and equipment .............................................................       75,715         73,047
   Accrued interest receivable ........................................................       34,942         32,336
   Other assets .......................................................................      113,766         88,067
                                                                                         ------------    -----------
                    Total Assets ......................................................  $ 5,838,663    $ 5,377,654
                                                                                         ============   ============
   Liabilities
-----------------------------------------------------------------------------------------------------------------------
   Deposits:
      Noninterest-bearing .............................................................  $   759,585    $   649,687
      Interest-bearing ................................................................    3,833,384      3,768,856
                                                                                         ------------    -----------
                    Total Deposits ....................................................    4,592,969      4,418,543
                                                                                         ------------    -----------
   Short-term borrowings:
      Securities sold under agreements to repurchase ..................................      212,225        178,726
      Federal funds purchased .........................................................       19,521         63,914
      Demand notes of U.S. Treasury ...................................................        3,839          5,661
                                                                                         ------------    -----------
                    Total Short-Term Borrowings .......................................      235,585        248,301
                                                                                         ------------    -----------

   Accrued interest payable ...........................................................       34,255         33,227
   Other liabilities ..................................................................       71,502         60,047
   Long-term debt .....................................................................      296,018         53,045
                                                                                         ------------    -----------
                    Total Liabilities .................................................    5,230,329      4,813,163
                                                                                         ------------    -----------

   Shareholders' Equity
-----------------------------------------------------------------------------------------------------------------------
   Common stock ($2.50 par)
      Shares:  Authorized 200,000,000
               Issued 63,054,678 (62,596,402 in 1997)
               Outstanding 62,895,564 (62,530,241 in 1997) ............................      157,638        126,497
   Capital surplus ....................................................................      293,897        326,402
   Retained earnings ..................................................................      136,668         84,634
   Accumulated other comprehensive income .............................................       23,619         28,257
   Less: Treasury stock (159,114 shares in 1998 and 66,161 shares in 1997) ............       (3,488)        (1,299)
                                                                                         ------------    -----------
                    Total Shareholders' Equity ........................................      608,334        564,491
                                                                                         ------------    -----------

                    Total Liabilities and Shareholders' Equity ........................  $ 5,838,663    $ 5,377,654
                                                                                         ============   ============
-----------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)
                                                     Year Ended December 31
                                                 -------------------------------
                                                   1998       1997       1996
                                                 --------   --------   ---------
Interest Income
--------------------------------------------------------------------------------
Loans, including fees .........................  $338,564   $324,815   $293,487
Investment securities:
     Taxable ..................................    60,704     53,005     51,619
     Tax-exempt ...............................     4,788      4,301      4,776
     Dividends ................................     3,503      2,823      2,318
Federal funds sold ............................     1,515      1,994      1,234
Interest-bearing deposits with other banks ....       218        310        202
                                                 --------   --------   ---------
           Total Interest Income ..............   409,292    387,248    353,636

Interest Expense
--------------------------------------------------------------------------------
Deposits ......................................   159,660    153,329    139,378
Short-term borrowings .........................     9,241     10,828      9,441
Long-term debt ................................     8,904      3,996      2,618
                                                 --------   --------   ---------
           Total Interest Expense .............   177,805    168,153    151,437
                                                 --------   --------   ---------

           Net Interest Income ................   231,487    219,095    202,199
Provision for Loan Losses .....................     5,582      8,417      5,951
                                                 --------   --------   ---------
           Net Interest Income After
             Provision for Loan Losses ........   225,905    210,678    196,248
                                                 --------   --------   ---------

Other Income
--------------------------------------------------------------------------------
Trust department ..............................    12,452     10,398      9,182
Service charges on deposit accounts ...........    19,609     17,849     16,054
Other service charges and fees ................    13,836     11,840     10,938
Gain on sale of mortgage loans ................     3,384      2,271      2,252
Investment securities gains ...................    11,360      6,355      3,227
                                                 --------   --------   ---------
                                                   60,641     48,713     41,653

Other Expenses
--------------------------------------------------------------------------------
Salaries and employee benefits ................    83,517     79,301     73,823
Net occupancy expense .........................    12,996     13,126     11,982
Equipment expense .............................     9,070      9,588      8,497
FDIC assessment expense .......................       724        765      3,227
Special services ..............................    10,558      7,872      7,646
Other .........................................    41,338     38,886     38,999
                                                 --------   --------   ---------
                                                  158,203    149,538    144,174
                                                 --------   --------   ---------

           Income Before Income Taxes .........   128,343    109,853     93,727
Income Taxes ..................................    39,832     33,448     27,815
                                                 --------   --------   ---------
           Net Income .........................  $ 88,511   $ 76,405   $ 65,912
                                                 ========   ========   ========
--------------------------------------------------------------------------------
Per-Share Data:
Net Income (Basic) ............................  $   1.41   $   1.22   $   1.06
Net Income (Diluted) ..........................      1.40       1.21       1.05
Cash Dividends ................................      0.582      0.498      0.440

--------------------------------------------------------------------------------
See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                              Accumulated
                                                                                                 Other
                                                                                              Comprehen-
                                                          Common      Capital      Retained       sive      Treasury
(Dollars in thousands, except per-share data)              Stock      Surplus      Earnings      Income       Stock        Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1996 ............................ $ 109,385    $ 206,057    $ 140,239    $   9,246    $  (2,291)   $ 462,636
  Comprehensive Income:
    Net income ........................................                              65,912                                 65,912
    Other - unrealized gain on securities (net of
      $308,000 tax expense) ...........................                                              572                       572
                                                                                                                         ----------
      Total comprehensive income ......................                                                                     66,484
                                                                                                                         ----------
  Stock dividends issued - 10% (4,127,553 shares,
    including 154,089 Shares of treasury stock) .......     7,225       46,859      (56,363)                    2,206          (73)
  Stock issued (351,181 shares, including 103,840
    Shares of treasury stock) .........................       425       (1,757)                                 1,464          132
  Acquisition of treasury stock (104,844 shares) ......                                                        (1,482)      (1,482)
  Cash dividends - $0.440 per share ...................                             (27,403)                               (27,403)
                                                        ---------------------------------------------------------------------------

Balance at December 31, 1996 ..........................   117,035      251,159      122,385        9,818         (103)     500,294
  Comprehensive Income:
    Net income ........................................                              76,405                                 76,405
    Other - unrealized gain on securities (net of
      $9.9 million tax expense) .......................                                           18,439                    18,439

                                                                                                                         ----------
      Total comprehensive income ......................                                                                     94,844
                                                                                                                         ----------
  Stock dividends issued - 10% (4,494,568 shares) .....     8,989       73,962      (83,045)                                   (94)
  Stock issued (254,460 shares) .......................       473        1,281                                               1,754
  Acquisition of treasury stock (52,500 shares) .......                                                        (1,196)      (1,196)
  Cash dividends - $0.498 per share ...................                             (31,111)                               (31,111)
                                                        ---------------------------------------------------------------------------

Balance at December 31, 1997 ..........................   126,497      326,402       84,634       28,257       (1,299)     564,491
  Comprehensive Income:
    Net income ........................................                              88,511                                 88,511
    Other - unrealized loss on securities (net of
      $2.5 million tax benefit) .......................                                           (4,638)                   (4,638)
                                                                                                                         ----------
      Total comprehensive income ......................                                                                     83,873
  Stock split paid in the form of a 25%
    Stock dividend (11,985,361 shares) ................    29,963      (30,088)                                               (125)
  Stock issued (615,998 shares, including 157,722
    Shares of treasury stock) .........................     1,178       (2,417)                                 3,489        2,250
  Acquisition of treasury stock (250,675 shares) ......                                                        (5,678)      (5,678)
  Cash dividends - $0.582 per share ...................                             (36,477)                               (36,477)
                                                        ---------------------------------------------------------------------------
Balance at December 31, 1998 .......................... $ 157,638    $ 293,897    $ 136,668    $  23,619    $  (3,488)   $ 608,334
                                                        ===========================================================================
-----------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------
(In Thousands)
                                                                       Year Ended December 31
                                                                ------------------------------------
                                                                   1998         1997         1996
                                                                ---------    ---------    ----------
Cash Flows from Operating Activities:
  Net income ................................................   $  88,511    $  76,405    $  65,912

  Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities:
    Provision for loan losses ...............................       5,582        8,417        5,951
    Depreciation and amortization of premises and equipment .       8,965        9,690        7,931
    Net amortization of investment security premiums ........         359          315          838
    Deferred income tax (benefit) expense ...................        (329)         841          468
    Gain on sale of investment securities ...................     (11,360)      (6,355)      (3,227)
    Gain on sale of mortgage loans ..........................      (3,384)      (2,271)      (2,252)
    Proceeds from sale of mortgage loans ....................     219,745      128,929      119,130
    Originations of mortgage loans held for sale ............    (222,402)    (122,460)    (122,409)
    Amortization of intangible assets .......................       1,399        1,493        1,536
    (Increase) decrease in accrued interest receivable ......      (2,606)        (213)         655
    (Increase) decrease in other assets .....................     (24,080)     (10,151)          37
    Increase in accrued interest payable ....................       1,028        5,804          271
    (Decrease) increase in other liabilities ................      (3,494)      14,649       (9,148)
                                                                ----------   ----------   ----------
       Total  adjustments ...................................     (30,577)      28,688         (219)
                                                                ----------   ----------   ----------
         Net cash provided by operating activities ..........      57,934      105,093       65,693
                                                                ----------   ----------   ----------

Cash Flows from Investing Activities:
    Proceeds from sales of securities available for sale ....      25,872      133,723       58,729
    Proceeds from maturities of securities held to maturity .     173,056      216,859      248,465
    Proceeds from maturities of securities available for sale     251,311      103,430       92,756
    Purchase of securities held to maturity .................      (6,606)     (27,738)    (143,050)
    Purchase of securities available for sale ...............    (743,044)    (470,603)    (223,280)
    (Increase) decrease in short-term investments ...........        (341)       3,506        2,698
    Net increase in loans ...................................     (74,471)    (377,302)    (380,784)
    Purchase of premises and equipment, net .................     (11,633)     (13,958)     (14,275)
                                                                ----------   ----------   ----------
         Net cash used in investing activities ..............    (385,856)    (432,083)    (358,741)
                                                                ----------   ----------   ----------

Cash Flows from Financing Activities:
    Net increase in demand and savings deposits .............     202,648       62,481       83,952
    Net (decrease) increase in time deposits ................     (28,222)     283,662      142,881
    Addition to long-term debt ..............................     263,612       13,747       27,878
    Repayment of long-term debt .............................     (20,639)     (28,200)     (17,078)
    (Decrease) increase in short-term borrowings ............     (12,716)      21,911       96,575
    Dividends paid ..........................................     (33,939)     (29,810)     (26,623)
    Net proceeds from issuance of common stock ..............       2,125        1,660           59
    Acquisition of treasury stock ...........................      (5,678)      (1,196)      (1,482)
                                                                ----------   ----------   ----------
         Net cash provided by financing activities ..........     367,191      324,255      306,162
                                                                ----------   ----------   ----------

    Net Increase (Decrease) in Cash and Due From Banks ......      39,269       (2,735)      13,114
    Cash and Due From Banks at Beginning of Year ............     208,289      211,024      197,910
                                                                ----------   ----------   ----------
    Cash and Due From Banks at End of Year ..................   $ 247,558    $ 208,289    $ 211,024
                                                                ==========   ==========   ==========

    Supplemental Disclosures of Cash Flow Information
       Cash paid during the year for:
         Interest ...........................................   $ 176,777    $ 162,349    $ 151,166
         Income taxes .......................................   $  36,040    $  29,138    $  22,853
----------------------------------------------------------------------------------------------------

      See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

     Business: Fulton Financial Corporation (Parent Company) provides a full range of banking and financial services to businesses and consumers through its wholly-owned banking subsidiaries: Fulton Bank, Lebanon Valley Farmers Bank, Swineford National Bank, Lafayette Ambassador Bank, FNB Bank, N.A., Great Valley Bank, Hagerstown Trust Company, Delaware National Bank, The Bank of Gloucester County, The Woodstown National Bank & Trust Company and The Peoples Bank of Elkton. In addition, the Parent Company owns four non-banking subsidiaries:
Fulton Financial Realty Company, Fulton Life Insurance Company, Central Pennsylvania Financial Corporation and FFC Management, Inc. Collectively, the Parent Company and its subsidiaries are referred to as the Corporation.

     The Corporation's primary source of revenue is interest income on loans and investment securities and fee income on its products and services. Its expenses consist of interest expense on deposits and borrowed funds, provision for loan losses and other operating expenses. The Corporation's primary competition is other financial services providers operating in its region. With the growth in electronic and other alternative delivery channels in recent years, competition has expanded to include other bank and non-bank entities not physically located in the Corporation's geographical market. The Corporation is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by such regulatory authorities.

     The Corporation offers, through its eleven banking subsidiaries, a full range of retail and wholesale banking services throughout sixteen central and eastern Pennsylvania counties, two Maryland counties, one Delaware county and two New Jersey counties. Approximately 50% of the Corporation's business is conducted in the south central Pennsylvania region. Industry diversity is the key to the economic well-being of this region and the Corporation is not dependent upon any single customer or industry.

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

     Investments: Debt securities acquired are classified as held to maturity at the time of purchase when the Corporation has both the intent and ability to hold these investments until they mature. Such debt securities are carried at cost adjusted for amortization of premiums and accretion of discounts using the effective yield method. The Corporation does not engage in trading activities, however, since the investment portfolio serves as a source of liquidity, many debt securities and all marketable equity securities are classified as available for sale. Securities available for sale are carried at estimated fair value with the related unrealized holding gains and losses reported as a separate component of shareholders' equity, net of tax. Realized security gains and losses are computed using the specific identification method and are recorded on a trade date basis.

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

     Loan Origination Fees and Costs: Loan origination fees and the related direct origination costs are offset and the net amount is deferred and amortized over the life of the loan as an adjustment to interest income. For mortgage loans sold, the net amount is included in gain (or loss) upon the sale of the related mortgage loan.

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

     Net Income Per Share: The Corporation adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (Statement 128), on December 31, 1997. Statement 128 requires dual presentation of basic and diluted net income per share on the face of the income statement for all entities with complex capital structures. The Corporation's basic net income per share is calculated as net income divided by the weighted average number of shares outstanding. For diluted net income per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation's common stock equivalents consist solely of outstanding stock options (See Note J).

     A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows (in thousands):

                                                       1998     1997     1996
                                                       ----     ----     ----

Weighted average shares outstanding (basic)........   62,697   62,482   62,242
Impact of common stock equivalents.................      471      877      764
                                                    --------  ------- --------
Weighted average shares outstanding (diluted)......   63,168   63,359   63,006
                                                    ========  ======= ========

     Accounting for Stock-Based Compensation: The Corporation adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123) in 1996. This statement requires a fair value approach to valuing compensation expense associated with stock options and employee stock purchase plans. This statement encourages, but does not require, the use of this method for financial statement purposes. Companies that do not elect to adopt this statement for financial statement purposes are required to present pro-forma footnote disclosures of net income and earnings per share as if the fair value approach were used. The Corporation has adopted the disclosure requirements of this statement only and, accordingly, there has been no impact on the consolidated financial statements other than additional disclosures as provided in Note J.

     Reporting Comprehensive Income: The Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130) in 1998. Statement 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of Statement 130 is to report a measure of all changes in equity that result from economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Currently, other non-owner changes in equity include only unrealized gains and losses on available for sale investment securities.

     The following table summarizes the reclassification adjustment for realized security gains (net of taxes) for each of the indicated periods:

                                                    1998       1997      1996
                                                  -------    -------   -------
                                                           (in thousands)
Unrealized holding gains arising during period .  $ 2,746    $22,570   $ 2,670
Less: reclassification adjustment for gains
  included in net income .......................    7,384      4,131     2,098
                                                  --------   -------   -------

Net unrealized gains (losses) on securities ....  $(4,638)   $18,439   $   572
                                                  ========   =======   =======

     Disclosures about Segments of an Enterprise and Related Information:
Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131) became effective in 1998. This statement requires that public business enterprises report financial and descriptive information about its reportable operating segments. Based on the guidance provided by the statement, the Corporation does not have any operating segments which require such additional information. While the Corporation owns eleven separate banks, each engages in similar activities, provides similar products and services, and operates in the same general geographical area. The Corporation's non-banking activities are insignificant and do not require separate information. The descriptive information related to competition, concentration of credit risks and other operating factors is applicable to the consolidated Corporation.

     Employers' Disclosures about Pensions and Other Post-Retirement Benefits:
In February, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits." This statement amends the disclosure requirements previously covered by FASB Statements No. 87, 88 and 106 by standardizing the disclosure requirements of such plans, requiring additional information on changes in the benefit obligations and fair values of plan assets, and eliminating certain disclosures that are no longer considered to be useful. Statement 132 does not change the measurement or recognition of expense related to these plans. Statement 132 was effective for 1998 and the required disclosures are provided in Note I.

     Accounting for Derivative Instruments and Hedging Activities: In June, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). This statement expanded the previous definition of derivatives to include certain additional transactions. Entities are required to record derivatives at their fair values and recognize any changes in fair value in current period earnings, unless specific hedge criteria are met. Statement 133 is effective for years beginning after June 15, 1999. The Corporation does not expect the adoption of Statement 133 to have a material effect on its balance sheet or net income.

     Reclassifications and Restatements: Certain amounts in the 1997 and 1996 consolidated financial statements and notes have been reclassified to conform to the 1998 presentation. All share and per-share data have been restated to reflect the impact of the five for four stock split paid in the form of a 25% stock dividend on May 27, 1998.

NOTE B -- RESTRICTIONS ON CASH AND DUE FROM BANKS
--------------------------------------------------------------------------------

     The Corporation's subsidiary banks are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against their deposit liabilities. The average amount of such reserves during 1998 and 1997 was approximately $51.6 million and $45.2 million, respectively.


NOTE C -- INVESTMENT SECURITIES
--------------------------------------------------------------------------------

     The following tables summarize the amortized cost and estimated fair values of investment securities as of December 31 (in thousands):

                                                   Gross          Gross        Estimated
                                   Amortized     Unrealized     Unrealized       Fair
1998 Held to Maturity                 Cost         Gains          Losses        Value
------------------------------   -----------   -----------    ------------   -----------
U.S. Government and
     Agency securities .......   $    24,287   $       250    $        --    $    24,537
State and municipal
     securities ..............        34,457           649            (20)        35,086
Debt securities issued
     By foreign governments ..           405             1             (3)           403
Corporate debt securities ....            44            --             (3)            41
Mortgage-backed securities ...       117,430           541            (99)       117,872
                                 -----------   -----------    ------------   -----------
                                 $   176,623   $     1,441    $      (125)   $   177,939
                                 ===========   ===========    ============   ===========
1998 Available for Sale
------------------------------

Equity securities ............   $    81,719   $    29,695    $      (548)   $   110,866
U.S. Government and
     Agency securities .......       285,168         2,787           (105)       287,850
State and municipal
     securities ..............       123,451         1,891           (416)       124,926
Corporate debt securities ....         6,892            86             --          6,978
Mortgage-backed securities ...       672,519         4,273         (1,291)       675,501
                                 -----------   -----------    ------------   -----------
                                 $ 1,169,749   $    38,732    $    (2,360)   $ 1,206,121
                                 ===========   ===========    ============   ===========

1997 Held to Maturity
------------------------------

U.S. Government and
     Agency securities .......   $    67,391   $       402    $      (207)   $    67,586
State and municipal
     securities ..............        52,815           853            (49)        53,619
Debt securities issued
     By foreign governments ..           405             1             (3)           403
Corporate debt securities ....            78            --             (6)            72
Mortgage-backed securities ...       222,365           683           (857)       222,191
                                 -----------   -----------    ------------   -----------
                                 $   343,054   $     1,939    $    (1,122)   $   343,871
                                 ===========   ===========    ============   ===========

1997 Available for Sale
------------------------------

Equity securities ............   $    63,662   $    40,692    $       (30)   $   104,324
U.S. Government and
     Agency securities .......       264,518         1,546           (387)       265,677
State and municipal
     securities ..............        20,713           804            (10)        21,507
Mortgage-backed securities ...       331,602         1,944           (860)       332,686
                                 -----------   -----------    ------------   -----------
                                 $   680,495   $    44,986    $    (1,287)   $   724,194
                                 ===========   ===========    ============   ===========

     The amortized cost and estimated fair value of debt securities at December 31, 1998 by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                        Held to Maturity          Available for Sale
                                    ----------------------    -----------------------
                                     Amortized   Estimated     Amortized    Estimated
                                       Cost     Fair Value      Cost       Fair Value
                                    ----------  ----------    ----------  ------------
                                                    (in thousands)
Due in one year or less ........    $   22,558  $   23,836    $   68,782    $   69,019
Due from one year to five years         24,774      25,225       224,037       226,216
Due from five years to ten years         6,379       5,418       102,675       103,465
Due after ten years ............         5,482       5,588        20,017        21,054
                                    ----------  ----------    ----------  ------------
                                        59,193      60,067       415,511       419,754

Mortgage-backed securities .....       117,430     117,872       672,519       675,501
                                    ----------  ----------    ----------  ------------
                                    $  176,623  $  177,939    $1,088,030    $1,095,255
                                    ==========  ==========    ==========  ============

     Gains totaling $11.3 million, $6.2 million and $3.0 million were realized on the sale of equity securities during 1998, 1997 and 1996, respectively. Gains totaling $66,000, $176,000 and $261,000 were realized on the sale of available for sale debt securities during 1998, 1997 and 1996, respectively.

     Securities carried at $592.4 million and $590.9 million at December 31, 1998 and 1997, respectively, were pledged as collateral to secure public and trust deposits and for other purposes.

NOTE D -- LOANS AND ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------

 Gross loans are summarized as follows as of December 31:

                                                         1998            1997
                                                      -----------     ----------
                                                            (in thousands)

    Commercial, financial and agricultural .........  $  559,517      $  535,842
    Real estate--construction ......................     130,051         150,470
    Real estate--mortgage:
       First and second--residential ...............   1,329,225       1,352,445
       Commercial ..................................   1,267,139       1,167,066
    Consumer .......................................     698,323         709,405
    Leasing and other ..............................      56,200          57,425
                                                      -----------     ----------
                                                      $4,040,455      $3,972,653
                                                      ===========     ==========

         Changes in the allowance for loan losses were as follows for the years ended December 31:
                                           1998            1997           1996
                                         ---------      ---------      ---------
                                                    (in thousands)
Balance at January 1 ..............      $ 57,557       $ 53,893       $ 50,201
                                         ---------      ---------      ---------
Loans charged off .................        (9,140)        (9,242)        (6,453)
Recoveries of loans
     previously charged off .......         3,416          4,163          4,194
                                         ---------      ---------      ---------
Net loans charged off .............        (5,724)        (5,079)        (2,259)
                                         ---------      ---------      ---------
Provision for loan losses .........         5,582          8,417          5,951
Allowance purchased ...............            --            326             --
                                         ---------      ---------      ---------
Balance at December 31 ............      $ 57,415       $ 57,557       $ 53,893
                                         =========      =========      =========

     Nonaccrual loans aggregated approximately $19.3 million at December 31, 1998, $20.8 million at December 31, 1997 and $16.5 million at December 31, 1996. Interest of approximately $1.9 million, $1.4 million and $1.6 million was not recognized as interest income due to the nonaccrual status of loans during 1998, 1997 and 1996, respectively.

     The recorded investment in loans that were considered to be impaired as defined by Statement 114 was $14.0 million and $18.5 million at December 31, 1998 and 1997, respectively. Of these loans, $12.8 million were included in nonaccrual loans at December 31, 1998 and $17.6 million were included in nonaccrual loans at December 31, 1997. At December 31, 1998, $13.0 million of impaired loans had a related allowance for loan losses of $2.0 million and $1.0 million of impaired loans did not have an allowance for loan losses as a result of write-downs. At December 31, 1997, $11.1 million of impaired loans had a related allowance for loan losses of $1.9 million. The average recorded investment in impaired loans during the years ended December 31, 1998, 1997 and 1996 was approximately $13.2 million, $13.8 million and $16.6 million, respectively.

     The Corporation applies all payments received on nonaccruing impaired loans to principal until such time as the principal is paid off, after which time any additional payments received are recognized as interest income. Payments received on accruing impaired loans are applied to principal and interest according to the original terms of the loan. The Corporation recognized interest income of approximately $100,000, $171,000 and $338,000 on impaired loans in 1998, 1997 and 1996, respectively.

     The Corporation has granted loans to the officers and directors of the Corporation and to their associates. Related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $83.5 million and $70.8 million at December 31, 1998 and 1997, respectively. During 1998, $37.4 million of new loans were made and repayments totaled $24.7 million.

     The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties at December 31, 1998 and 1997 was $598.2 million and $520.1 million, respectively.


NOTE E -- PREMISES AND EQUIPMENT
--------------------------------------------------------------------------------

     The following is a summary of premises and equipment as of December 31:

                                                          1998            1997
                                                       ---------     ----------
                                                             (in thousands)

Premises and leasehold improvements ................   $  84,822     $  86,675
Furniture and equipment ............................      57,390        60,045
Construction in progress ...........................       5,974         2,337
                                                       ---------     ----------
                                                         148,186       149,057
Less: Accumulated depreciation and amortization ....     (72,471)      (76,010)
                                                       ---------     ----------
                                                       $  75,715     $  73,047
                                                       =========     ==========

NOTE F -- LONG-TERM DEBT
--------------------------------------------------------------------------------

         Long-term debt included the following as of December 31:

                                                        1998             1997
                                                      ---------        --------
                                                           (in thousands)

Federal Home Loan Bank advances ..............        $295,350         $ 52,312
Other ........................................             668              733
                                                      ---------        --------
                                                      $296,018         $ 53,045
                                                      =========        ========

     As of December 31, 1998, the Corporation had a series of collateralized Federal Home Loan Bank advances totaling $295.4 million. These advances mature through January, 2025, and carry a weighted average interest rate of 5.13%. As of December 31, 1998 the Corporation had an additional borrowing capacity of approximately $827 million with the Federal Home Loan Bank. Borrowings from the Federal Home Loan bank are secured by qualifying residential mortgages, investments and other assets. The following table summarizes the scheduled maturity periods of Federal Home Loan Bank advances as of December 31, 1998:

                                                    Amount
                           Year                    Maturing
                           ---------------------------------
                                     (in thousands)

                           1999.............   $    10,756
                           2000.............        48,042
                           2001.............        77,500
                           2003.............       157,500
                           Thereafter.......         1,552
                                               -----------
                                               $   295,350
                                               ===========

NOTE G - REGULATORY MATTERS
--------------------------------------------------------------------------------

Dividend and Loan Limitations
     The dividends that may be paid by subsidiary banks to the Parent Company are subject to certain legal and regulatory limitations. Under such limitations, the total amount available for payment of dividends by subsidiary banks was approximately $169 million at December 31, 1998.

     Under current Federal Reserve regulations, the subsidiary banks are limited in the amount they may loan to their affiliates, including the Parent Company. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of each bank subsidiary's capital and surplus. At December 31, 1998, the maximum amount available for transfer from the subsidiary banks to the Parent Company in the form of loans and dividends was approximately $203 million.

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

     Quantitative measures established by regulation to ensure capital adequacy require the subsidiary banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 1998, that all of its bank subsidiaries meet the capital adequacy requirements to which they are subject.

     As of December 31, 1998, the Corporation's three significant subsidiaries -- Fulton Bank, Lebanon Valley Farmers Bank and Lafayette Ambassador Bank -- were well capitalized under the regulatory framework for prompt corrective action based on their capital ratio calculations. To be categorized as well capitalized, these banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since December 31, 1998 that management believes have changed the institutions' categories.

     The following tables present the total risk-based, Tier I risk-based and Tier I leverage requirements for the Corporation and its significant subsidiaries. At December 31, 1998, the significant subsidiaries were Fulton Bank, Lebanon Valley Farmers Bank and Lafayette Ambassador Bank. At December 31, 1997, the significant subsidiaries were Fulton Bank, Lebanon Valley National Bank and Lafayette Bank. Actual capital amounts and ratios are also presented.

                                                                                As of December 31, 1998
                                                        -------------------------------------------------------------------------
                                                                                                                To Be Well
                                                                                                              Capitalized Under
                                                                                       For Capital            Prompt Corrective
                                                                Actual              Adequacy Purposes         Action Provisions
                                                        --------------------      ---------------------      --------------------
                                                         Amount       Ratio        Amount        Ratio        Amount       Ratio
                                                        ---------    -------      ---------     -------      --------    --------
                                                                                     (Dollars in thousands)
Total Capital (to Risk Weighted Assets):
     Corporation ...................................    $621,124       15.1%       $328,191        8.0%      $410,238       10.0%
     Fulton Bank ...................................     209,004       11.8         141,514        8.0        176,892       10.0
     Lebanon Valley Farmers Bank ...................      66,377       14.0          37,987        8.0         47,484       10.0
     Lafayette Ambassador Bank .....................      74,765       13.7          43,708        8.0         54,635       10.0

Tier I Capital (to Risk Weighted Assets):
     Corporation ...................................    $569,768       13.9%       $164,095        4.0%      $246,143        6.0%
     Fulton Bank ...................................     188,403       10.7          70,757        4.0        106,135        6.0
     Lebanon Valley Farmers Bank ...................      60,425       12.7          18,993        4.0         28,490        6.0
     Lafayette Ambassador Bank .....................      68,354       12.5          21,854        4.0         32,781        6.0

Tier I Capital (to Average Assets):
     Corporation ...................................    $569,768        9.9%       $172,182        3.0%      $286,969        5.0%
     Fulton Bank ...................................     188,403        9.2          61,787        3.0        102,978        5.0
     Lebanon Valley Farmers Bank ...................      60,425       10.6          17,063        3.0         28,439        5.0
     Lafayette Ambassador Bank .....................      68,354       12.5          16,466        3.0         27,444        5.0

                                                                                 As of December 31, 1997
                                                        -------------------------------------------------------------------------
                                                                                                                To Be Well
                                                                                                              Capitalized Under
                                                                                       For Capital            Prompt Corrective
                                                                Actual              Adequacy Purposes         Action Provisions
                                                        --------------------      ---------------------      --------------------
                                                         Amount       Ratio        Amount        Ratio        Amount      Ratio
                                                        --------     -------      --------      -------      --------   ---------
                                                                                  (Dollars in thousands)
Total Capital (to Risk Weighted Assets):
     Corporation ...................................    $567,515       14.1%       $321,559        8.0%      $401,949       10.0%
     Fulton Bank ...................................     193,892       12.7         121,807        8.0        152,258       10.0
     Lebanon Valley National Bank ..................      73,030       14.2          41,115        8.0         51,393       10.0
     Lafayette Bank ................................      44,092       13.7          25,685        8.0         32,106       10.0

Tier I Capital (to Risk Weighted Assets):
     Corporation ...................................    $517,685       12.9%       $160,779        4.0%      $241,169        6.0%
     Fulton Bank ...................................     176,392       11.6          60,903        4.0         91,355        6.0
     Lebanon Valley National Bank ..................      66,580       12.9          20,557        4.0         30,836        6.0
     Lafayette Bank ................................      40,060       12.5          12,842        4.0         19,264        6.0

Tier I Capital (to Average Assets):
     Corporation ...................................    $517,685       10.0%       $154,716        3.0%      $257,861        5.0%
     Fulton Bank ...................................     176,392        9.9          53,229        3.0         88,715        5.0
     Lebanon Valley National Bank ..................      66,580       10.4          22,510        4.0         31,887        5.0
     Lafayette Bank ................................      40,060        9.1          13,163        3.0         21,939        5.0

NOTE H - INCOME TAXES
--------------------------------------------------------------------------------

     The components of the provision for income taxes are as follows:

                                                 Year ended December 31
                                      ------------------------------------------
                                          1998            1997           1996
                                      ----------      ---------      -----------

Current tax expense -
     Federal .....................    $ 40,031        $ 32,582       $ 26,968
     State .......................         130              25            379
                                      ----------      ---------      -----------
                                        40,161          32,607         27,347

Deferred tax expense .............        (329)            841            468
                                      ----------      ---------      -----------
                                      $ 39,832        $ 33,448       $ 27,815
                                      ==========      =========      ===========

         The differences between the effective income tax rate and the federal statutory income tax rate are as follows:

                                                    Year ended December 31
                                                --------- ---------- -----------
                                                  1998       1997       1996
                                                --------- ---------- -----------

Statutory tax rate ............................   35.0%      35.0%      35.0%
Effect of tax-exempt income ...................   (2.6)      (2.9)      (3.4)
Effect of low income housing investments ......   (2.1)      (2.1)      (2.7)
Other, net ....................................    0.7        0.5        0.8
                                                --------- ---------- -----------
Effective income tax rate .....................   31.0%      30.5%      29.7%
                                                ========= ========== ===========

     The net deferred tax asset recorded by the Corporation consisted of the following tax effects of temporary differences at December 31:

                                                             1998        1997
                                                          ---------   ---------
                                                              (in thousands)

Allowance for loan losses ............................... $ 19,794    $ 19,651
Deferred loan fees ......................................      335         996
Direct leasing ..........................................   (5,840)     (4,430)
Deferred compensation ...................................    2,340       2,134
Postretirement benefits .................................    3,184       3,136
Fixed asset depreciation ................................     (565)       (476)
Other ...................................................    2,499         407
                                                          ---------   ---------
                                                            21,747      21,418
Unrealized holding gains on securities available for sale  (12,730)    (15,286)
                                                          ---------   ---------
                                                          $  9,017    $  6,132
                                                          =========   =========

     As of December 31, 1998 and 1997, the Corporation has not established any valuation allowance against deferred tax assets since these tax benefits are realizable either through carryback availability against prior years' taxable income or the reversal of existing deferred tax liabilities.

NOTE I - EMPLOYEE BENEFIT PLANS
--------------------------------------------------------------------------------

     Substantially all employees of the Corporation are covered by one of the following plans:

     Profit Sharing Plan - A noncontributory defined contribution plan where employer contributions are based on a formula providing for an amount not to exceed 15% of each eligible employee's annual salary (10% for employees hired subsequent to January 1, 1996). Participants are 100% vested in balances after five years of service.

     Defined Benefit Pension Plan and 401(k) Plan - Contributions to the defined benefit plan are actuarially determined and funded as accrued. Plan assets are invested in guaranteed investment contracts, U.S. Treasury Securities, money market funds and common stock investment funds. Employees covered under the defined benefit plan are also eligible to participate in a 401(k) Plan. This Plan allows employees to defer up to 15% of their pre-tax salary on an annual basis. At its discretion, the Corporation may also make a matching contribution up to 3%.

     Employees who become eligible for a retirement plan after January 1, 1999 will participate in the Profit Sharing Plan and no new participants will be added to the Defined Benefit Plan and 401(k) Plan. The terms of the Profit Sharing Plan have been modified to add a 401(k) feature which allows participants to defer up to 5% of their pre-tax salary on an annual basis, with no employer match.

     The following summarizes the Corporation's expense under the above plans for the years ended December 31:

                                          1998           1997           1996
                                       ---------      ---------      ---------
                                                     (in thousands)

Profit-sharing plan ...............    $  3,962       $  3,322       $  3,089
Defined benefit plan ..............       1,330          1,492          1,487
401(k) plan .......................         711            804            746
                                       ---------      ---------      ---------
                                       $  6,003       $  5,618       $  5,322
                                       =========      =========      =========

Defined Benefit Pension Plan

     The net periodic pension cost for the Corporation's defined benefit plan, as determined by consulting actuaries, consisted of the following components for the years ended December 31:

                                                    1998       1997        1996
                                                  -------    -------    --------
                                                         (in thousands)

Service cost - benefits earned during period ..   $ 1,507    $ 1,387    $ 1,349
Interest cost on projected benefit obligation .     1,639      1,500      1,331
Actual return on assets .......................    (1,366)    (3,874)    (1,390)
Net amortization and deferral .................      (450)     2,479        197
                                                  -------    -------    --------
Net periodic pension cost .....................   $ 1,330    $ 1,492    $ 1,487
                                                  =======    =======    ========

     The valuation date of the defined benefit plan is September 30. The following table summarizes the changes in the projected benefit obligation and fair value of plan assets for the indicated periods:

                                                   Oct. 1, 1997   Oct. 1, 1996
                                                      Through        Through
                                                  Sept. 30, 1998  Sept. 30, 1997
                                                  ------------------------------

                                                          (in thousands)
Projected benefit obligation, beginning ..........    $ 23,967       $ 21,025

Service cost .....................................       1,507          1,387
Interest cost ....................................       1,639          1,500
Distributions ....................................        (831)          (629)
Change due to change in assumptions ..............         944          1,410
Experience loss at 9/30 ..........................         (69)          (726)
                                                      ---------      ---------
Projected benefit obligation, ending .............    $ 27,157       $ 23,967
                                                      =========      =========

Fair value of plan assets, beginning .............    $ 23,592       $ 18,272

Employer contributions ...........................       1,979          2,075
Actual return on assets ..........................       1,366          3,874
Distributions ....................................        (831)          (629)
                                                      ---------      ---------
Fair value of plan assets, ending ................    $ 26,106       $ 23,592
                                                      =========      =========

     The funded status of the plan and the amounts recognized in the consolidated balance sheets as of December 31, 1998 and 1997 follows:

                                                        1998           1997
                                                      --------      ---------
                                                          (in thousands)

Projected benefit obligation .......................  $ 27,157      $ 23,967
Fair value of plan assets ..........................    26,106        23,592
                                                      ---------     ---------
     Funded status .................................    (1,051)         (375)

Employer contributions, 10/1 through 12/31 .........       148           574
Unrecognized net transition asset ..................       272           358
Unrecognized prior service cost ....................        39            47
Unrecognized net loss (gain) .......................       265        (1,149)
                                                      ---------     ---------
Pension liability recognized in the
     consolidated balance sheets ...................  $   (327)     $   (545)
                                                      =========     =========


     The following rates were used to calculate net periodic pension cost and present value of benefit obligations:

                                                     1998       1997       1996
                                                    -------    ------    -------
Discount rate-projected benefit obligation .....     6.50%      7.00%      7.25%

Rate of increase in compensation level .........     4.00       4.50       4.75

Expected long-term rate of return on plan assets     8.00       8.00       8.00

Postretirement Benefits

     The Corporation currently provides medical and life insurance benefits to retired full-time employees who were employees of the Corporation prior to January 1, 1998 Substantially all of the Corporation's full-time employees may become eligible for these discretionary benefits if they reach normal retirement age while working for the Corporation. The components of the expense for postretirement benefits other than pensions are as follows:

                                                       1998     1997     1996
                                                      ------   ------   ------
                                                          (in thousands)

Service cost-benefits earned during the period ...... $ 251    $ 217    $ 230
Interest cost on accumulated benefit obligation .....   377      369      367
Actual return on plan assets ........................   (10)     (10)      (6)
Net amortization and deferral .......................  (296)    (309)    (269)
                                                      ------   ------   ------
Net nonpension postretirement benefit cost .......... $ 322    $ 267    $ 322
                                                      ======   ======   ======

     The following table summarizes the changes in the projected benefit obligation and fair value of plan assets for the years ended December 31, 1998 and 1997:

                                                        1998           1997
                                                      ----------------------
                                                           (in thousands)

Projected benefit obligation, beginning ..........    $ 5,662        $ 5,579

Service cost .....................................        251            217
Interest cost ....................................        377            369
Benefit payments .................................       (386)          (326)
Change due to change in experience ...............       (124)          (341)
Change due to change in assumptions ..............         10            164
                                                      -------        -------
Projected benefit obligation, ending .............    $ 5,790        $ 5,662
                                                      =======        =======

Fair value of plan assets, beginning .............    $   196        $   189

Employer contributions ...........................        379            323
Actual return on assets ..........................         10             10
Benefit payments .................................       (386)          (326)
                                                      -------        -------
Fair value of plan assets, ending ................    $   199        $   196
                                                      =======        =======

     The funded status of the plan and the amounts recognized in the consolidated balance sheets as of December 31, 1998 and 1997 follows:

                                                           1998        1997
                                                         --------     --------
                                                            (in thousands)

Projected benefit obligation .........................   $ 5,790      $ 5,662
Fair value of plan assets ............................       199          196
                                                         --------     --------
     Funded status ...................................    (5,591)      (5,466)

Unrecognized prior service cost ......................    (2,037)      (2,263)
Unrecognized net loss ................................    (1,276)      (1,232)
                                                         --------     --------
Post-retirement benefits liability recognized
     in the consolidated balance sheets ..............   $(8,904)     $(8,961)
                                                         ========     ========

     For measuring the postretirement benefit obligation, a 7.5% increase in the per capita cost of health care benefits was assumed for 1998. This rate was assumed to gradually decline to 6.0% in 2000 and remain at that level thereafter. This health care cost trend rate has a significant impact on the amounts reported. Assuming a 1% increase in the health care cost trend rate, the accumulated postretirement benefit obligation would increase by approximately $742,000 and the current period expense would increase by approximately $99,000. Conversely, a 1% decrease in the health care cost trend rate would decrease the accumulated postretirement benefit obligation by approximately $615,000 and the current period expense by approximately $80,000. The discount rate used in determining the accumulated postretirement benefit obligation was 6.50% and 7.00% at December 31, 1998 and 1997, respectively.

NOTE J - STOCK-BASED COMPENSATION PLANS AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

Incentive Stock Option Plan and Employee Stock Purchase Plan

     The Corporation has an Incentive Stock Option Plan (Option Plan) and an employee stock purchase plan (ESPP). The Option Plan, which was adopted in 1996, replaced a prior plan that originated in 1986 and expired in 1996. The terms of the plans are substantially the same. Under the Option Plan, options are granted to key personnel for terms of up to 10 years at option prices equal to the fair market value of the Corporation's stock on the date of grant. Options granted are 100% vested immediately upon grant. The Plan has reserved 1.5 million shares for grant under this plan through 2006. The number of options granted in any year is dependent upon the Corporation's performance relative to that of a self-defined peer group. A summary of stock option activity under the current and prior plan follows:

                                            Option Price Per Share
                                  -----------------------------------------
                                     Stock                         Weighted
                                   Options           Range         Average
                                 ------------   ---------------- ----------

Balance at January 1, 1996 ...    1,415,736     $ 3.83 - $13.15     $ 8.55
  Granted ....................      226,465       9.51 -  13.91      12.59
  Exercised ..................     (337,403)      3.83 -  13.15       6.49
  Canceled ...................          (86)     10.04               10.04
                                 ------------
Balance at December 31, 1996 .    1,304,712       3.83 -  13.91       9.78
  Granted ....................      244,495      11.64 -  21.70      18.76
  Exercised ..................     (299,743)      3.83 -  13.91       9.04
                                 ------------
Balance at December 31, 1997 .    1,249,464       3.83 -  21.70      11.69
  Granted ....................      250,200      24.81               24.81
  Exercised ..................     (226,936)      3.83 -  21.70      10.40
                                 ------------
Balance at December 31, 1998 .    1,272,728     $ 3.83 - $24.81     $14.49
                                 ============

The following table summarizes information concerning options outstanding at December 31, 1998:

                                      Weighted        Weighted
    Range of         Unexercised       Average        Average
    Exercise            Stock         Remaining       Exercise
     Prices            Options       Life (Years)       Price
----------------    -------------   -------------  -------------

$0.00  -  $5.00          97,918         5.10         $  3.93
$5.00  - $10.00         254,045         3.69            8.29
$10.00 - $15.00         510,935         6.43           12.30
$15.00 - $20.00              --           --              --
$20.00 - $25.00         409,830         9.19           23.60
                    -------------   ------------   -------------
                      1,272,728         6.67         $ 14.49
                    =============   =============  =============

     The ESPP allows eligible employees to purchase stock in the Corporation at 85% of the fair market value of the stock on the date of exercise. Under the terms of the ESPP, 64,211 shares, 55,422 shares and 72,492 shares were issued in 1998, 1997 and 1996, respectively. A total of 624,631 shares have been issued since the inception of the ESPP in 1986. As of December 31, 1998, 45,240 shares have been reserved for future issuances under the ESPP.

     The Corporation accounts for both the Option Plan and the ESPP under Accounting Principles Board Opinion No. 25, and, accordingly, no compensation expense has been recognized in the financial statements of the Corporation. Had compensation cost for these plans been recorded in the financial statements of the Corporation consistent with the fair value provisions of Statement 123, the Corporation's net income and net income per share would have been reduced to the following pro-forma amounts (in thousands, except per-share data):

                                                              1998          1997         1996
                                                          ----------    ----------   ----------
Net income:                     As reported.............  $  88,511     $  76,405     $  65,912
                                Proforma................     87,391        75,306        65,149

Net income per share (basic):   As reported.............  $    1.41     $    1.22     $    1.06
                                Proforma................       1.39          1.21          1.05

Net income per share (diluted): As reported.............  $    1.40     $    1.21     $    1.05
                                Proforma................       1.38          1.19          1.03

Weighted average fair value of options granted..........  $    5.60     $    4.73     $    2.96

     Because the Statement 123 method has not been applied to options granted prior to January 1, 1995, the resulting pro-forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

                                           1998       1997       1996
                                      ---------- ------------ ----------

Risk-free interest rate .............      5.50%      6.44%      6.74%
Volatility of Corporation's stock ...     18.63      18.80      20.30
Expected dividend yield .............      2.42       2.50       3.20
Expected life of options ............   6 Years    6 Years    6 Years

Shareholder Rights

     In 1989, the Corporation declared a dividend distribution of one Right for each outstanding share of common stock to existing shareholders of record. In addition, each share of common stock issued subsequent to the record date of the dividend also entitles the holder to one Right. Upon distribution, each Right entitles the holder to purchase one share of common stock or, depending on events, receive common stock having a value equal to two times the exercise price of the Right. The purchase price was $90 per share in 1989 and is currently $32.52 due to stock dividends and splits. The Rights are not exercisable or transferable apart from the common stock prior to distribution. Distribution of the Rights will occur ten business days following (1) a public announcement that a person or group of persons ("Acquiring Person") has acquired or obtained the right to acquire beneficial ownership of 20% or more of the outstanding shares of common stock (the "Stock Acquisition Date") or (2) the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 25% or more of such outstanding shares of common stock. The Rights are redeemable in full, but not in part, by the Corporation at any time until ten business days following the Stock Acquisition Date, at a price of $0.01 per Right. The Rights will expire at the close of business on June 20, 1999, unless earlier redeemed.

NOTE K - LEASES
--------------------------------------------------------------------------------

     Certain branch offices and equipment are leased under agreements which expire at varying dates through 2025. Most leases contain renewal provisions at the Corporation's option. Total rental expense was approximately $3.4 million in 1998, $3.2 million in 1997 and $2.9 million in and 1996. Future minimum payments as of December 31, 1998 under noncancelable operating leases are as follows:

                                                     Minimum
                               Year                   Rent
                           -----------------------------------
                                     (in thousands)

                            1999.............   $     2,759
                            2000.............         2,553
                            2001.............         2,233
                            2002.............         2,117
                            2003.............         2,060
                            Thereafter.......        20,619
                                                ------------
                                                $    32,341
                                                ============
NOTE L - COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

     The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, letters of credit, and guarantees which involve, to varying degrees, elements of credit and interest rate risk that are not recognized in the consolidated balance sheets.

     Exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments as it does for on-balance-sheet instruments. The Corporation had outstanding commitments to fund loans of $1.1 billion and $994.0 million as of December 31, 1998 and 1997, respectively.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments is expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income producing commercial properties. Commitments under outstanding standby letters of credit were $119.1 million at December 31, 1998 and $89.9 million at December 31, 1997.

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

                                               1998                          1997
                                   ----------------------------  ----------------------------
                                                    Estimated                     Estimated
FINANCIAL ASSETS                    Book Value     Fair Value     Book Value     Fair Value
--------------------------------   -------------  -------------  -------------  -------------
                                                         (in thousands)
Cash and due from banks.........   $     247,558  $     247,558  $     208,289  $     208,289
Interest-bearing deposits
     with other banks...........           2,975          2,975          2,634          2,634
Mortgage loans held for sale....           7,987          7,987          1,946          1,946
Securities held to maturity.....         176,623        177,939        343,054        343,871
Securities available for sale...       1,206,121      1,206,121        724,194        724,194
Net loans.......................       3,972,976      3,995,654      3,904,087      3,939,530
Accrued interest receivable.....          34,942         34,942         32,336         32,336

                                               1998                          1997
                                   ----------------------------  ----------------------------
                                                    Estimated                     Estimated
FINANCIAL LIABILITIES               Book Value     Fair Value     Book Value     Fair Value
--------------------------------   -------------  -------------  -------------  -------------
                                                         (in thousands)
Demand and savings deposits.....   $   2,380,606  $   2,380,606  $   2,177,958  $   2,177,958
Time deposits...................       2,212,363      2,229,485      2,240,585      2,245,316
Short-term borrowings...........         235,585        235,585        248,301        248,301
Accrued interest payable........          34,255         34,255         33,227         33,227
Other financial liabilities.....          31,180         31,180         24,259         24,259
Long-term debt..................         296,018        296,063         53,045         53,104

     For short-term financial instruments, defined as those with remaining maturities of 90 days or less, the carrying amount was considered to be a reasonable estimate of fair value. The following instruments are predominantly short-term:

                 Assets                            Liabilities
         ------------------------------    ------------------------------

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

     As indicated in Note A, securities available for sale are carried at their estimated fair values. The estimated fair values of securities held to maturity as December 31, 1998 and 1997 were generally based on quoted market prices, broker quotes or dealer quotes.

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

NOTE N - MERGERS
--------------------------------------------------------------------------------

     Ambassador Bank of the Commonwealth. - On September 11, 1998, the Corporation completed its acquisition of Ambassador Bank of the Commonwealth (Ambassador), a $275 million bank located in Allentown, Pennsylvania. As provided under the terms of the merger agreement, each of the 1.9 million shares of Ambassador's common stock was exchanged for 1.4 shares of the Corporation's common stock. In addition, the 417,000 options and warrants to acquire Ambassador stock were exchanged for approximately 409,000 shares of the Corporation's common stock. The Corporation issued 3.1 million shares of its common stock in connection with the merger, which was accounted for as a pooling of interests. As a result of the acquisition, Ambassador was merged with and into Lafayette Bank, one of the Corporation's existing affiliate banks, which changed its name to "Lafayette Ambassador Bank."

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

                                          Fulton
                                         Financial             Keystone
                                        Corporation            Heritage
                                     -----------------    -----------------
                                                (in thousands)

Net interest income..............  $        47,466      $         6,555
Other income.....................           13,032                1,308
                                   ----------------     ----------------
Total income.....................  $        60,498      $         7,863
                                   ================     ================
Net income.......................  $        19,066      $         1,534
                                   ================     ================

     The effect of the Keystone Heritage and Ambassador mergers on the Corporation's previously reported revenues, net income and net income per share for the year ended December 31, 1997 and 1996 follows. Per-share amounts have been restated to reflect the impact of the five for four stock split paid in May, 1998 (dollars in thousands, except per-share data).

                                      Fulton
                                     Financial   Keystone
                1997                Corporation  Heritage  Ambassador  Restated
                                    -----------  --------  ----------  ---------
                                         (in thousands, except per-share data)

Net interest income ............... $  182,610   $ 27,133   $  9,352  $ 219,095
Other income ......................     41,055      7,159        499     48,713
                                    -----------  --------   --------- ----------

Total income ...................... $  223,665   $ 34,292   $  9,851  $ 267,808
                                    ===========  ========   ========= ==========

Net income ........................ $   65,199   $  9,270   $  1,936  $  76,405
                                    ===========  ========   ========= ==========

Net income per share (basic) ...... $     1.29   $   2.34   $   1.21  $    1.22
                                    ===========  ========   ========= ==========
Net income per share (diluted) .... $     1.28   $   2.31   $   1.08  $    1.21
                                    ===========  ========   ========= ==========


                                      Fulton
                                     Financial   Keystone
                1996                Corporation  Heritage  Ambassador  Restated
                                    ----------- ---------  ----------  ---------
                                         (in thousands, except per-share data)

Net interest income ............... $  169,672   $ 25,480   $  7,047  $ 202,199
Other income ......................     34,983      5,931        739     41,653
                                    -----------  ---------  --------- ----------

Total income ...................... $  204,655   $ 31,411   $  7,786  $ 243,852
                                    ===========  =========  ========= ==========

Net income ........................ $   55,747   $  8,720   $  1,445  $  65,912
                                    ===========  =========  ========= ==========

Net income per share (basic) ...... $     1.10   $   2.15   $   0.96  $    1.06
                                    ===========  =========  ========= ==========
Net income per share (diluted) .... $     1.10   $   2.15   $   0.86  $    1.05
                                    ===========  =========  ========= ==========

The Peoples Bank of Elkton

     On August 31, 1997, the Corporation completed its acquisition of The Peoples Bank of Elkton (Elkton) of Elkton, Maryland. As provided under the terms of the merger agreement, Elkton became a wholly-owned subsidiary of the Corporation and each of the outstanding shares of the common stock of Elkton was converted into 5.2 shares of the Corporation's common stock. The Corporation issued 1.2 million shares of its common stock in connection with the merger. Elkton, with approximately $120 million in assets at December 31, 1998, operates two branch offices in Cecil County, Maryland. As a result of the merger, Elkton became the Corporation's second banking subsidiary in Maryland and eleventh overall.

The Woodstown National Bank & Trust Company

     On February 28, 1997, the Corporation completed its acquisition of The Woodstown National Bank & Trust Company (Woodstown) of Woodstown, New Jersey. As provided under the terms of the merger agreement, Woodstown became a wholly-owned subsidiary of the Corporation and each of the outstanding shares of Woodstown common stock was converted into 2.2 shares of the Corporation's common stock. The Corporation issued 4.0 million shares of its common stock in connection with the merger. Woodstown, with approximately $300 million in total assets at December 31, 1998, operates seven branch offices in Salem and Gloucester Counties. As a result of the merger, Woodstown became the Corporation's second banking subsidiary in New Jersey and tenth overall.

     The acquisitions of Elkton and Woodstown were accounted for as poolings of interest and all financial statements and financial information contained herein have been restated to include the accounts and results of operations of these companies for all periods presented.


NOTE O - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
--------------------------------------------------------------------------------

     CONDENSED BALANCE SHEETS
     ------------------------

                                                               December 31
                                                          ----------------------
                                                           1998           1997
                                                         ----------   ----------
                                                              (in thousands)

ASSETS
------
Cash, securities, and other assets ...................   $     425    $   8,294
Receivable from nonbank subsidiaries .................          --          262
Investment in:
     Bank subsidiaries ...............................     511,863      496,249
     Nonbank subsidiaries ............................     120,509       90,080
                                                         ----------   ----------
     Total Assets ....................................   $ 632,797    $ 594,885
                                                         ==========   ==========
LIABILITIES
-----------
Short-term borrowings ................................   $   6,617    $  16,000
Other liabilities ....................................      17,846       14,394
                                                         ----------   ----------
     Total Liabilities ...............................      24,463       30,394
Shareholders' equity .................................     608,334      564,491
                                                         ----------   ----------
     Total Liabilities and Shareholders' Equity ......   $ 632,797    $ 594,885
                                                         ==========   ==========


CONDENSED STATEMENTS OF INCOME
------------------------------

                                                              Year ended December 31
                                                       ---------------------------------
                                                        1998         1997         1996
                                                       ---------   ----------- ---------
                                                                (in thousands)
Income:
     Dividends from bank subsidiaries ..............   $ 69,592    $   46,388  $ 36,546
     Other .........................................      8,129        12,869     8,593
                                                       ---------   ----------- ---------
                                                         77,721        59,257    45,139
Expenses ...........................................     17,146        13,513    11,843
                                                       ---------   ----------- ---------
     Income before income taxes and equity in
     undistributed net income (loss) of subsidiaries     60,575        45,744    33,296
Income tax benefit .................................     (2,680)       (2,192)   (3,162)
                                                       ---------   ----------- ---------
                                                         63,255        47,936    36,458
Equity in undistributed net income (loss) of:
     Bank subsidiaries .............................     15,642        29,399    30,268
     Nonbank subsidiaries ..........................      9,614          (930)     (814)
                                                       ---------   ----------- ---------
          Net Income ...............................   $ 88,511    $   76,405  $ 65,912
                                                       =========   =========== =========


CONDENSED STATEMENTS OF CASH FLOWS
----------------------------------
                                                                Year Ended December 31
                                                          ---------------------------------
                                                             1998        1997       1996
                                                          ----------  ---------- ----------
                                                                    (in thousands)
Cash Flows From Operating Activities:
    Net Income ........................................   $ 88,511    $ 76,405    $ 65,912

    Adjustments to Reconcile Net Income to
       Net Cash Provided by Operating Activities:
       Gain on sale of investment securities ..........         --      (5,191)     (2,801)
       Decrease in other assets .......................      3,745       2,932       4,609
       Increase in investment in subsidiaries .........    (25,256)    (28,469)    (29,454)
       Increase in other liabilities ..................        911       2,496         160
                                                          ---------   ---------   ---------
           Total adjustments ..........................    (20,600)    (28,232)    (27,486)
                                                          ---------   ---------   ---------
           Net cash provided by operating activities ..     67,911      48,173      38,426
                                                          ---------   ---------   ---------
Cash Flows From Investing Activities:
       Investment in subsidiaries .....................    (21,275)    (20,283)     (4,025)
       Investment in real estate partnerships .........         --        (266)       (296)
       Proceeds from sales of investment securities ...         --       8,571       6,022
       Purchase of investment securities ..............         --      (7,488)     (6,647)
                                                          ---------   ---------   ---------
           Net cash used in investing activities ......    (21,275)    (19,466)     (4,946)
                                                          ---------   ---------   ---------
Cash Flows From Financing Activities:
       Net (decrease) increase in short-term borrowings     (9,383)        889      (5,389)
       Dividends paid .................................    (33,939)    (29,810)    (26,623)
       Net proceeds from issuance of common stock .....      2,227       1,660          59
       Acquisition of treasury stock ..................     (5,780)     (1,196)     (1,482)
                                                          ---------   ---------   ---------
           Net used in financing activities ...........    (46,875)    (28,457)    (33,435)
                                                          ---------   ---------   ---------

Net (Decrease) Increase in Cash and Cash Equivalents ..       (239)        250          45
Cash and Cash Equivalents at Beginning of Year ........        258           8         (37)
                                                          ---------   ---------   ---------
Cash and Cash Equivalents at End of Year ..............   $     19    $    258    $      8
                                                          =========   =========   =========
Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for:
      Interest ........................................   $  2,257    $  3,416    $  3,508
      Income taxes ....................................   $ 36,040    $ 29,138    $ 22,853

--------------------------------------------------------------------------------
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Fulton Financial Corporation:

     We have audited the accompanying consolidated balance sheets of Fulton Financial Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Keystone Heritage Group, Inc. and Ambassador Bank of the Commonwealth, which were acquired in 1998, or The Woodstown National Bank & Trust Company, which was acquired in 1997, in transactions accounted for as pooling of interests, as discussed in Note N. Such statements are included in the consolidated financial statements of Fulton Financial Corporation and reflect total assets and total interest income of 17 percent of the related consolidated totals in 1997 and total interest income of 22 percent of the related consolidated total in 1996. These statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts included for Keystone Heritage Group, Inc., Ambassador Bank of the Commonwealth, and The Woodstown National Bank & Trust Company, is based solely upon the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Fulton Financial Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




/s/ Arthur Andersen LLP

Lancaster, Pennsylvania
January 22, 1999

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

The Board of Directors
Keystone Heritage Group, Inc.


     We have audited the accompanying consolidated balance sheets of Keystone Heritage Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Keystone Heritage Group, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



January 30, 1998
Harrisburg, Pennsylvania

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Ambassador Bank of the Commonwealth
Allentown, Pennsylvania


     We have audited the accompanying balance sheet of Ambassador Bank of the Commonwealth as of December 31, 1997, and the related statements of income, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ambassador Bank of the Commonwealth as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.




                                               BEARD & COMPANY, INC.




Allentown, Pennsylvania
January 16, 1998

FULTON FINANCIAL CORPORATION
QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)
(In thousands, except per-share data)

                                                 Three Months Ended
                                   --------------------------------------------
For the Year 1998                  March 31     June 30    Sept. 30     Dec. 31
--------------------------------   --------    --------    --------    --------
Interest income ................   $100,039    $101,672    $103,596    $103,985
Interest expense ...............     43,442      44,172      44,925      45,266
                                   --------    --------    --------    --------
Net interest income ............     56,597      57,500      58,671      58,719
Provision for loan losses ......      1,611       1,621       1,067       1,283
Other income ...................     14,608      16,601      14,463      14,969
Other expenses .................     38,857      40,815      39,198      39,333
                                   --------    --------    --------    --------
Income before income taxes .....     30,737      31,665      32,869      33,072
Income taxes ...................      9,564      10,086      10,519       9,663
                                   --------    --------    --------    --------
Net income .....................   $ 21,173    $ 21,579    $ 22,350    $ 23,409
                                   ========    ========    ========    ========
Per-share data:
     Net income (basic) ........   $   0.34    $   0.34    $   0.36    $   0.37
     Net income (diluted) ......       0.33        0.34        0.35        0.37
     Cash dividends ............       0.138       0.144       0.150       0.150

                                                Three Months Ended
                                   --------------------------------------------
For the Year 1997                  March 31     June 30    Sept. 30     Dec. 31
--------------------------------   --------    --------    --------    --------
Interest income ................   $ 91,983    $ 95,811    $ 98,197    $101,257
Interest expense ...............     39,496      41,036      43,043      44,578
                                   --------    --------    --------    --------
Net interest income ............     52,487      54,775      55,154      56,679
Provision for loan losses ......      1,903       1,771       2,060       2,683
Other income ...................     12,035      11,380      13,385      11,913
Other expenses .................     36,341      35,578      38,655      38,964
                                   --------    --------    --------    --------
Income before income taxes .....     26,278      28,806      27,824      26,945
Income taxes ...................      7,814       9,214       8,516       7,904
                                   --------    --------    --------    --------
Net income .....................   $ 18,464    $ 19,592    $ 19,308    $ 19,041
                                   ========    ========    ========    ========
Per-share data:
     Net income (basic) ........   $   0.30    $   0.31    $   0.31    $   0.30
     Net income (diluted) ......       0.29        0.31        0.30        0.30
     Cash dividends ............       0.117       0.127       0.127       0.127


Item 9.  Changes in and Disagreements with Accountants on
---------------------------------------------------------
         Accounting and Financial Disclosure
         -----------------------------------


         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     Incorporated by reference herein is the information appearing under the heading "Information about Nominees and Continuing Directors" on pages 5 through 11 of the 1999 Proxy Statement and under the heading "Executive Officers" on page 12 of the 1999 Proxy Statement.

Item 11.  Executive Compensation
--------------------------------

     Incorporated by reference herein is the information appearing under the heading "Executive Compensation" on pages 12 and 13 of the 1999 Proxy Statement and under the heading "Compensation of Directors" on page 11 of the 1999 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     Incorporated by reference herein is the information appearing under the heading "Voting of Shares and Principal Holders Thereof" on page 3 of the 1999 Proxy Statement and under the heading "Information about Nominees and Continuing Directors" on pages 5 through 11 of the 1999 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     Incorporated by reference herein is the information appearing under the heading "Transactions with Directors and Executive Officers" on page 16 of the 1999 Proxy Statement, and the information appearing in Note D - Loans and Allowance for Loan Losses, of the Notes to Consolidated Financial Statements in
Item 8, "Financial Statements and Supplementary Data".

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a)  The following documents are filed as part of this report:

     1. Financial Statements -- The following consolidated financial statements of Fulton Financial Corporation and subsidiaries are incorporated herein by reference in response to Item 8 above:

          (i)   Consolidated Balance Sheets - December 31, 1998 and 1997.

          (ii) Consolidated Statements of Income - Years ended December 31, 1998, 1997 and 1996.

          (iii) Consolidated Statements of Shareholders' Equity - Years ended December 31, 1998, 1997 and 1996.

          (iv) Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996.

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

     3. Exhibits -- The following is a list of the Exhibits required by Item 601 of Regulation S-K and filed as part of this report:

          (i) Articles of Incorporation as amended on April 13, 1990 and Bylaws of Fulton Financial Corporation, as amended on April 17, 1990 -Incorporated by reference from Exhibits 19(a) and 19(b) of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1990.

          (ii) Rights Amendment dated June 20, 1989 between Fulton Financial Corporation and Fulton Bank Incorporated by reference from
                Exhibit 1 of the Fulton Financial Corporation Current Report on Form 8-K dated June 21, 1989.

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

              2. Form 8-K dated March 31, 1998 (as amended by Form 8-K/A dated May 21, 1998) reporting consummation of the merger of Fulton Financial Corporation and Keystone Heritage Group, Inc.

              3. Form 8-K dated May 18, 1998 reporting 30 days of post-merger combined operations of Fulton Financial Corporation and Keystone Heritage Group, Inc.

              4. Form 8-K dated September 18, 1998 reporting consummation of the merger of Fulton Financial Corporation and Ambassador Bank of the Commonwealth.

              5. Form 8-K dated November 20, 1998 reporting 30 days of post-merger combined operations of Fulton Financial Corporation and Ambassador Bank of the Commonwealth.

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

                                             FULTON FINANCIAL CORPORATION
                                             (Registrant)



Dated:  March 16, 1999                       By: /s/ Rufus A. Fulton, Jr.
                                                 ------------------------
                                                     Rufus A. Fulton, Jr.,
                                                     President and Chief
                                                     Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                          Capacity                      Date
---------                          --------                      ----

/s/Jeffrey G. Albertson            Director                      March 16, 1999
---------------------------------
   Jeffrey G. Albertson


/s/James P. Argires, M.D           Director                      March 16, 1999
---------------------------------
   James P. Argires, M.D


                                   Director                      March 16, 1999
---------------------------------
   Donald M. Bowman, Jr.


/s/Thomas D. Caldwell, Jr., Esq.   Director                      March 16, 1999
---------------------------------
   Thomas D. Caldwell, Jr., Esq.


/s/Beth Ann L. Chivinski           Senior Vice President         March 16, 1999
---------------------------------
   Beth Ann L. Chivinski           and Controller
                                   Principal Accounting Officer)

/s/Harold D. Chubb                 Director                      March 16, 1999
---------------------------------
   Harold D. Chubb


/s/William H. Clark, Jr.           Director                      March 16, 1999
---------------------------------
   William H. Clark, Jr.

Signature                          Capacity                      Date
---------                          --------                      ----


/s/ Martin D. Cohen, Esq.          Director                      March 16, 1999
---------------------------------
    Martin D. Cohen,  Esq.


/s/ Frederick B. Fichthorn         Director                      March 16, 1999
---------------------------------
    Frederick B. Fichthorn


/s/ Patrick J. Freer               Director                      March 16, 1999
---------------------------------
    Patrick J. Freer


/s/ Rufus A. Fulton, Jr.           Chairman, President, Chief    March 16, 1999
---------------------------------
    Rufus A. Fulton, Jr.           Executive Officer and Director
                                   (Principal Executive Officer)

/s/ Eugene H. Gardner              Director                      March 16, 1999
---------------------------------
    Eugene H. Gardner


                                   Director                      March 16, 1999
---------------------------------
    Robert D. Garner


/s/ Daniel M. Heisey               Director                      March 16, 1999
---------------------------------
    Daniel M. Heisey


                                   Director                      March 16, 1999
---------------------------------
    Charles V. Henry III, Esq.


/s/ J. Robert Hess                 Director                      March 16, 1999
---------------------------------
    J. Robert Hess


/s/ Carolyn R. Holleran            Director                      March 16, 1999
---------------------------------
    Carolyn R. Holleran


/s/ Clyde W. Horst                 Director                      March 16, 1999
---------------------------------
    Clyde W. Horst


/s/ Samuel H. Jones, Jr.           Director                      March 16, 1999
---------------------------------
    Samuel H. Jones, Jr.

Signature                          Capacity                      Date
---------                          --------                      ----

                                   Director                      March 16, 1999
---------------------------------
     Donald W. Lesher, Jr.


/s/ Bernard J. Metz, Sr.           Director                      March 16, 1999
---------------------------------
    Bernard J. Metz, Sr.


/s/ Charles J. Nugent              Executive Vice President and  March 16, 1999
---------------------------------  Chief Financial Officer
    Charles J. Nugent.             (Principal Financial Officer)


/s/ Arthur M. Peters, Jr., Esq.    Director                      March 16, 1999
---------------------------------
    Arthur M. Peters, Jr., Esq.


                                   Director                      March 16, 1999
---------------------------------
    Stuart H. Raub, Jr.


/s/ William E. Rusling             Director                      March 16, 1999
---------------------------------
    William E. Rusling


/s/ Mary Ann Russell               Director                      March 16, 1999
---------------------------------
    Mary Ann Russell


/s/ John O. Shirk, Esq.            Director                      March 16, 1999
---------------------------------
    John O. Shirk, Esq.


                                   Director                      March 16, 1999
---------------------------------
    James K. Sperry


/s/ Kenneth G. Stoudt              Director                      March 16, 1999
---------------------------------
    Kenneth G. Stoudt

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