Form 10-Q
period 1999-03-31
FULTON FINANCIAL CORP
filed 1999-05-13
CIK 700564

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20459
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended    March 31, 1999, or
                                      -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to _____________


                         Commission File No.  0-10587
                                              -------


                          FULTON FINANCIAL CORPORATION
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

            PENNSYLVANIA                                    23-2195389
   --------------------------------                     -------------------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                       Identification No.)

One Penn Square, P.O. Box 4887 Lancaster, Pennsylvania        17604
------------------------------------------------------     ----------
(Address of principal executive offices)                   (Zip Code)

                                (717) 291-2411
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

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

     Common Stock, $2.50 Par Value - 69,208,549 shares outstanding as of April
     -------------------------------------------------------------------------
30, 1999.
--------

                 FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
                FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999


                                     INDEX
                                     -----

Description                                                                Page
-----------                                                                ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

(a)  Consolidated Balance Sheets -
     March 31, 1999 and December 31, 1998.................................    3

(b)  Consolidated Statements of Income -
     Three months ended March 31, 1999 and 1998...........................    4

(c)  Consolidated Statements of Shareholders' Equity -
     Three months ended March 31, 1999 and 1998...........................    5

(d)  Consolidated Statements of Cash Flows -
     Three months ended March 31, 1999 and 1998...........................    6

(e)  Notes to Consolidated Financial Statements - March 31, 1999..........    7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.....................   10

Item 3. Quantitative and Qualitative Disclosures about Market Risk........   17


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..................................   20


SIGNATURES................................................................   21

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                                                           MARCH 31          December 31
                                                                                             1999                1998
                                                                                       -------------------------------------
ASSETS
----------------------------------------------------------------------------------------------------------------------------
Cash and due from banks...............................................................   $    225,586        $    247,558
Interest-bearing deposits with other banks............................................          5,090               2,975
Mortgage loans held for sale..........................................................          9,328               7,987
Investment securities:
     Held to maturity (Fair value: $139,341 in 1999 and $177,939 in 1998).............        138,182             176,623
     Available for sale...............................................................      1,204,742           1,206,121

Loans.................................................................................      4,059,655           4,040,455
      Less: Allowance for loan losses.................................................        (58,440)            (57,415)
               Unearned income........................................................         (9,646)            (10,064)
                                                                                         ------------        ------------
                         Net Loans....................................................      3,991,569           3,972,976
                                                                                         ------------        ------------

Premises and equipment................................................................         75,941              75,715
Accrued interest receivable...........................................................         33,897              34,942
Other assets..........................................................................        102,246             113,766
                                                                                         ------------        ------------

                         Total Assets.................................................   $  5,786,581        $  5,838,663
                                                                                         ============        ============
LIABILITIES
----------------------------------------------------------------------------------------------------------------------------
Deposits:
     Noninterest-bearing..............................................................   $    706,152        $    759,585
     Interest-bearing.................................................................      3,802,271           3,833,384
                                                                                         ------------        ------------
                         Total Deposits...............................................      4,508,423           4,592,969
                                                                                         ------------        ------------
Short-term borrowings:
     Securities sold under agreements to repurchase...................................        229,981             212,225
     Federal funds purchased..........................................................         19,840              19,521
     Demand notes of U.S. Treasury....................................................          5,186               3,839
                                                                                         ------------        ------------
                         Total Short-Term Borrowings..................................        255,007             235,585
                                                                                         ------------        ------------
Accrued interest payable..............................................................         34,229              34,255
Other liabilities.....................................................................         74,547              71,502
Long-term debt........................................................................        295,826             296,018
                                                                                         ------------        ------------
                         Total Liabilities............................................      5,168,032           5,230,329
                                                                                         ------------        ------------
SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------
Common stock ($2.50 par)
     Shares:   Authorized 400,000,000
               Issued 69,360,146 (69,360,146 in 1998)
               Outstanding 69,198,686 (69,185,120 in 1998)............................        173,365             157,638
Capital surplus.......................................................................        408,461             293,897
Retained earnings.....................................................................         19,925             136,668
Accumulated other comprehensive income................................................         20,156              23,619
Treasury stock, at cost (161,460 shares in 1999 and 175,026 shares in 1998)...........         (3,358)             (3,488)
                                                                                         ------------        ------------
                         Total Shareholders' Equity...................................        618,549             608,334
                                                                                         ------------        ------------
                         Total Liabilities and Shareholders' Equity...................   $  5,786,581        $  5,838,663
                                                                                         ============        ============
----------------------------------------------------------------------------------------------------------------------------

  See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31
                                                                      -------------------------------
                                                                           1999             1998
                                                                      -------------------------------
INTEREST INCOME
-----------------------------------------------------------------------------------------------------

Loans, including fees..............................................   $    82,280         $   84,245
Investment securities:
   Taxable.........................................................        16,219             13,708
   Tax-exempt......................................................         1,792                892
   Dividends.......................................................           993                844
Federal funds sold.................................................            37                225
Interest-bearing deposits with other banks.........................            29                 70
                                                                      -----------         ----------
               Total Interest Income...............................       101,350             99,984

INTEREST EXPENSE
-----------------------------------------------------------------------------------------------------

Deposits...........................................................        36,030             39,752
Short-term borrowings..............................................         2,870              2,270
Long-term debt.....................................................         3,782              1,251
                                                                      -----------         ----------
               Total Interest Expense..............................        42,682             43,273
                                                                      -----------         ----------
               Net Interest Income.................................        58,668             56,711
PROVISION FOR LOAN LOSSES..........................................         1,967              1,611
                                                                      -----------         ----------
               Net Interest Income After
                 Provision for Loan Losses.........................        56,701             55,100
                                                                      -----------         ----------
OTHER INCOME
-----------------------------------------------------------------------------------------------------
Investment management and trust services...........................         3,417              3,037
Service charges on deposit accounts................................         4,770              4,359
Other service charges and fees.....................................         3,069              2,702
Mortgage banking income............................................         1,283              1,156
Investment securities gains........................................         3,057              3,382
                                                                      -----------         ----------
               Total Other Income..................................        15,596             14,636

OTHER EXPENSES
-----------------------------------------------------------------------------------------------------
Salaries and employee benefits.....................................        21,362             20,968
Net occupancy expense..............................................         3,275              3,138
Equipment expense..................................................         2,293              2,428
Special services...................................................         2,880              2,285
Other..............................................................         9,213             10,180
                                                                      -----------         ----------
               Total Other Expenses................................        39,023             38,999
                                                                      -----------         ----------

               Income Before Income Taxes..........................        33,274             30,737
INCOME TAXES.......................................................         9,747              9,564
                                                                      -----------         ----------
               Net Income..........................................   $    23,527         $   21,173
                                                                      ===========         ==========
-----------------------------------------------------------------------------------------------------
PER-SHARE DATA:
Net income (basic).................................................   $      0.34         $     0.31
Net income (diluted)...............................................   $      0.34         $     0.30
Cash dividends.....................................................   $     0.136         $    0.125
-----------------------------------------------------------------------------------------------------

  See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                                                                ACCUMULATED
                                                                                                                   OTHER
                                                                                                                 COMPREHEN-
                                                                    COMMON          CAPITAL       RETAINED          SIVE
(DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)                        STOCK          SURPLUS       EARNINGS         INCOME
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998.....................................  $  157,638     $ 293,897      $ 136,668      $   23,619
Comprehensive income:
  Net income.....................................................                                   23,527
  Other - unrealized loss on securities (net of $1.9 million
          tax benefit)...........................................                                                   (3,463)

     Total comprehensive income..................................


Stock dividends declared - 10% (6,290,826 shares)................      15,727       115,122       (130,849)
Stock issued (53,266 shares of treasury stock)...................                      (558)
Acquisition of treasury stock (39,700 shares)....................
Cash dividends - $0.136 per share................................                                   (9,421)

                                                                   --------------------------------------------------------
Balance at March 31, 1999........................................  $  173,365     $ 408,461      $  19,925      $   20,156
                                                                   ========================================================

Balance at December 31, 1997.....................................  $  126,497     $ 326,402      $  84,634      $   28,257
Comprehensive income:
  Net income.....................................................                                   21,173
  Other - unrealized gain on securities (net of $1.5 million
         tax expense)............................................                                                    2,783

     Total comprehensive income..................................


Stock issued (114,645 shares, including 67,194 shares of
  treasury stock)................................................         114          (464)
Acquisition of treasury stock (48,813 shares)....................
Cash dividends - $0.125 per share................................                                   (8,574)
                                                                   --------------------------------------------------------

Balance at March 31, 1998........................................  $  126,611     $ 325,938      $  97,233      $   31,040
                                                                   ========================================================

                                                                    TREASURY
(DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)                        STOCK         TOTAL
--------------------------------------------------------------------------------------------
Balance at December 31, 1998.....................................  $ (3,488)     $  608,334
Comprehensive income:
  Net income.....................................................                    23,527
  Other - unrealized loss on securities (net of $1.9 million
          tax benefit)...........................................                    (3,463)
                                                                                 -----------
     Total comprehensive income..................................                    20,064
                                                                                 -----------

Stock dividends declared - 10% (6,290,826 shares)................                         -
Stock issued (53,266 shares of treasury stock)...................       910             352
Acquisition of treasury stock (39,700 shares)....................      (780)           (780)
Cash dividends - $0.136 per share................................                    (9,421)
                                                                   -------------------------

Balance at March 31, 1999........................................  $ (3,358)     $  618,549
                                                                   =========================

Balance at December 31, 1997.....................................  $ (1,299)     $  564,491
Comprehensive income:
  Net income.....................................................                    21,173
  Other - unrealized gain on securities (net of $1.5 million
         tax expense)............................................                     2,783
                                                                                 -----------
     Total comprehensive income..................................                    23,956
                                                                                 -----------

Stock issued (114,645 shares, including 67,194 shares of
  treasury stock)................................................     1,442           1,092
Acquisition of treasury stock (48,813 shares)....................    (1,112)         (1,112)
Cash dividends - $0.125 per share................................                    (8,574)
                                                                   -------------------------

Balance at March 31, 1998........................................  $   (969)     $  579,853
                                                                   =========================
--------------------------------------------------------------------------------------------

  See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31
                                                                                         ------------------------------
                                                                                             1999              1998
                                                                                         ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income...........................................................................  $   23,527         $   21,173

  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses..........................................................       1,967              1,611
    Depreciation and amortization of premises and equipment............................       2,383              2,332
    Net amortization of investment security premiums...................................         405                 59
    Investment security gains..........................................................      (3,057)            (3,382)
    Net increase in mortgage loans held for sale.......................................      (1,341)            (3,027)
    Amortization of intangible assets..................................................         325                395
    Decrease (increase) in accrued interest receivable.................................       1,045             (1,405)
    Decrease in other assets...........................................................      12,784             12,325
    (Decrease) increase in accrued interest payable....................................         (26)             2,390
    Increase (decrease) in other liabilities...........................................       7,273             (1,938)
                                                                                         ----------         ----------
       Total  adjustments..............................................................      21,758              9,360
                                                                                         ----------         ----------
       Net cash provided by operating activities.......................................      45,285             30,533
                                                                                         ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale.................................       7,070              7,844
  Proceeds from maturities of securities held to maturity..............................      38,524             55,266
  Proceeds from maturities of securities available for sale............................      73,018             47,899
  Purchase of securities held to maturity..............................................        (121)            (5,338)
  Purchase of securities available for sale............................................     (85,307)          (120,418)
  Increase in short-term investments...................................................      (2,115)           (58,570)
  Net (increase) decrease in loans.....................................................     (20,560)            20,990
  Purchase of premises and equipment...................................................      (2,609)            (3,074)
                                                                                         ----------         ----------
       Net cash provided by (used in) investing activities.............................       7,900            (55,401)
                                                                                         ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in demand and savings deposits...............................     (70,551)             7,751
  Net (decrease) increase in time deposits.............................................     (13,995)             7,902
  (Decrease) increase in long-term debt................................................        (192)            84,018
  Increase (decrease) in short-term borrowings.........................................      19,422            (56,598)
  Dividends paid.......................................................................      (9,413)            (8,574)
  Net proceeds from issuance of common stock...........................................         352              1,092
  Acquisition of treasury stock........................................................        (780)            (1,112)
                                                                                         ----------         ----------
       Net cash (used in) provided by financing activities.............................     (75,157)            34,479
                                                                                         ----------         ----------

  NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS...................................     (21,972)             9,611
  CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD.......................................     247,558            208,289
                                                                                         ----------         ----------
  CASH AND DUE FROM BANKS AT END OF PERIOD.............................................  $  225,586         $  217,900
                                                                                         ==========         ==========
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest...........................................................................  $   42,708         $   40,883
    Income taxes.......................................................................           -                500
-----------------------------------------------------------------------------------------------------------------------

   See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE B - 10% STOCK DIVIDEND

The Corporation declared a 10% stock dividend on April 20, 1999 which will be paid on June 1, 1999 to shareholders of record on May 10, 1999. All share and per-share information has been restated to reflect the effect of this stock dividend. In addition, shareholders' equity accounts have been adjusted to reflect the impact of the dividend, assuming 62,908,000 shares are outstanding on the payment date.

NOTE C - NET INCOME PER SHARE

Statement of Financial Accounting Standards No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. The Corporation's basic net income per share is calculated as net income divided by the weighted average number of shares outstanding. For diluted net income per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation's common stock equivalents consist solely of outstanding stock options.

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows (in thousands):

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31
                                                                   -----------------------
                                                                     1999          1998
                                                                     ----          ----
               Weighted average shares outstanding (basic).......     69,170        68,822
               Impact of common stock equivalents................        406         1,041
                                                                   ---------       -------
               Weighted average shares outstanding (diluted).....     69,576        69,863
                                                                   =========       =======

NOTE D - MERGERS AND ACQUISITIONS

Ambassador Bank of the Commonwealth. - On September 11, 1998, the Corporation completed its acquisition of Ambassador Bank of the Commonwealth (Ambassador), a $275 million bank located in Allentown, Pennsylvania. As provided under the terms of the merger agreement, each of the 1.9 million shares of Ambassador's common stock were exchanged for 1.54 shares of the Corporation's common stock. In addition, the 417,000 options and warrants to acquire Ambassador stock were exchanged for approximately 450,000 shares of the Corporation's common stock. The Corporation issued approximately 3.4 million shares of its common stock in connection with the merger, which was accounted for as a pooling of interests. As a result of the acquisition, Ambassador was merged with and into Lafayette Bank, one of the Corporation's existing affiliate banks, which thereupon changed its name to "Lafayette Ambassador Bank."

Keystone Heritage Group, Inc. - On March 27, 1998, the Corporation completed its acquisition of Keystone Heritage Group, Inc. (Keystone Heritage), a $650 million bank holding company located in Lebanon, Pennsylvania. As provided under the terms of the merger agreement, each of the approximately 4.0 million shares of Keystone Heritage's common stock was exchanged for 2.517 shares of the Corporation's common stock. In addition, each of the 70,000 options to acquire Keystone Heritage stock was converted to options to acquire the Corporation's stock. The Corporation issued 10.0 million shares of its common stock in connection with the merger, which was accounted for as a pooling of interests.

In order to effect the acquisition, Keystone Heritage was merged with and into the Corporation. Its sole banking subsidiary, Lebanon Valley National Bank (Lebanon Valley), was merged with and into Farmers Trust Bank, one of the Corporation's existing affiliate banks, which changed its name to "Lebanon Valley Farmers Bank." Lebanon Valley's deposits, loans and branches located in Lancaster and Dauphin Counties were transferred by Lebanon Valley Farmers Bank to Fulton Bank, the Corporation's Lancaster-based affiliate bank, immediately after the merger was completed.

NOTE E - NEW ACCOUNTING STANDARDS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and for Hedging Activities" (Statement 133), was issued in July, 1998. Statement 133 replaces existing accounting practices with a single, integrated accounting framework for derivatives and hedging activities. Under Statement 133, every derivative is recorded in the balance sheet as either an asset or liability measured at its fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective for years beginning after June 15, 1999. The Corporation does not expect the adoption of Statement 133 to have a material impact on its balance sheet or net income.

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

The following table summarizes the reclassification adjustment for realized security gains (net of taxes) for each of the indicated periods:

                                                                         1999            1998
                                                                         ----            ----
                                                                            (in thousands)
     Unrealized holding (losses) gains arising during period.......  $   (1,476)      $   4,981
     Less: reclassification adjustment for gains included
         in net income.............................................       1,987           2,198
                                                                     ----------       ---------
     Net unrealized (losses) gains on securities...................  $   (3,463)      $   2,783
                                                                     ==========       =========

NOTE F - SUBSEQUENT EVENTS

On June 20, 1989, the Board of Directors of the Corporation declared a dividend of one common share purchase right (Original Rights) for each outstanding share of common stock, par value $2.50 per share of the Corporation. The dividend was paid to the shareholders of record as of the close of business on July 6, 1989. On April 27, 1999, the Board of Directors approved an amendment to the Original Rights and the agreement. The significant terms of the amendment included extending expiration date from June 20, 1999 to April 27, 2009 and resetting the purchase price to $90.00 per share.

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

The Corporation has made, and may continue to make, certain forward-looking statements with respect to its management of net interest income and margin, allowance and provision for loan losses and its progress in addressing Year 2000 issues. The Corporation cautions that these forward-looking statements are subject to various assumptions, risks and uncertainties. Because of the possibility of changes in these assumptions, risks and uncertainties, actual results could differ materially from forward-looking statements.

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

MERGER AND ACQUISITIONS
-----------------------

Ambassador Bank of the Commonwealth. - On September 11, 1998, the Corporation completed its acquisition of Ambassador Bank of the Commonwealth (Ambassador), a $275 million bank located in Allentown, Pennsylvania. As provided under the terms of the merger agreement, each of the 1.9 million shares of Ambassador's common stock were exchanged for 1.54 shares of the Corporation's common stock. In addition, the 417,000 options and warrants to acquire Ambassador stock were exchanged for approximately 450,000 shares of the Corporation's common stock. The Corporation issued approximately 3.4 million shares of its common stock in connection with the merger, which was accounted for as a pooling of interests. As a result of the acquisition, Ambassador was merged with and into Lafayette Bank, one of the Corporation's existing affiliate banks, which thereupon changed its name to "Lafayette Ambassador Bank."

Keystone Heritage Group, Inc. - On March 27, 1998, the Corporation completed its acquisition of Keystone Heritage Group, Inc. (Keystone Heritage), a $650 million bank holding company located in Lebanon, Pennsylvania. As provided under the terms of the merger agreement, each of the approximately 4.0 million shares of Keystone Heritage's common stock was exchanged for 2.517 shares of the Corporation's common stock. In addition, each of the 70,000 options to acquire Keystone Heritage stock was converted to options to acquire the Corporation's stock. The Corporation issued 10.0 million shares of its common stock in connection with the merger, which was accounted for as a pooling of interests.

In order to effect the acquisition, Keystone Heritage was merged with and into the Corporation. Its sole banking subsidiary, Lebanon Valley National Bank (Lebanon Valley), was merged with and into Farmers Trust Bank, one of the Corporation's existing affiliate banks, which changed its name to "Lebanon Valley Farmers Bank." Lebanon Valley's deposits, loans and branches located in Lancaster and Dauphin Counties were transferred by Lebanon Valley Farmers Bank to Fulton Bank, the Corporation's Lancaster-based affiliate bank, immediately after the merger was completed.

RESULTS OF OPERATIONS
---------------------

Quarter ended  March 31, 1999 versus Quarter ended  March 31, 1998
------------------------------------------------------------------

Fulton Financial Corporation's net income for the first quarter of 1999 increased $2.4 million, or 11.1%, in comparison to net income for the first quarter of 1998. Diluted net income per share increased $0.04, or 13.3%, compared to 1998. First quarter net income of $23.5 million, or $0.34 per share (basic and diluted), represented a return on average assets (ROA) of 1.66% and a return on average equity (ROE) of 15.62%. This compares to 1998 net income of $21.2 million, or $0.31 per share (basic) and $0.30 per share (diluted) (1.60% ROA and 15.06% ROE). Excluding the impact of unrealized gains on investment securities, return on average equity was 16.25% in 1999 and 15.85% in 1998.

The increase in net income in 1999 was a result of continued growth of the Corporation's core banking business, as shown by increases in both net interest income and non-interest income. The Corporation's expense levels also remained flat in comparison to prior year.

Net Interest Income
-------------------

Net interest income increased $2.0 million, or 3.5%, for the quarter. Overall, this increase was a result of growth in the Corporation's balance sheet, offset by declines in interest rates. The following tables summarize the components of the increase in net interest income as well as the changes in average balances of interest-earning assets and interest-bearing liabilities from the first quarter of 1998 to the first quarter of 1999 and the average interest rates thereon. All dollar amounts are in thousands.

                                     THREE MONTHS ENDED MARCH 31                  CHANGE
                                   -------------------------------   --------------------------------
                                      1999                1998          DOLLAR             PERCENT
                                  -----------         -----------    -----------        -------------
Interest income.................  $   101,350         $    99,984    $     1,366             1.4%
Interest expense................       42,682              43,273           (591)           (1.4%)
                                  -----------         -----------    -----------        ------------
Net interest income.............  $    58,668         $    56,711    $     1,957              3.5%
                                  ===========         ===========    ===========        ===========
                                                        THREE MONTHS ENDED MARCH 31
                                                    -----------------------------------   ---------------
                                                        1999                   1998           % CHANGE
                                                    -------------          ------------   ---------------
Average interest-earning assets....................  $  5,362,577            4,998,954          7.3%
Yield on earning assets............................          7.66%                8.11%        (5.5%)

Average interest-bearing liabilities...............  $  4,364,970          $ 4,071,187          7.2%
Cost of interest-bearing liabilities...............          3.97%                4.31%        (7.9%)

Net interest margin (fully taxable equivalent).....          4.56%                4.70%        (3.0%)

The 7.3% increase in average earning assets accounted for an interest income increase of approximately $7.3 million. However, this was offset by a $5.9 million reduction due to the 45 basis point decline in yield. Overall yields on earning assets declined from the first quarter of 1998 to the first quarter of 1999 as a result of several factors. First, interest rates in general declined as evidenced by the decrease in the Fulton Bank prime lending rate from 8.50% in 1998 to 7.75% in 1999. Second, the mix of earning assets changed from 79% loans and 21% investments in 1998 to 75% loans and 25% investments in 1999. In general, the yields on investments are lower.

The Corporation's average loan portfolio grew by approximately $74 million, or 1.9%, mainly in commercial mortgages ($120 million or 12.4% increase). Overall loan growth has been negatively impacted by the relatively low interest rate environment as borrowers have been refinancing residential mortgage loans to fixed rates. These loans are generally sold by the Corporation to reduce its interest rate risk. As a result, residential mortgages decreased $46 million or 5.1% from 1998 to 1999. The majority of the growth in earning assets was realized in investment securities which increased $296 million, or 28.0%.

The 7.2% increase in average interest-bearing liabilities resulted in a $3.1 million increase in interest expense. This was offset by a $3.7 million decrease in interest expense as a result of a 34 basis point decrease in the overall cost of interest-bearing liabilities. The majority of the increase in interest-bearing liabilities occurred in long-term debt, which grew $208 million or 237%, as the Corporation borrowed from the Federal Home Loan Bank to take advantage of lower fixed interest rates.

Due to the decline in interest rates, the shift in the mix of earning assets, and the increase in long-term debt, the Corporation's net interest margin decreased 14 basis points, from 4.70% in 1998 to 4.56% in 1999. The financial services industry has become increasingly competitive in recent years. Competition for loans has resulted in downward pressure on yields and competition for deposits has resulted in upward pressure on rates. In the future, the ability to maintain the net interest margin while growing the balance sheet will continue to be a challenge for the Corporation. Management believes, however, that the Corporation has an effective asset/liability management function. See "Liquidity and Interest Rate Risk."

Provision and Allowance for Loan Losses
---------------------------------------

The following table summarizes loans outstanding (including unearned income) as of the dates shown:

                                                           MARCH 31        December 31
                                                             1999             1998
                                                         ------------    ---------------
                                                                  (in thousands)
          Commercial, financial and agricultural.......  $   589,046     $    559,517
          Real estate - construction...................      132,061          130,051
          Real estate - mortgage.......................    2,600,769        2,596,364
          Consumer.....................................      676,969          698,323
          Leasing and other............................       60,810           56,200
                                                         -----------     ------------
             Totals....................................  $ 4,059,655     $  4,040,455
                                                         ===========     ============

The following table summarizes the activity in the Corporation's allowance for loan losses:

                                                                  Three Months Ended March 31
                                                                --------------------------------
                                                                     1999              1998
                                                                --------------   ---------------
                                                                    (dollars in thousands)
   ............................................................
Loans outstanding at end of period (net of unearned)...........  $  4,050,009    $  3,939,564
                                                                 ============    ============
Daily average balance of loans and leases......................  $  4,040,545    $  3,966,607
                                                                 ============    ============
Balance of allowance for loan losses
   at beginning of period......................................  $     57,415    $     57,557

Loans charged-off:
   Commercial, financial and agricultural......................           624             399
   Real estate - mortgage......................................           157             245
   Consumer....................................................         1,403             978
   Leasing and other...........................................            17              27
                                                                 ------------    ------------
   Total loans charged-off.....................................         2,201           1,649
                                                                 ------------    ------------
Recoveries of loans previously charged-off:
   Commercial, financial and agricultural......................           560             166
   Real estate - mortgage......................................           284              61
   Consumer....................................................           415             331
   Leasing and other...........................................             -               1
                                                                 ------------    ------------
   Total recoveries............................................         1,259             559
                                                                 ------------    ------------

Net loans charged-off..........................................           942           1,090

Provision for loan losses......................................         1,967           1,611
                                                                 ------------    ------------
Balance at end of period.......................................  $     58,440    $     58,078
                                                                 ============    =============
Net charge-offs to average loans (annualized)..................          0.09%           0.11%
                                                                 ============    =============
Allowance for loan losses to loans outstanding.................          1.44%           1.47%
                                                                 ============    =============

The following table summarizes the Corporation's non-performing assets as of the periods shown:

                                                       MARCH 31              DEC. 31             MARCH 31
   (Dollars in thousands)                                1999                 1998                 1998
                                                    --------------       --------------       -------------
   Nonaccrual loans...............................  $       18,149       $       19,281       $       20,707
   Loans 90 days past due and accruing............          11,009               11,109                8,950
   Other real estate owned (OREO).................           1,478                1,420                1,949
                                                    --------------       --------------       --------------
   Total non-performing assets....................  $       30,636       $       31,810       $       31,606
                                                    ==============       ==============       ==============

   Non-performing loans/Total loans...............            0.72%                0.75%                0.75%
   Non-performing assets/Total assets.............            0.53%                0.54%                0.58%
   Non-performing assets/Gross loans and OREO.....            0.76%                0.81%                0.80%

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

For the first quarter of 1999, net charge-offs totaled $942,000, or 0.09%, of average loans on an annualized basis. This compares to $1.1 million, or 0.11%, for the first quarter of 1998 and 0.14% for all of 1998. Non-performing loans to total loans were 0.72% at March 31, 1999 as compared to 0.75% at both December 31, 1998 and March 31, 1998.

Although there were slight improvements in the loan quality measures described above, the provision for loan losses increased $356,000 or 22.1% in comparison to the first quarter of 1998. This increase was due to several factors. First, the $942,000 in charge-offs for the first quarter includes four commercial recoveries totaling approximately $300,000. Excluding these items, which are not considered to be indicative of the Corporation's normal recovery history, annualized net charge-offs to average loans would be 0.12%.

Second, since focusing on indirect lending as a loan growth strategy over the last few years, the Corporation's consumer charge-offs have continued to grow. In the first quarter of 1998, consumer charge-offs were 59% of total net charge-offs, or 0.39% of average consumer loans on an annualized basis. For the first quarter of 1999, consumer charge-offs accounted for 79% of the total (as adjusted for the $300,000 in commercial charge-offs discussed in the preceding paragraph) or 0.66% of total consumer loans. Although the growth in consumer loans has slowed significantly as a result of rate competition, much of the remaining portfolio consists of loans originated in the past three years. These loans are believed to include additional losses consistent with recent charge-off history.

The Corporation's periodic loan portfolio review and allowance calculation resulted in an unallocated allowance for loan losses of 32% at March 31, 1999 and 30% at December 31, 1998. This fairly stable unallocated level supports the provision for loan losses for the quarter and the balance of the allowance for loan losses as of March 31, 1999. Management believes that the allowance balance of $58.4 million is sufficient to cover losses incurred in the loan portfolio and appropriate based on applicable accounting standards.

Other Income
------------

Other income for the quarter ended March 31, 1999 was $15.6 million. This was an increase of $960,000 or 6.6% over the comparable period in 1998. Excluding investment security gains, which decreased from $3.4 million in 1998 to $3.1 million in 1999, other income increased $1.3 million or 11.4%. Increases were realized in all major categories of other income. Investment management and trust services income increased $380,000, or 12.5%, due to the introduction of new trust products and services, such as investment brokerage services, and continued emphasis on the Corporation's traditional trust services. Service charges on deposit accounts increased $411,000, or 9.4%, as a result of the $132 million or 6.1% growth in average savings and demand deposit accounts which generate the majority of service charges.

Other service charges and fees increased $367,000, or 13.6%, as a result of higher debit card revenue ($134,000, or 40.0% increase), and other special fee revenue. Mortgage banking income increased $127,000, or 11.0%, as relatively low interest rates continued to support higher than normal refinance volumes.

Other Expenses
--------------

Total other expenses for the first quarter of 1999 of $39.0 million showed an increase of only $24,000 or 0.1% over 1998. This small increase was attributable to expense management efforts in 1999 as well as certain non-recurring items in 1998. In 1998, the Corporation incurred $895,000 in professional fee expenses related to its acquisition of Keystone Heritage Group, Inc. Excluding these expenses, the increase in total other expenses was moderate at $919,000, or 2.4%.

Salaries and employee benefits increased $394,000, or 1.9%, in comparison to the first quarter of 1998. Salaries expense decreased slightly ($43,000, or 0.2%), reflecting the absorption of employees from Keystone Heritage and Ambassador into the Corporation over the past year. Employee benefits expense increased $437,000, or 12.8%, mainly due to increased medical insurance costs.

Net occupancy expense increased $137,000, or 4.4%, due to growth. Equipment expense decreased $135,000, or 5.6%, and special services expense, which represents the cost of data processing, increased $595,000, or 26.0%. The decrease in equipment expense and the increase in special services reflect the conversion of Lebanon Valley to the Corporation's outside data processing servicer upon merging with the Corporation in March, 1998. Prior to the merger, Lebanon Valley's core data processing function was in-house, using bank-owned equipment, software and personnel. Subsequent to the merger, Lebanon Valley was added to the Corporation's organization-wide third party data processing system.

Other expenses decreased $967,000, or 9.5%, in 1999 to $9.0 million, as compared to $10.0 million for the same period in 1998. This decrease was mainly due to the merger related professional fees discussed above.

Income Taxes
------------

Income tax expense for the quarter was $9.7 million as compared to $9.6 million for the comparable period in 1998, a $183,000 or 1.9% increase. The effective tax rate was 29.3% for 1999 and 31.1% in 1998. The 1998 effective rate was higher due to the impact of the non-deductible merger-related expenses incurred in 1998. In addition, federal tax credits from the Corporation's investments in qualifying low income housing projects increased to $1.5 million in 1999 from $1.3 million in 1998. Adjusting for these factors, the 1998 effective tax rate would have been 29.4%.

FINANCIAL CONDITION
-------------------

At March 31, 1999, the Corporation had total assets of $5.8 billion, reflecting a decrease of $52.1 million, or 0.9%, from December 31, 1998.


During the first quarter of 1999, the decrease in assets was generally a function of lower funding levels. Non-interest bearing deposits decreased $53.4 million, or 7.0%, and interest-bearing deposits decreased $31.1 million or 0.8%. However, with net loans increasing only $19.6 million or 0.5% as a result of competition and residential mortgage run-off (see "Net Interest Income"), the Corporation did not have to replace these all of these lost funds with higher-cost alternatives. Short-term borrowings increased only $19.4 million or 8.2%. In addition, cash balances decreased by $22.0 million and funds from maturities of investment securities held to maturity, totaling $38.5 million, were not reinvested.

Capital Resources
-----------------

Shareholders' equity increased $10.2 million or 1.7% during the first three months of 1999. This increase was a result of net income for the quarter, offset by cash dividends paid to shareholders. As of March 31, 1999, retained earnings was reduced by the value of stock to be issued for the 10% stock dividend to be paid on June 1, 1999. Common stock and capital surplus were adjusted accordingly.

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

As of March 31, 1999, the Corporation and each of its subsidiaries met the minimum capital requirements. In addition, the Corporation and each of its subsidiaries' capital ratios exceeded the amounts required to be considered "well-capitalized" as defined in the regulations.

The Corporation's total and Tier I risk-based capital ratios have placed the Corporation in the top half of its self-defined peer group over the past year. The Corporation's ratio of Tier I capital to average assets, however, has placed it in the top quartile in comparison to its peers.

On April 27, 1999, the Board of Directors approved a plan to repurchase up to 770,000 shares of the Corporation's common stock through March 31, 2000. Treasury stock acquired under this plan will be used for the Corporation's Employee Stock Purchase Plan, Incentive Stock Option Plan and other benefit plans. Through March 31, 1999, 266,630 shares had been repurchased under a previous plan which expired on March 31, 1999.

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

In 1997, the Corporation formed committees at each subsidiary bank and at the Corporation to identify, evaluate and manage the risks related to the Year 2000 Problem. A comprehensive plan adopted by the Board of Directors of the Corporation established a five step process - awareness, assessment, renovation, validation and implementation - to address the Year 2000 Problem. The plan established priorities for addressing the Year 2000 Problem, with systems classified as being most mission critical receiving the highest priority treatment. The primary focus of the plan is on assuring that information technology systems will be operable, but it also addresses non-information technology issues such as embedded technology in security and other systems.

Federal bank regulatory agencies have issued Year 2000 project guidelines for financial institutions and have conducted examinations of the Corporation and its banks on the Corporation's plans to address the Year 2000 Problem. The Corporation has used such guidance to establish Year 2000 work tasks for each phase.

The awareness and assessment phases of the plan have been completed. The renovation of all mission critical systems, including third party systems, is substantially complete. The Corporation is currently in the validation and implementation phases for its mission critical systems, which will be substantially complete by June 30, 1999. The Corporation is also in the process of completing business contingency plans for all critical processes within the organization. These plans will be substantially complete by June 30, 1999. During the last half of 1999, the Corporation will re-inspect all processes, beginning with the most critical, for continual assurance that contingency planning adequately addresses potential disruptions. In addition, the Corporation will validate its documented business contingency plans.

Since the beginning of the Corporation's Year 2000 efforts, the Corporation has incurred approximately $1.1 million in expenses related to the Year 2000. In addition, capital expenditures to replace non-compliant hardware, software and other equipment have totaled approximately $3.0 million. Through 1999, the Corporation anticipates incurring an additional $1.5 million in expenses and $2.7 million in capital expenditures.

While these costs are related to the Year 2000 Problem, many also represent significant improvements to the technology infrastructure for Fulton Financial Corporation and its bank subsidiaries. Improvements at Fulton Bank include finishing migration to a new branch automation solution and completing the wide area telecommunications network for both branch and security communication.

Since third-party service providers perform most major data processing functions of the Corporation, the Corporation does not anticipate that it will incur any material costs to address the Year 2000 Problem other than those discussed above. The Corporation expects, at this time, that the Year 2000 Problem should have no material adverse effect on the products and services it offers or on competitive conditions; however, further testing with mission critical third-party service providers will validate the readiness of these providers for this change. Similarly, the Corporation believes that the Year 2000 Problem should have no material adverse effect on the Corporation's business, operations or financial condition, based on surveys of its major business loan customers and other actions designed to evaluate the risks associated with the Year 2000 Problem, however, it cannot rule out the possibility that the Year 2000 Problem might have such an effect. The Corporation will continue to evaluate such risks throughout 1999.

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

Equity Market Price Risk
------------------------

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation's equity investments consist of common stocks of publicly traded financial institutions (cost basis of approximately $54.3 million) and U.S. Government and agency stock (cost basis of approximately $26.9 million). The Corporation's financial institutions stock portfolio had unrealized gains of approximately $26.4 million at March 31, 1999.

Although the book value of equity investments accounted for only 1.9% of the Corporation's total assets, the unrealized gains on the portfolio represent a potential source of revenue. The Corporation has a history of periodically realizing gains from this portfolio and, if values were to decline significantly, this revenue source could be lost.

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

Interest Rate Risk
------------------

Interest rate risk creates exposure in two primary areas. First, changes in rates have an impact on the Corporation's liquidity position and could affect its ability to meet obligations and continue to grow. Second, movements in interest rates can create fluctuations in the Corporation's net income and changes in the economic value of its equity.

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

The Corporation uses three complementary methods to measure and manage interest rate risk. They are static gap analysis, simulation of net interest income, and estimates of economic value of equity. Using these measurements in tandem provides a reasonably comprehensive summary of the magnitude of interest rate risk in the Corporation, level of risk as time evolves, and exposure to changes in interest rate relationships.

Static gap analysis provides a measurement of repricing risk in the Corporation's balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation's assets and liabilities into predetermined repricing periods. The assets and liabilities in each of these periods are summed and compared for mismatches within that maturity segment. Core deposits having noncontractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans held and for mortgage-backed securities includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation's policy limits the cumulative 6-month gap to plus or minus 15 percent of total earning assets. The Corporation was positioned within this range throughout the first quarter of 1999.

Simulation of net interest income and of net income is performed for the next twelve-month period. A variety of interest rate scenarios is used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of earnings is used primarily to measure the Corporation's short-term earnings exposure to rate movements. The Corporation's policy limits the potential exposure of net interest income to 10% of the base case net interest income for every 100 basis point "shock" in interest rates. A "shock' is an immediate upward or downward movement of interest rates across the yield curve based upon changes in the prime rate. As of March 31, 1999, the Corporation was within policy limits for potential exposure of net interest income.

Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer term repricing risks and options in the Corporation's balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point "shock" movement in interest rates. As of March 31, 1999, the Corporation was within policy limits of economic value of equity at risk.

Since December 31, 1998, the Corporation's market risk position has not experienced a material change, based on expected cash flows and weighted average interest rates for each significant interest rate sensitive financial instrument in specific maturity periods.

PART II -- OTHER INFORMATION
----------------------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits -- The following is a list of the exhibits required by
               Item 601 of Regulation S-K and filed as part of this report:

               (1) Articles of incorporation, as amended and restated, and Bylaws of Fulton Financial Corporation as amended.

               (2) Instruments defining the right of securities holders, including indentures:

                    (a) Rights Agreement dated June 20, 1989, as amended and restated on April 27, 1999 between Fulton Financial Corporation and Fulton Bank - Incorporated by reference to Exhibit 1 of the Fulton Financial Corporation Current Report on Form 8-K dated April 27, 1999.

               (3)  Material Contracts - Executive Compensation Agreements and
                    Plans:

                    (a) Severance Agreements entered into between Fulton Financial and: Rufus A. Fulton Jr., as of April
                         17, 1984; R. Scott Smith, Jr., as of May 17, 1988; Charles J. Nugent, as of November 19, 1992; and Richard J Ashby, Jr., as of May 17, 1988.


                    (b) Incentive Stock Option Plan adopted September 19, 1995 -Incorporated by reference from Exhibit A of Fulton Financial Corporation's 1996 Proxy Statement.

               (4)  Financial Data Schedule - March 31, 1999

               (5)  Financial Data Schedule - March 31, 1998 (restated).

          (b)  Reports on Form 8-K:

               (1) Form 8-K dated April 27, 1999 reporting the Amended and
                   Restated Rights Agreement.

                 FULTON FINANCIAL CORPORATION AND SUBSIDIARIES


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




FULTON FINANCIAL CORPORATION



Date:    May 7, 1999                    /s/ Rufus A. Fulton, Jr.
     ------------------                 -----------------------------
                                            Rufus A. Fulton, Jr.
                                            Chairman, President and
                                            Chief Executive Officer


Date:   May 7, 1999                     /s/ Charles J. Nugent
     ------------------                 -----------------------------
                                            Charles J. Nugent
                                            Executive Vice
                                            Chief Financial Officer

                                 EXHIBIT INDEX


                          EXHIBITS REQUIRED PURSUANT

                         TO ITEM 601 OF REGULATION S-K
                         -----------------------------


3. Articles of incorporation, as amended and restated, and Bylaws of Fulton Financial Corporation as amended.


4.   Instruments defining the rights of security holders, including indentures.


     (a) Rights Agreement dated June 20, 1989, as amended and restated on April 27, 1999 between Fulton Financial Corporation and Fulton Bank - Incorporated by reference to Exhibit 1 of the Fulton Financial Corporation Current Report on Form 8-K dated April 27, 1999.

10.  Material Contracts

     (a ) Severance Agreements entered into between Fulton Financial and: Rufus
          A. Fulton, Jr., as of April 17, 1984; R. Scott Smith, Jr., as of May 17, 1988; Charles J. Nugent, as of November 19, 1992; and Richard J Ashby, Jr., as of May 17, 1988.

     (b) Incentive Stock Option Plan adopted September 19, 1995 - Incorporated by reference from Exhibit A of Fulton Financial Corporation's 1996 Proxy Statement.

27   Financial data schedule -  March 31, 1999.


27.1 Financial data schedule -  March 31, 1998 (restated).