Form 10-Q
period 1999-06-30
FULTON FINANCIAL CORP
filed 1999-08-13
CIK 700564

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20459
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999, or
                                    -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to
                                   ---------  ---------

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

Common Stock, $2.50 Par Value-69,055,017 shares outstanding as of July 30, 1999.
--------------------------------------------------------------------------------

                 FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999


                                     INDEX
                                     -----



  Description                                                               Page
  -----------                                                               ----

  PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements (Unaudited):

  (a) Consolidated Balance Sheets -
      June 30, 1999 and December 31, 1998.. ..................................3

  (b) Consolidated Statements of Income -
      Three and six months ended June 30, 1999 and 1998 ......................4

  (c) Consolidated Statements of Shareholders' Equity -
      Six months ended June 30, 1999 and 1998 ................................5

  (d) Consolidated Statements of Cash Flows -
      Six months ended June 30, 1999 and 1998 ................................6

  (e) Notes to Consolidated Financial Statements - June 30, 1999 .............7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations .....................10

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk ........21


  PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K ..................................25



  SIGNATURES .................................................................26

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)

                                                                                          June 30                December 31
                                                                                           1999                     1998
                                                                                       --------------------------------------
ASSETS
-----------------------------------------------------------------------------------------------------------------------------
Cash and due from banks.........................................................       $    228,419              $   247,558
Interest-bearing deposits with other banks......................................              2,763                    2,975
Mortgage loans held for sale....................................................              3,390                    7,987
Investment securities:
     Held to maturity (Fair value: $112,041 in 1999 and $177,939 in 1998).......            112,139                  176,623
     Available for sale.........................................................          1,267,882                1,206,121

Loans...........................................................................          4,182,103                4,040,455
      Less: Allowance for loan losses...........................................            (58,942)                 (57,415)
               Unearned income..................................................             (9,543)                 (10,064)
                                                                                       -------------             ------------
                         Net Loans..............................................          4,113,618                3,972,976
                                                                                       -------------             ------------

Premises and equipment..........................................................             76,961                   75,715
Accrued interest receivable.....................................................             33,125                   34,942
Other assets....................................................................            115,012                  113,766
                                                                                       -------------             ------------

                         Total Assets...........................................       $  5,953,309              $ 5,838,663
                                                                                       =============             ============
LIABILITIES
-----------------------------------------------------------------------------------------------------------------------------
Deposits:
     Noninterest-bearing........................................................       $    728,215              $   759,585
     Interest-bearing...........................................................          3,766,913                3,833,384
                                                                                       -------------             ------------
                         Total Deposits.........................................          4,495,128                4,592,969
                                                                                       -------------             ------------
Short-term borrowings:
     Securities sold under agreements to repurchase.............................            247,478                  212,225
     Federal funds purchased....................................................            132,200                   19,521
     Demand notes of U.S. Treasury..............................................              5,349                    3,839
                                                                                       -------------             ------------
                         Total Short-Term Borrowings............................            385,027                  235,585
                                                                                       -------------             ------------

Accrued interest payable........................................................             31,358                   34,255
Other liabilities...............................................................             82,419                   71,502
Long-term debt..................................................................            348,069                  296,018
                                                                                       -------------             ------------
                         Total Liabilities......................................          5,342,001                5,230,329
                                                                                       -------------             ------------

SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------
Common stock ($2.50 par)
     Shares:   Authorized 400,000,000
               Issued 69,356,609 (69,356,609 in 1998)
               Outstanding 69,090,017 (69,185,204 in 1998)......................            173,392                  157,638
Capital surplus.................................................................            394,766                  293,897
Retained earnings...............................................................             46,538                  136,668
Accumulated other comprehensive income..........................................              2,084                   23,619
Treasury stock, at cost (266,592 shares in 1999 and 171,405 shares in 1998).....             (5,472)                  (3,488)
                                                                                       -------------             ------------
                         Total Shareholders' Equity.............................            611,308                  608,334
                                                                                       -------------             ------------

                         Total Liabilities and Shareholders' Equity.............       $  5,953,309              $ 5,838,663
                                                                                       =============             ============
-----------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements


FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)
                                                       Three Months Ended                           Six  Months Ended
                                                            June  30                                    June  30
                                              -------------------------------------     ---------------------------------------
                                                     1999                  1998                  1999                  1998
                                              -------------------------------------     ---------------------------------------
INTEREST INCOME
-------------------------------------------------------------------------------------------------------------------------------
Loans, including fees.......................      $    84,274           $    84,566           $   166,554           $   168,811
Investment securities:
 Taxable....................................           15,990                14,226                32,209                27,934
 Tax-exempt.................................            2,056                 1,064                 3,848                 1,956
 Dividends..................................            1,020                   860                 2,013                 1,704
Federal funds sold..........................              103                   824                   140                 1,049
Interest-bearing deposits with other banks..               32                    42                    61                   112
                                                  -----------           -----------           -----------           -----------
   Total Interest Income....................          103,475               101,582               204,825               201,566

INTEREST EXPENSE
-------------------------------------------------------------------------------------------------------------------------------

Deposits....................................           35,310                40,164                71,340                79,916
Short-term borrowings.......................            3,229                 2,000                 6,099                 4,270
Long-term debt..............................            3,890                 1,936                 7,672                 3,187
                                                  -----------           -----------           -----------           -----------
   Total Interest Expense...................           42,429                44,100                85,111                87,373
                                                  -----------           -----------           -----------           -----------

   Net Interest Income......................           61,046                57,482               119,714               114,193
PROVISION FOR LOAN LOSSES...................            2,085                 1,621                 4,052                 3,232
                                                  -----------           -----------           -----------           -----------

   Net Interest Income After
    Provision for Loan Losses...............           58,961                55,861               115,662               110,961
                                                  -----------           -----------           -----------           -----------
OTHER INCOME
-------------------------------------------------------------------------------------------------------------------------------
Investment management and trust services....            4,014                 3,202                 7,431                 6,239
Service charges on deposit accounts.........            5,177                 4,759                 9,947                 9,118
Other service charges and fees..............            3,303                 2,720                 6,372                 5,422
Mortgage banking income.....................            1,218                 1,224                 2,501                 2,380
Investment securities gains.................            1,669                 4,613                 4,726                 7,995
                                                  -----------           -----------           -----------           -----------
   Total Other Income.......................           15,381                16,518                30,977                31,154

OTHER EXPENSES
-------------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits..............           22,105                20,699                43,467                41,667
Net occupancy expense.......................            3,167                 3,175                 6,442                 6,313
Equipment expense...........................            2,385                 2,376                 4,678                 4,804
Special services............................            2,774                 2,699                 5,654                 4,984
Other.......................................            9,796                11,764                19,009                21,944
                                                  -----------           -----------           -----------           -----------
   Total Other Expenses.....................           40,227                40,713                79,250                79,712
                                                  -----------           -----------           -----------           -----------
   Income Before Income Taxes...............           34,115                31,666                67,389                62,403
INCOME TAXES................................           10,072                10,085                19,819                19,649
                                                  -----------           -----------           -----------           -----------

   Net Income...............................      $    24,043           $    21,581           $    47,570           $    42,754
                                                  ===========           ===========           ===========           ===========
-------------------------------------------------------------------------------------------------------------------------------
PER-SHARE DATA:
Net income (basic)..........................      $      0.35           $      0.31           $      0.69           $      0.62
Net income (diluted)........................      $      0.35           $      0.31           $      0.68           $      0.61
Cash dividends..............................      $     0.150           $     0.131           $     0.286           $     0.255
-------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                                                                 Common           Capital        Retained
(Dollars in thousands, except per-share data)                     Stock           Surplus        Earnings
-----------------------------------------------------------------------------------------------------------
Balance at December 31, 1998................................   $    157,638     $   293,897     $  136,668
Comprehensive income:
     Net income.............................................                                        47,570
     Other-net unrealized loss on securities (net of $11.6
      million tax benefit)..................................

          Total comprehensive income........................


Stock dividends issued-10% (6,302,309 shares)...............         15,754         102,099       (117,917)
Stock issued (122,713 shares of treasury stock).............                         (1,230)
Acquisition of treasury stock (217,900 shares)..............
Cash dividends - $0.286 per share...........................                                       (19,783)
                                                               --------------------------------------------

Balance at June 30, 1999....................................   $    173,392     $   394,766     $   46,538
                                                               ============================================

Balance at December 31, 1997................................   $    126,497     $   326,402     $   84,634
Comprehensive income:
     Net income.............................................                                        42,752
     Other-net unrealized gain on securities (net of
      $48,000 tax expense)..................................

          Total comprehensive income........................


Stock split-5 for 4 (13,183,897 shares).....................         29,963         (30,088)
Stock issued (175,200 shares, including 121,590 shares of
    treasury stock).........................................            153              68
Acquisition of treasury stock (98,093 shares)...............
Cash dividends - $0.255 per share...........................                                       (17,577)
                                                               --------------------------------------------

Balance at June 30, 1998....................................   $    156,613     $   296,382     $  109,809
                                                               ============================================

                                                                Accumulated
                                                                  Other
                                                                Comprehen-
                                                                  sive            Treasury
(Dollars in thousands, except per-share data)                    Income            Stock          Total
-----------------------------------------------------------------------------------------------------------
Balance at December 31, 1998................................   $     23,619     $    (3,488)    $  608,334
Comprehensive income:
     Net income.............................................                                        47,570
     Other-net unrealized loss on securities (net of $11.6
      million tax benefit)..................................        (21,535)                       (21,535)
                                                                                                -----------
          Total comprehensive income........................                                        26,035
                                                                                                -----------

Stock dividends issued-10% (6,302,309 shares)...............                                           (64)
Stock issued (122,713 shares of treasury stock).............                          2,733          1,503
Acquisition of treasury stock (217,900 shares)..............                         (4,717)        (4,717)
Cash dividends - $0.286 per share...........................                                       (19,783)
                                                               --------------------------------------------

Balance at June 30, 1999....................................   $      2,084     $    (5,472)    $  611,308
                                                               ============================================

Balance at December 31, 1997................................   $     28,257     $    (1,299)    $  564,491
Comprehensive income:
     Net income.............................................                                        42,752
     Other-net unrealized gain on securities (net of
      $48,000 tax expense)..................................             89                             89
                                                                                                -----------
          Total comprehensive income........................                                        42,841
                                                                                                -----------

Stock split-5 for 4 (13,183,897 shares).....................                                          (125)
Stock issued (175,200 shares, including 121,590 shares of
    treasury stock).........................................                          2,411          2,632
Acquisition of treasury stock (98,093 shares)...............                         (2,130)        (2,130)
Cash dividends - $0.255 per share...........................                                       (17,577)
                                                               --------------------------------------------

Balance at June 30, 1998....................................   $     28,346     $    (1,018)    $  590,132
                                                               ============================================
-----------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements


FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(In thousands)
                                                                  Six Months Ended
                                                                     June 30
                                                            --------------------------
                                                                1999           1998
                                                            --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income...........................................    $   47,570      $   42,754

   Adjustments to reconcile net income to net cash
     provided by operating activities:
    Provision for loan losses ..........................         4,052           3,232
    Depreciation and amortization of premises and
      equipment ........................................         4,794           4,672
    Net amortization of investment security premiums ...           726             110
    Investment security gains ..........................        (4,726)         (7,995)
    Net decrease in mortgage loans held or sale ........         4,597             386
    Amortization of intantangible assets ...............           649             663
    Decrease (increase) in accrued interest receivable .         1,817          (1,989)
    Decrease in other assets ...........................         9,374          14,551
    (Decrease) increase in accrued interest payable ....        (2,897)          2,263
    Increase in other liabilities.......................         4,938             253
                                                            -----------     -----------
     Total adjustments..................................        23,324          16,146
                                                            -----------     -----------
     Net cash provided by operating activities..........        70,894          58,900
                                                            -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities available for sale.        11,138          16,747
   Proceeds from maturities of securities held to
     maturity...........................................        64,836          88,301
   Proceeds from maturities of securities
     available for sale ................................       150,385         105,604
   Purchase of securities held to maturity .............          (357)         (4,341)
   Purchase of securities available for sale ...........      (246,104)       (348,931)
   Decrease (increase) in short-term investments........           212          (1,563)
   Net (increase) decrease in loans ....................      (144,694)         22,288
   Purchase of premises and equipment ..................        (6,040)         (6,300)
                                                             ----------      ----------
    Net cash provided by (used in) investing activities       (170,624)       (128,195)
                                                             ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) increase in demand and savings
      deposits.. .......................................       (59,746)         49,945
   Net (decrease) increase in time deposits.............       (38,095)         34,260
   Increase in long-term debt...........................        52,051          75,734
   Increase (decrease) in short-term borrowings.........       149,442         (48,880)
   Dividends paid.......................................       (19,783)        (15,497)
   Net proceeds from issuance of common stock...........         1,439           2,507
   Acquisition of treasury stock........................        (4,717)         (2,130)
                                                             ----------      ----------
    Net cash provided by financing activities...........        80,591          95,939
                                                             ----------      ----------
   Net (Decrease) Increase in Cash and Due From Banks...      (19,139)          26,644
   Cash and Due From Banks at Beginning of Period.......      247,558          208,289
                                                             ----------      ----------
   Cash and Due From Banks at End of Period.............     $ 228,419       $ 234,933
                                                             ==========      ==========

  Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
     Interest ..........................................     $  88,008       $  85,110
     Income taxes ......................................     $  14,092       $  15,637
--------------------------------------------------------------------------------------

  See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE B - 10% Stock Dividend

The Corporation issued a 10% stock dividend on June 1, 1999. All share and per-share information has been restated to reflect the effect of this stock dividend.

NOTE C - Net Income Per Share

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

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows (in thousands):


                                                       Three months ended           Six months ended
                                                            June 30                     June 30
                                                   ------------------------------------------------------
                                                      1999          1998          1999          1998
                                                      ----          ----          ----          ----
Weighted average shares outstanding (basic)....        69,145        68,884        69,157        68,853
Impact of common stock equivalents.............           412         1,037           397         1,022
                                                    ---------     ---------     ---------     ---------
Weighted average shares outstanding (diluted)..        69,557        69,921        69,554        69,875
                                                    =========     =========     =========     =========

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

The following table summarizes the reclassification adjustment for realized security gains (net of taxes) for the first six months of 1999 and 1998.

                                                                      1999                    1998
                                                                      ----                    ----
                                                                            (in thousands)
Unrealized holding (losses) gains arising during period......        $   (18,463)            $   5,286
Less: reclassification adjustment for gains included
        in net income........................................              3,072                 5,197
                                                                     ------------            ----------

Net unrealized (losses) gains on securities..................        $   (21,535)            $      89
                                                                     ============            ==========

NOTE F  Shareholder Rights

On June 20, 1989, the Board of Directors of the Corporation declared a dividend of one common share purchase right (Original Rights) for each outstanding share of common stock, par value $2.50 per share of the Corporation. The dividend was paid to the shareholders of record as of the close of business on July 6, 1989. On April 27, 1999, the Board of Directors approved an amendment to the Original Rights and the agreement. The significant terms of the amendment included extending the expiration date from June 20, 1999 to April 27, 2009 and resetting the purchase price to $90.00 per share.

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

RESULTS OF OPERATIONS
---------------------

Quarter ended  June 30, 1999 versus Quarter ended  June 30, 1998
----------------------------------------------------------------

Fulton Financial Corporation's net income for the second quarter of 1999 increased $2.5 million, or 11.4%, in comparison to net income for the second quarter of 1998. Diluted net income per share increased $0.04, or 12.9%, compared to 1998. Second quarter net income of $24.0 million, or $0.35 per share (basic and diluted), represented a return on average assets (ROA) of 1.65% and a return on average equity (ROE) of 15.45%. This compares to 1998 net income of $21.6 million, or $0.31 per share (basic and diluted) (1.59% ROA and 14.83%
ROE). Excluding the impact of unrealized gains on investment securities, return on average equity was 15.97% in 1999 and 15.66% in 1998.

The increase in net income in 1999 was a result of continued expansion of the Corporation's core banking business, as shown by increases in both net interest income and non-interest income. The Corporation's expenses also declined slightly in comparison to prior year and income taxes remained flat. Offsetting these were a decrease in investment securities gains and an increase in the provision for loan losses.

Net Interest Income
-------------------

Net interest income increased $3.6 million, or 6.2%, for the quarter. Overall, this increase was a result of growth in the Corporation's balance sheet, offset by declines in interest rates. The following tables summarize the components of the increase in net interest income as well as the changes in average balances of interest-earning assets and interest-bearing liabilities from the second quarter of 1998 to the second quarter of 1999 and the average interest rates thereon. All dollar amounts are in thousands.


                                      Three Months Ended June 30                         Change
                                   --------------------------------         ---------------------------------
                                       1999                1998                   $                   %
                                   ------------        ------------         -------------        ------------
Interest income...............     $    103,475        $    101,582         $      1,893                1.9%
Interest expense..............           42,429              44,100               (1,671)              (3.8%)
                                   ------------        ------------         -------------        ------------
Net interest income...........     $     61,046        $     57,482         $      3,564                6.2%
                                   ============        ============         =============        ============

                                                           Three Months Ended June 30
                                                     -------------------------------------
                                                          1999                   1998                % Change
                                                     --------------         --------------        ---------------
Average interest-earning assets.................     $  5,457,110              5,086,090                   7.3%
Yield on earning assets.........................             7.61%                  8.01%                 (5.0%)

Average interest-bearing liabilities............     $  4,407,225           $  4,120,582                   7.0%
Cost of interest-bearing liabilities............             3.86%                  4.29%                (10.0%)

Net interest margin (fully taxable equivalent)..             4.59%                  4.61%                 (0.4%)

The 7.3% increase in average earning assets accounted for an interest income increase of approximately $7.4 million. This was offset by a $5.6 million reduction due to the 40 basis point decline in yield. Overall yields on earning assets declined from the second quarter of 1998 to the second quarter of 1999 as a result of several factors. First, interest rates in general declined as evidenced by the decrease in the Fulton Bank prime lending rate from 8.50% in 1998 to 7.75% in 1999. Second, the mix of earning assets changed from 79% loans and 21% investments in 1998 to 75% loans and 25% investments in 1999. In general, the yields on investments are lower.

The Corporation's average loan portfolio grew by approximately $158 million, or 4.0%, mainly in commercial loans ($64 million, or 7.2% increase), commercial mortgages ($65 million, or 6.2% increase) and home equity loans ($86 million, or 37.2% increase). These increases were offset by declines in both indirect and direct consumer loans (total decrease of $38 million, or 6.0%), and residential mortgages ($21 million, or 2.6% decrease). Residential mortgages declined as refinance activity continued and the resulting fixed rate loans were sold in the secondary market.

The 7.0% increase in average interest-bearing liabilities resulted in a $3.1 million increase in interest expense. This was offset by a $4.8 million decrease in interest expense as a result of a 43 basis point decrease in the overall cost of interest-bearing liabilities. The majority of the increase in interest-bearing liabilities occurred in long-term debt, which grew $165 million or 122%, as the Corporation borrowed from the Federal Home Loan Bank to take advantage of relatively lower fixed interest rates.

Overall, the Corporation's net interest margin on a fully taxable equivalent basis decreased two basis points to 4.59% in 1999 from 4.61% in 1998. This stable margin reflects the Corporation's success in asset/liability management in the declining rate environment.

Provision and Allowance for Loan Losses
---------------------------------------

The following table summarizes loans outstanding (including unearned income) as of the dates shown:


                                               June 30          December 31
                                                 1999              1998
                                             -----------        -----------
                                                      (in thousands)

Commercial, financial and agricultural.....  $   590,992         $   559,517
Real estate - construction..................     145,030             130,051
Real estate - mortgage.....................    2,694,418           2,596,364
Consumer...................................      690,337             698,323
Leasing and other..........................       61,326              56,200
                                             -----------         -----------

   Totals..................................  $ 4,182,103         $ 4,040,455
                                             ===========         ===========

The following table summarizes the activity in the Corporation's allowance for loan losses:

                                                                    Three Months Ended June 30
                                                                 ---------------------------------
                                                                   1999                   1998
                                                                 ----------             ----------
                                                                      (dollars in thousands)

Loans outstanding at end of period (net of unearned)......       $ 4,172,560             $ 3,937,112
                                                                 ===========             ===========
Daily average balance of loans and leases.................       $ 4,106,062             $ 3,948,621
                                                                 ===========             ===========
Balance of allowance for loan losses
     at beginning of period...............................       $    58,440             $    58,078

Loans charged-off:
    Commercial, financial and agricultural................               148                     340
    Real estate - mortgage.................................              436                     359
    Consumer..............................................             2,458                   1,283
    Leasing and other.....................................                51                       7
                                                                 -----------             -----------
    Total loans charged-off...............................             3,093                   1,989
                                                                 -----------             -----------

Recoveries of loans previously charged-off:
    Commercial, financial and agricultural................               791                     269
    Real estate - mortgage.................................              187                     267
    Consumer..............................................               532                     289
    Leasing and other.....................................                 -                       6
                                                                 -----------            ------------
    Total recoveries......................................             1,510                     831
                                                                 -----------            ------------
Net loans charged-off.....................................             1,583                   1,158

Provision for loan losses.................................             2,085                   1,621
                                                                 -----------            ------------

Balance at end of period..................................       $    58,942            $     58,541
                                                                 ===========            ============

Net charge-offs to average loans (annualized).............              0.15%                   0.12%
                                                                 ===========            ============
Allowance for loan losses to loans outstanding............              1.41%                   1.49%
                                                                 ===========            ============


The following table summarizes the Corporation's non-performing assets as of the indicated dates.

                                              June 30            Dec. 31           June 30
(Dollars in thousands)                         1999               1998              1998
                                           -------------      ------------      ------------
Nonaccrual loans........................... $     17,974      $     19,281      $     20,612
Loans 90 days past due and accruing........        7,528            11,109             9,245
Other real estate owned (OREO).............        1,442             1,420             1,642
                                           -------------     -------------     -------------
Total non-performing assets................ $     26,944      $     31,810      $     31,499
                                           =============     =============     =============

Non-performing loans/Total loans...........        0.61%             0.75%             0.76%
Non-performing assets/Total assets.........        0.45%             0.54%             0.57%
Non-performing assets/Gross loans and OREO.        0.65%             0.81%             0.80%

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

For the second quarter of 1999, net charge-offs totaled $1.6 million, or 0.15%, of average loans on an annualized basis. This compares to $1.2 million, or 0.12%, for the second quarter of 1998. Non-performing loans to total loans were 0.61% at June 30, 1999 as compared to 0.75% at December 31, 1998 and 0.76% at June 30, 1998.

The provision for loan losses increased $464,000 or 28.6% to $2.1 million as compared to $1.6 million in the second quarter of 1998. This increase was due to several factors. First, the $1.6 million in charge-offs for the second quarter of 1999 included one commercial loan recovery totaling approximately $700,000. Excluding this item, which is considered to be a non-recurring item, net charge-offs would have totaled $2.4 million for an annualized net charge-offs to average loans ratio of 0.22%.

Second, charge-offs of consumer loans continued to increase. In the second quarter of 1998, the ratio of annualized net charge-offs of consumer loans to average balances of consumer loans was 0.45%. In the second quarter of 1999, this ratio increased to 0.92%. While a portion of this increase resulted from a change in policy which requires earlier charge-off of non-accrual loans, the net charge-offs of consumer loans continued to grow.

The Corporation's periodic loan portfolio review and allowance calculation resulted in an unallocated allowance for loan losses of 29% at June 30, 1999 and 30% at December 31, 1998. This fairly stable unallocated level supports the provision for loan losses for the quarter and the balance of the allowance for loan losses as of June 30, 1999. Management believes that the allowance balance of $58.9 million is sufficient to cover losses incurred in the loan portfolio and appropriate based on applicable accounting standards.

Other Income
------------

Other income for the quarter ended June 30, 1999 was $15.4 million. This was a decrease of $1.1 million, or 6.9%, over the comparable period in 1998. Excluding investment security gains, which decreased from $4.6 million in 1998 to $1.7 million in 1999, other income increased $1.8 million or 15.2%. Increases were realized in most major categories of other income. Investment management and trust services income increased $812,000, or 25.4%, primarily due to the continued roll-out of investment brokerage services at all eleven of the Corporation's subsidiary banks. Service charges on deposit accounts increased $418,000, or 8.8%, as a result of an increase in overdraft fees as well as the $143 million or 6.5% growth in average savings and demand deposit accounts which generate the majority of service charges.


Other service charges and fees increased $583,000, or 21.4%, as a result of higher debit card revenue ($245,000, or 57.9% increase) and other special fee revenue. Total mortgage banking income remained flat ($6,000, or 0.5% decrease)
- decreases in mortgage sale gains ($62,000, or 7.1%) due to moderately higher mortgage rates were offset by increases in servicing income ($57,000, or 6.5%) as the Corporation's servicing portfolio grew from recent refinance activity.

Other Expenses
--------------

Total other expenses for the second quarter of 1999 of $40.2 million showed a decrease of $488,000 or 1.2% from 1998. This small decrease resulted from expense management efforts in 1999 as well as certain non-recurring items which inflated 1998 expenses. In 1998, the Corporation incurred approximately $400,000 in professional fee expenses related to mergers, $200,000 of costs related to the conversion of Lebanon Valley's data processing systems and $500,000 of expenses from contributions related to low-income housing projects. Excluding the impact of these non-recurring expenses, the increase in total other expenses was moderate at $614,000, or 1.5%.


Salaries and employee benefits increased $1.4 million, or 6.8%, in comparison to the second quarter of 1998. Salaries expense increased $892,000, or 4.9%, reflecting normal merit increases and a small increase in average full-time equivalent employees from 2,311 in 1998 to 2,327 in 1999. Employee benefits expense increased $555,000, or 15.9%, due to increased medical insurance costs ($196,000, or 14.2%), and profit sharing plan expense ($257,000 or 25.9% increase).

Both net occupancy expense and equipment expense registered less than $10,000 and 0.5% changes from the prior year. Special services expense, which represents the cost of data processing, increased only $75,000 or 2.8%. These small expense increases overall reflect the efficiencies gained as a result of the merger with Keystone Heritage and the conversion of Lebanon Valley's data processing from an in-house function to the Corporation's third-party servicer.

Other expenses decreased $2.0 million or 16.7%, in 1999 to $9.8 million, as compared to $11.8 million for the same period in 1998. This decrease was mainly due to the non-recurring expenses noted previously.

Income Taxes
------------

Income tax expense for the quarter was $10.1 million in both 1999 and 1998, reflecting effective tax rates of 29.5% in 1999 and 31.9% in 1998. The 1998 effective tax rate was higher due to lower investments in tax-free municipal investments and $1.3 million in low-income housing related tax credits, as compared to $1.5 million in 1999. Adjusting for these factors, the 1998 effective tax rate would have been 29.9%.


Six Months ended June 30, 1999 versus Six Months ended  June 30, 1998
---------------------------------------------------------------------

Fulton Financial Corporation's net income for the first six months of 1999 increased $4.8 million, or 11.3%, in comparison to net income for the same period in 1998. Diluted net income per share increased $0.07, or 11.3%, compared to 1998. First half net income of $47.6 million, or $0.69 per share (basic) and $0.68 per share (diluted), represented a return on average assets (ROA) of 1.65% and a return on average equity (ROE) of 15.54%. This compares to 1998 net income of $42.8 million, or $0.62 per share (basic) and $0.61 per share (diluted) (1.59% ROA and 14.94% ROE). Excluding the impact of unrealized gains on investment securities, return on average equity was 16.11% in 1999 and 15.75% in 1998.

The increase in net income in 1999 resulted from continued growth of the Corporation's core banking business, as shown by increases in both net interest income and non-interest income. The Corporation's expense levels also remained flat in comparison to the prior year.

Net Interest Income
-------------------

Net interest income increased $5.5 million, or 4.8%, for the first six months of 1999. Overall, this increase was a result of growth in the Corporation's balance sheet, offset by declines in interest rates. The following tables summarize the components of the increase in net interest income as well as the changes in average balances of interest-earning assets and interest-bearing liabilities from the first half of 1998 to the first half of 1999 and the average interest rates thereon. All dollar amounts are in thousands.


                                        Six Months Ended June 30                             Change
                                ---------------------------------------    ---------------------------------------
                                       1999                  1998                   $                     %
                               -----------------     -----------------    -----------------     -----------------
Interest income...............         $204,825              $201,566              $ 3,259                   1.6%
Interest expense..............           85,111                87,373               (2,262)                 (2.6)

Net interest income...........         $119,714              $114,193              $ 5,521                   4.8%

                                                         Six Months Ended June 30
                                                ----------------------------------------
                                                        1999                   1998                % Change
                                                -----------------      -----------------     -----------------

Average interest-earning assets.................       $5,410,106             $5,042,829                   7.3%
Yield on earning assets.........................             7.73%                  8.13%                 (4.9%)

Average interest-bearing liabilities............       $4,381,065             $4,096,022                   7.0%
Cost of interest-bearing liabilities............             3.92%                  4.30%                 (8.8%)

Net interest margin (fully taxable equivalent)..             4.56%                  4.63%                 (1.5%)

The 7.3% increase in average earning assets accounted for an interest income increase of approximately $14.9 million, offset by a reduction of $11.6 million due to the 40 basis point decline in yield. As noted in the second quarter discussion, yields were lower as a result of a decline in rates in general and a shift in the mix of earning assets from loans to investments.

The Corporation's average loan portfolio grew by approximately $116 million, or 2.9%, mainly in commercial mortgages ($92 million or 9.2% increase). Although recent increases in residential mortgage rates have reduced the volume of refinance activity, overall loan growth for the first half of the year was impacted by a $65 million reduction in average adjustable rate mortgages. This decline was due to the sale of the resulting fixed rate mortgages in the secondary market to reduce interest rate risk. The remaining growth in earning assets was realized in investment securities, which increased $272 million or 24.9%.

The 7.0% increase in average interest-bearing liabilities resulted in a $6.1 million increase in interest expense. This was offset by a $8.4 million decrease in interest expense as a result of a 38 basis point decrease in the overall cost of interest-bearing liabilities. The majority of the increase in interest-bearing liabilities occurred in long-term debt, which grew $187 million or 167%, as the Corporation borrowed from the Federal Home Loan Bank to take advantage of lower fixed interest rates.

Due to the decline in interest rates, the shift in the mix of earning assets, and the increase in long-term debt, the Corporation's net interest margin decreased 7 basis points, from 4.63% in 1998 to 4.56% in 1999. The financial services industry has become increasingly competitive in recent years. Competition for loans has resulted in downward pressure on yields and competition for deposits has resulted in upward pressure on rates. In the future, the ability to maintain the net interest margin while growing the balance sheet will continue to be a challenge for the Corporation. Management believes, however, that the Corporation has an effective asset/liability management function. See "Market Risk."

Provision for Loan Losses
-------------------------

The following table summarizes the activity in the Corporation's allowance for loan losses:


                                                                      Six Months Ended June 30
                                                                 ---------------------------------
                                                                    1999                   1998
                                                                 ---------              ----------
                                                                       (dollars in thousands)

Loans outstanding at end of period (net of unearned)......       $4,172,560             $3,937,112
                                                                 ==========             ==========
Daily average balance of loans and leases.................       $4,073,687             $3,957,564
                                                                 ==========             ==========
Balance of allowance for loan losses
     at beginning of period...............................       $   57,415             $   57,557

Loans charged-off:
    Commercial, financial and agricultural................              772                    739
    Real estate - mortgage.................................             593                    604
    Consumer..............................................            3,861                  2,261
    Leasing and other.....................................               68                     34
                                                                 ----------              ---------
    Total loans charged-off...............................            5,294                  3,638
                                                                 ----------              ---------

Recoveries of loans previously charged-off:
    Commercial, financial and agricultural................            1,351                    435
    Real estate - mortgage.................................             471                    328
    Consumer..............................................              947                    620
    Leasing and other.....................................                -                      7
                                                                 ----------              ---------
    Total recoveries......................................            2,769                  1,390
                                                                 ----------              ---------

Net loans charged-off.....................................            2,525                  2,248

Provision for loan losses.................................            4,052                  3,232
                                                                 ----------             ----------

Balance at end of period..................................       $   58,942             $   58,541
                                                                 ==========             ==========

Net charge-offs to average loans (annualized).............             0.12%                  0.11%
                                                                 ==========             ==========
Allowance for loan losses to loans outstanding............             1.41%                  1.49%
                                                                 ==========             ==========

Refer to the "Provision for Loan Losses" section of Management's Discussion for a summary of the Corporation's process for establishing the provision and allowance for loan losses. For the first six months of 1999, net charge-offs totaled $2.5 million, or 0.12%, of average loans on an annualized basis. This compares to $2.2 million, or 0.11%, for the first half of 1998 and 0.14% for all of 1998. Non-performing loans to total loans were 0.61% at June 30, 1999 as compared to 0.75% at both December 31, 1998 and 0.76% at June 30, 1999.

Although there were improvements in some of the Corporation's loan quality measures, the provision for loan losses increased $820,000 or 25.4% in comparison to the first half of 1998. Net charge-offs for the first six months of 1999 included recoveries of $1.0 million on commercial loans that are considered by management to be non-recurring. Adjusting for these, net charge-offs for 1999 would have been approximately $3.5 million, or 0.17% of average loans on an annualized basis. This is a $1.3 million, or 56.8%, increase over 1999.

The largest component of net charge-offs over the past two years has been consumer loans. This situation is a result of the Corporation's decision to expand its consumer lending over the past several years. While the portfolio has not grown in recent months due to competitive factors, losses on existing loans continue and management believes that there are additional losses in the portfolio.

The Corporation's periodic loan portfolio review and allowance calculation resulted in an unallocated allowance for loan losses of 29% at June 30, 1999 and 30% at December 31, 1998. This fairly stable unallocated level supports the provision for loan losses for the quarter and the balance of the allowance for loan losses as of June 30, 1999. Management believes that the allowance balance of $58.4 million is sufficient to cover losses incurred in the loan portfolio and appropriate based on applicable accounting standards.

Other Income
------------

Other income for the six months ended June 30, 1999 was $31.0 million. This was a decrease of $177,000 or 0.6% over the comparable period in 1998. Excluding investment security gains, which decreased from $8.0 million in 1998 to $4.7 million in 1999, other income increased $3.1 million or 13.4%. Increases were realized in all major categories of other income. Investment management and trust services income increased $1.2 million, or 19.1%, due to the introduction of new trust products and services, such as investment brokerage services, and continued emphasis on the Corporation's traditional trust services.


Service charges on deposit accounts increased $829,000, or 9.1%, as a result of the $138 million or 6.3% growth in average savings and demand deposit accounts which generate the majority of service charges. Other service charges and fees increased $950,000, or 17.5%, as a result of higher debit card revenue ($379,000, or 49.9% increase), and other special fee revenue. Mortgage banking income increased $121,000, or 5.1%, almost entirely due to servicing income as the Corporation's serviced loan portfolio continued to grow.

Other Expenses
--------------

Total other expenses for the first half of 1999 of $79.3 million showed a decrease of $464,000 or 0.6% over 1998. This small decrease was attributable to expense management efforts in 1999 as well as certain non-recurring items in 1998. In 1998, the Corporation incurred $1.3 million in professional fee expenses related to mergers, $200,000 of costs related to the conversion of Lebanon Valley's data processing systems and $500,000 of expenses from contributions related to low income housing projects. Excluding these expenses, the increase in total other expenses was moderate at $1.5 million, or 2.0%.


Salaries and employee benefits increased $1.8 million or 4.3%, in comparison to the first half of 1998. Salaries expense increased $806,000, or 2.3% mainly due to normal merit increases. Employee benefits expense increased $994,000, or 14.3%, mainly due to increased medical insurance costs and profit sharing expense.

Net occupancy expense increased $129,000, or 2.0%, due to growth. Equipment expense decreased $126,000, or 2.6%, and special services expense, which represents the cost of data processing, increased $670,000, or 13.4%. The decrease in equipment expense and the increase in special services reflect the conversion of Lebanon Valley to the Corporation's outside data processing servicer upon merging with the Corporation in March, 1998. Prior to the merger, Lebanon Valley's core data processing function was in-house, using bank-owned equipment, software and personnel. Subsequent to the merger, Lebanon Valley was added to the Corporation's organization-wide third party data processing system.

Other expenses decreased $2.9 million, or 13.4%, in 1999 to $19.0 million, as compared to $21.9 million for the same period in 1998. This decrease was mainly due to the nonrecurring expenses discussed previously.

Income Taxes
------------

Income tax expense for the first six months of 1999 was $19.8 million as compared to $19.6 million for the comparable period in 1998, a $170,000 or 0.9% increase. The effective tax rate was 29.4% for 1999 and 31.5% in 1998. The 1998 effective rate was higher due to the impact of the non-deductible merger-related expenses incurred in 1998, higher investments in municipal securities in 1999 and an increase in federal tax credits on low income housing investments to $3.0 million in 1999 from $2.6 million in 1998. Adjusting for these factors, the 1998 effective tax rate would have been 29.3%.


FINANCIAL CONDITION
-------------------

At June 30, 1999, the Corporation had total assets of $6.0 billion, reflecting an increase of $114.6 million, or 2.0%, from December 31, 1998.

The increase in assets was almost entirely due to loan growth, with loans (net of unearned) increasing $142.2 million, or 3.5% to $4.2 billion at June 30, 1999 as compared to $4.0 billion at December 31, 1998. Most of this increase occurred as a result of new loan production during the second quarter of 1999. This loan growth was realized in commercial loans and mortgages ($123 million, or 6.3% increase from December 31, 1998; $83 million of the total occurring in the second quarter).

The $142 million increase in loans, coupled with a $97.8 million, or 2.1% decrease in deposits required total additional funding of $240 million. This was provided by short-term borrowings ($149.4 million, or 63.4% increase) and long term debt ($52.1 million, or 17.6% increase). The effect of funding through borrowings rather than deposits had a minimal impact on the Corporation's net interest income and net interest margin (see "Net Interest Income" section of Management's Discussion).

Capital Resources
-----------------

Shareholders' equity increased $3.0 million or 0.5% during the first six months of 1999. Net income of $47.6 million, offset by $19.8 million in cash dividends to shareholders, produced a net increase to equity of $27.8 million. However, increases in interest rates had a negative impact on the value of the Corporation's investment portfolio (primarily U.S. Treasury and Agency securities), resulting in a $21.5 million after tax reduction in unrealized gains on securities.

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

As of June 30, 1999, the Corporation and each of its subsidiaries met the minimum capital requirements. In addition, the Corporation and each of its subsidiaries' capital ratios exceeded the amounts required to be considered "well-capitalized" as defined in the regulations.


The Corporation's total and Tier I risk-based capital ratios have placed the Corporation in the top half of its self-defined peer group over the past year. The Corporation's ratio of Tier I capital to average assets has placed it in the top quartile in comparison to its peers.

On April 27, 1999, the Board of Directors approved a plan to repurchase up to 770,000 shares of the Corporation's common stock through March 31, 2000. Treasury stock acquired under this plan will be used for the Corporation's Employee Stock Purchase Plan, Incentive Stock Option Plan and other benefit plans. Through June 30, 1999, 174,900 shares had been repurchased under this plan.

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

The Corporation formed committees at each subsidiary bank and at the Corporation to identify, evaluate and manage the risks related to the Year 2000 Problem. A comprehensive plan adopted by the Board of Directors of the Corporation established a five-step process - awareness, assessment, renovation, validation and implementation - to address the Year 2000 Problem. The plan established priorities for addressing the Year 2000 Problem, with systems classified as being most mission critical receiving the highest priority treatment. The primary focus of the plan is on assuring that information technology systems will be operable, but it also addresses non-information technology issues such as embedded technology in security and other systems.

Federal bank regulatory agencies have issued Year 2000 project guidelines for financial institutions and have conducted examinations of the Corporation and its banks on the Corporation's plans to address the Year 2000 Problem. The Corporation has used such guidance to establish Year 2000 work tasks for each phase.

The awareness, assessment, renovation and validation phases of the plan have been completed for all mission critical systems, including third party data processing providers. The implementation of mission-critical systems, including third-party systems, is substantially complete. The Corporation also has completed business contingency plans for all critical processes within the organization. Testing alternative work-around processes from these business contingency plans will be finalized by September, 1999 and necessary adjustments will be made to insure success when used. During the last half of 1999, the Corporation will re-inspect all processes, beginning with the most critical, for continual assurance that contingency planning adequately addresses potential disruptions. In addition, the Corporation continues to review and improve the documented business contingency plans.

Since the beginning of its Year 2000 efforts, the Corporation has incurred approximately $2.0 million in expenses related to the Year 2000 ($900,000 in 1999). In addition, capital expenditures to replace non-compliant hardware, software and other equipment have totaled approximately $5.5 million ($2.5 million in 1999). The Corporation expects to incur an additional $600,000 in expenses as it continues to re-test renovated systems and test its contingency plans during the remainder of 1999.

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

Equity Market Price Risk
------------------------

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation's equity investments consist of common stocks of publicly traded financial institutions (cost basis of approximately $50.6 million) and U.S. Government and agency stock (cost basis of approximately $22.9 million). The Corporation's financial institutions stock portfolio had unrealized gains of approximately $25.1 million at June 30, 1999.

Although the book value of equity investments accounted for only 0.8% of the Corporation's total assets, the unrealized gains on the portfolio represent a potential source of revenue. The Corporation has a history of periodically realizing gains from this portfolio and, if values were to decline significantly, this revenue source could be lost.

The Corporation manages its equity market price risk by investing primarily in regional financial institutions. Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the companies. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation's equity securities are classified as trading. Future cash flows from these investments are not provided here since none of them have maturity dates.

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

FULTON FINANCIAL CORPORATION
INTEREST RATE SENSITIVITY

(dollars in thousands)

                                                           Expected Maturity Period
                                 -----------------------------------------------------------------------                Estimated
                                 1 Year       1-2 Years   2-3 Years   3-4 Years   4-5 Years    >5 Years       Total     Fair Value
                                 -----------  ----------  ----------  ----------  ----------  ----------    ---------- -------------

Fixed rate loans (1)             $  725,808    $575,460    $456,311    $293,546    $231,051   $  602,304    $2,884,480   $2,880,156
    Average rate (1)                   8.01%       7.99%       7.91%       7.86%       7.79%        7.66%         7.88%

Floating rate loans (2)             373,855     176,754     148,530     128,582      73,984      386,375     1,288,080    1,285,778
    Average rate                       8.65%       8.95%       8.93%       8.89%       8.13%        8.05%         8.54%


Fixed rate investments (3)          336,250     244,811     128,942     178,057      72,510      297,804     1,258,374    1,236,095
    Average rate                       6.48%       6.08%       5.99%       6.08%       6.08%        5.95%         6.15%

Floating rate investments (3)        13,551           -           -           -           -            -        13,551       13,553
    Average rate                       4.42%                      -           -           -            -          4.98%


Other interest-earning assets       112,385           -           -           -           -            -       112,385      113,942
    Average rate                       5.72%          -           -           -           -            -          5.72%


                                 ---------------------------------------------------------------------------------------------------

Total                            $1,561,849    $997,025    $773,783    $600,185    $377,545   $1,286,483    $5,556,870   $5,529,524
    Average rate                       7.64%       7.69%       7.78%       7.55%       7.53%        7.38%         7.59%

                                 ---------------------------------------------------------------------------------------------------


Fixed rate deposits (4)          $1,415,595    $450,850    $146,198    $ 62,958    $ 23,931   $   22,827    $2,122,359   $2,121,153
    Average rate                       4.88%       5.24%       5.27%       5.66%       5.23%        5.62%         5.02%

Floating rate deposits (5)          673,417      69,341      66,106      66,106      66,106      703,478     1,644,554    1,644,544
    Average rate                       2.76%       1.46%       1.42%       1.42%       1.42%        1.36%         1.94%


Fixed rate borrowings (6)            82,349       3,636      26,594         358      27,500      207,632       348,069      341,395
    Average rate                       5.37%       5.79%       4.80%       5.25%       4.99%        5.06%         5.11%

Floating rate borrowings (7)        385,027           -           -           -           -            -       385,027      385,027
    Average rate                       4.40%          -           -           -           -            -          4.40%


                                 ---------------------------------------------------------------------------------------------------

Total                            $2,556,388    $523,827    $238,898    $129,422    $117,537   $  933,937    $4,500,009   $4,492,119
    Average rate                       4.26%       4.74%       4.15%       3.49%       3.03%        2.31%         3.85%

                                 --------------------------------------------------------------------------------------------------


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

Static gap analysis provides a measurement of repricing risk in the Corporation's balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation's assets and liabilities into predetermined repricing periods. The assets and liabilities in each of these periods are summed and compared for mismatches within that maturity segment. Core deposits having noncontractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans held and for mortgage-backed securities includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation's policy limits the cumulative 6-month gap to plus or minus 15 percent of total earning assets. The Corporation was positioned within this range throughout the first half of 1999. At June 30, 1999, the cumulative 6-month gap was 0.89.

Simulation of net interest income and of net income is performed for the next twelve-month period. A variety of interest rate scenarios is used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of earnings is used primarily to measure the Corporation's short-term earnings exposure to rate movements. The Corporation's policy limits the potential exposure of net interest income to 10% of the base case net interest income for every 100 basis point "shock" in interest rates. A "shock' is an immediate upward or downward movement of interest rates across the yield curve based upon changes in the prime rate. As of June 30, 1999, the Corporation had a larger exposure to upward rate shocks, with net interest income at risk of loss over the next twelve months of 0.4%, 1.8% and 4.5% where interest rates are shocked upward by 100, 200 and 300 basis points, respectively.

Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer term repricing risks and options in the Corporation's balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point "shock" movement in interest rates. As of June 30, 1999, upward shocks of 100, 200 and 300 basis points were estimated to have negative effects upon economic value of 0.1%, 1.3% and 2.0%, respectively.

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

              (4) Financial Data Schedule  June 30, 1999

              (5) Financial Data Schedule  June 30, 1998 (restated).

         (b)  Reports on Form 8-K:

              (1) Form 8-K dated April 27, 1999 (as amended by Form 8-K/A filed
                  July 8, 1999) reporting the Amended and Restated Rights Agreement.

                 FULTON FINANCIAL CORPORATION AND SUBSIDIARIES

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FULTON FINANCIAL CORPORATION



Date:  August 13, 1999                 \s\ Rufus A. Fulton, Jr.
       ----------------               ------------------------------------------
                                           Rufus A. Fulton, Jr.
                                           Chairman, President and
                                           Chief Executive Officer


Date:   August 13, 1999                \s\ Charles J. Nugent
      -----------------               ------------------------------------------
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

  10. Material Contracts

      (a) Severance Agreements entered into between Fulton Financial and: Rufus
          A. Fulton, Jr., as of April 17, 1984; R. Scott Smith, Jr., as of May 17, 1988; Charles J. Nugent, as of November 19, 1992; and Richard J Ashby, Jr., as of May 17, 1988.

      (b) Incentive Stock Option Plan adopted September 19, 1995 - Incorporated by reference from Exhibit A of Fulton Financial Corporation's 1996 Proxy Statement.


  27.     Financial data schedule   June 30, 1999.

  27.1    Financial data schedule   June 30, 1998 (restated).