Form 10-Q
period 1999-09-30
FULTON FINANCIAL CORP
filed 1999-11-15
CIK 700564

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20459
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     September 30, 1999    , or
                                     -------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to
                                    ---------  ----------


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

     Common Stock, $2.50 Par Value - 68,686,638 shares outstanding as of
     -------------------------------------------------------------------
     October 31,1999.
     ----------------

                  FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                      INDEX
                                      -----


     Description                                                            Page
     -----------                                                            ----

     PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited):

     (a) Consolidated Balance Sheets -
         September 30, 1999 and December 31, 1998..............................3

     (b) Consolidated Statements of Income -
         Three and nine months ended September 30, 1999 and 1998...............4

     (c) Consolidated Statements of Shareholders' Equity -
         Nine months ended September 30, 1999 and 1998.........................5

     (d) Consolidated Statements of Cash Flows -
         Nine months ended September 30, 1999 and 1998.........................6

     (e) Notes to Consolidated Financial Statements - September 30, 1999.......7


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations....................9

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk......19


     PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K................................23



     SIGNATURES...............................................................24

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)

                                                                                        September 30         December 31
                                                                                            1999                 1998
                                                                                      --------------------------------------
ASSETS
----------------------------------------------------------------------------------------------------------------------------
Cash and due from banks ............................................................. $       226,369      $       247,558
Interest-bearing deposits with other banks ..........................................           1,234                2,975
Mortgage loans held for sale ........................................................           1,802                7,987
Investment securities:
     Held to maturity (Fair value: $99,481 in 1999 and $177,939 in 1998) ............          99,188              176,623
     Available for sale .............................................................       1,184,852            1,206,121

Loans ...............................................................................       4,291,904            4,040,455
      Less: Allowance for loan losses ...............................................         (58,280)             (57,415)
               Unearned income ......................................................          (9,590)             (10,064)
                                                                                      ---------------      ---------------
                         Net Loans ..................................................       4,224,034            3,972,976
                                                                                      ---------------      ---------------

Premises and equipment ..............................................................          77,600               75,715
Accrued interest receivable .........................................................          32,004               34,942
Other assets ........................................................................         122,425              113,766
                                                                                      ---------------      ---------------
                         Total Assets ............................................... $     5,969,508      $     5,838,663
                                                                                      ===============      ===============
LIABILITIES
----------------------------------------------------------------------------------------------------------------------------
Deposits:
     Noninterest-bearing ............................................................ $       704,014      $       759,585
     Interest-bearing ...............................................................       3,802,346            3,833,384
                                                                                      ---------------      ---------------
                         Total Deposits .............................................       4,506,360            4,592,969
                                                                                      ---------------      ---------------

Short-term borrowings:
     Securities sold under agreements to repurchase..................................         234,168              212,225
     Federal funds purchased.........................................................         214,330               19,521
     Demand notes of U.S. Treasury ..................................................           5,756                3,839
                                                                                      ---------------      ---------------
                         Total Short-Term Borrowings ................................         454,254              235,585
                                                                                      ---------------      ---------------

Accrued interest payable ............................................................          33,688               34,255
Other liabilities ...................................................................          63,132               71,502
Long-term debt ......................................................................         297,775              296,018
                                                                                      ---------------      ---------------
                         Total Liabilities ..........................................       5,355,209            5,230,329
                                                                                      ---------------      ---------------
SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------
Common stock ($2.50 par)
     Shares:       Authorized 400,000,000
                   Issued 69,356,609
                   Outstanding 68,765,838 (69,185,204 in 1998).......................         173,392              157,638
Capital surplus .....................................................................         394,710              293,897
Retained earnings ...................................................................          60,533              136,668
Accumulated other comprehensive income...............................................          (2,417)              23,619
Treasury stock, at cost (590,771 shares in 1999 and 171,405 shares in 1998)..........         (11,919)              (3,488)
                                                                                      ---------------      ---------------
                         Total Shareholders' Equity .................................         614,299              608,334
                                                                                      ---------------      ---------------

                         Total Liabilities and Shareholders' Equity.................. $     5,969,508      $     5,838,663
                                                                                      ===============      ===============
----------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-----------------------------------------------------------------------------
(Dollars in thousands, except per-share data)

                                                                  Three Months Ended                      Nine Months Ended
                                                                     September 30                            September 30
                                                           ----------------------------------     ----------------------------------

                                                                1999               1998                1999               1998
                                                           ----------------------------------     ----------------------------------

INTEREST INCOME
------------------------------------------------------------------------------------------------------------------------------------

Loans, including fees ...................................  $       86,717      $      85,194      $      253,271     $      254,005
Investment securities:
     Taxable ............................................          15,452             15,903              47,661             43,837
     Tax-exempt .........................................           2,271              1,259               6,119              3,215
     Dividends ..........................................             991                859               3,004              2,563
Federal funds sold ......................................               7                316                 147              1,365
Interest-bearing deposits with other banks ..............              19                 38                  80                150
                                                           --------------      -------------      --------------     --------------
                          Total Interest Income .........         105,457            103,569             310,282            305,135

INTEREST EXPENSE
------------------------------------------------------------------------------------------------------------------------------------


Deposits ................................................          35,511             40,735             106,851            120,651
Short-term borrowings ...................................           4,302              2,263              10,401              6,533
Long-term debt ..........................................           3,894              1,933              11,566              5,120
                                                           --------------      -------------      --------------     --------------
                         Total Interest Expense .........          43,707             44,931             128,818            132,304
                                                           --------------      -------------      --------------     --------------

                         Net Interest Income ............          61,750             58,638             181,464            172,831
PROVISION FOR LOAN LOSSES ...............................           1,997              1,067               6,049              4,299
                                                           --------------      -------------      --------------     --------------

                         Net Interest Income After
                            Provision for Loan Losses ...          59,753             57,571             175,415            168,532
                                                           --------------      -------------      --------------     --------------

OTHER INCOME
------------------------------------------------------------------------------------------------------------------------------------

Investment management and trust services.................           4,635              3,230              12,066              9,469
Service charges on deposit accounts .....................           5,494              4,836              15,441             13,954
Other service charges and fees ..........................           3,803              2,978              10,175              8,400
Mortgage banking income..................................             935              1,059               3,436              3,439
Investment securities gains .............................           1,587              2,071               6,313             10,066
                                                           --------------      -------------      --------------     --------------
                         Total Other Income .............          16,454             14,174              47,431             45,328

OTHER EXPENSES
------------------------------------------------------------------------------------------------------------------------------------

Salaries and employee benefits ..........................          22,520             21,108              65,987             62,775
Net occupancy expense ...................................           3,361              3,171               9,803              9,484
Equipment expense .......................................           2,345              2,349               7,023              7,153
Special services ........................................           2,693              2,800               8,347              7,784
Other ...................................................          10,576              9,449              29,585             31,393
                                                           --------------      -------------      --------------     --------------
                         Total Other Expenses ...........          41,495             38,877             120,745            118,589
                                                           --------------      -------------      --------------     --------------

                         Income Before Income Taxes .....          34,712             32,868             102,101             95,271
INCOME TAXES.............................................          10,303             10,520              30,122             30,169
                                                           --------------      -------------      --------------     --------------

                         Net Income .....................  $       24,409      $      22,348      $       71,979     $       65,102
                                                           ==============      =============      ==============     ==============
------------------------------------------------------------------------------------------------------------------------------------

PER-SHARE DATA:
Net income (basic).......................................  $       0.35        $       0.32       $       1.04       $       0.95
Net income (diluted).....................................  $       0.35        $       0.32       $       1.04       $       0.93
Cash dividends ..........................................  $       0.150       $       0.137      $       0.436      $       0.392
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                                   Accumulated
                                                                                                      Other
                                                                                                    Comprehen-
                                                                  Common     Capital     Retained     sive      Treasury
(Dollars in thousands, except per-share data)                      Stock     Surplus     Earnings    Income       Stock     Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998 ................................... $ 157,638   $ 293,897   $ 136,668   $ 23,619   $ (3,488)  $608,334
Comprehensive income:
     Net income ................................................                            71,979                           71,979
     Other - net unrealized loss on securities (net of $14.0
               million tax benefit) ............................                                      (26,036)              (26,036)

                                                                                                                           --------
          Total comprehensive income ...........................                                                             45,943
                                                                                                                           --------

Stock dividends issued - 10% (6,302,309 shares) ................    15,754     102,099    (117,917)                             (64)

Stock issued (141,934 shares of treasury stock) ................                (1,286)                            3,104      1,818
Acquisition of treasury stock (561,300 shares) .................                                                 (11,535)   (11,535)

Cash dividends - $0.436 per share ..............................                           (30,197)                         (30,197)

                                                                 ------------------------------------------------------------------

Balance at September 30, 1999 .................................. $ 173,392   $ 394,710   $  60,533   $ (2,417)  $(11,919)  $614,299
                                                                 ==================================================================

Balance at December 31, 1997 ................................... $ 126,497   $ 326,402   $  84,634   $ 28,257   $ (1,299)  $564,491
Comprehensive income:
     Net income ................................................                            65,102                           65,102
     Other -  net unrealized gain on securities (net of
               $675,000 tax expense) ...........................                                       (1,254)               (1,254)

                                                                                                                           --------
          Total comprehensive income ...........................                                                             63,848
                                                                                                                           --------

Stock split - 5 for 4 (13,183,897 shares) ......................    29,963     (30,088)                                        (125)

Stock issued (647,731 shares, including 143,169 shares of
    treasury stock) ............................................     1,178      (2,195)                            2,875      1,858
Acquisition of treasury stock (189,393 shares) .................                                                  (4,289)    (4,289)

Cash dividends - $0.392 per share ..............................                           (27,013)                         (27,013)

                                                                 ------------------------------------------------------------------

Balance at September 30, 1998 .................................. $ 157,638   $ 294,119   $ 122,723   $ 27,003   $ (2,713)  $598,770
                                                                 ==================================================================
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(In thousands)


                                                                                                 Nine Months Ended
                                                                                                   September 30
                                                                                         ----------------------------------
                                                                                              1999              1998
                                                                                         ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income........................................................................ $      71,979     $      65,102

      Adjustments to reconcile net income to net cash provided by operating activities:
           Provision for loan losses ...................................................         6,049             4,299
           Depreciation and amortization of premises and equipment .....................         7,364             7,104
           Net amortization of investment security premiums ............................         1,026               197
           Investment security gains ...................................................        (6,313)          (10,066)
           Net decrease (increase) in mortgage loans held for sale......................         6,185            (3,188)
           Amortization of intangible assets ...........................................           974             1,010
           Decrease (increase) in accrued interest receivable ..........................         2,938            (1,579)
           Decrease in other assets ....................................................         4,321             2,012
           (Decrease) increase in accrued interest payable .............................          (567)            5,202
           Increase (decrease) in other liabilities.....................................         3,074            (3,700)
                                                                                         -------------     -------------
                Total  adjustments......................................................        25,051             1,291
                                                                                         -------------     -------------
                Net cash provided by operating activities ..............................        97,030            66,393
                                                                                         -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Proceeds from sales of securities available for sale .............................        14,434            21,739
      Proceeds from maturities of securities held to maturity ..........................        78,331           127,923
      Proceeds from maturities of securities available for sale ........................       250,978           156,286
      Purchase of securities held to maturity ..........................................          (917)           (5,541)
      Purchase of securities available for sale ........................................      (291,236)         (500,902)
      Decrease (increase) in short-term investments ....................................         1,741              (420)
      Net increase in loans ............................................................      (257,107)          (13,363)
      Purchase of premises and equipment................................................        (9,249)           (9,251)
                                                                                         -------------     -------------
                Net cash used in investing activities ..................................      (213,025)         (223,529)
                                                                                         -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net (decrease) increase in demand and savings deposits ...........................       (59,194)           51,207
      Net (decrease) increase in time deposits .........................................       (27,415)           36,087
      Increase in long-term debt........................................................         1,757           134,660
      Increase (decrease) in short-term borrowings .....................................       218,669           (21,329)
      Dividends paid ...................................................................       (29,230)          (24,481)
      Net proceeds from issuance of common stock .......................................         1,754             1,733
      Acquisition of treasury stock ....................................................       (11,535)           (4,289)
                                                                                         -------------     -------------
                Net cash provided by financing activities...............................        94,806           173,588
                                                                                         -------------     -------------

      Net (Decrease) Increase in Cash and Due From Banks ...............................       (21,189)           16,452
      Cash and Due From Banks at Beginning of Period ...................................       247,558           208,289
                                                                                         -------------     -------------
      Cash and Due From Banks at End of Period ......................................... $     226,369     $     224,741
                                                                                         =============     =============

      Supplemental Disclosures of Cash Flow Information Cash paid during the period for:
           Interest .................................................................... $     129,385     $     127,337
           Income taxes ................................................................ $      22,113     $      24,621


--------------------------------------------------------------------------------
See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE B - 10% Stock Dividend

The Corporation paid a 10% stock dividend on June 1, 1999. All share and per-share information has been restated to reflect the effect of this stock dividend.


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

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows (in thousands):


                                                                 Three months ended          Nine months ended
                                                                    September 30                September 30
                                                               --------------------------------------------------
                                                                 1999          1998          1999          1998
                                                                 ----          ----          ----          ----
Weighted average shares outstanding (basic).............         68,946        68,940        69,086        68,882
Impact of common stock equivalents......................            410           504           418           847
                                                               --------      --------      --------      --------
Weighted average shares outstanding (diluted)...........         69,356        69,444        69,504        69,729
                                                               ========      ========      ========      ========


NOTE D - Reclassifications

Certain amounts in the 1998 consolidated financial statements and notes have been reclassified to conform to the 1999 presentation.

NOTE E - New Accounting Standards

Accounting for Derivative Instruments and Hedging Activities: Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and for Hedging Activities" (Statement 133), was issued in July, 1998. Statement 133 replaces existing accounting practices with a single, integrated accounting framework for derivatives and hedging activities. Under Statement 133, every derivative is recorded in the balance sheet as either an asset or liability measured at its fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective for years beginning after June 15, 2000. The Corporation does not expect the adoption of Statement 133 to have a material impact on its balance sheet or net income.

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

The following table summarizes the reclassification adjustment for realized security gains (net of taxes) for the first nine months of 1999 and 1998.


                                                                                1999           1998
                                                                                ----           ----
                                                                                   (in thousands)
Unrealized holding (losses) gains arising during period..............        $ (21,933)     $   5,289
Less: reclassification adjustment for gains included
        in net income................................................            4,103          6,543
                                                                             ---------      ---------

Net unrealized losses on securities..................................        $ (26,036)     $  (1,254)
                                                                             =========      =========


NOTE F - Shareholder Rights

On June 20, 1989, the Board of Directors of the Corporation approved a Rights Agreement and declared a dividend of one common share purchase right (Original Rights) for each outstanding share of common stock, par value $2.50 per share of the Corporation. The dividend was paid to the shareholders of record as of the close of business on July 6, 1989. On April 27, 1999, the Board of Directors approved an amendment to the Original Rights and the Rights Agreement. The significant terms of the amendment included extending the expiration date from June 20, 1999 to April 27, 2009 and resetting the purchase price to $90.00 per share.

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

The Corporation has made, and may continue to make, certain forward-looking statements with respect to its management of net interest income and margin, the allowance and provision for loan losses, operating expense levels, liquidity and its progress in addressing Year 2000 issues. The Corporation cautions that these forward-looking statements are subject to various assumptions, risks and uncertainties. Because of the possibility of changes in these assumptions, risks and uncertainties, actual results could differ materially from forward-looking statements.

In addition to the factors identified herein, the following could cause actual results to differ materially from such forward looking statements: pricing pressures on loan and deposit products, actions of bank and nonbank competitors, changes in local and national economic conditions, changes in regulatory requirements and regulatory oversight of the Corporation, actions of the Federal Reserve Board, the Corporation's success in merger and acquisition integration, actions of customers in anticipation of year 2000 and the progress of the Corporation in its efforts to ensure Year 2000 compliance.

The Corporation's forward-looking statements are relevant only as of the date on which such statements are made. By making any forward-looking statements, the Corporation assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

RESULTS OF OPERATIONS
---------------------

Quarter ended September 30, 1999 versus Quarter ended September 30, 1998
--------------------------------------------------------------------------

Fulton Financial Corporation's net income for the third quarter of 1999 increased $2.1 million, or 9.2%, in comparison to net income for the third quarter of 1998. Diluted net income per share increased $0.03, or 9.4%, compared to 1998. Third quarter net income of $24.4 million, or $0.35 per share (basic and diluted), represented a return on average assets (ROA) of 1.64% and a return on average equity (ROE) of 15.81%. This compares to 1998 net income of $22.3 million, or $0.32 per share (basic and diluted; 1.59% ROA and 14.94% ROE).

The increase in net income in 1999 resulted from continued expansion of the Corporation's core banking business, as shown by increases in both net interest income and non-interest income. These revenue gains were offset by an increase in the provision for loan losses and other expenses as well as a decrease in investment securities gains.

Net Interest Income
-------------------

Net interest income increased $3.1 million, or 5.3%, for the quarter. Overall, this increase was a result of growth in the Corporation's balance sheet, offset by declines in interest rates. The following tables summarize the components of the increase in net interest income as well as the changes in average balances of interest-earning assets and interest-bearing liabilities from the third quarter of 1998 to the third quarter of 1999 and the average interest rates thereon. All dollar amounts are in thousands.


                                              Three Months Ended
                                                 September 30                              Change
                                    ------------------------------------      ---------------------------------
                                          1999                 1998               Amount                 %
                                    ---------------      ---------------      --------------     --------------
 Interest income .................  $       105,457      $       103,569      $        1,888             1.8%
 Interest expense.................           43,707               44,931              (1,224)           (2.7)
                                    ---------------      ---------------      --------------     --------------

 Net interest income..............  $        61,750      $        58,638      $        3,112             5.3%
                                    ===============     ================      ==============     ==============


                                              Three Months Ended
                                                 September 30                              Change
                                    ------------------------------------      ---------------------------------
                                          1999                 1998               Amount                 %
                                    ---------------      ---------------      --------------     --------------
 Interest-Earning Assets:

 Loans............................  $     4,216,432     $     3,949,822      $       266,610             6.7%
 Investment securities............        1,332,082           1,200,507              131,575            11.0
 Other earning assets.............            2,365              25,348              (22,983)          (90.7)
                                    ---------------      ---------------      --------------     --------------
     Total........................  $     5,550,879     $     5,175,677      $       375,202             7.2%
                                    ===============     ===============      ===============     ==============

 Interest-Bearing Liabilities:

 Deposits.........................  $     3,816,999     $     3,853,410           $  (36,411)           (0.9)%
 Short-term borrowings............          365,815             204,200              161,615            79.1
 Long-term debt...................          298,467             136,450              162,017           118.7
                                    ---------------      ---------------      --------------     --------------
     Total........................  $     4,481,281     $     4,194,060      $       287,221             6.8%
                                    ===============     ================     ===============     ==============

 Yield............................             7.67%               8.05%               (0.38)           (4.7)%
 Cost.............................             3.87%               4.25%               (0.38)           (8.9)%

 Net interest margin (FTE)........             4.55%               4.60%               (0.06)           (1.3)%


The 7.2% increase in average earning assets accounted for an interest income increase of approximately $7.6 million. This was offset by a $5.7 million reduction due to the 38 basis point decline in yield. The decline in overall yields from the third quarter of 1998 to the third quarter of 1999 mirror the decrease in the Corporation's average prime lending rate from 8.50% in 1998 to 8.10% in 1999.

The Corporation's average loan portfolio grew by approximately $267 million, or 6.7%, mainly in commercial loans ($136 million, or 16.2% increase), commercial mortgages ($65 million, or 6.0% increase) and home equity loans ($87 million, or 34.6% increase).

Investment securities, excluding unrealized gains and losses, increased $132 million or 11.0%. Mortgage-backed securities increased $92 million and tax-free municipal investments increased $105 million as their yields continued to be attractive relative to other investment options. These increases were offset by $84 million in net maturities of United States Treasury and Agency securities. Additional funds for purchases of investment securities were provided by an increase in interest-bearing liabilities.

The 6.8% increase in average interest-bearing liabilities resulted in a $3.1 million increase in interest expense. This was offset by a $4.3 million decrease in interest expense as a result of the 38 basis point decrease in the overall cost of interest-bearing liabilities. The increase in interest-bearing liabilities was realized in short-term borrowings ($162 million, or 79.1% increase) and long-term debt ($162 million, or 118.7% increase). The Corporation turned to these other funding sources as alternatives to interest-bearing deposits, which decreased $36.4 million, or 0.9%.

Overall, the Corporation's net interest margin on a fully taxable equivalent basis decreased five basis points to 4.55% in 1999 from 4.60% in 1998. This fairly stable margin reflects the Corporation's success in asset/liability management as average rates fell in comparison to prior year.

Provision and Allowance for Loan Losses

The following table summarizes loans outstanding (including unearned income) as of the dates shown:

                                                September 30       December 31
                                                    1999              1998
                                               --------------    --------------
                                                         (in thousands)


Commercial, financial and agricultural.......  $      622,635    $      559,517
Real estate - construction...................         154,738           130,051
Real estate - mortgage.......................       2,750,280         2,596,364
Consumer ....................................         705,380           698,323
Leasing and other............................          58,871            56,200
                                               --------------    --------------

   Totals....................................  $    4,291,904    $    4,040,455
                                               ==============    ==============

The following table summarizes the activity in the Corporation's allowance for loan losses:


                                                                              Three Months Ended

                                                                                 September 30
                                                                     ------------------------------------
                                                                          1999                 1998
                                                                     ---------------      ---------------
                                                                            (dollars in thousands)
Loans outstanding at end of period (net of unearned)...............  $     4,282,314      $     3,971,827
                                                                     ===============      ===============
Daily average balance of loans and leases..........................  $     4,216,432      $     3,949,822
                                                                     ===============      ===============
Balance of allowance for loan losses
     at beginning of period........................................  $        58,942      $        58,541

Loans charged-off:
    Commercial, financial and agricultural.........................            1,038                  268
    Real estate - mortgage.........................................              436                  384
    Consumer.......................................................            1,497                1,150
    Leasing and other..............................................              471                   45
                                                                     ---------------      ---------------
    Total loans charged-off........................................            3,442                1,847
                                                                     ---------------      ---------------

Recoveries of loans previously charged-off:
    Commercial, financial and agricultural.........................               74                  302
    Real estate - mortgage.........................................               84                  401
    Consumer.......................................................              572                  265
    Leasing and other..............................................               53                    1
                                                                     ---------------      ---------------
    Total recoveries...............................................              783                  969
                                                                     ---------------      ---------------

Net loans charged-off..............................................            2,659                  878

Provision for loan losses..........................................            1,997                1,067
                                                                     ---------------      ---------------

Balance at end of period...........................................  $        58,280      $        58,730
                                                                     ===============      ===============

Net charge-offs to average loans (annualized)......................            0.25%                0.09%
                                                                     ===============      ===============
Allowance for loan losses to loans outstanding.....................            1.36%                1.48%
                                                                     ===============      ===============


The following table summarizes the Corporation's non-performing assets as of the indicated dates.

                                                           Sept. 30             Dec. 31              Sept. 30
(Dollars in thousands)                                       1999                 1998                 1998
                                                       -----------------    -----------------     ----------------
Nonaccrual loans.....................................  $        17,022      $      19,281         $        21,958
Loans 90 days past due and accruing..................            7,349             11,109                   7,986
Other real estate owned (OREO).......................            1,315              1,420                   1,230
                                                       -----------------    -----------------     ----------------
Total non-performing assets..........................  $        25,686      $      31,810         $        31,174
                                                       =================    =================     ================

Non-performing loans/Total loans.....................            0.57%              0.75%                   0.75%
Non-performing assets/Total assets...................            0.43%              0.54%                   0.55%
Non-performing assets/Gross loans and OREO...........            0.60%              0.81%                   0.78%

Additions to the allowance for loan losses are charged to income through the provision for loan losses when, in the opinion of management and based on continuing analyses of the loan portfolio, it is believed that the allowance is not adequate. Management considers various factors in assessing the adequacy of the allowance for loan losses and determining the provision for the period. Among these are charge-off history and trends, risk classification of significant credits, adequacy of collateral, the mix and risk characteristics of loan types in the portfolio, the balance of the allowance relative to total and nonperforming loans and the balance of the allocated and unallocated allowance. Additional consideration is given to local and national economic conditions. The Corporation's policy is individually applied to each of its eleven affiliate banks. Resulting provisions and allowances are aggregated for consolidated financial reporting.

For the third quarter of 1999, net charge-offs totaled $2.7 million, or 0.25% of average loans on an annualized basis. This compares to $878,000, or 0.09%, for the third quarter of 1998. The increase in charge-offs for the third quarter of 1999 was essentially the result of a $500,000 charge-off of a non-performing commercial loan. In addition, the Corporation continued to experience a higher level of consumer loan charge-offs related mainly to its indirect loan portfolio. Despite these losses, the quality of the Corporation's loan portfolio improved as shown by non-performing loans (including loans 90 days past due and still accruing) to total loans of 0.57% at September 30, 1999 as compared to 0.75% at both December 31, 1998 and September 30, 1998.

The provision for loan losses increased $930,000, or 87.2%, to $2.0 million as compared to $1.1 million in the third quarter of 1998. This increase resulted from the higher net charge-off level in the third quarter, however, the provision was less than the charge-offs for the quarter in recognition of the continuing improvement in the quality of the portfolio overall. This improvement is also reflected in the ratio of the allowance for loan losses to total loans, which decreased to 1.36% at September 30,1999 as compared to 1.48% a year ago.

The Corporation's periodic loan portfolio review and allowance calculation resulted in an unallocated allowance for loan losses of 26% at September 30, 1999. Management believes that the allowance balance of $58.3 million is sufficient to cover losses incurred in the loan portfolio and appropriate based on applicable accounting standards.

Other Income
------------
Other income for the quarter ended September 30, 1999 was $16.5 million. This was a increase of $2.3 million, or 16.1%, over the comparable period in 1998. Excluding investment security gains, which decreased from $2.1 million in 1998 to $1.6 million in 1999, other income increased $2.8 million, or 22.8%.

Investment management and trust services income increased $1.4 million, or 43.5%, primarily due to the continued roll-out of investment brokerage services at all eleven of the Corporation's subsidiary banks. Service charges on deposit accounts increased $658,000, or 13.6%, as a result of an increase in cash management and overdraft fees as well as the $110 million, or 4.9%, growth in average savings and demand deposit accounts, which generate the majority of service charges.

Other service charges and fees increased $825,000, or 27.7%, largely due to higher debit card revenue ($197,000, or 42.6% increase) and other special fee revenue. Total mortgage banking income decreased $124,000, or 11.7%, as higher mortgage rates reduced the volume of refinance activity and, consequently, the gains realized on sales.

Other Expenses
--------------

Total other expenses for the third quarter of 1999 of $41.5 million increased $2.6 million, or 6.7%, from $38.9 million in 1998. This moderate increase was realized almost entirely in salaries and employee benefits, which is the largest category of non-interest expense, and other expenses. Occupancy, equipment and special services expenses decreased or rose slightly.

Salaries and employee benefits increased $1.4 million, or 6.7%, to $22.5 million in 1999 as compared to $21.1 million in 1998. Salaries expense increased $1.0 million, or 6.0%, reflecting normal merit increases and a small increase in average full-time equivalent employees from 2,377 in 1998 to 2,401 in 1999. Employee benefits expense increased $389,000, or 9.5%, due to increased medical insurance costs ($119,000, or 8.5%) and profit sharing plan expense ($235,000, or 23.5% increase).

Net occupancy expense increased $190,000 or 6.0% from the prior year. Equipment expense was flat at $2.3 million in both 1999 and 1998. Special services expense, which represents the cost of data processing, decreased $107,000 or 3.8% from $2.8 million in 1998 to $2.7 million in 1999. This decrease resulted from expenses incurred in 1998 to convert the systems of Ambassador Bank of the Commonwealth, which the Corporation acquired on September 11,1998.

Other expenses increased $1.1 million or 11.9%, in 1999 to $10.6 million as compared to $9.4 million for the same period in 1998. The increase resulted from the general growth in the Corporation's business. Categories of expenses registering increases included telephone ($197,000, or 22.7%), Pennsylvania capital shares tax ($132,000, or 15.4%) and consulting services ($127,000, or 23.7%).

Although non-interest expenses increased in the third quarter of 1999, the Corporation continued to improve its efficiency, reflected by its efficiency ratio (operating expenses to revenues) of 52.9%. This was a 1.1 point improvement from 54.0% in 1998

Income Taxes
------------

Income tax expense for the quarter was $10.3 million in 1999, a $217,000 or 2.1% decrease from $10.5 million in 1998. The Corporation's effective tax rates were 29.7% in 1999 and 32.0% in 1998. The 1998 effective tax rate was higher due to lower investments in tax-free municipal investments ($2.3 million in tax-free interest in 1999 as compared to $1.3 million in 1998) and $1.3 million in low-income housing related tax credits, as compared to $1.5 million in 1999.

Nine Months ended September 30, 1999 versus Nine Months ended
-------------------------------------------------------------
September 30, 1998
------------------

Fulton Financial Corporation's net income for the first nine months of 1999 increased $6.9 million, or 10.6%, in comparison to net income for the same period in 1998. Diluted net income per share increased $0.11, or 11.8%, compared to 1998. Net income for the first nine months of 1999 of $72.0 million, or $1.04 per share (basic and diluted), represented a return on average assets (ROA) of 1.65% and a return on average equity (ROE) of 15.63%. This compares to 1998 net income of $65.1 million, or $0.95 per share (basic) and $0.93 per share (diluted) (1.59% ROA and 14.94% ROE).

Net Interest Income
-------------------

Net interest income increased $8.6 million, or 5.0%, for the first nine months of 1999. Overall, this increase was a result of growth in the Corporation's balance sheet, offset by declines in interest rates. The following tables summarize the components of the increase in net interest income as well as the changes in average balances of interest-earning assets and interest-bearing liabilities from 1998 to 1999 and the average interest rates thereon. All dollar amounts are in thousands.

                                              Nine Months Ended
                                                September 30                                 Change
                                    --------------------------------------    -------------------------------------
                                          1999                 1998               Amount                 %
                                    -----------------    -----------------    ----------------    -----------------
 Interest income .................  $       310,282      $       305,135      $         5,147                1.7%
 Interest expense.................          128,818              132,304               (3,486)             (2.6)%
                                    ---------------      ---------------      --------------      -----------------

 Net interest income..............  $       181,464      $       172,831      $         8,633                5.0%
                                    ===============      ===============      ===============     =================
                                              Nine Months Ended
                                                 September 30                                Change
                                    --------------------------------------    -------------------------------------
                                          1999                1998                Amount                 %
                                    -----------------    ----------------     ---------------     -----------------
Interest-Earning Assets:
------------------------

Loans.............................  $     4,121,794      $     3,954,956      $      166,838                4.2%
Investment securities.............        1,329,255            1,096,626             232,629               21.2
Other earnings assets.............            6,500               36,017             (29,517)             (82.0)
                                    -----------------    -----------------    ---------------     -----------------
    Total.........................  $     5,457,549      $     5,087,599      $      369,950                7.3%
                                    =================    =================    ===============     =================

Interest-Bearing Liabilities:
-----------------------------

Deposits..........................  $     3,803,803      $     3,810,288      $       (6,485)              (0.2)%
Short-term borrowing..............          312,489              198,569             113,920               57.4
Long-term debt....................          298,545              120,204             178,341              148.4
                                    -----------------    -----------------    ---------------     -----------------
    Total.........................  $     4,414,837      $     4,129,061      $      285,776                6.9
                                    =================    =================    ===============     =================

Yield.............................            7.72%                8.10%              (0.38)               (4.7)%
Cost..............................            3.90%                4.28%              (0.38)               (8.9)%

Net interest margin (FTE).........            4.56%                4.62%              (0.06)               (1.3)%

The 7.3% increase in average earning assets accounted for an interest income increase of approximately $22.4 million, offset by a reduction of $17.3 million due to the 38 basis point decline in yield. As noted in the third quarter discussion, yields were lower as a result of a decline in average rates in general.

The Corporation's average loan portfolio grew by approximately $167 million, or 4.2%, mainly in commercial loans ($61 million, or 7.0%, increase), commercial mortgages ($83 million, or 8.1%, increase) and home equity loans ($86 million, or 37.2%, increase). These increases were offset by a $39 million, or 6.1%, decrease in direct and indirect consumer loans due to increased competition. In addition, despite recent increases in mortgage rates which have slowed volume, average adjustable rate mortgages decreased $53 million, or 16.1%, as a result of refinance activity earlier in the year.

Investment securities increased $233 million, or 21.2% to $1.3 million in 1999 as compared to $1.1 million in 1998. The increases resulted from sluggish loan growth in the second half of 1998 and the first half of 1999 which resulted in available funds being invested in mortgage-backed securities ($169 million, or 28.4%, increase) and municipal investments ($98 million, or 114.8%, increase).

Funding for the growth in earning assets was provided mainly through borrowings, as average interest-bearing deposit balances were essentially flat compared to 1998. Although balances were flat in total, the Corporation did have success in generating a $64 million, or 4.1%, increase in interest-bearing demand and savings deposits. Time deposits, however, decreased $70 million, or 3.1%. Short-term borrowings, mainly federal funds purchased, increased $114 million, or 57.4%. Long-term debt, mainly advances from the Federal Home Loan Bank, incurred in the last half of 1998, increased $178 million, or 148.4%. Borrowings were considered to be cost-effective alternatives to increasing time-deposit rates.

In addition to borrowings, the Corporation also experienced an increase in non-interest bearing deposits, which grew $65 million, or 9.9% in comparison to the prior year.

The 6.9% increase in average interest-bearing liabilities resulted in a $9.9 million increase in interest expense. This was offset by a $13.4 million decrease in interest expense as a result of a 38 basis point decrease in the overall cost of interest-bearing liabilities.

Provision for Loan Losses
-------------------------

The following table summarizes the activity in the Corporation's allowance for loan losses:

                                                                               Nine Months Ended
                                                                                 September 30
                                                                     -------------------------------------
                                                                           1999                 1998
                                                                     ---------------      ----------------
                                                                            (dollars in thousands)

Loans outstanding at end of period (net of unearned)...............  $     4,282,314      $     3,971,881
                                                                     ===============      ===============
Daily average balance of loans and leases..........................  $     4,121,794      $     3,953,779
                                                                     ===============      ===============
Balance of allowance for loan losses
     at beginning of period........................................  $        57,415      $        57,557

Loans charged-off:
    Commercial, financial and agricultural.........................            1,810                1,110
    Real estate -- mortgage........................................            1,029                  885
    Consumer.......................................................            5,358                3,412
    Leasing and other..............................................              539                   72
                                                                     ---------------      ---------------
    Total loans charged-off........................................            8,736                5,479
                                                                     ---------------      ---------------
Recoveries of loans previously charged-off:
    Commercial, financial and agricultural.........................            1,425                  737
    Real estate -- mortgage........................................              555                  729
    Consumer.......................................................            1,519                  885
    Leasing and other..............................................               53                    2
                                                                     ---------------      ---------------
    Total recoveries...............................................            3,552                2,353
                                                                     ---------------      ---------------

Net loans charged-off..............................................            5,184                3,126

Provision for loan losses..........................................            6,049                4,299
                                                                     ---------------      ---------------

Balance at end of period...........................................  $        58,280      $        58,730
                                                                     ===============      ===============

Net charge-offs to average loans (annualized)......................            0.17%                0.11%
                                                                     ===============      ===============
Allowance for loan losses to loans outstanding.....................            1.36%                1.48%
                                                                     ===============      ===============

Refer to the "Provision for Loan Losses" section of Management's Discussion in the third quarter discussion for a summary of the Corporation's process for establishing the provision and allowance for loan losses. For the first nine months of 1999, net charge-offs totaled $5.2 million, or 0.17%, of average loans on an annualized basis. This compares to $3.1 million, or 0.11%, in 1998 and 0.14% for all of 1998. Non-performing loans to total loans were 0.57% at September 30, 1999 as compared to 0.75% at both December 31, 1998 and September 30, 1998.

Although there were improvements in some of the Corporation's loan quality measures, the provision for loan losses increased $1.8 million, or 40.7% in comparison to the first nine months of 1998. The increase in the provision resulted from higher charge-off levels in 1999 as compared to 1998. In fact, adjusting for several unusual recoveries on commercial loans, the provision was roughly equal to the adjusted net charge-offs for the period.

The Corporation's periodic loan portfolio review and allowance calculation resulted in an unallocated allowance for loan losses of 26% at September 30, 1999. Management believes that the allowance balance of $58.3 million is sufficient to cover losses incurred in the loan portfolio and appropriate based on applicable accounting standards.

Other Income
------------
Other income for the nine months ended September 30, 1999 was $47.4 million. This was an increase of $2.1 million or 4.6% over the comparable period in 1998. Excluding investment security gains, which decreased from $10.1 million in 1998 to $6.3 million in 1999, other income increased $5.9 million, or 16.6%. Increases were realized in all major categories of other income except for mortgage banking income.

Investment management and trust services income increased $2.6 million, or 27.4%, due to the introduction of new trust products and services, particularly investment brokerage services, and continued emphasis on the Corporation's traditional trust services.

Service charges on deposit accounts increased $1.5 million, or 10.7%, as a result of the $128 million, or 5.8% growth in average savings and demand deposit accounts which generate the majority of service charges. Other service charges and fees increased $1.8 million, or 21.1%, as a result of higher debit card revenue ($576,000, or 47.1% increase), and other special fee revenue. Mortgage banking income remained flat at $3.4 million as refinance activity slowed.

Other Expenses
--------------

Total other expenses for the first nine months of 1999 of $120.7 million showed an increase of $2.2 million or 1.8% over 1998. This small increase was attributable to expense management efforts in 1999, as well as certain non-recurring items in 1998. In 1998, the Corporation incurred $1.3 million in professional fee expenses related to mergers and acquisitions, $200,000 of costs related to the conversion of Lebanon Valley National Bank's data processing systems and $500,000 of expenses from contributions related to low income housing projects. Excluding these expenses, the increase in total other expenses was a still moderate $4.2 million, or 3.6%.

Salaries and employee benefits increased $3.2 million, or 5.1%, in comparison to the first nine months of 1998. Salaries expense increased $1.9 million, or 3.7% mainly due to normal merit increases. Employee benefits expense increased $1.3 million, or 10.8%, mainly due to increased medical insurance costs and profit sharing expense.

Net occupancy expense increased $319,000, or 3.4%, due to growth. Equipment expense decreased $130,000, or 1.8%, and special services expense, which represents the cost of data processing, increased $563,000, or 7.2%. The decrease in equipment expense and the increase in special services reflect the conversion of Lebanon Valley National Bank to the Corporation's outside data processing servicer upon being acquired by the Corporation in March, 1998. Prior to the merger, Lebanon Valley's core data processing function was in-house, using bank-owned equipment, software and personnel. Subsequent to the acquisition, Lebanon Valley was added to the Corporation's organization-wide third party data processing system.

Other expenses decreased $1.8 million, or 5.8%, in 1999 to $29.6 million, as compared to $31.4 million for the same period in 1998. This decrease was mainly due to the nonrecurring expenses previously discussed.


Income Taxes
------------

Income tax expense for the first nine months of 1999 was $30.1 million as compared to $30.2 million for the comparable period in 1998, a $47,000 or 0.2% decrease. The effective tax rate was 29.5% for 1999 and 31.7% in 1998. The 1998 effective rate was higher due to the impact of the non-deductible merger-related expenses incurred in 1998, higher investments in municipal securities in 1999 and an increase in federal tax credits on low income housing investments to $4.5 million in 1999 from $3.9 million in 1998.

FINANCIAL CONDITION
-------------------

At September 30, 1999, the Corporation had total assets of $6.0 billion, reflecting an increase of $130.8 million, or 2.2%, from December 31, 1998.

The increase in assets was almost entirely due to loan growth, with loans (net of unearned) increasing $251.9 million, or 6.3% to $4.3 billion at September 30, 1999 as compared to $4.0 billion at December 31, 1998. Most of this increase occurred as a result of new loan production during the third quarter of 1999. This loan growth was realized mainly in commercial loans and mortgages.

The $252 million increase in loans, coupled with an $86.6 million, or 1.9% decrease in deposits required total additional funding of $339 million. This was provided mainly by short-term borrowings ($218.7 million, or 92.8% increase) and maturities of investment securities ($98.7 million decrease). The effect of funding through borrowings rather than deposits had a minimal impact on the Corporation's net interest income and net interest margin (see "Net Interest Income" section of Management's Discussion).

Capital Resources
-----------------

Shareholders' equity increased $6.0 million or 1.0% during the first nine months of 1999. Net income of $72.0 million, offset by $30.2 million in cash dividends to shareholders, produced a net increase to equity of $41.8 million. However, increases in interest rates had a negative impact on the value of the Corporation's investment portfolio (primarily U.S. Treasury and Agency securities), resulting in a $26.0 million after tax reduction in unrealized gains on securities. In addition, the Corporation's treasury stock investments increased $8.4 million, or 242% as a result of its current buy-back program, resulting in further decreases to total equity.

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

As of September 30, 1999, the Corporation and each of its subsidiaries met the minimum capital requirements. In addition, the Corporation and each of its subsidiaries' capital ratios exceeded the amounts required to be considered "well-capitalized" as defined in the regulations.

The Corporation's total and Tier I risk-based capital ratios have placed the Corporation in the top half of its self-defined peer group over the past year. The Corporation's ratio of Tier I capital to average assets has placed it in the top quartile in comparison to its peers.

On April 27, 1999, the Board of Directors approved a plan to repurchase up to 770,000 shares of the Corporation's common stock through March 31, 2000. Treasury stock acquired under this plan will be used for the Corporation's Employee Stock Purchase Plan, Incentive Stock Option Plan and other benefit plans. Through September 30, 1999, 518,300 shares had been repurchased under this plan.

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

All five phases of the plan have been completed for all mission critical systems, including third party data processing providers. The Corporation also has completed business contingency plans for all critical processes within the organization. Testing alternative work-around processes from these business contingency plans was completed during September, 1999 and necessary adjustments were made to insure success when used. During the last quarter of 1999, the Corporation will continue to re-inspect all processes, beginning with the most critical, for continual assurance that contingency planning adequately addresses potential disruptions. In addition, the Corporation continues to review and improve the documented business contingency plans.

Since the beginning of its Year 2000 efforts, the Corporation has incurred approximately $2.0 million in expenses related to the Year 2000 ($1.2 million in 1999). In addition, capital expenditures to replace non-compliant hardware, software and other equipment have totaled approximately $5.5 million ($2.5 million in 1999). The Corporation expects to incur an additional $300,000 in expenses as it continues to re-test renovated systems and test its contingency plans during the remainder of 1999.

While these costs are related to the Year 2000 Problem, many also represent significant improvements to the technology infrastructure for Fulton Financial Corporation and its bank subsidiaries. Improvements at

Fulton Bank included finishing migration to a new branch automation solution and completing the wide area telecommunications network for both branch and security communication.

Since third-party service providers perform most major data processing functions of the Corporation, the Corporation has not incurred any material costs to address the Year 2000 Problem other than those discussed above. The Corporation expects, at this time, that the Year 2000 Problem will have no material adverse effect on the products and services it offers or on competitive conditions; however, continued testing with mission critical third-party service providers will further validate the readiness of these providers for this change. Similarly, the Corporation believes that the Year 2000 Problem should have no material adverse effect on the Corporation's business, operations or financial condition, based on surveys of its major business loan customers and other actions designed to evaluate the risks associated with the Year 2000 Problem, however, it cannot rule out the possibility that the Year 2000 Problem might have such an effect. The Corporation continues to evaluate such risks throughout the remainder 1999.

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

As documented herein, the Corporation has made significant investments to address the Year 2000 problem. Despite these efforts and the Corporation's confidence in the integrity of its systems and processes, it is possible that certain customers may withdraw higher than usual amounts of cash from their accounts near the end of the year. As part of its contingency planning, the Corporation has verified with its external liquidity sources that additional cash will be available if needed. While it is expected that customer actions in anticipation of the year 2000 will not have a material adverse impact on the Corporation's financial statements, the impact will not be known until such actions occur.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

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

Equity Market Price Risk
------------------------

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation's equity investments consist of common stocks of publicly traded financial institutions (cost basis of approximately $53.5 million) and U.S. Government and agency stock (cost basis of approximately $31.3 million). The Corporation's financial institutions stock portfolio had unrealized gains of approximately $17.9 million at September 30, 1999.

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

FULTON FINANCIAL CORPORATION
INTEREST RATE SENSITIVITY
(dollars in thousands)


                                                   Expected Maturity Period
                     ---------------------------------------------------------------------------------------
                                                                                            (greater than)               Estimated
                     (less than)1 Year    1-2 Years   2-3 Years    3-4 Years   4-5 Years        5 Years         Total    Fair Value
                     -----------------    ---------   ---------   ----------   ---------  ------------------ ----------- -----------

Fixed rate loans (1)       $   739,223   $  591,378   $ 443,534   $   295,689   $ 236,551   $   650,517      $ 2,956,892  $2,942,108

    Average rate (2)             8.06%        8.03%       7.94%         7.93%       7.85%         7.70%            7.93%
Floating rate
  loans (1)                    333,753      200,252     146,851       133,501      53,400       467,255        1,335,012   1,333,914

    Average rate                 8.71%        8.93%       8.90%         8.92%       8.18%         8.08%            8.54%

Fixed rate invest-
  ments (3)                    350,616      233,744     116,872       175,308      58,436       233,825        1,168,801   1,167,800

    Average rate                 6.37%        6.01%       6.03%         6.05%       6.06%         5.92%            6.11%
Floating rate invest-
  ments (3)                     12,259           --          --            --          --            --           12,259      13,553

    Average rate                 4.53%           --          --            --          --            --            4.53%

Other interest-
  earning assets               106,016           --          --            --          --            --          106,016     109,788

    Average rate                 5.69%           --          --            --          --            --            5.69%
                           -------------------------------------------------------------------------------------------------------
Total                      $ 1,541,867   $1,025,374   $ 707,257 $     604,498   $ 348,387   $ 1,351,597      $ 5,578,980  $5,567,163

    Average rate                 7.63%        7.75%       7.82%         7.60%       7.60%         7.52%            7.64%
                           -------------------------------------------------------------------------------------------------------
Fixed rate
  deposits (4)             $ 1,284,502   $  428,167   $ 256,900 $     107,042   $  42,817   $    21,409      $ 2,140,837  $2,141,654

    Average rate                 4.92%        5.31%       5.28%         5.63%       5.25%         5.61%            5.09%
Floating rate
  deposits (5)                 747,679       83,075      66,460        66,460      66,460       631,375        1,661,509   1,661,509

    Average rate                 2.83%        1.44%       1.40%         1.40%       1.40%         1.35%            2.03%

Fixed rate
  borrowings (6)                74,444        2,978      29,778           357      29,778       160,440       297,775      291,820
    Average rate                 5.44%        5.79%       4.80%         5.25%       4.99%         5.18%         5.19%
Floating rate
  borrowings (7)               454,254           --          --            --          --            --       454,254      454,254
    Average rate                 4.47%           --          --            --          --            --         4.47%
                           -------------------------------------------------------------------------------------------------------

Total                      $ 2,560,879   $  514,220   $ 353,138   $   173,859   $ 139,055   $   813,224   $ 4,554,375   $4,549,237
    Average rate                 4.25%        4.69%       4.51%         4.01%       3.35%         2.22%         3.92%
                           -------------------------------------------------------------------------------------------------------

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

Static gap analysis provides a measurement of repricing risk in the Corporation's balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation's assets and liabilities into predetermined repricing periods. The assets and liabilities in each of these periods are summed and compared for mismatches within that maturity segment. Core deposits having noncontractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans held and for mortgage-backed securities includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation's policy limits the cumulative 6-month gap to plus or minus 15 percent of total earning assets. The Corporation was positioned within this range throughout the first nine months of 1999. At September 30, 1999, the cumulative 6-month gap was 0.87.

Simulation of net interest income and of net income is performed for the next twelve-month period. A variety of interest rate scenarios is used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of earnings is used primarily to measure the Corporation's short-term earnings exposure to rate movements. The Corporation's policy limits the potential exposure of net interest income to 10% of the base case net interest income for every 100 basis point "shock" in interest rates. A "shock' is an immediate upward or downward movement of interest rates across the yield curve based upon changes in the prime rate. As of September 30, 1999, the Corporation had risk exposures of loss of net interest income over the next twelve months that were within the allowable policy maximums as established by the Corporation. These rate exposure tests are processed for scenarios where interest rates are shocked upward or downward by 100, 200 and 300 basis points.

Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer term repricing risks and options in the Corporation's balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point "shock" movement in interest rates. As of September 30, 1999, the exposures to market value in upward or downward shocks of 100, 200 and 300 basis points were estimated to have potential effects upon economic equity that were within the limits established in the Corporation's policy.

PART II -- OTHER INFORMATION
----------------------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits -- The following is a list of the exhibits required by
              Item 601 of Regulation S-K and filed as part of this report:

              (1) Articles of incorporation, as amended and restated, and Bylaws of Fulton Financial Corporation, as amended.

              (2) Instruments defining the right of securities holders,
                  including indentures:

                  (a) Rights Agreement dated June 20, 1989, as amended and
                      restated on April 27, 1999 between Fulton Financial Corporation and Fulton Bank Incorporated by reference to
                      Exhibit 1 of the Fulton Financial Corporation Current Report on Form 8-K dated April 27, 1999.

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

              (4) Financial Data Schedule - September 30, 1999

              (5) Financial Data Schedule - September 30, 1998 (restated).

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



FULTON FINANCIAL CORPORATION



Date:    November 10, 1999                   /s/ Rufus A. Fulton, Jr.
      -----------------------                -------------------------------
                                                 Rufus A. Fulton, Jr.
                                                 Chairman, President and
                                                 Chief Executive Officer




Date:    November 10, 1999                   /s/ Charles J. Nugent
      -----------------------                -------------------------------
                                                 Charles J. Nugent
                                                 Executive Vice President and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

                           Exhibits Required Pursuant
                          to Item 601 of Regulation S-K
                          -----------------------------

     3. Articles of incorporation, as amended and restated, and Bylaws of Fulton Financial Corporation, as amended.

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


     27.     Financial data schedule - September 30, 1999.