Form 10-K
period 1999-12-31
FULTON FINANCIAL CORP
filed 2000-03-29
CIK 700564

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 1999, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from            to
                                   ----------    ----------

                        Commission File Number: 0-10587

                         FULTON FINANCIAL CORPORATION
     ----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                            23-2195389
     ----------------------------------------------------------------------
          (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)         Identification No.)

     One Penn Square, P. O .Box 4887, Lancaster, Pennsylvania      17604
     ----------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)

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
       Common Stock, $2.50 Par Value                       None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of 62,280,451 shares of common stock held by non-affiliates, calculated based on the average of the bid and asked prices on March 15, 2000, was approximately $1.0 billion.

As of March 15, 2000 there were 67,959,783 shares of Fulton Financial Corporation common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference:


                                            Part of Form 10-K into
   Document                                   which incorporated
   --------                                 ----------------------
Definitive Proxy Statement of                     Part III
Fulton Financial Corporation
dated March 9, 2000

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

     Fulton Financial Corporation is registered with the Federal Reserve Board in accordance with the requirements of the Federal Bank Holding Company Act of 1956, as amended. The Corporation and its subsidiaries are subject to regulation and periodic review by the Federal Reserve Board, the Office of the Comptroller of the Currency, the Pennsylvania Department of Banking, the State of Maryland and the New Jersey Department of Banking.

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

                                                                                                    No. of Employees
                                                                                                  --------------------
                                                      Main Office           Total       Total        Full-    Part-
               Banking Subsidiary                       Location           Assets      Deposits      time      time
 ---------------------------------------------   ----------------------   ----------  ----------  ---------  ---------
                                                                             (in
                                                                          millions)
 Fulton Bank                                     Lancaster, PA                $2,303      $1,601        823       264
 Lebanon Valley Farmers Bank                     Lebanon, PA                     686         550        173        39
 Swineford National Bank                         Hummels Wharf, PA               271         208         79        47
 Lafayette Ambassador Bank                       Easton, PA                      825         667        287        60
 FNB Bank, N.A.                                  Danville, PA                    311         240         80        21
 Great Valley Bank                               Reading, PA                     341         227         79        20
 Hagerstown Trust Company                        Hagerstown, MD                  399         325        161        22
 Delaware National Bank                          Georgetown, DE                  153         126         60        19
 Bank of Gloucester County                       Woodbury, NJ                    330         279        118        49
 Woodstown National Bank & Trust Co.             Woodstown, NJ                   297         253         81        57
 Peoples Bank of Elkton                          Elkton, MD                      118          88         36         4
 Fulton Financial (Parent Company)               Lancaster, PA                   N/A         N/A        106         7
                                                                                                  ---------  ---------
                                                                                                      2,083       609
                                                                                                  =========  =========

     Fulton Financial Corporation maintains branch offices in 22 counties across four mid-Atlantic states. In eleven of these counties, the Corporation ranks in the top three in deposit market share (based on deposits as of June 30, 1999). The following table summarizes information about the counties in which the Corporation has branch offices and its market position in each county.


                                                                                No. of Financial     Deposit Market
                                                                                  Institutions       Share (6/30/99)
                               Population                                    ---------------------  ------------------
                                 (1999                  Banking                Banks/     Credit
       County         State    Estimate)               Subsidiary             Thrifts     Unions      Rank        %
-------------------  -------   -----------  -------------------------------  ---------  ----------  --------  --------
Lancaster               PA         459,000  Fulton Bank                          18         12         1        22.4%
Dauphin                 PA         245,000  Fulton Bank                          20         13         6         5.2
Cumberland              PA         209,000  Fulton Bank                          15         11         13        1.9
York                    PA         376,000  Fulton Bank                          21         22         18        0.8
Chester                 PA         426,000  Fulton Bank                          39         11         21        0.8
Lebanon                 PA         118,000  Lebanon Valley Farmers Bank           8          2         1        36.1
Schuylkill              PA         147,000  Lebanon Valley Farmers Bank          20          8         7         3.5
Berks                   PA         357,000  Lebanon Valley Farmers Bank          21         20         23        0.5
                                            Great Valley Bank                                          9         4.0
Montgomery              PA         723,000  Great Valley Bank                    43         35         44        0.1
Snyder                  PA          38,000  Swineford National Bank               7          0         1        35.2
Union                   PA          41,000  Swineford National Bank               8          1         6         5.7
Northumberland          PA          93,000  Swineford National Bank              18          3         12        2.5
                                            FNB Bank, N.A.                                             3         7.5
Montour                 PA          18,000  FNB Bank, N.A.                        5          3         1        38.9
Lycoming                PA         117,000  FNB Bank, N.A.                       11         13         13        0.9
Columbia                PA          64,000  FNB Bank, N.A.                       10          0         8         5.1
Northampton             PA         259,000  Lafayette Ambassador Bank            18         18         3        11.9
Lehigh                  PA         300,000  Lafayette Ambassador Bank            23         16         3         4.6
Washington              MD         128,000  Hagerstown Trust Company             10          3         1        22.6
Cecil                   MD          84,000  Peoples Bank of Elkton                7          3         2        15.0
Sussex                  DE         139,000  Delaware National Bank               13          5         6         1.1
Gloucester              NJ         249,000  Bank of Gloucester County            26          5         3        11.4
                                            Woodstown National Bank                                    10        3.1
Salem                   NJ          65,000  Woodstown National Bank               8          4         1        20.1


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

     Fulton offers a full range of retail and commercial banking products and services, including: demand, savings and time deposits; commercial, consumer and mortgage loans; vehicle and equipment leasing and financing; VISA and MasterCard credit cards; VISA debit cards; and a wide range of international services such as letters of credit and currency exchange. Fulton maintains a network of automated teller machines, which is integrated with the MAC(TM) regional and CIRRUS(TM) national automated teller systems, as well as telephone banking services through the Bank-By-Phone system and PC banking through the internet.

     Fulton has trust powers and maintains a staff of investment management and trust services professionals. Services provided include trust and estate planning, investment management, estate settlement, private banking, investment and brokerage services, a mutual fund asset allocation program, and IRA rollovers. Institutional services available include full service retirement plan management and 401(k) programs, cash reserve investment management accounts, administrative and investment services for foundations and endowments and comprehensive corporate trust services.

     Advancements in technology such as telephone and PC banking have removed many of the geographical constraints to traditional banking. While Fulton offers such banking alternatives and will continue to promote these and other services in the future, its success has traditionally been the result of its community banking philosophy. Fulton's branch network is its main distribution channel and its primary "market area" as defined by these physical locations is the south-central region of Pennsylvania. Approximately 70 percent of the business of Fulton is derived from Lancaster County, where its administrative headquarters and 31 branch offices are located. The remaining 30% of Fulton's business is derived from Dauphin, Cumberland, York and Chester Counties, where it maintains 19 branch office locations.

     Fulton's market area has experienced stable economic conditions and relatively low unemployment rates in recent years. Lancaster, Chester and York Counties have a diverse economic base with a wide range of manufacturing, distribution and service companies. Dauphin and Cumberland Counties are also home to a variety of industries, however, their local economies are anchored by the thousands of employees of the state government in the capitol city of Harrisburg. Fulton's market is also one of the top agricultural production areas in the country.

                           Lebanon Valley Farmers Bank
                           ---------------------------

     Lebanon Valley Farmers Bank (LVFB), was formed through the merger of Lebanon Valley National Bank (acquired by the Corporation on March 27, 1998) with Farmers Trust Bank, an existing affiliate bank of the Corporation, which was chartered under the laws of the Commonwealth of Pennsylvania in 1892. LVFB is a member of the Federal Reserve System and its deposits are insured by the FDIC. LVFB is subject to regulation and periodic examination by the Federal Reserve Bank of Philadelphia and by the Pennsylvania Department of Banking. In addition to its administrative headquarters located in Lebanon, Pennsylvania, LVFB maintains 17 branch offices in Lebanon (15 branches), Berks (1) and Schuylkill (1) Counties.

     LVFB offers a full range of general retail and commercial banking services, including demand, savings and time deposits, and commercial, consumer, and mortgage loans. LVFB maintains automated teller machines which are integrated with the MAC(TM) regional and CIRRUS(TM) national automated teller systems.

     LVFB has trust powers and offers a variety of services through its investment management and trust services group, including estate planning, executorships, estate administration, living trusts, life insurance trusts, testamentary trusts, custodianships, guardianships, investment management accounts, escrow accounts and mutual fund asset allocation accounts.

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

     In addition to its administrative headquarters located in Hummels Wharf, Pennsylvania, Swineford maintains seven branch offices. Swineford's market area is located entirely in Pennsylvania and includes Snyder, Northumberland and Union Counties.

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

                           Lafayette Ambassador Bank
                           -------------------------

     Lafayette Ambassador Bank (Lafayette) is a full-service commercial bank which was originally chartered under the laws of the Commonwealth of Pennsylvania in 1922 as Lafayette Trust Bank. During 1988, Lafayette Trust Bank and Pen Argyl National Bank, both wholly-owned subsidiaries of Fulton Financial Corporation, merged to form Lafayette Bank. During 1991, Second National Bank of Nazareth, a wholly-owned subsidiary of Fulton Financial Corporation serving the same market area, was merged into Lafayette Bank. During 1998, Ambassador Bank of the Commonwealth merged with Lafayette Bank to form Lafayette Ambassador Bank.

     Lafayette is a state-chartered bank whose deposits are insured by the FDIC and is a member of the Federal Reserve System. Lafayette is subject to regulation and periodic examination by the FDIC and by the Pennsylvania Department of Banking. In addition to its administrative headquarters located in the City of Easton, Lafayette currently maintains 21 branch offices, all of which are located in Northampton County and Lehigh County, Pennsylvania.

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

     In addition to its administrative headquarters located in the City of Reading, Great Valley maintains nine branch offices and one remote service facility. The market area of Great Valley includes Berks County, Pennsylvania and a portion of Montgomery County, Pennsylvania.

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

     In addition to its administrative headquarters located in Hagerstown, Maryland, Hagerstown maintains fourteen branch offices, all of which are located in Washington County, Maryland.

     Hagerstown offers a full range of general retail and commercial banking services, including demand, savings and time deposits and commercial, consumer and mortgage loans. Hagerstown maintains automated teller machines which are integrated with MAC(TM) and HONOR(TM) regional and STAR(TM) national automated teller systems.

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

     Delaware maintains five branch offices in addition to an operations and administrative facility, all of which are located within Sussex County, Delaware.

     Delaware offers a full range of banking services including retail and commercial checking, savings and time deposits, and consumer, mortgage, and commercial loans. Delaware also offers investment and brokerage services. Delaware currently maintains automated teller machines on the MAC(TM) regional automated teller system.

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

     Gloucester offers a full range of banking services including retail and commercial checking, savings and time deposits, and consumer, mortgage and commercial loans. Gloucester offers investment and discount brokerage services and recently acquired trust powers. Gloucester has automated teller machines on the MAC(TM) regional automated teller system.

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

     Woodstown maintains eight full service branch offices located in Salem and Gloucester Counties, New Jersey.

     Woodstown offers a full range of banking services, including retail and commercial checking, savings and time deposits, and consumer, mortgage and commercial loans. Woodstown offers investment and discount brokerage services and, through its trust operations, provides investment management, estate settlement and planning and trust management services. Woodstown maintains automated teller machines on the MAC(TM) regional automated teller system.

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

FULTON FINANCIAL CORPORATION
COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

                                                                             Year Ended December 31
                                              -------------------------------------------------------------------------------
(Dollars in thousands)                                           1999                                     1998
-----------------------------------------------------------------------------------------------------------------------------
                                                 Average                     Yield/      Average                      Yield/
ASSETS                                           Balance       Interest       Rate       Balance        Interest       Rate
-------------------------------------------   -------------  ------------- ---------  -------------   ------------- ---------
Interest-earning assets:
  Loans and leases (1)...................     $  4,181,654   $    343,906     8.22%   $  3,968,971    $    338,667     8.53%
  Taxable investment securities (2)......        1,041,274         62,229     5.98         985,026          60,744     6.17
  Tax-exempt investment securities (2)...          189,657          8,388     4.42          96,885           4,749     4.90
  Equity securities (2)..................           82,087          4,124     5.02          70,916           3,505     4.94
  Short-term investments.................            5,558            267     4.80          30,013           1,700     5.66
                                              -------------  ------------- ---------  -------------   ------------- ---------
Total interest-earning assets............        5,500,230        418,914     7.62       5,151,811         409,365     7.95
Noninterest-earning assets:
  Cash and due from banks................          217,605                                 210,105
  Premises and equipment.................           77,348                                  74,589
  Other assets(2)........................          154,419                                 157,801
  Less: Allowance for loan losses........          (58,983)                                (58,859)
                                              -------------                           -------------
          Total Assets...................     $  5,890,619                            $  5,535,447
                                              =============                           =============

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Demand deposits........................     $    575,822   $      7,656     1.33%   $    531,210    $      8,433     1.59%
  Savings deposits.......................        1,033,679         22,964     2.22       1,018,340          25,745     2.53
  Time deposits..........................        2,196,397        112,545     5.12       2,263,060         125,506     5.55
  Short-term borrowings..................          349,505         16,019     4.58         209,292           9,124     4.36
  Long-term debt.........................          302,158         15,643     5.18         162,525           8,886     5.47
                                              -------------  ------------- ---------  -------------   ------------- ---------
Total interest-bearing liabilities.......        4,457,561        174,827     3.92       4,184,427         177,694     4.25
Noninterest-bearing liabilities:
  Demand deposits........................          723,142                                 666,101
  Other..................................           93,988                                  97,367
                                              -------------                           -------------
          Total Liabilities..............        5,274,691                               4,947,895
Shareholders' equity.....................          615,928                                 587,552
                                              -------------                           -------------
          Total Liabilities and
            Shareholders' Equity.........     $  5,890,619                            $  5,535,447
                                              =============                           =============
Net interest income......................                         244,087                                  231,671
Net yield on interest-earning assets.....                                     4.44%                                    4.50%
Tax equivalent adjustment (3)............                           6,899                                    4,436
                                                             ------------- ---------                  ------------- ---------
Net interest margin......................                    $    250,986     4.56%                   $    236,107     4.58%
                                                             ============= =========                  ============= =========

                                                           Year Ended December 31
                                               --------------------------------------------
(Dollars in thousands)                                             1997
-------------------------------------------------------------------------------------------

                                                  Average                       Yield/
ASSETS                                            Balance        Interest        Rate
---------------------------------------------  -------------  ------------- ---------
Interest-earning assets:
  Loans and leases (1)...................      $  3,765,384   $    324,815      8.63%
  Taxable investment securities (2)......           855,670         53,005      6.19
  Tax-exempt investment securities (2)...            76,501          4,301      5.62
  Equity securities (2)..................            57,544          2,823      4.91
  Short-term investments.................            40,161          2,304      5.74
                                                -----------   ------------   -------
Total interest-earning assets............         4,795,260        387,248      8.08
Noninterest-earning assets:
  Cash and due from banks................           190,345
  Premises and equipment.................            70,480
  Other assets(2)........................           138,509
  Less: Allowance for loan losses........           (56,144)
                                               ------------
          Total Assets...................      $  5,138,450
                                               ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Demand deposits........................      $    494,788   $      9,111      1.84%
  Savings deposits.......................         1,001,277         25,658      2.56
  Time deposits..........................         2,131,177        118,560      5.56
  Short-term borrowings..................           227,805         10,828      4.75
  Long-term debt.........................            66,139          3,996      6.04
                                               ------------   ------------   -------
Total interest-bearing liabilities.......         3,921,186        168,153      4.29
Noninterest-bearing liabilities:
  Demand deposits........................           607,306
  Other..................................            86,736
                                               ------------
          Total Liabilities..............         4,615,228
Shareholders' equity.....................           523,222
                                               ------------
          Total Liabilities and
            Shareholders' Equity.........      $  5,138,450
                                               ============
Net interest income......................                          219,095
Net yield on interest-earning assets.....                                       4.57%
Tax equivalent adjustment (3)............                            5,850
                                                              ------------    ------
Net interest margin......................                     $    224,945      4.69%
                                                              ============    ======

(1)  Includes nonperforming loans.
(2) Balances include amortized historical cost for available for sale securities. The related unrealized holding gains on securities are included in other assets.
(3) Based on marginal Federal income tax rate and statutory interest expense disallowances.

FULTON FINANCIAL CORPORATION
RATE/VOLUME TABLE

     The following table sets forth for the periods indicated a summary of changes in interest income and interest expense resulting from corresponding volume and rate changes:

                                                     1999 vs. 1998                              1998 vs. 1997
                                                Increase (decrease) due                    Increase (decrease) due
                                                      to change in                               to change in
                                          -------------------------------------      -------------------------------------
                                            Volume        Rate         Net             Volume        Rate          Net
                                          ---------    ----------  ------------      ----------    --------    -----------
                                                                          (in thousands)
Interest income on:
  Loans and leases....................    $  18,148    $ (12,909)  $   5,239         $   17,562     $ (3,710)  $  13,852
  Taxable investment securities.......        3,469       (1,984)      1,485              8,013         (274)      7,739
  Tax-exempt investment securities....        4,547         (908)      3,639              1,146         (698)        448
  Equity securities...................          552           67         619                656           26         682
  Short-term investments..............       (1,385)         (48)     (1,433)              (582)         (22)       (604)
                                          ---------    ---------   ---------         ----------     --------   ---------
    Total interest-earning assets.....    $  25,331    $ (15,782)  $   9,549         $   26,795     $ (4,678)  $  22,117
                                          =========    =========   =========         ==========     ========   =========

Interest expense on:
  Demand deposits.....................    $     708    $  (1,485)  $    (777)        $      671     $ (1,349   $    (678)
  Savings deposits....................          388       (3,169)     (2,781)               437         (350)         87
  Time deposits.......................       (3,697)      (9,264)    (12,961)             7,337         (391)      6,946
  Short-term borrowings...............        6,113          782       6,895               (880)        (824)     (1,704)
  Long-term debt......................        7,634         (877)      6,757              5,823         (933)      4,890
                                          ---------    ---------   ---------         ----------     --------   ---------
    Total interest-bearing liabilities    $  11,146    $ (14,013)  $  (2,867)        $   13,388     $ (3,847)  $   9,541
                                          =========    =========   =========         ==========     ========   =========


Note: The rate/volume variances are allocated in the table above by applying the changes in volume times the prior period rate and by applying the changes in rate times the current period volume on a consistent basis throughout.

FULTON FINANCIAL CORPORATION
INVESTMENT PORTFOLIO

         The following table sets forth the carrying amount of investment securities held to maturity (HTM) and available for sale (AFS) as of the dates shown:

                                                                               December 31
                                          ------------------------------------------------------------------------------------
                                                            1999                                       1998
                                          ------------------------------------------------------------------------------------
                                              HTM           AFS           Total          HTM           AFS          Total
                                          ------------  ------------  ------------    -----------  ------------  -------------
                                                                             (in thousands)
United States Treasury and U.S.
     Government agencies and
     Corporations.......................  $     10,388   $   201,160    $   211,548    $   24,287   $   287,850   $   312,137

State and municipal.....................        20,622       183,483        204,105        34,457       124,926       159,383

Other securities........................           525         4,575          5,100           449         6,978         7,427

Equity securities.......................             -       112,583        112,583             -       110,866       110,866

Mortgage-backed securities..............        53,939       636,045        689,984       117,430       675,501       792,931
                                          ------------   -----------    -----------    ----------   -----------   -----------

      Totals............................  $     85,474   $ 1,137,846    $ 1,223,320    $  176,623   $ 1,206,121   $ 1,382,744
                                          ============   ===========    ===========    ==========   ===========   ===========


                                                         December 31
                                          -----------------------------------------
                                                            1997
                                          -----------------------------------------
                                              HTM           AFS          Total
                                          ------------   -----------    -----------
                                                        (in thousands)
United States Treasury and U.S.
     Government agencies and
     Corporations.......................  $     67,391  $    265,677  $    333,068

State and municipal.....................        52,815        21,507        74,322

Other securities........................           483             -           483

Equity securities.......................             -       104,324       104,324

Mortgage-backed securities..............       222,365       332,686       555,051
                                          ------------  ------------  ------------

      Totals............................  $    343,054  $    724,194  $  1,067,248
                                          ============  ============  ============

FULTON FINANCIAL CORPORATION
MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

         The following tables set forth the maturities of investment securities at December 31, 1999 and the weighted average yields of such securities (calculated based upon historical cost).

HELD TO MATURITY (at amortized cost)
----------------

                                                                              MATURING
                                         ----------------------------------------------------------------------------------
                                                                            After One But               After Five But
                                               Within One Year            Within Five Years            Within Ten Years
                                         ---------------------------- --------------------------- -------------------------
                                            Amount          Yield       Amount          Yield        Amount          Yield
                                         ------------       -----     -----------       -----     ------------       -----
                                                                       (dollars in thousands)
United States Treasury and
     U.S. Government
     agencies and corporations......     $      4,491        6.45%    $     4,602        6.13%    $        965        6.01%
State and municipal (1).............            5,304        6.43           9,714        7.07            2,041        7.38
Other securities....................              305           -                155        6.74               50        6.95
                                         ------------       -----     -----------       -----     ------------       -----
   Totals...........................     $     10,100        6.24%    $    14,471        6.77%    $      3,056        6.94%
                                         ============       =====     ===========       =====     ============       =====

Mortgage-backed securities (2)......     $     53,939        6.14%
                                         ============       =====

                                                   MATURING
                                         ---------------------------
                                               After Ten Years
                                         ---------------------------
                                            Amount          Yield
                                         ------------       -----
                                          (dollars in thousands)
United States Treasury and
     U.S. Government
     agencies and corporations......     $        330        7.61%
State and municipal (1).............            3,563        9.45
Other securities....................               15        6.53
                                         ------------       -----
   Totals...........................     $      3,908        9.28%
                                         ============       =====

AVAILABLE FOR SALE (at estimated fair value)
------------------

                                                                              MATURING
                                         ----------------------------------------------------------------------------------
                                                                            After One But               After Five But
                                               Within One Year            Within Five Years            Within Ten Years
                                         ---------------------------- --------------------------- -------------------------
                                            Amount          Yield       Amount          Yield        Amount          Yield
                                         ------------       -----     -----------       -----     ------------       -----
                                                                       (dollars in thousands)
United States Treasury and
     U.S. Government
     Agencies and corporations..         $     42,159        6.22%   $    159,001        6.13%    $          -           -%
State and municipal (1).............               10       11.18          34,584        6.08          130,745        6.01
Other...............................            4,575        6.59               -           -                -           -
                                         ------------       -----     -----------       -----     ------------       -----
   Totals...........................     $     46,744        6.25%   $    193,585         6.12%   $    130,745        6.01%
                                         ============       =====    ============       ======    ============       =====
Mortgage-backed securities (2)......     $    636,045        6.00%
                                         ============       =====

                                                  MATURING
                                         ----------------------------
                                               After Ten Years
                                         ----------------------------
                                            Amount          Yield
                                         ------------       -----
                                          (dollars in thousands)
United States Treasury and
     U.S. Government
     Agencies and corporations..         $          -           -%
State and municipal (1).............           18,144        8.23
Other...............................                -           -
                                         ------------       -----
   Totals...........................     $     18,144        8.23%
                                         ============       =====

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

FULTON FINANCIAL CORPORATION
LOAN PORTFOLIO BY TYPE

         The following table sets forth the amount of loans outstanding (including unearned income) as of the dates shown (1):

                                                                             December 31
                                              ------------------------------------------------------------------------
                                                  1999           1998           1997           1996           1995
                                              ------------   ------------    -----------    -----------   ------------
                                                                           (in thousands)
Commercial, financial and agricultural......  $    668,069   $    557,784   $    535,842   $    496,746   $    477,967
Real-estate - construction..................       166,291        129,648        150,470        128,196        114,620
Real-estate - mortgage......................     2,819,261      2,588,324      2,519,511      2,285,047      2,053,275
Consumer....................................       700,049        696,161        709,405        643,932        535,070
Leasing and other...........................        78,360         68,538         57,425         43,255         38,586
                                              ------------   ------------    -----------    -----------   ------------
                                              $  4,432,030   $  4,040,455   $  3,972,653   $  3,597,176   $  3,219,518
                                              ============   ============   ============   ============   ============

(1) At December 31, 1999, Fulton Financial Corporation did not have any loan concentrations to borrowers engaged in the same or similar industries that exceeded 10% of total loans.


MATURITY & SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES

         The following table summarizes the maturity and sensitivity of loans to changes in interest rates as of December 31, 1999:

                                                    One
                                  One Year        Through        More Than
                                  or Less       Five Years      Five Years        Total
                               -------------  -------------   -------------   -------------
                                                      (in thousands)
Floating rate................  $     324,757  $     282,338   $     341,857   $     948,952
Fixed rate...................        796,780      1,756,710         929,588       3,483,078
                               -------------  -------------   -------------   -------------
     Totals..................  $   1,121,537  $   2,039,048   $   1,271,445   $   4,432,030
                               =============  =============   =============   =============

FULTON FINANCIAL CORPORATION
RISK ELEMENTS IN LOAN PORTFOLIO

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans and other nonperforming assets (4):

                                                                          December 31
                                                  -----------------------------------------------------------
                                                     1999        1998        1997         1996        1995
                                                  ----------  ----------  ----------   ----------  ----------
                                                                        (in thousands)

Nonaccrual loans (1) (2) (3)................      $   18,653  $   19,281  $   20,819   $   16,548  $   16,350
Accruing loans past due 90 days or more.....           8,516      11,109      10,529        8,162       9,676
Other real estate...........................             917       1,420       1,537        2,829       3,019
                                                  ----------  ----------  ----------   ----------  ----------
     Totals.................................      $   28,086  $   31,810  $   32,885   $   27,539  $   29,045
                                                  ==========  ==========  ==========   ==========  ==========



(1) Includes impaired loans as defined by Statement of Financial Accounting Standards No. 114 of approximately $11.4 million at December 31, 1999.

(2) As of December 31, 1999, the gross interest income that would have been recorded during 1999 if nonaccrual loans had been current in accordance with their original terms was approximately $1.8 million. The amount of interest income on those nonaccrual loans that was included in 1999 net income was approximately $2.8 million. At December 31, 1999, $16.5 million of nonaccrual loans are considered to be adequately secured.

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

(4) Excluded from the amounts presented above at December 31, 1999 are $34.7 million in domestic commercial loans for which payments were current, but as to which the borrowers were experiencing significant financial difficulties. These loans are subject to constant management attention and their classification is reviewed monthly.

FULTON FINANCIAL CORPORATION
SUMMARY OF LOAN LOSS EXPERIENCE

An analysis of the Corporation's loss experience is as follows:

                                                                           Year Ended December 31
                                                    ---------------------------------------------------------------------
                                                        1999          1998          1997          1996          1995
                                                    ------------  ------------  ------------  ------------  ------------
                                                                           (dollars in thousands)
Loans outstanding at end of year..............      $  4,422,407  $  4,030,391  $  3,961,644  $  3,597,176  $  3,219,518
                                                    ============  ============  ============  ============  ============
Daily average balance of loans and leases.....      $  4,181,654  $  3,968,971  $  3,765,384  $  3,381,599  $  3,078,455
                                                    ============  ============  ============  ============  ============
Balance of allowance for loan losses
     at beginning of year.....................      $     57,415  $     57,557  $     53,893  $     50,201  $     49,396

Loans charged-off:
    Commercial, financial and agricultural....             3,260         2,412         2,682         2,152         2,282
    Real estate - construction................                 -             -             -            34             -
    Real estate - mortgage....................             1,590         1,403         1,636         1,270         2,366
    Consumer..................................             7,836         5,191         4,854         2,947         2,168
    Leasing and other.........................               126           134            70            50            59
                                                    ------------  ------------  ------------  ------------  ------------
    Total loans charged-off...................            12,812         9,140         9,242         6,453         6,875
                                                    ------------  ------------  ------------  ------------  ------------

Recoveries of loans previously charged-off:
    Commercial, financial and agricultural....             1,979         1,223         2,150         1,576         1,846
    Real estate - construction................                 -             -             -           182            44
    Real estate - mortgage....................               710           926           709         1,378           530
    Consumer..................................             2,122         1,265         1,289         1,036           883
    Leasing and other.........................                 1             2            15            22            20
                                                    ------------  ------------  ------------  ------------  ------------
    Total recoveries..........................             4,812         3,416         4,163         4,194         3,323
                                                    ------------  ------------  ------------  ------------  ------------

Net loans charged-off.........................             8,000         5,724         5,079         2,259         3,552

Provision for loan losses.....................             8,216         5,582         8,417         5,951         4,357
Allowance purchased...........................                 -             -           326             -             -
                                                    ------------  ------------  ------------  ------------  ------------
Balance at end of year........................      $     57,631  $     57,415  $     57,557  $     53,893  $     50,201
                                                    ============  ============  ============  ============  ============
Ratio of net charge-offs during period to
     average loans............................             0.19%         0.14%         0.13%         0.07%         0.12%
                                                    ============  ============  ============  ============  ============
Ratio of allowance for loan losses to loans
     Outstanding at end of year...............             1.30%         1.42%         1.45%         1.50%         1.56%
                                                    ============  ============  ============  ============  ============

FULTON FINANCIAL CORPORATION
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses has been allocated as follows to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated:


                                                             December 31
                            -------------------------------------------------------------------------------------
                                       1999                        1998                         1997
                             ------------------------    ------------------------     -----------------------
                                                          (dollars in thousands)
                                              % of                        % of                         % of
                                             Loans in                    Loans in                     Loans in
                                               each                        Each                         Each
                              Allowance      Category     Allowance      Category      Allowance      Category
                             -----------    ---------    -----------    ---------     -----------    --------
Commercial, financial
     & agriculture......... $     13,268      15.1%     $     13,433      13.8%       $    10,993      13.5%
Real estate - construction
     & mortgages...........       16,817      67.4            19,895      67.3             12,086      67.2
Consumer, leasing
     & other...............        9,281      17.5             6,740      18.9              7,262      19.3
Unallocated................       18,265         -            17,347         -             27,216         -
                             -----------    ---------    -----------    ---------     -----------    --------
     Totals................ $     57,631     100.0%     $     57,415     100.0%       $    57,557     100.0%
                            ============    =========   ============    =========     ===========    ========


                                                 December 31
                            ----------------------------------------------------
                                       1996                        1995
                             -----------------------     -----------------------
                                             (dollars in thousands)
                                              % of                        % of
                                            loans in                    loans in
                                              each                        each
                             Allowance      category     Allowance      category
                            ------------    --------    ------------    --------
Commercial, financial
     & agriculture......... $     11,299      13.8%     $     12,615      14.8%
Real estate - construction
     & mortgages...........       14,756      67.1            14,311      67.4
Consumer, leasing
     & other...............        3,863      19.1             3,708      17.8
Unallocated................       23,975        -             19,567        -
                            ------------    --------    ------------    --------
     Totals................ $     53,893     100.0%     $     50,201     100.0%
                            =============   ========    ============    ========

(1) Refer to the "Provision and Allowance for Loan Losses" section of Management's Discussion and Analysis of Financial Condition and Results of Operations for Management's methodology for assessing the adequacy of the allowance for loan losses.

(2)  Charge-offs for 2000 are not anticipated to exceed $8.0 million: commercial
     - $1.3 million; consumer - $5.8 million; and mortgage - $900,000. The overall risk factors in the portfolio are best evidenced by a 30 day and over delinquency rate in the 1.25% to 1.75% range and overall credit risk ratings of satisfactory and above for 80% of the commercial and real estate portfolios.

FULTON FINANCIAL CORPORATION
DEPOSITS

     The average daily balances of deposits and rates paid on such deposits are summarized for the periods indicated in the following table:

                                                                     Year Ended December 31
                                            -------------------------------------------------------------------------
                                                    1999                     1998                     1997
                                            --------------------     --------------------     --------------------
                                               Amount       Rate        Amount       Rate        Amount       Rate
                                            ------------    ----     ------------    ----     ------------    ----
                                                                     (dollars in thousands)
Noninterest-bearing demand deposits......   $    723,142       -%    $    666,101       -%    $    607,306       -%
Interest-bearing demand deposits.........        575,822    1.33          531,210    1.59          494,788    1.84
Savings deposits.........................      1,033,679    2.22        1,018,340    2.53        1,001,277    2.56
Time deposits............................      2,196,397    5.12        2,263,060    5.55        2,131,177    5.56
                                            ------------    ----     ------------    ----     ------------    ----
Totals...................................   $  4,529,040    3.16%    $  4,478,711    3.57%    $  4,234,548    3.62%
                                            ============    ====     ============    ====     ============    ====


     Maturities of time deposits of $100,000 or more outstanding at December 31, 1999 are summarized as follows:

                                             Time Deposits
                                                $100,000
                                                or more
                                            -----------------
                                             (in thousands)
Three months or less...................     $       131,039
Over three through six months..........              48,362
Over six through twelve months.........              64,255
Over twelve months.....................              74,604
                                            -----------------
 Totals................................     $       318,260
                                            =================

FULTON FINANCIAL CORPORATION
SHORT-TERM BORROWINGS

     The following table presents information related to Federal funds purchased and securities sold under agreements to repurchase. No other categories of short-term borrowings exceeded 30% of shareholders' equity at December 31, 1999.

                                                                         December 31
                                                           -----------------------------------------
                                                               1999          1998          1997
                                                           ------------  ------------  -------------
                                                                    (dollars in thousands)
Amount outstanding at December 31....................      $    482,040  $    231,746  $    242,640

Weighted average interest rate at year end...........             5.06%         4.31%         4.66%

Maximum amount outstanding at any month end..........      $    483,204  $    263,319  $    259,952

Average amount outstanding during the year...........      $    349,505  $    210,933  $    227,805

Weighted average interest rate during the year.......             4.58%         4.36%         4.75%

FULTON FINANCIAL CORPORATION
RETURN ON EQUITY AND ASSETS

     The ratio of net income to average shareholders' equity and to average total assets and certain other ratios are as follows:

                                                                         Year Ended December 31
                                                       ---------------------------------------------------------
                                                         1999         1998        1997        1996        1995
                                                       --------     --------    --------    --------   ---------
Percentage of net income to:
     Average shareholders' equity.................       15.79%       15.06%      14.60%      13.87%      13.85%
     Average total assets.........................        1.65         1.60        1.49        1.39        1.36

Percentage of dividends declared per common
     share to basic net income per share..........       41.6         41.3        40.8        41.5        38.4

Percentage of average shareholders' equity
     to average total assets......................       10.5         10.6        10.2        10.1         9.8

Item 2. Properties
------------------
     The following table summarizes the Corporation's branch network, by affiliate bank. Remote service facilities (mainly stand-alone ATM's) are excluded.

                                                Owned                                            Total
                                      ---------------------------
Bank                                    Bank (1)      FFRC (2)       Leased       Term (3)      Branches
----                                    --------      --------       ------       --------      --------
Fulton Bank                                 15             2            33          2015            50
Lebanon Valley Farmers Bank                 13             3             1          2004            17
Swineford National Bank                      5             -             2          2002             7
Lafayette Ambassador Bank                    6             -            15          2024            21
FNB Bank, N.A.                               6             -             2          2014             8
Great Valley Bank                            3             -             6          2013             9
Hagerstown Trust Company                    12             -             2          2014            14
Delaware National Bank                       4             -             1          2001             5
Bank of Gloucester County                    6             -             3          2012             9
Woodstown National Bank                      7             -             1          2002             8
Peoples Bank of Elkton                       1             -             1          2000             2
                                        --------      --------       ------                     --------
Total                                       78             5            67                         150
=====                                   ========      =========      ======                     ========

(1)  Properties are owned by the bank, free and clear of encumbrances.
(2) Properties are owned by Fulton Financial Realty Company and are leased to the bank.
(3)  Latest lease term expiration date.

The following table summarizes the Corporation's other significant properties:

                                                                                                 Owned/
Bank                                             Property                Location                Leased
----                                             --------                --------                ------
Fulton Bank/Fulton Financial Corp.         Admin. Headquarters       Lancaster, PA               Owned
Fulton Bank                                Operations Center         East Petersburg, PA         Owned
Lebanon Valley Farmers Bank                Admin. Headquarters       Lebanon, PA                 Owned
Swineford National Bank                    Admin. Headquarters       Hummels Wharf, PA           Owned
Lafayette Ambassador Bank                  Admin. Headquarters       Easton, PA                  Owned
FNB Bank, N.A.                             Admin. Headquarters       Danville, PA                Owned
Great Valley Bank                          Admin. Headquarters       Reading, PA                 Owned
Hagerstown Trust Company                   Admin. Headquarters       Hagerstown, MD              Owned
Delaware National Bank                     Admin. Headquarters       Georgetown, DE            Leased (1)
Bank of Gloucester County                  Admin. Headquarters       Woodbury, NJ                Owned
Woodstown National Bank                    Admin. Headquarters       Woodstown, NJ               Owned
Peoples Bank of Elkton                     Admin. Headquarters       Elkton, MD                  Owned

(1)      Lease expires in 2001.

     In 1999, the Corporation began the construction of a $20 million, 100,000 square foot office building adjacent to its main office in downtown Lancaster, PA. The property is owned by an independent third party who is financing the construction through a loan from Fulton Bank. Fulton Financial Realty Company will lease the property from the third party in a capital leasing transaction.


Item 3.  Legal Proceedings
--------------------------
     There are no legal proceedings pending against Fulton Financial Corporation or any of its subsidiaries which are expected to have a material impact upon the financial position and/or the operating results of the Corporation.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
     No matters were submitted to a vote of security holders of Fulton Financial Corporation during the fourth quarter of 1999.

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

Item 6.  Selected Financial Data
--------------------------------
FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
5-YEAR CONSOLIDATED SUMMARY OF OPERATIONS

                                                                                For the Year
                                                  --------------------------------------------------------------------------
                                                      1999           1998           1997           1996           1995
                                                  ------------   ------------   ------------   ------------   ------------
                                                                (Dollars in thousands, except per-share data)
SUMMARY OF INCOME
-----------------
Interest income.............................      $    418,914   $    409,365   $    387,248   $    353,636   $    330,070
Interest expense............................           174,827        177,694        168,153        151,437        143,616
                                                  ------------   ------------   ------------   ------------   ------------
Net interest income.........................           244,087        231,671        219,095        202,199        186,454
Provision for loan losses...................             8,216          5,582          8,417          5,951          4,357
Other income................................            62,822         59,948         48,713         41,653         37,673
Other expenses..............................           160,988        157,694        149,538        144,174        135,674
                                                  ------------   ------------   ------------   ------------   ------------
Income before income taxes..................           137,705        128,343        109,853         93,727         84,096
Income taxes................................            40,479         39,832         33,448         27,815         23,998
                                                  ------------   ------------   ------------   ------------   ------------
Net income..................................      $     97,226   $     88,511   $     76,405   $     65,912   $     60,098
                                                  ============   ============   ============   ============   ============
PER-SHARE DATA (1)
------------------
Net income (basic)..........................      $      1.41    $      1.28    $      1.11    $      0.96    $      0.88
Net income (diluted)........................             1.40           1.27           1.10           0.95           0.87
Cash dividends..............................             0.586          0.529          0.453          0.400          0.338

PERIOD-END BALANCES
-------------------
Total assets................................      $  6,070,019   $  5,838,663   $  5,377,654   $  4,936,072   $  4,595,925
Net loans...................................         4,364,776      3,972,976      3,904,087      3,535,202      3,160,369
Deposits....................................         4,546,813      4,592,969      4,418,543      4,072,400      3,845,567
Long-term debt..............................           328,250        296,018         53,045         67,498         56,698
Shareholders' equity........................           614,294        608,334        564,491        500,294        462,636

AVERAGE BALANCES
----------------
Average shareholders' equity................      $    615,928   $    587,552   $    523,222   $    475,243   $    434,057
Average total assets........................         5,890,619      5,535,447      5,138,450      4,725,999      4,408,258


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

     The Corporation has made, and may continue to make, certain forward-looking statements with respect to acquisition and growth strategies, market risk, expenses, the effect of competition on net interest margin and net interest income, investment strategy and income growth, investment securities gains, deposit and loan growth, Year 2000 issues, asset quality, changes in organizational structure, and other financial and business matters for future periods. The Corporation cautions that these forward-looking statements are subject to various assumptions, risks and uncertainties. Because of the possibility that the underlying assumptions may change, actual results could differ materially from these forward-looking statements.

     In addition to the factors identified herein, the following could cause actual results to differ materially from such forward-looking statements: pricing pressures on loan and deposit products, actions of bank and nonbank competitors, changes in local and national economic conditions, changes in regulatory requirements, actions of the Federal Reserve Board, creditworthiness of current borrowers and customers' acceptance of the Corporation's products and services.

     The Corporation's forward-looking statements are relevant only as of the date on which such statements are made. By making any forward-looking statements, the Corporation assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

MERGER AND ACQUISITION ACTIVITY
-------------------------------

     The Corporation's growth over the past two decades has resulted from both expansion of its existing business and strategic acquisitions of banks with similar operating philosophies. Through external growth, the Corporation has extended into four Mid-Atlantic states and has strengthened its presence within existing markets. While the Corporation did not acquire any banks during 1999, it anticipates that acquisitions will continue to be an important strategy in the future. In 1998, the Corporation completed two separate acquisitions.

     Ambassador Bank of the Commonwealth. - On September 11, 1998, the Corporation completed its acquisition of Ambassador Bank of the Commonwealth (Ambassador), a $275 million bank located in Allentown, Pennsylvania. As provided under the terms of the merger agreement, each of the 1.9 million shares of Ambassador's common stock was exchanged for 1.54 shares of the Corporation's common stock. In addition, the 417,000 options and warrants to acquire Ambassador stock were exchanged for approximately 450,000 shares of the Corporation's common stock. The Corporation issued 3.4 million shares of its common stock in connection with the merger. As a result of the acquisition, Ambassador was merged with and into Lafayette Bank, one of the Corporation's existing affiliate banks, which changed its name to "Lafayette Ambassador Bank."

     Keystone Heritage Group, Inc. - On March 27, 1998, the Corporation completed its acquisition of Keystone Heritage Group, Inc. (Keystone), a $650 million bank holding company located in Lebanon, Pennsylvania. As provided under the terms of the merger agreement, each of the approximately 4.0 million shares of Keystone's common stock was exchanged for 2.517 shares of the Corporation's common stock. In addition, each of the 70,000 options to acquire Keystone stock was converted to options to acquire the Corporation's stock. The Corporation issued 10.0 million shares of its common stock in connection with the merger.

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

     The acquisitions of Ambassador and Keystone were accounted for as poolings of interests and all financial statements and financial information contained herein have been restated to include the accounts and results of operations of these companies for all periods presented.

RESULTS OF OPERATIONS
---------------------

Overview

     The Corporation continued to generate steady earnings growth in 1999. Net income for the year was $97.2 million, or $1.40 per diluted share. This was an increase of $8.7 million, or 9.8%, over 1998 net income of $88.5 million. Diluted net income per share increased 10.2% over the $1.27 realized in 1998. Net income for 1998 was $12.1 million, or 15.8%, greater than 1997, while diluted net income per share represented an increase of 15.5% over $1.10 in 1997.

     The recent earnings trend has been consistent over the past three years and is largely attributable to growth in core banking business, a strong net interest margin, expansion of new products and services, expense controls and good asset quality. However, certain items that could be considered non-recurring in each of the periods are notable. The table on the following page summarizes net income and adjusts for certain of these items to arrive at "core" or adjusted net income. The adjustments shown reflect the after-tax impact on net income.

                                                       1999               1998                1997
                                                  --------------     --------------      -------------
                                                    (Dollars in thousands, except per-share amounts)

Net income (reported)...........................  $      97,226      $      88,511       $      76,405
Investment securities gains.....................         (5,308)            (7,384)             (4,131)
Merger/conversion expenses......................              -              1,373                 846
                                                  --------------     -------------       -------------
Adjusted net income.............................  $      91,918      $      82,500       $      73,120
                                                  ==============     =============       =============
% increase over prior year......................         11.4%              12.8%               10.5%
                                                  ==============     =============       =============
Adjusted net income per share (diluted).........  $       1.33       $       1.18        $       1.05
                                                  ==============     =============       =============
% increase over prior year......................         12.7%              12.4%                9.5%
                                                  ==============     =============       =============


     Investment securities gains and merger expenses are shown as adjustments since many in the industry consider them to be non-recurring items. However, the Corporation does have a history of both.

     Security gains are derived mainly from the Corporation's investments in equities of other financial institutions. Gains are realized when, in the opinion of management, the investments have reached full valuation. Given the size of this portfolio ($66.3 million in market value with $14.3 million in unrealized gains at December 31, 1999), it is probable that the Corporation will continue to realize gains in the future. Merger expenses represent professional fees paid to complete mergers.

     After adjusting for these items, the Corporation's net income still reflects strong growth over the past three years, with net income per share increases of 12.7% in 1999, 12.4% in 1998 and 9.5% in 1997. In 1999, 1998 and
1997, the Corporation achieved returns on average assets of 1.65%, 1.60% and 1.49%, respectively, and returns on average shareholders' equity of 15.79%, 15.06% and 14.60%.

Net Interest Income

     Net interest income is the most significant component of net income. The ability to manage net interest income over a variety of interest rate and economic environments is critical to the success of a banking entity. Net interest income growth is dependent upon the growth of the Corporation's balance sheet while maintaining the net interest margin. See also the discussion of "Interest Rate Risk" later in this section.

     Net interest income for 1999 was $244.1 million, a $12.4 million, or 5.4%, increase over 1998. This compares to a 1998 increase of $12.6 million, or 5.7%, to $231.7 million. In terms of fully taxable equivalent (FTE) net interest income, which includes the net tax benefit of investments in tax-exempt assets, the 1999 increase was $14.2 million, or 6.0%, as compared to a 1998 increase of $11.9 million, or 5.3%. The "Comparative Average Balance Sheets and Net Interest Income Analysis" on page 19 and the "Rate/Volume Table" on page 20 summarize the components of net interest income and illustrate variances as a result of changes in interest rates versus growth in assets and liabilities.

     In general, the 1999 increase was a result of growth in the loan portfolio, funded largely through borrowings as deposit growth was flat. Despite the increase in borrowings, however, the Corporation was able to maintain a fairly stable net interest margin, 4.56% in 1999 as compared to 4.58% in 1998. The increase in 1998 net interest income was generated by increases in long-term borrowings, which were used to purchase investment securities since loan growth was slower. As with 1999, the use of borrowings for funding purposes had only a moderate impact on net interest margin, which decreased to 4.58% in 1998 from 4.69% in 1997.

1999 v. 1998

     Interest income increased $9.5 million, or 2.3%, to $418.9 million in 1999 from $409.4 million in 1998. This increase was mainly attributable to volume as average interest earning assets increased $348.4 million, or 6.8%, resulting in $25.3 million of additional interest income. This was offset by a $15.8 million reduction in interest income as a result of a 33 basis point drop in average yields on earning assets.

     The growth in average interest earning assets occurred mostly in loans, which increased $212.7 million, or 5.4%. Commercial loans ($84.9 million, or 9.7% increase) and commercial mortgages ($90.0, or 8.6% increase) accounted for much of this growth. In addition, home equity loans ($79.1 million, or 32.0% increase) contributed to an increase in consumer loans as a result of several promotions during the year.

     Average investment securities increased $160.2 million, or 13.9%, mainly in mortgage-backed securities ($114.6 million, or 17.8% increase) and tax-free municipal investments ($92.8 million, or 95.8% increase). In recent years, mortgage-backed securities and municipal investments have become the Corporation's preferred investment securities. Mortgage-backed securities are attractive because of the flexibility in matching cash flows with corporate needs while providing a higher rate of return than traditional government securities. Municipal investments have recently carried taxable equivalent interest rates that are favorable in comparison to taxable alternatives.

     The 33 basis point decline in average yields on earning assets reflects the changes in the interest rate environment in general. The average yield on loans decreased 31 basis points from 8.53% in 1998 to 8.22% in 1999. This decrease corresponds to the decrease in the average prime lending rate, which was 8.35% in 1998 and 8.00% in 1999, a 35 basis point drop. In recent years, the prime rate has become a lesser used index for pricing loans than other rates, however, it remains an effective gauge of the overall interest rate environment.

     Interest expense decreased $2.9 million, or 1.6%, to $174.8 million in 1999 from $177.7 million in 1998. This decrease was mainly a function of rates as the average cost of funds decreased 33 basis points, resulting in a $14.0 million decrease in interest expense. This was offset by a $273.1 million, or 6.5%, increase in average interest-bearing liabilities which generated an $11.1 million increase in interest expense.

     Average interest-bearing deposits were essentially flat in 1999, registering a slight $6.7 million, or 0.1%, decrease. The decrease in average balances of time deposits ($66.7 million, or 2.9%), was offset by increases in savings deposits ($15.3 million, or 1.5% increase) and interest-bearing demand deposits ($44.6 million, or 8.4% increase). Total deposit growth continued to be difficult in the face of competition from other financial institutions as well as non-bank financial services providers. Rather than simply raising rates to attract time deposit money, the Corporation looked to other funding sources.

     To support the significant growth in earning assets, the Corporation increased its borrowings, both short-term and long-term. Short-term borrowings grew $140.2 million, or 67.0%, mainly in Federal funds purchased ($90.5 million) and customer repurchase agreements ($37.6 million). To take advantage of favorable long-term rates in late 1998 and to better match the repricing of its assets, the Corporation also increased its long-term debt. Average long-term debt, which consists of advances from the Federal Home Loan Bank (FHLB), increased $139.6 million, or 85.9%.

     Average interest rates on interest-bearing liabilities decreased in line with the decreases realized on earning assets. This was reflective of the general interest rate environment. Because of the consistent decline, the Corporation's net interest margin remained fairly stable, decreasing only two basis points from 4.58% in 1998 to 4.56% in 1999.

1998 v. 1997

     Interest income increased $22.1 million, or 5.7%, from $387.2 million in 1997 to $409.4 million in 1998. Of this increase, $26.8 million was a result of a $356.6 million, or 7.4%, increase in average earning assets, offset by a $4.7 million decrease due to a drop in the average yield from 8.08% in 1997 to 7.95% in 1998. Average loans increased $203.6 million, or 5.4%, in 1998. Additional increases were realized in investment securities, which increased $163.1 million, or 16.5%, from $989.7 million in 1997 to $1.2 billion in 1998.

     The 13 basis point decline in the average yield was driven by two primary factors. First, the average yield on loans decreased 10 basis points to 8.53% in 1998 from 8.63% in 1997. Secondly, the mix of interest earning assets changed from 78.5% loans and 21.5% investments in 1997 to 77.0% loans and 23.0% investments in 1998. Lower yields on investments (overall, 5.98% in 1998 and 6.06% in 1997) relative to loans and a higher percentage of investments in 1998 caused a further reduction in the overall yield.

     The 10 basis point reduction in loan yields was closely correlated with the nine basis point decrease in the Corporation's average prime lending rate from 1997 (8.44%) to 1998 (8.35%).

     Interest expense increased $9.5 million or 5.7% to $177.7 million in 1998 from $168.2 million in 1997. As with interest income, this increase was mainly volume driven ($13.4 million) as average interest bearing liabilities increased $263.2 million, offset by a $3.8 million decrease due to a slight decline in rates from 4.29% in 1997 to 4.25% in 1998. Average interest-bearing deposits showed the largest increase, $185.4 million or 5.1%. Most of this increase was in time deposits, which increased $131.9 million or 6.2%. Long-term debt, which consists mainly of advances from the FHLB, increased $96.4 million or 145.7%.

     The overall cost of interest-bearing liabilities decreased only four basis points, despite the general fall in rates throughout the industry. This was mainly due to the fact that many of the Corporation's deposits (54% in 1998) were in certificates of deposit which had not yet realized the impact of rate reductions. This is shown by the average cost of CD's remaining fairly constant at 5.55% in comparison to 5.56% in 1997.

     With interest rates relatively low, the Corporation also turned to borrowings as an alternative funding source. In an effort to reduce rate sensitivity, the Corporation locked in longer-term borrowings with the FHLB. The average cost of such borrowings in 1998 was approximately 5.47% as compared to 6.04% in 1997. In general, the cost of these funds was less than comparable-term certificates of deposit.

Provision and Allowance for Loan Losses

     Additions to the allowance for loan losses are charged to income through the provision for loan losses when, in the judgement of management and based on continuing analyses of the loan portfolio, it is believed that the allowance is not adequate. Management considers various factors in assessing the adequacy of the allowance for loan losses and determining the provision for the period. Among these are charge-off history and trends, risk classification of significant credits, adequacy of collateral, the mix and risk characteristics of loan types in the portfolio, and the balance of the allowance relative to total and non-performing loans. Additional consideration is given to regional and national economic conditions.

     The tables below summarize non-performing assets (including accruing loans greater than 90 days past due) and net charge-offs by major loan category as of or for the years ended December 31, 1999, 1998 and 1997 (dollars in thousands).

                                                               Nonperforming Assets
                                ----------------------------------------------------------------------------------
                                           1999                        1998                         1997

                                ----------------------------------------------------------------------------------
                                   Amount       % Change       Amount       % Change        Amount       % Change
                                ------------  -----------   ------------   -----------   ------------  -----------
Real estate loans............   $     18,758       7.5%     $     17,449     (16.7)%     $     20,955      38.0%
Commercial &
     Industrial loans........          4,316     (39.5)            7,130      37.9              5,169     (11.2)
Consumer loans...............          4,095     (29.5)            5,811      11.2              5,224      41.0

Other real estate owned......            917     (35.4)            1,420      (7.6)             1,537     (45.7)
                                ------------   -----------   ------------   ----------   ------------  ----------
Total........................   $     28,086     (11.7)%    $     31,810      (3.3)%     $     32,885      19.4%
                                ============   ===========   ============   ==========   ============  ==========

Non-performing
     assets/Total assets.....          0.46%                       0.54%                        0.61%
                                ============                ============                 ============
Non-performing
     loans/Total loans.......          0.61%                       0.75%                        0.79%
                                ============                ============                 ============



                                                                  Net Charge-Offs
                                ----------------------------------------------------------------------------------
                                           1999                        1998                         1997
                                ----------------------------------------------------------------------------------
                                  Amount       % Change       Amount       % Change        Amount       % Change
                                ------------  -----------  -------------  ----------  ---------------  -----------
Real estate loans............   $        880      84.5%     $        477     (48.5)%     $        927       NA%
Commercial &
     Industrial loans........          1,281       7.7             1,189     123.4                532      (7.6)
Consumer loans...............          5,839      43.9             4,058      12.1              3,620      86.7
                                ------------  -----------  -------------  ----------  ---------------  -----------
Total........................   $      8,000      39.8%     $      5,724      12.7%      $      5,079     124.8%
                                ============  ===========  =============  ==========  ===============  ===========
Net charge-offs/
     Average loans...........          0.19%                       0.14%                        0.13%
                                ============               =============              ===============

     The provision for loan losses for 1999 increased $2.6 million, or 47.2%, to $8.2 million, as compared to $5.6 million in 1998. The 1998 provision was $2.8 million, or 33.7% lower than the 1997 provision of $8.4 million. In both 1999 and 1998, the provision was consistent with the net charge-offs recognized during the years ($8.0 million in 1999 and $5.7 million in 1998).

     To understand the increase in the provision in 1999, it is necessary to understand the higher net charge-off levels. In 1999, net charge-offs were 0.19% of average loans outstanding as compared to 0.14% in 1998. The increase resulted from the continued trend toward higher levels of losses on consumer loans. Consumer loan charge-offs continued to increase as a result of further aging of the indirect loan portfolio, which grew dramatically in the mid to late 1990's. In the past year, indirect lending has experienced lower growth rates as the Corporation has faced increased rate competition. Despite the recent decrease, the existing loan portfolio continued to experience losses, resulting in higher consumer charge-offs in 1997, 1998 and 1999, further increasing the need for provisions for losses.

     Despite the increase in charge-offs in 1999, the quality of the overall consumer portfolio continued to show signs of improvement. Total non-performing consumer loans ($4.1 million in 1999 vs. $5.8 million in 1998); non-performing consumer loans as a percentage of total non-performing loans (14.6% in 1999 vs. 18.3% in 1998); and non-performing consumer loans to total consumer loans (0.58% in 1999 vs. 0.83% in 1998) all improved over the past year. Improvements in overall asset quality measures also occurred in 1999. Overall, total non-performing assets improved to 0.46% of total assets at December 31, 1999 as compared to 0.54% at the end of 1998.

     The Corporation's periodic loan portfolio review and allowance calculations resulted in 68% of the total balance being allocated to specific loans and loan types at December 31, 1999 as compared to 70% at December 31, 1998.

The allowance for loan losses as a percentage of total loans declined from 1.42% at December 31, 1998 to 1.30% at December 31, 1999. Management believes that the allowance balance of $57.6 million at December 31, 1999 is sufficient to cover losses incurred in the loan portfolio and is appropriate based on applicable accounting standards.

Other Income

     Noninterest income was $62.8 million in 1999, a $2.9 million, or 4.8%, increase over 1998. Excluding investment securities gains of $8.2 million in 1999 and $11.4 million in 1998, the increase in other income was $6.1 million, or 12.5%. Excluding the impact of securities gains, other income increased $6.2 million, or 14.7%, in 1998 as compared to 1997.

     In recent years, the Corporation has focused on increasing its non-margin related sources of income. As a result of increased emphasis on fee income, investment management and trust services income grew $3.5 million, or 27.3%, in 1999 to $16.1 million, following an increase of $2.3 million, or 21.7%, in 1998. The growth over the past two years was fueled by the rollout of investment and brokerage services to all eleven of the Corporation's affiliate banks as well as additional emphasis on traditional trust products.

     In 2000, the Corporation will consolidate all of the investment management and trust services units at each of its affiliate banks into a newly formed trust company. This company, which will be a non-bank subsidiary of the parent, will continue offering its existing services and will add, through an affiliate, life insurance to its menu of products. Coordinating efforts under a centralized structure is expected to further the Corporation's fee-based income goals.

     Service charges on deposits increased $2.3 million, or 12.1%, to $21.2 million in 1999. Cash management fees ($953,000, or 34.3% increase) grew as the number of cash management accounts continued to increase. The Corporation has emphasized this business to newer affiliates who may not have offered it in the past. Overdraft fees ($662,000, or 9.5% increase) and other service charges on deposits ($673,000, or 7.3% increase) also increased as a result of changes in fee structures and an increase in demand and savings accounts, which account for the majority of these fee types. In 1998, service charges on deposits grew $1.1 million, or 6.2%, mainly due to deposit growth.

     Other service charges and fees increased $943,000, or 7.8%, to $13.1 million in 1999, following an increase of $1.6 million, or 15.5%, in 1998. In 1998, the Corporation realized an increase of $1.0 million in ATM convenience fees as a result of their introduction in late 1997. As a result of a full year of such fees in both 1999 and 1998, the increase was only $178,000, or 8.7%, in 1999. The remainder of the 1999 increase was mainly in debit card revenues, which increased $835,000, or 47.5%, due to the continued emphasis of this product at the Corporation's newer affiliate banks.

     Mortgage banking income decreased $613,000, or 12.8%, in 1999 after increasing $1.2 million, or 34.5%, in 1998. This fluctuation was mainly a result of interest rates. As mortgage rates continued to drop throughout 1998, refinance activity increased and the Corporation was able to recognize $3.4 million in gains on mortgage loan sales, a $1.1 million, or 48.9%, increase over 1997. In 1999, as rates began rising, mortgage loan sale gains decreased $828,000, or 24.5%, to $2.6 million. This decrease was somewhat offset by a $214,000, or 15.0%, increase in mortgage loan servicing income which grew as a result of retaining the servicing on many of the sold loans.

     Investment securities gains decreased $3.2 million, or 28.1%, to $8.2 million in 1999 following an increase of $5.0, or 78.8%, to $11.4 million in 1998. The equity investment portfolio consists of common stocks of financial institutions in the Corporation's general geographical market area. In 1998, bank stock values were generally higher than in 1999, resulting in higher gains realized in 1998 relative to 1999. As previously discussed, management monitors the Corporation's equity portfolio and makes periodic sale and investment decisions based on its assessment of the investments' values.

Other Expenses

     Noninterest expenses for 1999 increased $3.3 million, or 2.1%, to $161.0 million. This followed a 1998 increase of $8.2 million, or 5.5%, to $157.7 million. Total noninterest expenses in 1997 were $149.5 million. Excluding the impact of merger expenses in 1998 and 1997, total noninterest expenses increased $4.7 million, or 3.0%, in 1999 and $7.6 million, or 5.1%, in 1998.

     The Corporation's efficiency ratio, which is the ratio of noninterest expenses to fully taxable equivalent revenues (excluding securities gains), improved to 52.7% in 1999, as compared to 55.4% in 1998 (54.9%, excluding merger expenses) and 55.9% in 1997(55.6%, excluding merger expenses).

     The largest component of noninterest expenses, salaries and employee benefits, increased $4.5 million, or 5.4%, in 1999 to $88.7 million, as compared to a $4.8 million, or 6.1%, increase to $84.1 million in 1998. The salary portion of the 1999 expense was $72.9 million, which was a $2.8 million, or 4.0%, increase over 1998. This resulted from a small increase in average full-time equivalent (FTE) employees to 2,354 in 1999 from 2,333 in 1998, as well as normal merit increases. The salary portion of the expense in 1998 was $70.1 million, a $3.2 million, or 5.3%, increase over 1997. This resulted from an increase in average FTE employees from 2,296 in 1997 to 2,333 in 1998, as well as normal merit increases.

     Employee benefits expense increased $1.7 million, or 12.1%, to $15.8 million in 1999, following a 1998 increase of $985,000, or 5.3%. The sharper increase in 1999 reflected a $480,000, or 8.6%, increase in health care expenses and a net increase of $863,000 in retirement plan costs as certain affiliate banks provided this benefit to their employees for the first time and certain employees were transitioned from the defined benefit plan to the profit sharing plan. This transition resulted in some overlap of expenses from the two plans and the cost is expected to decrease in future periods.

     Net occupancy expense increased $953,000, or 7.7%, in 1999 after decreasing $727,000, or 5.5%, in 1998. The 1998 decrease was due to consolidation of branches and operations facilities following the 1998 acquisition of Lebanon Valley. The 1999 increase reflects growth in the branch network and the completion of a major renovation at the Corporation's operations center.

     In 1999, the Corporation began the construction of a $20 million, 100,000 square foot office building in downtown Lancaster, PA. This building, which will be adjacent to the Corporation's existing main office, will be used to accommodate current and future occupancy needs of the Corporation. In the first several years, however, a portion of the facility will be leased to third parties. Construction is expected to be completed by the end of 2001.

     Equipment expense increased $473,000, or 5.2%, in 1999 following a decrease of $554,000, or 5.8%, in 1998. As with occupancy expense, the variances in equipment expense were a result of contracting operations in overlapping markets in 1998, followed by strategic expansion in 1999. Equipment expense also increased as a result of Year 2000 related needs.

     Special services expense, which is the cost of data processing, increased $446,000, or 4.2% in 1999, compared to a $2.8 million, or 34.9%, increase in 1998. The Corporation has a contract with a third party to perform the main data processing functions for all of the Corporation's affiliate banks. The increase in 1998 was mainly the result of converting the newly acquired Lebanon Valley from its in-house data processing function to the Corporation's third party systems. In addition, a new mortgage processing system and a new trust system were installed in 1998, which resulted in increased costs.

     Other noninterest expenses decreased $3.1 million, or 7.5%, to $38.4 million in 1999 as compared to $41.5 million in 1998. This was mainly due to certain nonrecurring expenses in 1998. The Corporation incurred approximately $1.4 million in professional fees related to the acquisitions of Keystone and Ambassador in 1998, whereas in 1999 there were no merger-related expenses. In 1998, the Corporation also made approximately $700,000 in net non-equity contributions related to low income housing projects. Also, net expenses related to the corporate-owned life insurance program were reduced from $500,000 in 1998 to zero in 1999 as the program was modified to a non-leveraged structure. Finally, many categories of expenses which indirectly increased in 1998 as a result of merger-related costs decreased to normal levels in 1999. Among these were advertising ($401,000, or 8.3%, decrease in 1999), legal fees ($278,000, or 26.6% decrease) and supplies ($373,000, or 7.9% decrease).

Income Taxes

     Income taxes increased only $647,000, or 1.6%, in 1999 as compared to a $6.4 million, or 19.1%, increase in 1998. The effective tax rates were 29.4%, 31.0% and 30.4% in 1999, 1998 and 1997, respectively. In general, the variances from the 35% federal statutory rate consisted of tax-exempt interest income, investments in low and moderate income housing partnerships (which qualify for Federal tax credits), and certain merger-related expenses which are not deductible. The decrease in the effective tax rate reflects no merger expenses in 1999, an increase in tax-free municipal investments and an increase in tax credits to $5.9 million in 1999 from $5.0 in 1998. See also "Note H - Income Taxes" in the Consolidated Financial Statements.

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
AVERAGE CONSOLIDATED BALANCE SHEETS

                                                                            December Monthly Averages
                                                              ----------------------------------------------------
                                                                   1999               1998                1997
                                                              -------------   -----------------   ----------------
ASSETS                                                                           (in thousands)
------

Cash and due from banks..................................     $     258,676       $     225,172      $     194,136
Other interest-earning assets............................             3,015               1,885             43,895
Investment securities....................................         1,243,490           1,382,729          1,058,170
Loans, including loans held for sale.....................         4,391,067           4,031,292          3,936,260
Less: Allowance for loan losses..........................          (58,859)            (58,197)            (57,646)
                                                              -------------   -----------------   ----------------
         Net Loans.......................................         4,332,208           3,973,095          3,878,614
                                                              -------------   -----------------   ----------------
Premises and equipment...................................            79,156              75,926             72,907
Other assets.............................................           148,777             134,644            119,286
                                                              -------------   -----------------   ----------------
         Total Assets....................................     $   6,065,322       $   5,793,451      $   5,367,008
                                                              =============   =================   ================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
  Noninterest-bearing....................................     $     738,377       $     709,158      $     627,929
  Interest-bearing.......................................         3,800,163           3,808,427          3,766,976
                                                              -------------   -----------------   ----------------
         Total Deposits..................................         4,538,540           4,517,585          4,394,905
                                                              -------------   -----------------   ----------------
Short-term borrowings....................................           476,475             271,631            271,165
Long-term debt...........................................           330,959             296,035             51,016
Other liabilities........................................            98,508              99,123             94,565
                                                              -------------   -----------------   ----------------
         Total Liabilities...............................         5,444,482           5,184,374          4,811,651
                                                              -------------   -----------------   ----------------
         Total Shareholders' Equity......................           620,840             609,077            555,357
                                                              -------------   -----------------   ----------------
         Total Liabilities and Shareholders' Equity......     $   6,065,322       $   5,793,451      $   5,367,008
                                                              =============   =================   ================

FINANCIAL CONDITION

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

     The Corporation's balance sheet continued to grow in 1999, as assets increased $272 million, or 4.7%, to $6.1 billion, as compared to $5.8 billion at the end of 1998. Asset growth in 1998 was $426 million, or 7.9%. In 1999, the balance sheet growth was asset driven, mostly through increases in loans. In 1998, the balance sheet grew mainly as a result of funding strategies that increased the Corporation's long-term borrowings.

Loans

     Loans outstanding (net of unearned income) increased $359.8 million, or 8.9%, in 1999 to reach a level of $4.4 billion. In 1998, the growth rate was much slower at $95.0 million, or 2.4%.

     In 1999, the growth was most evident in commercial loans ($151.4 million, or 17.2%, increase), commercial mortgages ($117.2 million, or 10.7%, increase) and home equity loans ($57.7 million, or 19.5%, increase). Commercial loans and mortgages were impacted by favorable economic conditions in the Corporation's markets as well as competitive pricing decisions. Home equity loans benefited from several promotions during 1999. Furthermore, the overall loan growth rate was aided by a slowing of residential mortgage refinancings as interest rates rose during the year. Although residential mortgages remained flat in 1999, the run-off from refinancing activity that had been seen in prior years slowed.

     In 1998, the Corporation was able to increase commercial mortgages $151.2 million, or 17.8%, but almost all other major loan categories remained flat or saw decreases. Consumer loans, consisting of automobile financing, student loans, credit cards and home equity loans, increased only $40.2 million, or 3.4%. Commercial loans decreased $31.4 million, or 3.5%, and residential mortgages decreased $67.0 million, or 7.7%, due to heavy refinance volume.

Investment Securities

     In 1999, investment securities decreased $139.2 million, or 10.1%, to $1.2 billion. This followed a 1998 increase of $324.6 million, or 30.7%. In 1999, maturities and payoffs of securities were used as one source of funds for the growing loan portfolio. Conversely, in 1998, excess funds provided by borrowings and deposit growth were used to purchase securities as loan growth was slower.

     The decrease in investment securities during 1999 occurred in all categories of investments, except for tax-exempt municipal securities which continued to have favorable taxable equivalent rates as compared to other investment alternatives. Tax-exempt municipal securities increased $62.9 million, or 44.4%, to $204.4 million and now account for approximately 16% of the Corporation's investment portfolio. Mortgage-backed securities, which decreased $66.4 million, or 8.5%, during 1999, continue to account for the majority of the investment portfolio, at 58%.

     The Corporation classified approximately 93% of its investment securities ($1.1 billion) as available for sale and, as such, these investments are recorded at their estimated fair values. The increase in interest rates during 1999 resulted in a $39.7 million decrease in unrealized gains on non-equity investments in the portfolio. The Corporation prefers the available for sale classification as it provides flexibility in managing liquidity needs.

     The Corporation also maintains an equity investment portfolio, consisting of FHLB and other government agency stock ($31.8 million), as well as stocks of other financial institutions ($52.0 million). This portfolio has historically been a source of capital appreciation and realized gains ($8.2 million in 1999, $11.4 million in 1998 and $6.4 million in 1997). Management periodically sells bank stocks when valuations and market conditions warrant such sales.

Premises and Equipment

     Premises and equipment increased $3.2 million, or 4.3%, in 1999 to $79.2 million, following a $3.0 million, or 4.1% increase in 1998. Increases were mainly a result of capital investments in technology, the renovation of the Corporation's operations facility and the commencement of construction of a new office building adjacent to the Corporation's current main office in Lancaster.

Cash and Due from Banks

     Cash and due from banks increased $33.5 million, or 14.9%, to $258.7 million in December, 1999. Furthermore, vault cash increased $41.6 million, or 78.5%, to $94.1 million. In anticipation of customer demand for funds as a result of Year 2000 concerns, the Corporation maintained higher than normal balances of cash near the end of the year. Demand for cash was not significant and these reserves were reinvested in early January, 2000. See also "Year 2000" for additional disclosures about the Year 2000 issues.

Other Assets

     Other assets increased $14.1 million, or 10.5%, in 1999 to $148.8 million. This compares to a $15.4 million, or 12.9%, increase in 1998. The increase in 1999 was mainly a result of the net deferred tax asset, which grew $17.7 million. This was caused by the $46.7 million decrease in the unrealized gain on available for sale investment securities, and the resulting decline in the related deferred tax liability. The increase in 1998 resulted from the payoff of the $15.5 million loan on the corporate-owned life insurance (COLI) program. This loan was recorded as a reduction to the accumulated cash surrender value on the life insurance policies.

     During 1999, the Corporation continued its participation in affordable housing and community development projects through investments in partnerships. Equity commitments totaling $4.3 million were made to two new projects. The Corporation made its initial investment of this type during 1989 and is now involved in 34 projects, all located in the communities served by its subsidiary banks. The carrying value of these investments was approximately $25.4 million at December 31, 1999. With these investments, the Corporation not only improves the quantity and quality of available housing for low income individuals in support of its banks' Community Reinvestment Act compliance effort, but also becomes eligible for tax credits under federal and, in some cases, state programs.

Deposits and Borrowings

     Deposits increased $21.0 million, or 0.5%, in 1999 to a total of $4.5 billion. This compares to an increase of $122.7 million, or 2.8%, in 1998. Competition for time deposits, which is mainly focused on interest rates, resulted in a decrease of $29.4 million, or 1.3%, in 1999 and $16.7 million, or 0.7%, in 1998. Most notably, certificates of deposit with original maturities of less than one year decreased $104.3 million, or 14.6%, in 1999 and $106.7 million, or 13.2%, in 1998. Demand and savings deposits, however, did see increases in both 1999 ($51.6 million, or 2.3%) and 1998 ($139.4 million, or 6.5%). With reasonable funding alternatives available, the Corporation has avoided simply paying the highest rates to attract new time deposits.

     Short-term borrowings, consisting mainly of Federal funds purchased and customer and broker repurchase agreements, increased $204.8 million, or 75.4%, in 1999 to $476.5 million after remaining flat in 1998. Federal funds purchased increased $95.6 million, customer repurchase agreements increased $36.0 million and broker repurchase agreements increased $70.7 million.

     Long-term debt, which consists of advances from the FHLB, increased $34.9 million, or 11.8% in 1999, following a $245.0 million, or 480.3%, increase in 1998. The dramatic increase in 1998 resulted from favorable long-term rates and a need to better match maturities in conjunction with the Corporation's asset/liability management strategies. In 1999, short-term borrowing was relatively more attractive than longer-term.

     The increases in both short and long-term borrowings over the past two years underscores the difficulty that the Corporation and financial institutions in general have had in generating deposit growth. Although these borrowings have had little impact in the short term on the net interest margin, the Corporation will continue to target deposits as its primary funding source in the future. Deposits, especially demand and savings, are generally less costly and provide an opportunity to expand the existing customer base.

Shareholders' Equity

     Total shareholders' equity increased $6.0 million, or 1.0%, to $614.3 million at December 31, 1999. This compares to an increase of $43.8 million, or 7.8%, in 1998. The slower rate of increase in 1999 reflects two main changes. First, the reduction in the fair value of the Corporation's non-equity investments resulted in a shift from $23.6 million in unrealized gains in 1998 to $11.8 million in unrealized losses at December 31, 1999. Second, as a result of three separate stock repurchase plans in 1999, treasury stock increased $13.5 million.

     Excluding treasury stock and accumulated other comprehensive (loss) gain, shareholders' equity increased $54.9 million, or 9.3%. This resulted from strong net income growth as well as a prudent dividend policy. Despite increasing dividends each year ($0.586 per share in 1999 and $0.529 per share in 1998), the Corporation maintained a dividend payout ratio in the range of 40-45% (41.7% in 1999).

     The first stock repurchase plan expired March 31, 1999 and was for 275,000 shares, of which 47,300 were purchased during 1999. The second plan was approved in April, 1999 for 770,000 shares and was to expire March 31, 2000, however, all 770,000 shares were purchased by the end of 1999. The third plan was approved in December, 1999 and calls for the repurchase of up to 1 million shares through June 30, 2000. In 1999, a total of 62,700 shares had been repurchased under this third plan.

     The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation's financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of December 31, 1999, the Corporation and each of its subsidiaries met the minimum capital requirements. In addition, the Corporation and each of its subsidiaries' capital ratios exceeded the amounts required to be considered "well-capitalized" as defined in the regulations.

YEAR 2000
---------

     The Corporation and its significant third-party data processing service providers successfully transitioned into calendar year 2000. Computer and other electronic information processing systems all properly recognized dates after 1999, confirming the successful completion of the Corporation's five-step comprehensive plan (Year 2000 Plan) for awareness, assessment, renovation, validation, and implementation. Both information technology and non-information technology systems, such as embedded technology in security and other systems, continue to function properly. The Corporation has not activated its established and tested contingency plans since no significant Year 2000 problems have occurred.

     The Corporation incurred approximately $2.3 million in expenses ($1.5 million in 1999) in completing its Year 2000 Plan. The majority of these expenses were internal resources allocated to the Year 2000 Plan and not incremental costs. In the future, these resources will be used for additional technology initiatives. The Corporation also incurred capital expenditures of approximately $5.5 million ($2.5 million in 1999) to replace non-compliant hardware, software and other equipment. These expenditures, which were necessary for Year 2000, also significantly improved the overall technology infrastructure of the Corporation.

     Other issues not related to the Corporation's computer systems include the Year 2000 compliance of vendors and borrowers. The ability of vendors to continue to provide uninterrupted service and for borrowers to continue to perform on their loans could have a material impact on the Corporation's financial statements. There are no known Year 2000 problems arising since the beginning of the year 2000 related to significant vendors or borrowers.

     While the initial results of the Corporation's Year 2000 preparedness have been positive, there remains the possibility that Year 2000 problems not yet identified could arise. While management believes the likelihood of a problem relating to remaining Year 2000 issues resulting in a material impact on the financial statements is remote, only the passage of time will confirm this.


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

Equity Market Price Risk:

     Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation's equity investments consist of common stocks of publicly traded financial institutions (cost basis of approximately $52.0 million) and U.S. Government and agency stock (cost basis of approximately $31.8 million). The Corporation's equity investments had a total estimated fair value of $98.2 million at December 31, 1999. The $14.3 million net unrealized gain is primarily attributable to the financial institutions stock.

     Although the cost basis of equity investments accounted for only 1.6% of the Corporation's total assets, the unrealized gains on the portfolio represent a potential source of revenue. The Corporation has a history of periodically realizing gains from this portfolio and, if values were to decline significantly, this revenue source could be lost.

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

     At December 31, 1999, liquid assets (defined as cash and due from banks, short-term investments, securities available for sale, and non-mortgage-backed securities held to maturity due in one year or less) totaled $1.4 billion or 23.0% of total assets. This compares to $1.4 billion, or 25.5% of total assets at December 31, 1998. Liquidity is also provided by non-mortgage-backed securities held to maturity due from one to five years, which totaled $14.5 million and $24.8 million at December 31, 1999 and 1998, respectively. Principal payments received on the held to maturity mortgage-backed securities portfolio also provide liquidity. The Corporation had $53.9 million of such mortgage-backed securities at December 31, 1999 and $117.4 million at December 31, 1998.

     The loan portfolio provides an additional source of liquidity due to the Corporation's ability to participate in the secondary mortgage market. Sales of residential mortgages into the secondary market of $184.5 million and $219.7 million in 1999 and 1998, respectively, provided the necessary funding which allowed the Corporation to meet the needs of its customers for new mortgage financing.

     From a funding standpoint, the Corporation has been able to rely over the years on a stable base of "core" deposits. Even though the Corporation has experienced notable changes in the composition and interest sensitivity of this deposit base, it has been able to rely on this base to provide needed liquidity.

     The Corporation also has access to sources of large denomination or jumbo time deposits and repurchase agreements as potential sources of liquidity. However, the Corporation has attempted to minimize its reliance upon these more volatile short-term funding sources and to use them primarily to meet the requirements of its existing customer base or when it is profitable to do so.

     Each of the Corporation's subsidiary banks are members of the FHLB, which provides them access to FHLB overnight and term credit facilities. At December 31, 1999, the Corporation had $327.6 million in term advances from the FHLB with an additional $713 million of borrowing capacity (including both short-term funding on its lines of credit and long-term borrowings). This availability, along with Federal funds lines at various correspondent commercial banks, provides the Corporation with additional liquidity.

     The following table provides information about the Corporation's interest rate sensitive financial instruments. The table provides expected cash flows and weighted average rates for each significant interest rate sensitive financial instrument, by expected maturity period. None of the Corporation's financial instruments are classified as trading.

FULTON FINANCIAL CORPORATION
INTEREST RATE SENSITIVITY

(dollars in thousands)                                                    Expected Maturity Period
                                        -------------------------------------------------------------------------------------------
                                             2000            2001            2002            2003            2004          Beyond
                                        -------------   -------------   -------------   -------------   --------------   ----------
Fixed rate loans (1)                    $   736,588     $   550,655     $   451,723     $   335,032     $   245,507     $   779,601
    Average rate (1)                           7.79%           7.81%           7.74%           7.75%           7.72%           7.66%
Floating rate loans (2)                     385,712         146,146         120,483         108,962          79,084         482,914
    Average rate                               9.23%           9.30%           9.52%           9.35%           8.54%           8.05%

Fixed rate investments (3)                  233,420         197,726         167,730         190,277          97,776         237,300
    Average rate                               6.06%           6.04%           6.08%           6.05%           6.16%           6.29%
Floating rate investments (3)                   750              50             923           1,000               -          16,280
    Average rate                               7.19%           7.50%           6.19%           6.42%              -            6.14%

Other interest-earning assets                 2,814               -               -               -               -               -
    Average rate                               5.55%              -               -               -               -               -
                                        --------------------------------------------------------------------------------------------

Total                                   $ 1,359,284     $   894,577     $   740,859     $   635,271     $   422,367     $ 1,516,095
    Average rate                               7.90%           7.66%           7.65%           7.51%           7.51%           7.55%
                                        --------------------------------------------------------------------------------------------

Fixed rate deposits (4)                 $ 1,411,026     $   464,578     $   173,770     $    59,505     $    30,372     $    20,593
    Average rate                               4.98%           5.40%           5.69%           5.56%           5.54%           5.69%
Floating rate deposits (5)                  553,718          80,642          77,215          77,215          77,215         796,186
    Average rate                               3.27%           1.56%           1.52%           1.52%           1.52%           1.39%

Fixed rate borrowings (6)                    88,934          70,780             280         152,780             280          15,196
    Average rate                               5.27%           4.60%           5.76%           5.26%           5.76%           5.04%
Floating rate borrowings (7)                487,546               -               -               -               -               -
    Average rate                               5.02%              -               -               -               -               -
                                        --------------------------------------------------------------------------------------------

Total                                   $ 2,541,224     $   616,000     $   251,265     $   289,500     $   107,867     $   831,975
    Average rate                               4.63%           4.81%           4.41%           4.32%           2.66%           1.56%


(dollars in thousands)                                       Estimated
                                              Total          Fair Value
                                        ----------------   --------------
Fixed rate loans (1)                       $ 3,099,106     $    3,020,936
    Average rate (1)                              7.74%
Floating rate loans (2)                      1,323,301          1,318,403
    Average rate                                  8.80%

Fixed rate investments (3)                   1,124,229          1,091,189
    Average rate                                  6.12%
Floating rate investments (3)                   19,003             18,851
    Average rate                                  6.20%

Other interest-earning assets                    2,814              2,814
    Average rate                                  5.55%
-------------------------------------------------------------------------
Total                                      $ 5,568,453     $    5,452,193
    Average rate                                  7.66%
-------------------------------------------------------------------------

Fixed rate deposits (4)                    $ 2,159,844     $    2,147,978
    Average rate                                  5.16%
Floating rate deposits (5)                   1,662,191          1,661,918
    Average rate                                  2.04%

Fixed rate borrowings (6)                      328,250            315,334
    Average rate                                  5.11%
Floating rate borrowings (7)                   487,546            487,546
    Average rate                                  5.02%
-------------------------------------------------------------------------
Total                                      $ 4,637,831     $    4,612,776
    Average rate                                  4.02%
-------------------------------------------------------------------------

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

     Static gap provides a measurement of repricing risk in the Corporation's balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation's assets and liabilities into predetermined repricing periods. The assets and liabilities in each of these periods are summed and compared for mismatches within that maturity segment. Core deposits having noncontractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans held and for mortgage-backed securities includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation's policy limits the cumulative 6-month gap to plus or minus 15% of total earning assets. The cumulative 6-month gap as of December 31, 1999 was 0.88. The following is a summary of the interest sensitivity gaps for four different time intervals as of December 31, 1999:

                                             Daily      0-90    91-180  181-365
                                           Adjustable   Days     Days     Days
                                           ----------   ----    ------  -------
        GAP........................            1.23     0.62     0.57     0.79

        CUMULATIVE GAP.............            1.23     0.98     0.88     0.85

     Simulation of net interest income and of net income is performed for the next twelve-month period. A variety of interest rate scenarios is used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of earnings is used primarily to measure the Corporation's short-term earnings exposure to rate movements. The Corporation's policy limits the potential exposure of net interest income to 10% of the base case net interest income for every 100 basis point "shock" in interest rates. A "shock' is an immediate upward or downward movement of interest rates across the yield curve based upon changes in the prime rate. At December 31, 1999 the Corporation had a larger exposure to upward rate shocks, with net interest income at risk of loss over the next twelve months of 2%, 5% and 8% where interest rates are shocked upward by 100, 200 and 300 basis points, respectively.

     Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer term repricing risks and options in the Corporation's balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point "shock" movement in interest rates. As of December 31, 1999, upward shocks of 100, 200 and 300 basis points were estimated to have negative effects upon economic value of 2%, 1% and 1%, respectively.

Common Stock
------------

     As of December 31, 1999, the Corporation had 68,499,473 shares of $2.50 par value common stock outstanding held by 15,696 shareholders of record. The common stock of the Corporation is traded on the national market system of the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol FULT.

     The following table presents the quarterly high and low prices of the Corporation's common stock and per-share cash dividends declared for each of the quarterly periods in 1999 and 1998. Per-share amounts have been retroactively adjusted to reflect the effect of stock dividends declared.


                                         Price Range
                                   -----------------------           Per-Share
                                    High            Low              Dividend
                                   --------        -------           ---------
          1999
          ----
          First Quarter.......     20 29/32        18 3/16            $0.136
          Second Quarter......     21 5/8          19 3/8              0.150
          Third Quarter.......     21 1/16         18 3/4              0.150
          Fourth Quarter......     20 5/16         17 9/16             0.150

          1998
          ----
          First Quarter.......     24 3/32         21 41/64            0.125
          Second Quarter......     27 21/64        21 41/64            0.131
          Third Quarter.......     23 63/64        17 27/32            0.136
          Fourth Quarter......     20 29/32        16 23/64            0.136

Item 8. Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)

                                                                                                    December 31
                                                                                         ----------------------------------
                                                                                               1999               1998
                                                                                         ---------------    ---------------
Assets
---------------------------------------------------------------------------------------------------------------------------
Cash and due from banks ...........................................................      $     245,572      $     247,558
Interest-bearing deposits with other banks ........................................              1,798              2,975
Mortgage loans held for sale ......................................................              1,016              7,987
Investment securities:
     Held to maturity (estimated fair value- $84,777 in 1999 and $177,939 in 1998)              85,474            176,623
     Available for sale ...........................................................          1,137,846          1,206,121

Loans .............................................................................          4,432,030          4,040,455
     Less:  Allowance for loan losses .............................................            (57,631)           (57,415)
            Unearned income .......................................................             (9,623)           (10,064)
                                                                                         ---------------    ---------------
                         Net Loans ................................................          4,364,776          3,972,976
                                                                                         ---------------    ---------------

Premises and equipment ............................................................             79,217             75,715
Accrued interest receivable .......................................................             31,496             34,942
Other assets ......................................................................            122,824            113,766
                                                                                         ---------------    ---------------

                         Total Assets .............................................      $   6,070,019      $   5,838,663
                                                                                         ===============    ===============

Liabilities
---------------------------------------------------------------------------------------------------------------------------
Deposits:
     Noninterest-bearing ..........................................................      $     724,778      $     759,585
     Interest-bearing .............................................................          3,822,035          3,833,384
                                                                                         ---------------    ---------------
                         Total Deposits ...........................................          4,546,813          4,592,969
                                                                                         ---------------    ---------------

Short-term borrowings:
     Securities sold under agreements to repurchase................................            309,790            212,225
     Federal funds purchased.......................................................            172,250             19,521
     Demand notes of U.S. Treasury ................................................              5,506              3,839
                                                                                         ---------------    ---------------
                         Total Short-Term Borrowings ..............................            487,546            235,585
                                                                                         ---------------    ---------------

Accrued interest payable ..........................................................             32,313             34,255
Other liabilities .................................................................             60,803             71,502
Long-term debt ....................................................................            328,250            296,018
                                                                                         ---------------    ---------------
                         Total Liabilities ........................................          5,455,725          5,230,329
                                                                                         ---------------    ---------------

Shareholders' Equity
---------------------------------------------------------------------------------------------------------------------------
Common stock ($2.50 par)
     Shares:  Authorized 400,000,000
              Issued 69,356,609; Outstanding 68,499,473 (69,185,204 in 1998).......            173,392            157,638
Capital surplus ...................................................................            394,234            293,897
Retained earnings .................................................................             75,482            136,668
Accumulated other comprehensive (loss) income......................................            (11,846)            23,619
Less: Treasury stock (857,136 shares in 1999 and 171,405 shares in 1998)...........            (16,968)            (3,488)
                                                                                         --------------     ---------------
                         Total Shareholders' Equity ...............................            614,294            608,334
                                                                                         --------------     ---------------

                         Total Liabilities and Shareholders' Equity ...............      $   6,070,019      $   5,838,663
                                                                                         ==============     ===============
---------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)

                                                                               Year Ended December 31
                                                                -----------------------------------------------------
                                                                     1999               1998               1997

Interest
Income
---------------------------------------------------------------------------------------------------------------------
Loans, including fees .....................................     $     343,906      $     338,667      $    324,815
Investment securities:
     Taxable ..............................................            62,229             60,744            53,005
     Tax-exempt ...........................................             8,388              4,749             4,301
     Dividends ............................................             4,124              3,505             2,823
Federal funds sold ........................................               161              1,486             1,994
Interest-bearing deposits with other banks ................               106                214               310
                                                                 - --------------    --------------    --------------
                                                                       18,914            409,365           387,248
Interest Expense
---------------------------------------------------------------------------------------------------------------------
Deposits ..................................................           143,165            159,684           153,329
Short-term borrowings .....................................            16,019              9,124            10,828
Long-term debt ............................................            15,643              8,886             3,996
                         Total Interest Expense ...........       --------------    --------------    --------------
                                                                      174,827            177,694           168,153
                                                                  --------------    --------------    --------------
                         Net Interest Income ..............           244,087            231,671           219,095
Provision for Loan Losses .................................             8,216              5,582             8,417
                         Net Interest Income After                --------------    --------------    --------------
                                Provision for Loan Losses .           235,871            226,089           210,678

Other Income
---------------------------------------------------------------------------------------------------------------------
Investment management & trust services.....................            16,109             12,659            10,398
Service charges on deposit accounts .......................            21,242             18,954            17,849
Other service charges and fees ............................            13,110             12,167            10,537
Mortgage banking income....................................             4,195              4,808             3,574
Investment securities gains ...............................             8,166             11,360             6,355
                                                                   --------------    --------------    --------------
                                                                       62,822             59,948            48,713

Other Expenses
---------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits ............................            88,657             84,112            79,301
Net occupancy expense .....................................            13,352             12,399            13,126
Equipment expense .........................................             9,507              9,034             9,588
Special services ..........................................            11,069             10,623             7,872
Other .....................................................            38,403             41,526            39,651
                                                                   --------------    --------------    --------------
                                                                      160,988            157,694           149,538
                                                                   --------------    --------------    --------------
                         Income Before Income Taxes .......           137,705            128,343           109,853
Income Taxes ..............................................            40,479             39,832            33,448
                                                                   --------------    --------------    --------------
                         Net Income .......................     $      97,226      $      88,511      $     76,405
                                                                   ==============    ==============    ==============

---------------------------------------------------------------------------------------------------------------------
Per-Share Data:
Net Income (Basic).........................................     $       1.41       $       1.28       $       1.11
Net Income (Diluted).......................................             1.40               1.27               1.10
Cash Dividends ............................................             0.586              0.529              0.453

---------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                            Common           Capital          Retained
(Dollars in thousands, except per-share data)                                Stock           Surplus          Earnings
-----------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997...........................................   $      117,035   $      251,159    $      122,385
     Comprehensive Income:
          Net income.................................................                                              76,405
          Other - unrealized gain on securities (net of $ 9.9 million tax expense)
               Total comprehensive income............................
     Stock dividend issued - 10% (4,944,025 shares)..................            8,989           73,962           (83,045)
     Stock issued (279,906 shares)...................................              473            1,281
     Acquisition of treasury stock (57,750 shares)...................
     Cash dividends - $0.453 per share...............................                                             (31,111)
                                                                        -----------------------------------------------------
Balance at December 31, 1997.........................................          126,497          326,402            84,634
     Comprehensive Income:
          Net income.................................................                                              88,511
          Other - unrealized loss on securities (net of $2.5 million tax benefit)
               Total comprehensive income............................
     Stock split paid in the form of a 25% stock dividend (13,183,897
      shares)                                                                   29,963          (30,088)
     Stock issued (677,598 shares, including 173,494 shares of
      treasury stock)                                                            1,178           (2,417)
     Acquisition of treasury stock (275,743 shares)..................
     Cash dividends - $0.529 per share...............................                                             (36,477)
                                                                        -----------------------------------------------------
Balance at December 31, 1998.........................................          157,638          293,897           136,668
     Comprehensive Income:
          Net income.................................................                                              97,226
          Other - unrealized loss on securities (net of $19.1 million tax benefit)
               Total comprehensive income............................
     Stock dividend issued - 10% (6,302,309 shares)..................           15,754          102,099          (117,917)
     Stock issued 194,369 (Shares of treasury stock).................                            (1,762)
     Acquisition of treasury stock (880,100 shares)..................
     Cash dividends - $0.586 per share...............................                                             (40,495)
                                                                        -----------------------------------------------------
Balance at December 31, 1999.........................................   $      173,392   $      394,234    $       75,482
                                                                        =====================================================



                                                                          Accumulated
                                                                             Other
                                                                          Comprehen-
                                                                          sive Income        Treasury
(Dollars in thousands, except per-share data)                               (Loss)            Stock             Total
---------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997...........................................   $        9,818        $    (103)   $      500,294
     Comprehensive Income:
          Net income.................................................                                              76,405
          Other - unrealized gain on securities (net of $ 9.9 million
           tax expense)                                                         18,439                             18,439
                                                                                                           ----------------
               Total comprehensive income............................                                              94,844
                                                                                                           ----------------
     Stock dividend issued - 10% (4,944,025 shares)..................                                                 (94)
     Stock issued (279,906 shares)...................................                                               1,754
     Acquisition of treasury stock (57,750 shares)...................                            (1,196)           (1,196)
     Cash dividends - $0.453 per share...............................                                             (31,111)
                                                                        ---------------------------------------------------
Balance at December 31, 1997.........................................           28,257           (1,299)          564,491
     Comprehensive Income:
          Net income.................................................                                              88,511
          Other - unrealized loss on securities (net of $2.5 million
           tax benefit)                                                         (4,638)                            (4,638)
                                                                                                           ----------------
               Total comprehensive income............................                                              83,873
                                                                                                           ----------------
     Stock split paid in the form of a 25% stock dividend (13,183,897
      shares)                                                                                                        (125)
     Stock issued (677,598 shares, including 173,494 shares of
      treasury stock)                                                                             3,489             2,250
     Acquisition of treasury stock (275,743 shares)..................                            (5,678)           (5,678)
     Cash dividends - $0.529 per share...............................                                             (36,477)
                                                                        ---------------------------------------------------
Balance at December 31, 1998.........................................           23,619           (3,488)          608,334
     Comprehensive Income:
          Net income.................................................                                              97,226
          Other - unrealized loss on securities (net of $19.1 million
           tax benefit)                                                        (35,465)                           (35,465)
                                                                                                           ----------------
               Total comprehensive income............................                                              61,761
     Stock dividend issued - 10% (6,302,309 shares)..................                                                 (64)
     Stock issued 194,369 (Shares of treasury stock).................                              4,054            2,292
     Acquisition of treasury stock (880,100 shares)..................                           (17,534)          (17,534)
     Cash dividends - $0.586 per share...............................                                             (40,495)
                                                                        ---------------------------------------------------
Balance at December 31, 1999.........................................      $   (11,846)     $   (16,968)   $      614,294
                                                                        ===================================================


--------------------------------------------------------------------------------
See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------------
(In Thousands)
                                                                                     Year Ended December 31
                                                                      ---------------------------------------------------
                                                                          1999               1998               1997
                                                                      -------------      -------------      -------------
Cash Flows from Operating Activities:
    Net income ...................................................    $      97,226      $      88,511      $      76,405

    Adjustments to Reconcile Net Income to Net Cash Provided by
    Operating Activities:
      Provision for loan losses ....................................          8,216              5,582              8,417
      Depreciation and amortization of premises and equipment ......          9,911              8,965              9,690
      Net amortization of investment security premiums .............          1,204                359                315
      Deferred income tax expense (benefit).........................          1,377              (329)                841
      Gain on sale of investment securities ........................         (8,166)           (11,360)            (6,355)
      Gain on sale of mortgage loans................................         (2,554)            (3,384)            (2,271)
      Proceeds from sale of mortgage loans..........................        184,535            219,745            128,929
      Originations of mortgage loans held for sale..................       (175,010)          (222,402)          (122,460)
      Amortization of intangible assets ............................          1,297              1,399              1,493
      Decrease (increase) in accrued interest receivable ...........          3,446             (2,606)              (213)
      Decrease (increase) in other assets ..........................          7,303            (24,080)           (10,151)
      (Decrease) increase in accrued interest payable ..............         (1,942)             1,028              5,804
      Increase (decrease) in other liabilities......................            792             (3,494)            14,649
                                                                      -------------      -------------      -------------
           Total  adjustments.......................................         30,409            (30,577)            28,688
                                                                      -------------      -------------      -------------
               Net cash provided by operating activities ...........        127,635             57,934            105,093
                                                                      -------------      -------------      -------------

Cash Flows from Investing Activities:
      Proceeds from sales of securities available for sale .........         18,765             25,872            133,723
      Proceeds from maturities of securities held to maturity ......         92,635            173,056            216,859
      Proceeds from maturities of securities available for sale ....        297,846            251,311            103,430
      Purchase of securities held to maturity ......................         (1,500)            (6,606)           (27,738)
      Purchase of securities available for sale ....................       (308,271)          (743,044)          (470,603)
      Decrease (increase) in short-term investments ................          1,177               (341)             3,506
      Net increase in loans ........................................       (400,016)           (74,471)          (377,302)
      Purchase of premises and equipment, net.......................        (13,413)           (11,633)           (13,958)
                                                                      -------------      -------------      -------------
               Net cash used in investing activities ...............       (312,777)          (385,856)          (432,083)
                                                                      -------------      -------------      -------------
Cash Flows from Financing Activities:
      Net (decrease) increase in demand and savings deposits .......        (44,292)           202,648             62,481
      Net (decrease) increase in time deposits .....................         (1,864)           (28,222)           283,662
      Addition to long-term debt....................................         43,092            263,612             13,747
      Repayment of long-term debt...................................        (10,860)           (20,639)           (28,200)
      Increase (decrease) in short-term borrowings .................        251,961            (12,716)            21,911
      Dividends paid ...............................................        (39,575)           (33,939)           (29,810)
      Net proceeds from issuance of common stock ...................          2,228              2,125              1,660
      Acquisition of treasury stock ................................        (17,534)            (5,678)            (1,196)
                                                                      -------------      -------------      -------------
               Net cash provided by financing activities............        183,156            367,191            324,255
                                                                      -------------      -------------      -------------
      Net (Decrease) Increase  in Cash and Due From Banks ..........         (1,986)            39,269             (2,735)
      Cash and Due From Banks at Beginning of Year .................        247,558            208,289            211,024
                                                                      -------------      -------------      -------------
      Cash and Due From Banks at End of Year .......................  $     245,572      $     247,558      $     208,289
                                                                      =============      =============      =============
      Supplemental Disclosures of Cash Flow Information
          Cash paid during the year for:
               Interest ............................................  $     176,769      $     176,666      $     162,349
               Income taxes ........................................         31,066             36,040             29,138
-------------------------------------------------------------------------------------------------------------------------

      See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

     Business: Fulton Financial Corporation (Parent Company) provides a full range of banking and financial services to businesses and consumers through its wholly-owned banking subsidiaries: Fulton Bank, Lebanon Valley Farmers Bank, Swineford National Bank, Lafayette Ambassador Bank, FNB Bank, N.A., Great Valley Bank, Hagerstown Trust, Delaware National Bank, The Bank of Gloucester County, The Woodstown National Bank & Trust Company and The Peoples Bank of Elkton. In addition, the Parent Company owns four non-banking subsidiaries: Fulton Financial Realty Company, Fulton Life Insurance Company, Central Pennsylvania Financial Corporation and FFC Management, Inc. Collectively, the Parent Company and its subsidiaries are referred to as the Corporation.

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

     The Corporation offers, through its eleven banking subsidiaries, a full range of retail and wholesale banking services throughout sixteen central and eastern Pennsylvania counties, two Maryland counties, one Delaware county and two New Jersey counties. Approximately 55% of the Corporation's business is conducted in the south central Pennsylvania region. Industry diversity is the key to the economic well-being of this region and the Corporation is not dependent upon any single customer or industry.

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

     Investments: Debt securities acquired are classified as held to maturity at the time of purchase when the Corporation has both the intent and ability to hold these investments until they mature. Such debt securities are carried at cost adjusted for amortization of premiums and accretion of discounts using the effective yield method. The Corporation does not engage in trading activities, however, since the investment portfolio serves as a source of liquidity, most debt securities and all marketable equity securities are classified as available for sale. Securities available for sale are carried at estimated fair value with the related unrealized holding gains and losses reported as a separate component of shareholders' equity, net of tax. Realized security gains and losses are computed using the specific identification method and are recorded on a trade date basis.

     Revenue Recognition: Loan and lease financing receivables are stated at their principal amount outstanding, except for mortgages held for sale which are carried at the lower of aggregate cost or market value. Interest income on loans is accrued as earned. Unearned income on installment loans is recognized on a basis which approximates the effective yield method.

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

     Allowance for Loan Losses: The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. Management's periodic evaluation of the adequacy of the allowance for loan losses is based on the Corporation's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, the estimated fair value of the underlying collateral, and current economic conditions. Management believes that the allowance for loan losses is adequate, however, future additions to the allowance may be necessary based on changes in any of these factors.

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

     A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows (in thousands):

                                                           1999    1998    1997
                                                           ----    ----    ----

     Weighted average shares outstanding (basic)........  68,973  68,967  68,730
     Impact of common stock equivalents.................     388     719     964
                                                          ------  ------  ------
     Weighted average shares outstanding (diluted)......  69,361  69,686  69,694
                                                          ======  ======  ======

     Comprehensive Income: The following table summarizes the reclassification adjustment for realized security gains (net of taxes) for each of the indicated periods(in thousands):

                                                                  1998              1998             1997
                                                                  ----              ----             ----

Unrealized holding (losses) gains arising during period.....    $ (30,157)      $     2,746      $    22,570
Less: reclassification adjustment for gains included
        in net income.......................................        5,308             7,384            4,131
                                                               ----------       -----------      -----------

Net unrealized (losses) gains on securities.................    $ (35,465)      $    (4,638)     $    18,439
                                                               ==========       ===========      ===========

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

     Accounting for Derivative Instruments and Hedging Activities: In June, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). This statement expanded the previous definition of derivatives to include certain additional transactions. Entities are required to record derivatives at their fair values and recognize any changes in fair value in current period earnings, unless specific hedge criteria are met. Statement 133, as amended by Statement 137, is effective for years beginning after June 15, 2000. The Corporation does not expect the adoption of Statement 133 to have a material effect on its balance sheet or net income.

     Reclassifications and Restatements: Certain amounts in the 1998 and 1997 consolidated financial statements and notes have been reclassified to conform to the 1999 presentation. All share and per-share data have been restated to reflect the impact of the 10% stock dividend paid on June 1, 1999.


NOTE B - RESTRICTIONS ON CASH AND DUE FROM BANKS
--------------------------------------------------------------------------------

     The Corporation's subsidiary banks are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against their deposit liabilities. The average amount of such reserves during 1999 and 1998 was approximately $51.3 million and $51.6 million, respectively.

NOTE C - INVESTMENT SECURITIES
--------------------------------------------------------------------------------

     The following tables summarize the amortized cost and estimated fair values of investment securities as of December 31 (in thousands):

                                                              Gross          Gross        Estimated
                                             Amortized     Unrealized     Unrealized        Fair
1999 Held to Maturity                          Cost           Gains         Losses          Value
---------------------------------------    -------------  -------------  ------------   -------------
U.S. Government and
     agency securities.................    $      10,388  $          32  $       (192)  $      10,228
State and municipal securities.........           20,622            109          (110)         20,621
Debt securities issued
     By foreign governments............              455              1            (3)            453
Corporate debt securities..............               70              -              -             70
Mortgage-backed securities.............           53,939             87          (621)         53,405
                                           -------------  -------------  ------------   -------------
                                           $      85,474  $         229  $       (926)  $      84,777
                                           =============  =============  ============   =============

                                                              Gross          Gross        Estimated
                                             Amortized     Unrealized     Unrealized        Fair
1999 Available for Sale                        Cost           Gains         Losses          Value
---------------------------------------    -------------  -------------  ------------   -------------
Equity securities......................    $      98,311  $      17,946  $     (3,674)  $     112,583
U.S. Government and
     agency securities.................          204,407             76        (3,323)        201,160
State and municipal securities.........          190,560            211        (7,288)        183,483
Corporate debt securities..............            4,571              4              -          4,575
Mortgage-backed securities.............          658,220             57       (22,232)        636,045
                                           -------------  -------------  ------------   -------------
                                           $   1,156,069  $      18,294  $    (36,517)  $   1,137,846
                                           =============  =============  ============   =============

1998 Held to Maturity
---------------------------------------
U.S. Government and
     agency securities.................    $      24,287  $         250  $           -  $      24,537
State and municipal securities.........           34,457            649           (20)         35,086
Debt securities issued
     By foreign governments............              405              1            (3)            403
Corporate debt securities..............               44              -            (3)             41
Mortgage-backed securities.............          117,430            541           (99)        117,872
                                           -------------  -------------  ------------   -------------
                                           $     176,623  $       1,441       $  (125)  $     177,939
                                           =============  =============  ============   =============

1998 Available for Sale
---------------------------------------
Equity securities......................    $      81,719  $      29,695        $ (548)  $     110,866
U.S. Government and
     agency securities.................          285,168          2,787          (105)        287,850
State and municipal securities.........          123,451          1,891          (416)        124,926
Corporate debt securities..............            6,892             86              -          6,978
Mortgage-backed securities.............          672,519          4,273        (1,291)        675,501
                                           -------------  -------------  ------------   -------------
                                           $   1,169,749  $      38,732      $ (2,360)  $   1,206,121
                                           =============  =============  ============   =============

     The amortized cost and estimated fair value of debt securities at December 31, 1999 by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 Held to Maturity             Available for Sale
                                           ----------------------------  ----------------------------
                                             Amortized      Estimated      Amortized      Estimated
                                               Cost        Fair Value        Cost        Fair Value
                                           -------------  -------------  -------------  -------------
                                                                 (in thousands)
Due in one year or less.................   $      10,100  $      10,098  $      46,707  $      46,744
Due from one year to five years.........          14,471         14,411        197,771        193,585
Due from five years to ten years........           3,056          2,991        136,699        130,745
Due after ten years.....................           3,908          3,872         18,361         18,144
                                           -------------  -------------  -------------  -------------
                                                  31,535         31,372        399,538        389,218
Mortgage-backed securities..............          53,939         53,405        658,220        636,045
                                           -------------  -------------  -------------  -------------
                                           $      85,474  $      84,777  $   1,057,758  $   1,025,263
                                           =============  =============  =============  =============

     Gains totaling $8.2 million, $11.3 million and $6.2 million were realized on the sale of equity securities during 1999, 1998 and 1997, respectively. Gains totaling $66,000 and $176,000 were realized on the sale of available for sale debt securities during 1998 and 1997, respectively.

     Securities carried at $715.3 million and $590.9 million at December 31, 1999 and 1998, respectively, were pledged as collateral to secure public and trust deposits and for other purposes.


NOTE D - LOANS AND ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------
     Gross loans are summarized as follows as of December 31:

                                                        1999            1998
                                                   -------------   -------------
                                                           (in thousands)
Commercial, financial and agricultural............ $     668,069   $     557,784
Real estate-construction..........................       166,291         129,648
Real estate-mortgage:
   First and second-residential...................     1,398,715       1,325,109
   Commercial.....................................     1,420,546       1,263,215
Consumer..........................................       700,049         696,161
Leasing and other................................         78,360          68,538
                                                   -------------   -------------
                                                   $   4,432,030   $   4,040,455
                                                   =============   =============

         Changes in the allowance for loan losses were as follows for the years ended December 31:

                                                         1999            1998            1997
                                                     -------------  -------------   -------------
                                                                    (in thousands)
Balance at January 1.............................    $      57,415  $      57,557   $      53,893
                                                     -------------  -------------   -------------
Loans charged off................................         (12,812)         (9,140)         (9,242)
Recoveries of loans previously charged off.......            4,812          3,416           4,163
                                                     -------------  -------------   -------------
Net loans charged off............................          (8,000)         (5,724)         (5,079)
                                                     -------------  -------------   -------------
Provision for loan losses........................            8,216          5,582           8,417
Allowance purchased..............................                -              -             326
                                                     -------------  -------------   -------------
Balance at December 31...........................    $      57,631  $      57,415   $      57,557
                                                     =============  =============   =============

     Nonaccrual loans aggregated approximately $18.7 million at December 31, 1999, $19.3 million at December 31, 1998 and $20.8 million at December 31, 1997. Interest of approximately $1.8 million, $1.9 million and $1.4 million was not recognized as interest income due to the nonaccrual status of loans during 1999, 1998 and 1997, respectively.

     The recorded investment in loans that were considered to be impaired as defined by Statement 114 was $11.4 million and $14.0 million at December 31, 1999 and 1998, respectively. All impaired loans were included in nonaccrual loans at December 31, 1999 and $12.8 million were included in nonaccrual loans at December 31, 1998. At December 31, 1999, impaired loans had a related allowance for loan losses of $1.8 million. At December 31, 1998, $13.0 million of impaired loans had a related allowance for loan losses of $2.0 million. The average recorded investment in impaired loans during the years ended December 31, 1999, 1998 and 1997 was approximately $10.7 million, $13.2 million and $13.8 million, respectively.

     The Corporation applies all payments received on nonaccruing impaired loans to principal until such time as the principal is paid off, after which time any additional payments received are recognized as interest income. Payments received on accruing impaired loans are applied to principal and interest according to the original terms of the loan. The Corporation recognized interest income of approximately $1.5 million, $100,000 and $171,000 on impaired loans in 1999, 1998 and 1997, respectively.

     The Corporation has granted loans to the officers and directors of the Corporation and to their associates. Related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $89.5 million and $83.5 million at December 31, 1999 and 1998, respectively. During 1999, $27.9 million of new loans were made and repayments totaled $21.9 million.

     The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties at December 31, 1999 and 1998 was $609.8 million and $598.2 million, respectively.

NOTE E - PREMISES AND EQUIPMENT
--------------------------------------------------------------------------------

     The following is a summary of premises and equipment as of December 31:

                                                          1999        1998
                                                       -----------  -----------
                                                            (in thousands)
Premises and leasehold improvements.................   $    91,438  $    84,822
Furniture and equipment.............................        62,573       57,390
Construction in progress............................         6,780        5,974
                                                       -----------  -----------
                                                           160,791      148,186
Less: Accumulated depreciation and amortization.....      (81,574)      (72,471)
                                                       -----------  -----------
                                                       $    79,217  $    75,715
                                                       ===========  ===========

NOTE F - LONG-TERM DEBT
--------------------------------------------------------------------------------

     Long-term debt included the following as of December 31:

                                                         1999          1998
                                                      ----------    ----------
                                                            (in thousands)
Federal Home Loan Bank advances.....................  $  327,638    $  295,350
Other...............................................         612           668
                                                      ----------    ----------
                                                      $  328,250    $  296,018
                                                      ==========    ==========

     As of December 31, 1999, the Corporation had a series of collateralized Federal Home Loan Bank advances totaling $327.6 million. These advances mature through January, 2025, and carry a weighted average interest rate of 5.11%. As of December 31, 1999 the Corporation had an additional borrowing capacity of approximately $713 million with the Federal Home Loan Bank. Borrowings from the Federal Home Loan bank are secured by qualifying residential mortgages, investments and other assets. The following table summarizes the scheduled maturity periods of Federal Home Loan Bank advances as of December 31, 1999:

                                              Amount
                            Year             Maturing
                        -----------------   -----------
                                (in thousands)

                        2000.............   $    20,042
                        2001.............        26,500
                        2002.............             -
                        2003.............        27,500
                        2004.............             -
                        Thereafter.......       253,596
                                            -----------
                                            $   327,638
                                            ===========

NOTE G - REGULATORY MATTERS
--------------------------------------------------------------------------------

Dividend and Loan Limitations
     The dividends that may be paid by subsidiary banks to the Parent Company are subject to certain legal and regulatory limitations. Under such limitations, the total amount available for payment of dividends by subsidiary banks was approximately $164 million at December 31, 1999.

     Under current Federal Reserve regulations, the subsidiary banks are limited in the amount they may loan to their affiliates, including the Parent Company. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of each bank subsidiary's capital and surplus. At December 31, 1999, the maximum amount available for transfer from the subsidiary banks to the Parent Company in the form of loans and dividends was approximately $201 million.

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

     Quantitative measures established by regulation to ensure capital adequacy require the subsidiary banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (as defined in the regulations). Management believes, as of December 31, 1999, that all of its bank subsidiaries meet the capital adequacy requirements to which they are subject.

     As of December 31, 1999, the Corporation's three significant subsidiaries -- Fulton Bank, Lebanon Valley Farmers Bank and Lafayette Ambassador Bank -- were well capitalized under the regulatory framework for prompt corrective action based on their capital ratio calculations. To be categorized as well capitalized, these banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since December 31, 1999 that management believes have changed the institutions' categories

Corporation and its significant subsidiaries.

                                                                          As of December 31, 1999
                                                   -----------------------------------------------------------------------
                                                                                                         To Be Well
                                                                                                      Capitalized Under
                                                                                 For Capital          Prompt Corrective
                                                           Actual             Adequacy Purposes       Action Provisions
                                                   -----------------------  ----------------------  ---------------------
                                                      Amount       Ratio      Amount       Ratio      Amount      Ratio
                                                   -------------  -------   -----------  --------   ----------  ---------
                                                                           (Dollars in thousands)
Total Capital (to Risk Weighted Assets):
     Corporation.................................  $    666,247      15.0%  $   355,376      8.0%   $  444,221     10.0%
     Fulton Bank.................................       219,470      11.1       157,837      8.0       197,297     10.0
     Lebanon Valley Farmers Bank.................        69,299      14.2        38,924      8.0        48,655     10.0
     Lafayette Ambassador Bank...................        75,014      12.4        48,322      8.0        60,402     10.0

Tier I Capital (to Risk Weighted Assets):
     Corporation.................................  $    610,693      13.7%  $   177,688      4.0%   $  266,532      6.0%
     Fulton Bank.................................       199,077      10.1        78,919      4.0       118,378      6.0
     Lebanon Valley Farmers Bank.................        63,191      13.0        19,462      4.0        29,193      6.0
     Lafayette Ambassador Bank...................        68,467      11.3        24,161      4.0        36,241      6.0

Tier I Capital (to Average Assets):
     Corporation.................................  $    610,693      10.1%  $   180,565      3.0%   $  300,941      5.0%
     Fulton Bank.................................       199,077       8.5        70,397      3.0       117,329      5.0
     Lebanon Valley Farmers Bank.................        63,191       9.5        19,911      3.0        33,185      5.0
     Lafayette Ambassador Bank...................        68,467       8.3        24,754      3.0        41,257      5.0



                                                                           As of December 31, 1998
                                                    ----------------------------------------------------------------------
                                                                                                         To Be Well
                                                                                                      Capitalized Under
                                                                                 For Capital          Prompt Corrective
                                                            Actual            Adequacy Purposes       Action Provisions
                                                   -----------------------  ----------------------  ---------------------
                                                       Amount      Ratio      Amount       Ratio      Amount      Ratio
                                                   -------------  -------   -----------  --------   ----------  ---------
                                                                           (Dollars in thousands)
Total Capital (to Risk Weighted Assets):
     Corporation..................................  $    621,124     15.1%  $   328,191      8.0%   $  410,238     10.0%
     Fulton Bank..................................       209,004     11.8       141,514      8.0       176,892     10.0
     Lebanon Valley Farmers Bank..................        66,377     14.0        37,987      8.0        47,484     10.0
     Lafayette Ambassador Bank....................        74,765     13.7        43,708      8.0        54,635     10.0

Tier I Capital (to Risk Weighted Assets):
     Corporation..................................  $    569,768     13.9%  $   164,095      4.0%   $  246,143      6.0%
     Fulton Bank..................................       188,403     10.7        70,757      4.0       106,135      6.0
     Lebanon Valley Farmers Bank..................        60,425     12.7        18,993      4.0        28,490      6.0
     Lafayette Ambassador Bank....................        68,354     12.5        21,854      4.0        32,781      6.0

Tier I Capital (to Average Assets):
     Corporation..................................  $    569,768      9.9%  $   172,182      3.0%   $  286,969      5.0%
     Fulton Bank..................................       188,403      9.2        61,787      3.0       102,978      5.0
     Lebanon Valley Farmers Bank..................        60,425     10.6        17,063      3.0        28,439      5.0
     Lafayette Ambassador Bank....................        68,354     12.5        16,466      3.0        27,444      5.0

NOTE H - INCOME TAXES

     The components of the provision for income taxes are as follows:

                                                               Year ended December 31
                                                     ------------------------------------------
                                                          1999          1998             1997
                                                     ------------   ------------   ------------
Current tax expense -
     Federal.......................................  $     38,972   $     40,031   $     32,582
     State.........................................           130            130             25
                                                     ------------   ------------   ------------
                                                           39,102         40,161         32,607

Deferred tax expense...............................         1,377           (329)           841
                                                     ------------   ------------   ------------
                                                     $     40,479   $     39,832   $     33,448
                                                     ============   ============   ============

     The differences between the effective income tax rate and the federal statutory income tax rate are as follows:

                                                               Year ended December 31
                                                     ------------------------------------------
                                                         1999           1998           1997
                                                     ------------   ------------   ------------
Statutory tax rate................................         35.0%          35.0%          35.0%
Effect of tax-exempt income.......................         (3.2)          (2.6)          (2.9)
Effect of low income housing investments..........         (2.5)          (2.1)          (2.1)
Other, net........................................          0.1            0.7            0.4
                                                     ------------   ------------   ------------
Effective income tax rate.........................         29.4%          31.0%          30.4%
                                                     ============   ============   ============


     The net deferred tax asset recorded by the Corporation consisted of the following tax effects of temporary differences at December 31:


                                                                             1999           1998
                                                                         ------------   ------------
                                                                                (in thousands)
Allowance for loan losses..............................................  $     19,992   $     19,794
Deferred loan fees.....................................................           144            335
Direct leasing.........................................................        (7,302)        (5,840)
Deferred compensation..................................................         2,361          2,340
Postretirement benefits................................................         3,203          3,184
Fixed asset depreciation...............................................          (699)          (565)
Other..................................................................         2,671          2,499
                                                                         ------------   ------------
                                                                               20,370         21,747
Unrealized holding losses (gains) on securities available for sale.....         6,378        (12,730)
                                                                         ------------   ------------
                                                                         $     26,748   $      9,017
                                                                         ============   ============

     As of December 31, 1999 and 1998, the Corporation has not established any valuation allowance against deferred tax assets since these tax benefits are realizable either through carryback availability against prior years' taxable income or the reversal of existing deferred tax liabilities.


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

     Defined Benefit Pension Plan and 401(k) Plan - Contributions to the defined benefit plan are actuarially determined and funded annually. Plan assets are invested in certificates of deposit, guaranteed investment contracts, U.S. Treasury Securities, money market funds, common stocks and common stock investment funds. Employees covered under the defined benefit plan are also eligible to participate in a 401(k) Plan. This Plan allows employees to defer up to 15% of their pre-tax salary on an annual basis. At its discretion, the Corporation may also make a matching contribution up to 3%.

     Employees who become eligible for a retirement plan after January 1, 1999 will participate in the Profit Sharing Plan and no new participants will be added to the Defined Benefit Plan and 401(k) Plan. The terms of the Profit Sharing Plan have been modified to add a 401(k) feature which allows participants to defer up to 5% of their pre-tax salary on an annual basis, with no employer match.

     The following summarizes the Corporation's expense under the above plans for the years ended December 31:

                                                           1999            1998            1997
                                                      -------------   -------------   -------------
                                                                      (in thousands)
Profit-sharing plan................................   $       4,920   $       3,962   $       3,322
Defined benefit plan...............................           1,393           1,330           1,492
401(k) plan........................................             553             711             804
                                                      -------------   -------------   -------------
                                                      $       6,866   $       6,003   $       5,618
                                                      =============   =============   =============

Defined Benefit Pension Plan

     The net periodic pension cost for the Corporation's defined benefit plan, as determined by consulting actuaries, consisted of the following components for the years ended December 31:

                                                           1999            1998            1997
                                                      -------------   -------------   -------------
                                                                      (in thousands)
Service cost - benefits earned during period.......   $       1,631   $       1,507   $       1,387
Interest cost on projected benefit obligation......           1,747           1,639           1,500
Actual return on assets............................          (3,530)         (1,366)         (3,874)
Net amortization and deferral......................           1,545            (450)          2,479
                                                      -------------   -------------   -------------
Net periodic pension cost..........................   $       1,393   $       1,330   $       1,492
                                                      =============   =============   =============

The valuation date of the defined benefit plan is September 30. The following table summarizes the changes in the projected benefit obligation (PBO) and fair value of plan assets for the indicated periods:

                                                        Oct. 1, 1998     Oct. 1, 1997
                                                          Through           Through
                                                       Sept. 30, 1999    Sept. 30, 1998
                                                      ----------------- ----------------
                                                               (in thousands)
Projected benefit obligation, beginning.............  $        27,157   $        23,967

Merge affiliate plan PBO............................              857                 -
Service cost........................................            1,631             1,507
Interest cost.......................................            1,747             1,639
Distributions.......................................             (965)             (831)
Change due to change in assumptions.................           (3,239)              944
Experience loss at 9/30.............................              185               (69)
                                                      ---------------   ---------------

Projected benefit obligation, ending................  $        27,373   $        27,157
                                                      ===============   ===============

Fair value of plan assets, beginning................  $        26,106   $        23,592

Merge affiliate plan assets.........................              916                 -
Employer contributions..............................            1,498             1,979
Actual return on assets.............................            3,530             1,366
Distributions.......................................             (965)             (831)
                                                      ---------------   ---------------

Fair value of plan assets, ending...................  $        31,085   $        26,106
                                                      ===============   ===============

     The funded status of the plan and the amounts recognized in the consolidated balance sheets as of December 31, 1999 and 1998 follows:

                                                               1999            1998
                                                           ----------       -----------
                                                                  (in thousands)
Projected benefit obligation........................       $  (27,373)      $   (27,157)
Fair value of plan assets...........................           31,085            26,106
                                                           ----------       -----------
     Funded status..................................            3,712            (1,051)

Employer contributions, 10/1 through 12/31..........                -               148
Unrecognized net transition asset...................              184               272
Unrecognized prior service cost.....................               33                39
Unrecognized net loss (gain)........................           (4,298)              265
                                                           ----------       -----------
Pension (liability) recognized in the
     consolidated balance sheets....................        $    (369)       $     (327)
                                                           ==========       ===========

     The following rates were used to calculate net periodic pension cost and present value of benefit obligations:

                                                           1999            1998            1997
                                                         ---------   --------------  ---------------
Discount rate-projected benefit obligation..........       7.50%           6.50%           7.00%
Rate of increase in compensation level..............       5.00            4.00            4.50
Expected long-term rate of return on plan assets....       8.00            8.00            8.00

Postretirement Benefits
     The Corporation currently provides medical and life insurance benefits to retired full-time employees who were employees of the Corporation prior to January 1, 1998. Substantially all of the Corporation's full-time employees may become eligible for these discretionary benefits if they reach normal retirement age while working for the Corporation. The components of the expense for postretirement benefits other than pensions are as follows:

                                                           1999            1998            1997
                                                      -------------   -------------   -------------
                                                                      (in thousands)
Service cost-benefits earned during the period......  $         250   $         251   $         217
Interest cost on accumulated benefit obligation.....            364             377             369
Actual return on plan assets........................             (9)            (10)            (10)
Net amortization and deferral.......................           (289)           (296)           (309)
                                                      -------------   -------------   -------------
Net nonpension postretirement benefit cost..........  $         316   $         322   $         267
                                                      =============   =============   =============


     The following table summarizes the changes in the projected benefit obligation and fair value of plan assets for the years ended December 31, 1999 and 1998:

                                                            1999             1998
                                                      ----------------------------------
                                                                (in thousands)
Projected benefit obligation, beginning.............  $         5,790   $         5,662

Service cost........................................              250               251
Interest cost.......................................              364               377
Benefit payments....................................             (298)             (386)
Change due to change in experience..................              (24)             (124)
Change due to change in assumptions.................              (19)               10
                                                      ---------------   ---------------
Projected benefit obligation, ending................  $         6,063   $         5,790
                                                      ===============   ===============

Fair value of plan assets, beginning................  $           199   $           196

Employer contributions..............................              293               379
Actual return on assets.............................                9                10
Benefit payments....................................             (298)             (386)
                                                      ---------------   ---------------
Fair value of plan assets, ending...................  $           203   $           199
                                                      ===============   ===============

     The funded status of the plan and the amounts recognized in the consolidated balance sheets as of December 31, 1999 and 1998 follows:

                                                               1999            1998
                                                           ----------------------------
                                                                   (in thousands)
Projected benefit obligation........................       $   (6,063)      $    (5,790)
Fair value of plan assets...........................              203               199
                                                           ----------       -----------
     Funded status..................................           (5,860)           (5,591)

Unrecognized prior service cost.....................           (1,810)           (2,037)
Unrecognized net loss...............................           (1,257)           (1,276)
                                                           ----------       -----------
Post-retirement benefits (liability) recognized
     in the consolidated balance sheets.............       $   (8,927)      $    (8,904)
                                                           ==========       ===========


     For measuring the postretirement benefit obligation, a 6.5% annual increase in the per capita cost of health care benefits was assumed. This health care cost trend rate has a significant impact on the amounts reported. Assuming a 1% increase in the health care cost trend rate, the accumulated postretirement benefit obligation would increase by approximately $756,000 and the current period expense would increase by approximately $96,000. Conversely, a 1% decrease in the health care cost trend rate would decrease the accumulated postretirement benefit obligation by approximately $628,000 and the current period expense by approximately $77,000. The discount rate used in determining the accumulated postretirement benefit obligation was 7.50% and 6.50% at December 31, 1999 and 1998, respectively.

NOTE J - STOCK-BASED COMPENSATION PLANS AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------

Incentive Stock Option Plan and Employee Stock Purchase Plan
     The Corporation has an Incentive Stock Option Plan (Option Plan) and an employee stock purchase plan (ESPP). Under the Option Plan, options are granted to key personnel for terms of up to 10 years at option prices equal to the fair market value of the Corporation's stock on the date of grant. Options are 100% vested immediately upon grant. The Plan has reserved 1.4 million shares for future grant through 2006. The number of options granted in any year is dependent upon the Corporation's performance relative to that of a self-defined peer group. A summary of stock option activity under the current and prior plan follows:

                                                               Option Price Per Share
                                                        ------------------------------------
                                             Stock                                  Weighted
                                            Options            Range                Average
                                            ---------    -----------------     -------------
Balance at January 1, 1997.............     1,435,183     $3.48  -  $12.65            $8.89
  Granted..............................       268,945     10.58  -   19.73            17.05
  Exercised............................      (329,717)     3.48  -   12.65             8.22
                                            ---------
Balance at December 31, 1997...........     1,374,411      3.48  -   19.73            10.63
  Granted..............................       275,220     22.55                       22.55
  Exercised............................      (249,630)     3.48  -   19.73             9.45
                                            ---------
Balance at December 31, 1998...........     1,400,001      3.48  -   22.55            13.17
  Granted..............................       234,250     20.84                       20.84
  Exercised............................      (146,030)     3.48  -   19.73             8.19
  Canceled.............................       (10,307)    19.73  -   22.56            21.18
                                            ---------
Balance at December 31, 1999...........     1,477,914     $3.48  -  $22.56           $14.82
                                            =========

     The following table summarizes information concerning options outstanding at December 31, 1999:

                                                     Weighted        Weighted
                   Range of          Unexercised     Average         Average
                   Exercise             Stock       Remaining        Exercise
                    Prices             Options     Life (Years)       Price
             ------------------      ------------  ------------     ----------
             $0.00  -     $5.00            81,572        4.13          $3.60
             $5.00  -    $10.00           367,299        3.78           8.43
             $10.00 -    $15.00           363,895        5.64          11.83
             $15.00 -    $20.00           160,699        7.58          19.73
             $20.00 -    $25.00           504,449        9.12          21.76
                                     ------------  ------------     ----------
                                        1,477,914        6.51         $14.82
                                     ============  ============     ==========

     The ESPP allows eligible employees to purchase stock in the Corporation at 85% of the fair market value of the stock on the date of exercise. Under the terms of the ESPP, 79,451 shares, 70,632 shares and 60,965 shares were issued in 1999, 1998 and 1997, respectively. A total of 766,545 shares have been issued since the inception of the ESPP in 1986. As of December 31, 1999, 520,313 shares have been reserved for future issuances under the ESPP.

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

                                                                    1999           1998           1997
                                                                -------------  ------------   -------------
Net income:                           As reported.............  $      97,226  $      88,511  $      76,405
                                      Proforma................         96,054         87,391         75,306

Net income per share (basic):         As reported.............  $        1.41  $        1.28  $        1.11
                                      Proforma................           1.39           1.27           1.10

Net income per share (diluted):       As reported.............  $        1.40  $        1.27  $        1.10
                                      Proforma................           1.38           1.25           1.08

Weighted average fair value of options granted..............    $        5.24  $        5.09  $        4.86

     Because the Statement 123 method has not been applied to options granted prior to January 1, 1995, the resulting pro-forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

                                                    1999        1998      1997
                                                 ----------  --------- ---------
Risk-free interest rate.....................         5.84%      5.50%      6.44%
Volatility of Corporation's stock...........        19.71      18.63      18.80
Expected dividend yield.....................         2.88       2.42       2.50
Expected life of options....................      8 Years    6 Years    6 Years

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

NOTE K - LEASES
--------------------------------------------------------------------------------

     Certain branch offices and equipment are leased under agreements which expire at varying dates through 2025. Most leases contain renewal provisions at the Corporation's option. Total rental expense was approximately $3.8 million in 1999, $3.4 million in 1998 and $3.2 million in 1997. Future minimum payments as of December 31, 1999 under noncancelable operating leases are as follows:

                                               Minimum
                                Year             Rent
                         -----------------   -----------
                                   (in thousands)

                         2000.............   $     2,957
                         2001.............         2,453
                         2002.............         2,295
                         2003.............         2,225
                         2004.............         2,016
                         Thereafter.......        13,865
                                             -----------
                                             $    25,811
                                             ===========


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

     Exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments as it does for on-balance-sheet instruments. The Corporation had outstanding commitments to fund loans of $1.5 billion and $1.1 billion as of December 31, 1999 and 1998, respectively.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments is expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income producing commercial properties. Commitments under outstanding standby letters of credit were $146.8 million at December 31, 1999 and $ 119.9 million at December 31, 1998.

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

                                                     1999                          1998
                                         ---------------------------   ----------------------------
                                                          Estimated                     Estimated
FINANCIAL ASSETS                          Book Value     Fair Value     Book Value     Fair Value
--------------------------------------  --------------  ------------   -------------  -------------
                                                               (in thousands)

Cash and due from banks...............   $     245,572  $     245,572  $     247,558  $     247,558
Interest-bearing deposits
     with other banks.................           1,798          1,798          2,975          2,975
Mortgage loans held for sale..........           1,016          1,016          7,987          7,987
Securities held to maturity...........          85,474         84,777        176,623        177,939
Securities available for sale.........       1,137,846      1,137,846      1,206,121      1,206,121
Net loans.............................       4,364,776      4,281,708      3,972,976      3,995,654
Accrued interest receivable...........          31,496         31,496         34,942         34,942

                                                     1999                          1998
                                         ----------------------------  ----------------------------
                                                          Estimated                     Estimated
FINANCIAL LIABILITIES                     Book Value     Fair Value     Book Value     Fair Value
                                         -------------  -------------  -------------  -------------
                                                               (in thousands)

Demand and savings deposits...........   $   2,336,314  $   2,336,314  $   2,380,606  $   2,380,606
Time deposits.........................       2,210,499      2,198,360      2,212,363      2,229,485
Short-term borrowings.................         487,546        487,546        235,585        235,585
Accrued interest payable..............          32,313         32,313         34,255         34,255
Other financial liabilities...........          25,843         25,843         31,180         31,180
Long-term debt........................         328,250        315,334        296,018        296,063

     For short-term financial instruments, defined as those with remaining maturities of 90 days or less, the carrying amount was considered to be a reasonable estimate of fair value. The following instruments are predominantly short-term:


      Assets                                     Liabilities
      ------                                     -----------

Cash and due from banks                  Demand and savings deposits
Interest bearing deposits                Short-term borrowings
Accrued interest receivable              Accrued interest payable
Mortgage loans held for sale             Other financial liabilities


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

     As indicated in Note A, securities available for sale are carried at their estimated fair values. The estimated fair values of securities held to maturity as December 31, 1999 and 1998 were generally based on quoted market prices, broker quotes or dealer quotes.

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

NOTE N - MERGERS AND ACQUISITIONS
--------------------------------------------------------------------------------

     Ambassador Bank of the Commonwealth. - On September 11, 1998, the Corporation completed its acquisition of Ambassador Bank of the Commonwealth (Ambassador), a $275 million bank located in Allentown, Pennsylvania. As provided under the terms of the merger agreement, each of the 1.9 million shares of Ambassador's common stock was exchanged for 1.54 shares of the Corporation's common stock. In addition, the 417,000 options and warrants to acquire Ambassador stock were exchanged for approximately 450,000 shares of the Corporation's common stock. The Corporation issued 3.4 million shares of its common stock in connection with the merger, which was accounted for as a pooling of interests. As a result of the acquisition, Ambassador was merged with and into Lafayette Bank, one of the Corporation's existing affiliate banks, which changed its name to "Lafayette Ambassador Bank."

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

                                                   Fulton
                                                 Financial             Keystone
                                                Corporation            Heritage
                                              -----------------    -----------------
                                                         (in thousands)
Net interest income.........................  $        47,466      $         6,555
Other income................................           13,032                1,308
                                              ---------------      ---------------
Total income................................  $        60,498      $         7,863
                                              ===============      ===============
Net income..................................  $        19,066      $         1,534
                                              ===============      ===============

     The effect of the Keystone Heritage and Ambassador mergers on the Corporation's previously reported revenues, net income and net income per share for the year ended December 31, 1997 follows. Per-share amounts have been restated to reflect the impact of stock dividends (dollars in thousands, except per-share data).

                                          Fulton
                                         Financial           Keystone
                1997                    Corporation          Heritage          Ambassador          Restated
                                     -----------------  -----------------  ------------------  -----------------
                                                       (in thousands, except per-share data)

Net interest income................. $       182,610    $        27,133    $         9,352     $       219,095
Other income........................          41,055              7,159                499              48,713
                                     ---------------    ---------------    ---------------     ---------------

Total income........................ $       223,665    $        34,292    $         9,851     $       267,808
                                     ===============    ===============    ===============     ===============

Net income.......................... $        65,199    $         9,270    $         1,936     $        76,405
                                     ===============    ===============    ===============     ===============

Net income per share (basic)........ $          1.17    $          2.34    $          1.21     $          1.11
                                     ===============    ===============    ===============     ===============
Net income per share (diluted)...... $          1.16    $          2.31    $          1.08     $          1.10
                                     ===============    ===============    ===============     ===============


NOTE O - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
--------------------------------------------------------------------------------
CONDENSED BALANCE SHEETS
------------------------
(in thousands)

                                      December 31                                                December 31
                                 ----------------------                                    ----------------------
                                   1999          1998                                         1999        1998
                                 ----------  -----------                                   ----------  -----------

ASSETS                                                        LIABILITIES
------                                                        -----------
                                                                   AND EQUITY
                                                                   ----------
Cash, securities,              $        465  $        425     Short - term
     and other assets........                                      Borrowings...........  $          -  $      6,617
Receivable from
     bank subsidiaries.......           745             -     Other Liabilities.........        23,430        17,846
                                                                                          ------------  ------------
Investment in:                                                     Total Liabilities....        23,430        24,463
     Bank subsidiaries.......       511,924       511,863     Shareholders' equity......       614,294       608,334
                                                                                          ------------  ------------
     Nonbank subsidiaries....       124,590       120,509
                               ------------  ------------     Total Liabilities and
     Total Assets............  $    637,724  $    632,797          Shareholders' Equity.  $    637,724  $    632,797
                               ============  ============                                 ============  ============


CONDENSED STATEMENTS OF INCOME
------------------------------

                                                                                 Year ended December 31
                                                                       ------------------------------------------
                                                                           1999           1998           1997
                                                                       ------------   ------------     ----------
                                                                                     (in thousands)
Income:
     Dividends from bank subsidiaries................................  $     66,292   $     69,592     $   46,388
     Other...........................................................         9,900          8,129         12,869
                                                                       ------------   ------------     ----------
                                                                             76,192         77,721         59,257
Expenses.............................................................        15,760         17,146         13,513
                                                                       ------------   ------------     ----------
     Income before income taxes and equity in
     undistributed net income (loss) of subsidiaries.................        60,432         60,575         45,744
Income tax benefit...................................................        (2,338)        (2,680)        (2,192)
                                                                       ------------   ------------     ----------
                                                                             62,770         63,255         47,936
Equity in undistributed net income (loss) of:
     Bank subsidiaries...............................................        25,738         15,642         29,399
     Nonbank subsidiaries............................................         8,718          9,614           (930)
                                                                       ------------   ------------     ----------
          Net Income.................................................  $     97,226   $     88,511     $   76,405
                                                                       ============   ============     ==========

CONDENSED STATEMENTS OF CASH FLOWS
----------------------------------

                                                                                 Year Ended December 31
                                                                       ------------------------------------------
                                                                           1999           1998            1997
                                                                       ------------   ------------     ----------
                                                                                     (in thousands)
Cash Flows From Operating Activities:
    Net Income.....................................................    $     97,226   $     88,511     $   76,405

    Adjustments to Reconcile Net Income to
       Net Cash Provided by Operating Activities:
       Gain on sale of investment securities.......................               -              -         (5,191)
       (Increase) decrease in other assets.........................            (799)         3,745          2,932
       Increase in investment in subsidiaries......................         (34,456)       (25,256)       (28,469)
       Increase in other liabilities...............................           4,664            911          2,496
                                                                       ------------   ------------     ----------
           Total adjustments.......................................         (30,591)       (20,600)       (28,232)
                                                                       ------------   ------------     ----------
           Net cash provided by operating activities...............          66,635         67,911         48,173
                                                                       ------------   ------------     ----------

Cash Flows From Investing Activities:
       Investment in subsidiaries..................................          (5,151)       (21,275)       (20,283)
       Investment in real estate partnerships......................               -              -           (266)
       Proceeds from sales of investment securities................               -              -          8,571
       Purchase of investment securities...........................               -              -         (7,488)
                                                                       ------------   ------------     ----------
           Net cash used in investing activities...................          (5,151)       (21,275)       (19,466)
                                                                       ------------   ------------     ----------

Cash Flows From Financing Activities:
       Net (decrease) increase in short-term borrowings............          (6,617)        (9,383)           889
       Dividends paid..............................................         (39,575)       (33,939)       (29,810)
       Net proceeds from issuance of common stock..................           2,228          2,227          1,660
       Acquisition of treasury stock...............................         (17,534)        (5,780)        (1,196)
                                                                       ------------   ------------     ----------
           Net used in financing activities........................         (61,498)       (46,875)       (28,457)
                                                                       ------------   ------------     ----------

Net (Decrease) Increase in Cash and Cash Equivalents...............             (14)          (239)           250
Cash and Cash Equivalents at Beginning of Year.....................              19            258              8
                                                                       ------------   ------------     ----------
Cash and Cash Equivalents at End of Year...........................    $          5   $         19   $        258
                                                                       ============   ============     ==========

Supplemental Disclosures of Cash Flow Information
 Cash paid during the year for:
      Interest.....................................................    $      1,556   $      2,257   $      3,416
      Income taxes.................................................          31,066         36,040         29,138

--------------------------------------------------------------------------------
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Fulton Financial Corporation:

     We have audited the accompanying consolidated balance sheets of Fulton Financial Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Keystone Heritage Group, Inc. and Ambassador Bank of the Commonwealth, companies acquired during 1998 in transactions accounted for as poolings of interests, as discussed in Note N. Such statements are included in the consolidated financial statements of Fulton Financial Corporation and reflect total interest income of 17 percent of the related consolidated totals in 1997. These statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts included for Keystone Heritage Group, Inc. and Ambassador Bank of the Commonwealth, is based solely upon the report of the other auditors.

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

     In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Fulton Financial Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.




/s/ Arthur Andersen LLP

Lancaster, Pennsylvania
January 21, 2000

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



January 30, 1998
Harrisburg, Pennsylvania

                         INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Ambassador Bank of the Commonwealth
Allentown, Pennsylvania


     We have audited the statements of income, stockholders' equity and cash flows of Ambassador Bank of the Commonwealth for the year ended December 31, 1997. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Ambassador Bank of the Commonwealth for the year ended December 31, 1997 in conformity with generally accepted accounting principles.




                                 BEARD & COMPANY, INC.




Allentown, Pennsylvania
January 16, 1998


FULTON FINANCIAL CORPORATION
QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)
(In thousands, except per-share data)

                                                                Three Months Ended
                                           ------------------------------------------------------------
For the Year 1999                             March 31        June 30        Sept. 30        Dec. 31
------------------------------             --------------  -------------  --------------  -------------

Interest income...............             $     101,350   $     103,475  $     105,457   $     108,632
Interest expense..............                    42,682          42,429         43,707          46,009
                                           -------------   -------------  -------------   -------------
Net interest income...........                    58,668          61,046         61,750          62,623
Provision for loan losses.....                     1,967           2,085          1,997           2,167
Other income..................                    15,596          15,381         16,454          15,391
Other expenses................                    39,023          40,227         41,495          40,243
                                           -------------   -------------  -------------   -------------
Income before income taxes....                    33,274          34,115         34,712          35,604
Income taxes..................                     9,747          10,072         10,303          10,357
                                           -------------   -------------  -------------   -------------
Net income....................             $      23,527   $      24,043  $      24,409   $      25,247
                                           =============   =============  =============   =============
Per-share data:
     Net income (basic).......             $        0.34     $      0.35    $      0.35     $      0.37
     Net income (diluted).....                      0.34            0.35           0.35            0.37
     Cash dividends...........                     0.136           0.150          0.150           0.150


                                                                Three Months Ended
                                           ------------------------------------------------------------
For the Year 1998                             March 31        June 30        Sept. 30        Dec. 31
------------------------------             ---------------- --------------  ------------  -------------

Interest income...............             $      99,984   $     101,582  $     103,569   $     104,230
Interest expense..............                    43,273          44,100         44,931          45,390
                                           -------------   -------------  -------------   -------------
Net interest income...........                    56,711          57,482         58,638          58,840
Provision for loan losses.....                     1,611           1,621          1,067           1,283
Other income..................                    14,636          16,518         14,174          14,620
Other expenses................                    38,999          40,713         38,877          39,105
                                           -------------   -------------  -------------   -------------
Income before income taxes....                    30,737          31,666         32,868          33,072
Income taxes..................                     9,564          10,085         10,520           9,663
                                           -------------   -------------  -------------   -------------
Net income....................             $      21,173   $      21,581  $      22,348   $      23,409
                                           =============   =============  =============   =============
Per-share data:
     Net income (basic).......             $        0.31     $      0.31    $      0.32     $      0.34
     Net income (diluted).....                      0.30            0.31           0.32            0.34
     Cash dividends...........                     0.125           0.131          0.136           0.136


Item 9.  Changes in and Disagreements with Accountants on
---------------------------------------------------------
         Accounting and Financial Disclosure
         -----------------------------------

         None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     Incorporated by reference herein is the information appearing under the heading "Information about Nominees and Continuing Directors" on pages 5 through 10 of the 2000 Proxy Statement and under the heading "Executive Officers" on page 11 of the 2000 Proxy Statement.

Item 11.  Executive Compensation
--------------------------------

     Incorporated by reference herein is the information appearing under the heading "Executive Compensation" on pages 11 through 13 of the 2000 Proxy Statement and under the heading "Compensation of Directors" on page 11 of the 2000 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     Incorporated by reference herein is the information appearing under the heading "Voting of Shares and Principal Holders Thereof" on page 3 of the 2000 Proxy Statement and under the heading "Information about Nominees and Continuing Directors" on pages 5 through 10 of the 2000 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     Incorporated by reference herein is the information appearing under the heading "Transactions with Directors and Executive Officers" on page 16 of the 2000 Proxy Statement, and the information appearing in Note D - Loans and Allowance for Loan Losses, of the Notes to Consolidated Financial Statements in
Item 8, "Financial Statements and Supplementary Data".

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a)  The following documents are filed as part of this report:

     1. Financial Statements -- The following consolidated financial statements of Fulton Financial Corporation and subsidiaries are incorporated herein by reference in response to Item 8 above:

          (i)   Consolidated Balance Sheets - December 31, 1999 and 1998.

          (ii) Consolidated Statements of Income - Years ended December 31, 1999, 1998 and 1997.

          (iii) Consolidated Statements of Shareholders' Equity - Years ended December 31, 1999, 1998 and 1997.

          (iv) Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997.

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

     3. Exhibits -- The following is a list of the Exhibits required by Item 601 of Regulation S-K and filed as part of this report:

          (i) Articles of Incorporation, as amended and restated, and Bylaws of Fulton Financial Corporation, as amended - Incorporated by reference from Exhibit 3 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

          (ii) Rights Amendment dated June 20, 1989, as amended and restated on April 27, 1999, between Fulton Financial Corporation and Fulton Bank - Incorporated by reference from Exhibit 1 of the Fulton Financial Corporation Current Report on Form 8-K dated April 27, 1999.

          (iii) Material Contracts - Executive Compensation Agreements and
                Plans:

                (a) Severance Agreements entered into between Fulton Financial and: Rufus A. Fulton, Jr., as of April 17, 1984; R. Scott Smith, Jr., as of May 17, 1988; Richard J. Ashby, Jr., as of May 17, 1988; and Charles J. Nugent, as of November 19, 1992- Incorporated by reference from Exhibit 10(a) of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

                (b) Incentive Stock Option Plan adopted September 19, 1995 - Incorporated by reference from Exhibit A of Fulton Financial Corporation's 1996 Proxy Statement.

          (iv)  Subsidiaries of the Registrant.

          (v)   Consents of Independent Public Accountants

          (vi)  Financial Data Schedule

(b)  Reports on Form 8-K -- None

(c) Exhibits -- The exhibits required to be filed as part of this report are submitted as a separate section of this report.

(d)  Financial Statement Schedules -- None required.

                                 EXHIBIT INDEX
                                 -------------


Exhibits Required Pursuant
to Item 601 of Regulation S-K
-----------------------------

3. Articles of Incorporation, as amended and restated, and Bylaws of Fulton Financial Corporation, as amended - Incorporated by reference from Exhibit 3 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

4. Rights Amendment dated June 20, 1989, as amended and restated on April 27, 1999, between Fulton Financial Corporation and Fulton Bank - Incorporated by reference from Exhibit 1 of the Fulton Financial Corporation Current Report on Form 8-K dated April 27, 1999.

10.  Material Contracts - Executive Compensation Agreements and Plans:

     (a)  Severance Agreements entered into between Fulton Financial and: Rufus
          A. Fulton, Jr., as of April 17, 1984; R. Scott Smith, Jr., as of May 17, 1988; Richard J. Ashby, Jr., as of May 17, 1988; and Charles J. Nugent, as of November 19, 1992 - Incorporated by reference from
          Exhibit 10(a) of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

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

                                 FULTON FINANCIAL CORPORATION
                                 (Registrant)



Dated:  March 21, 2000           By: /s/  Rufus A. Fulton, Jr.
                                     -----------------------------
                                     Rufus A. Fulton, Jr.,
                                     President and Chief
                                     Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                     Capacity                          Date
---------                                     --------                          ----

/s/ Jeffrey G. Albertson                      Director                          March 21, 2000
--------------------------------------
    Jeffrey G. Albertson


/s/ James P. Argires, M.D                     Director                          March 21, 2000
--------------------------------------
    James P. Argires, M.D


                                              Director                          March 21, 2000
--------------------------------------
    Donald M. Bowman, Jr.


/s/ Beth Ann L. Chivinski                     Senior Vice President             March 21, 2000
--------------------------------------        and Controller
    Beth Ann L. Chivinski                     (Principal Accounting Officer)

/s/ Harold D. Chubb                           Director                          March 21, 2000
--------------------------------------
    Harold D. Chubb


/s/ William H. Clark, Jr                      Director                          March 21, 2000
--------------------------------------
    William H. Clark, Jr.

Signature                                     Capacity                          Date
---------                                     --------                          ----


                                              Director                          March 21, 2000
--------------------------------------
    Martin D. Cohen,  Esq.


/s/ Frederick B. Fichthorn                    Director                          March 21, 2000
--------------------------------------
    Frederick B. Fichthorn


/s/ Patrick J. Freer                          Director                          March 21, 2000
--------------------------------------
    Patrick J. Freer


/s/ Rufus A. Fulton, Jr                       Chairman, President, Chief        March 21, 2000
--------------------------------------        Executive Officer and Director
    Rufus A. Fulton, Jr                       (Principal Executive Officer)

/s/ Eugene H. Gardner                         Director                          March 21, 2000
--------------------------------------
    Eugene H. Gardner


/s/ Robert D. Garner                          Director                          March 21, 2000
--------------------------------------
    Robert D. Garner


/s/ Daniel M. Heisey                          Director                          March 21, 2000
--------------------------------------
    Daniel M. Heisey


/s/ Charles V. Henry III, Esq..               Director                          March 21, 2000
--------------------------------------
    Charles V. Henry III, Esq.


                                              Director                          March 21, 2000
--------------------------------------
    J. Robert Hess


/s/ Carolyn R. Holleran                       Director                          March 21, 2000
--------------------------------------
    Carolyn R. Holleran


/s/ Clyde W. Horst                            Director                          March 21, 2000
--------------------------------------
    Clyde W. Horst


/s/ Samuel H. Jones, Jr.                      Director                          March 21, 2000
--------------------------------------
    Samuel H. Jones, Jr.

Signature                                     Capacity                          Date
---------                                     --------                          ----

/s/ Donald W. Lesher, Jr.                     Director                          March 21, 2000
--------------------------------------
    Donald W. Lesher, Jr.


/s/ Charles J. Nugent                         Executive Vice President and      March 21, 2000
--------------------------------------        Chief Financial Officer
    Charles J. Nugent                         (Principal Financial Officer)


/s/ Joseph J. Mowad, MD                       Director                          March 21, 2000
--------------------------------------
    Joseph J. Mowad, MD


                                              Director                          March 21, 2000
--------------------------------------
    Stuart H. Raub, Jr.


/s/ William E. Rusling                        Director                          March 21, 2000
--------------------------------------
    William E. Rusling


/s/ Mary Ann Russell                          Director                          March 21, 2000
--------------------------------------
    Mary Ann Russell


                                              Director                          March 21, 2000
--------------------------------------
    John O. Shirk, Esq.


/s/ James K. Sperry                           Director                          March 21, 2000
--------------------------------------
    James K. Sperry


/s/ Kenneth G. Stoudt                         Director                          March 21, 2000
--------------------------------------
    Kenneth G. Stoudt