Form 10-Q
period 2000-03-31
FULTON FINANCIAL CORP
filed 2000-05-12
CIK 700564

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20459
                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended          March 31, 2000             , or
                                        ------------------------------------

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from             to
                                        ------------  --------------


                          Commission File No. 0-10587
                                              -------


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


          One Penn Square, P.O. Box 4887 Lancaster, Pennsylvania 17604
       -----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  (717) 291-2411
       -----------------------------------------------------------------
               (Registrant's telephone number, including area code)

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

Common Stock, $2.50 Par Value - 67,419,917 shares outstanding as of
-------------------------------------------------------------------
April 30, 2000.
---------------

                 FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
                FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000


                                     INDEX
                                     -----


     Description                                                           Page
     -----------                                                           ----

     PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited):

     (a) Consolidated Balance Sheets -
         March 31, 2000 and December 31, 1999.................................3

     (b) Consolidated Statements of Income -
         Three months ended March 31, 2000 and 1999...........................4

     (c) Consolidated Statements of Shareholders' Equity -
         Three months ended March 31, 2000 and 1999...........................5

     (d) Consolidated Statements of Cash Flows -
         Three months ended March 31, 2000 and 1999...........................6

     (e) Notes to Consolidated Financial Statements - March 31, 2000..........7


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations...................9

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....15


     PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K...............................19



     SIGNATURES..............................................................20



FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)
                                                                                          March 31           December 31
                                                                                            2000                 1999
                                                                                      --------------------------------------
ASSETS
----------------------------------------------------------------------------------------------------------------------------
Cash and due from banks ............................................................. $       258,415      $       245,572
Interest-bearing deposits with other banks ..........................................           2,309                1,798
Mortgage loans held for sale ........................................................           1,419                1,016
Investment securities:
     Held to maturity (Fair value: $75,776 in 2000 and $84,777 in 1999) .............          76,543               85,474
     Available for sale .............................................................       1,113,466            1,137,846

Loans ...............................................................................       4,513,407            4,432,030
      Less: Allowance for loan losses ...............................................         (58,034)             (57,631)
               Unearned income ......................................................          (9,838)              (9,623)
                                                                                      ---------------      ---------------
                         Net Loans ..................................................       4,445,535            4,364,776
                                                                                      ---------------      ---------------

Premises and equipment ..............................................................          81,452               79,217
Accrued interest receivable .........................................................          31,611               31,496
Other assets ........................................................................         119,164              122,824
                                                                                      ---------------      ---------------

                         Total Assets ............................................... $     6,129,914      $     6,070,019
                                                                                      ===============      ===============
LIABILITIES
------------------------------------------------------------------------------------- --------------------------------------
Deposits:
     Noninterest-bearing ............................................................ $       793,563      $       724,778
     Interest-bearing ...............................................................       3,853,965            3,822,035
                                                                                      ---------------      ---------------
                         Total Deposits .............................................       4,647,528            4,546,813
                                                                                      ---------------      ---------------
Short-term borrowings:
     Securities sold under agreements to repurchase..................................         303,899              309,790
     Federal funds purchased.........................................................         143,890              172,250
     Demand notes of U.S. Treasury ..................................................           3,607                5,506
                                                                                      ---------------      ---------------
                         Total Short-Term Borrowings ................................         451,396              487,546
                                                                                      ---------------      ---------------

Accrued interest payable ............................................................          33,526               32,313
Other liabilities ...................................................................          64,532               60,803
Long-term debt ......................................................................         323,194              328,250
                                                                                      ---------------      ---------------
                         Total Liabilities ..........................................       5,520,176            5,455,725
                                                                                      ---------------      ---------------
SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------
Common stock ($2.50 par)
     Shares:   Authorized 400,000,000
               Issued 72,824,439; Outstanding 71,335,092 (71,924,447 in 1999)........         181,884              173,392
Capital surplus .....................................................................         451,729              394,234
Retained earnings ...................................................................          24,154               75,482
Accumulated other comprehensive income...............................................         (21,910)             (11,846)
Treasury stock, at cost (1,489,347 shares in 2000 and 899,992 shares in 1999)........         (26,119)             (16,968)
                                                                                      ---------------      ---------------
                         Total Shareholders' Equity .................................         609,738              614,294
                                                                                      ---------------      ---------------

                         Total Liabilities and Shareholders' Equity.................. $     6,129,914      $     6,070,019
                                                                                      ===============      ===============
----------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements



FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
------------------------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)
                                                                     Three Months Ended
                                                                          March 31
                                                              ----------------------------------
                                                                   2000               1999
                                                              ----------------------------------
INTEREST INCOME
------------------------------------------------------------------------------------------------

Loans, including fees ......................................  $       91,368      $      82,238
Investment securities:
     Taxable ...............................................          14,189             16,219
     Tax-exempt ............................................           2,205              1,792
     Dividends .............................................           1,105                993
Federal funds sold .........................................             100                 37
Interest-bearing deposits with other banks .................              44                 29
                                                              --------------      -------------
                          Total Interest Income ............         109,011            101,308

INTEREST EXPENSE
------------------------------------------------------------------------------------------------
Deposits ...................................................          37,226             36,030
Short-term borrowings ......................................           6,256              2,870
Long-term debt .............................................           4,409              3,782
                                                              --------------      -------------
                         Total Interest Expense ............          47,891             42,682
                                                              --------------      -------------

                         Net Interest Income ...............          61,120             58,626
PROVISION FOR LOAN LOSSES ..................................           2,025              1,967
                                                              --------------      -------------
                         Net Interest Income After
                            Provision for Loan Losses ......          59,095             56,659
                                                              --------------      -------------
OTHER INCOME
------------------------------------------------------------------------------------------------
Investment management and trust services....................           4,921              3,417
Service charges on deposit accounts ........................           5,584              4,770
Other service charges and fees .............................           3,081              2,786
Mortgage banking income.....................................             590              1,283
Investment securities gains ................................           2,476              3,057
                                                              --------------      -------------
                         Total Other Income ................          16,652             15,313

OTHER EXPENSES
------------------------------------------------------------------------------------------------
Salaries and employee benefits .............................          22,745             21,362
Net occupancy expense ......................................           3,591              3,275
Equipment expense ..........................................           2,483              2,293
Special services ...........................................           2,773              2,880
Other ......................................................           8,194              8,888
                                                              --------------      -------------
                         Total Other Expenses ..............          39,786             38,698
                                                              --------------      -------------

                         Income Before Income Taxes ........          35,961             33,274
INCOME TAXES................................................          10,647              9,747
                                                              --------------      -------------

                         Net Income ........................  $       25,314      $      23,527
                                                              ==============      =============
------------------------------------------------------------------------------------------------
PER-SHARE DATA:
Net income (basic)..........................................  $       0.35        $       0.32
Net income (diluted)........................................          0.35                0.32
Cash dividends .............................................          0.143               0.130
------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                                              Accumulated
                                                                                                 Other
                                                                                              Comprehen-
                                                          Common        Capital    Retained      sive
(Dollars in thousands, except per-share data)              Stock        Surplus    Earnings     Income
---------------------------------------------------------------------------------------------------------

Balance at December 31, 1999 .........................   $ 173,392    $ 394,234    $  75,482    $ (11,846)
Comprehensive income:
     Net income ......................................                                25,314
     Other - net unrealized loss on securities (net of
       $5.4 million tax benefit)                                                                  (10,064)

          Total comprehensive income .................


Stock dividends declared - 5% (3,396,909 shares) .....       8,492       57,929      (66,421)
Stock issued (59,125 shares of treasury stock) .......                     (434)
Acquisition of treasury stock (648,480 shares) .......
Cash dividends - $0.143 per share ....................                               (10,221)

                                                         ------------------------------------------------

Balance at March 31, 2000 ............................   $ 181,884    $ 451,729    $  24,154    $ (21,910)
                                                         ================================================


Balance at December 31, 1998 .........................   $ 157,638    $ 293,897    $ 136,668    $  23,619
Comprehensive income:
     Net income ......................................                                23,527
     Other - net unrealized gain on securities (net of
       $1.9 million tax benefit) .....................                                             (3,463)

          Total comprehensive income .................


Stock dividends issued - 10% (6,605,367 shares) ......      15,727      115,122     (130,849)
Stock issued (55,929 shares of treasury stock) .......                     (558)
Acquisition of treasury stock (41,685 shares) ........
Cash dividends - $0.130 per share ....................                                (9,421)
                                                         ------------------------------------------------

Balance at March 31, 1999 ............................   $ 173,365    $ 408,461    $  19,925    $  20,156
                                                         ================================================
---------------------------------------------------------------------------------------------------------



                                                         Treasury
(Dollars in thousands, except per-share data)              Stock       Total
-------------------------------------------------------------------------------
Balance at December 31, 1999 .........................     (16,968)   $ 614,294
Comprehensive income:
     Net income ......................................                   25,314
     Other - net unrealized loss on securities (net of
       5.4 million tax benefit)                                         (10,064)
                                                                     ----------
          Total comprehensive income .................                   15,250
                                                                     ----------





Stock dividends declared - 5% (3,396,909 shares) .....                       --
Stock issued (59,125 shares of treasury stock) .......       1,002          568
Acquisition of treasury stock (648,480 shares) .......     (10,153)     (10,153)
Cash dividends - $0.143 per share ....................                  (10,221)
                                                         ----------------------

Balance at March 31, 2000 ............................   $ (26,119)   $ 609,738
                                                         ======================

Balance at December 31, 1998 .........................   $  (3,488)   $ 608,334
Comprehensive income:
     Net income ......................................                   23,527
     Other - net unrealized gain on securities (net of
       $1.9 million taxbenefit .......................                   (3,463)
                                                         ----------------------
          Total comprehensive income .................                   20,064
                                                         ----------------------

Stock dividends issued - 10% (6,605,367 shares) ......                       --
Stock issued (55,929 shares of treasury stock) .......         910          352
Acquisition of treasury stock (41,685 shares) ........        (780)        (780)
Cash dividends - $0.130 per share ....................                   (9,421)
                                                         ----------------------

Balance at March 31, 1999 ............................   $  (3,358)   $ 618,549
                                                         ======================

---------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements


FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                                                                Three Months Ended
                                                                                                     March 31
                                                                                         ----------------------------------
                                                                                              2000              1999
                                                                                         ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income........................................................................ $      25,314     $      23,527

      Adjustments to reconcile net income to net cash provided by operating activities:
           Provision for loan losses ...................................................         2,025             1,967
           Depreciation and amortization of premises and equipment .....................         2,536             2,383
           Net amortization of investment security premiums ............................           131               405
           Investment security gains ...................................................        (2,476)           (3,057)
           Net increase in mortgage loans held for sale.................................          (403)           (1,341)
           Amortization of intangible assets ...........................................           328               325
           (Increase) decrease in accrued interest receivable ..........................          (115)            1,045
           Decrease in other assets ....................................................         8,718            12,784
           Increase (decrease) in accrued interest payable .............................         1,213               (26)
           Increase in other liabilities................................................         3,796             7,273
                                                                                         -------------     -------------
                Total  adjustments......................................................        15,753            21,758
                                                                                         -------------     -------------
                Net cash provided by operating activities ..............................        41,067            45,285
                                                                                         -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of securities available for sale .............................         4,809             7,070
      Proceeds from maturities of securities held to maturity ..........................         9,285            38,524
      Proceeds from maturities of securities available for sale ........................        40,422            73,018
      Purchase of securities held to maturity ..........................................          (346)             (121)
      Purchase of securities available for sale ........................................       (33,964)          (85,307)
      Increase in short-term investments ...............................................          (511)           (2,115)
      Net increase in loans ............................................................       (82,784)          (20,560)
      Purchase of premises and equipment................................................        (4,771)           (2,609)
                                                                                         -------------     -------------
                Net cash (used in) provided by investing activities ....................       (67,860)            7,900
                                                                                         -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase (decrease) in demand and savings deposits ...........................        88,673           (70,551)
      Net increase (decrease) in time deposits .........................................        12,042           (13,995)
      Decrease in long-term debt........................................................        (5,056)             (192)
      (Decrease) increase in short-term borrowings .....................................       (36,150)           19,422
      Dividends paid ...................................................................       (10,288)           (9,413)
      Net proceeds from issuance of common stock .......................................           568               352
      Acquisition of treasury stock ....................................................       (10,153)             (780)
                                                                                         -------------     -------------
                Net cash provided by (used in) financing activities.....................        39,636           (75,157)
                                                                                         -------------     -------------

      Net Increase (Decrease) in Cash and Due From Banks ...............................        12,843           (21,972)
      Cash and Due From Banks at Beginning of Period ...................................       245,572           247,558
                                                                                         -------------     -------------

      Cash and Due From Banks at End of Period ......................................... $     258,415     $     225,586
                                                                                         =============     =============

      Supplemental Disclosures of Cash Flow Information Cash paid during the period for:
           Interest .................................................................... $      46,678     $      42,708
           Income taxes ................................................................           500                 -

---------------------------------------------------------------------------------------------------------------------------

    See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE B - Stock Dividends

The Corporation declared a 5% stock dividend on April 18, 2000 which will be paid on May 31, 2000 to shareholders of record on May 8, 2000. All share and per-share information has been restated to reflect the effect of this stock dividend. In addition, shareholders' equity accounts have been adjusted to reflect the impact of the dividend, assuming 67,938,000 shares are outstanding on the payment date.

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

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows (in thousands):

                                                               Three months ended
                                                                    March 31,
                                                           ----------------------------
                                                               2000           1999
                                                               ----           ----

        Weighted average shares outstanding (basic).......        71,648        72,628
        Impact of common stock equivalents................           307           427
                                                                --------      --------
        Weighted average shares outstanding (diluted).....        71,955        73,055
                                                                ========      ========

NOTE D - Comprehensive Income

The following table summarizes the reclassification adjustment for realized security gains (net of taxes) for each of the indicated periods (in thousands):

                                                                      2000               1999
                                                                      ----               ----

        Unrealized holding losses arising during period.......   $      (8,455)     $      (1,476)
        Less: reclassification adjustment for gains included
                in net income.................................           1,609              1,987
                                                                 -------------      -------------

        Net unrealized losses on securities...................   $     (10,064)     $      (3,463)
                                                                 =============      =============

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

NOTE F - Reclassifications

Certain amounts in the 1999 consolidated financial statements and notes have been reclassified to conform to the 2000 presentation.

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

The Corporation has made, and may continue to make, certain forward-looking statements with respect to its management of net interest income and margin, the ability to realize gains on equity investments, allowance and provision for loan losses and expected levels of certain non-interest expenses. The Corporation cautions that these forward-looking statements are subject to various assumptions, risks and uncertainties. Because of the possibility of changes in these assumptions, risks and uncertainties, actual results could differ materially from forward-looking statements.

In addition to the factors identified herein, the following could cause actual results to differ materially from such forward looking statements: pricing pressures on loan and deposit products, actions of bank and nonbank competitors, changes in local and national economic conditions, changes in regulatory requirements and regulatory oversight of the Corporation, actions of the Federal Reserve Board, the Corporation's success in merger and acquisition integration and the impact of changes in third-party contracts.

The Corporation's forward-looking statements are relevant only as of the date on which such statements are made. By making any forward-looking statements, the Corporation assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

MERGER AND ACQUISITION ACTIVITY
-------------------------------

On February 23, 2000, the Corporation entered into a merger agreement to acquire Skylands Financial Corporation (SFC) of Hackettstown, New Jersey. SFC is a $225 million bank holding company whose sole banking subsidiary, Skylands Community Bank (Skylands), operates eight community banking offices in Morris, Warren and Sussex counties.

Under the terms of the merger agreement, each of the 2.5 million shares of SFC's common stock will be exchanged for 0.819 shares of the Corporation's common stock. In addition, the 308,000 options to acquire SFC stock will also be exchanged for options to purchase the Corporation's common stock. If the price of the Corporation's stock as of a defined pricing period prior to the merger is higher or lower than specified maximum and minimum prices, the agreement may be terminated or the exchange ratio may be modified.

The acquisition is subject to approval by bank regulatory authorities and SFC shareholders. The transaction is expected to be completed in the third quarter of 2000 and will be accounted for as a purchase. As a result of the acquisition, SFC will be merged with and into Fulton Financial Corporation (parent company) and Skylands will become the Corporation's twelfth banking subsidiary.

RESULTS OF OPERATIONS
---------------------

Quarter ended March 31, 2000 versus Quarter ended  March 31, 1999
-----------------------------------------------------------------

The Corporation's net income for the first quarter of 2000 increased $1.8 million, or 7.6%, in comparison to net income for the first quarter of 1999. Diluted net income per share increased $0.03, or 9.4%, compared to 1999. First quarter net income of $25.3 million, or $0.35 per share (basic and diluted), represented a return on average assets (ROA) of 1.67% and a return on average equity (ROE) of 16.57%. This compares to 1999 net income of $23.5 million, or $0.32 per share (basic and diluted) (1.66% ROA and 15.62% ROE).

The increase in net income in 2000 resulted from continued expansion of the Corporation's core banking business, as shown by increases in both net interest income and non-interest income. Offsetting these increases were modest increases in the provision for loan losses and other expenses as well as a decrease in investment securities gains.

Net Interest Income
-------------------

Net interest income increased $2.5 million, or 4.3%, for the quarter. Overall, this increase was a result of growth in the Corporation's balance sheet, offset by a decline in net interest margin. The following tables summarize the components of the increase in net interest income as well as the changes in average balances of interest-earning assets and interest-bearing liabilities from the first quarter of 1999 to the first quarter of 2000 and the average interest rates thereon. All dollar amounts are in thousands.


                                           Three Months Ended
                                                  March 31                                   Change
                                    --------------------------------------    -------------------------------------
                                          2000                 1999                  $                   %
                                    -----------------    -----------------    ----------------    -----------------

 Interest income .................  $       109,011      $       101,308      $         7,703            7.6%
 Interest expense.................           47,891               42,682                5,209           12.2%
                                    -----------------    -----------------    ----------------    -----------------

 Net interest income..............  $        61,120      $        58,626      $         2,494            4.3%
                                    =================    =================    ================    =================

                                                                  Three Months Ended
                                                                        March 31
                                                         --------------------------------------
                                                               2000                 1999                Change
                                                         -----------------    -----------------    ----------------
 Loans.................................................  $     4,468,516      $     4,040,547      $       427,969
 Investment securities.................................        1,232,289            1,315,965              (83,676)
 Other earning assets..................................            8,991                6,067                2,924
                                                         -----------------    -----------------    ----------------
 Total interest-earning assets.........................  $     5,709,796      $     5,362,579      $       347,217
                                                         =================    =================    ================
 Yield on earning assets (fully taxable equivalent)....            7.79%                7.74%                0.05%

 Deposits..............................................  $     3,821,613      $     3,790,317      $        31,296
 Short-term borrowings.................................          478,442              268,398              210,044
 Long-term debt........................................          340,692              295,900               44,792
                                                         -----------------    -----------------    ----------------
 Total interest-bearing liabilities....................  $     4,640,747      $     4,354,615      $       286,132
                                                         =================    =================    ================
 Cost of interest-bearing liabilities..................            4.15%                3.97%                0.18%

 Net interest margin (fully taxable equivalent)........            4.42%                4.52%               (0.10%)

The 7.6% increase in interest income was mainly volume driven as the growth in the Corporation's balance sheet, particularly average loans, accounted for an interest income increase of approximately $6.7 million. The five basis point increase in the average yield and an additional day in the 2000 quarter as a result of leap year accounted for the remaining $1.0 million increase.

The average balance sheet growth was fueled mainly by loans, which increased $428 million, or 10.6%, in 2000 as compared to 1999. Commercial lending continued to be strong, as shown by a $314 million, or 15.7%, increase in the average balances of commercial loans and mortgages. Although the Corporation has had success in growing its loan portfolio, overall yields on loans have remained flat over the past year, despite an increase in the Corporation's average prime lending rate from 7.75% in 1999 to 8.68% in 2000. This has resulted from the continuing competition for new loans in the Corporation's markets. The increase in the prime rate was related to the actions of the Federal Reserve Board, and reflects the changes in the interest rate environment in general.

Average investment securities decreased $84 million, or 6.4%. In general, this decrease resulted from maturities and payoffs of United States obligations and mortgage-backed securities being reinvested in loans. The Corporation did continue its recent strategy of investing in tax-free municipal securities which, over the past year, have had taxable equivalent rates which were at least comparable to other investment alternatives. The average balance of these investments increased $45 million, or 28.1%, to $204 million.

The 12.2% increase in interest expense was a result of both volume and rate increases. The 6.6% increase in average interest-bearing liabilities resulted in a $2.8 million increase in interest expense. The remaining $2.4 million increase resulted from the 18 basis point increase in the cost of funds as well as an additional day during the 2000 quarter. Deposit growth continued to be a challenge as shown by an average balance increase of only $31 million, or 0.8%.

To support the strong loan growth, the Corporation looked to alternative funding sources. Short-term borrowings increased $210 million, or 78.3%, mainly in federal funds purchased. Long-term debt, which consists almost entirely of advances from the Federal Home Loan Bank, increased $45 million, or 15.1%.

The Corporation's average cost of interest-bearing liabilities increased 18 basis points from the first quarter of 1999 to 4.15% in 2000. This increase, which is 13 basis points higher than the change experienced on interest earning assets, was the result of a shift in funding toward borrowings and strong competition for deposits.

Overall, the Corporation's net interest margin on a fully taxable equivalent basis decreased ten basis points to 4.42% in 2000 from 4.52% in 1999. This reflects the pricing competition for loans and deposits and an increase in borrowings as a funding source. Despite these factors, however, management believes that its asset/liability management strategies documented in the "Market Risk" discussion have been successful in minimizing the net interest margin decline.

Provision and Allowance for Loan Losses
---------------------------------------

The following table summarizes loans outstanding (including unearned income) as of the dates shown:

                                                               March 31          December 31
                                                                 2000               1999
                                                           ----------------   ----------------
                                                                      (in thousands)

      Commercial, financial and agricultural.............  $      1,095,176   $      1,051,958
      Real estate - construction.........................           181,899            164,583
      Real estate - mortgage.............................         2,396,110          2,371,764
      Consumer ..........................................           770,431            774,098
      Leasing and other..................................            69,791             69,627
                                                           ----------------   ----------------

         Totals..........................................  $      4,513,407   $      4,432,030
                                                           ================   ================


The loans summary as of December 31, 1999 as shown above has been restated to conform to the presentation adopted in 2000 as a result of changes in the Corporation's financial reporting system. In addition to some immaterial classification changes, approximately $400 million of loans previously classified as commercial mortgages are now being shown as commercial loans.

This reclassification has no impact on the Corporation's assessment of the risk of these loans for allowance evaluation purposes. The allowance for loan loss procedures as documented in the following section are applied to categories of loans based on source system classification or to individually large credits. These procedures are not dependent upon the ultimate classification of the loans for financial reporting purposes.

The following table summarizes the activity in the Corporation's allowance for loan losses:

                                                                              Three Months Ended
                                                                                    March 31
                                                                     ------------------------------------
                                                                           2000                1999
                                                                     ---------------      ---------------
                                                                            (dollars in thousands)

Loans outstanding at end of period (net of unearned)...............  $     4,503,569      $     4,050,009
                                                                     ===============      ===============
Daily average balance of loans and leases..........................  $     4,468,516      $     4,040,547
                                                                     ===============      ===============
Balance of allowance for loan losses
     at beginning of period........................................  $        57,631      $        57,415

Loans charged-off:
    Commercial, financial and agricultural.........................              816                  624
    Real estate - mortgage.........................................              349                  157
    Consumer.......................................................            1,777                1,403
    Leasing and other..............................................               93                   17
                                                                     ---------------      ---------------
    Total loans charged-off........................................            3,035                2,201
                                                                     ---------------      ---------------
Recoveries of loans previously charged-off:
    Commercial, financial and agricultural.........................              376                  560
    Real estate - mortgage.........................................              288                  284
    Consumer.......................................................              748                  415
    Leasing and other..............................................                1                    -
                                                                     ---------------      ---------------
    Total recoveries...............................................            1,413                1,259
                                                                     ---------------      ---------------

Net loans charged-off..............................................            1,622                  942

Provision for loan losses..........................................            2,025                1,967
                                                                     ---------------      ---------------

Balance at end of period...........................................  $        58,034      $        58,440
                                                                     ===============      ===============

Net charge-offs to average loans (annualized)......................            0.15%                0.09%
                                                                     ===============      ===============
Allowance for loan losses to loans outstanding.....................            1.29%                1.44%
                                                                     ===============      ===============

The following table summarizes the Corporation's non-performing assets as of the indicated dates.


                                                          March 31           Dec. 31            March 31
(Dollars in thousands)                                      2000               1999               1999
                                                       ---------------    ---------------    ---------------
Nonaccrual loans.....................................  $       18,914     $      18,653      $       18,149
Loans 90 days past due and accruing..................           6,864             8,516              11,009
Other real estate owned (OREO).......................             816               917               1,478
                                                       ---------------    ---------------    ---------------
Total non-performing assets..........................  $       26,594     $      28,086      $       30,636
                                                       ===============    ===============    ===============

Non-performing loans/Total loans.....................           0.57%             0.61%               0.72%
Non-performing assets/Total assets...................           0.43%             0.46%               0.53%
Non-performing assets/Gross loans and OREO...........           0.59%             0.63%               0.76%

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

For the first quarter of 2000, net charge-offs totaled $1.6 million, or 0.15%, of average loans on an annualized basis. This compares to $942,000, or 0.09%, for the first quarter of 1999. Non-performing loans, including loans 90 days past due and still accruing, to total loans were 0.57% at March 31, 2000 as compared to 0.61% at December 31, 1999 and 0.72% at March 31, 1999.

The provision for loan losses increased $58,000, or 2.9%, to $2.0 million in 2000. This increase was due to an increase in net charge-offs. However, given that overall loan quality continued to be strong, as reflected by the non-performing assets ratios at March 31, 2000, the provision did not increase relative to the level of charge-offs.

The Corporation's periodic loan portfolio review and allowance calculation resulted in an unallocated allowance for loan losses of 28% at March 31, 2000 and 32% at December 31, 1999. This fairly stable unallocated level supports the provision for loan losses for the quarter and the balance of the allowance for loan losses as of March 31, 2000. Management believes that the allowance balance of $58.0 million is sufficient to cover losses incurred in the loan portfolio and appropriate based on applicable accounting standards.

Other Income
------------

Other income for the quarter ended March 31, 2000 was $16.7 million. This was a increase of $1.3 million, or 8.7%, over the comparable period in 1999. Excluding investment security gains, which decreased from $3.1 million in 1999 to $2.5 million in 2000, other income increased $1.9 million, or 15.7%. Increases were realized in every major category, except mortgage banking income.

Investment management and trust services income increased $1.5 million, or 44.0%, primarily due to the continued roll-out of investment brokerage services at all eleven of the Corporation's subsidiary banks. Service charges on deposit accounts increased $814,000, or 17.1%, as a result of an increase in cash management income ($331,000, or 41.5%, increase) and overdraft fees (234,000, or 13.9%, increase). Other service charges and fees increased $295,000, or 10.6%, mainly due to debit card income.

Mortgage banking income, which consists of gains on mortgage loan sales and servicing income, decreased $693,000, or 54.0%. This decline was almost entirely due to a drop in sale volume as interest rates have risen and refinance activity has therefore decreased.

Other Expenses
--------------

Total other expenses for the first quarter of 2000 of $39.8 million increased $1.1 million, or 2.8%, from 1999. The Corporation's efficiency ratio, which is the ratio of noninterest expense to fully taxable equivalent revenues (excluding security gains), decreased to 51.6% in 2000 from 53.4% in 1999.

Salaries and employee benefits increased $1.4 million, or 6.5%, in comparison to the first quarter of 1999. This increase reflects normal merit increases, an increase in average full-time equivalent employees from 2,328 in 1999 to 2,356 in 2000, a lower volume of mortgage originations, resulting in lower deferred salary expense, and the addition of manager level staff to support expanding business initiatives, primarily in investment management and trust services.

Other expenses, excluding salaries and benefits, remained fairly stable, decreasing $295,000, or 1.7%, from $17.3 million in 1999 to $17.0 million in 2000.

Income Taxes
------------

Income tax expense for the first quarter of 2000 was $10.6 million, a $900,000, or 9.2%, increase from $9.7 million in 1999. The Corporation's effective tax rates remained stable at 29.6% in 2000 and 29.3% in 1999. The effective rate is lower than the federal statutory rate of 35% due mainly to investments in tax-free municipal securities and federal tax credits from investments in low and moderate income housing partnerships.

FINANCIAL CONDITION
-------------------

At March 31, 2000, the Corporation had total assets of $6.1 billion, reflecting an increase of $59.9 million, or 1.0%, from December 31, 1999.

The increase in assets was almost entirely due to loan growth, with loans (net of unearned) growing $81.2 million, or 1.8%, to $4.5 billion at March 31, 2000. As discussed in the "Net Interest Income" section, recent loan growth has been realized primarily in commercial loans and mortgages. These loan types increased $66.0 million, or 2.9%, from December 31, 1999 to March 31, 2000.

Offsetting the increase in loans was a $33.3 million, or 2.7%, decrease in investment securities. This decrease resulted from a $15.6 million increase in the net unrealized loss on investment securities as a result of interest rate and market conditions. The remaining decrease in investment securities balances resulted from the net effect of normal maturities and payoffs.

Deposits increased $100.7 million, or 2.2%, to $4.6 billion at March 31, 2000. Of this increase, $68.8 million was realized in noninterest-bearing (a 9.5% increase), while the remainder was interest-bearing deposits (a 0.8% increase). The growth in noninterest-bearing deposits was somewhat distorted by large deposits by certain commercial customers on March 31, 2000. This also contributed to the $12.8 million, or 5.2%, increase in cash and due from banks.

Short-term borrowings, which include federal funds purchased and repurchase agreements with customers and other third parties, declined $36.2 million, or 7.4%, to $451.4 million at March 31, 2000. Long-term debt also decreased, ending the quarter at $323.4, down $5.1 million. The Corporation was able to fund the strong loan growth during the quarter primarily with deposits, thus temporarily reducing its reliance on borrowings.

Capital Resources
-----------------

Shareholders' equity decreased $4.6 million, or 0.7%, during the first three months of 2000. This decrease was due to: 1) the Corporation continuing to buy back its stock pursuant to repurchase plans discussed later in this section, resulting in a $9.2 million, or 53.4%, increase in treasury stock; and 2) the net unrealized losses on available for sale investment securities, which resulted in a $10.1 million, or 85.0%, increase in the shareholders' equity portion of the loss.

Offsetting these decreases was the net increase to retained earnings as a result of net income for the period, less dividends paid to shareholders. The 40.4% dividend payout ratio on total net income of $25.3 million for the quarter resulted in a net increase to retained earnings of $15.1 million.

Common stock, capital surplus and retained earnings were also adjusted during the quarter for the estimated impact of the 5% stock dividend declared on April 18, 2000. See Note B to the financial statements.

On December 31, 1999, the Corporation's Board of Directors approved an open market repurchase program for the Corporation's common stock for up to 1.05 million shares. In January, 2000, the Board approved a second open market repurchase program of up to 2.1 million shares. The second plan was adopted as a means to minimize any increase in the number of outstanding shares of the Corporation as a result of its merger with SFC. To consummate the merger, the Corporation will issue treasury shares acquired under these repurchase programs and, if necessary, shares acquired under prior repurchase programs or authorized but unissued shares.

Through March 31, 2000, 376,000 shares had been repurchased under the 1.05 million share program (310,000 shares during the first quarter of 2000) and 338,000 shares had been repurchased under the 2.1 million share program.

Current capital guidelines measure the adequacy of a bank holding company's capital by taking into consideration the differences in risk associated with holding various types of assets as well as exposure to off-balance sheet commitments. The guidelines call for a minimum risk-based Tier I capital percentage of 4.0% and a minimum risk-based total capital percentage of 8.0%. Tier I capital includes common shareholders' equity less goodwill and non-qualified intangible assets. Total capital includes all Tier I capital components plus the allowance for loan losses.

The Corporation is also subject to a "leverage capital" requirement, which compares capital (using the definition of Tier I capital) to total balance sheet assets and is intended to supplement the risk based capital ratios in measuring capital adequacy. The minimum acceptable leverage capital ratio is 3.0% for institutions such as the Corporation which are highly-rated in terms of safety and soundness. Other institutions are expected to maintain capital levels at least one or two percent above the minimum.

As of March 31, 2000, the Corporation and each of its subsidiaries met the minimum capital requirements. In addition, the Corporation and each of its subsidiaries' capital ratios exceeded the amounts required to be considered "well-capitalized" as defined in the regulations.

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

Equity Market Price Risk
------------------------

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation's equity investments consist of common stocks of publicly traded financial institutions (cost basis of approximately $52.0 million) and U.S. Government agency stock (cost basis of approximately $33.3 million). The Corporation's financial institutions stock portfolio had net unrealized gains of approximately $5.0 million at March 31, 2000.

Although the book value of equity investments accounted for only 1.5% of the Corporation's total assets, the unrealized gains on the portfolio represent a potential source of revenue. The Corporation has a history of periodically realizing gains from this portfolio and, if values were to decline significantly, this revenue source could be lost. Although the net unrealized gains at the end of the quarter were less than $5 million, gross unrealized gains were $10.0 million.

The Corporation manages its equity market price risk by investing primarily in regional financial institutions. Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the companies. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation's equity securities are classified as trading. Future cash flows from these investments are not provided in the "Interest Rate Sensitivity" table on the following page since none have maturity dates.

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

FULTON FINANCIAL CORPORATION
INTEREST RATE SENSITIVITY
(dollars in thousands)


                                                                      Expected Maturity Period
                                        ---------------------------------------------------------------------------------
                                          (less than)
                                            1 Year        1-2 Years       2-3 Years       3-4 Years          4-5 Years
                                        -------------   -------------   -------------   -------------   -----------------
Fixed rate loans (1)                    $     728,750   $     552,897   $     454,580   $     340,432   $     239,803
    Average rate (1)                             8.03%           7.80%           7.77%           7.78%           7.78%
Floating rate loans (2)                       409,199         148,292         124,700         113,439          82,807
    Average rate                                 9.43%           9.22%           9.07%           9.07%           8.37%

Fixed rate investments (3)                    189,027         175,444         225,625         143,132         124,405
    Average rate                                 6.07%           6.06%           6.15%           6.10%           6.19%
Floating rate investments (3)                     250              50               -           1,000               -
    Average rate                                 8.00%           7.50%              -            4.17%              -

Other interest-earning assets                   3,728               -               -               -               -
    Average rate                                 6.55%              -               -               -               -
                                        --------------------------------------------------------------------------------
Total                                   $   1,330,954   $     876,683   $     804,905   $     598,003   $     447,015
    Average rate                                 8.18%           7.69%           7.52%           7.62%           7.45%
                                        --------------------------------------------------------------------------------

Fixed rate deposits (4)                 $   1,343,407   $     549,976   $     176,116   $      41,331   $      39,062
    Average rate                                 5.15%           5.68%           5.84%           5.51%           5.88%
Floating rate deposits (5)                    583,369          79,911          76,167          76,167          76,167
    Average rate                                 3.59%           1.59%           1.52%           1.52%           1.52%

Fixed rate borrowings (6)                      83,322          70,780          85,280          67,780             280
    Average rate                                 5.84%           4.60%           5.43%           5.05%           5.76%
Floating rate borrowings (7)                  451,396               -               -               -               -
    Average rate                                 5.34%              -               -               -               -
                                        --------------------------------------------------------------------------------
Total                                   $   2,461,494   $     700,667   $     337,563   $     185,278   $     115,509
    Average rate                                 4.84%           5.10%           4.76%           3.70%           3.00%
                                        --------------------------------------------------------------------------------


                                         Expected Maturity Date                          Estimated
                                         (greater than) 5 Years             Total        Fair Value
                                         ----------------------        ---------------  -------------

Fixed rate loans (1)                          $     794,588            $   3,111,050    $   3,040,069
    Average rate (1)                                   7.73%                    7.83%
Floating rate loans (2)                             514,082                1,392,519        1,390,405
    Average rate                                       8.72%                    9.02%

Fixed rate investments (3)                          264,361                1,121,994        1,083,507
    Average rate                                       6.14%                    6.12%
Floating rate investments (3)                        15,145                   16,445           16,232
    Average rate                                       6.35%                    6.25%

Other interest-earning assets                             -                    3,728            3,728
    Average rate                                          -                     6.55%
                                              -------------------------------------------------------
Total                                         $   1,588,176            $   5,645,736    $   5,533,941
    Average rate                                       7.77%                    7.78%
                                              -------------------------------------------------------

Fixed rate deposits (4)                       $      17,056            $   2,166,948    $   2,152,130
    Average rate                                       5.54%                    5.36%
Floating rate deposits (5)                          795,236                1,687,017        1,686,671
    Average rate                                       1.39%                    2.18%

Fixed rate borrowings (6)                            15,752                  323,194          310,106
    Average rate                                       5.04%                    5.26%
Floating rate borrowings (7)                              -                  451,396          451,396
    Average rate                                          -                     5.34%

                                              -------------------------------------------------------
Total                                         $     828,044            $   4,628,555    $   4,600,303
    Average rate                                       1.54%                    4.19%
                                              -------------------------------------------------------

         Assumptions:
     1) Amounts are based on contractual payments and maturities, adjusted for expected prepayments.
     2) Average rates are shown on a fully taxable equivalent basis using an effective tax rate of 35%.
     3) Amounts are based on contractual maturities, adjusted for expected prepayments on mortgage-backed securities, and expected calls on other securities.
     4)  Amounts are based on contractual maturities of time deposits.
     5) Money market, Super NOW, NOW and savings accounts are placed based on history of deposit flows.
     6) Amounts are based on contractual maturities of Federal Home Loan Bank advances.
     7) Amounts are Federal Funds purchased and securities sold under agreements to repurchase, which mature in less than one year.

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

Static gap analysis provides a measurement of repricing risk in the Corporation's balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation's assets and liabilities into predetermined repricing periods. The assets and liabilities in each of these periods are summed and compared for mismatches within that maturity segment. Core deposits having noncontractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans held for sale and for mortgage-backed securities includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation's policy limits the cumulative 6-month gap to plus or minus 15 percent of total earning assets. The Corporation was positioned within this range throughout the first quarter of 2000. At March 31, 2000, the cumulative 6-month gap was 0.94.

Simulation of net interest income and of net income is performed for the next twelve-month period. A variety of interest rate scenarios is used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of earnings is used primarily to measure the Corporation's short-term earnings exposure to rate movements. The Corporation's policy limits the potential exposure of net interest income to 10% of the base case net interest income for every 100 basis point "shock" in interest rates. A "shock' is an immediate upward or downward movement of interest rates across the yield curve based upon changes in the prime rate. As of March 31, 2000, the Corporation had a larger exposure to upward rate shocks, with net interest income at risk of loss over the next twelve months of 0.2%, 4.0% and 5.1% where interest rates are shocked upward by 100, 200 and 300 basis points, respectively.

Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer term repricing risks and options in the Corporation's balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point shock in interest rates. As of March 31, 2000, upward shocks of 100, 200 and 300 basis points were estimated to have negative effects upon economic value of 0.4%, 0.3% and 0.3%, respectively. Downward shocks of 100 and 200 basis points were estimated to have negative effects upon economic value of 0.9% and 0.6%, respectively.

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

              (2) Instruments defining the right of securities holders,
                  including indentures:

                  (a) Rights Agreement dated June 20, 1989, as amended and
                      restated on April 27, 1999 between Fulton Financial Corporation and Fulton Bank - Incorporated by reference from Exhibit 1 of the Fulton Financial Corporation Current Report on Form 8-K dated April 27, 1999.

              (3) Material Contracts - Executive Compensation Agreements and
                  Plans:

                  (a) Severance Agreements entered into between Fulton Financial and: Rufus A. Fulton, Jr., as of April 17, 1984; R. Scott Smith, Jr., as of May 17, 1988; Richard J Ashby, Jr., as of May 17, 1988; and Charles J. Nugent, as of November 19, 1992- Incorporated by reference from Exhibit 10(a) of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

                  (b) Incentive Stock Option Plan adopted September 19, 1995 -
                      Incorporated by reference from Exhibit A of Fulton Financial Corporation's 1996 Proxy Statement.

              (4) Financial Data Schedule - March 31, 2000

         (b)  Reports on Form 8-K:

              (1) Form 8-K dated March 7, 2000 reporting the execution of an
                  Agreement and Plan of Merger between Fulton Financial Corporation and Skylands Financial Corporation.

                 FULTON FINANCIAL CORPORATION AND SUBSIDIARIES

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FULTON FINANCIAL CORPORATION



Date:    May 8, 2000                           /s/ Rufus A. Fulton, Jr.
      --------------------------               ---------------------------------
                                                   Rufus A. Fulton, Jr.
                                                   Chairman, President and
                                                   Chief Executive Officer


Date:    May 8, 2000                          /s/  Charles J. Nugent
      --------------------------               ---------------------------------
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


27.  Financial data schedule - March 31, 2000.