Form 10-Q
period 2000-06-30
FULTON FINANCIAL CORP
filed 2000-08-11
CIK 700564

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20459
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      June 30, 2000       , or
                                      ----------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                      ------------  -------------



                           Commission File No. 0-10587
                                               -------


                          FULTON FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    PENNSYLVANIA                    23-2195389
--------------------------------------------------------------------------------
           (State or other jurisdiction of       (I.R.S. Employer
            incorporation or organization)      Identification No.)


          One Penn Square, P.O. Box 4887 Lancaster, Pennsylvania    17604
          ---------------------------------------------------------------
          (Address of principal executive offices)              (Zip Code)

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

  Common Stock, $2.50 Par Value - 69,724,619 shares outstanding as of July 31,
  ---------------------------------------------------------------------------
2000.
----

                 FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000


                                     INDEX
                                     -----


Description                                                                 Page
-----------                                                                 ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

(a) Consolidated Balance Sheets -
    June 30, 2000 and December 31, 1999........................................3

(b) Consolidated Statements of Income -
    Three and six months ended June 30, 2000 and 1999..........................4

(c) Consolidated Statements of Shareholders' Equity -
    Six months ended June 30, 2000 and 1999....................................5

(d) Consolidated Statements of Cash Flows -
    Six months ended June 30, 2000 and 1999....................................6

(e) Notes to Consolidated Financial Statements - June 30, 2000.................7


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.........................9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........18


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................22



SIGNATURES....................................................................23

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)
                                                                                          June 30            December 31
                                                                                            2000                 1999
                                                                                      --------------------------------------
ASSETS
----------------------------------------------------------------------------------------------------------------------------
Cash and due from banks .............................................................. $      267,857      $       245,572
Interest-bearing deposits with other banks ...........................................          3,888                1,798
Mortgage loans held for sale .........................................................          3,074                1,016
Investment securities:
     Held to maturity (Fair value: $66,183 in 2000 and $84,777 in 1999) ..............         66,660               85,474
     Available for sale ..............................................................      1,089,734            1,137,846

Loans ................................................................................      4,582,659            4,432,030
      Less: Allowance for loan losses ................................................        (58,280)             (57,631)
               Unearned income .......................................................        (10,828)              (9,623)
                                                                                       --------------      ---------------
                         Net Loans ...................................................      4,513,551            4,364,776
                                                                                       --------------      ---------------

Premises and equipment ...............................................................         84,945               79,217
Accrued interest receivable ..........................................................         33,232               31,496
Other assets .........................................................................        121,658              122,824
                                                                                       --------------      ---------------

                         Total Assets ................................................ $    6,184,599      $     6,070,019
                                                                                       ==============      ===============

LIABILITIES
----------------------------------------------------------------------------------------------------------------------------
Deposits:
     Noninterest-bearing ............................................................. $      809,597      $       724,778
     Interest-bearing ................................................................      3,860,329            3,822,035
                                                                                       --------------      ---------------
                         Total Deposits ..............................................      4,669,926            4,546,813
                                                                                       --------------      ---------------
Short-term borrowings:
     Securities sold under agreements to repurchase...................................        296,610              309,790
     Federal funds purchased..........................................................        211,450              172,250
     Demand notes of U.S. Treasury ...................................................          5,683                5,506
                                                                                       --------------      ---------------
                         Total Short-Term Borrowings .................................        513,743              487,546
                                                                                       --------------      ---------------

Accrued interest payable .............................................................         36,194               32,313
Other liabilities ....................................................................         62,163               60,803
Long-term debt .......................................................................        306,637              328,250
                                                                                       --------------      ---------------
                         Total Liabilities ...........................................      5,588,663            5,455,725
                                                                                       --------------      ---------------
SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------
Common stock ($2.50 par)
     Shares:   Authorized 400,000,000
                   Issued 72,824,439; Outstanding 69,893,119 (71,924,447 in 1999).....        182,052              173,392
Capital surplus ......................................................................        452,528              394,234
Retained earnings ....................................................................         38,305               75,482
Accumulated other comprehensive income................................................        (21,878)             (11,846)
Treasury stock, at cost (2,931,320 shares in 2000 and 899,992 shares in 1999).........        (55,071)             (16,968)
                                                                                       --------------      ---------------
                         Total Shareholders' Equity ..................................        595,936              614,294
                                                                                       --------------      ---------------
                         Total Liabilities and Shareholders' Equity................... $    6,184,599      $     6,070,019
                                                                                       ==============      ===============
----------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------

(Dollars in thousands, except per-share data)
                                                                     Three Months Ended                      Six Months Ended
                                                                           June 30                                June 30
                                                             ----------------------------------     --------------------------------


                                                                  2000               1999                2000               1999
                                                             ----------------------------------     --------------------------------

INTEREST
INCOME
------------------------------------------------------------------------------------------------------------------------------------

Loans, including fees ...................................... $       94,820     $      84,225     $      186,188    $      166,463
Investment securities:
     Taxable ...............................................         14,130            15,990             28,319            32,209
     Tax-exempt ............................................          2,152             2,056              4,357             3,848
     Dividends .............................................          1,109             1,020              2,214             2,013
Other interest income.......................................            157               135                301               201
                                                             --------------     -------------     --------------    --------------
                          Total Interest Income ............        112,368           103,426            221,379           204,734

INTEREST EXPENSE
------------------------------------------------------------------------------------------------------------------------------------


Deposits ...................................................         39,336            35,310             76,562            71,340
Short-term borrowings ......................................          7,008             3,229             13,264             6,099
Long-term debt .............................................          4,186             3,890              8,595             7,672
                                                             --------------     -------------     --------------    --------------
                         Total Interest Expense ............         50,530            42,429             98,421            85,111
                                                             --------------     -------------     --------------    --------------
                         Net Interest Income ...............         61,838            60,997            122,958           119,623
PROVISION FOR LOAN LOSSES ..................................          2,025             2,085              4,050             4,052
                                                             --------------     -------------     --------------    --------------
                         Net Interest Income After
                            Provision for Loan Losses ......         59,813            58,912            118,908           115,571
                                                             --------------     -------------     --------------    --------------
OTHER INCOME
------------------------------------------------------------------------------------------------------------------------------------

Investment management and trust services....................          5,057             4,014              9,978             7,431
Service charges on deposit accounts ........................          5,890             5,177             11,474             9,947
Other service charges and fees .............................          3,239             2,963              6,320             5,749
Mortgage banking income.....................................            781             1,218              1,371             2,501
Investment securities gains ................................          2,065             1,669              4,541             4,726
                                                             --------------     -------------     --------------    --------------
                         Total Other Income ................         17,032            15,041             33,684            30,354

OTHER EXPENSES
------------------------------------------------------------------------------------------------------------------------------------

Salaries and employee benefits .............................         22,601            22,105             45,346            43,467
Net occupancy expense ......................................          3,411             3,167              7,002             6,442
Equipment expense ..........................................          2,241             2,385              4,724             4,678
Special services ...........................................          2,554             2,774              5,327             5,654
Other ......................................................          9,116             9,407             17,310            18,295
                                                             --------------     -------------     --------------    --------------
                         Total Other Expenses ..............         39,923            39,838             79,709            78,536
                                                             --------------     -------------     --------------    --------------
                         Income Before Income Taxes ........         36,922            34,115             72,883            67,389
INCOME TAXES................................................         11,015            10,072             21,662            19,819
                                                             --------------     -------------     --------------    --------------
                         Net Income ........................ $       25,907     $      24,043     $       51,221    $       47,570
                                                             ==============     =============     ==============    ==============
------------------------------------------------------------------------------------------------------------------------------------

PER-SHARE DATA:
Net income (basic).......................................... $         0.37     $        0.33     $         0.72    $         0.66
Net income (diluted)........................................           0.37              0.33               0.72              0.65
Cash dividends .............................................          0.160             0.143              0.303             0.273
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                                               Accumulated
                                                                                                  Other
                                                                                                Comprehen-
                                                           Common        Capital    Retained   Sive Income  Treasury
(Dollars in thousands, except per-share data)               Stock        Surplus    Earnings      (Loss)       Stock        Total
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999............................. $ 173,392   $   394,234  $  75,482   $ (11,846)  $ (16,968)   $   614,294
Comprehensive income:
     Net income..........................................                             51,221                                 51,221
     Other - net unrealized loss on securities (net of
        $5.4 million  tax benefit).......................                                        (10,032)                   (10,032)
                                                                                                                        ------------
          Total comprehensive income.....................                                                                    41,189
                                                                                                                        ------------
Stock dividends issued - 5% (3,464,213 shares)...........     8,660        59,065    (67,796)                                   (71)
Stock issued (121,419 shares of treasury stock)..........                    (771)                              2,331         1,560
Acquisition of treasury stock (2,152,747 shares).........                                                     (40,434)      (40,434)
Cash dividends - $0.303 per share........................                            (20,602)                               (20,602)
                                                          --------------------------------------------------------------------------
Balance at June 30, 2000................................. $ 182,052   $   452,528  $  38,305   $ (21,878)  $ (55,071)   $   595,936
                                                          ==========================================================================
Balance at December 31, 1998............................. $ 157,638   $   293,897  $ 136,668   $   23,619  $  (3,488)   $   608,334
Comprehensive income:
     Net income..........................................                             47,570                                 47,570
     Other -  net unrealized gain on securities (net of
        $11.6 million tax benefit).......................                        (21,535)                  (21,535)
                                                                                                                        ------------
          Total comprehensive income.....................                                                                    26,035
                                                                                                                        ------------
Stock dividends issued - 10% (6,617,424 shares)..........    15,754       102,099   (117,917)                                   (64)
Stock issued (128,849 shares)                                              (1,230)                              2,733         1,503
Acquisition of treasury stock (228,795 shares)...........                                                      (4,717)       (4,717)
Cash dividends - $0.273 per share........................                            (19,783)                               (19,783)
                                                          --------------------------------------------------------------------------
Balance at June 30, 1999................................. $ 173,392   $   394,766  $  46,538   $    2,084  $  (5,472)   $   611,308
                                                          ==========================================================================

------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                                                                Six Months Ended
                                                                                                     June 30
                                                                                         ---------------------------------

                                                                                             2000              1999
                                                                                         ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income........................................................................ $     51,221     $      47,570

      Adjustments to reconcile net income to net cash provided by operating activities:
           Provision for loan losses ...................................................        4,050             4,052
           Depreciation and amortization of premises and equipment .....................        5,033             4,794
           Net amortization of investment security premiums ............................          262               726
           Investment security gains ...................................................       (4,541)           (4,726)
           Net (increase) decrease in mortgage loans held for sale......................       (2,058)            4,597
           Amortization of intangible assets ...........................................          652               649
           (Increase) decrease in accrued interest receivable ..........................       (1,736)            1,817
           Decrease in other assets ....................................................        6,346             9,374
           Increase (decrease) in accrued interest payable .............................        3,881            (2,897)
           Increase in other liabilities................................................        1,246             4,938
                                                                                         ------------     -------------
                Total  adjustments......................................................       13,135            23,324
                                                                                         ------------     -------------
                Net cash provided by operating activities ..............................       64,356            70,894
                                                                                         ------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of securities available for sale .............................       19,814            11,138
      Proceeds from maturities of securities held to maturity ..........................       19,458            64,836
      Proceeds from maturities of securities available for sale ........................       86,840           150,385
      Purchase of securities held to maturity ..........................................         (618)             (357)
      Purchase of securities available for sale ........................................      (70,153)         (246,104)
      (Increase) decrease in short-term investments ....................................       (2,090)              212
      Net increase in loans ............................................................     (152,825)         (144,694)
      Purchase of premises and equipment................................................      (10,761)           (6,040)
                                                                                         ------------     -------------
                Net cash provided by (used in) investing activities ....................     (110,335)         (170,624)
                                                                                         ------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase (decrease) in demand and savings deposits ...........................      101,012           (59,746)
      Net increase (decrease) in time deposits .........................................       22,101           (38,095)
      (Decrease) increase in long-term debt.............................................      (21,613)           52,051
      Increase (decrease) in short-term borrowings .....................................       26,197           149,442
      Dividends paid ...................................................................      (20,488)          (19,783)
      Net proceeds from issuance of common stock .......................................        1,489             1,439
      Acquisition of treasury stock ....................................................      (40,434)           (4,717)
                                                                                         ------------     -------------
                Net cash provided by financing activities...............................       68,264            80,591
                                                                                         ------------     -------------
      Net Increase (Decrease) in Cash and Due From Banks ...............................       22,285           (19,139)
      Cash and Due From Banks at Beginning of Period ...................................      245,572           247,558
                                                                                         ------------     -------------
      Cash and Due From Banks at End of Period ......................................... $    267,857     $     228,419
                                                                                         ============     =============
      Supplemental Disclosures of Cash Flow Information Cash paid during the period for:
           Interest .................................................................... $     94,540     $      88,008
           Income taxes ................................................................       19,098            14,092

--------------------------------------------------------------------------------------------------------------------------

      See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE B - 5% Stock Dividend

The Corporation issued a 5% stock dividend on May 31, 2000. All share and per-share information has been restated to reflect the effect of this stock dividend.


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

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows (in thousands):

                                                              Three months ended            Six months ended
                                                                    June 30                     June 30
                                                          ---------------------------- ---------------------------
                                                              2000           1999          2000          1999
                                                              ----           ----          ----          ----

Weighted average shares outstanding (basic).............         70,415        72,602        71,032        72,615
Impact of common stock equivalents......................            403           433           352           416
                                                          -------------  ------------  ------------  ------------
Weighted average shares outstanding (diluted)...........         70,818        73,035        71,384        73,031
                                                          =============  ============  ============  ============


NOTE D - Comprehensive Income

The following table summarizes the reclassification adjustment for realized security gains (net of taxes) for each of the indicated periods (in thousands):
                                                                              2000               1999
                                                                              ----               ----
Unrealized holding losses arising during period......................    $      (7,080)     $     (18,463)
Less: reclassification adjustment for gains included
        in net income................................................            2,952              3,072
                                                                         -------------      -------------
Net unrealized losses on securities..................................    $     (10,032)     $     (21,535)
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

NOTE F - Subsequent Events

On August 1, 2000, the Corporation completed its acquisition of Skylands Financial Corporation (SFC) of Hackettstown, New Jersey. SFC is a $240 million bank holding company whose sole banking subsidiary, Skylands Community Bank (Skylands), operates eight community banking offices in Morris, Warren and Sussex counties.

Under the terms of the merger agreement, each of the 2.5 million shares of SFC's common stock was exchanged for 0.819 shares of the Corporation's common stock. In addition, the 308,000 options to acquire SFC stock were also be exchanged for options to purchase the Corporation's common stock. As a result of the acquisition, SFC was merged with and into Fulton Financial Corporation (parent company) and Skylands became the Corporation's twelfth banking subsidiary.

The acquisition was accounted for as a purchase and, as such, the accounts and results of operations of Skylands are not included in the financial statements of the Corporation as presented in this report. Skylands will be included in the consolidated financial statements of the Corporation prospectively from the date of the merger.

NOTE G - Reclassifications

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

The Corporation has made, and may continue to make, certain forward-looking statements with respect to its management of net interest income and margin, allowance and provision for loan losses and non-interest income growth initiatives. The Corporation cautions that these forward-looking statements are subject to various assumptions, risks and uncertainties. Because of the possibility of changes in these assumptions, risks and uncertainties, actual results could differ materially from forward-looking statements.

In addition to the factors identified herein, the following could cause actual results to differ materially from such forward looking statements: pricing pressures on loans and deposits, actions of bank and nonbank competitors, changes in local and national economic conditions, changes in regulatory requirements and oversight of the Corporation and actions of the Federal Reserve Board (FRB).

The Corporation's forward-looking statements are relevant only as of the date on which such statements are made. By making any forward-looking statements, the Corporation assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

RESULTS OF OPERATIONS
---------------------

Quarter ended  June 30, 2000 versus Quarter ended  June 30, 1999
----------------------------------------------------------------

Fulton Financial Corporation's net income for the second quarter of 2000 increased $1.9 million, or 7.8%, in comparison to net income for the second quarter of 1999. Diluted net income per share increased $0.04, or 12.1%, compared to 1999. Second quarter net income of $25.9 million, or $0.37 per share (basic and diluted), represented a return on average assets (ROA) of 1.70% and a return on average equity (ROE) of 17.48%. This compares to 1999 net income of $24.0 million, or $0.33 (basic and diluted -- 1.65% ROA and 15.45% ROE).

The increase in net income in 2000 resulted mainly from strong loan growth, continued high asset quality, control of non-interest expenses and fee income generation initiatives.

Net Interest Income
-------------------

Net interest income increased $841,000, or 1.4%, for the quarter. This small increase reflects the recent changes in the interest rate environment as the FRB raised the federal funds rate six times over the past year. While these actions have caused downward pressure on the Corporation's net interest margin and have reduced the growth rate in net interest income, the Corporation has been able to generate strong loan and balance sheet growth.

The following tables summarize the components of the increase in net interest income as well as the changes in average balances of interest-earning assets and interest-bearing liabilities from the second quarter of 1999 to the second quarter of 2000 and the average interest rates thereon. All dollar amounts are in thousands.

                                             Three Months Ended
                                                   June 30                                   Change
                                    --------------------------------------    -------------------------------------
                                          2000                 1999                  $                   %
                                    -----------------    -----------------    -----------------   -----------------
 Interest income .................  $     112,368        $     103,426        $         8,942            8.6%
 Interest expense.................         50,530               42,429                  8,101           19.1
                                    -----------------    -----------------    -----------------   -----------------
 Net interest income..............  $      61,838        $      60,997        $           841            1.4%
                                    =================    =================    =================   =================

                                                                  Three Months Ended
                                                                        June 30
                                                         --------------------------------------
                                                               2000                 1999                Change
                                                         -----------------    -----------------    ----------------
 Loans.................................................  $     4,551,173      $     4,106,462      $       444,711
 Investment securities.................................        1,220,125            1,339,539            (119,414)
 Other earning assets..................................            8,012               11,109              (3,097)
                                                         ----------------------------------------------------------
 Total interest-earning assets.........................  $     5,779,310      $     5,457,110      $       322,200
                                                         ==========================================================
 Yield on earning assets (fully taxable equivalent)....            7.93%                7.72%                0.21%

 Deposits..............................................  $     3,866,477      $     3,803,803      $        62,674
 Short-term borrowings.................................          488,277              302,184              186,093
 Long-term debt........................................          321,164              301,238               19,926
                                                         ----------------------------------------------------------
 Total interest-bearing liabilities....................  $     4,675,918      $     4,407,225      $       268,693
                                                         ==========================================================
 Cost of interest-bearing liabilities..................            4.34%                3.86%                0.48%

 Net interest margin (fully taxable equivalent)........            4.41%                4.60%              (0.19%)

The 5.9% increase in average earning assets accounted for an interest income increase of approximately $6.2 million. The remaining $2.7 million increase was a result of the increase in average yields on earning assets. Average yields increased from the second quarter of 1999 to the second quarter of 2000 due to a general increase in interest rates as a result of the actions of the FRB. However, the 21 basis point increase in average yields was not as pronounced as the 152 basis point increase in the Corporation's average prime lending rate (7.75% in 1999 and 9.27% in 2000) as a result of competition.

The Corporation's average loan portfolio grew by approximately $445 million, or 10.8%, mainly in commercial loans ($153 million, or 16.2% increase), commercial mortgages ($168 million, or 15.5% increase) and home equity loans ($80 million, or 25.1% increase). Loan demand has been strong due to favorable economic conditions in the Corporation's markets.

Investment securities, excluding unrealized gains and losses, decreased $119 million, or 8.9%. Net maturities of United States Treasury and Agency securities and mortgage backed securities ($148 million) were used to support the strong loan growth in lieu of other funding alternatives.

The 5.7% increase in average interest-bearing liabilities resulted in a $2.6 million increase in interest expense. The remaining $5.5 million increase in interest expense was a result of the increase in the average cost of funds. The increase in interest-bearing liabilities was realized mainly in short-term borrowings as deposit growth lagged the increases in loans and alternative funding sources were used. As a result of this shift from deposits to higher priced borrowings and the increases in rates in general, the Corporation's cost of funds increased 48 basis points as compared to the second quarter of 1999.

As a result of the noted changes in assets, liabilities and rates, the Corporation's net interest margin on a fully taxable equivalent basis decreased 19 basis points to 4.41% in 2000 from 4.60% in 1999. The Corporation continues to manage its asset/liability position and interest rate risk through the methods discussed in the "Market Risk" section of this document. Management believes that these procedures have minimized the reduction in the net interest margin during this period of increasing rates.

Provision and Allowance for Loan Losses
---------------------------------------

The following table summarizes loans outstanding (including unearned income) as of the dates shown:

                                                  June 30          December 31
                                                   2000                1999
                                             ----------------   ----------------
                                                        (in thousands)

Commercial, financial and agricultural.....  $      1,075,286   $      1,051,958
Real estate - construction.................           201,268            164,583
Real estate - mortgage.....................         2,492,137          2,371,764
Consumer ..................................           739,484            774,098
Leasing and other..........................            74,484             69,627
                                             ----------------   ----------------
   Totals..................................  $      4,582,659   $      4,432,030
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

This reclassification has no impact on the Corporation's assessment of the risk of these loans for allowance evaluation purposes. The allowance for loan loss procedures as documented in the following section are applied to categories of loans based on sub-system classification or to individually large credits. These procedures are not dependent upon the ultimate classification of the loans for financial reporting purposes.

The following table summarizes the activity in the Corporation's allowance for loan losses:

                                                                       Three Months Ended June 30
                                                                       --------------------------
                                                                         2000              1999
                                                                     ------------      ------------
                                                                         (dollars in thousands)
Loans outstanding at end of period (net of unearned)...............  $  4,571,831      $  4,172,560
                                                                     ============      ============
Daily average balance of loans and leases..........................  $  4,551,173      $  4,106,062
                                                                     ============      ============
Balance of allowance for loan losses
     at beginning of period........................................  $     58,034      $     58,440

Loans charged-off:
    Commercial, financial and agricultural.........................         1,268               148
    Real estate - mortgage.........................................           282               436
    Consumer.......................................................         1,571             2,458
    Leasing and other..............................................            87                51
                                                                     ------------      ------------
    Total loans charged-off........................................         3,208             3,093
                                                                     ------------      ------------
Recoveries of loans previously charged-off:
    Commercial, financial and agricultural.........................           689               791
    Real estate - mortgage.........................................            52               187
    Consumer.......................................................           675               532
    Leasing and other..............................................            13                 -
                                                                     ------------      ------------
    Total recoveries...............................................         1,429             1,510
                                                                     ------------      ------------
Net loans charged-off..............................................         1,779             1,583

Provision for loan losses..........................................         2,025             2,085
                                                                     ------------      ------------
Balance at end of period...........................................  $     58,280      $     58,942
                                                                     ============      ============
Net charge-offs to average loans (annualized)......................         0.16%             0.15%
                                                                     ============      ============
Allowance for loan losses to loans outstanding.....................         1.27%             1.41%
                                                                     ============      ============

The following table summarizes the Corporation's non-performing assets as of the indicated dates.

                                                            June 30             Dec. 31            June 30
(Dollars in thousands)                                       2000                1999                1999
                                                       ------------------    --------------    -----------------
Nonaccrual loans.....................................  $        17,138       $      18,653     $        17,974
Loans 90 days past due and accruing..................            8,541               8,516               7,528
Other real estate owned (OREO).......................              892                 917               1,442
                                                       ------------------    --------------    -----------------
Total non-performing assets..........................  $        26,571       $      28,086     $        26,944
                                                       ==================    ==============    =================

Non-performing loans/Total loans.....................            0.56%               0.61%               0.61%
Non-performing assets/Total assets...................            0.43%               0.46%               0.45%
Non-performing assets/Gross loans and OREO...........            0.58%               0.63%               0.65%

Additions to the allowance for loan losses are charged to income through the provision for loan losses when, in the opinion of management and based on continuing analyses of the loan portfolio, it is believed that the allowance is not adequate to absorb the losses inherent in the portfolio. Management considers various factors in assessing the adequacy of the allowance for loan losses and determining the provision for the period. Among these are charge-off history and trends, risk classification of significant credits, adequacy of collateral, the mix and risk characteristics of loan types in the portfolio, and the balance of the allowance relative to total and nonperforming loans. Additional consideration is given to local and national economic conditions. The Corporation's policy is individually applied to each of its eleven affiliate banks. Resulting provisions and allowances are aggregated for consolidated financial reporting.

For the second quarter of 2000, net charge-offs totaled $1.8 million, or 0.16%, of average loans on an annualized basis. This net charge-off rate was not significantly different from the $1.6 million, or 0.15%, in the second quarter of 1999. Non-performing loans, including loans 90 days past due and still accruing, to total loans were 0.56% at June 30, 2000, a considerable improvement over the 0.61% at December 31, 1999 and June 30, 1999.

The provision for loan losses decreased $60,000, or 2.9%, to $2.0 million in 2000. This decrease occurred despite a 10.8% increase in average loans outstanding, reflecting the continued improvement in the Corporation's overall asset quality.

The Corporation's periodic loan portfolio review and allowance calculation resulted in an unallocated allowance for loan losses of 28% at June 30, 2000 and 32% at December 31, 1999. This fairly stable unallocated level supports the provision for loan losses for the quarter and the balance of the allowance for loan losses as of June 30, 2000. Management believes that the allowance balance of $58.3 million is sufficient to cover losses incurred in the loan portfolio and is appropriate based on applicable accounting standards.

Other Income
------------

Other income for the quarter ended June 30, 2000 was $17.0 million. This was a increase of $2.0 million, or 13.2%, over the comparable period in 1999. Excluding investment security gains, which increased from $1.7 million in 1999 to $2.1 million in 2000, other income increased $1.6 million, or 11.9%. Increases were realized in every major category, except mortgage banking income.

Investment management and trust services income increased $1.0 million, or 26.0%. On May 1, 2000, the Corporation's twelfth affiliate, Fulton Financial Advisors, N.A. (FFA), became operational. FFA, which consolidated the Corporation's previously fragmented investment management and trust services business, provides the structure to expand this line of business throughout the Corporation's market.

Service charges on deposit accounts increased $713,000, or 13.8%, as a result of an increase in cash management income ($352,000, or 41.1%, increase) and overdraft fees (227,000, or 12.1%, increase). Other service charges and fees increased $276,000, or 9.3%, mainly due to debit card income.

Mortgage banking income, which consists of gains on mortgage loan sales and servicing income, decreased $437,000, or 35.9%. This decline was almost entirely due to a decline in mortgage loan sale volume as interest rates have risen and refinance activity has therefore decreased.

Other Expenses
--------------

Total other expenses for the second quarter of 2000 of $39.9 million were essentially flat compared to 1999, increasing only $85,000, or 0.2%. The Corporation's efficiency ratio, which is the ratio of noninterest expense to fully taxable equivalent revenues (excluding security gains), decreased to 50.8% in 2000 from 52.4% in 1999.

Salaries and employee benefits increased $496,000, or 6.5%, in comparison to the first quarter of 1999. This increase was due to normal merit increases and an increase in the number of full time equivalent employees from 2,327 in 1999 to 2,368 in 2000. Additional employees have been necessary to support new initiatives such as FFA.

Other expenses, excluding salaries and benefits, decreased $411,000, or 2.3%, from $17.7 million in 1999 to $17.3 million in 2000. The Corporation continues to monitor and manage its expenses to produce maximum efficiency. Such efforts include centralization of the data processing function and other back office procedures when practical.

Income Taxes
------------

Income tax expense for the second quarter of 2000 was $11.0 million, a $943,000, or 9.4%, increase from $10.1 million in 1999. The Corporation's effective tax rate remained fairly stable at 29.8% in 2000 and 29.5% in 1999. The effective rate is lower than the federal statutory rate of 35% due mainly to investments in tax-free municipal securities and federal tax credits from investments in low and moderate income housing partnerships.

Six Months ended June 30, 2000 versus Six Months ended June 30, 1999
--------------------------------------------------------------------

Fulton Financial Corporation's net income for the first six months of 2000 increased $3.7 million, or 7.7%, in comparison to net income for the same period in 1999. Diluted net income per share increased $0.07, or 10.8%, compared to 1999. Net income for the first six months of 2000 of $51.2 million, or $0.72 per share (basic and diluted), represented an ROA of 1.69% and an ROE of 17.02%. This compares to 1999 net income of $47.6 million, or $0.66 per share (basic) and $0.65 per share (diluted -- 1.65% ROA and 15.54% ROE).

The increase in net income in 2000 resulted from continued growth of the Corporation's core banking business, as shown by increases in both net interest income and non-interest income. These increases were offset by decreases in investment securities gains and a small increase in other expenses.

Net Interest Income
-------------------

Net interest income increased $3.3 million, or 2.8%, for the first nine months of 1999. Overall, this increase was a result of growth in the Corporation's balance sheet, offset by a rising cost of funds. The following tables summarize the components of the increase in net interest income as well as the changes in average balances of interest-earning assets and interest-bearing liabilities from the first half of 1999 to the first half of 2000 and the average interest rates thereon. All dollar amounts are in thousands.

                                              Six Months Ended
                                                   June 30                                   Change
                                    --------------------------------------    -------------------------------------
                                          2000                 1999                  $                   %
                                    -----------------    -----------------    ----------------    -----------------
 Interest income .................       $221,379             $204,734             $16,645               8.1%
 Interest expense.................         98,421               85,111              13,310              15.6
                                         --------             --------             -------              ----
 Net interest income..............       $122,958             $119,623             $ 3,335               2.8%
                                         ========             ========             =======              ====

                                                                   Six Months Ended
                                                                        June 30
                                                         --------------------------------------
                                                               2000                 1999                Change
                                                         -----------------    -----------------    ----------------
 Loans.................................................     $ 4,509,845          $ 4,073,687          $   436,158
 Investment securities.................................       1,226,205            1,327,818            (101,613)
 Other earning assets..................................           8,501                8,601                (100)
                                                            -----------          -----------          -----------
 Total interest-earning assets.........................     $ 5,744,551          $ 5,410,106          $   334,445
                                                            ===========          ===========          ===========
 Yield on earning assets (fully taxable equivalent)....            7.86%                7.71%                0.15%

 Deposits..............................................     $ 3,844,045          $ 3,797,097          $    46,948
 Short-term borrowings.................................         483,360              285,385              197,975
 Long-term debt........................................         330,928              298,583               32,345
                                                            -----------          -----------          -----------
 Total interest-bearing liabilities....................     $ 4,658,333          $ 4,381,065          $   277,268
                                                            ===========          ===========          ===========
 Cost of interest-bearing liabilities..................            4.25%                3.92%                0.33%

 Net interest margin (fully taxable equivalent)........            4.42%               4.54%                (0.12%)

The 6.2% increase in average earning assets accounted for an interest income increase of approximately $12.8 million, with the remaining $3.8 million coming from the 15 basis point increase in average yields on total earning assets. As with the second quarter, the growth in earning assets resulted mainly from loans during the first six months of the year and the increase in average rates was a result of the interest rate environment in general.

The Corporation's average loan portfolio grew by approximately $436 million, or 10.7%, mainly in commercial loans ($164 million, or 17.7% increase), commercial mortgages ($152 million or 14.1% increase) and home equity loans ($69 million or 22.2% increase). Loan growth has been strong due to favorable local economic conditions. Investment securities, excluding unrealized gains and losses, decreased $102 million, or 7.7%. Funds from maturing investments have generally been used to support loan growth rather than being re-invested in lower-yielding securities.

As interest rates continued to rise during the first half of 2000, the Corporation was able to achieve a higher yield on earning assets than it did in 1999. However, the strength of the competition in its markets and the fact that much of the Corporation's loan portfolio has fixed rates, has not allowed the yields to grow in proportion to the prime lending rate. The Corporation's average prime lending rate increased 125 basis points from 7.75% in 1999 to 9.00% in 2000, whereas the yield on average loans has only increased seven basis points, from 8.27% in 1999 to 8.34% in 2000. Refer to the "Market Risk" section of this document for additional information on the Corporation's fixed rate versus floating rate loan portfolio.

The 6.3% increase in average interest-bearing liabilities resulted in a $5.4 million increase in interest expense, with an additional $7.9 million increase attributable to the 33 basis point increase in the average cost of funds. Average short-term borrowings increased $198 million, or 69.4%, mainly as a funding alternative to support the strong loan growth in light of sluggish deposit growth.

Due to the shorter-term nature of the Corporation's interest bearing liabilities, the 33 basis point increase in the cost of funds has been more dramatic - reflecting the change in the general interest rate environment - than that realized on the earning assets. The overall impact of this has been downward pressure on the Corporation's net interest margin, which decreased 12 basis points to 4.42% in 2000 as compared to 4.54% in 1999.

Provision for Loan Losses
-------------------------

The following table summarizes the activity in the Corporation's allowance for loan losses:

                                                                            Six Months Ended
                                                                                 June 30
                                                                     ------------------------------
                                                                         2000              1999
                                                                     ------------      ------------
                                                                         (dollars in thousands)

Loans outstanding at end of period (net of unearned)...............  $  4,571,831      $  4,172,560
                                                                     ============      ============
Daily average balance of loans and leases..........................  $  4,509,845      $  4,073,687
                                                                     ============      ============
Balance of allowance for loan losses
     at beginning of period........................................  $     57,631      $     57,415

Loans charged-off:
    Commercial, financial and agricultural.........................         2,084               772
    Real estate - mortgage.........................................           631               593
    Consumer.......................................................         3,348             3,861
    Leasing and other..............................................           180                68
                                                                     ------------      ------------
    Total loans charged-off........................................         6,243             5,294
                                                                     ------------      ------------
Recoveries of loans previously charged-off:
    Commercial, financial and agricultural.........................         1,065             1,351
    Real estate - mortgage.........................................           340               471
    Consumer.......................................................         1,423               947
    Leasing and other..............................................            14                 -
                                                                     ------------      ------------
    Total recoveries...............................................         2,842             2,769
                                                                     ------------      ------------
Net loans charged-off..............................................         3,401             2,525

Provision for loan losses..........................................         4,050             4,052
                                                                     ------------      ------------
Balance at end of period...........................................  $     58,280      $     58,942
                                                                     ============      ============
Net charge-offs to average loans (annualized)......................         0.15%             0.12%
                                                                     ============      ============
Allowance for loan losses to loans outstanding.....................         1.27%             1.41%
                                                                     ============      ============

Refer to the "Provision for Loan Losses" section of Management's Discussion of the second quarter results of operations for a summary of the Corporation's process for establishing the provision and allowance for loan losses. For the first six months of 2000, net charge-offs totaled $3.4 million, or 0.15%, of average loans on an annualized basis. This compares to $2.5 million, or 0.12%, for the first half of 1999 and 0.19% for all of 1999. Non-performing loans, including loans 90 days past due and still accruing, to total loans were 0.56% at June 30, 2000 as compared to 0.61% at December 31, 1999 and June 30, 1999.

The provision for loan losses of $4.1 million for the first half of 2000 was essentially unchanged from 1999. The fact that the provision did not increase, despite a 10.7% increase in average loans, reflects the strong asset quality of the Corporation . The Corporation's periodic loan portfolio review and allowance calculation resulted in an unallocated allowance for loan losses of 28% at June 30, 2000 and 32% at December 31, 1999. This fairly stable unallocated level supports the provision for loan losses for the quarter and the balance of the allowance for loan losses as of June 30, 2000. Management believes that the allowance balance of $58.3 million is sufficient to cover losses incurred in the loan portfolio and appropriate based on applicable accounting standards.

Other Income
------------

Other income for the six months ended June 30, 2000 was $33.7 million. This was an increase of $3.3 million, or 11.0%, over the comparable period in 1999. Excluding investment security gains, which decreased from $4.7 million in 1999 to $4.5 million in 2000, other income increased $3.5 million or 13.7%. The most significant increase, $2.5 million, or 34.3%, was realized in investment management and trust services income as a result of the formation of FFA and the continued roll out of brokerage services to all of the Corporation's affiliate banks.

Service charges on deposit accounts increased $1.5 million, or 15.4%, as a result of cash management income ($682,000, or 41.2% increase) and overdraft fees ($460,000, or 13.0% increase). Other service charges and fees increased $571,000, or 9.9%, as a result of higher debit card revenue ($307,000, or 27.0% increase) and merchant fees ($318,000, or 32.3% increase) and other special fee revenue. Mortgage banking income decreased $1.1 million, or 45.2% as a result of higher interest rates reducing refinance volume.

Other Expenses
--------------

Total other expenses for the first six months of 2000 of $79.7 million showed a moderate increase of $1.2 million, or 1.5%, over 1999. The Corporation's efficiency ratio continued to improve during the first six months of 2000, declining to 51.2% as compared to 52.9% in 1999.

Salaries and employee benefits increased $1.9 million, or 4.3%, in comparison to the first six months of 1999. This increase was the result of an increase in the average number of full time equivalent employees to 2,361 in 2000 from 2,328 in 1999 as well as normal merit increases. Excluding salaries and benefits expense, other expenses decrease $706,000, or 2.0%. This decrease resulted from the Corporation's efforts to control expenses.

Income Taxes
------------

Income tax expense for the first six months of 2000 was $21.7 million as compared to $19.8 million for the comparable period in 1999, a $1.8 million, or 9.3% increase. The effective tax rate was fairly consistent at 29.7% in 2000 and 29.4% in 1999.

FINANCIAL CONDITION
-------------------

At June 30, 2000, the Corporation had total assets of $6.2 billion, reflecting an increase of $114.6 million, or 1.9%, from December 31, 1999.

The increase in assets was almost entirely due to loan growth, with loans (net of unearned) increasing $149.4 million, or 3.4%, to $4.6 billion at June 30, 2000 as compared to $4.4 billion at December 31, 1999. As discussed in the "Net Interest Income" section, most of the recent loan growth has been in commercial loans and mortgages.

Premises and equipment increased $5.7 million, or 7.2%, as construction continued on the new building at the Corporation's main headquarters. Offsetting asset growth was a $66.9 million, or 5.5%, decrease in investment securities as proceeds from maturities and payoffs were used to support the growth in the loan portfolio.

Total deposits increased $123.1 million, or 2.7%, mainly in non-interest bearing, which grew $84.8 million, or 11.7%. With respect to borrowings, long-term debt decreased $21.6 million, or 6.6%, as a result of maturities of long-term advances from the Federal Home Loan Bank. These borrowings were replaced by short-term borrowings ($26.2 million, or 5.4% increase) as long-term fixed rates were not as attractive.

Capital Resources
-----------------

Shareholders' equity decreased $18.4 million, or 3.0%, during the first six months of 2000. This decrease was due to: 1) the Corporation continuing to buy back its stock pursuant to the repurchase plans discussed below, resulting in a $38.1 million, or 225%, increase in treasury stock; and 2) the net unrealized losses on available for sale investment securities, which resulted in a $10.0 million, or 84.7%, increase in the shareholders' equity portion of the loss.

Offsetting these decreases was the net increase in retained earnings as a result of net income for the period, less dividends paid to shareholders. The 40.2% dividend payout ratio on total net income of $51.2 million for the first six months of 2000 resulted in a net increase in retained earnings of $30.6 million.

Common stock, capital surplus and retained earnings were also adjusted during the first half of the year for the impact of the 5% stock dividend paid on May 31, 2000. See Note B to the financial statements.

The Corporation's Board of Directors has approved an open market repurchase program for the Corporation's common stock for up to 1.05 million shares through December 31, 2000. In January, 2000, the Board also approved a second open market repurchase program of up to 2.1 million shares. The second plan was adopted as a means to minimize any increase in the number of outstanding shares of the Corporation as a result of its merger with SFC. To consummate the merger, the Corporation issued 2.1 million treasury shares acquired under these repurchase programs.

Through June 30, 2000, 376,000 shares had been repurchased under the 1.05 million share program (310,000 shares during the first half of 2000) and 1.8 million shares had been repurchased under the 2.1 million share program.

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

As of June 30, 2000, the Corporation and each of its subsidiaries met the minimum capital requirements. In addition, the Corporation and each of its subsidiaries' capital ratios exceeded the amounts required to be considered "well-capitalized" as defined in the regulations.

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

Equity Market Price Risk
------------------------

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation's equity investments consist of common stocks of publicly traded financial institutions (cost basis of approximately $52.6 million) and U.S. Government agency stock (cost basis of approximately $33.4 million). The Corporation's financial institutions stock portfolio had net unrealized gains of approximately $2.3 million at June 30, 2000.

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


FULTON FINANCIAL CORPORATION
INTEREST RATE SENSITIVITY
                                                                 Expected Maturity Period
(dollars in thousands)         --------------------------------------------------------------------------------------     Estimated
                                Less than                                                    Greater than
                                  1 Year     1-2 Years    2-3 Years   3-4 Years   4-5 Years     5 Years        Total     Fair Value
                               -----------   ---------    ---------   ---------   ---------  ------------ -----------   ------------

Fixed rate loans (1)           $   808,528   $ 574,042   $  471,748   $ 359,926   $ 238,052   $  779,376  $ 3,231,672   $ 3,174,381
    Average rate (1)                  7.96%       7.85%        7.82%       7.81%       7.87%        7.72%        7.84%
Floating rate loans (2)            418,215     140,616      130,295     102,372      82,300      466,361    1,340,159     1,333,334
    Average rate                      9.76%       9.53%        9.62%       9.68%       8.72%        9.46%        9.55%

Fixed rate investments (3)         166,361     151,130      251,395     140,861     139,837      238,994    1,088,577     1,052,066
    Average rate                      6.05%       6.17%        6.18%       6.25%       6.14%       6.38%         6.22%
Floating rate investments (3)          250          50            -       1,000           -       14,593       15,893        15,535
    Average rate                      8.00%       7.50%           -        4.17%          -        6.59%         6.46%

Other interest-earning assets        6,963           -            -           -           -            -        6,963         6,963
    Average rate                      5.43%          -            -           -           -            -         5.43%
                               -----------------------------------------------------------------------------------------------------


Total                          $ 1,400,317   $ 865,838   $  853,437   $ 604,158   $ 460,190   $1,499,325  $ 5,683,265   $ 5,582,278
    Average rate                      8.26%       7.83%        7.61%       7.76%       7.50%        8.04%        7.93%
                               -----------------------------------------------------------------------------------------------------


Fixed rate deposits (4)        $ 1,293,506   $ 592,869   $  193,809   $  32,268   $  46,874   $   15,886  $ 2,175,213   $ 2,167,547
    Average rate                      5.33%       5.91%        6.01%       5.46%       6.18%        5.60%        5.57%
Floating rate deposits (5)         532,529      79,753       76,226      76,226      76,226      844,156    1,685,116     1,684,917
    Average rate                      3.92%       1.79%        1.72%       1.72%       1.72%        1.50%        2.31%

Fixed rate borrowings (6)           67,133      77,844       90,347      67,850         353        3,110      306,637       367,661
    Average rate                      6.30%       4.57%        5.43%       5.05%       5.46%        5.80%        5.34%
Floating rate borrowings (7)       513,743                                                                    513,743       513,743
    Average rate                      5.87%                                                                      5.87%
                               -----------------------------------------------------------------------------------------------------


Total                          $ 2,406,910   $ 750,467   $  360,382   $ 176,344   $ 123,453   $  863,152  $ 4,680,709   $ 4,733,868
    Average rate                      5.16%       5.33%        4.96%       3.69%       3.42%        1.59%        4.42%
                               -----------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------
          Assumptions:

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

Static gap analysis provides a measurement of repricing risk in the Corporation's balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation's assets and liabilities into predetermined repricing periods. The assets and liabilities in each of these periods are summed and compared for mismatches within that maturity segment. Core deposits having noncontractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans held for sale and for mortgage-backed securities includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation's policy limits the cumulative 6-month gap to plus or minus 15 percent of total earning assets. The Corporation was positioned within this range throughout the first six months of 2000. At June 30, 2000, the cumulative 6-month gap was 0.92.

Simulation of net interest income and of net income is performed for the next twelve-month period. A variety of interest rate scenarios is used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of earnings is used primarily to measure the Corporation's short-term earnings exposure to rate movements. The Corporation's policy limits the potential exposure of net interest income to 10% of the base case net interest income for every 100 basis point "shock" in interest rates. A "shock' is an immediate upward or downward movement of interest rates across the yield curve based upon changes in the prime rate. As of June 30, 2000, the Corporation had a larger exposure to upward rate shocks, with net interest income at risk of loss over the next twelve months of 1.8%, 0.8% and 1.4% where interest rates are shocked upward by 100, 200 and 300 basis points, respectively.

Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer term repricing risks and options in the Corporation's balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point shock in interest rates. As of June 30, 2000, upward shocks of 100, 200 and 300 basis points were estimated to have negative effects upon economic value of 1.8%, 4.3% and 6.9%, respectively.

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

            (4) Financial Data Schedule - June 30, 2000

        (b) Reports on Form 8-K - None

                  FULTON FINANCIAL CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FULTON FINANCIAL CORPORATION



Date:    August 10, 2000
     --------------------------------
                                            /s/  Rufus A. Fulton, Jr.
                                            ------------------------------------
                                                 Rufus A. Fulton, Jr.
                                                 Chairman, President and
                                                 Chief Executive Officer


Date:    August 10, 2000
     -------------------------------
                                            /s/  Charles J. Nugent
                                            ------------------------------------
                                                 Charles J. Nugent
                                                 Executive Vice President and
                                                 Chief Financial Officer

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


27.  Financial data schedule - June 30, 2000.