Form 10-Q
period 2000-09-30
FULTON FINANCIAL CORP
filed 2000-11-14
CIK 700564

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20459
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000, or
                                    ------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ____________


                          Commission File No. 0-10587
                                              ------


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

                                 (717)291-2411
     --------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

     Common Stock, $2.50 Par Value - 71,839,013 shares outstanding as of
      -------------------------------------------------------------------
                               October 31, 2000.
                               ----------------

                 FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
              FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                    INDEX
                                    -----

Description                                                                 Page
-----------                                                                 ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

(a) Consolidated Balance Sheets -
    September 30, 2000 and December 31, 1999.............................      3

(b) Consolidated Statements of Income -
    Three and nine months ended September 30, 2000 and 1999..............      4

(c) Consolidated Statements of Shareholders' Equity -
    Nine months ended September 30, 2000 and 1999........................      5

(d) Consolidated Statements of Cash Flows -
    Nine months ended September 30, 2000 and 1999........................      6

(e) Notes to Consolidated Financial Statements - September 30, 2000......      7


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................      9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......     18


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................     23



SIGNATURES...............................................................     24

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)

                                                                                        September 30         December 31
                                                                                            2000                 1999
                                                                                        ---------------      ------------
ASSETS
--------------------------------------------------------------------------------------------------------------------------
Cash and due from banks ..............................................................    $   237,913         $    245,572
Interest-bearing deposits with other banks ...........................................          3,161                1,798
Mortgage loans held for sale .........................................................          3,667                1,016
Investment securities:
     Held to maturity (Fair value: $95,277 in 2000 and $84,777 in 1999) ..............         96,590               85,474
     Available for sale ..............................................................      1,130,482            1,137,846

Loans ................................................................................      4,816,449            4,432,030
      Less: Allowance for loan losses ................................................        (61,072)             (57,631)
            Unearned income ..........................................................        (12,750)              (9,623)
                                                                                          -----------         ------------
                         Net Loans ...................................................      4,742,627            4,364,776
                                                                                          -----------         ------------

Premises and equipment ...............................................................         93,689               79,217
Accrued interest receivable ..........................................................         37,828               31,496
Other assets .........................................................................        132,816              122,824
                                                                                          -----------         ------------
                         Total Assets ................................................    $ 6,478,773         $  6,070,019
                                                                                          ===========         ============
LIABILITIES
--------------------------------------------------------------------------------------------------------------------------
Deposits:
     Noninterest-bearing .............................................................    $   807,655         $    724,778
     Interest-bearing ................................................................      4,016,839            3,822,035
                                                                                          -----------         ------------
                         Total Deposits ..............................................      4,824,494            4,546,813
                                                                                          -----------         ------------
Short-term borrowings:
     Securities sold under agreements to repurchase...................................        273,309              309,790
     Federal funds purchased..........................................................        179,000              172,250
     Demand notes of U.S. Treasury ...................................................          3,871                5,506
                                                                                          -----------         ------------
                         Total Short-Term Borrowings .................................        456,180              487,546
                                                                                          -----------         ------------

Accrued interest payable .............................................................         42,379               32,313
Other liabilities ....................................................................         60,120               60,803
Long-term debt .......................................................................        448,575              328,250
                                                                                          -----------         ------------
                         Total Liabilities ...........................................      5,831,748            5,455,725
                                                                                          -----------         ------------

SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------
Common stock ($2.50 par)
     Shares:   Authorized 400,000,000
               Issued 72,824,439; Outstanding 71,756,343 (71,924,447 in 1999) ........        182,052              173,392
Capital surplus ......................................................................        444,899              394,234
Retained earnings ....................................................................         52,130               75,482
Accumulated other comprehensive income................................................        (12,298)             (11,846)
Treasury stock, at cost (1,068,096 shares in 2000 and 899,992 shares in 1999).........        (19,758)             (16,968)
                                                                                          -----------         ------------
                         Total Shareholders' Equity ..................................        647,025              614,294
                                                                                          -----------         ------------

                         Total Liabilities and Shareholders' Equity...................    $ 6,478,773         $  6,070,019
                                                                                          ===========         ============
--------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)

                                                                     Three Months Ended                 Nine Months Ended
                                                                        September 30                      September 30
                                                              ---------------------------------     -----------------------------
                                                                   2000               1999             2000               1999
                                                              --------------      -------------     ----------         ----------
INTEREST INCOME
---------------------------------------------------------------------------------------------------------------------------------

Loans, including fees ......................................  $      101,169      $      86,671     $  287,357         $  253,134
Investment securities:
     Taxable ...............................................          14,345             15,452         42,664             47,661
     Tax-exempt ............................................           2,147              2,271          6,504              6,119
     Dividends .............................................           1,133                991          3,347              3,004
Other interest income.......................................             188                 26            489                227
                                                              --------------      -------------     ----------         ----------
                          Total Interest Income ............         118,982            105,411        340,361            310,145

INTEREST EXPENSE
---------------------------------------------------------------------------------------------------------------------------------

Deposits ...................................................          42,706             35,511        119,268            106,851
Short-term borrowings ......................................           7,460              4,302         20,724             10,401
Long-term debt .............................................           4,479              3,894         13,074             11,566
                                                              --------------      -------------     ----------         ----------
                         Total Interest Expense ............          54,645             43,707        153,066            128,818
                                                              --------------      -------------     ----------         ----------

                         Net Interest Income ...............          64,337             61,704        187,295            181,327
PROVISION FOR LOAN LOSSES ..................................           2,345              1,997          6,395              6,049
                                                              --------------      -------------     ----------         ----------

                         Net Interest Income After
                            Provision for Loan Losses ......          61,992             59,707        180,900            175,278
                                                              --------------      -------------     ----------         ----------

OTHER INCOME
---------------------------------------------------------------------------------------------------------------------------------
Investment management and trust services....................           4,769              4,635         14,747             12,066
Service charges on deposit accounts ........................           6,226              5,494         17,700             15,441
Other service charges and fees .............................           3,699              2,760         10,019              8,509
Mortgage banking income.....................................             842                935          2,213              3,436
Investment securities gains ................................           1,354              1,587          5,895              6,313
                                                              --------------      -------------     ----------         ----------
                         Total Other Income ................          16,890             15,411         50,574             45,765

OTHER EXPENSES
---------------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits .............................          24,016             22,520         69,362             65,987
Net occupancy expense ......................................           3,441              3,361         10,443              9,803
Equipment expense ..........................................           2,494              2,345          7,218              7,023
Special services ...........................................           2,739              2,693          8,066              8,347
Other ......................................................           9,010              9,487         26,320             27,782
                                                              --------------      -------------     ----------         ----------
                         Total Other Expenses ..............          41,700             40,406        121,409            118,942
                                                              --------------      -------------     ----------         ----------

                         Income Before Income Taxes ........          37,182             34,712        110,065            102,101
INCOME TAXES................................................          11,061             10,303         32,723             30,122
                                                              --------------      -------------     ----------         ----------

                         Net Income ........................  $       26,121      $      24,409     $   77,342         $   71,979
                                                              ==============      =============     ==========         ==========
---------------------------------------------------------------------------------------------------------------------------------
PER-SHARE DATA:
Net income (basic)..........................................  $         0.37      $        0.34     $     1.09         $     0.99
Net income (diluted)........................................            0.37               0.34           1.08               0.99
Cash dividends .............................................           0.160              0.143          0.463              0.416
---------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                                               Accumulated
                                                                                                  Other
                                                                                                Comprehen-
                                                                Common    Capital   Retained    Sive Income   Treasury
(Dollars in thousands, except per-share data)                    Stock    Surplus   Earnings      (Loss)        Stock       Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999.................................  $173,392  $394,234   $ 75,482     $(11,846)    $ (16,968)  $ 614,294
Comprehensive income:
  Net income.................................................                                      77,342                    77,342
  Other - net unrealized loss on securities (net of $243,000
         tax benefit).........................                                                       (452)                     (452)
                                                                                                                          ---------
     Total comprehensive income..............................                                                                76,890
                                                                                                                          ---------

Stock dividends issued - 5% (3.5 million shares).............     8,660    59,065    (67,796)                                   (71)
Stock issued for acquisition of Skylands Financial
     Corporation (2.1 million shares)........................              (7,421)                               39,282      31,861
Stock issued (161,000 shares of treasury stock)..............                (979)                                3,090       2,111
Acquisition of treasury stock (2.4 million shares)...........                                                   (45,162)    (45,162)
Cash dividends - $0.463 per share............................                        (32,898)                               (32,898)
                                                               --------------------------------------------------------------------

Balance at September 30, 2000................................  $182,052  $444,899   $ 52,130     $(12,298)    $ (19,758)  $ 647,025
                                                               ====================================================================

Balance at December 31, 1998.................................  $157,638  $293,897   $136,668     $ 23,619    $   (3,488)  $ 608,334
Comprehensive income:
     Net income..............................................                         71,979                                 71,979
     Other -  net unrealized loss on securities (net of
                         $14.0 million tax benefit)..........                                     (26,036)                  (26,036)
                                                                                                                          ---------
          Total comprehensive income.........................                                                                45,943
                                                                                                                          ---------

Stock dividends issued - 10% (6.6 million shares)............    15,754   102,099    (117,917  )                                (64)
Stock issued (149,000 shares of treasury stock) .............              (1,286)                                3,104       1,818
Acquisition of treasury stock (589,000 shares)...............                                                   (11,535)    (11,535)
Cash dividends - $0.416 per share............................                         (30,197  )                            (30,197)
                                                               --------------------------------------------------------------------

Balance at September 30, 1999................................  $173,392  $394,710   $ 60,533     $ (2,417)    $ (11,919)  $ 614,299
                                                               ====================================================================

-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(In thousands)

                                                                                                     Nine Months Ended
                                                                                                       September 30
                                                                                              -------------------------------
                                                                                                   2000              1999
                                                                                              -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income........................................................................      $      77,342     $      71,979

      Adjustments to reconcile net income to net cash provided by operating activities:
           Provision for loan losses ...................................................              6,395             6,049
           Depreciation and amortization of premises and equipment .....................              7,589             7,364
           Net amortization of investment security premiums ............................                323             1,026
           Investment security gains ...................................................             (5,895)           (6,313)
           Net (increase) decrease in mortgage loans held for sale......................             (2,651)            6,185
           Amortization of intangible assets ...........................................              1,047               974
           (Increase) decrease in accrued interest receivable ..........................             (5,086)            2,938
           Decrease in other assets ....................................................              6,760             4,321
           Increase (decrease) in accrued interest payable .............................              9,674              (567)
           (Decrease) increase in other liabilities.....................................             (3,953)            3,074
                                                                                              -------------     -------------
                Total  adjustments......................................................             14,203            25,051
                                                                                              -------------     -------------
                Net cash provided by operating activities ..............................             91,545            97,030
                                                                                              -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of securities available for sale .............................             24,089            14,434
      Proceeds from maturities of securities held to maturity ..........................             30,514            78,331
      Proceeds from maturities of securities available for sale ........................            127,924           250,978
      Purchase of securities held to maturity ..........................................             (1,683)             (917)
      Purchase of securities available for sale ........................................           (123,606)         (291,236)
      (Increase) decrease in short-term investments ....................................             (1,069)            1,741
      Net increase in loans ............................................................           (217,123)         (257,107)
      Cash acquired from Skylands Financial Corporation.................................             11,632                 -
      Purchase of premises and equipment................................................            (18,284)           (9,249)
                                                                                              -------------     -------------
                Net cash provided by (used in) investing activities ....................           (167,606)         (213,025)
                                                                                              -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase (decrease) in demand and savings deposits ...........................              3,513           (59,194)
      Net increase (decrease) in time deposits .........................................             58,230           (27,415)
      Increase in long-term debt........................................................            120,325             1,757
      (Decrease) increase in short-term borrowings .....................................            (38,766)          218,669
      Dividends paid ...................................................................            (31,778)          (29,230)
      Net proceeds from issuance of common stock .......................................              2,040             1,754
      Acquisition of treasury stock ....................................................            (45,162)          (11,535)
                                                                                              -------------     -------------
                Net cash provided by financing activities...............................             68,402            94,806
                                                                                              -------------     -------------

      Net Decrease in Cash and Due From Banks ..........................................             (7,659)          (21,189)
      Cash and Due From Banks at Beginning of Period ...................................            245,572           247,558
                                                                                              -------------     -------------
      Cash and Due From Banks at End of Period .........................................      $     237,913     $     226,369
                                                                                              =============     =============
      Supplemental Disclosures of Cash Flow Information Cash paid during the period for:
           Interest ....................................................................      $     143,392     $     129,385
           Income taxes ................................................................             28,738            22,113
      Stock issued for acquisition of Skylands Financial Corporation ...................             31,861                 -
-----------------------------------------------------------------------------------------------------------------------------

      See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE B - 5% Stock Dividend
The Corporation issued a 5% stock dividend on May 31, 2000. All share and per-share information has been restated to reflect the effect of this stock dividend.

NOTE C - Net Income Per Share
The Corporation's basic net income per share is calculated as net income divided by the weighted average number of shares outstanding. Diluted net income per share is calculated as net income divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation's common stock equivalents consist solely of outstanding stock options.

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows (in thousands):

                                                              Three months ended           Nine months ended
                                                                 September 30                 September 30
                                                           ---------------------------------------------------
                                                              2000           1999          2000          1999
                                                              ----           ----          ----          ----
Weighted average shares outstanding (basic).............     71,030         72,393        71,031        72,540
Impact of common stock equivalents......................        470            431           377           439
                                                           --------       --------      --------      --------
Weighted average shares outstanding (diluted)...........     71,500         72,824        71,408        72,979
                                                           ========       ========      ========      ========

NOTE D - Comprehensive Income
The following table summarizes the reclassification adjustment for realized security gains (net of taxes) for each of the indicated periods (in thousands):

                                                                                      2000              1999
                                                                                      ----              ----
Unrealized holding losses arising during period...............................      $   3,380        $  (21,933)
Less: reclassification adjustment for gains included in net income............          3,832             4,103
                                                                                    ---------        ----------
Net unrealized losses on securities...........................................      $    (452)       $  (26,036)
                                                                                    =========        ==========

NOTE E - New Accounting Standards

Accounting for Derivative Instruments and Hedging Activities: In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). This statement expanded the previous definition of derivatives to include certain additional transactions. Entities are required to record derivatives at their fair values and recognize any changes in fair value in current period earnings, unless specific hedge criteria are met. Statement 133, as amended by Statement 137, is effective for years beginning after June 15, 2000. The Corporation does not expect the adoption of Statement 133 to have a material effect on its balance sheet, comprehensive income or net income.

NOTE F - Acquisitions
Skylands Financial Corporation - On August 1, 2000, the Corporation completed its acquisition of Skylands Financial Corporation (SFC) of Hackettstown, New Jersey. SFC, with approximately $240 million in total assets on the acquisition date, was a bank holding company whose sole banking subsidiary, Skylands Community Bank (Skylands), operates eight community banking offices in Morris, Warren and Sussex counties.

Under the terms of the merger agreement, each of the 2.5 million outstanding shares of SFC's common stock was exchanged for 0.819 shares of the Corporation's common stock. In addition, the 308,000 options to acquire shares of SFC stock were also exchanged for options to purchase the Corporation's common stock. As a result of the acquisition, SFC was merged with and into Fulton Financial Corporation (parent company) and Skylands became the Corporation's third banking subsidiary located in New Jersey.

The acquisition was accounted for as a purchase. Goodwill of approximately $17.5 million was recorded as the purchase price paid in excess of the net assets acquired. The goodwill will be amortized to expense on a straight line basis over 15 years. The accounts and results of operations of Skylands are included in the financial statements of the Corporation prospectively from the August 1, 2000 acquisition date.

Dearden, Maguire, Weaver and Barrett, Inc. - On October 30, 2000, the Corporation announced its intention to acquire asset management company Dearden, Maguire, Weaver and Barrett, Inc. (Dearden Maguire). This acquisition, which will be a cash purchase, is expected to close in the first quarter of 2001.

Dearden Maguire provides investment advice to, and manages the assets of, clients in the mid-Atlantic region. The firm currently has $1.25 billion in assets under management. Dearden Maguire will retain its name and will operate in conjunction with Fulton Financial Advisors, N.A., the Corporation's investment management and trust services subsidiary.

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

In addition to the factors identified herein, the following could cause actual results to differ materially from such forward-looking statements: pricing pressures on loans and deposits, actions of bank and nonbank competitors, changes in local and national economic conditions, changes in regulatory requirements and oversight of the Corporation, actions of the Federal Reserve Board (FRB) and customers' acceptance of the Corporation's products and services.

The Corporation's forward-looking statements are relevant only as of the date on which such statements are made. By making any forward-looking statements, the Corporation assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

RESULTS OF OPERATIONS
---------------------

Quarter ended September 30, 2000 versus Quarter ended September 30, 1999
------------------------------------------------------------------------
Fulton Financial Corporation's net income for the third quarter of 2000 increased $1.7 million, or 7.0%, in comparison to net income for the third quarter of 1999. Diluted net income per share increased $0.03, or 8.8%, compared to 1999. Third quarter net income of $26.1 million, or $0.37 per share (basic and diluted), represented a return on average assets (ROA) of 1.64% and a return on average equity (ROE) of 16.61%. This compares to 1999 net income of $24.4 million, or $0.34 (basic and diluted -- 1.64% ROA and 15.81% ROE).

The increase in net income in 2000 resulted mainly from strong loan growth, continued high asset quality, control of non-interest expenses and fee income growth.

Net Interest Income
-------------------
Net interest income increased $2.6 million, or 4.3%, for the quarter. Excluding a one-time recovery of $1.0 million in interest income on a non-accrual loan, net interest income increased $1.6 million, or 2.6%. This modest increase reflected the changes in the interest rate environment as short-term rates continued to rise over the past year. Rising rates affected the cost of the Corporation's short-term borrowings and put upward pricing pressure on its deposits. Due to the shorter term nature of these funding sources relative to the Corporation's loan portfolio, the result was slower net interest income growth and a downward trend for net interest margin, despite strong balance sheet growth.

The following table provides a comparative average balance sheet and net interest income analysis for the third quarter of 2000 as compared to the same period in 1999. All dollar amounts are in thousands.

                                             Quarter Ended September 30, 2000           Quarter Ended September 30, 1999
                                          ---------------------------------------   ----------------------------------------
                                            Average                       Yield/       Average                       Yield/
ASSETS                                      Balance        Interest      Rate (1)      Balance        Interest      Rate (1)
---------------------------------------   ------------    ------------   --------    ------------    ------------   --------
Interest-earning assets:
  Loans and leases.....................   $  4,717,994    $    101,169      8.59%    $  4,216,432     $    86,671      8.21%
  Taxable investment securities........        935,634          14,345      6.13        1,040,438          15,452      5.94
  Tax-exempt investment securities.....        201,093           2,147      6.21          207,875           2,271      6.40
  Equity securities....................         86,169           1,133      5.24           83,769             991      4.71
  Short-term investments...............          8,769             188      8.53            2,365              26      3.71
                                          ------------    ------------   --------    ------------    ------------   --------
Total interest-earning assets..........      5,949,659         118,982      8.09        5,550,879         105,411      7.68
Noninterest-earning assets:
  Cash and due from banks..............        234,324                                    202,923
  Premises and equipment...............         90,530                                     77,642
  Other assets.........................        131,567                                    148,485
  Less: Allowance for loan losses......        (60,839)                                   (59,303)
                                          ------------                               ------------
          Total Assets.................   $  6,345,241                               $  5,920,626
                                          ============                               ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Demand deposits......................   $    604,523    $      2,441      1.61%    $    580,276     $     1,909      1.30%
  Savings deposits.....................      1,052,182           6,905      2.61        1,038,961           5,774      2.20
  Time deposits........................      2,325,011          33,360      5.71        2,197,762          27,828      5.02
  Short-term borrowings................        493,224           7,460      6.00          365,815           4,302      4.67
  Long-term debt.......................        345,191           4,479      5.16          298,467           3,894      5.18
                                          ------------    ------------   --------    ------------    ------------   --------
Total interest-bearing liabilities.....      4,820,131          54,645      4.51        4,481,281          43,707      3.87
Noninterest-bearing liabilities:
  Demand deposits......................        809,515                                    734,341
  Other................................         89,796                                     92,548
                                          ------------                               ------------
          Total Liabilities............      5,719,442                                  5,308,170
Shareholders' equity...................        625,799                                    612,456
                                          ------------                               ------------
          Total Liabilities and
            Shareholders' Equity.......   $  6,345,241                               $  5,920,626
                                          ============                               ============
Net interest income....................                   $     64,337                                $    61,704
                                                          ============                                ===========
Net interest margin (FTE)..............                                     4.44%                                      4.55%
                                                                         ========                                   ========

(1)  Yields are fully taxable equivalent (FTE)

     The increases in average balances from 1999 to 2000 were impacted by the purchase accounting acquisition of Skylands on August 1, 2000. Approximately $112.6 million of the increase in average loans and $150.6 million of the increase in average total interest-earning assets resulted from the inclusion of Skylands in the above numbers from August 1, 2000 through the end of the quarter. Similarly, approximately $146.9 million of the increase in average deposits is attributable to the Skylands acquisition.

     Although the balance increases were affected, the yields and costs for each period were not significantly impacted, as the total assets of Skylands account for less than 5% of the total assets of the Corporation. The discussion that follows does not isolate the impact of Skylands in any further detail as the effect on the overall discussion is negligible.

     Total interest income increased $13.6 million, or 12.9%. Of this increase, approximately $7.5 million resulted from the $398.8 million, or 7.2%, increase in average interest-earning assets, with the remaining $6.1 million increase resulting from the 41 basis point increase in average yields.

     Average total loans grew by $501.6 million, or 11.9%, to $4.7 billion in the third quarter of 2000. This growth occurred mainly in commercial loans and mortgages ($371.1 million, or 17.7% increase), residential mortgages ($65.4 million, or 8.1% increase) and home equity loans ($69.2 million, or 20.5% increase). In terms of rates, the majority of the commercial loan increase ($250.6 million) was realized in fixed rate loans. As borrowers locked in fixed rates over the past year, the average yield on loans increased only 38 basis points, as compared to a 139 basis point increase in the average prime lending rate over the same period.

Average investment securities decreased $109.2 million, or 8.2%, as funds from maturing investments were used to support loan growth.

Total interest expense increased $10.9 million, or 25.0%, from $43.7 million in 1999 to $54.6 million in 2000. This increase was primarily a result of higher interest rates, which contributed $7.6 million to the increase, with the remaining $3.3 million attributable to an increase in average balances.

Total interest-bearing deposits increased $164.7 million, or 4.3%, to $4.0 billion in 2000. Time deposits grew the fastest ($127.2 million, or 5.8 % increase), mainly in maturities of between one and two years. With deposit growth lagging the increase in loans, the Corporation continued to increase its borrowings as an alternative funding source. Average short-term borrowings, consisting mainly of overnight federal funds purchased, increased $127.4 million, or 34.8%, to $493.2 million. Long-term debt increased $46.7 million, or 15.7%.

The use of more costly short-term borrowings and time deposits as the primary funding source for loan growth, as well as the increase in rates in general, caused the Corporation's cost of funds to increase 64 basis points from 1999 to 2000. As the increase in the cost of funds outpaced the increase in the yield on earning assets (64 bp vs. 41 bp), the Corporation's net interest margin realized a decline (4.44% in the third quarter of 2000 as compared to 4.55% in the prior year). The Corporation was able to moderate the decline by increasing its non-interest bearing deposits by $75.2 million, or 10.2%.

Provision and Allowance for Loan Losses
---------------------------------------
The following table summarizes loans outstanding (including unearned income) as of the dates shown:

                                                     September 30   December 31
                                                         2000          1999
                                                     -----------    -----------
                                                           (in thousands)

       Commercial, financial and agricultural......  $ 1,159,742    $ 1,051,958
       Real estate - construction..................      217,657        164,583
       Real estate - mortgage......................    2,615,513      2,371,764
       Consumer ...................................      737,295        774,098
       Leasing and other...........................       86,242         69,627
                                                     -----------    -----------
          Totals...................................  $ 4,816,449    $ 4,432,030
                                                     ===========    ===========

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

The following table summarizes the activity in the Corporation's allowance for loan losses:

                                                                                Three Months Ended
                                                                                   September 30
                                                                        ---------------------------------
                                                                           2000                  1999
                                                                        ------------         ------------
                                                                             (dollars in thousands)
     Loans outstanding at end of period (net of unearned)..........     $  4,803,699         $  4,282,314
                                                                        ============         ============
     Daily average balance of loans and leases.....................     $  4,717,994         $  4,216,432
                                                                        ============         ============
     Balance of allowance for loan losses
          at beginning of period...................................     $     58,280         $     58,942

     Loans charged-off:
         Commercial, financial and agricultural....................            1,296                1,038
         Real estate - mortgage....................................              401                  436
         Consumer..................................................            1,430                1,497
         Leasing and other.........................................               39                  471
                                                                        ------------         ------------
         Total loans charged-off...................................            3,166                3,442
                                                                        ------------         ------------
     Recoveries of loans previously charged-off:
         Commercial, financial and agricultural....................              268                   74
         Real estate - mortgage....................................              310                   84
         Consumer..................................................              401                  572
         Leasing and other.........................................                1                   53
                                                                        ------------         ------------
         Total recoveries..........................................              980                  783
                                                                        ------------         ------------
     Net loans charged-off.........................................            2,186                2,659

     Allowance acquired (Skylands).................................            2,633                    -

     Provision for loan losses.....................................            2,345                1,997
                                                                        ------------         ------------
     Balance at end of period......................................     $     61,072         $     58,280
                                                                        ============         ============
     Net charge-offs to average loans (annualized).................             0.19%                0.25%
                                                                        ============         ============
     Allowance for loan losses to loans outstanding................             1.27%                1.36%
                                                                        ============         ============

The following table summarizes the Corporation's non-performing assets as of the indicated dates.

                                                               Sept. 30         Dec.  31        Sept. 30
     (Dollars in thousands)                                      2000             1999            1999
                                                             -------------    ------------    --------------
     Nonaccrual loans................................        $      17,779    $     18,653    $      17,022
     Loans 90 days past due and accruing.............                7,226           8,516            7,349
     Other real estate owned (OREO)..................                  692             917            1,315
                                                             -------------    ------------    --------------
     Total non-performing assets.....................        $      25,697    $     28,086    $      25,686
                                                             =============    ============    ==============

     Non-performing loans/Total loans................                 0.52%           0.61%            0.57%
     Non-performing assets/Total assets..............                 0.40%           0.46%            0.43%
     Non-performing assets/Gross loans and OREO......                 0.53%           0.63%            0.60%

Additions to the allowance for loan losses are charged to income through the provision for loan losses when, in the opinion of management and based on continuing analyses of the loan portfolio, it is believed that the allowance is not adequate to absorb the losses inherent in the portfolio. Management considers various factors in assessing the adequacy of the allowance for loan losses and determining the provision for the period. Among these are charge-off history and trends, risk classification of significant credits, adequacy of collateral, the mix and risk characteristics of loan types in the portfolio, and the balance of the allowance relative to total and nonperforming loans. Additional consideration is given to local and national economic conditions. The Corporation's policy is individually applied to each of its affiliate banks. Resulting provisions and allowances are aggregated for consolidated financial reporting.

For the third quarter of 2000, net charge-offs totaled $2.2 million, or 0.19%, of average loans on an annualized basis. This net charge-off rate was an improvement from $2.7 million, or 0.25%, in the third quarter of 1999. Non-performing loans, including loans 90 days past due and still accruing, to total loans were 0.52% at September 30, 2000, also an improvement over 0.61% at December 31, 1999 and 0.57% at September 30, 1999.

Despite the improvement in the asset quality measurements noted in the previous paragraph, the provision for loan losses increased $348,000, or 17.4%, to $2.3 million in 2000. This increase was attributable to the 12.2% growth in the Corporation's loan portfolio since September 30, 1999.

The Corporation's periodic loan portfolio review and allowance calculation resulted in an unallocated allowance for loan losses of 23% at September 30, 2000 and 32% at December 31, 1999. Management believes that the allowance balance of $61.1 million is sufficient to cover losses incurred in the loan portfolio and is appropriate based on applicable accounting standards.

Other Income
------------
Other income for the quarter ended September 30, 2000 was $16.9 million. This was an increase of $1.5 million, or 9.6%, over the comparable period in 1999. Excluding investment security gains, which decreased from $1.6 million in 1999 to $1.4 million in 2000, other income increased $1.7 million, or 12.4%. The acquisition of Skylands contributed approximately $200,000 to this increase, mainly in service charges on deposits.

Other service charges and fees increased the most dramatically, $939,000, or 34.0%, over the third quarter of 1999. This growth was led by merchant fees ($235,000, or 42.9% increase), debit card income ($121,000, or 18.4% increase) and commercial letter of credit fees ($122,000, or 58.2% increase) as the Corporation continued to focus on other income opportunities.

Service charges on deposit accounts also realized strong growth, increasing $732,000, or 13.3%, to $6.2 million in 2000. The strongest category of service charge growth was in cash management fees from commercial customers, which increased $291,000, or 29.5%. The Corporation has continued to stress cash management as an attractive fee source.

Investment management and trust services income increased a modest $134,000, or 2.9%, over 1999. Despite this modest growth, the formation of the Corporation's investment management and trust services subsidiary, Fulton Financial Advisors, N.A. (FFA) in May, 2000 is expected to contribute to more significant revenue growth in the future.

Mortgage banking income, which consists of gains on mortgage loan sales and servicing income, decreased $93,000, or 9.9%. This decline was almost entirely due to a decline in mortgage loan sale volume, as interest rates have risen and refinance activity has, therefore, decreased.

Other Expenses
--------------
Total other expenses for the third quarter of 2000 of $41.7 million increased $1.3 million, or 3.2%, in comparison to the third quarter of 1999. This increase resulted almost entirely from the acquisition of Skylands, which contributed $1.2 million to total other expenses for the quarter. The Corporation's efficiency ratio, which is the ratio of noninterest expense to fully taxable equivalent revenues (excluding security gains), improved to 51.1% in 2000 from 52.3% in 1999.

Salaries and employee benefits increased $1.5 million, or 6.6%, in comparison to the third quarter of 1999. Excluding the impact of two months of expense from Skylands, totaling $517,000, salaries and benefits expense increased $979,000, or 4.3%. This increase is in line with the Corporation's expectations for average merit increases and also reflects a small increase in the number of employees.

Other expenses, excluding salaries and benefits expenses, decreased $202,000, or 1.1%. Excluding the $635,000 increase attributable to Skylands, the decrease was even more pronounced at $837,000, or 4.7%. This decrease resulted from several factors, including a reduction in data processing expense due to the renewal of the Corporation's contract with its third party provider and the continued emphasis on cost controls throughout the organization.

Income Taxes
------------
Income tax expense for the third quarter of 2000 was $11.1 million, a $758,000, or 7.4%, increase from $10.3 million in 1999. The Corporation's effective tax rate remained consistent at 29.7% in both 2000 and 1999. The effective rate is lower than the federal statutory rate of 35% due mainly to investments in tax-free municipal securities and federal tax credits from investments in low and moderate income housing partnerships.

Nine Months ended September 30, 2000 versus Nine Months ended September 30, 1999
--------------------------------------------------------------------------------
Fulton Financial Corporation's net income for the first nine months of 2000 increased $5.4 million, or 7.5%, in comparison to net income for the same period in 1999. Diluted net income per share increased $0.09, or 9.1%, compared to 1999. Net income for the first nine months of 2000 of $77.3 million, or $1.09 per share (basic) and $1.08 per share (diluted), represented an ROA of 1.67% and an ROE of 16.88%. This compares to 1999 net income of $72.0 million, or $0.99 per share (basic and diluted -- 1.65% ROA and 15.63% ROE).

The increase in net income in 2000 resulted from continued growth of the Corporation's core banking business, as shown by increases in both net interest income and non-interest income. These increases were offset by decreases in investment securities gains and a small increase in other expenses.

Net Interest Income
-------------------
Net interest income increased $6.0 million, or 3.3%, for the first nine months of 2000. Overall, this increase was a result of growth in the Corporation's balance sheet, offset by a rising cost of funds. The following table provides a comparative average balance sheet and net interest income analysis for the first nine months of 2000 as compared to the same period in 1999. All dollar amounts are in thousands.

                                                     Nine Months Ended                          Nine Months Ended
                                                    September 30, 2000                         September 30, 1999
                                         ----------------------------------------   ----------------------------------------
                                            Average                       Yield/       Average                       Yield/
ASSETS                                      Balance        Interest      Rate (1)      Balance        Interest      Rate (1)
---------------------------------------  -------------   -------------   --------   -------------   -------------   --------
Interest-earning assets:
  Loans and leases.....................  $   4,579,734   $     287,357      8.43%   $   4,121,791   $     253,134      8.25%
  Taxable investment securities........        937,210          42,664      6.07        1,063,696          47,661      5.98
  Tax-exempt investment securities.....        202,212           6,504      6.25          184,071           6,119      6.49
  Equity securities....................         85,672           3,347      5.21           81,488           3,004      4.92
  Short-term investments...............          8,590             489      7.60            6,500             227      4.66
                                         -------------   -------------   -------    -------------   -------------   -------
Total interest-earning assets..........      5,813,418         340,361      7.94        5,457,546         310,145      7.71

Noninterest-earning assets:
  Cash and due from banks..............        229,162                                    208,184
  Premises and equipment...............         84,867                                     76,944
  Other assets.........................        122,873                                    158,563
  Less: Allowance for loan losses......        (59,382)                                   (58,979)
                                         -------------                              -------------
          Total Assets.................  $   6,190,938                              $   5,842,258
                                         -------------                              -------------

LIABILITIES AND  SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Demand deposits......................  $     593,664   $       6,870      1.50%   $     574,152   $       5,610      1.31%
  Savings deposits.....................      1,036,242          19,378      2.49        1,031,642          16,965      2.19
  Time deposits........................      2,260,365          93,020      5.50        2,198,009          84,276      5.13
  Short-term borrowings................        486,673          20,724      5.67          312,489          10,401      4.45
  Long-term debt.......................        335,717          13,074      5.20          298,545          11,566      5.18
                                         -------------   -------------   -------    -------------   -------------   -------
Total interest-bearing liabilities.....      4,712,661         153,066      4.34        4,414,837         128,818      3.90
Noninterest-bearing liabilities:
  Demand deposits......................        773,123                                    718,506
  Other................................         92,986                                     93,126
                                         -------------                              -------------
          Total Liabilities............      5,578,770                                  5,226,469
Shareholders' equity...................        612,168                                    615,789
                                         -------------                              -------------
          Total Liabilities and
            Shareholders' Equity.......  $   6,190,938                              $   5,842,258
                                         =============                              =============
Net interest income....................                  $     187,295                              $     181,327
                                                         =============                              =============
Net interest margin (FTE)..............                                     4.42%                                      4.56%
                                                                         =======                                    =======

(1)  Yields are fully taxable equivalent (FTE)

     The acquisition of Skylands did not have as significant an impact on average balances for the first nine months of 2000 as it did for the third quarter. Average loans and average total interest earning assets increased approximately $37 million and $50 million, respectively, as a result of the acquisition. Average deposits increased approximately $49 million.

     Total interest income for the first nine months of 2000 increased $30.2 million, or 9.7%. Of this increase, approximately $20.6 million resulted from the $355.9 million, or 6.5%, increase in average interest-earning assets, with the remaining $9.6 million increase resulting from the 23 basis point increase in average yields.

     Average total loans grew by $457.9 million, or 11.1%, to $4.6 billion for the first nine months of 2000. This growth occurred mainly in commercial loans and mortgages ($334.5 million, or 16.4% increase). In addition, the Corporation experienced moderate growth in residential mortgages and home equity loans. As with the quarter, the majority of the loan growth was realized in fixed rate loans, which limited the benefit that the Corporation received from the increase in interest rates in general from 1999 to 2000. While the average prime lending rate increased 128 basis points from 7.88% in 1999 to 9.16% in 2000, the average yield on loans increased only 18 basis points to 8.43%.

Loan growth was supported in part through funds provided by maturities and payoffs of investment securities. Average investments decreased $104.2 million, or 7.8%, during the first nine months of 2000. In general, investments have lower yields than loans, and the change in the mix of interest-earning assets from investments to loans had a positive impact on overall yields, which increased 23 basis points to 7.94%.

Total interest expense increased $24.2 million, or 18.8%, from $128.8 million in 1999 to $153.1 million in 2000. This increase was primarily a result of higher interest rates, which contributed $14.6 million to the increase, with the remaining $9.6 million attributable to an increase in average balances.

Average total interest-bearing deposits increased $86.5 million, or 2.3%, to $3.9 billion for the first nine months of 2000. Time deposits provided the majority of this growth, increasing $62.4 million, or 2.8%, mainly in maturities of between one and two years. As deposit growth lagged loan growth, the shortfall in funding was made up with borrowings. Average short-term borrowings, consisting mainly of overnight federal funds purchased, increased $174.2 million, or 55.7%, to $486.7 million. Long-term debt increased $37.2 million, or 12.5%.

The use of more costly short-term borrowings and time deposits as the primary funding source for loan growth, as well as the increase in rates in general, caused the Corporation's cost of funds to increase 44 basis points from 1999 to 2000. As a result of the cost of funds increasing more dramatically than the yield on earning assets (44 bp vs. 23 bp), the Corporation also registered a decline in its net interest margin for the year to date period (4.42% for the first nine months of 2000 as compared to 4.56% in the prior year).

Provision for Loan Losses
-------------------------
The following table summarizes the activity in the Corporation's allowance for loan losses:

                                                                               Nine Months Ended
                                                                         --------------------------------
                                                                                  September 30
                                                                            2000                 1999
                                                                         -----------          -----------
                                                                              (dollars in thousands)
      Loans outstanding at end of period (net of unearned).........      $ 4,803,699          $ 4,282,314
                                                                         ===========          ===========
      Daily average balance of loans and leases....................      $ 4,579,734          $ 4,121,791
                                                                         ===========          ===========
      Balance of allowance for loan losses
           at beginning of period..................................      $    57,631          $    57,415

      Loans charged-off:
          Commercial, financial and agricultural...................            3,380                1,810
          Real estate - mortgage...................................            1,032                1,029
          Consumer.................................................            4,778                5,358
          Leasing and other........................................              219                  539
                                                                         -----------          -----------
          Total loans charged-off..................................            9,409                8,736
                                                                         -----------          -----------

      Recoveries of loans previously charged-off:
          Commercial, financial and agricultural...................            1,333                1,425
          Real estate - mortgage...................................              650                  555
          Consumer.................................................            1,824                1,519
          Leasing and other........................................               15                   53
                                                                         -----------          -----------
          Total recoveries.........................................            3,822                3,552
                                                                         -----------          -----------
      Net loans charged-off........................................            5,587                5,184

      Allowance acquired (Skylands)................................            2,633                    -

      Provision for loan losses....................................            6,395                6,049
                                                                         -----------          -----------
      Balance at end of period.....................................      $    61,072          $    58,280
                                                                         ===========          ===========
      Net charge-offs to average loans (annualized)................             0.16%                0.17%
                                                                         ===========          ===========
      Allowance for loan losses to loans outstanding...............             1.27%                1.36%
                                                                         ===========          ===========

Refer to the "Provision for Loan Losses" section of Management's Discussion of the third quarter results of operations for a summary of the Corporation's process for establishing the provision and allowance for loan losses. For the first nine months of 2000, net charge-offs totaled $5.6 million, or 0.16%, of average loans on an annualized basis. This compares to $5.2 million, or 0.17%, for the first nine months of 1999 and 0.19% for all of 1999. Non-performing loans, including loans 90 days past due and still accruing, to total loans were 0.52% at September 30, 2000 as compared to 0.57% at September 30, 1999 and 0.61% at December 31, 1999.

The provision for loan losses of $6.4 million for the first nine months of 2000 was $346,000, or 5.7%, higher than 1999. This increase resulted from loan growth offset by the impact of the continuing improvement of the quality of the Corporation's loan portfolio. The Corporation's periodic loan portfolio review and allowance calculation resulted in an unallocated allowance for loan losses of 23% at September 30, 2000 and 32% at December 31, 1999. Management believes that the allowance balance of $61.1 million is sufficient to cover losses incurred in the loan portfolio and appropriate based on applicable accounting standards.

Other Income
------------
Other income for the nine months ended September 30, 2000 was $50.6 million. This was an increase of $4.8 million, or 10.5%, over the comparable period in 1999. Excluding investment security gains, which decreased from $6.3 million in 1999 to $5.9 million in 2000, other income increased $5.2 million, or 13.2%. The most significant increase, $2.7 million, or 22.2%, was realized in investment management and trust services income as a result of the formation of FFA and the continued roll out of brokerage services to all of the Corporation's affiliate banks.

Service charges on deposit accounts increased $2.3 million, or 14.6%, as a result of cash management income ($973,000, or 36.8% increase) and overdraft fees ($633,000, or 11.4% increase). Other service charges and fees increased $1.5 million, or 17.7%, as a result of higher debit card revenue ($429,000, or 23.8% increase) and merchant fees ($634,000, or 41.4% increase). Mortgage banking income decreased $1.2 million, or 35.6% as a result of higher interest rates reducing refinance volume.

Other Expenses
--------------
Total other expenses for the first nine months of 2000 of $121.4 million showed a moderate increase of $2.5 million, or 2.1%, over 1999. Excluding the expenses of Skylands in 2000, total other expenses increased $1.3 million, or 1.1%. The Corporation's efficiency ratio continued to improve during the first nine months of 2000, declining to 51.2% as compared to 52.7% in 1999.

Salaries and employee benefits increased to $69.4 million, a $3.4 million, or 5.1%, increase in comparison to the first nine months of 1999. In general, this was attributable to normal merit increases as well as growth in the employee base from an average of 2,352 full-time equivalent employees in 1999 to 2,407 in 2000.

Excluding salaries and benefits expense, other expenses decreased $908,000, or 1.7%. This decrease resulted from the Corporation's efforts to control expenses, as well as the benefits noted in the quarter discussion.

Income Taxes
------------
Income tax expense for the first nine months of 2000 was $32.7 million as compared to $30.1 million for the comparable period in 1999, a $2.6 million, or 8.6%, increase. The effective tax rate was fairly consistent at 29.7% in 2000 and 29.5% in 1999.

FINANCIAL CONDITION
-------------------

At September 30, 2000, the Corporation had total assets of $6.5 billion, reflecting an increase of $408.8 million, or 6.7%, from December 31, 1999. Of this increase, approximately $258 million was attributable to the acquisition of Skylands and the recording of the resulting goodwill on the transaction.

The increase in assets was realized almost entirely in loans, which grew $381.3 million, or 8.6%, to $4.8 billion at September 30, 2000 as compared to $4.4 billion at December 31, 1999. As discussed in the "Net Interest Income" section, most of this growth was in commercial loans and mortgages.

Investment securities were essentially flat, increasing $3.8 million, or 0.3%, from December 31, 1999. This was due to available funds being used to support the strong loan growth rather than investing in lower yielding securities.

Premises and equipment increased $14.5 million, or 18.3%, as construction continued on the new building at the Corporation's headquarters in Lancaster, PA. Other assets increased $10.0 million, or 8.1%, mainly as a result of recording $17.5 million in goodwill related to the acquisition of Skylands.

Total deposits increased $277.7 million, or 6.1%, mainly in non-interest bearing, which grew $82.9 million, or 11.4%. Long-term debt increased $120.3 million, or 36.7%, as the Corporation lengthened the maturities of its funding sources through advances from the Federal Home Loan Bank. This was done to reduce the impact of changes in short-term rates on the Corporation's cost of funds. These advances replaced short-term borrowings, which decreased $31.4 million, or 6.4%.

Capital Resources
-----------------
Shareholders' equity increased $32.7 million, or 5.3%, during the first nine months of 2000. This growth occurred due to net income of $77.3 million, offset by $32.9 million in dividends paid to shareholders, a 42.5% payout ratio. Although shareholders' equity also increased $31.9 million as a result of the Skylands acquisition, this was offset by $45.2 million in stock repurchases during the period, the majority of which was reissued to consummate the merger.

Common stock, capital surplus and retained earnings were also adjusted during the first half of the year for the impact of the 5% stock dividend paid on May 31, 2000. See Note B to the financial statements.

During 2000, the Corporation repurchased shares of its stock under two separate plans approved by its Board of Directors. The first was an open market repurchase program for up to 1.05 million shares through December 31, 2000. The second was an open market repurchase program of up to 2.1 million shares. The second plan was adopted as a means to minimize any increase in the number of outstanding shares of the Corporation as a result of its merger with SFC.

Under the second plan, 2.0 million shares were repurchased during 2000 and all were reissued in connection with the Skylands acquisition. This plan was cancelled as of the August 1, 2000 acquisition date. Under the first plan, 429,000 shares had been repurchased through September 30, 2000.

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

As of September 30, 2000, the Corporation and each of its bank subsidiaries met the minimum capital requirements. In addition, the Corporation and each of its bank subsidiaries' capital ratios exceeded the amounts required to be considered "well-capitalized" as defined in the regulations.

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

Equity Market Price Risk
------------------------
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation's equity investments consist of common stocks of publicly traded financial institutions (cost basis of approximately $53.1 million) and U.S. Government agency stock (cost basis of approximately $34.3 million). The Corporation's financial institutions stock portfolio had net unrealized gains of approximately $6.8 million at September 30, 2000.

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

FULTON FINANCIAL CORPORATION
INTEREST RATE SENSITIVITY
(dollars in thousands)

                                                            Expected Maturity Period                                    Estimated
                                                            ------------------------
                               *1 Year    1-2 Years   2-3 Years   3-4 Years   4-5 Years   **5 Years        Total        Fair Value
                              ----------  ---------   ---------   ---------   ---------   ---------     -----------    ------------
Fixed rate loans (1)          $  890,348   $620,289   $ 485,177   $ 349,596   $ 227,894   $  772,694     $3,345,998    $  3,305,770
    Average rate (1)                8.14%      7.95%       7.91%       7.89%       7.94%        7.75%          7.94%
Floating rate loans (2)          485,872    158,295     149,141     110,531      91,169      462,693      1,457,701       1,450,873
    Average rate                    9.81%      9.60%       9.59%       9.66%       8.68%        8.77%          9.35%

Fixed rate investments (3)       226,568    220,763     262,209     117,923     111,151      204,363      1,142,977       1,117,453
    Average rate                    5.82%      6.20%       6.12%       6.20%       6.29%        6.45%          6.18%
Floating rate investments (3)        250         50       1,000           -           -       14,360         15,660          15,483
    Average rate                    8.36%      7.50%       6.42%          -           -         6.87%          6.87%

Other interest-earning assets      6,828          -           -           -           -            -          6,828           6,828
    Average rate                    6.46%         -           -           -           -            -           6.46%
                              -----------------------------------------------------------------------------------------------------

Total                         $1,609,866   $999,397   $ 897,527   $ 578,050   $ 430,214   $1,454,110     $5,969,164    $  5,896,407
    Average rate                    8.31%      7.82%       7.66%       7.88%       7.67%        7.88%          7.94%
                              -----------------------------------------------------------------------------------------------------

Fixed rate deposits (4)       $1,368,308   $642,618   $ 196,122   $  33,016   $  46,798   $   19,005     $2,305,867    $  2,303,400
    Average rate                    5.56%      6.13%       6.10%       5.54%       6.29%        5.62%          5.78%
Floating rate deposits (5)       572,857     85,477      81,649      81,649      74,913      814,427      1,710,972       1,710,972
    Average rate                    3.66%      2.03%       1.97%       1.97%       1.89%        1.55%          2.34%

Fixed rate borrowings (6)        136,115    150,840     130,345      27,851         358        3,066        448,575         439,869
    Average rate                    6.06%      5.44%       5.32%       5.01%       6.35%        5.79%          5.57%
Floating rate borrowings (7)     456,180          -           -           -           -            -        456,180         456,180
    Average rate                    5.98%         -           -           -           -            -           5.98%
                              -----------------------------------------------------------------------------------------------------

Total                         $2,533,460   $878,935   $ 408,116   $ 142,516   $ 122,069   $  836,498     $4,921,594    $  4,910,421
    Average rate                    5.23%      5.61%       5.02%       3.39%       3.59%        1.66%          4.58%
                              -----------------------------------------------------------------------------------------------------

*   denotes less than
**  denotes greater than

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

Static gap analysis provides a measurement of repricing risk in the Corporation's balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation's assets and liabilities into predetermined repricing periods. The assets and liabilities in each of these periods are summed and compared for mismatches within that maturity segment. Core deposits having noncontractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans held for sale and for mortgage-backed securities includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation's policy limits the cumulative 6-month gap to plus or minus 15 percent of total earning assets. The Corporation was positioned within this range throughout the first six months of 2000. At September 30, 2000, the cumulative 6-month gap was 0.98.

Simulation of net interest income and of net income is performed for the next twelve-month period. A variety of interest rate scenarios is used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of earnings is used primarily to measure the Corporation's short-term earnings exposure to rate movements. The Corporation's policy limits the potential exposure of net interest income to 10% of the base case net interest income for every 100 basis point "shock" in interest rates. A "shock' is an immediate upward or downward movement of interest rates across the yield curve based upon changes in the prime rate. As of September 30, 2000, the Corporation's net interest income at risk of loss over the next twelve months was 2.3% where interest rates are shocked upward by 200 or 300 basis points. Net interest income at risk of loss was 2.1%, 2.0% and 3.9% when rates are shocked downward by 100, 200 and 300 basis points, respectively.

Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer term repricing risks and options in the Corporation's balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point shock in interest rates. As of September 30, 2000, upward shocks of 100, 200 and 300 basis points were estimated to have negative effects upon economic value of 2.6%, 5.1% and 7.6%, respectively.

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

              (3) Material Contracts - Executive Compensation Agreements and
                  Plans:

                  (a) Severance Agreements entered into between Fulton
                      Financial and: Rufus A. Fulton, Jr., as of April 17, 1984;
                      R. Scott Smith, Jr., as of May 17, 1988; Richard J
                      Ashby, Jr., as of May 17, 1988; and Charles J. Nugent, as of November 19, 1992 - Incorporated by reference from
                      Exhibit 10(a) of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter endedas of November 19, 1992 - Incorporated by reference March 31, 1999.

                  (b) Incentive Stock Option Plan adopted September 19, 1995 -
                      Incorporated by reference from Exhibit A of Fulton Financial Corporation's 1996 Proxy Statement.

              (4) Financial Data Schedule - September, 2000

(b)  Reports on Form 8-K :

     (1) Form 8-K dated August 10, 2000 reporting the acquisition of Skylands Financial Corporation on August 1, 2000.

     (2) Form 8-K dated September 20, 2000 reporting 30 days of combined results of operations for Fulton Financial Corporation and Skylands Financial Corporation subsequent to August 1, 2000 acquisition.

                 FULTON FINANCIAL CORPORATION AND SUBSIDIARIES

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FULTON FINANCIAL CORPORATION



Date:    November 10, 2000                    \s\ Rufus A. Fulton, Jr.
     ----------------------------             ---------------------------------
                                                  Rufus  A.  Fulton, Jr.
                                                  Chairman, President and
                                                  Chief Executive Officer


Date:    November 10, 2000                    \s\ Charles J. Nugent
     -----------------------------            ---------------------------------
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

27. Financial data schedule -  September 30, 2000.