Form 10-K405
period 2000-12-31
FULTON FINANCIAL CORP
filed 2001-03-20
CIK 700564

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
                                    ---------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


                         Commission File Number: 0-10587

                          FULTON FINANCIAL CORPORATION
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                         23-2195389
     ---------------------------------------------------------------------
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)          Identification No.)

     One Penn Square, P. O .Box 4887, Lancaster, Pennsylvania        17604
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

                          Common Stock, $2.50 Par Value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of 67,120,514 shares of common stock held by non-affiliates, calculated based on the average of the bid and asked prices on March 14, 2001, was approximately $1.4 billion.

As of March 14, 2001 there were 72,122,724 shares of Fulton Financial Corporation common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference:


                                                Part of Form 10-K into
          Document                                which incorporated
          --------                                ------------------

Definitive Proxy Statement of                          Part III
Fulton Financial Corporation
dated March 5, 2001

                                     PART I

Item 1.  Description of Business
--------------------------------

General

     Fulton Financial Corporation (the Corporation) was incorporated under the laws of Pennsylvania on February 8, 1982 and became a bank holding company through the acquisition of all of the outstanding stock of Fulton Bank on June 30, 1982. In 2000, the Corporation became a financial holding company as defined in the Gramm-Leach-Bliley Act (GLB Act), which allows the Corporation to expand its financial services activities under its holding company structure (See "Competition" and "Regulation and Supervision"). At December 31, 2000, the Corporation owned 100% of the stock of eleven community banks, two financial services companies and four non-bank entities.

     The common stock of Fulton Financial Corporation is listed for quotation on the National Market System of the National Association of Securities Dealers Automated Quotation System under the symbol FULT.

Bank and Financial Services Subsidiaries

     The Corporation's eleven subsidiary banks are located primarily in suburban or semi-rural geographical markets throughout a four state region (Pennsylvania, Maryland, New Jersey and Delaware). Pursuant to its "super-community" banking strategy, the Corporation operates the banks independently to maximize the advantage of community banking and service to its customers. Where appropriate, operations are centralized through common platforms and back-office functions; however, decision making remains with the local bank management.

     The subsidiary banks are located in areas which have experienced stable or growing economies and relatively low unemployment in recent years. These regions are home to a wide range of manufacturing, distribution, health care and other service companies. The Corporation and its banks are not dependent upon one or a few customers or any one industry and the loss of any single customer or a few customers would not have a material adverse impact on any of the subsidiary banks.

     Although the banks vary in terms of size, each offers a consistent variety of commercial and retail banking services to its customers. Included in the array of products are demand, savings and time deposits; commercial, consumer and mortgage loans; vehicle and equipment leasing and financing; VISA and MasterCard credit cards; VISA debit cards; cash management; international services such as letters of credit and currency exchange; and PC and telephone banking.

     The Corporation's subsidiary banks deliver their products and services through traditional branch banking, with a network of 160 full service branch offices. Electronic delivery channels include a network of automated teller machines, telephone banking and PC banking through the Internet. These alternative delivery channels allow customers access to their account information and perform certain transactions such as transferring funds and paying bills at virtually any hour of the day.

     In May, 2000, the Corporation formed Fulton Financial Advisors, N.A. (Advisors) as a separate investment management and trust services subsidiary. Advisors consolidated the existing investment management and trust services businesses at the Corporation's subsidiary banks. Through Advisors and the Corporation's other financial services subsidiary, Fulton Insurance Services Group, Inc. (Fulton Insurance), the Corporation offers investment management, brokerage, trust services, private banking and insurance to customers throughout the subsidiary banking network.

     During 2000, there were two changes to the organizational structure of the Corporation's subsidiary banks. First, Great Valley Bank, a separate bank subsidiary of the Corporation, was merged into Fulton Bank. Second, the Corporation expanded its geographical presence into northern New Jersey though its acquisition of Skylands Financial Corporation.

     On January 2, 2001, the Corporation acquired investment management and advisory company Dearden, Maguire, Weaver and Barrett, Inc. On December 27, 2000, the Corporation entered into a merger agreement to acquire Drovers Bancshares Corporation in York, Pennsylvania. On January 29, 2001, the Corporation entered into a definitive agreement to acquire 18 branch offices from Sovereign Bank. See additional information with respect to acquisitions in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The following table provides geographical and statistical information for the Corporation's banking and financial services subsidiaries.


                                                                                                    Full-Time
                                                    Main Office             Total        Total     Equivalent
              Subsidiary                             Location              Assets      Deposits     Employees     Branches*
----------------------------------------------    --------------         ----------  ------------ ------------- --------------
                                                                               (millions)
Fulton Bank                                       Lancaster, PA            $2,766        $1,913           928            59
Lebanon Valley Farmers Bank                       Lebanon, PA                 697           530           171            17
Swineford National Bank                           Hummels Wharf, PA           277           220            97             7
Lafayette Ambassador Bank                         Easton, PA                  877           683           314            21
FNB Bank, N.A                                     Danville, PA                309           241            88             8
Hagerstown Trust Company                          Hagerstown, MD              409           329           155            15
Delaware National Bank                            Georgetown, DE              174           144            69             5
Bank of Gloucester County                         Woodbury, NJ                360           307           160            10
Woodstown National Bank & Trust Co.               Woodstown, NJ               313           257            92             8
Peoples Bank of Elkton                            Elkton, MD                  113            91            39             2
Skylands Community Bank                           Hackettstown, NJ            274           236            75             8
Fulton Financial Advisors, N.A. and
     Fulton Insurance Services Group, Inc.        Lancaster, PA                 -             -           144             -
Fulton Financial (Parent Company)                 Lancaster, PA                 -             -           106             -
                                                                                                  -----------   -----------
                                                                                                        2,438           160
                                                                                                  ===========   ===========

* See additional information in "Item 2 - Properties"

Non-Bank Subsidiaries

     The Corporation also owns 100% of the stock of four non-bank subsidiaries:
(i) Fulton Life Insurance Company engages in the business of reinsuring credit life and accident and health insurance directly related to extensions of credit by the banking subsidiaries of the Corporation; (ii) Fulton Financial Realty Company holds title to or leases certain properties upon which Corporation branch offices and other facilities are located; (iii) Central Pennsylvania Financial Corp. owns certain limited partnership interests in partnerships invested in low and moderate income housing projects and two nonbank companies in various stages of liquidation; and (iv) FFC Management, Inc. owns certain investment securities and other passive investments.

Competition

     The banking and financial services businesses are highly competitive. Within its geographical region, the Corporation's subsidiary banks face direct competition from other commercial banks, varying in size from local community banks to larger regional and national banks, and credit unions. With the growth in electronic commerce and distribution channels, the banks also face competition from banks not physically located in the Corporation's geographical markets.

     The competition in the industry has also increased as a result of the passage of the GLB Act. Under the GLB Act, banks, insurance companies or securities firms may affiliate under a financial holding company structure, allowing expansion into non-banking financial services activities that were previously restricted. These include a full range of banking, securities and insurance activities, including securities and insurance underwriting, issuing and selling annuities and merchant banking activities. While the Corporation does not currently engage in all of these activities, the ability to do so without separate approval from the Federal Reserve Board enhances the ability of the Corporation - and financial holding companies in general - to compete more effectively in all areas of financial services.

     A bank holding company wishing to become a financial holding company - such as the Corporation, which did so in 2000 - must first satisfy several conditions, including requirements that all of its Federal Deposit Insurance Company (FDIC)-insured depository subsidiaries are well-capitalized, well-managed and have at least as "satisfactory" rating under the Community Reinvestment Act (CRA).

     As a result of the GLB Act, there is more competition for customers that were traditionally served by the banking industry. While the GLB Act increased competition, it also provided opportunities for the Corporation to expand its financial services offerings, such as insurance products through Fulton Insurance. The Corporation also competes through the variety of products that it offers and the quality of service that it provides to its customers. However, there is no guarantee that these efforts will insulate the Corporation from competitive pressure which could impact its pricing decisions for loans and deposits and ultimately impact financial results.

Market Share

     Although there are many ways to assess the size and strength of banks, deposit market share continues to be an important statistic in the industry. The information is compiled annually by the FDIC and is available to the public. The Corporation's banks maintain branch offices in 26 counties across four mid-Atlantic states. In eleven of these counties, the Corporation ranks in the top three in deposit market share (based on deposits as of June 30, 2000). The following table summarizes information about the counties in which the Corporation has branch offices and its market position in each county.


                                                                                 No. of Financial       Deposit Market
                                                                                  Institutions         Share (6/30/00)
                                                                               --------------------  -------------------
                                 Population             Banking                 Banks/      Credit
   County             State      (2000 Est)            Subsidiary               Thrifts     Unions     Rank         %
------------         -------    ------------  ----------------------------     ---------   --------  --------    -------
Lancaster               PA         463,000    Fulton Bank                          27          5         1        21.1%
Dauphin                 PA         246,000    Fulton Bank                          20         13         6         5.4
Cumberland              PA         211,000    Fulton Bank                          16         11         11        1.9
York                    PA         379,000    Fulton Bank                          20         21         15        1.0
Chester                 PA         435,000    Fulton Bank                          38          9         26        0.8
Montgomery              PA         728,000    Fulton Bank                          45         33         43        0.1
Berks                   PA         360,000    Fulton Bank                          22         20         9         2.9
                                              Lebanon Valley Farmers Bank                                24        0.3
Lebanon                 PA         118,000    Lebanon Valley Farmers Bank           7          2         1        33.5
Schuylkill              PA         148,000    Lebanon Valley Farmers Bank          19          8         7         3.4
Snyder                  PA          38,000    Swineford National Bank               7          0         1        33.6
Union                   PA          41,000    Swineford National Bank               8          1         5         6.6
Northumberland          PA          93,000    Swineford National Bank              18          3         12        2.5
                                              FNB Bank, N.A.                                             4         7.2
Montour                 PA          18,000    FNB Bank, N.A.                        5          3         1        37.8
Columbia                PA          64,000    FNB Bank, N.A.                       10          0         7         5.2
Lycoming                PA         116,000    FNB Bank, N.A.                       12         12         13        0.9
Northampton             PA         261,000    Lafayette Ambassador Bank            17         18         3        12.3
Lehigh                  PA         300,000    Lafayette Ambassador Bank            23         16         3         4.3
Washington              MD         128,000    Hagerstown Trust Company             10          3         1        22.8
Cecil                   MD          85,000    Peoples Bank of Elkton                6          3         2        14.8
Sussex                  DE         142,000    Delaware National Bank               12          4         6         0.9


Camden                  NJ         503,000    Bank of Gloucester County            20         14         26     (less than)0.1
Gloucester              NJ         252,000    Bank of Gloucester County            25          5         3                11.1
                                              Woodstown National Bank                                    8                 2.8
Salem                   NJ          64,000    Woodstown National Bank              10          3         1                21.2
Warren                  NJ         101,000    Skylands Community Bank              13          3         8                 6.4
Sussex                  NJ         146,000    Skylands Community Bank              13          1         11                0.7
Morris                  NJ         467,000    Skylands Community Bank              32         11         16                1.2

Supervision and Regulation

     The Corporation is a registered financial holding company and its subsidiary banks are depository institutions whose deposits are insured by the FDIC. The Corporation and its subsidiaries are subject to various regulations and examinations by regulatory authorities. The following table summarizes the charter types and primary regulator for each of the Corporation's subsidiary banks.

                                             State (Name)
                                             or National        Primary
            Subsidiary                          Charter       Regulator(s)
----------------------------------           ------------    --------------

Fulton Bank                                  PA              PA/FDIC
Lebanon Valley Farmers Bank                  PA              PA/FRB
Swineford National Bank                      National        OCC*
Lafayette Ambassador Bank                    PA              PA/FRB
FNB Bank, N.A.                               National        OCC
Hagerstown Trust Company                     MD              MD/FDIC
Delaware National Bank                       National        OCC
Bank of Gloucester County                    NJ              NJ/FDIC
Woodstown National Bank & Trust Co.          National        OCC
Peoples Bank of Elkton                       MD              MD/FDIC
Skylands Community Bank                      NJ              NJ/FDIC
Fulton Financial Advisors, N.A.              National        OCC
Fulton Financial (Parent Company)            N/A             FRB

* Office of the Comptroller of the Currency

     Federal statutes that apply to the Corporation and its subsidiaries include the GLB Act, the Bank Holding Company Act (BHCA), the Federal Reserve Act and the Federal Deposit Insurance Act. In general, these statutes define the eligible business activities of the Corporation, certain acquisition and merger restrictions, limitations on intercompany transactions such as loans and dividends, and capital adequacy requirements, among other regulations.

     The Corporation is subject to regulation and examination by the Federal Reserve Board (FRB), and is required to file periodic reports and to provide additional information that the FRB may require. The Bank Holding Company Act imposes certain restrictions upon the Corporation regarding the acquisition of substantially all of the assets of or direct or indirect ownership or control of any bank of which it is not already the majority owner. In addition, the FRB must approve certain proposed changes in organizational structure or other business activities before they occur.

     There are a number of restrictions on bank holding companies and FDIC-insured depository subsidiaries that are designed to minimize potential loss to depositors and the FDIC insurance funds. If an FDIC-insured depository subsidiary is "undercapitalized", the bank holding company is required to guarantee (subject to certain limits) the subsidiary's compliance with the terms of any capital restoration plan filed with its appropriate federal banking agency. Also, a bank holding company is required to serve as a source of financial strength to its depository institution subsidiaries and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the BHCA, the FRB has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of a depository institution subsidiary of the bank holding company.

     Bank holding companies are required to comply with the FRB's risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be Tier 1 capital. In addition to the risk-based capital guidelines, the FRB has adopted a minimum leverage capital ratio under which a bank holding company must maintain a level of Tier 1 capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 1% to 2% above the stated minimum.

     There are also various restrictions on the extent to which the Corporation and its nonbank subsidiaries can receive loans from its banking subsidiaries. In general, these restrictions require that such loans be secured by designated amounts of specified collateral and are limited, as to any one of the Corporation or its nonbank subsidiaries, to 10% of the lending bank's capital stock and surplus (20% in the aggregate to all such entities).

     The Corporation is also limited in the amount of dividends that it may receive from its subsidiary banks. Dividend limitations vary, depending on the subsidiary bank's charter and whether or not it is a member of the Federal Reserve System. Generally, subsidiaries are prohibited from paying dividends when doing so would cause them to fall below the regulatory minimum capital levels. Additionally, limits exist on paying dividends in excess of net income for specified periods.

Monetary and Fiscal Policy

     The Corporation and its subsidiary banks are affected by fiscal and monetary policies of the federal government, including those of the FRB, which regulates the national money supply in order to manage recessionary and inflationary pressures. Among the techniques available to the Federal Reserve Board are engaging in open market transactions of U.S. Government securities, changing the discount rate and changing reserve requirements against bank deposits. These techniques are used in varying combinations to influence the overall growth of bank loans, investments and deposits. Their use may also affect interest rates charged on loans and paid on deposits. The effect of monetary policies on the earnings of the Corporation cannot be predicted.

Statistical Information

     Certain additional statistical information relating to the business of Fulton Financial Corporation is set forth in the following tables.

FULTON FINANCIAL CORPORATION
COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS


                                                                            Year Ended December 31
                                             --------------------------------------------------------------------------------
(Dollars in thousands)                                           2000                                     1999
-----------------------------------------------------------------------------------------------------------------------------
                                                 Average                     Yield/      Average                      Yield/
ASSETS                                           Balance       Interest       Rate       Balance        Interest       Rate
-----------------------------------------    -------------- --------------  -------- --------------  --------------  --------
Interest-earning assets:
  Loans and leases (1)...................     $  4,645,897   $    391,328     8.42%   $  4,181,654    $    343,722     8.22%
  Taxable investment securities (2)......          940,464         57,353     6.10       1,041,274          62,229     5.98
  Tax-exempt investment securities (2)...          201,491          8,635     4.29         189,657           8,388     4.42
  Equity securities (2)..................           85,924          4,510     5.25          82,087           4,124     5.02
  Short-term investments.................           10,086            755     7.49           5,558             267     4.80
                                             -------------- --------------  -------- --------------  --------------  --------
Total interest-earning assets............        5,883,862        462,581     7.86       5,500,230         418,730     7.61
Noninterest-earning assets:
  Cash and due from banks................          229,658                                 217,605
  Premises and equipment.................           87,632                                  77,348
  Other assets (2).......................          129,185                                 154,419
  Less: Allowance for loan losses........          (59,940)                                (58,983)
                                             --------------                          --------------
          Total Assets...................     $  6,270,397                            $  5,890,619
                                             ==============                          ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Demand deposits........................     $    600,715   $      9,359     1.56%   $    575,822    $      7,656     1.33%
  Savings deposits.......................        1,040,379         26,486     2.55       1,033,679          22,964     2.22
  Time deposits..........................        2,287,227        128,175     5.60       2,196,397         112,545     5.12
  Short-term borrowings..................          475,770         27,336     5.75         349,505          16,019     4.58
  Long-term debt.........................          363,446         19,125     5.26         302,158          15,643     5.18
                                             -------------- --------------  -------- --------------  --------------  --------
Total interest-bearing liabilities.......        4,767,537        210,481     4.41       4,457,561         174,827     3.92
Noninterest-bearing liabilities:
  Demand deposits........................          783,702                                 723,142
  Other..................................           95,378                                  93,988
                                             --------------                          --------------
          Total Liabilities..............        5,646,617                               5,274,691
Shareholders' equity.....................          623,780                                 615,928
                                             --------------                          --------------
          Total Liabilities and
            Shareholders' Equity.........     $  6,270,397                            $  5,890,619
                                             ==============                          ==============
Net interest income......................                         252,100                                  243,903
Net yield on interest-earning assets.....                                     4.28%                                    4.43%
Tax equivalent adjustment (3)............                           7,171                                    6,899
                                                            --------------  --------                 --------------  --------
Net interest margin......................                    $    259,271     4.41%                   $    250,802     4.56%
                                                            ==============  ========                 ==============  ========


                                                        Year Ended December 31
                                             ----------------------------------------
(Dollars in thousands)                                           1998
-------------------------------------------------------------------------------------
                                                Average                       Yield/
ASSETS                                          Balance        Interest        Rate
-----------------------------------------    -------------- --------------   --------
Interest-earning assets:
  Loans and leases (1)...................     $  3,968,971   $    338,536      8.53%
  Taxable investment securities (2)......          985,026         60,744      6.17
  Tax-exempt investment securities (2)...           96,885          4,749      4.90
  Equity securities (2)..................           70,916          3,505      4.94
  Short-term investments.................           30,013          1,700      5.66
                                             -------------- --------------   --------
Total interest-earning assets............        5,151,811        409,234      7.94
Noninterest-earning assets:
  Cash and due from banks................          210,105
  Premises and equipment.................           74,589
  Other assets (2).......................          157,801
  Less: Allowance for loan losses........          (58,859)
                                             --------------
          Total Assets...................     $  5,535,447
                                             ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Demand deposits........................     $    531,210   $      8,433      1.59%
  Savings deposits.......................        1,018,340         25,745      2.53
  Time deposits..........................        2,263,060        125,506      5.55
  Short-term borrowings..................          209,292          9,124      4.36
  Long-term debt.........................          162,525          8,886      5.47
                                             -------------- --------------   --------
Total interest-bearing liabilities.......        4,184,427        177,694      4.25
Noninterest-bearing liabilities:
  Demand deposits........................          666,101
  Other..................................           97,367
                                             --------------
          Total Liabilities..............        4,947,895
Shareholders' equity.....................          587,552
                                             --------------
          Total Liabilities and
            Shareholders' Equity.........     $  5,535,447
                                             ==============
Net interest income......................                         231,540
Net yield on interest-earning assets.....                                      4.49%
Tax equivalent adjustment (3)............                           4,436
                                                            --------------   --------
Net interest margin......................                    $    235,976      4.58%
                                                            ==============   ========


(1)  Includes nonperforming loans.
(2) Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) on securities are included in other assets.
(3) Based on marginal Federal income tax rate and statutory interest expense disallowances.

FULTON FINANCIAL CORPORATION
RATE/VOLUME TABLE

     The following table sets forth for the periods indicated a summary of changes in interest income and interest expense resulting from corresponding volume and rate changes:


                                                         2000 vs. 1999                             1999 vs. 1998
                                                    Increase (decrease) due                   Increase (decrease) due
                                                          to change in                             to change in
                                              ------------------------------------      ------------------------------------
                                               Volume         Rate           Net         Volume         Rate           Net
                                              --------      --------      --------      --------      --------      --------
                                                                              (in thousands)
Interest income on:
  Loans and leases ......................     $ 38,160      $  9,446      $ 47,606      $ 18,141      $(12,955)     $  5,186
  Taxable investment securities .........       (6,025)        1,149        (4,876)        3,469        (1,984)        1,485
  Tax-exempt investment securities ......          523          (276)          247         4,547          (908)        3,639
  Equity securities .....................          193           193           386           552            67           619
  Short-term investments ................          218           270           488        (1,385)          (48)       (1,433)
                                             ----------    ----------    ----------    ----------    ----------    ----------

    Total interest-earning assets .......     $ 33,069      $ 10,782      $ 43,851      $ 25,324      $(15,828)     $  9,496
                                             ==========    ==========    ==========    ==========    ==========    ==========

Interest expense on:
  Demand deposits .......................     $    331      $  1,372      $  1,703      $    708      $ (1,485)     $   (777)
  Savings deposits ......................          149         3,373         3,522           388        (3,169)       (2,781)
  Time deposits .........................        4,654        10,976        15,630        (3,697)       (9,264)      (12,961)
  Short-term borrowings .................        5,787         5,530        11,317         6,113           782         6,895
  Long-term debt ........................        3,173           309         3,482         7,634          (877)        6,757
                                             ----------    ----------    ----------    ----------    ----------    ----------

    Total interest-bearing liabilities ..     $ 14,094      $ 21,560      $ 35,654      $ 11,146      $(14,013)     $ (2,867)
                                             ==========    ==========    ==========    ==========    ==========    ==========

Note: The rate/volume variances are allocated in the table above by applying the changes in volume times the prior period rate and by applying the changes in rate times the current period volume on a consistent basis throughout.

FULTON FINANCIAL CORPORATION
INVESTMENT PORTFOLIO

     The following table sets forth the carrying amount of investment securities held to maturity (HTM) and available for sale (AFS) as of the dates shown:


                                                                           December 31
                                       -------------------------------------------------------------------------------------
                                                         2000                                         1999
                                       ----------------------------------------     ----------------------------------------
                                           HTM            AFS           Total           HTM            AFS           Total
                                       ----------     ----------     ----------     ----------     ----------     ----------
                                                                          (in thousands)
United States Treasury and U.S.
     Government agencies and
     Corporations ................     $    8,992     $  199,039     $  208,031     $   10,388     $  201,160     $  211,548

State and municipal ..............         12,971        192,179        205,150         20,622        183,483        204,105

Other securities .................            720            250            970            525          4,575          5,100

Equity securities ................              -        110,115        110,115              -        112,583        112,583

Mortgage-backed securities .......         62,079        639,063        701,142         53,939        636,045        689,984
                                      ------------   ------------   ------------   ------------   ------------   ------------

      Totals .....................     $   84,762     $1,140,646     $1,225,408     $   85,474     $1,137,846     $1,223,320
                                      ============   ============   ============   ============   ============   ============


                                                     December 31
                                       ----------------------------------------
                                                         1998
                                       ----------------------------------------
                                           HTM            AFS           Total
                                       ----------     ----------     ----------
                                                    (in thousands)
United States Treasury and U.S.
     Government agencies and
     Corporations ................     $   24,287     $  287,850     $  312,137

State and municipal ..............         34,457        124,926        159,383

Other securities .................            449          6,978          7,427

Equity securities ................              -        110,866        110,866

Mortgage-backed securities .......        117,430        675,501        792,931
                                      ------------   ------------   ------------

      Totals .....................     $  176,623     $1,206,121     $1,382,744
                                      ============   ============   ============

FULTON FINANCIAL CORPORATION
MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

     The following tables set forth the maturities of investment securities at December 31, 2000 and the weighted average yields of such securities (calculated based upon historical cost).

HELD TO MATURITY (at amortized cost)
----------------


                                                                                 MATURING
                                         -----------------------------------------------------------------------------------------
                                                                   After One But          After Five But
                                            Within One Year      Within Five Years       Within Ten Years        After Ten Years
                                         -----------------------------------------------------------------------------------------
                                           Amount     Yield       Amount     Yield       Amount     Yield       Amount      Yield
                                         ----------  -------    ----------  -------    ----------  -------    ----------   -------
                                                                           (dollars in thousands)
United States Treasury and
     U.S. Government
     agencies and corporations......     $      401    6.63%    $    7,753    6.13%    $      838    6.36%    $        -       -%
State and municipal (1).............          3,745    7.05          7,836    7.14          1,390    7.89              -       -
Other securities....................             55    7.18            150    6.64            172    6.36            343    7.56
                                         ----------  -------    ----------  -------    ----------  -------    ----------  -------

   Totals...........................     $    4,201    7.01%    $   15,739    6.64%    $    2,400    7.25%    $      343    7.56%
                                         ==========  =======    ==========  =======    ==========  =======    ==========  =======

Mortgage-backed securities (2)......     $   62,079    6.42%
                                         ==========  =======

AVAILABLE FOR SALE (at estimated fair value)
------------------


                                                                                 MATURING
                                         -----------------------------------------------------------------------------------------
                                                                   After One But          After Five But
                                            Within One Year      Within Five Years       Within Ten Years        After Ten Years
                                         -----------------------------------------------------------------------------------------
                                           Amount     Yield       Amount     Yield       Amount     Yield       Amount      Yield
                                         ----------  -------    ----------  -------    ----------  -------    ----------   -------
                                                                           (dollars in thousands)
United States Treasury and
     U.S. Government
     Agencies and corporations......     $   32,559    6.12%    $  166,224    6.19%    $      256    7.00%    $        -       -%
State and municipal (1).............            757    6.05        112,225    5.96         59,792    6.20         19,405    8.15
Other...............................              -       -            250    6.83              -       -              -       -
                                         ----------  -------    ----------  -------    ----------  -------    ----------  -------

   Totals...........................     $   33,316    6.12%    $  278,699    6.10%    $   60,048    6.20%    $   19,405    8.15%
                                         ==========  =======    ==========  =======    ==========  =======    ==========  =======

Mortgage-backed securities (2)......     $  639,063    6.38%
                                         ==========  =======

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

FULTON FINANCIAL CORPORATION
LOAN PORTFOLIO BY TYPE

     The following table sets forth the amount of loans outstanding (including unearned income) as of the dates shown:


                                                                                   December 31
                                                    --------------------------------------------------------------------------
                                                         2000           1999           1998           1997           1996
                                                      ----------     ----------     ----------     ----------     ----------
                                                                                  (in thousands)
Commercial, financial and agricultural ........       $1,219,845     $1,051,958     $  894,230     $  859,053     $  796,375
Real-estate - construction ....................          223,575        164,583        132,647        153,951        131,162
Real-estate - mortgage ........................        2,639,274      2,371,764      2,202,890      2,144,324      1,944,775
Consumer ......................................          709,985        774,098        750,274        764,547        693,985
Leasing and other .............................           87,004         69,627         60,414         50,778         30,879
                                                     -------------------------------------------------------------------------
                                                      $4,879,683     $4,432,030     $4,040,455     $3,972,653     $3,597,176
                                                     =========================================================================

MATURITY & SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES

     The following table summarizes the maturity and sensitivity of loans to changes in interest rates as of December 31, 2000:


                                                                        One
                                                     One Year         Through       More Than
                                                     or Less        Five Years      Five Years         Total
                                                   ------------   --------------  --------------   ------------
                                                                         (in thousands)
Commercial, financial and agricultural:
     Floating rate ............................     $  198,779      $  163,639      $  238,689      $  601,107
     Fixed rate ...............................        243,303         291,276          84,159         618,738
                                                    -----------     -----------     -----------     -----------
          Total ...............................     $  442,082      $  454,915      $  322,848      $1,219,845
                                                    ===========     ===========     ===========     ===========

Real-estate - construction:
     Floating rate ............................     $   43,303      $   32,792      $   15,005      $   91,100
     Fixed rate ...............................         50,705          38,412          43,358         132,475
                                                    -----------     -----------     -----------     -----------
          Total ...............................     $   94,008      $   71,204      $   58,363      $  223,575
                                                    ===========     ===========     ===========     ===========

FULTON FINANCIAL CORPORATION
RISK ELEMENTS IN LOAN PORTFOLIO

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans and other nonperforming assets (4):


                                                                         December 31
                                               -----------------------------------------------------------------
                                                    2000         1999         1998         1997         1996
                                                 ---------    ---------    ---------    ---------    ---------
                                                                        (in thousands)
Nonaccrual loans (1) (2) (3) ................    $  19,465    $  18,653    $  19,281    $  20,819    $  16,548
Accruing loans past due 90 days or more .....        7,127        8,516       11,109       10,529        8,162
Other real estate ...........................          931          917        1,420        1,537        2,829
                                                -----------  -----------  -----------  -----------  -----------
     Totals .................................    $  27,523    $  28,086    $  31,810    $  32,885    $  27,539
                                                ===========  ===========  ===========  ===========  ===========

(1) Includes impaired loans as defined by Statement of Financial Accounting Standards No. 114 of approximately $13.7 million at December 31, 2000.

(2) As of December 31, 2000, the gross interest income that would have been recorded during 2000 if nonaccrual loans had been current in accordance with their original terms was approximately $1.7 million. The amount of interest income on those nonaccrual loans that was included in 2000 net income was approximately $1.8 million.

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

(4) Excluded from the amounts presented above at December 31, 2000 are $53.2 million in domestic commercial loans for which payments were current, but as to which the borrowers were experiencing significant financial difficulties. These loans are subject to constant management attention and their classification is reviewed monthly.

FULTON FINANCIAL CORPORATION
SUMMARY OF LOAN LOSS EXPERIENCE

An analysis of the Corporation's loss experience is as follows:


                                                                           Year Ended December 31
                                                    ----------------------------------------------------------------------
                                                         2000          1999          1998          1997          1996
                                                      ----------    ----------    ----------    ----------    ----------
                                                                           (dollars in thousands)
Loans outstanding at end of year ................     $4,866,767    $4,422,407    $4,030,391    $3,961,644    $3,597,176
                                                      ==========    ==========    ==========    ==========    ==========
Daily average balance of loans and leases .......     $4,645,897    $4,181,654    $3,968,971    $3,765,384    $3,381,599
                                                      ==========    ==========    ==========    ==========    ==========
Balance of allowance for loan losses
     at beginning of year .......................     $   57,631    $   57,415    $   57,557    $   53,893    $   50,201

Loans charged-off:
    Commercial, financial and agricultural ......          4,987         3,260         2,412         2,682         2,152
    Real estate - construction ..................              -             -             -             -            34
    Real estate - mortgage ......................          1,333         1,590         1,403         1,636         1,270
    Consumer ....................................          6,734         7,836         5,191         4,854         2,947
    Leasing and other ...........................            282           126           134            70            50
                                                      ----------    ----------    ----------    ----------    ----------
    Total loans charged-off .....................         13,336        12,812         9,140         9,242         6,453
                                                      ----------    ----------    ----------    ----------    ----------

Recoveries of loans previously charged-off:
    Commercial, financial and agricultural ......          1,503         1,979         1,223         2,150         1,576
    Real estate - construction ..................              -             -             -             -           182
    Real estate - mortgage ......................            525           710           926           709         1,378
    Consumer ....................................          2,649         2,122         1,265         1,289         1,036
    Leasing and other ...........................             19             1             2            15            22
                                                      ----------    ----------    ----------    ----------    ----------
    Total recoveries ............................          4,696         4,812         3,416         4,163         4,194
                                                      ----------    ----------    ----------    ----------    ----------

Net loans charged-off ...........................          8,640         8,000         5,724         5,079         2,259

Provision for loan losses .......................          8,645         8,216         5,582         8,417         5,951
Allowance purchased .............................          2,633             -             -           326             -
                                                      ----------    ----------    ----------    ----------    ----------

Balance at end of year ..........................     $   60,269    $   57,631    $   57,415    $   57,557    $   53,893
                                                      ==========    ==========    ==========    ==========    ==========

Ratio of net charge-offs during period to
     average loans ..............................           0.19%         0.19%         0.14%         0.13%         0.07%
                                                      ==========    ==========    ==========    ==========    ==========
Ratio of allowance for loan losses to loans
     Outstanding at end of year .................           1.24%         1.30%         1.42%         1.45%         1.50%
                                                      ==========    ==========    ==========    ==========    ==========

FULTON FINANCIAL CORPORATION
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses has been allocated as follows to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated:


                                                                     December 31
                            ---------------------------------------------------------------------------------------------
                                      2000                    1999                  1998                   1997
                             ---------------------  ---------------------  ---------------------  ----------------------
                                                                (dollars in thousands)

                                            % of                   % of                   % of                   % of
                                          Loans in               Loans in               Loans in               Loans in
                                            each                   Each                   Each                   Each
                              Allowance   Category   Allowance   Category   Allowance   Category   Allowance   Category
                              ---------   --------   ---------   --------   ---------   --------   ---------   --------
Commercial, financial
     & agriculture .......    $  18,103     25.0%    $  13,268     23.7%    $  13,433     22.1%    $  10,993      21.6%
Real estate - construction
     & mortgages .........       13,917     58.7        16,817     57.2        19,895     57.8        12,086      57.9
Consumer, leasing
     & other .............       10,409     16.3         9,281     19.1         6,740     20.1         7,262      20.5
Unallocated ..............       17,840        -        18,265        -        17,347        -        27,216         -
                              ---------   --------   ---------   --------   ---------   --------   ---------    --------

     Totals ..............    $  60,269    100.0%    $  57,631    100.0%    $  57,415    100.0%    $  57,557     100.0%
                              =========   ========   =========   ========   =========   ========   =========    ========


                                    December 31
                            -------------------------
                                       1996
                             -----------------------
                              (dollars in thousands)

                                            % of
                                          Loans in
                                            each
                              Allowance   Category
                              ---------   --------
Commercial, financial
     & agriculture .......    $  11,299     22.1%
Real estate - construction
     & mortgages .........       14,756     57.7
Consumer, leasing
     & other .............        3,863     20.2
Unallocated ..............       23,975      -
                              ---------   --------

     Totals ..............    $  53,893    100.0%
                              =========   ========

(1) Refer to the "Provision and Allowance for Loan Losses" section of Management's Discussion and Analysis of Financial Condition and Results of Operations for Management's methodology for assessing the adequacy of the allowance for loan losses.

(2)  Charge-offs for 2001 are not anticipated to exceed $8.5 million: commercial
     - $4.4 million; consumer - $2.9 million; and mortgage - $1.2 million. The overall risk factors in the portfolio are best evidenced by a 30 day and over delinquency rate in the 1.25% to 1.75% range and overall credit risk ratings of satisfactory and above for 80% of the commercial and real estate portfolios.

FULTON FINANCIAL CORPORATION
DEPOSITS

     The average daily balances of deposits and rates paid on such deposits are summarized for the periods indicated in the following table:


                                                                                Year Ended December 31
                                                   -----------------------------------------------------------------------------
                                                              2000                      1999                      1998
                                                    -----------------------   -----------------------   -----------------------
                                                      Amount         Rate       Amount         Rate       Amount         Rate
                                                    ----------     --------   ----------     --------   ----------     --------
                                                                              (dollars in thousands)
Noninterest-bearing demand deposits .........       $  783,702          -%    $  723,142          -%    $  666,101          -%
Interest-bearing demand deposits ............          600,715       1.56        575,822       1.33        531,210       1.59
Savings deposits ............................        1,040,379       2.55      1,033,679       2.22      1,018,340       2.53
Time deposits ...............................        2,287,227       5.60      2,196,397       5.12      2,263,060       5.55
                                                    ----------     ------     ----------      -----     ----------      -----

Totals ......................................       $4,712,023       3.48%    $4,529,040       3.16%    $4,478,711       3.57%
                                                    ==========     ======     ==========      =====     ==========      =====

     Maturities of time deposits of $100,000 or more outstanding at December 31, 2000 are summarized as follows:

                                                 Time Deposits
                                                   $100,000
                                                   or more
                                                --------------
                                                (in thousands)

Three months or less ........................    $   122,932
Over three through six months ...............         57,303
Over six through twelve months ..............         91,172
Over twelve months ..........................         95,217
                                                --------------

 Totals .....................................    $   366,624
                                                ==============

FULTON FINANCIAL CORPORATION
SHORT-TERM BORROWINGS

     The following table presents information related to Federal funds purchased and securities sold under agreements to repurchase. No other categories of short-term borrowings exceeded 30% of shareholders' equity at December 31, 2000.


                                                                           December 31
                                                          ---------------------------------------------
                                                              2000             1999             1998
                                                           ---------        ---------        ---------
                                                                     (dollars in thousands)
Amount outstanding at December 31 ...................       $403,375         $482,040         $231,705

Weighted average interest rate at year end ..........           5.75%            4.96%            4.27%

Maximum amount outstanding at any month end .........       $525,634         $483,204         $263,319

Average amount outstanding during the year ..........       $471,469         $345,192         $204,597

Weighted average interest rate during the year ......           5.74%            4.58%            4.34%

FULTON FINANCIAL CORPORATION
RETURN ON EQUITY AND ASSETS

     The ratio of net income to average shareholders' equity and to average total assets and certain other ratios are as follows:


                                                                                   Year Ended December 31
                                                            --------------------------------------------------------------------
                                                                2000          1999          1998          1997          1996
                                                             ----------    ----------    ----------    ----------    ----------
Percentage of net income to:
     Average shareholders' equity ...................          16.64%        15.79%        15.06%        14.60%        13.87%
     Average total assets ...........................           1.66          1.65          1.60          1.49          1.39

Percentage of dividends declared per common
     share to basic net income per share ............           42.7          41.6          41.3          40.7          41.4

Percentage of average shareholders' equity
     to average total assets ........................            9.9          10.5          10.6          10.2          10.1

Item 2. Properties
------------------

     The following table summarizes the Corporation's branch network, by subsidiary bank. Remote service facilities (mainly stand-alone ATM's) are excluded.


                                       Owned
                                 -------------------                           Total
Bank                             Bank (1)   FFRC (2)    Leased    Term (3)    Branches
----                             --------   --------    ------    --------    --------
Fulton Bank                         18          2         39        2015         59
Lebanon Valley Farmers Bank         13          3          1        2004         17
Swineford National Bank              5          -          2        2002          7
Lafayette Ambassador Bank            7          -         14        2010         21
FNB Bank, N.A                        6          -          2        2014          8
Hagerstown Trust Company            12          -          3        2014         15
Delaware National Bank               4          -          1        2001          5
Bank of Gloucester County            6          -          4        2012         10
Woodstown National Bank              7          -          1        2002          8
Peoples Bank of Elkton               1          -          1        2000          2
Skylands Community Bank              3          -          5        2013          8
                                 --------   --------   --------              --------

Total                               82          5         73                    160
                                 ========   ========   ========              ========

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

The following table summarizes the Corporation's other significant properties:


                                                                                       Owned/
Bank                                       Property                Location            Leased
----                                       --------                --------            ------
Fulton Bank/Fulton Financial Corp.    Admin. Headquarters     Lancaster, PA             Owned
Fulton Bank                           Operations Center       East Petersburg, PA       Owned
Lebanon Valley Farmers Bank           Admin. Headquarters     Lebanon, PA               Owned
Swineford National Bank               Admin. Headquarters     Hummels Wharf, PA         Owned
Lafayette Ambassador Bank             Admin. Headquarters     Easton, PA                Owned
FNB Bank, N.A.                        Admin. Headquarters     Danville, PA              Owned
Great Valley Bank                     Admin. Headquarters     Reading, PA               Owned
Hagerstown Trust Company              Admin. Headquarters     Hagerstown, MD            Owned
Delaware National Bank                Admin. Headquarters     Georgetown, DE          Leased (1)
Bank of Gloucester County             Admin. Headquarters     Woodbury, NJ              Owned
Woodstown National Bank               Admin. Headquarters     Woodstown, NJ             Owned
Peoples Bank of Elkton                Admin. Headquarters     Elkton, MD                Owned
Skylands Community Bank               Admin. Headquarters     Hackettstown, NJ        Leased (2)

(1)  Lease expires in 2001.
(2)  Lease expires in 2004.

     In 1999, the Corporation began the construction of a $24 million, 100,000 square foot office building adjacent to its main office in downtown Lancaster, PA. The property is owned by an independent third party who is financing the construction through a loan from Fulton Bank. Fulton Financial Realty Company will lease the property from the third party when it is completed in 2001.


Item 3. Legal Proceedings
-------------------------

     There are no legal proceedings pending against Fulton Financial Corporation or any of its subsidiaries which are expected to have a material impact upon the financial position and/or the operating results of the Corporation.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     No matters were submitted to a vote of security holders of Fulton Financial Corporation during the fourth quarter of 2000.

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

Item 6.  Selected Financial Data
--------------------------------

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
5-YEAR CONSOLIDATED SUMMARY OF OPERATIONS


                                                                                For the Year
                                                ----------------------------------------------------------------------------
                                                    2000            1999            1998            1997            1996
                                                 ----------      ----------      ----------      ----------      ----------
                                                                (Dollars in thousands, except per-share data)
SUMMARY OF INCOME
-----------------
Interest income ..........................       $  462,581      $  418,730      $  409,234      $  387,248      $  353,636
Interest expense .........................          210,481         174,827         177,694         168,153         151,437
                                                ------------    ------------    ------------    ------------    ------------
Net interest income ......................          252,100         243,903         231,540         219,095         202,199
Provision for loan losses ................            8,645           8,216           5,582           8,417           5,951
Other income .............................           69,611          61,358          58,293          48,713          41,653
Other expenses ...........................          165,022         159,340         155,908         149,538         144,174
                                                ------------    ------------    ------------    ------------    ------------
Income before income taxes ...............          148,044         137,705         128,343         109,853          93,727
Income taxes .............................           44,240          40,479          39,832          33,448          27,815
                                                ------------    ------------    ------------    ------------    ------------
Net income ...............................       $  103,804      $   97,226      $   88,511      $   76,405      $   65,912
                                                ============    ============    ============    ============    ============

PER-SHARE DATA (1)
------------------
Net income (basic) .......................       $     1.46      $     1.34      $     1.22      $     1.06      $     0.92
Net income (diluted) .....................             1.45            1.33            1.21            1.04            0.91
Cash dividends ...........................            0.623           0.558           0.504           0.431           0.381

PERIOD-END BALANCES
-------------------
Total assets .............................       $6,571,155      $6,070,019      $5,838,663      $5,377,654      $4,936,072
Net loans ................................        4,806,498       4,364,776       3,972,976       3,904,087       3,535,202
Deposits .................................        4,934,405       4,546,813       4,592,969       4,418,543       4,072,400
Long-term debt ...........................          441,973         328,250         296,018          53,045          67,498
Shareholders' equity .....................          679,336         614,294         608,334         564,491         500,294

AVERAGE BALANCES
----------------
Average shareholders' equity .............       $  623,780      $  615,928      $  587,552      $  523,252      $  475,243
Average total assets .....................        6,270,397       5,890,619       5,535,447       5,117,365       4,725,999


(1) Adjusted for stock dividends and stock splits.



Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

     This discussion concerns Fulton Financial Corporation (the Corporation), a financial holding company registered under the Bank Holding Company Act and incorporated under the laws of the Commonwealth of Pennsylvania in 1982, and its wholly-owned subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and other financial information presented in this report.

     The Corporation has made, and may continue to make, certain forward-looking statements with respect to acquisition and growth strategies, market risk, expenses, the effect of competition on net interest margin and net interest income, investment strategy and income growth, investment securities gains, deposit and loan growth, asset quality, changes in organizational structure, balances of risk-sensitive assets to risk-sensitive liabilities, and other financial and business matters for future periods. The Corporation cautions that these forward-looking statements are subject to various assumptions, risks and uncertainties. Because of the possibility that the underlying assumptions may change, actual results could differ materially from these forward-looking statements.

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

MERGER AND ACQUISITION ACTIVITY
-------------------------------

     The Corporation has historically supplemented its internal growth through the strategic acquisition of community banks with similar operating philosophies. More recently, the Corporation has also looked to non-bank entities to support its noninterest income growth initiatives. In 2000, the Corporation completed the acquisition of Skylands Financial Corporation, a community bank holding company, and announced two additional acquisitions to be finalized in 2001.

     Skylands Financial Corporation - On August 1, 2000, the Corporation completed its acquisition of Skylands Financial Corporation (SFC) of Hackettstown, New Jersey. SFC's sole subsidiary, Skylands Community Bank (Skylands), had approximately $240 million in total assets on the acquisition date. This acquisition allowed the Corporation to expand its geographical reach into northern New Jersey through Skylands's eight community banking offices located in Morris, Warren and Sussex counties.

     Under the terms of the merger agreement, each of the 2.5 million outstanding shares of SFC's common stock was exchanged for 0.819 shares of the Corporation's common stock. In addition, the 308,000 options to acquire shares of SFC stock were also exchanged for options to purchase the Corporation's common stock. As a result of the acquisition, SFC was merged with and into the Corporation and Skylands became the Corporation's third banking subsidiary located in New Jersey.

     The acquisition was accounted for as a purchase, and goodwill of approximately $17.5 million was recorded as the purchase price paid in excess of the net assets acquired. The goodwill is being amortized to expense on a straight line basis over 15 years. The accounts and results of operations of Skylands are included in the financial statements of the Corporation prospectively from the August 1, 2000 acquisition date.

     Dearden, Maguire, Weaver and Barrett, Inc. - On January 2, 2001, the Corporation completed its previously announced acquisition of investment management and advisory company Dearden, Maguire, Weaver and Barrett, Inc. (Dearden Maguire). Dearden Maguire provides investment advice to, and manages the assets of, clients in the mid-Atlantic region. The firm currently has approximately $1.3 billion in assets under management. Dearden Maguire will retain its name and will operate in conjunction with Fulton Financial Advisors, N.A. (Advisors), the Corporation's investment management and trust services subsidiary. Since the acquisition was accounted for under the purchase method of accounting, the accounts and results of operations of Dearden Maguire are not included in the financial statements of the Corporation for periods prior to January 2, 2001.

     Drovers Bancshares Corporation - On December 27, 2000, the Corporation entered into a merger agreement to acquire Drovers Bancshares Corporation (Drovers), of York, Pennsylvania. Drovers is an $800 million bank holding company whose primary subsidiary is The Drovers & Mechanics Bank (Drovers Bank), which has 16 community banking offices in York County, Pennsylvania and one office in Frederick County, Maryland.

     Under the terms of the merger agreement, each of the approximately 5.1 million shares of Drover's common stock outstanding will be exchanged for 1.24 shares of the Corporation's common stock. In addition, each of the 247,000 options to acquire Drovers stock will be converted to options to purchase the Corporation's stock. The acquisition is subject to approval by bank regulatory authorities and Drovers' shareholders and is expected to be completed in the third quarter of 2001. The acquisition will be accounted for as a pooling of interests.

     As a result of the acquisition, Drovers will be merged into the Corporation and Drovers Bank will be merged into Fulton Bank, the Corporation's largest affiliate bank. The trust business of Drovers Bank will be transferred to Advisors. This acquisition will allow the Corporation to expand its presence in the York County, Pennsylvania market.

     Sovereign Bank Branches - On January 29, 2001, the Corporation entered into a definitive agreement with Sovereign Bank (Sovereign) to acquire 18 branch offices located in Delaware, New Jersey and Pennsylvania. These branch offices, which include approximately $319 million in deposits and $53 million in loans, will be operated through existing banking affiliates of the Corporation. The transaction is subject to regulatory approvals and is expected to be completed in the second quarter of 2001.

RESULTS OF OPERATIONS
---------------------

Overview

     Net income and net income per share continued to increase steadily in 2000. Net income for 2000 was $103.8 million, or $1.45 per share (diluted). This was an increase of $6.6 million, or 6.8%, over 1999 net income of $97.2 million. Diluted net income per share increased 9.0% over the $1.33 realized in 1999. Net income for 1999 was $8.7 million, or 9.8%, greater than 1998, while diluted net income per share represented an increase of 9.9% over $1.21 for 1998. All per-share amounts have been restated for the effect of the 5% stock dividend paid in May, 2000.

     The Corporation's increase in earnings per-share outpaced the growth in net income as a result of share repurchase plans which resulted in fewer average shares outstanding in 2000 (71.7 million) as compared to 1999 (72.8 million). The largest of the repurchase plans was in place to acquire shares which were subsequently re-issued for the acquisition of SFC.

     During 2000, the interest rate environment and competition continued to cause pressure on the Corporation's net interest margin. Strong loan growth was unable to completely offset the decline in the margin and the result was a lower growth rate in net interest income than had been realized in prior years. The Corporation relied on non-interest revenue sources and expense controls to supplement net income growth for the year.

     There were no significant non-recurring items which impact the comparability of net income with prior periods. However, since the acquisition of SFC in August, 2000 was accounted for as a purchase, comparisons of balances, revenue and expenses between 2000 and 1999 may be affected. Where appropriate, the effect of Skylands is isolated in the discussion that follows.

     The Corporation's return on average assets for 2000 was 1.66% as compared with 1.65% in 1999 and 1.60% in 1998. Return on average shareholders' equity
(ROE) was 16.64% in 2000 as compared to 15.79% in 1999 and 15.06% in 1998. The
ROE improvement reflects the growth in net income coupled with a lower growth rate for average shareholders' equity resulting from the share repurchase programs and an increase in the average unrealized loss on investment securities.

Net Interest Income

     Net interest income is the most significant component of the Corporation's net income. The ability to manage net interest income over a variety of interest rate and economic environments is important to the success of a banking entity. Net interest income growth is generally dependent upon balance sheet growth and maintaining a strong net interest margin. See also the discussion of "Interest Rate Risk" later in this section.

     Net interest income for 2000 was $252.1 million, an $8.2 million, or 3.4%, increase over 1999. Excluding the contribution from Skylands, net interest income increased $3.4 million, or 1.4%. This compares to a 1999 increase of $12.4 million, or 5.3%, to $243.9 million. The "Comparative Average Balance Sheets and Net Interest Income Analysis" on page 20 and the "Rate/Volume Table" above summarize the components of net interest income and illustrate variances as a result of changes in interest rates versus growth in assets and liabilities.

     The Corporation's net interest margin for 2000 was 4.41%, a 15 basis point decrease from 4.56% in 1999, which was two basis points lower than 1998. Over the past two years, the Corporation experienced strong loan growth, resulting in net interest income growth. However, as the Corporation's funding mix gradually shifted from deposits to borrowings and as the Federal Reserve increased short-term interest rates six times over the past two years, the net interest margin has gradually declined, reducing the benefit of the loan increases. While the decrease in net interest margin in 2000 negatively impacted net interest income growth, the overall margin continued to be strong relative to the Corporation's peer group and the industry in general. Management believes that its asset/liability management practices will continue to minimize the effects of interest rate fluctuations.

2000 v. 1999

     Interest income increased $43.9 million, or 10.5%, to $462.6 million in 2000 from $418.7 million in 1999. Excluding Skylands, the increase was $35.5 million, or 8.5%. This growth was mainly volume driven, with $33.1 million of the increase attributable to growth in earning assets ($383.6 million, or 7.0%) and the remaining $10.8 million the result of interest rate increases. On average, the yield on earning assets increased 25 basis points to 7.86% in 2000 from 7.61% in 1999.

     The growth in average interest-earning assets occurred mostly in loans, which increased $464.2 million, or 11.1% ($391.9 million, or 9.4%, excluding the impact of Skylands) to $4.6 billion. Commercial loans ($161.5 million, or 16.8% increase) and commercial mortgage loans ($182.9 million, or 16.4% increase) accounted for the majority of the growth. Consumer loans, primarily as a result of an increase in home equity lines of credit and second mortgage loans, grew $80.1 million, or 18.6%. Residential mortgage loans increased only $32.9 million, or 3.8%, as the Corporation continued to sell originated fixed rate mortgage loans.

     Offsetting the increase in average loans was a decline in investment securities balances, which decreased $85.1 million, or 6.5%, to $1.2 billion in 2000. In general, proceeds from maturities were used to support loan growth rather than being reinvested in securities.

     The 25 basis point increase in average yields on earning assets reflected the changes in the interest rate environment in general. As market rates rose in response to the actions of the Federal Reserve, the Corporation's earning assets also gradually readjusted to higher rates. However, the average loan yield increased only 20 basis points to 8.42% despite a 125 basis point increase in the average prime lending rate to 9.25% in 2000 from 8.00% in 1999. This reflects competition from other lenders and the loan portfolio mix, which included longer-term fixed rate loans originated when rates were lower.

     Interest expense increased $35.7 million, or 20.4%, to $210.5 million in 2000 from $174.8 million in 1999 ($32.2 million, or 18.4%, increase, excluding Skylands). Unlike interest income, which was mainly volume driven, the interest expense increase was driven more by rate increases. Increases in average balances accounted for $14.1 million of the increase, while rates accounted for $21.6 million of the increase.

     Average interest-bearing deposits increased $122.4 million, or 3.2%, to $3.9 billion in 2000. This modest increase, however, was impacted by the Skylands acquisition, which added $76.7 million to the annual average balance. Increasing deposits continued to be a challenge for the Corporation - and banks in general - as non-bank alternatives continued to be attractive to consumers. While most of the deposit increase, $90.8 million, was in more costly time deposits, the Corporation did have some success in raising noninterest-bearing demand deposits, which grew $60.6 million, or 8.4%.

     As deposit growth lagged the increase in earning assets, the Corporation turned to alternative funding sources. Average short-term borrowings, consisting of overnight repurchase agreements and Federal funds purchased, increased $126.3 million, or 36.1%, and long-term debt, consisting of advances from the Federal Home Loan Bank (FHLB), increased $61.3 million, or 20.3%. The increases in borrowings were not impacted by Skylands.

     Average interest rates paid on interest-bearing liabilities increased 49 basis points to 4.41% as compared to 3.92% in 1999. This increase far outpaced the increase in yields on earning assets and reflected the change in the funding mix from lower cost deposits to higher cost borrowings. In addition, the Corporation's liabilities, on average, are shorter in term than its assets, causing them to react more quickly to changes in interest rates.

1999 v. 1998

     Interest income increased $9.5 million, or 2.3%, to $418.7 million in 1999 from $409.2 million in 1998. This increase was mainly attributable to volume as average interest-earning assets increased $348.4 million, or 6.8%, resulting in $25.3 million of additional interest income. This was offset by a $15.8 million reduction in interest income as a result of a 33 basis point drop in average yields on earning assets.

     The growth in average interest earning-assets occurred mostly in loans, which increased $212.7 million, or 5.4%. Commercial loans ($84.9 million, or 9.7% increase) and commercial mortgage loans ($90.0, or 8.6% increase) accounted for much of this growth. In addition, home equity loans ($79.1 million, or 32.0% increase) contributed to an increase in consumer loans as a result of several promotions during the year.

     Average investment securities increased $160.2 million, or 13.9%, mainly in mortgage-backed securities ($114.6 million, or 17.8% increase) and tax-free municipal investments ($92.8 million, or 95.8% increase). During the period, mortgage-backed securities had become attractive because of the flexibility in matching expected cash flows with corporate needs while providing a higher rate of return than traditional government securities. Municipal investments had carried taxable equivalent interest rates that were favorable in comparison to taxable alternatives.

     The 33 basis point decline in average yields on earning assets reflected the changes in the interest rate environment in general. The average yield on loans decreased 31 basis points from 8.53% in 1998 to 8.22% in 1999. This decrease corresponded to the decrease in the average prime lending rate, which was 8.35% in 1998 and 8.00% in 1999, a 35 basis point drop. While the prime rate has become a lesser used index for pricing loans than other rates, it remains an effective gauge of the overall interest rate environment.

     Interest expense decreased $2.9 million, or 1.6%, to $174.8 million in 1999 from $177.7 million in 1998. This decrease was mainly a function of rates, as the average cost of funds decreased 33 basis points, resulting in a $14.0 million decrease in interest expense. This was offset by a $273.1 million, or 6.5%, increase in average interest-bearing liabilities which generated an $11.1 million increase in interest expense.

     Average interest-bearing deposits were essentially flat in 1999, registering a slight $6.7 million, or 0.1%, decrease. The decrease in average balances of time deposits ($66.7 million, or 2.9%), was offset by increases in savings deposits ($15.3 million, or 1.5% increase) and interest-bearing demand deposits ($44.6 million, or 8.4% increase).

     To support the growth in earning assets, the Corporation increased its borrowings -- both short-term and long-term. Short-term borrowings grew $140.2 million, or 67.0%, mainly in Federal funds purchased ($90.5 million) and customer repurchase agreements ($37.6 million). To take advantage of favorable long-term rates in late 1998 and to better match the repricing of its assets, the Corporation also increased its long-term debt. Average long-term debt, which consisted of advances from the FHLB, increased $139.6 million, or 85.9%.

     Average interest rates on interest-bearing liabilities decreased in line with the decreases realized on earning assets. This was reflective of the general interest rate environment. Because of the consistent decline, the Corporation's net interest margin remained fairly stable, decreasing only two basis points from 4.58% in 1998 to 4.56% in 1999.

Provision and Allowance for Loan Losses

     Additions to the Corporation's allowance for loan losses are charged to income through the provision for loan losses when, in the judgement of management and based on continuing analyses of the loan portfolio, it is believed that the allowance is not adequate. Management considers various factors in assessing the adequacy of the allowance for loan losses and determining the provision for the period. Among these are charge-off history and trends, risk classification of significant credits, adequacy of collateral, the mix and risk characteristics of loan types in the portfolio, and the balance of the allowance relative to total and non-performing loans. Additional consideration is given to regional and national economic conditions.

     The tables below summarize non-performing assets (including accruing loans greater than 90 days past due) and net charge-offs by major loan category as of or for the years ended December 31, 2000, 1999 and 1998 (dollars in thousands).


                                                           Nonperforming Assets
                                ----------------------------------------------------------------------------
                                         2000                      1999                       1998
                                -----------------------   -----------------------    -----------------------
                                  Amount      % Change      Amount      % Change       Amount      % Change
                                ----------   ----------   ----------   ----------    ----------   ----------
Real estate loans............   $   17,690      (5.7)%    $   18,758       7.5%      $   17,449     (16.7)%
Commercial &
     industrial loans........        4,944      14.6           4,316     (39.5)           7,130      37.9
Consumer loans...............        3,958      (3.3)          4,095     (29.5)           5,811      11.2
Other real estate owned......          931       1.5             917     (35.4)           1,420      (7.6)
                               ------------   ---------  ------------  ---------    ------------   ---------

Total........................   $   27,523      (2.0)%    $   28,086     (11.7)%     $   31,810      (3.3)%
                               ============   =========  ============  =========    ============   =========

Non-performing
     assets/Total assets.....        0.42%                     0.46%                      0.54%
                               ============              ============               ============
Non-performing
     loans/Total loans.......        0.55%                     0.61%                      0.75%
                               ============              ============               ============


                                                             Net Charge-Offs
                                ----------------------------------------------------------------------------
                                         2000                      1999                       1998
                                -----------------------   -----------------------    -----------------------
                                  Amount      % Change      Amount      % Change       Amount      % Change
                                ----------   ----------   ----------   ----------    ----------   ----------
Real estate loans............   $      808      (8.2)%    $      880      84.5%      $      477     (48.5)%
Commercial &
     industrial loans........        3,484     172.0           1,281       7.7            1,189     123.4
Consumer loans...............        4,348     (25.5)          5,839      43.9            4,058      12.1
                               ------------   ---------  ------------  ---------    ------------   ---------

Total........................   $    8,640       8.0%     $    8,000      39.8%      $    5,724      12.7%
                               ============   =========  ============  =========    ============   =========

Net charge-offs/
     average loans...........        0.19%                     0.19%                      0.14%
                               ============              ============               ============

     The provision for loan losses for 2000 increased $429,000, or 5.2%, to $8.6 million, as compared to $8.2 million in 1999. The 1999 provision was $2.6 million, or 47.2%, higher than the 1998 provision of $5.6 million. In all three years, the provision was consistent with the level of net charge-offs ($8.6 million in 2000, $8.0 million in 1999 and $5.7 million in 1998).

     In comparison to the strong loan growth in 2000, the provision increase was relatively moderate. This reflects the fact that the Corporation's asset quality continued to improve. Nonperforming assets (NPA's), which include nonaccrual loans and accruing loans more than 90 days past due, decreased to $27.5 million in 2000 from $28.1 million in 1999. NPA's as a percentage of total assets improved to 0.42% at December 31, 2000 as compared to 0.46% in 1999. The Corporation's asset quality also remained strong in terms of net charge-offs. Net charge-offs as a percentage of average loans of 0.19% was unchanged from 1999.

     For 2000, the Corporation saw an increase in commercial loans in both NPA's and net charge-offs. This resulted mainly from one account which management believes is adequately reserved and which management believes is not indicative of additional quality issues in the portfolio. As the volume of new consumer loans - mainly indirect automobile loans - has decreased compared to prior periods, so have the losses on the portfolio. The result has been a decrease in consumer NPA's and net charge-offs.

     The Corporation's periodic loan portfolio review and allowance calculations resulted in 70% of the total balance being allocated to specific loans and loan types at December 31, 2000 as compared to 68% at December 31, 1999. The allowance for loan losses as a percentage of total loans declined to 1.24% at December 31, 2000 from 1.30% at December 31, 1999. This decline reflects the significant growth in loan balances, a lower increase in the provision for loan losses and a stable level of charge-offs. Management believes that the allowance balance of $60.3 million at December 31, 2000 is sufficient to cover losses incurred in the loan portfolio and is appropriate based on applicable accounting standards.

Other Income

     Noninterest income was $69.6 million in 2000, an $8.3 million, or 13.5%, increase over 1999. Excluding investment securities gains of $8.8 million in 2000 and $8.2 million in 1999, the increase in other income was $7.6 million, or 14.2%. The acquisition of Skylands accounted for $558,000 of the increase in noninterest income. Excluding the impact of securities gains, other income increased $6.3 million, or 13.3%, in 1999.

     Every category of other income registered strong growth in 2000, except for mortgage banking income. With the increase in average mortgage loan rates over the past two years, refinance activity declined and, thus, the Corporation's volume of loan sales also declined. Mortgage sale gains decreased $758,000, or 29.7%, to $1.8 million in 2000.

     In May, 2000, the Corporation formed Advisors as a separate investment management and trust services subsidiary. Advisors consolidated the existing investment and trust businesses at the Corporation's affiliate banks to create a centralized approach for delivering investment management, brokerage, trust services, private banking and insurance to the Corporation's customers. Investment management and trust services income increased $2.9 million, or 18.1%, to $19.0 million in 2000. This is a somewhat lower growth rate than the $3.5 million, or 27.3%, increase realized in 1999. Results were hampered by the sell-off in securities markets which reduced the demand for brokerage services and also impacted the level of fees generated on managed accounts as portfolios decreased in value.

     As previously discussed, the Corporation and the industry have faced challenges in growing deposits as customers have diversified their holdings into alternative, non-FDIC insured, investment products. In addition to enhancing noninterest income, Advisors offers similar financial services as other non-bank competitors and has, therefore, been able to help the Corporation's customers diversify their financial holdings.

     Service charges on deposits increased $3.0 million, or 14.3%, to $24.3 million in 2000. Cash management fees ($1.3 million, or 33.9% increase) grew as the number of cash management accounts continued to increase, mainly as a result of the continued growth of the Corporation's commercial business. Overdraft fees ($853,000, or 11.1% increase) and other service charges on deposits ($930,000, or 9.4% increase) also increased as a result of changes in fee structures and an increase in demand and savings accounts, which produce the majority of service charges. In 1999, service charges on deposits grew $2.3 million, or 12.1%, also as a result of these factors.

     Other service charges and fees increased $2.6 million, or 22.3%, to $14.2 million in 2000, following an increase of $1.1 million, or 10.8%, in 1999. The increase in 2000 was realized in several categories, including debit card revenues ($551,000, or 21.3% increase), merchant fees ($737,000, or 34.1% increase), and net revenues from the Corporation's credit life reinsurance subsidiary ($630,000 increase). Other service charge growth is dependent upon the roll out of the Corporation's various products and services to all of its affiliates, especially those acquired more recently which may not have offered these products in the past.

     Investment securities gains increased $674,000, or 8.3%, to $8.8 million in 2000 following a decrease of $3.2 million, or 28.1%, to $8.2 million in 1999. The equity investment portfolio consists of common stocks of financial institutions, many of which are located in and around the Corporation's general geographic market area. In 1998, bank stock values were generally higher than in 2000 and 1999, resulting in higher gains realized in 1998. Management monitors the Corporation's equity portfolio and makes periodic sale and investment decisions based on its assessment of the investments' values.

Other Expenses

     Noninterest expenses for 2000 increased $5.7 million, or 3.6%, to $165.0 million. This followed a 1999 increase of $3.4 million, or 2.2%, to $159.3 million. Total noninterest expenses in 1998 were $155.9 million. Excluding the impact of Skylands, the increase in expenses in 2000 was only $2.8 million, or 1.7%. The Corporation's efficiency ratio, which is the ratio of noninterest expenses to fully taxable equivalent revenues (excluding securities gains), improved to 51.6% in 2000, as compared to 52.4% in 1999 and 55.4% in 1998.

     Salaries and employee benefits increased $4.5 million, or 5.0%, in 2000 to $93.1 million, as compared to a $4.5 million, or 5.4%, increase to $88.7 million in 1999. Excluding the impact of Skylands, the 2000 increase was $3.0 million, or 3.4%. In both 2000 and 1999, the increase in salaries and benefits resulted from an increase in the number of average full-time equivalent employees (2,409 in 2000 as compared to 2,354 in 1999 and 2,333 in 1998) and normal merit increases.

     The 2000 increase was offset by a $93,000, or 1.4%, decrease in retirement plan expenses as the defined benefit plan was grandfathered and employees were converted to the profit sharing plan (see "Note I - Employee Benefit Plans" in the Notes to Consolidated Financial Statements). In 1999, as this transition was occurring, retirement plan expense increased $863,000, or 14.4%. In addition, employee health insurance remained flat in 2000 as compared to 1999, after experiencing a $480,000, or 8.6%, increase in 1999.

     Net occupancy expense increased $619,000, or 4.6% to $14.0 million, following a 1999 increase of $953,000, or 7.7%. Equipment expense increased $312,000, or 3.3%, in 2000 following an increase of $473,000, or 5.2%, in 1999.
In both periods, the increases were due to normal growth of the Corporation.

     In 1999, the Corporation began the construction of a $24 million, 100,000 square foot office building in downtown Lancaster, Pennsylvania. This building, which will be adjacent to the Corporation's existing main office, will be used to accommodate current and future occupancy needs of the Corporation. In the first several years, however, portions of the facility will be leased to third parties. Construction is expected to be completed in the second quarter of 2001 and no depreciation expense was recognized in the Corporation's financial statements in 2000.

     Data processing expense decreased $307,000, or 2.8%, in 2000, compared to a $446,000, or 4.2%, increase in 1999. In 2000, the Corporation's contract with its third party loan and deposit processor was renegotiated, resulting in savings to the Corporation.

     Other noninterest expenses increased $606,000, or 1.6%, to $37.4 million in 2000 as compared to $36.8 million in 1999. The 1999 expense was a $3.0 million, or 7.5%, decrease from the 1998 amount. The moderate increase in other expenses during 2000 reflects the positive impact of expense monitoring and control activities as well as efficiencies gained through technology improvements. Increases were realized in certain categories, such as advertising expense ($676,000, or 15.3%), to support the continued growth of the Corporation.

     The decrease in other expense realized in 1999 was due to: $1.4 million in merger-related professional fees in 1998; $700,000 in net non-equity contributions related to low income housing projects in 1998; a $500,000 reduction in the expenses related to the corporate-owned life insurance program; and a decrease in certain expense categories as a result of efficiencies realized from mergers, including advertising ($401,000, or 8.3%, decrease in 1999), legal fees ($278,000, or 26.6% decrease) and supplies ($373,000, or 7.9%
decrease).

Income Taxes

     Income taxes increased $3.8 million, or 9.3%, in 2000 as compared to a $647,000, or 1.6%, increase in 1999. The effective tax rates were 29.9%, 29.4% and 31.0% in 2000, 1999 and 1998, respectively. In general, the variances from the 35% Federal statutory rate consisted of tax-exempt interest income, investments in low and moderate income housing partnerships (which qualify for Federal tax credits - net credits of $3.4 million were recognized in 2000 and 1999 and net credits of $2.7 million were recognized in 1998), and certain merger-related expenses which are not deductible. The increase in the effective rate in 2000 was due to non-deductible goodwill amortization from the Skylands acquisition. The decrease in the effective tax rate in 1999 reflected no merger expenses in 1999 and an increase in tax-free municipal investments. See also "Note H - Income Taxes" in the Notes to Consolidated Financial Statements.

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
AVERAGE CONSOLIDATED BALANCE SHEETS


                                                                         December Monthly Averages
                                                              ------------------------------------------------
                                                                   2000             1999             1998
                                                               ------------     ------------     ------------
ASSETS                                                                         (in thousands)
------
Cash and due from banks ..................................     $   233,775      $   258,676      $   225,190
Other interest-earning assets ............................          18,135            3,015            5,130
Investment securities ....................................       1,217,212        1,243,490        1,382,729
Loans, including loans held for sale .....................       4,873,976        4,391,099        4,031,276
Less: Allowance for loan losses ..........................         (61,449)         (58,859)         (58,197)
                                                              -------------    -------------    -------------
         Net Loans .......................................       4,812,527        4,332,240        3,973,079
                                                              -------------    -------------    -------------

Premises and equipment ...................................          96,637           79,156           75,926
Other assets .............................................         162,221          148,745          131,855
                                                              -------------    -------------    -------------
         Total Assets ....................................     $ 6,540,507      $ 6,065,322      $ 5,793,909
                                                              =============    =============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
  Noninterest-bearing ....................................     $   825,932      $   738,377      $   709,934
  Interest-bearing .......................................       4,052,124        3,800,163        3,806,451
                                                              -------------    -------------    -------------
         Total Deposits ..................................       4,878,056        4,538,540        4,516,385
                                                              -------------    -------------    -------------

Short-term borrowings ....................................         444,456          476,475          274,835
Long-term debt ...........................................         444,839          330,959          296,035
Other liabilities ........................................         111,950           98,508           98,839
                                                              -------------    -------------    -------------
         Total Liabilities ...............................       5,879,301        5,444,482        5,186,094
                                                              -------------    -------------    -------------

         Total Shareholders' Equity ......................         661,206          620,840          607,815
                                                              -------------    -------------    -------------
         Total Liabilities and Shareholders' Equity ......     $ 6,540,507      $ 6,065,322      $ 5,793,909
                                                              =============    =============    =============


FINANCIAL CONDITION
-------------------

     The Corporation functions as a financial intermediary and its financial condition is analyzed in terms of its sources and uses of funds. The table on page 26 highlights the trends in the balance sheet over the past two years. Because annual averages may conceal trends and ending balances can be distorted by one-day fluctuations, the average balances for the month of December in 2000, 1999 and 1998 are provided to give a better indication of trends in the balance sheet. All references within the discussion that follows are to these December average balances unless specifically noted otherwise.

     The Corporation's balance sheet continued to grow in 2000, as assets increased $475 million, or 7.8%, to $6.5 billion, as compared to $6.1 billion in 1999. Excluding Skylands, assets grew $232 million, or 3.8%. Asset growth in 1999 was $271 million, or 4.7%. In both 2000 and 1999, the balance sheet growth was asset driven, mostly through increases in loans.

Loans

     Loans outstanding (net of unearned income) increased $482.9 million, or 11.0%, in 2000 to reach a level of $4.9 billion. Excluding Skylands, loans increased $313 million, or 7.1%. In 1999, loans grew by $359.8 million, or 8.9%.

     As noted in the "Net Interest Income" section, commercial loans and mortgages accounted for most of the recent growth. In 2000, commercial loans increased $185 million, or 18.0%, while commercial mortgage loans increased $199 million, or 16.8%. In 1999, these loan categories grew $151 million, or 17.2%, and $114 million, or 10.6%, respectively. Home equity loans also increased during both periods -- $73 million, or 20.6%, in 2000 and $58 million, or 19.5%, in 1999.

     Other than home equity loans, growth in the retail loan categories was minimal. Residential mortgage loans increased $51 million, or 5.8%, mainly in adjustable rate loans as originated fixed rate mortgages were generally sold to minimize interest rate risk. Consumer loans, excluding home equities, decreased $43.7 million, or 5.0%, as the Corporation's direct and indirect automobile loans decreased.

Investment Securities

     In 2000, investment securities decreased $26.3 million, or 2.1% ($82.4 million, or 6.6%, excluding the impact of Skylands), to $1.2 billion, following a $139.2 million, or 10.1%, decrease in 1999. In general, over the past two years, funds from maturing investment securities have been used to support loan growth. Purchases of investment securities have decreased considerably over the past two years. In 1998, the Corporation had total purchases of $750 million. This declined to only $160 million in 2000.

     The Corporation classified approximately 93% of its investment securities ($1.1 billion) as available for sale at December 31, 2000 and, as such, these investments were recorded at their estimated fair values. The increase in interest rates during 1999 resulted in total net unrealized losses of $32.5 million on non-equity investments at December 31, 1999, a shift of $39.7 million from $7.2 million in net unrealized gains at December 31, 1998. As of December 31, 2000, however, this unrealized loss had declined to $5.0 million. The Corporation prefers the available for sale classification as it provides flexibility in managing liquidity needs.

     The Corporation also maintains an equity investment portfolio, consisting of FHLB and other government agency stock ($34.2 million), as well as stocks of other financial institutions ($50.1 million). This portfolio has historically been a source of capital appreciation and realized gains ($8.8 million in 2000, $8.2 million in 1999 and $11.4 million in 1998). Management periodically sells bank stocks when valuations and market conditions warrant such sales.

Premises and Equipment

     Premises and equipment increased $17.5 million, or 22.1%, in 2000 to $96.6 million, following a $3.2 million, or 4.3%, increase in 1999. The 2000 increase resulted from construction of the Corporation's new office space. When the project is completed in 2001, the total cost will be approximately $24 million. No depreciation expense was recorded in the Corporation's financial statements as the construction was not completed as of December 31, 2000.

Cash and Due from Banks

     Cash and due from banks decreased $24.9 million, or 9.6%, to $233.8 million in 2000, following a $33.5 million, or 14.9%, increase in 1999. These fluctuations resulted from the Year 2000 contingency planning precautions whereby the Corporation maintained higher than normal balances of cash near the end of 1999.

Other Assets

     Other assets increased $13.5 million, or 9.1%, in 2000 to $162.2 million, following a $16.9 million, or 12.8%, increase in 1999. This increase was primarily a result of $17.5 million of goodwill recorded in connection with the SFC acquisition. The increase in 1999 was mainly due to the net deferred tax asset, which grew $17.7 million. This was caused by the $46.7 million decrease in the unrealized gain on available for sale investment securities, and the resulting decline in the related deferred tax liability.

     The Corporation continued to increase its participation in affordable housing and community development projects through investments in partnerships. Equity commitments totaling $8.2 million were made to five new projects. The Corporation made its initial investment of this type during 1989 and is now involved in 39 projects, all located in the communities served by its subsidiary banks. The carrying value of these investments was approximately $31.9 million at December 31, 2000. With these investments, the Corporation not only improves the quantity and quality of available housing for low income individuals in support of its banks' Community Reinvestment Act compliance effort, but also becomes eligible for tax credits under Federal and, in some cases, state programs.

Deposits and Borrowings

     Deposits increased $339.5 million, or 7.5%, to $4.9 billion. Excluding the impact of Skylands, the increase was $123.6 million, or 2.7%. This compares to an increase of $22.2 million, or 0.5%, in 1999. Although competition for deposits continued to be strong, the Corporation was able to achieve increases in most deposit categories. Excluding the impact of Skylands, noninterest-bearing demand deposits, which are most desirable due to their low cost, increased $44.6 million, or 6.0%; interest-bearing demand deposits increased $15.4 million, or 2.6%; and time deposits increased $82.6 million, or 3.8%.

     In 1999, competition for time deposits, which is mainly focused on interest rates, resulted in a decrease of $29.4 million, or 1.3%. Most notably, certificates of deposit with original maturities of less than one year decreased $104.3 million, or 14.6%. Demand and savings deposits, however, did see increases in 1999 ($51.6 million, or 2.3%). With reasonable funding alternatives available, the Corporation avoided simply paying the highest rates to attract new time deposits.

     Short-term borrowings, consisting mainly of Federal funds purchased and customer and broker repurchase agreements, decreased $32.0 million, or 6.7%, in 2000 to $444.5 million after increasing $201.6 million, or 73.4%, in 1999. During 2000, the Corporation attempted to relieve its reliance on short-term funding and the associated interest rate risk by using longer term borrowings. As a result, long term debt increased $113.9 million, or 34.4%.

     The general increases in both short and long-term borrowings over the past two years underscores the difficulty that the Corporation, and financial institutions in general, have had in generating deposit growth. Although these borrowings have had little impact in the short term on the net interest margin, the Corporation will continue to target deposits as its primary funding source. Deposits, especially demand and savings, are generally less costly and provide an opportunity to expand its existing customer base. The acquisition of Skylands was beneficial to the Corporation as acquired deposits of approximately $216 million exceeded loans of approximately $167 million.

Shareholders' Equity

     Total shareholders' equity increased $65.0 million, or 10.6%, to $679.3 million at December 31, 2000. This compares to a $6.0 million, or 1.0%, increase in 1999. The growth in 2000 was the result of net income of $103.8 million and a $14.2 million improvement in unrealized losses on available for sale investment securities. These increases were offset by $44.3 million in cash dividends to shareholders. Although shareholders' equity also increased $31.9 million as a result of the SFC acquisition, this was offset by $45.2 million in repurchases of stock during the period, the majority of which was reissued to consummate the merger.

     The slower rate of increase in 1999 reflected two main changes. First, the reduction in the fair value of the Corporation's non-equity investments resulted in a shift from $23.6 million in unrealized gains in 1998 to $11.8 million in unrealized losses at December 31, 1999. Second, as a result of stock repurchase plans in 1999, treasury stock increased $13.5 million.

     Excluding treasury stock and accumulated other comprehensive income (loss), shareholders' equity increased $54.9 million, or 9.3%, in 1999. This resulted from net income growth offset by dividends paid to shareholders. Despite increasing dividends each year ($0.623 per share in 2000 and $0.558 per share in 1999), the Corporation maintained a consistent dividend payout ratio - 42.7% in 2000, 41.7% in 1999 and 41.2% in 1998.

     During 2000, the Corporation repurchased shares of its stock under two separate plans approved by its Board of Directors. The first was an open market repurchase program for up to 1.05 million shares through the end of 2000. The second was an open market repurchase program of up to 2.1 million shares. The second plan was adopted to minimize the increase in the number of outstanding shares of the Corporation as a result of its acquisition of SFC.

     Under the second plan, 2.0 million shares were repurchased during 2000 and all were reissued in connection with the SFC acquisition. This plan was cancelled as of the August 1, 2000 acquisition date. Under the first plan, 429,000 shares were repurchased through the plan's termination date on December 27, 2000.

     The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation's financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of December 31, 2000, the Corporation and each of its bank subsidiaries met the minimum capital requirements. In addition, the Corporation and each of its bank subsidiaries' capital ratios exceeded the amounts required to be considered "well-capitalized" as defined in the regulations.

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

Equity Market Price Risk:
     Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation's equity investments consist of common stocks of publicly traded financial institutions (cost basis of approximately $50.1 million at December 31, 2000), U.S. Government and agency stock (cost basis of approximately $34.3 million) and equity mutual funds (cost basis of approximately $17.1 million). The Corporation's equity investments had a total estimated fair value of $92.9 million at December 31, 2000. The $8.6 million net unrealized gain was primarily attributable to the financial institutions stock.

     Although the carrying value of equity investments accounted for only 1.7% of the Corporation's total assets, the unrealized gains on the portfolio represent a potential source of revenue. The Corporation has a history of periodically realizing gains from this portfolio and, if values were to decline significantly, this revenue source could be lost.

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

     In addition to its equity portfolio, the Corporation's investment management and trust services revenue could be impacted by fluctuations in the securities markets. A portion of the Corporation's revenue is based on the value of the underlying investment portfolios. If securities markets contract, the Corporation's revenue could be negatively impacted. In addition, the ability of the Corporation to sell its brokerage services is dependent upon the consumers' level of confidence in the outlook for rising securities prices.

Interest Rate Risk:
     Interest rate risk creates exposure in two primary areas. First, changes in rates have an impact on the Corporation's liquidity position and could affect its ability to meet obligations and continue to grow. Second, movements in interest rates can create fluctuations in the Corporation's net income and changes in the economic value of its equity.

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

     At December 31, 2000, liquid assets (defined as cash and due from banks, short-term investments, securities available for sale, and non-mortgage-backed securities held to maturity due in one year or less) totaled $1.4 billion, or 21.5%, of total assets. This compares to $1.4 billion, or 23.0%, of total assets at December 31, 1999. Liquidity is also provided by non-mortgage-backed securities held to maturity due from one to five years, which totaled $15.7 million and $14.5 million at December 31, 2000 and 1999, respectively. Principal payments received on the held to maturity mortgage-backed securities portfolio also provide liquidity. The Corporation had $62.1 million of such mortgage-backed securities at December 31, 2000 and $53.9 million at December 31, 1999.

     The loan portfolio provides an additional source of liquidity due to the Corporation's ability to participate in the secondary mortgage market. Sales of residential mortgages into the secondary market of $125.7 million and $184.5 million in 2000 and 1999, respectively, provided the necessary funding which allowed the Corporation to meet the needs of its customers for new mortgage financing.

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

     Each of the Corporation's subsidiary banks are members of the FHLB, which provides them access to FHLB overnight and term credit facilities. At December 31, 2000, the Corporation had $442.0 million in term advances from the FHLB with an additional $594 million of borrowing capacity (including both short-term funding on its lines of credit and long-term borrowings). This availability, along with Federal funds lines at various correspondent commercial banks, provides the Corporation with additional liquidity.

     The following table provides information about the Corporation's interest rate sensitive financial instruments. The table provides expected cash flows and weighted average rates for each significant interest rate sensitive financial instrument, by expected maturity period. None of the Corporation's financial instruments are classified as trading.


FULTON FINANCIAL CORPORATION
INTEREST RATE SENSITIVITY
(dollars in thousands)                                          Expected Maturity Period
                                   ----------------------------------------------------------------------------------
                                       2001          2002          2003          2004          2005         Beyond        Total
                                   -----------   -----------   -----------    -----------   -----------   -----------   -----------
Fixed rate loans (1)               $  930,084    $  642,575    $   496,925    $  329,321    $  224,664    $  704,656    $3,328,225
    Average rate (1)                     8.09%         7.98%          7.94%         7.93%         8.00%         7.67%         7.94%
Floating rate loans (2)               507,295       183,444        159,366       120,238        97,417       470,782     1,538,542
    Average rate                         9.81%         9.60%          9.59%         9.66%         8.68%         8.77%         9.36%

Fixed rate investments (3)            225,907       200,611        251,579       141,776       162,015       123,512     1,105,400
    Average rate                         6.09%         6.26%          6.17%         6.25%         6.19%         6.38%         6.22%
Floating rate investments (3)              50             -          1,000             -             -        13,830        14,880
    Average rate                         7.51%            -           5.55%            -             -          6.86%         6.77%

Other interest-earning assets           8,440             -              -             -             -             -         8,440
    Average rate                         6.31%            -              -             -             -             -          6.31%
                                   ------------------------------------------------------------------------------------------------
Total                              $1,671,776    $1,026,630    $   908,870    $  591,335    $  484,096    $1,312,780    $5,995,487
    Average rate                         8.33%         7.93%          7.74%         7.88%         7.53%         7.93%         7.98%
                                   ------------------------------------------------------------------------------------------------

Fixed rate deposits (4)            $1,443,646    $  627,563    $   157,455    $   37,324    $   43,398    $   24,342    $2,333,728
    Average rate                         5.76%         6.24%          6.02%         5.71%         6.33%         5.65%         5.91%
Floating rate deposits (5)            617,245       130,795        126,575       126,575       119,726     1,479,761     2,600,677
    Average rate                         3.58%         1.33%          1.27%         1.27%         1.16%         0.83%         1.56%

Fixed rate borrowings (6)             207,314           280        157,780           280        73,280         3,039       441,973
    Average rate                         5.72%         5.44%          5.26%         5.42%         6.36%         5.80%         5.66%
Floating rate borrowings (7)          408,166             -              -             -             -             -       408,166
    Average rate                         6.17%            -              -             -             -             -          6.17%
                                   ------------------------------------------------------------------------------------------------
Total                              $2,676,371    $  758,638    $   441,810    $  164,179    $  236,404    $1,507,142    $5,784,544
    Average rate                         5.32%         5.39%          4.39%         2.29%         3.72%         0.92%         3.96%
                                   ------------------------------------------------------------------------------------------------
                                   Estimated
                                   Fair Value
                                  ------------
Fixed rate loans (1)               $3,354,239
    Average rate (1)
Floating rate loans (2)             1,537,330
    Average rate

Fixed rate investments (3)          1,099,522
    Average rate
Floating rate investments (3)          14,845
    Average rate

Other interest-earning assets           8,440
    Average rate
                                   ----------
Total                              $6,014,376
    Average rate
                                   ----------

Fixed rate deposits (4)              2,350242
    Average rate
Floating rate deposits (5)          2,600,573
    Average rate

Fixed rate borrowings (6)             438,796
    Average rate
Floating rate borrowings (7)          408,166
    Average rate
                                   ----------
Total                              $5,797,777
    Average rate
                                   ----------

Assumptions:
1) Amounts are based on contractual maturities, adjusted for expected prepayments.
2) Average rates are shown on a fully taxable equivalent basis using an effective tax rate of 35%.
3) Amounts are based on contractual maturities, adjusted for expected prepayments on mortgage-backed securities.
4)   Amounts are based on contractual maturities of time deposits.
5) Money market and Super NOW deposits are shown in first year. NOW and savings accounts are spread based on history of deposit flows.
6) Amounts are based on expected payoffs and calls of Federal Home Loan Bank advances.
7) Amounts are Federal funds purchased and securities sold under agreements to repurchase, which mature in less than 90 days.

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

     Static gap provides a measurement of repricing risk in the Corporation's balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation's assets and liabilities into predetermined repricing periods. The assets and liabilities in each of these periods are summed and compared for mismatches within that maturity segment. Core deposits having noncontractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans held and for mortgage-backed securities includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation's policy limits the cumulative 6-month gap to plus or minus 15% of total earning assets. The cumulative 6-month gap as of December 31, 2000 was 1.08. The following is a summary of the interest sensitivity gaps for four different time intervals as of December 31, 2000:

                                 Daily        0-90      91-180     181-365
                               Adjustable     Days       Days        Days
                              ------------  -------    --------    --------
GAP........................       1.51        0.76       0.76        0.66

CUMULATIVE GAP.............       1.51        1.18       1.08        0.95

     Although the Corporation was in an asset-sensitive gap position at the end of the year, during 2000 its average 6-month gap was liability-sensitive at
0.95. Daily fluctuations distorted the balances of risk-sensitive assets and risk-sensitive liabilities at December 31, 2000. Management believes that this is a temporary situation and that the consolidated gap will be closer to neutral during 2001.

     Simulation of net interest income and of net income is performed for the next twelve-month period. A variety of interest rate scenarios is used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of earnings is used primarily to measure the Corporation's short-term earnings exposure to rate movements. The Corporation's policy limits the potential exposure of net interest income to 10% of the base case net interest income for every 100 basis point "shock" in interest rates. A "shock' is an immediate upward or downward movement of interest rates across the yield curve based upon changes in the prime rate. At December 31, 2000 the Corporation had a larger exposure to downward rate shocks, with net interest income at risk of loss over the next twelve months of 3%, 5% and 7% where interest rates are shocked downward by 100, 200 and 300 basis points, respectively.

     Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer term repricing risks and options in the Corporation's balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point "shock" movement in interest rates. As of December 31, 2000, neither upward nor downward shocks of 100,200 or 300 basis points were estimated to have negative effects upon economic value.

Common Stock
------------

     As of December 31, 2000, the Corporation had 71,925,079 shares of $2.50 par value common stock outstanding held by 15,997 shareholders of record. The common stock of the Corporation is traded on the national market system of the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol FULT.

     The following table presents the quarterly high and low prices of the Corporation's common stock and per-share cash dividends declared for each of the quarterly periods in 2000 and 1999. Per-share amounts have been retroactively adjusted to reflect the effect of stock dividends.


                                          Price Range
                                     --------------------     Per-Share
                                       High          Low       Dividend
                                     -------      -------     ----------
2000
----
First Quarter ................       $ 20.06      $ 15.18      $ 0.143
Second Quarter ...............         22.75        17.00        0.160
Third Quarter ................         21.94        19.00        0.160
Fourth Quarter ...............         23.88        19.44        0.160

1999
----
First Quarter ................       $ 19.91      $ 17.32      $ 0.130
Second Quarter ...............         20.59        18.45        0.143
Third Quarter ................         20.06        17.86        0.143
Fourth Quarter ...............         19.58        16.37        0.143

Item 8. Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

FULTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)


                                                                                                           December 31
                                                                                                  ------------------------------
                                                                                                      2000              1999
                                                                                                  -----------        -----------
Assets
------------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks ......................................................................    $   267,178        $   245,572
Interest-bearing deposits with other banks ...................................................          3,199              1,798
Mortgage loans held for sale .................................................................          5,241              1,016
Investment securities:
     Held to maturity (estimated fair value- $83,836 in 2000 and $84,777 in 1999) ............         84,762             85,474
     Available for sale ......................................................................      1,140,646          1,137,846

Loans ........................................................................................      4,879,683          4,432,030
     Less:  Allowance for loan losses ........................................................        (60,269)           (57,631)
            Unearned income ..................................................................        (12,916)            (9,623)
                                                                                                  -----------        -----------
                         Net Loans ...........................................................      4,806,498          4,364,776
                                                                                                  -----------        -----------
Premises and equipment .......................................................................         97,147             79,217
Accrued interest receivable ..................................................................         40,411             31,496
Other assets .................................................................................        126,073            122,824
                                                                                                  -----------        -----------

                         Total Assets ........................................................    $ 6,571,155        $ 6,070,019
                                                                                                  ===========        ===========
Liabilities
------------------------------------------------------------------------------------------------------------------------------------
Deposits:
     Noninterest-bearing .....................................................................    $   857,696        $   724,778
     Interest-bearing ........................................................................      4,076,709          3,822,035
                                                                                                  -----------        -----------
                         Total Deposits ......................................................      4,934,405          4,546,813
                                                                                                  -----------        -----------
Short-term borrowings:
     Securities sold under agreements to repurchase ..........................................        248,375            309,790
     Federal funds purchased .................................................................        155,000            172,250
     Demand notes of U.S. Treasury ...........................................................          4,791              5,506
                                                                                                  -----------        -----------
                         Total Short-Term Borrowings .........................................        408,166            487,546
                                                                                                  -----------        -----------
Accrued interest payable .....................................................................         41,637             32,313
Other liabilities ............................................................................         65,638             60,803
Long-term debt ...............................................................................        441,973            328,250
                                                                                                  -----------        -----------
                         Total Liabilities ...................................................      5,891,819          5,455,725
                                                                                                  -----------        -----------
Shareholders' Equity
------------------------------------------------------------------------------------------------------------------------------------
Common stock ($2.50 par)
     Shares:  Authorized 400 million
              Issued 72.8 million; Outstanding 71.9 million ..................................        182,052            173,392
Capital surplus ..............................................................................        444,570            394,234
Retained earnings ............................................................................         67,201             75,482
Accumulated other comprehensive income (loss) ................................................          2,358            (11,846)
Less: Treasury stock (899,000 shares in 2000 and 900,000 shares in 1999) .....................        (16,845)           (16,968)
                                                                                                  -----------        -----------
                         Total Shareholders' Equity ..........................................        679,336            614,294
                                                                                                  -----------        -----------

                         Total Liabilities and Shareholders' Equity ..........................    $ 6,571,155        $ 6,070,019
                                                                                                  ===========        ===========
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)

                                                                               Year Ended December 31
                                                                   --------------------------------------------
                                                                     2000              1999              1998
                                                                   --------          --------          --------
Interest Income
------------------------------------------------------------------------------------------------------------------
Loans, including fees .........................................    $391,328          $343,722          $338,536
Investment securities:
     Taxable ..................................................      57,353            62,229            60,744
     Tax-exempt ...............................................       8,635             8,388             4,749
     Dividends ................................................       4,510             4,124             3,505
Other interest income .........................................         755               267             1,700
                                                                   --------          --------          --------
                          Total Interest Income ...............     462,581           418,730           409,234

Interest Expense
------------------------------------------------------------------------------------------------------------------
Deposits ......................................................     164,020           143,165           159,684
Short-term borrowings .........................................      27,336            16,019             9,124
Long-term debt ................................................      19,125            15,643             8,886
                                                                   --------          --------          --------
                         Total Interest Expense ...............     210,481           174,827           177,694
                                                                   --------          --------          --------

                         Net Interest Income ..................     252,100           243,903           231,540
Provision for Loan Losses .....................................       8,645             8,216             5,582
                                                                   --------          --------          --------
                         Net Interest Income After
                                Provision for Loan Losses .....     243,455           235,687           225,958
                                                                   --------          --------          --------
Other Income
------------------------------------------------------------------------------------------------------------------
Investment management & trust services ........................      19,018            16,109            12,659
Service charges on deposit accounts ...........................      24,290            21,242            18,954
Other service charges and fees ................................      14,240            11,646            10,512
Mortgage banking income .......................................       3,223             4,195             4,808
Investment securities gains ...................................       8,840             8,166            11,360
                                                                   --------          --------          --------
                                                                     69,611            61,358            58,293

Other Expenses
------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits ................................      93,109            88,657            84,112
Net occupancy expense .........................................      13,971            13,352            12,399
Equipment expense .............................................       9,819             9,507             9,034
Data processing ...............................................      10,762            11,069            10,623
Other .........................................................      37,361            36,755            39,740
                                                                   --------          --------          --------
                                                                    165,022           159,340           155,908
                                                                   --------          --------          --------

                         Income Before Income Taxes ...........     148,044           137,705           128,343
Income Taxes ..................................................      44,240            40,479            39,832
                                                                   --------          --------          --------

                         Net Income ...........................    $103,804          $ 97,226          $ 88,511
                                                                   ========          ========          ========
------------------------------------------------------------------------------------------------------------------
Per-Share Data:
Net Income (Basic) ............................................    $   1.46          $   1.34          $   1.22
Net Income (Diluted) ..........................................        1.45              1.33              1.21
Cash Dividends ................................................        0.623             0.558             0.504
------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                              Accumulated
                                                                                                Other
                                                                                              Comprehen-
                                                            Common     Capital     Retained   sive Income   Treasury
(Dollars in thousands, except per-share data)                Stock     Surplus     Earnings      (Loss)       Stock        Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998 ..............................  $ 126,497  $ 326,402   $  84,634    $  28,257    $  (1,299)   $ 564,491
     Comprehensive Income:
          Net income ....................................                            88,511                                 88,511
          Other - unrealized loss on securities (net of
            $2.5 million tax benefit) ...................                                         (4,638)                   (4,638)
                                                                                                                         ----------
               Total comprehensive income ...............                                                                   83,873
                                                                                                                         ----------
     Stock split paid in the form of a 25% stock dividend
       (13.8 million shares) ............................     29,963    (30,088)                                              (125)
     Stock issued (711,000 shares, including 182,000
       shares of treasury stock) ........................      1,178     (2,417)                                3,489        2,250
     Acquisition of treasury stock (290,000 shares) .....                                                      (5,678)      (5,678)
     Cash dividends - $0.504 per share ..................                           (36,477)                               (36,477)
                                                           ------------------------------------------------------------------------

Balance at December 31, 1998 ............................    157,638    293,897     136,668       23,619       (3,488)     608,334
     Comprehensive Income:
          Net income ....................................                            97,226                                 97,226
          Other - unrealized loss on securities (net of
            $19.1 million tax benefit) ..................                                        (35,465)                  (35,465)
                                                                                                                         ----------
               Total comprehensive income ...............                                                                   61,761
                                                                                                                         ----------
     Stock dividend issued - 10% (6.6 million shares) ...     15,754    102,099    (117,917)                                   (64)
     Stock issued (204,000 shares of treasury stock) ....                (1,762)                                4,054        2,292
     Acquisition of treasury stock (924,000 shares) .....                                                     (17,534)     (17,534)
     Cash dividends - $0.558 per share ..................                           (40,495)                               (40,495)
                                                           ------------------------------------------------------------------------

Balance at December 31, 1999 ............................    173,392    394,234      75,482      (11,846)     (16,968)     614,294
     Comprehensive Income:
          Net income ....................................                           103,804                                103,804
          Other - unrealized gain on securities (net of
            $7.6 million tax expense) ...................                                         14,204                    14,204
                                                                                                                         ----------
               Total comprehensive income ...............                                                                  118,008
                                                                                                                         ----------
     Stock dividend issued - 5% (3.5 million shares) ....      8,660     59,065     (67,796)                                   (71)
     Stock issued (310,000 shares of treasury stock) ....                (1,308)                                6,003        4,695
     Stock issued for acquisition of Skylands
          Financial Corporation (2.1 million shares of
            treasury stock)
     Acquisition of treasury stock (2.4 million shares) .                                                     (45,162)     (45,162)
     Cash dividends - $0.623 per share ..................                           (44,289)                               (44,289)
                                                           ------------------------------------------------------------------------

Balance at December 31, 2000 ............................  $ 182,052  $ 444,570   $  67,201    $   2,358    $ (16,845)   $ 679,336
                                                           ========================================================================

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(In Thousands)

                                                                                          Year Ended December 31
                                                                                ---------------------------------------------
                                                                                  2000              1999              1998
                                                                                ---------         ---------         ---------
Cash Flows from Operating Activities:
    Net income .........................................................        $ 103,804         $  97,226         $  88,511

    Adjustments to Reconcile Net Income to Net Cash Provided by
    Operating Activities:
      Provision for loan losses ........................................            8,645             8,216             5,582
      Depreciation and amortization of premises and equipment ..........           10,190             9,911             8,965
      Net amortization of investment security premiums .................              428             1,204               359
      Deferred income tax (benefit) expense ............................           (1,280)            1,377              (329)
      Gain on sale of investment securities ............................           (8,840)           (8,166)          (11,360)
      Gain on sale of mortgage loans ...................................           (1,796)           (2,554)           (3,384)
      Proceeds from sale of mortgage loans .............................          125,678           184,535           219,745
      Originations of mortgage loans held for sale .....................         (128,107)         (175,010)         (222,402)
      Amortization of intangible assets ................................            1,478             1,297             1,399
      (Increase) decrease in accrued interest receivable ...............           (7,669)            3,446            (2,606)
      Decrease (increase) in other assets ..............................            6,365             7,303           (24,080)
      Increase (decrease) in accrued interest payable ..................            8,932            (1,942)            1,028
      Increase (decrease) in other liabilities .........................            1,536               792            (3,494)
                                                                                ---------         ---------         ---------
           Total  adjustments ..........................................           15,560            30,409           (30,577)
                                                                                ---------         ---------         ---------
               Net cash provided by operating activities ...............          119,364           127,635            57,934
                                                                                ---------         ---------         ---------

Cash Flows from Investing Activities:
      Proceeds from sales of securities available for sale .............           33,507            18,765            25,872
      Proceeds from maturities of securities held to maturity ..........           43,258            92,635           173,056
      Proceeds from maturities of securities available for sale ........          167,127           297,846           251,311
      Purchase of securities held to maturity ..........................           (2,604)           (1,500)           (6,606)
      Purchase of securities available for sale ........................         (156,903)         (308,271)         (743,044)
      (Increase) decrease in short-term investments ....................           (1,107)            1,177              (341)
      Net increase in loans ............................................         (283,244)         (400,016)          (74,471)
      Cash acquired from Skylands Financial Corporation ................           11,632                 -                 -
      Purchase of premises and equipment, net ..........................          (24,343)          (13,413)          (11,633)
                                                                                ---------         ---------         ---------
               Net cash used in investing activities ...................         (212,677)         (312,777)         (385,856)
                                                                                ---------         ---------         ---------
Cash Flows from Financing Activities:
      Net increase (decrease) in demand and savings deposits ...........           97,640           (44,292)          202,648
      Net increase (decrease) in time deposits .........................           74,014            (1,864)          (28,222)
      Addition to long-term debt .......................................          202,000            43,092           263,612
      Repayment of long-term debt ......................................          (88,277)          (10,860)          (20,639)
      (Decrease) increase in short-term borrowings .....................          (86,780)          251,961           (12,716)
      Dividends paid ...................................................          (43,140)          (39,575)          (33,939)
      Net proceeds from issuance of common stock .......................            4,624             2,228             2,125
      Acquisition of treasury stock ....................................          (45,162)          (17,534)           (5,678)
                                                                                ---------         ---------         ---------
               Net cash provided by financing activities ...............          114,919           183,156           367,191
                                                                                ---------         ---------         ---------

      Net Increase (Decrease) in Cash and Due From Banks ...............           21,606            (1,986)           39,269
      Cash and Due From Banks at Beginning of Year .....................          245,572           247,558           208,289
                                                                                ---------         ---------         ---------
      Cash and Due From Banks at End of Year ...........................        $ 267,178         $ 245,572         $ 247,558
                                                                                =========         =========         =========
      Cash paid during the year for:
           Interest ....................................................        $ 201,549         $ 176,769         $ 176,666
           Income taxes ................................................           39,819            31,066            36,040
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

     Business: Fulton Financial Corporation (Parent Company) is a multi-bank financial holding company which provides a full range of banking and financial services to businesses and consumers through its wholly-owned banking subsidiaries: Fulton Bank, Lebanon Valley Farmers Bank, Swineford National Bank, Lafayette Ambassador Bank, FNB Bank, N.A., Hagerstown Trust, Delaware National Bank, The Bank of Gloucester County, The Woodstown National Bank & Trust Company, The Peoples Bank of Elkton and Skylands Community Bank (Skylands); as well as its financial services subsidiaries, Fulton Financial Advisors, N.A. and Fulton Insurance Services Group, Inc. In addition, the Parent Company owns four other non-banking subsidiaries: Fulton Financial Realty Company, Fulton Life Insurance Company, Central Pennsylvania Financial Corp. and FFC Management, Inc. Collectively, the Parent Company and its subsidiaries are referred to as the Corporation.

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

     The Corporation offers, through its banking subsidiaries, a full range of retail and wholesale banking services throughout central and eastern Pennsylvania, western and northern Maryland, southern Delaware and western New Jersey. Approximately 55% of the Corporation's business is conducted in the south central Pennsylvania region. Industry diversity is the key to the economic well-being of this region and the Corporation is not dependent upon any single customer or industry.

     Basis of Financial Statement Presentation: The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and include the accounts of the Parent Company and all wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates.

     Investments: Debt securities acquired are classified as held to maturity at the time of purchase when the Corporation has both the intent and ability to hold these investments until they mature. Such debt securities are carried at cost adjusted for amortization of premiums and accretion of discounts using the effective yield method. The Corporation does not engage in trading activities, however, since the investment portfolio serves as a source of liquidity, most debt securities and all marketable equity securities are classified as available for sale. Securities available for sale are carried at estimated fair value with the related unrealized holding gains and losses reported in shareholders' equity as a component of other comprehensive income, net of tax. Realized security gains and losses are computed using the specific identification method and are recorded on a trade date basis.

     Revenue Recognition: Loan and lease financing receivables are stated at their principal amount outstanding, except for mortgage loans held for sale which are carried at the lower of aggregate cost or market value. Interest income on loans is accrued as earned. Unearned income on installment loans is recognized on a basis which approximates the effective yield method.

     Accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, unpaid interest credited to income is reversed. Nonaccrual loans are restored to accrual status when all delinquent principal and interest become current or the loan is considered secured and in the process of collection.

     Loan Origination Fees and Costs: Loan origination fees and the related direct origination costs are offset and the net amount is deferred and amortized over the life of the loan as an adjustment to interest income. For mortgage loans sold, the net amount is included in gain or loss upon the sale of the related mortgage loan.

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

     Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization is generally computed using the straight-line method over the estimated useful lives of the related assets, which are a maximum of 39 years for buildings and improvements and eight years for furniture and equipment. Interest costs incurred during the construction of major bank premises are capitalized. During 2000, the Corporation capitalized approximately $780,000 in interest expense related to the construction of its new office space at its headquarters location.

     Other Real Estate Owned: Assets acquired in settlement of mortgage loan indebtedness are recorded as other real estate owned and are included in other assets initially at the lower of the estimated fair value of the asset less estimated selling costs or the carrying amount of the loan. Costs to maintain the assets and subsequent gains and losses on sales are included in other income and other expense.

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

     Net Income Per Share: The Corporation's basic net income per share is calculated as net income divided by the weighted average number of shares outstanding. For diluted net income per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. Option grants which would not have a dilutive impact on average shares are not included in the calculation. The Corporation's common stock equivalents consist solely of outstanding stock options.

     A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows. There is no adjustment to net income to arrive at diluted net income per share.


                                                      2000      1999      1998
                                                      ----      ----      ----
                                                           (in thousands)

Weighted average shares outstanding (basic) ......   71,242    72,422    72,415
Impact of common stock equivalents ...............      412       406       755
                                                   --------   -------   -------
Weighted average shares outstanding (diluted).....   71,654    72,828    73,170
                                                   ========   =======   =======

     Comprehensive Income: The following table summarizes the reclassification adjustment for realized security gains (net of taxes) for each of the indicated periods:

                                                                        2000            1999           1998
                                                                         ----           ----           ----
                                                                                  (in thousands)
Unrealized holding gains (losses) arising during period ...........     $ 19,950      $(30,157)      $  2,746
Reclassification adjustment for gains included in net income ......        5,746         5,308          7,384
                                                                        --------      --------       --------

Net unrealized gains (losses) on securities .......................     $ 14,204      $(35,465)      $ (4,638)
                                                                        ========      ========       ========

     Disclosures about Segments of an Enterprise and Related Information:
Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131) requires that public business enterprises report financial and descriptive information about its reportable operating segments. The Corporation does not have any operating segments which require such additional information. While the Corporation owns eleven separate banks, each engages in similar activities, provides similar products and services, and operates in the same general geographical area. The Corporation's non-banking activities are immaterial and do not require separate information. The descriptive information related to competition, concentration of credit risks and other operating factors is applicable to the consolidated Corporation.

     Accounting for Derivative Instruments and Hedging Activities: In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). This statement expanded the previous definition of derivatives to include certain additional transactions. Entities are required to record derivatives at their fair values and recognize any changes in fair value in current period earnings, unless specific hedge criteria are met. Statement 133, as amended by Statement 137, is effective for years beginning after June 15, 2000. The Corporation adopted Statement 133 on January 1, 2001 and there was no material impact on its balance sheet, comprehensive income or net income.

     Reclassifications and Restatements: Certain amounts in the 1999 and 1998 consolidated financial statements and notes have been reclassified to conform to the 2000 presentation. All share and per-share data have been restated to reflect the impact of the 5% stock dividend paid on May 31, 2000.


NOTE B - RESTRICTIONS ON CASH AND DUE FROM BANKS
--------------------------------------------------------------------------------

     The Corporation's subsidiary banks are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against their deposit liabilities. The average amount of such reserves during 2000 and 1999 was approximately $53.1 million and $51.3 million, respectively.

NOTE C - INVESTMENT SECURITIES
--------------------------------------------------------------------------------

     The following tables summarize the amortized cost and estimated fair values of investment securities as of December 31 (in thousands):


                                                              Gross          Gross        Estimated
                                             Amortized     Unrealized     Unrealized        Fair
2000 Held to Maturity                          Cost           Gains         Losses          Value
---------------------------------------    -------------  -------------  ------------   -------------
U.S. Government and
     agency securities.................    $       8,992  $          88  $     (1,219)  $       7,861
State and municipal securities.........           12,971            152           (28)         13,095
Debt securities issued
     by foreign governments............              205              4              -            209
Corporate debt securities..............              515              4              -            519
Mortgage-backed securities.............           62,079            289          (216)         62,152
                                           -------------  -------------  ------------   -------------

                                           $      84,762  $         537  $     (1,463)  $      83,836
                                           =============  =============  ============   =============

                                                              Gross          Gross        Estimated
                                             Amortized     Unrealized     Unrealized        Fair
2000 Available for Sale                        Cost           Gains         Losses          Value
---------------------------------------    -------------  -------------  ------------   -------------
Equity securities......................    $     101,501  $      12,160  $     (3,546)  $     110,115
U.S. Government and
     agency securities.................          198,661            579          (201)        199,039
State and municipal securities.........          192,651            929        (1,401)        192,179
Debt securities issued
     by foreign governments............              250              -              -            250
Mortgage-backed securities.............          643,956          2,069        (6,962)        639,063
                                           -------------  -------------  ------------   -------------

                                           $   1,137,019  $      15,737  $    (12,110)  $   1,140,646
                                           =============  =============  ============   =============

1999 Held to Maturity
---------------------------------------
U.S. Government and
     agency securities.................    $      10,388  $          32  $       (192)  $      10,228
State and municipal securities.........           20,622            109          (110)         20,621
Debt securities issued
     by foreign governments............              455              1            (3)            453
Corporate debt securities..............               70              -              -             70
Mortgage-backed securities.............           53,939             87          (621)         53,405
                                           -------------  -------------  ------------   -------------

                                           $      85,474  $         229  $       (926)  $      84,777
                                           =============  =============  ============   =============
1999 Available for Sale
---------------------------------------
Equity securities......................    $      98,311  $      17,946  $     (3,674)  $     112,583
U.S. Government and
     agency securities.................          204,407             76        (3,323)        201,160
State and municipal securities.........          190,560            211        (7,288)        183,483
Corporate debt securities..............            4,571              4              -          4,575
Mortgage-backed securities.............          658,220             57       (22,232)        636,045
                                           -------------  -------------  ------------   -------------

                                           $   1,156,069  $      18,294  $    (36,517)  $   1,137,846
                                           =============  =============  ============   =============

     The amortized cost and estimated fair value of debt securities at December 31, 2000 by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    Held to Maturity              Available for Sale
                                              --------------------------      --------------------------
                                              Amortized        Estimated      Amortized        Estimated
                                                 Cost         Fair Value         Cost         Fair Value
                                              ----------      ----------      ----------      ----------
                                                                     (in thousands)
Due in one year or less ..................    $    4,201      $    4,213      $   33,200      $   33,316
Due from one year to five years ..........        15,739          14,623         279,185         278,699
Due from five years to ten years .........         2,400           2,440          60,458          60,048
Due after ten years ......................           343             408          18,719          19,405
                                              ----------      ----------      ----------      ----------
                                                  22,683          21,684         391,562         391,468
Mortgage-backed securities ...............        62,079          62,152         643,956         639,063
                                              ----------      ----------      ----------      ----------

                                              $   84,762      $   83,836      $1,035,518      $1,030,531
                                              ==========      ==========      ==========      ==========

     Gains totaling $8.8 million, $8.2 million and $11.4 million were realized on the sale of equity securities during 2000, 1999 and 1998, respectively. Gains totaling $66,000 were realized on the sale of available for sale debt securities during 1998.

     Securities carried at $715.4 million and $715.3 million at December 31, 2000 and 1999, respectively, were pledged as collateral to secure public and trust deposits and for other purposes.

NOTE D - LOANS AND ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------

         Gross loans are summarized as follows as of December 31:

                                                   2000          1999
                                               -----------   -----------
                                                    (in thousands)

Commercial, financial and agricultural .....   $ 1,219,845   $ 1,051,958
Real estate-construction ...................       223,575       164,583
Real estate-mortgage:
   First and second-residential ............     1,424,274     1,291,483
   Commercial ..............................     1,215,000     1,080,281
Consumer ...................................       709,985       774,098
Leasing and other ..........................        87,004        69,627
                                               -----------   -----------
                                               $ 4,879,683   $ 4,432,030
                                               ===========   ===========

     Changes in the allowance for loan losses were as follows for the years ended December 31:

                                                 2000           1999           1998
                                               -----------   -----------   -----------
                                                           (in thousands)
Balance at January 1 .......................   $    57,631   $    57,415   $    57,557
                                               -----------   -----------   -----------
Loans charged off ..........................       (13,336)      (12,812)       (9,140)
Recoveries of loans previously charged off .         4,696         4,812         3,416
                                               -----------   -----------   -----------
Net loans charged off ......................        (8,640)       (8,000)       (5,724)
                                               -----------   -----------   -----------
Provision for loan losses ..................         8,645         8,216         5,582
Allowance purchased (Skylands) .............         2,633             -             -
                                               -----------   -----------   -----------
Balance at December 31 .....................   $    60,269   $    57,631   $    57,415
                                               ===========   ===========   ===========

     Nonaccrual loans aggregated approximately $19.5 million at December 31, 2000, $18.7 million at December 31, 1999 and $19.3 million at December 31, 1998. Interest of approximately $1.7 million, $1.8 million and $1.9 million was not recognized as interest income due to the nonaccrual status of loans during 2000, 1999 and 1998, respectively.

     The recorded investment in loans that were considered to be impaired as defined by Statement 114 was $24.3 million and $11.4 million at December 31, 2000 and 1999, respectively. At December 31, 2000, $13.7 million of impaired loans were included in nonaccrual loans and at December 31, 1999, all impaired loans were included in nonaccrual loans. At December 31, 2000 and 1999, impaired loans had related allowances for loan losses of $3.7 million and $1.8 million, respectively. The average recorded investment in impaired loans during the years ended December 31, 2000, 1999 and 1998 was approximately $18.3 million, $10.7 million, and $13.2 million, respectively.

     The Corporation applies all payments received on nonaccruing impaired loans to principal until such time as the principal is paid off, after which time any additional payments received are recognized as interest income. Payments received on accruing impaired loans are applied to principal and interest according to the original terms of the loan. The Corporation recognized interest income of approximately $900,000, $1.5 million and $100,000 on impaired loans in 2000, 1999, and 1998, respectively.

     The Corporation has granted loans to the officers and directors of the Corporation and to their associates. Related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $75.0 million and $89.5 million at December 31, 2000 and 1999, respectively. During 2000, $29.0 million of new loans were made and repayments totaled $43.5 million.

     The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties at December 31, 2000 and 1999 was $597.9 million and $609.8 million, respectively.

NOTE E - PREMISES AND EQUIPMENT
--------------------------------------------------------------------------------

         The following is a summary of premises and equipment as of December 31:

                                                        2000            1999
                                                      ---------      ---------
                                                           (in thousands)

Premises and leasehold improvements ...............   $  95,362      $  91,438
Furniture and equipment ...........................      67,510         62,573
Construction in progress ..........................      25,866          6,780
                                                      ---------      ---------
                                                        188,738        160,791
Less: Accumulated depreciation and amortization ...     (91,591)       (81,574)
                                                      ---------      ---------
                                                      $  97,147      $  79,217
                                                      =========      =========

NOTE F - LONG-TERM DEBT
--------------------------------------------------------------------------------

     The Corporation had a series of collateralized Federal Home Loan Bank advances totaling $442.0 million at December 31, 2000 and $328.3 million at December 31, 1999. These advances mature through January, 2025, and carry a weighted average interest rate of 5.57%. As of December 31, 2000 the Corporation had an additional borrowing capacity of approximately $594 million with the Federal Home Loan Bank. Borrowings from the Federal Home Loan Bank are secured by qualifying residential mortgages, investments and other assets. The following table summarizes the scheduled maturity periods of Federal Home Loan Bank advances as of December 31, 2000:

                                 Amount
       Year                     Maturing
------------------------------ ----------
             (in thousands)

2001 .........................   $ 86,500
2002 .........................          -
2003 .........................     27,500
2004 .........................          -
2005 .........................     73,000
Thereafter ...................    254,973
                                 --------
                                 $441,973
                                 ========

NOTE G - REGULATORY MATTERS
--------------------------------------------------------------------------------

Dividend and Loan Limitations
     The dividends that may be paid by subsidiary banks to the Parent Company are subject to certain legal and regulatory limitations. Under such limitations, the total amount available for payment of dividends by subsidiary banks was approximately $167 million at December 31, 2000.

     Under current Federal Reserve regulations, the subsidiary banks are limited in the amount they may loan to their affiliates, including the Parent Company. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of each bank subsidiary's capital and surplus. At December 31, 2000, the maximum amount available for transfer from the subsidiary banks to the Parent Company in the form of loans and dividends was approximately $210 million.

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

     Quantitative measures established by regulation to ensure capital adequacy require the subsidiary banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (as defined in the regulations). Management believes, as of December 31, 2000, that all of its bank subsidiaries meet the capital adequacy requirements to which they are subject.

     As of December 31, 2000 and 1999, the Corporation's three significant subsidiaries -- Fulton Bank, Lebanon Valley Farmers Bank and Lafayette Ambassador Bank -- were well capitalized under the regulatory framework for prompt corrective action based on their capital ratio calculations. To be categorized as well capitalized, these banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2000 that management believes have changed the institutions' categories.

     The following tables present the total risk-based, Tier I risk-based and Tier I leverage requirements for the Corporation and its significant subsidiaries.


                                                                          As of December 31, 2000
                                                   -----------------------------------------------------------------------
                                                                                                         To Be Well
                                                                                                      Capitalized Under
                                                                                 For Capital          Prompt Corrective
                                                           Actual             Adequacy Purposes       Action Provisions
                                                   -----------------------  ---------------------   ---------------------
                                                      Amount       Ratio      Amount       Ratio      Amount      Ratio
                                                   ------------   --------  -----------  --------   ----------   --------
                                                                           (Dollars in thousands)
Total Capital (to Risk Weighted Assets):
     Corporation.................................  $    705,519      14.3%  $   394,369      8.0%   $  492,962     10.0%
     Fulton Bank.................................       266,352      11.1       191,360      8.0       239,201     10.0
     Lebanon Valley Farmers Bank.................        73,401      14.0        41,855      8.0        52,319     10.0
     Lafayette Ambassador Bank...................        79,404      12.3        51,836      8.0        64,796     10.0

Tier I Capital (to Risk Weighted Assets):
     Corporation.................................  $    645,250      13.1%  $   197,185      4.0%   $  295,777      6.0%
     Fulton Bank.................................       242,613      10.1        95,680      4.0       143,520      6.0
     Lebanon Valley Farmers Bank.................        67,312      12.9        20,928      4.0        31,392      6.0
     Lafayette Ambassador Bank...................        71,996      11.1        25,918      4.0        38,877      6.0

Tier I Capital (to Average Assets):
     Corporation.................................  $    645,250      10.0%  $   194,258      3.0%   $  323,763      5.0%
     Fulton Bank.................................       242,613       8.6        84,414      3.0       140,690      5.0
     Lebanon Valley Farmers Bank.................        67,312       9.7        20,843      3.0        34,239      5.0
     Lafayette Ambassador Bank...................        71,996       8.3        25,899      3.0        43,166      5.0


                                                                           As of December 31, 1999
                                                    ----------------------------------------------------------------------
                                                                                                         To Be Well
                                                                                                      Capitalized Under
                                                                                 For Capital          Prompt Corrective
                                                            Actual            Adequacy Purposes       Action Provisions
                                                   -----------------------  ---------------------   ---------------------
                                                       Amount      Ratio      Amount       Ratio      Amount      Ratio
                                                   ------------   --------  -----------  --------   ----------   --------
                                                                           (Dollars in thousands)
Total Capital (to Risk Weighted Assets):
     Corporation..................................  $    666,247     15.0%  $   355,376      8.0%   $  444,221     10.0%
     Fulton Bank..................................       219,470     11.1       157,837      8.0       197,297     10.0
     Lebanon Valley Farmers Bank..................        69,299     14.2        38,924      8.0        48,655     10.0
     Lafayette Ambassador Bank....................        75,014     12.4        48,322      8.0        60,402     10.0

Tier I Capital (to Risk Weighted Assets):
     Corporation..................................  $    610,693     13.7%  $   177,688      4.0%   $  266,532      6.0%
     Fulton Bank..................................       199,077     10.1        78,919      4.0       118,378      6.0
     Lebanon Valley Farmers Bank..................        63,191     13.0        19,462      4.0        29,193      6.0
     Lafayette Ambassador Bank....................        68,467     11.3        24,161      4.0        36,241      6.0

Tier I Capital (to Average Assets):
     Corporation..................................  $    610,693     10.1%  $   180,565      3.0%   $  300,941      5.0%
     Fulton Bank..................................       199,077      8.5        70,397      3.0       117,329      5.0
     Lebanon Valley Farmers Bank..................        63,191      9.5        19,911      3.0        33,185      5.0
     Lafayette Ambassador Bank....................        68,467      8.3        24,754      3.0        41,257      5.0

NOTE H - INCOME TAXES
--------------------------------------------------------------------------------

     The components of the provision for income taxes are as follows:

                                                  Year ended December 31
                                            --------------------------------
                                              2000        1999       1998
                                            --------   ---------   ---------
Current tax expense:
     Federal ............................   $ 45,210   $  38,972   $  40,031
     State ..............................        310         130         130
                                            --------   ---------   ---------
                                              45,520      39,102      40,161

Deferred tax (benefit) expense ..........     (1,280)      1,377        (329)
                                            --------   ---------   ---------

                                            $ 44,240   $  40,479   $  39,832
                                            ========   =========   =========

     The differences between the effective income tax rate and the Federal statutory income tax rate are as follows:

                                                 Year ended December 31
                                            --------------------------------
                                              2000       1999        1998
                                            --------   ---------   ---------
Statutory tax rate ......................       35.0%       35.0%       35.0%
Effect of tax-exempt income .............       (3.1)       (3.2)       (2.6)
Effect of low income housing investments        (2.3)       (2.5)       (2.1)
Other, net ..............................        0.3         0.1         0.7
                                            --------   ---------   ---------
Effective income tax rate ...............       29.9%       29.4%       31.0%
                                            ========   =========   =========

     The net deferred tax asset recorded by the Corporation is included in other assets and consists of the following tax effects of temporary differences at December 31:

                                                                             2000         1999
                                                                           --------      --------
                                                                                (in thousands)
Allowance for loan losses .............................................    $ 21,094      $ 19,992
Deferred loan fees ....................................................         170           144
Direct leasing ........................................................      (8,440)       (7,302)
Deferred compensation .................................................       2,449         2,361
Post-retirement benefits ..............................................       3,224         3,203
Investments in low income housing .....................................       1,868         1,456
Fixed asset depreciation ..............................................        (318)         (699)
Other .................................................................       3,013         1,215
                                                                           --------      --------
                                                                             23,060        20,370
Unrealized holding (gains) losses on securities available for sale ....      (1,270)        6,378
                                                                           --------      --------
                                                                           $ 21,790      $ 26,748
                                                                           ========      ========

     As of December 31, 2000 and 1999, the Corporation has not established any valuation allowance against deferred tax assets since these tax benefits ar realizable either through carryback availability against prior years' taxable income or the reversal of existing deferred tax liabilities.

NOTE I - EMPLOYEE BENEFIT PLANS
--------------------------------------------------------------------------------

     Substantially all employees of the Corporation are covered by one of the following plans or combination of plans:

     Profit Sharing Plan - A noncontributory defined contribution plan where employer contributions are based on a formula providing for an amount not to exceed 15% of each eligible employee's annual salary (10% for employees hired subsequent to January 1, 1996). Participants are 100% vested in balances after five years of service. In addition, the profit sharing plan includes a 401(k) feature which allows employees to defer up to 5% of their pre-tax salary on an annual basis, with no employer match. Contributions under this feature are 100% vested.

     Defined Benefit Pension Plan and 401(k) Plan - Contributions to the defined benefit plan are actuarially determined and funded annually. Plan assets are invested in certificates of deposit, corporate bonds, U.S. Treasury securities, money market funds, common stocks and common stock investment funds. Employees covered under the defined benefit plan are also eligible to participate in a 401(k) Plan. This Plan allows employees to defer up to 15% of their pre-tax salary on an annual basis. At its discretion, the Corporation may also make a matching contribution up to 3%.

     The defined benefit plan was closed to new participants effective January 1, 1999. Employees participating in the plans as of that date continue to accrue benefits according to the terms of the plan. Employees who become eligible for a retirement plan after January 1, 1999 are enrolled in the profit sharing plan.

     The following summarizes the Corporation's expense under the above plans for the years ended December 31:


                                                          2000      1999       1998
                                                        -------    -------    -------
                                                               (in thousands)
Profit-sharing plan ................................    $ 5,203    $ 4,920    $ 3,962
Defined benefit plan ...............................      1,037      1,393      1,330
401(k) plan ........................................        533        553        711
                                                        -------    -------    -------
                                                        $ 6,773    $ 6,866    $ 6,003
                                                        =======    =======    =======

Defined Benefit Pension Plan

     The net periodic pension cost for the Corporation's defined benefit plan, as determined by consulting actuaries, consisted of the following components for the years ended December 31:

                                                         2000        1999         1998
                                                        -------     -------     -------
                                                                (in thousands)
Service cost - benefits earned during period .......    $ 1,485     $ 1,631     $ 1,507
Interest cost on projected benefit obligation ......      2,024       1,747       1,639
Actual return on assets ............................     (4,183)     (3,530)     (1,366)
Net amortization and deferral ......................      1,711       1,545        (450)
                                                        -------     -------     -------
Net periodic pension cost ..........................    $ 1,037     $ 1,393     $ 1,330
                                                        =======     =======     =======

     The valuation date of the defined benefit plan is September 30. The following table summarizes the changes in the projected benefit obligation (PBO) and fair value of plan assets for the indicated periods:

                                                  Oct. 1, 1999     Oct. 1, 1998
                                                     Through         Through
                                                 Sept. 30, 2000   Sept. 30, 1999
                                                 -------------------------------
                                                         (in thousands)

Projected benefit obligation, beginning ....     $      27,373    $      27,157

Merge affiliate plan PBO ...................                 -              857
Service cost ...............................             1,485            1,631
Interest cost ..............................             2,024            1,747
Distributions ..............................            (1,026)            (965)
Change due to change in assumptions ........                 -           (3,239)
Experience loss at September 30 ............              (475)             185
                                                 --------------   --------------

Projected benefit obligation, ending .......     $      29,381    $      27,373
                                                 ==============   ==============
Fair value of plan assets, beginning .......     $      31,085    $      26,106

Merge affiliate plan assets ................                 -              916
Employer contributions .....................               833            1,498
Actual return on assets ....................             4,183            3,530
Distributions ..............................            (1,026)            (965)
                                                 --------------   --------------

Fair value of plan assets, ending ..........     $      35,075    $      31,085
                                                 ==============   ==============

     The funded status of the plan and the amounts included in other liabilities as of December 31, 2000 and 1999 follows:

                                                      2000            1999
                                                 ------------     ------------
                                                         (in thousands)

Projected benefit obligation ...............     $   (29,381)     $   (27,373)
Fair value of plan assets ..................          35,075           31,085
                                                 ------------     ------------
     Funded status .........................           5,694            3,712

Unrecognized net transition asset ..........              96              184
Unrecognized prior service cost ............              25               33
Unrecognized net gain ......................          (6,311)          (4,298)
                                                 ------------     ------------
Pension liability recognized in the
     consolidated balance sheets ...........     $      (496)     $      (369)
                                                 ============     ============

     The following rates were used to calculate net periodic pension cost and present value of benefit obligations: .............

                                                        2000     1999     1998
                                                       ------   ------   ------
Discount rate-projected benefit obligation ..........   7.50%    7.50%    6.50%
Rate of increase in compensation level ..............   5.00     5.00     4.00
Expected long-term rate of return on plan assets ....   8.00     8.00     8.00

Post-retirement Benefits

     The Corporation currently provides medical and life insurance benefits to retired full-time employees who were employees of the Corporation prior to January 1, 1998. Substantially all of the Corporation's full-time employees may become eligible for these discretionary benefits if they reach normal retirement age while working for the Corporation. The components of the expense for post-retirement benefits other than pensions are as follows:


                                                           2000          1999          1998
                                                         --------      --------      ---------
                                                                   (in thousands)
Service cost-benefits earned during the period ......    $    268      $    250      $     251
Interest cost on accumulated benefit obligation .....         422           364            377
Actual return on plan assets ........................         (12)           (9)          (10)
Net amortization and deferral .......................        (304)         (289)         (296)
                                                         --------      --------      --------
Net nonpension post-retirement benefit cost .........    $    374      $    316      $    322
                                                         ========      ========      ========

     The following table summarizes the changes in the projected benefit obligation and fair value of plan assets for the years ended December 31, 2000 and 1999:


                                                           2000               1999
                                                        ----------         -----------
                                                                (in thousands)
Projected benefit obligation, beginning ........        $    6,063         $     5,790

Service cost ...................................               268                 250
Interest cost ..................................               422                 364
Benefit payments ...............................              (315)               (298)
Change due to change in experience .............              (257)                (24)
Change due to change in assumptions ............              (641)                (19)
                                                        ----------         -----------
Projected benefit obligation, ending ...........        $    5,540         $     6,063
                                                        ==========         ===========
Fair value of plan assets, beginning ...........        $      203         $       199

Employer contributions .........................               292                 293
Actual return on assets ........................                12                   9
Benefit payments ...............................              (315)               (298)
                                                        ----------         -----------

Fair value of plan assets, ending ..............        $      192         $       203
                                                        ==========         ===========

     The funded status of the plan and the amounts included in other liabilities as of December 31, 2000 and 1999 follows:


                                                           2000               1999
                                                        ----------         -----------
                                                               (in thousands)
Projected benefit obligation ...................        $   (5,540)        $    (6,063)
Fair value of plan assets ......................               192                 203
                                                        ----------         -----------
     Funded status .............................            (5,348)             (5,860)

Unrecognized prior service cost ................            (1,584)             (1,810)
Unrecognized net gain ..........................            (2,076)             (1,257)
                                                        ----------         -----------
Post-retirement benefits liability recognized
     in the consolidated balance sheets ........        $   (9,008)        $    (8,927)
                                                        ==========         ===========

     For measuring the post-retirement benefit obligation, a 5.5% annual increase in the per capita cost of health care benefits was assumed. This health care cost trend rate has a significant impact on the amounts reported. Assuming a 1% increase in the health care cost trend rate above the assumed annual increase, the accumulated post-retirement benefit obligation would increase by approximately $641,000 and the current period expense would increase by approximately $105,000. Conversely, a 1% decrease in the health care cost trend rate would decrease the accumulated post-retirement benefit obligation by approximately $537,000 and the current period expense by approximately $85,000. The discount rate used in determining the accumulated post retirement benefit obligation was 7.50% at December 31, 2000 and 1999.

NOTE J - STOCK-BASED COMPENSATION PLANS AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

Incentive Stock Option Plan and Employee Stock Purchase Plan
     The Corporation has an Incentive Stock Option Plan (Option Plan) and an employee stock purchase plan (ESPP). Under the Option Plan, options are granted to key personnel for terms of up to 10 years at option prices equal to the fair market value of the Corporation's stock on the date of grant. Options are 100% vested immediately upon grant. Options assumed from Skylands retained their original vesting schedules. The Plan has reserved 1.1 million additional shares for future grant through 2006. The number of options granted in any year is dependent upon the Corporation's performance relative to that of a self-defined peer group. A summary of stock option activity under the current and prior plan follows:

                                                     Option Price Per Share
                                                 ------------------------------
                                      Stock                          Weighted
                                     Options          Range           Average
                                   -----------   ---------------    -----------
Balance at January 1, 1998 ......   1,443,132     $3.31 - $18.79     $   10.12
  Granted .......................     288,981     21.49                  21.49
  Exercised .....................    (262,112)     3.31 -  18.79          9.00
                                   -----------
Balance at December 31, 1998 ....   1,470,001      3.31 -  21.49         12.54
  Granted .......................     245,963     19.85                  19.85
  Exercised .....................    (153,332)     3.31 -  18.79          7.80
  Canceled ......................     (10,822)    18.79 -  21.49         20.17
                                   -----------
Balance at December 31, 1999 ....   1,551,810      3.31 -  21.49         14.11
  Granted .......................     247,650     19.72                  19.72
  Exercised .....................    (200,438)     3.31 -  19.85          8.96
  Assumed from Skylands .........     249,954      4.08 -  15.76         10.89
                                   -----------
Balance at December 31, 2000 ....   1,848,976     $3.31 - $21.49     $   14.96
                                   ===========

Exercisable at December 31, 2000.   1,763,613     $3.31 - $21.49     $   15.12
                                   ===========

The following table summarizes information concerning options outstanding at December 31, 2000:

                            Total         Weighted        Weighted
      Range of           Unexercised       Average        Average        Exercisable
      Exercise              Stock         Remaining       Exercise          Stock
       Prices              Options      Life (Years)       Price           Options
----------------       -------------   -------------    -----------     -------------
$0.00  -   $5.00            78,282          2.71            $3.59              76,196
$5.00  -  $10.00           322,813          2.97             8.18             322,813
$10.00 -  $15.00           460,237          5.11            11.14             398,812
$15.00 -  $20.00           704,029          8.37            19.19             682,177
$20.00 -  $25.00           283,615          7.58            21.49             283,615
                       -------------   -------------    -----------     -------------

                         1,848,976          6.26           $14.96           1,763,613
                       =============   =============    ===========     =============

     The ESPP allows eligible employees to purchase stock in the Corporation at 85% of the fair market value of the stock on the date of exercise. Under the terms of the ESPP, 74,605 shares, 83,424 shares and 74,164 shares were issued in 2000, 1999 and 1998, respectively. A total of 879,477 shares have been issued since the inception of the ESPP in 1986. As of December 31, 2000, 471,724 shares have been reserved for future issuances under the ESPP.

     The Corporation accounts for both the Option Plan and the ESPP under Accounting Principles Board Opinion No. 25, and, accordingly, no compensation expense has been recognized in the financial statements of the Corporation. Had compensation cost for these plans been recorded in the financial statements of the Corporation consistent with the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (Statement 123), the Corporation's net income and net income per share would have been reduced to the following pro-forma amounts (in thousands, except per-share data):

                                                                     2000           1999           1998
                                                                -------------  -------------  -------------
Net income:                           As reported.............  $     103,804  $      97,226  $      88,511
                                      Proforma................        102,529         96,054         87,391

Net income per share (basic):         As reported.............  $        1.46  $        1.34  $        1.22
                                      Proforma................           1.44           1.33           1.21

Net income per share (diluted):       As reported.............  $        1.45  $        1.33  $        1.21
                                      Proforma................           1.43           1.32           1.19

Weighted average fair value of options granted..............    $        5.33  $        4.99  $        4.85

         Because the Statement 123 method has not been applied to options granted prior to January 1, 1995, the resulting pro-forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

                                             2000         1999          1998
                                          ---------    -----------   -----------
Risk-free interest rate ..............        6.43%         5.84%         5.50%
Volatility of Corporation's stock ....       22.71         19.71         18.63
Expected dividend yield ..............        3.25          2.88          2.42
Expected life of options .............     8 Years       8 Years       6 Years

Shareholder Rights
     On June 20, 1989, the Board of Directors of the Corporation declared a dividend of one common share purchase right (Original Rights) for each outstanding share of common stock, par value $2.50 per share of the Corporation. The dividend was paid to the shareholders of record as of the close of business on July 6, 1989. On April 27, 1999, the Board of Directors approved an amendment to the Original Rights and the agreement. The significant terms of the amendment included extending the expiration date from June 20, 1999 to April 27, 2009 and resetting the purchase price to $90.00 per share. As of December 31, 2000, the purchase price had adjusted to $77.92 per share as a result of stock dividends.

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

NOTE K - LEASES
--------------------------------------------------------------------------------

         Certain branch offices and equipment are leased under agreements which expire at varying dates through 2018. Most leases contain renewal provisions at the Corporation's option. Total rental expense was approximately $4.0 million in 2000, $3.8 million in 1999 and $3.4 million in 1998. Future minimum payments as of December 31, 2000 under noncancelable operating leases are as follows:

                      Minimum
       Year             Rent
-----------------  -------------
         (in thousands)

2001.............   $     3,492
2002.............         3,173
2003.............         2,903
2004.............         2,529
2005.............         2,272
Thereafter.......        10,067
                    -----------

                    $    24,436
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

     Exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments as it does for on-balance-sheet instruments. The Corporation had outstanding commitments to fund loans of $1.7 billion and $1.5 billion as of December 31, 2000 and 1999, respectively.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments is expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income producing commercial properties. Commitments under outstanding standby letters of credit were $241.7 million at December 31, 2000 and $146.8 million at December 31, 1999.

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

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

     The following are the estimated fair values of the Corporation's financial instruments as of December 31, followed by a general description of the methods and assumptions used to estimate such fair values. These fair values are significantly affected by assumptions used, principally the timing of future cash flows and the discount rate. Because assumptions are inherently subjective in nature, the estimated fair values cannot be substantiated by comparison to independent market quotes and, in many cases, the estimated fair values could not necessarily be realized in an immediate sale or settlement of the instrument. Further, certain financial instruments and all nonfinancial instruments are excluded. Accordingly, the aggregate fair value amounts presented do not necessarily represent management's estimation of the underlying value of the Corporation.

                                                     2000                          1999
                                          --------------------------   ---------------------------
                                                          Estimated
FINANCIAL ASSETS                          Book Value     Fair Value     Book Value     Fair Value
--------------------------------------   -------------  ------------   -------------  ------------
                                                               (in thousands)
Cash and due from banks...............   $     267,178  $     267,178  $     245,572  $     245,572
Interest-bearing deposits
     with other banks.................           3,199          3,199          1,798          1,798
Mortgage loans held for sale..........           5,241          5,241          1,016          1,016
Securities held to maturity...........          84,762         83,836         85,474         84,777
Securities available for sale.........       1,140,646      1,140,646      1,137,846      1,137,846
Net loans.............................       4,806,498      4,831,300      4,364,776      4,281,708
Accrued interest receivable...........          40,411         40,411         31,496         31,496

                                                     2000                          1999
                                         ----------------------------  ----------------------------
                                                          Estimated                     Estimated
FINANCIAL LIABILITIES                     Book Value     Fair Value     Book Value     Fair Value
                                         -------------  -------------  -------------  -------------
                                                               (in thousands)
Demand and savings deposits...........   $   2,553,643  $   2,553,643  $   2,336,314  $   2,336,314
Time deposits.........................       2,380,762      2,397,172      2,210,499      2,198,360
Short-term borrowings.................         408,166        408,166        487,546        487,546
Accrued interest payable..............          41,637         41,637         32,313         32,313
Other financial liabilities...........          28,089         28,089         25,843         25,843
Long-term debt........................         441,973        438,796        328,250        315,334

     For short-term financial instruments, defined as those with remaining maturities of 90 days or less, the carrying amount was considered to be a reasonable estimate of fair value. The following instruments are predominantly short-term:


               Assets                            Liabilities
   -------------------------------    -------------------------------
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

     As indicated in Note A, securities available for sale are carried at their estimated fair values. The estimated fair values of securities held to maturity as of December 31, 2000 and 1999 were generally based on quoted market prices, broker quotes or dealer quotes.

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

     Under the terms of the merger agreement, each of the 2.5 million outstanding shares of SFC's common stock was exchanged for 0.819 shares of the Corporation's common stock. In addition, the 308,000 options to acquire shares of SFC stock were also exchanged for options to purchase the Corporation's common stock. As a result of the acquisition, SFC was merged with and into the Corporation and Skylands became the Corporation's third banking subsidiary located in New Jersey.

     The acquisition was accounted for as a purchase. Goodwill of approximately $17.5 million was recorded as the purchase price paid in excess of the net assets acquired. The goodwill is being amortized to expense on a straight line basis over 15 years. The accounts and results of operations of Skylands are included in the financial statements of the Corporation prospectively from the August 1, 2000 acquisition date.

     Ambassador Bank of the Commonwealth. - On September 11, 1998, the Corporation completed its acquisition of Ambassador Bank of the Commonwealth (Ambassador), a $275 million asset bank located in Allentown, Pennsylvania. As provided under the terms of the merger agreement, each of the 1.9 million shares of Ambassador's common stock was exchanged for 1.617 shares of the Corporation's common stock. In addition, the 438,000 options and warrants to acquire Ambassador stock were exchanged for approximately 473,000 shares of the Corporation's common stock. The Corporation issued 3.6 million shares of its common stock in connection with the merger, which was accounted for as a pooling of interests. As a result of the acquisition, Ambassador was merged with and into Lafayette Bank, one of the Corporation's existing affiliate banks, which changed its name to "Lafayette Ambassador Bank."

     Keystone Heritage Group, Inc. - On March 27, 1998, the Corporation completed its acquisition of Keystone Heritage Group, Inc. (Keystone Heritage), a $650 million bank holding company located in Lebanon, Pennsylvania. As provided under the terms of the merger agreement, each of the approximately 4.0 million shares of Keystone Heritage's common stock was exchanged for 2.643 shares of the Corporation's common stock. In addition, each of the 70,000 options to acquire Keystone Heritage stock was converted to options to acquire the Corporation's stock. The Corporation issued 10.5 million shares of its common stock in connection with the merger, which was accounted for as a pooling of interests.

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

     Dearden, Maguire, Weaver and Barrett, Inc. - On January 2, 2001, the Corporation completed its previously announced acquisition of investment management and advisory company Dearden, Maguire, Weaver and Barrett, Inc. (Dearden Maguire). Dearden Maguire provides investment advice to, and manages the assets of, clients in the mid-Atlantic region. The firm currently has approximately $1.3 billion in assets under management. Dearden Maguire will retain its name and will operate in conjunction with Fulton Financial Advisors, N.A. (Advisors), the Corporation's investment management and trust services subsidiary. Since the acquisition was accounted for under the purchase method of accounting, the accounts and results of operations of Dearden Maguire are not included in the financial statements of the Corporation for periods prior to January 2, 2001.

     Drovers Bancshares Corporation - On December 27, 2000, the Corporation entered into a merger agreement to acquire Drovers Bancshares Corporation (Drovers), of York, Pennsylvania. Drovers is an $800 million bank holding company whose primary subsidiary is The Drovers & Mechanics Bank (Drovers Bank), which has 16 community banking offices in York County, Pennsylvania and one office in Frederick County, Maryland.

     Under the terms of the merger agreement, each of the approximately 5.1 million shares of Drover's common stock will be exchanged for 1.24 shares of the Corporation's common stock. In addition, each of the 247,000 options to acquire Drovers stock will be converted to options to purchase the Corporation's stock. The acquisition is subject to approval by bank regulatory authorities and Drovers' shareholders and is expected to be completed in the third quarter of 2001. The acquisition will be accounted for as a pooling of interests.

     As a result of the acquisition, Drovers will be merged into the Corporation and Drovers Bank will be merged into Fulton Bank, the Corporation's largest affiliate bank. The trust business of Drovers Bank will be transferred to Fulton Financial Advisors, N.A.

     Sovereign Bank Branches - On January 29, 2001, the Corporation entered into a definitive agreement with Sovereign Bank (Sovereign) to acquire 18 branch offices located in Delaware, New Jersey and Pennsylvania. These branch offices, which include approximately $319 million in deposits and $53 million in loans, will be operated through existing banking affiliates of the Corporation. The transaction is subject to regulatory approvals and is expected to be completed in the second quarter of 2001.


NOTE O - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
--------------------------------------------------------------------------------

CONDENSED BALANCE SHEETS
------------------------
(in thousands)

                                                      December 31
                                              ---------------------------
                                                 2000             1999
                                              ----------       ----------
ASSETS
------
Cash, securities,
     and other assets...................      $      651       $      465
Receivable from
     bank subsidiaries .................               8              745

Investment in:
     Bank subsidiaries .................         591,563          511,924
     Nonbank subsidiaries ..............         133,844          124,590
                                              ----------       ----------
     Total Assets ......................      $  726,066       $  637,724
                                              ==========       ==========


                                                      December 31
                                              ---------------------------
                                                 2000             1999
                                              ----------       ----------
LIABILITIES
-----------
   AND EQUITY
   ----------
Short - term
     borrowings ........................      $   11,425       $        -
Payable to
     nonbank subsidiaries ..............          16,177            3,000
Other liabilities ......................          19,128           20,430
                                              ----------       ----------
    Total Liabilities .................           46,730           23,430
Shareholders' equity ...................         679,336          614,294
     Total Liabilities and
     Shareholders' Equity ..............      $  726,066       $  637,724
                                              ==========       ==========

CONDENSED STATEMENTS OF INCOME
------------------------------

                                                                                 Year ended December 31
                                                                       ------------------------------------------
                                                                           2000           1999           1998
                                                                       ------------   ------------   ------------
                                                                                     (in thousands)
Income:
     Dividends from bank subsidiaries................................  $     70,711   $     66,292   $     69,592
     Other...........................................................         9,539          9,900          8,129
                                                                       ------------   ------------   ------------
                                                                             80,250         76,192         77,721
Expenses.............................................................        16,619         15,760         17,146
                                                                       ------------   ------------   ------------
     Income before income taxes and equity in
     undistributed net income of subsidiaries........................        63,631         60,432         60,575
Income tax benefit...................................................        (2,697)        (2,338)        (2,680)
                                                                       ------------   ------------   ------------
                                                                             66,328         62,770         63,255
Equity in undistributed net income of:
     Bank subsidiaries...............................................        27,466         25,738         15,642
     Nonbank subsidiaries............................................        10,010          8,718          9,614
                                                                       ------------   ------------   ------------
          Net Income.................................................  $    103,804   $     97,226   $     88,511
                                                                       ============   ============   ============


CONDENSED STATEMENTS OF CASH FLOWS
----------------------------------
                                                                                 Year Ended December 31
                                                                       ------------------------------------------
                                                                           2000           1999           1998
                                                                       ------------   ------------   ------------
                                                                                     (in thousands)
Cash Flows From Operating Activities:
    Net Income.....................................................    $    103,804   $     97,226   $     88,511

    Adjustments to Reconcile Net Income to
       Net Cash Provided by Operating Activities:
       Decrease (increase) in other assets.........................             657           (799)         3,745
       Increase in investment in subsidiaries......................         (37,476)       (34,456)       (25,256)
       Increase in other liabilities...............................          10,726          4,664            911
           Total adjustments.......................................         (26,093)       (30,591)       (20,600)
           Net cash provided by operating activities...............          77,711         66,635         67,911

Net cash used in investing activities - investment in subsidiaries.          (5,352)        (5,151)       (21,275)

Cash Flows From Financing Activities:
       Net increase (decrease) in short-term borrowings............          11,425         (6,617)        (9,383)
       Dividends paid..............................................         (43,140)       (39,575)       (33,939)
       Net proceeds from issuance of common stock..................           4,624          2,228          2,227
       Acquisition of treasury stock...............................         (45,162)       (17,534)        (5,780)
                                                                       ------------   ------------   ------------
           Net cash used in financing activities...................        (72,253)       (61,498)        (46,875)
                                                                       ------------   ------------   ------------
Net Increase (Decrease) in Cash and Cash Equivalents...............             106            (14)          (239)
Cash and Cash Equivalents at Beginning of Year.....................               5             19            258
                                                                       ------------   ------------   ------------
Cash and Cash Equivalents at End of Year...........................    $        111   $          5   $         19
                                                                       ============   ============   ============
    Cash paid during the year for:
      Interest.....................................................    $      2,495   $      1,556   $      2,257
      Income taxes.................................................          39,819         31,066         36,040

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Fulton Financial Corporation


     We have audited the accompanying consolidated balance sheets of Fulton Financial Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fulton Financial Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.





Lancaster, Pennsylvania
January 19, 2001

FULTON FINANCIAL CORPORATION
QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)
(In thousands, except per-share data)


                                                                           Three Months Ended
                                                            ----------------------------------------------------
For the Year 2000                                            March 31      June 30       Sept. 30       Dec. 31
----------------------------------------------------        ----------    ----------    ----------    ----------
Interest income ....................................        $  109,011    $  112,368    $  118,982    $  122,220
Interest expense ...................................            47,891        50,530        54,645        57,415
                                                            ----------    ----------    ----------    ----------
Net interest income ................................            61,120        61,838        64,337        64,805
Provision for loan losses ..........................             2,025         2,025         2,345         2,250
Other income .......................................            16,652        17,032        16,890        19,037
Other expenses .....................................            39,786        39,923        41,700        43,613
                                                            ----------    ----------    ----------    ----------
Income before income taxes .........................            35,961        36,922        37,182        37,979
Income taxes .......................................            10,647        11,015        11,061        11,517
                                                            ----------    ----------    ----------    ----------
Net income .........................................        $   25,314    $   25,907    $   26,121    $   26,462
                                                            ==========    ==========    ==========    ==========
Per-share data:
     Net income (basic) ............................        $     0.35    $     0.37    $     0.37    $     0.37
     Net income (diluted) ..........................              0.35          0.37          0.37          0.37
     Cash dividends ................................             0.143         0.160          0.160         0.160

                                                                             Three Months Ended
                                                            ----------------------------------------------------
For the Year 1999                                            March 31      June 30       Sept. 30       Dec. 31
----------------------------------------------------        ----------    ----------    ----------    ----------
Interest income ....................................        $  101,308    $  103,426    $  105,411    $  108,585
Interest expense ...................................            42,682        42,429        43,707        46,009
                                                            ----------    ----------    ----------    ----------
Net interest income ................................            58,626        60,997        61,704        62,576
Provision for loan losses ..........................             1,967         2,085         1,997         2,167
Other income .......................................            15,313        15,041        15,411        15,593
Other expenses .....................................            38,698        39,838        40,406        40,398
                                                            ----------    ----------    ----------    ----------
Income before income taxes .........................            33,274        34,115        34,712        35,604
Income taxes .......................................             9,747        10,072        10,303        10,357
                                                            ----------    ----------    ----------    ----------
Net income .........................................        $   23,527    $   24,043    $   24,409    $   25,247
                                                            ==========    ==========    ==========    ==========
Per-share data:
     Net income (basic) ............................        $     0.32    $     0.33    $     0.34    $     0.35
     Net income (diluted) ..........................              0.32          0.33          0.34          0.35
     Cash dividends ................................              0.130         0.143         0.143         0.143


Item 9.  Changes in and Disagreements with Accountants on
---------------------------------------------------------
         Accounting and Financial Disclosure
         -----------------------------------

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     Incorporated by reference herein is the information appearing under the heading "Information about Nominees and Continuing Directors" on pages 5 through 10 of the 2001 Proxy Statement and under the heading "Executive Officers" on page 11 of the 2001 Proxy Statement.

Item 11.  Executive Compensation
--------------------------------

     Incorporated by reference herein is the information appearing under the heading "Executive Compensation" on pages 12 through 13 of the 2001 Proxy Statement and under the heading "Compensation of Directors" on page 11 of the 2001 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     Incorporated by reference herein is the information appearing under the heading "Voting of Shares and Principal Holders Thereof" on page 3 of the 2001 Proxy Statement and under the heading "Information about Nominees and Continuing Directors" on pages 5 through 10 of the 2001 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     Incorporated by reference herein is the information appearing under the heading "Transactions with Directors and Executive Officers" on page 16 of the 2001 Proxy Statement, and the information appearing in Note D - Loans and Allowance for Loan Losses, of the Notes to Consolidated Financial Statements in
Item 8, "Financial Statements and Supplementary Data".

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a)  The following documents are filed as part of this report:

      1. Financial Statements -- The following consolidated financial statements of Fulton Financial Corporation and subsidiaries are incorporated herein by reference in response to Item 8 above:

            (i)   Consolidated Balance Sheets - December 31, 2000 and 1999.

            (ii) Consolidated Statements of Income - Years ended December 31, 2000, 1999 and 1998.

            (iii) Consolidated Statements of Shareholders' Equity - Years ended
                  December 31, 2000, 1999 and 1998.

            (iv) Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998.

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

            (iv)  Subsidiaries of the Registrant.

            (v)   Consent of Independent Public Accountants

(b)   Reports on Form 8-K:

      (1) Form 8-K dated January 2, 2001 reporting the execution of an Agreement and Plan of Merger between Fulton Financial Corporation and Drovers Bancshares Corporation.

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

                                                   FULTON FINANCIAL CORPORATION
                                                   (Registrant)



Dated:  March 20, 2001                              By: /s/ Rufus A. Fulton, Jr.
                                                    ----------------------------
                                                    Rufus A. Fulton, Jr.,
                                                    Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                              Capacity                 Date


/s/ Jeffrey G. Albertson               Director                 March 20, 2001
---------------------------------
    Jeffrey G. Albertson, Esq..


/s/ James P. Argires, M.D.             Director                 March 20, 2001
---------------------------------
    James P. Argires, M.D.

/s/ Donald M. Bowman, Jr.              Director                 March 20, 2001
---------------------------------
    Donald M. Bowman, Jr.


/s/ Beth Ann L. Chivinski              Senior Vice President    March 20, 2001
---------------------------------      and Controller
    Beth Ann L. Chivinski              (Principal Accounting
                                       Officer)

/s/ Harold D. Chubb                    Director                 March 20, 2001
---------------------------------
    Harold D. Chubb


/s/ William H. Clark, Jr.              Director                 March 20, 2001
---------------------------------
    William H. Clark, Jr., C.P.A.

Signature                            Capacity                    Date
---------                            --------                    ----

/s/ Craig A. Dally, Esq.             Director                    March 20, 2001
---------------------------------
    Craig A. Dally, Esq.


/s/ Frederick B. Fichthorn           Director                    March 20, 2001
---------------------------------
    Frederick B. Fichthorn


                                     Director                    March 20, 2001
---------------------------------
    Patrick J. Freer


/s/ Rufus A. Fulton, Jr.             Chairman, Chief Executive   March 20, 2001
---------------------------------    Officer and Director
    Rufus A. Fulton, Jr.             (Principal Executive
                                     Officer)

/s/ Eugene H. Gardner                Director                    March 20, 2001
---------------------------------
    Eugene H. Gardner


/s/ Robert D. Garner                 Director                    March 20, 2001
---------------------------------
    Robert D. Garner


/s/ Charles V. Henry III, Esq.       Director                    March 20, 2001
---------------------------------
    Charles V. Henry III, Esq.


/s/ J. Robert Hess                   Director                    March 20, 2001
---------------------------------
    J. Robert Hess


/s/ Carolyn R. Holleran              Director                    March 20, 2001
---------------------------------
    Carolyn R. Holleran


/s/ Clyde W. Horst                   Director                    March 20, 2001
---------------------------------
    Clyde W. Horst


/s/ Samuel H. Jones, Jr.             Director                    March 20, 2001
---------------------------------
    Samuel H. Jones, Jr.

Signature                            Capacity                    Date
---------                            --------                    ----


/s/ Donald W. Lesher, Jr.            Director                    March 20, 2001
---------------------------------
    Donald W. Lesher, Jr.


/s/ Charles J. Nugent                Senior Executive            March 20, 2001
---------------------------------    Vice President and
    Charles J. Nugent                Chief Financial Officer
                                     (Principal Financial
                                     Officer)

/s/ Joseph J. Mowad, M.D.            Director                    March 20, 2001
----------------------------------
    Joseph J. Mowad, M.D.


                                     Director                    March 20, 2001
----------------------------------
    Stuart H. Raub, Jr.


/s/ Mary Ann Russell                 Director                    March 20, 2001
----------------------------------
    Mary Ann Russell


/s/ John O. Shirk, Esq.              Director                    March 20, 2001
----------------------------------
    John O. Shirk, Esq.


/s/ R. Scott Smith, Jr.              President and Chief         March 20, 2001
-----------------------------------  Operating Officer and
    R. Scott Smith, Jr.              Director


/s/ James K. Sperry                  Director                    March 20, 2001
-----------------------------------
    James K. Sperry


/s/ Kenneth G. Stoudt                Director                    March 20, 2001
-----------------------------------
    Kenneth G. Stoudt

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

21.   Subsidiaries of the Registrant.

23.   Consent of Independent Public Accountants.