Form 10-Q
period 2001-03-31
FULTON FINANCIAL CORP
filed 2001-05-14
CIK 700564

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20459
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended    March 31, 2001          , or
                                       --------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to _____________


                          Commission File No. 0-10587
                                              -------


                         FULTON FINANCIAL CORPORATION
       ----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    PENNSYLVANIA                      23-2195389
       ----------------------------------------------------------------
          (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)           Identification No.)

       One Penn Square, P.O. Box 4887 Lancaster, Pennsylvania    17604
       -----------------------------------------------------------------
              (Address of principal executive offices)        (Zip Code)

                                 (717) 291-2411
       ----------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

       Common Stock, $2.50 Par Value - 75,901,281 shares outstanding as of
       -------------------------------------------------------------------
                                  May 4, 2001.
                                  -----------

                 FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
                FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001


                                     INDEX
                                     -----

     Description                                                                          Page
     -----------                                                                          ----
     PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited):

     (a) Consolidated Balance Sheets -
         March 31, 2001 and December 31, 2000............................................    3

     (b) Consolidated Statements of Income -
         Three months ended March 31, 2001 and 2000......................................    4

     (c) Consolidated Statements of Shareholders' Equity -
         Three months ended March 31, 2001 and 2000......................................    5

     (d) Consolidated Statements of Cash Flows -
         Three months ended March 31, 2001 and 2000......................................    6

     (e) Notes to Consolidated Financial Statements - March 31, 2001.....................    7


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations..............................    9

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................   16


     PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K...........................................   20



     SIGNATURES..........................................................................   21

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)

                                                                                           March 31               December 31
                                                                                             2001                     2000
                                                                                    -------------------------------------------
 ASSETS
-------------------------------------------------------------------------------------------------------------------------------
 Cash and due from banks................................................................  $   245,496              $   267,178
 Interest-bearing deposits with other banks.............................................        1,885                    3,199
 Mortgage loans held for sale...........................................................       14,233                    5,241
 Investment securities:
      Held to maturity (estimated fair value: $68,667 in 2001 and $83,836 in
       2000)............................................................................       68,132                   84,762
      Available for sale................................................................    1,140,779                1,140,646

 Loans, net of unearned income..........................................................    4,846,995                4,866,767
       Less: Allowance for loan losses..................................................      (60,357)                 (60,269)
                                                                                          -----------              -----------
                          Net Loans.....................................................    4,786,638                4,806,498
                                                                                          -----------              -----------

 Premises and equipment.................................................................      101,027                   97,147
 Accrued interest receivable............................................................       38,887                   40,411
 Other assets...........................................................................      127,575                  126,073
                                                                                          -----------              -----------
                          Total Assets..................................................  $ 6,524,652              $ 6,571,155
                                                                                          ===========              ===========
 LIABILITIES
------------------------------------------------------------------------------------------------------------------------------
 Deposits:
      Noninterest-bearing...............................................................  $   839,536              $   857,696
      Interest-bearing..................................................................    4,170,491                4,076,709
                                                                                          -----------              -----------
                          Total Deposits................................................    5,010,027                4,934,405
                                                                                          -----------              -----------
 Short-term borrowings:
      Securities sold under agreements to repurchase....................................      262,284                  248,375
      Federal funds purchased...........................................................       48,000                  155,000
      Demand notes of U.S. Treasury.....................................................        4,189                    4,791
                                                                                          -----------              -----------
                          Total Short-Term Borrowings...................................      314,473                  408,166
                                                                                          -----------              -----------

 Accrued interest payable...............................................................       41,846                   41,637
 Other liabilities......................................................................       70,872                   65,638
 Long-term debt.........................................................................      382,005                  441,973
                                                                                          -----------              -----------
                          Total Liabilities.............................................    5,819,223                5,891,819
                                                                                          -----------              -----------
 SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------------
 Common stock, $2.50 par; Authorized - 400 million shares; Issued - 76.5 million;
      Outstanding - 75.8 million in 2001 and 75.5 million in 2000.......................      191,070                  182,052
 Capital surplus........................................................................      505,358                  444,570
 Retained earnings......................................................................       12,469                   67,201
 Accumulated other comprehensive income.................................................        9,195                    2,358
 Treasury stock, at cost (709,000 shares in 2001 and 944,000 shares in 2000)............      (12,663)                 (16,845)
                                                                                          -----------              -----------
                          Total Shareholders' Equity....................................      705,429                  679,336
                                                                                          -----------              -----------

                          Total Liabilities and Shareholders' Equity....................  $ 6,524,652               $6,571,155
                                                                                          ===========              ===========
-------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)

                                                                                    Three Months Ended
                                                                                         March 31
                                                                         ---------------------------------------
                                                                                2001                  2000
                                                                         ---------------------------------------
 INTEREST INCOME
----------------------------------------------------------------------------------------------------------------
  Loans, including fees...................................................  $   101,005              $   91,368
 Investment securities:
  Taxable.................................................................       14,043                  14,189
  Tax-exempt..............................................................        2,144                   2,205
  Dividends...............................................................        1,132                   1,105
 Other interest income....................................................          182                     144
                                                                            -----------              ----------
    Total Interest Income.................................................      118,506                 109,011

 INTEREST EXPENSE
----------------------------------------------------------------------------------------------------------------
 Deposits.................................................................       44,017                  37,226
 Short-term borrowings....................................................        5,304                   6,256
 Long-term debt...........................................................        5,281                   4,409
                                                                            -----------              ----------
    Total Interest Expense................................................       54,602                  47,891
                                                                            -----------              ----------

    Net Interest Income...................................................       63,904                  61,120
 PROVISION FOR LOAN LOSSES................................................        2,779                   2,025
                                                                            -----------              ----------
   Net Interest Income After
     Provision for Loan Losses............................................       61,125                  59,095
                                                                            -----------              ----------
 OTHER INCOME
----------------------------------------------------------------------------------------------------------------
 Investment management and trust services.................................        6,103                   4,921
 Service charges on deposit accounts......................................        6,467                   5,584
 Other service charges and fees...........................................        3,641                   3,081
 Mortgage banking income..................................................        1,689                     590
 Investment securities gains..............................................        3,908                   2,476
                                                                            -----------              ----------
   Total Other Income.....................................................       21,808                  16,652

 OTHER EXPENSES
----------------------------------------------------------------------------------------------------------------
 Salaries and employee benefits...........................................       25,549                  22,745
 Net occupancy expense....................................................        3,831                   3,591
 Equipment expense........................................................        2,526                   2,483
 Data processing..........................................................        2,714                   2,773
 Other....................................................................        9,909                   8,194
                                                                            -----------              ----------
   Total Other Expenses...................................................       44,529                  39,786
                                                                            -----------              ----------

   Income Before Income Taxes.............................................       38,404                  35,961
 INCOME TAXES.............................................................       11,160                  10,647
                                                                            -----------              ----------
   Net Income.............................................................  $    27,244              $   25,314
                                                                            ===========              ==========
----------------------------------------------------------------------------------------------------------------
 PER-SHARE DATA:
 Net income (basic)....................................................... $      0.36               $    0.34
 Net income (diluted).....................................................        0.36                    0.34
 Cash dividends...........................................................        0.152                   0.136
----------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                                                                       Accumulated
                                                                                                                          Other
                                                                                                                        Comprehen-
                                                                     Common           Capital          Retained           sive
(Dollars in thousands, except per-share data)                         Stock           Surplus          Earnings          Income
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000..................................   $      182,052   $      444,570    $       67,201   $        2,358
Comprehensive income:
     Net income...............................................                                              27,244
     Other - net unrealized gain on securities (net of $3.7
             million tax expense).............................                                                                6,837

          Total comprehensive income..........................


Stock dividends declared - 5% (3.6 million shares)............            9,018           61,410           (70,428)
Stock issued (232,000 shares of treasury stock)...............                              (622)
Cash dividends - $0.152 per share.............................                                             (11,548)
                                                                 -------------------------------------------------------------------

Balance at March 31, 2001.....................................   $      191,070   $      505,358    $       12,469   $        9,195
                                                                 ===================================================================

Balance at December 31, 1999..................................   $      173,392   $      394,234    $       75,482   $      (11,846)
Comprehensive income:
     Net income...............................................                                              25,314
     Other - net unrealized loss on securities (net of $5.4
             million tax benefit).............................                                                              (10,064)

          Total comprehensive income..........................


Stock dividends declared - 5% (3.6 million shares)............            8,492           57,929           (66,421)
Stock issued (62,000 shares of treasury stock)................                              (434)
Acquisition of treasury stock (681,000 shares)................
Cash dividends - $0.136 per share.............................                                             (10,221)
                                                                 -------------------------------------------------------------------

Balance at March 31, 2000.....................................   $      181,884   $      451,729    $       24,154   $      (21,910)
                                                                 ===================================================================

                                                                       Treasury
                                                                         Stock            Total
                                                                 ------------------------------------
Balance at December 31, 2000..................................     $     (16,845)    $      679,336
Comprehensive income:
     Net income...............................................                               27,244
     Other - net unrealized gain on securities (net of $3.7
             million tax expense).............................                                6,837
                                                                                     ---------------
          Total comprehensive income..........................                               34,081
                                                                                     ---------------

Stock dividends declared - 5% (3.6 million shares)............                                    -
Stock issued (232,000 shares of treasury stock)...............             4,182              3,560
Cash dividends - $0.152 per share.............................                              (11,548)
                                                                   ---------------------------------

Balance at March 31, 2001.....................................     $     (12,663)    $      705,429
                                                                   =================================

Balance at December 31, 1999..................................     $     (16,968)    $      614,294
Comprehensive income:
     Net income...............................................                               25,314
     Other - net unrealized loss on securities (net of $5.4
             million tax benefit).............................                              (10,064)
                                                                                     ---------------
          Total comprehensive income..........................                               15,250
                                                                                     ---------------

Stock dividends declared - 5% (3.6 million shares)............                                    -
Stock issued (62,000 shares of treasury stock)................             1,002                568
Acquisition of treasury stock (681,000 shares)................           (10,153)           (10,153)
Cash dividends - $0.136 per share.............................                              (10,221)
                                                                   ---------------------------------

Balance at March 31, 2000.....................................     $     (26,119)    $      609,738
                                                                  ==================================

--------------------------------------------------------------------------------
See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------
(In thousands)

                                                                                                Three Months Ended
                                                                                                     March 31
                                                                                         ---------------------------------
                                                                                              2001              2000
                                                                                         ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income.................................................................        $      27,244     $      25,314

      Adjustments to reconcile net income to net cash provided by operating activities:
           Provision for loan losses.............................................                2,779             2,025
           Depreciation and amortization of premises and equipment...............                2,627             2,536
           Net amortization of investment security premiums......................                   61               131
           Investment security gains.............................................               (3,908)           (2,476)
           Net increase in mortgage loans held for sale..........................               (8,992)             (403)
           Amortization of intangible assets.....................................                  826               328
           Decrease (increase) in accrued interest receivable....................                1,524              (115)
           Decrease in other assets..............................................                8,615             8,718
           Increase in accrued interest payable..................................                  209             1,213
           Increase in other liabilities.........................................                5,215             3,796
                                                                                         ---------------    --------------
                Total  adjustments...............................................                8,956            15,753
                                                                                         ---------------    --------------
                Net cash provided by operating activities........................               36,200            41,067
                                                                                         ---------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of securities available for sale.......................               17,193             4,809
      Proceeds from maturities of securities held to maturity....................               17,556             9,285
      Proceeds from maturities of securities available for sale..................              159,528            40,422
      Purchase of securities held to maturity....................................                 (926)             (346)
      Purchase of securities available for sale..................................             (162,489)          (33,964)
      Increase (decrease) in short-term investments..............................                1,314              (511)
      Net decrease (increase) in loans...........................................               17,081           (82,784)
      Purchase of Dearden Maguire................................................              (14,624)                -
      Purchase of premises and equipment.........................................               (6,507)           (4,771)
                                                                                         ---------------    --------------
                Net cash provided by (used in) investing activities..............               28,126           (67,860)
                                                                                         ---------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net (Decrease) increase in demand and savings deposits.....................              (24,753)           88,673
      Net increase in time deposits..............................................              100,375            12,042
      Decrease in long-term debt.................................................              (59,968)           (5,056)
      Decrease in short-term borrowings..........................................              (93,693)          (36,150)
      Dividends paid.............................................................              (11,529)          (10,288)
      Net proceeds from issuance of common stock.................................                3,560               568
      Acquisition of treasury stock..............................................                    -           (10,153)
                                                                                         ---------------    --------------
                Net cash (used in) provided by financing activities..............              (86,008)           39,636
                                                                                         ---------------    --------------

      Net (Decrease) Increase in Cash and Due From Banks.........................              (21,682)           12,843
      Cash and Due From Banks at Beginning of Period.............................              267,178           245,572
                                                                                         ---------------    --------------
      Cash and Due From Banks at End of Period...................................        $     245,496      $    258,415
                                                                                         ===============    ==============
      Supplemental Disclosures of Cash Flow Information
      Cash paid during the period for:
           Interest..............................................................        $      54,393     $      46,678
           Income taxes..........................................................                    -               500

--------------------------------------------------------------------------------
      See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE B - Stock Dividends

The Corporation declared a 5% stock dividend on April 12, 2001 which will be paid on May 25, 2001 to shareholders of record on May 2, 2001. All share and per-share information has been restated to reflect the effect of this stock dividend. In addition, shareholders' equity accounts have been adjusted to reflect the impact of the dividend, assuming 72.1 million shares are outstanding on the payment date.

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

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows (in thousands):

                                                         Three months ended
                                                              March 31,
                                                        ---------------------
                                                         2001           2000
                                                         ----           ----

     Weighted average shares outstanding (basic).....   75,663        75,230
     Impact of common stock equivalents..............      477           323
                                                        ------        ------
     Weighted average shares outstanding (diluted)...   76,140        75,553
                                                        ======        ======


NOTE D - Comprehensive Income

The following table summarizes the reclassification adjustment for realized security gains (net of taxes) for each of the indicated periods (in thousands):

                                                                                     2001               2000
                                                                                     ----               ----
     Unrealized holding gains (losses) arising during period..............    $        9,377     $      (8,455)
     Less: reclassification adjustment for gains included
           in net income..................................................             2,540             1,609
                                                                              ----------------   ---------------
     Net unrealized gains (losses) on securities..........................    $        6,837     $     (10,064)
                                                                              ================   ===============

NOTE E - New Accounting Standards

Accounting for Derivative Instruments and Hedging Activities: In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). This statement expanded the previous definition of derivatives to include certain additional transactions. Entities are required to record derivatives at their fair values and recognize any changes in fair value in current period earnings, unless specific hedge criteria are met. Statement 133, as amended by Statement 137, was effective for years beginning after June 15, 2000. The Corporation adopted Statement 133 on January 1, 2001 and there was no material impact on its balance sheet, comprehensive income or net income.

NOTE F - Reclassifications

Certain amounts in the 2000 consolidated financial statements and notes have been reclassified to conform to the 2001 presentation.

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

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

In addition to the factors identified herein, the following could cause actual results to differ materially from such forward looking statements: pricing pressures on loan and deposit products, actions of bank and nonbank competitors, changes in local and national economic conditions, changes in regulatory requirements and regulatory oversight of the Corporation, actions of the Federal Reserve Board (FRB) and the Corporation's success in merger and acquisition integration.

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

Under the terms of the merger agreement, each of the 2.5 million outstanding shares of SFC's common stock was exchanged for 0.86 shares of the Corporation's common stock. In addition, options to acquire shares of SFC stock were also exchanged for options to purchase the Corporation's common stock. SFC was merged with and into the Corporation and, as a result, Skylands became the Corporation's third banking subsidiary located in New Jersey.

The acquisition was accounted for as a purchase, and goodwill of approximately $17.5 million was recorded as the purchase price paid in excess of the net assets acquired. The goodwill is being amortized to expense on a straight-line basis over 15 years. Since the acquisition was accounted for as a purchase, the accounts and results of operations of Skylands are included in the financial statements of the Corporation for the first quarter of 2001 only.

Dearden, Maguire, Weaver and Barrett, Inc. - On January 2, 2001, the Corporation completed its previously announced acquisition of investment management and advisory company Dearden, Maguire, Weaver and Barrett, Inc. (Dearden Maguire). Dearden Maguire provides investment advice to, and manages the assets of, clients in the mid-Atlantic region. The firm has approximately $1.3 billion in assets under management. Dearden Maguire retained its name and operates in conjunction with Fulton Financial Advisors, N.A. (Advisors), the Corporation's investment management and trust services subsidiary.

The acquisition was accounted for as a purchase, and goodwill of approximately $14.4 million was recorded as the initial purchase price paid in excess of the net assets acquired. Additional payments of up to $6.6 million may become payable upon Dearden Maguire achieving certain revenue goals through December 31, 2005. The goals and the dates of such payments are specified in the purchase agreement.

The goodwill is being amortized to expense on a straight-line basis over 20 years. Since the acquisition was accounted for under the purchase method of accounting, the accounts and results of operations of Dearden Maguire are not included in the financial statements of the Corporation for periods prior to January 2, 2001.

Drovers Bancshares Corporation - On December 27, 2000, the Corporation entered into a merger agreement to acquire Drovers Bancshares Corporation (Drovers), of York, Pennsylvania. Drovers is an $825 million bank holding company whose primary subsidiary is The Drovers & Mechanics Bank (Drovers Bank), which has 16 community banking offices in York County, Pennsylvania and one office in Frederick County, Maryland.

Under the terms of the merger agreement, each of the approximately 5.1 million shares of Drover's common stock outstanding will be exchanged for 1.302 shares of the Corporation's common stock. In addition, each of the options to acquire Drovers stock will be converted to options to purchase the Corporation's stock. The acquisition is subject to approval by bank regulatory authorities and Drovers' shareholders and is expected to be completed in the third quarter of 2001. The acquisition will be accounted for as a pooling of interests.

Drovers will be merged into the Corporation and, shortly thereafter, Drovers Bank will be merged into Fulton Bank, the Corporation's largest subsidiary bank. The Frederick County, Maryland office of Drovers Bank will be transferred to Hagerstown Trust Company, another subsidiary bank of the Corporation. The trust business of Drovers Bank will be transferred to Advisors. This acquisition will allow the Corporation to expand its presence in the York County, Pennsylvania market.

Sovereign Bank Branches - On January 29, 2001, the Corporation entered into a definitive agreement with Sovereign Bank (Sovereign) to acquire 18 branch offices located in Delaware, New Jersey and Pennsylvania. These branch offices, which include approximately $300 million in deposits and $50 million in loans, will be operated through the following existing banking subsidiaries of the
Corporation: Fulton Bank (1), Delaware National Bank (6), The Bank of Gloucester County (2), and the Woodstown National Bank and Trust Company (9). All required regulatory approvals have been obtained and the acquisition is expected to be completed in the second quarter of 2001.

RESULTS OF OPERATIONS
---------------------

Quarter ended  March 31, 2001 versus Quarter ended  March 31, 2000
------------------------------------------------------------------

The Corporation's net income for the first quarter of 2001 increased $1.9 million, or 7.6%, in comparison to net income for the first quarter of 2000. Diluted net income per share increased $0.02, or 5.9%, compared to 2000. First quarter net income of $27.2 million, or $0.36 per share (basic and diluted), represented an annualized return on average assets (ROA) of 1.70% and an annualized return on average equity (ROE) of 16.11%. This compares to 2000 net income of $25.3 million, or $0.34 per share (basic and diluted -- 1.67% ROA and 16.57% ROE).

The increase in net income was impacted by the net contributions of Skylands (net income of $794,000 for the quarter) and Dearden Maguire (net income of $165,000 for the quarter) whose results of operations were not included in 2000 amounts as these acquisitions were accounted for as purchases. The Corporation also benefited from growth in other income, mainly as a result of mortgage sale gains. These increases were offset by a higher provision for loan losses, increases in expenses and a decrease in net interest income (after excluding the impact of Skylands).

Net Interest Income
-------------------

Net interest income is the Corporation's largest revenue source, accounting for almost 80% of total revenues. For the quarter, net interest income increased $2.8 million, or 4.6%. Excluding the impact of Skylands, which added $3.2 million during the quarter, net interest income actually decreased by $402,000, or 0.7%. This decline resulted mainly from continued pressure on the Corporation's net interest margin due to loan and deposit competition and changes in the general interest rate environment. The following table provides a comparative average balance sheet and net interest income analysis for the first quarter of 2001 as compared to the same period in 2000. All dollar amounts are in thousands.

                                               Quarter Ended March 31, 2001               Quarter Ended March 31, 2000
                                         ------------------------------------------ ---------------------------------------------
                                            Average                       Yield/       Average                         Yield/
ASSETS                                      Balance        Interest      Rate (1)      Balance      Interest          Rate (1)
---------------------------------------  ------------    ------------   ----------  ------------- -----------      --------------
Interest-earning assets:
  Loans and leases.....................  $   4,870,855   $  101,005       8.41%   $  4,468,516    $    91,368          8.22%
  Taxable investment securities........        912,370       14,043       6.24         943,467         14,189          6.05
  Tax-exempt investment securities.....        198,963        2,144       4.37         204,122          2,205          4.34
  Equity securities....................         83,673        1,132       5.49          84,700          1,105          5.25
  Short-term investments...............         11,786          182       6.26           8,991            144          6.44
Total interest-earning assets..........  -------------  -----------      -----    ------------    -----------          ----
                                             6,077,647      118,506       7.91       5,709,796        109,011          7.68
Noninterest-earning assets:
  Cash and due from banks..............        222,272                                 225,788
  Premises and equipment...............         99,822                                  80,551
  Other assets.........................        165,315                                 122,492
  Less: Allowance for loan losses......        (61,252)                                (58,476)
                                         -------------                            ------------
          Total Assets.................  $   6,503,804                            $  6,080,151
                                         =============                            ============
LIABILITIES AND  SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Demand deposits......................  $     617,218   $    2,285       1.50%   $    583,476    $     2,136          1.47%
  Savings deposits.....................      1,047,247        6,221       2.41       1,020,293          6,019          2.37
  Time deposits........................      2,440,054       35,511       5.90       2,217,844         29,071          5.27
  Short-term borrowings................        406,598        5,304       5.29         478,442          6,256          5.26
  Long-term debt.......................        401,952        5,281       5.33         340,692          4,409          5.20
                                         -------------  -----------       ----    ------------    -----------          ----
Total interest-bearing liabilities.....      4,913,069       54,602       4.51       4,640,747         47,891          4.15
Noninterest-bearing liabilities:
  Demand deposits......................        798,814                                 730,625
  Other................................        106,212                                  94,358
                                         -------------                            ------------
          Total Liabilities............      5,818,095                               5,465,730
Shareholders' equity...................        685,709                                 614,421
                                         -------------                            ------------
          Total Liabilities and
            Shareholders' Equity.......  $   6,503,804                            $  6,080,151
                                         =============                            ============
Net interest income....................                  $   63,904                               $    61,120
                                                         ==========                               ===========
Net interest margin (FTE)..............                                   4.36%                                        4.42%
                                                                          ====                                         ====

(1) Yields on tax-exempt securities are not fully taxable equivalent (FTE).

    The increases in average balances from 2000 to 2001 were positively impacted by the acquisition of Skylands. Approximately $175.6 million of the $402.3 million increase in average loans and $243.9 million of the $367.9 million increase in average total interest-earning assets resulted from the inclusion of Skylands in the 2001 average balances. Similarly, approximately $236.2 million of the $351.1 million increase in average deposits is attributable to Skylands.

Although the balance increases were affected, the yields and costs for each period were not significantly impacted, as the total assets of Skylands account for less than 5% of the total assets of the Corporation.

Total interest income increased $9.5 million, or 8.7%. Of this increase, approximately $7.0 million was attributable to the increase in average earning assets. The remaining $2.5 million increase resulted from the 23 basis point increase in average yields to 7.91% in 2001 from 7.68% in 2000, offset by one less day in 2001 as a result of leap year in 2000.

The average balance sheet growth was fueled mainly by loans, which increased $402 million, or 9.0%, in 2001 as compared to 2000 ($227 million, or 5.1%, excluding the impact of Skylands). Commercial loans increased $168 million, or 15.6%, and commercial mortgages increased $191 million, or 15.8%, to provide the majority of the growth.

Average investment securities decreased $37 million, or 3.0% as a portion of the funds from maturing investments was used to support the loan growth.

Total interest expense increased $6.7 million, or 14.0%. Unlike interest income, the increase was more evenly distributed between rate and volume. The 36 basis point increase in the average cost of funds to 4.51% in 2001 from 4.15% in 2000 contributed $3.9 million to the increase, while the remaining $2.8 million resulted from the growth in average interest-bearing liabilities.

Overall, the Corporation's net interest margin on a fully taxable equivalent basis decreased six basis points to 4.36% in 2001 from 4.42% in 2000. This reflects the pricing competition for loans and deposits and the volatility in interest rates over the past two years as a result of interest rate decisions made by the FRB. Despite these factors, however, the Corporation's net interest margin remains strong compared to the industry in general. See "Market Risk" for a discussion of the Corporation's asset/liability management strategies.

Provision and Allowance for Loan Losses
---------------------------------------

The following table summarizes loans outstanding as of the dates shown:

                                                         March 31          December 31          March 31
                                                           2001                2000               2000
                                                       ----------------   ----------------    ----------------
                                                        (in thousands)
Commercial, financial and agricultural.............    $    1,259,140     $    1,219,845      $    1,095,176
Real estate - construction.........................           215,897            223,575             181,900
Real estate - residential mortgage.................         1,390,592          1,424,274           1,306,497
Real estate - commercial mortgage..................         1,234,804          1,215,000           1,089,612
Consumer ..........................................           674,551            709,985             770,431
Leasing and other..................................            84,566             87,004              69,792
Unearned income....................................           (12,555)           (12,916)             (9,839)
                                                       --------------     --------------      --------------
   Total Loans.....................................    $    4,846,995     $    4,866,767      $    4,503,569
                                                       ==============     ==============      ==============


As indicated by the above table, the Corporation maintained a diversified loan portfolio despite recent growth realized mainly in commercial loans and commercial mortgages.

The following table summarizes the activity in the Corporation's allowance for loan losses:

                                                                                  Three Months Ended
                                                                                       March 31
                                                                          -------------------------------------
                                                                               2001                 2000
                                                                          ----------------     ----------------
                                                                                (dollars in thousands)
     Loans outstanding at end of period (net of unearned)...............  $     4,846,995      $     4,503,569
                                                                          ================     ================
     Daily average balance of loans and leases..........................  $     4,870,855      $     4,468,516
                                                                          ================     ================
     Balance of allowance for loan losses
          at beginning of period........................................  $        60,269      $        57,631

     Loans charged-off:
         Commercial, financial and agricultural.........................            1,716                  816
         Real estate - mortgage.........................................              234                  349
         Consumer.......................................................            1,726                1,777
         Leasing and other..............................................              154                   93
                                                                          ----------------     ----------------
         Total loans charged-off........................................            3,830                3,035
                                                                          ----------------     ----------------

     Recoveries of loans previously charged-off:
         Commercial, financial and agricultural.........................              142                  376
         Real estate - mortgage.........................................              189                  288
         Consumer.......................................................              803                  748
         Leasing and other..............................................                5                    1
                                                                          ----------------     ----------------
         Total recoveries...............................................            1,139                1,413
                                                                          ----------------     ----------------

     Net loans charged-off..............................................            2,691                1,622

     Provision for loan losses..........................................            2,779                2,025
                                                                          ----------------     ----------------
     Balance at end of period...........................................  $        60,357      $        58,034
                                                                          ================     ================

     Net charge-offs to average loans (annualized)......................             0.22%                0.15%
                                                                          ================     ================
     Allowance for loan losses to loans outstanding.....................             1.25%                1.29%
                                                                          ================     ================

The following table summarizes the Corporation's non-performing assets as of the indicated dates.

                                                               March 31           Dec. 31            March 31
     (Dollars in thousands)                                      2001               2000               2000
                                                            ---------------    ---------------    ---------------
     Nonaccrual loans.....................................  $       20,499     $      19,465      $       18,914
     Loans 90 days past due and accruing..................           8,953             7,127               6,864
     Other real estate owned (OREO).......................             846               931                 816
                                                            ---------------    ---------------    ---------------
     Total non-performing assets..........................  $       30,298     $      27,523      $       26,594
                                                            ===============    ===============    ===============

     Non-performing loans/total loans.....................            0.61%             0.55%               0.57%
     Non-performing assets/total assets...................            0.46%             0.42%               0.43%
     Non-performing assets/loans and OREO.................            0.62%             0.57%               0.59%

Additions to the allowance for loan losses are charged to income through the provision for loan losses when, in the opinion of management and based on internal credit quality reviews and analyses, it is believed that the allowance is not adequate to absorb the losses inherent in the portfolio. Management considers various factors in completing its analyses, assessing the adequacy of the allowance for loan losses and determining the provision for the period. Among these are charge-off history and trends, risk classification of significant credits, adequacy of collateral, the mix and risk characteristics of loan types in the portfolio, and the balance of the allowance relative to total and nonperforming loans. Additional consideration is given to local and national economic conditions. The Corporation's policy is individually applied to each of its subsidiary banks. Resulting provisions and allowances are aggregated for consolidated financial reporting.

For the first quarter of 2001, net charge-offs totaled $2.6 million, or 0.22% of average loans on an annualized basis. This compares to $1.6 million, or 0.15%, for the first quarter of 2000. The increase was attributable to one commercial loan, which offset the improvements that the Corporation continued to realize in the quality of its consumer loan portfolio. Non-performing loans, including loans 90 days past due and still accruing, to total loans were 0.61% at March 31, 2000 as compared to 0.55% at December 31, 2000 and 0.57% at March 31, 2000.

The provision for loan losses increased $754,000, or 37.2%, to $2.8 million in 2001. The total provision for the quarter approximated net charge-offs and increased mainly in response to the higher charge-off level. Despite the increase in net charge-offs and the slight increase in its non-performing assets ratios, the Corporation's overall loan quality remains strong when such measures are compared to the industry in general.

The Corporation's periodic loan portfolio review and allowance calculation resulted in an unallocated allowance for loan losses of 21% at March 31, 2001, as compared to 28% at March 31, 2000 and 30% at December 31, 2000. Management believes that the allowance balance of $60.4 million is sufficient to cover losses incurred in the loan portfolio and appropriate based on applicable accounting standards.

Other Income
------------

Other income for the quarter ended March 31, 2001 was $21.8 million, an increase of $5.2 million, or 31.0%, over the comparable period in 2000. Excluding investment security gains, which increased from $2.5 million in 2000 to $3.9 million in 2001, other income increased $3.7 million, or 26.3%. Skylands did not contribute significantly to the increase in other income.

The most significant increase, in terms of percentage growth, was realized in mortgage banking income, which increased $1.1 million, or 186.3%. With relatively low mortgage rates in place during the quarter, many consumers refinanced to lower rate loans. The Corporation sold all qualifying fixed rate mortgage loans it originated during the quarter in order to limit interest rate risk, resulting in an increase in mortgage sale gains of $1.1 million.

Investment management and trust services income also showed strong growth, with an increase of $1.2 million, or 24.0%, mainly as a result of the Dearden Maguire acquisition. Service charges on deposit accounts increased $906,000, or 16.3%, as deposit balances grew during the period. Other service charges also realized a moderate increase of $537,000, or 17.3%.

Other Expenses
--------------

Total other expenses for the first quarter of 2001 of $44.5 million increased $4.7 million, or 11.9%, from 2000. The acquisitions of Skylands and Dearden Maguire contributed $2.7 million to the increase. Excluding these amounts, other expenses increased $2.0 million, or 5.0%. The Corporation's efficiency ratio, which is the ratio of noninterest expense to fully taxable equivalent revenues (excluding security gains), increased to 53.3% in 2001 from 51.6% in 2000.

Salaries and employee benefits increased $2.8 million, or 12.3%, in comparison to the first quarter of 2000 ($993,000, or 4.3%, excluding Skylands and Dearden Maguire). Benefits expense generated much of the increase, as health plan expenses increased approximately 30% due to rising medical insurance costs. The increase in salaries expense was a less dramatic 3.2% and resulted from normal merit increases.

Net occupancy and equipment expenses increased $240,000, or 6.7%, and $43,000, or 1.7%, respectively. These increases resulted mainly from the addition of Skylands. The Corporation will complete its $25 million headquarters office space construction project in the second quarter of 2001, which will contribute to an increase in occupancy costs in future periods. The Corporation will recover a portion of these costs by leasing available space to third parties.

Data processing expense decreased $59,000, or 2.1% as the Corporation continued to realize a benefit from its renegotiated outside data processing services contract. Other expense increased $1.7 million, or 20.9%, to $9.9 million in 2001. Excluding Skylands and Dearden Maguire, the increase was $891,000, or 10.9%, mainly due to goodwill amortization resulting from these acquisitions.

Income Taxes
------------

Income tax expense for the first quarter of 2001 was $11.2 million, a $513,000, or 4.8%, increase from $10.6 million in 2000. The Corporation's effective tax rate was approximately 29.1% in 2001 as compared to 29.6% in 2000. The effective rate is lower than the federal statutory rate of 35% due mainly to investments in tax-free municipal securities and federal tax credits from investments in low and moderate income housing partnerships.

FINANCIAL CONDITION
-------------------

At March 31, 2001, the Corporation had total assets of $6.5 billion, reflecting a decrease of $46.5 million, or 0.07%, from December 31, 2000 and an increase of $395 million, or 6.4% from March 31, 2000 ($275 million of this increase resulted from the Skylands acquisition).

The decrease in assets from December 31, 2000 to March 31, 2001 resulted mainly from a net decrease in loans. Moderate growth in commercial loans and commercial mortgages ($59.0 million, or 2.4%, increase) was more than offset by runoff in the residential mortgage portfolio ($33.7 million, or 2.4%, decrease) and consumer loans ($35.4 million, or 5.0%). Residential mortgage balances decreased due to continued refinance activity and consumer loans decreased due to a lower volume of indirect lending.

Total cash and due from banks decreased $21.7 million, or 8.1%, and total investment securities decreased $16.5 million, or 1.4%. Available funds were used to reduce the Corporation's net short-term borrowing position. Other assets remained essentially unchanged at $127.6 million as a result of the $14.4 million increase in goodwill from the Dearden Maguire acquisition being offset by a $10.3 million decrease in the accumulated cash value of corporate-owned life insurance.

Total deposits saw moderate growth during the first quarter of 2001, increasing $75.6 million, or 1.5%, primarily in interest-bearing types. Since these additional funds were not needed to support loan growth, the Corporation's borrowings were reduced. Short-term borrowings, primarily Federal funds purchased, decreased $93.7 million, or 23.0%. Long-term debt, consisting mainly of advances from the Federal Home Loan Bank, decreased $60.0, or 13.6%.

Other liabilities increased $5.2 million, or 8.0% due to accrued federal income taxes which were not due until April, 2001.

Capital Resources
-----------------

Total shareholders' equity increased $26.1 million, or 3.8%, during the first three months of 2001. This increase was due to net income of $27.2 million, a $6.8 million improvement in the net unrealized gain on investment securities and $3.6 million in stock issuances. These increases were offset by $11.5 million in cash dividends to shareholders. In addition, the Corporation did not have any stock repurchase plans in place during the first quarter and, consequently, no shares were repurchased.

Common stock, capital surplus and retained earnings were also adjusted during the quarter for the estimated impact of the 5% stock dividend declared on April 12, 2001. See Note B to the financial statements.

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

As of March 31, 2001, the Corporation and each of its subsidiaries met the minimum capital requirements. In addition, the Corporation and each of its subsidiaries' capital ratios exceeded the amounts required to be considered "well-capitalized" as defined in the regulations.

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

Equity Market Price Risk
------------------------

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation's equity investments consist of common stocks of publicly traded financial institutions (cost basis of approximately $51.7 million) and U.S. Government agency stock (cost basis of approximately $34.5 million). The Corporation's financial institutions stock portfolio had net unrealized gains of approximately $7.4 million at March 31, 2001.

Although the carrying value of equity investments accounted for only 1.4% of the Corporation's total assets, the unrealized gains on the portfolio represent a potential source of revenue. The Corporation has a history of periodically realizing gains from this portfolio and, if values were to decline significantly, this revenue source could be lost.

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

FULTON FINANCIAL CORPORATION
INTEREST RATE SENSITIVITY
(dollars in thousands)

                                                     Expected Maturity Period
                                                     ------------------------
                                      *1 Year       1-2 Years       2-3 Years       3-4 Years
                                      -------        ---------       ---------       ---------
Fixed rate loans (1)            $      932,629    $     645,564    $    485,051    $    311,916
    Average rate (1)                      7.93%            8.01%           8.01%           8.01%
Floating rate loans (2)                539,860          199,815         162,717         130,338
    Average rate                          8.77%            8.76%           8.96%           9.06%

Fixed rate investments (3)             203,631          207,327         248,137         176,980
    Average rate                          6.33%            6.30%           6.26%           6.25%
Floating rate investments (3)               50                -           1,000               -
    Average rate                          7.51%               -            5.55%              -

Other interest-earning assets           16,118                -               -               -
    Average rate                          5.53%               -               -               -
                              ------------------------------------------------------------------
Total                           $    1,692,288   $    1,052,706    $    896,905    $    619,234
    Average rate                          7.98%            7.82%           7.25%           7.73%
                              ------------------------------------------------------------------

Fixed rate deposits (4)         $    1,705,382   $      482,754    $    127,564    $     59,473
    Average rate                          5.77%            5.97%           5.88%           5.83%
Floating rate deposits (5)             599,231          126,166         121,843         121,843
    Average rate                          3.06%            1.10%           1.05%           1.05%

Fixed rate borrowings (6)               71,409              280          27,780             280
    Average rate                          4.60%            5.76%           5.00%           5.76%
Floating rate borrowings (7)           314,473                -               -               -
    Average rate                          4.85%               -               -               -
                              ------------------------------------------------------------------
Total                           $    2,690,495   $      609,200    $    277,187    $    181,596
    Average rate                          5.03%            4.96%           3.67%           2.62%
                              ------------------------------------------------------------------

                                 --------------------------                         Estimated
                                  4-5 Years      **5 Years             Total        Fair Value
                                 -----------     ----------           -------      ------------
Fixed rate loans (1)            $   215,395       $    676,261     $  3,266,816    $   3,354,608
    Average rate (1)                   8.05%              7.64%            7.91%
Floating rate loans (2)             107,298            440,151        1,580,179        1,568,954
    Average rate                       8.72%              8.45%            8.47%

Fixed rate investments (3)          129,397            128,693        1,094,165        1,100,873
    Average rate                       6.08%              5.70%            6.15%
Floating rate investments (3)             -             13,379           14,429           14,441
    Average rate                          -               6.86%            6.77%

Other interest-earning assets             -                  -           16,118           16,118
    Average rate                          -                  -             5.53%
                             --------------------------------------------------------------------
Total                           $   452,090       $  1,258,484     $  5,971,707    $   6,054,994
    Average rate                       7.64%              7.72%            7.73%
                             --------------------------------------------------------------------

Fixed rate deposits (4)         $    37,690       $      15,251    $  2,428,114     $  2,466,475
    Average rate                       6.15%               5.52%           5.82%
Floating rate deposits (5)          121,843           1,490,987       2,581,913        2,581,733
    Average rate                       1.05%               0.85%           1.40%

Fixed rate borrowings (6)            73,280             208,976         382,005          384,195
    Average rate                       6.36%               5.46%           5.44%
Floating rate borrowings (7)              -                   -         314,473          314,473
    Average rate                                              -            4.85%
                             -------------------------------------------------------------------
Total                           $   232,813       $   1,715,214    $  5,706,505     $  5,746,876
    Average rate                       3.55%               1.45%           3.74%
                             -------------------------------------------------------------------

*  Less than
** Greater than

Assumptions:

--------------------------------------------------------------------------------
     1) Amounts are based on contractual payments and maturities, adjusted for expected prepayments.
     2) Average rates are shown on a fully taxable equivalent basis using an effective tax rate of 35%.
     3) Amounts are based on contractual maturities, adjusted for expected prepayments on mortgage-backed securities, and expected calls on other securities.
     4)  Amounts are based on contractual maturities of time deposits.
     5) Money market and Super NOW deposits are shown in first year. NOW and savings accounts are spread based on history of deposit flows.
     6) Amounts are based on contractual maturities of Federal Home Loan Bank advances.
     7) Amounts are Federal funds purchased and securities sold under agreements to repurchase, which mature in less than 90 days.

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

Static gap provides a measurement of repricing risk in the Corporation's balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation's assets and liabilities into predetermined repricing periods. The assets and liabilities in each of these periods are summed and compared for mismatches within that maturity segment. Core deposits having noncontractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans held and for mortgage-backed securities includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation's policy limits the cumulative 6-month gap to plus or minus 15% of total earning assets. The cumulative 6-month gap as of March 31, 2001 was 1.15.

Simulation of net interest income and of net income is performed for the next twelve-month period. A variety of interest rate scenarios is used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of earnings is used primarily to measure the Corporation's short-term earnings exposure to rate movements. The Corporation's policy limits the potential exposure of net interest income to 10% of the base case net interest income for every 100 basis point "shock" in interest rates. A "shock' is an immediate upward or downward movement of interest rates across the yield curve based upon changes in the prime rate. At March 31, 2001 the Corporation had a larger exposure to downward rate shocks, with net interest income at risk of loss over the next twelve months of 1%, 2% and 4% where interest rates are shocked downward by 100, 200 and 300 basis points, respectively.

Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer term repricing risks and options in the Corporation's balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point "shock" movement in interest rates. As of March 31, 2001, downward shocks of 100, 200 or 300 basis points were estimated to have negative effects upon economic value of 1%, 3%, and 6%, respectively.

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

(b)  Reports on Form 8-K:

              (1) Form 8-K dated January 2, 2001 reporting the execution of an
                  Agreement and Plan of Merger by and between Fulton Financial Corporation and Drovers Bankshares Corporation.

                  FULTON FINANCIAL CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULTON FINANCIAL CORPORATION



Date:    May 11, 2001                 /s/ Rufus A. Fulton, Jr.
     -----------------------          ------------------------------------------
                                          Rufus  A.  Fulton, Jr.
                                          Chairman and
                                          Chief Executive Officer

Date:    May 11, 2001                 /s/ Charles J. Nugent
     --------------------------       ----------------------------------------
                                          Charles J. Nugent
                                          Senior Executive Vice President and
                                          Chief Financial Officer

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