Form 10-Q
period 2001-06-30
FULTON FINANCIAL CORP
filed 2001-08-14
CIK 700564

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20459
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2001, or
                                     ---------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                     to
                                      --------------------  --------------------


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

Common Stock, $2.50 Par Value - 82,886,560 shares outstanding as of July 31,
----------------------------------------------------------------------------
2001.
-----

                  FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001


                                      INDEX
                                      -----


Description                                                                        Page
-----------                                                                        ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

(a) Consolidated Balance Sheets -
    June 30, 2001 and December 31, 2000...............................................3

(b) Consolidated Statements of Income -
    Three and six months ended June 30, 2001 and 2000.................................4

(c) Consolidated Statements of Shareholders' Equity -
    Six months ended June 30, 2001 and 2000...........................................5

(d) Consolidated Statements of Cash Flows -
    Six months ended June 30, 2001 and 2000...........................................6

(e) Notes to Consolidated Financial Statements - June 30, 2001........................7


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...............................10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................21


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................................25



SIGNATURES...........................................................................26

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)


                                                                                          June 30            December 31
                                                                                            2001                 2000
                                                                                      --------------------------------------
ASSETS
----------------------------------------------------------------------------------------------------------------------------
Cash and due from banks ..............................................................$       245,299      $       267,178
Interest-bearing deposits with other banks ...........................................          2,584                3,199
Federal funds sold....................................................................         60,900                    -
Mortgage loans held for sale .........................................................         19,095                5,241
Investment securities:
     Held to maturity (Fair value: $58,791 in 2001 and $83,836 in 2000) ..............         58,089               84,762
     Available for sale ..............................................................      1,420,870            1,140,646

Loans, net of unearned income ........................................................      4,808,612            4,866,767
      Less: Allowance for loan losses ................................................        (62,042)             (60,269)
                                                                                      ---------------      ---------------
                         Net Loans ...................................................      4,746,570            4,806,498
                                                                                      ---------------      ---------------
Premises and equipment ...............................................................        109,202               97,147
Accrued interest receivable ..........................................................         38,670               40,411
Other assets .........................................................................        166,079              126,073
                                                                                      ---------------      ---------------

                         Total Assets ................................................$     6,867,358      $     6,571,155
                                                                                      ===============      ===============

LIABILITIES
----------------------------------------------------------------------------------------------------------------------------
Deposits:
     Noninterest-bearing .............................................................$       890,942      $       857,696
     Interest-bearing ................................................................      4,498,183            4,076,709
                                                                                      ---------------      ---------------
                         Total Deposits ..............................................      5,389,125            4,934,405
                                                                                      ---------------      ---------------
Short-term borrowings:
     Securities sold under agreements to repurchase...................................        245,248              248,375
     Federal funds purchased..........................................................              -              155,000
     Demand notes of U.S. Treasury ...................................................          4,862                4,791
                                                                                      ---------------      ---------------
                         Total Short-Term Borrowings .................................        250,110              408,166
                                                                                      ---------------      ---------------
Accrued interest payable .............................................................         41,274               41,637
Other liabilities ....................................................................         76,674               65,638
Long-term debt .......................................................................        381,950              441,973
                                                                                      ---------------      ---------------
                         Total Liabilities ...........................................      6,139,133            5,891,819
                                                                                      ---------------      ---------------
SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------- ----------------- -- -----------------
Common stock, $2.50 par; Authorized - 400 million shares; Issued - 76.5 million;
     Outstanding - 76.1 million in 2001 and 75.5 million in 2000 .....................        191,155              182,052
Capital surplus ......................................................................        505,420              444,570
Retained earnings ....................................................................         27,456               67,201
Accumulated other comprehensive income................................................         11,375                2,358
Treasury stock, at cost (405,000 shares in 2001 and 944,000 shares in 2000)...........         (7,181)             (16,845)
                                                                                      ---------------      ---------------
                         Total Shareholders' Equity ..................................        728,225              679,336
                                                                                      ---------------      ---------------
                         Total Liabilities and Shareholders' Equity...................$     6,867,358      $     6,571,155
                                                                                      ===============      ===============

--------------------------------------------------------------------------------
See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)


                                                                     Three Months Ended                      Six Months Ended
                                                                           June 30                                June 30
                                                              --------------------------------     --------------------------------
                                                                   2001             2000                2001             2000
                                                              --------------------------------     --------------------------------
INTEREST INCOME
-----------------------------------------------------------------------------------------------------------------------------------

Loans, including fees ......................................  $       97,503    $      94,820      $      198,508   $      186,188
Investment securities:
     Taxable ...............................................          15,033           14,130              29,076           28,319
     Tax-exempt ............................................           2,139            2,152               4,283            4,357
     Dividends .............................................             923            1,109               2,055            2,214
Other interest income.......................................             402              157                 584              301
                                                              --------------    -------------      --------------   --------------
                          Total Interest Income ............         116,000          112,368             234,506          221,379

INTEREST EXPENSE
-----------------------------------------------------------------------------------------------------------------------------------

Deposits ...................................................          43,142           39,336              87,159           76,562
Short-term borrowings ......................................           2,619            7,008               7,923           13,264
Long-term debt .............................................           5,114            4,186              10,395            8,595
                                                              --------------    -------------      --------------   --------------
                         Total Interest Expense ............          50,875           50,530             105,477           98,421
                                                              --------------    -------------      --------------   --------------

                         Net Interest Income ...............          65,125           61,838             129,029          122,958
PROVISION FOR LOAN LOSSES ..................................           2,799            2,025               5,578            4,050
                                                              --------------    -------------      --------------   --------------

                         Net Interest Income After
                            Provision for Loan Losses ......          62,326           59,813             123,451          118,908
                                                              --------------    -------------      --------------   --------------

OTHER INCOME
-----------------------------------------------------------------------------------------------------------------------------------
Investment management and trust services....................           6,292            5,057              12,395            9,978
Service charges on deposit accounts ........................           7,162            5,853              13,629           11,437
Other service charges and fees .............................           3,820            3,276               7,461            6,357
Mortgage banking income.....................................           3,157              781               4,846            1,371
Investment securities gains ................................           3,850            2,065               7,758            4,541
                                                              --------------    -------------      --------------   --------------
                         Total Other Income ................          24,281           17,032              46,089           33,684

OTHER EXPENSES
-----------------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits .............................          26,097           22,601              51,646           45,346
Net occupancy expense ......................................           3,702            3,411               7,533            7,002
Equipment expense ..........................................           2,691            2,241               5,217            4,724
Data processing ............................................           2,703            2,554               5,417            5,327
Other ......................................................          11,663            9,116              21,572           17,310
                                                              --------------    -------------      --------------   --------------
                         Total Other Expenses ..............          46,856           39,923              91,385           79,709
                                                              --------------    -------------      --------------   --------------

                         Income Before Income Taxes ........          39,751           36,922              78,155           72,883
INCOME TAXES................................................          11,710           11,015              22,870           21,662
                                                              --------------    -------------      --------------   --------------

                         Net Income ........................  $       28,041    $      25,907      $       55,285   $       51,221
                                                              ==============    =============      ==============   ==============

-----------------------------------------------------------------------------------------------------------------------------------
PER-SHARE DATA:
Net income (basic)..........................................  $       0.37      $       0.35       $       0.73     $       0.69
Net income (diluted)........................................          0.37              0.35               0.73             0.68
Cash dividends .............................................          0.170             0.152              0.322            0.288
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                                                                       Accumulated
                                                                                                                          Other
                                                                                                                        Comprehen-
                                                                     Common           Capital          Retained        sive Income
(Dollars in thousands, except per-share data)                         Stock           Surplus          Earnings          (Loss)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000.................................... $      182,052   $      444,570    $       67,201   $        2,358
Comprehensive income:
     Net income.................................................                                            55,285
     Other - net unrealized gain on securities (net of $4.9
           million tax expense).................................                                                              9,017

          Total comprehensive income............................

Stock dividends issued - 5% (3.6 million shares)................          9,103           61,377           (70,554)
Stock issued (532,000 shares of treasury stock).................                            (527)
Cash dividends - $0.322 per share...............................                                           (24,476)
                                                                 -------------------------------------------------------------------

Balance at June 30, 2001........................................ $      191,155   $      505,420    $       27,456   $       11,375
                                                                 ===================================================================

Balance at December 31, 1999.................................... $      173,392   $      394,234    $       75,482   $      (11,846)

Comprehensive income:
     Net income.................................................                                            51,221
     Other -  net unrealized loss on securities (net of $5.4
           million tax benefit).................................                                                            (10,032)

          Total comprehensive income............................


Stock dividends issued - 5% (3.6 million shares)................          8,660           59,065           (67,796)
Stock issued (127,000 shares)...................................                            (771)
Acquisition of treasury stock (2.3 million shares)..............
Cash dividends - $0.288 per share...............................                                           (20,602)
                                                                 -------------------------------------------------------------------

Balance at June 30, 2000........................................ $      182,052   $      452,528    $       38,305   $      (21,878)
                                                                 ===================================================================


                                                                    Treasury
(Dollars in thousands, except per-share data)                         Stock            Total
--------------------------------------------------------------------------------------------------
Balance at December 31, 2000.................................... $      (16,845)   $      679,336
Comprehensive income:
     Net income.................................................                           55,285
     Other - net unrealized gain on securities (net of $4.9
           million tax expense).................................                            9,017
                                                                                   ---------------
          Total comprehensive income............................                           64,302
                                                                                   ---------------

Stock dividends issued - 5% (3.6 million shares)................                              (74)
Stock issued (532,000 shares of treasury stock).................          9,664             9,137
Cash dividends - $0.322 per share...............................                          (24,476)
                                                                 ---------------------------------

Balance at June 30, 2001........................................ $       (7,181)   $      728,225
                                                                 =================================

Balance at December 31, 1999.................................... $      (16,968)   $      614,294
Comprehensive income:
     Net income.................................................                           51,221
     Other -  net unrealized loss on securities (net of $5.4
           million tax benefit).................................                          (10,032)
                                                                                   ---------------
          Total comprehensive income............................                           41,189
                                                                                   ---------------

Stock dividends issued - 5% (3.6 million shares)................                              (71)
Stock issued (127,000 shares)...................................          2,331             1,560
Acquisition of treasury stock (2.3 million shares)..............        (40,434)          (40,434)
Cash dividends - $0.288 per share...............................                          (20,602)
                                                                 ---------------------------------

Balance at June 30, 2000........................................ $     (55,071)    $      595,936
                                                                 =================================

------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(In thousands)


                                                                                                 Six Months Ended
                                                                                                      June 30
                                                                                         ----------------------------------
                                                                                              2001              2000
                                                                                         ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income........................................................................ $      55,285     $      51,221

      Adjustments to reconcile net income to net cash provided by operating activities:
           Provision for loan losses ...................................................         5,578             4,050
           Depreciation and amortization of premises and equipment .....................         5,466             5,033
           Net amortization of investment security premiums ............................            63               262
           Investment security gains ...................................................        (7,758)           (4,541)
           Net increase in mortgage loans held for sale.................................       (13,854)           (2,058)
           Amortization of intangible assets ...........................................         1,807               652
           Decrease (increase) in accrued interest receivable ..........................         1,741            (1,736)
           (Increase) decrease in other assets .........................................        (3,054)            6,346
           (Decrease) increase in accrued interest payable .............................          (363)            3,881
           (Decrease) increase in other liabilities.....................................          (369)            1,246
                                                                                         -------------     -------------
                Total  adjustments......................................................       (10,743)           13,135
                                                                                         -------------     -------------
                Net cash provided by operating activities ..............................        44,542            64,356
                                                                                         -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of securities available for sale .............................        36,256            19,814
      Proceeds from maturities of securities held to maturity ..........................        28,336            19,458
      Proceeds from maturities of securities available for sale ........................       228,384            86,840
      Purchase of securities held to maturity ..........................................        (1,669)             (618)
      Purchase of securities available for sale ........................................      (513,294)          (70,153)
      Increase in short-term investments ...............................................       (60,285)           (2,090)
      Net decrease (increase) in loans .................................................        54,183          (152,825)
      Net cash paid for Dearden Maguire.................................................       (14,624)                -
      Net cash paid for acquisition of branches.........................................       (28,820)                -
      Purchase of premises and equipment................................................       (17,521)          (10,761)
                                                                                         -------------     -------------
                Net cash used in investing activities ..................................      (289,054)         (110,335)
                                                                                         -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in demand and savings deposits ......................................       212,551           101,012
      Net increase in time deposits ....................................................       242,169            22,101
      Decrease in long-term debt........................................................       (60,023)          (21,613)
      (Decrease) increase in short-term borrowings .....................................      (158,056)           26,197
      Dividends paid ...................................................................       (23,071)          (20,488)
      Net proceeds from issuance of common stock .......................................         9,063             1,489
      Acquisition of treasury stock ....................................................             -           (40,434)
                                                                                         -------------     -------------
                Net cash provided by financing activities...............................       222,633            68,264
                                                                                         -------------     -------------

      Net (Decrease) Increase in Cash and Due From Banks ...............................       (21,879)           22,285
      Cash and Due From Banks at Beginning of Period ...................................       267,178           245,572
                                                                                         -------------     -------------
      Cash and Due From Banks at End of Period ......................................... $     245,299     $     267,857
                                                                                         =============     =============

      Supplemental Disclosures of Cash Flow Information
      Cash paid during the period for:
           Interest .................................................................... $     105,840     $      94,540
           Income taxes ................................................................        20,211            19,098

---------------------------------------------------------------------------------------------------------------------------
      See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE B - 5% Stock Dividend

The Corporation issued a 5% stock dividend on May 25, 2001. All share and per-share information has been restated to reflect the effect of this stock dividend.

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

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows (in thousands):


                                                              Three months ended            Six months ended
                                                                    June 30                     June 30
                                                          ---------------------------- ---------------------------
                                                              2001           2000          2001          2000
                                                              ----           ----          ----          ----

Weighted average shares outstanding (basic).............         75,920        73,936        75,792        74,584
Impact of common stock equivalents......................            426           423           452           338
                                                          -------------    ----------    ----------    ----------
Weighted average shares outstanding (diluted)...........         76,346        74,359        76,244        74,922
                                                          =============    ==========    ==========    ==========


NOTE D - Comprehensive Income

The following table summarizes the reclassification adjustment for realized security gains (net of taxes) for each of the indicated periods (in thousands):


                                                                              2001               2000
                                                                              ----               ----
Unrealized holding gains (losses) arising during period..............    $       14,060     $      (7,080)
Less: reclassification adjustment for gains included
        in net income................................................             5,043             2,952
                                                                         --------------     -------------
Net unrealized gains (losses) on securities..........................    $        9,017     $     (10,032)
                                                                         ==============     =============

NOTE E - New Accounting Standards

Business Combinations and Intangible Assets - In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards Nos. 141, "Business Combinations" (Statement 141) and 142 "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations and eliminates the use of pooling of interests for transactions initiated subsequent to the issuance of the statement. Statement 142 eliminates the amortization to expense of goodwill recorded as a result of such combinations, but requires periodic evaluation of the goodwill for impairment. Write-downs of the balance, if necessary, are to be charged to results of operations. Goodwill existing prior to the issuance of the statement must be amortized through December 31, 2001.

This Corporation does not expect that these statements will have a material impact on its financial condition or results of operations for 2001. We expect the adoption of these new accounting standards will have the impact of reducing our amortization of goodwill beginning January 1, 2002; however, impairment reviews may result in future periodic writedowns.

Accounting for Derivative Instruments and Hedging Activities: In June, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). This statement expanded the previous definition of derivatives to include certain additional transactions. Entities are required to record derivatives at their fair values and recognize any changes in fair value in current period earnings, unless specific hedge criteria are met. Statement 133, as amended by Statement 137, was effective for years beginning after June 15, 2000. The Corporation adopted Statement 133 on January 1, 2001 and there was no material on its balance sheet, comprehensive income or net income.

NOTE F - Acquisitions

Branch Acquisition - On June 8, 2001, the Corporation assumed $315 million of deposits and purchased $53 million in loans in an acquisition of 18 branches located in New Jersey, Delaware and Pennsylvania. This transaction was accounted for as a purchase and the Corporation recorded $31.6 million of goodwill and other intangible assets.

Dearden, Maguire, Weaver and Barrett, Inc. - On January 2, 2001, the Corporation completed its previously announced acquisition of investment management and advisory company Dearden, Maguire, Weaver and Barrett, Inc. (Dearden Maguire).

The acquisition was accounted for as a purchase, and goodwill of approximately $14.4 million was recorded as the initial purchase price paid in excess of the fair value of net assets acquired. Additional payments of up to $6.6 million may become payable upon Dearden Maguire achieving certain revenue goals through December 31, 2005. The goals and the dates of such payments are specified in the purchase agreement. Upon payment of any such amounts, goodwill will be increased.

The goodwill is being amortized to expense on a straight-line basis over 20 years. Since the acquisition was accounted for under the purchase method of accounting, the accounts and results of operations of Dearden Maguire are not included in the financial statements of the Corporation for periods prior to January 2, 2001.

NOTE G - Subsequent Events

On July 1, 2001, the Corporation completed its acquisition of Drovers Bancshares Corporation (Drovers) of York, Pennsylvania. Drovers, a $820 million bank holding company whose primary subsidiary is the Drovers & Mechanics Bank (Drovers Bank), operates 16 community banking offices in York County, Pennsylvania.

Under the terms of the merger agreement, each of the 5.2 million shares of Drovers common stock was exchanged for 1.302 shares of the Corporation's common stock. In addition, each of the options to acquire Drovers stock was also exchanged for options to purchase the Corporation's common stock. As a result of the acquisition, Drovers was merged with and into Fulton Financial Corporation and Drovers Bank became a wholly owned subsidiary of the Corporation.

The acquisition of Drovers was accounted for as a pooling of interests and, as such, historical financial information of the Corporation will be restated to include the results of Drovers. The financial statements of the Corporation presented in this report do not include the results of Drovers as the acquisition was consummated subsequent to June 30, 2001.

In connection with the acquisition of Drovers, the Corporation recorded merger and restructuring expenses of approximately $7.1 million ($4.6 million, net of tax). These expenses will be reflected in the Corporation's results of operations for the quarter ending September 30, 2001.

NOTE H - Reclassifications

Certain amounts in the 2000 consolidated financial statements and notes have been reclassified to conform to the 2001 presentation.

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

This discussion concerns Fulton Financial Corporation (the Corporation), a financial holding company incorporated under the laws of the Commonwealth of Pennsylvania in 1982, and its wholly-owned subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and other financial information presented in this report.

The Corporation has made, and may continue to make, certain forward-looking statements with respect to its management of net interest income and margin, the ability to realize gains on equity investments, allowance and provision for loan losses, expected levels of certain non-interest expenses and the impact of acquisitions on future results. The Corporation cautions that these forward-looking statements are subject to various assumptions, risks and uncertainties. Because of the possibility of changes in these assumptions, risks and uncertainties, actual results could differ materially from forward-looking statements.

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

MERGER AND ACQUISITION ACTIVITY
-------------------------------

Branch Acquisition - On June 8, 2001, the Corporation assumed $315 million of deposits and purchased $53 million in loans in an acquisition of 18 branches located in New Jersey, Delaware and Pennsylvania. This transaction was accounted for as a purchase and the Corporation recorded $31.6 million of goodwill and other intangible assets.

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

The acquisition was accounted for as a purchase, and goodwill of approximately $14.4 million was recorded as the initial purchase price paid in excess of the net assets acquired. Additional payments of up to $6.6 million may become payable upon Dearden Maguire achieving certain revenue goals through December 31, 2005. The goals and the dates of such payments are specified in the purchase agreement. Upon payment of any such amounts, goodwill will be increased.

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

RESULTS OF OPERATIONS
---------------------

Quarter ended  June 30, 2001 versus Quarter ended  June 30, 2000
----------------------------------------------------------------

Fulton Financial Corporation's net income for the second quarter of 2001 increased $2.1 million, or 8.2%, in comparison to net income for the second quarter of 2000. Diluted net income per share increased $0.02, or 5.7%, compared to 2000. Second quarter net income of $28.0 million, or $0.37 per share (basic and diluted), represented an annualized return on average assets (ROA) of 1.71% and an annualized return on average equity (ROE) of 15.82%. This compares to 2000 net income of $25.9 million, or $0.35 (basic and diluted -- 1.70% ROA and 17.48% ROE).

Net Interest Income
-------------------

Net interest income is the Corporation's largest revenue source, accounting for approximately 75% of total revenues. For the quarter, net interest income increased $3.3 million, or 5.3%. Excluding the impact of Skylands, which added $3.2 million during the quarter, net interest income was essentially flat, increasing $117,000, or 0.2%. This resulted mainly from continued pressure on the Corporation's net interest margin due to loan and deposit competition and changes in the general interest rate environment. The following table provides a comparative average balance sheet and net interest income analysis for the second quarter of 2001 as compared to the same period in 2000. All dollar amounts are in thousands.


                                                Quarter Ended June 30, 2001                Quarter Ended June 30, 2000
                                            Average                       Yield/       Average                       Yield/
ASSETS                                      Balance        Interest      Rate (1)      Balance        Interest      Rate (1)
---------------------------------------  -------------   -------------  ---------   -------------   -------------   ---------
Interest-earning assets:
  Loans and leases.....................  $   4,825,671   $      97,503      8.10%   $   4,551,173   $      94,820      8.38%
  Taxable investment securities........      1,001,517          15,033      6.02          932,547          14,130      6.09
  Tax-exempt investment securities.....        197,800           2,139      4.34          201,433           2,152      4.30
  Equity securities....................         83,553             923      4.43           86,145           1,109      5.18
  Short-term investments...............         38,257             402      4.21            8,012             157      7.88
                                         -------------   -------------    ------    -------------   -------------    ------
Total interest-earning assets..........      6,146,798         116,000      7.57        5,779,310         112,368      7.82
Noninterest-earning assets:
  Cash and due from banks..............        219,918                                    227,319
  Premises and equipment...............        103,753                                     83,458
  Other assets.........................        180,042                                    114,452
  Less: Allowance for loan losses......        (61,738)                                   (58,814)
                                         -------------                              -------------
          Total Assets.................  $   6,588,773                              $   6,145,725
                                         =============                              =============


Interest-bearing liabilities:
  Demand deposits......................  $     661,633   $       2,159      1.31%   $     592,875   $       2,293      1.56%
  Savings deposits.....................      1,092,530           5,237      1.92        1,036,078           6,454      2.51
  Time deposits........................      2,522,251          35,746      5.68        2,237,524          30,589      5.50
  Short-term borrowings................        269,276           2,619      3.90          488,277           7,008      5.77
  Long-term debt.......................        381,975           5,114      5.37          321,164           4,186      5.24
                                         -------------   -------------    ------    -------------   -------------    ------
Total interest-bearing liabilities.....      4,927,665          50,875      4.14                           50,530      4.35
Noninterest-bearing liabilities:
  Demand deposits......................        846,060                                    778,830
  Other................................        104,128                                     94,844
                                         -------------                              -------------
          Total Liabilities............      5,877,853                                  5,549,592
Shareholders' equity...................        710,920                                    596,133
                                         -------------                              -------------
          Total Liabilities and
            Shareholders' Equity.......  $   6,588,773                              $   6,145,725
                                         =============                              =============
Net interest income....................                  $      65,125                              $      61,838
                                                         =============                              =============
Net interest margin (FTE)..............                                     4.37%                                      4.41%
                                                                          ------                                     ------

(1) Yields on tax-exempt securities are not fully taxable equivalent (FTE).

    The increases in average balances from 2000 to 2001 were positively impacted by the purchase accounting acquisition of Skylands. Approximately $176.9 million of the $274.5 million increase in average loans and $250.5 million of the $367.5 million increase in average total interest-earning assets resulted from the inclusion of this acquisition in the 2001 average balances. Similarly, Skylands contributed approximately $245.4 million to the $477.2 million increase in average deposits.

    The 6.4% increase in average earning assets accounted for an interest income increase of approximately $7.2 million. This was offset by a $3.6 million reduction as a result of the 25 basis point decline in average yields. Average yields decreased from the second quarter of 2000 to the second quarter of 2001 due to a general decrease in interest rates as a result of the actions of the FRB. The prime lending rate averaged 9.27% during the second quarter of 2000, dropping to an average of 7.27% during the same period in 2001. While changes in index rates have an immediate effect only on floating rate loans, the impact was evident as the average yield on loans declined 28 basis points to 8.10%.

    The Corporation's average loan portfolio grew by approximately $274.5 million, or 6.0%. Excluding Skylands, the increase was a more modest $97.6 million, or 2.1%, as increases in commercial mortgages ($101.6 million, or 8.1%) and commercial loans ($85.3 million, or 7.8%) were offset by decreases in consumer loans ($51.5 million, or 4.1%) and residential mortgages ($48.4 million, or 5.4%). The consumer loan decline resulted from runoff of the indirect auto portfolio while the residential mortgage decline resulted from refinance activity as new fixed rate mortgages were sold in the secondary market.

Average investment securities, excluding unrealized gains and losses, increased $62.7 million, or 5.1%. This reflects the investment of excess funds as loan growth was somewhat slower than the increase in funding sources. New investments were made primarily in mortgage-backed securities.

The $251.7 million, or 5.4%, increase in average interest-bearing liabilities resulted in a $2.8 million increase in interest expense. This was offset by a $2.5 million decrease caused by the 21 basis point decline in the average cost of interest-bearing funds. Strong average interest-bearing deposit growth of $409.9 million, or 10.6% ($210.3 million, or 5.4%, excluding Skylands), allowed the Corporation to reduce its reliance on short- term borrowings. Such borrowings decreased $219.0 million, or 44.9%. Time deposits accounted for the majority of the average growth, increasing $284.7 million, or 12.7%. This was supplemented by increases in less costly interest-bearing demand and savings deposits ($125.2 million, or 7.9% increase) as well as noninterest-bearing demand deposits ($67.2 million, or 8.6% increase).

Both the average yield on earning assets and the cost of interest-bearing liabilities decreased at similar rates during the period. This allowed the Corporation to minimize the decline in its net interest margin, which fell only four basis points to 4.37% in 2001 from 4.41% in 2000. The Corporation continues to manage its asset/liability position and interest rate risk through the methods discussed in the "Market Risk" section of this document. Management believes that these procedures have been effective in managing the net interest margin during this period of decreasing rates.

The acquisition of 18 branches occurred on June 8, 2001 and did not have a meaningful impact on the average quarterly balances. However, the acquisition of $315 million in deposits allowed the Corporation to reduce its reliance on short-term borrowings and has been beneficial in managing its overall interest rate risk.

Provision and Allowance for Loan Losses
---------------------------------------

The following table summarizes loans outstanding (including unearned income) as of the dates shown:


                                                          June 30          December 31           June 30
                                                           2001                2000               2000
                                                     ----------------   ----------------    ----------------
                                                                         (in thousands)

Commercial, financial and agricultural.............  $      1,276,590   $      1,219,845    $      1,075,286
Real estate - construction.........................           230,084            223,575             201,268
Real estate - residential mortgage.................         1,291,082          1,424,274           1,367,818
Real estate - commercial mortgage..................         1,248,523          1,215,000           1,124,319
Consumer ..........................................           688,994            709,985             739,484
Leasing and other..................................            85,584             87,004              74,485
Unearned income....................................           (12,245)           (12,916)            (10,829)
                                                     ----------------   ----------------    ----------------
   Total Loans.....................................  $      4,808,612   $      4,866,767    $      4,571,831
                                                     ================   ================    ================

The following table summarizes the activity in the Corporation's allowance for loan losses:



                                                                              Three Months Ended
                                                                                    June 30
                                                                     -------------------------------------
                                                                           2001                 2000
                                                                     ---------------      ---------------
                                                                            (dollars in thousands)

Loans outstanding at end of period (net of unearned)...............  $     4,808,612      $     4,571,831
                                                                     ===============      ===============
Daily average balance of loans and leases..........................  $     4,825,671      $     4,551,173
                                                                     ===============      ===============
Balance of allowance for loan losses
     at beginning of period........................................  $        60,357      $        58,034

Loans charged-off:
    Commercial, financial and agricultural.........................            2,335                1,268
    Real estate - mortgage.........................................              122                  282
    Consumer.......................................................            1,671                1,571
    Leasing and other..............................................              179                   87
                                                                     ---------------      ---------------
    Total loans charged-off........................................            4,307                3,208
                                                                     ---------------      ---------------
Recoveries of loans previously charged-off:
    Commercial, financial and agricultural.........................              229                  689
    Real estate - mortgage.........................................               91                   52
    Consumer.......................................................              754                  675
    Leasing and other..............................................               34                   13
                                                                     ---------------      ---------------
    Total recoveries...............................................            1,108                1,429
                                                                     ---------------      ---------------
Net loans charged-off..............................................            3,199                1,779

Allowance purchased (Branch Acquisition)...........................            2,085                    -

Provision for loan losses..........................................            2,799                2,025
                                                                     ---------------      ---------------
Balance at end of period...........................................  $        62,042      $        58,280
                                                                     ===============      ===============

Net charge-offs to average loans (annualized)......................            0.27%                0.16%
                                                                     ===============      ===============
Allowance for loan losses to loans outstanding.....................            1.29%                1.27%
                                                                     ===============      ===============


The following table summarizes the Corporation's non-performing assets as of the indicated dates.


                                                            June 30             Dec. 31             June 30
(Dollars in thousands)                                       2001                 2000               2000
                                                       ------------------    ---------------    ----------------

Nonaccrual loans.....................................  $        20,598       $      19,465      $        17,138
Loans 90 days past due and accruing..................            9,989               7,127                8,541
Other real estate owned (OREO).......................            1,573                 931                  892
                                                       ------------------    ---------------    ----------------
Total non-performing assets..........................  $        32,160       $      27,523      $        26,571
                                                       ==================    ===============    ================

Non-performing loans/Total loans.....................            0.64%               0.55%                0.56%
Non-performing assets/Total assets...................            0.47%               0.42%                0.43%
Non-performing assets/Total loans and OREO...........            0.67%               0.57%                0.58%
Allowance/Non-performing loans.......................           202.3%              226.6%               227.0%


Additions to the allowance for loan losses are charged to income through the provision for loan losses when, in the opinion of management and based on internal credit quality reviews and analyses, it is believed that the allowance is not adequate to absorb the losses inherent in the portfolio. Management considers various factors in completing its analyses, assessing the adequacy of the allowance for loan losses and determining the provision for the period. Among these are charge-off history and trends, risk classification of significant credits, adequacy of collateral, the mix and risk characteristics of loan types in the portfolio, and the balance of the allowance relative to total and nonperforming loans. Additional consideration is given to local and national economic conditions. The Corporation's policy is individually applied to each of its subsidiary bank and resulting provisions and allowances are aggregated for consolidated financial reporting.

For the second quarter of 2001, net charge-offs totaled $3.2 million, or 0.27% of average loans on an annualized basis. This compares to $1.8 million, or 0.16%, for the second quarter of 2000. The increase was attributable mainly to commercial loans, as other loan categories remained consistent with 2000. Non-performing loans, including loans 90 days past due and still accruing, to total loans were 0.64% at June 30, 2001 as compared to 0.55% at December 31, 2001 and 0.56% at June 31, 2000.

Recent economic conditions have impacted asset quality for the Corporation and banks in general. While this has resulted in moderate increases in the Corporation's net charge-offs and non-performing assets, these levels continue to be favorable in comparison to the industry as a whole.

The provision for loan losses increased $774,000, or 38.2%, to $2.8 million in 2001. This increase occurred to support the growth in the loan portfolio and to account for the economic factors that have influenced overall asset quality. The total provision for the quarter was $400,000 less than net charge-offs for the period, however, $1.6 million of the commercial loan charge-offs were provided for in prior periods.

The Corporation's periodic loan portfolio review and allowance calculation resulted in an unallocated allowance for loan losses of 28% at June 30, 2001, as compared to 28% at June 30, 2000 and 30% at December 31, 2000. Management believes that the allowance balance of $61.9 million is sufficient to cover losses incurred in the loan portfolio and appropriate based on applicable accounting standards.

Other Income
------------

Other income for the quarter ended June 30, 2001 was $24.3 million, an increase of $7.2 million, or 42.6%, over the comparable period in 2000. Excluding investment security gains, which increased from $2.1 million in 2000 to $3.9 million in 2001, other income increased $5.5 million, or 36.5%. Skylands did not contribute significantly to the increase in other income.

The most significant increase, in terms of percentage growth, was realized in mortgage banking income, which increased $2.4 million, or 304.2%, to $3.2 million. With relatively low mortgage rates in place during the quarter, many consumers refinanced to lower rate loans. The Corporation sold all qualifying fixed rate mortgage loans it originated during the quarter in order to limit interest rate risk, resulting in an increase in mortgage sale gains of $1.7 million. In addition, the Corporation sold a portfolio of seasoned loans to further reduce interest rate risk, resulting in additional gains totaling $1.0 million.

Investment management and trust services income also showed strong growth, with an increase of $1.2 million, or 24.4%, mainly as a result of the Dearden Maguire acquisition. Service charges on deposit accounts increased $1.3 million, or 22.4%, as deposit balances grew during the period. Other service charges also realized a moderate increase of $544,000, or 16.6%, reflecting the Corporation's goal of increasing non-interest revenues.

Other Expenses
--------------

Total other expenses for the second quarter of 2001 of $46.9 million increased $6.9 million, or 17.4%, from 2000. The acquisitions of Skylands and Dearden Maguire contributed $2.8 million to the increase. Excluding these amounts, other expenses increased $4.1 million, or 10.3%. The Corporation's efficiency ratio, which is the ratio of noninterest expense to fully taxable equivalent revenues (excluding security gains), increased to 53.6% in 2001 from 50.8% in 2000.

Salaries and employee benefits increased $3.5 million, or 15.5%, in comparison to the second quarter of 2000 ($2.3 million, or 10.2%, excluding Skylands and Dearden Maguire). The increase is attributable to the continued growth of the Corporation and the resulting expansion of its employee base. In addition, normal merit increases and additional overtime and part time expense to assist in recent systems conversions also contributed to the increase. The employee benefits component of the expense increased $595,000, or 17.6%, due to rising health plan and retirement plan expenses.

Net occupancy and equipment expenses increased $291,000, or 8.5%, and $450,000, or 20.1%, respectively. These increases resulted from the addition of Skylands, the construction of a new data processing center at an affiliate bank, and the completion of the construction of the new office space at the Corporation's main office location.

Data processing expense rose a moderate $149,000, or 5.8% as the benefits from its renegotiated outside data processing services contract were offset by increased processing costs due to acquisitions and conversions. Other expense increased $2.5 million, or 27.9%, to $11.7 million in 2001. Excluding Skylands and Dearden Maguire, the increase was $1.3 million, or 14.4%, and resulted from the Corporation's growth.

Income Taxes
------------

Income tax expense for the second quarter of 2001 was $11.7 million, a $695,000, or 6.3%, increase from $11.0 million in 2000. The Corporation's effective tax rate was approximately 29.5% in 2001 as compared to 29.8% in 2000. The effective rate is lower than the federal statutory rate of 35% due mainly to investments in tax-free municipal securities and federal tax credits from investments in low and moderate income housing partnerships.

Six Months ended June 30, 2001 versus Six Months ended June 30, 2000
--------------------------------------------------------------------

Fulton Financial Corporation's net income for the first six months of 2001 increased $4.1 million, or 7.9%, in comparison to net income for the same period in 2000. Diluted net income per share increased $0.05, or 7.4%, compared to 2000. Net income for the first six months of 2001 of $55.3 million, or $0.73 per share (basic and diluted), represented an ROA of 1.70% and an ROE of 15.96%. This compares to 2000 net income of $51.2 million, or $0.69 per share (basic) and $0.68 per share (diluted -- 1.69% ROA and 17.02% ROE).

Net Interest Income
-------------------

For the first six months of 2001, net interest income increased $6.1 million, or 4.9%. Excluding the impact of Skylands, which added $6.4 million during the period, net interest income decreased $285,000, or 0.2%. The following table provides a comparative average balance sheet and net interest income analysis for the first six months of 2001 as compared to the same period in 2000. All dollar amounts are in thousands.


                                              Six Months Ended June 30, 2001             Six Months Ended June 30, 2000
                                         ----------------------------------------   ----------------------------------------
                                            Average                       Yield/       Average                       Yield/
ASSETS                                      Balance        Interest      Rate (1)      Balance        Interest      Rate (1)
---------------------------------------  -------------   -------------   --------   -------------   -------------   --------
Interest-earning assets:
  Loans and leases.....................  $   4,848,138   $     198,508      8.26%   $   4,509,845   $     186,188      8.30%
  Taxable investment securities........        957,190          29,076      6.13          938,005          28,319      6.07
  Tax-exempt investment securities.....        198,379           4,283      4.35          202,778           4,357      4.32
  Equity securities....................         83,612           2,055      4.96           85,422           2,214      5.21
  Short-term investments...............         25,094             584      4.69            8,501             301      7.12
Total interest-earning assets..........  --------------  -------------   --------   -------------   -------------   --------
                                             6,112,413         234,506      7.74        5,744,551         221,379      7.75
Noninterest-earning assets:
  Cash and due from banks..............        221,089                                    226,553
  Premises and equipment...............        101,799                                     82,004
  Other assets.........................        172,718                                    118,475
  Less: Allowance for loan losses......        (61,496)                                   (58,645)
                                         -------------                              -------------
          Total Assets.................  $   6,546,523                              $   6,112,938
                                         -------------                              -------------

Interest-bearing liabilities:
  Demand deposits......................  $     639,548   $       2,159      1.40%   $     588,175   $       4,429      1.51%
  Savings deposits.....................      1,070,014           5,237      2.16        1,028,185          12,473      2.44
  Time deposits........................      2,481,379          79,763      5.79        2,227,685          59,660      5.39
  Short-term borrowings................        337,559           7,923      4.73          483,360          13,264      5.52
  Long-term debt.......................        391,909          10,395      5.35          330,928           8,595      5.22
                                         -------------   -------------   --------   -------------   -------------   --------
Total interest-bearing liabilities.....      4,920,409         105,477      4.32        4,658,333          98,421      4.25
Noninterest-bearing liabilities:
  Demand deposits......................        822,568                                    754,727
  Other................................        105,162                                     94,601
                                         -------------                              -------------
          Total Liabilities............      5,848,139                                  5,507,661
Shareholders' equity...................        698,384                                    605,277
                                         -------------                              -------------
          Total Liabilities and
            Shareholders' Equity.......  $   6,546,523                              $   6,112,938
                                         =============                              =============
Net interest income....................                  $     129,029                              $     122,958
                                                         =============                              =============
Net interest margin (FTE)..............                                     4.36%                                      4.42%
                                                                         ========                                   ========


(1) Yields on tax-exempt securities are not fully taxable equivalent (FTE).

    The Skylands acquisition accounted for approximately $176.3 million of the $338.3 million increase in average loans and $247.2 million of the $367.9 million increase in average interest-earning assets. Skylands accounted for $240.8 million of the $414.7 million increase in total average deposits.

    The $13.1 million increase in interest income resulted almost entirely from the 6.4% increase in average earning assets, as average yields remained virtually unchanged at 7.74% for the first six months of 2001 as compared to 7.75% in 2000. Although the average yield was consistent, during the first six months of 2001 rates were generally decreasing, while 2000 saw a steadily increasing rate environment.

    The Corporation's average loan portfolio grew by approximately $338.3 million, or 7.5%. Excluding Skylands, the increase was $162.0 million, or 3.6%. As was the case with the second quarter, growth in commercial mortgages ($116.7 million, or 9.5%) and commercial loans ($89.6 million, or 8.2%) was offset by declines in consumer loans ($39.5 million, or 3.2%) and residential mortgages ($18.4 million, or 2.1%).

    The $262.1 million, or 5.6%, increase in average interest-bearing liabilities resulted in a $5.5 million increase in interest expense while the seven basis point increase in the average costs of funds accounted for the remaining $1.5 million increase. Strong average interest-bearing deposit growth of $346.9 million, or

9.0% ($151.4 million, or 3.9%, excluding Skylands), contributed to a decrease in short-term borrowings of $145.9 million, or 30.2%.

With the average yield on earning assets remaining flat and the cost of interest-bearing liabilities increasing slightly, the Corporation's net interest margin decreased a moderate six basis points, to 4.36% in 2001 from 4.42% in 2000.

Provision for Loan Losses
-------------------------

The following table summarizes the activity in the Corporation's allowance for loan losses:



                                                                               Six Months Ended
                                                                                    June 30
                                                                     -------------------------------------
                                                                           2001                 2000
                                                                     ---------------      ---------------
                                                                            (dollars in thousands)
Loans outstanding at end of period (net of unearned)...............  $     4,808,612      $     4,571,831
                                                                     ===============      ===============
Daily average balance of loans and leases..........................  $     4,848,138      $     4,509,845
                                                                     ===============      ===============
Balance of allowance for loan losses
     at beginning of period........................................  $        60,269      $        57,631

Loans charged-off:
    Commercial, financial and agricultural.........................            4,051                2,084
    Real estate - mortgage.........................................              356                  631
    Consumer.......................................................            3,397                3,348
    Leasing and other..............................................              333                  180
                                                                     ---------------      ---------------
    Total loans charged-off........................................            8,137                6,243
                                                                     ---------------      ---------------
Recoveries of loans previously charged-off:
    Commercial, financial and agricultural.........................              371                1,065
    Real estate - mortgage.........................................              280                  340
    Consumer.......................................................            1,557                1,423
    Leasing and other..............................................               39                   14
                                                                     ---------------      ---------------
    Total recoveries...............................................            2,247                2,842
                                                                     ---------------      ---------------
Net loans charged-off..............................................            5,890                3,401

Allowance purchased (Branch acquisition)...........................            2,085                    -

Provision for loan losses..........................................            5,578                4,050
                                                                     ---------------      ---------------
Balance at end of period...........................................  $        62,042      $        58,280
                                                                     ===============      ===============

Net charge-offs to average loans (annualized)......................            0.24%                0.15%
                                                                     ===============      ===============
Allowance for loan losses to loans outstanding.....................            1.29%                1.27%
                                                                     ===============      ===============


Refer to the "Provision for Loan Losses" section of Management's Discussion of the second quarter results of operations for a summary of the Corporation's process for establishing the provision and allowance for loan losses. For the first six months of 2001, net charge-offs totaled $5.9 million, or 0.24%, of average loans on an annualized basis. This compares to $3.4 million, or 0.15%, for the first half of 2000 and 0.19% for all of 2000. Non-performing loans, including loans 90 days past due and still accruing, to total loans were 0.64% at June 30, 2001 as compared to 0.55% at December 31, 2000 and 0.56% at June 30, 2000.

The provision for loan losses of $5.6 million for the first half of 2001 increased $1.5 million, or 37.7%, in comparison to 2000. This increase was due to the growth in the loan portfolio and economic conditions causing moderate increases in net charge-offs and non-performing assets.

Other Income
------------

Other income for the six months ended June 30, 2001 was $46.1 million. This was an increase of $12.4 million, or 36.8%, over the comparable period in 2000. Excluding investment security gains, which increased $3.2 million, or 70.8%, to $7.8 million in 2001, other income increased $9.2 million, or 31.5%. The most significant increase, $3.5 million, or 253.5%, was realized in mortgage banking income as a result relatively low interest rates and sales of refinanced fixed rate mortgage loans in the secondary market.

Investment management and trust services income increased $2.4 million, or 24.2%, mainly due to the addition of Dearden Maguire. Service charges on deposit accounts increased $2.2 million, or 19.2%, as a result of growth in transaction accounts and changes in service charge fee structures. Other service charges and fees increased $1.1 million, or 17.4%.

Other Expenses
--------------

Total other expenses for the first six months of 2001 were $91.4 million, an $11.7 million, or 14.6%, increase over the same period in 2000. The acquisitions of Skylands and Dearden Maguire contributed approximately $5.6 million to the increase. Excluding these amounts, other expenses increased $6.1 million, or 7.7%. The Corporation's efficiency ratio, which is the ratio of noninterest expense to fully taxable equivalent revenues (excluding security gains), increased to 53.5% in 2001 from 51.2% in 2000.

Salaries and employee benefits increased $6.3 million, or 13.9%, in comparison to the first half of 2000 ($3.9 million, or 8.0%, excluding Skylands and Dearden Maguire). Of this increase, $1.6 million was attributable to employee benefits, which rose 24.1% due to increases in the cost of health insurance and retirement benefits. Salary expense increased $2.3 million, or 5.6%, due to growth in the employee base and normal merit increases.

Net occupancy and equipment expenses increased $531,000, or 7.6%, and $493,000, or 10.4%, respectively. These increases resulted from the addition of Skylands, the construction of a new data processing center at an affiliate bank, and the completion of the construction of the new office space at the Corporation's main office location.

Data processing expense increased only $90,000, or 1.7%, as the benefits from its renegotiated outside data processing services contract were offset by increased processing costs due to acquisitions and conversions. Other expense increased $4.3 million, or 24.6%, to $21.6 million in 2001. Excluding Skylands and Dearden Maguire, the increase was $1.9 million, or 10.1%.

Income Taxes
------------

Income tax expense for the six months ended June 30, 2001 was $22.9 million, a $1.2 million, or 5.6%, increase from $21.7 million in 2000. The Corporation's effective tax rate was approximately 29.3% in 2001 as compared to 29.7% in 2000. The effective rate is lower than the federal statutory rate of 35% due mainly to investments in tax-free municipal securities and federal tax credits from investments in low and moderate income housing partnerships.

FINANCIAL CONDITION
-------------------

At June 30, 2001, the Corporation had total assets of $6.9 billion, reflecting an increase of $296.2 million, or 4.5%, from December 31, 2000. The increase was realized mainly in investment securities as growth in funding sources exceeded overall loan demand. Balance sheet changes for the first six months of 2001 were largely influenced by the June branch acquisition which brought $223 million in net funds to the Corporation.

Loans decreased by $58.2 million, or 1.2%, to $4.8 billion at June 30, 2001. Commercial loans increased $56.7 million, or 4.7%, and commercial mortgages increased $33.5 million, or 2.8%. Offsetting this growth, however, was a $133.2 million, or 9.4% decline in the residential mortgage portfolio. With a relatively low interest rate environment during the first six months of the year, many borrowers refinanced to lower fixed rates. Such loans are sold by the Corporation in the secondary market to reduce interest rate risk. In addition, the Corporation sold approximately $98 million of existing fixed rate mortgages to further reduce its interest rate risk.

Investment securities increased $253.6 million, or 20.7% as securities purchases of $515.5 million exceeded proceeds from maturities and sales of $293.0 million. Funds were available to invest as a result of loans showing a net decrease for the period.

Premises and equipment increased $12.1 million, or 12.4%, due to the construction of a new building at the Corporation's headquarters location. Other assets increased $39.8 million, or 31.6%, as a result of intangible assets recorded in connection with the branch acquisition ($30.9 million) and the Dearden Maguire acquisition ($14.4 million).

The branch acquisition contributed $290.6 million of deposits to the total increase of $454.7 million, or 9.2%. Overall, the mix of deposit growth was evenly distributed by type. Time deposits ($242.2 million, or 10.2% increase), interest-bearing demand deposits ($75.3 million, or 11.7% increase) and savings deposits ($104.0, or 9.9% increase) each experienced significant increases.

With funds available as a result of the increase in deposits and the net decrease in loans, the Corporation was able to reduce its reliance on short-term borrowings during the first half of 2001. Federal funds purchased were reduced to zero ($155 million decrease) and the Corporation became a seller of funds, with balances totaling $60.9 million at June 30, 2001. The Corporation also reduced its long-term debt by $60.0 million, or 13.6%. Other liabilities increased $11.0 million, or 16.8%, due to investment securities purchases which settled subsequent to June 30, 2001.

Capital Resources
-----------------

Total shareholders' equity increased $48.9 million, or 7.2%, during the first six months of 2001. This increase was due to net income of $55.3 million, a $9.0 million improvement in the net unrealized gain on investment securities and $9.1 million in issuances of stock. These increases were offset by $24.5 million in cash dividends to shareholders. In addition, the Corporation did not have any stock repurchase plans in place during the first six months and, consequently, no shares were repurchased.

Common stock, capital surplus and retained earnings were also adjusted during the quarter for the impact of the 5% stock dividend paid on May 25, 2001. See Note B to the financial statements.

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

As of June 30, 2001, the Corporation and each of its subsidiaries met the minimum capital requirements. In addition, the Corporation and each of its subsidiaries' capital ratios exceeded the amounts required to be considered "well-capitalized" as defined in the regulations.

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

Equity Market Price Risk
------------------------

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation's equity investments consist of common stocks of publicly traded financial institutions (cost basis of approximately $50.6 million) and U.S. Government agency stock (cost basis of approximately $29.9 million). The Corporation's financial institutions stock portfolio had net unrealized gains of approximately $9.2 million at June 30, 2001.

Although the book value of equity investments accounted for only 1.4% of the Corporation's total assets, the unrealized gains on the portfolio represent a potential source of revenue. The Corporation has a history of periodically realizing gains from this portfolio and, if values were to decline significantly, this revenue source could be lost.

The Corporation manages its equity market price risk by investing primarily in regional financial institutions. Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the companies. Periodic sale and purchase decisions are made based on this monitoring process..........None of the Corporation's equity securities are classified as trading. Future cash flows from these investments are not provided in the "Interest Rate Sensitivity" table on the following page since none have maturity dates.

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


FULTON FINANCIAL CORPORATION
INTEREST RATE SENSITIVITY
(dollars in thousands)                                                 Expected Maturity Period
                                     -----------------------------------------------------------------------------------------------
                                      (less than)                                                                    (greater than)
                                         1 Year        1-2 Years        2-3 Years       3-4 Years       4-5 Years      5 Years
                                     -------------   -------------   -------------   -------------   -------------   -------------
Fixed rate loans (1)                 $     891,832   $     614,738   $     477,259   $     292,184   $     204,588   $     658,669
    Average rate (1)                          7.74%           8.03%           8.04%           8.09%           8.08%          7.69%
Floating rate loans (2)                    562,861         198,941         145,701         129,198         103,022         529,619
    Average rate                              7.72%           7.85%           8.02%           8.08%           7.21%          7.27%

Fixed rate investments (3)                 272,326         252,371         260,117         143,573         127,830         311,134
    Average rate                              5.78%           6.23%           6.14%           6.10%           6.00%          5.72%
Floating rate investments (3)                   50               -           1,000               -               -          12,548
    Average rate                              7.52%              -            5.55%              -               -           6.37%

Other interest-earning assets               82,579               -               -               -               -               -
    Average rate                              3.51%              -               -               -               -               -
                                     ----------------------------------------------------------------------------------------------

Total                                $   1,809,648   $   1,066,050   $     884,077   $     564,955   $     435,440   $   1,511,970
    Average rate                              7.25%           7.57%           7.47%           7.58%           7.26%          7.13%
                                     ----------------------------------------------------------------------------------------------

Fixed rate deposits (4)              $   1,895,951   $     447,525   $     106,785   $      73,954   $      24,990   $      15,195
    Average rate                              5.49%           5.66%           5.53%           5.94%           5.72%          5.39%
Floating rate deposits (5)                 697,583         136,375         131,265         131,265         131,265       1,596,972
    Average rate                              2.41%           0.78%           0.74%           0.74%           0.74%          0.60%

Fixed rate borrowings (6)                   78,371             485          67,780             280          73,280         161,754
    Average rate                              4.58%           5.95%           5.05%           5.76%           6.36%          5.60%
Floating rate borrowings (7)               250,110               -               -               -               -               -
    Average rate                              3.43%              -               -               -               -               -
                                     ----------------------------------------------------------------------------------------------

Total                                $   2,922,015   $     584,385   $     305,830   $     205,499   $     229,535   $   1,773,921
    Average rate                              4.55%           4.52%           3.37%           2.62%           3.08%          1.10%
                                     ----------------------------------------------------------------------------------------------


FULTON FINANCIAL CORPORATION
INTEREST RATE SENSITIVITY
(dollars in thousands)                                  Estimated
                                          Total        Fair Value
                                     ---------------- --------------
Fixed rate loans (1)                 $   3,139,270    $   3,213,760
    Average rate (1)                          7.89%
Floating rate loans (2)                  1,669,342        1,652,174
    Average rate                              7.62%

Fixed rate investments (3)               1,367,351        1,375,347
    Average rate                              5.96%
Floating rate investments (3)               13,598           13,796
    Average rate                              6.31%

Other interest-earning assets               82,579           82,579
    Average rate                              3.51%
                                     -------------------------------

Total                                $   6,272,140    $   6,337,656
    Average rate                              7.33%
                                     -------------------------------

Fixed rate deposits (4)              $   2,564,400    $   2,599,019
    Average rate                              5.54%
Floating rate deposits (5)               2,824,725        2,824,631
    Average rate                              1.08%

Fixed rate borrowings (6)                  381,950          381,445
    Average rate                              5.44%
Floating rate borrowings (7)               250,110          250,110
    Average rate                              3.43%
                                     -------------------------------

Total                                $   6,021,185    $   6,055,205
    Average rate                              3.35%
                                     -------------------------------

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

Static gap provides a measurement of repricing risk in the Corporation's balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation's assets and liabilities into predetermined repricing periods. The assets and liabilities in each of these periods are summed and compared for mismatches within that maturity segment. Core deposits having noncontractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans held and for mortgage-backed securities includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation's policy limits the cumulative 6-month gap to plus or minus 15% of total earning assets. The cumulative 6-month gap as of June 30, 2001 was 1.00.

Simulation of net interest income and of net income is performed for the next twelve-month period. A variety of interest rate scenarios is used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of earnings is used primarily to measure the Corporation's short-term earnings exposure to rate movements. The Corporation's policy limits the potential exposure of net interest income to 10% of the base case net interest income for every 100 basis point "shock" in interest rates. A "shock' is an immediate upward or downward movement of interest rates across the yield curve based upon changes in the prime rate. At June 30, 2001 the Corporation had a larger exposure to downward rate shocks, with net interest income at risk of loss over the next twelve months of 2%, 3% and 6% where interest rates are shocked downward by 100, 200 and 300 basis points, respectively.

Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer term repricing risks and options in the Corporation's balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point "shock" movement in interest rates. As of June 30, 2001, upward shocks of 100, 200 or 300 basis points were estimated to have negative effects upon economic value of 3%, 6%, and 9%, respectively.

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

         (b)  Reports on Form 8-K:

              (1) Form 8-K dated July 13, 2001 reporting the consummation of the
                  Agreement and Plan of Merger by and between Fulton Financial Corporation and Drovers Bankshares Corporation.

                  FULTON FINANCIAL CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FULTON FINANCIAL CORPORATION



Date:    August 10, 2001                 /s/ Rufus A. Fulton, Jr.
     -------------------------------     ---------------------------------
                                             Rufus A. Fulton, Jr.
                                             Chairman and
                                             Chief Executive Officer

Date:    August 10, 2001                 /s/ Charles J. Nugent
     -------------------------------     ---------------------------------
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