Form 10-Q
period 2001-09-30
FULTON FINANCIAL CORP
filed 2001-11-14
CIK 700564

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20459
                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    September 30, 2001     , or
                                       ---------------------------

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________


                           Commission File No. 0-10587
                                               -------


                          FULTON FINANCIAL CORPORATION
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        PENNSYLVANIA                   23-2195389
           ----------------------------------------------------------
                (State or other jurisdiction of     (I.R.S. Employer
               incorporation or organization)      Identification No.)


          One Penn Square, P.O. Box 4887 Lancaster, Pennsylvania     17604
   ---------------------------------------------------------------------------
               (Address of principal executive offices)            (Zip Code)

                                 (717) 291-2411
   ---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Common Stock, $2.50 Par Value - 82,567,929 shares outstanding as of October 31,
-------------------------------------------------------------------------------
2001.
----

                  FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001


                                      INDEX
                                      -----



Description                                                                Page
-----------                                                                ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

(a) Consolidated Balance Sheets -
    September 30, 2001 and December 31, 2000..................................3

(b) Consolidated Statements of Income -
    Three and nine months ended September 30, 2001 and 2000...................4

(c) Consolidated Statements of Shareholders' Equity -
    Nine months ended September 30, 2001 and 2000.............................5

(d) Consolidated Statements of Cash Flows -
    Nine months ended September 30, 2001 and 2000.............................6

(e) Notes to Consolidated Financial Statements - September 30, 2001...........7


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......................11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........23


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................27



SIGNATURES...................................................................28

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)


                                                                                                  September 30      December 31
                                                                                                      2001              2000
                                                                                                ----------------  ---------------
ASSETS
----------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks ...................................................................       $   271,158        $   282,586
Interest-bearing deposits with other banks ................................................             5,623              8,417
Mortgage loans held for sale ..............................................................            28,484              5,241
Investment securities:
     Held to maturity (Fair value: $54,420 in 2001 and $83,836 in 2000) ...................            52,946             84,762
     Available for sale ...................................................................         1,763,722          1,370,133

Loans, net of unearned income .............................................................         5,283,987          5,374,659
      Less: Allowance for loan losses .....................................................           (71,694)           (65,640)
                                                                                                 --------------     --------------
                         Net Loans ........................................................         5,212,293          5,309,019
                                                                                                 --------------     --------------

Premises and equipment ....................................................................           128,091            116,407
Accrued interest receivable ...............................................................            43,329             44,747
Other assets ..............................................................................           180,880            143,492
                                                                                                 --------------     --------------

                         Total Assets .....................................................       $ 7,686,526        $ 7,364,804
                                                                                                 ==============     ==============

LIABILITIES
----------------------------------------------------------------------------------------------------------------------------------
Deposits:
     Noninterest-bearing ..................................................................       $   993,875        $   915,308
     Interest-bearing .....................................................................         4,980,562          4,587,394
                                                                                                 --------------     --------------
                         Total Deposits ...................................................         5,974,437          5,502,702
                                                                                                 --------------     --------------

Short-term borrowings:
     Securities sold under agreements to repurchase .......................................           268,828            281,538
     Federal funds purchased ..............................................................            15,500            160,100
     Demand notes of U.S. Treasury ........................................................             4,988              4,791
                                                                                                 --------------     --------------
                         Total Short-Term Borrowings ......................................           289,316            446,429
                                                                                                 --------------     --------------

Accrued interest payable ..................................................................            47,853             47,713
Other liabilities .........................................................................            67,348             69,786
Long-term debt ............................................................................           501,132            567,003
                                                                                                 --------------     --------------
                         Total Liabilities ................................................         6,880,086          6,633,633
                                                                                                 --------------     --------------

SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------------
Common stock, $2.50 par; Authorized - 400 million shares; Issued - 83.2 million;
     Outstanding - 82.8 million in 2001 and 81.8 million in 2000 ..........................           207,962            198,612
Capital surplus ...........................................................................           536,646            472,828
Retained earnings .........................................................................            49,246             76,615
Accumulated other comprehensive income ....................................................            21,194              1,149
Treasury stock, at cost (399,000 shares in 2001 and 1.3 million shares in 2000) ...........            (8,608)           (18,033)
                                                                                                 --------------     --------------
                         Total Shareholders' Equity .......................................           806,440            731,171
                                                                                                 --------------     --------------

                         Total Liabilities and Shareholders' Equity .......................       $ 7,686,526        $ 7,364,804
                                                                                                 ==============     ==============

----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per-share data)


                                                                   Three Months Ended                   Nine Months Ended
                                                                       September 30                        September 30
                                                             --------------------------------    --------------------------------
                                                                  2001              2000              2001              2000
INTEREST INCOME
---------------------------------------------------------------------------------------------------------------------------------
Loans, including fees .....................................   $  104,754        $  111,952        $  324,288        $  318,515
Investment securities:
     Taxable ..............................................       21,174            17,188            56,619            50,866
     Tax-exempt ...........................................        2,349             2,511             7,116             7,772
     Dividends ............................................        1,218             1,528             3,904             4,522
Other interest income .....................................          514               258             1,807               717
                                                              -----------       -----------       -----------       -----------
                          Total Interest Income ...........      130,009           133,437           393,734           382,392

INTEREST EXPENSE
---------------------------------------------------------------------------------------------------------------------------------

Deposits ..................................................       47,371            48,785           146,913           136,368
Short-term borrowings .....................................        2,337             8,286            11,339            22,997
Long-term debt ............................................        6,917             6,111            20,903            18,086
                                                              -----------       -----------       -----------       -----------
                         Total Interest Expense ...........       56,625            63,182           179,155           177,451
                                                              -----------       -----------       -----------       -----------

                         Net Interest Income ..............       73,384            70,255           214,579           204,941
PROVISION FOR LOAN LOSSES .................................        5,533             2,746            11,911            10,998
                                                              -----------       -----------       -----------       -----------

                         Net Interest Income After
                            Provision for Loan Losses .....       67,851            67,509           202,668           193,943
                                                              -----------       -----------       -----------       -----------

OTHER INCOME
---------------------------------------------------------------------------------------------------------------------------------
Investment management and trust services ..................        7,133             5,155            20,405            15,934
Service charges on deposit accounts .......................        8,509             6,767            23,201            19,136
Other service charges and fees ............................        4,535             4,053            12,819            11,084
Mortgage banking income ...................................        2,766             1,003             8,108             2,617
Investment securities gains ...............................        4,100             1,348            10,865             5,700
                                                              -----------       -----------       -----------       -----------
                         Total Other Income ...............       27,043            18,326            75,398            54,471

OTHER EXPENSES
---------------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits ............................       30,115            26,449            87,012            76,716
Net occupancy expense .....................................        4,418             3,801            12,725            11,538
Equipment expense .........................................        3,336             2,908             9,407             8,424
Data processing ...........................................        2,909             2,868             8,597             8,422
Merger-related expenses ...................................        7,105                --             7,105                --
Other .....................................................       13,616            10,160            37,075            29,485
                                                              -----------       -----------       -----------       -----------
                         Total Other Expenses .............       61,499            46,186           161,921           134,585
                                                              -----------       -----------       -----------       -----------

                         Income Before Income Taxes .......       33,395            39,649           116,145           113,829
INCOME TAXES ..............................................        9,233            11,532            33,405            33,020
                                                              -----------       -----------       -----------       -----------

                         Net Income .......................   $   24,162        $   28,117        $   82,740        $   80,809
                                                              ===========       ===========       ===========       ===========

PER-SHARE DATA:
---------------------------------------------------------------------------------------------------------------------------------
Net income (basic) ........................................   $     0.29        $     0.35        $     1.00        $     1.00
Net income (diluted) ......................................         0.29              0.34              1.00              0.99
Cash dividends ............................................         0.170             0.152             0.492             0.441
---------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                                                Accumulated
                                                                                                    Other
                                                                                                 Comprehen-
                                                                Common     Capital    Retained  sive Income   Treasury
(Dollars in thousands, except per-share data)                    Stock     Surplus    Earnings    (Loss)        Stock      Total
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000 ................................. $ 198,612  $ 472,828  $  76,615  $   1,149     $ (18,033) $ 731,171
Comprehensive income:
     Net income ..............................................                          82,740                              82,740
     Other - net unrealized gain on securities (net of $10.8
             million tax expense) ............................                                     20,045                   20,045
                                                                                                                         ---------
          Total comprehensive income .........................                                                             102,785
                                                                                                                         ---------

Stock dividends issued - 5% (3.6 million shares) .............     9,103     61,377    (70,554)                                (74)
Stock issued (811,000 shares, including 709,000
     shares of treasury stock) ...............................       247      2,441                              12,358     15,046
Acquisition of treasury stock (137,000 shares) ...............                                                   (2,933)    (2,933)
Cash dividends - $0.492 per share ............................                         (39,555)                            (39,555)
                                                              ----------------------------------------------------------------------


Balance at September 30, 2001 ................................ $ 207,962  $ 536,646  $  49,246  $  21,194     $  (8,608) $ 806,440
                                                              ======================================================================


Balance at December 31, 1999 ................................. $ 189,035  $ 419,443  $  87,957  $ (15,530)    $ (18,156) $ 662,749
Comprehensive income:
     Net income ..............................................                          80,809                              80,809
     Other -  net unrealized loss on securities (net of
             $326,000 million tax benefit) ...................                                        606                      606
                                                                                                                         ---------
          Total comprehensive income .........................                                                              81,415
                                                                                                                         ---------

Stock dividends issued - 5% (4.0 million shares) .............     9,442     61,767    (71,287)                                (78)
Stock issued (203,000 shares) ................................        84       (744)                              3,090      2,430
Stock issued for acquisition of Skylands Financial
     Corporation (2.2 million shares) ........................               (7,421)                             39,282     31,861
Acquisition of treasury stock (2.5 million shares) ...........                                                  (45,162)   (45,162)
Cash dividends - $0.441 per share ............................                         (34,831)                            (34,831)
                                                              ----------------------------------------------------------------------


Balance at September 30, 2000 ................................ $ 198,561  $ 473,045  $  62,648  $ (14,924)    $ (20,946) $ 698,384
                                                              ======================================================================


------------------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(In thousands)


                                                                                                          Nine Months Ended
                                                                                                             September 30
                                                                                                    -------------------------------

                                                                                                        2001               2000
                                                                                                    -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income ...........................................................................         $  82,740           $  80,809

      Adjustments to reconcile net income to net cash provided by operating activities:
           Provision for loan losses .......................................................            11,911              10,998
           Depreciation and amortization of premises and equipment .........................             9,757               8,609
           Net amortization of investment security premiums ................................              (136)                303
           Investment security gains .......................................................           (10,865)             (5,700)
           Net increase in mortgage loans held for sale ....................................           (23,243)             (2,651)
           Amortization of intangible assets ...............................................             3,303               1,191
           Decrease (increase) in accrued interest receivable ..............................             1,418              (5,802)
           Increase in other assets ........................................................            (6,423)               (935)
           Increase in accrued interest payable ............................................               140              10,575
           Decrease in other liabilities ...................................................           (12,669)             (4,862)
                                                                                                    ------------        ------------
                Total  adjustments .........................................................           (26,807)             11,726
                                                                                                    ------------        ------------
                Net cash provided by operating activities ..................................            55,933              92,535
                                                                                                    ------------        ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of securities available for sale .................................           109,044              24,089
      Proceeds from maturities of securities held to maturity ..............................            36,406              33,799
      Proceeds from maturities of securities available for sale ............................           335,123             162,223
      Purchase of securities held to maturity ..............................................            (4,622)             (1,683)
      Purchase of securities available for sale ............................................          (788,247)           (159,876)
      Decrease (increase) in short-term investments ........................................             2,794                (835)
      Net decrease (increase) in loans .....................................................            84,815            (251,365)
      Net cash paid for Dearden Maguire ....................................................           (16,224)                 --
      Net cash paid for Branch Acquisition .................................................           (28,820)                 --
      Cash acquired from Skylands Financial Corporation ....................................                --              11,632
      Purchase of premises and equipment ...................................................           (21,441)            (21,649)
                                                                                                    ------------        ------------
                Net cash used in investing activities ......................................          (291,172)           (203,665)
                                                                                                    ------------        ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in demand and savings deposits ..........................................           330,128              14,566
      Net increase in time deposits ........................................................           141,607              85,336
      (Decrease) increase in long-term debt ................................................           (65,871)             93,059
      Decrease in short-term borrowings ....................................................          (157,113)            (18,039)
      Dividends paid .......................................................................           (36,979)            (33,711)
      Net proceeds from issuance of common stock ...........................................            14,972               2,352
      Acquisition of treasury stock ........................................................            (2,933)            (45,162)
                                                                                                    ------------        ------------
                Net cash provided by financing activities ..................................           223,811              98,401
                                                                                                    ------------        ------------


      Net Decrease in Cash and Due From Banks ..............................................           (11,428)            (12,729)
      Cash and Due From Banks at Beginning of Period .......................................           282,586             266,169
                                                                                                    ------------        ------------


      Cash and Due From Banks at End of Period .............................................         $ 271,158           $ 253,440
                                                                                                    ============        ============


      Supplemental Disclosures of Cash Flow Information
      Cash paid during the period for:
           Interest ........................................................................         $ 105,337           $  94,902
           Income taxes ....................................................................            21,886              29,143

------------------------------------------------------------------------------------------------------------------------------------



See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows (in thousands):


                                                                          Three months ended        Nine months ended
                                                                             September 30              September 30
                                                                        -----------------------   -----------------------
                                                                           2001         2000         2001         2000
                                                                        ----------   ----------   ----------   ----------
Weighted average shares outstanding (basic) ....................           82,861       80,998       82,596       80,987
Impact of common stock equivalents .............................              574          530          559          460
                                                                        ----------   ----------   ----------   ----------
Weighted average shares outstanding (diluted) ..................           83,435       81,528       83,155       81,447
                                                                        ==========   ==========   ==========   ==========


NOTE D - Comprehensive Income

The following table summarizes the reclassification adjustment for realized security gains (net of taxes) for each of the indicated periods (in thousands):


                                                                             Nine Months Ended
                                                                                September 30
                                                                       -----------------------------
                                                                           2001             2000
                                                                       ------------     ------------
Unrealized holding gains arising during period ..................      $    27,107      $     4,311
Less: reclassification adjustment for gains included
        in net income ...........................................            7,062            3,705
                                                                      -------------    -------------
Net unrealized gains on securities ..............................      $    20,045      $       606
                                                                      =============    =============


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

NOTE F - Acquisitions

Drovers Bancshares Corporation - On July 1, 2001, the Corporation completed its acquisition of Drovers Bancshares Corporation (Drovers), a $820 million bank holding company located in York, Pennsylvania. Under the terms of the merger agreement, each of the 5.2 million shares of Drovers common stock was exchanged for 1.302 shares of the Corporation's common stock. In addition, each of the options to acquire Drovers stock was exchanged for options to purchase the Corporation's common stock.

As a result of the acquisition, Drovers was merged with and into Fulton Financial Corporation and its wholly owned bank subsidiary, The Drovers & Mechanics Bank (Drovers Bank) was merged into Fulton Bank, the Corporation's largest subsidiary bank.

The acquisition of Drovers was accounted for as a pooling of interests and, as such, all financial information has been restated to reflect the impact of Drovers for all periods presented. The effect of the merger on the Corporation's previously reported revenues, net income and net income per share for the three months ended September 30, 2000 follows.


                                         Fulton            Drovers
                                       Financial          Bancshares          Adjustments           Restated
                                     -------------       ------------        -------------        ------------
                                                       (in thousands, except per-share data)
Net interest income                    $ 64,337            $  5,782            $    136             $ 70,255
Other income                             16,890               1,550                (114)              18,326
                                      ----------          ----------          ----------           ----------
Total income                           $ 81,227            $  7,332            $     22             $ 88,581
                                      ----------          ----------          ----------           ----------

Net income                             $ 26,121            $  2,015            $    (19)            $ 28,117
                                      ----------          ----------          ----------           ----------

Net income per share (basic)           $   0.35            $   0.40                  --             $   0.35
Net income per share (diluted)         $   0.35            $   0.40                  --             $   0.34


The effect of the merger on the Corporation's previously reported revenues, net income and net income per share for the nine months ended September 30, 2000 follows.


                                         Fulton            Drovers
                                       Financial          Bancshares          Adjustments           Restated
                                     -------------       ------------        -------------        ------------
                                                       (in thousands, except per-share data)
Net interest income                    $187,295            $ 17,525            $   (121)            $204,941
Other income                             50,574               4,129                (232)              54,471
                                      ----------          ----------          ----------           ----------
Total income                           $237,869            $ 21,654            $   (353)            $259,412
                                      ----------          ----------          ----------           ----------

Net income                             $ 77,342            $  3,525            $    (58)            $ 80,809
                                      ----------          ----------          ----------           ----------

Net income per share (basic)           $   1.04            $   0.70                  --             $   1.00
Net income per share (diluted)         $   1.03            $   0.69                  --             $   0.99


Adjustments to effect the restatement include certain reclassifications to conform Drovers presentation to the Corporation's. The reduction in net income reflects a prior period adjustment to conform the accounting for investments in low income housing partnerships.

In connection with the Drovers acquisition, the Corporation recorded merger-related expenses of approximately $9.8 million ($6.4 million, net of tax). These consisted of an additional provision for loan losses resulting from the consistent application of the Corporation's allowance evaluation procedures ($2.7 million) and one-time expenses related to employee severance costs, systems conversions, real estate closures and sales, and professional fees ($7.1 million).

Branch Acquisition - On June 8, 2001, the Corporation assumed $315 million of deposits and purchased $53 million in loans in an acquisition of 18 branches located in New Jersey, Delaware and Pennsylvania. This transaction was accounted for as a purchase and the Corporation recorded $31.6 million of goodwill and other intangible assets. The intangible assets are being amortized on a straight-line over 12 years.

Dearden, Maguire, Weaver and Barrett, Inc. - On January 2, 2001, the Corporation completed its acquisition of investment management and advisory company Dearden, Maguire, Weaver and Barrett, Inc. (Dearden Maguire).

The acquisition was accounted for as a purchase, and goodwill of approximately $16.0 million was recorded as the initial purchase price paid in excess of the fair value of net assets acquired. Additional payments of up to $5.0 million may become payable upon Dearden Maguire achieving certain revenue goals through December 31, 2005. The goals and the dates of such payments are specified in the purchase agreement. Upon payment of any such amounts, goodwill will be increased.

The goodwill is being amortized to expense on a straight-line basis over 20 years. Since the acquisition was accounted for under the purchase method of accounting, the accounts and results of operations of Dearden Maguire are not included in the financial statements of the Corporation for periods prior to January 2, 2001.

NOTE G - Acquisition of Treasury Stock

The Corporation accounted for the acquisition of Drovers under the pooling method of accounting, which would normally preclude it from repurchasing its own stock for a period following the acquisition. In an effort to stabilize equity markets following the terrorist attacks on September 11, 2001, the U.S. Securities and Exchange Commission temporarily suspended the restrictions on treasury stock purchases. During the third quarter of 2001, the Corporation acquired 137,000 shares of its stock.

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

MERGER AND ACQUISITION ACTIVITY
-------------------------------

Drovers Bancshares Corporation - On July 1, 2001, the Corporation completed its acquisition of Drovers Bancshares Corporation (Drovers), a $820 million bank holding company located in York, Pennsylvania. Under the terms of the merger agreement, each of the 5.2 million shares of Drovers common stock was exchanged for 1.302 shares of the Corporation's common stock. In addition, each of the options to acquire Drovers stock was exchanged for options to purchase the Corporation's common stock.

As a result of the acquisition, Drovers was merged with and into Fulton Financial Corporation and its wholly owned bank subsidiary, The Drovers & Mechanics Bank (Drovers Bank) was merged into Fulton Bank, the Corporation's largest subsidiary bank.

The acquisition of Drovers was accounted for as a pooling of interests and, as such, all financial information has been restated to reflect the impact of Drovers for all periods presented.

In connection with the Drovers acquisition, the Corporation recorded merger-related expenses of approximately $9.8 million ($6.4 million, net of tax). These consisted of an additional provision for loan losses resulting from the consistent application of the Corporation's allowance evaluation procedures ($2.7 million) and one-time expenses related to employee severance costs, systems conversions, real estate closures and sales, and professional fees ($7.1 million).

Branch Acquisition - On June 8, 2001, the Corporation assumed $315 million of deposits and purchased $53 million in loans in an acquisition of 18 branches (Acquired Branches) located in New Jersey, Delaware and Pennsylvania. This transaction was accounted for as a purchase and the Corporation recorded $31.6 million of goodwill and other intangible assets.

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

The acquisition was accounted for as a purchase, and goodwill of approximately $16.0 million was recorded as the initial purchase price paid in excess of the net assets acquired. Additional payments of up to $5.0 million may become payable upon Dearden Maguire achieving certain revenue goals through December 31, 2005. The goals and the dates of such payments are specified in the purchase agreement. Upon payment of any such amounts, goodwill will be increased.

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

RESULTS OF OPERATIONS
---------------------

Quarter ended September 30, 2001 versus Quarter ended September 30, 2000
------------------------------------------------------------------------

Fulton Financial Corporation's net income for the third quarter of 2001 decreased $4.0 million, or 14.1%, in comparison to net income for the third quarter of 2000. Diluted net income per share decreased $0.05, or 14.7%, compared to 2000. The decrease from 2000 resulted mainly from the merger-related expenses recorded as a result of the Drovers acquisition. Excluding the impact of these expenses, which totaled $6.4 million after tax, earnings increased $2.4 million, or 8.6%. On a diluted per-share basis, the increase was $0.03, or 8.8%.

Net Interest Income
-------------------

Net interest income is the Corporation's largest revenue source, accounting for approximately 75% of total revenues. For the quarter, net interest income increased $3.1 million, or 4.5%. The increase resulted from the addition of Skylands and the Acquired Branches, mitigating the continued downward pressure on the Corporation's net interest margin due to changes in the general interest rate environment and economic conditions. The following table provides a comparative average balance sheet and net interest income analysis for the third quarter of 2001 as compared to the same period in 2000. All dollar amounts are in thousands.


                                                  Quarter Ended September 30, 2001           Quarter Ended September 30, 2000
                                             -----------------------------------------  -------------------------------------------
                                               Average                        Yield/      Average                          Yield/
ASSETS                                         Balance        Interest       Rate (1)     Balance         Interest        Rate (1)
---------------------------------------      -----------    ------------   -----------  -----------     ------------    -----------
Interest-earning assets:
  Loans and leases .....................     $ 5,321,613    $   104,754       7.81%     $ 5,201,221     $   111,952        8.56%
  Taxable investment securities ........       1,436,436         21,174       5.85        1,096,962          17,188        6.23
  Tax-exempt investment securities .....         215,374          2,349       4.33          229,386           2,511        4.35
  Equity securities ....................         100,903          1,218       4.79          109,283           1,528        5.56
  Short-term investments ...............          52,996            514       3.85           12,885             258        7.97
                                            -------------  -------------   ---------   -------------   -------------    ---------
Total interest-earning assets ..........       7,127,322        130,009       7.24        6,649,737         133,437        7.98
Noninterest-earning assets:
  Cash and due from banks ..............         247,309                                    251,576
  Premises and equipment ...............         129,031                                    109,525
  Other assets .........................         241,098                                    146,537
  Less: Allowance for loan losses ......         (71,284)                                   (64,880)
                                            -------------                              -------------
          Total Assets .................     $ 7,673,476                                $ 7,092,495
                                            -------------                              -------------


Interest-bearing liabilities:
  Demand deposits ......................     $   790,331    $     2,318       1.16%     $   655,741     $     2,569        1.56%
  Savings deposits .....................       1,346,518          5,934       1.75        1,200,153           8,581        2.84
  Time deposits ........................       2,875,375         38,936       5.37        2,605,614          37,626        5.74
  Short-term borrowings ................         293,323          2,337       3.16          541,558           8,286        6.09
  Long-term debt .......................         502,477          7,100       5.61          452,957           6,120        5.38
                                            -------------  -------------   ---------   -------------   -------------    ---------
Total interest-bearing liabilities .....       5,808,024         56,625       3.87        5,456,023          63,182        4.61
Noninterest-bearing liabilities:
  Demand deposits ......................         956,776                                    864,085
  Other ................................         110,449                                     96,508
                                            -------------                              -------------
          Total Liabilities ............       6,875,249                                  6,416,616
Shareholders' equity ...................         798,227                                    675,879
                                            -------------                              -------------
          Total Liabilities and
            Shareholders' Equity .......     $ 7,673,476                                $ 7,092,495
                                            -------------                              -------------
Net interest income ....................                    $    73,384                                 $    70,255
                                                           -------------                               -------------
Net interest margin (FTE) ..............                                      4.22%                                        4.34%
                                                                           ---------                                       ------


(1)  Yields on tax-exempt securities are not fully taxable equivalent (FTE).

     Interest income decreased $3.4 million, or 2.6%, as a result of the offsetting effects of rate and volume changes. The 7.2% increase in average earning assets accounted for an interest income increase of approximately $9.5 million. This was more than offset by a $13.0 million reduction as a result of the 75 basis point decline in average yields. Average yields decreased from the third quarter of 2000 to the third quarter of 2001 due to a general decrease in interest rates as a result of the actions of the FRB. The prime lending rate averaged 9.50% during the third quarter of 2000, dropping to an average of 6.56% during the same period in 2001. The changes in such index rates have an immediate effect only on floating rate loans and the impact was evident as the average yield on loans also declined 75 basis points to 7.81%.

     The Corporation's average loan portfolio grew by approximately $120.4 million, or 2.3%. Strong increases in commercial mortgages ($127.3 million, or 8.5%) and commercial loans ($135.0 million, or 10.5%) were offset by decreases in residential mortgages ($130.7 million, or 13.0%). The residential mortgage portfolio continued to decline as favorable mortgage rates fueled refinance activity. In addition, the Corporation sold approximately $100 million of existing residential mortgages for balance sheet management purposes.

     Average investment securities increased $317.1 million, or 22.1%, as a result of deposit growth in excess of net increases in loans. In addition to strong internal deposit growth, the Corporation also received $250 million of net funds from the Acquired Branches. The Corporation used these funds to purchase investment securities, particularly mortgage-backed securities, which grew by $461.5 million, or 56.8%.

     As with interest income, the $6.6 million, or 10.4%, decrease in interest expense was caused by the effect of declining rates more than offsetting the impact of balance increases. The $352.0 million, or 6.5%, increase in average interest-bearing liabilities resulted in a $4.1 million increase in interest expense. This was more than offset by a $10.7 million decrease caused by the 74 basis point decline in the average cost of interest-bearing funds. Average interest-bearing deposits grew $550.7 million, or 12.3%. Of this increase, $273.5 million resulted from the Acquired Branches.

     Short-term borrowings decreased by $248.2 million, or 45.8%, as the deposit growth allowed the Corporation to reduce its dependence on such borrowings. With short-term rates falling from an average of 6.09% in 2000 to 3.16% in 2001, the change in the funding mix had a negative impact on the Corporation's net interest income and margin. However, management believes that by reducing its short-term borrowings, its balance sheet is better positioned for long-term net interest income growth. The acquisition of deposits also expanded its customer base and allowed it to enter new markets, which should have a favorable impact on future growth and earnings.

     Both the average yield on earning assets and the cost of interest-bearing liabilities decreased at similar rates during the period, with yields dropping 75 basis points (a 9.4% decline) and costs declining 74 basis points (a 16.1% decline). This allowed the Corporation to minimize the reduction in its net interest margin, which fell 12 basis points to 4.22% in 2001 from 4.34% in 2000. The Corporation continues to manage its asset/liability position and interest rate risk through the methods discussed in the "Market Risk" section of this document. Management believes that these procedures have been effective in managing the net interest margin during this period of decreasing rates.

     Provision and Allowance for Loan Losses
     ---------------------------------------

     The following table summarizes loans outstanding (including unearned income) as of the dates shown:


                                                September 30      December 31        September 30
                                                    2001              2000               2000
                                               --------------    -------------      --------------
                                                                (in thousands)

Commercial, financial and agricultural .......  $ 1,398,964        $ 1,386,172        $ 1,319,359
Real estate - construction ...................      260,975            247,382            237,215
Real estate - residential mortgage ...........    1,461,222          1,569,637          1,566,848
Real estate - commercial mortgage ............    1,432,459          1,359,714          1,330,884
Consumer .....................................      658,932            738,797            767,524
Leasing and other ............................       84,688             87,947             87,070
Unearned income ..............................      (13,253)           (14,988)           (14,967)
                                               -------------      -------------      -------------

   Total Loans ...............................  $ 5,283,987        $ 5,374,661        $ 5,293,933
                                               =============      =============      =============

The following table summarizes the activity in the Corporation's allowance for loan losses:


                                                                                         Three Months Ended
                                                                                            September 30
                                                                                   -------------------------------
                                                                                      2001                 2000
                                                                                   ----------           ----------
                                                                                        (dollars in thousands)
Loans outstanding at end of period (net of unearned) ...........................   $ 5,283,987          $ 5,293,933
                                                                                  =============        =============
Daily average balance of loans and leases ......................................   $ 5,321,613          $ 5,201,221
                                                                                  =============        =============
Balance of allowance for loan losses
     at beginning of period ....................................................   $    67,903          $    62,212

Loans charged-off:
    Commercial, financial and agricultural .....................................           802                1,296
    Real estate - mortgage .....................................................           139                  433
    Consumer ...................................................................         1,675                1,458
    Leasing and other ..........................................................            48                   39
                                                                                  -------------        -------------
    Total loans charged-off ....................................................         2,664                3,226
                                                                                  -------------        -------------

Recoveries of loans previously charged-off:
    Commercial, financial and agricultural .....................................           225                  269
    Real estate - mortgage .....................................................            17                  324
    Consumer ...................................................................           662                  416
    Leasing and other ..........................................................            18                    1
                                                                                  -------------        -------------
    Total recoveries ...........................................................           922                1,010
                                                                                  -------------        -------------

Net loans charged-off ..........................................................         1,742                2,216

Allowance purchased (Skylands) .................................................            --                2,633

Provision for loan losses ......................................................         2,833                2,746
Provision for loan losses, merger-related ......................................         2,700                   --
                                                                                  -------------        -------------
     Total provision for loan losses ...........................................         5,533                2,746
                                                                                  -------------        -------------

Balance at end of period .......................................................   $    71,694          $    65,375
                                                                                  =============        =============

Net charge-offs to average loans (annualized) ..................................          0.13%                0.17%
                                                                                  =============        =============
Allowance for loan losses to loans outstanding .................................          1.36%                1.23%
                                                                                  =============        =============


The following table summarizes the Corporation's non-performing assets as of the indicated dates.


                                                           Sept. 30             Dec. 31            Sept. 30
(Dollars in thousands)                                       2001                 2000               2000
                                                       ------------------    ---------------    ----------------
Nonaccrual loans.....................................  $        23,484       $      21,790      $        19,779
Loans 90 days past due and accruing..................            8,932               7,135                7,228
Other real estate owned (OREO).......................            1,575               1,035                  796
                                                       ------------------    ---------------    ----------------
Total non-performing assets..........................  $        33,991       $      29,960      $        27,803
                                                       ==================    ===============    ================

Non-performing loans/Total loans.....................            0.61%               0.54%                0.51%
Non-performing assets/Total assets...................            0.44%               0.41%                0.38%
Non-performing assets/Total loans and OREO...........            0.64%               0.56%                0.53%
Allowance/Non-performing loans.......................           221.2%              227.5%               242.1%


Additions to the allowance for loan losses are charged to income through the provision for loan losses when, in the opinion of management and based on internal credit quality reviews and analyses, it is believed that the allowance is not adequate to absorb the losses inherent in the portfolio. Management considers various factors in completing its analyses, assessing the adequacy of the allowance for loan losses and determining the provision for the period. Among these are charge-off history and trends, risk classification of significant credits, adequacy of collateral, the mix and risk characteristics of loan types in the portfolio, and the balance of the allowance relative to total and nonperforming loans. Additional consideration is given to local and national economic conditions. The Corporation's policy is individually applied to each of its subsidiary banks and resulting provisions and allowances are aggregated for consolidated financial reporting.

As a percentage of total loans, commercial loans and mortgages increased to 53.6% of the total portfolio at September 30, 2001 from 50.0% at September 30, 2000. This shift reflects increases in these loan types as well as a decrease in residential mortgages from 29.6% in 2000 to 27.6% in 2001 resulting from active refinance activity. The change in the loan mix is one factor considered by the Corporation in assessing the adequacy of its allowance for loan losses.

For the third quarter of 2001, net charge-offs totaled $1.7 million, or 0.13%, of average loans on an annualized basis. This was an improvement from the $2.2 million, or 0.17%, in net charge-offs for the third quarter of 2000. In 2000, the Corporation charged-off certain troubled commercial accounts.

While charge-offs improved during the quarter, recent economic conditions have impacted some of the Corporations' other asset quality measures. Non-performing assets increased to $34.0 million, or 0.44% of total assets, at September 30, 2001, from $27.8 million, or 0.38% of total assets, at September 30, 2000. Despite the moderate downward trend, this level of non-performing assets continues to be favorable in comparison to the industry as a whole.

The total provision for loan losses increased $2.8 million, or 101.5%, to $5.5 million in 2001. Of this increase, $2.7 million represented an increase related to the Drovers acquisition. Applying the Corporation's consistent allowance evaluation procedures to the acquired Drovers loan portfolio resulted in the need for an additional provision for loan losses. Excluding this additional amount, the provision for loan losses increased only $87,000, or 3.2%. This small increase reflects the moderation of net charge-off activity during the quarter.

The Corporation's periodic loan portfolio review and allowance calculation resulted in an unallocated allowance for loan losses of 34% at September 30, 2001, as compared to 23% at September 30, 2000 and 30% at December 31, 2000. Management believes that the allowance balance of $71.7 million is sufficient to cover losses incurred in the loan portfolio and appropriate based on applicable accounting standards.

Other Income
------------

Other income for the quarter ended September 30, 2001 was $27.0 million, an increase of $8.7 million, or 47.6%, over the comparable period in 2000. Excluding investment security gains, which increased from $1.3 million in 2000 to $4.1 million in 2001, other income increased $6.0 million, or 35.1%.

The most significant increase, in terms of percentage growth, was realized in mortgage banking income, which increased $1.8 million, or 175.8%, to $2.8 million. With relatively low mortgage rates in place during the quarter, consumers continued to refinance to lower rate loans. The Corporation sold all qualifying fixed rate mortgage loans it originated during the quarter in order to limit interest rate risk, resulting in an increase in mortgage sale gains of $1.7 million.

Investment management and trust services income also showed strong growth, with an increase of $2.0 million, or 38.4%. Dearden Maguire contributed $949,000 to this increase. Service charges on deposit accounts increased $1.7 million, or 25.7%, mainly due to strong growth in transaction accounts, such as savings and demand deposits. Other service charges and fees also realized a moderate increase of $482,000, or 11.9%, reflecting the Corporation's efforts to increase non-interest revenues.

Other Expenses
--------------

Total other expenses for the third quarter of 2001 of $61.5 million increased $15.3 million, or 33.2%, from 2000. Excluding merger-related expenses of $7.1 million, other expenses were up $8.2 million, or 17.8%. Overall, the increase was driven by a full quarter of expenses in 2001 for Dearden Maguire, Skylands and the Acquired Branches ($2.4 million total impact), and an increase in intangible amortization as a result of these acquisitions ($960,000).

The remaining increase of $4.8 million, or 10.8%, contributed to an increase in the Corporation's efficiency ratio, which is the ratio of noninterest expense to fully taxable equivalent revenues (excluding security gains), to 53.7% in 2001 from 51.1% in 2000, excluding the impact of the $7.1 million merger-related expenses.

Salaries and employee benefits increased $3.7 million, or 13.9%, in comparison to the third quarter of 2000 ($2.3 million, or 8.8%, excluding Dearden Maguire, Skylands and the Acquired Branches). The increase is attributable to the continued growth of the Corporation and the resulting expansion of its employee base. In addition, normal merit increases and additional overtime and part time expense to assist in recent systems conversions also contributed to the increase. The employee benefits component of the expense increased $438,000, or 10.7%, due to rising health plan expenses.

Net occupancy and equipment expenses increased $617,000, or 16.2%, and $428,000, or 14.7%, respectively. The net occupancy expense increase resulted mainly from depreciation expense and other occupancy costs related to the Corporation's new office building at its main office location as well as the Acquired Branches. Equipment expense increased as a result of investments in new technology to support the Corporation's operations.

Data processing expense was essentially flat at $2.9 million in both periods as the benefits from the Corporation's renegotiated outside data processing services contract were offset by increased processing costs due to acquisitions and conversions. Other expense increased $3.5 million, or 34.0%, to $13.6 million in 2001. Excluding Dearden Maguire, Skylands and the Acquired Branches, the increase was $2.0 million, or 20.6%. This was due to an increase in the residual value reserve for the Corporation's leasing business ($600,000), additional advertising costs related to acquisition transition ($200,000), increased state taxes resulting from the merger of two of the Corporation's existing affiliates and normal growth.

Income Taxes
------------

Income tax expense for the third quarter of 2001 was $9.2 million, a $2.3 million, or 19.9%, decrease from $11.5 million in 2000. The steep decrease resulted from the 15.8% decline in income before income taxes. The Corporation's effective tax rate was approximately 27.6% in 2001 as compared to 29.1% in 2000. The effective rate is lower than the federal statutory rate of 35% due mainly to investments in tax-free municipal securities and federal tax credits from investments in low and moderate income housing partnerships.

Nine Months ended September 30, 2001 versus Nine Months ended September 30, 2000
--------------------------------------------------------------------------------

Fulton Financial Corporation's net income for the first nine months of 2001 increased $1.9 million, or 2.4%, in comparison to net income for the same period in 2000. Diluted net income per share increased $0.01, or 1.0%, compared to 2000. Excluding the merger-related expenses from the Drovers acquisition, earnings for the first nine months of 2001 increased $8.3 million, or 10.3%. On a per-share basis, the increase was $0.08, or 8.1%.

Net Interest Income
-------------------

For the first nine months of 2001, net interest income increased $9.6 million, or 4.7%. Excluding the impact of Skylands and the estimated impact of the Acquired Branches, which added $9.2 million during the period, net interest income was essentially flat, increasing only $467,000, or 0.2%. The following table provides a comparative average balance sheet and net interest income analysis for the first nine months of 2001 as compared to the same period in 2000. All dollar amounts are in thousands.


                                              Nine Months Ended Sept. 30, 2001           Nine Months Ended Sept. 30, 2000
                                          ----------------------------------------   ----------------------------------------
                                            Average                       Yield/       Average                       Yield/
ASSETS                                      Balance        Interest      Rate (1)      Balance        Interest      Rate (1)
--------------------------------------    -----------    ------------   ----------   -----------    ------------   ----------
Interest-earning assets:
  Loans and leases.....................  $ 5,344,730     $   324,288      8.11%     $ 5,060,537     $   318,515       8.41%
  Taxable investment securities........    1,243,185          56,619      6.09        1,095,045          50,866       6.20
  Tax-exempt investment securities.....      216,891           7,116      4.39          234,743           7,772       4.42
  Equity securities....................      102,804           3,904      5.08          108,737           4,522       5.55
  Short-term investments...............       55,038           1,807      4.39           13,374             717       7.16
                                        -------------   -------------  ----------  -------------   -------------   ----------
Total interest-earning assets..........    6,962,648         393,734      7.56        6,512,436         382,392       7.84
Noninterest-earning assets:
  Cash and due from banks..............      239,551                                    246,646
  Premises and equipment...............      123,552                                    102,952
  Other assets.........................      210,677                                    135,122
  Less: Allowance for loan losses......      (68,517)                                   (63,389)
                                        -------------                              -------------
          Total Assets.................  $ 7,467,911                                $ 6,933,767
                                        =============                              =============

Interest-bearing liabilities:
  Demand deposits......................  $   725,002     $     6,970      1.29%     $   646,446     $     7,256       1.50%
  Savings deposits.....................    1,281,506          20,601      2.15        1,180,187          23,991       2.72
  Time deposits........................    2,811,118         119,144      5.67        2,537,323         105,097       5.53
  Short-term borrowings................      351,993          11,339      4.31          532,884          22,997       5.76
  Long-term debt.......................      509,127          21,101      5.54          449,669          18,110       5.38
                                        -------------   -------------  ----------  -------------   -------------   ----------
Total interest-bearing liabilities.....    5,678,746         179,155      4.22        5,346,509         177,451       4.43
Noninterest-bearing liabilities:
  Demand deposits......................      904,624                                    825,710
  Other................................      114,480                                     99,815
                                        -------------                              -------------
          Total Liabilities............    6,697,850                                  6,272,034
Shareholders' equity...................      770,061                                    661,733
                                        -------------                              -------------
          Total Liabilities and
            Shareholders' Equity.......  $ 7,467,911                                $ 6,933,767
                                        =============                              ==============
Net interest income....................                  $   214,579                                $   204,941
                                                        =============                              =============
Net interest margin (FTE)..............                                   4.23%                                       4.32%
                                                                       ==========                                  ==========

(1)  Yields on tax-exempt securities are not fully taxable equivalent (FTE).

     The Skylands acquisition accounted for approximately $137.7 million of the $284.2 million increase in average loans and $196.8 million of the $450.2 million increase in average interest-earning assets. Skylands accounted for $194.5 million of the $453.7 million increase in total average deposits, with the acquired branches.

     The $450.2 million increase in average earning assets contributed to an interest income increase of $26.4 million, which was offset by a $15.1 million reduction as a result of the 28 basis point decline in average yields. The $284.2 million loan increase was driven by strong production of commercial loans and commercial mortgages, as well as the acquisition of Skylands, which added $137.7 million in average balances over the period. Increases were offset by a reduction in average residential mortgages due to refinance activity.

     Average investment securities for the nine months ended September 30, 2001 totaled $1.6 billion, an increase of $124.4, or 8.6% over 2000. This increase was generated by total inflows of funds exceeding the net increase in loans. The Corporation invested these funds primarily in mortgage backed securities, which increased $246.5 million, or 30.2%.

     The $332.2 million, or 6.2%, increase in average interest-bearing liabilities resulted in an $11.0 million increase in interest expense, while the 21 basis point decrease in the average costs of funds offset this increase by $9.3 million, resulting in a net increase in interest expense of $1.7 million. The $453.7 million increase in average interest-bearing deposits resulted from a combination of internal growth and acquired deposits. Skylands and the Acquired Branches contributed $273.4 million to the increase while the remaining $180.3 million resulted from internal growth.

     The increase in deposit funds was used to fund loan growth, purchase investment securities and to reduce short-term borrowings. The average balance of such borrowings, which consist primarily of Federal funds purchased, decreased $180.9 million, or 33.9%, during the nine months ended September 30, 2001 as compared to 2000. Conversely, average long-term debt
     - consisting of advances from the Federal Home Loan Bank - increased $59.5 million, or 13.2%. This occurred as the Corporation continued to manage its interest sensitivity gap through the use of such longer-term advances. See additional discussion of the Corporation's asset/liability management strategies in the "Market Risk" section of this document.

     Net interest margin for the nine months ended September 20, 2001 was 4.23%, a nine basis point decrease from 4.32% in the same period of 2000. This moderate decline reflects the more pronounced decrease in yields on assets (28 basis points) as compared to costs of funds (22 basis points). The decline in margin was somewhat mitigated by an increase in non-interest bearing demand deposits, which grew by $78.9 million, or 9.6%.

     The following table summarizes the activity in the Corporation's allowance for loan losses:


                                                                        Nine Months Ended
                                                                           September 30
                                                                 -------------------------------
                                                                     2001               2000
                                                                 ------------       ------------
                                                                      (dollars in thousands)

Loans outstanding at end of period (net of unearned) .........   $  5,283,987       $  5,293,933
                                                                --------------     --------------
Daily average balance of loans and leases ....................   $  5,344,730       $  5,060,537
                                                                --------------     --------------
Balance of allowance for loan losses
     at beginning of period ..................................   $     65,640       $     61,539

Loans charged-off:
    Commercial, financial and agricultural ...................          5,020              7,036
    Real estate - mortgage ...................................            560              1,562
    Consumer .................................................          5,184              4,887
    Leasing and other ........................................            380                219
                                                                --------------     --------------
    Total loans charged-off ..................................         11,144             13,704
                                                                --------------     --------------

Recoveries of loans previously charged-off:
    Commercial, financial and agricultural ...................            596              1,348
    Real estate - mortgage ...................................            299                665
    Consumer .................................................          2,250              1,881
    Leasing and other ........................................             57                 15
                                                                --------------     --------------
    Total recoveries .........................................          3,202              3,909
                                                                --------------     --------------

Net loans charged-off ........................................          7,942              9,795

Allowance purchased ..........................................          2,085              2,633

Provision for loan losses ....................................          9,211             10,998
Provision for loan losses, merger-related ....................          2,700                 --
                                                                --------------     --------------
     Total provision for loan losses .........................         11,911             10,998
                                                                --------------     --------------

Balance at end of period .....................................   $     71,694       $     65,375
                                                                --------------     --------------

Net charge-offs to average loans (annualized) ................           0.20%              0.26%
                                                                --------------     --------------
Allowance for loan losses to loans outstanding ...............           1.36%              1.23%
                                                                --------------     --------------



Refer to the "Provision for Loan Losses" section of Management's Discussion of the third quarter results of operations for a summary of the Corporation's process for establishing the provision and allowance for loan losses. For the first nine months of 2001, net charge-offs totaled $7.9 million, or 0.20%, of average loans on an annualized basis. This compares to $9.8 million, or 0.26%, for the first nine months of 2000 as well as all of 2000. In 2000, Drovers charged-off a significant corporate relationship, accounting for $3.5 million of the total net charge-offs included in the restated numbers.

Non-performing loans, including loans 90 days past due and still accruing, to total loans were 0.64% at September 30, 2001 as compared to 0.56% at December 31, 2000 and 0.53% at September 30, 2000.

The provision for loan losses of $11.9 million for the first nine months of 2001 included $2.7 million related to the Drovers loan portfolio which resulted from applying the Corporation's allowance evaluation procedures on a consistent basis. Excluding this amount, the total provision decreased $1.8 million, or 16.2%, in comparison to 2000. This decrease mirrors the decline in net charge-offs.

Other Income
------------

Other income for the nine months ended September 30, 2001 was $75.4 million. This was an increase of $20.9 million, or 38.4%, over the comparable period in 2000. Excluding investment security gains, other income increased $15.8 million, or 32.3%. The most significant increase, $5.5 million, or 209.8%, was realized in mortgage banking income as a result favorable interest rates and sales of refinanced fixed rate mortgage loans in the secondary market.

Investment management and trust services income increased $4.5 million, or 28.1%, mainly due to the addition of Dearden Maguire, which contributed $2.9 million to the total income increase. Service charges on deposit accounts increased $4.1 million, or 21.2%, as a result of growth in transaction-based deposit accounts. Other service charges and fees increased $1.7 million, or 15.7%.

Investment securities gains increased $5.2 million, or 90.6%, to $10.9 million in 2001. The increase resulted from the favorable performance of the Corporation's equity portfolio, consisting mainly of investments in bank stocks. Management monitors the Corporation's equity portfolio and makes periodic sale and investment decisions based on its assessment of the investments' values.

Other Expenses
--------------

Total other expenses for the first nine months of 2001 were $161.9 million, a $27.3 million, or 20.3%, increase over the same period in 2000. Skylands, Dearden Maguire and the Acquired Branches contributed approximately $9.3 million to the increase. Excluding these amounts and the Drovers merger-related charge of $7.1 million, other expenses increased $11.0 million, or 8.1%. The Corporation's efficiency ratio, increased to 53.1% in 2001 from 51.3% in 2000, excluding the impact of the merger-related expenses.

Salaries and employee benefits increased $10.3 million, or 13.4%, in comparison to the first nine months of 2000 ($6.4 million, or 8.4%, excluding Dearden Maguire, Skylands and the Acquired Branches). Of this increase, $2.4 million was attributable to employee benefits, which rose 21.3% due mainly to increases in the cost of health insurance. Salary expense increased a moderate $2.7 million, or 4.1%. Additions to staff and normal merit increases were offset by savings realized as a result of the Drovers acquisition.

Net occupancy and equipment expenses increased $1.2 million, or 10.3%, and $983,000, or 11.7%, respectively. These increases resulted from the addition of Skylands, the construction of a new data processing center at an affiliate bank, and the completion of the construction of the new office space at the Corporation's main office location.

Data processing expense increased only $175,000, or 2.1%, as the benefits from its renegotiated outside data processing services contract were offset by increased processing costs due to acquisitions and conversions. Other expense increased $7.6 million, or 25.7%, to $37.1 million for the nine months ended September 30, 2001. Dearden Maguire, Skylands and the Acquired Branches accounted for $4.0 million of the increase, including $2.1 million in intangible amortization. Excluding these amounts, other expense increased $3.6 million, or 12.4%.

Income Taxes
------------

Income tax expense for the nine months ended September 30, 2001 was $33.4 million, a $385,000, or 1.2%, increase from $33.0 million in 2000. The small increase is consistent with the 2.0% increase in income before income taxes. The Corporation's effective tax rate was approximately 28.8% in 2001 as compared to 29.0% in 2000. The effective rate is lower than the federal statutory rate of 35% due mainly to investments in tax-free municipal securities and federal tax credits from investments in low and moderate income housing partnerships.

FINANCIAL CONDITION
-------------------

At September 30, 2001, the Corporation had total assets of $7.7 billion, an increase of $321.7 million, or 4.4%, from December 31, 2000. The increase was realized mainly in investment securities as growth in funding sources exceeded the net increase in loans. Balance sheet changes for the first nine months of 2001 were largely influenced by the Acquired Branches, which brought $223 million in net funds to the Corporation.

Loans decreased by $90.7 million, or 1.7%, to $5.3 billion at September 30, 2001. Commercial loans and commercial mortgages increased $85.5 million, or 3.1%. Offsetting this growth, however, was a $108.4 million, or 6.9% decline in the residential mortgage portfolio. With a relatively low interest rate environment during the first nine months of the year, many borrowers refinanced to lower fixed rates. Such loans are sold by the Corporation in the secondary market to reduce interest rate risk. In addition, the Corporation sold approximately $100 million of existing fixed rate mortgages to further reduce its interest rate risk.

Investment securities increased $361.8 million, or 24.9% as securities purchases of $792.9 million exceeded proceeds from maturities and sales of $480.6 million. Funds were available to invest as a result of loans showing a net decrease for the period.

Premises and equipment increased $11.7 million, or 10.0%, due to the construction of a new building at the Corporation's headquarters location. Other assets increased $37.4 million, or 26.1%, as a result of intangible assets recorded in connection with the Acquired Branches ($30.9 million) and the Dearden Maguire acquisition ($16.0 million).

The branch acquisition contributed $290.6 million of deposits to the total increase of $471.7 million, or 8.6%. Overall, the mix of deposit growth was evenly distributed by type. Time deposits ($141.6 million, or 5.3% increase), interest-bearing demand deposits ($95.3 million, or 13.7% increase) and savings deposits ($156.3, or 12.9% increase) each experienced significant increases.

With funds available as a result of the increase in deposits and the net decrease in loans, the Corporation was able to reduce its reliance on short-term borrowings during the first nine months of 2001. Federal funds purchased were reduced to $15.5 million at September 30, 2001 from $160.1 million at December 31, 2000. The Corporation also reduced its long-term debt by $65.9 million, or 11.6%.

Capital Resources
-----------------

Total shareholders' equity increased $75.3 million, or 10.3%, during the first nine months of 2001. This increase was due to net income of $82.7 million, a $20.0 million improvement in the net unrealized gain on investment securities and $15.0 million in issuances of stock. These increases were offset by $39.5 million in cash dividends to shareholders.

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

As of September 30, 2001, the Corporation and each of its subsidiaries met the minimum capital requirements. In addition, the Corporation and each of its subsidiaries' capital ratios exceeded the amounts required to be considered "well-capitalized" as defined in the regulations.

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

Equity Market Price Risk
------------------------

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation's equity investments consist of common stocks of publicly traded financial institutions (cost basis of approximately $57.9 million) and U.S. Government agency stock (cost basis of approximately $44.8 million). The Corporation's financial institutions stock portfolio had net unrealized gains of approximately $3.8 million at September 30, 2001.

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

FULTON FINANCIAL CORPORATION
INTEREST RATE SENSITIVITY
(dollars in thousands)


                                                       Expected Maturity Period
                               ----------------------------------------------------------------------------
                               less than                                                       greater than               Estimated
                                 1 Year      1-2 Years    2-3 Years    3-4 Years    4-5 Years     5 Years      Total      Fair Value

                               ----------   ----------   ----------   ----------   ----------  ------------  ----------   ----------


Fixed rate loans (1)           $1,067,718   $  716,624   $  516,112   $  314,545   $  218,865   $  511,077   $3,344,941   $3,528,919

    Average rate (1)                 7.82%        7.96%        7.97%        8.00%        7.95%        7.61%        7.87%
Floating rate loans (2)           613,918      262,945      190,293      164,652      135,197      572,041    1,939,046    1,931,233

    Average rate                     7.09%        7.26%        7.37%        7.40%        6.87%        6.75%        7.05%

Fixed rate investments (3)        397,094      378,272      245,361       88,798       56,802      472,150    1,638,477    1,666,641

    Average rate                     6.20%        6.10%        6.13%        6.23%        6.29%        5.52%        5.95%
Floating rate investments (3)          50        1,000           --           --           --       41,815       42,865       43,524

    Average rate                     7.52%        5.55%          --           --           --         5.84%        5.84%

Other interest-earning assets      34,107           --           --           --           --           --       34,107       34,107

    Average rate                     2.50%          --           --           --           --           --         2.50%
                               -----------------------------------------------------------------------------------------------------

Total                          $2,112,887   $1,358,841   $  951,766   $  567,995   $  410,864   $1,597,083   $6,999,436   $7,204,424

    Average rate                     7.22%        7.30%        7.38%        7.55%        7.37%        6.64%        7.15%
                               -----------------------------------------------------------------------------------------------------


Fixed rate deposits (4)        $2,006,052   $  492,761   $  133,694   $   75,518   $   24,763   $   19,422   $2,752,210   $2,812,529

    Average rate                     5.18%        5.38%        5.15%        6.09%        5.35%        5.36%        5.24%
Floating rate deposits (5)        758,909      159,338      159,338      159,338      159,338    1,825,966    3,222,227    3,222,227

    Average rate                     2.27%        0.77%        0.77%        0.77%        0.77%        0.55%        1.00%

Fixed rate borrowings (6)          72,772       19,503       55,773       84,273        5,508      263,303      501,132      520,031

    Average rate                     5.00%        5.92%        5.38%        6.40%        5.21%        5.39%        5.52%
Floating rate borrowings (7)      289,316           --           --           --           --           --      289,316      289,316

    Average rate                     2.90%          --           --           --           --           --         2.90%

                               -----------------------------------------------------------------------------------------------------

Total                          $3,127,049   $  671,602   $  348,805   $  319,129   $  189,609   $2,108,691   $6,764,885   $6,844,103

    Average rate                     4.26%        4.30%        3.19%        3.52%        1.50%        1.20%        3.14%
                               -----------------------------------------------------------------------------------------------------



Assumptions:

1) Amounts are based on contractual payments and maturities, adjusted for expected prepayments.
2) Average rates are shown on a fully taxable equivalent basis using an effective tax rate of 35%.
3) Amounts are based on contractual maturities, adjusted for expected prepayments on mortgage-backed securities, and expected calls on other securities.
4)   Amounts are based on contractual maturities of time deposits.
5) Money market, NOW and savings accounts are spread based on history of deposit flows.
6) Amounts are based on contractual maturities of Federal Home Loan Bank advances.
7) Amounts are Federal funds purchased and securities sold under agreements to repurchase, which mature in less than 90 days.

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

Static gap provides a measurement of repricing risk in the Corporation's balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation's assets and liabilities into predetermined repricing periods. The assets and liabilities in each of these periods are summed and compared for mismatches within that maturity segment. Core deposits having noncontractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans held and for mortgage-backed securities includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation's policy limits the cumulative 6-month gap to plus or minus 15% of total earning assets. The cumulative 6-month gap as of September 30, 2001 was 1.01.

Simulation of net interest income and of net income is performed for the next twelve-month period. A variety of interest rate scenarios is used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of earnings is used primarily to measure the Corporation's short-term earnings exposure to rate movements. The Corporation's policy limits the potential exposure of net interest income to 10% of the base case net interest income for every 100 basis point "shock" in interest rates. A "shock" is an immediate upward or downward movement of interest rates across the yield curve based upon changes in the prime rate. At September 30, 2001 the Corporation had a larger exposure to downward rate shocks, with net interest income at risk of loss over the next twelve months of 2%, 3% and 7% where interest rates are shocked downward by 100, 200 and 300 basis points, respectively.

Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer term repricing risks and options in the Corporation's balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point "shock" movement in interest rates. As of September 30, 2001, upward shocks of 100, 200 or 300 basis points were estimated to have negative effects upon economic value of 1%, 4%, and 6%, respectively.

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

          (b)  Reports on Form 8-K:

               (1) Form 8-K dated July 13, 2001 reporting the consummation of the Agreement and Plan of Merger by and between Fulton Financial Corporation and Drovers Bancshares Corporation.

               (2) Form 8-K dated August 13, 2001 reporting results of operations for Fulton Financial Corporation for the seven months ended July 31, 2001.

                  FULTON FINANCIAL CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FULTON FINANCIAL CORPORATION



Date:    November 13, 2001              /s/ Rufus A. Fulton, Jr.
     -------------------------          ------------------------------------
                                            Rufus A. Fulton, Jr.
                                            Chairman and Chief Executive Officer

Date:    November 13, 2001              /s/ Charles J. Nugent
     -------------------------          ----------------------------------------
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