Form 10-K
period 2001-12-31
FULTON FINANCIAL CORP
filed 2002-03-29
CIK 700564

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
                                    ---------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001, or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

     EXCHANGE ACT OF 1934

     For the transition period from to
                                       ---------- ----------

                         Commission File Number: 0-10587

                          FULTON FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       PENNSYLVANIA                 23-2195389
--------------------------------------------------------------------------------
              (State or other jurisdiction of    (I.R.S. Employer
              incorporation or organization)    Identification No.)

  One Penn Square, P. O. Box 4887, Lancaster, Pennsylvania         17604
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

                          Common Stock, $2.50 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of shares of common stock held by non-affiliates, calculated based on the average of the bid and asked prices on March 19, 2002, was approximately $1.9 billion.

As of December 31, 2001 there were 82,612,000 shares of Fulton Financial Corporation common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference:

                                                          Part of Form 10-K into
      Document                                              which incorporated
      --------                                            ----------------------

Definitive Proxy Statement of                                    Part III
Fulton Financial Corporation
dated March 4, 2002

                                     PART I

Item 1. Description of Business
-------------------------------

General

     Fulton Financial Corporation (the Corporation) was incorporated under the laws of Pennsylvania on February 8, 1982 and became a bank holding company through the acquisition of all of the outstanding stock of Fulton Bank on June 30, 1982. In 2000, the Corporation became a financial holding company as defined in the Gramm-Leach-Bliley Act (GLB Act), which allowed the Corporation to expand its financial services activities under its holding company structure (See "Competition" and "Regulation and Supervision"). At December 31, 2001, the Corporation owned 100% of the stock of eleven community banks, three financial services companies and five non-bank entities.

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

     The subsidiary banks are located in areas which are home to a wide range of manufacturing, distribution, health care and other service companies. The Corporation and its banks are not dependent upon one or a few customers or any one industry and the loss of any single customer or a few customers would not have a material adverse impact on any of the subsidiary banks.

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

     The Corporation's subsidiary banks deliver their products and services through traditional branch banking, with a network of full service branch offices. Electronic delivery channels include a network of automated teller machines, telephone banking and PC banking through the Internet. These alternative delivery channels allow customers to access their account information and perform certain transactions such as transferring funds and paying bills at virtually any hour of the day.

     The Corporation continued to supplement its internal growth with strategic acquisitions during 2001. On July 1, 2001, the Corporation completed its merger with Drovers Bancshares Corporation (Drovers), an $820 million bank holding company located in York, Pennsylvania. Drovers was merged with and into Fulton Financial Corporation, and its wholly owned bank subsidiary, The Drovers & Mechanics Bank (Drovers Bank) was merged into Fulton Bank, the Corporation's largest subsidiary bank. This merger allowed the Corporation to increase its presence in the desirable York County, Pennsylvania market, which is adjacent to its Lancaster County base.

     In June 2001, the Corporation assumed $315 million of deposits and purchased $53 million of loans in an acquisition of 18 branches located in New Jersey, Delaware and Pennsylvania. These branches were allocated among four of the Corporation's existing affiliate banks and strengthened its presence in current regions while allowing for expansion into new geographical markets.

     In January 2001, the Corporation completed its acquisition of investment management and advisory company Dearden, Maguire, Weaver and Barrett, LLC (Dearden Maguire). This acquisition complemented the Corporation's existing investment management and trust services business which is offered through Fulton Financial Advisors,

N.A. Dearden Maguire, which is also a registered investment advisory firm, increased the Corporation's assets under management by approximately $1.3 billion on the acquisition date.

     The following table provides geographical and statistical information for the Corporation's banking and financial services subsidiaries.

                                                                                       Full-Time
                                                Main Office        Total     Total     Equivalent
                Subsidiary                       Location          Assets   Deposits   Employees    Branches*
----------------------------------------   ---------------------   ------   --------   ----------   ---------
                                                                     (millions)
Fulton Bank                                Lancaster, PA           $3,489   $2,499            746          70
Lebanon Valley Farmers Bank                Lebanon, PA                682      542            167          17
Swineford National Bank                    Hummels Wharf, PA          277      221             93           7
Lafayette Ambassador Bank                  Easton, PA                 892      717            319          22
FNB Bank, N.A.                             Danville, PA               310      240             86           8
Hagerstown Trust Company                   Hagerstown, MD             422      337            154          15
Delaware National Bank                     Georgetown, DE             238      202            110          11
The Bank                                   Woodbury, NJ               401      337            199          12
Woodstown National Bank                    Woodstown, NJ              423      358            154          17
Peoples Bank of Elkton                     Elkton, MD                 102       86             33           2
Skylands Community Bank                    Hackettstown, NJ           288      248             77           8
Fulton Financial Advisors, N.A. and
   Fulton Insurance Services Group, Inc.   Lancaster, PA               --       --            172          --
Dearden, Maguire, Weaver &Barrett          West Conshohocken, PA       --       --             15          --
Fulton Financial (Parent Company)          Lancaster, PA               --       --            493          --
                                                                                           ------         ---
                                                                                            2,818         189
                                                                                           ======         ===

     *See additional information in "Item 2. Properties"

Non-Bank Subsidiaries

     The Corporation also owns 100% of the stock of five non-bank subsidiaries:
(i) Fulton Life Insurance Company, which engages in the business of reinsuring credit life and accident and health insurance directly related to extensions of credit by the banking subsidiaries of the Corporation; (ii) Fulton Financial Realty Company, which holds title to or leases certain properties upon which Corporation branch offices and other facilities are located; (iii) Central Pennsylvania Financial Corp., which owns certain limited partnership interests in partnerships invested in low and moderate income housing projects and two non-bank companies in various stages of liquidation; (iv) FFC Management, Inc., which owns certain investment securities and other passive investments; and (v) Drovers Capital Trust I (the "Trust"), a Delaware business trust whose sole asset is $7,735,000 of junior subordinated deferrable interest debentures to the Trust from the Corporation. In addition, the Corporation owns a 1/8th interest in Pennbanks Insurance Company, a joint venture with seven other Pennsylvania banks, which formed an offshore reinsurance company. Each bank in the venture owns a segregated cell through which it's respective premiums and losses from credit life and accident and health insurance are funded and for which each bank has sole responsibility.

Competition

     The banking and financial services industries are highly competitive. Within its geographical region, the Corporation's subsidiary banks face direct competition from other commercial banks, varying in size from local community banks to larger regional and national banks, and credit unions. With the growth in electronic commerce and distribution channels, the banks also face competition from banks not physically located in the Corporation's geographical markets.

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

     As a result of the GLB Act, there is more competition for customers that were traditionally served by the banking industry. While the GLB Act increased competition, it also provided opportunities for the Corporation to expand its financial services offerings, such as insurance products through Fulton Insurance Services Group, Inc. The Corporation also competes through the variety of products that it offers and the quality of service that it provides to its customers. However, there is no guarantee that these efforts will insulate the Corporation from competitive pressure which could impact its pricing decisions for loans, deposits and other services and ultimately impact financial results.

Market Share

     Although there are many ways to assess the size and strength of banks, deposit market share continues to be an important industry statistic. This information is compiled annually by the FDIC and is available to the public. The Corporation's banks maintain branch offices in 30 counties across four mid-Atlantic states. In ten of these counties, the Corporation ranks in the top three in deposit market share (based on deposits as of June 30, 2001). The following table summarizes information about the counties in which the Corporation has branch offices and its market position in each county.

                                                                      No. of Financial   Deposit Market
                                                                        Institutions     Share(6/30/01)
                                                                      ----------------   --------------
                           Population            Banking               Banks/   Credit
   County         State    (2001 Est)          Subsidiary             Thrifts   Unions   Rank       %
--------------   ------   -----------   ---------------------------   -------   ------   ----      ----
Lancaster          PA       474,259     Fulton Bank                     19        12      1        21.9
Dauphin            PA       252,873     Fulton Bank                     20        14      6         5.2
Cumberland         PA       215,061     Fulton Bank                     16         8     12         1.8
York               PA       384,922     Fulton Bank                     18        20      3        12.5
Chester            PA       437,817     Fulton Bank                     36         8     24         0.9
Montgomery         PA       756,627     Fulton Bank                     50        33     46         0.1
Berks              PA       376,429     Fulton Bank                     20        18      9         3.6
                                        Lebanon Valley Farmers Bank     --        --     22         0.4
Lebanon            PA       120,824     Lebanon Valley Farmers Bank      9         2      1        32.4
Schuylkill         PA       150,198     Lebanon Valley Farmers Bank     18         8      7         3.4
Snyder             PA        37,611     Swineford National Bank          7         0      2        32.5
Union              PA        42,033     Swineford National Bank          7         1      6         7.4
Northumberland     PA        94,410     Swineford National Bank         17         3     11         2.7
                                        FNB Bank, N.A.                  --        --      5         6.6
Montour            PA        18,274     FNB Bank, N.A.                   5         3      1        37.7
Columbia           PA        64,226     FNB Bank, N.A.                   9         0      6         5.4
Lycoming           PA       120,151     FNB Bank, N.A.                  12        12     15         0.9

Northampton        PA       268,832     Lafayette Ambassador Bank       16        16      1        14.1
Lehigh             PA       313,671     Lafayette Ambassador Bank       22        14      5         4.1
Washington         MD       132,742     Hagerstown Trust Company         9         3      1        22.3
Frederick          MD       198,662     Hagerstown Trust Company        14         5     17         0.1
Cecil              MD        87,047     Peoples Bank of Elkton           6         3      3        13.4
Sussex             DE       159,894     Delaware National Bank          12         4      5         1.0
New Castle         DE       504,678     Delaware National Bank          33        31     24         0.2
Camden             NJ       509,594     The Bank                        20        13     20         0.1
Gloucester         NJ       256,538     The Bank                        22         5      2        12.2
                                        Woodstown National Bank         --        --      9         3.0
Salem              NJ        64,226     Woodstown National Bank          8         4      1        35.6
Cape May           NJ       102,878     Woodstown National Bank         14         1     13         0.6
Atlantic           NJ       254,698     Woodstown National Bank         17         6     15         0.5
Warren             NJ       103,138     Skylands Community Bank         14         3      6         7.5
Sussex             NJ       145,156     Skylands Community Bank         11         1     11         0.8
Morris             NJ       474,074     Skylands Community Bank         34         9     15         1.3

Supervision and Regulation

     The Corporation is a registered financial holding company and its subsidiary banks are depository institutions whose deposits are insured by the FDIC. The Corporation and its subsidiaries are subject to various regulations and examinations by regulatory authorities. The following table summarizes the charter types and primary regulators for each of the Corporation's subsidiary banks.

                                       State
                                      (Name)
                                    or National    Primary
        Subsidiary                    Charter     Regulator(s)
---------------------------------   -----------   ------------
Fulton Bank                           PA            PA/FDIC
Lebanon Valley Farmers Bank           PA            PA/FRB
Swineford National Bank               National      OCC (1)
Lafayette Ambassador Bank             PA            PA/FRB
FNB Bank, N.A.                        National      OCC
Hagerstown Trust Company              MD            MD/FDIC
Delaware National Bank                National      OCC
The Bank                              NJ            NJ/FDIC
Woodstown National Bank               National      OCC
Peoples Bank of Elkton                MD            MD/FDIC
Skylands Community Bank               NJ            NJ/FDIC
Fulton Financial Advisors, N.A.       National      OCC (2)
Fulton Financial (Parent Company)     N/A           FRB

(1)  Office of the Comptroller of the Currency.
(2) Fulton Financial Advisors, N.A. is chartered as an uninsured national trust bank.

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

     There are a number of restrictions on bank holding companies and FDIC-insured depository subsidiaries that are designed to minimize potential loss to depositors and the FDIC insurance funds. If an FDIC-insured depository subsidiary is "undercapitalized", the bank holding company is required to guarantee (subject to certain limits) the subsidiary's compliance with the terms of any capital restoration plan filed with its appropriate banking agency. Also, a bank holding company is required to serve as a source of financial strength to its depository institution subsidiaries and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the BHCA, the FRB has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of a depository institution subsidiary of the bank holding company.

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

FULTON FINANCIAL CORPORATION
COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

                                                             Year Ended December 31
                                            ---------------------------------------------------------------
(Dollars in thousands)                                     2001                             2000
-----------------------------------------------------------------------------------------------------------
                                              Average               Yield/   Average                Yield/
ASSETS                                        Balance    Interest   Rate     Balance     Interest     Rate
-----------------------------------------   ----------   --------   -----   ----------   --------   ------
Interest-earning assets:
  Loans and leases (1)...................   $5,341,497   $424,025    7.94%  $5,131,651   $433,686    8.45%
  Taxable investment securities (2)......    1,300,169     77,701    5.98    1,101,946     68,629    6.23
  Tax-exempt investment securities (2)...      216,783      9,465    4.37      231,375     10,187    4.40
  Equity securities (2)..................      103,286      5,097    4.93      109,002      6,087    5.58
  Short-term investments.................       44,405      1,890    4.26       14,456      1,038    7.18
                                            ----------   --------    ----   ----------   --------    ----
Total interest-earning assets............    7,006,140    518,178    7.40    6,588,430    519,627    7.89
Noninterest-earning assets:
  Cash and due from banks................      241,660                         246,694
  Premises and equipment.................      124,003                         106,020
  Other assets (2).......................      217,717                         142,412
  Less: Allowance for loan losses........      (69,449)                        (64,033)
                                            ----------                      ----------
          Total Assets...................   $7,520,071                      $7,019,523
                                            ==========                      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Demand deposits........................   $  744,831   $  8,795    1.18%  $  653,063   $  9,878    1.51%
  Savings deposits.......................    1,313,880     25,381    1.93    1,186,721     32,895    2.77
  Time deposits..........................    2,786,513    152,793    5.48    2,568,238    144,828    5.64
  Short-term borrowings..................      355,953     13,150    3.69      521,608     30,447    5.84
  Long-term debt.........................      500,162     27,843    5.57      476,590     25,826    5.42
                                            ----------   --------    ----   ----------   --------    ----
Total interest-bearing liabilities.......    5,701,339    227,962    4.00    5,406,220    243,874    4.51
Noninterest-bearing liabilities:
  Demand deposits........................      925,865                         836,997
  Other..................................      113,853                         102,335
                                            ----------                      ----------
          Total Liabilities..............    6,741,057                       6,345,552
Shareholders' equity.....................      779,014                         673,971
                                            ----------                      ----------
          Total Liabilities and
            Shareholders' Equity.........   $7,520,071                      $7,019,523
                                            ==========                      ==========
Net interest income......................                 290,216                         275,753
Net yield on interest-earning assets.....                            4.14                            4.19
Tax equivalent adjustment (3)............                   8,286                           8,506
                                                         --------    ----                --------    ----
Net interest margin......................                $298,502    4.26%               $284,259    4.31%
                                                         ========    ====                ========    ====

                                               Year Ended December 31
                                            -----------------------------
(Dollars in thousands)                                     1999
--------------------------------------------------------------------------
                                             Average                Yield/
ASSETS                                       Balance     Interest    Rate
-----------------------------------------   ----------   --------   -----
Interest-earning assets:
  Loans and leases (1)...................   $4,601,801   $378,705    8.23%
  Taxable investment securities (2)......    1,177,455     71,028    6.03
  Tax-exempt investment securities (2)...      218,482      9,903    4.53
  Equity securities (2)..................      102,163      5,365    5.25
  Short-term investments.................        6,035        297    4.92
                                            ----------   --------    ----
Total interest-earning assets............    6,105,936    465,298    7.62
Noninterest-earning assets:
  Cash and due from banks................      233,898
  Premises and equipment.................       93,419
  Other assets (2).......................      163,556
  Less: Allowance for loan losses........      (63,179)
                                            ----------
          Total Assets...................   $6,533,630
                                            ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------
Interest-bearing liabilities:
  Demand deposits........................   $  628,351   $  8,162    1.30%
  Savings deposits.......................    1,166,781     27,616    2.37
  Time deposits..........................    2,441,926    125,681    5.15
  Short-term borrowings..................      380,343     17,619    4.63
  Long-term debt.........................      381,219     20,050    5.26
                                            ----------   --------    ----
Total interest-bearing liabilities.......    4,998,620    199,128    3.98
Noninterest-bearing liabilities:
  Demand deposits........................      769,693
  Other..................................      101,476
                                            ----------
          Total Liabilities..............    5,869,789
Shareholders' equity.....................      663,841
                                            ----------
          Total Liabilities and
            Shareholders' Equity.........   $6,533,630
                                            ==========
Net interest income......................                 266,170
Net yield on interest-earning assets.....                            4.36
Tax equivalent adjustment (3)............                   8,104
                                                         --------    ----
Net interest margin......................                $274,274    4.49%
                                                         ========    ====

-------------------------------------------------------------------------

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

FULTON FINANCIAL CORPORATION
RATE/VOLUME TABLE

     The following table sets forth for the periods indicated a summary of changes in interest income and interest expense resulting from corresponding volume and rate changes:

                                                    2001 vs. 2000              2000 vs. 1999
                                               Increase (decrease) due   Increase (decrease) due
                                                     To change in              to change in
                                         -----------------------------   ---------------------------
                                         Volume      Rate        Net     Volume     Rate       Net
                                         -------   --------   --------   -------   -------   -------
                                                                (in thousands)
Interest income on:
  Loans and leases ...................   $17,735   $(27,396)  $ (9,661)  $43,604   $11,377   $54,981
  Taxable investment securities ......    12,345     (3,273)     9,072    (4,555)    2,156    (2,399)
  Tax-exempt investment securities ...      (642)       (80)      (722)      584      (300)      284
  Equity securities ..................      (319)      (671)      (990)      359       363       722
  Short-term investments .............     2,150     (1,298)       852       414       327       741
                                         -------   --------   --------   -------   -------   -------
    Total interest-earning assets ....   $31,269   $(32,718)  $ (1,449)  $40,406   $13,923   $54,329
                                         =======   ========   ========   =======   =======   =======
Interest expense on:
  Demand deposits ....................   $ 1,388   $ (2,471)  $ (1,083)  $   321   $ 1,395   $ 1,716
  Savings deposits ...................     3,525    (11,039)    (7,514)      472     4,807     5,279
  Time deposits ......................    12,309     (4,344)     7,965     6,501    12,646    19,147
  Short-term borrowings ..............    (9,670)    (7,627)   (17,297)    6,544     6,284    12,828
  Long-term debt .....................     1,277        740      2,017     5,016       760     5,776
                                         -------   --------   --------   -------   -------   -------
    Total interest-bearing liabilities   $ 8,829   $(24,741)  $(15,912)  $18,854   $25,892   $44,746
                                         =======   ========   ========   =======   =======   =======

Note: The rate/volume variances are allocated in the table above by applying the changes in volume times the prior period rate and by applying the changes in rate times the current period volume on a consistent basis throughout.

FULTON FINANCIAL CORPORATION
INVESTMENT PORTFOLIO

     The following table sets forth the carrying amount of investment securities held to maturity (HTM) and available for sale (AFS) as of the dates shown:

                                                                      December 31
                                           ---------------------------------------------------------------------
                                                         2001                                2000
                                           ---------------------------------   ---------------------------------
                                             HTM        AFS         Total        HTM        AFS         Total
                                           -------   ----------   ----------   -------   ----------   ----------
                                                                      (in thousands)
United States Treasury and U.S.
     Government agencies and
     Corporations.......................   $ 8,170   $   99,682   $  107,852   $ 8,992   $  212,109   $  221,101

State and municipal.....................     9,840      218,181      228,021    12,971      211,734      224,705

Other securities........................       165          300          465       720       18,322       19,042

Equity securities.......................        --      151,333      151,333        --      133,938      133,938

Mortgage-backed securities..............    31,382    1,218,291    1,249,673    62,079      794,030      856,109
                                           -------   ----------   ----------   -------   ----------   ----------
      Totals............................   $49,557   $1,687,787   $1,737,344   $84,762   $1,370,133   $1,454,895

                                                      December 31
                                           ----------------------------------
                                                         1999
                                           ----------------------------------
                                             HTM         AFS         Total
                                           -------   ----------   -----------
                                                      (in thousands)
United States Treasury and U.S.
     Government agencies and
     Corporations.......................   $ 11,879   $  216,862   $  228,741

State and municipal.....................     35,189      205,358      240,547

Other securities........................        525       20,793       21,318

Equity securities.......................         --      135,957      135,957

Mortgage-backed securities..............     59,237      748,418      807,655
                                           --------   ----------   ----------
      Totals............................   $106,830   $1,327,388   $1,434,218
                                           ========   ==========   ==========

FULTON FINANCIAL CORPORATION
MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

     The following tables set forth the maturities of investment securities at December 31, 2001 and the weighted average yields of such securities (calculated based upon historical cost).

     HELD TO MATURITY (at amortized cost)
     ----------------

                                                                       MATURING
                                       ------------------------------------------------------------------------
                                                           After One But      After Five But
                                       Within One Year   Within Five Years   Within Ten Years   After Ten Years
                                       ------------------------------------------------------------------------
                                       Amount    Yield   Amount    Yield     Amount    Yield    Amount   Yield
                                       -------   -----   ------   --------   ------   -------   ------   ------
                                                                 (dollars in thousands)
United States Treasury and
   U.S. Government
   Agencies and corporations........   $ 4,374   4.27%   $2,707     5.45%    $  749    6.30%     $340     7.55%
State and municipal (1).............     4,174   6.14     4,606     7.60      1,060    8.21        --       --
Other securities....................        --     --       165     6.64         --      --        --       --
                                       -------   ----    ------     ----     ------    ----      ----     ----
   Totals...........................   $ 8,548   5.18%   $7,478     6.80%    $1,809    7.42%     $340     7.55%
                                       =======   ====    ======     ====     ======    ====      ====     ====

Mortgage-backed securities (2)......   $31,382   6.55%
                                       =======   ====

     AVAILABLE FOR SALE (at estimated fair value)
     ------------------

                                                                           MATURING
                                       ---------------------------------------------------------------------------
                                                              After One But      After Five But
                                         Within One Year    Within Five Years   Within Ten Years   After Ten Years
                                       ---------------------------------------------------------------------------
                                         Amount     Yield    Amount    Yield    Amount    Yield    Amount    Yield
                                       ----------   -----   --------   ------   -------   ------   -------   -----
                                                                    (dollars in thousands)
United States Treasury and
   U.S. Government
   Agencies and corporations........   $   34,986   5.37%   $ 64,946    5.69%   $    --      --%   $    --     --%
State and municipal (1).............        1,173   6.07     164,604    6.38%    22,734    7.51     29,670   8.28
Other...............................           --     --          50      --         --      --         --     --
                                       ----------   ----    --------    ----    -------    ----    -------   ----

   Totals...........................   $   36,159   5.39%   $229,600    6.18%   $22,734    7.51%   $29,670   8.28%
                                       ==========   ====    ========    ====    =======    ====    =======   ====

Mortgage-backed securities (2)......   $1,218,291   5.79%
                                       ==========   ====

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

FULTON FINANCIAL CORPORATION
LOAN PORTFOLIO BY TYPE

     The following table sets forth the amount of loans outstanding (net of unearned income) as of the dates shown:

                                                                     December 31
                                            --------------------------------------------------------------
                                               2001         2000         1999         1998         1997
                                            ----------   ----------   ----------   ----------   ----------
                                                                    (in thousands)
Commercial, financial and agricultural...   $1,495,380   $1,386,172   $1,212,807   $1,038,418   $  939,689
Real-estate - construction ..............      267,627      247,382      171,351      138,798      166,056
Real-estate - mortgage ..................    2,896,865    2,929,351    2,633,270    2,410,025    2,332,583
Consumer ................................      626,985      738,797      793,776      771,221      785,966
Leasing and other .......................       86,163       72,957       71,402       62,019       51,023
                                            --------------------------------------------------------------
                                            $5,373,020   $5,374,659   $4,882,606   $4,420,481   $4,275,317
                                            ==============================================================

MATURITY & SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES

     The following table summarizes the maturity and sensitivity of certain loan types to changes in interest rates as of December 31, 2001:

                                                        One
                                          One Year    Through     More Than
                                          or Less    Five Years   Five Years      Total
                                          --------   ----------   ----------   ----------
                                                         (in thousands)
Commercial, financial and agricultural:
     Floating rate ....................   $303,109    $225,820     $380,655    $  909,584
     Fixed rate .......................    173,247     330,224       82,325       585,796
                                          --------    --------     --------    ----------
          Total                           $476,356    $556,044     $462,980    $1,495,380
                                          ========    ========     ========    ==========
Real-estate - construction:
     Floating rate ....................   $ 54,660    $ 47,033     $ 45,823    $  147,516
     Fixed rate .......................     50,443      40,913       28,755       120,111
                                          --------    --------     --------    ----------
          Total                           $105,103    $ 87,946     $ 74,578    $  267,627
                                          ========    ========     ========    ==========

FULTON FINANCIAL CORPORATION
RISK ELEMENTS IN LOAN PORTFOLIO

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans and other nonperforming assets (4):

                                                              December 31
                                             -----------------------------------------------
                                              2001      2000      1999      1998      1997
                                             -------   -------   -------   -------   -------
                                                             (in thousands)
Nonaccrual loans (1) (2) (3) .............   $22,794   $21,790   $23,989   $20,716   $21,559
Accruing loans past due 90 days or more...     9,368     7,135     8,549    11,116    10,562
Other real estate ........................     1,817     1,035     1,002     1,568     1,691
                                             -------   -------   -------   -------   -------

     Totals ..............................   $33,979   $29,960   $33,540   $33,400   $33,812
                                             =======   =======   =======   =======   =======

(1) Includes impaired loans as defined by Statement of Financial Accounting Standards No. 114 of approximately $8.7 million at December 31, 2001.

(2) As of December 31, 2001, the gross interest income that would have been recorded during 2001 if nonaccrual loans had been current in accordance with their original terms was approximately $1.9 million. The amount of interest income on those nonaccrual loans that was included in 2001 net income was approximately $1.2 million.

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

(4) Excluded from the amounts presented at December 31, 2001 are $15.7 million in loans where possible credit problems of borrowers have caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. These loans are subject to constant management attention and their classification is reviewed monthly.

FULTON FINANCIAL CORPORATION
SUMMARY OF LOAN LOSS EXPERIENCE

An analysis of the Corporation's loss experience is as follows:

                                                                    Year Ended December 31
                                                --------------------------------------------------------------
                                                   2001         2000         1999         1998         1997
                                                ----------   ----------   ----------   ----------   ----------
                                                                    (dollars in thousands)
Loans outstanding at end of year ............   $5,373,020   $5,374,659   $4,882,606   $4,420,481   $4,275,317
                                                ==========   ==========   ==========   ==========   ==========
Daily average balance of loans and leases ...   $5,341,497   $5,131,651   $4,601,801   $4,323,585   $4,058,391
                                                ==========   ==========   ==========   ==========   ==========
Balance of allowance for loan losses
     at beginning of year ...................   $   65,640   $   61,538   $   61,327   $   60,861   $   57,023

Loans charged-off:
    Commercial, financial and agricultural           6,296        9,242        4,797        2,934        2,682
    Real estate - construction ..............           --           --           --           --           --
    Real estate - mortgage ..................          767        1,922        1,604        1,403        1,636
    Consumer ................................        6,683        6,911        8,147        5,426        4,854
    Leasing and other .......................          529          282          124          134          397
                                                ----------   ----------   ----------   ----------   ----------
    Total loans charged-off .................       14,275       18,357       14,672        9,897        9,569
                                                ----------   ----------   ----------   ----------   ----------

Recoveries of loans previously charged-off:
    Commercial, financial and agricultural             703        1,518        2,027        1,223        2,182
    Real estate - construction ..............           --           --           --           --           --
    Real estate - mortgage ..................          364          541          710          926          724
    Consumer ................................        2,683        2,724        2,202        1,364        1,357
    Leasing and other .......................           87           19            1            2           15
                                                ----------   ----------   ----------   ----------   ----------
    Total recoveries ........................        3,837        4,802        4,940        3,515        4,278
                                                ----------   ----------   ----------   ----------   ----------

Net loans charged-off .......................       10,438       13,555        9,732        6,382        5,291

Provision for loan losses ...................       14,585       15,024        9,943        6,848        8,803
Allowance purchased .........................        2,085        2,633           --           --          326
                                                ----------   ----------   ----------   ----------   ----------

Balance at end of year ......................   $   71,872   $   65,640   $   61,538   $   61,327   $   60,861
                                                ==========   ==========   ==========   ==========   ==========

Ratio of net charge-offs during period to
     average loans ..........................         0.20%        0.26%        0.21%        0.15%        0.13%
Ratio of allowance for loan losses to loans     ==========   ==========   ==========   ==========   ==========

     outstanding at end of year .............         1.34%        1.22%        1.26%        1.39%        1.42%
                                                ==========   ==========   ==========   ==========   ==========

FULTON FINANCIAL CORPORATION
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses has been allocated as follows to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated:

                                                        December 31
                             ------------------------------------------------------------------
                                     2001                   2000                   1999
                             --------------------   --------------------   --------------------
                                                    (dollars in thousands)

                                           % of                   % of                   % of
                                         Loans in               Loans in               Loans in
                                           each                   Each                   Each
                             Allowance   Category   Allowance   Category   Allowance   Category
                             ---------   --------   ---------   --------   ---------   --------
Commercial, financial
     & agriculture .......    $22,531      27.8%     $21,193      25.8%     $15,516      24.8%
Real estate - construction
     & mortgages .........     19,018      58.9       14,940      59.1       17,425      57.4
Consumer, leasing
     & other .............     10,855      13.3       10,772      15.1        9,435      17.8
Unallocated ..............     19,468        --       18,735        --       19,162        --
                              -------     -----      -------     -----      -------     -----

     Totals ..............    $71,872     100.0%     $65,640     100.0%     $61,538     100.0%
                              =======     =====      =======     =====      =======     =====

                                             December 31
                             -------------------------------------------
                                     1998                   1997
                             --------------------   --------------------
                                         (dollars in thousands)

                                           % of                   % of
                                         loans in               loans in
                                           each                   each
                             Allowance   category   Allowance   category
                             ---------   --------   ---------   --------
Commercial, financial
     & agriculture .......    $16,077      23.5%     $11,970      22.0%
Real estate - construction
     & mortgages .........     20,296      57.7       12,468      58.4
Consumer, leasing
     & other .............      6,868      18.8        7,393      19.6
Unallocated ..............     18,086        --       29,030        --
                              -------     -----      -------     -----

     Totals ..............    $61,327     100.0%     $60,861     100.0%
                              =======     =====      =======     =====

(1) Refer to the "Provision and Allowance for Loan Losses" section of Management's Discussion and Analysis of Financial Condition and Results of Operations for management's methodology for assessing the adequacy of the allowance for loan losses.

FULTON FINANCIAL CORPORATION
DEPOSITS

     The average daily balances of deposits and rates paid on such deposits are summarized for the periods indicated in the following table:

                                                            Year Ended December 31
                                         -----------------------------------------------------------
                                                 2001                2000                 1999
                                         ------------------   ------------------   -----------------
                                           Amount     Rate      Amount     Rate      Amount     Rate
                                         ----------   -----   ----------   -----   ----------   ----
                                                            (dollars in thousands)
Noninterest-bearing demand deposits ..   $  925,865     --%   $  836,997     --%   $  769,693     --%
Interest-bearing demand deposits .....      744,831   1.18       653,063   1.51       628,351   1.30
Savings deposits .....................    1,313,880   1.93     1,186,721   2.77     1,166,781   2.37
Time deposits ........................    2,786,513   5.48     2,568,238   5.64     2,441,926   5.15
                                         ----------   ----    ----------   ----    ----------   ----

Totals ...............................   $5,771,089   3.24%   $5,245,019   3.58%   $5,006,751   3.22%
                                         ==========   ====    ==========   ====    ==========   ====

     Maturities of time deposits of $100,000 or more outstanding at December 31, 2001 are summarized as follows:

                                                 Time Deposits
                                                   $100,000
                                                    or more
                                               -----------------
                                                (in thousands)

Three months or less .......................       $139,339
Over three through six months ..............         95,860
Over six through twelve months .............         84,384
Over twelve months .........................         91,879
                                                   --------

 Totals ....................................       $411,462
                                                   ========

FULTON FINANCIAL CORPORATION
SHORT-TERM BORROWINGS

     The following table presents information related to Federal funds purchased and securities sold under agreements to repurchase. No other categories of short-term borrowings exceeded 30% of shareholders' equity at December 31, 2001.

                                                              December 31
                                                    --------------------------------
                                                      2001        2000        1999
                                                    --------    --------    --------
                                                         (dollars in thousands)
Amount outstanding at December 31 ...............   $394,659    $441,638    $507,278

Weighted average interest rate at year end ......       1.75%       5.94%       5.03%

Maximum amount outstanding at any month end .....   $529,763    $573,094    $541,618

Average amount outstanding during the year ......   $352,757    $517,306    $376,029

Weighted average interest rate during the year...       3.68%       5.83%       4.63%

FULTON FINANCIAL CORPORATION
RETURN ON EQUITY AND ASSETS

     The ratio of net income to average shareholders' equity and to average total assets and certain other ratios are as follows:

                                                          Year Ended December 31
                                                 -----------------------------------------
                                                  2001     2000     1999     1998     1997
                                                 -----    -----    -----    -----    -----
Percentage of net income to:
     Average shareholders' equity ............   14.58%   15.85%   15.76%   15.01%   14.54%
     Average total assets ....................    1.51     1.52     1.60     1.56     1.46

Percentage of dividends declared per common
     share to basic net income per share .....    48.0     44.9     41.9     41.4     41.1

Percentage of average shareholders' equity
     to average total assets .................   10.36     9.60    10.16    10.39    10.05

Item 2. Properties
------------------

     The following table summarizes the Corporation's branch network, by subsidiary bank. Remote service facilities (mainly stand-alone ATM's) are excluded.

                                      Owned
                              -------------------                         Total
Bank                          Bank (1)   FFRC (2)   Leased   Term (3)   Branches
----                          --------   --------   ------   --------   --------
Fulton Bank                      24          2        44       2018         70
Lebanon Valley Farmers Bank      11          2         4       2018         17
Swineford National Bank           5         --         2       2004          7
Lafayette Ambassador Bank         7         --        15       2010         22
FNB Bank, N.A.                    6         --         2       2014          8
Hagerstown Trust Company         12         --         3       2014         15
Delaware National Bank            8         --         3       2006         11
The Bank                          7         --         5       2012         12
Woodstown National Bank          14         --         3       2012         17
Peoples Bank of Elkton            1         --         1       2016          2
Skylands Community Bank           3         --         5       2013          8
                                 --         --        --                   ---
Total                            98          4        87                   189
                                 ==         ==        ==                   ===

(1)  Properties are owned by the bank, free and clear of encumbrances.
(2) Properties are owned by Fulton Financial Realty Company and are leased to the banks.
(3)  Latest lease term expiration date.

The following table summarizes the Corporation's other significant properties:

                                                                                  Owned/
Bank                                      Property             Location           Leased
----                                 -------------------   -------------------   ---------
Fulton Bank/Fulton Financial Corp.   Admin. Headquarters   Lancaster, PA            (1)
Fulton Bank/Fulton Financial Corp.   Operations Center     Mantua, NJ              Owned
Fulton Bank/Fulton Financial Corp.   Operations Center     East Petersburg, PA     Owned
Lebanon Valley Farmers Bank          Admin. Headquarters   Lebanon, PA             Owned
Swineford National Bank              Admin. Headquarters   Hummels Wharf, PA       Owned
Lafayette Ambassador Bank            Admin. Headquarters   Easton, PA              Owned
FNB Bank, N.A.                       Admin. Headquarters   Danville, PA            Owned
Great Valley Bank                    Admin. Headquarters   Reading, PA             Owned
Hagerstown Trust Company             Admin. Headquarters   Hagerstown, MD          Owned
Delaware National Bank               Admin. Headquarters   Georgetown, DE        Leased(2)
Bank of Gloucester County            Admin. Headquarters   Woodbury, NJ            Owned
Woodstown National Bank              Admin. Headquarters   Woodstown, NJ           Owned
Peoples Bank of Elkton               Admin. Headquarters   Elkton, MD              Owned
Skylands Community Bank              Admin. Headquarters   Hackettstown, NJ      Leased(3)

(1) Includes approximately 100,000 square feet which is owned by an independent third party who financed the construction through a loan from Fulton Bank. The Corporation is leasing this space from the third party in an arrangement accounted for as a capital lease. The lease term expires in 2027. The remainder of the Administrative Headquarters location is owned by the Corporation.
(2)  Lease expires in 2006.
(3)  Lease expires in 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     No matters were submitted to a vote of security holders of Fulton Financial Corporation during the fourth quarter of 2001.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

     The information appearing under the heading "Common Stock" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 6. Selected Financial Data
-------------------------------

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
5-YEAR CONSOLIDATED SUMMARY OF OPERATIONS

                                                         For the Year
                                --------------------------------------------------------------
                                   2001         2000         1999         1998         1997
                                ----------   ----------   ----------   ----------   ----------
                                        (Dollars in thousands, except per-share data)
SUMMARY OF INCOME
-----------------
Interest income .............   $  518,178   $  519,627   $  465,298   $  450,252   $  423,515
Interest expense ............      227,962      243,874      199,128      199,430      187,407
                                ----------   ----------   ----------   ----------   ----------
Net interest income .........      290,216      275,753      266,170      250,822      236,108
Provision for loan losses....       14,585       15,024        9,943        6,848        8,803
Other income ................      100,994       74,998       66,668       63,534       52,666
Other expenses ..............      216,669      184,456      175,769      170,866      162,814
                                ----------   ----------   ----------   ----------   ----------
Income before income taxes...      159,956      151,271      147,126      136,642      117,157
Income taxes ................       46,367       44,437       42,499       41,635       35,163
                                ----------   ----------   ----------   ----------   ----------
Net income ..................   $  113,589   $  106,834   $  104,627   $   95,007   $   81,994
                                ==========   ==========   ==========   ==========   ==========
PER-SHARE DATA (1)
------------------
Net income (basic) ..........   $    1.38    $    1.32    $    1.27    $    1.16    $    1.00
Net income (diluted) ........        1.37         1.31         1.26         1.15         0.99
Cash dividends ..............        0.662        0.593        0.532        0.480        0.411

PERIOD-END BALANCES
-------------------
Total assets ................   $7,770,711   $7,364,804   $6,787,424   $6,433,612   $5,902,546
Net loans ...................    5,301,148    5,309,019    4,821,066    4,359,153    4,214,456
Deposits ....................    5,986,804    5,502,703    5,051,512    5,048,924    4,820,629
Long-term debt ..............      456,802      559,503      460,573      358,696       96,603
Shareholders' equity ........      811,454      731,171      662,749      654,070      607,961

AVERAGE BALANCES
----------------
Shareholders' equity ........   $  779,014   $  673,971   $  663,841   $  633,056   $  563,808
Total assets ................    7,520,071    7,019,523    6,533,630    6,093,496    5,608,602

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

     The Corporation has made, and may continue to make, certain forward-looking statements with respect to acquisition and growth strategies, market risk, expenses, the effect of competition on net interest margin and net interest income, investment strategy and income growth, investment securities gains, deposit and loan growth, asset quality, changes in organizational structure, balances of risk-sensitive assets to risk-sensitive liabilities, amortization of goodwill and intangible assets and other financial and business matters for future periods. The Corporation cautions that these forward-looking statements are subject to various assumptions, risks and uncertainties. Because of the possibility that the underlying assumptions may change, actual results could differ materially from these forward-looking statements.

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

MERGER AND ACQUISITION ACTIVITY
-------------------------------

     The Corporation has historically supplemented its internal growth with the strategic acquisition of community banks with similar operating philosophies. More recently, the Corporation has also looked to non-bank entities to support its noninterest income growth initiatives. In 2001, the Corporation continued its external growth by acquiring a bank holding company, a non-bank financial services company and additional branches.

     The accounting requirements for mergers and acquisitions were changed by the June 2001 issuance of Statement of Financial Accounting Standards Nos. 141, "Business Combinations" (Statement 141) and 142 "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations and eliminated the use of pooling of interests for transactions initiated subsequent to June 30, 2001. Statement 142 eliminates the amortization to expense of goodwill recorded as a result of such combinations, but requires periodic evaluation of the goodwill for impairment. Write-downs of the balance, if necessary, are to be charged to results of operations. Goodwill existing prior to the issuance of the statement was required to be amortized through December 31, 2001.

     Drovers Bancshares Corporation - On July 1, 2001, the Corporation completed its merger with Drovers Bancshares Corporation (Drovers), an $820 million bank holding company located in York, Pennsylvania. Under the terms of the merger agreement, each of the 5.2 million shares of Drovers common stock was exchanged for 1.302 shares of the Corporation's common stock. In addition, each of the options to acquire Drovers stock was exchanged for options to purchase the Corporation's common stock.

     Drovers was merged with and into Fulton Financial Corporation, and its wholly owned bank subsidiary, The Drovers & Mechanics Bank (Drovers Bank) was merged into Fulton Bank, the Corporation's largest subsidiary bank. This business combination was accounted for as a pooling of interests and, as such, all financial information presented in this report has been restated to reflect the impact of Drovers for all periods presented.

     In connection with this transaction, the Corporation recorded merger-related expenses of approximately $9.8 million ($6.4 million, net of tax). These charges consisted of an additional provision for loan losses resulting from the consistent application of the Corporation's allowance evaluation procedures ($2.7 million) and one-time expenses related to employee severance, systems conversions, real estate closures and sales, and professional fees ($7.1 million).

     Branch Acquisition - On June 8, 2001, the Corporation assumed $315 million of deposits and purchased $53 million of loans in an acquisition of 18 branches located in New Jersey, Delaware and Pennsylvania. This transaction was accounted for as a purchase and the Corporation recorded a core deposit intangible asset of $9.9 million and an unidentifiable intangible asset of $21.7 million. The core deposit intangible asset is being amortized on a straight-line basis over 10 years. Since this was a branch acquisition, the unidentifiable intangible asset does not qualify for the non-amortization provisions of Statement 142 and will continue to be amortized to expense on a straight-line basis over 25 years.

     Dearden, Maguire, Weaver and Barrett, LLC - On January 2, 2001, the Corporation completed its acquisition of investment management and advisory company Dearden, Maguire, Weaver and Barrett, LLC (Dearden Maguire). The acquisition was accounted for as a purchase and the accounts and results of operations of Dearden Maguire are included in the financial statements of the Corporation prospectively from the January 2, 2001 acquisition date.

     In connection with the acquisition, goodwill of approximately $16.0 million was recorded as the initial purchase price paid in excess of the fair value of net assets acquired. Additional payments of up to $5.0 million may become payable upon Dearden Maguire achieving certain revenue goals through December 31, 2005. The goals and the dates of such payments are specified in the purchase agreement. Upon payment of any such amounts, goodwill will be increased. The goodwill was being amortized to expense on a straight-line basis over 20 years through December 31, 2001. Effective January 1, 2002, the goodwill is no longer being amortized to expense as required by Statement 142, but will be evaluated periodically for impairment.

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

     The acquisition was accounted for as a purchase and the accounts and results of operations of Skylands are included in the financial statements of the Corporation prospectively from the August 1, 2000 acquisition date. In connection with the acquisition, goodwill of approximately $17.5 million was recorded as the purchase price paid in excess of the net assets acquired. The goodwill was being amortized to expense on a straight line basis over 15 years through December 31, 2001. Effective January 1, 2002, the goodwill is no longer being amortized to expense as required by Statement 142, but will be evaluated periodically for impairment.

     In the discussion that follows, the acquisitions of Skylands, Dearden Maguire and the Branch Acquisition are collectively referred to as the "Purchase Acquisitions".

RESULTS OF OPERATIONS
---------------------

Overview

     The Corporation's net income for 2001 was $113.6 million, or 1.37 per share (diluted), as compared to $106.8 million, or $1.31 per share (diluted) in 2000. The increase in net income for the year was $6.8 million, or 6.3%, and the increase in net income per share was $0.06, or 4.6%. Excluding non-recurring merger-related expenses associated with the acquisition of Drovers, the Corporation earned $120.0 million, or $1.44 per share, increases of 12.3% and 9.9%, respectively over 2000. The percentage increase in net income exceeded the percentage increase in net income per share as there were more shares outstanding in 2001 as a result of issuing stock to effect the Skylands acquisition in August, 2000.

     The growth in 2001 resulted from net interest income increases driven by the impact of the Purchase Acquisitions, augmenting minimal internal net interest income growth due to the effect of changes in short term interest rates enacted by the Federal Reserve Board (Federal Reserve). Growth was also evident in non-interest income sources, particularly investment securities gains, investment management and trust services income - due, in part, to the acquisition of Dearden Maguire - and mortgage sales gains - due to significant refinance activity resulting from lower mortgage interest rates. These increases were offset by non-interest expense increases.

     Net income for 2000 of $106.8 million increased $2.2 million, or 2.1% over 1999. Net income per share of $1.31 was an increase of $0.05, or 4.0%. The restatement of financial information to reflect Drovers had a significant impact on the earnings growth from 1999 to 2000. In 2000, Drovers experienced certain loan credit issues which resulted in a $4.7 million increase to the provision for loan losses.

     The Corporation's return on average assets (ROA), excluding merger-related charges, was 1.60% in 2001 as compared to 1.52% in 2000 and 1.60% in 1999. Return on average shareholders' equity (ROE), excluding merger-related charges, was 15.40% in 2001 as compared to 15.85% in 2000 and 15.76% in 1999. Including merger-related charges, the Corporation's ROA and ROE were 1.51% and 14.58%, respectively, in 2001.

Net Interest Income

     Net interest income is the most significant component of the Corporation's net income, accounting for 77% of total revenues in 2001. The ability to manage net interest income over a variety of interest rate and economic environments is important to the success of a banking entity. Net interest income growth is generally dependent upon balance sheet growth and maintaining or growing the net interest margin. See also the discussion of "Interest Rate Risk" later in this section.

     Net interest income for 2001 was $290.2 million, a $14.5 million, or 5.2%, increase over 2000. Excluding the estimated contribution from the Purchase Acquisitions, internal net interest income growth was $3.6 million, or 1.3%. Net interest income in 2000 was $275.8 million, a $9.6 million, or 3.6% increase over 1999. The impact of Skylands was also evident in 2000 as internal growth was only $4.4 million, or 1.6%. The "Comparative Average Balance Sheets and Net Interest Income Analysis" on page 13 and the "Rate/Volume Table" on page 14 summarize the components of net interest income and illustrate variances as a result of changes in interest rates versus growth in assets and liabilities.

     The interest rate environment, as evidenced by the actions of the Federal Reserve, had an obvious impact on the Corporation's ability to grow net interest income over the past two years. In terms of net interest margin, however, the Corporation was successful in minimizing the effect during 2001. The net interest margin for 2001 was 4.26%, a five basis point decrease from 4.31% in 2000. In 1999, the Corporation's net interest margin was 4.49%. Management believes that its asset/liability management practices will continue to minimize the effects of interest rate fluctuations.

2001 v. 2000

     Interest income decreased $1.4 million, or 0.3%, to $518.2 million in 2001 from $519.6 million in 2000. Excluding the estimated impact of the Purchase Acquisitions, the decrease was $13.7 million, or 2.7%. Interest income increased $31.3 million as a result of a $417.7 million increase in average interest-earning assets. However, this was more than offset by the $32.7 million reduction in interest income resulting from declining rates. The average yield on earning assets for the year dropped 49 basis points to 7.40% in 2001 from 7.89% in 2000.

     Average loans increased $209.8 million, or 4.1%, to $5.3 billion. Excluding the impact of the Purchase Acquisitions, the increase was $72.4 million, or 1.4%. This modest increase resulted from offsetting factors - strong commercial loan and commercial mortgage growth ($201.4 million, or 7.5%) was offset by a $78.7 million, or 8.0% decrease in residential mortgages and a $58.7 million, or 4.4% decrease in consumer loans. Residential mortgages decreased as a result of a relatively low interest rate environment generating healthy refinance activity and sales of the resulting fixed rate loans. Consumer loans decreased mainly in indirect auto loans.

     The average yield on loans during 2001 was 7.94%, a 51 basis point decline from 2000 which mirrored the decline in average rates on total interest earning assets. The interest rate reductions enacted by the Federal Reserve had a direct impact on the Corporation's prime lending rate, which declined to an average of 6.89% during 2001 as compared to 9.25% in 2000. This index is used for pricing a portion of the Corporation's adjustable rate loan portfolio, resulting in lower overall yields as compared to 2000. In addition, new loans were originated at lower rates than prior years as a result of the general interest rate environment.

     Average investment securities increased $177.9 million, or 12.3%, during 2001. This growth, which was realized mainly in taxable investment securities, resulted from the Branch Acquisition, as the excess of deposits assumed over loans acquired was approximately $250 million. A portion of these excess funds was used to purchase investment securities as the Corporation realized only modest loan growth. The average yield on investment securities also declined during 2001, although the reduction was not as pronounced as that realized on the loan portfolio - 5.69% average yield in 2001 as compared to 5.89% in 2000.

     Interest expense decreased $15.9 million, or 6.5%, to $228.0 million in 2001 from $243.9 million in 2000. Excluding the Purchase Acquisitions, the decrease was $19.9 million, or 8.3%. Unlike interest income, which was equally impacted by rates and volumes, the decrease in interest expense was mainly a result of decreases in rates ($24.7 million), somewhat offset by increases in balances ($8.8 million). This contrast resulted from short term borrowings and demand and savings deposits repricing to lower rates more quickly than assets. However, the Corporation's time deposits were more influenced by volume increases as these are generally longer term and have not yet completely repriced to lower rates.

     Average interest-bearing deposits increased $437.2 million, or 9.9%, to $4.8 billion in 2001. This increase was largely driven by the Purchase Acquisitions; excluding these acquisitions, the increase was $176.2 million, or 4.1%. All categories of deposits realized growth during 2001, despite the industry trend in recent years toward minimal deposit growth for banks. While uncertainty in the equity markets contributed to inflows of funds to FDIC insured organizations, the Corporation also benefited from aggressive marketing, particularly free checking accounts. Average demand deposits, excluding the impact of the Purchase Acquisitions, increased $84.0 million, or 5.8%, and average savings deposits increased $57.1 million, or 4.9%. Time deposits increased $81.5 million, or 3.2%.

     Average short-term borrowings decreased $165.7 million, or 31.8%, as excess funds from the Branch Acquisition were used to reduce short-term borrowings as well as to purchase investment securities. Long-term debt increased $23.6 million, or 4.9%, as the Corporation retained positions in longer maturities for balance sheet management purposes. Borrowings and debt were not significantly impacted by Skylands.

     Average interest rates paid on interest-bearing liabilities decreased 51 basis points to 4.00% in 2001 as compared to 4.51% in 2000. This change was comparable to the change in interest earning assets, thus minimizing the impact of rates on the Corporation's net interest margin for the year, which decreased only five basis points to 4.26% in 2001 from 4.31% in 2000.

2000 v. 1999

     Interest income increased $54.3 million, or 11.7%, to $519.6 million in 2000 from $465.3 million in 1999. Excluding Skylands, the increase was $45.6 million, or 9.8%. This growth was mainly volume driven, with $40.4 million of the increase attributable to the growth in interest-earning assets ($482.5 million, or 7.9%) and the remaining $13.9 million the result of interest rate increases. On average, the yield on earning assets increased 27 basis points to 7.89% in 2000 from 7.62% in 1999.

     The growth in average interest-earning assets occurred mostly in loans, which increased $529.9 million, or 11.5% ($457.9 million, or 10.0%, excluding the impact of Skylands) to $5.1 billion. Commercial loans ($169.9 million, or 15.2% increase) and commercial mortgage loans ($228.9 million, or 18.8% increase) accounted for the majority of the growth. Consumer loans, primarily as a result of an increase in home equity lines of credit and second mortgage loans, grew $81.6 million, or 6.5%. Residential mortgage loans increased only $38.2 million, or 4.0%, as the Corporation continued to sell newly originated fixed rate mortgage loans.

     Offsetting the increase in average loans was a decline in investment securities balances, which decreased $55.8 million, or 3.7%, to $1.4 billion in 2000. In general, proceeds from maturities were used to support loan growth rather than being reinvested in securities.

     The 27 basis point increase in average yields on earning assets reflected the changes in the interest rate environment in general. In contrast to 2001, which saw interest rates declining throughout the year, 2000 was marked by several rate increases enacted by the Federal Reserve. As market rates rose in response, the Corporation's earning assets also gradually readjusted to higher rates. However, the average loan yield increased only 22 basis points to 8.45% despite a 125 basis point increase in the average prime lending rate to 9.25% in 2000 from 8.00% in 1999. This reflects competition from other lenders and the loan portfolio mix, which included longer-term fixed rate loans originated when rates were lower.

     Interest expense increased $44.7 million, or 22.5%, to $243.9 million in 2000 from $199.1 million in 1999 ($41.3 million, or 20.7%, increase, excluding Skylands). Unlike interest income, which was mainly volume driven, interest expense was affected to a larger degree by interest rates. Increases in average balances accounted for $18.9 million of the increase, while rate increases accounted for $25.9 million of the increase.

     Average interest-bearing deposits increased $171.0 million, or 4.0%, to $4.4 billion in 2000. This modest increase, however, was impacted by the Skylands acquisition, which added $76.7 million to the annual average balance. Growing deposits during 2000 was a challenge for the Corporation - and banks in general - as non-bank alternatives continued to be attractive to consumers. While most of the deposit increase, $85.1 million (excluding the impact of Skylands), was in more costly time deposits, the Corporation did have some success in raising noninterest-bearing demand deposits, which grew $48.7 million, or 6.3%.

     As deposit growth lagged the increase in earning assets, the Corporation turned to alternative funding sources. Average short-term borrowings, consisting of overnight repurchase agreements and Federal funds purchased, increased $141.3 million, or 37.1%, and long-term debt, consisting of advances from the Federal Home Loan Bank (FHLB), increased $95.4 million, or 25.0%. The increases in borrowings were not impacted by Skylands.

     Average interest rates paid on interest-bearing liabilities increased 53 basis points to 4.51% as compared to 3.98% in 1999. This increase far outpaced the increase in yields on earning assets and reflected the change in the funding mix from lower cost deposits to higher cost borrowings. As a result, the net interest margin declined to 4.31% in 2000 from 4.49% in 1999.

Provision and Allowance for Loan Losses

     Additions to the Corporation's allowance for loan losses are charged to income through the provision for loan losses when, in the judgement of management and based on continuing analyses of the loan portfolio, it is believed that the allowance is not adequate. Management considers various factors in assessing the adequacy of the allowance for loan losses and determining the provision for the period. Among these are charge-off history and trends, risk classification of significant credits, adequacy of collateral, the mix and risk characteristics of loan types in the portfolio, and the balance of the allowance relative to total and non-performing loans. Additional consideration is given to regional and national economic conditions. The Corporation's policies for evaluating the adequacy of the allowance for loan losses conform to the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues."

     The tables below summarize non-performing assets (including accruing loans greater than 90 days past due) and net charge-offs by major loan category as of or for the years ended December 31, 2001, 2000 and 1999 (dollars in thousands).

                                                  Nonperforming Assets
                              ------------------------------------------------------------
                                     2001                2000                 1999
                              ------------------   ------------------   ------------------
                               Amount   % Change    Amount   % Change    Amount   % Change
                              -------   --------   -------   --------   -------   --------
Real estate loans .........   $19,101      2.4%    $18,646     (4.8)%   $19,580      7.4%
Commercial &
     industrial loans......     9,255     48.6       6,229    (29.0)      8,779     14.4
Consumer loans ............     3,806     (6.0)      4,050     (3.1)      4,179    (29.6)
Other real estate owned....     1,817     75.6       1,035      3.3       1,002    (36.1)
                              -------     ----     -------    -----     -------    -----
Total......................   $33,979     13.4%    $29,960    (10.7)%   $33,540      0.4%
                              =======     ====     =======    =====     =======    =====
Non-performing
     assets/Total assets...      0.44%                0.41%                0.49%
                              =======              =======              =======
Non-performing
     loans/Total loans.....      0.60%                0.54%                0.67%
                              =======              =======              =======

                                                     Net Charge-Offs
                              ------------------------------------------------------------
                                    2001                 2000                1999
                              ------------------   ------------------   ------------------
                               Amount   % Change    Amount   % Change   Amount   % Change
                              -------   --------   -------   --------   ------   ---------
Real estate loans .........   $   403    (70.8)%   $ 1,381     54.5%    $  894     87.4%
Commercial &
     industrial loans......     5,593    (27.6)      7,724    178.9      2,769     61.8
Consumer loans ............     4,442     (0.2)      4,450    (26.7)     6,069     44.7
                              -------    -----     -------    -----     ------     ----
Total .....................   $10,438    (23.0)%   $13,555     39.3%    $9,732     52.5%
                              =======    =====     =======     ====     ======     ====

Net charge-offs/
     Average loans.........      0.20%                0.26%               0.21%
                              =======              =======              ======

     The provision for loan losses for 2001 totaled $14.6 million. Of this amount, $2.7 million was related to the Drovers merger. Applying the Corporation's consistent allowance evaluation procedures to the acquired Drovers loan portfolio resulted in the need for an additional provision for loan losses. Excluding this additional amount, the provision for loan losses decreased $3.1 million, or 20.9%. In 2000, Drovers experienced significant charge-offs related to specific credits which have since been worked out, resulting in an increase to the provision. No comparable situations existed in 2001, thus resulting in a lower provision. The 2000 provision of $15.0 million was $5.1 million, or 51.1%, higher than the 1999 provision of $9.9 million.

     Net charge-offs as a percentage of average loans were 0.20%, a six basis point improvement from 2000. In addition, total net charge-offs decreased 23.0% compared to 2000. Total non-performing assets to total assets increased three basis points to 0.44% at December 31, 2001 as compared to 0.41% at the end of 2000. This modest increase reflects the change in general economic conditions at the end of 2001 as compared to the prior year. As a result of economic uncertainty and the change in the mix of the portfolio to proportionately more commercial loans, the Corporation provided for loan losses in an amount exceeding its realized net charge-offs for the year ($11.9 million provision, excluding $2.7 million related to Drovers, as compared to $10.4 million in net charge-offs).

     The Corporation's periodic loan portfolio review and allowance calculations resulted in 73% of the total balance being allocated to specific loans and loan types at December 31, 2001 as compared to 71% at December 31, 2000. The allowance for loan losses as a percentage of total loans increased to 1.34% at December 31, 2001 from 1.22% at December 31, 2000. This increase reflects the impact of the additional provision recorded for the Drovers portfolio. Management believes that the allowance balance of $71.9 million at December 31, 2001 is sufficient to cover losses incurred in the loan portfolio and is appropriate based on applicable accounting standards.

Other Income

     Other income - excluding investment securities gains - increased $22.0 million, or 33.3%, to $88.4 million in 2001 as compared to $66.4 million in 2000. This growth resulted mainly from investment management and trust services
(IMTS) income and mortgage sale gains. Skylands did not contribute significantly to the growth from 2000 to 2001.

     IMTS income increased $6.5 million, or 31.7%, to $27.1 million for 2001. This increase resulted mainly from the January, 2001 acquisition of Dearden Maguire, which accounted for $3.7 million of the increase. Internal growth of $2.8 million, or 13.5% was also strong as Fulton Financial Advisors, N.A. (Advisors) continued to grow its business throughout the Corporation's affiliate network. IMTS income was negatively impacted by the performance of the equity markets as many fees are based on the current values of accounts. IMTS income of $20.6 million in 2000 was an increase of $3.1 million, or 17.7% over 1999, driven mainly by the formation of Advisors in May, 2000.

     Service charges on deposit accounts increased $6.2 million, or 23.5%, to $32.4 million in 2001 primarily due to the increase in savings and demand deposit accounts, which generate the majority of these fees. The average balance of these accounts increased 11.5% from 2000 to 2001. Also contributing to the increase were changes in fee structures and the Purchase Acquisitions, which accounted for $1.8 million of the increase.

     Other service charges and fees increased $1.4 million, or 8.9%, to $17.1 million in 2001, following an increase of $3.0 million, or 23.2%, in 2000. The Corporation continued to realize steady increases in merchant fees ($654,000, or 22.0%, increase in 2001 and $760,000, or 34.3%, increase in 2000), and debit card income ($630,000, or 18.4%, increase in 2001 and $678,000, or 24.7%, increase in 2000) over the past two years. Income from ATM fees has leveled off in recent years as consumer habits have changed in response to such fees.

     Mortgage banking income increased $8.0 million, or 211.5%, to $11.8 million in 2001. This increase was entirely due to mortgage sales gains as servicing income remained unchanged. The relatively low interest rate environment generated significant levels of refinance activity as borrowers sought lower fixed rate loans. To minimize interest rate risk, the Corporation sells all eligible fixed rate mortgage loans in the secondary market. Servicing income remained flat as a portion of the refinance activity came from the Corporation's existing serviced loan portfolio. In 2000, mortgage banking income decreased $1.3 million, or 24.9%, as rates were relatively higher compared to 1999 and refinance activity, therefore, decreased.

     Investment securities gains increased $3.9 million, or 45.3%, to $12.6 million in 2001 following an increase of $298,000, or 3.6%, in 2000. The Corporation maintains an equity investment portfolio consisting of common stocks of financial institutions, many of which are located in and around the Corporation's general geographic market area. This portfolio has traditionally been the source of investment securities gains. In 2001, gains from this portfolio totaled $9.5 million, a $674,000, or 7.6% increase over 2000. Additional investment security gains in 2001 resulted from the restructuring of Drovers' investment portfolio to be consistent with the Corporation's investment philosophy.

Other Expenses

     Noninterest expenses for 2001 increased $32.2 million, or 17.5%, to $216.7 million. This followed a 2000 increase of $8.7 million, or 4.9%, to $184.5 million. Excluding the impact of the Purchase Acquisitions and merger-related expenses, the 2001 increase was $14.5 million, or 8.0%. The Corporation's efficiency ratio, which is the ratio of noninterest expenses (excluding intangible amortization) to fully taxable equivalent revenues (excluding securities gains) increased slightly to 52.9% in 2001, as compared to 52.1% in 2000 and 52.5% in 1999.

     Salaries and employee benefits increased $13.7 million, or 13.3%, in 2001 to $116.9 million, as compared to a $5.5 million, or 5.6%, increase to $103.2 million in 2000. Excluding the impact of the Purchase Acquisitions, the 2001 increase was $8.9 million, or 8.7%. The salary expense component increased $5.9 million, or 7.1% due to normal merit increases and additions to staff to build infrastructure in key lines of business. Total average full-time equivalent employees were 2,761 in 2001 as compared to 2,649 in 2000 and 2,579 in 1999. Excluding the Purchase Acquisitions, employee benefits increased $2.7 million, or 18.1%, driven mainly by continued increases in health insurance costs, which grew by $2.1 million, or 34.4%.

     The smaller rate of increase in salaries and benefits expenses in 2000 resulted from salary increases of $5.8 million, or 6.9%, being offset by decreases in employee benefits expenses. This was realized primarily in retirement plan expenses, which decreased $93,000, or 1.4%, as the defined benefit plan was grandfathered and new employees were being enrolled in the profit sharing plan (see "Note J - Employee Benefit Plans" in the Notes to Consolidated Financial Statements).

     Net occupancy expense increased $1.6 million, or 10.6% to $17.1 million, following a 2000 increase of only $644,000, or 4.4%. Equipment expense increased $891,000, or 7.8%, in 2001 following an increase of $509,000, or 4.7%, in 2000.
In 2001, the Corporation completed construction of its new office space in Lancaster, Pennsylvania as well as a new operations center in New Jersey. These items contributed to the increase in occupancy expense in 2001. Equipment expense increased as the Corporation continued strategic investments in technology to improve efficiency and customer service.

     Data processing expense increased $550,000, or 4.9%, in 2001, compared to a decrease of $190,000, or 1.7%, in 2000. In 2000, the Corporation's contract with its third party loan and deposit processor was renegotiated, resulting in savings to the Corporation. As the Corporation grew during 2001 through the addition of new affiliates and branches, the resulting processing volume increases have generated moderate increases in data processing costs.

     Intangible amortization consists primarily of the amortization of purchase accounting goodwill and unidentifiable intangible assets related to branch acquisitions. In 2001, intangible amortization increased $2.9 million, or 160.3% due to the Purchase Acquisitions. It is expected that amortization expense will decrease by approximately $3.1 million in 2002 as the goodwill related to certain business combinations accounted for as purchases will no longer be amortized (see "Note A - Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements).

     Other noninterest expenses increased $5.4 million, or 13.1%, in 2001, to $46.7 million, following an increase of $1.7 million, or 4.2% in 2000. Excluding the impact of Purchase Acquisitions, the 2001 increase was $4.6 million, or 11.8%. The most significant increase was realized in state taxes ($1.7 million, or 55.3% increase) -- which consist mainly of Pennsylvania bank shares tax expense -- due to fewer tax credits on qualified contributions. The remaining increases of 7.2% in 2001 and 4.2% in 2000 supported the continued growth of the Corporation.

Income Taxes

     Income taxes increased $1.9 million, or 4.3%, in 2001 to $46.4 million, following an increase of $1.9 million, or 4.6%, in 2000. The effective tax rates were 29.0%, 29.4% and 28.9% in 2001, 2000 and 1999, respectively. In general, the variances from the 35% Federal statutory rate consisted of tax-exempt interest income and investments in low and moderate income housing partnerships, which qualify for Federal tax credits. Net credits of $3.6 million, $3.0 million and $2.9 million were recognized in 2001, 2000 and 1999, respectively. See also "Note I - Income Taxes" in the Notes to Consolidated Financial Statements.

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
AVERAGE CONSOLIDATED BALANCE SHEETS

                                                              December Monthly Averages
                                                         ------------------------------------
                                                            2001         2000         1999
                                                         ----------   ----------   ----------
                                                                    (in thousands)
ASSETS
------
Cash and due from banks ..............................   $  263,627   $  248,393   $  276,285
Other interest-earning assets ........................       15,682       23,288        3,663
Investment securities ................................    1,788,840    1,434,058    1,454,412
Loans, including loans held for sale .................    5,360,152    5,381,137    4,841,792
Less: Allowance for loan losses ......................      (72,207)     (65,846)     (63,297)
                                                         ----------   ----------   ----------
         Net Loans ...................................    5,288,945    5,315,291    4,778,495
                                                         ----------   ----------   ----------
Premises and equipment ...............................      126,491      115,921       95,762
Other assets .........................................      204,097      183,793      161,242
                                                         ----------   ----------   ----------
         Total Assets ................................   $7,686,682   $7,320,744   $6,769,859
                                                         ==========   ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
  Noninterest-bearing ................................   $1,016,111   $  881,370   $  786,036
  Interest-bearing ...................................    4,884,846    4,560,280    4,250,468
                                                         ----------   ----------   ----------
         Total Deposits ..............................    5,900,957    5,441,650    5,036,504
                                                         ----------   ----------   ----------
Short-term borrowings ................................      395,818      483,410      527,770
Long-term debt .......................................      467,593      561,573      429,036
Other liabilities ....................................      109,491      119,998      105,063
                                                         ----------   ----------   ----------
         Total Liabilities ...........................    6,873,859    6,606,631    6,098,373
                                                         ----------   ----------   ----------
         Total Shareholders' Equity ..................      812,823      714,113      671,486
                                                         ----------   ----------   ----------
         Total Liabilities and Shareholders' Equity...   $7,686,682   $7,320,744   $6,769,859
                                                         ==========   ==========   ==========

FINANCIAL CONDITION
-------------------

     The Corporation functions as a financial intermediary and its financial condition is analyzed in terms of its sources and uses of funds. The table above highlights the trends in the balance sheet over the past two years. Because annual averages may conceal trends and ending balances can be distorted by one-day fluctuations, the average balances for the month of December in 2001, 2000 and 1999 are provided to give a better indication of trends in the balance sheet. All references within the discussion that follows are to these December average balances unless specifically noted otherwise.

     The Corporation's balance sheet continued to grow in 2001, as assets increased $365.9 million, or 5.0%, to $7.7 billion, as compared to $7.3 billion in 2000. The growth during 2001 was influenced by the Branch Acquisition, which added approximately $300 million of deposits to the Corporation. However, these funds were used to pay down borrowings as well as to purchase new investments, so the entire $300 million did not contribute to asset growth. Total assets increased $550.9 million, or 8.1%, in 2000.

Loans

     Loans outstanding (net of unearned income) decreased $21.0 million, or 0.4%, in 2001. As noted in the "Net Interest Income" discussion, increases in commercial loans ($66.7 million, or 4.8%) and commercial mortgages ($92.1 million, or 5.9%) were offset by decreases in residential mortgage loans ($150.4 million, or 14.7%) and consumer loans ($38.4 million, or 2.8%). Residential mortgages decreased due to heavy refinance activity and consumer loans decreased due to less emphasis on indirect auto lending.

     In 2000, loans increased $539.3 million, or 11.1%, to reach a level of $5.4 billion. Excluding Skylands, loans increased $364.8 million, or 7.5%. Commercial loans and mortgages accounted for most of the growth. In 2000, commercial loans increased $193.5 million, or 16.3%, while commercial mortgage loans increased $240.8 million, or 18.4%. Residential mortgages also showed moderate growth of $54.4 million, or 5.6%, as interest rates were higher and refinance volumes were lower.

Investment Securities

     Total investment securities increased $354.8 million, or 24.7%, to reach a balance of $1.8 billion in 2001. The funds for this growth were provided by the deposits from the Branch Acquisition as well as internal deposit growth. Since net loan balances were essentially unchanged, excess funds were used to purchase investment securities, particularly mortgage-backed securities, which increased $456.6 million, or 55.2%.

     In 2000, investment securities decreased $20.4 million, or 1.4% ($77.9 million, or 5.4%, excluding the impact of Skylands), to $1.4 billion. In 2000, the Corporation experienced stronger net loan growth which limited the amount of funds available for investment securities.

     The Corporation classified virtually its entire investment portfolio (97%, or $1.7 billion) as available for sale at December 31, 2001 and, as such, these investments were recorded at their estimated fair values. The decrease in interest rates during 2001 resulted in total net unrealized gains of $15.0 million on non-equity investments at December 31, 2001, a shift of $20.1 million from $5.1 million in net unrealized losses at December 31, 2000.

     The Corporation also maintains an equity investment portfolio, consisting of FHLB and other government agency stock ($44.3 million), as well as stocks of other financial institutions ($61.3 million). This portfolio has historically been a source of capital appreciation and realized gains ($9.5 million in 2001, $8.6 million in 2000 and $8.3 million in 1999). Management periodically sells bank stocks when valuations and market conditions warrant such sales.

Premises and Equipment

     Premises and equipment increased $10.6 million, or 9.1%, in 2001 to $126.5 million, following a $20.2 million, or 21.1%, increase in 2000. The increases in both years were due to the construction of new office and operations facilities and continued investments in technology.

Cash and Due from Banks

     Cash and due from banks increased $15.2 million, or 6.1%, to $263.6 million in 2001, following a $27.9 million, or 10.1%, decrease in 2000. The 2001 increase resulted from growth in the Corporation's branch network. The 2000 decrease resulted from the Year 2000 contingency planning precautions whereby the Corporation maintained higher than normal balances of cash near the end of 1999.

Other Assets

     Other assets increased $20.3 million, or 11.0%, in 2001 to $204.1 million, following a $22.6 million, or 14.0%, increase in 2000. The net increase in 2001 resulted from goodwill and intangible assets recorded for Dearden Maguire ($16.0 million) and the Branch Acquisition ($31.6 million). These increases were offset by a $12.0 million decrease in the net deferred tax asset due to an increase in unrealized gains on investment securities and an $8.0 million decrease in accumulated cash surrender value as the Corporation reduced its position in certain insurance investments. The 2000 increase resulted from $17.5 million of goodwill recorded in connection with the Skylands acquisition.

     The Corporation continued to increase its participation in affordable housing and community development projects through investments in partnerships. An equity commitment of $2.8 million was made to one new project in 2001. The Corporation made its initial investment of this type during 1989 and is now involved in 45 projects, all located in the communities served by its subsidiary banks. The carrying value of these investments was approximately $33.3 million at December 31, 2001. With these investments, the Corporation not only improves the quantity and quality of available housing for low income individuals in support of its banks' Community Reinvestment Act compliance effort, but also becomes eligible for tax credits under Federal and, in some cases, state programs.

Deposits and Borrowings

     Deposits increased $459.3 million, or 8.4%, to $5.9 billion in 2001 ($179.4 million, or 3.3%, increase, excluding the impact of the Branch Acquisition). This compares to an increase of $405.1 million, or 8.0%, in 2000 ($172.3 million, or 3.4%, excluding Skylands). The trend over the past two years has been moderate internal growth in deposit funding, supplemented by acquisitions. The difference between the two years has been the mix of the growth.

     With respect to internal growth, during 2001, as interest rates continued to trend downward, time deposits decreased $141.3 million, or 5.3%. Funds from maturing certificates of deposit were moved to lower rate savings and demand deposits. Although customers were earning less with these deposit types, they were reluctant to lock into longer-term time deposits. Demand deposits increased $177.1 million, or 11.3%, particularly in non-interest bearing types which grew by $105.7 million, or 12.0%. Savings deposits increased $143.6 million, or 11.9%.

     In 2000, the increases were more evenly spread among the various deposit types. Demand deposits increased $63.1 million, or 4.4%, savings deposits increased $56.9 million, or 2.2% and time deposits grew $115.4 million, or 4.7%. During 2000, time deposits were still attractive to customers due to relatively higher interest rates.

     Short-term borrowings, which consist mainly of Federal funds purchased and customer repurchase agreements, decreased $87.6 million, or 18.1%, in 2001 to $395.8 million after decreasing $44.4 million, or 8.4%, in 2000. The decrease in 2001 resulted from the Branch Acquisition funds, which were used to reduce short-term borrowings and to purchase investment securities since net loans were unchanged. The 2000 decrease resulted from a change in borrowing mix from short-term borrowings to long-term debt as the Corporation managed its interest rate risk. Long-term debt, increased $132.5 million, or 30.9% during 2000, followed by a $94.0, or 16.7% decrease in 2001 as maturing FHLB advances were not replaced.

Shareholders' Equity

     Total shareholders' equity increased $80.3 million, or 11.0%, to $811.5 million at December 31, 2001. This compares to a $68.4 million, or 10.3%, increase in 2000. The growth in 2001 was the result of net income of $113.6 million, $16.9 million of stock issuances and an $11.8 million improvement in net unrealized gains on investment securities. These increases were offset by $54.0 million in cash dividends paid to shareholders. The growth in 2000 resulted from net income of $106.8 million and a $16.7 million increase in net unrealized gains on investment securities. These increases were offset by $46.9 million in cash dividends to shareholders. Although shareholders' equity also increased $31.9 million as a result of the Skylands acquisition in 2000, this was offset by $45.2 million in repurchases of stock during the period, the majority of which was reissued to consummate the merger.

     The Corporation accounted for the acquisition of Drovers under the pooling of interests method of accounting, which would normally preclude it from repurchasing its own stock for a period following the acquisition. In an effort to stabilize equity markets following the terrorist attacks on September 11, 2001, the U.S. Securities and Exchange Commission temporarily suspended the restrictions on treasury stock purchases. During the third and fourth quarters of 2001, the Corporation acquired 366,000 shares of its stock.

     During 2000, the Corporation repurchased shares of its stock under two separate plans approved by its Board of Directors. The first was an open market repurchase program for up to 1.1 million shares through the end of 2000. The second was an open market repurchase program of up to 2.2 million shares. The second plan was adopted to minimize the increase in the number of outstanding shares of the Corporation as a result of its acquisition of Skylands.

     Under the second plan, 2.1 million shares were repurchased during 2000 and all were reissued in connection with the Skylands acquisition. This plan was cancelled as of the August 1, 2000 acquisition date. Under the first plan, 450,000 shares were repurchased through the plan's termination date on December 27, 2000.

     On January 15, 2002, the Board of Directors approved a plan to repurchase up to 2.5 million shares of the Corporation's common stock through June 30, 2002. This amount equates to approximately 3% of the Corporation's total shares outstanding. Shares repurchased under this plan will be added to the corporate treasury and will be used for general corporate purposes.

     The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation's financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of December 31, 2001, the Corporation and each of its bank subsidiaries met the minimum capital requirements. In addition, the Corporation and each of its bank subsidiaries' capital ratios exceeded the amounts required to be considered "well-capitalized" as defined in the regulations.

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

Equity Market Price Risk

     Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation's equity investments consist of common stocks of publicly traded financial institutions (cost basis of approximately $61.3 million at December 31, 2001), U.S. Government and agency stock (cost basis of approximately $44.3 million) and money market mutual funds (cost basis of approximately $40.7 million). The Corporation's equity investments had a total estimated fair value of $151.3 million at December 31, 2001. The $5.0 million net unrealized gain was primarily attributable to the financial institutions stock.

     Although the carrying value of equity investments accounted for only 1.9% of the Corporation's total assets, the unrealized gains on the portfolio represent a potential source of revenue. The Corporation has a history of periodically realizing gains from this portfolio and, if values were to decline significantly, this revenue source could be lost.

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

Interest Rate Risk

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

     At December 31, 2001, liquid assets (defined as cash and due from banks, short-term investments, securities available for sale, and non-mortgage-backed securities held to maturity due in one year or less) totaled $2.1 billion, or 26.5%, of total assets. This compares to $1.7 billion, or 22.6%, of total assets at December 31, 2000.

     The loan portfolio provides an additional source of liquidity due to the Corporation's ability to participate in the secondary mortgage market. Sales of residential mortgages into the secondary market of $420.2 million and $152.7 million in 2001 and 2000, respectively, provided the necessary funding which allowed the Corporation to meet the needs of its customers for new mortgage financing.

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

     Each of the Corporation's subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. At December 31, 2001, the Corporation had $452.3 million in term advances from the FHLB with an additional $845 million of borrowing capacity (including both short-term funding on its lines of credit and long-term borrowings). This availability, along with Federal funds lines at various correspondent commercial banks, provides the Corporation with additional liquidity.

     The following table provides information about the Corporation's interest rate sensitive financial instruments. The table provides expected cash flows and weighted average rates for each significant interest rate sensitive financial instrument, by expected maturity period. None of the Corporation's financial instruments are classified as trading.

FULTON FINANCIAL CORPORATION
INTEREST RATE SENSITIVITY


(dollars in thousands)                                  Expected Maturity Period
                                ---------------------------------------------------------------------                Estimated
                                   2002         2003        2004       2005       2006       Beyond       Total      Fair Value
                                ----------   ----------   --------   --------   --------   ----------   ----------   ----------
Fixed rate loans (1)            $  983,779   $  680,302   $517,738   $327,690   $247,186   $  677,316   $3,434,011   $3,572,995
    Average rate (1)                  7.21%        7.84%      7.81%      7.87%      7.71%        7.21%        7.52%
Floating rate loans (2)            614,415      241,346    178,465    151,118    125,758      627,907    1,939,009    1,902,943
    Average rate                      6.09%        6.51%      6.69%      6.76%      6.01%        5.49%        6.05%

Fixed rate investments (3)         489,362      441,004    219,592    121,336     73,773      205,285    1,550,352    1,565,955
    Average rate                      5.98%        5.97%      5.95%      5.87%      6.04%        4.98%        5.78%
Floating rate investments (3)           --        1,000         --         --         --       19,706       20,706       20,991
    Average rate                        --         3.61%        --         --         --         5.18%        5.10%

Other interest-earning assets       25,342           --         --         --         --           --       25,342       25,342
    Average rate                      5.36%          --         --         --         --           --         5.36%
                                -----------------------------------------------------------------------------------------------
Total                           $2,112,898   $1,363,652   $915,795   $600,144   $446,717   $1,530,214   $6,969,420   $7,088,226
    Average rate                      6.58%        7.00%      7.15%      7.19%      6.96%        6.18%        6.70%
                                -----------------------------------------------------------------------------------------------

Fixed rate deposits (4)         $1,821,366   $  453,325   $167,770   $ 73,955   $ 53,109   $   21,565   $2,591,090   $2,635,783
    Average rate                      4.66%        4.77%      4.71%      5.77%      5.01%        5.22%        4.73%
Floating rate deposits (5)         804,739      166,784    166,784    166,784    166,784    1,923,839    3,395,714    3,395,714
    Average rate                      1.81%        0.63%      0.63%      0.63%      0.63%        0.42%        0.79%

Fixed rate borrowings (6)           11,273       39,003      1,018     84,103        253      306,155      441,805      448,836
    Average rate                      6.31%        5.37%      5.88%      6.29%      5.59%        5.38%        5.58%
Floating rate borrowings (7)       410,332           --      5,000         --         --           --      415,332      415,332
    Average rate                      1.83%          --       2.23%        --         --           --         1.83%
                                -----------------------------------------------------------------------------------------------
Total                           $3,047,710   $  659,112   $340,572   $324,842   $220,146   $2,251,559   $6,843,941   $6,895,665
    Average rate                      3.53%        3.76%      2.68%      3.27%      1.69%        1.14%        2.65%
                                -----------------------------------------------------------------------------------------------

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

     Static gap provides a measurement of repricing risk in the Corporation's balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation's assets and liabilities into predetermined repricing periods. The assets and liabilities in each of these periods are summed and compared for mismatches within that maturity segment. Core deposits having noncontractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans held and for mortgage-backed securities includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation's policy limits the cumulative 6-month gap to plus or minus 15% of total earning assets. The cumulative 6-month gap as of December 31, 2001 was 1.05. The following is a summary of the interest sensitivity gaps for three different time intervals as of December 31, 2001:

                                      0-90   91-180   181-365
                                      Days    Days     Days
                                      ----   ------   -------

GAP ...............................   1.16    0.70     1.07

CUMULATIVE GAP ....................   1.16    1.05     1.05

     Simulation of net interest income and of net income is performed for the next twelve-month period. A variety of interest rate scenarios is used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of earnings is used primarily to measure the Corporation's short-term earnings exposure to rate movements. The Corporation's policy limits the potential exposure of net interest income to 10% of the base case net interest income for every 100 basis point "shock" in interest rates. A "shock" is an immediate upward or downward movement of interest rates across the yield curve based upon changes in the prime rate. At December 31, 2001, the Corporation had a larger exposure to downward rate shocks, with net interest income at risk of loss over the next twelve months of 2%, 5% and 9% where interest rates are shocked downward by 100, 200 and 300 basis points, respectively.

     Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer term repricing risks and options in the Corporation's balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point "shock" movement in interest rates. As of December 31, 2001, downward shocks of 100, 200 and 300 basis points were estimated to have negative effects upon economic value of equity of 2%, 4% and 7%, respectively.

Common Stock
------------

     As of December 31, 2001, the Corporation had 82.6 million shares of $2.50 par value common stock outstanding held by 17,145 shareholders of record. The common stock of the Corporation is traded on the national market system of the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol FULT.

     The following table presents the quarterly high and low prices of the Corporation's common stock and per-share cash dividends declared for each of the quarterly periods in 2001 and 2000. Per-share amounts have been retroactively adjusted to reflect the effect of stock dividends.

                                   Price Range
                                 ---------------   Per-Share
                                  High     Low     Dividend
                                 ------   ------   ---------
2001
----
First Quarter.................   $21.96   $19.34    $0.152
Second Quarter................    22.44    18.27     0.170
Third Quarter.................    23.00    20.80     0.170
Fourth Quarter................    22.40    20.86     0.170

2000
----
First Quarter.................   $19.10   $14.46    $0.136
Second Quarter................    21.66    16.19     0.152
Third Quarter.................    20.89    18.10     0.152
Fourth Quarter................    22.74    18.51     0.152

Item 8. Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

FULTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)

                                                                                                December 31
                                                                                          -----------------------
                                                                                             2001         2000
                                                                                          ----------   ----------
Assets
-----------------------------------------------------------------------------------------------------------------
Cash and due from banks ...............................................................   $  356,539   $  282,586
Interest-bearing deposits with other banks ............................................        6,968        8,417
Mortgage loans held for sale ..........................................................       18,374        5,241
Investment securities:
     Held to maturity (estimated fair value- $50,492 in 2001 and $83,836 in 2000) .....       49,557       84,762
     Available for sale ...............................................................    1,687,787    1,370,133

Loans, net of unearned income .........................................................    5,373,020    5,374,659
     Less:  Allowance for loan losses .................................................      (71,872)     (65,640)
                                                                                          ----------   ----------
                         Net Loans ....................................................    5,301,148    5,309,019
                                                                                          ----------   ----------
Premises and equipment ................................................................      125,617      116,407
Accrued interest receivable ...........................................................       43,388       44,747
Intangible assets......................................................................       73,286       26,643
Other assets ..........................................................................      108,047      116,849
                                                                                          ----------   ----------
                         Total Assets .................................................   $7,770,711   $7,364,804
                                                                                          ==========   ==========

Liabilities
-----------------------------------------------------------------------------------------------------------------
Deposits:
     Noninterest-bearing ..............................................................   $1,094,158   $  915,308
     Interest-bearing .................................................................    4,892,646    4,587,395
                                                                                          ----------   ----------
                         Total Deposits ...............................................    5,986,804    5,502,703
                                                                                          ----------   ----------
Short-term borrowings:
     Securities sold under agreements to repurchase....................................      289,659      281,538
     Federal funds purchased...........................................................      105,000      160,100
     Demand notes of U.S. Treasury ....................................................        5,676        4,791
                                                                                          ----------   ----------
                         Total Short-Term Borrowings ..................................      400,335      446,429
                                                                                          ----------   ----------
Accrued interest payable ..............................................................       35,926       47,713
Other liabilities .....................................................................       71,890       69,785
Federal Home Loan Bank advances and long-term debt ....................................      456,802      559,503
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust....        7,500        7,500
                                                                                          ----------   ----------
                         Total Liabilities ............................................    6,959,257    6,633,633
                                                                                          ----------   ----------
Shareholders' Equity
-----------------------------------------------------------------------------------------------------------------
Common stock ($2.50 par)
     Shares:  Authorized 400 million
                  Issued  83.2  million;  Outstanding  82.6  million  in 2001  and 82.0
                   million in 2000.....................................................      207,962      198,612
Capital surplus .......................................................................      536,235      472,829
Retained earnings .....................................................................       65,649       76,615
Accumulated other comprehensive income.................................................       12,970        1,148
Less: Treasury stock (572,000 shares in 2001 and 1.1 million shares in 2000)...........      (11,362)     (18,033)
                                                                                          ----------   ----------
                         Total Shareholders' Equity ...................................      811,454      731,171
                                                                                          ----------   ----------
                         Total Liabilities and Shareholders' Equity ...................   $7,770,711   $7,364,804
                                                                                          ==========   ==========

--------------------------------------------------------------------------------

See notes to consolidated financial statements
----------------------------------------------

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)

                                                                       Year Ended December 31
                                                                   ------------------------------
                                                                     2001       2000      1999
                                                                   --------   --------   --------
Interest Income
-------------------------------------------------------------------------------------------------
Loans, including fees ..........................................   $424,025   $433,686   $378,705
Investment securities:
     Taxable ...................................................     77,701     68,629     71,028
     Tax-exempt ................................................      9,465     10,187      9,903
     Dividends .................................................      5,097      6,087      5,365
Other interest income ..........................................      1,890      1,038        297
                                                                   --------   --------   --------
                          Total Interest Income ................    518,178    519,627    465,298

Interest Expense
-------------------------------------------------------------------------------------------------
Deposits .......................................................    186,969    187,601    161,459
Short-term borrowings ..........................................     13,150     30,447     17,619
Long-term debt .................................................     27,843     25,826     20,050
                                                                   --------   --------   --------
                         Total Interest Expense ................    227,962    243,874    199,128
                                                                   --------   --------   --------

                         Net Interest Income ...................    290,216    275,753    266,170
Provision for Loan Losses ......................................     14,585     15,024      9,943
                                                                   --------   --------   --------
                         Net Interest Income After
                                Provision for Loan Losses ......    275,631    260,729    256,227
                                                                   --------   --------   --------

Other Income
-------------------------------------------------------------------------------------------------
Investment management and trust services .......................     27,138     20,609     17,508
Service charges on deposit accounts ............................     32,388     26,233     23,013
Other service charges and fees .................................     17,125     15,728     12,764
Mortgage banking income ........................................     11,782      3,782      5,035
Investment securities gains ....................................     12,561      8,646      8,348
                                                                   --------   --------   --------
                                                                    100,994     74,998     66,668

Other Expenses
-------------------------------------------------------------------------------------------------
Salaries and employee benefits .................................    116,907    103,209     97,702
Net occupancy expense ..........................................     17,074     15,440     14,796
Equipment expense ..............................................     12,345     11,454     10,945
Data processing ................................................     11,782     11,232     11,422
Merger-related expenses ........................................      7,105         --         --
Intangible amortization ........................................      4,786      1,839      1,297
Other ..........................................................     46,670     41,282     39,607
                                                                   --------   --------   --------
                                                                    216,669    184,456    175,769
                                                                   --------   --------   --------

                         Income Before Income Taxes ............    159,956    151,271    147,126
Income Taxes ...................................................     46,367     44,437     42,499
                                                                   --------   --------   --------

                         Net Income ............................   $113,589   $106,834   $104,627
                                                                   ========   ========   ========

-------------------------------------------------------------------------------------------------
Per-Share Data:
Net Income (Basic) .............................................   $   1.38   $   1.32   $   1.27
Net Income (Diluted) ...........................................       1.37       1.31       1.26
Cash Dividends .................................................      0.662      0.593      0.532
-------------------------------------------------------------------------------------------------

See notes to consolidated financial statements
----------------------------------------------

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                           Accumulated
                                                                                                            Other
                                                                                                           Comprehen-
                                                                         Common    Capital    Retained     sive Income
(Dollars in thousands, except per-share data)                            Stock     Surplus    Earnings       (Loss)
----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999...........................................   $172,182   $313,125   $ 149,038     $ 24,151
     Comprehensive Income:
          Net income.................................................                           104,627
          Other - unrealized loss on securities (net of $21.4 million
               tax benefit)..........................................                                        (39,681)

               Total comprehensive income............................

     Stock dividend issued - 10% (7.3 million shares)................     16,515    106,336    (122,925)
     Stock issued (371,000 shares, including 214,000 shares of
          treasury stock)............................................        338        (18)
     Acquisition of treasury stock (970,000 shares)..................
     Cash dividends - $0.532 per share...............................                           (42,783)
                                                                        --------------------------------------------

Balance at December 31, 1999.........................................    189,035    419,443      87,957      (15,530)
     Comprehensive Income:
          Net income.................................................                           106,834
          Other - unrealized gain on securities (net of $9.0 million
               tax expense)                                                                                   16,678

               Total comprehensive income............................

     Stock dividend issued - 5% (4.0 million shares).................      9,442     61,767     (71,287)
     Stock issued (380,000 shares, including 326,000 shares of
          treasury stock)............................................        135       (960)
     Stock issued for acquisition of Skylands
          Financial Corporation (2.2 million shares of treasury stock)               (7,421)
     Acquisition of treasury stock (2.5 million shares)..............
     Cash dividends - $0.593 per share...............................                           (46,889)
                                                                        --------------------------------------------

Balance at December 31, 2000.........................................    198,612    472,829      76,615        1,148
     Comprehensive Income:
          Net income.................................................                           113,589
          Other - unrealized gain on securities (net of $6.4 million
               tax expense)..........................................                                         11,822

               Total comprehensive income............................

     Stock dividend issued - 5% (3.6 million shares).................      9,103     61,377     (70,554)
     Stock issued (1.0 million shares, including 906,000
          shares of treasury stock)..................................        247      2,029
     Acquisition of treasury stock (366,000 shares)..................
     Cash dividends - $0.662 per share...............................                           (54,001)
                                                                        --------------------------------------------

Balance at December 31, 2001.........................................   $207,962   $536,235   $  65,649     $ 12,970
                                                                        ============================================

                                                                        Treasury
(Dollars in thousands, except per-share data)                             Stock      Total
-------------------------------------------------------------------------------------------

Balance at January 1, 1999...........................................   $ (4,426)  $654,070
     Comprehensive Income:
          Net income.................................................               104,627
          Other - unrealized loss on securities (net of $21.4 million
               tax benefit)..........................................               (39,681)
                                                                                   --------
               Total comprehensive income............................                64,946
                                                                                   --------
     Stock dividend issued - 10% (7.3 million shares)................                   (74)
     Stock issued (371,000 shares, including 214,000 shares of
          treasury stock)............................................      4,054      4,374
     Acquisition of treasury stock (970,000 shares)..................    (17,784)   (17,784)
     Cash dividends - $0.532 per share...............................               (42,783)
                                                                        -------------------

Balance at December 31, 1999.........................................    (18,156)   662,749
     Comprehensive Income:
          Net income.................................................               106,834
          Other - unrealized gain on securities (net of $9.0 million
               tax expense)                                                          16,678
                                                                                   --------
               Total comprehensive income............................               123,512
                                                                                   --------
     Stock dividend issued - 5% (4.0 million shares).................                   (78)
     Stock issued (380,000 shares, including 326,000 shares of
          treasury stock)............................................      6,003      5,178
     Stock issued for acquisition of Skylands
          Financial Corporation (2.2 million shares of treasury stock)    39,282     31,861
     Acquisition of treasury stock (2.5 million shares)..............    (45,162)   (45,162)
     Cash dividends - $0.593 per share...............................               (46,889)
                                                                        -------------------

Balance at December 31, 2000.........................................    (18,033)   731,171
     Comprehensive Income:
          Net income.................................................               113,589
          Other - unrealized gain on securities (net of $6.4 million
               tax expense)..........................................                11,822
                                                                                   --------
               Total comprehensive income............................               125,411
                                                                                   --------
     Stock dividend issued - 5% (3.6 million shares).................                   (74)
     Stock issued (1.0 million shares, including 906,000
          shares of treasury stock)..................................     14,593     16,869
     Acquisition of treasury stock (366,000 shares)..................     (7,922)    (7,922)
     Cash dividends - $0.662 per share...............................               (54,001)
                                                                        -------------------

Balance at December 31, 2001.........................................   $(11,362)  $811,454
                                                                        ===================

-------------------------------------------------------------------------------------------

See notes to consolidated financial statements
----------------------------------------------

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(In Thousands)

                                                                                 Year Ended December 31
                                                                         -----------------------------------
                                                                           2001         2000         1999
                                                                         ---------    ---------    ---------
Cash Flows from Operating Activities:
    Net income .......................................................   $ 113,589    $ 106,834    $ 104,627

    Adjustments to Reconcile Net Income to Net Cash Provided by
    Operating Activities:
      Provision for loan losses ......................................      14,585       15,024        9,943
      Depreciation and amortization of premises and equipment ........      12,990       11,574       11,178
      Net amortization of investment security premiums ...............         147          462        1,435
      Deferred income tax expense (benefit) ..........................       1,520       (2,638)       1,237
      Gain on sale of investment securities ..........................     (12,561)      (8,646)      (8,348)
      Gain on sale of mortgage loans .................................     (10,260)      (9,299)      (3,295)
      Proceeds from sale of mortgage loans ...........................     420,220      152,745      239,681
      Originations of mortgage loans held for sale ...................    (423,093)    (147,671)    (228,533)
      Amortization of intangible assets ..............................       4,786        1,839        1,297
      Decrease (increase) in accrued interest receivable .............       1,359       (8,300)       5,466
      (Increase) decrease in other assets ............................      (5,448)      (4,238)       4,364
      (Decrease) increase in accrued interest payable ................     (11,787)      10,446         (926)
      (Decrease) increase in other liabilities .......................      (1,640)       3,558         (837)
                                                                         ---------    ---------    ---------
           Total  adjustments ........................................      (9,182)      14,856       32,662
                                                                         ---------    ---------    ---------
               Net cash provided by operating activities .............     104,407      121,690      137,289
                                                                         ---------    ---------    ---------

Cash Flows from Investing Activities:
      Proceeds from sales of securities available for sale ...........     206,688       85,256       52,653
      Proceeds from maturities of securities held to maturity ........      42,342       46,542      105,538
      Proceeds from maturities of securities available for sale ......     478,310      163,842      297,949
      Purchase of securities held to maturity ........................      (7,200)      (3,001)      (1,500)
      Purchase of securities available for sale ......................    (970,779)    (222,071)    (413,169)
      Decrease (increase) in short-term investments ..................       1,449       (5,544)         876
      Net increase in loans ..........................................      (6,714)    (335,854)    (472,737)
      Cash acquired from Skylands Financial Corporation ..............          --       11,632           --
      Net cash paid for Dearden Maguire ..............................     (16,224)          --           --
      Net cash paid for Branch Acquisition ...........................     (28,820)          --           --
      Purchase of premises and equipment, net ........................     (22,200)     (28,198)     (15,568)
                                                                         ---------    ---------    ---------
               Net cash used in investing activities .................    (323,148)    (287,396)    (445,958)
                                                                         ---------    ---------    ---------

Cash Flows from Financing Activities:
      Net increase (decrease) in demand and savings deposits .........     516,439      129,061      (31,325)
      Net (decrease) increase in time deposits .......................     (32,337)     106,191       33,913
      Addition to long-term debt .....................................          --      242,000       90,238
      Repayment of long-term debt ....................................    (102,701)    (135,571)     (10,860)
      (Decrease) increase in short-term borrowings ...................     (46,094)     (73,755)     276,415
      Dividends paid .................................................     (51,486)     (45,741)     (41,856)
      Net proceeds from issuance of common stock .....................      16,795        5,100        4,300
      Acquisition of treasury stock ..................................      (7,922)     (45,162)     (17,784)
                                                                         ---------    ---------    ---------
               Net cash provided by financing activities .............     292,694      182,123      303,041
                                                                         ---------    ---------    ---------

      Net Increase (Decrease) in Cash and Due From Banks .............      73,953       16,417       (5,628)
      Cash and Due From Banks at Beginning of Year ...................     282,586      266,169      271,797
                                                                         ---------    ---------    ---------

      Cash and Due From Banks at End of Year .........................   $ 356,539    $ 282,586    $ 266,169
                                                                         =========    =========    =========

      Cash paid during the year for:
           Interest ..................................................   $ 239,749    $ 233,427    $ 200,054
           Income taxes ..............................................      46,633       40,624       32,916

------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements
----------------------------------------------

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

     Business: Fulton Financial Corporation (Parent Company) is a multi-bank financial holding company which provides a full range of banking and financial services to businesses and consumers through its wholly-owned banking subsidiaries: Fulton Bank, Lebanon Valley Farmers Bank, Swineford National Bank, Lafayette Ambassador Bank, FNB Bank, N.A., Hagerstown Trust, Delaware National Bank, The Bank (formerly The Bank of Gloucester County), Woodstown National Bank, The Peoples Bank of Elkton and Skylands Community Bank; as well as its financial services subsidiaries: Fulton Financial Advisors, N.A., Dearden, Maguire, Weaver and Barrett, LLC and Fulton Insurance Services Group, Inc. In addition, the Parent Company owns six other non-banking subsidiaries: Fulton Financial Realty Company, Fulton Life Insurance Company, Pennbanks Insurance Company, Central Pennsylvania Financial Corp., FFC Management, Inc. and Drovers Capital Trust I. Collectively, the Parent Company and its subsidiaries are referred to as the Corporation.

     The Corporation's primary source of revenue is interest income on loans and investment securities and fee income on its products and services. Its expenses consist of interest expense on deposits and borrowed funds, provision for loan losses and other operating expenses. The Corporation's primary competition is other financial services providers operating in its region. Competitors also include financial services providers located outside the Corporation's geographical market as electronic delivery systems have become more prominent. The Corporation is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by such regulatory authorities.

     The Corporation offers, through its banking subsidiaries, a full range of retail and commercial banking services throughout central and eastern Pennsylvania, western and northern Maryland, Delaware and western New Jersey. Approximately half of the Corporation's business is conducted in the south central Pennsylvania region. Industry diversity is the key to the economic well-being of this region and the Corporation is not dependent upon any single customer or industry.

     Basis of Financial Statement Presentation: The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and include the accounts of the Parent Company and all wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates.

     Investments: Debt securities are classified as held to maturity at the time of purchase when the Corporation has both the intent and ability to hold these investments until they mature. Such debt securities are carried at cost, adjusted for amortization of premiums and accretion of discounts using the effective yield method. The Corporation does not engage in trading activities, however, since the investment portfolio serves as a source of liquidity, most debt securities and all marketable equity securities are classified as available for sale. Securities available for sale are carried at estimated fair value with the related unrealized holding gains and losses reported in shareholders' equity as a component of other comprehensive income, net of tax. Realized security gains and losses are computed using the specific identification method and are recorded on a trade date basis.

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

     Mortgage Servicing Rights: The estimated fair value of mortgage servicing rights (MSR's) related to loans sold is recorded as an asset upon the sale of such loans. MSR's are amortized as a reduction to servicing income over the estimated lives of the underlying loans. In addition, MSR's are periodically tested for impairment and, if necessary, additional write-offs are recorded. During 2001, the Corporation recorded MSR's of approximately $3.6 million. At December 31, 2001, the Corporation had $3.2 million of unamortized MSR's.

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

     Impaired loans, as defined by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (Statement 114), are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or fair value of the collateral if the loan is collateral dependent. A loan is considered to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement.

     Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization is generally computed using the straight-line method over the estimated useful lives of the related assets, which are a maximum of 50 years for buildings and improvements and eight years for furniture and equipment. Interest costs incurred during the construction of major bank premises are capitalized. During 2001 and 2000, the Corporation capitalized approximately $390,000 and $780,000, respectively, in interest expense related to the construction of new office space at its headquarters location.

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

                                                       2001      2000      1999
                                                      ------    ------    ------
                                                             (in thousands)
Weighted average shares outstanding (basic) ......    82,597    81,213    82,296
Impact of common stock equivalents ...............       554       485       497
                                                      ------    ------    ------
Weighted average shares outstanding (diluted) ....    83,151    81,698    82,793
                                                      ======    ======    ======

     Comprehensive Income: The following table summarizes the reclassification adjustment for realized security gains (net of taxes) for each of the indicated periods:

                                                                    2001      2000       1999
                                                                   -------   -------   --------
                                                                        (in thousands)
Unrealized holding gains (losses) arising during period ........   $19,987   $22,298   $(34,255)
Reclassification adjustment for gains included in net income ...     8,165     5,620      5,426
                                                                   -------   -------   --------

Net unrealized gains (losses) on securities ....................   $11,822   $16,678   $(39,681)
                                                                   =======   =======   ========

     Disclosures about Segments of an Enterprise and Related Information: The Corporation does not have any operating segments which require disclosure of additional information. While the Corporation owns eleven separate banks, each engages in similar activities, provides similar products and services, and operates in the same general geographical area. The Corporation's non-banking activities are immaterial and, therefore, separate information has not been disclosed.

     Business Combinations and Intangible Assets - In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards Nos. 141, "Business Combinations" (Statement 141) and 142 "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations and eliminated the use of pooling of interests for transactions initiated subsequent to June 30, 2001. Statement 142 eliminated the amortization to expense of goodwill recorded as a result of such combinations, but requires periodic evaluation of the goodwill for impairment. Write-downs of the balance, if necessary, are to be charged to results of operations. Goodwill existing prior to the issuance of the statement was required to be amortized through December 31, 2001.

     The Corporation evaluated its recorded goodwill under Statement 142 as of January 1, 2002 and concluded that there was no impairment at that date. As a result, no additional write-off during 2002 is expected. In addition, as a result of eliminating amortization of goodwill in 2002, the Corporation expects to realize a pre-tax benefit of $3.1 million. The Corporation will also recognize income of $848,000 from the reversal of negative goodwill balances as of January 1, 2002. During 2001, the Corporation recognized $3.1 million in amortization expense related to goodwill which will no longer be amortized in 2002.

     Accounting for the Impairment or Disposal of Long-Lived Assets - In August, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement
144). Statement 144 supersedes Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain other related accounting standards. In general, Statement 144 established a single accounting model for a segment of a business to be accounted for as a discontinued operation and resolved significant implementation issues related to Statement 121. Statement 144 was effective for years beginning after December 15, 2001. The Corporation adopted Statement 144 on January 1, 2002 and there was no material impact on its balance sheet, comprehensive income or net income.

     Accounting for Derivative Instruments and Hedging Activities: In June, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). This statement expanded the previous definition of derivatives to include certain additional transactions. Entities are required to record derivatives at their fair values and recognize any changes in fair value in current period earnings, unless specific hedge criteria are met. Statement 133, as amended by Statement 138, was effective for years beginning after June 15, 2000. The Corporation adopted Statement 133 on January 1, 2001 and there was no material impact on its balance sheet, comprehensive income or net income.

     Reclassifications and Restatements: Certain amounts in the 2000 and 1999 consolidated financial statements and notes have been reclassified to conform to the 2001 presentation. All information has been restated for the July, 2001 merger with Drovers Bancshares Corporation, which was accounted for as a pooling of interests. All share and per-share data have been restated to reflect the impact of the 5% stock dividend paid on May 25, 2001.

NOTE B - RESTRICTIONS ON CASH AND DUE FROM BANKS
--------------------------------------------------------------------------------

     The Corporation's subsidiary banks are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against their deposit liabilities. The average amount of such reserves during 2001 and 2000 was approximately $56.0 million and $58.4 million, respectively.

NOTE C - INVESTMENT SECURITIES
--------------------------------------------------------------------------------

     The following tables summarize the amortized cost and estimated fair values of investment securities as of December 31 (in thousands):

                                                     Gross        Gross      Estimated
                                      Amortized    Unrealized   Unrealized     Fair
2001 Held to Maturity                   Cost         Gains        Losses       Value
-----------------------------------   ----------   ----------   ----------   ----------
U.S. Government and
     agency securities ............   $    8,170    $   147      $    --     $    8,317
State and municipal securities ....        9,840        163           --         10,003
Debt securities issued
     by foreign governments .......          150         --           --            150
Corporate debt securities .........           15         --           --             15
Mortgage-backed securities ........       31,382        628           (3)        32,007
                                      ----------    -------      -------     ----------

                                      $   49,557    $   938      $    (3)    $   50,492
                                      ==========    =======      =======     ==========

2001 Available for Sale
-----------------------------------

Equity securities .................   $  146,349    $ 8,751      $(3,767)    $  151,333
U.S. Government and
     agency securities ............       97,285      2,397           --         99,682
State and municipal securities ....      214,843      3,511         (173)       218,181
Debt securities issued
     by foreign governments .......           50         --           --             50
Corporate debt securities .........          250         --           --            250
Mortgage-backed securities ........    1,209,073     11,564       (2,346)     1,218,291
                                      ----------    -------      -------     ----------

                                      $1,667,850    $26,223      $(6,286)    $1,687,787
                                      ==========    =======      =======     ==========
2000 Held to Maturity
-----------------------------------

U.S. Government and
     agency securities ............   $    8,992    $    88      $(1,219)    $    7,861
State and municipal securities ....       12,971        152          (28)        13,095
Debt securities issued
     by foreign governments .......          205          4           --            209
Corporate debt securities .........          515          4           --            519
Mortgage-backed securities ........       62,079        289         (216)        62,152
                                      ----------    -------      -------     ----------

                                      $   84,762    $   537      $(1,463)    $   83,836
                                      ==========    =======      =======     ==========

2000 Available for Sale
-----------------------------------
Equity securities..................   $  124,559    $10,759     $ (3,923)    $  131,395
U.S. Government and
     agency securities.............      212,142        622         (216)       212,548
State and municipal securities           212,480      1,196       (1,503)       212,173
Debt securities issued
     By foreign governments........          250         --           --            250
Corporate debt securities..........       19,028         --         (918)        18,110
Mortgage-backed securities.........      799,923      3,232       (7,498)       795,657
                                      ----------    -------     --------     ----------
                                      $1,368,382    $15,809     $(14,058)    $1,370,133
                                      ==========    =======     ========     ==========

     The amortized cost and estimated fair value of debt securities at December 31, 2001 by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                        Held to Maturity        Available for Sale
                                     ----------------------   -----------------------
                                     Amortized   Estimated     Amortized    Estimated
                                       Cost      Fair Value       Cost     Fair Value
                                     ---------   ----------   ----------   ----------
                                                      (in thousands)
Due in one year or less...........    $ 8,548     $ 8,604     $   35,541   $   36,159
Due from one year to five years...      7,478       7,605        225,324      229,600
Due from five years to ten years..      1,809       1,880         22,571       22,734
Due after ten years...............        340         396         28,992       29,670
                                      -------     -------     ----------   ----------
                                       18,175      18,485        312,428      318,163
Mortgage-backed securities........     31,382      32,007      1,209,073    1,218,291
                                      -------     -------     ----------   ----------

                                      $49,557     $50,492     $1,521,501   $1,536,454
                                      =======     =======     ==========   ==========

     Pre-tax gains totaling $9.6 million, $8.8 million and $7.9 million were realized on the sale of equity securities during 2001, 2000 and 1999, respectively. Pre-tax gains totaling $3.0 million and $393,000 were realized on the sale of available for sale debt securities during 2001 and 1999, respectively. Pre-tax losses of $220,000 were realized on the sale of available for sale debt securities during 2000.

     Securities carried at $956.5 million and $828.0 million at December 31, 2001 and 2000, respectively, were pledged as collateral to secure public and trust deposits and for other purposes.

NOTE D - LOANS AND ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------

     Gross loans are summarized as follows as of December 31:

                                                          2001           2000
                                                      ----------      ----------
                                                            (in thousands)
Commercial, financial and agricultural .........      $1,495,380      $1,386,172
Real estate-construction .......................         267,627         247,382
Real estate-mortgage:
   First and second-residential ................       1,468,799       1,569,637
   Commercial ..................................       1,428,066       1,359,714
Consumer .......................................         626,985         738,797
Leasing and other ..............................          86,163          72,957
                                                      ----------      ----------
                                                      $5,373,020      $5,374,659
                                                      ==========      ==========

Changes in the allowance for loan losses were as follows for the years ended December 31:

                                                 2001       2000       1999
                                               --------   --------   --------
                                                       (in thousands)
Balance at January 1........................   $ 65,640   $ 61,538   $ 61,327

Loans charged off...........................    (14,275)   (18,357)   (14,672)
Recoveries of loans previously charged off..      3,837      4,802      4,940
                                               --------   --------   --------
     Net loans charged off..................    (10,438)   (13,555)    (9,732)
                                               --------   --------   --------

Provision for loan losses...................     11,885     15,024      9,943
Provision for loan losses, merger-related         2,700         --         --
                                               --------   --------   --------
     Total provision for loan losses........     14,585     15,024      9,943
                                               --------   --------   --------

Allowance purchased.........................      2,085      2,633         --
                                               --------   --------   --------

Balance at December 31......................   $ 71,872   $ 65,640   $ 61,538
                                               ========   ========   ========

     Nonaccrual loans aggregated approximately $22.8 million at December 31, 2001, $21.8 million at December 31, 2000 and $24.0 million at December 31, 1999. Interest of approximately $1.9 million, $1.8 million and $1.9 million was not recognized as interest income due to the nonaccrual status of loans during 2001, 2000 and 1999, respectively.

     The recorded investment in loans that were considered to be impaired as defined by Statement 114 was $24.4 million and $25.6 million at December 31, 2001 and 2000, respectively. At December 31, 2001, $8.7 million of impaired loans were included in nonaccrual loans and at December 31, 2000, $15.0 million of impaired loans were included in nonaccrual loans. At December 31, 2001 and 2000, impaired loans had related allowances for loan losses of $1.8 million and $4.0 million, respectively. The average recorded investment in impaired loans during the years ended December 31, 2001, 2000 and 1999 was approximately $21.1 million, $21.0 million, and $13.7 million, respectively.

     The Corporation applies all payments received on nonaccruing impaired loans to principal until such time as the principal is paid off, after which time any additional payments received are recognized as interest income. Payments received on accruing impaired loans are applied to principal and interest according to the original terms of the loan. The Corporation recognized interest income of approximately $980,000, $934,000 and $1.7 million on impaired loans in 2001, 2000, and 1999, respectively.

     The Corporation has extended credit to the officers and directors of the Corporation and to their associates. Related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans, including unadvanced commitments, was $136.3 million and $149.7 million at December 31, 2001 and 2000, respectively. During 2001, $36.0 million of new advances were made and repayments totaled $49.4 million.

     The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties at December 31, 2001 and 2000 was $871.6 million and $699.6 million, respectively.

NOTE E - PREMISES AND EQUIPMENT
--------------------------------------------------------------------------------

     The following is a summary of premises and equipment as of December 31:

                                                        2001          2000
                                                     ---------     ---------
                                                          (in thousands)
Premises and leasehold improvements ..............   $ 146,916     $ 116,801
Furniture and equipment ..........................      83,781        77,731
Construction in progress .........................       4,313        26,450
                                                     ---------     ---------
                                                       235,010       220,982
Less: Accumulated depreciation and amortization       (109,393)     (104,575)
                                                     ---------     ---------
                                                     $ 125,617     $ 116,407
                                                     =========     =========

NOTE F - FEDERAL HOME LOAN BANK ADVANCES AND LONG-TERM DEBT
--------------------------------------------------------------------------------

     Federal Home Loan Bank Advances and long-term debt included the following as of December 31:

                                                       2001          2000
                                                     --------      --------
                                                          (in thousands)
Federal Home Loan Bank Advances ..................   $452,316      $554,573
Other long-term debt .............................      4,486         4,931
                                                     --------      --------
                                                     $456,802      $559,504
                                                     ========      ========

     The Corporation had a series of collateralized Federal Home Loan Bank advances totaling $452.3 million at December 31, 2001 and $554.6 million at December 31, 2000. These advances mature through January, 2027, and carry a weighted average interest rate of 5.47%. As of December 31, 2001 the Corporation had an additional borrowing capacity of approximately $845 million with the Federal Home Loan Bank. Advances from the Federal Home Loan Bank are secured by qualifying residential mortgages, investments and other assets. The following table summarizes the scheduled maturity periods of Federal Home Loan Bank advances as of December 31, 2001:

                                      Amount
 Year                                Maturing
------------------------------       --------
                          (in thousands)
2002 .........................       $ 83,000
2003 .........................        167,900
2004 .........................         25,000
2005 .........................         29,116
2006 .........................             --
Thereafter ...................        147,300
                                     --------
                                     $452,316
                                     ========

NOTE G - CAPITAL SECURITIES OF SUBSIDIARY TRUST
--------------------------------------------------------------------------------

     The Parent Company owns all of the common stock of Drovers Capital Trust I (Trust), a Delaware business trust. The Trust has issued $7.5 million of 9.25% preferred securities to investors in conjunction with the Parent Company issuing $7.7 million of junior subordinated deferrable interest debentures to the Trust. The debentures are the sole asset of the Trust. The terms of the junior subordinated deferrable interest debentures are the same as the terms on the preferred securities. The Parent Company's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Parent Company of the Trust's obligations under the preferred securities. The preferred securities are redeemable on or after September 30, 2004, or earlier if the deduction of related interest for Federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures on September 30, 2027.

NOTE H - REGULATORY MATTERS
--------------------------------------------------------------------------------

Dividend and Loan Limitations

     The dividends that may be paid by subsidiary banks to the Parent Company are subject to certain legal and regulatory limitations. Under such limitations, the total amount available for payment of dividends by subsidiary banks was approximately $142 million at December 31, 2001.

     Under current Federal Reserve regulations, the subsidiary banks are limited in the amount they may loan to their affiliates, including the Parent Company. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of each bank subsidiary's capital and surplus. At December 31, 2001, the maximum amount available for transfer from the subsidiary banks to the Parent Company in the form of loans and dividends was approximately $197 million.

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

     Quantitative measures established by regulation to ensure capital adequacy require the subsidiary banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (as defined in the regulations). Management believes, as of December 31, 2001, that all of its bank subsidiaries meet the capital adequacy requirements to which they are subject.

     As of December 31, 2001 and 2000, the Corporation's three significant subsidiaries -- Fulton Bank, Lebanon Valley Farmers Bank and Lafayette Ambassador Bank -- were well capitalized under the regulatory framework for prompt corrective action based on their capital ratio calculations. To be categorized as well capitalized, these banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2001 that management believes have changed the institutions' categories.

     The following tables present the total risk-based, Tier I risk-based and Tier I leverage requirements for the Corporation and its significant subsidiaries.

                                                                 As of December 31, 2001
                                            ---------------------------------------------------------------
                                                                                             To Be Well
                                                                                         Capitalized Under
                                                                       For Capital       Prompt Corrective
                                                    Actual         Adequacy Purposes     Action Provisions
                                            ------------------     ------------------    --------     -----
                                             Amount      Ratio      Amount      Ratio     Amount      Ratio
                                            --------     -----     --------     -----    --------     -----
                                                                  (Dollars in thousands)
Total Capital (to Risk Weighted Assets):
     Corporation ........................   $800,952     13.5%     $475,707      8.0%    $594,634     10.0%
     Fulton Bank ........................    321,911     11.2       229,420      8.0      286,775     10.0
     Lebanon Valley Farmers Bank ........     67,806     14.0        38,714      8.0       48,392     10.0
     Lafayette Ambassador Bank ..........     80,208     11.9        54,137      8.0       67,671     10.0

Tier I Capital (to Risk Weighted Assets):
     Corporation ........................   $729,064     12.3%     $237,854      4.0%    $356,781      6.0%
     Fulton Bank ........................    288,758     10.1       114,710      4.0      172,065      6.0
     Lebanon Valley Farmers Bank ........     62,335     12.9        19,357      4.0       29,035      6.0
     Lafayette Ambassador Bank ..........     72,269     10.7        27,068      4.0       40,603      6.0

Tier I Capital (to Average Assets):
     Corporation ........................   $729,064      9.6%     $227,938      3.0%    $379,897      5.0%
     Fulton Bank ........................    288,758      8.5       101,659      3.0      169,432      5.0
     Lebanon Valley Farmers Bank ........     62,335      9.0        20,698      3.0       34,497      5.0
     Lafayette Ambassador Bank ..........     72,269      7.7        28,163      3.0       46,938      5.0

                                                                 As of December 31, 2000
                                            ---------------------------------------------------------------
                                                                                             To Be Well
                                                                                         Capitalized Under
                                                                       For Capital       Prompt Corrective
                                                    Actual         Adequacy Purposes     Action Provisions
                                            ------------------     ------------------    --------     -----
                                             Amount      Ratio      Amount      Ratio     Amount      Ratio
                                            --------     -----     --------     -----    --------     -----
                                                                  (Dollars in thousands)
Total Capital (to Risk Weighted Assets):
     Corporation ........................   $773,583     14.0%     $440,634      8.0%    $550,793     10.0%
     Fulton Bank ........................    334,416     11.3       237,626      8.0      297,032     10.0
     Lebanon Valley Farmers Bank ........     73,401     14.0        41,855      8.0       52,319     10.0
     Lafayette Ambassador Bank ..........     79,404     12.3        51,836      8.0       64,796     10.0

Tier I Capital (to Risk Weighted Assets):
     Corporation ........................   $713,314     13.0%     $220,317      4.0%    $330,476      6.0%
     Fulton Bank ........................    310,677     10.5       118,813      4.0      178,219      6.0
     Lebanon Valley Farmers Bank ........     67,312     12.9        20,928      4.0       31,392      6.0
     Lafayette Ambassador Bank ..........     71,996     11.1        25,918      4.0       38,877      6.0

Tier I Capital (to Average Assets):
     Corporation ........................   $713,314      9.8%     $218,146      3.0%    $363,576      5.0%
        Fulton Bank .....................    310,677      8.6       108,302      3.0      180,503      5.0
     Lebanon Valley Farmers Bank ........     67,312      9.7        20,843      3.0       34,739      5.0
     Lafayette Ambassador Bank ..........     71,996      8.3        25,899      3.0       43,166      5.0

NOTE I - INCOME TAXES
--------------------------------------------------------------------------------

     The components of the provision for income taxes are as follows:

                                               Year ended December 31
                                            ----------------------------
                                              2001      2000       1999
                                            -------   --------   -------
Current tax expense:
     Federal ............................   $44,625   $ 46,765   $41,132
     State ..............................       222        310       130
                                            -------   --------   -------
                                             44,847     47,075    41,262
Deferred tax expense (benefit)...........     1,520     (2,638)    1,237
                                            -------   --------   -------

                                            $46,367   $ 44,437   $42,499
                                            =======   ========   =======

     The differences between the effective income tax rate and the Federal statutory income tax rate are as follows:

                                                Year ended December 31
                                                ----------------------
                                                2001     2000     1999
                                                ----     ----     ----
Statutory tax rate ..........................   35.0%    35.0%    35.0%
Effect of tax-exempt income .................   (3.4)    (3.6)    (3.5)
Effect of low income housing investments.....   (2.6)    (2.5)    (2.7)
Other, net ..................................     --      0.5      0.1
                                                ----     ----     ----
Effective income tax rate ...................   29.0%    29.4%    28.9%
                                                ====     ====     ====

     The net deferred tax asset recorded by the Corporation is included in other assets and consists of the following tax effects of temporary differences at December 31:

                                                                     2001      2000
                                                                   -------   -------
                                                                    (in thousands)
Deferred tax assets:
     Allowance for loan losses ..................................  $25,156   $22,859
     Deferred compensation ......................................    3,853     2,449
     Investments in low income housing ..........................    3,425     1,868
     Post-retirement benefits ...................................    3,220     3,224
     Other accrued expenses .....................................    1,573       894
     Alternative minimum tax credit carryforward ................      675       765
     Other ......................................................    1,953     2,729
                                                                   -------   -------
          Total gross deferred tax assets .......................   39,855    34,788

Deferred tax liabilities:
     Direct leasing .............................................    8,962     8,440
     Unrealized holding gains on securities available for sale...    6,981     1,192
     Mortgage servicing rights ..................................    1,145        34
     Fixed asset depreciation ...................................      414       673
     Other ......................................................      426       446
                                                                   -------   -------
          Total gross deferred tax liabilities ..................   17,928    10,785

          Net deferred tax asset ................................  $21,927   $24,003
                                                                   =======   =======

     As of December 31, 2001 and 2000, the Corporation had not established any valuation allowance against deferred tax assets since these tax benefits are realizable either through carryback availability against prior years' taxable income or the reversal of existing deferred tax liabilities.

NOTE J - EMPLOYEE BENEFIT PLANS
--------------------------------------------------------------------------------

     Substantially all eligible employees of the Corporation are covered by one of the following plans or combination of plans:

     Profit Sharing Plan - A noncontributory defined contribution plan where employer contributions are based on a formula providing for an amount not to exceed 15% of each eligible employee's annual salary (10% for employees hired subsequent to January 1, 1996). Participants are 100% vested in balances after five years of eligible service. In addition, the profit sharing plan includes a 401(k) feature which allows employees to defer a portion of their pre-tax salary on an annual basis, with no employer match. Contributions under this feature are 100% vested.

     Defined Benefit Pension Plan and 401(k) Plan - The Corporation maintains two defined benefit plans, the Fulton Financial Affiliates' Defined Benefit Pension Plan (Fulton Pension Plan) and the Drovers & Mechanics Pension Plan. Contributions to the defined benefit plans are actuarially determined and funded annually. Plan assets are invested in certificates of deposit, corporate bonds, U.S. Treasury securities, money market funds, common stocks and common stock mutual funds. The Fulton Pension Plan was closed to new participants effective January 1, 1999. Employees participating in the plans as of that date continue to accrue benefits according to the terms of the plan.

     Employees covered under the defined benefit plans are also eligible to participate in the Fulton Financial Affiliates 401(k) Savings Plan (Fulton Plan) or the Drovers Salary Deferral Plan (Drovers Plan). The Fulton Plan allows employees to defer up to 15% of their pre-tax salary on an annual basis. At its discretion, the Corporation may also make a matching contribution up to 3%. The Drovers Plan allows employees to defer up to 20% of their pre-tax salary on an annual basis. The Corporation makes a matching contribution up to 3%.

     The following summarizes the Corporation's expense under the above plans for the years ended December 31:

                                                     2001     2000     1999
                                                    ------   ------   ------
                                                         (in thousands)
Profit-sharing plan .............................   $5,050   $5,203   $4,920
Defined benefit plan ............................      989    1,287    1,585
401(k) plan .....................................      597      682      676
                                                    ------   ------   ------
                                                    $6,636   $7,172   $7,181
                                                    ======   ======   ======

Defined Benefit Pension Plan

     The net periodic pension cost for the Corporation's defined benefit plans, as determined by consulting actuaries, consisted of the following components for the years ended December 31:

                                                    2001       2000       1999
                                                  -------    -------    -------
                                                          (in thousands)
Service cost - benefits earned during period ..   $ 1,873    $ 1,845    $ 1,923
Interest cost on projected benefit obligation..     2,472      2,282      1,992
Actual return on assets .......................     3,103     (4,655)    (3,863)
Net amortization and deferral .................    (6,459)     1,815      1,533
                                                  -------    -------    -------
Net periodic pension cost .....................   $   989    $ 1,287    $ 1,585
                                                  =======    =======    =======

     The valuation date of the defined benefit plans is September 30. The following table summarizes the changes in the projected benefit obligation (PBO) and fair value of plan assets for the indicated periods:

                                                      Oct. 1, 2000     Oct. 1, 1999
                                                        Through          Through
                                                     Sept. 30, 2001   Sept. 30, 2000
                                                     -------------------------------
                                                             (in thousands)
Projected benefit obligation, beginning ..........       $33,671          $31,067

Service cost .....................................         1,873            1,845
Interest cost ....................................         2,472            2,282
Distributions ....................................        (1,861)          (1,237)
Change due to change in assumptions ..............         1,378               --
Experience loss at September 30 ..................          (326)            (286)
                                                         -------          -------

Projected benefit obligation, ending .............       $37,207          $33,671
                                                         =======          =======

Fair value of plan assets, beginning .............       $39,624          $35,062

Employer contributions ...........................           773            1,144
Actual return on assets ..........................        (3,103)           4,655
Distributions ....................................        (1,861)          (1,237)
                                                         -------          -------

Fair value of plan assets, ending ................       $35,433          $39,624
                                                         =======          =======

     The funded status of the plans and the amounts included in other liabilities as of December 31 follows:

                                                             2001        2000
                                                           --------    --------
                                                               (in thousands)
Projected benefit obligation ...........................   $(37,207)   $(33,671)
Fair value of plan assets ..............................     35,433      39,624
                                                           --------    --------
     Funded status .....................................     (1,774)      5,953

Unrecognized net transition asset ......................        (81)         (6)
Unrecognized prior service cost ........................         25          32
Unrecognized net loss (gain) ...........................      1,379      (6,214)
                                                           --------    --------
Pension liability recognized in the
     consolidated balance sheets .......................   $   (451)   $   (235)
                                                           ========    ========

     The following rates were used to calculate net periodic pension cost and present value of benefit obligations:

                                                           2001    2000    1999
                                                           ----    ----    ----
Discount rate-projected benefit obligation .............   7.25%   7.50%   7.50%
Rate of increase in compensation level .................   5.00    5.00    5.00
Expected long-term rate of return on plan assets .......   8.00    8.00    8.00

Post-retirement Benefits

     The Corporation currently provides medical and life insurance benefits to retired full-time employees who were employees of the Corporation prior to January 1, 1998. Full-time employees may become eligible for these discretionary benefits if they reach normal retirement age while working for the Corporation. Benefits are based on a graduated scale for years of service after attaining the age of 40. The components of the expense for post-retirement benefits other than pensions are as follows:

                                                        2001     2000     1999
                                                        -----    -----    -----
                                                             (in thousands)
Service cost-benefits earned during the period ......   $ 240    $ 268    $ 250
Interest cost on accumulated benefit obligation .....     393      422      364
Actual return on plan assets ........................      (7)     (12)      (9)
Net amortization and deferral .......................    (375)    (304)    (289)
                                                        -----    -----    -----
Net nonpension post-retirement benefit cost .........   $ 251    $ 374    $ 316
                                                        =====    =====    =====

     The following table summarizes the changes in the projected benefit obligation and fair value of plan assets for the years ended December 31:

                                                                2001      2000
                                                               ------    ------
                                                                 (in thousands)
Projected benefit obligation, beginning ....................   $5,540    $6,063

Service cost ...............................................      240       268
Interest cost ..............................................      393       422
Benefit payments ...........................................     (411)     (315)
Change due to change in experience .........................     (122)     (257)
Change due to change in assumptions ........................      158      (641)
                                                               ------    ------

Projected benefit obligation, ending .......................   $5,798    $5,540
                                                               ======    ======
Fair value of plan assets, beginning .......................   $  192    $  203

Employer contributions .....................................      397       292
Actual return on assets ....................................        7        12
Benefit payments ...........................................     (411)     (315)
                                                               ------    ------

Fair value of plan assets, ending ..........................   $  185    $  192
                                                               ======    ======

     The funded status of the plan and the amounts included in other liabilities as of December 31 follows:

                                                               2001      2000
                                                             -------    -------
                                                                (in thousands)
Projected benefit obligation .............................   $(5,798)   $(5,540)
Fair value of plan assets ................................       185        192
                                                             -------    -------
     Funded status .......................................    (5,613)    (5,348)

Unrecognized prior service cost ..........................    (1,358)    (1,584)
Unrecognized net gain ....................................    (1,892)    (2,076)
                                                             -------    -------
Post-retirement benefits liability recognized
     in the consolidated balance sheets ..................   $(8,863)   $(9,008)
                                                             =======    =======

     For measuring the post-retirement benefit obligation, a 5.5% annual increase in the per capita cost of health care benefits was assumed. This health care cost trend rate has a significant impact on the amounts reported. Assuming a 1% increase in the health care cost trend rate above the assumed annual increase, the accumulated post-retirement benefit obligation would increase by approximately $685,000 and the current period expense would increase by approximately $87,000. Conversely, a 1% decrease in the health care cost trend rate would decrease the accumulated post-retirement benefit obligation by approximately $573,000 and the current period expense by approximately $71,000. The discount rate used in determining the accumulated post-retirement benefit obligation was 7.25% at December 31, 2001 and 7.50% at December 31, 2000.

NOTE K - STOCK-BASED COMPENSATION PLANS AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

Incentive Stock Option Plan and Employee Stock Purchase Plan

     The Corporation has an Incentive Stock Option Plan (Option Plan) and an Employee Stock Purchase Plan (ESPP). Under the Option Plan, options are granted to key personnel for terms of up to 10 years at option prices equal to the fair market value of the Corporation's stock on the date of grant. Options are 100% vested immediately upon grant. Options assumed from Skylands retained their original vesting schedules. The Plan has reserved 1.0 million additional shares for future grant through 2006. The number of options granted in any year is dependent upon the Corporation's performance relative to that of a self-defined peer group. A summary of stock option activity under the current and prior plan follows:

                                                       Option Price Per Share
                                                     --------------------------
                                           Stock                       Weighted
                                          Options         Range        Average
                                         ---------   ---------------   --------
Balance at January 1, 1999............   1,732,291   $ 3.15 - $20.47    $11.73
  Granted.............................     316,851    18.48              18.48
  Exercised...........................    (172,717)    3.15 -  17.90      7.54
  Canceled............................     (13,966)   17.90 -  20.47     18.88
                                         ---------
Balance at December 31, 1999..........   1,862,459     3.15 -  20.47     13.21
  Granted.............................     386,327    16.88              16.88
  Exercised...........................    (231,292)    3.15 -  18.90      8.38
  Assumed from Skylands...............     262,452     3.89 -  15.01     10.37
  Canceled............................      (3,907)   12.10              12.10
                                         ---------
Balance at December 31, 2000..........   2,276,039     3.15 -  20.47     13.98
  Granted.............................     346,900    20.47              20.47

  Exercised...........................    (375,542)    3.15 -  20.47     10.65
  Canceled............................     (20,018)   13.30 -  20.47     19.58
                                         ---------
Balance at December 31, 2001..........   2,227,379   $ 3.15 - $20.47    $15.49
                                         =========

Exercisable at December 31, 2001......   2,164,656   $ 3.15 - $20.47    $15.63
                                         =========

The following table summarizes information concerning options outstanding at December 31, 2001:

                     Total        Weighted     Weighted
  Range of        Unexercised      Average     Average    Exercisable
  Exercise           Stock        Remaining    Exercise      Stock
   Prices           Options     Life (Years)    Price       Options
---------------   -----------   ------------   --------   -----------
$ 0.00 - $ 5.00       52,428        2.22        $ 3.34        52,428
$ 5.00 - $10.00      497,021        3.40          8.97       445,766
$10.00 - $15.00      336,585        5.02         11.83       336,585
$15.00 - $20.00      731,995        7.39         18.33       720,527
$20.00 - $25.00      609,350        8.29         20.47       609,350
                   ---------        ----        ------     ---------
                   2,227,379        6.27        $15.49     2,164,656
                   =========        ====        ======     =========

     The ESPP allow eligible employees to purchase stock in the Corporation at 85% of the fair market value of the stock on the date of exercise. Under the terms of the ESPP, 71,000 shares, 78,000 shares and 88,000 shares were issued in 2001, 2000 and 1999, respectively. A total of 994,000 shares have been issued since the inception of the ESPP in 1986. As of December 31, 2001, 425,000 shares have been reserved for future issuances under the ESPP.

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

                                                      2001       2000       1999
                                                    --------   --------   --------
Net income:                       As reported....   $113,589   $106,834   $104,627
                                  Pro-forma......    111,959    105,274    103,290

Net income per share (basic):     As reported....   $   1.38   $   1.32   $   1.27
                                  Pro-forma......       1.36       1.30       1.26

Net income per share (diluted):   As reported....   $   1.37   $   1.31   $   1.26
                                  Pro-forma......       1.35       1.29       1.25

Weighted average fair value of options granted...   $   5.25   $   5.07   $   4.75

     Because the Statement 123 method has not been applied to options granted prior to January 1, 1995, the resulting pro-forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

                                                    2001       2000       1999
                                                  -------    -------    -------
Risk-free interest rate .......................      5.32%      6.43%      5.84%
Volatility of Corporation's stock .............     23.80      22.71      19.71
Expected dividend yield .......................      3.13       3.25       2.88
Expected life of options ......................   8 Years    8 Years    8 Years

Shareholder Rights

     On June 20, 1989, the Board of Directors of the Corporation declared a dividend of one common share purchase right (Original Rights) for each outstanding share of common stock, par value $2.50 per share of the Corporation. The dividend was paid to the shareholders of record as of the close of business on July 6, 1989. On April 27, 1999, the Board of Directors approved an amendment to the Original Rights and the agreement. The significant terms of the amendment included extending the expiration date from June 20, 1999 to April 27, 2009 and resetting the purchase price to $90.00 per share. As of December 31, 2001, the purchase price had adjusted to $74.21 per share as a result of stock dividends.

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

NOTE L - LEASES
--------------------------------------------------------------------------------

     Certain branch offices and equipment are leased under agreements which expire at varying dates through 2018. Most leases contain renewal provisions at the Corporation's option. Total rental expense was approximately $5.1 million in 2001, $4.3 million in 2000 and $4.2 million in 1999. Future minimum payments as of December 31, 2001 under noncancelable operating leases are as follows:

                                          Minimum
            Year                            Rent
---------------------------------------   -------
                                 (in thousands)

2002...................................   $ 5,216
2003...................................     4,818
2004...................................     4,122
2005...................................     3,494
2006...................................     3,062
Thereafter.............................    13,984
                                          -------
                                          $34,696
                                          =======

NOTE M - COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

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

     Exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments as it does for on-balance-sheet instruments. The Corporation had outstanding commitments to fund loans of $2.1 billion and $1.8 billion as of December 31, 2001 and 2000, respectively.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments is expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income producing commercial properties. Commitments under outstanding standby letters of credit were $317.4 million at December 31, 2001 and $261.3 million at December 31, 2000.

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

NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

     The following are the estimated fair values of the Corporation's financial instruments as of December 31, 2001 and 2000 followed by a general description of the methods and assumptions used to estimate such fair values. These fair values are significantly affected by assumptions used, principally the timing of future cash flows and the discount rate. Because assumptions are inherently subjective in nature, the estimated fair values cannot be substantiated by comparison to independent market quotes and, in many cases, the estimated fair values could not necessarily be realized in an immediate sale or settlement of the instrument. Further, certain financial instruments and all nonfinancial instruments are excluded. Accordingly, the aggregate fair value amounts presented do not necessarily represent management's estimation of the underlying value of the Corporation.

                                               2001                      2000
                                      -----------------------   -----------------------
                                                   Estimated                 Estimated
FINANCIAL ASSETS                      Book Value   Fair Value   Book Value   Fair Value
-----------------------------------   ----------   ----------   ----------   ----------
                                                       (in thousands)
Cash and due from banks ...........   $  356,539   $  356,539   $  282,586   $  282,586
Interest-bearing deposits
     with other banks .............        6,968        6,968        8,417        8,417
Mortgage loans held for sale ......       18,374       18,374        5,241        5,241
Securities held to maturity .......       49,557       50,492       84,762       83,836
Securities available for sale .....    1,687,787    1,687,787    1,370,133    1,370,133
Net loans .........................    5,301,148    5,404,066    5,309,019    5,340,861
Accrued interest receivable .......       43,388       43,388       44,747       44,747

                                               2001                      2000
                                      -----------------------   -----------------------
                                                   Estimated                 Estimated
FINANCIAL LIABILITIES                 Book Value   Fair Value   Book Value   Fair Value
-----------------------------------   ----------   ----------   ----------   ----------
                                                       (in thousands)
Demand and savings deposits .......   $3,341,641   $3,341,641   $2,825,201   $2,825,201
Time deposits .....................    2,645,163    2,689,856    2,677,502    2,697,497
Short-term borrowings .............      400,335      400,335      446,429      446,429
Accrued interest payable ..........       35,926       35,926       47,713       47,713
Other financial liabilities .......       33,714       33,714       28,839       28,839
Federal Home Loan Bank advances
   and long-term debt .............      456,802      463,833      559,503      557,413
Corporation-obligated mandatorily
   redeemable capital securites of
   subsidiary trust ...............        7,500        7,238        7,500        7,443

     For short-term financial instruments, defined as those with remaining maturities of 90 days or less, the carrying amount was considered to be a reasonable estimate of fair value. The following instruments are predominantly short-term:

         Assets                                 Liabilities
----------------------------            ---------------------------

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

     As indicated in Note A, securities available for sale are carried at their estimated fair values. The estimated fair values of securities held to maturity as of December 31, 2001 and 2000 were generally based on quoted market prices, broker quotes or dealer quotes.

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

     The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations.

NOTE O - MERGERS AND ACQUISITIONS
--------------------------------------------------------------------------------

     Drovers Bancshares Corporation - On July 1, 2001, the Corporation completed its merger with Drovers Bancshares Corporation (Drovers), a $820 million bank holding company located in York, Pennsylvania. Under the terms of the merger agreement, each of the 5.2 million shares of Drovers common stock was exchanged for 1.302 shares of the Corporation's common stock. In addition, each of the options to acquire Drovers stock was exchanged for options to purchase the Corporation's common stock.

     Drovers was merged with and into Fulton Financial Corporation, and its wholly owned bank subsidiary, The Drovers & Mechanics Bank (Drovers Bank) was merged into Fulton Bank, the Corporation's largest subsidiary bank. This business combination was accounted for as a pooling of interests and, as such, all financial information has been restated to reflect the impact of Drovers for all periods presented. The effect of the merger on the Corporation's previously reported revenues, net income and net income per share for the years ended December 31, 2000 and 1999 follows. The Fulton Financial per-share amounts have been restated to reflect the impact of the 5% stock dividend paid on May 25, 2001.

                                 Fulton      Drovers
Year Ended December 31, 2000    Financial   Bancshares   Adjustments   Restated
----------------------------    ---------   ----------   -----------   --------
                                     (in thousands, except per-share data)

Net interest income              $252,100     $23,325       $ 328      $275,753
Other income                       69,611       5,707        (320)       74,998
                                 --------     -------       -----      --------
Total income                     $321,711     $29,032       $   8      $350,751
                                 --------     -------       -----      --------

Net income                       $103,804     $ 3,108       $ (78)     $106,834
                                 --------     -------       -----      --------

Net income per share (basic)     $   1.39     $  0.61          --      $   1.32
Net income per share (diluted)       1.38        0.61          --          1.31

Year Ended December 31, 1999
----------------------------

Net interest income              $243,903     $22,276       $  (9)     $266,170
Other income                       61,358       5,349         (39)       66,668
                                 --------     -------       -----      --------
Total income                     $305,261     $27,625       $ (48)     $332,838
                                 --------     -------       -----      --------

Net income                       $ 97,226     $ 7,601       $(200)     $104,627
                                 --------     -------       -----      --------

Net income per share (basic)     $   1.28     $  1.54          --      $   1.27
Net income per share (diluted)       1.27        1.52          --          1.26

     Adjustments to effect the restatement include certain reclassifications to conform Drovers' presentation to the Corporation's. The reduction in net income reflects a prior period adjustment to conform the accounting for investments in low income housing partnerships.

     In connection with this transaction, the Corporation recorded merger-related expenses of approximately $9.8 million ($6.4 million, net of tax). These charges consisted of an additional provision for loan losses resulting from the consistent application of the Corporation's allowance evaluation procedures ($2.7 million) and one-time expenses related to employee severance costs, systems conversions, real estate closures and sales, and professional fees ($7.1 million).

     Branch Acquisition - On June 8, 2001, the Corporation assumed $315 million of deposits and purchased $53 million in loans in an acquisition of 18 branches located in New Jersey, Delaware and Pennsylvania. This transaction was accounted for as a purchase and the Corporation recorded a core deposit intangible asset of $9.9 million and an unidentifiable intangible asset of $21.7 million. The core deposit intangible is being amortized on a straight-line basis over 10 years. Since this was a branch acquisition, the unidentifiable intangible asset does not qualify for the non-amortization provisions of Statement 142 and will be amortized to expense on a straight-line basis over 25 years.

     Dearden, Maguire, Weaver and Barrett, LLC - On January 2, 2001, the Corporation completed its acquisition of investment management and advisory company Dearden, Maguire, Weaver and Barrett, LLC (Dearden Maguire). The acquisition was accounted for as a purchase and the accounts and results of operations of Dearden Maguire are included in the financial statements of the Corporation prospectively from the January 2, 2001 acquisition date.

     In connection with the acquisition, goodwill of approximately $16.0 million was recorded as the initial purchase price paid in excess of the fair value of net assets acquired. Additional payments of up to $5.0 million may become payable upon Dearden Maguire achieving certain revenue goals through December 31, 2005. The goals and the dates of such payments are specified in the purchase agreement. Upon payment of any such amounts, goodwill will be increased. The goodwill was being amortized to expense on a straight-line basis over 20 years through December 31, 2001. Effective January 1, 2002, the goodwill is no longer being amortized to expense as required by Statement 142, but will be evaluated periodically for impairment.

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

     The acquisition was accounted for as a purchase and the accounts and results of operations of Skylands are included in the financial statements of the Corporation prospectively from the August 1, 2000 acquisition date. In connection with the acquisition, goodwill of approximately $17.5 million was recorded as the purchase price paid in excess of the net assets acquired. The goodwill was being amortized to expense on a straight line basis over 15 years through December 31, 2001. Effective January 1, 2002, the goodwill is no longer being amortized to expense as required by Statement 142, but will be evaluated periodically for impairment.

NOTE P - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
--------------------------------------------------------------------------------

CONDENSED BALANCE SHEETS
------------------------
(in thousands)

                                                                December 31
                                                           ---------------------
                                                             2001         2000
                                                           --------     --------
ASSETS
------
Cash, securities,
     and other assets ................................     $  2,171     $  3,053

Receivable from
     bank subsidiaries ...............................            9            8

Investment in:
     Bank subsidiaries ...............................      696,416      649,038
     Nonbank subsidiaries ............................      157,531      135,107
                                                           --------     --------
     Total Assets ....................................     $856,127     $787,206
                                                           ========     ========

                                                                December 31
                                                           ---------------------
                                                             2001         2000
                                                           --------     --------

LIABILITIES AND EQUITY
----------------------
Short - term
     borrowings ......................................     $ 10,500     $ 11,425

Long-term debt .......................................        7,735        7,735
Payable to
     nonbank subsidiaries ............................        3,998       16,177
Other liabilities ....................................       22,440       20,698
                                                           --------     --------
     Total Liabilities ...............................       44,673       56,035
Shareholders' equity .................................      811,454      731,171
                                                           --------     --------
     Total Liabilities and
     Shareholders' Equity ............................     $856,127     $787,206
                                                           ========     ========

CONDENSED STATEMENTS OF INCOME
------------------------------

                                                          Year ended December 31
                                                     --------------------------------
                                                       2001        2000        1999
                                                     --------    --------    --------
                                                              (in thousands)
Income:
     Dividends from bank subsidiaries ............   $126,897    $ 73,982    $ 68,580
     Other .......................................     24,417       9,636      10,098
                                                     --------    --------    --------
                                                      151,314      83,618      78,678
Expenses .........................................     38,772      18,760      16,214
                                                     --------    --------    --------
     Income before income taxes and equity in
     undistributed net income of subsidiaries ....    112,542      64,858      62,464
Income tax benefit ...............................     (6,329)     (3,020)     (2,437)
                                                     --------    --------    --------
                                                      118,871      67,878      64,901
Equity in undistributed net income (loss) of:
     Bank subsidiaries ...........................    (14,367)     28,908      31,041
     Nonbank subsidiaries ........................      9,085      10,048       8,685
                                                     --------    --------    --------
          Net Income .............................   $113,589    $106,834    $104,627
                                                     ========    ========    ========

CONDENSED STATEMENTS OF CASH FLOWS
----------------------------------

                                                                         Year ended December 31
                                                                    --------------------------------
                                                                      2001        2000        1999
                                                                    --------    --------    --------
                                                                             (in thousands)
Cash Flows From Operating Activities:
    Net Income ..................................................   $113,589    $106,834    $104,627

    Adjustments to Reconcile Net Income to
       Net Cash Provided by Operating Activities:
       Decrease (increase) in other assets ......................        706       1,571        (783)
       Decrease (increase) in investment in subsidiaries ........      5,282     (39,034)    (39,926)
       (Decrease) increase in other liabilities and
            payable to non-bank subsidiaries ....................    (12,951)     10,726       4,664
       Gain on sale of investment securities ....................         --          --        (140)
                                                                    --------    --------    --------
           Total adjustments ....................................     (6,963)    (26,737)    (36,185)
                                                                    --------    --------    --------
           Net cash provided by operating activities ............    106,626      80,097      68,442
                                                                    --------    --------    --------

Cash Flows From Investing Activities:
       Investment in subsidiaries ...............................    (47,039)     (5,759)    (14,529)
       Net cash paid for Dearden Maguire ........................    (16,224)         --          --
       Purchase of securities available for sale ................         --        (227)       (459)
       Proceeds from sales of securities available for sale .....         --          14         309
                                                                    --------    --------    --------
           Net cash used in investing activities ................    (63,263)     (5,972)    (14,679)

Cash Flows From Financing Activities:
       Net (decrease) increase in short-term borrowings .........       (925)     11,857       1,564
       Dividends paid ...........................................    (51,486)    (45,740)    (41,856)
       Net proceeds from issuance of common stock ...............     16,795       5,099       4,300
       Acquisition of treasury stock ............................     (7,922)    (45,162)    (17,784)
                                                                    --------    --------    --------
           Net cash used in financing activities ................    (43,538)    (73,946)    (53,776)
                                                                    --------    --------    --------

Net (Decrease) Increase in Cash and Cash Equivalents ............       (175)        179         (13)
Cash and Cash Equivalents at Beginning of Year ..................        286         107         120
                                                                    --------    --------    --------
Cash and Cash Equivalents at End of Year ........................   $    111    $    286    $    107
                                                                    ========    ========    ========

    Cash paid during the year for:
      Interest ..................................................   $  3,319    $  3,210    $  1,556
      Income taxes ..............................................     46,633      40,624      32,916

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Fulton Financial Corporation

We have audited the accompanying consolidated balance sheets of Fulton Financial Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Drovers Bancshares Corporation, a company acquired during 2001 in a transaction accounted for as a pooling of interests, as discussed in Note O. Such statements are included in the consolidated financial statements of Fulton Financial Corporation and reflect total assets of 10 percent in 2000 and interest income of 11 percent and 10 percent in 2000 and 1999, respectively, of the consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Drovers Bancshares Corporation, is based solely upon the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Fulton Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Lancaster, Pennsylvania
January 22, 2002

FULTON FINANCIAL CORPORATION
QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)
(In thousands, except per-share data)

                                             Three Months Ended
                                 -----------------------------------------
For the Year 2001                March 31    June 30   Sept. 30    Dec. 31
------------------------------   --------   --------   --------   --------

Interest income ..............   $133,253   $130,472   $130,009   $124,444
Interest expense .............     63,395     59,135     56,625     48,807
                                 --------   --------   --------   --------
Net interest income ..........     69,858     71,337     73,384     75,637
Provision for loan losses ....      3,179      3,199      5,533      2,674
Other income .................     22,363     25,992     27,043     25,596
Other expenses ...............     49,020     51,402     61,499     54,748
                                 --------   --------   --------   --------
Income before income taxes ...     40,022     42,728     33,395     43,811
Income taxes .................     11,771     12,401      9,233     12,962
                                 --------   --------   --------   --------
Net income ...................   $ 28,251   $ 30,327   $ 24,162   $ 30,849
                                 ========   ========   ========   ========
Per-share data:
     Net income (basic) ......   $   0.34   $   0.37   $   0.29   $   0.37
     Net income (diluted) ....       0.34       0.36       0.29       0.37
     Cash dividends ..........      0.152      0.170      0.170      0.170

                                             Three Months Ended
                                 -----------------------------------------
For the Year 2001                March 31    June 30   Sept. 30    Dec. 31
------------------------------   --------   --------   --------   --------

Interest income ..............   $122,483   $126,472   $133,437   $137,235
Interest expense .............     55,507     58,762     63,182     66,423
                                 --------   --------   --------   --------
Net interest income ..........     66,976     67,710     70,255     70,812
Provision for loan losses ....      3,026      5,226      2,746      4,026
Other income .................     17,732     18,413     18,326     20,527
Other expenses ...............     44,108     44,291     46,186     49,871
                                 --------   --------   --------   --------
Income before income taxes ...     37,574     36,606     39,649     37,442
Income taxes .................     10,872     10,616     11,532     11,417
                                 --------   --------   --------   --------
Net income ...................   $ 26,702   $ 25,990   $ 28,117   $ 26,025
                                 ========   ========   ========   ========
Per-share data:
     Net income (basic) ......   $   0.33   $   0.32   $   0.35   $   0.32
     Net income (diluted) ....       0.33       0.32       0.34       0.32
     Cash dividends ..........      0.136      0.152      0.152      0.152

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        --------------------

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     Incorporated by reference herein is the information appearing under the heading "Information about Nominees and Continuing Directors" on pages 5 through 11 of the 2002 Proxy Statement and under the heading "Executive Officers and Stock Ownership" on page 11 of the 2002 Proxy Statement.

Item 11. Executive Compensation
-------------------------------

     Incorporated by reference herein is the information appearing under the heading "Executive Compensation" on pages 12 through 13 of the 2002 Proxy Statement and under the heading "Compensation of Directors" on page 17 of the 2002 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     Incorporated by reference herein is the information appearing under the heading "Voting of Shares and Principal Holders Thereof" on page 3 of the 2002 Proxy Statement and under the heading "Information about Nominees and Continuing Directors" on pages 5 through 11 of the 2002 Proxy Statement.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

     Incorporated by reference herein is the information appearing under the heading "Transactions with Directors and Executive Officers" on page 17 of the 2002 Proxy Statement, and the information appearing in Note D - Loans and Allowance for Loan Losses, of the Notes to Consolidated Financial Statements in
Item 8, "Financial Statements and Supplementary Data".

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

(a)  The following documents are filed as part of this report:

     1. Financial Statements -- The following consolidated financial statements of Fulton Financial Corporation and subsidiaries are incorporated herein by reference in response to Item 8 above:

          (i)  Consolidated Balance Sheets - December 31, 2001 and 2000.

          (ii) Consolidated Statements of Income - Years ended December 31, 2001, 2000 and 1999.

          (iii) Consolidated Statements of Shareholders' Equity - Years ended December 31, 2001, 2000 and 1999.

          (iv) Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999.

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

          (iv) Subsidiaries of the Registrant.

          (v)  Consents of Independent Public Accountants.

          (vi) Representations of Independent Public Accountants.

(b)  Reports on Form 8-K - None.

(c) Exhibits - The exhibits required to be filed as part of this report are submitted as a separate section of this report.

(d)  Financial Statement Schedules - None required.

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

                                                FULTON FINANCIAL CORPORATION
                                                (Registrant)


Dated:  March 19, 2002                          By:  /s/ Rufus A. Fulton, Jr.
                                                     ---------------------------
                                                         Rufus A. Fulton, Jr.,
                                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Capacity                         Date
---------                           --------                         ----


/s/ Jeffrey G. Albertson            Director                         March 19, 2002
---------------------------------
    Jeffrey G. Albertson, Esq.


                                    Director
---------------------------------
    James P. Argires, M.D.


/s/ Donald M. Bowman, Jr.           Director                         March 19, 2002
---------------------------------
    Donald M. Bowman, Jr.


/s/ Beth Ann L. Chivinski           Senior Vice President            March 19, 2002
---------------------------------   and Controller
    Beth Ann L. Chivinski           (Principal Accounting Officer)


/s/ Harold D. Chubb                 Director                         March 19, 2002
---------------------------------
    Harold D. Chubb


/s/ William H. Clark, Jr.           Director                         March 19, 2002
---------------------------------
    William H. Clark, Jr., C.P.A.

Signature                           Capacity                         Date
---------                           --------                         ----


/s/ Craig A. Dally                  Director                         March 19, 2002
--------------------------------
    Craig A. Dally, Esq.


/s/ Frederick B. Fichthorn          Director                         March 19, 2002
--------------------------------
    Frederick B. Fichthorn


/s/ Patrick J. Freer                Director                         March 19, 2002
--------------------------------
    Patrick J. Freer


/s/ Rufus A. Fulton, Jr.            Chairman, Chief Executive        March 19, 2002
--------------------------------    Officer and Director
    Rufus A. Fulton, Jr.            (Principal Executive Officer)


/s/ Eugene H. Gardner               Director                         March 19, 2002
--------------------------------
    Eugene H. Gardner


/s/ Robert D. Garner                Director                         March 19, 2002
--------------------------------
    Robert D. Garner


/s/ Charles V. Henry III, Esq.      Director                         March 19, 2002
--------------------------------
    Charles V. Henry III, Esq.


                                    Director
--------------------------------
    J. Robert Hess


/s/ George W. Hodges                Director                         March 19, 2002
--------------------------------
    George W. Hodges


/s/ Carolyn R. Holleran             Director                         March 19, 2002
--------------------------------
    Carolyn R. Holleran


/s/ Clyde W. Horst                  Director                         March 19, 2002
--------------------------------
    Clyde W. Horst


                                    Director
--------------------------------
    Samuel H. Jones, Jr.

Signature                           Capacity                         Date
---------                           --------                         ----


                                    Director
--------------------------------
    Donald W. Lesher, Jr.


/s/ Charles J. Nugent               Senior Executive Vice President  March 19, 2002
--------------------------------    and Chief Financial Officer
    Charles J. Nugent               (Principal Financial Officer)


                                    Director
--------------------------------
    Joseph J. Mowad, M.D.


/s/ Stuart H. Raub, Jr.             Director                         March 19, 2002
--------------------------------
    Stuart H. Raub, Jr.


/s/ Mary Ann Russell                Director                         March 19, 2002
--------------------------------
    Mary Ann Russell


/s/ John O. Shirk                   Director                         March 19, 2002
--------------------------------
    John O. Shirk, Esq.


/s/ R. Scott Smith, Jr.             President and Chief Operating    March 19, 2002
--------------------------------    Officer and Director
    R. Scott Smith, Jr.


                                    Director
--------------------------------
    James K. Sperry


                                    Director
--------------------------------
    Gary A. Stewart


                                    Director
--------------------------------
    Kenneth G. Stoudt

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

99.  Representations of Independent Public Accountants.