Form 10-Q
period 2002-03-31
FULTON FINANCIAL CORP
filed 2002-05-13
CIK 700564

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20459

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended     March 31, 2002        , or
                                        --------------------------

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from                   to
                                           --------------  ------------


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

                                 (717) 291-2411
       ------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Common Stock, $2.50 Par Value - 82,532,052 shares outstanding as of April 30,
-----------------------------------------------------------------------------
2002.
----

                  FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002

                                      INDEX
                                      -----


     Description                                                                                      Page
     -----------                                                                                      ----
     PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited):

     (a)  Consolidated Balance Sheets -
          March 31, 2002 and December 31, 2001 ..........................................................3

     (b)  Consolidated Statements of Income -
          Three months ended March 31, 2002 and 2001 ....................................................4

     (c)  Consolidated Statements of Shareholders' Equity -
          Three months ended March 31, 2002 and 2001 ....................................................5

     (d)  Consolidated Statements of Cash Flows -
          Three months ended March 31, 2002 and 2001 ....................................................6

     (e)  Notes to Consolidated Financial Statements - March 31, 2002 ...................................7


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations ............................................10

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk ...............................18


     PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K .........................................................22



     SIGNATURES ........................................................................................23

     Exhibit Index .....................................................................................24


FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)


                                                                                               March 31            December 31
                                                                                                  2002                 2001
                                                                                             -----------------------------------
ASSETS
--------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks ..............................................................         $   256,490          $   356,539
Interest-bearing deposits with other banks ...........................................               4,456                6,968
Mortgage loans held for sale .........................................................              31,980               18,374
Investment securities:
     Held to maturity (Fair value: $46,263 in 2002 and $50,492 in 2001) ..............              45,415               49,557
     Available for sale ..............................................................           1,846,626            1,687,787

Loans, net of unearned income ........................................................           5,365,864            5,373,020
      Less: Allowance for loan losses ................................................             (72,083)             (71,872)
                                                                                              ------------         ------------
                         Net Loans ...................................................           5,293,781            5,301,148
                                                                                              ------------         ------------

Premises and equipment ...............................................................             124,650              125,617
Accrued interest receivable ..........................................................              41,155               43,388
Intangible assets ....................................................................              73,558               73,286
Other assets .........................................................................             106,821              108,047
                                                                                              ------------         ------------

                         Total Assets ................................................         $ 7,824,932          $ 7,770,711
                                                                                              ============         ============

LIABILITIES
--------------------------------------------------------------------------------------------------------------------------------
Deposits:
      Noninterest-bearing ............................................................         $ 1,062,594          $ 1,094,158
      Interest-bearing ...............................................................           4,881,181            4,892,646
                                                                                              ------------         ------------
                         Total Deposits ..............................................           5,943,775            5,986,804
                                                                                              ------------         ------------

Short-term borrowings:
     Securities sold under agreements to repurchase ..................................             298,834              289,659
     Federal funds purchased .........................................................             158,000              105,000
     Demand notes of U.S. Treasury ...................................................               5,493                5,676
                                                                                              ------------         ------------
                         Total Short-Term Borrowings .................................             462,327              400,335
                                                                                              ------------         ------------

Accrued interest payable .............................................................              32,226               35,926
Other liabilities ....................................................................             102,164               71,890
Federal Home Loan Bank Advances and long-term debt ...................................             451,382              456,802
Corporation-obligated mandatorily redeemable
     Capital securities of subsidiary trust ..........................................               7,500                7,500
                                                                                              ------------         ------------
                         Total Liabilities ...........................................           6,999,374            6,959,257
                                                                                              ------------         ------------

SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------------

Common stock, $2.50 par; Authorized - 400 million shares; Issued - 83.2 million;
     Outstanding - 82.5 million in 2002 and 82.6 million in 2001 .....................             207,962              207,962
Capital surplus ......................................................................             534,224              536,235
Retained earnings ....................................................................              83,693               65,649
Accumulated other comprehensive income ...............................................              13,618               12,970
Treasury stock, at cost (671,000 shares in 2002 and 572,000 shares in 2001) ..........             (13,939)             (11,362)
                                                                                              ------------         ------------
                         Total Shareholders' Equity ..................................             825,558              811,454
                                                                                              ------------         ------------

                         Total Liabilities and Shareholders' Equity ..................         $ 7,824,932          $ 7,770,711
                                                                                              ============         ============


--------------------------------------------------------------------------------
See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per-share data)


                                                                                                  Three Months Ended
                                                                                                        March 31
                                                                                         --------------------------------------
                                                                                             2002                      2001
                                                                                         ------------              ------------
INTEREST INCOME
-----------------------------------------------------------------------------------------------------------------------------------

Loans, including fees ..............................................................      $   94,482                $  111,730
Investment securities:
     Taxable .......................................................................          19,629                    17,264
     Tax-exempt ....................................................................           2,381                     2,395
     Dividends .....................................................................           1,054                     1,495
Other interest income ..............................................................              76                       369
                                                                                         ------------              ------------
                          Total Interest Income ....................................         117,622                   133,253

INTEREST EXPENSE
-----------------------------------------------------------------------------------------------------------------------------------
Deposits ...........................................................................          33,574                    50,423
Short-term borrowings ..............................................................           1,513                     5,854
Long-term debt .....................................................................           6,382                     7,118
                                                                                         ------------              ------------
                         Total Interest Expense ....................................          41,469                    63,395
                                                                                         ------------              ------------
                         Net Interest Income .......................................          76,153                    69,858
PROVISION FOR LOAN LOSSES ..........................................................           2,780                     3,179
                                                                                         ------------              ------------
                         Net Interest Income After
                            Provision for Loan Losses ..............................          73,373                    66,679
                                                                                         ------------              ------------

OTHER INCOME
-----------------------------------------------------------------------------------------------------------------------------------
Investment management and trust services ...........................................           7,160                     6,533
Service charges on deposit accounts ................................................           8,784                     6,977
Other service charges and fees .....................................................           4,338                     4,017
Mortgage banking income ............................................................           3,282                     1,927
Investment securities gains ........................................................           1,398                     2,909
                                                                                         ------------              ------------
                         Total Other Income ........................................          24,962                    22,363

OTHER EXPENSES
-----------------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits .....................................................          31,047                    28,195
Net occupancy expense ..............................................................           4,292                     4,210
Equipment expense ..................................................................           2,799                     2,951
Data processing ....................................................................           3,213                     2,841
Intangible amortization ............................................................             576                       826
Other ..............................................................................          11,320                     9,997
                                                                                         ------------              ------------
                         Total Other Expenses ......................................          53,247                    49,020
                                                                                         ------------              ------------

                         Income Before Income Taxes ................................          45,088                    40,022
INCOME TAXES .......................................................................          12,999                    11,771
                                                                                         ------------              ------------

                         Net Income ................................................      $   32,089                $   28,251
                                                                                         ============              ============

PER-SHARE DATA:
-----------------------------------------------------------------------------------------------------------------------------------
Net income (basic) .................................................................      $     0.39                $     0.34
Net income (diluted) ...............................................................            0.39                      0.34
Cash dividends .....................................................................            0.170                     0.152


--------------------------------------------------------------------------------
See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2002 AND 2001




                                                          Shares            Common          Capital          Retained
(Dollars in thousands, except per-share data)           Outstanding         Stock           Surplus          Earnings
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001 ......................      82,612,000      $   207,962      $   536,235      $    65,649
Comprehensive income:
     Net income ...................................                                                             32,089
     Other - net unrealized gain on securities (net
            of $349,000 tax expense) ..............
          Total comprehensive income ..............

Treasury stock issued .............................         168,000                            (2,011)
Acquisition of treasury stock .....................        (267,000)
Cash dividends - $0.170 per share .................                                                            (14,045)
                                                      -------------------------------------------------------------------

Balance at March 31, 2002 .........................      82,514,000      $   207,962      $   534,224      $    83,693
                                                      ===================================================================

Balance at December 31, 2000 ......................      81,968,000      $   198,612      $   472,829      $    76,615
Comprehensive income:
     Net income ...................................                                                             28,251
     Other -  net unrealized gain on securities
            (net of $4.9 million tax expense) .....
          Total comprehensive income ..............

Stock dividends declared - 5% .....................       3,607,000            9,018           61,410          (70,428)
Stock issued ......................................          60,000              149              345
Treasury stock issued .............................         409,000                               393
Cash dividends - $0.152 per share .................                                                            (12,190)
                                                      -------------------------------------------------------------------

Balance at  March 31, 2001 ........................      82,437,000      $   207,779      $   534,977      $    22,248
                                                      ===================================================================


                                                        Accumulated
                                                           Other
                                                        Comprehen-         Treasury
                                                        sive Income          Stock           Total
---------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)
---------------------------------------------------

Balance at December 31, 2001 ......................     $    12,970      $   (11,362)     $   811,454
Comprehensive income:
     Net income ...................................                                            32,089
     Other - net unrealized gain on securities (net
            of $349,000 tax expense) ..............             648                               648
                                                                                         --------------
          Total comprehensive income ..............                                            32,737
                                                                                         --------------

Treasury stock issued .............................                            3,491            1,480
Acquisition of treasury stock .....................                           (6,068)          (6,068)
Cash dividends - $0.170 per share .................                                           (14,045)
                                                      --------------------------------------------------

Balance at March 31, 2002 .........................     $    13,618      $   (13,939)     $   825,558
                                                      ==================================================

Balance at December 31, 2000 ......................     $     1,148      $   (18,033)     $   731,171
Comprehensive income:
     Net income ...................................                                            28,251
     Other -  net unrealized gain on securities
            (net of $4.9 million tax expense) .....           9,109                             9,109
                                                                                         --------------
          Total comprehensive income ..............                                            37,360
                                                                                         --------------

Stock dividends declared - 5% .....................                                                --
Stock issued ......................................                                               494
Treasury stock issued .............................                            5,370            5,763
Cash dividends - $0.152 per share .................                                           (12,190)
                                                      --------------------------------------------------

Balance at  March 31, 2001 ........................     $    10,257      $   (12,663)     $   762,598
                                                      ==================================================


--------------------------------------------------------------------------------
See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(In thousands)


                                                                                                       Three Months Ended
                                                                                                            March 31
                                                                                                --------------------------------
                                                                                                    2002                2001
                                                                                                --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income ...........................................................................    $    32,089         $    28,251

      Adjustments to reconcile net income to net cash provided by operating activities:
           Provision for loan losses .......................................................          2,780               3,179
           Depreciation and amortization of premises and equipment .........................          3,148               3,243
           Net amortization of investment security premiums ................................            247                 105
           Investment security gains .......................................................         (1,398)             (2,909)
           Net increase in mortgage loans held for sale ....................................        (13,606)             (8,992)
           Amortization of intangible assets ...............................................            576                 826
           Decrease in accrued interest receivable .........................................          2,233               1,544
           Decrease in other assets ........................................................             26              11,469
           (Decrease) increase in accrued interest payable .................................         (3,700)                114
           Increase in other liabilities ...................................................          3,246               6,473
                                                                                               -------------       -------------
                Total  adjustments .........................................................         (6,448)             15,052
                                                                                               -------------       -------------
                Net cash provided by operating activities ..................................         25,641              43,303
                                                                                               -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of securities available for sale .................................         10,555              37,452
      Proceeds from maturities of securities held to maturity ..............................          5,442              17,556
      Proceeds from maturities of securities available for sale ............................        141,734             154,743
      Purchase of securities held to maturity ..............................................         (1,469)               (926)
      Purchase of securities available for sale ............................................       (281,783)           (167,936)
      Increase (decrease) in short-term investments ........................................          2,512             (41,403)
      Net decrease in loans ................................................................          4,587              14,862
      Net cash paid for Dearden Maguire ....................................................           --               (14,624)
      Purchase of premises and equipment ...................................................         (2,181)             (6,716)
                                                                                               -------------       -------------
                Net cash used in investing activities ......................................       (120,603)             (6,992)
                                                                                               -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in demand and savings deposits ..........................................         40,109               8,634
      Net (decrease) increase in time deposits .............................................        (83,138)            103,075
      Decrease in long-term debt ...........................................................         (5,420)            (65,235)
      Increase (decrease) in short-term borrowings .........................................         61,992             (97,777)
      Dividends paid .......................................................................        (14,042)            (12,177)
      Net proceeds from issuance of common stock ...........................................          1,480               6,257
      Acquisition of treasury stock ........................................................         (6,068)                 --
                                                                                               -------------       -------------
                Net cash used in financing activities ......................................         (5,087)            (57,223)
                                                                                               -------------       -------------

      Net Decrease in Cash and Due From Banks ..............................................       (100,049)            (20,912)
      Cash and Due From Banks at Beginning of Period .......................................        356,539             282,586
                                                                                               -------------       -------------
      Cash and Due From Banks at End of Period .............................................    $   256,490         $   261,674
                                                                                               =============       =============

      Supplemental Disclosures of Cash Flow Information
      Cash paid during the period for:
           Interest ........................................................................    $    45,169         $    63,281
           Income taxes ....................................................................          1,492                  56

--------------------------------------------------------------------------------------------------------------------------------


                                        8

--------------------------------------------------------------------------------
See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE B - Net Income Per Share

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

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows (in thousands):


                                                                    Three months ended
                                                                         March 31
                                                              -----------------------------
                                                                  2002             2001
                                                              ------------     ------------
Weighted average shares outstanding (basic) .................       82,544           82,302
Impact of common stock equivalents ..........................          564              592
                                                              ------------     ------------
Weighted average shares outstanding (diluted) ...............       83,108           82,894
                                                              ============     ============


NOTE C - 5-for-4 Stock Split

The Corporation declared a 5-for-4 stock split on March 19, 2002. The stock split will be paid in the form of a 25% stock dividend on May 20, 2002 to shareholders of record on April 24, 2002. Share and per-share information presented in this report have not been restated to reflect the impact of this stock split as the market price of the Corporation's stock will not adjust until after the issuance of this report. The following table presents pro-forma per-share information, restated for the impact of the stock split.


                                                                    Three months ended
                                                                         March 31
                                                              -----------------------------
                                                                  2002             2001
                                                              ------------     ------------
Net income (basic) ..........................................    $    0.31        $    0.27
Net income (diluted) ........................................         0.31             0.27
Cash dividends ..............................................         0.136            0.122


NOTE D - Comprehensive Income

The following table summarizes the reclassification adjustment for realized security gains (net of taxes) for each of the indicated periods (in thousands):


                                                                    Three Months Ended
                                                                         March 31
                                                              -----------------------------
                                                                  2002             2001
                                                              ------------     ------------
Unrealized holding gains arising during period ..............    $   1,557        $  11,000
Less: reclassification adjustment for gains included
        in net income .......................................         (909)          (1,891)
                                                                 ---------        ---------
Net unrealized gains on securities ..........................    $     648        $   9,109
                                                                 =========        =========


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

The Corporation evaluated its recorded goodwill under Statement 142 as of January 1, 2002 and concluded that there was no impairment at that date. As a result, no write-off during 2002 is expected. In addition, as a result of eliminating amortization of goodwill in 2002, the Corporation expects to realize a pre-tax benefit of $3.1 million for the entire year. For the first quarter of 2002, the benefit was approximately $781,000.

The following table summarizes the Corporation's intangible assets and the amortization expense recognized during the first three months of 2002 and 2001.


                                                                              Balance                Amortization
                                                                     ------------------------  -------------------------
                                  Type of                                                     1/st/ Quarter 1/st/ Quarter
     Description                   Asset      Acquisition Date         3/31/02      3/31/01        2002         2001
---------------------            ---------   ------------------      -----------  -----------  -----------   -----------
                                                                                        (in thousands)
Branch Acquisition                  (1)       June, 2001              $  29,698    $       -    $     453    $       -
Dearden Maguire                   Goodwill    January, 2001              15,108       14,084            -          178
Skylands Comm. Bank               Goodwill    August, 2000               15,832       16,706            -          324
Central PA Fin. Corp.             Goodwill    September, 1994             8,808        9,645            -          279
Other                               (2)       Various                     4,112        3,563          123           45
                                                                     -----------  -----------  -----------  -----------
                                                                      $  73,558    $  43,998    $     576    $     826
                                                                     ===========  ===========  ===========  ===========


(1) Consists of $8.6 million of a core deposit intangible asset and $21.1 million of an unidentifiable intangible asset as defined by Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" (Statement 72).

(2) Consists of Statement 72 unidentifiable intangible assets as of March 31, 2002.

NOTE F - Acquisitions

Drovers Bancshares Corporation - On July 1, 2001, the Corporation completed its acquisition of Drovers Bancshares Corporation (Drovers), an $820 million bank holding company located in York, Pennsylvania. Under the terms of the merger agreement, each of the 5.2 million shares of Drovers common stock was exchanged for 1.302 shares of the Corporation's common stock. In addition, each of the options to acquire Drovers stock was exchanged for options to purchase the Corporation's common stock.

As a result of the acquisition, Drovers was merged with and into Fulton Financial Corporation and its wholly owned bank subsidiary, The Drovers & Mechanics Bank, was merged into Fulton Bank, the Corporation's largest subsidiary bank.

The acquisition of Drovers was accounted for as a pooling of interests and, as such, all financial information presented for periods prior to the merger has been restated.

Branch Acquisition - On June 8, 2001, the Corporation assumed $315 million of deposits and purchased $53 million in loans in an acquisition of 18 branches located in New Jersey, Delaware and Pennsylvania. This transaction was accounted for as a purchase and the Corporation recorded a core deposit intangible asset of $9.9 million and an unidentifiable intangible asset of $21.7 million. The core deposit intangible asset is being amortized on a straight-line basis over 10 years. Since this was a branch acquisition, the unidentifiable intangible asset does not qualify for the non-amortization provisions of Statement 142 and will continue to be amortized to expense over a straight-line basis over 25 years.

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

NOTE G - Reclassifications

Certain amounts in the 2001 consolidated financial statements and notes have been reclassified to conform to the 2002 presentation.

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

CRITICAL ACCOUNTING POLICIES
----------------------------
The following is a summary of those accounting policies that the Corporation considers to be most important to the portrayal of its financial condition and results of operations as they require management's most difficult judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Provision and Allowance for Loan Losses - The allowance for loan losses is
---------------------------------------
increased by the provision for loan losses when, based on the results of the Corporation's quarterly allowance review procedures, the allowance is not sufficient to absorb losses existing in the loan portfolio at the balance sheet date. The Corporation's allowance review procedures consist of the following:

     - Identifying large balance loans for individual review under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan". In general, these consist of large balance commercial loans and commercial mortgages (Statement 114 loans).

     - Calculating the fair value, using observable market prices, discounted cash flows or the value of the underlying collateral for Statement 114 loans which are determined to be impaired as defined by Statement 114. A range of possible losses is determined for each loan.

     - Classifying all non-impaired large balance loans based on credit risk ratings and allocating an allowance for loan losses based on appropriate factors, including recent loss history for similar loans.

     - Identifying all smaller balance homogeneous loans for evaluation collectively under the provisions of Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies". In general, these loans include residential mortgages, consumer loans, installment loans, smaller balance commercial loans and mortgages and lease receivables (Statement 5 Loans).

     - Statement 5 loans are segmented into groups with similar characteristics and an allowance for loss is allocated to each segment using a factor based on recent loss history.

     - Reviewing the results to determine the appropriate balance of the allowance for loan losses. This review gives additional consideration to factors such as the mix of loans in the portfolio, the balance of the allowance relative to total loans and non-performing assets, trends in the overall risk profile of the portfolio, trends in delinquencies and non-accrual loans and local and national economic conditions.

The Corporation has also incorporated the guidance contained in the Securities and Exchange Commission's Staff Accounting Bulletin No. 102 in assessing the adequacy of the allowance for loan losses.

The allowance review procedures are performed on a quarterly basis by the Corporation's Loan Review staff and are applied individually to each of the Corporation's subsidiary banks. The results are aggregated and reviewed by Corporation management to conclude as to the adequacy and appropriateness of the allowance as of the end of each quarterly period.

Goodwill - With the adoption of Statement 142 on January 1, 2002, the
--------
Corporation discontinued the amortization of goodwill associated with qualifying acquisitions accounted for as purchases. As of January 1, 2002, and at least annually thereafter, recorded goodwill is subject to impairment testing to determine whether write-downs of the recorded balances are necessary.

The Corporation tests for impairment by first allocating its goodwill to defined reporting units. A fair value is then determined for each reporting unit under three methodologies: a primary market valuation based on observable sales transactions of comparable businesses; a secondary market valuation based on values of comparably sized, publicly traded entities; and discounted cash flows. The results under each method are reviewed to determine an appropriate range of valuations. Assuming that the fair values of the reporting units exceed their book values, no write-down of the recorded goodwill is necessary. If the fair value is less than the book value, an additional test is necessary to assess the proper carrying value of the goodwill. As of January 1, 2002, the Corporation determined that no impairment write-offs were necessary.

Business unit valuation is inherently subjective, with a number of factors based on assumptions and management judgments. Among these are future growth rates for the reporting units, discount rates and earnings capitalization rates. The Corporation computes a range of fair values based on worst through best case assumptions and reviews the results to determine the most reasonable value.

RESULTS OF OPERATIONS
---------------------

Quarter ended  March 31, 2002 versus Quarter ended  March 31, 2001
------------------------------------------------------------------

Fulton Financial Corporation's net income for the first quarter of 2002 increased $3.8 million, or 13.6%, in comparison to net income for the first quarter of 2001. Diluted net income per share increased $0.05, or 14.7%, compared to 2001. The increase from 2001 resulted from an increase in net interest income, higher other income and fees and a lower provision for loan losses, offset by increases in expenses and lower investment securities gains.

Net Interest Income
-------------------

During the past twelve months, two events occurred which impacted the Corporation's net interest income. First, beginning in January, 2001, the FRB enacted its first of 11 reductions to short term interest rates. The total reduction to the Federal funds rate and, therefore, the Corporation's prime lending rate was 475 basis points during 2001. The second event was the Corporation's June, 2001 acquisition of 18 branches (Acquired Branches), which included approximately $300 million in deposits and $50 million in loans.

The rate reduction initially had a negative impact on the Corporation's net interest income and net interest margin as its assets - particularly floating rate loans - repriced to lower rates more quickly than its time deposits. In addition, the deposits assumed from the Acquired Branches replaced some of the Corporation's short-term borrowings which were becoming less expensive as rates declined. While this resulted in further compression of the net interest margin in the short term, this acquisition is expected to be beneficial from a long-term asset/liability management perspective.

The Corporation's net interest margin reached a low of 4.22% in the third quarter of 2001 and has since rebounded to reach 4.43% for the first quarter of 2002, reflecting the eventual repricing of time deposits as maturing accounts were reinvested at lower rates or were held in lower cost demand and savings deposits. For the first quarter of 2002, net interest income increased $6.3 million, or 9.0%, as compared to the same period in 2001, and the net interest margin improved to 4.43% from 4.27% a year ago.

The following table provides a comparative average balance sheet and net interest income analysis for the first quarter of 2002 as compared to the same period in 2001. All dollar amounts are in thousands.


                                                       Quarter Ended March 31, 2002           Quarter Ended March 31, 2001
                                                  ---------------------------------------  ------------------------------------
                                                   Average                       Yield/     Average                    Yield/
ASSETS                                             Balance         Interest     Rate (1)    Balance        Interest   Rate (1)
--------------------------------------------      ---------       ----------   ----------  ---------      ---------- ----------
Interest-earning assets:
  Loans and leases .........................     $ 5,389,770     $    94,482     7.11%    $ 5,377,957    $   111,730    8.43%
  Taxable investment securities ............       1,398,133          19,629     5.69       1,097,851         17,264    6.38
  Tax-exempt investment securities .........         219,671           2,381     4.40         218,763          2,395    4.44
  Equity securities ........................         103,018           1,054     4.15         106,983          1,495    5.67
  Short-term investments ...................          13,972              76     2.21          24,926            369    6.00
                                                -------------   -------------  -------   -------------  ------------  -------
Total interest-earning assets ..............       7,124,564         117,622     6.70%      6,826,480        133,253    7.92%
Noninterest-earning assets:
  Cash and due from banks ..................         244,949                                  236,550
  Premises and equipment ...................         123,220                                  119,051
  Other assets .............................         227,330                                  187,549
  Less: Allowance for loan losses ..........         (72,441)                                 (66,709)
                                                -------------                            -------------
          Total Assets .....................     $ 7,647,622                              $ 7,302,921
                                                =============                            =============


                                                       Quarter Ended March 31, 2002           Quarter Ended March 31, 2001
                                                  ---------------------------------------  ------------------------------------
                                                   Average                       Yield/     Average                    Yield/
LIABILITIES AND EQUITY                             Balance         Interest     Rate (1)    Balance        Interest   Rate (1)
--------------------------------------------      ---------       ----------   ----------  ---------      ---------- ----------
Interest-bearing liabilities:
  Demand deposits ..........................     $   820,944     $     1,275     0.63%    $   668,413    $     2,408    1.46%
  Savings deposits .........................       1,455,128           4,114     1.15       1,218,457          7,955    2.65
  Time deposits ............................       2,604,909          28,185     4.39       2,738,630         40,060    5.93
  Short-term borrowings ....................         385,296           1,513     1.59         442,970          5,854    5.36
  Long-term debt ...........................         463,706           6,382     5.58         522,974          7,118    5.52
                                                -------------   -------------  -------   -------------  ------------  -------
Total interest-bearing liabilities .........       5,729,983          41,469     2.94%      5,591,444         63,395    4.60%
Noninterest-bearing liabilities:
  Demand deposits ..........................       1,000,248                                  852,112
  Other ....................................         103,531                                  117,584
                                                -------------                            -------------
          Total Liabilities ................       6,833,762                                6,561,140
Shareholders' equity .......................         813,860                                  741,781
                                                -------------                            -------------
          Total Liabilities and

            Shareholders' Equity ...........     $ 7,647,622                              $ 7,302,921
                                                =============                            =============
Net interest income ........................                     $    76,153                             $    69,858
                                                                =============                           =============
Net interest margin (FTE) ..................                                     4.43%                                  4.27%
                                                                               =======                                =======


(1) Yields on tax-exempt securities are not fully taxable equivalent (FTE).

The following table summarizes the changes in interest income and expense due to changes in average balances (volume) and changes in rates.


                                                               2002 vs. 2001
                                                          Increase (decrease) due
                                                                To change in
                                                Volume              Rate                Net
                                              ----------      ----------------      -----------
                                                               (in thousands)
Interest income on:
  Loans and leases ...................        $      247         $  (17,495)        $  (17,248)
  Taxable investment securities ......             4,684             (2,319)             2,365
  Tax-exempt investment securities ...                 8                (22)               (14)
  Equity securities ..................               (55)              (386)              (441)
  Short-term investments .............              (162)              (131)              (293)
                                             ------------       ------------       ------------

    Total interest-earning assets ....        $    4,722         $  (20,353)        $  (15,631)
                                             ============       ============       ============
Interest expense on:
  Demand deposits ....................        $      549         $   (1,682)        $   (1,133)
  Savings deposits ...................             1,547             (5,388)            (3,841)
  Time deposits ......................            (1,954)            (9,921)           (11,875)
  Short-term borrowings ..............              (764)            (3,577)            (4,341)
  Long-term debt .....................              (809)                73               (736)
                                             ------------       ------------       ------------

    Total interest-bearing liabilities        $   (1,432)        $  (20,494)        $  (21,926)
                                             ============       ============       ============


Interest income decreased $15.6 million, or 11.7%, mainly as a result of the 122 basis point decrease in rates, which accounted for a $20.4 million decline in interest income. As previously discussed, average yields decreased from the first quarter of 2001, due to a general decrease in interest rates as a result of the actions of the FRB. The Corporation's prime lending rate averaged 8.58% during the first quarter of 2001, dropping to an average of 4.75% during the same period in 2002.

The Corporation's average loan portfolio was essentially flat, increasing by only $11.8 million. Increases in commercial mortgages ($90.4 million, or 5.8%) and commercial loans ($96.4 million, or 6.8%) were offset by decreases in consumer loans ($104.1 million, or 14.4%) and residential mortgages ($81.9 million, or 5.1%). Consumer loans decreased mainly in indirect automobile loans due to the Corporation electing not to compete with manufacturer-sponsored loan rate incentives. The residential mortgage portfolio continued to decline as lower mortgage rates fueled refinance activity. In addition, in May, 2001 the Corporation sold approximately $100 million of existing residential mortgages for balance sheet management purposes.

Average investment securities increased $286.3 million, or 19.8%, as a result of deposit growth in excess of net increases in loans. In addition to strong internal deposit growth, the Corporation also received $250 million of net funds from the Acquired Branches. The Corporation used these funds to purchase investment securities, particularly mortgage-backed securities, which grew by $349 million, or 37.3%.

Interest expense decreased $21.9 million, or 34.6%. This resulted from a combination of declining interest rates, and a shift in the composition of interest-bearing liabilities from higher rate time deposits and other interest-bearing liabilities to lower rate demand and savings deposits. Interest bearing demand and savings deposits increased $389.2 million, or 20.6%, while all other interest bearing liabilities decreased by $250.6 million, or 7.7%. The Acquired Branches contributed $273.5 million to the increase in interest-bearing deposits. The $138.5 million, or 2.5%, increase in average interest-bearing liabilities actually resulted in a $1.4 million decrease in interest expense, due to the change in the composition of these liabilities. A 166 basis point decline in the average cost of interest-bearing funds resulted in a $20.5 million decrease in interest expense.

The average yield on earning assets decreased 122 basis points (a 15.4% decline) during the period while the cost of interest-bearing liabilities decreased 166 basis points (a 36.1% decline). This resulted in a 16 basis point increase in net interest margin compared to the same period in 2001. The Corporation continues to manage its asset/liability position and interest rate risk through the methods discussed in the "Market Risk" section of this document. Management believes that these procedures have been effective in managing the net interest margin during this period of decreasing rates.

Provision and Allowance for Loan Losses
---------------------------------------

The following table summarizes loans outstanding (including unearned income) as of the dates shown:


                                                         March 31         December 31          March 31
                                                           2002              2001                2001
                                                     --------------     --------------      --------------
                                                                        (in thousands)
Commercial, financial and agricultural               $    1,548,492     $    1,495,380      $    1,424,789
Real estate - construction                                  248,109            267,627             238,027
Real estate - residential mortgage                        1,421,517          1,468,799           1,538,852
Real estate - commercial mortgage                         1,461,896          1,428,066           1,382,128
Consumer                                                    605,898            626,985             702,462
Leasing and other                                            79,952             86,163              70,750
                                                    ----------------   ----------------    ----------------

   Total Loans                                       $    5,365,864     $    5,373,020      $    5,357,008
                                                    ================   ================    ================


The following table summarizes the activity in the Corporation's allowance for loan losses:


                                                                          Three Months Ended
                                                                               March 31
                                                                   --------------------------------
                                                                       2002                2001
                                                                   ------------        ------------
                                                                        (dollars in thousands)
Loans outstanding at end of period (net of unearned) ...........   $  5,365,864        $  5,357,008
                                                                  ==============      ==============
Daily average balance of loans and leases ......................   $  5,389,770        $  5,377,957
                                                                  ==============      ==============
Balance of allowance for loan losses
    at beginning of period ....................................   $     71,872        $     65,640

Loans charged-off:
    Commercial, financial and agricultural .....................            805               1,720
    Real estate - mortgage .....................................            810                 263
    Consumer ...................................................          1,724               1,802
    Leasing and other ..........................................            189                 153
                                                                  --------------      --------------
    Total loans charged-off ....................................          3,528               3,938
                                                                  --------------      --------------

Recoveries of loans previously charged-off:
    Commercial, financial and agricultural .....................            378                 142
    Real estate - mortgage .....................................             38                 189
    Consumer ...................................................            542                 813
    Leasing and other ..........................................              1                   5
                                                                  --------------      --------------
    Total recoveries ...........................................            959               1,149
                                                                  --------------      --------------

Net loans charged-off ..........................................          2,569               2,789

Provision for loan losses ......................................          2,780               3,179
                                                                  --------------      --------------

Balance at end of period .......................................   $     72,083        $     66,030
                                                                  ==============      ==============

Net charge-offs to average loans (annualized) ..................           0.19%               0.21%
                                                                  ==============      ==============
Allowance for loan losses to loans outstanding .................           1.34%               1.23%
                                                                  ==============      ==============


The following table summarizes the Corporation's non-performing assets as of the indicated dates.


                                                            Mar. 31             Dec. 31             Mar 31
(Dollars in thousands)                                       2002                 2001               2001
                                                       ------------------    ---------------    ----------------
Nonaccrual loans ..................................    $        22,054       $      22,794      $        22,902
Loans 90 days past due and accruing ...............             10,870               9,368                8,957
Other real estate owned (OREO) ....................              1,718               1,817                1,242
                                                       ------------------    ---------------    ----------------
Total non-performing assets .......................    $        34,642       $      33,979      $        33,101
                                                       ==================    ===============    ================

Non-performing loans/Total loans ..................              0.61%               0.60%                0.59%
Non-performing assets/Total assets ................              0.44%               0.44%                0.43%
Non-performing assets/Total loans and OREO ........              0.65%               0.65%                0.62%
Allowance/Non-performing loans ....................               219%                223%                 207%


As a percentage of total loans, commercial loans and mortgages increased to 56.1% of the total portfolio at March 31, 2002 from 52.4% at March 31, 2001. This shift reflects increases in these loan types as well as a decrease in residential mortgages from 28.7% in 2001 to 26.5% in 2002 resulting from refinance activity and sales of residential mortgages. The change in the loan mix is one factor considered by the Corporation in assessing the adequacy of its allowance for loan losses.

For the first quarter of 2002, net charge-offs totaled $2.6 million, or 0.19%, of average loans on an annualized basis. This was a $220,000, or 7.9%, improvement from the $2.8 million, or 0.21%, in net charge-offs for the first quarter of 2001.

Non-performing assets increased to $34.6 million, or 0.44% of total assets, at March 31, 2002, from $33.1 million, or 0.43% of total assets, at March 31, 2001. Despite these small increases, this level of non-performing assets continued to be favorable in comparison to the industry as a whole.

The total provision for loan losses decreased $399,000, or 12.6%, to $2.8 million in 2002. This decrease was consistent with the moderate downward trend in net charge-off activity during the period. See "Critical Accounting Policies" for a summary of the Corporation's procedures for assessing the adequacy of the allowance for loan losses.

Other Income
------------

Other income for the quarter ended March 31, 2002 was $25.0 million, an increase of $2.6 million, or 11.6%, over the comparable period in 2001. Excluding investment security gains, which decreased from $2.9 million in 2001 to $1.4 million in 2002, other income increased $4.1 million, or 21.1%.

The most significant increase, in terms of percentage growth, was realized in mortgage banking income, which increased $1.3 million, or 21.1%, to $3.3 million. With relatively low mortgage rates in place during the quarter, consumers continued to refinance to lower rate loans. The Corporation's policy is to sell all qualifying fixed rate mortgage loans it originates in order to limit interest rate risk. This resulted in an increase in mortgage sale gains of $1.2 million for the quarter.

Investment management and trust services income increased $627,000, or 9.6%, mainly due to brokerage services. Service charges on deposit accounts increased $1.8 million, or 25.9%, mainly due to strong growth in transaction accounts, such as savings and demand deposits. Other service charges and fees also realized a moderate increase of $321,000, or 8.0%, reflecting the Corporation's efforts to increase non-interest revenues.

Other Expenses
--------------

Total other expenses for the first quarter of 2002 of $53.2 million increased $4.2 million, or 8.6%, from 2001. The increase was due to a $2.9 million, or 10.1%, increase in salaries and benefits, an increase in data processing of $372,000, or 13.1%, and an increase in other expenses of $2.2 million, or 21.7%. Partially offsetting these increases was a decrease in intangible amortization of $250,000, or 30.3%.

Salaries and employee benefits increased $2.9 million, or 10.1%, in comparison to the first quarter of 2001. The increase is attributable to the continued growth of the Corporation, both internally and through the acquisition of additional branches and the resulting expansion of its employee base. In addition, normal merit increases and additional overtime and part-time expense to assist in recent systems conversions also contributed to the increase. The employee benefits component of the expense increased $569,000, or 12.0%, due mainly to rising health plan expenses.

Net occupancy expense had a slight increase of $82,000, or 1.9%, over the same period in 2001, while equipment expenses were down by $152,000, or 5.2%. The net occupancy expense increase resulted mainly from depreciation expense and other occupancy costs related to the Corporation's new office building at its main office location. Equipment expense decreased due to operational efficiencies realized from the acquisition of Drovers in July, 2001.
19

Intangible amortization decreased $250,000, or 30.3%. The $781,000 decrease from 2001 resulting from the Corporation's adoption of Statement 142 was offset by a $531,000 increase in expense, mainly as a result of unidentifiable intangible assets and core deposit intangible assets recorded in connection with the Acquired Branches (See Note E to the Consolidated Financial Statements).

The 13.1% increase in data processing expense was due to an increase in the number of accounts and customers being serviced. ATM and other processing expenses accounted for $312,000, or 84%, of the increase. Other expense increased $1.3 million, or 13.2%, to $11.3 million in 2002. This was due to additional advertising costs related to a significant branding campaign at Fulton Bank ($694,000), and normal growth.

Income Taxes
------------

Income tax expense for the first quarter of 2002 was $13.0 million, a $1.2 million, or 10.4%, increase from $11.8 million in 2001. The Corporation's effective tax rate was approximately 28.8% in 2002 as compared to 29.4% in 2001. The effective rate decreased due to the non-amortization of certain non-deductible goodwill in 2002 which occurred in conjunction with the adoption of Statement 142. The effective rate is lower than the federal statutory rate of 35% due mainly to investments in tax-free municipal securities and federal tax credits from investments in low and moderate income housing partnerships.

FINANCIAL CONDITION
-------------------

Total assets of the Corporation at March 31, 2002 remained almost unchanged from December 31, 2001 at $7.8 billion. Loans decreased by $7.2 million, or 0.1%, to $5.4 billion at March 31, 2002. While commercial loans and commercial mortgages increased $33.6 million, or 1.9%, residential mortgages continued to decrease ($13.5 million, or 4.6%) as a result of refinance activity. In addition, consumer loans and leases declined $27.3 million, or 3.8%.

Cash and due from banks decreased $100.0 million, or 28.1%, during the period. The decrease was the result of a sharp increase in demand deposit activity at the end of December, 2001, resulting in an unusually high Federal Reserve Bank balance as of December 31, 2001. Investment securities increased $154.7 million, or 8.9% as securities purchases of $283.3 million exceeded proceeds from maturities and sales of $157.7 million. Premises and equipment decreased $967,000, or 0.8%, due to normal depreciation expense and the sale of three branch properties.

Deposits decreased $43.0 million, or 0.7%, from December 31, 2001. This slight decrease represents a change in the overall composition of deposits compared to the previous period. Time deposits and demand deposits decreased by $83.1 million and $26.7 million, respectively, while savings deposits increased $66.8 million. This reflects a general mood in the financial community that interest rates will start to rise again in the near future, leaving consumers reluctant to reinvest maturing time deposits at the current lower rates.

Due to the decrease in deposits, the Corporation's short-term borrowing increased during the first quarter of 2002. Federal funds purchased increased $53.0 million, or 50.5%, while customer repurchase agreements increased $9.2 million, or 3.2%. The Corporation did reduce its long-term debt by $5.4 million, or 1.2%, as a result of maturing Federal Home Loan Bank advances.

Other liabilities increased $30.3 million, or 42.1%, mainly due to $27.1 million of investment securities which were purchased in March, but not yet settled at March 31, 2002.

Capital Resources
-----------------

Total shareholders' equity increased $14.1 million, or 1.7%, during the first three months of 2002. This increase was due to net income of $32.1 million and a $648,000 improvement in the net unrealized gain on investment securities and $1.5 million in issuances of stock. These increases were offset by $14.0 million in cash dividends to shareholders and $6.1 million of stock repurchases.

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

As of March 31, 2002, the Corporation and each of its subsidiaries met the minimum capital requirements. In addition, the Corporation and each of its subsidiaries' capital ratios exceeded the amounts required to be considered "well-capitalized" as defined in the regulations.

On January 15, 2002, the Board of Directors approved a plan to repurchase up to
2.5 million shares of the Corporation's common stock through June 30, 2002. Stock repurchased will be added to the Corporate treasury and will be used for general corporate purposes. Through March 31, 2002, the Corporation had repurchased 267,000 shares under this plan.

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

Equity Market Price Risk
------------------------

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation's equity investments consist of common stocks of publicly traded financial institutions (cost basis of approximately $140.8 million) and U.S. Government agency stock (cost basis of approximately $60.9 million). The Corporation's financial institutions stock portfolio had net unrealized gains of approximately $8.0 million at March 31, 2002.

Although the book value of equity investments accounted for only 1.8% of the Corporation's total assets, the unrealized gains on the portfolio represent a potential source of revenue. The Corporation has a history of periodically realizing gains from this portfolio and, if values were to decline significantly, this revenue source could be lost.

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


FULTON FINANCIAL CORPORATION
INTEREST RATE SENSITIVITY
(dollars in thousands)
                                                                      Expected Maturity Period
                                    -------------------------------------------------------------------------------------------
                                     (less than)                                                                 (greater than)
                                       1 Year        1-2 Years      2-3 Years        3-4 Years      4-5 Years        5 Years
                                    -----------   -------------   -------------   -------------   -------------    ------------
Fixed rate loans (1)               $     892,355  $     632,534   $     489,521   $     314,076   $     262,430   $     713,089
    Average rate (1)                       7.34%           7.73%           7.71%           7.70%           7.58%           7.33%
Floating rate loans (2)                  706,966        220,578         168,619         141,401         121,197         703,098
    Average rate                           5.59%           6.26%           6.42%           6.56%           5.73%           5.55%

Fixed rate investments (3)               540,409        425,413         219,763         122,544          85,485         322,480
    Average rate                           5.84%           5.88%           5.80%           5.77%           5.87%           5.55%
Floating rate investments (3)                  -          1,000                -               -               -         16,683
    Average rate                               -           7.58%               -               -               -           4.88%

Other interest-earning assets             36,436               -               -               -               -               -
    Average rate                           6.13%               -               -               -               -               -
                                  -------------------------------------------------------------------------------------------------

Total                              $   2,195,429  $   1,294,689   $     885,737   $     582,389   $     472,159        $1,761,471
    Average rate                           6.38%           6.86%           6.98%           7.01%           6.79%           6.27%
                                  -------------------------------------------------------------------------------------------------

Fixed rate deposits (4)            $   1,607,518  $     428,147   $     222,570   $      65,023   $     115,261   $      31,854
    Average rate                           3.99%           4.18%           4.60%           5.47%           4.89%           5.16%
Floating rate deposits (5)               899,031        163,743         163,743         163,743         163,743       1,919,399
    Average rate                           1.69%           0.50%           0.50%           0.50%           0.50%           0.36%

Fixed rate borrowings (6)                 10,717         38,127           5,240          78,254             268         309,270
    Average rate                           3.84%           5.36%           6.37%           6.29%           5.44%           5.48%
Floating rate borrowings (7)             466,833               -          5,000                -               -               -
    Average rate                           1.63%               -           2.23%               -               -               -
                                  -------------------------------------------------------------------------------------------------

Total                              $   2,984,099        630,017   $     396,553   $     307,020   $     279,272   $   2,260,523
    Average rate                           2.93%           3.29%           2.90%           3.03%           2.32%           1.12%

                                  -------------------------------------------------------------------------------------------------


                                                     Estimated
                                       Total         Fair Value
                                     ---------      ------------
Fixed rate loans (1)               $   3,304,005   $    3,377,327
    Average rate (1)                        7.52%
Floating rate loans (2)                2,061,859        2,044,921
    Average rate                            5.79%

Fixed rate investments (3)             1,716,094        1,727,844
    Average rate                            5.79%
Floating rate investments (3)             17,683           17,894
    Average rate                            5.03%

Other interest-earning assets             36,436           36,436
    Average rate                            6.13%
                                  --------------------------------

Total                              $   7,136,077   $    7,204,422
    Average rate                            6.59%
                                  --------------------------------

Fixed rate deposits (4)            $   2,470,373   $    2,529,260
    Average rate                            4.17%
Floating rate deposits (5)             3,473,402        3,222,227
    Average rate                            0.73%

Fixed rate borrowings (6)                441,876          432,439
    Average rate                            5.58%
Floating rate borrowings (7)             471,833          471,833
    Average rate                            1.64%
                                  --------------------------------

Total                              $   6,857,484   $    6,655,749
    Average rate                            2.34%

                                  --------------------------------


Assumptions:

1) Amounts are based on contractual payments and maturities, adjusted for expected prepayments.
2) Average rates are shown on a fully taxable equivalent basis using an effective tax rate of 35%.
3) Amounts are based on contractual maturities, adjusted for expected prepayments on mortgage-backed securities, and expected calls on other securities.
4)   Amounts are based on contractual maturities of time deposits.
5) Money market, NOW and savings accounts are spread based on history of deposit flows.
6) Amounts are based on contractual maturities of Federal Home Loan Bank advances.
7) Amounts are Federal funds purchased and securities sold under agreements to repurchase, which generally mature in less than 90 days.

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

Static gap provides a measurement of repricing risk in the Corporation's balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation's assets and liabilities into predetermined repricing periods. The assets and liabilities in each of these periods are summed and compared for mismatches within that maturity segment. Core deposits having noncontractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans held and for mortgage-backed securities includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation's policy limits the cumulative 6-month gap to plus or minus 15% of total earning assets. The cumulative 6-month gap as of March 31, 2002 was 1.12.

Simulation of net interest income and of net income is performed for the next twelve-month period. A variety of interest rate scenarios is used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of earnings is used primarily to measure the Corporation's short-term earnings exposure to rate movements. The Corporation's policy limits the potential exposure of net interest income to 10% of the base case net interest income for every 100 basis point "shock" in interest rates. A "shock' is an immediate upward or downward movement of interest rates across the yield curve based upon changes in the prime rate. The following table summarizes the expected impact of interest rate shocks on net interest income:

                                 Annual change
                                in net interest
             Rate Shock              income             % Change
           --------------       ---------------       ------------
               +300 bp          +$  4.5 million          + 1.4%
               +200 bp          +$  1.4 million          + 0.4%
               +100 bp          +$  1.7 million          + 0.5%
               -100 bp          -$ 10.7 million          - 3.2%
               -200 bp          -$ 20.5 million          - 6.2%
               -300 bp          -$ 34.0 million          -10.2%

Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer term repricing risks and options in the Corporation's balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point "shock" movement in interest rates. The following table summarizes the expected impact of interest rate shocks on economic value of equity.

                                   change in
                                 economic value
             Rate Shock            of equity            % Change
           --------------       ---------------       ------------
               +300 bp          -$ 65.8 million          - 5.5%
               +200 bp          -$ 31.9 million          - 2.6%
               +100 bp          -$  4.3 million          - 0.4%
               -100 bp          -$ 10.8 million          - 0.9%
               -200 bp          -$ 43.7 million          - 3.6%
               -300 bp          -$ 71.4 million          - 5.9%

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

FULTON FINANCIAL CORPORATION



Date:    May 10, 2002                   /s/ Rufus A. Fulton, Jr.
     --------------------               -----------------------------------
                                            Rufus A. Fulton, Jr.
                                            Chairman and Chief Executive Officer

Date:    May 10, 2002                   /s/ Charles J. Nugent
     --------------------               -----------------------------------
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