Form 10-Q
period 2002-06-30
FULTON FINANCIAL CORP
filed 2002-08-14
CIK 700564

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     June 30, 2002     , or
                                    ----------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________to__________



                           Commission File No. 0-10587
                                               -------


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

         Common Stock, $2.50 Par Value - 103,023,491 shares outstanding
         --------------------------------------------------------------
                              as of July 31, 2002.
                              -------------------

                  FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX

Description                                                                            Page
-----------                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

(a)  Consolidated Balance Sheets -
     June 30, 2002 and December 31, 2001...............................................    3

(b)  Consolidated Statements of Income -
     Three and six months ended June 30, 2002 and 2001.................................    4

(c)  Consolidated Statements of Shareholders' Equity -
     Six months ended June 30, 2002 and 2001...........................................    5

(d)  Consolidated Statements of Cash Flows -
     Six months ended June 30, 2002 and 2001...........................................    6

(e)  Notes to Consolidated Financial Statements - June 30, 2002........................    7


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................................   11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................   24


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..............................................   29



SIGNATURES.............................................................................   30

Exhibit Index..........................................................................   31

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)
                                                                                          June 30            December 31
                                                                                            2002                 2001
                                                                                      --------------------------------------
ASSETS
----------------------------------------------------------------------------------------------------------------------------
Cash and due from banks............................................................   $       282,232      $       356,539
Interest-bearing deposits with other banks.........................................             3,118                6,968
Mortgage loans held for sale.......................................................            47,127               18,374
Investment securities:
     Held to maturity (Fair value: $42,165 in 2002 and $50,492 in 2001)............            40,757               49,557
     Available for sale............................................................         1,914,993            1,687,787
Loans, net of unearned income......................................................         5,374,212            5,373,020
      Less: Allowance for loan losses..............................................           (72,801)             (71,872)
                                                                                      -----------------    -----------------
                         Net Loans.................................................         5,301,411            5,301,148
                                                                                      -----------------    -----------------

Premises and equipment.............................................................           123,936              125,617
Accrued interest receivable........................................................            40,061               43,388
Intangible assets..................................................................            72,981               73,286
Other assets.......................................................................           100,511              108,047
                                                                                      -----------------    -----------------

                         Total Assets..............................................   $     7,927,127      $     7,770,711
                                                                                      =================    =================

LIABILITIES
----------------------------------------------------------------------------------------------------------------------------
Deposits:
      Noninterest-bearing..........................................................   $     1,084,920      $     1,094,158
      Interest-bearing.............................................................         4,943,945            4,892,646
                                                                                      -----------------    -----------------
                         Total Deposits............................................         6,028,865            5,986,804
                                                                                      -----------------    -----------------

Short-term borrowings:
     Securities sold under agreements to repurchase................................           298,248              289,659
     Federal funds purchased.......................................................           174,000              105,000
     Demand notes of U.S. Treasury.................................................             5,332                5,676
                                                                                      -----------------    -----------------
                         Total Short-Term Borrowings...............................           477,580              400,335
                                                                                      -----------------    -----------------

Accrued interest payable...........................................................            27,947               35,926
Other liabilities..................................................................            74,976               71,890
Federal Home Loan Bank Advances and long-term debt.................................           451,280              456,802
Corporation-obligated mandatorily redeemable.......................................
     capital securities of subsidiary trust........................................             5,500                7,500
                                                                                      -----------------    -----------------
                         Total Liabilities.........................................         7,066,148            6,959,257
                                                                                      -----------------    -----------------

SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------
Common stock, $2.50 par; Authorized - 400 million shares; Issued - 104.0
    million; Outstanding - 103.3 million...........................................           259,586              207,962
Capital surplus....................................................................           481,991              536,235
Retained earnings..................................................................           101,051               65,649
Accumulated other comprehensive income.............................................            30,776               12,970
Treasury stock, at cost (671,000 shares in 2002 and 572,000 shares in 2001)........           (12,425)             (11,362)
                                                                                      -----------------    -----------------
                         Total Shareholders' Equity................................           860,979              811,454
                                                                                      -----------------    -----------------

                         Total Liabilities and Shareholders' Equity................   $     7,927,127      $     7,770,711
                                                                                      =================    =================
----------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per-share data)


                                                                     Three Months Ended                      Six Months Ended
                                                                           June 30                                June 30
                                                              ---------------------------------      ------------------------------
                                                                   2002               2001                2002               2001
                                                              --------------      -------------      ---------------    -----------
INTEREST INCOME
-----------------------------------------------------------------------------------------------------------------------------------

Loans, including fees .....................................   $       94,094      $     107,804      $      188,576     $   219,534
Investment securities:
     Taxable ..............................................           21,185             18,181              40,814          35,445
     Tax-exempt ...........................................            2,491              2,372               4,872           4,767
     Dividends ............................................              902              1,191               1,956           2,686
Other interest income .....................................               63                924                 139           1,293
                                                              --------------      -------------      --------------     -----------
                         Total Interest Income ............          118,735            130,472             236,357         263,725

INTEREST EXPENSE
-----------------------------------------------------------------------------------------------------------------------------------

Deposits ..................................................           30,840             49,104              64,414          99,527
Short-term borrowings .....................................            2,057              3,148               3,570           9,002
Long-term debt ............................................            6,432              6,883              12,814          14,001
                                                              --------------      -------------      --------------     -----------
                         Total Interest Expense ...........           39,329             59,135              80,798         122,530
                                                              --------------      -------------      --------------     -----------

                         Net Interest Income ..............           79,406             71,337             155,559         141,195
PROVISION FOR LOAN LOSSES .................................            2,680              3,199               5,460           6,378
                                                              --------------      -------------      --------------     -----------
                         Net Interest Income After
                            Provision for Loan Losses .....           76,726             68,138             150,099         134,817
                                                              --------------      -------------      --------------     -----------

OTHER INCOME
-----------------------------------------------------------------------------------------------------------------------------------
Investment management and trust services ..................            7,583              6,739              14,743          13,272
Service charges on deposit accounts .......................            9,300              7,715              18,084          14,692
Other service charges and fees ............................            4,273              3,995               8,378           7,780
Mortgage banking income ...................................            2,782              3,415               6,064           5,342
Investment securities gains ...............................            1,972              3,856               3,370           6,765
Other .....................................................              809                639               2,763           1,638
                                                              --------------      -------------      --------------     -----------
                         Total Other Income ...............           26,719             26,359              53,402          49,489

OTHER EXPENSES
-----------------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits ............................           32,618             28,702              63,665          56,897
Net occupancy expense .....................................            4,263              4,097               8,555           8,307
Equipment expense .........................................            2,716              3,120               5,515           6,071
Data processing ...........................................            2,950              2,847               6,163           5,688
Intangible amortization ...................................              577                981               1,153           1,807
Other                                                                 13,446             12,022              26,487          22,786
                                                              --------------      -------------      --------------     -----------
                         Total Other Expenses .............           56,570             51,769             111,538         101,556
                                                              --------------      -------------      --------------     -----------
                         Income Before Income Taxes .......           46,875             42,728              91,963          82,750
INCOME TAXES ..............................................           14,027             12,401              27,026          24,172
                                                              --------------      -------------      --------------     -----------

                         Net Income .......................   $       32,848      $    $ 30,327      $       64,937     $    58,578
                                                              ==============      =============      ==============     ===========
PER-SHARE DATA:
Net income (basic) ........................................   $         0.32      $        0.29      $         0.63     $      0.57
Net income (diluted) ......................................             0.32               0.29                0.63            0.56
Cash dividends ............................................            0.150              0.136               0.286           0.258
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                                                 Accumulated
                                                                                                    Other
                                                         Shares     Common    Capital   Retained  Comprehen- Treasury
(Dollars in thousands, except per-share data)          Outstanding  Stock     Surplus   Earnings sive Income  Stock       Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001 .......................  103,265,000  $207,962  $ 536,235  $ 65,649   $12,970   $(11,362)    $ 811,454

Comprehensive income:
  Net income .......................................                                      64,937                             64,937
  Other - net unrealized gain on securities (net
                                                                                                                          ---------
      of $9.6 million tax expense) .................                                                17,806                   17,806
                                                                                                                          ---------
    Total comprehensive income .....................                                                                         82,743
                                                                                                                          ---------

Stock split paid in the form of a 25%
  stock dividend (20.6 million shares) .............                 51,624    (51,693)                                         (69)
Stock issued .......................................      326,000               (2,551)                         5,005         2,454
Acquisition of treasury stock ......................     (334,000)                                             (6,068)       (6,068)
Cash dividends - $0.286 per share ..................                                     (29,535)                           (29,535)
                                                     -------------------------------------------------------------------------------

Balance at June 30, 2002 ...........................  103,257,000  $259,586  $ 481,991  $101,051   $30,776   $(12,425)    $ 860,979
                                                     ===============================================================================

Balance at December 31, 2000 .......................  102,460,000  $198,612  $ 472,828  $ 76,615   $ 1,149   $(18,033)    $ 731,171
Comprehensive income:
    Net income .....................................                                      58,578                             58,578


    Other - net unrealized gain on securities                                                                             ---------
    (net of $6.2 million tax expense) ..............                                                11,534                   11,534
                                                                                                                          ---------
    Total comprehensive income .....................                                                                         70,112
                                                                                                                          ---------

Stock dividend - 5% (4.6 million shares) ...........                  9,103     61,377   (70,554)                               (74)
Stock issued .......................................      128,000       246        826                                        1,072
Treasury stock issued ..............................      886,000                  488                         10,852        11,340
Cash dividends - $0.258 per share ..................                                     (25,862)                           (25,862)
                                                     -------------------------------------------------------------------------------

Balance at June 30, 2001 ...........................  103,474,000  $207,961  $ 535,519  $ 38,777   $12,683   $ (7,181)    $ 787,759
                                                     ===============================================================================

--------------------------------------------------------------------------------
See notes to consolidated financial statements

 FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
 (In thousands)

                                                                                                Six Months Ended
                                                                                                    June 30
                                                                                          ----------------------------
                                                                                              2002            2001
                                                                                          ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income ...........................................................................  $     64,937    $     58,578

  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses .........................................................         5,460           6,378
     Depreciation and amortization of premises and equipment ...........................         6,314           6,177
     Net amortization of investment security premiums ..................................           660             112
     Investment security gains .........................................................        (3,370)         (6,765)
     Net increase in mortgage loans held for sale ......................................       (28,753)        (13,854)
     Amortization of intangible assets .................................................         1,153           1,807
     Decrease in accrued interest receivable ...........................................         3,327           2,107
     Increase in other assets ..........................................................        (2,904)         (2,528)
     (Decrease) increase in accrued interest payable ...................................        (7,979)             15
     Increase (decrease) in other liabilities ..........................................         1,629              (7)
                                                                                          ------------    ------------
        Total adjustments ..............................................................       (24,463)         (6,558)
                                                                                          ------------    ------------
        Net cash provided by operating activities ......................................        40,474          52,020
                                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale .................................        17,067          79,218
  Proceeds from maturities of securities held to maturity ..............................        10,281          28,336
  Proceeds from maturities of securities available for sale ............................       263,605         225,409
  Purchase of securities held to maturity ..............................................        (1,672)         (1,669)
  Purchase of securities available for sale ............................................      (477,579)       (539,889)
  Increase (decrease) in short-term investments ........................................         3,850         (95,904)
  Net decrease (increase) in loans .....................................................        (5,723)         51,510
  Net cash paid for Dearden Maguire ....................................................             -         (14,624)
  Net cash paid for Branch Acquisition .................................................             -         (28,820)
  Purchase of premises and equipment ...................................................        (4,633)        (17,460)
                                                                                          ------------    ------------
        Net cash used in investing activities ..........................................      (194,804)       (313,893)
                                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand and savings deposits ..........................................       146,505         238,243
  Net (decrease) increase in time deposits .............................................      (104,444)        236,731
  Decrease in long-term debt ...........................................................        (7,522)        (65,560)
  Increase (decrease) in short-term borrowings .........................................        77,245        (156,404)
  Dividends paid .......................................................................       (28,078)        (24,458)
  Net proceeds from issuance of common stock ...........................................         2,385          12,338
  Acquisition of treasury stock ........................................................        (6,068)              -
                                                                                          ------------    ------------
        Net cash provided by financing activities ......................................        80,023         240,890
                                                                                          ------------    ------------

  Net Decrease in Cash and Due From Banks ..............................................       (74,307)        (20,983)
  Cash and Due From Banks at Beginning of Period .......................................       356,539         282,586
                                                                                          ------------    ------------
  Cash and Due From Banks at End of Period .............................................  $    282,232    $    261,603
                                                                                          ============    ============

  Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
     Interest ..........................................................................  $     88,777    $    122,515
     Income taxes ......................................................................        25,225          22,441

--------------------------------------------------------------------------------
     See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows (in thousands):

                                                            Three months ended              Six months ended
                                                                  June 30                        June 30
                                                       -------------------------------------------------------------
                                                            2002            2001            2002           2001
                                                       --------------   ------------- --------------  --------------
Weighted average shares outstanding (basic) ........          103,190         103,274        103,185         103,077
Impact of common stock equivalents .................              722             638            714             689
                                                       --------------   ------------- --------------  --------------
Weighted average shares outstanding (diluted) ......          103,912         103,912        103,899         103,766
                                                       ==============   ============= ==============  ==============

NOTE C - 5-for-4 Stock Split

The Corporation declared a 5-for-4 stock split on March 19, 2002. The stock split was paid in the form of a 25% stock dividend on May 20, 2002 to shareholders of record on April 24, 2002. All share and per-share information has been restated to reflect the impact of this stock split.

NOTE D - Comprehensive Income

The following table summarizes the reclassification adjustment for realized security gains (net of taxes) for each of the indicated periods (in thousands):

                                                                                    Six Months Ended
                                                                                        June 30
                                                                           ----------------------------------
                                                                                2002               2001
                                                                           ----------------  ----------------
Unrealized holding gains arising during period (net of tax) ..........     $         19,997  $         15,931
Less: reclassification adjustment for realized
      gains included in net income ...................................               (2,191)           (4,397)
                                                                           ----------------  ----------------
Net unrealized gains on securities ...................................     $         17,806  $         11,534
                                                                           ================  ================

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

The Corporation evaluated its recorded goodwill under Statement 142 as of January 1, 2002 and concluded that there was no impairment at that date. In addition, as a result of eliminating amortization of goodwill in 2002, the Corporation expects to realize a net income benefit of $3.1 million for the entire year. For the first six months of 2002, the benefit was approximately $1.6 million, or $0.015 per share (basic and diluted).

In addition, as a result of adopting Statement 142, the Corporation recognized $848,000 in income from the reversal of negative goodwill balances as of January 1, 2002.

The following table summarizes the Corporation's intangible assets as of June 30, 2002 and 2001 and the amortization expense recognized during the first six months of 2002 and 2001.

                                                                               Balance                   Amortization
                                                                      --------------------------  --------------------------
                                                                                                    Six Months Ended June
------------------------------
                                  Type of                                      June 30                        30
------------------------------                                        --------------------------  --------------------------
         Description               Asset         Acquisition Date         2002          2001          2002          2001
------------------------------  ------------  ----------------------  ------------  ------------  ------------  ------------
                                                                                          (in thousands)
Branch Acquisition                  (1)       June, 2001              $     29,246  $     30,949  $        903  $        156
Dearden Maguire                   Goodwill    January, 2001                 15,108        13,906             -           357
Skylands Comm. Bank               Goodwill    August, 2000                  15,832        16,415             -           648
Central PA Fin. Corp.             Goodwill    September, 1994                8,808         9,366             -           558
Other                               (2)       Various                        3,987         3,490           250            88
                                                                      ------------  ------------  ------------  ------------
                                                                      $     72,981  $     74,126  $      1,153  $      1,807
                                                                      ============  ============  ============  ============

(1) Consists of $8.4 million of a core deposit intangible asset and $20.8 million of an unidentifiable intangible asset as defined by Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" (Statement 72).

(2)  Consists of Statement 72 unidentifiable intangible assets.

The following table adjusts net income and net income per share for the amortization expense related to Statement 142 goodwill that is no longer being amortized in 2002 (in thousands, except per-share amounts):

                                                  Three Months Ended June 30       Six Months Ended June 30
                                                        2002          2001           2002          2001
                                                  ------------   ------------    ------------   ------------
Net income, as reported                           $     32,848   $     30,327    $     64,937   $     58,578
Amortization of goodwill                                     -            782               -          1,563
                                                  ------------   ------------    ------------   ------------
Net income, as adjusted                           $     32,848   $     31,109    $     64,937   $     60,141
                                                  ============   ============    ============   ============

                                                  Three Months Ended June 30       Six Months Ended June 30
                                                      2002            2001           2002          2001 (1)
                                                  ------------   ------------    ------------   ------------
Basic net income per share                        $       0.32   $     0.29      $       0.63   $       0.57
Amortization of goodwill                                     -         0.01                 -           0.02
                                                  ------------   ----------      ------------   ------------
Basic net income per share, as adjusted           $       0.32   $     0.30      $       0.63   $       0.58
                                                  ============   ==========      ============   ============
Diluted net income per share                      $       0.32   $     0.29      $       0.63   $       0.56
Amortization of goodwill                                     -         0.01                 -           0.02
                                                  ------------   ----------      ------------   ------------
Diluted net income per share, as adjusted         $       0.32   $     0.30      $       0.63   $       0.58
                                                  ============   ==========      ============   ============

(1) Basic net income per share, as adjusted, does not sum due to rounding.

NOTE F - Acquisitions

Drovers Bancshares Corporation - On July 1, 2001, the Corporation completed its acquisition of Drovers Bancshares Corporation (Drovers), an $820 million bank holding company located in York, Pennsylvania. Under the terms of the merger agreement, each of the 5.2 million shares of Drovers common stock was exchanged for 1.628 shares of the Corporation's common stock. In addition, each of the options to acquire Drovers stock was exchanged for options to purchase the Corporation's common stock.

As a result of the acquisition, Drovers was merged with and into Fulton Financial Corporation and its wholly owned bank subsidiary, The Drovers & Mechanics Bank, was merged into Fulton Bank, the Corporation's largest subsidiary bank.

The acquisition of Drovers was accounted for as a pooling of interests and, as such, all financial information presented for periods prior to the merger has been restated to include the accounts and results of operations of Drovers.

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

The Corporation has made, and may continue to make, certain forward-looking statements with respect to its management of net interest income and margin, the ability to realize gains on equity investments, allowance and provision for loan losses, expected levels of certain non-interest expenses, the impact of acquisitions on future results and state income tax expenses. The Corporation cautions that these forward-looking statements are subject to various assumptions, risks and uncertainties. Because of the possibility of changes in these assumptions, risks and uncertainties, actual results could differ materially from forward-looking statements.

In addition to the factors identified herein, the following could cause actual results to differ materially from such forward looking statements: pricing pressures on loan and deposit products, actions of bank and nonbank competitors, changes in local and national economic conditions, changes in regulatory requirements and regulatory oversight of the Corporation, actions of the Federal Reserve Board (FRB), the Corporation's success in merger and acquisition integration and changes in national, state and local laws.

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

Provision and Allowance for Loan Losses - The Corporation periodically reviews the balance of the allowance for loan losses to assess its adequacy and increases or decreases its provision based on the results of these reviews. The Corporation's allowance review procedures consist of the following:

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

The allowance review procedures are performed on a quarterly basis by the Corporation's Loan Review staff and are applied individually to each of the Corporation's subsidiary banks. The results are aggregated and reviewed by Corporation management to conclude as to the adequacy and appropriateness of the consolidated allowance as of the end of each quarterly period.

Goodwill - With the adoption of Statement 142 on January 1, 2002, the Corporation discontinued the amortization of goodwill associated with qualifying acquisitions accounted for as purchases. As of January 1, 2002, and at least annually thereafter, recorded goodwill is subject to impairment testing to determine whether write-downs of the recorded balances are necessary.

The Corporation tests for impairment by first allocating its goodwill to defined reporting units. A fair value is then determined for each reporting unit. Assuming that the fair values of the reporting units exceed their book values, no write-down of the recorded goodwill is necessary. If the fair value is less than the book value, an additional test is necessary to assess the proper carrying value of the goodwill. As of January 1, 2002, the Corporation determined that no impairment write-offs were necessary.

Business unit valuation is inherently subjective, with a number of factors based on assumptions and management judgments. Among these are future growth rates for the reporting units, discount rates and earnings capitalization rates.

RESULTS OF OPERATIONS

Quarter ended June 30, 2002 versus Quarter ended June 30, 2001

Fulton Financial Corporation's net income for the second quarter of 2002 increased $2.5 million, or 8.3%, in comparison to net income for the second quarter of 2001. Diluted net income per share increased $0.03, or 10.3%, compared to 2001. The increase from 2001 resulted from an increase in net interest income, higher other income and fees and a lower provision for loan losses, offset by increases in expenses and lower investment securities gains.

Net Interest Income

Two recent events have impacted the Corporation's net interest income. First, the FRB enacted a series of reductions to short term interest rates, which resulted in a significant decline in the Corporation's prime lending rate. The second event was the Corporation's June 2001 acquisition of 18 branches (Acquired Branches), which included approximately $300 million in deposits and $50 million in loans.

The rate reduction initially had a negative impact on the Corporation's net interest income and net interest margin as its assets - particularly floating rate loans - repriced to lower rates more quickly than its time deposits. In addition, the deposits assumed from the Acquired Branches replaced some of the Corporation's short-term borrowings, which were becoming less expensive as rates declined. While this resulted in further compression of the net interest margin in the short term, this acquisition is expected to be beneficial from a long-term asset/liability management perspective.

The Corporation's net interest margin reached a low of 4.22% in the third quarter of 2001 and has since rebounded to reach 4.47% for the second quarter of 2002. This reflects the eventual repricing of time deposits as maturing accounts were reinvested at lower rates or were held in lower cost demand and savings deposits. For the second quarter of 2002, net interest income increased $8.1 million, or 11.3%, as compared to the same period in 2001, and the net interest margin improved to 4.47% from 4.24% a year ago.

The following table provides a comparative average balance sheet and net interest income analysis for the second quarter of 2002 as compared to the same period in 2001. All dollar amounts are in thousands.

                                                   Quarter Ended June 30, 2002                Quarter Ended June 30, 2001
                                            ---------------------------------------  --------------------------------------------
                                               Average                      Yield/       Average                        Yield/
ASSETS                                         Balance       Interest      Rate (1)      Balance       Interest        Rate (1)
-----------------------------------------   ------------   ------------   ---------- --------------  ------------     -----------
Interest-earning assets:
  Loans and leases .......................  $  5,426,851   $  94,094        6.95%    $ 5,335,239     $    107,804        8.10%
  Taxable investment securities ..........     1,529,697      21,185        5.55       1,191,548           18,181        6.12
  Tax-exempt investment securities .......       232,691       2,491        4.29         216,574            2,372        4.39
  Equity securities ......................       109,048         902        3.32         100,593            1,191        4.75
  Short-term investments .................        16,755          63        1.51          86,885              924        4.27
                                            ------------   ---------      ------     -----------     ------------     -------
Total interest-earning assets ............     7,315,042     118,735        6.51%      6,930,839          130,472        7.55%
Noninterest-earning assets:
  Cash and due from banks ................       238,775                                 234,676
  Premises and equipment .................       124,501                                 122,462
  Other assets ...........................       233,272                                 202,796
  Less: Allowance for loan losses ........       (73,058)
                                            ------------
                                                                                         (67,510)
                                                                                     -----------
          Total Assets ...................  $  7,838,532                             $ 7,423,263
                                            ============                             ===========

                                                   Quarter Ended June 30, 2002                Quarter Ended June 30, 2001
                                            ---------------------------------------  --------------------------------------------
                                               Average                      Yield/       Average                        Yield/
LIABILITIES AND EQUITY                         Balance       Interest      Rate (1)      Balance       Interest        Rate (1)
-----------------------------------------   ------------   -----------    ---------  --------------  ------------     -----------
Interest-bearing liabilities:
  Demand deposits ........................  $    848,303   $   1,368        0.65%    $   714,923     $      2,245        1.26%
  Savings deposits .......................     1,529,307       4,293        1.13       1,278,134            6,712        2.11
  Time deposits ..........................     2,529,819      25,179        3.99       2,817,844           40,147        5.71
  Short-term borrowings ..................       503,366       2,057        1.64         321,331            3,148        3.93
  Long-term debt .........................       457,977       6,432        5.63         502,157            6,883        5.50
                                            ------------   ---------      ------     -----------        ---------     -------
Total interest-bearing liabilities .......     5,868,772      39,329        2.69%      5,634,389           59,135        4.21%
Noninterest-bearing liabilities:
  Demand deposits ........................     1,042,356                                 903,838
  Other ..................................        97,135                                 115,483
                                            ------------                             -----------
          Total Liabilities ..............     7,008,263                               6,653,710
Shareholders' equity .....................       830,269                                 769,553
                                            ------------                             -----------
          Total Liabilities and
            Shareholders' Equity .........  $  7,838,532                             $ 7,423,263
                                            ============                             ===========
Net interest income ......................                 $  79,406                                 $     71,337
                                                           =========                                 ============

Net yield on interest-earning assets .....                                  4.47%                                        4.24%
                                                                          ======                                      =======

(1) Yields on tax-exempt securities are not fully taxable equivalent (FTE).

The following table summarizes the changes in interest income and expense due to changes in average balances (volume) and changes in rates.

                                                                   Three Months Ended June 30
                                                                           2002 vs. 2001
                                                                     Increase (decrease) due
                                                                           To change in
                                                             Volume            Rate              Net
                                                        ---------------   ---------------  ---------------
                                                                           (in thousands)
     Interest income on:
       Loans and leases ............................    $        1,850    $      (15,560)  $      (13,710)
       Taxable investment securities ...............             6,417            (3,413)           3,004
       Tax-exempt investment securities ............               175               (56)             119
       Equity securities ...........................              (390)              101             (289)
       Short-term investments ......................              (748)             (113)            (861)
                                                        ---------------   ---------------  ---------------

         Total interest-earning assets .............    $        7,304    $      (19,041)  $      (11,737)
                                                        ===============   ===============  ===============

     Interest expense on:
       Demand deposits .............................    $          416    $       (1,293)  $         (877)
       Savings deposits ............................             1,319            (3,738)          (2,419)
       Time deposits ...............................            (4,095)          (10,873)         (14,968)
       Short-term borrowings .......................             1,782            (2,873)          (1,091)
       Long-term debt ..............................              (615)              164             (451)
                                                        ---------------   ---------------  ---------------

         Total interest-bearing liabilities ........    $       (1,193)   $      (18,613)  $      (19,806)
                                                        ===============   ===============  ===============

Interest income decreased $11.7 million, or 9.0%, mainly as a result of the 104 basis point decrease in rates, which accounted for a $19.0 million decline in interest income. As previously discussed, average yields decreased from the second quarter of 2001 due to a general decrease in interest rates as a result of the actions of the FRB. The Corporation's prime lending rate averaged 7.26% during the second quarter of 2001, dropping to an average of 4.75% during the same period in 2002. The decrease in interest income as a result of rate changes was partially offset by a $7.3 million increase due to average balance growth, primarily in investment securities.

The Corporation's average loan portfolio increased by $91.6 million, or 1.7%. Increases in commercial mortgages ($105.7 million, or 6.7%) and commercial loans ($142.0 million, or 10.0%) were almost entirely offset by decreases in consumer loans ($18.5 million, or 1.4%) and residential mortgages ($141.1 million, or 14.8%). Consumer loans decreased mainly in direct and indirect automobile loans ($108.0 million or 20.1%) due to the Corporation electing not to compete with manufacturer-sponsored loan rate incentives. These decreases were offset in part by increases in home equity loans ($81.5 million, or 13.3%), as consumers took advantage of the lower rates available on these loans. The residential mortgage portfolio continued to decline as lower mortgage rates fueled refinance activity. In addition, in May 2001 the Corporation sold approximately $100 million of existing residential mortgages for balance sheet management purposes.

Average investment securities increased $369.0 million, or 24.2%, as a result of deposit growth in excess of net increases in loans. The deposit growth was generated mainly by the Acquired Branches, which contributed $250 million to the net increase in average balances. The Corporation used these funds to purchase investment securities, particularly mortgage-backed securities, which grew by $350.6 million, or 34.3%.

Interest expense decreased $19.8 million, or 33.5%. This resulted from a combination of declining interest rates, and a shift in the composition of interest-bearing liabilities from higher rate time deposits and other interest-bearing liabilities to lower rate demand and savings deposits. Interest bearing demand and savings deposits increased $384.6 million, or 19.3%, while all other interest bearing liabilities decreased by $150.2 million, or 4.1%. The

Acquired Branches contributed $219 million to the increase in interest-bearing deposits. The $234.4 million, or 4.2%, increase in average interest-bearing liabilities actually resulted in a $1.2 million decrease in interest expense, due to the change in the composition of these liabilities. A 152 basis point decline in the average cost of interest-bearing funds resulted in a $18.6 million decrease in interest expense.

The average yield on earning assets decreased 104 basis points (a 13.8% decline) during the period while the cost of interest-bearing liabilities decreased 152 basis points (a 36.1% decline). This resulted in a 23 basis point increase in net interest margin compared to the same period in 2001. The Corporation continues to manage its asset/liability position and interest rate risk through the methods discussed in the "Market Risk" section of this document. Management believes that these procedures have been effective in managing the net interest margin during this period of decreasing rates.

Provision and Allowance for Loan Losses

The following table summarizes loans outstanding (including unearned income) as of the dates shown:

                                                    June 30           December 31        June 30
                                                      2002               2001              2001
                                               -----------------    --------------    --------------
                                                                    (in thousands)
     Commercial, financial and agricultural .. $       1,551,856    $    1,495,380    $    1,439,471
     Real estate - construction ..............           241,769           267,627           256,607
     Real estate - residential mortgage ......         1,403,604         1,468,799         1,444,840
     Real estate - commercial mortgage .......         1,517,856         1,428,066         1,390,082
     Consumer ................................           585,288           626,985           715,958
     Leasing and other .......................            73,839            86,163            72,074
                                               -----------------    --------------    --------------

        Total Loans .......................... $       5,374,212    $    5,373,020    $    5,319,032
                                               =================    ==============    ==============

The following table summarizes the activity in the Corporation's allowance for loan losses:

                                                                                Three Months Ended
                                                                                      June 30
                                                                         -------------------------------
                                                                             2002               2001
                                                                         --------------    -------------
                                                                              (dollars in thousands)
    Loans outstanding at end of period (net of unearned) ...........     $   5,374,212     $   5,319,032
                                                                         =============     =============
    Daily average balance of loans and leases ......................         5,426,851         5,335,239
                                                                         =============     =============
    Balance of allowance for loan losses
         at beginning of period ....................................     $      72,083     $      66,029

    Loans charged-off:
        Commercial, financial and agricultural .....................             1,548             2,497
        Real estate - mortgage .....................................               156               158
        Consumer ...................................................             1,199             1,706
        Leasing and other ..........................................               132               179
                                                                         -------------     -------------
        Total loans charged-off ....................................             3,035             4,540
                                                                         -------------     -------------
    Recoveries of loans previously charged-off:
        Commercial, financial and agricultural .....................               100               229
        Real estate - mortgage .....................................               191                93
        Consumer ...................................................               740               774
        Leasing and other ..........................................                42                34
                                                                         -------------     -------------
        Total recoveries ...........................................             1,073             1,130
                                                                         -------------     -------------

    Net loans charged-off ..........................................             1,962             3,410

    Allowance purchased (Acquired Branches) ........................                 -             2,085

    Provision for loan losses ......................................             2,680             3,199
                                                                         -------------     -------------
    Balance at end of period .......................................     $      72,801     $      67,903
                                                                         =============     =============

    Net charge-offs to average loans (annualized) ..................              0.14%             0.26%
                                                                         =============     =============
    Allowance for loan losses to loans outstanding .................              1.35%             1.28%
                                                                         =============     =============

The following table summarizes the Corporation's non-performing assets as of the indicated dates.

                                                                June 30          Dec. 31          June 30
    (Dollars in thousands)                                       2002              2001             2001
                                                           ---------------    --------------    ------------
    Nonaccrual loans ...................................   $      20,983      $     22,794      $   22,553
    Loans 90 days past due and accruing ................          10,588             9,368           9,992
    Other real estate owned (OREO) .....................           1,373             1,817           1,809
                                                           ---------------    --------------    ------------
    Total non-performing assets ........................   $      32,944      $     33,979      $   34,354
                                                           ===============    ==============    ============

    Non-performing loans/Total loans ...................            0.59%             0.60%           0.61%
    Non-performing assets/Total assets .................            0.42%             0.44%           0.45%
    Non-performing assets/Total loans and OREO .........            0.61%             0.65%           0.65%
    Allowance/Non-performing loans .....................             231%              223%            209%

As a percentage of total loans, commercial loans and mortgages increased to 57.1% of the total portfolio at June 30, 2002 from 54.4% at June 30, 2001. This shift reflects increases in these loan types as well as a decrease in residential mortgages from 27.3% in 2001 to 26.1% in 2002 resulting from refinance activity and sales of residential mortgages. This change in the loan mix to higher risk commercial loans is considered in the Corporation's assessment of the adequacy of its allowance for loan losses.

For the second quarter of 2002, net charge-offs totaled $2.0 million, or 0.14%, of average loans on an annualized basis. This was a $1.4 million, or 42.5%, improvement from the $3.4 million, or 0.26%, in net charge-offs for the second quarter of 2001.

Non-performing assets decreased slightly to $32.9 million, or 0.42% of total assets, at June 30, 2002, from $34.4 million, or 0.45% of total assets, at June 30, 2001. The total provision for loan losses decreased $519,000, or 16.2%, to $2.7 million in 2002. This decrease was consistent with the reduction in net charge-offs and during the period. See "Critical Accounting Policies" for a summary of the Corporation's procedures for assessing the adequacy of the allowance for loan losses.

The Corporation makes loans to real estate developers in the normal course of business. From time to time, various economic and geographic conditions may impact the viability of a developers' construction projects. The Corporation has $14.5 million in loans outstanding to a developer for both commercial and residential projects in a geographic area that has been impacted by drought conditions. Because of drought conditions, the issuance of water and sewer permits has been delayed. Because of these delays, the projects have not been completed as originally anticipated and the developer's operations have been negatively impacted. The developer is currently actively pursuing resolution of the issues.

As of June 30, 2002, the loans were not classified as non-performing. However, as of the date of this report, these loans are 30 days past due. The Corporation continues to closely monitor this lending relationship. Depending on future developments, some of which are beyond the control of the developer, the loans may be classified as non-performing in the future.

Other Income

Other income for the quarter ended June 30, 2002 was $26.7 million, an increase of $360,000, or 1.4%, over the comparable period in 2001. Excluding investment security gains, which decreased from $3.9 million in 2001 to $2.0 million in 2002, other income increased $2.2 million, or 10.0%.

The most significant increase, in terms of percentage growth, was realized in service charges on deposit accounts, which increased $1.6 million, or 20.5%, to $9.3 million. This increase was due to the increase in deposits from the Acquired Branches as well as strong growth in transaction accounts. This increase was offset in part by a $633,000, or 18.5%, decrease in mortgage banking income. In general, refinance volumes have remained strong and continue to generate healthy gains for the Corporation. However, 2001 included a one-time gain on the sale of existing mortgages, which contributed $1.0 million in additional gains. Excluding this gain, mortgage banking income increased $367,000, or 15.2%. The Corporation's policy is to sell all qualifying fixed rate mortgage loans it originates in order to limit interest rate risk.

Investment management and trust services income increased $844,000, or 12.5%, mainly due to brokerage services. Other service charges and fees also realized a moderate increase of $278,000, or 7.0%, reflecting the Corporation's efforts to increase non-interest revenues.

Other Expenses

Total other expenses for the second quarter of 2002 of $56.6 million increased $4.8 million, or 9.3%, from 2001. The increase was mainly due to a $3.9 million, or 13.6%, increase in salaries and benefits. In addition, data processing increased $103,000, or 3.6%, and other expenses increased $2.3 million, or 18.9%. Partially offsetting these increases was a decrease in intangible amortization of $404,000, or 41.2%.

The increase in salaries and benefits is attributable to the continued growth of the Corporation, both internally and through the acquisition of additional branches and the resulting expansion of its employee base. In addition, normal merit increases and additional overtime and part-time employees to assist in recent systems conversions also contributed to the increase. The employee benefits component of the expense increased $1.3 million, or 27.9%, due to the increase in the number of employees as well as rising health plan expenses and an increase in retirement plan expense.

Net occupancy expense had a moderate increase of $166,000, or 4.1%, over the same period in 2001, while equipment expenses were down by $404,000, or 12.9%. The net occupancy expense increase resulted mainly from depreciation expense and other occupancy costs related to the Corporation's new office building at its main office location. Equipment expense decreased due to operational efficiencies realized from the acquisition of Drovers in July, 2001.

Intangible amortization decreased $404,000, or 41.2%. As a result of adopting Statement 142, goodwill amortization decreased by $782,000 as compared to 2001. Partially offsetting this decrease was a $294,000 increase in intangible amortization as a result of unidentifiable intangible assets and core deposit intangible assets recorded in connection with the Acquired Branches (See Note E to the Consolidated Financial Statements).

The 3.6% increase in data processing expense was due to an increase in the number of accounts and customers being serviced. Other expense increased $1.4 million, or 11.8%, to $13.5 million in 2002. This was due to normal growth and additional advertising costs related to a significant branding campaign.

Income Taxes

Income tax expense for the second quarter of 2002 was $14.0 million, a $1.6 million, or 13.1%, increase from $12.4 million in 2001. The Corporation's effective tax rate was approximately 29.9% in 2002 as compared to 29.0% in 2001. The effective rate is lower than the federal statutory rate of 35% due mainly to investments in tax-free municipal securities and federal tax credits from investments in low and moderate income housing partnerships.

In July, 2002, the State of New Jersey enacted tax legislation that could result in up to $1.5 million of additional state income tax for the Corporation as a result of its operations in that state. Any additional tax liability will be recognized over the remainder of 2002.

Six Months ended June 30, 2002 versus Six Months ended June 30, 2001

Fulton Financial Corporation's net income for the first six months of 2002 increased $6.4 million, or 10.9%, in comparison to net income for the same period in 2001. Diluted net income per share increased $0.07, or 12.5%, compared to 2001. Net income for the first six months of 2002 of $64.9 million, or $0.63 per share (basic and diluted) represented an annualized return on average assets
(ROA) of 1.69% and an annualized return on average equity (ROE) of 15.93%. This compares to 2001 net income of $58.6 million, or $0.57 per share (basic) and $0.56 per share (diluted), for a 1.60% ROA and a 15.63% ROE.

Net Interest Income

For the first six months of 2002, net interest income increased $14.4 million, or 10.2%. This increase is mainly due to the impact of the FRB rate reductions and the Acquired Branches. The following table provides a comparative average balance sheet and net interest income analysis for the first six months of 2002 as compared to the same period in 2001. All dollar amounts are in thousands.

                                                   Six Months Ended June 30, 2002             Six Months Ended June 30, 2001
                                              -----------------------------------------  -----------------------------------------
                                                 Average                       Yield/       Average                       Yield/
ASSETS                                           Balance        Interest      Rate (1)      Balance        Interest      Rate (1)
-------------------------------------------   ------------    ------------   ----------  -----------    ------------   -----------
Interest-earning assets:
  Loans and leases ........................   $ 5,408,413     $   188,576        7.03%   $5,356,480      $  219,534        8.26%
  Taxable investment securities ...........     1,464,280          40,814        5.62     1,144,959          35,445        6.24
  Tax-exempt investment securities ........       226,217           4,872        4.34       217,663           4,767        4.42
  Equity securities .......................       106,050           1,956        3.72       103,770           2,686        5.22
  Short-term investments ..................        15,371             139        1.82        56,076           1,293        4.65
                                              ------------    ------------   ----------  -----------    ------------   -----------
Total interest-earning assets .............     7,220,331         236,357        6.60     6,878,948         263,725        7.73
Noninterest-earning assets:
  Cash and due from banks .................       241,845                                   235,608
  Premises and equipment ..................       123,863                                   120,767
  Other assets ............................       230,316                                   195,212
  Less: Allowance for loan losses .........       (72,751)                                  (67,111)
                                              ------------                               -----------
          Total Assets ....................   $ 7,743,604                                $7,363,424
                                              ============                               ===========

Interest-bearing liabilities:
  Demand deposits .........................   $   834,698     $     2,643        0.64%   $  691,796      $    4,653        1.36%
  Savings deposits ........................     1,492,423           8,407        1.14     1,248,461          14,667        2.37
  Time deposits ...........................     2,567,157          53,364        4.19     2,778,457          80,207        5.82
  Short-term borrowings ...................       444,657           3,570        1.62       381,816           9,002        4.75
  Long-term debt ..........................       460,825          12,814        5.61       512,508          14,001        5.51
                                              ------------    ------------   ----------  -----------    ------------   -----------
Total interest-bearing liabilities ........     5,799,760          80,798        2.81     5,613,038         122,530        4.40

Noninterest-bearing liabilities:
  Demand deposits .........................     1,021,418                                   878,117
  Other ...................................       100,316                                   116,525
                                              ------------                               -----------
          Total Liabilities ...............     6,921,494                                 6,607,680
Shareholders' equity ......................       822,110                                   755,744
                                              ------------                               -----------
          Total Liabilities and
            Shareholders' Equity ..........   $ 7,743,604                                $7,363,424
                                              ============                               ===========
Net interest income .......................                   $   155,559                                $  141,195
                                                              ============                              ============
Net interest margin (FTE) .................                                      4.45%                                     4.24%
                                                                             ==========                                ===========

(1) Yields on tax-exempt securities are not fully taxable equivalent (FTE).

The following table summarizes the changes in interest income and expense due to changes in average balances (volume) and changes in rates.

                                                                  Six Months Ended
                                                                   2002 vs. 2001
                                                                Increase (decrease) due
                                                                    To change in
                                                 --------------------------------------------------
                                                      Volume            Rate              Net
                                                 ---------------   ---------------  ---------------
                                                                    (in thousands)
       Interest income on:
         Loans and leases ...................... $        2,120    $      (33,078)  $      (30,958)
         Taxable investment securities .........         12,798            (7,429)           5,369
         Tax-exempt investment securities ......            172               (67)             105
         Equity securities .....................             59              (789)            (730)
         Short-term investments ................           (940)             (214)          (1,154)
                                                 ---------------   ---------------  ---------------

           Total interest-earning assets ....... $       14,209    $      (41,577)  $      (27,368)
                                                 ===============   ===============  ===============

       Interest expense on:
         Demand deposits ....................... $          967    $       (2,977)  $       (2,010)
         Savings deposits ......................          2,856            (9,116)          (6,260)
         Time deposits .........................         (6,099)          (20,744)         (26,843)
         Short-term borrowings .................          1,477            (6,909)          (5,432)
         Long-term debt ........................         (1,407)              220           (1,187)
                                                 ---------------   ---------------  ---------------

           Total interest-bearing liabilities .. $       (2,206)   $      (39,526)  $      (41,732)
                                                 ===============   ===============  ===============

Interest income decreased $27.4 million, or 10.4%, mainly as a result of the 113 basis point decrease in rates, which caused a $41.6 million decline in interest income. This was offset by a $14.2 million increase resulting from growth in average balances, particularly investment securities. The Corporation's prime lending rate averaged 7.90% during the first six months of 2001, dropping to an average of 4.75% during the same period in 2002.

The Corporation's average loan portfolio grew by approximately $51.9 million, or 1.0%. As was the case with the second quarter, growth in commercial mortgages ($98.1 million, or 6.3%) and commercial loans ($119.3 million, or 8.4%) was offset by declines in consumer loans ($21.9 million, or 1.7%) and residential mortgages ($149.4 million, or 15.3%). The residential mortgage portfolio continued to decline as lower mortgage rates fueled refinance activity. In addition, in May 2001, the Corporation sold approximately $100 million of existing residential mortgages for balance sheet management purposes.

Interest expense decreased $41.7 million, or 34.1%, due to a combination of declining rates, and a shift in the composition of deposit liabilities from higher cost time deposits to lower rate demand and savings deposits. Interest-bearing demand and savings deposits increased $386.9, million or 19.9%, while all other interest-bearing liabilities decreased by $200.1 million, or 5.4%. The Acquired Branches contributed $231.0 million to the increase in interest-bearing deposits. The $186.7 million, or 3.3%, increase in average interest-bearing liabilities actually resulted in a $2.2 million decrease in interest expense, due to the change in the composition of these liabilities. A 159 basis point decline in the average cost of interest-bearing funds resulted in a $39.5 million decrease in interest expense.

The average yield on earning assets decreased 113 basis points (a 25.7% decline) during the period while the cost of interest-bearing liabilities decreased 159 basis points (a 36.1% decline). This resulted in a 21 basis point increase in net interest margin compared to the same period in 2001. See the "Market Risk" section of this document for a discussion of procedures for managing the Corporation's net interest income and net interest margin.

Provision for Loan Losses

The following table summarizes the activity in the Corporation's allowance for loan losses:

                                                                       Six Months Ended
                                                                            June 30
                                                             ---------------------------------------
                                                                   2002                 2001
                                                             ------------------   ------------------
                                                                    (dollars in thousands)
Loans outstanding at end of period (net of unearned)......   $     5,374,212      $      5,319,032
                                                             ==================   ==================
Daily average balance of loans and leases.................   $     5,408,413      $      5,356,480
                                                             ==================   ==================
Balance of allowance for loan losses
     at beginning of period...............................   $        71,872      $         65,640

Loans charged-off:
    Commercial, financial and agricultural................             2,353                 4,218
    Real estate - mortgage................................               966                   421
    Consumer..............................................             2,923                 3,510
    Leasing and other.....................................               321                   332
                                                             ------------------   ------------------
    Total loans charged-off...............................             6,563                 8,481
                                                             ------------------   ------------------

Recoveries of loans previously charged-off:
    Commercial, financial and agricultural................               478                   371
    Real estate - mortgage................................               229                   282
    Consumer..............................................             1,282                 1,589
    Leasing and other.....................................                43                    39
                                                             ------------------   ------------------
    Total recoveries......................................             2,032                 2,281
                                                             ------------------   ------------------

Net loans charged-off.....................................             4,531                 6,200

Allowance purchased (Acquired Branches)...................                 -                 2,085

Provision for loan losses.................................             5,460                 6,378
                                                             ------------------   ------------------

Balance at end of period..................................   $        72,801            $   67,903
                                                             ==================   ==================

Net charge-offs to average loans (annualized).............              0.17%                 0.23%
                                                             ==================   ==================
Allowance for loan losses to loans outstanding............              1.35%                 1.28%
                                                             ==================   ==================

Refer to the "Critical Accounting Policies" section of Management's Discussion of the second quarter results of operations for a summary of the Corporation's process for establishing the provision and allowance for loan losses.

As a percentage of total loans, commercial loans and mortgages increased to 57.1% of the total portfolio at June 30, 2002 from 54.4% at June 30, 2001. This shift reflects increases in these loan types as well as a decrease in residential mortgages from 27.3% in 2001 to 26.1% in 2002 resulting from refinance activity and sales of residential mortgages. This change in the loan mix to higher risk commercial loans is considered in the Corporation's assessment of the adequacy of its allowance for loan losses.

For the first six months of 2002, net charge-offs totaled $4.5 million, or 0.17%, of average loans on an annualized basis. This compares to $6.2 million, or 0.23%, for the first half of 2001 and 0.20% for all of 2001. Non-performing loans, including loans 90 days past due and still accruing, to total loans were 0.59% at June 30, 2002 as compared to 0.60% at December 31, 2001 and 0.61% at June 30, 2001.

The provision for loan losses of $5.5 million for the first half of 2002 decreased $918,000, or 14.4%, in comparison to 2001. This decrease was consistent with the reduction in net charge-offs during the period.

The Corporation makes loans to real estate developers in the normal course of business. From time to time, various economic and geographic conditions may impact the viability of a developers' construction projects. The Corporation has $14.5 million in loans outstanding to a developer for both commercial and residential projects in a geographic area that has been impacted by drought conditions. Because of drought conditions, the issuance of water and sewer permits has been delayed. Because of these delays, the projects have not been completed as originally anticipated and the developer's operations have been negatively impacted. The developer is currently actively pursuing resolution of the issues.

As of June 30, 2002, the loans were not classified as non-performing. However, as of the date of this report, these loans are 30 days past due. The Corporation continues to closely monitor this lending relationship. Depending on future developments, some of which are beyond the control of the developer, the loans may be classified as non-performing in the future.

Other Income

Other income for the six months ended June 30, 2002 was $53.4 million. This was an increase of $3.9 million, or 7.9%, over the comparable period in 2001. Excluding investment security gains, which decreased $3.4 million, or 50.2%, to $3.4 million in 2002, other income increased $7.3 million, or 17.1%.

The most significant increase, $3.4 million, or 23.1%, was realized in service charges on deposit accounts. This increase was due to the increase in deposits from the Acquired Branches as well as strong growth in transaction accounts. Increases were also realized in investment management and trust services ($1.4 million, or 11.1%), mortgage banking income ($722,000, or 13.5%) and other service charges and fees ($598,000, or 7.7%). These increases were mainly due to growth in these areas of the Corporation. Other income increased $1.1 million to $2.8 million, mainly as a result of the reversal of $848,000 of negative goodwill.

Other Expenses

Total other expenses for the first six months of 2002 were $111.5 million, a $10.0 million, or 9.8%, increase over the same period in 2001. The largest increase was in salaries and benefits, which increased $6.8 million, or 11.9%. In addition, occupancy expense increased $248,000, or 3.0%, data processing increased $475,000, or 8.4% and other expense increased $3.7 million or 16.2%. These increases were partially offset by decreases in equipment expense of $556,000, or 9.2%, and intangible amortization of $654,000, or 36.2%.

Salaries and employee benefits increased $6.8 million, or 11.9%, in comparison to the first half of 2001 ($6.6 million, or 13.2%). Of this increase, $1.8 million was attributable to employee benefits, which rose 19.7% due to increases in the cost of health insurance. Salary expense increased $5.0 million, or 10.4%, due to growth in the employee base and normal merit increases.

Net occupancy expenses increased $248,000, or 3.0%, while equipment expenses were down by $556,000, or 9.2%. The net occupancy expense increase resulted from depreciation expense and other occupancy costs related to the Corporation's new office building at it's main office location. Equipment expense decreased due to operational efficiencies realized from the acquisition of Drovers in July 2001.

Intangible amortization decreased $654,000 or 36.2%. The $1.6 million decrease attributable to the non-amortization of goodwill in accordance with Statement 142 was offset by a $747,000 increase in intangible amortization related to the Acquired Branches.

Data processing expense increased $475,000, or 8.4%, over the same period in 2001. This was due to the increase in the number of accounts and customers being serviced. Other expense increased $3.7 million, or 16.2%, to $26.5 million in 2002 as compared to $22.8 million in 2001. This was mainly due to a $1.1 million, or 41.9% increase in advertising, for a significant branding campaign.

Income Taxes

Income tax expense for the six months ended June 30, 2002 was $27.0 million, a $2.9 million, or 11.8%, increase from $24.1 million in 2001. The Corporation's effective tax rate was approximately 29.4% in 2002 as compared to 29.2% in 2001. The effective rate is lower than the federal statutory rate of 35% due mainly to investments in tax-free municipal securities and federal tax credits from investments in low and moderate income housing partnerships.

In July, 2002, the State of New Jersey enacted tax legislation that could result in up to $1.5 million of additional state income tax for the Corporation as a result of its operations in that state. Any additional tax liability will be recognized over the remainder of 2002.

FINANCIAL CONDITION

Total assets of the Corporation at June 30, 2002 increased $156 million, or 2.0%, from December 31, 2001 to $7.9 billion. Loans were essentially flat, registering only a $1.2 million increase to $5.4 billion at June 30, 2002. While commercial loans and commercial mortgages increased $146 million, or 1.9%, residential mortgages continued to decrease ($91.0 million, or 5.2%) as a result of refinance activity. In addition, consumer loans and leases declined $41.7 million, or 6.7%, mainly in indirect automobile financing.

Cash and due from banks decreased $74.3 million, or 20.8%, from December 31, 2001. The decrease was the result of a sharp increase in demand deposit activity at the end of December, 2001, resulting in an unusually high Federal Reserve Bank balance as of December 31, 2001. Investment securities increased $218 million, or 12.7%, as securities purchases of $479.3 million exceeded proceeds from maturities and sales of $291.1 million. Premises and equipment decreased $1.7 million, or 1.3%, due to normal depreciation expense and the sale of certain branch properties.

Deposits increased $42.1 million, or 0.7%, from December 31, 2001. Despite the small increase, the overall composition of deposits changed significantly compared to the previous period. Demand and savings deposits increased $37.3 million and $109.2 million, respectively, while time deposits decreased by $104.4 million. This reflects a general mood in the financial community that interest rates will start to rise again in the near future, leaving consumers reluctant to reinvest maturing time deposits at the current lower rates.

Due to the increase in loans exceeding the increase in deposits, the Corporation's short-term borrowing increased during the first half of 2002. Federal funds purchased increased $69 million, or 65.7%, while customer repurchase agreements increased $8.6 million, or 3.0%. The Corporation did reduce its long-term debt by $5.5 million, or 1.2%, as a result of maturing Federal Home Loan Bank advances.

The Corporation repurchased $2.0 million of its corporation-obligated mandatory redeemable capital securities of subsidiary trust during the first half of 2002. This reduced the balance of the 9.25% financing instrument to $5.5 million.

Capital Resources

Total shareholders' equity increased $49.5 million, or 6.1%, during the first six months of 2002. This increase was due to net income of $64.9 million and a $17.8 million improvement in the net unrealized gain on investment securities and $2.4 million in issuances of stock. Cash dividends to shareholders of $29.5 million and $6.1 million of stock repurchases offset these increases.

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

As of June 30, 2002, the Corporation and each of its subsidiaries met the minimum capital requirements. In addition, the Corporation and each of its subsidiaries' capital ratios exceeded the amounts required to be considered "well-capitalized" as defined in the regulations.

On January 15, 2002, the Board of Directors approved a plan to repurchase up to
3.1 million shares of the Corporation's common stock through June 30, 2002 (the plan was extended to December 31, 2002 at the June, 2002 meeting of the Board of Directors). Stock repurchased will be added to the Corporate treasury and will be used for general corporate purposes. Through June 30, 2002, the Corporation had repurchased 334,000 shares under this plan.

MARKET RISK

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

Equity Market Price Risk

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation's equity investments consist of common stocks of publicly traded financial institutions (cost basis of approximately $68.1 million) and U.S. Government agency stock (cost basis of approximately $ 40.1 million). The Corporation's financial institutions stock portfolio had net unrealized gains of approximately $9.6 million at June 30, 2002.

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

FULTON FINANCIAL CORPORATION
INTEREST RATE SENSITIVITY

    (dollars in thousands)                                 Expected Maturity Period                                     Estimated
                                   ----------------------------------------------------------------------
                                     *1 Year     1-2 Years   2-3 Years  3-4 Years  4-5 Years   **5 Years      Total     Fair Value
                                   -----------  -----------  ---------  ---------  ---------  -----------  -----------  ----------
    Fixed rate loans (1)           $1,000,396   $  686,814   $488,321   $319,490   $253,225   $  514,756   $3,263,002   $3,384,329
      Average rate (1)                   7.22%        7.57%      7.58%      7.58%      7.50%        7.37%        7.43%
    Floating rate loans (2)           733,671      237,966    201,605    160,316    132,269      645,383    2,111,210    2,099,503
      Average rate                       5.82%        6.33%      6.28%      6.40%      5.66%        5.21%        5.77%

    Fixed rate investments (3)        490,640      391,878    209,779    149,398    117,467      391,790    1,750,952    1,788,388
      Average rate                       5.68%        5.91%      5.81%      5.74%      5.78%        5.13%        5.64%
    Floating rate investments (3)           -        1,000          -          -          -       14,879       15,879       16,143
      Average rate                          -         7.58%         -          -          -         4.54%        4.73%

    Other interest-earning assets      50,245            -          -          -          -            -       50,245       50,245
      Average rate                       6.18%           -          -          -          -            -         6.18%
                                   -----------------------------------------------------------------------------------------------
    Total                          $2,274,952   $1,317,658   $899,705   $629,204   $502,961   $1,566,808   $7,191,288   $7,338,608
      Average rate                       6.41%        6.85%      6.88%      6.84%      6.61%        5.89%        6.49%
                                   -----------------------------------------------------------------------------------------------

    Fixed rate deposits (4)        $1,463,305   $  447,890   $272,601   $ 47,451   $151,846   $   38,424   $2,421,517   $2,524,183
      Average rate                       3.61%        3.89%      4.60%      5.16%      4.94%        5.13%        3.91%
    Floating rate deposits (5)        994,767      164,799    164,799    164,799    164,799    1,953,385    3,607,348    3,549,517
      Average rate                       1.82%        0.48%      0.48%      0.48%      0.48%        0.35%        0.78%

    Fixed rate borrowings (6)          10,960       37,730      5,243     78,257        272      309,149      441,611      449,438
      Average rate                       4.09%        5.35%      6.37%      6.29%      5.44%        5.36%        5.51%
    Floating rate borrowings (7)      482,249            -      5,000          -          -            -      487,249      490,601
      Average rate                       1.65%           -       2.23%         -          -            -         1.66%
                                   -----------------------------------------------------------------------------------------------
    Total                          $2,951,281      650,419   $447,643   $290,507   $316,917   $2,300,958   $6,957,725   $7,013,739
      Average rate                       2.69%        3.11%      3.08%      2.81%      2.62%        1.10%        2.23%
                                   -----------------------------------------------------------------------------------------------

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

*  denotes less than
** denotes greater than

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

Static gap provides a measurement of repricing risk in the Corporation's balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation's assets and liabilities into predetermined repricing periods. The assets and liabilities in each of these periods are summed and compared for mismatches within that maturity segment. Core deposits having noncontractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans held and for mortgage-backed securities includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation's policy limits the cumulative 6-month gap to plus or minus 15% of total earning assets. The cumulative 6-month gap as of June 30, 2002 was 1.13.

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

                                    Annual change
           --------------------  ------------------  ------------------
                                  in net interest
           --------------------                      ------------------
                Rate Shock             income             % Change
           --------------------  ------------------  ------------------
                 +300 bp          +$  9.7 million          + 3.0%
                 +200 bp          +$  6.3 million          + 2.0%
                 +100 bp          +$  5.6 million          + 1.8%
                 -100 bp          -$ 12.6 million          - 3.9%
                 -200 bp          -$ 24.1 million          - 7.5%
                 -300 bp          -$ 39.2 million          -12.3%

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

                                    Change in
        --------------------                          --------------
                                  economic value
        --------------------                          --------------
             Rate Shock             of equity            % Change
        --------------------  ----------------------  --------------
              +300 bp            -$ 22.1 million          - 1.7%
              +200 bp            -$  4.1 million          - 0.3%
              +100 bp            +$  9.6 million          + 0.7%
              -100 bp            -$ 25.5 million          - 2.0%
              -200 bp            +$ 15.4 million          + 1.2%
              -300 bp            +$ 45.7 million          + 3.5%

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

              (4) Certification of Chief Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

              (5) Certification of Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K: None

              (1) Form 8-K dated June 5, 2002 reporting a presentation made at an investor meeting to provide an overview of the Corporation's strategy and performance.

              (2) Form 8-K dated June 25, 2002 reporting the appointment of KPMG
                  LLP as the Corporation's independent accountants.

                  FULTON FINANCIAL CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULTON FINANCIAL CORPORATION



Date:    August 14, 2002                /s/ Rufus A. Fulton, Jr.
     ------------------------           ---------------------------
                                        Rufus A. Fulton, Jr.
                                        Chairman and Chief Executive Officer


Date:    August 14, 2002                /s/ Charles J. Nugent
     ------------------------           ------------------------------------
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

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.