Form 10-Q
period 2002-09-30
FULTON FINANCIAL CORP
filed 2002-11-14
CIK 700564

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20459

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      September 30, 2002          , or
                                         --------------------------------

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                 to
                                         ---------------  ---------------


                           Commission File No. 0-10587
                                               -------


                          FULTON FINANCIAL CORPORATION
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                             PENNSYLVANIA 23-2195389
        -----------------------------------------------------------------
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)


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

     Common Stock, $2.50 Par Value - 101,548,960 shares outstanding as of October 31, 2002.

                  FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX

  Description                                                             Page

  PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited):

  (a) Consolidated Balance Sheets -
      September 30, 2002 and December 31, 2001 ............................. 3

  (b) Consolidated Statements of Income -
      Three and nine months ended September 30, 2002 and 2001 .............. 4

  (c) Consolidated Statements of Shareholders' Equity -
      Nine months ended September 30, 2002 and 2001 ........................ 5

  (d)  Consolidated Statements of Cash Flows -
      Nine months ended September 30, 2002 and 2001 ........................ 6

  (e) Notes to Consolidated Financial Statements - September 30, 2002 ...... 7


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations .................. 11

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk ..... 24

  Item 4.  Controls and Procedures ........................................ 28


  PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K ............................... 29

  SIGNATURES .............................................................. 30

  Exhibit Index ........................................................... 33

                        PART 1. -- FINANCIAL INFORMATION

Item 1.  Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

-------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)

                                                                                   September 30         December 31
                                                                                       2002                 2001
                                                                                 ------------------------------------
ASSETS
---------------------------------------------------------------------------------------------------------------------
Cash and due from banks ........................................................ $       311,611      $       356,539
Interest-bearing deposits with other banks .....................................           4,830                6,968
Mortgage loans held for sale ...................................................          44,500               18,374
Investment securities:
  Held to maturity (Fair value: $40,078 in 2002 and $54,420 in 2001) ...........          38,552               49,557
  Available for sale ...........................................................       2,110,566            1,687,787
Loans, net of unearned income ..................................................       5,329,501            5,373,020
   Less: Allowance for loan losses .............................................         (72,689)             (71,872)
                                                                                 ----------------     ----------------
                     Net Loans .................................................       5,256,812            5,301,148
                                                                                 ----------------     ----------------

Premises and equipment .........................................................         122,718              125,617
Accrued interest receivable ....................................................          40,533               43,388
Intangible assets ..............................................................          73,057               73,286
Other assets ...................................................................         100,511              108,047
                                                                                 ----------------     ----------------
                     Total Assets .............................................. $     8,103,690      $     7,770,711
                                                                                 ----------------     ----------------
LIABILITIES
----------------------------------------------------------------------------------------------------------------------
Deposits:
  Noninterest-bearing .......................................................... $     1,122,212      $     1,094,158
  Interest-bearing .............................................................       5,136,992            4,892,646
                                                                                 ----------------     ----------------
                     Total Deposits ............................................       6,259,204            5,986,804
                                                                                 ----------------     ----------------
Short-term borrowings:
  Securities sold under agreements to repurchase ...............................         328,176              289,659
  Federal funds purchased ......................................................          50,500              105,000
  Demand notes of U.S. Treasury ................................................           5,640                5,676
                                                                                 ----------------     ----------------
                     Total Short-Term Borrowings ...............................         384,316              400,335
                                                                                 ----------------     ----------------
Accrued interest payable .......................................................          30,458               35,926
Other liabilities ..............................................................         120,123               71,890
Federal Home Loan Bank Advances and long-term debt .............................         450,896              456,802
Corporation-obligated mandatorily redeemable
  capital securities of subsidiary trust .......................................           5,500                7,500
                                                                                 ----------------     ----------------
                     Total Liabilities .........................................       7,250,497            6,959,257
                                                                                 ----------------     ----------------
SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------
Common stock, $2.50 par; Authorized - 400 million shares; Issued - 104.0
  million; Outstanding - 102.0 million in 2002 and 103.3 million in 2001 .......         259,586              207,962
Capital surplus ................................................................         481,545              536,235
Retained earnings ..............................................................         119,723               65,649
Accumulated other comprehensive income .........................................          27,414               12,970
Treasury stock, at cost (2.0 million shares in 2002 and 715,000 shares
  in 2001) .....................................................................         (35,075)             (11,362)
                                                                                 ----------------     ----------------
                     Total Shareholders' Equity ................................         853,193              811,454
                                                                                 ----------------     ----------------
                     Total Liabilities and Shareholders' Equity ................ $     8,103,690      $     7,770,711
                                                                                 ================     ================
----------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per-share data)

                                                        Three Months Ended                      Nine Months Ended
                                                           September 30                           September 30
                                                  --------------------------------     --------------------------------
                                                       2002               2001                2002               2001
                                                  -------------     --------------     --------------    --------------
INTEREST INCOME
-----------------------------------------------------------------------------------------------------------------------

Loans, including fees ........................... $       91,867     $     104,754     $      280,443    $      324,288
Investment securities:
   Taxable ......................................         21,489            21,174             62,303            56,619
   Tax-exempt ...................................          2,489             2,349              7,361             7,116
   Dividends ....................................          1,015             1,218              2,971             3,904
Other interest income ...........................             90               514                229             1,807
                                                  --------------     -------------     --------------    --------------
                Total Interest Income ...........        116,950          130,009             353,307           393,734

INTEREST EXPENSE
-----------------------------------------------------------------------------------------------------------------------

Deposits ........................................         31,353            47,188             95,767           146,715
Short-term borrowings ...........................          1,510             2,337              5,080            11,339
Long-term debt ..................................          6,455             7,100             19,269            21,101
                                                  --------------     -------------     --------------    --------------
                Total Interest Expense ..........         39,318            56,625            120,116           179,155
                                                  --------------     -------------     --------------    --------------
                Net Interest Income .............         77,632            73,384            233,191           214,579
PROVISION FOR LOAN LOSSES .......................          4,370             5,533              9,830            11,911
                                                  --------------     -------------     --------------    --------------
                Net Interest Income After
                 Provision for Loan Losses ......         73,262            67,851            223,361           202,668
                                                  --------------     -------------     --------------    --------------
OTHER INCOME
-----------------------------------------------------------------------------------------------------------------------
Investment management and trust services ........          6,890             7,133             21,633            20,405
Service charges on deposit accounts .............          9,506             8,509             27,590            23,201
Other service charges and fees ..................          4,693             4,400             13,071            12,180
Mortgage banking income .........................          5,807             2,766             11,871             8,108
Investment securities gains .....................          2,677             4,100              6,047            10,865
Other                                                      1,827               414              4,590             2,052
                                                  --------------     -------------     --------------    --------------
                Total Other Income ..............         31,400            27,322             84,802            76,811

OTHER EXPENSES
-----------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits ..................         33,336            30,115             97,001            87,012
Net occupancy expense ...........................          4,556             4,418             13,111            12,725
Equipment expense ...............................          2,859             3,336              8,374             9,407
Data processing .................................          3,018             2,909              9,181             8,597
Merger-related expenses .........................              -             7,105                  -             7,105
Intangible amortization .........................            360             1,496              1,078             3,303
Other                                                     12,238            12,399             38,725            35,185
                                                  --------------     -------------     --------------    --------------
                Total Other Expenses ............         56,367            61,778            167,470           163,334
                                                  --------------     -------------     --------------    --------------
                Income Before Income Taxes ......         48,295            33,395            140,693           116,145
INCOME TAXES ....................................         14,474             9,233             41,652            33,405
                                                  --------------     -------------     --------------    --------------
                Net Income ...................... $       33,821     $      24,162     $       99,041    $       82,740
                                                  ==============     =============     ==============    ==============
PER-SHARE DATA:
Net income (basic) ..............................      $   0.33            $  0.23         $     0.96           $  0.80
Net income (diluted) ............................          0.33               0.23               0.95              0.80
Cash dividends ..................................          0.150              0.136              0.436             0.394
-----------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                                Accumulated
                                                                                                   Other
                                                    Shares        Common    Capital   Retained   Comprehen-   Treasury
(Dollars in thousands, except per-share data)     Outstanding      Stock    Surplus   Earnings  sive Income     Stock        Total
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001 ....................  103,265,000   $ 207,962  $ 536,235  $  65,649   $ 12,970  $ (11,362)  $ 811,454
Comprehensive income:
   Net income ...................................                                         99,041                            99,041
   Other - net unrealized gain on securities
      (net of $7.8 million tax) .................                                                    14,444                 14,444
                                                                                                                         ----------
      Total comprehensive income ................                                                                          113,485
                                                                                                                         ----------
Stock split paid in the form of a 25%
   stock dividend (20.6 million shares) .........                   51,624    (51,693)                                         (69)
Stock issued ....................................      328,000                 (2,997)                           6,346       3,349
Acquisition of treasury stock ...................   (1,616,000)                                                (30,059)    (30,059)
Cash dividends - $0.436 per share ...............                                        (44,967)                          (44,967)
                                                 ----------------------------------------------------------------------------------

Balance at September 30, 2002 ...................  101,977,000   $ 259,586  $ 481,545  $ 119,723   $ 27,414  $ (35,075)  $ 853,193
                                                 ==================================================================================

Balance at December 31, 2000 ....................  102,460,000   $ 198,612  $ 472,828  $  76,615   $  1,149    (18,033)  $ 731,171
Comprehensive income:
   Net income ...................................                                         82,740                            82,740
   Other -  net unrealized gain on securities
      (net of $10.8 million tax ) ...............                                                    20,045                 20,045
                                                                                                                         ----------
      Total comprehensive income ................                                                                          102,785
                                                                                                                         ----------
Stock dividend - 5% (4.6 million shares) ........                    9,103     61,377    (70,554)                              (74)
Stock issued ....................................    1,194,000         247      2,441                           12,358      15,046
Treasury stock issued ...........................     (171,000)                                                 (2,933)     (2,933)
Cash dividends - $0.394 per share ...............                                        (39,555)                          (39,555)
                                                 ----------------------------------------------------------------------------------

Balance at  September 30, 2001 ..................  103,483,000   $ 207,962  $ 536,646  $  49,246   $ 21,194   $ (8,608)  $ 806,440
                                                 ==================================================================================
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

-------------------------------------------------------------------------------
(In thousands)

                                                                                   Nine Months Ended
                                                                                     September 30
                                                                            --------------------------

                                                                                 2002           2001
                                                                            --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ..............................................................  $  99,041      $  82,740

  Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses ...............................................      9,830         11,911
  Depreciation and amortization of premises and equipment .................      9,550          9,757
  Net amortization of investment security premiums .......................       1,502           (136)
  Investment security gains ..............................................      (6,047)       (10,865)
  Net increase in mortgage loans held for sale ............................    (26,126)       (23,243)
  Amortization of intangible assets .......................................      1,078          3,303
  Decrease in accrued interest receivable .................................      2,855          1,418
  Decrease in other assets ................................................     (1,082)        (6,423)
  (Decrease) increase in accrued interest payable .........................     (5,468)           140
  Increase (decrease) in other liabilities ................................      1,251        (12,669)
                                                                             ----------    -----------
     Total adjustments ...................................................     (12,657)       (26,807)
                                                                             ----------    -----------
     Net cash provided by operating activities ............................     86,384         55,933
                                                                             ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale ....................     23,765        109,044
  Proceeds from maturities of securities held to maturity .................     15,824         36,406
  Proceeds from maturities of securities available for sale ...............    489,080        335,123
  Purchase of securities held to maturity .................................     (5,027)        (4,622)
  Purchase of securities available for sale ..............................    (863,088)      (788,247)
  Increase (decrease) in short-term investments ...........................      2,138          2,794
  Net decrease (increase) in loans ........................................     34,506         84,815
  Net cash paid for Dearden Maguire .......................................          -        (16,224)
  Net cash paid for Branch Acquisition ....................................          -        (28,820)
  Purchase of premises and equipment ......................................     (6,651)       (21,441)
                                                                             ----------    -----------
     Net cash used in investing activities ................................   (309,453)      (291,172)
                                                                             ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand and savings deposits .............................    295,135        330,128
  Net (decrease) increase in time deposits ................................    (22,735)       141,607
  Decrease in long-term debt ..............................................     (7,906)       (65,871)
  Increase (decrease) in short-term borrowings ............................    (16,019)      (157,113)
  Dividends paid ..........................................................    (43,555)       (36,979)
  Net proceeds from issuance of common stock ..............................      3,280         14,972
  Acquisition of treasury stock ...........................................    (30,059)        (2,933)
                                                                             ----------    -----------
     Net cash provided by financing activities ............................    178,141        223,811
                                                                             ----------    -----------
  Net Decrease in Cash and Due From Banks .................................    (44,928)       (11,428)
  Cash and Due From Banks at Beginning of Period ..........................    356,539        282,586
                                                                             ----------    -----------
  Cash and Due From Banks at End of Period ................................  $ 311,611     $  271,158
                                                                             ==========    ===========
  Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
     Interest .............................................................  $ 125,584     $  179,155
     Income taxes .........................................................     37,798         21,886
------------------------------------------------------------------------------------------------------

      See notes to consolidated financial statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE B - Net Income Per Share

Fulton Financial Corporation's (The Corporation) basic net income per share is calculated as net income divided by the weighted average number of shares outstanding. For diluted net income per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation's common stock equivalents consist solely of outstanding stock options.

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows (in thousands):



                                                   Three months ended              Nine months ended
                                                      September 30                   September 30
                                                --------------------------- ------------------------------
                                                     2002           2001          2002           2001
                                                 -----------     ----------    ----------      ----------

Weighted average shares outstanding (basic) ....     102,841        103,576       103,069        103,245
Impact of common stock equivalents ............          685            718           705            699
                                                 -----------     ----------    ----------      ----------
Weighted average shares outstanding (diluted) ..     103,526        104,294       103,774        103,944
                                                 ===========     ==========    ==========      ==========

NOTE C - 5-for-4 Stock Split

A 5-for-4 stock split was paid in the form of a 25% stock dividend on May 20, 2002. All share and per-share information has been restated to reflect the impact of this stock split.

NOTE D - Comprehensive Income

The following table summarizes the reclassification adjustment for realized security gains (net of taxes) for each of the indicated periods (in thousands):


                                                                 Nine Months Ended
                                                                   September 30
                                                               -----------------------
                                                                 2002           2001
Unrealized holding gains arising during period (net of tax) .. $ 18,375      $ 27,107
Less: reclassification adjustment for realized
     gains included in net income ...........................     3,931         7,062
                                                               --------      --------
Net unrealized gains on securities ........................... $ 14,444      $ 20,045
                                                               ========      ========

                                       7

NOTE E - New Accounting Standards

Business Combinations and Intangible Assets - In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards Nos. 141, "Business Combinations" (Statement 141) and 142 "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations and eliminated the use of pooling of interests for transactions initiated subsequent to June 30, 2001. Statement 142 eliminated the amortization to expense of goodwill recorded as a result of such combinations, but requires goodwill to be evaluated for impairment at least annually. Write-downs of the balance, if necessary, are to be charged to the results of operations in the period in which the impairment is determined. Goodwill existing prior to the issuance of the statement was required to be amortized through December 31, 2001.

The Corporation evaluated its recorded goodwill under Statement 142 as of January 1, 2002 and concluded that there was no impairment at that date. In addition, as a result of eliminating amortization of goodwill in 2002, the Corporation expects to realize a net income benefit of $3.1 million for the entire year. For the first nine months of 2002, the benefit was approximately $2.3 million, or $0.02 per share (basic and diluted).

In addition, as a result of adopting Statement 142, the Corporation recognized $848,000 in income from the reversal of negative goodwill balances as of January 1, 2002.

When it was issued, Statement 142 was not applicable to acquisitions of branches, which were required to be accounted for under the provisions of FASB Statement 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions". The purchase price in excess of net assets acquired in branch transactions continued to be amortized to expense after the adoption of Statement 142.

On October 1, 2002, the FASB issued Statement 147, "Acquisitions of Certain Financial Institutions", which allowed the excess purchase price recorded in qualifying branch acquisitions to be treated in the same manner as Statement 142 goodwill. Upon adoption of Statement 147, its provisions are to be applied retroactively to the adoption date for Statement 142, which was January 1, 2002 for the Corporation.

Upon adoption, previously reported amortization expense related to Statement 147 branch acquisitions must be reversed and the Statement 142 rules regarding testing goodwill for impairment must be applied. The Corporation reversed amortization expense of $217,000 ($141,000, net of tax) in each of the first two quarters of 2002 related to Statement 147 goodwill. As a result of testing this goodwill for impairment, the Corporation determined that no write-offs were necessary at January 1, 2002.

The following table summarizes the Corporation's intangible assets as of September 30, 2002 and 2001 and the amortization expense recognized during the first nine months of 2002 and 2001.

                                                                     Balance                Amortization
                                                             ---------------------    ---------------------
                                                                                         Nine Months Ended
                                                                   September 30            September 30
                         Type of                             ---------------------    ---------------------
    Description          Asset      Acquisition Date            2002         2001        2002        2001
---------------------    ---------  ----------------         ---------    --------    --------    ---------
                                                                             (in thousands)

Branch Acquisition       Goodwill    June, 2001              $  21,271     $ 21,685    $      -    $    580
Branch Acquisition       CDI (1)     June, 2001                  8,174        9,047         705         239
Dearden Maguire          Goodwill    January, 2001              15,108       15,307           -         555
Skylands Comm. Bank      Goodwill    August, 2000               15,832       16,123           -         874
Central PA Fin. Corp.    Goodwill    September, 1994             8,808        9,098           -         827
Other                      (2)       Various                     3,864        3,452         373         228
                                                             ---------     --------    --------    --------
                                                             $  73,057     $ 74,712    $  1,078    $  3,303
                                                             =========     ========    ========    ========

                                       8

(1)  Core deposit intangible asset.

(2) Consists of Statement 72 unidentifiable intangible assets which do not qualify as a business combination per Statement 147.

The following table adjusts net income and net income per share for the amortization expense related to Statements 142 and 147 goodwill that is no longer being amortized in 2002 (in thousands, except per-share amounts):

                                                   Three Months Ended         Nine Months Ended
                                                      September 30               September 30
                                                  ----------------------   ----------------------
                                                     2002        2001         2002        2001
                                                  ----------  ----------   ----------  ----------

Net income, as reported ......................... $  33,821   $  24,162    $  99,041   $  82,740
Amortization of goodwill, net of taxes ..........         -         998            -       2,633
                                                  ----------  ----------   ----------  ----------
Net income, as adjusted ......................... $  33,821   $  25,160    $  99,041   $  85,373
                                                  ==========  ==========   ==========  ==========


                                                   Three Months Ended         Nine Months Ended
                                                      September 30               September 30
                                                  ----------------------   ----------------------
                                                       2002       2001          2002       2001(1)
                                                  ----------  ----------   ----------  ----------
Basic net income per share ...................... $    0.33   $    0.23    $    0.96   $    0.80
Amortization of goodwill, net of taxes ..........         -        0.01            -        0.03
                                                  ----------  ----------   ----------  ----------
Basic net income per share, as adjusted ......... $    0.33   $    0.24    $    0.96   $    0.83
                                                  ----------  ----------   ----------  ----------
Diluted net income per share .................... $    0.33   $    0.23    $    0.95   $    0.80
Amortization of goodwill, net of taxes ..........         -        0.01            -        0.03
                                                  ----------  ----------   ----------  ----------
Diluted net income per share, as adjusted ....... $    0.33   $    0.24    $    0.95   $    0.82
                                                  ==========  ==========   ==========  ==========


(1) Diluted net income per share, as adjusted does not sum due to rounding

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

As a result of the acquisition, Drovers was merged with and into the Corporation and its wholly owned bank subsidiary, The Drovers & Mechanics Bank, was merged into Fulton Bank, the Corporation's largest subsidiary bank.

The acquisition of Drovers was accounted for as a pooling of interests and, as such, all financial information presented for periods prior to the merger has been restated to include the accounts and results of operations of Drovers.

Branch Acquisition - On June 8, 2001, the Corporation assumed $315 million of deposits and purchased $53 million in loans in an acquisition of 18 branches located in New Jersey, Delaware and Pennsylvania. This transaction was accounted for as a purchase and the Corporation recorded a core deposit intangible asset of $9.9 million and goodwill of $21.7 million. The core deposit intangible asset is being amortized on a straight-line basis over 10 years. The goodwill was being amortized to expense on a straight-line basis over 25 years through December 31, 2001. Effective January 1, 2002, the goodwill is no longer being amortized to expense as required by Statement 147, but will be evaluated periodically for impairment.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

This discussion concerns Fulton Financial Corporation (the Corporation), a financial holding company incorporated under the laws of the Commonwealth of Pennsylvania in 1982, and its wholly owned subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and other financial information presented in this report.

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

In addition to the factors identified herein, the following could cause actual results to differ materially from such forward looking statements: pricing pressures on loan and deposit products, actions of bank and non-bank competitors, changes in local and national economic conditions, changes in regulatory requirements and regulatory oversight of the Corporation, actions of the Federal Reserve Board (FRB), the Corporation's success in merger and acquisition integration and changes in national, state and local laws.

The Corporation's forward-looking statements are relevant only as of the date on which such statements are made. In making any forward-looking statements, the Corporation assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

CRITICAL ACCOUNTING POLICIES
----------------------------
The following is a summary of those accounting policies that the Corporation considers to be most important to the portrayal of its financial condition and results of operations as they require management's most difficult judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Provision and Allowance for Loan Losses - The Corporation periodically reviews
---------------------------------------
the balance of the allowance for loan losses to assess its adequacy and increases or decreases its provision based on the results of these reviews. The Corporation's allowance review procedures consist of the following:

  - Identifying large balance loans for individual review under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan". In general, these consist of large balance commercial loans and commercial mortgages (Statement 114 loans).

  - Calculating the estimated fair value, using observable market prices, discounted cash flows or the value of the underlying collateral for Statement 114 loans which are determined to be impaired as defined by Statement 114.

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

Goodwill - With the adoption of Statements 142 and 147, effective on January 1,
--------
2002, the Corporation discontinued the amortization of goodwill associated with qualifying acquisitions accounted for as purchases. As of January 1, 2002, and at least annually thereafter, recorded goodwill is subject to impairment testing to determine whether write-downs of the recorded balances are necessary.

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

RESULTS OF OPERATIONS
---------------------

Quarter ended  September 30, 2002 versus Quarter ended  September 30, 2001
--------------------------------------------------------------------------

Fulton Financial Corporation's net income for the third quarter of 2002 increased $9.7 million, or 40.0%, in comparison to net income for the third quarter of 2001. Diluted net income per share increased $0.10, or 43.5%, compared to 2001. Net income for 2001 was reduced by $6.4 million of merger-related expenses, net of tax. Excluding the impact of these nonrecurring expenses, income per share increased $0.04 or 13.8%, and income increased $3.3 million, or 10.8%. The increase from 2001 resulted from an increase in net interest income, higher other income and fees, a lower provision for loan losses, and a decrease in goodwill amortization. These increases were partially offset by increases in operating expenses and lower investment securities gains.

Net Interest Income
-------------------

The Corporation's net interest income has been impacted by a series of reductions to short-term interest rates enacted by the FRB over the past 18 months. These rate reductions resulted in significant decreases to the Corporation's prime lending rate as well as a decline in the general interest rate environment, primarily in shorter-term rates.

The rate reductions initially had a negative impact on the Corporation's net interest income and net interest margin as its assets - particularly floating rate loans - repriced to lower rates more quickly than its time deposits. During 2002, however, the Corporation's longer-term liabilities, primarily time deposits, repriced to lower rates resulting in an increase to the Corporation's net interest margin.

For the third quarter of 2002, net interest income increased $4.2 million, or 5.8%, as compared to the same period in 2001, and the net interest margin improved to 4.32% from 4.22% a year ago mainly due to the time deposit repricing.

The following table provides a comparative average balance sheet and net interest income analysis for the third quarter of 2002 as compared to the same period in 2001. All dollar amounts are in thousands.

                                             Quarter Ended September 30, 2002           Quarter Ended September 30, 2001
                                         ----------------------------------------   ----------------------------------------
                                            Average                       Yield/       Average                       Yield/
ASSETS                                      Balance        Interest      Rate (1)      Balance        Interest      Rate (1)
-----------------------------------      --------------   ------------   ---------   -------------    -----------    --------
Interest-earning assets:
  Loans and leases ....................  $   5,378,685   $     91,867       6.78%   $   5,321,613    $   104,754       7.81%
  Taxable investment securities .......      1,627,876         21,489       5.24        1,337,693         21,174       6.28
  Tax-exempt investment securities ....        233,740          2,489       4.22          215,374          2,349       4.33
  Equity securities ...................        115,390          1,015       3.49          199,646          1,218       2.42
  Short-term investments ..............         19,891             90       1.80           52,996            514       3.85
                                         --------------  ------------   ---------   -------------    -----------    --------
Total interest-earning assets .........      7,375,582        116,950       6.29%       7,127,322        130,009       7.24%
Noninterest-earning assets:
  Cash and due from banks .............        262,971                                    247,309
  Premises and equipment ..............        123,775                                    129,031
  Other assets ........................        249,111                                    241,098
  Less: Allowance for loan losses .....        (74,136)                                   (71,284)
                                         --------------                             --------------
          Total Assets ................   $  7,937,303                              $   7,673,476
                                         ==============                             ==============

                                             Quarter Ended September 30, 2002           Quarter Ended September 30, 2001
                                         ----------------------------------------   ----------------------------------------
                                            Average                       Yield/       Average                       Yield/
LIABILITIES AND EQUITY                      Balance        Interest      Rate (1)      Balance        Interest      Rate (1)
-----------------------------------      --------------   ------------   ---------   -------------    -----------    --------
Interest-bearing liabilities:
  Demand deposits .....................  $     939,683   $      1,966       0.83%   $     790,331   $      2,318       1.16%
  Savings deposits ....................      1,534,828          4,332       1.12        1,346,518          5,934       1.75
  Time deposits .......................      2,599,115         25,055       3.82        2,875,375         38,936       5.37
  Short-term borrowings ...............        387,159          1,510       1.55          293,323          2,337       3.16
  Long-term debt ......................        456,602          6,455       5.61          502,477          7,100       5.61
                                         --------------  ------------   ---------   -------------    -----------    --------
Total interest-bearing liabilities ....      5,917,387         39,318       2.64%       5,808,024         56,625       3.87%
Noninterest-bearing liabilities:
  Demand deposits .....................      1,066,328                                    956,776
  Other ...............................         94,915                                    110,449
                                         --------------                             --------------
          Total Liabilities ...........      7,078,630                                  6,875,249
Shareholders' equity ..................        858,673                                    798,227
                                         --------------                             --------------
          Total Liabilities and
            Shareholders' Equity ......  $   7,937,303                              $   7,673,476
                                         ==============                             ==============
Net interest income ...................                  $    77,632                                $     73,384
                                                         --------------                             --------------

Net interest margin (FTE) .............                                     4.32%                                      4.22%
                                                                        ---------                                   --------


(1) Yields on tax-exempt securities are not presented on a fully taxable equivalent (FTE) basis.

The following table summarizes the changes in interest income and expense due to changes in average balances (volume) and changes in rates.

                                             Three Months Ended September 30
                                                      2002 vs. 2001
                                                Increase (decrease) due
                                                      to change in
                                             Volume       Rate           Net
                                          ----------   ----------   ----------
                                                     (in thousands)
Interest income on:
  Loans and leases .....................  $   1,119    $ (14,006)   $ (12,887)
  Taxable investment securities ........      4,748       (4,433)         315
  Tax-exempt investment securities .....        193          (53)         140
  Equity securities ....................       (514)         311         (203)
  Short-term investments ...............       (321)        (103)        (424)
                                          ----------   ----------   ----------
   Total interest-earning assets .......  $   5,225    $ (18,284)   $ (13,059)
                                          ==========   ==========   ==========
Interest expense on:
  Demand deposits ......................  $     428    $    (780)   $    (352)
  Savings deposits .....................        833       (2,435)      (1,602)
  Time deposits ........................     (3,742)     (10,139)     (13,881)
  Short-term borrowings ................        744       (1,571)        (827)
  Long-term debt .......................       (653)           8         (645)
                                          ----------   ----------   ----------
   Total interest-bearing liabilities ..  $  (2,390)   $ (14,917)   $  17,307)
                                          ==========   ==========   ==========

Interest income decreased $13.1 million, or 10.0%, mainly as a result of the 95 basis point decrease in yields, which accounted for a $18.3 million decline in interest income. As previously discussed, average yields decreased from the third quarter of 2001, due to a general decrease in interest rates as a result of the actions of the FRB. The Corporation's prime lending rate averaged 6.57% during the third quarter of 2001, dropping to an average of 4.75% during the same period in 2002. The decrease in interest income as a result of rate changes was partially offset by a $5.2 million increase due to average balance growth, primarily in investment securities.

The Corporation's average loan portfolio increased by $57.1 million, or 1.1%. Increases in commercial mortgages ($110.8 million, or 7.9%) and commercial loans ($145.5 million, or 10.3%) were almost entirely offset by decreases in consumer loans ($130.7 million, or 18.8%), and residential mortgages ($126.1 million, or 15.3%). Consumer loans decreased mainly in direct and indirect automobile loans ($121.9 million, or 23.0 %) due to the Corporation electing not to compete with manufacturer-sponsored loan rate incentives. These decreases were offset in part by increases in home equity loans ($61.5 million, or 9.6%), as consumers took advantage of the lower rates available on these loans. The residential mortgage portfolio continued to decline as lower mortgage rates fueled refinance activity.

Average investment securities increased $191.1 million or 10.6%, mainly as a result of deposit growth in excess of net increases in loans. Total average deposits increased $171.0 million or 2.8% since the third quarter of 2001. The Corporation used the excess funds to purchase investment securities, particularly mortgage-backed securities, which grew by $192.5 million, or 15.1%. In addition, the increase in investment securities, was partially funded by an increase in short-term borrowings.

Interest expense decreased $17.3 million, or 30.6%. This resulted from a combination of declining interest rates, and a shift in the composition of interest-bearing liabilities from higher to lower rate liabilities. Interest bearing demand and savings deposits increased $337.7 million, or 14.5%, and non-interest bearing deposits increased $109.6 million or 11.5%, while time deposits decreased by $276.3 million, or 9.6%. In addition, an increase in short-term borrowings of $93.4 million, or 32%, was partially used to reduce the corporation's
                                       14
higher rate long term borrowings, particularly Federal Home Loan Bank Advances, which decreased by $44.9 million or 9.1%. The $203.4 million, or 3.0%, increase in average liabilities actually resulted in a $2.4 million decrease in interest expense, due to the change in the composition of these liabilities. A 123 basis point decline in the average cost of interest-bearing liabilities resulted in a $14.9 million decrease in interest expense.

The average yield on earning assets decreased 95 basis points (a 13.1% decline) during the period while the cost of interest-bearing liabilities decreased 123 basis points (a 31.8% decline). This resulted in a 10 basis point increase in net interest margin compared to the same period in 2001. The low interest rate environment and the additional liquidity that the Corporation has generated through mortgage loan refinancings and deposit growth will continue to place downward pressure on net interest income and net interest margin. The estimated impact of changes in interest rates on the Corporation's net interest income is discussed in Item 3, "Quantitative and Qualitative Disclosures About Market Risk".

Provision and Allowance for Loan Losses
---------------------------------------

The following table summarizes loans outstanding (including unearned income) as of the dates shown:

                                            September 30    December 31  September 30
                                                2002            200         2001
                                            -------------  -------------  -------------
                                                          (in thousands)

Commercial, financial and agricultural ...  $  1,606,897   $  1,495,380   $  1,398,964
Real estate - construction ...............       242,518        267,627        260,975
Real estate - residential mortgage .......     1,310,599      1,468,799      1,461,221
Real estate - commercial mortgage ........     1,528,167      1,428,066      1,432,459
Consumer .................................       564,992        626,985        658,932
Leasing and other ........................        76,328         86,163         71,434
                                            -------------  -------------  -------------
   Total Loans ...........................  $  5,329,501   $  5,373,020   $  5,283,985
                                            =============  =============  =============

The following table summarizes the activity in the Corporation's allowance for loan losses:

                                                                 Three Months Ended
                                                                    September 30
                                                           -----------------------------
                                                               2002            2001
                                                           ------------    -------------
                                                               (dollars in thousands)

Loans outstanding at end of period (net of unearned) ....  $  5,329,501    $  5,283,985
                                                           =============   =============
Daily average balance of loans and leases ...............  $  5,378,685    $  5,321,613
                                                           =============   =============
Balance of allowance for loan losses
     at beginning of period .............................  $     72,801    $     67,903

Loans charged-off:
  Commercial, financial and agricultural ................         3,931             802
  Real estate - mortgage ................................           129             139
  Consumer ..............................................         1,082           1,674
  Leasing and other .....................................           155              48
                                                           ------------    -------------
  Total loans charged-off ...............................         5,297           2,663
                                                           ------------    -------------
Recoveries of loans previously charged-off:
  Commercial, financial and agricultural ................           258             225
  Real estate - mortgage ................................            32              17
  Consumer ..............................................           514             661
  Leasing and other .....................................            11              18
                                                           ------------    -------------
  Total recoveries ......................................           815             921
                                                           ------------    -------------
Net loans charged-off ...................................         4,482           1,742

Provision for loan losses ...............................         4,370           2,833
Provision for loan losses, merger-related ...............             -           2,700
                                                           ------------    -------------
Balance at end of period ................................  $     72,689    $     71,694
                                                           =============   =============
Net charge-offs to average loans (annualized) ...........          0.33%           0.13%
                                                           =============   =============
Allowance for loan losses to loans outstanding ..........          1.36%           1.36%
                                                           =============   =============

The following table summarizes the Corporation's non-performing assets as of the indicated dates.

                                               September 30           Dec. 31           September 30
                                                 2002                  2001                2001
                                           ------------------    ---------------    -----------------

Nonaccrual loans ........................  $      29,698         $      22,794      $        23,484
Loans 90 days past due and accruing .....         15,872                 9,368                8,932
Other real estate owned (OREO) ..........          1,614                 1,817                1,575
                                           ------------------    ---------------    -----------------
Total non-performing assets .............  $      47,184         $      33,979      $        33,991
                                           ==================    ===============    =================

Non-performing loans/Total loans ........          0.86%                 0.60%                0.61%
Non-performing assets/Total assets ......          0.58%                 0.44%                0.44%
Allowance/Non-performing loans ..........           160%                  223%                 221%



The Corporation's non-performing assets and net charge-offs increased from 2001 mainly as a result of one commercial relationship. The Corporation makes loans to real estate developers in the normal course of business. From time to time, various economic and geographic conditions may impact the viability of a developer's construction projects. The corporation has $14.5 million in loans outstanding to a developer for both commercial and residential projects in a geographic area that has been impacted by drought conditions. Because of these drought conditions, the issuance of water and sewer permits has been delayed. Because of these delays, the projects have not been completed as originally anticipated and the developer's operations have been negatively impacted.

During the third quarter, the Corporation placed these loans on non-accrual status and charged-off $3.4 million based on estimates of collectibility. At this time, the Corporation expects that it will not incur any additional material losses on these loans, based on the value of the underlying collateral. Excluding the impact of these loans, total non-performing assets would have been $36.1 million, or 0.45% of total assets, and annualized net charge-offs would have been 0.08% of average loans outstanding.

As a percentage of total loans, commercial loans and mortgages increased to 58.8% of the total portfolio at September 30, 2002 from 53.6% at September 30, 2001. This shift reflects increases in these loan types as well as a decrease in residential mortgages from 27.7% in 2001 to 24.6% in 2002 resulting from refinance activity and sales of residential mortgages. This change in the loan mix to higher risk commercial loans is considered in the Corporation's assessment of the adequacy of its allowance for loan losses.

For the third quarter of 2002, net charge-offs totaled $4.5 million, or 0.33%, of average loans on an annualized basis. This was a $2.7 million, or 157.2%, increase from the $1.7 million, or 0.13%, in net charge-offs for the third quarter of 2001. This increase was mainly due to the previously discussed commercial relationship.

Non-performing assets increased to $47.2 million, or 0.58% of total assets, at September 30, 2002, as compared to $34.0 million, or 0.44% of total assets, at September 30, 2001. Excluding the $2.7 million provision for loan losses recorded as a result of the Drover's merger, the provision increased $1.5 million. This increase is due to the higher risk level associated with the change in the loan mix. See "Critical Accounting Policies" for a summary of the Corporation's procedures for assessing the adequacy of the allowance for loan losses.

Other Income
------------

Other income for the quarter ended September 30, 2002 was $31.4 million, an increase of $4.1 million, or 14.9%, over the comparable period in 2001. Excluding investment security gains, which decreased from $4.1 million in 2001 to $2.7 million in 2002, other income increased $5.5 million, or 23.7%.

The most significant increase was realized in mortgage banking income, which increased $3.0 million, or 110%, to $5.8 million due to increased gains on mortgage sales resulting from strong refinance volumes. The Corporation's policy is to sell qualifying originated fixed rate mortgage loans and retain the servicing in order to minimize interest rate risk.

Also contributing to the growth in other income is the increase in service charges on deposit accounts which increased $997,000 or 11.7%. The increase in service charges on deposit accounts is the direct result of strong growth in transaction accounts. Service charges on deposit accounts include overdraft fees which increased $646,000, or 19.8% and cash management fees which increased $270,000, or 17.8%.

Investment management and trust services income decreased $243,000, or 3.4%, mainly due to the general slowdown in the equity markets. Other service charges and fees realized a moderate increase of $293,000, or 6.7%, reflecting the Corporation's efforts to increase non-interest revenues. Other income also grew as a result of earnings on the Corporation's life insurance contracts and $310,000 in gains on fixed asset sales.

Other Expenses
--------------

Total other expenses for the third quarter of 2002 of $56.4 million represented a decrease of $ 5.4 million, or 8.8%, from 2001. Other expenses in the third quarter of 2001 included $7.1 million in merger-related expenses. Excluding these one-time charges, other expenses increased $1.7 million or 3.1%. The increase was mainly due to a $3.2 million, or 9.7%, increase in salaries and benefits. Partially offsetting this increase was a $1.1 million, or 73.5% reduction in intangible amortization and a $477,000, or 14.3% decrease in equipment expense.

The increase in salaries and benefits is attributable to the continued growth of the Corporation. Salary expense increased $2.1 million, or 7.8% compared to the same period in 2001. The employee benefits component of the expense increased $1.1 million, or 22.8%, due to the increase in the number of employees, as well as rising health plan expenses and an increase in retirement plan expense.

Net occupancy expense had a moderate increase of $138,000, or 3.1%, over the same period in 2001, while equipment expenses were down by $477,000, or 14.3%. The net occupancy expense increase resulted mainly from depreciation expense and other occupancy costs related to the Corporation's new office building at its main office location. Equipment expense decreased due to operational efficiencies realized from the acquisition of Drovers in July, 2001.

Intangible amortization decreased $1.1 million, or 73.5% as a result of adopting Statements 142 and 147. (See Note E to the Consolidated Financial Statements).

The 3.7% increase in data processing expense was due to an increase in the number of accounts and customers being serviced. Other expense decreased $161,000, or 1.3%, to $12.2 million in 2002, due to several non-recurring items in 2001.

Income Taxes
------------

Income tax expense for the third quarter of 2002 was $14.5 million, a $5.2 million, or 56.8%, increase from $9.2 million in 2001. The Corporation's effective tax rate was approximately 30.0% in 2002 as compared to 27.6% in 2001. Excluding the impact of the non-recurring merger-related expenses, the effective tax rate for the third quarter of 2001 would have been 29.3%. The increase in the effective tax rate in 2002 was mainly due to the State of New Jersey tax legislation enacted in July, 2002, which added $650,000 of additional state income tax for the Corporation during the quarter.

In general, the effective rate is lower than the federal statutory rate of 35% due mainly to investments in tax-free municipal securities and federal tax credits from investments in low and moderate income housing partnerships.

Nine Months ended September 30, 2002 versus Nine months ended September 30, 2001
--------------------------------------------------------------------------------

The Corporation's net income for the first nine months of 2002 increased $16.3 million, or 19.7%, in comparison to net income for the same period in 2001. Diluted net income per share increased $0.15, or 18.8%, compared to 2001. Net income for 2001 was reduced by $6.4 million of merger-related expenses, net of tax. Excluding the impact of these merger-related expenses, income per share increased $0.09 or 10.5% and income increased $9.9 million or 11.1%. Net income for the first nine months of 2002 of $99.0 million, or $0.96 per share (basic) and $0.95 per share (diluted) represented an annualized return on average assets
(ROA) of 1.70% and an annualized return on average equity (ROE) of 15.87%.

Net Interest Income
-------------------

For the first nine months of 2002, net interest income increased $18.6 million, or 8.7%. This increase is mainly due to the impact of the FRB rate reductions and the Corporation's June, 2001 acquisition of 18 branches (Acquired Branches), which included approximately $300 million in deposits and $50 million in loans. The following table provides a comparative average balance sheet and net interest income analysis for the first nine months of 2002 as compared to the same period in 2001. All dollar amounts are in thousands.




                                             Nine Months Ended Sept. 30, 2002           Nine Months Ended Sept. 30, 2001
                                         ---------------------------------------    ----------------------------------------
                                            Average                       Yield/       Average                       Yield/
ASSETS                                      Balance        Interest      Rate (1)      Balance        Interest      Rate (1)
--------------------------------------   -------------   -------------   --------   --------------   -------------   --------
Interest-earning assets:
  Loans and leases ....................  $   5,398,395   $     280,443      6.95%   $   5,344,730   $     324,288      8.11%
  Taxable investment securities .......      1,519,411          62,303      5.48        1,243,185          56,619      6.09
  Tax-exempt investment securities ....        228,753           7,361      4.30          216,891           7,116      4.39
  Equity securities ...................        109,197           2,971      3.64          102,804           3,904      5.08
  Short-term investments ..............         16,895             229      1.81           55,038           1,807      4.39
                                         -------------   -------------   --------   --------------   -------------   --------
Total interest-earning assets .........      7,272,651         353,307      6.50        6,962,648         393,734      7.56
Noninterest-earning assets:
  Cash and due from banks .............        248,964                                    239,551
  Premises and equipment ..............        123,834                                    123,552
  Other assets ........................        236,649                                    210,677
  Less: Allowance for loan losses .....        (73,218)                                   (68,517)
                                         -------------                              --------------
          Total Assets ................  $   7,808,880                              $   7,467,911
                                         -------------                              --------------

Interest-bearing liabilities:
  Demand deposits .....................  $     870,078   $       4,609      0.71%   $     725,002   $       6,970      1.29%
  Savings deposits ....................      1,506,714          12,739      1.13        1,281,506          20,601      2.15
  Time deposits .......................      2,577,925          78,419      4.07        2,811,118         119,144      5.67
  Short-term borrowings ...............        425,280           5,080      1.60          351,993          11,339      4.31
  Long-term debt ......................        459,402          19,269      5.61          509,127          21,101      5.54
                                         -------------   -------------   --------   --------------   -------------   --------
Total interest-bearing liabilities ....      5,839,399         120,116      2.75        5,678,746         179,155      4.22
Noninterest-bearing liabilities:
  Demand deposits .....................      1,036,553                                    904,624
  Other ...............................         98,497                                    114,480
                                         -------------                              --------------
          Total Liabilities ...........      6,974,449                                  6,697,850
Shareholders' equity ..................        834,431                                    770,061
                                         -------------                              --------------
          Total Liabilities and
            Shareholders' Equity ......  $   7,808,880                              $   7,467,911
                                         -------------                              --------------
Net interest income ...................                  $     233,191                              $     214,579
                                                         -------------                              --------------
Net interest margin (FTE) .............                                     4.41%                                      4.23%
                                                                         --------                                    --------


(1) Yields on tax-exempt securities are not fully taxable equivalent (FTE).

The following table summarizes the changes in interest income and expense due to changes in average balances (volume) and changes in rates.

                                                   Nine Months Ended
                                                     2002 vs. 2001
                                                Increase (decrease) due
                                                     to change in
                                         -------------------------------------
                                            Volume        Rate         Net
                                         -----------  -----------  -----------
                                                    (in thousands)
Interest income on:
 Loans and leases .....................   $   3,235   $  (47,080)  $  (43,845)
 Taxable investment securities ........      12,506       (6,822)       5,684
 Tax-exempt investment securities .....         372         (127)         245
 Equity securities ....................         243       (1,176)        (933)
 Short-term investments ...............      (1,252)        (326)      (1,578)
                                         -----------  -----------  -----------
  Total interest-earning assets .......   $  15,105   $  (55,532)  $  (40,427)
                                         ===========  ===========  ===========
Interest expense on:
 Demand deposits ......................   $   1,408   $   (3,769)  $   (2,361)
 Savings deposits .....................       3,627      (11,489)      (7,862)
 Time deposits ........................      (9,892)     (30,833)     (40,725)
 Short-term borrowings ................       2,362       (8,621)      (6,259)
 Long-term debt .......................      (2,045)         213       (1,832)
                                         -----------  -----------  -----------
  Total interest-bearing liabilities ..  $   (4,540)  $  (54,499)  $  (59,039)
                                         ===========  ===========  ===========

Interest income decreased $40.4 million, or 10.3%, mainly as a result of the 106 basis point decrease in average yields, which caused a $55.5 million decline in interest income. This was offset by a $15.1 million increase resulting from growth in average balances, particularly investment securities. The Corporation's prime lending rate averaged 7.50% during the first nine months of 2001, dropping to an average of 4.75% during the same period in 2002.

The Corporation's average loan portfolio grew by approximately $53.7 million, or 1.0%. As was the case with the third quarter, growth in commercial mortgages ($98.0 million, or 6.2%) and commercial loans ($128.1 million, or 9.0%) was offset by declines in consumer loans ($34.2 million, or 2.6%) and residential mortgages ($143.6 million, or 15.2%). The residential mortgage portfolio continued to decline as lower mortgage rates fueled refinance activity.

Interest expense decreased $59.1 million, or 33.0%, due to a combination of declining rates, and a shift in the composition of deposit liabilities from higher cost time deposits to lower rate demand and savings deposits. Average demand and savings deposits increased $502.2 million or 17.3%, while average time deposits and other interest-bearing liabilities decreased by $210.0 million, or 5.7%. The Acquired Branches contributed $141.3 million to the increase in average interest-bearing deposits. The $276.6 million, or 4.1%, increase in average liabilities actually resulted in a $4.5 million decrease in interest expense, due to the change in the composition of these liabilities. A 147 basis point decline in the average cost of interest-bearing funds resulted in a $54.5 million decrease in interest expense.

The average yield on earning assets decreased 106 basis points (a 14.0% decline) during the period while the cost of interest-bearing liabilities decreased 147 basis points (a 34.8% decline). This resulted in an 18 basis point increase in net interest margin compared to the same period in 2001. See the "Market Risk" section of this document for a discussion of procedures for managing the Corporation's net interest income and net interest margin.

Provision for Loan Losses
-------------------------

The following table summarizes the activity in the Corporation's allowance for loan losses:

                                                                Nine Months Ended
                                                                  September 30
                                                          --------------------------------
                                                              2002            2001
                                                          -------------   -------------
                                                              (dollars in thousands)

Loans outstanding at end of period (net of unearned) ...  $  5,329,501    $  5,283,985
                                                          =============   =============
Daily average balance of loans and leases ..............  $  5,398,395    $  5,344,730
                                                          =============   =============
Balance of allowance for loan losses
     at beginning of period ............................  $     71,872    $    65,640

Loans charged-off:
    Commercial, financial and agricultural .............         6,284          5,020
    Real estate - mortgage .............................         1,095            560
    Consumer ...........................................         4,005          5,184
    Leasing and other ..................................           476            380
                                                          -------------   -------------
    Total loans charged-off ............................        11,860         11,144
                                                          -------------   -------------
Recoveries of loans previously charged-off:
    Commercial, financial and agricultural .............           736            596
    Real estate - mortgage .............................           261            299
    Consumer ...........................................         1,796          2,250
    Leasing and other .................................             54             57
                                                          -------------   -------------
    Total recoveries ...................................         2,847          3,202
                                                          ------------   -------------
Net loans charged-off ..................................         9,013          7,942

Provision for loan losses ..............................         9,830          9,211
Provision for loan losses, merger-related ..............             -          2,700
                                                          -------------   -------------
Balance at end of period ...............................  $     72,689    $    71,694
                                                          =============   =============
Net charge-offs to average loans (annualized) ..........         0.22%          0.20%
                                                          =============   =============
Allowance for loan losses to loans outstanding .........         1.36%          1.36%
                                                          =============   =============

Refer to the "Critical Accounting Policies" section of Management's Discussion of Results of Operations for a summary of the Corporation's process for establishing the provision and allowance for loan losses.

As a percentage of total loans, commercial loans and mortgages increased to 58.8% of the total portfolio at September 30, 2002 from 52.6% at September 30, 2001. This shift reflects increases in these loan types as well as a decrease in residential mortgages from 28.2% in 2001 to 24.6% in 2002 resulting from refinance activity and sales of residential mortgages. This change in the loan mix to higher risk commercial loans is considered in the Corporation's assessment of the adequacy of its allowance for loan losses.

For the first nine months of 2002, net charge-offs totaled $9.0 million, or 0.22%, of average loans on an annualized basis. This compares to $7.9 million, or 0.20%, for the first nine months of 2001 and 0.20% for all of 2001. Non-performing loans, including loans 90 days past due and still accruing, to total loans were 0.86% at September 30, 2002 as compared to 0.60% at December 31, 2001 and 0.61% at September 30, 2001. The increase in non-performing assets is mainly due to the loans outstanding to a real estate developer which was put into non-accrual during the third quarter of 2002 - See third quarter section of Management's Discussion of the Allowance and Provision for Loan Losses for more detail.

The provision for loan losses of $9.8 million for the first nine months of 2002 decreased $2.1 million, or 17.5%, in comparison to 2001. The provision for the first nine months of 2001 included a $2.7 million special provision related to the Drover's merger. Excluding that special provision, loan loss provision in 2002 would have increased by $619,000, which reflects the change in the loan mix to a larger percentage of higher risk commercial loans.

Other Income
------------

Other income for the nine months ended September 30, 2002 was $84.8 million. This was an increase of $8.0 million, or 10.4%, over the comparable period in 2001. Excluding investment security gains, which decreased $4.8 million, or 44.3%, to $6.1 million in 2002, other income increased $12.8 million, or 19.4%.

The most significant increase, $4.4 million, or 18.9%, was realized in service charges on deposit accounts. This increase was due to the increase in deposits from the Acquired Branches as well as strong growth in transaction accounts. Service charges on deposit accounts include overdraft fees, which increased $2.6 million, or 31.2%, and cash management fees which increased $1.1 million, or 23.7%.

The most significant increase in terms of percentage growth, was realized in mortgage banking income, which increased $3.8 million or 46.4%. Refinance volumes throughout the first nine months of 2002 have remained strong due to the historically low interest rate environment. The Corporation's policy is to sell qualifying originated fixed rate mortgages and retain the servicing to minimize interest rate risk.

Increases were also realized in investment management and trust services ($1.2 million, or 6.0%), and other service charges and fees ($891,000, or 7.3%). These increases were mainly due to growth in these areas of the Corporation. Other income increased $2.5 million to $4.6 million, as a result of the reversal of $848,000 of negative goodwill, $811,000 in gains on fixed assets, and an increase in earnings on the Corporation's life insurance contracts.

Other Expenses
--------------

Total other expenses for the first nine months of 2002 were $167.5 million, a $4.1 million, or 2.5%, increase over the same period in 2001. Other expenses in 2001 included $7.1 million in merger-related expenses. Excluding these one-time charges, other expenses increased $11.2 million or 7.2%. The largest increase was in salaries and benefits, which increased $10.0 million, or 11.5%. In addition, occupancy expense increased $386,000, or 3.0%, data processing increased $584,000, or 6.8% and other expense increased $3.5 million or 10.1%. These increases were partially offset by decreases in equipment expense of $1.0 million, or 11.0%, and intangible amortization of $2.2 million, or 67.4%.

Salaries and employee benefits increased 10.0 million, or 11.5% to $97.0 million in comparison to the first nine months of 2001 of $87.0 million. Of this increase, $2.9 million was attributable to employee benefits, which rose 20.8% due to increases in the cost of health insurance and retirement plan expenses. Salary expense increased $7.2 million, or 10.0%, due to growth in the employee base, including additional employees from the Acquired Branches, and normal merit increases.

Net occupancy expenses increased $386,000, or 3.0%, while equipment expenses were down by $1.0 million, or 11.0%. The net occupancy expense increase resulted from depreciation expense and other occupancy costs related to the Corporation's new office building at its main office location. Equipment expense decreased due to operational efficiencies realized from the acquisition of Drovers in July 2001.

Intangible amortization decreased $2.2 million, or 67.4% due to the non-amortization of goodwill in accordance with Statements 142 and 147.

Data processing expense increased $584,000, or 6.8%, over the same period in 2001. This was due to the increase in the number of accounts and customers being serviced. Other expense increased $3.5 million, or 10.1%, to $38.7 million in 2002 as compared to $35.2 million in 2001. This was due to a $926,000, or 22.8% increase in advertising, for a significant branding campaign, a $634,200 or 44.0% increase in operating risk losses related to overdrafts and robberies, and a general increase in expenses due to growth.

Income Taxes
------------

Income tax expense for the nine months ended September 30, 2002 was $41.7 million, a $8.2 million, or 24.7%, increase from $33.4 million in 2001. The Corporation's effective tax rate was approximately 29.6% in 2002 as compared to 28.8% in 2001. Excluding the impact of the non-recurring merger-related expenses in 2001, the effective tax rate was 29.2%. The increase in the effective tax rate from 2002 to 2001 was mainly due to the State of New Jersey tax legislation enacted in July, 2002, which added $950,000 of additional state income tax expense during the first nine months of 2002. The effective rate is lower than the federal statutory rate of 35%, due mainly to investments in tax-free municipal securities and federal tax credits from investments in low and moderate income housing partnerships.

FINANCIAL CONDITION
-------------------

Total assets of the Corporation increased $333.0 million, or 4.3%, from December 31, 2001 to $8.1 billion at September 30, 2002. Loans decreased $43.5 million, or 1.0% to $5.3 billion at September 30, 2002. While commercial loans and commercial mortgages increased $122.1 million, or 4.2%, residential mortgages continued to decrease ($50.7 million, or 3.5%) as a result of refinance activity. In addition, consumer loans and leases declined $43.9 million, or 6.2%, mainly in indirect automobile financing.

Cash and due from banks decreased $44.9 million, or 12.6%, from December 31, 2001. The decrease was the result of a sharp increase in demand deposit activity at the end of December, 2001, resulting in an unusually high Federal Reserve Bank balance as of December 31, 2001. Investment securities increased $411.8 million, or 23.7%, partially due to securities purchases of $868.1 million exceeding proceeds from maturities and sales of $528.8 million. Investment securities have increased mainly due to the increase in deposits exceeding net loan demand. Premises and equipment decreased $2.9 million, or 2.3%, due to normal depreciation expense and the sale of certain branch properties.

Deposits increased $272.4 million, or 4.5%, from December 31, 2001. Most of the increase has been in demand and savings accounts. Demand and savings deposits increased $194.9 million and $100.2 million, respectively, while time deposits decreased by $22.7 million. This reflects a general mood in the financial community that interest rates should start to rise again in the future, leaving consumers reluctant to reinvest maturing time deposits at the current lower rates.

Due to the increase in deposits exceeding the increase in loans, the Corporation's short-term borrowing also decreased during the first nine months of 2002. Federal funds purchased decreased $54.5 million, or 54.2%. Partially offsetting the decrease in short-term borrowings was an increase in customer repurchase agreements, which increased $38.5 million, or 13.3%. The Corporation also reduced its Federal Home Loan Bank long-term debt by $5.9 million, or 12.9%, as a result of maturing Federal Home Loan Bank advances.

The Corporation repurchased $2.0 million of its corporation-obligated mandatory redeemable capital securities of subsidiary trust during the first half of 2002. This reduced the balance of the 9.25% financing instrument to $5.5 million.

Capital Resources
-----------------

Total shareholders' equity increased $41.7 million, or 5.1%, during the first nine months of 2002. This increase was due to net income of $99.0 million and a $14.4 million improvement in the net unrealized gain on investment securities and $3.3 million in issuance of stock. Cash dividends to shareholders of $45.0 million and $30.1 million of stock repurchases offset these increases.

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

As of September 30, 2002, the Corporation and each of its subsidiaries met the minimum capital requirements. In addition, the Corporation and each of its subsidiaries' capital ratios exceeded the amounts required to be considered "well-capitalized" as defined in the regulations.

On January 15, 2002, the Board of Directors approved a plan to repurchase up to
3.1 million shares of the Corporation's common stock through June 30, 2002 (the plan was extended to December 31, 2002 at the June, 2002 meeting of the Board of Directors). Stock repurchased will be added to the Corporate treasury and will be used for general corporate purposes. Through September 30, 2002, the Corporation had repurchased 1,616,000 shares under this plan.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

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

Equity Market Price Risk
------------------------

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation's equity investments consist of common stocks of publicly traded financial institutions (cost basis of approximately $74.1 million), U.S. Government agency stock (cost basis of approximately $42.9 million) and equity mutual funds (cost basis of approximately $12.5 million). The Corporation's financial institutions stock portfolio had gross unrealized gains of approximately $8.0 million at September 30, 2002.

Although the book value of equity investments accounted for only 1.6% of the Corporation's total assets, the unrealized gains on the portfolio represent a potential source of revenue. The Corporation has a history of periodically realizing gains from this portfolio and, if values were to decline significantly, this revenue source could be lost.

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

FULTON FINANCIAL CORPORATION
INTEREST RATE SENSITIVITY

(dollars in thousands)                                   Expected Maturity Period
                                 ---------------------------------------------------------------------------
                                  Less Than                                                     Greater Than
                                  1 Year      1-2 Years     2-3 Years   3-4 Years   4-5 Years    5 Years
                                 -----------  -----------   ---------   ----------  ---------   ------------

Fixed rate loans (1) ........... $ 1,047,138  $   682,527   $ 458,680   $ 300,193   $ 216,874   $   433,870
    Average rate (1) ...........        7.25%        7.52%       7.51%       7.52%       7.48%         7.00%
Floating rate loans (2) ........     777,523      278,238     224,344     174,798     140,222       595,094
    Average rate ...............        5.80%        6.10%       6.00%       6.11%       5.22%         5.02%

Fixed rate investments (3) .....     687,070      488,126     243,468     143,874     107,517       292,835
    Average rate .............          5.49%        5.60%       5.37%       5.28%       5.36%         5.28%
Floating rate investments (3) ..       1,000            -           -           -           -        13,532
    Average rate ...............        7.58%                       -           -           -          4.41%

Other interest-earning assets ..      49,330            -           -           -           -             -
    Average rate ...............        5.03%           -           -           -           -             -
                                 -----------  -----------   ---------   ---------    --------   -----------

Total .......................... $ 2,562,061  $ 1,448,891   $ 926,492   $ 618,865   $ 464,613   $ 1,335,331
    Average rate ...............        6.30%        6.60%       6.58%       6.60%       6.31%         5.71%
                                 -----------  -----------   ---------   ---------    --------   -----------

Fixed rate deposits (4) ........ $ 1,470,998  $   432,161   $ 251,052   $  57,705   $ 205,343   $    61,266
    Average rate ...............        3.40%        3.81%       4.52%       4.70%       4.90%         5.08%
Floating rate deposits (5) .....   1,346,568      151,107     151,107     151,107     151,107     1,829,684
    Average rate ...............        1.82%        0.23%       0.23%       0.23%       0.23%         0.22%

Fixed rate borrowings (6) ......      11,270       37,733      83,247         261         413       308,612
    Average rate ...............        3.98%        5.35%       6.29%       5.55%       5.15%         5.36%
Floating rate borrowings (7) ...     388,676        5,000           -           -           -             -
    Average rate ...............        1.53%        2.23%          -           -           -             -
                                 -----------  -----------   ---------   ---------   ---------   -----------

Total .......................... $ 3,217,512      626,001   $ 485,406   $ 209,073   $ 356,863   $ 2,199,561
    Average rate ...............       2 .51%        3.03%       3.49%       1.47%       2.92%         1.08%
                                 -----------  -----------   ---------   ---------   ---------   -----------


(dollars in thousands)                            Estimated
                                    Total        Fair Value
                                  -----------   -----------
Fixed rate loans (1) ...........  $ 3,139,282   $ 3,342,780
    Average rate (1) ...........         7.35%
Floating rate loans (2) ........    2,190,219     2,182,357
    Average rate ...............         5.63%

Fixed rate investments (3) .....    1,962,890     2,020,082
    Average rate ...............         5.45%
Floating rate investments (3) ..       14,532        14,816
    Average rate ...............         4.63%

Other interest-earning assets ..       49,330        49,330
    Average rate ...............         5.03%
                                  -----------   -----------

Total ..........................  $ 7,356,253   $ 7,609,365
    Average rate ...............         6.31%
                                  -----------   -----------

Fixed rate deposits (4) ........  $ 2,478,525   $ 2,645,750
    Average rate ...............         3.78%
Floating rate deposits (5) .....    3,780,679     3,695,011
    Average rate ...............         0.79%

Fixed rate borrowings (6) ......      441,536       474,087
    Average rate ...............         5.50%
Floating rate borrowings (7) ...      393,676       399,472
    Average rate ...............         1.54%

                                  -----------   -----------

Total ..........................  $ 7,094,416   $ 7,214,323
    Average rate ...............         2.17%
                                  -----------   -----------

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

Static gap provides a measurement of repricing risk in the Corporation's balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation's assets and liabilities into predetermined repricing periods. The assets and liabilities in each of these periods are summed and compared for mismatches within that maturity segment. Core deposits having non-contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans held and for mortgage-backed securities includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation's policy limits the cumulative 6-month gap to plus or minus 15% of total earning assets. The cumulative 6-month gap as of September 30, 2002 was 1.15.

Simulation of net interest income and of net income is performed for the next twelve-month period. A variety of interest rate scenarios is used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of earnings is used primarily to measure the Corporation's short-term earnings exposure to rate movements. The Corporation's policy limits the potential exposure of net interest income to 10% of the base case net interest income for every 100 basis point "shock" in interest rates. A "shock" is an immediate upward or downward movement of interest rates across the yield curve based upon changes in the prime rate. The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current low rates, only the 100 basis shock in a downward scenario is shown):

                         Annual change
                        in net interest
      Rate Shock            income             % Change
    --------------    -------------------    ------------
      +300 bp          +$ 17.2 million          + 5.4%
      +200 bp          +$ 17.1 million          + 5.4%
      +100 bp          +$  7.3 million          + 2.3%
      -100 bp          -$ 11.9 million          - 3.8%

Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer term repricing risks and options in the Corporation's balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point "shock" movement in interest rates. The following table summarizes the expected impact of interest rate shocks on economic value of equity (due to the current low rates, only the 100 basis shock in a downward scenario is shown):

                          Change in
                       economic value of
      Rate Shock           equity             % Change
    --------------    -------------------    ------------
      +300 bp          -$ 29.3 million          - 2.1%
      +200 bp          -$  3.1 million          - 0.2%
      +100 bp          +$  8.6 million          + 0.6%
      -100 bp          -$ 21.7 million          - 1.6%

Item 4.  Controls and Procedures
--------------------------------

Within the 90 days prior to the filing date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                          PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

     (4) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (5) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

     (1) Form 8-K dated August 27, 2002 reporting a presentation made at an investor meeting to provide an overview of the Corporation's strategy and performance.

     (2) Form 8-K dated September 20, 2002 reporting a presentation made at an investor meeting to provide an overview of the Corporation's strategy and performance.

                  FULTON FINANCIAL CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULTON FINANCIAL CORPORATION

Date:  November 14, 2002               /s/ Rufus A. Fulton, Jr.
     -------------------------          ----------------------------------------
                                           Rufus A. Fulton, Jr.
                                           Chairman and Chief Executive Officer

Date:  November 14, 2002              /s/  Charles J. Nugent
     -------------------------        ------------------------------------------
                                           Charles J. Nugent
                                           Senior Executive Vice President and
                                           Chief Financial Officer

                                  CERTIFICATION

I, Rufus A. Fulton, Jr. certify that:

1. I have reviewed this quarterly report on Form 10-Q of Fulton Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002            /s/  Rufus A. Fulton, Jr.
     -------------------------        ------------------------------------------
                                           Rufus A. Fulton, Jr.
                                           Chairman and Chief Executive Officer

                                  CERTIFICATION

I, Charles J. Nugent, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Fulton Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002               /s/  Charles J. Nugent
     -------------------------        ------------------------------------------
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

10.  Material Contracts

     (a)  Severance Agreements entered into between Fulton Financial and: Rufus
          A. Fulton, Jr., as of April 17, 1984; R. Scott Smith, Jr., as of May 17, 1988; Charles J. Nugent, as of November 19, 1992; and Richard J. Ashby, Jr., as of May 17, 1988.

     (b) Incentive Stock Option Plan adopted September 19, 1995 - Incorporated by reference from Exhibit A of Fulton Financial Corporation's 1996 Proxy Statement.

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.