Form 10-K
period 2002-12-31
FULTON FINANCIAL CORP
filed 2003-03-27
CIK 700564

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 2002, or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from            to
                                   ----------    ----------

                         Commission File Number: 0-10587

                          FULTON FINANCIAL CORPORATION
   ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  PENNSYLVANIA                          23-2195389
   ---------------------------------------------------------------------------
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)               Identification No.)

   One Penn Square, P. O. Box 4887, Lancaster, Pennsylvania             17604
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

                          Common Stock, $2.50 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [_]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2002, was approximately $1.8 billion. The number of shares of the Registrant's Common Stock outstanding on February 28, 2003 was 100,723,000.

Portions of the Definitive Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on April 15, 2003 are incorporated by reference in Part III.

                                TABLE OF CONTENTS

                  Description                                                                                   Page
                  -----------                                                                                   ----
PART I
------

Item 1.          Description of Business ...................................................................       3
Item 2.          Properties ................................................................................       9
Item 3.          Legal Proceedings .........................................................................      10
Item 4.          Submission of Matters to a Vote of Security Holders .......................................      10

PART II
-------

Item 5.          Market for Registrant's Common Equity and Related Shareholder Matters .....................      11
Item 6.          Selected Financial Data ...................................................................      11
Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations .....      12
Item 7A.         Quantitative and Qualitative Disclosures About Market Risk ................................      28
Item 8.          Financial Statements and Supplementary Data:
                         Consolidated Balance Sheets .......................................................      34
                         Consolidated Statements of Income .................................................      35
                         Consolidated Statement of Shareholders' Equity ....................................      36
                         Consolidated Statements of Cash Flows .............................................      37
                         Notes to Consolidated Financial Statements ........................................      38
                         Independent Auditors' Report ......................................................      62
                         Quarterly Consolidated Results of Operations (unaudited) ..........................      65
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......      66

PART III
--------

Item 10.         Directors and Executive Officers of the Registrant ........................................      67
Item 11.         Executive Compensation ....................................................................      67
Item 12.         Security Ownership of Certain Beneficial Owners and Management ............................      67
Item 13.         Certain Relationships and Related Transactions ............................................      67

PART IV
-------

Item 14.         Controls and Procedures ...................................................................      68
Item 15.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........................      68

                 Signatures ................................................................................      70
                 Certifications ............................................................................      73
                 Exhibit Index .............................................................................      75

PART I

Item 1.  Description of Business

General

     Fulton Financial Corporation (the Corporation) was incorporated under the laws of Pennsylvania on February 8, 1982 and became a bank holding company through the acquisition of all of the outstanding stock of Fulton Bank on June 30, 1982. In 2000, the Corporation became a financial holding company as defined in the Gramm-Leach-Bailey Act (GLB Act), which allowed the Corporation to expand its financial services activities under its holding company structure (See "Competition" and "Regulation and Supervision"). The Corporation directly owns 100% of the stock of ten community banks, three financial services companies and six non-bank entities.

     The common stock of Fulton Financial Corporation is listed for quotation on the National Market System of the National Association of Securities Dealers Automated Quotation System under the symbol FULT. The Corporation's internet address is www.fult.com. Electronic copies of the Corporation's 2002 Annual Report on Form 10-K are available free of charge by visiting the "Investor Information" section of www.fult.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this internet address. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC).

Bank and Financial Services Subsidiaries

     The Corporation's ten subsidiary banks are located primarily in suburban or semi-rural geographical markets throughout a four state region (Pennsylvania, Maryland, New Jersey and Delaware). Pursuant to its "super-community" banking strategy, the Corporation operates the banks autonomously to maximize the advantage of community banking and service to its customers. Where appropriate, operations are centralized through common platforms and back-office functions; however, decision making generally remains with the local bank management.

     The subsidiary banks are located in areas which are home to a wide range of manufacturing, distribution, health care and other service companies. The Corporation and its banks are not dependent upon one or a few customers or any one industry and the loss of any single customer or a few customers would not have a material adverse impact on any of the subsidiary banks.

     Although the banks vary in terms of size, each offers a consistent variety of commercial and retail banking services to its customers. Included in the array of products are demand, savings and time deposits; commercial, consumer and mortgage loans; vehicle and equipment leasing and financing; VISA and MasterCard credit cards; VISA debit cards; cash management; international services such as letters of credit and currency exchange; and PC and telephone banking. Through its financial services subsidiaries, the Corporation offers investment management, trust, brokerage, insurance and investment advisory services.

     The Corporation's subsidiary banks deliver their products and services through traditional branch banking, with a network of full service branch offices. Electronic delivery channels include a network of automated teller machines, telephone banking and PC banking through the Internet. The variety of available delivery channels allows customers to access their account information and perform certain transactions such as transferring funds and paying bills at virtually any hour of the day.

     The following table provides geographical and statistical information for the Corporation's banking and financial services subsidiaries.

                                                                                                     Full-Time
                                                          Main Office          Total       Total     Equivalent
                    Subsidiary                              Location           Assets    Deposits    Employees     Branches (1)
     --------------------------------------------    ----------------------  ---------   ---------   ----------    ------------
                                                                                  (millions)
     Fulton Bank ...............................     Lancaster, PA           $   3,635   $   2,548          802              71
     Lebanon Valley Farmers Bank ...............     Lebanon, PA                   755         604          167              17
     Swineford National Bank ...................     Hummels Wharf, PA             266         213           84               7
     Lafayette Ambassador Bank .................     Easton, PA                  1,062         865          334              22
     FNB Bank, N.A. ............................     Danville, PA                  307         221           75               8
     Hagerstown Trust ..........................     Hagerstown, MD                467         366          152              15
     Delaware National Bank ....................     Georgetown, DE                312         255          114              12
     The Bank (2) ..............................     Woodbury, NJ                1,022         831          309              29
     The Peoples Bank of Elkton ................     Elkton, MD                     97          84           35               2
     Skylands Community Bank ...................     Hackettstown, NJ              359         302           78               8
     Fulton Financial Advisors, N.A. and Fulton
      Insurance Services Group, Inc. ...........     Lancaster, PA                   -           -          175               -
     Dearden, Maguire, Weaver &Barrett, LLC ....     West Conshohocken, PA           -           -           13               -
     Fulton Financial (Parent Company) .........     Lancaster, PA                   -           -          568               -
                                                                                                     ----------    ------------
                                                                                                          2,906             191
                                                                                                     ==========    ============

-----------------------------------------------

    (1) See additional information in "Item 2. Properties"

    (2) In February, 2003, The Bank and Woodstown National Bank were merged. Information presented throughout this report for The Bank is based on the combined entity.

Non-Bank Subsidiaries

     The Corporation also owns 100% of the stock of six non-bank subsidiaries:
(i) Fulton Reinsurance Company, which engages in the business of reinsuring credit life and accident and health insurance directly related to extensions of credit by the banking subsidiaries of the Corporation; (ii) Fulton Financial Realty Company, which holds title to or leases certain properties upon which Corporation branch offices and other facilities are located; (iii) Central Pennsylvania Financial Corp., which owns certain limited partnership interests in partnerships invested in low and moderate income housing projects; (iv) FFC Management, Inc., which owns certain investment securities and other passive investments; (v) Drovers Capital Trust I (the "Trust"), a Delaware business trust whose sole asset is $7.7 million of junior subordinated deferrable interest debentures to the Trust from the Corporation; and (vi) FFC Penn Square, Inc. which owns $44 million of trust preferred securities issued by a subsidiary of the Corporation's largest bank subsidiary. In addition, the Corporation owns a 1/8th interest in Pennbanks Insurance Company, a joint venture with seven other Pennsylvania banks, which formed an offshore reinsurance company. Each bank in the venture owns a segregated cell through which its respective premiums and losses from credit life and accident and health insurance are funded and for which each bank has sole responsibility.

Competition

     The banking and financial services industries are highly competitive. Within its geographical region, the Corporation's subsidiaries face direct competition from other commercial banks, varying in size from local community banks to larger regional and national banks, and credit unions. With the growth in electronic commerce and distribution channels, the banks also face competition from banks not physically located in the Corporation's geographical markets.

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

Market Share

     Although there are many ways to assess the size and strength of banks, deposit market share continues to be an important industry statistic. This information is compiled annually by the Federal Deposit Insurance Corporation
(FDIC) and is available to the public. The Corporation's banks maintain branch offices in 30 counties across four Mid-Atlantic states. In ten of these counties, the Corporation ranks in the top three in deposit market share (based on deposits as of June 30, 2002). The following table summarizes information about the counties in which the Corporation has branch offices and its market position in each county.

                                                                                     No. of Financial        Deposit Market
                                                                                       Institutions          Share (6/30/02)
                                                                                   --------------------  ----------------------
                                    Population               Banking                Banks/     Credit
            County         State      (2002)                Subsidiary              Thrifts    Unions      Rank          %
     --------------------  ------  ------------  --------------------------------  ---------  ---------  ---------  -----------
     Lancaster               PA         475,000  Fulton Bank                          20         12          1        20.1%

     Dauphin                 PA         252,000  Fulton Bank                          20         12          5         5.3%

     Cumberland              PA         215,000  Fulton Bank                          17          8         13         1.6%

     York                    PA         388,000  Fulton Bank                          17         19          3        10.0%

     Chester                 PA         442,000  Fulton Bank                          34          8         22         0.8%

     Montgomery              PA         757,000  Fulton Bank                          51         33         54         0.1%

     Berks                   PA         377,000  Fulton Bank                          19         18          8         3.4%

                                                 Lebanon Valley Farmers Bank                                21         0.4%

     Lebanon                 PA         121,000  Lebanon Valley Farmers Bank           9          2          1        32.8%

     Schuylkill              PA         149,000  Lebanon Valley Farmers Bank          17          8          8         3.5%

     Snyder                  PA          38,000  Swineford National Bank               7          0          2        33.5%

     Union                   PA          42,000  Swineford National Bank               7          1          6         6.2%

     Northumberland          PA          94,000  Swineford National Bank              17          3         11         2.6%

                                                 FNB Bank, N.A.                                              6         6.2%

     Montour                 PA          18,000  FNB Bank, N.A.                        5          3          1        34.4%

     Columbia                PA          64,000  FNB Bank, N.A.                        9          0          7         4.8%

     Lycoming                PA         120,000  FNB Bank, N.A.                       13         12         16         0.7%

     Northampton             PA         269,000  Lafayette Ambassador Bank            18         15          1        14.4%

     Lehigh                  PA         314,000  Lafayette Ambassador Bank            20         14          4         4.7%

     Washington              MD         135,000  Hagerstown Trust                      9          3          1        22.9%

     Frederick               MD         205,000  Hagerstown Trust                     15          4         18         0.1%

     Cecil                   MD          90,000  Peoples Bank of Elkton                8          3          3        12.4%

     Sussex                  DE         164,000  Delaware National Bank               12          4          5         1.2%

     New Castle              DE         509,000  Delaware National Bank               32         31         24         0.1%

     Camden                  NJ         509,000  The Bank                             19         12         20         0.2%

     Gloucester              NJ         259,000  The Bank                             24          5          2        14.1%

     Salem                   NJ          64,000  The Bank                              8          4          1        31.0%

     Cape May                NJ         103,000  The Bank                             14          1         14         0.5%

     Atlantic                NJ         257,000  The Bank                             17          6         18         0.4%

     Warren                  NJ         105,000  Skylands Community Bank              12          3          6         7.6%

     Sussex                  NJ         146,000  Skylands Community Bank              11          1         11         0.7%

     Morris                  NJ         479,000  Skylands Community Bank              36          9         16         1.3%

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

                                                              State (Name)
                                                              or National       Primary
                               Subsidiary                       Charter       Regulator(s)
               --------------------------------------------   ------------    ------------
               Fulton Bank ................................   PA              PA/FDIC
               Lebanon Valley Farmers Bank ................   PA              PA/FRB
               Swineford National Bank ....................   National        OCC (1)
               Lafayette Ambassador Bank ..................   PA              PA/FRB
               FNB Bank, N.A. .............................   National        OCC
               Hagerstown Trust ...........................   MD              MD/FDIC
               Delaware National Bank .....................   National        OCC
               The Bank ...................................   NJ              NJ/FDIC (2)
               Peoples Bank of Elkton .....................   MD              MD/FDIC
               Skylands Community Bank ....................   NJ              NJ/FDIC
               Fulton Financial Advisors, N.A. ............   National        OCC (3)
               Fulton Financial (Parent Company) ..........   N/A             FRB

              -------------------------------------------------

              (1) Office of the Comptroller of the Currency.

              (2) Woodstown National Bank, which was merged with The Bank in
                  February, 2003, was regulated by the OCC.

              (3) Fulton Financial Advisors, N.A. is chartered as an uninsured national trust bank.

     Federal statutes that apply to the Corporation and its subsidiaries include the GLB Act, the Bank Holding Company Act (BHCA), the Federal Reserve Act and the Federal Deposit Insurance Act. In general, these statutes establish the corporate governance and eligible business activities of the Corporation, certain acquisition and merger restrictions, limitations on inter-company transactions such as loans and dividends, and capital adequacy requirements, among other regulations.

     The Corporation is subject to regulation and examination by the Federal Reserve Board (FRB), and is required to file periodic reports and to provide additional information that the FRB may require. The BHCA imposes certain restrictions upon the Corporation regarding the acquisition of substantially all of the assets of or direct or indirect ownership or control of any bank of which it is not already the majority owner. In addition, the FRB must approve certain proposed changes in organizational structure or other business activities before they occur.

     There are a number of restrictions on financial and bank holding companies and FDIC-insured depository subsidiaries that are designed to minimize potential loss to depositors and the FDIC insurance funds. If an FDIC-insured depository subsidiary is "undercapitalized", the bank holding company is required to ensure (subject to certain limits) the subsidiary's compliance with the terms of any capital restoration plan filed with its appropriate banking agency. Also, a bank holding company is required to serve as a source of financial strength to its depository institution subsidiaries and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the BHCA, the FRB has the authority to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of a depository institution subsidiary of the bank holding company.

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

     There are also various restrictions on the extent to which the Corporation and its non-bank subsidiaries can receive loans from its banking subsidiaries. In general, these restrictions require that such loans be secured by designated amounts of specified collateral and are limited, as to any one of the Corporation or its non-bank subsidiaries, to 10% of the lending bank's capital stock and surplus (20% in the aggregate to all such entities).

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

Sarbanes-Oxley Act of 2002

     The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley), which was signed into law in July, 2002, impacts all companies with securities registered under the Securities Exchange Act of 1934, including the Corporation. Sarbanes-Oxley created new requirements in the areas of corporate governance and financial disclosure including, among other things, (i) increased responsibility for Chief Executive Officers and Chief Financial Officers with respect to the content of filings with the SEC; (ii) enhanced requirements for audit committees, including independence and disclosure of expertise; (iii) enhanced requirements for auditor independence and the types of non-audit services that auditors can provide; (iv) accelerated filing requirements for SEC reports; (v) increased disclosure and reporting obligations for companies, their directors and their executive officers; and (vi) new and increased civil and criminal penalties for violations of securities laws. While some of the provisions became effective immediately; others will become effective from within 30 days to one year of enactment, subject to rulemaking as delegated by Sarbanes-Oxley to the SEC.

     Certifications of the Chief Executive Officer and the Chief Financial Officer as required by Sarbanes-Oxley and the resulting SEC rules can be found in the "Signatures" and "Exhibits" sections of this document.

Item 2. Properties

     The following table summarizes the Corporation's branch network, by subsidiary bank. Remote service facilities (mainly stand-alone ATM's) are excluded.

                                                          Owned                                            Total
                                                  ----------------------
          Bank                                    Bank (1)      FFRC (2)       Leased       Term (3)      Branches
          ----                                    --------      --------       ------       --------      --------
          Fulton Bank ..........................      21           2              48          2017            71
          Lebanon Valley Farmers Bank ..........      11           2               4          2014            17
          Swineford National Bank ..............       5           -               2          2007             7
          Lafayette Ambassador Bank ............       7           -              15          2010            22
          FNB Bank, N.A. .......................       6           -               2          2004             8
          Hagerstown Trust .....................       7           -               8          2014            15
          Delaware National Bank ...............       8           -               4          2007            12
          The Bank .............................      21           -               8          2005            29
          Peoples Bank of Elkton ...............       1           -               1          2016             2
          Skylands Community Bank ..............       3           -               5          2012             8
          ----                                    --------      --------       ------                     --------
          Total ................................      90           4              97                         191
          ----                                    ========      ========       ======                     ========

          -------------------------------------

          (1) Properties are owned by the bank, free and clear of encumbrances.

          (2) Properties are owned by Fulton Financial Realty Company and are leased to the banks.

          (3) Latest lease term expiration date, excluding renewal options.

     The following table summarizes the Corporation's other significant properties (administrative headquarters locations generally include a branch; these are reflected in the table above):

                                                                                                           Owned/
          Bank                                               Property                 Location             Leased
          ----                                               --------                 --------             ------
          Fulton Bank/Fulton Financial Corp. ...     Admin. Headquarters       Lancaster, PA                (1)
          Fulton Bank. .........................     Operations Center         Mantua, NJ                  Owned
          Fulton Financial Corp. ...............     Operations Center         East Petersburg, PA         Owned
          Fulton Bank, Drovers Division ........     Admin. Headquarters       York, PA                  Owned (2)
          Fulton Bank, Great Valley Division ...     Admin. Headquarters       Reading, PA                 Owned
          Lebanon Valley Farmers Bank ..........     Admin. Headquarters       Lebanon, PA                 Owned
          Swineford National Bank ..............     Admin. Headquarters       Hummels Wharf, PA           Owned
          Lafayette Ambassador Bank ............     Admin. Headquarters       Easton, PA                  Owned
                                                     Operations Center         Bethlehem, PA               Owned
          FNB Bank, N.A. .......................     Admin. Headquarters       Danville, PA                Owned
          Hagerstown Trust .....................     Admin. Headquarters       Hagerstown, MD              Owned
          Delaware National Bank ...............     Admin. Headquarters       Georgetown, DE            Leased (3)
          The Bank .............................     Admin. Headquarters       Woodbury, NJ                Owned
          Peoples Bank of Elkton ...............     Admin. Headquarters       Elkton, MD                  Owned
          Skylands Community Bank ..............     Admin. Headquarters       Hackettstown, NJ          Leased (4)

          -------------------------------------

          (1) Includes approximately 100,000 square feet which is owned by an independent third party who financed the construction through a loan from Fulton Bank. The Corporation is leasing this space from the third party in an arrangement accounted for as a capital lease. The lease term expires in 2027. The remainder of the Administrative Headquarters location is owned by the Corporation.

          (2) Fulton Bank occupies approximately 8,000 square feet and leases the remaining 54,000 square feet to third party lessees.

          (3) Lease expires in 2006.

          (4) Lease expires in 2004.

Item 3.  Legal Proceedings

     There are no legal proceedings pending against Fulton Financial Corporation or any of its subsidiaries which are expected to have a material impact upon the financial position and/or the operating results of the Corporation.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders of Fulton Financial Corporation during the fourth quarter of 2002.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The information appearing under the heading "Common Stock" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 6.  Selected Financial Data

5-YEAR CONSOLIDATED SUMMARY OF FINANCIAL RESULTS
(Dollars in thousands, except per-share data)

                                                                                    For the Year
                                                       ------------------------------------------------------------------------
                                                           2002           2001           2000           1999           1998
                                                       ------------   ------------   ------------   ------------   ------------
     SUMMARY OF INCOME
     -----------------
     Interest income .............................     $    469,288   $    518,680   $    519,661   $    465,221   $    450,195
     Interest expense ............................          158,219        227,962        243,874        199,128        199,430
                                                       ------------   ------------   ------------   ------------   ------------
     Net interest income .........................          311,069        290,718        275,787        266,093        250,765
     Provision for loan losses ...................           11,900         14,585         15,024          9,943          6,848
     Other income ................................          115,783        102,744         76,980         68,002         65,999
     Other expenses ..............................          225,536        218,921        186,472        177,026        173,274
                                                       ------------   ------------   ------------   ------------   ------------
     Income before income taxes ..................          189,416        159,956        151,271        147,126        136,642
     Income taxes ................................           56,468         46,367         44,437         42,499         41,635
                                                       ------------   ------------   ------------   ------------   ------------
     Net income ..................................     $    132,948   $    113,589   $    106,834   $    104,627   $     95,007
                                                       ============   ============   ============   ============   ============

     PER-SHARE DATA (1)
     ------------------
     Net income (basic) ..........................     $       1.30   $       1.10   $       1.05   $       1.02   $       0.92
     Net income (diluted) ........................             1.29           1.09           1.05           1.01           0.92
     Cash dividends ..............................            0.586          0.530          0.474          0.426          0.384

     RATIOS
     ------
     Return on average assets ....................             1.68%          1.51%          1.52%          1.60%          1.56%
     Return on average assets (2) ................             1.68           1.60           1.52           1.60           1.56
     Return on average equity ....................            15.86          14.58          15.85          15.76          15.01
     Return on average equity (2) ................            15.86          15.40          15.85          15.76          15.01
     Net interest margin .........................             4.35           4.27           4.31           4.48           4.52
     Efficiency ratio (2) ........................            52.40          53.20          52.40          52.60          55.20
     Average equity to average assets ............            10.60          10.40           9.60          10.20          10.40
     Dividend payout ratio .......................            45.40          48.60          45.10          42.20          41.70

     PERIOD-END BALANCES
     -------------------
     Total assets ................................     $  8,387,778   $  7,770,711   $  7,364,804   $  6,787,424   $  6,433,612
     Loans, net of unearned income ...............        5,317,068      5,373,020      5,374,659      4,882,606      4,420,481
     Deposits ....................................        6,245,528      5,986,804      5,502,703      5,051,512      5,048,924
     Long-term debt ..............................          535,555        456,802        559,503        460,573        358,696
     Shareholders' equity ........................          863,742        811,454        731,171        662,749        654,070

     AVERAGE BALANCES
     ----------------
     Total assets ................................     $  7,900,500   $  7,520,071   $  7,019,523   $  6,533,632   $  6,093,496
     Loans, net of unearned income ...............        5,381,950      5,341,497      5,131,651      4,601,801      4,323,585
     Deposits ....................................        6,052,667      5,771,089      5,245,019      5,006,751      4,904,347
     Shareholders' equity ........................          838,213        779,014        673,971        663,841        633,056

   --------------------------------------------------------

   (1) Adjusted for stock dividends and stock splits.

   (2) Excludes impact of merger-related expenses in 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

FORWARD LOOKING STATEMENTS

     The Corporation has made, and may continue to make, certain forward-looking statements with respect to acquisition and growth strategies, market risk, expenses, the effect of competition on net interest margin and net interest income, investment strategy and income growth, investment securities gains, other than temporary impairment of investment securities, deposit and loan growth, asset quality, balances of risk-sensitive assets to risk-sensitive liabilities, employee benefits and other expenses, amortization of goodwill and intangible assets and other financial and business matters for future periods. The Corporation cautions that these forward-looking statements are subject to various assumptions, risks and uncertainties. Because of the possibility that the underlying assumptions may change, actual results could differ materially from these forward-looking statements.

     In addition to the factors identified herein, the following could cause actual results to differ materially from such forward-looking statements: pricing pressures on loan and deposit products, actions of bank and non-bank competitors, changes in local and national economic conditions, changes in regulatory requirements, actions of the Federal Reserve Board (FRB), creditworthiness of current borrowers and customers' acceptance of the Corporation's products and services.

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

     Allowance and Provision for Loan Losses - The Corporation accounts for the credit risk associated with its lending activities through the allowance and provision for loan losses. The allowance is an estimate of the losses inherent in the loan portfolio as of the balance sheet date. The provision is the periodic charge to earnings which is necessary to adjust the allowance to its proper balance. On a quarterly basis, the Corporation assesses the adequacy of its allowance through a methodology that consists of the following:

   - Identifying large balance loans for individual review under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (Statement 114). In general, these consist of large balance commercial loans and commercial mortgages.

   - Assessing whether the loans identified for review under Statement 114 are "impaired". That is, whether it is probable that all amounts will not be collected according to the contractual terms of the loan agreement.

   - For loans identified as impaired, calculating the estimated fair value, using observable market prices, discounted cash flows or the value of the underlying collateral. - Classifying all non-impaired large balance loans based on credit risk ratings and allocating an allowance for loan losses based on appropriate factors, including recent loss history for similar loans.

   - Identifying all smaller balance homogeneous loans for evaluation collectively under the provisions of Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" (Statement 5). In general, these loans include residential mortgages, consumer loans, installment loans, smaller balance commercial loans and mortgages and lease receivables.

  - Statement 5 loans are segmented into groups with similar characteristics and an allowance for loan losses is allocated to each segment based on recent loss history and other relevant information.

  - Reviewing the results to determine the appropriate balance of the allowance for loan losses. This review gives additional consideration to factors such as the mix of loans in the portfolio, the balance of the allowance relative to total loans and non-performing assets, trends in the overall risk profile of the portfolio, trends in delinquencies and non-accrual loans and local and national economic conditions. An unallocated allowance is maintained to recognize the imprecision in estimating and measuring loss exposure.

  - Documenting the results of its review in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues" (SAB 102).

     The allowance review methodology is based on information known at the time of the review. Changes in factors underlying the assessment could have a material impact on the amount of the allowance that is necessary and the amount of provision to be charged against earnings. Such changes could impact future results.

     Goodwill - With the adoption of Statement of Financial Accounting Standards Nos. 142, "Goodwill and Other Intangible Assets" (Statement 142) and 147, "Acquisitions of Certain Financial Institutions" (Statement 147), effective on January 1, 2002, the Corporation discontinued the amortization of goodwill associated with qualifying acquisitions accounted for as purchases. As of January 1, 2002, and at least annually thereafter, recorded goodwill is subject to impairment testing to determine whether write-downs of the recorded balances are necessary.

     The Corporation tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units. A fair value is then determined for each reporting unit. Assuming that the fair values of the reporting units exceed their book values, no write-down of the recorded goodwill is necessary. If the fair value is less than the book value, an additional test is necessary to assess the proper carrying value of the goodwill. The Corporation determined that no impairment write-offs were necessary during 2002.

     Business unit valuation is inherently subjective, with a number of factors based on assumptions and management judgments. Among these are future growth rates for the reporting units, discount rates and earnings capitalization rates. Changes in assumptions and results due to economic conditions, industry factors and reporting unit performance and cash flow projections could result in different assessments of the fair values of reporting units and could result in impairment charges in the future.

     See further discussion of the impact of adopting Statements 142 and 147 in the Notes to Consolidated Financial Statements.

MERGER AND ACQUISITION ACTIVITY

     The Corporation has historically supplemented its internal growth with strategic acquisitions of banks, branches and other financial services companies. To allow the reader to understand the impact of such acquisitions on its financial results, summaries of recent acquisitions follow.

     Drovers Bancshares Corporation - On July 1, 2001, the Corporation completed its merger with Drovers Bancshares Corporation (Drovers), a bank holding company located in York, Pennsylvania, which had approximately $820 million in assets on the acquisition date. Under the terms of the merger agreement, each of the 5.2 million shares of Drovers common stock was exchanged for 1.628 shares of the Corporation's common stock. In addition, each of the options to acquire Drovers stock was exchanged for options to purchase the Corporation's common stock.

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

     In connection with this transaction, the Corporation recorded merger-related expenses of approximately $9.8 million ($6.4 million, net of tax). These charges consisted of an additional provision for loan losses resulting from the consistent application of the

Corporation's allowance evaluation procedures ($2.7 million) and one-time expenses related to employee severance and related benefits, systems conversions, real estate closures and sales, and professional fees ($7.1 million).

     Branch Acquisition - On June 8, 2001, the Corporation assumed $315 million of deposits and purchased $53 million of loans in an acquisition of 18 branches located in New Jersey, Delaware and Pennsylvania (Branch Acquisition). This transaction was accounted for as a purchase and the Corporation recorded a core deposit intangible asset of $9.9 million and an unidentifiable intangible asset of $21.7 million. The core deposit intangible asset is being amortized over 10 years. With the adoption of Statement 147 on January 1, 2002, the unidentifiable intangible asset, which was being amortized on a straight-line basis over 25 years, was reclassified to goodwill and amortization was suspended. As with all of the Corporation's goodwill, this is being tested at least annually for impairment.

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

     In connection with the acquisition, goodwill of approximately $16.0 million was recorded as the initial purchase price paid in excess of the fair value of net assets acquired. Additional payments of up to $5.0 million may become payable upon Dearden Maguire achieving certain revenue goals through December 31, 2005. The goals and the dates of such payments are specified in the purchase agreement. Upon payment of any such amounts, goodwill will be increased. The goodwill was being amortized to expense on a straight-line basis over 20 years. Effective January 1, 2002, as required by Statement 142, the goodwill is no longer being amortized to expense, but is being tested at least annually for impairment.

     Skylands Financial Corporation - On August 1, 2000, the Corporation completed its acquisition of Skylands Financial Corporation (SFC) of Hackettstown, New Jersey. SFC, with approximately $240 million in total assets on the acquisition date, was a bank holding company whose sole banking subsidiary, Skylands Community Bank (Skylands), operated community banking offices in Morris, Warren and Sussex counties.

     Under the terms of the merger agreement, each of the 2.5 million outstanding shares of SFC's common stock was exchanged for 1.075 shares of the Corporation's common stock. In addition, options to acquire shares of SFC stock were also exchanged for options to purchase the Corporation's common stock. As a result of the acquisition, SFC was merged with and into the Corporation and Skylands became the Corporation's third banking subsidiary located in New Jersey.

     The acquisition was accounted for as a purchase and the accounts and results of operations of SFC are included in the financial statements of the Corporation prospectively from the August 1, 2000 acquisition date. In connection with the acquisition, goodwill of approximately $17.5 million was recorded as the purchase price paid in excess of the fair value of net assets acquired. The goodwill was being amortized to expense on a straight line basis over 15 years. Effective January 1, 2002, as required by Statement 142, the goodwill is no longer being amortized to expense, but is being tested at least annually for impairment.

     In the discussion that follows, the acquisitions of SFC, Dearden Maguire and the Branch Acquisition are collectively referred to as the "Purchase Acquisitions".

RESULTS OF OPERATIONS

Overview

     The Corporation's net income for 2002 increased $19.4 million, or 17.0%, in comparison to net income for 2001. Diluted net income per share increased $0.20, or 18.3%, compared to 2001. Net income for 2001 was reduced by $6.4 million of merger-related expenses, net of tax. Excluding the impact of these merger-related expenses, income per share increased $0.14, or 12.2%, and net income increased $13.0 million, or 10.8%. Net income for 2002 of $132.9 million, or $1.30 per share (basic), and $1.29 per share (diluted) represented a return on average assets of 1.68% and a return on average equity of 15.86%.

     The growth in 2002 resulted from increases in net interest income and other income. In addition, the Corporation did not incur any merger-related expenses in 2002 and experienced a reduction in intangible amortization expense as a result of adopting

Statements 142 and 147. These positive factors were partially offset by increases in operating expenses, primarily salaries and employee benefits, and lower investment securities gains.

     Net income for 2001was $113.6 million, or $1.09 per share (diluted), as compared to $106.8 million, or $1.05 per share (diluted), in 2000. The increase in net income for the year was $6.8 million, or 6.3%, and the increase in net income per share was $0.04, or 3.8%. Excluding the impact of the merger-related expenses, the Corporation earned $120.0 million, or $1.15 per share (diluted), for increases of 12.3% and 9.5%, respectively, over 2000.

Net Interest Income

     Net interest income is the most significant component of the Corporation's net income, accounting for approximately 75% of total revenues in 2002. The ability to manage net interest income over a variety of interest rate and economic environments is important to the success of a financial institution. Net interest income growth is generally dependent upon balance sheet growth and maintaining or growing the net interest margin. The "Market Risk" section beginning on page 28 provides additional information on procedures used by the Corporation to manage net interest income.

     The following table summarizes the average balances and interest earned or paid on the Corporation's interest-earning assets and interest-bearing liabilities.

                                                                          Year Ended December 31
                                       ---------------------------------------------------------------------------------------------
(Dollars in thousands)                               2002                         2001                             2000
------------------------------------------------------------------------------------------------------------------------------------
                                         Average             Yield/   Average               Yield/     Average               Yield/
ASSETS                                   Balance   Interest   Rate    Balance     Interest   Rate      Balance     Interest   Rate
-------------------------------------  ----------- --------- ------ -----------  ---------- ------   -----------  ---------- ------
Interest-earning assets:
  Loans and leases (1) ..............  $5,381,950  $370,318   6.88% $5,341,497   $ 424,527   7.95%   $5,131,651   $ 433,720   8.45%
  Taxable inv. securities (2) .......   1,605,077    84,139   5.24   1,300,169      77,701   5.98     1,101,946      68,629   6.23
  Tax-exempt inv. securities (2) ....     229,938     9,835   4.28     216,783       9,465   4.37       231,375      10,187   4.40
  Equity securities (2) .............     113,422     4,066   3.58     103,286       5,097   4.93       109,002       6,087   5.58
  Short-term investments ............      27,741       930   3.35      44,405       1,890   4.26        14,456       1,038   7.18
                                       ----------  --------  -----  ----------   ---------  -----    ----------   ---------  -----
Total interest-earning assets .......   7,358,128   469,288   6.38   7,006,140     518,680   7.40     6,588,430     519,661   7.89
Non-interest-earning assets:
  Cash and due from banks ...........     253,503                      241,660                          246,694
  Premises and equipment ............     123,658                      124,003                          106,020
  Other assets (2) ..................     238,441                      217,717                          142,412
  Less: Allowance for loan losses ...     (73,230)                     (69,449)                         (64,033)
                                       ----------                   ----------                       ----------
          Total Assets ..............  $7,900,500                   $7,520,071                       $7,019,523
                                       ==========                   ==========                       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Demand deposits ...................  $  910,934  $  6,671   0.73% $  744,831   $   8,795   1.18%   $  653,063   $   9,878   1.51%
  Savings deposits ..................   1,516,832    16,453   1.08   1,313,880      25,381   1.93     1,186,721      32,895   2.77
  Time deposits .....................   2,579,441   102,270   3.96   2,786,513     152,793   5.48     2,568,238     144,828   5.64
  Short-term borrowings .............     434,402     6,598   1.52     355,953      13,150   3.69       521,608      30,447   5.84
  Long-term debt ....................     476,415    26,227   5.51     500,162      27,843   5.57       476,590      25,826   5.42
                                       ----------  --------  -----  ----------   ---------  -----    ----------   ---------  -----
Total interest-bearing liabilities ..   5,918,024   158,219   2.67   5,701,339     227,962   4.00     5,406,220     243,874   4.51
Noninterest-bearing liabilities:
  Demand deposits ...................   1,045,460                      925,865                          836,997
  Other .............................      98,803                      113,853                          102,335
                                       ----------                   ----------                       ----------
          Total Liabilities .........   7,062,287                    6,741,057                        6,345,552
Shareholders' equity ................     838,213                      779,014                          673,971
                                       ----------                   ----------                       ----------
          Total Liabs. and Equity ...  $7,900,500                   $7,520,071                       $7,019,523
                                       ==========                   ==========                       ==========
Net interest income .................               311,069                        290,718                          275,787
Net yield on earning assets .........                         4.23                           4.15                             4.19
Tax equivalent adjustment (3) .......                 9,193                          8,286                            8,506
                                                   --------  -----               ---------  -----                 ---------  -----
Net interest margin .................              $320,262   4.35%              $ 299,004   4.27%                $ 284,293   4.31%
                                                   ========  =====               =========  =====                 =========  =====

-----------------------------------

(1)  Includes non-performing loans.

(2) Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

(3) Based on marginal Federal income tax rate and statutory interest expense disallowances.

     The following table sets forth a summary of changes in interest income and interest expense resulting from changes in volumes (average balances) and changes in rates:

                                                                 2002 vs. 2001                          2001 vs. 2000
                                                            Increase (decrease) due                Increase (decrease) due
                                                                  to change in                           to change in
                                                      -------------------------------------  -----------------------------------
                                                        Volume        Rate         Net        Volume       Rate          Net
                                                      ---------    ---------   ----------    ----------   ---------    ---------
                                                                                     (in thousands)
      Interest income on:
        Loans and leases ............................ $   3,229    $ (57,438)  $  (54,209)   $   17,301   $ (26,494)   $  (9,193)
        Taxable investment securities ...............    17,995      (11,557)       6,438        12,345      (3,273)       9,072)
        Tax-exempt investment securities ............       572         (202)         370          (642)        (80)        (722)
        Equity securities ...........................       500       (1,531)      (1,031)         (319)       (671)        (990)
        Short-term investments ......................      (711)        (249)        (960)        2,150      (1,298)         852)
                                                      ---------    ---------   ----------    ----------   ---------    ---------

          Total interest-earning assets ............. $  21,585    $ (70,977)  $  (49,392)   $   30,835   $ (31,816)   $    (981)
                                                      =========    =========   ==========    ==========   =========    =========

      Interest expense on:
        Demand deposits ............................. $   1,974    $  (4,098)  $   (2,124)   $    1,388   $  (2,471)   $  (1,083)
        Savings deposits ............................     3,938      (12,866)      (8,928)        3,525     (11,039)      (7,514)
        Time deposits ...............................   (11,355)     (39,168)     (50,523)       12,309      (4,344)       7,965
        Short-term borrowings .......................     2,886       (9,438)      (6,552)       (9,670)     (7,627)     (17,297)
        Long-term debt ..............................    (1,317)        (299)      (1,616)        1,277         740        2,017
                                                      ---------    ---------   ----------    ----------   ---------    ---------

          Total interest-bearing liabilities ........ $  (3,874)   $ (65,869)  $  (69,743)   $    8,829   $ (24,741)   $ (15,912)
                                                      =========    =========   ==========    ==========   =========    =========

      -----------------------------------------

      Note: The rate/volume variances are allocated in the table above by applying the changes in volume times the prior period rate and by applying the changes in rate times the current period volume on a consistent basis throughout.

      The Corporation's net interest income has been impacted by a series of reductions to short-term interest rates enacted by the FRB over the past two years. These rate reductions resulted in significant decreases to the Corporation's prime lending rate as well as a decline in the general interest rate environment. The rate reductions initially had a negative impact on the Corporation's net interest income and net interest margin as its assets, particularly floating rate loans, repriced to lower rates more quickly than its time deposits. During 2002, however, the Corporation's longer-term liabilities repriced to lower rates resulting in an increase to the Corporation's net interest margin. The positive impact of the time deposit repricing on the net interest margin peaked in mid-2002. The most recent rate cut by the FRB in late 2002 contributed to a slight downward trend in the margin over the last quarter of 2002. If rates remain low in the future, the net interest margin may continue to trend lower.

2002 vs. 2001

      In 2002, net interest income was positively impacted by the full year impact of the Branch Acquisition, which provided approximately $300 million in deposits and $50 million in loans. Net interest income for the year was $311.1 million, a $20.4 million, or 7.0%, increase over 2001. The net interest margin for 2002 was 4.35%, an eight basis point increase from 4.27% in 2001.

      Interest income decreased $49.4 million, or 9.5%, mainly as a result of the 102 basis point decrease in average yields which accounted for a $71.0 million decline in interest income. As previously discussed, average yields decreased during 2002 due to a general decrease in interest rates as a result of the actions of the FRB. The Corporation's prime lending rate averaged 6.89% in 2001, dropping to an average of 4.68% during 2002. The decrease in interest income as a result of rate changes was partially offset by a $21.6 million increase due to average balance growth, primarily in investment securities.

      Average loans of $5.4 billion were essentially flat for the period. This was the result of several offsetting factors. Strong commercial loan and commercial mortgage growth ($241.3 million, or 8.0%, increase in average balances) was offset by decreases in residential mortgages ($166.4 million, or 18.0%) and consumer loans ($39.4 million, or 3.0%). Residential mortgages decreased as a result of the low interest rate environment generating strong refinance activity. Newly originated fixed rate mortgages were sold in the secondary market to promote liquidity and reduce interest rate risk. Consumer loans decreased mainly in direct and indirect automobile loans ($109.0 million, or 20.7%) due to the Corporation electing not to compete with manufacturer-sponsored loan rate incentives and consumers paying off such consumer debt with cash from mortgage refinances. These decreases were offset in part by an increase in home equity loans ($63.7 million, or 10.1%), as consumers took advantage of the lower rates available on these loans.

      The average yield on loans during 2002 was 6.88%, a 107 basis point decline from 2001. The reduction in the Corporation's average prime lending rate resulted in lower overall yields as compared to 2001. The Corporation also experienced a shift of approximately $450 million from fixed rate to adjustable rate commercial loan and commercial mortgage balances.

      Average investment securities increased $328.2 million, or 20.3%, during 2002. The increase was mainly the result of deposit growth exceeding net increases in loans. Total average deposits increased $281.6 million, or 4.9%, during 2002. The Corporation used the excess funds to purchase investment securities, particularly mortgage-backed securities, which grew by $325.9 million, or 29.0%. The average yield on investment securities declined during 2002, although the reduction was not as pronounced as that realized on the loan portfolio. The average yield on investments was 5.03% in 2002 and 5.69% in 2001.

      Interest expense decreased $69.7 million, or 30.5%, to $158.2 million in 2002 from $228.0 million in 2001. This resulted from a combination of declining interest rates and a shift in the composition of liabilities from higher-rate time deposits to lower-rate demand and savings deposits. Interest-bearing demand and savings deposits increased $369.1 million, or 17.9%, and noninterest-bearing deposits increased $119.6 million, or 12.9%, while time deposits decreased by $207.1 million, or 7.4%. The Branch Acquisition contributed $101.4 million to the increase in average deposits. The net $216.7 million, or 3.8%, increase in average interest-bearing liabilities actually resulted in a $3.9 million decrease in interest expense, due to the change in the composition of these liabilities. The 133 basis point decline in the average cost of interest-bearing funds resulted in a $65.9 million decrease in interest expense.

      Average short-term borrowings increased $78.4 million, or 22.0%. This additional source of funds was partially used to reduce the Corporation's higher rate long-term borrowings in the early part of 2002. Average long-term debt decreased $23.7 million, or 4.7%, from $500.1 million in 2001 to $476.4 million in 2002.

      Average interest rates paid on interest-bearing liabilities decreased 133 basis points to 2.67% in 2002 as compared to 4.00% in 2001. This change was more pronounced than the 102 basis point decrease in yields on average interest-earning assets, resulting in an increase in the Corporation's net interest margin of eight basis points to 4.35% in 2002 from 4.27% in 2001.

2001 vs. 2000

      In 2001, net interest income was also positively impacted by the June, 2001 Branch Acquisition. Net interest income for the year was $290.7 million, a $14.9 million, or 5.4%, increase over 2000. The net interest margin for 2001 was 4.27%, a four basis point decrease from 4.31% in 2000.

      Interest income decreased $981,000, or 0.2%, to $518.7 million in 2001 from $519.7 million in 2000. Interest income increased $30.8 million as a result of a $417.7 million increase in average interest-earning assets, however, this was more than offset by a $31.8 million reduction resulting from declining rates. The average yield on earning assets for the year dropped 49 basis points to 7.40% in 2001 from 7.89% in 2000.

      Average loans increased $209.8 million, or 4.1%, to $5.3 billion. Excluding the impact of the Purchase Acquisitions, the increase was $72.4 million, or 1.4%. This modest increase resulted from the same offsetting trends which continued into 2002 - strong commercial loan and commercial mortgage growth ($201.4 million, or 7.5%) offset by a $78.7 million, or 8.0%, decrease in residential mortgages and a $58.7 million, or 4.4%, decrease in consumer loans. Residential mortgages decreased as a result of the low interest rate environment generating increased refinance activity and the sale of the resulting fixed-rate mortgage loans. Consumer loans decreased mainly in indirect and direct automobile loans.

      The average yield on loans during 2001 was 7.95%, a 50 basis point decline from 2000, which mirrored the decline in average rates on total interest-earning assets. The interest rate reductions enacted by the FRB had a direct impact on the Corporation's prime lending rate, which declined to an average of 6.89% during 2001 as compared to 9.24% in 2000. This resulted in lower overall yields as compared to 2000.

      Average investment securities increased $177.9 million, or 12.3%, during 2001. This growth resulted from the Branch Acquisition, where the excess of deposits assumed over loans acquired was approximately $250 million. A portion of these excess funds was used to purchase investment securities as the Corporation realized only modest loan growth. The average yield on investment securities also declined during 2001 to 5.69% compared to 5.89% in 2000.

      Interest expense decreased $15.9 million, or 6.5%, to $228.0 million in 2001 from $243.9 million in 2000. Unlike interest income, which was equally impacted by rates and volumes, the decrease in interest expense was mainly a result of decreases in rates ($24.7 million), somewhat offset by increases in balances ($8.8 million). This contrast resulted from short-term borrowings and demand and savings deposits repricing to lower rates more quickly than earning assets.

      Average interest-bearing deposits increased $437.2 million, or 9.9%, to $4.8 billion in 2001. This increase was largely driven by the Purchase Acquisitions; excluding these acquisitions, the increase was $176.2 million, or 4.1%. All categories of deposits realized growth during 2001. While uncertainty in the equity markets contributed to the inflow of funds to FDIC-insured institutions, the Corporation also benefited from its marketing campaigns promoting core deposit growth. Average demand deposits, excluding the impact of the Purchase Acquisitions, increased $84.0 million, or 5.8%, and average savings deposits increased $57.1 million, or 4.9%. Time deposits increased $81.5 million, or 3.2%.

      Average short-term borrowings decreased $165.7 million, or 31.8%, as excess funds from the Branch Acquisition were used to reduce short-term borrowings as well as to purchase investment securities. Long-term debt increased $23.6 million, or 4.9%, as the Corporation retained positions in longer-term debt for balance sheet management purposes.

      Average interest rates paid on interest-bearing liabilities decreased 51 basis points to 4.00% in 2001 as compared to 4.51% in 2000. This change was comparable to the change in interest-earning assets, thus minimizing the impact of rates on the Corporation's net interest margin for the year, which decreased only four basis points to 4.27% in 2001 from 4.31% in 2000.

Provision and Allowance for Loan Losses

      The credit risk associated with lending activities is accounted for by the Corporation through its allowance and provision for loan losses. The provision is the expense recognized in the income statement to adjust the allowance to its proper balance, as determined through the application of the Corporation's allowance methodology procedures. These procedures include the evaluation of the risk characteristics of the portfolio and documentation in accordance with SAB
102. See "Critical Accounting Policies" on page 12 for a discussion of the Corporation's allowance for loan loss evaluation methodology.

          A summary of the Corporation's loan loss experience follows:

                                                                               Year Ended December 31
                                                        ---------------------------------------------------------------------
                                                            2002          2001          2000          1999          1998
                                                        ------------  ------------  ------------  ------------  ------------
                                                                               (dollars in thousands)
 Loans outstanding at end of year ..................    $  5,317,068  $  5,373,020  $  5,374,659  $  4,882,606  $  4,420,481
                                                        ------------  ------------  ------------  ------------  ------------
 Daily average balance of loans and leases .........    $  5,381,950  $  5,341,497  $  5,131,651  $  4,601,801  $  4,323,585
                                                        ------------  ------------  ------------  ------------  ------------
 Balance of allowance for loan losses
      at beginning of year .........................    $     71,872  $     65,640  $     61,538  $     61,327  $     60,861

 Loans charged-off:
     Commercial, financial and agricultural ........           7,203         6,296         9,242         4,797         2,934
     Real estate - mortgage ........................           2,204           767         1,922         1,604         1,403
     Consumer ......................................           5,587         6,683         6,911         8,147         5,426
     Leasing and other .............................             676           529           282           124           134
                                                        ------------  ------------  ------------  ------------  ------------
     Total loans charged-off .......................          15,670        14,275        18,357        14,672         9,897
                                                        ------------  ------------  ------------  ------------  ------------

 Recoveries of loans previously charged-off:
     Commercial, financial and agricultural ........             842           703         1,518         2,027         1,223
     Real estate - mortgage ........................             669           364           541           710           926
     Consumer ......................................           2,251         2,683         2,724         2,202         1,364
     Leasing and other .............................              56            87            19             1             2
                                                        ------------  ------------  ------------  ------------  ------------
     Total recoveries ..............................           3,818         3,837         4,802         4,940         3,515
                                                        ------------  ------------  ------------  ------------  ------------

 Net loans charged-off .............................          11,852        10,438        13,555         9,732         6,382

 Provision for loan losses .........................          11,900        14,585        15,024         9,943         6,848
 Allowance purchased ...............................               -         2,085         2,633             -             -
                                                        ------------  ------------  ------------  ------------  ------------

 Balance at end of year ............................    $     71,920  $     71,872  $     65,640  $     61,538  $     61,327
                                                        ============  ============  ============  ============  ============

 Selected Asset Quality Ratios:
 ------------------------------
 Net charge-offs to average loans ..................            0.22%         0.20%         0.26%         0.21%         0.15%
 Allowance for loan losses to loans
      outstanding at end of year ...................            1.35%         1.34%         1.22%         1.26%         1.39%
 Non-performing assets (1) to total assets .........            0.47%         0.44%         0.41%         0.49%         0.52%
 Non-accrual loans to total loans ..................            0.45%         0.42%         0.41%         0.49%         0.47%

---------------------------------------------------

 (1) Includes accruing loans past due 90 days or more.

The following table presents the aggregate amount of non-accrual and past due loans and other real estate owned (3):

                                                                          December 31
                                                  -----------------------------------------------------------
                                                     2002        2001        2000         1999        1998
                                                  ----------  ----------  ----------   ----------  ----------
                                                                        (in thousands)
     Non-accrual loans (1) (2) .................  $   24,090  $   22,794  $   21,790   $   23,989  $   20,716
     Accruing loans past due 90 days or more ...      14,095       9,368       7,135        8,549      11,116
     Other real estate .........................         938       1,817       1,035        1,002       1,568
                                                  ----------  ----------  ----------   ----------  ----------
          Totals ...............................  $   39,123  $   33,979  $   29,960   $   33,540  $   33,400
                                                  ==========  ==========  ==========   ==========  ==========

     ----------------------------------

     (1) As of December 31, 2002, the gross interest income that would have been recorded during 2002 if nonaccrual loans had been current in accordance with their original terms was approximately $1.7 million. The amount of interest income on those nonaccrual loans that was included in 2002 income was approximately $625,000.

     (2) Accrual of interest is generally discontinued when a loan becomes 90 days past due as to principal and interest. When interest accruals are discontinued, interest credited to income is reversed. Nonaccrual loans are restored to accrual status when all delinquent principal and interest becomes current or the loan is considered secured and in the process of collection. Certain loans, primarily residential mortgages, that are determined to be sufficiently collateralized may continue to accrue interest after reaching 90 days past due.

     (3) Excluded from the amounts presented at December 31, 2002 are $33.9 million in loans where possible credit problems of borrowers have caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

     The following table summarizes the allocation of the allowance for loan losses by loan type:

                                                                          December 31
                       -------------------------------------------------------------------------------------------------------------
                              2002                   2001                    2000                1999                   1998
                       --------------------  --------------------  ---------------------  -------------------   --------------------
                                                                   (dollars in thousands)

                                     % of                  % of                   % of                  % of                  % of
                                   Loans in              Loans in              Loans in              Loans in               Loans in
                                     Each                  Each                  Each                  Each                    Each
                       Allowance   Category   Allowance  Category  Allowance   Category   Allowance  Category   Allowance   Category
                       ---------   --------   ---------  --------  ---------   --------   ---------  --------   ---------   --------
Comm'l, financial
     & agriculture ... $  33,130     31.6%    $  22,531     27.8%  $   21,193      25.8%  $   15,516    24.8%   $   16,077     23.5%
Real estate-
construction
     & mortgages ....     13,099     56.8        19,018     58.9       14,940      59.1       17,425    57.4        20,296     57.7
Consumer, leasing
     & other ........     14,178     11.6        10,855     13.3       10,772      15.1        9,435    17.8         6,868     18.8
Unallocated .........     11,513        -        19,468        -       18,735         -       19,162       -        18,086        -
                       ---------    -----     ---------    -----   ----------     -----   ----------   -----    ----------    -----
     Totals .........  $  71,920    100.0%    $  71,872    100.0%  $   65,640     100.0%  $   61,538   100.0%   $   61,327    100.0%
                       =========    =====     =========    =====   ==========     =====   ==========   =====    ==========    =====

     The provision for loan losses for 2002 totaled $11.9 million, a decrease of $2.7 million, or 18.4%, from $14.6 million in 2001. In 2001 the Corporation provided an additional $2.7 million related to the Drovers Bank acquisition. Excluding this additional amount, the provision for loan losses was unchanged from year to year. The 2001 provision, as adjusted for the $2.7 million, was $3.1 million, or 20.9%, lower than the 2000 amount of $15.0 million. The higher 2000 provision was primarily related to specific asset quality issues experienced by Drovers prior to the acquisition.

     Over the past several years, the procedures used by the banking industry to evaluate the allowance for loan losses have received increased attention from the Securities and Exchange Commission, regulatory bodies and the accounting industry. These groups have attempted to reconcile the accounting theory of reserving for loan losses, which requires that the allowance represent management's estimate of the losses inherent in the loan portfolio as of the balance sheet date, with the regulatory goals of safety and soundness.

     While the resulting guidance provided by these groups has not changed the accounting, it has focused on clarifying the application of Statements 5 and 114 and improving documentation. As with others in the industry, the Corporation has used this guidance to improve its process and its documentation. The unallocated allowance for loan losses, as shown in the above table, decreased from $19.5 million, or 27% of the total allowance, to $11.5 million, or 16% of the total allowance, in the past year. This decrease is not necessarily indicative of changes in the underlying credit quality, but is rather the result of refinements in the Corporation's methodology that have not been retroactively applied to prior years. Whereas in prior years, there was no effort to assign the unallocated allowance to the components of the loan portfolio for which these additional balances were maintained, this was done in 2002 as part of these refinements. A significant portion of the unallocated allowance was attributed to commercial, financial and agricultural loans in recognition of the risk characteristics of this portfolio. These characteristics include, among other things, larger loans which may be unsecured or partially secured and loans where the borrower is experiencing financial difficulty but continues to meet principal and interest obligations.

     Non-performing assets increased $5.1 million, or 15.1%, as compared to 2001, representing a three basis point increase as a percentage of total assets (0.47% in 2002 and 0.44% in 2001). Despite recent economic uncertainties, this moderate increase has resulted from specific, individual credits and is not indicative of a general worsening trend in the Corporation's asset quality. The balance includes a $5.3 million loan to a developer of commercial and residential projects in a geographic area that had been impacted by drought conditions. The original amount of this relationship that was placed on non-accrual status in the third quarter of 2002 was approximately $14.5 million. Subsequently, $5.5 million of this account was paid off, resulting in a $3.7 million charge-off.

     Net charge-offs as a percentage of average loans were 0.22%, a two basis point increase from 2001. As with the non-performing ratios, this increase resulted mainly from the specific credit noted in the preceding paragraph. Excluding this credit, the Corporation realized positive trends in net charge-offs as net consumer loan charge-offs, which historically have accounted for the largest amount of losses, decreased from $4.0 million, or 0.58% of average consumer loans outstanding, in 2001 to $3.3 million, or 0.57% of average consumer loans outstanding.

     The provision for loan losses in 2002 resulted from the Corporation's allowance allocation procedures. Trends that would indicate the need for a higher provision include the general national and regional economies and the continued growth in the Corporation's commercial loan and commercial mortgage portfolios, which are inherently more risky. Offsetting these trends were the improvements in quality of the Corporation's other loan types and consistency of asset quality measures over the past several years. The net result of the Corporation's allowance allocation procedures was a provision for loan losses that was essentially unchanged from 2001 and was comparable to total net charge-offs for the year. Management believes that the allowance balance of $71.9 million at December 31, 2002 is sufficient to cover losses inherent in the loan portfolio on that date and is appropriate based on applicable accounting standards.

Other Income

     Other income for 2002 was $115.8 million, an increase of $13.0 million, or 12.7%, over other income of $102.7 million in 2001. Excluding investment securities gains, which decreased $3.6 million to $9.0 million in 2002, other income increased $16.6 million, or 18.4%. Increases were realized across all categories of other income. Excluding investment securities gains, other income increased $21.8 million, or 32.0%, in 2001.

     In terms of total dollar increases, the most significant growth in each year was realized in mortgage banking income, which increased $5.4 million, or 45.6%, to $17.2 million in 2002, following an increase of $8.0 million, or 211.5%, in 2001. The declining interest rate environment over the past two years fueled significant residential mortgage refinance activity, resulting in increases in gains on sales. The Corporation's policy is to sell qualifying originated fixed rate mortgage loans and retain the servicing in order to minimize interest rate risk and improve liquidity.

     Also contributing to the growth in other income was the increase in service charges on deposit accounts, which increased $5.1 million, or 15.8%, in 2002 and $6.2 million, or 23.5%, in 2001. The increase in each year was attributable to the Branch Acquisition as well as strong growth in transaction accounts. Service charges on deposit accounts include overdraft fees, which increased $2.9 million, or 24.5%, and cash management fees, which increased $1.2 million, or 7.1%.

     Investment management and trust services income grew $2.0 million, or 7.3%, in 2002 and $6.5 million, or 31.7%, in 2001. Trust commission income decreased $301,000, or 1.6%, in 2002 as a result of poor equity market performance impacting the market value of assets under management. This decrease was offset by a $2.4 million, or 37.5%, increase in brokerage revenue. In 2001, the increase resulted from the acquisition of Dearden Maguire.

     Other service charges and fees increased $1.8 million, or 11.5%, in 2002 and $2.0 million, or 14.1%, in 2001. Increases in each year resulted mainly from debit card revenues as usage of this product increased. Other income increased $2.3 million to $5.3 million in 2002 as result of the reversal of $848,000 of negative goodwill, $751,000 in gains on fixed assets and an increase in earnings on the Corporation's life insurance contracts.

     Investment securities gains decreased $3.6 million, or 28.4%, to $9.0 million in 2002, following an increase of $3.9 million, or 45.3%, in 2001. The decrease in 2002 resulted from the general performance of the equity markets.

Other Expenses

     Total other expenses for 2002 increased $6.6 million, or 3.0%, to $225.5 million. This followed a 2001 increase of $32.4 million, or 17.4%, to $218.9 million. Other expenses in 2001 included $7.1 million in merger-related expenses. Excluding these one-time charges, other expenses increased $13.7 million, or 6.5%, in 2002. The Corporation's efficiency ratio, which is the ratio of noninterest expenses (excluding intangible amortization) to fully taxable equivalent revenues (excluding securities gains) improved to 52.4% in 2002, as compared to 53.2% in 2001 and 52.4% in 2000.

     Salaries and employee benefits increased $12.4 million, or 10.6%, in 2002 to $129.4 million, as compared to a $13.7 million, or 13.3%, increase to $116.9 million in 2001. The salary expense component increased $9.1 million, or 8.9%, in 2002, driven by salary increases for existing employees as well as an increase in the total number of employees. Total average full-time equivalent employees were 2,906 in 2002 as compared to 2,761 in 2001 and 2,649 in 2000. Employee benefits increased $3.4 million, or 18.9%, driven mainly by continued increases in health insurance costs ($1.6 million, or 19.8%) and retirement plan expenses ($2.1 million, or 31.5%).

     The Corporation maintains two primary retirement plans, a defined contribution Profit Sharing Plan and a defined benefit plan, which has been closed to new participants. In general, the expense for the Profit Sharing Plan is a function of salary expense, while the defined benefit plan expense is actuarially determined. Defined benefit plan expense increased 83.2% from $989,000 in 2001 to $1.8 million in 2002. This trend is expected to continue into 2003, with a projected increase of 56.4% to $2.8 million. This expense is greatly impacted by the return realized on invested plan assets. With the recent downturn in the equity markets, these returns have lagged the growth in the projected benefit obligation, resulting in an increase in expense. If this trend continues, the Corporation's expense may continue to grow. For more details on retirement plan expense, see "Note M - Employee Benefits Plans" in the Notes to Consolidated Financial Statements.

     Net occupancy expense increased $634,000, or 3.6%, to $17.7 million in 2002, following a 2001 increase of $1.6 million, or 10.6%. While occupancy expense increased in 2002 as a result of additional branches and new office space, the rate of increase was less than 2001 due to the divestiture of certain properties acquired in the Drovers acquisition and the consolidation of overlapping branch locations. Equipment expense decreased $1.1 million, or 8.5%, in 2002 following an increase of $891,000, or 7.8%, in 2001. As with occupancy expense, the Corporation realized a full year's impact in 2002 of efficiencies related to Drovers. Furthermore, depreciation expense decreased as certain equipment purchased in the late 1990's to address Year 2000 concerns became fully depreciated.

     Data processing expense increased $186,000, or 1.6%, in 2002, compared to an increase of $550,000, or 4.9%, in 2001. In 2000, the Corporation's contract with its third party loan and deposit processor was renegotiated, resulting in savings to the Corporation. As the Corporation grew during 2001 and 2002 through the addition of new affiliates and branches, the resulting processing volume increases have generated moderate increases in data processing costs. The 2001 expense also included redundant processing functions related to Drovers which have since been merged.

     Advertising expense increased $408,000, or 6.7% in 2002, following a $275,000, or 4.7%, increase in 2001. Increases in both years resulted mainly from an image campaign for the Corporation's lead bank.

     Goodwill and intangible amortization consists of the amortization of goodwill, unidentifiable intangible assets related to branch acquisitions and core deposit intangible assets. In 2002, intangible amortization decreased $2.9 million, or 61.6%, due to the non-amortization of goodwill in accordance with Statements 142 and 147 (see "Note F - Goodwill and Intangible Assets" in the Notes to Consolidated Financial Statements).

     Other expense increased $4.0 million, or 9.4%, in 2002, to $46.9 million, following an increase of $5.3 million, or 14.3%, in 2001. In 2002, this was due to a $962,000, or 43.3%, increase in operating risk losses related to overdrafts and robberies, and a $530,000, or 10.7%, increase in Pennsylvania bank shares taxes due to growth. In 2001, the increase was due to an increase in bank shares taxes ($1.7 million, or 55.3%, increase) due to fewer tax credits on qualified contributions. The remaining increases of 7.0% in 2002 and 9.6% in 2001 reflected the continued growth of the Corporation.

Income Taxes

     Income taxes increased $10.1 million, or 21.8%, in 2002 to $56.5 million, following an increase of $1.9 million, or 4.3%, in 2001. The effective tax rates (income taxes divided by income before income taxes) were 29.8%, 29.0% and 29.4% in 2002, 2001 and 2000, respectively. In general, the variances from the 35% Federal statutory rate consisted of tax-exempt interest income and investments in low and moderate income housing partnerships, which qualify for Federal tax credits. Net credits of $4.0 million, $3.6 million and $3.0 million were recognized in 2002, 2001 and 2000, respectively.

     The Corporation's state income tax expense increased $1.6 million, to $1.8 million in 2002, from $200,000 in 2001 as a result of legislative changes to the tax code in the State of New Jersey. Excluding the impact of this change, income tax expense increased $8.6 million, or 18.5%, and the effective tax rate would have been 29.0%. For additional information regarding income taxes, see "Note L
- Income Taxes" in the Notes to Consolidated Financial Statements.

Financial condition

     During 2002, a number of trends affected the composition of the balance sheet. First, unsettled equity markets and low rates drove a $367.0 million, or 11.0%, increase in demand and savings deposits as FDIC-insured deposits became more attractive and consumers avoided locking long-term rates on time deposits. Second, low rates generated unprecedented mortgage refinance volumes, resulting in a runoff of existing residential mortgage loans, which more than offset increases in commercial loans and resulted in a net decrease to loans of approximately $56.0 million. Third, an approximately $450 million change in the mix of the loan portfolio from fixed rate to floating rate loans occurred, which trended the Corporation toward greater asset sensitivity to interest-rate changes.

     To address these trends, the Corporation used funds generated to purchase investment securities and reduce rate sensitivity for assets among both short-term and longer-term instruments. In addition, to take advantage of the low interest rate environment, the Corporation locked in longer term funding rates through the use of advances from the Federal Home Loan Bank (FHLB), which increased $79.1 million, or 17.5%. Finally, short-term borrowings through the use of Federal funds purchased ($225 million, or 214.3%, increase) were used to match the increasing short-term sensitivity of the loan portfolio. As a result of these actions, the Corporation's six-month interest rate gap position, which is defined as total assets to total liabilities subject to repricing during the period and is one of the measures used to assess interest rate sensitivity, was
1.08 at December 31, 2002.

     See the "Market Risk" section on page 28 for a further discussion of the Corporation's asset/liability management practices.

Loans

     The following table sets forth the amount of loans outstanding (net of unearned income) as of the dates shown:

                                                                                    December 31
                                                         ------------------------------------------------------------------
                                                            2002          2001          2000          1999          1998
                                                         ----------    ----------    ----------    ----------    ----------
                                                                                   (in thousands)
      Commercial, financial and agricultural ..........  $1,679,100    $1,495,380    $1,386,172    $1,212,807    $1,038,418
      Real-estate - construction ......................     248,565       267,627       247,382       171,351       138,798
      Real-estate - mortgage ..........................   2,771,926     2,896,865     2,929,351     2,633,270     2,410,025
      Consumer ........................................     543,040       626,985       738,797       793,776       771,221
      Leasing and other ...............................      84,063        98,823        87,944        83,576        74,955
                                                         ----------    ----------    ----------    ----------    ----------
                                                          5,326,694     5,385,680     5,389,646     4,894,780     4,433,417
      Unearned income .................................      (9,626)      (12,660)      (14,987)      (12,174)      (12,936)
                                                         ----------    ----------    ----------    ----------    ----------
        Totals ........................................  $5,317,068    $5,373,020    $5,374,659    $4,882,606    $4,420,481
                                                         ==========    ==========    ==========    ==========    ==========

     Loans outstanding (net of unearned income) decreased $56.0 million, or 0.1%, in 2002. As noted in the "Net Interest Income" discussion, increases in commercial loans ($183.7 million, or 12.3%) and commercial mortgage loans ($99.1 million, or 6.9%) were offset by decreases in construction loans (19.1 million, or 7.1%), residential mortgage loans ($224.1 million, or 15.3%) and consumer loans ($83.9 million, or 13.4%). Residential mortgage loans decreased due to heavy refinance activity and consumer loans decreased due to increased competition in indirect auto lending.

     In 2001, loans decreased $1.6 million, or 0.03%. Commercial loans increased $109.2 million, or 7.9%, construction loans increased $20.3 million, or 8.2%, commercial mortgage loans increased $68.4 million, or 5.0%, and leasing and other loans increased $10.9 million, or 12.4%. These increases were offset by decreases in residential mortgage loans ($100.8 million, or 6.4%) and consumer loans ($111.8 million, or 15.1%).

Investment Securities

     The following table sets forth the carrying amount of investment securities held to maturity (HTM) and available for sale (AFS) as of the dates shown:

                                                                            December 31
                                 --------------------------------------------------------------------------------------------------
                                               2002                             2001                             2000
                                 -------------------------------- -------------------------------- --------------------------------
                                    HTM         AFS       Total      HTM         AFS      Total       HTM         AFS      Total
                                 ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                                                           (in thousands)
U.S. Government and
  agency securities ...........  $    8,568 $   97,304 $  105,872 $    8,170 $   99,682 $  107,852 $    8,992 $  212,109 $  221,101
State and municipal ...........       4,679    249,866    254,545      9,840    218,181    228,021     12,971    211,734    224,705
Other securities ..............          50        300        350        165        300        465        720     18,322     19,042
Equity securities .............           -    155,138    155,138          -    151,333    151,333          -    133,938    133,938
Mortgage-backed securities ....      19,387  1,880,999  1,900,386     31,382  1,218,291  1,249,673     62,079    794,030    856,109
                                 ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
   Totals .....................  $   32,684 $2,383,607 $2,416,291 $   49,557 $1,687,787 $1,737,344 $   84,762 $1,370,133 $1,454,895
                                 ========== ========== ========== ========== ========== ========== ========== ========== ==========

     Total investment securities increased $678.9 million, or 39.1%, to reach a balance of $2.4 billion at December 31, 2002. The funding for this growth was provided mainly by deposits. Since net loan balances were essentially unchanged, funds generated were used to purchase investment securities, particularly mortgage-backed securities, which increased $650.7 million, or 52.1%.

     In 2001, investment securities increased $282.4 million, or 19.4%, to reach a balance of $1.7 billion. The funds for the growth were provided by the Branch Acquisition as well as internal deposit growth. Like 2002, loan balances were essentially unchanged, and funds generated were used primarily for purchases of mortgage-backed securities, which increased $393.6 million, or 46.0%.

     The Corporation classified virtually its entire investment portfolio (98.6%, or $2.4 billion) as available for sale at December 31, 2002 and, as such, these investments were recorded at their estimated fair values. The decrease in interest rates during 2002 contributed to total net unrealized gains of $51.4 million on non-equity investments at December 31, 2002, an increase of $36.4 million from $15.0 million in net unrealized gains at December 31, 2001.

     At December 31, 2002, equity investments consisted of FHLB and other government agency stock ($49.2 million), stocks of other financial institutions ($83.2 million) and mutual funds ($22.7 million). This portfolio has historically been a source of capital appreciation and realized gains ($7.4 million in 2002, $9.5 million in 2001 and $8.6 million in 2000). Management periodically sells bank stocks when, in its opinion, valuations and market conditions warrant such sales.

Premises and Equipment

     Premises and equipment decreased $2.2 million, or 1.7%, in 2002 to $123.5 million, following a $9.2 million, or 7.9%, increase in 2001. The decrease in 2002 was mainly due to the full year of depreciation recognized on the new office space and operations facilities which were placed in service in 2001, as well as excess branch and other properties disposed of during 2001 and 2002. The increase in 2001 was due to the addition of the new office space and operations facilities and continued investments in technology.

Cash and Due from Banks

     Cash and due from banks decreased $41.7 million, or 11.7%, to $314.9 million in 2002, following a $74.0 million, or 26.2%, increase in 2001. Because of the daily fluctuations which result in the normal course of business, cash is more appropriately analyzed in terms of average balances. On an average balance basis, cash and due from banks increased $11.8 million, or 4.9%, from $241.7 million in 2001 to $253.5 million in 2002 following a $15.2 million, or 6.1% increase in 2001. The increases in both years resulted from growth in the Corporation's branch network.

Other Assets

     Other assets, including accrued interest receivable and goodwill and intangible assets, decreased $15.1 million, or 6.7%, in 2002 to $209.7 million, following a $36.5 million, or 19.4%, increase in 2001. The net decrease in 2002 was mainly due to a $13.7 million, or 62.5%, decrease in the net deferred Federal income tax asset as a result of an increase in the unrealized gains on investment securities. The net increase in 2001 resulted from goodwill and intangible assets recorded for Dearden Maguire ($16.0 million) and the Branch Acquisition ($31.6 million). These increases were offset by a $12.0 million decrease in the net deferred tax asset due to an increase in unrealized gains on investment securities and an $8.0 million decrease in accumulated cash surrender value as the Corporation reduced its position in certain insurance investments.

     The Corporation continued to increase its participation in affordable housing and community development projects through investments in partnerships. Equity commitments of $4.6 million were made to three new projects in 2002. The Corporation made its initial investment of this type during 1989 and is now involved in 51 projects, all located in the communities served by its subsidiary banks. The carrying value of these investments was approximately $38.6 million at December 31, 2002. With these investments, the Corporation not only improves the quantity and quality of available housing for low income individuals in support of its banks' Community Reinvestment Act compliance effort, but also becomes eligible for tax credits under Federal and, in some cases, state programs.

Deposits and Borrowings

     Deposits increased $258.7 million, or 4.3%, to $6.2 billion at December 31, 2002. This compares to an increase of $484.1 million, or 8.8%, in 2001 ($179.4 million, or 3.3%, excluding the Branch Acquisition). The recent trend has been moderate internal growth in deposit funding, supplemented by acquisitions. The difference between the two years has been the mix of the growth.

     Demand and savings deposits increased $260.3 million and $106.7 million, respectively, while time deposits decreased $108.2 million during 2002. This reflects a general mood in the financial community whereby consumers are reluctant to reinvest maturing time deposits at the current low rates.

     In 2001, demand deposits increased $306.5 million ($217.5 million, excluding the Branch Acquisition), savings deposits increased $209.9 million ($140.9 million, excluding the Branch Acquisition) and time deposits decreased $32 million ($153 million, excluding the Branch Acquisition). Many of the trends experienced during 2002 began in 2001 when the FRB started its series of rate cuts.

     Short-term borrowings, which consist mainly of Federal funds purchased and customer cash management accounts, increased $231.9 million, or 57.9%, during 2002 after decreasing $46.1 million, or 10.3%, in 2001. The increase in 2002 resulted from the previously mentioned actions taken to manage the Corporation's gap position due to the movement of loans from fixed to floating rates. The 2001 decrease resulted from the Branch Acquisition funds, which were used to reduce short-term borrowings and to purchase investment securities since net loans were unchanged. Long-term debt increased $78.8 million, or 17.2%, during 2002, after decreasing $94.0 million, or 16.7%, during 2001. While maturing FHLB advances were not replaced in 2001, the Corporation did take advantage of the lower rates available in the fourth quarter of 2002 and increased its position in these longer-term liabilities.

     The Corporation repurchased $2.0 million of corporation-obligated mandatorily redeemable capital securities of a subsidiary trust during the first half of 2002. This reduced the balance of this 9.25% financing instrument to $5.5 million.

Shareholders' Equity

     Total shareholders' equity of $863.7 million, or 10.3% of ending total assets, increased $52.3 million, or 6.4%, from December 31, 2001. Growth in shareholders' equity generally results from net income during the period, offset by dividends paid to shareholders, which have historically amounted to 40-50% of current period net income. During 2002, the Corporation also purchased $46.1 million of treasury stock, which reduced total shareholders' equity. In 2001, shareholders' equity increased $80.3 million, or 11.0%. This higher growth rate in 2001 reflects fewer treasury stock purchases.

     The Corporation periodically implements stock repurchase plans for various corporate purposes. In addition to evaluating the financial benefits of implementing repurchase plans, management also considers liquidity needs, the current market price per share and relevant accounting and regulatory issues. Repurchase plans were significantly limited during periods when the Corporation accounted for acquisitions using pooling of interests accounting. With Statement 142 requiring the use of purchase accounting, the accounting constraints on repurchase plans no longer exist.

     The Corporation accounted for the acquisition of Drovers under the pooling of interests method of accounting, which would normally preclude it from repurchasing its own stock for a period following the acquisition. In an effort to stabilize equity markets following the terrorist attacks on September 11, 2001, the U.S. Securities and Exchange Commission temporarily suspended the restrictions on treasury stock purchases. During the third and fourth quarters of 2001, the Corporation acquired 457,000 shares of its stock.

     On January 15, 2002, the Board of Directors approved a plan to repurchase up to 3.1 million shares of the Corporation's common stock through June 30, 2002 (the plan was subsequently extended to December 31, 2002). Stock repurchased was added to the Corporate treasury to be used for general corporate purposes. During 2002, the Corporation repurchased 2.5 million shares under these plans. On December 17, 2002, the Board of Directors approved a program to repurchase up to 3.0 million shares through June 30, 2003.

     The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation's financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of December 31, 2002, the Corporation and each of its bank subsidiaries met the minimum capital requirements. In addition, the Corporation and each of its bank subsidiaries' capital ratios exceeded the amounts required to be considered "well-capitalized" as defined in the regulations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the exposure to economic loss that arises from changes in the values of certain financial instruments. The types of market risk exposures generally faced by financial institutions include interest rate risk, equity market price risk, foreign currency risk and commodity price risk. Due to the nature of its operations, only equity market price risk and interest rate risk are significant to the Corporation.

Equity Market Price Risk

     Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation's equity investments consist primarily of common stocks of publicly traded financial institutions (cost basis of approximately $80.1 million, fair value of $83.3 million at December 31,
2002). The Corporation's financial institutions stock had gross unrealized gains of approximately $9.6 million at December 31, 2002.

     Although the carrying value of equity investments accounted for only 1.0% of the Corporation's total assets, the unrealized gains on the portfolio represent a potential source of revenue. The Corporation has a history of periodically realizing gains from this portfolio and, if values were to decline significantly, this revenue source could be lost.

     Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the companies. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation's equity securities are classified as trading. Future cash flows from these investments are not provided in the table on page 31 as such investments do not have maturity dates.

     Certain of the Corporation's equity investments have shown negative returns in tandem with the general performance of equity markets. The Corporation has evaluated, based on current accounting guidance, whether the decreases in value of any of these investments constitute "other than temporary" impairment which would require a write-down through a charge to earnings. In 2002, the Corporation recorded a write-down of $340,000 for specific equity securities which were deemed to exhibit "other than temporary" impairment in value. If the performance of certain equity securities does not improve over the next twelve months, additional impairment charges may be necessary.

     In addition to its equity portfolio, the Corporation's investment management and trust services revenue could be impacted by fluctuations in the securities markets. A portion of the Corporation's trust revenue is based on the value of the underlying investment portfolios. If securities markets contract, the Corporation's revenue could be negatively impacted. In addition, the ability of the Corporation to sell its brokerage services is dependent upon consumers' level of confidence in the outlook for rising securities prices.

Interest Rate Risk and Asset/Liability Management

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

     At December 31, 2002, liquid assets (defined as cash and due from banks, short-term investments, mortgages available for sale, securities available for sale, and non-mortgage-backed securities held to maturity due in one year or less) totaled $2.8 billion, or 33.1% of total assets. This compares to $2.1 billion, or 26.5% of total assets, at December 31, 2001.

     The following tables set forth the maturities of investment securities at December 31, 2002 and the weighted average yields of such securities (calculated based on historical cost).

HELD TO MATURITY (at amortized cost)

                                                                                 MATURING
                                          ------------------------------------------------------------------------------------
                                                                   After One But         After Five But
                                             Within One Year     Within Five Years      Within Ten Years     After Ten Years
                                          ------------------------------------------------------------------------------------
                                            Amount     Yield      Amount    Yield       Amount    Yield      Amount    Yield
                                          ---------- ---------  --------- ---------   --------- ---------  --------- ---------
                                                                          (dollars in thousands)
U.S. Government and
   agency securities ...................  $    1,456      4.63% $   5,891      4.73%  $     900      5.88% $     321      7.61%
State and municipal (1) ................       2,211      4.49      1,408      7.44       1,060      8.21          -         -
Other securities .......................           -         -         50      6.95           -         -          -         -
                                          ---------- ---------  --------- ---------   --------- ---------  --------- ---------
  Totals ...............................  $    3,667      4.54% $   7,349      5.26%  $   1,960      7.14% $     321      7.61%
                                          ========== =========  ========= =========   ========= =========  ========= =========

Mortgage-backed securities (2) .........  $   19,387      6.16%
                                          ========== =========

AVAILABLE FOR SALE (at estimated fair value)

                                                                                 MATURING
                                          ------------------------------------------------------------------------------------
                                                                   After One But         After Five But
                                             Within One Year     Within Five Years      Within Ten Years     After Ten Years
                                          ------------------------------------------------------------------------------------
                                            Amount     Yield      Amount    Yield       Amount    Yield      Amount    Yield
                                          ---------- ---------  --------- ---------   --------- ---------  --------- ---------
                                                                          (dollars in thousands)
U.S. Government and
   agency securities ...................  $   51,850      3.01% $  45,454      5.26%  $       -         -% $       -         -%
State and municipal (1) ................       1,034      8.34    174,516      6.44      48,587      6.26     25,729      8.22
Other securities .......................          50      1.49        250      6.82           -         -          -         -
                                          ---------- ---------  --------- ---------   --------- ---------  --------- ---------
  Totals ...............................  $   52,934      3.11% $ 220,220      6.20%  $  48,587      6.26% $  25,729      8.22%
                                          ========== =========  ========= =========   ========= =========  ========= =========

Mortgage-backed securities (2) .........  $1,880,999      4.74%
                                          ========== =========

------------------------------

(1) Weighted average yields on tax-exempt securities have been computed on a fully tax-equivalent basis assuming a tax rate of 35 percent.

(2) Maturities for mortgage-backed securities are dependent upon the interest rate environment and prepayments on the underlying loans. For the purpose of this table, the entire balance and weighted average rate is shown in one period.

     The Corporation's investment portfolio consists mainly of mortgage-backed securities, which do not have stated maturities. Liquidity from such investments is a function of interest rates; as rates increase, cash flows generally decrease as prepayments on the underlying mortgage loans slow. As rates decrease, cash flows generally increase as prepayments increase.

     The following table summarizes the approximate contractual maturity and sensitivity of certain loan types, excluding consumer loans and leases, to changes in interest rates as of December 31, 2002:

                                                                      One
                                                      One Year      Through     More Than
                                                      or Less      Five Years   Five Years      Total
                                                     ----------   -----------   ----------   -----------
                                                                        (in thousands)
        Commercial, financial and agricultural:
          Floating rate ...........................  $  320,622   $   285,609   $  470,323   $ 1,076,554
          Fixed rate ..............................     202,848       313,108       86,590       602,546
                                                     ----------   -----------   ----------   -----------
             Total ................................  $  523,470   $   598,717   $  556,913   $ 1,679,100
                                                     ==========   ===========   ==========   ===========

        Real-estate - mortgage:
          Floating rate ...........................  $  449,431   $   285,159   $  132,109   $   866,699
          Fixed rate ..............................     537,490     1,031,436      336,301     1,905,227
                                                     ----------   -----------   ----------   -----------
             Total ................................  $  986,921   $ 1,316,595   $  468,410   $ 2,771,926
                                                     ==========   ===========   ==========   ===========

        Real-estate - construction:
          Floating rate ...........................  $   59,632   $    51,967   $   42,561   $   154,160
          Fixed rate ..............................      49,475        25,955       18,975        94,405
                                                     ----------   -----------   ----------   -----------
             Total ................................  $  109,107   $    77,922   $   61,536   $   248,565
                                                     ==========   ===========   ==========   ===========

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

     Maturities of time deposits of $100,000 or more outstanding at December 31, 2002 are summarized as follows:

                                                            Time Deposits
                                                               $100,000
                                                               or more
                                                            --------------
                                                            (in thousands)

               Three months or less ....................    $      86,916
               Over three through six months ...........           61,853
               Over six through twelve months ..........           94,654
               Over twelve months ......................          176,787
                                                            -------------
                     Total .............................    $     420,210
                                                            =============

     Each of the Corporation's subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. At December 31, 2002, the Corporation had $531.5 million in term advances from the FHLB with an additional $1.4 billion of borrowing capacity (including both short-term funding on its lines of credit and long-term borrowings). This availability, along with Federal funds lines at various correspondent commercial banks, provides the Corporation with additional liquidity.

The following table provides information about the Corporation's interest rate sensitive financial instruments. The table provides expected cash flows and weighted average rates for each significant interest rate sensitive financial instrument, by expected maturity period (dollars in thousands).

                                                           Expected Maturity Period
                                  ------------------------------------------------------------------------                Estimated
                                      2003        2004         2005        2006         2007       Beyond       Total    Fair Value
                                  ----------  ----------   ----------  ----------   ----------  ----------   ----------  -----------
Fixed rate loans (1) ............ $  972,907  $  667,534   $  441,894  $  288,007   $  195,255  $  394,359   $2,959,956  $ 3,255,900
  Average rate ..................       7.16%       7.40%        7.41%       7.40%        7.44%       7.40%        7.33%
Floating rate loans (1) .........    915,545     268,395      205,376     165,174      124,051     678,571    2,357,112    2,226,848
  Average rate ..................       5.32%       5.56%        5.49%       5.51%        4.55%       4.48%        5.09%

Fixed rate investments (2) ......    906,277     396,623      174,867     115,446      111,537     495,013    2,199,763    2,252,580
  Average rate ..................       5.03%       4.96%        4.72%       5.10%        5.08%       4.36%        4.85%
Floating rate investments (2) ...      1,000           -            -           -            -       9,024       10,024       10,024
  Average rate ..................       7.58%          -            -           -            -        3.78%        4.16%

Other interest-earning assets ...     78,374           -            -           -            -           -       78,374       78,374
  Average rate ..................       4.86%          -            -           -            -           -         4.86%
                                  --------------------------------------------------------------------------------------------------
Total ........................... $2,874,103  $1,332,552   $  822,137  $  568,627   $  430,843  $1,576,967   $7,605,229  $ 7,823,726
  Average rate ..................       5.84%       6.30%        6.36%       6.38%        6.00%       5.17%        5.89%
                                  --------------------------------------------------------------------------------------------------
Fixed rate deposits (3) ......... $1,392,229  $  420,724   $  235,765  $   85,305   $  185,165  $   65,658   $2,384,846  $ 2,460,856
  Average rate ..................       3.11%       3.71%        4.27%       4.68%        4.81%       4.96%        3.57%
Floating rate deposits (4) ......  1,512,010     148,716      148,716     148,716      148,716   1,753,808    3,860,682    3,860,682
  Average rate ..................       1.30%       0.18%        0.18%       0.18%        0.18%       0.17%        0.61%

Fixed rate borrowings (5) .......     47,771         236       83,250      10,265       50,414     348,256      540,192      572,183
  Average rate ..................       4.64%       5.69%        6.29%       3.44%        3.46%       5.18%        5.11%
Floating rate borrowings (6) ....    627,557           -            -           -            -           -      627,557      627,557
  Average rate ..................       1.21%          -            -           -            -           -         1.21%
                                  --------------------------------------------------------------------------------------------------
Total ........................... $3,579,567  $  569,676   $  467,731  $  244,286   $  384,295  $2,167,722   $7,413,277  $ 7,521,278
  Average rate ..................       2.03%      2.79%         3.33%       1.89%        2.84%       1.12%        1.94%
                                  --------------------------------------------------------------------------------------------------

Assumptions:
  (1)  Based on contractual maturities, adjusted for expected prepayments.

  (2) Based on contractual maturities, adjusted for expected prepayments on mortgage-backed securities.

  (3)  Based on contractual maturities of time deposits.

  (4) Money market and Super NOW deposits are shown in first year. NOW and savings accounts are spread based on history of deposit flows.

  (5) Amounts are based on expected payoffs and calls of Federal Home Loan Bank advances.

  (6) Amounts are Federal funds purchased and securities sold under agreements to repurchase, which mature in less than 90 days.

     The preceding table and discussion addressed the liquidity implications of interest rate risk and focused on expected contractual cash flows from financial instruments. Expected maturities, however, do not necessarily estimate the net income impact of interest rate changes. Certain financial instruments, such as adjustable rate loans, have repricing periods that differ from expected cash flows.

     The Corporation uses three complementary methods to measure and manage interest rate risk. They are static gap analysis, simulation of earnings, and estimates of economic value of equity. Using these measurements in tandem provides a reasonably comprehensive summary of the magnitude of interest rate risk in the Corporation, level of risk as time evolves, and exposure to changes in interest rates.

     Static gap provides a measurement of repricing risk in the Corporation's balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation's assets and liabilities into repricing periods. The assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits having noncontractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans and for mortgage-backed securities includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation's policy limits the cumulative 6-month gap to plus or minus 15% of total earning assets. The cumulative 6-month gap as of December 31, 2002 was 1.08. The following is a summary of the interest sensitivity gaps for three different time intervals as of December 31, 2002:

                                     0-90           91-180       181-365
                                     Days            Days          Days
                                   --------       ---------     ----------
               GAP ..............    1.04            1.27            1.36
               CUMULATIVE GAP ...    1.04            1.08            1.14

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

                                     Annual change
                                    in net interest
                    Rate Shock           income         % Change
                   ------------    -----------------   -----------
                     +300 bp        +$26.7 million        +8.8%
                     +200 bp        +$18.7 million        +6.1%
                     +100 bp        +$11.6 million        +3.8%
                     -100 bp        -$16.0 million        -5.3%

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


                                     Change in
                                 economic value of
                   Rate Shock          equity         % Change
                  ------------   -----------------   ----------
                    +300 bp       - $12.9 million       -1.1%
                    +200 bp       + $13.2 million       +1.1%
                    +100 bp       + $33.4 million       +2.7%
                    -100 bp       - $40.1 million       -3.3%

Common Stock

     As of December 31, 2002, the Corporation had 101.1 million shares of $2.50 par value common stock outstanding held by 29,860 shareholders. The common stock of the Corporation is traded on the national market system of the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol FULT.

     The following table presents the quarterly high and low prices of the Corporation's common stock and per-share cash dividends declared for each of the quarterly periods in 2002 and 2001. Per-share amounts have been retroactively adjusted to reflect the effect of stock dividends.


                                              Price Range           Per-Share
                                        ------------------------
                                            High          Low       Dividend
                                        -----------   ----------  ------------
               2002
               ----
               First Quarter .......... $  20.24      $  17.00      $  0.136
               Second Quarter .........    20.29         18.40         0.150
               Third Quarter ..........    19.50         16.85         0.150
               Fourth Quarter .........    19.12         16.92         0.150

               2001
               ----
               First Quarter .......... $  17.57      $  15.47     $  0.122
               Second Quarter .........    17.95         14.62        0.136
               Third Quarter ..........    18.40         16.64        0.136
               Fourth Quarter .........    17.92         16.69        0.136

Item 8. Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)

                                                                                                              December 31
                                                                                                      ---------------------------
                                                                                                          2002            2001
                                                                                                      -----------     -----------
Assets
---------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks ............................................................................  $   314,857     $   356,539
Interest-bearing deposits with other banks .........................................................        7,899           6,968
Mortgage loans held for sale .......................................................................       70,475          18,374
Investment securities:
  Held to maturity (estimated fair value of $34,135 in 2002 and $50,492 in 2001) ...................       32,684          49,557
  Available for sale ...............................................................................    2,383,607       1,687,787

Loans, net of unearned income ......................................................................    5,317,068       5,373,020
  Less: Allowance for loan losses ..................................................................      (71,920)        (71,872)
                                                                                                      -----------     -----------
             Net Loans .............................................................................    5,245,148       5,301,148
                                                                                                      -----------     -----------

Premises and equipment .............................................................................      123,450         125,617
Accrued interest receivable ........................................................................       42,675          43,388
Goodwill and intangible assets .....................................................................       72,297          73,286
Other assets .......................................................................................       94,686         108,047
                                                                                                      -----------     -----------
             Total Assets ..........................................................................  $ 8,387,778     $ 7,770,711
                                                                                                      ===========     ===========

Liabilities
---------------------------------------------------------------------------------------------------------------------------------
Deposits:
  Noninterest-bearing ..............................................................................  $ 1,118,227     $ 1,094,158
  Interest-bearing .................................................................................    5,127,301       4,892,646
                                                                                                      -----------     -----------
             Total Deposits ........................................................................    6,245,528       5,986,804
                                                                                                      -----------     -----------

Short-term borrowings:
  Securities sold under agreements to repurchase ...................................................      297,556         289,659
  Federal funds purchased ..........................................................................      330,000         105,000
  Demand notes of U.S. Treasury ....................................................................        4,638           5,676
                                                                                                      -----------     -----------
             Total Short-Term Borrowings ...........................................................      632,194         400,335
                                                                                                      -----------     -----------

Accrued interest payable ...........................................................................       27,608          35,926
Other liabilities ..................................................................................       77,651          71,890
Federal Home Loan Bank advances and long-term debt .................................................      535,555         456,802
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust ................        5,500           7,500
                                                                                                      -----------     -----------
             Total Liabilities .....................................................................    7,524,036       6,959,257
                                                                                                      -----------     -----------

Shareholders' Equity
---------------------------------------------------------------------------------------------------------------------------------
Common stock, $2.50 par value, 400 million shares authorized, 104 million shares issued ............      259,943         207,962
Capital surplus ....................................................................................      481,028         536,235
Retained earnings ..................................................................................      138,501          65,649
Accumulated other comprehensive income .............................................................       34,801          12,970
Treasury stock (2.9 million shares in 2002 and 716,000 shares in 2001) .............................      (50,531)        (11,362)
                                                                                                      -----------     -----------
             Total Shareholders' Equity ............................................................      863,742         811,454
                                                                                                      -----------     -----------

             Total Liabilities and Shareholders' Equity ............................................  $ 8,387,778     $ 7,770,711
                                                                                                      ===========     ===========

--------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)

                                                      Year Ended December 31
                                                --------------------------------
                                                  2002        2001       2000
                                                ---------   ---------  ---------
Interest Income
--------------------------------------------------------------------------------
Loans, including fees ........................  $ 370,318   $ 424,527  $ 433,720
Investment securities:
   Taxable ...................................     84,139      77,701     68,629
   Tax-exempt ................................      9,835       9,465     10,187
   Dividends .................................      4,066       5,097      6,087
Other interest income ........................        930       1,890      1,038
                                                ---------   ---------  ---------
         Total Interest Income ...............    469,288     518,680    519,661

Interest Expense
--------------------------------------------------------------------------------
Deposits .....................................    125,394     186,969    187,601
Short-term borrowings ........................      6,598      13,150     30,447
Long-term debt ...............................     26,227      27,843     25,826
                                                ---------   ---------  ---------
         Total Interest Expense ..............    158,219     227,962    243,874
                                                ---------   ---------  ---------

         Net Interest Income .................    311,069     290,718    275,787
Provision for Loan Losses ....................     11,900      14,585     15,024
                                                ---------   ---------  ---------
         Net Interest Income After
             Provision for Loan Losses .......    299,169     276,133    260,763
                                                ---------   ---------  ---------

Other Income
--------------------------------------------------------------------------------
Investment management and trust services .....     29,114      27,138     20,609
Service charges on deposit accounts ..........     37,502      32,388     26,233
Other service charges and fees ...............     17,743      15,916     13,951
Mortgage banking income ......................     17,154      11,782      3,782
Investment securities gains ..................      8,992      12,561      8,646
Other ........................................      5,278       2,959      3,759
                                                ---------   ---------  ---------
                                                  115,783     102,744     76,980

Other Expenses
--------------------------------------------------------------------------------
Salaries and employee benefits ...............    129,355     116,907    103,209
Net occupancy expense ........................     17,705      17,074     15,440
Equipment expense ............................     11,295      12,345     11,454
Data processing ..............................     11,968      11,782     11,232
Advertising ..................................      6,525       6,117      5,842
Merger-related expenses ......................          -       7,105          -
Goodwill and intangible amortization .........      1,838       4,786      1,839
Other ........................................     46,850      42,805     37,456
                                                ---------   ---------  ---------
                                                  225,536     218,921    186,472
                                                ---------   ---------  ---------

         Income Before Income Taxes ..........    189,416     159,956    151,271
Income Taxes .................................     56,468      46,367     44,437
                                                ---------   ---------  ---------

         Net Income ..........................  $ 132,948   $ 113,589  $ 106,834
                                                =========   =========  =========

--------------------------------------------------------------------------------
Per-Share Data:
Net Income (Basic) ...........................  $    1.30   $    1.10  $    1.05
Net Income (Diluted) .........................       1.29        1.09       1.05
Cash Dividends ...............................      0.586       0.530      0.474

--------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
 (Dollars in thousands, except per-share data)

                                                                                                  Accumulated
                                                                                                     Other
                                                   Number of                                       Comprehen-
                                                    Shares       Common    Capital     Retained   sive Income  Treasury
                                                  Outstanding    Stock     Surplus     Earnings      (Loss)     Stock       Total
-----------------------------------------------------------------------------------------------------------------------------------
 Balance at January 1, 2000 .....................  102,392,000  $ 189,035  $ 419,443   $   87,957  $ 15,530)   $(18,156)  $ 662,749
   Comprehensive Income:
     Net income .................................                                         106,834                           106,834
     Other - unrealized gain on securities
     (net of $12.0 million tax expense) .........                                                    22,298                  22,298
     Less - reclassification adjustment for
      gains included in net income (net of
      $3.0 million tax expense) .................                                                    (5,620)                 (5,620)
                                                                                                                          ---------
          Total comprehensive income ............                                                                           123,512
                                                                                                                          ---------
   Stock dividend - 5% ..........................                   9,442     61,767      (71,287)                              (78)
   Stock issued .................................      475,000        135       (960)                             6,003       5,178
   Stock issued for acquisition of Skylands
      Financial Corporation .....................    2,723,000                (7,421)                            39,282      31,861
   Acquisition of treasury stock ................   (3,130,000)                                                 (45,162)    (45,162)
   Cash dividends - $0.474 per share ............                                         (46,889)                          (46,889)
                                                   --------------------------------------------------------------------------------

 Balance at December 31, 2000 ...................  102,460,000    198,612    472,829       76,615     1,148     (18,033)    731,171
   Comprehensive Income:
     Net income .................................                                         113,589                           113,589
     Other - unrealized gain on securities
     (net of $10.8 million tax expense) .........                                                    19,987                  19,987
     Less - reclassification adjustment for
      gains included in net income (net of
      $4.4 million tax expense) .................                                                    (8,165)                 (8,165)
                                                                                                                          ---------
          Total comprehensive income ............                                                                           125,411
                                                                                                                          ---------
   Stock dividend - 5% ..........................                   9,103     61,377      (70,554)                              (74)
   Stock issued .................................    1,262,000        247      2,029                             14,593      16,869
   Acquisition of treasury stock ................     (457,000)                                                  (7,922)     (7,922)
   Cash dividends - $0.530 per share ............                                         (54,001)                          (54,001)
                                                   --------------------------------------------------------------------------------

 Balance at December 31, 2001 ...................  103,265,000    207,962    536,235       65,649    12,970     (11,362)    811,454
   Comprehensive Income:
     Net income .................................                                         132,948                           132,948
     Other - unrealized gain on securities
     (net of $14.9 million tax expense) .........                                                    27,676                  27,676
     Less - reclassification adjustment for
      gains included in net income (net of
      $3.1 million tax expense) .................                                                    (5,845)                 (5,845)
                                                                                                                          ---------
                Total comprehensive income ......                                                                           154,779
                                                                                                                          ---------
   5 for 4 stock split paid in the form of a 25%
    stock dividend ..............................       51,981    (52,050)                                                      (69)
   Stock issued .................................      336,000                (3,157)                             6,964       3,807
   Acquisition of treasury stock ................   (2,495,000)                                                 (46,133)    (46,133
   Cash dividends - $0.586 per share ............                                         (60,096)                          (60,096
                                                   --------------------------------------------------------------------------------
 Balance at December 31, 2002 ...................  101,106,000  $ 259,943  $ 481,028   $  138,501  $ 34,801    $(50,531)  $ 863,742
                                                   ===========  =========  =========   ==========  ========    ========   =========

--------------------------------------------------------------------------------
 See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(In thousands)

                                                                               Year Ended December 31
                                                                    ------------------------------------------
                                                                        2002           2001           2000
                                                                    ------------   ------------   ------------
Cash Flows from Operating Activities:
 Net income ......................................................  $    132,948   $    113,589   $    106,834

 Adjustments to Reconcile Net Income to Net Cash Provided by
 Operating Activities:
  Provision for loan losses ......................................        11,900         14,585         15,024
  Depreciation and amortization of premises and equipment ........        12,786         12,990         11,574
  Net amortization of investment security premiums ...............         3,974            147            462
  Deferred income tax expense (benefit) ..........................         1,096          1,520         (2,638)
  Gain on sale of investment securities ..........................        (8,992)       (12,561)        (8,646)
  Gain on sale of mortgage loans .................................       (15,712)       (10,260)        (2,254)
  Proceeds from sales of mortgage loans held for sale ............       609,726        420,220        152,745
  Originations of mortgage loans held for sale ...................      (646,115)      (423,093)      (154,716)
  Amortization of intangible assets ..............................         1,838          4,786          1,839
  Decrease (increase) in accrued interest receivable .............           713          1,359         (8,300)
  Decrease (increase) in other assets ............................           512         (5,448)        (4,238)
  (Decrease) increase in accrued interest payable ................        (8,318)       (11,787)        10,446
  (Decrease) increase in other liabilities .......................        (1,580)        (1,640)         3,558
                                                                    ------------   ------------   ------------
     Total adjustments ...........................................       (38,172)        (9,182)        14,856
                                                                    ------------   ------------   ------------
         Net cash provided by operating activities ...............        94,776        104,407        121,690
                                                                    ------------   ------------   ------------

Cash Flows from Investing Activities:
  Proceeds from sales of securities available for sale ...........        67,633        206,688         85,256
  Proceeds from maturities of securities held to maturity ........        21,247         42,342         46,542
  Proceeds from maturities of securities available for sale ......       807,980        478,310        163,842
  Purchase of securities held to maturity ........................        (5,654)        (7,200)        (3,001)
  Purchase of securities available for sale ......................    (1,528,199)      (970,779)      (222,071)
  (Increase) decrease in short-term investments ..................          (931)         1,449         (5,544)
  Net decrease (increase) in loans ...............................        44,098         (6,714)      (335,854)
  Net cash (paid for) received from acquisitions .................             -        (45,044)        11,632
  Purchase of premises and equipment, net ........................       (10,619)       (22,200)       (28,198)
                                                                    ------------   ------------   ------------
         Net cash used in investing activities ...................      (604,445)      (323,148)      (287,396)
                                                                    ------------   ------------   ------------

Cash Flows from Financing Activities:
  Net increase in demand and savings deposits ....................       366,981        516,439        129,061
  Net (decrease) increase in time deposits .......................      (108,257)       (32,337)       106,191
  Addition to long-term debt .....................................       100,406              -        242,000
  Repayment of long-term debt ....................................       (21,653)      (102,701)      (135,571)
  Increase (decrease) increase in short-term borrowings ..........       231,859        (46,094)       (73,755)
  Dividends paid .................................................       (58,954)       (51,486)       (45,741)
  Net proceeds from issuance of common stock .....................         3,738         16,795          5,100
  Acquisition of treasury stock ..................................       (46,133)        (7,922)       (45,162)
                                                                    ------------   ------------   ------------
         Net cash provided by financing activities ...............       467,987        292,694        182,123
                                                                    ------------   ------------   ------------

  Net (Decrease) Increase in Cash and Due From Banks .............       (41,682)        73,953         16,417
  Cash and Due From Banks at Beginning of Year ...................       356,539        282,586        266,169
                                                                    ------------   ------------   ------------
  Cash and Due From Banks at End of Year .........................  $    314,857   $    356,539   $    282,586
                                                                    ============   ============   ============
  Cash paid during the year for:
     Interest ....................................................  $    166,537   $    239,749   $    233,427
     Income taxes ................................................        49,621         46,633         40,624

--------------------------------------------------------------------------------
  See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business: Fulton Financial Corporation (Parent Company) is a multi-bank financial holding company which provides a full range of banking and financial services to businesses and consumers through its wholly-owned banking subsidiaries: Fulton Bank, Lebanon Valley Farmers Bank, Swineford National Bank, Lafayette Ambassador Bank, FNB Bank, N.A., Hagerstown Trust, Delaware National Bank, The Bank, The Peoples Bank of Elkton and Skylands Community Bank; as well as its financial services subsidiaries: Fulton Financial Advisors, N.A., Dearden, Maguire, Weaver and Barrett, LLC and Fulton Insurance Services Group, Inc. In addition, the Parent Company owns six other non-banking subsidiaries:
Fulton Financial Realty Company, Fulton Reinsurance Company, LTD, Pennbanks Insurance Company, Central Pennsylvania Financial Corp., FFC Management, Inc. and Drovers Capital Trust I. Collectively, the Parent Company and its subsidiaries are referred to as the Corporation.

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

     The Corporation offers, through its banking subsidiaries, a full range of retail and commercial banking services throughout central and eastern Pennsylvania, Maryland, Delaware and New Jersey. Approximately half of the Corporation's business is conducted in the south central Pennsylvania region. Industry diversity is the key to the economic well-being of this region and the Corporation is not dependent upon any single customer or industry.

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

     Securities are evaluated periodically to determine whether a decline in their value is other than temporary. Declines in value that are determined to be other than temporary are recorded as realized losses.

     Loans and Revenue Recognition: Loan and lease financing receivables are stated at their principal amount outstanding, except for mortgage loans held for sale which are carried at the lower of aggregate cost or market value. Interest income on loans is accrued as earned. Unearned income on installment loans is recognized on a basis which approximates the effective yield method.

     Accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest, except for adequately collateralized residential mortgage loans. When interest accruals are discontinued, unpaid interest credited to income is reversed. Nonaccrual loans are restored to accrual status when all delinquent principal and interest become current or the loan is considered secured and in the process of collection.

     Loan Origination Fees and Costs: Loan origination fees and the related direct origination costs are offset and the net amount is deferred and amortized over the life of the loan using the effective interest method as an adjustment to interest income. For mortgage loans sold, the net amount is included in gain or loss upon the sale of the related mortgage loan.

     Allowance for Loan Losses: The allowance for loan losses is increased by charges to expense and decreased by charge-offs, net of recoveries. Management's periodic evaluation of the adequacy of the allowance for loan losses is based on the Corporation's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, the estimated fair value of the underlying collateral, and current economic conditions. Management believes that the allowance for loan losses is adequate, however, future changes to the allowance may be necessary based on changes in any of these factors.

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

     Loans and lease financing receivables deemed to be a loss are written off through a charge against the allowance for loan losses. Consumer loans are generally charged off when they become 120 days past due if they are not adequately secured by real estate. All other loans are evaluated for possible charge-off when they reach 90 days past due. Such loans or portions thereof are charged-off when it is probable that the balance will not be collected, based on the ability of the borrower to pay and the value of the underlying collateral. Recoveries of loans previously charged off are recorded as an increase to the allowance for loan losses.

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

     Mortgage Servicing Rights: The estimated fair value of mortgage servicing rights (MSR's) related to loans sold is recorded as an asset upon the sale of such loans. MSR's are amortized as a reduction to servicing income over the estimated lives of the underlying loans. In addition, MSR's are tested quarterly for impairment and, if necessary, additional amortization is recorded.

     Investments in Low Income Housing Partnerships: Investments in low income housing partnerships are amortized using the effective yield method over the life of the related guaranteed Federal tax credits. Amortization, net of the tax benefit and tax credits, is presented as a component of income tax expense. At December 31, 2002 and 2001, the Corporation's investments totaled $38.6 million and $33.2 million, respectively. The net income tax benefit associated with these investments was $4.0 million, $3.6 million and $3.0 million in 2002, 2001 and 2000, respectively.

     Income Taxes: The provision for income taxes is based upon the results of operations, adjusted primarily for the effect of tax-exempt income and net credits received as a result of investments in low income housing partnerships. Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the deferred tax asset or liability from period to period.

     Stock-Based Compensation: The Corporation accounts for its stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). As such, no compensation expense has been recognized as stock options are granted with an exercise price equal to the fair market value of the Corporation's stock. Pro-forma disclosures of the impact of stock option grants on the Corporation's net income and net income per share, had compensation expense been recognized, are provided in Note N, "Stock-based Compensation Plans and Shareholders' Equity", as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123).

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (Statement 148). Statement 148 clarifies the accounting for options issued in prior periods when a company elects to transition from APB 25 accounting to Statement 123 accounting. It also requires additional disclosures with respect to accounting for stock-based compensation. Management does not expect the transition accounting to have an impact on the Corporation's financial statements as stock-based compensation will continue to be accounted for in accordance with APB 25.

     Net Income Per Share: The Corporation's basic net income per share is calculated as net income divided by the weighted average number of shares outstanding. For diluted net income per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation's common stock equivalents consist solely of outstanding stock options. Excluded from the calculation were anti-dilutive options totaling 434,000 in 2002 and 2001 and 372,000 in 2000.

     A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows. There were no adjustments to net income to arrive at diluted net income per share.

                                                                           2002          2001          2000
                                                                           ----          ----          ----
                                                                                    (in thousands)
          Weighted average shares outstanding (basic) ................     102,636       103,246       101,516
          Impact of common stock equivalents .........................         673           693           607
                                                                        ----------    ----------    ----------
          Weighted average shares outstanding (diluted) ..............     103,309       103,939       102,123
                                                                        ==========    ==========    ==========

     Disclosures about Segments of an Enterprise and Related Information: The Corporation does not have any operating segments which require disclosure of additional information. While the Corporation owns ten separate banks, each engages in similar activities, provides similar products and services, and operates in the same general geographical area. The Corporation's non-banking activities are immaterial and, therefore, separate information has not been disclosed.

     Business Combinations and Intangible Assets - In June 2001, the FASB issued Statements of Financial Accounting Standards Nos. 141, "Business Combinations" (Statement 141) and 142 "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations and eliminated the use of pooling of interests for transactions initiated subsequent to June 30, 2001. Statement 142 eliminated the amortization to expense of goodwill recorded as a result of such combinations, but requires goodwill to be evaluated for impairment at least annually. Write-downs of the balance, if necessary, are to be charged to the results of operations in the period in which the impairment is determined. Goodwill existing prior to the issuance of the statement was required to be amortized through December 31, 2001.

     The Corporation performed its initial test of goodwill impairment upon adoption of Statement 142 on January 1, 2002 and its annual test of goodwill impairment on October 31, 2002. Based on the results of these tests the Corporation concluded that there was no impairment and no write-downs were recorded. As a result adopting Statement 142, the Corporation was not required to recognize $2.7 million of goodwill amortization in 2002, for a net benefit of $0.03 per share (basic and diluted).

     When it was issued, Statement 142 was not applicable to acquisitions of branches, which were required to be accounted for under the provisions of Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" (Statement 72). The purchase price in excess of net assets acquired in branch transactions continued to be amortized to expense after the adoption of Statement 142.

     On October 1, 2002, the FASB issued Statement 147, "Acquisitions of Certain Financial Institutions", which allowed the excess purchase price recorded in qualifying branch acquisitions to be treated in the same manner as Statement 142 goodwill. Upon adoption of Statement 147, its provisions were applied retroactively to the adoption date for Statement 142, which was January 1, 2002 for the Corporation. As a result of adopting Statement 147, the Corporation was not required to recognize $1.0 million of goodwill amortization in 2002 ($677,000, net of taxes), for a net benefit of $0.01 per share (basic and diluted). See Note F, "Goodwill and Intangible Assets" for additional disclosures.

     Reclassifications and Restatements: Certain amounts in the 2001 and 2000 consolidated financial statements and notes have been reclassified to conform to the 2002 presentation. All share and per-share data have been restated to reflect the impact of the 5 for 4 stock split paid in May, 2002.

NOTE B - RESTRICTIONS ON CASH AND DUE FROM BANKS

     The Corporation's subsidiary banks are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against their deposit liabilities. The average amount of such reserves during 2002 and 2001 was approximately $64.8 million and $56.0 million, respectively.

NOTE C - INVESTMENT SECURITIES

     The following tables summarize the amortized cost and estimated fair values of investment securities as of December 31:

                                                                                  Gross       Gross        Estimated
                                                                   Amortized   Unrealized   Unrealized       Fair
          2002 Held to Maturity                                      Cost         Gains       Losses         Value
          ------------------------------------------------------  -----------  -----------  -----------   -----------
                                                                                    (in thousands)
          U.S. Government and agency securities ................  $     8,568  $       259  $         -   $     8,827
          State and municipal securities .......................        4,679          123            -         4,802
          Debt securities issued by foreign governments ........           50            -            -            50
          Mortgage-backed securities ...........................       19,387        1,069            -        20,456
                                                                  -----------  -----------  -----------   -----------
                                                                  $    32,684  $     1,451  $         -   $    34,135
                                                                  ===========  ===========  ===========   ===========
          2002 Available for Sale
          ----------------------------------------------
          Equity securities ....................................  $   152,985  $     8,948  $    (6,795)  $   155,138
          U.S. Government and agency securities ................       96,112        1,196           (4)       97,304
          State and municipal securities .......................      241,451        8,422           (7)      249,866
          Debt securities issued by foreign governments ........          250            -            -           250
          Corporate debt securities ............................           50            -            -            50
          Mortgage-backed securities ...........................    1,839,240       41,810          (51)    1,880,999
                                                                  -----------  -----------  -----------   -----------
                                                                  $ 2,330,088  $    60,376  $    (6,857)  $ 2,383,607
                                                                  ===========  ===========  ===========   ===========

                                                                                Gross             Gross           Estimated
                                                            Amortized         Unrealized        Unrealized          Fair
         2001 Held to Maturity                                 Cost             Gains             Losses            Value
         ----------------------------------------------    ------------      ------------      ------------      ------------
                                                                                    (in thousands)

         U.S. Government and agency securities ..........  $      8,170      $        147      $          -      $      8,317
         State and municipal securities .................         9,840               163                 -            10,003
         Debt securities issued by foreign governments ..           150                 -                 -               150
         Corporate debt securities ......................            15                 -                 -                15
         Mortgage-backed securities .....................        31,382               628                (3)           32,007
                                                           ------------      ------------      ------------      ------------
                                                           $     49,557      $        938      $         (3)     $     50,492
                                                           ============      ============      ============      ============

         2001 Available for Sale
         ----------------------------------------------
         Equity securities ..............................  $    146,349      $      8,751      $     (3,767)     $    151,333
         U.S. Government and agency securities ..........        97,285             2,397                 -            99,682
         State and municipal securities .................       214,843             3,511              (173)          218,181
         Debt securities issued by foreign governments ..            50                 -                 -                50
         Corporate debt securities ......................           250                 -                 -               250
         Mortgage-backed securities .....................     1,209,073            11,564            (2,346)        1,218,291
                                                           ------------      ------------      ------------      ------------
                                                           $  1,667,850      $     26,223      $     (6,286)     $  1,687,787
                                                           ============      ============      ============      ============

     The amortized cost and estimated fair value of debt securities at December 31, 2002 by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          Held to Maturity             Available for Sale
                                                    ---------------------------     --------------------------
                                                      Amortized      Estimated      Amortized      Estimated
                                                        Cost         Fair Value        Cost        Fair Value
                                                    -----------      ----------     ---------      -----------
                                                                          (in thousands)
         Due in one year or less .................  $       3,667  $       3,709  $      52,569  $      52,934
         Due from one year to five years .........          7,349          7,492        213,905        220,220
         Due from five years to ten years ........          1,960          2,064         47,054         48,587
         Due after ten years .....................            321            414         24,335         25,729
                                                    -------------  -------------  -------------  -------------
                                                           13,297         13,679        337,863        347,470
         Mortgage-backed securities ..............         19,387         20,456      1,839,240      1,880,999
                                                    -------------  -------------  -------------  -------------
                                                    $      32,684  $      34,135  $   2,177,103  $   2,228,469
                                                    =============  =============  =============  =============

     Gains totaling $7.8 million, $9.6 million and $8.8 million were realized on the sale of equity securities during 2002, 2001 and 2000, respectively. Gains totaling $1.6 million and $3.0 million were realized on the sale of available for sale debt securities during 2002 and 2001, respectively. Losses of $220,000 were realized on the sale of available for sale debt securities during 2000. In 2002, losses of $340,000 were recognized for equity investments exhibiting other than temporary impairment.

     Securities carried at $937.1 million and $956.5 million at December 31, 2002 and 2001, respectively, were pledged as collateral to secure public and trust deposits, and for other purposes.

NOTE D - LOANS AND ALLOWANCE FOR LOAN LOSSES
================================================================================

     Gross loans are summarized as follows as of December 31:

                                                                                       2002           2001
                                                                                  -------------   -------------
                                                                                         (in thousands)
         Commercial, financial and agricultural ...............................   $   1,679,100   $   1,495,380
         Real estate-construction .............................................         248,565         267,627
         Real estate-mortgage:
            First and second-residential ......................................       1,244,783       1,468,799
            Commercial ........................................................       1,527,143       1,428,066
         Consumer .............................................................         543,040         626,985
         Leasing and other ....................................................          84,063          98,823
                                                                                  -------------   -------------
                                                                                      5,326,694       5,385,680

         Unearned income ......................................................          (9,626)        (12,660)
                                                                                  -------------   -------------
                                                                                  $   5,317,068   $   5,373,020
                                                                                  =============   =============

     Changes in the allowance for loan losses were as follows for the years ended December 31:

                                                                       2002            2001           2000
                                                                  -------------   -------------   -------------
                                                                                 (in thousands)
         Balance at January 1 .................................   $      71,872   $      65,640   $      61,538

         Loans charged off ....................................         (15,670)        (14,275)        (18,357)
         Recoveries of loans previously charged off ...........           3,818           3,837           4,802
                                                                  -------------   -------------   -------------
              Net loans charged off ...........................         (11,852)        (10,438)        (13,555)
                                                                  -------------   -------------   -------------

         Provision for loan losses ............................          11,900          11,885          15,024
         Provision for loan losses, merger-related ............               -           2,700               -
                                                                  -------------   -------------   -------------
              Total provision for loan losses .................          11,900          14,585          15,024
                                                                  -------------   -------------   -------------

         Allowance purchased ..................................               -           2,085           2,633
                                                                  -------------   -------------   -------------

         Balance at December 31 ...............................   $      71,920   $      71,872   $      65,640
                                                                  =============   =============   =============


     The following table summarizes non-performing assets as of December 31:

                                                                                       2002           2001
                                                                                  -------------   -------------
                                                                                         (in thousands)
         Nonaccrual loans .....................................................   $      24,090   $      22,794
         Accruing loans greater than 90 days past due .........................          14,095           9,368
         Other real estate owned ..............................................             938           1,817
                                                                                  -------------   -------------
                                                                                  $      39,123   $      33,979
                                                                                  =============   =============

     Interest of approximately $1.7 million, $1.9 million and $1.8 million was not recognized as interest income due to the non-accrual status of loans during 2002, 2001 and 2000, respectively.

     The recorded investment in loans that were considered to be impaired as defined by Statement 114 was $42.8 million and $24.4 million at December 31, 2002 and 2001, respectively. At December 31, 2002, $8.9 million of impaired loans were included in non-accrual loans and at December 31, 2001, $8.7 million of impaired loans were included in non-accrual loans. At December 31, 2002 and 2001, impaired loans had related allowances for loan losses of $9.0 million and $1.8 million, respectively. The average recorded investment in impaired loans during the years ended December 31, 2002, 2001 and 2000 was approximately $40.2 million, $21.1 million, and $21.0 million, respectively.

     The Corporation applies all payments received on non-accruing impaired loans to principal until such time as the principal is paid off, after which time any additional payments received are recognized as interest income. Payments received on accruing impaired loans are applied to principal and interest according to the original terms of the loan. The Corporation recognized interest income of approximately $1.7 million, $980,000 and $934,000 on impaired loans in 2002, 2001 and 2000, respectively.

     The Corporation has extended credit to the officers and directors of the Corporation and to their associates. Related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans, including unadvanced commitments, was $145.5 million and $136.3 million at December 31, 2002 and 2001, respectively. During 2002, $19.2 million of new advances were made and repayments totaled $10.0 million.

     The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties at December 31, 2002 and 2001 was $1.0 billion and $870.2 million, respectively.

NOTE E - PREMISES AND EQUIPMENT

     The following is a summary of premises and equipment as of December 31:

                                                                        2002           2001
                                                                     ----------     -----------
                                                                          (in thousands)
               Premises and leasehold improvements ................  $  149,808     $   146,916
               Furniture and equipment ............................      87,567          83,781
               Other ..............................................       2,722           4,313
                                                                     ----------     -----------
                                                                        240,097         235,010
               Less: Accumulated depreciation and amortization ....    (116,647)       (109,393)
                                                                     ----------     -----------
                                                                     $  123,450     $   125,617
                                                                     ==========     ===========

NOTE F - GOODWILL AND INTANGIBLE ASSETS

     The following table summarizes goodwill and intangible assets at December
31:

                                                                         2002           2001
                                                                      ---------     -----------
                                                                           (in thousands)
               Core deposit intangible assets .....................   $  11,146     $    11,146
               Unidentifiable intangible assets (Statement 72) ....       5,082          26,880
               Accumulated amortization ...........................      (4,979)         (3,640)
                                                                      ---------     -----------
                    Total Intangible Assets .......................      11,249          34,386
               Goodwill ...........................................      61,048          38,900
                                                                      ---------     -----------
                    Total Goodwill and Intangible Assets ..........   $  72,297     $    73,286
                                                                      =========     ===========

The following table summarizes the changes in goodwill:

                                                   2002           2001           2000
                                                ---------     -----------     ----------
                                                             (in thousands)
       Balance at beginning of year .......     $  38,900     $    25,764     $    9,572
       Goodwill acquired ..................             -          15,863         17,483
       Reclassified goodwill ..............        21,300               -              -
       Reversal of negative goodwill ......           848               -              -
       Amortization expense ...............             -          (2,727)        (1,291)
                                                ---------     -----------     ----------
       Balance at end of year .............     $  61,048     $    38,900     $   25,764
                                                =========     ===========     ==========

     Reclassified goodwill consists of certain branch acquisition unidentifiable intangible assets that were accounted for under Statement 72 prior to the adoption of Statement 147. Upon adoption of Statement 147 retroactively to January 1, 2002, these assets were reclassified to goodwill. Amortization expense of $483,000, or $314,000, net of taxes, was recognized for these assets in 2001. See Note R, "Mergers and Acquisitions" for information regarding goodwill acquired.

     The cumulative effect of adopting Statement 142 was $848,000, representing the reversal of negative goodwill balances existing at January 1, 2002. This has been presented as other income in the Consolidated Statements of Income. The following table adjusts net income and net income per share for the amortization expense related to Statements 142 and 147 goodwill that is no longer being amortized in 2002 (in thousands, except per-share amounts):

                                                                    2002          2001           2000
                                                                -----------   -----------     ----------
       Net income, as reported ..........................       $   132,948   $   113,589     $  106,834
       Amortization of goodwill, net of taxes ...........                 -         3,041          1,291
       Reversal of negative goodwill ....................              (848)            -              -
                                                                -----------   -----------     ----------
       Net income, as adjusted ..........................       $   132,100   $   116,630     $  108,125
                                                                ===========   ===========     ==========

       Basic net income per share, as reported ..........       $      1.30   $      1.10     $     1.05
       Amortization of goodwill, net of taxes ...........                 -          0.03           0.01
       Reversal of negative goodwill ....................             (0.01)            -              -
                                                                -----------   -----------     ----------
       Basic net income per share, as adjusted ..........       $      1.29   $      1.13     $     1.07
                                                                ===========   ===========     ==========

       Diluted net income per share, as reported ........       $      1.29   $      1.09     $     1.05
       Amortization of goodwill, net of taxes ...........                 -          0.03           0.01
       Reversal of negative goodwill ....................             (0.01)            -              -
                                                                -----------   -----------     ----------
       Diluted net income per share, as adjusted ........       $      1.28   $      1.12     $     1.06
                                                                ===========   ===========     ==========

       --------------------------------------------------

       Note: Adjusted per share amounts do not sum in all cases due to rounding.

     Amortization expense related to intangible assets totaled $1.8 million, $2.1 million and $548,000 in 2002, 2001 and 2000, respectively. Amortization expense for the next five years is expected to be as follows (in thousands):

                          Year          Amortization
                         ----------     ------------
                          2003 ......   $    1,440
                          2004 ......        1,440
                          2005 ......        1,364
                          2006 ......        1,326
                          2007 ......        1,326

NOTE G - MORTGAGE SERVICING RIGHTS

     The following table summarizes the changes in mortgage servicing rights, which are included in other assets in the Consolidated Balance Sheets:

                                                                   2002            2001            2000
                                                                ----------   ---------------   ------------
                                                                               (in thousands)
          Balance at beginning of year ......................   $    3,271   $           540   $        735
          Originations of mortgage servicing rights .........        3,839             3,158              -
          Amortization expense ..............................         (877)             (427)          (195)
                                                                ----------   ---------------   ------------
          Balance at end of year ............................   $    6,233   $         3,271   $        540
                                                                ==========   ===============   ============

NOTE H - DEPOSITS

     Deposits consisted of the following as of December 31:

                                                                 2002            2001
                                                           ---------------   ------------
                                                                   (in thousands)
          Noninterest-bearing demand ...................   $    1,118,227    $  1,094,158
          Interest-bearing demand ......................        1,061,277         825,045
          Savings and money market accounts ............        1,529,117       1,422,440
          Time deposits ................................        2,536,907       2,645,161
                                                           --------------    ------------
                                                           $    6,245,528    $  5,986,804
                                                           ==============    ============

     Included in time deposits were certificates of deposit equal to or greater than $100,000 of $420.2 million and $411.5 million at December 31, 2002 and 2001, respectively.

     The scheduled maturities of time deposits as of December 31, 2002 were as follows (in thousands):

                          Year           Maturities
                    ----------------   --------------
                    2003 ...........   $    1,544,297
                    2004 ...........          420,724
                    2005 ...........          235,765
                    2006 ...........           85,305
                    2007 ...........          185,165
                    Thereafter .....           65,651
                                       --------------
                                       $    2,536,907
                                       ==============

NOTE I - SHORT-TERM BORROWINGS AND LONG-TERM DEBT

      The following table presents information related to Federal funds purchased and securities sold under agreements to repurchase.

                                                                                             December 31
                                                                           ------------------------------------------------
                                                                               2002               2001             2000
                                                                           ------------      ---------------   ------------
                                                                                          (dollars in thousands)
          Amount outstanding at December 31 .............................  $    627,556      $       394,659   $    441,638
          Weighted average interest rate at year end ....................          1.16%                1.75%          5.94%
          Maximum amount outstanding at any month end ...................  $    627,556      $       529,763   $    573,094
          Average amount outstanding during the year ....................  $    430,495      $       352,757   $    517,306
          Weighted average interest rate during the year ................          1.52%                3.68%          5.83%

      Federal Home Loan Bank Advances and long-term debt included the following as of December 31:

                                                                                                  2002             2001
                                                                                             ---------------   ------------
                                                                                                     (in thousands)
          Federal Home Loan Bank advances .............................................      $       531,478   $    452,316
          Other long-term debt ........................................................                4,077          4,486
                                                                                             ---------------   ------------
                                                                                             $       535,555   $    456,802
                                                                                             ===============   ============

      Federal Home Loan Bank advances mature through May, 2014, and carry a weighted average interest rate of 5.15%. As of December 31, 2002, the Corporation had an additional borrowing capacity of approximately $1.4 billion with the Federal Home Loan Bank. Advances from the Federal Home Loan Bank are secured by qualifying residential mortgages, investments and other assets. The following table summarizes the scheduled maturity periods of Federal Home Loan Bank advances as of December 31, 2002 (in thousands):

                             Year              Maturities
                          ----------         --------------

                          2003 ...........   $       37,900
                          2004 ...........            5,000
                          2005 ...........           86,177
                          2006 ...........           10,000
                          2007 ...........           50,177
                          Thereafter .....          342,224
                                             --------------
                                             $      531,478
                                             ==============

NOTE J - CAPITAL SECURITIES OF SUBSIDIARY TRUST

      The Parent Company owns all of the common stock of Drovers Capital Trust I (Trust), a Delaware business trust. The Trust has issued $7.5 million of 9.25% preferred securities to investors in conjunction with the Parent Company issuing $7.7 million of junior subordinated deferrable interest debentures to the Trust. The debentures are the sole asset of the Trust. The terms of the junior subordinated deferrable interest debentures are the same as the terms on the preferred securities. The Parent Company's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Parent Company of the Trust's obligations under the preferred securities. The preferred securities are redeemable on or after September 30, 2004, or earlier if the deduction of related interest for Federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures on September 30, 2027.

      In 2002, the Parent Company purchased $2.0 million of the issued securities on the open market. For presentation purposes, this is shown in the Consolidated Balance Sheet as a reduction in the balance of the redeemable preferred securities.

NOTE K - REGULATORY MATTERS

Dividend and Loan Limitations
     The dividends that may be paid by subsidiary banks to the Parent Company are subject to certain legal and regulatory limitations. Under such limitations, the total amount available for payment of dividends by subsidiary banks was approximately $153 million at December 31, 2002.

     Under current Federal Reserve regulations, the subsidiary banks are limited in the amount they may loan to their affiliates, including the Parent Company. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of each bank subsidiary's capital and surplus. At December 31, 2002, the maximum amount available for transfer from the subsidiary banks to the Parent Company in the form of loans and dividends was approximately $206 million.

Regulatory Capital Requirements
     The Corporation's subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the subsidiary banks must meet specific capital guidelines that involve quantitative measures of the subsidiary banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The subsidiary banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the subsidiary banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (as defined in the regulations). Management believes, as of December 31, 2002, that all of its bank subsidiaries meet the capital adequacy requirements to which they are subject.

     As of December 31, 2002 and 2001, the Corporation's three significant subsidiaries, Fulton Bank, Lebanon Valley Farmers Bank and Lafayette Ambassador Bank, were well capitalized under the regulatory framework for prompt corrective action based on their capital ratio calculations. To be categorized as well capitalized, these banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2002 that management believes have changed the institutions' categories.

     The following tables present the total risk-based, Tier I risk-based and Tier I leverage requirements for the Corporation and its significant subsidiaries.

                                                                          As of December 31, 2002
                                                   ------------------------------------------------------------------------
                                                                                                         To Be Well
                                                                                                      Capitalized Under
                                                                                 For Capital          Prompt Corrective
                                                           Actual             Adequacy Purposes       Action Provisions
                                                   ----------------------     ------------------   ------------------------
                                                     Amount       Ratio       Amount       Ratio      Amount      Ratio
                                                   ----------    --------   ---------     -------  ---------    --------
                                                                           (Dollars in thousands)
Total Capital (to Risk Weighted Assets):
     Corporation ...............................   $  837,645      13.8%    $ 485,112      8.0%    $ 606,390     10.0%
     Fulton Bank ...............................      353,258      11.6       243,538      8.0       304,422     10.0
     Lebanon Valley Farmers Bank ...............       64,582      12.5        41,398      8.0        51,747     10.0
     Lafayette Ambassador Bank .................       84,129      12.0        56,107      8.0        70,134     10.0

Tier I Capital (to Risk Weighted Assets):
     Corporation ...............................   $  764,325      12.6%    $ 242,556      4.0%    $ 363,834      6.0%
     Fulton Bank ...............................      320,362      10.5       121,769      4.0       182,653      6.0
     Lebanon Valley Farmers Bank ...............       58,763      11.4        20,699      4.0        31,048      6.0
     Lafayette Ambassador Bank .................       75,539      10.8        28,053      4.0        42,080      6.0

Tier I Capital (to Average Assets):
     Corporation ...............................   $  764,325       9.4%    $ 243,068      3.0%    $ 405,113      5.0%
     Fulton Bank ...............................      320,362       8.8       108,685      3.0       181,142      5.0
     Lebanon Valley Farmers Bank ...............       58,763       7.7        22,910      3.0        38,183      5.0
     Lafayette Ambassador Bank .................       75,539       7.1        31,957      3.0        53,262      5.0

                                                                           As of December 31, 2001
                                                    -----------------------------------------------------------------------
                                                                                                         To Be Well
                                                                                                      Capitalized Under
                                                                                 For Capital          Prompt Corrective
                                                            Actual            Adequacy Purposes       Action Provisions
                                                   ----------------------  --------------------    ------------------------
                                                       Amount      Ratio      Amount       Ratio      Amount      Ratio
                                                   ------------  --------  -----------    -------  -----------  --------
                                                                           (Dollars in thousands)
Total Capital (to Risk Weighted Assets):
     Corporation ...............................   $  800,952      13.5%    $ 475,707      8.0%    $ 594,634     10.0%
     Fulton Bank ...............................      321,911      11.2       229,420      8.0       286,775     10.0
     Lebanon Valley Farmers Bank ...............       67,806      14.0        38,714      8.0        48,392     10.0
     Lafayette Ambassador Bank .................       80,208      11.9        54,137      8.0        67,671     10.0

Tier I Capital (to Risk Weighted Assets):
     Corporation ...............................   $  729,064      12.3%    $ 237,854      4.0%    $ 356,781      6.0%
     Fulton Bank ...............................      288,758      10.1       114,710      4.0       172,065      6.0
     Lebanon Valley Farmers Bank ...............       62,335      12.9        19,357      4.0        29,035      6.0
     Lafayette Ambassador Bank .................       72,269      10.7        27,068      4.0        40,603      6.0

Tier I Capital (to Average Assets):
     Corporation ...............................   $  729,064       9.6%    $ 227,938      3.0%    $ 379,897      5.0%
     Fulton Bank ...............................      288,758       8.5       101,659      3.0       169,432      5.0
     Lebanon Valley Farmers Bank ...............       62,335       9.0        20,698      3.0        34,497      5.0
     Lafayette Ambassador Bank .................       72,269       7.7        28,163      3.0        46,938      5.0

NOTE L - INCOME TAXES

     The components of the provision for income taxes are as follows:

                                                                         Year ended December 31
                                                                -----------------------------------------
                                                                   2002           2001            2000
                                                                ---------      ----------       ---------
                                                                               (in thousands)
              Current tax expense:
                   Federal ................................     $  52,749      $   44,625       $  46,765
                   State ..................................         1,764             222             310
                                                                ---------      ----------       ---------
                                                                   54,513          44,847          47,075
              Deferred tax expense (benefit) ..............         1,955           1,520          (2,638)
                                                                ---------      ----------       ---------
                                                                $  56,468      $   46,367       $  44,437
                                                                =========      ==========       =========

     The differences between the effective income tax rate and the Federal statutory income tax rate are as follows:

                                                                          Year ended December 31
                                                                -----------------------------------------
                                                                 2002            2001           2000
                                                                ------          ------         -------
              Statutory tax rate ..........................       35.0%          35.0%           35.0%
              Effect of tax-exempt income .................       (3.2)          (3.4)           (3.6)
              Effect of low income housing investments ....       (2.1)          (2.6)           (2.5)
              Other, net ..................................        0.1              -             0.5
                                                                ------          -----          ------
              Effective income tax rate ...................       29.8%          29.0%           29.4%
                                                                ======          =====          ======

     The net deferred tax asset recorded by the Corporation is included in other assets and consists of the following tax effects of temporary differences at December 31:

                                                                                       2002           2001
                                                                                     --------       ---------
                                                                                            (in thousands)
              Deferred tax assets:
                Allowance for loan losses ......................................     $  25,172      $  25,156
                Deferred compensation ..........................................         3,638          3,853
                Investments in low income housing ..............................         3,063          3,425
                Post-retirement benefits .......................................         3,266          3,220
                Other accrued expenses .........................................         1,671          1,573
                Other ..........................................................         1,953          2,628
                                                                                     ---------      ---------
                  Total gross deferred tax assets ..............................        38,763         39,855
                                                                                     ---------      ---------

              Deferred tax liabilities:
                Unrealized holding gains on securities available for sale ......        18,732          6,978
                Direct leasing .................................................         8,759          8,962
                Mortgage servicing rights ......................................         2,181          1,145
                Other ..........................................................           876            843
                                                                                     ---------      ---------
                  Total gross deferred tax liabilities .........................        30,548         17,928
                                                                                     ---------      ---------

                  Net deferred tax asset .......................................     $   8,215      $  21,927
                                                                                     =========      =========

     As of December 31, 2002 and 2001, the Corporation had not established any valuation allowance against deferred tax assets since these tax benefits are realizable either through carry-back availability against prior years' taxable income or the reversal of existing deferred tax liabilities.

NOTE M - EMPLOYEE BENEFIT PLANS

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

     Defined Benefit Pension Plans and 401(k) Plans - The Corporation maintains two defined benefit plans, the Fulton Financial Affiliates' Defined Benefit Pension Plan and the Drovers & Mechanics Pension Plan (Pension Plans). Contributions to the Pension Plans are actuarially determined and funded annually. Plan assets are invested in certificates of deposit, corporate bonds, U.S. Treasury securities, money market funds, common stocks and common stock mutual funds. The Pension Plans have been closed to new participants, but existing participants continue to accrue benefits according to the terms of the plan.

     Employees covered under the Pension Plans are also eligible to participate in the Fulton Financial Affiliates 401(k) Savings Plan or the Drovers Salary Deferral Plan (401(k) Plans). The 401(k) Plans generally allow employees to defer up to $11,000 of their pre-tax salary on an annual basis. At its discretion, the Corporation may also make a matching contribution up to 3%.

     The following summarizes the Corporation's expense under the above plans for the years ended December 31:

                                                                    2002          2001         2000
                                                                   ----------   -----------  ----------
                                                                             (in thousands)
          Profit Sharing Plan .................................     $  6,220    $   5,050    $   5,203
          Pension Plans .......................................        1,812          989        1,287
          401(k) Plans ........................................          667          597          682
                                                                   ----------   -----------  ----------
                                                                    $  8,699    $   6,636    $   7,172
                                                                   ==========   ===========  ==========

     The net periodic pension cost for the Corporation's Pension Plans, as determined by consulting actuaries, consisted of the following components for the years ended December 31:

                                                                    2002            2001           2000
                                                                  -----------   -----------  ----------
                                                                              (in thousands)
          Service cost - benefits earned during period ........    $    1,954   $   1,873     $  1,845
          Interest cost on projected benefit obligation .......         2,653       2,472        2,282
          Actual return on assets .............................         2,086       3,103       (4,655)
          Net amortization and deferral .......................        (4,881)     (6,459)       1,815
                                                                  ------------  ------------ ----------
          Net periodic pension cost ...........................     $    1,812  $     989    $   1,287
                                                                  ============  ============ ==========

     The valuation date of the Pension Plans is September 30. The following table summarizes the changes in the projected benefit obligation and fair value of plan assets for the indicated periods:

                                                                                                               Plan Year Ended
                                                                                                                 September 30
                                                                                                              2002          2001
                                                                                                            --------     --------
                                                                                                                (in thousands)
          Projected benefit obligation, beginning .......................................................   $ 37,207     $ 33,671

          Service cost ..................................................................................      1,954        1,873
          Interest cost .................................................................................      2,653        2,472
          Benefit payments ..............................................................................     (1,699)      (1,861)
          Actuarial loss ................................................................................      3,644        1,378
          Amendments ....................................................................................         93            -
          Experience loss (gain) ........................................................................         34         (326)
                                                                                                            --------     --------

          Projected benefit obligation, ending ..........................................................   $ 43,886     $ 37,207
                                                                                                            ========     ========

          Fair value of plan assets, beginning ..........................................................   $ 35,433     $ 39,624

          Employer contributions ........................................................................      1,640          773
          Actual return on assets .......................................................................     (2,086)      (3,103)
          Benefit payments ..............................................................................     (1,699)      (1,861)
                                                                                                            --------     --------

          Fair value of plan assets, ending .............................................................   $ 33,288     $ 35,433
                                                                                                            ========     ========

     The funded status of the Pension Plans and the amounts included in other liabilities as of December 31 follows:

                                                                                            2002         2001
                                                                                          --------     --------
                                                                                              (in thousands)
          Projected benefit obligation ................................................   $(43,886)    $(37,207)
          Fair value of plan assets ...................................................     33,288       35,433
                                                                                          ========     ========
               Funded status ..........................................................    (10,598)      (1,774)

          Unrecognized net transition asset ...........................................        (77)         (81)
          Unrecognized prior service cost .............................................        109           25
          Unrecognized net loss .......................................................      9,942        1,379
                                                                                          --------     --------
          Pension liability recognized in the
               consolidated balance sheets ............................................   $   (624)    $   (451)
                                                                                          ========     ========

          Accumulated benefit obligation ..............................................   $ 31,868     $ 27,151
                                                                                          ========     ========

     The following rates were used to calculate net periodic pension cost and the present value of benefit obligations:

                                                                                                 2002         2001        2000
                                                                                              ----------   ----------  ----------
          Discount rate-projected benefit obligation .......................................     6.75%        7.25%       7.50%
          Rate of increase in compensation level ...........................................     5.00         5.00        5.00
          Expected long-term rate of return on plan assets .................................     8.00         8.00        8.00

Post-retirement Benefits

     The Corporation currently provides medical and life insurance benefits to retired full-time employees who were employees of the Corporation prior to January 1, 1998. Full-time employees may become eligible for these discretionary benefits if they reach retirement while working for the Corporation. Benefits are based on a graduated scale for years of service after attaining the age of
40. The components of the expense for post-retirement benefits other than pensions are as follows:

                                                                        2002           2001            2000
                                                                   -------------   -------------   ------------
                                                                                  (in thousands)
          Service cost-benefits earned during the period ........  $         260   $         240   $        268
          Interest cost on accumulated
               post-retirement benefit obligation ...............            444             393            422
          Actual return on plan assets ..........................             (3)             (7)           (12)
          Net amortization and deferral .........................           (298)           (375)          (304)
                                                                   -------------   -------------   ------------
          Net nonpension post-retirement benefit cost ...........  $         403   $         251   $        374
                                                                   =============   =============   ============

     The following table summarizes the changes in the accumulated post-retirement benefit obligation and fair value of plan assets for the years ended December 31:

                                                                                        2002           2001
                                                                                   -------------   -------------
                                                                                          (in thousands)
          Accumulated post-retirement benefit obligation, beginning ........       $       5,798   $       5,540

          Service cost .....................................................                 260             240
          Interest cost ....................................................                 444             393
          Benefit payments .................................................                (263)           (411)
          Change due to change in experience ...............................                 509            (122)
          Change due to change in assumptions ..............................                 356             158
                                                                                   -------------   -------------
          Accumulated post-retirement benefit obligation, ending ...........       $       7,104   $       5,798
                                                                                   =============   =============
          Fair value of plan assets, beginning .............................       $         185   $         192

          Employer contributions ...........................................                 246             397
          Actual return on assets ..........................................                   3               7
          Benefit payments .................................................                (263)           (411)
                                                                                   -------------   -------------
          Fair value of plan assets, ending ................................       $         171   $         185
                                                                                   =============   =============

     The funded status of the plan and the amounts included in other liabilities as of December 31 follows:

                                                                                        2002           2001
                                                                                   -------------   -------------
                                                                                          (in thousands)
          Accumulated post-retirement benefit obligation ...................       $      (7,104)  $      (5,798)
          Fair value of plan assets ........................................                 171             185
                                                                                   -------------   -------------
               Funded status ...............................................              (6,933)         (5,613)

          Unrecognized prior service cost ..................................              (1,132)         (1,358)
          Unrecognized net gain ............................................                (955)         (1,892)
                                                                                   -------------   -------------
          Post-retirement benefits liability recognized
               in the consolidated balance sheets ..........................       $      (9,020)  $      (8,863)
                                                                                   =============   =============

     For measuring the post-retirement benefit obligation, the annual increase in the per capita cost of health care benefits was assumed to be 9.5% in year one, declining to an ultimate rate of 4.5% by year eight. This health care cost trend rate has a significant impact on the amounts reported. Assuming a 1% increase in the health care cost trend rate above the assumed annual increase, the accumulated post-retirement benefit obligation would increase by approximately $798,000 and the current period expense would increase by approximately $92,000. Conversely, a 1% decrease in the health care cost trend rate would decrease the accumulated post-retirement benefit obligation by approximately $673,000 and the current period expense by approximately $76,000. The discount rate used in determining the accumulated post-retirement benefit obligation was 6.75% at December 31, 2002 and 7.25% at December 31, 2001.

NOTE N - STOCK-BASED COMPENSATION PLANS AND SHAREHOLDERS' EQUITY

Incentive Stock Option Plan and Employee Stock Purchase Plan

     The Corporation has an Incentive Stock Option Plan (Option Plan) and an Employee Stock Purchase Plan (ESPP). Under the Option Plan, options are granted to key personnel for terms of up to 10 years at option prices equal to the fair market value of the Corporation's stock on the date of grant. Options are 100% vested immediately upon grant. Options assumed from Skylands retained their original vesting schedules. The Plan has reserved 660,000 additional shares for future grant through 2006. The number of options granted in any year is dependent upon the Corporation's performance relative to that of a self-defined peer group. A summary of stock option activity under the current and prior plan follows:

                                                                                   Option Price Per Share
                                                                          --------------------------------------
                                                               Stock                               Weighted
                                                              Options           Range              Average
                                                           -------------  -----------------  -------------------
              Balance at January 1, 2000 ..............       2,328,074   $  2.52 - $16.38         $10.57
                Granted ...............................         482,909     18.48                   18.48
                Exercised .............................        (289,115)     2.52 -  15.12           6.70
                Assumed from Skylands .................         328,065      3.11 -  12.01           8.71
                Canceled ..............................          (4,884)     9.68                    9.68
                                                           ------------
              Balance at December 31, 2000 ............       2,845,049      2.52 -  16.38          13.21
                Granted ...............................         433,625     16.38                   16.38
                Exercised .............................        (469,428)     2.52 -  16.38           8.52
                Canceled ..............................         (25,023)    10.64 -  16.38          15.66
                                                           ------------
              Balance at December 31, 2001 ............       2,784,223      2.52 -  16.38          12.39
                Granted ...............................         433,550     19.33                   19.33
                Exercised .............................        (357,590)     5.65 -  16.38           9.63
                Canceled ..............................          (6,147)    10.46 -  16.38          13.15
                                                           ------------
              Balance at December 31, 2002 ............       2,854,036   $  2.52 - $19.33         $13.79
                                                           ============
              Exercisable at December 31, 2002 ........       2,802,780   $  2.52 - $19.33         $13.90
                                                           ============

The following table summarizes information concerning options outstanding at December 31, 2002:

                                                 Total        Weighted       Weighted
                               Range of       Unexercised      Average        Average     Exercisable
                               Exercise          Stock        Remaining      Exercise        Stock
                                Prices          Options      Life (Years)      Price        Options
                            ---------------  -------------   ------------  -------------  -------------
                            $ 0.00 - $ 5.00       65,536        1.22         $  2.67          65,536
                            $ 5.00 - $10.00      690,157        2.88            7.95         638,901
                            $10.00 - $15.00      350,095        5.46           13.02         350,095
                            $15.00 - $20.00    1,748,248        7.80           16.67       1,748,248
                                             -----------     -------       ---------      ----------
                                               2,854,036        6.17         $ 13.79       2,802,780
                                             ===========     =======       =========      ==========

     The ESPP allows eligible employees to purchase stock in the Corporation at 85% of the fair market value of the stock on the date of exercise. Under the terms of the ESPP, 83,000 shares, 89,000 shares and 98,000 shares were issued in 2002, 2001 and 2000, respectively. A total of 1.3 million shares have been issued since the inception of the ESPP in 1986. As of December 31, 2002, 443,000 shares have been reserved for future issuances under the ESPP.

     The Corporation accounts for both the Option Plan and the ESPP under APB 25, and, accordingly, no compensation expense has been recognized. Had compensation cost for these plans been recorded consistent with the fair value provisions of Statement 123, the Corporation's net income and net income per share would have been reduced to the following pro-forma amounts:

                                                                               2002           2001            2000
                                                                          -------------   -----------     ------------
              Net income (in thousands):         As reported ..........   $   132,948     $  113,589      $  106,834
                                                 Pro-forma ............       130,955        111,761         105,097

              Net income per share (basic):      As reported ..........   $      1.30     $     1.10      $     1.05
                                                 Pro-forma ............          1.28           1.08            1.04

              Net income per share (diluted):    As reported ..........   $      1.29     $     1.09      $     1.05
                                                 Pro-forma ............          1.27           1.08            1.03

              Weighted average fair value of options granted ..........   $      4.70     $     4.20      $     4.06

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

                                                                           2002         2001        2000
                                                                         --------     --------   ----------
              Risk-free interest rate ...............................       4.78%        5.32%      6.43%
              Volatility of Corporation's stock .....................      23.64        23.80      22.71
              Expected dividend yield ...............................       3.10         3.13       3.25
              Expected life of options ..............................    8 Years      8 Years    8 Years

Shareholder Rights

     On June 20, 1989, the Board of Directors of the Corporation declared a dividend of one common share purchase right (Original Rights) for each outstanding share of common stock, par value $2.50 per share of the Corporation. The dividend was paid to the shareholders of record as of the close of business on July 6, 1989. On April 27, 1999, the Board of Directors approved an amendment to the Original Rights and the rights agreement. The significant terms of the amendment included extending the expiration date from June 20, 1999 to April 27, 2009 and resetting the purchase price to $90.00 per share. As of December 31, 2002, the purchase price had adjusted to $59.37 per share as a result of stock dividends.

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

NOTE O - LEASES

     Certain branch offices and equipment are leased under agreements which expire at varying dates through 2017. Most leases contain renewal provisions at the Corporation's option. Total rental expense was approximately $5.9 million in 2002, $5.1 million in 2001 and $4.3 million in 2000. Future minimum payments as of December 31, 2002 under noncancelable operating leases are as follows (in thousands):

                                               Minimum
                               Year             Rent
                        ----------------    -----------

                        2003 ...........    $     4,863
                        2004 ...........          4,234
                        2005 ...........          3,592
                        2006 ...........          3,155
                        2007 ...........          2,625
                        Thereafter .....         12,459
                                            -----------
                                            $    30,928
                                            ===========
NOTE P - COMMITMENTS AND CONTINGENCIES

     The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk that are not recognized in the Consolidated Balance Sheets.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments is expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income producing commercial properties. The Corporation had outstanding commitments to fund loans of $2.1 billion at December 31, 2002 and 2001.

     Standby letters of credit are conditional commitments issued to guarantee the financial or performance obligation of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Commitments under outstanding standby letters of credit were $449.3 million at December 31, 2002 and $317.4 million at December 31, 2001.

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

NOTE Q - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following are the estimated fair values of the Corporation's financial instruments as of December 31, 2002 and 2001, followed by a general description of the methods and assumptions used to estimate such fair values. These fair values are significantly affected by assumptions used, principally the timing of future cash flows and the discount rate. Because assumptions are inherently subjective in nature, the estimated fair values cannot be substantiated by comparison to independent market quotes and, in many cases, the estimated fair values could not necessarily be realized in an immediate sale or settlement of the instrument. Further, certain financial instruments and all non-financial instruments are excluded. Accordingly, the aggregate fair value amounts presented do not necessarily represent management's estimation of the underlying value of the Corporation.

                                                              2002                          2001
                                                   ---------------------------   ---------------------------
                                                                   Estimated                      Estimated
         FINANCIAL ASSETS                           Book Value     Fair Value     Book Value     Fair Value
         ----------------                          ------------  -------------   ------------   ------------
                                                                       (in thousands)
         Cash and due from banks ................  $    314,857  $     314,857   $    356,539   $    356,539
         Interest-bearing deposits
              with other banks ..................         7,899          7,899          6,968          6,968
         Mortgage loans held for sale ...........        70,475         70,475         18,374         18,374
         Securities held to maturity ............        32,684         34,135         49,557         50,492
         Securities available for sale ..........     2,383,607      2,383,607      1,687,787      1,687,787
         Net loans ..............................     5,245,148      5,410,828      5,301,148      5,404,066
         Accrued interest receivable ............        42,675         42,675         43,388         43,388

         FINANCIAL LIABILITIES
         ---------------------

         Demand and savings deposits ............  $  3,708,621  $   3,708,621   $  3,341,641   $  3,341,641
         Time deposits ..........................     2,536,907      2,612,927      2,645,163      2,689,856
         Short-term borrowings ..................       632,194        632,194        400,335        400,335
         Accrued interest payable ...............        27,608         27,608         35,926         35,926
         Other financial liabilities ............        33,708         33,708         33,714         33,714
         Federal Home Loan Bank advances
              and long-term debt ................       535,555        567,546        456,802        463,833
         Corporation-obligated mandatorily
           redeemable capital securities of
           subsidiary trust .....................         5,500          5,638          7,500          7,238

     For short-term financial instruments, defined as those with remaining maturities of 90 days or less, the carrying amount was considered to be a reasonable estimate of fair value. The following instruments are predominantly short-term:

                   Assets                        Liabilities
      ------------------------------     ----------------------------
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

     As indicated in Note A, securities available for sale are carried at their estimated fair values. The estimated fair values of securities held to maturity as of December 31, 2002 and 2001 were generally based on quoted market prices, broker quotes or dealer quotes.

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

NOTE R - MERGERS AND ACQUISITIONS

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

     In connection with this transaction, the Corporation recorded merger-related expenses of approximately $9.8 million ($6.4 million, net of tax). These charges consisted of an additional provision for loan losses resulting from the consistent application of the Corporation's allowance evaluation procedures ($2.7 million) and one-time expenses related to employee severance and related benefits, systems conversions, real estate closures and sales, and professional fees ($7.1 million).

     Branch Acquisition - On June 8, 2001, the Corporation assumed $315 million of deposits and purchased $53 million in loans in an acquisition of 18 branches located in New Jersey, Delaware and Pennsylvania. This transaction was accounted for as a purchase and the Corporation recorded a core deposit intangible asset of $9.9 million and an unidentifiable intangible asset of $21.7 million. The core deposit intangible is being amortized on a straight-line basis over 10 years. Upon adoption of Statement 147 effective January 1, 2002, the unidentifiable intangible asset was reclassified to goodwill and was no longer amortized to expense.

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

     In connection with the acquisition, goodwill of approximately $16.0 million was recorded as the initial purchase price paid in excess of the fair value of net assets acquired. Additional payments of up to $5.0 million may become payable upon Dearden Maguire achieving certain revenue goals through December 31, 2005. The goals and the dates of such payments are specified in the purchase agreement. Upon payment of any such amounts, goodwill will be increased. The goodwill was being amortized to expense on a straight-line basis over 20 years. Effective January 1, 2002, the goodwill was no longer being amortized to expense as required by Statement 142, but will continue to be evaluated for impairment on an annual basis.

     Skylands Financial Corporation - On August 1, 2000, the Corporation completed its acquisition of Skylands Financial Corporation (SFC) of Hackettstown, New Jersey. SFC, with approximately $240 million in total assets on the acquisition date, was a bank holding company whose sole banking subsidiary, Skylands Community Bank (Skylands), operated eight community banking offices in Morris, Warren and Sussex counties.

     The acquisition was accounted for as a purchase and the accounts and results of operations of SFC are included in the financial statements of the Corporation prospectively from the August 1, 2000 acquisition date. In connection with the acquisition, goodwill of approximately $17.5 million was recorded as the purchase price paid in excess of the net assets acquired. The goodwill was being amortized to expense on a straight line basis over 15 years through December 31, 2001. Effective January 1, 2002, the goodwill was no longer being amortized to expense as required by Statement 142, but will continue to be evaluated for impairment on an annual basis.

     Premier Bancorp, Inc. - On January 16, 2003, the Corporation entered into a merger agreement to acquire Premier Bancorp, Inc. (Premier), of Doylestown, Pennsylvania. Premier is a $600 million financial holding company whose primary subsidiary is Premier Bank, which has seven community banking offices in Bucks, Northampton and Montgomery Counties, Pennsylvania.

     Under the terms of the merger agreement, each of the approximately 3.5 million shares of Premier's common stock will be exchanged for 1.34 shares of the Corporation's common stock. In addition, each of the 304,000 options to acquire Premier's stock will be converted to options to purchase the Corporation's stock. The acquisition is subject to approval by bank regulatory authorities and Premier's shareholders and is expected to be completed in the third quarter of 2003. The acquisition will be accounted for as a purchase.

     As a result of the acquisition, Premier will be merged into the Corporation and Premier Bank will become a wholly-owned subsidiary.

NOTE S - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

    CONDENSED BALANCE SHEETS
    ------------------------
    (in thousands)
                                                    December 31
                                             ------------------------
                                                2002          2001
                                             ----------     ---------
    ASSETS
    ------
    Cash, securities,
         and other assets .................  $   3,010     $    2,171

    Receivable from
         nonbank subsidiaries .............          9              9

    Investment in:
         Bank subsidiaries ................    709,217        696,416
         Nonbank subsidiaries .............    211,626        157,531
                                             ---------     ----------
         Total Assets .....................  $ 923,862     $  856,127
                                             =========     ==========


                                                    December 31
                                             ------------------------
                                                2002           2001
                                             ---------     ----------
      LIABILITIES AND EQUITY
      ----------------------
      Line of credit with
           bank subsidiaries ..............  $  19,556     $   10,500

      Long-term debt ......................      7,735          7,735
      Payable to
           nonbank subsidiaries ...........      8,661          3,998
      Other liabilities ...................     24,168         22,440
                                             ---------     ----------
           Total Liabilities ..............     60,120         44,673
      Shareholders' equity ................    863,742        811,454
                                             ---------     ----------
           Total Liabilities and
           Shareholders' Equity ...........  $ 923,862     $  856,127
                                             =========     ==========

    CONDENSED STATEMENTS OF INCOME
    ------------------------------
    (in thousands)

                                                                             Year ended December 31
                                                                     -------------------------------------
                                                                        2002         2001          2000
                                                                     ----------  -------------  ----------
    Income:
         Dividends from bank subsidiaries ......................     $ 100,161     $ 126,897    $  73,982
         Other .................................................        32,531        24,417        9,636
                                                                     ---------     ---------    ---------
                                                                       132,692       151,314       83,618
    Expenses ...................................................        43,883        38,772       18,760
                                                                     ---------     ---------    ---------
         Income before income taxes and equity in
         undistributed net income of subsidiaries ..............        88,809       112,542       64,858
    Income tax benefit .........................................        (4,171)       (6,329)      (3,020)
                                                                     ---------     ---------    ---------
                                                                        92,980       118,871       67,878
    Equity in undistributed net income (loss) of:
         Bank subsidiaries .....................................        29,694       (14,367)      28,908
         Nonbank subsidiaries ..................................        10,274         9,085       10,048
                                                                     ---------     ---------    ---------
              Net Income .......................................     $ 132,948     $ 113,589    $ 106,834
                                                                     =========     =========    =========

CONDENSED STATEMENTS OF CASH FLOWS
----------------------------------
(in thousands)

                                                                                  Year Ended December 31
                                                                       ------------------------------------------
                                                                           2002           2001           2000
                                                                       ------------   ------------   ------------
Cash Flows From Operating Activities:
    Net Income ......................................................  $    132,948   $    113,589   $    106,834

    Adjustments to Reconcile Net Income to
       Net Cash Provided by Operating Activities:
       (Increase) decrease in other assets ..........................        (2,541)           706          1,571
       (Increase) decrease in investment in subsidiaries ............       (39,968)         5,282        (39,034)
       Increase (decrease) in other liabilities and
            payable to nonbank subsidiaries .........................         5,249        (12,951)        10,726
                                                                       ------------   ------------   ------------
           Total adjustments ........................................       (37,260)        (6,963)       (26,737)
                                                                       ------------   ------------   ------------
           Net cash provided by operating activities ................        95,688        106,626         80,097
                                                                       ------------   ------------   ------------

Cash Flows From Investing Activities:
       Investment in subsidiaries ...................................        (3,500)       (47,039)        (5,759)
       Net cash paid for acquisitions ...............................             -        (16,224)             -
       Purchase of securities available for sale ....................             -              -           (227)
       Proceeds from sales of securities available for sale .........             -              -             14
                                                                       ------------   ------------   ------------
           Net cash used in investing activities ....................        (3,500)       (63,263)        (5,972)

Cash Flows From Financing Activities:
       Net increase (decrease) in short-term borrowings .............         9,056           (925)        11,857
       Dividends paid ...............................................       (58,954)       (51,486)       (45,741)
       Net proceeds from issuance of common stock ...................         3,733         16,795          5,100
       Acquisition of treasury stock ................................       (46,128)        (7,922)       (45,162)
                                                                       ------------   ------------   ------------
           Net cash used in financing activities ....................       (92,293)       (43,538)       (73,946)
                                                                       ------------   ------------   ------------

Net (Decrease) Increase in Cash and Cash Equivalents ................          (105)          (175)           179
Cash and Cash Equivalents at Beginning of Year ......................           111            286            107
                                                                       ------------   ------------   ------------
Cash and Cash Equivalents at End of Year ............................  $          6   $        111   $        286
                                                                       ============   ============   ============
    Cash paid during the year for:
      Interest ......................................................  $      1,791   $      3,319   $      3,210
      Income taxes ..................................................        49,621         46,633         40,624

                          Independent Auditors' Report

The Board of Directors
Fulton Financial Corporation:

We have audited the accompanying consolidated balance sheet of Fulton Financial Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations. Those auditors' report, dated January 22, 2002, on those financial statements was unqualified and included an explanatory note that they did not audit the financial statements of Drovers Bancshares Corporation, a company acquired during 2001 in a transaction accounted for as a pooling of interests, as discussed in Note R.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Fulton Financial Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

Lancaster, Pennsylvania
January 20, 2003

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

/s/ Arthur Andersen LLP


Lancaster, Pennsylvania
January 22, 2002



NOTE: This report represents a copy of the predecessor auditor's report included in the Company's Form 10-K for the year ended December 31, 2001 and does not represent a reissuance of the report.

                          Independent Auditor's Report

Board of Directors and Shareholders
Drovers Bancshares Corporation


We have audited the consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows of Drovers Bancshares Corporation and subsidiaries for the year ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Drovers Bancshares Corporation and subsidiaries' operations and cash flows for the year ended December 31, 2000, in conformity with generally accepted accounting principles.


/s/ STAMBAUGH NESS, PC



York, Pennsylvania
January 12, 2001

QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)
(In thousands, except per-share data)

                                                               Three Months Ended
                                           ------------------------------------------------------------
                                              March 31        June 30        Sept. 30        Dec. 31
                                           -------------   -------------  -------------   -------------
FOR THE YEAR 2002
--------------------------------------
Interest income .......................    $     117,799   $     118,887  $     117,156   $     115,446
Interest expense ......................           41,469          39,329         39,318          38,103
                                           -------------   -------------  -------------   -------------
Net interest income ...................           76,330          79,558         77,838          77,343
Provision for loan losses .............            2,780           2,680          4,370           2,070
Other income ..........................           26,683          26,719         31,400          30,981
Other expenses ........................           54,928          56,504         56,573          57,531
                                           -------------   -------------  -------------   -------------
Income before income taxes ............           45,305          47,093         48,295          48,723
Income taxes ..........................           13,075          14,103         14,474          14,816
                                           -------------   -------------  -------------   -------------
Net income ............................    $      32,230   $      32,990  $      33,821   $      33,907
                                           =============   =============  =============   =============
Per-share data:
     Net income (basic) ...............    $        0.31   $        0.32  $        0.33   $        0.33
     Net income (diluted) .............             0.31            0.32           0.33            0.33
     Cash dividends ...................            0.136           0.150          0.150           0.150

FOR THE YEAR 2001
--------------------------------------
Interest income .......................    $     133,333   $     130,590  $     130,128   $     124,629
Interest expense ......................           63,395          59,135         56,625          48,807
                                           -------------   -------------  -------------   -------------
Net interest income ...................           69,938          71,455         73,503          75,822
Provision for loan losses .............            3,179           3,199          5,533           2,674
Other income ..........................           23,130          26,359         27,322          25,933
Other expenses ........................           49,867          51,887         61,897          55,270
                                           -------------   -------------  -------------   -------------
Income before income taxes ............           40,022          42,728         33,395          43,811
Income taxes ..........................           11,771          12,401          9,233          12,962
                                           -------------   -------------  -------------   -------------
Net income ............................    $      28,251   $      30,327  $      24,162   $      30,849
                                           =============   =============  =============   =============
Per-share data:
     Net income (basic) ...............    $        0.27   $        0.29  $        0.23   $        0.30
     Net income (diluted) .............             0.27            0.29           0.23            0.30
     Cash dividends ...................            0.122           0.136          0.136           0.136

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On June 18, 2002 Fulton Financial Corporation dismissed its independent accountants, Arthur Andersen LLP ("Andersen") and appointed KPMG, LLP ("KPMG") as its new independent accountants, each effective that day. On April 16, 2002, the Corporation had announced that it had decided not to renew the engagement of Andersen and would be seeking proposals from independent accountants to audit the Corporation's financial statements for the fiscal year ending December 31, 2002. Andersen continued to provide services to the Corporation following the announcement that its engagement would not be renewed. The decision to engage KPMG was approved by the Board of Directors upon the recommendation of the Corporation's Audit Committee. Andersen's report on the Corporation's 2001 financial statements was dated January 22, 2002, in conjunction with the filing of its Annual Report on Form 10-K for the year ended December 31, 2001.

     During the Corporation's two fiscal years ended December 31, 2001 and 2000, and the subsequent interim period through June 18, 2002, there were no disagreements between the Corporation and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Andersen's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

     None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred during the Corporation's two fiscal years ended December 31, 2001 and 2000 and the subsequent interim period through June 18, 2002.

     The audit reports of Andersen on the consolidated financial statements of the Corporation and subsidiaries as of and for the fiscal years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

     On June 24, 2002, the Corporation filed a Form 8-K with the Securities and Exchange Commission reporting these events. Attached as an exhibit to that Form 8-K was a letter from Andersen indicating that the Corporation had provided Andersen with a copy of the foregoing disclosures, and stating that it had found no basis for disagreement with such statements.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     Incorporated by reference herein is the information appearing under the heading "Information about Nominees and Continuing Directors" on pages 5 through 11 of the 2003 Proxy Statement and under the heading "Executive Officers and Stock Ownership" on page 11 of the 2003 Proxy Statement.

Item 11.  Executive Compensation

     Incorporated by reference herein is the information appearing under the heading "Executive Compensation" on pages 13 through 16 of the 2003 Proxy Statement and under the heading "Compensation of Directors" on page 19 of the 2003 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference herein is the information appearing under the heading "Voting of Shares and Principal Holders Thereof" on page 3 of the 2003 Proxy Statement and under the heading "Information about Nominees and Continuing Directors" on pages 5 through 11 of the 2003 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

     Incorporated by reference herein is the information appearing under the heading "Transactions with Directors and Executive Officers" on page 19 of the 2003 Proxy Statement, and the information appearing in Note D - Loans and Allowance for Loan Losses, of the Notes to Consolidated Financial Statements in
Item 8, "Financial Statements and Supplementary Data".

                                     PART IV

Item 14.  Controls and Procedures

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

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

     1. Financial Statements -- The following consolidated financial statements of Fulton Financial Corporation and subsidiaries are incorporated herein by reference in response to Item 8 above:

         (i)      Consolidated Balance Sheets - December 31, 2002 and 2001.

         (ii) Consolidated Statements of Income - Years ended December 31, 2002, 2001 and 2000.

         (iii) Consolidated Statements of Shareholders' Equity - Years ended December 31, 2002, 2001 and 2000.

         (iv) Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2001 and 2000.

         (v)      Notes to Consolidated Financial Statements

         (vi)     Independent Auditors' Report.

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

         (iv)     Subsidiaries of the Registrant.

         (v)      Consents of Independent Public Accountants.

         (vi) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (vii) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                                FULTON FINANCIAL CORPORATION
                                                (Registrant)

Dated: March 18, 2003                           By:  /s/ Rufus A. Fulton, Jr.
                                                     ---------------------------
                                                         Rufus A. Fulton, Jr.,
                                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Capacity                                Date
---------                                   --------                                ----
/s/  Jeffrey G. Albertson                   Director                                March 18, 2003
---------------------------------------
     Jeffrey G. Albertson, Esq.


/s/  Donald M. Bowman, Jr.                  Director                                March 18, 2003
---------------------------------------
     Donald M. Bowman, Jr.


/s/  Beth Ann L. Chivinski                  Senior Vice President                   March 18, 2003
---------------------------------------     and Controller
     Beth Ann L. Chivinski                  (Principal Accounting Officer)


/s/  Harold D. Chubb                        Director                                March 18, 2003
---------------------------------------
     Harold D. Chubb


/s/  William H. Clark, Jr.                  Director                                March 18, 2003
---------------------------------------
     William H. Clark, Jr., C.P.A.


/s/  Craig A. Dally                         Director                                March 18, 2003
---------------------------------------
     Craig A. Dally, Esq.


/s/  Frederick B. Fichthorn                 Director                                March 18, 2003
---------------------------------------
     Frederick B. Fichthorn


/s/  Patrick J. Freer                       Director                                March 18, 2003
---------------------------------------

     Patrick J. Freer

Signature                                   Capacity                                Date
---------                                   --------                                ----
/s/  Rufus A. Fulton, Jr.                   Chairman, Chief Executive               March 18, 2003
---------------------------------------     Officer and Director
     Rufus A. Fulton, Jr.                   (Principal Executive Officer)


/s/  Eugene H. Gardner                      Director                                March 18, 2003
---------------------------------------
     Eugene H. Gardner


/s/  Robert D. Garner                       Director                                March 18, 2003
---------------------------------------
     Robert D. Garner


_______________________________________     Director
     Charles V. Henry III, Esq.


/s/  J. Robert Hess                         Director                                March 18, 2003
---------------------------------------
     J. Robert Hess


/s/  George W. Hodges                       Director                                March 18, 2003
---------------------------------------
     George W. Hodges


/s/  Carolyn R. Holleran                    Director                                March 18, 2003
---------------------------------------
     Carolyn R. Holleran


/s/  Clyde W. Horst                         Director                                March 18, 2003
---------------------------------------
     Clyde W. Horst


/s/  Samuel H. Jones, Jr.                   Director                                March 18, 2003
---------------------------------------
     Samuel H. Jones, Jr.


/s/  Donald W. Lesher, Jr.                  Director                                March 18, 2003
---------------------------------------
     Donald W. Lesher, Jr.


/s/  Charles J. Nugent                      Senior Executive Vice President and     March 18, 2003
---------------------------------------     Chief Financial Officer
     Charles J. Nugent                      (Principal Financial Officer)


/s/  Joseph J. Mowad                        Director                                March 18, 2003
---------------------------------------
     Joseph J. Mowad, M.D.

_______________________________________     Director
     Stuart H. Raub, Jr.

Signature                                   Capacity                           Date
---------                                   --------                           ----
/s/  Mary Ann Russell                       Director                           March 18, 2003
---------------------------------------
     Mary Ann Russell

/s/  John O. Shirk                          Director                           March 18, 2003
---------------------------------------
     John O. Shirk, Esq.

/s/  R. Scott Smith, Jr.                    President and Chief Operating      March 18, 2003
---------------------------------------     Officer and Director
     R. Scott Smith, Jr.

/s/  James K. Sperry                        Director                           March 18, 2003
---------------------------------------
     James K. Sperry

_______________________________________     Director
     Gary A. Stewart

/s/  Kenneth G. Stoudt                      Director                           March 18, 2003
---------------------------------------
     Kenneth G. Stoudt

                                  CERTIFICATION

I, Rufus A. Fulton, Jr. certify that:

1. I have reviewed this annual report on Form 10-K of Fulton Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date:     March 27, 2003              /s/ Rufus A. Fulton, Jr.
                 --------------------           -------------------------
                                                    Rufus A. Fulton, Jr.
                                                    Chairman and Chief Executive
                                                    Officer

                                  CERTIFICATION

I, Charles J. Nugent, certify that:

1. I have reviewed this annual report on Form 10-K of Fulton Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date:     March 27, 2003                 /s/ Charles J. Nugent
                ---------------------              -----------------------------
                                                       Charles J. Nugent
                                                       Chief Financial Officer

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