Form 10-Q
period 2003-03-31
FULTON FINANCIAL CORP
filed 2003-05-14
CIK 700564

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20459
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 2003, or
                                     --------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ___________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Common Stock, $2.50 Par Value - 105,578,000 shares outstanding as of
      --------------------------------------------------------------------
                                April 30, 2003.
                                ---------------

                          FULTON FINANCIAL CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003

                                      INDEX

Description                                                                     Page
-----------                                                                     ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

(a) Consolidated Balance Sheets -
    March 31, 2003 and December 31, 2002 ......................................    3

(b) Consolidated Statements of Income -
    Three months ended March 31, 2003 and 2002 ................................    4

(c) Consolidated Statements of Shareholders' Equity -
    Three months ended March 31, 2003 and 2002 ................................    5

(d) Consolidated Statements of Cash Flows -
    Three months ended March 31, 2003 and 2002 ................................    6

(e) Notes to Consolidated Financial Statements - March 31, 2003 ...............    7


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ........................   10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ...........   18

Item 4.  Controls and Procedures ..............................................   21


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .....................................   22

Signatures ....................................................................   23

Certifications ................................................................   23

Exhibit Index .................................................................   26

Item 1. Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)

                                                                                                   March 31       December 31
                                                                                                     2003            2002
                                                                                                ------------------------------
ASSETS
------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks ...................................................................     $   348,229    $   314,857
Interest-bearing deposits with other banks ................................................          10,903          7,899
Mortgage loans held for sale ..............................................................          79,956         70,475
Investment securities:
     Held to maturity (Fair value: $32,885 in 2003 and $34,135 in 2002) ...................          31,611         32,684
     Available for sale ...................................................................       2,409,730      2,383,607

Loans, net of unearned income .............................................................       5,289,036      5,317,068
      Less: Allowance for loan losses .....................................................         (71,786)       (71,920)
                                                                                                -----------    -----------
               Net Loans ..................................................................       5,217,250      5,245,148
                                                                                                -----------    -----------

Premises and equipment ....................................................................         121,873        123,450
Accrued interest receivable ...............................................................          40,704         42,675
Goodwill ..................................................................................          61,048         61,048
Other assets ..............................................................................         109,026        105,935
                                                                                                -----------    -----------

               Total Assets ...............................................................     $ 8,430,330    $ 8,387,778
                                                                                                ===========    ===========

LIABILITIES
------------------------------------------------------------------------------------------------------------------------------
Deposits:
      Noninterest-bearing .................................................................     $ 1,238,087    $ 1,118,227
      Interest-bearing ....................................................................       5,106,481      5,127,301
                                                                                                -----------    -----------
               Total Deposits .............................................................       6,344,568      6,245,528
                                                                                                -----------    -----------
Short-term borrowings:
     Securities sold under agreements to repurchase .......................................         325,420        297,556
     Federal funds purchased ..............................................................         180,000        330,000
     Demand notes of U.S. Treasury ........................................................           2,487          4,638
                                                                                                -----------    -----------
               Total Short-Term Borrowings ................................................         507,907        632,194
                                                                                                -----------    -----------

Accrued interest payable ..................................................................          27,046         27,608
Other liabilities .........................................................................         145,980         77,651
Federal Home Loan Bank Advances and long-term debt ........................................         535,210        535,555
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust .......           5,500          5,500
                                                                                                -----------    -----------
               Total Liabilities ..........................................................       7,566,211      7,524,036
                                                                                                -----------    -----------

SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------
Common stock, $2.50 par value, 400 million shares authorized, 109.2 million shares issued..         272,940        259,943
Additional paid-in capital ................................................................         565,042        481,028
Retained earnings .........................................................................          58,948        138,501
Accumulated other comprehensive income ....................................................          27,479         34,801
Treasury stock (3.6 million shares in 2003 and 3.0 million shares in 2002) ................         (60,290)       (50,531)
                                                                                                -----------    -----------
               Total Shareholders' Equity .................................................         864,119        863,742
                                                                                                -----------    -----------

               Total Liabilities and Shareholders' Equity .................................     $ 8,430,330    $ 8,387,778
                                                                                                ===========    ===========

------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per-share data)

                                                                     Three Months Ended
                                                                          March 31
                                                              ---------------------------------
                                                                   2003               2002
                                                              -------------       -------------
INTEREST INCOME
-----------------------------------------------------------------------------------------------
Loans, including fees ....................................    $      85,112       $      94,659
Investment securities:
   Taxable ...............................................           20,734              19,629
   Tax-exempt ............................................            2,520               2,381
   Dividends .............................................            1,148               1,054
Other interest income ....................................              670                  76
                                                              -------------       -------------
             Total Interest Income .......................          110,184             117,799

INTEREST EXPENSE
-----------------------------------------------------------------------------------------------
Deposits .................................................           25,707              33,574
Short-term borrowings ....................................            1,753               1,513
Long-term debt ...........................................            7,086               6,382
                                                              -------------       -------------
             Total Interest Expense ......................           34,546              41,469
                                                              -------------       -------------
             Net Interest Income .........................           75,638              76,330
PROVISION FOR LOAN LOSSES                                             2,835               2,780
                                                              -------------       -------------
             Net Interest Income After
               Provision for Loan Losses .................           72,803              73,550
                                                              -------------       -------------
OTHER INCOME
-----------------------------------------------------------------------------------------------
Investment management and trust services .................            8,343               7,160
Service charges on deposit accounts ......................            9,216               8,784
Other service charges and fees ...........................            4,586               4,105
Mortgage banking income ..................................            5,951               3,282
Investment securities gains ..............................            2,229               1,398
Other ....................................................            1,340               1,954
                                                              -------------       -------------
             Total Other Income ..........................           31,665              26,683
                                                              -------------       -------------
OTHER EXPENSES
-----------------------------------------------------------------------------------------------
Salaries and employee benefits ...........................           33,320              31,047
Net occupancy expense ....................................            5,080               4,292
Equipment expense ........................................            2,680               2,799
Data processing ..........................................            2,864               3,213
Advertising ..............................................            1,232               1,793
Intangible amortization ..................................              359                 359
Other ....................................................           10,347              11,425
                                                              -------------       -------------
             Total Other Expenses ........................           55,882              54,928
                                                              -------------       -------------
             Income Before Income Taxes ..................           48,586              45,305
INCOME TAXES                                                         14,543              13,075
                                                              -------------       -------------
             Net Income ..................................    $      34,043       $      32,230
                                                              =============       =============

PER-SHARE DATA:
-----------------------------------------------------------------------------------------------
Net income (basic) .......................................    $        0.32       $        0.30
Net income (diluted) .....................................             0.32                0.30
Cash dividends ...........................................            0.143               0.130
-----------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)

                                                                                                Accumulated
                                                                                                   Other
                                          Number of                  Additional                  Comprehen-
                                           Shares         Common       Paid-In     Retained     sive Income    Treasury
                                         Outstanding      Stock        Capital     Earnings        (Loss)        Stock        Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002             106,162,000   $  259,943   $  481,028   $  138,501    $     34,801    $ (50,531) $ 863,742
  Comprehensive Income:
  Net income                                                                         34,043                                  34,043
  Other - net unrealized loss
    on securities (net of $3.2
     million tax benefit)                                                                            (5,873)                 (5,873)
  Less - reclassification
   adjustment for gains
    included in net income (net
     of $780,000 tax expense)                                                                        (1,449)                 (1,449)
                                                                                                                          ---------
         Total comprehensive income                                                                                          26,721
                                                                                                                          ---------
  Stock dividend - 5%                                      12,997       85,470      (98,467)                                      -
  Stock issued                               192,000                    (1,456)                                    3,246      1,790
  Acquisition of treasury stock             (756,000)                                                            (13,005)   (13,005)
  Cash dividends - $0.143 per share                                                 (15,129)                                (15,129)
                                         -------------------------------------------------------------------------------------------

Balance at March 31, 2003                105,598,000   $  272,940   $  565,042   $   58,948    $     27,479    $ (60,290) $ 864,119
                                         ===========    =========    =========   ==========    ============    ========== =========

Balance at December 31, 2001             108,429,000   $  207,962   $  536,235   $   65,649    $     12,970    $ (11,362) $ 811,454
  Comprehensive Income:
    Net income                                                                       32,230                                  32,230
    Other - unrealized gain on
     securities (net of $838,000 tax
      expense)                                                                                        1,557                   1,557
    Less - reclassification
     adjustment for gains
      included in net income (net
       of $489,000 tax expense)                                                                        (909)                   (909)
                                                                                                                          ----------
         Total comprehensive income                                                                                          32,878
                                                                                                                          ----------
  Stock issued                               221,000                     (2,011)                                   3,491      1,480
  Stock split paid in the form of a
    25% stock dividend                                      51,981      (51,981)                                                  -
  Acquisition of treasury stock             (350,000)                                                             (6,068)    (6,068)
  Cash dividends - $0.130 per share                                                 (14,045)                                (14,045)
                                         -------------------------------------------------------------------------------------------
Balance at March 31, 2002                108,300,000   $   259,943   $  482,243  $   83,834   $     13,618     $ (13,939) $ 825,699
                                         ===========   ===========   ==========  ===========    ===========    =========  ==========
------------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(In thousands)

                                                                                        Three Months Ended
                                                                                             March 31
                                                                                 -------------------------------
                                                                                      2003              2002
                                                                                 ---------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income ..............................................................  $      34,043     $      32,230

      Adjustments to reconcile net income to net cash provided by operating activities:
           Provision for loan losses ..........................................          2,835             2,780
           Depreciation and amortization of premises and equipment ............          3,115             3,148
           Net amortization of investment security premiums ...................          4,108               247
           Investment security gains ..........................................         (2,229)           (1,398)
           Net increase in mortgage loans held for sale .......................         (9,481)          (13,606)
           Amortization of intangible assets ..................................            359               359
           Decrease in accrued interest receivable ............................          1,971             2,233
           Decrease in other assets ...........................................            492                26
           Decrease in accrued interest payable ...............................           (562)           (3,700)
           Increase in other liabilities ......................................          7,813             3,322
                                                                                 -------------     -------------
                Total adjustments .............................................          8,421            (6,589)
                                                                                 -------------     -------------
                Net cash provided by operating activities .....................         42,464            25,641
                                                                                 -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of securities available for sale ....................        277,424            10,555
      Proceeds from maturities of securities held to maturity .................          6,024             5,442
      Proceeds from maturities of securities available for sale ...............        350,982           141,734
      Purchase of securities held to maturity .................................         (4,969)           (1,469)
      Purchase of securities available for sale ...............................       (607,081)         (281,783)
      (Increase) decrease in short-term investments ...........................         (3,004)            2,512
      Net decrease in loans ...................................................         25,061             4,587
      Net purchase of premises and equipment ..................................         (1,538)           (2,181)
                                                                                 -------------     -------------
                Net cash provided by (used in) investing activities ...........         42,899          (120,603)
                                                                                 -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in demand and savings deposits .............................        155,011            40,109
      Net decrease in time deposits ...........................................        (55,971)           83,138)
      Decrease in long-term debt ..............................................           (345)           (5,420)
      (Decrease) increase in short-term borrowings ............................       (124,287)           61,992
      Dividends paid ..........................................................        (15,184)          (14,042)
      Net proceeds from issuance of common stock ..............................          1,790             1,480
      Acquisition of treasury stock ...........................................        (13,005)           (6,068)
                                                                                 -------------     -------------
                Net cash used in financing activities .........................        (51,991)           (5,087)
                                                                                 -------------     -------------
      Net Increase (Decrease) in Cash and Due From Banks ......................         33,372          (100,049)
      Cash and Due From Banks at Beginning of Period ..........................        314,857           356,539
                                                                                 -------------     -------------
      Cash and Due From Banks at End of Period ................................  $     348,229     $     256,490
                                                                                 =============     =============
      Supplemental Disclosures of Cash Flow Information
      Cash paid during the period for:
           Interest ...........................................................  $      35,108     $      45,169
           Income taxes .......................................................            955             1,492
----------------------------------------------------------------------------------------------------------------

      See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

                                                                 Three months ended
                                                                      March 31
                                                             -----------------------------
                                                                2003              2002
                                                             ------------      -----------
                                                                     (in thousands)
Weighted average shares outstanding (basic) ...............       105,922          108,339
Impact of common stock equivalents ........................           713              740
                                                             ------------      -----------
Weighted average shares outstanding (diluted) .............       106,635          109,079
                                                             ============      ===========

NOTE C - Stock Dividend

The Corporation declared a 5% stock dividend on April 15, 2003 which will be paid on May 23, 2003 to shareholders of record on April 30, 2003. All share and per-share information has been restated to reflect the impact of this stock dividend. In addition, shareholders' equity accounts have been adjusted to reflect the impact of the dividend, assuming 5.2 million shares will be issued on the payment date.

NOTE D - Disclosures about Segments of an Enterprise and Related Information

The Corporation does not have any operating segments which require disclosure of additional information. While the Corporation owns ten separate banks, each engages in similar activities, provides similar products and services, and operates in the same general geographical area. The Corporation's non-banking activities are immaterial and, therefore, separate information has not been disclosed.

NOTE E - Goodwill and Intangible Assets

 In October, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 147 "Acquisitions of Certain Financial Institutions" (Statement
147). Statement 147 changed the accounting for certain branch acquisitions to allow the purchase price paid in excess of net assets acquired to be accounted for as goodwill. Per Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets", goodwill is not amortized, but is tested at least annually for impairment. Adoption of Statement 147 resulted in the restatement of results for the first quarter of 2002. The following table summarizes the results of this restatement (in thousands, except per share amounts):

                                                                       2002
                                                                    ----------

     Net income, originally reported ...........................    $   32,089
     Amortization of goodwill, net of taxes ....................           141
                                                                    ----------
     Net income, as restated ...................................    $   32,230
                                                                    ==========

     Basic net income per share, originally reported (1) .......    $     0.30
     Amortization of goodwill, net of taxes ....................             -
                                                                    ----------
     Basic net income per share, as restated ...................    $     0.30
                                                                    ==========
     Diluted net income per share, originally reported (1) .....    $     0.29
     Amortization of goodwill, net of taxes ....................             -
                                                                    ----------
     Diluted net income per share, as adjusted (2) .............    $     0.30
                                                                    ==========

     (1) As restated for the impact of stock dividends and splits.
     (2) Amount does not sum due to rounding.

In prior filings, goodwill and intangible assets were combined for presentation purposes in the consolidated balance sheets. Goodwill is now presented as a separate line item and intangible assets totaling $10.9 million in 2003 and $11.2 million in 2002 are included with other assets.

NOTE F - Pending Acquisition

On January 16, 2003, the Corporation entered into a merger agreement to acquire Premier Bancorp, Inc. (Premier), of Doylestown, Pennsylvania. Premier is a $600 million financial holding company whose primary subsidiary is Premier Bank, which operates seven community banking offices in Bucks, Northampton and Montgomery Counties, Pennsylvania.

Under the terms of the merger agreement, each of the approximately 3.5 million shares of Premier's common stock will be exchanged for 1.407 shares (restated to reflect the impact of the 5% stock dividend discussed in Note C) of the Corporation's common stock. In addition, each of the options to acquire Premier's stock will be converted to options to purchase the Corporation's stock. The acquisition is subject to approval by bank regulatory authorities and Premier's shareholders, and is expected to be completed in the third quarter of 2003. As a result of the acquisition, Premier will be merged into the Corporation and Premier Bank will become a wholly-owned subsidiary.

The acquisition will be accounted for as a purchase. Purchase accounting requires the Corporation to allocate the total purchase price of the acquisition to the assets acquired and liabilities assumed, based on their respective fair values at the acquisition date, with any remaining acquisition cost being recorded as goodwill. Resulting goodwill balances are then subject to an impairment review on at least an annual basis. The results of Premier's operations will be included in the Corporation's financial statements prospectively from the date of the acquisition.

The total purchase price is estimated to be approximately $90 million, which includes the value of the Corporation's stock to be issued, Premier options to be converted and certain acquisition related costs. The net assets of Premier as of December 31, 2002 were $38.4 million and accordingly, the purchase price exceeds the carrying value of the net assets by 51.6 million as of this date. The total purchase price will be allocated to the net assets acquired as of the merger effective date, based on fair market values at that date. The Corporation expects to record a core deposit intangible asset and goodwill as a result of the acquisition accounting.

NOTE G - Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and

Disclosure" (Statement 148). Statement 148 clarifies the accounting for options issued in prior periods when a company elects to transition from Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) accounting to Statement 123, "Accounting for Stock-Based Compensation" (Statement 123) accounting. It also requires additional disclosures with respect to accounting for stock-based compensation. Finally, Statement No. 148 amends Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information.

The Corporation has elected to continue application of APB 25 and related interpretations in accounting for its stock-based employee compensation plans and, accordingly, no compensation expense is reflected in net income. The Corporation did not grant any stock options during the first quarter of 2003 or 2002. As such, had stock-based compensation expense been recognized using the fair value method consistent with Statements 123 and 148, there would have been no impact on net income or net income per share for these periods.

NOTE H - Reclassifications

Certain amounts in the 2002 consolidated financial statements and notes have been reclassified to conform to the 2003 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) concerns Fulton Financial Corporation (the Corporation), a financial holding company incorporated under the laws of the Commonwealth of Pennsylvania in 1982, and its wholly-owned subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and other financial information presented in this report.

FORWARD LOOKING STATEMENTS

The Corporation has made, and may continue to make, certain forward-looking statements with respect to its management of net interest income and margin, the ability to realize gains on equity investments, allowance and provision for loan losses, expected levels of certain non-interest expenses and the liquidity position of the Corporation and Parent Company. The Corporation cautions that these forward-looking statements are subject to various assumptions, risks and uncertainties. Because of the possibility of changes in these assumptions, risks and uncertainties, actual results could differ materially from forward-looking statements.

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

RESULTS OF OPERATIONS

Quarter ended March 31, 2003 versus Quarter ended March 31, 2002

Fulton Financial Corporation's net income for the first quarter of 2003 increased $1.8 million, or 5.6%, in comparison to net income for the first quarter of 2002. Diluted net income per share increased $0.02, or 6.7%, compared to 2002. The increase from 2002 resulted from an increase in other income offset by a decrease in net interest income, increases in expenses and a higher loan loss provision.

Net Interest Income

Net interest income decreased $692,000, from $76.3 million in 2002 to $75.6 million in 2003. This decrease was due to continued low interest rates and slow overall loan growth. The Corporation's average prime lending rate decreased from 4.75% in the first quarter of 2002 to 4.25% in the first quarter of 2003 as a result of the FRB reducing short-term interest rates in November, 2002. This reduction in an already low interest rate environment negatively impacted the Corporation's net interest margin as average yields on earning-assets decreased faster than the average cost of deposits.

The average yield on earning assets decreased 93 basis points (a 13.9 % decline) during the period while the cost of interest-bearing liabilities decreased 70 basis points (a 17.5% decline). This resulted in a 38 basis point decrease in net interest margin compared to the same period in 2002. The Corporation continues to manage its asset/liability position and interest rate risk through the methods discussed in the "Market Risk" section of this document.

The following table provides a comparative average balance sheet and net interest income analysis for the first quarter of 2003 as compared to the same period in 2002. All dollar amounts are in thousands.

                                             Quarter Ended March 31, 2003             Quarter Ended March 31, 2002
                                        --------------------------------------   -------------------------------------
                                           Average                    Yield/        Average                    Yield/
ASSETS                                     Balance      Interest     Rate (1)       Balance      Interest     Rate (1)
--------------------------------------  ------------  ------------  ----------   ------------  ------------  ---------
Interest-earning assets:
  Loans and leases ...................   $5,346,978   $    85,112     6.46%       $5,389,770    $   94,659      7.12%
  Taxable investment securities ......    1,959,036        20,734     4.29         1,398,133        19,629      5.69
  Tax-exempt investment securities ...      241,180         2,520     4.24           219,671         2,381      4.40
  Equity securities ..................      133,300         1,148     3.49           103,018         1,054      4.15
  Short-term investments .............       54,995           670     4.94            13,972            76      2.21
                                         ----------   -----------   ------        ----------    ----------    ------
Total interest-earning assets ........    7,735,489       110,184     5.78%        7,124,564       117,799      6.71%
Noninterest-earning assets:
  Cash and due from banks ............      257,555                                  244,949
  Premises and equipment .............      123,372                                  123,220
  Other assets .......................      238,132                                  227,330
  Less: Allowance for loan losses ....      (72,972)                                 (72,441)
                                         ----------                               ----------
          Total Assets ...............    8,281,576                               $7,647,622
                                         ==========                               ==========

                                             Quarter Ended March 31, 2003             Quarter Ended March 31, 2002
                                        --------------------------------------   -------------------------------------
                                           Average                    Yield/        Average                    Yield/
LIABILITIES AND EQUITY                     Balance      Interest     Rate (1)       Balance      Interest     Rate (1)
--------------------------------------  ------------  ------------  ----------   ------------  ------------  ---------
Interest-bearing liabilities:
  Demand deposits ....................   $1,049,624   $     1,623     0.63%       $  820,944    $    1,275      0.63%
  Savings deposits ...................    1,535,872         2,879     0.76         1,455,128         4,114      1.15
  Time deposits ......................    2,512,211        21,205     3.42         2,604,909        28,185      4.39
  Short-term borrowings ..............      611,447         1,753     1.16           385,296         1,513      1.59
  Long-term debt .....................      540,906         7,086     5.31           463,706         6,382      5.58
                                         ----------   -----------   ------        ----------    ----------    ------
Total interest-bearing liabilities ...    6,250,060        34,546     2.24%        5,729,983        41,469      2.94%
Noninterest-bearing liabilities:
  Demand deposits ....................    1,071,184                                1,000,248
  Other ..............................       95,690                                  103,531
                                         ----------                               ----------
          Total Liabilities ..........    7,416,934                                6,833,762
Shareholders' equity .................      864,642                                  813,860
                                         ----------                               ----------
          Total Liabilities and
            Shareholders' Equity .....   $8,281,576                               $7,647,622
                                         ==========                               ==========
Net interest income ..................                $    75,638                               $   76,330
                                                      ===========                               ==========
Net interest margin (FTE) ............                                4.06%                                     4.44%
                                                                    ======                                   =======

(1) Yields on tax-exempt securities are not fully taxable equivalent (FTE).

The following table summarizes the changes in interest income and expense due to changes in average balances (volume) and changes in rates.

                                                         2003 vs. 2002
                                                   Increase (decrease) due
                                                         To change in
                                                 Volume       Rate        Net
                                               ---------- ----------- ----------
                                                        (in thousands)
      Interest income on:
        Loans and leases ...................... $   (777)  $  (8,770)  $ (9,547)
        Taxable investment securities .........    9,943      (8,838)     1,105
        Tax-exempt investment securities ......      244        (105)       139
        Equity securities .....................     (320)        414         94
        Short-term investments ................      234         360        594
                                                --------   ---------   --------
          Total interest-earning assets ....... $  9,324   $ (16,939)  $ (7,615)
                                                ========   =========   ========
      Interest expense on:
        Demand deposits ....................... $    378   $     (30)  $    348
        Savings deposits ......................      242      (1,477)    (1,235)
        Time deposits .........................   (1,053)     (5,927)    (6,980)
        Short-term borrowings .................      917        (677)       240
        Long-term debt ........................    1,107        (403)       704
                                                --------   ---------   --------
          Total interest-bearing liabilities .. $  1,591   $  (8,514)  $ (6,923)
                                                ========   =========   ========

Interest income decreased $7.6 million, or 6.5%, mainly as a result of the 93 basis point decrease in average yields on earning assets, which accounted for a $16.9 million decline in interest income. This decrease was partially offset by an increase in interest income due to growth in average balances, mainly in taxable investment securities. The interest income increase attributable to volume was $9.3 million.

The decrease in the average yield on earning assets from the first quarter of 2002 was mainly due to several factors. First was the general decrease in interest rates as a result of the previously mentioned actions of the Federal Reserve Board. Second, an approximately $646 million change in the mix of the loan portfolio from fixed rate to floating rate loans occurred which trended the Corporation toward greater asset sensitivity to interest-rate changes. Finally, investment securities - which generally have lower yields than loans - became a larger component of total average earning assets.

The Corporation's average loan portfolio decreased $42.8 million as increases in commercial mortgages ($108.6 million, or 7.4%) and commercial loans ($161.8 million, or 10.5%) were more than offset by decreases in consumer loans ($84.6 million, or 14.0%) and residential mortgages ($250.9 million, or 17.6%). Residential mortgages continued to decline as low mortgage rates fueled refinance activity and most qualifying originated fixed rate mortgages were sold in the secondary market. In addition, in August 2002 the Corporation sold approximately $96 million of existing residential mortgages for balance sheet management purposes. Consumer loans decreased due to payoffs as consumer debt was refinanced with mortgages and the Corporation electing not to compete with manufacturer-sponsored automobile loan rate incentives.

Average investment securities increased $612.7 million, or 35.6%, as the growth in deposits and borrowings exceeded loan growth. The Corporation used the excess funds to purchase investment securities, particularly mortgage-backed securities, which grew $583.7 million, or 47.0%. The average yield on investment securities declined 120 basis points from 5.44% in 2002 to 4.24% in 2003.

Interest expense decreased $6.9 million, or 16.7%, mainly due to the decline in interest rates. Interest bearing demand and savings deposits increased $309.4 million, or 13.6%, while time deposits decreased

$92.7 million, or 3.6%. This change in the deposit mix reflects the depositors' reluctance to reinvest maturing time deposits at the current low rates. Short-term borrowings increased $226.2 million, or 58.7%, and long-term debt increased $77.2 million, or 17.0%. The net $520.1 million, or 9.1%, increase in average interest-bearing liabilities resulted in only a $1.6 million increase in interest expense due to the change in the composition of these liabilities. The 70 basis point decline in the average cost of interest-bearing funds resulted in an $8.5 million decrease in interest expense.

The increase in average short-term borrowings was realized mainly in Federal funds purchased, which were used to reduce interest rate sensitivity to the previously mentioned change in the loan mix from fixed to floating rates. Long-term debt increased $77.2 million, or 16.6%, from the same period in 2002. The Corporation locked in longer term funding rates through the use of advances from the Federal Home Loan Bank (FHLB) in order to take advantage of the low interest rate environment.

Provision and Allowance for Loan Losses

The following table summarizes loans outstanding (including unearned income) as of the dates shown:

                                                  March 31    December 31     March 31
                                                    2003         2002           2002
                                                -----------   -----------   -----------
                                                            (in thousands)
    Commercial, financial and agricultural ..   $ 1,710,323   $ 1,679,100   $ 1,548,492
    Real estate - construction ..............       241,861       248,565       248,109
    Real estate - residential mortgage ......     1,170,664     1,244,781     1,421,517
    Real estate - commercial mortgage .......     1,570,509     1,527,144     1,461,896
    Consumer                                        521,281       543,040       605,898
    Leasing and other .......................        74,398        74,438        79,952
                                                -----------   -----------   -----------
      Total Loans ...........................   $ 5,289,036   $ 5,317,068   $ 5,365,864
                                                ===========   ===========   ===========

The following table summarizes the activity in the Corporation's allowance for loan losses:

                                                                        Three Months Ended
                                                                             March 31
                                                                     ------------------------
                                                                         2003         2002
                                                                     -----------   ----------
                                                                      (dollars in thousands)
Loans outstanding at end of period (net of unearned) .............   $5,289,036    $5,365,864
                                                                     ==========    ==========
Daily average balance of loans and leases ........................   $5,346,978    $5,389,770
                                                                     ==========    ==========

Balance at beginning of period ...................................   $   71,920    $   71,872

Loans charged-off:
    Commercial, financial and agricultural .......................        1,809           805
    Real estate - mortgage .......................................          644           810
    Consumer .....................................................        1,336         1,724
    Leasing and other ............................................          160           189
                                                                     ----------    ----------
    Total loans charged-off ......................................        3,949         3,528
                                                                     ----------    ----------

Recoveries of loans previously charged-off:
    Commercial, financial and agricultural .......................          310           378
    Real estate - mortgage .......................................          215            38
    Consumer .....................................................          443           542
    Leasing and other ............................................           12             1
                                                                     ----------    ----------
    Total recoveries .............................................          980           959
                                                                     ----------    ----------

Net loans charged-off ............................................        2,969         2,569

Provision for loan losses ........................................        2,835         2,780
                                                                     ----------    ----------

Balance at end of period .........................................   $   71,786    $   72,083
                                                                     ==========    ==========

Net charge-offs to average loans (annualized) ....................         0.22%         0.19%
                                                                     ==========    ==========
Allowance for loan losses to loans outstanding ...................         1.36%         1.34%
                                                                     ==========    ==========

The following table summarizes the Corporation's non-performing assets as of the indicated dates.

                                              March 31     Dec. 31      March 31
(Dollars in thousands)                          2003         2002         2002
                                              --------     -------      --------

Non-accrual loans .......................     $25,686      $24,090      $22,054
Loans 90 days past due and accruing .....      10,676       14,095       10,870
Other real estate owned (OREO) ..........         757          938        1,718
                                              -------      -------      -------
Total non-performing assets .............     $37,119      $39,123      $34,642
                                              =======      =======      =======

Non-accrual loans/Total loans ...........        0.49%        0.45%        0.61%
Non-performing assets/Total assets ......        0.44%        0.47%        0.44%
Allowance/Non-performing loans ..........         197%         188%         219%


The provision for loan losses for the first quarter of 2003 totaled $2.8 million, an increase of $55,000, or 2.0%, from the same period in 2002. Net charge-offs totaled $3.0 million, or 0.22% of average loans on an annualized basis, during the first quarter of 2003, a $400,000, or 15.6%, increase from the $2.6 million, or 0.19%, in net charge-offs for the first quarter of 2002. Non-performing assets increased to $37.1 million, or 0.44% of total assets, at March 31, 2003, from $34.6 million, or 0.44% of total assets, at March 31, 2002.

The provision for loan losses resulted from the Corporation's allowance allocation procedures. Trends that would indicate the need for a higher provision include the general national and regional economies and the continued growth in the Corporation's commercial loan and commercial mortgage portfolios, which are inherently more risky. Despite these factors, the Corporation's asset quality measures have remained consistent over the past several years. The net result of the Corporation's allowance allocation procedures was a provision for loan losses that was essentially unchanged from 2002 and was comparable to total net charge-offs for the quarter.

Management believes that the allowance balance of $71.8 million at March 31, 2003 is sufficient to cover losses inherent in the loan portfolio on that date and is appropriate based on applicable accounting standards.

Other Income

Other income for the quarter ended March 31, 2003 was $31.7 million, an increase of $5.0 million, or 18.7%, over the comparable period in 2002. Excluding investment securities gains, which increased from $1.4 million in 2002 to $2.2 million in 2003, other income increased $4.1 million, or 16.4%.

The most significant increase was realized in mortgage banking income, which increased $2.7 million, or 44.8%, to $6.0 million. The Corporation has devoted additional resources to mortgage banking activities to provide enhanced mortgage lending services throughout its geographic markets. In addition, the national monthly average for fixed rate mortgage loans decreased 114 basis points from 7.10% in the first quarter of 2002 to 5.96% in the first quarter of 2003. These factors resulted in an increase in mortgage loan originations of $75.4 million for a total of $258.8 million in 2003 as compared to $183.4 million in 2002. In order to limit interest rate risk, the Corporation generally sells the qualifying fixed rate mortgage loans it originates, resulting in gains.

Investment management and trust services income increased $1.2 million, or 16.5%, mainly due to brokerage services as fixed-rate annuities have become popular in the current rate and economic environment. Service charges on deposit accounts increased $432,000, or 4.9%, mainly due to growth in transaction accounts, such as savings and demand deposits. Other service charges and fees increased $481,000, or 11.7%, as the scope and penetration of the Corporation's other services continued to expand.

Income from debit card transactions increased $111,000, or 9.9%, to $1.2 million for the first quarter of 2003 due to an increase in purchase volumes. In response to recent legal settlements between VISA and MasterCard and a third party, the earnings rate paid by these companies on debit card purchase volumes is expected to decrease by at least one third from August 1, 2003 through the end of 2003. Due to uncertainties created by the terms of these settlements, the impact on debit card income for the Corporation beyond 2003 cannot reasonably be projected.


Investment securities gains increased $831,000, or 59.4%. Investment securities gains during the first quarter of 2003 consisted of realized gains of $2.2 million of net gains on the sale of equity securities and $3.2 million on the sale of available for sale debt securities. These gains were offset by $3.2 million of losses recognized for equity securities exhibiting other than temporary impairment.

Other Expenses

Total other expenses for the first quarter of 2003 were $55.9 million, representing an increase of $954,000, or 1.7%, from 2002. The increase was due to a $2.2 million, or 7.3%, increase in salaries and benefits, and an increase in occupancy expenses of $788,000, or 18.4%. Partially offsetting these increases was a decrease in equipment expense of $119,000, or 4.3%, a decrease in data processing expense of $349,000, or 10.9%, a decrease in advertising expense of $561,000, or 31.3%, and a decrease in other expense of $1.1 million, or 9.4%.

Salaries and employee benefits increased $2.2 million, or 7.3%, in comparison to the first quarter of 2002. The salary expense component increased $1.6 million, or 6.6%, driven by normal salary increases for existing employees as well an increase in commissions paid in mortgage banking and trust services. The employee benefits component of the expense increased $281,000, or 5.3%, due mainly to rising retirement plan expenses.

Net occupancy expense increased $788,000, or 18.4%, over the same period in 2002, mainly due to the particularly harsh winter in the Corporation's geographic locations which drove up the cost of snow removal and utilities expenses over the same period in 2002. The remaining increase was due to general increases in rental costs and real estate taxes. Equipment expense decreased $119,000, or 4.3%, due to a reduction in depreciation expense as certain equipment became fully depreciated during 2002.

The 10.9% decrease in data processing expense was due to favorable renegotiations of certain contracts for data processing services. Advertising expense decreased $561,000, or 31.3%, mainly due to a significant branding campaign at the Corporation's lead bank in 2002. Other expense decreased $1.1 million, or 9.4%, to $10.3 million in 2003.

Income Taxes

Income tax expense for the first quarter of 2002 was $14.5 million, a $1.5 million, or 11.2%, increase from $13.1 million in 2002. The Corporation's effective tax rate was approximately 29.9% in 2003 as compared to 28.9% in 2002. The effective rate is lower than the federal statutory rate of 35% due mainly to investments in tax-free municipal securities and federal tax credits from investments in low and moderate income housing partnerships.

FINANCIAL CONDITION

Total assets of the Corporation at March 31, 2003 remained almost unchanged from December 31, 2002 at $8.4 billion. Loans outstanding, net of unearned income, decreased $28.0 million, or 0.1%, during the period. Commercial loans and commercial mortgages increased $74.6 million, or 2.3%, offset by a decrease in residential mortgages ($74.1 million, or 6.0%) as a result of refinance activity. In addition, consumer loans and leases declined $21.8 million, or 3.5%.

Cash and due from banks increased $33.4 million, or 10.6%, during the period. Due to the nature of these accounts, normal daily balances can fluctuate up or down in the normal course of business. On a monthly average balance basis, cash and due from banks increased $10.7 million, or 4.1%. Investment securities increased $58.1 million, or 2.4%, as securities purchases of $672.9 million exceeded proceeds from maturities and sales of $632.9 million.

Deposits increased $99.0 million, or 1.6%, from December 31, 2002. In addition to this slight increase, a change in the mix also occurred. Savings deposits and demand deposits increased by $122.3 million and $32.7 million, respectively, while time deposits decreased $56.0 million. This reflects a continuing sentiment in the financial community that interest rates will start to rise in the future, leaving consumers reluctant to reinvest maturing time deposits at the current lower rates.

Short-term borrowings, which consist mainly of Federal funds purchased and customer cash management accounts, decreased $124.3 million, or 19.7%, during the first quarter of 2003. Federal funds purchased decreased $150.0 million, or 45.5%, while customer cash management accounts increased $27.9 million, or 9.4%. Federal funds purchased decreased as a result of the increase in deposits exceeding the demand for loans. Long-term debt decreased slightly by $345,000, or 1.0%, as a result of maturing Federal Home Loan Bank advances.

Other liabilities increased $68.3 million, or 88.0%, mainly due to $60.1 million of investment securities which were purchased in March, but not yet settled at March 31, 2003.

Capital Resources

Total shareholders' equity increased only $377,000 during the first three months of 2003. Increases due to net income of $34.0 million and $1.8 million in issuances of stock, were offset by $15.1 million in cash dividends to shareholders, $13.0 million of stock repurchases and $7.3 million in unrealized losses on securities.

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

As of March 31, 2003, the Corporation and each of its subsidiaries met the minimum capital requirements. In addition, the Corporation and each of its subsidiaries' capital ratios exceeded the amounts required to be considered "well-capitalized" as defined in the regulations.

On January 15, 2002, the Board of Directors approved a plan to repurchase up to
3.3 million shares of the Corporation's common stock through June 30, 2002 (the plan was subsequently extended to December 31, 2002). Stock repurchased was added to the Corporate treasury to be used for general corporate purposes. During the first quarter of 2002, the Corporation repurchased 350,000 shares under these plans.

On December 17, 2002, the Board of Directors approved a program to repurchase up to 3.2 million shares through June 30, 2003. During the first quarter of 2003, the Corporation repurchased 756,000 shares under the current plan.

Liquidity

The Corporation must maintain a sufficient level of liquid assets to meet the cash needs of its customers, who, as depositors, may want to withdraw funds or who, as borrowers, need credit availability. Liquidity is provided through scheduled and unscheduled principal and interest payments on outstanding loans and investments and through the availability of deposits and borrowings. In addition, the Corporation can borrow on a secured basis from the Federal Home Loan Bank to meet short-term liquidity needs.

The Corporation's sources and uses of cash were discussed in general terms in the net interest income section of Management's Discussion. The Consolidated Statements of Cash Flows provides additional information. The Corporation generated $42.5 million in cash from operating activities during the first quarter of 2003, mainly due to net income. Investing activities resulted in a net cash inflow of $42.9 million, compared to a net cash outflow of $120.6 million in 2002, as prepayments of loans and mortgage-backed securities exceeded originations and purchases. Finally, financing activities resulted in a net outflow of $52.0 million as excess funds were used to pay down borrowings.

Liquidity must also be managed at the Fulton Financial Corporation Parent Company level. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from subsidiary banks to the Parent Company in the form of loans and dividends. Generally, these limitations are based on the subsidiary banks' regulatory capital levels and their net income. The Parent Company has historically been able to meet its cash needs through normal, allowable dividends and loans. If additional cash needs arise that cannot be met through dividends and loans, the Parent Company may need to investigate alternative liquidity sources, including stock or debt issuances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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


Equity Market Price Risk

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation's equity investments consist primarily of common stocks of publicly traded financial institutions (cost basis of approximately $79.3 million and fair value of $85.0 million at March 31,
2003). The Corporation's financial institutions stock portfolio had gross unrealized gains of approximately $10.7 million at March 31, 2003.

Although the carrying value of equity investments accounted for less than 1.0% of the Corporation's total assets, the unrealized gains on the portfolio represent a potential source of revenue. The Corporation has a history of periodically realizing gains from this portfolio and, if values were to decline significantly, this revenue source could be lost.

Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the companies. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation's equity securities are classified as trading. Future cash flows from these investments are not provided in the table on page 19 as such investments do not have maturity dates.

Certain of the Corporation's equity investments have shown negative returns in tandem with the general performance of equity markets. The Corporation has evaluated, based on current accounting guidance, whether the decreases in value of any of these investments constitute "other than temporary" impairment which would require a write-down through a charge to earnings. During the first quarter of 2003 the Corporation recorded a pre-tax charge of $3.2 million for specific equity securities which were determined to have "other than temporary" impairment in value. If the market values of certain equity securities do not improve over the next twelve months, additional impairment charges could be deemed necessary.

In addition to its equity portfolio, the Corporation's investment management and trust services revenue could be impacted by fluctuations in the securities markets. A portion of the Corporation's trust revenue is based on the value of the underlying investment portfolios. If securities markets contract, the Corporation's revenue could be negatively impacted. In addition, the ability of the Corporation to sell its equities brokerage services is dependent, in part, upon consumers' level of confidence in the outlook for rising securities prices.

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

                                                                    Expected Maturity Period
                                  --------------------------------------------------------------------------------------------
                                       2003             2004            2005           2006           2007           Beyond
                                  -------------    -------------    -----------    -----------    -----------    -------------
Fixed rate loans (1) ............ $     870,933    $     636,549    $   432,918    $   301,625    $   192,857    $     425,137
    Average rate ................          7.04%            7.26%          7.21%          7.24%          7.17%            7.41%
Floating rate loans (1) .........       872,668          272,234        213,206        176,737        135,094          759,078
    Average rate ................          5.21%            5.51%          5.54%          5.57%          4.76%            4.55%

Fixed rate investments (2) ......     1,024,477          342,253        140,256        156,834        134,938          460,370
    Average rate ................          4.77%            4.79%          4.53%          4.42%          4.38%            3.92%
Floating rate investments (2) ...         1,000                -              -              -              -            7,942
    Average rate ................          7.55%               -              -              -              -             3.48%

Other interest-earning assets ...        90,859                -              -              -              -                -
    Average rate ................          5.78%               -              -              -              -                -
                                  -------------    -------------    -----------    -----------    -----------    -------------
Total ........................... $   2,859,937    $   1,251,036    $   786,380    $   635,196    $   462,889    $   1,652,527
    Average rate ................          5.63%            6.20%          6.28%          6.08%          5.65%            5.11%
                                  -------------    -------------    -----------    -----------    -----------    -------------

Fixed rate deposits (3) ......... $   1,283,151    $     485,409    $   196,309    $   145,845    $   128,670    $      70,677
    Average rate ................          2.80%            3.60%          3.95%          4.66%          4.61%            4.86%
Floating rate deposits (4) ......     1,588,089          147,239        147,239        147,239        147,239        1,857,462
    Average rate ................          1.18%            0.16%          0.16%          0.16%          0.16%            0.15%

Fixed rate borrowings (5) .......        45,623            5,240         78,254         10,268        140,416          255,373
    Average rate ................          4.80%            6.37%          6.29%          3.44%          4.72%            5.12%
Floating rate borrowings (6) ....       502,555                -              -              -              -                -
    Average rate ................          1.11%               -              -              -              -                -
                                  -------------    -------------    -----------    -----------    -----------    -------------
Total ........................... $   3,419,418    $     637,888    $   421,802    $   303,352    $   416,325    $   2,183,512
    Average rate ................          1.83%            2.83%          3.06%          2.43%          3.07%            0.88%
                                  -------------    -------------    -----------    -----------    -----------    -------------

                                                   Estimated
                                      Total        Fair Value
                                  -------------    ----------
Fixed rate loans (1) ............ $   2,860,019    $3,282,183
    Average rate ................          7.20%
Floating rate loans (1) .........     2,429,017     2,316,567
    Average rate ................          5.07%

Fixed rate investments (2) ......     2,259,128     2,295,458
    Average rate ................          4.54%
Floating rate investments (2) ...         8,942         8,942
    Average rate ................          3.94%

Other interest-earning assets ...        90,859        90,859
    Average rate ................          5.78%
                                  -------------    ----------
Total ........................... $   7,647,965    $7,994,009
    Average rate ................          5.72%
                                  -------------    ----------

Fixed rate deposits (3) ......... $   2,310,061    $2,371,675
    Average rate ................          3.35%
Floating rate deposits (4) ......     4,034,507     4,034,507
    Average rate ................          0.56%

Fixed rate borrowings (5) .......       535,174       570,179
    Average rate ................          5.14%
Floating rate borrowings (6) ....       502,555       502,555
    Average rate ................          1.11%
                                  -------------    ----------
Total ........................... $   7,382,297    $7,478,916
    Average rate ................          1.80%
                                  -------------    ----------

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

Static gap provides a measurement of repricing risk in the Corporation's balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation's assets and liabilities into predetermined repricing periods. The assets and liabilities in each of these periods are summed and compared for mismatches within that maturity segment. Core deposits having noncontractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans held and for mortgage-backed securities includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation's policy limits the cumulative 6-month gap to plus or minus 15% of total earning assets. The cumulative 6-month gap as of March 31, 2003 was 1.12.

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

                                 Annual change
              --------------  -------------------  --------------

              --------------    in net interest    --------------
                Rate Shock           income          % Change
              --------------  -------------------  --------------
                 +300 bp        +$ 23.1 million       + 8.1%
                 +200 bp        +$ 17.1 million       + 5.9%
                 +100 bp        +$ 12.8 million       + 4.4%
                 -100 bp        -$ 17.8 million       - 6.2%

Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer term re-pricing risks and options in the Corporation's balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point "shock" movement in interest rates. The following table summarizes the expected impact of interest rate shocks on economic value of equity.

                                  Change in
              --------------  ------------------  --------------

              --------------    economic value    --------------
                Rate Shock        of equity         % Change
              --------------  ------------------  --------------
                 +300 bp        +$ 20.4 million      + 1.5%
                 +200 bp        +$ 19.2 million      + 1.4%
                 +100 bp        +$ 73.0 million      + 5.4%
                 -100 bp        -$ 30.6 million      - 2.3%

Item 4.  Controls and Procedures

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

        (b)  Reports on Form 8-K:

             (1) Form 8-K dated January 16, 2003 disclosing the execution of a definitive Agreement and Plan of Merger with Premier Bancorp, Inc.

             (2) Form 8-K dated February 4, 2003 reporting a presentation made at an investor meeting to provide an overview of the Corporation's strategy and performance.

             (3) Form 8-K dated February 14, 2003 amending Form 8-K dated February 4, 2003 for additional investor presentation information.

                  FULTON FINANCIAL CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULTON FINANCIAL CORPORATION


Date:   May 14, 2003                   /s/  Rufus A. Fulton, Jr.
     -------------------------         -----------------------------------------
                                            Rufus A. Fulton, Jr.
                                            Chairman and Chief Executive Officer

Date:   May 14, 2003                   /s/  Charles J. Nugent
     -------------------------         -----------------------------------------
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

        Date:    May 14, 2003          /s/  Rufus A. Fulton, Jr.
              -------------------      -----------------------------------------
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

       Date:    May 14, 2003             /s/  Charles J. Nugent
             -----------------------     ---------------------------------------
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

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002