Form 10-Q
period 2003-06-30
FULTON FINANCIAL CORP
filed 2003-08-14
CIK 700564

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20459

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003, or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

                           Commission File No. 0-10587

                                   ----------

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

                                  (717)291-2411
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]  No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Common Stock, $2.50 Par Value - 105,219,000 shares outstanding as of July 31, 2003.

================================================================================

                          FULTON FINANCIAL CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003

                                      INDEX
                                      -----

Description                                                                 Page
-----------                                                                 ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

(a)  Consolidated Balance Sheets -
     June 30, 2003 and December 31, 2002 ......................................3

(b)  Consolidated Statements of Income -
     Three and six months ended June 30, 2003 and 2002 ........................4

(c)  Consolidated Statements of Shareholders' Equity -
     Six months ended June 30, 2003 and 2002 ..................................5

(d)  Consolidated Statements of Cash Flows -
     Six months ended June 30, 2003 and 2002 ..................................6

(e)  Notes to Consolidated Financial Statements - June 30, 2003 ...............7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ........................10

Item 3. Quantitative and Qualitative Disclosures about Market Risk ...........23

Item 4. Controls and Procedures ..............................................26

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K .....................................27

Signatures ...................................................................28

Exhibit Index ................................................................29

Item 1. Financial Statements
------------------------------------------------------------------------------
FULTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)
                                                    June 30        December 31
                                                      2003             2002
                                                  ------------    ------------
ASSETS
------------------------------------------------------------------------------
Cash and due from banks .......................   $    354,238    $    314,857
Interest-bearing deposits with other banks ....          5,737           7,899
Mortgage loans held for sale ..................         59,874          70,475
Investment securities:
   Held to maturity (Fair value: $31,738
    in 2003 and $34,135 in 2002) ..............         30,620          32,684
   Available for sale .........................      2,518,169       2,383,607
Loans, net of unearned income .................      5,391,398       5,317,068
   Less: Allowance for loan losses ............        (72,240)        (71,920)
                                                  ------------    ------------
      Net Loans ...............................      5,319,158       5,245,148
                                                  ------------    ------------
Premises and equipment ........................        121,367         123,450
Accrued interest receivable ...................         31,969          35,527
Goodwill ......................................         61,048          61,048
Other assets ..................................        117,107         113,083
                                                  ------------    ------------
      Total Assets ............................   $  8,619,287    $  8,387,778
                                                  ============    ============
LIABILITIES
------------------------------------------------------------------------------
Deposits:
   Noninterest-bearing ........................   $  1,295,098    $  1,118,227
   Interest-bearing ...........................      5,141,925       5,127,301
                                                  ------------    ------------
      Total Deposits ..........................      6,437,023       6,245,528
                                                  ------------    ------------
Short-term borrowings:
   Securities sold under agreements
    to repurchase .............................        347,361         297,556
   Federal funds purchased ....................        250,000         330,000
   Demand notes of U.S. Treasury ..............          2,634           4,638
                                                  ------------    ------------
      Total Short-Term Borrowings .............        599,995         632,194
                                                  ------------    ------------
Accrued interest payable ......................         24,290          27,608
Other liabilities .............................        144,364          77,651
Federal Home Loan Bank Advances and
 long-term debt ...............................        534,456         535,555
Corporation-obligated mandatorily
 redeemable capital securities of
 subsidiary trust .............................          5,500           5,500
                                                  ------------    ------------
      Total Liabilities .......................      7,745,628       7,524,036
                                                  ------------    ------------
SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------
Common stock, $2.50 par value, 400 million
 shares authorized, 109.2 million shares
 issued .......................................        272,941         259,943
Additional paid-in capital ....................        558,087         481,028
Retained earnings .............................         82,091         138,501
Accumulated other comprehensive income ........         25,929          34,801
Treasury stock (3.8 million shares in
 2003 and 3.0 million  shares in 2002) ........        (65,389)        (50,531)
                                                  ------------    ------------
      Total Shareholders' Equity ..............        873,659         863,742
                                                  ------------    ------------
      Total Liabilities and Shareholders'
       Equity .................................   $  8,619,287    $  8,387,778
                                                  ============    ============
------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per-share data)

                                                      Three Months Ended                Six Months Ended
                                                           June 30                          June 30
                                                ------------------------------   ------------------------------
                                                     2003            2002             2003            2002
                                                --------------   -------------   --------------   -------------
INTEREST INCOME
---------------------------------------------------------------------------------------------------------------
Loans, including fees .......................   $       84,541   $      94,246   $      169,653   $     188,905
Investment securities:
   Taxable ..................................           18,390          21,185           39,124          40,814
   Tax-exempt ...............................            2,526           2,491            5,046           4,872
   Dividends ................................            1,153             902            2,301           1,956
Other interest income........................              556              63            1,226             139
                                                --------------   -------------   --------------   -------------
      Total Interest Income .................          107,166         118,887          217,350         236,686

INTEREST EXPENSE
---------------------------------------------------------------------------------------------------------------
Deposits ....................................           24,000          30,840           49,707          64,414
Short-term borrowings .......................            1,692           2,057            3,445           3,570
Long-term debt ..............................            7,104           6,432           14,190          12,814
                                                --------------   -------------   --------------   -------------
      Total Interest Expense ................           32,796          39,329           67,342          80,798
                                                --------------   -------------   --------------   -------------
      Net Interest Income ...................           74,370          79,558          150,008         155,888
PROVISION FOR LOAN LOSSES ...................            2,490           2,680            5,325           5,460
                                                --------------   -------------   --------------   -------------
      Net Interest Income After
       Provision for Loan Losses ............           71,880          76,878          144,683         150,428
                                                --------------   -------------   --------------   -------------
OTHER INCOME
---------------------------------------------------------------------------------------------------------------
Investment management and trust services ....            8,809           7,583           17,152          14,743
Service charges on deposit accounts .........            9,501           9,300           18,717          18,084
Other service charges and fees ..............            4,708           4,273            9,294           8,378
Mortgage banking income .....................            5,841           2,782           11,792           6,064
Investment securities gains .................            4,809           1,972            7,038           3,370
Other .......................................              866             809            2,206           2,763
                                                --------------   -------------   --------------   -------------
      Total Other Income ....................           34,534          26,719           66,199          53,402

OTHER EXPENSES
---------------------------------------------------------------------------------------------------------------
Salaries and employee benefits ..............           34,494          32,618           67,814          63,665
Net occupancy expense .......................            4,807           4,263            9,887           8,555
Equipment expense ...........................            2,588           2,716            5,268           5,515
Data processing .............................            2,776           2,950            5,640           6,163
Advertising .................................            1,787           1,860            3,019           3,653
Intangible amortization .....................              360             360              719             719
Other .......................................           11,253          11,737           21,600          23,162
                                                --------------   -------------   --------------   -------------
      Total Other Expenses ..................           58,065          56,504          113,947         111,432
                                                --------------   -------------   --------------   -------------
      Income Before Income Taxes ............           48,349          47,093           96,935          92,398
INCOME TAXES ................................           14,287          14,103           28,830          27,178
                                                --------------   -------------   --------------   -------------
      Net Income ............................   $       34,062   $      32,990   $       68,105   $      65,220
                                                ==============   =============   ==============   =============
PER-SHARE DATA:
Net income (basic) ..........................   $         0.32   $        0.30   $         0.64   $        0.60
Net income (diluted) ........................             0.32            0.30             0.64            0.60
Cash dividends ..............................            0.160           0.143            0.303           0.272
---------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2003 AND 2002

----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per-share data)

                                                                                              Accumulated
                                                                                                 Other
                                              Number of               Additional               Comprehen-
                                                Shares      Common     Paid-In     Retained   sive Income   Treasury
                                             Outstanding    Stock       Capital    Earnings      (Loss)       Stock       Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002 ............    106,162,000  $  259,943  $  481,028  $  138,501  $    34,801  $  (50,531)  $  863,742
   Comprehensive Income:
      Net income ........................                                             68,105                                68,105
      Other - net unrealized loss
       on securities (net of $2.3
       million tax benefit) .............                                                          (4,297)                  (4,297)
   Less - reclassification
    adjustment for  gains
    included in net income
    (net of $2.5  million tax expense) ..                                                          (4,575)                  (4,575)
                                                                                                                        ----------
         Total comprehensive income .....                                                                                   59,233
                                                                                                                        ----------
      Stock issued ......................        378,000                  (2,432)                               6,461        4,029
      Stock dividend - 5% ...............                     12,998      79,491     (92,526)                                  (37)
      Acquisition of treasury stock .....     (1,181,000)                                                     (21,319)     (21,319)
      Cash dividends - $0.303 per share .                                            (31,989)                              (31,989)
                                             -------------------------------------------------------------------------------------
Balance at June 30, 2003 ................    105,359,000  $  272,941  $  558,087  $   82,091  $    25,929  $  (65,389)  $  873,659
                                             -----------  ----------  ----------  ----------  -----------  ----------   ----------
Balance at December 31, 2001 ............    108,429,000  $  207,962  $  536,235  $   65,649  $    12,970  $  (11,362)  $  811,454
   Comprehensive Income:
      Net income ........................                                             65,220                                65,220
      Other - net unrealized gain
       on securities (net of $ 10.8
       million tax expense) .............                                                          19,997                   19,997
   Less - reclassification
    adjustment for gains
    included in net income (net
    of  $1.2 million tax expense) .......                                                          (2,191)                  (2,191)
                                                                                                                        ----------
         Total comprehensive income......                                                                                   83,026
                                                                                                                        ----------
   Stock issued .........................        342,000                  (2,551)                               5,005        2,454
   Stock split paid in the form of a
    25% stock dividend ..................             --      51,981     (52,050)                                              (69)
   Acquisition of treasury stock ........       (350,000)                                                      (6,068)      (6,068)
   Cash dividends - $0.272 per share ....                                            (29,535)                              (29,535)
                                             -------------------------------------------------------------------------------------
Balance at June 30, 2002 ................    108,421,000  $  259,943  $  481,634  $  101,334  $    30,776  $  (12,425)  $  861,262
                                             ===========  ==========  ==========  ==========  ===========  ==========   ==========
----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------
(In thousands)
                                                            Six Months Ended
                                                                 June 30
                                                        -----------------------
                                                            2003         2002
                                                        -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income ........................................  $   68,105   $   65,220
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses ......................       5,325        5,460
      Depreciation and amortization of premises and
       equipment .....................................       6,232        6,314
      Net amortization of investment security
       premiums ......................................       9,195          660
      Investment security gains ......................      (7,038)      (3,370)
      Net decrease (increase) in mortgage loans
       held for sale .................................      10,601      (28,753)
      Amortization of intangible assets ..............         719          719
      Decrease in accrued interest receivable ........       3,558        3,327
      Decrease (increase) in other assets ............          32       (2,904)
      Decrease in accrued interest payable ...........      (3,318)      (7,979)
      (Decrease) increase in other liabilities .......      (6,713)       1,780
                                                        ----------   ----------
         Total  adjustments ..........................      18,593      (24,746)
                                                        ----------   ----------
         Net cash provided by operating activities ...      86,698       40,474
                                                        ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities available
    for sale .........................................     295,665       17,067
   Proceeds from maturities of securities held
    to maturity ......................................       9,404       10,281
   Proceeds from maturities of securities
    available for sale ...............................     777,870      263,605
   Purchase of securities held to maturity ...........      (7,375)      (1,672)
   Purchase of securities available for sale .........  (1,152,114)    (477,579)
   Decrease in short-term investments ................       2,162        3,850
   Net increase in loans .............................     (79,337)      (5,723)
   Net purchases of premises and equipment ...........      (4,149)      (4,633)
                                                        ----------   ----------
         Net cash used in investing activities .......    (157,874)    (194,804)
                                                        ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in demand and savings deposits ...........     282,544      146,505
   Decrease  in time deposits ........................     (91,049)    (104,444)
   Decrease in long-term debt ........................      (1,099)      (7,522)
   (Decrease) increase in short-term borrowings ......     (32,199)      77,245
   Dividends paid ....................................     (30,350)     (28,147)
   Net proceeds from issuance of common stock ........       4,029        2,454
   Acquisition of treasury stock .....................     (21,319)      (6,068)
                                                        ----------   ----------
         Net cash provided by financing activities ...     110,557       80,023
                                                        ----------   ----------
   Net Increase (Decrease) in Cash and Due From Banks.      39,381      (74,307)
   Cash and Due From Banks at Beginning of Period ....     314,857      356,539
                                                        ----------   ----------
   Cash and Due From Banks at End of Period ..........  $  354,238   $  282,232
                                                        ==========   ==========
   Supplemental Disclosures of Cash Flow Information
   Cash paid during the period for:
      Interest .......................................  $   70,660   $   88,777
      Income taxes ...................................      27,645       25,225
--------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

                                     Three months           Six months
                                     ended June 30         ended June 30
                                  -----------------------------------------
                                    2003       2002       2003       2002
                                  --------   --------   --------   --------
Weighted average shares
 outstanding (basic) ..........    105,437    108,350    105,678    108,344
Impact of common stock
 equivalents ..................        741        758        727        750
                                  --------   --------   --------   --------
Weighted average shares
 outstanding (diluted) ........    106,178    109,108    106,405    109,094
                                  ========   ========   ========   ========

NOTE C - Stock Dividend

The Corporation declared a 5% stock dividend on April 15, 2003, which was paid on May 23, 2003 to shareholders of record on April 30, 2003. All share and per-share information has been restated to reflect the impact of this stock dividend.

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

NOTE E - Goodwill and Intangible Assets

In October 2002, the Corporation adopted Statement of Financial Accounting Standards No. 147 "Acquisitions of Certain Financial Institutions" (Statement
147). Statement 147 changed the accounting for certain branch acquisitions to allow the purchase price paid in excess of net assets acquired to be accounted for as goodwill. Per Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets", goodwill is not amortized, but is tested at least annually for impairment. Adoption of Statement 147 resulted in the restatement of results for the three and six-month periods ended 2002. The following table summarizes the results of this restatement (in thousands, except per share amounts):

                                                                  Three
                                                   Six Months     Months
                                                   Ended June   Ended June
                                                    30, 2002     30, 2002
                                                   ----------   ----------
Net income, originally reported ................   $   64,937   $   32,848
Amortization of goodwill, net of taxes .........          283          142
                                                   ----------   ----------
Net income, as restated ........................   $   65,220   $   32,990
                                                   ----------   ----------
Basic net income per share, originally
 reported (1) ..................................   $     0.60   $     0.30
Amortization of goodwill, net of taxes .........           --           --
                                                   ----------   ----------
Basic net income per share, as restated ........   $     0.60   $     0.30
                                                   ----------   ----------
Diluted net income per share, originally
 reported (1) ..................................   $     0.60   $     0.30
Amortization of goodwill, net of taxes .........           --           --
                                                   ----------   ----------
Diluted net income per share, as adjusted ......   $     0.60   $     0.30
                                                   ----------   ----------

     (1)  As restated for the impact of stock dividends and splits.

In prior filings, goodwill and intangible assets were combined for presentation purposes in the consolidated balance sheets. Goodwill is now presented as a separate line item and intangible assets totaling $10.5 million in 2003 and $11.2 million in 2002 are included with other assets.

NOTE F - Acquisition of Premier Bancorp, Inc.

On August 1, 2003, the Corporation completed its acquisition of Premier Bancorp, Inc. (Premier), of Doylestown, Pennsylvania. Premier was a $600 million financial holding company whose primary subsidiary was Premier Bank, which operates eight community banking offices in Bucks, Northampton and Montgomery Counties, Pennsylvania.

Under the terms of the merger agreement, each of the approximately 3.5 million shares of Premier's common stock was exchanged for 1.407 shares of the Corporation's common stock. In addition, each of the options to acquire Premier's stock was converted to options to purchase the Corporation's stock. As a result of the acquisition, Premier was merged into the Corporation and Premier Bank became a wholly owned subsidiary. In connection with the transaction, the outstanding shares of Premier's preferred stock was redeemed and the Corporation assumed Premier's trust preferred securities.

The acquisition is being accounted for as a purchase. Purchase accounting requires the Corporation to allocate the total purchase price of the acquisition to the assets acquired and liabilities assumed, based on their respective fair values at the acquisition date, with any remaining acquisition cost being recorded as goodwill. Resulting goodwill balances are then subject to an impairment review on at least an annual basis. The results of Premier's operations will be included in the Corporation's financial statements prospectively from the date of the acquisition.

The total purchase price of approximately $90 million includes the value (based on the price as of the announcement date) of the Corporation's stock issued, Premier options converted, and certain acquisition related costs. The carrying value of the net assets of Premier as of August 1, 2003 was approximately $40.6 million and accordingly, the purchase price exceeds the carrying value of the net assets by $49.4 million. The total purchase price will be allocated to the net assets acquired, based on fair market values. The Corporation expects to record a core deposit intangible asset and goodwill as a result of the acquisition accounting. The Corporation is in the process of completing its fair value analysis and will determine the allocation of the purchase price to the fair value of net assets acquired and goodwill during the third quarter of 2003.

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

The Corporation has elected to continue application of APB 25 and related interpretations in accounting for its stock-based employee compensation plans and, accordingly, no compensation expense is reflected in net income. The Corporation did not grant any stock options during the first six months of 2003 or 2002. As such, had stock-based compensation expense been recognized using the fair value method consistent with Statements 123 and 148, there would have been no impact on net income or net income per share for these periods as stock options vest immediately upon grant.

NOTE H - Reclassifications

Certain amounts in the 2002 consolidated financial statements and notes have been reclassified to conform to the 2003 presentation.

NOTE I - New Accounting Pronouncement

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (Statement 150). Statement 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity. The Statement requires an issuer to classify certain instruments as liabilities (or assets in some circumstances) that were previously required to be reported as equity.

The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning on or after June 15, 2003. The Corporation does not expect the implementation of Statement 150 to have any material impact on its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

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

FORWARD LOOKING STATEMENTS
--------------------------
The Corporation has made, and may continue to make, certain forward-looking statements with respect to its management of net interest income and margin, mergers and acquisitions, the ability to realize gains on equity investments, allowance and provision for loan losses, expected levels of certain non-interest expenses and the liquidity position of the Corporation and Parent Company. The Corporation cautions that these forward-looking statements are subject to various assumptions, risks and uncertainties. Because of the possibility of changes in these assumptions, risks and uncertainties, actual results could differ materially from forward-looking statements.

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

RESULTS OF OPERATIONS
---------------------

Quarter ended June 30, 2003 versus Quarter ended  June 30, 2002
---------------------------------------------------------------

Fulton Financial Corporation's net income for the second quarter of 2003 increased $1.1 million, or 3.2%, in comparison to net income for the second quarter of 2002. Diluted net income per share increased $0.02, or 6.7%, compared to 2002. The increase from 2002 resulted from increases in other income and investment securities gains and a lower loan loss provision, offset by a decrease in net interest income and increases in expenses.

Net Interest Income
-------------------

Net interest income decreased $5.2 million, from $79.6 million in 2002 to $74.4 million in 2003. This decrease was due to continued low interest rates and slow overall loan growth. The Corporation's average prime lending rate decreased from 4.75% in the second quarter of 2002 to 4.24% in the second quarter of 2003 as a result of the FRB reducing short-term interest rates in November, 2002 and June, 2003. These reductions in an already low interest rate environment negatively impacted the Corporation's net interest margin as average yields on earning-assets decreased faster than the average cost of deposits. The June, 2003 reduction by the FRB may result in further net interest margin compression in the third quarter of 2003.

The average yield on earning assets decreased 104 basis points (a 16.0% decline) during the period while the cost of interest-bearing liabilities decreased 60 basis points (a 22.3% decline). This resulted in a 57 basis point decrease in net interest margin compared to the same period in 2002. The Corporation continues to manage its asset/liability position and interest rate risk through the methods discussed in the "Market Risk" section of this document.

The following table provides a comparative average balance sheet and net interest income analysis for the second quarter of 2003 as compared to the same period in 2002. All dollar amounts are in thousands.

                                                Quarter Ended June 30, 2003           Quarter Ended June 30, 2002
                                           --------------------------------------   --------------------------------------
                                              Average                     Yield/       Average                     Yield/
ASSETS                                        Balance       Interest     Rate (1)      Balance        Interest    Rate (1)
----------------------------------------   -------------   ----------   ---------   -------------   -----------   --------
Interest-earning assets:
   Loans and leases ....................   $   5,384,692   $   84,541        6.30%  $   5,426,851   $    94,246       6.97%
   Taxable investment securities .......       2,044,602       18,390        3.61       1,529,697        21,185       5.55
   Tax-exempt investment securities ....         251,813        2,526        4.02         232,691         2,491       4.29
   Equity securities ...................         128,378        1,153        3.60         109,048           902       3.32
                                           -------------   ----------   ---------   -------------   -----------   --------
Total Investment securities ............       2,424,793       22,069        3.65       1,871,436        24,578       5.27
   Short-term investments ..............          40,526          556        5.50          16,755            63       1.51
                                           -------------   ----------   ---------   -------------   -----------   --------
Total interest-earning assets ..........       7,850,011      107,166        5.48%      7,315,042       118,887       6.52%
Noninterest-earning assets:
   Cash and due from banks .............         278,657                                  238,775
   Premises and equipment ..............         121,811                                  124,501
   Other assets ........................         245,293                                  233,272
   Less: Allowance for loan losses .....         (72,787)                                 (73,058)
                                           -------------                            -------------
      Total Assets .....................       8,422,985                            $   7,838,532
                                           =============                            =============

                                                Quarter Ended June 30, 2003           Quarter Ended June 30, 2002
                                           --------------------------------------   --------------------------------------
                                              Average                     Yield/       Average                     Yield/
LIABILITIES AND EQUITY                        Balance       Interest     Rate (1)      Balance        Interest    Rate (1)
----------------------------------------   -------------   ----------   ---------   -------------   -----------   -------

Interest-bearing liabilities:
   Demand deposits .....................   $   1,085,855   $    1,496        0.55%  $     848,303   $     1,368       0.65%
   Savings deposits ....................       1,596,578        2,744        0.69       1,529,307         4,293       1.13
   Time deposits .......................       2,461,038       19,760        3.22       2,529,819        25,179       3.99
                                           -------------   ----------   ---------   -------------   -----------   --------
Total Interest-bearing deposits ........       5,143,471       24,000        1.87       4,907,429        30,840       2.52
   Short-term borrowings ...............         596,312        1,692        1.14         503,366         2,057       1.64
   Long-term debt ......................         540,413        7,104        5.27         457,977         6,432       5.63
                                           -------------   ----------   ---------   -------------   -----------   --------
Total interest-bearing liabilities .....       6,280,196       32,796        2.09%      5,868,772        39,329       2.69%
Noninterest-bearing liabilities:
   Demand deposits .....................       1,181,072                                1,042,356
   Other ...............................          96,381                                   97,135
                                           -------------                            -------------
      Total Liabilities ................       7,557,649                                7,008,263
Shareholders' equity ...................         865,336                                  830,269
                                           -------------                            -------------
      Total Liabilities and
       Shareholders' Equity ............   $   8,422,985                            $   7,838,532
                                           =============                            =============
Net interest income ....................                   $   74,370                               $    79,558
                                                           ==========                               ===========
Net interest margin (FTE) ..............                                     3.91%                                    4.48%
                                                                        =========                                 ========

<F1>
(1) Yields on tax-exempt securities are not fully taxable equivalent (FTE).

The following table summarizes the changes in interest income and expense due to changes in average balances (volume) and changes in rates.

                                                 2003 vs. 2002 Increase
                                               (decrease) due To change in
                                           Volume         Rate           Net
                                          --------   --------------   ---------
                                                     (in thousands)
Interest income on:
   Loans and leases ...................   $   (743)  $       (8,962)  $  (9,705)
   Taxable investment securities ......      6,911           (9,706)     (2,795)
   Tax-exempt investment securities ...        218             (183)         35
   Equity securities ..................        163               88         251
   Short-term investments .............         90              403         493
                                          --------   --------------   ---------
      Total interest-earning assets ...   $  6,639   $      (18,360)  $ (11,721)
                                          ========   ==============   =========
Interest expense on:
   Demand deposits ....................   $    356   $         (228)  $     128
   Savings deposits ...................        193           (1,742)     (1,549)
   Time deposits ......................       (692)          (4,727)     (5,419)
   Short-term borrowings ..............        378             (743)       (365)
   Long-term debt .....................      1,192             (520)        672
                                          --------   --------------   ---------
      Total interest-bearing
       liabilities ....................   $  1,427   $       (7,960)  $  (6,533)
                                          ========   ==============   =========

Interest income decreased $11.7 million, or 9.9%, mainly as a result of the 104 basis point decrease in average yields on earning assets, which accounted for an $18.4 million decline in interest income. This decrease was partially offset by an increase in interest income due to growth in average investment securities balances, mainly in taxable investment securities. The interest income increase attributable to volume was $6.6 million.

The decrease in the average yield on earning assets from the second quarter of 2002 was due to several factors. First was the general decrease in interest rates as a result of the previously mentioned actions of the FRB. Second, an approximately $250 million change in the mix of the loan portfolio from fixed rate to floating rate loans occurred which trended the Corporation toward greater asset sensitivity to interest-rate changes. Finally, investment securities - which generally have lower yields than loans - became a larger component of total average earning assets.

Average investment securities increased $553.4 million, or 29.6%, as the growth in deposits and borrowings exceeded loan growth. The Corporation used the excess funds to purchase investment securities, particularly mortgage-backed securities, which grew $517.4 million, or 37.7%. The average yield on investment securities declined 162 basis points from 5.27% in 2002 to 3.65% in 2003.

The Corporation's average loan portfolio decreased $42.2 million as increases in commercial mortgages ($87.8 million, or 5.9%), and commercial loans ($158.7 million, or 10.2%) were more than offset by decreases in consumer loans ($69.2 million, or 11.6%) and residential mortgages ($226.0 million, or 15.6%). Residential mortgages continued to decline as low mortgage rates fueled refinance activity and most qualifying originated fixed rate mortgages were sold in the secondary market. In addition, in August 2002 the Corporation sold approximately $96 million of existing residential mortgages for asset/liability management purposes. Consumer loans decreased due to payoffs as consumer debt was replaced with mortgage debt and the Corporation electing not to compete with manufacturer-sponsored automobile loan rate incentives.

Interest expense decreased $6.5 million, or 16.6%, mainly due to the decline in interest rates. The 60 basis point decline in the average cost of interest-bearing funds resulted in an $8.0 million decrease in interest expense. The net $411.4 million, or 7.0%, increase in average interest-bearing liabilities resulted in only a

$1.4 million increase in interest expense due to the change in the composition of these liabilities from higher rate time deposits to lower rate demand and savings accounts.

Interest bearing demand and savings deposits increased $304.8 million, or 12.8%, while time deposits decreased $68.8 million, or 2.7%. This change in the deposit mix reflects depositors' reluctance to reinvest maturing time deposits at the current low rates. Short-term borrowings increased $92.9 million, or 18.5%, and long-term debt increased $82.4 million, or 18.0%.

The increase in average short-term borrowings was realized in customer repurchase agreements ($31.0 million, or 11.1%) and Federal funds purchased ($62.6 million, or 28.3%). Federal funds purchased were used to reduce interest rate sensitivity to the previously mentioned change in the loan mix from fixed to floating rates. Long-term debt increased $82.4 million, or 18.0%, from the same period in 2002. The Corporation locked in longer term funding through the use of advances from the Federal Home Loan Bank (FHLB) in order to take advantage of the low interest rate environment.

Provision and Allowance for Loan Losses
---------------------------------------

The following table summarizes loans outstanding (including unearned income) as of the dates shown:

                                            June 30       December 31        June 30
                                             2003            2002             2002
                                         -------------   --------------   -------------
                                                         (in thousands)
Commercial, financial and
 agricultural ........................   $   1,713,529   $    1,679,100   $   1,551,856
Real estate - construction ...........         270,468          248,565         241,769
Real estate - residential mortgage ...       1,216,674        1,244,781       1,403,604
Real estate - commercial mortgage ....       1,596,368        1,527,144       1,517,856
Consumer .............................         523,196          543,040         585,288
Leasing and other ....................          71,163           74,438          73,839
                                         -------------   --------------   -------------
   Total Loans .......................   $   5,391,398   $    5,317,068   $   5,374,212
                                         =============   ==============   =============

The following table summarizes the activity in the Corporation's allowance for loan losses:

                                                        Three Months Ended
                                                             June 30
                                                    ---------------------------
                                                        2003           2002
                                                    ------------   ------------
                                                      (dollars in thousands)
Loans outstanding at end of period
 (net of unearned) ..............................   $  5,391,398   $  5,374,212
                                                    ============   ============
Daily average balance of loans and leases .......   $  5,384,692   $  5,426,851
                                                    ============   ============
Balance at  beginning of period .................   $     71,786   $     72,083
Loans charged-off:
   Commercial, financial and agricultural .......          1,127          1,548
   Real estate - mortgage .......................            659            156
   Consumer .....................................          1,109          1,199
   Leasing and other ............................             67            132
                                                    ------------   ------------
   Total loans charged-off ......................          2,962          3,035
                                                    ------------   ------------
Recoveries of loans previously charged-off:
   Commercial, financial and agricultural .......            224            100
   Real estate - mortgage .......................            156            191
   Consumer .....................................            509            740
   Leasing and other ............................             37             42
                                                    ------------   ------------
   Total recoveries .............................            926          1,073
                                                    ------------   ------------
Net loans charged-off ...........................          2,036          1,962
Provision for loan losses .......................          2,490          2,680
                                                    ------------   ------------
Balance at end of period ........................   $     72,240   $     72,801
                                                    ============   ============
Net charge-offs to average loans (annualized) ...           0.15%          0.14%
                                                    ============   ============
Allowance for loan losses to loans outstanding ..           1.34%          1.35%
                                                    ============   ============

The following table summarizes the Corporation's non-performing assets as of the indicated dates.

                                          June 30     Dec. 31     June 30
                                           2003         2002        2002
                                         ---------   ---------   ---------

Nonaccrual loans .....................   $  26,811   $  24,090   $  20,983
Loans 90 days past due and accruing ..      11,266      14,095      10,588
Other real estate owned (OREO) .......         808         938       1,373
                                         ---------   ---------   ---------
Total non-performing assets ..........   $  38,885   $  39,123   $  32,944
                                         =========   =========   =========
Non-accrual loans/Total loans ........        0.50%       0.45%       0.39%
Non-performing assets/Total assets ...        0.45%       0.47%       0.42%
Allowance/Non-performing loans .......         190%        188%        231%

The provision for loan losses for the second quarter of 2003 totaled $2.5 million, a decrease of $190,000, or 7.1%, from the same period in 2002. Net charge-offs totaled $2.0 million, or 0.15% of average loans on an annualized basis, during the second quarter of 2003, a $74,000, or 3.8% increase from $2.0 million, or 0.14%, in net charge-offs for the second quarter of 2002. Non-performing assets increased to $38.9 million, or 0.45% of total assets, at June 30, 2003, from $32.9 million, or 0.42% of total assets, at June 30, 2002.

The provision for loan losses resulted from the Corporation's allowance allocation procedures. Trends that would indicate the need for a higher provision include the general national and regional economies and the continued growth in the Corporation's commercial loan and commercial mortgage portfolios, which are inherently more risky than residential mortgages. Despite these factors, the Corporation's asset quality measures have remained consistent over the past several years.

Total non-performing assets decreased slightly from year-end and increased from June 30, 2002 as a result of one commercial account for which an appropriate allocation of the allowance has been made. Despite a consistent level of net charge-offs compared to 2002, a decrease in the provision was appropriate based on the Corporation's estimates of credit loss exposure in the loan portfolio.

Management believes that the allowance balance of $72.2 million at June 30, 2003 is sufficient to cover losses inherent in the loan portfolio on that date and is appropriate based on accounting standards for the allowance and provision for loan losses.

Other Income
------------

Other income for the quarter ended June 30, 2003 was $34.5 million, an increase of $7.8 million, or 29.2%, over the comparable period in 2002. Excluding investment securities gains, which increased from $2.0 million in 2002 to $4.8 million in 2003, other income increased $5.0 million, or 20.1%.

The most significant increase was realized in mortgage banking income, which increased $3.1 million, or 110.0%, to $5.8 million. In the past year, the Corporation has devoted additional resources to mortgage banking activities to provide enhanced mortgage lending services throughout its geographic markets. In addition, the national average rate for 30-year fixed rate mortgage loans decreased 129 basis points from 6.72% in June of 2002 to 5.43% in June of 2003. These factors resulted in an increase in mortgage loan originations of $176.5 million for a total of $336.1 million in the second quarter of 2003, as compared to $159.6 million in the second quarter of 2002. In order to limit interest rate risk, the Corporation generally sells the qualifying fixed rate mortgage loans it originates. These sales resulted in gains of $6.0 million in the second quarter of 2003, compared to $2.4 million in the second quarter of 2002. The national average rate for 30-year fixed rate mortgage loans increased to 5.80% in July of 2003. A sustained increase in mortgage rates may result in a reduction in mortgage banking income in the future.

Investment management and trust services income increased $1.2 million, or 16.2%, due to an increase in brokerage service fee income, particularly on fixed-rate annuity sales which have become popular in the current rate and economic environment. In addition, the Corporation has increased its investment and trust services practice through its subsidiary, Fulton Financial Advisors. Service charges on deposit accounts increased $201,000, or 2.2%, due to growth in transaction accounts, such as savings and demand deposits. Other service charges and fees increased $435,000, or 10.2%, as the scope and penetration of the Corporation's other services continued to expand.

Investment securities gains increased $2.8 million, or 143.9%, during the period. Improvements in the equity markets bolstered the value of the Corporation's equity portfolio during the quarter, resulting in increased realized security gains.

Other Expenses
--------------

Total other expenses for the second quarter of 2003 were $58.1 million, representing an increase of $1.6 million, or 2.8%, from 2002. The increase was due to a $1.9 million, or 5.8%, increase in salaries and benefits, and an increase in occupancy expenses of $544,000, or 12.8%. Partially offsetting these increases was a decrease in equipment expense of $128,000, or 4.7%, a decrease in data processing expense of $174,000, or 5.9%, a decrease in advertising expense of $73,000, or 3.9%, and a decrease in other expense of $484,000, or 4.1%.

Salary expense, excluding benefits, increased $1.6 million, or 5.6%, driven by an increase in commissions for mortgage originators and investment brokerage professionals as well as normal salary increases for existing employees. Employee benefits expense increased $542,000, or 9.4% due mainly to rising retirement plan expenses.

Net occupancy expense increased $544,000, or 12.8%, over the same period in 2002, due to general increases in rental expenses and real estate taxes as a result of growth in the Corporation's branch network. Equipment expense decreased $128,000, or 4.7%, due to a reduction in depreciation expense as certain equipment became fully depreciated during 2002.

The 5.9% decrease in data processing expense was due to favorable renegotiations of certain contracts for data processing services. Advertising expense decreased $73,000, or 3.9%, and other expense decreased $484,000, or 4.1%, to $11.3 million in 2003.

Income Taxes
------------

Income tax expense for the second quarter of 2003 was $14.3 million, a $184,000, or 1.3%, increase from $14.1 million in 2002. The Corporation's effective tax rate was approximately 29.5% in 2003 as compared to 30.0% in 2002. The effective rate is lower than the federal statutory rate of 35% due mainly to investments in tax-free municipal securities and Federal tax credits from investments in low and moderate income housing partnerships.

Six Months ended June 30, 2003 versus Six months ended June 30, 2002
--------------------------------------------------------------------

The Corporation's net income for the first six months of 2003 increased $2.9 million, or 4.4%, in comparison to net income for the same period in 2002. Diluted net income per share increased $0.04, or 6.7%, compared to 2002. Net income for the first six months of 2003 of $68.1 million, or $0.64 per share (basic and diluted), represented an annualized return on average assets (ROA) of 1.64% and an annualized return on average equity (ROE) of 15.88%.

Net Interest Income
-------------------

For the first six months of 2003, net interest income decreased $5.9 million, or 3.8%. This decrease was due to decreasing interest rates and slow overall loan growth. The Corporation's average prime lending rate decreased from 4.75% for the first six months of 2002 to 4.25% during the same period in 2003 as a result of the FRB reducing short-term interest rates in November, 2002 and June, 2003. This reduction in an already low interest rate environment negatively impacted the Corporation's net interest margin as average yields on earning-assets decreased faster than the average cost of deposits. The June, 2003 reduction by the FRB may result in further net interest margin compression in the third quarter of 2003.

The following table provides a comparative average balance sheet and net interest income analysis for the first six months of 2003 as compared to the same period in 2002. All dollar amounts are in thousands.

                                              Six Months Ended June 30, 2003              Six Months Ended June 30, 2002
                                         -----------------------------------------    ----------------------------------------
                                            Average                        Yield/       Average                        Yield/
ASSETS                                      Balance        Interest       Rate (1)      Balance         Interest      Rate (1)
--------------------------------------   ------------    ------------    ---------    ------------    ------------    --------
Interest-earning assets:
   Loans and leases ..................   $  5,365,939    $    169,653         6.38%   $  5,408,413    $    188,905        7.04%
   Taxable investment securities .....      2,002,056          39,124         3.94       1,464,280          40,814        5.62
   Tax-exempt investment securities ..        246,526           5,046         4.13         226,217           4,872        4.34
   Equity securities .................        130,825           2,301         3.55         106,050           1,956        3.72
                                         ------------    ------------    ---------    ------------    ------------    --------
Total investment securities ..........      2,379,407          46,471         3.94       1,796,547          47,642        5.35
   Short-term investments ............         47,720           1,226         5.18          15,371             139        1.82
                                         ------------    ------------    ---------    ------------    ------------    --------
Total interest-earning assets ........      7,793,066         217,350         5.62       7,220,331         236,686        6.61
Noninterest-earning assets:
   Cash and due from banks ...........        268,164                                      241,845
   Premises and equipment ............        122,589                                      123,863
   Other assets ......................        241,731                                      230,316
   Less: Allowance for loan losses ...        (72,879)                                     (72,751)
                                         ------------                                 ------------
      Total Assets ...................   $  8,352,671                                 $  7,743,604
                                         ============                                 ============
Interest-bearing liabilities:
   Demand deposits ...................   $  1,067,839    $      3,119         0.59%   $    834,698    $      2,643        0.64%
   Savings deposits ..................      1,566,393           5,623         0.72       1,492,423           8,407        1.14
   Time deposits .....................      2,486,483          40,965         3.32       2,567,157          53,364        4.19
                                         ------------    ------------    ---------    ------------    ------------    --------
Total interest-bearing deposits ......      5,120,715          49,707         1.96       4,894,278          64,414        2.65
   Short-term borrowings .............        603,838           3,445         1.15         444,657           3,570        1.62
   Long-term debt ....................        540,659          14,190         5.29         460,825          12,814        5.61
                                         ------------    ------------    ---------    ------------    ------------    --------
Total interest-bearing liabilities ...      6,265,212          67,342         2.17       5,799,760          80,798        2.81
Noninterest-bearing liabilities:
   Demand deposits ...................      1,126,432                                    1,021,418
   Other .............................         96,036                                      100,316
                                         ------------                                 ------------
      Total Liabilities ..............      7,487,680                                    6,921,494
Shareholders' equity .................        864,991                                      822,110
                                         ------------                                 ------------
      Total Liabilities and
       Shareholders' Equity ..........   $  8,352,671                                 $  7,743,604
                                         ============                                 ------------
Net interest income ..................                   $    150,008                                 $    155,888
                                                         ============                                 ============
Net interest margin (FTE) ............                                        3.99%                                       4.46%
                                                                         =========                                    ========

<F1>
(1) Yields on tax-exempt securities are not fully taxable equivalent (FTE).

The following table summarizes the changes in interest income and expense due to changes in average balances (volume) and changes in rates.

                                          Six Months Ended 2003 vs. 2002
                                       Increase (decrease) due to change in
                                   --------------------------------------------
                                      Volume           Rate             Net
                                   ------------   --------------   ------------
                                                  (in thousands)
Interest income on:
   Loans and leases ............   $     (2,298)  $      (16,954)  $    (19,252)
   Taxable investment
    securities .................         51,657          (53,347)        (1,690)
   Tax-exempt investment
    securities .................          1,033             (859)           174
   Equity securities ...........            967             (622)           345
   Short-term investments ......            493              594          1,087
                                   ------------   --------------   ------------
      Total interest-earning
       assets ..................   $     51,852   $      (71,188)  $    (19,336)
                                   ============   ==============   ============
Interest expense on:
   Demand deposits .............   $      1,608   $       (1,132)  $        476
   Savings deposits ............            594           (3,378)        (2,784)
   Time deposits ...............         (2,691)          (9,708)       (12,399)
   Short-term borrowings                  4,320           (4,445)          (125)
   Long-term debt ..............          4,850           (3,474)         1,376
                                   ------------   --------------   ------------
      Total interest-bearing
       liabilities .............   $      8,681   $      (22,137)  $    (13,456)
                                   ============   ==============   ============

Interest income decreased $19.3 million, or 8.2%, as a result of the 99 basis point decrease in average yields, which caused a $71.2 million decline in interest income. This was offset by a $51.9 million increase in interest income mainly due to growth in average investment securities balances.

Average investment securities increased $582.9 million, or 32.4%, as the growth in deposits and borrowings exceeded loan growth. The Corporation used the excess funds to purchase investment securities, particularly mortgage-backed securities, which grew $549.8 million, or 42.1%. The average yield on investment securities declined 141 basis points from 5.35% in 2002 to 3.94% in 2003.

The Corporation's average loan portfolio decreased by approximately $42.5 million, or 0.8%. Growth in commercial mortgages ($95.7 million, or 6.5%) and commercial loans ($169.2 million, or 11.0%) was more than offset by declines in consumer loans ($76.7 million, or 12.6%) and residential mortgages ($224.7 million, or 15.4%). Residential mortgages continued to decline, as low mortgage rates fueled refinance activity and most qualifying originated fixed rate mortgages were sold in the secondary market. Consumer loans decreased due to payoffs as consumer debt was replaced with mortgage debt and the runoff of automobile loans as the Corporation elected not to compete on rate.

Interest expense decreased $13.5 million, or 16.7%, due to the decline in interest rates. The 64 basis point decline in the average cost of interest-bearing funds resulted in an $22.1 million decrease in interest expense. The net $465.5 million, or 8.0%, increase in average interest-bearing liabilities resulted in only a $8.7 million increase in interest expense due to the change in the composition of these liabilities.

Interest bearing demand and savings deposits increased $307.1 million, or 13.2%, while time deposits decreased $80.7 million, or 3.1%. This change in the deposit mix reflects depositors' reluctance to reinvest maturing time deposits at the current low rates. Short-term borrowings increased $159.2 million, or 35.8%, and long-term debt increased $79.8 million, or 17.3%.

The increase in average short-term borrowings was realized in customer repurchase agreements ($25.8 million, or 9.24%) and Federal funds purchased ($135.2 million or 83.8%). Federal funds purchased were used to reduce interest rate sensitivity to the change in the loan mix from fixed to floating rates. Long-term debt increased $79.8 million, or 17.3%, from the same period in 2002.

Provision for Loan Losses
-------------------------

The following table summarizes the activity in the Corporation's allowance for loan losses:

                                                          Six Months Ended
                                                              June 30
                                                    ---------------------------
                                                        2003           2002
                                                    ------------   ------------
                                                       (dollars in thousands)
Loans outstanding at end of period
 (net of unearned) ..............................   $  5,391,398   $  5,374,210
                                                    ============   ============
Daily average balance of loans and leases .......   $  5,365,939   $  5,408,413
                                                    ============   ============
Balance of allowance for loan losses
 at beginning of period .........................   $     71,920   $     71,872
Loans charged-off:
   Commercial, financial and agricultural .......          2,936          2,353
   Real estate - mortgage .......................          1,303            966
   Consumer .....................................          2,445          2,923
   Leasing and other ............................            227            321
                                                    ------------   ------------
   Total loans charged-off ......................          6,911          6,563
                                                    ------------   ------------
Recoveries of loans previously charged-off:
   Commercial, financial and agricultural .......            534            478
   Real estate - mortgage .......................            371            229
   Consumer .....................................            952          1,282
   Leasing and other ............................             49             43
                                                    ------------   ------------
   Total recoveries .............................          1,906          2,032
                                                    ------------   ------------
Net loans charged-off ...........................          5,005          4,531
Provision for loan losses .......................          5,325          5,460
                                                    ------------   ------------
Balance at end of period ........................   $     72,240   $     72,801
                                                    ============   ============
Net charge-offs to average loans (annualized) ...           0.19%          0.17%
                                                    ============   ============
Allowance for loan losses to loans outstanding ..           1.34%          1.35%
                                                    ============   ============

The provision for loan losses for the first six months of 2003 totaled $5.3 million, a decrease of $135,000, or 2.5%, from the same period in 2002. Net charge-offs totaled $5.0 million, or 0.19% of average loans on an annualized basis, during the first six months of 2003, a $474,000, or 10.5% increase from $4.5 million, or 0.17%, in net charge-offs for the first six months of 2002. Non-performing assets increased to $38.9 million, or 0.45% of total assets, at June 30, 2003, from $32.9 million, or 0.42% of total assets, at June 30, 2002.

The provision for loan losses resulted from the Corporation's allowance allocation procedures. Trends that would indicate the need for a higher provision include the general national and regional economies and the continued growth in the Corporation's commercial loan and commercial mortgage portfolios, which are inherently more risky than residential mortgages. Despite these factors, the Corporation's asset quality measures have remained consistent over the past several years.

Total non-performing assets decreased slightly from year-end and increased from June 30, 2002 as a result of one commercial account for which an appropriate allocation of the allowance has been made.

Despite a consistent level of net charge-offs compared to 2002, a decrease in the provision was appropriate based on the Corporation's estimates of credit loss exposure in the loan portfolio..

Other Income
------------

Other income for the six months ended June 30, 2003 was $66.2 million. This was an increase of $12.8 million, or 24.0%, over the comparable period in 2002. Excluding investment security gains, which increased $3.7 million, or 109.0%, to $7.0 million in 2003, other income increased $9.1 million, or 18.2%.

The most significant increase in other income for the first six months of 2003 was realized in mortgage banking income, which increased $5.7 million, or 94.5%, to $11.8 million. The Corporation has devoted additional resources to mortgage banking activities to provide enhanced mortgage lending services throughout its geographic markets. In addition, the national average rate for new fixed rate mortgage loans decreased 173 basis points from 7.16% in January of 2002 to 5.43% in June of 2003. These factors contributed to a $106.9 million increase in mortgage loan originations to $594.9 million in the first six months of 2003 as compared to $488.0 million in the first six months of 2002. In order to limit interest rate risk, the Corporation generally sells the qualifying fixed rate mortgage loans it originates. These sales resulted in gains of $11.7 million for the first six months of 2003, compared to $5.3 million in the first six months of 2002. The national average rate for 30-year fixed rate mortgage loans increased to 5.80% in July of 2003. A sustained increase in mortgage rates may result in a reduction in mortgage banking income in the future.

Investment management and trust services income increased $2.4 million, or 16.3%, due to an increase in brokerage service fee income, particularly on fixed-rate annuities which have become popular in the current rate and economic environment. Service charges on deposit accounts increased $633,000, or 3.5%, mainly due to growth in savings and demand deposits. Other service charges and fees increased $916,000, or 10.9%, as the scope and penetration of the Corporation's other services continued to expand.

Income from debit card transactions increased $315,000, or 13.5%, to $2.6 million for the first six months of 2003 due to an increase in purchase volumes. In response to recent legal settlements between VISA and MasterCard and a third party, the earnings rate paid by these companies on debit card purchase volumes is expected to decrease by at least one third from August 1, 2003 through the end of 2003. Due to uncertainties created by the terms of these settlements, the impact on debit card income for the Corporation beyond 2003 cannot reasonably be projected.

Other income decreased $557,000 to $2.2 million, mainly due to a reversal of $848,000 of negative goodwill during the first six months of 2002.

Investment securities gains increased $3.7 million, or 108.8%. Investment securities gains during the first six months of 2003 consisted of realized gains of $7.0 million on the sale of equity securities and $3.2 million on the sale of available for sale debt securities. These gains were offset by $3.2 million of losses recognized for equity securities exhibiting other than temporary impairment. Improvements, in the equity markets, particularly in the second quarter of 2003, bolstered the value of the Corporation's equity portfolio, resulting in increased realized security gains.

Other Expenses
--------------

Total other expenses for the first six months of 2003 were $113.9 million, a $2.5 million, or 2.3%, increase over the same period in 2002. The largest increases were in salaries and benefits, which increased $4.1 million, or 6.5%, and occupancy expense, which increased $1.3 million, or 15.6%. These increases were partially offset by decreases in equipment expense of $247,000, or 4.5%, data processing expense of $523,000 or 8.5%, advertising of $634,000, or 17.4% , and other expense of $1.6 million, or 6.7%.

Salaries and employee benefits increased $4.1 million, or 6.5 %, to $67.8 million in comparison to the first six months of 2002 of $63.7 million. The salary expense component increased $3.1 million, or 6.1%, driven by increases in commissions paid in mortgage banking and trust services and normal salary increases for existing employees. The employee benefits component of the expense increased $823,000, or 7.4%, due mainly to rising retirement plan expenses.

Net occupancy expense increased $1.3 million, or 15.6%, over the same period in 2002, due to general increases in rental costs and real estate taxes. In addition, utilities expense and snow removal costs increased significantly during the first quarter of 2003 due to the relatively harsh winter in the Corporation's geographic locations.

Equipment expense decreased $247,000, or 4.5%, due to a reduction in depreciation expense as certain equipment became fully depreciated during the period. Data Processing expense decreased $523,000, or 8.5% due to favorable renegotiations of certain third-party contracts. Advertising expense decreased $634,000, or 17.4%, due to a significant branding campaign at the Corporation's lead bank in 2002. Other expense decreased $1.6 million, or 6.7%, to $21.6 million in 2003.

Income Taxes
------------

Income tax expense for the six months ended June 30, 2003 was $28.8 million, a $1.7 million, or 6.1%, increase from $27.2 million in 2002. The Corporation's effective tax rate was approximately 29.7% in 2003 as compared to 29.4% in 2002. The effective rate is lower than the federal statutory rate of 35%, due mainly to investments in tax-free municipal securities and Federal tax credits from investments in low and moderate income housing partnerships

FINANCIAL CONDITION
-------------------

Total assets of the Corporation at June 30, 2003 increased $231.5 million, or 2.8%, to $8.6 billion at June 30, 2003 from $8.4 billion at December 31, 2002. Investment securities increased $132.5 million, or 5.5%, as the growth in deposits and borrowings exceeded loan growth. The Corporation used the excess funds to purchase investment securities, particularly mortgage-backed securities, which grew $92.8 million, or 5.0%.

Loans outstanding, net of unearned income, increased $74.3 million, or 1.4%, during the period. Commercial loans and commercial mortgages increased $103.6 million, or 3.2%, offset by a decrease in residential mortgages ($28.1 million, or 2.3%) as a result of refinance activity. In addition, consumer loans and leases declined $23.1 million, or 3.7%.

Cash and due from banks increased $39.4 million, or 12.5%, during the period due to fluctuations in the normal course of business. Accrued interest receivable decreased $3.6 million to $32.0 million at June 30, 2003 as a result of decreases in interest rates. Other assets increased $4.0 million to $117.1 million due to an increase in deferred tax assets as the net unrealized gain on investment securities decreased.

Deposits increased $191.5. million, or 3.1%, from December 31, 2002. Savings deposits and demand deposits increased by $215.1 million and $67.5 million, respectively, while time deposits decreased $91.1 million. This reflects a continuing sentiment in the financial community that interest rates will start to rise in the future, leaving consumers reluctant to invest in time deposits at the current lower rates.

Short-term borrowings, which consist mainly of Federal funds purchased and customer cash management accounts, decreased $32.2 million, or 5.1%, during the first six months of 2003. Federal funds purchased decreased $80 million, or 24.2%, while customer cash management accounts increased $49.8 million, or 16.7%. Federal funds purchased decreased as a result of the increase in deposits exceeding the demand for loans. Long-term debt decreased $1.1 million, or 0.2%, as a result of maturing Federal Home Loan Bank advances.

Other liabilities increased $66.7 million, or 85.9%, mainly due to $73.0 million of investment securities which were purchased in June, but had not yet settled at June 30, 2003.

Capital Resources
-----------------

Total shareholders' equity increased $9.9 million during the first six months of 2003. Increases due to net income of $68.1 million and $4.0 million in issuances of stock, were offset by $32.0 million in cash dividends to shareholders, $21.3 million of stock repurchases and $8.9 million in net unrealized losses on securities.

The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation's financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of June 30, 2003, the Corporation and each of its bank subsidiaries met the minimum capital requirements. In addition, the Corporation and each of its bank subsidiaries' capital ratios exceeded the amounts required to be considered "well-capitalized" as defined in the regulations.

On December 17, 2002, the Board of Directors approved a program to repurchase up to 3.2 million shares through June 30, 2003 (the plan was subsequently extended to December 31, 2003). Stock repurchased was added to the Corporate treasury to be used for general corporate purposes. During the first six months of 2003, the Corporation repurchased 1.2 million shares under this plan.

Liquidity
---------

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

The Corporation's sources and uses of cash were discussed in general terms in the net interest income section of Management's Discussion. The Consolidated Statements of Cash Flows provide additional information. The Corporation generated $86.7 million in cash from operating activities during the first six months of 2003, mainly due to net income. Investing activities resulted in a net cash outflow of $157.9 million, compared to a net cash outflow of $194.8 million in 2002, as proceeds from sales and maturities of investment securities increased in proportion to purchases, as compared to the prior year. Finally, financing activities resulted in a net inflow of $110.6 million as excess funds from net deposit growth exceeded payments of borrowings and net common stock activity.

Liquidity must also be managed at the Fulton Financial Corporation Parent Company level. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from subsidiary banks to the Parent Company in the form of loans and dividends. Generally, these limitations are based on the subsidiary banks' regulatory capital levels and their net income. The Parent Company has historically been able to meet its cash needs through normal, allowable dividends and loans. If additional cash needs arise that cannot be met through such dividends and loans, the Parent Company may need to pursue alternative funding sources, including stock or debt issuances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------------------

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

Equity Market Price Risk
------------------------

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation's equity investments consist primarily of common stocks of publicly traded financial institutions with a cost basis of approximately $73.8 million and a fair value of $82.9 million at June 30, 2003. The Corporation's financial institutions stock portfolio had gross unrealized gains of approximately $11.0 million at June 30, 2003.

Although the carrying value of equity investments accounted for less than 1.0% of the Corporation's total assets, the unrealized gains on the portfolio represent a potential source of revenue. The Corporation has a history of periodically realizing gains from this portfolio and, if values were to decline significantly, this revenue source could be lost.

Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the companies. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation's equity securities are classified as trading. Future cash flows from these investments are not provided in the table on page 24, as such investments do not have maturity dates.

Certain of the Corporation's equity investments had shown negative returns in tandem with the general performance of equity markets, as of the end of the first quarter of 2003. The Corporation had evaluated, based on current and proposed accounting guidance, whether the decreases in value of any of these investments constituted "other than temporary" impairment which would require a write-down through a charge to earnings. During the first quarter of 2003, the Corporation recorded a pre-tax charge of $3.2 million for specific equity securities which were determined to exhibit "other than temporary" impairment in value as of March 31, 2003. During the second quarter of 2003, these securities showed unrealized gains of $600,000 compared to their adjusted carrying amounts. The Corporation continues to monitor its portfolio and will record additional impairment charges if appropriate.

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

                                                         Expected Maturity Period
                            -----------------------------------------------------------------------------               Estimated
                                2003         2004         2005         2006         2007        Beyond        Total     Fair Value
                            -----------  -----------  -----------  -----------  -----------  ------------  -----------  -----------
Fixed rate loans (1) ....   $   933,973  $   624,337  $   438,576  $   295,556  $   187,412  $    448,648  $ 2,928,502  $ 3,168,897
   Average rate .........          6.76%        7.00%        6.95%        7.02%        6.95%         7.09%        6.93%
Floating rate loans (1) .       935,635      302,082      219,685      180,739      141,282       683,473    2,462,896    2,430,298
   Average rate .........          5.08%        5.27%        5.31%        5.34%        4.52%         4.33%        4.90%

Fixed rate
 investments (2) ........     1,267,779      526,641      222,952      123,332      110,653       128,290    2,379,647    2,410,429
   Average rate .........          3.89%        3.74%        3.91%        4.31%        4.53%         3.76%        3.90%
Floating rate
 investments (2) ........         1,000           --           --           --           --         6,612        7,612        7,612
   Average rate .........          7.48%          --           --           --           --          3.35%        3.89%

Other interest-earning
 assets .................        65,611           --           --           --           --            --       65,611       65,611
   Average rate .........          5.78%          --           --           --           --            --         5.78%
                            -------------------------------------------------------------------------------------------------------
Total ...................   $ 3,203,998  $ 1,453,060  $   881,213  $   599,627  $   439,347  $  1,267,023  $ 7,844,268  $ 8,082,847
   Average rate .........          5.11%        5.46%        5.77%        5.96%        5.56%         5.24%        5.36%
                            -------------------------------------------------------------------------------------------------------
Fixed rate deposits (3) .   $ 1,234,086  $   517,051  $   174,787  $   177,079  $    94,482  $     74,293  $ 2,271,778  $ 2,335,977
   Average rate .........          2.56%        3.53%        3.58%        4.76%        4.29%         4.80%        3.18%
Floating rate
 deposits (4) ...........     1,588,009      155,933      155,933      155,933      155,933     1,953,504    4,165,245    4,165,245
   Average rate .........          0.97%        0.12%        0.12%        0.12%        0.12%         0.11%        0.44%

Fixed rate
 borrowings (5) .........        41,281        5,262       78,257       10,272      140,417       258,967      534,456      580,683
   Average rate .........          4.61%        6.38%        6.29%        3.44%        4.72%         5.13%        5.13%
Floating rate
 borrowings (6) .........       599,995           --           --           --           --            --      599,995      599,995
   Average rate .........          1.00%          --           --           --           --            --         1.00%
                            -------------------------------------------------------------------------------------------------------
Total ...................   $ 3,463,371  $   678,246  $   408,977  $   343,284  $   390,832  $  2,286,764  $ 7,571,474  $ 7,681,900
   Average rate .........          1.59%        2.77%        2.78%        2.61%        2.78%         0.83%        1.64%
                            -------------------------------------------------------------------------------------------------------

Assumptions:
-----------
<F1> (1)  Based on contractual maturities, adjusted for expected prepayments.
<F2> (2)  Based on contractual maturities, adjusted for expected prepayments on mortgage-backed securities.
<F3> (3)  Based on contractual maturities of time deposits.
<F4> (4)  Money market and Super NOW deposits are shown in first year. NOW and savings accounts are spread based on history of deposit flows.
<F5> (5)  Amounts are based on expected payoffs and calls of Federal Home Loan
          Bank advances.
<F6> (6)  Amounts are Federal funds purchased and securities sold under agreements to repurchase, which mature in less than 90 days.

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

Static gap provides a measurement of repricing risk in the Corporation's balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation's assets and liabilities into repricing periods based on contractual repricings and maturities and other assumptions. The assumptions used are monitored and periodically revised based on current market conditions. Core deposits not having a contractual maturity are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans held and for mortgage-backed securities reflect both contractual maturities and estimated prepayments based upon industry projections for prepayment speeds.

The Corporation's policy provides that the cumulative 6-month gap should be managed to within plus or minus 15% of total earning assets. In the current interest rate environment, the Corporation's gap has continued to trend positive as the majority of the commercial loan growth has been floating rate and significant amounts of long-term fixed rate residential mortgages have prepaid. The Corporation will continue to focus on strategies to reduce the gap in the third quarter.

Simulation of net interest income and of net income is performed for the next twelve-month period. A variety of interest rate scenarios is used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of earnings is used primarily to measure the Corporation's short-term earnings exposure to rate movements. The Corporation's policy limits the potential exposure of net interest income to 10% of the base case net interest income for every 100 basis point "shock" in interest rates. A "shock' is an immediate upward or downward movement of interest rates across the yield curve based upon changes in the prime rate. The following table summarizes the expected impact of interest rate shocks on net interest income. These results are not necessarily indicative of future operating results, nor do they reflect certain actions that the Corporation may take in response to future interest rate changes.

                Annual change
               in net interest
Rate Shock          income          % Change
----------     ---------------     ---------
 +300 bp       +$ 34.6 million        + 12.2%
 +200 bp       +$ 26.5 million        +  9.4%
 +100 bp       +$ 16.7 million        +  5.9%
 -100 bp       -$ 17.5million         -  6.2%

Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term re-pricing risks and options in the Corporation's balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point "shock" movement in interest rates. The following table summarizes the expected impact of interest rate shocks on economic value of equity.

                  Change in
                economic value
 Rate Shock        of equity        % Change
-----------     ---------------     ---------
 +300 bp        -$ 31.5million          + 2.3%
 +200 bp        +$ 34.1million          + 2.4%
 +100 bp        +$ 43.2million          + 3.1%
 -100 bp        -$ 38.1million          - 2.7%

Item 4.  Controls and Procedures
--------------------------------------------------------------------------------

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Corporation's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in our internal control over financial reporting during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION
----------------------------

Item 6.  Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------

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

     (b)  Reports on Form 8-K:

          (1) Form 8-K dated April 15, 2003 reporting a presentation made at Fulton Financial Corporation's Annual Meeting of Shareholders which provided an overview of the Corporation's 2002 performance.

          (2) Form 8-K dated April 15, 2003 filing the Corporation's press release of financial results for the quarter-ended March 31, 2003.

          (3) Form 8-K dated June 11, 2003 reporting a presentation at an investor meeting to provide an overview of the Corporation's strategy and performance.

          (4) Form 8-K dated July 15, 2003 filing the Corporation's press release of financial results for the quarter-ended June 30, 2003.

          (5) Form 8-K dated July 29, 2003 reporting a presentation at an investor meeting to provide an overview of the Corporation's strategy and performance.

          (6) Form 8-K dated August 4, 2003 reporting the effective date of the Premier Bancorp, Inc. acquisition.

          (7)  FULTON FINANCIAL CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULTON FINANCIAL CORPORATION


Date:  August 13,  2003                   /s/ Rufus A. Fulton, Jr.
     ------------------------             --------------------------------------
                                          Rufus A. Fulton, Jr.
                                          Chairman and Chief Executive Officer


Date:  August 13,  2003                   /s/ Charles J. Nugent
     ------------------------             --------------------------------------
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

31 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.