Form 10-Q
period 2003-09-30
FULTON FINANCIAL CORP
filed 2003-11-14
CIK 700564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003 ,

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-10587

FULTON FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-2195389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Penn Square, P.O. Box 4887 Lancaster, Pennsylvania	17604
(Address of principal executive offices)	(Zip Code)

(717) 291-2411

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $2.50 Par Value – 108,450,000 shares outstanding as of October 31, 2003.

FULTON FINANCIAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003

Item 1. Financial Statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except per-share data)

	September 30 2003	December 31 2002
ASSETS
Cash and due from banks	$333,253	$314,857
Interest-bearing deposits with other banks	7,514	7,899
Mortgage loans held for sale	53,707	70,475
Investment securities:
Held to maturity (Fair value: $26,252 in 2003 and $34,135 in 2002)	25,412	32,684
Available for sale	2,680,051	2,383,607

Loans, net of unearned income	5,844,788	5,317,068
Less: Allowance for loan losses	(77,857)	(71,920)

Net Loans	5,766,931	5,245,148

Premises and equipment	121,822	123,450
Accrued interest receivable	31,385	35,527
Goodwill	123,565	61,048
Other assets	136,649	113,083

Total Assets	$9,280,289	$8,387,778

LIABILITIES
Deposits:
Noninterest-bearing	$1,259,811	$1,118,227
Interest-bearing	5,574,356	5,127,301

Total Deposits	6,834,167	6,245,528

Short-term borrowings:
Securities sold under agreements to repurchase	396,744	297,556
Federal funds purchased	387,343	330,000
Demand notes of U.S. Treasury	5,070	4,638

Total Short-Term Borrowings	789,157	632,194

Accrued interest payable	26,766	27,608
Other liabilities	75,882	77,651
Federal Home Loan Bank Advances and long-term debt	594,841	535,555
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust	32,000	5,500

Total Liabilities	8,352,813	7,524,036

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 400 million shares authorized, 114.0 million shares issued	284,962	259,943
Additional paid-in capital	636,934	481,028
Retained earnings	99,014	138,501
Accumulated other comprehensive income	4,569	34,801
Treasury stock (5.5 million shares in 2003 and 3.0 million shares in 2002)	(98,003)	(50,531)

Total Shareholders’ Equity	927,476	863,742

Total Liabilities and Shareholders’ Equity	$9,280,289	$8,387,778

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per-share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
INTEREST INCOME
Loans, including fees	$85,159	$92,072	$254,812	$280,977
Investment securities:
Taxable	16,512	21,489	55,636	62,303
Tax-exempt	2,740	2,489	7,786	7,361
Dividends	904	1,015	3,205	2,971
Other interest income	592	91	1,818	230

Total Interest Income	105,907	117,156	323,257	353,842

INTEREST EXPENSE
Deposits	22,773	31,353	72,480	95,767
Short-term borrowings	1,515	1,510	4,960	5,080
Long-term debt	7,840	6,455	22,030	19,269

Total Interest Expense	32,128	39,318	99,470	120,116

Net Interest Income	73,779	77,838	223,787	233,726
PROVISION FOR LOAN LOSSES	2,190	4,370	7,515	9,830

Net Interest Income After Provision for Loan Losses	71,589	73,468	216,272	223,896

OTHER INCOME
Investment management and trust services	8,527	6,890	25,679	21,633
Service charges on deposit accounts	9,810	9,506	28,527	27,590
Other service charges and fees	4,782	4,693	14,076	13,071
Mortgage banking income	6,100	5,807	17,892	11,871
Investment securities gains	6,990	2,677	14,028	6,047
Other	1,304	1,827	3,510	4,590

Total Other Income	37,513	31,400	103,712	84,802

OTHER EXPENSES
Salaries and employee benefits	35,516	33,336	103,330	97,001
Net occupancy expense	4,982	4,556	14,869	13,111
Equipment expense	2,618	2,859	7,886	8,374
Data processing	2,864	3,018	8,504	9,181
Advertising	1,570	1,336	4,589	4,989
Intangible amortization	622	359	1,341	1,078
Other	11,378	11,109	32,978	34,271

Total Other Expenses	59,550	56,573	173,497	168,005

Income Before Income Taxes	49,552	48,295	146,487	140,693
INCOME TAXES	15,170	14,474	44,000	41,652

Net Income	$34,382	$33,821	$102,487	$99,041

PER-SHARE DATA:
Net income (basic)	$0.32	$0.31	$0.96	$0.92
Net income (diluted)	0.32	0.31	0.96	0.91
Cash dividends	0.160	0.143	0.463	0.415

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Dollars in thousands, except per-share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2002	106,162,000	$259,943	$481,028	$138,501	$34,801	$(50,531)	$863,742
Comprehensive Income:
Net income				102,487			102,487
Other – net unrealized loss on securities (net of $11.4 million tax benefit)					(21,114)		(21,114)
Less – reclassification adjustment for gains included in net income (net of $4.9 million tax expense)					(9,118)		(9,118)

Total comprehensive income							72,255

Stock issued	512,300		(3,433)			8,912	5,479
Stock issued for acquisition of Premier Bancorp, Inc.	4,615,700	12,021	79,848			(3,692)	88,177
Stock dividend – 5%		12,998	79,491	(92,526)			(37)
Acquisition of treasury stock	(2,729,000)					(52,692)	(52,692)
Cash dividends - $0.463 per share				(49,448)			(49,448)

Balance at September 30, 2003	108,561,000	$284,962	$636,934	$99,014	$4,569	$(98,003)	$927,476

Balance at December 31, 2001	108,429,000	$207,962	$536,235	$65,649	$12,970	$(11,362)	$811,454
Comprehensive Income:
Net income				99,041			99,041
Other – net unrealized gain on securities (net of $9.9 million tax expense)					18,374		18,374
Less – reclassification adjustment for gains included in net income (net of $2.1 million tax expense)					(3,930)		(3,930)

Total comprehensive income							113,485

Stock issued	344,000		(2,997)			6,346	3,349
Stock split paid in the form of a 25% stock dividend		51,981	(52,050)				(69)
Acquisition of treasury stock	(1,698,000)					(30,059)	(30,059)
Cash dividends - $0.415 per share				(44,967)			(44,967)

Balance at September 30, 2002	107,075,000	$259,943	$481,188	$119,723	$27,414	$(35,075)	$853,193

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$102,487	$99,041
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,515	9,830
Depreciation and amortization of premises and equipment	9,349	9,550
Net amortization of investment security premiums	16,155	1,502
Investment security gains	(14,028)	(6,047)
Net decrease (increase) in mortgage loans held for sale	18,020	(26,126)
Amortization of intangible assets	1,341	1,078
Decrease in accrued interest receivable	4,142	2,855
Decrease (increase) in other assets	3,552	(1,082)
Decrease in accrued interest payable	(3,855)	(5,468)
(Decrease) increase in other liabilities	(6,759)	1,251

Total adjustments	35,432	(12,657)

Net cash provided by operating activities	137,919	86,384

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	442,369	23,765
Proceeds from maturities of securities held to maturity	14,557	15,824
Proceeds from maturities of securities available for sale	1,257,386	489,080
Purchase of securities held to maturity	(7,331)	(5,027)
Purchase of securities available for sale	(1,877,724)	(863,088)
Decrease in short-term investments	16,293	2,138
Net (increase) decrease in loans	(164,583)	34,506
Net cash acquired from Premier Bancorp, Inc	17,222	—
Net purchases of premises and equipment	(2,745)	(6,651)

Net cash used in investing activities	(304,556)	(309,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in demand and savings deposits	340,745	295,135
Decrease in time deposits	(206,456)	(22,735)
Decrease in long-term debt	(5,240)	(7,906)
Increase (decrease) in short-term borrowings	150,410	(16,019)
Dividends paid	(47,213)	(43,555)
Net proceeds from issuance of common stock	5,479	3,280
Acquisition of treasury stock	(52,692)	(30,059)

Net cash provided by financing activities	185,033	178,141

Net Increase (Decrease) in Cash and Due From Banks	18,396	(44,928)
Cash and Due From Banks at Beginning of Period	314,857	356,539

Cash and Due From Banks at End of Period	$333,253	$311,611

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$103,325	$125,584
Income taxes	37,851	37,798

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be experienced for the year ending December 31, 2003.

NOTE B – Net Income Per Share

The Corporation’s basic net income per share is calculated as net income divided by the weighted average number of shares outstanding. For diluted net income per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation’s common stock equivalents consist solely of outstanding stock options.

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Weighted average shares outstanding (basic)	107,856	107,983	106,412	108,222
Impact of common stock equivalents	875	720	777	740

Weighted average shares outstanding (diluted)	108,731	108,703	107,189	108,962

NOTE C – Stock Dividend

The Corporation paid a 5% stock dividend on May 23, 2003. All share and per-share information has been restated to reflect the impact of this stock dividend.

NOTE D – Disclosures about Segments of an Enterprise and Related Information

The Corporation does not have any operating segments which require disclosure of additional information. While the Corporation owns eleven separate banks, each engages in similar activities, provides similar products and services, and operates in the same general geographical area. The Corporation’s non-banking activities are immaterial and, therefore, separate information has not been disclosed.

NOTE E – Acquisition of Premier Bancorp, Inc.

On August 1, 2003, the Corporation acquired all of the outstanding common stock of Premier Bancorp, Inc. (Premier), a $600 million financial holding company, and its wholly-owned subsidiary, Premier Bank. The total purchase price was $92.0 million, including $2.1 million of direct acquisition costs. The Corporation issued 1.407 shares of its stock for each of the 3.4 million shares of Premier outstanding on the acquisition date. The purchase price was determined based on the value of the Corporation’s stock on the date when the final terms of the acquisition were agreed to and announced.

Premier Bank is located in Doylestown, Pennsylvania and its eight community banking offices in Bucks, Northampton and Montgomery Counties, Pennsylvania complement the Corporation’s existing retail banking network.

The acquisition was accounted for as a purchase and the Corporation’s results of operations include Premier from the date of the acquisition. The purchase price was allocated based on estimated fair values on the acquisition date as follows (in thousands):

Cash and due from banks	$19,290
Other earning assets	30,701
Investment securities available for sale	168,022
Loans, net	364,715
Premises and equipment	4,976
Core deposit intangible asset	8,890
Goodwill	62,517
Other assets	5,241

Total assets acquired	664,352

Deposits	454,350
Short-term borrowings	20,094
Long-term debt	91,026
Other liabilities	6,895

Total liabilities assumed	572,365

Net assets acquired	$91,987

NOTE F – Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (Statement 148). Statement 148 clarifies the accounting for options issued in prior periods when a company elects to transition from Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) accounting to Statement 123, “Accounting for Stock-Based Compensation” (Statement 123) accounting. It also requires additional disclosures with respect to accounting for stock-based compensation. Finally, Statement No. 148 amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.

The Corporation has elected to continue application of APB 25 and related interpretations in accounting for its stock-based employee compensation plans and, accordingly, no compensation expense is reflected in net income. Had compensation cost for these plans been recorded consistent with the fair value provisions of Statements 123 and 148, the Corporation’s net income and net income per share would have been reduced to the following pro-forma amounts:

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Net income as reported	$34,382	$33,821	$102,487	$99,041
Stock based employee compensation expense under the fair value method, net of tax	1,634	1,816	1,758	1,938

Pro-forma net income	$32,748	$32,005	$100,729	$97,103

Net income per share (basic)	$0.32	$0.31	$0.96	$0.92
Pro-forma net income per share	0.30	0.30	0.95	0.90

Net income per share (diluted)	$0.32	$0.31	$0.96	$0.91
Pro-forma net income per share	0.30	0.29	0.94	0.89

NOTE G – Reclassifications

Certain amounts in the 2002 consolidated financial statements and notes have been reclassified to conform to the 2003 presentation.

NOTE H – New Accounting Standards

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (Statement 150). Statement 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity.

This statement was originally effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning on or after June 15, 2003. In November 2003 the FASB deferred the effective date of certain provisions of Statement 150 related to corporation-obligated mandatorily redeemable capital securities of subsidiary trusts. The Corporation does not expect the implementation of Statement 150 to have any material impact on its financial statements.

NOTE I – Pending Acquisition

On August 25, 2003, the Corporation entered into a merger agreement to acquire Resource Bankshares Corporation (Resource), of Virginia Beach, Virginia. Resource is an $850 million financial holding company whose primary subsidiary is Resource Bank, which operates six community banking offices in Newport News, Chesapeake, Herndon, Virginia Beach (two locations) and Richmond in Virginia. In addition, Resource operates 14 loan production and residential mortgage offices in Virginia, North Carolina, Maryland and Florida.

Under the terms of the merger agreement, each of the approximately 6.0 million shares of Resource’s common stock will be exchanged for 1.4667 shares of the Corporation’s common stock. In addition, each of the options to acquire Resource’s stock will be converted to options to purchase the Corporation’s stock. The acquisition is subject to approval by bank regulatory authorities and Resource’s shareholders, and is expected to be completed in the first half of 2004. As a result of the acquisition, Resource will be merged into the Corporation and Resource Bank will become a wholly-owned subsidiary.

The acquisition will be accounted for as a purchase. Purchase accounting requires the Corporation to allocate the total purchase price of the acquisition to the assets acquired and liabilities assumed, based on their respective fair values at the acquisition date, with any remaining acquisition cost being recorded as goodwill. Resulting goodwill balances are then subject to an impairment review on at least an annual basis. The results of Resource’s operations will be included in the Corporation’s financial statements prospectively from the date of the acquisition.

The total purchase price is estimated to be approximately $196.0 million, which includes the value of the Corporation’s stock to be issued, Resource options to be converted and certain acquisition related costs. The net assets of Resource as of September 30, 2003 were $57.0 million and accordingly, the purchase price exceeds the carrying value of the net assets by $139.0 million as of this date. The total purchase price will be allocated to the net assets acquired as of the merger effective date, based on fair market values at that date. The Corporation expects to record a core deposit intangible asset and goodwill as a result of the acquisition accounting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) concerns Fulton Financial Corporation (the Corporation), a financial holding company incorporated under the laws of the Commonwealth of Pennsylvania in 1982, and its wholly-owned subsidiaries. Management’s Discussion should be read in conjunction with the consolidated financial statements and other financial information presented in this report.

The Corporation’s results for the three and nine months ended September 30, 2003 were impacted by the August 1, 2003 acquisition of Premier Bancorp, Inc. (Premier). Where appropriate, this impact has been isolated in the discussion that follows. The terms of the acquisition are disclosed in Note E of the Notes to the Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS

The Corporation has made, and may continue to make, certain forward-looking statements with respect to its management of net interest income and margin, mergers and acquisitions, the ability to realize gains on equity investments, allowance and provision for loan losses, expected levels of certain non-interest expenses, mortgage lending volumes and the liquidity position of the Corporation and parent company. The Corporation cautions that these forward-looking statements are subject to various assumptions, risks and uncertainties. Because of the possibility of changes in these assumptions, risks and uncertainties, actual results could differ materially from forward-looking statements.

In addition to the factors identified herein, the following could cause actual results to differ materially from such forward-looking statements: pricing pressures on loan and deposit products, actions of bank and nonbank competitors, changes in local and national economic conditions, changes in regulatory requirements and regulatory oversight of the Corporation, actions of the Federal Reserve Board (FRB) and the Corporation’s success in merger and acquisition integration.

The Corporation’s forward-looking statements are relevant only as of the date on which such statements are made. By making any forward-looking statements, the Corporation assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

RESULTS OF OPERATIONS

Quarter ended September 30, 2003 versus Quarter ended September 30, 2002

Fulton Financial Corporation’s net income for the third quarter of 2003 increased $561,000, or 1.7%, in comparison to net income for the third quarter of 2002. Diluted net income per share increased $0.01, or 3.2%, to $0.32 for the quarter, compared to $0.31 for the same period in 2002. Net income for the third quarter of 2003 of $34.4 million represented an annualized return on average assets of 1.51% and an annualized return on average equity of 14.79%.

The increase from 2002 resulted from increases in other income and investment securities gains and a lower loan loss provision, offset by a decrease in net interest income and increases in expenses.

Net Interest Income

Net interest income decreased $4.1 million, from $77.8 million in 2002 to $73.8 million in 2003. Excluding Premier, net interest income decreased $6.5 million, or 8.4%. This decrease was due to continued low interest rates and slow overall loan growth. The Corporation’s average prime lending rate decreased from 4.75% in the third quarter of 2002 to 4.00% in the third quarter of 2003 as a result of the FRB reducing short-term interest rates in November, 2002 and June, 2003. These reductions in an already low interest rate environment negatively impacted the Corporation’s net interest margin as average yields on earning-assets decreased further than the average cost of deposits.

The average yield on earning assets decreased 128 basis points (a 20.3% decline) during the period while the cost of interest-bearing liabilities decreased 75 basis points (a 28.4% decline). This resulted in a 71 basis point decrease in net interest margin compared to the same period in 2002. The Corporation continues to manage its asset/liability position and interest rate risk through the methods discussed in the “Market Risk” section of Management’s Discussion.

The following table provides a comparative average balance sheet and net interest income analysis for the third quarter of 2003 as compared to the same period in 2002. All dollar amounts are in thousands.

	Quarter Ended September 30, 2003			Quarter Ended September 30, 2002
	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
ASSETS
Interest-earning assets:
Loans and leases	$5,683,795	$85,159	5.94%	$5,378,701	$92,072	6.79%
Taxable investment securities	2,218,352	16,512	2.95	1,627,876	21,489	5.24
Tax-exempt investment securities	287,297	2,740	3.78	233,740	2,489	4.22
Equity securities	128,064	904	2.80	115,390	1,015	3.49

Total Investment securities	2,633,713	20,156	3.04	1,977,006	24,993	5.02
Short-term investments	51,398	592	4.57	19,891	91	1.82

Total interest-earning assets	8,368,906	105,907	5.02%	7,375,598	117,156	6.30%
Noninterest-earning assets:
Cash and due from banks	302,248			262,971
Premises and equipment	125,835			123,775
Other assets	296,300			249,095
Less: Allowance for loan losses	(76,746)			(74,136)

Total Assets	$9,016,543			$7,937,303

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$1,213,594	$1,426	0.47%	$939,683	$1,966	0.83%
Savings deposits	1,709,803	2,468	0.57	1,534,828	4,332	1.12
Time deposits	2,522,767	18,879	2.97	2,599,115	25,055	3.82

Total Interest-bearing deposits	5,446,164	22,773	1.66	5,073,626	31,353	2.45
Short-term borrowings	695,550	1,515	0.86	387,159	1,510	1.55
Long-term debt	595,466	7,840	5.22	456,602	6,455	5.61

Total interest-bearing liabilities	6,737,180	32,128	1.89%	5,917,387	39,318	2.64%
Non-interest-bearing liabilities:
Demand deposits	1,258,183			1,066,328
Other	98,594			94,915

Total Liabilities	8,093,957			7,078,630
Shareholders’ equity	922,586			858,673

Total Liabilities and Shareholders’ Equity	$9,016,543			$7,937,303

Net interest income		$73,779			$77,838

Net interest margin (FTE)			3.62%			4.33%

(1)	Yields on tax-exempt securities are not fully taxable equivalent (FTE).

The following table summarizes the changes in interest income and expense due to changes in average balances (volume) and changes in rates.

	September 30 2003 vs. 2002 Increase (decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans and leases	$5,223	$(12,136)	$(6,913)
Taxable investment securities	7,795	(12,772)	(4,977)
Tax-exempt investment securities	570	(319)	251
Equity securities	111	(222)	(111)
Short-term investments	294	207	501

Total interest-earning assets	$13,993	$(25,242)	$(11,249)

Interest expense on:
Demand deposits	$573	$(1,113)	$(540)
Savings deposits	494	(2,358)	(1,864)
Time deposits	(736)	(5,440)	(6,176)
Short-term borrowings	1,203	(1,198)	5
Long-term debt	1,963	(578)	1,385

Total interest-bearing liabilities	$3,497	$(10,687)	$(7,190)

Approximately $237.5 million of the $305.1 million increase in average loans and $363.9 million of the $993.3 million increase in average total interest-earning assets resulted from the inclusion of Premier in the average balances from August 1, 2003 through the end of the quarter. Similarly, approximately $275.6 million of the $372.5 million increase in average interest-bearing deposits is attributable to Premier.

Interest income decreased $11.2 million, or 9.6%, mainly as a result of the 128 basis point decrease in average yields on earning assets, which accounted for a $25.2 million decline in interest income. This decrease was partially offset by an increase in interest income due to growth in average investment securities and loan balances. The interest income increase attributable to volume was $14.0 million. Excluding Premier, the decrease in interest income would have been $15.2 million, or 13.0%.

The decrease in the average yield on earning assets from the third quarter of 2002 was due to several factors. First was the general decrease in interest rates as a result of the previously mentioned actions of the FRB. Second, investment securities – which generally have lower yields than loans – became a larger component of total average earning assets. Finally, due to the high levels of mortgage refinancing activity during the period, there was an increase in prepayments of mortgage-backed securities. Prepayments negatively impact yields through the acceleration of premium amortization expense, which is netted against interest income, and the reinvestment of funds at lower rates. Premium amortization for the third quarter of 2003 was $6.8 million, including $6.3 million of accelerated amortization due to prepayments, compared to $1.1 million for the third quarter of 2002.

Average investment securities increased $656.7 million, or 33.2%, as the growth in deposits and borrowings exceeded loan growth. The Corporation used the excess funds to purchase investment securities, particularly mortgage-backed securities, which grew $555.0 million, or 37.8%. The average yield on investment securities declined 198 basis points from 5.02% in 2002 to 3.04% in 2003. Excluding accelerated amortization on mortgage-backed securities, the average yield on investment securities would have been 3.98% in 2003.

The Corporation’s average loan portfolio increased $305.1 million, or 5.7%, mainly as a result of Premier which contributed $237.5 million to the increase. Increases in commercial mortgages ($133.7 million, or 7.8%, excluding Premier), commercial loans ($93.8 million, or 6.0%, excluding Premier), and consumer loans ($36.4 million, or 2.7%, excluding Premier) were offset by a decrease in residential mortgages ($198.9 million, or 26.7%, excluding Premier). Residential mortgages continued to decline as low mortgage rates fueled refinance activity and most qualifying, originated fixed rate mortgages were sold in the secondary market. Consumer loans increased mainly due to an increase in home equity lines of credit.

Interest expense decreased $7.2 million, or 18.3%, mainly due to the 75 basis point decline in interest rates, which accounted for $10.7 million of the decrease. The net $819.8 million, or 13.9%, increase in average interest-bearing liabilities resulted in only a $3.5 million increase in interest expense due to the change in the composition of these liabilities from higher rate time deposits to lower rate demand and savings accounts and short-term borrowings. Excluding Premier, the decrease in interest expense would have been $8.7 million, or 22.1%.

Average interest bearing demand and savings deposits increased $448.9 million, or 18.1%, while time deposits decreased $76.3 million, or 2.9%. This change in the deposit mix reflects depositors’ reluctance to reinvest maturing time deposits at the current low rates. Excluding Premier, interest-bearing demand and savings deposits increased $308.2 million, or 12.5%, while time deposits decreased $211.2 million, or 8.1%.

Short-term borrowings increased $308.4 million, or 79.7%, and long-term debt increased $138.9 million, or 30.4%. The increase in average short-term borrowings was realized in customer repurchase agreements ($79.1 million, or 26.2%), and Federal funds purchased ($229.4 million, or 282.1%). Federal funds purchased were used to manage the Corporation’s interest-sensitivity gap and to fund investment securities purchases. The increase in average long-term debt was due to the Corporation locking in longer term funding during the fourth quarter of 2002 through the use of advances from the Federal Home Loan Bank (FHLB) in order to take advantage of the low interest rate environment.

Provision and Allowance for Loan Losses

The following table summarizes loans, net of unearned income as of the dates shown:

	September 30 2003	December 31 2002	September 30 2002
	(in thousands)
Commercial, financial and agricultural	$1,723,713	$1,679,100	$1,606,897
Real estate – construction	309,122	248,565	242,518
Real estate – residential mortgage	1,274,328	1,244,781	1,310,599
Real estate – commercial mortgage	1,932,735	1,527,144	1,528,167
Consumer	537,512	543,040	564,992
Leasing and other	67,378	74,438	76,328

Total Loans, net of unearned	$5,844,788	$5,317,068	$5,329,501

The following table summarizes the activity in the Corporation’s allowance for loan losses:

	Three Months Ended September 30
	2003	2002
	(dollars in thousands)
Loans outstanding at end of period (net of unearned)	$5,844,788	$5,329,501

Daily average balance of loans and leases	$5,683,795	$5,378,701

Balance at beginning of period	$72,240	$72,801

Loans charged-off:
Commercial, financial and agricultural	1,606	3,931
Real estate – mortgage	131	129
Consumer	987	1,082
Leasing and other	130	155

Total loans charged-off	2,854	5,297

Recoveries of loans previously charged-off:
Commercial, financial and agricultural	150	258
Real estate – mortgage	181	32
Consumer	461	514
Leasing and other	15	11

Total recoveries	807	815

Net loans charged-off	2,047	4,482
Provision for loan losses	2,190	4,370
Allowance purchased (Premier)	5,474	—

Balance at end of period	$77,857	$72,689

Net charge-offs to average loans (annualized)	0.14%	0.33%

Allowance for loan losses to loans outstanding	1.33%	1.36%

The following table summarizes the Corporation’s non-performing assets as of the indicated dates.

	September 30 2003	December 31 2002	September 30 2002
Nonaccrual loans	$27,155	$24,090	$29,698
Loans 90 days past due and accruing	10,286	14,095	15,872
Other real estate owned (OREO)	952	938	1,614

Total non-performing assets	$38,393	$39,123	$47,184

Non-accrual loans/Total loans	0.46%	0.45%	0.56%
Non-performing assets/Total assets	0.41%	0.47%	0.58%
Allowance/Non-performing loans	208%	188%	160%

The provision for loan losses for the third quarter of 2003 totaled $2.2 million, a decrease of $2.2 million, or 49.9%, from the same period in 2002. Net charge-offs totaled $2.0 million, or 0.14% of average loans on an annualized basis, during the third quarter of 2003, a $2.4 million, or 54.3%, decrease from $4.5 million, or 0.33% of average loans, for the third quarter of 2002. Non-performing assets decreased to $38.4 million, or 0.41% of total assets, at September 30, 2003, from $47.2 million, or 0.58% of total assets, at September 30, 2002.

The improvements in the Corporation’s asset quality as of and for the quarter ended September 30, 2003 were mainly due to one problem commercial relationship which negatively impacted asset quality in 2002. The Corporation charged off $3.4 million of this relationship in the third quarter of 2002 and placed the remaining $11.1 million balance on non-accrual status. Subsequent to September 30, 2002, approximately $5.8 million of the loans were paid off. The remaining balance continues to be on non-accrual status.

Management believes that the allowance balance of $77.9 million at September 30, 2003 is sufficient to cover losses inherent in the loan portfolio on that date and is appropriate based on accounting standards for the allowance and provision for loan losses.

Other Income

Other income for the quarter ended September 30, 2003 was $37.5 million, an increase of $6.1 million, or 19.5%, over the comparable period in 2002. Excluding investment securities gains, which increased from $2.7 million in 2002 to $7.0 million in 2003, other income increased $1.8 million, or 6.3%. Premier did not contribute significantly to the overall increase in other income.

Investment management and trust services income increased $1.6 million, or 23.8%, mainly due to an increase in brokerage service fee income, particularly on annuity sales which have become popular in the current rate and economic environment. In addition, the Corporation continued to expand the services offered by its investment management and trust services subsidiary, Fulton Financial Advisors, throughout its affiliate bank network.

Mortgage banking income increased $293,000, or 5.0%. Mortgage banking income is comprised of two components, net gains on the sales of mortgage loans and servicing income, net of the amortization of mortgage servicing rights. Net gains on sales of loans sold increased $923,000, or 17.2%, partially offset by a decrease in net servicing income of $630,000, or 144.6%. The increase in gains on sales of mortgage loans was due to the continuing historically low average rates for 30-year fixed rate mortgage loans throughout the period, and to the Corporation dedicating additional resources to enhance its mortgage banking activities throughout its markets. The decrease in net servicing income resulted from a $703,000 increase in amortization of servicing rights due to an increase in loans being sold with servicing retained as well as an increase of prepayments of serviced loans.

Although mortgage rates were generally low throughout the third quarter of 2003, an upward trend was evident. If rates continue to increase, new loan volume will likely decrease, and the Corporation will not be able to sustain its recent levels of gains on sales of mortgage loans.

Service charges on deposit accounts increased $304,000, or 3.2%, due to growth in transaction accounts, such as savings and demand deposits. Other service charges and fees increased $89,000.

Income from debit card transactions, which is included in other service charges and fees, was unchanged from the third quarter of 2002, despite increases in purchase volumes. Due to recent legal settlements between VISA and MasterCard and a third party, beginning on August 1, 2003 the earnings rate paid by these companies decreased by approximately one third. As a result, debit card income was negatively impacted by approximately $250,000 for the third quarter of 2003, or $125,000 per month. This monthly reduction is expected to continue throughout the remainder of 2003. Due to uncertainties created by the terms of these settlements, the impact on debit card income for the Corporation beyond 2003 cannot reasonably be projected.

Investment securities gains increased $4.3 million, or 161.1%, during the period. Improvements in the equity markets bolstered the value of the Corporation’s equity portfolio during the quarter, resulting in increased realized security gains.

Other Expenses

Total other expenses for the third quarter of 2003 were $59.6 million, representing an increase of $3.0 million, or 5.3%, from 2002. Total other expenses for the quarter, excluding Premier, were $57.7 million, a $1.1 million, or 2.0%, increase from 2002.

Total salaries and benefits expense increased $2.2 million, or 6.5%, with Premier contributing $879,000 to the increase. Salary expense, excluding benefits and the impact of Premier, increased $1.4 million, or 4.9%, driven by an increase in commissions for mortgage originators and investment brokerage professionals as well as normal salary increases for existing employees. Employee benefits expense decreased $52,000, or 2.5%, due to increases in retirement plan expenses being offset by decreases in health insurance as a result of recent favorable health claim experience. Despite this recent decline in costs, management expects health care costs to continue to rise in the future consistent with overall national trends.

Net occupancy expense increased $426,000, or 9.4%, over the same period in 2002, due to general increases in rental expenses and real estate taxes as a result of growth in the Corporation’s branch network. Equipment expense decreased $241,000, or 8.4%, due to a reduction in depreciation expense as certain equipment became fully depreciated during 2002. Premier did not contribute significantly to either of these expense categories.

Data processing expense decreased $154,000, or 5.1%, due to favorable renegotiations of certain contracts for data processing services. Intangible amortization increased $263,000 due to the amortization of the core deposit intangible asset recorded as a result of the Premier acquisition. Advertising expense increased $234,000, or 17.5%, and other expense increased $269,000, or 2.4%, both mainly due to Premier.

Income Taxes

Income tax expense for the third quarter of 2003 was $15.2 million, a $696,000, or 4.8%, increase from $14.5 million in 2002. The Corporation’s effective tax rate was approximately 30.6% in 2003 as compared to 30.0% in 2002. The effective rate is lower than the federal statutory rate of 35% due mainly to investments in tax-free municipal securities and Federal tax credits from investments in low and moderate income housing partnerships.

Nine Months ended September 30, 2003 versus Nine months ended September 30, 2002

The Corporation’s net income for the first nine months of 2003 increased $3.4 million, or 3.5%, in comparison to net income for the same period in 2002. Diluted net income per share increased $0.05, or 5.5%, compared to 2002. Net income for the first nine months of 2003 of $102.5 million, or $0.96 per share (basic and diluted), represented an annualized return on average assets of 1.60% and an annualized return on average equity of 15.49%. Premier’s impact on results for the nine-month period was not as pronounced as the impact for the quarter as results included Premier for only two months.

Net Interest Income

For the first nine months of 2003, net interest income decreased $9.9 million, or 4.3%. This decrease was due to decreasing interest rates and slow overall loan growth. The Corporation’s average prime lending rate decreased from 4.75% for the first nine months of 2002 to 4.17% during the same period in 2003 as a result of the FRB reducing short-term interest rates in November, 2002 and June, 2003. This reduction in an already low interest rate environment negatively impacted the Corporation’s net interest margin as average yields on earning-assets decreased further than the average cost of deposits.

The following table provides a comparative average balance sheet and net interest income analysis for the first nine months of 2003 as compared to the same period in 2002. All dollar amounts are in thousands.

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
ASSETS
Interest-earning assets:
Loans and leases	$5,473,055	$254,812	6.22%	$5,398,395	$280,977	6.96%
Taxable investment securities	2,074,947	55,636	3.58	1,519,411	62,303	5.48
Tax-exempt investment securities	260,266	7,786	4.00	228,753	7,361	4.30
Equity securities	129,895	3,205	3.30	109,197	2,971	3.64

Total Investment securities	2,465,108	66,627	3.61	1,857,361	72,635	5.23
Short-term investments	48,960	1,818	4.96	16,895	230	1.82

Total interest-earning assets	7,987,123	323,257	5.41	7,272,651	353,842	6.50
Non-interest-earning assets:
Cash and due from banks	279,650			248,964
Premises and equipment	123,681			123,834
Other assets	260,122			236,649
Less: Allowance for loan losses	(74,182)			(73,218)

Total Assets	$8,576,394			$7,808,880

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$1,116,959	$4,545	0.54%	$870,078	$4,609	0.71%
Savings deposits	1,614,721	8,090	0.67	1,506,714	12,739	1.13
Time deposits	2,498,711	59,845	3.20	2,577,925	78,419	4.07

Total Interest-bearing deposits	5,230,391	72,480	1.85	4,954,717	95,767	2.58
Short-term borrowings	634,745	4,960	1.04	425,280	5,080	1.60
Long-term debt	559,129	22,030	5.27	459,402	19,269	5.61

Total interest-bearing liabilities	6,424,265	99,470	2.07	5,839,399	120,116	2.75
Non-interest-bearing liabilities:
Demand deposits	1,170,831			1,036,553
Other	96,898			98,497

Total Liabilities	7,691,994			6,974,449
Shareholders’ equity	884,400			834,431

Total Liabilities and Shareholders’ Equity	$8,576,394			$7,808,880

Net interest income		$223,787			$233,726

Net interest margin (FTE)			3.86%			4.42%

(1) Yields on tax-exempt securities are not fully taxable equivalent (FTE).

The following table summarizes the changes in interest income and expense due to changes in average balances (volume) and changes in rates.

	September 30 2003 vs. 2002 Increase (decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans and leases	$3,886	$(30,051)	$(26,165)
Taxable investment securities	22,780	(29,447)	(6,667)
Tax-exempt investment securities	1,014	(589)	425
Equity securities	563	(329)	234
Short-term investments	437	1,151	1,588

Total interest-earning assets	$28,680	$(59,265)	$(30,585)

Interest expense on:
Demand deposits	$1,308	$(1,372)	$(64)
Savings deposits	913	(5,562)	(4,649)
Time deposits	(2,410)	(16,164)	(18,574)
Short-term borrowings	2,502	(2,622)	(120)
Long-term debt	4,183	(1,422)	2,761

Total interest-bearing liabilities	$6,496	$(27,142)	$(20,646)

Interest income decreased $30.6 million, or 8.6%, as a result of the 109 basis point decrease in average yields, which caused a $59.3 million decline in interest income. This was offset by a $28.7 million increase in interest income mainly due to growth in average investment securities balances.

Average investment securities increased $607.7 million, or 32.7%, as the growth in deposits and borrowings exceeded loan growth. The Corporation used the excess funds to purchase investment securities, particularly mortgage-backed securities, which grew $560.6 million, or 36.1%. The average yield on investment securities declined 162 basis points from 5.23% in 2002 to 3.61% in 2003. Excluding $14.7 million of accelerated premium amortization on mortgage-backed securities due to prepayments, the average yield on investment securities for the first nine months of 2003 would have been approximately 4.41%.

The Corporation’s average loan portfolio increased by approximately $74.7 million, or 1.4%. Growth in commercial mortgages ($178.2 million, or 10.6%) and commercial loans ($157.1 million, or 10.2%), was offset by declines in consumer loans ($12.8 million, or 1.0%), leases ($9.7 million, or 11.8%), and residential mortgages ($242.8 million, or 30.3%). Residential mortgages continued to decline as low mortgage rates fueled refinance activity and most qualifying originated fixed rate mortgages were sold in the secondary market. Consumer loans and leases decreased due to payoffs as consumer debt was replaced with mortgage debt and the runoff of automobile loans and leases as the Corporation elected not to compete on rate.

Interest expense decreased $20.6 million, or 17.2%, due to the decline in interest rates. The 68 basis point decline in the average cost of interest-bearing liabilities resulted in an $27.1 million decrease in interest expense. The net $584.9 million, or 10.0%, increase in average interest-bearing liabilities resulted in only a $6.5 million increase in interest expense due to the change in the composition of these liabilities.

Interest bearing demand and savings deposits increased $354.9 million, or 14.9%, while time deposits decreased $79.2 million, or 3.1%. This change in the deposit mix reflects depositors’ reluctance to reinvest maturing time deposits at the current low rates. Short-term borrowings increased $209.5 million, or 49.3%, and long-term debt increased $99.7 million, or 21.7%. The increase in average short-term borrowings was realized in customer repurchase agreements ($43.8 million, or 15.3%) and Federal funds purchased ($166.9 million, or 124.3%).

Provision for Loan Losses

The following table summarizes the activity in the Corporation’s allowance for loan losses:

	Nine Months Ended September 30
	2003	2002
	(dollars in thousands)
Loans outstanding at end of period (net of unearned)	$5,844,788	$5,329,501

Daily average balance of loans and leases	$5,473,055	$5,398,395

Balance of allowance for loan losses at beginning of period	$71,920	$71,872

Loans charged-off:
Commercial, financial and agricultural	4,542	6,284
Real estate – mortgage	1,434	1,095
Consumer	3,432	4,005
Leasing and other	357	476

Total loans charged-off	9,765	11,860

Recoveries of loans previously charged-off:
Commercial, financial and agricultural	684	736
Real estate – mortgage	552	261
Consumer	1,413	1,796
Leasing and other	64	54

Total recoveries	2,713	2,847

Net loans charged-off	7,052	9,013
Provision for loan losses	7,515	9,830
Allowance purchased (Premier)	5,474	—

Balance at end of period	$77,857	$72,689

Net charge-offs to average loans (annualized)	0.17%	0.22%

Allowance for loan losses to loans outstanding	1.33%	1.36%

The provision for loan losses for the first nine months of 2003 totaled $7.5 million, a decrease of $2.3 million, or 23.6%, from the same period in 2002. Net charge-offs totaled $7.1 million, or 0.17% of average loans on an annualized basis, during the first nine months of 2003, a $2.0 million, or 21.8%, decrease from $9.0 million, or 0.22% of average loans, for the first nine months of 2002. Non-performing assets decreased to $38.4 million, or 0.41% of total assets, at September 30, 2003, from $47.2 million, or 0.58% of total assets, at September 30, 2002.

The improvements in the Corporation’s asset quality as of and for the nine months ended September 30, 2003 were mainly due to one problem commercial relationship which negatively impacted asset quality in 2002. The Corporation charged off $3.4 million of this relationship in the third quarter of 2002 and placed the remaining $11.1 million balance on non-accrual status. Subsequent to September 30, 2002, approximately $5.8 million of the loans were paid off. The remaining balance continues to be on non-accrual status.

The provision for loan losses resulted from the Corporation’s allowance allocation procedures. Trends that would indicate the need for a higher provision include the general national and regional economies and the continued growth in the Corporation’s commercial loan and commercial mortgage portfolios, which are inherently more risky than residential mortgages. Despite these general trends, the Corporation’s loan loss provision decreased from 2002 as overall asset quality improved.

Other Income

Other income for the nine months ended September 30, 2003 was $103.7 million, an increase of $18.9 million, or 22.3%, over the comparable period in 2002. Excluding investment securities gains, which increased $8.0 million, or 132.0%, to $14.0 million in 2003, other income increased $10.9 million, or 13.9%.

The most significant increase in other income for the first nine months of 2003 was realized in mortgage banking income, which increased $6.0 million, or 50.7%, to $17.9 million. The national average rate for new fixed rate mortgage loans decreased 118 basis points from 7.16% in January of 2002 to 5.98% in September of 2003. In addition, the Corporation has dedicated additional resources to mortgage banking activities to provide enhanced mortgage lending services throughout its markets. These factors contributed to a $291.0 million increase in mortgage loan originations to $968.0 million in the first nine months of 2003 compared to $677.0 million in the first nine months of 2002. In order to limit interest rate risk, the Corporation generally sells the qualifying fixed rate mortgage loans it originates. These sales resulted in gains of $17.9 million for the first nine months of 2003, compared to $10.7 million for the first nine months of 2002.

Although mortgage rates were generally low throughout the first nine months of 2003, a recent upward trend was evident. If rates continue to increase, new loan volume will likely decrease, and the Corporation will not be able to sustain its recent levels of gains on sales of mortgage loans.

Investment management and trust services income increased $4.0 million, or 18.7%, due to an increase in brokerage service fee income, particularly on annuities which have become popular in the current rate and economic environment. Service charges on deposit accounts increased $937,000, or 3.4%, mainly due to growth in savings and demand deposits. Other service charges and fees increased $1.0 million, or 7.7%, as the scope and penetration of the Corporation’s other services continued to expand.

Other income decreased $1.1 million to $3.5 million, mainly due to the reversal of $848,000 of negative goodwill during the first nine months of 2002. This reversal resulted from the Corporation adopting Statement of Financial Accounting Standard No. 141, “Business Combinations” on January 1, 2002.

Investment securities gains increased $8.0 million, or 132.0%, to $14.0 million for the period. Investment securities gains for the first nine months of 2003 consisted of realized gains of $11.8 million on the sale of equity securities and $5.9 million on the sale of available for sale debt securities. These gains were offset by $3.4 million of losses recognized for equity securities exhibiting other than temporary impairment. Improvements in the equity markets bolstered the value of the Corporation’s equity portfolio, resulting in increased realized security gains.

Other Expenses

Total other expenses for the first nine months of 2003 were $173.5 million, a $5.5 million, or 3.3%, increase over the same period in 2002. The increase was due to increases in salaries and benefits, which grew $6.3 million, or 6.5%, and occupancy expense, which increased $1.8 million, or 13.4%. These increases were partially offset by decreases in equipment expense of $488,000, or 5.8%, data processing expense of $677,000, or 7.4%, advertising of $400,000, or 8.0%, and other expense of $1.3 million, or 3.8%.

Salaries and employee benefits increased $6.3 million, or 6.5%, to $103.3 million in comparison to $97.0 million for the first nine months of 2002. The salary expense component increased $5.5 million, or 6.8%, driven by increases in commissions paid in mortgage banking and trust services and normal salary increases for existing employees. The employee benefits component of the expense increased $856,000, or 5.1%, due mainly to rising retirement plan expenses.

Net occupancy expense increased $1.8 million, or 13.4%, over the same period in 2002, due to general increases in rental costs and real estate taxes. In addition, utilities expense and snow removal costs increased significantly during the first quarter of 2003 due to the relatively harsh winter in the Corporation’s geographic locations.

Equipment expense decreased $488,000, or 5.8%, due to a reduction in depreciation expense as certain equipment became fully depreciated during the period. Data Processing expense decreased $677,000, or 7.4%, due to favorable renegotiations of certain third-party contracts. Advertising expense decreased $400,000, or 8.0%, due to a significant branding campaign at the Corporation’s lead bank in 2002. Other expense decreased $1.3 million, or 3.8%, to $33.0 million in 2003.

Income Taxes

Income tax expense for the nine months ended September 30, 2003 was $44.0 million, a $2.3 million, or 5.6% increase from $41.7 million in 2002. The Corporation’s effective tax rate was approximately 30.0% in 2003 as compared to 29.6% in 2002. The effective rate is lower than the federal statutory rate of 35% due mainly to investments in tax-free municipal securities and Federal tax credits from investments in low and moderate income housing partnerships

FINANCIAL CONDITION

Total assets of the Corporation at September 30, 2003 increased $892.5 million, or 10.6% ($251.0 million, or 3.0%, excluding Premier), to $9.3 billion at September 30, 2003 from $8.4 billion at December 31, 2002. Investment securities increased $289.2 million, or 12.0% ($125.1 million, or 5.2%, excluding Premier), as the growth in deposits and borrowings exceeded loan growth. The Corporation used the excess funds from deposits and borrowings to purchase investment securities, particularly mortgage-backed securities, which grew $262.8 million, or 14.6% ($129.6 million, or 7.2%, excluding Premier).

Loans outstanding, net of unearned income, increased $527.7 million, or 9.9% ($160.8 million, or 3.0%, excluding Premier), during the period. Commercial loans and commercial mortgages increased $505.0 million, or 14.8% ($140.5 million, or, 4.1%, excluding Premier), and consumer loans increased $111.3 million, or 8.9% ($108.8 million, or 8.7%, excluding Premier), offset by a decrease in residential mortgages of $81.5 million, or 14.0% ($83.2 million, or 14.3%, excluding Premier), as a result of refinance activity.

Cash and due from banks increased $18.4 million, or 5.8%, during the period due to fluctuations in the normal course of business. Accrued interest receivable decreased $11.3 million to $31.4 million at September 30, 2003 as a result of decreases in interest rates.

Goodwill increased $62.5 due to the acquisition of Premier. Other assets increased $23.6 million to $136.6 million at September 30, 2003. This was due to the $8.9 million core deposit intangible asset recorded as a result of the Premier acquisition and an increase in net deferred tax assets as net unrealized gains on investment securities decreased during the period. See Note E to the Notes to Consolidated Financial Statements for a detailed discussion of the Premier acquisition.

Deposits increased $588.6 million, or 9.4% ($136.1 million, or 2.2%, excluding Premier), from December 31, 2002. Savings deposits and demand deposits increased by $241.0 million and $347.1, respectively, while time deposits increased $543,000. Excluding Premier, savings and demand deposits increased by $153.7 million, and $189.7 million, respectively, while time deposits decreased by $207.2 million. This reflects a continuing sentiment in the financial community that interest rates will start to rise in the future, leaving consumers reluctant to invest in time deposits at the current lower rates.

Short-term borrowings, which consist mainly of Federal funds purchased and customer cash management accounts, increased $157.0 million, or 24.8%, during the first nine months of 2003. Federal funds purchased increased $57.3 million, or 17.4%, while customer cash management accounts increased $99.2 million, or 33.3%. Long-term debt increased $59.8 million, or 11.2%, mainly due to the Premier acquisition. Corporation-obligated mandatorily redeemable capital securities of subsidiary trust increased $26.5 million due to the Premier acquisition.

Capital Resources

Total shareholders’ equity increased $63.7 million during the first nine months of 2003. Increases due to net income of $102.5 million and $88.2 million due to the stock issued for the Premier acquisition were offset by $49.4 million in cash dividends to shareholders, $52.7 million of stock repurchases and $30.2 million in net unrealized losses on securities.

The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of September 30, 2003, the Corporation and each of its bank subsidiaries met the minimum capital requirements. In addition, the Corporation and each of its bank subsidiaries’ capital ratios exceeded the amounts required to be considered “well-capitalized” as defined in the regulations.

The Corporation has a stock repurchase plan that was originally approved by the Board of Directors in December 2002 and is currently scheduled to terminate in June 2004. This Plan allows for the repurchase of up to 5.8 million shares of the Corporation’s common stock to be used for general corporate purposes.

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

The Corporation’s sources and uses of cash were discussed in general terms in the net interest income section of Management’s Discussion. The Consolidated Statements of Cash Flows provide additional information. The Corporation generated $137.9 million in cash from operating activities during the first nine months of 2003, mainly due to net income. Investing activities resulted in a net cash outflow of $304.6 million, compared to a net cash outflow of $309.5 million in 2002, as proceeds from sales and maturities of investment securities decreased in proportion to purchases in both periods. Finally, financing activities resulted in a net inflow of $185.0 million as excess funds from net deposit growth exceeded payments of borrowings and net common stock activity.

Liquidity must also be managed at the Fulton Financial Corporation parent company level. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from subsidiary banks to the Parent Company in the form of loans and dividends. Generally, these limitations are based on the subsidiary banks’ regulatory capital levels and their net income. The Parent Company has historically been able to meet its cash needs through normal, allowable dividends and loans. If additional cash needs arise that cannot be met through such dividends and loans, the Parent Company may need to pursue alternative funding sources, including stock or debt issuances.

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

Equity Market Price Risk

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s equity investments consist primarily of common stocks of publicly traded financial institutions with a cost basis of approximately $75.8 million and a fair value of $86.0 million at September 30, 2003. The Corporation’s financial institutions stock portfolio had gross unrealized gains of approximately $11.4 million at September 30, 2003.

Although the carrying value of equity investments accounted for less than 1.0% of the Corporation’s total assets, the unrealized gains on the portfolio represent a potential source of revenue. The Corporation has a history of periodically realizing gains from this portfolio and, if values were to decline significantly, this revenue source could be lost.

Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the companies. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation’s equity securities are classified as trading. Future cash flows from these investments are not provided in the table on page 26, as such investments do not have maturity dates.

Certain of the Corporation’s equity investments had shown negative returns in tandem with the general performance of equity markets during the past year. The Corporation had evaluated, based on current and proposed accounting guidance, whether the decreases in value of any of these investments constituted “other than temporary” impairment which would require a write-down through a charge to earnings. During the fourth quarter of 2002, the first quarter of 2003, and the third quarter of 2003 the Corporation recorded pre-tax charges of $342,000, $3.2 million, and $175,000, respectively, for specific equity securities which were determined to exhibit “other than temporary” impairment in value as of the end of those periods. At September 30, 2003 these securities showed unrealized gains of $900,000 compared to their adjusted carrying amounts. The Corporation continues to monitor its portfolio and will record additional impairment charges if appropriate.

In addition to its equity portfolio, the Corporation’s investment management and trust services revenue could be impacted by fluctuations in the securities markets. A portion of the Corporation’s trust revenue is based on the value of the underlying investment portfolios. If securities markets contract, the Corporation’s revenue could be negatively impacted. In addition, the ability of the Corporation to sell its equities brokerage services is dependent, in part, upon consumers’ level of confidence in the outlook for rising securities prices.

Interest Rate Risk

Interest rate risk creates exposure in two primary areas. First, changes in rates have an impact on the Corporation’s liquidity position and could affect its ability to meet obligations and continue to grow. Second, movements in interest rates can create fluctuations in the Corporation’s net income and changes in the economic value of its equity.

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

The following table provides information about the Corporation’s interest rate sensitive financial instruments. The table provides expected cash flows and weighted average rates for each significant interest rate sensitive financial instrument, by expected maturity period. None of the Corporation’s financial instruments are classified as trading

	Expected Maturity Period						Total	Estimated Fair Value
	2003	2004	2005	2006	2007	Beyond
Fixed rate loans (1)	$969,226	$667,288	$516,698	$397,038	$278,107	$557,694	$3,386,051	$3,536,630
Average rate	6.56%	6.63%	6.59%	6.70%	6.54%	6.89%	6.65%
Floating rate loans (1)	939,221	260,448	200,128	169,783	126,738	762,419	2,458,737	2,461,116
Average rate	4.74%	4.57%	4.47%	4.38%	4.35%	4.22%	4.49%

Fixed rate investments (2)	885,491	473,080	303,575	220,491	289,953	498,525	2,671,115	2,678,606
Average rate	3.15%	3.47%	3.60%	3.89%	3.99%	3.58%	3.49%
Floating rate investments (2)	433	—	—	—	—	5,015	5,448	5,513
Average rate	5.85%	—	—	—	—	3.04%	3.26%

Other interest-earning assets	61,221	—	—	—	—	—	61,221	61,221
Average rate	6.03%	—	—	—	—	—	6.03%

Total	$2,855,592	$1,400,816	$1,020,401	$787,312	$694,798	$1,823,653	$8,582,572	$8,743,086
Average rate	4.89%	5.18%	5.28%	5.41%	5.08%	4.86%	5.04%

Fixed rate deposits (3)	$1,232,516	$501,898	$153,989	$237,911	$84,413	$74,341	$2,285,068	$2,345,321
Average rate	2.35%	3.25%	3.59%	4.74%	3.52%	4.67%	3.00%
Floating rate deposits (4)	1,957,669	158,894	158,894	158,894	158,894	1,955,854	4,549,099	4,549,099
Average rate	0.98%	0.18%	0.18%	0.18%	0.18%	0.14%	0.51%

Fixed rate borrowings (5)	54,286	83,589	603	10,755	210,624	270,690	630,547	657,574
Average rate	4.86%	6.29%	5.09%	3.50%	4.95%	5.12%	5.17%
Floating rate borrowings (6)	785,452	—	—	—	—	—	785,452	789,425
Average rate	0.66%	—	—	—	—	—	0.66%

Total	$4,029,923	$744,381	$313,486	$407,560	$453,931	$2,300,885	$8,250,166	$8,341,419
Average rate	1.39%	2.94%	1.86%	2.93%	3.02%	0.87%	1.57%

Assumptions:

(1)	Based on contractual maturities, adjusted for expected prepayments.
(2)	Based on contractual maturities, adjusted for expected prepayments on mortgage-backed securities and expected calls on agency and municipal securities.
(3)	Based on contractual maturities of time deposits.
(4)	Money market and Super NOW deposits are shown in first year. NOW and savings accounts are spread based on history of deposit flows.
(5)	Amounts are based on expected payoffs and calls of Federal Home Loan Bank advances.
(6)	Amounts are Federal funds purchased and securities sold under agreements to repurchase, which mature in less than 90 days.

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

Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into repricing periods based on contractual repricings and maturities and other assumptions. The assumptions used are monitored and periodically revised based on current market conditions. Core deposits not having a contractual maturity are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans held and for mortgage-backed securities reflect both contractual maturities and estimated prepayments based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative 6-month gap to plus or minus 15% of total earning assets. The cumulative 6-month gap as of September 30, 2003 was 0.98.

Simulation of net interest income and of net income is performed for the next twelve-month period. A variety of interest rate scenarios is used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of earnings is used primarily to measure the Corporation’s short-term earnings exposure to rate movements. The Corporation’s policy limits the potential exposure of net interest income to 10% of the base case net interest income for every 100 basis point “shock” in interest rates. A “shock’ is an immediate upward or downward movement of interest rates across the yield curve based upon changes in the prime rate. The following table summarizes the expected impact of interest rate shocks on net interest income. These results are not necessarily indicative of future operating results, nor do they reflect certain actions that the Corporation may take in response to future interest rate changes.

Rate Shock	Annual change in net interest income	% Change
+300 bp	+$ 15.8 million	+ 5.4%
+200 bp	+$ 10.3 million	+ 3.5%
+100 bp	+$ 6.5 million	+ 2.3%
-100 bp	-$ 12.9 million	- 4.5%

Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term re-pricing risks and options in the Corporation’s balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point “shock” movement in interest rates. The following table summarizes the expected impact of interest rate shocks on economic value of equity.

Rate Shock	Change in economic value of equity	% Change
+300 bp	-$ 77.9 million	- 6.5%
+200 bp	-$ 65.4 million	- 5.4%
+100 bp	-$ 27.1 million	- 2.3%
-100 bp	-$ 14.6 million	- 1.2%

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in our internal control over financial reporting during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits — The following is a list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report:

(3)	Articles of incorporation, as amended and restated, and Bylaws of Fulton Financial Corporation, as amended – Incorporated by reference from Exhibit 3 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(4)	Instruments defining the right of securities holders, including indentures:

(a)	Rights Agreement dated June 20, 1989, as amended and restated on April 27, 1999 between Fulton Financial Corporation and Fulton Bank - Incorporated by reference from Exhibit 1 of the Fulton Financial Corporation Current Report on Form 8-K dated April 27, 1999.

(10)	Material Contracts - Executive Compensation Agreements and Plans:

(a)	Severance Agreements entered into between Fulton Financial and: Rufus A. Fulton, Jr., as of April 17, 1984; R. Scott Smith, Jr., as of May 17, 1988; Richard J Ashby, Jr., as of May 17, 1988; and Charles J. Nugent, as of November 19, 1992 – Incorporated by reference from Exhibit 10(a) of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(b)	Incentive Stock Option Plan adopted September 19, 1995 - Incorporated by reference from Exhibit A of Fulton Financial Corporation’s 1996 Proxy Statement.

(b)	Reports on Form 8-K:

(1)	Form 8-K dated July 15, 2003 filing the Corporation’s press release of financial results for the quarter ended June 30, 2003.

(2)	Form 8-K dated July 29, 2003 reporting a presentation at an investor meeting to provide an overview of the Corporation’s strategy and performance.

(3)	Form 8-K dated August 4, 2003 reporting the consummation of the Premier Bancorp, Inc. acquisition.

(4)	Form 8-K dated August 26, 2003 disclosing the execution of a definitive Agreement and Plan of Merger with Resource Bancshares Corporation.

(5)	Form 8-K dated Sept 19, 2003 reporting a presentation at an investor meeting to provide an overview of the Corporation’s strategy and performance.

(6)	Form 8-K dated October 22, 2003 filing the Corporation’s press release of financial results for the quarter ended September 30, 2003.

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULTON FINANCIAL CORPORATION

Date: November 14, 2003	/s/ Rufus A. Fulton, Jr.
Rufus A. Fulton, Jr. Chairman and Chief Executive Officer

Date: November 14, 2003	/s/ Charles J. Nugent
Charles J. Nugent Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibits Required Pursuant

to Item 601 of Regulation S-K

3.	Articles of incorporation, as amended and restated, and Bylaws of Fulton Financial Corporation, as amended – Incorporated by reference from Exhibit 3 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

4.	Instruments defining the rights of security holders, including indentures.

(a)	Rights Agreement dated June 20, 1989, as amended and restated on April 27, 1999 between Fulton Financial Corporation and Fulton Bank - Incorporated by reference to Exhibit 1 of the Fulton Financial Corporation Current Report on Form 8-K dated April 27, 1999.

10.	Material Contracts

(a)	Severance Agreements entered into between Fulton Financial and: Rufus A. Fulton, Jr., as of April 17, 1984; R. Scott Smith, Jr., as of May 17, 1988; Charles J. Nugent, as of November 19, 1992; and Richard J Ashby, Jr., as of May 17, 1988 – Incorporated by reference from Exhibit 10 (a) of the Fulton Financial Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(b)	Incentive Stock Option Plan adopted September 19, 1995 - Incorporated by reference from Exhibit A of Fulton Financial Corporation’s 1996 Proxy Statement.

31	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.