Form 10-K
period 2003-12-31
FULTON FINANCIAL CORP
filed 2004-03-15
CIK 700564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003,

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-10587

FULTON FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-2195389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Penn Square, P. O. Box 4887, Lancaster, Pennsylvania	17604
(Address of principal executive offices)	(Zip Code)

(717) 291-2411

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $2.50 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2003 was approximately $1.9 billion. The number of shares of the Registrant’s Common Stock outstanding on February 27, 2004 was 108,284,000.

Portions of the Definitive Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on April 22, 2004 are incorporated by reference in Part III.

PART I

Item 1. Business

General

Fulton Financial Corporation (the Corporation) was incorporated under the laws of Pennsylvania on February 8, 1982 and became a bank holding company through the acquisition of all of the outstanding stock of Fulton Bank on June 30, 1982. In 2000, the Corporation became a financial holding company as defined in the Gramm-Leach-Bailey Act (GLB Act), which allowed the Corporation to expand its financial services activities under its holding company structure (See “Competition” and “Regulation and Supervision”). The Corporation directly owns 100% of the common stock of eleven community banks, two financial services companies and eight non-bank entities.

The common stock of Fulton Financial Corporation is listed for quotation on the National Market System of the National Association of Securities Dealers Automated Quotation System under the symbol FULT. The Corporation’s Internet address is www.fult.com. Electronic copies of the Corporation’s 2003 Annual Report on Form 10-K are available free of charge by visiting the “Investor Information” section of www.fult.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this Internet address. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC).

Bank and Financial Services Subsidiaries

The Corporation’s eleven subsidiary banks are located primarily in suburban or semi-rural geographical markets throughout a four state region (Pennsylvania, Maryland, New Jersey and Delaware). Pursuant to its “super-community” banking strategy, the Corporation operates the banks autonomously to maximize the advantage of community banking and service to its customers. Where appropriate, operations are centralized through common platforms and back-office functions; however, decision-making generally remains with the local bank management.

The subsidiary banks are located in areas which are home to a wide range of manufacturing, distribution, health care and other service companies. The Corporation and its banks are not dependent upon one or a few customers or any one industry and the loss of any single customer or a few customers would not have a material adverse impact on any of the subsidiary banks.

Each of the subsidiary banks offers a full range of consumer and commercial banking services in its local market area. Personal banking services include various checking and savings products, certificates of deposit and individual retirement accounts. The subsidiary banks offer a variety of consumer lending products to creditworthy customers in their respective market areas. Secured lending options include home equity loans and lines of credit, which are underwritten based on loan-to-value limits specified in the lending policy. Residential mortgage lending options are provided by all banks in conjunction with Fulton Mortgage Company, which offers a wide variety of fixed and variable-rate products, including construction loans and jumbo loans. These loans are generally underwritten based on secondary market standards. Loans secured by new and used vehicles are also offered, as well as vehicle leasing. Unsecured lending options include credit cards, personal lines of credit and checking account overdraft protection.

Commercial banking services are provided to small and medium sized businesses (generally with sales of less than $100 million) in the subsidiary banks’ market areas. Loans to one borrower are generally limited to $30 million in total commitments, which is below the Corporation’s regulatory lending limit. Commercial lending options include commercial, financial, and agricultural and real estate loans. Both floating and fixed rate loans are provided, with floating loans generally tied to an index such as the Prime rate or LIBOR (London Interbank Offered Rate). The Corporation’s commercial lending policy encourages relationship banking and provides strict guidelines related to customer creditworthiness and collateral requirements. In addition, construction lending, equipment leasing, credit cards, letters of credit, cash management services and traditional deposit products are offered to commercial customers.

Through its financial services subsidiaries, the Corporation offers investment management, trust, brokerage, insurance and investment advisory services in the market areas serviced by the subsidiary banks.

The Corporation’s subsidiary banks deliver their products and services through traditional branch banking, with a network of full service branch offices. Electronic delivery channels include a network of automated teller machines, telephone banking and PC banking through the Internet. The variety of available delivery channels allows customers to access their account information and perform certain transactions such as transferring funds and paying bills at virtually any hour of the day.

The following table provides geographical and statistical information for the Corporation’s banking and financial services subsidiaries.

Subsidiary	Main Office Location	Total Assets	Total Deposits	Full-Time Equivalent Employees	Branches (1)
		(in millions)
Fulton Bank	Lancaster, PA	$4,083	$2,567	775	73
Lebanon Valley Farmers Bank	Lebanon, PA	780	637	154	14
Swineford National Bank	Hummels Wharf, PA	289	212	85	7
Lafayette Ambassador Bank	Easton, PA	1,237	947	279	24
FNB Bank, N.A.	Danville, PA	293	209	72	8
Hagerstown Trust	Hagerstown, MD	467	375	127	13
Delaware National Bank	Georgetown, DE	367	276	117	12
The Bank (2)	Woodbury, NJ	1,064	846	284	27
The Peoples Bank of Elkton	Elkton, MD	105	86	34	2
Skylands Community Bank	Hackettstown, NJ	412	323	84	9
Premier Bank	Doylestown, PA	544	347	70	7
Fulton Financial Advisors, N.A. and Fulton Insurance Services Group, Inc (3)	Lancaster, PA	—	—	195	—
Fulton Financial (Parent Company)	Lancaster, PA	—	—	674	—

				2,950	196

(1)	See additional information in “Item 2. Properties”.
(2)	In February 2003, The Bank and Woodstown National Bank were merged. Information presented throughout this report for The Bank is based on the combined entity.
(3)	Dearden, Maguire, Weaver and Barrett LLC, an investment management and advisory company, is a wholly-owned subsidiary of Fulton Financial Advisors, N.A.

Non-Bank Subsidiaries

The Corporation also owns 100% of the common stock of eight non-bank subsidiaries: (i) Fulton Reinsurance Company, which engages in the business of reinsuring credit life and accident and health insurance directly related to extensions of credit by the banking subsidiaries of the Corporation; (ii) Fulton Financial Realty Company, which holds title to or leases certain properties upon which Corporation branch offices and other facilities are located; (iii) Central Pennsylvania Financial Corp., which owns certain limited partnership interests in partnerships invested in low and moderate income housing projects; (iv) FFC Management, Inc., which owns certain investment securities and other passive investments; (v) FFC Penn Square, Inc. which owns $44.0 million of trust preferred securities issued by a subsidiary of the Corporation’s largest bank subsidiary; (vi) Drovers Capital Trust I, a Delaware business trust whose sole asset is $7.7 million of junior subordinated deferrable interest debentures from the Corporation; (vii) PBI Capital Trust, a Delaware business trust whose sole asset is $10.3 million of junior subordinated deferrable interest debentures from the Corporation; and (viii) Premier Capital Trust II, a Delaware business trust whose sole asset is $15.5 million of junior subordinated deferrable interest debentures from the Corporation.

Competition

The banking and financial services industries are highly competitive. Within its geographical region, the Corporation’s subsidiaries face direct competition from other commercial banks, varying in size from local community banks to larger regional and national banks, and credit unions. With the growth in electronic commerce and distribution channels, the banks also face competition from banks not physically located in the Corporation’s geographical markets.

The competition in the industry has also increased in recent years as a result of the passage of the GLB Act. Under the GLB Act, banks, insurance companies or securities firms may affiliate under a financial holding company structure, allowing expansion into non-

banking financial services activities that were previously restricted. These include a full range of banking, securities and insurance activities, including securities and insurance underwriting, issuing and selling annuities and merchant banking activities. While the Corporation does not currently engage in all of these activities, the ability to do so without separate approval from the Federal Reserve Board enhances the ability of the Corporation – and financial holding companies in general – to compete more effectively in all areas of financial services.

As a result of the GLB Act, there is more competition for customers that were traditionally served by the banking industry. While the GLB Act increased competition, it also provided opportunities for the Corporation to expand its financial services offerings, such as insurance products through Fulton Insurance Services Group, Inc. The Corporation also competes through the variety of products that it offers and the quality of service that it provides to its customers. However, there is no guarantee that these efforts will insulate the Corporation from competitive pressure, which could impact its pricing decisions for loans, deposits and other services and ultimately impact financial results.

Market Share

Although there are many ways to assess the size and strength of banks, deposit market share continues to be an important industry statistic. This information is compiled annually by the Federal Deposit Insurance Corporation (FDIC) and is available to the public. The Corporation’s banks maintain branch offices in 31 counties across four Mid-Atlantic states. In nine of these counties, the Corporation ranks in the top three in deposit market share (based on deposits as of June 30, 2003). The following table summarizes information about the counties in which the Corporation has branch offices and its market position in each county.

	State	Population (2003 Est.)	Banking Subsidiary	No. of Financial Institutions		Deposit Market Share (6/30/03)
County				Banks/ Thrifts	Credit Unions	Rank	%
Lancaster	PA	480,563	Fulton Bank	20	12	1	20.2%
Dauphin	PA	254,176	Fulton Bank	19	14	6	5.1%
Cumberland	PA	216,849	Fulton Bank	19	7	12	1.7%
York	PA	392,956	Fulton Bank	17	19	3	9.6%
Chester	PA	451,870	Fulton Bank	34	7	21	0.9%
Montgomery	PA	767,150	Fulton Bank	44	33	52	0.1%
			Premier Bank			41	0.2%
Berks	PA	383,137	Fulton Bank	21	16	8	4.0%
			Lebanon Valley Farmers Bank			19	0.4%
Lebanon	PA	122,355	Lebanon Valley Farmers Bank	9	1	1	32.3%
Schuylkill	PA	150,779	Lebanon Valley Farmers Bank	19	8	9	3.6%
Bucks	PA	610,779	Premier Bank	32	12	13	3.2%
Snyder	PA	37,651	Swineford National Bank	7	0	1	33.4%
Union	PA	42,287	Swineford National Bank	13	3	6	7.9%
Northumberland	PA	93,841	Swineford National Bank	17	3	11	2.2%
			FNB Bank, N.A.			7	5.5%
Montour	PA	18,360	FNB Bank, N.A.	5	3	1	30.8%
Columbia	PA	64,219	FNB Bank, N.A.	9	0	7	4.5%

	State	Population (2003 Est.)	Banking Subsidiary	No. of Financial Institutions		Deposit Market Share (6/30/03)
County				Banks/ Thrifts	Credit Unions	County	State
Lycoming	PA	119,961	FNB Bank, N.A.	13	10	16	0.7%
Northampton	PA	272,052	Lafayette Ambassador Bank	17	15	1	16.5%
Lehigh	PA	315,950	Lafayette Ambassador Bank	30	31	26	0.1%
Washington	MD	136,636	Hagerstown Trust	9	3	3	21.4%
Frederick	MD	212,084	Hagerstown Trust	15	3	17	0.1%
Cecil	MD	91,585	Peoples Bank of Elkton	8	3	5	11.3%
Sussex	DE	169,368	Delaware National Bank	13	4	7	1.2%
New Castle	DE	514,415	Delaware National Bank	31	31	26	0.1%
Camden	NJ	512,738	The Bank	21	11	18	0.6%
Gloucester	NJ	263,905	The Bank	24	5	12	14.1%
Salem	NJ	64,610	The Bank	8	4	1	29.7%
Cape May	NJ	104,442	The Bank	14	0	14	0.6%
Atlantic	NJ	261,355	The Bank	17	6	18	0.5%
Warren	NJ	106,557	Skylands Community Bank	13	3	6	7.9%
Sussex	NJ	149,568	Skylands Community Bank	17	19	3	9.6%
Morris	NJ	486,034	Skylands Community Bank	36	9	16	1.3%

Supervision and Regulation

The Corporation is a registered financial holding company and its subsidiary banks are depository institutions whose deposits are insured by the FDIC. The Corporation and its subsidiaries are subject to various regulations and examinations by regulatory authorities. The following table summarizes the charter types and primary regulators for each of the Corporation’s subsidiary banks.

Subsidiary	Charter	Primary Regulator(s)
Fulton Bank	PA	PA/FDIC
Lebanon Valley Farmers Bank	PA	PA/FRB
Swineford National Bank	National	OCC (1)
Lafayette Ambassador Bank	PA	PA/FRB
FNB Bank, N.A.	National	OCC
Hagerstown Trust	MD	MD/FDIC
Delaware National Bank	National	OCC
The Bank	NJ	NJ/FDIC
Peoples Bank of Elkton	MD	MD/FDIC
Premier Bank	PA	PA/FRB
Skylands Community Bank	NJ	NJ/FDIC
Fulton Financial Advisors, N.A.	National	OCC (2)
Fulton Financial (Parent Company)	N/A	FRB

(1)	Office of the Comptroller of the Currency.
(2)	Fulton Financial Advisors, N.A. is chartered as an uninsured national trust bank.

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

There are a number of restrictions on financial and bank holding companies and FDIC-insured depository subsidiaries that are designed to minimize potential loss to depositors and the FDIC insurance funds. If an FDIC-insured depository subsidiary is “undercapitalized”, the bank holding company is required to ensure (subject to certain limits) the subsidiary’s compliance with the terms of any capital restoration plan filed with its appropriate banking agency. Also, a bank holding company is required to serve as a source of financial strength to its depository institution subsidiaries and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the BHCA, the FRB has the authority to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of a depository institution subsidiary of the bank holding company.

Bank holding companies are required to comply with the FRB’s risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be Tier 1 capital. In addition to the risk-based capital guidelines, the FRB has adopted a minimum leverage capital ratio under which a bank holding company must maintain a level of Tier 1 capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 1% to 2% above the stated minimum.

There are also various restrictions on the extent to which the Corporation and its non-bank subsidiaries can receive loans from its banking subsidiaries. In general, these restrictions require that such loans be secured by designated amounts of specified collateral and are limited, as to any one of the Corporation or its non-bank subsidiaries, to 10% of the lending bank’s regulatory capital (20% in the aggregate to all such entities).

The Corporation is also limited in the amount of dividends that it may receive from its subsidiary banks. Dividend limitations vary, depending on the subsidiary bank’s charter and whether or not it is a member of the Federal Reserve System. Generally, subsidiaries are prohibited from paying dividends when doing so would cause them to fall below the regulatory minimum capital levels. Additionally, limits exist on paying dividends in excess of net income for specified periods. See “Note J – Regulatory Matters” in the Notes to the Consolidated Financial Statements for additional information regarding regulatory capital and dividend and loan limitations.

Monetary and Fiscal Policy

The Corporation and its subsidiary banks are affected by fiscal and monetary policies of the Federal government, including those of the FRB, which regulates the national money supply in order to manage recessionary and inflationary pressures. Among the techniques available to the FRB are engaging in open market transactions of U.S. Government securities, changing the discount rate and changing reserve requirements against bank deposits. These techniques are used in varying combinations to influence the overall growth of bank loans, investments and deposits. Their use may also affect interest rates charged on loans and paid on deposits. The effect of monetary policies on the earnings of the Corporation cannot be predicted.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley), which was signed into law in July 2002, impacts all companies with securities registered under the Securities Exchange Act of 1934, including the Corporation. Sarbanes-Oxley created new requirements in the areas of corporate governance and financial disclosure including, among other things, (i) increased responsibility for Chief Executive Officers and Chief Financial Officers with respect to the content of filings with the SEC; (ii) enhanced requirements for audit committees, including independence and disclosure of expertise; (iii) enhanced requirements for auditor independence and the types of non-audit services that auditors can provide; (iv) accelerated filing requirements for SEC reports; (v) disclosure of a code of ethics (vi) increased disclosure and reporting obligations for companies, their directors and their executive officers; and (vii) new and increased civil and criminal penalties for violations of securities laws. Many of the provisions became effective immediately, while others became effective as a result of rulemaking procedures delegated by Sarbanes-Oxley to the SEC.

Certifications of the Chief Executive Officer and the Chief Financial Officer as required by Sarbanes-Oxley and the resulting SEC rules can be found in the “Signatures“ and “Exhibits“ sections of this Form 10-K.

Item 2. Properties

The following table summarizes the Corporation’s branch properties, by subsidiary bank. Remote service facilities (mainly stand-alone ATM’s) are excluded.

Bank	Owned	Leased	Term (1)	Total Branches
Fulton Bank	21	52	2019	73
Lebanon Valley Farmers Bank	11	3	2014	14
Swineford National Bank	5	2	2007	7
Lafayette Ambassador Bank	9	15	2010	24
FNB Bank, N.A.	6	2	2004	8
Hagerstown Trust	7	6	2014	13
Delaware National Bank	9	3	2009	12
The Bank	21	6	2005	27
Peoples Bank of Elkton	1	1	2016	2
Premier Bank	4	3	2020	7
Skylands Community Bank	4	5	2012	9

Total	98	98		196

(1)	Latest lease term expiration date, excluding renewal options.

The following table summarizes the Corporation’s other significant properties (administrative headquarters locations generally include a branch; these are also reflected in the table above):

Bank	Property	Location	Owned/ Leased
Fulton Bank/Fulton Financial Corp.	Admin. Headquarters	Lancaster, PA		(1)
Fulton Bank.	Operations Center	Mantua, NJ	Owned
Fulton Financial Corp.	Operations Center	East Petersburg, PA	Owned
Fulton Bank, Drovers Division	Admin. Headquarters	York, PA	Leased	(2)
Fulton Bank, Great Valley Division	Admin. Headquarters	Reading, PA	Owned
Lebanon Valley Farmers Bank	Admin. Headquarters	Lebanon, PA	Owned
Swineford National Bank	Admin. Headquarters	Hummels Wharf, PA	Owned
Lafayette Ambassador Bank	Admin. Headquarters	Easton, PA	Owned
Lafayette Ambassador Bank	Operations Center	Bethlehem, PA	Owned
FNB Bank, N.A.	Admin. Headquarters	Danville, PA	Owned
Hagerstown Trust	Admin. Headquarters	Hagerstown, MD	Owned
Delaware National Bank	Admin. Headquarters	Georgetown, DE	Leased	(3)
The Bank	Admin. Headquarters	Woodbury, NJ	Owned
Peoples Bank of Elkton	Admin. Headquarters	Elkton, MD	Owned
Premier Bank	Admin. Headquarters	Doylestown, PA	Owned
Skylands Community Bank	Admin. Headquarters	Hackettstown, NJ	Leased	(4)

(1)	Includes approximately 100,000 square feet which is owned by an independent third party who financed the construction through a loan from Fulton Bank. The Corporation is leasing this space from the third party in an arrangement accounted for as a capital lease. The lease term expires in 2027. The remainder of the Administrative Headquarters location is owned by the Corporation.
(2)	Lease expires in 2013
(3)	Lease expires in 2006.
(4)	Lease expires in 2004.

Item 3. Legal Proceedings

There are no legal proceedings pending against Fulton Financial Corporation or any of its subsidiaries which are expected to have a material impact upon the financial position and/or the operating results of the Corporation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of Fulton Financial Corporation during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The information appearing under the heading “Common Stock” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

Item 6. Selected Financial Data

5-YEAR CONSOLIDATED SUMMARY OF FINANCIAL RESULTS

(Dollars in thousands, except per-share data)

	For the Year
	2003	2002	2001	2000	1999
SUMMARY OF INCOME
Interest income	$435,531	$469,288	$518,680	$519,661	$465,221
Interest expense	131,094	158,219	227,962	243,874	199,128

Net interest income	304,437	311,069	290,718	275,787	266,093
Provision for loan losses	9,705	11,900	14,585	15,024	9,943
Other income	136,987	115,783	102,744	76,980	68,002
Other expenses	234,176	225,536	218,921	186,472	177,026

Income before income taxes	197,543	189,416	159,956	151,271	147,126
Income taxes	59,363	56,468	46,367	44,437	42,499

Net income	$138,180	$132,948	$113,589	$106,834	$104,627

PER-SHARE DATA (1)
Net income (basic)	$1.29	$1.23	$1.05	$1.00	$0.97
Net income (diluted)	1.28	1.23	1.04	1.00	0.96
Cash dividends	0.623	0.558	0.505	0.452	0.406

RATIOS
Return on average assets	1.57%	1.68%	1.51%	1.52%	1.60%
Return on average assets (2)	1.57	1.68	1.60	1.52	1.60
Return on average equity	15.45	15.86	14.58	15.85	15.76
Return on average equity (2)	15.45	15.86	15.40	15.85	15.76
Net interest margin	3.82	4.35	4.27	4.31	4.48
Efficiency ratio (2)	53.80	52.40	53.20	52.40	52.60
Average equity to average assets	10.20	10.60	10.40	9.60	10.20
Dividend payout ratio	48.70	45.40	48.60	45.10	42.20

PERIOD-END BALANCES
Total assets	$9,767,288	$8,387,778	$7,770,711	$7,364,804	$6,787,424
Loans, net of unearned income	6,159,994	5,317,068	5,373,020	5,374,659	4,882,606
Deposits	6,751,783	6,245,528	5,986,804	5,502,703	5,051,512
Long-term debt	568,730	535,555	456,802	559,503	460,573
Shareholders’ equity	946,936	863,742	811,454	731,171	662,749

AVERAGE BALANCES
Total assets	$8,802,138	$7,900,500	$7,520,071	$7,019,523	$6,533,632
Loans, net of unearned income	5,589,663	5,381,950	5,341,497	5,131,651	4,601,801
Deposits	6,505,371	6,052,667	5,771,089	5,245,019	5,006,751
Shareholders’ equity	894,469	838,213	779,014	673,971	663,841

(1)	Adjusted for stock dividends and stock splits.
(2)	Excludes impact of merger-related expenses in 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) concerns Fulton Financial Corporation (the Corporation), a financial holding company registered under the Bank Holding Company Act and incorporated under the laws of the Commonwealth of Pennsylvania in 1982, and its wholly-owned subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and other financial information presented in this report.

FORWARD-LOOKING STATEMENTS

The Corporation has made, and may continue to make, certain forward-looking statements with respect to acquisition and growth strategies, market risk, the effect of competition on net interest margin and net interest income, investment strategy and income growth, investment securities gains, other than temporary impairment of investment securities, deposit and loan growth, asset quality, balances of risk-sensitive assets to risk-sensitive liabilities, employee benefits and other expenses, amortization of goodwill and intangible assets and other financial and business matters for future periods. The Corporation cautions that these forward-looking statements are subject to various assumptions, risks and uncertainties. Because of the possibility that the underlying assumptions may change, actual results could differ materially from these forward-looking statements.

In addition to the factors identified herein, the following could cause actual results to differ materially from such forward-looking statements: pricing pressures on loan and deposit products, actions of bank and non-bank competitors, changes in local and national economic conditions, changes in regulatory requirements, actions of the Federal Reserve Board (FRB), creditworthiness of current borrowers and customers’ acceptance of the Corporation’s products and services.

The Corporation’s forward-looking statements are relevant only as of the date on which such statements are made. By making any forward-looking statements, the Corporation assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

RESULTS OF OPERATIONS

Overview

As a financial institution with a focus on traditional banking activities, Fulton Financial Corporation generates the majority of its revenue through net interest income, or the difference between interest income earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and maintaining or increasing the net interest margin, which is net interest income as a percentage of average interest-earning assets. The Corporation also generates revenue through fees earned on the various services and products offered to its customers and through sales of assets, such as loans or investments. Offsetting these revenue sources are provisions for credit losses on loans, administrative expenses and income taxes.

The Corporation’s net income for 2003 increased $5.2 million, or 3.9%, from $132.9 million in 2002 to $138.2 million in 2003. Diluted net income per share increased $0.05, or 4.1%, from $1.23 per share in 2002 to $1.28 per share in 2003. In 2003, the Corporation realized a return on average assets of 1.57% and a return on average equity of 15.45%.

Net income for 2002 was $132.9 million, or $1.23 per share (diluted), compared to $113.6 million, or $1.04 per share (diluted), in 2001. The increase in net income for the year was $19.4 million, or 17.0%, and the increase in net income per share was $0.19, or 18.3%. Excluding the impact of merger-related expenses in 2001, the increase in net income was $13.0 million, or 10.8%.

The increase in earnings in 2003 was achieved despite the continued contraction of the net interest margin and the resulting $6.6 million, or 2.1%, decrease in net interest income due to the low interest rate environment. This decline was offset by a $10.3 million, or 9.7%, increase in non-interest revenue, excluding investment securities gains, particularly from investment management and trust services as well as mortgage sale gains, and a $2.2 million, or 18.4%, decrease in the provision for loan losses as asset quality continued to improve. Finally, the Corporation realized $19.9 million in investment securities gains, a $10.9 million increase over 2002.

The following summarizes some of the more significant factors that influenced the Corporation’s 2003 results.

Interest Rates - Short-term interest rates remained low throughout 2003, as the FRB’s monetary policies focused on lower interest rates to stimulate economic growth. The overnight borrowing, or Federal funds, rate and the prime lending rate ended the year at 1.00% and 4.00%, respectively, the lowest these key rates have been in decades. The low short-term interest rates had a negative impact on the Corporation’s net interest income and net interest margin. As interest rates dropped in 2002 and 2003, reducing the rates paid on deposits became exceedingly difficult. As a result, average rates on earning assets decreased more than the average rates paid on liabilities, and the net interest margin and net interest income both decreased in 2003 compared to 2002.

While not directly influenced by the monetary policies of the FRB, longer-term interest rates, including residential mortgage rates, also remained low during 2003, dropping to the lowest rates in decades around mid-year. This stimulated mortgage refinance activity which, coupled with the Corporation’s recent investments in its mortgage banking business through the formation of Fulton Mortgage Company, resulted in unprecedented residential mortgage volumes and gains on sales of loans in the secondary market. As longer-term rates started to increase during the third and fourth quarter of 2003, mortgage volumes declined. Lower long-term interest rates also affected the Corporation’s deposit mix as funds from maturing time deposits were deposited in core demand and savings accounts as customers were reluctant to lock into the relatively low rates being offered on time deposit products.

If the current interest rate environment continues, the Corporation will be challenged to maintain and grow its net interest margin and to increase net interest income. Most of the Corporation’s balance sheet has repriced to current rates, however, and management does not expect further significant erosion of the net interest margin if rates remain low. In such an environment, however, growth in net interest income will be more reliant on growth in balances than changes in rates. In a rising rate environment, the Corporation expects improvements in net interest income, as discussed in the “Market Risk” section of Management’s Discussion. Increasing long-term rates, however, tend to have a detrimental impact on mortgage loan origination volumes and related mortgage-banking income.

Earning Assets - The Corporation’s total average loan portfolio grew modestly during 2003, as the runoff of residential mortgages from refinancings offset moderate growth in commercial loans and commercial mortgages. This lack of net loan growth, combined with an increase in funds from deposit growth and additional borrowings, resulted in an increase in investment securities. This change in the mix of earning assets from loans to investments also had a negative impact on interest income, as rates earned on investments are generally lower than those on loans.

With the improving economy, the slowdown in mortgage refinance activity and recent and pending acquisitions, the Corporation is optimistic that loan growth will improve during 2004, resulting in an increase in net interest income.

Asset Quality - Asset quality refers to the underlying credit characteristics of borrowers and the likelihood that defaults on contractual payments will result in charge-offs of account balances. Asset quality is generally a function of economic conditions, but can be managed through conservative underwriting and sound collection policies and procedures.

Throughout the recent economic recession, which ended in the third quarter of 2001, and the subsequent recovery, the Corporation was able to maintain strong asset quality, attributable to its credit culture and underwriting policies. This continued in 2003 as asset quality measures such as non-performing assets to total assets and net charge-offs to average loans improved in comparison to 2002. As a result, asset quality had no negative impact on earnings beyond normal provisions for loan losses. While overall asset quality has remained strong, a deterioration in quality of one or several significant accounts could have a detrimental impact and result in losses that may not be foreseeable based on current information. In addition, rising interest rates could increase the total payments of borrowers and could have a negative impact on their ability to pay according to the terms of their loans.

Equity Markets - During 2003, equity markets in general experienced significant growth, which benefited the Corporation in two ways. First, investment management and trust services income increased as values of assets under management improved and as brokerage income grew. Second, the value of the Corporation’s equity investment portfolio, which consists mainly of bank stocks, increased, resulting in decisions to sell certain securities and allowing additional gains to be realized.

Gains on sales of equities have been a recurring component of the Corporation’s earnings for many years. The contribution of these gains to earnings in 2003, however, exceeded previous years due to the aforementioned improving values. If equity markets do not continue to perform, this component of earnings could contract.

Acquisitions - During 2003, the Corporation completed two acquisitions. In August, Premier Bank (Premier) of Doylestown, Pennsylvania became a wholly-owned subsidiary and strengthened the Corporation’s presence in eastern Pennsylvania markets. In December, the Corporation acquired approximately $165 million of agricultural loans in Central Pennsylvania and Delaware. Both acquisitions strengthen the Corporation’s core banking franchise.

In August, the Corporation announced its intention to acquire Resource Bankshares Corporation, located in Virginia Beach, Virginia. This will be the Corporation’s first acquisition in Virginia, allowing it to enter a new geographic market. The transaction is expected to close on or about April 1, 2004.

Acquisitions have long been a supplement to the Corporation’s internal growth. These recent and pending acquisitions provide opportunity for additional growth as they will allow the Corporation’s existing products and services to be sold in new markets. The Corporation’s acquisition strategy focuses on high growth areas with strong market demographics and targets organizations that have a comparable corporate culture, strong performance and good asset quality, among other factors. Under its “supercommunity” banking philosophy, acquired organizations generally retain their status as separate legal entities, unless consolidation with an existing affiliate bank is practical. Back office functions are generally consolidated to maximize efficiencies.

Merger and acquisition activity in the financial services industry has become very competitive and the prices paid for certain acquisitions have increased recently. While the Corporation has been an active acquirer, management is committed to basing its pricing on rational economic models. Management will continue to focus on generating growth in the most cost-effective manner.

Net Interest Income

Net interest income is the most significant component of the Corporation’s net income, accounting for approximately 72% of total 2003 revenues, excluding investment securities gains. The ability to manage net interest income over a variety of interest rate and economic environments is important to the success of a financial institution. Growth in net interest income is generally dependent upon balance sheet growth and maintaining or growing the net interest margin. The “Market Risk” section of Management’s Discussion beginning on page 22 provides additional information on the policies and procedures used by the Corporation to manage net interest income.

The following table summarizes the average balances and interest earned or paid on the Corporation’s interest-earning assets and interest-bearing liabilities.

	Year Ended December 31
(Dollars in thousands)	2003			2002			2001
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest-earning assets:
Loans and leases (1)	$5,589,663	$341,393	6.11%	$5,381,950	$370,318	6.88%	$5,341,497	$424,527	7.95%
Taxable inv. securities (2)	2,170,889	77,450	3.57	1,605,077	84,139	5.24	1,300,169	77,701	5.98
Tax-exempt inv. securities (2)	266,426	10,436	3.92	229,938	9,835	4.28	216,783	9,465	4.37
Equity securities (2)	129,584	4,076	3.15	113,422	4,066	3.58	103,286	5,097	4.93

Total investment securities	2,566,889	91,962	3.58	1,948,437	98,040	5.03	1,620,238	92,263	5.69
Short-term investments	47,122	2,176	4.62	27,741	930	3.35	44,405	1,890	4.26

Total interest-earning assets	8,203,684	435,531	5.31	7,358,128	469,288	6.38	7,006,140	518,680	7.40
Non-interest-earning assets:
Cash and due from banks	279,980			253,503			241,660
Premises and equipment	123,172			123,658			124,003
Other assets (2)	270,611			238,441			217,717
Less: Allowance for loan losses	(75,309)			(73,230)			(69,449)

Total Assets	$8,802,138			$7,900,500			$7,520,071

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$1,158,333	$6,011	0.52%	$910,934	$6,671	0.73%	$744,831	$8,795	1.18%
Savings deposits	1,655,325	10,770	0.65	1,516,832	16,453	1.08	1,313,880	25,381	1.93
Time deposits	2,496,234	77,417	3.10	2,579,441	102,270	3.96	2,786,513	152,793	5.48

Total interest-bearing deposits	5,309,892	94,198	1.77	5,007,207	125,394	2.50	4,845,224	186,969	3.86
Short-term borrowings	738,527	7,373	1.00	434,402	6,598	1.52	355,953	13,150	3.69
Long-term debt	566,437	29,523	5.21	476,415	26,227	5.51	500,162	27,843	5.57

Total interest-bearing liabilities	6,614,856	131,094	1.98	5,918,024	158,219	2.67	5,701,339	227,962	4.00
Noninterest-bearing liabilities:
Demand deposits	1,195,479			1,045,460			925,865
Other	97,334			98,803			113,853

Total Liabilities	7,907,669			7,062,287			6,741,057
Shareholders’ equity	894,469			838,213			779,014

Total Liabs. and Equity	$8,802,138			$7,900,500			$7,520,071

Net interest income		304,437			311,069			290,718
Net yield on earning assets			3.71			4.23			4.15
Tax equivalent adjustment (3)		9,698			9,193			8,286

Net interest margin		$314,135	3.82%		$320,262	4.35%		$299,004	4.27%

(1)	Includes non-performing loans.
(2)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.
(3)	Based on marginal Federal income tax rate and statutory interest expense disallowances.

The following table sets forth a summary of changes in interest income and interest expense resulting from changes in volumes (average balances) and changes in rates:

	2003 vs. 2002 Increase (decrease) due to change in			2002 vs. 2001 Increase (decrease) due to change in
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans and leases	$14,292	$(43,217)	$(28,925)	$3,229	$(57,438)	$(54,209)
Taxable investment securities	29,660	(36,349)	(6,689)	17,995	(11,557)	6,438
Tax-exempt investment securities	1,561	(960)	601	572	(202)	370
Equity securities	579	(569)	10	500	(1,531)	(1,031)
Short-term investments	650	596	1,246	(711)	(249)	(960)

Total interest-earning assets	$46,742	$(80,499)	$(33,757)	$21,585	$(70,977)	$(49,392)

Interest expense on:
Demand deposits	$1,812	$(2,472)	$(660)	$1,974	$(4,098)	$(2,124)
Savings deposits	1,502	(7,185)	(5,683)	3,938	(12,866)	(8,928)
Time deposits	(3,299)	(21,554)	(24,853)	(11,355)	(39,168)	(50,523)
Short-term borrowings	4,619	(3,844)	775	2,886	(9,438)	(6,552)
Long-term debt	4,956	(1,660)	3,296	(1,317)	(299)	(1,616)

Total interest-bearing liabilities	$9,590	$(36,715)	$(27,125)	$(3,874)	$(65,869)	$(69,743)

Note:	The rate/volume variances are allocated in the table above by applying the changes in volume times the prior period rate and by applying the changes in rate times the current period volume on a consistent basis throughout.

The Corporation’s net interest income has been significantly impacted by the reductions in short-term interest rates enacted by the FRB over the past three years, as well as by the historic low levels of those rates. During 2001, the FRB reduced the overnight borrowing rate from 6.00% at the beginning of the year to 1.75% at the end of the year. During this time, the Corporation’s assets repriced more quickly than its deposits (primarily time deposits), resulting in a reduction in the net interest margin. During 2002, the overnight borrowing rate declined further to 1.25% and the Corporation’s longer-term liabilities, primarily time deposits, repriced to lower rates resulting in an increase in the net interest margin. The positive impact of the time deposit repricing on the net interest margin peaked in mid-2002, and was somewhat offset by the inability to continue to lower core deposit rates. During 2003, the overnight borrowing rate declined to 1.00% at mid-year and the impact of not being able to lower core deposit rates sufficiently became more pronounced, resulting in further net interest margin compression.

2003 vs. 2002

Net interest income decreased $6.6 million, or 2.1%, from $311.1 million in 2002 to $304.4 million in 2003. While average earning assets grew 11.5%, from $7.4 billion in 2002 to $8.2 billion in 2003, the net interest margin declined 12.2%, or 53 basis points, from 4.35% in 2002 to 3.82% in 2003 as a result of the interest rate environment, as discussed above. During 2003, yields earned on assets decreased further than rates paid on liabilities.

Interest income decreased $33.8 million, or 7.2%, mainly as a result of the 107 basis point decrease in the average yield on earning assets. Average yields decreased during 2003 due both to the general decrease in short-term interest rates as well as the shift in earning assets, on a percentage basis, from higher yielding loans to generally lower yielding investment securities. This decrease in interest income was partially offset by a $46.7 million increase due to average earning asset growth.

Average interest-earning assets increased both in the loan and investment categories. Average loans increased by $207.7 million, or 3.9%, to $5.6 billion in 2003. The following summarizes the growth in average loans by category.

	2003	2002	Increase (decrease)
			$	%
	(dollars in thousands)
Commercial	$1,717,000	$1,566,000	$151,000	9.6%
Commercial mortgage	1,953,000	1,697,000	256,000	15.1
Residential mortgage	544,000	758,000	(214,000)	(28.2)
Home equity	772,000	696,000	76,000	10.9
Consumer and other	604,000	665,000	(61,000)	(9.2)

Total	$5,590,000	$5,382,000	$208,000	3.9%

Loan growth was particularly strong in the commercial and commercial mortgage categories. Even factoring out the loans acquired in the Premier acquisition, these categories both grew approximately 8.0%. The significant reduction in mortgage loan balances was due to customer refinance activity that continued at a high rate through much of the year. The Corporation generally sells newly originated fixed rate mortgages in the secondary market to promote liquidity and manage interest rate risk. Home equity loans increased significantly due to promotional efforts and customers using home equity loans as a cost-effective refinance alternative. Consumer loans decreased, reflecting customers’ repayment of these loans with tax-advantaged residential mortgage or home equity loans. In addition, many vehicle manufacturers continued to offer attractive financing rates, with which the Corporation chose not to compete.

The average yield on loans during 2003 was 6.11%, a 77 basis point, or 11.2%, decline from 2002. This reflects the 55 basis point reduction in the Corporation’s average prime lending rate from 4.68% in 2002 to 4.13% in 2003, as well as higher than normal prepayments received on fixed rate commercial and commercial mortgage loans.

Average investment securities increased $618.5 million, or 31.7%, during 2003. The increase was attributable primarily to deposit growth exceeding loan growth. Total average deposit growth of $452.7 million exceeded average loan growth by $245.0 million during 2003. In addition, the Corporation employed certain limited strategies to manage the Corporation’s gap position and to take advantage of low wholesale funding rates. Most of the growth in investment securities was in mortgage-backed securities, which increased by $553.2 million, or 38.1%.

The average yield on investment securities declined significantly from 5.03% in 2002 to 3.58% in 2003. This 28.8% decrease was due to both the relatively short maturity of the portfolio as well as the high prepayment levels experienced on mortgage-backed securities. During the past two years and particularly during 2003, most mortgage-backed securities were being purchased at premiums. As longer-term interest rates continued to fall through the first half of 2003, the prepayments on these securities exceeded expected levels. Prepayments negatively impact yields through the acceleration of premium amortization expense, which is accounted for as a reduction of interest income. Premium amortization was $20.0 million in 2003 compared to $5.7 million in 2002. Approximately $17.3 million of premium amortization during 2003 was accelerated amortization.

Interest expense decreased $27.1 million, or 17.1%, to $131.1 million in 2003 from $158.2 million in 2002, mainly as a result of the 69 basis point decrease in the cost of total interest-bearing liabilities. This decrease was partially offset by a $9.6 million increase in interest expense due to average balance growth. The cost of interest-bearing deposits declined 73 basis points, or 29.2%, from 2.50% in 2002 to 1.77% in 2003. This reduction was due to both the impact of declining short-term interest rates and the continuing shift in the composition of deposits from higher-rate time deposits to lower-rate demand and savings deposits. Customers continued to exhibit an unwillingness to invest in certificates of deposit at the rates available, instead keeping their funds in demand and savings products.

The following table summarizes the growth in average deposits by category.

	2003	2002	Increase (decrease)
			$	%
	(dollars in thousands)
Noninterest-bearing demand	$1,195,000	$1,045,000	$150,000	14.4%
Interest-bearing demand	1,158,000	911,000	247,000	27.1
Savings/money market	1,655,000	1,517,000	138,000	9.1
Time deposits	2,496,000	2,579,000	(83,000)	(3.2)

Total	$6,504,000	$6,052,000	$452,000	7.5%

The acquisition of Premier added $187.4 million to the total average balance of deposits in 2003. If those balances were factored out, the deposit categories would show the following increases (decreases) – noninterest-bearing demand, 12.9%, interest-bearing demand, 21.6%, savings/money market, 6.7%, and time deposits, (6.5)%.

Other borrowings increased significantly during 2003. Average short-term borrowings increased $304.1 million, or 70.0%, to $738.5 million in 2003, while average long-term debt increased $90.0 million, or 18.9%, to $566.4 million in 2003. The increase in short-term borrowings resulted primarily from certain limited strategies to manage the Corporation’s gap position and to take advantage of low wholesale funding rates. In addition, customer cash management accounts, which are included in short-term borrowings, grew $53.8 million, or 18.1%, to reach $351.3 million in 2003.

2002 vs. 2001

In 2002, net interest income was positively impacted by the full year impact of the acquisition of 18 branches in June 2001 (Branch Acquisition), which provided approximately $300 million in deposits and $50 million in loans. Net interest income for the year was $311.1 million, a $20.4 million, or 7.0%, increase over 2001. The net interest margin for 2002 was 4.35%, an eight basis point increase from 4.27% in 2001. Average interest rates paid on interest-bearing liabilities decreased 133 basis points to 2.67% in 2002 as compared to 4.00% in 2001. This change was more pronounced than the 102 basis point decrease in yields on average interest-earning assets, resulting in the increase in the Corporation’s net interest margin.

Interest income decreased $49.4 million, or 9.5%, mainly as a result of the 102 basis point decrease in average yields that accounted for a $71.0 million decline in interest income. As previously discussed, average yields decreased during 2002 due to a general decrease in interest rates as a result of the actions of the FRB. The Corporation’s prime lending rate averaged 6.89% in 2001, dropping to an average of 4.68% during 2002. The decrease in interest income as a result of rate changes was partially offset by a $21.6 million increase due to average balance growth, primarily in investment securities.

Average loans of $5.4 billion were essentially flat for the period. This was the result of strong commercial loan and commercial mortgage growth ($241.3 million, or 8.0%, increase in average balances) being offset by decreases in residential mortgages ($166.4 million, or 18.0%) and consumer loans ($39.4 million, or 3.0%). Residential mortgages decreased as a result of the low interest rate environment generating strong refinance activity. Newly originated fixed rate mortgages were sold in the secondary market to promote liquidity and reduce interest rate risk. Consumer loans decreased mainly in direct and indirect automobile loans ($109.0 million, or 20.7%) due to the Corporation electing not to compete with manufacturer-sponsored loan rate incentives and consumers paying off such consumer debt with cash from mortgage refinances. These decreases were offset in part by an increase in home equity loans ($63.7 million, or 10.1%), as consumers took advantage of the lower rates available on these loans.

The average yield on loans during 2002 was 6.88%, a 107 basis point decline from 2001. The reduction in the Corporation’s average prime lending rate resulted in lower overall yields as compared to 2001. The Corporation also experienced a shift of approximately $450 million from fixed rate to adjustable rate commercial loan and commercial mortgage balances.

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

Interest expense decreased $69.7 million, or 30.6%, to $158.2 million in 2002 from $228.0 million in 2001. This resulted from a combination of declining interest rates and a shift in the composition of liabilities from higher-rate time deposits to lower-rate demand and savings deposits. Interest-bearing demand and savings deposits increased $369.1 million, or 17.9%, and noninterest-bearing deposits increased $119.6 million, or 12.9%, while time deposits decreased by $207.1 million, or 7.4%. The Branch Acquisition contributed $101.4 million to the increase in average deposits. The net $216.7 million, or 3.8%, increase in average interest-bearing liabilities actually resulted in a $3.9 million decrease in interest expense due to the change in the composition of these liabilities. The 133 basis point decline in the average cost of interest-bearing funds resulted in a $65.9 million decrease in interest expense.

Average short-term borrowings increased $78.4 million, or 22.0%. This additional source of funds was partially used to reduce the Corporation’s higher rate long-term borrowings in the early part of 2002. Average long-term debt decreased $23.7 million, or 4.7%, from $500.2 million in 2001 to $476.4 million in 2002.

Provision and Allowance for Loan Losses

The credit risk associated with lending activities is accounted for by the Corporation through its allowance and provision for loan losses. The provision is the expense recognized in the income statement to adjust the allowance to its proper balance, as determined through the application of the Corporation’s allowance methodology procedures. These procedures include the evaluation of the risk characteristics of the portfolio and documentation in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” (SAB 102). See “Critical Accounting Policies” on page 21 for a discussion of the Corporation’s allowance for loan loss evaluation methodology.

A summary of the Corporation’s loan loss experience follows:

	Year Ended December 31
	2003	2002	2001	2000	1999
	(dollars in thousands)
Loans outstanding at end of year	$6,159,994	$5,317,068	$5,373,020	$5,374,659	$4,882,606

Daily average balance of loans and leases	$5,589,663	$5,381,950	$5,341,497	$5,131,651	$4,601,801

Balance of allowance for loan losses at beginning of year	$71,920	$71,872	$65,640	$61,538	$61,327
Loans charged-off:
Commercial, financial and agricultural	6,604	7,203	6,296	9,242	4,797
Real estate – mortgage	1,476	2,204	767	1,922	1,604
Consumer	4,497	5,587	6,683	6,911	8,147
Leasing and other	651	676	529	282	124

Total loans charged-off	13,228	15,670	14,275	18,357	14,672

Recoveries of loans previously charged-off:
Commercial, financial and agricultural	1,210	842	703	1,518	2,027
Real estate – mortgage	711	669	364	541	710
Consumer	1,811	2,251	2,683	2,724	2,202
Leasing and other	97	56	87	19	1

Total recoveries	3,829	3,818	3,837	4,802	4,940

Net loans charged-off	9,399	11,852	10,438	13,555	9,732
Provision for loan losses	9,705	11,900	14,585	15,024	9,943
Allowance purchased	5,474	—	2,085	2,633	—

Balance at end of year	$77,700	$71,920	$71,872	$65,640	$61,538

Selected Asset Quality Ratios:
Net charge-offs to average loans	0.17%	0.22%	0.20%	0.26%	0.21%
Allowance for loan losses to loans outstanding at end of year	1.26%	1.35%	1.34%	1.22%	1.26%
Non-performing assets (1) to total assets	0.33%	0.47%	0.44%	0.41%	0.49%
Non-accrual loans to total loans	0.36%	0.45%	0.42%	0.41%	0.49%

(1)	Includes accruing loans past due 90 days or more.

The following table presents the aggregate amount of non-accrual and past due loans and other real estate owned (3):

	December 31
	2003	2002	2001	2000	1999
	(in thousands)
Non-accrual loans (1) (2)	$22,422	$24,090	$22,794	$21,790	$23,989
Accruing loans past due 90 days or more	9,609	14,095	9,368	7,135	8,549
Other real estate	585	938	1,817	1,035	1,002

Totals	$32,616	$39,123	$33,979	$29,960	$33,540

(1)	As of December 31, 2003, the gross interest income that would have been recorded during 2003 if nonaccrual loans had been current in accordance with their original terms was approximately $1.8 million. The amount of interest income on nonaccrual loans that was included in 2003 income was approximately $1.6 million.
(2)	Accrual of interest is generally discontinued when a loan becomes 90 days past due as to principal and interest. When interest accruals are discontinued, interest credited to income is reversed. Nonaccrual loans are restored to accrual status when all delinquent principal and interest becomes current or the loan is considered secured and in the process of collection. Certain loans, primarily residential mortgages, that are determined to be sufficiently collateralized may continue to accrue interest after reaching 90 days past due.
(3)	Excluded from the amounts presented at December 31, 2003 are $56.8 million in loans where possible credit problems of borrowers have caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. These loans are considered to be impaired under Statement 114, but continue to pay according to their contractual terms and are therefore not included in non-performing loans.

The following table summarizes the allocation of the allowance for loan losses by loan type:

	December 31
	2003		2002		2001		2000		1999
	(dollars in thousands)
	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category

Comm’l, financial & agriculture	$34,247	31.6%	$33,130	31.6%	$22,531	27.8%	$21,193	25.8%	$15,516	24.8%
Real estate – mortgage	14,471	58.8	13,099	56.8	19,018	58.9	14,940	59.1	17,425	57.4
Consumer, leasing & other	16,279	9.6	14,178	11.6	10,855	13.3	10,772	15.1	9,435	17.8
Unallocated	12,703	—	11,513	—	19,468	—	18,735	—	19,162	—

Totals	$77,700	100.0%	$71,920	100.0%	$71,872	100.0%	$65,640	100.0%	$61,538	100.0%

Over the past several years, the procedures used by the banking industry to evaluate the allowance for loan losses have received increased attention from the SEC, regulatory bodies and the accounting industry. These groups have attempted to reconcile the accounting theory of reserving for loan losses, which requires that the allowance represent management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date, with the regulatory goals of safety and soundness.

While the resulting guidance provided by these groups has not changed the accounting, it has focused on clarifying the application of existing accounting pronouncements and improving documentation. As with others in the industry, the Corporation has used this guidance to improve its process and its documentation. The unallocated allowance for loan losses, as shown in the preceding table, remained at 16% of the total allowance, unchanged from 2002. The Corporation continues to monitor its allowance methodology to ensure compliance with both regulatory and accounting industry policies.

The provision for loan losses decreased $2.2 million, or 18.4%, in 2003 and $2.7 million, or 18.4%, 2002. The decrease in 2003 was due to the continued improvement in the Corporation’s asset quality resulting in lower net charge-offs and a lower required provision for the year. Net charge-offs were elevated in both 2002 and 2001 related to specific credits. In 2001 the Corporation also provided an additional $2.7 million related to the July 2001 acquisition of Drovers Bancshares Corporation (Drovers).

Non-performing assets decreased $6.5 million, or 16.6%, as compared to 2002, representing a 14 basis point decrease as a percentage of total assets (0.33% in 2003 and 0.47% in 2002). Net charge-offs as a percentage of average loans were 0.17% in 2003, a five basis point decrease from 2002. Net charge-offs decreased in all loan types during 2003. The declines in both ratios reflect the improving quality of the Corporation’s portfolio during the year.

The provision for loan losses in 2003 resulted from the Corporation’s allowance allocation procedures. Trends that would indicate the need for a higher provision include the general national and regional economies and the continued growth in the Corporation’s commercial loan and commercial mortgage portfolios, which are inherently more risky than other loan types. Offsetting these trends were the improvements in the quality of the Corporation’s portfolio, as evidenced by its improving asset quality measures over the past several years. The net result of the Corporation’s allowance allocation procedures was a provision for loan losses that was $2.2 million less than 2002 and was comparable to total net charge-offs for the year. Management believes that the allowance balance of $77.7 million at December 31, 2003 is sufficient to cover losses inherent in the loan portfolio on that date and is appropriate based on applicable accounting standards.

Other Income

The following table details the components of other income for each of the last three years:

	Year Ended December 31
	2003	2002	2001
	(in thousands)
Investment management and trust services	$33,898	$29,114	$27,138
Service charges on deposit accounts	38,500	37,502	32,388
Other service charges and fees	18,860	17,743	15,916
Mortgage banking income	21,482	17,154	11,782
Investment securities gains	19,853	8,992	12,561
Other	4,394	5,278	2,959

Total	$136,987	$115,783	$102,744

Other income for 2003 was $137.0 million, an increase of $21.2 million, or 18.3%, over other income of $115.8 million in 2002. Excluding investment securities gains, other income increased $10.3 million, or 9.7%, in 2003 and $16.6 million, or 18.4%, in 2002. The acquisition of Premier did not have a significant impact on other income growth during 2003.

Other than investment securities gains the most significant percentage growth in each year was realized in mortgage banking income, which increased $4.3 million, or 25.2%, to $21.5 million in 2003, following an increase of $5.4 million, or 45.6%, in 2002. The low interest rate environment over the past two years fueled significant residential mortgage refinance activity, resulting in increases in gains on sales. Mortgage banking income consists of net gains on the sales of mortgage loans and servicing income, net of the amortization of mortgage servicing rights. Net gains on sales of mortgage loans increased $5.8 million, or 37.4%, partially offset by a decrease in net servicing income of $1.5 million, or 107.0%. In 2002, net gains on sales of mortgage loans increased $5.5 million, or 53.2%, and servicing income decreased $80,000, or 5.3%. The increase in gains on sales of mortgage loans in both years was due to the historically low average rates for 30-year fixed rate mortgage loans throughout the period and to the Corporation dedicating additional resources to enhance its mortgage banking activities. The decreases in net servicing income in 2003 and 2002 resulted from increased amortization of servicing rights due to prepayments of serviced loans.

Although mortgage rates were generally low throughout 2003, an upward trend during the last six months of the year was evident. In addition, it is generally believed that the refinancing market has reached a saturation point due to the high volume of activity during the past two years. For these reasons, the Corporation expects future mortgage origination volumes to be much lower than those realized over the past two years.

Investment management and trust services income grew $4.8 million, or 16.4%, in 2003 and $2.0 million, or 7.3%, in 2002. Trust commission income increased $1.5 million, or 8.3%, in 2003 as improvements in the equity markets increased values of assets under management. Brokerage revenue increased $3.0 million, or 33.8%, in 2003 and $2.4 million, or 37.5%, in 2002 as a result of improving equity markets and increased annuity sales.

Total service charges on deposit accounts increased $1.0 million, or 2.7%, in 2003 and $5.1 million, or 15.8%, in 2002. Overdraft fees increased $407,000, or 2.7%, in 2003 and $2.9 million, or 24.5%, in 2002. Cash management fees increased $260,000, or 3.6%, in 2003, after increasing $1.2 million, or 18.8%, in 2002. While the balances of cash management accounts increased during both years, during 2003 the number of accounts actually decreased due to the low interest rates, making cash management services less attractive for smaller business customers.

Other service charges and fees increased $1.1 million, or 6.3%, in 2003 and $1.8 million, or 11.5%, in 2002. Letter of credit fees increased $878,000, or 37.4%, in 2003 and $982,000, or 71.9%, in 2002, and merchant fees increased $491,000, or 12.2%, in 2003 and $395,000, or 10.9%, in 2002, all as a result of an increased focus on growing these business lines. Debit card revenues grew only $122,000, or 2.4%, in 2003 after growing $938,000, or 23.2%, in 2002. Due to the legal settlements between VISA and MasterCard and a third party, effective August 1, 2003, the Corporation’s earnings rate on debit card transactions decreased by approximately 20%. As of January 1, 2004, debit card pricing will be based on more competitive factors. The Corporation does not expect to generate growth in this category in 2004 compared to 2003.

Other income decreased $884,000, or 16.8%, in 2003 after increasing $2.3 million, or 78.4%, in 2002. The 2002 increase included the reversal of $848,000 of negative goodwill upon adoption of Statement 141, which did not recur in 2003, as well as increases in gains on sale of fixed assets and earnings on the Corporation’s life insurance investments.

Investment securities gains increased $10.9 million, or 120.8%, to $19.9 million in 2003, following a decrease of $3.6 million, or 28.4%, in 2002. In 2003, investment securities gains included realized gains of $17.3 million on the sale of equity securities, reflecting the general improvement in the equity markets and bank stocks in particular, and $5.9 million on the sale of debt securities, which were generally sold to take advantage of the interest rate environment. These gains were offset by $3.3 million of losses recognized for investment securities exhibiting other than temporary impairment during the early part of the year. As of December 31, 2003, those individual securities had recovered approximately $2.0 million of the amount written down.

Other Expenses

The following table details the components of other expenses for each of the past three years:

	Year Ended December 31
	2003	2002	2001
	(in thousands)
Salaries and employee benefits	$138,619	$129,355	$116,907
Net occupancy expense	19,896	17,705	17,074
Equipment expense	10,505	11,295	12,345
Data processing	11,532	11,968	11,782
Advertising	6,039	6,525	6,117
Merger-related expenses	—	—	7,105
Goodwill and intangible amortization	2,059	1,838	4,786
Other	45,526	46,850	42,805

Total	$234,176	$225,536	$218,921

Total other expenses for 2003 increased $8.6 million, or 3.8%, to $234.2 million ($3.8 million, or 1.7%, excluding Premier). This followed a 2002 increase of $6.6 million, or 3.0%, to $225.5 million.

Salaries and employee benefits increased $9.3 million, or 7.2%, in 2003 to $138.6 million, as compared to a $12.4 million, or 10.6%, increase to $129.4 million in 2002. Premier contributed $2.1 million to the total salary and benefits increase in 2003. The salary expense component increased $8.0 million, or 7.7%, in 2003, driven by salary increases for existing employees as well as an increase in the total number of employees. Total average full-time equivalent employees were 2,950 in 2003 as compared to 2,905 in 2002 and 2,761 in 2001. Employee benefits increased $2.0 million, or 9.0%, driven mainly by continued increases in retirement plan expenses ($1.6 million, or 19.8%).

The Corporation maintains two primary retirement plans, a defined contribution Profit Sharing Plan and a defined benefit plan, which has been closed to new participants. In general, the expense for the Profit Sharing Plan is a function of salary expense, while the defined benefit plan expense is actuarially determined. Defined benefit plan expense increased 66.9% from $1.8 million in 2002 to $3.0 million in 2003, following an increase of 83.2% in 2002. Defined benefit plan expense is expected to level off in 2004, with total expense expected to remain at approximately $3.0 million. The sharp increases in recent years were attributable to negative returns on plan assets. In 2003, the return on plan assets improved, ending the upward trend in expense. For more details on retirement plan expense, see “Note L – Employee Benefit Plans” in the Notes to Consolidated Financial Statements.

Net occupancy expense increased $2.1 million, or 12.4%, to $19.9 million in 2003 as a result of additional branches and new office space for existing affiliates as well as the acquisition of Premier. Equipment expense decreased $790,000, or 7.0%, in 2003 following a decrease of $1.1 million, or 8.5%, in 2002. The decrease in both years was due to lower depreciation expense as certain equipment became fully depreciated. In addition, in 2002, the Corporation realized a full year’s impact of efficiencies related to the July 2001 acquisition of Drovers.

Data processing expense decreased $436,000, or 3.6%, in 2003, compared to an increase of $186,000, or 1.6%, in 2002. The decrease in 2003 was due to favorable renegotiations of certain contracts for data processing services.

Advertising expense decreased $486,000, or 7.4%, in 2003, following a $408,000, or 6.7%, increase in 2002. Advertising expense in 2002 included a significant image campaign for the Corporation’s lead bank. In addition, the Corporation made a conscious decision to control advertising spending in 2003.

Intangible amortization increased $221,000, or 12.0%, due to the amortization of the core deposit intangible asset recorded from the Premier acquisition. Goodwill and intangible amortization consists of the amortization of goodwill (prior to January 1, 2002), unidentifiable intangible assets related to branch acquisitions and core deposit intangible assets. In 2002, intangible amortization decreased $2.9 million, or 61.6%, due to the non-amortization of goodwill in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards Nos. 142, “Goodwill and Other Intangible Assets” (Statement 142) and 147, “Acquisitions of Certain Financial Institutions” (Statement 147). See “Note F – Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements.

Other expense decreased $1.3 million, or 2.8%, in 2003, to $45.5 million, following an increase of $4.0 million, or 9.4%, in 2002. In 2002, the significant increase included a $962,000 increase in operating risk losses related to overdrafts and robberies, a $534,000 increase in costs related to student lending due to the significant drop in interest rates, a $530,000 increase in non-income taxes due to growth and a $476,000 increase in telephone and data line expense primarily associated with connecting all locations to a wide area network. These increases did not recur in 2003 – operating risk losses actually decreased $245,000, and non-income taxes decreased $1.3 million due to both the availability of state tax credits and corporate restructurings.

Income Taxes

Income taxes increased $2.9 million, or 5.1%, in 2003 to $59.4 million, following an increase of $10.1 million, or 21.8%, in 2002. The Corporation’s effective tax rate (income taxes divided by income before income taxes) remained fairly stable at 30.1%, 29.8% and 29.0% in 2003, 2002 and 2001, respectively. In general, the variances from the 35% Federal statutory rate consisted of tax-exempt interest income and investments in low and moderate income housing partnerships, which generate Federal tax credits. Net credits were $4.0 million in 2003 and 2002 and $3.6 million in 2001.

For additional information regarding income taxes, see “Note K- Income Taxes” in the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION

Total assets increased $1.4 billion, or 16.4%, to $9.8 billion at December 31, 2003 with approximately half of the increase attributable to the Premier acquisition. The increase, net of Premier, was driven by loan growth and strategies to maintain higher investment balances. Total loans increased $842.9 million, or 15.9% ($476.3 million, or 9.0%, excluding Premier), while total investments increased $510.9 million, or 21.1% ($327.1 million, or 13.5%, excluding Premier).

Asset growth was funded by both deposit growth and increases in borrowings. Total deposits increased $506.3 million, or 8.1%, to $6.8 billion at December 31, 2003. Premier contributed $434.5 million to the increase. Total borrowings increased $792.2 million, or 67.5%, with the increase primarily in Federal funds purchased. Additional borrowings, both short-tem and long-term, were used to purchase investment securities under limited strategies to take advantage of low borrowing rates. In addition, the Corporation purchased approximately $165 million of agricultural loans in December 2003, which was funded by Federal funds purchased.

Loans

The following table sets forth the amount of loans outstanding as of the dates shown:

	December 31
	2003	2002	2001	2000	1999
	(in thousands)
Commercial – industrial and financial	$1,594,451	$1,489,990	$1,341,280	$1,248,045	$1,092,718
Commercial – agricultural	354,517	189,110	154,100	138,127	120,089
Real-estate – construction	307,109	248,565	267,627	247,382	171,351
Real-estate – residential mortgage	1,324,611	1,244,783	1,468,799	1,569,636	1,428,467
Real-estate – commercial mortgage	1,992,650	1,527,143	1,428,066	1,359,715	1,204,803
Consumer	516,587	543,040	626,985	738,797	793,776
Leasing and other	77,646	84,063	98,823	87,944	83,576

	6,167,571	5,326,694	5,385,680	5,389,646	4,894,780
Unearned income	(7,577)	(9,626)	(12,660)	(14,987)	(12,174)

Totals	$6,159,994	$5,317,068	$5,373,020	$5,374,659	$4,882,606

Total loans increased $842.9 million, or 15.9% in 2003 ($319.1 million, or 6.0%, excluding Premier and the purchased agricultural loans). Excluding the acquisitions, increases in total commercial loans ($45.6 million, or 2.7%), commercial mortgage loans ($177.2 million, or 11.6%), construction loans ($50.6 million, or 20.4%) and residential mortgages ($76.2 million, or 6.1%), were offset by decreases in consumer loans ($27.1 million, or 5.0%) and leasing and other ($3.4 million, or 4.6%). Residential mortgage loans increased due to an increase in home equity loans and consumer loans decreased due to increased competition in indirect auto lending.

In 2002, loans decreased $56.0 million, or 1.0%. Commercial loans increased $183.7 million, or 12.3%, and commercial mortgage loans increased $99.1 million, or 6.9%. These increases were offset by decreases in residential mortgage loans ($224.0 million, or 15.3%), construction loans ($19.1 million, or 7.1%), consumer loans ($83.9 million, or 13.4%) and leasing and other loans ($11.7 million, or 13.6%).

Investment Securities

The following table sets forth the carrying amount of investment securities held to maturity (HTM) and available for sale (AFS) as of the dates shown:

	December 31
	2003			2002			2001
	HTM	AFS	Total	HTM	AFS	Total	HTM	AFS	Total
	(in thousands)
U.S. Government and agency securities	$7,728	$82,439	$90,167	$8,568	$97,304	$105,872	$8,170	$99,682	$107,852
State and municipal	4,462	298,030	302,492	4,679	249,866	254,545	9,840	218,181	228,021
Equity securities	—	212,352	212,352	—	155,138	155,138	—	151,333	151,333
Corporate debt securities	640	28,656	29,296	50	300	350	165	300	465
Mortgage-backed securities	10,163	2,282,680	2,292,843	19,387	1,880,999	1,900,386	31,382	1,218,291	1,249,673

Totals	$22,993	$2,904,157	$2,927,150	$32,684	$2,383,607	$2,416,291	$49,557	$1,687,787	$1,737,344

Total investment securities increased $510.9 million, or 21.1%, ($327.1 million, or 13.5%, excluding Premier), to reach a balance of $2.9 billion at December 31, 2003. In 2002, investment securities increased $678.9 million, or 39.1%, to reach a balance of $2.4 billion. The majority of the increase in both years was in mortgage-backed securities.

The Corporation classified virtually its entire investment portfolio (99.2%) as available for sale at December 31, 2003 and, as such, these investments were recorded at their estimated fair values. As rates continued to decrease and the Corporation reinvested funds from existing mortgage-backed securities payoffs in new mortgage-backed securities, total net unrealized gains on non-equity investments decreased $46.7 million to $3.8 million at December 31, 2003.

At December 31, 2003, equity investments consisted of FHLB and other government agency stock ($52.1 million), stocks of other financial institutions ($86.5 million) and mutual funds and other ($73.8 million). The bank stock portfolio has historically been a source of capital appreciation and realized gains ($17.5 million in 2003, $7.4 million in 2002 and $9.5 million in 2001). Management periodically sells bank stocks when, in its opinion, valuations and market conditions warrant such sales.

Other Assets

Premises and equipment decreased $2.7 million, or 2.2%, in 2003 to $120.8 million, following a $2.2 million, or 1.7%, decrease in 2002. The decrease in both years was mainly due to excess branch and other properties disposed of during 2003 and 2002 and depreciation of existing property.

Cash and due from banks decreased $13.9 million, or 4.4%, to $301.0 million in 2003, following a $41.7 million, or 11.7%, decrease in 2002. Because of the daily fluctuations that result in the normal course of business, cash is more appropriately analyzed in terms of average balances. On an average balance basis, cash and due from banks increased $26.5 million, or 10.4%, from $253.5 million in 2002 to $280.0 million in 2003 following an $11.8 million, or 4.9%, increase in 2002. Excluding the impact of Premier, the increases in both years resulted from growth in the Corporation’s branch network.

Other assets, including accrued interest receivable and goodwill, increased $89.0 million, or 42.5%, in 2003 to $298.7 million, following a $15.1 million, or 6.7%, decrease in 2002. The net increase in 2003 was primarily due to a $73.9 million increase in goodwill and intangible assets recorded for Premier and an $8.7 million increase in the net deferred tax asset mainly as a result of a decrease in the unrealized gains on investment securities. The net decrease in 2002 resulted mainly from an $11.8 million decrease in the net deferred tax asset due to an increase in unrealized gains on investment securities.

The Corporation continued to increase its participation in affordable housing projects through investments in partnerships. Equity investments of $8.4 million were made to five new partnerships in 2003. The Corporation made its initial investment of this type during 1989 and is now involved in 56 partnerships, located in the communities served by its subsidiary banks. The carrying value of these investments was approximately $40.0 million at December 31, 2003. With these investments, the Corporation not only improves the quantity and quality of available housing for low income individuals in support of its banks’ Community Reinvestment Act compliance efforts, but also becomes eligible for tax credits under Federal and, in some cases, state programs.

Deposits and Borrowings

Deposits increased $506.3 million, or 8.1%, to $6.8 billion at December 31, 2003 ($71.8 million, or 1.1%, excluding Premier). This compares to an increase of $258.7 million, or 4.3%, in 2002. The recent trend has been moderate internal growth in deposit funding, supplemented by acquisitions. The relatively poor performance of the equity markets in 2001 and 2002 led consumers to favor banks over equity investments. In addition, the relatively low interest rate environment resulted in consumers favoring demand and savings products over time deposit products.

During 2003, demand deposits increased $372.7 million, or 17.1% ($220.8, or 10.1%, excluding Premier), savings deposits increased $222.4 million, or 14.5%, ($139.0 million, or 9.1%, excluding Premier), while time deposits decreased $88.8 million, or 3.5%, ($287.9 million, or 11.3%, excluding Premier).

During 2002, demand deposits increased $260.3 million, savings deposits increased $106.7 million and time deposits decreased $108.2 million. Many of the trends experienced during 2002 began in 2001 when the FRB started its series of rate cuts.

Short-term borrowings, which consist mainly of Federal funds purchased and customer cash management accounts, increased $764.5 million, or 120.9% ($703.6 million, or 111.3%, excluding Premier), during 2003 after increasing $231.9 million, or 57.9%, in 2002. In both years the increase resulted from the actions taken to manage the gap position and to take advantage of low funding rates. Long-term debt increased $33.2 million, or 6.2%, during 2003, after increasing $78.8 million, or 17.2%, during 2002. The increase in 2003 was mainly due to the $25.0 million of junior subordinated debentures assumed from Premier. The increase in 2002 resulted from the Corporation taking advantage of the lower rates available and increasing its borrowings from the Federal Home Loan Bank.

Shareholders’ Equity

Total shareholders’ equity of $946.9 million, or 9.7% of ending total assets, increased $83.2 million, or 9.6%, from December 31, 2002. Growth in shareholders’ equity generally results from comprehensive income during the period, offset by dividends paid to shareholders, which have historically amounted to 40-50% of current period net income. Shareholders’ equity also increased $88.2 million as a result of stock issued for the Premier acquisition. This increase was somewhat offset by the purchase of $59.7 million of treasury stock. In 2002, shareholders’ equity increased $52.3 million, or 6.4%. This higher growth rate in 2002 reflects fewer treasury stock purchases.

The Corporation periodically implements stock repurchase plans for various corporate purposes. In addition to evaluating the financial benefits of implementing repurchase plans, management also considers liquidity needs, the current market price per share and relevant accounting and regulatory issues. Repurchase plans were significantly limited during periods when the Corporation accounted for acquisitions using pooling of interests accounting. While Statement 142 removed these accounting restraints by requiring the use of purchase accounting, recent SEC rules have placed additional restrictions on stock repurchases.

The Corporation has a stock repurchase plan that was originally approved by the Board of Directors in December 2002 and is currently scheduled to terminate in June 2004. This plan allows for the repurchase of up to 5.8 million shares of the Corporation’s common stock to be used for general corporate purposes. Through December 31, 2003 approximately 795,000 shares had been repurchased under this plan.

The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of December 31, 2003, the Corporation and each of its bank subsidiaries met the minimum capital requirements. In addition, the Corporation and each of its bank subsidiaries’ capital ratios exceeded the amounts required to be considered “well-capitalized” as defined in the regulations.

Contractual Obligations and Off-Balance Sheet Arrangements

The Corporation has various financial obligations that may require future cash payments. These obligations include the payment of liabilities recorded on the Corporation’s balance sheet as well as contractual obligations for purchased services or for operating leases. The following table summarizes significant contractual obligations to third parties, by type, that are fixed and determinable at December 31, 2003:

	Payments Due In
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Deposits with no stated maturity (a)	$4,303,635	$—	$—	$—	$4,303,635
Time deposits (b)	1,273,905	762,022	305,984	106,237	2,448,148
Short-term borrowings (c)	1,396,711	—	—	—	1,396,711
Long-term debt (c)	5,000	100,180	261,169	199,504	565,853
Operating leases (d)	5,713	9,672	7,100	15,916	38,401
Purchase obligations (e)	5,831	7,750	3,661	—	17,242

(a)	Includes demand deposits and savings accounts, which can be withdrawn by customers at any time.
(b)	See additional information regarding time deposits in “Note H – Deposits” in the Notes to Consolidated Financial Statements.
(c)	See additional information regarding borrowings in “Note I – Short-Term Borrowings and Long-Term Debt” in the Notes to Consolidated Financial Statements.
(d)	See additional information regarding operating leases in “Note N – Leases” in the Notes to Consolidated Financial Statements.
(e)	Includes significant information technology, telecommunication and data processing outsourcing contracts. Variable obligations, such as those based on transaction volumes, are not included.

In addition to the contractual obligations listed in the preceding table, The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk that are not recognized in the Consolidated Balance Sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued to guarantee the financial or performance obligation of a customer to a third party. Commitments and standby letters of credit do not necessarily represent future cash needs as they may expire without being drawn.

The following table summarizes the Corporation’s commitments to extend credit and letters of credit as of December 31, 2003 (in thousands):

Commercial mortgage, construction and land development	$297,156
Home equity	333,139
Credit card	314,532
Commercial and other	1,617,108

Total commitments to extend credit	$2,561,935

Standby letters of credit	510,806
Commercial letters of credit	16,992

Total letters of credit	$527,798

CRITICAL ACCOUNTING POLICIES

The following is a summary of those accounting policies that the Corporation considers to be most important to the portrayal of its financial condition and results of operations as they require management’s most difficult judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Allowance and Provision for Loan Losses - The Corporation accounts for the credit risk associated with its lending activities through the allowance and provision for loan losses. The allowance is an estimate of the losses inherent in the loan portfolio as of the balance sheet date. The provision is the periodic charge to earnings which is necessary to adjust the allowance to its proper balance. On a quarterly basis, the Corporation assesses the adequacy of its allowance through a methodology that consists of the following:

•	Identifying loans for individual review under FASB Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (Statement 114). In general, these consist of large balance commercial loans and commercial mortgages.

•	Assessing whether the loans identified for review under Statement 114 are “impaired”. That is, whether it is probable that all amounts will not be collected according to the contractual terms of the loan agreement.

•	For loans identified as impaired, calculating the estimated fair value, using observable market prices, discounted cash flows or the value of the underlying collateral.

•	Classifying all non-impaired large balance loans based on credit risk ratings and allocating an allowance for loan losses based on appropriate factors, including recent loss history for similar loans.

•	Identifying all smaller balance homogeneous loans for evaluation collectively under the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (Statement 5). In general, these loans include residential mortgages, consumer loans, installment loans, smaller balance commercial loans and mortgages and lease receivables.

•	Statement 5 loans are segmented into groups with similar characteristics and an allowance for loan losses is allocated to each segment based on recent loss history and other relevant information.

•	Reviewing the results to determine the appropriate balance of the allowance for loan losses. This review gives additional consideration to factors such as the mix of loans in the portfolio, the balance of the allowance relative to total loans and non-performing assets, trends in the overall risk profile of the portfolio, trends in delinquencies and non-accrual loans and local and national economic conditions.

•	An unallocated allowance is maintained to recognize the imprecision in estimating and measuring loss exposure.

•	Documenting the results of its review in accordance with SAB 102.

The allowance review methodology is based on information known at the time of the review. Changes in factors underlying the assessment could have a material impact on the amount of the allowance that is necessary and the amount of provision to be charged against earnings. Such changes could impact future results.

Goodwill – With the adoption of Statements 142 and 147, effective on January 1, 2002, the Corporation discontinued the amortization of goodwill associated with qualifying acquisitions. As of January 1, 2002, and at least annually thereafter, recorded goodwill is subject to impairment testing to determine whether write-downs of the recorded balances are necessary. The Corporation performs its annual goodwill impairment test as of October 31st of each year.

The Corporation tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units. A fair value is then determined for each reporting unit. If the fair values of the reporting units exceed their book values, no write-down of the recorded goodwill is necessary. If the fair values are less than the book values, an additional test is necessary to assess the proper carrying value of the goodwill. The Corporation determined that no impairment write-offs were necessary during 2003 and 2002.

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

Income Taxes – The provision for income taxes is based upon the results of operations, adjusted for the effect of certain tax-exempt income and non-deductible expenses. In addition, certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate.

The Corporation must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. The Corporation has determined that a valuation allowance is not required for deferred tax assets as of December 31, 2003. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Corporation’s financial statements.

Recent Accounting Pronouncements

Note A of the Notes to Consolidated Financial Statements discusses the expected impact of recently issued accounting standards which have not yet been adopted by the Corporation.

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

Equity Market Price Risk

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s equity investments consist primarily of common stocks of publicly traded financial institutions (cost basis of approximately $71.3 million, fair value of $86.1 million at December 31, 2003). The Corporation’s financial institutions stock had gross unrealized gains of approximately $15.4 million at December 31, 2003.

Although the carrying value of financial institutions stock accounted for less than 1.0% of the Corporation’s total assets, the unrealized gains on the portfolio represent a potential source of revenue. The Corporation has a history of periodically realizing gains from this portfolio and, if values were to decline significantly, this revenue source could be lost.

Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the companies. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation’s equity securities are classified as trading. Future cash flows from these investments are not provided in the table on page 26 as such investments do not have maturity dates.

Through early 2003, certain of the Corporation’s equity investments had shown negative returns in tandem with the general performance of equity markets. The Corporation had evaluated, based on existing accounting guidance, whether the decreases in value of any of these investments constituted “other than temporary” impairment which would require a write-down through a charge to earnings. In 2003, the Corporation recorded write-downs of $3.3 million for specific equity securities which were deemed to exhibit “other than temporary” impairment in value. As of December 31, 2003, those individual securities had recovered approximately $2.0 million of the amount written down. Additional impairment charges may be necessary depending upon the performance of the equity markets in general and the performance of the individual investments held by the Corporation.

In addition to its equity portfolio, the Corporation’s investment management and trust services revenue could be impacted by fluctuations in the securities markets. A portion of the Corporation’s trust revenue is based on the value of the underlying investment portfolios. If securities markets contract, the Corporation’s revenue could be negatively impacted. In addition, the ability of the Corporation to sell its brokerage services is dependent in part, upon consumers’ level of confidence in the outlook for rising securities prices.

Interest Rate Risk and Asset/Liability Management

Interest rate risk creates exposure in two primary areas. First, changes in rates have an impact on the Corporation’s liquidity position and could affect its ability to meet obligations and continue to grow. Second, movements in interest rates can create fluctuations in the Corporation’s net interest income and changes in the economic value of its equity.

The Corporation employs various management techniques to minimize its exposure to interest rate risk. An Asset/Liability Management Committee (ALCO), consisting of key financial and senior management personnel, meets on a weekly basis. The ALCO is responsible for reviewing the interest rate sensitivity position of the Corporation, approving asset and liability management policies, and overseeing the formulation and implementation of strategies regarding balance sheet positions and earnings. The primary goal of asset/liability management is to address the liquidity and net interest income risks noted above.

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

The Corporation’s sources and uses of cash were discussed in general terms in the “Net Interest Income” section of Management’s Discussion. The Consolidated Statements of Cash Flows provide additional information. The Corporation generated $187.9 million in cash from operating activities during 2003, mainly due to net income. Investing activities resulted in a net cash outflow of $825.9 million, compared to a net cash outflow of $604.4 million in 2002, as proceeds from sales and maturities of investment securities decreased in proportion to purchases in both periods. Finally, financing activities resulted in a net inflow of $624.0 million in 2003 and $468.0 million in 2002 as excess funds from net deposit growth and borrowings exceeded net common stock activity in both periods

Liquidity must also be managed at the Fulton Financial Corporation parent company level. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from subsidiary banks to the Parent Company in the form of loans and dividends. Generally, these limitations are based on the subsidiary banks’ regulatory capital levels and their net income. The Parent Company has historically been able to meet its cash needs through normal, allowable dividends and loans. If additional cash needs arise that cannot be met through such dividends and loans, the Parent Company may need to pursue alternative funding sources, including stock or debt issuances.

At December 31, 2003, liquid assets (defined as cash and due from banks, short-term investments, mortgages available for sale, securities available for sale, and non-mortgage-backed securities held to maturity due in one year or less) totaled $3.2 billion, or 33.2% of total assets. This compares to $2.8 billion, or 33.1% of total assets, at December 31, 2002.

The following tables set forth the maturities of investment securities at December 31, 2003 and the weighted average yields of such securities (calculated based on historical cost).

HELD TO MATURITY (at amortized cost)

	MATURING
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
U.S. Government and agency securities	$675	6.13%	$4,516	3.61%	$2,221	4.93%	$316	7.61%
State and municipal (1)	2,488	4.52	560	4.41	1,414	7.85	—	—
Other securities	90	3.07	550	2.79	—	—	—	—

Totals	$3,253	4.81%	$5,626	3.61%	$3,635	6.06%	$316	7.61%

Mortgage-backed securities (2)	$10,163	6.05%

AVAILABLE FOR SALE (at estimated fair value)

	MATURING
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
U.S. Government and agency securities	$53,205	1.36%	$29,234	2.07%	$—	—%	$—	—%
State and municipal (1)	10,167	6.15	129,610	6.05	129,786	4.77	28,467	8.22
Other securities	13,136	5.00	3,660	5.95	—	—	11,860	3.74

Totals	$76,508	2.62%	$162,504	5.33%	$129,786	4.77%	$40,327	6.90%

Mortgage-backed securities (2)	$2,282,680	3.64%

(1)	Weighted average yields on tax-exempt securities have been computed on a fully tax-equivalent basis assuming a tax rate of 35 percent.
(2)	Maturities for mortgage-backed securities are dependent upon the interest rate environment and prepayments on the underlying loans. For the purpose of this table, the entire balance and weighted average rate is shown in one period.

The Corporation’s investment portfolio consists mainly of mortgage-backed securities, which do not have stated maturities. Cash flows from such investments are dependent upon the performance of the underlying mortgage loans, and are generally influenced by the level of interest rates. As rates increase, cash flows generally decrease as prepayments on the underlying mortgage loans slow. As rates decrease, cash flows generally increase as prepayments increase. The Corporation invests primarily in five and seven year balloon mortgage-backed securities.

The following table summarizes the approximate contractual maturity and sensitivity of certain loan types, excluding consumer loans and leases, to changes in interest rates as of December 31, 2003:

	One Year or Less	One Through Five Years	More Than Five Years	Total
	(in thousands)
Commercial, financial and agricultural:
Floating rate	$366,215	$342,417	$550,201	$1,258,833
Fixed rate	195,872	361,347	132,916	690,135

Total	$562,087	$703,764	$683,117	$1,948,968

Real-estate – mortgage:
Floating rate	$457,781	$278,817	$182,811	$919,409
Fixed rate	537,162	1,165,663	695,027	2,397,852

Total	$994,943	$1,444,480	$877,838	$3,317,261

Real-estate – construction:
Floating rate	$57,172	$35,465	$48,016	$140,653
Fixed rate	63,302	41,564	61,590	166,456

Total	$120,474	$77,029	$109,606	$307,109

From a funding standpoint, the Corporation has been able to rely over the years on a stable base of “core” deposits. Even though the Corporation has experienced notable changes in the composition and interest sensitivity of this deposit base, it has been able to rely on this base to provide needed liquidity.

The Corporation also has access to sources of large denomination or jumbo time deposits and repurchase agreements as potential sources of liquidity. However, the Corporation has attempted to minimize its reliance upon these more volatile short-term funding sources and to use them primarily to meet the requirements of its existing customer base or when it is profitable to do so.

Maturities of time deposits of $100,000 or more outstanding at December 31, 2003 are summarized as follows (in thousands):

Three months or less	$84,457
Over three through six months	70,390
Over six through twelve months	75,759
Over twelve months	220,360

Total	$450,966

Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. At December 31, 2003, the Corporation had $532.3 million in term advances from the FHLB with an additional $1.1 billion of borrowing capacity (including both short-term funding on its lines of credit and long-term borrowings). This availability, along with Federal funds lines at various correspondent commercial banks, provides the Corporation with additional liquidity.

The following table provides information about the Corporation’s interest rate sensitive financial instruments. The table provides expected cash flows and weighted average rates for each significant interest rate sensitive financial instrument, by expected maturity period (dollars in thousands).

	Expected Maturity Period						Total	Estimated Fair Value
	2003	2004	2005	2006	2007	Beyond
Fixed rate loans (1)	$937,942	$645,389	$501,262	$387,986	$253,538	$799,059	$3,525,176	$3,629,973
Average rate	6.41%	6.50%	6.43%	6.55%	6.48%	6.63%	6.49%
Floating rate loans (1)	977,191	275,959	224,287	180,395	131,338	845,648	2,634,818	2,634,818
Average rate	4.59%	4.63%	4.54%	4.61%	4.74%	4.16%	4.46%

Fixed rate investments (1)(2)	736,832	520,542	345,357	253,552	363,757	486,125	2,706,165	2,710,626
Average rate	3.96%	3.66%	3.77%	3.85%	3.79%	3.56%	3.77%
Floating rate investments (1)(2)	344	—	—	—	—	4,523	4,867	4,867
Average rate	5.85%	—	—	—	—	2.94%	3.15%

Other interest-earning assets	37,320	—	—	—	—	—	37,320	37,320
Average rate	5.37%	—	—	—	—	—	5.37%

Total	$2,689,629	$1,441,890	$1,070,906	$821,933	$748,633	$2,135,355	$8,908,346	$9,017,604
Average rate	5.06%	5.11%	5.18%	5.29%	4.87%	4.95%	5.06%

Fixed rate deposits (3)	$1,204,082	$443,872	$185,566	$211,655	$70,873	$74,420	$2,190,468	$2,223,109
Average rate	2.24%	3.15%	3.71%	4.66%	3.37%	4.68%	2.90%
Floating rate deposits (4)	2,002,702	156,046	156,046	156,046	156,046	1,934,429	4,561,315	4,561,315
Average rate	0.91%	0.16%	0.16%	0.16%	0.16%	0.13%	0.48%

Fixed rate borrowings (5)	66,360	83,250	15,265	55,414	206,286	176,952	603,527	595,496
Average rate	1.58%	6.29%	3.24%	3.46%	4.95%	5.41%	4.72%
Floating rate borrowings (6)	1,346,914	—	—	15,000	—	—	1,361,914	1,361,914
Average rate	0.95%	—	—	4.89%	—	—	0.99%

Total	$4,620,058	$683,168	$356,877	$438,115	$433,205	$2,185,801	$8,717,224	$8,741,834
Average rate	1.28%	2.85%	2.14%	2.91%	2.96%	.71%	1.46%

Assumptions:

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments.
(2)	Average rates are shown on a fully taxable equivalent basis using an effective tax rate of 35%.
(3)	Amounts are based on contractual maturities of fixed rate time deposits.
(4)	Money market, Super NOW, NOW and savings accounts are placed based on history of deposit flows.
(5)	Amounts are based on contractual maturities of Federal Home Loan Bank advances, adjusted for possible calls.
(6)	Amounts include Federal funds purchased and securities sold under agreements to repurchase, which mature in less than 90 days, and floating rate FHLB advances.

The preceding table and discussion addressed the liquidity implications of interest rate risk and focused on expected contractual cash flows from financial instruments. Expected maturities, however, do not necessarily estimate the net interest income impact of interest rate changes. Certain financial instruments, such as adjustable rate loans, have repricing periods that differ from expected cash flows.

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

Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into repricing periods. The assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits not having a contractual maturity are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans and for mortgage-backed securities includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative 6-month gap to plus or minus 15% of total earning assets. The cumulative 6-month gap as of December 31, 2003 was 0.88. The following is a summary of the interest sensitivity gaps for various time intervals as of December 31, 2003:

	0-90 Days	91-180 Days	181-365 Days
GAP	0.85	1.14	1.35

CUMULATIVE GAP	0.85	0.88	0.95

Simulation of net interest income is performed for the next twelve-month period. A variety of interest rate scenarios are used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of earnings is used primarily to measure the Corporation’s short-term earnings exposure to rate movements. The Corporation’s policy limits the potential exposure of net interest income to 10% of the base case net interest income for every 100 basis point “shock” in interest rates. A “shock” is an immediate upward or downward movement of interest rates across the yield curve based upon changes in the prime rate. The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current low rates, only the 100 basis shock in a downward scenario is shown):

Rate Shock	Annual change in net interest income	% Change
+300 bp	+ $ 7.3 million	+2.3%
+200 bp	+ $ 8.0 million	+2.5%
+100 bp	+ $ 7.6 million	+2.4%
-100 bp	- $18.9 million	-6.0%

Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer term repricing risks and options in the Corporation’s balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point “shock” movement in interest rates. The following table summarizes the expected impact of interest rate shocks on economic value of equity (due to the current low rates, only the 100 basis shock in a downward scenario is shown):

Rate Shock	Change in economic value of equity	% Change
+300 bp	- $150.0 million	-11.5%
+200 bp	- $108.2 million	- 8.3%
+100 bp	- $44.1 million	- 3.4%
-100 bp	- $9.6 million	- 0.7%

As with any modeling system, the results of the static gap and simulation of net interest income and economic value of equity are a function of the assumptions and projections built into the model. The actual behavior of the financial instruments could differ from these assumptions and projections.

Common Stock

As of December 31, 2003, the Corporation had 108.3 million shares of $2.50 par value common stock outstanding held by 34,328 shareholders. The common stock of the Corporation is traded on the national market system of the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol FULT.

The following table presents the quarterly high and low prices of the Corporation’s common stock and per-share cash dividends declared for each of the quarterly periods in 2003 and 2002. Per-share amounts have been retroactively adjusted to reflect the effect of stock dividends.

	Price Range		Per-Share Dividend
	High	Low
2003
First Quarter	$18.19	$16.69	$0.143
Second Quarter	21.00	17.86	0.160
Third Quarter	21.50	19.25	0.160
Fourth Quarter	22.00	19.75	0.160

2002
First Quarter	$19.28	$16.11	$0.130
Second Quarter	19.41	17.36	0.143
Third Quarter	18.66	15.91	0.143
Fourth Quarter	18.21	16.11	0.143

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per-share data)

	December 31
	2003	2002
Assets
Cash and due from banks	$300,966	$314,857
Interest-bearing deposits with other banks	4,559	7,899
Mortgage loans held for sale	32,761	70,475
Investment securities:
Held to maturity (estimated fair value of $23,739 in 2003 and $34,135 in 2002)	22,993	32,684
Available for sale	2,904,157	2,383,607

Loans, net of unearned income	6,159,994	5,317,068
Less: Allowance for loan losses	(77,700)	(71,920)

Net Loans	6,082,294	5,245,148

Premises and equipment	120,777	123,450
Accrued interest receivable	34,407	42,675
Goodwill	127,202	61,048
Other assets	137,172	105,935

Total Assets	$9,767,288	$8,387,778

Liabilities
Deposits:
Noninterest-bearing	$1,262,214	$1,118,227
Interest-bearing	5,489,569	5,127,301

Total Deposits	6,751,783	6,245,528

Short-term borrowings:
Federal funds purchased	933,000	330,000
Other short-term borrowings	463,711	302,194

Total Short-Term Borrowings	1,396,711	632,194

Accrued interest payable	24,579	27,608
Other liabilities	78,549	77,651
Federal Home Loan Bank advances and long-term debt	568,730	535,555
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust	—	5,500

Total Liabilities	8,820,352	7,524,036

Shareholders’ Equity
Common stock, $2.50 par value, 400 million shares authorized, 113.8 million shares issued in 2003 and 109.2 million shares issued in 2002	284,480	259,943
Additional paid-in capital	633,588	481,028
Retained earnings	117,373	138,501
Accumulated other comprehensive income	12,267	34,801
Treasury stock (5.4 million shares in 2003 and 3.1 million shares in 2002)	(100,772)	(50,531)

Total Shareholders’ Equity	946,936	863,742

Total Liabilities and Shareholders’ Equity	$9,767,288	$8,387,778

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per-share data)

	Year Ended December 31
	2003	2002	2001
Interest Income
Loans, including fees	$341,393	$370,318	$424,527
Investment securities:
Taxable	77,450	84,139	77,701
Tax-exempt	10,436	9,835	9,465
Dividends	4,076	4,066	5,097
Other interest income	2,176	930	1,890

Total Interest Income	435,531	469,288	518,680

Interest Expense
Deposits	94,198	125,394	186,969
Short-term borrowings	7,373	6,598	13,150
Long-term debt	29,523	26,227	27,843

Total Interest Expense	131,094	158,219	227,962

Net Interest Income	304,437	311,069	290,718
Provision for Loan Losses	9,705	11,900	14,585

Net Interest Income After Provision for Loan Losses	294,732	299,169	276,133

Other Income
Investment management and trust services	33,898	29,114	27,138
Service charges on deposit accounts	38,500	37,502	32,388
Other service charges and fees	18,860	17,743	15,916
Mortgage banking income	21,482	17,154	11,782
Investment securities gains	19,853	8,992	12,561
Other	4,394	5,278	2,959

	136,987	115,783	102,744

Other Expenses
Salaries and employee benefits	138,619	129,355	116,907
Net occupancy expense	19,896	17,705	17,074
Equipment expense	10,505	11,295	12,345
Data processing	11,532	11,968	11,782
Advertising	6,039	6,525	6,117
Merger-related expenses	—	—	7,105
Goodwill and intangible amortization	2,059	1,838	4,786
Other	45,526	46,850	42,805

	234,176	225,536	218,921

Income Before Income Taxes	197,543	189,416	159,956
Income Taxes	59,363	56,468	46,367

Net Income	$138,180	$132,948	$113,589

Per-Share Data:
Net Income (Basic)	$1.29	$1.23	$1.05
Net Income (Diluted)	1.28	1.23	1.04
Cash Dividends	0.623	0.558	0.505

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per-share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehen- sive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2001	107,584,000	$198,612	$472,829	$76,615	$1,148	$(18,033)	$731,171
Comprehensive income:
Net income				113,589			113,589
Other – unrealized gain on securities (net of $10.8 million tax effect)					19,987		19,987
Less – reclassification adjustment for gains included in net income (net of $4.4 million tax expense)					(8,165)		(8,165)

Total comprehensive income							125,411

Stock dividend – 5%		9,103	61,377	(70,554)			(74)
Stock issued	1,325,000	247	2,029			14,593	16,869
Acquisition of treasury stock	(480,000)					(7,922)	(7,922)
Cash dividends - $0.505 per share				(54,001)			(54,001)

Balance at December 31, 2001	108,429,000	207,962	536,235	65,649	12,970	(11,362)	811,454
Comprehensive income:
Net income				132,948			132,948
Other – unrealized gain on securities (net of $14.9 million tax effect)					27,676		27,676
Less – reclassification adjustment for gains included in net income (net of $4.4 million tax expense)					(5,845)		(5,845)

Total comprehensive income							154,779

5 for 4 stock split paid in the form of a 25% stock dividend		51,981	(52,050)				(69)
Stock issued	353,000		(3,157)			6,964	3,807
Acquisition of treasury stock	(2,620,000)					(46,133)	(46,133)
Cash dividends - $0.558 per share				(60,096)			(60,096)

Balance at December 31, 2002	106,162,000	259,943	481,028	138,501	34,801	(50,531)	863,742
Comprehensive income:
Net income				138,180			138,180
Other – unrealized loss on securities (net of $5.2 million tax effect)					(9,630)		(9,630)
Less — reclassification adjustment for gains included in net income (net of $6.9 million tax expense)					(12,904)		(12,904)

Total comprehensive income							115,646

Stock dividend – 5%		12,998	79,491	(92,526)			(37)
Stock issued	539,000		(3,570)			9,458	5,888
Stock issued for acquisition of Premier Bancorp, Inc.	4,615,000	11,539	76,639				88,178
Acquisition of treasury stock	(3,061,000)					(59,699)	(59,699)
Cash dividends - $0.623 per share				(66,782)			(66,782)

Balance at December 31, 2003	108,255,000	$284,480	$633,588	$117,373	$12,267	$(100,772)	$946,936

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31
	2003	2002	2001
Cash Flows from Operating Activities:
Net income	$138,180	$132,948	$113,589
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for loan losses	9,705	11,900	14,585
Depreciation and amortization of premises and equipment	12,379	12,786	12,990
Net amortization of investment security premiums/ discounts	19,243	3,974	147
Deferred income tax expense	4,709	1,955	1,520
Gain on sale of investment securities	(19,853)	(8,992)	(12,561)
Gain on sale of mortgage loans	(21,582)	(15,712)	(10,260)
Proceeds from sales of mortgage loans held for sale	871,447	609,726	420,220
Originations of mortgage loans held for sale	(810,859)	(646,115)	(423,093)
Amortization of intangible assets	2,059	1,838	4,786
Decrease in accrued interest receivable	11,333	713	1,359
Increase in other assets	(15,325)	(347)	(5,448)
Decrease in accrued interest payable	(6,136)	(8,318)	(11,787)
Decrease in other liabilities	(7,370)	(1,580)	(1,640)

Total adjustments	49,750	(38,172)	(9,182)

Net cash provided by operating activities	187,930	94,776	104,407

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	521,520	67,633	206,688
Proceeds from maturities of securities held to maturity	18,146	21,247	42,342
Proceeds from maturities of securities available for sale	1,543,992	807,980	478,310
Purchase of securities held to maturity	(8,514)	(5,654)	(7,200)
Purchase of securities available for sale	(2,445,592)	(1,528,199)	(970,779)
Decrease (increase) in short-term investments	19,248	(931)	1,449
Net (increase) decrease in loans	(487,147)	44,098	(6,714)
Net cash received from (paid for) acquisitions	17,222	—	(45,044)
Purchase of premises and equipment, net	(4,730)	(10,619)	(22,200)

Net cash used in investing activities	(825,855)	(604,445)	(323,148)

Cash Flows from Financing Activities:
Net increase in demand and savings deposits	347,665	366,981	516,439
Net decrease in time deposits	(295,760)	(108,257)	(32,337)
Addition to long-term debt	90,000	100,406	—
Repayment of long-term debt	(157,360)	(21,653)	(102,701)
Increase (decrease) increase in short-term borrowings	757,964	231,859	(46,094)
Dividends paid	(64,628)	(58,954)	(51,486)
Net proceeds from issuance of common stock	5,852	3,738	16,795
Acquisition of treasury stock	(59,699)	(46,133)	(7,922)

Net cash provided by financing activities	624,034	467,987	292,694

Net (Decrease) Increase in Cash and Due From Banks	(13,891)	(41,682)	73,953
Cash and Due From Banks at Beginning of Year	314,857	356,539	282,586

Cash and Due From Banks at End of Year	$300,966	$314,857	$356,539

Cash paid during the year for:
Interest	$137,230	$166,537	$239,749
Income taxes	48,924	49,621	46,633

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business: Fulton Financial Corporation (Parent Company) is a multi-bank financial holding company which provides a full range of banking and financial services to businesses and consumers through its wholly-owned banking subsidiaries: Fulton Bank, Lebanon Valley Farmers Bank, Swineford National Bank, Lafayette Ambassador Bank, FNB Bank, N.A., Hagerstown Trust, Delaware National Bank, The Bank, The Peoples Bank of Elkton, Skylands Community Bank and Premier Bank as well as its financial services subsidiaries: Fulton Financial Advisors, N.A., and Fulton Insurance Services Group, Inc. In addition, the Parent Company owns five other non-banking subsidiaries: Fulton Financial Realty Company, Fulton Reinsurance Company, LTD, Central Pennsylvania Financial Corp., FFC Management, Inc. and FFC Penn Square, Inc. Collectively, the Parent Company and its subsidiaries are referred to as the Corporation.

The Corporation’s primary sources of revenue are interest income on loans and investment securities and fee income on its products and services. Its expenses consist of interest expense on deposits and borrowed funds, provision for loan losses, other operating expenses and income taxes. The Corporation’s primary competition is other financial services providers operating in its region. Competitors also include financial services providers located outside the Corporation’s geographical market as electronic delivery systems have become more prominent. The Corporation is subject to the regulations of certain Federal and state agencies and undergoes periodic examinations by such regulatory authorities.

The Corporation offers, through its banking subsidiaries, a full range of retail and commercial banking services throughout central and eastern Pennsylvania, Maryland, Delaware and New Jersey. Industry diversity is the key to the economic well being of these markets and the Corporation is not dependent upon any single customer or industry.

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

Investments: Debt securities are classified as held to maturity at the time of purchase when the Corporation has both the intent and ability to hold these investments until they mature. Such debt securities are carried at cost, adjusted for amortization of premiums and accretion of discounts using the effective yield method. The Corporation does not engage in trading activities, however, since the investment portfolio serves as a source of liquidity, most debt securities and all marketable equity securities are classified as available for sale. Securities available for sale are carried at estimated fair value with the related unrealized holding gains and losses reported in shareholders’ equity as a component of other comprehensive income, net of tax. Realized security gains and losses are computed using the specific identification method and are recorded on a trade date basis.

Securities are evaluated periodically to determine whether a decline in their value is other than temporary. Declines in value that are determined to be other than temporary are recorded as realized losses.

Loans and Revenue Recognition: Loan and lease financing receivables are stated at their principal amount outstanding, except for mortgage loans held for sale which are carried at the lower of aggregate cost or market value. Interest income on loans is accrued as earned. Unearned income on lease financing receivables is recognized on a basis which approximates the effective yield method. Premiums and discounts on purchased loans are amortized as an adjustment to interest income using the effective yield method.

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

Allowance for Loan Losses: The allowance for loan losses is increased by charges to expense and decreased by charge-offs, net of recoveries. Management’s periodic evaluation of the adequacy of the allowance for loan losses is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, the estimated fair value of the underlying collateral, and current economic conditions. Management believes that the allowance for loan losses is adequate, however, future changes to the allowance may be necessary based on changes in any of these factors.

Impaired loans, as defined by Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (Statement 114), are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or fair value of the collateral if the loan is collateral dependent. A loan is considered to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement.

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

Lease financing receivables include both open and closed end leases for the purchase of vehicles and equipment. Residual values are set at the inception of the lease and are reviewed periodically for impairment. If the impairment is considered to be other than temporary, the resulting reduction in the net investment in the lease is recognized as a loss in the period.

Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization is generally computed using the straight-line method over the estimated useful lives of the related assets, which are a maximum of 50 years for buildings and improvements and eight years for furniture and equipment. Interest costs incurred during the construction of major bank premises are capitalized. During 2001 the Corporation capitalized approximately $390,000 in interest expense related to the construction of new office space at its headquarters location.

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

Mortgage Servicing Rights: The estimated fair value of mortgage servicing rights (MSR’s) related to loans sold is recorded as an asset upon the sale of such loans. MSR’s are amortized as a reduction to servicing income over the estimated lives of the underlying loans. In addition, MSR’s are evaluated quarterly for impairment based on prepayment experience and, if necessary, additional amortization is recorded.

Income Taxes: The provision for income taxes is based upon the results of operations, adjusted primarily for the effect of tax-exempt income and net credits received from investments in low income housing partnerships. Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the deferred tax asset or liability from period to period.

Stock-Based Compensation: The Corporation accounts for its stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). As such, no compensation expense has been recognized as stock options are granted with an exercise price equal to the fair market value of the Corporation’s stock. Pro-forma disclosures of the impact of stock option grants on the Corporation’s net income and net income per share, had compensation expense been recognized, are provided in Note M, “Stock-based Compensation Plans and Shareholders’ Equity”, as required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement 123).

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (Statement 148). Statement 148 clarifies the accounting for options issued in prior periods when a company elects to transition from APB 25 accounting to Statement 123 accounting. It also requires additional disclosures with respect to accounting for stock-based compensation. The Corporation has elected to continue application of APB 25 in accounting for its stock-based compensation plans and, accordingly, the transition accounting provided by Statement 148 had no impact on the Corporation’s financial statements. All required disclosures have been provided in Note M.

Net Income Per Share: The Corporation’s basic net income per share is calculated as net income divided by the weighted average number of shares outstanding. For diluted net income per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation’s common stock equivalents consist solely of outstanding stock options. Excluded from the calculation were anti-dilutive options totaling 456,000 in 2002 and 2001.

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows. There were no adjustments to net income to arrive at diluted net income per share.

	2003	2002	2001
	(in thousands)
Weighted average shares outstanding (basic)	106,922	107,768	108,408
Impact of common stock equivalents	826	707	728

Weighted average shares outstanding (diluted)	107,748	108,475	109,136

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

Financial Guarantees: Financial guarantees, consisting primarily of standby and commercial letters of credit, are accounted for by recognizing a liability equal to the fair value of the guarantees and crediting the liability to income over the term of the guarantee. Fair value is estimated using the fees currently charged to enter into similar agreements with similar terms.

Business Combinations and Intangible Assets: In June 2001, the FASB issued Statements of Financial Accounting Standards Nos. 141, “Business Combinations” (Statement 141) and 142 “Goodwill and Other Intangible Assets” (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations and eliminated the use of pooling of interests for transactions initiated subsequent to June 30, 2001. Statement 142 eliminated the amortization to expense of goodwill recorded as a result of such combinations, but requires goodwill to be evaluated for impairment at least annually. Write-downs of the balance, if necessary, are to be charged to the results of operations in the period in which the impairment is determined. Goodwill existing prior to the issuance of the statement was required to be amortized through December 31, 2001.

The Corporation performed its initial test of goodwill impairment upon adoption of Statement 142 on January 1, 2002 and its annual tests of goodwill impairment on October 31, 2003 and 2002. Based on the results of these tests the Corporation concluded that there was no impairment and no write-downs were recorded. As a result adopting Statement 142, the Corporation was not required to recognize $2.7 million of goodwill amortization in 2002, for a net benefit of $0.03 per share (basic and diluted).

In October 2002, the FASB issued Statement 147, “Acquisitions of Certain Financial Institutions”, which allowed the excess purchase price recorded in qualifying branch acquisitions to be treated in the same manner as Statement 142 goodwill. Upon adoption of Statement 147, its provisions were applied retroactively to the January 1, 2002 adoption date for Statement 142. As a result of adopting Statement 147, the Corporation was not required to recognize $1.0 million of goodwill amortization in 2002 ($677,000, net of taxes), for a net benefit of $0.01 per share (basic and diluted). See Note F, “Goodwill and Intangible Assets” for additional disclosures.

Variable Interest Entities: In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51”, which was revised in December 2003 (FIN-46). FIN-46 provides guidance on when to consolidate certain Variable Interest Entities (VIE’s) in the financial statements of the Corporation.

VIE’s are entities in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance activities without additional financial support from other parties. Under FIN-46, a company must consolidate a VIE if the company has a variable interest that will absorb a majority of the VIE’s losses, if they occur, and/or receive a majority of the VIE’s residual returns, if they occur. For the Corporation, FIN-46 affects corporation-obligated mandatorily redeemable capital securities of subsidiary trust (Trust Preferred Securities) and its investments in low and moderate income housing partnerships.

Trust Preferred Securities had historically been presented as minority interests in the Corporation’s Consolidated Balance Sheet. With the adoption of the related FIN-46 provisions, as interpreted by the Securities and Exchange Commission, Trust Preferred Securities were deconsolidated from the Consolidated Balance Sheet as of December 31, 2003, with no restatement of prior periods. The impact of this deconsolidation was to increase long-term debt and reduce corporation-obligated mandatorily redeemable capital securities of subsidiary trust by $33.5 million. There was no impact of the deconsolidation on net income or net income per share. Prospectively, expense related to these issuances will be recorded as interest expense on long-term debt rather than minority interest expense.

Current regulatory capital rules allow Trust Preferred Securities to be included as a component of regulatory capital. This treatment has continued despite the deconsolidation of these instruments for financial reporting purposes. If banking regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Corporation may redeem them. See additional disclosures in Note I, “Short-Term Borrowings and Long-term Debt”.

Investments in low and moderate income partnerships (LIH investments) are amortized under the effective interest method over the life of the Federal income tax credits generated as a result of such investments, generally ten years. At December 31, 2003 and 2002, the Corporation’s LIH Investments totaled $40.0 million and $38.6 million, respectively. The net income tax benefit associated with these investments was $4.0 million in 2003 and 2002 and $3.6 million in 2001.

FIN-46 was effective as of December 31, 2003 for new LIH Investments made by the Corporation on or after January 31, 2003 and is effective March 31, 2004 for all other partnerships. No LIH Investments were consolidated as of December 31, 2003. The Corporation is currently reviewing all of its LIH Investments to determine whether any or all must be consolidated in the Corporation’s financial statements in the future. Management cannot reasonably estimate the impact of the potential consolidation of LIH Investments on the financial statements of the Corporation at this time.

Reclassifications and Restatements: Certain amounts in the 2002 and 2001 consolidated financial statements and notes have been reclassified to conform to the 2003 presentation. All share and per-share data have been restated to reflect the impact of the 5% stock dividend paid in May 2003.

NOTE B - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Corporation’s subsidiary banks are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against their deposit liabilities. The average amount of such reserves during 2003 and 2002 was approximately $94.4 million and $64.8 million, respectively.

NOTE C - INVESTMENT SECURITIES

The following tables summarize the amortized cost and estimated fair values of investment securities as of December 31:

2003 Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government and agency securities	$7,728	$158	$(41)	$7,845
State and municipal securities	4,462	87	—	4,549
Corporate debt securities	640	1	—	641
Mortgage-backed securities	10,163	541	—	10,704

	$22,993	$787	$(41)	$23,739

2003 Available for Sale
Equity securities	$197,262	$15,597	$(507)	$212,352
U.S. Government and agency securities	82,178	261	—	82,439
State and municipal securities	291,244	7,115	(329)	298,030
Corporate debt securities	28,772	292	(408)	28,656
Mortgage-backed securities	2,285,845	9,109	(12,274)	2,282,680

	$2,885,301	$32,374	$(13,518)	$2,904,157

2002 Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government and agency securities	$8,568	$259	$—	$8,827
State and municipal securities	4,679	123	—	4,802
Debt securities issued by foreign governments	50	—	—	50
Mortgage-backed securities	19,387	1,069		20,456

	$32,684	$1,451	$—	$34,135

2002 Available for Sale
Equity securities	$152,985	$8,948	$(6,795)	$155,138
U.S. Government and agency securities	96,112	1,196	(4)	97,304
State and municipal securities	241,451	8,422	(7)	249,866
Other debt securities	300	—	—	300
Mortgage-backed securities	1,839,240	41,810	(51)	1,880,999

	$2,330,088	$60,376	$(6,857)	$2,383,607

The amortized cost and estimated fair value of debt securities at December 31, 2003 by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$3,253	$3,281	$76,203	$76,509
Due from one year to five years	5,626	5,670	158,600	162,503
Due from five years to ten years	3,635	3,684	128,164	129,786
Due after ten years	316	400	39,227	40,327

	12,830	13,035	402,194	409,125
Mortgage-backed securities	10,163	10,704	2,285,845	2,282,680

	$22,993	$23,739	$2,688,039	$2,691,805

Gains totaling $17.3 million, $7.4 million and $9.6 million were realized on the sale of equity securities during 2003, 2002 and 2001, respectively. Gains totaling $5.9 million, $1.6 million and $3.0 million were realized on the sale of available for sale debt securities during 2003, 2002 and 2001, respectively. Losses of $3.3 million and $340,000 were recognized in 2003 and 2002 respectively, for equity investments exhibiting other than temporary impairment.

Securities carried at $1.2 billion and $937.1 million at December 31, 2003 and 2002, respectively, were pledged as collateral to secure public and trust deposits, and for other purposes.

The following table presents the gross unrealized losses and fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003:

	Less Than 12 months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
U.S. Government and agency securities	$1,112	$(37)	$254	$(4)	$1,366	$(41)
State and municipal securities	30,558	(329)	—	—	30,558	(329)
Corporate debt securities	—	—	7,959	(408)	7,959	(408)
Mortgage-backed securities	1,289,116	(12,274)	—	—	1,289,116	(12,274)

Total debt securities	1,320,786	(12,640)	8,213	(412)	1,328,999	(13,052)
Equity securities	5,081	(255)	3,067	(252)	8,148	(507)

Total	$1,325,867	$(12,895)	$11,280	$(664)	$1,337,147	$(13,559)

Mortgage-backed securities consist of five and seven-year balloon pools issued by the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal National Mortgage Association (FNMA). The majority of the securities shown in the above table were purchased during 2003 when mortgage rates were at historical lows. Unrealized losses on these securities at December 31, 2003 resulted from an increase in market rates during the third and fourth quarters of 2003. Because FHLMC and FNMA guarantee the payment of principal, the credit risk for these securities is minimal and, as such, no impairment write-offs were considered to be necessary.

NOTE D - LOANS AND ALLOWANCE FOR LOAN LOSSES

Gross loans are summarized as follows as of December 31:

	2003	2002
	(in thousands)
Commercial, financial and agricultural	$1,948,968	$1,679,100
Real estate-construction	307,109	248,565
Real estate-mortgage:
First and second-residential	1,324,611	1,244,783
Commercial	1,992,650	1,527,143
Consumer	516,587	543,040
Leasing and other	77,646	84,063

	6,167,571	5,326,694
Unearned income	(7,577)	(9,626)

	$6,159,994	$5,317,068

Changes in the allowance for loan losses were as follows for the years ended December 31:

	2003	2002	2001
	(in thousands)
Balance at January 1	$71,920	$71,872	$65,640

Loans charged off	(13,228)	(15,670)	(14,275)
Recoveries of loans previously charged off	3,829	3,818	3,837

Net loans charged off	(9,399)	(11,852)	(10,438)

Provision for loan losses	9,705	11,900	14,585
Allowance purchased	5,474	—	2,085

Balance at December 31	$77,700	$71,920	$71,872

The following table summarizes non-performing assets as of December 31:

	2003	2002
	(in thousands)
Nonaccrual loans	$22,422	$24,090
Accruing loans greater than 90 days past due	9,609	14,095
Other real estate owned	585	938

	$32,616	$39,123

Interest of approximately $1.8 million, $1.7 million and $1.9 million was not recognized as interest income due to the non-accrual status of loans during 2003, 2002 and 2001, respectively.

The recorded investment in loans that were considered to be impaired as defined by Statement 114 was $65.7 million and $42.8 million at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, $8.9 million of impaired loans were included in non-accrual loans. At December 31, 2003 and 2002, impaired loans had related allowances for loan losses of $21.2 million and $9.0 million, respectively. The average recorded investment in impaired loans during the years ended December 31, 2003, 2002 and 2001 was approximately $57.6 million, $40.2 million, and $21.1 million, respectively.

The Corporation applies all payments received on non-accruing impaired loans to principal until such time as the principal is paid off, after which time any additional payments received are recognized as interest income. Payments received on accruing impaired loans are applied to principal and interest according to the original terms of the loan. The Corporation recognized interest income of approximately $2.4 million, $1.7 million and $980,000 on impaired loans in 2003, 2002 and 2001, respectively.

The Corporation has extended credit to the officers and directors of the Corporation and to their associates. Related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans, including unadvanced commitments, was $169.9 million and $147.8 million at December 31, 2003 and 2002, respectively. During 2003, $47.3 million of new advances were made and repayments totaled $25.2 million.

The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties at December 31, 2003 and 2002 was $1.1 billion and $1.0 billion, respectively.

NOTE E - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

	2003	2002
	(in thousands)
Land	$18,626	$16,635
Buildings and improvements	131,971	133,173
Furniture and equipment	92,468	87,567
Other	1,909	2,722

	244,974	240,097
Less: Accumulated depreciation and amortization	(124,197)	(116,647)

	$120,777	$123,450

NOTE F - GOODWILL AND INTANGIBLE ASSETS

The following table summarizes goodwill and intangible assets at December 31:

	2003	2002
	(in thousands)
Core deposit intangible assets	$19,546	$11,146
Unidentifiable intangible assets	5,082	5,082
Accumulated amortization	(7,034)	(4,979)

Total Intangible Assets	17,594	11,249
Goodwill	127,202	61,048

Total Goodwill and Intangible Assets	$144,796	$72,297

The following table summarizes the changes in goodwill:

	2003	2002	2001
	(in thousands)
Balance at beginning of year	$61,048	$38,900	$25,764
Goodwill acquired	66,154	—	15,863
Reclassified goodwill	—	21,300	—
Reversal of negative goodwill	—	848	—
Amortization expense	—	—	(2,727)

Balance at end of year	$127,202	$61,048	$38,900

Reclassified goodwill consists of certain branch acquisition unidentifiable intangible assets that were accounted for as unidentifiable intangible assets prior to the adoption of Statement 147. Upon adoption of Statement 147, previous acquisitions giving rise to unidentifiable intangible assets were reviewed to determine if they constituted the acquisition of a business. The June 2001 acquisition of 18 branches was determined to be a business combination based upon the existence of the necessary inputs, processes and outputs. Upon adoption of Statement 147 retroactively to January 1, 2002, these assets were reclassified to goodwill. Amortization expense of $483,000, or $314,000, net of taxes, was recognized for these assets in 2001. See Note Q, “Mergers and Acquisitions” for information regarding goodwill acquired in 2003.

The cumulative effect of adopting Statement 142 was $848,000, representing the reversal of negative goodwill balances existing at January 1, 2002. This has been presented as other income in the Consolidated Statements of Income. The following table adjusts net income and net income per share for the amortization expense related to Statements 142 and 147 goodwill that is no longer being amortized (in thousands, except per-share amounts):

	2003	2002	2001
Net income, as reported	$138,180	$132,948	$113,589
Amortization of goodwill, net of taxes	—	—	3,041
Reversal of negative goodwill	—	(848)	—

Net income, as adjusted	$138,180	$132,100	$116,630

Basic net income per share, as reported	$1.29	$1.23	$1.05
Amortization of goodwill, net of taxes	—	—	0.03
Reversal of negative goodwill	—	(0.01)	—

Basic net income per share, as adjusted	$1.29	$1.23	$1.08

Diluted net income per share, as reported	$1.28	$1.23	$1.04
Amortization of goodwill, net of taxes	—	—	0.03
Reversal of negative goodwill	—	(0.01)	—

Diluted net income per share, as adjusted	$1.28	$1.22	$1.07

Note:	Adjusted per share amounts do not sum in all cases due to rounding.

Core deposit intangible assets are amortized using an accelerated method over the estimated remaining life of the acquired core deposits. As of December 31, 2003, these assets had a weighted average remaining life of approximately eight years. Unidentifiable intangible assets are amortized on a straight-line basis over ten years. Amortization expense related to intangible assets totaled $2.1 million, $1.8 million and $2.1 million in 2003, 2002 and 2001, respectively. Amortization expense for the next five years is expected to be as follows (in thousands):

Year
2004	$2,852
2005	2,614
2006	2,433
2007	2,308
2008	2,160

NOTE G - MORTGAGE SERVICING RIGHTS

The following table summarizes the changes in mortgage servicing rights (MSR’s), which are included in other assets in the Consolidated Balance Sheets:

	2003	2002	2001
	(in thousands)
Balance at beginning of year	$6,233	$3,271	$540
Originations of mortgage servicing rights	4,992	3,839	3,158
Amortization expense	(2,829)	(877)	(427)

Balance at end of year	$8,396	$6,233	$3,271

MSR’s represent the economic value to be derived by the Corporation based upon its existing contractual rights to service mortgage loans that have been sold and are outstanding. Accordingly, to the extent mortgage loan prepayments occur, the value of MSR’s can be impacted. As a result of the declining interest rate environment, the prepayment experience has been higher than expected and the carrying value of MSR’s has been reduced accordingly through additional amortization.

Expected MSR amortization expense for the next five years, based on balances at December 31, 2003 and the expected remaining lives of the underlying loans follows (in thousands):

Year
2004	$1,986
2005	1,780
2006	1,543
2007	1,273
2008	966

NOTE H - DEPOSITS

Deposits consisted of the following as of December 31:

	2003	2002
	(in thousands)
Noninterest-bearing demand	$1,262,214	$1,118,227
Interest-bearing demand	1,289,946	1,061,277
Savings and money market accounts	1,751,475	1,529,117
Time deposits	2,448,148	2,536,907

	$6,751,783	$6,245,528

Included in time deposits were certificates of deposit equal to or greater than $100,000 of $451.0 million and $420.2 million at December 31, 2003 and 2002, respectively. The scheduled maturities of time deposits as of December 31, 2003 were as follows (in thousands):

Year
2004	$1,273,905
2005	531,108
2006	230,914
2007	228,162
2008	77,822
Thereafter	106,237

$2,448,148

NOTE I - SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings at December 31, 2003, 2002, and 2001 and the related maximum amounts outstanding at the end of any month in each of the three years are presented below.

	December 31			Maximum Outstanding
	2003	2002	2001	2003	2002	2001
	(in thousands)			(in thousands)
Federal funds purchased	$933,000	$330,000	$105,000	$933,000	$330,000	$248,500
Securities sold under repurchase agreements	408,697	297,556	289,659	429,819	347,248	342,079
FHLB overnight repurchase agreements	50,000	—	—	50,000	—	—
Other	5,014	4,638	5,676	6,387	5,640	5,676

	$1,396,711	$632,194	$400,335

The following table presents information related to short-term borrowings.

	December 31
	2003	2002	2001
	(dollars in thousands)
Amount outstanding at December 31	$1,396,711	$632,194	$400,335
Weighted average interest rate at year end	0.92%	1.16%	1.75%
Average amount outstanding during the year	$738,527	$434,402	$355,953
Weighted average interest rate during the year	1.00%	1.52%	3.68%

Federal Home Loan Bank Advances and long-term debt included the following as of December 31:

	2003	2002
	(in thousands)
Federal Home Loan Bank advances	$532,344	$531,478
Junior subordinated deferrable interest debentures	33,509	—
Other long-term debt	2,877	4,077

	$568,730	$535,555

The Parent Company owns all of the common stock of three Delaware business trusts, which have issued Trust Preferred Securities in conjunction with the Parent Company issuing junior subordinated deferrable interest debentures to the trusts. The terms of the junior subordinated deferrable interest debentures are the same as the terms of the Trust Preferred Securities. The Parent Company’s obligations under the debentures constitute a full and unconditional guarantee by the Parent Company of the obligations of the trusts. The preferred securities are redeemable on specified dates, or earlier if the deduction of interest for Federal income taxes is prohibited, the Trust Preferred Securities no longer qualify as Tier I capital, or if certain other contingencies arise. The Trust Preferred Securities must be redeemed upon maturity.

As a result of the deconsolidation of the trusts upon adoption of FIN-46 on December 31, 2003, the Trust Preferred Securities are no longer shown as minority interests in the Consolidated Balance Sheets and the junior subordinated deferrable interest debentures are included in long-term debt. The following table details the terms of the debentures (dollars in thousands):

Debentures Issued to	Rate	Amount	Maturity	Callable
Drovers Capital Trust I	9.25%	$7,735	9/30/29	9/30/04
Premier Capital Trust	8.57	10,310	8/15/28	8/15/08
PBI Capital Trust II	Variable	15,464	11/7/32	11/7/07

		$33,509

Federal Home Loan Bank advances mature through May 2014 and carry a weighted average interest rate of 4.95%. As of December 31, 2003, the Corporation had an additional borrowing capacity of approximately $1.1 billion with the Federal Home Loan Bank. Advances from the Federal Home Loan Bank are secured by qualifying residential mortgages, investments and other assets. The following table summarizes the scheduled maturity periods of Federal Home Loan Bank advances and junior subordinated deferrable interest debentures as of December 31, 2003 (in thousands):

Year
2004	$5,000
2005	85,180
2006	15,000
2007	55,169
2008	206,000
Thereafter	199,504

$565,853

NOTE J - REGULATORY MATTERS

Dividend and Loan Limitations

The dividends that may be paid by subsidiary banks to the Parent Company are subject to certain legal and regulatory limitations. Under such limitations, the total amount available for payment of dividends by subsidiary banks was approximately $160 million at December 31, 2003.

Under current Federal Reserve regulations, the subsidiary banks are limited in the amount they may loan to their affiliates, including the Parent Company. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of each bank subsidiary’s regulatory capital. At December 31, 2003, the maximum amount available for transfer from the subsidiary banks to the Parent Company in the form of loans and dividends was approximately $220 million.

Regulatory Capital Requirements

The Corporation’s subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the subsidiary banks must meet specific capital guidelines that involve quantitative measures of the subsidiary banks’ assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The subsidiary banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the subsidiary banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (as defined in the regulations). Management believes, as of December 31, 2003, that all of its bank subsidiaries meet the capital adequacy requirements to which they are subject.

As of December 31, 2003 and 2002, the Corporation’s five significant subsidiaries, Fulton Bank, Lebanon Valley Farmers Bank, Lafayette Ambassador Bank, The Bank and Premier Bank were well capitalized under the regulatory framework for prompt corrective action based on their capital ratio calculations. To be categorized as well capitalized, these banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2003 that management believes have changed the institutions’ categories.

The following tables present the total risk-based, Tier I risk-based and Tier I leverage requirements for the Corporation and its significant subsidiaries.

	As of December 31, 2003
	Actual		For Capital Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Corporation	$899,512	12.7%	$564,986	8.0%	$706,233	10.0%
Fulton Bank	363,827	10.4	278,843	8.0	348,553	10.0
Lebanon Valley Farmers Bank	60,714	11.4	42,428	8.0	53,035	10.0
Lafayette Ambassador Bank	89,046	10.7	66,405	8.0	83,007	10.0
The Bank	78,769	11.1	56,583	8.0	70,729	10.0
Premier Bank	40,582	11.4	29,223	8.0	36,529	10.0

Tier I Capital (to Risk Weighted Assets):
Corporation	$815,021	11.5%	$282,493	4.0%	$423,740	6.0%
Fulton Bank	328,868	9.4	139,421	4.0	209,132	6.0
Lebanon Valley Farmers Bank	55,142	10.4	21,214	4.0	31,821	6.0
Lafayette Ambassador Bank	79,810	9.6	33,203	4.0	49,804	6.0
The Bank	71,506	10.1	28,292	4.0	42,437	6.0
Premier Bank	34,515	9.7	14,612	4.0	21,917	6.0

Tier I Capital (to Average Assets):
Corporation	$815,021	8.8%	$279,565	3.0%	$465,941	5.0%
Fulton Bank	328,868	8.3	119,252	3.0	198,753	5.0
Lebanon Valley Farmers Bank	55,142	6.9	24,058	3.0	40,096	5.0
Lafayette Ambassador Bank	79,810	6.6	36,102	3.0	60,171	5.0
The Bank	71,506	6.9	30,931	3.0	51,551	5.0
Premier Bank	34,515	6.6	15,589	3.0	25,981	5.0

	As of December 31, 2002
	Actual		For Capital Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Corporation	$837,645	13.8%	$485,112	8.0%	$606,390	10.0%
Fulton Bank	353,258	11.6	243,538	8.0	304,422	10.0
Lebanon Valley Farmers Bank	64,582	12.5	41,398	8.0	51,747	10.0
Lafayette Ambassador Bank	84,129	12.0	56,107	8.0	70,134	10.0
The Bank	79,632	12.0	53,284	8.0	66,605	10.0

Tier I Capital (to Risk Weighted Assets):
Corporation	$764,325	12.6%	$242,556	4.0%	$363,834	6.0%
Fulton Bank	320,362	10.5	121,769	4.0	182,653	6.0
Lebanon Valley Farmers Bank	58,763	11.4	20,699	4.0	31,048	6.0
Lafayette Ambassador Bank	75,539	10.8	28,053	4.0	42,080	6.0
The Bank	72,201	10.8	26,642	4.0	39,963	6.0

Tier I Capital (to Average Assets):
Corporation	$764,325	9.4%	$243,068	3.0%	$405,113	5.0%
Fulton Bank	320,362	8.8	108,685	3.0	181,142	5.0
Lebanon Valley Farmers Bank	58,763	7.7	22,910	3.0	38,183	5.0
Lafayette Ambassador Bank	75,539	7.1	31,957	3.0	53,262	5.0
The Bank	72,201	7.3	29,767	3.0	49,612	5.0

NOTE K - INCOME TAXES

The components of the provision for income taxes are as follows:

	Year ended December 31
	2003	2002	2001
	(in thousands)
Current tax expense:
Federal	$53,377	$52,749	$44,625
State	1,277	1,764	222

	54,654	54,513	44,847
Deferred tax expense	4,709	1,955	1,520

	$59,363	$56,468	$46,367

The differences between the effective income tax rate and the Federal statutory income tax rate are as follows:

	Year ended December 31
	2003	2002	2001
Statutory tax rate	35.0%	35.0%	35.0%
Effect of tax-exempt income	(3.2)	(3.2)	(3.4)
Effect of low income housing investments	(2.0)	(2.1)	(2.6)
State income taxes, net of Federal benefit	0.4	0.6	0.1
Other	(0.1)	(0.5)	(0.1)

Effective income tax rate	30.1%	29.8%	29.0%

The net deferred tax asset recorded by the Corporation is included in other assets and consists of the following tax effects of temporary differences at December 31:

	2003	2002
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$27,195	$25,172
Deferred compensation	3,776	3,638
Investments in low income housing	2,951	3,063
Post-retirement benefits	3,318	3,266
Other accrued expenses	1,406	1,671
Fixed asset depreciation	—	809
Other than temporary impairment writedown of investments	1,285	—
Other	767	1,144

Total gross deferred tax assets	40,698	38,763

Deferred tax liabilities:
Direct leasing	9,877	8,759
Unrealized holding gains on securities available for sale	6,620	18,732
Mortgage servicing rights	2,939	2,181
Fixed asset depreciation	1,304	—
Intangible assets	1,811	—
Other	1,240	876

Total gross deferred tax liabilities	23,791	30,548

Net deferred tax asset	$16,907	$8,215

As of December 31, 2003 and 2002, the Corporation had not established any valuation allowance against deferred tax assets since these tax benefits are realizable either through carry-back availability against prior years’ taxable income or the reversal of existing deferred tax liabilities.

NOTE L - EMPLOYEE BENEFIT PLANS

Substantially all eligible employees of the Corporation are covered by one of the following plans or combination of plans:

Profit Sharing Plan – A noncontributory defined contribution plan where employer contributions are based on a formula providing for an amount not to exceed 15% of each eligible employee’s annual salary (10% for employees hired subsequent to January 1, 1996). Participants are 100% vested in balances after five years of eligible service. In addition, the profit sharing plan includes a 401(k) feature which allows employees to defer a portion of their pre-tax salary on an annual basis, with no employer match. Contributions under this feature are 100% vested.

Defined Benefit Pension Plans and 401(k) Plans – The Corporation maintains two defined benefit plans, the Fulton Financial Affiliates’ Defined Benefit Pension Plan and the Drovers & Mechanics Pension Plan (Pension Plans). Contributions to the Pension Plans are actuarially determined and funded annually. Plan assets are invested in money markets, fixed income securities, including corporate bonds, U.S. Treasury securities and common trust funds, and equity securities, including common stocks and common stock mutual funds. The Pension Plans have been closed to new participants, but existing participants continue to accrue benefits according to the terms of the plan. As of January 1, 2004, the Pension Plans were merged into one plan.

Employees covered under the Pension Plans are also eligible to participate in the Fulton Financial Affiliates 401(k) Savings Plan. The 401(k) Plan generally allows employees to defer up to $11,000 of their pre-tax salary on an annual basis. At its discretion, the Corporation may also make a matching contribution up to 3%.

The following summarizes the Corporation’s expense under the above plans for the years ended December 31:

	2003	2002	2001
	(in thousands)
Profit Sharing Plan	$6,606	$6,220	$5,050
Pension Plans	3,025	1,812	989
401(k) Plan	596	667	597

	$10,227	$8,699	$6,636

The net periodic pension cost for the Corporation’s Pension Plans, as determined by consulting actuaries, consisted of the following components for the years ended December 31:

	2003	2002	2001
	(in thousands)
Service cost – benefits earned during period	$2,178	$1,954	$1,873
Interest cost on projected benefit obligation	2,952	2,653	2,472
Actual return on assets	(4,337)	2,086	3,103
Net amortization and deferral	2,232	(4,881)	(6,459)

Net periodic pension cost	$3,025	$1,812	$989

The measurement date for the Pension Plans is September 30. The following table summarizes the changes in the projected benefit obligation and fair value of plan assets for the indicated periods:

	Plan Year Ended September 30
	2003	2002
	(in thousands)
Projected benefit obligation, beginning	$43,886	$37,207

Service cost	2,178	1,954
Interest cost	2,952	2,653
Benefit payments	(1,666)	(1,699)
Actuarial loss	5,309	3,644
Amendments	—	93
Experience (gain) loss	(377)	34

Projected benefit obligation, ending	$52,282	$43,886

Fair value of plan assets, beginning	$33,288	$35,433

Employer contributions	2,021	1,640
Actual return on assets	4,337	(2,086)
Benefit payments	(1,666)	(1,699)

Fair value of plan assets, ending	$37,980	$33,288

The funded status of the Pension Plans and the amounts included in other liabilities as of December 31 follows:

	2003	2002
	(in thousands)
Projected benefit obligation	$(52,282)	$(43,886)
Fair value of plan assets	37,980	33,288

Funded status	(14,302)	(10,598)
Unrecognized net transition asset	(64)	(77)
Unrecognized prior service cost	93	109
Unrecognized net loss	12,645	9,942

Pension liability recognized in the
consolidated balance sheets	$(1,628)	$(624)

Accumulated benefit obligation	$39,124	$31,868

The following rates were used to calculate net periodic pension cost and the present value of benefit obligations:

	2003	2002	2001
Discount rate-projected benefit obligation	6.00%	6.75%	7.25%
Rate of increase in compensation level	4.50	5.00	5.00
Expected long-term rate of return on plan assets	8.00	8.00	8.00

The following table summarizes the weighted average asset allocations as of September 30:

	2003	2002
Cash and equivalents	9.0%	9.0%
Equity securities	51.0	45.0
Fixed income securities	40.0	46.0

Total	100.0%	100.0%

Equity securities consist mainly of equity common trust and mutual funds. Fixed income securities consist mainly of fixed income common trust funds. Defined benefit plan assets are invested with a balanced growth objective, with target asset allocations between 40 and 70 percent for equity securities and 30 to 60 percent for fixed income securities. The Corporation expects to contribute $2.6 million to the pension plan in 2004.

The 8.0% long-term rate of return on plan assets used to calculate the net periodic pension cost and present value of benefit obligations is based on historical returns. Although plan assets generated a negative return in 2002 and 2001, the expected long-term return is considered to be appropriate based on the asset mix and the historical returns realized.

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

The components of the expense for post-retirement benefits other than pensions are as follows:

	2003	2002	2001
	(in thousands)
Service cost-benefits earned during the period	$281	$260	$240
Interest cost on accumulated post-retirement benefit obligation	446	444	393
Actual return on plan assets	(2)	(3)	(7)
Net amortization and deferral	(287)	(298)	(375)

Net nonpension post-retirement benefit cost	$438	$403	$251

The following table summarizes the changes in the accumulated post-retirement benefit obligation and fair value of plan assets for the years ended December 31:

	2003	2002
	(in thousands)
Accumulated post-retirement benefit obligation, beginning	$7,104	$5,798

Service cost	281	260
Interest cost	446	444
Benefit payments	(324)	(263)
Change due to change in experience	(301)	509
Change due to change in assumptions	609	356

Accumulated post-retirement benefit obligation, ending	$7,815	$7,104

Fair value of plan assets, beginning	$171	$185

Employer contributions	316	246
Actual return on assets	2	3
Benefit payments	(324)	(263)

Fair value of plan assets, ending	$165	$171

The funded status of the plan and the amounts included in other liabilities as of December 31 follows:

	2003	2002
	(in thousands)
Accumulated post-retirement benefit obligation	$(7,815)	$(7,104)
Fair value of plan assets	165	171

Funded status	(7,650)	(6,933)
Unrecognized prior service cost	(905)	(1,132)
Unrecognized net gain	(586)	(955)

Post-retirement benefits liability recognized in the consolidated balance sheets	$(9,141)	$(9,020)

For measuring the post-retirement benefit obligation, the annual increase in the per capita cost of health care benefits was assumed to be 9.0% in year one, declining to an ultimate rate of 4.5% by year nine. This health care cost trend rate has a significant impact on the amounts reported. Assuming a 1.0% increase in the health care cost trend rate above the assumed annual increase, the accumulated post-retirement benefit obligation would increase by approximately $929,000 and the current period expense would increase by approximately $99,000. Conversely, a 1% decrease in the health care cost trend rate would decrease the accumulated post-retirement benefit obligation by approximately $777,000 and the current period expense by approximately $82,000.

The discount rate used in determining the accumulated post-retirement benefit obligation was 6.00% at December 31, 2003 and 6.75% at December 31, 2002. The expected long-term rate of return on plan assets was 3.00% at December 31, 2003 and 2002.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Bill”) was signed into law. The Medicare Bill expands Medicare benefits, primarily by adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. FASB Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” permits deferring the recognition of the new Medicare provisions’ impact due to lack of specific authoritative guidance on accounting for the Federal subsidy. The Corporation has elected to defer accounting for the effects of this new legislation until the specific authoritative guidance is issued. Accordingly, the post-retirement benefit obligations and net periodic costs reported in the accompanying financial statements and notes do not reflect the impact of this legislation. Adoption of this standard when final guidance is issued is not expected to have a material impact on the Corporation’s financial statements.

NOTE M - STOCK-BASED COMPENSATION PLANS AND SHAREHOLDERS’ EQUITY

Incentive Stock Option Plan and Employee Stock Purchase Plan

The Corporation has an Incentive Stock Option Plan (Option Plan) and an Employee Stock Purchase Plan (ESPP). Under the Option Plan, options are granted to key personnel for terms of up to 10 years at option prices equal to the fair market value of the Corporation’s stock on the date of grant. Options are 100% vested immediately upon grant. The Plan has reserved 232,000 additional shares for future grant through 2006. The number of options granted in any year is dependent upon the Corporation’s performance relative to that of a self-defined peer group. A summary of stock option activity under the current and prior plan follows:

	Stock Options	Option Price Per Share
		Range	Weighted Average
Balance at January 1, 2001	2,987,301	$ 2.40 - $ 15.60	$10.65
Granted	455,306	15.60	15.60
Exercised	(492,899)	2.40 - 15.60	8.11
Canceled	(26,274)	10.13 - 15.60	14.92

Balance at December 31, 2001	2,923,434	2.40 - 15.60	11.80
Granted	455,228	18.41	18.41
Exercised	(375,470)	5.38 - 15.60	9.17
Canceled	(6,454)	9.96 - 15.60	12.52

Balance at December 31, 2002	2,996,738	2.40 - 18.41	13.13
Granted	458,850	19.90 - 20.16	19.90
Exercised	(403,821)	2.40 - 19.90	7.80
Canceled	(32,192)	13.64 - 18.40	14.87
Assumed from Premier	311,747	2.49 - 8.71	4.47

Balance at December 31, 2003	3,331,322	2.49 - 20.16	13.88

Exercisable at December 31, 2003	3,290,958	2.49 - 20.16	13.96

The following table summarizes information concerning options outstanding at December 31, 2003:

Range of Exercise Prices	Total Unexercised Stock Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Exercisable Stock Options
$ 0.00 - $ 5.00	202,504	3.02	$3.39	202,504
$ 5.00 - $10.00	694,909	1.29	8.06	654,545
$10.00 - $15.00	807,045	4.67	14.10	807,045
$15.00 - $20.00	1,624,864	7.86	17.57	1,624,864
$20.00 - $25.00	2,000	9.67	20.16	2,000

	3,331,322	5.42	$13.88	3,290,958

The ESPP allows eligible employees to purchase stock of the Corporation at 85% of the fair market value of the stock on the date of exercise. Under the terms of the ESPP, 83,000 shares, 87,000 shares and 93,000 shares were issued in 2003, 2002 and 2001, respectively. A total of 1.5 million shares have been issued since the inception of the ESPP in 1986. As of December 31, 2003, 383,000 shares have been reserved for future issuances under the ESPP.

The Corporation accounts for both the Option Plan and the ESPP under APB 25 and, accordingly, no compensation expense is reflected in net income. Had compensation cost for these plans been recorded consistent with the fair value provisions of Statements 123 and 148, the Corporation’s net income and net income per share would have been reduced to the following pro-forma amounts:

	2003	2002	2001
	(in thousands, except per-share data)
Net income as reported	$138,180	$132,948	$113,589
Stock-based employee compensation expense under the fair value method, net of tax	1,813	1,993	1,828

Pro-forma net income	$136,367	$130,955	$117,761

Net income per share (basic)	$1.29	$1.23	$1.05
Pro-forma net income per share (basic)	1.28	1.22	1.03

Net income per share (diluted)	$1.28	$1.23	$1.04
Pro-forma net income per share (diluted)	1.27	1.21	1.02

Weighted average fair value of options granted	$4.03	$4.48	$4.00

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

	2003	2002	2001
Risk-free interest rate	3.55%	4.78%	5.32%
Volatility of Corporation’s stock	22.75	23.64	23.80
Expected dividend yield	3.22	3.10	3.13
Expected life of options	8 Years	8 Years	8 Years

Shareholder Rights

On June 20, 1989, the Board of Directors of the Corporation declared a dividend of one common share purchase right (Original Rights) for each outstanding share of common stock, par value $2.50 per share of the Corporation. The dividend was paid to the shareholders of record as of the close of business on July 6, 1989. On April 27, 1999, the Board of Directors approved an amendment to the Original Rights and the rights agreement. The significant terms of the amendment included extending the expiration date from June 20, 1999 to April 27, 2009 and resetting the purchase price to $90.00 per share. As of December 31, 2003, the purchase price had adjusted to $56.54 per share as a result of stock dividends.

The Rights are not exercisable or transferable apart from the common stock prior to distribution. Distribution of the Rights will occur ten business days following (1) a public announcement that a person or group of persons (“Acquiring Person”) has acquired or obtained the right to acquire beneficial ownership of 20% or more of the outstanding shares of common stock (the “Stock Acquisition Date”) or (2) the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 25% or more of such outstanding shares of common stock. The Rights are redeemable in full, but not in part, by the Corporation at any time until ten business days following the Stock Acquisition Date, at a price of $0.01 per Right.

NOTE N - LEASES

Certain branch offices and equipment are leased under agreements that expire at varying dates through 2020. Most leases contain renewal provisions at the Corporation’s option. Total rental expense was approximately $6.4 million in 2003, $5.9 million in 2002 and $5.1 million in 2001. Future minimum payments as of December 31, 2003 under noncancelable operating leases are as follows (in thousands):

Year
2004	$5,713
2005	5,161
2006	4,511
2007	3,878
2008	3,222
Thereafter	15,916

$38,401

NOTE O - COMMITMENTS AND CONTINGENCIES

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk that are not recognized in the Consolidated Balance Sheets.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments is expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income producing commercial properties.

Standby letters of credit are conditional commitments issued to guarantee the financial or performance obligation of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

From time to time, the Corporation and its subsidiary banks may be defendants in legal proceedings relating to the conduct of their banking business. Most of such legal proceedings are a normal part of the banking business, and in management’s opinion, the financial position and results of operations and cash flows of the Corporation would not be affected materially by the outcome of such legal proceedings.

The following table summarizes the Corporation’s commitments to extend credit and letters of credit:

	2003	2002
	(in thousands)
Commercial mortgage, construction and land development	$297,156	$197,879
Home equity	333,139	285,574
Credit card	314,532	321,602
Commercial and other	1,617,108	1,280,814

Total commitments to extend credit	$2,561,935	$2,085,869

Standby letters of credit	$510,806	$446,953
Commercial letters of credit	16,992	2,311

Total letters of credit	$527,798	$449,264

NOTE P - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following are the estimated fair values of the Corporation’s financial instruments as of December 31, 2003 and 2002, followed by a general description of the methods and assumptions used to estimate such fair values. These fair values are significantly affected by assumptions used, principally the timing of future cash flows and the discount rate. Because assumptions are inherently subjective in nature, the estimated fair values cannot be substantiated by comparison to independent market quotes and, in many cases, the estimated fair values could not necessarily be realized in an immediate sale or settlement of the instrument. Further, certain financial instruments and all non-financial instruments are excluded. Accordingly, the aggregate fair value amounts presented do not necessarily represent management’s estimation of the underlying value of the Corporation.

	2003		2002
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$300,966	$300,966	$314,857	$314,857
Interest-bearing deposits with other banks	4,559	4,559	7,899	7,899
Mortgage loans held for sale	32,761	32,761	70,475	70,475
Securities held to maturity	22,993	23,739	32,684	34,135
Securities available for sale	2,904,157	2,904,157	2,383,607	2,383,607
Net loans	6,082,294	6,187,091	5,245,148	5,410,828
Accrued interest receivable	34,407	34,407	42,675	42,675

FINANCIAL LIABILITIES
Demand and savings deposits	$4,303,635	$4,303,635	$3,708,621	$3,708,621
Time deposits	2,448,148	2,480,789	2,536,907	2,612,927
Short-term borrowings	1,396,711	1,396,711	632,194	632,194
Accrued interest payable	24,579	24,579	27,608	27,608
Other financial liabilities	26,769	26,769	33,708	33,708
Federal Home Loan Bank advances and long-term debt	568,730	560,699	535,555	567,546
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust	—	—	5,500	5,638

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

As indicated in Note A, securities available for sale are carried at their estimated fair values. The estimated fair values of securities held to maturity as of December 31, 2003 and 2002 were generally based on quoted market prices, broker quotes or dealer quotes.

For short-term loans and variable rate loans that reprice within 90 days, the carrying value was considered to be a reasonable estimate of fair value. For other types of loans, fair value was estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In addition, for loans secured by real estate, appraisal values for the collateral were considered in the fair value determination.

The fair value of long-term debt was estimated by discounting the remaining contractual cash flows using a rate at which the Corporation could issue debt with a similar remaining maturity as of the balance sheet date. The fair value of commitments to extend credit and standby letters of credit is estimated to equal their carrying amounts.

NOTE Q - MERGERS AND ACQUISITIONS

Premier Bancorp, Inc - On August 1, 2003, the Corporation acquired all of the outstanding common stock of Premier Bancorp, Inc. (Premier), a $600 million financial holding company, and its wholly-owned subsidiary, Premier Bank. The total purchase price was $92.0 million, including $2.1 million of direct acquisition costs. The Corporation issued 1.407 shares of its stock for each of the 3.4 million shares of Premier outstanding on the acquisition date. The purchase price was determined based on the value of the Corporation’s stock on the date when the final terms of the acquisition were agreed to and announced.

Premier Bank is located in Doylestown, Pennsylvania and the eight community banking offices in Bucks, Northampton and Montgomery Counties, Pennsylvania acquired by the Corporation in this transaction complement its existing retail banking network.

The acquisition was accounted for as a purchase and the Corporation’s results of operations include Premier prospectively from the date of the acquisition. The purchase price was allocated based on estimated fair values on the acquisition date as follows (in thousands):

Cash and due from banks	$17,222
Other earning assets	30,701
Investment securities available for sale	168,022
Loans, net	359,704
Premises and equipment	4,976
Core deposit intangible asset	8,400
Goodwill	66,154
Other assets	7,419

Total assets acquired	662,598

Deposits	454,350
Short-term borrowings	20,094
Long-term debt	91,026
Other liabilities	5,141

Total liabilities assumed	570,611

Net assets acquired	$91,987

Resource Bankshares Corporation – On August 25, 2003, the Corporation entered into a merger agreement to acquire Resource Bankshares Corporation (Resource), of Virginia Beach, Virginia. Resource is an $870 million financial holding company whose primary subsidiary is Resource Bank, which operates six community banking offices in Newport News, Chesapeake, Herndon, Virginia Beach (two locations) and Richmond in Virginia. In addition, Resource operates 14 loan production and residential mortgage offices in Virginia, North Carolina, Maryland and Florida.

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

The acquisition will be accounted for as a purchase. Purchase accounting requires the Corporation to allocate the total purchase price of the acquisition to the assets acquired and liabilities assumed, based on their respective fair values at the acquisition date, with any remaining acquisition cost being recorded as goodwill. The resulting goodwill balance is then subject to an impairment test on at least an annual basis. The results of Resource’s operations will be included in the Corporation’s financial statements prospectively from the date of the acquisition.

The total purchase price is estimated to be approximately $196.0 million, which includes the value of the Corporation’s stock to be issued, Resource stock options to be converted and certain acquisition-related costs. The net assets of Resource as of December 31, 2003 were approximately $60.0 million (unaudited) and accordingly, the purchase price exceeds the carrying value of the net assets by $136.0 million as of this date. The total purchase price will be allocated to the net assets acquired as of the merger effective date, based on fair market values at that date. The Corporation expects to record a core deposit intangible asset and goodwill as a result of the acquisition accounting.

NOTE R - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS

(in thousands)

	December 31			December 31
	2003	2002		2003	2002
ASSETS			LIABILITIES AND EQUITY
Cash, securities, and other assets	$8,186	$3,010	Line of credit with bank subsidiaries	$2,878	$19,556
Receivable from subsidiaries	96	9	Long-term debt	34,717	7,735
			Payable to non-bank subsidiaries	5,662	8,661
Investment in:			Other liabilities	28,594	24,168

Bank subsidiaries	775,074	709,217	Total Liabilities	71,851	60,120
Non-bank subsidiaries	235,431	211,626	Shareholders’ equity	946,936	863,742

Total Assets	$1,018,787	$923,862	Total Liabilities and Shareholders’ Equity	$1,018,787	$923,862

CONDENSED STATEMENTS OF INCOME

	Year ended December 31
	2003	2002	2001
	(in thousands)
Income:
Dividends from bank subsidiaries	$149,596	$100,161	$126,897
Other	38,206	32,531	24,417

	187,802	132,692	151,314
Expenses	48,180	43,883	38,772

Income before income taxes and equity in undistributed net income of subsidiaries	139,622	88,809	112,542
Income tax benefit	(3,898)	(4,171)	(6,329)

	143,520	92,980	118,871
Equity in undistributed net income (loss) of:
Bank subsidiaries	(20,879)	29,694	(14,367)
Non-bank subsidiaries	15,539	10,274	9,085

Net Income	$138,180	$132,948	$113,589

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2003	2002	2001
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$138,180	$132,948	$113,589
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Decrease (increase) in other assets	769	(2,541)	706
Decrease (increase) in investment in subsidiaries	5,340	(39,968)	5,282
(Decrease) increase in other liabilities and payable to non-bank subsidiaries	(4,098)	5,249	(12,951)

Total adjustments	2,011	(37,260)	(6,963)

Net cash provided by operating activities	140,191	95,688	106,626

Cash Flows From Investing Activities:
Investment in bank subsidiaries	(5,044)	(3,500)	(47,039)
Net cash paid for acquisitions	—	—	(16,224)

Net cash used in investing activities	(5,044)	(3,500)	(63,263)

Cash Flows From Financing Activities:
Net (decrease) increase in short-term borrowings	(16,678)	9,056	(925)
Dividends paid	(64,628)	(58,954)	(51,486)
Net proceeds from issuance of common stock	5,852	3,738	16,795
Acquisition of treasury stock	(59,699)	(46,133)	(7,922)

Net cash used in financing activities	(135,153)	(92,293)	(43,538)

Net Decrease in Cash and Cash Equivalents	(6)	(105)	(175)
Cash and Cash Equivalents at Beginning of Year	6	111	286

Cash and Cash Equivalents at End of Year	$—	$6	$111

Cash paid during the year for:
Interest	$2,469	$1,791	$3,319
Income taxes	48,924	49,621	46,633

Independent Auditors’ Report

The Board of Directors

Fulton Financial Corporation:

We have audited the accompanying consolidated balance sheets of Fulton Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations. The auditors’ report, dated January 22, 2002, on those financial statements was unqualified and included an explanatory note that they did not audit the financial statements of Drovers Bancshares Corporation, a company acquired during 2001 in a transaction accounted for as a pooling of interests.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fulton Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Harrisburg, Pennsylvania

March 5, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Fulton Financial Corporation

We have audited the accompanying consolidated balance sheets of Fulton Financial Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Drovers Bancshares Corporation, a company acquired during 2001 in a transaction accounted for as a pooling of interests, as discussed in Note O. Such statements are included in the consolidated financial statements of Fulton Financial Corporation and reflect total assets of 10 percent in 2000 and interest income of 11 percent and 10 percent in 2000 and 1999, respectively, of the consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Drovers Bancshares Corporation, is based solely upon the report of the other auditors.

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

/s/ Arthur Andersen LLP

Lancaster, Pennsylvania

January 22, 2002

NOTE: This report represents a copy of the predecessor auditor’s report included in the Company’s Form 10-K for the year ended December 31, 2001 and does not represent a reissuance of the report.

QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

(In thousands, except per-share data)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
FOR THE YEAR 2003
Interest income	$110,184	$107,166	$105,907	$112,274
Interest expense	34,546	32,796	32,128	31,624

Net interest income	75,638	74,370	73,779	80,650
Provision for loan losses	2,835	2,490	2,190	2,190
Other income	31,665	34,534	37,513	33,275
Other expenses	55,882	58,065	59,550	60,679

Income before income taxes	48,586	48,349	49,552	51,056
Income taxes	14,543	14,287	15,170	15,363

Net income	$34,043	$34,062	$34,382	$35,693

Per-share data:
Net income (basic)	$0.32	$0.32	$0.32	$0.33
Net income (diluted)	0.32	0.32	0.32	0.33
Cash dividends	0.143	0.160	0.160	0.160

FOR THE YEAR 2002
Interest income	$117,799	$118,887	$117,156	$115,446
Interest expense	41,469	39,329	39,318	38,103

Net interest income	76,330	79,558	77,838	77,343
Provision for loan losses	2,780	2,680	4,370	2,070
Other income	26,683	26,719	31,400	30,981
Other expenses	54,928	56,504	56,573	57,531

Income before income taxes	45,305	47,093	48,295	48,723
Income taxes	13,075	14,103	14,474	14,816

Net income	$32,230	$32,990	$33,821	$33,907

Per-share data:
Net income (basic)	$0.30	$0.30	$0.31	$0.32
Net income (diluted)	0.30	0.30	0.31	0.32
Cash dividends	0.130	0.143	0.143	0.143

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 18, 2002 Fulton Financial Corporation dismissed its independent accountants, Arthur Andersen LLP (“Andersen”) and appointed KPMG, LLP (“KPMG”) as its new independent accountants, each effective that day. On April 16, 2002, the Corporation had announced that it had decided not to renew the engagement of Andersen and would be seeking proposals from independent accountants to audit the Corporation’s financial statements for the fiscal year ending December 31, 2002. Andersen continued to provide services to the Corporation following the announcement that its engagement would not be renewed. The decision to engage KPMG was approved by the Board of Directors upon the recommendation of the Corporation’s Audit Committee. Andersen’s report on the Corporation’s 2001 financial statements was dated January 22, 2002, in conjunction with the filing of its Annual Report on Form 10-K for the year ended December 31, 2001.

During the Corporation’s two fiscal years ended December 31, 2001 and 2000, and the subsequent interim period through June 18, 2002, there were no disagreements between the Corporation and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Andersen’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred during the Corporation’s two fiscal years ended December 31, 2001 and 2000 and the subsequent interim period through June 18, 2002.

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

Item 9A. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in our internal control over financial reporting during the fiscal year covered by this annual report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference herein is the information appearing under the heading “Information about Nominees and Continuing Directors” on pages 8 through 13 of the 2004 Proxy Statement and under the heading “Executive Officers and Stock Ownership” on page 17 of the 2004 Proxy Statement.

The Corporation has adopted a code of ethics (Code of Conduct) that applies to all directors, officers and employees, including the Chief Executive Officer, the Chief Financial Officer and the Corporate Controller. A copy of the Code of Conduct may be obtained free of charge by writing to the Corporate Secretary at Fulton Financial Corporation, P.O. Box 4887, Lancaster, Pennsylvania 17604-4887.

Item 11. Executive Compensation

Incorporated by reference herein is the information appearing under the heading “Information Concerning Executive Officers” on pages 17 through 23 of the 2004 Proxy Statement and under the heading “Compensation of Directors” on page 25 of the 2004 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference herein is the information appearing under the heading “Voting of Shares and Principal Holders Thereof” on page 5 of the 2004 Proxy Statement and under the heading “Information about Nominees and Continuing Directors” on pages 8 through 13 of the 2004 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference herein is the information appearing under the heading “Transactions with Directors and Executive Officers” on page 25 of the 2004 Proxy Statement, the information appearing under the heading “Voting of Shares and Principal Holders Thereof” on page 5 of the 2004 Proxy Statement and the information appearing in “Note D - Loans and Allowance for Loan Losses”, of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”.

Item 14. Principal Accountant Fees and Services

Incorporated by reference herein is the information appearing under the heading “Relationship With Independent Public Accountants” on pages 26 and 27 of the 2004 Proxy Statement

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements — The following consolidated financial statements of Fulton Financial Corporation and subsidiaries are incorporated herein by reference in response to Item 8 above:

(i)	Consolidated Balance Sheets - December 31, 2003 and 2002.

(ii)	Consolidated Statements of Income - Years ended December 31, 2003, 2002 and 2001.

(iii)	Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2003, 2002 and 2001.

(iv)	Consolidated Statements of Cash Flows - Years ended December 31, 2003, 2002 and 2001.

(v)	Notes to Consolidated Financial Statements

(vi)	Independent Auditors’ Report.

2.	Financial Statement Schedules — All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

3.	Exhibits — The following is a list of the Exhibits required by Item 601 of Regulation S-K and filed as part of this report:

3.	Articles of Incorporation, as amended and restated, and Bylaws of Fulton Financial Corporation, as amended - Incorporated by reference from Exhibit 3 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

4.	Rights Amendment dated June 20, 1989, as amended and restated on April 27, 1999, between Fulton Financial Corporation and Fulton Bank - Incorporated by reference from Exhibit 1 of the Fulton Financial Corporation Current Report on Form 8-K dated April 27, 1999.

10.	Material Contracts - Executive Compensation Agreements and Plans:

(a)	Severance Agreements entered into between Fulton Financial and: Rufus A. Fulton, Jr., as of April 17, 1984; R. Scott Smith, Jr., as of May 17, 1988; Richard J. Ashby, Jr., as of May 17, 1988; and Charles J. Nugent, as of November 19, 1992 - Incorporated by reference from Exhibit 10(a) of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(b)	Incentive Stock Option Plan adopted September 19, 1995 - Incorporated by reference from Exhibit A of Fulton Financial Corporation’s 1996 Proxy Statement.

21.	Subsidiaries of the Registrant.

23.	Consent of Independent Public Accountants.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K –

1.	Form 8-K dated October 22, 2003 filing the Corporation’s press release of financial results for the quarter ended September 30, 2003.

2.	Form 8-K dated November 5, 2003 reporting a presentation at an investor meeting to provide an overview of the Corporation’s strategy and performance.

3.	Form 8-K dated November 19, 2003 reporting a presentation at an investor meeting to provide an overview of the Corporation’s strategy and performance.

4.	Form 8-K dated January 20, 2004 filing the Corporation’s press release of financial results for the quarter ended December 31, 2003.

5.	Form 8-K dated January 27, 2004 reporting a presentation at an investor meeting to provide an overview of the Corporation’s strategy and performance.

6.	Form 8-K dated February 6, 2004 reporting the resignation of Smith Elliott Kearns & Company, LLC as the independent auditor of certain benefit plans of the Corporation.

(c)	Exhibits – The exhibits required to be filed as part of this report are submitted as a separate section of this report.

(d)	Financial Statement Schedules – None required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULTON FINANCIAL CORPORATION (Registrant)

Dated: March 12, 2004	By:	/s/ Rufus A. Fulton, Jr.
Rufus A. Fulton, Jr., Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jeffrey G. Albertson Jeffrey G. Albertson, Esq.	Director	March 12, 2004

/s/ Donald M. Bowman, Jr. Donald M. Bowman, Jr.	Director	March 12, 2004

/s/ Beth Ann L. Chivinski Beth Ann L. Chivinski	Senior Vice President and Controller (Principal Accounting Officer)	March 12, 2004

/s/ Craig A. Dally Craig A. Dally, Esq.	Director	March 12, 2004

/s/ Frederick B. Fichthorn Frederick B. Fichthorn	Director	March 12, 2004

/s/ Clark S. Frame Clark S. Frame	Director	March 12, 2004

/s/ Patrick J. Freer	Director

Signature	Capacity	Date

/s/ Rufus A. Fulton, Jr. Rufus A. Fulton, Jr.	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004

/s/ Eugene H. Gardner Eugene H. Gardner	Director	March 12, 2004

/s/ Robert D. Garner	Director

/s/ Charles V. Henry III, Esq. Charles V. Henry III, Esq.	Director	March 12, 2004

/s/ J. Robert Hess J. Robert Hess	Director	March 12, 2004

/s/ George W. Hodges George W. Hodges	Director	March 12, 2004

/s/ Carolyn R. Holleran Carolyn R. Holleran	Director	March 12, 2004

/s/ Clyde W. Horst	Director

/s/ Samuel H. Jones, Jr. Samuel H. Jones, Jr.	Director	March 12, 2004

/s/ Donald W. Lesher, Jr. Donald W. Lesher, Jr.	Director	March 12, 2004

/s/ Charles J. Nugent Charles J. Nugent	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2004

/s/ Joseph J. Mowad Joseph J. Mowad, M.D.	Director	March 12, 2004

Signature	Capacity	Date

/s/ Stuart H. Raub, Jr.	Director

/s/ Mary Ann Russell Mary Ann Russell	Director	March 12, 2004

/s/ John O. Shirk John O. Shirk, Esq.	Director	March 12, 2004

/s/ R. Scott Smith, Jr. R. Scott Smith, Jr.	President and Chief Operating Officer and Director	March 12, 2004

/s/ Gary A. Stewart Gary A. Stewart	Director	March 12, 2004

EXHIBIT INDEX

Exhibits Required Pursuant to Item 601 of Regulation S-K

3.	Articles of Incorporation, as amended and restated, and Bylaws of Fulton Financial Corporation, as amended - Incorporated by reference from Exhibit 3 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

4.	Rights Amendment dated June 20, 1989, as amended and restated on April 27, 1999, between Fulton Financial Corporation and Fulton Bank - Incorporated by reference from Exhibit 1 of the Fulton Financial Corporation Current Report on Form 8-K dated April 27, 1999.

10.	Material Contracts - Executive Compensation Agreements and Plans:

(a)	Severance Agreements entered into between Fulton Financial and: Rufus A. Fulton, Jr., as of April 17, 1984; R. Scott Smith, Jr., as of May 17, 1988; Richard J. Ashby, Jr., as of May 17, 1988; and Charles J. Nugent, as of November 19, 1992 - Incorporated by reference from Exhibit 10(a) of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(b)	Incentive Stock Option Plan adopted September 19, 1995 - Incorporated by reference from Exhibit A of Fulton Financial Corporation’s 1996 Proxy Statement.

21.	Subsidiaries of the Registrant.

23.	Consent of Independent Public Accountants.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.