Form 10-Q
period 2004-03-31
FULTON FINANCIAL CORP
filed 2004-05-10
CIK 700564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004,

or

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

Common Stock, $2.50 Par Value – 116,418,000 shares outstanding as of April 30, 2004.

FULTON FINANCIAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004

Item 1. Financial Statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except per-share data)

	March 31 2004	December 31 2003
ASSETS
Cash and due from banks	$308,269	$300,966
Interest-bearing deposits with other banks	3,949	4,559
Mortgage loans held for sale	28,818	32,761
Investment securities:
Held to maturity (Fair value: $22,703 in 2004 and $23,739 in 2003)	21,955	22,993
Available for sale	2,691,836	2,904,157

Loans, net of unearned income	6,217,077	6,159,994
Less: Allowance for loan losses	(78,271)	(77,700)

Net Loans	6,138,806	6,082,294

Premises and equipment	120,372	120,777
Accrued interest receivable	32,828	34,407
Goodwill	129,332	127,202
Other assets	144,026	137,172

Total Assets	$9,620,191	$9,767,288

LIABILITIES
Deposits:
Noninterest-bearing	$1,328,266	$1,262,214
Interest-bearing	5,455,909	5,489,569

Total Deposits	6,784,175	6,751,783

Short-term borrowings:
Federal funds purchased	550,100	933,000
Other short-term borrowings	632,373	463,711

Total Short-Term Borrowings	1,182,473	1,396,711

Accrued interest payable	24,911	24,579
Other liabilities	88,219	78,549
Federal Home Loan Bank Advances and long-term debt	571,964	568,730

Total Liabilities	8,651,742	8,820,352

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 400.0 million shares authorized, 113.8 million shares issued	284,480	284,480
Additional paid-in capital	631,638	633,588
Retained earnings	135,894	117,373
Accumulated other comprehensive income	16,445	12,267
Treasury stock (5.5 million shares in 2004 and 2003)	(100,008)	(100,772)

Total Shareholders’ Equity	968,449	946,936

Total Liabilities and Shareholders’ Equity	$9,620,191	$9,767,288

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per-share data)

	Three Months Ended March 31
	2004	2003
INTEREST INCOME
Loans, including fees	$88,466	$85,112
Investment securities:
Taxable	21,736	20,734
Tax-exempt	2,533	2,520
Dividends	952	1,148
Other interest income	249	670

Total Interest Income	113,936	110,184

INTEREST EXPENSE
Deposits	20,350	25,707
Short-term borrowings	3,327	1,753
Long-term debt	7,292	7,086

Total Interest Expense	30,969	34,546

Net Interest Income	82,967	75,638
PROVISION FOR LOAN LOSSES	1,740	2,835

Net Interest Income After Provision for Loan Losses	81,227	72,803

OTHER INCOME
Investment management and trust services	8,645	8,343
Service charges on deposit accounts	9,505	9,216
Other service charges and fees	5,026	4,586
Mortgage banking income	2,056	5,951
Investment securities gains	5,828	2,229
Other	1,183	1,340

Total Other Income	32,243	31,665

OTHER EXPENSES
Salaries and employee benefits	36,963	33,320
Net occupancy expense	5,518	5,080
Equipment expense	2,641	2,680
Data processing	2,819	2,864
Advertising	1,528	1,232
Intangible amortization	991	359
Other	12,017	10,347

Total Other Expenses	62,477	55,882

Income Before Income Taxes	50,993	48,586
INCOME TAXES	15,147	14,543

Net Income	$35,846	$34,043

PER-SHARE DATA:
Net income (basic)	$0.33	$0.32
Net income (diluted)	0.33	0.32
Cash dividends	0.160	0.143

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Dollars in thousands, except per-share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2003	108,255,000	$284,480	$633,588	$117,373	$12,267	$(100,772)	$946,936
Comprehensive Income:
Net Income				35,846			35,846
Other - unrealized gain on securities (net of $4.3 million tax effect)					7,966		7,966
Less - reclassification adjustment for gains included in net income (net of $2.0 million tax expense)					(3,788)		(3,788)

Total comprehensive income							40,024

Stock issued	230,000		(1,950)			4,283	2,333
Acquisition of treasury stock	(163,000)					(3,519)	(3,519)
Cash dividends - $0.160 per share				(17,325)			(17,325)

Balance at March 31, 2004	108,322,000	$284,480	$631,638	$135,894	$16,445	$(100,008)	$968,449

Balance at December 31, 2002	106,162,000	$259,943	$481,028	$138,501	$34,801	$(50,531)	$863,742
Comprehensive Income:
Net Income				34,043			34,043
Other - unrealized loss on securities (net of $3.2 million tax effect)					(5,873)		(5,873)
Less - reclassification adjustment for gains included in net income (net of $780,000 tax expense)					(1,449)		(1,449)

Total comprehensive income							26,721

Stock dividend - 5%		12,997	85,470	(98,467)			—
Stock issued	192,000		(1,456)			3,246	1,790
Acquisition of treasury stock	(756,000)					(13,005)	(13,005)
Cash dividends - $0.143 per share				(15,129)			(15,129)

Balance at March 31, 2003	105,598,000	$272,940	$565,042	$58,948	$27,479	$(60,290)	$864,119

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$35,846	$34,043

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,740	2,835
Depreciation and amortization of premises and equipment	3,014	3,115
Net amortization of investment security premiums	2,569	4,108
Investment securities gains	(5,828)	(2,229)
Net decrease (increase) in mortgage loans held for sale	3,943	(9,481)
Amortization of intangible assets	991	359
Decrease in accrued interest receivable	1,579	1,971
(Increase) decrease in other assets	(10,094)	492
Increase (decrease) in accrued interest payable	332	(562)
Increase in other liabilities	11,848	7,813

Total adjustments	10,094	8,421

Net cash provided by operating activities	45,940	42,464

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	68,197	277,424
Proceeds from maturities of securities held to maturity	2,814	6,024
Proceeds from maturities of securities available for sale	225,787	350,982
Purchase of securities held to maturity	(2,084)	(4,969)
Purchase of securities available for sale	(73,835)	(607,081)
Decrease (increase) in short-term investments	610	(3,004)
Net (increase) decrease in loans	(58,252)	25,061
Net cash paid for acquisitions	(2,130)	—
Net purchase of premises and equipment	(2,609)	(1,538)

Net cash provided by investing activities	158,498	42,899

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	65,810	155,011
Net decrease in time deposits	(33,418)	(55,971)
Increase (decrease) in long-term debt	3,234	(345)
Decrease in short-term borrowings	(214,238)	(124,287)
Dividends paid	(17,337)	(15,184)
Net proceeds from issuance of common stock	2,333	1,790
Acquisition of treasury stock	(3,519)	(13,005)

Net cash used in financing activities	(197,135)	(51,991)

Net Increase in Cash and Due From Banks	7,303	33,372
Cash and Due From Banks at Beginning of Period	300,966	314,857

Cash and Due From Banks at End of Period	$308,269	$348,229

Supplemental Disclosures of Cash Flow Information
Cash paid during period for:
Interest	$30,637	$35,108
Income taxes	718	955

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three Months Ended March 31
	2004	2003
	(in thousands)
Weighted average shares outstanding (basic)	108,277	105,922
Impact of common stock equivalents	943	713

Weighted average shares outstanding (diluted)	109,220	106,635

NOTE C – Stock Dividend

The Corporation declared a 5% stock dividend on April 22, 2004, which will be paid on June 4, 2004 to shareholders of record on May 14, 2004. Since the market price of the Corporation’s stock will not adjust as a result of the stock dividend until subsequent to the filing of these financial statements, the stock dividend has not been recorded in shareholders’ equity and share and per-share information has not been restated. The following table provides share and per-share amounts reflecting the impact of the stock dividend:

	Three Months Ended March 31
	2004	2003
	(shares in thousands)
As Reported:
Net Income (Basic)	$0.33	$0.32
Net Income (Diluted)	0.33	0.32
Weighted average shares outstanding (basic)	108,277	105,922
Weighted average shares outstanding (diluted)	109,220	106,635
Ending Shares Outstanding (at March 31)	108,322	105,598

Pro-Forma:
Net Income (Basic)	$0.32	$0.31
Net Income (Diluted)	0.31	0.30
Weighted average shares outstanding (basic)	113,691	111,218
Weighted average shares outstanding (diluted)	114,681	111,967
Ending Shares Outstanding (at March 31)	113,738	110,878

NOTE D – Disclosures about Segments of an Enterprise and Related Information

The Corporation does not have any operating segments which require disclosure of additional information. While the Corporation owns twelve separate banks, each engages in similar activities, provides similar products and services, and operates in the same general geographical area. The Corporation’s non-banking activities are immaterial and, therefore, separate information has not been disclosed.

NOTE E – Stock-Based Compensation

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

	Three Months Ended March 31
	2004	2003
	(In thousands except per-share data)
Net income as reported	$35,846	$34,043
Stock based employee compensation expense under the fair value method, net of tax	70	65

Pro-forma net income	$35,776	$33,978

Net income per share (basic)	$0.33	$0.32
Pro-forma net income per share	0.33	0.32

Net income per share (diluted)	$0.33	$0.32
Pro-forma net income per share	0.33	0.32

NOTE F – Employee Benefit Plans

The Corporation maintains a defined benefit pension plan (Pension Plan) for certain employees. Contributions to the Pension Plan are actuarially determined and funded annually. Pension Plan assets are invested in money markets, fixed income securities, including corporate bonds, U.S. Treasury securities and common trust funds, and equity securities, including common stocks and common stock mutual funds. The Pension Plan has been closed to new participants, but existing participants continue to accrue benefits according to the terms of the plan. The Corporation expects to contribute approximately $2.6 million to the Pension Plan in 2004.

The Corporation currently provides medical and life insurance benefits to retired full-time employees who were employees of the Corporation prior to January 1, 1998. Full-time employees may become eligible for these discretionary benefits if they reach retirement while working for the Corporation. Benefits are based on a graduated scale for years of service after attaining the age of 40.

The net periodic benefit cost for the Corporation’s Pension Plan and Post-Retirement Plan, as determined by consulting actuaries, consisted of the following components for the quarters ended March 31:

	Pension Plan		Post-Retirement Plan
	2004	2003	2004	2003
	(In thousands)
Service cost	$577	$545	$101	$70
Interest cost	776	738	147	112
Expected return on plan assets	(750)	(658)	(1)	(1)
Net amortization and deferral	166	132	(110)	(72)

Net periodic benefit cost	$769	$757	$137	$109

NOTE G – New Accounting Standards

Variable Interest Entities: In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51”, which was revised in December 2003 (FIN-46). FIN-46 provides guidance on when to consolidate certain Variable Interest Entities (VIE’s) in the financial statements of the Corporation. VIE’s are entities in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance activities without additional financial support from other parties. Under FIN-46, a company must consolidate a VIE if the company has a variable interest that will absorb a majority of the VIE’s losses, if they occur, and/or receive a majority of the VIE’s residual returns, if they occur.

The provisions of FIN-46 which relate to the Corporation’s investments in low and moderate income partnerships (LIH Investments) were effective as of December 31, 2003 for LIH Investments made by the Corporation after January 31, 2003 and March 31, 2004 for all other partnerships. Based on its review, the Corporation concluded that none of its LIH Investments met the criteria for consolidation and, as such, did not consolidate any LIH Investments as of March 31, 2004 or December 31, 2003.

LIH Investments continue to be amortized under the effective interest method over the life of the Federal income tax credits generated as a result of such investments, generally ten years. At March 31, 2004 and 2003, the Corporation’s LIH Investments totaled $43.9 million and $40.0 million, respectively. The net income tax benefit associated with these investments was $1.1 million and $1.0 million for the quarters ended March 31, 2004 and 2003, respectively.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer: In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3 (SOP 03-3), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer, including business combinations, if those differences are attributable, at least in part, to credit quality.

SOP 03-3 is effective for loans or debt securities acquired in fiscal years beginning after December 15, 2004. The Corporation intends to adopt the provisions of SOP 03-3 effective January 1, 2005, and does not expect the initial implementation to have a material effect on the Corporation’s consolidated financial statements.

Application of Accounting Principles to Loan Commitments. In March 2004, the SEC staff issued Staff Accounting Bulletin No. 105 (SAB 105), “Application of Accounting Principles to Loan Commitments”. SAB 105 provides specific guidance on fair value measurement of mortgage loan commitments that are accounted for as derivatives. SAB 105 must be applied to mortgage loan commitments that are accounted for as derivatives entered into after March 31, 2004. The Corporation does not expect SAB 105 to have a material effect on its consolidated financial statements.

NOTE H – Reclassifications

Certain amounts in the 2003 consolidated financial statements and notes have been reclassified to conform to the 2004 presentation.

NOTE I – Acquisition of Resource Bankshares Corporation

On April 1, 2004, the Corporation completed its acquisition of Resource Bankshares Corporation (Resource), of Virginia Beach, Virginia. Resource was an $885 million financial holding company whose primary subsidiary was Resource Bank, which operates six community banking offices in Newport News, Chesapeake, Herndon, Virginia Beach, and Richmond, VA and 14 loan production and residential mortgage offices in Virginia, North Carolina, Maryland and Florida.

Under the terms of the merger agreement, each of the approximately 6.1 million shares of Resource’s common stock was exchanged for 1.4667 shares of the Corporation’s common stock. In addition, each of the options to acquire Resource’s stock was converted to options to purchase the Corporation’s stock. As a result of the acquisition, Resource was merged into the Corporation and Resource Bank became a wholly owned subsidiary.

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

The total purchase price of approximately $200 million includes the value (based on the price as of the announcement date) of the Corporation’s stock issued, Resource options converted, and certain acquisition related costs. The carrying value of the net assets of Resource as of April 1, 2004 was approximately $60 million and, accordingly, the purchase price exceeds the carrying value of the net assets by $140 million. The total purchase price will be allocated to the net assets acquired, based on fair market values. The Corporation expects to record a core deposit intangible asset and goodwill as a result of the acquisition accounting. The Corporation is in the process of completing its fair value analysis and will determine the allocation of the purchase price to the fair value of net assets acquired and goodwill during the second quarter of 2004.

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

FORWARD-LOOKING STATEMENTS

The Corporation has made, and may continue to make, certain forward-looking statements with respect to its acquisition and growth strategies, management of net interest income and margin, the ability to realize gains on equity investments, allowance and provision for loan losses, expected levels of certain non-interest expenses and the liquidity position of the Corporation and Parent Company. The Corporation cautions that these forward-looking statements are subject to various assumptions, risks and uncertainties. Because of the possibility of changes in these assumptions, risks and uncertainties, actual results could differ materially from forward-looking statements.

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

The Corporation’s net income for the first quarter of 2004 increased $1.8 million, or 5.3%, from $34.0 million in 2003 to $35.8 million in 2004. Diluted net income per share increased $0.01, or 3.1%, from $0.32 per share in 2003 to $0.33 per share in 2004. In 2004, the Corporation realized annualized returns on average assets of 1.49% and average equity of 15.18%.

The increase in net income compared to the first quarter of 2003 resulted from a $7.3 million increase in net interest income, a $3.6 million increase in investment securities gains and a $1.1 million decrease in the provision for loan losses, offset by a $3.0 million decrease in other income, primarily mortgage banking income, and a $6.6 million increase in other expenses. Net interest income growth resulted from increases in average earning assets, largely due to the acquisition of Premier Bank in the third quarter of 2003. While the net interest margin decreased compared to the first quarter of 2003, it has increased in each of the last two calendar quarters.

The following summarizes some of the more significant factors that influenced the Corporation’s first quarter 2004 results.

Interest Rates - Short-term interest rates remained low throughout the first quarter of 2004, with the overnight borrowing rate, or Federal funds rate, and the prime lending rate at 1.00% and 4.00%, respectively, both historic lows. Over the past year, the low short-term interest rates had a negative impact on the Corporation’s net interest income and net interest margin, as reducing the rates paid on deposits became exceedingly difficult. As a result, average rates on earning assets decreased more than the average rates paid on liabilities, and the net interest margin and net interest income both decreased in 2004 compared to 2003.

Longer-term interest rates, including residential mortgage rates, while remaining relatively low during 2004, were higher than the historic lows reached during 2003. Lower long-term interest rates continued to affect the Corporation’s deposit mix as funds from maturing time deposits were deposited in core demand and savings accounts as customers were reluctant to lock into the relatively low rates being offered on time deposit products.

If the current interest rate environment continues, the Corporation will be challenged to maintain and grow its net interest margin and to increase net interest income. Most of the Corporation’s balance sheet has repriced to current rates, however, and management does not expect further significant erosion of the net interest margin if rates remain low. In such an environment, however, growth in net interest income will be more reliant on growth in balances than changes in rates. In a rising rate environment, the Corporation expects improvements in net interest income, as discussed in the “Market Risk” section of Management’s Discussion. Increasing long-term rates, however, tend to have a detrimental impact on mortgage loan origination volumes and related gains on sales of mortgage loans.

Earning Assets - The Corporation experienced significant earning asset growth due to the acquisition of Premier Bank (Premier) in August 2003 and the purchase of a $165 million agricultural loan portfoilo in December 2003, as well as internal growth.

Asset Quality - Asset quality refers to the underlying credit characteristics of borrowers and the likelihood that defaults on contractual payments will result in charge-offs of account balances. Asset quality is generally a function of economic conditions, but can be managed through conservative underwriting and sound collection policies and procedures.

The Corporation continues to maintain excellent asset quality, attributable to its credit culture and underwriting policies. Asset quality measures such as non-performing assets to total assets and net charge-offs to average loans improved in comparison to 2003, resulting in a lower provision for loan losses in the first quarter of 2004. While overall asset quality has remained strong, deterioration in quality of one or several significant accounts could have a detrimental impact and result in losses that may not be foreseeable based on current information. In addition, rising interest rates could increase the total payments of borrowers and could have a negative impact on their ability to pay according to the terms of their loans.

Equity Markets - During much of the first quarter of 2004, equity markets in general remained strong and, specifically, bank stocks showed very strong valuations. This resulted in decisions to sell certain securities, which allowed additional gains to be realized.

Gains on sales of equities have been a recurring component of the Corporation’s earnings for many years. The contribution of these gains to earnings in the first quarter of 2004, however, exceeded the first quarter of 2003 due to the aforementioned improving values. If equity markets do not continue to perform, this component of earnings could contract.

Acquisitions - During 2003, the Corporation completed two acquisitions. In August, Premier Bank of Doylestown, Pennsylvania became a wholly-owned subsidiary and strengthened the Corporation’s presence in eastern Pennsylvania markets. In December, the Corporation acquired approximately $165 million of agricultural loans in Central Pennsylvania and Delaware. Both acquisitions strengthen the Corporation’s core banking franchise and contributed to balance sheet and earnings growth in 2004 compared to 2003.

On April 1, 2004, the Corporation completed its acquisition of Resource Bankshares Corporation, located in Virginia Beach, Virginia. This is the Corporation’s first acquisition in Virginia, allowing it to enter a new geographic market.

Acquisitions have long been a supplement to the Corporation’s internal growth. These recent acquisitions provide opportunity for additional growth as they will allow the Corporation’s existing products and services to be sold in new markets. The Corporation’s acquisition strategy focuses on high growth areas with strong market demographics and targets organizations that have a comparable corporate culture, strong performance and good asset quality, among other factors. Under its “super-community” banking philosophy, acquired organizations generally retain their status as separate legal entities, unless consolidation with an existing affiliate bank is practical. Back office functions are generally consolidated to maximize efficiencies.

Merger and acquisition activity in the financial services industry has become very competitive and the prices paid for certain acquisitions have increased recently. While the Corporation has been an active acquirer, management is committed to basing its pricing on rational economic models. Management will continue to focus on generating growth in the most cost-effective manner.

Net Interest Income

Net interest income increased $7.3 million, from $75.6 million in 2003 to $83.0 million in 2004. This increase was due primarily to average balance growth, with total earnings assets increasing 16.6%, and was offset by the impact of the low interest rate environment. The Corporation’s average prime lending rate decreased from 4.25% in the first quarter of 2003 to 4.00% in the first quarter of 2004 as a result of FRB actions. This reduction in an already low interest rate environment negatively impacted the Corporation’s net interest margin as average yields on earning-assets decreased further than the average cost of deposits.

The average yield on earning assets decreased 70 basis points (a 12.1 % decline) during the period while the cost of interest-bearing liabilities decreased 55 basis points (a 24.6% decline). This resulted in a 27 basis point decrease in net interest margin compared to the same period in 2003. The Corporation continues to manage its asset/liability position and interest rate risk through the methods discussed in the “Market Risk” section of Management’s Discussion.

The following table provides a comparative average balance sheet and net interest income analysis for the first quarter of 2004 as compared to the same period in 2003 (dollars in thousands):

	Quarter Ended March 31, 2004			Quarter Ended March 31, 2003
	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
ASSETS
Interest-earning assets:
Loans and leases	$6,187,988	$88,466	5.75%	$5,346,978	$85,112	6.46%
Taxable investment securities	2,402,420	21,736	3.64%	1,959,040	20,734	4.29%
Tax-exempt investment securitites	276,143	2,533	3.69%	241,180	2,520	4.24%
Equity securities	131,553	952	2.91%	133,300	1,148	3.49%

Total investment securities	2,810,116	25,221	3.61%	2,333,520	24,402	4.24%
Short-term investments	18,953	249	5.28%	54,996	670	4.94%

Total interest-earning assets	9,017,057	113,936	5.08%	7,735,494	110,184	5.78%
Noninterest-earning assets:
Cash and due from banks	300,789			257,553
Premises and equipment	121,428			123,372
Other assets	315,953			238,129
Less: Allowance for loan losses	(78,732)			(72,972)

Total Assets	$9,676,495			$8,281,576

	Quarter Ended March 31, 2004			Quarter Ended March 31, 2003
	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$1,268,671	$1,355	0.43%	$1,049,625	$1,623	0.63%
Savings deposits	1,760,104	2,507	0.57%	1,535,872	2,879	0.76%
Time deposits	2,431,742	16,488	2.73%	2,512,211	21,205	3.42%

Total interest-bearing deposits	5,460,517	20,350	1.50%	5,097,708	25,707	2.05%
Short-term borrowings	1,345,285	3,327	0.99%	611,447	1,753	1.16%
Long-term debt	570,075	7,292	5.14%	540,906	7,086	5.31%

Total interest-bearing liabilities	7,375,877	30,969	1.69%	6,250,061	34,546	2.24%
Noninterest-bearing liabilities:
Demand deposits	1,257,541			1,071,184
Other	93,352			95,689

Total Liabilities	8,726,770			7,416,934
Shareholders’ equity	949,725			864,642

Total Liabilities and Shareholders’ Equity	$9,676,495			$8,281,576

Net interest income		$82,967			$75,638

Net interest margin (FTE)			3.79%			4.06%

(1)	Yields on tax-exempt securities are not fully taxable equivalent (FTE).

The following table summarizes the changes in interest income and expense due to changes in average balances (volume) and changes in rates:

	2004 vs. 2003 Increase (decrease) due To change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans and leases	$13,499	$(10,145)	$3,354
Taxable investment securities	4,732	(3,730)	1,002
Tax-exempt investment securities	368	(355)	13
Equity securities	(15)	(181)	(196)
Short-term investments	(443)	22	(421)

Total interest-earning assets	$18,141	$(14,389)	$3,752

Interest expense on:
Demand deposits	$342	$(610)	$(268)
Savings deposits	424	(796)	(372)
Time deposits	(685)	(4,032)	(4,717)
Short-term borrowings	2,121	(547)	1,574
Long-term debt	385	(179)	206

Total interest-bearing liabilities	$2,587	$(6,164)	$(3,577)

Interest income increased $3.8 million, or 3.4%, mainly as a result of the growth in average balances. Total interest earning assets increased 16.6%, resulting in an $18.1 million increase in interest income. This increase was partially offset by the 70 basis point decrease in average yields on earning assets, which accounted for a $14.4 million decline in interest income.

Average interest-earning assets increased in both the loan and investment categories. The Corporation’s average loan portfolio increased $841.0 million, or 15.7% ($521.9 million, or 9.9%, without Premier). The following summarizes the growth in average loans by category:

	Three Months Ended March 31		Increase (decrease)
	2004	2003	$	%
	(dollars in thousands)
Commercial - industrial, financial and agricultural	$1,955,363	$1,690,587	$264,776	15.7%
Real estate - commercial mortgage	2,267,312	1,758,942	508,370	28.9%
Real estate - residential mortgage	485,311	580,391	(95,081)	(16.4)%
Real estate - home equity	898,567	706,374	192,193	27.2%
Consumer and other	581,435	610,683	(29,248)	(4.8)%

Total	$6,187,988	$5,346,978	$841,010	15.7%

Loan growth was particularly strong in the commercial and commercial mortgage categories. Even factoring out the loans added by the Premier acquisition and the agricultural loan portfolio purchase, these categories grew in excess of 8.0%. The significant reduction in residential mortgage loan balances was due to customer refinance activity that occurred over the past year. The Corporation generally sells newly originated fixed rate mortgages in the secondary market to promote liquidity and manage interest rate risk. Home equity loans increased significantly due to promotional efforts and customers using home equity loans as a cost-effective refinance alternative. Consumer loans decreased, reflecting customers’ repayment of these loans with tax-advantaged residential mortgage or home equity loans

The average yield on loans during 2004 was 5.75%, a 71 basis point, or 11.0%, decline from 2003. This reflects the 25 basis point reduction in the Corporation’s average prime lending rate, as well as higher than normal prepayments received on fixed rate commercial and commercial mortgage loans.

Average investment securities increased $476.6 million, or 20.4% ($256.8 million, or 11.0%, without Premier), as the growth in deposits and borrowings exceeded loan growth. The Corporation used the excess funds to purchase investment securities, particularly mortgage-backed securities.

The average yield on investment securities declined 63 basis points from 4.24% in 2003 to 3.61% in 2004. This 17.4% decrease was due to both the relatively short maturity of the portfolio as well as prepayments experienced on mortgage-backed securities.

Interest expense decreased $3.6 million, or 10.3%, to $31.0 million in 2004 from $34.5 million in 2003, mainly as a result of the 55 basis point decrease in the cost of total interest-bearing liabilities. This decrease was partially offset by a $2.6 million increase in interest expense due to average balance growth. The cost of interest-bearing deposits declined 24.5%, from 2.24% in 2003 to 1.69% in 2004. This reduction was due to both the impact of declining short-term interest rates and the continuing shift in the composition of deposits from higher-rate time deposits to lower-rate demand and savings deposits. Customers continued to exhibit an unwillingness to invest in certificates of deposit at the rates available, instead keeping their funds in demand and savings products.

The following table summarizes the growth in average deposits by category:

	Three Months Ended March 31		Increase (decrease)
	2004	2003	$	%
	(dollars in thousands)
Noninterest-bearing demand	$1,257,541	$1,071,184	$186,357	17.4%
Interest-bearing demand	1,268,671	1,049,625	219,047	20.9%
Savings and money market	1,760,104	1,535,872	224,233	14.6%
Time deposits	2,431,742	2,512,211	(80,469)	(3.2)%

Total	$6,718,059	$6,168,891	$549,167	8.9%

The acquisition of Premier added $391.4 million to the total average balance of deposits in 2004. If those balances were factored out, the deposit categories would show the following increases (decreases) – noninterest-bearing demand, 14.2%, interest-bearing demand, 10.3%, savings and money market, 9.2%, and time deposits, (11.1)%.

Other borrowings increased significantly from 2003. Average short-term borrowings increased $733.8 million, or 120.0%, to $1.3 billion in 2004, while average long-term debt increased $29.1 million, or 5.4%, to $570.1 million in 2004. The increase in short-term borrowings resulted primarily from certain limited strategies to manage the Corporation’s gap position and to take advantage of low wholesale funding rates. In addition, customer cash management accounts, which are included in short-term borrowings, grew $87.5 million, or 29.1%, to reach $387.6 million in 2004.

Provision and Allowance for Loan Losses

The following table summarizes loans outstanding (net of unearned income) as of the dates shown:

	March 31 2004	December 31 2003	March 31 2003
	(in thousands)
Commercial - industrial and financial	$1,621,583	$1,594,452	$1,520,261
Commercial - agricultural	339,032	354,517	190,062
Real estate - commercial mortgage	2,042,234	1,992,650	1,570,509
Real estate - construction	289,271	307,109	241,861
Real estate - residential mortgage	436,043	434,567	462,947
Real estate - home equity	914,891	890,044	707,717
Consumer	508,518	516,586	521,281
Leasing and other	65,505	70,069	74,398

Total Loans	$6,217,077	$6,159,994	$5,289,036

The following table summarizes the activity in the Corporation’s allowance for loan losses:

	Three Months Ended March 31
	2004	2003
	(dollars in thousands)
Loans outstanding at end of period (net of unearned)	$6,217,077	$5,289,036

Daily average balance of loans and leases	$6,187,988	$5,346,978

Balance at beginning of period	$77,700	$71,920

Loans charged-off:
Commercial, financial and agricultural	1,701	1,809
Real estate - mortgage	67	644
Consumer	787	1,336
Leasing and other	133	160

Total loans charged-off	2,688	3,949

Recoveries of loans previously charged-off:
Commercial, financial and agricultural	908	310
Real estate - mortgage	79	215
Consumer	499	443
Leasing and other	33	12

Total recoveries	1,519	980

Net loans charged-off	1,169	2,969

Provision for loan losses	1,740	2,835

Balance at end of period	$78,271	$71,786

Net charge-offs to average loans (annualized)	0.08%	0.22%

Allowance for loan losses to loans outstanding	1.26%	1.36%

The following table summarizes the Corporation’s non-performing assets as of the indicated dates:

	March 31 2004	Dec 31 2003	March 31 2003
	(dollars in thousands)
Non-accrual loans	$19,594	$22,422	$25,686
Loans 90 days past due and accruing	10,758	9,609	10,676
Other real estate owned (OREO)	356	585	757

Total non-performing assets	$30,708	32,616	37,119

Non-accrual loans/Total loans	0.32%	0.36%	0.49%
Non-performing assets/Total assets	0.32%	0.33%	0.44%

The provision for loan losses for the first quarter of 2004 totaled $1.7 million, a decrease of $1.1 million, or 38.6%, from the same period in 2003. Net charge-offs totaled $1.1 million, or 0.08% of average loans on an annualized basis, during the first quarter of 2004, a $1.8 million improvement over the $3.0 million, or 0.22%, in net charge-offs for the first quarter of 2003. Non-performing assets decreased to $30.7 million, or 0.32% of total assets, at March 31, 2004, from $37.1 million, or 0.44% of total assets, at March 31, 2003.

Management believes that the allowance balance of $78.3 million at March 31, 2004 is sufficient to cover losses inherent in the loan portfolio on that date and is appropriate based on applicable accounting standards.

Other Income

The following table details the components of other income:

	Three Months Ended March 31		Increase (decrease)
	2004	2003	$	%
	(dollars in thousands)
Investment management and Trust Services	$8,645	$8,343	$302	3.6%
Service charges on deposit accounts	9,505	9,216	289	3.1%
Other service charges and fees	5,026	4,586	440	9.6%
Mortgage banking income	2,056	5,951	(3,895)	(65.5)%
Investment securities gains	5,828	2,229	3,599	161.5%
Other	1,183	1,340	(157)	(11.7)%

Total	$32,243	$31,665	$578	1.8%

Other income for the quarter ended March 31, 2004 was $32.2 million, an increase of $578,000, or 1.8%, over the comparable period in 2003. Excluding investment securities gains, which increased from $2.2 million in 2003 to $5.8 million in 2004, other income decreased $3.0 million, or 10.3%.

This decrease was attributable to the $3.9 million, or 65.5%, decrease in mortgage banking income. While the national monthly average for fixed rate mortgage loans decreased from 5.96% in the first quarter of 2003 to 5.74% in the first quarter of 2004, volumes were lower than in 2003 due to the existence of significantly lower rates during the second quarter of 2003 which realized the majority of the recent refinance volume. Mortgage loan originations decreased from $258.8 million in 2003 to $116.2 million in 2004. In order to limit interest rate risk, the Corporation generally sells the qualifying fixed rate mortgage loans it originates, resulting in gains.

Investment securities gains increased $3.6 million, or 161.5%. Investment securities gains during the first quarter of 2004 consisted of realized gains of $4.8 million on the sale of equity securities and $1.0 million on the sale of available for sale debt securities. Investment securities gains during the first quarter of 2003 consisted of realized gains of $2.2 million on the sale of equity securities and $3.2 million on the sale of available for sale debt securities. The gains in 2003 were offset by $3.2 million of losses recognized for equity securities exhibiting other than temporary impairment.

Other Expenses

The following table details the components of other expenses:

	Three Months Ended March 31		Increase (decrease)
	2004	2003	$	%
	(dollars in thousands)
Salaries and employee benefits	$36,963	$33,320	$3,643	10.9%
Net occupancy expense	5,518	5,080	438	8.6%
Equipment expense	2,641	2,680	(39)	(1.5)%
Data processing	2,819	2,864	(45)	(1.6)%
Advertising	1,528	1,232	296	24.0%
Intangible amortization	991	359	632	176.0%
Other	12,017	10,347	1,670	16.1%

Total	$62,477	$55,882	$6,595	11.8%

Total other expenses for the first quarter of 2004 were $62.5 million, representing an increase of $6.6 million, or 11.8% from 2003 ($3.7 million, or 6.6%, excluding Premier).

Salaries and employee benefits increased $3.6 million, or 10.9% ($2.4 million, or 7.2%, excluding Premier), in comparison to the first quarter of 2003. The salary expense component increased $2.3 million, or 8.6%, driven by normal salary increases for existing employees as well as the addition of the Premier employees. The employee benefits component of the expense increased $1.3 million, or 22.5%, due mainly to rising healthcare and retirement plan expenses.

Net occupancy expense increased $438,000, or 8.6% ($172,000, or 3.4%, excluding Premier), over the first quarter of 2003. Equipment expense decreased $39,000, or 1.5%, due to a reduction in depreciation expense as certain equipment became fully depreciated during 2003. The 1.6% decrease in data processing expense was due to favorable renegotiations of certain contracts for data processing services.

Advertising expense increased $296,000, or 24.0% ($224,000, or 18.2%, excluding Premier), mainly due to the timing of promotional campaigns and expenditures. The $632,000 increase in intangible amortization was due to the Premier and agriculture loan portfolio acquisitions.

Other expense increased $1.7 million, or 16.1% ($760,000, or 7.3%, excluding Premier), to $12.0 million in 2004.

Income Taxes

Income tax expense for the first quarter of 2004 was $15.1 million, a $604,000, or 4.2%, increase from $14.5 million in 2003. The Corporation’s effective tax rate was approximately 29.7% in 2004 as compared to 29.9% in 2003. The effective rate is lower than the federal statutory rate of 35% due mainly to investments in tax-free municipal securities and federal tax credits from investments in low and moderate income housing partnerships.

FINANCIAL CONDITION

Total assets of the Corporation decreased $147.1 million, or 1.5%, to $9.6 billion at March 31, 2004, compared to $9.8 billion at December 31, 2003. Investment securities decreased $213.3 million, or 7.3%, as the Corporation chose not to reinvest proceeds from maturities, except where required for pledging purposes. Loans outstanding, net of unearned income, increased $57.1 million, or 0.9%, during the period. Commercial loans, commercial mortgages and home equity loans each increased slightly, offset by declines in residential mortgage, consumer and other loans.

Cash and due from banks decreased $7.4 million, or 2.5%, during the period. Due to the nature of these accounts, daily balances can fluctuate up or down in the normal course of business.

Deposits increased $32.4 million, or 0.5%, from December 31, 2003. Noninterest-bearing deposits increased $66.0 million, or 5.2%, while interest-bearing deposits decreased $33.7 million, or 0.6%. Customers continued to hesitate to invest in time deposits in this low interest rate environment, as reflected in a $33.4 million decrease in time deposits.

Short-term borrowings, which consist mainly of Federal funds purchased, other short-term borrowings and customer cash management accounts, decreased $214.2 million, or 15.3%, during the first quarter of 2004. Federal funds purchased and other short-term borrowings decreased $212.5 million, or 21.5%, as the proceeds from maturing investment securities were used to repay these borrowings. Long-term debt increased slightly by $3.2 million, or 1.0%.

Capital Resources

Total shareholders’ equity increased $21.5 million, or 2.3%, during the first three months of 2004. Increases due to net income of $35.8 million, $2.3 million in stock issuances and $4.2 million in unrealized gains on securities were offset by $17.3 million in cash dividends to shareholders and $3.5 million in stock repurchases.

The Corporation has a stock repurchase plan that was originally approved by the Board of Directors in December 2002 and is currently scheduled to terminate in June 2004. During the first quarter of 2004, 163,000 shares were purchased under this plan. As of March 31, 2004, there are approximately 4.8 million authorized shares remaining.

The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of March 31, 2004, the Corporation and each of its bank subsidiaries met the minimum requirements. In addition, the Corporation and each of its bank subsidiaries’ capital ratios exceeded the amounts required to be considered “well-capitalized” as defined in the regulations. The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements as of March 31:

	2004	2003	Regulatory Minimum
			Capital Adequacy	Well- Capitalized
Total Capital (to risk Weighted Assets)	13.01%	13.93%	8.0%	10.0%
Tier I Capital (to Risk Weighted Assets)	11.81%	12.67%	4.0%	6.0%
Tier I Capital (to Average Assets)	8.66%	9.39%	3.0%	5.0%

Liquidity

The Corporation must maintain a sufficient level of liquid assets to meet the cash needs of its customers, who, as depositors, may want to withdraw funds or who, as borrowers, need credit availability. Liquidity is provided on a continuous basis through scheduled and unscheduled principal and interest payments on outstanding loans and investments and through the availability of deposits and borrowings. In addition, the Corporation can borrow on a secured basis from the Federal Home Loan Bank to meet short-term liquidity needs.

The Corporation’s sources and uses of cash were discussed in general terms in the net interest income section of Management’s Discussion. The Consolidated Statements of Cash Flows provide additional information. The Corporation generated $45.9 million in cash from operating activities during the first quarter of 2004, mainly due to net income. Investing activities resulted in a net cash inflow of $158.5 million, compared to a net cash inflow of $42.9 million in 2003, as prepayments of loans and mortgage-backed securities exceeded originations and purchases during both periods. Finally, financing activities resulted in a net outflow of $197.1 million as excess funds were used to pay down borrowings.

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

Equity Market Price Risk

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s equity investments consist primarily of common stocks of publicly traded financial institutions (cost basis of approximately $75.5 million and fair value of $87.2 million at March 31, 2004). The Corporation’s financial institutions stock portfolio had gross unrealized gains of approximately $12.8 million at March 31, 2004.

Although the carrying value of equity investments accounted for less than 1.0% of the Corporation’s total assets, the unrealized gains on the portfolio represent a potential source of revenue. The Corporation has a history of periodically realizing gains from this portfolio and, if values were to decline significantly, this revenue source could be lost.

Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the companies. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation’s equity securities are classified as trading. Future cash flows from these investments are not provided in the table on page 25 as such investments do not have maturity dates.

The Corporation evaluates, based on current accounting guidance, whether any decreases in values of its equity investments constitute “other than temporary” impairment that would require a write-down through a charge to earnings. Based on the results of such evaluations, no charges were recorded during the first quarter of 2004. Write-downs of $3.3 million were recorded during calendar year 2003. Subsequent to these write-downs, the values of these securities improved and $1.9 million of realized gains were recognized upon sale while those remaining in the Corporation’s portfolio have increased in value by $1.3 million. Additional impairment charges may be necessary depending upon the performance of the equity markets in general and the performance of individual investments held by the Corporation.

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

The following table provides information about the Corporation’s interest rate sensitive financial instruments. The table provides expected cash flows and weighted average rates for each significant interest rate sensitive financial instrument, by expected maturity period. None of the Corporation’s financial instruments are classified as trading (dollars in thousands).

	Expected Maturity Period							Estimated Fair Value
	2004	2005	2006	2007	2008	Beyond	Total
Fixed rate loans (1)	$894,481	$628,813	$519,309	$389,052	$262,904	$850,343	$3,544,902	$3,643,354
Average rate	6.39%	6.41%	6.34%	6.37%	6.40%	6.50%	7.20%
Floating rate loans (1)	973,101	269,280	226,332	173,840	130,363	899,259	2,672,175	2,672,175
Average rate	4.62%	4.91%	4.88%	5.04%	4.16%	4.12%	5.07%

Fixed rate investments (1)(2)	939,436	499,856	329,321	255,182	285,362	232,657	2,541,814	2,556,886
Average rate	3.91%	3.97%	3.87%	3.89%	0.00%	3.07%	4.54%
Floating rate investments (1)(2)	268	—	—	—	—	13,038	13,306	13,450
Average rate	5.85%	—	—	—	—	3.24%	3.94%

Other interest-earning assets	32,767	—	—	—	—	—	32,767	32,767
Average rate	3.98%	—	—	—	—	—	5.78%

Total	$2,840,053	$1,397,949	$1,074,962	$818,074	$678,629	$1,995,297	$8,804,964	$8,918,632
Average rate	4.94%	5.25%	5.28%	5.31%	4.90%	5.01%	5.06%

Fixed rate deposits (3)	$1,309,495	$475,693	$280,094	$164,872	$61,543	$71,758	$2,363,455	$2,221,902
Average rate	2.23%	2.80%	3.66%	4.33%	3.26%	4.69%	3.35%
Floating rate deposits (4)	1,792,036	159,080	159,080	159,080	159,080	1,992,365	4,420,721	4,613,112
Average rate	0.70%	0.14%	0.14%	0.14%	0.14%	0.12%	0.56%

Fixed rate borrowings (5)	21,849	78,372	15,392	145,543	123,423	172,557	557,136	711,805
Average rate	3.94%	6.29%	3.25%	4.68%	4.59%	5.43%	5.14%
Floating rate borrowings (6)	1,182,301	—	—	15,000	—	—	1,197,301	1,197,301
Average rate	0.97%	—	—	4.89%	—	—	1.11%

Total	$4,305,681	$713,145	$454,566	$484,495	$344,046	$2,236,680	$8,538,613	$8,744,120
Average rate	1.26%	2.59%	2.41%	3.08%	2.29%	0.68%	1.42%

Assumptions:

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments and calls.
(2)	Average rates are shown on a fully taxable equivalent basis using an effective tax rate of 35%.
(3)	Amounts are based on contractual maturities of fixed rate time deposits.
(4)	Money market, Super NOW, NOW and savings accounts are placed based on history of deposit flows.
(5)	Amounts are based on contractual maturities of Federal Home Loan Bank advances and other borrowings, adjusted for possible calls.
(6)	Amounts are Federal Funds Purchased and securities sold under agreements to repurchase, which mature in less than 90 days and floating rate FHLB advances and other borrowings.

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

Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into predetermined repricing periods. The assets and liabilities in each of these periods are summed and compared for mismatches within that maturity segment. Core deposits having noncontractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans held and for mortgage-backed securities includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative 6-month gap to plus or minus 15% of total earning assets. The cumulative 6-month gap as of March 31, 2004 was 0.93.

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

Rate Shock	Annual change in net interest income	% Change
+300bp	+$ 23.1 million	+7.6%
+200bp	+$ 16.9 million	+5.5%
+100bp	+$ 13.3 million	+4.4%
-100bp	-$ 18.6 million	-6.2%

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

Rate Shock	Change in economic value of equity	% Change
+300bp	-$ 108.4 million	-7.9%
+200bp	-$ 63.4 million	-4.6%
+100bp	-$ 24.3 million	-1.8%
-100bp	-$ 17.0 million	-2.3%

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

PART II — OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program
1/1/04 - 1/31/04	146,000	$21.54	146,000	4,858,637

2/1/04 - 2/29/04	—	—	—	4,858,637

3/1/04 - 3/31/04	17,000	$22.02	17,000	4,841,637

The Corporation has one publicly announced stock repurchase plan originally approved by the Board of Directors in December 2002 to repurchase 3.2 million shares through June 2003. In June 2003, the Board approved an extension of the program to repurchase the approximately 2.0 million remaining authorized shares through December 31, 2003. In September 2003 when approximately 900,000 authorized shares were remaining to be repurchased, the Board extended the plan through June 2004 and authorized an additional 4.9 million shares to be repurchased through that date. During 2004, no stock repurchases were made outside the plan and all were made under the guidelines of Rule 10b-18 issued in November 2003 and in compliance with Regulation M.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits — The following is a list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report:

(3)	Articles of incorporation, as amended and restated, and Bylaws of Fulton Financial Corporation, as amended – Incorporated by reference from Exhibit 3 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(4)	Instruments defining the right of securities holders, including indentures:

(a)	Rights Agreement dated June 20, 1989, as amended and restated on April 27, 1999 between Fulton Financial Corporation and Fulton Bank - Incorporated by reference from Exhibit 1 of the Fulton Financial Corporation Current Report on Form 8-K dated April 27, 1999.

(10)	Material Contracts - Executive Compensation Agreements and Plans:

(a)	Severance Agreements entered into between Fulton Financial and: Rufus A. Fulton, Jr., as of April 17, 1984; R. Scott Smith, Jr., as of May 17, 1988; Richard J Ashby, Jr., as of May 17, 1988; and Charles J. Nugent, as of November 19, 1992 – Incorporated by reference from Exhibit 10(a) of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(b)	Incentive Stock Option Plan adopted September 19, 1995 - Incorporated by reference from Exhibit A of Fulton Financial Corporation’s 1996 Proxy Statement.

(b)	Reports on Form 8-K:

(1)	Form 8-K dated January 20, 2004 filing the Corporation’s press release of financial results for the quarter ended December 31, 2003.

(2)	Form 8-K dated January 27, 2004 reporting a presentation at an investor meeting to provide an overview of the Corporation’s strategy and performance.

(3)	Form 8-K dated February 6, 2004 reporting the resignation of Smith Elliott Kearns & Company, LLC as the independent auditors of certain benefit plans of the Corporation.

(4)	Form 8-K dated April 1, 2004 reporting the consummation of the Resource Bankshares Corporation acquisition.

(5)	Form 8-K/A filed April 12, 2004 correcting the number of shares reported as issued and outstanding by Premier Bancorp, Inc. prior to the its acquisition by the Corporation.

(6)	Form 8-K dated April 22, 2004 filing the Corporation’s press release of financial results for the quarter ended March 31, 2004.

(7)	Form 8-K dated April 22, 2004 reporting a presentation made at Fulton Financial Corporation’s Annual Meeting of Shareholders, which provided an overview of the Corporation’s 2003 performance.

(8)	Form 8-K dated May 7, 2004 reporting the engagement of Crowe Chizek and Company, LLC as the independent auditors of certain benefit plans of the Corporation.

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULTON FINANCIAL CORPORATION

Date: May 7, 2004	/s/ Rufus A. Fulton, Jr.
Rufus A. Fulton, Jr.
Chairman and Chief Executive Officer

Date: May 7, 2004	/s/ Charles J. Nugent
Charles J. Nugent
Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibits Required Pursuant

to Item 601 of Regulation S-K

3. Articles of incorporation, as amended and restated, and Bylaws of Fulton Financial Corporation as amended - Incorporated by reference from Exhibit 3 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

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