Form 10-Q
period 2004-06-30
FULTON FINANCIAL CORP
filed 2004-08-09
CIK 700564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004, or

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

Common Stock, $2.50 Par Value – 121,640,000 shares outstanding as of July 31, 2004.

FULTON FINANCIAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004

Item 1. Financial Statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except per-share data)

	June 30 2004	December 31 2003
ASSETS
Cash and due from banks	$335,176	$300,966
Interest-bearing deposits with other banks	7,021	4,559
Mortgage loans held for sale	144,050	32,761
Investment securities:
Held to maturity (Fair value: $21,307 in 2004 and $23,739 in 2003)	20,898	22,993
Available for sale	2,468,133	2,904,157
Loans, net of unearned income	7,042,311	6,159,994
Less: Allowance for loan losses	(86,539)	(77,700)

Net Loans	6,955,772	6,082,294

Premises and equipment	130,721	120,777
Accrued interest receivable	35,701	34,407
Goodwill	276,592	127,202
Other assets	182,357	137,172

Total Assets	$10,556,421	$9,767,288

LIABILITIES
Deposits:
Noninterest-bearing	$1,414,770	$1,262,214
Interest-bearing	6,016,218	5,489,569

Total Deposits	7,430,988	6,751,783

Short-term borrowings:
Federal funds purchased	774,128	933,000
Other short-term borrowings	467,394	463,711

Total Short-Term Borrowings	1,241,522	1,396,711

Accrued interest payable	25,273	24,579
Other liabilities	96,270	78,549
Federal Home Loan Bank Advances and long-term debt	654,886	568,730

Total Liabilities	9,448,939	8,820,352

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 400 million shares authorized, 128.5 million shares issued in 2004 and 119.5 million shares issued in 2003	321,277	284,480
Additional paid in capital	892,022	633,588
Retained earnings	38,885	117,373
Accumulated other comprehensive (loss) income, net	(25,747)	12,267
Treasury stock, 6.6 million shares in 2004 and 5.8 million shares in 2003	(118,955)	(100,772)

Total Shareholders’ Equity	1,107,482	946,936

Total Liabilities and Shareholders’ Equity	$10,556,421	$9,767,288

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per-share data)

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
INTEREST INCOME
Loans, including fees	$96,859	$84,541	$185,325	$169,653
Investment securities:
Taxable	19,652	18,390	41,388	39,124
Tax-exempt	2,540	2,526	5,073	5,046
Dividends	992	1,153	1,944	2,301
Other interest income	1,981	556	2,230	1,226

Total Interest Income	122,024	107,166	235,960	217,350

INTEREST EXPENSE
Deposits	22,345	24,000	42,695	49,707
Short-term borrowings	3,135	1,692	6,462	3,445
Long-term debt	7,838	7,104	15,130	14,190

Total Interest Expense	33,318	32,796	64,287	67,342

Net Interest Income	88,706	74,370	171,673	150,008
PROVISION FOR LOAN LOSSES	800	2,490	2,540	5,325

Net Interest Income After Provision for Loan Losses	87,906	71,880	169,133	144,683

OTHER INCOME
Investment management and trust services	8,637	8,809	17,282	17,152
Service charges on deposit accounts	9,929	9,502	19,434	18,718
Other service charges and fees	4,970	4,708	9,996	9,294
Mortgage banking income	6,417	5,841	8,473	11,792
Investment securities gains	5,349	4,809	11,177	7,038
Other	1,721	865	2,904	2,205

Total Other Income	37,023	34,534	69,266	66,199

OTHER EXPENSES
Salaries and employee benefits	42,195	34,494	79,158	67,814
Net occupancy expense	5,859	4,807	11,377	9,887
Equipment expense	2,749	2,588	5,390	5,268
Data processing	2,868	2,776	5,687	5,640
Advertising	1,914	1,787	3,442	3,019
Intangible amortization	1,356	360	2,347	719
Other	13,957	11,253	25,974	21,600

Total Other Expenses	70,898	58,065	133,375	113,947

Income Before Income Taxes	54,031	48,349	105,024	96,935
INCOME TAXES	16,167	14,287	31,314	28,830

Net Income	$37,864	$34,062	$73,710	$68,105

PER-SHARE DATA:
Net income (basic)	$0.31	$0.31	$0.63	$0.61
Net income (diluted)	0.31	0.31	0.62	0.61
Cash dividends	0.165	0.152	0.317	0.288

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Dollars in thousands, except per-share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2003	113,668,000	$284,480	$633,588	$117,373	$12,267	$(100,772)	$946,936
Comprehensive Income:
Net Income				73,710			73,710
Other - unrealized loss on securities (net of $16.6 million tax effect)					(30,749)		(30,749)
Less - reclassification adjustment for gains included in net income (net of $3.9 million tax expense)					(7,265)		(7,265)

Total comprehensive income							35,696

Stock dividend - 5%		15,299	100,226	(115,615)			(90)
Stock issued	659,000		(6,157)			11,756	5,599
Stock issued for acquisition of Resource Bancshares Corporation	9,030,000	21,498	164,365				185,863
Acquisition of treasury stock	(1,476,000)					(29,939)	(29,939)
Cash dividends - $0.317 per share				(36,583)			(36,583)

Balance at June 30, 2004	121,881,000	$321,277	$892,022	$38,885	$(25,747)	$(118,955)	$1,107,482

Balance at December 31, 2002	111,470,000	$259,943	$481,028	$138,501	$34,801	$(50,531)	$863,742
Comprehensive Income:
Net Income				68,105			68,105
Other - net unrealized loss on securities (net of $2.3 million tax effect)					(4,297)		(4,297)
Less - reclassification adjustment for gains included in net income (net of $2.5 million tax expense)					(4,575)		(4,575)

Total comprehensive income							59,233

Stock dividend - 5%		12,998	79,491	(92,526)			(37)
Stock issued	397,000		(2,432)			6,461	4,029
Acquisition of treasury stock	(1,240,000)					(21,319)	(21,319)
Cash dividends - $0.288 per share				(31,989)			(31,989)

Balance at June 30, 2003	110,627,000	$272,941	$558,087	$82,091	$25,929	$(65,389)	$873,659

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six months ended June 30
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$73,710	$68,105

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,540	5,325
Depreciation and amortization of premises and equipment	6,177	6,232
Net amortization of investment security premiums	5,942	9,195
Investment securities gains	(11,177)	(7,038)
Net (increase) decrease in mortgage loans held for sale	(18,769)	10,601
Amortization of intangible assets	2,347	719
(Increase) decrease in accrued interest receivable	(1,294)	3,558
Decrease in other assets	5,861	32
Decrease in accrued interest payable	(2,481)	(3,318)
Increase (decrease) in other liabilities	5,643	(6,713)

Total adjustments	(5,211)	18,593

Net cash provided by operating activities	68,499	86,698

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	179,971	295,665
Proceeds from maturities of securities held to maturity	5,279	9,404
Proceeds from maturities of securities available for sale	457,086	777,870
Purchase of securities held to maturity	(3,699)	(7,375)
Purchase of securities available for sale	(133,005)	(1,152,114)
Decrease in short-term investments	2,760	2,162
Net increase in loans	(256,901)	(79,337)
Net cash paid for acquisitions	(768)	—
Net purchase of premises and equipment	(5,966)	(4,149)

Net cash provided by (used in) investing activities	244,757	(157,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	203,212	282,544
Net decrease in time deposits	(122,396)	(91,049)
Decrease in long-term debt	(34,376)	(1,099)
Decrease in short-term borrowings	(266,384)	(32,199)
Dividends paid	(34,762)	(30,350)
Net proceeds from issuance of common stock	5,599	4,029
Acquisition of treasury stock	(29,939)	(21,319)

Net cash (used in) provided by financing activities	(279,046)	110,557

Net Increase in Cash and Due From Banks	34,210	39,381
Cash and Due From Banks at Beginning of Period	300,966	314,857

Cash and Due From Banks at End of Period	$335,176	$354,238

Supplemental Disclosures of Cash Flow Information
Cash paid during period for:
Interest	$66,768	$70,660
Income taxes	25,841	27,645

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
	(in thousands)
Weighted average shares outstanding (basic)	122,118	110,709	117,904	110,962
Impact of common stock equivalents	1,367	778	1,468	763

Weighted average shares outstanding (diluted)	123,485	111,487	119,372	111,725

NOTE C – Stock Dividend

The Corporation paid a 5% stock dividend on June 4, 2004. All share and per-share information has been restated to reflect the impact of this stock dividend.

NOTE D – Disclosures about Segments of an Enterprise and Related Information

The Corporation does not have any operating segments which require disclosure of additional information. While the Corporation owns twelve separate banks, each engages in similar activities and provides similar products and services. The Corporation’s non-banking activities are immaterial and therefore, separate information has not been disclosed.

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

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
	(in thousands except per-share data)
Net income as reported	$37,864	$34,062	$73,710	$68,105
Stock based employee compensation expense under the fair value method, net of tax	62	59	132	124

Pro-forma net income	$37,802	$34,003	$73,578	$67,981

Net income per share (basic)	$0.31	$0.31	$0.63	$0.61
Pro-forma net income per share (basic)	0.31	0.31	0.62	0.61

Net income per share (diluted)	$0.31	$0.31	$0.62	$0.61
Pro-forma net income per share (diluted)	0.31	0.31	0.62	0.61

On April 22, 2004, the Corporation’s shareholders approved the “Fulton Financial Corporation 2004 Stock Option and Compensation Plan,” (the Plan) which reserved 13.9 million shares of the Corporation’s stock for future issuance as options or restricted stock awards. The total number of options eligible for grant in any calendar year is determined based on the Corporation’s stock performance relative to its peer group. The exercise price of options to be granted under the Plan is the market value of the Corporation’s stock on the grant date. Specific individual grants of options and restricted stock are at the discretion of the Executive Compensation Committee of the Board of Directors. Under the Plan, the Corporation granted 1.0 million options on July 1, 2004.

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

The Corporation currently provides medical and life insurance benefits under a post-retirement benefits plan to retired full-time employees who were employees of the Corporation prior to January 1, 1998. Full-time employees may become eligible for these discretionary benefits if they reach retirement while working for the Corporation. Benefits are based on a graduated scale for years of service after attaining the age of 40.

The net periodic benefit cost for the Corporation’s Pension Plan and post-retirement benefits plan, as determined by consulting actuaries, consisted of the following components:

	Pension Plan
	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
	(in thousands)
Service cost	$577	$545	$1,154	$1,089
Interest cost	776	738	1,551	1,476
Expected return on plan assets	(750)	(658)	(1,500)	(1,316)
Net amortization and deferral	166	132	332	264

Net periodic benefit cost	$769	$757	$1,537	$1,513

	Post-Retirement Plan
	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
	(in thousands)
Service cost	$94	$70	$192	$141
Interest cost	155	112	316	223
Expected return on plan assets	(1)	(1)	(3)	(1)
Net amortization and deferral	(116)	(72)	(236)	(144)

Net periodic benefit cost	$132	$109	$269	$219

NOTE G – New Accounting Standards

Variable Interest Entities: In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51”, which was revised in December 2003 (FIN-46). FIN-46 provides guidance on when to consolidate certain Variable Interest Entities (VIE’s) in the financial statements of the Corporation. VIE’s are entities in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance activities without additional financial support from other parties. Under FIN-46, a company must consolidate a VIE if the company has a variable interest that will absorb a majority of the VIE’s losses, if they occur, and/or receive a majority of the VIE’s residual returns, if they occur.

The provisions of FIN-46 which relate to the Corporation’s investments in low and moderate income partnerships (LIH Investments) were effective as of December 31, 2003 for LIH Investments made by the Corporation after January 31, 2003 and March 31, 2004 for all others. Based on its review, the Corporation concluded that none of its LIH Investments met the criteria for consolidation and, as such, did not consolidate any LIH Investments as of June 30, 2004 or December 31, 2003.

At June 30, 2004 and December 31, 2003, the Corporation’s LIH Investments totaled $45.9 million and $40.0 million, respectively. The net income tax benefit associated with these investments was $1.1 million and $1.0 million for the three months ended June 30, 2004 and 2003, respectively, and $2.2 million and $2.0 million for the six months ended June 30, 2004 and June 30, 2003, respectively.

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

Application of Accounting Principles to Loan Commitments: In March 2004, the SEC staff issued Staff Accounting Bulletin No. 105 (SAB 105), “Application of Accounting Principles to Loan Commitments”. SAB 105 provides specific guidance on fair value measurement of mortgage loan commitments that are accounted for as derivatives. SAB 105 must be applied to mortgage loan commitments that are accounted for as derivatives entered into after March 31, 2004. The adoption of SAB 105 did not have a material effect on the Corporation’s consolidated financial statements.

NOTE H – Acquisitions

On June 15, 2004, the Corporation entered into a merger agreement to acquire First Washington FinancialCorp (First Washington), of Windsor, New Jersey. First Washington is a $483 million financial holding company whose primary subsidiary is First Washington State Bank, which operates sixteen community-banking offices in Mercer, Monmouth, and Ocean Counties in New Jersey.

Under the terms of the merger agreement, each of the approximately 4.0 million shares of First Washington’s common stock will be exchanged for 1.35 shares of the Corporation’s common stock. In addition, each of the options to acquire First Washington’s stock will be converted to options to purchase the Corporation’s stock. The acquisition is subject to approval by bank regulatory authorities and First Washington’s shareholders, and is expected to be completed on or before April 15, 2005. As a result of the acquisition, First Washington will be merged into the Corporation and First Washington State Bank will become a wholly owned subsidiary.

The acquisition will be accounted for as a purchase. Purchase accounting requires the Corporation to allocate the total purchase price of the acquisition to the assets acquired and liabilities assumed, based on their respective fair values at the acquisition date, with any remaining acquisition cost being recorded as goodwill. Resulting goodwill balances are then subject to an impairment review on at least an annual basis. The results of First Washington’s operations will be included in the Corporation’s financial statements prospectively from the date of the acquisition.

The total purchase price is estimated to be approximately $124.0 million, which includes the value of the Corporation’s stock to be issued, First Washington’s options to be converted and certain acquisition related costs. The net assets of First Washington as of June 30, 2004 were $33.8 million and accordingly, the purchase price exceeds the carrying value of the net assets by $90.2 million as of this date. The total purchase price will be allocated to the net assets acquired as of the merger effective date, based on fair market values at that date. The Corporation expects to record a core deposit intangible asset and goodwill as a result of the acquisition accounting.

On April 1, 2004, the Corporation acquired all of the outstanding common stock of Resource Bankshares Corporation (Resource), an $885 million financial holding company and its primary subsidiary, Resource Bank. The total purchase price was $196.0 million, including $185.9 million in stock issued, $7.1 million in Resource stock purchased for cash and $3.0 million of direct acquisition costs. The Corporation issued 1.54 shares of its stock for each of the 5.9 million shares of Resource outstanding on the acquisition date. The purchase price was determined based on the value of the Corporation’s stock on the date when the final terms of the acquisition were agreed to and announced.

Resource Bank is located in Virginia Beach, Virginia, and operates six community-banking offices in Newport News, Chesapeake, Herndon, Virginia Beach, and Richmond, Virginia and 14 loan production and residential mortgage offices in Virginia, North Carolina, Maryland and Florida.

The acquisition was accounted for as a purchase and the Corporation’s results of operations include Resource from the date of acquisition. The following is a summary of the preliminary purchase price allocation based on estimated fair values on the acquisition date. These preliminary amounts may be revised when final fair values are determined (in thousands):

Cash and due from banks	$11,497
Other earning assets	5,222
Mortgage loans held for sale	92,519
Investment securities available for sale	125,473
Loans, net	619,118
Premises and equipment	10,155
Core deposit intangible asset	1,450
Goodwill	147,260
Other assets	30,490

Total assets acquired	1,043,184

Deposits	598,389
Short-term borrowings	111,195
Long-term debt	120,532
Other liabilities	17,038

Total liabilities assumed	847,154

Net assets acquired	$196,030

On August 1, 2003, the Corporation acquired all of the outstanding common stock of Premier Bancorp, Inc. (Premier), a $600 million financial holding company, and its wholly-owned subsidiary, Premier Bank. The total purchase price was $92.0 million, including $2.1 million of direct acquisition costs. The Corporation issued 1.477 shares of its stock for each of the 3.4 million shares of Premier outstanding on the acquisition date. The purchase price was determined based on the value of the Corporation’s stock on the date when the final terms of the acquisition were agreed to and announced.

Premier Bank is located in Doylestown, Pennsylvania and the eight community banking offices in Bucks, Northampton and Montgomery Counties, Pennsylvania acquired by the Corporation in this transaction complement its existing retail banking network. The acquisition was accounted for as a purchase and the Corporation’s results of operations include Premier from the date of the acquisition.

The following table summarizes unaudited pro-forma information assuming the acquisitions of Resource and Premier had occurred on January 1, 2004 and 2003. This pro-forma information includes certain adjustments, including amortization related to fair value adjustments recorded in purchase accounting (in thousands, except per-share information):

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
	(in thousands)
Net interest income	$88,706	$84,879	$179,018	$170,310
Other income	37,023	41,165	73,974	78,391
Net income	37,864	37,787	74,621	75,281

Per Share:
Net income (basic)	$0.31	$0.30	$0.61	$0.60
Net income (diluted)	0.31	0.30	0.60	0.60

Note I – Derivative Financial Instruments – Interest Rate Swaps

Through the acquisition of Resource, the Corporation acquired interest rate swaps, which are being used to hedge certain long term fixed rate certificate of deposit liabilities held at Resource Bank. As of June 30, 2004 Resource Bank had utilized interest rate swaps with a notional amount of $210 million as a hedge against these liabilities. The terms of the certificates of deposit and the interest rate swaps mirror each other and are committed to simultaneously. Under the terms of the swap agreements, Resource Bank is the fixed rate receiver and the floating rate payer (generally tied to the three month London Interbank Offering Rate, or LIBOR, a common index used for setting rates between financial institutions). The combination of the interest rate swaps and the issuance of the certificates of deposit generates long term floating rate funding for the Corporation. Both the interest rate swap and the certificate of deposit are recorded at fair value, with changes in fair value included in the Consolidated Statements of Income as interest expense. Risk management results indicate that the hedges were 99.16% effective as of June 30, 2004 resulting in an adjustment to interest expense to reflect hedge ineffectiveness of $32,000 for the second quarter of 2004.

NOTE J – Reclassifications

Certain amounts in the 2003 consolidated financial statements and notes have been reclassified to conform to the 2004 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) concerns Fulton Financial Corporation (the Corporation), a financial holding company incorporated under the laws of the Commonwealth of Pennsylvania in 1982, and its wholly-owned subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes presented in this report.

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

The Corporation’s net income for the second quarter of 2004 increased $3.8 million, or 11.2%, from $34.1 million in 2003 to $37.9 million in 2004. Although net income increased from period to period, diluted net income per share remained the same due to an increase in the number of outstanding shares issued, mainly for acquisitions. The Corporation realized annualized returns on average assets of 1.44% and average equity of 13.82% during the second quarter of 2004. The annualized return on tangible average equity, which is net income divided by average shareholder’s equity, excluding intangible assets, was 17.84%.

The increase in net income compared to the second quarter of 2003 resulted from a $14.3 million increase in net interest income, a $2.5 million increase in other income and a $1.7 million decrease in the provision for loan losses, offset by a $12.8 million increase in other expenses and a $1.9 million increase in income taxes. Net interest income growth resulted from increases in average earning assets, largely due to the acquisitions of Premier Bank (Premier) in August 2003 and Resource Bank (Resource) in April 2004 (see “Acquisitions” below). While the net interest margin decreased compared to the second quarter of 2003, it has remained fairly stable for the last three calendar quarters (3.73% for the second quarter of 2004, 3.79% for the first quarter of 2004, and 3.73% for the fourth quarter of 2003).

The following summarizes some of the more significant factors that influenced the Corporation’s second quarter 2004 results.

Interest Rates - Short-term interest rates remained low throughout the second quarter and the first six months of 2004, with the average overnight borrowing rate, or Federal funds rate, and the average prime lending rate at 1.00% and 4.00%, respectively, both historic lows. Over the past year, the low short-term interest rates had a negative impact on the Corporation’s net interest income and net interest margin, as reducing the rates paid on deposits became exceedingly difficult. As a result, average rates on earning assets decreased more than the average rates paid on liabilities, causing the decrease in net interest margin in 2004 compared to 2003.

Longer-term interest rates, including residential mortgage rates, while remaining relatively low during 2004, were higher than the historic lows reached during 2003. As a result, mortgage loan refinance activity slowed, resulting in lower mortgage sale gains.

Generally low rates, however, continued to impact the Corporation’s deposit composition as funds from maturing time deposits were deposited in core demand and savings accounts as customers were reluctant to lock into the relatively low rates being offered on time deposit products.

On June 30, 2004 the Federal Reserve raised the Federal funds rate from 1.00% to 1.25% and the Corporation raised its prime-lending rate from 4.00% to 4.25%. In a rising rate environment, the Corporation expects improvements in net interest income, as discussed in the “Market Risk” section of Management’s Discussion. Increasing long-term rates, however, may continue to have a detrimental impact on mortgage loan origination volumes and related gains on sales of mortgage loans.

Earning Assets - The Corporation experienced significant earning asset growth due to the acquisition of Premier and Resource. In addition, the Corporation purchased a $165 million agricultural loan portfolio in December 2003. Internal growth in average earning assets was $418.0 million, or 5.3%, from the second quarter of 2003 to the second quarter of 2004. The growth in earning assets, both internal and through acquisitions, caused a significant increase in net interest income.

Asset Quality - Asset quality refers to the underlying credit characteristics of borrowers and the likelihood that defaults on contractual payments will result in charge-offs of account balances. Asset quality is generally a function of economic conditions, but can be managed through conservative underwriting and sound collection policies and procedures.

The Corporation continues to maintain excellent asset quality, attributable to its credit culture and underwriting policies. Asset quality measures such as non-performing assets to total assets and net charge-offs to average loans improved in comparison to 2003, resulting in a lower provision for loan losses in the second quarter and first six months of 2004. While overall asset quality has remained strong, deterioration in quality of one or several significant accounts could have a detrimental impact and result in losses that may not be foreseeable based on current information. In addition, rising interest rates could increase the total payments of borrowers and could have a negative impact on their ability to pay according to the terms of their loans.

Equity Markets – In recent months, the broader equity markets have leveled off from the increases they experienced in the preceding 12 months. As noted in the “Market Risk” section of Management’s

Discussion, equity valuations can have an impact on the Corporation’s financial performance. In particular, bank stocks account for a significant portion of the Corporation’s equity investment portfolio. Gains on sales of these equities have been a recurring component of the Corporation’s earnings for many years, including 2004, with total gains of $5.3 million for the second quarter and $11.2 million for the first six months. If this portfolio does not continue to perform, this component of earnings could contract.

Acquisitions – The Corporation completed the acquisitions of two banks in the past year. In August 2003, Premier Bank of Doylestown, Pennsylvania became a wholly owned subsidiary and strengthened the Corporation’s presence in eastern Pennsylvania markets. In April 2004, the Corporation completed its acquisition of Resource Bankshares Corporation, located in Virginia Beach, Virginia. This is the Corporation’s first acquisition in Virginia, allowing it to enter a new geographic market. Results for 2004 in comparison to 2003 were dramatically impacted by these acquisitions.

On June 15, 2004, the Corporation entered into a merger agreement to acquire First Washington FinancialCorp (First Washington), of Windsor, New Jersey. First Washington is a $483 million financial holding company whose primary subsidiary is First Washington State Bank, which operates sixteen community-banking offices in Mercer, Monmouth, and Ocean Counties in New Jersey.

Under the terms of the merger agreement, each of the approximately 4.0 million shares of First Washington’s common stock will be exchanged for 1.35 shares of the Corporation’s common stock. In addition, each of the options to acquire First Washington’s stock will be converted to options to purchase the Corporation’s stock. The acquisition is subject to approval by bank regulatory authorities and First Washington’s shareholders, and is expected to be completed on or before April 15, 2005. As a result of the acquisition, First Washington will be merged into the Corporation and First Washington State Bank will become a wholly owned subsidiary.

The acquisition will be accounted for as a purchase. Purchase accounting requires the Corporation to allocate the total purchase price of the acquisition to the assets acquired and liabilities assumed, based on their respective fair values at the acquisition date, with any remaining acquisition cost being recorded as goodwill. Resulting goodwill balances are then subject to an impairment review on at least an annual basis. The results of First Washington’s operations will be included in the Corporation’s financial statements prospectively from the date of the acquisition.

The total purchase price is estimated to be approximately $124.0 million, which includes the value of the Corporation’s stock to be issued, First Washington’s options to be converted and certain acquisition related costs. The net assets of First Washington as of June 30, 2004 were $33.8 million and accordingly, the purchase price exceeds the carrying value of the net assets by $90.2 million as of this date. The total purchase price will be allocated to the net assets acquired as of the merger effective date, based on fair market values at that date. The Corporation expects to record a core deposit intangible asset and goodwill as a result of the acquisition accounting.

Acquisitions have long been a supplement to the Corporation’s internal growth. These recent acquisitions provide opportunity for additional growth, as they will allow the Corporation’s existing products and services to be sold in new markets. The Corporation’s acquisition strategy focuses on high growth areas with strong market demographics and targets organizations that have a comparable corporate culture, strong performance and good asset quality, among other factors. Under its “super-community” banking philosophy, acquired organizations generally retain their status as separate legal entities, unless consolidation with an existing affiliate bank is practical. Back office functions are generally consolidated to maximize efficiencies.

Merger and acquisition activity in the financial services industry has become very competitive and the prices paid for certain acquisitions have increased recently. While the Corporation has been an active acquirer, management is committed to basing its pricing on rational economic models. Management will continue to focus on generating growth in the most cost-effective manner.

Quarter ended June 30, 2004 versus quarter ended June 30, 2003

Net Interest Income

Net interest income increased $14.3 million, to $88.7 million in 2004 from $74.4 million in 2003. This increase was due primarily to average balance growth, with total earning assets increasing 24.6%, offset by the impact of the low interest rate environment. The Corporation’s average prime lending rate decreased from 4.25% in the second quarter of 2003 to 4.00% in the second quarter of 2004 as a result of FRB actions. This reduction in an already low interest rate environment negatively impacted the Corporation’s net interest margin as average yields on earning-assets decreased further than the average cost of deposits.

The average yield on earning assets decreased 46 basis points (an 8.4 % decline) during the period while the cost of interest-bearing liabilities decreased 42 basis points (a 20.1% decline). This resulted in an 18 basis point decrease in net interest margin compared to the same period in 2003. The Corporation continues to manage its asset/liability position and interest rate risk through the methods discussed in the “Market Risk” section of Management’s Discussion.

The following table provides a comparative average balance sheet and net interest income analysis for the second quarter of 2004 as compared to the same period in 2003 (dollars in thousands):

	Three months ended June 30, 2004			Three months ended June 30, 2003
	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
ASSETS
Interest-earning assets:
Loans and leases	$6,946,626	$96,859	5.61%	$5,384,692	$84,541	6.30%
Taxable investment securities	2,299,834	19,652	3.44%	2,044,602	18,390	3.61%
Tax-exempt investment securitites	272,891	2,540	3.74%	251,813	2,526	4.02%
Equity securities	137,528	992	2.90%	128,378	1,153	3.60%

Total investment securities	2,710,253	23,184	3.44%	2,424,793	22,069	3.65%
Short-term investments	122,375	1,981	6.51%	40,526	556	5.50%

Total interest-earning assets	9,779,254	122,024	5.02%	7,850,011	107,166	5.48%
Noninterest-earning assets:
Cash and due from banks	332,653			278,657
Premises and equipment	130,737			121,811
Other assets	447,700			245,293
Less: Allowance for loan losses	(86,800)			(72,787)

Total Assets	$10,603,544			$8,422,985

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$1,362,761	$1,634	0.48%	$1,085,855	$1,496	0.55%
Savings deposits	1,857,175	2,637	0.57%	1,596,578	2,744	0.69%
Time deposits	2,841,569	18,074	2.56%	2,461,038	19,760	3.22%

Total interest-bearing deposits	6,061,505	22,345	1.48%	5,143,471	24,000	1.87%
Short-term borrowings	1,282,657	3,135	0.98%	596,312	1,692	1.14%
Long-term debt	656,803	7,838	4.80%	540,413	7,104	5.27%

Total interest-bearing liabilities	8,000,965	33,318	1.67%	6,280,196	32,796	2.09%
Noninterest-bearing liabilities:
Demand deposits	1,386,770			1,181,072
Other	114,219			96,381

Total Liabilities	9,501,954			7,557,649
Shareholders’ equity	1,101,590			865,336

Total Liabilities and Shareholders’ Equity	$10,603,544			$8,422,985

Net interest income		$88,706			$74,370

Net interest margin (FTE)			3.73%			3.91%

(1)	Yields on tax-exempt securities are not fully taxable equivalent (FTE).

The following table summarizes the changes in interest income and expense due to changes in average balances (volume) and changes in rates:

	2004 vs. 2003 Increase (decrease) due To change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans and leases	$24,301	$(11,983)	$12,318
Taxable investment securities	2,254	(992)	1,262
Tax-exempt investment securities	207	(193)	14
Equity securities	81	(242)	(161)
Short-term investments	1,118	307	1,425

Total interest-earning assets	$27,961	$(13,103)	$14,858

Interest expense on:
Demand deposits	$379	$1,114	$1,493
Savings deposits	446	1,953	2,399
Time deposits	3,033	(8,580)	(5,547)
Short-term borrowings	1,939	(496)	1,443
Long-term debt	1,513	(779)	734

Total interest-bearing liabilities	$7,310	$(6,788)	$522

Interest income increased $14.9 million, or 13.9%, mainly due to the Premier and Resource acquisitions, which added approximately $17.6 million of interest income. Total interest earning assets increased $1.9 billion, or 24.6%, resulting in a $28.0 million increase in interest income. Approximately $1.4 billion of this earning asset increase was a result of the Premier and Resource acquisitions. The increase in interest income attributable to growth in average interest-earning assets was partially offset by the 46 basis point decrease in average yields on earning assets, which accounted for a $13.1 million decline in interest income.

Average interest-earning assets increased in both the loan and investment categories. The Corporation’s average loan portfolio increased $1.6 billion, or 29.0%, with approximately $980.0 million of the increase due to the Premier and Resource acquisitions. The following summarizes the growth in average loans by category:

	Three months ended June 30		Increase (decrease)
	2004	2003	$	%
	(dollars in thousands)
Commercial - industrial and financial	$1,776,940	$1,530,772	$246,168	16.1%
Commercial - agricultural	331,575	191,205	140,370	73.4%
Real estate - commercial mortgage	2,216,617	1,581,197	635,420	40.2%
Real estate - commercial construction	312,312	207,791	104,521	50.3%
Real estate - residential mortgage	519,353	499,561	19,792	4.0%
Real estate - residential construction	241,053	46,015	195,038	423.9%
Real estate - home equity	959,267	726,469	232,798	32.0%
Consumer	517,226	526,779	(9,553)	(1.8)%
Leasing and other	72,283	74,903	(2,620)	(3.5)%

Total	$6,946,626	$5,384,692	$1,561,934	29.0%

Loan growth was particularly strong in the commercial and commercial mortgage categories. Even factoring out the loans added by the Premier and Resource acquisitions and the agricultural loan portfolio purchase in December 2003, these categories grew in excess of 8%. Residential mortgage and construction loans also increased $214.8 million, or 39.4%, primarily due to $267.0 million added by Resource, offset by a reduction of $52.2 million in average loans due to refinance activity. The Corporation generally sells newly originated fixed rate mortgages in the secondary market to promote liquidity and manage interest rate risk. Home equity loans increased significantly due to promotional efforts and customers using home equity loans as a cost-effective refinance alternative. Other loans (including consumer, leasing and other) decreased, reflecting customers’ repayment of these loans with tax-advantaged residential mortgage or home equity loans. The Premier and Resource acquisitions did not significantly impact home equity or other loans.

The average yield on loans during the second quarter of 2004 was 5.61%, a 69 basis point, or 11.0%, decline from 2003. This reflects the 25 basis point reduction in the Corporation’s average prime lending rate, as well as higher than normal prepayments received on fixed rate commercial and commercial mortgage loans.

Average investment securities increased $285.5 million, or 11.8%, mainly due to the balances added by the Premier and Resource acquisitions. The average yield on investment securities declined 21 basis points from 3.65% in 2003 to 3.44% in 2004. This 5.8% decrease was due to both the relatively short maturity of the portfolio as well as prepayments experienced on mortgage-backed securities.

Interest expense increased $522,000, or 1.6%, to $33.3 million in the first quarter of 2004 from $32.8 million in the first quarter of 2003. Interest expense increased $7.3 million due to an increase in average balance growth, with Premier and Resource adding approximately $5.2 million to this volume-related increase. Interest expense decreased $6.8 million as a result of the 42 basis point decrease in the cost of total interest-bearing liabilities. The cost of interest-bearing deposits declined 20.9%, from 1.87% in 2003 to 1.48% in 2004. This reduction was due to both the impact of declining short-term interest rates and the continuing shift in the composition of deposits from higher-rate time deposits to lower-rate demand and savings deposits. Customers continued to exhibit an unwillingness to invest in certificates of deposit at the rates available, instead keeping their funds in demand and savings products.

The following table summarizes the growth in average deposits by category:

	Three months ended June 30		Increase
	2004	2003	$	%
	(dollars in thousands)
Noninterest-bearing demand	$1,386,770	$1,181,072	$205,698	17.4%
Interest-bearing demand	1,362,761	1,085,855	276,906	25.5%
Savings and money market	1,857,175	1,596,578	260,597	16.3%
Time deposits	2,841,569	2,461,038	380,531	15.5%

Total	$7,448,275	$6,324,543	$1,123,732	17.8%

The acquisitions of Premier and Resource added $992.9 million to the total average balance of deposits in 2004. If those balances were factored out, the deposit categories would show the following increases (decreases) – noninterest-bearing demand, 11.1%, interest-bearing demand, 10.6%, savings and money market, 8.5%, and time deposits, (10.2)%.

Other borrowings increased significantly from 2003, with average short-term borrowings increasing $686.3 million, or 115.1%, to $1.3 billion. and average long-term debt increasing $116.4 million, or 21.5%, to $656.8 million. Approximately $197.7 million of the increase in short-term borrowings resulted from the Premier and Resource acquisitions, with the remaining increase due to certain limited strategies to manage the Corporation’s gap position and to take advantage of low wholesale funding rates. In addition, customer cash management accounts, which are included in short-term borrowings, grew $79.7 million, or 25.7%, to reach $390.2 million in 2004. The increase in average long-term debt was mainly due to the acquisitions of Premier and Resource.

Provision and Allowance for Loan Losses

The following table summarizes loans outstanding (net of unearned income) as of the dates shown:

	June 30 2004	December 31 2003	June 30 2003
	(in thousands)
Commercial -industrial and financial	$1,818,570	$1,594,452	$1,521,626
Commercial - agricultural	324,465	354,517	191,902
Real estate - commercial mortgage	2,240,228	1,992,649	1,596,368
Real estate - commercial construction	314,902	264,129	225,395
Real estate - residential mortgage	504,320	434,568	457,620
Real estate - residential construction	245,963	42,979	45,073
Real estate - home equity	1,004,532	890,044	759,055
Consumer	522,576	516,586	523,197
Leasing and other	66,755	70,069	71,162

Total Loans	$7,042,311	$6,159,993	$5,391,398

The following table summarizes the activity in the Corporation’s allowance for loan losses:

	Three months ended June 30
	2004	2003
	(dollars in thousands)
Loans outstanding at end of period (net of unearned)	$7,042,311	$5,391,398

Daily average balance of loans and leases	$6,946,626	$5,384,692

Balance at beginning of period	$78,271	$71,786
Loans charged-off:
Commercial, financial and agricultural	511	1,127
Real estate	260	659
Consumer	808	1,109
Leasing and other	48	67

Total loans charged-off	1,627	2,962

Recoveries of loans previously charged-off:
Commercial, financial and agricultural	575	224
Real estate	172	156
Consumer	412	509
Leasing and other	24	37

Total recoveries	1,183	926

Net loans charged-off	444	2,036

Provision for loan losses	800	2,490

Allowance purchased (Resource)	7,912	—

Balance at end of period	$86,539	$72,240

Net charge-offs to average loans (annualized)	0.03%	0.15%

Allowance for loan losses to loans outstanding	1.23%	1.34%

The following table summarizes the Corporation’s non-performing assets as of the indicated dates:

	June 30 2004	Dec 31 2003	June 30 2003
	(dollars in thousands)
Non-accrual loans	$21,961	$22,422	$26,811
Loans 90 days past due and accruing	9,314	9,609	11,266
Other real estate owned (OREO)	1,119	585	808

Total non-performing assets	$32,394	32,616	38,885

Non-accrual loans/Total loans	0.31%	0.36%	0.50%
Non-performing assets/Total assets	0.31%	0.33%	0.45%
Allowance/Non-performing loans	277%	243%	190%

The provision for loan losses for the second quarter of 2004 totaled $800,000, a decrease of $1.7 million, or 67.9%, from the same period in 2003. Net charge-offs totaled $444,000, or 0.03% of average loans on an annualized basis, during the second quarter of 2004, a $1.6 million improvement over $2.0 million, or 0.15%, in net charge-offs for the second quarter of 2003. Non-performing assets decreased to $32.4 million, or 0.31% of total assets, at June 30, 2004, from $38.9 million, or 0.45% of total assets, at June 30, 2003.

The acquisition of Resource in April 2004 increased the allowance balance by $7.9 million. Management believes that the allowance balance of $86.5 million at June 30, 2004 is sufficient to cover losses inherent in the loan portfolio on that date and is appropriate based on applicable accounting standards.

Other Income

The following table details the components of other income:

	Three months ended June 30		Increase (decrease)
	2004	2003	$	%
	(in thousands)
Investment management and trust services	$8,637	$8,809	$(172)	-2.0%
Service charges on deposit accounts	9,929	9,502	427	4.5%
Other service charges and fees	4,970	4,708	262	5.6%
Mortgage banking income	6,417	5,841	576	9.9%
Investment securities gains	5,349	4,809	540	11.2%
Other	1,721	865	856	99.0%

Total	$37,023	$34,534	$2,489	7.2%

Other income for the quarter ended June 30, 2004 was $37.0 million, an increase of $2.5 million, or 7.2%, over the comparable period in 2003. Excluding investment securities gains, which increased from $4.8 million in 2003 to $5.3 million in 2004, other income increased $1.9 million, or 6.6%. The net increase in other income resulted from the Resource acquisition, which added $4.9 million to the total. This was offset by an internal decrease of $2.4 million, mainly in mortgage banking income.

Mortgage banking income increased $576,000, or 9.9%, with $3.9 million added by Resource, offset by a $3.3 million decrease in the Corporation’s existing mortgage banking business as a result of a significant increase in interest rates. The national monthly average interest rate for fixed rate mortgage loans increased from 5.24% at the end of June 2003 to 6.25% at the end of June 2004.

Service charges on deposits increased $427,000, or 4.5%, primarily due to the increase in demand and savings accounts. Other income increased $856,000, mainly due to title insurance fees added by Resource and increased earnings on the Corporation’s life insurance investments.

Investment securities gains increased $540,000, or 11.2%. Investment securities gains during the second quarter of 2004 consisted of realized gains of $3.3 million on the sale of equity securities and $2.0 million on the sale of available for sale debt securities. Investment securities gains during the second quarter of 2003 consisted of realized gains of $4.8 million on the sale of equity securities.

Other Expenses

The following table details the components of other expenses:

	Three months ended June 30		Increase
	2004	2003	$	%
	(in thousands)
Salaries and employee benefits	$42,195	$34,494	$7,701	22.3%
Net occupancy expense	5,859	4,807	1,052	21.9%
Equipment expense	2,749	2,588	161	6.2%
Data processing	2,868	2,776	92	3.3%
Advertising	1,914	1,787	127	7.1%
Intangible amortization	1,356	360	996	276.7%
Other	13,957	11,253	2,704	24.0%

Total	$70,898	$58,065	$12,833	22.1%

Total other expenses for the second quarter of 2004 were $70.9 million, representing an increase of $12.8 million, or 22.1%, from 2003. Approximately $10.6 million of the increase was due to the Premier and Resource acquisitions. The remaining $2.2 million, or 3.8%, increase was due primarily to normal increases in salaries and to the continuing increase in the cost of health insurance.

Salaries and employee benefits increased $7.7 million, or 22.3%, in comparison to the second quarter of 2003. The salary expense component increased $5.8 million, or 20.4%, with approximately $4.9 million of the increase due to the Premier and Resource acquisitions. The remaining $900,000 was driven by normal salary increases for existing employees. The employee benefits component of the expense increased $1.9 million, or 30.8%, with Premier and Resource adding approximately $870,000. The remaining increase resulted from a $1.1 million increase in health insurance costs.

Net occupancy expense increased $1.1 million, or 21.9%, over the second quarter of 2003 with Premier and Resource adding approximately $900,000. Equipment expense increased $161,000, or 6.2%, due to a $486,000 increase from the acquisitions offset by a reduction in depreciation expense as certain equipment became fully depreciated during 2003. The 3.3% increase in data processing expense resulted from a $294,000 increase from the acquisitions, offset by a decrease of $203,000, or 7.3%, due to favorable renegotiations of certain contracts for data processing services.

Advertising expense increased $127,000, or 7.1%, with $319,000 added by Premier and Resource, offset by a $192,000 decrease due to the timing of promotional campaigns and expenditures. Intangible amortization expense increased $996,000, or 276.7%, with $408,000 due to the Premier and Resource acquisitions. The remaining increase was primarily due to the purchase of the agriculture loans in December 2003. Other expense increased $2.7 million, or 24.0%, to $14.0 million, almost entirely due to the Premier and Resource acquisitions.

Income Taxes

Income tax expense for the second quarter of 2004 was $16.2 million, a $1.9 million, or 13.2%, increase from $14.3 million in 2003. The Corporation’s effective tax rate was approximately 29.9% in 2004, compared to 29.5% in 2003. The effective rate is lower than the federal statutory rate of 35% due mainly to investments in tax-free municipal securities and federal tax credits from investments in low and moderate income housing partnerships.

Six months ended June 30, 2004 versus six months ended June 30, 2003

Fulton Financial Corporation’s net income for the first six months of 2004 increased $5.6 million, or 8.2%, in comparison to net income for the first six months of 2003. Diluted net income per share increased $0.01, or 1.6%, to $0.62, compared to $0.61 for the same period in 2003. Net income for the first six months of 2004 of $73.7 million represented an annualized return on average assets of 1.46% and an annualized return on average equity of 14.45%. The annualized return on tangible equity, which is net income divided by average shareholder’s equity, excluding average intangible assets, was 17.89%.

The increase in net income compared to the first six months of 2003 resulted from a $21.7 million increase in net interest income, a $4.1 million increase in investment securities gains and a $2.8 million decrease in loan loss provision, offset by a $1.1 million decrease in other income, a $19.4 million increase in expenses and a $2.5 million increase in income taxes.

Net Interest Income

Net interest income increased $21.7 million, from $150.0 million in 2003 to $171.7 million in 2004. This increase was due primarily to average balance growth, with total average earning assets increasing $1.6 billion, or 20.6%, and was offset by the impact of the low interest rate environment. The Corporation’s average prime lending rate decreased from 4.25% in the first six months of 2003 to 4.00% in the first six months of 2004 as a result of FRB actions. This reduction in an already low interest rate environment negatively impacted the Corporation’s net interest margin as average yields on earning-assets decreased further than the average cost of deposits.

The average yield on earning assets decreased 57 basis points (a 10.1 % decline) during the period while the cost of interest-bearing liabilities decreased 49 basis points (a 22.6% decline). This resulted in a 23 basis point decrease in net interest margin compared to the same period in 2003. The Corporation continues to manage its asset/liability position and interest rate risk through the methods discussed in the “Market Risk” section of Management’s Discussion.

The following table provides a comparative average balance sheet and net interest income analysis for the first six months of 2004 as compared to the same period in 2003 (dollars in thousands):

	Six months ended June 30, 2004			Six months ended June 30, 2003
	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
ASSETS
Interest-earning assets:
Loans and leases	$6,567,307	$185,325	5.67%	$5,365,939	$169,653	6.38%
Taxable investment securities	2,351,126	41,388	3.54%	2,002,056	39,124	3.94%
Tax-exempt investment securitites	274,517	5,073	3.72%	246,526	5,046	4.13%
Equity securities	134,540	1,944	2.91%	130,825	2,301	3.55%

Total investment securities	2,760,183	48,405	3.53%	2,379,407	46,471	3.94%
Short-term investments	70,664	2,230	6.35%	47,720	1,226	5.18%

Total interest-earning assets	9,398,154	235,960	5.05%	7,793,066	217,350	5.62%
Noninterest-earning assets:
Cash and due from banks	316,721			268,164
Premises and equipment	126,083			122,589
Other assets	381,827			241,731
Less: Allowance for loan losses	(82,766)			(72,879)

Total Assets	$10,140,019			$8,352,671

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$1,315,716	$2,989	0.46%	$1,067,839	$3,119	0.59%
Savings deposits	1,808,639	5,143	0.57%	1,566,393	5,623	0.72%
Time deposits	2,636,657	34,563	2.64%	2,486,483	40,965	3.32%

Total interest-bearing deposits	5,761,012	42,695	1.49%	5,120,715	49,707	1.96%
Short-term borrowings	1,313,970	6,462	0.99%	603,838	3,445	1.15%
Long-term debt	613,439	15,130	4.96%	540,659	14,190	5.29%

Total interest-bearing liabilities	7,688,421	64,287	1.68%	6,265,212	67,342	2.17%
Noninterest-bearing liabilities:
Demand deposits	1,322,155			1,126,432
Other	103,785			96,036

Total Liabilities	9,114,361			7,487,680
Shareholders’ equity	1,025,658			864,991

Total Liabilities and Shareholders’ Equity	$10,140,019			$8,352,671

Net interest income		$171,673			$150,008

Net interest margin (FTE)			3.76%			3.99%

(1)	Yields on tax-exempt securities are not fully taxable equivalent (FTE).

The following table summarizes the changes in interest income and expense due to changes in average balances (volume) and changes in rates:

	2004 vs. 2003 Increase (decrease) due To change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans and leases	$38,462	$(22,790)	$15,672
Taxable investment securities	6,920	(4,656)	2,264
Tax-exempt investment securities	583	(556)	27
Equity securities	67	(424)	(357)
Short-term investments	593	411	1,004

Total interest-earning assets	$46,625	$(28,015)	$18,610

Interest expense on:
Demand deposits	$732	$(862)	$(130)
Savings deposits	881	(1,361)	(480)
Time deposits	2,516	(8,918)	(6,402)
Short-term borrowings	4,075	(1,058)	3,017
Long-term debt	1,945	(1,005)	940

Total interest-bearing liabilities	$10,149	$(13,204)	$(3,055)

Interest income increased $18.6 million, or 8.6%, mainly due to the Premier and Resource acquisitions, which added $24.0 million of interest income. Total average earning assets increased $1.6 billion, or 20.6%, resulting in a $46.6 million, increase in interest income. Approximately $961.6 million of the increase in average earning assets was the result of Premier and Resource. The increase in interest income attributable to growth in average interest-earning assets was partially offset by the 57 basis point decrease in average yields on earning assets, which accounted for a $28.0 million decline in interest income.

Average interest-earning assets increased in both the loan and investment categories. The Corporation’s average loan portfolio increased $1.2 billion, or 22.4%, with approximately $623 million of the increase due to Premier and Resource.

The following summarizes the growth in average loans by category:

	Six months ended June 30		Increase (decrease)
	2004	2003	$	%
	(dollars in thousands)
Commercial - industrial and financial	$1,691,552	$1,515,492	$176,060	11.6%
Commercial - agricultural	340,386	190,876	149,510	78.3%
Real estate - commercial mortgage	2,115,053	1,568,848	546,205	34.8%
Real estate - commercial construction	283,068	205,200	77,868	37.9%
Real estate - residential mortgage	480,601	518,700	(38,099)	(7.3)%
Real estate - residential construction	142,258	44,188	98,070	221.9%
Real estate - home equity	928,917	716,477	212,440	29.7%
Consumer	515,086	531,296	(16,210)	(3.1)%
Leasing and other	70,386	74,862	(4,476)	(6.0)%

Total	$6,567,307	$5,365,939	$1,201,368	22.4%

Loan growth was particularly strong in the commercial and commercial mortgage categories. Even factoring out the loans added by the Premier and Resource acquisitions and the agricultural loan portfolio purchase, these categories grew in excess of 8.0%. Residential mortgage and construction loans also increased $60.0 million, or 10.7%, primarily due to $133.3 million added by Resource, offset by a reduction of $73.3 million in average loans due to the refinance activity that occurred over the past year. The Corporation generally sells newly originated fixed rate mortgages in the secondary market to promote liquidity and manage interest rate risk. Home equity loans increased significantly due to promotional efforts and customers using home equity loans as a cost-effective refinance alternative. Other loans (including consumer, leasing and other) decreased, reflecting customer’s repayment of these loans with tax-advantaged residential mortgage or home equity loans.

The average yield on loans during the first six months of 2004 was 5.67%, a 71 basis point, or 11.1%, decline from 2003. This reflects the 25 basis point reduction in the Corporation’s average prime lending rate, as well as higher than normal prepayments received on fixed rate commercial and commercial mortgage loans.

Average investment securities increased $380.8 million, or 16.0%, mainly due to the balances added by the Premier and Resource acquisitions. The average yield on investment securities declined 41 basis points from 3.94% in 2003 to 3.53% in 2004. This 10.4% decrease was due to both the relatively short maturity of the portfolio as well as prepayments experienced on mortgage-backed securities.

Interest expense decreased $3.1 million, or 4.6%, to $64.3 million in 2004 from $67.3 million in 2003. Interest expense increased $10.1 million due to an increase in average balances, with Premier and Resource adding approximately $7.1 million to this volume-related increase. Interest expense decreased $13.2 million, mainly as a result of a 49 basis point decrease in the cost of total interest-bearing liabilities. The cost of interest-bearing deposits declined 24.0%, from 1.96% in 2003 to 1.49% in 2004. This reduction was due to both the impact of declining short-term interest rates and the continuing shift in the composition of deposits from higher-rate time deposits to lower-rate demand and savings deposits. Customers continued to exhibit an unwillingness to invest in certificates of deposit at the rates available, instead keeping their funds in demand and savings products.

The following table summarizes the growth in average deposits by category:

	Six months ended June 30		Increase
	2004	2003	$	%
	(dollars in thousands)
Noninterest-bearing demand	$1,322,155	$1,126,432	$195,723	17.4%
Interest-bearing demand	1,315,716	1,067,839	247,877	23.2%
Savings and money market	1,808,639	1,566,393	242,246	15.5%
Time deposits	2,636,657	2,486,483	150,174	6.0%

Total	$7,083,167	$6,247,147	$836,020	13.4%

The acquisitions of Premier and Resource added $709.4 million to the total average balance of deposits in 2004. If those balances were factored out, the deposit categories would show the following increases (decreases) – non-interest-bearing demand, 12.5%, interest bearing demand, 10.4%, savings and money market, 8.8%, and time deposits, (10.6)%.

Other borrowings increased significantly from 2003. Average short-term borrowings increased $710.1 million, or 117.6%, to $1.3 billion in 2004, while average long-term debt increased $72.8 million, or 13.5%, to $613.4 million in 2004. Approximately $127.6 million of the increase in short-term borrowings resulted from the Premier and Resource acquisitions, with the remaining increase due to certain limited strategies to manage the Corporation’s gap position and to take advantage of low wholesale funding rates. In addition, customer cash management accounts, which are included in short-term borrowings, grew $83.5 million, or 27.4%, to reach $388.9 million in 2004. Average long-term debt increased mainly as a result of the acquisitions of Premier and Resource, which added $80.6 million to the total average balance.

Provision and Allowance for Loan Losses

The following table summarizes the activity in the Corporation’s allowance for loan losses:

	Six months ended June 30
	2004	2003
	(dollars in thousands)
Loans outstanding at end of period (net of unearned)	$7,042,311	$5,391,398

Daily average balance of loans and leases	$6,567,307	$5,365,939

Balance at beginning of period	$77,700	$71,920
Loans charged-off:
Commercial, financial and agricultural	2,212	2,936
Real estate	327	1,303
Consumer	1,595	2,445
Leasing and other	181	227

Total loans charged-off	4,315	6,911

Recoveries of loans previously charged-off:
Commercial, financial and agricultural	1,483	534
Real estate	251	371
Consumer	911	952
Leasing and other	57	49

Total recoveries	2,702	1,906

Net loans charged-off	1,613	5,005
Provision for loan losses	2,540	5,325
Allowance purchased (Resource)	7,912	—

Balance at end of period	$86,539	$72,240

Net charge-offs to average loans (annualized)	0.05%	0.19%

Allowance for loan losses to loans outstanding	1.23%	1.34%

The provision for loan losses for the first six months of 2004 totaled $2.5 million, a decrease of $2.8 million, or 52.3%, from the same period in 2003. Net charge-offs totaled $1.6 million, or 0.05% of average loans on an annualized basis, during the first six months of 2004, a $3.4 million improvement over the $5.0 million, or 0.19%, in net charge-offs for the same period in 2003. Non-performing assets decreased to $32.4 million, or 0.31% of total assets, at June 30, 2004, from $38.9 million, or 0.45% of total assets, at June 30, 2003.

The acquisition of Resource in April 2004 increased the allowance balance by $7.9 million. Management believes that the allowance balance of $86.5 million at June 30, 2004 is sufficient to cover losses inherent in the loan portfolio on that date and is appropriate based on applicable accounting standards.

Other Income

The following table details the components of other income:

	Six months ended June 30		Increase (decrease)
	2004	2003	$	%
	(in thousands)
Investment management and trust services	$17,282	$17,152	$130	0.8%
Service charges on deposit accounts	19,434	18,718	716	3.8%
Other service charges and fees	9,996	9,294	702	7.6%
Mortgage banking income	8,473	11,792	(3,319)	-28.1%
Investment securities gains	11,177	7,038	4,139	58.8%
Other	2,904	2,205	699	31.7%

Total	$69,266	$66,199	$3,067	4.6%

Other income for the six months ended June 30, 2004 was $69.3 million, an increase of $3.1 million, or 4.6%, over the comparable period in 2003. Excluding investment securities gains, which increased from $7.0 million in 2003 to $11.2 million in 2004, other income decreased $1.1 million, or 1.8%. Premier and Resource added $5.5 million to other income, which was offset by a decrease of $6.6 million, mainly in mortgage banking income.

Mortgage banking income decreased $3.3 million, the net of $3.9 million added by Resource and a $7.2 million decrease in the Corporation’s existing mortgage banking business as a result of a significant increase in interest rates. The national monthly average interest rate for fixed rate mortgage loans increased from 5.24% on June 30, 2003 to 6.25% at June 30 2004.

Investment securities gains increased $4.1 million, or 58.8%. Investment securities gains during the first six months of 2004 consisted of realized gains of $8.1 million on the sale of equity securities and $3.0 million on the sale of available for sale debt securities. Investment securities gains during the first six months of 2003 consisted of realized gains of $7.1 million on the sale of equity securities and $3.2 million on the sale of available for sale debt securities. The gains in 2003 were offset by $3.3 million of losses recognized for equity securities exhibiting other than temporary impairment.

Other Expenses

The following table details the components of other expenses:

	Six months ended June 30		Increase
	2004	2003	$	%
	(in thousands)
Salaries and employee benefits	$79,158	$67,814	$11,344	16.7%
Net occupancy expense	11,377	9,887	1,490	15.1%
Equipment expense	5,390	5,268	122	2.3%
Data processing	5,687	5,640	47	0.8%
Advertising	3,442	3,019	423	14.0%
Intangible amortization	2,347	719	1,628	226.4%
Other	25,974	21,600	4,374	20.3%

Total	$133,375	$113,947	$19,428	17.1%

Total other expenses for the first six months of 2004 were $133.4 million, representing an increase of $19.4 million, or 17.1%, from 2003. Approximately $13.6 million of the increase was due to the Premier and Resource acquisitions. The remaining $5.8 million was due primarily to normal increases in salaries, the continuing increase in the cost of health insurance and an increase in intangible amortization expense.

Salaries and employee benefits increased $11.3 million, or 16.7%, in comparison to the first six months of 2003. The salary expense component increased $8.1 million, or 14.6%. Approximately $6.1 million of the increase was due to the Premier and Resource acquisitions, with the remaining $2.0 million driven by normal salary increases. The employee benefits component of the expense increased $3.2 million, or 26.9%, with Premier and Resource adding approximately $1.1 million and the remaining increase resulting from rising health insurance costs.

Net occupancy expense increased $1.5 million, or 15.1%, over the first six months of 2003 with Premier and Resource adding approximately $1.2 million. Equipment expense increased $122,000, or 2.3%, due to a $597,000 increase from the acquisitions, offset by a reduction in depreciation expense as certain equipment became fully depreciated during 2003. The 0.8% increase in data processing expense resulted from a $351,000 increase from the acquisitions, offset by a decrease of $304,000 due to favorable renegotiations of certain contracts for data processing services.

Advertising expense increased $423,000, or 14.0%, almost entirely due to Premier and Resource. Intangible amortization increased $1.6 million, or 226.4%, with $835,000 of the increase attributable to amortization of intangible assets recorded in the Premier and Resource acquisitions and the remaining increase coming from the purchase of the agriculture loan portfolio in December 2003. Other expense increased $4.4 million, or 20.3%, mainly due to $3.3 million of expense added by Premier and Resource.

Income Taxes

Income tax expense for the first six months of 2004 was $31.3 million, a $2.5 million, or 8.6%, increase from $28.8 million in 2003. The Corporation’s effective tax rate was approximately 29.8% in 2004, compared to 29.7% in 2003. The effective rate is lower than the federal statutory rate of 35% due mainly to investments in tax-free municipal securities and federal tax credits from investments in low and moderate income housing partnerships.

FINANCIAL CONDITION

The changes in the Corporation’s consolidated balance sheet from December 31, 2003 to June 30, 2004 were largely due to the acquisition of Resource in April 2004. The table in Note H to the Consolidated Financial Statements summarizes the balances of Resource that were added to the Corporation on the acquisition date.

Total assets of the Corporation increased $789.1 million, or 8.1%, to $10.6 billion at June 30, 2004, compared to $9.8 billion at December 31, 2003. Investment securities decreased $438.1 million, or 15.0%. The Resource acquisition added $125.5 million, resulting in an internal decrease of $563.6 million, or 19.3%, as proceeds from maturities were generally not reinvested. Loans outstanding, net of unearned income, increased $882.3 million, or 14.3%, during the period. Approximately $619.1 million of this increase was due to the Resource acquisition. The remaining increase was due to increases in commercial loans, commercial mortgages, residential mortgages and home equity loans, offset by a decline in consumer and other loans.

Cash and due from banks increased $34.2 million, or 11.4%, during the period. Due to the nature of these accounts, daily balances can fluctuate up or down in the normal course of business. Mortgage loans held for sale increased $111.3 million, with Resource adding $92.5 million to this increase.

Deposits increased $679.2 million, or 10.1%, from December 31, 2003, with Resource adding $598.4 million to this increase. Noninterest-bearing deposits increased $152.6 million, or 12.1%, and interest-bearing deposits increased $526.6 million, or 9.6%. Time deposits increased $340.6 million, with the Resource acquisition adding $462.0 million. The remaining net decrease of $122.9 million reflects customers continued hesitation to invest in time deposits in this low interest rate environment.

Short-term borrowings, which consist mainly of Federal funds purchased, other short-term borrowings and customer cash management accounts, decreased $155.2 million, or 11.1%, during the first six months of 2004. Federal funds purchased decreased $158.9 million, or 17.0%, with Resource adding $111.2 million Long-term debt increased by $86.2 million, or 15.1%, with Resource adding $120.5 million. The resulting decreases in both short-term borrowings and long-term debt were due to proceeds from maturing investment securities being used to repay these borrowings

Capital Resources

Total shareholders’ equity increased $160.6 million, or 17.0%, during the first six months of 2004. Increases due to net income of $73.7 million, $5.6 million in stock issuances and $185.9 million from the Resource acquisition were offset by $38.0 million in unrealized losses on securities, $36.6 million in cash dividends to shareholders and $29.9 million in stock repurchases. The $38.0 million in net unrealized net losses on investment securities is attributable mainly to mortgage-backed securities. As a result of rising interest rates for mortgage loans, the estimated fair values of such investments has decreased over the past six months.

The Corporation had a stock repurchase plan that was originally approved by the Board of Directors in December 2002 and which terminated in June 2004. During the first six months of 2004, approximately 1.26 million shares were purchased under this plan. On June 15, 2004 a new stock repurchase plan was approved by the Board of Directors, which allows the corporation to repurchase up to 4.0 million shares through December 31, 2004. During June 2004, 221,000 shares were purchased under the new plan. As of June 30, 2004, there were approximately 3.8 million authorized shares remaining that could be repurchased under this program.

The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of June 30, 2004, the Corporation and each of its bank subsidiaries met the minimum requirements. In addition, the Corporation and each of its bank subsidiaries’ capital ratios exceeded the amounts required to be considered “well-capitalized” as defined in the regulations. The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements as of the dates indicated:

			Regulatory Minimum
	June 30, 2004	December 31, 2003	Capital Adequacy	Well- Capitalized
Total Capital (to Risk Weighted Assets)	12.22	12.70	8.0%	10.0%
Tier I Capital to (Risk Weighted Assets)	11.07	11.50	4.0%	6.0%
Tier I Capital (to Average Assets)	8.39	8.80	3.0%	5.0%

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

The Corporation’s sources and uses of cash were discussed in general terms in the net interest income section of Management’s Discussion. The Consolidated Statements of Cash Flows provide additional information. The Corporation generated $68.5 million in cash from operating activities during the first six months of 2004, mainly due to net income. Investing activities resulted in a net cash inflow of $244.8 million during the first six months of 2004, as sales and maturities of investment securities exceeded purchases and net loan originations. This compares to a net cash outflow of $157.9 million in 2003, when purchases of investment securities and net loan originations exceeded sales and maturities. Finally, financing activities resulted in a net outflow of $279.0 million as excess funds were used to pay down borrowings.

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

On July 12, 2004, the Parent Company entered into a borrowing arrangement with another financial institution. Under the terms of the agreement the Parent Company can borrow up to $50 million under a revolving line of credit with interest currently calculated at one-month LIBOR (London Interbank

Offering Rate) plus 0.625%. This borrowing arrangement supplements the liquidity available from subsidiaries through dividends and borrowings and provides some flexibility in Parent Company cash management.

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

Equity Market Price Risk

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s equity investments consist primarily of common stocks of publicly traded financial institutions (cost basis of approximately $71.7 million and fair value of $78.5 million at June 30, 2004). The Corporation’s financial institutions stock portfolio had gross unrealized gains of approximately $8.1 million at June 30, 2004.

Although the carrying value of equity investments accounted for less than 1.0% of the Corporation’s total assets, the unrealized gains on the portfolio represent a potential source of revenue. The Corporation has a history of periodically realizing gains from this portfolio and, if values were to decline significantly, this revenue source could be lost.

Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the companies. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation’s equity securities are classified as trading. Future cash flows from these investments are not provided in the table on page 36 as such investments do not have maturity dates.

The Corporation evaluates, based on current accounting guidance, whether any decreases in values of its equity investments constitute “other than temporary” impairment that would require a write-down through a charge to earnings. Based on the results of such evaluations, no charges were recorded during the first six months of 2004. Write-downs of $3.3 million were recorded during calendar year 2003. Subsequent to these write-downs, the values of these securities improved and $1.9 million of realized gains were recognized upon sale while those remaining in the Corporation’s portfolio have increased in value by $900,000. Additional impairment charges may be necessary depending upon the performance of the equity markets in general and the performance of individual investments held by the Corporation.

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

The following table provides information about the Corporation’s interest rate sensitive financial instruments. The table provides expected cash flows and weighted average rates for each significant interest rate sensitive financial instrument, by expected maturity period. None of the Corporation’s financial instruments are classified as trading.

	Expected Maturity Period
	<1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	>5 Years	Total	Estimated Fair Value
Fixed rate loans (1)	$709,267	$481,386	$397,359	$287,450	$168,482	$350,678	$2,394,622	$2,385,111
Average rate (2)	6.16%	6.24%	6.15%	6.09%	6.25%	6.41%	6.20%
Floating rate loans	1,416,180	503,658	415,638	344,016	287,202	1,680,995	4,647,689	4,657,393
Average rate	5.09%	5.58%	5.62%	5.69%	5.41%	5.19%	5.29%
Fixed rate investments (3)	520,240	301,820	249,569	337,602	288,242	612,671	2,310,144	2,438,737
Average rate	3.25%	3.67%	3.79%	3.92%	3.84%	4.14%	3.77%
Floating rate investments (3)	—	—	—	—	200	13,038	13,238	13,238
Average rate	—	—	—	—	5.84%	3.24%	3.28%
Other interest-earning assets	151,071	—	—	—	—	—	151,071	151,071
Average rate	5.47%	—	—	—	—	—	5.47%

Total	$2,796,758	$1,286,864	$1,062,566	$969,068	$744,126	$2,657,382	9,516,764	$9,645,550
Average rate	5.05%	5.38%	5.39%	5.19%	4.98%	5.10%	5.15%

Fixed rate deposits (4)	$1,392,239	$452,340	$340,493	$145,884	$61,974	$269,429	$2,662,359	$2,671,571
Average rate	2.27%	2.80%	3.90%	3.97%	3.97%	4.29%	2.91%
Floating rate deposits (5)	1,939,251	183,289	182,503	174,348	174,348	2,114,890	4,768,629	4,768,627
Average rate	0.75%	0.38%	0.30%	0.19%	0.19%	0.14%	0.41%
Fixed rate borrowings (6)	32,892	85,355	28,737	171,407	124,833	216,639	659,863	638,557
Average rate	3.22%	5.99%	3.72%	4.60%	4.59%	5.10%	4.83%
Floating rate borrowings (7)	1,236,545	—	—	—	—	—	1,236,545	1,236,545
Average rate	0.98%	—	—	—	—	—	0.98%

Total	$4,600,927	$720,984	$551,733	$491,639	$361,155	$2,600,958	$9,327,396	$9,315,300
Average rate	1.29%	2.56%	2.70%	2.84%	2.35%	0.98%	1.51%

Assumptions:

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments.
(2)	Average rates are shown on a fully taxable equivalent basis using an effective tax rate of 35%.
(3)	Amounts are based on contractual maturities; adjusted for expected prepayments on mortgage-backed securities and expected calls on agency and municipal securities.
(4)	Amounts are based on contractual maturities of time deposits.
(5)	Money market, Super NOW, NOW and savings accounts are placed based on history of deposit flows.
(6)	Amounts are based on contractual maturities of Federal Home Loan Bank advances, adjusted for possible calls.
(7)	Amounts are Federal Funds Purchased and securities sold under agreements to repurchase, which mature in less than 90 days.

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

Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into predetermined repricing periods. The assets and liabilities in each of these periods are summed and compared for mismatches within that maturity segment. Core deposits having noncontractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans held and for mortgage-backed securities includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative 6-month gap to plus or minus 15% of total earning assets. The cumulative 6-month gap as of June 30, 2004 was 0.95.

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

Rate Shock	Annual change in net interest income		% Change
+300bp	+$	19.2 million	+5.5%
+200bp	+$	13.5 million	+3.9%
+100bp	+$	8.6 million	+2.5%
-100bp	-$	18.2 million	-5.3%

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

Rate Shock	Change in economic value of equity		% Change
+300bp	-$	13.4 million	-1.0%
+200bp	-$	11.2 million	-0.8%
+100bp	+$	3.2 million	+0.2%
-100bp	-$	11.2 million	-0.8%

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

PART II — OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average Price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program
(4/1/04 - 4/30/04)	627,585	20.43	627,585	4,456,134
(5/1/04 - 5/31/04)	456,570	19.99	456,570	3,999,564
(6/1/04 - 6/30/04)	221,000	20.12	221,000	3,779,000

In September 2003, the Board authorized the repurchase of 5.8 million shares through June 30, 2004. For the three and six month ended June 30, 2004, 1.26 million shares and 1.08 million shares respectively, were repurchased under this plan. On June 15, 2004 a new plan was approved by the Board of Directors to repurchase up to 4.0 million shares through December 31, 2004. During June 2004, 221,000 shares were repurchased under the new plan. No stock repurchases were made outside the plans and all were made under the guidelines of Rule 10b-18 issued in November 2003 and in compliance with Regulation M.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits — The following is a list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report:

(3)	Articles of incorporation, as amended and restated, and Bylaws of Fulton Financial Corporation, as amended – Incorporated by reference from Exhibit 3 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(4)	Instruments defining the right of securities holders, including indentures:

(a)	Rights Agreement dated June 20, 1989, as amended and restated on April 27, 1999 between Fulton Financial Corporation and Fulton Bank - Incorporated by reference from Exhibit 1 of the Fulton Financial Corporation Current Report on Form 8-K dated April 27, 1999.

(10)	Material Contracts - Executive Compensation Agreements and Plans:

(a)	Severance Agreements entered into between Fulton Financial and: Rufus A. Fulton, Jr., as of April 17, 1984; R. Scott Smith, Jr., as of May 17, 1988; Richard J Ashby, Jr., as of May 17, 1988; and Charles J. Nugent, as of November 19, 1992 – Incorporated by reference from Exhibit 10(a) of the Fulton Financial Corporation Quarterly Report on Form 10-Q for quarter ended March 31, 1999.

(b)	2004 Stock Option and Compensation Plan adopted October 21, 2003 - Incorporated by reference from Exhibit C of Fulton Financial Corporation’s 2004 Proxy Statement.

(b)	Reports on Form 8-K:

1)	Form 8-K dated April 1, 2004 reporting the consummation of the Resource Bankshares Corporation acquisition.

2)	Form 8-K/A filed April 12, 2004 correcting the number of shares reported as issued and outstanding by Premier Bancorp, Inc. prior to the its acquisition by the Corporation.

3)	Form 8-K dated April 22, 2004 filing the Corporation’s press release of financial results for the quarter ended March 31, 2004.

4)	Form 8-K dated April 22, 2004 reporting a presentation made at Fulton Financial Corporation’s Annual Meeting of Shareholders, which provided an overview of the Corporation’s 2003 performance.

5)	Form 8-K dated May 6, 2004 reporting the engagement of Crowe Chizek and Company, LLC as the independent auditors of certain benefit plans of the Corporation.

6)	Form 8-K dated June 2, 2004 reporting a presentation at an investor meeting to provide an overview of the Corporation’s strategy and performance.

7)	Form 8-K dated June 15, 2004 disclosing the execution of a definitive Agreement and Plan of Merger with First Washington FinancialCorp.

8)	Form 8-K dated July 20, 2004 filing the Corporation’s press release of financial results for the quarter ended June 30, 2004

9)	Form 8-K dated July 27, 2004 reporting a presentation at an investor meeting to provide an overview of the Corporation’s strategy and performance.

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULTON FINANCIAL CORPORATION

Date: August 6, 2004	/s/ Rufus A. Fulton, Jr.
Rufus A. Fulton, Jr.
Chairman and Chief Executive Officer

Date: August 6, 2004	/s/ Charles J. Nugent
Charles J. Nugent
Senior Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibits Required Pursuant

to Item 601 of Regulation S-K

3.	Articles of incorporation, as amended and restated, and Bylaws of Fulton Financial Corporation as amended - Incorporated by reference from Exhibit 3 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

4.	Instruments defining the rights of security holders, including indentures.

(a)	Rights Agreement dated June 20, 1989, as amended and restated on April 27, 1999 between Fulton Financial Corporation and Fulton Bank - Incorporated by reference to Exhibit 1 of the Fulton Financial Corporation Current Report on Form 8-K dated April 27, 1999.

10.	Material Contracts

(a)	Severance Agreements entered into between Fulton Financial and: Rufus A. Fulton, Jr., as of April 17, 1984; R. Scott Smith, Jr., as of May 17, 1988; Charles J. Nugent, as of November 19, 1992; and Richard J Ashby, Jr., as of May 17, 1988 – Incorporated by reference from Exhibit 10 (a) of the Fulton Financial Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(b)	2004 Stock Option and Compensation Plan adopted October 21, 2003 - Incorporated by reference from Exhibit C of Fulton Financial Corporation’s 2004 Proxy Statement.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.