Form 10-Q
period 2004-09-30
FULTON FINANCIAL CORP
filed 2004-11-09
CIK 700564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004,

or

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

Common Stock, $2.50 Par Value – 120,957,000 shares outstanding as of October 29, 2004.

FULTON FINANCIAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004

I tem 1. Financial Statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except per-share data)

	September 30 2004	December 31 2003
ASSETS
Cash and due from banks	$305,695	$300,966
Interest-bearing deposits with other banks	12,566	4,559
Mortgage loans held for sale	150,452	32,761
Investment securities:
Held to maturity (Fair value: $20,093 in 2004 and $23,739 in 2003)	19,587	22,993
Available for sale	2,324,099	2,904,157
Loans, net of unearned income	7,213,162	6,159,994
Less: Allowance for loan losses	(86,827)	(77,700)

Net Loans	7,126,335	6,082,294

Premises and equipment	130,874	120,777
Accrued interest receivable	38,651	34,407
Goodwill	280,128	127,202
Other assets	180,429	137,172

Total Assets	$10,568,816	$9,767,288

LIABILITIES
Deposits:
Noninterest-bearing	$1,427,008	$1,262,214
Interest-bearing	6,033,062	5,489,569

Total Deposits	7,460,070	6,751,783

Short-term borrowings:
Federal funds purchased	662,509	933,000
Other short-term borrowings	525,955	463,711

Total Short-Term Borrowings	1,188,464	1,396,711

Accrued interest payable	27,603	24,579
Other liabilities	97,875	78,549
Federal Home Loan Bank Advances and long-term debt	666,781	568,730

Total Liabilities	9,440,793	8,820,352

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 400 million shares authorized, 128.5 million shares issued in 2004 and 119.5 million shares issued in 2003	321,256	284,480
Additional paid in capital	889,616	633,588
Retained earnings	57,106	117,373
Accumulated other comprehensive (loss) income, net	(2,072)	12,267
Treasury stock, 7.5 million shares in 2004 and 5.8 million shares in 2003	(137,883)	(100,772)

Total Shareholders’ Equity	1,128,023	946,936

Total Liabilities and Shareholders’ Equity	$10,568,816	$9,767,288

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per-share data)

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
INTEREST INCOME
Loans, including fees	$103,033	$85,159	$288,358	$254,812
Investment securities:
Taxable	18,247	16,512	59,635	55,636
Tax-exempt	2,407	2,740	7,480	7,786
Dividends	1,035	904	2,979	3,205
Other interest income	2,225	592	4,455	1,818

Total Interest Income	126,947	105,907	362,907	323,257
INTEREST EXPENSE
Deposits	22,644	22,773	65,339	72,480
Short-term borrowings	3,840	1,515	10,302	4,960
Long-term debt	7,962	7,840	23,092	22,030

Total Interest Expense	34,446	32,128	98,733	99,470

Net Interest Income	92,501	73,779	264,174	223,787
PROVISION FOR LOAN LOSSES	1,125	2,190	3,665	7,515

Net Interest Income After Provision for Loan Losses	91,376	71,589	260,509	216,272

OTHER INCOME
Investment management and trust services	8,650	8,527	25,932	25,679
Service charges on deposit accounts	10,182	9,810	29,616	28,527
Other service charges and fees	5,367	4,782	15,363	14,076
Mortgage banking income	6,092	6,100	14,565	17,892
Investment securities gains	3,336	6,990	14,513	14,028
Other	1,720	1,304	4,624	3,510

Total Other Income	35,347	37,513	104,613	103,712

OTHER EXPENSES
Salaries and employee benefits	42,464	35,516	121,622	103,330
Net occupancy expense	6,159	4,982	17,536	14,869
Equipment expense	2,705	2,618	8,095	7,886
Data processing	2,915	2,864	8,602	8,504
Advertising	1,631	1,570	5,073	4,589
Intangible amortization	1,233	622	3,580	1,341
Other	13,581	11,378	39,555	32,978

Total Other Expenses	70,688	59,550	204,063	173,497

Income Before Income Taxes	56,035	49,552	161,059	146,487
INCOME TAXES	16,915	15,170	48,229	44,000

Net Income	$39,120	$34,382	$112,830	$102,487

PER-SHARE DATA:
Net income (basic)	$0.32	$0.30	$0.95	$0.92
Net income (diluted)	0.32	0.30	0.94	0.91
Cash dividends	0.165	0.152	0.482	0.441

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Dollars in thousands, except per-share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2003	113,668,000	$284,480	$633,588	$117,373	$12,267	$(100,772)	$946,936
Comprehensive Income:
Net Income				112,830			112,830
Other - unrealized loss on securities (net of $2.6 million tax effect)					(4,906)		(4,906)
Less - reclassification adjustment for gains included in net income (net of $5.1 million tax expense)					(9,433)		(9,433)

Total comprehensive income							98,491

Stock dividend - 5%		15,278	100,247	(115,615)			(90)
Stock issued (all treasury)	926,000		(8,584)			16,742	8,158
Stock issued for acquisition of
Resource Bankshares Corporation	9,030,000	21,498	164,365				185,863
Acquisition of treasury stock	(2,621,000)					(53,853)	(53,853)
Cash dividends - $0.482 per share				(57,482)			(57,482)

Balance at September 30, 2004	121,003,000	$321,256	$889,616	$57,106	$(2,072)	$(137,883)	$1,128,023

Balance at December 31, 2002	111,470,000	$259,943	$481,028	$138,501	$34,801	$(50,531)	$863,742
Comprehensive Income:
Net Income				102,487			102,487
Other - net unrealized loss on securities (net of $11.4 million tax effect)					(21,114)		(21,114)
Less - reclassification adjustment for gains included in net income (net of $4.9 million tax expense)					(9,118)		(9,118)

Total comprehensive income							72,255

Stock dividend - 5%		12,998	79,491	(92,526)			(37)
Stock issued (all treasury)	538,000		(3,433)			8,912	5,479
Stock issued for acquisition of
Premier Bancorp, Inc.	4,847,000	12,021	79,848			(3,692)	88,177
Acquisition of treasury stock	(2,865,000)					(52,692)	(52,692)
Cash dividends - $0.441 per share				(49,448)			(49,448)

Balance at September 30, 2003	113,990,000	$284,962	$636,934	$99,014	$4,569	$(98,003)	$927,476

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)	Nine months ended September 30
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$112,830	$102,487

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,665	7,515
Depreciation and amortization of premises and equipment	9,297	9,349
Net amortization of investment security premiums	8,187	16,155
Investment securities gains	(14,513)	(14,028)
Net (increase) decrease in mortgage loans held for sale	(23,145)	18,020
Amortization of intangible assets	3,580	1,341
(Increase) decrease in accrued interest receivable	(4,244)	4,142
(Increase) decrease in other assets	(6,836)	3,552
Decrease in accrued interest payable	(151)	(3,855)
Increase (decrease) in other liabilities	4,976	(6,759)

Total adjustments	(19,184)	35,432

Net cash provided by operating activities	93,646	137,919

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	217,577	442,369
Proceeds from maturities of securities held to maturity	7,579	14,557
Proceeds from maturities of securities available for sale	643,176	1,257,386
Purchase of securities held to maturity	(4,694)	(7,331)
Purchase of securities available for sale	(174,278)	(1,877,724)
(Increase) decrease in short-term investments	(2,785)	16,293
Net increase in loans	(418,447)	(164,583)
Net cash (paid) acquired from acquisitions	(6,404)	17,222
Net purchase of premises and equipment	(9,122)	(2,745)

Net cash provided by (used in) investing activities	252,602	(304,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	267,629	340,745
Net decrease in time deposits	(157,731)	(206,456)
Decrease in long-term debt	(22,481)	(5,240)
(Decrease) increase in short-term borrowings	(328,345)	150,410
Dividends paid	(54,896)	(47,213)
Net proceeds from issuance of common stock	8,158	5,479
Acquisition of treasury stock	(53,853)	(52,692)

Net cash (used in) provided by financing activities	(341,519)	185,033

Net Increase in Cash and Due From Banks	4,729	18,396
Cash and Due From Banks at Beginning of Period	300,966	314,857

Cash and Due From Banks at End of Period	$305,695	$333,253

Supplemental Disclosures of Cash Flow Information
Cash paid during period for:
Interest	$98,884	$103,325
Income taxes	40,151	37,851

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
	(in thousands)
Weighted average shares outstanding (basic)	121,496	113,249	119,110	111,733
Impact of common stock equivalents	1,216	919	1,188	814

Weighted average shares outstanding (diluted)	122,712	114,168	120,298	112,547

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

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
	(dollars in thousands except per-share data)
Net income as reported	$39,120	$34,382	$112,830	$102,487
Stock based employee compensation expense under the fair value method, net of tax	3,111	1,634	3,243	1,758

Pro-forma net income	$36,009	$32,748	$109,587	$100,729

Net income per share (basic)	$0.32	$0.30	$0.95	$0.92
Pro-forma net income per share (basic)	0.30	0.29	0.92	0.90
Net income per share (diluted)	$0.32	$0.30	$0.94	$0.91
Pro-forma net income per share (diluted)	0.29	0.29	0.91	0.90

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

NOTE F – Employee Benefit Plans

The Corporation maintains a defined benefit pension plan (Pension Plan) for certain employees. Contributions to the Pension Plan are actuarially determined and funded annually. Pension Plan assets are invested in money markets, fixed income securities, including corporate bonds, U.S. Treasury securities and common trust funds, and equity securities, including common stocks and common stock mutual funds. The Pension Plan has been closed to new participants, but existing participants continue to accrue benefits according to the terms of the plan. The Corporation contributed $2.6 million to the Pension Plan in 2004.

The Corporation currently provides medical and life insurance benefits under a post-retirement benefits plan to certain retired full-time employees who were employees of the Corporation prior to January 1, 1998. Full-time employees may become eligible for these discretionary benefits if they reach retirement while working for the Corporation. Benefits are based on a graduated scale for years of service after attaining the age of 40.

The net periodic benefit cost for the Corporation’s Pension Plan and post-retirement benefits plan, as determined by consulting actuaries, consisted of the following components:

	Pension Plan
	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
	(in thousands)
Service cost	$577	$545	$1,730	$1,634
Interest cost	776	738	2,327	2,213
Expected return on plan assets	(750)	(658)	(2,249)	(1,973)
Net amortization and deferral	166	132	498	395

Net periodic benefit cost	$769	$757	$2,306	$2,269

	Post-Retirement Plan
	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
	(in thousands)
Service cost	$94	$70	$287	$211
Interest cost	155	112	473	335
Expected return on plan assets	(1)	(1)	(4)	(2)
Net amortization and deferral	(116)	(72)	(353)	(215)

Net periodic benefit cost	$132	$109	$403	$329

NOTE G – New Accounting Standards

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

Application of Accounting Principles to Loan Commitments: In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105 (SAB 105), “Application of Accounting Principles to Loan Commitments”. SAB 105 provides specific guidance on fair value measurement of mortgage loan commitments that are accounted for as derivatives. SAB 105 must be applied to mortgage loan commitments that are accounted for as derivatives entered into after March 31, 2004. The adoption of SAB 105 did not have a material effect on the Corporation’s consolidated financial statements.

Post-Retirement Benefits: In May 2004, the FASB issued FASB Staff Position 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). FSP 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 became effective on July 1, 2004 for the Corporation and, based on management’s review of the benefits provided under its post-retirement plans, the enactment of the act did not constitute a significant event. As such, the impact of the Act on its post-retirement plan will be recognized on the next measurement date of the plan, which is December 31, 2004. Management does not anticipate that there will be a material impact on its financial condition or results of operations as a result of adopting the provisions of FSP 106-2.

Other Than Temporary Impairment: In the second quarter of 2004, the Emerging Issues Task Force (EITF) released EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (EITF 03-01), which provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments.

In September 2004, the FASB delayed the effective date of the measurement and recognition guidance of EITF 03-01 from the third calendar quarter of 2004 to a date to be determined upon the issuance of a final FASB Staff Position. The Corporation continues to apply the measurement and recognition criteria of existing authoritative literature in evaluating its investments for other than temporary impairment. Management does not expect EITF 03-01 to have a material impact on its financial condition or results of operations.

NOTE H – Acquisitions

On June 15, 2004, the Corporation entered into a merger agreement to acquire First Washington FinancialCorp (First Washington), of Windsor, New Jersey. First Washington is a $486 million bank holding company whose primary subsidiary is First Washington State Bank, which operates sixteen community-banking offices in Mercer, Monmouth, and Ocean Counties in New Jersey.

Under the terms of the merger agreement, each of the approximately 4.2 million shares of First Washington’s common stock will be exchanged for 1.35 shares of the Corporation’s common stock. In addition, each of the options to acquire First Washington’s stock will be converted to options to purchase the Corporation’s stock. The acquisition has been approved by First Washington’s shareholders, and is subject to approval by bank regulatory authorities. The acquisition is expected to be completed on December 31, 2004. As a result of the acquisition, First Washington will be merged into the Corporation and First Washington State Bank will become a wholly owned subsidiary.

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

The total purchase price is estimated to be approximately $124.0 million, which includes the value of the Corporation’s stock to be issued, First Washington’s options to be converted and certain acquisition related costs. The net assets of First Washington as of September 30, 2004 were $37.0 million and accordingly, the purchase price exceeds the carrying value of the net assets by $87.0 million as of this date. The total purchase price will be allocated to the net assets acquired as of the merger effective date, based on fair market values at that date. The Corporation expects to record a core deposit intangible asset and goodwill as a result of the acquisition accounting.

In August 2004, the Corporation acquired Penn Business Credit, Inc. (PBC), a finance company with approximately $10 million of commercial loans located in Bala Cynwyd, PA. The Corporation paid approximately $6.1 million in cash and recorded $4.4 million in goodwill, representing the excess of the purchase price over the fair value of the net assets acquired. PBC became a wholly owned subsidiary of Fulton Bank, the Corporation’s largest subsidiary.

On April 1, 2004, the Corporation acquired all of the outstanding common stock of Resource Bankshares Corporation (Resource), an $885 million financial holding company, and its primary subsidiary, Resource Bank. The total purchase price was $195.7 million, including $185.9 million in stock issued, $7.1 million in Resource stock purchased for cash and $2.7 million of direct acquisition costs. The Corporation issued 1.54 shares of its stock for each of the 5.9 million shares of Resource outstanding on the acquisition date. The purchase price was determined based on the value of the Corporation’s stock on the date when the final terms of the acquisition were agreed to and announced.

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

The acquisition was accounted for as a purchase and the Corporation’s results of operations include Resource from the date of acquisition. The following is a summary of the preliminary purchase price allocation based on estimated fair values on the acquisition date. These preliminary amounts may be revised when final fair values are determined (in thousands):

Cash and due from banks	$11,497
Other earning assets	5,222
Mortgage loans held for sale	94,546
Investment securities available for sale	125,473
Loans, net	619,118
Premises and equipment	10,272
Core deposit intangible asset	1,450
Goodwill	146,377
Other assets	28,859

Total assets acquired	1,042,814

Deposits	598,389
Short-term borrowings	111,195
Long-term debt	120,532
Other liabilities	17,006

Total liabilities assumed	847,122

Net assets acquired	$195,692

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

The following table summarizes unaudited pro-forma information assuming the acquisitions of Resource and Premier had occurred on January 1, 2004 and 2003. This pro-forma information includes certain adjustments, including amortization related to fair value adjustments recorded in purchase accounting (in thousands, except per-share information):

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
	(dollars in thousands)
Net interest income	$92,501	$81,929	$271,519	$252,239
Other income	35,347	43,922	109,321	122,313
Net income	39,120	35,115	113,741	110,120

Per Share:
Net income (basic)	$0.32	$0.28	$0.92	$0.89
Net income (diluted)	0.32	0.28	0.91	0.87

Note I – Derivative Financial Instruments – Interest Rate Swaps

Through the acquisition of Resource, the Corporation acquired interest rate swaps, which are being used to hedge certain long term fixed rate certificate of deposit liabilities held at Resource Bank. As of September 30, 2004 Resource Bank had utilized interest rate swaps with a notional amount of $230 million as a hedge against these liabilities. The terms of the certificates of deposit and the interest rate swaps mirror each other and are committed to simultaneously. Under the terms of the swap agreements, Resource Bank is the fixed rate receiver and the floating rate payer (generally tied to the three month London Interbank Offering Rate, or LIBOR, a common index used for setting rates between financial institutions). The combination of the interest rate swaps and the issuance of the certificates of deposit generates long term floating rate funding for the Corporation. Both the interest rate swap and the certificate of deposit are recorded at fair value, with changes in fair value included in the Consolidated Statements of Income as interest expense. Risk management results indicate that the hedges were 98.5% effective as of September 30, 2004 resulting in an adjustment to interest expense to reflect hedge ineffectiveness of $39,000 for the three months ended September 2004 and $71,000 since the date of acquisition.

NOTE J – Financial Instruments With Off-Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and letters of credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Corporation’s Consolidated Balance Sheets. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the outstanding amount of those instruments.

The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	September 30
	2004	2003
	(in thousands)
Commitments to extend credit	3,308,678	2,457,668
Standby letters of credit	594,694	465,015
Commercial letters of credit	20,842	20,160

NOTE K – Reclassifications

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

RESULTS OF OPERATIONS

Overview

As a financial institution with a focus on traditional banking activities, Fulton Financial Corporation generates the majority of its revenue through net interest income, or the difference between interest income earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and maintaining or increasing the net interest margin, which is net interest income as a percentage of average interest-earning assets. The Corporation also generates revenue through fees earned on the various services and products offered to its customers and through sales of assets, such as loans or investments. Offsetting these revenue sources are provisions for credit losses on loans, other operating expenses and income taxes.

The Corporation’s net income for the third quarter of 2004 increased $4.7 million, or 13.8%, from $34.4 million in 2003 to $39.1 million in 2004. Diluted net income per share increased $0.02, or 6.7%, from $0.30 in 2003 to $0.32 in 2004. The percentage increase in net income per share was lower than the net income increase as the average number of shares outstanding increased as a result of acquisitions. The Corporation realized annualized returns on average assets of 1.48% and average equity of 14.12% during the third quarter of 2004. The annualized return on average tangible equity, which is net income divided by average shareholders’ equity, excluding intangible assets, was 19.37% for the quarter.

The increase in net income compared to the third quarter of 2003 resulted from an $18.7 million increase in net interest income, a $1.5 million increase in other income (excluding security gains) and a $1.1 million decrease in the provision for loan losses, offset by a $3.7 million decrease in security gains, an $11.1 million increase in other expenses and a $1.7 million increase in income taxes. Net interest income growth resulted from increases in average earning assets, largely due to the acquisitions of Premier Bank (Premier) in August 2003 and Resource Bank (Resource) in April 2004 (see “Acquisitions” below). The net interest margin increased 7.2% compared to the third quarter of 2003, compounding the impact of the earning asset growth.

The following summarizes some of the more significant factors that influenced the Corporation’s third quarter 2004 results.

Interest Rates – The Federal Reserve raised short-term interest rates three times since June, 2004, resulting in a 75 basis point increase in both the Federal funds rate (from 1.00% to 1.75%) and the prime lending rate, (from 4.00% to 4.75%). While interest rates, in general, remained relatively low, these increases had a positive impact on the Corporation’s net interest margin and earnings as floating rate assets immediately adjusted to higher rates. This increase in loan rates was coupled with slower repricing of deposits, increasing the net interest margin.

The relatively low deposit rate environment also had an impact on the Corporation’s deposit composition as funds from maturing time deposits continued to be deposited in core demand and savings accounts as many customers demonstrated a reluctance to lock into the relatively low rates being offered on time deposit products.

Residential mortgage rates also trended higher during 2004 than the historic lows reached during 2003. Although these increases were not as pronounced as the 75 basis point increase in short-term rates, mortgage loan refinance activity slowed, resulting in lower mortgage sale gains. In addition, the unprecedented volume of mortgage refinancing in the past three years has left a highly saturated market for this type of product.

In a rising rate environment, the Corporation expects improvements in net interest income, as discussed in the “Market Risk” section of Management’s Discussion. Increasing long-term rates, however, may continue to have a detrimental impact on mortgage loan origination volumes and related gains on sales of mortgage loans.

Earning Assets - The Corporation’s earning assets increased significantly, both as a result of acquisitions and strong internal loan growth. This growth also contributed to the increase in net interest income. With improving regional economic conditions and with the slowdown of mortgage loan refinancings, the Corporation is optimistic that internal loan growth in the short-term will continue to be positive.

Asset Quality - Asset quality refers to the underlying credit characteristics of borrowers and the likelihood that defaults on contractual payments will result in charge-offs of account balances. Asset quality is generally a function of economic conditions, but can be managed through conservative underwriting and sound collection policies and procedures.

The Corporation continues to maintain excellent asset quality, attributable to its credit culture and underwriting policies. Asset quality measures such as non-performing assets to total assets and net charge-offs to average loans improved in comparison to 2003, resulting in a lower provision for loan losses in the third quarter and first nine months of 2004. While overall asset quality has remained strong, deterioration in quality of one or several significant accounts could have a detrimental impact and result in losses that may not be foreseeable based on current information. In addition, rising interest rates could increase the total payments of borrowers and could have a negative impact on the ability of some to pay according to the terms of their loans.

Equity Markets – In recent months, the broader equity markets have leveled off from the increases they experienced in the preceding 12 months. As noted in the “Market Risk” section of Management’s Discussion, equity valuations can have an impact on the Corporation’s financial performance. In particular, bank stocks account for a significant portion of the Corporation’s equity investment portfolio. Gains on sales of these equities have been a recurring component of the Corporation’s earnings for many years, including 2004, with total gains of $3.3 million for the third quarter and $11.4 million for the first nine months of 2004. If this portfolio does not continue to perform, this component of earnings could contract.

Acquisitions - In August 2003, the Corporation acquired Premier Bancorp, Inc. (Premier), a $600 million bank holding company located in Doylestown, Pennsylvania, strengthening its presence in eastern Pennsylvania markets. In April 2004, the Corporation completed its acquisition of Resource Bankshares Corporation, (Resource), an $885 million financial holding company located in Virginia Beach, Virginia. This is the Corporation’s first acquisition in Virginia, allowing it to enter a new geographic market. Results for 2004 in comparison to 2003 were dramatically impacted by these acquisitions.

On June 14, 2004, the Corporation entered into a merger agreement to acquire First Washington FinancialCorp (First Washington), of Windsor, New Jersey. First Washington is a $486 million bank holding company whose primary subsidiary is First Washington State Bank, which operates sixteen community-banking offices in Mercer, Monmouth, and Ocean Counties in New Jersey.

Under the terms of the merger agreement, each of the approximately 4.2 million shares of First Washington’s common stock will be exchanged for 1.35 shares of the Corporation’s common stock. In addition, each of the options to acquire First Washington’s stock will be converted to options to purchase the Corporation’s stock. The acquisition had been approved by First Washington’s shareholders and is subject to approval by bank regulatory authorities. The acquisition is expected to be completed on December 31, 2004. As a result of the acquisition, First Washington will be merged into the Corporation and First Washington State Bank will become a wholly owned subsidiary.

Acquisitions have long been a supplement to the Corporation’s internal growth. These recent and pending acquisitions provide opportunities for additional growth, as they will allow the Corporation’s existing products and services to be sold in new markets. The Corporation’s acquisition strategy focuses on high growth areas with strong market demographics and targets organizations that have a comparable corporate culture, strong performance and good asset quality, among other factors. Under its “super-community” banking philosophy, acquired organizations generally retain their status as separate legal entities, unless consolidation with an existing affiliate bank is practical. Back office functions are generally consolidated to maximize efficiencies.

Merger and acquisition activity in the financial services industry has become very competitive and the prices paid for certain acquisitions have increased recently. While the Corporation has been an active acquirer, management is committed to basing its pricing on rational economic models. Management will continue to focus on generating growth in the most cost-effective manner.

Quarter ended September 30, 2004 versus quarter ended September 30, 2003

Net Interest Income

Net interest income increased $18.7 million, to $92.5 million in 2004 from $73.8 million in 2003. This increase was due to both average balance growth, with total earning assets increasing 16.2%, and an improving net interest margin. The average yield on earning assets increased 17 basis points (a 3.4% increase) over 2003 while the cost of interest-bearing liabilities decreased 15 basis points (a 7.9% decline). This resulted in a 26 basis point increase in net interest margin compared to the same period in 2003. The Corporation continues to manage its asset/liability position and interest rate risk through the methods discussed in the “Market Risk” section of Management’s Discussion.

The following table provides a comparative average balance sheet and net interest income analysis for the third quarter of 2004 as compared to the same period in 2003 (dollars in thousands):

	Three months ended September 30, 2004			Three months ended September 30, 2003
	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
ASSETS
Interest-earning assets:
Loans and leases	$7,159,211	$103,033	5.73%	$5,683,795	$85,159	5.94%
Taxable investment securities	2,037,040	18,247	3.56%	2,218,352	16,512	2.95%
Tax-exempt investment securities	262,962	2,407	3.64%	287,297	2,740	3.78%
Equity securities	138,264	1,035	2.98%	128,064	904	2.80%

Total investment securities	2,438,266	21,689	3.54%	2,633,713	20,156	3.04%
Short-term investments	126,089	2,225	7.02%	51,398	592	4.57%

Total interest-earning assets	9,723,566	126,947	5.19%	8,368,906	105,907	5.02%
Noninterest-earning assets:
Cash and due from banks	326,204			302,248
Premises and equipment	130,776			125,835
Other assets	453,196			296,300
Less: Allowance for loan losses	(87,148)			(76,746)

Total Assets	$10,546,594			$9,016,543

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$1,399,005	$1,863	0.53%	$1,213,594	$1,426	0.47%
Savings deposits	1,868,650	2,972	0.63%	1,709,803	2,468	0.57%
Time deposits	2,764,597	17,809	2.56%	2,522,767	18,879	2.97%

Total interest-bearing deposits	6,032,252	22,644	1.49%	5,446,164	22,773	1.66%
Short-term borrowings	1,208,379	3,840	1.26%	695,550	1,515	0.86%
Long-term debt	654,969	7,962	4.84%	595,466	7,840	5.22%

Total interest-bearing liabilities	7,895,600	34,446	1.74%	6,737,180	32,128	1.89%
Noninterest-bearing liabilities:
Demand deposits	1,429,259			1,258,183
Other	119,551			98,594

Total Liabilities	9,444,410			8,093,957
Shareholders’ equity	1,102,184			922,586

Total Liabilities and Shareholders’ Equity	$10,546,594			$9,016,543

Net interest income		$92,501			$73,779

Net interest margin (FTE)			3.88%			3.62%

(1)	Yields on tax-exempt securities are not fully taxable equivalent (FTE).

The following table summarizes the changes in interest income and expense due to changes in average balances (volume) and changes in rates:

	2004 vs. 2003 Increase (decrease) due To change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans and leases	$21,131	$(3,257)	$17,874
Taxable investment securities	(1,438)	3,173	1,735
Tax-exempt investment securities	(230)	(103)	(333)
Equity securities	73	58	131
Short-term investments	1,192	441	1,633

Total interest-earning assets	$20,728	$312	$21,040

Interest expense on:
Demand deposits	$231	$206	$437
Savings deposits	235	269	504
Time deposits	1,671	(2,741)	(1,070)
Short-term borrowings	1,423	902	2,325
Long-term debt	732	(610)	122

Total interest-bearing liabilities	$4,292	$(1,974)	$2,318

Interest income increased $21.0 million, or 19.9%, mainly due to the Premier and Resource acquisitions, which added approximately $14.7 million to this increase in interest income. Total interest earning assets increased $1.3 billion, or 16.2%, resulting in a $20.7 million increase in interest income. Approximately $1.0 billion of this earning asset increase was a result of the Premier and Resource acquisitions. The increase in interest income was almost entirely attributable to growth in average interest-earning assets.

Average interest-earning assets increased mainly due to an increase in loans partially offset by a decrease in investment securities. The Corporation’s average loan portfolio increased $1.5 billion, or 26.0%, with approximately $750.0 million of the increase due to the Premier and Resource acquisitions. The following summarizes the growth in average loans by category:

	Three months ended September 30		Increase (decrease)
	2004	2003	$	%
	(dollars in thousands)
Commercial - industrial and financial	$1,824,842	$1,502,673	$322,169	21.4%
Commercial - agricultural	320,544	193,465	127,079	65.7%
Real estate - commercial mortgage	2,276,774	1,803,085	473,689	26.3%
Real estate - commercial construction	318,959	243,242	75,717	31.1%
Real estate - residential mortgage	531,973	498,536	33,437	6.7%
Real estate - residential construction	258,946	48,041	210,905	439.0%
Real estate - home equity	1,027,252	789,342	237,910	30.1%
Consumer	529,479	536,961	(7,482)	(1.4%)
Leasing and other	70,442	68,450	1,992	2.9%

Total	$7,159,211	$5,683,795	$1,475,416	26.0%

Loan growth continued to be particularly strong in the commercial and commercial mortgage categories. Even factoring out the loans added by the Premier and Resource acquisitions, these categories grew in excess of 12%. The significant growth in the commercial - agricultural category reflects the purchase of a $165 million portfolio in December 2003. Residential mortgage and construction loans also increased $244.3 million, reflecting the $275.0 million added by Resource, offset by a reduction of $30.7 million in average loans due to refinance activity. The Corporation generally sells newly originated fixed rate mortgages in the secondary market to promote liquidity and manage interest rate risk. Home equity loans increased $237.9 million due to promotional efforts and customers using home equity loans as a cost-effective refinance alternative. Consumer loans decreased slightly, reflecting repayment of these loans with tax-advantaged residential mortgage or home equity loans. The Premier and Resource acquisitions did not significantly impact home equity or other loans.

The average yield on loans during the third quarter of 2004 was 5.73%, a 21 basis point, or 3.5%, decline from 2003. This reflects the impact of customers continuing to favor adjustable rate loans, which in the current interest rate environment carry a lower rate than fixed rate loans. If the recent trend of increasing rates continues however, these adjustable rates will reprice to higher rates and will contribute to an increase in interest income.

Average investment securities decreased $195.4 million, or 7.4%. Excluding the impact of the Premier and Resource acquisitions, this decrease was $332.7 million, or 13.2%. The Corporation sold approximately $220 million of securities during 2004 and did not reinvest the majority of the proceeds in order to mitigate the portfolio’s interest rate risk in anticipation of increasing rates. The average yield on investment securities increased 50 basis points from 3.04% in 2003 to 3.54% in 2004. This increase was primarily due to the disproportionately high level of prepayments on mortgage-backed securities received in 2003 and the correspondingly higher level of premium amortization. Total premium amortization was $2.3 million in 2004 compared to $6.8 million in 2003.

Interest expense increased $2.3 million, or 7.2%, to $34.4 million in the third quarter of 2004 from $32.1 million in the third quarter of 2003. Interest expense increased $4.3 million due to an increase in average balance growth, with Premier and Resource adding approximately $3.9 million to this volume-related increase. Interest expense decreased approximately $2.0 million as a result of the 15 basis point decrease in the cost of total interest-bearing liabilities. The cost of interest-bearing deposits declined 17 basis points, or 10.2%, from 1.66% in 2003 to 1.49% in 2004. This reduction was due to the decrease in the cost of time deposits, which tends to lag the general interest rate environment decreases.

The following table summarizes the growth in average deposits by category:

	Three months ended September 30		Increase
	2004	2003	$	%
	(dollars in thousands)
Noninterest-bearing demand	$1,429,259	$1,258,183	$171,076	13.6%
Interest-bearing demand	1,399,005	1,213,594	185,411	15.3%
Savings and money market	1,868,650	1,709,803	158,847	9.3%
Time deposits	2,764,597	2,522,767	241,830	9.6%

Total	$7,461,511	$6,704,347	$757,164	11.3%

The acquisitions of Premier and Resource added approximately $593.4 million to the increase in the total average balance of deposits. If those balances were factored out, the deposit categories would show the following increases (decreases) – noninterest-bearing demand, 9.6%, interest-bearing demand, 10.9%, savings and money market, 6.1%, and time deposits, (7.5)%.

Other borrowings increased significantly from 2003, with average short-term borrowings increasing $512.8 million, or 73.7%, to $1.2 billion. and average long-term debt increasing $59.5 million, or 10.0%, to $655.0 million. Approximately $241.8 million of the increase in short-term borrowings resulted from the Premier and Resource acquisitions, with the remaining increase representing the funding requirement for loan growth in excess of deposit growth. In addition, customer cash management accounts, which are included in short-term borrowings, grew $35.1 million, or 9.2%, to reach $415.6 million in 2004. The increase in average long-term debt was mainly due to the acquisitions of Premier and Resource.

Provision and Allowance for Loan Losses

The following table summarizes loans outstanding (net of unearned income) as of the dates shown:

	September 30 2004	December 31 2003	September 30 2003
	(in thousands)
Commercial - industrial and financial	$1,848,058	$1,594,451	$1,526,952
Commercial - agricultural	316,323	354,517	196,761
Real estate - commercial mortgage	2,284,755	1,992,650	1,932,735
Real estate - commercial construction	327,985	264,129	255,966
Real estate - residential mortgage	528,421	434,568	447,025
Real estate - residential construction	252,338	42,979	53,156
Real estate - home equity	1,053,333	890,044	827,303
Consumer	529,413	516,587	537,512
Leasing and other	72,536	70,069	67,378

Total Loans	$7,213,162	$6,159,994	$5,844,788

The following table summarizes the activity in the Corporation’s allowance for loan losses:

	Three months ended September 30
	2004	2003
	(dollars in thousands)
Loans outstanding at end of period (net of unearned)	$7,213,162	$5,844,788

Daily average balance of loans and leases	$7,159,211	$5,683,795

Balance at beginning of period	$86,539	$72,240
Loans charged-off:
Commercial, financial and agricultural	832	1,606
Real estate	166	131
Consumer	933	987
Leasing and other	125	130

Total loans charged-off	2,056	2,854

Recoveries of loans previously charged-off:
Commercial, financial and agricultural	548	150
Real estate	181	181
Consumer	278	461
Leasing and other	12	15

Total recoveries	1,019	807

Net loans charged-off	1,037	2,047
Provision for loan losses	1,125	2,190
Allowance purchased	200	5,474

Balance at end of period	$86,827	$77,857

Net charge-offs to average loans (annualized)	0.06%	0.14%

Allowance for loan losses to loans outstanding	1.20%	1.33%

The following table summarizes the Corporation’s non-performing assets as of the indicated dates:

	September 30 2004	December 31 2003	September 30 2003
	(dollars in thousands)
Non-accrual loans	$23,422	$22,422	$27,155
Loans 90 days past due and accruing	10,962	9,609	10,286
Other real estate owned (OREO)	1,325	585	952

Total non-performing assets	$35,709	$32,616	$38,393

Non-accrual loans/Total loans	0.32%	0.36%	0.46%
Non-performing assets/Total assets	0.34%	0.33%	0.41%
Allowance/Non-performing loans	253%	243%	208%

The provision for loan losses for the third quarter of 2004 totaled $1.1 million, a decrease of $1.1 million, or 48.6%, from the same period in 2003. Net charge-offs totaled $1.0 million, or 0.06% of average loans on an annualized basis, during the third quarter of 2004, a $1.0 million improvement over $2.0 million, or 0.14% of average loans, for the third quarter of 2003. The provision for loan losses for the three month period ended September 30, 2004 was more than adequate to cover net chargeoffs experienced during the period. Non-performing assets decreased to $35.7 million, or 0.34% of total assets, at September 30, 2004, from $38.4 million, or 0.41% of total assets, at September 30, 2003.

Management believes that the allowance balance of $86.8 million at September 30, 2004 is sufficient to cover losses inherent in the loan portfolio on that date and is appropriate based on applicable accounting standards.

Other Income

The following table details the components of other income:

	Three months ended September 30		Increase (decrease)
	2004	2003	$	%
	(dollars in thousands)
Investment management and trust services	$8,650	$8,527	$123	1.4%
Service charges on deposit accounts	10,182	9,810	372	3.8%
Other service charges and fees	5,367	4,782	585	12.2%
Mortgage banking income	6,092	6,100	(8)	(0.1)%
Investment securities gains	3,336	6,990	(3,654)	(52.3)%
Other	1,720	1,304	416	31.9%

Total	$35,347	$37,513	$(2,166)	(5.8)%

Other income for the quarter ended September 30, 2004 was $35.3 million, a decrease of $2.2 million, or 5.8%, over the comparable period in 2003. Excluding investment securities gains, which decreased from $7.0 million in 2003 to $3.3 million in 2004, other income increased $1.5 million, or 4.9%. This net increase resulted from the Resource acquisition, which added $5.2 million to other income, partially offset by an internal decrease of $3.7 million, mainly in mortgage banking income.

Mortgage banking income was virtually unchanged from the third quarter of 2003 as an increase of $4.0 million added by Resource was entirely offset by a decrease in the Corporation’s existing mortgage banking business due to a significant decrease in refinance activity.

Service charges on deposits increased $372,000, or 3.8%, primarily due to the increase in demand and savings accounts. Other service charges and fees increased $585,000, or 12.2%, mainly from increases in letter of credit fees and merchant credit card fees. Other income increased $416,000, or 31.9%, with $1.0 million increase due to the addition of Resource, partially offset by decreases in gains on sales of fixed assets and earnings on the Corporation’s life insurance investments.

Investment securities gains decreased $3.7 million, or 52.3%. Investment securities gains during the third quarter of 2004 consisted almost entirely of realized gains of $3.3 million on the sale of equity securities. Investment securities gains during the third quarter of 2003 consisted of net realized gains of $4.4 million on the sale of equity securities and $2.6 million on the sale of available for sale debt securities.

Other Expenses

The following table details the components of other expenses:

	Three months ended September 30		Increase
	2004	2003	$	%
	(dollars in thousands)
Salaries and employee benefits	$42,464	$35,516	$6,948	19.6%
Net occupancy expense	6,159	4,982	1,177	23.6%
Equipment expense	2,705	2,618	87	3.3%
Data processing	2,915	2,864	51	1.8%
Advertising	1,631	1,570	61	3.9%
Intangible amortization	1,233	622	611	98.2%
Other	13,581	11,378	2,203	19.4%

Total	$70,688	$59,550	$11,138	18.7%

Total other expenses for the third quarter of 2004 were $70.7 million, representing an increase of $11.1 million, or 18.7%, from 2003. Approximately $8.3 million of the increase was due to the Resource acquisition. The remaining $2.8 million, or 4.8%, increase was due primarily to normal increases in salaries and to the continuing increase in the cost of health insurance.

Salaries and employee benefits increased $6.9 million, or 19.6%, in comparison to the third quarter of 2003. The salary and payroll tax expense component increased $4.7 million, or 15.8%, with approximately $4.1 million of the increase due to Resource. The remaining $600,000 was driven by normal salary increases for existing employees. The employee benefits component of the expense increased $2.3 million, or 38.9%, with Resource adding approximately $700,000. The remaining increase resulted mainly from a $1.3 million increase in health insurance costs.

Net occupancy expense increased $1.2 million, or 23.6%, over the third quarter of 2003 with Resource adding approximately $700,000. The remaining increase resulted from increases in rent expense, real estate taxes and repairs and maintenance expenses. Equipment expense increased $87,000, or 3.3%, due to a $366,000 increase from the Resource acquisition offset by a reduction in depreciation expense as certain equipment became fully depreciated. The $51,000, or 1.8%, increase in data processing expense resulted from a $234,000 increase from the Resource acquisition, offset by a decrease due to favorable renegotiations of certain contracts for data processing services.

Advertising expense increased $61,000, or 3.9%, with $229,000 added by Resource, offset by a decrease due to the timing of promotional campaigns and expenditures. Intangible amortization expense increased $611,000, or 98.2%, as a result of acquisitions. Other expense increased $2.2 million, or 19.4%, to $13.6 million, mainly due to the Resource acquisition.

Income Taxes

Income tax expense for the third quarter of 2004 was $16.9 million, a $1.7 million, or 11.5%, increase from $15.2 million in 2003. The Corporation’s effective tax rate was approximately 30.2% in 2004, compared to 30.6% in 2003. The effective rate is lower than the federal statutory rate of 35% due mainly to investments in tax-free municipal securities and federal tax credits from investments in low and moderate income housing partnerships.

Nine months ended September 30, 2004 versus nine months ended September 30, 2003

Fulton Financial Corporation’s net income for the first nine months of 2004 increased $10.3 million, or 10.1%, from $102.5 million in 2003 to $112.8 million in 2004. Diluted net income per share increased $0.03, or 3.3%, to $0.94, compared to $0.91 for the same period in 2003. The Corporation realized an annualized return on average assets of 1.47% and an annualized return on average equity of 14.34%. The annualized return on average tangible equity, which is net income divided by average shareholders’ equity, excluding average intangible assets, was 18.38%.

The increase in net income compared to the first nine months of 2003 resulted from a $40.4 million increase in net interest income, a $500,000 increase in investment securities gains, a $400,000 increase in other income and a $3.9 million decrease in loan loss provision, offset by a $30.6 million increase in other expenses and a $4.2 million increase in income taxes.

Net Interest Income

Net interest income increased $40.4 million, from $223.8 million in 2003 to $264.2 million in 2004. This increase was due primarily to average balance growth, with total average earning assets increasing $1.5 billion, or 19.0%, and was offset by the impact of the changes in the interest rate environment. While the Corporation’s average prime lending rate was approximately 4.15% during both 2004 and 2003, during 2003 rates were falling compared to 2004 where rates were rising. The impact of repricing on fixed rate balances will lag the trends in the general interest rate environment.

The average yield on earning assets decreased 31 basis points (a 5.7% decline) during the period while the cost of interest-bearing liabilities decreased 37 basis points (a 17.9% decline). The percentage of total interest-bearing funding increased slightly resulting in a six basis point decrease in net interest margin compared to the same period in 2003. The Corporation continues to manage its asset/liability position and interest rate risk through the methods discussed in the “Market Risk” section of Management’s Discussion.

The following table provides a comparative average balance sheet and net interest income analysis for the first nine months of 2004 as compared to the same period in 2003 (dollars in thousands):

	Nine months ended September 30, 2004			Nine months ended September 30, 2003
	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
ASSETS
Interest-earning assets:
Loans and leases	$6,766,049	$288,358	5.69%	$5,473,055	$254,812	6.22%
Taxable investment securities	2,245,667	59,635	3.55%	2,074,940	55,636	3.58%
Tax-exempt investment securities	270,637	7,480	3.69%	260,266	7,786	4.00%
Equity securities	135,791	2,979	2.93%	129,895	3,205	3.30%

Total investment securities	2,652,095	70,094	3.53%	2,465,101	66,627	3.61%
Short-term investments	89,274	4,455	6.67%	48,977	1,818	4.96%

Total interest-earning assets	9,507,418	362,907	5.10%	7,987,133	323,257	5.41%
Noninterest-earning assets:
Cash and due from banks	319,905			279,633
Premises and equipment	127,660			123,681
Other assets	405,788			260,150
Less: Allowance for loan losses	(84,237)			(74,182)

Total Assets	$10,276,534			$8,576,415

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$1,343,681	$4,852	0.48%	$1,116,959	$4,545	0.54%
Savings deposits	1,828,788	8,115	0.59%	1,614,721	8,090	0.67%
Time deposits	2,679,615	52,372	2.61%	2,498,711	59,845	3.20%

Total interest-bearing deposits	5,852,084	65,339	1.49%	5,230,391	72,480	1.85%
Short-term borrowings	1,278,517	10,302	1.08%	634,745	4,960	1.04%
Long-term debt	627,384	23,092	4.92%	559,128	22,030	5.27%

Total interest-bearing liabilities	7,757,985	98,733	1.70%	6,424,264	99,470	2.07%
Noninterest-bearing liabilities:
Demand deposits	1,358,118			1,170,831
Other	109,078			96,920

Total Liabilities	9,225,181			7,692,015
Shareholders’ equity	1,051,353			884,400

Total Liabilities and Shareholders’ Equity	$10,276,534			$8,576,415

Net interest income		$264,174			$223,787

Net interest margin (FTE)			3.80%			3.86%

(1)	Yields on tax-exempt securities are not fully taxable equivalent (FTE).

The following table summarizes the changes in interest income and expense due to changes in average balances (volume) and changes in rates:

	2004 vs. 2003 Increase (decrease) due To change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans and leases	$56,733	$(23,187)	$33,546
Taxable investment securities	4,588	(589)	3,999
Tax-exempt investment securities	306	(612)	(306)
Equity securities	142	(368)	(226)
Short-term investments	1,861	776	2,637

Total interest-earning assets	$63,630	$(23,980)	$39,650

Interest expense on:
Demand deposits	$861	$(554)	$307
Savings deposits	1,014	(989)	25
Time deposits	4,144	(11,617)	(7,473)
Short-term borrowings	5,188	154	5,342
Long-term debt	2,594	(1,532)	1,062

Total interest-bearing liabilities	$13,801	$(14,538)	$(737)

Interest income increased $39.7 million, or 12.3%, mainly due to the Premier and Resource acquisitions, which added approximately $38.3 million to the increase in interest income. Total average earning assets increased $1.5 billion, or 19.0%, resulting in a $63.6 million increase in interest income. Approximately $915 million of the increase in average earning assets was the result of Premier and Resource. The increase in interest income attributable to growth in average interest-earning assets was partially offset by the 31 basis point decrease in average yields on earning assets, which accounted for a $24.0 million decline in interest income.

Average interest-earning assets increased in both the loan and investment categories. The Corporation’s average loan portfolio increased $1.3 billion, or 23.6%, with approximately $665.1 million of the increase due to the Premier and Resource acquisitions.

The following summarizes the growth in average loans by category:

	Nine months ended September 30		Increase (decrease)
	2004	2003	$	%
	(dollars in thousands)
Commercial - industrial and financial	$1,736,307	$1,511,172	$225,135	14.9%
Commercial - agricultural	333,724	191,749	141,975	74.0%
Real estate - commercial mortgage	2,169,353	1,647,785	521,568	31.7%
Real estate - commercial construction	295,119	218,020	77,099	35.4%
Real estate - residential mortgage	497,850	511,905	(14,055)	(2.7)%
Real estate - residential construction	181,438	45,486	135,952	298.9%
Real estate - home equity	961,935	741,032	220,903	29.8%
Consumer	519,919	533,205	(13,286)	(2.5)%
Leasing and other	70,404	72,701	(2,297)	(3.2)%

Total	$6,766,049	$5,473,055	$1,292,994	23.6%

Loan growth was particularly strong in the commercial and commercial mortgage categories. Even factoring out the loans added by the Premier and Resource acquisitions, these categories grew in excess of 10%. The significant growth in the commercial - agricultural category reflects the purchase of a portfolio in December 2003. Residential mortgage and construction loans also increased $121.9 million, or 21.9%, primarily due to $180.9 million added by Resource, offset by a reduction of $59.0 million in average loans due to the refinance activity that occurred over the past year. The Corporation generally sells newly originated fixed rate mortgages in the secondary market to promote liquidity and manage interest rate risk. Home equity loans increased significantly due to promotional efforts and customers using home equity loans as a cost-effective refinance alternative. Consumer, leasing and other loans decreased slightly, reflecting repayment of these loans with tax-advantaged residential mortgage or home equity loans.

The average yield on loans during the first nine months of 2004 was 5.69%, a 53 basis point, or 8.5%, decline from 2003. Much of the recent loan growth has been experienced in the floating rate categories, which tend to carry lower interest rates than fixed-rate products.

Average investment securities increased $187.0 million, or 7.6%, mainly due to the balances added by the Premier and Resource acquisitions. The average yield on investment securities declined slightly from 3.61% in 2003 to 3.53% in 2004.

Interest expense decreased $737,000, or 0.7%, to $98.7 million in 2004 from $99.5 million in 2003. Interest expense increased $13.8 million due to an increase in average balances, with Premier and Resource adding approximately $10.2 million to this volume-related increase. Interest expense decreased $14.5 million, mainly as a result of a 37 basis point decrease in the cost of total interest-bearing liabilities. The cost of interest-bearing deposits declined 19.5%, from 1.85% in 2003 to 1.49% in 2004. This reduction was due to both the impact of the interest rate environment as well as the continuing shift in the composition of deposits from higher-rate time deposits to lower-rate demand and savings deposits. Customers continued to exhibit an unwillingness to invest in certificates of deposit at the rates available, instead keeping their funds in demand and savings products.

The following table summarizes the growth in average deposits by category:

	Nine months ended September 30		Increase
	2004	2003	$	%
	(dollars in thousands)
Noninterest-bearing demand	$1,358,118	$1,170,831	$187,287	16.0%
Interest-bearing demand	1,343,681	1,116,959	226,722	20.3%
Savings and money market	1,828,788	1,614,721	214,067	13.3%
Time deposits	2,679,615	2,498,711	180,904	7.2%

Total	$7,210,202	$6,401,222	$808,980	12.6%

The acquisitions of Premier and Resource added $615.0 million to the increase in the total average balance of deposits in 2004. If those balances were factored out, the deposit categories would show the following increases (decreases) – non-interest-bearing demand, 11.7%, interest bearing demand, 12.1%, savings and money market, 8.5%, and time deposits, (8.5)%.

Other borrowings increased significantly from 2003. Average short-term borrowings increased $643.8 million, or 101.4%, to $1.3 billion in 2004, while average long-term debt increased $68.3 million, or 12.2%, to $627.4 million in 2004. Approximately $164.6 million of the increase in short-term borrowings resulted from the Premier and Resource acquisitions, with the remaining increase required to fund loan growth in excess of deposit growth. In addition, customer cash management accounts, which are included in short-term borrowings, grew $67.2 million, or 20.3%, to reach $397.9 million in 2004. Average long-term debt increased mainly as a result of the acquisitions of Premier and Resource, which added $81.8 million to the increase.

Provision and Allowance for Loan Losses

The following table summarizes the activity in the Corporation’s allowance for loan losses:

	Nine months ended September 30
	2004	2003
	(dollars in thousands)
Loans outstanding at end of period (net of unearned)	$7,213,162	$5,844,788

Daily average balance of loans and leases	$6,766,049	$5,473,055

Balance at beginning of period	$77,700	$71,920
Loans charged-off:
Commercial, financial and agricultural	2,321	4,542
Real estate	1,134	1,434
Consumer	2,528	3,432
Leasing and other	306	357

Total loans charged-off	6,289	9,765

Recoveries of loans previously charged-off:
Commercial, financial and agricultural	1,640	684
Real estate	741	552
Consumer	1,189	1,413
Leasing and other	69	64

Total recoveries	3,639	2,713

Net loans charged-off	2,650	7,052
Provision for loan losses	3,665	7,515
Allowance purchased	8,112	5,474

Balance at end of period	$86,827	$77,857

Net charge-offs to average loans (annualized)	0.05%	0.17%

Allowance for loan losses to loans outstanding	1.20%	1.33%

The provision for loan losses for the first nine months of 2004 totaled $3.7 million, a decrease of $3.9 million, or 51.2%, from the same period in 2003. Net charge-offs totaled $2.7 million, or 0.05% of average loans on an annualized basis, during the first nine months of 2004, a $4.4 million improvement over $7.1 million, or 0.17% of average loans, for the same period in 2003. The provision for loan losses for the nine month period ended September 30, 2004 was more than adequate to cover net chargeoffs experienced during the period. Non-performing assets decreased to $35.7 million, or 0.34% of total assets, at September 30, 2004, from $38.4 million, or 0.41% of total assets, at September 30, 2003.

The acquisition of Resource in April 2004 increased the allowance balance by $7.9 million. Management believes that the allowance balance of $86.8 million at September 30, 2004 is sufficient to cover losses inherent in the loan portfolio on that date and is appropriate based on applicable accounting standards.

Other Income

The following table details the components of other income:

	Nine months ended September 30		Increase (decrease)
	2004	2003	$	%
	(dollars in thousands)
Investment management and trust services	$25,932	$25,679	$253	1.0%
Service charges on deposit accounts	29,616	28,527	1,089	3.8%
Other service charges and fees	15,363	14,076	1,287	9.1%
Mortgage banking income	14,565	17,892	(3,327)	(18.6)%
Investment securities gains	14,513	14,028	485	3.5%
Other	4,624	3,510	1,114	31.7%

Total	$104,613	$103,712	$901	0.9%

Other income for the nine months ended September 30, 2004 was $104.6 million, an increase of $901,000, or 0.9%, over the comparable period in 2003. Excluding investment securities gains, which increased from $14.0 million in 2003 to $14.5 million in 2004, other income increased $416,000. The Resource acquisition, which added $10.1 million to other income, was offset by an internal decrease of $9.7 million, mainly in mortgage banking income.

Mortgage banking income decreased $3.3 million, the net of $7.8 million added by Resource and an $11.1 million decrease in the Corporations’ existing mortgage banking business. This decrease resulted from a significant reduction in the demand for mortgage refinancing. During the past three years (including the nine month period ended September 30, 2003) unprecedented volumes of mortgage refinances resulted from historically low interest rates, leaving a heavily saturated market for this type of product.

Service charges on deposits increased $1.1 million, or 3.8%, primarily due to the increase in demand and savings accounts. Other service charges and fees increased $1.3 million, or 9.1%, mainly due to increases in letter of credit fees, merchant credit card fees and certain branch fees. Other income increased $1.1million, or 31.7%, with $1.8 million contributed by Resource. The resulting decrease was due mainly to gains on sales of fixed assets that occurred in 2003.

Investment securities gains increased $485,000, or 3.5%. Investment securities gains during the first nine months of 2004 consisted of net realized gains of $11.4 million on the sale of equity securities and $3.1 million on the sale of available for sale debt securities. Investment securities gains during the first nine months of 2003 consisted of net realized gains of $8.3 million on the sale of equity securities and $5.7 million on the sale of available for sale debt securities. Included in net gains in 2003 were $3.3 million of losses recognized for equity securities exhibiting other than temporary impairment.

Other Expenses

The following table details the components of other expenses:

	Nine months ended September 30		Increase
	2004	2003	$	%
	(dollars in thousands)
Salaries and employee benefits	$121,622	$103,330	$18,292	17.7%
Net occupancy expense	17,536	14,869	2,667	17.9%
Equipment expense	8,095	7,886	209	2.7%
Data processing	8,602	8,504	98	1.2%
Advertising	5,073	4,589	484	10.5%
Intangible amortization	3,580	1,341	2,239	167.0%
Other	39,555	32,978	6,577	19.9%

Total	$204,063	$173,497	$30,566	17.6%

Total other expenses for the first nine months of 2004 were $204.1 million, representing an increase of $30.6 million, or 17.6%, from 2003. Approximately $22.7 million of the increase was due to the Premier and Resource acquisitions. The remaining $7.9 million was due primarily to normal increases in salaries, the continuing increase in the cost of health insurance and an increase in intangible amortization expense.

Salaries and employee benefits increased $18.3 million, or 17.7%, in comparison to the first nine months of 2003. The salary and payroll tax expense component increased $12.8 million, or 15.0%. Approximately $10.2 million of the increase was due to the Premier and Resource acquisitions, with the remaining $2.6 million driven by normal salary increases. The employee benefits component of the expense increased $5.5 million, or 30.8%, with Premier and Resource adding approximately $1.9 million and the remaining increase resulting from rising health insurance costs and other benefit related expenses.

Net occupancy expense increased $2.7 million, or 17.9%, over the first nine months of 2003, with Premier and Resource adding approximately $1.9 million, while the remaining increase resulted from growth in the Corporations’ branch network. Equipment expense increased $209,000, or 2.7%, due to a $942,000 increase from the acquisitions, offset by a $747,000 reduction in depreciation expense as certain equipment became fully depreciated. The 0.8%, or $98,000, increase in data processing expense resulted from a $530,000 increase from the acquisitions, partially offset by decreases due to favorable renegotiations of certain contracts for data processing services.

Advertising expense increased $484,000, or 10.5%, almost entirely due to Premier and Resource. Intangible amortization increased $2.2 million, or 167.0%, as result of the acquisitions. Other expense increased $6.6 million, or 19.9%, partially due to $3.5 million of expense added by Resource and $2.2 million added by Premier.

Income Taxes

Income tax expense for the first nine months of 2004 was $48.2 million, a $4.2 million, or 9.6%, increase from $44.0 million in 2003. The Corporation’s effective tax rate was approximately 29.9% in 2004, compared to 30.0% in 2003. The effective rate is lower than the federal statutory rate of 35% due mainly to investments in tax-free municipal securities and federal tax credits from investments in low and moderate income housing partnerships.

FINANCIAL CONDITION

The changes in the Corporation’s consolidated balance sheet from December 31, 2003 to September 30, 2004 were largely due to the acquisition of Resource in April 2004. The table in Note H to the Consolidated Financial Statements summarizes the balances of Resource that were added to the Corporation on the acquisition date.

Total assets of the Corporation increased $801.5 million, or 8.2%, to $10.6 billion at September 30, 2004, compared to $9.8 billion at December 31, 2003. Included in total assets as of September 30, 2004 was $1.1 million due to the acquisition of Resource. Investment securities decreased $583.5 million, or 19.9%. The Resource acquisition added $118.3 million, resulting in a net decrease of $701.8 million, or 24.0%, as proceeds from maturities were generally not reinvested and approximately $220 million of investments were sold for asset-liability management purposes. Loans outstanding, net of unearned income, increased $1.1 billion, or 17.1%, during the period. Approximately $683.4 million of this increase was due to the Resource acquisition. The remaining increase was due to increases in commercial loans, commercial mortgages, residential mortgages and home equity loans.

Cash and due from banks increased $4.7 million, or 1.6%, during the period. Due to the nature of these accounts, daily balances can fluctuate up or down in the normal course of business. Mortgage loans held for sale increased $117.7 million, with Resource adding $109.1 million to this increase.

Deposits increased $708.3 million, or 10.5%, from December 31, 2003, with Resource adding $570.6 million to this increase. Noninterest-bearing deposits increased $164.8 million, or 13.1%, interest-bearing demand deposits increased $101.1 million, or 7.8%, and savings and money market deposits increased $138.1 million, or 7.9%. Time deposits increased $304.3 million, with Resource adding $419.5 million. The net decrease of $115.2 million reflects customers’ continued hesitation to invest in time deposits in this relatively low interest rate environment.

Short-term borrowings, which consist mainly of Federal funds purchased, other short-term borrowings and customer cash management accounts, decreased $208.2 million, or 14.9%, during the first nine months of 2004. Resource added $205.0 million to the ending balance. The net decrease of $413.2 million represents repayments of short-term borrowings made from maturing investment securities.

Capital Resources

Total shareholders’ equity increased $181.1 million, or 19.1%, during the first nine months of 2004. Increases due to net income of $112.8 million, $8.2 million in stock issuances and $185.9 million from stock issued for the Resource acquisition were offset by $14.0 million in unrealized losses on securities, $57.5 million in cash dividends to shareholders and $53.9 million in stock repurchases. The $14.0 million in net unrealized net losses on investment securities was attributable mainly to mortgage-backed securities. As a result of rising interest rates for mortgage loans, the estimated fair values of such investments has decreased over the past nine months.

The Corporation had a stock repurchase plan that was approved by the Board of Directors in December 2002 and which ended in June 2004. During 2004, approximately 1.26 million shares were purchased under this plan. On June 15, 2004 a new stock repurchase plan was approved by the Board of Directors, which allows the corporation to repurchase up to 4.0 million shares through December 31, 2004. Through September 30, 2004, 1.37 million shares were purchased under the new plan. As of September 30, 2004, there were approximately 2.63 million authorized shares remaining that could be repurchased under this program.

The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of September 30, 2004, the Corporation and each of its bank subsidiaries met the minimum requirements. In addition, the Corporation and each of its bank subsidiaries’ capital ratios exceeded the amounts required to be considered “well-capitalized” as defined in the regulations. The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements as of the dates indicated:

	September 30, 2004	December 31, 2003	Regulatory Minimum
			Capital Adequacy	Well- Capitalized
Total Capital (to Risk Weighted Assets)	12.00	12.70	8.0%	10.0%
Tier I Capital to (Risk Weighted Assets)	10.86	11.50	4.0%	6.0%
Tier I Capital (to Average Assets)	8.35	8.80	3.0%	5.0%

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

The Corporation’s sources and uses of cash were discussed in general terms in the net interest income section of Management’s Discussion. The Consolidated Statements of Cash Flows provide additional information. The Corporation generated $94.0 million in cash from operating activities during the first nine months of 2004, mainly due to net income. Investing activities resulted in a net cash inflow of $252.2 million during the first nine months of 2004, as sales and maturities of investment securities exceeded purchases and net loan originations. This compares to a net cash outflow of $304.6 million in 2003, when purchases of investment securities and net loan originations exceeded sales and maturities. Finally, financing activities resulted in a net outflow of $341.5 million as excess funds were used to pay down borrowings.

Liquidity must also be managed at the Fulton Financial Corporation Parent Company (Parent Company) level. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from subsidiary banks to the Parent Company in the form of loans and dividends. Generally, these limitations are based on the subsidiary banks’ regulatory capital levels and their net income. The Parent Company had historically been able to meet its cash needs through normal, allowable dividends and loans.

On July 12, 2004, the Parent Company entered into a borrowing arrangement with another financial institution. Under the terms of the agreement the Parent Company can borrow up to $50 million (may be increased to $100 million upon request) under a revolving line of credit with interest currently calculated at one-month LIBOR (London Interbank Offering Rate) plus 0.625%. This borrowing arrangement supplements the liquidity available from subsidiaries through dividends and borrowings and provides some flexibility in Parent Company cash management. As of September 30, 2004, $8.5 million had been borrowed under this line.

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

Equity Market Price Risk

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s equity investments consist primarily of common stocks of publicly traded financial institutions (cost basis of approximately $61.1 million and fair value of $66.5 million at September 30, 2004). The Corporation’s financial institutions stock portfolio had gross unrealized gains of approximately $6.5 million at September 30, 2004.

Although the carrying value of equity investments accounted for less than 1.0% of the Corporation’s total assets, the unrealized gains on the portfolio represent a potential source of revenue. The Corporation has a history of periodically realizing gains from this portfolio and, if values were to decline significantly, this revenue source could be lost.

Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the companies. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation’s equity securities are classified as trading. Future cash flows from these investments are not provided in the table on page 35 as such investments do not have maturity dates.

The Corporation evaluates, based on current accounting guidance, whether any decreases in values of its equity investments constitute “other than temporary” impairment that would require a write-down through a charge to earnings. Based on the results of such evaluations, no charges were recorded during the first nine months of 2004. Additional impairment charges may be necessary depending upon the performance of the equity markets in general and the performance of individual investments held by the Corporation.

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

	Expected Maturity Period						Total	Estimated Fair Value
	<1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	>5 Years
Fixed rate loans (1)	$709,643	$467,879	$399,415	$269,887	$161,576	$323,643	$2,332,043	$2,391,433
Average rate (2)	5.99%	6.17%	6.12%	6.06%	6.30%	6.37%	6.13%

Floating rate loans (8)	1,226,474	610,074	509,308	424,353	368,517	1,742,393	4,881,119	4,877,339
Average rate	5.52%	5.63%	5.60%	5.64%	5.30%	5.27%	5.45%

Fixed rate investments (3)	558,712	328,711	279,863	418,665	171,833	440,777	2,198,561	2,186,586
Average rate	3.38%	3.66%	4.11%	3.91%	3.99%	3.65%	3.72%

Floating rate investments (3)	—	—	—	164	—	10,504	10,668	10,668
Average rate	—	—	—	5.85%	—	3.32%	3.36%

Other interest-earning assets	163,018	—	—	—	—	—	163,018	163,018
Average rate	5.92%	—	—	—	—	—	5.92%

Total	$2,657,847	$1,406,664	$1,188,586	$1,113,069	$701,926	$2,517,317	9,585,409	9,629,044
Average rate	5.24%	5.35%	5.42%	5.10%	5.21%	5.12%	5.23%

Fixed rate deposits (4)	$1,386,117	$459,022	$415,634	$95,573	$57,759	$289,235	$2,703,340	$2,713,816
Average rate	2.20%	2.72%	3.94%	3.52%	3.27%	4.27%	2.85%

Floating rate deposits (5)	1,968,085	171,527	171,527	171,527	171,527	2,102,537	4,756,730	4,756,730
Average rate	0.85%	0.22%	0.22%	0.22%	0.22%	0.17%	0.45%

Fixed rate borrowings (6)	129,417	8,571	27,100	222,832	90,249	203,021	681,190	672,136
Average rate	4.73%	2.92%	3.65%	4.85%	4.45%	4.95%	4.73%

Floating rate borrowings (7)	1,174,156	—	—	—	—	—	1,174,156	1,174,156
Average rate	1.50%	—	—	—	—	—	1.50%

Total	$4,657,775	$639,120	$614,261	$489,932	$319,535	$2,594,793	$9,315,416	$9,316,838
Average rate	1.52%	2.05%	2.89%	2.95%	1.95%	0.99%	1.59%

Assumptions:

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments.
(2)	Average rates are shown on a fully taxable equivalent basis using an effective tax rate of 35%.
(3)	Amounts are based on contractual maturities; adjusted for expected prepayments on mortgage-backed securities and expected calls on agency and municipal securities. Amounts do not include equity securities.
(4)	Amounts are based on contractual maturities of time deposits.
(5)	Money market, Super NOW, NOW and savings accounts are placed based on history of deposit flows.
(6)	Amounts are based on contractual maturities of Federal Home Loan Bank advances, adjusted for possible calls.
(7)	Amounts are Federal Funds Purchased and securities sold under agreements to repurchase, which mature in less than 90 days.
(8)	Floating rate loans include adjustable rate commercial mortgages.

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

Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into predetermined repricing periods. The assets and liabilities in each of these periods are summed and compared for mismatches within that maturity segment. Core deposits having noncontractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans held and for mortgage-backed securities includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative 6-month gap to plus or minus 15% of total earning assets. The cumulative 6-month gap as of September 30, 2004 was 0.96.

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

Rate Shock	Annual change in net interest income	% Change
+300bp	+$ 22.0 million	+6.2%
+200bp	+$ 15.3 million	+4.3%
+100bp	+$ 9.6 million	+2.7%
-100bp	-$ 19.1 million	-5.4%

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

Rate Shock	Change in economic value of equity	% Change
+300bp	-$ 21.2 million	-1.4%
+200bp	+$ 4.9 million	+0.3%
+100bp	+$ 18.8 million	+1.3%
-100bp	-$ 41.9 million	-2.8%

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares purchased	Average Price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program
(7/1/04 - 7/31/04)	272,000	20.3479	272,000	3,507,000
(8/1/04 -8/31/04)	442,000	20.6648	442,000	3,065,000
(9/1/04 - 9/30/04)	430,699	21.5219	430,699	2,634,301

On June 15, 2004 a stock repurchase plan was approved by the Board of Directors to repurchase up to 4.0 million shares through December 31, 2004. As of September 30, 2004, 1.37 million shares were repurchased under this plan. No stock repurchases were made outside the plans and all were made under the guidelines of Rule 10b-18 and in compliance with Regulation M.

Item 6. Exhibits

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

FULTON FINANCIAL CORPORATION

Date: November 5, 2004	/s/ Rufus A. Fulton, Jr.
Rufus A. Fulton, Jr. Chairman and Chief Executive Officer

Date: November 5, 2004	/s/ Charles J. Nugent
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