Form 10-K
period 2004-12-31
FULTON FINANCIAL CORP
filed 2005-03-16
CIK 700564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004, or

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

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based on the average bid and asked prices on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.3 billion. The number of shares of the registrant’s Common Stock outstanding on February 28, 2005 was 125,978,000.

Portions of the Definitive Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on April 13, 2005 are incorporated by reference in Part III.

PART I

Item 1. Business

General

Fulton Financial Corporation (the Corporation) was incorporated under the laws of Pennsylvania on February 8, 1982 and became a bank holding company through the acquisition of all of the outstanding stock of Fulton Bank on June 30, 1982. In 2000, the Corporation became a financial holding company as defined in the Gramm-Leach-Bailey Act (GLB Act), which allowed the Corporation to expand its financial services activities under its holding company structure (See “Competition” and “Regulation and Supervision”). The Corporation directly owns 100% of the common stock of thirteen community banks, two financial services companies and nine non-bank entities.

The common stock of Fulton Financial Corporation is listed for quotation on the National Market System of the National Association of Securities Dealers Automated Quotation System under the symbol FULT. The Corporation’s Internet address is www.fult.com. Electronic copies of the Corporation’s 2004 Annual Report on Form 10-K are available free of charge by visiting the “Investor Information” section of www.fult.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this Internet address. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC).

Bank and Financial Services Subsidiaries

The Corporation’s thirteen subsidiary banks are located primarily in suburban or semi-rural geographical markets throughout a five state region (Pennsylvania, Maryland, New Jersey, Delaware and Virginia). Pursuant to its “super-community” banking strategy, the Corporation operates the banks autonomously to maximize the advantage of community banking and service to its customers. Where appropriate, operations are centralized through common platforms and back-office functions; however, decision-making generally remains with the local bank management.

The subsidiary banks are located in areas that are home to a wide range of manufacturing, distribution, health care and other service companies. The Corporation and its banks are not dependent upon one or a few customers or any one industry and the loss of any single customer or a few customers would not have a material adverse impact on any of the subsidiary banks.

Each of the subsidiary banks offers a full range of consumer and commercial banking services in its local market area. Personal banking services include various checking and savings products, certificates of deposit and individual retirement accounts. The subsidiary banks offer a variety of consumer lending products to creditworthy customers in their market areas. Secured loan products include home equity loans and lines of credit, which are underwritten based on loan-to-value limits specified in the lending policy. Subsidiary banks also offer a variety of fixed and variable-rate products, including construction loans and jumbo loans. Residential mortgages are offered through Fulton Mortgage Company, which operates as a division of each subsidiary bank (except for Resource Bank, which maintains its own mortgage lending operation). Residential mortgages are generally underwritten based on secondary market standards. Consumer loan products also include automobile loans, automobile and equipment leases, credit cards, personal lines of credit and checking account overdraft protection.

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

The Corporation’s subsidiary banks deliver their products and services through traditional branch banking, with a network of full service branch offices. Electronic delivery channels include a network of automated teller machines, telephone banking and online banking through the Internet. The variety of available delivery channels allows customers to access their account information and perform certain transactions such as transferring funds and paying bills at virtually any hour of the day.

The following table provides certain information for the Corporation’s banking and financial services subsidiaries as of December 31, 2004.

Subsidiary	Main Office Location	Total Assets	Total Deposits	Branches (1)
	(in millions)
Fulton Bank	Lancaster, PA	$3,975	$2,596	71
Lebanon Valley Farmers Bank	Lebanon, PA	744	604	14
Swineford National Bank	Hummels Wharf, PA	250	199	7
Lafayette Ambassador Bank	Easton, PA	1,178	945	24
FNB Bank, N.A.	Danville, PA	271	203	8
Hagerstown Trust	Hagerstown, MD	459	397	13
Delaware National Bank	Georgetown, DE	374	277	13
The Bank	Woodbury, NJ	1,075	907	27
The Peoples Bank of Elkton	Elkton, MD	109	93	2
Skylands Community Bank	Hackettstown, NJ	452	374	10
Premier Bank	Doylestown, PA	520	344	7
Resource Bank	Virginia Beach, VA	1,161	586	6
First Washington State Bank	Windsor, NJ	585	426	16
Fulton Financial Advisors, N.A. and Fulton Insurance Services Group, Inc (2)	Lancaster, PA	—	—	—

				218

(1)	See additional information in “Item 2. Properties”.
(2)	Dearden, Maguire, Weaver and Barrett LLC, an investment management and advisory company, is a wholly-owned subsidiary of Fulton Financial Advisors, N.A.

Non-Bank Subsidiaries

The Corporation owns 100% of the common stock of nine non-bank subsidiaries: (i) Fulton Reinsurance Company, which engages in the business of reinsuring credit life and accident and health insurance directly related to extensions of credit by the banking subsidiaries of the Corporation; (ii) Fulton Financial Realty Company, which holds title to or leases certain properties upon which Corporation branch offices and other facilities are located; (iii) Central Pennsylvania Financial Corp., which owns certain limited partnership interests in partnerships invested in low and moderate income housing projects; (iv) FFC Management, Inc., which owns certain investment securities and other passive investments; (v) FFC Penn Square, Inc. which owns $44.0 million of trust preferred securities issued by a subsidiary of the Corporation’s largest bank subsidiary; (vi) PBI Capital Trust, a Delaware business trust whose sole asset is $10.3 million of junior subordinated deferrable interest debentures from the Corporation; (vii) Premier Capital Trust II, a Delaware business trust whose sole asset is $15.5 million of junior subordinated deferrable interest debentures from the Corporation; (viii) Resource Capital Trust II, a Delaware business trust whose sole asset is $5.2 million of junior subordinated deferrable interest debentures from the Corporation; and (ix) Resource Capital Trust III, a Delaware business trust whose sole asset is $3.1 million of junior subordinated deferrable interest debentures from the Corporation.

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

As a result of the GLB Act, there is more competition for customers that were traditionally served by the banking industry. While the GLB Act increased competition, it also provided opportunities for the Corporation to expand its financial services offerings, such as insurance products through Fulton Insurance Services Group, Inc. The Corporation also competes through the variety of products that it offers and the quality of service that it provides to its customers. However, there is no guarantee that these efforts will insulate the Corporation from competitive pressure, which could impact its pricing decisions for loans, deposits and other services and could ultimately impact financial results.

Market Share

Although there are many ways to assess the size and strength of banks, deposit market share continues to be an important industry statistic. This publicly available information is compiled, as of June 30th of each year by the Federal Deposit Insurance Corporation (FDIC). The Corporation’s banks maintain branch offices in 41 counties across five states. In nine of these counties, the Corporation ranks in the top three in deposit market share (based on deposits as of June 30, 2004). The following table summarizes information about the counties in which the Corporation has branch offices and its market position in each county.

				No. of Financial Institutions		Deposit Market Share (6/30/04)
County	State	Population (2004 Est.)	Banking Subsidiary	Banks/ Thrifts	Credit Unions	Rank	%
Lancaster	PA	485,000	Fulton Bank	18	12	1	18.6%
Dauphin	PA	255,000	Fulton Bank	19	12	6	5.2%
Cumberland	PA	221,000	Fulton Bank	19	7	12	1.6%
York	PA	395,000	Fulton Bank	16	19	3	8.9%
Chester	PA	462,000	Fulton Bank	30	6	18	1.0%
Delaware	PA	555,000	Fulton Bank	33	17	42	0.0%
Montgomery	PA	778,000	Fulton Bank	40	30	49	0.1%
			Premier Bank			35	0.2%
Berks	PA	389,000	Fulton Bank	21	16	9	3.3%
			Lebanon Valley Farmers Bank			22	0.4%
Lebanon	PA	122,000	Lebanon Valley Farmers Bank	9	2	1	33.1%
Schuylkill	PA	147,000	Lebanon Valley Farmers Bank	18	8	9	3.5%
Bucks	PA	620,000	Premier Bank	31	12	14	2.7%
Snyder	PA	38,000	Swineford National Bank	7	—	1	30.7%

				No. of Financial Institutions		Deposit Market Share (6/30/04)
County	State	Population (2003 Est.)	Banking Subsidiary	Banks/ Thrifts	Credit Unions	Rank	%
Union	PA	42,000	Swineford National Bank	7	1	6	4.6%
Northumberland	PA	96,000	Swineford National Bank	16	3	12	1.9%
			FNB Bank, N.A.			8	4.8%
Montour	PA	18,000	FNB Bank, N.A.	4	3	1	28.9%
Columbia	PA	64,000	FNB Bank, N.A.	9	—	7	4.3%
Lycoming	PA	119,000	FNB Bank, N.A.	13	10	17	0.6%
Northampton	PA	279,000	Lafayette Ambassador Bank	15	15	2	15.3%
Lehigh	PA	322,000	Lafayette Ambassador Bank	19	13	6	4.2%
Washington	MD	136,000	Hagerstown Trust	10	3	2	22.0%
Frederick	MD	219,000	Hagerstown Trust	15	3	16	0.1%
Cecil	MD	93,000	Peoples Bank of Elkton	8	3	4	11.9%
Sussex	DE	169,000	Delaware National Bank	15	4	7	1.6%
New Castle	DE	522,000	Delaware National Bank	32	29	26	0.1%
Camden	NJ	514,000	The Bank	21	11	17	0.7%
Gloucester	NJ	267,000	The Bank	23	5	2	13.4%
Salem	NJ	65,000	The Bank	8	4	1	29.7%
Cape May	NJ	101,000	The Bank	14	—	14	0.4%
Atlantic	NJ	264,000	The Bank	17	6	18	0.4%
Warren	NJ	110,000	Skylands Community Bank	12	3	6	7.8%
Sussex	NJ	151,000	Skylands Community Bank	12	1	11	0.8%
Morris	NJ	484,000	Skylands Community Bank	34	9	15	1.3%
Hunterdon	NJ	128,000	Skylands Community Bank	17	3	16	0.4%
Mercer	NJ	365,000	First Washington State Bank	24	21	12	2.1%
Monmouth	NJ	638,000	First Washington State Bank	28	10	24	0.8%
Ocean	NJ	554,000	First Washington State Bank	23	5	16	0.9%
Chesapeake	VA	211,000	Resource Bank	15	4	11	1.9%
Fairfax	VA	1,025,000	Resource Bank	30	17	28	0.2%
Newport News	VA	180,000	Resource Bank	11	6	13	0.8%
Richmond City	VA	194,000	Resource Bank	12	19	18	0.1%
Virginia Beach	VA	437,000	Resource Bank	15	9	5	7.6%

Supervision and Regulation

The Corporation operates in an industry that is subject to various laws and regulations that are enforced by a number of Federal and state agencies. Changes in these laws and regulations, including interpretation and enforcement activities, could impact the cost of operating in the financial services industry, limit or expand permissible activities or affect competition among banks and other financial institutions. The Corporation cannot predict the changes in laws and regulations that might occur, however, it is likely, that the current high level of enforcement and compliance-related activities of Federal and state authorities will continue and potentially increase.

The following discussion summarizes the current regulatory environment for financial holding companies and banks, including a summary of the more significant laws and regulations.

Regulators – The Corporation is a registered financial holding company and its subsidiary banks are depository institutions whose deposits are insured by the FDIC. The Corporation and its subsidiaries are subject to various regulations and examinations by regulatory authorities. The following table summarizes the charter types and primary regulators for each of the Corporation’s subsidiary banks.

Subsidiary	Charter	Primary Regulator(s)
Fulton Bank	PA	PA/FDIC
Lebanon Valley Farmers Bank	PA	PA/FRB
Swineford National Bank	National	OCC (1)
Lafayette Ambassador Bank	PA	PA/FRB
FNB Bank, N.A.	National	OCC
Hagerstown Trust	MD	MD/FDIC
Delaware National Bank	National	OCC
The Bank	NJ	NJ/FDIC
Peoples Bank of Elkton	MD	MD/FDIC
Premier Bank	PA	PA/FRB
Skylands Community Bank	NJ	NJ/FDIC
Resource Bank	VA	VA/FRB
First Washington State Bank	NJ	NJ/FDIC
Fulton Financial Advisors, N.A.	National (2)	OCC
Fulton Financial (Parent Company)	N/A	FRB

(1)	Office of the Comptroller of the Currency.
(2)	Fulton Financial Advisors, N.A. is chartered as an uninsured national trust bank.

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

The Corporation is subject to regulation and examination by the FRB, and is required to file periodic reports and to provide additional information that the FRB may require. The BHCA imposes certain restrictions upon the Corporation regarding the acquisition of substantially all of the assets of or direct or indirect ownership or control of any bank of which it is not already the majority owner. In addition, the FRB must approve certain proposed changes in organizational structure or other business activities before they occur.

Capital Requirements – There are a number of restrictions on financial and bank holding companies and FDIC-insured depository subsidiaries that are designed to minimize potential loss to depositors and the FDIC insurance funds. If an FDIC-insured depository subsidiary is “undercapitalized”, the bank holding company is required to ensure (subject to certain limits) the subsidiary’s compliance with the terms of any capital restoration plan filed with its appropriate banking agency. Also, a bank holding company is required to serve as a source of financial strength to its depository institution subsidiaries and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the BHCA, the FRB has the authority to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of a depository institution subsidiary of the bank holding company.

Bank holding companies are required to comply with the FRB’s risk-based capital guidelines that require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be Tier 1 capital. In addition to the risk-based capital guidelines, the FRB has adopted a minimum leverage capital ratio under which a bank holding company must maintain a level of Tier 1 capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 1% to 2% above the stated minimum.

Dividends and Loans from Subsidiary Banks – There are also various restrictions on the extent to which the Corporation and its non-bank subsidiaries can receive loans from its banking subsidiaries. In general, these restrictions require that such loans be secured by designated amounts of specified collateral and are limited, as to any one of the Corporation or its non-bank subsidiaries, to 10% of the lending bank’s regulatory capital (20% in the aggregate to all such entities).

The Corporation is also limited in the amount of dividends that it may receive from its subsidiary banks. Dividend limitations vary, depending on the subsidiary bank’s charter and whether or not it is a member of the Federal Reserve System. Generally, subsidiaries are prohibited from paying dividends when doing so would cause them to fall below the regulatory minimum capital levels. Additionally, limits exist on paying dividends in excess of net income for specified periods. See “Note J – Regulatory Matters” in the Notes to Consolidated Financial Statements for additional information regarding regulatory capital and dividend and loan limitations.

USA Patriot Act – Anti-terrorism legislation enacted under the USA Patriot Act of 2001 (“Patriot Act”) expanded the scope of anti-money laundering laws and regulations and imposed significant new compliance obligations for financial institutions, including the Corporation’s subsidiary banks. These regulations include obligations to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

Failure to comply with the Patriot Act’s requirements could have serious legal, financial and reputational consequences for the institution. The Corporation has adopted appropriate policies, procedures and controls to address compliance with the Patriot Act and will continue to revise and update its policies, procedures and controls to reflect changes required, as necessary.

Sarbanes-Oxley Act of 2002 – The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley), which was signed into law in July 2002, impacts all companies with securities registered under the Securities Exchange Act of 1934, including the Corporation. Sarbanes-Oxley created new requirements in the areas of corporate governance and financial disclosure including, among other things, (i) increased responsibility for Chief Executive Officers and Chief Financial Officers with respect to the content of filings with the SEC; (ii) enhanced requirements for audit committees, including independence and disclosure of expertise; (iii) enhanced requirements for auditor independence and the types of non-audit services that auditors can provide; (iv) accelerated filing requirements for SEC reports; (v) disclosure of a code of ethics (vi) increased disclosure and reporting obligations for companies, their directors and their executive officers; and (vii) new and increased civil and criminal penalties for violations of securities laws. Many of the provisions became effective immediately, while others became effective as a result of rulemaking procedures delegated by Sarbanes-Oxley to the SEC.

Section 404 of Sarbanes Oxley became effective for the year ended December 31, 2004. This section required management to issue a report on the effectiveness of its internal controls over financial reporting. In addition, the Corporation’s independent registered public accountants were required to issue an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004. These reports can be found in Item 8, “Financial Statements and Supplementary Information”. Certifications of the Chief Executive Officer and the Chief Financial Officer as required by Sarbanes-Oxley and the resulting SEC rules can be found in the “Signatures” and “Exhibits” sections.

Monetary and Fiscal Policy – The Corporation and its subsidiary banks are affected by fiscal and monetary policies of the Federal government, including those of the FRB, which regulates the national money supply in order to manage recessionary and inflationary pressures. Among the techniques available to the FRB are engaging in open market transactions of U.S. Government securities, changing the discount rate and changing reserve requirements against bank deposits. These techniques are used in varying combinations to influence the overall growth of bank loans, investments and deposits. Their use may also affect interest rates charged on loans and paid on deposits. The effect of monetary policies on the earnings of the Corporation cannot be predicted.

Item 2. Properties

The following table summarizes the Corporation’s branch properties, by subsidiary bank. Remote service facilities (mainly stand-alone ATM’s) are excluded.

Bank	Owned	Leased	Term (1)	Total Branches
Fulton Bank	25	46	2025	71
Lebanon Valley Farmers Bank	11	3	2020	14
Swineford National Bank	5	2	2009	7
Lafayette Ambassador Bank	9	15	2017	24
FNB Bank, N.A.	6	2	2004	8
Hagerstown Trust	7	6	2014	13
Delaware National Bank	10	3	2009	13
The Bank	20	7	2024	27
The Peoples Bank of Elkton	1	1	2016	2
Premier Bank	2	5	2020	7
Skylands Community Bank	4	6	2012	10
Resource Bank	1	5	2011	6
First Washington State Bank	7	9	2012	16

Total	108	110		218

(1)	Latest lease term expiration date, excluding renewal options.

The following table summarizes the Corporation’s other significant properties (administrative headquarters locations generally include a branch; these are also reflected in the preceding table):

Bank	Property	Location	Owned/ Leased
Fulton Financial Corp.	Operations Center	East Petersburg, PA	Owned
Fulton Bank/Fulton Financial Corp.	Admin. Headquarters	Lancaster, PA	(1)
Fulton Bank.	Operations Center	Mantua, NJ	Owned
Fulton Bank, Drovers Division	Admin. Headquarters	York, PA	Leased	(2)
Fulton Bank, Great Valley Division	Admin. Headquarters	Reading, PA	Owned
Lebanon Valley Farmers Bank	Admin. Headquarters	Lebanon, PA	Owned
Swineford National Bank	Admin. Headquarters	Hummels Wharf, PA	Owned
Lafayette Ambassador Bank	Admin. Headquarters	Easton, PA	Owned
Lafayette Ambassador Bank	Operations Center	Bethlehem, PA	Owned
FNB Bank, N.A.	Admin. Headquarters	Danville, PA	Owned
Hagerstown Trust	Admin. Headquarters	Hagerstown, MD	Owned
Delaware National Bank	Admin. Headquarters	Georgetown, DE	Leased	(3)
The Bank	Admin. Headquarters	Woodbury, NJ	Owned
Peoples Bank of Elkton	Admin. Headquarters	Elkton, MD	Owned
Premier Bank	Admin. Headquarters	Doylestown, PA	Owned
Skylands Community Bank	Admin. Headquarters	Hackettstown, NJ	Leased	(4)
Resource Bank	Admin. Headquarters	Herndon, VA	Owned
First Washington State Bank	Admin. Headquarters	Windsor, NJ	Owned

(1)	Includes approximately 100,000 square feet which is owned by an independent third party who financed the construction through a loan from Fulton Bank. The Corporation is leasing this space from the third party in an arrangement accounted for as a capital lease. The lease term expires in 2027. The remainder of the Administrative Headquarters location is owned by the Corporation.
(2)	Lease expires in 2013
(3)	Lease expires in 2006.
(4)	Lease expires in 2009.

Item 3. Legal Proceedings

There are no legal proceedings pending against Fulton Financial Corporation or any of its subsidiaries which are expected to have a material impact upon the financial position and/or the operating results of the Corporation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of Fulton Financial Corporation during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The information appearing under the heading “Common Stock” in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” is incorporated herein by reference.

Item 6. Selected Financial Dat a

5-YEAR CONSOLIDATED SUMMARY OF FINANCIAL RESULTS

(dollars in thousands, except ratios and per-share data)

	For the Year
	2004	2003	2002	2001	2000
SUMMARY OF INCOME
Interest income	$493,643	$435,531	$469,288	$518,680	$519,661
Interest expense	135,994	131,094	158,219	227,962	243,874

Net interest income	357,649	304,437	311,069	290,718	275,787
Provision for loan losses	4,717	9,705	11,900	14,585	15,024
Other income	138,864	134,370	114,012	102,057	76,717
Other expenses	273,615	231,559	223,765	218,234	186,209

Income before income taxes	218,181	197,543	189,416	159,956	151,271
Income taxes	65,264	59,363	56,468	46,367	44,437

Net income	$152,917	$138,180	$132,948	$113,589	$106,834

PER-SHARE DATA (1)
Net income (basic)	$1.28	$1.23	$1.17	$1.00	$0.95
Net income (diluted)	1.27	1.22	1.17	0.99	0.95
Cash dividends	0.647	0.593	0.531	0.481	0.430

RATIOS
Return on average assets	1.48%	1.57%	1.68%	1.51%	1.52%
Return on average equity	14.31	15.45	15.86	14.58	15.85
Return on average equity (tangible) (2)	18.64	17.42	17.38	15.81	16.29
Net interest margin	3.83	3.82	4.35	4.27	4.31
Efficiency ratio	55.10	52.80	52.60	55.60	52.80
Average equity to average assets	10.30	10.20	10.60	10.40	9.60
Dividend payout ratio	50.50	48.20	45.40	48.10	45.30

PERIOD-END BALANCES
Total assets	$11,158,351	$9,767,288	$8,387,778	$7,770,711	$7,364,804
Loans, net of unearned income	7,584,547	6,159,994	5,317,068	5,373,020	5,374,659
Deposits	7,895,524	6,751,783	6,245,528	5,986,804	5,502,703
Federal Home Loan Bank advances and long-term debt	684,236	568,730	535,555	456,802	559,503
Shareholders’ equity	1,242,290	946,936	863,742	811,454	731,171

AVERAGE BALANCES
Total assets	$10,343,328	$8,802,138	$7,900,500	$7,520,071	$7,019,523
Loans, net of unearned income	6,901,452	5,589,663	5,381,950	5,341,497	5,131,651
Deposits	7,285,134	6,505,371	6,052,667	5,771,089	5,245,019
Federal Home Loan Bank advances and long-term debt	637,654	566,437	476,415	500,162	476,590
Shareholders’ equity	1,068,464	894,469	838,213	779,014	673,971

(1)	Adjusted for stock dividends and stock splits.
(2)	Net income divided by average shareholders’ equity, net of goodwill and intangible assets.

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

FORWARD-LOOKING STATEMENTS

The Corporation has made, and may continue to make, certain forward-looking statements with respect to acquisition and growth strategies, market risk, the effect of competition on net interest margin and net interest income, investment strategy and income growth, investment securities gains, other than temporary impairment of investment securities, deposit and loan growth, asset quality, balances of risk-sensitive assets to risk-sensitive liabilities, employee benefits and other expenses, amortization of goodwill and intangible assets, capital and liquidity strategies and other financial and business matters for future periods. The Corporation cautions that these forward-looking statements are subject to various assumptions, risks and uncertainties. Because of the possibility that the underlying assumptions may change, actual results could differ materially from these forward-looking statements.

In addition to the factors identified herein, the following could cause actual results to differ materially from such forward-looking statements: pricing pressures on loan and deposit products, actions of bank and non-bank competitors, changes in local and national economic conditions, changes in regulatory requirements, actions of the Federal Reserve Board (FRB), creditworthiness of current borrowers, customers’ acceptance of the Corporation’s products and services and acquisition pricing and the ability of the Corporation to continue making acquisitions.

The Corporation’s forward-looking statements are relevant only as of the date on which such statements are made. By making any forward-looking statements, the Corporation assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

OVERVIEW

As a financial institution with a focus on traditional banking activities, the Corporation generates the majority of its revenue through net interest income, the difference between interest income earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and maintaining or increasing the net interest margin, which is net interest income as a percentage of average interest-earning assets. The Corporation also generates revenue through fees earned on the various services and products offered to its customers and through sales of assets, such as loans or investments. Offsetting these revenue sources are provisions for credit losses on loans, administrative expenses and income taxes.

The Corporation’s net income for 2004 increased $14.7 million, or 10.7%, from $138.2 million in 2003 to $152.9 million in 2004. Diluted net income per share increased $0.05, or 4.1%, from $1.22 per share in 2003 to $1.27 per share in 2004. In 2004, the Corporation realized a return on average assets of 1.48% and a return on average tangible equity of 18.64% compared to 1.57% and 17.42% in 2003. Net income for 2003 increased $5.2 million, or 3.9%, from $132.9 million in 2002 to $138.2 million in 2003. Diluted net income per share increased $0.05, or 4.3%, from $1.17 per share in 2002 to $1.22 per share in 2003.

The increase in earnings in 2004 was driven by a $53.2 million, or 17.5%, increase in net interest income due to both internal and external growth and a stable net interest margin. Contributing to this increase was a $6.6 million, or 5.8%, increase in other income (excluding securities gains), primarily as a result of acquisitions, and a $5.0 million, or 51.4%, reduction in the provision for loan losses due to continued strong asset quality. These items were was offset by a $42.1 million, or 18.2%, increase in other expenses, as a result of both internal and external growth, and a $2.1 million, or 10.8%, reduction in investment securities gains.

The following summarizes some of the more significant factors that influenced the Corporation’s 2004 results.

Acquisitions – In August 2003, the Corporation acquired Premier Bancorp, Inc. (Premier), a $600 million bank holding company located in Doylestown, Pennsylvania whose primary subsidiary was Premier Bank, strengthening its presence in eastern Pennsylvania markets. In December 2003, the Corporation acquired approximately $165 million of agricultural loans in Central Pennsylvania and Delaware. In April 2004, the Corporation acquired Resource Bankshares Corporation, (Resource), an $885 million financial holding company located in Virginia Beach, Virginia whose primary subsidiary was Resource Bank. This was the Corporation’s first acquisition in Virginia, allowing it to enter a new geographic market. Results for 2004 in comparison to 2003 were impacted by these acquisitions (referred to collectively as the “Acquisitions”).

On December 31, 2004, the Corporation acquired First Washington FinancialCorp (First Washington), of Windsor, New Jersey. First Washington was a $490 million bank holding company whose primary subsidiary was First Washington State Bank, which operates sixteen community banking offices in Mercer, Monmouth, and Ocean Counties in New Jersey. The accounts of First Washington are included in the Corporation’s December 31, 2004 consolidated balance sheet, however, First Washington did not impact average balances or the consolidated statement of income.

On January 11, 2005, the Corporation entered into a merger agreement to acquire SVB Financial Services, Inc. (SVB) of Somerville, New Jersey. SVB is a $475 million bank holding company whose primary subsidiary is Somerset Valley Bank, which operates eleven community banking offices in Somerset, Hunterdon and Middlesex counties in New Jersey. The acquisition is expected to be completed in the third quarter of 2005. For additional information on the terms of this pending acquisition, see Note Q, “Mergers and Acquisitions”, in the Notes to Consolidated Financial Statements.

Acquisitions have long been a supplement to the Corporation’s internal growth. These recent and pending acquisitions provide the opportunity for additional growth as they will allow the Corporation’s existing products and services to be sold in new markets. The Corporation’s acquisition strategy focuses on high growth areas with strong market demographics and targets organizations that have a comparable corporate culture, strong performance and good asset quality, among other factors. Under its “supercommunity” banking philosophy, acquired organizations generally retain their status as separate legal entities, unless consolidation with an existing affiliate bank is practical. Back office functions are generally consolidated to maximize efficiencies.

Merger and acquisition activity in the financial services industry has been very competitive in recent years, as evidenced by the prices paid for certain acquisitions. While the Corporation has been an active acquirer, management is committed to basing its pricing on rational economic models. Management will continue to focus on generating growth in the most cost-effective manner.

Asset Quality – Asset quality refers to the underlying credit characteristics of borrowers and the likelihood that defaults on contractual loan payments will result in charge-offs of account balances. Asset quality is generally a function of economic conditions, but can be managed through conservative underwriting and sound collection policies and procedures.

The Corporation has been able to maintain strong asset quality through different economic cycles, attributable to its credit culture and underwriting policies. This trend continued in 2004 as asset quality measures such as non-performing assets to total assets and net charge-offs to average loans improved in comparison to 2003, allowing a reduction in the provision for loan losses. While overall asset quality has remained strong, deterioration in quality of one or several significant accounts could have a detrimental impact and result in losses that may not be foreseeable based on current information. In addition, rising interest rates could increase the total payments of borrowers and could have a negative impact on their ability to pay according to the terms of their loans.

Interest Rates – During the second half of 2004, the FRB increased short-term interest rates a total of 1.25%, with the overnight borrowing, or Federal funds, rate ending the year at 2.25%. The average Federal funds rate for the year increased 22 basis points from 1.13% in 2003 to 1.35% in 2004 and the average prime lending rate increased from 4.13% in 2003 to 4.35% in 2004. This increase in rates resulted in an expansion of the Corporation’s net interest margin during 2004 after decreasing significantly during 2003. While the net interest margin for the year increased only slightly, the improvement is evident in the quarterly trend, which is shown in the following table:

	2004	2003
1st Quarter	3.79%	4.06%
2nd Quarter	3.73	3.91
3rd Quarter	3.88	3.62
4th Quarter	3.92	3.74
Year to Date	3.83	3.82

Unlike short-term interest rates, longer-terms rates remained relatively flat, with ten-year United States Treasury rates beginning and ending the year at about the same level. However, this level was higher than the historic lows experienced during 2002 and 2003 and, consequently, mortgage refinance activity continued its relative slowdown which started during the third and fourth quarter of 2003. Long-term interest rate levels also continued to affect the Corporation’s deposit mix as funds from maturing time deposits continued to flow into core demand and savings accounts as customers were reluctant to lock into the relatively low rates being offered on time deposit products.

In a rising rate environment, the Corporation expects improvements in net interest income, as discussed in the “Market Risk” section of Management’s Discussion. Increasing long-term rates, however, tend to have a detrimental impact on mortgage loan origination volumes and related mortgage-banking income.

Regulatory Environment – The Corporation is a registered financial holding company and its subsidiary banks are depository institutions whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC). The Corporation and its subsidiaries are subject to various regulations and examinations by bank regulatory authorities, including the Federal Reserve, the FDIC, the Office of the Comptroller of the Currency and certain state agencies. The financial services industry has been subjected to heightened scrutiny by bank regulatory authorities in the areas of Bank Secrecy Act compliance and other anti-money laundering rules and regulations. As a result the Corporation has hired additional staff for compliance related activities.

As a publicly traded company, the Corporation is also subject to Securities and Exchange Commission (SEC) regulations, which govern the frequency and content of financial information required to be made available to the public. Recent legislative and regulatory actions of the Federal government have significantly changed financial reporting requirements, primarily as a result of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley). For the 2004 financial statements and footnotes, Sarbanes-Oxley required management to issue a report on the effectiveness of its internal controls over financial reporting. In addition, the Corporation’s independent public accountants were required to issue an opinion on management’s report and the Corporation’s internal controls over financial reporting. These reports can be found after the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

The burden of compliance with the new reporting requirements has been significant for all publicly traded companies, including the Corporation. The cost includes both the time devoted by its employees to complete the documentation and testing of controls and the expense for engaging professionals to assist in the process. In addition, the Corporation experienced a significant increase in independent accountant fees related to the internal controls testing process. See additional information in the “Other Expenses” section of Management’s Discussion.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the most significant component of the Corporation’s net income, accounting for approximately 75% of total 2004 revenues, excluding investment securities gains. The ability to manage net interest income over a variety of interest rate and economic environments is important to the success of a financial institution. Growth in net interest income is generally dependent upon balance sheet growth and maintaining or growing the net interest margin. The “Market Risk” section of Management’s Discussion beginning on page 25 provides additional information on the policies and procedures used by the Corporation to manage net interest income. The following table summarizes the average balances and interest earned or paid on the Corporation’s interest-earning assets and interest-bearing liabilities.

	Year Ended December 31
	2004			2003			2002
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest-earning assets:
Loans and leases (1)	$6,901,452	$396,731	5.75%	$5,589,663	$341,393	6.11%	$5,381,950	$370,318	6.88%
Taxable inv. securities (2)	2,161,195	76,792	3.55	2,170,889	77,450	3.57	1,605,077	84,139	5.24
Tax-exempt inv. securities (2)	264,578	9,553	3.61	266,426	10,436	3.92	229,938	9,835	4.28
Equity securities (2)	133,870	4,023	3.01	129,584	4,076	3.15	113,422	4,066	3.58

Total investment securities	2,559,643	90,368	3.53	2,566,889	91,962	3.58	1,948,437	98,040	5.03
Short-term investments	97,759	6,544	6.69	47,122	2,176	4.62	27,741	930	3.35

Total interest-earning assets	9,558,854	493,643	5.16	8,203,684	435,531	5.31	7,358,128	469,288	6.38
Non-interest-earning assets:
Cash and due from banks	316,170			279,980			253,503
Premises and equipment	128,902			123,172			123,658
Other assets (2)	424,385			270,611			238,441
Less: Allowance for loan losses	(84,983)			(75,309)			(73,230)

Total Assets	$10,343,328			$8,802,138			$7,900,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$1,364,953	$7,201	0.53%	$1,158,333	$6,011	0.52%	$910,934	$6,671	0.73%
Savings deposits	1,846,503	11,928	0.65	1,655,325	10,770	0.65	1,516,832	16,453	1.08
Time deposits	2,693,414	70,650	2.62	2,496,234	77,417	3.10	2,579,441	102,270	3.96

Total interest-bearing deposits	5,904,870	89,779	1.52	5,309,892	94,198	1.77	5,007,207	125,394	2.50
Short-term borrowings	1,238,073	15,182	1.23	738,527	7,373	1.00	434,402	6,598	1.52
Long-term debt	637,654	31,033	4.87	566,437	29,523	5.21	476,415	26,227	5.51

Total interest-bearing liabilities	7,780,597	135,994	1.75	6,614,856	131,094	1.98	5,918,024	158,219	2.67
Noninterest-bearing liabilities:
Demand deposits	1,380,264			1,195,479			1,045,460
Other	114,003			97,334			98,803

Total Liabilities	9,274,864			7,907,669			7,062,287
Shareholders’ equity	1,068,464			894,469			838,213

Total Liabs. and Equity	$10,343,328			$8,802,138			$7,900,500

Net interest income		357,649			304,437			311,069
Net yield on earning assets			3.74			3.71			4.23
Tax equivalent adjustment (3)		9,176			9,698			9,193

Net interest margin		$366,825	3.83%		$314,135	3.82%		$320,262	4.35%

(1)	Includes non-performing loans.
(2)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.
(3)	Based on marginal Federal income tax rate and statutory interest expense disallowances.

The following table sets forth a summary of changes in interest income and interest expense resulting from changes in volumes (average balances) and changes in rates:

	2004 vs. 2003 Increase (decrease) due To change in			2003 vs. 2002 Increase (decrease) due To change in
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans and leases	$76,352	$(21,014)	$55,338	$14,292	$(43,217)	$(28,925)
Taxable investment securities	(345)	(313)	(658)	29,660	(36,349)	(6,689)
Tax-exempt investment securities	(72)	(811)	(883)	1,561	(960)	601
Equity securities	132	(185)	(53)	579	(569)	10
Short-term investments	3,080	1,288	4,368	650	596	1,246

Total interest-earning assets	$79,147	$(21,035)	$58,112	$46,742	$(80,499)	$(33,757)

Interest expense on:
Demand deposits	$1,088	$102	$1,190	$1,812	$(2,472)	$(660)
Savings deposits	1,236	(78)	1,158	1,502	(7,185)	(5,683)
Time deposits	5,796	(12,563)	(6,767)	(3,299)	(21,554)	(24,853)
Short-term borrowings	5,839	1,970	7,809	4,619	(3,844)	775
Long-term debt	3,551	(2,041)	1,510	4,956	(1,660)	3,296

Total interest-bearing liabilities	$17,510	$(12,610)	$4,900	$9,590	$(36,715)	$(27,125)

Note: Changes which are partly attributable to rate and volume are allocated based on the proportion of the direct changes attributable to rate and volume.

2004 vs. 2003

Net interest income increased $53.2 million, or 17.5%, from $304.4 million in 2003 to $357.6 million in 2004, primarily as a result of earning asset growth as the Corporation’s net interest margin for the year was relatively constant at 3.83% for 2004 compared to 3.82% for 2003.

Average earning assets grew 16.5%, from $8.2 billion in 2003 to $9.6 billion in 2004. The Acquisitions contributed approximately $900 million to this increase in average balances. Interest income increased $58.1 million, or 13.3%, mainly as a result of the 16.5% increase in average earning assets, which resulted in a $79.1 million increase in interest income. This increase was partially offset by the $21.0 million decrease in interest income that resulted from the decline in the average yield earned. This reflects the impact of customers favoring floating rate loans which tend to carry lower interest rates than fixed rate products.

The increase in average interest-earning assets was due to loan growth, both internal and through acquisitions, as investment balances remained relatively flat. Average loans increased by $1.3 billion, or 23.5%, to $6.9 billion in 2004. The following table presents the growth in average loans, by type:

			Increase (decrease)
	2004	2003	$	%
	(dollars in thousands)
Commercial - industrial and financial	$1,769,801	$1,519,609	$250,192	16.5%
Commercial - agricultural	330,269	197,381	132,888	67.3
Real estate - commercial mortgage	2,205,025	1,724,635	480,390	27.9
Real estate - commercial construction	304,845	228,833	76,012	33.2
Real estate - residential mortgage	509,593	497,095	12,498	2.5
Real estate - residential construction	205,581	46,692	158,889	340.3
Real estate - home equity	988,454	772,020	216,434	28.0
Consumer	517,138	531,384	(14,246)	(2.7)
Leasing and other	70,746	72,014	(1,268)	(1.8)

Total	$6,901,452	$5,589,663	$1,311,789	23.5%

The Acquisitions contributed approximately $675.6 million to this increase in average balances. The following table presents the average balance impact of the Acquisitions, by type:

	2004	2003	Increase
	(in thousands)
Commercial - industrial and financial	$139,169	$25,048	$114,121
Commercial - agricultural	520	—	520
Real estate - commercial mortgage	382,500	111,219	271,281
Real estate - commercial construction	63,566	4,836	58,730
Real estate - residential mortgage	54,761	457	54,304
Real estate - residential construction	155,687	—	155,687
Real estate - home equity	13,042	822	12,220
Consumer	2,770	271	2,499
Leasing and other	5,864	(408)	6,272

Total	$817,879	$142,245	$675,634

The following table presents the growth in average loans, by type, excluding the average balances contributed by the Acquisitions:

			Increase (decrease)
	2004	2003	$	%
	(dollars in thousands)
Commercial - industrial and financial	$1,630,632	$1,494,561	$136,071	9.1%
Commercial - agricultural	329,749	197,381	132,368	67.1
Real estate - commercial mortgage	1,822,525	1,613,416	209,109	13.0
Real estate - commercial construction	241,279	223,997	17,282	7.7
Real estate - residential mortgage	454,832	496,638	(41,806)	(8.4)
Real estate - residential construction	49,894	46,692	3,202	6.9
Real estate - home equity	975,412	771,198	204,214	26.5
Consumer	514,368	531,113	(16,745)	(3.2)
Leasing and other	64,882	72,422	(7,540)	(10.4)

Total	$6,083,573	$5,447,418	$636,155	11.7%

Loan growth continued to be strong in the commercial and commercial mortgage categories. The growth shown in the commercial – agricultural category reflects the agricultural loan portfolio purchased in December 2003. The reduction in mortgage loan balances was due to customer refinance activity that occurred during 2003. The Corporation generally sells newly originated fixed rate mortgages in the secondary market to promote liquidity and manage interest rate risk. Home equity loans increased significantly due to promotional efforts and customers using home equity loans as a cost-effective refinance alternative and as a preferred type of consumer loan. Consumer loans decreased, reflecting customers’ repayment of these loans with tax-advantaged residential mortgage or home equity loans. In addition, the indirect finance market remains extremely competitive with the participation of vehicle manufacturers.

The average yield on loans during 2004 was 5.75%, a 36 basis point, or 5.9%, decline from 2003. Much of the recent loan growth has been experienced in the floating rate categories that tend to carry lower interest rates than fixed-rate products.

Average investments decreased slightly during 2004, however, without the impact of the Acquisitions, the investment balances would have decreased $165.9 million, or 6.6%. The Corporation’s investment balances had increased over the last few years due to both significant deposit growth and the use of limited strategies to manage the Corporation’s gap position and to take advantage of low short-term borrowing rates. During 2004, the Corporation did not reinvest a significant portion of investment maturities in order to minimize interest rate risk in expectation of a rising rate environment and to help fund loan growth.

The average yield on investment securities declined slightly from 3.58% in 2003 to 3.53% in 2004. Premium amortization, which is accounted for as a reduction of interest income, was $20.0 million in 2003 compared to $10.5 million in 2004. The benefit from the lower premium amortization was offset by the reduction in stated yields experienced throughout 2004.

Interest expense increased $4.9 million, or 3.7%, to $136.0 million in 2004 from $131.1 million in 2003, mainly as a result of $1.2 billion increase in average interest-bearing liabilities, which included approximately $800 million added by the Acquisitions. The increase in average interest-bearing liabilities resulted in an increase in interest expense of $17.5 million during 2004. This increase was partially offset by a $12.6 million decrease due to the 23 basis point decrease in the cost of total interest-bearing liabilities. The cost of interest-bearing deposits declined 25 basis points, or 14.1%, from 1.77% in 2003 to 1.52% in 2004. This reduction was due to both the impact of declining short-term interest rates in the first half of 2003 and the continuing shift in the composition of deposits from higher-rate time deposits to lower-rate demand and savings deposits. Customers continued to exhibit an unwillingness to invest in certificates of deposit at the rates available, instead keeping their funds in demand and savings products.

The following table presents the growth in average deposits, by type:

			Increase
	2004	2003	$	%
	(dollars in thousands)
Noninterest-bearing demand	$1,380,264	$1,195,479	$184,785	15.5%
Interest-bearing demand	1,364,953	1,158,333	206,620	17.8
Savings/money market	1,846,503	1,655,325	191,178	11.5
Time deposits	2,693,414	2,496,234	197,180	7.9

Total	$7,285,134	$6,505,371	$779,763	12.0%

The Acquisitions accounted for approximately $595.4 million of the increase in average balances. The following table presents the average balance impact of the Acquisitions, by type:

	2004	2003	Increase
	(in thousands)
Noninterest-bearing demand	$64,683	$14,454	$50,229
Interest-bearing demand	126,569	45,099	81,470
Savings/money market	103,797	33,522	70,275
Time deposits	470,733	77,337	393,396

Total	$765,782	$170,412	$595,370

The following table presents the growth in average deposits, by type, excluding the contribution of the Acquisitions:

			Increase (decrease)
	2004	2003	$	%
	(dollars in thousands)
Noninterest-bearing demand	$1,315,581	$1,181,025	$134,556	11.4%
Interest-bearing demand	1,238,384	1,113,234	125,150	11.2
Savings/money market	1,742,706	1,621,803	120,903	7.5
Time deposits	2,222,681	2,418,897	(196,216)	(8.1)

Total	$6,519,352	$6,334,959	$184,393	2.9%

Average borrowings increased significantly during 2004, with average short-term borrowings increasing $499.5 million, or 67.6%, to $1.2 billion, and average long-term debt increasing $71.2 million, or 12.6%, to $637.7 million. The Acquisitions added $174.6 million to the short-term borrowings increase and $83.6 million to the long-term debt increase. The additional increase in short-term borrowings resulted primarily from certain limited strategies employed during 2003 to manage the Corporation’s gap position and to take advantage of low short-term borrowing rates. In addition, customer cash management accounts, which are included in short-term borrowings, grew $54.9 million, or 15.6%, to an average of $406.2 million in 2004.

2003 vs. 2002

Net interest income decreased $6.6 million, or 2.1%, from $311.1 million in 2002 to $304.4 million in 2003. While average earning assets grew 11.5%, from $7.4 billion in 2002 to $8.2 billion in 2003, the net interest margin declined 12.2%, or 53 basis points, from 4.35% in 2002 to 3.82% in 2003 as a result of the interest rate environment. During 2003, yields earned on assets decreased further than rates paid on liabilities.

Interest income decreased $33.8 million, or 7.2%, mainly as a result of the 107 basis point decrease in the average yield on earning assets. Average yields decreased during 2003 due both to the general decrease in short-term interest rates as well as the shift in earning assets, on a percentage basis, from higher yielding loans to generally lower yielding investment securities. The decrease of $80.5 million as a result of rates was partially offset by a $46.7 million increase due to average earning asset growth.

Average loans increased $207.7 million, or 3.9%, to $5.6 billion in 2003. Loan growth was particularly strong in the commercial and commercial mortgage categories. Even factoring out the loans acquired in the Premier acquisition, these categories both grew approximately 8.0%. The significant reduction in mortgage loan balances was due to customer refinance activity that continued at a high rate through much of the year. The Corporation generally sells newly originated fixed rate mortgages in the secondary market to promote liquidity and manage interest rate risk. Home equity loans increased significantly due to promotional efforts and customers using home equity loans as a cost-effective refinance alternative. Consumer loans decreased, reflecting customers’ repayment of these loans with tax-advantaged residential mortgage or home equity loans. In addition, many vehicle manufacturers continued to offer attractive financing rates, with which the Corporation chose not to compete.

The average yield on loans during 2003 was 6.11%, a 77 basis point, or 11.2%, decline from 2002. This reflects the 55 basis point reduction in the Corporation’s average prime lending rate from 4.68% in 2002 to 4.13% in 2003, as well as higher than normal prepayments received on fixed rate commercial and commercial mortgage loans.

Average investment securities increased $618.5 million, or 31.7%, during 2003. The increase was attributable primarily to deposit growth exceeding loan growth. Total average deposit growth of $452.7 million exceeded average loan growth by $245.0 million during 2003. In addition, the Corporation employed certain limited strategies to manage the Corporation’s gap position and to take advantage of low short-term borrowing rates. Most of the growth in investment securities was in mortgage-backed securities, which increased by $553.2 million, or 38.1%.

The average yield on investment securities declined significantly from 5.03% in 2002 to 3.58% in 2003. This 28.8% decrease was due to both the relatively short maturity of the portfolio as well as the high prepayment levels experienced on mortgage-backed securities. During 2003 and 2002, most mortgage-backed securities were being purchased at premiums. As longer-term interest rates continued to fall through the first half of 2003, the prepayments on these securities exceeded expected levels. Prepayments negatively impact yields through the acceleration of premium amortization expense, which is accounted for as a reduction of interest income. Premium amortization was $20.0 million in 2003 compared to $5.7 million in 2002. Approximately $17.3 million of premium amortization during 2003 was accelerated amortization.

Interest expense decreased $27.1 million, or 17.1%, to $131.1 million in 2003 from $158.2 million in 2002, mainly as a result of the 69 basis point decrease in the cost of total interest-bearing liabilities. This decrease in cost resulted in a $36.7 million decrease in interest expense, which was partially offset by a $9.6 million increase in interest expense due to average balance growth. The cost of interest-bearing deposits declined 73 basis points, or 29.2%, from 2.50% in 2002 to 1.77% in 2003. This reduction was due to both the impact of declining short-term interest rates and the continuing shift in the composition of deposits from higher-rate time deposits to lower-rate demand and savings deposits. Customers continued to exhibit an unwillingness to invest in certificates of deposit at the rates available, instead keeping their funds in demand and savings products.

The acquisition of Premier added $187.4 million to the total average balance of deposits in 2003. If those balances were factored out, the deposit categories would show the following increases (decreases) – noninterest-bearing demand, 12.9%, interest-bearing demand, 21.6%, savings/money market, 6.7%, and time deposits, (6.5)%.

Average short-term borrowings increased $304.1 million, or 70.0%, to $738.5 million in 2003, while average long-term debt increased $90.0 million, or 18.9%, to $566.4 million in 2003. The increase in short-term borrowings resulted primarily from certain limited strategies to manage the Corporation’s gap position and to take advantage of low short-term borrowing rates. In addition, customer cash management accounts, which are included in short-term borrowings, grew $53.8 million, or 18.1%, to reach $351.3 million in 2003.

Provision and Allowance for Loan Losses

The Corporation accounts for the credit risk associated with lending activities through its allowance and provision for loan losses. The provision is the expense recognized in the income statement to adjust the allowance to its proper balance, as determined through the application of the Corporation’s allowance methodology procedures. These procedures include the evaluation of the risk characteristics of the portfolio and documentation in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” (SAB 102). See “Critical Accounting Policies” on page 23 for a discussion of the Corporation’s allowance for loan loss evaluation methodology.

A summary of the Corporation’s loan loss experience follows:

	Year Ended December 31
	2004	2003	2002	2001	2000
	(dollars in thousands)
Loans outstanding at end of year	$7,584,547	$6,159,994	$5,317,068	$5,373,020	$5,374,659

Daily average balance of loans and leases	$6,901,452	$5,589,663	$5,381,950	$5,341,497	$5,131,651

Balance of allowance for loan losses at beginning of year	$77,700	$71,920	$71,872	$65,640	$61,538
Loans charged-off:
Commercial, financial and agricultural	3,482	6,604	7,203	6,296	9,242
Real estate – mortgage	1,466	1,476	2,204	767	1,922
Consumer	3,476	4,497	5,587	6,683	6,911
Leasing and other	453	651	676	529	282

Total loans charged-off	8,877	13,228	15,670	14,275	18,357

Recoveries of loans previously charged-off:
Commercial, financial and agricultural	2,042	1,210	842	703	1,518
Real estate – mortgage	906	711	669	364	541
Consumer	1,496	1,811	2,251	2,683	2,724
Leasing and other	76	97	56	87	19

Total recoveries	4,520	3,829	3,818	3,837	4,802

Net loans charged-off	4,357	9,399	11,852	10,438	13,555
Provision for loan losses	4,717	9,705	11,900	14,585	15,024
Allowance purchased	11,567	5,474	—	2,085	2,633

Balance at end of year	$89,627	$77,700	$71,920	$71,872	$65,640

Selected Asset Quality Ratios:
Net charge-offs to average loans	0.06%	0.17%	0.22%	0.20%	0.26%
Allowance for loan losses to loans outstanding at end of year	1.18%	1.26%	1.35%	1.34%	1.22%
Non-performing assets (1) to total assets	0.30%	0.33%	0.47%	0.44%	0.41%
Non-accrual loans to total loans	0.30%	0.36%	0.45%	0.42%	0.41%

(1)	Includes accruing loans past due 90 days or more.

The following table presents the aggregate amount of non-accrual and past due loans and other real estate owned (3):

	December 31
	2004	2003	2002	2001	2000
	(in thousands)
Non-accrual loans (1) (2)	$22,574	$22,422	$24,090	$22,794	$21,790
Accruing loans past due 90 days or more	8,318	9,609	14,095	9,368	7,135
Other real estate	2,209	585	938	1,817	1,035

Totals	$33,101	$32,616	$39,123	$33,979	$29,960

(1)	As of December 31, 2004, the additional interest income that would have been recorded during 2004 if nonaccrual loans had been current in accordance with their original terms was approximately $1.5 million. The amount of interest income on nonaccrual loans that was included in 2004 income was approximately $2.8 million.
(2)	Accrual of interest is generally discontinued when a loan becomes 90 days past due as to principal and interest. When interest accruals are discontinued, interest credited to income is reversed. Nonaccrual loans are restored to accrual status when all delinquent principal and interest becomes current or the loan is considered secured and in the process of collection. Certain loans, primarily residential mortgages, that are determined to be sufficiently collateralized may continue to accrue interest after reaching 90 days past due.
(3)	Excluded from the amounts presented at December 31, 2004 are $124.0 million in loans where possible credit problems of borrowers have caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. These loans are considered to be impaired under Statement 114, but continue to pay according to their contractual terms and are therefore not included in non-performing loans. Nonaccrual loans include $6.6 million of impaired loans.

The following table summarizes the allocation of the allowance for loan losses by loan type:

	December 31
	2004		2003		2002		2001		2000
	(dollars in thousands)
	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category
Comm’l, financial & agriculture	$43,207	29.9%	$34,247	31.6%	$33,130	31.6%	$22,531	27.8%	$21,193	25.8%
Real estate – mortgage	19,784	62.5	14,471	58.8	13,099	56.8	19,018	58.9	14,940	59.1
Consumer, leasing & other	16,289	7.6	16,279	9.6	14,178	11.6	10,855	13.3	10,772	15.1
Unallocated	10,347	—	12,703	—	11,513	—	19,468	—	18,735	—

Totals	$89,627	100.0%	$77,700	100.0%	$71,920	100.0%	$71,872	100.0%	$65,640	100.0%

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

While the resulting guidance provided by these groups has not changed the accounting, it has focused on clarifying the application of existing accounting pronouncements and improving documentation. As with others in the industry, the Corporation has used this guidance to improve its process and its documentation. The unallocated allowance for loan losses, as shown in the preceding table, decreased 16% at December 31, 2003 to 12% at December 31, 2004. The Corporation continues to monitor its allowance methodology to ensure compliance with both regulatory and accounting industry policies.

The provision for loan losses decreased $5.0 million from $9.7 million in 2003 to $4.7 million in 2004, after decreasing $2.2 million in 2003. These decreases reflect the continued improvement in the Corporation’s asset quality reflected in both lower net charge-offs and lower non-performing assets ratios. Net charge-offs as a percentage of average loans were 0.06% in 2004, an eleven basis point improvement over 0.17% in 2003, which was a five basis point decrease from 2002. Non-performing assets as a percentage of total assets decreased slightly from 0.33% at December 31, 2003 to 0.30% at December 31, 2004, after decreasing 14 basis points in 2003. The declines in both ratios reflect the improving quality of the Corporation’s portfolio during the years.

The provision for loan losses in 2004 resulted from the Corporation’s allowance allocation procedures. The continued growth of the Corporation’s commercial loan and commercial mortgage portfolios, which are inherently more risky than other loan types, is a trend which would indicate the need for a higher allowance balance. Offsetting these trends were the improvements in the quality of the Corporation’s portfolio, as evidenced by its improving asset quality measures over the past several years. The net result of the Corporation’s allowance allocation procedures was a provision for loan losses that was $5.0 million less than 2003 and was comparable to total net charge-offs for the year. Management believes that the allowance balance of $89.6 million at December 31, 2004 is sufficient to cover losses inherent in the loan portfolio on that date and is appropriate based on applicable accounting standards.

Other Income

The following table presents the components of other income for each of the past three years:

	2004	2003	2002
	(in thousands)
Investment management and trust services	$34,817	$33,898	$29,114
Service charges on deposit accounts	39,451	38,500	37,502
Other service charges and fees	20,494	18,860	17,743
Gain on sale of mortgage loans	19,262	18,965	13,941
Investment securities gains	17,712	19,853	8,992
Other	7,128	4,294	6,720

Total	$138,864	$134,370	$114,012

Total other income increased $4.5 million, or 3.3%, from $134.4 million in 2003 to $138.9 million in 2004, after increasing $20.4 million, or 17.9%, from $114.0 million in 2002. Excluding investment securities gains, other income increased $6.6 million, or 5.8%, in 2004 and $9.5 million, or 9.0%, in 2003. While the acquisition of Premier did not have a significant impact on other income growth during 2003 and 2004, the acquisition of Resource Bank contributed $14.4 million to total other income in 2004.

Investment management and trust services income grew $919,000, or 2.7%, in 2004 and $4.8 million, or 16.4%, in 2003. Trust commission income was relatively flat in 2004 after increasing $1.5 million, or 8.3%, in 2003 as improvements in the equity markets increased values of assets under management. Brokerage revenue increased $974,000, or 8.3%, in 2004 and $3.0 million, or 33.8%, in 2003 as a result of the performance of the equity markets and increased annuity sales.

Total service charges on deposit accounts increased $951,000, or 2.5%, in 2004 and $1.0 million, or 2.7%, in 2003. Overdraft fees increased $1.2 million, or 7.5%, in 2004 (including $175,000 due to the Acquisitions) and $407,000, or 2.7%, in 2003 (including $46,000 due to the Acquisitions). Cash management fees increased $50,000, or 0.7%, in 2004 and $260,000, or 3.6%, in 2003. The low interest rate environment has made cash management services less attractive for smaller business customers.

Other service charges and fees increased $1.6 million, or 8.7%, in 2004 (including $280,000 due to the Acquisitions) and $1.1 million, or 6.3%, in 2003 (including $53,000 due to the Acquisitions). The increase in both years was driven by growth in letter of credit fees, merchant fees and debit card fees. Letter of credit fees increased $245,000, or 7.2% in 2004 and $889,000, or 35.1%, in 2003, and merchant fees increased $372,000, or 8.2%, in 2004 and $491,000, or 12.2%, in 2003, all as a result of an increased focus on growing these business lines. Debit card fees increased $549,000, or 10.7%, in 2004 (including $55,000 due to the Acquisitions) and $122,000, or 2.4%, in 2003 (including $19,000 due to the Acquisitions). While the earnings rate on debit card transactions has decreased, the Corporation has seen an increase in transaction volume.

Gains on sales of mortgage loans increased $297,000, or 1.6%, in 2004 after increasing $5.0 million, or 36.0%, in 2003 and $4.4 million, or 45.6% in 2002. Resource Bank contributed $11.1 million to the 2004 amount and without that amount, this category would show a $10.8 million, or 57.0%, decrease. The decrease in the current year was expected based on the increase in interest rates from their historic lows and the resulting reduction in the level of mortgage refinancing activity.

Investment securities gains decreased $2.1 million, or 10.8%, in 2004 after increasing $10.9 million, or 120.8%, in 2003. Investment securities gains included realized gains on the sale of equity securities of $14.8 million and $17.3 million in 2004 and 2003, respectively, reflecting the general improvement in the equity markets and bank stocks in particular, and $3.1 million and $5.9 million in 2004 and 2003, respectively, on the sale of debt securities, which were generally sold to take advantage of the interest rate environment. These gains were offset by write-downs of $137,000 in 2004 and $3.3 million in 2003 for specific equity securities deemed to exhibit other than temporary impairment in value. As of December 31, 2004, the impaired securities still being held in the portfolio had recovered approximately $1.4 million of the original write-down amount.

Other income increased $2.8 million, or 66.0%, in 2004 after decreasing $2.4 million, or 36.1%, in 2003. The increase in 2004 is entirely due to the acquisition of Resource Bank, which generated significant fee income from its mortgage-related business. The decrease in 2003 resulted from the reversal of $848,000 of negative goodwill in 2002 and a decrease in mortgage loan servicing income as the amortization of mortgage servicing rights increased.

Other Expenses

The following table presents the components of other expenses for each of the past three years:

	2004	2003	2002
	(in thousands)
Salaries and employee benefits	$162,126	$136,002	$127,584
Net occupancy expense	23,813	19,896	17,705
Equipment expense	10,769	10,505	11,295
Data processing	11,430	11,532	11,968
Advertising	6,943	6,039	6,525
Intangible amortization	4,726	2,059	1,838
Other	53,808	45,526	46,850

Total	$273,615	$231,559	$223,765

Total other expenses increased $42.1 million, or 18.2%, in 2004 (including $30.0 million due to the Acquisitions) and $7.8 million, or 3.5% in 2003 (including $4.8 million due to the Acquisitions).

The following table presents the amounts included in the above totals which were contributed by the Acquisitions:

	2004	2003
	(in thousands)
Salaries and employee benefits	$18,523	$2,121
Net occupancy expense	2,923	378
Equipment expense	1,426	138
Data processing	936	387
Advertising	1,028	48
Intangible amortization	1,504	570
Other	8,549	1,183

Total	$34,889	$4,825

The following table presents the components of other expenses for each of the past three years, excluding the amounts contributed by the Acquisitions:

	2004	2003	2002
	(in thousands)
Salaries and employee benefits	$143,603	$133,881	$127,584
Net occupancy expense	20,890	19,518	17,705
Equipment expense	9,343	10,367	11,295
Data processing	10,494	11,145	11,968
Advertising	5,915	5,991	6,525
Intangible amortization	3,222	1,489	1,838
Other	45,259	44,343	46,850

Total	$238,726	$226,734	$223,765

The discussion that follows addresses changes in other expenses, excluding the Acquisitions.

Salaries and employee benefits increased $9.7 million, or 7.3%, in 2004 and $6.3 million, or 4.9%, in 2003. The salary expense component increased $4.2 million, or 3.9%, in 2004 and $5.3 million, or 5.2%, in 2003, driven by salary increases for existing employees as total average full-time equivalent employees remained relatively consistent at approximately 2,900. In 2003, an increase in commission expense related to brokerage business also contributed to the increase in salary expense. Employee benefits increased $5.1 million, or 21.7%, in 2004 and $1.7 million, or 7.9%, in 2003 driven mainly by continued increases in healthcare costs and retirement plan expenses. See additional discussion of the Corporations defined benefit pension plan in Note L, “Employee Benefit Plans”, in the Notes to Consolidated Financial Statements.

Net occupancy expense increased $1.4 million, or 7.0%, to $20.9 million in 2004 after increasing $1.8 million, or 10.2%, in 2003. The increases resulted from the expansion of the branch network and the addition of new office space for existing affiliates. Equipment expense decreased $1.0 million, or 9.9%, in 2004 after decreasing $928,000, or 8.2%, in 2003. The decrease in both years was due to lower depreciation expense as certain equipment became fully depreciated.

Data processing expense decreased $651,000, or 5.8%, in 2004 after decreasing $823,000, or 6.9%, in 2003. The Corporation has been successful over the past few years in renegotiating key processing contracts with certain vendors.

Advertising expense decreased $76,000, or 1.3%, in 2004 after decreasing $534,000, or 8.2%, in 2003. The Corporation had made a conscious decision to control advertising spending in both 2004 and 2003.

Intangible amortization increased $1.7 million, or 116.4%, in 2004 after decreasing $349,000, or 19.0%, in 2003. Intangible amortization consists of the amortization of unidentifiable intangible assets related to branch and loan acquisitions, core deposit intangible assets, and other identified intangible assets. The increase in 2004 primarily represents the amortization of intangible assets related to the acquisition of an agriculture loan portfolio in December 2003. The decrease in 2003 resulted from an accelerated amortization schedule in connection with a prior branch acquisition.

Other expense increased $916,000, or 2.1%, in 2004 after decreasing $2.5 million, or 5.4%, in 2003. The Corporation’s costs increased as a result of complying with the provisions of the Sarbanes-Oxley Act of 2002. These costs were realized in external audit fees, which increased from $363,000 in 2003 to $1.6 million in 2004 as well as an additional $400,000 in consulting expense during 2004. These cost increases were offset by reductions in operating risk loss, other real estate expenses and legal fees. In 2003, many categories of costs decreased including operating risk loss, legal fees and non-income taxes. Additionally, there were amounts accrued for leasing residual value losses and severance in 2002 that did not recur in 2003.

Income Taxes

Income taxes increased $5.9 million, or 9.9%, in 2004 and $2.9 million, or 5.1%, in 2003. The Corporation’s effective tax rate (income taxes divided by income before income taxes) remained fairly stable at 29.9%, 30.1% and 29.8% in 2004, 2003 and 2002, respectively. In general, the variances from the 35% Federal statutory rate consisted of tax-exempt interest income and investments in low and moderate income housing partnerships, which generate Federal tax credits. Net credits were $4.5 million, $4.0 million and $4.0 million in 2004, 2003 and 2002, respectively.

For additional information regarding income taxes, see Note K, “Income Taxes” in the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION

Total assets increased $1.4 billion, or 14.2%, to $11.2 billion at December 31, 2004. Excluding the Resource and First Washington acquisitions (the 2004 Acquisitions), total assets decreased $236.4 million, or 2.4%. During 2004, maturing investment securities were not reinvested, instead paying off short-term borrowings and funding loan growth, in expectation of continued increases in short-term interest rates. Total loans increased $1.4 billion, or 23.2% ($552.0 million, or 9.1%, excluding the 2004 Acquisitions), while total investments decreased $477.3 million, or 16.3% ($808.8 million, or 27.6%, excluding the 2004 Acquisitions). Total deposits increased $1.1 billion, or 16.9%, to $7.9 billion at December 31, 2004, with $1.0 billion of the increase attributable to the 2004 Acquisitions.

The table below presents a condensed ending balance sheet for the Corporation, adjusted for the balances recorded for the 2004 Acquisitions, in comparison to 2003 ending balances.

	2004			2003	Increase (decrease) (3)
	Fulton Financial Corporation (As Reported)	2004 Acquisitions (1)	Fulton Financial Corporation (2)	Fulton Financial Corporation	$	%
	(dollars in thousands)
Assets:

Cash and due from banks	$278,065	$26,320	$251,745	$300,966	$(49,221)	16.4%
Other earning assets	195,560	117,487	78,073	37,320	40,753	109.2
Investment securities	2,449,859	331,541	2,118,318	2,927,150	(808,832)	(27.6)
Loans, net allowance	7,494,920	860,638	6,634,282	6,082,294	551,988	9.1
Premises and equipment	146,911	22,382	124,529	120,777	3,752	3.1
Goodwill and intangible assets	389,322	239,281	150,210	144,796	5,414	3.7
Other assets	203,714	29,779	173,766	153,985	19,781	12.9

Total Assets	$11,158,351	$1,627,428	$9,530,923	$9,767,288	$(236,365)	(2.4)%

Liabilities and Shareholders’ Equity:

Deposits	$7,895,524	$1,024,863	$6,870,661	$6,751,783	$118,878	1.8%
Short-term borrowings	1,194,524	127,755	1,066,769	1,396,711	(329,942)	(23.6)
Long-term debt	684,236	134,015	550,221	568,730	(18,509)	(3.3)
Other liabilities	141,777	19,268	122,509	103,128	19,381	18.8

Total Liabilities	9,916,061	1,305,901	8,610,160	8,820,352	(210,192)	(2.4)

Shareholders’ equity	1,242,290	321,527	920,763	946,936	(26,173)	(2.8)

Total Liabilities and Shareholders’ Equity	$11,158,351	$1,627,428	$9,530,923	$9,767,288	$(236,365)	(2.4)%

(1)	Balances recorded on acquisition dates.
(2)	Excluding Resource and First Washington.
(3)	Fulton Financial Corporation, excluding Resource and First Washington as compared to the prior year.

Loans

The following table sets forth the amount of loans outstanding as of the dates shown:

	December 31
	2004	2003	2002	2001	2000
	(in thousands)
Commercial – industrial and financial	$1,946,962	$1,594,451	$1,489,990	$1,341,280	$1,248,045
Commercial – agricultural	326,176	354,517	189,110	154,100	138,127
Real-estate – commercial mortgage	2,461,016	1,992,650	1,527,143	1,428,066	1,359,715
Real-estate – commercial construction	348,846	264,129	201,178	208,191	202,286
Real-estate – residential mortgage	543,072	434,568	534,286	793,507	965,760
Real-estate – residential construction	277,940	42,979	47,387	59,436	45,096
Real estate – home equity	1,108,249	890,044	710,497	675,292	603,876
Consumer	506,290	516,587	543,040	626,985	738,797
Leasing and other	77,767	84,056	89,903	107,054	97,138
Deferred loan fees, net of costs	(4,972)	(6,410)	(5,840)	(8,231)	(9,194)

	7,591,346	6,167,571	5,326,694	5,385,680	5,389,646
Unearned income	(6,799)	(7,577)	(9,626)	(12,660)	(14,987)

Totals	$7,584,547	$6,159,994	$5,317,068	$5,373,020	$5,374,659

Total loans, net of unearned increased $1.4 billion, or 23.1%, in 2004 ($552.5 million, or 9.0%, excluding the 2004 Acquisitions). The internal growth of $552.5 million included increases in total commercial loans ($148.5 million, or 7.6%), commercial mortgage loans ($183.8 million, or 8.1%), construction loans ($42.7 million, or 13.9%), residential mortgages ($22.6 million, or 5.2%), and home equity loans ($168.3 million, or 18.9%), offset partially by decreases in consumer loans ($16.6 million, or 3.2%) and leasing and other loans ($8.0 million, or 10.3%).

In 2003, total loans increased $842.9 million, or 15.9% ($319.1 million, or 6.0%, excluding the Premier and purchased loan acquisitions). Excluding these acquisitions, increases in total commercial loans ($45.6 million, or 2.7%), commercial mortgage loans ($177.2 million, or 11.6%), construction loans ($50.6 million, or 20.4%) and residential mortgages ($76.2 million, or 6.1%), were offset by decreases in consumer loans ($27.1 million, or 5.0%) and leasing and other ($3.4 million, or 4.6%).

Investment Securities

The following table sets forth the carrying amount of investment securities held to maturity (HTM) and available for sale (AFS) as of the dates shown:

	December 31
	2004			2003			2002
	HTM	AFS	Total	HTM	AFS	Total	HTM	AFS	Total
	(in thousands)
U.S. Government and agency securities	$6,903	$128,925	$135,828	$7,728	$82,439	$90,167	$8,568	$97,304	$105,872
State and municipal	10,658	332,455	343,113	4,462	298,030	302,492	4,679	249,866	254,545
Equity securities	—	170,065	170,065	—	212,352	212,352	—	155,138	155,138
Corporate debt securities	650	71,127	71,777	640	28,656	29,296	50	300	350
Mortgage-backed securities	6,790	1,722,286	1,729,076	10,163	2,282,680	2,292,843	19,387	1,880,999	1,900,386

Totals	$25,001	$2,424,858	$2,449,859	$22,993	$2,904,157	$2,927,150	$32,684	$2,383,607	$2,416,291

Total investment securities decreased $477.3 million, or 16.4%, ($808.8 million, or 27.6%, excluding the 2004 Acquisitions), to a balance of $2.4 billion at December 31, 2004. In 2003, investment securities increased $510.9 million, or 21.1%, to reach a balance of $2.9 billion. As noted above, the decrease in 2004 represented maturities and prepayments that were not reinvested due to the expectation of increasing short-term interest rates.

The Corporation classified virtually its entire investment portfolio as available for sale at December 31, 2004 and, as such, these investments were recorded at their estimated fair values. As short-term interest rates increased in the second half of 2004, the net unrealized gain on non-equity available for sale investment securities decreased $24.8 million from a net unrealized gain of $3.8 million at December 31, 2003 to a net unrealized loss of $21.1 million at December 31, 2004.

At December 31, 2004, equity securities consisted of FHLB and other government agency stock ($63.4 million), stocks of other financial institutions ($69.2 million) and mutual funds and other ($37.4 million). The bank stock portfolio has historically been a source of capital appreciation and realized gains ($14.8 million in 2004, $17.3 million in 2003 and $7.4 million in 2002). Management periodically sells bank stocks when, in its opinion, valuations and market conditions warrant such sales.

Other Assets

Cash and due from banks decreased $22.9 million, or 7.6% ($49.2 million, or 16.4%, excluding the 2004 Acquisitions), in 2004, following a $13.9 million, or 4.4%, decrease in 2003. Because of the daily fluctuations that result in the normal course of business, cash is more appropriately analyzed in terms of average balances. On an average balance basis, cash and due from banks increased $36.2 million, or 12.9%, from $280.0 million in 2003 to $316.2 million in 2004, following a $26.5 million, or 10.4%, increase in 2003. The increase in both years resulted from acquisitions and growth in the Corporation’s branch network.

Premises and equipment increased $26.1 million, or 21.6%, in 2004 to $146.9 million, which included $22.4 as a result of the 2004 Acquisitions. The remaining increase reflects additions of $16.2 million primarily for the construction of various new branch and office facilities, partially offset by current year depreciation expense.

Goodwill and intangible assets increased $244.5 million, or 168.9%, in 2004, following a $72.5 million, or 100.3%, increase in 2003, as a result of acquisitions. Other assets increased $49.7 million, or 32.3%, in 2004 to $203.7 million, including $29.8 million as a result of the 2004 Acquisitions, an increase in the net deferred tax asset mainly as a result of decreases in unrealized gains on investment securities, and an $11.9 million increase in investments in low-income housing projects. During 2004, equity investments of $17.5 million were made to eight new partnerships. The Corporation made its initial investment of this type during 1989 and is now involved in 58 partnerships, located in the communities served by its subsidiary banks. The carrying value of these investments was approximately $52.0 million at December 31, 2004. With these investments, the Corporation not only improves the quantity and quality of available housing for low income individuals in support of its banks’ Community Reinvestment Act compliance efforts, but also becomes eligible for tax credits under Federal and, in some cases state, programs.

Deposits and Borrowings

Deposits increased $1.1 billion, or 16.9%, to $7.9 billion at December 31, 2004 ($118.9 million, or 1.8%, excluding the 2004 Acquisitions). This compares to an increase of $506.3 million, or 8.1%, in 2003, ($71.8 million, or 1.1%, excluding the Premier acquisition). The recent trend has been strong growth in core demand and savings accounts, offset by declines in time deposits. Consumers have continued to favor banks over the equity markets, even though market performance has recovered some of its decline from the past few years. In addition, the relatively low interest rate environment resulted in consumers continuing to favor demand and savings products over time deposits. Although short-term rates have increased in 2004, longer-term rate increases have not been as significant. If longer-term rates increase significantly in the future, consumers may shift their deposit funds to higher cost time deposits.

During 2004, demand deposits increased $457.1 million, or 17.9% ($234.6 million, or 10.8%, excluding the 2004 Acquisitions), savings deposits increased $165.7 million, or 9.5% ($58.7 million, or 3.8%, excluding the 2004 Acquisitions) and time deposits increased $521,000 , or 21.3% (decrease of $174.5 million, or 7.2%, excluding the 2004 Acquisitions).

During 2003, demand deposits increased $372.7 million, or 17.1% ($220.8 million, or 10.1%, excluding Premier), savings deposits increased $222.4 million, or 14.5% ($139.0 million, or 9.1%, excluding Premier), while time deposits decreased $88.8 million, or 3.5%, ($287.9 million, or 11.3%, excluding Premier). Many of the trends experienced during 2003 began in 2001 when the FRB started its series of rate cuts.

Short-term borrowings, which consist mainly of Federal funds purchased and customer cash management accounts, decreased $202.2 million, or 14.5% ($329.9 million, or 23.6%, excluding the 2004 Acquisitions), in 2004 after increasing $764.5 million, or 120.9%, in

2003. The decrease in 2004 was due to strategies to reduce overnight Federal funds purchased in the recent rising rate environment. In 2003, the increase resulted from actions taken to manage the gap position and to take advantage of low short-term borrowing rates. Long-term debt increased $115.5 million, or 20.3% (decrease of $18.5 million, or 3.3%, excluding the 2004 Acquisitions). The decrease in 2004 was due to a decrease in Federal Home Loan Bank advances. Long-term debt increased $33.2 million, or 6.2%, during 2003 mainly due to $25.0 million of junior subordinated debentures assumed from Premier.

Other Liabilities

Other liabilities increased $38.6 million, or 37.5% ($19.4 million, or 18.8%, excluding the 2004 Acquisitions), following a $2.1 million, or 2.0%, decrease in 2003. The increase in 2004 was primarily attributable to additional equity commitments for low-income housing projects ($9.2 million increase), an increase in accrued retirement benefits ($2.4 million) and an increase in dividends payable to shareholders ($2.5 million).

Shareholders’ Equity

Total shareholders’ equity of $1.2 billion, or 11.1% of ending total assets, increased $295.4 million, or 31.2%, since December 31, 2003. This growth reflected the issuance of stock to effect the 2004 Acquisitions in the amount of $311.1 million, offset by treasury stock purchases of $79.0 million. Shareholders’ equity was also increased by retained earnings of $75.7 million.

The Corporation periodically implements stock repurchase plans for various corporate purposes. In addition to evaluating the financial benefits of implementing repurchase plans, management also considers liquidity needs, the current market price per share and regulatory limitations. In 2002, the Board of Directors approved a stock repurchase plan for 5.8 million shares, which was extended through June 30, 2004. During 2004, 1.3 million shares were repurchased under this plan. On June 15, 2004, the Board of Directors approved a stock repurchase plan for 4.0 million shares through December 31, 2004. During 2004, 2.5 million shares were repurchased under this plan, including 1.0 million shares acquired under an accelerated share repurchase program. On December 21, 2004, the Board of Directors extended the stock repurchase plan through June 30, 2005 and increased the total number of shares that could be repurchased to 4.0 million. No shares were purchased under this extended plan in 2004.

The Corporation and its subsidiary banks are subject to regulatory capital requirements administered by various banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of December 31, 2004, the Corporation and each of its bank subsidiaries met the minimum capital requirements. In addition, the Corporation and each of its bank subsidiaries’ capital ratios exceeded the amounts required to be considered “well-capitalized” as defined in the regulations. See also Note J, “Regulatory Matters”, in the Notes to Consolidated Financial Statements.

Contractual Obligations and Off-Balance Sheet Arrangements

The Corporation has various financial obligations that may require future cash payments. These obligations include the payment of liabilities recorded on the Corporation’s balance sheet as well as contractual obligations for purchased services or for operating leases. The following table summarizes significant contractual obligations to third parties, by type, that are fixed and determinable at December 31, 2004:

	Payments Due In
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Deposits with no stated maturity (a)	$4,926,478	$—	$—	$—	$4,926,478
Time deposits (b)	1,503,631	982,014	173,822	309,579	2,969,046
Short-term borrowings (c)	1,194,524	—	—	—	1,194,524
Long-term debt (c)	126,230	104,008	281,347	172,651	684,236
Operating leases (d)	8,051	13,961	8,592	19,752	50,356
Purchase obligations (e)	11,438	6,675	3,411	—	21,524

(a)	Includes demand deposits and savings accounts, which can be withdrawn by customers at any time.
(b)	See additional information regarding time deposits in Note H, “Deposits” in the Notes to Consolidated Financial Statements.
(c)	See additional information regarding borrowings in Note I, “Short-Term Borrowings and Long-Term Debt” in the Notes to Consolidated Financial Statements.
(d)	See additional information regarding operating leases in Note N, “Leases” in the Notes to Consolidated Financial Statements.
(e)	Includes significant information technology, telecommunication and data processing outsourcing contracts. Variable obligations, such as those based on transaction volumes, are not included.

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

The following table presents the Corporation’s commitments to extend credit and letters of credit as of December 31, 2004 (in thousands):

Commercial mortgage, construction and land development	$689,818
Home equity	412,790
Credit card	384,504
Commercial and other	1,851,159

Total commitments to extend credit	$3,338,271

Standby letters of credit	$533,094
Commercial letters of credit	24,312

Total letters of credit	$557,406

CRITICAL ACCOUNTING POLICIES

The following is a summary of those accounting policies that the Corporation considers to be most important to the portrayal of its financial condition and results of operations as they require management’s most difficult judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Allowance and Provision for Loan Losses – The Corporation accounts for the credit risk associated with its lending activities through the allowance and provision for loan losses. The allowance is an estimate of the losses inherent in the loan portfolio as of the balance sheet date. The provision is the periodic charge to earnings, which is necessary to adjust the allowance to its proper balance. On a quarterly basis, the Corporation assesses the adequacy of its allowance through a methodology that consists of the following:

•	Identifying loans for individual review under FASB Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (Statement 114). In general, these consist of large balance commercial loans and commercial mortgages, that are rated less than “satisfactory” based upon the Corporation’s internal credit-rating process.

•	Assessing whether the loans identified for review under Statement 114 are “impaired”. That is, whether it is probable that all amounts will not be collected according to the contractual terms of the loan agreement.

•	For loans identified as impaired, calculating the estimated fair value, using observable market prices, discounted cash flows or the value of the underlying collateral.

•	Classifying all non-impaired large balance loans based on credit risk ratings and allocating an allowance for loan losses based on appropriate factors, including recent loss history for similar loans.

•	Identifying all smaller balance homogeneous loans for evaluation collectively under the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (Statement 5). In general, these loans include residential mortgages, consumer loans, installment loans, smaller balance commercial loans and mortgages and lease receivables.

•	Statement 5 loans are segmented into groups with similar characteristics and an allowance for loan losses is allocated to each segment based on recent loss history and other relevant information.

•	Reviewing the results to determine the appropriate balance of the allowance for loan losses. This review gives additional consideration to factors such as the mix of loans in the portfolio, the balance of the allowance relative to total loans and non-performing assets, trends in the overall risk profile of the portfolio, trends in delinquencies and non-accrual loans and local and national economic conditions.

•	An unallocated allowance is maintained to recognize the imprecision in estimating and measuring loss exposure.

•	Documenting the results of its review in accordance with SAB 102.

The allowance review methodology is based on information known at the time of the review. Changes in factors underlying the assessment could have a material impact on the amount of the allowance that is necessary and the amount of provision to be charged against earnings. Such changes could impact future results.

Accounting for Business Combinations – The Corporation accounts for all business acquisitions using the purchase method of accounting as required by Statement of Financial Accounting Standards No. 141, “Business Combinations” (Statement 141). Purchase accounting requires the purchase price to be allocated to the estimated fair values of the assets acquired and liabilities assumed. It also requires assessing the existence of and, if necessary, assigning a value to certain intangible assets. The remaining excess purchase price over the fair value of net assets acquired is recorded as goodwill.

The purchase price is established as the value of securities issued for the acquisition, cash consideration paid and certain acquisition-related expenses. The fair values of assets acquired and liabilities assumed are typically established through appraisals, observable market values or discounted cash flows. Management has engaged independent third-party valuation experts to assist in valuing certain assets, particularly intangibles. Other assets and liabilities are generally valued using the Corporation’s internal asset/liability modeling system. The assumptions used and the final valuations, whether prepared internally or by a third party, are reviewed by management. Due to the complexity of purchase accounting, final determinations of values can be time consuming and, occasionally, amounts included in the Corporation’s consolidated balance sheets and consolidated statements of income are based on preliminary estimates of value.

Goodwill and Intangible Assets – Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (Statement 142) addresses the accounting for goodwill and intangible assets subsequent to acquisition. Intangible assets are amortized over their estimated lives. Some intangible assets have indefinite lives and are, therefore, not amortized. All intangible assets must be evaluated for impairment if certain events occur. Any impairment write-downs are recognized as expense in the consolidated income statement.

Goodwill is not amortized to expense, but is evaluated at least annually for impairment. The Corporation completes its annual goodwill impairment test as of October 31st of each year. The Corporation tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units. A fair value is then determined for each reporting unit. If the fair values of the reporting units exceed their book values, no write-down of the recorded goodwill is necessary. If the fair values are less than the book values, an additional test is necessary to assess the proper carrying value of the goodwill. The Corporation determined that no impairment write-offs were necessary during 2004, 2003 and 2002.

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

Income Taxes – The provision for income taxes is based upon income before income taxes, adjusted for the effect of certain tax-exempt income and non-deductible expenses. In addition, certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate.

The Corporation must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. The Corporation has determined that a valuation allowance is not required for deferred tax assets as of December 31, 2004, except in the case of deferred tax benefits related to state income tax net operating losses. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Corporation’s financial statements. See also Note K, “Income Taxes”, in the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

Note A, “Summary of Significant Accounting Policies”, in the Notes to Consolidated Financial Statements discusses the expected impact of recently issued accounting standards which have not yet been adopted by the Corporation.

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

Equity Market Price Risk

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s equity investments consist of common stocks of publicly traded financial institutions, U.S. Government and agency stocks and money market mutual funds. The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had a cost basis of approximately $56.9 million and a fair value of $64.3 million at December 31, 2004. Gross unrealized gains in this portfolio were approximately $7.8 million at December 31, 2004.

Although the carrying value of the financial institutions stocks accounted only for 0.6% of the Corporation’s total assets, the unrealized gains on the portfolio represent a potential source of revenue. The Corporation has a history of realizing gains from this portfolio and, if values were to decline significantly, this revenue source could be lost.

Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the companies. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation’s equity securities are classified as trading. Future cash flows from these investments are not provided in the table on page 29 as such investments do not have maturity dates.

The Corporation has evaluated, based on existing accounting guidance, whether any unrealized losses on individual equity investments constituted “other than temporary” impairment, which would require a write-down through a charge to earnings. Based on the results of such evaluations, the Corporation recorded write-downs of $137,000 in 2004 and $3.3 million in 2003 for specific equity securities which were deemed to exhibit other than temporary impairment in value. Through December 31, 2004, gains of approximately $1.7 million had been realized on the sale of investments previously written down and, as of December 31, 2004, the impaired securities still held in the portfolio had recovered approximately $1.4 million of the original write-down amount. Additional impairment charges may be necessary depending upon the performance of the equity markets in general and the performance of the individual investments held by the Corporation. See also Note C, “Investment Securities”, in the Notes to Consolidated Financial Statements.

In addition to the risk of changes in the value of its equity portfolio, the Corporation’s investment management and trust services revenue could also be impacted by fluctuations in the securities markets. A portion of the Corporation’s trust revenue is based on the value of the underlying investment portfolios. If securities markets contract, the Corporation’s revenue could be negatively impacted. In addition, the ability of the Corporation to sell its brokerage services is dependent, in part, upon consumers’ level of confidence in the outlook for rising securities prices.

Interest Rate Risk, Asset/Liability Management and Liquidity

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

The Corporation’s sources and uses of cash were discussed in general terms in the “Overview” section of Management’s Discussion. The consolidated statements of cash flows provide additional information. The Corporation generated $145.9 million in cash from operating activities during 2004, mainly due to net income. Investing activities resulted in a net cash inflow of $215.8 million, compared to a net cash outflow of $825.9 million in 2003. In 2004, proceeds from maturities and sales of investment securities exceeded reinvestments in the portfolio and the net increase in the loan portfolio. In 2003, funds provided by investment maturities and increased borrowings were used to purchase additional investment securities. Financing activities resulted in a net cash outflow of $384.5 million in 2004, compared to a net cash inflow of $623.3 in 2003 as funds provided by maturing investments were used to reduce short-term borrowings.

Liquidity must also be managed at the Fulton Financial Corporation parent company level. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from subsidiary banks to the Parent Company in the form of loans and dividends. Generally, these limitations are based on the subsidiary banks’ regulatory capital levels and their net income. Until 2004, the Parent Company has been able to meet its cash needs through normal, allowable dividends and loans. However, as a result of increased acquisition activity and stock repurchase plans, the Parent Company’s cash needs have increased, requiring additional sources of funds in 2004.

In 2004, the Parent Company entered into a revolving line of credit agreement with an unaffiliated bank. Under the terms of the agreement, the Parent Company can borrow up to $50.0 million (may be increased to $100.0 million upon request) with interest calculated at the one-month London Interbank Offering Rate (LIBOR) plus 0.625%. The credit agreement requires the Corporation to maintain certain financial ratios related to capital strength and earnings. The Corporation was in compliance with all required covenants under the credit agreement as of December 31, 2004.

This borrowing arrangement supplements the liquidity available from subsidiaries through dividends and borrowings and provides some flexibility in Parent Company cash management. As of December 31, 2004, $11.9 million had been borrowed on this line. Management continues to monitor the liquidity and capital needs of the Parent Company and will implement appropriate strategies, as necessary, to remain well-capitalized and to meet its cash needs.

In addition to its normal recurring and operating cash needs, the Parent Company will also pay cash for a portion of the SVB acquisition, which is expected to be completed in the third quarter of 2005. Based on the terms of the merger agreement, the Parent Company will pay a minimum of approximately $17.0 million and a maximum of approximately $34.0 million to consummate the acquisition. See Note Q, “Mergers and Acquisitions” in the Notes to Consolidated Financial Statements for a summary of the terms of this transaction.

At December 31, 2004, liquid assets (defined as cash and due from banks, short-term investments, Federal funds sold, mortgages available for sale, securities available for sale, and non-mortgage-backed securities held to maturity due in one year or less) totaled $2.9 billion, or 26.1% of total assets. This compares to $3.2 billion, or 33.2% of total assets, at December 31, 2003.

The following tables set forth the maturities of investment securities at December 31, 2004 and the weighted average yields of such securities (calculated based on historical cost):

HELD TO MATURITY (at amortized cost)

	MATURING
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
U.S. Government and agency securities	$862	2.25%	$3,549	4.13%	$2,179	4.29%	$313	7.61%
State and municipal (1)	8,893	2.98	1,110	6.32	655	8.00	—	—
Other securities	50	6.91	600	4.13	—	—	—	—

Totals	$9,805	2.93%	$5,259	4.59%	$2,834	5.15%	$313	7.61%

Mortgage-backed securities (2)	$6,790	6.04%

AVAILABLE FOR SALE (at estimated fair value)

	MATURING
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
U.S. Government and agency securities	$82,954	1.97%	$29,884	3.15%	$11,934	5.04%	$4,153	3.39%
State and municipal (1)	30,570	4.52	161,760	5.17	98,740	5.09	41,385	8.67
Other securities	3,327	6.28	378	5.01	2,962	7.19	64,460	7.24

Totals	$116,851	2.76%	$192,022	4.85%	$113,636	5.14%	$109,998	7.63%

Mortgage-backed securities (2)	$1,722,286	3.45%

(1)	Weighted average yields on tax-exempt securities have been computed on a fully tax-equivalent basis assuming a tax rate of 35 percent.
(2)	Maturities for mortgage-backed securities are dependent upon the interest rate environment and prepayments on the underlying loans. For the purpose of this table, the entire balance and weighted average rate is shown in one period.

The Corporation’s investment portfolio consists mainly of mortgage-backed securities which do not have stated maturities. Cash flows from such investments are dependent upon the performance of the underlying mortgage loans, and are generally influenced by the level of interest rates. As rates increase, cash flows generally decrease as prepayments on the underlying mortgage loans decrease. As rates decrease, cash flows generally increase as prepayments increase. The Corporation invests primarily in five and seven year balloon mortgage-backed securities to limit interest rate risk and promote liquidity.

The following table presents the approximate contractual maturity and sensitivity of certain loan types, excluding consumer loans and leases, to changes in interest rates as of December 31, 2004:

	One Year or Less	One Through Five Years	More Than Five Years	Total
	(in thousands)
Commercial, financial and agricultural:
Floating rate	$523,570	$518,874	$770,183	$1,812,627
Fixed rate	139,925	243,802	76,784	460,511

Total	$663,495	$762,676	$846,967	$2,273,138

Real-estate – mortgage:
Floating rate	$480,490	$1,222,487	$882,216	$2,585,193
Fixed rate	744,984	671,297	110,863	1,527,144

Total	$1,225,474	$1,893,784	$993,079	$4,112,337

Real-estate – construction:
Floating rate	$292,368	$108,896	$72,776	$474,040
Fixed rate	87,020	28,631	37,095	152,746

Total	$379,388	$137,527	$109,871	$626,786

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

Contractual maturities of time deposits of $100,000 or more outstanding at December 31, 2004 are as follows (in thousands):

Three months or less	$114,859
Over three through six months	77,021
Over six through twelve months	95,626
Over twelve months	248,458

Total	$535,964

Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. At December 31, 2004, the Corporation had $645.5 million in term advances from the FHLB with an additional $1.3 billion of borrowing capacity (including both short-term funding on its lines of credit and long-term borrowings). This availability, along with Federal funds lines at various correspondent commercial banks, provides the Corporation with additional liquidity.

The following table provides information about the Corporation’s interest rate sensitive financial instruments. The table presents expected cash flows and weighted average rates for each significant interest rate sensitive financial instrument, by expected maturity period (dollars in thousands).

	Expected Maturity Period						Total	Estimated Fair Value
	2005	2006	2007	2008	2009	Beyond
Fixed rate loans (1)	$747,825	$486,830	$402,921	$261,533	$161,706	$325,429	$2,386,244	$2,480,958
Average rate (2)	6.07%	6.15%	6.08%	6.05%	6.31%	6.38%	6.14%
Floating rate loans (1) (3)	1,362,108	685,031	538,425	442,696	391,812	1,778,231	5,198,303	5,188,778
Average rate (2)	5.97%	5.83%	6.02%	6.11%	5.70%	4.83%	5.56%

Fixed rate investments (1)	577,487	367,723	295,099	429,357	193,217	428,146	2,291,029	2,270,383
Average rate (2)	3.41%	3.77%	4.06%	3.85%	4.07%	4.05%	3.81%
Floating rate investments (1)	—	—	—	141	—	9,681	9,822	9,823
Average rate	—	—	—	5.85%	—	3.40%	3.44%

Other interest-earning assets	195,560	—	—	—	—	—	195,560	195,560
Average rate	6.09%	—	—	—	—	—	6.09%

Total	$2,882,980	$1,539,584	$1,236,445	$1,133,727	$746,735	$2,541,487	$10,080,958	$10,145,502
Average rate	5.40%	5.44%	5.57%	5.24%	5.41%	4.90%	5.29%

Fixed rate deposits (4)	$1,521,075	$556,945	$409,100	$96,606	$64,590	$281,729	$2,930,045	$2,935,643
Average rate	2.25%	2.97%	3.93%	3.29%	3.82%	4.26%	2.88%
Floating rate deposits (5)	1,978,454	192,717	192,717	192,717	192,717	2,216,157	4,965,479	4,965,384
Average rate	1.03%	0.27%	0.27%	0.27%	0.27%	0.19%	0.54%

Fixed rate borrowings (6)	154,728	37,874	87,487	221,671	42,405	140,071	684,236	710,215
Average rate	4.37%	3.36%	3.80%	5.01%	4.80%	5.38%	4.68%
Floating rate borrowings (7)	1,194,524	—	—	—	—	—	1,194,524	1,194,524
Average rate	1.54%	—	—	—	—	—	1.54%

Total	$4,848,781	$787,536	$689,304	$510,994	$299,712	$2,637,957	$9,774,284	$9,805,766
Average rate	1.75%	2.33%	2.89%	2.89%	1.67%	0.91%	1.71%

Assumptions:

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments.
(2)	Average rates are shown on a fully taxable equivalent basis using an effective tax rate of 35%.
(3)	Floating rate loans include adjustable rate commercial loans and mortgages which may not reprice immediately upon a change in interest rates.
(4)	Amounts are based on contractual maturities of fixed rate time deposits.
(5)	Money market, Super NOW, NOW and savings accounts are placed based on history of deposit flows.
(6)	Amounts are based on contractual maturities of Federal Home Loan Bank advances, adjusted for possible calls.
(7)	Amounts are Federal funds purchased and securities sold under agreements to repurchase, which mature in less than 90 days.

The preceding table and discussion addressed the liquidity implications of interest rate risk and focused on expected cash flows from financial instruments. Expected maturities, however, do not necessarily reflect the net interest income impact of interest rate changes. Certain financial instruments, such as adjustable rate loans, have repricing periods that differ from expected cash flows.

In addition to the interest rate sensitive instruments included in the preceding table, the Corporation also had interest rate swaps with a notional amount of $220 million as of December 31, 2004. These swaps were used to hedge certain long-term fixed rate certificates of deposit held at one of the Corporation’s affiliate banks. The terms of the certificates of deposit and the interest rate swaps mirror each other and were committed to simultaneously. Under the terms of the agreements, the Corporation is the fixed rate receiver and the floating rate payer (generally tied to the three month London Interbank Offering Rate, or LIBOR, a common index used for setting rates between financial institutions). The combination of the interest rate swaps and the issuance of the certificates of deposit generates long-term floating rate funding for the Corporation.

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

Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into repricing periods. The assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits not having a contractual maturity are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans and for mortgage-backed securities includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative 6-month gap to plus or minus 15% of total earning assets. The cumulative 6-month gap as of December 31, 2004 was 1.00. The following is a summary of the interest sensitivity gaps for various time intervals as of December 31, 2004:

	0-90 Days	91-180 Days	181-365 Days
GAP	1.00	0.97	1.08
CUMULATIVE GAP	1.00	1.00	1.01

Simulation of net interest income is performed for the next twelve-month period. A variety of interest rate scenarios are used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of earnings is used primarily to measure the Corporation’s short-term earnings exposure to rate movements. The Corporation’s policy limits the potential exposure of net interest income to 10% of the base case net interest income for every 100 basis point “shock” in interest rates. A “shock” is an immediate upward or downward movement of short-term interest rates with changes across the yield curve based upon industry projections. The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current low rates, only the 100 basis shock in a downward scenario is shown):

Rate Shock	Annual change in net interest income	% Change
+300 bp	+ $26.4 million	+6.9%
+200 bp	+ $17.6 million	+4.6%
+100 bp	+ $12.6 million	+3.3%
-100 bp	- $8.6 million	-2.2%

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

Rate Shock	Change in economic value of equity	% Change
+300 bp	+ $36.0 million	+2.3%
+200 bp	+ $23.0 million	+1.4%
+100 bp	+ $34.2 million	+2.1%
-100 bp	- $52.6 million	-3.3%

As with any modeling system, the results of the static gap and simulation of net interest income and economic value of equity are a function of the assumptions and projections built into the model. The actual behavior of the financial instruments could differ from these assumptions and projections.

Common Stock

As of December 31, 2004, the Corporation had 125.7 million shares of $2.50 par value common stock outstanding held by 45,440 shareholders. The common stock of the Corporation is traded on the national market system of the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol FULT.

The following table presents the quarterly high and low prices of the Corporation’s common stock and per-share cash dividends declared for each of the quarterly periods in 2004 and 2003. Per-share amounts have been retroactively adjusted to reflect the effect of stock dividends.

	Price Range		Per-Share Dividend
	High	Low
2004
First Quarter	$21.70	$19.86	$0.152
Second Quarter	21.64	19.14	0.165
Third Quarter	21.90	20.00	0.165
Fourth Quarter	23.60	21.05	0.165

2003
First Quarter	$17.32	$15.89	$0.136
Second Quarter	20.00	17.01	0.152
Third Quarter	20.48	18.33	0.152
Fourth Quarter	20.95	18.81	0.152

On June 15, 2004 the Board of Directors approved a stock repurchase plan to repurchase up to 4.0 million shares through December 31, 2004. As of November 30, 2004, the Corporation repurchased approximately 2.5 million of these shares leaving approximately 1.5 million shares still available for repurchase. On December 21, 2004 the Board of Directors approved an extension of the program through June 30, 2005, and increased the total number of shares that could be repurchased to 4.0 million. As of December 31, 2004, no additional shares were repurchased subsequent to the extension of the program. No stock repurchases were made outside publicly announced plans and all were made under the guidelines of Rule 10b-18 and in compliance with Regulation M. The following table presents information related to shares repurchased during the fourth quarter ended December 31, 2004:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program
(10/01/04 – 10/31/04)	68,000	21.63	68,000	2,566,301
(11/01/04 – 11/30/04)	1,076,000	21.97	1,076,000	1,490,301
(12/01/04 – 12/31/04)	—	—	—	4,000,000

Total	1,144,000	21.95	1,144,000	4,000,000

Item 8. Financial Statements and Supplementary Data

CONS OLIDATED BALANCE SHEETS

(dollars in thousands, except per-share data)

	December 31
	2004	2003
Assets
Cash and due from banks	$278,065	$300,966
Interest-bearing deposits with other banks	4,688	4,559
Federal funds sold	32,000	—
Mortgage loans held for sale	158,872	32,761
Investment securities:
Held to maturity (estimated fair value of $25,413 in 2004 and $23,739 in 2003)	25,001	22,993
Available for sale	2,424,858	2,904,157

Loans, net of unearned income	7,584,547	6,159,994
Less: Allowance for loan losses	(89,627)	(77,700)

Net Loans	7,494,920	6,082,294

Premises and equipment	146,911	120,777
Accrued interest receivable	40,633	34,407
Goodwill	364,019	127,202
Intangible assets	25,303	17,594
Other assets	163,081	119,578

Total Assets	$11,158,351	$9,767,288

Liabilities
Deposits:
Noninterest-bearing	$1,507,799	$1,262,214
Interest-bearing	6,387,725	5,489,569

Total Deposits	7,895,524	6,751,783

Short-term borrowings:
Federal funds purchased	676,922	933,000
Other short-term borrowings	517,602	463,711

Total Short-Term Borrowings	1,194,524	1,396,711

Accrued interest payable	27,279	24,579
Other liabilities	114,498	78,549
Federal Home Loan Bank advances and long-term debt	684,236	568,730

Total Liabilities	9,916,061	8,820,352

Shareholders’ Equity
Common stock, $2.50 par value, 400 million shares authorized, 134.2 million shares issued in 2004 and 119.5 million shares issued in 2003	335,604	284,480
Additional paid-in capital	1,000,111	633,588
Retained earnings	77,419	117,373
Accumulated other comprehensive (loss) income	(10,133)	12,267
Treasury stock (8.5 million shares in 2004 and 5.8 million shares in 2003), at cost	(160,711)	(100,772)

Total Shareholders’ Equity	1,242,290	946,936

Total Liabilities and Shareholders’ Equity	$11,158,351	$9,767,288

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per-share data)

	Year Ended December 31
	2004	2003	2002
Interest Income
Loans, including fees	$396,731	$341,393	$370,318
Investment securities:
Taxable	76,792	77,450	84,139
Tax-exempt	9,553	10,436	9,835
Dividends	4,023	4,076	4,066
Other interest income	6,544	2,176	930

Total Interest Income	493,643	435,531	469,288

Interest Expense
Deposits	89,779	94,198	125,394
Short-term borrowings	15,182	7,373	6,598
Long-term debt	31,033	29,523	26,227

Total Interest Expense	135,994	131,094	158,219

Net Interest Income	357,649	304,437	311,069
Provision for Loan Losses	4,717	9,705	11,900

Net Interest Income After Provision for Loan Losses	352,932	294,732	299,169

Other Income
Investment management and trust services	34,817	33,898	29,114
Service charges on deposit accounts	39,451	38,500	37,502
Other service charges and fees	20,494	18,860	17,743
Gain on sale of mortgage loans	19,262	18,965	13,941
Investment securities gains	17,712	19,853	8,992
Other	7,128	4,294	6,720

Total Other Income	138,864	134,370	114,012

Other Expenses
Salaries and employee benefits	162,126	136,002	127,584
Net occupancy expense	23,813	19,896	17,705
Equipment expense	10,769	10,505	11,295
Data processing	11,430	11,532	11,968
Advertising	6,943	6,039	6,525
Intangible amortization	4,726	2,059	1,838
Other	53,808	45,526	46,850

Total Other Expenses	273,615	231,559	223,765

Income Before Income Taxes	218,181	197,543	189,416
Income Taxes	65,264	59,363	56,468

Net Income	$152,917	$138,180	$132,948

Per-Share Data:
Net Income (Basic)	$1.28	$1.23	$1.17
Net Income (Diluted)	1.27	1.22	1.17
Cash Dividends	0.647	0.593	0.531

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Number of Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
	(dollars in thousands)
Balance at January 1, 2002	113,850,000	$207,962	$536,235	$65,649	$12,970	$(11,362)	$811,454
Comprehensive income:
Net income				132,948			132,948
Unrealized gain on securities (net of $14.9 million tax effect)					27,676		27,676
Less – reclassification adjustment for gains included in net income (net of $3.1 million tax expense)					(5,845)		(5,845)

Total comprehensive income							154,779

5 for 4 stock split paid in the form of a 25% stock dividend		51,981	(52,050)				(69)
Stock issued	371,000		(3,157)			6,964	3,807
Acquisition of treasury stock	(2,751,000)					(46,133)	(46,133)
Cash dividends – $0.531 per share				(60,096)			(60,096)

Balance at December 31, 2002	111,470,000	259,943	481,028	138,501	34,801	(50,531)	863,742
Comprehensive income:
Net income				138,180			138,180
Unrealized loss on securities (net of $5.2 million tax effect)					(9,630)		(9,630)
Less – reclassification adjustment for gains included in net income (net of $6.9 million tax expense)					(12,904)		(12,904)

Total comprehensive income							115,646

Stock dividend – 5%		12,998	79,491	(92,526)			(37)
Stock issued	566,000		(3,570)			9,458	5,888
Stock issued for acquisition of Premier Bancorp, Inc.	4,846,000	11,539	76,639				88,178
Acquisition of treasury stock	(3,214,000)					(59,699)	(59,699)
Cash dividends – $0.593 per share				(66,782)			(66,782)

Balance at December 31, 2003	113,668,000	284,480	633,588	117,373	12,267	(100,772)	946,936
Comprehensive income:
Net income				152,917			152,917
Unrealized loss on securities (net of $5.6 million tax effect)					(10,329)		(10,329)
Less – reclassification adjustment for gains included in net income (net of $6.2 million tax expense)					(11,513)		(11,513)
Minimum pension liability adjustment (net of $300,000 tax effect)					(558)		(558)

Total comprehensive income							130,517

Stock dividend – 5%		15,278	100,247	(115,615)			(90)
Stock issued	1,048,000		(8,966)			19,027	10,061
Stock issued for acquisition of Resource Bankshares Corporation.	9,030,000	21,498	164,365				185,863
Stock issued for acquisition of First Washington FinancialCorp.	5,739,000	14,348	110,877				125,225
Acquisition of treasury stock	(3,765,000)					(78,966)	(78,966)
Cash dividends – $0.647 per share				(77,256)			(77,256)

Balance at December 31, 2004	125,720,000	$335,604	$1,000,111	$77,419	$(10,133)	$(160,711)	$1,242,290

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$152,917	$138,180	$132,948
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,717	9,705	11,900
Depreciation and amortization of premises and equipment	12,409	12,379	12,786
Net amortization of investment security premiums	9,906	19,243	3,974
Deferred income tax expense	1,232	4,709	1,955
Gain on sale of investment securities	(17,712)	(19,853)	(8,992)
Gain on sale of mortgage loans	(19,262)	(18,965)	(13,941)
Proceeds from sales of mortgage loans held for sale	1,475,000	871,447	609,726
Originations of mortgage loans held for sale	(1,487,303)	(813,476)	(647,886)
Amortization of intangible assets	4,726	2,059	1,838
Decrease in accrued interest receivable	22	11,333	713
Decrease (increase) in other assets	6,895	(14,595)	87
Decrease in accrued interest payable	(759)	(6,136)	(8,318)
Increase (decrease) in other liabilities	3,089	(7,370)	(1,580)

Total adjustments	(7,040)	50,480	(37,738)

Net cash provided by operating activities	145,877	188,660	95,210

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	235,332	521,520	67,633
Proceeds from maturities of securities held to maturity	8,870	18,146	21,247
Proceeds from maturities of securities available for sale	816,834	1,543,992	807,980
Purchase of securities held to maturity	(11,402)	(8,514)	(5,654)
Purchase of securities available for sale	(269,776)	(2,445,592)	(1,528,199)
(Increase) decrease in short-term investments	(9,188)	19,248	(931)
Net (increase) decrease in loans	(546,565)	(487,147)	44,098
Net cash received from acquisitions	7,810	17,222	—
Net purchase of premises and equipment	(16,161)	(4,730)	(10,619)

Net cash provided by (used in) investing activities	215,754	(825,855)	(604,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	293,331	347,665	366,981
Net decrease in time deposits	(174,453)	(295,760)	(108,257)
Addition to long-term debt	45,000	90,000	100,406
Repayment of long-term debt	(63,509)	(157,360)	(21,653)
Decrease (increase) in short-term borrowings	(338,845)	757,964	231,859
Dividends paid	(74,802)	(64,628)	(58,954)
Net proceeds from issuance of common stock	7,712	5,122	3,304
Acquisition of treasury stock	(78,966)	(59,699)	(46,133)

Net cash (used in) provided by financing activities	(384,532)	623,304	467,553

Net Decrease in Cash and Due From Banks	(22,901)	(13,891)	(41,682)
Cash and Due From Banks at Beginning of Year	300,966	314,857	356,539

Cash and Due From Banks at End of Year	$278,065	$300,966	$314,857

Supplemental Disclosures of Cash Flow Information
Cash paid during period for:
Interest	$136,753	$137,230	$166,537
Income taxes	54,457	48,924	49,621

See Notes to Consolidated Financial Statements

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business: Fulton Financial Corporation (Parent Company) is a multi-bank financial holding company which provides a full range of banking and financial services to businesses and consumers through its wholly-owned banking subsidiaries: Fulton Bank, Lebanon Valley Farmers Bank, Swineford National Bank, Lafayette Ambassador Bank, FNB Bank N.A., Hagerstown Trust, Delaware National Bank, The Bank, The Peoples Bank of Elkton, Skylands Community Bank, Premier Bank, Resource Bank and First Washington State Bank as well as its financial services subsidiaries: Fulton Financial Advisors, N.A., and Fulton Insurance Services Group, Inc. In addition, the Parent Company owns the following other non-bank subsidiaries: Fulton Financial Realty Company, Fulton Reinsurance Company, LTD, Central Pennsylvania Financial Corp., FFC Management, Inc. and FFC Penn Square, Inc. Collectively, the Parent Company and its subsidiaries are referred to as the Corporation.

The Corporation’s primary sources of revenue are interest income on loans and investment securities and fee income on its products and services. Its expenses consist of interest expense on deposits and borrowed funds, provision for loan losses, other operating expenses and income taxes. The Corporation’s primary competition is other financial services providers operating in its region. Competitors also include financial services providers located outside the Corporation’s geographical market with the growth in electronic delivery systems. The Corporation is subject to the regulations of certain Federal and state agencies and undergoes periodic examinations by such regulatory authorities.

The Corporation offers, through its banking subsidiaries, a full range of retail and commercial banking services throughout central and eastern Pennsylvania, Maryland, Delaware, New Jersey and Virginia. Industry diversity is the key to the economic well being of these markets and the Corporation is not dependent upon any single customer or industry.

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

Scope of Management’s Report on Internal Control Over Financial Reporting: Management’s report on internal control over financial reporting includes controls at all consolidated entities, except for First Washington FinancialCorp (First Washington) which was acquired on December 31, 2004. Management has not evaluated the internal controls over financial reporting of First Washington and management’s conclusion regarding the effectiveness of internal control over financial reporting does not extend to the internal controls of First Washington. See Note Q, “Mergers and Acquisitions”, for a summary of the account balances of First Washington included in the consolidated balance sheet of December 31, 2004.

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

Interest Rate Swaps: As of December 31, 2004, interest rate swaps with a notional amount of $220 million were used to hedge certain long-term fixed rate certificate of deposit liabilities held at one of the Corporation’s affiliate banks. The terms of the certificates of deposit and the interest rate swaps mirror each other and were committed to simultaneously. Under the terms of the swap agreements, the Corporation is the fixed rate receiver and the floating rate payer (generally tied to the three month London Interbank Offering Rate, or LIBOR, a common index used for setting rates between financial institutions). The combination of the interest rate swaps and the issuance of the certificates of deposit generates long-term floating rate funding for the Corporation. Both the interest rate swaps and the certificates of deposit are recorded at fair value, with changes in fair value included in the consolidated statements of income as interest expense. Risk management results indicate that the hedges were 98.3% effective as of December 31, 2004, resulting in a favorable adjustment to interest expense to reflect hedge ineffectiveness of $14,000 for the year ended December 31, 2004.

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

The allowance for loan losses consists of two components – specific allowances allocated to individually impaired loans, as defined by Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (Statement 114), and allowances calculated for pools of loans under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (Statement 5).

Commercial loans and commercial mortgages are reviewed for impairment under Statement 114 if they are both greater than $100,000 and are rated less than “satisfactory” based upon the Corporation’s internal credit-rating process. A satisfactory loan does not present more than a normal credit risk based on the strength of the borrower’s management, financial condition and trends, and the type and sufficiency of underlying collateral. It is expected that the borrower will be able to satisfy the terms of the loan agreement.

A loan is considered to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or fair value of the collateral if the loan is collateral dependent. An allowance is allocated to an impaired loan if the carrying value exceeds the calculated estimated fair value.

All loans not reviewed for impairment are evaluated under Statement 5. In addition to commercial loans and mortgages not meeting the impairment evaluation criteria discussed above, these include residential mortgages, consumer loans, installment loans and lease receivables. These loans are segmented into groups with similar characteristics and an allowance for loan losses is allocated to each segment based on quantitative factors such as recent loss history and qualitative factors such as economic conditions and trends.

Loans and lease financing receivables deemed to be a loss are written off through a charge against the allowance for loan losses. Consumer loans are generally charged off when they become 120 days past due if they are not adequately secured by real estate. All other loans are evaluated for possible charge-off when they reach 90 days past due. Such loans or portions thereof are charged-off when it is probable that the balance will not be collected, based on the ability of the borrower to pay and the value of the underlying collateral. Recoveries of loans previously charged off are recorded as an increase to the allowance for loan losses. Past due status is determined based on contractual due dates for loan payments.

Lease financing receivables include both open and closed end leases for the purchase of vehicles and equipment. Residual values are set at the inception of the lease and are reviewed periodically for impairment. If the impairment is considered to be other than temporary, the resulting reduction in the net investment in the lease is recognized as a loss in the period.

Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization is generally computed using the straight-line method over the estimated useful lives of the related assets, which are a maximum of 50 years for buildings and improvements and eight years for furniture and equipment. Leasehold improvements are amortized over the shorter of 15 years or the noncancelable lease term. Interest costs incurred during the construction of major bank premises are capitalized.

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

Income Taxes: The provision for income taxes is based upon income before income taxes, adjusted primarily for the effect of tax-exempt income and net credits received from investments in low income housing partnerships. Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the deferred tax asset or liability from period to period.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123r, “Share-Based Payment” (Statement 123r). Statement 123r is a revision to the original Statement 123 which disallows the APB 25 method of accounting for stock options and requires public companies to recognize compensation expense related to stock options in their income statements. Companies can adopt Statement 123r using either “modified prospective application” or “modified retrospective application”. Modified prospective application requires expense to be recognized for all options granted or vested after June 15, 2005. Modified retrospective application also results in restatement of prior period results, based on the amounts previously disclosed in prior period financial statements. Management is in the process of evaluating the adoption alternatives. The impact of adopting Statement 123r on the Corporation’s results of operations and financial condition is illustrated in the pro-forma information presented in Note M.

Net Income Per Share: The Corporation’s basic net income per share is calculated as net income divided by the weighted average number of shares outstanding. For diluted net income per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation’s common stock equivalents consist solely of outstanding stock options. Excluded from the calculation were anti-dilutive options totaling 479,000 in 2002.

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows. There were no adjustments to net income to arrive at diluted net income per share.

	2004	2003	2002
	(in thousands)
Weighted average shares outstanding (basic)	119,435	112,268	113,156
Impact of common stock equivalents	1,206	867	742

Weighted average shares outstanding (diluted)	120,641	113,135	113,898

Disclosures about Segments of an Enterprise and Related Information: The Corporation does not have any operating segments which require disclosure of additional information. While the Corporation owns thirteen separate banks, each engages in similar activities, provides similar products and services, and operates in the same general geographical area. The Corporation’s non-banking activities are immaterial and, therefore, separate information has not been disclosed.

Financial Guarantees: Financial guarantees, which consist primarily of standby and commercial letters of credit, are accounted for by recognizing a liability equal to the fair value of the guarantees and crediting the liability to income over the term of the guarantee. Fair value is estimated using the fees currently charged to enter into similar agreements with similar terms.

Business Combinations and Intangible Assets: The Corporation accounts for its acquisitions using the purchase accounting method as required by Statement of Financial Accounting Standards No. 141, “Business Combinations”. Purchase accounting requires the total purchase price to be allocated to the estimated fair values of assets and liabilities acquired, including certain intangible assets that must be recognized. Typically, this results in a residual amount in excess of the net fair values, which is recorded as goodwill.

As required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (Statement 142), goodwill is not amortized to expense, but is tested for impairment at least annually. Write-downs of the balance, if necessary as a result of the impairment test, are to be charged to the results of operations in the period in which the impairment is determined. The Corporation performed its annual tests of goodwill impairment on October 31 of each year. Based on the results of these tests the Corporation concluded that there was no impairment and no write-downs were recorded. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested when such events occur.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, “Acquisitions of Certain Financial Institutions” (Statement 147) which allowed the excess purchase price recorded in qualifying branch acquisitions to be treated in the same manner as Statement 142 goodwill. Upon adoption of Statement 147, its provisions were applied retroactively to the January 1, 2002 adoption date for Statement 142. As a result of adopting Statement 147, the Corporation was not required to recognize $1.0 million of goodwill amortization in 2002 ($677,000, net of taxes), for a net benefit of $0.01 per share (basic and diluted). See Note F, “Goodwill and Intangible Assets” for additional disclosures.

Variable Interest Entities: FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51” (FIN 46), provides guidance on when to consolidate certain Variable Interest Entities (VIE’s) in the financial statements of the Corporation. VIE’s are entities in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance activities without additional financial support from other parties. Under FIN 46, a company must consolidate a VIE if the company has a variable interest that will absorb a majority of the VIE’s losses, if they occur, and/or receive a majority of the VIE’s residual returns, if they occur. For the Corporation, FIN 46 affects corporation-obligated mandatorily redeemable capital securities of subsidiary trust (Trust Preferred Securities) and its investments in low and moderate income housing partnerships.

Trust Preferred Securities had historically been presented as minority interests in the Corporation’s consolidated balance sheet. With the adoption of the related FIN 46 provisions, as interpreted by the Securities and Exchange Commission, Trust Preferred Securities were deconsolidated from the consolidated balance sheet as of December 31, 2004 and 2003. The impact of this deconsolidation was to increase long-term debt and reduce corporation-obligated mandatorily redeemable capital securities of subsidiary trust by $34.0 million. There was no impact of the deconsolidation on net income or net income per share. Prospectively, expense related to these issuances will be recorded as interest expense on long-term debt rather than minority interest expense.

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

Investments in low and moderate income partnerships (LIH Investments) are amortized under the effective interest method over the life of the Federal income tax credits generated as a result of such investments, generally ten years. At December 31, 2004 and 2003, the Corporation’s LIH Investments totaled $52.0 million and $40.0 million, respectively. The net income tax benefit associated with these investments was $4.5 million in 2004, $4.0 million in 2003 and 2002. Based on its review of FIN 46, the Corporation did not consolidate any of its LIH Investments as of December 31, 2004 or 2003.

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

SOP 03-3 is effective for loans or debt securities acquired in fiscal years beginning after December 15, 2004. The Corporation intends to adopt the provisions of SOP 03-3 effective January 1, 2005, and does not expect the initial implementation to have a material effect on the Corporation’s financial condition or results of operations.

Other-Than-Temporary Impairment: In the second quarter of 2004, the Emerging Issues Task Force (EITF) released EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (EITF 03-01), which provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments.

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

Reclassifications and Restatements: Certain amounts in the 2003 and 2002 consolidated financial statements and notes have been reclassified to conform to the 2004 presentation. All share and per-share data have been restated to reflect the impact of the 5% stock dividend paid in June 2004.

NOTE B – RESTRICTIONS ON CASH AND DUE FROM BANKS

The Corporation’s subsidiary banks are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against their deposit liabilities. The average amount of such reserves during 2004 and 2003 was approximately $100.8 million and $94.4 million, respectively.

NOTE C – INVESTMENT SECURITIES

The following tables present the amortized cost and estimated fair values of investment securities as of December 31:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
2004 Held to Maturity
U.S. Government and agency securities	$6,903	$78	$(55)	$6,926
State and municipal securities	10,658	65	—	10,723
Corporate debt securities	650	1	—	651
Mortgage-backed securities	6,790	323	—	7,113

	$25,001	$467	$(55)	$25,413

2004 Available for Sale
Equity securities	$163,249	$7,822	$(1,006)	$170,065
U.S. Government and agency securities	128,829	144	(48)	128,925
State and municipal securities	328,726	4,350	(621)	332,455
Corporate debt securities	68,215	3,053	(141)	71,127
Mortgage-backed securities	1,750,080	1,427	(29,221)	1,722,286

	$2,439,099	$16,796	$(31,037)	$2,424,858

2003 Held to Maturity
U.S. Government and agency securities	$7,728	$158	$(41)	$7,845
State and municipal securities	4,462	87	—	4,549
Corporate debt securities	640	1	—	641
Mortgage-backed securities	10,163	541	—	10,704

	$22,993	$787	$(41)	$23,739

2003 Available for Sale
Equity securities	$197,262	$15,597	$(507)	$212,352
U.S. Government and agency securities	82,178	261	—	82,439
State and municipal securities	291,244	7,115	(329)	298,030
Corporate debt securities	28,772	292	(408)	28,656
Mortgage-backed securities	2,285,845	9,109	(12,274)	2,282,680

	$2,885,301	$32,374	$(13,518)	$2,904,157

The amortized cost and estimated fair value of debt securities at December 31, 2004 by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$9,805	$9,804	$116,720	$116,851
Due from one year to five years	5,259	5,308	190,051	192,022
Due from five years to ten years	2,834	2,798	112,882	113,636
Due after ten years	313	390	106,117	109,998

	18,211	18,300	525,770	532,507
Mortgage-backed securities	6,790	7,113	1,750,080	1,722,286

	$25,001	$25,413	$2,275,850	$2,254,793

Gains totaling $14.8 million, $17.3 million and $7.4 million were realized on the sale of equity securities during 2004, 2003 and 2002, respectively. Gains totaling $3.1 million, $5.9 million and $1.6 million were realized on the sale of available for sale debt securities during 2004, 2003 and 2002, respectively. Losses of $137,000, and $3.3 million were recognized in 2004 and 2003 respectively, for equity investments exhibiting other than temporary impairment.

Securities carried at $1.2 billion at December 31, 2004 and 2003 were pledged as collateral to secure public and trust deposits and customer and brokered repurchase agreements.

The following table presents the gross unrealized losses and fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:

	Less Than 12 months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
U.S. Government and agency securities	$67,763	$(103)	$—	$—	$67,763	$(103)
State and municipal securities	66,794	(554)	2,392	(67)	69,186	(621)
Corporate debt securities	2,296	(15)	8,118	(126)	10,414	(141)
Mortgage-backed securities	896,845	(13,498)	632,216	(15,723)	1,529,061	(29,221)

Total debt securities	1,033,698	(14,170)	642,726	(15,916)	1,676,424	(30,086)
Equity securities	13,063	(810)	10,469	(196)	23,532	(1,006)

Total	$1,046,761	$(14,980)	$653,195	$(16,112)	$1,699,956	$(31,092)

Mortgage-backed securities consist of five and seven-year balloon pools issued by the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal National Mortgage Association (FNMA). The majority of the securities shown in the above table were purchased during 2003 when mortgage rates were at historical lows. Unrealized losses on these securities at December 31, 2004 resulted from an increase in market rates since the securities were purchased. Because FHLMC and FNMA guarantee the payment of principal, the credit risk for these securities is minimal and, as such, no impairment write-offs were considered to be necessary.

NOTE D – LOANS AND ALLOWANCE FOR LOAN LOSSES

Gross loans are summarized as follows as of December 31:

	2004	2003
	(in thousands)
Commercial - industrial and financial	$1,946,962	$1,594,451
Commercial - agricultural	326,176	354,517
Real-estate - commercial mortgage	2,461,016	1,992,650
Real-estate - commercial construction	348,846	264,129
Real-estate - residential mortgage	543,072	434,568
Real-estate - residential construction	277,940	42,979
Real estate - home equity	1,108,249	890,044
Consumer	506,290	516,587
Leasing and other	77,767	84,056
Deferred loan fees, net of costs	(4,972)	(6,410)

	7,591,346	6,167,571
Unearned income	(6,799)	(7,577)

	$7,584,547	$6,159,994

Changes in the allowance for loan losses were as follows for the years ended December 31:

	2004	2003	2002
	(in thousands)
Balance at beginning of year	$77,700	$71,920	$71,872
Loans charged off	(8,877)	(13,228)	(15,670)
Recoveries of loans previously charged off	4,520	3,829	3,818

Net loans charged off	(4,357)	(9,399)	(11,852)
Provision for loan losses	4,717	9,705	11,900
Allowance purchased	11,567	5,474	—

Balance at end of year	$89,627	$77,700	$71,920

The following table presents non-performing assets as of December 31:

	2004	2003
	(in thousands)
Nonaccrual loans	$22,574	$22,422
Accruing loans greater than 90 days past due	8,318	9,609
Other real estate owned	2,209	585

	$33,101	$32,616

Interest of approximately $1.5 million, $1.8 million and $1.7 million was not recognized as interest income due to the non-accrual status of loans during 2004, 2003 and 2002, respectively.

The recorded investment in loans that were considered to be impaired as defined by Statement 114 was $130.6 million and $78.2 million at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, $6.6 million and $8.9 million of impaired loans were included in non-accrual loans, respectively. At December 31, 2004 and 2003, impaired loans had related allowances for loan losses of $41.6 million and $25.8 million, respectively. There were no impaired loans in 2004 and 2003 that did not have a related allowance for loan losses. The average recorded investment in impaired loans during the years ended December 31, 2004, 2003 and 2002 was approximately $108.0 million, $78.4 million, and $40.2 million, respectively.

The Corporation applies all payments received on non-accruing impaired loans to principal until such time as the principal is paid off, after which time any additional payments received are recognized as interest income. Payments received on accruing impaired loans are applied to principal and interest according to the original terms of the loan. The Corporation recognized interest income of approximately $5.6 million, $3.9 million and $1.7 million on impaired loans in 2004, 2003 and 2002, respectively.

The Corporation has extended credit to the officers and directors of the Corporation and to their associates. Related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans, including unadvanced commitments, was $209.8 million and $170.1 million at December 31, 2004 and 2003, respectively. During 2004, $48.4 million of new advances were made and repayments totaled $18.7 million. First Washington and Resource added $10.0 million to related party loans.

The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $1.1 billion at December 31, 2004 and 2003.

NOTE E – PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

	2004	2003
	(in thousands)
Land	$25,253	$18,626
Buildings and improvements	149,700	131,971
Furniture and equipment	105,406	92,468
Construction in progress	10,967	1,909

	291,326	244,974
Less: Accumulated depreciation and amortization	(144,415)	(124,197)

	$146,911	$120,777

NOTE F – GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the changes in goodwill:

	2004	2003	2002
	(in thousands)
Balance at beginning of year	$127,202	$61,048	$38,900
Goodwill acquired	236,817	66,154	—
Reclassified goodwill	—	—	21,300
Reversal of negative goodwill	—	—	848

Balance at end of year	$364,019	$127,202	$61,048

Reclassified goodwill consists of certain branch acquisition unidentifiable intangible assets that were accounted for as unidentifiable intangible assets prior to the adoption of Statement 147. Upon adoption of Statement 147, previous acquisitions giving rise to unidentifiable intangible assets were reviewed to determine if they constituted the acquisition of a business. Upon adoption of Statement 147 retroactively to January 1, 2002, certain of these assets were reclassified to goodwill. See Note Q, “Mergers and Acquisitions” for information regarding goodwill acquired in 2004 and 2003.

The cumulative effect of adopting Statement 142 was $848,000, representing the reversal of negative goodwill balances existing at January 1, 2002. This has been presented as other income in the consolidated statement of income. The following table adjusts net income and net income per share for this amount (in thousands, except per-share amounts):

	2004	2003	2002
Net income, as reported	$152,917	$138,180	$132,948
Amortization of goodwill, net of taxes	—	—	—
Reversal of negative goodwill	—	—	(848)

Net income, as adjusted	$152,917	$138,180	$132,100

Basic net income per share, as reported	$1.28	$1.23	$1.17
Amortization of goodwill, net of taxes	—	—	—
Reversal of negative goodwill	—	—	(0.01)

Basic net income per share, as adjusted	$1.28	$1.23	$1.17

Diluted net income per share, as reported	$1.27	$1.22	$1.17
Amortization of goodwill, net of taxes	—	—	—
Reversal of negative goodwill	—	—	(0.01)

Diluted net income per share, as adjusted	$1.27	$1.22	$1.16

Note:	Adjusted per share amounts do not sum in all cases due to rounding.

The following table summarizes intangible assets at December 31:

	2004			2003
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Amortizing:
Core deposit	$27,678	$(7,418)	$20,260	$19,540	$(4,320)	$15,220
Non-compete	475	(40)	435	—	—	—
Unidentifiable	7,706	(3,998)	3,708	4,784	(2,410)	2,374

Total amortizing	35,859	(11,456)	24,403	24,324	(6,730)	17,594
Non-amortizing - Trade name	900	—	900	—	—	—

	$36,759	$(11,456)	$25,303	$24,324	$(6,730)	$17,594

Core deposit intangible assets are amortized using an accelerated method over the estimated remaining life of the acquired core deposits. As of December 31, 2004, these assets had a weighted average remaining life of approximately eight years. Unidentifiable intangible assets related to branch acquisitions are amortized on a straight-line basis over ten years. Non-compete intangible assets are being amortized on a straight-line basis over five years, which is the term of the underlying contracts. Amortization expense related to intangible assets totaled $4.7 million, $2.1 million and $1.8 million in 2004, 2003 and 2002, respectively.

Amortization expense for the next five years is expected to be as follows (in thousands):

Year
2005	$4,639
2006	4,266
2007	3,663
2008	3,081
2009	2,791

NOTE G – MORTGAGE SERVICING RIGHTS

The following table summarizes the changes in mortgage servicing rights (MSR’s), which are included in other assets in the consolidated balance sheets:

	2004	2003	2002
	(in thousands)
Balance at beginning of year	$8,396	$6,233	$3,271
Originations of mortgage servicing rights	2,138	4,992	3,839
Amortization expense	(2,377)	(2,829)	(877)

Balance at end of year	$8,157	$8,396	$6,233

MSR’s represent the economic value to be derived by the Corporation based upon its existing contractual rights to service mortgage loans that have been sold. Accordingly, to the extent mortgage loan prepayments occur the value of MSR’s can be impacted.

The Corporation estimates the fair value of its MSR’s by discounting the estimated cash flows of servicing revenue, net of costs, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on industry prepayment projections for mortgage-backed securities with rates and terms comparable to the loans underlying the Corporation’s MSR’s. The estimated fair value of the Corporation’s MSR’s was approximately $8.5 million and $8.4 million at December 31, 2004 and 2003, respectively.

Estimated MSR’s amortization expense for the next five years, based on balances at December 31, 2004 and the expected remaining lives of the underlying loans follows (in thousands):

Year
2005	$1,931
2006	1,730
2007	1,499
2008	1,236
2009	938

NOTE H – DEPOSITS

Deposits consisted of the following as of December 31:

	2004	2003
	(in thousands)
Noninterest-bearing demand	$1,507,799	$1,262,214
Interest-bearing demand	1,501,476	1,289,946
Savings and money market accounts	1,917,203	1,751,475
Time deposits	2,969,046	2,448,148

	$7,895,524	$6,751,783

Included in time deposits were certificates of deposit equal to or greater than $100,000 of $536.0 million and $451.0 million at December 31, 2004 and 2003, respectively. The scheduled maturities of time deposits as of December 31, 2004 were as follows (in thousands):

Year
2005	$1,503,631
2006	555,230
2007	426,784
2008	103,273
2009	70,549
Thereafter	309,579

$2,969,046

NOTE I – SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings at December 31, 2004, 2003, and 2002 and the related maximum amounts outstanding at the end of any month in each of the three years are presented below. The securities underlying the repurchase agreements remain in available for sale investment securities.

	December 31			Maximum Outstanding
	2004	2003	2002	2004	2003	2002
	(in thousands)
Federal funds purchased	$676,922	$933,000	$330,000	$849,200	$933,000	$330,000
Securities sold under agreements to repurchase	500,206	408,697	297,556	708,830	429,819	347,248
FHLB overnight repurchase agreements	—	50,000	—	—	50,000	—
Revolving line of credit	11,930	—	—	26,000	—	—
Other	5,466	5,014	4,638	5,807	6,387	5,640

	$1,194,524	$1,396,711	$632,194

In 2004, the Corporation entered into a $50.0 million revolving line of credit agreement with an unaffiliated bank that provides for interest to be paid on outstanding balances at the one-month London Interbank Offering Rate (LIBOR) plus 0.625%. The credit agreement requires the Corporation to maintain certain financial ratios related to capital strength and earnings. The Corporation was in compliance with all required covenants under the credit agreement as of December 31, 2004.

The following table presents information related to securities sold under agreements to repurchase:

	December 31
	2004	2003	2002
	(dollars in thousands)
Amount outstanding at December 31	$500,206	$408,697	$297,556
Weighted average interest rate at year end	1.03%	0.72%	1.43%
Average amount outstanding during the year	$531,196	$351,302	$297,453
Weighted average interest rate during the year	0.97%	0.83%	1.43%

Federal Home Loan Bank advances and long-term debt included the following as of December 31:

	2004	2003
	(in thousands)
Federal Home Loan Bank advances	$645,461	$532,344
Junior subordinated deferrable interest debentures	34,022	33,509
Other long-term debt	4,753	2,877

	$684,236	$568,730

The Parent Company owns all of the common stock of four Delaware business trusts, which have issued Trust Preferred Securities in conjunction with the Parent Company issuing junior subordinated deferrable interest debentures to the trusts. The terms of the junior subordinated deferrable interest debentures are the same as the terms of the Trust Preferred Securities. The Parent Company’s obligations under the debentures constitute a full and unconditional guarantee by the Parent Company of the obligations of the trusts. Trust Preferred securities are redeemable on specified dates, or earlier if the deduction of interest for Federal income taxes is prohibited, the Trust Preferred Securities no longer qualify as Tier I capital, or if certain other contingencies arise. The Trust Preferred Securities must be redeemed upon maturity. The following table details the terms of the debentures (dollars in thousands):

Debentures Issued to	Fixed/ Variable	Rate at December 31, 2004	Amount	Maturity	Callable
Premier Capital Trust	Fixed	8.57%	$10,310	8/15/28	8/15/08
PBI Capital Trust II	Variable	5.73%	15,464	11/7/32	11/7/07
Resource Capital Trust II	Variable	5.61%	5,155	12/8/31	12/8/06
Resource Capital Trust III	Variable	5.73%	3,093	11/7/32	11/7/07

			$34,022

Federal Home Loan Bank advances mature through May 2014 and carry a weighted average interest rate of 4.61%. As of December 31, 2004, the Corporation had an additional borrowing capacity of approximately $1.3 billion with the Federal Home Loan Bank. Advances from the Federal Home Loan Bank are secured by Federal Home Loan Bank stock, qualifying residential mortgages, investments and other assets.

The following table summarizes the scheduled maturities of Federal Home Loan Bank advances and long-term debt as of December 31, 2004 (in thousands):

Year
2005	$126,230
2006	33,706
2007	70,302
2008	212,359
2009	68,988
Thereafter	172,651

$684,236

NOTE J – REGULATORY MATTERS

Dividend and Loan Limitations

The dividends that may be paid by subsidiary banks to the Parent Company are subject to certain legal and regulatory limitations. Under such limitations, the total amount available for payment of dividends by subsidiary banks was approximately $230 million at December 31, 2004.

Under current Federal Reserve regulations, the subsidiary banks are limited in the amount they may loan to their affiliates, including the Parent Company. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of each bank subsidiary’s regulatory capital. At December 31, 2004, the maximum amount available for transfer from the subsidiary banks to the Parent Company in the form of loans and dividends was approximately $310 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the subsidiary banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (as defined in the regulations). Management believes, as of December 31, 2004, that all of its bank subsidiaries meet the capital adequacy requirements to which they are subject.

As of December 31, 2004 and 2003, the Corporation’s seven significant subsidiaries, Fulton Bank, Lebanon Valley Farmers Bank, Lafayette Ambassador Bank, The Bank, Premier Bank, Resource Bank and First Washington State Bank were well capitalized under the regulatory framework for prompt corrective action based on their capital ratio calculations. To be categorized as well-capitalized, these banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2004 that management believes have changed the institutions’ categories.

The following tables present the total risk-based, Tier I risk-based and Tier I leverage requirements for the Corporation and its significant subsidiaries.

	Actual		For Capital Adequacy Purposes		Well-Capitalized
As of December 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Corporation	$979,203	11.7%	$667,377	8.0%	$834,222	10.0%
Fulton Bank	401,961	11.2	286,697	8.0	358,372	10.0
Lebanon Valley Farmers Bank	59,860	11.6	41,254	8.0	51,567	10.0
Lafayette Ambassador Bank	95,631	11.4	67,124	8.0	83,905	10.0
The Bank	89,891	11.1	64,969	8.0	81,211	10.0
Premier Bank	45,770	13.0	28,218	8.0	35,272	10.0
Resource Bank	83,274	11.1	60,241	8.0	75,302	10.0
First Washington State Bank	38,183	12.7	24,142	8.0	30,177	10.0

Tier I Capital (to Risk Weighted Assets):
Corporation	$886,729	10.6%	$333,689	4.0%	$500,533	6.0%
Fulton Bank	366,633	10.2	143,349	4.0	215,023	6.0
Lebanon Valley Farmers Bank	55,051	10.7	20,627	4.0	30,940	6.0
Lafayette Ambassador Bank	86,456	10.3	33,562	4.0	50,343	6.0
The Bank	81,252	10.0	32,485	4.0	48,727	6.0
Premier Bank	39,858	11.3	14,109	4.0	21,163	6.0
Resource Bank	75,503	10.0	30,121	4.0	45,181	6.0
First Washington State Bank	34,729	11.5	12,071	4.0	18,106	6.0

Tier I Capital (to Average Assets):
Corporation	$886,729	8.7%	$304,337	3.0%	$507,228	5.0%
Fulton Bank	366,633	8.4	130,290	3.0	217,150	5.0
Lebanon Valley Farmers Bank	55,051	7.2	23,048	3.0	38,413	5.0
Lafayette Ambassador Bank	86,456	7.4	35,166	3.0	58,609	5.0
The Bank	81,252	7.7	31,762	3.0	52,937	5.0
Premier Bank	39,858	8.6	13,903	3.0	23,172	5.0
Resource Bank	75,503	7.7	29,304	3.0	48,839	5.0
First Washington State Bank	34,729	7.2	14,564	3.0	24,273	5.0

	Actual		For Capital Adequacy Purposes		Well-Capitalized
As of December 31, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Corporation	$899,512	12.7%	$564,986	8.0%	$706,233	10.0%
Fulton Bank	363,827	10.4	278,843	8.0	348,553	10.0
Lebanon Valley Farmers Bank	60,714	11.4	42,428	8.0	53,035	10.0
Lafayette Ambassador Bank	89,046	10.7	66,405	8.0	83,007	10.0
The Bank	78,769	11.1	56,583	8.0	70,729	10.0
Premier Bank	40,582	11.4	29,223	8.0	36,529	10.0

Tier I Capital (to Risk Weighted Assets):
Corporation	$815,021	11.5%	$282,493	4.0%	$423,740	6.0%
Fulton Bank	328,868	9.4	139,421	4.0	209,132	6.0
Lebanon Valley Farmers Bank	55,142	10.4	21,214	4.0	31,821	6.0
Lafayette Ambassador Bank	79,810	9.6	33,203	4.0	49,804	6.0
The Bank	71,506	10.1	28,292	4.0	42,437	6.0
Premier Bank	34,515	9.7	14,612	4.0	21,917	6.0

Tier I Capital (to Average Assets):
Corporation	$815,021	8.8%	$279,565	3.0%	$465,941	5.0%
Fulton Bank	328,868	8.3	119,252	3.0	198,753	5.0
Lebanon Valley Farmers Bank	55,142	6.9	24,058	3.0	40,096	5.0
Lafayette Ambassador Bank	79,810	6.6	36,102	3.0	60,171	5.0
The Bank	71,506	6.9	30,931	3.0	51,551	5.0
Premier Bank	34,515	6.6	15,589	3.0	25,981	5.0

NOTE K – INCOME TAXES

The components of the provision for income taxes are as follows:

	Year ended December 31
	2004	2003	2002
	(in thousands)
Current tax expense:
Federal	$63,615	$53,377	$52,749
State	417	1,277	1,764

	64,032	54,654	54,513
Deferred tax expense	1,232	4,709	1,955

	$65,264	$59,363	$56,468

The differences between the effective income tax rate and the Federal statutory income tax rate are as follows:

	Year ended December 31
	2004	2003	2002
Statutory tax rate	35.0%	35.0%	35.0%
Effect of tax-exempt income	(2.8)	(3.2)	(3.2)
Effect of low income housing investments	(2.1)	(2.0)	(2.1)
State income taxes, net of Federal benefit	0.1	0.4	0.6
Other	(0.3)	(0.1)	(0.5)

Effective income tax rate	29.9%	30.1%	29.8%

The net deferred tax asset recorded by the Corporation is included in other assets and consists of the following tax effects of temporary differences at December 31:

	2004	2003
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$31,370	$27,195
Deferred compensation	6,072	3,776
Investments in low income housing	2,724	2,951
Post-retirement benefits	3,403	3,318
Other accrued expenses	1,549	1,406
Unrealized holding losses on securities available for sale	5,155	—
Other than temporary impairment of investments	1,022	1,285
Other	1,541	767

Total gross deferred tax assets	52,836	40,698

Deferred tax liabilities:
Direct leasing	10,038	9,877
Unrealized holding gains on securities available for sale	—	6,620
Mortgage servicing rights	2,855	2,939
Premises and equipment	2,003	1,304
Intangible assets	5,014	2,723
Other	2,522	328

Total gross deferred tax liabilities	22,432	23,791

Net deferred tax asset	$30,404	$16,907

The Corporation has net operating losses (NOL’s) for income taxes in certain states that are eligible for carryforward credit against future taxable income for a specific number of years. The Corporation does not anticipate generating taxable income in these states during the carryforward years and, as such, deferred tax assets have not been recognized for these NOL’s.

As of December 31, 2004 and 2003, the Corporation had not established any valuation allowance against net Federal deferred tax assets since these tax benefits are realizable either through carryback availability against prior years’ taxable income or the reversal of existing deferred tax liabilities. Income tax benefits arising from the exercise of non-qualified stock options totaling $2.3 million in 2004, $730,000 in 2003 and $434,000 in 2002 are included in shareholders’ equity.

NOTE L – EMPLOYEE BENEFIT PLANS

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

Defined Benefit Pension Plans and 401(k) Plans – Contributions to the Corporation’s defined benefit pension plan (Pension Plan) are actuarially determined and funded annually. Pension Plan assets are invested in money markets, fixed income securities, including corporate bonds, U.S. Treasury securities and common trust funds, and equity securities, including common stocks and common stock mutual funds. The Pension Plan has been closed to new participants, but existing participants continue to accrue benefits according to the terms of the plan.

Employees covered under the Pension Plan are also eligible to participate in the Fulton Financial Affiliates 401(k) Savings Plan, which allows employees to defer a portion of their pre-tax salary on an annual basis. At its discretion, the Corporation may also make a matching contribution up to 3%. Participants are 100% vested in the Corporation’s matching contributions after three years of eligible service.

The following summarizes the Corporation’s expense under the above plans for the years ended December 31:

	2004	2003	2002
	(in thousands)
Profit Sharing Plan	$8,251	$6,606	$6,220
Pension Plan	3,072	3,025	1,812
401(k) Plan	967	596	667

	$12,290	$10,227	$8,699

The net periodic pension cost for the Corporation’s Pension Plan, as determined by consulting actuaries, consisted of the following components for the years ended December 31:

	2004	2003	2002
	(in thousands)
Service cost	$2,307	$2,178	$1,954
Interest cost	3,102	2,952	2,653
Expected return on assets	(3,001)	(2,631)	(2,835)
Net amortization and deferral	664	526	40

Net periodic pension cost	$3,072	$3,025	$1,812

The measurement date for the Pension Plan is September 30. The following table summarizes the changes in the projected benefit obligation and fair value of plan assets for the indicated periods:

	Plan Year Ended September 30
	2004	2003
	(in thousands)
Projected benefit obligation, beginning	$52,282	$43,886

Service cost	2,307	2,178
Interest cost	3,102	2,952
Benefit payments	(1,270)	(1,666)
Actuarial loss	2,552	5,309
Experience loss (gain)	292	(377)

Projected benefit obligation, ending	$59,265	$52,282

Fair value of plan assets, beginning	$37,980	$33,288

Employer contributions	2,622	2,021
Actual return on assets	2,136	4,337
Benefit payments	(1,270)	(1,666)

Fair value of plan assets, ending	$41,468	$37,980

The funded status of the Pension Plan and the amounts included in other liabilities as of December 31 follows:

	2004	2003
	(in thousands)
Projected benefit obligation	$(59,265)	$(52,282)
Fair value of plan assets	41,468	37,980

Funded status	(17,797)	(14,302)

Unrecognized net transition asset	(51)	(64)
Unrecognized prior service cost	82	93
Unrecognized net loss	15,687	12,645
Intangible asset	(82)	—
Accumulated other comprehensive loss	(858)	—

Pension liability recognized in the consolidated balance sheets	$(3,019)	$(1,628)

Accumulated benefit obligation	$44,487	$39,124

Accumulated other comprehensive income was reduced by $858,000 ($558,000, net of tax) as of December 31, 2004 to increase the pension liability to an amount equal to the difference between the accumulated benefit obligation and the fair value of plan assets.

The following rates were used to calculate net periodic pension cost and the present value of benefit obligations:

	2004	2003	2002
Discount rate-projected benefit obligation	5.75%	6.00%	6.75%
Rate of increase in compensation level	4.50	4.50	5.00
Expected long-term rate of return on plan assets	8.00	8.00	8.00

The 8.0% long-term rate of return on plan assets used to calculate the net periodic pension cost and present value of benefit obligations is based on historical returns. Although plan assets generated a negative return in 2002, total returns for 2004 and 2003 approximated this rate. The expected long-term return is considered to be appropriate based on the asset mix and the historical returns realized.

The following table summarizes the weighted average asset allocations as of September 30:

	2004	2003
Cash and equivalents	6.0%	9.0%
Equity securities	50.0	51.0
Fixed income securities	44.0	40.0

Total	100.0%	100.0%

Equity securities consist mainly of equity common trust and mutual funds. Fixed income securities consist mainly of fixed income common trust funds. Defined benefit plan assets are invested with a balanced growth objective, with target asset allocations between 40 and 70 percent for equity securities and 30 to 60 percent for fixed income securities. The Corporation expects to contribute $2.3 million to the pension plan in 2005. Estimated future benefit payments are as follows (in thousands):

Year
2005	$1,217
2006	1,370
2007	1,411
2008	1,583
2009	1,761
2010 - 2014	13,376

$20,718

Post-retirement Benefits

The Corporation currently provides medical benefits and a death benefit to retired full-time employees who were employees of the Corporation prior to January 1, 1998. Full-time employees may become eligible for these discretionary benefits if they reach retirement while working for the Corporation. Benefits are based on a graduated scale for years of service after attaining the age of 40.

The components of the expense for post-retirement benefits other than pensions are as follows:

	2004	2003	2002
	(in thousands)
Service cost	$364	$281	$260
Interest cost	474	446	444
Expected return on plan assets	(2)	(2)	(3)
Net amortization and deferral	(230)	(287)	(298)

Net post-retirement benefit cost	$606	$438	$403

The following table summarizes the changes in the accumulated post-retirement benefit obligation and fair value of plan assets for the years ended December 31:

	2004	2003
	(in thousands)
Accumulated post-retirement benefit obligation, beginning	$7,815	$7,104

Service cost	364	281
Interest cost	474	446
Benefit payments	(268)	(324)
Change due to change in experience	296	(301)
Change due to change in assumptions	248	609

Accumulated post-retirement benefit obligation, ending	$8,929	$7,815

Fair value of plan assets, beginning	$165	$171

Employer contributions	251	316
Actual return on assets	2	2
Benefit payments	(268)	(324)

Fair value of plan assets, ending	$150	$165

The funded status of the plan and the amounts included in other liabilities as of December 31 follows:

	2004	2003
	(in thousands)
Accumulated post-retirement benefit obligation	$(8,929)	$(7,815)
Fair value of plan assets	150	165
Funded status	(8,779)	(7,650)

Unrecognized prior service cost	(679)	(905)
Unrecognized net gain	(39)	(586)

Post-retirement benefits liability recognized in the consolidated balance sheets	$(9,497)	$(9,141)

For measuring the post-retirement benefit obligation, the annual increase in the per capita cost of health care benefits was assumed to be 8.5% in year one, declining to an ultimate rate of 4.5% by year nine. This health care cost trend rate has a significant impact on the amounts reported. Assuming a 1.0% increase in the health care cost trend rate above the assumed annual increase, the accumulated post-retirement benefit obligation would increase by approximately $1.1 million and the current period expense would increase by approximately $123,000. Conversely, a 1% decrease in the health care cost trend rate would decrease the accumulated post-retirement benefit obligation by approximately $904,000 and the current period expense by approximately $100,000.

The discount rate used in determining the accumulated post-retirement benefit obligation was 5.75% at December 31, 2004 and 6.00% at December 31, 2003. The expected long-term rate of return on plan assets was 3.00% at December 31, 2004 and 2003.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Bill) was signed into law. The Medicare Bill expands Medicare benefits, primarily by adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The impact of this benefit on the Corporation’s post-retirement benefit obligation was a reduction of $143,000 at December 31, 2004.

NOTE M – STOCK-BASED COMPENSATION PLANS AND SHAREHOLDERS’ EQUITY

Stock Option and Compensation Plan and Employee Stock Purchase Plan

The Corporation has a Stock Option and Compensation Plan (Option Plan) and an Employee Stock Purchase Plan (ESPP). Under the Option Plan, options are granted to key personnel for terms of up to 10 years at option prices equal to the fair market value of the Corporation’s stock on the date of grant. Options have been 100% vested immediately upon grant. The Plan has reserved 12.8 million additional shares for future grant through 2013. The number of options granted in any year is dependent upon the Corporation’s performance relative to that of a self-defined peer group. A summary of stock option activity under the current and prior plans follows:

		Option Price Per Share
	Stock Options	Range	Weighted Average
Balance at January 1, 2002	3,069,606	$2.29 - $14.85	$11.24
Granted	477,989	17.53	17.53
Exercised	(394,244)	5.12 - 14.86	8.73
Canceled	(6,777)	9.49 - 14.86	11.93

Balance at December 31, 2002	3,146,574	2.29 - 17.53	12.51
Granted	481,793	18.95 - 19.20	18.95
Exercised	(424,006)	2.29 - 18.95	7.43
Canceled	(33,802)	12.99 - 17.52	14.16
Assumed from Premier	327,334	2.37 - 8.30	4.26

Balance at December 31, 2003	3,497,893	2.37 - 19.20	13.22
Granted	1,043,800	20.19	20.19
Exercised	(1,110,991)	2.37 - 20.19	8.39
Canceled	(2,544)	4.23 - 18.95	15.62
Assumed from Resource	941,183	2.70 - 18.23	6.08
Assumed from First Washington	903,350	3.52 - 21.46	7.87

Balance at December 31, 2004	5,272,691	2.37 - 21.46	13.43

Exercisable at December 31, 2004	5,244,437	$2.37 - $21.46	$13.46

The following table summarizes information concerning options outstanding at December 31, 2004:

Range of Exercise Prices	Total Unexercised Stock Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Exercisable Stock Options
$ 0.00 - $ 5.00	520,661	2.77	$3.39	520,661
$ 5.00 - $10.00	1,245,227	4.54	7.74	1,216,973
$10.00 - $15.00	1,581,091	5.37	14.08	1,581,091
$15.00 - $20.00	894,911	8.11	18.25	894,911
$20.00 - $25.00	1,030,801	9.58	20.19	1,030,801

	5,272,691	6.21	$13.43	5,244,437

The ESPP allows eligible employees to purchase stock of the Corporation at 85% of the fair market value of the stock on the date of exercise. Under the terms of the ESPP, 84,000 shares, 85,000 shares and 92,000 shares were issued in 2004, 2003 and 2002, respectively. A total of 1.6 million shares have been issued since the inception of the ESPP in 1986. As of December 31, 2004, 318,000 shares have been reserved for future issuances under the ESPP.

The Corporation accounts for both the Option Plan and the ESPP under APB 25 and, accordingly, no compensation expense is reflected in net income. Had compensation cost for these plans been recorded consistent with the fair value provisions of Statement 123, the Corporation’s net income and net income per share would have been reduced to the following pro-forma amounts:

	2004	2003	2002
	(in thousands, except per-share data)
Net income as reported	$152,917	$138,180	$132,948
Stock-based employee compensation expense under the fair value method, net of tax	(3,309)	(1,813)	(1,993)

Pro-forma net income	$149,608	$136,367	$130,955

Net income per share (basic)	$1.28	$1.23	$1.17
Pro-forma net income per share (basic)	1.25	1.21	1.16

Net income per share (diluted)	$1.27	$1.22	$1.17
Pro-forma net income per share (diluted)	1.24	1.21	1.15

Weighted average fair value of options granted	$3.48	$3.84	$4.26

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

	2004	2003	2002
Risk-free interest rate	4.22%	3.55%	4.78%
Volatility of Corporation’s stock	18.12	22.75	23.64
Expected dividend yield	3.22	3.22	3.10
Expected life of options	7 Years	8 Years	8 Years

Shareholder Rights

On June 20, 1989, the Board of Directors of the Corporation declared a dividend of one common share purchase right (Original Rights) for each outstanding share of common stock, par value $2.50 per share, of the Corporation. The dividend was paid to the shareholders of record as of the close of business on July 6, 1989. On April 27, 1999, the Board of Directors approved an amendment to the Original Rights and the rights agreement. The significant terms of the amendment included extending the expiration date from June 20, 1999 to April 27, 2009 and resetting the purchase price to $90.00 per share. As of December 31, 2004, the purchase price had adjusted to $53.85 per share as a result of stock dividends.

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

Treasury Stock

The Corporation periodically repurchases shares of its common stock under repurchase plans approved by the Board of Directors. These repurchases have typically been through open market transactions and have complied with all regulatory restrictions on the timing and amount of such repurchases. Shares repurchased have been added to treasury stock and are accounted for at cost. These shares are periodically reissued for stock option exercises, ESPP purchases, acquisitions or other corporate needs.

On November 19, 2004, the Corporation purchased 1.0 million shares of its common stock from an investment bank at a total cost of $22.0 million under an “Accelerated Share Repurchase” program (ASR), which allowed the shares to be purchased immediately rather than over time. The investment bank, in turn, is repurchasing shares on the open market over a period that is determined by the average daily trading volume of our shares, among other factors. The Corporation periodically settles its position with the investment bank by paying or receiving cash in an amount representing the difference between the initial price and the actual price of the shares repurchased. The Corporation expects the ASR to be completed during 2005.

Total treasury stock purchases, including both open market purchases and the ASR, totaled approximately 3.8 million shares in 2004, 3.2 million shares in 2003 and 2.8 million shares in 2002.

NOTE N – LEASES

Certain branch offices and equipment are leased under agreements that expire at varying dates through 2025. Most leases contain renewal provisions at the Corporation’s option. Total rental expense was approximately $9.4 million in 2004, $6.4 million in 2003 and $5.9 million in 2002. Future minimum payments as of December 31, 2004 under noncancelable operating leases are as follows (in thousands):

Year
2005	$8,051
2006	7,453
2007	6,508
2008	4,867
2009	3,725
Thereafter	19,752

$50,356

NOTE O – COMMITMENTS AND CONTINGENCIES

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

Standby letters of credit are conditional commitments issued to guarantee the financial or performance obligation of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation underwrites these obligations using the same criteria as its commercial lending underwriting. The Corporation’s maximum exposure to loss for standby letters of credit is equal to the contractual (or notional) amount of the instruments.

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

The following table presents the Corporation’s commitments to extend credit and letters of credit:

	2004	2003
	(in thousands)
Commercial mortgage, construction and land development	$689,818	$297,156
Home equity	412,790	333,139
Credit card	384,504	314,532
Commercial and other	1,851,159	1,617,108

Total commitments to extend credit	$3,338,271	$2,561,935

Standby letters of credit	$533,094	$483,522
Commercial letters of credit	24,312	16,992

Total letters of credit	$557,406	$500,514

NOTE P – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following are the estimated fair values of the Corporation’s financial instruments as of December 31, 2004 and 2003, followed by a general description of the methods and assumptions used to estimate such fair values. These fair values are significantly affected by assumptions used, principally the timing of future cash flows and the discount rate. Because assumptions are inherently subjective in nature, the estimated fair values cannot be substantiated by comparison to independent market quotes and, in many cases, the estimated fair values could not necessarily be realized in an immediate sale or settlement of the instrument. Further, certain financial instruments and all non-financial instruments are excluded. Accordingly, the aggregate fair value amounts presented do not necessarily represent management’s estimation of the underlying value of the Corporation.

	2004		2003
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$278,065	$278,065	$300,966	$300,966
Interest-bearing deposits with other banks	4,688	4,688	4,559	4,559
Federal funds sold	32,000	32,000	—	—
Mortgage loans held for sale	158,872	158,872	32,761	32,761
Securities held to maturity	25,001	25,413	22,993	23,739
Securities available for sale	2,424,858	2,424,858	2,904,157	2,904,157
Net loans	7,584,547	7,669,736	6,082,294	6,187,091
Accrued interest receivable	40,633	40,633	34,407	34,407

FINANCIAL LIABILITIES

Demand and savings deposits	$4,926,476	$4,926,476	$4,303,635	$4,303,635
Time deposits	2,969,048	2,974,551	2,448,148	2,480,789
Short-term borrowings	1,194,524	1,194,524	1,396,711	1,396,711
Accrued interest payable	27,279	27,279	24,579	24,579
Other financial liabilities	29,640	29,640	26,769	26,769
Federal Home Loan Bank advances and long-term debt	684,236	710,215	568,730	560,699

For short-term financial instruments, defined as those with remaining maturities of 90 days or less, the carrying amount was considered to be a reasonable estimate of fair value. The following instruments are predominantly short-term:

Assets	Liabilities
Cash and due from banks	Demand and savings deposits
Interest bearing deposits	Short-term borrowings
Federal funds sold	Accrued interest payable
Accrued interest receivable	Other financial liabilities
Mortgage loans held for sale

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

As indicated in Note A, “Summary of Significant Accounting Policies”, securities available for sale are carried at their estimated fair values. The estimated fair values of securities held to maturity as of December 31, 2004 and 2003 were generally based on quoted market prices, broker quotes or dealer quotes.

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

NOTE Q – MERGERS AND ACQUISITIONS

Completed Acquisitions

On December 31, 2004, the Corporation acquired all of the outstanding common stock of First Washington FinancialCorp (First Washington), of Windsor, New Jersey. First Washington was a $490 million bank holding company whose primary subsidiary was First Washington State Bank, which operates sixteen community-banking offices in Mercer, Monmouth, and Ocean Counties in New Jersey. This acquisition enabled the Corporation to expand and enhance its existing New Jersey franchise.

The total purchase price was $125.8 million including $125.2 million in stock issued and options assumed and $610,000 in First Washington stock purchased for cash and other direct acquisition costs. The Corporation issued 1.35 shares of its stock for each of the 4.3 million shares of First Washington outstanding on the acquisition date. The purchase price was determined based on the value of the Corporation’s stock on the date when the final terms of the acquisition were agreed to and announced.

The acquisition was accounted for as a purchase and the Corporation’s consolidated balance sheet includes First Washington balances as of December 31, 2004. Since this acquisition occurred on the last day of the year, the Corporation’s results of operations do not include First Washington. The following is a summary of the preliminary purchase price allocation based on estimated fair values on the acquisition date (in thousands):

Cash and due from banks	$14,823
Other earning assets	17,719
Investment securities available for sale	206,068
Loans, net of allowance	241,520
Premises and equipment	12,110
Core deposit intangible asset	6,685
Trade name intangible asset	417
Goodwill	84,183
Other assets	1,089

Total assets acquired	584,614

Deposits	426,474
Short-term borrowings	16,560
Long-term debt	13,483
Other liabilities	2,262

Total liabilities assumed	458,779

Net assets acquired	$125,835

In August 2004, the Corporation acquired Penn Business Credit, Inc. (PBC), a finance company with approximately $10.0 million of commercial loans located in Bala Cynwyd, PA. The Corporation paid approximately $6.1 million in cash and recorded $4.4 million in goodwill, representing the excess of the purchase price over the fair value of the net assets acquired. The goodwill recorded for this acquisition is being deducted for Federal income tax purposes on a straight-line basis over 15 years. PBC became a wholly owned subsidiary of Fulton Bank.

On April 1, 2004, the Corporation acquired all of the outstanding common stock of Resource Bankshares Corporation (Resource), an $889 million financial holding company, and its primary subsidiary, Resource Bank. The total purchase price was $195.7 million, including $185.9 million in stock issued and options assumed, and $9.8 million in Resource stock purchased for cash and other direct acquisition costs. The Corporation issued 1.54 shares of its stock for each of the 5.9 million shares of Resource outstanding on the acquisition date. The purchase price was determined based on the value of the Corporation’s stock on the date when the final terms of the acquisition were agreed to and announced.

Resource Bank is located in Virginia Beach, Virginia, and operates six community-banking offices in Newport News, Chesapeake, Herndon, Virginia Beach, and Richmond, Virginia and 14 loan production and residential mortgage offices in Virginia, North Carolina, Maryland and Florida. This acquisition allowed the Corporation to enter a new geographic market.

The acquisition was accounted for as a purchase and the Corporation’s results of operations include Resource from the date of acquisition. The following is a summary of the purchase price allocation based on estimated fair values on the acquisition date (in thousands):

Cash and due from banks	$11,497
Other earning assets	5,222
Mortgage loans held for sale	94,546
Investment securities available for sale	125,473
Loans, net of allowance	619,118
Premises and equipment	10,272
Core deposit intangible asset	1,450
Trade name intangible asset	484
Goodwill	146,062
Other assets	28,690

Total assets acquired	1,042,814

Deposits	598,389
Short-term borrowings	111,195
Long-term debt	120,532
Other liabilities	17,006

Total liabilities assumed	847,122

Net assets acquired	$195,692

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

The following table summarizes unaudited pro-forma information assuming the acquisitions of First Washington, Resource and Premier had occurred on January 1, 2003. This pro-forma information includes certain adjustments, including amortization related to fair value adjustments recorded in purchase accounting (in thousands, except per-share information):

	2004	2003
Net interest income	$381,251	$354,424
Other income	147,764	163,352
Net income	159,378	153,851

Per Share:
Net income (basic)	$1.25	$1.18
Net income (diluted)	1.23	1.16

Pending Acquisition

On January 11, 2005, the Corporation entered into a merger agreement to acquire SVB Financial Services (SVB), of Somerville, New Jersey. SVB is a $475 million bank holding company whose primary subsidiary is Somerset Valley Bank, which operates eleven community-banking offices in Somerset, Hunterdon and Middlesex Counties in New Jersey.

Under the terms of the merger agreement, each of the approximately 4.1 million shares of SVB’s common stock will be acquired based on a “cash election merger” structure. Each SVB shareholder will have the ability to elect to receive 100% of the merger consideration in stock, 100% in cash, or a combination of FFC stock and cash. Their elections will be subject to prorating to achieve a result where a minimum of 20% and a maximum of 40% of SVB’s outstanding shares will receive cash consideration. Those shares that will be converted into FFC stock would be exchanged based on a fixed exchange ratio of 0.9519 shares of FFC stock for each share of SVB stock. Those shares of SVB stock that will be converted into cash will be converted into a per share amount of cash based on a fixed price of $21.00 per share of SVB stock. In addition, each of the options to acquire SVB’s stock will be converted to options to purchase the Corporation’s stock.

The acquisition is subject to approval by both the SVB shareholders and applicable bank regulatory authorities. The acquisition is expected to be completed during the third quarter of 2005. As a result of the acquisition, SVB will be merged into the Corporation and Somerset Valley Bank will become a wholly owned subsidiary.

The acquisition will be accounted for as a purchase. Purchase accounting requires the Corporation to allocate the total purchase price of the acquisition to the assets acquired and liabilities assumed, based on their respective fair values at the acquisition date, with any remaining acquisition cost being recorded as goodwill. Resulting goodwill balances are then subject to an impairment review on at least an annual basis. The results of SVB’s operations will be included in the Corporation’s financial statements prospectively from the date of the acquisition.

The total purchase price is estimated to be approximately $89.0 million, which includes cash paid, the value of the Corporation’s stock to be issued, SVB’s options to be converted and certain acquisition related costs. The net assets of SVB as of December 31, 2004 were $29.4 million and accordingly, the purchase price exceeds the carrying value of the net assets by $59.6 million as of this date. The total purchase price will be allocated to the net assets acquired as of the merger effective date, based on fair market values at that date. The Corporation expects to record a core deposit intangible asset and goodwill as a result of the acquisition accounting.

NOTE R – CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS

(in thousands)

	December 31
	2004	2003
ASSETS
Cash, securities, and other assets	$4,943	$8,186
Receivable from subsidiaries	777	96

Investment in:
Bank subsidiaries	1,183,856	775,074
Non-bank subsidiaries	250,901	235,431

Total Assets	$1,440,477	$1,018,787

LIABILITIES AND EQUITY
Line of credit with bank subsidiaries	$70,500	$2,878
Revolving line of credit	11,930	—
Long-term debt	34,955	34,717
Payable to non-bank subsidiaries	48,117	5,662
Other liabilities	32,685	28,594

Total Liabilities	198,187	71,851
Shareholders’ equity	1,242,290	946,936

Total Liabilities and Shareholders’ Equity	$1,440,477	$1,018,787

CONDENSED STATEMENTS OF INCOME

	Year ended December 31
	2004	2003	2002
	(in thousands)
Income:
Dividends from bank subsidiaries	$62,131	$149,596	$100,161
Other	40,227	38,206	32,531

	102,358	187,802	132,692
Expenses	54,663	48,180	43,883

Income before income taxes and equity in undistributed net income of subsidiaries	47,695	139,622	88,809
Income tax benefit	(5,829)	(3,898)	(4,171)

	53,524	143,520	92,980

Equity in undistributed net income (loss) of:
Bank subsidiaries	84,525	(20,879)	29,694
Non-bank subsidiaries	14,868	15,539	10,274

Net Income	$152,917	$138,180	$132,948

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2004	2003	2002
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$152,917	$138,180	$132,948

Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
(Increase) decrease in other assets	(12,588)	1,499	(2,107)
(Increase) decrease in investment in subsidiaries	(99,393)	5,340	(39,968)
Increase (decrease) in other liabilities and payable to non-bank subsidiaries	36,859	(4,098)	5,249

Total adjustments	(75,122)	2,741	(36,826)

Net cash provided by operating activities	77,795	140,921	96,122

Cash Flows From Investing Activities:
Investment in bank subsidiaries	(6,000)	(3,500)	(3,500)
Net cash paid for acquisitions	(5,283)	(1,544)	—

Net cash used in investing activities	(11,283)	(5,044)	(3,500)

Cash Flows From Financing Activities:
Net increase (decrease) in borrowings	79,552	(16,678)	9,056
Dividends paid	(74,802)	(64,628)	(58,954)
Net proceeds from issuance of common stock	7,712	5,122	3,304
Acquisition of treasury stock	(78,966)	(59,699)	(46,133)

Net cash used in financing activities	(66,504)	(135,883)	(92,727)

Net Increase (Decrease) in Cash and Cash Equivalents	8	(6)	(105)
Cash and Cash Equivalents at Beginning of Year	—	6	111

Cash and Cash Equivalents at End of Year	$8	$—	$6

Cash paid during the year for:
Interest	$2,889	$2,469	$1,791
Income taxes	54,457	48,924	49,621

Management Report on Internal Control Over Financial Reporting

The management of Fulton Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Fulton Financial Corporation’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. A discussion of the scope of management’s assessment is included in Note A in the accompanying financial statements. Based on this assessment, management concluded that, as of December 31, 2004, the company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Rufus A. Fulton, Jr.
Rufus A. Fulton, Jr.
Chairman and Chief Executive Officer

/s/ Charles J. Nugent
Charles J. Nugent
Senior Executive Vice President and
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Fulton Financial Corporation:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Fulton Financial Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fulton Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Fulton Financial Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Fulton Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Fulton Financial Corporation acquired First Washington FinancialCorp. on December 31, 2004, and management excluded from its assessment of the effectiveness of Fulton Financial Corporation’s internal control over financial reporting as of December 31, 2004, First Washington FinancialCorp.’s internal control over financial reporting associated with total assets of approximately $585 million and total revenues of $0 included in the consolidated financial statements of Fulton Financial Corporation as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of Fulton Financial Corporation also excluded an evaluation of the internal control over financial reporting of First Washington FinancialCorp.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fulton Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 22, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Harrisburg, Pennsylvania

February 22, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Fulton Financial Corporation:

We have audited the accompanying consolidated balance sheets of Fulton Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fulton Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Fulton Financial Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Harrisburg, Pennsylvania

February 22, 2005

QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

(in thousands, except per-share data)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
FOR THE YEAR 2004
Interest income	$113,936	$122,024	$126,947	$130,736
Interest expense	30,969	33,318	34,446	37,261

Net interest income	82,967	88,706	92,501	93,475
Provision for loan losses	1,740	800	1,125	1,052
Other income	32,038	36,663	34,994	35,169
Other expenses	62,272	70,538	70,335	70,470

Income before income taxes	50,993	54,031	56,035	57,122
Income taxes	15,147	16,167	16,915	17,035

Net income	$35,846	$37,864	$39,120	$40,087

Per-share data:
Net income (basic)	$0.32	$0.31	$0.32	$0.33
Net income (diluted)	0.31	0.31	0.32	0.33
Cash dividends	0.152	0.165	0.165	0.165

FOR THE YEAR 2003
Interest income	$110,184	$107,166	$105,907	$112,274
Interest expense	34,546	32,796	32,128	31,624

Net interest income	75,638	74,370	73,779	80,650
Provision for loan losses	2,835	2,490	2,190	2,190
Other income	31,048	33,862	36,629	32,831
Other expenses	55,265	57,393	58,666	60,235

Income before income taxes	48,586	48,349	49,552	51,056
Income taxes	14,543	14,287	15,170	15,363

Net income	$34,043	$34,062	$34,382	$35,693

Per-share data:
Net income (basic)	$0.30	$0.30	$0.30	$0.31
Net income (diluted)	0.30	0.30	0.30	0.31
Cash dividends	0.136	0.152	0.152	0.152

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2004, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The “Management Report on Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm” may be found in Item 8 “Financial Statements and Supplementary Data” of this document.

Changes in Internal Controls

There was no change in the Corporation’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Othe r Information

Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference herein is the information appearing under the heading “Information about Nominees and Continuing Directors” on pages 9 through 14 of the 2005 Proxy Statement.

The Corporation has adopted a code of ethics (Code of Conduct) that applies to all directors, officers and employees, including the Chief Executive Officer, the Chief Financial Officer and the Corporate Controller. A copy of the Code of Conduct may be obtained free of charge by writing to the Corporate Secretary at Fulton Financial Corporation, P.O. Box 4887, Lancaster, Pennsylvania 17604-4887.

Item 11. Executive Compensation

Incorporated by reference herein is the information appearing under the heading “Information Concerning Executive Officers” on pages 16 through 24 of the 2005 Proxy Statement and under the heading “Compensation of Directors” on page 24 of the 2005 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference herein is the information appearing under the heading “Voting of Shares and Principal Holders Thereof” on page 6 of the 2005 Proxy Statement and under the heading “Information about Nominees and Continuing Directors” on pages 9 through 14 of the 2005 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference herein is the information appearing under the heading “Transactions with Directors and Executive Officers” on page 24 of the 2005 Proxy Statement, the information appearing under the heading “Voting of Shares and Principal Holders Thereof” on page 6 of the 2005 Proxy Statement and the information appearing in “Note D - Loans and Allowance for Loan Losses”, of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”.

Item 14. Principal Accountant Fees and Services

Incorporated by reference herein is the information appearing under the heading “Relationship With Independent Public Accountants” on pages 25 and 26 of the 2005 Proxy Statement

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements — The following consolidated financial statements of Fulton Financial Corporation and subsidiaries are incorporated herein by reference in response to Item 8 above:

(i)	Consolidated Balance Sheets - December 31, 2004 and 2003.

(ii)	Consolidated Statements of Income - Years ended December 31, 2004, 2003 and 2002.

(iii)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income - Years ended December 31, 2004, 2003 and 2002.

(iv)	Consolidated Statements of Cash Flows - Years ended December 31, 2004, 2003 and 2002.

(v)	Notes to Consolidated Financial Statements

(vi)	Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules — All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

3.	Exhibits — The following is a list of the Exhibits required by Item 601 of Regulation S-K and filed as part of this report:

3.	Articles of Incorporation, as amended and restated, and Bylaws of Fulton Financial Corporation, as amended - Incorporated by reference from Exhibit 3 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

4.	Rights Amendment dated June 20, 1989, as amended and restated on April 27, 1999, between Fulton Financial Corporation and Fulton Bank - Incorporated by reference from Exhibit 1 of the Fulton Financial Corporation Current Report on Form 8-K dated April 27, 1999.

10.	Material Contracts - Executive Compensation Agreements and Plans:

(a)	Severance Agreements entered into between Fulton Financial and: Rufus A. Fulton, Jr., as of April 17, 1984; R. Scott Smith, Jr., as of May 17, 1988; Richard J. Ashby, Jr., as of May 17, 1988; and Charles J. Nugent, as of November 19, 1992 - Incorporated by reference from Exhibit 10(a) of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(b)	2004 Stock Option and Compensation Plan adopted October 21, 2003 - Incorporated by reference from Exhibit C of Fulton Financial Corporation’s 2004 Proxy Statement.

(c)	Fulton Financial Corporation Profit Sharing Plan, incorporated by reference from Exhibit 4.2 of a registration statement on Form S-8 filed January 11, 2002.

21.	Subsidiaries of the Registrant.

23.	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Exhibits – The exhibits required to be filed as part of this report are submitted as a separate section of this report.

(d)	Financial Statement Schedules – None required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULTON FINANCIAL CORPORATION
(Registrant)

Dated: March 15, 2005	By:	/s/ Rufus A. Fulton, Jr.
Rufus A. Fulton, Jr.,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Jeffrey G. Albertson, Esq. Jeffrey G. Albertson, Esq.	Director	March 15, 2005

/s/ Donald M. Bowman, Jr. Donald M. Bowman, Jr.	Director	March 15, 2005

/s/ Beth Ann L. Chivinski Beth Ann L. Chivinski	Executive Vice President and Controller (Principal Accounting Officer)	March 15, 2005

/s/ Craig A. Dally, Esq. Craig A. Dally, Esq.	Director	March 15, 2005

/s/ Clark S. Frame Clark S. Frame	Director	March 15, 2005

/s/ Patrick J. Freer Patrick J. Freer	Director	March 15, 2005

Signature	Capacity	Date
/s/ Rufus A. Fulton, Jr. Rufus A. Fulton, Jr.	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2005

/s/ Eugene H. Gardner Eugene H. Gardner	Director	March 15, 2005

/s/ Charles V. Henry III, Esq. Charles V. Henry III, Esq.	Director	March 15, 2005

/s/ George W. Hodges George W. Hodges	Director	March 15, 2005

/s/ Carolyn R. Holleran Carolyn R. Holleran	Director	March 15, 2005

/s/ Clyde W. Horst Clyde W. Horst	Director	March 15, 2005

/s/ Thomas W. Hunt Thomas W. Hunt	Director	March 15, 2005

/s/ Donald W. Lesher, Jr. Donald W. Lesher, Jr.	Director	March 15, 2005

/s/ Charles J. Nugent Charles J. Nugent	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2005

/s/ Joseph J. Mowad, M.D. Joseph J. Mowad, M.D.	Director	March 15, 2005

/s/ Abraham S. Opatut Abraham S. Opatut	Director	March 15, 2005

Signature	Capacity	Date
/s/ Mary Ann Russell Mary Ann Russell	Director	March 15, 2005

/s/ John O. Shirk, Esq. John O. Shirk, Esq.	Director	March 15, 2005

/s/ R. Scott Smith, Jr. R. Scott Smith, Jr.	President and Chief Operating Officer and Director	March 15, 2005

/s/ Gary A. Stewart Gary A. Stewart	Director	March 15, 2005

EXHIBIT INDEX

Exhibits Required Pursuant to Item 601 of Regulation S-K

3.	Articles of Incorporation, as amended and restated, and Bylaws of Fulton Financial Corporation, as amended - Incorporated by reference from Exhibit 3 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

4.	Rights Amendment dated June 20, 1989, as amended and restated on April 27, 1999, between Fulton Financial Corporation and Fulton Bank - Incorporated by reference from Exhibit 1 of the Fulton Financial Corporation Current Report on Form 8-K dated April 27, 1999.

10.	Material Contracts - Executive Compensation Agreements and Plans:

(a)	Severance Agreements entered into between Fulton Financial and: Rufus A. Fulton, Jr., as of April 17, 1984; R. Scott Smith, Jr., as of May 17, 1988; Richard J. Ashby, Jr., as of May 17, 1988; and Charles J. Nugent, as of November 19, 1992 - Incorporated by reference from Exhibit 10(a) of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(b)	2004 Stock Option and Compensation Plan adopted October 21,2003 - Incorporated by reference from Exhibit C of Fulton Financial Corporation’s 2004 Proxy Statement.

21.	Subsidiaries of the Registrant.

23.	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.