Form 10-Q
period 2005-03-31
FULTON FINANCIAL CORP
filed 2005-05-10
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005, or

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $2.50 Par Value – 125,704,000 shares outstanding as of April 30, 2005.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

Item 1. Financial Statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands, except per-share data)

	March 31	December 31
	2005	2004

ASSETS

Cash and due from banks	$336,039	$278,065
Interest-bearing deposits with other banks	9,123	4,688
Federal funds sold	75,000	32,000
Mortgage loans held for sale	163,004	158,872
Investment securities:
Held to maturity (estimated fair value of $27,807 in 2005 and $25,413 in 2004)	27,570	25,001
Available for sale	2,357,788	2,424,858

Loans, net of unearned income	7,747,301	7,584,547
Less: Allowance for loan losses	(90,127)	(89,627)

Net Loans	7,657,174	7,494,920

Premises and equipment	149,492	146,911
Accrued interest receivable	42,214	40,633
Goodwill	364,169	364,019
Intangible assets	24,091	25,303
Other assets	212,614	163,081

Total Assets	$11,418,278	$11,158,351

LIABILITIES

Deposits:
Non-interest bearing	$1,579,400	$1,507,799
Interest-bearing	6,401,747	6,387,725

Total Deposits	7,981,147	7,895,524

Short-term borrowings:
Federal funds purchased	760,557	676,922
Other short-term borrowings	504,803	517,602

Total Short-Term Borrowings	1,265,360	1,194,524

Accrued interest payable	29,546	27,279
Other liabilities	133,577	114,498
Federal Home Loan Bank advances and long-term debt	773,129	684,236

Total Liabilities	10,182,759	9,916,061

SHAREHOLDERS’ EQUITY

Common stock, $2.50 par value, 400 million shares authorized, 134.4 million shares issued in 2005 and 134.2 million shares issued in 2004	336,022	335,604
Additional paid-in capital	999,212	1,000,111
Retained earnings	98,148	77,419
Accumulated other comprehensive loss	(35,698)	(10,133)
Treasury stock, 8.5 million shares in 2005 and 2004, at cost	(162,165)	(160,711)

Total Shareholders’ Equity	1,235,519	1,242,290

Total Liabilities and Shareholders’ Equity	$11,418,278	$11,158,351

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per-share data)

	Three Months Ended
	March 31
	2005	2004

INTEREST INCOME

Loans, including fees	$116,628	$88,466
Investment securities:
Taxable	18,261	21,736
Tax-exempt	2,849	2,533
Dividends	1,084	952
Mortgage loans held for sale	1,812	239
Other interest income	176	10

Total Interest Income	140,810	113,936

INTEREST EXPENSE

Deposits	27,808	20,350
Short-term borrowings	6,824	3,327
Long-term debt	7,930	7,292

Total Interest Expense	42,562	30,969

Net Interest Income	98,248	82,967
PROVISION FOR LOAN LOSSES	800	1,740

Net Interest Income After Provision for Loan Losses	97,448	81,227

OTHER INCOME

Investment management and trust services	9,019	8,645
Service charges on deposit accounts	9,332	9,505
Other service charges and fees	5,556	5,026
Gain on sale of mortgage loans	6,049	1,714
Investment securities gains	3,315	5,828
Other	2,582	1,320

Total Other Income	35,853	32,038

OTHER EXPENSES

Salaries and employee benefits	44,201	36,758
Net occupancy expense	7,498	5,518
Equipment expense	3,070	2,641
Data processing	3,169	2,819
Advertising	1,973	1,528
Intangible amortization	1,179	991
Other	12,641	12,017

Total Other Expenses	73,731	62,272

Income Before Income Taxes	59,570	50,993
INCOME TAXES	18,039	15,147

Net Income	$41,531	$35,846

PER-SHARE DATA:

Net income (basic)	$0.33	$0.32
Net income (diluted)	0.33	0.31
Cash dividends	0.165	0.152

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2005 AND 2004

					Accumulated
	Number of		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
	Outstanding	Stock	Capital	Earnings	Loss (Income)	Stock	Total
	(dollars in thousands)
Balance at December 31, 2004	125,720,000	$335,604	$1,000,111	$77,419	$(10,133)	$(160,711)	$1,242,290
Comprehensive income:
Net income				41,531			41,531
Unrealized loss on securities (net of $12.0 million tax effect)					(24,480)		(24,480)
Unrealized loss on derivative financial instruments (net of $1.7 million tax effect)					(3,240)		(3,240)
Less — reclassification adjustment for gains included in net income (net of $1.2 million tax expense)					2,155		2,155

Total comprehensive income							15,966

Stock issued (293,000 shares from treasury stock)	472,000	418	(899)			5,469	4,988
Acquisition of treasury stock	(320,000)					(6,923)	(6,923)
Cash dividends — $0.165 per share				(20,802)			(20,802)

Balance at March 31, 2005	125,872,000	$336,022	$999,212	$98,148	$(35,698)	$(162,165)	$1,235,519

Balance at December 31, 2003	113,668,000	$284,480	$633,588	$117,373	$12,267	$(100,772)	$946,936
Comprehensive Income:
Net income				35,846			35,846
Unrealized gain on securities (net of $4.3 million tax effect)					7,966		7,966
Less — reclassification adjustment for gains included in net income (net of $2.0 million tax expense)					(3,788)		(3,788)

Total comprehensive income							40,024

Stock issued (all treasury)	242,000		(1,950)			4,283	2,333
Acquisition of treasury stock	(171,000)					(3,519)	(3,519)
Cash dividends — $0.152 per share				(17,325)			(17,325)

Balance at March 31, 2004	113,739,000	$284,480	$631,638	$135,894	$16,445	$(100,008)	$968,449

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended March 31
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$41,531	$35,846
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	800	1,740
Depreciation and amortization of premises and equipment	3,263	3,014
Net amortization of investment security premiums	1,256	2,569
Investment security gains	(3,315)	(5,828)
Net (increase) decrease in mortgage loans held for sale	(4,132)	3,943
Amortization of intangible assets	1,179	991
(Increase) decrease in accrued interest receivable	(1,581)	1,579
Increase in other assets	(5,076)	(10,094)
Increase in accrued interest payable	2,267	332
Increase in other liabilities	3,627	11,848

Total adjustments	(1,712)	10,094

Net cash provided by operating activities	39,819	45,940

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	56,380	68,197
Proceeds from maturities of securities held to maturity	1,525	2,814
Proceeds from maturities of securities available for sale	153,488	225,787
Purchase of securities held to maturity	(4,383)	(2,084)
Purchase of securities available for sale	(196,144)	(73,835)
(Increase) decrease in short-term investments	(47,435)	610
Net increase in loans	(163,054)	(58,252)
Net cash paid for acquisitions	—	(2,130)
Net purchase of premises and equipment	(5,844)	(2,609)

Net cash (used in) provided by investing activities	(205,467)	158,498

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	48,989	65,810
Net increase (decrease) in time deposits	36,634	(33,418)
Increase in long-term debt	88,893	3,234
Increase (decrease) in short-term borrowings	70,836	(214,238)
Dividends paid	(19,795)	(17,337)
Net proceeds from issuance of common stock	4,988	2,333
Acquisition of treasury stock	(6,923)	(3,519)

Net cash provided by (used in) financing activities	223,622	(197,135)

Net Increase in Cash and Due From Banks	57,974	7,303
Cash and Due From Banks at Beginning of Period	278,065	300,966

Cash and Due From Banks at End of Period	$336,039	$308,269

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$40,295	$30,637
Income taxes	799	104

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three months ended
	March 31
	2005	2004
	(in thousands)
Weighted average shares outstanding (basic)	125,881	113,691
Impact of common stock equivalents	1,550	990

Weighted average shares outstanding (diluted)	127,431	114,681

NOTE C – Subsequent Events

5-for-4 Stock Split - The Corporation declared a 5-for-4 stock split on April 13, 2005. The stock split will be paid in the form of a 25% stock dividend on June 8, 2005 to shareholders of record as of May 17, 2005. Share and per-share information presented in this report have not been restated to reflect the impact of this stock split as the market price of the Corporation’s stock will not adjust until after the issuance of this report. The following table presents share and per-share information on a pro-forma basis, as restated for the impact of the stock split.

	Three months ended March 31
	2005	2004
	(shares in thousands)
As Reported:
Net income (basic)	$0.33	$0.32
Net income (diluted)	0.33	0.31
Weighted average shares outstanding (basic)	125,881	113,691
Weighted average shares outstanding (diluted)	127,431	114,681
Ending shares outstanding (at March 31)	125,872	113,738

Pro-forma:
Net income (basic)	$0.26	$0.26
Net income (diluted)	0.26	0.25
Weighted average shares outstanding (basic)	157,351	142,113
Weighted average shares outstanding (diluted)	159,289	143,351
Ending shares outstanding (at March 31)	157,340	142,173

Authorized Shares - On April 13, 2005, the shareholders of the Corporation approved an amendment to the Articles of Incorporation to increase the number of authorized shares of common stock from 400 million to 600 million shares.

Branch Sales - On April 22, 2005 the Corporation sold two branches in New Jersey, including deposits totaling approximately $23.3 million. As a result of this transaction, a total gain of approximately $1.1 million will be recognized in the second quarter of 2005.

The Corporation has entered into a contract for the sale of a branch in Maryland, including deposits totaling approximately $19.2 million at March 31, 2005. Per the terms of the contract, the deposits will be sold at a premium of 8% and the real property will be sold at net book value. This sale is expected to be completed during the second or third quarter of 2005, pending the receipt of certain regulatory approvals.

Accelerated Share Repurchase Plan – On May 4, 2005, the Corporation purchased 3.5 million shares of its common stock from an investment bank at a total cost of $73.6 million under an “Accelerated Share Repurchase” program (ASR), which allowed the shares to be repurchased immediately rather than over time. The investment bank, in turn, is repurchasing shares on the open market over a period that is determined by the average daily trading volume of our shares, among other factors. The Corporation expects to settle its position with the investment bank at the end of the ASR by paying or receiving cash in an amount representing the difference between the initial price and the actual price of the shares repurchased. The Corporation expects the ASR to be completed during 2005.

NOTE D – Disclosures about Segments of an Enterprise and Related Information

The Corporation does not have any operating segments, which require disclosure of additional information. While the Corporation owns thirteen separate banks, each engages in similar activities and provides similar products and services. The Corporation’s non-banking activities are immaterial and therefore, separate information has not been disclosed.

NOTE E – Stock-Based Compensation

The Corporation accounts for its stock-based compensation, consisting primarily of stock options, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”

(APB 25). As such, no compensation expense has been recognized in the Consolidated Statements of Income as stock options are granted with an exercise price equal to the fair market value of the Corporation’s stock. Pro-forma disclosures of the impact of stock-based compensation on the Corporation’s net income and net income per share, had compensation expense been recognized under the provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (Statement 123), are as follows:

	Three months ended
	March 31
	2005	2004
Net income as reported	$41,531	$35,846
Stock-based employee compensation expense under the fair value method, net of tax	96	70

Pro-forma net income	$41,435	$35,776

Net income per share (basic)	$0.33	$0.32
Pro-forma net income per share (basic)	0.33	0.31

Net income per share (diluted)	$0.33	$0.31
Pro-forma net income per share (diluted)	0.33	0.31

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (Statement 123R). Statement 123R is a revision to the original Statement 123 which disallows the APB 25 method of accounting for stock options and requires public companies to recognize compensation expense related to stock-based compensation in their income statements. Companies can adopt Statement 123R using either “modified prospective application” or “modified retrospective application”. Modified retrospective application also results in restatement of prior period results, based on the amounts previously disclosed in prior period financial statements.

The effective date of Statement 123R was originally the beginning of the first fiscal quarter after June 15, 2005. In April 2005 the Securities and Exchange Commission delayed the effective date to the beginning of the first fiscal year after June 15, 2005, or January 1, 2006 for the Corporation. Early adoption is permissible. The Corporation expects to adopt the provisions of Statement 123R in the third quarter of 2005, using modified retrospective application.

NOTE F – Employee Benefit Plans

The Corporation maintains a defined benefit pension plan (Pension Plan) for certain employees. Contributions to the Pension Plan are actuarially determined and funded annually. Pension Plan assets are invested in money markets, fixed income securities, including corporate bonds, U.S. Treasury securities and common trust funds, and equity securities, including common stocks and common stock mutual funds. The Pension Plan has been closed to new participants, but existing participants continue to accrue benefits according to the terms of the plan. The Corporation expects to contribute approximately $2.3 million to the Pension Plan in 2005.

The Corporation currently provides medical and life insurance benefits under a post-retirement benefits plan (Post-Retirement Plan) to certain retired full-time employees who were employees of the Corporation prior to January 1, 1998. Other certain full-time employees may become eligible for these discretionary benefits if they reach retirement age while working for the Corporation. Benefits are based on a graduated scale for years of service after attaining the age of 40.

The net periodic benefit cost for the Corporation’s Pension Plan and Post-Retirement Plan, as determined by consulting actuaries, consisted of the following components for the quarters ended March 31:

	Pension Plan		Post-Retirement Plan
	2005	2004	2005	2004
	(in thousands)
Service cost	$622	$577	$89	$91
Interest cost	843	776	117	119
Expected return on plan assets	(818)	(750)	—	(1)
Net amortization and deferral	222	166	(57)	(58)

Net periodic benefit cost	$869	$769	$149	$151

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

SOP 03-3 became effective for the Corporation on January 1, 2005. No loans or debt securities meeting the scope of SOP 03-3 were acquired during the quarter ended March 31, 2005. The Corporation does not expect SOP 03-3 to have a material effect on the Corporation’s consolidated financial statements in the future.

Other Than Temporary Impairment: In 2004, the Emerging Issues Task Force (EITF) released EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (EITF 03-01), which provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments.

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

On April 1, 2004, the Corporation acquired all of the outstanding common stock of Resource Bankshares Corporation (Resource), an $890 million financial holding company, and its primary subsidiary, Resource Bank. The total purchase price was $195.7 million, including $185.9 million in stock issued and options assumed, and $9.8 million in Resource stock purchased for cash and other direct acquisition costs. The Corporation issued 1.54 shares of its stock for each of the 5.9 million shares of Resource outstanding on the acquisition date. The purchase price was determined based on the value of the Corporation’s stock on the date when the final terms of the acquisition were agreed to and announced.

Resource Bank is located in Virginia Beach, Virginia, and operates six community-banking offices in Newport News, Chesapeake, Herndon, Virginia Beach, and Richmond, Virginia and fourteen loan production and residential mortgage offices in Virginia, North Carolina, Maryland and Florida. This acquisition allowed the Corporation to enter a new geographic market.

The following table summarizes unaudited pro-forma information assuming the acquisitions of Resource and First Washington State Bank had occurred on January 1, 2004. This pro-forma information includes certain adjustments, including amortization related to fair value adjustments recorded in purchase accounting (in thousands, except per-share information):

Three months
ended
March 31, 2004
Net interest income	$94,082
Other income	37,490
Net income	38,028

Per Share:
Net income (basic)	$0.30
Net income (diluted)	0.29

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

The total purchase price is estimated to be approximately $87.7 million, which includes cash expected to be paid, the value of the Corporation’s stock expected to be to be issued, SVB’s options to be converted and certain acquisition related costs. The net assets of SVB as of March 31, 2005 were $30.5 million and, accordingly, the purchase price exceeds the carrying value of the net assets by $57.2 million as of this date. The total purchase price will be allocated to the net assets acquired as of the merger effective date, based on fair market values at that date. The Corporation expects to record a core deposit intangible asset and goodwill as a result of the acquisition accounting.

Note I – Derivative Financial Instruments – Interest Rate Swaps

As of March 31, 2005, interest rate swaps with a notional amount of $240 million were used to hedge certain long-term fixed rate certificate of deposit liabilities held at one of the Corporation’s affiliate banks. The terms of the certificates of deposit and the interest rate swaps mirror each other and were committed to simultaneously. Under the terms of the swap agreements, the Corporation is the fixed rate receiver and the floating rate payer (generally tied to the three month London Interbank Offering Rate, or LIBOR, a common index used for setting rates between financial institutions). The combination of the interest rate swaps and the issuance of the certificates of deposit generates long-term floating rate funding for the Corporation. The interest rate swaps are classified as a cash flow hedge and the fair values of the derivatives are recorded as other assets or other liabilities. Changes in the fair values during the period are recorded in other comprehensive income to the extent the hedge is effective. Ineffectiveness resulting from differences between the changes in fair value or cash flows of the certificate of deposits and the interest rate swaps must be recorded in current period earnings.

The Corporation’s analysis of the effectiveness of the hedges indicated they were 98.2% effective as of March 31, 2005. As a result, a $63,000 charge to income for the three-month period ended March 31, 2005 was recognized. During the first quarter of 2005, the Corporation recorded a $3.2 million other comprehensive loss to recognize the effective fair value changes of derivatives resulting from the rising interest rate environment.

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

The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	March 31
	2005	2004
	(in thousands)
Commitments to extend credit	3,492,011	2,688,675
Standby letters of credit	532,287	478,064
Commercial letters of credit	24,654	20,266

NOTE K – Subordinated Debt

On March 28, 2005 the Corporation issued $100.0 million of ten-year subordinated notes at a fixed rate of 5.35%, with semi annual interest payments commencing in October 2005. The notes mature on April 1, 2015.

NOTE L – Reclassifications

Certain amounts in the 2004 consolidated financial statements and notes have been reclassified to conform to the 2005 presentation.

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

The Corporation’s net income for the first quarter of 2005 increased $5.7 million, or 15.9%, from $35.8 million in 2004 to $41.5 million in 2005. Diluted net income per share increased $0.02, or 6.5%, from $0.31 in 2004 to $0.33 in 2005. The percentage increase in net income per share was lower than the net income increase as the average number of shares outstanding increased as a result of shares issued for acquisitions. The Corporation realized annualized returns on average assets of 1.50% and average equity of 13.48% during the first quarter of 2005. The annualized return on average tangible equity, which is net income divided by average shareholders’ equity, excluding goodwill and intangible assets, was 19.56% for the quarter.

The increase in net income compared to the first quarter of 2004 resulted from an $15.3 million increase in net interest income, a $6.3 million increase in other income (excluding security gains) and a $940,000 decrease in the provision for loan losses, offset by a $2.5 million decrease in security gains, an $11.5 million increase in other expenses and a $2.9 million increase in income taxes. Net interest income growth resulted from increases in average earning assets, due to the acquisitions of Resource Bancshares Corporation (Resource) in April 2004 and First Washington FinancialCorp (First Washington) in December 2004 (see “Acquisitions” below). The net interest margin increased 4.2% compared to the first quarter of 2004, compounding the impact of the earning asset growth.

The following summarizes some of the more significant factors that influenced the Corporation’s first quarter 2005 results.

Interest Rates — The FRB raised short-term interest rates seven times since March, 2004, resulting in a 175 basis point increase in both the Federal funds rate (from 1.00% to 2.75%) and the prime lending rate, (from 4.00% to 5.75%). These increases have had a positive impact on the Corporation’s net interest margin and earnings as floating rate assets immediately adjusted to higher rates. The offsetting increase in rates on deposits and borrowings has not been as pronounced, however competitive pressure to reprice deposits has recently increased.

Longer-term rates also increased over the past twelve months. The national monthly average of 30-year mortgage rates increased 42 basis points from 5.59% in 2004 to 6.01% in 2005. In a rising rate environment, the Corporation expects improvements in net interest income, as discussed in the “Market Risk” section of Management’s Discussion. Continued increases in long-term rates, however, may have a detrimental impact on mortgage loan origination volumes and related gains on sales of mortgage loans.

Earning Assets — The Corporation’s interest-earning assets increased significantly, as a result of acquisitions and strong internal loan growth. This growth also contributed to the increase in net interest income. With improving regional economic conditions and with the slowdown of mortgage loan refinances, the Corporation is optimistic that internal loan growth in the short-term will continue to be positive.

From 2004 to 2005, the Corporation experienced a shift in its composition of interest-earning assets from investments (23.8% of total average interest-earning assets in 2005, compared to 31.2% in 2004) to loans (74.8% in 2005 compared to 68.6% in 2004). This change resulted as funds from investment maturities, primarily mortgage-backed securities were reinvested in loans. The movement to higher-yielding loans has had a positive effect on the Corporation’s net interest income and net interest margin.

Asset Quality — Asset quality refers to the underlying credit characteristics of borrowers and the likelihood that defaults on contractual payments will result in charge-offs of account balances. Asset quality is generally a function of economic conditions, but can be managed through conservative underwriting and sound collection policies and procedures.

The Corporation continued to maintain excellent asset quality, attributable to its credit culture and underwriting policies. Asset quality measures such as non-performing assets to total assets and net charge-offs to average loans improved in comparison to 2004, resulting in a lower provision for loan losses in the first quarter 2005. While overall asset quality has remained strong, deterioration in quality of one or several significant accounts could have a detrimental impact and result in losses that may not be foreseeable based on current information. In addition, rising interest rates could increase the total payments of borrowers and could have a negative impact on the ability of some to pay according to the terms of their loans.

Equity Markets — As noted in the “Market Risk” section of Management’s Discussion, equity valuations can have an impact on the Corporation’s financial performance. In particular, bank stocks account for a significant portion of the Corporation’s equity investment portfolio. Gains on sales of these equities have been a recurring component of the Corporation’s earnings for many years, including the first quarters of 2005 and 2004 with total gains of $2.5 million and $4.8 million, respectively. If this portfolio declines in value, this component of earnings could contract.

Acquisitions — In April 2004, the Corporation acquired Resource, an $890 million financial holding company located in Virginia Beach, Virginia whose primary subsidiary was Resource Bank. This was the Corporation’s first acquisition in Virginia, allowing it to enter a new geographic market. In December 2004, the Corporation acquired First Washington, a $490 million bank holding company located in Windsor, New Jersey whose primary subsidiary was First Washington State Bank. Results for 2005 in comparison to 2004 were impacted by these acquisitions (referred to collectively as the “Acquisitions”).

On January 11, 2005, the Corporation entered into a merger agreement to acquire SVB Financial Services, Inc. (SVB) of Somerville, New Jersey. SVB is a $475 million bank holding company whose primary subsidiary is Somerset Valley Bank, which operates eleven community-banking offices in Somerset, Hunterdon and Middlesex counties in New Jersey. The acquisition is expected to be completed in the third quarter of 2005. For additional information on the terms of this pending acquisition, see Note H, “Acquisitions”, in the Notes to Consolidated Financial Statements.

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

Quarter ended March 31, 2005 versus quarter ended March 31, 2004

Net Interest Income

Net interest income increased $15.3 million, to $98.2 million in 2005 from $83.0 million in 2004. This increase was due to both average balance growth, with total earning assets increasing 15.8%, and an improving net interest margin. The average yield on earning assets increased 49 basis points (a 9.7% increase) over 2004 while the cost of interest-bearing liabilities increased 38 basis points (a 22.5% increase). This resulted in a 16 basis point increase in net interest margin compared to the same period in 2004. The Corporation continues to manage its asset/liability position and interest rate risk through the methods discussed in the “Market Risk” section of Management’s Discussion.

The following table provides a comparative average balance sheet and net interest income analysis for the first quarter of 2005 as compared to the same period in 2004 (dollars in thousands):

	Quarter Ended March 31, 2005			Quarter Ended March 31, 2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
ASSETS
Interest-earning assets:
Loans and leases	$7,675,034	$116,628	6.16%	$6,187,988	$88,466	5.75%
Taxable investment securities	1,983,864	18,261	3.73	2,402,420	21,736	3.64
Tax-exempt investment securities	335,355	2,849	3.45	276,143	2,533	3.69
Equity securities	123,800	1,084	3.55	131,553	952	2.91

Total investment securities	2,443,019	22,194	3.68	2,810,116	25,221	3.61
Mortgage loans held for sale	112,619	1,812	6.53	15,212	239	6.32
Other interest-earning assets	28,699	176	2.49	3,741	10	1.08

Total interest-earning assets	10,259,371	140,810	5.57%	9,017,057	113,936	5.08%
Noninterest-earning assets:
Cash and due from banks	322,793			300,789
Premises and equipment	149,017			121,428
Other assets	569,527			315,953
Less: Allowance for loan losses	(90,489)			(78,732)

Total Assets	$11,210,219			$9,676,495

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$1,494,984	$2,970	0.81%	$1,268,671	$1,355	0.43%
Savings deposits	1,911,820	4,466	0.95	1,760,104	2,507	0.57
Time deposits	2,996,377	20,372	2.76	2,431,742	16,488	2.73

Total interest-bearing deposits	6,403,181	27,808	1.76	5,460,517	20,350	1.50
Short-term borrowings	1,239,454	6,824	2.23	1,345,285	3,327	0.99
Long-term debt	681,450	7,930	4.72	570,075	7,292	5.14

Total interest-bearing liabilities	8,324,085	42,562	2.07%	7,375,877	30,969	1.69%
Noninterest-bearing liabilities:
Demand deposits	1,509,118			1,257,541
Other	127,148			93,352

Total Liabilities	9,960,351			8,726,770
Shareholders’ equity	1,249,868			949,725

Total Liabilities and Shareholders’ Equity	$11,210,219			$9,676,495

Net interest income		$98,248			$82,967

Net interest margin (FTE)			3.95%			3.79%

(1)	Yields on tax-exempt securities are not fully taxable equivalent (FTE).

The following table summarizes the changes in interest income and expense due to changes in average balances (volume) and changes in rates:

	2005 vs. 2004
	Increase (decrease) due
	To change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans and leases	$21,684	$6,478	$28,162
Taxable investment securities	(3,997)	522	(3,475)
Tax-exempt investment securities	495	(179)	316
Equity securities	(60)	192	132
Mortgage loans held for sale	1,565	8	1,573
Other interest-earning assets	139	27	166

Total interest-earning assets	$19,826	$7,048	$26,874

Interest expense on:
Demand deposits	$274	$1,341	$1,615
Savings deposits	228	1,731	1,959
Time deposits	3,706	178	3,884
Short-term borrowings	(281)	3,778	3,497
Long-term debt	1,289	(651)	638

Total interest-bearing liabilities	$5,216	$6,377	$11,593

Interest income increased $26.9 million, or 23.6%, mainly as a result of the growth in average balances. Total interest-earning assets increased 13.8%, resulting in a $19.8 million increase in interest income. An additional $7.0 million increase was realized from the 49 basis point increase in rates.

Average loans and leases increased $1.5 billion, or 24.0%. The following summarizes the growth in average loans by category:

	Three months ended
	March 31		Increase (decrease)
	2005	2004	$	%
	(dollars in thousands)
Commercial — industrial and financial	$2,004,879	$1,606,165	$398,714	24.8%
Commercial — agricultural	326,699	349,198	(22,499)	(6.4)
Real estate — commercial mortgage	2,439,800	2,013,488	426,312	21.2
Real estate — commercial construction	362,953	253,824	109,129	43.0
Real estate — residential mortgage	560,431	441,848	118,583	26.8
Real estate — residential construction	309,902	43,463	266,439	613.0
Real estate — home equity	1,106,937	898,567	208,370	23.2
Consumer	500,465	512,947	(12,482)	(2.4)
Leasing and other	62,968	68,488	(5,520)	(8.1)

Total	$7,675,034	$6,187,988	$1,487,046	24.0%

The Acquisitions contributed approximately $1.0 billion to the increase in average balances. The following table presents the average balance impact of the Acquisitions, by type:

	Three months ended March 31
	2005	2004
	(in thousands)
Commercial — industrial and financial	$212,101	$—
Commercial — agricultural	1,604	—
Real estate — commercial mortgage	275,022	—
Real estate — commercial construction	103,562	—
Real estate — residential mortgage	90,883	—
Real estate — residential construction	252,280	—
Real estate — home equity	50,157	—
Consumer	6,287	—
Leasing and other	8,664	—

Total	$1,000,560	$—

The following table presents the growth in average loans, by type, excluding the average balances contributed by the Acquisitions:

	Three months ended March 31		Increase (decrease)
	2005	2004	$	%
	(dollars in thousands)
Commercial — industrial and financial	$1,792,778	$1,606,165	$186,613	11.6%
Commercial — agricultural	325,095	349,198	(24,103)	(6.9)
Real estate — commercial mortgage	2,164,778	2,013,488	151,290	7.5
Real estate — commercial construction	259,391	253,824	5,567	2.2
Real estate — residential mortgage	469,548	441,848	27,700	6.3
Real estate — residential construction	57,622	43,463	14,159	32.6
Real estate — home equity	1,056,780	898,567	158,213	17.6
Consumer	494,178	512,947	(18,769)	(3.7)
Leasing and other	54,304	68,488	(14,184)	(20.7)

Total	$6,674,474	$6,187,988	$486,486	7.9%

Excluding the impact of the acquisitions, loan growth continued to be particularly strong in the commercial and commercial mortgage categories, which together increased $319.4 million, or 7.6%. Residential mortgage and residential construction increased $41.9 million, or 8.6%. Home equity loans increased $158.2 million, or 17.6%, due to promotional efforts and customers using home equity loans as a cost-effective refinance alternative. Consumer loans decreased slightly, reflecting repayment of these loans with tax-advantaged residential mortgage or home equity loans. Leasing and other loans decreased $14.2 million, or 20.7%.

The average yield on loans during the first quarter of 2005 was 6.16%, a 41 basis point, or 7.1%, increase over 2004. This reflects the impact of a significant portfolio of floating rate loans, which immediately reprice to higher rates when interest rates rise, as they have over the past twelve months.

Average investment securities decreased $367.1 million, or 13.1%. Excluding the impact of the Acquisitions, this decrease was $697.7 million, or 24.8%. During the past twelve months, the Corporation did not reinvest a significant portion of investment maturities in order to minimize interest rate risk in expectation of rising rates and to help fund loan growth. The average yield on investment securities increased 7 basis points from 3.61% in 2004 to 3.68% in 2005.

Interest expense increased $11.6 million, or 37.4%, to $42.6 million in the first quarter of 2005 from $31.0 million in the first quarter of 2004. Interest expense increased $5.2 million due to an increase in average balances, with the remaining $6.4 million increase resulting from the 38 basis point increase in the cost of total interest-bearing liabilities. The cost of interest-bearing deposits increased 26 basis points, or 17.3%, from 1.50% in 2004 to 1.76% in 2005. This increase was due to rising rates in general as a result of the FRB’s rate increases over the past twelve months.

The following table summarizes the growth in average deposits by category:

	Three months ended
	March 31		Increase
	2005	2004	$	%
		(dollars in thousands)
Noninterest-bearing demand	$1,509,118	$1,257,541	$251,577	20.0%
Interest-bearing demand	1,494,984	1,268,671	226,313	17.8
Savings/money market	1,911,820	1,760,104	151,716	8.6
Time deposits	2,996,377	2,431,742	564,635	23.2

Total	$7,912,299	$6,718,058	$1,194,241	17.8%

The Acquisitions accounted for approximately $1.1 billion of the increase in average balances. The following table presents the average balance impact of the Acquisitions, by type:

	Three months ended
	March 31
	2005	2004
	(in thousands)
Noninterest-bearing demand	$116,911	$—
Interest-bearing demand	110,971	—
Savings/money market	117,488	—
Time deposits	705,219	—

Total	$1,050,589	$—

The following table presents the growth in average deposits, by type, excluding the contribution of the Acquisitions:

	Three months ended
	March 31		Increase (decrease)
	2005	2004	$	%
	(dollars in thousands)
Noninterest-bearing demand	$1,392,207	$1,257,541	$134,666	10.7%
Interest-bearing demand	1,384,013	1,268,671	115,342	9.1
Savings/money market	1,794,332	1,760,104	34,228	1.9
Time deposits	2,291,158	2,431,742	(140,584)	(5.8)

Total	$6,861,710	$6,718,058	$143,652	2.1%

Average borrowings increased slightly from the first quarter of 2004. The Acquisitions added $227.1 million to short-term borrowings and $115.5 million to long-term debt. Excluding the Acquisitions, average short-term borrowings decreased $332.9 million, or 24.7%, to $1.0 billion in 2005, while average long-term debt decreased $4.1 million or 0.7%, to $565.9 million. The decrease in short-term borrowings was mainly due to a decrease in Federal funds purchased which were reduced with funds from maturing securities.

Provision and Allowance for Loan Losses

The following table summarizes loans outstanding (net of unearned income) as of the dates shown:

	March 31	December 31	March 31
	2005	2004	2004
	(in thousands)
Commercial — industrial and financial	$1,975,981	$1,946,962	$1,621,583
Commercial — agricultural	319,647	326,176	339,032
Real-estate — commercial mortgage	2,540,554	2,461,016	2,042,234
Real-estate — commercial construction	366,624	348,846	250,214
Real-estate — residential mortgage	556,966	543,072	436,043
Real-estate — residential construction	323,701	277,940	39,057
Real estate — home equity	1,110,126	1,108,249	914,891
Consumer	496,031	506,290	508,518
Leasing and other	57,671	65,996	65,505

	$7,747,301	$7,584,547	$6,217,077

     The following table summarizes the activity in the Corporation’s allowance for loan losses:

	Three months ended
	March 31
	2005	2004
	(dollars in thousands)
Loans outstanding at end of period (net of unearned)	$7,747,301	$6,217,077

Daily average balance of loans and leases	$7,675,034	$6,187,988

Balance at beginning of period	$89,627	$77,700
Loans charged-off:
Commercial, financial and agricultural	822	979
Real estate – mortgage	187	765
Consumer	766	787
Leasing and other	44	133

Total loans charged-off	1,819	2,664

Recoveries of loans previously charged-off:
Commercial, financial and agricultural	697	517
Real estate – mortgage	450	446
Consumer	366	499
Leasing and other	6	33

Total recoveries	1,519	1,495

Net loans charged-off	300	1,169

Provision for loan losses	800	1,740

Balance at end of period	$90,127	$78,271

Net charge-offs to average loans (annualized)	0.02%	0.08%

Allowance for loan losses to loans outstanding	1.16%	1.26%

The following table summarizes the Corporation’s non-performing assets as of the indicated dates:

	March 31	December 31	March 31
	2005	2004	2004
	(dollars in thousands)
Non-accrual loans	$19,232	$22,574	$19,594
Loans 90 days past due and accruing	6,545	8,318	10,758
Other real estate owned (OREO)	3,244	2,209	356

Total non-performing assets	$29,021	$33,101	$30,708

Non-accrual loans/Total loans	0.25%	0.30%	0.32%
Non-performing assets/Total assets	0.25%	0.30%	0.32%
Allowance/Non-performing loans	350%	290%	258%

The provision for loan losses for the first quarter of 2005 totaled $800,000, a decrease of $940,000, or 54.0%, from the same period in 2004. Net charge-offs totaled $300,000, or 0.02% of average loans on an annualized basis, during the first quarter of 2005, an $869,000 improvement over the $1.2 million, or 0.08%, in net charge-offs for the first quarter of 2004. Non-performing assets decreased to $29.0 million, or 0.25% of total assets, at March 31, 2005, from $30.7 million, or 0.32% of total assets, at March 31, 2004.

Management believes that the allowance balance of $90.1 million at March 31, 2005 is sufficient to cover losses inherent in the loan portfolio on that date and is appropriate based on applicable accounting standards.

Other Income

The following table details the components of other income:

	Three months ended
	March 31		Increase (decrease)
	2005	2004	$	%
		(in thousands)
Investment management and trust services	$9,019	$8,645	$374	4.3%
Service charges on deposit accounts	9,332	9,505	(173)	(1.8)
Other service charges and fees	5,556	5,026	530	10.5
Gain on sale of mortgage loans	6,049	1,714	4,335	252.9
Investment securities gains	3,315	5,828	(2,513)	(43.1)
Other	2,582	1,320	1,262	95.6

Total	$35,853	$32,038	$3,815	11.9%

Total other income for the quarter ended March 31, 2005 was $35.9 million, an increase of $3.8 million, or 11.9%, over the comparable period in 2004. Excluding investment securities gains, which decreased from $5.8 million in 2004 to $3.3 million in 2005, other income increased $6.3 million, or 24.1%. The Acquisitions contributed $4.9 million to total other income in the first quarter of 2005.

Gains on sale of mortgage loans increased $4.3 million with Resource Bank contributing $3.7 million of the increase. Service charges on deposit accounts decreased $173,000, or 1.8%, (excluding the Acquisitions, service charges on deposit accounts decreased $456,000). The decrease was mainly due to increases in existing customers’ balances resulting in lower service charges for those accounts. Other income increased $1.3 million or 95.6%. The Acquisitions contributed $673,000 of the increase in other income with the remaining increase due to the change in the fair values of certain derivatives related to forward commitments for loan sales.

Investment securities gains decreased $2.5 million, or 43.1%. Investment securities gains during the first quarter of 2005 consisted of net realized gains of $2.5 million on the sale of equity securities and $790,000 on the sale of available for sale debt securities. Investment securities gains during the first quarter of 2004 consisted of net realized gains of $4.8 million on the sale of equity securities and $1.0 million on the sale of available for sale debt securities.

Other Expenses

The following table details the components of other expenses:

	Three months ended
	March 31		Increase
	2005	2004	$	%
		(dollars in thousands)
Salaries and employee benefits	$44,201	$36,758	$7,443	20.2%
Net occupancy expense	7,498	5,518	1,980	35.9
Equipment expense	3,070	2,641	429	16.2
Data processing	3,169	2,819	350	12.4
Advertising	1,973	1,528	445	29.1
Intangible amortization	1,179	991	188	19.0
Other	12,641	12,017	624	5.2

Total	$73,731	$62,272	$11,459	18.4%

Total other expenses increased $11.5 million, or 18.4%, in 2005, including $10.8 million due to the Acquisitions, detailed as follows:

	Three months ended
	March 31
	2005	2004
	(in thousands)
Salaries and employee benefits	$5,893	$—
Net occupancy expense	1,133	—
Equipment expense	556	—
Data processing	503	—
Advertising	220	—
Intangible amortization	260	—
Other	2,233	—

Total	$10,798	$—

The following table presents the components of other expenses, excluding the amounts contributed by the Acquisitions, for the quarter ended March 31, 2005:

	Three months ended
	March 31		Increase (decrease)
	2005	2004	$	%
		(dollars in thousands)
Salaries and employee benefits	$38,308	$36,758	$1,550	4.2%
Net occupancy expense	6,365	5,518	847	15.3
Equipment expense	2,514	2,641	(127)	(4.8)
Data processing	2,666	2,819	(153)	(5.4)
Advertising	1,753	1,528	225	14.7
Intangible amortization	919	991	(72)	(7.3)
Other	10,408	12,017	(1,609)	(13.4)

Total	$62,933	$62,272	$661	1.1%

The discussion that follows addresses changes in other expenses, excluding the Acquisitions.

Salaries and employee benefits increased $1.6 million, or 4.2%, in comparison to the first quarter of 2004. The salary expense component increased $1.0 million, or 3.4%, driven by salary increases for existing employees, as total average full-time equivalent employees remained relatively consistent at approximately 2,900. Employee benefits increased $533,000, or 7.8%, in comparison to the first quarter of 2004 driven mainly by continued increases in healthcare costs.

Net occupancy expense increased $847,000, or 15.3%, to $6.4 million in 2005. The increase resulted from the expansion of the branch network and the addition of new office space for existing affiliates. Equipment expense decreased $127,000 or 4.8%, due to lower depreciation expense as certain equipment became fully depreciated.

Data processing expense decreased $153,000, or 5.4%, mainly as a result of renegotiations of key processing contracts with certain vendors. Advertising expense increased $225,000, or 14.7%, due to normal retail promotional campaigns. Intangible amortization decreased $72,000, or 7.3%, in the first quarter of 2005. Intangible amortization consists of the amortization of unidentifiable intangible assets related to branch and loan acquisitions, core deposit intangible assets, and other identified intangible assets. Since many of these intangibles are amortized using accelerated methods, amortization expense of existing intangibles decreases over time. Other expense decreased $1.6 million, or 13.4%, mainly as a result of several non-recurring items, including a reduction of the reserve for legal contingencies and an adjustment in deferred origination costs.

Income Taxes

Income tax expense for the first quarter of 2005 was $18.0 million, a $2.9 million, or 19.1%, increase from $15.1 million in 2004. The Corporation’s effective tax rate was approximately 30.3% in 2005 as compared to 29.7% in 2004. The effective rate is lower than the federal statutory rate of 35% due mainly to investments in tax-free municipal securities and federal tax credits from investments in low and moderate income housing partnerships.

FINANCIAL CONDITION

Total assets of the Corporation increased $260.0 million, or 2.3%, to $11.4 billion at March 31, 2005, compared to $11.2 billion at December 31, 2004. Investment securities decreased $64.5 million, or 2.6%, as a result of investment maturities exceeding investment purchases, and a $25.1 million increase in unrealized losses due to rising interest rates. Loans outstanding, net of unearned income, increased $162.8 million, or 2.1%, during the period. Commercial loans, commercial mortgages, residential mortgages and home equity loans each increased slightly, offset by declines in consumer and leasing and other loans.

Cash and due from banks increased $58.0 million, or 20.9%, to $336.0 million at March 31, 2005. Due to the nature of these accounts, daily balances can fluctuate up or down in the normal course of business.

Other short-term investments, Federal funds sold and mortgage loans held for sale increased $51.6 million, or 26.4%, mainly due to a $43.0 million increase in Federal funds sold which was offset by an increase in federal funds purchased. Other assets increased $49.5 million, or 30.4%, primarily due to an increase in receivables related to unsettled investment security sales.

Deposits increased $85.6 million, or 1.1%, from December 31, 2004. Noninterest-bearing deposits increased $71.6 million, or 4.7%, while interest-bearing demand deposits decreased $22.4 million, or 1.5%, and savings deposits were unchanged. Time deposits increased $36.6 million reflecting a slight shift by customers to longer term investments as rates on time deposits have increased due to competitive pressures resulting from the FRB’s two short-term interest rate increases during the first quarter of 2005.

Short-term borrowings, which consist mainly of Federal funds purchased and customer cash management accounts, increased $70.8 million, or 5.9%, during the first quarter of 2005. This was mainly due to an increase in Federal funds purchased. Long-term debt increased $88.9 million, or 13.0%, mainly due to $100.0 million of subordinated debt issued in March 2005. See the “Liquidity” section of Management’s Discussion for a summary of the terms of this debt.

Other liabilities increased $19.1 million, or 16.7%, due to a $6.7 million increase in accrued Federal income taxes and a $9.5 million increase in payables related to unsettled investment security purchases.

Capital Resources

Total shareholders’ equity decreased $6.8 million, or 0.5%, during the first three months of 2005. Increases due to net income of $41.5 million and $5.0 million in stock issuances were offset by $22.3 million in unrealized losses on securities, $20.8 million in cash dividends to shareholders, $6.9 million in stock repurchases and $3.2 million in unrealized losses on derivative financial instruments.

The Corporation periodically implements stock repurchase plans for various corporate purposes. In addition to evaluating the financial benefits of implementing repurchase plans, management also considers liquidity needs, the current market price per share and regulatory limitations. In 2002, the Board of Directors approved a stock repurchase plan, which was extended in both 2003 and 2004. On December 21, 2004 the Board of Directors approved an additional extension of the plan from December 31, 2004 to June 30, 2005 and increased the total number of shares that could be repurchased to 4.0 million. The plan originally permitted the Corporation to purchase 4.0 million shares. Prior to the date of the extension, there were only 1.5 million of the original 4.0 million shares still available to be repurchased. During the first quarter of 2005, 319,800 shares were purchased under this plan. As of March 31, 2005, there were approximately 3.7 million shares remaining that may be repurchased.

The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of March 31, 2005, the Corporation and each of its bank subsidiaries met the minimum requirements. In addition, the Corporation and each of its bank subsidiaries’ capital ratios exceeded the amounts required to be considered “well-capitalized” as defined in the regulations. The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements as of March 31:

			Regulatory Minimum
	March 31	December 31	Capital	Well
	2005	2004	Adequacy	Capitalized
Total Capital (to Risk Weighted Assets)	13.1%	11.7%	8.0%	10.0%
Tier I Capital to (Risk Weighted Assets)	10.8%	10.6%	4.0%	6.0%
Tier I Capital (to Average Assets)	8.4%	8.7%	3.0%	5.0%

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

The Corporation’s sources and uses of cash were discussed in general terms in the net interest income section of Management’s Discussion. The Consolidated Statements of Cash Flows provide additional information. The Corporation generated $39.8 million in cash from operating activities during the first quarter of 2005, mainly due to net income. Investing activities resulted in a net cash outflow of $205.5 million, as purchases of investment securities and loan originations exceeded sales and maturities of investment securities. Finally, financing activities resulted in a net inflow of $223.6 million due to increases in both deposits and borrowings.

Liquidity must also be managed at the Fulton Financial Corporation Parent Company level. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from subsidiary banks to the Parent Company in the form of loans and dividends. Generally, these limitations are based on the subsidiary banks’ regulatory capital levels and their net income. Until 2004, the Parent Company had been able to meet its cash needs through normal, allowable dividends and loans. However, as a result of increased acquisition activity and stock repurchase plans, the Parent Company’s cash needs have increased, requiring additional sources of funds.

In July 2004, the Parent Company entered into a revolving line of credit agreement with an unaffiliated bank. Under the terms of the agreement, the Parent Company can borrow up to $50.0 million (may be increased to $100.0 million upon request) with interest calculated at the one-month London Interbank Offering Rate (LIBOR) plus 0.625%. The credit agreement requires the Corporation to maintain certain financial ratios related to capital strength and earnings. The Corporation was in compliance with all required covenants under the credit agreement as of March 31, 2005. As of March 31, 2005, there were no borrowings against this line.

On March 28, 2005 the Corporation issued $100 million of ten-year subordinated notes at a fixed rate of 5.35%. See also Note K “Subordinated Debt “ in the Notes to Consolidated Financial Statements.

These borrowing arrangements supplement the liquidity available from subsidiaries through dividends and borrowings and provide some flexibility in Parent Company cash management. Management continues to monitor the liquidity and capital needs of the Parent Company and will implement appropriate strategies, as necessary, to remain well capitalized and to meet its cash needs.

In addition to its normal recurring and operating cash needs, the Parent Company will also pay cash for a portion of the SVB acquisition, which is expected to be completed in the third quarter of 2005. Based on the terms of the merger agreement, the Parent Company will pay a minimum of approximately $17.0 million and a maximum of approximately $34.0 million to consummate the acquisition. See Note H, “ Acquisitions” in the Notes to Consolidated Financial Statements for a summary of the terms of this transaction.

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

Equity Market Price Risk

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s equity investments consist primarily of common stocks of publicly traded financial institutions (cost basis of approximately $58.3 million and fair value of $58.7 million at March 31, 2005). The Corporation’s financial institutions stock portfolio had gross unrealized gains of approximately $2.7 million at March 31, 2005.

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

The Corporation has evaluated, based on existing accounting guidance, whether any unrealized losses on individual equity investments constituted “other than temporary” impairment, which would require a write-down through a charge to earnings. Based on the results of such evaluations, the Corporation recorded write-downs of $137,000 in 2004 and $3.3 million in 2003 for specific equity securities which were deemed to exhibit other than temporary impairment in value. Through March 31, 2005, gains of approximately $2.5 million had been realized on the sale of investments previously written down. Additional impairment charges may be necessary depending upon the performance of the equity markets in general and the performance of the individual investments held by the Corporation

In addition to its equity portfolio, the Corporation’s investment management and trust services revenue could be impacted by fluctuations in the securities markets. A portion of the Corporation’s trust revenue is based on the value of the underlying investment portfolios. If securities markets contract, the Corporation’s revenue could be negatively impacted. In addition, the ability of the Corporation to sell its equities brokerage services is dependent, in part, upon consumers’ level of confidence in the outlook for rising securities prices.

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

	Expected Maturity Period							Estimated
	2005	2006	2007	2008	2009	Beyond	Total	Fair Value
Fixed rate loans (1)	$700,008	$460,266	$381,107	$243,899	$159,998	$418,828	$2,364,106	$2,325,606
Average rate (2)	6.06%	6.12%	6.04%	6.10%	6.27%	5.98%	6.07%
Floating rate loans (8)	1,354,664	674,893	541,479	452,594	411,220	1,948,345	5,383,195	4,877,339
Average rate	6.21%	6.17%	6.20%	6.27%	5.95%	5.98%	6.11%

Fixed rate investments (3)	480,328	357,006	307,461	362,436	303,529	488,966	2,299,726	2,250,591
Average rate	4.11%	3.90%	3.85%	3.56%	3.60%	3.54%	3.77%
Floating rate investments (3)	—	—	—	126	—	6,727	6,853	6,848
Average rate	—	—	—	0.00%	—	3.98%	4.02%

Other interest-earning assets	237,165	—	—	—	—	—	237,165	237,165
Average rate	5.63%	—	—	—	—	—	5.63%

Total	$2,772,165	$1,492,165	$1,230,047	$1,059,055	$874,747	$2,862,866	$10,291,045	$9,697,549
Average rate	5.78%	5.61%	5.57%	5.31%	5.20%	5.66%	5.60%

Fixed rate deposits (4)	$1,419,952	$624,509	$332,093	$110,524	$73,694	$283,996	$2,844,768	$2,474,743
Average rate	2.31%	3.26%	3.79%	3.37%	4.23%	4.23%	2.98%
Floating rate deposits (5)	2,081,846	210,592	201,577	197,437	197,437	2,247,488	5,136,377	3,785,055
Average rate	1.41%	0.49%	0.34%	0.29%	0.29%	0.22%	0.72%

Fixed rate borrowings (6).	393,396	25,461	107,871	83,749	24,571	138,082	773,130	356,235
Average rate	2.34%	3.20%	4.63%	4.77%	4.93%	5.40%	3.58%
Floating rate borrowings (7)	1,265,360	—	—	—	—	—	1,265,360	1,006,499
Average rate	2.90%	—	—	—	—	—	2.90%

Total	$5,160,554	$860,562	$641,541	$391,710	$295,702	$2,669,566	$10,019,635	$7,622,532
Average rate	2.01%	2.59%	3.02%	2.44%	1.83%	1.06%	1.88%

Assumptions:

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments.

(2)	Average rates are shown on a fully taxable equivalent basis using an effective tax rate of 35%.

(3)	Amounts are based on contractual maturities; adjusted for expected prepayments on mortgage-backed securities and expected calls on agency and municipal securities.

(4)	Amounts are based on contractual maturities of time deposits.

(5)	Money market, Super NOW, NOW and savings accounts are placed based on history of deposit flows.

(6)	Amounts are based on contractual maturities of Federal Home Loan Bank advances, adjusted for possible calls.

(7)	Amounts are Federal Funds Purchased and securities sold under agreements to repurchase, which mature in less than 90 days.

(8)	Floating rate loans include adjustable rate commercial mortgages.

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

Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into predetermined repricing periods. The assets and liabilities in each of these periods are summed and compared for mismatches within that maturity segment. Core deposits having noncontractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans held and for mortgage-backed securities includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative 6-month gap to plus or minus 15% of total earning assets. The cumulative 6-month gap as of March 31, 2005 was 0.98.

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

Annual change
in net interest
Rate Shock	income	% Change
+300 bp	+$21.2 million	+ 5.5%
+200 bp	+$14.7 million	+ 3.8%
+100 bp	+$8.5 million	+ 2.2%
-100 bp	-$11.7 million	- 3.0%
-200 bp	-$33.6 million	- 8.7%

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

Change in
economic
Rate Shock	value of equity	% Change
+300 bp	-$10.8 million	- 0.7%
+200 bp	-$6.4 million	- 0.4%
+100 bp	+$24.6 million	+ 1.6%
-100 bp	-$42.4 million	- 2.8%
-100 bp	-$18.2 million	- 1.2%

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

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total number of	Maximum
			shares purchased	number of shares
	Total		as part of a	that may yet be
	number of	Average price	publicly	purchased under
	shares	paid per	announced plan	the plan or
Period	purchased	share	or program	program
(01/01/05 – 01/31/05)	—	—	—	4,000,000
(02/01/05 – 02/28/05)	62,800	21.72	62,800	3,937,200
(03/01/05 – 03/31/05)	257,000	21.63	257,000	3,680,200

On December 21, 2004 the Board of Directors approved an extension of its stock repurchase plan from December 31, 2004 to June 30, 2005 and increased the total number of shares that could be repurchased to 4.0 million. The plan originally permitted the Corporation to purchase 4.0 million shares. Prior to the date of the extension, there were only 1.5 million of the original 4.0 million shares still available to be repurchased.

During the first quarter of 2005, 319,800 shares were repurchased under this plan. No stock repurchases were made outside publicly announced plans and all were made under the guidelines of Rule 10b-18 and in compliance with Regulation M.

Item 6. Exhibits

See Exhibit Index for a list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report.

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULTON FINANCIAL CORPORATION

Date: May 9, 2005	/s/	Rufus A. Fulton, Jr.
Rufus A. Fulton, Jr.
Chairman and Chief Executive Officer

Date: May 9, 2005	/s/	Charles J. Nugent
Charles J. Nugent
Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibits Required Pursuant
to Item 601 of Regulation S-K

3.	(i) Articles of incorporation, as amended and restated, of the Fulton Financial Corporation as amended — Incorporated by reference to the S-4 Registration Statement filed on April 13, 2005.

3.	(ii) Bylaws of Fulton Financial Corporation as amended — Incorporated by reference to the S-4 Registration Statement filed on April 13, 2005.

4.	Instruments defining the rights of security holders, including indentures.

(a)	Rights Agreement dated June 20, 1989, as amended and restated on April 27, 1999 between Fulton Financial Corporation and Fulton Bank — Incorporated by reference to Exhibit 1 of the Fulton Financial Corporation Current Report on Form 8-K dated April 27, 1999.

10.	Material Contracts

(a)	An Indenture entered into on March 28, 2005 between Fulton Financial Corporation and Wilmington Trust Company as trustee, relating to the issuance by Fulton of $100 million aggregate principal amount of 5.35% subordinated notes due April 1, 2015 – Incorporated by reference to Item 1 of the Fulton Financial Corporation Current Report on Form 8-K dated March 31, 2005.

(b)	A Registration Rights Agreement between Fulton Financial Corporation and Sandler O’Neill & Partners, L.P. as representative of the “Initial Purchasers” of $100 million of subordinated notes issued by Fulton Financial Corporation on March 28, 2005 — Incorporated by reference to Item 1 of the Fulton Financial Corporation Current Report on Form 8-K dated March 31, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.