Form 10-Q
period 2005-06-30
FULTON FINANCIAL CORP
filed 2005-08-09
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
Common Stock, $2.50 Par Value – 156,824,223 shares outstanding as of July 29, 2005.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005

Item 1. Financial Statements
FULTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands, except per-share data)

	June 30	December 31
	2005	2004
ASSETS
Cash and due from banks	$358,581	$278,065
Interest-bearing deposits with other banks	21,842	4,688
Federal funds sold	758	32,000
Loans held for sale	237,713	158,872
Investment securities:
Held to maturity (estimated fair value of $27,285 in 2005 and $25,413 in 2004)	27,003	25,001
Available for sale	2,402,362	2,424,858

Loans, net of unearned income	7,861,508	7,584,547
Less: Allowance for loan losses	(90,402)	(89,627)

Net Loans	7,771,106	7,494,920

Premises and equipment	153,598	146,911
Accrued interest receivable	43,819	40,633
Goodwill	364,203	364,019
Intangible assets	22,592	25,303
Other assets	167,506	163,081

Total Assets	$11,571,083	$11,158,351

LIABILITIES
Deposits:
Non-interest bearing	$1,611,909	$1,507,799
Interest-bearing	6,527,758	6,387,725

Total Deposits	8,139,667	7,895,524

Short-term borrowings:
Federal funds purchased	660,633	676,922
Other short-term borrowings	473,950	517,602

Total Short-Term Borrowings	1,134,583	1,194,524

Accrued interest payable	31,042	27,279
Other liabilities	119,971	114,498
Federal Home Loan Bank advances and long-term debt	951,745	684,236

Total Liabilities	10,377,008	9,916,061

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 168.3 million shares issued in 2005 and 167.8 million shares issued in 2004	420,662	335,604
Additional paid-in capital	917,323	1,000,111
Retained earnings	117,064	77,419
Accumulated other comprehensive loss	(20,166)	(10,133)
Treasury stock, 15.3 million shares in 2005 and 10.7 million shares in 2004, at cost	(240,808)	(160,711)

Total Shareholders’ Equity	1,194,075	1,242,290

Total Liabilities and Shareholders’ Equity	$11,571,083	$11,158,351

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per-share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
INTEREST INCOME

Loans, including fees	$123,309	$96,859	$239,937	$185,325
Investment securities:
Taxable	18,257	19,652	36,518	41,388
Tax-exempt	2,843	2,540	5,692	5,073
Dividends	1,155	992	2,239	1,944
Mortgage loans held for sale	2,699	1,962	4,511	2,201
Other interest income	348	19	524	29

Total Interest Income	148,611	122,024	289,421	235,960

INTEREST EXPENSE

Deposits	31,104	22,345	58,912	42,695
Short-term borrowings	7,914	3,135	14,738	6,462
Long-term debt	9,668	7,838	17,598	15,130

Total Interest Expense	48,686	33,318	91,248	64,287

Net Interest Income	99,925	88,706	198,173	171,673
PROVISION FOR LOAN LOSSES	725	800	1,525	2,540

Net Interest Income After Provision for Loan Losses	99,200	87,906	196,648	169,133

OTHER INCOME
Investment management and trust services	8,966	8,637	17,985	17,282
Service charges on deposit accounts	9,960	9,929	19,292	19,434
Other service charges and fees	7,142	4,970	12,698	9,996
Gain on sale of mortgage loans	6,290	6,050	12,339	7,764
Investment securities gains	1,418	5,349	4,733	11,177
Other	4,539	1,727	7,121	3,047

Total Other Income	38,315	36,662	74,168	68,700

OTHER EXPENSES
Salaries and employee benefits	45,152	41,834	89,353	78,592
Net occupancy expense	6,549	5,859	14,047	11,377
Equipment expense	2,888	2,749	5,958	5,390
Data processing	3,321	2,868	6,490	5,687
Advertising	2,276	1,914	4,249	3,442
Intangible amortization	1,168	1,356	2,347	2,347
Other	16,752	13,957	29,393	25,974

Total Other Expenses	78,106	70,537	151,837	132,809

Income Before Income Taxes	59,409	54,031	118,979	105,024
INCOME TAXES	17,829	16,167	35,868	31,314

Net Income	$41,580	$37,864	$83,111	$73,710

PER-SHARE DATA:
Net income (basic)	$0.27	$0.25	$0.53	$0.50
Net income (diluted)	0.27	0.25	0.53	0.50
Cash dividends	0.145	0.132	0.277	0.254
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2005 AND 2004

					Accumulated
					Other
	Number of		Additional		Comprehen-
	Shares	Common	Paid-In	Retained	sive Income	Treasury
	Outstanding	Stock	Capital	Earnings	(Loss)	Stock	Total
	(dollars in thousands)
Balance at December 31, 2004	157,150,000	$335,604	$1,000,111	$77,419	$(10,133)	$(160,711)	$1,242,290
Comprehensive income:
Net income				83,111			83,111
Unrealized loss on derivative financial instruments (net of $540,000 tax effect)					(1,003)		(1,003)
Unrealized loss on securities (net of $6.5 million tax effect)					(12,106)		(12,106)
Less – reclassification adjustment for gains included in net income (net of $1.7 million tax expense)					3,076		3,076

Total comprehensive income							73,078

Stock split paid in the form of a 25% stock dividend		84,046	(84,114)				(68)
Stock issued (340,00 shares from treasury stock)	806,000	1,012	1,326			5,071	7,409
Acquisition of treasury stock	(5,000,000)					(85,168)	(85,168)
Cash dividends — $0.277 per share				(43,466)			(43,466)

Balance at June 30, 2005	152,956,000	$420,662	$917,323	$117,064	$(20,166)	$(240,808)	$1,194,075

Balance at December 31, 2003	142,085,000	$284,480	$633,588	$117,373	$12,267	$(100,772)	$946,936
Comprehensive income:
Net income				73,710			73,710
Unrealized loss on securities (net of $16.6 million tax effect)					(30,749)		(30,749)
Less – reclassification adjustment for gains included in net income (net of $3.9 million tax expense)					(7,265)		(7,265)

Total comprehensive income							35,696

Stock dividend – 5%		15,299	100,226	(115,615)			(90)
Stock issued (all treasury)	824,000		(6,157)			11,756	5,599
Stock issued for acquisition of Resource Bancshares Corporation	11,287,000	21,498	164,365				185,863
Acquisition of treasury stock	(1,845,000)					(29,939)	(29,939)
Cash dividends — $0.254 per share				(36,583)			(36,583)

Balance at June 30, 2004	152,351,000	$321,277	$892,022	$38,885	$(25,747)	$(118,955)	$1,107,482

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended
	June 30
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$83,111	$73,710

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,525	2,540
Depreciation and amortization of premises and equipment	6,539	6,177
Net amortization of investment security premiums	2,682	5,942
Investment securities gains	(4,733)	(11,177)
Net increase in loans held for sale	(58,455)	(18,769)
Amortization of intangible assets	2,347	2,347
Increase in accrued interest receivable	(3,186)	(1,294)
(Increase) decrease in other assets	(836)	5,861
Increase (decrease) in accrued interest payable	3,763	(2,481)
(Decrease) increase in other liabilities	(4,736)	5,643

Total adjustments	(55,090)	(5,211)

Net cash provided by operating activities	28,021	68,499

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	101,196	179,971
Proceeds from maturities of securities held to maturity	2,102	5,279
Proceeds from maturities of securities available for sale	311,054	457,086
Purchase of securities held to maturity	(4,398)	(3,699)
Purchase of securities available for sale	(406,130)	(133,005)
Decrease in short-term investments	26,551	2,760
Net increase in loans	(298,097)	(256,901)
Net cash paid for acquisitions	—	(768)
Net purchase of premises and equipment	(13,226)	(5,966)

Net cash (used in) provided by investing activities	(280,948)	244,757

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	122,355	203,212
Net increase (decrease) in time deposits	121,788	(122,396)
Increase (decrease) in long-term debt	267,509	(34,376)
Decrease in short-term borrowings	(59,941)	(266,384)
Dividends paid	(40,441)	(34,762)
Net proceeds from issuance of common stock	7,341	5,599
Acquisition of treasury stock	(85,168)	(29,939)

Net cash provided by (used in) financing activities	333,443	(279,046)

Net Increase in Cash and Due From Banks	80,516	34,210
Cash and Due From Banks at Beginning of Period	278,065	300,966

Cash and Due From Banks at End of Period	$358,581	$335,176

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$87,485	$66,768
Income taxes	30,618	25,841
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A – Basis of Presentation
The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the Corporation) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
NOTE B – Net Income Per Share and Comprehensive Income (Loss)
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
A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Weighted average shares outstanding (basic)	154,509	152,647	155,922	147,380
Impact of common stock equivalents	1,721	1,709	1,828	1,474

Weighted average shares outstanding (diluted)	156,230	154,356	157,750	148,854

Total comprehensive income was $57.1 million and $73.1 million for the three and six months ended June 30, 2005, respectively. Total comprehensive loss was $4.3 million for the quarter ended June 30, 2004 and total comprehensive income was $35.7 million for the six months ended June 30, 2004.
NOTE C – 5-for-4 Stock Split
The Corporation declared a 5-for-4 stock split on April 13, 2005, which was paid in the form of a 25% stock dividend on June 8, 2005 to shareholders of record on May 17, 2005. All share and per-share information has been restated to reflect the impact of this stock split.
NOTE D – Disclosures about Segments of an Enterprise and Related Information
The Corporation does not have any operating segments, which require disclosure of additional information. While the Corporation owned thirteen separate banks as of June 30, 2005, each engaged in similar activities and provided similar products and services. The Corporation’s non-banking activities are immaterial and, therefore, separate information has not been disclosed.

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

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Net income as reported	$41,580	$37,864	$83,111	$73,710
Stock-based employee compensation expense under the fair value method, net of tax	83	62	179	132

Pro-forma net income	$41,497	$37,802	$82,932	$73,578

Net income per share (basic)	$0.27	$0.25	$0.53	$0.50
Pro-forma net income per share (basic)	0.27	0.25	0.53	0.50

Net income per share (diluted)	$0.27	$0.25	$0.53	$0.50
Pro-forma net income per share (diluted)	0.27	0.24	0.53	0.49
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
The effective date of Statement 123R was originally the beginning of the first fiscal quarter after June 15, 2005. In April 2005, the Securities and Exchange Commission (SEC) delayed the effective date to the beginning of the first fiscal year after June 15, 2005, or January 1, 2006 for the Corporation. Early adoption is permissible. The Corporation expects to adopt the provisions of Statement 123R in the third quarter of 2005, using modified retrospective application. On July 1, 2005 the Corporation granted 1.1 million stock options under its Stock Option and Compensation Plan.
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
The net periodic benefit cost for the Corporation’s Pension Plan and Post-Retirement Plan, as determined by consulting actuaries, consisted of the following components for the three and six-month periods ended June 30:

	Pension Plan
	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
		(in thousands)
Service cost	$621	$577	$1,245	$1,154
Interest cost	842	776	1,685	1,551
Expected return on plan assets	(819)	(750)	(1,637)	(1,500)
Net amortization and deferral	221	166	443	332

Net periodic benefit cost	$865	$769	$1,736	$1,537

	Post-Retirement Plan
	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
		(in thousands)
Service cost	$88	$91	$177	$182
Interest cost	114	118	231	237
Expected return on plan assets	(1)	—	(1)	(1)
Net amortization and deferral	(55)	(57)	(112)	(115)

Net periodic benefit cost	$146	$152	$295	$303

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
SOP 03-3 became effective for the Corporation on January 1, 2005. No loans or debt securities meeting the scope of SOP 03-3 were acquired during the three or six-month periods ended June 30, 2005. The Corporation does not expect SOP 03-3 to have a material effect on the Corporation’s consolidated financial statements in the future.
Other Than Temporary Impairment: In 2004, the Emerging Issues Task Force released Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (EITF 03-1), which provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments.
In June 2005, the FASB voted to nullify certain provisions of EITF 03-1 which addressed the evaluation of an impairment to determine whether it was other-than-temporary. In general, these provisions required companies to declare their ability and intent to hold other-than-temporarily impaired investments until they recovered their losses. If a company was unable to make this declaration, write-downs of investment securities through losses charged to the income statement would be required. The effective date of these provisions was originally delayed in September 2004, due to industry concerns about the potential impact of this proposed accounting.
Adoption of the surviving provisions of EITF 03-1 did not have a material impact on the Corporation’s financial condition or results of operations. The Corporation continues to apply the provisions of existing authoritative literature in evaluating its investments for other-than-temporary impairment.
NOTE H – Acquisitions
On December 31, 2004, the Corporation acquired all of the outstanding common stock of First Washington FinancialCorp (First Washington), of Windsor, New Jersey. First Washington was a $490 million bank holding company whose primary subsidiary was First Washington State Bank (FWSB), which operates sixteen community-banking offices in Mercer, Monmouth and Ocean Counties in New Jersey. This acquisition enabled the Corporation to expand and enhance its existing New Jersey franchise.
The total purchase price was $125.8 million, including $125.2 million in stock issued and stock options assumed and $610,000 in First Washington stock purchased for cash and other direct acquisition costs. The Corporation issued 1.69 shares of its stock for each of the 4.3 million shares of First Washington outstanding on the acquisition date. The purchase price was determined based on the value of the Corporation’s stock on the date when the final terms of the acquisition were agreed to and announced.
On April 1, 2004, the Corporation acquired all of the outstanding common stock of Resource Bankshares Corporation (Resource), an $890 million financial holding company, and its primary subsidiary, Resource Bank. Resource Bank is located in Virginia Beach, Virginia, and operates six community-banking offices in Newport News, Chesapeake, Herndon, Virginia Beach and Richmond, Virginia and fourteen loan production and residential mortgage offices in Virginia, North Carolina, Maryland and Florida. This acquisition allowed the Corporation to enter a new geographic market.
The total purchase price was $195.7 million, including $185.9 million in stock issued and stock options assumed and $9.8 million in Resource stock purchased for cash and other direct acquisition costs. The Corporation issued 1.925 shares of its stock for each of the 5.9 million shares of Resource outstanding on the acquisition date. The purchase price was determined based on the value of the Corporation’s stock on the date when the final terms of the acquisition were agreed to and announced.
The following table summarizes unaudited pro-forma information assuming the acquisitions of Resource and First Washington had occurred on January 1, 2004. This pro-forma information includes certain adjustments, including amortization related to fair value adjustments recorded in purchase accounting (in thousands, except per-share information):

	Three months ended	Six months ended
	June 30, 2004	June 30, 2004
Net interest income	$92,733	$186,828
Other income	37,523	75,177
Net income	39,084	77,112

Per Share:
Net income (basic)	$0.24	$0.48
Net income (diluted)	0.24	0.47

NOTE I – Subsequent Events
Acquisition of SVB Financial Services, Inc.: On July 1, 2005, the Corporation completed its acquisition of SVB Financial Services, Inc. (SVB). SVB was a $530 million bank holding company whose primary subsidiary was Somerset Valley Bank (Somerset Valley), which operates 11 community-banking offices in Somerset, Hunterdon and Middlesex Counties in New Jersey.
Under the terms of the merger agreement, each of the approximately 4.1 million shares of SVB’s common stock was acquired by the Corporation based on a “cash election merger” structure. Each SVB shareholder elected to receive 100% of the merger consideration in stock, 100% in cash, or a combination of stock and cash.
As a result of the SVB shareholder elections, approximately 3.1 million of the SVB shares outstanding on the acquisition date were converted into shares of Corporation common stock, based on a fixed exchange ratio of 1.1899 shares of Corporation stock for each share of SVB stock. The remaining 984,000 shares of SVB stock were purchased for $21.00 per share, or a total of $20.7 million cash. In addition, each of the options to acquire SVB’s stock were converted into options to purchase the Corporation’s stock or were settled in cash, based on the election of each option holder and the terms of the merger agreement.
As a result of the acquisition, SVB was merged into the Corporation and Somerset Valley became a wholly owned subsidiary. The acquisition is being accounted for using purchase accounting, which requires the Corporation to allocate the total purchase price of the acquisition to the assets acquired and liabilities assumed, based on their respective fair values at the acquisition date, with any remaining purchase price being recorded as goodwill. Resulting goodwill balances are then subject to an impairment test on at least an annual basis. The results of Somerset Valley’s operations will be included in the Corporation’s financial statements prospectively from the July 1, 2005 acquisition date.
The total purchase price of approximately $90 million includes the value of the Corporation’s stock issued ($65.7 million), cash paid ($20.7 million), SVB options converted or settled in cash ($2.5 million), and certain acquisition related costs ($1.0 million). The carrying value of the net assets of Somerset Valley as of July 1, 2005 was approximately $31.5 million and, therefore, the purchase price exceeded the carrying value of the net assets by approximately $58.5 million. The total purchase price will be allocated to the net assets acquired, based on acquisition date fair values. The Corporation expects to record a core deposit intangible asset and goodwill as a result of the acquisition accounting. The Corporation is in the process of completing its fair value analysis and will determine the allocation of the purchase price to the fair value of net assets acquired and goodwill during the third quarter of 2005.
Pending Acquisition – Columbia Bancorp: On July 26, 2005, the Corporation entered into a merger agreement to acquire Columbia Bancorp (Columbia), of Columbia, Maryland. Columbia is a $1.3 billion bank holding company whose primary subsidiary is Columbia Bank, which operates 19 full-service community banking offices and five retirement community offices in Howard, Montgomery, Prince George’s and Baltimore Counties and Baltimore City.
Under the terms of the merger agreement, each of the approximately 6.9 million shares of Columbia’s common stock will be acquired based on a “cash election merger” structure. Each Columbia shareholder will have the ability to elect to receive 100% of the merger consideration in stock, 100% in cash, or a combination of stock and cash. Their elections will be subject to prorating to achieve a result where a minimum of 20% and a maximum of 50% of Columbia’s outstanding shares will receive cash consideration. Those shares that will be converted into Corporation common stock would be exchanged based on a fixed exchange ratio of 2.325 shares of Corporation stock for each share of Columbia stock. Those shares of Columbia stock that will be converted into cash will be converted into a per-share amount of cash based on a fixed price of $42.48 per share of Columbia stock. In addition, each of the options to acquire Columbia’s stock will be converted to options to purchase the Corporation’s stock.
The acquisition is subject to approval by both the Columbia shareholders and applicable bank regulatory authorities. The acquisition is expected to be completed during the first quarter of 2006. As a result of the acquisition, Columbia will be merged into the Corporation and Columbia Bank will become a wholly-owned subsidiary.
The acquisition will be accounted for as a purchase. Purchase accounting requires the Corporation to allocate the total purchase price of the acquisition to the assets acquired and liabilities assumed, based on their respective fair values at the acquisition date, with any remaining acquisition cost being recorded as goodwill. Resulting goodwill balances are then subject to an impairment review on at least an annual basis. The results of Columbia’s operations will be included in the Corporation’s financial statements prospectively from the date of the acquisition.
The total purchase price is estimated to be approximately $313 million, which includes cash expected to be paid, the value of the Corporation’s stock expected to be issued, the value of Columbia’s options to be converted and certain acquisition related costs. The net assets of Columbia as of June 30, 2005 were $91.3 million and, therefore, the estimated purchase price exceeded the carrying value of the net assets by $221.7 million. The total purchase price will be allocated to the net assets acquired as of the merger effective date, based on fair market values at that date. The Corporation expects to record a core deposit intangible asset and goodwill as a result of the acquisition accounting.
Note J – Derivative Financial Instruments – Interest Rate Swaps
As of June 30, 2005, interest rate swaps with a notional amount of $240 million were used to hedge certain long-term fixed rate certificate of deposit liabilities held at one of the Corporation’s affiliate banks. The terms of the certificates of deposit and the interest rate swaps mirror each other and were committed to simultaneously. Under the terms of the swap agreements, the Corporation is the fixed rate receiver and the floating rate payer (generally tied to the three month London Interbank Offering Rate, or LIBOR, a common index used for setting rates between financial institutions). The combination of the interest rate swaps and the issuance of the certificates of deposit generates long-term floating rate funding for the Corporation. The interest rate swaps are classified as a cash flow hedge and the fair values of the derivatives are recorded as other assets or other liabilities. Changes in the fair values during the period are recorded in other comprehensive income (loss) to the extent the hedge is effective. Ineffectiveness resulting from differences between the changes in fair value or cash flows of the certificate of deposits and the interest rate swaps must be recorded in current period earnings.
The Corporation’s analysis of the effectiveness of the hedges indicated they were 97.7% effective as of June 30, 2005. As a result, a $109,000 and $46,000 credit to income for the three and six-month periods ended June 30, 2005, respectively, was recognized. During the six months ended June 30, 2005, the Corporation also recorded a $1.0 million other comprehensive loss (net of $540,000 tax effect) to recognize the fair value changes of derivatives resulting from the rising interest rate environment.
NOTE K – Financial Instruments With Off-Balance Sheet Risk
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

The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	June 30
	2005	2004
	(in thousands)
Commitments to extend credit	3,556,674	3,109,289
Standby letters of credit	548,713	518,961
Commercial letters of credit	21,471	20,869
NOTE L – Accelerated Share Repurchase
On May 4, 2005, the Corporation purchased 4.3 million shares of its common stock from an investment bank at a total cost of $73.6 million, or $17.06 per share, under an “Accelerated Share Repurchase” program (ASR), which allowed the shares to be purchased immediately rather than over time. The investment bank, in turn, is repurchasing shares on the open market over a period that is determined by the average daily trading volume of our shares, among other factors. The Corporation will settle its position with the investment bank at the completion of the ASR by paying or receiving cash in an amount representing the difference between the initial price and the actual price of the shares repurchased. Through June 30, 2005, the investment bank had repurchased 193,000 shares at an average weighted cost of $17.73 per share. The Corporation expects the ASR to be completed in 2006.
NOTE M – Subordinated Debt
On March 28, 2005 the Corporation issued $100.0 million of ten-year subordinated notes, which mature April 1, 2015 and carry a fixed rate of 5.35%. Interest is paid semi-annually, commencing in October 2005. These notes were registered with the SEC on Form S-4, filed August 4, 2005.
NOTE N – Reclassifications
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
RESULTS OF OPERATIONS
Overview
As a financial institution with a focus on traditional banking activities, the Corporation generates the majority of its revenue through net interest income, or the difference between interest income earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and maintaining or increasing the net interest margin, which is net interest income as a percentage of average interest-earning assets. The Corporation also generates revenue through fees earned on the various services and products offered to its customers and through sales of assets, such as loans, investments, or properties. Offsetting these revenue sources are provisions for credit losses on loans, other operating expenses and income taxes.
The Corporation’s net income for the second quarter of 2005 increased $3.7 million, or 9.8%, from $37.9 million in 2004 to $41.6 million in 2005. Diluted net income per share increased $0.02, or 8.0%, from $0.25 in 2004 to $0.27 in 2005. The percentage increase in net income per share was slightly lower than the net income increase as the average number of shares outstanding increased as a result of shares issued for acquisitions. The Corporation realized annualized returns on average assets of 1.46% and average equity of 13.95% during the second quarter of 2005. The annualized return on average tangible equity, which is net income divided by average shareholders’ equity, excluding goodwill and intangible assets, was 20.64% for the quarter.
The increase in net income compared to the second quarter of 2004 resulted from an $11.2 million increase in net interest income and a $5.6 million increase in other income (excluding security gains), offset by a $3.9 million decrease in security gains, a $7.6 million increase in other expenses and a $1.7 million increase in income taxes. Net interest income growth resulted from increases in average earning assets, due to the acquisition of First Washington FinancialCorp (First Washington) in December 2004 (see “Acquisitions” below) and internal growth. The net interest margin increased 5.1% compared to the second quarter of 2004, compounding the impact of the earning asset growth.
The following summarizes some of the more significant factors that influenced the Corporation’s second quarter 2005 results.
Interest Rates – Changes in the interest rate environment can have an effect on both the Corporation’s net interest income and its non-interest income. The interest rate environment is commonly evaluated based on the shape of the U. S. Treasury yield curve (Yield Curve), which plots the yields on treasury issues over various maturity periods. During the past year, the Yield Curve has flattened, with short-term rates increasing and longer-term rates decreasing.
Floating rate loans, short-term borrowings and savings and time deposit rates are generally influenced by short-term rates. The FRB raised the Federal funds rate nine times since June 2004, for a total increase of 225 basis points (from 1.00% to 3.25%). The Corporation’s prime lending rate had a corresponding increase, from 4.00% to 6.25%. The increase in short-term rates initially benefited the Corporation as floating rate loans quickly adjusted to higher rates, while increases in deposit rates – which are more discretionary – were less pronounced. As a result, the Corporation realized an increase in net interest margin in the third and fourth quarters of 2004 and the first quarter of 2005.
During the second quarter of 2005, competitive pressures resulted in increases in deposit rates. In addition, the Corporation issued $100 million of subordinated debt at 5.35% at the end of March 2005. As a result, the net interest margin decreased three basis points compared to the first quarter of 2005.
With respect to longer-term rates, the 10-year treasury yield, which is a common benchmark for evaluating residential mortgage rates, decreased to 3.94% at June 30, 2005 as compared to 4.58% at June 30, 2004. Mortgage rates have been generally low over the past several years, generating strong refinance activity and significant gains for the Corporation as fixed rate residential mortgages are generally sold in the secondary market. With the decrease in long-term rates from the prior year, origination volume and the resulting gains on sales of these loans have remained strong, contributing to the Corporation’s non-interest income.
The Corporation manages its risk associated with changes in interest rates through the techniques documented in the “Market Risk” section of Management’s Discussion. As of June 30, 2005, the Corporation projects improvements in net interest income in a rising rate environment. Increases in long-term rates, however, may have a detrimental impact on mortgage loan origination volumes and related gains on sales of mortgage loans.
Earning Assets - The Corporation’s interest-earning assets increased from 2004 to 2005 as a result of the First Washington acquisition and strong internal loan growth. This growth also contributed to the increase in net interest income. With improving regional economic conditions the Corporation is optimistic that internal loan growth in the short-term will continue to be strong.
From 2004 to 2005, the Corporation experienced a shift in its composition of interest-earning assets from investments (23.3% of total average interest-earning assets in 2005, compared to 27.7% in 2004) to loans (74.8% in 2005 compared to 71.1% in 2004). This change resulted from strong loan demand being funded with the proceeds from maturing investment securities, primarily mortgage-backed securities. The movement to higher-yielding loans has had a positive effect on the Corporation’s net interest income and net interest margin.

Asset Quality - Asset quality refers to the underlying credit characteristics of borrowers and the likelihood that defaults on contractual payments will result in charge-offs of account balances. Asset quality is generally a function of economic conditions, but can be managed through conservative underwriting and sound collection policies and procedures.
The Corporation continued to maintain excellent asset quality, attributable to its credit culture and underwriting policies. Asset quality measures such as non-performing assets to total assets and net charge-offs to average loans improved in comparison to 2004, resulting in a lower provision for loan losses in the second quarter of 2005. While overall asset quality has remained strong, deterioration in quality of one or several significant accounts could have a detrimental impact and result in losses that may not be foreseeable based on current information. In addition, rising interest rates could increase the total payments of borrowers and could have a negative impact on the ability of some to pay according to the terms of their loans.
Equity Markets — As noted in the “Market Risk” section of Management’s Discussion, equity valuations can have an impact on the Corporation’s financial performance. In particular, bank stocks account for a significant portion of the Corporation’s equity investment portfolio. Gains on sales of these equities have been a recurring component of the Corporation’s earnings for many years, including the second quarters of 2005 and 2004, with total gains of $1.4 million and $5.3 million, respectively. Declines in bank stock portfolio values could have a detrimental impact on the Corporation’s ability to recognize gains from these sales.
Acquisitions — In April 2004, the Corporation acquired Resource Bankshares Corporation (Resource), an $890 million financial holding company located in Virginia Beach, Virginia whose primary subsidiary was Resource Bank. This was the Corporation’s first acquisition in Virginia, allowing it to enter a new geographic market. In December 2004, the Corporation acquired First Washington, a $490 million bank holding company located in Windsor, New Jersey whose primary subsidiary was First Washington State Bank (FWSB). Results for 2005 in comparison to 2004 were impacted by these acquisitions, as documented in the appropriate sections of Management’s Discussion.
In July 2005, the Corporation acquired SVB Financial Services, Inc. (SVB) of Somerville, New Jersey. SVB was a $530 million bank holding company whose primary subsidiary was Somerset Valley Bank, which operates 11 community-banking offices in Somerset, Hunterdon and Middlesex counties in New Jersey. The acquisition was completed on July 1, 2005. For additional information on the terms of this acquisition, see Note I, “Subsequent Events”, in the Notes to Consolidated Financial Statements.
Acquisitions have long been a supplement to the Corporation’s internal growth. These recent acquisitions provide the opportunity for additional growth, as they will allow the Corporation’s existing products and services to be sold in new markets. The Corporation’s acquisition strategy focuses on high growth areas with strong market demographics and targets organizations that have a comparable corporate culture, strong performance and good asset quality, among other factors. Under its “super-community” banking philosophy, acquired organizations generally retain their status as separate legal entities, unless consolidation with an existing affiliate bank is practical. Back office functions are generally consolidated to maximize efficiencies.
Merger and acquisition activity in the financial services industry has been very competitive in recent years, as evidenced by the prices paid for certain acquisitions. While the Corporation has been an active acquirer, management is committed to basing its pricing on rational economic models. Management will continue to focus on generating growth in the most cost-effective manner.
Merger and acquisition activity also impacted the Corporation’s capital and liquidity. In order to complete acquisitions, the Corporation must have strategies in place to maintain appropriate levels of capital and to provide necessary cash resources. In March 2005, the Corporation issued $100 million of subordinated debt, in part to support treasury stock repurchases related to acquisitions. This financing instrument also qualifies as a component of total regulatory capital. See additional information in the “liquidity” section of Management’s Discussion.
Quarter Ended June 30, 2005 versus Quarter Ended June 30, 2004
Results for the second quarter of 2005 compared to the results of the second quarter of 2004 were impacted by the December 2004 acquisition of FWSB, whose results are included in 2005 amounts, but not in 2004.
Net Interest Income
Net interest income increased $11.2 million, or 12.6% ($7.0 million, or 7.9%, excluding FWSB), to $99.9 million in 2005 from $88.7 million in 2004. The increase was due to both average balance growth, with total earning assets increasing 7.0%, and an improving net interest margin. The average taxable equivalent yield on earning assets increased 69 basis points (a 13.5% increase) over 2004 while the cost of interest-bearing liabilities increased 62 basis points (a 37.1% increase). This resulted in a 19 basis point increase in net interest margin compared to the same period in 2004. The Corporation continues to manage its asset/liability position and interest rate risk through the methods discussed in the “Market Risk” section of Management’s Discussion.

The following table provides a comparative average balance sheet and net interest income analysis for the second quarter of 2005 as compared to the same period in 2004. Interest income and yields are presented on a tax-equivalent basis, using a 35% Federal tax rate. The discussion following this table is based on these tax-equivalent amounts. All dollar amounts are in thousands.

	Quarter Ended June 30, 2005			Quarter Ended June 30, 2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
ASSETS
Interest-earning assets:
Loans and leases	$7,823,737	$124,080	6.36%	$6,946,626	$97,705	5.65%
Taxable investment securities	1,965,683	18,257	3.71	2,299,834	19,652	3.39
Tax-exempt investment securities	341,044	4,227	4.96	272,891	3,822	5.60
Equity securities	129,980	1,341	4.14	137,528	1,196	3.49

Total investment securities	2,436,707	23,825	3.91	2,710,253	24,670	3.62
Mortgage loans held for sale	152,503	2,699	7.08	115,658	1,962	6.79
Other interest-earning assets	47,819	348	2.90	6,717	19	1.09

Total interest-earning assets	10,460,766	150,952	5.79%	9,779,254	124,356	5.10%
Noninterest-earning assets:
Cash and due from banks	342,592			332,653
Premises and equipment	152,123			130,737
Other assets	552,807			447,700
Less: Allowance for loan losses	(91,209)			(86,800)

Total Assets	$11,417,079			$10,603,544

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$1,484,772	$3,309	0.89%	$1,362,761	$1,634	0.48%
Savings deposits	1,986,909	5,859	1.18	1,857,175	2,637	0.57
Time deposits	3,019,818	21,936	2.91	2,841,569	18,074	2.56

Total interest-bearing deposits	6,491,499	31,104	1.92	6,061,505	22,345	1.48
Short-term borrowings	1,180,975	7,914	2.68	1,282,657	3,135	0.98
Long-term debt	841,650	9,668	4.59	656,803	7,838	4.70

Total interest-bearing liabilities	8,514,124	48,686	2.29%	8,000,965	33,318	1.67%
Noninterest-bearing liabilities:
Demand deposits	1,567,611			1,386,770
Other	139,888			114,219

Total Liabilities	10,221,623			9,501,954
Shareholders’ equity	1,195,455			1,101,590

Total Liabilities and Shareholders’ Equity	$11,417,078			$10,603,544

Net interest income/ net interest margin (FTE)		102,266	3.92%		91,038	3.73%

Tax equivalent adjustment		(2,341)			(2,332)

Net interest income		$99,925			$88,706

(1)	Presented on a fully taxable equivalent (FTE) basis using a 35% Federal tax rate.

The following table summarizes the changes in interest income and expense due to changes in average balances (volume) and changes in rates:

	2005 vs. 2004
	Increase (decrease) due
	To change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans and leases	$13,280	$13,095	$26,375
Taxable investment securities	(2,981)	1,586	(1,395)
Tax-exempt investment securities	894	(489)	405
Equity securities	(68)	213	145
Mortgage loans held for sale	654	83	737
Other interest-earning assets	262	67	329

Total interest-earning assets	$12,041	$14,555	$26,596

Interest expense on:
Demand deposits	$159	$1,516	$1,675
Savings deposits	198	3,024	3,222
Time deposits	1,201	2,661	3,862
Short-term borrowings	(268)	5,047	4,779
Long-term debt	2,153	(323)	1,830

Total interest-bearing liabilities	$3,443	$11,925	$15,368

Interest income increased $26.6 million, or 21.4%, mainly as a result of both the increased yield on interest earning assets and growth in average balances. Interest income increased $14.6 million as a result of the 69 basis point increase in rates. An additional $12.0 million increase was realized from the 7.0% increase in average balances.
Average loans increased $877.1 million, or 12.6%. The following presents the growth in average loans by category:

	Three months ended
	June 30		Increase (decrease)
	2005	2004	$	%
		(dollars in thousands)
Commercial — industrial and financial	$1,970,926	$1,776,940	$193,986	10.9%
Commercial — agricultural	319,853	331,575	(11,721)	(3.5)
Real estate — commercial mortgage	2,537,606	2,216,617	320,988	14.5
Real estate — commercial construction	388,113	312,312	75,802	24.3
Real estate — residential mortgage	570,061	519,353	50,707	9.8
Real estate — residential construction	344,823	241,053	103,769	43.0
Real estate — home equity	1,127,228	959,267	167,960	17.5
Consumer	502,031	517,226	(15,195)	(2.9)
Leasing and other	63,096	72,283	(9,185)	(12.7)

Total	$7,823,737	$6,946,626	$877,111	12.6%

FWSB contributed $251.6 million to the increase in average loans, presented by type in the following table:

	Three months ended June 30
	2005	2004	Increase
	(in thousands)
Commercial — industrial and financial	$51,553	$—	$51,553
Commercial — agricultural	—	—	—
Real estate — commercial mortgage	129,435	—	129,435
Real estate — commercial construction	19,894	—	19,894
Real estate — residential mortgage	11,430	—	11,430
Real estate — residential construction	258	—	258
Real estate — home equity	34,913	—	34,913
Consumer	3,737	—	3,737
Leasing and other	397	—	397

Total	$251,617	$—	$251,617

The following table presents the growth in average loans, by type, excluding the average balances contributed by FWSB:

	Three months ended June 30		Increase (decrease)
	2005	2004	$	%
	(dollars in thousands)
Commercial — industrial and financial	$1,919,373	$1,776,940	$142,433	8.0%
Commercial — agricultural	319,853	331,575	(11,722)	(3.5)
Real estate — commercial mortgage	2,408,173	2,216,617	191,556	8.6
Real estate — commercial construction	368,220	312,312	55,908	17.9
Real estate — residential mortgage	558,630	519,353	39,277	7.6
Real estate — residential construction	344,564	241,053	103,511	42.9
Real estate — home equity	1,092,314	959,267	133,047	13.9
Consumer	498,293	517,226	(18,933)	(3.7)
Leasing and other	62,700	72,283	(9,583)	(13.3)

Total	$7,572,120	$6,946,626	$625,494	9.0%

Excluding the impact of FWSB, loan growth continued to be particularly strong in the commercial and commercial mortgage categories, which together increased $334.0 million, or 8.4%. Commercial agricultural loans decreased $11.7 million, or 3.5% due to agricultural customers using excess funds to pay down loans, instead of expanding their facilities. Residential mortgage and residential construction increased $142.8 million, or 18.8%, mainly due to an increase in residential construction lending at Resource Bank. Home equity loans increased $133.1 million, or 13.9%, due to promotional efforts and customers using home equity loans as a cost-effective refinance alternative. Consumer loans decreased slightly, reflecting repayment of these loans with tax-advantaged residential mortgage or home equity loans.
The average yield on loans during the second quarter of 2005 was 6.36%, a 71 basis point, or 12.6%, increase over 2004. This reflects the impact of a significant portfolio of floating rate loans, which reprice to higher rates when interest rates rise.
Average investment securities decreased $273.5 million, or 10.1%. Excluding the impact of FWSB, this decrease was $506.7 million, or 18.7%. During the past twelve months, maturities of investment securities exceeded purchases of new investments, with the resulting net inflow of funds used to support loan growth.

The average yield on investment securities increased 29 basis points, from 3.62% in 2004 to 3.91% in 2005.
Interest expense increased $15.4 million, or 46.1%, to $48.7 million in the second quarter of 2005, from $33.3 million in the second quarter of 2004. Interest expense increased $11.9 million as a result of the 62 basis point increase in the cost of total interest-bearing liabilities, with the remaining $3.4 million increase due to an increase in average balances, The cost of interest-bearing deposits increased 44 basis points, or 29.7%, from 1.48% in 2004 to 1.92% in 2005. This increase was due to rising rates in general as a result of the FRB’s rate increases over the past twelve months.
The following table presents average deposits by category:

	Three months ended
	June 30		Increase
	2005	2004	$	%
	(dollars in thousands)
Noninterest-bearing demand	$1,567,611	$1,386,770	$180,841	13.0%
Interest-bearing demand	1,484,771	1,362,761	122,011	9.0
Savings/money market	1,986,909	1,857,174	129,735	7.0
Time deposits	3,019,819	2,841,570	178,248	6.3

Total	$8,059,110	$7,448,275	$610,835	8.2%

The FWSB acquisition accounted for approximately $419.6 million of the increase in average balances. The following table presents the average balance impact of the acquisition, by type:

	Three months ended
	June 30
	2005	2004	Increase
	(in thousands)
Noninterest-bearing demand	$79,743	$—	$79,743
Interest-bearing demand	54,268	—	54,268
Savings/money market	51,082	—	51,082
Time deposits	234,556	—	234,556

Total	$419,649	$—	$419,649

The following table presents the growth in average deposits, by type, excluding the contribution of FWSB:

	Three months ended
	June 30		Increase (decrease)
	2005	2004	$	%
		(dollars in thousands)
Noninterest-bearing demand	$1,487,868	$1,386,770	$101,098	7.3%
Interest-bearing demand	1,430,503	1,362,761	67,742	5.0
Savings/money market	1,935,827	1,857,175	78,652	4.2
Time deposits	2,785,264	2,841,570	(56,306)	(2.0)

Total	$7,639,461	$7,448,275	$191,186	2.6%

Average borrowings increased $83.2 million, or 4.3%, to $2.0 billion in the second quarter of 2005. FWSB added $51.3 million to short-term borrowings and $9.5 million to long-term debt. Excluding FWSB, average short-term borrowings decreased $152.9 million, or 11.9%, to $1.1 billion in 2005, while average long-term debt increased $175.4 million, or 26.7%, to $832.2 million. The decrease in short-term borrowings was mainly due to a decrease in Federal funds purchased as funds from deposits and investment maturities were sufficient to fund increases in loans. The increase in long-term debt was partially due to the Corporation’s issuance of $100.0 million of ten-year subordinated notes in March 2005. The remaining increase was mainly due to an increase in Federal Home Loan Bank Advances. The Corporation locked in longer-term rates in anticipation of increasing rates. As with the U.S. Treasury yields, longer-term FHLB rates have decreased over the last year.
Provision and Allowance for Loan Losses
The following table summarizes loans outstanding (net of unearned income):

	June 30	December 31	June 30
	2005	2004	2004
	(in thousands)
Commercial — industrial and financial	$1,991,480	$1,946,962	$1,818,568
Commercial — agricultural	322,791	326,176	324,466
Real-estate — commercial mortgage	2,556,990	2,461,016	2,240,228
Real-estate — commercial construction	396,159	348,846	314,903
Real-estate — residential mortgage	558,845	543,072	504,320
Real-estate — residential construction	347,614	277,940	245,963
Real estate — home equity	1,141,749	1,108,249	1,004,532
Consumer	485,489	506,290	522,574
Leasing and other	60,391	65,996	66,757

Total	$7,861,508	$7,584,547	$7,042,311

The following table summarizes the activity in the Corporation’s allowance for loan losses:

	Three months ended
	June 30
	2005	2004
	(dollars in thousands)
Loans outstanding at end of period (net of unearned)	$7,861,508	$7,042,311

Daily average balance of loans and leases	$7,823,737	$6,946,626

Balance at beginning of period	$90,127	$78,271

Loans charged-off:
Commercial, financial and agricultural	729	510
Real estate – mortgage	54	203
Consumer	836	808
Leasing and other	41	48

Total loans charged-off	1,660	1,569

Recoveries of loans previously charged-off:
Commercial, financial and agricultural	479	574
Real estate – mortgage	467	114
Consumer	242	412
Leasing and other	22	24

Total recoveries	1,210	1,124

Net loans charged-off	450	444

Provision for loan losses	725	800

Allowance purchased (Resource)	—	7,912

Balance at end of period	$90,402	$86,539

Net charge-offs to average loans (annualized)	0.02%	0.03%

Allowance for loan losses to loans outstanding	1.15%	1.23%

The following table summarizes the Corporation’s non-performing assets:

	June 30	December 31	June 30
	2005	2004	2004
	(dollars in thousands)
Non-accrual loans	$20,820	$22,574	$21,961
Loans 90 days past due and accruing	7,453	8,318	9,314
Other real estate owned (OREO)	3,478	2,209	1,119

Total non-performing assets	$31,751	$33,101	$32,394

Non-accrual loans/Total loans	0.26%	0.30%	0.31%
Non-performing assets/Total assets	0.27%	0.30%	0.31%
Allowance/Non-performing loans	320%	290%	277%

The provision for loan losses for the second quarter of 2005 totaled $725,000, a decrease of $75,000, or 9.4%, from the same period in 2004. Net charge-offs totaled $450,000, or 0.02% of average loans on an annualized basis, during the second quarter of 2005, compared to $444,000 or 0.03% in net charge-offs, for the second quarter of 2004. Non-performing assets decreased to $31.8 million, or 0.27% of total assets, at June 30, 2005, from $32.4 million, or 0.31% of total assets, at June 30, 2004.
Management believes that the allowance balance of $90.4 million at June 30, 2005 is sufficient to cover losses inherent in the loan portfolio on that date and is appropriate based on applicable accounting standards.
Other Income
The following table presents the components of other income:

	Three months ended
	June 30		Increase (decrease)
	2005	2004	$	%
	(in thousands)
Investment management and trust services	$8,966	$8,637	$329	3.8%
Service charges on deposit accounts	9,960	9,929	31	0.3
Other service charges and fees	7,142	4,970	2,172	43.7
Gain on sale of mortgage loans	6,290	6,050	240	4.0
Investment securities gains	1,418	5,349	(3,931)	(73.5)
Gain on sale of deposits	2,201	—	2,201	N/A
Other	2,338	1,727	611	35.4

Total	$38,315	$36,662	$1,653	4.5%

Total other income for the quarter ended June 30, 2005 was $38.3 million, an increase of $1.7 million, or 4.5%, over the comparable period in 2004. Excluding investment securities gains, which decreased from $5.3 million in 2004 to $1.4 million in 2005, other income increased $5.6 million, or 17.8%.
Other service charges and fees increased $2.2 million, or 43.7%, due to a one-time increase in credit card merchant fee income and fees on letters of credit. During the second quarter of 2005, the Corporation sold three branches and related deposits in two separate transactions. The sale resulted in $2.2 million of gains primarily from the premiums paid on the $36.7 million of deposits sold. The $611,000 increase in other income resulted from growth in various categories.
Investment securities gains decreased $3.9 million, or 73.5%. Investment securities gains during the second quarter of 2005 consisted of net realized gains of $1.4 million on the sale of equity securities and $56,000 on the sale of available for sale debt securities. Investment securities gains during the second quarter of 2004 consisted of net realized gains of $3.3 million on the sale of equity securities and $2.0 million on the sale of available for sale debt securities.

Other Expenses
The following table presents the components of other expenses:

	Three months ended
	June 30		Increase (decrease)
	2005	2004	$	%
	(dollars in thousands)
Salaries and employee benefits	$45,152	$41,834	$3,318	7.9%
Net occupancy expense	6,549	5,859	690	11.8
Equipment expense	2,888	2,749	139	5.1
Data processing	3,321	2,868	453	15.8
Advertising	2,276	1,914	362	18.9
Intangible amortization	1,168	1,356	(188)	-13.9
Other	16,752	13,957	2,795	20.0

Total	$78,106	$70,537	$7,569	10.7%

Total other expenses increased $7.6 million, or 10.7%, in 2005, including $3.4 million due to FWSB, detailed as follows:

	Three months ended
	June 30
	2005	2004	Increase
	(in thousands)
Salaries and employee benefits	$1,291	$—	$1,291
Net occupancy expense	358	—	358
Equipment expense	157	—	157
Data processing	122	—	122
Advertising	55	—	55
Intangible amortization	154	—	154
Other	1,269	—	1,269

Total	$3,406	$—	$3,406

The following table presents the components of other expenses, excluding the amounts contributed by FWSB, for the quarter ended June 30, 2005:

	Three months ended
	June 30		Increase (decrease)
	2005	2004	$	%
	(dollars in thousands)
Salaries and employee benefits	$43,861	$41,834	$2,027	4.8%
Net occupancy expense	6,191	5,859	332	5.7
Equipment expense	2,731	2,749	(18)	(0.7)
Data processing	3,199	2,868	331	11.5
Advertising	2,221	1,914	307	16.0
Intangible amortization	1,014	1,356	(342)	(25.2)
Other	15,483	13,957	1,526	10.9

Total	$74,700	$70,537	$4,163	5.9%

The discussion that follows addresses changes in other expenses, excluding FWSB.
Salaries and employee benefits increased $2.0 million, or 4.8%, in comparison to the second quarter of 2004. The salary expense component increased $1.4 million, or 4.2%, driven by salary increases for existing employees and an increase in average full-time equivalent employees from 3,298 in the second quarter of 2004 to 3,317 in the second quarter of 2005. Employee benefits increased $626,000, or 7.6%, in comparison to the second quarter of 2004 driven mainly by increases in healthcare costs.
Net occupancy expense increased $332,000, or 5.7%, to $6.2 million in 2005. The increase resulted from the expansion of the branch network and the addition of new office space for existing affiliates. Equipment expense decreased $18,000, or 0.7%, due to lower depreciation expense as certain equipment became fully depreciated.
Data processing expense, which consists mainly of fees paid for outsourced back office systems, increased $331,000, or 11.5%, due to the continued growth in transaction volumes. Advertising expense increased $307,000, or 16.0%, due to promotional campaigns particularly in retail lines of business. Intangible amortization decreased $342,000, or 25.2%, in the second quarter of 2005. Intangible amortization consists of the amortization of unidentifiable intangible assets related to branch and loan acquisitions, core deposit intangible assets, and other identified intangible assets. Since many of these intangibles are amortized using accelerated methods, amortization expense of existing intangibles decreases over time. Other expense increased $1.5 million, or 10.9%, due to the timing of certain expenses.
Income Taxes
Income tax expense for the second quarter of 2005 was $17.8 million, a $1.6 million, or 10.3%, increase from $16.2 million in 2004. The Corporation’s effective tax rate for the second quarter of 2005 was approximately 30.0%, as compared to 29.9% in 2004. The effective rate is lower than the Federal statutory rate of 35% due mainly to investments in tax-free municipal securities and federal tax credits from investments in low and moderate income housing partnerships.
Six Months Ended June 30, 2005 versus Six Months Ended June 30, 2004
Results for the first six months of 2005 when compared to the results of 2004 were impacted by the acquisitions of Resource Bank in April 2004 and FWSB in December 2004. In the following discussion these are collectively referred to as the “Acquisitions”.
Net Interest Income
Net interest income increased $26.5 million, or 15.4%, to $198.2 million in 2005 from $171.7 million in 2004. This increase was due to both average balance growth, with total earning assets increasing 10.2%, and an improving net interest margin. The average yield on earning assets increased 57 basis points (an 11.1% increase) over 2004 while the cost of interest-bearing liabilities increased 51 basis points (a 30.5% increase). This resulted in an 18 basis point increase in net interest margin compared to the same period in 2004. The Corporation continues to manage its asset/liability position and interest rate risk through the methods discussed in the “Market Risk” section of Management’s Discussion.
The following table provides a comparative average balance sheet and net interest income analysis for the first six months of 2005 as compared to the same period in 2004. Interest income and yields are presented on a tax-equivalent basis, using a 35% Federal tax rate. The discussion following this table is based on these tax-equivalent amounts. All dollar amounts are in thousands.

	Six months ended June 30, 2005			Six months ended June 30, 2004
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
ASSETS
Interest-earning assets:
Loans and leases	$7,749,797	$241,461	6.28%	$6,567,307	$187,000	5.72%
Taxable investment securities	1,974,723	36,518	3.69	2,351,126	41,388	3.49
Tax-exempt investment securities	338,215	8,481	5.02	274,517	7,631	5.56
Equity securities	126,907	2,611	4.13	134,540	2,389	3.56

Total investment securities	2,439,845	47,610	3.90	2,760,183	51,408	3.70
Mortgage loans held for sale	132,670	4,511	6.80	65,435	2,201	6.73
Other interest-earning assets	38,313	524	2.74	5,231	29	1.12

Total interest-earning assets	10,360,625	294,106	5.71%	9,398,156	240,638	5.14%
Noninterest-earning assets:
Cash and due from banks	332,747			316,721
Premises and equipment	150,579			126,083
Other assets	561,120			381,825
Less: Allowance for loan losses	(90,851)			(82,766)

Total Assets	$11,314,220			$10,140,019

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$1,489,850	$6,279	0.85%	$1,315,716	$2,989	0.46%
Savings deposits	1,949,573	10,324	1.07	1,808,638	5,143	0.57
Time deposits	3,008,161	42,309	2.84	2,636,657	34,563	2.64

Total interest-bearing deposits	6,447,584	58,912	1.84	5,761,011	42,695	1.49
Short-term borrowings	1,210,053	14,738	2.44	1,313,972	6,462	0.98
Long-term debt	761,992	17,598	4.64	613,439	15,130	4.85

Total interest-bearing liabilities	8,419,629	91,248	2.18%	7,688,422	64,287	1.67%
Noninterest-bearing liabilities:
Demand deposits	1,538,526			1,322,155
Other	133,554			103,784

Total Liabilities	10,091,709			9,114,361
Shareholders’ equity	1,222,511			1,025,658

Total Liabilities and Shareholders’ Equity	$11,314,220			$10,140,019

Net interest income/ net interest margin (FTE)		202,858	3.94%		176,351	3.76%

Tax equivalent adjustment		(4,685)			(4,678)

Net interest income		$198,173			$171,673

(1)	Presented on a fully taxable equivalent (FTE) basis using a 35% Federal tax rate.

The following table summarizes the changes in interest income and expense due to changes in average balances (volume) and changes in rates:

	2005 vs. 2004
	Increase (decrease) due
	To change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans and leases	$35,361	$19,100	$54,461
Taxable investment securities	(6,958)	2,088	(4,870)
Tax-exempt investment securities	1,631	(781)	850
Equity securities	(143)	365	222
Mortgage loans held for sale	2,280	30	2,310
Other interest-earning assets	401	94	495

Total interest-earning assets	$32,572	$20,896	$53,468

Interest expense on:
Demand deposits	$438	$2,852	$3,290
Savings deposits	427	4,754	5,181
Time deposits	5,033	2,713	7,746
Short-term borrowings	(549)	8,825	8,276
Long-term debt	3,442	(974)	2,468

Total interest-bearing liabilities	$8,791	$18,170	$26,961

Interest income increased $53.5 million, or 22.2%, due to a combination of increases in average interest-earning assets, which contributed $32.6 million to the increase, and increases in average yields, which resulted in a $20.9 million increase.
Average interest-earning assets increased $962.5 million, or 10.2%, mainly as a result of a $709.0 million contribution from the Acquisitions. Internal growth in average loans of $474.4 million was more than offset by a $612.3 million decline in average investments. However, this change in the mix of earning assets contributed to the 57 basis point increase in average yields.
The Corporation’s average loan portfolio increased $1.2 billion, or 18.0%, as shown by type in the following table:

	Six months ended
	June 30		Increase (decrease)
	2005	2004	$	%
	(dollars in thousands)
Commercial — industrial and financial	$1,987,810	$1,691,552	$296,258	17.5%
Commercial — agricultural	323,257	340,386	(17,129)	(5.0)
Real estate — commercial mortgage	2,488,974	2,115,053	373,921	17.7
Real estate — commercial construction	375,603	283,068	92,535	32.7
Real estate — residential mortgage	565,272	480,601	84,671	17.6
Real estate — residential construction	327,459	142,258	185,201	130.2
Real estate — home equity	1,117,139	928,917	188,222	20.3
Consumer	501,252	515,086	(13,834)	(2.7)
Leasing and other	63,031	70,386	(7,355)	(10.4)

Total	$7,749,797	$6,567,307	$1,182,490	18.0%

The Acquisition contributed approximately $709.0 million to the increase in average balances. The following table presents the average balance impact of the Acquisitions, by type:

	Six months ended
	June 30
	2005	2004	Increase
	(in thousands)
Commercial — industrial and financial	$187,095	$52,853	$134,242
Commercial — agricultural	1,601	195	1,407
Real estate — commercial mortgage	298,143	82,991	215,152
Real estate — commercial construction	108,154	35,752	72,402
Real estate — residential mortgage	90,158	34,625	55,533
Real estate — residential construction	270,978	98,694	172,284
Real estate — home equity	51,971	4,510	47,461
Consumer	6,240	1,329	4,911
Leasing and other	7,018	1,363	5,655

Total	$1,021,358	$312,312	$709,046

The following table presents the growth in average loans, by type, excluding the average balances contributed by the Acquisitions:

	Six months ended
	June 30		Increase (decrease)
	2005	2004	$	%
	(dollars in thousands)
Commercial — industrial and financial	$1,800,715	$1,638,699	$162,016	9.9%
Commercial — agricultural	321,656	340,191	(18,535)	(5.4)
Real estate — commercial mortgage	2,190,831	2,032,062	158,769	7.8
Real estate — commercial construction	267,449	247,316	20,133	8.1
Real estate — residential mortgage	475,114	445,976	29,138	6.5
Real estate — residential construction	56,481	43,564	12,917	29.7
Real estate — home equity	1,065,168	924,407	140,761	15.2
Consumer	495,012	513,757	(18,745)	(3.6)
Leasing and other	56,013	69,023	(13,010)	(18.8)

Total	$6,728,439	$6,254,995	$473,444	7.6%

Excluding the impact of the Acquisitions, average loan growth continued to be particularly strong in the commercial and commercial mortgage categories, which together increased $320.8 million, or 8.7%. Commercial agricultural loans decreased $18.5 million, or 5.4% due to agricultural customers using excess funds to pay down loans, instead of expanding their facilities. Residential mortgage and residential construction increased $42.1 million, or 8.6%. Home equity loans increased $140.8 million, or 15.2%, due to promotional efforts and customers using home equity loans as a cost-effective refinance alternative. Consumer loans decreased slightly, reflecting repayment of these loans with tax-advantaged residential mortgage or home equity loans. Leasing and other loans decreased $13.0 million, or 18.8%.
The average yield on loans during the first six months of 2005 was 6.28%, a 56 basis point, or 9.8%, increase over 2004. This reflects the impact of a significant portfolio of floating rate loans, which reprice to higher rates when interest rates rise, as they have over the past twelve months.
Average investment securities decreased $320.3 million, or 11.6%. Excluding the impact of the Acquisitions, this decrease was $612.3 million, or 22.6%. During the past twelve months, maturities of investment securities exceeded purchases as funds were used to support loan growth and reduce short-term borrowings. The average yield on investment securities increased 20 basis points from 3.70% in 2004 to 3.90% in 2005.
Interest expense increased $27.0 million, or 41.9%, to $91.2 million in the first six months of 2005 from $64.3 million in the first six months of 2004. Interest expense increased $18.2 million as a result of the 51 basis point increase in the cost of total interest-bearing liabilities, with the remaining increase of $8.8 million due to an increase in average balances. The cost of interest-bearing deposits increased 35 basis points, or 23.5%, from 1.49% in 2004 to 1.84% in 2005. This increase was due to rising rates in general as a result of the FRB’s rate increases over the past twelve months.
The following table presents the growth in average deposits by category:

	Six months ended
	June 30		Increase
	2005	2004	$	%
	(dollars in thousands)
Noninterest-bearing demand	$1,538,526	$1,322,155	$216,371	16.4%
Interest-bearing demand	1,489,850	1,315,716	174,134	13.2
Savings/money market	1,949,573	1,808,638	140,935	7.8
Time deposits	3,008,161	2,636,657	371,504	14.1

Total	$7,986,110	$7,083,166	$902,944	12.7%

The Acquisitions accounted for approximately $809.1 million of the increase in average balances. The following table presents the average balance impact of the Acquisitions, by type:

	Six months ended
	June 30
	2005	2004	Increase
	(in thousands)
Noninterest-bearing demand	$119,004	$19,187	$99,817
Interest-bearing demand	103,032	27,453	75,579
Savings/money market	161,079	22,391	138,688
Time deposits	714,762	219,739	495,023

Total	$1,097,877	$288,770	$809,107

The following table presents the growth in average deposits, by type, excluding the contribution of the Acquisitions:

	Six months ended
	June 30		Increase (decrease)
	2005	2004	$	%
	(dollars in thousands)
Noninterest-bearing demand	$1,419,522	$1,302,968	$116,554	8.9%
Interest-bearing demand	1,386,818	1,288,263	98,555	7.7
Savings/money market	1,788,494	1,786,247	2,247	0.1
Time deposits	2,293,399	2,416,918	(123,519)	(5.1)

Total	$6,888,233	$6,794,396	$93,837	1.4%

Average borrowings increased $44.6 million, or 2.3%, to $2.0 billion in the first six months of 2005. The Acquisitions added $160.5 million to short-term borrowings and $75.7 million to long-term debt. Excluding the Acquisitions, average short-term borrowings decreased $264.4 million, or 21.3%, to $978.3 million in 2005, while average long-term debt increased $72.8 million, or 12.7%, to $647.1 million. The decrease in short-term borrowings was mainly due to a decrease in Federal funds purchased as funds from deposit growth and investment maturities were sufficient to fund increases in loans. The increase in long-term debt was partially due to the Corporation’s issuance of $100.0 million of ten-year subordinated notes in March 2005.
Provision and Allowance for Loan Losses
The following table summarizes the activity in the Corporation’s allowance for loan losses:

	Six months ended
	June 30
	2005	2004
	(dollars in thousands)
Loans outstanding at end of period (net of unearned)	$7,861,508	$7,042,311

Daily average balance of loans and leases	$7,749,797	$6,567,307

Balance at beginning of period	$89,627	$77,700

Loans charged-off:
Commercial, financial and agricultural	1,551	1,489
Real estate – mortgage	241	967
Consumer	1,601	1,595
Leasing and other	85	181

Total loans charged-off	3,479	4,232

Recoveries of loans previously charged-off:
Commercial, financial and agricultural	1,176	1,091
Real estate – mortgage	917	560
Consumer	608	911
Leasing and other	28	57

Total recoveries	2,729	2,619

Net loans charged-off	750	1,613

Provision for loan losses	1,525	2,540

Allowance purchased (Resource)	—	7,912

Balance at end of period	$90,402	$86,539

Net charge-offs to average loans (annualized)	0.02%	0.05%

Allowance for loan losses to loans outstanding	1.15%	1.23%

The provision for loan losses for the first six months of 2005 totaled $1.5 million, a decrease of $1.0 million, or 40.0%, from the same period in 2004. Net charge-offs totaled $750,000, or 0.02% of average loans on an annualized basis, during the first six months of 2005, an $863,000 improvement over the $1.6 million, or 0.05%, in net charge-offs for the first six months of 2004. Non-performing assets decreased to $31.8 million, or 0.27% of total assets, at June 30, 2005, from $32.4 million, or 0.31% of total assets, at June 30, 2004.

Management believes that the allowance balance of $90.4 million at June 30, 2005 is sufficient to cover losses inherent in the loan portfolio on that date and is appropriate based on applicable accounting standards.
Other Income
The following table presents the components of other income:

	Six months ended
	June 30		Increase (decrease)
	2005	2004	$	%
	(dollars in thousands)
Investment management and trust services	$17,985	$17,282	$703	4.1%
Service charges on deposit accounts	19,292	19,434	(142)	(0.7)
Other service charges and fees	12,698	9,996	2,702	27.0
Gain on sale of mortgage loans	12,339	7,764	4,575	58.9
Investment securities gains	4,733	11,177	(6,444)	(57.7)
Gain on sale of deposits	2,201	—	2,201	N/A
Other	4,920	3,047	1,873	61.5

Total	$74,168	$68,700	$5,468	8.0%

Total other income for the six months ended June 30, 2005 was $74.2 million, an increase of $5.5 million, or 8.0%, over the comparable period in 2004. Excluding investment securities gains, which decreased from $11.2 million in 2004 to $4.7 million in 2005, other income increased $11.9 million, or 20.7%. The Acquisitions contributed $7.1 million to this increase.
Gains on sale of mortgage loans increased $4.6 million with the Acquisitions, mainly Resource Bank, contributing $4.1 million of the increase. Service charges on deposit accounts decreased $142,000, or 0.7%, (excluding the Acquisitions, service charges on deposit accounts decreased $681,000). The decrease was mainly due to increases in existing customers’ balances resulting in lower service charges for those accounts. Other service charges and fees increased $2.7 million, or 27.0%, due mainly to a one-time increase in credit card merchant fee income and letter of credit fees.
During the second quarter of 2005, the Corporation sold three branches and related deposits in two separate transactions. The sales resulted in $2.2 million of gains, primarily from the premiums paid on the deposits, which totaled $36.7 million. Other income increased $1.9 million, or 61.5%, with the Acquisitions accounting for $1.1 million of the increase and approximately $600,000 resulting from the change in the fair values of certain derivatives related to forward commitments for loan sales.
Investment securities gains decreased $6.4 million, or 57.7%. These gains during the first six months of 2005 consisted of net realized gains of $3.9 million on the sale of equity securities and $845,000 on the sale of available-for-sale debt securities. Investment securities gains during the first six months of 2004 consisted of net realized gains of $8.1 million on the sale of equity securities and $3.1 million on the sale of available-for-sale debt securities. See the “Market Risk” section of Management’s Discussion for information on the risks associated with the Corporation’s portfolio of equity securities.

Other Expenses
The following table presents the components of other expenses:

	Six months ended
	June 30		Increase
	2005	2004	$	%
	(dollars in thousands)
Salaries and employee benefits	$89,353	$78,592	$10,761	13.7%
Net occupancy expense	14,047	11,377	2,670	23.5
Equipment expense	5,958	5,390	568	10.5
Data processing	6,490	5,687	803	14.1
Advertising	4,249	3,442	807	23.4
Intangible amortization	2,347	2,347	—	—
Other	29,393	25,974	3,419	13.2

Total	$151,837	$132,809	$19,028	14.3%

Total other expenses increased $19.0 million, or 14.3%, in 2005, including $15.5 million due to the Acquisitions, as follows:

	Six months ended
	June 30
	2005	2004	Increase
	(in thousands)
Salaries and employee benefits	$12,315	$4,472	$7,843
Net occupancy expense	2,226	621	1,605
Equipment expense	1,106	380	726
Data processing	941	239	702
Advertising	546	173	373
Intangible amortization	520	127	393
Other	5,536	1,656	3,880

Total	$23,190	$7,668	$15,522

The following table presents the components of other expenses, excluding the amounts contributed by the Acquisitions:

	Six months ended
	June 30		Increase (decrease)
	2005	2004	$	%
	(dollars in thousands)
Salaries and employee benefits	$77,038	$74,120	$2,918	3.9%
Net occupancy expense	11,821	10,756	1,065	9.9
Equipment expense	4,852	5,010	(158)	(3.2)
Data processing	5,549	5,448	101	(1.9)
Advertising	3,703	3,269	434	13.3
Intangible amortization	1,827	2,220	(393)	(17.7)
Other	23,857	24,318	(461)	(1.9)

Total	$128,647	$125,141	$3,506	2.8%

The discussion that follows addresses changes in other expenses, excluding the Acquisitions.

Salaries and employee benefits increased $2.9 million, or 3.9%, in comparison to the first six months of 2004. The salary expense component increased $1.8 million, or 3.1%, driven by salary increases for existing employees. Average full-time equivalent employees decreased from 2,906 in the first six months of 2004 to 2,891 in the first six months of 2005. Employee benefits increased $1.1 million, or 7.5%, in comparison to the first six months of 2004 driven mainly by continued increases in healthcare costs.
Net occupancy expense increased $1.1 million, or 9.9%, to $11.8 million in 2005. The increase resulted from the expansion of the branch network and the addition of new office space for existing affiliates. Equipment expense decreased $158,000, or 3.2%, due to lower depreciation expense as certain equipment became fully depreciated.
Data processing expense, which consists mainly of fees paid for outsourced back office systems, increased $101,000, or 1.9%. Advertising expense increased $434,000, or 13.3%, due to the timing of promotional campaigns. Intangible amortization decreased $393,000, or 17.7%, in the first six months of 2005. Intangible amortization consists of the amortization of unidentifiable intangible assets related to branch and loan acquisitions, core deposit intangible assets, and other identified intangible assets. Since many of these intangibles are amortized using accelerated methods, amortization expense of existing intangibles decreases over time. Other expense decreased $461,000, or 1.9%, mainly as a result of several non-recurring items, including a reduction of the reserve for legal contingencies.
Income Taxes
Income tax expense for the first six months of 2005 was $35.9 million, a $4.6 million, or 14.5%, increase from $31.3 million in 2004. The Corporation’s effective tax rate was approximately 30.1% in 2005 as compared to 29.8 % in 2004. The effective rate is lower than the Federal statutory rate of 35% due mainly to investments in tax-free municipal securities and federal tax credits from investments in low and moderate income housing partnerships.
FINANCIAL CONDITION
Total assets of the Corporation increased $412.7 million, or 3.7%, to $11.6 billion at June 30, 2005, compared to $11.2 billion at December 31, 2004. Increases occurred in loans ($277.0 million, or 3.7%), loans held for sale ($78.8 million, or 49.6%), and cash balances ($80.5 million, or 29.0%), while investment securities decreased modestly ($20.5 million, or 0.8%) and other earnings assets decreased $14.1 million.
Commercial loans and mortgages grew $184.6 million, or 3.6%, during the six-month period, while residential mortgages increased $85.4 million, or 10.4%, mainly in construction loans. The increase in loans held for sale resulted from a continued decrease in residential mortgage rates during the period and an expansion of the Corporation’s mortgage banking business. The $80.5 million increase in cash and due from banks was due to the nature of these accounts as daily balances can fluctuate up or down in the normal course of business.
Deposits increased $244.1 million, or 3.1%, from December 31, 2004 to $8.1 billion. Noninterest-bearing deposits increased $104.1 million, or 6.9%, while interest-bearing demand deposits decreased $30.1. million, or 2.0%, and savings deposits increased $48.3 million, or 2.5%. Time deposits increased $121.8 million, or 4.1%, as rates have become more attractive to consumers.
Short-term borrowings, which consist mainly of Federal funds purchased and customer cash management accounts, decreased $59.9 million, or 5.0%, during the first six months of 2005. The decrease in short-term borrowings was mainly due to a decrease in Federal funds purchased as funds from other sources including deposits and investment maturities, were sufficient to fund increases in loans.
Long-term debt increased $267.5 million, or 39.1%, partially due to $100.0 million of subordinated debt issued in March 2005. See the “Liquidity” section of Management’s Discussion for a summary of the terms of this debt. The remaining increase was mainly due to an increase in Federal Home Loan Bank Advances. The Corporation locked in longer-term rates in anticipation of increasing rates. As with the U.S. Treasury yields, longer-term FHLB rates have decreased over the last year.
Capital Resources
Total shareholders’ equity decreased $48.2 million, or 3.9%, during the first six months of 2005. Increases due to net income of $83.1 million and $7.4 million in stock issuances were offset by $85.2 million in stock repurchases, $43.5 million in cash dividends to shareholders, $9.0 million in unrealized losses on securities, and $1.0 million in unrealized losses on derivative financial instruments.
The Corporation periodically implements stock repurchase plans for various corporate purposes. In addition to evaluating the financial benefits of implementing repurchase plans, management also considers liquidity needs, the current market price per share and regulatory limitations. In December 2004, the Board of Directors approved an extension of an existing repurchase plan from December 31, 2004 to June 30, 2005 and increased the total number of shares that could be repurchased to 5.0 million. During the second quarter of 2005, the Corporation repurchased 4.3 million shares under an “accelerated share repurchase” plan (ASR), bringing the total shares purchased during the first six months of 2005 to 5.0 million and completing the board-approved repurchase plan. See Note L in the Notes to Consolidated Financial Statements for additional information on the ASR.
The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of June 30, 2005, the Corporation and each of its bank subsidiaries met the minimum requirements. In addition, the Corporation and each of its bank subsidiaries’ capital ratios exceeded the amounts required to be considered “well-capitalized” as defined in the regulations. The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements as of June 30:

			Regulatory Minimum
	June 30	December 31	Capital	Well
	2005	2004	Adequacy	Capitalized
Total Capital (to Risk Weighted Assets)	12.3%	11.7%	8.0%	10.0%
Tier I Capital to (Risk Weighted Assets)	10.1%	10.6%	4.0%	6.0%
Tier I Capital (to Average Assets)	7.7%	8.7%	3.0%	5.0%
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

The Corporation’s sources and uses of cash were discussed in general terms in the net interest income section of Management’s Discussion. The Consolidated Statements of Cash Flows provide additional information. The Corporation generated $28.0 million in cash from operating activities during the first quarter of 2005. Operating cash flows were significantly lower than net income of $83.1 million, mainly due to cash outflows to fund loans originated for sale that had not yet been sold as of June 30, 2005. Investing activities resulted in a net cash outflow of $280.9 million, as purchases of investment securities and loan originations exceeded sales and maturities of investment securities. Finally, financing activities resulted in a net inflow of $333.4 million due to increases in both deposits and borrowings, offset by dividends paid to shareholders and repurchases of treasury stock.
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
In July 2004, the Parent Company entered into a revolving line of credit agreement with an unaffiliated bank. Under the terms of the agreement, the Parent Company can borrow up to $50.0 million (which may be increased to $100.0 million upon request) with interest calculated at the one-month London Interbank Offering Rate (LIBOR) plus 0.625%. The credit agreement requires the Corporation to maintain certain financial ratios related to capital strength and earnings. At June 30, 2005, the Corporation had borrowed $20.0 million on the line and was in compliance with all covenants under the credit agreement.
In March 2005, the Parent Company issued $100 million of ten year subordinated notes at a fixed rate of 5.35%. Interest is paid semi-annually, beginning in October 2005 and the notes mature on April 1, 2015. In addition to providing funds to the Parent Company, this subordinated debt is also a component of total regulatory capital.
These borrowing arrangements supplement the liquidity available from subsidiaries through dividends and borrowings and provide some flexibility in Parent Company cash management. Management continues to monitor the liquidity and capital needs of the Parent Company and will implement appropriate strategies, as necessary, to remain well capitalized and to meet its cash needs.
In addition to its normal recurring and operating cash needs, the Parent Company paid approximately $20.7 million in cash on July 1, 2005 for a portion of the SVB acquisition. See Note I, “Subsequent Events” in the Notes to Consolidated Financial Statements for a summary of the terms of this transaction.

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
Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s equity investments consist primarily of common stocks of publicly traded financial institutions (cost basis of approximately $66.7 million and fair value of $67.0 million at June 30, 2005). The Corporation’s financial institutions stock portfolio had gross unrealized gains of approximately $3.0 million at June 30, 2005.
Although the carrying value of equity investments accounted for only 0.6% of the Corporation’s total assets, the unrealized gains on the portfolio represent a potential source of revenue. The Corporation has a history of periodically realizing gains from this portfolio and, if values were to decline significantly, this revenue source could be lost.
Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the companies. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation’s equity securities are classified as trading. Future cash flows from these investments are not provided in the table on page 38 as such investments do not have maturity dates.
The Corporation has evaluated, based on existing accounting guidance, whether any unrealized losses on individual equity investments constituted “other-than-temporary” impairment, which would require a write-down through a charge to earnings. Based on the results of such evaluations, the Corporation recorded write-downs of $65,000 in 2005, $137,000 in 2004 and $3.3 million in 2003 for specific equity securities which were deemed to exhibit other-than-temporary impairment in value. Through June 30, 2005, gains of approximately $2.5 million had been realized on the sale of investments previously written down. Additional impairment charges may be necessary depending upon the performance of the equity markets in general and the performance of the individual investments held by the Corporation.
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

	Expected Maturity Period							Estimated
	2005	2006	2007	2008	2009	Beyond	Total	Fair Value
Fixed rate loans (1)	$736,744	$493,648	$386,853	$253,684	$157,725	$361,153	2,389,807	$2,392,097
Average rate (2)	6.11%	6.06%	5.98%	6.07%	6.24%	6.00%	6.07%
Floating rate loans (8)	1,446,748	732,617	578,875	478,111	405,849	1,822,760	5,464,960	5,452,620
Average rate	6.48%	6.42%	6.41%	6.48%	6.10%	6.10%	6.31%

Fixed rate investments (3)	574,800	379,163	364,716	291,890	388,280	271,777	2,270,626	2,242,171
Average rate	3.64%	3.90%	3.60%	3.60%	3.58%	4.27%	3.74%
Floating rate investments (3)	758	198	213	3,453	—	48,218	52,840	52,846
Average rate	2.88%	3.64%	3.83%	3.92%	—	3.76%	3.75%

Other interest-earning assets	260,313	—	—	—	—	—	260,313	260,313
Average rate	6.94%	—	—	—	—	—	6.94%

Total	$3,019,363	$1,605,626	$1,330,657	$1,027,138	$951,854	$2,503,908	10,438,546	10,400,046
Average rate	5.88%	5.72%	5.52%	5.56%	5.10%	5.84%	5.70%

Fixed rate deposits (4)	$1,464,898	$741,900	$267,334	$96,958	$94,044	$276,897	2,942,031	$2,937,186
Average rate	2.66%	3.59%	3.73%	3.64%	4.34%	4.22%	3.22%
Floating rate deposits (5)	2,133,623	206,164	199,135	194,995	194,995	2,267,376	5,196,288	5,196,095
Average rate	1.58%	.38%	.33%	.28%	.28%	.21%	.79%

Fixed rate borrowings (6)	777,643	46,911	176,466	132,425	55,447	211,088	1,399,980	1,430,852
Average rate	2.74%	3.55%	4.59%	4.86%	5.34%	5.50%	3.72%
Floating rate borrowings (7)	680,633	—	—	—	—	—	680,633	680,633
Average rate	3.14%	—	—	—	—	—	3.14%

Total	$5,056,797	$994,975	$642,935	$424,378	$344,486	$2,755,361	$10,218,932	$10,244,766
Average rate	2.27%	2.92%	2.91%	2.48%	2.20%	1.02%	2.11%

Assumptions:

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments.

(2)	Average rates are shown on a fully taxable equivalent basis using an effective tax rate of 35%.

(3)	Amounts are based on contractual maturities; adjusted for expected prepayments on mortgage-backed securities and expected calls on agency and municipal securities.

(4)	Amounts are based on contractual maturities of time deposits.

(5)	Money market, Super NOW, NOW and savings accounts are placed based on history of deposit flows.

(6)	Amounts are based on contractual maturities of Federal Home Loan Bank advances, adjusted for possible calls.

(7)	Amounts are Federal Funds purchased and securities sold under agreements to repurchase, which mature in less than 90 days.

(8)	Floating rate loans include adjustable rate commercial mortgages.

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
Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into predetermined repricing periods. The assets and liabilities in each of these periods are summed and compared for mismatches within that maturity segment. Core deposits having noncontractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans held and for mortgage-backed securities includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative 6-month gap to plus or minus 15% of total earning assets. The cumulative 6-month gap as of June 30, 2005 was minus 0.3%. The ratio of rate sensitive assets to rate sensitive liabilities for the six-month period ended June 30, 2005 was .99.
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

Annual change
in net interest
Rate Shock	income	% Change
+300 bp	+$ 28.4 million	+ 7.3%
+200 bp	+20.3 million	+ 5.2%
+100 bp	+9.8 million	+ 2.5%
-100 bp	-13.6 million	- 3.5%
-200 bp	-35.5 million	- 9.1%

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

Change in
economic
Rate Shock	value of equity	% Change
+300 bp	- $7.6 million	- 0.5%
+200 bp	+ 7.8 million	+ 0.5%
+100 bp	+ 6.0 million	+ 0.4%
- 100 bp	- 41.5 million	- 2.6%
- 200 bp	- 123.5 million	- 7.7%

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

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total number of	Maximum
			shares purchased	number of shares
	Total		as part of a	that may yet be
	number of	Average price	publicly	purchased under
	shares	paid per	announced plan	the plan or
Period	purchased	share	or program	program
(04/01/05 – 04/30/05)	241,250	15.89	241,250	4,359,000
(05/01/05 – 05/31/05)	4,359,000	17.06	4,359,000	—
(06/01/05 – 06/30/05)	—	—	—	—
On December 21, 2004 the Board of Directors approved an extension of its stock repurchase plan from December 31, 2004 to June 30, 2005 and increased the total number of shares that could be repurchased to 5.0 million. During the second quarter of 2005, the Corporation, with the approval of the Board of Directors, repurchased 4.3 million shares under an “Accelerated Share Repurchase” plan (ASR), bringing the total shares purchased during the first six months of 2005 to 5.0 million and completing the board-approved repurchase plan. See Note L in the Notes to Consolidated Financial Statements for additional information on the ASR. No stock repurchases were made outside publicly announced plans and all were made in compliance with Regulation M.

Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of the Corporation was held April 13, 2005. There were 125,966,286 shares of common stock entitled to vote at the meeting and a total of 104,180,100 shares or 82.70% were represented at the meeting. At the annual meeting, the following individuals were elected to the Board of Directors:

Nominee	Term	For	Withheld
Thomas W. Hunt	2 Years	102,525,015	1,655,085
Patrick J. Freer	3 Years	98,253,237	5,926,864
Carolyn R. Holleran	3 Years	97,739,735	6,440,365
Donald W. Lesher, Jr.	3 Years	98,487,773	5,692,328
Abraham S. Opatut	3 Years	99,509,998	4,670,102
Mary Ann Russell	3 Years	97,993,098	6,187,002
Gary A. Stewart	3 Years	98,198,706	5,981,394
The following directors’ terms of office continued after the annual meeting:
Jeffrey G. Albertson
Donald M. Bowman, Jr.
Craig A. Dally
Clark S. Frame
Rufus A. Fulton, Jr.
Eugene H. Gardner
George W. Hodges
Clyde W. Horst
Joseph J. Mowad
John O. Shirk
R. Scott Smith, Jr.
In addition to the election of directors the shareholders approved by the following vote a proposal to increase the Corporation’s authorized shares of common stock from 400 million shares to 600 million shares.

For	Against	Abstain
99,951,715	3,739,550	488,835

Item 6. Exhibits
See Exhibit Index for a list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report.

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULTON FINANCIAL CORPORATION

Date: August 8, 2005	/s/	Rufus A. Fulton, Jr.

Rufus A. Fulton, Jr.
Chairman and Chief Executive Officer

Date: August 8, 2005	/s/	Charles J. Nugent

Charles J. Nugent
Senior Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX
Exhibits Required Pursuant
to Item 601 of Regulation S-K
3.	(i) Articles of incorporation, as amended and restated, of the Fulton Financial Corporation as amended — Incorporated by reference to the S-4 Registration Statement filed on April 13, 2005.

(ii) Bylaws of Fulton Financial Corporation as amended — Incorporated by reference to the S-4 Registration Statement filed on April 13, 2005.

4.	Instruments defining the rights of security holders, including indentures.
(a)	Rights Agreement dated June 20, 1989, as amended and restated on April 27, 1999 between Fulton Financial Corporation and Fulton Bank — Incorporated by reference to Exhibit 1 of the Fulton Financial Corporation Current Report on Form 8-K dated April 27, 1999.
10.	Material Contracts
(a)	Form of stock option agreement and form of Restricted Stock Agreement between Fulton Financial Corporation and officers of the Corporation as of July 1, 2005 – Incorporated by reference to Exhibits 10.1 and 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated June 27, 2005.

(b)	Agreement between Fulton Financial Corporation and Fiserv Solutions, Inc. dated as of January 1, 2005. Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. See also Fulton Financial Corporation Current Report on Form 8-K dated June 24, 2005.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.