Form 10-Q
period 2005-09-30
FULTON FINANCIAL CORP
filed 2005-11-09
CIK 700564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005 ,
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☑   No   ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☑  No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No  ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $2.50 Par Value – 156,972,200 shares outstanding as of October 31, 2005.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2005

Item 1. Financial Statements
FULTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands, except per-share data)

	September 30	December 31
	2005	2004
ASSETS
Cash and due from banks	$403,032	$278,065
Interest-bearing deposits with other banks	48,472	4,688
Federal funds sold	47,000	32,000
Loans held for sale	233,977	158,872
Investment securities:
Held to maturity (estimated fair value of $25,244 in 2005 and $25,413 in 2004)	25,061	25,001
Available for sale	2,464,514	2,424,858

Loans, net of unearned income	8,325,683	7,584,547
Less: Allowance for loan losses	(93,936)	(89,627)

Net Loans	8,231,747	7,494,920

Premises and equipment	166,991	146,911
Accrued interest receivable	47,398	40,633
Goodwill	418,466	364,019
Intangible assets	30,107	25,303
Other assets	189,162	164,878

Total Assets	$12,305,927	$11,160,148

LIABILITIES
Deposits:
Non-interest bearing	$1,678,923	$1,507,799
Interest-bearing	7,137,098	6,387,725

Total Deposits	8,816,021	7,895,524

Short-term borrowings:
Federal funds purchased	736,376	676,922
Other short-term borrowings	428,917	517,602

Total Short-Term Borrowings	1,165,293	1,194,524

Accrued interest payable	37,598	27,279
Other liabilities	113,865	114,498
Federal Home Loan Bank advances and long-term debt	897,944	684,236

Total Liabilities	11,030,721	9,916,061

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 172.3 million shares issued in 2005 and 160.6 million shares issued in 2004	430,655	335,604
Additional paid-in capital	995,847	1,018,403
Retained earnings	120,446	60,924
Accumulated other comprehensive loss	(30,934)	(10,133)
Treasury stock, 15.3 million shares in 2005 and 10.7 million shares in 2004, at cost	(240,808)	(160,711)

Total Shareholders’ Equity	1,275,206	1,244,087

Total Liabilities and Shareholders’ Equity	$12,305,927	$11,160,148

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per-share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
INTEREST INCOME

Loans, including fees	$136,092	$103,033	$376,029	$288,358
Investment securities:
Taxable	18,947	18,247	55,465	59,635
Tax-exempt	3,213	2,407	8,905	7,480
Dividends	1,125	1,035	3,364	2,979
Mortgage loans held for sale	4,194	2,199	8,705	4,400
Other interest income	542	26	1,066	55

Total Interest Income	164,113	126,947	453,534	362,907

INTEREST EXPENSE

Deposits	38,480	22,644	97,392	65,339
Short-term borrowings	8,655	3,840	23,393	10,302
Long-term debt	10,482	7,962	28,080	23,092

Total Interest Expense	57,617	34,446	148,865	98,733

Net Interest Income	106,496	92,501	304,669	264,174
PROVISION FOR LOAN LOSSES	815	1,125	2,340	3,665

Net Interest Income After Provision for Loan Losses	105,681	91,376	302,329	260,509

OTHER INCOME
Investment management and trust services	8,730	8,650	26,715	25,932
Service charges on deposit accounts	10,488	10,182	29,780	29,616
Other service charges and fees	5,808	5,367	18,506	15,363
Gain on sale of mortgage loans	7,624	5,694	19,963	13,458
Investment securities gains	905	3,336	5,638	14,513
Other	2,597	1,764	9,718	4,811

Total Other Income	36,152	34,993	110,320	103,693

OTHER EXPENSES
Salaries and employee benefits	46,761	45,812	136,294	124,536
Net occupancy expense	7,459	6,159	21,506	17,536
Equipment expense	3,203	2,705	9,161	8,095
Data processing	3,100	2,915	9,590	8,602
Advertising	1,995	1,631	6,244	5,073
Intangible amortization	1,510	1,233	3,857	3,580
Other	17,509	13,581	46,902	39,555

Total Other Expenses	81,537	74,036	233,554	206,977

Income Before Income Taxes	60,296	52,333	179,095	157,225
INCOME TAXES	18,168	16,324	53,927	47,638

Net Income	$42,128	$36,009	$125,168	$109,587

PER-SHARE DATA:

Net income (basic)	$0.27	$0.24	$0.80	$0.74
Net income (diluted)	0.27	0.23	0.79	0.73
Cash dividends	0.145	0.132	0.422	0.386

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

					Accumulated
					Other
	Number of		Additional		Comprehen-
	Shares	Common	Paid-In	Retained	sive Income	Treasury
	Outstanding	Stock	Capital	Earnings	(Loss)	Stock	Total
		(dollars in thousands, except per-share data)
Balance at December 31, 2004	157,150,000	$335,604	$1,018,403	$60,924	$(10,133)	$(160,711)	$1,244,087
Comprehensive income:
Net income				125,168			125,168
Unrealized loss on securities (net of $7.4 million tax effect)					(14,015)		(14,015)
Unrealized loss on derivative financial instruments (net of $1.7 million tax effect)					(3,122)		(3,122)
Less – reclassification adjustment for gains included in net income (net of $2.1 million tax expense)					(3,664)		(3,664)

Total comprehensive income							104,367

Stock split paid in the form of a 25% stock dividend		84,046	(84,114)				(68)
Stock issued	1,056,000	1,637	3,698			5,071	10,406
Stock-based compensation expense			618				618
Shares issued for acquisition of SVB Financial Services, Inc.	3,747,000	9,368	57,242				66,610
Acquisition of treasury stock	(5,000,000)					(85,168)	(85,168)
Cash dividends — $0.422 per share				(65,646)			(65,646)

Balance at September 30, 2005	156,953,000	$430,655	$995,847	$120,446	$(30,934)	$(240,808)	$1,275,206

Balance at December 31, 2003	142,085,000	$284,480	$648,155	$104,187	$12,267	$(100,772)	$948,317
Comprehensive income:
Net income				109,587			109,587
Unrealized loss on securities (net of $2.6 million tax effect)					(4,906)		(4,906)
Less – reclassification adjustment for gains included in net income (net of $5.1 million tax expense)					(9,433)		(9,433)

Total comprehensive income							95,248

Stock dividend – 5%		15,278	100,247	(115,615)			(90)
Stock issued	1,158,000		(8,729)			16,742	8,013
Stock-based compensation expense			3,834				3,834
Shares issued for acquisition of Resource Bankshares Corporation	11,287,000	21,498	164,365				185,863
Acquisition of treasury stock	(3,277,000)					(53,853)	(53,853)
Cash dividends — $0.386 per share				(57,482)			(57,482)

Balance at September 30, 2004	151,253,000	$321,256	$907,872	$40,677	$(2,072)	$(137,883)	$1,129,850

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended
	September 30
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$125,168	$109,587

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,340	3,665
Depreciation and amortization of premises and equipment	10,337	9,297
Net amortization of investment security premiums	3,879	8,187
Investment securities gains	(5,638)	(14,513)
Net increase in loans held for sale	(54,719)	(23,145)
Amortization of intangible assets	3,857	3,580
Stock-based compensation	618	3,834
Increase in accrued interest receivable	(4,638)	(4,244)
Increase in other assets	(6,606)	(7,282)
Increase (decrease) in accrued interest payable	10,319	(151)
(Decrease) increase in other liabilities	(7,359)	4,976

Total adjustments	(47,610)	(15,796)

Net cash provided by operating activities	77,558	93,791

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	128,310	217,577
Proceeds from maturities of securities held to maturity	4,041	7,579
Proceeds from maturities of securities available for sale	509,082	643,176
Purchase of securities held to maturity	(4,398)	(4,694)
Purchase of securities available for sale	(590,940)	(174,278)
Decrease (increase) in short-term investments	14,725	(2,785)
Net increase in loans	(457,893)	(418,447)
Net cash paid for acquisitions	(3,877)	(6,404)
Net purchase of premises and equipment	(21,138)	(9,122)

Net cash (used in) provided by investing activities	(422,088)	252,602

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	56,047	267,629
Net increase (decrease) in time deposits	391,071	(157,731)
Increase (decrease) in long-term debt	189,121	(22,481)
Decrease in short-term borrowings	(29,231)	(328,345)
Dividends paid	(62,749)	(54,896)
Net proceeds from issuance of common stock	10,406	8,013
Acquisition of treasury stock	(85,168)	(53,853)

Net cash provided by (used in) financing activities	469,497	(341,664)

Net Increase in Cash and Due From Banks	124,967	4,729
Cash and Due From Banks at Beginning of Period	278,065	300,966

Cash and Due From Banks at End of Period	$403,032	$305,695

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$138,546	$98,884
Income taxes	43,356	40,151

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — Basis of Presentation
The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the Corporation) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
The Corporation adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (Statement 123R) in the third quarter of 2005, using modified retrospective application. As a result, all prior period information has been restated. As a result of the retrospective adoption of this new standard, as of December 31, 2003 retained earnings decreased $13.2 million, additional paid in capital increased $14.6 million and deferred tax assets increased $1.4 million. These changes reflect a combination of compensation expense for prior stock option grants to employees and related tax benefits. See also, Note E “Stock-Based Compensation”.
NOTE B — Net Income Per Share and Comprehensive Income
The Corporation’s basic net income per share is calculated as net income divided by the weighted average number of shares outstanding. For diluted net income per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation’s common stock equivalents consist of outstanding stock options.
A reconciliation of the weighted average shares outstanding used to calculate basic and diluted net income per share follows:

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
	(in thousands)
Weighted average shares outstanding (basic)	156,815	151,870	156,223	148,888
Impact of common stock equivalents	1,862	1,638	1,919	1,578

Weighted average shares outstanding (diluted)	158,677	153,508	158,142	150,466

Total comprehensive income was $31.3 million and $104.4 million for the three and nine months ended September 30, 2005, respectively. Total comprehensive income was $59.6 million and $95.2 million for the three and nine months ended September 30, 2004, respectively.
NOTE C — 5-for-4 Stock Split
The Corporation paid a 5-for-4 stock split in the form of a 25% stock dividend in June 2005. All share and per-share information has been restated to reflect the impact of this stock split.

NOTE D — Disclosures about Segments of an Enterprise and Related Information
The Corporation does not have any operating segments which require disclosure of additional information. While the Corporation owned fourteen separate banks as of September 30, 2005, each engaged in similar activities and provided similar products and services. The Corporation’s non-banking activities are immaterial and, therefore, separate information has not been disclosed.
NOTE E — Stock-Based Compensation
Statement 123R requires that the fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award. The Corporation adopted Statement 123R using “modified retrospective application”, electing to restate all prior periods. The Corporation’s equity awards consist of stock options granted under its Stock Option and Compensation Plans (Option Plans) and shares purchased by employees under its Employee Stock Purchase Plan (ESPP).
The following table summarizes the impact of modified retrospective application on the previously reported results for the periods shown:

				Nine
				months
	Three months ended			ended
	June 30,	Mar. 31,	Sept. 30,	Sept. 30,
	2005	2005	2004	2004
	(in thousands, except per-share data)
Income before income taxes, originally reported	$59,409	$59,570	$56,035	$161,059
Stock-based compensation expense under the fair value method (2)	(83)	(96)	(3,702)	(3,834)

Income before income taxes, restated	$59,326	$59,474	$52,333	$157,225

Net income, originally reported	$41,580	$41,531	$39,120	$112,830
Stock-based compensation expense under the fair value method, net of tax (2)	24	(94)	(3,111)	(3,243)

Net income, restated	$41,604	$41,437	$36,009	$109,587

Net income per share (basic), originally reported (1)	$0.27	$0.26	$0.26	$0.76
Net income per share (basic), restated	0.27	0.26	0.24	0.74

Net income per share (diluted), originally reported (1)	$0.27	$0.26	$0.26	$0.75
Net income per share (diluted), restated	0.27	0.26	0.23	0.73

(1)	Originally reported amounts have been restated for the impact of the 5-for-4 stock split paid in June 2005.

(2)	Stock-based compensation expense, originally reported, was $0.
The following table presents compensation expense and related tax benefits for equity awards recognized in the consolidated income statements:

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
	(in thousands)
Compensation expense	$439	$3,702	$618	$3,834
Tax benefit	(100)	(591)	(208)	(591)

Net income effect	$339	$3,111	$410	$3,243

Under the Option Plans, options are granted to key personnel for terms of up to 10 years at option prices equal to the fair market value of the Corporation’s stock on the date of grant. Options are typically granted annually on July 1st and, prior to the July 1, 2005 grant, had been 100% vested immediately upon grant. For the July 1, 2005 grant, a three-year cliff vesting feature was added and, as a result, compensation expense associated with this grant will be recognized over the three year vesting period. This change in vesting resulted in a significant decrease in stock-based compensation expense in the third quarter of 2005 as compared to 2004. Certain events as defined in the Option Plans, including a change of control, would result in the acceleration of the vesting. As of September 30, 2005, the Option Plans had 14.9 million shares reserved for future grants through 2013.
The following table provides information about options outstanding for the nine months ended September 30, 2005:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Stock	Average	Contractual	Value
	Options	Exercise Price	Term	(in millions)
Outstanding at December 31, 2004	6,591,053	$10.74
Granted	1,092,500	17.98
Exercised	(1,005,416)	7.41
Assumed from SVB Financial	166,218	13.08
Forfeited	(17,039)	16.31

Outstanding at September 30, 2005	6,827,316	$12.43	6.4 years	$29.7

Exercisable at September 30, 2005	5,722,256	$11.40	5.8 years	$30.8

The following table provides information about nonvested options for the nine months ended September 30, 2005:

		Weighted
		Average
	Stock	Grant Date
	Options	Fair Value
Nonvested at December, 2004	—	$—
Granted	1,092,500	2.52
Vested	—	—
Forfeited	(5,100)	2.52

Nonvested at September 30, 2005	1,087,400	$2.52

As of September 30, 2005, total unrecognized compensation cost related to nonvested options was $2.4 million. This cost is expected to be recorded over a weighted average period of 2.8 years.
The following table presents information about options exercised:

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
	(dollars in thousands)
Number of options exercised	201,385	330,355	1,005,416	1,258,643
Total intrinsic value of options exercised	$1,747	$3,681	$10,346	$12,567
Cash received from options exercised	$1,863	$1,389	$6,423	$5,053
Tax deduction realized from options exercised	$1,606	$2,143	$6,924	$5,806
Upon exercise, the Corporation issues shares from its authorized, but unissued, common stock to satisfy the options.
The fair value of option awards under the Option Plans is estimated on the date of grant using the Black-Scholes valuation methodology, which is dependent upon certain assumptions, as summarized in the following table.

	Grant Date
	07/01/05	07/01/04
Risk-free interest rate	3.76%	4.22%
Volatility of Corporation’s stock	16.17	18.12
Expected dividend yield	3.23	3.27
Expected life of options	6 Years	7 Years
The expected life of the options was estimated based on historical employee behavior and represents the period of time that options granted are expected to be outstanding. Volatility of the Corporation’s stock was based on historical volatility for the period commensurate with the expected life of the options. The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of the options on the date of the grant.
Based on the assumptions used in the model, the Corporation calculated an estimated fair value per option of $2.52 for the July 1, 2005 grant and $2.78 for the July 1, 2004 grant. Approximately 1.1 million options were granted on July 1, 2005 and 1.3 million options were granted on July 1, 2004.
Under the ESPP, eligible employees can purchase stock of the Corporation at 85% of the fair market value of the stock on the date of purchase. The ESPP is considered to be a compensatory plan under Statement 123R and, as such, compensation expense is recognized for the 15% discount on shares purchased. The following table summarizes activity under the ESPP for the indicated periods.

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
ESPP shares purchased	34,439	28,331	102,918	81,087
Average purchase price (85% of market value)	$14.71	$14.68	$14.81	$14.32
Compensation expense recognized (in thousands)	$89	$73	$269	$205
NOTE F — Employee Benefit Plans
The Corporation maintains a defined benefit pension plan (Pension Plan) for certain employees. Contributions to the Pension Plan are actuarially determined and funded annually. Pension Plan assets are invested in money markets, fixed income securities, including corporate bonds, U.S. Treasury securities and common trust funds, and equity securities, including common stocks and common stock mutual funds. The Pension Plan has been closed to new participants, but existing participants continue to accrue benefits according to the terms of the plan. The Corporation contributed approximately $10.6 million to the Pension Plan in the quarter ended September 30, 2005.
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
The net periodic benefit cost for the Corporation’s Pension Plan and Post-Retirement Plan, as determined by consulting actuaries, consisted of the following components for the three and nine-month periods ended September 30:

	Pension Plan
	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
		(in thousands)
Service cost	$622	$577	$1,864	$1,730
Interest cost	843	776	2,528	2,327
Expected return on plan assets	(818)	(750)	(2,455)	(2,249)
Net amortization and deferral	222	166	665	498

Net periodic benefit cost	$869	$769	$2,602	$2,306

	Post-Retirement Plan
	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
		(in thousands)
Service cost	$88	$91	$265	$273
Interest cost	115	119	346	356
Expected return on plan assets	—	(1)	(1)	(2)
Net amortization and deferral	(56)	(58)	(168)	(173)

Net periodic benefit cost	$147	$151	$442	$454

NOTE G — Acquisitions
Completed Acquisitions
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
As a result of the SVB shareholder elections, approximately 3.1 million of the SVB shares outstanding on the acquisition date were converted into shares of Corporation common stock, based on a fixed exchange ratio of 1.1899 shares of Corporation stock for each share of SVB stock. The remaining 983,000 shares of SVB stock were purchased for $21.00 per share. In addition, each of the options to acquire SVB’s stock was converted into options to purchase the Corporation’s stock or was settled in cash, based on the election of each option holder and the terms of the merger agreement. The total purchase price was $90.5 million, including $66.6 million in stock issued and stock options assumed, $22.4 million of SVB stock purchased and options settled for cash and $1.5 million for other direct acquisition costs. The purchase price for shares issued was determined based on the value of the Corporation’s stock on the date when the number of shares was fixed and determinable.

As a result of the acquisition, SVB was merged into the Corporation and Somerset Valley became a wholly owned subsidiary. The acquisition is being accounted for using purchase accounting, which requires the Corporation to allocate the total purchase price of the acquisition to the assets acquired and liabilities assumed, based on their respective fair values at the acquisition date, with any remaining purchase price being recorded as goodwill. Resulting goodwill balances are then subject to an impairment test on at least an annual basis. The results of Somerset Valley’s operations are included in the Corporation’s financial statements prospectively from the July 1, 2005 acquisition date.
The following is a summary of the preliminary purchase price allocation based on estimated fair values on the acquisition date. These preliminary amounts may be revised when final fair values are determined (in thousands):

Cash and due from banks	$20,035
Other earning assets	61,046
Investment securities available for sale	124,916
Loans, net of allowance	301,660
Premises and equipment	9,279
Accrued interest receivable	2,127
Goodwill and intangible assets	63,284
Other assets	8,442

Total assets acquired	590,789

Deposits	473,379
Long-term debt	24,587
Other liabilities	2,301

Total liabilities assumed	500,267

Net assets acquired	$90,522

On December 31, 2004, the Corporation completed its acquisition of First Washington FinancialCorp (First Washington), of Windsor, New Jersey. First Washington was a $490 million bank holding company whose primary subsidiary was First Washington State Bank, which operates sixteen community-banking offices in Mercer, Monmouth and Ocean Counties in New Jersey. This acquisition enabled the Corporation to expand and enhance its existing New Jersey franchise.
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
On April 1, 2004, the Corporation completed its acquisition of Resource Bankshares Corporation (Resource), an $890 million financial holding company, and its primary subsidiary, Resource Bank. Resource Bank is located in Virginia Beach, Virginia, and operates six community-banking offices in Newport News, Chesapeake, Herndon, Virginia Beach and Richmond, Virginia and fourteen loan production and residential mortgage offices in Virginia, North Carolina, Maryland and Florida.
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

The following table summarizes unaudited pro-forma information assuming the acquisitions of Resource, First Washington and SVB had occurred on January 1, 2004. This pro-forma information includes certain adjustments, including amortization related to fair value adjustments recorded in purchase accounting (in thousands, except per-share information):

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
Net interest income	$106,496	$101,328	$313,911	$297,146
Other income	36,152	36,905	111,180	112,553
Net income	42,128	38,706	126,988	117,689

Per Share:
Net income (basic)	$0.27	$0.24	$0.80	$0.71
Net income (diluted)	0.27	0.23	0.79	0.70
Pending Acquisition
On July 26, 2005, the Corporation entered into a merger agreement to acquire Columbia Bancorp (Columbia), of Columbia, Maryland. Columbia is a $1.3 billion bank holding company whose primary subsidiary is The Columbia Bank, which operates 19 full-service community banking offices and five retirement community offices in Howard, Montgomery, Prince George’s and Baltimore Counties and Baltimore City.
Under the terms of the merger agreement, each of the approximately 6.9 million shares of Columbia’s common stock will be acquired based on a “cash election merger” structure. Each Columbia shareholder will have the ability to elect to receive 100% of the merger consideration in stock, 100% in cash, or a combination of stock and cash. Their elections will be subject to prorating to achieve a result where a minimum of 20% and a maximum of 50% of Columbia’s outstanding shares will receive cash consideration. Those shares that will be converted into Corporation common stock would be exchanged based on a fixed exchange ratio of 2.325 shares of Corporation stock for each share of Columbia stock. Shareholders electing cash will receive a fixed price of $42.48 per share of Columbia stock. In addition, each of the options to acquire Columbia’s stock will be converted to options to purchase the Corporation’s stock or will be settled in cash.
The acquisition is subject to approval by both the Columbia shareholders and applicable bank regulatory authorities and is expected to be completed during the first quarter of 2006. As a result of the acquisition, Columbia will be merged into the Corporation and The Columbia Bank will become a wholly-owned subsidiary.
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
The total purchase price is estimated to be approximately $295 million, which includes cash expected to be paid, the value of the Corporation’s stock expected to be issued, the value of Columbia’s options to be converted and certain acquisition-related costs. This purchase price is subject to change since the price used to value the shares issued in this transaction will be set on the date when the number of shares issued are fixed and determinable. The net assets of Columbia as of September 30, 2005 were $94.4 million and, therefore, the estimated purchase price exceeded the carrying value of the net assets by $200.6 million. The total purchase price will be allocated to the net assets acquired as of the merger effective date, based on fair market values at that date. The Corporation expects to record a core deposit intangible asset and goodwill as a result of the acquisition accounting.
NOTE H — Derivative Financial Instruments — Interest Rate Swaps
As of September 30, 2005, interest rate swaps with a notional amount of $270 million were used to hedge certain long-term fixed rate certificate of deposit liabilities held at one of the Corporation’s affiliate banks. The terms of the certificates of deposit and the interest rate swaps mirror each other and were committed to simultaneously. Under the terms of the swap agreements, the Corporation is the fixed rate receiver and the floating rate payer (generally tied to the three month London Interbank Offering Rate, or LIBOR, a common index used for setting rates between financial institutions). The combination of the interest rate swaps and the issuance of the certificates of deposit generates long-term floating rate funding for the Corporation. The interest rate swaps are classified as cash flow hedges and the fair values of the derivatives are recorded as other assets or other liabilities. Changes in the fair values during the period are recorded in other comprehensive income (loss) to the extent the hedge is effective. Ineffectiveness resulting from differences between the changes in fair value or cash flows of the certificate of deposits and the interest rate swaps must be recorded in current period earnings.
The Corporation’s analysis of the effectiveness of the hedges indicated they were 97.4% effective as of September 30, 2005. As a result, a $112,000 and $66,000 charge to income was recorded for the three and nine-month periods ended September 30, 2005, respectively. During the nine months ended September 30, 2005, the Corporation also recorded a $3.1 million other comprehensive loss (net of $1.7 million tax effect) to recognize the fair value changes of derivatives.
The Corporation entered into a forward-starting interest rate swap with a notional amount of $150 million in October 2005 in anticipation of an issuance of trust preferred securities in December 2005. This will be accounted for as a cash flow hedge as it hedges the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt.
NOTE I — Financial Instruments With Off-Balance Sheet Risk
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
The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	September 30
	2005	2004
	(in thousands)
Commitments to extend credit	3,717,938	3,308,678
Standby letters of credit	572,636	550,761
Commercial letters of credit	21,539	20,842
NOTE J — Subordinated Debt
On March 28, 2005 the Corporation issued $100.0 million of ten-year subordinated notes, which mature April 1, 2015 and carry a fixed rate of 5.35%. Interest is paid semi-annually, commencing in October 2005.

NOTE K — Accounting for Certain Loans or Debt Securities Acquired in a Transfer:
In December 2003, Accounting Standards Executive Committee issued Statement of Position 03-3 (SOP 03-3), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer, including business combinations, if those differences are attributable, at least in part, to credit quality.
SOP 03-3 became effective for the Corporation on January 1, 2005 and was applicable to the July 2005 acquisition of SVB. Few of the loans acquired from SVB met the scope of SOP 03-3 and, as such, there was no material impact on the accounting for this acquisition.
NOTE L — Reclassifications
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
In addition to the factors identified herein, the following could cause actual results to differ materially from such forward-looking statements: pricing pressures on loan and deposit products, actions of bank and non-bank competitors, changes in local and national economic conditions, changes in regulatory requirements, actions of the Federal Reserve Board (FRB), creditworthiness of current borrowers, customers’ acceptance of the Corporation’s products and services and acquisition pricing and the ability of the Corporation to continue making acquisitions .
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
The Corporation adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (Statement 123R) in the quarter ended September 30, 2005. Statement 123R requires that the fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award. The Corporation adopted Statement 123R using “modified retrospective application”, electing to restate all prior periods. As a result of adopting Statement 123R, net income and diluted net income per share for the third quarter of 2004 were reduced by $3.1 million and $0.03, respectively.
The Corporation’s net income for the third quarter of 2005 increased $6.1 million, or 17.0%, from $36.0 million in 2004 to $42.1 million in 2005. Diluted net income per share increased $0.04, or 17.4%, from $0.23 in 2004 to $0.27 in 2005. The Corporation realized annualized returns on average assets of 1.37% and average equity of

13.08% during the third quarter of 2005. The annualized return on average tangible equity, which is net income divided by average shareholders’ equity, excluding goodwill and intangible assets, was 20.62% for the quarter.
The increase in net income compared to the third quarter of 2004 resulted from a $14.3 million increase in net interest income after provision for loan losses and a $3.6 million increase in other income (excluding security gains), offset by a $2.4 million decrease in security gains, a $7.5 million increase in other expenses and a $1.8 million increase in income taxes.
The following summarizes some of the more significant factors that influenced the Corporation’s third quarter 2005 results.
Interest Rates – Changes in the interest rate environment generally impact both the Corporation’s net interest income and its non-interest income. The interest rate environment reflects both the level of short-term rates and the slope of the U. S. Treasury yield curve (Yield Curve), which plots the yields on treasury issues over various maturity periods. During the past year, the Yield Curve has flattened, with short-term rates increasing at a faster pace than longer-term rates.
Floating rate loans, short-term borrowings and savings and time deposit rates are generally influenced by short-term rates. The FRB raised the Federal funds rate eight times since September 2004, for a total increase of 200 basis points (from 1.75% to 3.75%). The Corporation’s prime lending rate had a corresponding increase, from 4.75% to 6.75%. The increase in short-term rates initially benefited the Corporation as floating rate loans quickly adjusted to higher rates, while increases in deposit rates – which are more discretionary – were less pronounced. As a result, the Corporation realized an increase in net interest margin in the third and fourth quarters of 2004 and the first quarter of 2005.
During the second and third quarters of 2005, competitive pressures resulted in increases in deposit rates. In addition, the Corporation issued $100 million of subordinated debt at 5.35% at the end of March 2005. As a result, the net interest margin decreased three basis points to 3.92% in the second quarter of 2005 and remained at 3.92% in the third quarter of 2005.
With respect to longer-term rates, the 10-year treasury yield, which is a common benchmark for evaluating residential mortgage rates, increased to 4.33% at September 30, 2005 as compared to 4.12% at September 30, 2004. Mortgage rates have been generally low over the past several years, generating strong refinance activity and significant gains for the Corporation as fixed-rate residential mortgages are generally sold in the secondary market. With only a minimal increase in long-term rates from the prior year, origination volume and the resulting gains on sales of these loans remained strong, continuing to contribute to the Corporation’s non-interest income.
The Corporation manages its risk associated with changes in interest rates through the techniques described in the “Market Risk” section of Management’s Discussion. As of September 30, 2005, the Corporation projects improvements in net interest income in a rising rate environment. Increases in long-term rates, however, may have a detrimental impact on mortgage loan origination volumes and related gains on sales of mortgage loans.
Earning Assets – The Corporation’s interest-earning assets increased from 2004 to 2005 as a result of acquisitions, as well as internal loan growth. This growth also contributed to the increase in net interest income.
From 2004 to 2005, the Corporation experienced a shift in its composition of interest-earning assets from investments (22.9% of total average interest-earning assets in 2005, compared to 25.1% in 2004) to loans (74.2% in 2005, compared to 73.6% in 2004). This change resulted from strong loan demand being funded with the proceeds from maturing investment securities, primarily mortgage-backed securities. The movement to higher-yielding loans has had a positive effect on the Corporation’s net interest income and net interest margin.

Asset Quality – Asset quality refers to the underlying credit characteristics of borrowers and the likelihood that defaults on contractual payments will result in charge-offs of account balances. Asset quality is generally a function of economic conditions, but can be managed through conservative underwriting and sound collection policies and procedures.
The Corporation continued to maintain excellent asset quality, attributable to its credit culture and underwriting policies. Annualized net charge-offs to average loans decreased to 0.02% in the third quarter of 2005, compared to 0.06% in 2004, contributing to a lower provision for loan losses. While overall asset quality has remained strong, deterioration in quality of one or several significant accounts could have a detrimental impact and result in losses that may not be foreseeable based on current information. In addition, rising interest rates could increase the total payments of borrowers and could have a negative impact on the ability of some to pay according to the terms of their loans.
Equity Markets – As noted in the “Market Risk” section of Management’s Discussion, equity valuations can have an impact on the Corporation’s financial performance. In particular, bank stocks account for a significant portion of the Corporation’s equity investment portfolio. Historically, gains on sales of these equities have been a recurring component of the Corporation’s earnings, although realized gains have decreased in recent quarters. Declines in bank stock portfolio values could have a detrimental impact on the Corporation’s ability to recognize gains in the future.
Acquisitions – In July 2005, the Corporation acquired SVB Financial Services, Inc. (SVB) of Somerville, New Jersey, a $530 million bank holding company whose primary subsidiary was Somerset Valley Bank. In December 2004, the Corporation acquired First Washington FinancialCorp (First Washington), a $490 million bank holding company located in Windsor, New Jersey whose primary subsidiary was First Washington State Bank. In April 2004, the Corporation acquired Resource Bankshares Corporation (Resource), an $890 million financial holding company located in Virginia Beach, Virginia whose primary subsidiary was Resource Bank. Results for 2005 in comparison to 2004 were impacted by these acquisitions, as documented in the appropriate sections of Management’s Discussion.
On July 26, 2005, the Corporation entered into a merger agreement to acquire Columbia Bancorp (Columbia), of Columbia, Maryland. Columbia is a $1.3 billion bank holding company whose primary subsidiary is The Columbia Bank, which operates 19 full-service community-banking offices and five retirement community offices in Howard, Montgomery, Prince George’s and Baltimore Counties and Baltimore City. For additional information on the terms of this pending acquisition, see Note G in the Notes to Consolidated Financial Statements.
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
Merger and acquisition activity has also impacted the Corporation’s capital and liquidity. In order to complete acquisitions, the Corporation must have strategies in place to maintain appropriate levels of capital and to provide necessary cash resources. In March 2005, the Corporation issued $100 million of subordinated debt, in part to support treasury stock repurchases related to acquisitions. This financing instrument also qualifies as a component of total regulatory capital. See additional information in the “liquidity” section of Management’s Discussion.
Quarter Ended September 30, 2005 versus Quarter Ended September 30, 2004
Results for the third quarter of 2005 compared to the results of the third quarter of 2004 were impacted by the December 2004 acquisition of First Washington and the July 2005 acquisition of SVB, whose results are included in 2005 amounts, but not in 2004. Results were also impacted by the adoption of Statement 123R (See Note E in the Notes to Consolidated Financial Statements).
Net Interest Income
Net interest income increased $14.0 million, or 15.1%, to $106.5 million in 2005 from $92.5 million in 2004. The increase was due to both average balance growth, with total earning assets increasing 14.2%, and a higher net interest margin. The average taxable equivalent yield on earning assets increased 67 basis points (a 12.6% increase) over 2004 while the cost of interest-bearing liabilities increased 78 basis points (a 45.3% increase). Despite the sharper increase in costs of interest-bearing liabilities, the net interest margin increased four basis points as non-interest bearing deposits also increased relative to total funding sources. The Corporation continues to manage its asset/liability position and interest rate risk through the methods discussed in the “Market Risk” section of Management’s Discussion.

The following table provides a comparative average balance sheet and net interest income analysis for the third quarter of 2005 compared to the same period in 2004. Interest income and yields are presented on a fully taxable-equivalent (FTE) basis, using a 35% Federal tax rate. The discussion following this table is based on these tax-equivalent amounts. All dollar amounts are in thousands.

	Quarter Ended September 30, 2005			Quarter Ended September 30, 2004
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
ASSETS
Interest-earning assets:
Loans and leases	$8,234,531	$136,915	6.60%	$7,159,211	$103,903	5.79%
Taxable investment securities	2,015,378	18,947	3.74	2,037,040	18,247	3.56
Tax-exempt investment securities	387,233	4,761	4.92	262,962	3,618	5.50
Equity securities	137,873	1,317	3.80	138,264	1,329	3.83

Total investment securities	2,540,484	25,025	3.92	2,438,266	23,194	3.78
Mortgage loans held for sale	266,588	4,194	6.29	119,983	2,199	7.29
Other interest-earning assets	62,406	542	3.43	6,106	26	1.73

Total interest-earning assets	11,104,009	166,676	5.97%	9,723,566	129,322	5.30%
Noninterest-earning assets:
Cash and due from banks	370,531			326,204
Premises and equipment	164,447			130,776
Other assets	638,195			454,529
Less: Allowance for loan losses	(94,527)			(87,148)

Total Assets	$12,182,655			$10,547,927

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$1,586,338	$4,169	1.04%	$1,399,005	$1,863	0.53%
Savings deposits	2,162,030	7,640	1.40	1,868,650	2,972	0.63
Time deposits	3,303,240	26,671	3.20	2,764,597	17,809	2.56

Total interest-bearing deposits	7,051,608	38,480	2.16	6,032,252	22,644	1.49
Short-term borrowings	1,115,122	8,655	3.05	1,208,379	3,840	1.26
Long-term debt	952,372	10,482	4.33	654,969	7,962	4.84

Total interest-bearing liabilities	9,119,102	57,617	2.50%	7,895,600	34,446	1.72%
Noninterest-bearing liabilities:
Demand deposits	1,651,787			1,429,259
Other	133,664			119,551

Total Liabilities	10,904,553			9,444,410
Shareholders’ equity	1,278,102			1,103,517

Total Liabilities and Shareholders’ Equity	$12,182,655			$10,547,927

Net interest income/ net interest margin (FTE)		109,059	3.92%		94,876	3.88%

Tax equivalent adjustment		(2,563)			(2,375)

Net interest income		$106,496			$92,501

(1)	Presented on a fully taxable equivalent (FTE) basis using a 35% Federal tax rate.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	2005 vs. 2004
	Increase (decrease) due
	To change in
	Volume	Rate	Net
	(in thousands)
Interest income (FTE) on:
Loans and leases	$17,171	$15,841	$33,012
Taxable investment securities	(197)	897	700
Tax-exempt investment securities	1,566	(423)	1,143
Equity securities	(3)	(9)	(12)
Mortgage loans held for sale	2,337	(342)	1,995
Other interest-earning assets	467	49	516

Total interest-earning assets	$21,341	$16,013	$37,354

Interest expense on:
Demand deposits	$280	$2,026	$2,306
Savings deposits	534	4,134	4,668
Time deposits	3,882	4,980	8,862
Short-term borrowings	(314)	5,129	4,815
Long-term debt	3,411	(891)	2,520

Total interest-bearing liabilities	$7,793	$15,378	$23,171

Interest income increased $37.4 million, or 28.9%, mainly as a result of both the increased yield on interest earning assets and growth in average balances. Interest income increased $21.3 million as a result of the 14.2% increase in average balances. An additional $16.0 million increase was realized from the 67 basis point increase in rates.
Average loans increased $1.1 billion, or 15.0%. The following presents the growth in average loans by category:

	Three months ended
	September 30		Increase (decrease)
	2005	2004	$	%
		(dollars in thousands)
Commercial – industrial and financial	$2,046,919	$1,824,842	$222,077	12.2%
Commercial – agricultural	323,216	320,544	2,672	0.8
Real estate – commercial mortgage	2,725,748	2,276,774	448,974	19.7
Real estate – commercial construction	455,935	318,959	136,976	42.9
Real estate – residential mortgage	582,847	531,973	50,874	9.6
Real estate – residential construction	347,724	258,946	88,778	34.3
Real estate – home equity	1,172,208	1,027,252	144,956	14.1
Consumer	512,016	529,479	(17,463)	(3.3)
Leasing and other	67,918	70,442	(2,524)	(3.6)

Total	$8,234,531	$7,159,211	$1,075,320	15.0%

First Washington and SVB contributed $555.0 million to the increase in average loans, presented by type in the following table:

	Three months ended
	September 30
	2005	2004	Increase
	(in thousands)
Commercial – industrial and financial	$114,624	$—	$114,624
Commercial – agricultural	—	—	—
Real estate – commercial mortgage	272,401	—	272,401
Real estate – commercial construction	60,542	—	60,542
Real estate – residential mortgage	39,986	—	39,986
Real estate – residential construction	190	—	190
Real estate – home equity	61,463	—	61,463
Consumer	5,340	—	5,340
Leasing and other	441	—	441

Total	$554,987	$—	$554,987

The following table presents the growth in average loans, by type, excluding the average balances contributed by First Washington and SVB:

	Three months ended
	September 30		Increase (decrease)
	2005	2004	$	%
		(dollars in thousands)
Commercial – industrial and financial	$1,932,295	$1,824,842	$107,453	5.9%
Commercial – agricultural	323,216	320,544	2,672	0.8
Real estate – commercial mortgage	2,453,347	2,276,774	176,573	7.8
Real estate – commercial construction	395,393	318,959	76,434	24.0
Real estate – residential mortgage	542,861	531,973	10,888	2.0
Real estate – residential construction	347,534	258,946	88,588	34.2
Real estate – home equity	1,110,745	1,027,252	83,493	8.1
Consumer	506,676	529,479	(22,803)	(4.3)
Leasing and other	67,477	70,442	(2,965)	(4.2)

Total	$7,679,544	$7,159,211	$520,333	7.3%

Excluding the impact of First Washington and SVB, loan growth continued to be particularly strong in the commercial and commercial mortgage categories, which generated the most growth in terms of dollars. Commercial and residential construction increased the most on a percentage basis due to a focus on these lines of business by certain affiliate banks. Home equity loans showed strong growth due to promotional efforts and customers using home equity loans as a cost-effective refinance alternative. Consumer loans decreased, reflecting repayment of these loans with tax-advantaged residential mortgage or home equity loans.
The average yield on loans during the third quarter of 2005 was 6.60%, an 81 basis point, or 14.0%, increase over 2004. This increase reflects the impact of a significant portfolio of floating rate loans, which reprice to higher rates when interest rates rise.
Average investment securities increased $102.2 million, or 4.2%. Excluding the impact of First Washington and SVB, average investment securities showed a decrease of $254.1 million, or 10.4%. Maturities of investment securities exceeded purchases of new investments since the beginning of 2004, with the resulting net inflow of funds used to support loan growth. The average yield on investment securities increased 14 basis points, from 3.78% in 2004 to 3.92% in 2005.
Interest expense increased $23.2 million, or 67.3%, to $57.6 million in the third quarter of 2005, from $34.4 million in the third quarter of 2004. Interest expense increased $15.4 million as a result of the 78 basis point increase in the cost of total interest-bearing liabilities, with the remaining $7.8 million increase due to an increase in average balances. The cost of interest-bearing deposits increased 67 basis points, or 45.0%, from 1.49% in 2004 to 2.16% in 2005. This increase was due to rising rates in general as a result of the FRB’s rate increases over the past year and competitive pricing pressures.
The following table presents average deposits by category:

	Three months ended
	September 30		Increase
	2005	2004	$	%
	(dollars in thousands)
Noninterest-bearing demand	$1,651,785	$1,429,259	$222,526	15.6%
Interest-bearing demand	1,586,338	1,399,005	187,333	13.4
Savings/money market	2,162,030	1,868,650	293,380	15.7
Time deposits	3,303,242	2,764,597	538,645	19.5

Total	$8,703,395	$7,461,511	$1,241,884	16.6%

The First Washington and SVB acquisitions accounted for approximately $879.5 million of the increase in average balances. The following table presents the average balance impact of the acquisition, by type:

	Three months ended
	September 30
	2005	2004	Increase
	(in thousands)
Noninterest-bearing demand	$145,158	$—	$145,158
Interest-bearing demand	154,275	—	154,275
Savings/money market	208,712	—	208,712
Time deposits	371,333	—	371,333

Total	$879,478	$—	$879,478

The following table presents the growth in average deposits, by type, excluding the contribution of First Washington and SVB:

	Three months ended
	September 30		Increase
	2005	2004	$	%
	(dollars in thousands)
Noninterest-bearing demand	$1,506,627	$1,429,259	$77,368	5.4%
Interest-bearing demand	1,432,063	1,399,005	33,058	2.4
Savings/money market	1,953,318	1,868,650	84,670	4.5
Time deposits	2,931,909	2,764,597	167,310	6.1

Total	$7,823,917	$7,461,511	$362,406	4.9%

Deposit growth occurred in all categories. While in the past, customers were hesitant to invest in time deposits, there is currently more of an interest in these products as available rates have increased.

Average short-term borrowings decreased $99.3 million, or 7.7%, to $1.1 billion in the third quarter of 2005. The First Washington and SVB acquisitions added $61.7 million to short-term borrowings. Excluding those, average short-term borrowings decreased $154.9 million, or 12.8%. Average long-term debt increased $297.4 million, or 45.4%, to $952.4 million. The First Washington and SVB acquisitions added $27.5 million to long-term debt, with the remaining increase due to the Corporation’s issuance of $100.0 million of ten-year subordinated notes in March 2005 and an increase in Federal Home Loan Bank Advances, as the Corporation locked in longer-term rates in anticipation of increasing rates.
Provision and Allowance for Loan Losses
The following table summarizes loans outstanding (net of unearned income):

	September 30	December 31	September 30
	2005	2004	2004
	(in thousands)
Commercial — industrial and financial	$2,049,330	$1,946,962	$1,848,058
Commercial — agricultural	327,249	326,176	316,323
Real-estate — commercial mortgage	2,734,432	2,461,016	2,284,755
Real-estate — commercial construction	486,124	348,846	327,985
Real-estate — residential mortgage	593,233	543,072	528,421
Real-estate — residential construction	357,546	277,940	252,338
Real estate — home equity	1,183,596	1,108,249	1,053,333
Consumer	529,409	506,290	529,413
Leasing and other	64,764	65,996	72,536

Total	$8,325,683	$7,584,547	$7,213,162

The following table summarizes the activity in the Corporation’s allowance for loan losses:

	Three months ended
	September 30
	2005	2004
	(dollars in thousands)
Loans outstanding at end of period (net of unearned)	$8,325,683	$7,213,162

Daily average balance of loans and leases	$8,234,531	$7,159,211

Balance at beginning of period	$90,402	$86,539

Loans charged-off:
Commercial, financial and agricultural	863	832
Real estate – mortgage	49	166
Consumer	639	933
Leasing and other	74	125

Total loans charged-off	1,625	2,056

Recoveries of loans previously charged-off:
Commercial, financial and agricultural	711	548
Real estate – mortgage	242	181
Consumer	245	278
Leasing and other	38	12

Total recoveries	1,236	1,019

Net loans charged-off	389	1,037

Provision for loan losses	815	1,125

Allowance purchased	3,108	200

Balance at end of period	$93,936	$86,827

Net charge-offs to average loans (annualized)	0.02%	0.06%

Allowance for loan losses to loans outstanding	1.13%	1.20%

The following table summarizes the Corporation’s nonperforming assets:

	September 30	December 31	September 30
	2005	2004	2004
	(dollars in thousands)
Non accrual loans	$30,669	$22,574	$23,422
Loans 90 days past due and accruing	13,350	8,318	10,962
Other real estate owned (OREO)	4,042	2,209	1,325

Total nonperforming assets	$48,061	$33,101	$35,709

Nonaccrual loans/Total loans	0.37%	0.30%	0.32%
Nonperforming assets/Total assets	0.39%	0.30%	0.34%
Allowance/Nonperforming loans	213%	290%	253%

The provision for loan losses for the third quarter of 2005 totaled $815,000, a decrease of $310,000, or 27.6%, from the same period in 2004. Net charge-offs totaled $389,000, or 0.02% of average loans on an annualized basis, during the third quarter of 2005, compared to $1.0 million, or 0.06% in net charge-offs, for the third quarter of 2004. Nonperforming assets increased to $48.1 million, or 0.39% of total assets, at September 30, 2005, from $35.7 million, or 0.34% of total assets, at September 30, 2004. Despite this increase, nonperforming assets in absolute dollars and as a percentage of total assets continue to compare favorably to the Corporation’s historical levels and the industry as a whole.
Management believes that the allowance balance of $93.9 million at September 30, 2005 is sufficient to cover losses inherent in the loan portfolio on that date and is appropriate based on applicable accounting standards.
Other Income
The following table presents the components of other income:

	Three months ended
	September 30		Increase (decrease)
	2005	2004	$	%
	(in thousands)
Investment management and trust services	$8,730	$8,650	$80	0.9%
Service charges on deposit accounts	10,488	10,182	306	3.0
Other service charges and fees	5,808	5,367	441	8.2
Gain on sale of mortgage loans	7,624	5,694	1,930	33.9
Investment securities gains	905	3,336	(2,431)	(72.9)
Other	2,597	1,764	833	47.2

Total	$36,152	$34,993	$1,159	3.3%

Total other income for the quarter ended September 30, 2005 was $36.2 million, an increase of $1.2 million, or 3.3%, over the comparable period in 2004. Excluding investment securities gains, which decreased from $3.3 million in 2004 to $905,000 in 2005, other income increased $3.6 million, or 11.3%.
Service charges on deposit accounts increased $306,000, or 3.0%, with First Washington and SVB contributing $355,000 to the increase. Gains on sales of mortgage loans increased $1.9 million, or 33.9%, due to a significant increase in mortgage loan activity, particularly at the Corporation’s Virginia mortgage loan unit. The $833,000 increase in other income resulted from growth in various categories.
Investment securities gains decreased $2.4 million, or 72.9%. Investment securities gains for both the third quarter of 2005 and 2004 consisted almost entirely of net realized gains on the sale of equity securities.

Other Expenses
The following table presents the components of other expenses:

	Three months ended
	September 30		Increase
	2005	2004	$	%
	(dollars in thousands)
Salaries and employee benefits	$46,761	$45,812	$949	2.1%
Net occupancy expense	7,459	6,159	1,300	21.1
Equipment expense	3,203	2,705	498	18.4
Data processing	3,100	2,915	185	6.3
Advertising	1,995	1,631	364	22.3
Intangible amortization	1,510	1,233	277	22.5
Other	17,509	13,581	3,928	28.9

Total	$81,537	$74,036	$7,501	10.1%

Total other expenses increased $7.5 million, or 10.1%, in 2005, including $6.8 million due to First Washington and Somerset Valley, detailed as follows:

	Three months ended
	September 30
	2005	2004	Increase
	(in thousands)
Salaries and employee benefits	$2,975	$—	$2,975
Net occupancy expense	822	—	822
Equipment expense	277	—	277
Data processing	360	—	360
Advertising	122	—	122
Intangible amortization	547	—	547
Other	1,695	—	1,695

Total	$6,798	$—	$6,798

The following table presents the components of other expenses, excluding the amounts contributed by First Washington and Somerset Valley, for the quarter ended September 30, 2005:

	Three months ended
	September 30		Increase (decrease)
	2005	2004	$	%
		(dollars in thousands)
Salaries and employee benefits	$43,786	$45,812	$(2,026)	(4.4)%
Net occupancy expense	6,637	6,159	478	7.8
Equipment expense	2,926	2,705	221	8.2
Data processing	2,740	2,915	(175)	(6.0)
Advertising	1,873	1,631	242	14.8
Intangible amortization	963	1,233	(270)	(21.9)
Other	15,814	13,581	2,233	16.4

Total	$74,739	$74,036	$703	0.9%

The discussion that follows addresses changes in other expenses, excluding FWSB and Somerset Valley.
Salaries and employee benefits decreased $2.0 million, or 4.4%, in comparison to the third quarter of 2004. The salary expense component decreased $2.2 million, or 5.8%, mainly due to the adoption of Statement SFAS 123R, which resulted in a $3.3 million, or 88.1%, decrease in stock-based compensation expense in the third quarter of 2005. See Note E in the Notes to Consolidated Financial Statements for additional information on SFAS 123R. Excluding stock-based compensation expense, salary expense increased $1.1 million, or 3.2%, driven by salary increases for existing employees and an increase in average full-time equivalent employees from 3,315 in the third quarter of 2004 to 3,395 in the third quarter of 2005. Employee benefits increased $149,000, or 1.8%, in comparison to the third quarter of 2004.
Net occupancy expense increased $478,000, or 7.8%, to $6.6 million in 2005. The increase resulted from the expansion of the branch network and the addition of new office space for existing affiliates. Equipment expense increased $221,000, or 8.2%, also due to the branch network and office expansions.
Data processing expense, which consists mainly of fees paid for outsourced back-office services, decreased $175,000, or 6.0%, due to favorable renegotiations of certain contracts for data processing services. Advertising expense increased $242,000, or 14.8%, due to promotional campaigns, particularly in retail lines of business. Intangible amortization decreased $270,000, or 21.9%, in the third quarter of 2005. Intangible amortization consists of the amortization of unidentifiable intangible assets related to branch and loan acquisitions, core deposit intangible assets, and other identified intangible assets. Since many of these intangibles are amortized using accelerated methods, amortization expense of existing intangibles decreases over time. Other expense increased $2.2 million, or 16.4%, due to an increase in miscellaneous expenses associated with loan growth and also in the timing of certain other expenses.
Income Taxes
Income tax expense for the third quarter of 2005 was $18.2 million, a $1.8 million, or 11.3%, increase from $16.3 million in 2004. The Corporation’s effective tax rate for the third quarter of 2005 was approximately 30.1%, as compared to 31.2% in the third quarter of 2004. The effective rate is lower than the Federal statutory rate of 35% due mainly to investments in tax-free municipal securities and federal tax credits from investments in low and moderate income housing partnerships.
Nine Months Ended September 30, 2005 versus Nine Months Ended September 30, 2004
Results for the first nine months of 2005 when compared to the results of 2004 were impacted by the acquisitions of Resource in April 2004, First Washington in December 2004 and SVB in July 2005. In the following discussion these are collectively referred to as the “Acquisitions”.
Net Interest Income
Net interest income increased $40.5 million, or 15.3%, to $304.7 million in 2005 from $264.2 million in 2004. This increase was due to both an improving net interest margin and average balance growth, with total earning assets increasing 11.6%, primarily due to the Acquisitions. The average yield on earning assets increased 61 basis points (an 11.8% increase) over 2004 while the cost of interest-bearing liabilities increased 59 basis points (a 34.7% increase). This resulted in an 13 basis point increase in net interest margin compared to the same period in 2004. The Corporation continues to manage its asset/liability position and interest rate risk through the methods discussed in the “Market Risk” section of Management’s Discussion.
The following table provides a comparative average balance sheet and net interest income analysis for the first nine months of 2005 as compared to the same period in 2004. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Nine months ended September 30, 2005			Nine months ended September 30, 2004
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
ASSETS
Interest-earning assets:
Loans and leases	$7,902,614	$378,377	6.40%	$6,766,049	$290,904	5.75%
Taxable investment securities	1,988,425	55,466	3.71	2,245,667	59,635	3.55
Tax-exempt investment securities	354,734	13,243	4.98	270,637	11,248	5.54
Equity securities	130,602	3,927	4.02	135,791	3,718	3.65

Total investment securities	2,473,761	72,636	3.91	2,652,095	74,601	3.73
Mortgage loans held for sale	188,337	8,705	6.16	83,749	4,400	7.02
Other interest-earning assets	46,432	1,066	3.05	5,525	55	1.33

Total interest-earning assets	10,611,144	460,784	5.80%	9,507,418	369,960	5.19%
Noninterest-earning assets:
Cash and due from banks	345,480			319,905
Premises and equipment	155,253			127,660
Other assets	588,265			407,099
Less: Allowance for loan losses	(92,089)			(84,237)

Total Assets	$11,608,053			$10,277,845

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$1,522,366	$10,448	0.92%	$1,343,681	$4,852	0.48%
Savings deposits	2,021,169	17,964	1.19	1,828,788	8,115	0.59
Time deposits	3,107,603	68,980	2.97	2,679,615	52,372	2.61

Total interest-bearing deposits	6,651,138	97,392	1.96	5,852,084	65,339	1.49
Short-term borrowings	1,178,061	23,393	2.63	1,278,517	10,302	1.08
Long-term debt	826,150	28,080	4.52	627,384	23,092	4.92

Total interest-bearing liabilities	8,655,349	148,865	2.29%	7,757,985	98,733	1.70%
Noninterest-bearing liabilities:
Demand deposits	1,576,695			1,358,118
Other	133,591			109,078

Total Liabilities	10,365,635			9,225,181
Shareholders’ equity	1,242,418			1,052,664

Total Liabilities and Shareholders’ Equity	$11,608,053			$10,277,845

Net interest income/ net interest margin (FTE)		311,919	3.93%		271,227	3.80%

Tax equivalent adjustment		(7,250)			(7,053)

Net interest income		$304,669			$264,174

(1)	Presented on a fully taxable equivalent (FTE) basis using a 35% Federal tax rate.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	2005 vs. 2004
	Increase (decrease) due
	To change in
	Volume	Rate	Net
	(in thousands)
Interest income (FTE) on:
Loans and leases	$52,348	$35,125	$87,473
Taxable investment securities	(6,875)	2,706	(4,169)
Tax-exempt investment securities	3,217	(1,222)	1,995
Equity securities	(150)	359	209
Mortgage loans held for sale	4,901	(596)	4,305
Other interest-earning assets	861	150	1,011

Total interest-earning assets	$54,302	$36,522	$90,824

Interest expense on:
Demand deposits	$719	$4,877	$5,596
Savings deposits	933	8,916	9,849
Time deposits	8,947	7,661	16,608
Short-term borrowings	(861)	13,952	13,091
Long-term debt	6,925	(1,937)	4,988

Total interest-bearing liabilities	$16,663	$33,469	$50,132

Interest income increased $90.8 million, or 24.5%, due to a combination of increases in average interest-earning assets, which contributed $54.3 million to the increase, and increases in average yields, which resulted in a $36.5 million increase.
Average interest-earning assets increased $1.1 billion, or 11.6%, mainly as a result of the Acquisitions. Internal growth in average loans was offset by a decrease in average investments. However, this change in the mix of earning assets contributed to the 61 basis point increase in average yields.
The Corporation’s average loans increased $1.1 billion, or 16.8%, as shown by type in the following table:

	Nine months ended
	September 30		Increase (decrease)
	2005	2004	$	%
		(dollars in thousands)
Commercial — industrial and financial	$2,007,729	$1,736,307	$271,422	15.6%
Commercial — agricultural	323,244	333,724	(10,480)	(3.1)
Real estate — commercial mortgage	2,568,766	2,169,353	399,413	18.4
Real estate — commercial construction	402,675	295,119	107,556	36.4
Real estate — residential mortgage	560,658	497,850	62,808	12.6
Real estate — residential construction	334,288	181,438	152,850	84.2
Real estate — home equity	1,135,697	961,935	173,762	18.1
Consumer	504,879	519,919	(15,040)	(2.9)
Leasing and other	64,678	70,404	(5,726)	(8.1)

Total	$7,902,614	$6,766,049	$1,136,565	16.8%

The Acquisitions contributed approximately $704.5 million to the increase in average balances. The following table presents the average balance impact of the Acquisitions, by type:

	Nine months ended
	September 30
	2005	2004	Increase
	( in thousands)
Commercial — industrial and financial	$200,203	$73,481	$126,722
Commercial — agricultural	1,484	353	1,131
Real estate — commercial mortgage	353,910	114,517	239,393
Real estate — commercial construction	124,275	50,079	74,196
Real estate — residential mortgage	99,108	46,433	52,675
Real estate — residential construction	280,559	134,454	146,105
Real estate — home equity	62,071	7,693	54,378
Consumer	6,672	1,671	5,001
Leasing and other	7,375	2,433	4,942

Total	$1,135,657	$431,114	$704,543

The following table presents the growth in average loans, by type, excluding the average balances contributed by the Acquisitions:

	Nine months ended
	September 30		Increase (decrease)
	2005	2004	$	%
		(dollars in thousands)
Commercial — industrial and financial	$1,807,526	$1,662,826	$144,700	8.7%
Commercial — agricultural	321,760	333,371	(11,611)	(3.5)
Real estate — commercial mortgage	2,214,856	2,054,836	160,020	7.8
Real estate — commercial construction	278,400	245,040	33,360	13.6
Real estate — residential mortgage	461,550	451,417	10,133	2.2
Real estate — residential construction	53,729	46,984	6,745	14.4
Real estate — home equity	1,073,626	954,242	119,384	12.5
Consumer	498,207	518,248	(20,041)	(3.9)
Leasing and other	57,303	67,971	(10,668)	(15.7)

Total	$6,766,957	$6,334,935	$432,022	6.8%

Excluding the impact of the Acquisitions, average loan growth continued to be particularly strong in the commercial and commercial mortgage categories, which together increased $304.7 million, or 8.2%. Commercial agricultural loans decreased $11.6 million, or 3.5%, due to agricultural customers using excess funds to pay down loans, instead of expanding their facilities. Home equity loans increased $119.4 million, or 12.5%, due to promotional efforts and customers using home equity loans as a cost-effective refinance alternative. Consumer and leasing loans decreased slightly, reflecting repayment of these loans with tax-advantaged residential mortgage or home equity loans.
The average yield on loans during the first nine months of 2005 was 6.4%, a 65 basis point, or 11.3%, increase over 2004. This reflects the impact of a significant portfolio of floating rate loans, which reprice to higher rates when interest rates rise, as they have over the past year.
Average investment securities decreased $178.3 million, or 6.7%. Excluding the impact of the Acquisitions, this decrease was $495.2 million, or 19.2%. Since the beginning of 2004, maturities of investment securities exceeded purchases as funds were used to support loan growth. The average yield on investment securities increased 18 basis points from 3.73% in 2004 to 3.91% in 2005.

Interest expense increased $50.1 million, or 50.8%, to $148.9 million in the first nine months of 2005 from $98.7 million in the first nine months of 2004. Interest expense increased $33.5 million as a result of the 59 basis point increase in the cost of total interest-bearing liabilities, with the remaining increase of $16.7 million due to an increase in average balances. The cost of interest-bearing deposits increased 47 basis points, or 31.5%, from 1.49% in 2004 to 1.96% in 2005. This increase was due to rising rates in general as a result of the FRB’s rate increases over the past year and competitive pricing pressures.
The following table presents the growth in average deposits by category:

	Nine months ended
	September 30		Increase
	2005	2004	$	%
	(dollars in thousands)
Noninterest-bearing demand	$1,576,695	$1,358,118	$218,577	16.1%
Interest-bearing demand	1,522,366	1,343,681	178,685	13.3
Savings/money market	2,021,169	1,828,788	192,381	10.5
Time deposits	3,107,603	2,679,615	427,988	16.0

Total	$8,227,833	$7,210,202	$1,017,631	14.1%

The Acquisitions accounted for approximately $908.5 million of the increase in average balances. The following table presents the average balance impact of the Acquisitions, by type:

	Nine months ended
	September 30
	2005	2004	Increase
	(in thousands)
Noninterest-bearing demand	$142,255	$26,101	$116,154
Interest-bearing demand	132,139	39,875	92,264
Savings/money market	241,717	30,178	211,539
Time deposits	769,533	281,017	488,516

Total	$1,285,644	$377,171	$908,473

The following table presents the growth in average deposits, by type, excluding the contribution of the Acquisitions:

	Nine months ended
	September 30		Increase (decrease)
	2005	2004	$	%
	(dollars in thousands)
Noninterest-bearing demand	$1,434,440	$1,332,017	$102,423	7.7%
Interest-bearing demand	1,390,227	1,303,806	86,421	6.6
Savings/money market	1,779,452	1,798,610	(19,158)	(1.1)
Time deposits	2,338,070	2,398,598	(60,528)	(2.5)

Total	$6,942,189	$6,833,031	$109,158	1.6%

Average short-term borrowings decreased $100.5 million, or 7.9%, to $1.2 billion for the first nine months of 2005. The Acquisitions added $120.5 million to the change in short-term borrowings. Excluding those, average short-term borrowings decreased $221.0 million, or 19.0%. Average long-term debt increased $198.8 million, or 31.7%, to $826.2 million. The Acquisitions added $66.5 million to the increase in long-term debt, with the remaining increase due to the Corporation’s issuance of $100.0 million of ten-year subordinated notes in March 2005 and an increase in Federal Home Loan Bank Advances as the Corporation locked in longer-term rates in anticipation of increasing rates.
Provision and Allowance for Loan Losses
The following table summarizes the activity in the Corporation’s allowance for loan losses:

	Nine months ended
	September 30
	2005	2004
	(dollars in thousands)
Loans outstanding at end of period (net of unearned)	$8,325,683	$7,213,162

Daily average balance of loans and leases	$7,902,614	$6,766,049

Balance at beginning of period	$89,627	$77,700

Loans charged-off:
Commercial, financial and agricultural	2,414	2,321
Real estate – mortgage	290	1,134
Consumer	2,241	2,528
Leasing and other	159	306

Total loans charged-off	5,104	6,289

Recoveries of loans previously charged-off:
Commercial, financial and agricultural	1,887	1,640
Real estate – mortgage	1,159	741
Consumer	853	1,189
Leasing and other	66	69

Total recoveries	3,965	3,639

Net loans charged-off	1,139	2,650

Provision for loan losses	2,340	3,665

Allowance purchased	3,108	8,112

Balance at end of period	$93,936	$86,827

Net charge-offs to average loans (annualized)	0.02%	0.05%

Allowance for loan losses to loans outstanding	1.13%	1.20%

The provision for loan losses for the first nine months of 2005 totaled $2.3 million, a decrease of $1.3 million, or 36.2%, from the same period in 2004. Net charge-offs totaled $1.1 million, or 0.02% of average loans on an annualized basis, during the first nine months of 2005, a $1.5 million improvement over the $2.7 million, or 0.05%, in net charge-offs for the first nine months of 2004. Nonperforming assets increased to $48.1 million, or 0.39% of total assets, at September 30, 2005, from $35.7 million, or 0.34% of total assets, at September 30, 2004.
Management believes that the allowance balance of $93.9 million at September 30, 2005 is sufficient to cover losses inherent in the loan portfolio on that date and is appropriate based on applicable accounting standards.

Other Income
The following table presents the components of other income:

	Nine months ended
	September 30		Increase (decrease)
	2005	2004	$	%
	(dollars in thousands)
Investment management and trust services	$26,715	$25,932	$783	3.0%
Service charges on deposit accounts	29,780	29,616	164	0.6
Other service charges and fees	18,506	15,363	3,143	20.5
Gain on sale of mortgage loans	19,963	13,458	6,505	48.3
Investment securities gains	5,638	14,513	(8,875)	(61.2)
Gains on sale of deposits	2,200	—	2,200	100.0
Other	7,518	4,811	2,707	56.3

Total	$110,320	$103,693	$6,627	6.4%

Total other income for the nine months ended September 30, 2005 was $110.3 million, an increase of $6.6 million, or 6.4%, over the comparable period in 2004. Excluding investment securities gains, which decreased from $14.5 million in 2004 to $5.6 million in 2005, other income increased $15.5 million, or 17.4%. The Acquisitions contributed $9.4 million to this increase.
Gains on sale of mortgage loans increased $6.5 million with the Acquisitions, mainly Resource Bank, contributing $5.7 million to the increase. Service charges on deposit accounts increased $164,000, or 0.6%, (excluding the Acquisitions, service charges on deposit accounts decreased $724,000). The decrease was mainly due to increases in existing customers’ balances resulting in lower service charges for those accounts. Other service charges and fees increased $3.1 million, or 20.5%, due mainly to a one-time increase in credit card merchant fee income and letter of credit fees.
During the first nine months of 2005, the Corporation sold three branches and related deposits in two separate transactions. The sales resulted in $2.2 million of gains primarily from the premiums paid on the deposits, which totaled $36.7 million. Other income increased $2.7 million, or 56.2%, with the Acquisitions accounting for approximately $980,000 of the increase. Approximately $560, 000 of the remaining increase resulted from gains on student loan forward sale commitments.
Investment securities gains decreased $8.9 million, or 61.2%. These gains during the first nine months of 2005 consisted of net realized gains of $4.8 million on the sale of equity securities and $845,000 on the sale of debt securities. Investment securities gains during the first nine months of 2004 consisted of net realized gains of $11.4 million on the sale of equity securities and $3.1 million on the sale of debt securities. See the “Market Risk” section of Management’s Discussion for information on the risks associated with the Corporation’s portfolio of equity securities.

Other Expenses
The following table presents the components of other expenses:

	Nine months ended
	September 30		Increase
	2005	2004	$	%
		(dollars in thousands)
Salaries and employee benefits	$136,294	$124,536	$11,758	9.4%
Net occupancy expense	21,506	17,536	3,970	22.6
Equipment expense	9,161	8,095	1,066	13.2
Data processing	9,590	8,602	988	11.5
Advertising	6,244	5,073	1,171	23.1
Intangible amortization	3,857	3,580	277	7.7
Other	46,902	39,555	7,347	18.6

Total	$233,554	$206,977	$26,577	12.8%

Total other expenses increased $26.6 million, or 12.8%, in 2005, including $24.4 million due to the Acquisitions, as follows:

	Nine months ended
	September 30
	2005	2004	Increase
	(in thousands)
Salaries and employee benefits	$20,576	$9,252	$11,324
Net occupancy expense	3,832	1,309	2,523
Equipment expense	1,852	746	1,106
Data processing	1,598	473	1,125
Advertising	993	402	591
Intangible amortization	1,173	254	919
Other	10,363	3,530	6,833

Total	$40,387	$15,966	$24,421

The following table presents the components of other expenses, excluding the amounts contributed by the Acquisitions:

	Nine months ended
	September 30		Increase (decrease)
	2005	2004	$	%
		(dollars in thousands)
Salaries and employee benefits	$115,718	$115,284	$434	0.4%
Net occupancy expense	17,674	16,227	1,447	8.9
Equipment expense	7,309	7,349	(40)	(0.5)
Data processing	7,992	8,129	(137)	(1.7)
Advertising	5,251	4,671	580	12.4
Intangible amortization	2,684	3,326	(642)	(19.3)
Other	36,539	36,025	514	1.4

Total	$193,167	$191,011	$2,156	1.1%

The discussion that follows addresses changes in other expenses, excluding the Acquisitions.
Salaries and employee benefits increased $434,000, or 0.4%, in comparison to the first nine months of 2004. The salary expense component decreased $738,000, or 0.7%, mainly due to the adoption of Statement 123R, which resulted in a $3.3 million, or 83.9% decrease in stock-based compensation expense in comparison to the first nine months of 2004. See Note E in the Notes to Consolidated Financial Statements for additional information on the SFAS 123R restatement. Excluding stock-based compensation expense, salary expense increased $2.5 million, or 2.5%, driven by salary increases for existing employees and an increase in average full-time equivalent employees from 3,175 in 2004 to 3,200 in 2005. Employee benefits increased $1.2 million, or 5.1%, in comparison to the first nine months of 2004 driven mainly by increases in pension and healthcare costs.

Net occupancy expense increased $1.4 million, or 8.9%, to $17.7 million in 2005. The increase resulted from the expansion of the branch network and the addition of new office space for existing affiliates. Equipment expense decreased $40,000, or 0.5%, due to lower depreciation expense as certain equipment became fully depreciated, offset partially by increases due to the branch network and office expansions.
Data processing expense, which consists mainly of fees paid for outsourced back-office services, decreased $137,000, or 1.7%, due to the renegotiation of the Corporation’s automated teller machine service provider, beginning in July 2005. Advertising expense increased $580,000, or 12.4%, due to the timing of promotional campaigns. Intangible amortization decreased $642,000, or 19.3%, in the first nine months of 2005. Intangible amortization consists of the amortization of unidentifiable intangible assets related to branch and loan acquisitions, core deposit intangible assets, and other identified intangible assets. Since many of these intangibles are amortized using accelerated methods, amortization expense of existing intangibles decreases over time. Other expense decreased $514,000, or 1.4%, mainly as a result of several non-recurring items, including a reduction of the reserve for legal contingencies.
Income Taxes
Income tax expense for the first nine months of 2005 was $53.9 million, a $6.3 million, or 13.2%, increase from $47.6 million in 2004. The Corporation’s effective tax rate was approximately 30.1% in 2005 as compared to 30.3 % in 2004. The effective rate is lower than the Federal statutory rate of 35% due mainly to investments in tax-free municipal securities and federal tax credits from investments in low and moderate income housing partnerships.
FINANCIAL CONDITION
The changes in the Corporation’s consolidated ending balance sheet from December 31, 2004 to September 30, 2005 were partially due to the acquisition of SVB in July 2005. The table in Note G in the Notes to Consolidated Financial Statements summarizes the balances of SVB that were added to the Corporation on the acquisition date.
Total assets of the Corporation increased $1.1 billion, or 10.3%, to $12.3 billion at September 30, 2005, compared to $11.2 billion at December 31, 2004. The acquisition of SVB added $590.8 million to total assets. Increases, excluding SVB, occurred in loans ($436.4 million, or 5.8%), loans held for sale ($75.1 million, or 47.3%) and cash balances ($104.9 million, or 37.7%), while investment securities decreased ($85.2 million, or 3.5%) and other earnings assets decreased $4.5 million.
The discussion that follows addresses changes in the consolidated ending balance sheet excluding the impact of SVB.
Commercial loans and mortgages grew $269.2 million, or 5.3%, during the nine-month period, while residential mortgages increased $105.4 million, or 12.9%, mainly in construction loans. The increase in loans held for sale resulted from the continued expansion of the Corporation’s mortgage banking business. The $104.9 million increase in cash and due from banks was due to the nature of these accounts as daily balances can fluctuate in the normal course of business.
Deposits increased $381.2 million, or 4.8%, from December 31, 2004 to $8.3 billion at September 30, 2005. Noninterest-bearing deposits increased $105.2 million, or 7.0%, while interest-bearing demand deposits decreased $30.2 million, or 2.0%, and savings deposits increased $63.8 million, or 3.3%. Time deposits increased $242.4 million, or 8.2%, as rates have become more attractive to consumers.

Short-term borrowings, which consist mainly of Federal funds purchased and customer cash management accounts, decreased $29.2 million, or 2.4%, during the first nine months of 2005. The decrease in short-term borrowings was mainly due to a decrease in Federal funds purchased as funds from other sources including deposits and investment maturities, were sufficient to fund increases in loans.
Long-term debt increased $189.1 million, or 27.6%, partially due to $100.0 million of subordinated debt issued in March 2005. See the “Liquidity” section of Management’s Discussion for a summary of the terms of this debt. The remaining increase was mainly due to an increase in Federal Home Loan Bank Advances as the Corporation locked in longer-term rates in anticipation of increasing rates.
Capital Resources
Total shareholders’ equity increased $31.1 million, or 2.5%, during the first nine months of 2005. Increases due to net income of $125.2 million, $10.4 million in stock issuances, and $66.6 million from stock issued for the SVB acquisition were offset by $85.2 million in stock repurchases, $65.6 million in cash dividends to shareholders, $17.7 million in unrealized losses on securities, predominantly mortgage-backed securities and $3.1 million in unrealized losses on derivative financial instruments.
The Corporation periodically implements stock repurchase plans for various corporate purposes. In addition to evaluating the financial benefits of implementing repurchase plans, management also considers liquidity needs, the current market price per share and regulatory limitations. In December 2004, the Board of Directors approved an extension of an existing repurchase plan from December 31, 2004 to June 30, 2005 and increased the total number of shares that could be repurchased to 5.0 million. During the second quarter of 2005, the Corporation repurchased 4.3 million shares under an “accelerated share repurchase” plan (ASR), bringing the total shares purchased during the first nine months of 2005 to 5.0 million and completing the board-approved repurchase plan.
The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined in the regulations), and Tier I capital to average assets (as defined in the regulations). As of September 30, 2005, the Corporation and each of its bank subsidiaries met the minimum requirements. In addition, as of September 30, 2005 the Corporation and each of its bank subsidiaries’ capital ratios exceeded the amounts required to be considered “well-capitalized” as defined in the regulations. The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements as of September 30:

			Regulatory Minimum
	September 30	December 31	Capital	Well
	2005	2004	Adequacy	Capitalized
Total Capital (to Risk Weighted Assets)	12.1%	11.7%	8.0%	10.0%
Tier I Capital to (Risk Weighted Assets)	9.9%	10.6%	4.0%	6.0%
Tier I Capital (to Average Assets)	7.6%	8.7%	3.0%	5.0%
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
The Corporation’s sources and uses of cash were discussed in general terms in the net interest income section of Management’s Discussion. The Consolidated Statements of Cash Flows provide additional information. The Corporation generated $77.6 million in cash from operating activities during the first nine months of 2005. Operating cash flows were lower than net income of $125.2 million, mainly due to cash outflows to fund loans originated for sale that had not yet been sold as of September 30, 2005. Investing activities resulted in a net cash outflow of $422.1 million, as purchases of investment securities and loan originations exceeded sales and maturities of investment securities. Finally, financing activities resulted in a net inflow of $469.5 million due to increases in both deposits and borrowings, offset by dividends paid to shareholders and repurchases of treasury stock.
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
The Parent Company has a revolving line of credit agreement with an unaffiliated bank. Under the terms of the agreement, the Parent Company can borrow up to $50.0 million (which may be increased to $100.0 million upon request), with interest calculated at the one-month London Interbank Offering Rate (LIBOR) plus 0.625%. The credit agreement requires the Corporation to maintain certain financial ratios related to capital strength and earnings. At September 30, 2005, the Corporation had borrowed $7.5 million on the line and was in compliance with all covenants under the credit agreement.
In March 2005, the Parent Company issued $100 million of ten year subordinated notes at a fixed rate of 5.35%. Interest is paid semi-annually, beginning in October 2005 and the notes mature on April 1, 2015. In addition to providing funds to the Parent Company, subordinated debt is also a component of total regulatory capital.
The Parent Company intends to issue up to $150 million of trust preferred securities in the fourth quarter of 2005. This offering will provide funds for general corporate purposes, including acquisitions and stock repurchases, and will also supplement Tier I Capital.
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
Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s equity investments consist primarily of common stocks of publicly traded financial institutions (cost basis of approximately $75.6 million and fair value of $74.2 million at September 30, 2005). The Corporation’s financial institutions stock portfolio had gross unrealized gains of approximately $2.1 million at September 30, 2005.
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
The Corporation has evaluated, based on existing accounting guidance, whether any unrealized losses on individual equity investments constituted “other-than-temporary” impairment, which would require a write-down through a charge to earnings. Based on the results of such evaluations, the Corporation recorded write-downs of $65,000 in 2005, $137,000 in 2004 and $3.3 million in 2003 for specific equity securities, which were deemed to exhibit other-than-temporary impairment in value. Through September 30, 2005, gains of approximately $2.5 million had been realized on the sale of investments previously written down. Additional impairment charges may be necessary depending upon the performance of the equity markets in general and the performance of the individual investments held by the Corporation.
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

	Expected Maturity Period							Estimated
	2005	2006	2007	2008	2009	Beyond	Total	Fair Value
Fixed rate loans (1)	$771,046	$534,530	$424,058	$309,488	$188,341	$408,200	2,635,663	$2,581,586
Average rate (2)	6.18%	6.08%	6.00%	6.14%	6.27%	5.93%	6.10%
Floating rate loans (8)	1,568,651	717,044	560,656	467,440	392,536	1,971,781	5,678,108	5,651,748
Average rate	6.96%	6.78%	6.74%	6.79%	6.41%	6.37%	6.66%

Fixed rate investments (3)	570,094	352,530	389,677	267,683	510,438	231,732	2,322,154	2,281,431
Average rate	3.57%	3.68%	3.64%	3.64%	3.68%	4.99%	3.76%
Floating rate investments (3)	—	152	726	2,418	120	62,239	65,655	65,732
Average rate	—	3.91%	4.22%	3.96%	3.80%	3.92%	3.92%

Other interest-earning assets	329,449	—	—	—	—	—	329,449	329,449
Average rate	5.59%	—	—	—	—	—	5.59%

Total	$3,239,240	$1,604,256	$1,375,117	$1,047,029	$1,091,435	$2,673,952	$11,031,029	$10,909,946
Average rate	6.04%	5.87%	5.63%	5.78%	5.11%	6.13%	5.87%

Fixed rate deposits (4)	$1,739,806	$805,195	$231,188	$89,840	$114,142	$283,147	3,263,318	$3,254,357
Average rate	2.99%	3.83%	3.59%	3.78%	4.44%	4.23%	3.42%
Floating rate deposits (5)	2,356,542	208,283	203,938	203,938	203,938	2,375,023	5,551,662	5,551,542
Average rate	1.87%	.39%	.35%	.35%	.35%	.27%	.96%

Fixed rate borrowings (6)	683,922	69,435	230,225	91,314	119,336	129,897	1,324,129	1,338,331
Average rate	2.73%	3.54%	5.03%	4.42%	5.59%	5.14%	3.78%
Floating rate borrowings (7)	736,376	—	—	—	—	—	736,376	736,376
Average rate	3.87%	—	—	—	—	—	3.87%

Total	$5,516,646	$1,082,913	$665,351	$385,092	$437,416	$2,788,067	$10,875,485	$10,880,606
Average rate	2.60%	3.15%	3.09%	2.11%	2.84%	.90%	2.24%

Assumptions:

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments.

(2)	Average rates are shown on a fully taxable equivalent basis using an effective tax rate of 35%.

(3)	Amounts are based on contractual maturities; adjusted for expected prepayments on mortgage-backed securities and expected calls on agency and municipal securities.

(4)	Amounts are based on contractual maturities of time deposits.

(5)	Money market, Super NOW, NOW and savings accounts are placed based on history of deposit flows.

(6)	Amounts are based on contractual maturities of Federal Home Loan Bank advances, adjusted for possible calls.

(7)	Amounts are Federal Funds purchased and securities sold under agreements to repurchase, which mature in less than 90 days.

(8)	Floating rate loans include adjustable rate commercial mortgages.

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
Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into predetermined repricing periods. The assets and liabilities in each of these periods are summed and compared for mismatches within that maturity segment. Core deposits having noncontractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans held and for mortgage-backed securities includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative 6-month gap to plus or minus 15% of total earning assets. The cumulative 6-month gap as of September 30, 2005 was minus 2.2%. The ratio of rate sensitive assets to rate sensitive liabilities for the nine-month period ended September 30, 2005 was 0.95.
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

Annual change
in net interest
Rate Shock	income	% Change
+300 bp	+ $22.9 million	+ 5.6%
+200 bp	+ 15.6 million	+ 3.8%
+100 bp	+ 8.2 million	+ 2.0%
-100 bp	- 12.4 million	- 3.0%
-200 bp	- 24.4 million	- 6.0%

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

Change in
economic value
Rate Shock	of equity	% Change
+300 bp	+ $55.4 million	+ 3.5%
+200 bp	+ 39.9 million	+ 2.5%
+100 bp	+ 22.3 million	+ 1.4%
- 100 bp	- 43.9 million	- 2.7%
- 200 bp	- 128.7 million	- 8.0%

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

FULTON FINANCIAL CORPORATION

Date: November 8, 2005	/s/	Rufus A. Fulton, Jr.

Rufus A. Fulton, Jr.
Chairman and Chief Executive Officer

Date: November 8, 2005	/s/	Charles J. Nugent

Charles J. Nugent
Senior Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX
Exhibits Required Pursuant
to Item 601 of Regulation S-K
3.1	Articles of incorporation, as amended and restated, of the Fulton Financial Corporation as amended — Incorporated by reference to Exhibit 3.1 of the S-4 Registration Statement filed on October 7, 2005.

3.2	Bylaws of Fulton Financial Corporation as amended — Incorporated by reference to Exhibit 3.2 of the S-4 Registration Statement filed on April 13, 2005.

4.1	Rights Agreement dated June 20, 1989, as amended and restated on April 27, 1999 between Fulton Financial Corporation and Fulton Bank — Incorporated by reference to Exhibit 1 of the Fulton Financial Corporation Current Report on Form 8-K dated April 27, 1999.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.