Form 10-K
period 2005-12-31
FULTON FINANCIAL CORP
filed 2006-03-16
CIK 700564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock, $2.50 Par Value
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
     Large accelerated filed ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based on the average bid and asked prices on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.6 billion. The number of shares of the registrant’s Common Stock outstanding on February 28, 2005 was 165,675,000.
Portions of the Definitive Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 2, 2006 are incorporated by reference in Part III.

PART I
Item 1. Business
General
Fulton Financial Corporation (the Corporation) was incorporated under the laws of Pennsylvania on February 8, 1982 and became a bank holding company through the acquisition of all of the outstanding stock of Fulton Bank on June 30, 1982. In 2000, the Corporation became a financial holding company as defined in the Gramm-Leach-Bailey Act (GLB Act), which allowed the Corporation to expand its financial services activities under its holding company structure (See “Competition” and “Regulation and Supervision”). The Corporation directly owns 100% of the common stock of fourteen community banks, two financial services companies and twelve non-bank entities.
The common stock of Fulton Financial Corporation is listed for quotation on the National Market System of the National Association of Securities Dealers Automated Quotation System under the symbol FULT. The Corporation’s Internet address is www.fult.com. Electronic copies of the Corporation’s 2005 Annual Report on Form 10-K are available free of charge by visiting the “Investor Information” section of www.fult.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this Internet address. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC).
Bank and Financial Services Subsidiaries
The Corporation’s fourteen subsidiary banks are located primarily in suburban or semi-rural geographical markets throughout a five state region (Pennsylvania, Maryland, New Jersey, Delaware and Virginia). Pursuant to its “super-community” banking strategy, the Corporation operates the banks autonomously to maximize the advantage of community banking and service to its customers. Where appropriate, operations are centralized through common platforms and back-office functions; however, decision-making generally remains with the local bank management.
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

The following table provides certain information for the Corporation’s banking and financial services subsidiaries as of December 31, 2005.

	Main Office	Total	Total
Subsidiary	Location	Assets	Deposits	Branches (1)
		(in millions)
Fulton Bank	Lancaster, PA	$4,150	$2,821	73
Lebanon Valley Farmers Bank	Lebanon, PA	751	598	13
Swineford National Bank	Hummels Wharf, PA	262	199	7
Lafayette Ambassador Bank	Easton, PA	1,249	979	23
FNB Bank, N.A.	Danville, PA	289	207	8
Hagerstown Trust	Hagerstown, MD	482	389	12
Delaware National Bank	Georgetown, DE	385	256	12
The Bank	Woodbury, NJ	1,194	960	27
The Peoples Bank of Elkton	Elkton, MD	117	97	2
Skylands Community Bank	Hackettstown, NJ	515	412	11
Premier Bank	Doylestown, PA	534	337	6
Resource Bank	Virginia Beach, VA	1,331	805	6
First Washington State Bank	Windsor, NJ	586	401	16
Somerset Valley Bank	Somerville, NJ	565	450	13
Fulton Financial Advisors, N.A. and Fulton Insurance Services Group, Inc (2)	Lancaster, PA	—	—	—

				229

(1)	See additional information in “Item 2. Properties”.

(2)	Dearden, Maguire, Weaver and Barrett LLC, an investment management and advisory company, is a wholly owned subsidiary of Fulton Financial Advisors, N.A.
Non-Bank Subsidiaries
The Corporation owns 100% of the common stock of twelve non-bank subsidiaries: (i) Fulton Reinsurance Company, which engages in the business of reinsuring credit life and accident and health insurance directly related to extensions of credit by the banking subsidiaries of the Corporation; (ii) Fulton Financial Realty Company, which holds title to or leases certain properties upon which Corporation branch offices and other facilities are located; (iii) Central Pennsylvania Financial Corp., which owns certain limited partnership interests in partnerships invested in low and moderate income housing projects; (iv) FFC Management, Inc., which owns certain investment securities and other passive investments; (v) Virginia Financial Services, which engages in business consulting activities; (vi) FFC Penn Square, Inc. which owns $44.0 million of trust preferred securities issued by a subsidiary of the Corporation’s largest bank subsidiary; (vii) PBI Capital Trust, a Delaware business trust whose sole asset is $10.3 million of junior subordinated deferrable interest debentures from the Corporation; (viii) Premier Capital Trust II, a Delaware business trust whose sole asset is $15.5 million of junior subordinated deferrable interest debentures from the Corporation; (ix) Resource Capital Trust II, a Delaware business trust whose sole asset is $5.2 million of junior subordinated deferrable interest debentures from the Corporation; (x) Resource Capital Trust III, a Delaware business trust whose sole asset is $3.1 million of junior subordinated deferrable interest debentures from the Corporation; (xi) Bald Eagle Statutory Trust I, a Connecticut business trust whose sole asset is $4.1 million of junior subordinated deferrable interest debentures from the Corporation; (xii) and Bald Eagle Statutory Trust II, a Connecticut business trust whose sole asset is $2.6 million of junior subordinated deferrable interest debentures from the Corporation.
Competition
The banking and financial services industries are highly competitive. Within its geographical region, the Corporation’s subsidiaries face direct competition from other commercial banks, varying in size from local community banks to larger regional and national banks, credit unions and non-bank entities. With the growth in electronic commerce and distribution channels, the banks also face competition from banks not physically located in the Corporation’s geographical markets.
The competition in the industry has also increased in recent years as a result of the passage of the GLB Act. Under the GLB Act, banks, insurance companies or securities firms may affiliate under a financial holding company structure, allowing expansion into non-banking financial services activities that were previously restricted. These include a full range of banking, securities and insurance activities, including securities and insurance underwriting, issuing and selling annuities and merchant banking activities. While the Corporation does not currently engage in all of these activities, the ability to do so without separate approval from the Federal Reserve Board (FRB) enhances the ability of the Corporation – and financial holding companies in general – to compete more effectively in all areas of financial services.
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
Market Share
Although there are many ways to assess the size and strength of banks, deposit market share continues to be an important industry statistic. This publicly available information is compiled, as of June 30th of each year by the Federal Deposit Insurance Corporation (FDIC). The Corporation’s banks maintain branch offices in 42 counties across five states. In nine of these counties, the Corporation ranks in the top three in deposit market share (based on deposits as of June 30, 2005). The following table summarizes information about the counties in which the Corporation has branch offices and its market position in each county.

				No. of Financial		Deposit Market Share
				Institutions		(6/30/05)
		Population	Banking	Banks/	Credit
County	State	(2005 Est.)	Subsidiary	Thrifts	Unions	Rank	%
Lancaster	PA	489,000	Fulton Bank	18	12	1	19.0%
Dauphin	PA	254,000	Fulton Bank	17	11	7	4.7%
Cumberland	PA	223,000	Fulton Bank	20	7	13	1.6%
York	PA	402,000	Fulton Bank	18	18	4	9.1%
Chester	PA	468,000	Fulton Bank	36	5	16	1.1%
Delaware	PA	556,000	Fulton Bank	36	16	41	0.1%
Montgomery	PA	780,000	Fulton Bank Premier Bank	40	30	48 35	0.1 0.2	% %
Berks	PA	391,000	Fulton Bank Lebanon Valley Farmers Bank	21	16	9 22	3.2 0.4	% %
Lebanon	PA	124,000	Lebanon Valley Farmers Bank	9	2	1	30.3%
Schuylkill	PA	147,000	Lebanon Valley Farmers Bank	17	6	9	4.0%
Bucks	PA	620,000	Premier Bank	33	12	14	2.5%
Snyder	PA	38,000	Swineford National Bank	8	—	1	31.3%

				No. of Financial		Deposit Market Share
				Institutions		(6/30/05)
		Population	Banking	Banks/	Credit
County	State	(2005 Est.)	Subsidiary	Thrifts	Unions	Rank	%
Union	PA	43,000	Swineford National Bank	7	1	6	5.0%
Northumberland	PA	93,000	Swineford National Bank FNB Bank, N.A.	17	3	14 9	1.9 4.5	% %
Montour	PA	18,000	FNB Bank, N.A.	4	3	1	28.1%
Columbia	PA	65,000	FNB Bank, N.A.	8	—	6	4.6%
Lycoming	PA	118,000	FNB Bank, N.A.	13	10	17	0.6%
Northampton	PA	284,000	Lafayette Ambassador Bank	15	13	2	16.4%
Lehigh	PA	325,000	Lafayette Ambassador Bank	20	13	7	4.1%
Washington	MD	140,000	Hagerstown Trust	10	3	2	21.1%
Frederick	MD	221,000	Hagerstown Trust	16	2	17	0.1%
Cecil	MD	96,000	Peoples Bank of Elkton	8	3	5	10.1%
Sussex	DE	174,000	Delaware National Bank	16	4	7	1.0%
New Castle	DE	522,000	Delaware National Bank	33	25	22	0.1%
Camden	NJ	517,000	The Bank	22	11	17	0.8%
Gloucester	NJ	273,000	The Bank	23	4	2	12.7%
Salem	NJ	65,000	The Bank	8	4	1	29.6%
Atlantic	NJ	269,000	The Bank	17	6	18	0.4%
Warren	NJ	112,000	Skylands Community Bank	12	3	3	10.1%
Sussex	NJ	154,000	Skylands Community Bank	12	1	11	0.7%
Morris	NJ	490,000	Skylands Community Bank	34	9	15	1.4%
Hunterdon	NJ	131,000	Skylands Community Bank Somerset Valley Bank	17	3	14 18	0.6 0.2	% %
Mercer	NJ	367,000	First Washington State Bank	25	21	13	1.9%
Monmouth	NJ	640,000	First Washington State Bank	30	9	24	0.8%
Ocean	NJ	561,000	First Washington State Bank	23	5	17	1.0%
Chesapeake	VA	213,000	Resource Bank	14	4	9	2.3%
Fairfax	VA	1,022,000	Resource Bank	33	14	21	0.3%
Newport News	VA	182,000	Resource Bank	10	6	12	1.0%
Richmond City	VA	194,000	Resource Bank	13	19	16	0.1%
Virginia Beach	VA	439,000	Resource Bank	14	9	5	8.4%
Middlesex	NJ	794,000	Somerset Valley Bank	44	25	48	0.1%
Somerset	NJ	318,000	Somerset Valley Bank	25	10	8	4.5%

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
Regulators — The Corporation is a registered financial holding company and its subsidiary banks are depository institutions whose deposits are insured by the FDIC. The Corporation and its subsidiaries are subject to various regulations and examinations by regulatory authorities. The following table summarizes the charter types and primary regulators for each of the Corporation’s subsidiary banks.

Primary
Subsidiary	Charter	Regulator(s)
Fulton Bank	PA	PA/FDIC
Lebanon Valley Farmers Bank	PA	PA/FRB
Swineford National Bank	National	OCC (1)
Lafayette Ambassador Bank	PA	PA/FRB
FNB Bank, N.A.	National	OCC
Hagerstown Trust	MD	MD/FDIC
Delaware National Bank	National	OCC
The Bank	NJ	NJ/FDIC
Peoples Bank of Elkton	MD	MD/FDIC
Premier Bank	PA	PA/FRB
Skylands Community Bank	NJ	NJ/FDIC
Resource Bank	VA	VA/FRB
First Washington State Bank	NJ	NJ/FDIC
Somerset Valley Bank	NJ	NJ/FDIC
Fulton Financial Advisors, N.A.	National (2)	OCC
Fulton Financial (Parent Company)	N/A	FRB

(1)	Office of the Comptroller of the Currency.

(2)	Fulton Financial Advisors, N.A. is chartered as an uninsured national trust bank.
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
Section 404 of Sarbanes Oxley became effective for the year ended December 31, 2004. This section required management to issue a report on the effectiveness of its internal controls over financial reporting. In addition, the Corporation’s independent registered public accountants were required to issue an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005. These reports can be found in Item 8, “Financial Statements and Supplementary Information”. Certifications of the Chief Executive Officer and the Chief Financial Officer as required by Sarbanes-Oxley and the resulting SEC rules can be found in the “Signatures” and “Exhibits” sections.
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

Item 1A. Risk Factors
The information appearing under the heading “Forward-Looking Statements and Risk Factors “ in Item 7, “Management’s Discussion and Analysis and Results of Operation” and within Exhibit 99.1, “Risk Factors” are incorporated herein by reference.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The following table summarizes the Corporation’s branch properties, by subsidiary bank. Remote service facilities (mainly stand-alone automated teller machines) are excluded.

				Total
Bank	Owned	Leased	Term (1)	Branches
Fulton Bank	23	50	2025	73
Lebanon Valley Farmers Bank	10	3	2020	13
Swineford National Bank	5	2	2009	7
Lafayette Ambassador Bank	9	14	2017	23
FNB Bank, N.A.	6	2	2009	8
Hagerstown Trust	6	6	2025	12
Delaware National Bank	10	2	2009	12
The Bank	22	5	2025	27
The Peoples Bank of Elkton	1	1	2016	2
Premier Bank	2	4	2020	6
Skylands Community Bank	4	7	2015	11
Resource Bank	2	4	2012	6
Somerset Valley Bank	1	12	2035	13
First Washington State Bank	7	9	2012	16

Total	108	121		229

(1)	Latest lease term expiration date, excluding renewal options.

The following table summarizes the Corporation’s other significant properties (administrative headquarters locations generally include a branch; these are also reflected in the preceding table):

Owned/
Bank	Property	Location	Leased
Fulton Financial Corp.	Operations Center	East Petersburg, PA	Owned
Fulton Bank/Fulton Financial Corp.	Admin. Headquarters	Lancaster, PA	(1)
Fulton Bank	Operations Center	Mantua, NJ	Owned
Fulton Bank, Drovers Division	Admin. Headquarters	York, PA	Leased (2)
Fulton Bank, Great Valley Division	Admin. Headquarters	Reading, PA	Leased (5)
Lebanon Valley Farmers Bank	Admin. Headquarters	Lebanon, PA	Owned
Swineford National Bank	Admin. Headquarters	Hummels Wharf, PA	Owned
Lafayette Ambassador Bank	Admin. Headquarters	Easton, PA	Owned
Lafayette Ambassador Bank	Operations Center	Bethlehem, PA	Owned
Lafayette Ambassador Bank	Corp Service Center	Bethlehem, PA	Leased (6)
FNB Bank, N.A.	Admin. Headquarters	Danville, PA	Owned
Hagerstown Trust	Admin. Headquarters	Hagerstown, MD	Owned
Delaware National Bank	Admin. Headquarters	Georgetown, DE	Leased (3)
The Bank	Admin. Headquarters	Woodbury, NJ	Owned
Peoples Bank of Elkton	Admin. Headquarters	Elkton, MD	Owned
Premier Bank	Admin. Headquarters	Doylestown, PA	Owned
Skylands Community Bank	Admin. Headquarters	Hackettstown, NJ	Leased (4)
Resource Bank	Admin. Headquarters	Herndon, VA	Owned
Somerset Valley Bank	Admin. Headquarters	Somerville, PA	Owned
First Washington State Bank	Admin. Headquarters	Windsor, NJ	Owned

(1)	Includes approximately 100,000 square feet which is owned by an independent third party who financed the construction through a loan from Fulton Bank. The Corporation is leasing this space from the third party in an arrangement accounted for as a capital lease. The lease term expires in 2027. The remainder of the Administrative Headquarters location is owned by the Corporation.

(2)	Lease expires in 2013.

(3)	Lease expires in 2006.

(4)	Lease expires in 2009.

(5)	Lease expires in 2016.

(6)	Lease expires in 2017.
Item 3. Legal Proceedings
There are no legal proceedings pending against Fulton Financial Corporation or any of its subsidiaries which are expected to have a material impact upon the financial position and/or the operating results of the Corporation.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders of Fulton Financial Corporation during the fourth quarter of 2005.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
The information appearing under the heading “Common Stock” in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” is incorporated herein by reference.
Item 6. Selected Financial Data
5-YEAR CONSOLIDATED SUMMARY OF FINANCIAL RESULTS
(dollars in thousands, except per-share data)

	For the Year
	2005	2004	2003	2002	2001
SUMMARY OF INCOME
Interest income	$625,797	$493,643	$435,531	$469,288	$518,680
Interest expense	213,219	135,994	131,094	158,219	227,962

Net interest income	412,578	357,649	304,437	311,069	290,718
Provision for loan losses	3,120	4,717	9,705	11,900	14,585
Other income	144,268	138,864	134,370	114,012	102,057
Other expenses	316,291	277,515	233,651	226,046	220,292

Income before income taxes	237,435	214,281	195,451	187,135	157,898
Income taxes	71,361	64,673	59,084	56,181	46,136

Net income	$166,074	$149,608	$136,367	$130,954	$111,762

PER-SHARE DATA (1)
Net income (basic)	$1.06	$1.00	$0.97	$0.93	$0.79
Net income (diluted)	1.05	0.99	0.96	0.92	0.78
Cash dividends	0.567	0.518	0.475	0.425	0.385

RATIOS
Return on average assets	1.41%	1.45%	1.55%	1.66%	1.49%
Return on average equity	13.24	13.98	15.23	15.61	14.33
Return on average tangible equity (2)	20.28	18.58	17.33	17.25	15.97
Net interest margin	3.93	3.83	3.82	4.35	4.27
Efficiency ratio	55.50	55.90	54.00	52.70	55.50
Average equity to average assets	10.70	10.30	10.20	10.60	10.40
Dividend payout ratio	54.00	52.30	49.50	46.20	49.40

PERIOD-END BALANCES
Total assets	$12,401,555	$11,160,148	$9,768,669	$8,388,915	$7,771,598
Loans, net of unearned income	8,424,728	7,533,915	6,140,200	5,295,459	5,373,020
Deposits	8,804,839	7,895,524	6,751,783	6,245,528	5,986,804
Federal Home Loan Bank advances and long-term debt	860,345	684,236	568,730	535,555	456,802
Shareholders’ equity	1,282,971	1,244,087	948,317	864,879	812,341

AVERAGE BALANCES
Total assets	$11,779,096	$10,344,768	$8,803,285	$7,901,398	$7,520,763
Loans, net of unearned income	7,981,604	6,857,386	5,564,806	5,381,950	5,341,497
Deposits	8,364,435	7,285,134	6,505,371	6,052,667	5,771,089
Federal Home Loan Bank advances and long-term debt	837,305	637,654	566,437	476,415	500,162
Shareholders’ equity	1,254,476	1,069,904	895,616	839,111	779,706

(1)	Adjusted for stock dividends and stock splits.

(2)	Net income, as adjusted for intangible amortization (net of tax), divided by average shareholders’ equity, net of goodwill and intangible assets.

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
FORWARD-LOOKING STATEMENTS AND RISK FACTORS
The Corporation has made, and may continue to make, certain forward-looking statements with respect to acquisition and growth strategies, market risk, the effect of competition on net interest margin and net interest income, investment strategy and income growth, investment securities gains, other-than-temporary impairment of investment securities, deposit and loan growth, asset quality, balances of risk-sensitive assets to risk-sensitive liabilities, employee benefits and other expenses, amortization of intangible assets, goodwill impairment, capital and liquidity strategies and other financial and business matters for future periods. The Corporation cautions that these forward-looking statements are subject to various assumptions, risks and uncertainties. Because of the possibility that the underlying assumptions may change, actual results could differ materially from these forward-looking statements.
In addition to the factors identified herein, the following risk factors could cause actual results to differ materially from such forward-looking statements:
•	Changes in interest rates may have an adverse effect on the Corporation’s profitability.
•	Changes in economic conditions and the composition of the Corporation’s loan portfolios could lead to higher loan charge-offs or an increase in Fulton’s allowance for loan losses and may reduce the Corporation’s income.
•	Fluctuations in the value of the Corporation’s equity portfolio, or assets under management by the Corporation’s trust and investment management services, could have a material impact on the Corporation’s results of operations.
•	If the Corporation is unable to acquire additional banks on favorable terms or if it fails to successfully integrate or improve the operations of acquired banks, the Corporation may be unable to execute its growth strategies.
•	If the goodwill that the Corporation has recorded in connection with its acquisitions becomes impaired, it could have a negative impact on the Corporation’s profitability.
•	The competition the Corporation faces is increasing and may reduce the Corporation’s customer base and negatively impact the Corporation’s results of operations.
•	The supervision and regulation by various regulatory authorities to which the Corporation is subject can be a competitive disadvantage.
The Corporation’s forward-looking statements are relevant only as of the date on which such statements are made. By making any forward-looking statements, the Corporation assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.
OVERVIEW
As a financial institution with a focus on traditional banking activities, the Corporation generates the majority of its revenue through net interest income, the difference between interest income earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and maintaining or increasing the net interest margin, which is net interest income (fully taxable-equivalent) as a percentage of average interest-earning assets. The Corporation also generates revenue through fees earned on the various services and products offered to its customers and through sales of assets, such as loans or investments. Offsetting these revenue sources are provisions for credit losses on loans, operating expenses and income taxes.

The Corporation’s net income for 2005 increased $16.5 million, or 11.0%, from $149.6 million in 2004 to $166.1 million in 2005. Diluted net income per share increased $0.06, or 6.1%, from $0.99 per share in 2004 to $1.05 per share in 2005. In 2005, the Corporation realized a return on average assets of 1.41% and a return on average tangible equity of 20.28%, compared to 1.45% and 18.58%, respectively, in 2004. Net income for 2004 increased $13.2 million, or 9.7%, from $136.4 million in 2003. Diluted net income per share increased $0.03, or 3.1%, from $0.96 per share in 2003.
In 2005, the Corporation adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (Statement 123R), using modified retrospective application. Statement 123R requires that the fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award and, under the modified retrospective application, prior period results are restated. As a result, all financial information in this report has been restated to reflect the impact of adoption. For the year ended December 31, 2004, net income and diluted net income per share were reduced by $3.3 million and $0.02, respectively. For the year ended December 31, 2003, net income and diluted net income per share were reduced by $1.8 million and $0.02, respectively. See Note M, “Stock-Based Compensation Plans and Shareholders’ Equity”, in the Notes to Consolidated Financial Statements for information on the impact of adopting Statement 123R and its effect on prior periods.
The 2005 increase in earnings was driven by a $54.9 million, or 15.4%, increase in net interest income due to both internal and external growth and a year-over-year increase in net interest margin. Also contributing to the increase in earnings was a $16.5 million, or 13.6%, increase in other income (excluding securities gains), primarily as a result of acquisitions. These items were offset by a $38.8 million, or 14.0%, increase in other expenses, also primarily due to recent acquisitions, and an $11.1 million, or 62.6%, reduction in investment securities gains.
The following summarizes some of the more significant factors that influenced the Corporation’s 2005 results.
Interest Rates — Changes in the interest rate environment generally impact both the Corporation’s net interest income and its non-interest income. The interest rate environment reflects both the level of short-term rates and the slope of the U. S. Treasury yield curve, which plots the yields on treasury issues over various maturity periods. During the past year, the yield curve has flattened, with short-term rates increasing at a faster pace than longer-term rates.
Floating rate loans, short-term borrowings and savings and time deposit rates are generally influenced by short-term rates. During 2005, the Federal Reserve Board (FRB) raised the Federal funds rate eight times, for a total increase of 200 basis points since December 31, 2004, with the overnight borrowing, or Federal funds, rate ending the year at 4.25%. The Corporation’s prime lending rate had a corresponding increase, from 5.25% to 7.25%. The increase in short-term rates benefited the Corporation during the first half of 2005 as floating rate loans quickly adjusted to higher rates, while increases in deposit rates — which are more discretionary — were less pronounced. Throughout the remainder of the year, competitive pressures resulted in increases in deposit rates. While the net interest margin for the year increased over the prior year, during 2005 it was flat, which is shown in the following table:

	2005	2004
1st Quarter	3.95%	3.79%
2nd Quarter	3.92	3.73
3rd Quarter	3.92	3.88
4th Quarter	3.92	3.92
Year to Date	3.93	3.83
With respect to longer-term rates, the 10-year treasury yield, which is a common benchmark for evaluating residential mortgage rates, increased to 4.39% at December 31, 2005 as compared to 4.24% at December 31, 2004. Mortgage rates have been historically low over the past several years, generating strong refinance activity and significant gains for the Corporation as fixed-rate residential mortgages are generally sold in the secondary market. With only a minimal increase in long-term rates from the prior year, origination volumes and the resulting gains on sales of these loans remained strong, continuing to contribute to the Corporation’s non-interest income. If rates continue to rise and the yield curve steepens, residential mortgage volume could decrease, resulting in a negative impact on non-interest income, as gains on sale would decline. The “Market Risk” section of Management’s Discussion summarizes the expected impact of rate changes on net interest income.

Earning Assets - The Corporation’s interest-earning assets increased from 2004 to 2005 as a result of acquisitions, as well as internal loan growth. This growth also contributed to the increase in net interest income.
From 2004 to 2005, the Corporation experienced a shift in its composition of interest-earning assets from investments (23.2% of total average interest-earning assets in 2005, compared to 26.8% in 2004) to loans (74.1% in 2005, compared to 71.7% in 2004). This change resulted from strong loan demand being partially funded with the proceeds from maturing investment securities. The movement to higher-yielding loans has had a positive effect on the Corporation’s net interest income and net interest margin.
Asset Quality — Asset quality refers to the underlying credit characteristics of borrowers and the likelihood that defaults on contractual loan payments will result in charge-offs of account balances. Asset quality is generally a function of economic conditions, but can be managed through conservative underwriting and sound collection policies and procedures.
The Corporation has been able to maintain strong asset quality through different economic cycles, attributable to its credit culture and underwriting policies. This trend continued in 2005 as net charge-offs to average loans decreased from 0.06% in 2004 to 0.04% in 2005. Non-performing assets to total assets increased to 0.38% at December 31, 2005, from 0.30% at December 31, 2004, however, this level is still relatively low in absolute terms. While overall asset quality has remained strong, deterioration in quality of one or several significant accounts could have a detrimental impact and result in losses that may not be foreseeable based on current information. In addition, rising interest rates could increase the total payments of borrowers and could have a negative impact on their ability to pay according to the terms of their loans.
Equity Markets — As disclosed in the “Market Risk” section of Management’s Discussion, equity valuations can have an impact on the Corporation’s financial performance. In particular, bank stocks account for a significant portion of the Corporation’s equity investment portfolio. Historically, gains on sales of these equities have been a recurring component of the Corporation’s earnings, although realized gains have decreased in recent quarters. Declines in bank stock portfolio values could have a detrimental impact on the Corporation’s ability to recognize gains in the future.
Acquisitions — In July 2005, the Corporation acquired SVB Financial Services, Inc. (SVB) of Somerville, New Jersey, a $530 million bank holding company whose primary subsidiary was Somerset Valley Bank. In December 2004, the Corporation acquired First Washington FinancialCorp (First Washington), of Windsor, New Jersey, a $490 million bank holding company whose primary subsidiary was First Washington State Bank. In April 2004, the Corporation acquired Resource Bankshares Corporation (Resource); an $890 million financial holding company located in Virginia Beach, Virginia whose primary subsidiary was Resource Bank. This was the Corporation’s first acquisition in Virginia, allowing it to enter a new geographic market. Period-to-period comparisons in the “Results of Operations” section of Management’s Discussion are impacted by these acquisitions when 2005 results are compared to 2004. Results for 2004 in comparison to 2003 were impacted by the acquisitions of First Washington, Resource and Premier Bancorp, Inc. in August 2003. The discussion and tables within the “Results of Operations” section of Management’s Discussion highlight the contributions of these acquisitions in addition to internal changes.
On February 1, 2006, the Corporation completed its acquisition of Columbia Bancorp (Columbia), of Columbia, Maryland. Columbia was a $1.3 billion bank holding company whose primary subsidiary was The Columbia Bank, which operates 19 full-service community-banking offices and five retirement community offices in Howard, Montgomery, Prince George’s and Baltimore Counties and Baltimore City. For additional information on the terms of these acquisitions, see Note Q, “Mergers and Acquisitions”, in the Notes to Consolidated Financial Statements.
Acquisitions have long been a supplement to the Corporation’s internal growth, providing the opportunity for the Corporation’s existing products and services to be sold in new markets. The Corporation’s acquisition strategy focuses on high growth areas with strong market demographics and targets organizations that have a comparable corporate culture, strong performance and good asset quality, among other factors. Under its “supercommunity” banking philosophy, acquired organizations generally retain their status as separate legal entities, unless consolidation with an existing affiliate bank is practical. Back office functions are generally consolidated to maximize efficiencies.
Merger and acquisition activity in the financial services industry has been very competitive in recent years, as evidenced by the prices paid for certain acquisitions. While the Corporation has been an active acquirer, management is committed to basing its pricing on rational economic models. Management will continue to focus on generating growth in the most cost-effective manner.

RESULTS OF OPERATIONS
Net Interest Income
Net interest income is the most significant component of the Corporation’s net income, accounting for approximately 75% of total 2005 revenues, excluding investment securities gains. The ability to manage net interest income over a variety of interest rate and economic environments is important to the success of a financial institution. Growth in net interest income is generally dependent upon balance sheet growth and maintaining or growing the net interest margin. The “Market Risk” section of Management’s Discussion provides additional information on the policies and procedures used by the Corporation to manage net interest income. The following table provides a comparative average balance sheet and net interest income analysis for 2005 compared to 2004 and 2003. Interest income and yields are presented on a fully taxable-equivalent (FTE) basis, using a 35% Federal tax rate. The discussion following this table is based on these tax-equivalent amounts.

	Year Ended December 31
(dollars in thousands)	2005			2004			2003
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
ASSETS
Interest-earning assets:
Loans and leases (2)	$7,981,604	$520,595	6.52%	$6,857,386	$398,190	5.82%	$5,564,806	$343,883	6.18%
Taxable inv. securities (3)	1,994,740	75,150	3.76	2,161,195	76,792	3.55	2,170,889	77,450	3.57
Tax-exempt inv. securities (3)	368,845	17,971	4.87	264,578	14,353	5.43	266,426	15,650	5.87
Equity securities (3)	132,564	5,333	4.02	133,870	4,974	3.72	129,584	5,051	3.90

Total investment securities	2,496,149	98,454	3.94	2,559,643	96,119	3.74	2,566,889	98,151	3.80
Loans held for sale	241,996	14,940	6.17	135,758	8,407	6.19	49,271	2,953	5.99
Other interest-earning assets	48,357	1,586	3.27	6,067	103	1.70	22,708	241	1.06

Total interest-earning assets	10,768,106	635,575	5.90	9,558,854	502,819	5.26	8,203,684	445,228	5.43
Non-interest-earning assets:
Cash and due from banks	346,535			316,170			279,980
Premises and equipment	158,526			128,902			123,172
Other assets (3)	598,709			425,825			271,758
Less: Allowance for loan losses	(92,780)			(84,983)			(75,309)

Total Assets	$11,779,096			$10,344,768			$8,803,285

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$1,547,766	$15,370	0.99%	$1,364,953	$7,201	0.53%	$1,158,333	$6,011	0.52%
Savings deposits	2,055,503	27,116	1.32	1,846,503	11,928	0.65	1,655,325	10,770	0.65
Time deposits	3,171,901	98,288	3.10	2,693,414	70,650	2.62	2,496,234	77,417	3.10

Total interest-bearing deposits	6,775,170	140,774	2.08	5,904,870	89,779	1.52	5,309,892	94,198	1.77
Short-term borrowings	1,186,464	34,414	2.87	1,238,073	15,182	1.23	738,527	7,373	1.00
Long-term debt	837,305	38,031	4.54	637,654	31,033	4.87	566,437	29,523	5.21

Total interest-bearing liabilities	8,798,939	213,219	2.42	7,780,597	135,994	1.75	6,614,856	131,094	1.98
Non-interest-bearing liabilities:
Demand deposits	1,589,265			1,380,264			1,195,479
Other	136,416			114,003			97,334

Total Liabilities	10,524,620			9,274,864			7,907,669
Shareholders’ equity	1,254,476			1,069,904			895,616

Total Liabs. and Equity	$11,779,096			$10,344,768			$8,803,285

Net interest income/net interest margin (FTE)		422,356	3.93%		366,825	3.83%		314,134	3.82%

Tax equivalent adjustment		(9,778)			(9,176)			(9,697)

Net interest income		$412,578			$357,649			$304,437

(1)	Presented on a fully tax equivalent (FTE) basis using a 35% Federal tax rate.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table sets forth a summary of changes in FTE interest income and expense resulting from changes in average balances (volumes) and changes in rates:

	2005 vs. 2004			2004 vs. 2003
	Increase (decrease) due			Increase (decrease) due
	To change in			To change in
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans and leases	$70,346	$52,059	$122,405	$77,526	$(23,219)	$54,307
Taxable investment securities	(5,995)	4,353	(1,642)	(345)	(313)	(658)
Tax-exempt investment securities	5,224	(1,606)	3,618	(111)	(1,186)	(1,297)
Equity securities	(49)	408	359	164	(241)	(77)
Loans held for sale	6,559	(26)	6,533	5,353	101	5,454
Short-term investments	1,310	173	1,483	(235)	97	(138)

Total interest-earning assets	$77,395	$55,361	$132,756	$82,352	$(24,761)	$57,591

Interest expense on:
Demand deposits	$1,076	$7,093	$8,169	$1,088	$102	$1,190
Savings deposits	1,488	13,700	15,188	1,236	(78)	1,158
Time deposits	13,677	13,961	27,638	5,796	(12,563)	(6,767)
Short-term borrowings	(648)	19,880	19,232	5,839	1,970	7,809
Long-term debt	9,346	(2,348)	6,998	3,551	(2,041)	1,510

Total interest-bearing liabilities	$24,939	$52,286	$77,225	$17,510	$(12,610)	$4,900

Note:	Changes which are partly attributable to rate and volume are allocated based on the proportion of the direct changes attributable to rate and volume.
2005 vs. 2004
Net interest income (FTE) increased $55.5 million, or 15.1%, from $366.8 million in 2004 to $422.4 million in 2005, due to both average balance growth and a higher net interest margin for 2005 in comparison to 2004.
Average interest-earning assets grew 12.7%, from $9.6 billion in 2004 to $10.8 billion in 2005. Acquisitions contributed approximately $1.1 million to this increase in average balances. Interest income (FTE) increased $132.8 million, or 26.4%, partially as a result of the increase in average earning assets, which contributed $77.4 million of the increase, with the remaining growth in interest income (FTE) due to an increase in rates on interest-earning assets.

The increase in average interest-earning assets was due to loan growth, both internal and through acquisitions, as investment balances remained relatively flat. Average loans increased by $1.1 billion, or 16.4%, to $8.0 billion in 2005. The following table presents the growth in average loans, by type:

			Increase (decrease)
	2005	2004	$	%
	(dollars in thousands)
Commercial — industrial and financial	$2,022,615	$1,769,801	$252,814	14.3%
Commercial — agricultural	324,637	330,269	(5,632)	(1.7)
Real estate — commercial mortgage	2,621,730	2,205,025	416,705	18.9
Real estate — residential mortgage and home equity	1,713,442	1,498,047	215,395	14.4
Real estate — construction	732,847	487,954	244,893	50.2
Consumer	499,220	495,544	3,676	0.7
Leasing and other	67,113	70,746	(3,633)	(5.1)

Total	$7,981,604	$6,857,386	$1,124,218	16.4%

Acquisitions contributed approximately $694.5 million to the increase in average balances. The following table presents the average balance impact of acquisitions, by type:

	2005	2004	Increase
	(in thousands)
Commercial — industrial and financial	$214,840	$84,080	$130,760
Commercial — agricultural	1,297	520	777
Real estate — commercial mortgage	381,411	133,705	247,706
Real estate — residential mortgage and home equity	163,959	63,411	100,548
Real estate — construction	418,283	213,340	204,943
Consumer	7,027	1,725	5,302
Leasing and other	8,480	4,001	4,479

Total	$1,195,297	$500,782	$694,515

The following table presents the growth in average loans, by type, excluding the average balances contributed by acquisitions:

			Increase (decrease)
	2005	2004	$	%
	(dollars in thousands)
Commercial — industrial and financial	$1,807,775	$1,685,721	$122,054	7.2%
Commercial — agricultural	323,340	329,749	(6,409)	(1.9)
Real estate — commercial mortgage	2,240,319	2,071,320	168,999	8.2
Real estate — residential mortgage and home equity	1,549,483	1,434,636	114,847	8.0
Real estate — construction	314,564	274,614	39,950	14.5
Consumer	492,193	493,819	(1,626)	(0.3)
Leasing and other	58,633	66,745	(8,112)	(12.2)

Total	$6,786,307	$6,356,604	$429,703	6.8%

Excluding the impact of acquisitions, loan growth continued to be strong in the commercial and commercial mortgage categories, which together increased $284.6 million, or 7.0%, over 2004. Construction loans grew $40.0 million, or 14.5%, in comparison to 2004 due mainly to increased activity in the Pennsylvania and New Jersey markets. Residential mortgage and home equity loans showed strong growth due to promotional efforts and customers using home equity loans as a cost-effective refinance alternative.
The average yield on loans during 2005 of 6.52% represents a 70 basis point, or 12.0%, increase in comparison to 2004. This increase reflects the impact of a significant portfolio of floating rate loans, which repriced as interest rates increased throughout the year.
Average investments decreased $63.5 million, or 2.5%, in comparison to 2004. Excluding the impact of acquisitions, the investment balances would have decreased $390.7 million, or 15.8%. During 2004, proceeds from investment maturities were used to fund loan growth, however during 2005 the Corporation’s purchases of new investment securities exceeded proceeds from sales and maturities.
The average yield on investment securities improved 20 basis points from 3.74% in 2004 to 3.94% in 2005. This improvement was due partially to premium amortization decreasing, which is accounted for as a reduction of interest income, from $10.5 million in 2004 to $6.9 million in 2005 as prepayments on mortgage-backed securities decreased. The remaining increase was due to the maturity of lower yielding investments, with reinvestment at higher rates.
The following table presents the growth in average deposits, by type:

			Increase
	2005	2004	$	%
	(dollars in thousands)
Non-interest-bearing demand	$1,589,265	$1,380,264	$209,001	15.1%
Interest-bearing demand	1,547,766	1,364,953	182,813	13.4
Savings/money market	2,055,503	1,846,503	209,000	11.3
Time deposits	3,171,901	2,693,414	478,487	17.8

Total	$8,364,435	$7,285,134	$1,079,301	14.8%

Acquisitions accounted for approximately $956.0 million of the increase in average balances. The following table presents the average balance impact of acquisitions, by type:

	2005	2004	Increase
	(in thousands)
Non-interest-bearing demand	$153,483	$29,985	$123,498
Interest-bearing demand	147,493	46,077	101,416
Savings/money market	285,104	34,282	250,822
Time deposits	795,538	315,256	480,282

Total	$1,381,618	$425,600	$956,018

The following table presents the growth in average deposits, by type, excluding the contribution of acquisitions:

			Increase (decrease)
	2005	2004	$	%
	(dollars in thousands)
Non-interest-bearing demand	$1,435,782	$1,350,279	$85,503	6.3%
Interest-bearing demand	1,400,273	1,318,876	81,397	6.2
Savings/money market	1,770,399	1,812,221	(41,822)	(2.3)
Time deposits	2,376,363	2,378,158	(1,795)	(0.1)

Total	$6,982,817	$6,859,534	$123,283	1.8%

Interest expense increased $77.2 million, or 56.8%, to $213.2 million in 2005 from $136.0 million in 2004. The increase in interest expense was primarily due to a 67 basis point, or 38.3%, increase in the cost of total interest-bearing liabilities in 2005 in comparison to 2004. Competitive pricing pressures have resulted in increased deposit rates in response to the FRB’s rate increases throughout 2005. The remaining increase in interest expense was due to a $1.0 billion, or 13.1%, increase in total interest-bearing liabilities, partially due to acquisitions, and partially due to internal growth.
Average borrowings increased slightly during 2005, with the $51.6 million decrease in average short-term borrowings more than offset by a $199.7 million increase in long-term debt. Excluding the impact of acquisitions, average short-term borrowings decreased $147.4 million, or 13.4%, mainly due to a decrease in Federal funds purchased. In addition, customer cash management accounts, which are included in short-term borrowings, decreased $20.6 million, or 5.1%, to an average of $385.7 million in 2005. Average long-term debt increased $199.7 million, or 31.3%, to $837.3 million, with acquisitions contributing $51.7 million to the long-term debt increase. The additional increase in long-term borrowings was due to the Corporation’s issuance of $100.0 million ten-year subordinated notes in March 2005 and an increase in Federal Home Loan Bank advances as longer-term rates were locked in anticipation of continued rate increases.
2004 vs. 2003
Net interest income (FTE) increased $52.7 million, or 16.8%, from $314.1 million in 2003 to $366.8 million in 2004, primarily as a result of earning asset growth, as the Corporation’s net interest margin of 3.83% was only one basis point higher than the 2003 net interest margin of 3.82%.
Average earning assets grew 16.5%, from $8.2 billion in 2003 to $9.6 billion in 2004. Acquisitions contributed approximately $900.0 million to this increase in average balances. Interest income increased $57.6 million, or 12.9%, mainly as a result of the 16.5% increase in average earning assets, which resulted in an $82.4 million increase in interest income. This increase was partially offset by the $24.8 million decrease in interest income that resulted from the decline in average yields earned.
Average loans increased by $1.3 billion, or 23.2%, to $6.9 billion in 2004. Acquisitions contributed approximately $675.6 million to this increase in average balances. Loan growth was strong in the commercial and commercial mortgage categories. The growth experienced in the commercial — agricultural category resulted from an agricultural loan portfolio purchased in December 2003. The reduction in mortgage loan balances was due to customer refinance activity that occurred during 2003. The Corporation generally sells newly originated fixed rate mortgages in the secondary market to promote liquidity and manage interest rate risk. Home equity loans increased significantly due to promotional efforts and customers using home equity loans as a cost-effective refinance alternative. Consumer loans decreased, reflecting customers’ repayment of these loans with tax-advantaged residential mortgage or home equity loans. In addition, the indirect finance market remained extremely competitive with the participation of vehicle manufacturers.
The average yield on loans during 2004 was 5.82%, a 36 basis point, or 5.8%, decline from 2003. Much of the loan growth during the year was in the floating rate categories that tend to carry lower interest rates than fixed-rate products.
Average investments decreased slightly during 2004, however, without the impact of acquisitions, the investment balances would have decreased $165.9 million, or 6.6%. The Corporation’s investment balances had increased over the last few years due to both significant deposit growth and the use of limited strategies to manage the Corporation’s gap position and to take advantage of low short-term borrowing rates. During 2004, the Corporation did not reinvest a significant portion of investment maturities in order to minimize interest rate risk in expectation of a rising rate environment and to help fund loan growth.
The average yield on investment securities declined slightly from 3.80% in 2003 to 3.74% in 2004. Premium amortization, which is accounted for as a reduction of interest income, was $20.0 million in 2003 compared to $10.5 million in 2004. The benefit from the lower premium amortization was offset by the reduction in stated yields experienced throughout 2004.
Interest expense increased $4.9 million, or 3.7%, to $136.0 million in 2004 from $131.1 million in 2003, mainly as a result of a $1.2 billion increase in average interest-bearing liabilities, which included approximately $800 million added by acquisitions. The increase in average interest-bearing liabilities resulted in an increase in interest expense of $17.5 million during 2004. This increase was partially offset by a $12.6 million decrease due to the 23 basis point decrease in the cost of total interest-bearing liabilities. The cost of interest-bearing deposits declined 25 basis points, or 14.1%, from 1.77% in 2003 to 1.52% in 2004. This reduction was due to both the impact of declining short-term interest rates in the first half of 2003 and the continuing shifts in the composition of deposits from higher-rate time deposits to lower-rate demand and savings deposits. Customers continued to exhibit an unwillingness to invest in certificates of deposit at the rates available, instead keeping their funds in demand and savings products. Acquisitions accounted for approximately $595.4 million of the increase in average deposit balances.
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
Provision and Allowance for Loan Losses
The Corporation accounts for the credit risk associated with lending activities through its allowance and provision for loan losses. The provision is the expense recognized in the income statement to adjust the allowance to its proper balance, as determined through the application of the Corporation’s allowance methodology procedures. These procedures include the evaluation of the risk characteristics of the portfolio and documentation in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” (SAB 102). See the “Critical Accounting Policies” section of Management’s Discussion for a discussion of the Corporation’s allowance for loan loss evaluation methodology.

A summary of the Corporation’s loan loss experience follows:

	Year Ended December 31
	2005	2004	2003	2002	2001
	(dollars in thousands)
Loans outstanding at end of year	$8,424,728	$7,533,915	$6,140,200	$5,295,459	$5,373,020

Daily average balance of loans and leases	$8,022,782	$6,884,694	$5,527,092	$5,366,772	$5,341,497

Balance of allowance for loan losses at beginning of year	$89,627	$77,700	$71,920	$71,872	$65,640
Loans charged-off:
Commercial, financial and agricultural	4,095	3,482	6,604	7,203	6,296
Real estate – mortgage	467	1,466	1,476	2,204	767
Consumer	3,436	3,476	4,497	5,587	6,683
Leasing and other	206	453	651	676	529

Total loans charged-off	8,204	8,877	13,228	15,670	14,275

Recoveries of loans previously charged-off:
Commercial, financial and agricultural	2,705	2,042	1,210	842	703
Real estate – mortgage	1,245	906	711	669	364
Consumer	1,169	1,496	1,811	2,251	2,683
Leasing and other	77	76	97	56	87

Total recoveries	5,196	4,520	3,829	3,818	3,837

Net loans charged-off	3,008	4,357	9,399	11,852	10,438
Provision for loan losses	3,120	4,717	9,705	11,900	14,585
Allowance purchased	3,108	11,567	5,474	—	2,085

Balance at end of year	$92,847	$89,627	$77,700	$71,920	$71,872

Selected Asset Quality Ratios:
Net charge-offs to average loans	0.04%	0.06%	0.17%	0.22%	0.20%
Allowance for loan losses to loans outstanding at end of year	1.10%	1.19%	1.27%	1.36%	1.34%
Non-performing assets (1) to total assets	0.38%	0.30%	0.33%	0.47%	0.44%
Non-accrual loans to total loans	0.43%	0.30%	0.37%	0.45%	0.42%

(1)	Includes accruing loans past due 90 days or more.

The following table presents the aggregate amount of non-accrual and past due loans and other real estate owned (3):

	December 31
	2005	2004	2003	2002	2001
	(in thousands)
Non-accrual loans (1) (2)	$36,560	$22,574	$22,422	$24,090	$22,794
Accruing loans past due 90 days or more	9,012	8,318	9,609	14,095	9,368
Other real estate	2,072	2,209	585	938	1,817

Totals	$47,644	$33,101	$32,616	$39,123	$33,979

(1)	As of December 31, 2005, the additional interest income that would have been recorded during 2005 if non-accrual loans had been current in accordance with their original terms was approximately $3.0 million. The amount of interest income on non-accrual loans that was included in 2005 income was approximately $2.2 million.

(2)	Accrual of interest is generally discontinued when a loan becomes 90 days past due as to principal and interest. When interest accruals are discontinued, interest credited to income is reversed. Non-accrual loans are restored to accrual status when all delinquent principal and interest becomes current or the loan is considered secured and in the process of collection. Certain loans, primarily residential mortgages, that are determined to be sufficiently collateralized may continue to accrue interest after reaching 90 days past due.

(3)	Excluded from the amounts presented at December 31, 2005 are $132.3 million in loans where possible credit problems of borrowers have caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. These loans are considered to be impaired under Statement 114, but continue to pay according to their contractual terms and are therefore not included in non-performing loans. Non-accrual loans include $13.2 million of impaired loans.
The following table summarizes the allocation of the allowance for loan losses by loan type:

	December 31
	2005		2004		2003		2002		2001
	(dollars in thousands)
		% of		% of		% of		% of		% of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
	Allowance	Category	Allowance	Category	Allowance	Category	Allowance	Category	Allowance	Category
Comm’l, financial & agriculture	$52,379	28.2%	$43,207	30.1%	$34,247	31.7%	$33,130	31.6%	$22,531	27.8%
Real estate – Mortgage	17,602	64.7	19,784	62.5	14,471	59.0	13,099	56.8	19,018	58.9
Consumer, leasing & other	7,935	7.1	16,289	7.4	16,279	9.3	14,178	11.6	10,855	13.3
Unallocated	14,931	—	10,347	—	12,703	—	11,513	—	19,468	—

Totals	$92,847	100.0%	$89,627	100.0%	$77,700	100.0%	$71,920	100.0%	$71,872	100.0%

The provision for loan losses decreased $1.6 million from $4.7 million in 2004 to $3.1 million in 2005, after decreasing $5.0 million in 2004. These decreases resulted from the continued improvement in the Corporation’s asset quality, as reflected in lower net charge-offs. Net charge-offs as a percentage of average loans were 0.04% in 2005, a two basis point decrease from 0.06% in 2004, which was an 11 basis point decrease from 2003. Total net charge-offs of $3.0 million in 2005 and $4.4 million in 2004 approximated the amounts recorded for the provision for loan losses in those years. Non-performing assets as a percentage of total assets increased slightly from 0.30% at December 31, 2004 to 0.38% at December 31, 2005, after decreasing three basis points in 2004. While the non-performing assets ratio increased eight basis points in comparison to 2004, the level of non-performing assets was still relatively low in absolute terms.
The provision for loan losses is determined by the allowance allocation process, whereby an estimated “need” is allocated to impaired loans as defined in Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan”, or to pools of loans under

Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. The allocation is based on risk factors, collateral levels, economic conditions and other relevant factors, as appropriate. The Corporation also maintains an unallocated allowance, which was approximately 16% at December 31, 2005. The unallocated allowance is used to cover any factors or conditions that might exist at the balance sheet date, but are not specifically identifiable. Management believes such an unallocated allowance is reasonable and appropriate as the estimates used in the allocation process are inherently imprecise. See additional disclosures in Note A, “Summary of Significant Accounting Policies”, in the Notes to Consolidated Financial Statements and “Critical Accounting Policies”, in Management’s Discussion. Management believes that the allowance balance of $92.8 million at December 31, 2005 is sufficient to cover losses inherent in the loan portfolio on that date and is appropriate based on applicable accounting standards.
Other Income and Expenses
2005 vs. 2004
Other Income
The following table presents the components of other income for the past two years:

			Increase (decrease)
	2005	2004	$	%
	(dollars in thousands)
Investment management and trust services	$35,669	$34,817	$852	2.4%
Service charges on deposit accounts	40,198	39,451	747	1.9
Other service charges and fees	24,200	20,494	3,706	18.1
Gain on sale of loans	25,468	19,262	6,206	32.2
Gain on sale of deposits	2,200	—	2,200	N/A
Investment securities gains	6,625	17,712	(11,087)	(62.6)
Other	9,908	7,128	2,780	39.0

Total	$144,268	$138,864	$5,404	3.9%

The following table presents the amounts included in the above totals which were contributed by acquisitions:

	2005	2004	Increase (decrease)
	(in thousands)
Investment management and trust services	$1,446	$490	$956
Service charges on deposit accounts	1,410	186	1,224
Other service charges and fees	877	151	726
Gain on sale of loans	17,422	11,108	6,314
Investment securities losses	(269)	—	(269)
Other	4,076	2,529	1,547

Total	$24,962	$14,464	$10,498

As shown in the preceding table, recent acquisitions did not make a significant contribution to other income, except mortgage banking income, which is a significant line of business for Resource Bank.

The following table presents the components of other income for each of the past two years, excluding the amounts contributed by acquisitions:

			Increase (decrease)
	2005	2004	$	%
	(dollars in thousands)
Investment management and trust services	$34,223	$34,327	$(104)	(0.3)%
Service charges on deposit accounts	38,788	39,265	(477)	(1.2)
Other service charges and fees	23,323	20,343	2,980	14.6
Gain on sale of loans	8,046	8,154	(108)	(1.3)
Gain on sale of deposits	2,200	—	2,200	N/A
Investment securities gains	6,894	17,712	(10,818)	(61.1)
Other	5,832	4,599	1,233	26.8

Total	$119,306	$124,400	$(5,094)	(4.1)%

The discussion that follows, unless otherwise noted, addresses changes in other income, excluding acquisitions.
In 2005, total other income decreased $5.1 million, or 4.1%. Excluding investment securities gains, other income increased $5.7 million, or 5.4%.
Investment management and trust services decreased slightly by $104,000, or 0.3%. The 2005 decrease was due to brokerage revenue decreasing $242,000, or 2.0%, offset by trust commission income increasing $138,000, or 0.6%.
Total service charges on deposit accounts decreased $477,000, or 1.2%. The decrease was due to the Corporation reducing service charges on deposit accounts in an effort to remain competitive and the impact of rising interest rates on commercial deposit account service charge credits. This decrease was offset by increases in overdraft and cash management fees. Overdraft fees increased $778,000, or 4.7%, and cash management fees increased $229,000, or 3.0%. During 2005, the rising interest rate environment began to make cash management services more attractive for business customers.
Other service charges and fees increased $3.0 million, or 14.6%. The increase was driven by growth in letter of credit fees ($553,000 or 15.6%, increase), merchant fees ($2.2 million, or 44.4%, increase) and debit card fees ($712,000, or 12.6%, increase). The growth in merchant fees resulted from a one-time fee adjustment and continued penetration in new markets. Debit card fees increased due to increased volume.
Gains on sales of loans decreased only $108,000, or 1.3%, as overall volumes remained strong despite a slight increase in longer-term mortgage rates. Other income increased $1.2 million, or 26.8%, due to growth in net servicing income on mortgage loans and gains on sales of other real estate owned.
The gain on sale of deposits resulted from the Corporation selling three branches and related deposits in two separate transactions during the second quarter of 2005. Virtually the entire $2.2 million gain resulted from the premiums received on the $36.7 million of deposits sold.
Including the impact of acquisitions, investment securities gains decreased $11.1 million, or 62.6%, in 2005. Investment securities gains included realized gains on the sale of equity securities of $5.8 million in 2005, down from $14.8 million in 2004, reflecting the general decline in the equity markets and bank stocks in particular, and $843,000 and $3.1 million in 2005 and 2004, respectively, on the sale of debt securities, which were generally sold to take advantage of the interest rate environment.

Other Expenses
The following table presents the components of other expenses for each of the past two years:

			Increase
	2005	2004	$	%
	(dollars in thousands)
Salaries and employee benefits	$181,889	$166,026	$15,863	9.6%
Net occupancy expense	29,275	23,813	5,462	22.9
Equipment expense	11,938	10,769	1,169	10.9
Data processing	12,395	11,430	965	8.4
Advertising	8,823	6,943	1,880	27.1
Intangible amortization	5,311	4,726	585	12.4
Other	66,660	53,808	12,852	23.9

Total	$316,291	$277,515	$38,776	14.0%

The following table presents the amounts included in the above totals which were contributed by acquisitions:

	2005	2004	Increase
	(in thousands)
Salaries and employee benefits	$28,215	$13,371	$14,844
Net occupancy expense	5,620	1,986	3,634
Equipment expense	2,662	1,097	1,565
Data processing	2,005	716	1,289
Advertising	1,357	633	724
Intangible amortization	1,751	381	1,370
Other	15,964	5,331	10,633

Total	$57,574	$23,515	$34,059

The following table presents the components of other expenses for each of the past two years, excluding the amounts contributed by acquisitions:

			Increase (decrease)
	2005	2004	$	%
	(dollars in thousands)
Salaries and employee benefits	$153,674	$152,655	$1,019	0.7%
Net occupancy expense	23,655	21,827	1,828	8.4
Equipment expense	9,276	9,672	(396)	(4.1)
Data processing	10,390	10,714	(324)	(3.0)
Advertising	7,466	6,310	1,156	18.3
Intangible amortization	3,560	4,345	(785)	(18.1)
Other	50,696	48,477	2,219	4.6

Total	$258,717	$254,000	$4,717	1.9%

The discussion that follows addresses changes in other expenses, excluding acquisitions.
Salaries and employee benefits increased $1.0 million, or 0.7%, in 2005, with the salary expense component increasing $856,000, or 0.7%. The increase was driven by normal salary increases for existing employees and a slight increase in the number of full-time employees, offset by a decrease in stock-based compensation expense from $3.9 million in 2004 to $1.0 million in 2005. The decrease in stock-based compensation expense was primarily due to a change in vesting for stock options from 100% vesting for the 2004 grant to a three-year vesting period for the 2005 grant. See additional discussion in Note M, “Stock-Based Compensation Plans and Shareholders’ Equity”, in the Notes to Consolidated Financial Statements. Employee benefits increased $163,000, or 0.6%, due primarily to increased retirement plan expenses, offset by lower healthcare expenses as the Corporation changed to a lower cost healthcare provider in 2005. See additional discussion of certain retirement plans in Note L, “Employee Benefit Plans”, in the Notes to Consolidated Financial Statements.
Net occupancy expense increased $1.8 million, or 8.4%. The increase resulted from the expansion of the branch network and the addition of new office space for certain affiliates. Equipment expense decreased $396,000, or 4.1%, in 2005, due to lower depreciation expense for equipment as items became fully depreciated, offset partially by increases due to additions for branch network and office expansions.
Data processing expense decreased $324,000, or 3.0%, reflecting the Corporation’s success over the past few years in renegotiating key processing contracts with certain vendors, most notably an automated teller service provider in 2005. Advertising expense increased $1.2 million, or 18.3%, mainly due to growth in retail promotional campaigns.
Intangible amortization decreased $785,000, or 18.1%. Intangible amortization consists of the amortization of unidentifiable intangible assets related to branch and loan acquisitions, core deposit intangible assets and other identified intangible assets. The decrease in 2005 was related to lower amortization related to core deposit intangible assets, which are amortized on an accelerated basis over the estimated life of the acquired core deposits.
Other expense increased $2.2 million, or 4.6%, in 2005 mainly due to a $2.2 million legal reserve recorded during the fourth quarter of 2005 related to a settlement of a lawsuit, which is subject to court approval. The suit alleged that Resource Bank violated the Telephone Consumer Protection Act (TCPA), prior to being acquired by Fulton Financial in April 2004. For further details, see Note O, “Commitments and Contingencies”, in the Notes to Consolidated Financial Statements.
2004 vs. 2003
Other Income
Total other income increased $4.5 million, or 3.3%, from $134.4 million in 2003 to $138.9 million in 2004. Excluding investment securities gains, other income increased $6.6 million, or 5.8%, in 2004. The acquisition of Resource contributed $14.4 million to total other income in 2004. Premier did not have a significant impact on other income growth in 2004. The discussion that follows, unless otherwise noted, addresses changes in other income, excluding acquisitions.
Investment management and trust services income grew $68,000, or 0.2%, in 2004. Brokerage revenue increased $484,000, or 4.1%, while trust commission income decreased $416,000, or 1.9%.
Total service charges on deposit accounts increased $566,000, or 1.5%, in 2004. Overdraft fees increased $979,000, or 6.4%, and cash management fees increased only $39,000, or 0.5%, due to the low interest rate environment making cash management services less attractive for smaller business customers.
Other service charges and fees increased $1.4 million, or 7.2%, in 2004. The increase was driven by growth in letter of credit fees, merchant fees and debit card fees. Letter of credit fees increased $104,000, or 3.1%, and merchant fees increased $370,000, or 8.2%, all as a result of an increased focus on growing these business lines. Debit card fees increased $494,000, or 9.7%, due to an increase in transaction volume.
Gains on sales of loans decreased $10.8 million, or 57.0%. The decrease was due to the increase in interest rates from their historic lows and the resulting reduction in the level of mortgage refinancing activity. Other income increased $254,000, or 6.0%, in 2004.
Including the impact of acquisitions, investment securities gains decreased $2.1 million, or 10.8%. Investment securities gains included realized gains on the sale of equity securities of $14.8 million, reflecting the general improvement in the equity markets and bank stocks in particular, and $3.1 million on the sale of debt securities, which were generally sold to take advantage of the interest rate environment. These gains were offset by write-downs of $137,000 in 2004 for specific equity securities deemed to exhibit other than temporary impairment in value.
Other Expenses
Total other expenses increased $43.9 million, or 18.8%, in 2004, including $30.0 million due to acquisitions. The discussion that follows addresses changes in other expenses, excluding acquisitions.
Salaries and employee benefits increased $11.5 million, or 8.5%. The salary expense component increased $6.4 million, or 5.7%, driven by normal salary increases for existing employees, as total average full-time equivalent employees remained relatively consistent at approximately 2,900. Employee benefits increased $5.1 million, or 21.7%, driven mainly by increases in healthcare costs and retirement plan expenses.

Net occupancy expense increased $1.4 million, or 7.0%, to $20.9 million. The increase resulted from the expansion of the branch network and the addition of new office space for certain affiliates. Equipment expense decreased $1.0 million, or 9.9%, mainly in depreciation, as certain equipment became fully depreciated.
Data processing expense decreased $651,000, or 5.8%, due to the successful renegotiation of key processing contracts with certain vendors. Advertising expense decreased $76,000, or 1.3%, due to efforts to control these discretionary expenses.
Intangible amortization increased $1.7 million, or 116.4%. The increase in 2004 primarily resulted from the amortization of intangible assets related to the acquisition of an agriculture loan portfolio in December 2003.
Other expense increased $916,000, or 2.1%, as a result of compliance costs associated with the provisions of the Sarbanes-Oxley Act of 2002. These costs were realized in external audit fees, which increased from $363,000 in 2003 to $1.6 million in 2004, as well as an additional $400,000 in consulting expense during 2004. These cost increases were offset by reductions in operating risk loss, other real estate expenses and legal fees.
Income Taxes
Income taxes increased $6.7 million, or 10.3%, in 2005 and $5.6 million, or 9.5%, in 2004. The Corporation’s effective tax rate (income taxes divided by income before income taxes) remained fairly stable at 30.1%, 30.2% and 30.2% in 2005, 2004 and 2003, respectively. In general, the variances from the 35% Federal statutory rate consisted of tax-exempt interest income and investments in low and moderate income housing partnerships (LIH Investments), which generate Federal tax credits. Net credits were $4.9 million, $4.5 million and $4.0 million in 2005, 2004 and 2003, respectively.
For additional information regarding income taxes, see Note K, “Income Taxes”, in the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION
Total assets increased $1.2 billion, or 11.1%, to $12.4 billion at December 31, 2005, from $11.2 billion at December 31, 2004. Excluding the SVB acquisition in July 2005, total assets increased $650.5 million, or 5.8%. During 2005, increases in deposits and proceeds from short and long-term borrowings were used to fund loan growth. Total loans, net of the allowance for loan losses, increased $887.6 million, or 11.9% ($585.9 million, or 7.9%, excluding the acquisition of SVB). Total deposits increased $909.3 million, or 11.5%, to $8.8 billion at December 31, 2005 ($435.8 million, or 5.5%, excluding the acquisition of SVB), and total borrowings increased $280.5 million, or 14.9% ($255.8 million, or 13.6%, excluding the acquisition of SVB).
The table below presents a condensed ending balance sheet for the Corporation, adjusted for the balances recorded for the 2005 acquisition of SVB, in comparison to 2004 ending balances.

	2005			2004	Increase (decrease) (3)
	Fulton		Fulton
	Financial	SVB Financial	Financial	Fulton
	Corporation	Services, Inc.	Corporation	Financial
	(As Reported)	(1)	(2)	Corporation	$	%
	(dollars in thousands)
Assets:

Cash and due from banks	$368,043	$20,035	$348,008	$278,065	$69,943	25.2%
Other earning assets	275,310	61,046	214,264	246,192	(31,928)	(13.0)
Investment securities	2,562,145	124,916	2,437,229	2,449,859	(12,630)	(0.5)
Loans, net allowance	8,331,881	301,660	8,030,221	7,444,288	585,933	7.9
Premises and equipment	170,254	9,345	160,909	146,911	13,998	9.5
Goodwill and intangible assets	448,422	63,273	385,149	389,322	(4,173)	(1.1)
Other assets	245,500	10,608	234,892	205,511	29,381	14.3

Total Assets	$12,401,555	$590,883	$11,810,672	$11,160,148	$650,524	5.8%

Liabilities and Shareholders’ Equity:

Deposits	$8,804,839	$473,490	$8,331,349	$7,895,524	$435,825	5.5%
Short-term borrowings	1,298,962	—	1,298,962	1,194,524	104,438	8.7
Long-term debt	860,345	24,710	835,635	684,236	151,399	22.1
Other liabilities	154,438	2,290	152,148	141,777	10,371	7.3

Total Liabilities	11,118,584	500,490	10,618,094	9,916,061	$702,033	7.1

Shareholders’ equity	1,282,971	90,393	1,192,578	1,244,087	(51,509)	(4.1)

Total Liabilities and Shareholders’ Equity	$12,401,555	$590,883	$11,810,672	$11,160,148	$650,524	5.8%

(1)	Balances recorded for the July 1, 2005 acquisition of SVB Financial Services, Inc.

(2)	Excluding balances recorded for SVB Financial Services, Inc.

(3)	Fulton Financial Corporation, excluding balances recorded for SVB Financial Services, Inc. as compared to 2004.

Loans
The following table presents loans outstanding, by type, as of the dates shown:

	December 31
	2005	2004	2003	2002	2001
	(in thousands)
Commercial – industrial and financial	$2,044,010	$1,946,962	$1,594,451	$1,489,990	$1,341,280
Commercial – agricultural	331,659	326,176	354,517	189,110	154,100
Real-estate – commercial mortgage	2,831,405	2,461,016	1,992,650	1,527,143	1,428,066
Real-estate – residential mortgage and home equity	1,774,260	1,651,321	1,324,612	1,244,783	1,468,799
Real-estate – construction	851,451	595,567	307,108	248,565	267,627
Consumer	519,094	486,877	496,793	521,431	626,985
Leasing and other	79,738	72,795	77,646	84,063	98,823

	8,431,617	7,540,714	6,147,777	5,305,085	5,385,680
Unearned income	(6,889)	(6,799)	(7,577)	(9,626)	(12,660)

Totals	$8,424,728	$7,533,915	$6,140,200	$5,295,459	$5,373,020

Total loans, net of unearned income, increased $890.9 million, or 11.8%, in 2005 ($586.0 million, or 7.8%, excluding the acquisition of SVB). The internal growth of $586.0 million included increases in total commercial loans ($31.5 million, or 1.4%), commercial mortgage loans ($196.1 million, or 8.0%), construction loans ($255.9 million, or 43.0%), and residential mortgage and home equity loans ($94.0 million, or 5.7%).
In 2004, total loans, net of unearned income, increased $1.4 billion, or 22.7% ($521.7 million, or 8.5%, excluding the 2004 acquisitions of Resource and First Washington). The internal growth of $521.7 million included increases in total commercial loans ($148.5 million, or 7.6%), commercial mortgage loans ($183.7 million, or 9.2%), construction loans ($11.5 million, or 3.8%), and residential mortgages and home equity loans ($235.0 million, or 17.7%), offset partially by decreases in consumer loans ($50.0 million, or 10.0%) and leasing and other loans ($4.9 million, or 6.2%). In both 2005 and 2004, the Corporation experienced strong overall loan growth as a result of favorable economic conditions and interest rates.
Investment Securities
The following table presents the carrying amount of investment securities held to maturity (HTM) and available for sale (AFS) as of the dates shown:

	December 31
	2005			2004			2003
	HTM	AFS	Total	HTM	AFS	Total	HTM	AFS	Total
	(in thousands)
Equity securities	$—	$135,532	$135,532	$—	$170,065	$170,065	$—	$212,352	$212,352
U.S. Government securities	—	35,118	35,118	—	68,449	68,449	—	76,422	76,422
U.S. Government sponsored agency securities	7,512	205,182	212,694	6,903	60,476	67,379	7,728	6,017	13,745
State and municipal	5,877	438,987	444,864	10,658	332,455	343,113	4,462	298,030	302,492
Corporate debt securities	—	65,834	65,834	650	71,127	71,777	640	28,656	29,296
Mortgage-backed securities	4,869	1,663,234	1,668,103	6,790	1,722,286	1,729,076	10,163	2,282,680	2,292,843

Totals	$18,258	$2,543,887	$2,562,145	$25,001	$2,424,858	$2,449,859	$22,993	$2,904,157	$2,927,150

Total investment securities increased $112.3 million, or 4.6% (decreased $12.6 million, or 0.5%, excluding the acquisition of SVB), to a balance of $2.6 billion at December 31, 2005. In 2004, investment securities decreased $477.3 million, or 16.3%, to reach a balance of $2.4 billion. The decrease in 2004 resulted from maturities and prepayments that were not reinvested due to rising short-term interest rates.

The Corporation classified 99.3% of its investment portfolio as available for sale at December 31, 2005 and, as such, these investments were recorded at their estimated fair values. As short-term interest rates increased throughout the year, the net unrealized loss on non-equity available for sale investment securities increased $38.8 million from a net unrealized loss of $21.1 million at December 31, 2004 to a net unrealized loss of $59.9 million at December 31, 2005.
At December 31, 2005, equity securities consisted of Federal Home Loan Bank (FHLB) and other government agency stock ($57.3 million), stocks of other financial institutions ($71.0 million) and mutual funds ($7.2 million). The bank stock portfolio has historically been a source of capital appreciation and realized gains ($5.8 million in 2005, $14.8 million in 2004 and $17.3 million in 2003). Management periodically sells bank stocks when, in its opinion, valuations and market conditions warrant such sales.
Other Assets
Cash and due from banks increased $90.0 million, or 32.4% ($69.9 million, or 25.2%, excluding the acquisition of SVB), in 2005, following a $22.9 million, or 7.6%, decrease in 2004. Because of the daily fluctuations that result in the normal course of business, cash is more appropriately analyzed in terms of average balances. On an average balance basis, cash and due from banks increased $30.4 million, or 9.6%, from $316.2 million in 2004 to $346.5 million in 2005, following a $36.2 million, or 12.9%, increase in 2004. The increase in both years resulted from acquisitions and growth in the Corporation’s branch network.
Premises and equipment increased $23.3 million, or 15.9%, in 2005 to $170.3 million, which included $9.3 million as a result of the acquisition of SVB. The remaining increase reflects additions primarily for the construction of various new branch and office facilities.
Goodwill and intangible assets increased $59.1 million, or 15.2%, in 2005 primarily due to the acquisition of SVB, following a $244.5 million, or 168.9%, increase in 2004, also as a result of acquisitions. Other assets increased $40.0 million, or 19.5%, in 2005 to $245.5 million, including $10.6 million as a result of the acquisition of SVB. The increase in other assets was due primarily to an increase in the net deferred tax asset due to increases in unrealized losses on investment securities, an increase in accrued interest receivable related to increases in loans and interest rates, and the additional funding of the defined benefit pension plan in 2005, offset by a decrease in LIH Investments due to amortization of existing investments.
Deposits and Borrowings
Deposits increased $909.3 million, or 11.5%, to $8.8 billion at December 31, 2005 ($435.8 million, or 5.5%, excluding the acquisition of SVB). This compares to an increase of $1.1 billion, or 16.9%, in 2004 ($118.9 million, or 1.8%, excluding the 2004 acquisitions of Resource and First Washington). As in the prior year, the trend during the first half of 2005 was strong growth in core demand and savings accounts, offset by declines in time deposits. In the second half of 2005, consumers began increasing investments in time deposits due to rising long-term rates, resulting in an overall increase in time deposits for 2005. If longer-term rates continue to increase in the future, a shift in deposit funds to higher cost time deposits could occur.
During 2005, total demand deposits increased $300.4 million, or 10.0% ($147.5 million, or 4.9%, excluding the acquisition of SVB), savings deposits increased $208.3 million, or 10.9% ($36.5 million, or 1.9%, excluding the acquisition of SVB), and time deposits increased $400.7 million, or 13.5% ($251.9 million, or 8.5%, excluding the acquisition of SVB).
During 2004, demand deposits increased $457.1 million, or 17.9% ($234.6 million, or 10.8%, excluding the 2004 acquisitions of Resource and First Washington), savings deposits increased $165.7 million, or 9.5% ($58.7 million, or 3.8%, excluding the 2004 acquisitions of Resource and First Washington), and time deposits increased $520.9 million, or 21.3% (decrease of $174.5 million, or 7.2%, excluding the 2004 acquisitions of Resource and First Washington). The trend in 2004 was strong growth in core demand and savings accounts due to consumers favoring banks over the equity markets. In addition, the relatively low interest rate environment resulted in consumers favoring demand and savings products over time deposits, as incremental long-term rates were not attractive.
Short-term borrowings, which consist mainly of Federal funds purchased and customer cash management accounts, increased $104.4 million, or 8.7%, in 2005 after decreasing $202.2 million, or 14.5%, in 2004 ($329.9 million, or 23.6%, excluding the 2004 acquisitions of Resource and First Washington). The increase in 2005 was due to purchases of Federal funds as loan growth outpaced deposit increases, offset by decreases in customer cash management accounts. In 2004, the decrease was due to strategies to reduce overnight Federal funds purchased in a rising rate environment. Long-term debt increased $176.1 million, or 25.7% ($151.4 million, or 22.1%, excluding the acquisition of SVB), primarily due to the Corporation’s issuance of $100.0 million of ten-year subordinated notes in March 2005, and partially due to an increase in Federal Home Loan Bank advances.
Other Liabilities
Other liabilities increased $12.7 million, or 8.9% ($10.4 million, or 7.3%, excluding the acquisition of SVB), following a $38.6 million, or 37.5%, increase in 2004. The increase in 2005 was primarily attributable to an increase in dividends payable to shareholders ($3.0 million), an increase in the fair value of derivative financial instruments ($5.9 million), and the additional legal accrual for the TCPA lawsuit ($2.2 million). The increase in 2004 was primarily attributable to additional equity commitments for low-income housing projects ($9.2 million increase), an increase in accrued retirement benefits ($2.4 million) and an increase in dividends payable to shareholders ($2.5 million).
Shareholders’ Equity
Total shareholders’ equity increased $38.9 million, or 3.1%, to $1.3 billion, or 10.3% of ending total assets, as of December 31, 2005. This growth was due primarily to 2005 net income of $166.1 million, offset by dividends to shareholders of $88.5 million. In addition, equity increased $66.6 million for stock issued for the SVB acquisition, decreased $85.2 million for treasury stock purchases, and decreased $30.5 million as a result of increased unrealized losses on investment securities.
The Corporation periodically implements stock repurchase plans for various corporate purposes. In addition to evaluating the financial benefits of implementing repurchase plans, management also considers liquidity needs, the current market price per share and regulatory limitations. In 2002, the Board of Directors approved a stock repurchase plan for 7.3 million shares, which was extended through June 30, 2004. During 2004, 1.6 million shares were repurchased under this plan. On June 15, 2004, the Board of Directors approved a stock repurchase plan for 5.0 million shares through December 31, 2004. During 2004, 3.1 million shares were repurchased under this plan, including 1.3 million shares acquired under an “Accelerated Share Repurchase” program (ASR). On December 21, 2004, the Board of Directors extended the stock repurchase plan through June 30, 2005 and increased the total number of shares that could be repurchased to 5.0 million. No shares were purchased under this extended plan in 2004. During 2005, 4.3 million shares were repurchased under this plan through an ASR.
Under an ASR, the Corporation repurchases shares immediately from an investment bank rather than over time. The investment bank, in turn, repurchases shares on the open market over a period that is determined by the average daily trading volume of the Corporation’s shares, among other factors. For the ASR in effect at December 31, 2005, which was implemented in the second quarter of 2005, the Corporation settled its position with the investment bank at the termination of the ASR by paying cash in an amount representing the difference between the initial prices paid and the actual price of the shares repurchased. The Corporation completed the ASR in February of 2006, and paid the investment bank a total of $3.4 million for this difference.
The Corporation and its subsidiary banks are subject to regulatory capital requirements administered by various banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital to average assets (as defined). As of December 31, 2005, the Corporation and each of its bank subsidiaries met the minimum capital requirements. In addition, the Corporation and each of its bank subsidiaries’ capital ratios exceeded the amounts required to be considered “well-capitalized” as defined in the regulations. See also Note J, “Regulatory Matters”, in the Notes to Consolidated Financial Statements.

Contractual Obligations and Off-Balance Sheet Arrangements
The Corporation has various financial obligations that require future cash payments. These obligations include the payment of liabilities recorded on the Corporation’s balance sheet as well as contractual obligations for purchased services or for operating leases. The following table summarizes significant contractual obligations to third parties, by type, that are fixed and determinable at December 31, 2005:

	Payments Due In
	One Year	One to	Three to	Over Five
	or Less	Three Years	Five Years	Years	Total
	(in thousands)
Deposits with no stated maturity (a)	$5,435,119	$—	$—	$—	$5,435,119
Time deposits (b)	1,894,744	969,418	211,047	294,511	3,369,720
Short-term borrowings (c)	1,298,962	—	—	—	1,298,962
Long-term debt (c)	33,734	289,282	128,238	409,091	860,345
Operating leases (d)	10,437	17,356	11,329	33,186	72,308
Purchase obligations (e)	13,719	25,736	14,349	—	53,804

(a)	Includes demand deposits and savings accounts, which can be withdrawn by customers at any time.

(b)	See additional information regarding time deposits in Note H, “Deposits”, in the Notes to Consolidated Financial Statements.

(c)	See additional information regarding borrowings in Note I, “Short-Term Borrowings and Long-Term Debt”, in the Notes to Consolidated Financial Statements.

(d)	See additional information regarding operating leases in Note N, “Leases”, in the Notes to Consolidated Financial Statements.

(e)	Includes significant information technology, telecommunication and data processing outsourcing contracts. Variable obligations, such as those based on transaction volumes, are not included.
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
The following table presents the Corporation’s commitments to extend credit and letters of credit as of December 31, 2005 (in thousands):

Commercial mortgage, construction and land development	$829,769
Home equity	494,872
Credit card	382,415
Commercial and other	2,028,997
Total commitments to extend credit	$3,736,053

Standby letters of credit	$599,191
Commercial letters of credit	23,037
Total letters of credit	$622,228

CRITICAL ACCOUNTING POLICIES
The following is a summary of those accounting policies that the Corporation considers to be most important to the portrayal of its financial condition and results of operations, as they require management’s most difficult judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.
Allowance and Provision for Loan Losses – The Corporation accounts for the credit risk associated with its lending activities through the allowance and provision for loan losses. The allowance is an estimate of the losses inherent in the loan portfolio as of the balance sheet date. The provision is the periodic charge to earnings, which is necessary to adjust the allowance to its proper balance. On a quarterly basis, the Corporation assesses the adequacy of its allowance through a methodology that consists of the following:
-	Identifying loans for individual review under Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (Statement 114). In general, these consist of large balance commercial loans and commercial mortgages that are rated less than “satisfactory” based upon the Corporation’s internal credit-rating process.
-	Assessing whether the loans identified for review under Statement 114 are “impaired”. That is, whether it is probable that all amounts will not be collected according to the contractual terms of the loan agreement.
-	For loans identified as impaired, calculating the estimated fair value, using observable market prices, discounted cash flows or the value of the underlying collateral.
-	Classifying all non-impaired large balance loans based on credit risk ratings and allocating an allowance for loan losses based on appropriate factors, including recent loss history for similar loans.
-	Identifying all smaller balance homogeneous loans for evaluation collectively under the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (Statement 5). In general, these loans include residential mortgages, consumer loans, installment loans, smaller balance commercial loans and mortgages and lease receivables.
-	Statement 5 loans are segmented into groups with similar characteristics and an allowance for loan losses is allocated to each segment based on recent loss history and other relevant information.
-	Reviewing the results to determine the appropriate balance of the allowance for loan losses. This review gives additional consideration to factors such as the mix of loans in the portfolio, the balance of the allowance relative to total loans and non-performing assets, trends in the overall risk profile of the portfolio, trends in delinquencies and non-accrual loans and local and national economic conditions.
-	An unallocated allowance is maintained to recognize the inherent imprecision in estimating and measuring loss exposure.

-	Documenting the results of its review in accordance with SAB 102.
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
Goodwill is not amortized to expense, but is evaluated at least annually for impairment. The Corporation completes its annual goodwill impairment test as of October 31st of each year. The Corporation tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units. A fair value is then determined for each reporting unit. If the fair values of the reporting units exceed their book values, no write-down of the recorded goodwill is necessary. If the fair values are less than the book values, an additional valuation procedure is necessary to assess the proper carrying value of the goodwill. The Corporation determined that no impairment write-offs were necessary during 2005, 2004 and 2003.
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
If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, an impairment test between annual tests is necessary. Such events may include adverse changes in legal factors or in the business climate, adverse actions by a regulator, unauthorized competition, the loss of key employees, or similar events. The Corporation has not performed an interim goodwill impairment test during the past three years as no such events have occurred. However, such an interim test could be necessary in the future.
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
The Corporation must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. The Corporation has determined that a valuation allowance is not required for deferred tax assets as of December 31, 2005, except in the case of deferred tax benefits related to state income tax net operating losses. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Corporation’s financial statements. See also Note K, “Income Taxes”, in the Notes to Consolidated Financial Statements.
Recent Accounting Pronouncements
Note A, “Summary of Significant Accounting Policies”, in the Notes to Consolidated Financial Statements discusses the expected impact of recently issued accounting standards adopted by the Corporation.

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
Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s equity investments consist of common stocks of publicly traded financial institutions, U.S. Government sponsored agency stocks and money market mutual funds. The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had a cost basis of approximately $72.6 million and a fair value of $71.0 million at December 31, 2005. Gross unrealized gains in this portfolio were approximately $2.0 million at December 31, 2005.
Although the carrying value of the financial institutions stocks accounted only for 0.6% of the Corporation’s total assets, any unrealized gains in the portfolio represent a potential source of revenue. The Corporation has a history of realizing gains from this portfolio and, if values were to decline more significantly than the current year, this revenue could materially be impacted.
Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the companies. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation’s equity securities are classified as trading. Future cash flows from these investments are not provided in the table on page 39 as such investments do not have maturity dates.
The Corporation has evaluated, based on existing accounting guidance, whether any unrealized losses on individual equity investments constituted “other-than-temporary” impairment, which would require a write-down through a charge to earnings. Based on the results of such evaluations, the Corporation recorded write-downs of $65,000 in 2005, $137,000 in 2004 and $3.3 million in 2003 for specific equity securities which were deemed to exhibit other-than-temporary impairment in value. Through December 31, 2005, gains of approximately $2.5 million had been realized on the sale of investments previously written down and, as of December 31, 2005, the impaired securities still held in the portfolio had recovered approximately $286,000 of the original write-down amount. Additional impairment charges may be necessary depending upon the performance of the equity markets in general and the performance of the individual investments held by the Corporation. See also Note C, “Investment Securities”, in the Notes to Consolidated Financial Statements.
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
The Corporation’s sources and uses of cash were discussed in general terms in the “Overview” section of Management’s Discussion. The consolidated statements of cash flows provide additional information. The Corporation generated $146.5 million in cash from operating activities during 2005, mainly due to net income. Investing activities resulted in a net cash outflow of $588.5 million, compared to a net cash inflow of

$184.9 million in 2004. In 2005, reinvestments in the investment securities portfolio and the net increase in the loan portfolio exceeded proceeds from maturities and sales of investment securities. In 2004, funds provided by investment maturities and sales of investment securities were greater than the reinvestments in investment securities and the net increase in the loan portfolio. Financing activities resulted in net cash proceeds of $532.0 million in 2005, compared to a net cash usage of $384.7 million in 2004 as net funds were provided by increases in deposits, primarily time deposits as a result of increasing rates, as well as short-term borrowings and long-term debt. In 2004, funds provided by maturing investments were used to reduce short-term borrowings.
Liquidity must also be managed at the Fulton Financial Corporation parent company level. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from subsidiary banks to the Parent Company in the form of loans and dividends. Generally, these limitations are based on the subsidiary banks’ regulatory capital levels and their net income. Prior to 2004, the Parent Company had been able to meet its cash needs through normal, allowable dividends and loans. However, as a result of increased acquisition activity and stock repurchase plans, the Parent Company’s cash needs increased, requiring additional sources of funds.
In 2005, the Corporation issued $100.0 million of ten-year subordinated notes, which mature April 1, 2015 and carry a fixed rate of 5.35%. Interest is paid semi-annually, commencing in October 2005. In 2004, the Parent Company entered into a revolving line of credit agreement with an unaffiliated bank. Under the terms of the agreement, the Parent Company can borrow up to $50.0 million with interest calculated at the one-month London Interbank Offering Rate (LIBOR) plus 0.27%. The credit agreement requires the Corporation to maintain certain financial ratios related to capital strength and earnings. As of December 31, 2005 there were no borrowings outstanding under the agreement. The Corporation was in compliance with all required covenants under the credit agreement as of December 31, 2005.
In January 2006, the Corporation purchased all of the common stock of a new Delaware business trust, Fulton Capital Trust I, which was formed for the purpose of issuing $150.0 million of trust preferred securities at an effective rate of approximately 6.50%. In connection with this transaction the Parent Company issued $154.6 million of junior subordinated deferrable interest debentures to the trust. These debentures carry the same rate and mature on February 1, 2036.
These borrowings, most notably the revolving line of credit agreement, supplement the liquidity available from subsidiaries through dividends and provide some flexibility in Parent Company cash management. Management continues to monitor the liquidity and capital needs of the Parent Company and will implement appropriate strategies, as necessary, to remain well-capitalized and to meet its cash needs.
In addition to its normal recurring and operating cash needs, the Parent Company also paid cash for a portion of the Columbia Bancorp acquisition, which was completed on February 1, 2006. Based on the terms of the merger agreement, the Parent Company paid approximately $150 million in cash to consummate the acquisition. For further details, see Note Q, “Mergers and Acquisitions”, in the Notes to Consolidated Financial Statements.
At December 31, 2005, liquid assets (defined as cash and due from banks, short-term investments, Federal funds sold, mortgages available for sale, securities available for sale, and non-mortgage-backed securities held to maturity due in one year or less) totaled $3.2 billion, or 25.5% of total assets. This compares to $3.0 billion, or 26.5% of total assets, at December 31, 2004.

The following tables present the maturities of investment securities at December 31, 2005 and the weighted average yields of such securities (calculated based on historical cost):
HELD TO MATURITY (at amortized cost)

	MATURING
			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
U.S. Government sponsored agency securities	$—	—	$7,512	3.98%	$—	—	$—	—
State and municipal (1)	4,540	3.95	991	5.13	346	5.42	—	—

Totals	$4,540	3.95%	$8,503	4.11%	$346	5.42%	$—	—

Mortgage-backed securities (2)	$4,869	6.16%

AVAILABLE FOR SALE (at estimated fair value)

	MATURING
			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
U.S. Government securities	$35,118	3.66%	$—	—	$—	—	$—	—
U.S. Government sponsored agency securities	24,732	3.65	174,404	4.82	6,046	5.11	—	—
State and municipal (1)	47,341	4.99	190,300	4.57	176,450	5.18	24,896	6.98
Other securities	100	7.51	2,029	4.51	2,329	7.70	61,376	7.54

Totals	$107,291	4.25%	$366,733	4.69%	$184,825	5.20%	$86,272	7.38%

Mortgage-backed securities (2)	$1,663,234	3.84%

(1)	Weighted average yields on tax-exempt securities have been computed on a fully tax-equivalent basis assuming a tax rate of 35 percent.

(2)	Maturities for mortgage-backed securities are dependent upon the interest rate environment and prepayments on the underlying loans. For the purpose of this table, the entire balance and weighted average rate is shown in one period.
The Corporation’s investment portfolio consists mainly of mortgage-backed securities which have stated maturities that may differ from actual maturities due to borrowers’ ability to prepay obligations. Cash flows from such investments are dependent upon the performance of the underlying mortgage loans, and are generally influenced by the level of interest rates. As rates increase, cash flows generally decrease as prepayments on the underlying mortgage loans decrease. As rates decrease, cash flows generally increase as prepayments increase. The Corporation invests primarily in five and seven-year balloon mortgage-backed securities to limit interest rate risk and promote liquidity.

The following table presents the approximate contractual maturity and interest rate sensitivity of certain loan types, excluding consumer loans and leases, subject to changes in interest rates as of December 31, 2005:

		One
	One Year	Through	More Than
	or Less	Five Years	Five Years	Total
	(in thousands)
Commercial, financial and agricultural:
Floating rate	$491,639	$667,365	$645,234	$1,804,238
Fixed rate	224,145	274,652	72,634	571,431

Total	$715,784	$942,017	$717,868	$2,375,669

Real-estate – mortgage:
Floating rate	$516,839	$1,375,377	$1,189,013	$3,081,229
Fixed rate	305,984	887,971	330,481	1,524,436

Total	$822,823	$2,263,348	$1,519,494	$4,605,665

Real-estate – construction:
Floating rate	$489,646	$140,433	$77,081	$707,160
Fixed rate	66,163	31,601	46,527	144,291

Total	$555,809	$172,034	$123,608	$851,451

From a funding standpoint, the Corporation has been able to rely over the years on a stable base of “core” deposits. Even though the Corporation has experienced notable changes in the composition and interest sensitivity of this deposit base, it has been able to rely on this base to provide needed liquidity. In addition, the Corporation issues certificates of deposits in various denominations, including jumbo time deposits, and repurchase agreements as potential sources of liquidity.
Contractual maturities of time deposits of $100,000 or more outstanding at December 31, 2005 are as follows (in thousands):

Three months or less	$179,168
Over three through six months	153,169
Over six through twelve months	188,586
Over twelve months	228,672

Total	$749,595

Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. At December 31, 2005, the Corporation had $717.0 million in term advances from the FHLB with an additional $1.5 billion of borrowing capacity (including both short-term funding on its lines of credit and long-term borrowings). This availability, along with Federal funds lines at various correspondent banks, provides the Corporation with additional liquidity.

The following table provides information about the Corporation’s interest rate sensitive financial instruments. The table presents expected cash flows and weighted average rates for each significant interest rate sensitive financial instrument, by expected maturity period (dollars in thousands).

	Expected Maturity Period							Estimated
	2006	2007	2008	2009	2010	Beyond	Total	Fair Value
Fixed rate loans (1)	$756,382	$546,456	$429,512	$310,072	$201,492	$454,056	$2,697,970	$2,626,660
Average rate	6.20%	6.05%	6.01%	6.19%	6.33%	6.03%	6.12%
Floating rate loans (6)	1,524,818	769,190	588,158	504,913	412,056	1,908,322	5,707,457	5,676,553
Average rate	7.41%	7.10%	7.11%	7.15%	6.77%	6.65%	7.01%

Fixed rate investments (2)	530,372	367,649	393,745	327,122	503,492	299,766	2,422,146	2,362,579
Average rate	3.82%	3.94%	3.71%	3.71%	3.83%	4.80%	3.93%
Floating rate investments (2)	—	314	2,319	157	588	61,170	64,548	64,318
Average rate	—	4.09%	4.54%	4.27%	5.36%	4.40%	4.41%

Other interest-earning assets	275,310	—	—	—	—	—	275,310	275,310
Average rate	7.05%	—	—	—	—	—	7.05%

Total	$3,086,882	$1,683,609	$1,413,734	$1,142,264	$1,117,628	$2,723,314	$11,167,431	$11,005,420
Average rate	6.46%	6.07%	5.83%	5.90%	5.36%	6.29%	6.11%

Fixed rate deposits (3)	$1,916,176	$735,858	$218,553	$89,483	$109,975	$274,563	$3,344,608	$3,321,800
Average rate	3.31%	3.92%	3.68%	3.95%	4.44%	4.26%	3.60%
Floating rate deposits (4)	1,846,132	290,231	240,226	240,226	233,311	2,615,166	5,465,292	5,465,292
Average rate	2.02%	0.89%	0.70%	0.70%	0.66%	0.52%	1.07%

Fixed rate borrowings (5)	623,843	110,408	226,243	43,307	89,330	123,198	1,216,329	1,227,413
Average rate	3.14%	4.37%	4.98%	4.77%	5.92%	5.23%	4.07%
Floating rate borrowings	939,096	—	—	—	—	1,224	940,320	940,320
Average rate	4.37%	—	—	—	—	7.66%	4.37%

Total	$5,325,247	$1,136,497	$685,022	$373,016	$432,616	$3,014,151	$10,966,549	$10,954,825
Average rate	3.03%	3.19%	3.06%	1.95%	2.71%	1.06%	2.46%

Assumptions:

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments.

(2)	Amounts are based on contractual maturities; adjusted for expected prepayments on mortgage-backed securities and expected call on agency and municipal securities.

(3)	Amounts are based on contractual maturities of time deposits.

(4)	Money market, Super NOW, NOW and savings accounts are allocated based on history of deposit flows.

(5)	Amounts are based on contractual maturities of Federal Home Loan Bank advances, adjusted for possible calls.

(6)	Floating rate loans include adjustable rate commercial mortgages.
The preceding table and discussion addressed the liquidity implications of interest rate risk and focused on expected cash flows from financial instruments. Expected maturities, however, do not necessarily reflect the net interest income impact of interest rate changes. Certain financial instruments, such as adjustable rate loans, have repricing periods that differ from expected cash flows. Fair market value adjustments related to acquisitions are not included in the preceding table.
In addition to the interest rate sensitive instruments included in the preceding table, the Corporation also had interest rate swaps with a notional amount of $280 million as of December 31, 2005. These swaps were used to hedge certain long-term fixed rate certificates of deposit. The terms of the certificates of deposit and the interest rate swaps mirror each other and were committed to simultaneously. Under the terms of the agreements, the Corporation is the fixed rate receiver and the floating rate payer (generally tied to the three month London Interbank Offering Rate, or LIBOR, a common index used for setting rates between financial institutions). The combination of the interest rate swaps and the issuance of the certificates of deposit generates long-term floating rate funding for the Corporation. As of December 31, 2005, the Corporation’s weighted average receive and pay rates were 4.19% and 4.34%, respectively.

The Corporation entered into a forward-starting interest rate swap with a notional amount of $150 million in October 2005 in anticipation of the January 2006 issuance of trust preferred securities. This was accounted for as a cash flow hedge as it hedges the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. The total amount paid in January 2006 as settlement of the forward-starting interest rate swap was $5.5 million.
The Corporation uses three complementary methods to measure and manage interest rate risk. They are static gap analysis, simulation of earnings, and estimates of economic value of equity.
Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into repricing periods. The sum of assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits having non-contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans and for mortgage-backed securities includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative six-month gap to plus or minus 15% of total earning assets. The cumulative six-month gap as of December 31, 2005 was negative 1.18%. The cumulative six-month ratio of rate sensitive assets to rate sensitive liabilities (RSA/RSL) as of December 31, 2005 was 0.97. The following is a summary of the interest sensitivity gaps for six and twelve month intervals as of December 31, 2005:

		Twelve
	Six Months	Months
Cumulative RSA/RSL	0.97	0.95

Cumulative GAP (% of earning assets)	(1.18)%	(2.69)%
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

	Annual change
	in net interest
Rate Shock	income	% Change
+300 bp	+ $11.0 million	+2.6%
+200 bp	+ $7.5 million	+1.8%
+100 bp	+ $3.9 million	+0.9%
-100 bp	- $10.6 million	-2.6%
-200 bp	- $21.6 million	-5.2%
-300 bp	- $39.1 million	-9.4%
Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point “shock” movement in interest rates. The following table summarizes the expected impact of interest rate shocks on economic value of equity:

	Change in
	economic value
Rate Shock	of equity	% Change
+300 bp	+ $18.5 million	+1.1%
+200 bp	+ $14.5 million	+0.9%
+100 bp	+ $7.7 million	+0.5%
-100 bp	- $29.3 million	-1.8%
-200 bp	- $88.5 million	-5.5%
-300 bp	- $174.4 million	-10.8%
As with any modeling system, the results of the static gap and simulation of net interest income and economic value of equity are a function of the assumptions and projections built into the model. The actual behavior of the financial instruments could differ from these assumptions and projections.
Common Stock
As of December 31, 2005, the Corporation had 157.0 million shares of $2.50 par value common stock outstanding held by 51,000 holders of record. The common stock of the Corporation is traded on the national market system of the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol FULT.
The following table presents the quarterly high and low prices of the Corporation’s common stock and per-share cash dividends declared for each of the quarterly periods in 2005 and 2004. Per-share amounts have been retroactively adjusted to reflect the effect of stock dividends and splits.

	Price Range		Per-Share
	High	Low	Dividend
2005
First Quarter	$18.82	$16.80	$0.132
Second Quarter	18.00	16.46	0.145
Third Quarter	18.90	16.20	0.145
Fourth Quarter	17.75	15.61	0.145

2004
First Quarter	$17.36	$15.89	$0.122
Second Quarter	17.31	15.31	0.132
Third Quarter	17.52	16.00	0.132
Fourth Quarter	18.88	16.84	0.132

Item 8. Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per-share data)

	December 31
	2005	2004
Assets
Cash and due from banks	$368,043	$278,065
Interest-bearing deposits with other banks	31,404	4,688
Federal funds sold	528	32,000
Loans held for sale	243,378	209,504
Investment securities:
Held to maturity (estimated fair value of $18,317 in 2005 and $25,413 in 2004)	18,258	25,001
Available for sale	2,543,887	2,424,858

Loans, net of unearned income	8,424,728	7,533,915
Less: Allowance for loan losses	(92,847)	(89,627)

Net Loans	8,331,881	7,444,288

Premises and equipment	170,254	146,911
Accrued interest receivable	53,261	40,633
Goodwill	418,735	364,019
Intangible assets	29,687	25,303
Other assets	192,239	164,878

Total Assets	$12,401,555	$11,160,148

Liabilities
Deposits:
Noninterest-bearing	$1,672,637	$1,507,799
Interest-bearing	7,132,202	6,387,725

Total Deposits	8,804,839	7,895,524

Short-term borrowings:
Federal funds purchased	939,096	676,922
Other short-term borrowings	359,866	517,602

Total Short-Term Borrowings	1,298,962	1,194,524

Accrued interest payable	38,604	27,279
Other liabilities	115,834	114,498
Federal Home Loan Bank advances and long-term debt	860,345	684,236

Total Liabilities	11,118,584	9,916,061

Shareholders’ Equity
Common stock, $2.50 par value, 600 million shares authorized, 172.3 million shares issued in 2005 and 167.8 million shares issued in 2004	430,827	335,604
Additional paid-in capital	996,708	1,018,403
Retained earnings	138,529	60,924
Accumulated other comprehensive loss	(42,285)	(10,133)
Treasury stock (15.3 million shares in 2005 and 10.7 million shares in 2004), at cost	(240,808)	(160,711)

Total Shareholders’ Equity	1,282,971	1,244,087

Total Liabilities and Shareholders’ Equity	$12,401,555	$11,160,148

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per-share data)

	Year Ended December 31
	2005	2004	2003
Interest Income
Loans, including fees	$517,443	$394,765	$340,375
Investment securities:
Taxable	75,150	76,792	77,450
Tax-exempt	12,114	9,553	10,436
Dividends	4,564	4,023	4,076
Loans held for sale	14,940	8,407	2,953
Other interest income	1,586	103	241

Total Interest Income	625,797	493,643	435,531

Interest Expense
Deposits	140,774	89,779	94,198
Short-term borrowings	34,414	15,182	7,373
Long-term debt	38,031	31,033	29,523

Total Interest Expense	213,219	135,994	131,094

Net Interest Income	412,578	357,649	304,437
Provision for Loan Losses	3,120	4,717	9,705

Net Interest Income After Provision for Loan Losses	409,458	352,932	294,732

Other Income
Investment management and trust services	35,669	34,817	33,898
Service charges on deposit accounts	40,198	39,451	38,500
Other service charges and fees	24,200	20,494	18,860
Gain on sale of mortgage loans	25,468	19,262	18,965
Investment securities gains	6,625	17,712	19,853
Other	12,108	7,128	4,294

Total Other Income	144,268	138,864	134,370

Other Expenses
Salaries and employee benefits	181,889	166,026	138,094
Net occupancy expense	29,275	23,813	19,896
Equipment expense	11,938	10,769	10,505
Data processing	12,395	11,430	11,532
Advertising	8,823	6,943	6,039
Intangible amortization	5,311	4,726	2,059
Other	66,660	53,808	45,526

Total Other Expenses	316,291	277,515	233,651

Income Before Income Taxes	237,435	214,281	195,451
Income Taxes	71,361	64,673	59,084

Net Income	$166,074	$149,608	$136,367

Per-Share Data:
Net Income (Basic)	$1.06	$1.00	$0.97
Net Income (Diluted)	1.05	0.99	0.96
Cash Dividends	0.567	0.518	0.475
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Number of		Additional		Accumulated Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Total
	(dollars in thousands)
Balance at January 1, 2003	139,338,000	$259,943	$493,538	$127,128	$34,801	$(50,531)	$864,879
Comprehensive Income:
Net Income				136,367			136,367
Unrealized loss on securities (net of $5.2 million tax effect)					(9,630)		(9,630)
Less — reclassification adjustment for gains included in net income (net of $6.9 million tax expense)					(12,904)		(12,904)

Total comprehensive income							113,833

Stock dividend - 5%		12,998	79,491	(92,526)			(37)
Stock issued, including related tax benefits	707,000		(3,605)			9,458	5,853
Stock-based compensation awards			2,092				2,092
Stock issued for acquisition of Premier Bancorp, Inc	6,058,000	11,539	76,639				88,178
Acquisition of treasury stock	(4,018,000)					(59,699)	(59,699)
Cash dividends — $0.475 per share				(66,782)			(66,782)

Balance at December 31, 2003	142,085,000	$284,480	$648,155	$104,187	$12,267	$(100,772)	$948,317
Comprehensive Income:
Net Income				149,608			149,608
Unrealized loss on securities (net of $5.6 million tax effect)					(10,329)		(10,329)
Less — reclassification adjustment for gains included in net income (net of $6.2 million tax expense)					(11,513)		(11,513)
Minimum pension liability adjustment (net of $300,000 tax effect)					(558)		(558)

Total comprehensive income							127,208

Stock dividend - 5%		15,278	100,247	(115,615)			(90)
Stock issued, including related tax benefits	1,310,000		(9,141)			19,027	9,886
Stock-based compensation awards			3,900				3,900
Stock issued for acquisition of Resource Bankshares Corporation	11,287,000	21,498	164,365				185,863
Stock issued for acquisition of First Washington FinancialCorp	7,174,000	14,348	110,877				125,225
Acquisition of treasury stock	(4,706,000)					(78,966)	(78,966)
Cash dividends — $0.518 per share				(77,256)			(77,256)

Balance at December 31, 2004	157,150,000	$335,604	$1,018,403	$60,924	$(10,133)	$(160,711)	$1,244,087
Comprehensive Income:
Net Income				166,074			166,074
Unrealized loss on securities (net of $14.1 million tax effect)					(26,219)		(26,219)
Unrealized loss on derivative financial instruments (net of $1.2 million tax effect)					(2,185)		(2,185)
Less — reclassification adjustment for gains included in net income (net of $2.3 million tax expense)					(4,306)		(4,306)
Minimum pension liability adjustment (net of $300,000 tax effect)					558		558

Total comprehensive income							133,922

5-for-4 stock split paid in the form of a 25 % stock dividend		84,046	(84,114)				(68)
Stock issued, including related tax benefits	1,120,000	1,809	4,179			5,071	11,059
Stock-based compensation awards			1,041				1,041
Stock issued for acquisition of SVB Financial Services, Inc.	3,747,000	9,368	57,199				66,567
Acquisition of treasury stock	(5,000,000)					(85,168)	(85,168)
Cash dividends — $0.567 per share				(88,469)			(88,469)

Balance at December 31, 2005	157,017,000	$430,827	$996,708	$138,529	$(42,285)	$(240,808)	$1,282,971

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$166,074	$149,608	$136,367

Adjustments to reconcile net income to net cash provided by
Operating Activities:
Provision for loan losses	3,120	4,717	9,705
Depreciation and amortization of premises and equipment	14,338	12,409	12,379
Net amortization of investment security premiums	5,158	9,906	19,243
Deferred income tax expense	990	816	4,465
Gain on sale of investment securities	(6,625)	(17,712)	(19,853)
Gain on sale of loans	(25,468)	(19,262)	(18,965)
Proceeds from sales of loans held for sale	2,307,004	1,475,000	871,447
Originations of loans held for sale	(2,315,410)	(1,456,465)	(815,291)
Amortization of intangible assets	5,311	4,726	2,059
Stock-based compensation expense	1,041	3,900	2,092
(Increase) decrease in accrued interest receivable	(10,501)	22	11,333
(Increase) decrease in other assets	(1,530)	6,895	(14,595)
Increase (decrease) in accrued interest payable	11,008	(759)	(6,136)
(Decrease) increase in other liabilities	(8,019)	3,089	(7,370)

Total adjustments	(19,583)	27,282	50,513

Net cash provided by operating activities	146,491	176,890	186,880

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	143,806	235,332	521,520
Proceeds from maturities of securities held to maturity	10,846	8,870	18,146
Proceeds from maturities of securities available for sale	666,060	816,834	1,543,992
Purchase of securities held to maturity	(4,403)	(11,402)	(8,514)
Purchase of securities available for sale	(861,897)	(269,776)	(2,445,592)
Decrease (increase) in short-term investments	78,265	(9,188)	19,248
Net increase in loans	(589,053)	(577,403)	(485,332)
Net cash (paid for) received from acquisitions	(3,791)	7,810	17,222
Net purchase of premises and equipment	(28,336)	(16,161)	(4,730)

Net cash (used in) provided by investing activities	(588,503)	184,916	(824,040)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	35,153	293,331	347,665
Net increase (decrease) in time deposits	400,672	(174,453)	(295,760)
Addition to long-term debt	319,606	45,000	90,000
Repayment of long-term debt	(168,207)	(63,509)	(157,360)
Decrease (increase) in short-term borrowings	104,438	(338,845)	757,964
Dividends paid	(85,495)	(74,802)	(64,628)
Net proceeds from issuance of common stock	10,991	7,537	5,087
Acquisition of treasury stock	(85,168)	(78,966)	(59,699)

Net cash provided by (used in) financing activities	531,990	(384,707)	623,269

Net Increase (Decrease) in Cash and Due From Banks	89,978	(22,901)	(13,891)
Cash and Due From Banks at Beginning of Year	278,065	300,966	314,857

Cash and Due From Banks at End of Year	$368,043	$278,065	$300,966

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$202,211	$136,753	$137,230
Income taxes	60,539	54,457	48,924
See Notes to Consolidated Financial Statements

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business: Fulton Financial Corporation (Parent Company) is a multi-bank financial holding company which provides a full range of banking and financial services to businesses and consumers through its wholly owned banking subsidiaries: Fulton Bank, Lebanon Valley Farmers Bank, Swineford National Bank, Lafayette Ambassador Bank, FNB Bank N.A., Hagerstown Trust, Delaware National Bank, The Bank, The Peoples Bank of Elkton, Skylands Community Bank, Premier Bank, Resource Bank, First Washington State Bank and Somerset Valley Bank as well as its financial services subsidiaries: Fulton Financial Advisors, N.A., and Fulton Insurance Services Group, Inc. In addition, the Parent Company owns the following other non-bank subsidiaries: Fulton Financial Realty Company, Fulton Reinsurance Company, LTD, Central Pennsylvania Financial Corp., FFC Management, Inc. and FFC Penn Square, Inc. Collectively, the Parent Company and its subsidiaries are referred to as the Corporation.
The Corporation’s primary sources of revenue are interest income on loans and investment securities and fee income on its products and services. Its expenses consist of interest expense on deposits and borrowed funds, provision for loan losses, other operating expenses and income taxes. The Corporation’s primary competition is other financial services providers operating in its region. Competitors also include financial services providers located outside the Corporation’s geographical market as a result of the growth in electronic delivery systems. The Corporation is subject to the regulations of certain Federal and state agencies and undergoes periodic examinations by such regulatory authorities.
The Corporation offers, through its banking subsidiaries, a full range of retail and commercial banking services throughout central and eastern Pennsylvania, Maryland, Delaware, New Jersey and Virginia. Industry diversity is the key to the economic well being of these markets and the Corporation is not dependent upon any single customer or industry.
Basis of Financial Statement Presentation: The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and include the accounts of the Parent Company and all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates.
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
Loans and Revenue Recognition: Loan and lease financing receivables are stated at their principal amount outstanding, except for loans held for sale which are carried at the lower of aggregate cost or market value. Interest income on loans is accrued as earned. Unearned income on lease financing receivables is recognized on a basis which approximates the effective yield method. Premiums and discounts on purchased loans are amortized as an adjustment to interest income using the effective yield method.
Accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest, except for adequately collateralized residential mortgage loans. When interest accruals are discontinued, unpaid interest credited to income is reversed. Non-accrual loans are restored to accrual status when all delinquent principal and interest become current or the loan is considered secured and in the process of collection.
Derivative Financial Instruments: As of December 31, 2005, interest rate swaps with a notional amount of $280 million were used to hedge certain long-term fixed rate certificates of deposit. The terms of the certificates of deposit and the interest rate swaps mirror each other and were committed to simultaneously. Under the terms of the swap agreements, the Corporation is the fixed rate receiver and the floating rate payer (generally tied to the three month London Interbank Offering Rate, or LIBOR, a common index used for setting rates between financial institutions). The interest rate swaps are classified as fair value hedges and both the interest rate swaps and the certificates of deposit are recorded at fair value. Changes in the fair values during the period are recorded in interest expense. For interest rate swaps accounted for as a fair value hedge, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and the hedged item, in this case certificates of deposit. The Corporation’s analysis of hedge effectiveness indicated they were 97.1% effective as of December 31, 2005. As a result, a $110,000 charge to expense was recorded for the year ended December 31, 2005, compared to a $14,000 favorable adjustment to income for the year ended December 31, 2004.
The Corporation entered into a forward-starting interest rate swap with a notional amount of $150 million in October 2005 in anticipation of the issuance of $150 million of trust preferred securities in January 2006. This was accounted for as a cash flow hedge as it hedges the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. The Corporation’s analysis indicated the hedge was effective as of December 31, 2005. Therefore, during the year ended December 31, 2005, the Corporation recorded a $2.2 million other comprehensive loss (net of $1.2 million tax effect) to recognize the fair value change of this derivative. The Corporation settled this derivative in January 2006 for a total of $5.5 million. The total amount recorded to other comprehensive loss will be amortized to interest expense over the life of the related securities using the effective interest method. The total amount of net losses in accumulated other comprehensive income that will be reclassified into earnings in 2006 is expected to be approximately $170,000.
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
The allowance for loan losses consists of two components – specific allowances allocated to individually impaired loans, as defined by the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (Statement 114), and allowances calculated for pools of loans under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (Statement 5).
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
Lease financing receivables include both open and closed end leases for the purchase of vehicles and equipment. Residual values are set at the inception of the lease and are reviewed periodically for impairment. If the impairment is considered to be other-than-temporary, the resulting reduction in the net investment in the lease is recognized as a loss in the period.

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
Stock-Based Compensation: The Corporation accounts for its stock-based compensation awards in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (Statement 123R). Statement 123R requires public companies to recognize compensation expense related to stock-based compensation awards in their income statements.
Net Income Per Share: The Corporation’s basic net income per share is calculated as net income divided by the weighted average number of shares outstanding. For diluted net income per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation’s common stock equivalents consist of outstanding stock options. Excluded from the calculation were anti-dilutive options totaling 1.1 million in 2005.
A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows. There were no adjustments to net income to arrive at diluted net income per share.

	2005	2004	2003
		(in thousands)
Weighted average shares outstanding (basic)	156,413	149,294	140,335
Impact of common stock equivalents	1,930	1,614	1,176

Weighted average shares outstanding (diluted)	158,343	150,908	141,511

Disclosures about Segments of an Enterprise and Related Information: The Corporation does not have any operating segments which require disclosure of additional information. While the Corporation owns fourteen separate banks, each engages in similar activities, provides similar products and services, and operates in the same general geographical area. The Corporation’s non-banking activities are immaterial and, therefore, separate information has not been disclosed.
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
As required by Statement of Financial Accounting Standards No. 147, “Acquisitions of Certain Financial Institutions” (Statement 147) the excess purchase price recorded in qualifying branch acquisitions are treated in the same manner as Statement 142 goodwill.
Variable Interest Entities: FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51” (FIN 46), provides guidance on when to consolidate certain Variable Interest Entities (VIE’s) in the financial statements of the Corporation. VIE’s are entities in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance activities without additional financial support from other parties. Under FIN 46, a company must consolidate a VIE if the company has a variable interest that will absorb a majority of the VIE’s losses, if they occur, and/or receive a majority of the VIE’s residual returns, if they occur. For the Corporation, FIN 46 affects corporation-obligated mandatorily redeemable capital securities issued by subsidiary trusts (Subsidiary Trusts) and its investments in low and moderate-income housing partnerships (LIH investments).
The provisions of FIN 46 related to Subsidiary Trusts, as interpreted by the Securities and Exchange Commission, disallow consolidation of Subsidiary Trusts in the financial statements of the Corporation. As a result, securities that were issued by the trusts (Trust Preferred Securities) are not included in the Corporation’s consolidated balance sheets. The junior subordinated debentures issued by the Parent Company to the Subsidiary Trusts remain in long-term debt (See Note I, “Short Term Borrowings and Long-Term Debt”). The adoption of FIN 46 with respect to Subsidiary Trusts had no impact on net income or net income per share as the terms of the junior subordinated debentures mirror the terms of the Trust Preferred Securities.
Current regulatory capital rules allow Trust Preferred Securities to be included as a component of regulatory capital. This treatment has continued despite the adoption of FIN 46. If banking regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Corporation may redeem them.
LIH Investments are amortized under the effective interest method over the life of the Federal income tax credits generated as a result of such investments, generally ten years. At December 31, 2005 and 2004, the Corporation’s LIH Investments totaled $44.2 million and $52.0 million, respectively. The net income tax benefit associated with these investments was $4.9 million, $4.5 million, and $4.0 million in 2005, 2004 and 2003, respectively. None of the Corporation’s LIH Investments met the consolidation criteria of FIN 46 as of December 31, 2005 or 2004.
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

SOP 03-3 became effective for the Corporation on January 1, 2005 and was applicable to the July 2005 acquisition of SVB Financial Services, Inc. Few of the loans acquired in this transaction met the scope of SOP 03-3 and, as such, there was no material impact on the consolidated financial statements.
Other-Than-Temporary Impairment: In 2004, the Emerging Issues Task Force (EITF) released EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (EITF 03-01), which provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments.
In June 2005, the FASB voted to nullify certain provisions of EITF 03-1 which addressed the evaluation of an impairment to determine whether it was other-than-temporary. In general, these provisions required companies to declare their ability and intent to hold other-than-temporarily impaired investments until they recovered their losses. If a company were unable to make this declaration, write-downs of investment securities through losses charged to the income statement would be required. The effective date of these provisions was originally delayed in September 2004, due to industry concerns about the potential impact of this proposed accounting.
Adoption of the surviving provisions of EITF 03-1 did not have a material impact on the Corporation’s financial condition or results of operations. The Corporation continues to apply the provisions of existing authoritative literature in evaluating its investments for other-than-temporary impairment.
Loan Products That May Give Rise to a Concentration of Credit Risk: In December 2005, the FASB issued Staff Position No. SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk” (SOP 94-6-1), which requires separate fair value disclosures for loan products that increase an entity’s exposure to credit risk. Loan products that result in an increased exposure risk include, but are not limited to, products with characteristics such as: borrowers subject to significant payment increases, loans with terms that permit negative amortization, or loans with high loan-to-value ratios. SOP 94-6-1 became effective for the Corporation on December 31, 2005, and did not have a material impact on the Corporation’s consolidated financial statements.
Reclassifications and Restatements: Certain amounts in the 2004 and 2003 consolidated financial statements and notes have been reclassified to conform to the 2005 presentation.
All share and per-share data have been restated to reflect the impact of the 5-for-4 stock split paid in the form of a 25% stock dividend in June 2005. As a result of adopting Statement 123R in 2005 using the “modified retrospective application”, prior period financial information has been restated. See Note M, “Stock-Based Compensation Plans and Shareholders’ Equity” for more information.
NOTE B – RESTRICTIONS ON CASH AND DUE FROM BANKS
The Corporation’s subsidiary banks are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against their deposit liabilities. The average amount of such reserves during 2005 and 2004 was approximately $106.9 million and $100.8 million, respectively.

NOTE C – INVESTMENT SECURITIES
The following tables present the amortized cost and estimated fair values of investment securities as of December 31:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
2005 Held to Maturity

U.S. Government sponsored agency securities	$7,512	$—	$(103)	$7,409
State and municipal securities	5,877	19	—	5,896
Mortgage-backed securities	4,869	143	—	5,012

	$18,258	$162	$(103)	$18,317

2005 Available for Sale

Equity securities	$137,462	$2,029	$(3,959)	$135,532
U.S. Government securities	35,124	—	(6)	35,118
U.S. Government sponsored agency securities	206,340	92	(1,250)	205,182
State and municipal securities	444,034	1,044	(6,091)	438,987
Corporate debt securities	64,478	1,860	(504)	65,834
Mortgage-backed securities	1,718,237	928	(55,931)	1,663,234

	$2,605,675	$5,953	$(67,741)	$2,543,887

2004 Held to Maturity

U.S. Government sponsored agency securities	$6,903	$78	$(55)	$6,926
State and municipal securities	10,658	65	—	10,723
Corporate debt securities	650	1	—	651
Mortgage-backed securities	6,790	323	—	7,113

	$25,001	$467	$(55)	$25,413

2004 Available for Sale

Equity securities	$163,249	$7,822	$(1,006)	$170,065
U.S. Government securities	68,497	—	(48)	68,449
U.S. Government sponsored agency securities	60,332	144	—	60,476
State and municipal securities	328,726	4,350	(621)	332,455
Corporate debt securities	68,215	3,053	(141)	71,127
Mortgage-backed securities	1,750,080	1,427	(29,221)	1,722,286

	$2,439,099	$16,796	$(31,037)	$2,424,858

The amortized cost and estimated fair value of debt securities at December 31, 2005, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Due in one year or less	$4,540	$4,540	$107,387	$107,291
Due from one year to five years	8,503	8,419	371,204	366,733
Due from five years to ten years	346	346	186,879	184,825
Due after ten years	—	—	84,506	86,272

	13,389	13,305	749,976	745,121
Mortgage-backed securities	4,869	5,012	1,718,237	1,663,234

	$18,258	$18,317	$2,468,213	$2,408,355

Gross gains totaling $5.9 million, $14.8 million and $17.5 million were realized on the sale of equity securities during 2005, 2004 and 2003, respectively. Gross losses, including losses recognized for other-than-temporary impairment as discussed below, totaling $68,000, $149,000 and $3.5 million were realized during 2005, 2004 and 2003, respectively. Gross gains totaling $1.6 million, $3.1 million and $5.9 million were realized on the sale of available for sale debt securities during 2005, 2004 and 2003, respectively. Gross losses totaling $811,000 were realized on the sale of available for sale debt securities during 2005.
Securities carried at $1.3 billion and $1.2 billion at December 31, 2005 and 2004, respectively, were pledged as collateral to secure public and trust deposits and customer and brokered repurchase agreements.
The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005:

	Less Than 12 months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)
U.S. Government securities	$32,659	$(6)	$—	$—	$32,659	$(6)
U.S. Government sponsored agency securities	172,338	(1,250)	7,409	(103)	179,747	(1,353)
State and municipal securities	275,519	(4,012)	61,469	(2,079)	336,988	(6,091)
Corporate debt securities	17,083	(335)	7,480	(169)	24,563	(504)
Mortgage-backed securities	376,984	(6,681)	1,148,968	(49,250)	1,525,952	(55,931)

Total debt securities	874,583	(12,284)	1,225,326	(51,601)	2,099,909	(63,885)
Equity securities	39,753	(3,281)	7,544	(678)	47,297	(3,959)

Total	$914,336	$(15,565)	$1,232,870	$(52,279)	$2,147,206	$(67,844)

Mortgage-backed securities primarily consist of five and seven-year balloon pools issued by the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal National Mortgage Association (FNMA) as well as sequential collateralized mortgage obligations also issued by FHLMC and FNMA. The majority of the securities shown in the above table were purchased during 2003 and 2004 when mortgage rates were at historical lows. Unrealized losses on these securities at December 31, 2005 resulted from the substantial increase in market rates over the past 18 months. Because FHLMC and FNMA guarantee the timely payment of principal, the credit risk for these securities is minimal and, as such, no impairment write-offs were considered to be necessary. For similar reasons, the Corporation does not consider unrealized losses associated with U.S. government sponsored equity securities or state and municipal securities as an indication of impairment.
The Corporation evaluates whether unrealized losses on equity investments indicate other than temporary impairment. Based upon this evaluation, losses of $65,000, $137,000 and $3.3 million were recognized in 2005, 2004 and 2003, respectively.

NOTE D – LOANS AND ALLOWANCE FOR LOAN LOSSES
Gross loans are summarized as follows as of December 31:

	2005	2004
	(in thousands)
Commercial — industrial and financial	$2,044,010	$1,946,962
Commercial — agricultural	331,659	326,176
Real-estate — commercial mortgage	2,831,405	2,461,016
Real-estate — residential mortgage and home equity	1,774,260	1,651,321
Real-estate — construction	851,451	595,567
Consumer	519,094	486,877
Leasing and other	79,738	72,795

	8,431,617	7,540,714
Unearned income	(6,889)	(6,799)

	$8,424,728	$7,533,915

Changes in the allowance for loan losses were as follows for the years ended December 31:

	2005	2004	2003
	(in thousands)
Balance at beginning of year	$89,627	$77,700	$71,920

Loans charged off	(8,204)	(8,877)	(13,228)
Recoveries of loans previously charged off	5,196	4,520	3,829

Net loans charged off	(3,008)	(4,357)	(9,399)

Provision for loan losses	3,120	4,717	9,705
Allowance purchased	3,108	11,567	5,474

Balance at end of year	$92,847	$89,627	$77,700

The following table presents non-performing assets as of December 31:

	2005	2004
	(in thousands)
Non-accrual loans	$36,560	$22,574
Accruing loans greater than 90 days past due	9,012	8,318
Other real estate owned	2,072	2,209

	$47,644	$33,101

Interest of approximately $3.0 million, $1.5 million and $1.8 million was not recognized as interest income due to the non-accrual status of loans during 2005, 2004 and 2003, respectively.
The recorded investment in loans that were considered to be impaired as defined by Statement 114 was $145.5 million and $130.6 million at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, $13.2 million and $6.6 million of impaired loans were included in non-accrual loans, respectively. At December 31, 2005 and 2004, impaired loans had related allowances for loan losses of $49.5 million and $41.6 million, respectively. There were no impaired loans in 2005 and 2004 that did not have a related allowance for loan losses. The average recorded investment in impaired loans during the years ended December 31, 2005, 2004 and 2003 was approximately $128.1 million, $108.0 million, and $78.4 million, respectively.

The Corporation applies all payments received on non-accruing impaired loans to principal until such time as the principal is paid off, after which time any additional payments received are recognized as interest income. Payments received on accruing impaired loans are applied to principal and interest according to the original terms of the loan. The Corporation recognized interest income of approximately $7.7 million, $5.6 million and $3.9 million on impaired loans in 2005, 2004 and 2003, respectively.
The Corporation has extended credit to the officers and directors of the Corporation and to their associates. Related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans, including unadvanced commitments, was $267.2 million and $209.8 million at December 31, 2005 and 2004, respectively. During 2005, additions totaled $74.5 million and repayments totaled $18.4 million. Somerset Valley Bank added $1.3 million to related party loans.
The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $1.2 billion and $1.1 billion at December 31, 2005 and 2004, respectively.
NOTE E – PREMISES AND EQUIPMENT
The following is a summary of premises and equipment as of December 31:

	2005	2004
	(in thousands)
Land	$26,693	$25,253
Buildings and improvements	180,153	149,700
Furniture and equipment	119,179	105,406
Construction in progress	5,483	10,967

	331,508	291,326
Less: Accumulated depreciation and amortization	(161,254)	(144,415)

	$170,254	$146,911

NOTE F – GOODWILL AND INTANGIBLE ASSETS
The following table summarizes the changes in goodwill:

	2005	2004	2003
	(in thousands)
Balance at beginning of year	$364,019	$127,202	$61,048
Goodwill additions	54,716	236,817	66,154

Balance at end of year	$418,735	$364,019	$127,202

See Note Q, “Mergers and Acquisitions” for information regarding goodwill acquired in 2005 and 2004.

The following table summarizes intangible assets at December 31:

	2005			2004
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(in thousands)
Amortizing:
Core deposit	$35,824	$(11,448)	$24,376	$27,678	$(7,418)	$20,260
Non-compete	475	(135)	340	475	(40)	435
Unidentifiable	8,875	(5,184)	3,691	7,706	(3,998)	3,708

Total amortizing	45,174	(16,767)	28,407	35,859	(11,456)	24,403
Non-amortizing-Trade name	1,280	—	1,280	900	—	900

	$46,454	$(16,767)	$29,687	$36,759	$(11,456)	$25,303

Core deposit intangible assets are amortized using an accelerated method over the estimated remaining life of the acquired core deposits. As of December 31, 2005, these assets had a weighted average remaining life of approximately eight years. Unidentifiable intangible assets related to branch acquisitions are amortized on a straight-line basis over ten years. Non-compete intangible assets are being amortized on a straight-line basis over five years, which is the term of the underlying contracts. Amortization expense related to intangible assets totaled $5.3 million, $4.7 million and $2.1 million in 2005, 2004 and 2003, respectively.
Amortization expense for the next five years is expected to be as follows (in thousands):

Year
2006	$5,692
2007	5,115
2008	4,276
2009	3,790
2010	3,215
NOTE G – MORTGAGE SERVICING RIGHTS
The following table summarizes the changes in mortgage servicing rights (MSR’s), which are included in other assets in the consolidated balance sheets:

	2005	2004	2003
	(in thousands)
Balance at beginning of year	$8,157	$8,396	$6,233
Originations of mortgage servicing rights	1,548	2,138	4,992
Amortization expense	(2,190)	(2,377)	(2,829)

Balance at end of year	$7,515	$8,157	$8,396

MSR’s represent the economic value to be derived by the Corporation based upon its existing contractual rights to service mortgage loans that have been sold. Accordingly, to the extent mortgage loan prepayments occur the value of MSR’s can be impacted.
The Corporation estimates the fair value of its MSR’s by discounting the estimated cash flows of servicing revenue, net of costs, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on industry prepayment projections for mortgage-backed securities with rates and terms comparable to the loans underlying the MSR’s. The estimated fair value of MSR’s was approximately $8.8 million and $8.5 million at December 31, 2005 and 2004, respectively.

Estimated MSR amortization expense for the next five years, based on balances at December 31, 2005 and the expected remaining lives of the underlying loans follows (in thousands):

Year
2006	$1,779
2007	1,594
2008	1,381
2009	1,139
2010	864
NOTE H – DEPOSITS
Deposits consisted of the following as of December 31:

	2005	2004
	(in thousands)
Noninterest-bearing demand	$1,672,637	$1,507,799
Interest-bearing demand	1,637,007	1,501,476
Savings and money market accounts	2,125,475	1,917,203
Time deposits	3,369,720	2,969,046

	$8,804,839	$7,895,524

Included in time deposits were certificates of deposit equal to or greater than $100,000 of $749.6 million and $536.0 million at December 31, 2005 and 2004, respectively. The scheduled maturities of time deposits as of December 31, 2005 were as follows (in thousands):

Year
2006	$1,894,744
2007	742,115
2008	227,303
2009	94,241
2010	116,806
Thereafter	294,511

$3,369,720

NOTE I – SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term borrowings at December 31, 2005, 2004, and 2003 and the related maximum amounts outstanding at the end of any month in each of the three years then ended are presented below. The securities underlying the repurchase agreements remain in available for sale investment securities.

	December 31			Maximum Outstanding
	2005	2004	2003	2005	2004	2003
	(in thousands)
Federal funds purchased	$939,096	$676,922	$933,000	$939,096	$849,200	$933,000
Securities sold under agreements to repurchase	352,937	500,206	408,697	573,991	708,830	429,819
FHLB overnight repurchase agreements	2,000	—	50,000	2,000	—	50,000
Revolving line of credit	—	11,930	—	33,180	26,000	—
Other	4,929	5,466	5,014	13,219	5,807	6,387

	$1,298,962	$1,194,524	$1,396,711

In 2004, the Corporation entered into a $50.0 million revolving line of credit agreement with an unaffiliated bank that provides for interest to be paid on outstanding balances at the one-month London Interbank Offering Rate (LIBOR) plus 0.27%. There was no balance outstanding on the line at December 31, 2005. The credit agreement requires the Corporation to maintain certain financial ratios related to capital strength and earnings. The Corporation was in compliance with all required covenants under the credit agreement as of December 31, 2005.
The following table presents information related to securities sold under agreements to repurchase:

	December 31
	2005	2004	2003
	(dollars in thousands)
Amount outstanding at December 31	$352,937	$500,206	$408,697
Weighted average interest rate at year end	2.61%	1.03%	0.72%
Average amount outstanding during the year	$435,922	$531,196	$351,302
Weighted average interest rate during the year	2.12%	0.97%	0.83%
Federal Home Loan Bank advances and long-term debt included the following as of December 31:

	2005	2004
	(in thousands)
Federal Home Loan Bank advances	$717,037	$645,461
Junior subordinated deferrable interest debentures	40,724	34,022
Subordinated debt	100,000	—
Other long-term debt, including unamortized issuance costs	2,584	4,753

	$860,345	$684,236

Excluded from the preceding table is the Parent Company’s revolving line of credit with its subsidiary banks ($61.4 million and $70.5 million outstanding at December 31, 2005 and 2004, respectively). This line of credit is secured by equity securities and insurance investments and bears interest at the prime rate. Although the line of credit and related interest have been eliminated in consolidation, this borrowing arrangement is senior to the subordinated debt and the junior subordinated deferrable interest debentures.
In March 2005 the Corporation issued $100.0 million of ten-year subordinated notes, which mature April 1, 2015 and carry a fixed rate of 5.35%. Interest is paid semi-annually in October and April of each year.

The Parent Company owns all of the common stock of six Subsidiary Trusts, which have issued Trust Preferred Securities in conjunction with the Parent Company issuing junior subordinated deferrable interest debentures to the trusts. The terms of the junior subordinated deferrable interest debentures are the same as the terms of the Trust Preferred Securities. The Parent Company’s obligations under the debentures constitute a full and unconditional guarantee by the Parent Company of the obligations of the trusts. The Trust Preferred Securities are redeemable on specified dates, or earlier if the deduction of interest for Federal income taxes is prohibited, the Trust Preferred Securities no longer qualify as Tier I regulatory capital, or if certain other contingencies arise. The Trust Preferred Securities must be redeemed upon maturity. The following table details the terms of the debentures (dollars in thousands):

		Rate at
	Fixed/	December 31,
Debentures Issued to	Variable	2005	Amount	Maturity	Callable
Premier Capital Trust	Fixed	8.57%	$10,310	8/15/2028	8/15/2008
PBI Capital Trust II	Variable	7.79%	15,464	11/7/2032	11/7/2007
Resource Capital Trust II	Variable	8.42%	5,155	12/8/2031	12/8/2006
Resource Capital Trust III	Variable	7.79%	3,093	11/7/2032	11/7/2007
Bald Eagle Statutory Trust I	Variable	7.82%	4,124	7/31/2031	7/31/2006
Bald Eagle Statutory Trust II	Variable	7.97%	2,578	6/26/2032	6/26/2007

			$40,724

In January 2006, the Corporation purchased all of the common stock of a new Subsidiary Trust, Fulton Capital Trust I, which was formed for the purpose of issuing $150.0 million of trust preferred securities at a fixed rate of 6.29% and an effective rate of approximately 6.50% as a result of issuance costs. In connection with this transaction the Parent Company issued $154.6 million of junior subordinated deferrable interest debentures to the trust. These debentures carry the same rate and mature on February 1, 2036.
Federal Home Loan Bank advances mature through March 2027 and carry a weighted average interest rate of 4.38%. As of December 31, 2005, the Corporation had an additional borrowing capacity of approximately $1.5 billion with the Federal Home Loan Bank. Advances from the Federal Home Loan Bank are secured by Federal Home Loan Bank stock, qualifying residential mortgages, investments and other assets.
The following table summarizes the scheduled maturities of Federal Home Loan Bank advances and long-term debt as of December 31, 2005 (in thousands):

Year
2006	$33,734
2007	72,367
2008	216,915
2009	48,470
2010	79,768
Thereafter	409,091

$860,345

NOTE J – REGULATORY MATTERS
Dividend and Loan Limitations
The dividends that may be paid by subsidiary banks to the Parent Company are subject to certain legal and regulatory limitations. Under such limitations, the total amount available for payment of dividends by subsidiary banks was approximately $240 million at December 31, 2005.
Under current Federal Reserve regulations, the subsidiary banks are limited in the amount they may loan to their affiliates, including the Parent Company. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of each bank subsidiary’s regulatory capital. At December 31, 2005, the maximum amount available for transfer from the subsidiary banks to the Parent Company in the form of loans and dividends was approximately $320 million.

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
Quantitative measures established by regulation to ensure capital adequacy require the subsidiary banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (as defined in the regulations). Management believes, as of December 31, 2005, that all of its bank subsidiaries meet the capital adequacy requirements to which they are subject.
As of December 31, 2005 and 2004, the Corporation’s four significant subsidiaries, Fulton Bank, Lafayette Ambassador Bank, The Bank and Resource Bank were well capitalized under the regulatory framework for prompt corrective action based on their capital ratio calculations. To be categorized as well-capitalized, these banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2005 that management believes have changed the institutions’ categories.
The following tables present the total risk-based, Tier I risk-based and Tier I leverage requirements for the Corporation and its significant subsidiaries with total assets in excess of $1.0 billion.

			For Capital
	Actual		Adequacy Purposes		Well-Capitalized
As of December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Corporation	$1,102,891	12.1%	$730,115	8.0%	$912,644	10.0%
Fulton Bank	409,653	11.1	295,353	8.0	369,191	10.0
Lafayette Ambassador Bank	102,007	11.6	70,539	8.0	88,173	10.0
The Bank	101,532	11.0	73,965	8.0	92,456	10.0
Resource Bank	105,343	11.9	70,786	8.0	88,482	10.0

Tier I Capital (to Risk-Weighted Assets):
Corporation	$910,044	10.0%	$365,057	4.0%	$547,586	6.0%
Fulton Bank	323,466	8.8	147,676	4.0	221,515	6.0
Lafayette Ambassador Bank	85,331	9.7	35,269	4.0	52,904	6.0
The Bank	80,820	8.7	36,983	4.0	55,474	6.0
Resource Bank	86,825	9.8	35,393	4.0	53,089	6.0

Tier I Capital (to Average Assets):
Corporation	$910,044	7.7%	$355,090	3.0%	$591,817	5.0%
Fulton Bank	323,466	7.1	137,077	3.0	228,462	5.0
Lafayette Ambassador Bank	85,331	7.0	36,492	3.0	60,821	5.0
The Bank	80,820	7.0	34,606	3.0	57,676	5.0
Resource Bank	86,825	7.9	33,116	3.0	55,194	5.0

			For Capital
	Actual		Adequacy Purposes		Well-Capitalized
As of December 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Corporation	$981,000	11.8%	$667,522	8.0%	$834,402	10.0%
Fulton Bank	401,961	11.2	286,697	8.0	358,372	10.0
Lafayette Ambassador Bank	95,631	11.4	67,124	8.0	83,905	10.0
The Bank	89,891	11.1	64,969	8.0	81,211	10.0
Resource Bank	83,274	11.1	60,241	8.0	75,302	10.0

Tier I Capital (to Risk-Weighted Assets):
Corporation	$888,526	10.6%	$333,761	4.0%	$500,641	6.0%
Fulton Bank	366,633	10.2	143,349	4.0	215,023	6.0
Lafayette Ambassador Bank	86,456	10.3	33,562	4.0	50,343	6.0
The Bank	81,252	10.0	32,485	4.0	48,727	6.0
Resource Bank	75,503	10.0	30,121	4.0	45,181	6.0

Tier I Capital (to Average Assets):
Corporation	$888,526	8.8%	$304,392	3.0%	$507,319	5.0%
Fulton Bank	366,633	8.4	130,290	3.0	217,150	5.0
Lafayette Ambassador Bank	86,456	7.4	35,166	3.0	58,609	5.0
The Bank	81,252	7.7	31,762	3.0	52,937	5.0
Resource Bank	75,503	7.7	29,304	3.0	48,839	5.0
NOTE K – INCOME TAXES
The components of the provision for income taxes are as follows:

	Year ended December 31
	2005	2004	2003
	(in thousands)
Current tax expense:
Federal	$69,611	$63,440	$53,342
State	760	417	1,277

	70,371	63,857	54,619
Deferred tax expense	990	816	4,465

	$71,361	$64,673	$59,084

The differences between the effective income tax rate and the Federal statutory income tax rate are as follows:

	Year ended December 31
	2005	2004	2003
Statutory tax rate	35.0%	35.0%	35.0%
Effect of tax-exempt income	(2.8)	(2.9)	(3.3)
Effect of low income housing investments	(2.1)	(2.1)	(2.1)
State income taxes, net of Federal benefit	0.2	0.1	0.4
Other	(0.2)	0.1	0.2

Effective income tax rate	30.1%	30.2%	30.2%

The net deferred tax asset recorded by the Corporation is included in other assets and consists of the following tax effects of temporary differences at December 31:

	2005	2004
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$32,496	$31,370
Unrealized holding losses on securities available for sale	21,592	5,155
Deferred compensation	7,234	6,072
LIH Investments	3,318	2,724
Post-retirement benefits	3,225	3,403
Other accrued expenses	2,412	1,549
Stock-based compensation	1,867	1,797
Other than temporary impairment of investments	1,400	1,022
Derivative financial instruments	1,177	—
Other	153	1,541

Total gross deferred tax assets	74,874	54,633

Deferred tax liabilities:
Direct leasing	9,357	10,038
Intangible assets and acquisition premiums/discounts	8,679	5,014
Mortgage servicing rights	2,653	2,855
Premises and equipment	747	2,003
Other	5,601	2,522

Total gross deferred tax liabilities	27,037	22,432

Net deferred tax asset	$47,837	$32,201

The Corporation has net operating losses (NOL’s) for income taxes in certain states that are eligible for carryforward credit against future taxable income for a specific number of years. The Corporation does not anticipate generating taxable income in these states during the carryforward years and, as such, deferred tax assets have not been recognized for these NOL’s.
As of December 31, 2005 and 2004, the Corporation had not established any valuation allowance against net Federal deferred tax assets since these tax benefits are realizable either through carryback availability against prior years’ taxable income or the reversal of existing deferred tax liabilities. Based on the Corporation’s historical and projected net income, a valuation allowance is not considered necessary.
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
The following summarizes the Corporation’s expense under the above plans for the years ended December 31:

	2005	2004	2003
	(in thousands)
Profit Sharing Plan	$7,801	$8,251	$6,606
Pension Plan	3,468	3,072	3,025
401(k) Plan	1,376	967	596

	$12,645	$12,290	$10,227

The net periodic pension cost for the Corporation’s Pension Plan, as determined by consulting actuaries, consisted of the following components for the years ended December 31:

	2005	2004	2003
	(in thousands)
Service cost	$2,486	$2,307	$2,178
Interest cost	3,370	3,102	2,952
Expected return on assets	(3,273)	(3,001)	(2,631)
Net amortization and deferral	885	664	526

Net periodic pension cost	$3,468	$3,072	$3,025

The measurement date for the Pension Plan is September 30. The following table summarizes the changes in the projected benefit obligation and fair value of plan assets for the indicated periods:

	Plan Year Ended
	September 30
	2005	2004
	(in thousands)
Projected benefit obligation, beginning	$59,265	$52,282

Service cost	2,486	2,307
Interest cost	3,370	3,102
Benefit payments	(1,673)	(1,270)
Actuarial loss	959	2,552
Experience (gain) loss	(767)	292

Projected benefit obligation, ending	$63,640	$59,265

Fair value of plan assets, beginning	$41,468	$37,980

Employer contributions	10,652	2,622
Actual return on assets	3,010	2,136
Benefit payments	(1,673)	(1,270)

Fair value of plan assets, ending	$53,457	$41,468

The funded status of the Pension Plan and the amounts included in the consolidated balance sheets as of December 31 follows:

	2005	2004
	(in thousands)
Projected benefit obligation	$(63,640)	$(59,265)
Fair value of plan assets	53,457	41,468

Funded status	(10,183)	(17,797)

Unrecognized net transition asset	(38)	(51)
Unrecognized prior service cost	72	82
Unrecognized net loss	15,254	15,687
Intangible asset	—	(82)
Accumulated other comprehensive loss	—	(858)

Pension asset (liability) recognized in the consolidated balance sheets	$5,105	$(3,019)

Accumulated benefit obligation	$50,434	$44,487

Accumulated other comprehensive income was reduced by $858,000 ($558,000, net of tax) as of December 31, 2004 to increase the pension liability to an amount equal to the difference between the accumulated benefit obligation and the fair value of plan assets. This adjustment was reversed in 2005 as a result of the Corporation making a $10.7 million contribution to the plan in September 2005.
The following rates were used to calculate net periodic pension cost and the present value of benefit obligations:

	2005	2004	2003
Discount rate-projected benefit obligation	5.50%	5.75%	6.00%
Rate of increase in compensation level	4.00	4.50	4.50
Expected long-term rate of return on plan assets	8.00	8.00	8.00
The 5.50% discount rate used to calculate the present value of benefit obligations is determined using published long-term AA corporate bond rates as of the measurement date, rounded to the nearest 0.25%. The 8.0% long-term rate of return on plan assets used to calculate the net periodic pension cost is based on historical returns. Total returns for 2005, 2004 and 2003 approximated this rate. The expected long-term return is considered to be appropriate based on the asset mix and the historical returns realized.
The following table summarizes the weighted average asset allocations as of September 30:

	2005	2004
Cash and equivalents	17.0%	6.0%
Equity securities	44.0	50.0
Fixed income securities	39.0	44.0

Total	100.0%	100.0%

Equity securities consist mainly of equity common trust and mutual funds. Fixed income securities consist mainly of fixed income common trust funds. Defined benefit plan assets are invested with a balanced growth objective, with target asset allocations between 40 and 70 percent for equity securities and 30 to 60 percent for fixed income securities. The Corporation expects to contribute $4.1 million to the pension plan in 2006. Estimated future benefit payments are as follows (in thousands):

Year
2006	$1,458
2007	1,495
2008	1,597
2009	1,761
2010	1,992
2011 – 2015	14,587

$22,890

Post-retirement Benefits
The Corporation currently provides medical benefits and a death benefit to certain retired full-time employees who were employees of the Corporation prior to January 1, 1998. Certain full-time employees may become eligible for these discretionary benefits if they reach retirement age while working for the Corporation. Benefits are based on a graduated scale for years of service after attaining the age of 40.
The components of the expense for post-retirement benefits other than pensions are as follows:

	2005	2004	2003
	(in thousands)
Service cost	$406	$364	$281
Interest cost	524	474	446
Expected return on plan assets	(5)	(2)	(2)
Net amortization and deferral	(226)	(230)	(287)

Net post-retirement benefit cost	$699	$606	$438

The following table summarizes the changes in the accumulated post-retirement benefit obligation and fair value of plan assets for the years ended December 31:

	2005	2004
	(in thousands)
Accumulated post-retirement benefit obligation, beginning	$8,929	$7,815

Service cost	406	364
Interest cost	524	474
Benefit payments	(359)	(268)
Change due to change in experience	419	296
Change due to change in assumptions	930	248

Accumulated post-retirement benefit obligation, ending	$10,849	$8,929

Fair value of plan assets, beginning	$150	$165

Employer contributions	350	251
Actual return on assets	5	2
Benefit payments	(359)	(268)

Fair value of plan assets, ending	$146	$150

The funded status of the plan and the amounts included in other liabilities as of December 31 follows:

	2005	2004
	(in thousands)
Accumulated post-retirement benefit obligation	$(10,849)	$(8,929)
Fair value of plan assets	146	150

Funded status	(10,703)	(8,779)
Unrecognized prior service cost	(453)	(679)
Unrecognized net loss (gain)	1,311	(39)

Post-retirement benefit liability recognized in the consolidated balance sheets	$(9,845)	$(9,497)

For measuring the post-retirement benefit obligation, the annual increase in the per capita cost of health care benefits was assumed to be 9.0% in year one, declining to an ultimate rate of 4.5% by year nine. This health care cost trend rate has a significant impact on the amounts reported. Assuming a 1.0% increase in the health care cost trend rate above the assumed annual increase, the accumulated post-retirement benefit obligation would increase by approximately $1.4 million and the current period expense would increase by approximately $141,000. Conversely, a 1% decrease in the health care cost trend rate would decrease the accumulated post-retirement benefit obligation by approximately $1.2 million and the current period expense by approximately $115,000.
The discount rate used in determining the accumulated post-retirement benefit obligation, which is determined using published long-term AA corporate bond rates as of the measurement date, rounded to the nearest 0.25%, was 5.50% at December 31, 2005 and 5.75% at December 31, 2004. The expected long-term rate of return on plan assets was 3.00% at December 31, 2005 and 2004.
NOTE M – STOCK-BASED COMPENSATION PLANS AND SHAREHOLDERS’ EQUITY
Statement 123R requires that the fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award. During the third quarter of 2005, the Corporation adopted Statement 123R using “modified retrospective application”, electing to restate all prior periods including all per-share amounts. The principal accounts impacted by the restatement were salaries and employee benefits expense, additional paid-in capital, retained earnings, other assets and taxes. The Corporation’s equity awards consist of stock options and restricted stock granted under its Stock Option and Compensation Plans (Option Plans) and shares purchased by employees under its Employee Stock Purchase Plan (ESPP).

The following table summarizes the impact of modified retrospective application on the previously reported results for the periods shown:

	2004	2003
	(in thousands, except per-share data)
Income before income taxes, originally reported	$218,181	$197,543
Stock-based compensation expense under the fair value method (1)	(3,900)	(2,092)

Income before income taxes, restated	$214,281	$195,451

Net income, originally reported	$152,917	$138,180
Stock-based compensation expense under the fair value method, net of tax (1)	(3,309)	(1,813)

Net income, restated	$149,608	$136,367

Net income per share (basic), originally reported (2)	$1.02	$0.98
Net income per share (basic), restated	1.00	0.97

Net income per share (diluted), originally reported (2)	$1.01	$0.98
Net income per share (diluted), restated	0.99	0.96

(1)	Stock-based compensation expense, originally reported, was $0.

(2)	Originally reported amounts have been restated for the impact of the 5-for-4 stock split paid in June 2005.
As a result of the retrospective adoption of Statement 123R, as of January 1, 2003 retained earnings decreased $11.4 million, additional paid-in capital increased $12.5 million and deferred tax assets increased $1.1 million. These changes reflect a combination of compensation expense for prior stock option grants to employees and related tax benefits.
The following table presents compensation expense and related tax benefits for equity awards recognized in the consolidated income statements:

	2005	2004	2003
	(in thousands)
Compensation expense	$1,041	$3,900	$2,092
Tax benefit	(321)	(591)	(279)

Net income effect	$720	$3,309	$1,813

The tax benefit shown in the preceding table is less than the benefit that would be calculated using the Corporation’s 35% statutory Federal tax rate. Under Statement 123R, tax benefits are recognized upon grant only for options that ordinarily will result in a tax deduction when exercised (non-qualified stock options). The Corporation granted 440,000, 607,000 and 260,000 non-qualified stock options in 2005, 2004 and 2003, respectively. Compensation expense and tax benefits for restricted stock awards for the year ended December 31, 2005, included in the preceding table, were $270,000 and $94,000, respectively.
Under the Option Plans, stock options are granted to key employees for terms of up to ten years at option prices equal to the fair market value of the Corporation’s stock on the date of grant. Options are typically granted annually on July 1st and, prior to the July 1, 2005 grant, had been 100% vested immediately upon grant. For the July 1, 2005 grant, a three-year cliff-vesting feature was added and, as a result, compensation expense associated with this grant will be recognized over the three-year vesting period. This change in vesting resulted in a significant decrease in stock-based compensation expense in 2005 as compared to 2004. On July 1, 2005, 15,000 shares of restricted stock with a five-year cliff-vesting period were granted to one employee. Certain events as defined in the Option Plans result in the acceleration of the vesting of both the stock options and restricted stock. As of December 31, 2005, the Option Plans had 14.9 million shares reserved for future grants through 2013.

The following table provides information about options outstanding for the year ended December 31, 2005:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Term	(in millions)
Outstanding at December 31, 2004	6,591,053	$10.74
Granted	1,092,500	17.98
Exercised	(1,051,719)	7.50
Assumed from SVB Financial	166,218	13.08
Forfeited	(20,364)	16.53

Outstanding at December 31, 2005	6,777,688	$12.45	6.2 years	$34.9

Exercisable at December 31, 2005	5,677,828	$11.42	5.5 years	$35.1

The following table provides information about nonvested options and restricted stock for the year ended December 31, 2005:

	Stock Options		Restricted Stock
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Options	Fair Value	Shares	Fair Value
Nonvested at December 31, 2004	—	$—	—	$—
Granted	1,092,500	2.52	15,000	17.98
Vested	—	—	—	—
Forfeited	(7,800)	2.52	—	—

Nonvested at December 31, 2005	1,084,700	$2.52	15,000	$17.98

As of December 31, 2005, there was $2.1 million of total unrecognized compensation cost related to nonvested stock options that will be recognized as compensation expense over a weighted average period of 2.5 years.
The following table presents information about options exercised:

	2005	2004	2003
	(dollars in thousands)
Number of options exercised	1,051,719	1,388,773	532,181
Total intrinsic value of options exercised	$10,675	$13,577	$4,503
Cash received from options exercised	$6,774	$6,341	$2,216
Tax deduction realized from options exercised	$7,049	$6,936	$1,960
Upon exercise, the Corporation issues shares from its authorized, but unissued, common stock to satisfy the options.

The fair value of option awards under the Option Plans is estimated on the date of grant using the Black-Scholes valuation methodology, which is dependent upon certain assumptions, as summarized in the following table.

	2005	2004	2003
Risk-free interest rate	3.76%	4.22%	3.55%
Volatility of Corporation’s stock	16.17	18.12	22.75
Expected dividend yield	3.23	3.22	3.22
Expected life of options	6 Years	7 Years	8 Years
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
Based on the assumptions used in the model, the Corporation calculated an estimated fair value per option of $2.52, $2.78 and $3.07 for options granted in 2005, 2004 and 2003, respectively. Approximately 1.1 million, 1.3 million and 601,000 options were granted in 2005, 2004 and 2003, respectively. The fair value of restricted stock awards is equal to the fair market value of the Corporation’s stock on the date of grant.
Under the ESPP, eligible employees can purchase stock of the Corporation at 85% of the fair market value of the stock on the date of purchase. The ESPP is considered to be a compensatory plan under Statement 123R and, as such, compensation expense is recognized for the 15% discount on shares purchased. The following table summarizes activity under the ESPP for the indicated periods.

	2005	2004	2003
ESPP shares purchased	130,946	105,392	108,380
Average purchase price per share (85% of market value)	$14.82	$14.55	$12.82
Compensation expense recognized (in thousands)	$341	$271	$245
Shareholder Rights
On June 20, 1989, the Board of Directors of the Corporation declared a dividend of one common share purchase right (Original Rights) for each outstanding share of common stock, par value $2.50 per share, of the Corporation. The dividend was paid to the shareholders of record as of the close of business on July 6, 1989. On April 27, 1999, the Board of Directors approved an amendment to the Original Rights and the rights agreement. The significant terms of the amendment included extending the expiration date from June 20, 1999 to April 27, 2009 and resetting the purchase price to $90.00 per share. As of December 31, 2005, the purchase price had adjusted to $43.08 per share as a result of stock dividends.
The Rights are not exercisable or transferable apart from the common stock prior to distribution. Distribution of the Rights will occur ten business days following (1) a public announcement that a person or group of persons (Acquiring Person) has acquired or obtained the right to acquire beneficial ownership of 20% or more of the outstanding shares of common stock (the Stock Acquisition Date) or (2) the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 25% or more of such outstanding shares of common stock. The Rights are redeemable in full, but not in part, by the Corporation at any time until ten business days following the Stock Acquisition Date, at a price of $0.01 per Right.
Treasury Stock
The Corporation periodically repurchases shares of its common stock under repurchase plans approved by the Board of Directors. These repurchases have historically been through open market transactions and have complied with all regulatory restrictions on the timing and amount of such repurchases. Shares repurchased have been added to treasury stock and are accounted for at cost. These shares are periodically reissued for various corporate needs.
In 2005, the Corporation purchased 4.3 million shares of its common stock from an investment bank at a total cost of $73.6 million under an “Accelerated Share Repurchase” program (ASR), which allowed the shares to be purchased immediately rather than over time. The investment bank, in turn, repurchased shares on the open market over a period that was determined by the average daily trading volume of the Corporation’s shares, among other factors. The Corporation completed the ASR in February of 2006 and settled its position with the investment bank by paying $3.4 million, representing the difference between the initial prices paid and the actual price of the shares repurchased.
Total treasury stock purchases, including both open market purchases and ASR’s, were approximately 5.0 million shares in 2005, 4.7 million shares in 2004 and 4.0 million shares in 2003.
NOTE N – LEASES
Certain branch offices and equipment are leased under agreements that expire at varying dates through 2035. Most leases contain renewal provisions at the Corporation’s option. Total rental expense was approximately $12.1 million in 2005, $9.4 million in 2004 and $6.4 million in 2003. Future minimum payments as of December 31, 2005 under noncancelable operating leases are as follows (in thousands):

Year
2006	$10,437
2007	9,593
2008	7,763
2009	6,222
2010	5,107
Thereafter	33,186

$72,308

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

The following table presents the Corporation’s commitments to extend credit and letters of credit:

	2005	2004
	(in thousands)
Commercial mortgage, construction and land development	$829,769	$689,818
Home equity	494,872	412,790
Credit card	382,415	384,504
Commercial and other	2,028,997	1,851,159

Total commitments to extend credit	$3,736,053	$3,338,271

Standby letters of credit	$599,191	$533,094
Commercial letters of credit	23,037	24,312

Total letters of credit	$622,228	$557,406

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
During the first quarter of 2006, a legal settlement was reached in a lawsuit against Resource Bank, a wholly owned subsidiary of Fulton Financial. The suit alleged Resource Bank violated the Telephone Consumer Protection Act (TCPA), prior to being acquired by Fulton Financial in April 2004. The settlement resulted in a $2.2 million charge to other expense for the year ended December 31, 2005. The settlement is subject to court approval.

NOTE P – FAIR VALUE OF FINANCIAL INSTRUMENTS
The following are the estimated fair values of the Corporation’s financial instruments as of December 31, 2005 and 2004, followed by a general description of the methods and assumptions used to estimate such fair values. These fair values are significantly affected by assumptions used, principally the timing of future cash flows and the discount rate. Because assumptions are inherently subjective in nature, the estimated fair values cannot be substantiated by comparison to independent market quotes and, in many cases, the estimated fair values could not necessarily be realized in an immediate sale or settlement of the instrument. Further, certain financial instruments and all non-financial instruments are excluded. Accordingly, the aggregate fair value amounts presented do not necessarily represent management’s estimation of the underlying value of the Corporation.

	2005		2004
	Book	Estimated		Estimated
	Value	Fair Value	Book Value	Fair Value
	(in thousands)
FINANCIAL ASSETS

Cash and due from banks	$368,043	$368,043	$278,065	$278,065
Interest-bearing deposits with other banks	31,404	31,404	4,688	4,688
Federal funds sold	528	528	32,000	32,000
Loans held for sale	243,378	243,378	209,504	209,504
Securities held to maturity (1)	18,258	18,317	25,001	25,413
Securities available for sale (1)	2,543,887	2,543,887	2,424,858	2,424,858
Net loans	8,424,728	8,322,514	7,533,915	7,619,104
Accrued interest receivable	53,261	53,261	40,633	40,633

FINANCIAL LIABILITIES

Demand and savings deposits	$5,435,119	$5,435,119	$4,926,478	$4,926,478
Time deposits	3,369,720	3,346,911	2,969,046	2,974,551
Short-term borrowings	1,298,962	1,298,962	1,194,524	1,194,524
Accrued interest payable	38,604	38,604	27,279	27,279
Other financial liabilities	41,643	41,643	29,640	29,640
Federal Home Loan Bank advances and long-term debt	860,345	871,429	684,236	710,215

(1)	See Note C, “Investment Securities”, for detail by security type.
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
As indicated in Note A, “Summary of Significant Accounting Policies”, securities available for sale are carried at their estimated fair values. The estimated fair values of securities held to maturity as of December 31, 2005 and 2004 were generally based on quoted market prices, broker quotes or dealer quotes.

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
NOTE Q – MERGERS AND ACQUISITIONS
Completed Acquisitions
On July 1, 2005, the Corporation completed its acquisition of SVB Financial Services, Inc. (SVB). SVB was a $530 million bank holding company whose primary subsidiary was Somerset Valley Bank (Somerset Valley), which operates thirteen community-banking offices in Somerset, Hunterdon and Middlesex Counties in New Jersey.
Under the terms of the merger agreement, each of the approximately 4.1 million shares of SVB’s common stock was acquired by the Corporation based on a “cash election merger” structure. Each SVB shareholder elected to receive 100% of the merger consideration in stock, 100% in cash, or a combination of stock and cash.
As a result of the SVB shareholder elections, approximately 3.2 million of the SVB shares outstanding on the acquisition date were converted into shares of Corporation common stock, based on a fixed exchange ratio of 1.1899 shares of Corporation stock for each share of SVB stock. The remaining 983,000 shares of SVB stock were purchased for $21.00 per share. In addition, each of the options to acquire SVB’s stock was converted into options to purchase the Corporation’s stock or was settled in cash, based on the election of each option holder and the terms of the merger agreement. The total purchase price was $90.4 million, including $66.6 million in stock issued and stock options assumed, $22.4 million of SVB stock purchased and options settled for cash and $1.4 million for other direct acquisition costs. The purchase price for shares issued was determined based on the value of the Corporation’s stock on the date when the number of shares was fixed and determinable.
As a result of the acquisition, SVB was merged into the Corporation and Somerset Valley became a wholly owned subsidiary. The acquisition was accounted for using purchase accounting, which required the Corporation to allocate the total purchase price of the acquisition to the assets acquired and liabilities assumed, based on their respective fair values at the acquisition date, with any remaining purchase price being recorded as goodwill. Resulting goodwill balances are then subject to an impairment test on at least an annual basis. The results of Somerset Valley’s operations are included in the Corporation’s financial statements prospectively from the July 1, 2005 acquisition date.

The following is a summary of the purchase price allocation based on estimated fair values on the acquisition date (in thousands):

Cash and due from banks	$20,035
Other earning assets	61,046
Investment securities available for sale	124,916
Loans, net of allowance	301,660
Premises and equipment	9,345
Core deposit intangible asset	8,476
Trade name intangible asset	380
Goodwill	54,417
Other assets	10,608
Total assets acquired	590,883

Deposits	473,490
Long-term debt	24,710
Other liabilities	2,290

Total liabilities assumed	500,490
Net assets acquired	$90,393

On December 31, 2004, the Corporation completed its acquisition of First Washington FinancialCorp (First Washington), of Windsor, New Jersey. First Washington was a $490 million bank holding company whose primary subsidiary was First Washington State Bank, which operates sixteen community-banking offices in Mercer, Monmouth, and Ocean Counties in New Jersey.
The total purchase price was $126.0 million including $125.2 million in stock issued and options assumed and $729,000 in First Washington stock purchased for cash and other direct acquisition costs. The Corporation issued 1.69 shares of its stock for each of the 4.3 million shares of First Washington outstanding on the acquisition date. The purchase price was determined based on the value of the Corporation’s stock on the date when the final terms of the acquisition were agreed to and announced.
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

The following table summarizes unaudited pro-forma information assuming the acquisitions of SVB, First Washington and Resource had occurred on January 1, 2004. This pro-forma information includes certain adjustments, including amortization related to fair value adjustments recorded in purchase accounting (in thousands, except per-share information):

	2005	2004
Net interest income	$420,644	$397,007
Other income	145,128	149,029
Net income	167,178	155,523

Per Share:
Net income (basic)	$1.06	$0.97
Net income (diluted)	1.04	0.95
Subsequent Event — Acquisition

On February 1, 2006, the Corporation completed its acquisition of Columbia Bancorp (Columbia), of Columbia, Maryland. Columbia was a $1.3 billion bank holding company whose primary subsidiary was The Columbia Bank, which operates 19 full-service community banking offices and five retirement community offices in Howard, Montgomery, Prince George’s and Baltimore Counties and Baltimore City.
Under the terms of the merger agreement, each of the approximately 6.9 million shares of Columbia’s common stock was acquired by the Corporation based on a “cash election merger” structure. Each Columbia shareholder elected to receive 100% of the merger consideration in stock, 100% in cash, or a combination of stock and cash.
As a result of Columbia shareholder elections, approximately 3.5 million of the Columbia shares outstanding on the acquisition date were converted into shares of the Corporation common stock, based upon a fixed exchange ratio of 2.325 shares of Corporation stock for each share of Columbia stock. The remaining 3.4 million shares of Columbia stock were purchased for $42.48 per share. In addition, each of the options to acquire Columbia’s stock was converted into options to purchase the Corporation’s stock or was settled in cash, based on the election of each option holder and the terms of the merger agreement. The total purchase price was approximately $302 million, including $150.1 million in stock issued and stock options assumed, $150.4 million of Columbia stock purchased and options settled for cash and $1.4 million for other direct acquisition costs. The purchase price for shares issued was determined based on the value of the Corporation’s stock on the date when the number of shares was fixed and determinable.
As a result of the acquisition, Columbia was merged into the Corporation and The Columbia Bank became a wholly owned subsidiary. The acquisition is being accounted for using purchase accounting, which requires the Corporation to allocate the total purchase price of the acquisition to the assets acquired and liabilities assumed, based on their respective fair values at the acquisition date, with any remaining acquisition cost being recorded as goodwill. Resulting goodwill balances are then subject to an impairment review on at least an annual basis. The carrying value of Columbia’s net assets as of February 1, 2006 was approximately $98.4 million. The Corporation is in the process of determining the fair value of the net assets acquired and expects to have a preliminary purchase price allocation completed by the end of the first quarter of 2006. The results of Columbia’s operations will be included in the Corporation’s financial statements prospectively from the date of the acquisition.

NOTE R — CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(in thousands)

	December 31
	2005	2004
ASSETS
Cash, securities, and other assets	$8,852	$6,740
Receivable from subsidiaries	10	777

Investment in:
Bank subsidiaries	1,203,927	1,183,856
Non-bank subsidiaries	355,343	250,901

Total Assets	$1,568,132	$1,442,274

LIABILITIES AND EQUITY
Line of credit with bank subsidiaries	$61,388	$70,500
Revolving line of credit	—	11,930
Long-term debt	140,121	34,955
Payable to non-bank subsidiaries	43,674	48,117
Other liabilities	39,978	32,685

Total Liabilities	285,161	198,187
Shareholders’ equity	1,282,971	1,244,087

Total Liabilities and Shareholders’ Equity	$1,568,132	$1,442,274

CONDENSED STATEMENTS OF INCOME

	Year ended December 31
	2005	2004	2003
	(in thousands)
Income:
Dividends from bank subsidiaries	$223,900	$62,131	$149,596
Other	45,336	40,227	38,206

	269,236	102,358	187,802
Expenses	66,824	58,563	50,272

Income before income taxes and equity in undistributed net income of subsidiaries	202,412	43,795	137,530
Income tax benefit	(8,445)	(6,420)	(4,177)

	210,857	50,215	141,707

Equity in undistributed net income (loss) of:
Bank subsidiaries	(53,640)	84,525	(20,879)
Non-bank subsidiaries	8,857	14,868	15,539

Net Income	$166,074	$149,608	$136,367

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2005	2004	2003
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$166,074	$149,608	$136,367

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-based compensation	1,041	3,900	2,092
(Increase) decrease in other assets	(1,381)	(13,004)	1,255
Equity in undistributed net loss (income) of subsidiaries	44,783	(99,393)	5,340
(Decrease) increase in other liabilities and payable to non-bank subsidiaries	(2,653)	36,859	(4,098)

Total adjustments	41,790	(71,638)	4,589

Net cash provided by operating activities	207,864	77,970	140,956

Cash Flows From Investing Activities:
Investment in bank subsidiaries	(3,700)	(6,000)	(3,500)
Investment in non-bank subsidiaries	(100,000)	—	—
Net cash paid for acquisitions	(21,724)	(5,283)	(1,544)

Net cash used in investing activities	(125,424)	(11,283)	(5,044)

Cash Flows From Financing Activities:
Net (decrease) increase in borrowings	(21,042)	79,552	(16,678)
Dividends paid	(85,495)	(74,802)	(64,628)
Net proceeds from issuance of common stock	10,991	7,537	5,087
Increase in long-term debt	98,342	—	—
Acquisition of treasury stock	(85,168)	(78,966)	(59,699)

Net cash used in financing activities	(82,372)	(66,679)	(135,918)

Net Increase (Decrease) in Cash and Cash Equivalents	68	8	(6)
Cash and Cash Equivalents at Beginning of Year	8	—	6

Cash and Cash Equivalents at End of Year	$76	$8	$—

Cash paid during the year for:
Interest	$2,758	$2,889	$2,469
Income taxes	60,539	54,457	48,924

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2005, the company’s internal control over financial reporting is effective based on those criteria.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/	R. Scott Smith, Jr.

R. Scott Smith, Jr.
Chairman, Chief Executive Officer and President

/s/	Charles J. Nugent

Charles J. Nugent
Senior Executive Vice President and
Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Fulton Financial Corporation:
We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting appearing on page 77, that Fulton Financial Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fulton Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Fulton Financial Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Fulton Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fulton Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 9, 2006 expressed, an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Harrisburg, Pennsylvania
March 9, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Fulton Financial Corporation:
We have audited the accompanying consolidated balance sheets of Fulton Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fulton Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Fulton Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Harrisburg, Pennsylvania
March 9, 2006

QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)
(in thousands, except per-share data)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31

FOR THE YEAR 2005
Interest income	$140,810	$148,611	$164,113	$172,263
Interest expense	42,562	48,686	57,617	64,354

Net interest income	98,248	99,925	106,496	107,909
Provision for loan losses	800	725	815	780
Other income	35,853	38,315	36,152	33,948
Other expenses	73,828	78,189	81,537	82,737

Income before income taxes	59,473	59,326	60,296	58,340
Income taxes	18,037	17,722	18,168	17,434

Net income	$41,436	$41,604	$42,128	$40,906

Per-share data:
Net income (basic)	$0.26	$0.27	$0.27	$0.26
Net income (diluted)	0.26	0.27	0.27	0.26
Cash dividends	0.132	0.145	0.145	0.145

FOR THE YEAR 2004
Interest income	$113,936	$122,024	$126,947	$130,736
Interest expense	30,969	33,318	34,446	37,261

Net interest income	82,967	88,706	92,501	93,475
Provision for loan losses	1,740	800	1,125	1,052
Other income	32,038	36,663	34,993	35,170
Other expenses	62,344	70,598	74,036	70,537

Income before income taxes	50,921	53,971	52,333	57,056
Income taxes	15,147	16,167	16,324	17,035

Net income	$35,774	$37,804	$36,009	$40,021

Per-share data:
Net income (basic)	$0.25	$0.25	$0.24	$0.27
Net income (diluted)	0.25	0.24	0.23	0.26
Cash dividends	0.122	0.132	0.132	0.132

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Item 9B. Other Information
Not Applicable.

PART III
Item 10. Directors and Executive Officers of the Registrant
Incorporated by reference herein is the information appearing under the heading “Information about Nominees and Continuing Directors” within the Corporation’s 2006 Proxy Statement.
The Corporation has adopted a code of ethics (Code of Conduct) that applies to all directors, officers and employees, including the Chief Executive Officer, the Chief Financial Officer and the Corporate Controller. A copy of the Code of Conduct may be obtained free of charge by writing to the Corporate Secretary at Fulton Financial Corporation, P.O. Box 4887, Lancaster, Pennsylvania 17604-4887.
Item 11. Executive Compensation
Incorporated by reference herein is the information appearing under the heading “Information Concerning Executive Officers” within the Corporation’s 2006 Proxy Statement and under the heading “Compensation of Directors” within the Corporation’s 2006 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference herein is the information appearing under the heading “Voting of Shares and Principal Holders Thereof” within the Corporation’s 2006 Proxy Statement and under the heading “Information about Nominees and Continuing Directors” within the Corporation’s 2006 Proxy Statement.
Item 13. Certain Relationships and Related Transactions
Incorporated by reference herein is the information appearing under the heading “Transactions with Directors and Executive Officers” within the Corporation’s 2006 Proxy Statement, the information appearing under the heading “Voting of Shares and Principal Holders Thereof” within the Corporation’s 2006 Proxy Statement and the information appearing in “Note D — Loans and Allowance for Loan Losses”, of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”.
Item 14. Principal Accountant Fees and Services
Incorporated by reference herein is the information appearing under the heading “Relationship With Independent Public Accountants” within the Corporation’s 2006 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:
1.	Financial Statements — The following consolidated financial statements of Fulton Financial Corporation and subsidiaries are incorporated herein by reference in response to Item 8 above:
(i)	Consolidated Balance Sheets — December 31, 2005 and 2004.

(ii)	Consolidated Statements of Income — Years ended December 31, 2005, 2004 and 2003.

(iii)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income — Years ended December 31, 2005, 2004 and 2003.

(iv)	Consolidated Statements of Cash Flows — Years ended December 31, 2005, 2004 and 2003.

(v)	Notes to Consolidated Financial Statements

(vi)	Report of Independent Registered Public Accounting Firm
2.	Financial Statement Schedules — All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

3.	Exhibits — The following is a list of the Exhibits required by Item 601 of Regulation S-K and filed as part of this report:
3.1	Articles of Incorporation, as amended and restated, of Fulton Financial Corporation as amended — Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Form S-4 Registration Statement filed on October 7, 2005.

3.2	Bylaws of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.2 of the Fulton Financial Corporation Form S-4 Registration Statement filed on April 13, 2005.

4.1	Rights Amendment dated June 20, 1989, as amended and restated on April 27, 1999, between Fulton Financial Corporation and Fulton Bank — Incorporated by reference from Exhibit 1 of the Fulton Financial Corporation Current Report on Form 8-K dated April 27, 1999.

10.1	Severance Agreements entered into between Fulton Financial Corporation and: R. Scott Smith, Jr., as of May 17, 1988; Richard J. Ashby, Jr., as of May 17, 1988; and Charles J. Nugent, as of November 19, 1992 — Incorporated by reference from Exhibit 10(a) of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.2	2004 Stock Option and Compensation Plan adopted October 21, 2003 - Incorporated by reference from Exhibit C of Fulton Financial Corporation’s 2004 Proxy Statement.

10.3	Fulton Financial Corporation Profit Sharing Plan, incorporated by reference from Exhibit 4.2 of the Fulton Financial Corporation Form S-8 Registration Statement filed on January 11, 2002.

10.4	An Indenture entered into on March 28, 2005 between Fulton Financial Corporation and Wilmington Trust Company as trustee, relating to the issuance by Fulton of $100 million aggregate principal amount of 5.35% subordinated notes due April 1, 2015 – Incorporated by reference to Item 1 of the Fulton Financial Corporation Current Report on Form 8-K dated March 31, 2005.

10.5	A Registration Rights Agreement between Fulton Financial Corporation and Sandler O’Neill & Partners, L.P. as representative of the “Initial Purchasers” of $100 million of subordinated notes issued by Fulton

Financial Corporation on March 28, 2005 — Incorporated by reference to Item 1 of the Fulton Financial Corporation Current Report on Form 8-K dated March 31, 2005.

10.6	Severance Agreement entered into between Fulton Financial Corporation and Craig H. Hill, as of October 17, 2002, and an Amendment of Severance Agreement, as of July 22, 2002 – Filed herewith.

10.7	Severance Agreement entered into between Fulton Financial Corporation and James E. Shreiner, as of October 17, 2002, and an Amendment of Severance Agreement, as of July 22, 2002 – Filed herewith.

10.8	Severance Agreement entered into between Fulton Financial Corporation and E. Philip Wenger, as of October 17, 2002, and an Amendment of Severance Agreement, as of July 23, 2002 – Filed herewith.

10.9	Form of stock option agreement and form of Restricted Stock Agreement between Fulton Financial Corporation and Officers of the Corporation as of July 1, 2005 – Incorporated by reference to Exhibits 10.1 and 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated June 27, 2005.

10.10	Agreement between Fulton Financial Corporation and Fiserv Solutions, Inc. dated as of January 1, 2005. Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. See also Fulton Financial Corporation Current Report on Form 8-K dated June 24, 2005.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk factors
(b)	Exhibits – The exhibits required to be filed as part of this report are submitted as a separate section of this report.
(c)	Financial Statement Schedules – None required.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULTON FINANCIAL CORPORATION (Registrant)
Dated: March 16, 2006	By:	/s/ R. Scott Smith, Jr.
R. Scott Smith, Jr.,
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/s/	Jeffrey G. Albertson	Director	March 16, 2006

Jeffrey G. Albertson, Esq.

/s/	Donald M. Bowman, Jr.	Director	March 16, 2006

Donald M. Bowman, Jr.

/s/	Beth Ann L. Chivinski	Executive Vice President and Controller	March 16, 2006

	Beth Ann L. Chivinski	(Principal Accounting Officer)

/s/	Craig A. Dally	Director	March 16, 2006

Craig A. Dally, Esq.

/s/	Clark S. Frame	Director	March 16, 2006

Clark S. Frame

/s/	Patrick J. Freer	Director	March 16, 2006

Patrick J. Freer

Signature		Capacity	Date

/s/	Eugene H. Gardner	Director	March 16, 2006

Eugene H. Gardner

/s/	George W. Hodges	Director	March 16, 2006

George W. Hodges

/s/	Carolyn R. Holleran	Director	March 16, 2006

Carolyn R. Holleran

/s/	Clyde W. Horst	Director	March 16, 2006

Clyde W. Horst

/s/	Thomas W. Hunt	Director	March 16, 2006

Thomas W. Hunt

/s/	Willem Kooyker	Director	March 16, 2006

Willem Kooyker

/s/	Donald W. Lesher, Jr.	Director	March 16, 2006

Donald W. Lesher, Jr.

/s/	Charles J. Nugent	Senior Executive Vice President and	March 16, 2006

	Charles J. Nugent	Chief Financial Officer
(Principal Financial Officer)

/s/	Joseph J. Mowad	Director	March 16, 2006

Joseph J. Mowad, M.D.

/s/	Abraham S. Opatut	Director	March 16, 2006

Abraham S. Opatut

Signature		Capacity	Date

/s/	Mary Ann Russell	Director	March 16, 2006

Mary Ann Russell

/s/	John O. Shirk	Director	March 16, 2006

John O. Shirk, Esq.

/s/	R. Scott Smith, Jr.	Chairman, President and Chief	March 16, 2006

	R. Scott Smith, Jr.	Executive Officer

EXHIBIT INDEX
Exhibits Required Pursuant to Item 601 of Regulation S-K

3.1	Articles of Incorporation, as amended and restated, of Fulton Financial Corporation as amended — Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Form S-4 Registration Statement filed on October 7, 2005.

3.2	Bylaws of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.2 of the Fulton Financial Corporation Form S-4 Registration Statement filed on April 13, 2005.

4.1	Rights Amendment dated June 20, 1989, as amended and restated on April 27, 1999, between Fulton Financial Corporation and Fulton Bank — Incorporated by reference from Exhibit 1 of the Fulton Financial Corporation Current Report on Form 8-K dated April 27, 1999.

10.1	Severance Agreements entered into between Fulton Financial Corporation and: R. Scott Smith, Jr., as of May 17, 1988; Richard J. Ashby, Jr., as of May 17, 1988; and Charles J. Nugent, as of November 19, 1992 — Incorporated by reference from Exhibit 10(a) of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.2	2004 Stock Option and Compensation Plan adopted October 21, 2003 — Incorporated by reference from Exhibit C of Fulton Financial Corporation’s 2004 Proxy Statement.

10.3	Fulton Financial Corporation Profit Sharing Plan, incorporated by reference from Exhibit 4.2 of the Fulton Financial Corporation Form S-8 Registration Statement filed on January 11, 2002.

10.4	An Indenture entered into on March 28, 2005 between Fulton Financial Corporation and Wilmington Trust Company as trustee, relating to the issuance by Fulton of $100 million aggregate principal amount of 5.35% subordinated notes due April 1, 2015 – Incorporated by reference to Item 1 of the Fulton Financial Corporation Current Report on Form 8-K dated March 31, 2005.

10.5	A Registration Rights Agreement between Fulton Financial Corporation and Sandler O’Neill & Partners, L.P. as representative of the “Initial Purchasers” of $100 million of subordinated notes issued by Fulton Financial Corporation on March 28, 2005 - Incorporated by reference to Item 1 of the Fulton Financial Corporation Current Report on Form 8-K dated March 31, 2005.

10.6	Severance Agreement entered into between Fulton Financial Corporation and Craig H. Hill, as of October 17, 2002, and an Amendment of Severance Agreement, as of July 22, 2002 – Filed herewith.

10.7	Severance Agreement entered into between Fulton Financial Corporation and James E. Shreiner, as of October 17, 2002, and an Amendment of Severance Agreement, as of July 22, 2002 – Filed herewith.

10.8	Severance Agreement entered into between Fulton Financial Corporation and E. Philip Wenger, as of October 17, 2002, and an Amendment of Severance Agreement, as of July 23, 2002 – Filed herewith.

10.9	Form of stock option agreement and form of Restricted Stock Agreement between Fulton Financial Corporation and Officers of the Corporation as of July 1, 2005 – Incorporated by reference to Exhibits 10.1 and 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated June 27, 2005.

10.10	Agreement between Fulton Financial Corporation and Fiserv Solutions, Inc. dated as of January 1, 2005. Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. See also Fulton Financial Corporation Current Report on Form 8-K dated June 24, 2005.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk factors