Form 10-Q
period 2006-03-31
FULTON FINANCIAL CORP
filed 2006-05-10
CIK 700564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006, or

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
Large accelerated filer  ☑          Accelerated filer  ☐          Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $2.50 Par Value – 165,313,000 shares outstanding as of April 30, 2006.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006

Item 1. Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per-share data)

	Mar. 31, 2006	December 31
	(unaudited)	2005

ASSETS
Cash and due from banks	$398,111	$368,043
Interest-bearing deposits with other banks	24,623	31,404
Federal funds sold	11,034	528
Loans held for sale	202,751	243,378
Investment securities:
Held to maturity (estimated fair value of $13,960 in 2006 and $18,317 in 2005)	13,900	18,258
Available for sale	2,776,722	2,543,887

Loans, net of unearned income	9,718,710	8,424,728
Less: Allowance for loan losses	(106,195)	(92,847)

Net Loans	9,612,515	8,331,881

Premises and equipment	182,115	170,254
Accrued interest receivable	60,145	53,261
Goodwill	620,734	418,735
Intangible assets	46,653	29,687
Other assets	225,182	192,239

Total Assets	$14,174,485	$12,401,555

LIABILITIES
Deposits:
Noninterest-bearing	$1,958,958	$1,672,637
Interest-bearing	7,994,888	7,132,202

Total Deposits	9,953,846	8,804,839

Short-term borrowings:
Federal funds purchased	1,001,366	939,096
Other short-term borrowings	529,015	359,866

Total Short-Term Borrowings	1,530,381	1,298,962

Accrued interest payable	46,092	38,604
Other liabilities	137,027	115,834
Federal Home Loan Bank advances and long-term debt	1,058,800	860,345

Total Liabilities	12,726,146	11,118,584

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 181.1 million shares issued in 2006 and 172.3 million shares issued in 2005	452,774	430,827
Additional paid-in capital	1,133,967	996,708
Retained earnings	158,368	138,529
Accumulated other comprehensive loss	(51,709)	(42,285)
Treasury stock, 15.4 million shares in 2006 and 15.3 million shares in 2005, at cost	(245,061)	(240,808)

Total Shareholders’ Equity	1,448,339	1,282,971

Total Liabilities and Shareholders’ Equity	$14,174,485	$12,401,555

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per-share data)

	Three months ended
	March 31
	2006	2005

INTEREST INCOME
Loans, including fees	$161,114	$115,938
Investment securities:
Taxable	22,539	18,261
Tax-exempt	3,533	2,849
Dividends	1,345	1,084
Loans held for sale	3,458	2,502
Other interest income	663	176

Total Interest Income	192,652	140,810

INTEREST EXPENSE

Deposits	50,190	27,808
Short-term borrowings	15,306	6,824
Long-term debt	12,113	7,930

Total Interest Expense	77,609	42,562

Net Interest Income	115,043	98,248
PROVISION FOR LOAN LOSSES	1,000	800

Net Interest Income After Provision for Loan Losses	114,043	97,448

OTHER INCOME
Investment management and trust services	10,032	9,019
Service charges on deposit accounts	10,247	9,332
Other service charges and fees	6,654	5,556
Gains on sales of mortgage loans	4,772	6,049
Investment securities gains	2,665	3,315
Other	2,237	2,582

Total Other Income	36,607	35,853

OTHER EXPENSES
Salaries and employee benefits	49,929	44,297
Net occupancy expense	8,589	7,498
Equipment expense	3,593	3,070
Data processing	2,909	3,169
Advertising	2,253	1,973
Intangible amortization	1,852	1,179
Other	18,891	12,642

Total Other Expenses	88,016	73,828

Income Before Income Taxes	62,634	59,473
INCOME TAXES	18,755	18,037

Net Income	$43,879	$41,436

PER-SHARE DATA:
Net income (basic)	$0.27	$0.26
Net income (diluted)	0.27	0.26
Cash dividends	0.145	0.132
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2006 AND 2005

					Accumulated
	Number of		Additional		Other Com-
	Shares	Common	Paid-in	Retained	prehensive	Treasury
	Outstanding	Stock	Capital	Earnings	(Loss) Income	Stock	Total
	(dollars in thousands)
Balance at December 31, 2005	157,017,000	$430,827	$996,708	$138,529	$(42,285)	$(240,808)	$1,282,971
Comprehensive income:
Net income				43,879			43,879
Unrealized loss on securities (net of $3.4 million tax effect)					(6,297)		(6,297)
Unrealized loss on derivative financial instrument (net of $751,000 tax effect)					(1,394)		(1,394)
Less — reclassification adjustment for gains included in net income (net of $933,000 tax expense)					(1,733)		(1,733)

Total comprehensive income							34,455

Stock issued, including related tax benefits	569,000	1,424	3,307				4,731
Stock-based compensation awards			344				344
Stock issued for acquisition of Columbia Bancorp	8,209,000	20,523	133,608				154,131
Acquisition of treasury stock	(49,000)					(830)	(830)
Accelerated share repurchase settlement						(3,423)	(3,423)
Cash dividends — $0.145 per share				(24,040)			(24,040)

Balance at March 31, 2006	165,746,000	$452,774	$1,133,967	$158,368	$(51,709)	$(245,061)	$1,448,339

Balance at December 31, 2004	157,150,000	$335,604	$1,018,403	$60,924	$(10,133)	$(160,711)	$1,244,087
Comprehensive income:
Net income				41,436			41,436
Unrealized loss on securities (net of $10.9 million tax effect)					(20,170)		(20,170)
Less — reclassification adjustment for gains included in net income (net of $1.2 million tax expense)					(2,155)		(2,155)

Total comprehensive income							19,111

Stock issued, including related tax benefits	590,000	418	(950)			5,469	4,937
Stock-based compensation awards			96				96
Acquisition of treasury stock	(400,000)					(6,923)	(6,923)
Cash dividends — $0.132 per share				(20,797)			(20,797)

Balance at March 31, 2005	157,340,000	$336,022	$1,017,549	$81,563	$(32,458)	$(162,165)	$1,240,511

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended
	March 31
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$43,879	$41,436

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,000	800
Depreciation and amortization of premises and equipment	4,009	3,263
Net amortization of investment security premiums	1,015	1,256
Investment securities gains	(2,665)	(3,315)
Net decrease (increase) in loans held for sale	40,627	(18,114)
Amortization of intangible assets	1,852	1,179
Stock-based compensation expense	344	96
Increase in accrued interest receivable	(228)	(1,581)
Increase in other assets	(24,109)	(5,064)
Increase in accrued interest payable	6,441	2,267
Increase in other liabilities	16,596	8,645

Total adjustments	44,882	(10,568)

Net cash provided by operating activities	88,761	30,868

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	64,225	56,380
Proceeds from maturities of securities held to maturity	4,355	1,525
Proceeds from maturities of securities available for sale	197,541	153,488
Purchase of securities held to maturity	—	(4,383)
Purchase of securities available for sale	(319,199)	(196,144)
Decrease (increase) in short-term investments	13,129	(47,435)
Net increase in loans	(228,950)	(149,072)
Net cash paid for acquisitions	(105,266)	—
Net purchase of premises and equipment	(7,966)	(5,844)

Net cash used in investing activities	(382,131)	(191,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	45,118	48,989
Net increase in time deposits	134,953	31,649
Addition to long-term debt	172,642	99,350
Repayment of long-term debt	(54,323)	(10,457)
Increase in short-term borrowings	47,336	70,836
Dividends paid	(22,766)	(19,790)
Net proceeds from issuance of common stock	4,731	4,937
Acquisition of treasury stock	(4,253)	(6,923)

Net cash provided by financing activities	323,438	218,591

Net Increase in Cash and Due From Banks	30,068	57,974
Cash and Due From Banks at Beginning of Period	368,043	278,065

Cash and Due From Banks at End of Period	$398,111	$336,039

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$71,168	$40,295
Income taxes	2,500	799
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – Basis of Presentation
The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the Corporation) have been prepared in accordance with United States (U.S.) generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
NOTE B – Net Income Per Share and Comprehensive Income
The Corporation’s basic net income per share is calculated as net income divided by the weighted average number of shares outstanding. For diluted net income per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation’s common stock equivalents consist solely of outstanding stock options. Excluded from the calculation were 1.3 million anti-dilutive options for the three months ended March 31, 2006.
A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three months ended
	March 31
	2006	2005
	(in thousands)
Weighted average shares outstanding (basic)	162,732	157,351
Impact of common stock equivalents	2,188	2,037

Weighted average shares outstanding (diluted)	164,920	159,388

Total comprehensive income was $34.5 and $19.1 million for the three months ended March 31, 2006 and 2005, respectively.
NOTE C – Disclosures about Segments of an Enterprise and Related Information
The Corporation does not have any operating segments, which require disclosure of additional information. While the Corporation owned fifteen separate banks as of March 31, 2006, each engaged in similar activities and provided similar products and services. The Corporation’s non-banking activities are immaterial and, therefore, separate information has not been disclosed.

NOTE D – Stock Dividend
The Corporation declared a 5% stock dividend on April 18, 2006, which will be paid on June 8, 2006 to shareholders of record on May 19, 2006. Since the market price of the Corporation’s stock will not adjust as a result of the stock dividend until subsequent to the filing of these financial statements, the stock dividend has not been recorded in shareholders’ equity, and share and per-share information has not been restated. The following table provides share and per-share amounts reflecting the impact of the stock dividend:

	Three months ended
	March 31
	2006	2005
	(shares in thousands)
As Reported:
Net income per share (basic)	$0.27	$0.26
Net income per share (diluted)	0.27	0.26
Weighted average shares outstanding (basic)	162,732	157,351
Weighted average shares outstanding (diluted)	164,920	159,388
Ending shares outstanding (at March 31)	165,746	157,340

Pro-forma:
Net income per share (basic)	$0.26	$0.25
Net income per share (diluted)	0.25	0.25
Weighted average shares outstanding (basic)	170,869	165,219
Weighted average shares outstanding (diluted)	173,166	167,357
Ending shares outstanding (at March 31)	174,033	165,207
NOTE E – Stock-Based Compensation
Statement of Financial Accounting Standards No.123R, “Share-Based Payment” (Statement 123R), requires that the fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award. During the third quarter of 2005, the Corporation adopted Statement 123R using “modified retrospective application”, electing to restate all prior periods including all per-share amounts. The Corporation’s equity awards consist of stock options and restricted stock granted under its Stock Option and Compensation Plans (Option Plans) and shares purchased by employees under its Employee Stock Purchase Plan.
The following table presents compensation expense and related tax benefits for equity awards recognized in the consolidated income statements:

	Three months ended
	March 31
	2006	2005
	(in thousands)
Compensation expense	$344	$96
Tax benefit	(133)	(2)

Net income effect	$211	$94

Under the Option Plans, options are granted to key personnel for terms of up to ten years at option prices equal to the fair market value of the Corporation’s stock on the date of grant. Options are typically granted annually on July 1st and, prior to the July 1, 2005 grant, had been 100% vested immediately upon grant. For the July 1, 2005 grant, a three-year cliff-vesting feature was added. Certain events, as specified in the Option Plans, would result in the acceleration of the vesting period. As of March 31, 2006, the Option Plans had 14.9 million shares reserved for the future grants through 2013.
NOTE F – Employee Benefit Plans
The Corporation maintains a defined benefit pension plan (Pension Plan) for certain employees. Contributions to the Pension Plan are actuarially determined and funded annually. Pension Plan assets are invested in money markets, fixed income securities, including corporate bonds, U.S. Treasury securities and common trust funds, and equity securities, including common stocks and common stock mutual funds. The Pension Plan has been closed to new participants, but existing participants continue to accrue benefits according to the terms of the plan. The Corporation expects to contribute approximately $4.1 million to the Pension Plan in 2006.
The Corporation currently provides medical and life insurance benefits under a post-retirement benefits plan (Post-Retirement Plan) to certain retired full-time employees who were employees of the Corporation prior to January 1, 1998. Certain other full-time employees may become eligible for these discretionary benefits if they reach retirement age while working for the Corporation. Benefits are based on a graduated scale for years of service after attaining the age of 40.
The net periodic benefit cost for the Corporation’s Pension Plan and Post-Retirement Plan, as determined by consulting actuaries, consisted of the following components for the quarters ended March 31:

	Pension Plan		Post-Retirement Plan
	2006	2005	2006	2005
		(in thousands)
Service cost	$609	$622	$143	$89
Interest cost	864	843	185	117
Expected return on plan assets	(1,057)	(818)	(1)	—
Net amortization and deferral	202	222	(80)	(57)

Net periodic benefit cost	$618	$869	$247	$149

NOTE G – Acquisitions
On February 1, 2006, the Corporation completed its acquisition of Columbia Bancorp (Columbia), of Columbia, Maryland. Columbia was a $1.3 billion bank holding company whose primary subsidiary was The Columbia Bank, which operates 20 full-service community banking offices and five retirement community offices in Howard, Montgomery, Prince George’s and Baltimore Counties and Baltimore City.
Under the terms of the merger agreement, each of the approximately 6.9 million shares of Columbia’s common stock was acquired by the Corporation based on a “cash election merger” structure. Each Columbia shareholder elected to receive 100% of the merger consideration in stock, 100% in cash, or a combination of stock and cash.
As a result of Columbia shareholder elections, approximately 3.5 million of the Columbia shares outstanding on the acquisition date were converted into shares of the Corporation’s common stock, based upon a fixed exchange ratio of 2.325 shares of Corporation stock for each share of Columbia stock. The remaining 3.4 million shares of Columbia stock were purchased for $42.48 per share. In addition, each of the options to acquire Columbia’s stock was converted into options to purchase the Corporation’s stock or was settled in cash, based on the election of each option holder and the terms of the merger agreement. The total purchase price was approximately $305.8 million, including $154.2 million in stock issued and stock options assumed, $149.4 million of Columbia stock purchased and options settled for cash and $2.2 million for other direct acquisition costs. The purchase price for shares issued was determined based on the value of the Corporation’s stock on the date when the number of shares was fixed and determinable.
As a result of the acquisition, Columbia was merged into the Corporation, and The Columbia Bank became a wholly owned subsidiary. The acquisition is being accounted for using purchase accounting, which requires the Corporation to allocate the total purchase price of the acquisition to the assets acquired and liabilities assumed, based on their respective fair values at the acquisition date, with any remaining purchase price being recorded as goodwill. Resulting goodwill balances are then subject to an impairment review on at least an annual basis. The results of Columbia’s operations are included in the Corporation’s financial statements prospectively from the February 1, 2006 acquisition date.
The following is a summary of the purchase price allocation based on estimated fair values on the acquisition date (in thousands):

Cash and due from banks	$46,407
Other earning assets	16,854
Investment securities available for sale	113,771
Loans, net of allowance	1,052,684
Premises and equipment	7,904
Core deposit intangible asset	17,953
Trade name intangible asset	865
Goodwill	200,110
Other assets	91,608

Total assets acquired	1,548,156

Deposits	968,936
Short-term borrowings	184,083
Long-term debt	80,136
Other liabilities	9,223

Total liabilities assumed	1,242,378

Net assets acquired	$305,778

On July 1, 2005, the Corporation completed its acquisition of SVB Financial Services, Inc. (SVB). SVB was a $530 million bank holding company whose primary subsidiary was Somerset Valley Bank, which operates thirteen community-banking offices in Somerset, Hunterton and Middlesex Counties in New Jersey. The total purchase price was $90.4 million, including $66.6 million in stock issued and options assumed and $22.4 million in SVB stock purchased and options settled for cash and $1.4 million in other direct acquisition costs.

The following table summarizes unaudited pro-forma information assuming the acquisitions of Columbia and SVB had occurred on January 1, 2005. This pro-forma information includes certain adjustments, including amortization related to fair value adjustments recorded in purchase accounting (in thousands, except per-share information):

	Three months ended March 31
	2006	2005
Net interest income	$120,541	$115,625
Other income	35,874	37,688
Net income	44,686	45,955

Per Share:
Net income (basic)	$0.27	$0.27
Net income (diluted)	0.27	0.27
Note H – Derivative Financial Instruments
As of March 31, 2006, interest rate swaps with a notional amount of $280 million were used to hedge certain long-term fixed rate certificates of deposit. The terms of the certificates of deposit and the interest rate swaps mirror each other and were committed to simultaneously. Under the terms of the swap agreements, the Corporation is the fixed rate receiver and the floating rate payer (generally tied to the three month London Interbank Offering Rate, or LIBOR, a common index used for setting rates between financial institutions). The interest rate swaps are classified as fair value hedges and both the interest rate swaps and the certificates of deposit are recorded at fair value, with changes in the fair values during the period recorded as income or expense. For interest rate swaps accounted for as a fair value hedge, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and the hedged item, in this case the certificates of deposit.
The Corporation’s analysis of hedge effectiveness indicated they were highly effective as of March 31, 2006. For the quarter ended March 31, 2006, a $61,000 net charge to expense was recorded representing the net impact of the change in fair values of the interest rate swaps and the certificates of deposit.
The Corporation entered into a forward-starting interest rate swap with a notional amount of $150 million in October 2005 in anticipation of the issuance of $150 million of trust preferred securities in January 2006. This was accounted for as a cash flow hedge as it hedged the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. As of December 31, 2005, $2.2 million had been recorded as an other comprehensive loss representing the estimated fair value of the swap on that date, net of a $1.2 million tax effect. The Corporation settled this derivative on its contractual maturity date in January 2006 with a total payment of $5.5 million to the counterparty that resulted in an additional $1.4 million charge to other comprehensive loss (net of $751,000 tax effect) during the quarter. The total amount recorded in other comprehensive loss is being amortized to interest expense over the life of the related securities using the effective interest method. The total amount of net losses in accumulated other comprehensive income that will be reclassified into earnings during the next twelve months is expected to be approximately $185,000.
NOTE I – Commitments and Contingencies
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and letters of credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Corporation’s Consolidated Balance Sheets. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the outstanding amount of those instruments.
The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	March 31
	2006	2005
	(in thousands)
Commitments to extend credit	$4,268,227	$3,492,011
Standby letters of credit	689,842	532,287
Commercial letters of credit	26,334	24,654
From time to time, the Corporation and its subsidiary banks may be defendants in legal proceedings relating to the conduct of their banking business. Most of such legal proceedings are a normal part of the banking business and, in management’s opinion, the financial position and results of operations and cash flows of the Corporation would not be affected materially by the outcome of such legal proceedings.
During the first quarter of 2006, a tentative legal settlement was reached in a lawsuit against Resource Bank, a wholly owned subsidiary of Fulton Financial. The suit alleged Resource Bank violated the Telephone Consumer Protection Act (TCPA), prior to being acquired by the Corporation in April 2004.
An accrual of $4.7 million, based upon the costs and probable claims associated with the lawsuit, and a corresponding receivable of $2.5 million, based primarily upon an expected recovery of costs from the Corporation’s insurance carrier were recorded, resulting in a net charge of $2.2 million to other expense for the year ended December 31, 2005. The Corporation reduced its receivable due to the insurance carrier reserving its rights with respect to coverage for the lawsuit under exclusions in the applicable policy, resulting in an additional $1.6 million charge to other expense for the quarter ended March 31, 2006.
NOTE J – Stock Repurchases
In 2005, the Corporation purchased 4.3 million shares of its common stock from an investment bank at a total cost of $73.6 million under an “Accelerated Share Repurchase” program (ASR), which allowed the shares to be purchased immediately rather than over time. The investment bank, in turn, repurchased shares on the open market over a period that was determined by the average daily trading volume of the Corporation’s shares, among other factors. The Corporation completed the ASR in February 2006 and settled its position with the investment bank by paying $3.4 million, representing the difference between the initial payment and the actual total price of the shares repurchased.
In March 2006, the Corporation’s Board of Directors approved a stock repurchase plan for 2.0 million shares through December 31, 2006. Repurchases under this plan will occur through open market acquisitions. During the first quarter of 2006, 49,000 shares were repurchased under this plan.
NOTE K – Long-Term Debt
In January 2006, the Corporation purchased all of the common stock of a subsidiary trust, Fulton Capital Trust I, which was formed for the purpose of issuing $150.0 million of trust preferred securities at a fixed rate of 6.29% and an effective rate of approximately 6.50% as a result of issuance costs and the settlement cost of the forward-starting interest rate swap. In connection with this transaction, $154.6 million of junior subordinated deferrable interest debentures were issued to the trust. These debentures carry the same rate and mature on February 1, 2036.

In March 2005, the Corporation issued $100.0 million of ten-year subordinated notes at a fixed rate of 5.35%, with semi-annual interest payments commencing in October 2005. The notes mature on April 1, 2015.
NOTE L – New Accounting Standards
In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (Statement 156). Statement 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. Statement 156 also provides guidance on subsequent measurement methods for each class of separately recognized servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. This statement is effective for fiscal years beginning after September 15, 2006, or January 1, 2007 for the Corporation. The Corporation is currently evaluating the impact of Statement 156 on the consolidated financial statements.
In April 2006, the FASB issued Staff Position FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (Staff Position FIN 46(R)-6). This staff position addresses how an entity should determine the variability to be considered in applying FASB Interpretation No. FIN 46(R) (FIN 46). The variability that is to be considered in applying FIN 46 affects the determination of (a) whether the entity is a variable interest entity (VIE), (b) which interests are “variable interests” in the entity and (c) which party, if any, is the primary beneficiary of the VIE. The requirements prescribed by this staff position are to be applied prospectively for all new arrangements at the commencement of the first reporting period that begins after June 15, 2006, or July 1, 2006 for the Corporation. The new requirements need not be applied to entities that have previously been analyzed under FIN 46 unless a reconsideration event occurs. The Corporation is currently evaluating the impact of Staff Position FIN 46(R)-6 on the consolidated financial statements.
NOTE M – Reclassifications
Certain amounts in the 2005 consolidated financial statements and notes have been reclassified to conform to the 2006 presentation.

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
RESULTS OF OPERATIONS
Overview
The Corporation currently derives the majority of its earnings from traditional banking activities, with net interest income, or the difference between interest income earned on loans and investments and interest paid on deposits and borrowings, accounting for approximately 75% of revenues. Growth in net interest income is dependent upon balance sheet growth or increasing the net interest margin, which is net interest income as a percentage of average interest-earning assets. The Corporation also generates revenue through fees earned on the various services and products offered to its customers and through sales of assets, such as loans, investments, or properties. Offsetting these revenue sources are provisions for credit losses on loans, other operating expenses and income taxes.
The Corporation’s net income for the first quarter of 2006 increased $2.4 million, or 5.9%, from $41.4 million in 2005 to $43.9 million in 2006. Diluted net income per share increased $0.01, or 3.8%, from $0.26 in 2005 to $0.27 in 2006. The Corporation realized annualized returns on average assets of 1.32% and average equity of 12.83% during the first quarter of 2006. The annualized return on average tangible equity, which is net income, as adjusted for intangible amortization (net of tax), divided by average shareholders’ equity, excluding goodwill and intangible assets, was 23.01% for the quarter.
The increase in net income compared to the first quarter of 2005 resulted from a $16.8 million, or 17.1%, increase in net interest income due primarily to external growth through acquisitions and partially due to internal growth, offset by a decline in net interest margin. Also contributing to the increase in earnings was a $1.4 million increase in other income (excluding security gains), offset by a $650,000 decrease in security gains, a $14.2 million increase in other expenses and a $718,000 increase in income taxes.
The following summarizes some of the more significant factors that influenced the Corporation’s results for the first quarter of 2006.
Interest Rates — Changes in the interest rate environment generally impact both the Corporation’s net interest income and certain components of its non-interest income. The interest rate environment reflects both the level of short-term rates and the slope of the U. S. Treasury yield curve, which plots the yields on treasury issues over various maturity periods. During the first three months of 2006, the flat to negatively sloping yield curve, resulting from short-term rates increasing at a faster pace than longer-term rates, negatively impacted the Corporation’s earnings.
Floating rate loans, short-term borrowings and savings and time deposit rates are generally influenced by short-term rates. The Federal Reserve Board (FRB) raised the Federal funds rate eight times since March 31, 2005, for a total increase of 200 basis points (from 2.75% to 4.75%). The Corporation’s prime lending rate had a corresponding increase, from 5.75% to 7.75%, resulting in an increase in the rates on floating rate loans as well as the rates on new fixed-rate loans. However, the increase in short-term rates also resulted in increased funding costs, with short-term borrowings immediately repricing to higher rates and deposit rates – although more discretionary – increasing due to competitive pressures. The increase in rates on deposits was more pronounced than loans and other earning assets and, as a result, the Corporation realized a decrease in net interest margin in the first quarter of 2006 compared to 2005. Customers have begun to shift funds from floating rate core demand and savings accounts to fixed rate certificates of deposit in order to lock into higher rates.
With respect to longer-term rates, the 10-year treasury yield, which is a common benchmark for evaluating residential mortgage rates, increased to 4.86% at March 31, 2006, as compared to 4.50% at March 31, 2005. Higher mortgage rates have resulted in slower refinance activity and lower margins and, therefore, lower net gains for the Corporation on fixed-rate residential mortgages which are generally sold in the secondary market.
The Corporation manages its risk associated with changes in interest rates through the techniques described in the “Market Risk” section of Management’s Discussion. Increases in long-term rates may also have a continued detrimental impact on mortgage loan origination volumes and related gains on sales of mortgage loans.

Acquisitions — In February 2006, the Corporation acquired Columbia Bancorp (Columbia), of Columbia, Maryland, a $1.3 billion bank holding company whose primary subsidiary was The Columbia Bank. In July 2005, the Corporation acquired SVB Financial Services, Inc. (SVB) of Somerville, New Jersey, a $530 million bank holding company whose primary subsidiary was Somerset Valley Bank. Results for 2006 in comparison to 2005 were impacted by these acquisitions, as documented in the appropriate sections of Management’s Discussion.
Acquisitions have long been a supplement to the Corporation’s internal growth. These recent acquisitions provide the opportunity for additional growth, as they will allow the Corporation’s existing products and services to be sold in new markets. The Corporation’s acquisition strategy focuses on high growth areas with strong market demographics and targets organizations that have a comparable corporate culture, strong performance and good asset quality, among other factors. Under the Corporation’s “super-community” banking philosophy, acquired organizations generally retain their status as separate legal entities, unless consolidation with an existing affiliate bank is practical. Back office functions are generally consolidated to maximize efficiencies.
Merger and acquisition activity in the financial services industry has been very competitive in recent years, as evidenced by the prices paid for certain acquisitions. While the Corporation has been an active acquirer, management is committed to basing its pricing on rational economic models. Management will continue to focus on generating growth in the most cost-effective manner.
Merger and acquisition activity has also impacted the Corporation’s capital and liquidity. In order to complete acquisitions, the Corporation implemented strategies to maintain appropriate levels of capital and to provide necessary cash resources. In January 2006, the Corporation issued $154.6 million of junior subordinated deferrable interest debentures in order to fund the Columbia acquisition. In March 2005, the Corporation issued $100 million of subordinated debt, primarily to fund treasury stock repurchases related to acquisitions. See additional information in the “Liquidity” section of Management’s Discussion.
Earning Assets — The Corporation’s interest-earning assets increased from 2005 to 2006 as a result of acquisitions, as well as internal loan growth.
From 2005 to 2006, the Corporation experienced a slight shift in its composition of interest-earning assets from investments (22.6% of total average interest-earning assets in 2006, compared to 23.8% in 2005) to loans (75.3% in 2006, compared to 74.1% in 2005). This change resulted from moderate loan demand being funded with the proceeds from maturing investment securities, primarily mortgage-backed securities. The movement to higher-yielding loans has mitigated some of the factors that have had a negative effect on the Corporation’s net interest income and net interest margin. Slower growth in loans could result in a future shift in the composition of interest-earning assets from loans to investments as cash flows are reinvested into investments.
Asset Quality — Asset quality refers to the underlying credit characteristics of borrowers and the likelihood that defaults on contractual payments will result in charge-offs of account balances. Asset quality is generally a function of economic conditions, but can be managed through conservative underwriting and sound collection policies and procedures.
The Corporation continued to maintain excellent asset quality, attributable to its credit culture and underwriting policies as well as general economic conditions. Annualized net charge-offs to average loans increased to 0.03% in the first quarter of 2006, compared to 0.02% in 2005, although the total level of net charge-offs in both periods remained low in absolute terms. While overall asset quality has remained strong, deterioration in quality of one or several significant accounts could have a detrimental impact and result in losses that may not be foreseeable based on current information. In addition, rising interest rates could increase the total payments of borrowers and could have a negative impact on the ability of some to pay according to the terms of their loans.
Equity Markets — As noted in the “Market Risk” section of Management’s Discussion, equity valuations can have an impact on the Corporation’s financial performance. In particular, bank stocks account for a significant portion of the Corporation’s equity investment portfolio. Historically, gains on sales of these equities have been a recurring component of the Corporation’s earnings, although realized gains have decreased in recent periods. Declines in bank stock portfolio values could have a detrimental impact on the Corporation’s ability to recognize gains in the future.
Quarter Ended March 31, 2006 versus Quarter Ended March 31, 2005
Results for the first quarter of 2006 compared to the results of the first quarter of 2005 were impacted by the February 2006 acquisition of Columbia and the July 2005 acquisition of SVB, whose results are included in 2006 amounts, but not in 2005.
Net Interest Income
Net interest income increased $16.8 million, or 17.1%, to $115.0 million in 2006 from $98.2 million in 2005. The increase was due to average balance growth, with total interest-earning assets increasing 19.5%, offset by a lower net interest margin. The average fully taxable-equivalent (FTE) yield on interest-earning assets increased 81 basis points (a 14.4% increase) over 2005 while the cost of interest-bearing liabilities increased 102 basis points (a 49.3% increase). Due to the sharper increase in costs of interest-bearing liabilities, the net interest margin decreased eight basis points. The Corporation continues to manage its asset/liability position and interest rate risk through the methods discussed in the “Market Risk” section of Management’s Discussion.

The following table provides a comparative average balance sheet and net interest income analysis for the first quarter of 2006 as compared to the same period in 2005. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Quarter Ended March 31
	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans and leases (1)	$9,227,642	$161,883	7.11%	$7,605,523	$116,691	6.21%
Taxable investment securities (2)	2,186,073	22,539	4.13	1,984,864	18,261	3.67
Tax-exempt investment securities (2)	435,959	5,185	4.76	335,355	4,254	5.07
Equity securities (2)	145,011	1,559	4.33	124,822	1,270	4.22

Total investment securities	2,767,043	29,283	4.24	2,445,041	23,785	3.89
Loans held for sale	199,441	3,458	6.94	182,130	2,502	5.49
Other interest-earning assets	63,388	663	4.23	28,699	176	2.49

Total interest-earning assets	12,257,514	195,287	6.45%	10,261,393	143,154	5.64%
Non-interest-earning assets:
Cash and due from banks	358,481			322,793
Premises and equipment	177,761			149,017
Other assets (2)	786,918			571,335
Less: Allowance for loan losses	(101,999)			(90,489)

Total Assets	$13,478,675			$11,214,049

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$1,666,506	$5,738	1.40%	$1,494,984	$2,970	0.81%
Savings deposits	2,272,788	10,398	1.85	1,911,820	4,466	0.95
Time deposits	3,744,503	34,054	3.69	2,996,321	20,372	2.76

Total interest-bearing deposits	7,683,797	50,190	2.65	6,403,125	27,808	1.76
Short-term borrowings	1,487,295	15,306	4.13	1,239,454	6,824	2.21
Long-term debt	995,478	12,113	4.93	683,472	7,930	4.71

Total interest-bearing liabilities	10,166,570	77,609	3.09%	8,326,051	42,562	2.07%
Non-interest-bearing liabilities:
Demand deposits	1,765,880			1,509,118
Other	159,401			127,187

Total Liabilities	12,091,851			9,962,356
Shareholders’ equity	1,386,824			1,251,693

Total Liabilities and Shareholders’ Equity	$13,478,675			$11,214,049

Net interest income/net interest margin (FTE)		117,678	3.88%		100,592	3.96%

Tax equivalent adjustment		(2,635)			(2,344)

Net interest income		$115,043			$98,248

(1)	Includes non-performing loans.

(2)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	2006 vs. 2005
	Increase (decrease) due
	To change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans and leases	$26,884	$18,308	$45,192
Taxable investment securities	1,913	2,365	4,278
Tax-exempt investment securities	1,200	(269)	931
Equity securities	248	41	289
Loans held for sale	253	703	956
Other interest-earning assets	309	178	487

Total interest income	$30,807	$21,326	$52,133

Interest expense on:
Demand deposits	$375	$2,393	$2,768
Savings deposits	985	4,947	5,932
Time deposits	5,817	7,865	13,682
Short-term borrowings	1,588	6,894	8,482
Long-term debt	3,779	404	4,183

Total interest expense	$12,544	$22,503	$35,047

Interest income increased $52.1 million, or 36.4%, as a result of both increases in average balances and increases in rates. Interest income increased $30.8 million as a result of the $2.0 billion, or 19.5%, increase in average balances, while an increase of $21.3 million was realized from the 81 basis point increase in rates.
The increase in average interest-earning assets was primarily due to loan growth. Average loans increased $1.6 billion, or 21.3%. The following summarizes the growth in average loans by type:

	Three months ended
	March 31		Increase
	2006	2005	$	%
		(dollars in thousands)
Commercial — industrial and financial	$2,278,597	$2,004,879	$273,718	13.7%
Commercial — agricultural	327,929	326,699	1,230	0.4
Real estate — commercial mortgage	2,944,676	2,439,800	504,876	20.7
Real estate — residential mortgage and home equity	1,925,542	1,654,281	271,261	16.4
Real estate — construction	1,163,368	638,281	525,087	82.3
Consumer	516,350	478,615	37,735	7.9
Leasing and other	71,180	62,968	8,212	13.0

Total	$9,227,642	$7,605,523	$1,622,119	21.3%

The acquisitions of Columbia and SVB contributed approximately $995.5 million to the increase in average balances. The following table presents the average balance impact of acquisitions, by type:

	Three months ended
	March 31
	2006	2005
	(in thousands)
Commercial — industrial and financial	$245,522	$—
Commercial — agricultural	—	—
Real estate — commercial mortgage	234,549	—
Real estate — residential mortgage and home equity	196,864	—
Real estate — construction	314,152	—
Consumer	3,798	—
Leasing and other	588	—

Total	$995,473	$—

The following table presents the growth in average loans, by type, excluding the average balances contributed by the acquisitions of Columbia and SVB:

	Three months ended
	March 31		Increase (decrease)
	2006	2005	$	%
		(dollars in thousands)
Commercial — industrial and financial	$2,033,075	$2,004,879	$28,196	1.4%
Commercial — agricultural	327,929	326,699	1,230	0.4
Real estate — commercial mortgage	2,710,127	2,439,800	270,327	11.1
Real estate — residential mortgage and home equity	1,728,678	1,654,281	74,397	4.5
Real estate — construction	849,216	638,281	210,935	33.0
Consumer	512,552	478,615	33,937	7.1
Leasing and other	70,592	62,968	7,624	12.1

Total	$8,232,169	$7,605,523	$626,646	8.2%

Excluding the impact of acquisitions, loan growth was particularly strong in the commercial mortgage and construction categories, which together increased $481.3 million, or 15.6%. Residential mortgage and home equity loans increased $74.4 million, or 4.5%, primarily due to increases in home equity loans.
The average yield on loans during the first quarter of 2006 was 7.11%, a 90 basis point, or 14.5%, increase over 2005. This reflects the impact of a significant portfolio of floating rate loans, which immediately reprice to higher rates when interest rates rise, as they have over the past twelve months.
Average investment securities increased $322.0 million, or 13.2%. Excluding the impact of acquisitions, this increase was $51.6 million, or 2.1%, funded by both reinvestments of maturities and increased borrowings. The average yield on investment securities increased 35 basis points from 3.89% in 2005 to 4.24% in 2006.

The following table summarizes the growth in average deposits by category:

	Three months ended
	March 31		Increase
	2006	2005	$	%
	(dollars in thousands)
Noninterest-bearing demand	$1,765,880	$1,509,118	$256,762	17.0%
Interest-bearing demand	1,666,506	1,494,984	171,522	11.5
Savings/money market	2,272,788	1,911,820	360,968	18.9
Time deposits	3,744,503	2,996,321	748,182	25.0

Total	$9,449,677	$7,912,243	$1,537,434	19.4%

The acquisitions of Columbia and SVB accounted for approximately $1.1 billion of the increase in average balances. The following table presents the average balance impact of acquisitions, by type:

	Three months ended
	March 31
	2006	2005
	(in thousands)
Noninterest-bearing demand	$225,022	$—
Interest-bearing demand	156,633	—
Savings/money market	245,778	—
Time deposits	461,801	—

Total	$1,089,234	$—

The following table presents the growth in average deposits, by type, excluding the contribution of the acquisitions of Columbia and SVB:

	Three months ended
	March 31		Increase
	2006	2005	$	%
	(dollars in thousands)
Noninterest-bearing demand	$1,540,858	$1,509,118	$31,740	2.1%
Interest-bearing demand	1,509,873	1,494,984	14,889	1.0
Savings/money market	2,027,010	1,911,820	115,190	6.0
Time deposits	3,282,702	2,996,321	286,381	9.6

Total	$8,360,443	$7,912,243	$448,200	5.7%

Interest expense increased $35.0 million, or 82.3%, to $77.6 million in the first quarter of 2006 from $42.6 million in the first quarter of 2005. Interest expense increased $12.5 million due to the $1.8 billion, or 22.1%, increase in average balances and $22.5 million due to the 102 basis point, or 49.3%, increase in the cost of total interest-bearing liabilities. The cost of interest-bearing deposits increased 89 basis points, or 50.6%, from 1.76% in 2005 to 2.65% in 2006. This increase was due to rising rates in general as a result of the FRB’s rate increases over the past twelve months. Additional increases have resulted from customers becoming increasingly price-sensitive and shifting from core demand and savings accounts to higher cost certificates of deposits, a trend that may continue throughout the remainder of the year.
Average borrowings increased $559.8 million from the first quarter of 2005. Excluding the impact of acquisitions, average short-term borrowings increased $111.2 million, or 9.0%, to $1.4 billion, while average long-term debt increased $282.0 million, or 41.3%, to $965.4 million. The increase in short-term borrowings was mainly due to an increase in Federal funds purchased and additional borrowings under the Corporation’s revolving line of credit to fund investment purchases and loan growth. The increase in long-term debt was primarily due to the issuance of $154.6 million of junior subordinated deferrable interest debentures in connection with the Columbia acquisition and $100 million of subordinated debt issued in March 2005.
Provision and Allowance for Loan Losses
The following table presents ending balances of loans outstanding (net of unearned income):

	March 31	December 31	March 31
	2006	2005	2005
	(in thousands)
Commercial — industrial and financial	$2,412,836	$2,044,010	$1,975,980
Commercial — agricultural	325,140	331,659	319,647
Real-estate — commercial mortgage	3,020,376	2,831,405	2,540,554
Real-estate — residential mortgage and home equity	2,020,213	1,774,260	1,660,890
Real-estate — construction	1,343,364	851,451	652,819
Consumer	515,236	519,094	475,126
Leasing and other	81,545	72,849	57,671

	$9,718,710	$8,424,728	$7,682,687

Approximately $4.4 billion, or 44.9%, of the Corporation’s loan portfolio was in commercial mortgage or construction loans at March 31, 2006. While the Corporation does not have a concentration of credit risk with any single borrower, repayments on loans in these portfolios can be negatively influenced by decreases in real estate values. The Corporation mitigates this risk through stringent underwriting policies and procedures. In addition, approximately 64% of commercial mortgages were owner-occupied as of March 31, 2006, which generally carries less risk than non-owner occupied mortgages. Construction loans at March 31, 2006 consisted of 49% builder and land acquisition loans, 32% residential construction and 19% commercial or multi-family construction.

The following table presents the activity in the Corporation’s allowance for loan losses:

	Three months ended
	March 31
	2006	2005
	(dollars in thousands)
Loans outstanding at end of period (net of unearned)	$9,718,710	$7,682,687

Daily average balance of loans and leases	$9,227,642	$7,605,523

Balance at beginning of period	$92,847	$89,627

Loans charged off:
Commercial, financial and agricultural	879	822
Real estate – mortgage	81	187
Consumer	461	766
Leasing and other	79	44

Total loans charged off	1,500	1,819

Recoveries of loans previously charged off:
Commercial, financial and agricultural	381	697
Real estate – mortgage	94	450
Consumer	331	366
Leasing and other	51	6

Total recoveries	857	1,519

Net loans charged off	643	300

Provision for loan losses	1,000	800

Allowance purchased	12,991	—

Balance at end of period	$106,195	$90,127

Net charge-offs to average loans (annualized)	0.03%	0.02%

Allowance for loan losses to loans outstanding	1.09%	1.17%

The following table summarizes the Corporation’s non-performing assets as of the indicated dates:

	March 31	December 31	March 31
	2006	2005	2005
	(dollars in thousands)
Non-accrual loans	$34,716	$36,560	$19,232
Loans 90 days past due and accruing	13,126	9,012	6,545
Other real estate owned	2,011	2,072	3,244

Total non-performing assets	$49,853	$47,644	$29,021

Non-accrual loans/Total loans	0.36%	0.43%	0.25%
Non-performing assets/Total assets	0.35%	0.38%	0.25%
Allowance/Non-performing loans	222%	204%	350%

The provision for loan losses for the first quarter of 2006 totaled $1.0 million, an increase of $200,000, or 25.0%, from the same period in 2005. Net charge-offs totaled $643,000, or 0.03% of average loans on an annualized basis, during the first quarter of 2006, a $343,000 increase over the $300,000, or 0.02%, in net charge-offs for the first quarter of 2005. Non-performing assets increased to $49.9 million, or 0.35% of total assets, at March 31, 2006, from $29.0 million, or 0.25% of total assets, at March 31, 2005.
Management believes that the allowance balance of $106.2 million at March 31, 2006 is sufficient to cover losses inherent in the loan portfolio on that date and is appropriate based on applicable accounting standards.
Other Income
The following table presents the components of other income:

	Three months ended
	March 31		Increase (decrease)
	2006	2005	$	%
		(dollars in thousands)
Investment management and trust services	$10,032	$9,019	$1,013	11.2%
Service charges on deposit accounts	10,247	9,332	915	9.8
Other service charges and fees	6,654	5,556	1,098	19.8
Gains on sales of mortgage loans	4,772	6,049	(1,277)	(21.1)
Investment securities gains	2,665	3,315	(650)	(19.6)
Other	2,237	2,582	(345)	(13.4)

Total	$36,607	$35,853	$754	2.1%

Other income increased $754,000, or 2.1%, in 2006 including $1.2 million due to the acquisitions of Columbia and SVB, presented as follows:

	Three months ended
	March 31
	2006	2005
	(in thousands)
Investment management and trust services	$159	$—
Service charges on deposit accounts	466	—
Other service charges and fees	188	—
Gains on sales of mortgage loans	198	—
Other	221	—

Total	$1,232	$—

The following table presents the components of other income, excluding the amounts contributed by the Columbia and SVB acquisitions:

	Three months ended
	March 31		Increase (decrease)
	2006	2005	$	%
		(dollars in thousands)
Investment management and trust services	$9,873	$9,019	$854	9.5%
Service charges on deposit accounts	9,781	9,332	449	4.8
Other service charges and fees	6,466	5,556	910	16.4
Gains on sales of mortgage loans	4,574	6,049	(1,475)	(24.4)
Investment securities gains	2,665	3,315	(650)	(19.6)
Other	2,016	2,582	(566)	(21.9)

Total	$35,375	$35,853	$(478)	(1.3)%

The discussion that follows addresses changes in other income, excluding the acquisitions of Columbia and SVB.
Excluding investment securities gains, which decreased from $3.3 million in 2005 to $2.7 million in 2006, total other income increased $172,000, or 0.5%, as growth in some fee components were offset by decreases in gains on sales of mortgage loans. The reduction in gains on sales of mortgage loans resulted from the increase in longer-term mortgage rates and lower margins.
The increase in investment management and trust services was due to increases in both brokerage revenue and trust commission income. Brokerage revenue increased $441,000, or 12.8%, while trust commission income increased $413,000, or 7.4%. The increases were due to positive trends within equity markets resulting in a greater demand for the services provided by these lines of businesses.
The increase in service charges on deposit accounts was due to increases of $391,000 and $263,000 in overdraft fees and cash management fees, respectively, offset by a $204,000 decrease in other service charges on deposit accounts. The increase in other service charges and fees was due to growth in merchant fees ($481,000, or 31.1%), debit card fees ($236,000, or 16.1%) and letter of credit fees ($210,000, or 21.6%).
Investment securities gains decreased $650,000, or 19.6%. Investment securities gains during the first quarter of 2006 consisted of net realized gains of $2.7 million on the sale of equity securities. Investment securities gains during the first quarter of 2005 consisted of net realized gains of $2.5 million on the sale of equity securities and $790,000 on the sale of available for sale debt securities.
Other Expenses
The following table presents the components of other expenses:

	Three months ended
	March 31		Increase (decrease)
	2006	2005	$	%
		(dollars in thousands)
Salaries and employee benefits	$49,929	$44,297	$5,632	12.7%
Net occupancy expense	8,589	7,498	1,091	14.6
Equipment expense	3,593	3,070	523	17.0
Data processing	2,909	3,169	(260)	(8.2)
Advertising	2,253	1,973	280	14.2
Intangible amortization	1,852	1,179	673	57.1
Other	18,891	12,642	6,249	49.4

Total	$88,016	$73,828	$14,188	19.2%

Total other expenses increased $14.2 million, or 19.2%, in 2006, including $9.9 million due to the Columbia and SVB acquisitions, presented as follows:

	Three months ended
	March 31
	2006	2005
	(in thousands)
Salaries and employee benefits	$5,141	$—
Net occupancy expense	1,139	—
Equipment expense	459	—
Data processing	292	—
Advertising	297	—
Intangible amortization	746	—
Other	1,783	—

Total	$9,857	$—

The following table presents the components of other expenses, excluding the amounts contributed by the Columbia and SVB acquisitions:

	Three months ended
	March 31		Increase (decrease)
	2006	2005	$	%
		(dollars in thousands)
Salaries and employee benefits	$44,788	$44,297	$491	1.1%
Net occupancy expense	7,450	7,498	(48)	(0.6)
Equipment expense	3,134	3,070	64	2.1
Data processing	2,617	3,169	(552)	(17.4)
Advertising	1,956	1,973	(17)	(0.9)
Intangible amortization	1,106	1,179	(73)	(6.2)
Other	17,108	12,642	4,466	35.3

Total	$78,159	$73,828	$4,331	5.9%

The discussion that follows addresses changes in other expenses, excluding the acquisitions of Columbia and SVB.
Salaries and employee benefits increased $491,000, or 1.1%, in comparison to the first quarter of 2005. The salary expense component increased 1.9%, driven by a slight increase in total average full-time equivalent employees and normal increases for existing employees. Employee benefits decreased $187,000, or 2.2%, in comparison to the first quarter of 2005 due to a reduction in healthcare costs related to favorable claims experience.
The decrease in data processing expense, which consists mainly of fees paid for outsourced back office systems, was mainly due to the renegotiation of key processing contracts with certain vendors, most notably an automated teller service provider.
The increase in other expenses was mainly as a result of non-recurring items in both 2006 and 2005. In the first quarter of 2006, $1.6 million was expensed to increase the reserve for losses associated with the settlement of a previously reported lawsuit, which is more fully described in Note I, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements. In the first quarter of 2005, the Corporation had several reductions to expenses, including an adjustment to legal reserves and an adjustment to deferred origination costs. Additional increases in other expenses resulted from the Corporation’s growth.

Income Taxes
Income tax expense for the first quarter of 2006 was $18.8 million, a $718,000, or 4.0%, increase from $18.0 million in 2005. The Corporation’s effective tax rate was approximately 29.9% in 2006, as compared to 30.3% in 2005. The effective rate is lower than the Federal statutory rate of 35% due mainly to investments in tax-free municipal securities and federal tax credits from investments in low and moderate-income housing partnerships.
FINANCIAL CONDITION
Total assets of the Corporation increased $1.8 billion, or 14.3%, to $14.2 billion at March 31, 2006, compared to $12.4 billion at December 31, 2005. The acquisition of Columbia added $1.5 billion to total assets. Excluding the acquisition of Columbia, increases occurred in loans ($228.3 million, or 2.7%) and investment securities ($127.6 million, or 4.9%), offset by a decrease in loans held for sale of $44.0 million, or 18.1%.
Unless otherwise noted, the discussion that follows addresses the changes in the consolidated balance sheet excluding the impact of the Columbia acquisition.
The Corporation experienced modest loan growth across all loan types, excluding consumer loans, due to continued favorable economic conditions. Commercial loans and mortgages increased $137.0 million, or 2.6%, construction loans grew $57.0 million, or 6.7%, and residential mortgages and home equity loans increased $33.7 million, or 1.9%. Consumer loans decreased $7.3 million, or 1.4%.
Funds provided by increases in deposits and borrowings exceeded net funds used for new loans during the first quarter of 2006. These excess funds were generally used to purchase investment securities.
The decrease in loans held for sale was due a decrease in mortgage banking activity in comparison to recent quarters, mainly as a result of the increase in interest rates.
Deposits increased $180.1 million, or 2.0%, from December 31, 2005. Noninterest-bearing deposits increased $36.9 million, or 2.2%, while interest-bearing demand deposits decreased $37.4 million, or 2.3%, and savings deposits increased $45.6 million, or 2.1%. Time deposits increased $135.0 million, or 4.0%, reflecting a significant shift by customers to longer term investments as rates on time deposits have increased due to competitive pressures resulting from the FRB’s two short-term interest rate increases during the first quarter of 2006.
Short-term borrowings, which consist mainly of Federal funds purchased and customer cash management accounts, increased $47.3 million, or 3.6%, during the first quarter of 2006. This increase was mainly due to an increase in Federal funds purchased and increased borrowings outstanding under the Corporation’s revolving line of credit. Long-term debt increased $118.3 million, or 13.8%, primarily due to the Corporation’s issuance of $154.6 million of junior subordinated deferrable interest debentures in January 2006. See the “Liquidity” section of Management’s Discussion for a summary of the terms of this debt.
Capital Resources
Total shareholders’ equity increased $165.4 million, or 12.9%, during the first three months of 2006. Stock issued in connection with the acquisition of Columbia accounted for $154.1 million, or 93.2%, of the increase. In addition, equity increased due to net income of $43.9 million, offset by $24.0 million in cash dividends to shareholders, $9.4 million in other comprehensive losses and $4.3 million in treasury stock purchases.

The Corporation periodically implements stock repurchase plans for various corporate purposes. In addition to evaluating the financial benefits of implementing repurchase plans, management also considers liquidity needs, the current market price per share and regulatory limitations.
Under an “Accelerated Share Repurchase” program (ASR), the Corporation repurchases shares immediately from an investment bank rather than over time. The investment bank, in turn, repurchases shares on the open market over a period that is determined by the average daily trading volume of the Corporation’s shares, among other factors. For the ASR in effect at the beginning of 2006, which was implemented in the second quarter of 2005, the Corporation settled its position with the investment bank at the termination of the ASR by paying the investment bank a total of $3.4 million, representing the difference between the initial price paid and the actual price of the shares repurchased.
In March 2006, the Corporation’s Board of Directors approved a stock repurchase plan for 2.0 million shares through December 31, 2006. The Corporation expects to purchase these shares through open market acquisitions. During the first quarter of 2006, 49,000 shares were repurchased under this plan
The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of March 31, 2006, the Corporation and each of its bank subsidiaries met the minimum requirements. In addition, the Corporation and each of its bank subsidiaries’ capital ratios exceeded the amounts required to be considered “well-capitalized” as defined in the regulations. The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements as of March 31:

			Regulatory Minimum
	March 31	December 31	Capital	Well
	2006	2005	Adequacy	Capitalized
Total Capital (to Risk Weighted Assets)	11.8%	12.1%	8.0%	10.0%
Tier I Capital to (Risk Weighted Assets)	9.9%	10.0%	4.0%	6.0%
Tier I Capital (to Average Assets)	8.0%	7.7%	3.0%	5.0%
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
The Corporation’s sources and uses of cash were discussed in general terms in the net interest income section of Management’s Discussion. The Consolidated Statements of Cash Flows provide additional information. The Corporation generated $88.8 million in cash from operating activities during the first quarter of 2006, mainly due to net income and a decrease in loans held for sale. Investing activities resulted in a net cash outflow of $382.1 million, due to purchases of investment securities and loan originations exceeding sales and maturities of investment securities, and cash used for the acquisition of Columbia. Finally, financing activities resulted in a net inflow of $323.4 million due additional borrowings related to the acquisition of Columbia and increases in time deposits.
Liquidity must also be managed at the Fulton Financial Corporation Parent Company level. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from subsidiary banks to the Parent Company in the form of loans and dividends. Generally, these limitations are based on the subsidiary banks’ regulatory capital levels and their net income. As a result of increased acquisition activity and stock repurchase plans; the Parent Company’s cash needs have increased in recent years, requiring additional sources of funds.
In January 2006, the Corporation purchased all of the common stock of a new subsidiary, Fulton Capital Trust I, which was formed for the purpose of issuing $150.0 million of trust preferred securities at an effective rate of approximately 6.50%. In connection with this transaction, $154.6 million of junior subordinated deferrable interest debentures were issued to the trust. These debentures carry the same rate and mature on February 1, 2036.
In 2005, the Corporation issued $100 million of ten-year subordinated notes, which mature April 1, 2015 and carry a fixed rate of 5.35%. The Corporation also has a revolving line of credit agreement with an unaffiliated bank. Under the terms of the agreement, the Corporation can borrow up to $50.0 million with interest calculated at the one-month London Interbank Offering Rate (LIBOR) plus 0.35%. The credit agreement requires the Corporation to maintain certain financial ratios related to capital strength and earnings. The Corporation was in compliance with all required covenants under the credit agreement as of March 31, 2006. As of March 31, 2006, there was $19.0 million borrowed against this line.
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
Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s equity investments consist primarily of common stocks of publicly traded financial institutions (cost basis of approximately $66.7 million and fair value of $66.8 million at March 31, 2006). The Corporation’s financial institutions stock portfolio had gross unrealized gains of approximately $2.4 million at March 31, 2006.
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
The Corporation has evaluated, based on existing accounting guidance, whether any unrealized losses on individual equity investments constituted “other-than-temporary” impairment, which would require a write-down through a charge to earnings. Based on the results of such evaluations, there were no write-downs for specific equity securities which were deemed to exhibit other-than-temporary impairment in value for the first quarter of 2006. Through December 31, 2005, the Corporation had recorded cumulative write-downs of approximately $3.9 million. Through March 31, 2006, gains of approximately $2.6 million had been realized on the sale of investments previously written down. Additional impairment charges may be necessary depending upon the performance of the equity markets in general and the performance of the individual investments held by the Corporation.
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

	Expected Maturity Period							Estimated
	2006	2007	2008	2009	2010	Beyond	Total	Fair Value
Fixed rate loans (1)	$785,340	$570,852	$480,050	$350,567	$247,903	$576,197	$3,010,909	$2,929,013
Average rate	6.27%	6.09%	6.17%	6.33%	6.56%	6.19%	6.24%
Floating rate loans (7) (8)	1,960,980	855,167	643,719	557,898	457,725	2,210,423	6,685,912	6,638,550
Average rate	7.83%	7.47%	7.45%	7.49%	7.11%	6.92%	7.37%

Fixed rate investments (2)	586,834	392,201	429,110	473,827	438,612	317,952	2,638,536	2,565,364
Average rate	3.93%	3.96%	4.00%	4.03%	4.02%	4.75%	4.08%
Floating rate investments (2)	80	162	2,208	—	500	80,432	83,382	83,103
Average rate	3.93%	4.58%	4.68%	—	5.50%	4.85%	4.85%

Other interest-earning assets	238,406	—	—	—	—	—	238,406	238,406
Average rate	6.61%	—	—	—	—	—	6.61%

Total	$3,571,640	$1,818,382	$1,555,087	$1,382,292	$1,144,740	$3,185,004	$12,657,145	$12,454,436
Average rate	6.76%	6.28%	6.10%	6.01%	5.80%	6.52%	6.38%

Fixed rate deposits (3)	$2,495,994	$743,032	$234,686	$107,414	$95,028	$260,240	$3,936,394	$3,895,457
Average rate	3.59%	4.06%	4.01%	4.20%	4.44%	4.26%	3.79%
Floating rate deposits (4)	2,068,493	241,698	247,088	236,308	241,698	2,981,464	6,016,749	6,016,750
Average rate	2.39%	0.54%	0.52%	0.55%	0.54%	0.49%	1.15%

Fixed rate borrowings (5)	889,136	181,751	96,965	50,374	84,578	261,636	1,564,440	1,573,587
Average rate	3.92%	4.46%	4.60%	5.67%	5.92%	5.88%	4.52%
Floating rate borrowings (6)	1,020,366	—	—	—	—	1,720	1,022,086	1,022,086
Average rate	4.88%	—	—	—	—	8.23%	4.88%

Total	$6,473,989	$1,166,481	$578,739	$394,096	$421,304	$3,505,060	$12,539,669	$12,507,880
Average rate	3.45%	3.40%	2.62%	2.20%	2.50%	1.18%	2.70%

Assumptions:

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments.

(2)	Amounts are based on contractual maturities; adjusted for expected prepayments on mortgage-backed securities and expected calls on agency and municipal securities.

(3)	Amounts are based on contractual maturities of time deposits.

(4)	These deposit accounts are placed based on history of deposit flows.

(5)	Amounts are based on contractual maturities of Federal Home Loan Bank advances, adjusted for possible calls.

(6)	Amounts include Federal Funds purchased and securities sold under agreements to repurchase, which mature in less than 90 days, and junior subordinated deferrable interest debentures.

(7)	Floating rate loans include adjustable rate mortgages.

(8)	Line of credit amounts are based on historical cash flow assumptions, with an average life of approximately 5 years.

The preceding table and discussion addressed the liquidity implications of interest rate risk and focused on expected contractual cash flows from financial instruments. Expected maturities, however, do not necessarily estimate the net interest income impact of interest rate changes. Certain financial instruments, such as adjustable rate loans, have repricing periods that differ from expected cash flows. Fair value adjustments related to acquisitions are not included in the preceding table.
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
Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into predetermined repricing periods. The sum of assets and liabilities in each of these periods are summed and compared for mismatches within that maturity segment. Core deposits having no contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans and for mortgage-backed securities includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative six-month gap to plus or minus 15% of total rate sensitive earning assets. The cumulative six-month gap as of March 31, 2006 was a negative 0.73% and the cumulative six-month ratio of rate sensitive assets to rate sensitive liabilities (RSA/RSL) was 0.98.
Simulation of net interest income and net income is performed for the next twelve-month period. A variety of interest rate scenarios are used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of earnings is used primarily to measure the Corporation’s short-term earnings exposure to rate movements given a static balance sheet. The Corporation’s policy limits the potential exposure of net interest income to 10% of the base case net interest income for every 100 basis point “shock” in interest rates. A “shock’ is an immediate upward or downward movement of interest rates across the yield curve based upon changes in the prime rate. The shocks do not take into account changes in customer behavior that could result in changes to mix and/or volumes in balance sheet nor do they account for competitive pricing over the forward 12-month period. The following table summarizes the expected impact of interest rate shocks on net interest income:

	Annual change
	in net interest
Rate Shock	income	% Change
+300 bp	+$16.3 million	+3.4%
+200 bp	+$11.0 million	+2.3%
+100 bp	+$5.6 million	+1.2%
-100 bp	-$12.1 million	-2.5%
-200 bp	-$25.7 million	-5.4%
-300 bp	-$45.9 million	-9.6%
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

	Change in
	economic value
Rate Shock	of equity	% Change
+300 bp	+$41.3 million	+2.3%
+200 bp	+$30.2 million	+1.6%
+100 bp	+$15.7 million	+0.9%
- 100 bp	-$35.1 million	-1.9%
- 200 bp	-$103.7 million	-5.6%
- 300 bp	-$199.0 million	-10.8%
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

Not applicable
Item 1A. Risk Factors

Information responsive to this item as of December 31, 2005 appears as Exhibit 99.1 to the Corporation’s Form 10-K for the year ended December 31, 2005. There was no material change in such information as of March 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total number of	Maximum
			shares purchased	number of shares
	Total		as part of a	that may yet be
	number of	Average price	publicly	purchased under
	shares	paid per	announced plan	the plan or
Period	purchased	share	or program	program
(01/01/06 – 01/31/06)	—	—	—	—
(02/01/06 – 02/28/06)	—	—	—	—
(03/01/06 – 03/31/06)	48,800	17.00	48,800	1,951,200
On March 21, 2006 a stock repurchase plan was approved by the Board of Directors to repurchase up to 2.0 million shares through December 31, 2006. As of March 31, 2006, 48,800 shares were repurchased under this plan. No stock repurchases were made outside the plans and all were made under the guidelines of Rule 10b-18 and in compliance with Regulation M.
Item 3. Defaults Upon Senior Securities and Use of Proceeds

Not applicable
Item 4. Submission of Matters to a Vote of Security Holders

Not applicable
Item 5. Other Information

Not applicable
Item 6. Exhibits

See Exhibit Index for a list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report.

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FULTON FINANCIAL CORPORATION

Date: May 10, 2006	/s/ R. Scott Smith, Jr.

R. Scott Smith, Jr.
Chairman, Chief Executive Officer and President

Date: May 10, 2006	/s/ Charles J. Nugent

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