Form 10-Q
period 2006-06-30
FULTON FINANCIAL CORP
filed 2006-08-09
CIK 700564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006,
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
Common Stock, $2.50 Par Value – 173,429,000 shares outstanding as of July 31, 2006.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

Item 1. Financial Statements
FULTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per-share data)

	June 30, 2006	December 31
	(unaudited)	2005
ASSETS
Cash and due from banks	$410,563	$368,043
Interest-bearing deposits with other banks	26,415	31 ,404
Federal funds sold	12,949	528
Loans held for sale	268,966	243,378
Investment securities:
Held to maturity (estimated fair value of $13,100 in 2006 and $18,317 in 2005)	13,142	18,258
Available for sale	2,730,635	2,543,887
Loans, net of unearned income	10,051,957	8,424,728
Less: Allowance for loan losses	(106,544)	(92,847)

Net Loans	9,945,413	8,331,881

Premises and equipment	185,677	170,254
Accrued interest receivable	63,589	53,261
Goodwill	622,470	418,735
Intangible assets	41,481	29,687
Other assets	240,245	192,239

Total Assets	$14,561,545	$12,401,555

LIABILITIES
Deposits:
Noninterest-bearing	$1,910,565	$1,672,637
Interest-bearing	8,236,087	7,132,202

Total Deposits	10,146,652	8,804,839

Short-term borrowings:
Federal funds purchased	1,236,941	939,096
Other short-term borrowings	528,782	359,866

Total Short-Term Borrowings	1,765,723	1,298,962

Accrued interest payable	48,717	38,604
Other liabilities	136,121	115,834
Federal Home Loan Bank advances and long-term debt	1,024,144	860,345

Total Liabilities	13,121,357	11,118,584

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 190.4 million shares issued in 2006 and 181.0 million shares issued in 2005	476,049	430,827
Additional paid-in capital	1,243,215	996,708
Retained earnings	48,735	138,529
Accumulated other comprehensive loss	(66,889)	(42,285)
Treasury stock, 17.1 million shares in 2006 and 16.1 million shares in 2005, at cost	(260,922)	(240,808)

Total Shareholders’ Equity	1,440,188	1,282,971

Total Liabilities and Shareholders’ Equity	$14,561,545	$12,401,555

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per-share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
INTEREST INCOME
Loans, including fees	$179,946	$122,492	$341,060	$238,430
Investment securities:
Taxable	23,564	18,257	46,103	36,518
Tax-exempt	3,543	2,843	7,076	5,692
Dividends	1,555	1,155	2,900	2,239
Loans held for sale	4,006	3,516	7,464	6,018
Other interest income	592	348	1,255	524

Total Interest Income	213,206	148,611	405,858	289,421

INTEREST EXPENSE

Deposits	58,996	31,104	109,186	58,912
Short-term borrowings	18,427	7,914	33,733	14,738
Long-term debt	12,932	9,668	25,045	17,598

Total Interest Expense	90,355	48,686	167,964	91,248

Net Interest Income	122,851	99,925	237,894	198,173
PROVISION FOR LOAN LOSSES	875	725	1,875	1,525

Net Interest Income After Provision for Loan Losses	121,976	99,200	236,019	196,648

OTHER INCOME
Investment management and trust services	9,056	8,966	19,088	17,985
Service charges on deposit accounts	10,892	9,960	21,139	19,292
Other service charges and fees	6,576	7,142	13,230	12,698
Gains on sales of mortgage loans	5,187	6,290	9,959	11,947
Investment securities gains	1,409	1,418	4,074	4,733
Gain on sale of deposits	—	2,201	—	2,201
Other	2,882	2,338	5,119	5,312

Total Other Income	36,002	38,315	72,609	74,168

OTHER EXPENSES
Salaries and employee benefits	53,390	45,235	103,319	89,532
Net occupancy expense	9,007	6,549	17,596	14,047
Equipment expense	3,495	2,888	7,088	5,958
Data processing	3,165	3,321	6,074	6,490
Advertising	3,027	2,276	5,280	4,249
Intangible amortization	2,006	1,168	3,858	2,347
Other	16,703	16,752	35,594	29,393

Total Other Expenses	90,793	78,189	178,809	152,016

Income Before Income Taxes	67,185	59,326	129,819	118,800
INCOME TAXES	20,484	17,722	39,239	35,759

Net Income	$46,701	$41,604	$90,580	$83,041

PER-SHARE DATA:
Net income (basic)	$0.27	$0.26	$0.53	$0.51
Net income (diluted)	0.27	0.25	0.52	0.50
Cash dividends	0.1475	0.138	0.286	0.264
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(dollars in thousands)

					Accumulated
	Number of		Additional		Other Com-
	Shares	Common	Paid-in	Retained	prehensive	Treasury
	Outstanding	Stock	Capital	Earnings	(Loss) Income	Stock	Total
Balance at December 31, 2005	164,868,000	$430,827	$996,708	$138,529	$(42,285)	$(240,808)	$1,282,971
Comprehensive income:
Net income				90,580			90,580
Unrealized loss on securities (net of $11.1 million tax effect)					(20,592)		(20,592)
Unrealized loss on derivative financial instrument (net of $735,000 tax effect)					(1,364)		(1,364)
Less — reclassification adjustment for gains included in net income (net of $1.4 tax expense)					(2,648)		(2,648)

Total comprehensive income							65,976

Stock dividend - 5%		22,648	107,952	(130,600)			-
Stock issued, including related tax benefits	763,000	2,051	4,261				6,312
Stock-based compensation awards	85,000		686				686
Stock issued for acquisition of Columbia Bancorp	8,619,000	20,523	133,608				154,131
Acquisition of treasury stock	(1,056,000)					(16,691)	(16,691)
Accelerated share repurchase settlement						(3,423)	(3,423)
Cash dividends — $0.286 per share				(49,774)			(49,774)

Balance at June 30, 2006	173,279,000	$476,049	$1,243,215	$48,735	$(66,889)	$(260,922)	$1,440,188

Balance at December 31, 2004	165,007,500	$335,604	$1,018,403	$60,924	$(10,133)	$(160,711)	$1,244,087
Comprehensive income:
Net income				83,041			83,041
Unrealized loss on securities (net of $3.2 million tax effect)					(5,954)		(5,954)
Less — reclassification adjustment for gains included in net income (net of $1.7 million tax expense)					(3,076)		(3,076)

Total comprehensive income							74,011

Stock split paid in the form of a 25% stock dividend		84,046	(84,114)				(68)
Stock issued, including tax related benefits	846,300	1,012	1,158			5,071	7,241
Stock-based compensation awards			179				179
Acquisition of treasury stock	(5,250,000)					(85,168)	(85,168)
Cash dividends — $0.264 per share				(43,463)			(43,463)

Balance at June 30, 2005	160,603,800	$420,662	$935,626	$100,502	$(19,163)	$(240,808)	$1,196,819

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended
	June 30
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$90,580	$83,041
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,875	1,525
Depreciation and amortization of premises and equipment	8,250	6,539
Net amortization of investment security premiums	1,939	2,682
Investment securities gains	(4,074)	(4,733)
Net increase in loans held for sale	(25,588)	(56,852)
Amortization of intangible assets	3,858	2,347
Stock-based compensation	686	179
Increase in accrued interest receivable	(3,672)	(3,186)
Increase in other assets	(20,248)	(780)
Increase in accrued interest payable	9,066	3,763
Increase (decrease) in other liabilities	1,569	(3,193)

Total adjustments	(26,339)	(51,709)

Net cash provided by operating activities	64,241	31,332

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	94,178	101,196
Proceeds from maturities of securities held to maturity	5,116	2,102
Proceeds from maturities of securities available for sale	322,336	311,054
Purchase of securities held to maturity	(7)	(4,398)
Purchase of securities available for sale	(447,397)	(406,130)
Decrease in short-term investments	9,422	26,551
Net increase in loans	(562,723)	(299,700)
Net cash paid for acquisitions	(105,413)	—
Net purchase of premises and equipment	(15,769)	(13,226)

Net cash used in investing activities	(700,257)	(282,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	3,811	122,355
Net increase in time deposits	369,066	120,245
Additions to long-term debt	195,874	284,062
Repayment of long-term debt	(112,211)	(16,553)
Increase (decrease) in short-term borrowings	282,678	(59,941)
Dividends paid	(46,880)	(40,441)
Net proceeds from issuance of common stock	6,312	7,176
Acquisition of treasury stock	(20,114)	(85,168)

Net cash provided by financing activities	678,536	331,735

Net Increase in Cash and Due From Banks	42,520	80,516
Cash and Due From Banks at Beginning of Period	368,043	278,065

Cash and Due From Banks at End of Period	$410,563	$358,581

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$158,898	$87,485
Income taxes	32,276	30,618
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A – Basis of Presentation
The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the Corporation) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
NOTE B – Net Income Per Share and Comprehensive Income
The Corporation’s basic net income per share is calculated as net income divided by the weighted average number of shares outstanding. For diluted net income per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation’s common stock equivalents consist solely of outstanding stock options. Excluded from the calculation were 1.4 million anti-dilutive options for the three and six months ended June 30, 2006.
A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
		(in thousands)
Weighted average shares outstanding (basic)	173,449	162,235	172,166	163,718
Impact of common stock equivalents	2,035	1,806	2,169	1,920

Weighted average shares outstanding (diluted)	175,484	164,041	174,335	165,638

Total comprehensive income was $31.5 million and $66.0 million for the three and six months ended June 30, 2006, respectively. Total comprehensive income was $54.9 million and $74.0 million for the three and six months ended June 30, 2005, respectively.
NOTE C – Stock Dividend
The Corporation declared a 5% stock dividend on April 18, 2006, which was paid on June 8, 2006 to shareholders of record on May 19, 2006. All share and per-share information has been restated to reflect the impact of this stock dividend.
NOTE D – Disclosures about Segments of an Enterprise and Related Information
The Corporation does not have any operating segments which require disclosure of additional information. While the Corporation owned fifteen separate banks as of June 30, 2006, each engaged in similar activities and provided similar products and services. The Corporation’s non-banking activities are immaterial and, therefore, separate information has not been disclosed.

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
The following table presents compensation expense and the related tax impacts for equity awards recognized in the consolidated income statements:

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
		(in thousands)
Compensation expense	$342	$83	$686	$179
Tax expense (benefit)	14	(107)	(119)	(109)

Net income effect	$356	$(24)	$567	$70

Under the Option Plans, options are granted to key personnel for terms of up to ten years at option prices equal to the fair market value of the Corporation’s stock on the date of grant. Options are typically granted annually on July 1st and, prior to the July 1, 2005 grant, had been 100% vested immediately upon grant. For the July 1, 2005 grant, a three-year cliff-vesting feature was added. Certain events, as specified in the Option Plans and agreements, would result in the acceleration of the vesting period. As of June 30, 2006, the Option Plans had 14.9 million shares reserved for the future grants through 2013. On July 1, 2006, the Corporation granted approximately 840,000 options under its Option Plans.
NOTE F – Employee Benefit Plans
The Corporation maintains a defined benefit pension plan (Pension Plan) for certain employees. Contributions to the Pension Plan are actuarially determined and funded annually. Pension Plan assets are invested in money markets; fixed income securities, including corporate bonds, U.S. Treasury securities and common trust funds; and equity securities, including common stocks and common stock mutual funds. The Pension Plan has been closed to new participants, but existing participants continue to accrue benefits according to the terms of the plan. The Corporation expects to contribute approximately $4.1 million to the Pension Plan in 2006.
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

The net periodic benefit cost for the Corporation’s Pension Plan and Post-Retirement Plan, as determined by consulting actuaries, consisted of the following components for the three and six-month periods ended June 30:

	Pension Plan
	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
	(in thousands)
Service cost	$606	$621	$1,215	$1,245
Interest cost	865	842	1,729	1,685
Expected return on plan assets	(1,057)	(819)	(2,114)	(1,637)
Net amortization and deferral	201	221	403	443

Net periodic benefit cost	$615	$865	$1,233	$1,736

	Post-Retirement Plan
	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
	(in thousands)
Service cost	$147	$88	$290	$177
Interest cost	189	114	374	231
Expected return on plan assets	(1)	(1)	(2)	(1)
Net amortization and deferral	(82)	(55)	(162)	(112)

Net periodic benefit cost	$253	$146	$500	$295

NOTE G – Acquisitions
On February 1, 2006, the Corporation completed its acquisition of Columbia Bancorp (Columbia) of Columbia, Maryland. Columbia was a $1.3 billion bank holding company whose primary subsidiary was The Columbia Bank, which operates 20 full-service community-banking offices and five retirement community offices in Howard, Montgomery, Prince George’s and Baltimore Counties and Baltimore City.
Under the terms of the merger agreement, each of the approximately 6.9 million shares of Columbia’s common stock was acquired by the Corporation based on a “cash election merger” structure. Each Columbia shareholder elected to receive 100% of the merger consideration in stock, 100% in cash, or a combination of stock and cash.
As a result of Columbia shareholder elections, approximately 3.5 million of the Columbia shares outstanding on the acquisition date were converted into shares of the Corporation’s common stock, based upon a fixed exchange ratio of 2.441 shares of Corporation stock for each share of Columbia stock. The remaining 3.4 million shares of Columbia stock were purchased for $42.48 per share. In addition, each of the options to acquire Columbia’s stock was converted into options to purchase the Corporation’s stock or was settled in cash, based on the election of each option holder and the terms of the merger agreement. The total purchase price was approximately $305.9 million, including $154.1 million in stock issued and stock options assumed, $149.4 million of Columbia stock purchased and options settled for cash and $2.4 million for other direct acquisition costs. The purchase price for shares issued was determined based on the value of the Corporation’s stock on the date when the number of shares was fixed and determinable.
As a result of the acquisition, Columbia was merged into the Corporation, and The Columbia Bank became a wholly owned subsidiary. The acquisition was accounted for using purchase accounting, which requires the Corporation to allocate the total purchase price of the acquisition to the assets acquired and liabilities assumed, based on their respective fair values at the acquisition date, with any remaining purchase price being recorded as goodwill. Resulting goodwill balances are then subject to an impairment review on at least an annual basis. The results of Columbia’s operations are included in the Corporation’s financial statements prospectively from the February 1, 2006 acquisition date.
The following is a summary of the purchase price allocation based on estimated fair values on the acquisition date (in thousands):

Cash and due from banks	$46,407
Other earning assets	16,854
Investment securities available for sale	113,761
Loans, net of allowance	1,052,684
Premises and equipment	7,904
Core deposit intangible asset	14,689
Trade name intangible asset	964
Goodwill	202,321
Other assets	92,719

Total assets acquired	1,548,303

Deposits	968,936
Short-term borrowings	184,083
Long-term debt	80,136
Other liabilities	9,223

Total liabilities assumed	1,242,378

Net assets acquired	$305,925

On July 1, 2005, the Corporation completed its acquisition of SVB Financial Services, Inc. (SVB). SVB was a $530 million bank holding company whose primary subsidiary was Somerset Valley Bank, which operates thirteen community-banking offices in Somerset, Hunterton and Middlesex Counties in New Jersey. The total purchase price was $90.4 million, including $66.6 million in stock issued and options assumed, $22.4 million in SVB stock purchased and options settled for cash and $1.4 million in other direct acquisition costs.
The following table summarizes unaudited pro-forma information assuming the acquisitions of Columbia and SVB had occurred on January 1, 2005. This pro-forma information includes certain adjustments, including amortization related to fair value adjustments recorded in purchase accounting (in thousands, except per-share information):

	Three months ended June 30		Six months ended June 30
	2006 (1)	2005	2006	2005
Net interest income	$122,851	$118,403	$243,392	$234,029
Other income	36,002	40,268	71,876	77,956
Net income	46,701	46,142	91,387	92,124

Per Share:
Net income (basic)	$0.27	$0.26	$0.52	$0.52
Net income (diluted)	0.27	0.26	0.52	0.52

(1)	The acquisitions of Columbia and SVB had no pro-forma impact on the reported figures for the three months ended June 30, 2006.
NOTE H – Derivative Financial Instruments
As of June 30, 2006, interest rate swaps with a notional amount of $300.0 million were used to hedge certain long-term fixed rate certificates of deposit. The terms of the certificates of deposit and the interest rate swaps mirror each other and were committed to simultaneously. Under the terms of the swap agreements, the

Corporation is the fixed rate receiver and the floating rate payer (generally tied to the three month London Interbank Offering Rate, or LIBOR, a common index used for setting rates between financial institutions). The interest rate swaps are classified as fair value hedges and both the interest rate swaps and the certificates of deposit are recorded at fair value, with changes in the fair values during the period recorded as income or expense. For interest rate swaps accounted for as a fair value hedge, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and the hedged item, in this case the certificates of deposit.
The Corporation’s analysis of hedge effectiveness indicated they were highly effective as of June 30, 2006. For the three and six months ended June 30, 2006, net charges of $94,000 and $155,000, respectively, were recorded to expense representing the net impact of the change in fair values of the interest rate swaps and the certificates of deposit.
The Corporation entered into a forward-starting interest rate swap with a notional amount of $150.0 million in October 2005 in anticipation of the issuance of $150.0 million of trust preferred securities in January 2006. This was accounted for as a cash flow hedge as it hedged the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. As of December 31, 2005, $2.2 million had been recorded as an other comprehensive loss representing the estimated fair value of the swap on that date, net of a $1.2 million tax effect. The Corporation settled this derivative on its contractual maturity date in January 2006 with a total payment of $5.5 million to the counterparty that resulted in an additional $1.4 million charge to other comprehensive loss (net of $751,000 tax effect) during the first quarter of 2006. The total amount recorded in other comprehensive loss is being amortized to interest expense over the life of the related securities using the effective interest method. The total amount of net losses in accumulated other comprehensive income that will be reclassified into earnings during the next twelve months is expected to be approximately $185,000.
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
The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	June 30
	2006	2005
	(in thousands)
Commitments to extend credit	4,245,908	3,556,674
Standby letters of credit	726,944	548,713
Commercial letters of credit	30,181	21,471
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
NOTE J – Stock Repurchases
In 2005, the Corporation purchased 4.5 million shares of its common stock from an investment bank at a total cost of $73.6 million under an “Accelerated Share Repurchase” program (ASR), which allowed the shares to be purchased immediately rather than over time. The investment bank, in turn, repurchased shares on the open market over a period that was determined by the average daily trading volume of the Corporation’s shares, among other factors. The Corporation completed the ASR in February 2006 and settled its position with the investment bank by paying $3.4 million, representing the difference between the initial payment and the actual total price of the shares repurchased.
In March 2006, the Corporation’s Board of Directors approved a stock repurchase plan for 2.1 million shares through December 31, 2006. Repurchases under this plan will occur through open market acquisitions. During the three and six months ended June 30, 2006, 1.0 million and 1.1 million shares were repurchased under this plan, respectively.
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
NOTE L – New Accounting Standard
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. Specifically, the interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Corporation is currently evaluating the impact of FIN 48 on the consolidated financial statements.
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
In addition to the factors identified herein, the following risk factors could cause actual results to differ materially from such forward-looking statements:
•	Changes in interest rates may have an adverse effect on the Corporation’s profitability.
•	Changes in economic conditions and the composition of the Corporation’s loan portfolios could lead to higher loan charge-offs or an increase in the allowance for loan losses and may reduce the Corporation’s income.
•	Fluctuations in the value of the Corporation’s equity portfolio, or assets under management by the Corporation’s trust and investment management services, could have a material impact on the Corporation’s results of operations.
•	If the Corporation is unable to acquire additional banks on favorable terms or if it fails to successfully integrate or improve the operations of acquired banks, the Corporation may be unable to execute its growth strategies.
•	If the goodwill that the Corporation has recorded in connection with its acquisitions becomes impaired, it could have a negative impact on the Corporation’s profitability.
•	The competition the Corporation faces is increasing and may reduce the Corporation’s customer base and negatively impact the Corporation’s results of operations.
•	The supervision and regulation by various regulatory authorities to which the Corporation is subject can be a competitive disadvantage.
The Corporation’s forward-looking statements are relevant only as of the date on which such statements are made. By making any forward-looking statements, the Corporation assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.
RESULTS OF OPERATIONS
Overview
The Corporation currently derives the majority of its earnings from traditional banking activities, with net interest income, or the difference between interest income earned on loans and investments and interest paid on deposits and borrowings, accounting for approximately 78% of revenues for the three and six months ended June 30, 2006. Growth in net interest income is dependent upon balance sheet growth or increasing the net interest margin, which is net interest income as a percentage of average interest-earning assets. The Corporation also generates revenue through fees earned on the various services and products offered to its customers and through sales of assets, such as loans, investments, or properties. Offsetting these revenue sources are provisions for credit losses on loans, other operating expenses and income taxes.
The Corporation’s net income for the second quarter of 2006 increased $5.1 million, or 12.3%, from $41.6 million in 2005 to $46.7 million in 2006. Net income for the first half of 2006 increased $7.5 million, or 9.1%, from $83.0 million in 2005 to $90.6 million in 2006. Diluted net income per share for the second quarter increased $0.02, or 8.0%, from $0.25 in 2005 to $0.27 in 2006. For the first half of 2006, diluted net income per share increased $0.02 per share, or 4.0%, from $0.50 in 2005 to $0.52 in 2006. The Corporation realized annualized returns on average assets of 1.32% and average equity of 13.01% during the second quarter of 2006. For the first half of 2006, the Corporation realized annualized returns on average assets of 1.32% and average equity of 12.92%. The annualized return on average tangible equity, which is net income, as adjusted for intangible amortization (net of tax), divided by average shareholders’ equity, excluding goodwill and intangible assets, was 24.87% and 23.93% for the quarter and six months ended June 30, 2006, respectively.
The increase in net income compared to the second quarter of 2005 resulted from a $22.9 million, or 22.9%, increase in net interest income due primarily to external growth through acquisitions, offset by a decline in net interest margin. The increase in net interest income was also offset by a $2.3 million decrease in other income, a $12.6 million increase in other expenses and a $2.8 million increase in income taxes.
For the first half of 2006, the increase in net income compared to the first half of 2005 resulted from a $39.7 million, or 20.0%, increase in net interest income also due primarily to acquisitions, offset by a slight decline in net interest margin and an increase in other expenses of $26.8 million. The increase in earnings was further offset by a $3.5 million increase in income taxes and a $1.6 million decrease in other income.
The following summarizes some of the more significant factors that influenced the Corporation’s results for the three and six months ended June 30, 2006.
Interest Rates – Changes in the interest rate environment generally impact both the Corporation’s net interest income and certain components of its non-interest income. The interest rate environment refers to the level of rates and the slope of the U. S. Treasury yield curve, which plots the yields on treasury issues over various maturity periods. Typically, the shape of the yield curve is upward sloping, with longer-term rates exceeding short-term rates. However, during the three and six months ended June 30, 2006, the yield curve was relatively flat, with minimal differences between long and short-term rates, resulting in a negative impact to the Corporation’s net interest income.
Floating rate loans, short-term borrowings and savings and time deposit rates are generally influenced by short-term rates. The Federal Reserve Board (FRB) raised the Federal funds rate eight times since June 30, 2005, for a total increase of 200 basis points (from 3.25% to 5.25%). The Corporation’s prime lending rate had a corresponding increase, from 6.25% to 8.25%, resulting in an increase in the rates on floating rate loans as well as the rates on new fixed-rate loans. However, the increase in short-term rates also resulted in increased funding costs, with short-term borrowings immediately repricing to higher rates and deposit rates – although more discretionary – increasing due to competitive pressures. In addition, as rates have increased, customers have begun to shift funds from lower rate core demand and savings accounts to fixed rate certificates of deposit in order to lock into higher rates. The increase in rates on deposits and borrowings was more pronounced than loans and other earning assets and, as a result, the Corporation realized a decline in net interest margin in the three and six months ended June 30, 2006 compared to 2005.

With respect to longer-term rates, the 10-year treasury yield, which is a common benchmark for evaluating residential mortgage rates, increased to 5.15% at June 30, 2006, as compared to 3.94% at June 30, 2005. Higher mortgage rates have resulted in slower refinance activity, origination volumes and lower margins and, therefore, lower total net gains for the Corporation on fixed-rate residential mortgages which are generally sold in the secondary market.
The Corporation manages its risk associated with changes in interest rates through the techniques described in the “Market Risk” section of Management’s Discussion.
Acquisitions – In February 2006, the Corporation acquired Columbia Bancorp (Columbia), of Columbia, Maryland, a $1.3 billion bank holding company whose primary subsidiary was The Columbia Bank. In July 2005, the Corporation acquired SVB Financial Services, Inc. (SVB) of Somerville, New Jersey, a $530 million bank holding company whose primary subsidiary was Somerset Valley Bank. Results for 2006 in comparison to 2005 were impacted by these acquisitions, as documented in the appropriate sections of Management’s Discussion.
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
Merger and acquisition activity has also impacted the Corporation’s capital and liquidity. In order to complete acquisitions, the Corporation implemented strategies to maintain appropriate levels of capital and to provide necessary cash resources. In January 2006, the Corporation issued $154.6 million of junior subordinated deferrable interest debentures in order to fund the Columbia acquisition. See additional information in the “Liquidity” section of Management’s Discussion.
Earning Assets – The Corporation’s interest-earning assets increased from 2005 to 2006 through a combination of acquisitions and internal loan growth.
During the second quarter of 2006, the Corporation experienced a slight shift in its composition of interest-earning assets from investments (21.8% of total average interest-earning assets in 2006, compared to 23.3% in 2005) to loans (76.1% in 2006, compared to 74.0% in 2005). For the six months ended June 30, 2006, a similar shift in the composition of interest-earning assets from investments (22.2% in 2006, compared to 23.6% in 2005) to loans (75.7% in 2006, compared to 74.1% in 2005) occurred. The movement to higher-yielding loans has mitigated some of the factors that have had a negative effect on the Corporation’s net interest income and net interest margin. Slower growth in loans could result in a future shift in the composition of interest-earning assets from loans to investments.
Asset Quality – Asset quality refers to the underlying credit characteristics of borrowers and the likelihood that defaults on contractual payments will result in charge-offs of account balances. Asset quality is influenced by economic conditions and other factors, but can be managed through conservative underwriting and sound collection policies and procedures.
The Corporation continued to maintain excellent asset quality throughout the first half of 2006, attributable to its credit culture and underwriting policies as well as general economic conditions.

Annualized net charge-offs to average loans were consistent at 0.02% in the second quarter and first half of 2006 and 2005. While overall asset quality has remained strong, deterioration in quality of one or several significant accounts could have a detrimental impact and result in losses that may not be foreseeable based on current information. In addition, rising interest rates could increase the total payments of borrowers and could have a negative impact on the ability of some to pay according to the terms of their loans.
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
Quarter Ended June 30, 2006 versus Quarter Ended June 30, 2005
Results for the second quarter of 2006 compared to the results of the second quarter of 2005 were impacted by the February 2006 acquisition of Columbia and the July 2005 acquisition of SVB, whose results are included in 2006 amounts, but not in 2005.
Net Interest Income
Net interest income increased $22.9 million, or 22.9%, to $122.9 million in 2006 from $99.9 million in 2005. The increase was due to average balance growth, with total interest-earning assets increasing 23.7%, offset by a slightly lower net interest margin. The average fully taxable-equivalent (FTE) yield on interest-earning assets increased 91 basis points (a 15.7% increase) over 2005 while the cost of interest-bearing liabilities increased 107 basis points (a 46.7% increase). Due to the more pronounced increase in costs of interest-bearing liabilities, the net interest margin decreased two basis points. The Corporation continues to manage its asset/liability position and interest rate risk through the methods as described in the “Market Risk” section of Management’s Discussion.

The following table provides a comparative average balance sheet and net interest income analysis for the second quarter of 2006 as compared to the same period in 2005. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Three months ended June 30
	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans and leases (1)	$9,846,025	$181,019	7.37%	$7,743,791	$123,263	6.38%
Taxable investment securities (2)	2,242,945	23,564	4.20	1,966,738	18,257	3.72
Tax-exempt investment securities (2)	430,246	5,200	4.83	341,044	4,227	4.96
Equity securities (2)	152,210	1,740	4.58	131,002	1,341	4.11

Total investment securities	2,825,401	30,504	4.32	2,438,784	23,825	3.92
Loans held for sale	222,103	4,006	7.21	232,448	3,516	6.05
Other interest-earning assets	50,422	592	4.69	47,819	348	2.92

Total interest-earning assets	12,943,951	216,121	6.70%	10,462,842	150,952	5.79%
Noninterest-earning assets:
Cash and due from banks	335,009			342,592
Premises and equipment	183,587			152,123
Other assets	862,739			552,859
Less: Allowance for loan losses	(106,727)			(91,209)

Total Assets	$14,218,559			$11,419,207

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$1,672,116	$6,258	1.50%	$1,484,772	$3,309	0.89%
Savings deposits	2,386,287	12,113	2.03	1,986,909	5,859	1.18
Time deposits	4,082,429	40,625	3.99	3,014,871	21,936	2.92

Total interest-bearing deposits	8,140,832	58,996	2.91	6,486,552	31,104	1.92
Short-term borrowings	1,602,894	18,427	4.56	1,180,975	7,914	2.66
Long-term debt	1,010,744	12,932	5.13	843,727	9,668	4.60

Total interest-bearing liabilities	10,754,470	90,355	3.36%	8,511,254	48,686	2.29%
Noninterest-bearing liabilities:
Demand deposits	1,850,991			1,567,611
Other	173,213			139,921

Total Liabilities	12,778,674			10,218,786
Shareholders’ equity	1,439,885			1,200,421

Total Liabilities and Shareholders’ Equity	$14,218,559			$11,419,207

Net interest income/net interest margin (FTE)		125,766	3.90%		102,266	3.92%

Tax equivalent adjustment		(2,915)			(2,341)

Net interest income		$122,851			$99,925

(1)	Includes non-performing loans.

(2)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	2006 vs. 2005
	Increase (decrease) due
	To change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans and leases	$36,765	$20,991	$57,756
Taxable investment securities	2,766	2,541	5,307
Tax-exempt investment securities	1,088	(115)	973
Equity securities	234	165	399
Loans held for sale	(162)	652	490
Other interest-earning assets	20	224	244

Total interest income	$40,711	$24,458	$65,169

Interest expense on:
Demand deposits	$462	$2,487	$2,949
Savings deposits	1,376	4,878	6,254
Time deposits	9,168	9,521	18,689
Short-term borrowings	3,499	7,014	10,513
Long-term debt	2,054	1,210	3,264

Total interest expense	$16,559	$25,110	$41,669

Interest income increased $65.2 million, or 43.2%, primarily due to increases in average balances of interest-earning assets and partially due to increases in rates. Interest income increased $40.7 million as a result of a $2.5 billion, or 23.7%, increase in average balances, while an increase of $24.5 million was realized from the 91 basis point increase in rates.
The increase in average interest-earning assets was primarily due to loan growth. Average loans increased $2.1 billion, or 27.1%. The following summarizes the growth in average loans, by type:

	Three months ended
	June 30		Increase
	2006	2005	$	%
		(dollars in thousands)
Commercial – industrial and financial	$2,466,241	$1,970,926	$495,315	25.1%
Commercial – agricultural	325,409	319,853	5,556	1.7
Real estate – commercial mortgage	3,039,417	2,537,606	501,811	19.8
Real estate – residential mortgage and home equity	2,046,953	1,678,623	368,330	21.9
Real estate – construction	1,373,038	691,509	681,529	98.6
Consumer	518,714	482,178	36,536	7.6
Leasing and other	76,253	63,096	13,157	20.9

Total	$9,846,025	$7,743,791	$2,102,234	27.1%

The acquisitions of Columbia and SVB contributed approximately $1.4 billion to the increase in average balances. The following table presents the average balance impact of acquisitions, by type:

	Three months ended
	June 30
	2006	2005
	(in thousands)
Commercial — industrial and financial	$357,295	$—
Real estate — commercial mortgage	274,592	—
Real estate — residential mortgage and home equity	273,542	—
Real estate — construction	459,666	—
Consumer	4,676	—
Leasing and other	1,231	—

Total	$1,371,002	$—

The following table presents the growth in average loans, by type, excluding the average balances contributed by the acquisitions of Columbia and SVB:

	Three months ended
	June 30		Increase
	2006	2005	$	%
		(dollars in thousands)
Commercial — industrial and financial	$2,108,946	$1,970,926	$138,020	7.0%
Commercial — agricultural	325,409	319,853	5,556	1.7
Real estate — commercial mortgage	2,764,825	2,537,606	227,219	9.0
Real estate — residential mortgage and home equity	1,773,411	1,678,623	94,788	5.6
Real estate — construction	913,372	691,509	221,863	32.1
Consumer	514,038	482,178	31,860	6.6
Leasing and other	75,022	63,096	11,926	18.9

Total	$8,475,023	$7,743,791	$731,232	9.4%

Excluding the impact of acquisitions, loan growth was particularly strong in the commercial mortgage and construction categories, which together increased $449.1 million, or 13.9%. Commercial loans increased $143.6 million, or 6.3%. The remaining growth in loans was due to residential mortgage and home equity loans increasing $94.8 million, or 5.6%, primarily due to increases in home equity loans.
The average yield on loans during the second quarter of 2006 was 7.37%, a 99 basis point, or 15.5%, increase over 2005. This mainly reflects the impact of floating and adjustable rate loans, which reprice to higher rates when interest rates rise, as they have over the past twelve months.
Average investment securities increased $386.6 million, or 15.9%. Excluding the impact of acquisitions, this increase was $32.2 million, or 1.3%, funded by both reinvestments of maturities and increased borrowings. The average yield on investment securities increased 40 basis points from 3.92% in 2005 to 4.32% in 2006.

The following table summarizes the growth in average deposits, by category:

	Three months ended
	June 30		Increase
	2006	2005	$	%
		(dollars in thousands)
Noninterest-bearing demand	$1,850,991	$1,567,611	$283,380	18.1%
Interest-bearing demand	1,672,116	1,484,772	187,344	12.6
Savings	2,386,287	1,986,909	399,378	20.1
Time deposits	4,082,429	3,014,871	1,067,558	35.4

Total	$9,991,823	$8,054,163	$1,937,660	24.1%

The acquisitions of Columbia and SVB accounted for approximately $1.4 billion of the increase in average balances. The following table presents the average balance impact of these acquisitions, by type:

	Three months ended
	June 30
	2006	2005
	(in thousands)
Noninterest-bearing demand	$315,723	$—
Interest-bearing demand	183,007	—
Savings	296,080	—
Time deposits	651,435	—

Total	$1,446,245	$—

The following table presents the growth in average deposits, by type, excluding the contribution of the acquisitions of Columbia and SVB:

	Three months ended
	June 30		Increase (decrease)
	2006	2005	$	%
		(dollars in thousands)
Noninterest-bearing demand	$1,535,268	$1,567,611	$(32,343)	(2.1)%
Interest-bearing demand	1,489,109	1,484,772	4,337	0.3
Savings	2,090,207	1,986,909	103,298	5.2
Time deposits	3,430,994	3,014,871	416,123	13.8

Total	$8,545,578	$8,054,163	$491,415	6.1%

Interest expense increased $41.7 million, or 85.6%, to $90.4 million in the second quarter of 2006 from $48.7 million in the second quarter of 2005. Interest expense increased $16.6 million due to a $2.2 billion, or 26.4%, increase in average balances and $25.1 million due to the 107 basis point, or 46.7%, increase in the cost of total interest-bearing liabilities. The cost of interest-bearing deposits increased 99 basis points, or 51.6%, from 1.92% in 2005 to 2.91% in 2006. This increase was due to customers becoming increasingly price-sensitive and shifting from core demand and savings accounts to higher cost certificates of deposit, a trend that may continue throughout the second half of the year.
Average borrowings increased $588.9 million from the second quarter of 2005. Excluding the impact of acquisitions, average short-term borrowings increased $221.4 million, or 18.7%, to $1.4 billion, while average long-term debt increased $132.7 million, or 15.7%, to $976.4 million. The increase in short-term borrowings was mainly due to an increase in Federal funds purchased to fund investment purchases and loan growth, offset by lower borrowings outstanding under repurchase agreements. The increase in long-term debt was primarily due to the issuance of $154.6 million of junior subordinated deferrable interest debentures in connection with the Columbia acquisition, offset by lower Federal Home Loan Bank (FHLB) advances.
Provision and Allowance for Loan Losses
The following table presents ending balances of loans outstanding (net of unearned income):

	June 30	December 31	June 30
	2006	2005	2005
	(in thousands)
Commercial — industrial and financial	$2,553,375	$2,044,010	$1,991,480
Commercial — agricultural	330,063	331,659	322,791
Real-estate — commercial mortgage	3,063,863	2,831,405	2,556,990
Real-estate — residential mortgage and home equity	2,091,301	1,774,260	1,695,821
Real-estate — construction	1,408,144	851,451	699,518
Consumer	520,094	519,094	485,492
Leasing and other	85,117	72,849	60,387

	$10,051,957	$8,424,728	$7,812,479

Approximately $4.5 billion, or 44.5%, of the Corporation’s loan portfolio was in commercial mortgage and construction loans at June 30, 2006, compared to 41.7% at June 30, 2005. While the Corporation does not have a concentration of credit risk with any single borrower, repayments on loans in these portfolios can be negatively influenced by decreases in real estate values. The Corporation mitigates this risk through stringent underwriting policies and procedures. In addition, approximately 60% of commercial mortgages were owner-occupied as of June 30, 2006. These types of loans are generally less risky than non-owner-occupied mortgages. Construction loans at June 30, 2006 consisted of approximately 60% builder and land acquisition loans, 20% residential construction and 20% commercial or multi-family construction.

The following table presents the activity in the Corporation’s allowance for loan losses:

	Three months ended
	June 30
	2006	2005
	(dollars in thousands)
Loans outstanding at end of period (net of unearned)	$10,051,957	$7,812,479

Daily average balance of loans and leases	$9,846,025	$7,743,791

Balance at beginning of period	$106,195	$90,127

Loans charged off:
Commercial – financial and agricultural	1,016	729
Real estate – mortgage	77	54
Consumer	537	836
Leasing and other	49	41

Total loans charged off	1,679	1,660

Recoveries of loans previously charged off:
Commercial – financial and agricultural	790	479
Real estate – mortgage	12	467
Consumer	346	242
Leasing and other	5	22

Total recoveries	1,153	1,210

Net loans charged off	526	450

Provision for loan losses	875	725

Balance at end of period	$106,544	$90,402

Net charge-offs to average loans (annualized)	0.02%	0.02%

Allowance for loan losses to loans outstanding	1.06%	1.15%

The following table summarizes the Corporation’s non-performing assets as of the indicated dates:

	June 30	December 31	June 30
	2006	2005	2005
	(dollars in thousands)
Non-accrual loans	$26,299	$36,560	$20,820
Loans 90 days past due and accruing	13,421	9,012	7,453
Other real estate owned	3,125	2,072	3,478

Total non-performing assets	$42,845	$47,644	$31,751

Non-accrual loans/Total loans	0.26%	0.43%	0.27%
Non-performing assets/Total assets	0.29%	0.38%	0.27%
Allowance/Non-performing loans	268%	204%	320%
The provision for loan losses for the second quarter of 2006 totaled $875,000, an increase of $150,000, or 20.7%, from the same period in 2005. Net charge-offs totaled $526,000, or 0.02% of average loans on an annualized basis, during the second quarter of 2006, a $76,000 increase over a $450,000, or 0.02%, in net charge-offs for the second quarter of 2005. Non-performing assets increased to $42.8 million, or 0.29% of total assets, at June 30, 2006, from $31.8 million, or 0.27% of total assets, at June 30, 2005. While total non-performing assets increased $11.1 million in comparison to 2005, this is not an indication of a deterioration in credit quality as non-performings as a percent of total assets increased only two basis points. Total non-performing assets decreased $4.8 million from December 31, 2005.
Management believes that the allowance balance of $106.5 million at June 30, 2006 is sufficient to cover losses inherent in the loan portfolio on that date and is appropriate based on applicable accounting standards.
Other Income
The following table presents the components of other income:

	Three months ended
	June 30		Increase (decrease)
	2006	2005	$	%
		(dollars in thousands)
Investment management and trust services	$9,056	$8,966	$90	1.0%
Service charges on deposit accounts	10,892	9,960	932	9.4
Other service charges and fees	6,576	7,142	(566)	(7.9)
Gains on sales of mortgage of loans	5,187	6,290	(1,103)	(17.5)
Investment securities gains	1,409	1,418	(9)	(0.6)
Gain on sale of deposits	—	2,200	(2,200)	N/A
Other	2,882	2,339	543	23.2

Total	$36,002	$38,315	$(2,313)	(6.0)%

Other income decreased $2.3 million, or 6.0%, in 2006 including additions of $1.7 million due to the acquisitions of Columbia and SVB, presented as follows:

	Three months ended
	June 30
	2006	2005
	(in thousands)
Investment management and trust services	$271	$—
Service charges on deposit accounts	674	—
Other service charges and fees	244	—
Gains on sales of mortgage loans	297	—
Investment securities gains (losses)	(4)	—
Other	259	—

Total	$1,741	$—

The following table presents the components of other income, excluding the amounts contributed by the Columbia and SVB acquisitions:

	Three months ended
	June 30		Increase (decrease)
	2006	2005	$	%
		(dollars in thousands)
Investment management and trust services	$8,785	$8,966	$(181)	(2.0)%
Service charges on deposit accounts	10,218	9,960	258	2.6
Other service charges and fees	6,332	7,142	(810)	(11.3)
Gains on sales of mortgage loans	4,890	6,290	(1,400)	(22.3)
Investment securities gains	1,413	1,418	(5)	(0.4)
Gain on sale of deposits	—	2,200	(2,200)	N/A
Other	2,623	2,339	284	12.1

Total	$34,261	$38,315	$(4,054)	(10.6)%

The discussion that follows addresses changes in other income, excluding the acquisitions of Columbia and SVB.
Excluding investment securities gains, total other income decreased $4.1 million, or 11.0%, primarily due to a $2.2 million non-recurring gain on the sale of deposits in the second quarter of 2005, and gains on sales of mortgage loans. The reduction in gains on sales of mortgage loans resulted from the increase in longer-term mortgage rates and lower spreads on sales.
The decrease in investment management and trust services was due to a reduction in brokerage revenue, offset slightly by increased trust commission income. Brokerage revenue decreased $258,000, or 8.0%, mainly due to lower sales of fixed rate annuities as higher rates made alternative investments, such as certificates of deposit, more attractive.
The increase in service charges on deposit accounts was due to increases of $332,000 and $278,000 in cash management fees and overdraft fees, respectively, offset by a $352,000 decrease in other service charges on deposit accounts. The decrease in other service charges and fees was due to decrease in merchant fees ($1.2 million, or 42.1%) due to a one-time increase in the second quarter of 2005, offset by increases in debit card fees ($243,000, or 15.0%) and letter of credit fees ($68,000, or 5.6%).
Other Expenses
The following table presents the components of other expenses:

	Three months ended
	June 30		Increase (decrease)
	2006	2005	$	%
		(dollars in thousands)
Salaries and employee benefits	$53,390	$45,235	$8,155	18.0%
Net occupancy expense	9,007	6,549	2,458	37.5
Equipment expense	3,495	2,888	607	21.0
Data processing	3,165	3,321	(156)	(4.7)
Advertising	3,027	2,276	751	33.0
Intangible amortization	2,006	1,168	838	71.7
Other	16,703	16,752	(49)	(0.3)

Total	$90,793	$78,189	$12,604	16.1%

Total other expenses increased $12.6 million, or 16.1%, in 2006, including $14.0 million due to the Columbia and SVB acquisitions, presented as follows:

	Three months ended
	June 30
	2006	2005
	(in thousands)
Salaries and employee benefits	$7,137	$—
Net occupancy expense	1,664	—
Equipment expense	541	—
Data processing	390	—
Advertising	418	—
Intangible amortization	900	—
Other	2,947	—

Total	$13,997	$—

The following table presents the components of other expenses, excluding the amounts contributed by the Columbia and SVB acquisitions:

	Three months ended
	June 30		Increase (decrease)
	2006	2005	$	%
	(dollars in thousands)
Salaries and employee benefits	$46,253	$45,235	$1,018	2.3%
Net occupancy expense	7,343	6,549	794	12.1
Equipment expense	2,954	2,888	66	2.3
Data processing	2,775	3,321	(546)	(16.4)
Advertising	2,609	2,276	333	14.6
Intangible amortization	1,106	1,168	(62)	(5.3)
Other	13,756	16,752	(2,996)	(17.9)

Total	$76,796	$78,189	$(1,393)	(1.8)%

The discussion that follows addresses changes in other expenses, excluding the acquisitions of Columbia and SVB.
The increase in salaries and employee benefits resulted from the salary expense component increasing $873,000, or 2.4%, driven by an increase in total average full-time equivalent employees and normal increases for existing employees, offset by decreased incentive compensation costs. Employee benefits also increased $145,000, or 1.6%, in comparison to the second quarter of 2005 due to increases in healthcare costs, offset by a decrease in expenses related to the Corporation’s defined benefit pension plan.
The increase in occupancy expense resulted from increased depreciation of real property and higher maintenance and utility costs in the second quarter of 2006 in comparison to 2005. The decrease in data processing expense, which consists mainly of fees paid for outsourced back office systems, was mainly due to the renegotiation of key processing contracts with certain vendors, most notably an automated teller service provider. The decrease in other expenses was mainly due to the timing of certain expenses recorded in the second quarter of 2005 and approximately $700,000 of certain expense recoveries related to non-accrual loans in 2006.

Income Taxes
Income tax expense for the second quarter of 2006 was $20.5 million, a $2.8 million, or 15.6%, increase from $17.7 million in 2005. The Corporation’s effective tax rate was approximately 30.5% in 2006, as compared to 29.9% in 2005. The effective rate is lower than the Federal statutory rate of 35% due mainly to investments in tax-free municipal securities and federal tax credits from investments in low and moderate-income housing partnerships.
Six Months Ended June 30, 2006 versus Six Months Ended June 30, 2005
Results for the first half of 2006 compared to the results for the first half of 2005 were impacted by the February 2006 acquisition of Columbia and the July 2005 acquisition of SVB, whose results are included in 2006 amounts, but not in 2005.
Net Interest Income
Net interest income increased $39.7 million, or 20.0%, to $237.9 million in 2006 from $198.2 million in 2005. The increase was due to average balance growth, with total interest-earning assets increasing 21.6%, offset by a lower net interest margin. The average FTE yield on interest-earning assets increased 85 basis points (a 14.9% increase) over 2005 while the cost of interest-bearing liabilities increased 104 basis points (a 47.5% increase). The higher increase in the cost of interest-bearing liabilities resulted in a five basis point decrease in net interest margin. The Corporation continues to manage its asset/liability position and interest rate risk through the methods discussed in the “Market Risk section of Management’s Discussion.

The following table provides a comparative average balance sheet and net interest income analysis for the first six months of 2006 as compared to the same period in 2005. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Six months ended June 30
	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans and leases (1)	$9,538,542	$342,902	7.24%	$7,675,039	$239,954	6.30%
Taxable investment securities (2)	2,214,666	46,103	4.16	1,975,750	36,518	3.73
Tax-exempt investment securities (2)	433,087	10,385	4.80	338,215	8,481	5.06
Equity securities (2)	148,630	3,299	4.45	127,929	2,611	4.12

Total investment securities	2,796,383	59,787	4.28	2,441,894	47,610	3.93
Loans held for sale	210,834	7,464	7.08	207,428	6,018	5.85
Other interest-earning assets	56,870	1,255	4.43	38,313	524	2.76

Total interest-earning assets	12,602,629	411,408	6.57%	10,362,674	294,106	5.72%
Noninterest-earning assets:
Cash and due from banks	346,681			332,747
Premises and equipment	180,690			150,579
Other assets	825,037			562,046
Less: Allowance for loan losses	(104,376)			(90,851)

Total Assets	$13,850,661			$11,317,195

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$1,669,327	$11,996	1.45%	$1,489,850	$6,279	0.85%
Savings deposits	2,329,850	22,510	1.95	1,949,573	10,324	1.07
Time deposits	3,914,400	74,680	3.85	3,005,646	42,309	2.84

Total interest-bearing deposits	7,913,577	109,186	2.78	6,445,069	58,912	1.84
Short-term borrowings	1,545,414	33,733	4.36	1,210,053	14,738	2.46
Long-term debt	1,003,152	25,045	5.03	764,042	17,598	4.64

Total interest-bearing liabilities	10,462,143	167,964	3.23%	8,419,164	91,248	2.19%
Noninterest-bearing liabilities:
Demand deposits	1,808,671			1,538,526
Other	166,346			133,590

Total Liabilities	12,437,160			10,091,280
Shareholders’ equity	1,413,501			1,225,915

Total Liabilities and Shareholders’ Equity	$13,850,661			$11,317,195

Net interest income/net interest margin (FTE)		243,444	3.89%		202,858	3.94%

Tax equivalent adjustment		(5,550)			(4,685)

Net interest income		$237,894			$198,173

(1)	Includes non-performing loans.

(2)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	2006 vs. 2005
	Increase (decrease) due
	To change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans and leases	$63,918	$39,030	$102,948
Taxable investment securities	4,901	4,684	9,585
Tax-exempt investment securities	2,348	(444)	1,904
Equity securities	460	228	688
Loans held for sale	105	1,341	1,446
Other interest-earning assets	325	406	731

Total interest income	$72,057	$45,245	$117,302

Interest expense on:
Demand deposits	$834	$4,883	$5,717
Savings deposits	2,332	9,854	12,186
Time deposits	14,881	17,490	32,371
Short-term borrowings	5,000	13,995	18,995
Long-term debt	5,872	1,575	7,447

Total interest expense	$28,919	$47,797	$76,716

Interest income increased $117.3 million, or 39.9%, primarily as a result of increases in average balances of interest-earning assets and partially as a result of increases in rates. Interest income increased $72.1 million as a result of a $2.2 billion, or 21.6%, increase in average balances, while an increase of $45.2 million was realized from the 85 basis point increase in rates.
The increase in average interest-earning assets was primarily due to loan growth. Average loans increased $1.9 billion, or 24.3%. The following summarizes the growth in average loans, by type:

	Six months ended
	June 30		Increase
	2006	2005	$	%
	(dollars in thousands)
Commercial — industrial and financial	$2,372,936	$1,987,810	$385,126	19.4%
Commercial — agricultural	326,662	323,257	3,405	1.1
Real estate — commercial mortgage	2,992,308	2,488,974	503,334	20.2
Real estate — residential mortgage and home equity	1,986,582	1,666,518	320,064	19.2
Real estate — construction	1,268,781	665,043	603,738	90.8
Consumer	517,539	480,406	37,133	7.7
Leasing and other	73,734	63,031	10,703	17.0

Total	$9,538,542	$7,675,039	$1,863,503	24.3%

The acquisitions of Columbia and SVB contributed approximately $1.2 million to the increase in average balances. The following table presents the average balance impact of acquisitions, by type:

	Six months ended
	June 30
	2006	2005
	(in thousands)
Commercial — industrial and financial	$301,717	$—
Real estate — commercial mortgage	254,681	—
Real estate — residential mortgage and home equity	235,415	—
Real estate — construction	387,311	—
Consumer	4,239	—
Leasing and other	1,001	—

Total	$1,184,364	$—

The following table presents the growth in average loans, by type, excluding the average balances contributed by the acquisitions of Columbia and SVB:

	Six months ended
	June 30		Increase
	2006	2005	$	%
	(dollars in thousands)
Commercial — industrial and financial	$2,071,219	$1,987,810	$83,409	4.2%
Commercial — agricultural	326,662	323,257	3,405	1.1
Real estate — commercial mortgage	2,737,627	2,488,974	248,653	10.0
Real estate — residential mortgage and home equity	1,751,167	1,666,518	84,649	5.1
Real estate — construction	881,470	665,043	216,427	32.5
Consumer	513,300	480,406	32,894	6.8
Leasing and other	72,733	63,031	9,702	15.4

Total	$8,354,178	$7,675,039	$679,139	8.8%

Excluding the impact of acquisitions, loan growth was particularly strong in the commercial mortgage and construction categories, which together increased $465.1 million, or 14.7%. Commercial loans increased $86.8 million, or 3.8%. Residential mortgage and home equity loans increased $84.6 million, or 5.1%, entirely due to increases in home equity loans.
The average yield on loans during the first half of 2006 was 7.24%, a 94 basis point, or 14.9%, increase over 2005. This increase in the average yield on loans reflects the impact of a significant portfolio of floating rate loans, which immediately reprice to higher rates when interest rates rise, as they have over the past twelve months.
Average investment securities increased $354.5 million, or 14.5%. Excluding the impact of acquisitions, this increase was $41.8 million, or 1.7%, funded by both reinvestments of maturities and increased borrowings. The average yield on investment securities increased 35 basis points from 3.93% in 2005 to 4.28% in 2006.

The following table summarizes the growth in average deposits by category:

	Six months ended
	June 30		Increase
	2006	2005	$	%
		(dollars in thousands)
Noninterest-bearing demand	$1,808,671	$1,538,526	$270,145	17.6%
Interest-bearing demand	1,669,327	1,489,850	179,477	12.0
Savings	2,329,850	1,949,573	380,277	19.5
Time deposits	3,914,400	3,005,646	908,754	30.2

Total	$9,722,248	$7,983,595	$1,738,653	21.8%

The acquisitions of Columbia and SVB accounted for approximately $1.3 billion of the increase in average balances. The following table presents the average balance impact of acquisitions, by type:

	Six months ended
	June 30
	2006	2005
	(in thousands)
Noninterest-bearing demand	$270,623	$—
Interest-bearing demand	169,893	—
Savings	271,068	—
Time deposits	557,142	—

Total	$1,268,726	$—

The following table presents the growth in average deposits, by type, excluding the contribution of the acquisitions of Columbia and SVB:

	Six months ended
	June 30		Increase (decrease)
	2006	2005	$	%
	(dollars in thousands)
Noninterest-bearing demand	$1,538,048	$1,538,526	$(478)	N/M
Interest-bearing demand	1,499,434	1,489,850	9,584	0.6%
Savings	2,058,782	1,949,573	109,209	5.6
Time deposits	3,357,258	3,005,646	351,612	11.7

Total	$8,453,522	$7,983,595	$469,927	5.9%

N/M	— not meaningful.
Interest expense increased $76.7 million, or 84.1%, to $168.0 million in the first half of 2006 from $91.2 million in the first half of 2005. Interest expense increased $28.9 million due to a $2.0 billion, or 24.3%, increase in average balances and $47.8 million due to a 104 basis point, or 47.5%, increase in the cost of total interest-bearing liabilities. The cost of interest-bearing deposits increased 94 basis points, or 51.1%, from 1.84% in 2005 to 2.78% in 2006. This increase was due to rising rates in general as a result of the FRB’s rate increases over the past twelve months. Additional increases have resulted from customers becoming increasingly price-sensitive and shifting from core demand and savings accounts to higher cost certificates of deposits.
Average borrowings increased $574.5 million from the first half of 2005. Excluding the impact of acquisitions, average short-term borrowings increased $166.6 million, or 13.8%, to $1.4 billion, while average long-term debt increased $206.9 million, or 27.1%, to $971.0 million. The increase in short-term borrowings was mainly due to an increase in Federal funds purchased to fund investment purchases and loan growth, offset by lower borrowings outstanding under repurchase agreements. The increase in long-term debt was primarily due to the issuance of $154.6 million of junior subordinated deferrable interest debentures in connection with the Columbia acquisition and the impact of $100.0 million of subordinated debt issued and outstanding since March 2005.
Provision and Allowance for Loan Loss
The following table presents the activity in the Corporation’s allowance for loan losses:

	Six months ended
	June 30
	2006	2005
	(dollars in thousands)
Loans outstanding at end of period (net of unearned)	$10,051,957	$7,812,479

Daily average balance of loans and leases	$9,538,542	$7,675,039

Balance at beginning of period	$92,847	$89,627

Loans charged off:
Commercial – financial and agricultural	1,895	1,552
Real estate – mortgage	158	241
Consumer	998	1,601
Leasing and other	128	85

Total loans charged off	3,179	3,479

Recoveries of loans previously charged off:
Commercial – financial and agricultural	1,171	1,176
Real estate – mortgage	106	917
Consumer	677	608
Leasing and other	56	28

Total recoveries	2,010	2,729

Net loans charged off	1,169	750

Provision for loan losses	1,875	1,525

Allowance purchased	12,991	—

Balance at end of period	$106,544	$90,402

Net charge-offs to average loans (annualized)	0.02%	0.02%

Allowance for loan losses to loans outstanding	1.06%	1.15%

The provision for loan losses for the first half of 2006 totaled $1.9 million, an increase of $350,000, or 23.0%, from the same period in 2005. Net charge-offs totaled $1.2 million, or 0.02% of average loans on an annualized basis, during the first half of 2006, a $419,000 increase over $750,000, or 0.02%, in net charge-offs for the first half of 2005.

Other Income
The following table presents the components of other income:

	Six months ended
	June 30		Increase (decrease)
	2006	2005	$	%
	(dollars in thousands)
Investment management and trust services	$19,088	$17,985	$1,103	6.1%
Service charges on deposit accounts	21,139	19,292	1,847	9.6
Other service charges and fees	13,230	12,698	532	4.2
Gains on sales of mortgage loans	9,959	11,947	(1,988)	(16.6)
Investment securities gains	4,074	4,733	(659)	(13.9)
Gain on sale of deposits	—	2,200	(2,200)	N/A
Other	5,119	5,313	(194)	(3.7)

Total	$72,609	$74,168	$(1,559)	(2.1)%

Other income decreased $1.6 million, or 2.1%, in 2006, including $3.0 million due to the acquisitions of Columbia and SVB, presented as follows:

	Six months ended
	June 30
	2006	2005
	(in thousands)
Investment management and trust services	$430	$—
Service charges on deposit accounts	1,140	—
Other service charges and fees	432	—
Gains on sales of mortgage loans	495	—
Investment securities gains (losses)	(4)	—
Other	480	—

Total	$2,973	$—

The following table presents the components of other income, excluding the amounts contributed by the Columbia and SVB acquisitions:

	Six months ended
	June 30		Increase (decrease)
	2006	2005	$	%
	(dollars in thousands)
Investment management and trust services	$18,658	$17,985	$673	3.7%
Service charges on deposit accounts	19,999	19,292	707	3.7
Other service charges and fees	12,798	12,698	100	0.8
Gains on sales of mortgage loans	9,464	11,947	(2,483)	(20.8)
Investment securities gains	4,078	4,733	(655)	(13.8)
Gain on sale of deposits	—	2,200	(2,200)	N/A
Other	4,639	5,313	(674)	(12.7)

Total	$69,636	$74,168	$(4,532)	(6.1)%

The discussion that follows addresses changes in other income, excluding the acquisitions of Columbia and SVB.

Excluding investment securities gains, which decreased $655,000 in the first half of 2006 to $4.1 million, total other income decreased $3.9 million, or 5.6%, as slight growth in fee income was more than offset by decreases resulting from a $2.2 million non-recurring gain on the sale of deposits in the second quarter of 2005, and decreased gains on sales of mortgage loans. The decrease in gains on sales of mortgage loans resulted from the increase in longer-term mortgage rates and lower margins.
The increase in investment management and trust services was due to increases in both brokerage revenue and trust commission income. Trust commission income increased $489,000, or 4.3%, while brokerage revenue increased $183,000, or 2.7%.
The increase in service charges on deposit accounts was due to increases of $668,000 and $594,000 in overdraft fees and cash management fees, respectively, offset by a $555,000 decrease in other service charges on deposit accounts, primarily related to lower fees earned on non-interest and interest-bearing demand accounts.
Investment securities gains decreased $655,000, or 13.8%. Investment securities gains during the first half of 2006 consisted of net realized gains of $4.1 million on the sale of equity securities. Investment securities gains during the first half of 2005 consisted of net realized gains of $3.9 million on the sale of equity securities and $845,000 on the sale of available for sale debt securities.
Other Expenses
The following table presents the components of other expenses:

	Six months ended
	June 30		Increase (decrease)
	2006	2005	$	%
	(dollars in thousands)
Salaries and employee benefits	$103,319	$89,532	$13,787	15.4%
Net occupancy expense	17,596	14,047	3,549	25.3
Equipment expense	7,088	5,958	1,130	19.0
Data processing	6,074	6,490	(416)	(6.4)
Advertising	5,280	4,249	1,031	24.3
Intangible amortization	3,858	2,347	1,511	64.4
Other	35,594	29,393	6,201	21.1

Total	$178,809	$152,016	$26,793	17.6%

Total other expenses increased $26.8 million, or 17.6%, in 2006, including $23.9 million due to the Columbia and SVB acquisitions, presented as follows:

	Six months ended
	June 30
	2006	2005
	(in thousands)
Salaries and employee benefits	$12,278	$—
Net occupancy expense	2,803	—
Equipment expense	1,000	—
Data processing	682	—
Advertising	715	—
Intangible amortization	1,646	—
Other	4,730	—

Total	$23,854	$—

The following table presents the components of other expenses, excluding the amounts contributed by the Columbia and SVB acquisitions:

	Six months ended
	June 30		Increase (decrease)
	2006	2005	$	%
	(dollars in thousands)
Salaries and employee benefits	$91,041	$89,532	$1,509	1.7%
Net occupancy expense	14,793	14,047	746	5.3
Equipment expense	6,088	5,958	130	2.2
Data processing	5,392	6,490	(1,098)	(16.9)
Advertising	4,565	4,249	316	7.4
Intangible amortization	2,212	2,347	(135)	(5.8)
Other	30,864	29,393	1,471	5.0

Total	$154,955	$152,016	$2,939	1.9%

The discussion that follows addresses changes in other expenses, excluding the acquisitions of Columbia and SVB.
The increase in salaries and employee benefits resulted from an increase in the salary expense component of $1.5 million, or 2.1%, driven by an increase in total average full-time equivalent employees and normal increases for existing employees, offset by a decrease in incentive compensation costs. This increase was offset by a slight decrease in employee benefits of $42,000, or 0.2%, in comparison to the first half of 2005 due to a reduction in healthcare costs as a result of a favorable claims experience and decreases in expenses related to the Corporation’s defined benefit pension plan, offset by an increase in other employee benefits.
The decrease in data processing expense, which consists mainly of fees paid for outsourced back office systems, was mainly due to the renegotiation of key processing contracts with certain vendors, most notably an automated teller service provider.
The increase in other expenses during the first half of 2006 was mainly the result of a $1.6 million expense related to the reserve for losses associated with the settlement of a previously reported lawsuit, partially offset by certain expense recoveries related to non-accrual loans in the second quarter of 2006.

Income Taxes
Income tax expense for the first half of 2006 was $39.2 million, a $3.5 million, or 9.7%, increase from $35.8 million in 2005. The Corporation’s effective tax rate was approximately 30.2% in the first half of 2006, as compared to 30.1% in 2005. The effective rate is lower than the Federal statutory rate of 35% due mainly to investments in tax-free municipal securities and federal tax credits from investments in low and moderate-income housing partnerships.
FINANCIAL CONDITION
Total assets of the Corporation increased $2.2 billion, or 17.4%, to $14.6 billion at June 30, 2006, compared to $12.4 billion at December 31, 2005. The acquisition of Columbia added $1.5 billion to total assets. Excluding the acquisition of Columbia, the increase in total assets was mainly attributable to an increase in loans ($561.6 million, or 6.7%) and investment securities ($104.1 million, or 4.0%).
Unless otherwise noted, the discussion that follows addresses the changes in the consolidated balance sheet excluding the impact of the Columbia acquisition. See Note G, “Acquisitions” in the Notes to Consolidated Financial Statements for a summary of the balances recorded for Columbia.
The Corporation experienced strong loan growth across all loan types, excluding consumer loans, due to continued favorable economic conditions. Commercial loans and mortgages increased $326.0 million, or 6.3%, construction loans grew $121.7 million, or 14.3%, and residential mortgages and home equity loans increased $104.7 million, or 5.9%. Consumer loans decreased $2.4 million, or 0.5%.
Despite strong loan growth, funds provided by increases in deposits and borrowings exceeded net funds used for new loans during the first half of 2006. These excess funds were generally used to purchase investment securities.
Deposits increased $372.9 million, or 4.2%, from December 31, 2005. Savings deposits increased $87.3 million, or 4.1%, while interest-bearing demand deposits decreased $72.0 million, or 4.4%, and noninterest-bearing deposits decreased $11.5 million, or 0.7%. Time deposits increased $369.1 million, or 11.0%, reflecting a significant shift by customers as rates on time deposits increased due to competitive pressures resulting from the FRB’s four short-term interest rate increases during the first half of 2006.
Short-term borrowings, which consist mainly of Federal funds purchased and customer cash management accounts, increased $282.7 million, or 21.8%, during the first half of 2006. This increase was mainly due to an increase in Federal funds purchased and increased borrowings outstanding under the Corporation’s revolving line of credit, offset by reduced borrowings outstanding under repurchase agreements. Long-term debt increased $83.7 million, or 9.7%, primarily due to the Corporation’s issuance of $154.6 million of junior subordinated deferrable interest debentures in January 2006, offset by decreased FHLB advances. See the “Liquidity” section of Management’s Discussion for a summary of the terms of the junior subordinated deferrable interest debentures.
Capital Resources
Total shareholders’ equity increased $157.2 million, or 12.3%, during the first half of 2006. Stock issued in connection with the acquisition of Columbia accounted for $154.1 million, or 98.0%, of the increase. In addition, equity increased due to net income of $90.6 million, offset by $49.8 million in cash dividends to shareholders, $24.6 million in other comprehensive losses and $16.7 million in treasury stock purchases.
The Corporation periodically implements stock repurchase plans for various corporate purposes. In addition to evaluating the financial benefits of implementing repurchase plans, management also considers liquidity needs, the current market price per share and regulatory limitations.

Under an “Accelerated Share Repurchase” program (ASR), the Corporation repurchases shares immediately from an investment bank rather than over time. The investment bank, in turn, repurchases shares on the open market over a period that is determined by the average daily trading volume of the Corporation’s shares, among other factors. For the ASR that was implemented in the second quarter of 2005, the Corporation settled its position with the investment bank during the first quarter of 2006 at the termination of the ASR by paying the investment bank a total of $3.4 million, representing the difference between the initial price paid and the actual price of the shares repurchased.
In March 2006, the Corporation’s Board of Directors approved a stock repurchase plan for 2.1 million shares through December 31, 2006. The Corporation expects to purchase these shares through open market acquisitions. During the first half of 2006, 1.1 million shares were repurchased under this plan.
The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of June 30, 2006, the Corporation and each of its bank subsidiaries met the minimum requirements. In addition, the Corporation and each of its bank subsidiaries’ capital ratios exceeded the amounts required to be considered “well-capitalized” as defined in the regulations. The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements as of June 30:

			Regulatory Minimum
	June 30	December 31	Capital	Well
	2006	2005	Adequacy	Capitalized
Total Capital (to Risk Weighted Assets)	11.6%	12.1%	8.0%	10.0%
Tier I Capital to (Risk Weighted Assets)	9.6%	10.0%	4.0%	6.0%
Tier I Capital (to Average Assets)	7.7%	7.7%	3.0%	5.0%
Liquidity
The Corporation must maintain a sufficient level of liquid assets to meet the cash needs of its customers, who, as depositors, may want to withdraw funds or who, as borrowers, need credit availability. Liquidity is provided on a continuous basis through scheduled and unscheduled principal and interest payments on outstanding loans and investments and through the availability of deposits and borrowings. In addition, the Corporation can borrow on a secured basis from the FHLB to meet short-term liquidity needs.
The Corporation’s sources and uses of cash were discussed in general terms in the net interest income section of Management’s Discussion. The Consolidated Statements of Cash Flows provide additional information. The Corporation generated $64.2 million in cash from operating activities during the first half of 2006, mainly due to net income, offset by an increase in loans held for sale and other assets. Investing activities resulted in a net cash outflow of $700.3 million, due to purchases of investment securities and loan originations exceeding sales and maturities of investment securities, in addition to cash used for the acquisition of Columbia. Finally, financing activities resulted in a net inflow of $678.5 million due to increases in time deposits and additional borrowings primarily related to the acquisition of Columbia.
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
In 2005, the Corporation issued $100.0 million of ten-year subordinated notes, which mature April 1, 2015 and carry a fixed rate of 5.35%. The Corporation also has a revolving line of credit agreement with an unaffiliated bank. Under the terms of the agreement, the Corporation can borrow up to $100.0 million with interest calculated at the one-month London Interbank Offering Rate (LIBOR) plus 0.35%. The credit agreement requires the Corporation to maintain certain financial ratios related to capital strength and earnings. The Corporation was in compliance with all required covenants under the credit agreement as of June 30, 2006. As of June 30, 2006, there was $25.6 million borrowed against this line.
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
Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s equity investments consist primarily of common stocks of publicly traded financial institutions (cost basis of approximately $75.2 million and fair value of $73.2 million at June 30, 2006). The Corporation’s financial institutions stock portfolio had gross unrealized gains of approximately $1.8 million at June 30, 2006.
Although the carrying value of financial institutions stock accounted for 0.5% of the Corporation’s total assets, the unrealized gains on the portfolio represent a potential source of revenue. The Corporation has a history of periodically realizing gains from this portfolio and, if values were to decline significantly, this revenue source could be lost.
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
The Corporation has evaluated, based on existing accounting guidance, whether any unrealized losses on individual equity investments constituted “other-than-temporary” impairment, which would require a write-down through a charge to earnings. Based on the results of such evaluations, the Corporation recorded write-downs of $77,000 for specific equity securities which were deemed to exhibit other-than-temporary impairment in value for the second quarter and six-months ended June 30, 2006. For the second quarter and six-months ended June 30, 2005, the Corporation recorded write-downs of $65,000 for specific equity securities which were deemed to exhibit other-than-temporary impairment. Through June 30, 2006, the Corporation had recorded cumulative write-downs of approximately $3.9 million. Through June 30, 2006, gains of approximately $2.7 million had been realized on the sale of investments previously written down. Additional impairment charges may be necessary depending upon the performance of the equity markets in general and the performance of the individual investments held by the Corporation.
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
The following table provides information about the Corporation’s interest rate sensitive financial instruments. The table provides expected cash flows and weighted average rates for each significant interest rate sensitive financial instrument, by expected maturity period. None of the Corporation’s financial instruments are classified as trading. All dollar amounts are in thousands.

	Expected Maturity Period							Estimated
	2007	2008	2009	2010	2011	Beyond	Total	Fair Value
Fixed rate loans (1)	$809,741	$575,919	$492,311	$331,559	$250,208	$625,707	$3,085,445	$2,995,908
Average rate	6.46%	6.19%	6.29%	6.45%	6.64%	6.22%	6.35%
Floating rate loans (7) (8)	3,047,837	751,941	562,676	476,242	400,072	1,703,169	6,941,937	6,878,977
Average rate	8.19%	7.73%	7.66%	7.70%	7.29%	6.85%	7.68%

Fixed rate investments (2)	497,796	386,568	423,798	531,904	393,475	388,763	2,622,304	2,527,223
Average rate	3.99%	3.89%	4.06%	4.03%	4.18%	4.98%	4.17%
Floating rate investments (2)	—	129	1,968	—	500	72,909	75,506	74,935
Average rate	—	4.92%	4.99%	—	5.50%	5.07%	5.09%

Other interest-earning assets	308,330	—	—	—	—	—	308,330	308,330
Average rate	6.94%	—	—	—	—	—	6.94%

Total	$4,663,704	$1,714,557	$1,480,753	$1,339,705	$1,044,255	$2,790,548	$13,033,522	$12,785,373
Average rate	7.36%	6.35%	6.17%	5.93%	5.96%	6.41%	6.63%

Fixed rate deposits (3)	$2,894,913	$620,938	$219,796	$116,935	$92,143	$222,939	$4,167,664	$4,125,652
Average rate	4.01%	4.12%	4.18%	4.33%	4.40%	4.50%	4.08%
Floating rate deposits (4)	2,120,997	236,676	236,676	236,676	236,676	2,910,735	5,978,436	5,978,435
Average rate	2.71%	0.57%	0.57%	0.57%	0.57%	0.53%	1.31%

Fixed rate borrowings (5)	697,668	195,875	101,553	55,553	69,553	261,635	1,381,837	1,388,116
Average rate	4.16%	4.50%	5.12%	5.33%	5.80%	6.04%	4.77%
Floating rate borrowings (6)	1,403,848	—	—	—	—	1,720	1,405,568	1,405,568
Average rate	5.30%	—	—	—	—	8.08%	5.31%

Total	$7,117,426	$1,053,489	$558,025	$409,164	$398,372	$3,397,029	$12,933,505	$12,897,771
Average rate	3.89%	3.40%	2.82%	2.29%	2.37%	1.22%	3.01%

Assumptions:

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments.

(2)	Amounts are based on contractual maturities; adjusted for expected prepayments on mortgage-backed securities and expected calls on agency and municipal securities.

(3)	Amounts are based on contractual maturities of time deposits.

(4)	These deposit accounts are placed based on history of deposit flows.

(5)	Amounts are based on contractual maturities of debt instruments, adjusted for possible calls.

(6)	Amounts include Federal Funds purchased and securities sold under agreements to repurchase, which mature in less than 90 days, and junior subordinated deferrable interest debentures.

(7)	Floating rate loans include adjustable rate mortgages.

(8)	Line of credit amounts are based on historical cash flow assumptions, with an average life of approximately 5 years.

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
Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into predetermined repricing periods. The sum of assets and liabilities in each of these periods are summed and compared for mismatches within that maturity segment. Core deposits having no contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans and for mortgage-backed securities includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative six-month gap to plus or minus 15% of total rate sensitive earning assets. The cumulative six-month gap as of June 30, 2006 was a negative 3.6% and the cumulative six-month ratio of rate sensitive assets to rate sensitive liabilities (RSA/RSL) was 0.92.
Simulation of net interest income and net income is performed for the next twelve-month period. A variety of interest rate scenarios are used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of earnings is used primarily to measure the Corporation’s short-term earnings exposure to rate movements given a static balance sheet. The Corporation’s policy limits the potential exposure of net interest income to 10% of the base case net interest income for every 100 basis point “shock” in interest rates. A “shock’ is an immediate upward or downward movement of interest rates across the yield curve based upon changes in the prime rate. The shocks do not take into account changes in customer behavior that could result in changes to mix and/or volumes in the balance sheet nor do they account for competitive pricing over the forward 12-month period. The following table summarizes the expected impact of interest rate shocks on net interest income:

	Annual change
	in net interest
Rate Shock	income		% Change
+300 bp	+$	10.7 million	+	2.2%
+200 bp	+$	7.1 million	+	1.5%
+100 bp	+$	3.6 million	+	0.7%
-100 bp	-$	10.0 million	-	2.1%
-200 bp	-$	22.4 million	-	4.6%
-300 bp	-$	38.7 million	-	8.0%
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

	Change in
	economic value
Rate Shock	of equity		% Change
+300 bp	+$	1.4 million	+	0.08%
+200 bp	+$	1.5 million	+	0.08%
+100 bp	+$	0.2 million	+	0.01%
-100 bp	-$	12.0 million	-	0.65%
-200 bp	-$	50.9 million	-	2.8%
-300 bp	-$	117.5 million	-	6.4%
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
Information responsive to this item as of December 31, 2005 appears as Exhibit 99.1 to the Corporation’s Form 10-K for the year ended December 31, 2005. There was no material change in such information as of June 30, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total number of
			shares purchased	Maximum
	Total		as part of a	number of shares
	number of	Average price	publicly	that may yet be
	shares	paid per	announced plan	purchased under
Period	purchased	share	or program	the plan or program
(04/01/06 - 04/30/06)	519,750	15.82	519,750	1,429,010
(05/01/06 - 05/31/06)	485,520	15.62	485,520	943,490
(06/01/06 - 06/30/06)	—	—	—	943,490
On March 21, 2006 a stock repurchase plan was approved by the Board of Directors to repurchase up to 2.1 million shares through December 31, 2006. As of June 30, 2006, 1.1 shares were repurchased under this plan. No stock repurchases were made outside the plans and all were made under the guidelines of Rule 10b-18 and in compliance with Regulation M.
Item 3. Defaults Upon Senior Securities and Use of Proceeds
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of the Corporation was held May 2, 2006. There were 165,687,525 shares of common stock entitled to vote at the meeting and a total of 133,953,896 shares or 80.84% were represented at the meeting. At the annual meeting, the following individuals were elected to the Board of Directors:

Nominee	Term	For	Withheld
John M. Bond, Jr.	2 Years	131,168,630	2,785,266
J.G. Albertson	3 Years	120,403,143	13,550,752
Craig A. Dally	3 Years	120,362,659	13,591,237
R. A. Fulton, Jr.	3 Years	125,003,999	8,949,897
Clyde W. Horst	3 Years	125,988,785	7,965,111
Willem Kooyker	3 Years	131,115,470	2,838,426
R. Scott Smith, Jr.	3 Years	124,995,751	8,958,145

Item 5. Other Information
Not applicable.
Item 6. Exhibits
See Exhibit Index for a list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report.

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FULTON FINANCIAL CORPORATION

Date: August 9, 2006	/s/ R. Scott Smith, Jr.
R. Scott Smith, Jr.
Chairman, Chief Executive Officer and President

Date: August 9, 2006	/s/ Charles J. Nugent
Charles J. Nugent
Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibits Required Pursuant
to Item 601 of Regulation S-K
4.1	Revolving Credit Agreement, dated July 12, 2004, by and between Fulton Financial Corporation, as Borrower, and SunTrust Bank, as Lender.

4.2	First Amendment to Revolving Credit Agreement, dated August 31, 2005, by and between Fulton Financial Corporation, as Borrower, and SunTrust Bank, as Lender.

4.3	Second Amendment to Revolving Credit Agreement, dated June 30, 2006, by and between Fulton Financial Corporation, as Borrower, and SunTrust Bank, as Lender.

10.1	Form of Employment Agreement to Senior Management

10.2	Form of Amendment to Stock Option Agreement for John M. Bond.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.