Form 10-Q
period 2006-09-30
FULTON FINANCIAL CORP
filed 2006-11-09
CIK 700564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006, or

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
Common Stock, $2.50 Par Value – 173,502,000 shares outstanding as of October 31, 2006.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006

Item 1. Financial Statements
FULTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per-share data)

	September 30
	2006	December 31
	(unaudited)	2005
ASSETS
Cash and due from banks	$338,598	$368,043
Interest-bearing deposits with other banks	26,072	31,404
Federal funds sold	9,812	528
Loans held for sale	236,787	243,378
Investment securities:
Held to maturity (estimated fair value of $12,689 in 2006 and $18,317 in 2005)	12,703	18,258
Available for sale	2,937,968	2,543,887

Loans, net of unearned income	10,312,057	8,424,728
Less: Allowance for loan losses	(107,422)	(92,847)

Net Loans	10,204,635	8,331,881

Premises and equipment	188,403	170,254
Accrued interest receivable	70,901	53,261
Goodwill	621,837	418,735
Intangible assets	39,757	29,687
Other assets	223,179	192,239

Total Assets	$14,910,652	$12,401,555

LIABILITIES
Deposits:
Noninterest-bearing	$1,886,514	$1,672,637
Interest-bearing	8,390,514	7,132,202

Total Deposits	10,277,028	8,804,839

Short-term borrowings:
Federal funds purchased	1,183,447	939,096
Other short-term borrowings	650,197	359,866

Total Short-Term Borrowings	1,833,644	1,298,962

Accrued interest payable	57,130	38,604
Other liabilities	135,937	115,834
Federal Home Loan Bank advances and long-term debt	1,109,220	860,345

Total Liabilities	13,412,959	11,118,584

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 190.6 million shares issued in 2006 and 181.0 million shares issued in 2005	476,588	430,827
Additional paid-in capital	1,245,038	996,708
Retained earnings	71,596	138,529
Accumulated other comprehensive loss	(34,607)	(42,285)
Treasury stock, 17.1 million shares in 2006 and 16.1 million shares in 2005, at cost	(260,922)	(240,808)

Total Shareholders’ Equity	1,497,693	1,282,971

Total Liabilities and Shareholders’ Equity	$14,910,652	$12,401,555

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per-share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
INTEREST INCOME

Loans, including fees	$193,433	$135,320	$534,493	$373,748
Investment securities:
Taxable	25,323	18,863	71,426	55,301
Tax-exempt	3,773	3,213	10,849	8,905
Dividends	1,653	1,177	4,553	3,496
Loans held for sale	4,224	4,955	11,688	10,973
Other interest income	695	542	1,950	1,066

Total Interest Income	229,101	164,070	634,959	453,489

INTEREST EXPENSE

Deposits	67,041	38,480	176,227	97,392
Short-term borrowings	21,697	8,655	55,430	23,393
Long-term debt	14,439	10,450	39,484	28,048

Total Interest Expense	103,177	57,585	271,141	148,833

Net Interest Income	125,924	106,485	363,818	304,656
PROVISION FOR LOAN LOSSES	555	815	2,430	2,340

Net Interest Income After Provision for Loan Losses	125,369	105,670	361,388	302,316

OTHER INCOME
Investment management and trust services	8,887	8,730	27,975	26,715
Service charges on deposit accounts	11,345	10,488	32,484	29,780
Other service charges and fees	6,693	5,818	19,923	18,519
Gains on sales of mortgage loans	5,480	7,586	15,439	19,533
Investment securities gains	1,450	905	5,524	5,638
Gain on sale of deposits	—	—	—	2,201
Other	3,057	2,636	8,176	7,947

Total Other Income	36,912	36,163	109,521	110,333

OTHER EXPENSES
Salaries and employee benefits	55,048	46,761	158,367	136,294
Net occupancy expense	9,260	7,459	26,856	21,506
Equipment expense	3,703	3,203	10,791	9,161
Data processing	3,057	3,100	9,131	9,590
Advertising	2,934	1,995	8,214	6,244
Intangible amortization	2,025	1,510	5,883	3,857
Other	16,398	17,509	51,992	46,902

Total Other Expenses	92,425	81,537	271,234	233,554

Income Before Income Taxes	69,856	60,296	199,675	179,095
INCOME TAXES	21,514	18,168	60,753	53,927

Net Income	$48,342	$42,128	$138,922	$125,168

PER-SHARE DATA:
Net income (basic)	$0.28	$0.26	$0.80	$0.76
Net income (diluted)	0.28	0.25	0.80	0.75
Cash dividends	0.1475	0.138	0.433	0.402
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(dollars in thousands)

					Accumulated
	Number of		Additional		Other Com-
	Shares	Common	Paid-in	Retained	prehensive	Treasury
	Outstanding	Stock	Capital	Earnings	(Loss) Income	Stock	Total
Balance at December 31, 2005	164,868,000	$430,827	$996,708	$138,529	$(42,285)	$(240,808)	$1,282,971
Comprehensive income:
Net income				138,922			138,922
Unrealized gain on securities (net of $6.8 million tax effect)					12,602		12,602
Unrealized loss on derivative financial instrument (net of $719,000 tax effect)					(1,334)		(1,334)
Less — reclassification adjustment for gains included in net income (net of $1.9 tax expense)					(3,590)		(3,590)

Total comprehensive income							146,600

Stock dividend — 5%		22,648	107,952	(130,600)			—
Stock issued, including related tax benefits	1,062,000	2,590	5,575				8,165
Stock-based compensation awards			1,195				1,195
Stock issued for acquisition of Columbia Bancorp	8,619,000	20,523	133,608				154,131
Acquisition of treasury stock	(1,056,000)					(16,691)	(16,691)
Accelerated share repurchase settlement						(3,423)	(3,423)
Cash dividends — $0.433 per share				(75,255)			(75,255)

Balance at September 30, 2006	173,493,000	$476,588	$1,245,038	$71,596	$(34,607)	$(260,922)	$1,497,693

Balance at December 31, 2004	165,007,500	$335,604	$1,018,403	$60,924	$(10,133)	$(160,711)	$1,244,087
Comprehensive income:
Net income				125,168			125,168
Unrealized loss on securities (net of $7.6 million tax effect)					(14,015)		(14,015)
Less — reclassification adjustment for gains included in net income (net of $2.0 million tax expense)					(3,664)		(3,664)

Total comprehensive income							107,489

Stock split paid in the form of a 25% stock dividend		84,046	(84,114)				(68)
Stock issued, including tax related benefits	1,108,800	1,637	3,698			5,071	10,406
Stock-based compensation awards			618				618
Shares issued for acquisition of SVB Financial Services, Inc.	3,934,350	9,368	57,242				66,610
Acquisition of treasury stock	(5,250,000)					(85,168)	(85,168)
Cash dividends — $0.402 per share				(65,646)			(65,646)

Balance at September 30, 2005	164,800,650	$430,655	$995,847	$120,446	$(27,812)	$(240,808)	$1,278,328

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$138,922	$125,168

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,430	2,340
Depreciation and amortization of premises and equipment	12,524	10,337
Net amortization of investment security premiums	2,861	3,879
Investment securities gains	(5,524)	(5,638)
Net decrease (increase) in loans held for sale	6,591	(54,060)
Amortization of intangible assets	5,883	3,857
Stock-based compensation	1,195	618
Increase in accrued interest receivable	(10,984)	(4,593)
Increase in other assets	(21,615)	(4,925)
Increase in accrued interest payable	17,479	10,319
Decrease in other liabilities	(333)	(4,281)

Total adjustments	10,507	(42,147)

Net cash provided by operating activities	149,429	83,021

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	133,355	128,310
Proceeds from maturities of securities held to maturity	5,576	4,041
Proceeds from maturities of securities available for sale	472,535	509,082
Purchase of securities held to maturity	(529)	(4,398)
Purchase of securities available for sale	(790,634)	(590,940)
Decrease in short-term investments	12,902	14,725
Net increase in loans	(822,500)	(458,552)
Net cash paid for acquisitions	(104,891)	(3,877)
Net purchase of premises and equipment	(22,898)	(21,138)

Net cash used in investing activities	(1,117,084)	(422,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand and savings deposits	(43,868)	56,047
Net increase in time deposits	547,121	386,267
Additions to long-term debt	326,873	420,388
Repayment of long-term debt	(158,134)	(231,267)
Increase (decrease) in short-term borrowings	350,599	(29,231)
Dividends paid	(72,432)	(62,749)
Net proceeds from issuance of common stock	8,165	10,406
Acquisition of treasury stock	(20,114)	(85,168)

Net cash provided by financing activities	938,210	464,693

Net (Decrease) Increase in Cash and Due From Banks	(29,445)	124,967
Cash and Due From Banks at Beginning of Period	368,043	278,065

Cash and Due From Banks at End of Period	$338,598	$403,032

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$253,755	$138,546
Income taxes	58,102	43,356
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A – Basis of Presentation
The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the Corporation) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
NOTE B – Net Income Per Share and Comprehensive Income
The Corporation’s basic net income per share is calculated as net income divided by the weighted average number of shares outstanding. For diluted net income per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation’s common stock equivalents consist solely of outstanding stock options. Excluded from the calculation were 2.2 million anti-dilutive options for the three and nine months ended September 30, 2006.
A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
	(in thousands)
Weighted average shares outstanding (basic)	173,439	164,656	172,595	164,034
Impact of common stock equivalents	1,951	1,955	2,094	2,015

Weighted average shares outstanding (diluted)	175,390	166,611	174,689	166,049

Total comprehensive income was $80.6 million and $146.6 million for the three and nine months ended September 30, 2006, respectively. Total comprehensive income was $33.5 million and $107.5 million for the three and nine months ended September 30, 2005, respectively.
NOTE C – Stock Dividend
The Corporation paid a 5% stock dividend on June 8, 2006 to shareholders of record on May 19, 2006. All share and per-share information has been restated to reflect the impact of this stock dividend.
NOTE D – Disclosures about Segments of an Enterprise and Related Information
The Corporation does not have any operating segments which require disclosure of additional information. While the Corporation owned fifteen separate banks as of September 30, 2006, each engaged in similar activities and provided similar products and services. The Corporation’s non-banking activities are immaterial and, therefore, separate information has not been disclosed.

NOTE E – Stock-Based Compensation
Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (Statement 123R), requires that the fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award. During the third quarter of 2005, the Corporation adopted Statement 123R using “modified retrospective application”, electing to restate all prior periods including all per-share amounts. The Corporation’s equity awards consist of stock options and restricted stock granted under its Stock Option and Compensation Plans (Option Plans) and shares purchased by employees under its Employee Stock Purchase Plan.
The following table presents compensation expense and the related tax impacts for equity awards recognized in the consolidated income statements:

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
	(in thousands)
Compensation expense	$509	$439	$1,195	$618
Tax benefit	(76)	(99)	(195)	(208)

Net income effect	$433	$340	$1,000	$410

Under the Option Plans, options are granted to key employees for terms of up to ten years at option prices equal to the fair market value of the Corporation’s stock on the date of grant. Options are typically granted annually on July 1st and, prior to the July 1, 2005 grant, had been 100% vested immediately upon grant. For the July 1, 2006 and 2005 grant, a three-year cliff-vesting feature was added. Certain events, as specified in the Option Plans and agreements, would result in the acceleration of the vesting period. As of September 30, 2006, the Option Plans had 14.1 million shares reserved for the future grants through 2013. On July 1, 2006, the Corporation granted approximately 840,000 options under its Option Plans.
NOTE F – Employee Benefit Plans
The Corporation maintains a defined benefit pension plan (Pension Plan) for certain employees. Contributions to the Pension Plan are actuarially determined and funded annually. Pension Plan assets are invested in money markets; fixed income securities, including corporate bonds, U.S. Treasury securities and common trust funds; and equity securities, including common stocks and common stock mutual funds. The Pension Plan has been closed to new participants, but existing participants continue to accrue benefits according to the terms of the plan. The Corporation contributed approximately $4.1 million to the Pension Plan in September 2006.
The Corporation currently provides medical and life insurance benefits under a postretirement benefits plan (Postretirement Plan) to certain retired full-time employees who were employees of the Corporation prior to January 1, 1998. Other certain full-time employees may become eligible for these discretionary benefits if they reach retirement age while working for the Corporation. Benefits are based on a graduated scale for years of service after attaining the age of 40.

The net periodic benefit cost for the Corporation’s Pension Plan and Postretirement Plan, as determined by consulting actuaries, consisted of the following components for the three and nine-month periods ended September 30:

	Pension Plan
	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
	(in thousands)
Service cost	$607	$619	$1,822	$1,864
Interest cost	864	843	2,593	2,528
Expected return on plan assets	(1,056)	(818)	(3,170)	(2,455)
Net amortization and deferral	202	222	605	665

Net periodic benefit cost	$617	$866	$1,850	$2,602

	Postretirement Plan
	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
	(in thousands)
Service cost	$208	$88	$498	$265
Interest cost	269	115	643	346
Expected return on plan assets	—	—	(2)	(1)
Net amortization and deferral	(116)	(56)	(278)	(168)

Net periodic benefit cost	$361	$147	$861	$442

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
As a result of Columbia shareholder elections, approximately 3.5 million of the Columbia shares outstanding on the acquisition date were converted into shares of the Corporation’s common stock, based upon a fixed exchange ratio of 2.441 shares of Corporation stock for each share of Columbia stock. The remaining 3.4 million shares of Columbia stock were purchased for $42.48 per share. In addition, each of the options to acquire Columbia’s stock was converted into options to purchase the Corporation’s stock or was settled in cash, based on the election of each option holder and the terms of the merger agreement. The total purchase price was approximately $305.4 million, including $154.1 million in stock issued and stock options assumed, $149.4 million of Columbia stock purchased and options settled for cash and $1.9 million for other direct acquisition costs. The purchase price for shares issued was determined based on the value of the Corporation’s stock on the date when the number of shares was fixed and determinable.
As a result of the acquisition, Columbia was merged into the Corporation, and The Columbia Bank became a wholly owned subsidiary. The acquisition was accounted for using purchase accounting, which requires the allocation of the total purchase price to the assets acquired and liabilities assumed, based on their respective fair values at the acquisition date, with any remaining purchase price being recorded as goodwill. Resulting goodwill balances are then subject to an impairment review on at least an annual basis. The results of Columbia’s operations are included in the Corporation’s financial statements prospectively from the February 1, 2006 acquisition date.
The following is a summary of the purchase price allocation based on estimated fair values on the acquisition date (in thousands):

Cash and due from banks	$46,407
Other earning assets	16,854
Investment securities available for sale	113,761
Loans, net of allowance	1,052,684
Premises and equipment	7,775
Core deposit intangible asset	14,689
Trade name intangible asset	964
Goodwill	202,060
Other assets	92,859

Total assets acquired	1,548,053

Deposits	968,936
Short-term borrowings	184,083
Long-term debt	80,136
Other liabilities	9,495

Total liabilities assumed	1,242,650

Net assets acquired	$305,403

On July 1, 2005, the Corporation completed its acquisition of SVB Financial Services, Inc. (SVB). SVB was a $530 million bank holding company whose primary subsidiary was Somerset Valley Bank, which operates 13 community-banking offices in Somerset, Hunterton and Middlesex Counties in New Jersey. The total purchase price was $90.4 million, including $66.6 million in stock issued and options assumed, $22.4 million in SVB stock purchased and options settled for cash and $1.4 million in other direct acquisition costs.
The following table summarizes unaudited pro-forma information assuming the acquisitions of Columbia and SVB had occurred on January 1, 2005. This pro-forma information includes certain adjustments, including amortization related to fair value adjustments recorded in purchase accounting (in thousands, except per-share information):

	Three months ended September 30		Nine months ended September 30
	2006 (1)	2005	2006	2005
Net interest income	$125,924	$121,548	$369,316	$355,615
Other income	36,912	37,660	108,788	115,618
Net income	48,342	46,253	139,729	138,157

Per Share:
Net income (basic)	$0.28	$0.27	$0.80	$0.78
Net income (diluted)	0.28	0.26	0.79	0.77

(1)	The acquisitions of Columbia and SVB had no pro-forma impact on the reported figures for the three months ended September 30, 2006.
NOTE H – Derivative Financial Instruments
As of September 30, 2006, interest rate swaps with a notional amount of $300.0 million were used to hedge certain long-term fixed rate certificates of deposit. The terms of the certificates of deposit and the interest rate swaps are similar and were committed to simultaneously. Under the terms of the swap agreements, the Corporation is the fixed rate receiver and the floating rate payer (generally tied to the three-month London Interbank Offering Rate, or LIBOR, a common index used for setting rates between financial institutions). The interest rate swaps are classified as fair value hedges and both the interest rate swaps and the certificates of deposit are recorded at fair value, with changes in the fair values during the period recorded as income or expense. For interest rate swaps accounted for as a fair value hedge, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and the hedged item, in this case the certificates of deposit.
The Corporation’s analysis of hedge effectiveness indicated they were highly effective as of September 30, 2006. For the three and nine months ended September 30, 2006, net gains of $380,000 and $225,000, respectively, were recorded in other expense, representing the net impact of the change in fair values of the interest rate swaps and the certificates of deposit.
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
The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	September 30
	2006	2005
	(in thousands)
Commitments to extend credit	4,420,948	3,556,674
Standby letters of credit	725,656	548,713
Commercial letters of credit	34,307	21,471
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
In March 2006, the Corporation’s Board of Directors approved a stock repurchase plan for 2.1 million shares through December 31, 2006. Repurchases under this plan will occur through open market acquisitions. During the nine months ended September 30, 2006, 1.1 million shares were repurchased under this plan. There were no shares repurchased under this plan for the three months ended September 30, 2006.
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
NOTE L – New Accounting Standards
In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (Statement 155). Statement 155 amends the guidance in FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, thereby eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. Statement 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement date after the beginning of a company’s first fiscal year that begins after September 15, 2006, or January 1, 2007 for the Corporation. The Corporation does not expect Statement 155 to materially impact the Corporation’s consolidated financial statements.
In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (Statement 156). Statement 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. Statement 156 also provides guidance on subsequent measurement methods for each class of separately recognized servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. This statement is effective for fiscal years beginning after September 15, 2006, or January 1, 2007 for the Corporation. The Corporation is currently evaluating the impact of Statement 156 on the consolidated financial statements.
In April 2006, the FASB issued Staff Position FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (Staff Position FIN 46(R)-6). This staff position addresses how an entity should determine the variability to be considered in applying FASB Interpretation No. FIN 46(R) (FIN 46). The variability that is to be considered in applying FIN 46 affects the determination of (a) whether the entity is a variable interest entity (VIE), (b) which interests are “variable interests” in the entity and (c) which party, if any, is the primary beneficiary of the VIE. The requirements prescribed by this staff position are to be applied prospectively for all new arrangements at the commencement of the first reporting period that begins after June 15, 2006, or July 1, 2006 for the Corporation. The new requirements need not be applied to entities that have previously been analyzed under FIN 46 unless a reconsideration event occurs. The staff position did not impact the Corporation’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. Specifically, the interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006, or January 1, 2007 for the Corporation. The Corporation is currently evaluating the impact of FIN 48 on the consolidated financial statements.
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Correcting the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108). SAB No. 108 provides interpretations of the SEC’s views regarding the process of quantifying financial statement misstatements. Specifically, the interpretation requires registrants to quantify misstatements using both a balance-sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. This SEC interpretation is effective for all quantifications of financial statement misstatements occurring for fiscal periods ending after November 15, 2006, or December 31, 2006 for the Corporation. The interpretation is not expected to materially impact the Corporation’s consolidated financial statements.
In September 2006, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosure requirements for fair value measurements. Statement 157 does not require any new fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007, or January 1, 2008 for the Corporation. The Corporation is currently evaluating the impact of Statement 157 on the consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans” (Statement 158). Statement 158 requires employers to recognize the overfunded or underfunded status of defined benefit pension and postretirement plans as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which changes occur through comprehensive income, in addition to expanded disclosure requirements. The standard requires employers to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet, for fiscal years after December 15, 2008, or December 31, 2008 for the Corporation. All other requirements of the standard are effective for employers with defined benefit pension or postretirement plans that issue publicly traded equity securities, for all fiscal years ending after December 15, 2006, or December 31, 2006 for the Corporation. The impact of Statement 158 on the Corporation’s consolidated balance sheets as of September 30, 2006, based upon the most recent actuarial measurements of the Pension and Postretirement Plans, would result in a decrease to assets of $400,000 additional liabilities of $10.6 million, representing the under funded status of the Corporation’s Pension and Postretirement Plans, and a decrease to equity, in the form of additional accumulated other comprehensive income, of $10.2 million.
In September 2006, the FASB ratified Emerging Issues Task Force (EITF) 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements ” (EITF 06-4). EITF 06-4 addresses accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. The EITF 06-4 would require that the postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement be recognized as a liability by the employer and that the obligation is not settled upon entering into an insurance arrangement. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, or January 1, 2008 for the Corporation. The Corporation is currently evaluating the impact of EITF 06-4 on the consolidated financial statements.

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
RESULTS OF OPERATIONS
Overview
The Corporation currently derives the majority of its earnings from traditional banking activities, with net interest income, or the difference between interest income earned on loans and investments and interest paid on deposits and borrowings, accounting for approximately 78% of revenues for the three and nine months ended September 30, 2006. Growth in net interest income is dependent upon balance sheet growth or increasing the net interest margin, which is net interest income as a percentage of average interest-

earning assets. The Corporation also generates revenue through fees earned on the various services and products offered to its customers and through sales of assets, such as loans, investments, or properties. Offsetting these revenue sources are provisions for credit losses on loans, other operating expenses and income taxes.
The Corporation’s net income for the third quarter of 2006 increased $6.2 million, or 14.8%, from $42.1 million in 2005 to $48.3 million in 2006. Net income for the first nine months of 2006 increased $13.8 million, or 11.0%, from $125.2 million in 2005 to $138.9 million in 2006. Diluted net income per share for the third quarter increased $0.03, or 12.0%, from $0.25 in 2005 to $0.28 in 2006. For the first nine months of 2006, diluted net income per share increased $0.05 per share, or 6.7%, from $0.75 in 2005 to $0.80 in 2006. The Corporation realized annualized returns on average assets of 1.31% and average equity of 13.26% during the third quarter of 2006. For the first nine months of 2006, the Corporation realized annualized returns on average assets of 1.32% and average equity of 13.04%. The annualized return on average tangible equity, which is net income, as adjusted for intangible amortization (net of tax), divided by average shareholders’ equity, excluding goodwill and intangible assets, was 25.14% and 24.34% for the three and nine months ended September 30, 2006, respectively.
For the three and nine months ended September 30, 2006, the Corporation experienced declines in net interest margin of six and five basis points, respectively. Significant increases in loans and investments have been funded by higher cost certificates of deposits and short-term borrowings, as opposed to lower cost core demand and savings accounts. Net interest income for the three and nine months ended September 30, 2006 included interest recoveries of $3.3 million and $4.6 million, respectively. Included in these totals was $2.3 million of interest related to one customer account. If loan demand continues to outpace the growth of core demand and savings accounts based upon continuation of the current interest rate environment and price sensitivity of customers, then further compression of the net interest margin may occur.
The increase in net income compared to the third quarter of 2005 resulted from a $19.4 million, or 18.3%, increase in net interest income due primarily to external growth through acquisitions, partially offset by the decline in net interest margin. Also contributing to the increase in net income was a slight increase in other income of $749,000, or 2.1%, offset by a $10.9 million, or 13.4%, increase in other expenses and a $3.3 million, or 18.4%, increase in income taxes.
For the first nine months of 2006, the increase in net income compared to the first nine months of 2005 resulted from a $59.2 million, or 19.4%, increase in net interest income, also due primarily to acquisitions, offset by the decline in net interest margin and an increase in other expenses of $37.7 million, or 16.1%. The increase in earnings was further offset by a $6.8 million, or 12.7%, increase in income taxes and an $812,000 decrease in other income.
The following summarizes some of the more significant factors that influenced the Corporation’s results for the three and nine months ended September 30, 2006.
Interest Rates – Changes in the interest rate environment generally impact both the Corporation’s net interest income and certain components of its non-interest income. The interest rate environment includes both the level of rates and the shape of the U. S. Treasury yield curve, which is a plot of the yields on treasury issues over various maturity periods. Typically, the shape of the yield curve is upward sloping, with longer-term rates exceeding short-term rates. However, during 2006, the yield curve has been relatively flat, with minimal differences between long and short-term rates, resulting in a negative impact to the Corporation’s net interest income.
Floating rate loans, short-term borrowings and savings and time deposit rates are generally influenced by short-term rates. The Federal Reserve Board (FRB) raised the Federal funds rate six times since September 30, 2005, for a total increase of 150 basis points (from 3.75% to 5.25%). The Corporation’s prime lending rate had a corresponding increase, from 6.75% to 8.25%, resulting in an increase in the rates on floating rate loans as well as the rates on new fixed-rate loans. More significantly, the increase in short-term rates also resulted in increased funding costs, with short-term borrowings immediately repricing to higher rates and deposit rates – although more discretionary – increasing due to competitive pressures. Additionally, as rates have increased, customers have begun to shift funds from lower rate core demand and savings accounts to fixed rate certificates of deposit in order to lock into higher rates.
With respect to longer-term rates, the 10-year treasury yield, which is a common benchmark for evaluating residential mortgage rates, increased to 4.64% at September 30, 2006, as compared to 4.34% at September 30, 2005. Higher mortgage rates have resulted in slower refinance activity and origination volumes and, therefore, lower total net gains for the Corporation on fixed-rate residential mortgages, which are generally sold in the secondary market. Note that while the absolute longer-term rates have increased, the 30 basis point increase in the 10-year treasury yield is significantly less then the 150 basis point increase in short term rates, resulting in a flattening of the yield curve.
The Corporation manages its risk associated with changes in interest rates through the techniques described in the “Market Risk” section of Management’s Discussion.
Acquisitions – In February 2006, the Corporation acquired Columbia Bancorp (Columbia), of Columbia, Maryland, a $1.3 billion bank holding company whose primary subsidiary was The Columbia Bank. Results for the three months and nine months ended September 30, 2006 in comparison to 2005 were impacted by this acquisition, as documented in the appropriate sections of Management’s Discussion.
In July 2005, the Corporation acquired SVB Financial Services, Inc. (SVB) of Somerville, New Jersey, a $530 million bank holding company whose primary subsidiary was Somerset Valley Bank. Results for the nine months ended 2006 in comparison to 2005, in addition to being impacted by the Columbia acquisition, were also impacted by the SVB acquisition, as documented in the appropriate sections of Management’s Discussion.
Acquisitions have long been a supplement to the Corporation’s internal growth. These recent acquisitions provide the opportunity for additional growth, as they have allowed the Corporation’s existing products and services to be sold in new markets. The Corporation’s acquisition strategy focuses on high growth areas with strong market demographics and targets organizations that have a comparable corporate culture, strong performance and sound asset quality, among other factors. Under the Corporation’s “super-community” banking philosophy, acquired organizations generally retain their status as separate legal entities, unless consolidation with an existing subsidiary bank is practical. Back office functions are generally consolidated to maximize efficiencies.
Merger and acquisition activity in the financial services industry has been very competitive in recent years, as evidenced by the prices paid for certain acquisitions. While the Corporation has been an active acquirer, management is committed to basing its pricing on rational economic models. Management will continue to focus on generating growth in the most cost-effective manner.
Merger and acquisition activity has also impacted the Corporation’s capital and liquidity. In order to complete acquisitions, the Corporation implemented strategies to maintain appropriate levels of capital and to provide necessary cash resources. In January 2006, the Corporation issued $154.6 million of junior subordinated deferrable interest debentures to fund the Columbia acquisition. See additional information in the “Liquidity” section of Management’s Discussion.
Deposits and Borrowings – The Corporation’s interest-bearing liabilities increased from 2005 to 2006 through a combination of acquisitions and efforts to fund loan growth and investment purchases.
During the third quarter of 2006, the Corporation experienced a shift from lower cost interest-bearing demand and savings deposit accounts (36.4% of total interest-bearing liabilities in 2006, compared to 41.1% in 2005) to higher cost certificates of deposit and short-term borrowings (53.8% in 2006, compared to 48.4% in 2005). For the nine months ended September 30, 2006, a similar shift in the composition of interest-bearing liabilities from interest-bearing demand and savings deposit accounts (37.6% of total interest-bearing liabilities in 2006, compared to 40.9% in 2005) to certificates of deposit and short-term borrowings (52.8% in 2006, compared to 49.5% in 2005) occurred. The shift to higher cost liabilities has resulted in a decline in net interest margin.
Earning Assets – The Corporation’s interest-earning assets increased from 2005 to 2006 through a combination of acquisitions and internal loan growth.
During the third quarter of 2006, the Corporation experienced a slight shift in its composition of interest-earning assets from investments (21.8% of total average interest-earning assets in 2006, compared to 22.9% in 2005) to loans (76.1% in 2006, compared to 73.7% in 2005). For the nine months ended September 30, 2006, a similar shift in the composition of interest-earning assets from investments (22.1% in 2006, compared to 23.3% in 2005) to loans (75.8% in 2006, compared to 73.9% in 2005) occurred. The movement to higher-yielding loans has mitigated some of the factors that have had a negative effect on the Corporation’s net interest income and net interest margin. Slower growth in loans could result in a future shift in the composition of interest-earning assets from loans to investments.
Asset Quality – Asset quality refers to the underlying credit characteristics of borrowers and the likelihood that defaults on contractual payments will result in charge-offs of account balances. Asset quality is influenced by economic conditions and other factors, but can be managed through conservative underwriting and sound collection policies and procedures.
The Corporation continued to maintain excellent asset quality throughout the first nine months of 2006, attributable to its credit culture and underwriting policies. The Corporation experienced annualized net recoveries to average loans of 0.01% in the third quarter of 2006 in comparison to annualized net charge-offs of 0.02% in the third quarter of 2005. Annualized net charge-offs to average loans improved from 0.02% for the nine months ended 2005 to 0.01% for the nine months ended September 30, 2006.
While overall asset quality has remained strong, deterioration in quality of one or several significant accounts could have a detrimental impact and result in losses that may not be foreseeable based on current information. In addition, rising interest rates could increase the total payments of borrowers and could have a negative impact on the ability of some to pay according to the terms of their loans. Finally, decreases in the values of underlying collateral as a result of market or economic conditions could affect asset quality.
Equity Markets – As noted in the “Market Risk” section of Management’s Discussion, equity valuations can have an impact on the Corporation’s financial performance. In particular, bank stocks account for a significant portion of the Corporation’s equity investment portfolio. Historically, gains on sales of these equities have been a recurring component of the Corporation’s earnings. Declines in bank stock portfolio values could have a detrimental impact on the Corporation’s ability to recognize gains in the future.

Quarter Ended September 30, 2006 versus Quarter Ended September 30, 2005
Results for the third quarter of 2006 compared to the results of the third quarter of 2005 were impacted by the February 2006 acquisition of Columbia, whose results are included in 2006 amounts, but not in the 2005 amounts.
Net Interest Income
Net interest income increased $19.4 million, or 18.3%, to $125.9 million in 2006 from $106.5 million in 2005. The increase was due to average balance growth, with total interest-earning assets increasing 20.3%, offset by a lower net interest margin. The average fully taxable-equivalent (FTE) yield on interest-earning assets increased 93 basis points (a 15.6% increase) over 2005 while the cost of interest-bearing liabilities increased 115 basis points (a 46.0% increase). Net interest margin decreased six basis points due to the more pronounced increase in the costs of interest-bearing liabilities.

The following table provides a comparative average balance sheet and net interest income analysis for the third quarter of 2006 as compared to the same period in 2005. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Three months ended September 30
	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans and leases (1)	$10,167,362	$194,379	7.59%	$8,186,974	$136,143	6.60%
Taxable investment securities (2)	2,309,644	25,323	4.39	2,016,879	18,863	3.74
Tax-exempt investment securities (2)	449,181	5,496	4.89	387,233	4,761	4.92
Equity securities (2)	155,894	1,834	4.69	139,097	1,369	3.92

Total investment securities	2,914,719	32,653	4.48	2,543,209	24,993	3.93
Loans held for sale	227,038	4,224	7.44	314,145	4,955	6.31
Other interest-earning assets	54,424	695	5.03	62,406	542	3.43

Total interest-earning assets	13,363,543	231,951	6.90%	11,106,734	166,633	5.97%
Noninterest-earning assets:
Cash and due from banks	329,482			370,531
Premises and equipment	187,876			164,447
Other assets	859,800			637,682
Less: Allowance for loan losses	(107,090)			(94,527)

Total Assets	$14,633,611			$12,184,867

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$1,689,386	$6,529	1.53%	$1,586,338	$4,169	1.04%
Savings deposits	2,385,811	14,257	2.37	2,162,030	7,640	1.40
Time deposits	4,294,731	46,255	4.27	3,301,661	26,671	3.20

Total interest-bearing deposits	8,369,928	67,041	3.18	7,050,029	38,480	2.17
Short-term borrowings	1,730,970	21,697	4.92	1,115,122	8,655	3.05
Long-term debt	1,093,815	14,439	5.24	955,096	10,450	4.34

Total interest-bearing liabilities	11,194,713	103,177	3.65%	9,120,247	57,585	2.50%
Noninterest-bearing liabilities:
Demand deposits	1,811,264			1,651,787
Other	181,322			133,704

Total Liabilities	13,187,299			10,905,738
Shareholders’ equity	1,446,312			1,279,129

Total Liabilities and Shareholders’ Equity	$14,633,611			$12,184,867

Net interest income/net interest margin (FTE)		128,774	3.85%		109,048	3.91%

Tax equivalent adjustment		(2,850)			(2,563)

Net interest income		$125,924			$106,485

(1)	Includes non-performing loans.

(2)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	2006 vs. 2005
	Increase (decrease) due
	To change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans and leases	$35,839	$22,397	$58,236
Taxable investment securities	2,942	3,518	6,460
Tax-exempt investment securities	758	(23)	735
Equity securities	178	287	465
Loans held for sale	(1,533)	802	(731)
Other interest-earning assets	(75)	228	153

Total interest income	$38,109	$27,209	$65,318

Interest expense on:
Demand deposits	$286	$2,074	$2,360
Savings deposits	862	5,755	6,617
Time deposits	9,291	10,293	19,584
Short-term borrowings	6,173	6,869	13,042
Long-term debt	1,647	2,342	3,989

Total interest expense	$18,259	$27,333	$45,592

Interest income increased $65.3 million, or 39.2%, due to both increases in average balances of interest-earning assets and due to increases in rates. Interest income increased $38.1 million as a result of a $2.3 billion, or 20.3%, increase in average balances, while an increase of $27.2 million was realized from the 93 basis point increase in rates.
The increase in average interest-earning assets was primarily due to loan growth. Average loans increased $2.0 billion, or 24.2%. The following summarizes the growth in average loans, by type:

	Three months ended
	September 30		Increase
	2006	2005	$	%
	(dollars in thousands)
Commercial – industrial and financial	$2,587,869	$2,046,919	$540,950	26.4%
Commercial – agricultural	337,660	323,216	14,444	4.5
Real estate – commercial mortgage	3,113,086	2,725,748	387,338	14.2
Real estate – residential mortgage and home equity	2,108,792	1,751,744	357,048	20.4
Real estate – construction	1,412,678	756,102	656,576	86.8
Consumer	527,915	515,327	12,588	2.4
Leasing and other	79,362	67,918	11,444	16.8

Total	$10,167,362	$8,186,974	$1,980,388	24.2%

The acquisition of Columbia contributed approximately $1.1 billion to the increase in average balances. The following table presents the average balance impact of this acquisition, by type:

	Three months ended
	September 30
	2006	2005
	(in thousands)
Commercial – industrial and financial	$309,528	$—
Real estate – commercial mortgage	120,759	—
Real estate – residential mortgage and home equity	228,255	—
Real estate – construction	448,806	—
Consumer	2,932	—
Leasing and other	1,610	—

Total	$1,111,890	$—

The following table presents the growth in average loans, by type, excluding the average balances contributed by the acquisition of Columbia:

	Three months ended
	September 30		Increase
	2006	2005	$	%
	(dollars in thousands)
Commercial – industrial and financial	$2,278,341	$2,046,919	$231,422	11.3%
Commercial – agricultural	337,660	323,216	14,444	4.5
Real estate – commercial mortgage	2,992,327	2,725,748	266,579	9.8
Real estate – residential mortgage and home equity	1,880,537	1,751,744	128,793	7.4
Real estate – construction	963,872	756,102	207,770	27.5
Consumer	524,983	515,327	9,656	1.9
Leasing and other	77,752	67,918	9,834	14.5

Total	$9,055,472	$8,186,974	$868,498	10.6%

Excluding the impact of the Columbia acquisition, loan growth was particularly strong in the commercial mortgage, commercial and construction categories, which together increased $705.8 million, or 12.8%. Additional growth in loans was due to residential mortgage and home equity loans increasing $128.8 million, or 7.4%, primarily from increases in home equity loans.
The average yield on loans during the third quarter of 2006 was 7.59%, a 99 basis point, or 15.0%, increase over 2005. This mainly reflects the impact of floating and adjustable rate loans, which reprice to higher rates when interest rates rise, as they have over the past twelve months.
Average investment securities increased $371.5 million, or 14.6%. Excluding the impact of the Columbia acquisition, this increase was $162.2 million, or 6.4%. In the third quarter, the Corporation pre-purchased approximately $250 million of investment securities, funded by a combination of short and longer-term borrowings, which are expected to be repaid with maturities of investments over the next six months. The average yield on investment securities increased 55 basis points from 3.93% in 2005 to 4.48% in 2006.

The following table summarizes the growth in average deposits, by type:

	Three months ended
	September 30		Increase
	2006	2005	$	%
	(dollars in thousands)
Noninterest-bearing demand	$1,811,264	$1,651,787	$159,477	9.7%
Interest-bearing demand	1,689,386	1,586,338	103,048	6.5
Savings	2,385,811	2,162,030	223,781	10.4
Time deposits	4,294,731	3,301,661	993,070	30.1

Total	$10,181,192	$8,701,816	$1,479,376	17.0%

The acquisition of Columbia accounted for approximately $1.0 billion of the increase in average balances. The following table presents the average balance impact of this acquisition, by type:

	Three months ended
	September 30
	2006	2005
	(in thousands)
Noninterest-bearing demand	$243,232	$—
Interest-bearing demand	75,836	—
Savings	160,906	—
Time deposits	526,676	—

Total	$1,006,650	$—

The following table presents the growth in average deposits, by type, excluding the contribution of the Columbia acquisition:

	Three months ended
	September 30		Increase (decrease)
	2006	2005	$	%
	(dollars in thousands)
Noninterest-bearing demand	$1,568,032	$1,651,787	$(83,755)	(5.1)%
Interest-bearing demand	1,613,550	1,586,338	27,212	1.7
Savings	2,224,905	2,162,030	62,875	2.9
Time deposits	3,768,055	3,301,661	466,394	14.1

Total	$9,174,542	$8,701,816	$472,726	5.4%

Interest expense increased $45.6 million, or 79.2%, to $103.2 million in the third quarter of 2006 from $57.6 million in the third quarter of 2005. Interest expense increased $18.3 million due to a $2.1 billion, or 22.7%, increase in average balances and $27.3 million due to the 115 basis point, or 46.0%, increase in the cost of total interest-bearing liabilities. The cost of interest-bearing deposits increased 101 basis points, or 46.5%, from 2.17% in 2005 to 3.18% in 2006. This increase was due to customers becoming increasingly price-sensitive and shifting from core demand and savings accounts to higher cost certificates of deposit.
Average borrowings increased $754.6 million from the third quarter of 2005. Excluding the impact of the Columbia acquisition, average short-term borrowings increased $377.3 million, or 33.8%, to $1.5 billion, while average long-term debt increased $111.8 million, or 11.7%, to $1.1 billion. The increase in short-term borrowings was due to an increase in Federal funds purchased to fund loan growth and investment purchases, offset by slightly lower borrowings outstanding under customer repurchase agreements. The increase in long-term debt was primarily due to the issuance of $154.6 million of junior subordinated deferrable interest debentures in connection with the Columbia acquisition, offset by lower Federal Home Loan Bank (FHLB) advances.
Provision and Allowance for Loan Losses
The following table presents ending balances of loans outstanding (net of unearned income):

	September 30	December 31	September 30
	2006	2005	2005
	(in thousands)
Commercial – industrial and financial	$2,600,807	$2,044,010	$2,049,330
Commercial – agricultural	345,332	331,659	327,249
Real-estate – commercial mortgage	3,174,623	2,831,405	2,734,432
Real-estate – residential mortgage and home equity	2,143,367	1,773,148	1,774,317
Real-estate – construction	1,431,535	851,451	793,697
Consumer	529,741	520,206	531,921
Leasing and other	86,652	72,849	64,764

	$10,312,057	$8,424,728	$8,275,710

Approximately $4.6 billion, or 44.7%, of the Corporation’s loan portfolio was in commercial mortgage and construction loans at September 30, 2006, compared to 42.6% at September 30, 2005. While the Corporation does not have a concentration of credit risk with any single borrower, repayments on loans in these portfolios can be negatively influenced by decreases in real estate values. The Corporation mitigates this risk through stringent underwriting policies and procedures. In addition, approximately 60% of commercial mortgages were owner-occupied as of September 30, 2006. These types of loans are generally considered to involve less risk than non-owner-occupied mortgages. Construction loans at September 30, 2006 consisted of approximately 60% builder and land acquisition loans, 20% residential construction and 20% commercial or multi-family construction.

The following table presents the activity in the Corporation’s allowance for loan losses:

	Three months ended
	September 30
	2006	2005
	(dollars in thousands)
Loans outstanding at end of period (net of unearned)	$10,312,057	$8,275,710

Daily average balance of loans and leases	$10,167,362	$8,186,974

Balance at beginning of period	$106,544	$90,402

Loans charged off:
Commercial – financial and agricultural	123	862
Real estate – mortgage	149	49
Consumer	707	640
Leasing and other	89	74

Total loans charged off	1,068	1,625

Recoveries of loans previously charged off:
Commercial – financial and agricultural	1,039	711
Real estate – mortgage	72	242
Consumer	268	245
Leasing and other	12	38

Total recoveries	1,391	1,236

Net loans (recovered) charged off	(323)	389

Provision for loan losses	555	815

Allowance purchased	—	3,108

Balance at end of period	$107,422	$93,936

Net (recoveries) charge-offs to average loans (annualized)	(0.01%)	0.02%

Allowance for loan losses to loans outstanding	1.04%	1.14%

The following table summarizes the Corporation’s non-performing assets as of the indicated dates:

	September 30	December 31	September 30
	2006	2005	2005
	(dollars in thousands)
Non-accrual loans	$26,591	$36,560	$30,669
Loans 90 days past due and accruing	16,704	9,012	13,350
Other real estate owned	3,489	2,072	4,042

Total non-performing assets	$46,784	$47,644	$48,061

Non-accrual loans/Total loans	0.26%	0.43%	0.37%
Non-performing assets/Total assets	0.31%	0.38%	0.39%
Allowance/Non-performing loans	248%	204%	213%
The provision for loan losses for the third quarter of 2006 totaled $555,000, a decrease of $260,000, or 31.9%, from the same period in 2005. Net recoveries totaled $323,000, or 0.01% of average loans on an annualized basis, during the third quarter of 2006, an increase of $712,000, or 183.0%, over the $389,000, or 0.02%, in net charge-offs recorded during the third quarter of 2005. Non-performing assets decreased to $46.8 million, or 0.31% of total assets, at September 30, 2006, from $48.1 million, or 0.39% of total assets, at September 30, 2005. Total non-performing assets decreased $860,000 from December 31, 2005. The Corporation added a $10.0 million loan to non-accrual when it became 90 days past due on October 31, 2006. This loan was for a community reinvestment act project that has been delayed as a result of funding shortfalls. Had this been included in the September 30, 2006 totals, non-performing assets to total assets would have been 0.38%. As of September 30, 2006, this loan has been appropriately reserved for. The Corporation expects continued pressure to maintain the current low non-performing asset levels in the future due to the rate environment and increased competition for loans.
Management believes that the allowance balance of $107.4 million at September 30, 2006 is sufficient to cover losses inherent in the loan portfolio on that date and is appropriate based on applicable accounting standards.
Other Income
The following table presents the components of other income:

	Three months ended
	September 30		Increase (decrease)
	2006	2005	$	%
	(dollars in thousands)
Investment management and trust services	$8,887	$8,730	$157	1.8%
Service charges on deposit accounts	11,345	10,488	857	8.2
Other service charges and fees	6,693	5,818	875	15.0
Gains on sales of mortgage of loans	5,480	7,586	(2,106)	(27.8)
Other	3,057	2,636	421	16.0

Total, excluding investment securities gains	$35,462	$35,258	$204	0.6%
Investment securities gains	1,450	905	545	60.2

Total	$36,912	$36,163	$749	2.1%

Other income increased $749,000, or 2.1%, in 2006 including additions of $1.2 million due to the acquisition of Columbia, presented as follows:

	Three months ended
	September 30
	2006	2005
	(in thousands)
Investment management and trust services	$69	$—
Service charges on deposit accounts	549	—
Other service charges and fees	144	—
Gains on sales of mortgage loans	277	—
Other	175	—

Total, excluding investment securities losses	$1,214	—
Investment securities losses	(4)	—

Total	$1,210	$—

The following table presents the components of other income, excluding the amounts contributed by the Columbia acquisition:

	Three months ended
	September 30		Increase (decrease)
	2006	2005	$	%
	(dollars in thousands)
Investment management and trust services	$8,818	$8,730	$88	1.0%
Service charges on deposit accounts	10,796	10,488	308	2.9
Other service charges and fees	6,549	5,818	731	12.6
Gains on sales of mortgage loans	5,203	7,586	(2,383)	(31.4)
Other	2,882	2,636	246	9.3

Total, excluding investment securities gains	$34,248	$35,258	$(1,010)	(2.9)%
Investment securities gains	1,454	905	549	60.7

Total	$35,702	$36,163	$(461)	(1.3)%

The discussion that follows addresses changes in other income, excluding the acquisition of Columbia.
Excluding investment securities gains, total other income decreased $1.0 million, or 2.9%, primarily due to a $2.4 million decrease in gains on sales of mortgage loans. The reduction in gains on sales of mortgage loans resulted from a significant decrease in volume ($211.4 million, or 29.8%), offset by an eight point improvement in the margin on sales. The decrease in sales volume resulted from the increase in longer-term mortgage rates.
The increase in service charges on deposit accounts was due to increases of $327,000 and $196,000 in cash management fees and overdraft fees, respectively, offset by a $215,000 decrease in other service charges on deposit accounts. The increase in cash management fees was primarily due to increased efforts to enhance fee income as well as increased use of this product by business customers. The increase in overdraft fees was primarily from personal accounts. The increase in other service charges and fees was due to increases in letter of credit fees ($341,000 or 33.9%), debit card fees ($248,000, or 15.2%) and merchant fees ($192,000, or 12.6%), offset by decreases in other non-deposit account fees.
The increase in other income was due to $274,000 of insurance proceeds received under Corporate owned life insurance contracts during the third quarter of 2006.
Investment securities gains increased $549,000, or 60.7%. Investment securities gains during the third quarter of 2006 and 2005 consisted of net realized gains of $989,000 and $905,000 on the sale of equity securities. Investment security gains for the third quarter of 2006 also included $465,000 on the sale of available for sale debt securities.

Other Expenses
The following table presents the components of other expenses:

	Three months ended
	September 30		Increase (decrease)
	2006	2005	$	%
		(dollars in thousands)
Salaries and employee benefits	$55,048	$46,761	$8,287	17.7%
Net occupancy expense	9,260	7,459	1,801	24.1
Equipment expense	3,703	3,203	500	15.6
Data processing	3,057	3,100	(43)	(1.4)
Advertising	2,934	1,995	939	47.1
Intangible amortization	2,025	1,510	515	34.1
Other	16,398	17,509	(1,111)	(6.3)

Total	$92,425	$81,537	$10,888	13.4%

Total other expenses increased $10.9 million, or 13.4%, in 2006, including $9.7 million due to the Columbia acquisition, presented as follows:

	Three months ended
	September 30
	2006	2005
	(in thousands)
Salaries and employee benefits	$5,591	$—
Net occupancy expense	1,067	—
Equipment expense	399	—
Data processing	354	—
Advertising	358	—
Intangible amortization	569	—
Other	1,400	—

Total	$9,738	$—

The following table presents the components of other expenses, excluding the amounts contributed by the Columbia acquisition:

	Three months ended
	September 30		Increase (decrease)
	2006	2005	$	%
	(dollars in thousands)
Salaries and employee benefits	$49,457	$46,761	$2,696	5.8%
Net occupancy expense	8,193	7,459	734	9.8
Equipment expense	3,304	3,203	101	3.2
Data processing	2,703	3,100	(397)	(12.8)
Advertising	2,576	1,995	581	29.1
Intangible amortization	1,456	1,510	(54)	(3.6)
Other	14,998	17,509	(2,511)	(14.3)

Total	$82,687	$81,537	$1,150	1.4%

The discussion that follows addresses changes in other expenses, excluding the acquisition of Columbia.

The increase in salaries and employee benefits resulted from the salary expense component increasing $2.0 million, or 5.2%, driven by an increase in total average full-time equivalent employees and normal increases for existing employees. Also contributing to the increase in salaries was a $500,000 increase related to corporate management bonuses, a $160,000 increase in stock option expense due to the issuance of the July 1, 2006 grant and a $140,000 early payout on an affiliate employment contract. Employee benefits increased $714,000, or 8.3%, in comparison to the third quarter of 2005 due to increases in healthcare costs, offset by a decrease in expenses related to the Corporation’s defined benefit pension plan as a result of a $10.7 million contribution to plan assets in 2005.
The increase in occupancy expense resulted from increased rental expense and depreciation of real property and higher maintenance and utility costs in the third quarter of 2006 in comparison to 2005, mainly due to growth, particularly in the branch network. The decrease in data processing expense, which consists mainly of fees paid for outsourced back office systems, was mainly due to the renegotiation of certain key processing contracts. The increase in advertising was due to the timing of promotional campaigns.
The decrease in other expenses was due to a reduction in operating risk loss of $570,000, state tax recoveries of $460,000, the favorable net impact of fair value gains and losses on derivative financial instruments of $380,000 related to interest rate swaps, and one-time charges recorded in the third quarter of 2005, primarily associated with the relocation of an affiliate office. See also Note H, “Derivative Financial Instruments” in the Notes to Consolidated Financial Instruments for a further discussion of the Corporation’s interest rate swaps.
Income Taxes
Income tax expense for the third quarter of 2006 was $21.5 million, a $3.3 million, or 18.4%, increase from $18.2 million in 2005. The Corporation’s effective tax rate was approximately 30.8% in 2006, as compared to 30.1% in 2005. The effective rate is lower than the Federal statutory rate of 35% due mainly to investments in tax-free municipal securities and Federal tax credits from investments in low and moderate-income housing partnerships.
Nine Months Ended September 30, 2006 versus Nine Months Ended September 30, 2005
Results for the first nine months of 2006 compared to the results for the first nine months of 2005 were impacted by the February 2006 acquisition of Columbia and the July 2005 acquisition of SVB.
Net Interest Income
Net interest income increased $59.2 million, or 19.4%, to $363.8 million in 2006 from $304.7 million in 2005. The increase was due to average balance growth, with total interest-earning assets increasing 21.2%, offset by a lower net interest margin. The average FTE yield on interest-earning assets increased 89 basis points (a 15.3% increase) over 2005 while the cost of interest-bearing liabilities increased 108 basis points (a 47.0% increase). The higher increase in the cost and average balance growth of interest-bearing liabilities resulted in a five basis point decrease in net interest margin.

The following table provides a comparative average balance sheet and net interest income analysis for the first nine months of 2006 as compared to the same period in 2005. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Nine months ended September 30
	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans and leases (1)	$9,750,452	$537,281	7.37%	$7,847,559	$376,095	6.41%
Taxable investment securities (2)	2,246,672	71,426	4.24	1,989,612	55,301	3.71
Tax-exempt investment securities (2)	438,510	15,881	4.83	354,734	13,243	4.98
Equity securities (2)	151,078	5,132	4.53	131,692	4,060	4.12

Total investment securities	2,836,260	92,439	4.35	2,476,038	72,604	3.91
Loans held for sale	216,295	11,688	7.21	243,391	10,973	6.01
Other interest-earning assets	56,045	1,950	4.63	46,432	1,066	3.05

Total interest-earning assets	12,859,052	643,358	6.69%	10,613,420	460,738	5.80%
Noninterest-earning assets:
Cash and due from banks	340,885			345,480
Premises and equipment	183,112			155,253
Other assets	836,754			587,533
Less: Allowance for loan losses	(105,291)			(92,089)

Total Assets	$14,114,512			$11,609,597

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$1,676,087	$18,112	1.44%	$1,522,366	$10,448	0.92%
Savings deposits	2,348,710	37,181	2.12	2,021,169	17,964	1.19
Time deposits	4,042,569	120,934	4.00	3,105,403	68,980	2.97

Total interest-bearing deposits	8,067,366	176,227	2.92	6,648,938	97,392	1.96
Short-term borrowings	1,607,946	55,430	4.56	1,178,061	23,393	2.63
Long-term debt	1,033,706	39,484	5.11	828,427	28,048	4.53

Total interest-bearing liabilities	10,709,018	271,141	3.38%	8,655,426	148,833	2.30%
Noninterest-bearing liabilities:
Demand deposits	1,809,545			1,576,695
Other	171,391			133,628

Total Liabilities	12,689,954			10,365,749
Shareholders’ equity	1,424,558			1,243,848

Total Liabilities and Shareholders’ Equity	$14,114,512			$11,609,597

Net interest income/net interest margin (FTE)		372,217	3.88%		311,905	3.93%

Tax equivalent adjustment		(8,399)			(7,249)

Net interest income		$363,818			$304,656

(1)	Includes non-performing loans.

(2)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	2006 vs. 2005
	Increase (decrease) due
	To change in
	Volume	Rate	Net
		(in thousands)
Interest income on:
Loans and leases	$99,640	$61,546	$161,186
Taxable investment securities	7,620	8,505	16,125
Tax-exempt investment securities	3,044	(406)	2,638
Equity securities	640	432	1,072
Loans held for sale	(1,312)	2,027	715
Other interest-earning assets	252	632	884

Total interest income	$109,884	$72,736	$182,620

Interest expense on:
Demand deposits	$1,146	$6,518	$7,664
Savings deposits	3,302	15,915	19,217
Time deposits	24,176	27,778	51,954
Short-term borrowings	10,675	21,362	32,037
Long-term debt	7,537	3,899	11,436

Total interest expense	$46,836	$75,472	$122,308

Interest income increased $182.6 million, or 39.6%, primarily as a result of increases in average balances of interest-earning assets and partially as a result of increases in rates. Interest income increased $109.9 million as a result of a $2.2 billion, or 21.2%, increase in average balances, while an increase of $72.7 million was realized from the 89 basis point increase in rates.
The increase in average interest-earning assets was primarily due to loan growth. Average loans increased $1.9 billion, or 24.2%. The following summarizes the growth in average loans, by type:

	Nine months ended
	September 30		Increase
	2006	2005	$	%
	(dollars in thousands)
Commercial – industrial and financial	$2,445,367	$2,007,730	$437,637	21.8%
Commercial – agricultural	330,368	323,244	7,124	2.2
Real estate – commercial mortgage	3,033,010	2,568,766	464,244	18.1
Real estate – residential mortgage and home equity	2,026,406	1,693,731	332,675	19.6
Real estate – construction	1,317,274	695,729	621,545	89.3
Consumer	522,396	493,681	28,715	5.8
Leasing and other	75,631	64,678	10,953	16.9

Total	$9,750,452	$7,847,559	$1,902,893	24.2%

The acquisitions of Columbia and SVB contributed approximately $1.2 million to the increase in average balances. The following table presents the average balance impact of acquisitions, by type:

	Nine months ended
	September 30
	2006	2005	Increase
	(dollars in thousands)
Commercial – industrial and financial	$325,526	$22,868	$302,658
Real estate – commercial mortgage	258,702	48,768	209,934
Real estate – residential mortgage and home equity	252,938	19,033	233,905
Real estate – construction	419,556	11,861	407,695
Consumer	4,746	553	4,193
Leasing and other	1,280	82	1,198

Total	$1,262,748	$103,165	$1,159,583

The following table presents the growth in average loans, by type, excluding the average balances contributed by the acquisitions of Columbia and SVB:

	Nine months ended
	September 30		Increase
	2006	2005	$	%
	(dollars in thousands)
Commercial – industrial and financial	$2,119,841	$1,984,862	$134,979	6.8%
Commercial – agricultural	330,368	323,244	7,124	2.2
Real estate – commercial mortgage	2,774,308	2,519,998	254,310	10.1
Real estate – residential mortgage and home equity	1,773,468	1,674,698	98,770	5.9
Real estate – construction	897,718	683,868	213,850	31.3
Consumer	517,650	493,128	24,522	5.0
Leasing and other	74,351	64,596	9,755	15.1

Total	$8,487,704	$7,744,394	$743,310	9.6%

Excluding the impact of acquisitions, loan growth was particularly strong in the commercial mortgage and construction categories, which together increased $468.2 million, or 14.6%. Commercial loans increased $135.0 million, or 6.8%. Residential mortgage and home equity loans increased $98.8 million, or 5.9%, primarily due to increases in home equity loans.
The average yield on loans during the first nine months of 2006 was 7.37%, a 96 basis point, or 15.0%, increase over 2005. This increase in the average yield on loans reflects the impact of a significant portfolio of floating rate loans, which immediately reprice to higher rates when interest rates rise, as they have over the past twelve months, and the addition of higher yielding new loans.
Average investment securities increased $360.2 million, or 14.5%. Excluding the impact of acquisitions, this increase was $67.5 million, or 2.8%, funded by increased borrowings as a result of the pre-purchase of securities discussed previously. The average yield on investment securities increased 44 basis points from 3.91% in 2005 to 4.35% in 2006.

The following table summarizes the growth in average deposits by category:

	Nine months ended
	September 30		Increase
	2006	2005	$	%
	(dollars in thousands)
Noninterest-bearing demand	$1,809,545	$1,576,695	$232,850	14.8%
Interest-bearing demand	1,676,087	1,522,366	153,721	10.1
Savings	2,348,710	2,021,169	327,541	16.2
Time deposits	4,042,569	3,105,403	937,166	30.2

Total	$9,876,911	$8,225,633	$1,651,278	20.1%

The acquisitions of Columbia and SVB accounted for approximately $1.2 billion of the increase in average balances. The following table presents the average balance impact of acquisitions, by type:

	Nine months ended
	September 30
	2006	2005	Increase
	(in thousands)
Noninterest-bearing demand	$284,765	$21,216	$263,549
Interest-bearing demand	167,384	34,285	133,099
Savings	276,351	53,616	222,735
Time deposits	599,647	50,227	549,420

Total	$1,328,147	$159,344	$1,168,803

The following table presents the growth in average deposits, by type, excluding the contribution of the acquisitions of Columbia and SVB:

	Nine months ended
	September 30		Increase (decrease)
	2006	2005	$	%
	(dollars in thousands)
Noninterest-bearing demand	$1,524,780	$1,555,479	$(30,699)	(2.0)%
Interest-bearing demand	1,508,703	1,488,081	20,622	1.4
Savings	2,072,359	1,967,553	104,806	5.3
Time deposits	3,442,922	3,055,176	387,746	12.7

Total	$8,548,764	$8,066,289	$482,475	6.0%

Interest expense increased $122.3 million, or 82.2%, to $271.1 million in the first nine months of 2006 from $148.8 million in the first nine months of 2005. Interest expense increased $46.8 million due to a $2.1 billion, or 23.7%, increase in average balances and $75.5 million due to a 108 basis point, or 47.0%, increase in the cost of total interest-bearing liabilities. The cost of interest-bearing deposits increased 96 basis points, or 49.0%, from 1.96% in 2005 to 2.92% in 2006. This increase was due to rising rates in general as a result of the FRB’s rate increases over the past twelve months. Additional increases have resulted from customers becoming increasingly price-sensitive and shifting from core demand and savings accounts to higher cost certificates of deposits.
Average borrowings increased $635.2 million from the first nine months of 2005. Excluding the impact of acquisitions, average short-term borrowings increased $231.3 million, or 19.6%, to $1.4 billion, while average long-term debt increased $176.1 million, or 21.4%, to $998.5 million. The increase in short-term borrowings was mainly due to an increase in Federal funds purchased to fund investment purchases and loan growth, offset slightly by lower borrowings outstanding under customer repurchase agreements. The increase in long-term debt was primarily due to the issuance of $154.6 million of junior subordinated deferrable interest debentures in connection with the Columbia acquisition and the impact of $100.0 million of subordinated debt issued and outstanding since March 2005, offset by decreased FHLB advances.
Provision and Allowance for Loan Loss
The following table presents the activity in the Corporation’s allowance for loan losses:

	Nine months ended
	September 30
	2006	2005
	(dollars in thousands)
Loans outstanding at end of period (net of unearned)	$10,312,057	$8,275,710

Daily average balance of loans and leases	$9,750,452	$7,847,559

Balance at beginning of period	$92,847	$89,627

Loans charged off:
Commercial – financial and agricultural	2,018	2,414
Real estate – mortgage	307	290
Consumer	1,705	2,241
Leasing and other	217	159

Total loans charged off	4,247	5,104

Recoveries of loans previously charged off:
Commercial – financial and agricultural	2,210	1,887
Real estate – mortgage	178	1,159
Consumer	945	853
Leasing and other	68	66

Total recoveries	3,401	3,965

Net loans charged off	846	1,139

Provision for loan losses	2,430	2,340

Allowance purchased	12,991	3,108

Balance at end of period	$107,422	$93,936

Net charge-offs to average loans (annualized)	0.01%	0.02%

Allowance for loan losses to loans outstanding	1.04%	1.14%

The provision for loan losses for the first nine months of 2006 totaled $2.4 million, an increase of $90,000, or 3.8%, from the same period in 2005. Net charge-offs totaled $846,000, or 0.01%, of average loans on an annualized basis, during the first nine months of 2006, a $293,000 increase over the $1.1 million, or 0.02%, in net charge-offs for the first nine months of 2005.

Other Income
The following table presents the components of other income:

	Nine months ended
	September 30		Increase (decrease)
	2006	2005	$	%
	(dollars in thousands)
Investment management and trust services	$27,975	$26,715	$1,260	4.7%
Service charges on deposit accounts	32,484	29,780	2,704	9.1
Other service charges and fees	19,923	18,519	1,404	7.6
Gains on sales of mortgage loans	15,439	19,533	(4,094)	(21.0)
Gain on sale of deposits	—	2,201	(2,201)	N/A
Other	8,176	7,947	229	2.9

Total, excluding investment securities gains	$103,997	$104,695	$(698)	(0.7)%
Investment securities gains	5,524	5,638	(114)	(2.0)

Total	$109,521	$110,333	$(812)	(0.7)%

Other income decreased $812,000, or 0.7%, in 2006, despite a net $4.3 million increase due to the acquisitions of Columbia and SVB, presented as follows:

	Nine months ended
	September 30
	2006	2005	Increase
	(in thousands)
Investment management and trust services	$560	$29	$531
Service charges on deposit accounts	1,821	106	1,715
Other service charges and fees	707	99	608
Gains on sales of mortgage loans	787	12	775
Other	739	135	604

Total, excluding investment securities gains	$4,614	$381	$4,233
Investment securities gains	57	—	57

Total	$4,671	$381	$4,290

The following table presents the components of other income, excluding the amounts contributed by the Columbia and SVB acquisitions:

	Nine months ended
	September 30		Increase (decrease)
	2006	2005	$	%
	(dollars in thousands)
Investment management and trust services	$27,415	$26,686	$729	2.7%
Service charges on deposit accounts	30,663	29,674	989	3.3
Other service charges and fees	19,216	18,420	796	4.3
Gains on sales of mortgage loans	14,652	19,521	(4,869)	(24.9)
Gain on sale of deposits	—	2,200	(2,200)	N/A
Other	7,437	7,813	(376)	(4.8)

Total, excluding investment securities gains	$99,383	$104,314	$(4,931)	(4.7)%
Investment securities gains	5,467	5,638	(171)	(3.0)

Total	$104,850	$109,952	$(5,102)	(4.6)%

The discussion that follows addresses changes in other income, excluding the acquisitions of Columbia and SVB.
Excluding investment securities gains, total other income decreased $4.9 million, or 4.7%, as slight growth in fee income was more than offset by decreased gains on sales of mortgage loans and decreases resulting from a $2.2 million non-recurring gain on the sale of deposits in the second quarter of 2005. The decrease in gains on sales of mortgage loans resulted from the increase in longer-term mortgage rates, resulting in both decreased volumes of $186.7 million, or 11.1%, and lower spreads on sales of 13 basis points.
The increase in investment management and trust services was due primarily to increases in trust commission income of $650,000, or 3.8%, resulting from positive trends within the equity markets. The increase in service charges on deposit accounts was due to increases of $936,000 and $899,000 in overdraft fees and cash management fees, respectively, offset by an $845,000 decrease in other service charges on deposit accounts, primarily related to lower fees earned on non-interest and interest-bearing demand accounts. The increase in other service charges and fees was due to increases in letter of credit fees ($652,700, or 20.5%) and debit card fees ($717,000, or 15.2%), offset by decreases in merchant fees ($496,000, or 8.6%) due to a one-time adjustment recorded during 2005.
Other Expenses
The following table presents the components of other expenses:

	Nine months ended
	September 30		Increase (decrease)
	2006	2005	$	%
	(dollars in thousands)
Salaries and employee benefits	$158,367	$136,294	$22,073	16.2%
Net occupancy expense	26,856	21,506	5,350	24.9
Equipment expense	10,791	9,161	1,630	17.8
Data processing	9,131	9,590	(459)	(4.8)
Advertising	8,214	6,244	1,970	31.6
Intangible amortization	5,883	3,857	2,026	52.5
Other	51,992	46,902	5,090	10.9

Total	$271,234	$233,554	$37,680	16.1%

Total other expenses increased $37.7 million, or 16.1%, in 2006, including $32.1 million due to the Columbia and SVB acquisitions, presented as follows:

	Nine months ended
	September 30
	2006	2005	Increase
	(in thousands)
Salaries and employee benefits	$19,536	$1,731	$17,805
Net occupancy expense	4,459	486	3,973
Equipment expense	1,572	161	1,411
Data processing	1,121	295	826
Advertising	1,182	91	1,091
Intangible amortization	2,565	393	2,172
Other	5,295	491	4,804

Total	$35,730	$3,648	$32,082

The following table presents the components of other expenses, excluding the amounts contributed by the Columbia and SVB acquisitions:

	Nine months ended
	September 30		Increase (decrease)
	2006	2005	$	%
		(dollars in thousands)
Salaries and employee benefits	$138,831	$134,563	$4,268	3.2%
Net occupancy expense	22,397	21,020	1,377	6.6
Equipment expense	9,219	9,000	219	2.4
Data processing	8,010	9,295	(1,285)	(13.8)
Advertising	7,032	6,153	879	14.3
Intangible amortization	3,318	3,464	(146)	(4.2)
Other	46,697	46,411	286	0.6

Total	$235,504	$229,906	$5,598	2.4%

The discussion that follows addresses changes in other expenses, excluding the acquisitions of Columbia and SVB.
The increase in salaries and employee benefits resulted from an increase in the salary expense component of $3.6 million, or 3.3%, driven by an increase in total average full-time equivalent employees and normal increases for existing employees. Also contributing to the increase in salaries was a $500,000 increase related to corporate management bonuses, a $160,000 increase in stock option expense due to the issuance of the July 1, 2006 grant and a $140,000 early payout on an affiliate employment contract. Employee benefits increased $702,000, or 2.7%, in comparison to the first nine months of 2005 due to an increase in healthcare costs, offset by decreased costs related to the Corporation’s defined benefit pension plan as a result of a $10.7 million contribution to plan assets in 2005.
The increase in occupancy expense resulted from increased rental expense and depreciation of real property and higher maintenance and utility costs, mainly due to growth, particularly in the branch network. The decrease in data processing expense, which consists mainly of fees paid for outsourced back office systems, was mainly due to the renegotiation of key processing contracts with certain vendors. Advertising expenses increases are related to increased discretionary promotional campaigns during 2006.
Income Taxes
Income tax expense for the first nine months of 2006 was $60.8 million, a $6.8 million, or 12.7%, increase from $53.9 million in 2005. The Corporation’s effective tax rate was approximately 30.4% in the first half of 2006, as compared to 30.1% in 2005. The effective rate is lower than the Federal statutory rate of 35% due mainly to investments in tax-free municipal securities and federal tax credits from investments in low and moderate-income housing partnerships.

FINANCIAL CONDITION
Total assets of the Corporation increased $2.5 billion, or 20.2%, to $14.9 billion at September 30, 2006, compared to $12.4 billion at December 31, 2005. The acquisition of Columbia has added $1.5 billion to total assets, based on estimated fair values on the acquisition date. Excluding the acquisition of Columbia, the increase in total assets was mainly attributable to an increase in loans ($821.7 million, or 9.8%) and investment securities ($261.4 million, or 10.0%).
Unless otherwise noted, the discussion that follows addresses the changes in the consolidated balance sheet excluding the impact of the Columbia acquisition. See Note G, “Acquisitions” in the Notes to Consolidated Financial Statements for a summary of the balances recorded for Columbia.
The Corporation experienced strong loan growth across all loan types, due to continued favorable economic conditions. Commercial loans and mortgages increased $499.4 million, or 9.6%, construction loans grew $145.1 million, or 17.0%, and residential mortgages and home equity loans increased $157.9 million, or 8.9%. Consumer loans increased $6.1 million, or 1.2%.
Deposits increased $503.3 million, or 5.7%, from December 31, 2005. Savings deposits increased $54.8 million, or 2.6%, while interest-bearing and non-interest bearing demand deposits decreased $63.1 million, or 3.9%, and $35.6 million, or 2.1%, respectively. Time deposits increased $547.1 million, or 16.2%, reflecting a significant shift by customers as rates on time deposits increased due to competitive pressures resulting from the FRB’s four short-term interest rate increases during the first nine months of 2006.
Short-term borrowings, which consist mainly of Federal funds purchased and customer cash management accounts, increased $350.6 million, or 27.0%, during the first nine months of 2006, mainly in Federal funds purchased. Long-term debt increased $168.7 million, or 19.6%, primarily due to the Corporation’s issuance of $154.6 million of junior subordinated deferrable interest debentures in January 2006 and additional FHLB advances. See the “Liquidity” section of Management’s Discussion for a summary of the terms of the junior subordinated deferrable interest debentures.
Capital Resources
Total shareholders’ equity increased $214.7 million, or 16.7%, during the first nine months of 2006. Stock issued in connection with the acquisition of Columbia accounted for $154.1 million, or 71.8%, of the increase. In addition, equity increased due to net income of $138.9 million and $7.7 million in other comprehensive income, offset by $75.3 million in cash dividends paid to shareholders and $16.7 million in treasury stock purchases.
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
In March 2006, the Corporation’s Board of Directors approved a stock repurchase plan for 2.1 million shares through December 31, 2006. The Corporation expects to purchase these shares through open market acquisitions. During the first nine months of 2006, 1.1 million shares were repurchased under this plan.

The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of September 30, 2006, the Corporation and each of its bank subsidiaries met the minimum requirements. In addition, the Corporation and each of its bank subsidiaries’ capital ratios exceeded the amounts required to be considered “well-capitalized” as defined in the regulations. The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements as of September 30:

			Regulatory Minimum
	September 30	December 31	Capital	Well
	2006	2005	Adequacy	Capitalized
Total Capital (to Risk Weighted Assets)	11.3%	12.1%	8.0%	10.0%
Tier I Capital (to Risk Weighted Assets)	9.5%	10.0%	4.0%	6.0%
Tier I Capital (to Average Assets)	7.6%	7.7%	3.0%	5.0%
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
The Corporation’s sources and uses of cash were discussed in general terms in the net interest income section of Management’s Discussion. The Consolidated Statements of Cash Flows provide additional information. The Corporation generated $149.4 million in cash from operating activities during the first nine months of 2006, mainly due to net income. Investing activities resulted in a net cash outflow of $1.1 billion, due to purchases of investment securities and loan originations exceeding proceeds from the sales and maturities of investment securities and loan repayments, in addition to cash used for the acquisition of Columbia. Finally, financing activities resulted in a net inflow of $938.2 million due to increases in time deposits and additional borrowings.
Liquidity must also be managed at the Fulton Financial Corporation Parent Company level. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from subsidiary banks to the Parent Company in the form of loans and dividends. Generally, these limitations are based on the subsidiary banks’ regulatory capital levels and their net income. As a result of increased acquisition activity and stock repurchase plans the Parent Company’s cash needs have increased in recent years, requiring additional sources of funds.
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
In 2005, the Corporation issued $100.0 million of ten-year subordinated notes, which mature April 1, 2015 and carry a fixed rate of 5.35%. The Corporation also has a revolving line of credit agreement with an unaffiliated bank. Under the terms of the agreement, the Corporation can borrow up to $100.0 million with interest calculated at the one-month London Interbank Offering Rate (LIBOR) plus 0.35%. The credit agreement requires the Corporation to maintain certain financial ratios related to capital strength and earnings. The Corporation was in compliance with all required covenants under the credit agreement as of September 30, 2006. As of September 30, 2006, there was $27.6 million borrowed against this line.
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
Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s equity investments consist primarily of common stocks of publicly traded financial institutions (cost basis of approximately $79.8 million and fair value of $79.1 million at September 30, 2006). The Corporation’s financial institutions stock portfolio had gross unrealized losses of approximately $3.3 million at September 30, 2006.
Although the carrying value of financial institutions stock accounted for 0.5% of the Corporation’s total assets, the unrealized gains on the portfolio represent a potential source of revenue. The Corporation has a history of periodically realizing gains from this portfolio and, if values were to decline more significantly, or for an extended period of time, this revenue source could be lost.
Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the companies. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation’s equity securities are classified as trading. Future cash flows from these investments are not provided in the table on page 42 as such investments do not have maturity dates.
The Corporation has evaluated, based on existing accounting guidance, whether any unrealized losses on individual equity investments constituted “other-than-temporary” impairment, which would require a write-down through a charge to earnings. Based on the results of such evaluations, the Corporation recorded write-downs of $77,000 for specific equity securities which were deemed to exhibit other-than-temporary impairment in value during the nine-months ended September 30, 2006. For the nine-months ended September 30, 2005, the Corporation recorded write-downs of $65,000 for specific equity securities which were deemed to exhibit other-than-temporary impairment. Through September 30, 2006, the Corporation had recorded cumulative write-downs of approximately $3.9 million. Through September 30, 2006, gains of approximately $2.7 million had been realized on the sale of investments previously written down, the majority of which were recorded prior to the nine months ended September 30, 2006. Additional impairment charges may be necessary depending upon the performance of the equity markets in general and the performance of the individual investments held by the Corporation.
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

	Expected Maturity Period							Estimated
	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond	Total	Fair Value
Fixed rate loans (1)	$861,822	$601,822	$514,818	$345,856	$256,413	$606,519	$3,187,250	$3,093,482
Average rate	6.51%	6.29%	6.39%	6.52%	6.66%	6.25%	6.41%
Floating rate loans (7) (8)	3,186,168	775,475	595,464	498,283	410,345	1,638,728	7,104,463	7,073,127
Average rate	8.24%	7.71%	7.66%	7.67%	7.26%	6.66%	7.67%

Fixed rate investments (2)	514,282	444,510	391,764	665,417	268,527	462,867	2,747,367	2,700,030
Average rate	4.18%	3.94%	4.16%	3.97%	4.60%	5.09%	4.28%
Floating rate investments (2)	—	315	1,609	—	500	96,613	99,037	99,266
Average rate	—	4.01%	4.93%	—	5.50%	5.50%	5.49%

Other interest-earning assets	272,671	—	—	—	—	—	272,671	272,671
Average rate	7.01%	—	—	—	—	—	7.01%

Total	$4,834,942	$1,822,122	$1,503,655	$1,509,556	$935,785	$2,804,727	$13,410,788	$13,238,576
Average rate	7.43%	6.32%	6.31%	5.77%	6.33%	6.27%	6.65%

Fixed rate deposits (3)	$3,272,162	$508,511	$168,852	$108,957	$80,107	$207,262	$4,345,851	$4,312,767
Average rate	4.32%	4.17%	4.16%	4.44%	4.46%	4.47%	4.31%
Floating rate deposits (4)	1,791,628	282,289	282,289	268,150	260,866	3,045,562	5,930,784	5,930,785
Average rate	3.05%	1.02%	1.02%	0.89%	0.81%	0.68%	1.44%

Fixed rate borrowings (5)	596,125	226,985	61,553	119,553	543	281,367	1,286,126	1,302,842
Average rate	4.31%	4.87%	4.66%	5.58%	4.68%	5.75%	4.86%
Floating rate borrowings (6)	1,650,748	2,000	—	—	—	1,720	1,654,468	1,654,467
Average rate	5.23%	5.48%	—	—	—	8.55%	5.24%

Total	$7,310,663	$1,019,785	$512,694	$496,660	$341,516	$3,535,911	$13,217,229	$13,200,861
Average rate	4.21%	3.46%	2.49%	2.80%	1.68%	1.31%	3.19%

Assumptions:

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments.

(2)	Amounts are based on contractual maturities; adjusted for expected prepayments on mortgage-backed securities and expected calls on agency and municipal securities.

(3)	Amounts are based on contractual maturities of time deposits.

(4)	These deposit accounts are placed based on history of deposit flows.

(5)	Amounts are based on contractual maturities of debt instruments, adjusted for possible calls.

(6)	Amounts include Federal Funds purchased and securities sold under agreements to repurchase, which mature in less than 90 days, and junior subordinated deferrable interest debentures.

(7)	Floating rate loans include adjustable rate mortgages.

(8)	Line of credit amounts are based on historical cash flow assumptions, with an average life of approximately 5 years.
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
Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into predetermined repricing periods. The sum of assets and liabilities in each of these periods are summed and compared for mismatches within that maturity segment. Core deposits having no contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans and for mortgage-backed securities includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative six-month gap to plus or minus 15% of total rate sensitive earning assets. The cumulative six-month gap as of September 30, 2006 was a negative 4.1% and the cumulative six-month ratio of rate sensitive assets to rate sensitive liabilities (RSA/RSL) was 0.91.
Simulation of net interest income and net income is performed for the next twelve-month period. A variety of interest rate scenarios are used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of earnings is used primarily to measure the Corporation’s short-term earnings exposure to rate movements given a static balance sheet. The Corporation’s policy limits the potential exposure of net interest income to 10% of the base case net interest income for every 100 basis point “shock” in interest rates. A “shock’ is an immediate upward or downward movement of interest rates across the yield curve based upon changes in the prime rate. The shocks do not take into account changes in customer behavior that could result in changes to mix and/or volumes in the balance sheet nor do they account for competitive pricing over the forward 12-month period. As of September 30, 2006, the potential exposure of net interest income was within 10% of the base case net interest income for all 100 basis point “shocks” in interest rates.
Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term re-pricing risks and options in the Corporation’s balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point “shock” movement in interest rates. As of September 30, 2006, the Corporation was within policy limits for every basis point “shock” movement in interest rates.

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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
Information responsive to this item as of December 31, 2005 appears as Exhibit 99.1 to the Corporation’s Form 10-K for the year ended December 31, 2005. There was no material change in such information as of September 30, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities and Use of Proceeds
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
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
FULTON FINANCIAL CORPORATION

Date: November 9, 2006	/s/ R. Scott Smith, Jr.
R. Scott Smith, Jr.
Chairman, Chief Executive Officer and President

Date: November 9, 2006	/s/ Charles J. Nugent
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