Form 10-K
period 2006-12-31
FULTON FINANCIAL CORP
filed 2007-03-01
CIK 700564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-10587
FULTON FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-2195389

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Penn Square, P. O. Box 4887, Lancaster, Pennsylvania	17604

(Address of principal executive offices)	(Zip Code)
(717) 291-2411
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common Stock, $2.50 par value	The NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filed ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based on the average bid and asked prices on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.6 billion. The number of shares of the registrant’s Common Stock outstanding on February 28, 2007 was 172,991,000.
Portions of the Definitive Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 7, 2007 are incorporated by reference in Part III.

PART I
Item 1. Business
General
Fulton Financial Corporation (the Corporation) was incorporated under the laws of Pennsylvania on February 8, 1982 and became a bank holding company through the acquisition of all of the outstanding stock of Fulton Bank on June 30, 1982. In 2000, the Corporation became a financial holding company as defined in the Gramm-Leach-Bliley Act (GLB Act), which allowed the Corporation to expand its financial services activities under its holding company structure (See “Competition” and “Regulation and Supervision”). The Corporation directly owns 100% of the common stock of fourteen community banks, two financial services companies and fifteen non-bank entities. As of December 31, 2006, the Corporation had approximately 4,400 employees.
The common stock of Fulton Financial Corporation is listed for quotation on the Global Select Market of The NASDAQ Stock Market under the symbol FULT. The Corporation’s internet address is www.fult.com. Electronic copies of the Corporation’s 2006 Annual Report on Form 10-K are available free of charge by visiting the “Investor Information” section of www.fult.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this internet address. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC).
Bank and Financial Services Subsidiaries
The Corporation’s 14 subsidiary banks are located primarily in suburban or semi-rural geographical markets throughout a five state region (Pennsylvania, Maryland, New Jersey, Delaware and Virginia). Pursuant to its “super-community” banking strategy, the Corporation operates the banks autonomously to maximize the advantage of community banking and service to its customers. Where appropriate, operations are centralized through common platforms and back-office functions; however, decision-making generally remains with the local bank management. The Corporation is committed to a decentralized operating philosophy; however in some markets, merging one bank into another creates operating and marketing efficiencies by leveraging existing brand awareness over a larger geographic area. During 2006, the Corporation merged its Premier Bank subsidiary into its Fulton Bank subsidiary. Additionally, in February 2007 the Corporation merged its First Washington State Bank subsidiary into The Bank. The Corporation has announced plans for two additional affiliate mergers that will take place during 2007.
The subsidiary banks are located in areas that are home to a wide range of manufacturing, distribution, health care and other service companies. The Corporation and its banks are not dependent upon one or a few customers or any one industry and the loss of any single customer or a few customers would not have a material adverse impact on any of the subsidiary banks.
Each of the subsidiary banks offers a full range of consumer and commercial banking services in its local market area. Personal banking services include various checking and savings products, certificates of deposit and individual retirement accounts. The subsidiary banks offer a variety of consumer lending products to creditworthy customers in their market areas. Secured loan products include home equity loans and lines of credit, which are underwritten based on loan-to-value limits specified in the lending policy. Subsidiary banks also offer a variety of fixed and variable-rate products, including construction loans and jumbo loans. Residential mortgages are offered through Fulton Mortgage Company, which operates as a division of each subsidiary bank (except for Resource Bank and The Columbia Bank, which maintain their own mortgage lending operations). Residential mortgages are generally underwritten based on secondary market standards. Consumer loan products also include automobile loans, automobile and equipment leases, credit cards, personal lines of credit and checking account overdraft protection.
Commercial banking services are provided to small and medium sized businesses (generally with sales of less than $100 million) in the subsidiary banks’ market areas. Loans to one borrower are generally limited to $33 million in total commitments, which is below the Corporation’s regulatory lending limit. Commercial lending options include commercial, financial, and agricultural and real estate loans. Both floating and fixed rate loans are provided, with floating rate loans generally tied to an index such as the Prime Rate or LIBOR (London Interbank Offering Rate). The Corporation’s commercial lending policy encourages relationship banking and provides strict guidelines related to customer creditworthiness and collateral requirements. In addition, construction lending, equipment leasing, credit cards, letters of credit, cash management services and traditional deposit products are offered to commercial customers.

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
The following table provides certain information for the Corporation’s banking and financial services subsidiaries as of December 31, 2006.

	Main Office	Total	Total
Subsidiary	Location	Assets	Deposits	Branches (1)
		(in millions)
Fulton Bank	Lancaster, PA	$5,003	$3,341	83
Lebanon Valley Farmers Bank	Lebanon, PA	786	602	12
Swineford National Bank	Hummels Wharf, PA	266	202	7
Lafayette Ambassador Bank	Easton, PA	1,328	990	24
FNB Bank, N.A	Danville, PA	304	219	8
Hagerstown Trust	Hagerstown, MD	518	407	12
Delaware National Bank	Georgetown, DE	411	271	12
The Bank	Woodbury, NJ	1,318	1,058	31
The Peoples Bank of Elkton	Elkton, MD	111	96	2
Skylands Community Bank	Hackettstown, NJ	609	467	12
Resource Bank	Virginia Beach, VA	1,448	832	7
First Washington State Bank	Windsor, NJ	589	428	16
Somerset Valley Bank	Somerville, NJ	575	403	13
The Columbia Bank	Columbia, MD	1,678	1,035	25
Fulton Financial Advisors, N.A. and Fulton Insurance Services Group, Inc (2)	Lancaster, PA	—	—	—

				264

(1)	See additional information in “Item 2. Properties”.

(2)	Dearden, Maguire, Weaver and Barrett LLC, an investment management and advisory company, is a wholly owned subsidiary of Fulton Financial Advisors, N.A.
Non-Bank Subsidiaries
The Corporation owns 100% of the common stock of six non-bank subsidiaries which are consolidated for financial reporting purposes: (i) Fulton Reinsurance Company, which engages in the business of reinsuring credit life and accident and health insurance directly related to extensions of credit by the banking subsidiaries of the Corporation; (ii) Fulton Financial Realty Company, which holds title to or leases certain properties upon which Corporation branch offices and other facilities are located; (iii) Central Pennsylvania Financial Corp., which owns certain limited partnership interests in partnerships invested in low and moderate income housing projects; (iv) FFC Management, Inc., which owns certain investment securities and other passive investments; (v) Virginia Financial Services, which engages in business consulting activities; (iv) FFC Penn Square, Inc. which owns $44.0 million of trust preferred securities issued by a subsidiary of the Corporation’s largest bank subsidiary.
The Corporation owns 100% of the common stock of nine non-bank subsidiaries which are not consolidated for financial reporting purposes: (i) Premier Capital Trust, a Delaware business trust whose sole asset is $10.3 million of junior subordinated deferrable interest debentures from the Corporation; (ii) PBI Capital Trust II, a Delaware business trust whose sole asset is $15.5 million of junior subordinated deferrable interest debentures from the Corporation; (iii) Resource Capital Trust III, a Delaware business trust whose sole asset is $3.1 million of junior subordinated deferrable interest debentures from the Corporation; (iv) Bald Eagle Statutory Trust I, a Connecticut business trust whose sole asset is $4.1 million of junior subordinated deferrable interest debentures from the Corporation; (v) Bald Eagle Statutory Trust II, a Connecticut business trust whose sole asset is $2.6 million of junior subordinated deferrable interest debentures from the Corporation; (vi) Columbia Capital Trust I, a Delaware business trust whose sole asset is $6.2 million of junior subordinated deferrable interest debentures from the Corporation; (vii) Columbia Capital Trust II, a Delaware business trust whose sole asset is $4.1 million of junior subordinated deferrable interest debentures from the Corporation; (viii) Columbia Capital Trust III, a Delaware business trust whose sole asset is $6.2 million of junior subordinated deferrable interest debentures from the Corporation; and (ix) Fulton Capital Trust I, a Pennsylvania business trust whose sole asset is $154.6 million of junior subordinated deferrable interest debentures from the Corporation.
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
The competition in the industry is also highly competitive due to the GLB Act. Under the GLB Act, banks, insurance companies or securities firms may affiliate under a financial holding company structure, allowing expansion into non-banking financial services activities that were previously restricted. These include a full range of banking, securities and insurance activities, including securities and insurance underwriting, issuing and selling annuities and merchant banking activities. While the Corporation does not currently engage in all of these activities, the ability to do so without separate approval from the Federal Reserve Board (FRB) enhances the ability of the Corporation – and financial holding companies in general – to compete more effectively in all areas of financial services.
As a result of the GLB Act, there is a great deal of competition for customers that were traditionally served by the banking industry. While the GLB Act increased competition, it also provided opportunities for the Corporation to expand its financial services offerings, such as insurance products through Fulton Insurance Services Group, Inc. The Corporation also competes through the variety of products that it offers and the quality of service that it provides to its customers. However, there is no guarantee that these efforts will insulate the Corporation from competitive pressure, which could impact its pricing decisions for loans, deposits and other services and could ultimately impact financial results.
Market Share
Although there are many ways to assess the size and strength of banks, deposit market share continues to be an important industry statistic. This publicly available information is compiled, as of June 30th of each year, by the Federal Deposit Insurance Corporation (FDIC). The Corporation’s banks maintain branch offices in 48 counties across five states. In ten of these counties, the Corporation ranks in the top three in deposit market share (based on deposits as of June 30, 2006). The following table summarizes information about the counties in which the Corporation has branch offices and its market position in each county.

				No. of Financial		Deposit Market
				Institutions		Share (6/30/06)
		Population	Banking	Banks/	Credit
County	State	(2006 Est.)	Subsidiary	Thrifts	Unions	Rank	%
Lancaster	PA	493,000	Fulton Bank	21	12	1	19.2%
Centre	PA	142,000	Fulton Bank	15	4	19	0.06%
Dauphin	PA	254,000	Fulton Bank	17	10	7	4.6%
Cumberland	PA	224,000	Fulton Bank	19	6	14	0.7%
York	PA	410,000	Fulton Bank	17	23	4	9.8%
Chester	PA	477,000	Fulton Bank	41	5	16	1.2%
Delaware	PA	556,000	Fulton Bank	39	15	41	0.1%

				No. of Financial		Deposit Market
				Institutions		Share (6/30/06)
		Population	Banking	Banks/	Credit
County	State	(2006 Est.)	Subsidiary	Thrifts	Unions	Rank	%
Montgomery	PA	781,000	Fulton Bank	44	28	37	0.2%
Berks	PA	398,000	Fulton Bank	21	13	9	3.1%
Bucks	PA	624,000	Fulton Bank	33	11	14	2.3%
			Lebanon Valley Farmers Bank			22	0.4%
Lebanon	PA	126,000	Lebanon Valley Farmers Bank	9	2	1	29.0%
Schuylkill	PA	147,000	Lebanon Valley Farmers Bank	18	6	9	3.5%
Snyder	PA	38,000	Swineford National Bank	8	—	1	30.0%

Union	PA	43,000	Swineford National Bank	7	1	5	5.0%
Northumberland	PA	92,000	Swineford National Bank	17	3	14	1.8%
			FNB Bank, N.A.			9	4.7%
Montour	PA	18,000	FNB Bank, N.A.	5	3	1	27.8%
Columbia	PA	65,000	FNB Bank, N.A.	7	—	6	4.6%
Lycoming	PA	118,000	FNB Bank, N.A.	11	10	16	0.6%
Northampton	PA	289,000	Lafayette Ambassador Bank	18	12	2	16.6%
Lehigh	PA	332,000	Lafayette Ambassador Bank	20	14	8	0.6%
Washington	MD	143,000	Hagerstown Trust	10	3	2	20.4%
Frederick	MD	225,000	The Columbia Bank	15	3	17	0.1%
Montgomery	MD	935,000	The Columbia Bank	34	20	30	0.3%
Howard	MD	272,000	The Columbia Bank	21	23	2	13.9%
Prince Georges	MD	855,000	The Columbia Bank	21	22	13	1.6%
Baltimore	MD	790,000	The Columbia Bank	44	16	25	0.9%
Baltimore City	MD	632,000	The Columbia Bank	39	21	24	0.3%
Cecil	MD	99,000	Peoples Bank of Elkton	7	3	5	10.0%
Sussex	DE	178,000	Delaware National Bank	17	4	7	1.1%
New Castle	DE	526,000	Delaware National Bank	30	24	29	0.1%
Camden	NJ	520,000	The Bank	22	9	15	1.1%
Gloucester	NJ	278,000	The Bank	22	4	2	13.1%
Salem	NJ	66,000	The Bank	8	4	1	31.8%
Atlantic	NJ	275,000	The Bank	17	6	17	0.7%
Warren	NJ	112,000	Skylands Community Bank	12	3	3	10.1%
Sussex	NJ	155,000	Skylands Community Bank	13	1	11	0.7%
Morris	NJ	495,000	Skylands Community Bank	40	14	16	1.3%
Hunterdon	NJ	132,000	Skylands Community Bank	17	3	15	0.7%
			Somerset Valley Bank			20	0.4%
Middlesex	NJ	797,000	Somerset Valley Bank	46	24	47	0.1%
Somerset	NJ	323,000	Somerset Valley Bank	26	10	8	3.9%
Mercer	NJ	371,000	First Washington State Bank	27	29	12	1.7%

				No. of Financial		Deposit Market
				Institutions		Share (6/30/06)
		Population	Banking	Banks/	Credit
County	State	(2006 Est.)	Subsidiary	Thrifts	Unions	Rank	%
Monmouth	NJ	643,000	First Washington State Bank	28	9	23	0.9%
Ocean	NJ	566,000	First Washington State Bank	23	5	16	1.0%
Chesapeake	VA	217,000	Resource Bank	15	6	11	1.7%
Fairfax	VA	1,018,000	Resource Bank	35	13	21	0.4%
Newport News	VA	183,000	Resource Bank	12	7	14	0.8%
Richmond City	VA	191,000	Resource Bank	15	18	15	0.2%
Virginia Beach	VA	441,000	Resource Bank	17	8	4	8.8%
Supervision and Regulation
The Corporation operates in an industry that is subject to various laws and regulations that are enforced by a number of Federal and state agencies. Changes in these laws and regulations, including interpretation and enforcement activities, could impact the cost of operating in the financial services industry, limit or expand permissible activities or affect competition among banks and other financial institutions. The Corporation cannot predict the changes in laws and regulations that might occur, however, it is likely that the current high level of enforcement and compliance-related activities of Federal and state authorities will continue or potentially increase.
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

Primary
Entity	Charter	Regulator(s)
Fulton Bank	PA	PA/FDIC
Lebanon Valley Farmers Bank	PA	PA/FRB
Swineford National Bank	National	OCC (1)
Lafayette Ambassador Bank	PA	PA/FRB
FNB Bank, N.A	National	OCC
Hagerstown Trust	MD	MD/FDIC
Delaware National Bank	National	OCC
The Bank	NJ	NJ/FDIC
Peoples Bank of Elkton	MD	MD/FDIC
Skylands Community Bank	NJ	NJ/FDIC
Resource Bank	VA	VA/FRB
First Washington State Bank	NJ	NJ/FDIC
Somerset Valley Bank	NJ	NJ/FDIC
The Columbia Bank	MD	MD/FDIC
Fulton Financial Advisors, N.A	National (2)	OCC
Fulton Financial (Parent Company)	N/A	FRB

(1)	Office of the Comptroller of the Currency.

(2)	Fulton Financial Advisors, N.A. is chartered as an uninsured national trust bank.

Federal statutes that apply to the Corporation and its subsidiaries include the GLB Act, the Bank Holding Company Act (BHCA), the Federal Reserve Act and the Federal Deposit Insurance Act. In general, these statutes establish the eligible business activities of the Corporation, certain acquisition and merger restrictions, limitations on inter-company transactions such as loans and dividends, and capital adequacy requirements, among other regulations.
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
Federal Deposit Insurance – Substantially all of the deposits of the Corporation’s subsidiary banks are insured up to the applicable limits by the Bank Insurance Fund of the FDIC, generally up to $100,000 per insured depositor and up to $250,000 for retirement accounts. The subsidiary banks pay deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund member institutions. The FDIC has established a risk-based assessment system under which institutions are classified and pay premiums according to their perceived risk to the federal deposit insurance funds. The FDIC is not required to charge deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels. During the past several years, the ratio has been above the minimum level and, accordingly, the Corporation has not been required to pay premiums. However, in 2006 legislation was passed reforming the bank deposit insurance system. The reform act allowed the FDIC to raise the minimum reserve ratio and allowed eligible insured institutions an initial one-time credit to be used against premiums due. As a result, beginning in 2007 the Corporation will be assessed insurance premiums, which may be partly offset by the one-time credit.
USA Patriot Act – Anti-terrorism legislation enacted under the USA Patriot Act of 2001 (Patriot Act) expanded the scope of anti-money laundering laws and regulations and imposed significant new compliance obligations for financial institutions, including the

Corporation’s subsidiary banks. These regulations include obligations to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.
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
Item 1A. Risk Factors
An investment in the Corporation’s common stock involves certain risks, including, among others, the risks described below. In addition to the other information contained in this report, you should carefully consider the following risk factors.
Changes in interest rates may have an adverse effect on the Corporation’s profitability.
The Corporation is affected by fiscal and monetary policies of the federal government, including those of the Federal Reserve Board (FRB), which regulates the national money supply in order to manage recessionary and inflationary pressures. Among the techniques available to the FRB are engaging in open market transactions of U.S. Government securities, changing the discount rate and changing reserve requirements against bank deposits. The use of these techniques may also affect interest rates charged on loans and paid on deposits.
Net interest income is the most significant component of the Corporation’s net income, accounting for approximately 78% of total revenues in 2006. The narrowing of interest rate spreads, the difference between interest rates earned on loans and investments and interest rates paid on deposits and borrowings, could adversely affect the Corporation’s net income and financial condition. Based on the current interest rate environment and the price sensitivity of customers, loan demand could continue to outpace the growth of core demand and savings accounts, resulting in compression of net interest margin. Furthermore, the U. S. Treasury yield curve, which is a plot of the yields on treasury securities over various maturity terms was relatively flat, and at times, downward sloping, with minimal differences between long and short-term rates during 2006, resulting in a negative impact to the Corporation’s net interest income and net interest margin. Finally, regional and local economic conditions as well as fiscal and monetary policies of the federal government, including those of the FRB, may affect prevailing interest rates. The Corporation cannot predict or control changes in interest rates.

Changes in economic conditions and the composition of the Corporation’s loan portfolio could lead to higher loan charge-offs or an increase in the Corporation’s provision for loan losses and may reduce the Corporation’s net income.
Changes in national and regional economic conditions could impact the loan portfolios of the Corporation’s subsidiary banks. For example, an increase in unemployment, a decrease in real estate values or increases in interest rates, as well as other factors, could weaken the economies of the communities the Corporation serves. Weakness in the market areas served by the Corporation’s subsidiary banks could depress its earnings and consequently its financial condition because:
•	customers may not want or need the Corporation’s products or services;

•	borrowers may not be able to repay their loans;

•	the value of the collateral securing the Corporation’s loans to borrowers may decline; and

•	the quality of the Corporation’s loan portfolio may decline.
Any of the latter three scenarios could require the Corporation to charge-off a higher percentage of its loans and/or increase its provision for loan losses, which would reduce its net income.
In addition, the amount of the Corporation’s provision for loan losses and the percentage of loans it is required to charge-off may be impacted by the overall risk composition of the loan portfolio. In recent years, the amount of the Corporation’s commercial loans (including agricultural loans) and commercial mortgages has increased, comprising a greater percentage of its overall loan portfolio. These loans are inherently more risky than certain other types of loans, such as residential mortgage loans. While the Corporation believes that its allowance for loan losses as of December 31, 2006 is sufficient to cover losses inherent in the loan portfolio on that date, the Corporation may be required to increase its loan loss provision or charge-off a higher percentage of loans due to changes in the risk characteristics of the loan portfolio, thereby reducing its net income. To the extent any of the Corporation’s subsidiary banks rely more heavily on loans secured by real estate, a decrease in real estate values could cause higher loan losses and require higher loan loss provisions.
Fluctuations in the value of the Corporation’s equity portfolio, or assets under management by the Corporation’s investment management and trust services, could have an impact on the Corporation’s results of operations.
At December 31, 2006, the Corporation’s investments consisted of $72.3 million of FHLB and other government agency stock, $72.3 million of stocks of other financial institutions and $13.5 million of mutual funds. The Corporation’s equity portfolio consists primarily of common stocks of publicly traded financial institutions. The Corporation realized net gains on sales of financial institutions stocks of $7.0 million in 2006, $5.8 million in 2005 and $14.8 million in 2004. The value of the securities in the Corporation’s equity portfolio may be affected by a number of factors, including factors that impact the performance of the U.S. securities market in general and, due to the concentration in stocks of financial institutions in the Corporation’s equity portfolio, specific risks associated with that sector. If the value of one or more equity securities in the portfolio were to decline significantly, the unrealized gains in the portfolio could be reduced or lost in their entirety. In addition to the Corporation’s equity portfolio, the Corporation’s investment management and trust services income could be impacted by fluctuations in the securities market. A portion of the Corporation’s trust revenue is based on the value of the underlying investment portfolios. If the values of those investment portfolios decrease, whether due to factors influencing U.S. securities markets in general, or otherwise, the Corporation’s revenue could be negatively impacted. In addition, the Corporation’s ability to sell its brokerage services is dependent, in part, upon consumers’ level of confidence in the outlook for rising securities prices.
If the Corporation is unable to acquire additional banks on favorable terms or if it fails to successfully integrate or improve the operations of acquired banks, the Corporation may be unable to execute its growth strategies.
The Corporation has historically supplemented its internal growth with strategic acquisitions of banks, branches and other financial services companies. There can be no assurance that the Corporation will be able to complete future acquisitions on favorable terms or that it will be able to assimilate acquired institutions successfully. In addition, the Corporation may not be able to achieve anticipated cost savings or operating results associated with acquisitions. Acquired institutions also may have unknown or contingent liabilities or deficiencies in internal controls that could result in material liabilities or negatively impact the Corporation’s ability to complete the internal control procedures required under federal securities laws, rules and regulations or by certain laws, rules and regulations applicable to the banking industry.

If the goodwill that the Corporation has recorded in connection with its acquisitions becomes impaired, it could have a negative impact on the Corporation’s profitability.
Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2006, the Corporation had approximately $626.0 million of goodwill on its balance sheet. Companies must evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. Based on tests of goodwill impairment conducted to date, the Corporation has concluded that there has been no impairment, and no write-downs have been recorded. However, there can be no assurance that the future evaluations of goodwill will not result in findings of impairment and write-downs.
The competition the Corporation faces is increasing and may reduce the Corporation’s customer base and negatively impact the Corporation’s results of operations.
There is significant competition among commercial banks in the market areas served by the Corporation’s subsidiary banks. In addition, as a result of the deregulation of the financial industry, the Corporation’s subsidiary banks also compete with other providers of financial services such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, commercial finance and leasing companies, the mutual funds industry, full service brokerage firms and discount brokerage firms, some of which are subject to less extensive regulations than the Corporation is with respect to the products and services they provide. Some of the Corporation’s competitors, including certain super-regional and national bank holding companies that have made acquisitions in its market area, have greater resources than the Corporation has, and as such, may have higher lending limits and may offer other services not offered by the Corporation.
The Corporation also experiences competition from a variety of institutions outside its market areas. Some of these institutions conduct business primarily over the internet and may thus be able to realize certain cost savings and offer products and services at more favorable rates and with greater convenience to the customer.
Competition may adversely affect the rates the Corporation pays on deposits and charges on loans, thereby potentially adversely affecting the Corporation’s profitability. The Corporation’s profitability depends upon its continued ability to successfully compete in the market areas it serves while achieving its objectives.
The supervision and regulation to which the Corporation is subject can be a competitive disadvantage.
The Corporation is a registered financial holding company, and its subsidiary banks are depository institutions whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC). As a result, the Corporation and its subsidiaries are subject to regulations and examinations by various regulatory authorities. In general, statutes establish the eligible business activities for the Corporation, certain acquisition and merger restrictions, limitations on inter-company transactions such as loans and dividends, capital adequacy requirements, requirements for anti-money laundering programs and other compliance matters, among other regulations. The Corporation is extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole. Compliance with these statutes and regulations is important to the Corporation’s ability to engage in new activities and to consummate additional acquisitions. In addition, the Corporation is subject to changes in federal and state tax laws as well as changes in banking and credit regulations, accounting principles and governmental economic and monetary policies. The Corporation cannot predict whether any of these changes may adversely and materially affect it. Federal and state banking regulators also possess broad powers to take supervisory actions, as they deem appropriate. These supervisory actions may result in higher capital requirements, higher insurance premiums and limitations on the Corporation’s activities that could have a material adverse effect on its business and profitability. While these statutes are generally designed to minimize potential loss to depositors and the FDIC insurance funds, they do not eliminate risk, and compliance with such statutes increases the Corporation’s expense, requires management’s attention and can be a disadvantage from a competitive standpoint with respect to non-regulated competitors.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table summarizes the Corporation’s branch properties, by subsidiary bank as of December 31, 2006. Remote service facilities (mainly stand-alone automated teller machines) are excluded.

			Total
Bank	Owned	Leased	Branches
Fulton Bank	56	27	83
Lebanon Valley Farmers Bank	11	1	12
Swineford National Bank	5	2	7
Lafayette Ambassador Bank	14	10	24
FNB Bank, N.A	6	2	8
Hagerstown Trust	9	3	12
Delaware National Bank	11	1	12
The Bank	25	6	31
The Peoples Bank of Elkton	2	—	2
Skylands Community Bank	5	7	12
Resource Bank	2	5	7
Somerset Valley Bank	—	13	13
First Washington State Bank	7	9	16
The Columbia Bank	4	21	25

Total	157	107	264

The following table summarizes the Corporation’s other significant properties (administrative headquarters locations generally include a branch; these are also reflected in the preceding table):

Owned/
Bank	Property	Location	Leased
Fulton Financial Corp.	Operations Center	East Petersburg, PA	Owned
Fulton Bank/Fulton Financial Corp.	Admin. Headquarters	Lancaster, PA	(1)
Fulton Bank	Operations Center	Mantua, NJ	Owned
Fulton Bank, Drovers Division	Admin. Headquarters	York, PA	Leased (2)
Fulton Bank, Great Valley Division	Admin. Headquarters	Reading, PA	Leased (5)
Fulton Bank, Premier Division	Admin. Headquarters	Doylestown, PA	Owned
Lebanon Valley Farmers Bank	Admin. Headquarters	Lebanon, PA	Owned
Swineford National Bank	Admin. Headquarters	Hummels Wharf, PA	Owned
Lafayette Ambassador Bank	Admin. Headquarters	Easton, PA	Owned
Lafayette Ambassador Bank	Operations Center	Bethlehem, PA	Owned
Lafayette Ambassador Bank	Corp Service Center	Bethlehem, PA	Leased (6)
FNB Bank, N.A	Admin. Headquarters	Danville, PA	Owned
Hagerstown Trust	Admin. Headquarters	Hagerstown, MD	Owned
Delaware National Bank	Admin. Headquarters	Georgetown, DE	Leased (3)
The Bank	Admin. Headquarters	Woodbury, NJ	Owned
Peoples Bank of Elkton	Admin. Headquarters	Elkton, MD	Owned
Skylands Community Bank	Admin. Headquarters	Hackettstown, NJ	Leased (4)
Resource Bank	Admin. Headquarters	Herndon, VA	Owned
Somerset Valley Bank	Admin. Headquarters	Somerville, PA	Owned
First Washington State Bank	Admin. Headquarters	Windsor, NJ	Owned
The Columbia Bank	Admin. Headquarters	Columbia, MD	Leased (7)

(1)	Includes approximately 100,000 square feet which is owned by an independent third party who financed the construction through a loan from Fulton Bank. The Corporation is leasing this space from the third party in an arrangement accounted for as a capital lease. The lease term expires in 2027. The remainder of the Administrative Headquarters location is owned by the Corporation.

(2)	Lease expires in 2013.

(3)	Lease expires in 2011.

(4)	Lease expires in 2009.

(5)	Lease expires in 2016.

(6)	Lease expires in 2017.

(7)	Lease expires in 2013.
Item 3. Legal Proceedings
There are no legal proceedings pending against Fulton Financial Corporation or any of its subsidiaries which are expected to have a material impact upon the financial position and/or the operating results of the Corporation.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders of Fulton Financial Corporation during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
As of December 31, 2006, the Corporation had 173.6 million shares of $2.50 par value common stock outstanding held by 51,000 holders of record. The common stock of the Corporation is traded on The NASDAQ Stock Market under the symbol FULT.
The following table presents the quarterly high and low prices of the Corporation’s common stock and per-share cash dividends declared for each of the quarterly periods in 2006 and 2005. Per-share amounts have been retroactively adjusted to reflect the effect of stock dividends and splits.

	Price Range		Per-Share
	High	Low	Dividend
2006
First Quarter	$17.35	$16.07	$0.138
Second Quarter	16.47	15.36	0.1475
Third Quarter	16.99	15.55	0.1475
Fourth Quarter	16.88	15.65	0.1475

2005
First Quarter	$17.92	$16.00	$0.126
Second Quarter	17.14	15.68	0.138
Third Quarter	18.00	15.43	0.138
Fourth Quarter	16.90	14.87	0.138
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about options outstanding under the Corporation’s 1996 Incentive Stock Option Plan and 2004 Stock Option and Compensation Plan as of December 31, 2006:

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	first column)
Equity compensation plans approved by security holders	7,996,776	$12.65	14,864,642

Equity compensation plans not approved by security holders	—	—	—

Total	7,996,776	$12.65	14,864,642

Performance Graph
The graph below shows cumulative investment returns to shareholders based on the assumptions that (A) an investment of $100.00 was made on December 31, 2001, in each of the following: (i) Fulton Financial Corporation common stock; (ii) the stock of all U. S. companies traded on The NASDAQ Stock Market and (iii) common stock of the performance peer group approved by the Board of Directors on September 21, 2004 consisting of bank and financial holding companies located throughout the United States with assets between $6-20 billion which were not a party to a merger agreement as of the end of the period and (B) all dividends were reinvested in such securities over the past five years. The graph is not indicative of future price performance.
The graph below is furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

	Period Ending December 31
Index	2001	2002	2003	2004	2005	2006

Fulton Financial Corporation	$100.00	$104.42	$140.24	$161.58	$157.56	$162.67
NASDAQ Composite	$100.00	$68.76	$103.67	$113.16	$115.57	$127.58
Fulton Financial Peer Group	$100.00	$100.53	$130.70	$151.98	$151.50	$165.31
Issuer Purchases of Equity Securities

			Total number of
			shares purchased	Maximum number of
	Total		as part of a	shares that may yet
	number of	Average price	publicly	be
	shares	paid per	announced plan	purchased under the
Period	purchased	share	or program	plan or program
(10/01/06 - 10/31/06)	—	—	—	1,043,490
(11/01/06 - 11/30/06)	—	—	—	1,043,490
(12/01/06 - 12/31/06)	5,000	$15.99	5,000	1,038,490
On March 21, 2006 a stock repurchase plan was approved by the Board of Directors to repurchase up to 2.1 million shares through December 31, 2006. On December 19, 2006 the Board of Directors extended the stock repurchase plan through June 30, 2007. As of December 31, 2006, 1.1 million shares were repurchased under this plan. No stock repurchases were made outside the plans and all were made under the guidelines of Rule 10b-18 and in compliance with Regulation M.

Item 6. Selected Financial Data
5-YEAR CONSOLIDATED SUMMARY OF FINANCIAL RESULTS
(dollars in thousands, except per-share data and ratios)

	For the Year
	2006	2005	2004	2003	2002
SUMMARY OF INCOME
Interest income	$864,507	$625,768	$493,643	$435,531	$469,288
Interest expense	378,944	213,220	135,994	131,094	158,219

Net interest income	485,563	412,548	357,649	301,437	311,069
Provision for loan losses	3,498	3,120	4,717	9,705	11,900
Other income	149,875	144,298	138,864	134,370	114,012
Other expenses	365,991	316,291	277,515	233,651	226,046

Income before income taxes	265,949	237,435	214,281	195,451	187,135
Income taxes	80,422	71,361	64,673	59,084	56,181

Net income	$185,527	$166,074	$149,608	$136,367	$130,954

PER-SHARE DATA (1)
Net income (basic)	$1.07	$1.01	$0.95	$0.93	$0.88
Net income (diluted)	1.06	1.00	0.94	0.92	0.88
Cash dividends	0.581	0.540	0.493	0.452	0.405
RATIOS
Return on average assets	1.30%	1.41%	1.45%	1.55%	1.66%
Return on average equity	12.84	13.24	13.98	15.23	15.61
Return on average tangible equity (2)	23.87	20.28	18.58	17.33	17.25
Net interest margin	3.82	3.93	3.83	4.35	4.27
Efficiency ratio	56.00	55.50	56.90	54.00	53.10
Average equity to average assets	10.10	10.60	10.30	10.20	10.60
Dividend payout ratio	54.80	54.00	52.50	49.20	46.00

PERIOD-END BALANCES
Total assets	$14,918,964	$12,401,555	$11,160,148	$9,768,669	$8,388,915
Investment securities	2,878,238	2,562,145	2,449,859	2,927,150	2,407,344
Loans, net of unearned income	10,374,323	8,424,728	7,533,915	6,140,200	5,295,459
Deposits	10,232,469	8,804,839	7,895,524	6,751,783	6,245,528
Federal Home Loan Bank advances and long-term debt	1,304,148	860,345	684,236	568,730	535,555
Shareholders’ equity	1,516,310	1,282,971	1,244,087	948,317	864,879

AVERAGE BALANCES
Total assets	$14,297,681	$11,781,618	$10,347,290	$8,805,807	$7,903,920
Investment securities	2,869,862	2,498,671	2,562,165	2,569,421	1,949,635
Loans, net of unearned income	9,892,082	7,981,604	6,857,386	5,564,806	5,381,950
Deposits	9,955,247	8,364,435	7,285,134	6,505,371	6,052,667
Federal Home Loan Bank advances and long-term debt	1,069,868	839,827	640,176	568,959	478,937
Shareholders’ equity	1,444,793	1,254,476	1,069,904	895,616	839,111

(1)	Adjusted for stock dividends and stock splits.

(2)	Net income, as adjusted for intangible amortization (net of tax), divided by average shareholders’ equity, net of goodwill and intangible assets.
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
FORWARD-LOOKING STATEMENTS

The Corporation has made, and may continue to make, certain forward-looking statements with respect to acquisition and growth strategies, market risk, the effect of competition and interest rates on net interest margin and net interest income, investment strategy and income growth, investment securities gains, other-than-temporary impairment of investment securities, deposit and loan growth, asset quality, balances of risk-sensitive assets to risk-sensitive liabilities, employee benefits and other expenses, amortization of intangible assets, goodwill impairment, capital and liquidity strategies and other financial and business matters for future periods. The Corporation cautions that these forward-looking statements are subject to various assumptions, risks and uncertainties. Because of the possibility that the underlying assumptions may change, actual results could differ materially from these forward-looking statements.
OVERVIEW
As a financial institution with a focus on traditional banking activities, the Corporation generates the majority of its revenue through net interest income, or the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and/or maintaining or increasing the net interest margin, which is net interest income (fully taxable-equivalent) as a percentage of average interest-earning assets. The Corporation also generates revenue through fees earned on the various services and products offered to its customers and through sales of assets, such as loans, investments, or properties. Offsetting these revenue sources are provisions for credit losses on loans, operating expenses and income taxes.
The Corporation’s net income for 2006 increased $19.5 million, or 11.7%, from $166.1 million in 2005 to $185.5 million in 2006. Diluted net income per share increased $0.06, or 6.0%, from $1.00 per share in 2005 to $1.06 per share in 2006. In 2006, the Corporation realized a return on average assets of 1.30% and a return on average tangible equity of 23.87%, compared to 1.41% and 20.28%, respectively, in 2005. Net income for 2005 increased $16.5 million, or 11.0%, from $149.6 million in 2004. Diluted net income per share for 2005 increased $0.06, or 6.4%, from $0.94 per share in 2004.
The 2006 increase in net income was driven by a $72.6 million, or 17.7%, increase in net interest income after the provision for loan losses, primarily due to external growth through acquisitions, which contributed $60.4 million to the increase. Also contributing to the increase was a $4.8 million, or 3.5%, increase in other income (excluding securities gains), primarily as a result of acquisitions. These items were offset by a $49.7 million, or 15.7%, increase in other expenses, also primarily due to acquisitions, and a $9.1 million increase in income tax expense.
In 2006, the Corporation experienced a decline in net interest margin of 11 basis points. Significant increases in loans and investments, due to both external and internal growth, were funded by higher cost certificates of deposits and short-term borrowings, as opposed to lower cost core demand and savings accounts. If loan demand continues to outpace the growth of core demand and savings accounts based upon the continuation of the current interest rate environment and price sensitivity of customers, then further compression of the net interest margin may occur.
The following summarizes some of the more significant factors that influenced the Corporation’s 2006 results.
Interest Rates – Changes in the interest rate environment can impact both the Corporation’s net interest income and its non-interest income. The term “interest rate environment” generally refers to both the level of interest rates and the shape of the U. S. Treasury yield curve, which is a plot of the yields on treasury securities over various maturity terms. Typically, the shape of the yield curve is upward sloping, with longer-term rates exceeding short-term rates. However, during 2006, the yield curve was relatively flat, and at times, downward sloping, with minimal differences between long and short-term rates, resulting in a negative impact to the Corporation’s net interest income and net interest margin.
Floating rate loans, short-term borrowings and savings and time deposit rates are generally influenced by short-term rates. During 2006, the FRB raised the Federal funds rate four times, for a total increase of 100 basis points since December 31, 2005, with the overnight borrowing, or Federal funds, rate ending the year at 5.25%. The Corporation’s prime lending rate had a corresponding increase, from 7.25% to 8.25%, resulting in an increase in the rates on floating rate loans as well as the rates on new fixed-rate loans. More significantly, the increase in short-term rates also resulted in increased funding costs, with short-term borrowings immediately repricing to higher rates and deposit rates, although more discretionary, increasing due to competitive pressures. Additionally, as rates increased, customers shifted funds from lower rate core demand and savings accounts to fixed rate certificates of deposit in order to lock into higher rates. As a result, the net interest margin was negatively impacted when compared to the prior year, as shown in the following table:

	2006	2005
1st Quarter	3.88%	3.96%
2nd Quarter	3.90	3.92
3rd Quarter	3.85	3.91
4th Quarter	3.68	3.92
Year to Date	3.82	3.93
With respect to longer-term rates, the 10-year treasury yield, which is a common benchmark for evaluating residential mortgage rates, increased to 4.71% at December 31, 2006 as compared to 4.39% at December 31, 2005. Higher mortgage rates resulted in slower refinance activity and origination volumes and, therefore, lower net gains for the Corporation on fixed rate residential mortgages, which are generally sold in the secondary market. While absolute longer-term rates increased, the 32 basis point increase in the 10-year treasury yield was significantly less than the 100 basis point increase in short-term rates, resulting in a flattened and, at times, downward sloping, yield curve during 2006. If rates continue to rise and the yield curve steepens, residential mortgage volume could decrease even further, resulting in a greater negative impact on non-interest income, as gains on sales would decline. The “Market Risk” section of Management’s Discussion summarizes the expected impact of rate changes on net interest income.
Acquisitions – In February 2006, the Corporation acquired Columbia Bancorp (Columbia) of Columbia, Maryland. Columbia was a $1.3 billion bank holding company whose primary subsidiary was The Columbia Bank, which operates 20 full-service community banking offices and five retirement community offices in Frederick, Howard, Montgomery, Prince George’s and Baltimore Counties and Baltimore city. In July 2005, the Corporation acquired SVB Financial Services, Inc. (SVB) of Somerville, New Jersey, a $530 million bank holding company whose primary subsidiary was Somerset Valley Bank. Period-to-period comparisons in the “Results of Operations” section of Management’s Discussion are impacted by these acquisitions when 2006 results are compared to 2005. Results for 2005 in comparison to 2004 were impacted by the acquisition of SVB, Resource Bancshares Corporation (Resource) in April 2004 and First Washington FinancialCorp (First Washington) in December 2004. The discussion and tables within the “Results of Operations” section of Management’s Discussion highlight the contributions of these acquisitions in addition to internal changes.
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
Deposits and Borrowings – The Corporation’s interest-bearing liabilities increased from 2005 to 2006 in order to fund acquisitions and loan growth.
During 2006, the Corporation experienced a shift from lower cost interest-bearing demand and savings deposit accounts (36.9% of total interest-bearing liabilities in 2006, compared to 40.9% in 2005) to higher cost certificates of deposit and short-term borrowings (53.2% in 2006, compared to 49.5% in 2005). The shift to higher cost liabilities has contributed to the decline in net interest margin. Obtaining cost-effective funding will continue to be a challenge for the Corporation and the financial institutions industry in general.

Asset Quality – Asset quality refers to the underlying credit characteristics of borrowers and the likelihood that defaults on contractual loan payments will result in charge-offs of account balances. Asset quality is generally a function of economic conditions, but can be managed through conservative underwriting and sound collection policies and procedures.
The Corporation has been able to maintain strong asset quality through different economic cycles, attributable to its credit culture and underwriting policies. This trend continued in 2006 with net charge-offs to average loans decreasing from 0.04% in 2005 to 0.02% in 2006. Non-performing assets to total assets slightly increased to 0.39% at December 31, 2006, from 0.38% at December 31, 2005; however, this level is still relatively low in absolute terms. While overall asset quality has remained strong, deterioration in quality of one or several significant accounts could have a detrimental impact on the ability of some to pay according to the terms of their loans. In addition, rising interest rates could increase the total payments of borrowers and could have a negative impact on their ability to pay according to the terms of their loans. Finally, decreases in the values of underlying collateral as a result of market or economic conditions could negatively affect asset quality.
Equity Markets – As disclosed in the “Market Risk” section of Management’s Discussion, equity valuations can have an impact on the Corporation’s financial performance. In particular, bank stocks account for a significant portion of the Corporation’s equity investment portfolio. Historically, gains on sales of these equities have been a recurring component of the Corporation’s earnings. Declines in bank stock portfolio values could have a detrimental impact on the Corporation’s ability to recognize gains in the future.

RESULTS OF OPERATIONS
Net Interest Income
Net interest income is the most significant component of the Corporation’s net income. The ability to manage net interest income over changing interest rate and economic environments is important to the success of a financial institution. Growth in net interest income is generally dependent upon balance sheet growth and/or maintaining or increasing the net interest margin. The “Market Risk” section of Management’s Discussion provides additional information on the policies and procedures used by the Corporation to manage net interest income. The following table provides a comparative average balance sheet and net interest income analysis for 2006 compared to 2005 and 2004. Interest income and yields are presented on a fully taxable-equivalent (FTE) basis, using a 35% Federal tax rate. The discussion following this table is based on these tax-equivalent amounts.

	Year Ended December 31
(dollars in thousands)	2006			2005			2004
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans and leases (1)	$9,892,082	$731,057	7.39%	$7,981,604	$520,565	6.52%	$6,857,386	$398,190	5.82%
Taxable inv. securities (2)	2,268,209	97,652	4.31	1,996,240	74,921	3.75	2,162,695	76,792	3.54
Tax-exempt inv. securities (2)	447,000	21,770	4.87	368,845	17,971	4.87	264,578	14,353	5.43
Equity securities (2)	154,653	7,341	4.75	133,586	5,562	4.16	134,892	4,974	3.92

Total investment securities	2,869,862	126,763	4.42	2,498,671	98,454	3.94	2,562,165	96,119	3.76
Loans held for sale	215,255	15,564	7.23	241,996	14,940	6.17	135,758	8,407	6.19
Other interest-earning assets	53,211	2,530	4.73	48,357	1,586	3.27	6,067	103	1.70

Total interest-earning assets	13,030,410	875,914	6.73	10,770,628	635,545	5.90	9,561,376	502,819	5.26
Noninterest-earning assets:
Cash and due from banks	335,935			346,535			316,170
Premises and equipment	185,084			158,526			128,902
Other assets (2)	852,186			598,709			425,825
Less: Allowance for loan losses	(105,934)			(92,780)			(84,983)

Total Assets	$14,297,681			$11,781,618			$10,347,290

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$1,673,407	$25,112	1.50%	$1,547,766	$15,370	0.99%	$1,364,953	$7,201	0.53%
Savings deposits	2,340,402	51,394	2.19	2,055,503	27,116	1.32	1,846,503	11,928	0.65
Time deposits	4,134,190	170,435	4.12	3,171,901	98,288	3.10	2,693,414	70,650	2.62

Total interest-bearing deposits	8,147,999	246,941	3.03	6,775,170	140,774	2.08	5,904,870	89,779	1.52
Short-term borrowings	1,653,974	78,043	4.67	1,186,464	34,414	2.87	1,238,073	15,182	1.23
Long-term debt	1,069,868	53,960	5.04	839,827	38,031	4.53	640,176	31,033	4.85

Total interest-bearing liabilities	10,871,841	378,944	3.48	8,801,461	213,219	2.42	7,783,119	135,994	1.75
Noninterest-bearing liabilities:
Demand deposits	1,807,248			1,589,265			1,380,264
Other	173,799			136,416			114,003

Total Liabilities	12,852,888			10,527,142			9,277,386
Shareholders’ equity	1,444,793			1,254,476			1,069,904

Total Liabs. and Equity	$14,297,681			$11,781,618			$10,347,290

Net interest income/net interest margin (FTE)		496,970	3.82%		422,326	3.93%		366,825	3.83%

Tax equivalent adjustment		(11,407)			(9,778)			(9,176)

Net interest income		$485,563			$412,548			$357,649

(1)	Includes non-performing loans.

(2)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table sets forth a summary of changes in FTE interest income and expense resulting from changes in average balances (volumes) and changes in rates:

	2006 vs. 2005			2005 vs. 2004
	Increase (decrease) due			Increase (decrease) due
	to change in			to change in
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans and leases	$135,262	$75,230	$210,492	$69,877	$52,457	$122,334
Taxable investment securities	10,929	11,802	22,731	(6,194)	4,638	(1,556)
Tax-exempt investment securities	3,805	(6)	3,799	5,192	(1,700)	3,492
Equity securities	942	837	1,779	(51)	326	275
Loans held for sale	(1,762)	2,386	624	6,532	1	6,533
Short-term investments	173	771	944	1,305	178	1,483

Total interest-earning assets	$149,349	$91,020	$240,369	$76,661	$55,900	$132,561

Interest expense on:
Demand deposits	$1,335	$8,407	$9,742	$1,076	$7,093	$8,169
Savings deposits	4,229	20,049	24,278	1,488	13,700	15,188
Time deposits	34,536	37,611	72,147	13,676	13,962	27,638
Short-term borrowings	16,848	26,781	43,629	(645)	19,877	19,232
Long-term debt	11,254	4,675	15,929	9,152	(2,154)	6,998

Total interest-bearing liabilities	$68,202	$97,523	$165,725	$24,747	$52,478	$77,225

Note: Changes which are partly attributable to rate and volume are allocated based on the proportion of the direct changes attributable to rate and volume.
2006 vs. 2005
Net interest income (FTE) increased $74.6 million, or 17.7%, from $422.3 million in 2005 to $497.0 million in 2006, primarily as a result of increases in average balances of interest-earning assets and partially as a result of increases in rates.
Average interest-earning assets grew 21.0%, from $10.8 billion in 2005 to $13.0 billion in 2006, with acquisitions contributing approximately $1.4 billion to this increase. Interest income increased $240.4 million, or 37.8%, primarily as a result of the increase in average interest-earning assets, which contributed $149.3 million of the increase, with the remaining growth in interest income due to the 83 basis point, or 14.1%, increase in average rates on interest-earning assets.

The increase in average interest-earning assets was primarily due to loan growth, and partially due to investment growth. Average loans increased by $1.9 billion, or 23.9%, to $9.9 billion in 2006. The following table presents the growth in average loans, by type:

			Increase
	2006	2005	$	%
	(dollars in thousands)
Commercial — industrial and financial	$2,478,893	$2,022,615	$456,278	22.6%
Commercial — agricultural	335,596	324,637	10,959	3.4
Real estate — commercial mortgage	3,073,830	2,621,730	452,100	17.2
Real estate — residential mortgage and home equity	2,058,034	1,710,736	347,298	20.3
Real estate — construction	1,345,191	732,847	612,344	83.6
Consumer	522,761	501,926	20,835	4.2
Leasing and other	77,777	67,113	10,664	15.9

Total	$9,892,082	$7,981,604	$1,910,478	23.9%

Acquisitions contributed approximately $1.2 billion to the increase in average balances. The following table presents the average balance impact of acquisitions, by type:

	2006	2005	Increase
	(in thousands)
Commercial — industrial and financial	$337,062	$32,576	$304,486
Real estate — commercial mortgage	261,493	73,743	187,750
Real estate — residential mortgage and home equity	263,370	28,509	234,861
Real estate — construction	435,092	17,700	417,392
Consumer	4,992	864	4,128
Leasing and other	3,725	119	3,606

Total	$1,305,734	$153,511	$1,152,223

The following table presents the growth in average loans, by type, excluding the average balances contributed by acquisitions:

			Increase
	2006	2005	$	%
	(dollars in thousands)
Commercial — industrial and financial	$2,141,831	$1,990,039	$151,792	7.6%
Commercial — agricultural	335,596	324,637	10,959	3.4
Real estate — commercial mortgage	2,812,337	2,547,987	264,350	10.4
Real estate — residential mortgage and home equity	1,794,664	1,682,227	112,437	6.7
Real estate — construction	910,099	715,147	194,952	27.3
Consumer	517,769	501,062	16,707	3.3
Leasing and other	74,052	66,994	7,058	10.5

Total	$8,586,348	$7,828,093	$758,255	9.7%

Excluding the impact of acquisitions, loan growth continued to be strong in the commercial mortgage and construction categories, which together increased $459.3 million, or 14.1%, over 2005. Commercial and agricultural loans grew $162.8 million, or 7.0%, in comparison to 2005. Residential mortgage and home equity loans increased $112.4 million, or 6.7%, in comparison to 2005 due to promotional efforts and customers using home equity loans as a cost-effective refinance alternative.

The average yield on loans during 2006 of 7.39% represented an 87 basis point, or 13.3%, increase in comparison to 2005. This increase reflected the impact of a significant portfolio of floating rate loans, which repriced as interest rates rose, as they did in 2006, and the addition of higher yielding new loans.
Average investments increased $371.2 million, or 14.9%, in comparison to 2005. Excluding the impact of acquisitions, the investment balances increased $86.0 million, or 3.5%. During the second half of 2006, the Corporation pre-purchased approximately $250.0 million of investment securities, based on expected cash inflows from maturities of investments over the subsequent six-month period. These were funded by a combination of short and longer-term borrowings, a portion of which have been repaid with maturities of investments, while the remaining portion will be repaid during 2007.
The average yield on investment securities improved 48 basis points to 4.42% in 2006 from 3.94% in 2005. The increase was due to the maturity of lower yielding investments, with reinvestment at higher rates. Also contributing to the increase was a reduction in premium amortization, which is accounted for as a reduction of interest income, from $6.9 million in 2005 to $4.8 million in 2006, due to both a reduction in premiums on purchases of mortgage-backed securities in 2006 and due to decreased prepayments on mortgage-backed securities as interest rates rose.
The increase in interest income (FTE) was offset by an increase in interest expense of $165.7 million, or 77.7%, to $378.9 million in 2006 from $213.2 million in 2005. The increase in interest expense was primarily due to a 106 basis point, or 43.8%, increase in the cost of total interest-bearing liabilities in 2006 in comparison to 2005. The remaining increase in interest expense was due to a $2.1 billion, or 23.5%, increase in total interest-bearing liabilities, partially due to acquisitions and partially due to internal growth.
The increase in interest expense was primarily due to the increase in interest rates, and partially due to the increase in interest-bearing deposits. The following table presents average deposits, by type:

			Increase
	2006	2005	$	%
	(dollars in thousands)
Noninterest-bearing demand	$1,807,248	$1,589,265	$217,983	13.7%
Interest-bearing demand	1,673,407	1,547,766	125,641	8.1
Savings/money market	2,340,402	2,055,503	284,899	13.9
Time deposits	4,134,190	3,171,901	962,289	30.3

Total	$9,955,247	$8,364,435	$1,590,812	19.0%

Acquisitions accounted for approximately $1.1 billion of the increase in average balances. The following table presents the average balance impact of acquisitions, by type:

	2006	2005	Increase
	(in thousands)
Noninterest-bearing demand	$289,332	$33,042	$256,290
Interest-bearing demand	160,938	53,461	107,477
Savings/money market	277,736	76,251	201,485
Time deposits	628,881	74,907	553,974

Total	$1,356,887	$237,661	$1,119,226

The following table presents the growth in average deposits, by type, excluding the contribution of acquisitions:

			Increase (decrease)
	2006	2005	$	%
	(dollars in thousands)
Noninterest-bearing demand	$1,517,916	$1,556,223	$(38,307)	(2.5)%
Interest-bearing demand	1,512,469	1,494,305	18,164	1.2
Savings/money market	2,062,666	1,979,252	83,414	4.2
Time deposits	3,505,309	3,096,994	408,315	13.2

Total	$8,598,360	$8,126,774	$471,586	5.8%

Excluding the impact of acquisitions, the Corporation experienced significant growth in certificates of deposit as a result of the FRB’s rate increases over the past year, making them an attractive investment alternative for customers. The change in the composition of deposits contributed to the 95 basis point, or 45.7%, increase in the average cost of interest-bearing deposits in comparison to 2005.
Average borrowings increased $697.6 million, or 34.4%, during 2006. Excluding the impact of acquisitions, average short-term borrowings increased $242.9 million, or 20.5%, to $1.4 billion. The increase in short-term borrowings was mainly due to an increase in Federal funds purchased to fund loan growth, offset slightly by lower borrowings outstanding under customer repurchase agreements. Average long-term debt increased $230.0 million, or 27.4%, to $1.1 billion, with acquisitions contributing $29.3 million. The additional increase in long-term debt was primarily due to the issuance of $154.6 million of junior subordinated deferrable interest debentures in January 2006, the impact of $100.0 million of subordinated debt issued and outstanding since March 2005 and additional Federal Home Loan Bank (FHLB) advances.
2005 vs. 2004
Net interest income (FTE) increased $55.5 million, or 15.1%, from $367.0 million in 2004 to $422.3 million in 2005, due to both average balance sheet growth and a higher net interest margin for 2005 in comparison to 2004.
Average interest-earning assets grew 12.6%, from $9.6 billion in 2004 to $10.8 billion in 2005. Acquisitions contributed approximately $1.1 million to this increase. Interest income increased $132.7 million, or 26.4%, partially as a result of the increase in average earning assets, which contributed $76.7 million of the increase, with the remaining growth in interest income due to an increase in rates on interest-earning assets.
Average loans increased by $1.1 billion, or 16.4%, to $8.0 billion in 2005. Acquisitions contributed approximately $694.5 million to this increase in average balances. Loan growth was strong in the commercial and commercial mortgage categories, which together increased $284.6 million, or 7.0%, over 2004. Construction loans grew $40.0 million, or 14.5%, in comparison to 2004 mainly due to increased activity in the Pennsylvania and New Jersey markets. Residential mortgage and home equity loans showed strong growth of approximately $114.8 million due to promotional efforts and customers using home equity loans as a cost-effective refinance alternative. The average yield on loans during 2005 was 6.52%, a 70 basis point, or 12.0%, increase from 2004. This increase reflects the impact of a significant portfolio of adjustable rate loans, which repriced as interest rates increased throughout the year.
Average investments decreased $63.5 million, or 2.5%, in comparison to 2004. Excluding the impact of acquisitions, the investment balances would have decreased $390.7 million, or 15.8%. During 2004, proceeds from investment maturities were used to fund loan growth, however during 2005, the Corporation’s purchases of new investment securities exceeded proceeds from sales and maturities. The average yield on investment securities improved 18 basis points from 3.76% in 2004 to 3.94% in 2005. This improvement was due partially to premium amortization decreasing, which is accounted for as a reduction of interest income, from $10.5 million in 2004 to $6.9 million in 2005 as prepayments on mortgage-backed securities decreased. The remaining increase was due to the maturity of lower yielding investments, with reinvestment at higher rates.
Interest expense increased $77.2 million, or 56.8%, to $213.2 million in 2005 from $136.0 million in 2004. The increase in interest expense was primarily due to a 67 basis point, or 38.3%, increase in the cost of total interest-bearing liabilities in 2005 in comparison to 2004. Competitive pricing pressures resulted in increased deposit rates in response to the FRB’s rate increases throughout 2005.

The remaining increase in interest expense was due to a $1.0 billion, or 13.1%, increase in total interest-bearing liabilities, resulting from both acquisitions and internal growth.
Average borrowings increased slightly during 2005, with the $51.6 million decrease in average short-term borrowings more than offset by a $199.7 million increase in long-term debt. Excluding the impact of acquisitions, average short-term borrowings decreased $147.4 million, or 13.4%, mainly due to a decrease in Federal funds purchased. In addition, customer cash management accounts, which are included in short-term borrowings, decreased $20.6 million, or 5.1%, to an average of $385.7 million in 2005. Average long-term debt increased $199.7 million, or 31.2%, to $839.8 million, with acquisitions contributing $51.7 million to the long-term debt increase. The additional increase in long-term borrowings was due to the Corporation’s issuance of $100.0 million ten-year subordinated notes in March 2005 and an increase in FHLB advances as longer-term rates were locked in anticipation of continued rate increases.
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

A summary of the Corporation’s loan loss experience follows:

	Year Ended December 31
	2006	2005	2004	2003	2002
	(dollars in thousands)
Loans outstanding at end of year	$10,374,323	$8,424,728	$7,533,915	$6,140,200	$5,295,459

Daily average balance of loans and leases	$9,892,082	$7,981,604	$6,857,386	$5,564,806	$5,381,950

Balance of allowance for loan losses at beginning of year	$92,847	$89,627	$77,700	$71,920	$71,872
Loans charged off:
Commercial – financial and agricultural	3,013	4,095	3,482	6,604	7,203
Real estate – mortgage	429	467	1,466	1,476	2,204
Consumer	3,138	3,436	3,476	4,497	5,587
Leasing and other	389	206	453	651	676

Total loans charged off	6,969	8,204	8,877	13,228	15,670

Recoveries of loans previously charged off:
Commercial – financial and agricultural	2,863	2,705	2,042	1,210	842
Real estate – mortgage	268	1,245	906	711	669
Consumer	1,289	1,169	1,496	1,811	2,251
Leasing and other	97	77	76	97	56

Total recoveries	4,517	5,196	4,520	3,829	3,818

Net loans charged off	2,452	3,008	4,357	9,399	11,852
Provision for loan losses	3,498	3,120	4,717	9,705	11,900
Allowance purchased	12,991	3,108	11,567	5,474	—

Balance at end of year	$106,884	$92,847	$89,627	$77,700	$71,920

Selected Asset Quality Ratios:
Net charge-offs to average loans	0.02%	0.04%	0.06%	0.17%	0.22%
Allowance for loan losses to loans outstanding at end of year	1.03%	1.10%	1.19%	1.27%	1.36%
Non-performing assets (1) to total assets	0.39%	0.38%	0.30%	0.33%	0.47%
Non-accrual loans to total loans	0.32%	0.43%	0.30%	0.37%	0.45%

(1)	Includes accruing loans past due 90 days or more.

The following table presents the aggregate amount of non-accrual and past due loans and other real estate owned (1):

	December 31
	2006	2005	2004	2003	2002
	(in thousands)
Non-accrual loans (2) (3)	$33,113	$36,560	$22,574	$22,422	$24,090
Accruing loans past due 90 days or more	20,632	9,012	8,318	9,609	14,095
Other real estate	4,103	2,072	2,209	585	938

Total	$57,848	$47,644	$33,101	$32,616	$39,123

(1)	In 2006, the total interest income that would have been recorded if non-accrual loans had been current in accordance with their original terms was approximately $2.6 million. The amount of interest income on non-accrual loans that was included in 2006 income was approximately $800,000.

(2)	Accrual of interest is generally discontinued when a loan becomes 90 days past due as to principal and interest. When interest accruals are discontinued, interest credited to income is reversed. Non-accrual loans are restored to accrual status when all delinquent principal and interest becomes current or the loan is considered secured and in the process of collection. Certain loans, primarily adequately collateralized mortgage loans, that are determined to be sufficiently collateralized may continue to accrue interest after reaching 90 days past due.

(3)	Excluded from the amounts presented at December 31, 2006 were $212.4 million in loans where possible credit problems of borrowers have caused management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms. These loans were reviewed for impairment under Statement 114, but continue to pay according to their contractual terms and are therefore not included in non-performing loans. Non-accrual loans include $18.5 million of impaired loans.
The following table summarizes the allocation of the allowance for loan losses by loan type:

	December 31
	2006		2005		2004		2003		2002
	(dollars in thousands)
		% of		% of		% of		% of		% of
		Loans		Loans in		Loans in		Loans in		Loans in
	Allow-	In Each	Allow-	Each	Allow-	Each	Allow-	Each	Allow-	Each
	ance	Category	ance	Category	ance	Category	ance	Category	ance	Category
Comm’l –financial & agricultural	$52,942	28.6%	$52,379	28.2%	$43,207	30.1%	$34,247	31.7%	$33,130	31.6%
Real estate – Mortgage	37,197	65.5	17,602	64.7	19,784	62.5	14,471	59.0	13,099	56.8
Consumer, leasing & other	6,475	5.9	7,935	7.1	16,289	7.4	16,279	9.3	14,178	11.6
Unallocated	10,270	—	14,931	—	10,347	—	12,703	—	11,513	—

Total	$106,884	100.0%	$92,847	100.0%	$89,627	100.0%	$77,700	100.0%	$71,920	100.0%

The provision for loan losses increased $378,000 from $3.1 million in 2005 to $3.5 million in 2006, after decreasing $1.6 million in 2005. Net charge-offs as a percentage of average loans were 0.02% in 2006, a two basis point decrease from 0.04% in 2005, which was a two basis point decrease from 2004. Total net charge-offs were $2.5 million in 2006 and $3.0 million in 2005. Non-performing assets as a percentage of total assets increased slightly from 0.38% at December 31, 2005 to 0.39% at December 31, 2006, after increasing nine basis points in 2005. While the non-performing assets ratio increased slightly in comparison to 2005, the level of non-performing assets was still relatively low in absolute terms. The 2006 increase was due primarily to the impact of a $10.0 million loan, which the Corporation placed on non-accrual in October 2006. This loan was for a community reinvestment act project that had been delayed as a result of funding shortfalls. The 2006 increase in accruing loans past due 90 days or more was due to a number of factors, most significantly the timing of certain loan payments and the adequate collateralization of certain real estate mortgage loans.
In recent years, net charge-offs approximated the amounts recorded for the provision for loan losses. In 2006, net charge-offs were less than the provision for loan losses due to adjustments to the allowance for loan loss during the year based on application of the Corporation’s allowance methodology.
The provision for loan losses is determined by the allowance allocation process, whereby an estimated “need” is allocated to impaired loans as defined in Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan”, or to pools of loans under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. The allocation is based on risk factors, collateral levels, economic conditions and other relevant factors, as appropriate. The Corporation also maintains an unallocated allowance, which was approximately 10% at December 31, 2006. The unallocated allowance is used to cover any factors or conditions that might exist at the balance sheet date, but are not specifically identifiable. Management believes such an unallocated allowance is reasonable and appropriate as the estimates used in the allocation process are inherently imprecise. See additional disclosures in Note A, “Summary of Significant Accounting Policies”, in the Notes to Consolidated Financial Statements and “Critical Accounting Policies”, in Management’s Discussion. Management believes that the allowance balance of $106.9 million at December 31, 2006 is sufficient to cover losses inherent in the loan portfolio on that date and is appropriate based on applicable accounting standards.
Other Income and Expenses
2006 vs. 2005
Other Income
The following table presents the components of other income for the past two years:

			Increase (decrease)
	2006	2005	$	%
	(dollars in thousands)
Investment management and trust services	$37,441	$35,669	$1,772	5.0%
Service charges on deposit accounts	43,773	40,198	3,575	8.9
Other service charges and fees	26,792	24,229	2,563	10.6
Gains on sales of loans	21,086	25,032	(3,946)	(15.8)
Gain on sale of deposits	—	2,200	(2,200)	N/A
Other	13,344	10,345	2,999	29.0

Total, excluding investment securities gains	142,436	137,673	4,763	3.5
Investment securities gains	7,439	6,625	814	12.3

Total	$149,875	$144,298	$5,577	3.9%

The following table presents the amounts which were contributed by acquisitions:

	2006	2005	Increase
	(in thousands)
Investment management and trust services	$805	$114	$691
Service charges on deposit accounts	2,508	217	2,291
Other service charges and fees	958	171	787
Gains on sales of loans	1,089	33	1,056
Other	1,161	217	944

Total, excluding investment securities gains	6,521	752	5,769
Investment securities gains	57	—	57

Total	$6,578	$752	$5,826

The following table presents the components of other income for each of the past two years, excluding the amounts contributed by acquisitions:

			Increase (decrease)
	2006	2005	$	%
	(dollars in thousands)
Investment management and trust services	$36,636	$35,555	$1,081	3.0%
Service charges on deposit accounts	41,265	39,981	1,284	3.2
Other service charges and fees	25,834	24,058	1,776	7.4
Gains on sales of loans	19,997	24,999	(5,002)	(20.0)
Gain on sale of deposits	—	2,200	(2,200)	N/A
Other	12,183	10,128	2,055	20.3

Total, excluding investment securities gains	$135,915	$136,921	$(1,006)	(0.7)%
Investment securities gains	7,382	6,625	757	11.4

Total	$143,297	$143,546	$(249)	(0.2)%

The discussion that follows, unless otherwise noted, addresses changes in other income, excluding acquisitions.
Excluding investment securities gains, total other income decreased $1.0 million, or 0.7%, as slight growth in fee income was more than offset by decreased gains on sales of mortgage loans. The decrease in gains on sales of loans was due to the change in gains on the sale of mortgage loans, which were impacted by the increase in longer-term mortgage rates, resulting in both decreased volumes of $351.8 million, or 15.3%, and lower spreads on sales of 17 basis points.
Investment management and trust services increased slightly by $1.1 million, or 3.0%, primarily due to increases in trust commission income of $496,000, or 2.2%, resulting from positive trends within equity markets as well as expanded marketing initiatives to attract new customers.
Total service charges on deposit accounts increased $1.3 million, or 3.2%. The increase was due to increases of $1.2 million in overdraft fees and $1.2 million in cash management fees, offset by a $1.1 million decrease in other service charges on deposit accounts, primarily related to lower fees earned on both personal and commercial non-interest and interest-bearing demand accounts. During 2006, the rising interest rate environment made cash management services more attractive for business customers.
Other service charges and fees increased $1.8 million, or 7.4%, due to increases in letter of credit fees ($921,000, or 21.5%) and debit card fees ($951,000, or 14.7%), offset by decreases in merchant fees ($366,000, or 5.1%). Other income increased $2.1 million, or 20.3%, due to $2.2 million of gains on sales of branch and office facilities during 2006.
Including the impact of acquisitions, investment securities gains increased $814,000, or 12.3%, in 2006. Investment securities gains, net of realized losses, included realized gains on the sale of equity securities of $7.0 million in 2006, compared to $5.8 million in 2005, and $474,000 and $843,000 in 2006 and 2005, respectively, on the sale of debt securities, which were generally sold to take advantage of the interest rate environment.

Other Expenses
The following table presents the components of other expenses for each of the past two years:

			Increase (decrease)
	2006	2005	$	%
		(dollars in thousands)
Salaries and employee benefits	$213,913	$181,889	$32,024	17.6%
Net occupancy expense	36,493	29,275	7,218	24.7
Equipment expense	14,251	11,938	2,313	19.4
Data processing	12,228	12,395	(167)	(1.3)
Advertising	10,638	8,823	1,815	20.6
Telecommunications	7,966	7,035	931	13.2
Intangible amortization	7,907	5,311	2,596	48.9
Supplies	6,245	5,736	509	8.9
Postage	5,154	4,716	438	9.3
Professional fees	5,057	5,393	(336)	(6.2)
Other	46,139	43,780	2,359	5.4

Total	$365,991	$316,291	$49,700	15.7%

The following table presents the amounts included in the above totals which were contributed by acquisitions:

	2006	2005	Increase
	(in thousands)
Salaries and employee benefits	$27,643	$3,483	$24,160
Net occupancy expense	6,162	1,029	5,133
Equipment expense	2,121	328	1,793
Data processing	1,560	377	1,183
Advertising	1,475	173	1,302
Telecommunications	1,007	109	898
Intangible amortization	3,483	711	2,772
Supplies	572	132	440
Postage	485	48	437
Professional fees	403	82	321
Other	4,818	562	4,256

Total	$49,729	$7,034	$42,695

The following table presents the components of other expenses for each of the past two years, excluding the amounts contributed by acquisitions:

			Increase (decrease)
	2006	2005	$	%
	(dollars in thousands)
Salaries and employee benefits	$186,270	$178,406	$7,864	4.4%
Net occupancy expense	30,331	28,246	2,085	7.4
Equipment expense	12,130	11,610	520	4.5
Data processing	10,668	12,018	(1,350)	(11.2)
Advertising	9,163	8,650	513	5.9
Telecommunications	6,959	6,926	33	0.5
Intangible amortization	4,424	4,600	(176)	(3.8)
Supplies	5,673	5,604	69	1.2
Postage	4,669	4,668	1	—
Professional fees	4,654	5,311	(657)	(12.4)
Other	41,321	43,218	(1,897)	(4.4)

Total	$316,262	$309,257	$7,005	2.3%

The discussion that follows addresses changes in other expenses, excluding acquisitions.
Salaries and employee benefits increased $7.9 million, or 4.4%, in 2006, with the salary expense component increasing $6.8 million, or 4.7%. The increase was driven primarily by normal salary increases for existing employees and, to a lesser extent, due to an increase in the number of full-time employees. Also contributing to the increase in salaries was a $646,000 increase in stock-based compensation expense and $1.3 million of bonuses accrued under a new corporate management incentive compensation plan, offset by a $630,000 decrease in bonuses accrued under pre-existing incentive compensation plans. Employee benefits increased $1.0 million, or 3.0%, due primarily to increased healthcare costs of $1.4 million, or 9.2%. Also contributing to the increase was a $626,000, or 8.0%, increase in profit sharing expenses. These increases were offset by decreased costs related to the Corporation’s defined benefit pension plan of $1.3 million, or 36.1%, as a result of a $10.7 million contribution to the plan in 2005.
Net occupancy expense increased $2.1 million, or 7.4%, due to the expansion of the branch network, higher maintenance and utility costs, increased rent expense and depreciation of real property. Equipment expense increased $520,000, or 4.5%, in 2006, due to increased depreciation expense for equipment, higher rent expense related to office equipment and additions from the expansion of the branch network. A total of 12 and 8 new branch offices were opened in 2006 and 2005, respectively.
Data processing expense decreased $1.4 million, or 11.2%, due to savings realized from the consolidation of back office systems of two of the Corporation’s recently acquired affiliate banks. Advertising expense increased $513,000, or 5.9%, primarily related to increased discretionary promotional campaigns during 2006. Professional fees decreased $657,000, or 12.4%, primarily related to legal fee recoveries in 2006 related to recoveries of non-accrual loans.
Other expense decreased $1.9 million, or 4.4%, in 2006 mainly due to a decrease of $1.0 million in losses recorded in connection with the settlement of a previously disclosed lawsuit. In addition, in 2005, the Corporation recorded a $600,000 expense for a loss incurred in an affiliate bank’s mortgage operations. Finally, the Corporation realized certain state tax recoveries in 2006.
2005 vs. 2004
Other Income
In 2005, total other income increased $5.4 million, or 3.9%, including $10.5 million contributed by the acquisitions of SVB, First Washington and Resource. Excluding acquisitions and investment securities gains, other income increased $5.7 million, or 5.4%. The discussion that follows, unless noted, addresses changes in other income, excluding acquisitions.

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
Other service charges and fees increased $3.0 million, or 14.6%. The increase was driven by growth in letter of credit fees ($553,000, or 15.6%, increase), merchant fees ($2.2 million, or 44.4%, increase) and debit card fees ($712,000, or 12.6%, increase). The growth in merchant fees was primarily due to continued penetration in new markets. Debit card fees increased due to increased volume.
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
Other Expenses
Total other expenses increased $38.8 million, or 14.0%, in 2005, including $34.1 million due to acquisitions. The discussion that follows addresses changes in other expenses, excluding acquisitions.
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
Data processing expense decreased $324,000, or 3.0%, reflecting the Corporation’s success over the past few years in renegotiating key processing contracts with certain vendors, most notably an automated teller service provider, in 2005. Advertising expense increased $1.2 million, or 18.3%, mainly due to growth in retail promotional campaigns.
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

Other expense increased $2.2 million, or 4.6%, in 2005 mainly due to a $2.2 million legal reserve recorded during the fourth quarter of 2005 related to the settlement of a lawsuit, which alleged that Resource Bank violated the Telephone Consumer Protection Act (TCPA), prior to being acquired by Fulton Financial in April 2004.
Income Taxes
Income taxes increased $9.1 million, or 12.7%, in 2006 and $6.7 million, or 10.3%, in 2005. The Corporation’s effective tax rate (income taxes divided by income before income taxes) remained fairly stable at 30.2%, 30.1% and 30.2% in 2006, 2005 and 2004, respectively. In general, the variances from the 35% Federal statutory rate consisted of tax-exempt interest income and investments in low and moderate income housing partnerships (LIH Investments), which generate Federal tax credits. Net credits associated with LIH investments were $3.9 million, $4.9 million and $4.5 million in 2006, 2005 and 2004, respectively.
For additional information regarding income taxes, see Note K, “Income Taxes”, in the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION
Total assets increased $2.5 billion, or 20.3%, to $14.9 billion at December 31, 2006, from $12.4 billion at December 31, 2005. Excluding the Columbia acquisition in February 2006, total assets increased $969.0 million, or 7.8%. Total loans, net of the allowance for loan losses, increased $1.9 billion, or 23.2% ($882.9 million, or 10.6%, excluding the acquisition of Columbia). During 2006, increases in deposits and proceeds from short and long-term borrowings were used to fund loan growth, and to a lessor extent, investment security purchases. Total deposits increased $1.4 billion, or 16.2%, to $10.2 billion at December 31, 2006 ($458.7 million, or 5.2%, excluding the acquisition of Columbia), and total borrowings increased $825.7 million, or 38.2% ($561.5 million, or 26.0%, excluding the acquisition of Columbia).
The table below presents a condensed ending balance sheet for the Corporation, adjusted for the balances recorded for the 2006 acquisition of Columbia, in comparison to 2005 ending balances.

	2006			2005	Increase (decrease) (3)
	Fulton		Fulton
	Financial	Columbia	Financial	Fulton
	Corporation	Bancorp	Corporation	Financial
	(As Reported)	(1)	(2)	Corporation	$	%
	(dollars in thousands)
Assets:
Cash and due from banks	$355,018	$46,407	$308,611	$368,043	$(59,432)	(16.1)%
Other earning assets	267,230	16,854	250,376	275,310	(24,934)	(9.1)
Investment securities	2,878,238	186,034	2,692,204	2,562,145	130,059	5.1
Loans, net allowance	10,267,439	1,052,684	9,214,755	8,331,881	882,874	10.6
Premises and equipment	191,401	7,775	183,626	170,254	13,372	7.9
Goodwill and intangible assets	663,775	218,060	445,715	448,422	(2,707)	(0.6)
Other assets	295,863	20,586	275,277	245,500	29,777	12.1

Total Assets	$14,918,964	$1,548,400	$13,370,564	$12,401,555	$969,009	7.8%

Liabilities and Shareholders’ Equity:
Deposits	$10,232,469	$968,936	$9,263,533	$8,804,839	$458,694	5.2%
Short-term borrowings	1,680,840	184,083	1,496,757	1,298,962	197,795	15.2
Long-term debt	1,304,148	80,136	1,224,012	860,345	363,667	42.3
Other liabilities	185,197	9,495	175,702	154,438	21,264	13.8

Total Liabilities	13,402,654	1,242,650	12,160,004	11,118,584	$1,041,420	9.4

Shareholders’ equity	1,516,310	305,750	1,210,560	1,282,971	(72,411)	(5.6)

Total Liabilities and Shareholders’ Equity	$14,918,964	$1,548,400	$13,370,564	$12,401,555	$969,009	7.8%

(1)	Balances recorded for the February 1, 2006 acquisition of Columbia Bancorp.

(2)	Excluding balances recorded for Columbia Bancorp.

(3)	Fulton Financial Corporation, excluding balances recorded for Columbia Bancorp, as compared to 2005.

Loans
The following table presents loans outstanding, by type, as of the dates shown:

	December 31
	2006	2005	2004	2003	2002
	(in thousands)
Commercial – industrial and financial	$2,603,224	$2,044,010	$1,946,962	$1,594,451	$1,489,990
Commercial – agricultural	361,962	331,659	326,176	354,517	189,110
Real-estate – commercial mortgage	3,213,809	2,831,405	2,461,016	1,992,650	1,527,143
Real-estate – residential mortgage and home equity	2,152,275	1,773,256	1,650,139	1,322,977	1,239,603
Real-estate – construction	1,428,809	851,451	595,567	307,108	248,565
Consumer	523,066	520,098	488,059	498,428	526,611
Leasing and other	100,711	79,738	72,795	77,646	84,063

	10,383,856	8,431,617	7,540,714	6,147,777	5,305,085
Unearned income	(9,533)	(6,889)	(6,799)	(7,577)	(9,626)

Total	$10,374,323	$8,424,728	$7,533,915	$6,140,200	$5,295,459

Total loans, net of unearned income, increased $1.9 billion, or 23.1%, in 2006 ($884.8 million, or 10.5%, excluding the acquisition of Columbia). The internal growth of $884.8 million included increases in total commercial loans ($282.3 million, or 13.8%), commercial mortgage loans ($245.1 million, or 8.7%), residential mortgage and home equity loans ($166.7 million, or 9.4%) and construction loans ($142.4 million, or 16.7%).
Approximately $4.6 billion, or 44.8%, of the Corporation’s loan portfolio was in commercial mortgage and construction loans at December 31, 2006, compared to 43.7% at December 31, 2005. While the Corporation does not have a concentration of credit risk with any single borrower or industry, repayments on loans in these portfolios can be negatively influenced by decreases in real estate values. The Corporation mitigates this risk through stringent underwriting policies and procedures. In addition, more than half of commercial mortgages were for owner-occupied properties as of December 31, 2006. These types of loans are generally considered to involve less risk than non-owner-occupied mortgages.
Investment Securities
The following table presents the carrying amount of investment securities held to maturity (HTM) and available for sale (AFS) as of the dates shown:

	December 31
	2006			2005			2004
	HTM	AFS	Total	HTM	AFS	Total	HTM	AFS	Total
	(in thousands)

Equity securities	$—	$165,636	$165,636	$—	$135,532	$135,532	$—	$170,065	$170,065
U.S. Government securities	—	17,066	17,066	—	35,118	35,118	—	68,449	68,449
U.S. Government sponsored agency securities	7,648	288,465	296,113	7,512	212,650	220,162	6,903	66,468	73,371
State and municipal	1,262	488,279	489,541	5,877	438,987	444,864	10,658	332,455	343,113
Corporate debt securities	75	70,637	70,712	—	65,834	65,834	650	71,127	71,777
Collateralized mortgage obligations	—	492,524	492,524	—	262,503	262,503	—	1,374	1,374
Mortgage-backed securities	3,539	1,343,107	1,346,646	4,869	1,393,263	1,398,132	6,790	1,714,920	1,721,710

Total	$12,524	$2,865,714	$2,878,238	$18,258	$2,543,887	$2,562,145	$25,001	$2,424,858	$2,449,859

Total investment securities increased $316.1 million, or 12.3% ($202.3 million, or 7.9%, excluding the acquisition of Columbia), to a balance of $2.9 billion at December 31, 2006.
The Corporation classified 99.6% of its investment portfolio as available for sale at December 31, 2006 and, as such, these investments were recorded at their estimated fair values. The net unrealized loss on non-equity available for sale investment securities decreased $18.9 million to a net unrealized loss of $41.0 million at December 31, 2006 from a net unrealized loss of $59.9 million at December 31, 2005, generally due to changes in interest rates.
At December 31, 2006, equity securities consisted of FHLB and other government agency stock ($72.3 million), stocks of other financial institutions ($79.8 million) and mutual funds ($13.5 million). The financial institutions stock portfolio has historically been a source of capital appreciation and realized gains ($7.0 million in 2006, $5.8 million in 2005 and $14.8 million in 2004). Management periodically sells bank stocks when, in its opinion, valuations and market conditions warrant such sales.
Other Assets
Cash and due from banks decreased $13.0 million, or 3.5% ($59.4 million, or 16.1%, excluding the acquisition of Columbia). Because of the daily fluctuations that result in the normal course of business, cash is more appropriately analyzed in terms of average balances. On an average balance basis, cash and due from banks decreased $10.6 million, or 3.1%, from $346.5 million in 2005 to $335.9 million in 2006. The decrease resulted from a reduction in the level of cash reserves required to be held against deposit liabilities as transaction account balances decreased.
Premises and equipment increased $21.1 million, or 12.4%, to $191.4 million, which included $7.8 million as a result of the acquisition of Columbia. The remaining increase reflects additions primarily for the construction of new branch facilities, offset by the sales of branch and office facilities during 2006.
Goodwill and intangible assets increased $215.4 million, or 48.0%, primarily due to the acquisition of Columbia. Other assets increased $50.4 million, or 20.5%, to $295.9 million, which included $20.6 million as a result of the acquisition of Columbia. The remaining net increase was due primarily to an increase in accrued interest receivable, as both loan balances and interest rates increased, and an increase in the cash surrender value of the Corporation’s life insurance plans. These increases were offset by a decrease in the defined benefit pension plan asset as a result of recognizing the underfunded status of the plan, as required by Financial Accounting Standards Board (FASB) Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (Statement 158). See also Note L, “Employee Benefit Plans”, in the Notes to Consolidated Financial Statements for additional information related to the Corporation’s pension plan.
Deposits and Borrowings
Deposits increased $1.4 billion, or 16.2%, to $10.2 billion at December 31, 2006 ($458.7 million, or 5.2%, excluding the acquisition of Columbia). During 2006, total demand deposits increased $205.6 million, or 6.2% (decreased $128.5 million, or 3.9%, excluding the acquisition of Columbia), savings deposits increased $161.7 million, or 7.6% (decreased $9.1 million, or 0.4%, excluding the acquisition of Columbia), and time deposits increased $1.1 billion, or 31.5% ($596.2 million, or 17.7%, excluding the acquisition of Columbia). During 2006, consumers shifted from core demand and savings accounts to higher yielding time deposits due to increases in available interest rates.
Short-term borrowings, which consist mainly of Federal funds purchased and customer cash management accounts, increased $381.9 million, or 29.4% ($197.8 million, or 15.2%, excluding the acquisition of Columbia). The increase in 2006 was due to increases in customer cash management accounts, in the form of short-term promissory notes and purchases of Federal funds as loan growth outpaced deposit increases. Long-term debt increased $443.8 million, or 51.6% ($363.7 million, or 42.3%, excluding the acquisition of Columbia), primarily due to an increase in FHLB advances to fund loan growth and investment purchases, as well as the Corporation’s issuance of $154.6 million of junior subordinated deferrable interest debentures in January 2006.

Other Liabilities
Other liabilities increased $30.8 million, or 19.9% ($21.3 million, or 13.7%, excluding the acquisition of Columbia). The increase was primarily attributable to an increase in accrued interest payable related to the increase in available rates and time deposit balances, the recognition of the Corporation’s underfunded defined benefit pension plan liability, as required by Statement 158, and an increase in dividends payable to shareholders.
Shareholders’ Equity
Total shareholders’ equity increased $233.3 million, or 18.2%, to $1.5 billion, or 10.2% of ending total assets, as of December 31, 2006. This growth was due primarily to 2006 net income of $185.5 million and $154.2 million of stock issued for the Columbia acquisition, offset by $100.9 million of dividends paid to shareholders.
The Corporation periodically repurchases shares of its common stock under repurchase plans approved by the Board of Directors. These repurchases have historically been through open market transactions and have complied with all regulatory restrictions on the timing and amount of such repurchases. Shares may also be repurchased through an “Accelerated Share Repurchase” Program (ASR), which allows shares to be purchased immediately from an investment bank. The investment bank, in turn, repurchases shares on the open market over a period that is determined by the average daily trading volume of the Corporation’s shares, among other factors. Shares repurchased have been added to treasury stock and are accounted for at cost. These shares are periodically reissued for various corporate needs.
Total treasury stock purchases were approximately 1.1 million shares in 2006, 5.3 million shares in 2005 and 4.9 million shares in 2004. Included in these amounts are shares purchased under ASR’s, totaling 4.5 million in 2005 and 1.3 million in 2004. As of December 31, 2006, the Corporation had a stock repurchase plan in place for 2.1 million shares through June 30, 2007. Through December 31, 2006, 1.1 million shares had been repurchased under this plan.
The Corporation and its subsidiary banks are subject to regulatory capital requirements administered by various banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital to average assets (as defined). As of December 31, 2006, the Corporation and each of its bank subsidiaries met the minimum capital requirements. In addition, the Corporation and each of its bank subsidiaries’ capital ratios exceeded the amounts required to be considered “well-capitalized” as defined in the regulations. See also Note J, “Regulatory Matters”, in the Notes to Consolidated Financial Statements .

Contractual Obligations and Off-Balance Sheet Arrangements
The Corporation has various financial obligations that require future cash payments. These obligations include the payment of liabilities recorded on the Corporation’s consolidated balance sheet as well as contractual obligations for purchased services or for operating leases. The following table summarizes significant contractual obligations to third parties, by type, that were fixed and determinable at December 31, 2006:

	Payments Due In
	One Year	One to	Three to	Over Five
	or Less	Three Years	Five Years	Years	Total
	(in thousands)

Deposits with no stated maturity (1)	$5,802,422	$—	$—	$—	$5,802,422
Time deposits (2)	3,414,830	603,802	191,573	219,842	4,430,047
Short-term borrowings (3)	1,680,840	—	—	—	1,680,840
Long-term debt (3)	190,305	243,732	89,711	780,400	1,304,148
Operating leases (4)	11,813	17,741	13,325	44,000	86,879
Purchase obligations (5)	15,511	23,239	6,676	—	45,426

(1)	Includes demand deposits and savings accounts, which can be withdrawn by customers at any time.

(2)	See additional information regarding time deposits in Note H, “Deposits”, in the Notes to Consolidated Financial Statements.

(3)	See additional information regarding borrowings in Note I, “Short-Term Borrowings and Long-Term Debt”, in the Notes to Consolidated Financial Statements.

(4)	See additional information regarding operating leases in Note N, “Leases”, in the Notes to Consolidated Financial Statements.

(5)	Includes significant information technology, telecommunication and data processing outsourcing contracts. Variable obligations, such as those based on transaction volumes, are not included.
In addition to the contractual obligations listed in the preceding table, the Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk that are not recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued to guarantee the financial or performance obligation of a customer to a third party. Commitments and standby letters of credit do not necessarily represent future cash needs as they may expire without being drawn.
The following table presents the Corporation’s commitments to extend credit and letters of credit as of December 31, 2006 (in thousands):

Commercial mortgage, construction and land development	$571,499
Home equity	674,089
Credit card	367,406
Commercial and other	2,702,516

Total commitments to extend credit	$4,315,510

Standby letters of credit	$739,056
Commercial letters of credit	34,193

Total letters of credit	$773,249

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
Allowance and Provision for Loan Losses – The Corporation accounts for the credit risk associated with its lending activities through the allowance and provision for loan losses. The allowance is an estimate of the losses inherent in the loan portfolio as of the balance sheet date. The provision is the periodic charge to earnings, which is necessary to adjust the allowance to its proper balance. On a quarterly basis, the Corporation assesses the adequacy of its allowance through a methodology that consists of the following:
-	Identifying loans for individual review under Statement 114. In general, these consist of large balance commercial loans and commercial mortgages that are rated less than “satisfactory” based upon the Corporation’s internal credit-rating process.

-	Assessing whether the loans identified for review under Statement 114 are “impaired”. That is, whether it is probable that all amounts will not be collected according to the contractual terms of the loan agreement, generally representing loans that management has placed on non-accrual status.

-	For loans reviewed under Statement 114, calculating the estimated fair value, using observable market prices, discounted cash flows or the value of the underlying collateral.

-	Classifying all non-impaired large balance loans based on credit risk ratings and allocating an allowance for loan losses based on appropriate factors, including recent loss history for similar loans.

-	Identifying all smaller balance homogeneous loans for evaluation collectively under the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (Statement 5). In general, these loans include residential mortgages, consumer loans, installment loans, smaller balance commercial loans and mortgages and lease receivables.

-	Statement 5 loans are segmented into groups with similar characteristics and an allowance for loan losses is allocated to each segment based on recent loss history and other relevant information.

-	Reviewing the results to determine the appropriate balance of the allowance for loan losses. This review gives additional consideration to factors such as the mix of loans in the portfolio, the balance of the allowance relative to total loans and non-performing assets, trends in the overall risk profile of the portfolio, trends in delinquencies and non-accrual loans and local and national economic conditions.

-	An unallocated allowance is maintained to recognize the inherent imprecision in estimating and measuring loss exposure.

-	Documenting the results of its review in accordance with SAB 102.
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
Goodwill is not amortized to expense, but is evaluated at least annually for impairment. The Corporation completes its annual goodwill impairment test as of October 31st of each year. The Corporation tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units. A fair value is then determined for each reporting unit. If the fair values of the reporting units exceed their book values, no write-down of the recorded goodwill is necessary. If the fair values are less than the book values, an additional valuation procedure is necessary to assess the proper carrying value of the goodwill. The Corporation determined that no impairment write-offs were necessary during 2006, 2005 and 2004.
Business unit valuation is inherently subjective, with a number of factors based on assumptions and management judgments. Among these are future growth rates for the reporting units, selection of comparable market transactions, discount rates and earnings capitalization rates. Changes in assumptions and results due to economic conditions, industry factors and reporting unit performance and cash flow projections could result in different assessments of the fair values of reporting units and could result in impairment charges in the future.
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
The Corporation must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are more likely than not to not be recovered, a valuation allowance must be recognized. The Corporation recorded a valuation allowance of $11.1 million as of December 31, 2006 for certain state net operating losses that are not expected to be recovered. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Corporation’s financial statements.
See also Note K, “Income Taxes”, in the Notes to Consolidated Financial Statements .
Recent Accounting Pronouncements
In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (Statement 155). Statement 155 amends the guidance in FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, thereby eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. Statement 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement date after the beginning of a company’s first fiscal year that begins after September 15, 2006, or January 1, 2007 for the Corporation. The adoption of Statement 155 did not have an impact on the Corporation’s consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (Statement 156). Statement 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. Statement 156 also provides guidance on subsequent measurement methods for each class of separately recognized servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. This statement is effective for fiscal years beginning after September 15, 2006, or January 1, 2007 for the Corporation. The Corporation had elected to continue amortizing mortgage servicing rights over the estimated lives of the underlying loans. As a result, the adoption of this standard did not impact the Corporation’s consolidated financial statements.
In April 2006, the FASB issued Staff Position FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (Staff Position FIN 46(R)-6). This staff position addresses how an entity should determine the variability to be considered in applying FASB Interpretation No. FIN 46(R) (FIN 46). The variability that is to be considered in applying FIN 46 affects the determination of (a) whether the entity is a variable interest entity (VIE), (b) which interests are “variable interests” in the entity and (c) which party, if any, is the primary beneficiary of the VIE. The requirements prescribed by this staff position are to be applied prospectively for all new arrangements at the commencement of the first reporting period that begins after June 15, 2006, or July 1, 2006 for the Corporation. The new requirements need not be applied to entities that have previously been analyzed under FIN 46 unless a reconsideration event occurs. The staff position had no impact the Corporation’s consolidated financial statements.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. Specifically, the interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006, or January 1, 2007 for the Corporation. The Corporation is evaluating the impact of FIN 48 on all tax positions and does not believe there is any material impact of adopting FIN 48 upon any recognized tax positions as of December 31, 2006. See Note K, “Income Taxes”, in the Notes to Consolidated Financial Statements.
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
In September 2006, the FASB issued Statement 158, which requires employers to recognize the overfunded or underfunded status of defined benefit pension and post-retirement plans as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which changes occur through other comprehensive income, in addition to expanded disclosure requirements. The standard requires employers to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet, for fiscal years ending after December 15, 2008, or December 31, 2008 for the Corporation. All other requirements of the standard are effective for employers with defined benefit pension or post-retirement plans that issue publicly traded equity securities, for fiscal years ending after December 15, 2006, or December 31, 2006 for the Corporation. As of December 31, 2006, the Corporation adopted Statement 158 on a prospective basis, resulting in a reclassification of the Corporation’s Pension Plan and Post-retirement Plan liabilities. For details related to the Corporation’s adoption of Statement 158, see Note L, “Employee Benefit Plans”, in the Notes to Consolidated Financial Statements.
In September 2006, the FASB ratified Emerging Issues Task Force (EITF) 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4). EITF 06-4 addresses accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to post-retirement periods. EITF 06-4 requires that the post-retirement benefit aspects of an endorsement-type split-dollar life insurance arrangement be recognized as a liability by the employer and that the obligation is not settled upon entering into an insurance arrangement. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, or January 1, 2008 for the Corporation. The Corporation is currently evaluating the impact of EITF 06-4 on the consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (Statement 159). Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value and amends Statement 115 to, among other things, require certain disclosures for amounts for which the fair value option is applied. Additionally, this standard provides that an entity may reclassify held-to-maturity and available-for-sale securities to the trading account when the fair value option is elected for such securities, without calling into question the intent to hold other securities to maturity in the future. This standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or January 1, 2008 for the Corporation. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of Statement 157. The Corporation has not completed its assessment of SFAS 159 and the impact, if any, on the consolidated financial statements.

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
Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s equity investments consist of common stocks of publicly traded financial institutions, U.S. Government sponsored agency stocks and money market mutual funds. The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had a cost basis of approximately $79.7 million and a fair value of $79.6 million at December 31, 2006. Gross unrealized gains in this portfolio were approximately $2.9 million at December 31, 2006.
Although the carrying value of the financial institutions stocks accounted for only 0.5% of the Corporation’s total assets, any unrealized gains in the portfolio represent a potential source of revenue. The Corporation has a history of realizing gains from this portfolio and, if values were to decline significantly, this revenue could be materially impacted.
Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the companies. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation’s equity securities are classified as trading. Future cash flows from these investments are not provided in the table on page 48 as such investments do not have maturity dates.
The Corporation has evaluated, based on existing accounting guidance, whether any unrealized losses on individual equity investments constituted “other-than-temporary” impairment, which would require a write-down through a charge to earnings. Based on the results of such evaluations, the Corporation recorded write-downs of $122,000 in 2006, $65,000 in 2005 and $137,000 in 2004 for specific equity securities which were deemed to exhibit other-than-temporary impairment in value. Additional impairment charges may be necessary depending upon the performance of the equity markets in general and the performance of the individual investments held by the Corporation. See also Note C, “Investment Securities”, in the Notes to Consolidated Financial Statements.
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
The Corporation employs various management techniques to minimize its exposure to interest rate risk. An Asset/Liability Management Committee (ALCO), consisting of key financial and senior management personnel, meets on a bi-weekly basis. The ALCO is responsible for reviewing the interest rate sensitivity position of the Corporation, approving asset and liability management policies, and overseeing the formulation and implementation of strategies regarding balance sheet positions and earnings. The primary goal of asset/liability management is to address the liquidity and net interest income risks noted above.
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

The Corporation’s sources and uses of cash were discussed in general terms in the “Overview” section of Management’s Discussion. The consolidated statements of cash flows provide additional information. The Corporation generated $199.3 million in cash from operating activities during 2006, mainly due to net income. Investing activities resulted in a net cash outflow of $1.1 billion, compared to a net cash outflow of $588.5 million in 2005. Financing activities resulted in net cash proceeds of $911.8 million in 2006, compared to net cash proceeds of $532.0 million in 2005 as net funds were provided by increases in time deposits and borrowings, outpacing repayments of long-term debt and shareholder dividends.
Liquidity must also be managed at the Fulton Financial Corporation parent company level. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from subsidiary banks to the Parent Company in the form of loans and dividends. Generally, these limitations are based on the subsidiary banks’ regulatory capital levels and their net income. The Parent Company meets its cash needs through dividends and loans from subsidiary banks, and through external borrowings.
In January 2006, the Corporation purchased all of the common stock of a new Delaware business trust, Fulton Capital Trust I, which was formed for the purpose of issuing $150.0 million of trust preferred securities at an effective rate of approximately 6.50%. In connection with this transaction the Parent Company issued $154.6 million of junior subordinated deferrable interest debentures to the trust. These debentures carry the same rate and mature on February 1, 2036. In 2005, the Corporation issued $100.0 million of ten-year subordinated notes, which mature April 1, 2015 and carry a fixed rate of 5.35%. Interest is paid semi-annually.
In 2004, the Parent Company entered into a revolving line of credit agreement with an unaffiliated bank. Under the terms of the agreement, the Parent Company can borrow up to $100.0 million with interest calculated at the one-month London Interbank Offering Rate (LIBOR) plus 0.35%. The credit agreement requires the Corporation to maintain certain financial ratios related to capital strength and earnings. As of December 31, 2006, there was $36.3 million borrowed against this line. The Corporation was in compliance with all required covenants under the credit agreement as of December 31, 2006.
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
At December 31, 2006, liquid assets (defined as cash and due from banks, short-term investments, Federal funds sold, mortgages available for sale, securities available for sale, and non-mortgage-backed securities held to maturity due in one year or less) totaled $3.5 billion, or 23.2% of total assets. This compares to $3.2 billion, or 25.5% of total assets, at December 31, 2005.

The following tables present the expected maturities of investment securities at December 31, 2006 and the weighted average yields of such securities (calculated based on historical cost):
HELD TO MATURITY (at amortized cost)

	MATURING
			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
U.S. Government sponsored agency securities	$—	—	$7,648	4.03%	$—	—	$—	—
State and municipal (1)	142	3.56	941	5.93	179	5.59	—	—
Other securities	50	—	25	2.00	—	—	—	—

Total	$192	2.63%	$8,614	4.23%	$179	5.59%	$—	—

Mortgage-backed securities (2)	$3,539	6.44%

AVAILABLE FOR SALE (at estimated fair value)

	MATURING
			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
U.S. Government securities	$17,066	5.16%	$—	—	$—	—	$—	—
U.S. Government sponsored agency securities (3)	38,600	4.36	243,777	5.08	4,771	5.13	1,317	7.04
State and municipal (1)	24,320	5.14	274,567	4.70	84,737	5.65	104,655	6.84
Other securities	50	5.30	4,191	6.22	—	—	66,396	7.17

Total	$80,036	4.77%	$522,535	4.89%	$89,508	5.63%	$172,368	6.97%

Collateralized mortgage obligations (2)	$492,524	5.24%

Mortgage-backed securities (2)	$1,343,107	4.02%

(1)	Weighted average yields on tax-exempt securities have been computed on a fully tax-equivalent basis assuming a tax rate of 35 percent.

(2)	Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans. For the purpose of this table, the entire balance and weighted average rate is shown in one period.

(3)	Includes Small Business Administration securities, whose maturities are dependent upon prepayments on the underlying loans. For the purpose of this table, amounts are based upon contractual maturities.
The Corporation’s investment portfolio consists mainly of mortgage-backed securities and collateralized mortgage obligations which have stated maturities that may differ from actual maturities due to borrowers’ ability to prepay obligations. Cash flows from such investments are dependent upon the performance of the underlying mortgage loans, and are generally influenced by the level of interest rates. As rates increase, cash flows generally decrease as prepayments on the underlying mortgage loans decrease. As rates decrease, cash flows generally increase as prepayments increase.

The following table presents the approximate contractual maturity and interest rate sensitivity of certain loan types, excluding consumer loans and leases, subject to changes in interest rates as of December 31, 2006:

		One
	One Year	Through	More Than
	or Less	Five Years	Five Years	Total
		(in thousands)
Commercial, financial and agricultural:
Floating rate	$1,456,715	$475,713	$225,704	$2,158,132
Fixed rate	309,313	407,876	89,865	807,054

Total	$1,766,028	$883,589	$315,569	$2,965,186

Real-estate – mortgage:
Floating rate	$620,216	$1,594,790	$1,377,582	$3,592,588
Fixed rate	370,450	976,975	426,071	1,773,496

Total	$990,666	$2,571,765	$1,803,653	$5,366,084

Real-estate – construction:
Floating rate	$1,029,168	$152,214	$47,538	$1,228,920
Fixed rate	85,380	39,078	75,431	199,889

Total	$1,114,548	$191,292	$122,969	$1,428,809

From a funding standpoint, the Corporation has been able to rely over the years on a stable base of “core” deposits. Even though the Corporation has experienced notable changes in the composition and interest sensitivity of this deposit base, it has been able to rely on this base to provide needed liquidity. In addition, the Corporation issues certificates of deposits in various denominations, including jumbo time deposits, repurchase agreements and short-term borrowings as potential sources of liquidity.
Contractual maturities of time deposits of $100,000 or more outstanding at December 31, 2006 are as follows (in thousands):

Three months or less	$369,560
Over three through six months	291,073
Over six through twelve months	394,241
Over twelve months	161,242

Total	$1,216,116

Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. At December 31, 2006, the Corporation had $998.5 million in term advances from the FHLB with an additional $1.3 billion of borrowing capacity (including both short-term funding on its lines of credit and long-term borrowings). This availability, along with Federal funds lines at various correspondent banks, provides the Corporation with additional liquidity.

The following table provides information about the Corporation’s interest rate sensitive financial instruments. The table presents expected cash flows and weighted average rates for each significant interest rate sensitive financial instrument, by expected maturity period (dollars in thousands).

	Expected Maturity Period							Estimated
	2007	2008	2009	2010	2011	Beyond	Total	Fair Value
Fixed rate loans (1)	$924,799	$605,999	$511,552	$358,602	$248,512	$596,918	$3,246,382	$3,135,763
Average rate	6.64%	6.35%	6.47%	6.60%	6.65%	6.33%	6.50%
Floating rate loans (7) (8)	3,136,621	780,789	616,523	502,517	416,318	1,655,019	7,107,787	7,045,241
Average rate	8.27%	7.74%	7.74%	7.77%	7.27%	6.72%	7.71%

Fixed rate investments (2)	485,813	465,730	414,713	618,332	263,061	419,856	2,667,505	2,626,069
Average rate	4.27%	3.97%	4.17%	4.02%	4.52%	5.10%	4.30%
Floating rate investments (2)	70	1,592	101	500	—	91,727	93,990	94,320
Average rate	5.12%	4.99%	5.72%	6.25%	—	5.57%	5.56%

Other interest-earning assets	267,230	—	—	—	—	—	267,230	267,230
Average rate	6.92%	—	—	—	—	—	6.92%

Total	$4,814,533	$1,854,110	$1,542,889	$1,479,951	$927,891	$2,763,520	$13,382,894	$13,168,623
Average rate	7.48%	6.34%	6.36%	5.92%	6.32%	6.35%	6.70%

Fixed rate deposits (3)	$3,422,714	$457,792	$137,390	$99,857	$82,354	$194,524	$4,394,631	$4,377,688
Average rate	4.50%	4.22%	4.14%	4.45%	4.75%	4.53%	4.46%
Floating rate deposits (4)	1,737,694	273,033	273,033	260,297	253,787	3,039,959	5,837,803	5,837,803
Average rate	3.01%	1.02%	1.02%	0.90%	0.84%	0.69%	1.43%

Fixed rate borrowings (5)	284,564	196,989	59,565	89,565	536	261,435	892,654	909,647
Average rate	5.10%	5.17%	4.95%	5.92%	4.75%	5.87%	5.41%
Floating rate borrowings (6)	1,861,951	228,000	—	—	—	1,565	2,091,516	2,091,516
Average rate	5.03%	4.73%	—	—	—	8.44%	5.00%

Total	$7,306,923	$1,155,814	$469,988	$449,719	$336,677	$3,497,483	$13,216,604	$13,216,654
Average rate	4.30%	3.73%	2.43%	2.69%	1.80%	1.30%	3.27%

(1)	Amounts are based on contractual payments and maturities, adjusted for estimated prepayments.

(2)	Amounts are based on contractual maturities; adjusted for estimated prepayments on mortgage-backed securities, collateralized mortgage obligations and expected call on agency and municipal securities.

(3)	Amounts are based on contractual maturities of time deposits.

(4)	Estimated based on history of deposit flows.

(5)	Amounts are based on contractual maturities of debt instruments, adjusted for possible calls.

(6)	Amounts include Federal funds purchased, short-term promissory notes, floating FHLB advances and securities sold under agreements to repurchase, which mature in less than 90 days, in addition to junior subordinated deferrable interest debentures.

(7)	Floating rate loans include adjustable rate mortgages.

(8)	Line of credit amounts are based on historical cash flows, with an average life of approximately 5 years.
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
In addition to the interest rate sensitive financial instruments included in the preceding table, the Corporation also had interest rate swaps with a notional amount of $290.0 million as of December 31, 2006. These swaps were used to hedge certain long-term fixed rate certificates of deposit. The terms of the certificates of deposit and the interest rate swaps are similar and were committed to simultaneously. Under the terms of the swap agreements, the Corporation is the fixed rate receiver and the floating rate payer (generally tied to the three-month LIBOR, a common index used for setting rates between financial institutions). The combination of the interest rate swaps and the issuance of the certificates of deposit generates long-term floating rate funding for the Corporation. As of December 31, 2006, the Corporation’s weighted average receive and pay rates were 4.62% and 5.28%, respectively.
The Corporation uses three complementary methods to measure and manage interest rate risk. They are static gap analysis, simulation of earnings, and estimates of economic value of equity.
Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into repricing periods. The sum of assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits having non-contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans, mortgage-backed securities and collateralized mortgage obligations includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative six-month gap to plus or minus 15% of total earning assets. The cumulative six-month gap as of December 31, 2006 was negative 4.1%. The cumulative six-month ratio of rate sensitive assets to rate sensitive liabilities as of December 31, 2006 was 0.91.
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

	Annual change
Rate Shock	in net interest income	% Change
+300 bp	+ $7.5 million	+1.6%
+200 bp	+ $5.1 million	+1.1%
+100 bp	+ $2.7 million	+0.6%
-100 bp	- $4.4 million	-0.9%
-200 bp	- $11.8 million	-2.4%
-300 bp	- $21.2 million	-4.4%
Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point “shock” in interest rates. As of December 31, 2006, the Corporation was within policy limits for every basis point “shock” movement in interest rates.
As with any modeling system, the results of the static gap and simulation of net interest income and economic value of equity are a function of the assumptions and projections built into the model. The actual behavior of the financial instruments could differ from these assumptions and projections.

Item 8. Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per-share data)

	December 31
	2006	2005
Assets
Cash and due from banks	$355,018	$368,043
Interest-bearing deposits with other banks	27,529	31,404
Federal funds sold	659	528
Loans held for sale	239,042	243,378
Investment securities:
Held to maturity (estimated fair value of $12,534 in 2006 and $18,317 in 2005)	12,524	18,258
Available for sale	2,865,714	2,543,887

Loans, net of unearned income	10,374,323	8,424,728
Less: Allowance for loan losses	(106,884)	(92,847)

Net Loans	10,267,439	8,331,881

Premises and equipment	191,401	170,254
Accrued interest receivable	71,825	53,261
Goodwill	626,042	418,735
Intangible assets	37,733	29,687
Other assets	224,038	192,239

Total Assets	$14,918,964	$12,401,555

Liabilities
Deposits:
Noninterest-bearing	$1,831,419	$1,672,637
Interest-bearing	8,401,050	7,132,202

Total Deposits	10,232,469	8,804,839

Short-term borrowings:
Federal funds purchased	1,022,351	939,096
Other short-term borrowings	658,489	359,866

Total Short-Term Borrowings	1,680,840	1,298,962

Accrued interest payable	61,392	38,604
Other liabilities	123,805	115,834
Federal Home Loan Bank advances and long-term debt	1,304,148	860,345

Total Liabilities	13,402,654	11,118,584

Shareholders’ Equity
Common stock, $2.50 par value, 600 million shares authorized, 190.8 million shares issued in 2006 and 181.0 million shares issued in 2005	476,987	430,827
Additional paid-in capital	1,246,823	996,708
Retained earnings	92,592	138,529
Accumulated other comprehensive loss	(39,091)	(42,285)
Treasury stock (17.1 million shares in 2006 and 16.1 million shares in 2005), at cost	(261,001)	(240,808)

Total Shareholders’ Equity	1,516,310	1,282,971

Total Liabilities and Shareholders’ Equity	$14,918,964	$12,401,555

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per-share data)

	Year Ended December 31
	2006	2005	2004
Interest Income
Loans, including fees	$727,297	$517,413	$394,765
Investment securities:
Taxable	97,652	74,921	76,792
Tax-exempt	14,896	12,114	9,553
Dividends	6,568	4,793	4,023
Loans held for sale	15,564	14,940	8,407
Other interest income	2,530	1,586	103

Total Interest Income	864,507	625,767	493,643

Interest Expense
Deposits	246,941	140,774	89,779
Short-term borrowings	78,043	34,414	15,182
Long-term debt	53,960	38,031	31,033

Total Interest Expense	378,944	213,219	135,994

Net Interest Income	485,563	412,548	357,649
Provision for Loan Losses	3,498	3,120	4,717

Net Interest Income After Provision for Loan Losses	482,065	409,428	352,932

Other Income
Investment management and trust services	37,441	35,669	34,817
Service charges on deposit accounts	43,773	40,198	39,451
Other service charges and fees	26,792	24,229	20,494
Gains on sales of loans	21,086	25,032	19,262
Investment securities gains	7,439	6,625	17,712
Other	13,344	12,545	7,128

Total Other Income	149,875	144,298	138,864

Other Expenses
Salaries and employee benefits	213,913	181,889	166,026
Net occupancy expense	36,493	29,275	23,813
Equipment expense	14,251	11,938	10,769
Data processing	12,228	12,395	11,430
Advertising	10,638	8,823	6,943
Intangible amortization	7,907	5,311	4,726
Other	70,561	66,660	53,808

Total Other Expenses	365,991	316,291	277,515

Income Before Income Taxes	265,949	237,435	214,281
Income Taxes	80,422	71,361	64,673

Net Income	$185,527	$166,074	$149,608

Per-Share Data:
Net Income (Basic)	$1.07	$1.01	$0.95
Net Income (Diluted)	1.06	1.00	0.94
Cash Dividends	0.581	0.540	0.493
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Accumulated
	Number of		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Total
	(dollars in thousands)
Balance at January 1, 2004	149,189,000	$284,480	$648,155	$104,187	$12,267	$(100,772)	$948,317
Comprehensive Income:
Net Income				149,608			149,608
Unrealized loss on securities (net of $5.6 million tax effect)					(10,329)		(10,329)
Less — reclassification adjustment for gains included in net income (net of $6.2 million tax expense)					(11,513)		(11,513)
Minimum pension liability adjustment (net of $300,000 tax effect)					(558)		(558)

Total comprehensive income							127,208

Stock dividend - 5%		15,278	100,247	(115,615)			(90)
Stock issued, including related tax benefits	1,376,000		(9,141)			19,027	9,886
Stock-based compensation awards			3,900				3,900
Stock issued for acquisition of Resource Bankshares Corporation	11,851,000	21,498	164,365				185,863
Stock issued for acquisition of First Washington FinancialCorp.	7,533,000	14,348	110,877				125,225
Acquisition of treasury stock	(4,941,000)					(78,966)	(78,966)
Cash dividends — $0.493 per share				(77,256)			(77,256)

Balance at December 31, 2004	165,008,000	$335,604	$1,018,403	$60,924	$(10,133)	$(160,711)	$1,244,087
Comprehensive Income:
Net Income				166,074			166,074
Unrealized loss on securities (net of $14.1 million tax effect)					(26,219)		(26,219)
Unrealized loss on derivative financial instruments (net of $1.2 million tax effect)					(2,185)		(2,185)
Less — reclassification adjustment for gains included in net income (net of $2.3 million tax expense)					(4,306)		(4,306)
Minimum pension liability adjustment (net of $300,000 tax effect)					558		558

Total comprehensive income							133,922

5-for-4 stock split paid in the form of a 25 % stock dividend		84,046	(84,114)				(68)
Stock issued, including related tax benefits	1,176,000	1,809	4,179			5,071	11,059
Stock-based compensation awards			1,041				1,041
Stock issued for acquisition of SVB Financial Services, Inc.	3,934,000	9,368	57,199				66,567
Acquisition of treasury stock	(5,250,000)					(85,168)	(85,168)
Cash dividends — $0.540 per share				(88,469)			(88,469)

Balance at December 31, 2005	164,868,000	$430,827	$996,708	$138,529	$(42,285)	$(240,808)	$1,282,971
Comprehensive Income:
Net Income				185,527			185,527
Unrealized gain on securities (net of $9.8 million tax effect)					18,132		18,132
Unrealized loss on derivative financial instrument (net of $702,000 tax effect)					(1,304)		(1,304)
Less — reclassification adjustment for gains included in net income (net of $2.6 million tax expense)					(4,835)		(4,835)

Total comprehensive income							197,520

Adjustment to initially apply Statement 158 (net of $3.1 million tax effect)					(8,799)		(8,799)
Stock dividend - 5%		22,648	107,952	(130,600)			—
Stock issued, including related tax benefits	1,222,000	2,989	6,868				9,857
Stock-based compensation awards			1,687				1,687
Stock issued for acquisition of Columbia Bancorp	8,619,000	20,523	133,608				154,131
Acquisition of treasury stock	(1,061,000)					(16,770)	(16,770)
Accelerated share repurchase settlement						(3,423)	(3,423)
Cash dividends — $0.581 per share				(100,864)			(100,864)

Balance at December 31, 2006	173,648,000	$476,987	$1,246,823	$92,592	$(39,091)	$(261,001)	$1,516,310

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$185,527	$166,074	$149,608

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,498	3,120	4,717
Depreciation and amortization of premises and equipment	16,905	14,338	12,409
Net amortization of investment security premiums	3,608	5,158	9,906
Deferred income tax (benefit) expense	(5,779)	990	816
Investment securities gains	(7,439)	(6,625)	(17,712)
Gains on sales of loans	(21,086)	(25,468)	(19,262)
Proceeds from sales of mortgage loans held for sale	1,948,276	2,300,098	1,475,000
Originations of mortgage loans held for sale	(1,922,854)	(2,315,410)	(1,456,465)
Amortization of intangible assets	7,907	5,311	4,726
Stock-based compensation	1,687	1,041	3,900
Excess tax benefits from stock-based compensation	(783)	(269)	(177)
(Increase) decrease in accrued interest receivable	(11,908)	(10,501)	22
(Increase) decrease in other assets	(12,613)	5,376	4,636
Increase (decrease) in accrued interest payable	21,741	11,008	(759)
(Decrease) increase in other liabilities	(7,384)	(7,756)	3,266

Total adjustments	13,776	(19,583)	25,023

Net cash provided by operating activities	199,303	146,491	174,631

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	147,194	143,806	235,332
Proceeds from maturities of securities held to maturity	5,923	10,846	8,870
Proceeds from maturities of securities available for sale	598,111	666,060	816,834
Purchase of securities held to maturity	(698)	(4,403)	(11,402)
Purchase of securities available for sale	(868,876)	(861,897)	(269,776)
Decrease (increase) in short-term investments	20,598	78,265	(9,188)
Net increase in loans	(886,372)	(589,053)	(577,403)
Net cash (paid for) received from acquisitions	(109,729)	(3,791)	7,810
Net purchase of premises and equipment	(30,277)	(28,336)	(16,161)

Net cash (used in) provided by investing activities	(1,124,126)	(588,503)	184,916

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand and savings deposits	(137,546)	35,153	293,331
Net increase (decrease) in time deposits	596,240	400,672	(174,453)
Additions to long-term debt	550,166	319,606	45,000
Repayments of long-term debt	(186,499)	(168,207)	(63,509)
Increase (decrease) in short-term borrowings	197,795	104,438	(338,845)
Dividends paid	(98,022)	(85,495)	(74,802)
Net proceeds from issuance of common stock	9,074	10,722	9,619
Excess tax benefits from stock-based compensation	783	269	177
Acquisition of treasury stock	(20,193)	(85,168)	(78,966)

Net cash provided by (used in) financing activities	911,798	531,990	(382,448)

Net (Decrease) Increase in Cash and Due From Banks	(13,025)	89,978	(22,901)
Cash and Due From Banks at Beginning of Year	368,043	278,065	300,966

Cash and Due From Banks at End of Year	$355,018	$368,043	$278,065

Supplemental Disclosures of Cash Flow Information
Cash paid during period for:
Interest	$357,203	$202,211	$136,753
Income taxes	77,327	60,539	54,457
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business: Fulton Financial Corporation (Parent Company) is a multi-bank financial holding company which provides a full range of banking and financial services to businesses and consumers through its wholly owned banking subsidiaries: Fulton Bank, Lebanon Valley Farmers Bank, Swineford National Bank, Lafayette Ambassador Bank, FNB Bank N.A., Hagerstown Trust, Delaware National Bank, The Bank, The Peoples Bank of Elkton, Skylands Community Bank, Resource Bank, First Washington State Bank, Somerset Valley Bank and The Columbia Bank as well as its financial services subsidiaries, Fulton Financial Advisors, N.A., and Fulton Insurance Services Group, Inc. In addition, the Parent Company owns the following non-bank subsidiaries: Fulton Financial Realty Company, Fulton Reinsurance Company, LTD, Central Pennsylvania Financial Corp., FFC Management, Inc. and FFC Penn Square, Inc. Collectively, the Parent Company and its subsidiaries are referred to as the Corporation.
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
Basis of Financial Statement Presentation: The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP) and include the accounts of the Parent Company and all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates.
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
Accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest, except for adequately collateralized mortgage loans. When interest accruals are discontinued, unpaid interest credited to income is reversed. Non-accrual loans are restored to accrual status when all delinquent principal and interest become current or the loan is considered secured and in the process of collection.
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
A loan is considered to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Generally, these are loans that management has placed on non-accrual status. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or fair value of the collateral if the loan is collateral dependent. An allowance is allocated to an impaired loan if the carrying value exceeds the calculated estimated fair value.
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
Loans and lease financing receivables deemed to be a loss are written off through a charge against the allowance for loan losses. Consumer loans are generally charged off when they become 120 days past due if they are not adequately secured by real estate. All other loans are evaluated for possible charge-off when it is probable that the balance will not be collected, based on the ability of the borrower to pay and the value of the underlying collateral. Recoveries of loans previously charged off are recorded as an increase to the allowance for loan losses. Past due status is determined based on contractual due dates for loan payments.
Lease financing receivables include both open and closed end leases for the purchase of vehicles and equipment. Residual values are set at the inception of the lease and are reviewed periodically for impairment. If the impairment is considered to be other than temporary, the resulting reduction in the net investment in the lease is recognized as a loss in the period.
Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization is generally computed using the straight-line method over the estimated useful lives of the related assets, which are a maximum of 50 years for buildings and improvements, 8 years for furniture and 5 years for equipment. Leasehold improvements are amortized over the shorter of 15 years or the non-cancelable lease term. Interest costs incurred during the construction of major bank premises are capitalized.
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
Mortgage Servicing Rights: The estimated fair value of mortgage servicing rights (MSR’s) related to loans sold and serviced by the Corporation is recorded as an asset upon the sale of such loans. MSR’s are amortized as a reduction to servicing income over the estimated lives of the underlying loans. In addition, MSR’s are evaluated quarterly for impairment and, if necessary, additional amortization is recorded.
In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (Statement 156). Statement 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. Statement

156 also provides guidance on subsequent measurement methods for each class of separately recognized servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. This statement is effective for fiscal years beginning after September 15, 2006, or January 1, 2007 for the Corporation. The Corporation has elected to continue amortizing MSR’s over the estimated lives of the underlying loans. As a result, the adoption of this standard did not impact the Corporation’s consolidated financial statements.
Derivative Financial Instruments: As of December 31, 2006, interest rate swaps with a notional amount of $290.0 million were used to hedge certain long-term fixed rate certificates of deposit. The terms of the certificates of deposit and the interest rate swaps are similar and were committed to simultaneously. Under the terms of the swap agreements, the Corporation is the fixed rate receiver and the floating rate payer (generally tied to the three month London Interbank Offering Rate, or LIBOR, a common index used for setting rates between financial institutions). The interest rate swaps are classified as fair value hedges and both the interest rate swaps and the certificates of deposit are recorded at fair value, with changes in the fair values during the period recorded to other income or expense. For interest rate swaps accounted for as fair value hedges, ineffectiveness is the difference between the changes in the fair value of the interest rate swaps and the hedged items, in this case the certificates of deposit. The Corporation’s analysis of effectiveness indicated the hedges were highly effective as of December 31, 2006. For the year ended December 31, 2006, a net gain of $217,000 was recorded in other expense, representing the net impact of the changes in fair values of the interest rate swaps and the certificates of deposit, compared to a net loss of $110,000 recorded for the year ended December 31, 2005.
The Corporation entered into a forward-starting interest rate swap with a notional amount of $150.0 million in October 2005 in anticipation of the issuance of $150.0 million of trust preferred securities in January 2006. This was accounted for as a cash flow hedge as it hedges the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. As of December 31, 2005, $2.2 million had been recorded as an other comprehensive loss, representing the estimated fair value of the swap on that date, net of a $1.2 million tax effect. The Corporation settled this derivative in January 2006 for a total payment of $5.5 million to the counterparty that resulted in an additional $1.4 million charge to other comprehensive loss, net of a $751,000 tax effect. The total amount recorded to other comprehensive loss, $3.6 million, is being amortized to interest expense over the life of the related securities using the effective interest method. The total amount of net losses in accumulated other comprehensive loss that will be reclassified to interest expense in 2007 is expected to be approximately $185,000.
In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (Statement 155). Statement 155 amends the guidance in FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, thereby eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. Statement 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement date after the beginning of a company’s first fiscal year that begins after September 15, 2006, or January 1, 2007 for the Corporation. Adoption of Statement 155 did not have an impact on the Corporation’s consolidated financial statements.
Income Taxes: The provision for income taxes is based upon income before income taxes, adjusted primarily for the effect of tax-exempt income and net credits received from investments in low and moderate income housing partnerships (LIH investments). Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the deferred tax asset or liability from period to period.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. Specifically, the interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006, or January 1, 2007 for the Corporation. The Corporation is evaluating the impact of FIN 48 in all tax positions and does not believe there is any material impact of adopting FIN 48 on the Corporation’s consolidated financial statements.
Stock-Based Compensation: The Corporation accounts for its stock-based compensation awards in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (Statement 123R), which requires public companies to recognize compensation expense related to stock-based compensation awards in their income statements. Compensation expense is equal to the fair value of the stock-based compensation awards, net of estimated forfeitures, and is recognized over the vesting period of such awards.
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

	2006	2005	2004
	(in thousands)
Weighted average shares outstanding (basic)	172,830	164,234	156,759
Impact of common stock equivalents	2,042	2,026	1,694

Weighted average shares outstanding (diluted)	174,872	166,260	158,453

Stock options excluded from the diluted shares computation as their effect would have been anti-dilutive	2,179	1,197	—

Disclosures about Segments of an Enterprise and Related Information: The Corporation does not have any operating segments which require disclosure of additional information. While the Corporation owns several separate banks, each engages in similar activities, provides similar products and services, and operates in the same general geographical area. The Corporation’s non-banking activities are immaterial and, therefore, separate information has not been disclosed.
Financial Guarantees: Financial guarantees, which consist primarily of standby and commercial letters of credit, are accounted for by recognizing a liability equal to the fair value of the guarantees and crediting the liability to income over the term of the guarantee. Fair value is estimated using the fees currently charged to enter into similar agreements with similar terms.
Business Combinations and Intangible Assets: The Corporation accounts for its acquisitions using the purchase accounting method as required by Statement of Financial Accounting Standards No. 141, “Business Combinations”. Purchase accounting requires the total purchase price to be allocated to the estimated fair values of assets and liabilities acquired, including certain intangible assets that must be recognized. Typically, this allocation results in the purchase price exceeding the fair value of net assets acquired, which is recorded as goodwill.
As required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (Statement 142), goodwill is not amortized to expense, but is tested for impairment at least annually. Write-downs of the balance, if necessary as a result of the impairment test, are to be charged to expense in the period in which goodwill is determined to be impaired. The Corporation performs its annual test of goodwill impairment as of October 31st of each year. Based on the results of these tests the Corporation concluded that there was no impairment and no write-downs were recorded in 2006, 2005 or 2004. If certain events occur which might indicate goodwill has been impaired between annual tests, the goodwill must be tested when such events occur.
As required by Statement of Financial Accounting Standards No. 147, “Acquisitions of Certain Financial Institutions” the excess purchase price recorded in qualifying branch acquisitions are treated in the same manner as Statement 142 goodwill.
Variable Interest Entities: FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51” (FIN 46), provides guidance on when to consolidate certain Variable Interest Entities (VIE’s) in the financial statements of the Corporation. VIE’s are entities in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance activities without additional financial support from other parties. Under FIN 46, a company must consolidate a VIE if the company has a variable interest that will absorb a majority of the VIE’s losses, if they occur, and/or receive a majority of the VIE’s residual returns, if they occur. For the Corporation, FIN 46 affects securities issued by subsidiary trusts (Subsidiary Trusts) and its LIH investments.

As required by Staff Position FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (Staff Position FIN 46(R)-6), the Corporation has addressed how an entity should determine the variability to be considered in applying FIN 46, including, the determination of (a) whether the entity is a VIE, (b) which interests are “variable interests” in the entity and (c) which party, if any, is the primary beneficiary of the VIE. The staff position had no impact the Corporation’s consolidated financial statements.
The provisions of FIN 46 related to Subsidiary Trusts, as interpreted by the Securities and Exchange Commission (SEC), disallow consolidation of Subsidiary Trusts in the financial statements of the Corporation. As a result, securities that were issued by the trusts (Trust Preferred Securities) are not included in the Corporation’s consolidated balance sheets. The junior subordinated debentures issued by the Parent Company to the Subsidiary Trusts, which have the same total balance and rate as the combined equity securities and trust preferred securities issued by the Subsidiary Trusts, remain in long-term debt (See Note I, “Short-Term Borrowings and Long-Term Debt”).
LIH Investments are amortized under the effective interest method over the life of the Federal income tax credits generated as a result of such investments, generally ten years. At December 31, 2006 and 2005, the Corporation’s LIH Investments, included in other assets in the consolidated balance sheets, totaled $41.3 million and $44.2 million, respectively. The net income tax benefit associated with these investments was $3.9 million, $4.9 million, and $4.5 million in 2006, 2005 and 2004, respectively. None of the Corporation’s LIH Investments met the consolidation criteria of FIN 46 or Staff Position FIN 46(R)-6 as of December 31, 2006 or 2005.
Fair Value Measurements: In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosure requirements for fair value measurements. Statement 157 does not require any new fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007, or January 1, 2008 for the Corporation. The Corporation is currently evaluating the impact of Statement 157 on the consolidated financial statements.
Endorsement Split-Dollar Life Insurance Arrangements: In September 2006, the FASB ratified Emerging Issues Task Force (EITF) issue 06-4, “Accounting for Deferred Compensation and Post-retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements ” (EITF 06-4). EITF 06-4 addresses accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to post-retirement periods. EITF 06-4 would require that the post-retirement benefit aspects of an endorsement-type split-dollar life insurance arrangement be recognized as a liability by the employer and that the obligation is not settled upon entering into an insurance arrangement. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, or January 1, 2008 for the Corporation. The Corporation is currently evaluating the impact of EITF 06-4 on the consolidated financial statements.
Fair Value Option for Financial Assets and Liabilities: In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (Statement 159). Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value and amends Statement 115 to, among other things, require certain disclosures for amounts for which the fair value option is applied. Additionally, this standard provides that an entity may reclassify held-to-maturity and available-for-sale securities to the trading account when the fair value option is elected for such securities, without calling into question the intent to hold other securities to maturity in the future. This standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or January 1, 2008 for the Corporation. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of Statement 157. The Corporation has not completed its assessment of SFAS 159 and the impact, if any, on the consolidated financial statements.
Reclassifications and Restatements: Certain amounts in the 2005 and 2004 consolidated financial statements and notes have been reclassified to conform to the 2006 presentation.
The Corporation paid a 5% stock dividend in June 2006. All share and per-share information has been restated to reflect the impact of this stock dividend.
NOTE B – RESTRICTIONS ON CASH AND DUE FROM BANKS
The Corporation’s subsidiary banks are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against their deposit liabilities. The amount of such reserves as of December 31, 2006 and 2005 was $13.7 million and $97.4 million, respectively.

NOTE C – INVESTMENT SECURITIES
The following tables present the amortized cost and estimated fair values of investment securities as of December 31:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
2006 Held to Maturity

U.S. Government sponsored agency securities	$7,648	$—	$(68)	$7,580
State and municipal securities	1,262	11	—	1,273
Corporate debt securities	75	—	—	75
Mortgage-backed securities	3,539	68	(1)	3,606

	$12,524	$79	$(69)	$12,534

2006 Available for Sale

Equity securities	$165,931	$2,960	$(3,255)	$165,636
U.S. Government securities	17,062	5	(1)	17,066
U.S. Government sponsored agency securities	289,816	129	(1,480)	288,465
State and municipal securities	493,525	1,599	(6,845)	488,279
Corporate debt securities	69,575	1,449	(387)	70,637
Collateralized mortgage obligations	494,484	1,609	(3,569)	492,524
Mortgage-backed securities	1,376,651	2,265	(35,809)	1,343,107

	$2,907,044	$10,016	$(51,346)	$2,865,714

2005 Held to Maturity

U.S. Government sponsored agency securities	$7,512	$—	$(103)	$7,409
State and municipal securities	5,877	19	—	5,896
Mortgage-backed securities	4,869	143	—	5,012

	$18,258	$162	$(103)	$18,317

2005 Available for Sale

Equity securities	$137,462	$2,029	$(3,959)	$135,532
U.S. Government securities	35,124	—	(6)	35,118
U.S. Government sponsored agency securities	213,748	163	(1,261)	212,650
State and municipal securities	444,034	1,044	(6,091)	438,987
Corporate debt securities	64,478	1,860	(504)	65,834
Collateralized mortgage obligations	265,033	301	(2,831)	262,503
Mortgage-backed securities	1,445,796	556	(53,089)	1,393,263

	$2,605,675	$5,953	$(67,741)	$2,543,887

The amortized cost and estimated fair value of debt securities at December 31, 2006, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
		(in thousands)
Due in one year or less	$192	$192	$80,242	$80,036
Due from one year to five years	8,614	8,556	529,333	522,535
Due from five years to ten years	179	179	90,153	89,508
Due after ten years	—	—	170,250	172,368

	8,985	8,927	869,978	864,447
Collateralized mortgage obligations	—	—	494,484	492,524
Mortgage-backed securities	3,539	3,607	1,376,651	1,343,107

	$12,524	$12,534	$2,741,113	$2,700,078

Gross gains totaling $7.1 million, $5.9 million and $14.8 million were realized on the sale of equity securities during 2006, 2005 and 2004, respectively. Gross losses on the sale of equity securities, including losses recognized for other than temporary impairment, as discussed below, totaling $163,000, $68,000 and $149,000 were realized during 2006, 2005 and 2004, respectively. Gross gains totaling $555,000, $1.7 million and $3.1 million were realized on the sale of debt securities during 2006, 2005 and 2004, respectively. Gross losses totaling $81,000, $811,000 and $28,000 were realized on the sale of debt securities during 2006, 2005 and 2004, respectively.
Securities carried at $1.4 billion and $1.3 billion at December 31, 2006 and 2005, respectively, were pledged as collateral to secure public and trust deposits, customer repurchase agreements and interest rate swaps. Available for sale equity securities include restricted investment securities issued by the Federal Home Loan Bank and Federal Reserve Bank totaling $71.8 million and $56.9 million at December 31, 2006 and 2005, respectively.
The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006:

	Less Than 12 months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	FairValue	Losses	Fair Value	Losses
			(in thousands)
U.S. Government securities	$5,948	$(1)	$—	$—	$5,948	$(1)
U.S. Government sponsored agency securities	121,546	(361)	130,767	(1,187)	252,313	(1,548)
State and municipal securities	60,640	(500)	294,956	(6,345)	355,596	(6,845)
Corporate debt securities	8,112	(145)	13,180	(242)	21,292	(387)
Collateralized mortgage obligations	175,527	(1,045)	120,192	(2,524)	295,719	(3,569)
Mortgage-backed securities	99,432	(2,075)	1,034,860	(33,735)	1,134,292	(35,810)

Total debt securities	471,205	(4,127)	1,593,955	(44,033)	2,065,160	(48,160)
Equity securities	22,325	(1,638)	16,623	(1,617)	38,948	(3,255)

	$493,530	$(5,765)	$1,610,578	$(45,650)	$2,104,108	$(51,415)

The majority of the mortgage-backed securities shown in the above table were purchased during 2003 and 2004 when mortgage rates were at historical lows. Unrealized losses on these securities at December 31, 2006 resulted from the increase in market rates over the past 30 months. Because the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association guarantee the timely payment of principal on mortgage-backed securities, the credit risk for these securities is minimal and, as such, no impairment write-offs were considered to be necessary. For similar reasons, the Corporation does not consider unrealized losses associated with U.S. government sponsored agency securities or state and municipal securities as an indication of impairment.

The Corporation evaluates whether unrealized losses on equity investments indicate other than temporary impairment. Based upon this evaluation, losses of $122,000, $65,000 and $137,000 were recognized in 2006, 2005 and 2004, respectively.
NOTE D – LOANS AND ALLOWANCE FOR LOAN LOSSES
Gross loans are summarized as follows as of December 31:

	2006	2005
	(in thousands)
Commercial — industrial and financial	$2,603,224	$2,044,010
Commercial — agricultural	361,962	331,659
Real-estate — commercial mortgage	3,213,809	2,831,405
Real-estate — residential mortgage	696,836	567,733
Real-estate — home equity	1,455,439	1,205,523
Real-estate — construction	1,428,809	851,451
Consumer	523,066	520,098
Leasing and other	100,711	79,738

	10,383,856	8,431,617
Unearned income	(9,533)	(6,889)

	$10,374,323	$8,424,728

Changes in the allowance for loan losses were as follows for the years ended December 31:

	2006	2005	2004
	(in thousands)
Balance at beginning of year	$92,847	$89,627	$77,700

Loans charged off	(6,969)	(8,204)	(8,877)
Recoveries of loans previously charged off	4,517	5,196	4,520

Net loans charged off	(2,452)	(3,008)	(4,357)

Provision for loan losses	3,498	3,120	4,717
Allowance purchased	12,991	3,108	11,567

Balance at end of year	$106,884	$92,847	$89,627

The following table presents non-performing assets as of December 31:

	2006	2005
	(in thousands)
Non-accrual loans	$33,113	$36,560
Accruing loans greater than 90 days past due	20,632	9,012
Other real estate owned	4,103	2,072

	$57,848	$47,644

The amount of overdraft deposit balances that have been reported as loans were $24.3 million and $18.9 million as of December 31, 2006 and 2005, respectively.
Interest of approximately $2.6 million, $3.0 million and $1.5 million was not recognized as interest income due to the non-accrual status of loans during 2006, 2005 and 2004, respectively.
The recorded investment in loans that were considered to be impaired as defined by Statement 114 was $18.5 million and $13.2 million at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, impaired loans had related allowances for loan losses of $5.1 million and $5.9 million, respectively. There were no impaired loans in 2006 and 2005 that did not have a related allowance for loan losses. The average recorded investment in impaired loans during the years ended December 31, 2006, 2005 and 2004 was approximately $13.7 million, $9.1 million and $7.4 million, respectively.
The Corporation applies all payments received on non-accruing impaired loans to principal until such time as the principal is paid off, after which time any additional payments received are recognized as interest income. The Corporation recognized interest income of approximately $636,000, $462,000 and $55,000 on impaired loans in 2006, 2005 and 2004, respectively.
The Corporation has extended credit to the officers and directors of the Corporation and to their associates. Related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans, including unadvanced commitments, was $273.8 million and $267.2 million at December 31, 2006 and 2005, respectively. During 2006, additions totaled $65.3 million and repayments totaled $90.0 million. The Columbia Bank added $16.4 million to related party loans.
The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $981.4 million and $1.1 billion at December 31, 2006 and 2005, respectively.
NOTE E – PREMISES AND EQUIPMENT
The following is a summary of premises and equipment as of December 31:

	2006	2005
	(in thousands)
Land	$30,610	$26,693
Buildings and improvements	203,551	180,153
Furniture and equipment	136,576	119,179
Construction in progress	8,034	5,483

	378,771	331,508
Less: Accumulated depreciation and amortization	(187,370)	(161,254)

	$191,401	$170,254

NOTE F – GOODWILL AND INTANGIBLE ASSETS
The following table summarizes the changes in goodwill:

	2006	2005	2004
	(in thousands)
Balance at beginning of year	$418,735	$364,019	$127,202
Goodwill additions	207,307	54,716	236,817

Balance at end of year	$626,042	$418,735	$364,019

See Note Q, “Mergers and Acquisitions” for information regarding goodwill acquired in 2006 and 2005.

The following table summarizes intangible assets at December 31:

	2006			2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
			(in thousands)
Amortizing:
Core deposit	$50,279	$(17,927)	$32,352	$35,590	$(11,214)	$24,376
Non-compete	475	(230)	245	475	(135)	340
Unidentifiable	8,897	(6,305)	2,592	8,897	(5,206)	3,691

Total amortizing	59,651	(24,462)	35,189	44,962	(16,555)	28,407
Non-amortizing	2,544	—	2,544	1,280	—	1,280

	$62,195	$(24,462)	$37,733	$46,242	$(16,555)	$29,687

Core deposit intangible assets are amortized using an accelerated method over the estimated remaining life of the acquired core deposits. As of December 31, 2006, these assets had a weighted average remaining life of approximately eight years. Unidentifiable intangible assets related to branch acquisitions are amortized on a straight-line basis over ten years. Non-compete intangible assets are being amortized on a straight-line basis over five years, which is the term of the underlying contracts. Amortization expense related to intangible assets totaled $7.9 million, $5.3 million and $4.7 million in 2006, 2005 and 2004, respectively.
Amortization expense for the next five years is expected to be as follows (in thousands):

Year
2007	$7,463
2008	6,222
2009	5,489
2010	4,692
2011	3,514
NOTE G – MORTGAGE SERVICING RIGHTS
The following table summarizes the changes in mortgage servicing rights (MSR’s), which are included in other assets in the consolidated balance sheets:

	2006	2005	2004
	(in thousands)
Balance at beginning of year	$7,515	$8,157	$8,396
Originations of mortgage servicing rights	724	1,548	2,138
Amortization expense	(1,640)	(2,190)	(2,377)

Balance at end of year	$6,599	$7,515	$8,157

MSR’s represent the economic value to be derived by the Corporation from its existing contractual rights to service mortgage loans that have been sold. Accordingly, prepayments of the underlying mortgage loan prepayments can impact the value of MSR’s.
The Corporation estimates the fair value of its MSR’s by discounting the estimated cash flows of servicing revenue, net of costs, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections for mortgage-backed securities with rates and terms comparable to the loans underlying the MSR’s. The estimated fair value of MSR’s was approximately $8.2 million and $8.8 million at December 31, 2006 and 2005, respectively.

Estimated MSR amortization expense for the next five years, based on balances at December 31, 2006 and the expected remaining lives of the underlying loans follows (in thousands):

Year
2007	$1,649
2008	1,477
2009	1,280
2010	1,055
2011	800
NOTE H – DEPOSITS
Deposits consisted of the following as of December 31:

	2006	2005
	(in thousands)
Noninterest-bearing demand	$1,831,419	$1,672,637
Interest-bearing demand	1,683,857	1,637,007
Savings and money market accounts	2,287,146	2,125,475
Time deposits	4,430,047	3,369,720

	$10,232,469	$8,804,839

Included in time deposits were certificates of deposit equal to or greater than $100,000 of $1.2 billion and $749.6 million at December 31, 2006 and 2005, respectively. The scheduled maturities of time deposits as of December 31, 2006 were as follows (in thousands):

Year
2007	$3,414,830
2008	461,853
2009	141,949
2010	104,901
2011	86,672
Thereafter	219,842

$4,430,047

NOTE I – SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term borrowings at December 31, 2006, 2005 and 2004 and the related maximum amounts outstanding at the end of any month in each of the three years then ended are presented below. The securities underlying the repurchase agreements remain in available for sale investment securities.

	December 31			Maximum Outstanding
	2006	2005	2004	2006	2005	2004
			(in thousands)
Federal funds purchased	$1,022,351	$939,096	$676,922	$1,236,941	$939,096	$849,200
Securities sold under agreements to repurchase	339,207	352,937	500,206	498,541	573,991	708,830
Short-term promissory notes	279,076	—	—	282,035	—	—
FHLB overnight repurchase agreements	—	2,000	—	2,000	2,000	—
Revolving line of credit	36,318	—	11,930	55,600	33,180	26,000
Other	3,888	4,929	5,466	5,435	13,219	5,807

	$1,680,840	$1,298,962	$1,194,524

The following table presents information related to securities sold under agreements to repurchase:

	December 31
	2006	2005	2004
	(dollars in thousands)
Amount outstanding at December 31	$339,207	$352,937	$500,206
Weighted average interest rate at year end	3.57%	2.61%	1.03%
Average amount outstanding during the year	$356,561	$436,244	$531,196
Weighted average interest rate during the year	3.40%	2.12%	0.97%
The Corporation has a $100.0 million revolving line of credit agreement with an unaffiliated bank that provides for interest to be paid on outstanding balances at the one-month LIBOR plus 0.35%. The credit agreement requires the Corporation to maintain certain financial ratios related to capital strength and earnings. The Corporation was in compliance with all required covenants under the credit agreement as of December 31, 2006.
Federal Home Loan Bank advances and long-term debt included the following as of December 31:

	2006	2005
	(in thousands)
Federal Home Loan Bank advances	$998,521	$717,037
Junior subordinated deferrable interest debentures	206,705	40,724
Subordinated debt	100,000	100,000
Other long-term debt	1,999	3,880
Unamortized issuance costs	(3,077)	(1,296)

	$1,304,148	$860,345

Excluded from the preceding table is the Parent Company’s revolving line of credit with its subsidiary banks ($75.0 million and $61.4 million outstanding at December 31, 2006 and 2005, respectively). This line of credit is secured by equity securities and insurance investments and bears interest at the prime rate, minus 1.5%. Although the line of credit and related interest have been eliminated in consolidation, this borrowing arrangement is senior to the subordinated debt and the junior subordinated deferrable interest debentures.
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

In addition to Fulton Capital Trust I, the Parent Company owns all of the common stock of eight Subsidiary Trusts, which have issued Trust Preferred Securities in conjunction with the Parent Company issuing junior subordinated deferrable interest debentures to the trusts. The terms of the junior subordinated deferrable interest debentures are the same as the terms of the Trust Preferred Securities. The Parent Company’s obligations under the debentures constitute a full and unconditional guarantee by the Parent Company of the obligations of the trusts. The Trust Preferred Securities are redeemable on specified dates, or earlier if the deduction of interest for Federal income taxes is prohibited, the Trust Preferred Securities no longer qualify as Tier I regulatory capital, or if certain other contingencies arise. The Trust Preferred Securities must be redeemed upon maturity. The following table details the terms of the debentures (dollars in thousands):

		Rate at
	Fixed/	December 31,				Callable
Debentures Issued to	Variable	2006	Amount	Maturity	Callable	Rate
Premier Capital Trust	Fixed	8.57%	$10,310	8/15/2028	8/15/2008	104.3%
PBI Capital Trust II	Variable	8.86%	15,464	11/7/2032	11/7/2007	100.0
Resource Capital Trust III	Variable	8.86%	3,093	11/7/2032	11/7/2007	100.0
Bald Eagle Statutory Trust I	Variable	8.81%	4,124	7/31/2031	7/31/2006	107.5
Bald Eagle Statutory Trust II	Variable	8.92%	2,578	6/26/2032	6/26/2007	100.0
Columbia Capital Trust I	Variable	8.01%	6,186	6/30/2039	6/30/2009	100.0
Columbia Capital Trust II	Variable	7.25%	4,124	3/15/2035	3/15/2010	100.0
Columbia Capital Trust III	Variable	7.13%	6,186	6/15/2035	6/15/2010	100.0
Fulton Capital Trust I	Fixed	6.29%	154,640	12/31/2036	NA	NA

			$206,705

The $100.0 million of subordinated debt matures April 1, 2015 and carries a fixed rate of 5.35%. Interest is paid semi-annually in October and April of each year.
Federal Home Loan Bank advances mature through March 2027 and carry a weighted average interest rate of 4.76%. As of December 31, 2006, the Corporation had an additional borrowing capacity of approximately $1.3 billion with the Federal Home Loan Bank. Advances from the Federal Home Loan Bank are secured by Federal Home Loan Bank stock, qualifying residential mortgages, investments and other assets.
The following table summarizes the scheduled maturities of Federal Home Loan Bank advances and long-term debt as of December 31, 2006 (in thousands):

Year
2007	$190,305
2008	184,594
2009	59,138
2010	89,116
2011	595
Thereafter	780,400

$1,304,148

NOTE J – REGULATORY MATTERS
Dividend and Loan Limitations
The dividends that may be paid by subsidiary banks to the Parent Company are subject to certain legal and regulatory limitations. Under such limitations, the total amount available for payment of dividends by subsidiary banks was approximately $320 million at December 31, 2006.
Under current Federal Reserve regulations, the subsidiary banks are limited in the amount they may loan to their affiliates, including the Parent Company. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20%

of each bank subsidiary’s regulatory capital. At December 31, 2006, the maximum amount available for transfer from the subsidiary banks to the Parent Company in the form of loans and dividends was approximately $410 million.
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
Quantitative measures established by regulation to ensure capital adequacy require the subsidiary banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (as defined in the regulations). Management believes, as of December 31, 2006, that all of its bank subsidiaries meet the capital adequacy requirements to which they are subject.
As of December 31, 2006, the Corporation’s five significant subsidiaries, Fulton Bank, The Columbia Bank, Lafayette Ambassador Bank, The Bank and Resource Bank were well-capitalized under the regulatory framework for prompt corrective action based on their capital ratio calculations. As of December 31, 2005, the Corporation’s four significant subsidiaries, Fulton Bank, Lafayette Ambassador Bank, The Bank and Resource Bank were also well-capitalized. To be categorized as well-capitalized, these banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2006 that management believes have changed the institutions’ categories.
The following tables present the total risk-based, Tier I risk-based and Tier I leverage requirements for the Corporation and its significant subsidiaries with total assets in excess of $1.0 billion.

			For Capital
	Actual		Adequacy Purposes		Well-Capitalized
As of December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Corporation	$1,287,443	11.7%	$880,074	8.0%	$1,100,093	10.0%
Fulton Bank	496,555	11.2	356,238	8.0	445,297	10.0
The Columbia Bank	147,565	11.9	99,272	8.0	124,090	10.0
The Bank	119,237	11.4	83,679	8.0	104,599	10.0
Lafayette Ambassador Bank	107,102	10.7	80,069	8.0	100,086	10.0
Resource Bank	107,459	11.2	76,921	8.0	96,151	10.0
Tier I Capital (to Risk-Weighted Assets):
Corporation	$1,083,953	9.9%	$440,037	4.0%	$660,056	6.0%
Fulton Bank	401,584	9.0	178,119	4.0	267,178	6.0
The Columbia Bank	134,167	10.8	49,636	4.0	74,454	6.0
The Bank	96,821	9.3	41,840	4.0	62,759	6.0
Lafayette Ambassador Bank	90,332	9.0	40,035	4.0	60,052	6.0
Resource Bank	89,215	9.3	38,460	4.0	57,691	6.0
Tier I Capital (to Average Assets):
Corporation	$1,083,953	7.7%	$425,125	3.0%	$708,541	5.0%
Fulton Bank	401,584	7.1	168,974	3.0	281,624	5.0
The Columbia Bank	134,167	9.2	43,573	3.0	72,622	5.0
The Bank	96,821	7.5	38,821	3.0	64,701	5.0
Lafayette Ambassador Bank	90,332	7.0	38,942	3.0	64,904	5.0
Resource Bank	89,215	7.0	38,209	3.0	63,681	5.0

e

			For Capital
	Actual		Adequacy Purposes		Well-Capitalized
As of December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Corporation	$1,102,891	12.1%	$730,115	8.0%	$912,644	10.0%
Fulton Bank	409,653	11.1	295,353	8.0	369,191	10.0
Lafayette Ambassador Bank	102,007	11.6	70,539	8.0	88,173	10.0
The Bank	101,532	11.0	73,965	8.0	92,456	10.0
Resource Bank	105,343	11.9	70,786	8.0	88,482	10.0
Tier I Capital (to Risk-Weighted Assets):
Corporation	$910,044	10.0%	$365,057	4.0%	$547,586	6.0%
Fulton Bank	323,466	8.8	147,676	4.0	221,515	6.0
Lafayette Ambassador Bank	85,331	9.7	35,269	4.0	52,904	6.0
The Bank	80,820	8.7	36,983	4.0	55,474	6.0
Resource Bank	86,825	9.8	35,393	4.0	53,089	6.0
Tier I Capital (to Average Assets):
Corporation	$910,044	7.7%	$355,090	3.0%	$591,817	5.0%
Fulton Bank	323,466	7.1	137,077	3.0	228,462	5.0
Lafayette Ambassador Bank	85,331	7.0	36,492	3.0	60,821	5.0
The Bank	80,820	7.0	34,606	3.0	57,676	5.0
Resource Bank	86,825	7.9	33,116	3.0	55,194	5.0
NOTE K – INCOME TAXES
The components of the provision for income taxes are as follows:

	Year ended December 31
	2006	2005	2004
	(in thousands)
Current tax expense:
Federal	$85,010	$69,611	$63,440
State	1,191	760	417

	86,201	70,371	63,857
Deferred tax (benefit) expense	(5,779)	990	816

	$80,422	$71,361	$64,673

The differences between the effective income tax rate and the Federal statutory income tax rate are as follows:

	Year ended December 31
	2006	2005	2004
Statutory tax rate	35.0%	35.0%	35.0%
Effect of tax-exempt income	(3.1)	(2.8)	(2.9)
Effect of low income housing investments	(1.5)	(2.1)	(2.1)
State income taxes, net of Federal benefit	0.3	0.2	0.1
Bank-owned life insurance	(0.4)	(0.3)	(0.3)
Other	(0.1)	(0.1)	0.4

Effective income tax rate	30.2%	30.1%	30.2%

The net deferred tax asset recorded by the Corporation is included in other assets and consists of the following tax effects of temporary differences at December 31:

	2006	2005
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$37,409	$32,496
Unrealized holding losses on securities available for sale	14,432	21,592
Loss and credit carryforwards	11,111	9,217
Deferred compensation	8,954	7,234
Post-retirement and defined benefit plans	5,370	621
LIH Investments	3,644	3,318
Other accrued expenses	2,594	2,412
Stock-based compensation	1,930	1,867
Derivative financial instruments	1,868	1,177
Premises and equipment	1,059	—
Other than temporary impairment of investments	568	1,400
Other	175	129

Total gross deferred tax assets	89,114	81,463

Deferred tax liabilities:
Intangible assets	10,368	6,847
Direct leasing	5,007	9,357
Mortgage servicing rights	2,315	2,653
Acquisition premiums/discounts	983	1,832
Premises and equipment	—	747
Other	2,700	2,997

Total gross deferred tax liabilities	21,373	24,433

Net deferred tax asset before valuation allowance	67,741	57,030
Valuation allowance	(11,087)	(9,193)

Net deferred tax asset	$56,654	$47,837

The valuation allowance relates to state net operating loss carryforwards for which realizability is uncertain. At December 31, 2006 and 2005, the Corporation had state net operating loss carryforwards of approximately $195.0 million and $160.0 million, which are available to offset future state taxable income, and expire at various dates through 2026. In assessing the realizability of deferred assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Corporation will realize the benefits of these deferred tax assets, net of the valuation allowance at December 31, 2006.
NOTE L – EMPLOYEE BENEFIT PLANS
Profit Sharing Plan – A noncontributory defined contribution plan where employer contributions are based on a formula providing for an amount not to exceed 15% of each eligible employee’s annual salary (10% for employees hired subsequent to January 1, 1996). Participants are 100% vested in balances after five years of eligible service. Beginning in 2007, employer contributions will vest over a five-year graded vesting schedule. In addition, the profit sharing plan includes a 401(k) feature which allows employees to defer a portion of their pre-tax salary on an annual basis, with no employer match. Contributions under this feature are 100% vested.
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
Post-retirement Benefits – The Corporation currently provides medical benefits and a death benefit to certain retired full-time employees who were employees of the Corporation prior to January 1, 1998. Certain full-time employees may become eligible for these discretionary benefits if they reach retirement age while working for the Corporation. Benefits are based on a graduated scale for years of service after attaining the age of 40.
The following summarizes the Corporation’s expense under the Profit Sharing, Pension and 401(k) plans for the years ended December 31:

	2006	2005	2004
	(in thousands)
Profit Sharing Plan	$8,427	$7,801	$8,251
Pension Plan	2,467	3,468	3,072
401(k) Plan	1,892	1,376	967

	$12,786	$12,645	$12,290

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans” (Statement 158). Statement 158 requires employers to recognize the overfunded or underfunded status of defined benefit pension plans and post-retirement benefits as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which changes occur through other comprehensive income, in addition to expanded disclosure requirements. The standard requires employers to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet, for fiscal years after December 15, 2008, or December 31, 2008 for the Corporation. All other requirements of the standard were effective as of December 31, 2006 for the Corporation. The Corporation adopted Statement 158 on a prospective basis, resulting in a reclassification of the Corporation’s Pension Plan and Post-retirement Benefits liabilities as of December 31, 2006.
The following table summarizes the impact of Statement 158 on the Corporation’s consolidated balance sheets as of December 31, 2006:

		Statement 158 Adjustments
		Increase/(Decrease)
				After
	Before		Post-	Application of
	Application of	Pension	retirement	Statement 158
	Statement 158	Plan	Benefits	(As Reported)
	(in thousands)
Other assets	$226,337	$(2,040)	$(259)	$224,038
Total assets	14,921,263	(2,040)	(259)	14,918,964

Other liabilities	117,306	7,239	(738)	123,805
Total liabilities	13,396,155	7,239	(738)	13,402,654

Accumulated other comprehensive loss, net of tax	(30,292)	(9,279)	480	(39,091)
Total shareholders’ equity	1,525,109	(9,279)	480	1,516,310

Pension Plan
The net periodic pension cost for the Corporation’s Pension Plan, as determined by consulting actuaries, consisted of the following components for the years ended December 31:

	2006	2005	2004
	(in thousands)
Service cost	$2,431	$2,486	$2,307
Interest cost	3,457	3,370	3,102
Expected return on assets	(4,227)	(3,273)	(3,001)
Net amortization and deferral	806	885	664

Net periodic pension cost	$2,467	$3,468	$3,072

The measurement date for the Pension Plan is September 30. The following table summarizes the changes in the projected benefit obligation and fair value of plan assets for the indicated periods:

	Plan Year Ended
	September 30
	2006	2005
	(in thousands)
Projected benefit obligation, beginning	$63,640	$59,265

Service cost	2,431	2,486
Interest cost	3,457	3,370
Benefit payments	(2,935)	(1,673)
Actuarial (gain) loss	(1,039)	959
Experience gain	(360)	(767)

Projected benefit obligation, ending	$65,194	$63,640

Fair value of plan assets, beginning	$53,457	$41,468

Employer contributions	4,051	10,652
Actual return on assets	3,033	3,010
Benefit payments	(2,935)	(1,673)

Fair value of plan assets, ending	$57,606	$53,457

The funded status of the Pension Plan and the amounts included in the consolidated balance sheets as of December 31 follows:

	2006	2005
	(in thousands)
Projected benefit obligation	$(65,194)	$(63,640)
Fair value of plan assets	57,606	53,457

Funded status	(7,588)	(10,183)

Unrecognized net transition asset (1)	(26)	(38)
Unrecognized prior service cost (1)	61	72
Unrecognized net loss (1)	14,242	15,254

Funded status, less unrecognized pension costs	$6,689	$5,105

Pension (liability) asset recognized in the consolidated balance sheets	$(7,588)	$5,105

Accumulated benefit obligation	$50,827	$50,434

(1)	As required by Statement 158, these amounts were recognized though a charge to other comprehensive loss, net of tax, as of December 31, 2006.

The total amount of unrecognized net loss, net transition asset and prior service cost that will be amortized as components of net periodic pension cost in 2007 is expected to be $702,000, $13,000 and $9,000, respectively.
The following rates were used to calculate net periodic pension cost and the present value of benefit obligations:

	2006	2005	2004
Discount rate-projected benefit obligation	5.75%	5.50%	5.75%
Rate of increase in compensation level	4.50	4.00	4.50
Expected long-term rate of return on plan assets	8.00	8.00	8.00
The 5.75% discount rate used to calculate the present value of benefit obligations is determined using published long-term AA corporate bond rates as of the measurement date, rounded to the nearest 0.25%. The 8.0% long-term rate of return on plan assets used to calculate the net periodic pension cost is based on historical returns. The expected long-term return is considered to be appropriate based on the asset mix and the historical returns realized.
The following table summarizes the weighted average asset allocations as of September 30:

	2006	2005
Cash and equivalents	9.0%	17.0%
Equity securities	51.0	44.0
Fixed income securities	40.0	39.0

Total	100.0%	100.0%

Equity securities consist mainly of equity common trust and mutual funds. Fixed income securities consist mainly of fixed income common trust funds. Pension Plan assets are invested with a balanced growth objective, with target asset allocations between 40 and 70 percent for equity securities and 30 to 60 percent for fixed income securities. The Corporation expects to contribute $2.0 million to the Pension Plan in 2007. Estimated future benefit payments are as follows (in thousands):

Year
2007	$1,555
2008	1,639
2009	1,779
2010	1,984
2011	2,148
2012 – 2016	16,126

$25,231

Post-retirement Benefits
The components of the expense for post-retirement benefits other than pensions are as follows:

	2006	2005	2004
	(in thousands)
Service cost	$367	$406	$364
Interest cost	498	524	474
Expected return on plan assets	(4)	(5)	(2)
Net amortization and deferral	(226)	(226)	(230)

Net post-retirement benefit cost	$635	$699	$606

The following table summarizes the changes in the accumulated post-retirement benefit obligation and fair value of plan assets for the years ended December 31:

	2006	2005
	(in thousands)
Accumulated post-retirement benefit obligation, beginning	$10,849	$8,929

Service cost	367	406
Interest cost	498	524
Benefit payments	(350)	(359)
Change due to change in experience	(1,557)	419
Change due to change in assumptions	(264)	930

Accumulated post-retirement benefit obligation, ending	$9,543	$10,849

Fair value of plan assets, beginning	$146	$150

Employer contributions	340	350
Actual return on assets	7	5
Benefit payments	(350)	(359)

Fair value of plan assets, ending	$143	$146

The funded status of the plan and the amounts included in other liabilities as of December 31 follows:

	2006	2005
	(in thousands)
Accumulated post-retirement benefit obligation	$(9,543)	$(10,849)
Fair value of plan assets	143	146

Funded status	(9,400)	(10,703)

Unrecognized prior service cost (1)	(226)	(453)
Unrecognized net (gain) loss (1)	(512)	1,311

Funded status, less unrecognized post-retirement costs	$(10,138)	$(9,845)

Post-retirement benefit liability recognized in the consolidated balance sheets	$(9,400)	$(9,845)

(1)	As required by Statement 158, these amounts were recognized though a charge to other comprehensive loss, net of tax, as of December 31, 2006.
The total amount of unrecognized prior service cost that will be amortized as a component of net post-retirement benefit cost in 2007 is expected to be $226,000. There is no expected accretion of unrecognized net gain in 2007.
For measuring the post-retirement benefit obligation, the annual increase in the per capita cost of health care benefits was assumed to be 8.5% in year one, declining to an ultimate rate of 4.5% by year eight. This health care cost trend rate has a significant impact on the amounts reported. Assuming a 1.0% increase in the health care cost trend rate above the assumed annual increase, the accumulated post-retirement benefit obligation would increase by approximately $1.1 million and the current period expense would increase by approximately $123,000. Conversely, a 1% decrease in the health care cost trend rate would decrease the accumulated post-retirement benefit obligation by approximately $920,000 and the current period expense by approximately $101,000.
The discount rate used in determining the accumulated post-retirement benefit obligation, which is determined using published long-term AA corporate bond rates as of the measurement date, rounded to the nearest 0.25%, was 5.75% at December 31, 2006 and 5.50% at December 31, 2005. The expected long-term rate of return on plan assets was 3.00% at December 31, 2006 and 2005.

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
The following table presents compensation expense and related tax benefits for equity awards recognized in the consolidated income statements:

	2006	2005	2004
	(in thousands)
Compensation expense	$1,687	$1,041	$3,900
Tax benefit	(274)	(321)	(591)

Net income effect	$1,413	$720	$3,309

The tax benefit shown in the preceding table is less than the benefit that would be calculated using the Corporation’s 35% statutory Federal tax rate. Under Statement 123R, tax benefits are only recognized over the vesting period for options that ordinarily will result in a tax deduction when exercised (non-qualified stock options). The Corporation granted 265,000, 440,000 and 607,000 non-qualified stock options in 2006, 2005 and 2004, respectively. Compensation expense and tax benefits for restricted stock awards for the year ended December 31, 2005, included in the preceding table, were $270,000 and $94,000, respectively.
Under the Option Plans, stock options are granted to key employees for terms of up to ten years at option prices equal to the fair market value of the Corporation’s stock on the date of grant. Options are typically granted annually on July 1st and, prior to the July 1, 2005 grant, had been 100% vested immediately upon grant. Beginning with the July 1, 2005 grant, a three-year cliff-vesting feature was added and, as a result, compensation expense associated with these grants will be recognized over the three-year vesting period. Certain events as defined in the Option Plans result in the acceleration of the vesting of both stock options and restricted stock. As of December 31, 2006, the Option Plans had 14.9 million shares reserved for future grants through 2013.
The following table provides information about options outstanding for the year ended December 31, 2006:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Stock	Average	Contractual	Value
	Options	Exercise Price	Term	(in millions)
Outstanding at December 31, 2005	7,111,591	$11.86
Granted	837,250	15.89
Exercised	(1,146,683)	7.15
Assumed from Columbia Bancorp	1,263,197	10.16
Forfeited	(68,579)	15.79

Outstanding at December 31, 2006	7,996,776	$12.65	6.0 years	$32.4

Exercisable at December 31, 2006	5,887,243	$11.22	4.9 years	$32.3

The following table provides information about nonvested options and restricted stock for the year ended December 31, 2006:

	Stock Options		Restricted Stock
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Options	Fair Value	Shares	Fair Value
Nonvested at December 31, 2005	1,147,175	$2.40	15,750	$17.12
Granted	837,250	2.39	—	—
Assumed from Columbia Bancorp	195,278	2.65	—	—
Vested	(8,653)	2.41	(15,750)	17.12
Forfeited	(61,517)	2.44	—	—

Nonvested at December 31, 2006	2,109,533	$2.41	—	$—

As of December 31, 2006, there was $3.2 million of total unrecognized compensation cost related to nonvested stock options that will be recognized as compensation expense over a weighted average period of 2.2 years.
The following table presents information about options exercised:

	2006	2005	2004
	(dollars in thousands)
Number of options exercised	1,146,683	1,104,305	1,458,212
Total intrinsic value of options exercised	$10,726	$10,675	$13,577
Cash received from options exercised	$6,813	$6,774	$6,341
Tax deduction realized from options exercised	$8,247	$7,049	$6,936
Upon exercise, the Corporation issues shares from its authorized, but unissued, common stock to satisfy the options.
The fair value of option awards under the Option Plans is estimated on the date of grant using the Black-Scholes valuation methodology, which is dependent upon certain assumptions, as summarized in the following table.

	2006	2005	2004
Risk-free interest rate	5.12%	3.76%	4.22%
Volatility of Corporation’s stock	14.82	16.17	18.12
Expected dividend yield	3.71	3.23	3.22
Expected life of options	7 Years	6 Years	7 Years
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
Based on the assumptions used in the model, the Corporation calculated an estimated fair value per option of $2.39, $2.40 and $2.65 for options granted in 2006, 2005 and 2004, respectively. Approximately 837,000, 1.2 million and 1.4 million options were granted in 2006, 2005 and 2004, respectively.
Under the ESPP, eligible employees can purchase stock of the Corporation at 85% of the fair market value of the stock on the date of purchase. The ESPP is considered to be a compensatory plan under Statement 123R and, as such, compensation expense is recognized for the 15% discount on shares purchased.

The following table summarizes activity under the ESPP for the indicated periods.

	2006	2005	2004
ESPP shares purchased	163,583	137,493	110,662
Average purchase price per share (85% of market value)	$13.81	$14.11	$13.86
Compensation expense recognized (in thousands)	$399	$341	$271
Shareholder Rights
On June 20, 1989, the Board of Directors of the Corporation declared a dividend of one common share purchase right (Original Rights) for each outstanding share of common stock, par value $2.50 per share, of the Corporation. The dividend was paid to the shareholders of record as of the close of business on July 6, 1989. On April 27, 1999, the Board of Directors approved an amendment to the Original Rights and the rights agreement. The significant terms of the amendment included extending the expiration date from June 20, 1999 to April 27, 2009 and resetting the purchase price to $90.00 per share. As of December 31, 2006, the purchase price had adjusted to $41.03 per share as a result of stock dividends.
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
Treasury Stock
The Corporation periodically repurchases shares of its common stock under repurchase plans approved by the Board of Directors. These repurchases have historically been through open market transactions and have complied with all regulatory restrictions on the timing and amount of such repurchases. Shares may also be repurchased through an “Accelerated Share Repurchase” Program (ASR), which allows shares to be purchased immediately from an investment bank. The investment bank, in turn, repurchases shares on the open market over a period that is determined by the average daily trading volume of the Corporation’s shares, among other factors. Shares repurchased have been added to treasury stock and are accounted for at cost. These shares are periodically reissued for various corporate needs.
Total treasury stock purchases were approximately 1.1 million shares in 2006, 5.3 million shares in 2005 and 4.9 million shares in 2004. Included in these amounts are shares purchased under ASR’s, totaling 4.5 million in 2005 and 1.3 million in 2004. As of December 31, 2006, the Corporation has a stock repurchase plan in place for 2.1 million shares through June 30, 2007. Through December 31, 2006, 1.1 million shares had been repurchased under this plan.
NOTE N – LEASES
Certain branch offices and equipment are leased under agreements that expire at varying dates through 2035. Most leases contain renewal provisions at the Corporation’s option. Total rental expense was approximately $16.9 million in 2006, $12.1 million in 2005 and $9.4 million in 2004. Future minimum payments as of December 31, 2006 under non-cancelable operating leases with initial terms exceeding one year are as follows (in thousands):

Year
2007	$11,813
2008	9,774
2009	7,967
2010	7,056
2011	6,269
Thereafter	44,000

$86,879

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
The following table presents the Corporation’s commitments to extend credit and letters of credit:

	2006	2005
	(in thousands)
Commercial mortgage, construction and land development	$571,499	$829,769
Home equity	674,089	494,872
Credit card	367,406	382,415
Commercial and other	2,702,516	2,028,997

Total commitments to extend credit	$4,315,510	$3,736,053

Standby letters of credit	$739,056	$599,191
Commercial letters of credit	34,193	23,037

Total letters of credit	$773,249	$622,228

From time to time, the Corporation and its subsidiary banks may be defendants in legal proceedings relating to the conduct of their business. Most of such legal proceedings are a normal part of the banking business and, in management’s opinion, the financial position and results of operations and cash flows of the Corporation would not be affected materially by the outcome of such legal proceedings.

NOTE P – FAIR VALUE OF FINANCIAL INSTRUMENTS
The following are the estimated fair values of the Corporation’s financial instruments as of December 31, 2006 and 2005, followed by a general description of the methods and assumptions used to estimate such fair values. These fair values are significantly affected by assumptions used, principally the timing of future cash flows and the discount rate. Because assumptions are inherently subjective in nature, the estimated fair values cannot be substantiated by comparison to independent market quotes and, in many cases, the estimated fair values could not necessarily be realized in an immediate sale or settlement of the instrument. Further, certain financial instruments and all non-financial instruments are excluded. Accordingly, the aggregate fair value amounts presented do not necessarily represent management’s estimation of the underlying value of the Corporation.

	2006		2005
	Book	Estimated		Estimated
	Value	Fair Value	Book Value	Fair Value
		(in thousands)
FINANCIAL ASSETS

Cash and due from banks	$355,018	$355,018	$368,043	$368,043
Interest-bearing deposits with other banks	27,529	27,529	31,404	31,404
Federal funds sold	659	659	528	528
Loans held for sale	239,042	242,411	243,378	245,946
Securities held to maturity (1)	12,524	12,534	18,258	18,317
Securities available for sale (1)	2,865,714	2,865,714	2,543,887	2,543,887
Net loans	10,374,323	10,201,158	8,424,728	8,322,514
Accrued interest receivable	71,825	71,825	53,261	53,261

FINANCIAL LIABILITIES

Demand and savings deposits	$5,802,422	$5,802,422	$5,435,119	$5,435,119
Time deposits	4,430,047	4,413,104	3,369,720	3,346,911
Short-term borrowings	1,680,840	1,680,840	1,298,962	1,298,962
Accrued interest payable	61,392	61,392	38,604	38,604
Other financial liabilities	57,375	57,375	45,676	45,676
Federal Home Loan Bank advances and long-term debt	1,304,148	1,321,141	860,345	871,429

(1)	See Note C, “Investment Securities”, for detail by security type.
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
As indicated in Note A, “Summary of Significant Accounting Policies”, securities available for sale are carried at their estimated fair values. The estimated fair values of securities held to maturity as of December 31, 2006 and 2005 were generally based on quoted market prices, broker quotes or dealer quotes.

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
NOTE Q – MERGERS AND ACQUISITIONS
Completed Acquisitions
On February 1, 2006, the Corporation completed its acquisition of Columbia Bancorp (Columbia) of Columbia, Maryland. Columbia was a $1.3 billion bank holding company whose primary subsidiary was The Columbia Bank, which operates 20 full-service community-banking offices and five retirement community offices in Frederick, Howard, Montgomery, Prince George’s and Baltimore Counties and Baltimore City.
Under the terms of the merger agreement, each of the approximately 6.9 million shares of Columbia’s common stock was acquired by the Corporation based on a “cash election merger” structure. Each Columbia shareholder elected to receive 100% of the merger consideration in stock, 100% in cash, or a combination of stock and cash.
As a result of Columbia shareholder elections, approximately 3.5 million of the Columbia shares outstanding on the acquisition date were converted into shares of the Corporation’s common stock, based upon a fixed exchange ratio of 2.441 shares of Corporation stock for each share of Columbia stock. The remaining 3.4 million shares of Columbia stock were purchased for $42.48 per share. In addition, each of the options to acquire Columbia’s stock was converted into options to purchase the Corporation’s stock or was settled in cash, based on the election of each option holder and the terms of the merger agreement. The total purchase price was approximately $305.8 million, including $154.2 million in stock issued and stock options assumed, $149.4 million of Columbia stock purchased and options settled for cash and $2.2 million for other direct acquisition costs. The purchase price for shares issued was determined based on the value of the Corporation’s stock on the date when the number of shares to be issued was fixed and determinable.
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

The following is a summary of the purchase price allocation based on estimated fair values on the acquisition date (in thousands):

Cash and due from banks	$46,407
Other earning assets	16,854
Investment securities available for sale (1)	186,034
Loans, net of allowance	1,052,684
Premises and equipment	7,775
Core deposit intangible asset	14,689
Trade name intangible asset	964
Goodwill	202,407
Other assets	20,586

Total assets acquired	1,548,400

Deposits	968,936
Short-term borrowings	184,083
Long-term debt	80,136
Other liabilities	9,495

Total liabilities assumed	1,242,650

Net assets acquired	$305,750

(1)	Amount includes $72.3 million of investment securities which were sold prior to the date of acquisition, but settled after the date of acquisition.
On July 1, 2005, the Corporation completed its acquisition of SVB Financial Services, Inc. (SVB). SVB was a $530 million bank holding company whose primary subsidiary was Somerset Valley Bank (Somerset Valley), which operates thirteen community-banking offices in Somerset, Hunterdon and Middlesex Counties in New Jersey.
The total purchase price was $90.4 million, including $66.6 million in stock issued and stock options assumed, $22.4 million of SVB stock purchased and options settled for cash and $1.4 million for other direct acquisition costs. The purchase price for shares issued was determined based on the value of the Corporation’s stock on the date when the number of shares to be issued was fixed and determinable.
The following table summarizes unaudited pro-forma information assuming the acquisitions of Columbia and SVB had occurred on January 1, 2005. This pro-forma information includes certain adjustments, including amortization related to fair value adjustments recorded in purchase accounting (in thousands, except per-share information):

	2006	2005
Net interest income	$491,061	$479,398
Other income	149,142	150,962
Net income	186,319	183,744

Per Share:
Net income (basic)	$1.07	$1.05
Net income (diluted)	1.06	1.04

NOTE R – CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(in thousands)

	December 31
	2006	2005
ASSETS
Cash, securities, and other assets	$3,931	$8,852
Receivable from subsidiaries	1,159	10

Investment in:
Bank subsidiaries	1,645,889	1,203,927
Non-bank subsidiaries	374,359	355,343

Total Assets	$2,025,338	$1,568,132

LIABILITIES AND EQUITY
Line of credit with bank subsidiaries	$75,000	$61,388
Revolving line of credit	36,318	—
Long-term debt	304,242	140,121
Payable to non-bank subsidiaries	47,942	43,674
Other liabilities	45,526	39,978

Total Liabilities	509,028	285,161
Shareholders’ equity	1,516,310	1,282,971

Total Liabilities and Shareholders’ Equity	$2,025,338	$1,568,132

CONDENSED STATEMENTS OF INCOME

	Year ended December 31
	2006	2005	2004
	(in thousands)
Income:
Dividends from bank subsidiaries	$178,407	$223,900	$62,131
Other	56,725	45,336	40,227

	235,132	269,236	102,358
Expenses	89,414	66,824	58,563

Income before income taxes and equity in undistributed net income of subsidiaries	145,718	202,412	43,795
Income tax benefit	(13,810)	(8,445)	(6,420)

	159,528	210,857	50,215
Equity in undistributed net income (loss) of:
Bank subsidiaries	17,105	(53,640)	84,525
Non-bank subsidiaries	8,894	8,857	14,868

Net Income	$185,527	$166,074	$149,608

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2006	2005	2004
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$185,527	$166,074	$149,608

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-based compensation	1,687	1,041	3,900
Decrease (increase) in other assets	4,408	(1,381)	(13,004)
Equity in undistributed net (income) loss of subsidiaries	(25,999)	44,783	(99,393)
(Decrease) increase in other liabilities and payable to non-bank subsidiaries	(2,278)	(2,653)	36,859

Total adjustments	(22,182)	41,790	(71,638)

Net cash provided by operating activities	163,345	207,864	77,970

Cash Flows From Investing Activities:
Investment in bank subsidiaries	(96,222)	(3,700)	(6,000)
Investment in non-bank subsidiaries	(4,640)	(100,000)	—
Net cash paid for acquisitions	(151,549)	(21,724)	(5,283)

Net cash used in investing activities	(252,411)	(125,424)	(11,283)

Cash Flows From Financing Activities:
Net increase (decrease) in short-term borrowings	49,930	(21,042)	79,552
Dividends paid	(98,022)	(85,495)	(74,802)
Net proceeds from issuance of common stock	9,857	10,991	7,537
Repayment of long-term debt	(5,121)	(264)	—
Addition to long-term debt	152,563	98,606	—
Acquisition of treasury stock	(20,193)	(85,168)	(78,966)

Net cash provided by (used in) financing activities	89,014	(82,372)	(66,679)

Net (Decrease) Increase in Cash and Cash Equivalents	(52)	68	8
Cash and Cash Equivalents at Beginning of Year	76	8	—

Cash and Cash Equivalents at End of Year	$24	$76	$8

Cash paid during the year for:
Interest	$3,023	$2,758	$2,889
Income taxes	77,327	60,539	54,457

Management Report on Internal Control Over Financial Reporting
The management of Fulton Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Fulton Financial Corporation’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2006, the company’s internal control over financial reporting is effective based on those criteria.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ R. Scott Smith, Jr. R. Scott Smith, Jr.
Chairman, Chief Executive Officer and President

/s/ Charles J. Nugent
Charles J. Nugent
Senior Executive Vice President and
Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Fulton Financial Corporation:
We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting that Fulton Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fulton Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Fulton Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Fulton Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fulton Financial Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 1, 2007 expressed, an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 1, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Fulton Financial Corporation:
We have audited the accompanying consolidated balance sheets of Fulton Financial Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fulton Financial Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Fulton Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 1, 2007

QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)
(in thousands, except per-share data)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
FOR THE YEAR 2006
Interest income	$192,652	$213,206	$229,101	$229,548
Interest expense	77,609	90,354	103,177	107,804

Net interest income	115,043	122,852	125,924	121,744
Provision for loan losses	1,000	875	555	1,068
Other income	36,607	36,001	36,912	40,355
Other expenses	88,016	90,793	92,425	94,757

Income before income taxes	62,634	67,185	69,856	66,274
Income taxes	18,755	20,484	21,514	19,669

Net income	$43,879	$46,701	$48,342	$46,605

Per-share data:
Net income (basic)	$0.26	$0.27	$0.28	$0.27
Net income (diluted)	0.25	0.27	0.28	0.27
Cash dividends	0.138	0.1475	0.1475	0.1475

FOR THE YEAR 2005
Interest income	$140,810	$148,609	$164,070	$172,279
Interest expense	42,562	48,686	57,585	64,387

Net interest income	98,248	99,923	106,485	107,892
Provision for loan losses	800	725	815	780
Other income	35,853	38,317	36,163	33,965
Other expenses	73,828	78,189	81,537	82,737

Income before income taxes	59,473	59,326	60,296	58,340
Income taxes	18,037	17,722	18,168	17,434

Net income	$41,436	$41,604	$42,128	$40,906

Per-share data:
Net income (basic)	$0.25	$0.26	$0.26	$0.25
Net income (diluted)	0.25	0.25	0.25	0.25
Cash dividends	0.126	0.138	0.138	0.138

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Item 9B. Other Information
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Incorporated by reference herein is the information appearing under the headings “Information about Nominees, Continuing Directors and Independence Standards”, “Named Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Conduct”, “Procedure for Shareholder Nominations”, and “Other Board Committees” within the Corporation’s 2007 Proxy Statement.
The Corporation has adopted a code of ethics (Code of Conduct) that applies to all directors, officers and employees, including the Chief Executive Officer, the Chief Financial Officer and the Corporate Controller. A copy of the Code of Conduct may be obtained free of charge by writing to the Corporate Secretary at Fulton Financial Corporation, P.O. Box 4887, Lancaster, Pennsylvania 17604-4887, and is also available via the internet at www.fult.com.
Item 11. Executive Compensation
Incorporated by reference herein is the information appearing under the headings “Information Concerning Compensation”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report” within the Corporation’s 2007 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference herein is the information appearing under the heading “Security Ownership of Directors, Nominees and Management” within the Corporation’s 2007 Proxy Statement, and information appearing under the heading “Securities Authorized for Issuance under Equity Compensation Plans” within Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities”.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference herein is the information appearing under the headings “Related Person Transactions with Directors and Executive Officers” and “Information about Nominees, Continuing Directors and Independence Standards” within the Corporation’s 2007 Proxy Statement, and the information appearing in “Note D — Loans and Allowance for Loan Losses”, of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”.
Item 14. Principal Accounting Fees and Services
Incorporated by reference herein is the information appearing under the heading “Relationship With Independent Public Accountants” within the Corporation’s 2007 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:
1.	Financial Statements — The following consolidated financial statements of Fulton Financial Corporation and subsidiaries are incorporated herein by reference in response to Item 8 above:
(i)	Consolidated Balance Sheets — December 31, 2006 and 2005.

(ii)	Consolidated Statements of Income — Years ended December 31, 2006, 2005 and 2004.

(iii)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income — Years ended December 31, 2006, 2005 and 2004.

(iv)	Consolidated Statements of Cash Flows — Years ended December 31, 2006, 2005 and 2004.

(v)	Notes to Consolidated Financial Statements

(vi)	Report of Independent Registered Public Accounting Firm
2.	Financial Statement Schedules — All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

3.	Exhibits — The following is a list of the Exhibits required by Item 601 of Regulation S-K and filed as part of this report:
3.1	Articles of Incorporation, as amended and restated, of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Form S-4 Registration Statement filed on October 7, 2005.

3.2	Bylaws of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K dated September 22, 2006.

4.1	Rights Amendment dated June 20, 1989, as amended and restated on April 27, 1999, between Fulton Financial Corporation and Fulton Bank – Incorporated by reference to Exhibit 1 of the Fulton Financial Corporation Current Report on Form 8-K dated April 27, 1999.

4.2	An Indenture entered into on March 28, 2005 between Fulton Financial Corporation and Wilmington Trust Company as trustee, relating to the issuance by Fulton of $100 million aggregate principal amount of 5.35% subordinated notes due April 1, 2015 – Incorporated by reference to Item 1 of the Fulton Financial Corporation Current Report on Form 8-K dated March 31, 2005.

10.1	Employment Agreement entered into between Fulton Financial Corporation and R. Scott Smith, Jr. dated June 1, 2006 – Filed herewith.

10.2	Employment Agreement entered into between Fulton Financial Corporation and Richard J. Ashby, Jr. dated June 1, 2006 – Filed herewith.

10.3	Deferred Compensation Agreement between Fulton Financial Corporation and Richard J. Ashby, Jr., as of April 7, 1992 – Filed herewith.

10.4	Employment Agreement entered into between Fulton Financial Corporation and Craig H. Hill dated June 1, 2006 – Filed herewith.

10.5	Employment Agreement entered into between Fulton Financial Corporation and Charles J. Nugent dated June 1, 2006 – Filed herewith.

10.6	Employment Agreement entered into between Fulton Financial Corporation and James E. Shreiner dated June 1, 2006 – Filed herewith.

10.7	Employment Agreement entered into between Fulton Financial Corporation and E. Philip Wenger dated June 1, 2006 – Filed herewith.

10.8	Form of Employment Agreement to Senior Management – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.9	Form of Death Benefit Only Agreement to Senior Management – Filed herewith.

10.10	2004 Stock Option and Compensation Plan adopted October 21, 2003 – Incorporated by reference to Exhibit C of Fulton Financial Corporation’s 2004 Proxy Statement filed on March 18, 2004.

10.11	Fulton Financial Corporation Profit Sharing Plan – Incorporated by reference to Exhibit 4.2 of the Fulton Financial Corporation Form S-8 Registration Statement filed on January 11, 2002.

10.12	Form of stock option agreement and form of Restricted Stock Agreement between Fulton Financial Corporation and Officers of the Corporation as of July 1, 2005 – Incorporated by reference to Exhibits 10.1 and 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated June 27, 2005.

10.13	Form of Amendment to Stock Option Agreement for John M. Bond – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 22, 2006.

10.14	Agreement between Fulton Financial Corporation and Fiserv Solutions, Inc. dated as of January 1, 2005. Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. See also Fulton Financial Corporation Current Report on Form 8-K dated June 24, 2005.

10.15	Revolving Credit Agreement, dated July 12, 2004, by and between Fulton Financial Corporation, as Borrower, and SunTrust Bank, as Lender – Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.16	First Amendment to Revolving Credit Agreement, dated August 31, 2005, by and between Fulton Financial Corporation, as Borrower, and SunTrust Bank, as Lender – Incorporated by reference to Exhibit 4.2 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.17	Second Amendment to Revolving Credit Agreement, dated June 30, 2006, by and between Fulton Financial Corporation, as Borrower, and SunTrust Bank, as Lender – Incorporated by reference to Exhibit 4.3 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibits – The exhibits required to be filed as part of this report are submitted as a separate section of this report.

(c)	Financial Statement Schedules – None required.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULTON FINANCIAL CORPORATION (Registrant)
Dated: March 1, 2007	By:	/s/ R. Scott Smith, Jr.
R. Scott Smith, Jr.,
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jeffrey G. Albertson, Esq.	Director	March 1, 2007
Jeffrey G. Albertson, Esq.

/s/ John M. Bond, Jr.	Director	March 1, 2007
John M. Bond, Jr.

/s/ Donald M. Bowman, Jr.	Director	March 1, 2007
Donald M. Bowman, Jr.

/s/ Beth Ann L. Chivinski Beth Ann L. Chivinski	Executive Vice President and Controller (Principal Accounting Officer)	March 1, 2007

/s/ Craig A. Dally, Esq.	Director	March 1, 2007
Craig A. Dally, Esq.

/s/ Patrick J. Freer	Director	March 1, 2007
Patrick J. Freer

Signature	Capacity	Date

/s/ Rufus A. Fulton, Jr.	Director	March 1, 2007
Rufus A. Fulton, Jr.

/s/ George W. Hodges	Director	March 1, 2007
George W. Hodges

/s/ Carolyn R. Holleran	Director	March 1, 2007
Carolyn R. Holleran

/s/ Thomas W. Hunt	Director	March 1, 2007
Thomas W. Hunt

/s/ Willem Kooyker	Director	March 1, 2007
Willem Kooyker

/s/ Donald W. Lesher, Jr.	Director	March 1, 2007
Donald W. Lesher, Jr.

/s/ Charles J. Nugent Charles J. Nugent	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2007

/s/ Abraham S. Opatut	Director	March 1, 2007
Abraham S. Opatut

/s/ John O. Shirk, Esq.	Director	March 1, 2007
John O. Shirk, Esq.

/s/ R. Scott Smith, Jr.	Chairman, President and Chief	March 1, 2007
R. Scott Smith, Jr.	Executive Officer

/s/ Gary A. Stewart	Director	March 1, 2007
Gary A. Stewart

EXHIBIT INDEX
Exhibits Required Pursuant to Item 601 of Regulation S-K
3.1	Articles of Incorporation, as amended and restated, of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Form S-4 Registration Statement filed on October 7, 2005.

3.2	Bylaws of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K dated September 22, 2006.

4.1	Rights Amendment dated June 20, 1989, as amended and restated on April 27, 1999, between Fulton Financial Corporation and Fulton Bank – Incorporated by reference to Exhibit 1 of the Fulton Financial Corporation Current Report on Form 8-K dated April 27, 1999.

4.2	An Indenture entered into on March 28, 2005 between Fulton Financial Corporation and Wilmington Trust Company as trustee, relating to the issuance by Fulton of $100 million aggregate principal amount of 5.35% subordinated notes due April 1, 2015 – Incorporated by reference to Item 1 of the Fulton Financial Corporation Current Report on Form 8-K dated March 31, 2005.

10.1	Employment Agreement entered into between Fulton Financial Corporation and R. Scott Smith, Jr. dated June 1, 2006 – Filed herewith.

10.2	Employment Agreement entered into between Fulton Financial Corporation and Richard J. Ashby, Jr. dated June 1, 2006 – Filed herewith.

10.3	Deferred Compensation Agreement between Fulton Financial Corporation and Richard J. Ashby, Jr., as of April 7, 1992 – Filed herewith.

10.4	Employment Agreement entered into between Fulton Financial Corporation and Craig H. Hill dated June 1, 2006 – Filed herewith.

10.5	Employment Agreement entered into between Fulton Financial Corporation and Charles J. Nugent dated June 1, 2006 – Filed herewith.

10.6	Employment Agreement entered into between Fulton Financial Corporation and James E. Shreiner dated June 1, 2006 – Filed herewith.

10.7	Employment Agreement entered into between Fulton Financial Corporation and E. Philip Wenger dated June 1, 2006 – Filed herewith.

10.8	Form of Employment Agreement to Senior Management – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.9	Form of Death Benefit Only Agreement to Senior Management – Filed herewith.

10.10	2004 Stock Option and Compensation Plan adopted October 21, 2003 – Incorporated by reference to Exhibit C of Fulton Financial Corporation’s 2004 Proxy Statement filed on March 18, 2004.

10.11	Fulton Financial Corporation Profit Sharing Plan – Incorporated by reference to Exhibit 4.2 of the Fulton Financial Corporation Form S-8 Registration Statement filed on January 11, 2002.

10.12	Form of stock option agreement and form of Restricted Stock Agreement between Fulton Financial Corporation and Officers of the Corporation as of July 1, 2005 – Incorporated by reference to Exhibits 10.1 and 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated June 27, 2005.

10.13	Form of Amendment to Stock Option Agreement for John M. Bond – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 22, 2006.

10.14	Agreement between Fulton Financial Corporation and Fiserv Solutions, Inc. dated as of January 1, 2005. Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. See also Fulton Financial Corporation Current Report on Form 8-K dated June 24, 2005.

10.15	Revolving Credit Agreement, dated July 12, 2004, by and between Fulton Financial Corporation, as Borrower, and SunTrust Bank, as Lender – Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.16	First Amendment to Revolving Credit Agreement, dated August 31, 2005, by and between Fulton Financial Corporation, as Borrower, and SunTrust Bank, as Lender – Incorporated by reference to Exhibit 4.2 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.17	Second Amendment to Revolving Credit Agreement, dated June 30, 2006, by and between Fulton Financial Corporation, as Borrower, and SunTrust Bank, as Lender – Incorporated by reference to Exhibit 4.3 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.