Form 10-Q
period 2007-03-31
FULTON FINANCIAL CORP
filed 2007-05-10
CIK 700564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007, or

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
Common Stock, $2.50 Par Value – 173,172,000 shares outstanding as of April 30, 2007.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007

Item 1. Financial Statements
FULTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per-share data)

	March 31
	2007	December 31
	(unaudited)	2006

ASSETS

Cash and due from banks	$344,969	$355,018
Interest-bearing deposits with other banks	12,961	27,529
Federal funds sold	4,716	659
Loans held for sale	206,422	239,042
Investment securities:
Held to maturity (estimated fair value of $12,357 in 2007 and $12,534 in 2006)	12,424	12,524
Available for sale	2,609,184	2,865,714

Loans, net of unearned income	10,448,175	10,374,323
Less: Allowance for loan losses	(107,899)	(106,884)

Net Loans	10,340,276	10,267,439

Premises and equipment	190,442	191,401
Accrued interest receivable	67,580	71,825
Goodwill	626,335	626,042
Intangible assets	35,750	37,733
Other assets	219,277	224,038

Total Assets	$14,670,336	$14,918,964

LIABILITIES

Deposits:
Noninterest-bearing	$1,795,265	$1,831,419
Interest-bearing	8,440,315	8,401,050

Total Deposits	10,235,580	10,232,469

Short-term borrowings:
Federal funds purchased	442,362	1,022,351
Other short-term borrowings	696,081	658,489

Total Short-Term Borrowings	1,138,443	1,680,840

Accrued interest payable	63,484	61,392
Other liabilities	134,615	123,805
Federal Home Loan Bank advances and long-term debt	1,576,283	1,304,148

Total Liabilities	13,148,405	13,402,654

SHAREHOLDERS’ EQUITY

Common stock, $2.50 par value, 600 million shares authorized, 191.3 million shares issued in 2007 and 190.8 million shares issued in 2006	478,163	476,987
Additional paid-in capital	1,249,549	1,246,823
Retained earnings	108,423	92,592
Accumulated other comprehensive loss	(36,826)	(39,091)
Treasury stock, 18.2 million shares in 2007 and 17.1 million shares in 2006, at cost	(277,378)	(261,001)

Total Shareholders’ Equity	1,521,931	1,516,310

Total Liabilities and Shareholders’ Equity	$14,670,336	$14,918,964

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per-share data)

	Three Months Ended
	March 31
	2007	2006
INTEREST INCOME

Loans, including fees	$195,557	$161,114
Investment securities:
Taxable	24,619	22,539
Tax-exempt	4,281	3,533
Dividends	1,919	1,345
Loans held for sale	3,684	3,458
Other interest income	596	663

Total Interest Income	230,656	192,652

INTEREST EXPENSE

Deposits	71,208	50,190
Short-term borrowings	19,054	15,306
Long-term debt	18,619	12,113

Total Interest Expense	108,881	77,609

Net Interest Income	121,775	115,043
PROVISION FOR LOAN LOSSES	957	1,000

Net Interest Income After Provision for Loan Losses	120,818	114,043

OTHER INCOME

Investment management and trust services	9,810	10,032
Service charges on deposit accounts	10,627	10,247
Other service charges and fees	7,375	6,654
Gains on sales of mortgage loans	5,393	4,772
Investment securities gains	1,782	2,665
Other	4,078	2,237

Total Other Income	39,065	36,607

OTHER EXPENSES

Salaries and employee benefits	56,293	49,929
Net occupancy expense	10,196	8,589
Equipment expense	3,715	3,593
Data processing	3,202	2,909
Advertising	2,409	2,253
Intangible amortization	1,983	1,852
Other	23,107	18,891

Total Other Expenses	100,905	88,016

Income Before Income Taxes	58,978	62,634
INCOME TAXES	17,850	18,755

Net Income	$41,128	$43,879

PER-SHARE DATA:
Net income (basic)	$0.24	$0.26
Net income (diluted)	0.24	0.25
Cash dividends	0.1475	0.138
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006

					Accumulated
	Number of		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Total
			(dollars in thousands)
Balance at December 31, 2006	173,648,000	$476,987	$1,246,823	$92,592	$(39,091)	$(261,001)	$1,516,310
Comprehensive income:
Net income				41,128			41,128
Unrealized gain on securities (net of $1.9 million tax effect)					3,537		3,537
Unrealized loss on derivative financial instruments (net of $103,000 tax effect)					(191)		(191)
Less — reclassification adjustment for gains included in net income (net of $624,000 tax expense)					(1,158)		(1,158)
Amortization of unrecognized pension costs (net of $41,000 tax effect)					77		77

Total comprehensive income							43,393

Stock issued, including related tax benefits	474,000	1,176	2,218				3,394
Stock-based compensation awards			508				508
Cumulative effect of FIN 48 adoption				220			220
Acquisition of treasury stock	(1,039,000)					(16,377)	(16,377)
Cash dividends — $0.1475 per share				(25,517)			(25,517)

Balance at March 31, 2007	173,083,000	$478,163	$1,249,549	$108,423	$(36,826)	$(277,378)	$1,521,931

Balance at December 31, 2005	164,868,000	$430,827	$996,708	$138,529	$(42,285)	$(240,808)	$1,282,971
Comprehensive income:
Net income				43,879			43,879
Unrealized loss on securities (net of $3.4 million tax effect)					(6,297)		(6,297)
Unrealized loss on derivative financial instruments (net of $751,000 tax effect)					(1,394)		(1,394)
Less — reclassification adjustment for gains included in net income (net of $933,000 tax expense)					(1,733)		(1,733)

Total comprehensive income							34,455

Stock issued, including related tax benefits	597,000	1,424	3,307				4,731
Stock-based compensation awards			344				344
Stock issued for acquisition of Columbia	8,619,000	20,523	133,608				154,131
Acquisition of treasury stock	(51,000)					(830)	(830)
Accelerated share repurchase settlement						(3,423)	(3,423)
Cash dividends — $0.138 per share				(24,040)			(24,040)

Balance at March 31, 2006	174,033,000	$452,774	$1,133,967	$158,368	$(51,709)	$(245,061)	$1,448,339

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$41,128	$43,879

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	957	1,000
Depreciation and amortization of premises and equipment	4,336	4,009
Net amortization of investment security premiums	563	1,015
Investment securities gains	(1,782)	(2,665)
Net decrease in loans held for sale	32,620	40,627
Amortization of intangible assets	1,983	1,852
Stock-based compensation	508	344
Excess tax benefits from stock-based compensation	(114)	(584)
Decrease (increase) in accrued interest receivable	4,245	(228)
Decrease (increase) in other assets	2,026	(24,109)
Increase in accrued interest payable	2,092	6,441
Increase in other liabilities	8,594	17,180

Total adjustments	56,028	44,882

Net cash provided by operating activities	97,156	88,761

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	271,483	64,225
Proceeds from maturities of securities held to maturity	220	4,355
Proceeds from maturities of securities available for sale	103,032	197,541
Purchase of securities held to maturity	(122)	—
Purchase of securities available for sale	(109,428)	(319,199)
Decrease in short-term investments	10,511	13,129
Net increase in loans	(73,794)	(228,950)
Net cash paid for acquisition	—	(105,266)
Net purchase of premises and equipment	(3,377)	(7,966)

Net cash provided by (used in) investing activities	198,525	(382,131)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand and savings deposits	(48,777)	45,118
Net increase in time deposits	51,888	134,953
Additions to long-term debt	290,000	172,642
Repayments of long-term debt	(17,865)	(54,323)
(Decrease) increase in short-term borrowings	(542,397)	47,336
Dividends paid	(25,596)	(22,766)
Net proceeds from issuance of common stock	3,280	4,147
Excess tax benefits from stock-based compensation	114	584
Acquisition of treasury stock	(16,377)	(4,253)

Net cash (used in) provided by financing activities	(305,730)	323,438

Net (Decrease) Increase in Cash and Due From Banks	(10,049)	30,068
Cash and Due From Banks at Beginning of Period	355,018	368,043

Cash and Due From Banks at End of Period	$344,969	$398,111

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$106,789	$71,168
Income taxes	1,117	2,500
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A – Basis of Presentation
The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the Corporation) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
NOTE B – Net Income Per Share and Comprehensive Income
The Corporation’s basic net income per share is calculated as net income divided by the weighted average number of shares outstanding. For diluted net income per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation’s common stock equivalents consist solely of outstanding stock options. Excluded from the calculation were 2.2 million and 1.4 million anti-dilutive stock options for the three months ended March 31, 2007 and 2006, respectively.
A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three months ended
	March 31
	2007	2006
	(in thousands)
Weighted average shares outstanding (basic)	173,273	170,869
Impact of common stock equivalents	1,605	2,297

Weighted average shares outstanding (diluted)	174,878	173,166

Total comprehensive income was $43.4 million and $34.5 million for the three months ended March 31, 2007 and 2006, respectively.
NOTE C – Disclosures about Segments of an Enterprise and Related Information
The Corporation does not have any operating segments, which require disclosure of additional information. While the Corporation owned thirteen separate banks as of March 31, 2007, each engaged in similar activities and provided similar products and services. The Corporation’s non-banking activities are immaterial and, therefore, separate information has not been disclosed.

NOTE D – Income Taxes
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
The Corporation adopted the provisions of FIN 48 on January 1, 2007. As a result of adoption, the Corporation recognized a $220,000 decrease in existing reserves for unrecognized tax positions, which was accounted for as an increase to the January 1, 2007 balance of retained earnings.
As of the adoption date, the Corporation had unrecognized income tax benefits of $4.1 million, all of which if recognized, would impact the effective tax rate. Also as of the adoption date, the Corporation had $1.4 million in accrued interest related to unrecognized tax benefits. The Corporation recognizes interest accrued related to unrecognized tax benefits as components of income tax expense. Penalties, if incurred, would also be recognized in income tax expense. There have been no material changes to unrecognized tax benefits as of March 31, 2007.
The Corporation, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, and various states. In many cases, uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. With few exceptions, the Corporation is no longer subject to U.S. Federal, state and local examinations by tax authorities for years before 2003.
NOTE E – Stock-Based Compensation
As required by Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, the fair value of equity awards to employees is recognized as compensation expense over the period during which employees are required to provide service in exchange for such awards. The Corporation’s equity awards consist of stock options and restricted stock granted under its Stock Option and Compensation Plans (Option Plans) and shares purchased by employees under its Employee Stock Purchase Plan.
The following table presents compensation expense and the related tax impacts for equity awards recognized in the consolidated income statements:

	Three months ended
	March 31
	2007	2006
	(in thousands)
Compensation expense	$508	$344
Tax benefit	(70)	(133)

Net income effect	$438	$211

Under the Option Plans, options are granted to key employees for terms of up to ten years at option prices equal to the fair market value of the Corporation’s stock on the date of grant. Options are typically granted annually on July 1st and become fully vested after a three-year cliff-vesting period. Certain events, as specified in the Option Plans and agreements, would result in the acceleration of the vesting period. As of March 31, 2007, the Option Plans had 14.9 million shares reserved for the future grants through 2013.

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
The net periodic benefit cost for the Corporation’s Pension Plan and Post-retirement Plan, as determined by consulting actuaries, consisted of the following components for the quarter ended March 31:

	Pension Plan		Post-retirement Plan
	2007	2006	2007	2006
	(in thousands)
Service cost	$626	$609	$108	$143
Interest cost	925	864	142	185
Expected return on plan assets	(1,137)	(1,057)	(1)	(1)
Net amortization and deferral	175	202	(57)	(80)

Net periodic benefit cost	$589	$618	$192	$247

NOTE G – Acquisitions
On February 1, 2006, the Corporation completed its acquisition of Columbia Bancorp (Columbia) of Columbia, Maryland. Columbia was a $1.3 billion bank holding company whose primary subsidiary was The Columbia Bank, which operates 20 full-service community-banking offices and five retirement community offices in Frederick, Howard, Montgomery, Prince George’s and Baltimore Counties and Baltimore City. The total purchase price was approximately $306.0 million, including $154.2 million in stock issued and stock options assumed, $149.4 million of Columbia stock purchased and options settled for cash and $2.4 million for other direct acquisition costs. The purchase price for shares issued was determined based on the value of the Corporation’s stock on the date when the number of shares was fixed and determinable.
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
NOTE H – Derivative Financial Instruments
As of March 31, 2007, interest rate swaps with a notional amount of $300.0 million were used to hedge certain long-term fixed rate certificates of deposit. The terms of the certificates of deposit and the interest rate swaps are similar and were committed to simultaneously. Under the terms of the swap agreements, the Corporation is the fixed rate receiver and the floating rate payer (generally tied to the three-month London Interbank Offering Rate, or LIBOR, a common index used for setting rates between financial institutions).

The interest rate swaps are classified as fair value hedges and both the interest rate swaps and the certificates of deposit are recorded at fair value, with changes in the fair values during the period recorded to other income or expense. For interest rate swaps accounted for as fair value hedges, ineffectiveness is the difference between the changes in the fair value of the interest rate swaps and the hedged items, in this case the certificates of deposit. The Corporation’s analysis of hedge effectiveness indicated they were highly effective as of March 31, 2007. For the quarter ended March 31, 2007, a net loss of $96,000 was recorded in other expense, representing the net impact of the change in fair values of the interest rate swaps and the certificates of deposit, compared to a net loss of $61,000 recorded for the quarter ended March 31, 2006.
The Corporation entered into a forward-starting interest rate swap with a notional amount of $150.0 million in October 2005 in anticipation of the issuance of $150.0 million of trust preferred securities in January 2006. This was accounted for as a cash flow hedge as it hedged the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. The Corporation settled this derivative on its contractual maturity date in January 2006 with a total payment of $5.5 million to the counterparty, including a $1.4 million charge to other comprehensive loss (net of $751,000 tax effect) recorded during the first quarter of 2006. The total amount recorded in other comprehensive loss is being amortized to interest expense over the life of the related securities using the effective interest method. The total amount of net losses in accumulated other comprehensive income that will be reclassified into earnings during the next twelve months is expected to be approximately $120,000.
In February 2007, the Corporation entered into a forward-starting interest swap with a notional amount of $100.0 million in anticipation of the issuance of subordinated debt in April 2007. This was accounted for as a cash flow hedge as it hedged the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. As of March 31, 2007, $221,000 had been recorded as an other comprehensive loss representing the estimated fair value of the swap on that date, net of a $119,000 tax effect. The Corporation settled this derivative on its contractual maturity date in April 2007 with a total payment of $232,000 to the counterparty that resulted in an increase of $70,000 to other comprehensive income (net of $38,000 tax effect). The total amount of net losses in accumulated other comprehensive income that will be reclassified into earnings during the next twelve months is expected to be approximately $14,000.
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
The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	March 31
	2007	2006
	(in thousands)
Commitments to extend credit	$4,547,736	$4,268,227
Standby letters of credit	719,028	689,842
Commercial letters of credit	27,023	26,334
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

During the first quarter of 2007, the Corporation recorded a contingent loss of $5.5 million related to losses that may be incurred due to the potential repurchase of approximately $34 million of residential mortgage loans and home equity loans originated and sold in the secondary market by the Corporation’s Resource Bank affiliate. Certain residential mortgage loans and home equity loans are sold to secondary market purchasers under standard representations and warranties regarding the origination of the loans, as well as a standard agreement to repurchase the loans under specified circumstances, including failure of the borrower to timely make any of the first three payments following the sale of the loan.
NOTE J – Stock Repurchases
The Corporation periodically repurchases shares of its common stock under repurchase plans approved by the Board of Directors. These repurchases have historically been through open market transactions and have complied with all regulatory restrictions on the timing and amount of such repurchases. Shares may also be repurchased through an “Accelerated Share Repurchase” Program (ASR), which allows shares to be purchased immediately from an investment bank. The investment bank, in turn, repurchases shares on the open market over a period that is determined by the average daily trading volume of the Corporation’s shares, among other factors, with a purchase price adjustment made between the parties at the end of the program based on the cost of shares purchased by the investment bank. In 2006, the Corporation settled an ASR related to an approved stock repurchase plan by paying $3.4 million to an investment bank.
In 2006, the Corporation’s Board of Directors approved a stock repurchase plan for 2.1 million shares through June 30, 2007. During the first quarter of 2007, the Corporation repurchased 1.0 million shares, representing the remaining shares available under this plan.
In April 2007, the Corporation’s Board of Directors approved a stock repurchase plan for 1.0 million shares through December 31, 2007. Repurchases under this plan are expected to occur through open market acquisitions.
NOTE K – Long-Term Debt
In January 2006, the Corporation purchased all of the common stock of a subsidiary trust, Fulton Capital Trust I, which was formed for the purpose of issuing $150.0 million of trust preferred securities at a fixed rate of 6.29% and an effective rate of approximately 6.50% as a result of issuance costs and the settlement cost of the forward-starting interest rate swap entered into in October 2005. In connection with this transaction, $154.6 million of junior subordinated deferrable interest debentures were issued to the trust. These debentures carry the same rate and mature on February 1, 2036.
In May 2007, the Corporation issued $100.0 million of ten-year subordinated notes, which mature on May 1, 2017 and carry a fixed rate of 5.75% and an effective rate of approximately 5.95% as a result of issuance costs. Interest is paid semi-annually in May and November of each year.
NOTE L – New Accounting Standards
In September 2006, the FASB ratified Emerging Issues Task Force (EITF) 06-4, “Accounting for Deferred Compensation and Post-retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements ” (EITF 06-4). EITF 06-4 addresses accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to post-retirement periods. EITF 06-4 would require that the post-retirement benefit aspects of an endorsement-type split-dollar life insurance arrangement be recognized as a liability by the employer and that the obligation is not settled upon entering into an insurance arrangement. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, or January 1, 2008 for the Corporation. The Corporation is currently evaluating the impact of EITF 06-4 on the consolidated financial statements.

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
In March 2007, the FASB ratified EITF 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements ” (EITF 06-10). EITF 06-10 addresses accounting for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF 06-10 provides guidance for determining the liability for the postretirement benefit aspects of collateral assignment-type split-dollar life insurance arrangements, as well as the recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, or January 1, 2008 for the Corporation. The Corporation is currently evaluating the impact of EITF 06-10 on the consolidated financial statements.
NOTE M – Reclassifications
Certain amounts in the 2006 consolidated financial statements and notes have been reclassified to conform to the 2007 presentation.

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
In addition to the factors identified herein, the following risk factors could cause actual results to differ materially from such forward-looking statements:
•	Changes in interest rates may have an adverse effect on the Corporation’s profitability.
•	Changes in economic conditions and the composition of the Corporation’s loan portfolios could lead to higher loan charge-offs or an increase in the Corporation’s provision for loan losses and may reduce the Corporation’s net income.
•	Fluctuations in the value of the Corporation’s equity portfolio, or assets under management by the Corporation’s investment management and trust services, could have an impact on the Corporation’s results of operations.
•	If the Corporation is unable to acquire additional banks on favorable terms or if it fails to successfully integrate or improve the operations of acquired banks, the Corporation may be unable to execute its growth strategies.
•	If the goodwill that the Corporation has recorded in connection with its acquisitions becomes impaired, it could have a negative impact on the Corporation’s profitability.
•	The competition the Corporation faces is increasing and may reduce the Corporation’s customer base and negatively impact the Corporation’s results of operations.
•	The supervision and regulation to which the Corporation is subject can be a competitive disadvantage.
The Corporation’s forward-looking statements are relevant only as of the date on which such statements are made. By making any forward-looking statements, the Corporation assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.
RESULTS OF OPERATIONS
Overview
The Corporation currently derives the majority of its earnings from traditional banking activities, with net interest income, or the difference between interest income earned on loans and investments and interest paid on deposits and borrowings, accounting for approximately 77% of revenues for the quarter ended March 31, 2007. Growth in net interest income is dependent upon balance sheet growth and/or maintaining or increasing the net interest margin, which is net interest income as a percentage of average interest-earning assets. The Corporation also generates revenue through fees earned on the various services and products offered to its customers and through sales of assets, such as loans, investments, or properties. Offsetting these revenue sources are provisions for credit losses on loans, other operating expenses and income taxes.
The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	Three months ended
	March 31
	2007	2006
Net income (in thousands)	$41,128	$43,879
Diluted net income per share	$0.24	$0.25
Annualized return on average assets	1.12%	1.32%
Annualized return on average equity	11.06%	12.83%
Annualized return on average tangible equity (1)	20.34%	23.01%
Net interest margin (2)	3.74%	3.88%

(1)	Calculated as net income, adjusted for intangible amortization (net of tax), divided by average shareholders’ equity, excluding goodwill and intangible assets.

(2)	Presented on a fully taxable-equivalent (FTE) basis, using 35% Federal tax rate. See also “Net Interest Income” section of Management’s Discussion and Analysis.
The $2.8 million, or 6.3%, decline in net income for the quarter ended March 31, 2007 was due to an increase in other expenses of $12.9 million, or 14.6%, offset by an increase in net interest income of $6.7 million, or 5.9%, and an increase in other income of $2.5 million, or 6.7%. The increase in other expenses was due to a number of factors, most notably, a $5.5 million contingent loss recorded during the first quarter of 2007 related to losses that may be incurred due to the repurchase of residential mortgage loans and home equity loans that had been originated and sold in the secondary market.
The increase in net interest income was due to external growth through acquisitions and interest recoveries from previously charged off loans, offset by the 14 basis point decline in net interest margin. The decrease in net interest margin was caused, in part, by deposits shifting from lower cost core demand and savings accounts to higher cost certificates of deposit. Interest recoveries totaled $3.7 million and $493,000 for the three months ended March 31, 2007 and 2006, respectively. Interest recoveries in the first quarter of 2007 were almost entirely due to a $3.4 million interest recovery related to one commercial mortgage loan.
The following summarizes some of the more significant factors that influenced the Corporation’s results for the three months ended March 31, 2007.
Interest Rates – Changes in the interest rate environment can impact both the Corporation’s net interest income and its non-interest income. The term “interest rate environment” generally refers to both the level of interest rates and the shape of the U. S. Treasury yield curve, which is a plot of the yields on treasury issues over various maturity periods. Typically, the shape of the yield curve is upward sloping, with longer-term rates exceeding short-term rates. For the past twelve months, the yield curve has remained relatively flat, and at times, downward sloping, with minimal differences between long and short-term rates, resulting in a negative impact to the Corporation’s net interest income and net interest margin.
Floating rate loans, short-term borrowings and savings and time deposit rates are generally influenced by short-term rates. The Federal Reserve Board (FRB) raised the Federal funds rate twice since March 31, 2006, for a total increase of 50 basis points (from 4.75% to 5.25%). The Corporation’s prime lending rate had a corresponding increase, from 7.75% to 8.25%, resulting in an increase in the rates on floating rate loans. More significantly, the increase in short-term rates also resulted in increased funding costs, with short-term borrowings immediately repricing to higher rates and deposit rates – although more discretionary – increasing due to competitive pressures. Additionally, as rates have increased, customers have shifted funds from lower rate core demand and savings accounts to fixed rate certificates of deposit in order to lock into higher rates.
With respect to longer-term rates, the 10-year treasury yield, which is a common benchmark for evaluating residential mortgage rates, decreased to 4.65% at March 31, 2007, as compared to 4.86% at March 30, 2006. The decreasing yield on longer-term investments and the increasing yields on short-term rates have resulted in an inversion of the yield curve.
The Corporation manages its risk associated with changes in interest rates through the techniques described in the “Market Risk” section of Management’s Discussion.
Interest-bearing Deposits – The Corporation’s interest-bearing deposits increased from 2006 to 2007 through a combination of acquisitions and internal growth.
During the first quarter of 2007, the Corporation experienced a shift from lower cost interest-bearing demand and savings deposit accounts (47.0% of total interest-bearing deposits in 2007, compared to 51.3% in 2006) to higher cost certificates of deposit (53.0% in 2007, compared to 48.7% in 2006). The shift to higher cost deposits, as well as increasing deposit rates, has resulted in a decline in net interest margin.
Asset Quality – Asset quality refers to the underlying credit characteristics of borrowers and the likelihood that defaults on contractual payments will result in charge-offs of account balances. Asset quality is influenced by economic conditions and other factors, but can be managed through conservative underwriting and sound collection policies and procedures.
The Corporation continued to maintain excellent asset quality for the first quarter of 2007, attributable to its credit culture and underwriting policies. The Corporation experienced annualized net recoveries to average loans of less than one basis point in the first quarter of 2007 in comparison to annualized net charge-offs of 0.03% in the first quarter of 2006.
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
Earning Assets – The Corporation’s interest-earning assets increased from 2006 to 2007 through a combination of acquisitions and internal loan growth.
During the first quarter of 2007, the Corporation experienced a slight shift in its composition of interest-earning assets from investments (21.1% of total average interest-earning assets in 2007, compared to 22.6% in 2006) to loans (77.0% in 2007, compared to 75.3% in 2006). The movement to higher-yielding loans has mitigated some of the factors that have had a negative effect on the Corporation’s net interest income and net interest margin. Slower growth in loans could result in a future shift in the composition of interest-earning assets from loans to investments.
Acquisitions – In February 2006, the Corporation acquired Columbia Bancorp (Columbia), of Columbia, Maryland, a $1.3 billion bank holding company whose primary subsidiary was The Columbia Bank.

Results for the first quarter of 2007 in comparison to the first quarter of 2006 were impacted due to a full three-month contribution by Columbia in 2007, compared to a two-month contribution in 2006.
Acquisitions have long been a supplement to the Corporation’s internal growth. This recent acquisition provides the opportunity for additional growth, as it has allowed the Corporation’s existing products and services to be sold in new markets. The Corporation’s acquisition strategy focuses on high growth areas with strong market demographics and targets organizations that have a comparable corporate culture, strong performance and sound asset quality, among other factors. Under the Corporation’s “super-community” banking philosophy, acquired organizations generally retain their status as separate legal entities, unless consolidation with an existing subsidiary bank is practical. Back office functions are generally consolidated to maximize efficiencies.
Merger and acquisition activity in the financial services industry has been very competitive in recent years, as evidenced by the prices paid for certain acquisitions. While the Corporation has been an active acquirer, management is committed to basing its pricing on rational economic models. Management will continue to focus on generating growth in the most cost-effective manner.
Net Interest Income
Net interest income increased $6.7 million, or 5.9%, to $121.8 million in 2007 from $115.0 million in 2006. The increase was due to average balance growth, with total interest-earning assets increasing 10.4%, offset by a lower net interest margin. The average FTE yield on interest-earning assets increased 54 basis points (an 8.4% increase) over 2006 while the cost of interest-bearing liabilities increased 75 basis points (a 24.2% increase).

The following table provides a comparative average balance sheet and net interest income analysis for the first quarter of 2007 as compared to the same period in 2006. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Three months ended March 31
	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans and leases (1)	$10,414,698	$196,558	7.65%	$9,227,642	$161,883	7.11%
Taxable investment securities (2)	2,190,230	24,619	4.50	2,186,073	22,539	4.13
Tax-exempt investment securities (2)	492,709	6,228	5.06	435,959	5,185	4.76
Equity securities (2)	178,488	2,129	4.79	145,011	1,559	4.33

Total investment securities	2,861,427	32,976	4.61	2,767,043	29,283	4.24
Loans held for sale	207,856	3,684	7.09	199,441	3,458	6.94
Other interest-earning assets	48,328	596	4.97	63,388	663	4.23

Total interest-earning assets	13,532,309	233,814	6.99%	12,257,514	195,287	6.45%
Noninterest-earning assets:
Cash and due from banks	315,969			358,481
Premises and equipment	192,002			177,761
Other assets	899,843			786,918
Less: Allowance for loan losses	(107,683)			(101,999)

Total Assets	$14,832,440			$13,478,675

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$1,657,714	$6,904	1.69%	$1,666,506	$5,575	1.36%
Savings deposits	2,295,822	13,811	2.44	2,272,771	10,561	1.88
Time deposits	4,457,363	50,493	4.59	3,744,503	34,054	3.69

Total interest-bearing deposits	8,410,899	71,208	3.43	7,683,780	50,190	2.65
Short-term borrowings	1,552,495	19,054	4.93	1,487,295	15,306	4.13
Long-term debt	1,450,016	18,619	5.14	995,478	12,113	4.93

Total interest-bearing liabilities	11,413,410	108,881	3.85%	10,166,553	77,609	3.10%
Noninterest-bearing liabilities:
Demand deposits	1,721,135			1,765,897
Other	189,297			159,401

Total Liabilities	13,323,842			12,091,851
Shareholders’ equity	1,508,598			1,386,824

Total Liabilities and Shareholders’ Equity	$14,832,440			$13,478,675

Net interest income/net interest margin (FTE)		124,933	3.74%		117,678	3.88%

Tax equivalent adjustment		(3,158)			(2,635)

Net interest income		$121,775			$115,043

(1)	Includes non-performing loans.

(2)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	2007 vs. 2006
	Increase (decrease) due
	To change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans and leases	$21,818	$12,857	$34,675
Taxable investment securities	43	2,037	2,080
Tax-exempt investment securities	708	335	1,043
Equity securities	391	179	570
Loans held for sale	151	75	226
Other interest-earning assets	(172)	105	(67)

Total interest income	$22,939	$15,588	$38,527

Interest expense on:
Demand deposits	$(29)	$1,358	$1,329
Savings deposits	108	3,142	3,250
Time deposits	7,178	9,261	16,439
Short-term borrowings	697	3,051	3,748
Long-term debt	5,969	537	6,506

Total interest expense	$13,923	$17,349	$31,272

Interest income increased $38.5 million, or 19.7%, due to increases in both average balances of interest-earning assets and rates. Interest income increased $22.9 million as a result of a $1.3 billion, or 10.4%, increase in average balances, while an increase of $15.6 million was realized from a 54 basis point increase in rates. Columbia contributed $11.4 million to the increase in interest income.
The increase in average interest-earning assets was primarily due to loan growth, and partially due to investment growth. The following summarizes the growth in average loans, by type:

	Three months ended
	March 31		Increase (decrease)
	2007	2006	$	%
		(dollars in thousands)
Commercial – industrial and financial	$2,670,641	$2,278,597	$392,044	17.2%
Commercial – agricultural	360,601	327,929	32,672	10.0
Real estate – commercial mortgage	3,239,179	2,944,676	294,503	10.0
Real estate – residential mortgage	701,918	589,665	112,253	19.0
Real estate – home equity	1,441,741	1,333,897	107,844	8.1
Real estate – construction	1,396,527	1,163,368	233,159	20.0
Consumer	516,335	518,330	(1,995)	(0.4)
Leasing and other	87,756	71,180	16,576	23.3

Total	$10,414,698	$9,227,642	$1,187,056	12.9%

Loan growth was particularly strong in the commercial loan and commercial mortgage loan categories, which together increased $719.2 million, or 13.0%, with the Columbia acquisition contributing $162.8 million to the increase. The Corporation experienced internal commercial loan growth throughout almost all commercial loan types, while the commercial mortgage loan growth was primarily in adjustable rate mortgages. Additional growth was due to an increase in construction loans due primarily to the Columbia acquisition, which contributed $161.8 million to the $233.2 million increase. Finally, residential mortgage loans and home equity loans increased $220.1 million, or 11.4%. This growth was primarily due to internal growth across both categories and partially due to the Columbia acquisition, which added $90.7 million to the increase.
The average yield on loans during the first quarter of 2007 was 7.65%, a 54 basis point, or 7.6%, increase over 2006. This mainly reflects the impact of floating and adjustable rate loans, which reprice to higher rates when interest rates rise, as they have over the past twelve months.
Average investment securities increased $94.4 million, or 3.4%. Excluding the impact of the Columbia acquisition, average investments decreased $51.6 million, or 1.9%. This decrease was due to the sale of approximately $250 million of lower yielding investment securities during the first quarter of 2007, at a total gain of $777,000, whose proceeds were used to repay higher cost Federal funds purchased. The average yield on investment securities increased 37 basis points from 4.24% in 2006 to 4.61% in 2007.
The increase in interest income (FTE) was largely offset by an increase in interest expense of $31.3 million, or 40.3%, to $108.9 million in the first quarter of 2007 from $77.6 million in the first quarter of 2006. The increase in interest expense was partially due to a 75 basis point, or 24.2%, increase in the cost of total interest-bearing liabilities in the first quarter of 2007 in comparison to the same period in 2006. The remaining increase was due to a $1.2 billion, or 12.3%, increase in interest-bearing liabilities, due primarily to internal growth and partially due to the Columbia acquisition contributing $6.8 million to the increase.
The following table summarizes the growth in average deposits, by type:

	Three months ended
	March 31		Increase (decrease)
	2007	2006	$	%
		(dollars in thousands)
Noninterest-bearing demand	$1,721,135	$1,765,897	$(44,762)	(2.5)%
Interest-bearing demand	1,657,714	1,666,506	(8,792)	(0.5)
Savings	2,295,822	2,272,771	23,051	1.0
Time deposits	4,457,363	3,744,503	712,860	19.0

Total	$10,132,034	$9,449,677	$682,357	7.2%

The Corporation experienced significant growth in time deposits, of which $306.3 million was due to the Columbia acquisition. The remaining time deposit increase of $406.5 million was due to favorable interest rates making time deposits an attractive investment alternative for customers. The net decrease in noninterest-bearing and interest-bearing demand and savings accounts of $30.5 million, or 0.5%, was mitigated by a $135.9 million increase related to external growth from the Columbia acquisition. The internal decrease of $166.4 million in noninterest-bearing and interest-bearing demand and savings accounts was due to customers shifting from these accounts to higher yielding time deposits.
Average borrowings increased $519.7 million, or 20.9%, from the first quarter of 2006. Excluding the impact of the Columbia acquisition, average short-term borrowings decreased $20.8 million, or 1.5%, to $1.3 billion, while average long-term debt increased $432.2 million, or 44.1%, to $1.4 billion. The increase in long-term debt was primarily due to an increase in FHLB advances as longer-term rates were locked, and partially due to the average balance impact of the January 2006 issuance of $154.6 million of junior subordinated deferrable interest debentures. See Note K, “Long-term Debt” in the Notes to Consolidated Financial Statements for further discussion.
Provision and Allowance for Loan Losses
The following table presents ending balances of loans outstanding (net of unearned income):

	March 31	December 31	March 31
	2007	2006	2006
	(in thousands)
Commercial – industrial and financial	$2,730,456	$2,603,224	$2,412,836
Commercial – agricultural	365,036	361,962	325,140
Real-estate – commercial mortgage	3,257,914	3,213,809	3,020,376
Real-estate – residential mortgage	699,528	696,836	612,584
Real-estate – home equity	1,425,948	1,455,439	1,406,076
Real-estate – construction	1,377,791	1,428,809	1,343,364
Consumer	514,007	523,066	516,789
Leasing and other	77,495	91,178	81,545

	$10,448,175	$10,374,323	$9,718,710

Approximately $4.6 billion, or 44.4%, of the Corporation’s loan portfolio was in commercial mortgage and construction loans at March 31, 2007, compared to 44.9% at March 31, 2006. While the Corporation does not have a concentration of credit risk with any single borrower, repayments on loans in these portfolios can be negatively influenced by decreases in real estate values. The Corporation mitigates this risk through stringent underwriting policies and procedures.

The following table presents the activity in the Corporation’s allowance for loan losses:

	Three months ended
	March 31
	2007	2006
	(dollars in thousands)
Loans outstanding at end of period (net of unearned)	$10,448,175	$9,718,710

Daily average balance of loans and leases	$10,414,698	$9,227,642

Balance at beginning of period	$106,884	$92,847

Loans charged off:
Commercial – financial and agricultural	361	879
Real estate – mortgage	42	81
Consumer	790	461
Leasing and other	167	79

Total loans charged off	1,360	1,500

Recoveries of loans previously charged off:
Commercial – financial and agricultural	770	381
Real estate – mortgage	64	94
Consumer	393	331
Leasing and other	191	51

Total recoveries	1,418	857

Net loans (recovered) charged off	(58)	643

Provision for loan losses	957	1,000

Allowance purchased	—	12,991

Balance at end of period	$107,899	$106,195

Net (recoveries) charge-offs to average loans (annualized)	—	0.03%

Allowance for loan losses to loans outstanding	1.03%	1.09%

The following table summarizes the Corporation’s non-performing assets as of the indicated dates:

	March 31	December 31	March 31
	2007	2006	2006
	(dollars in thousands)
Non-accrual loans	$37,914	$33,113	$34,716
Loans 90 days past due and accruing	13,467	20,632	13,126
Other real estate owned	6,576	4,103	2,011

Total non-performing assets	$57,957	$57,848	$49,853

Non-accrual loans/total loans	0.36%	0.32%	0.36%
Non-performing assets/total assets	0.40%	0.39%	0.35%
Allowance/non-performing loans	210%	199%	222%
The provision for loan losses for the first quarter of 2007 totaled $957,000, a decrease of $43,000, or 4.3%, from the same period in 2006. During the first quarter of 2007, net recoveries totaled $58,000, or less than one basis point as a percentage of average loans on an annualized basis, an improvement of $701,000 over the $643,000 in net charge-offs, or 0.03% of average loans, recorded during the first quarter of 2006. Non-performing assets increased to $58.0 million, or 0.40% of total assets, at March 31, 2007, from $49.9 million, or 0.35% of total assets, at March 31, 2006. Total non-performing assets increased $109,000 from December 31, 2006.
Management believes that the allowance balance of $107.9 million at March 31, 2007 is adequate to cover losses inherent in the loan portfolio on that date and is appropriate based on applicable accounting standards.
Other Income
The following table presents the components of other income:

	Three months ended
	March 31		Increase (decrease)
	2007	2006	$	%
	(dollars in thousands)
Investment management and trust services	$9,810	$10,032	$(222)	(2.2)%
Service charges on deposit accounts	10,627	10,247	380	3.7
Other service charges and fees	7,375	6,654	721	10.8
Gains on sales of mortgage of loans	5,393	4,772	621	13.0
Other	4,078	2,237	1,841	82.3

Total, excluding investment securities gains	$37,283	$33,942	$3,341	9.8%
Investment securities gains	1,782	2,665	(883)	(33.1)

Total	$39,065	$36,607	$2,458	6.7%

Excluding investment security gains, total other income increased $3.3 million, or 9.8%, with the Columbia acquisition contributing $565,000 of this increase.
Investment management and trust services decreased by $371,000, excluding the acquisition of Columbia. The decrease was almost entirely due to a $314,000, or 8.1%, decrease in brokerage revenue. The increase in service charges on deposit accounts was due to a $197,000 increase contributed by the Columbia acquisition, with additional increases of $289,000 and $102,000 in cash management fees and overdraft fees, respectively, offset by a $208,000 decrease in other service charges earned on both business and personal deposit accounts. The increase in other service charges and fees was primarily due to an increase of $684,000 in foreign currency processing revenues as a result of the recent acquisition of a foreign currency processing company. Additional increases were due to letter of credit fees ($130,000, or 10.8%) and debit card fees ($198,000, or 11.5%), offset by decreases in merchant fees of $324,000, or 15.9%. The increase in gains on sales of mortgage loans resulted from the spread on sales increasing 21 basis points, or 22.6%, offset partially by a $42.6 million, or 8.3%, decrease in sales volumes resulting from the increase in longer-term mortgage rates.
Investment securities gains decreased $833,000, or 33.1%. Investment securities gains during the first quarter of 2007 and 2006 consisted of net realized gains on the sale of equity securities of $999,000 and $2.7 million, respectively. Investment security gains on the sale of available for sale debt securities for the first quarter of 2007 and 2006 were $779,000 and $12,000, respectively.

Other Expenses
The following table presents the components of other expenses:

	Three months ended
	March 31		Increase (decrease)
	2007	2006	$	%
	(dollars in thousands)
Salaries and employee benefits	$56,293	$49,929	$6,364	12.7%
Net occupancy expense	10,196	8,589	1,607	18.7
Equipment expense	3,715	3,593	122	3.4
Data processing	3,202	2,909	293	10.1
Advertising	2,409	2,253	156	6.9
Telecommunications	1,983	2,092	(109)	(5.2)
Intangible amortization	1,983	1,852	131	7.1
Supplies	1,481	1,592	(111)	(7.0)
Postage	1,449	1,301	148	11.4
Professional fees	1,197	1,408	(211)	(15.0)
Operating risk loss	5,914	1,099	4,815	438.1
Other	11,083	11,399	(316)	(2.8)

Total	$100,905	$88,016	$12,889	14.6%

The increase in salaries and employee benefits includes a $4.3 million, or 10.7%, increase in salaries, driven by the Columbia acquisition, which added approximately $1.4 million to the increase, as well as an increase in total average full-time equivalent employees and normal salary increases for existing employees. Also contributing to the increase in salaries was a $644,000 increase related to corporate and affiliate senior management bonuses and a $164,000 increase in stock compensation expense. Employee benefits increased $1.2 million, or 14.2%, primarily due to increases in healthcare costs and pension expenses and partially due to the Columbia acquisition.
The increase in net occupancy expense was partially due to the Columbia acquisition, which contributed $504,000 to the increase. The remaining increase was due to additional rental expense and depreciation of real property as a result of growth in the branch network in the first quarter of 2007 in comparison to 2006.
The increase in operating risk loss was due to the $5.5 million contingent loss recorded during the first quarter of 2007 related to losses that may be incurred due to the repurchase of residential mortgage loans and home equity loans that had been originated and sold in the secondary market.
Income Taxes
Income tax expense for the first quarter of 2007 was $17.9 million, a $905,000, or 4.8%, decrease from $18.8 million in 2006. The Corporation’s effective tax rate was fairly consistent over both periods, at approximately 30.3% in 2007 and 29.9% in 2006. The effective rate is lower than the Federal statutory rate of 35% due mainly to investments in tax-free municipal securities and Federal tax credits from investments in low and moderate-income housing partnerships.

FINANCIAL CONDITION
Total assets of the Corporation decreased $248.6 million, or 1.7%, to $14.7 billion at March 31, 2007, compared to $14.9 billion at December 31, 2006 mainly as a result of sales of investment securities and payoffs of borrowings with the proceeds.
The Corporation experienced a $73.9 million, or 0.7%, increase in loans, including a moderate increase in commercial loan and commercial mortgage loans, offset by slight decreases in construction and home equity loans. Commercial loans and commercial mortgages increased $174.4 million, or 2.8%, while construction loans decreased $51.0 million, or 3.6%, and home equity loans decreased $29.5 million, or 2.0%.
Investment securities decreased $256.6 million, or 8.9%, due to the sale of approximately $250 million of securities, the proceeds from which were largely used to reduce Federal funds purchased.
In comparison to December 31, 2006, deposits remained relatively unchanged, with decreases in noninterest-bearing demand deposits and interest-bearing savings accounts of $48.6 million, or 1.2%, offset by an increase in time deposits of $51.9 million, or 1.2%. The decrease in noninterest–bearing demand and interest-bearing savings accounts was largely due to a decrease in business accounts, offset partially by an increase in personal accounts. The increase in time deposits resulted from the price sensitivity of customers who have taken advantage of favorable interest rates offered on time deposits in the recent interest rate and competitive environment.
Short-term borrowings, which consist mainly of Federal funds purchased and customer cash management accounts, decreased $542.4 million, or 32.3%, during the first quarter of 2007. The decrease was mainly in Federal funds purchased, which decreased $580.0 million, or 56.7%, offset slightly by an increase in short-term promissory notes of $80.3 million, or 28.8%. As discussed above, the proceeds from certain investment security sales were used to repay higher rate Federal funds purchased. In addition, new FHLB advances totaling $290.0 million were primarily used to reduce Federal funds purchased.
Capital Resources
Total shareholders’ equity increased $5.6 million, or 0.4%, during the first quarter of 2007. Equity increased due to net income of $41.1 million and $2.3 million in other comprehensive income, offset by $25.5 million in cash dividends paid to shareholders and $16.4 million in treasury stock purchases.
The Corporation periodically repurchases shares of its common stock under repurchase plans approved by the Board of Directors. These repurchases have historically been through open market transactions and have complied with all regulatory restrictions on the timing and amount of repurchases. Shares may also be repurchased through an “Accelerated Share Repurchase” program (ASR), which allows shares to be repurchased immediately from an investment bank. The investment bank, in turn, repurchases shares on the open market over a period that is determined by the average daily trading volume of the Corporation’s shares, among other factors, with a purchase price adjustment made between the parties at the end of the program based on the cost of shares purchased by the investment bank. Shares repurchased have been added to treasury stock and are accounted for at cost. These shares are periodically reissued for various corporate needs.
In 2006, the Corporation’s Board of Directors approved a stock repurchase plan for 2.1 million shares through June 30, 2007. During the first quarter of 2007, the Corporation repurchased 1.0 million shares, representing the remaining shares available under this plan. In April 2007, the Corporation’s Board of Directors approved a stock repurchase plan for 1.0 million shares through December 31, 2007.

The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of March 31, 2007, the Corporation and each of its bank subsidiaries met the minimum requirements. In addition, the Corporation and each of its bank subsidiaries’ capital ratios exceeded the amounts required to be considered “well-capitalized” as defined in the regulations. The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

			Regulatory Minimum
	March 31	December 31	Capital	Well
	2007	2006	Adequacy	Capitalized
Total Capital (to Risk Weighted Assets)	11.9%	11.7%	8.0%	10.0%
Tier I Capital (to Risk Weighted Assets)	10.0%	9.9%	4.0%	6.0%
Tier I Capital (to Average Assets)	7.7%	7.7%	3.0%	5.0%
Liquidity
The Corporation must maintain a sufficient level of liquid assets to meet the cash needs of its customers, who, as depositors, may want to withdraw funds or who, as borrowers, need credit availability. Liquidity is provided on a continuous basis through scheduled and unscheduled principal and interest payments on outstanding loans and investments and through the availability of deposits and borrowings. The Corporation also maintains secondary sources that provide liquidity on a secured and unsecured basis to meet short-term liquidity needs.
The Corporation’s sources and uses of cash were discussed in general terms in the net interest income section of Management’s Discussion. The Consolidated Statements of Cash Flows provide additional information. The Corporation generated $97.2 million in cash from operating activities during the first quarter of 2007, mainly due to first quarter net income and a net decrease in loans held for sale. Cash flows from investing activities were $198.5 million, due to proceeds from sales and maturities of investment securities exceeding purchases. Financing activities resulted in a net cash outflow of $305.7 million, due to decreases of short-term borrowings, offset partially by proceeds received from additional long-term debt.
Liquidity must also be managed at the Fulton Financial Corporation Parent Company level. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from subsidiary banks to the Parent Company in the form of loans and dividends. Generally, these limitations are based on the subsidiary banks’ regulatory capital levels and their net income. As a result of increased stock repurchase plans and acquisition activity the Parent Company’s cash needs have increased in recent years, requiring additional sources of funds.
In May 2007, the Corporation issued $100.0 million of subordinated ten-year notes, which mature on May 1, 2017 at an effective rate of approximately 5.95%. Interest paid semi-annually in May and November of each year.
The Corporation also has a revolving line of credit agreement with an unaffiliated bank. Under the terms of the agreement, the Corporation can borrow up to $100.0 million with interest calculated at the one-month London Interbank Offering Rate (LIBOR) plus 0.35%. The credit agreement requires the Corporation to maintain certain financial ratios related to capital strength and earnings. The Corporation was in compliance with all required covenants under the credit agreement as of March 31, 2007. As of March 31, 2007, there was $57.1 million borrowed against this line.

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
Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s equity investments consist primarily of common stocks of publicly traded financial institutions (cost basis of approximately $93.9 million and fair value of $90.0 million at March 31, 2007). The Corporation’s financial institutions stock portfolio had gross unrealized gains of approximately $1.4 million at March 31, 2007.
Although the carrying value of financial institutions stock accounted for only 0.6% of the Corporation’s total assets, the unrealized gains on the portfolio represent a potential source of revenue. The Corporation has a history of periodically realizing gains from this portfolio and, if values were to decline more significantly, or for an extended period of time, this revenue source could be lost.
Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the companies. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation’s equity securities are classified as trading. Future cash flows from these investments are not provided in the table on page 28 as such investments do not have maturity dates.
The Corporation has evaluated, based on existing accounting guidance, whether any unrealized losses on individual equity investments constituted “other-than-temporary” impairment, which would require a write-down through a charge to earnings. Based on the results of such evaluations, the Corporation recorded write-downs of $117,000 for specific equity securities, which were deemed to exhibit other-than-temporary impairment in value as of March 31, 2007. Additional impairment charges may be necessary depending upon the performance of the equity markets in general and the performance of the individual investments held by the Corporation.
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

	Expected Maturity Period							Estimated
	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond	Total	Fair Value
Fixed rate loans (1)	$884,263	$607,086	$495,016	$352,157	$253,648	$619,019	$3,211,189	$3,157,312
Average rate	6.66%	6.46%	6.56%	6.72%	6.78%	6.42%	6.58%
Floating rate loans (1) (7) (8)	3,208,574	784,253	643,169	536,916	446,094	1,610,136	7,229,142	7,195,942
Average rate	8.23%	7.72%	7.74%	7.76%	7.26%	6.76%	7.71%

Fixed rate investments (2)	494,138	442,619	479,352	463,653	200,646	307,025	2,387,433	2,353,345
Average rate	4.23%	4.02%	4.07%	3.96%	4.14%	5.32%	4.24%
Floating rate investments (2)	44	1,569	—	500	—	86,710	88,823	89,362
Average rate	5.12%	5.01%	—	6.24%	—	5.55%	5.54%

Other interest-earning assets	224,099	—	—	—	—	—	224,099	224,099
Average rate	7.08%	—	—	—	—	—	7.08%

Total	$4,811,118	$1,835,527	$1,617,537	$1,353,226	$900,388	$2,622,890	$13,140,686	$13,020,060
Average rate	7.48%	6.41%	6.29%	6.19%	6.43%	6.47%	6.78%

Fixed rate deposits (3)	$3,515,704	$443,770	$140,473	$98,856	$63,296	$181,438	$4,443,537	$4,433,120
Average rate	4.59%	4.34%	4.27%	4.52%	4.73%	4.61%	4.56%
Floating rate deposits (4)	1,681,906	265,789	265,789	254,081	247,830	3,076,645	5,792,040	5,792,041
Average rate	3.04%	1.06%	1.06%	0.96%	0.90%	0.75%	1.46%

Fixed rate borrowings (5)	320,726	94,667	98,266	264,290	20,268	415,637	1,213,854	1,217,277
Average rate	5.47%	4.60%	5.03%	5.23%	5.15%	5.27%	5.24%
Floating rate borrowings (6)	1,142,617	191,000	—	—	—	166,565	1,500,182	1,500,182
Average rate	4.77%	4.59%	—	—	—	4.69%	4.74%

Total	$6,660,953	$995,226	$504,528	$617,227	$331,394	$3,840,285	$12,949,613	$12,942,620
Average rate	4.27%	3.54%	2.73%	3.36%	1.89%	1.59%	3.26%

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments.

(2)	Amounts are based on contractual maturities; adjusted for expected prepayments on mortgage-backed securities, collateralized mortgage obligations and expected calls on agency and municipal securities.

(3)	Amounts are based on contractual maturities of time deposits.

(4)	Estimated based on history of deposit flows.

(5)	Amounts are based on contractual maturities of debt instruments, adjusted for possible calls.

(6)	Amounts include Federal Funds purchased, short-term promissory notes, floating FHLB advances and securities sold under agreements to repurchase, which mature in less than 90 days, in addition to junior subordinated deferrable interest debentures.

(7)	Floating rate loans include adjustable rate mortgages.

(8)	Line of credit amounts are based on historical cash flow assumptions, with an average life of approximately 5 years.
The preceding table and discussion addressed the liquidity implications of interest rate risk and focused on expected contractual cash flows from financial instruments. Expected maturities, however, do not necessarily estimate the net interest income impact of interest rate changes. Certain financial instruments, such as adjustable rate loans, have repricing periods that differ from expected cash flows. Fair value adjustments related to acquisitions and overdraft deposit balances are not included in the preceding table.
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
Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into repricing periods. The sum of assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits having no contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans, mortgage-backed securities and collateralized mortgage obligations includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative six-month gap to plus or minus 15% of total rate sensitive earning assets. The cumulative six-month gap as of March 31, 2007 was a negative 0.9% and the cumulative six-month ratio of rate sensitive assets to rate sensitive liabilities (RSA/RSL) was 0.98.
Simulation of net interest income and net income is performed for the next twelve-month period. A variety of interest rate scenarios are used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of earnings is used primarily to measure the Corporation’s short-term earnings exposure to rate movements. The Corporation’s policy limits the potential exposure of net interest income to 10% of the base case net interest income for a 100 basis point shock in interest rates, 15% for a 200 basis point shock and 20% for a 300 basis point shock. A “shock’ is an immediate upward or downward movement of interest rates across the yield curve based upon changes in the prime rate. The shocks do not take into account changes in customer behavior that could result in changes to mix and/or volumes in the balance sheet nor do they account for competitive pricing over the forward 12-month period. The following table summarizes the expected impact of interest rate shocks on net interest income:

Annual change
in net interest
Rate Shock	income	% Change
+ 300 bp	+ $28.4 million	+ 5.8%
+ 200 bp	+ $19.0 million	+ 3.9%
+ 100 bp	+ $9.6 million	+ 2.0%
- 100 bp	- $11.7 million	- 2.4%
- 200 bp	- $25.9 million	- 5.3%
- 300 bp	- $40.0 million	- 8.2%
Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term re-pricing risks and options in the Corporation’s balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point shock movement in interest rates. As of March 31, 2007, the Corporation was within policy limits for every basis point shock movement in interest rates.

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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
Information responsive to this item as of December 31, 2006 appears under the heading, “Risk Factors” within the Corporation’s Form 10-K for the year ended December 31, 2006, except for the following risk factor, which has been updated.
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
The second and third scenarios could also result in potential repurchase liability to the Corporation on residential mortgage loans originated and sold into the secondary market. Except for The Columbia Bank, the Corporation’s bank subsidiaries originate mortgages through mortgage divisions. One subsidiary in particular, Resource Bank, originates a variety of residential products through its Resource Mortgage Division to meet customer demand. These products include conventional residential mortgages that meet published guidelines of Fannie Mae and Freddie Mac for sale into the secondary market, which are generally considered prime loans, and loans that deviate from those guidelines. This latter category of loans includes loans with higher loan to value ratios, loans with no or limited verification of a borrower’s income or net worth stated on the loan application, and loans to borrowers with lower credit ratings, referred to as FICO scores. The general market for these alternative loan products across the country has declined as a result of moderating real estate prices, increased payment defaults by borrowers and increased loan foreclosures. In particular, Resource Bank has recently experienced an increase in requests from investors for Resource Bank to repurchase loans sold to those investors due to claimed loan payment defaults in one particular loan product. This resulted in the Corporation recording a $5.5 million contingent loss during the first quarter of 2007. This charge reflects losses that may be incurred due to potential repurchases of residential mortgage loans and home equity loans originated and sold in the secondary market. The Corporation cannot be assured that additional payment defaults and related repurchase requests with respect to loans originated and sold by Resource Bank will not continue, which may result in additional related charges, which would adversely affect the Corporation’s net income.
In addition, the amount of the Corporation’s provision for loan losses and the percentage of loans it is required to charge-off may be impacted by the overall risk composition of the loan portfolio. In recent years, the amount of the Corporation’s commercial loans (including agricultural loans) and commercial mortgages has increased, comprising a greater percentage of its overall loan portfolio. These loans are inherently more risky than certain other types of loans, such as residential mortgage loans. While the Corporation believes that its allowance for loan losses as of March 31, 2007 is sufficient to cover losses inherent in the loan portfolio on that date, the Corporation may be required to increase its loan loss provision or charge-off a higher percentage of loans due to changes in the risk characteristics of the loan portfolio, thereby reducing its net income. To the extent any of the Corporation’s subsidiary banks rely more heavily on loans secured by real estate, a decrease in real estate values could cause higher loan losses and require higher loan loss provisions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total number of	Maximum
			shares purchased	number of shares
	Total		as part of a	that may yet be
	number of	Average price	publicly	purchased under
	shares	paid per	announced plan	the plan or
Period	purchased	share	or program	program
(01/01/07 – 01/31/07)	521,000	$15.83	521,000	517,490
(02/01/07 – 02/28/07)	424,000	$15.79	424,000	93,490
(03/01/07 – 03/31/07)	93,490	$15.37	93,490	—
On March 21, 2006, a stock repurchase plan was approved by the Board of Directors to repurchase up to 2.1 million shares through December 31, 2006. On December 19, 2006 the Board of Directors extended the stock repurchase plan through June 30, 2007. As of March 31, 2007, 2.1 million shares were repurchased under this plan. No stock repurchases were made outside the plan and all were made under the guidelines of Rule 10b-18 and in compliance with Regulation M.
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
FULTON FINANCIAL CORPORATION

Date: May 10, 2007	/s/ R. Scott Smith, Jr.
R. Scott Smith, Jr.
Chairman, Chief Executive Officer and President

Date: May 10, 2007	/s/ Charles J. Nugent
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