Form 10-Q
period 2007-06-30
FULTON FINANCIAL CORP
filed 2007-08-09
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007,
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
Common Stock, $2.50 Par Value — 173,257,000 shares outstanding as of July 31, 2007.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007

Item 1. Financial Statements
FULTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per-share data)

	June 30
	2007	December 31
	(unaudited)	2006
ASSETS
Cash and due from banks	$381,714	$355,018
Interest-bearing deposits with other banks	12,488	27,529
Federal funds sold	1,879	659
Loans held for sale	185,471	239,042
Investment securities:
Held to maturity (estimated fair value of $10,577 in 2007 and $12,534 in 2006)	10,580	12,524
Available for sale	2,739,814	2,865,714

Loans, net of unearned income	10,713,819	10,374,323
Less: Allowance for loan losses	(106,892)	(106,884)

Net Loans	10,606,927	10,267,439

Premises and equipment	188,893	191,401
Accrued interest receivable	71,785	71,825
Goodwill	626,187	626,042
Intangible assets	33,552	37,733
Other assets	219,125	224,038

Total Assets	$15,078,415	$14,918,964

LIABILITIES
Deposits:
Noninterest-bearing	$1,818,862	$1,831,419
Interest-bearing	8,499,377	8,401,050

Total Deposits	10,318,239	10,232,469

Short-term borrowings:
Federal funds purchased	830,327	1,022,351
Other short-term borrowings	666,080	658,489

Total Short-Term Borrowings	1,496,407	1,680,840

Accrued interest payable	62,984	61,392
Other liabilities	113,774	123,805
Federal Home Loan Bank advances and long-term debt	1,555,351	1,304,148

Total Liabilities	13,546,755	13,402,654

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 191.5 million shares issued in 2007 and 190.8 million shares issued in 2006	478,641	476,987
Additional paid-in capital	1,251,237	1,246,823
Retained earnings	122,258	92,592
Accumulated other comprehensive loss	(43,098)	(39,091)
Treasury stock, 18.2 million shares in 2007 and 17.1 million shares in 2006, at cost	(277,378)	(261,001)

Total Shareholders’ Equity	1,531,660	1,516,310

Total Liabilities and Shareholders’ Equity	$15,078,415	$14,918,964

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per-share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
INTEREST INCOME
Loans, including fees	$197,993	$179,946	$393,550	$341,060
Investment securities:
Taxable	21,999	23,564	46,618	46,103
Tax-exempt	4,400	3,543	8,681	7,076
Dividends	2,016	1,555	3,935	2,900
Loans held for sale	3,393	4,006	7,077	7,464
Other interest income	311	592	907	1,255

Total Interest Income	230,112	213,206	460,768	405,858

INTEREST EXPENSE
Deposits	73,799	58,996	145,007	109,186
Short-term borrowings	14,894	18,427	33,948	33,733
Long-term debt	20,511	12,932	39,130	25,045

Total Interest Expense	109,204	90,355	218,085	167,964

Net Interest Income	120,908	122,851	242,683	237,894
Provision for loan losses	2,700	875	3,657	1,875

Net Interest Income After Provision for Loan Losses	118,208	121,976	239,026	236,019

OTHER INCOME
Investment management and trust services	10,273	9,056	20,083	19,088
Service charges on deposit accounts	11,225	10,892	21,852	21,139
Other service charges and fees	7,841	6,576	15,216	13,230
Gains on sales of mortgage loans	4,188	5,187	9,581	9,959
Investment securities gains	629	1,409	2,411	4,074
Other	2,849	2,882	6,927	5,119

Total Other Income	37,005	36,002	76,070	72,609

OTHER EXPENSES
Salaries and employee benefits	55,555	53,390	111,848	103,319
Net occupancy expense	9,954	9,007	20,150	17,596
Equipment expense	3,436	3,495	7,151	7,088
Data processing	3,217	3,165	6,419	6,074
Advertising	2,990	3,027	5,399	5,280
Intangible amortization	2,198	2,006	4,181	3,858
Other	20,757	16,703	43,864	35,594

Total Other Expenses	98,107	90,793	199,012	178,809

Income Before Income Taxes	57,106	67,185	116,084	129,819
Income taxes	17,261	20,484	35,111	39,239

Net Income	$39,845	$46,701	$80,973	$90,580

PER-SHARE DATA:
Net income (basic)	$0.23	$0.27	$0.47	$0.53
Net income (diluted)	0.23	0.27	0.46	0.52
Cash dividends	0.1500	0.1475	0.298	0.286
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2007 AND 2006

					Accumulated
	Number of		Additional		Other Com -
	Shares	Common	Paid-in	Retained	prehensive	Treasury
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Total
	(dollars in thousands)
Balance at December 31, 2006	173,648,000	$476,987	$1,246,823	$92,592	$(39,091)	$(261,001)	$1,516,310
Comprehensive Income:
Net income				80,973			80,973
Unrealized loss on securities (net of $6.2 million tax effect)					(11,549)		(11,549)
Unrealized loss on derivative financial instruments (net of $49,000 tax effect)					(91)		(91)
Less — reclassification adjustment for gains included in net income (net of $844,000 tax expense)					(1,567)		(1,567)
Defined benefit pension plan curtailment (net of $4.9 million tax effect)					9,122		9,122
Amortization of unrecognized pension and post-retirement costs (net of $42,000 tax effect)					78		78

Total comprehensive income							76,966

Stock issued, including related tax benefits	661,000	1,654	3,156				4,810
Stock-based compensation awards			1,258				1,258
Cumulative effect of FIN 48 adoption				220			220
Acquisition of treasury stock	(1,039,000)					(16,377)	(16,377)
Cash dividends — $0.298 per share				(51,527)			(51,527)

Balance at June 30, 2007	173,270,000	$478,641	$1,251,237	$122,258	$(43,098)	$(277,378)	$1,531,660

Balance at December 31, 2005	164,868,000	$430,827	$996,708	$138,529	$(42,285)	$(240,808)	$1,282,971
Comprehensive Income:
Net income				90,580			90,580
Unrealized loss on securities (net of $11.1 million tax effect)					(20,592)		(20,592)
Unrealized loss on derivative financial instruments (net of $735,000 tax effect)					(1,364)		(1,364)
Less — reclassification adjustment for gains included in net income (net of $1.4 million tax expense)					(2,648)		(2,648)

Total comprehensive income							65,976

Stock dividend - 5%		22,648	107,952	(130,600)			—
Stock issued, including related tax benefits	763,000	2,051	4,261				6,312
Stock-based compensation awards	85,000		686				686
Stock issued for acquisition of Columbia	8,619,000	20,523	133,608				154,131
Acquisition of treasury stock	(1,056,000)					(16,691)	(16,691)
Accelerated share repurchase settlement						(3,423)	(3,423)
Cash dividends — $0.286 per share				(49,774)			(49,774)

Balance at June 30, 2006	173,279,000	$476,049	$1,243,215	$48,735	$(66,889)	$(260,922)	$1,440,188

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 30
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$80,973	$90,580

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,657	1,875
Depreciation and amortization of premises and equipment	9,874	9,429
Net amortization of investment security premiums	1,191	1,939
Investment securities gains	(2,411)	(4,074)
Net decrease (increase) in loans held for sale	53,571	(25,588)
Amortization of intangible assets	4,181	3,858
Stock-based compensation	1,258	686
Excess tax benefits from stock-based compensation	(151)	(666)
Decrease (increase) in accrued interest receivable	40	(3,672)
Decrease (increase) in other assets	10,499	(20,248)
Increase in accrued interest payable	1,592	9,066
(Decrease) increase in other liabilities	(8,693)	2,235

Total adjustments	74,608	(25,160)

Net cash provided by operating activities	155,581	65,420

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	285,305	94,178
Proceeds from maturities of securities held to maturity	1,514	5,116
Proceeds from maturities of securities available for sale	251,911	322,336
Purchase of securities held to maturity	(874)	(7)
Purchase of securities available for sale	(419,878)	(447,397)
Decrease in short-term investments	13,821	9,422
Net increase in loans	(343,145)	(562,723)
Net cash paid for acquisition	—	(105,413)
Net purchase of premises and equipment	(7,366)	(16,948)

Net cash used in investing activities	(218,712)	(701,436)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand and savings deposits	(23,848)	3,811
Net increase in time deposits	109,618	369,066
Additions to long-term debt	523,840	195,874
Repayments of long-term debt	(272,637)	(112,211)
(Decrease) increase in short-term borrowings	(184,433)	282,678
Dividends paid	(51,146)	(46,880)
Net proceeds from issuance of common stock	4,659	5,646
Excess tax benefits from stock-based compensation	151	666
Acquisition of treasury stock	(16,377)	(20,114)

Net cash provided by financing activities	89,827	678,536

Net Increase in Cash and Due From Banks	26,696	42,520
Cash and Due From Banks at Beginning of Period	355,018	368,043

Cash and Due From Banks at End of Period	$381,714	$410,563

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$216,493	$158,898
Income taxes	37,854	32,276
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A — Basis of Presentation
The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the Corporation) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
NOTE B — Net Income Per Share and Comprehensive Income
The Corporation’s basic net income per share is calculated as net income divided by the weighted average number of shares outstanding. For diluted net income per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation’s common stock equivalents consist solely of outstanding stock options and restricted stock. Excluded from the calculation were 3.2 million anti-dilutive options for each of the three and six months ended June 30, 2007, respectively, and 2.1 million and 1.3 million for the three and six months ended June 30, 2006, respectively.
A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
	(in thousands)
Weighted average shares outstanding (basic)	173,184	173,449	173,228	172,166
Impact of common stock equivalents	1,233	2,035	1,367	2,169

Weighted average shares outstanding (diluted)	174,417	175,484	174,595	174,335

Total comprehensive income was $33.6 million and $77.0 million for the three and six months ended June 30, 2007, respectively. Total comprehensive income was $31.5 million and $66.0 million for the three and six months ended June 30, 2006, respectively.
NOTE C — Income Taxes
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
As of the adoption date, the Corporation had unrecognized income tax benefits of $4.1 million, all of which, if recognized, would impact the effective tax rate. Also as of the adoption date, the Corporation had $1.4 million in accrued interest related to unrecognized tax benefits. The Corporation recognizes interest accrued related to unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would also be recognized in income tax expense. There have been no material changes to unrecognized tax benefits as of June 30, 2007.
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
NOTE D — Stock-Based Compensation
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
The following table presents compensation expense and the related tax impacts for equity awards recognized in the consolidated income statements:

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
	(in thousands)
Compensation expense	$750	$342	$1,258	$686
Tax (benefit) expense	(110)	14	(180)	(119)

Net income effect	$640	$356	$1,078	$567

Under the Option Plans, options are granted to key employees for terms of up to ten years at option prices equal to the fair market value of the Corporation’s stock on the date of grant. Options are typically granted annually on July 1st and become fully vested after a three-year cliff-vesting period. Certain events, as specified in the Option Plans and agreements, would result in the acceleration of the vesting period. As of June 30, 2007, the Option Plans had 14.9 million shares reserved for the future grants through 2013. On July 1, 2007, the Corporation granted approximately 860,000 options under its Option Plans.
NOTE E — Employee Benefit Plans
The Corporation maintains a defined benefit pension plan (Pension Plan) for certain employees. Contributions to the Pension Plan are actuarially determined and funded annually. Pension Plan assets are invested in money markets; fixed income securities, including corporate bonds, U.S. Treasury securities and common trust funds; and equity securities, including common stocks and common stock mutual funds. The Pension Plan has been closed to new participants, but existing participants will continue to accrue benefits according to the terms of the plan until December 31, 2007.
On April 30, 2007, the Corporation amended the Pension Plan to discontinue the accrual of benefits for all existing participants, effective January 1, 2008. As a result of this amendment, the Corporation recorded a $58,000 curtailment loss, as determined by consulting actuaries, during the quarter ended June 30, 2007. The curtailment loss resulted from a $14.0 million gain from adjusting the funded status of the Pension Plan and an offsetting $14.0 million write-off of unamortized pension costs and related deferred tax assets.
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
The net periodic benefit cost for the Corporation’s Pension Plan and Post-retirement Plan, as determined by consulting actuaries, consisted of the following components for the three and six-month periods ended June 30:

	Pension Plan
	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
	(in thousands)
Service cost	$488	$606	$1,114	$1,215
Interest cost	821	865	1,746	1,729
Expected return on plan assets	(980)	(1,057)	(2,117)	(2,114)
Net amortization and deferral	58	201	233	403
Curtailment loss	58	—	58	—

Net periodic benefit cost	$445	$615	$1,034	$1,233

	Post-retirement Plan
	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
	(in thousands)
Service cost	$121	$147	$229	$290
Interest cost	159	189	301	374
Expected return on plan assets	(1)	(1)	(2)	(2)
Net amortization and deferral	(56)	(82)	(113)	(162)

Net periodic benefit cost	$223	$253	$415	$500

NOTE F — Acquisitions
On February 1, 2006, the Corporation completed its acquisition of Columbia Bancorp (Columbia) of Columbia, Maryland. Columbia was a $1.3 billion bank holding company whose primary subsidiary was The Columbia Bank, which operates 21 full-service community-banking offices and five retirement community offices in Frederick, Howard, Montgomery, Prince George’s and Baltimore Counties and Baltimore City. The total purchase price was approximately $306.0 million, including $154.2 million in stock issued and stock options assumed, $149.4 million of Columbia stock purchased and options settled for cash and $2.4 million for other direct acquisition costs. The purchase price for shares issued was determined based on the value of the Corporation’s stock on the date when the number of shares was fixed and determinable.
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
NOTE G — Derivative Financial Instruments
As of June 30, 2007, interest rate swaps with a notional amount of $278.0 million were used to hedge certain long-term fixed rate certificates of deposit. The terms of the certificates of deposit and the interest rate swaps are similar and were committed to simultaneously. Under the terms of the swap agreements, the Corporation is the fixed rate receiver and the floating rate payer (generally tied to the three-month London Interbank Offering Rate, or LIBOR, a common index used for setting rates between financial institutions). The interest rate swaps are classified as fair value hedges and both the interest rate swaps and the certificates of deposit are recorded at fair value, with changes in the fair values during the period recorded to other income or expense. For interest rate swaps accounted for as fair value hedges, ineffectiveness is the difference between the changes in the fair value of the interest rate swaps and the hedged items, in this case the certificates of deposit. The Corporation’s analysis of hedge effectiveness indicated the hedges were highly effective as of June 30, 2007. For the three and six months ended June 30, 2007, net losses of $145,000 and $241,000, respectively, were recorded in other expense, representing the net impact of the change in fair values of the interest rate swaps and the certificates of deposit, compared to net losses of $94,000 and $155,000, respectively, for the three and six months ended June 30, 2006.
The Corporation entered into a forward-starting interest rate swap with a notional amount of $150.0 million in October 2005 in anticipation of the issuance of trust preferred securities in January 2006. This swap was accounted for as a cash flow hedge as it hedged the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. The Corporation settled this derivative on its contractual maturity date in January 2006 with a total payment of $5.5 million to the counterparty, including a $1.4 million charge to other comprehensive loss (net of a $751,000 tax effect) recorded during the first quarter of 2006. This charge was in addition to the $2.2 million that had been recorded as an other comprehensive loss, net of a $1.2 million tax effect, as of December 31, 2005. The total amount recorded in other comprehensive loss is being amortized to interest expense over the life of the related securities using the effective interest method. The amount of net losses in accumulated other comprehensive income that will be reclassified into earnings during the next twelve months is expected to be approximately $120,000.
In February 2007, the Corporation entered into a forward-starting interest swap with a notional amount of $100.0 million in anticipation of the issuance of subordinated debt in May 2007. This swap was accounted for as a cash flow hedge as it hedged the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. The Corporation settled this derivative on its contractual maturity date in April 2007 with a total payment of $232,000 to the counterparty, including a $151,000 charge to other comprehensive loss (net of an $81,000 tax effect). The total amount recorded in other comprehensive loss is being amortized to interest expense over the life of the related securities using the effective interest method. The amount of net losses in accumulated other comprehensive income that will be reclassified into earnings during the next twelve months is expected to be approximately $15,000.

NOTE H — Commitments and Contingencies
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
The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	June 30
	2007	2006
	(in thousands)
Commitments to extend credit	4,681,540	4,245,908
Standby letters of credit	739,646	726,944
Commercial letters of credit	26,116	30,181
During the three and six months ended June 30, 2007, the Corporation recorded contingent losses of $3.4 million and $8.9 million, respectively, that are expected to be incurred due to the potential repurchase of approximately $41 million of residential mortgage loans and home equity loans originated and sold in the secondary market by the Corporation’s Resource Bank affiliate. Certain residential mortgage loans and home equity loans are sold to secondary market purchasers under standard representations and warranties regarding the origination of the loans, as well as a standard agreement to repurchase the loans under specified circumstances, including failure of the borrower to timely make any of the first three payments following the sale of the loan.
In July 2007, the Corporation repurchased $34.7 million of these residential mortgage loans and home equity loans from one investor. Upon repurchase, the Corporation reclassified approximately $6.4 million of the $8.9 million of previously recorded contingent losses as a write-down of the repurchased loans to net realizable value. Approximately $25 million of the repurchased loans were recorded as residential mortgage loans and home equity loans outstanding, of which $21 million were placed on non-accrual status. In addition, approximately $9 million of repurchased loans were classified as other real estate owned.
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
NOTE I — Stock Repurchases
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
In April 2007, the Corporation’s Board of Directors approved a stock repurchase plan for 1.0 million shares through December 31, 2007. There were no shares repurchased under this plan during the three months ended June 30, 2007. Repurchases under this plan are expected to occur through open market acquisitions.
NOTE J — Long-Term Debt
In May 2007, the Corporation issued $100.0 million of ten-year subordinated notes, which mature on May 1, 2017 and carry a fixed rate of 5.75% and an effective rate of approximately 5.95% as a result of issuance costs. Interest is paid semi-annually in May and November of each year.
NOTE K — New Accounting Standards
In September 2006, the FASB ratified Emerging Issues Task Force (EITF) 06-4, “Accounting for Deferred Compensation and Post-retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements “ (EITF 06-4). EITF 06-4 addresses accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to post-retirement periods. EITF 06-4 would require that the post-retirement benefit aspects of an endorsement-type split-dollar life insurance arrangement be recognized as a liability by the employer and that the obligation is not settled upon entering into an insurance arrangement. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, or January 1, 2008 for the Corporation. The Corporation is currently evaluating the impact of EITF 06-4 on the consolidated financial statements.
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
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (Statement 159). Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value and amends Statement 115 to, among other things, require certain disclosures for amounts for which the fair value option is applied. Additionally, this standard provides that an entity may reclassify held-to-maturity and available-for-sale securities to the trading account when the fair value option is elected for such securities, without calling into question the intent to hold other securities to maturity in the future. This standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or January 1, 2008 for the Corporation. The Corporation has not completed its assessment of Statement 159 and the impact, if any, on the consolidated financial statements.
In March 2007, the FASB ratified EITF 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). EITF 06-10 addresses accounting for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends to post-retirement periods. EITF 06-10 provides guidance for determining the liability for the post-retirement benefit aspects of collateral assignment-type split-dollar life insurance arrangements, as well as the recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, or January 1, 2008 for the Corporation. The Corporation is currently evaluating the impact of EITF 06-10 on the consolidated financial statements.
In May 2007, the FASB issued Interpretation No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (Staff Position No. FIN 48-1). Staff Position No. FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Staff Position No. FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on the consolidated financial statements.
In June 2007, the FASB ratified EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 requires that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007, or January 1, 2008 for the Corporation. The Corporation is currently evaluating the impact of EITF 06-11 on the consolidated financial statements.
NOTE L — Reclassifications
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
In addition to the factors identified herein, the following risk factors could cause actual results to differ materially from such forward-looking statements:
•	Changes in interest rates may have an adverse effect on the Corporation’s profitability.

•	Changes in economic conditions and the composition of the Corporation’s loan portfolio could lead to higher loan charge-offs or an increase in the provision for loan losses and may reduce the Corporation’s net income.

•	Fluctuations in the value of the Corporation’s equity portfolio, or assets under management by the Corporation’s trust and investment management services, could have a material impact on the Corporation’s results of operations.

•	If the Corporation is unable to acquire additional banks on favorable terms or if it fails to successfully integrate or improve the operations of acquired banks, the Corporation may be unable to execute its growth strategies.

•	If the goodwill that the Corporation has recorded in connection with its acquisitions becomes impaired, it could have a negative impact on the Corporation’s profitability.

•	The competition the Corporation faces is increasing and may reduce the Corporation’s customer base and negatively impact the Corporation’s results of operations.

•	The supervision and regulation to which the Corporation is subject can be a competitive disadvantage.
The Corporation’s forward-looking statements are relevant only as of the date on which such statements are made. By making any forward-looking statements, the Corporation assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

RESULTS OF OPERATIONS
Overview
The Corporation currently derives the majority of its earnings from traditional banking activities, with net interest income, or the difference between interest income earned on loans and investments and interest paid on deposits and borrowings, accounting for approximately 77% of revenues for the three and six months ended June 30, 2007. Growth in net interest income is dependent upon balance sheet growth or increasing the net interest margin, which is net interest income as a percentage of average interest-earning assets. The Corporation also generates revenue through fees earned on the various services and products offered to its customers and through sales of assets, such as loans, investments, or properties. Offsetting these revenue sources are provisions for credit losses on loans, other operating expenses and income taxes.
The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
Net income (in thousands)	$39,845	$46,701	$80,973	$90,580
Diluted net income per share	$0.23	$0.27	$0.46	$0.52
Return on average assets	1.08%	1.32%	1.10%	1.32%
Return on average equity	10.52%	13.01%	10.79%	12.92%
Return on average tangible equity (1)	19.30%	24.87%	19.81%	23.93%
Net interest margin (2)	3.70%	3.90%	3.72%	3.89%

(1)	Calculated as net income, adjusted for intangible amortization (net of tax), divided by average shareholders’ equity, excluding goodwill and intangible assets.

(2)	Presented on a fully taxable-equivalent (FTE) basis, using 35% Federal tax rate. See also “Net Interest Income” section of Management’s Discussion and Analysis.
The Corporation’s net income for the second quarter of 2007 decreased $6.9 million, or 14.7%, from $46.7 million in 2006 to $39.8 million in 2007 due to an increase in other expenses of $7.3 million, or 8.1%, a decrease in net interest income of $1.9 million, or 1.6%, and a $1.8 million increase in the provision for loan losses, offset by an increase in other income of $1.0 million, or 2.8%. The increase in other expenses was most notably due to a $3.4 million contingent loss related to the potential repurchase of residential mortgage loans and home equity loans that had been originated and sold in the secondary market. The decrease in net interest income was due to a 20 basis point decline in net interest margin, partially offset by balance sheet growth. The decrease in net interest margin was caused, in part, by customers shifting deposits from lower cost core demand and savings accounts to higher cost certificates of deposit. The loan loss provision increased due to an increase in net charge-offs during the second quarter of 2007 in comparison to the same period in 2006.
Net income for the first half of 2007 decreased $9.6 million, or 10.6%, from $90.6 million in 2006 to $81.0 million in 2007 due to increases in other expenses of $20.2 million, or 11.3%, and an increase of $1.8 million in the provision for loan losses, offset by an increase in net interest income of $4.8 million, or 2.0%, and other income of $3.5 million, or 4.8%. The increase in other expenses was primarily due to the accrual of $8.9 million of contingent losses related to the potential repurchase of residential mortgage loans and home equity loans that had been originated and sold in the secondary market and an $8.5 million, or 8.3%, increase in salaries and employee benefits, which included $1.7 million of severance charges.

The following summarizes some of the more significant factors that influenced the Corporation’s results for the three and six months ended June 30, 2007.
Interest Rates — Changes in the interest rate environment can impact both the Corporation’s net interest income and its non-interest income. The term “interest rate environment” generally refers to both the level of interest rates and the shape of the U. S. Treasury yield curve, which is a plot of the yields on treasury issues over various maturity periods. Typically, the shape of the yield curve is upward sloping, with longer-term rates exceeding short-term rates. For the past twelve months, the yield curve has remained relatively flat, and at times, downward sloping, with minimal differences between long and short-term rates, resulting in a negative impact to the Corporation’s net interest income and net interest margin.
Floating rate loans, short-term borrowings and savings and time deposit rates are generally influenced by short-term rates. The Federal Reserve Board (FRB) has not raised the Federal funds rate since June 30, 2006. The Corporation’s prime lending rate also has not increased since June 30, 2006. While there have not been increases in the Federal funds rate in the past twelve months, the Corporation has had to reprice to higher deposit rates due to competitive pressures. Additionally, as market rates on certificates of deposit accounts have increased over the past twelve months, customers have shifted funds from lower rate core demand and savings accounts to fixed rate certificates of deposit in order to lock into higher rates.
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
As of June 30, 2007, the Corporation’s non-performing assets increased $16.3 million, or 28.2%, in comparison to December 31, 2006. The increase was mainly due to general economic factors as opposed to specific risk concentrations within the Corporation’s loan portfolio and has resulted in non-performing asset levels which are closer to average historical levels, as opposed to the unusually low non-performing asset levels of recent years.
While not currently impacting the level of non-performing assets, the asset quality risks associated with the Corporation’s mortgage business, as evidenced by the 2007 contingent losses recorded in connection with the potential repurchase of residential mortgage loans and home equity loans, has resulted in the phase-out of the wholesale residential mortgage business at the Corporation’s Resource Bank affiliate. The strategy has resulted in lower mortgage loan sale volumes and gains on the sales of mortgage loans during the first half of 2007, in addition to potentially reducing the future risk that the Corporation may be required to repurchase additional loans that have been sold to secondary market investors, which in turn, could increase the level of non-performing assets.
Equity Markets — As noted in the “Market Risk” section of Management’s Discussion, equity valuations can have an impact on the Corporation’s financial performance. In particular, bank stocks account for a significant portion of the Corporation’s equity investment portfolio. Historically, realized gains on sales of these equities have been a recurring component of the Corporation’s earnings.
More recently, declines in the value of the bank stock portfolio have resulted in a decline in investment security gains. During the first half of 2007, the Corporation’s gains on investment securities decreased $1.7 million, or 40.8%. As of June 30, 2007, the Corporation’s bank stock portfolio had a net unrealized loss of $8.8 million, compared to a net unrealized loss of $100,000 at December 31, 2006. Future declines in the bank stock portfolio values could have a detrimental impact on the Corporation’s ability to realize gains in the future.

Interest-bearing Deposits — In comparison to the second quarter of 2006, the Corporation experienced a shift from lower cost interest-bearing demand and savings deposit accounts (46.8% of total interest-bearing deposits in 2007, compared to 49.8% in 2006) to higher cost certificates of deposit (53.2% in 2007, compared to 50.2% in 2006). During the second quarter of 2007 the shift to higher cost deposits and, to a lesser extent, the increase in deposit rates, resulted in a decline in net interest margin.
Earning Assets — During the second quarter of 2007 the Corporation’s interest-earning assets increased in comparison to the same period in 2006 and shifted slightly in composition from investments (19.8% of total average interest-earning assets in 2007, compared to 21.8% in 2006) to loans (78.6% in 2007, compared to 76.1% in 2006). The movement to higher-yielding loans has mitigated some of the factors that have had a negative effect on the Corporation’s net interest income and net interest margin. Slower growth in loans could result in a future shift in the composition of interest-earning assets from loans to investments.
Acquisitions — In February 2006, the Corporation acquired Columbia Bancorp (Columbia), of Columbia, Maryland, a $1.3 billion bank holding company whose primary subsidiary was The Columbia Bank.
Results for the first six months of 2007 in comparison to the first six months of 2006 were impacted due to a full six-month contribution by Columbia in 2007, compared to a five-month contribution in 2006. There is no such impact on comparisons between the second quarters of 2007 and 2006.
Acquisitions have long been a supplement to the Corporation’s internal growth. The Columbia acquisition has provided the opportunity for additional growth, as it has allowed the Corporation’s existing products and services to be sold in new markets. The Corporation’s acquisition strategy focuses on high growth areas with strong market demographics and targets organizations that have a comparable corporate culture, strong performance and sound asset quality, among other factors. Under the Corporation’s “super-community” banking philosophy, acquired organizations generally retain their status as separate legal entities, unless consolidation with an existing subsidiary bank is practical. Back office functions are generally consolidated to maximize efficiencies.
Merger and acquisition activity in the financial services industry has been very competitive in recent years, as evidenced by the prices paid for certain acquisitions. While the Corporation has been an active acquirer, management is committed to basing its pricing on rational economic models. Management will continue to focus on generating growth in the most cost-effective manner.
Quarter Ended June 30, 2007 compared to the Quarter Ended June 30, 2006
Net Interest Income
Net interest income decreased $1.9 million, or 1.6%, to $120.9 million in 2007 from $122.9 million in 2006. The decrease was due to a more pronounced increase in the costs of interest-bearing liabilities over the income received from interest-earning assets, resulting in a 20 basis point decrease in the net interest margin. The average cost of interest bearing liabilities increased 50 basis points (a 14.9% increase) over 2006, while the average fully taxable-equivalent (FTE) yield on interest-earning assets increased 25 basis points (a 3.7% increase) over 2006.

The following table provides a comparative average balance sheet and net interest income analysis for the second quarter of 2007 as compared to the same period in 2006. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Three months ended June 30
	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans and leases (1)	$10,582,300	$199,085	7.54%	$9,846,025	$181,019	7.37%
Taxable investment securities (2)	1,973,214	21,999	4.46	2,242,945	23,564	4.20
Tax-exempt investment securities (2)	500,341	6,405	5.12	430,246	5,200	4.83
Equity securities (2)	188,558	2,230	4.74	152,210	1,740	4.58

Total investment securities	2,662,113	30,634	4.60	2,825,401	30,504	4.32
Loans held for sale	197,852	3,393	6.86	222,103	4,006	7.21
Other interest-earning assets	25,311	311	4.90	50,422	592	4.69

Total interest-earning assets	13,467,576	233,423	6.95%	12,943,951	216,121	6.70%
Noninterest-earning assets:
Cash and due from banks	340,752			335,009
Premises and equipment	189,975			183,587
Other assets	899,160			862,739
Less: Allowance for loan losses	(108,952)			(106,727)

Total Assets	$14,788,511			$14,218,559

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$1,676,528	$7,198	1.72%	$1,672,116	$6,008	1.44%
Savings deposits	2,298,910	13,776	2.40	2,378,005	12,363	2.09
Time deposits	4,526,107	52,825	4.68	4,082,429	40,625	3.99

Total interest-bearing deposits	8,501,545	73,799	3.48	8,132,550	58,996	2.91
Short-term borrowings	1,243,370	14,894	4.77	1,602,894	18,427	4.56
Long-term debt	1,585,125	20,511	5.19	1,010,744	12,932	5.13

Total interest-bearing liabilities	11,330,040	109,204	3.86%	10,746,188	90,355	3.36%
Noninterest-bearing liabilities:
Demand deposits	1,756,271			1,859,273
Other	183,449			172,213

Total Liabilities	13,269,760			12,778,674
Shareholders’ equity	1,518,751			1,439,885

Total Liabilities and Shareholders’ Equity	$14,788,511			$14,218,559

Net interest income/net interest margin (FTE)		124,219	3.70%		125,766	3.90%

Tax equivalent adjustment		(3,311)			(2,915)

Net interest income		$120,908			$122,851

(1)	Includes non-performing loans.

(2)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	2007 vs. 2006
	Increase (decrease) due
	To change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans and leases	$13,970	$4,096	$18,066
Taxable investment securities	(2,946)	1,381	(1,565)
Tax-exempt investment securities	875	330	1,205
Equity securities	425	65	490
Loans held for sale	(422)	(191)	(613)
Other interest-earning assets	(306)	25	(281)

Total interest income	$11,596	$5,706	$17,302

Interest expense on:
Demand deposits	$16	$1,174	$1,190
Savings deposits	(431)	1,844	1,413
Time deposits	4,710	7,490	12,200
Short-term borrowings	(4,335)	802	(3,533)
Long-term debt	7,430	149	7,579

Total interest expense	$7,390	$11,459	$18,849

Interest income increased $17.3 million, or 8.0%, due primarily to an increase in the average balances of interest-earning assets and partially due to an increase in interest rates. Interest income increased $11.6 million as a result of a $523.6 million, or 4.0%, increase in average balances, while an increase of $5.7 million was realized from a 25 basis point increase in average rates.
The increase in average interest-earning assets was due to loan growth. The following summarizes the growth in average loans, by type:

	Three months ended
	June 30		Increase (decrease)
	2007	2006	$	%
	(dollars in thousands)
Commercial – industrial, financial and agricultural	$3,172,233	$2,791,650	$380,583	13.6%
Real estate – commercial mortgage	3,287,308	3,039,417	247,891	8.2
Real estate – residential mortgage	710,433	624,681	85,752	13.7
Real estate – home equity	1,435,467	1,420,194	15,273	1.1
Real estate – construction	1,381,552	1,373,038	8,514	0.6
Consumer	506,965	520,792	(13,827)	(2.7)
Leasing and other	88,342	76,253	12,089	15.9

Total	$10,582,300	$9,846,025	$736,275	7.5%

Loan growth was particularly strong in the commercial loan and commercial mortgage loan categories, which together increased $628.5 million, or 10.8%. Additional growth came from residential mortgage loans and home equity loans, which increased $101.0 million, or 4.9%. This growth was primarily due to increases in adjustable rate residential mortgages and second mortgages, offset by a decline in home equity lines of credit. The average yield on loans during the second quarter of 2007 was 7.54%, a 17 basis point, or 2.3%, increase over 2006.
Average investment securities decreased $163.3 million, or 5.8%. This decrease was due to the sale of approximately $250 million of lower yielding securities during the first quarter of 2007, offset slightly by the average balance impact of approximately $285 million of securities purchased near the end of the second quarter of 2007. Partially as a result of these transactions, the average yield on investment securities increased 28 basis points, or 6.5%, from 4.32% in 2006 to 4.60% in 2007.
The increase in interest income (FTE) was more than offset by an increase in interest expense of $18.8 million, or 20.9%, to $109.2 million in the second quarter of 2007 from $90.4 million in the second quarter of 2006. Interest expense increased $7.4 million as a result of a $583.9 million, or 5.4%, increase in average balances, while an increase $11.5 million was realized from a 50 basis point, or 14.9%, increase in the average cost of interest-bearing liabilities.
The following table summarizes the change in average deposits, by type:

	Three months ended
	June 30		Increase (decrease)
	2007	2006	$	%
	(dollars in thousands)
Noninterest-bearing demand	$1,756,271	$1,859,273	$(103,002)	(5.5)%
Interest-bearing demand	1,676,528	1,672,116	4,412	0.3
Savings	2,298,910	2,378,005	(79,095)	(3.3)
Time deposits	4,526,107	4,082,429	443,678	10.9

Total	$10,257,816	$9,991,823	$265,993	2.7%

The Corporation experienced significant growth in time deposits of $443.7 million due to favorable interest rates making time deposits an attractive investment alternative for customers. The net decrease in noninterest-bearing and interest-bearing demand and savings accounts of $177.7 million, or 3.0%, was due to customers shifting from these accounts to higher yielding time deposits.
Average borrowings increased $214.9 million, or 8.2%, from the second quarter of 2006 with average short-term borrowings decreasing $359.5 million, or 22.4%, to $1.2 billion, while average long-term debt increased $574.4 million, or 56.8%, to $1.6 billion. The decrease in short-term borrowings was due to the repayment of Federal funds purchased using the proceeds of investment security sales, as well as a shift in funding from short-term borrowings to long-term debt. The increase in long-term debt was due to an increase in FHLB advances as longer-term rates were locked in, and due to the Corporation’s issuance of $100.0 million of subordinated debt in May 2007. See Note J, “Long-term Debt” in the Notes to Consolidated Financial Statements for further discussion related to the Corporation’s issuance of long-term debt.

Provision and Allowance for Loan Losses
The following table presents ending balances of loans outstanding (net of unearned income):

	June 30	December 31	June 30
	2007	2006	2006
	(in thousands)
Commercial – industrial, agricultural and financial	$3,233,530	$2,965,186	$2,883,438
Real-estate – commercial mortgage	3,331,676	3,213,809	3,063,863
Real-estate – residential mortgage	731,966	696,836	647,776
Real-estate – home equity	1,447,058	1,455,439	1,442,241
Real-estate – construction	1,379,449	1,428,809	1,408,144
Consumer	505,365	523,066	521,378
Leasing and other	84,775	91,178	85,117

	$10,713,819	$10,374,323	$10,051,957

Approximately $4.7 billion, or 44.0%, of the Corporation’s loan portfolio was in commercial mortgage and construction loans at June 30, 2007, compared to 44.4% at June 30, 2006. While the Corporation does not have a concentration of credit risk with any single borrower, repayments on loans in these portfolios can be negatively influenced by decreases in real estate values. The Corporation mitigates this risk through stringent underwriting policies and procedures.

The following table presents the activity in the Corporation’s allowance for loan losses:

	Three months ended
	June 30
	2007	2006
	(dollars in thousands)
Loans outstanding at end of period (net of unearned)	$10,713,819	$10,051,957

Daily average balance of loans and leases	$10,582,300	$9,846,025

Balance at beginning of period	$107,899	$106,195

Loans charged off:
Commercial – financial and agricultural	2,783	1,016
Real estate – mortgage	363	77
Consumer	845	537
Leasing and other	515	49

Total loans charged off	4,506	1,679

Recoveries of loans previously charged off:
Commercial – financial and agricultural	430	790
Real estate – mortgage	17	12
Consumer	186	346
Leasing and other	166	5

Total recoveries	799	1,153

Net loans charged off	3,707	526

Provision for loan losses	2,700	875

Balance at end of period	$106,892	$106,544

Net charge-offs to average loans (annualized)	0.14%	0.02%

Allowance for loan losses to loans outstanding	1.00%	1.06%

The following table summarizes the Corporation’s non-performing assets as of the indicated dates:

	June 30	December 31	June 30
	2007	2006	2006
	(dollars in thousands)
Non-accrual loans	$46,683	$33,113	$26,299
Loans 90 days past due and accruing	21,559	20,632	13,421
Other real estate owned	5,899	4,103	3,125

Total non-performing assets	$74,141	$57,848	$42,845

Non-accrual loans/Total loans	0.44%	0.32%	0.26%
Non-performing assets/Total assets	0.49%	0.39%	0.29%
Allowance/Non-performing loans	157%	199%	268%
The provision for loan losses for the second quarter of 2007 totaled $2.7 million, an increase of $1.8 million, or 208.6%, from the same period in 2006. Net charge-offs totaled $3.7 million, or 0.14% of average loans on an annualized basis, during the second quarter of 2007, an increase of $3.2 million, or 604.8%, over the $526,000, or 0.02%, in net charge-offs recorded during the second quarter of 2006. The increase in net charge-offs was due to $2.6 million of charge-offs recorded during the second quarter of 2007 related to one commercial loan customer which was a mortgage company engaged in the origination of non-prime mortgages, the Corporation’s only customer in this line of business. Non-performing assets increased to $74.1 million, or 0.49% of total assets, at June 30, 2007, from $42.8 million, or 0.29% of total assets, at June 30, 2006. Total non-performing assets increased $16.3 million from December 31, 2006.
Over the past several years, the Corporation experienced net charge-off and non-performing asset levels that were the lowest in years. The current quarter’s increase in non-performing assets reflects a return to more average historical levels and is not attributable to any specific factors or risk concentrations.
In July 2007, the Corporation repurchased $34.7 million of previously originated and sold residential mortgage loans and home equity loans from one investor. Upon repurchase, the Corporation reclassified approximately $6.4 million of previously recorded contingent losses as a write-down of the repurchased loans to net realizable value. Approximately $25 million of the repurchased loans were recorded as residential mortgage loans and home equity loans outstanding, of which $21 million were placed on non-accrual status. In addition, approximately $9 million of repurchased loans were classified as other real estate owned. See Note H, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for further discussion.
Management believes that the allowance balance of $106.9 million at June 30, 2007 is sufficient to cover losses inherent in the loan portfolio on that date and is appropriate based on applicable accounting standards.
Other Income
The following table presents the components of other income:

	Three months ended
	June 30		Increase (decrease)
	2007	2006	$	%
	(dollars in thousands)
Investment management and trust services	$10,273	$9,056	$1,217	13.4%
Service charges on deposit accounts	11,225	10,892	333	3.1
Other service charges and fees	7,841	6,576	1,265	19.2
Gains on sales of mortgage of loans	4,188	5,187	(999)	(19.3)
Other	2,849	2,882	(33)	(1.1)

Total, excluding investment securities gains	$36,376	$34,593	$1,783	5.2%
Investment securities gains	629	1,409	(780)	(55.4)

Total	$37,005	$36,002	$1,003	2.8%

Excluding investment securities gains, total other income increased $1.8 million, or 5.2%, primarily due to a $1.2 million increase in investment management and trust services and a $1.3 million, or 19.2%, increase in other service charges and fees. The increase in investment management and trust services consisted primarily of a $728,000 increase in brokerage revenue and a $489,000 increase in trust revenue. The increase in other service charges and fees was due to an increase of $750,000 in foreign currency processing revenues as a result of the recent acquisition of a foreign currency processing company. Additional increases came from debit card fees ($333,000, or 17.6%) due to increases in transaction volume, merchant fees ($107,000, or 6.6%) and letter of credit fees ($63,000, or 3.3%). The reduction in gains on sales of mortgage loans resulted from a decrease in volume ($97.0 million, or 19.9%), offset by a slight improvement in the spread on sales.

The increase in service charges on deposit accounts was due to increases of $381,000 and $84,000 in cash management fees and overdraft fees, respectively, offset by a $132,000 decrease in other service charges on deposit accounts earned on both business and personal deposit accounts.
Investment securities gains decreased $780,000, or 55.4%, mainly as a result of declining values of the Corporation’s equity investments in financial institutions. Investment securities gains during the second quarter of 2007 and 2006 consisted primarily of net realized gains of $629,000 and $1.4 million, respectively, on the sale of equity securities.
Other Expenses
The following table presents the components of other expenses:

	Three months ended
	June 30		Increase (decrease)
	2007	2006	$	%
	(dollars in thousands)
Salaries and employee benefits	$55,555	$53,390	$2,165	4.1%
Net occupancy expense	9,954	9,007	947	10.5
Equipment expense	3,436	3,495	(59)	(1.7)
Data processing	3,217	3,165	52	1.6
Advertising	2,990	3,027	(37)	(1.2)
Telecommunications	2,190	1,950	240	12.3
Intangible amortization	2,198	2,006	192	9.6
Supplies	1,417	1,594	(177)	(11.1)
Postage	1,323	1,308	15	1.1
Professional fees	1,387	993	394	39.7
Operating risk loss	4,202	1,163	3,039	261.3
Other	10,238	9,695	543	5.6

Total	$98,107	$90,793	$7,314	8.1%

Salaries and employee benefits increased $2.2 million, or 4.1%, primarily due to an increase in employee benefits of $1.6 million, or 16.5%, resulting from a $1.5 million severance expense related to corporate-wide workforce management and centralization initiatives and increases in healthcare costs, offset slightly by the curtailment of the defined benefit pension plan. Salaries increased $520,000, or 1.2%, primarily due to a lower amount of salary deferrals resulting from lower origination volumes of residential mortgage loans held for sale and partially due to an increase in stock compensation expense, offset by a reduction management bonus expense and a decrease in commissions earned by employees. See Note E, “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for further discussion related to the curtailment of the Corporation’s defined benefit pension plan.
The increase in net occupancy expense was due to additional rental expense and depreciation of real property as a result of growth in the branch network in the second quarter of 2007 in comparison to 2006.
The increase in operating risk loss was due to a $3.4 million contingent loss recorded during the second quarter of 2007 related to losses that are expected to be incurred due to the potential repurchase of residential mortgage loans and home equity loans that had been originated and sold in the secondary market. See Note H, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for further discussion.
Income Taxes
Income tax expense for the second quarter of 2007 was $17.3 million, a $3.2 million, or 15.7%, decrease from $20.5 million in 2006. The Corporation’s effective tax rate was approximately 30.2% in 2007, as compared to 30.5% in 2006. The effective rate is lower than the Federal statutory rate of 35% due mainly to investments in tax-free municipal securities and Federal tax credits from investments in low and moderate-income housing partnerships.
Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006
Net Interest Income
Net interest income increased $4.8 million, or 2.0%, to $242.7 million in 2007 from $237.9 million in 2006. The increase was due to average balance growth, with total interest-earning assets increasing 7.1%, offset by a lower net interest margin. The average FTE yield on interest-earning assets increased 40 basis points (a 6.1% increase) over 2006 while the cost of interest-bearing liabilities increased 63 basis points (a 19.5% increase). Included in interest income was $3.9 million and $1.3 million of interest income recoveries in 2007 and 2006, respectively.

The following table provides a comparative average balance sheet and net interest income analysis for the first six months of 2007 as compared to the same period in 2006. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Six months ended June 30
	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans and leases (1)	$10,498,962	$395,643	7.59%	$9,538,542	$342,902	7.24%
Taxable investment securities (2)	2,081,123	46,618	4.48	2,214,666	46,103	4.16
Tax-exempt investment securities (2)	496,546	12,633	5.09	433,087	10,385	4.80
Equity securities (2)	183,550	4,359	4.76	148,630	3,299	4.45

Total investment securities	2,761,219	63,610	4.61	2,796,383	59,787	4.28
Loans held for sale	202,826	7,077	6.98	210,834	7,464	7.08
Other interest-earning assets	36,756	907	4.94	56,870	1,255	4.43

Total interest-earning assets	13,499,763	467,237	6.97%	12,602,629	411,408	6.57%
Noninterest-earning assets:
Cash and due from banks	328,429			346,681
Premises and equipment	190,984			180,690
Other assets	899,499			825,037
Less: Allowance for loan losses	(108,321)			(104,376)

Total Assets	$14,810,354			$13,850,661

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$1,667,173	$14,103	1.71%	$1,669,327	$11,583	1.40%
Savings deposits	2,297,374	27,586	2.42	2,325,678	22,923	1.99
Time deposits	4,491,926	103,318	4.64	3,914,400	74,680	3.85

Total interest-bearing deposits	8,456,473	145,007	3.46	7,909,405	109,186	2.78
Short-term borrowings	1,397,080	33,948	4.86	1,545,414	33,733	4.36
Long-term debt	1,517,944	39,130	5.19	1,003,152	25,045	5.03

Total interest-bearing liabilities	11,371,497	218,085	3.86%	10,457,971	167,964	3.23%
Noninterest-bearing liabilities:
Demand deposits	1,738,799			1,812,843
Other	186,355			166,346

Total Liabilities	13,296,651			12,437,160
Shareholders’ equity	1,513,703			1,413,501

Total Liabilities and Shareholders’ Equity	$14,810,354			$13,850,661

Net interest income/net interest margin (FTE)		249,152	3.72%		243,444	3.89%

Tax equivalent adjustment		(6,469)			(5,550)

Net interest income		$242,683			$237,894

(1)	Includes non-performing loans.

(2)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	2007 vs. 2006
	Increase (decrease) due
	To change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans and leases	$35,636	$17,105	$52,741
Taxable investment securities	(2,858)	3,373	515
Tax-exempt investment securities	1,584	664	2,248
Equity securities	815	245	1,060
Loans held for sale	(280)	(107)	(387)
Other interest-earning assets	(523)	175	(348)

Total interest income	$34,374	$21,455	$55,829

Interest expense on:
Demand deposits	$(15)	$2,535	$2,520
Savings deposits	(282)	4,945	4,663
Time deposits	11,965	16,673	28,638
Short-term borrowings	(3,389)	3,604	215
Long-term debt	13,294	791	14,085

Total interest expense	$21,573	$28,548	$50,121

Interest income increased $55.8 million, or 13.6%, as a result of both increases in average balances of interest-earning assets and rates. Interest income increased $34.4 million as a result of an $897.1 million, or 7.1%, increase in average balances, while an increase of $21.5 million was realized from the 40 basis point increase in average rates.
The increase in average interest-earning assets was primarily due to loan growth. Average loans increased $960.4 million, or 10.1%. The following summarizes the growth in average loans, by type:

	Six months ended
	June 30		Increase (decrease)
	2007	2006	$	%
	(dollars in thousands)
Commercial – industrial, financial and agricultural	$3,102,127	$2,699,598	$402,529	14.9%
Real estate – commercial mortgage	3,263,376	2,992,308	271,068	9.1
Real estate – residential mortgage	706,199	607,269	98,930	16.3
Real estate – home equity	1,438,586	1,377,285	61,301	4.5
Real estate – construction	1,388,998	1,268,781	120,217	9.5
Consumer	511,625	519,567	(7,942)	(1.5)
Leasing and other	88,051	73,734	14,317	19.4

Total	$10,498,962	$9,538,542	$960,420	10.1%

Loan growth was particularly strong in the commercial loan and commercial mortgage loan categories, which together increased $673.6 million, or 11.8%, with the Columbia acquisition contributing $92.2 million to the increase. Additional growth was due to an increase in construction loans due in large part to the Columbia acquisition, which contributed $83.6 million to the $120.2 million increase. The Corporation experienced internal loan growth throughout almost all commercial loan types.

The average yield on loans during the first six months of 2007 was 7.59%, a 35 basis point, or 4.8%, increase over 2006. This increase in the average yield on loans reflects the addition of higher yielding loans during the first half of 2007. The aforementioned increase of $2.6 million in interest recoveries accounted for five basis points of the increase in average yields.
Average investment securities decreased $35.2 million, or 1.3%. Excluding the impact of the Columbia acquisition, average investment securities decreased $136.1 million, or 88.2%. The decrease was primarily due to the sale of approximately $250 million of lower yielding investment securities during the first quarter of 2007, at a total net gain of $777,000, with proceeds being used to repay higher cost Federal funds purchased. The average yield on investment securities increased 33 basis points from 4.28% in 2006 to 4.61% in 2007.
The increase in interest income (FTE) was largely offset by an increase in interest expense of $50.1 million, or 29.8%, to $218.1 million in the first six months of 2007 from $168.0 million in the first six months of 2006. Interest expense increased $21.6 million due to a $913.5 million, or 8.7%, increase in average balances, of which $312.9 million was due to the Columbia acquisition, and $28.5 million due to a 63 basis point, or 19.5%, increase in the cost of total interest-bearing liabilities.
The following table summarizes the change in average deposits by category:

	Six months ended
	June 30		Increase (decrease)
	2007	2006	$	%
	(dollars in thousands)
Noninterest-bearing demand	$1,738,799	$1,812,843	$(74,044)	(4.1%)
Interest-bearing demand	1,667,173	1,669,327	(2,154)	(0.1)
Savings	2,297,374	2,325,678	(28,304)	(1.2)
Time deposits	4,491,926	3,914,400	577,526	14.8

Total	$10,195,272	$9,722,248	$473,024	4.9%

The Corporation experienced significant growth in time deposits, of which $214.1 million was due to the Columbia acquisition. The remaining time deposit increase of $363.4 million was due to normal growth and existing customers shifting funds from noninterest-bearing and interest-bearing demand and savings accounts. The net decrease in noninterest-bearing and interest-bearing demand and savings accounts of $104.5 million, or 1.8%, including a $50.2 million increase related to the Columbia acquisition.
Average borrowings increased $366.5 million, or 14.4%, from the first six months of 2006. Excluding the impact of the Columbia acquisition, average short-term borrowings decreased $198.3 million, or 14.4%, to $1.2 billion, while average long-term debt increased $497.1 million, or 50.5%, to $1.5 billion. The decrease in short-term borrowings was mainly due to a decrease in Federal funds purchased offset by increased borrowings outstanding under customer repurchase agreements. The increase in long-term debt was primarily due to increases in FHLB advances as longer-term rates were locked, and partially due to the May 2007 issuance of $100.0 million of ten-year subordinated notes.

Provision and Allowance for Loan Loss
The following table presents the activity in the Corporation’s allowance for loan losses:

	Six months ended
	June 30
	2007	2006
	(dollars in thousands)
Loans outstanding at end of period (net of unearned)	$10,713,819	$10,051,957

Daily average balance of loans and leases	$10,498,962	$9,538,542

Balance at beginning of period	$106,884	$92,847

Loans charged off:
Commercial – financial and agricultural	3,144	1,895
Real estate – mortgage	405	158
Consumer	1,635	998
Leasing and other	682	128

Total loans charged off	5,866	3,179

Recoveries of loans previously charged off:
Commercial – financial and agricultural	1,200	1,171
Real estate – mortgage	81	106
Consumer	579	677
Leasing and other	357	56

Total recoveries	2,217	2,010

Net loans charged off	3,649	1,169

Provision for loan losses	3,657	1,875

Allowance purchased	—	12,991

Balance at end of period	$106,892	$106,544

Net charge-offs to average loans (annualized)	0.07%	0.02%

The provision for loan losses for the first six months of 2007 totaled $3.7 million, an increase of $1.8 million, or 95.0%, from the same period in 2006. Net charge-offs totaled $3.7 million, or 0.07%, of average loans on an annualized basis, of which $2.6 million of charge-offs were related to one commercial loan customer, which was a mortgage company engaged in the origination of non-prime mortgages, the Corporation’s only loan customer in that line of business.

Other Income
The following table presents the components of other income:

	Six months ended
	June 30		Increase (decrease)
	2007	2006	$	%
	(dollars in thousands)
Investment management and trust services	$20,083	$19,088	$995	5.2%
Service charges on deposit accounts	21,852	21,139	713	3.4
Other service charges and fees	15,216	13,230	1,986	15.0
Gains on sales of mortgage loans	9,581	9,959	(378)	(3.8)
Other	6,927	5,119	1,808	35.3

Total, excluding investment securities gains	$73,659	$68,535	$5,124	7.5%
Investment securities gains	2,411	4,074	(1,663)	(40.8)

Total	$76,070	$72,609	$3,461	4.8%

Excluding investment securities gains, total other income increased $5.1 million, with the Columbia acquisition contributing $665,000 to this increase.
Investment management and trust services increased by $841,000, or 4.5%, excluding the acquisition of Columbia. The increase was due to increases in both brokerage revenue ($386,000, or 5.6%) and trust revenue ($456,000, or 3.8%) due to concentrated efforts on these lines of business. The increase in service charges on deposit accounts was due to a $174,000 increase contributed by the Columbia acquisition, with additional increases of $645,000 and $212,000 in cash management fees and overdraft fees, respectively, offset by a $319,000 decrease in other service charges earned on both business and personal deposit accounts. The increase in other service charges and fees was primarily due to an increase of $1.4 million in foreign currency processing revenue as a result of an acquisition of a foreign currency processing company. Additional increases were due the acquisition of Columbia, which added $82,000, and debit card fees ($539,000, or 15%), offset by decreases in merchant fees of ($217,000, or 5.9%).
Investment securities gains decreased $1.7 million, or 40.8%. Investment securities gains during the first six months of 2007 and 2006 consisted of net realized gains on the sale of equity securities of $1.6 million and $4.1 million, respectively. Investment security gains on the sale of available for sale debt securities for the first half of 2007 and 2006 were $779,000 and $13,000, respectively.

Other Expenses
The following table presents the components of other expenses:

	Six months ended
	June 30		Increase (decrease)
	2007	2006	$	%
	(dollars in thousands)
Salaries and employee benefits	$111,848	$103,319	$8,529	8.3%
Net occupancy expense	20,150	17,596	2,554	14.5
Equipment expense	7,151	7,088	63	0.9
Data processing	6,419	6,074	345	5.7
Advertising	5,399	5,280	119	2.2
Telecommunications	4,173	4,042	131	3.2
Intangible amortization	4,181	3,858	323	8.4
Supplies	2,898	3,187	(289)	(9.1)
Postage	2,771	2,608	163	6.3
Professional fees	2,584	2,401	183	7.6
Operating risk loss	10,117	2,262	7,855	347.3
Other	21,321	21,094	227	1.1

Total	$199,012	$178,809	$20,203	11.3%

The increase in salaries and employee benefits includes a $5.6 million, or 6.7%, increase in salaries, primarily due to a decrease in salary deferrals resulting from lower origination volumes of residential mortgage loans held for sale and normal salary increases for existing employees, offset by a reduction in affiliate incentive compensation and a decrease in commissions earned by employees. Employee benefits increased $2.9 million, or 15.4%, primarily due to a $1.7 million severance expense related to corporate-wide workforce management and centralization initiatives, an increase in healthcare costs and $719,000 due to the acquisition of Columbia.
The increase in net occupancy expense was partially due to the Columbia acquisition, which contributed $521,000 to the increase. The remaining increase was due to additional rental expense and depreciation of real property as a result of growth in the branch network in the first half of 2007 in comparison to 2006.
The increase in operating risk loss and other expenses was due to $8.9 million of contingent losses recorded during the first and second quarters of 2007 related to losses that are expected to be incurred due to the potential repurchase of residential mortgage loans and home equity loans that had been originated and sold in the secondary market, offset by a $1.6 million expense related to the settlement of a lawsuit recorded during the second quarter of 2006.
Income Taxes
Income tax expense for the first six months of 2007 was $35.1 million, a $4.1 million, or 10.5%, decrease from $39.2 million in 2006. The Corporation’s effective tax rate was approximately 30.2% for both the first half of 2007 and 2006. The effective rate is lower than the Federal statutory rate of 35% due mainly to investments in tax-free municipal securities and Federal tax credits from investments in low and moderate-income housing partnerships.

FINANCIAL CONDITION
Total assets of the Corporation increased $159.5 million, or 1.1%, to $15.1 billion at June 30, 2007, compared to $14.9 billion at December 31, 2006.
The Corporation experienced a $339.5 million, or 3.3%, increase in loans, including moderate increases in commercial loans and commercial mortgage loans, offset by a slight decrease in construction loans. Commercial loans and commercial mortgage loans increased $386.2 million, or 6.3%, while construction loans decreased $49.4 million, or 3.5%.
Investment securities decreased $127.8 million, or 4.4%, due to normal pay downs and maturities. Reinvestments in the investment portfolio were less than net proceeds, with the difference being used to fund loan growth.
Loans held for sale decreased $53.8 million, or 22.4%, due to a decrease in volumes of residential mortgage loans sold during 2007 in comparison to 2006. The decrease in volumes was largely due to a phase-out of the wholesale residential mortgage business at the Corporation’s Resource Bank affiliate.
In comparison to December 31, 2006, deposits increased $85.8 million, or 0.8%, with increases in time deposits of $109.6 million, or 2.5%, and increases in interest-bearing savings accounts of $5.1 million, or 0.2%, offset by decreases in noninterest-bearing and interest-bearing demand deposits of $29.0 million, or 0.8%. The increase in time deposits resulted from the price sensitivity of customers who have taken advantage of favorable interest rates offered on time deposits in the recent interest rate and competitive environment.
Short-term borrowings, which consist mainly of Federal funds purchased and customer cash management accounts, decreased $184.4 million, or 11.0%, during the first half of 2007. The decrease was mainly due to Federal funds purchased, which decreased $192.0 million, or 18.8%, a $77.6 million decrease in customer repurchase agreements and a $36.3 million decrease in borrowings under the Corporation’s revolving line of credit, offset by an increase in short-term promissory notes of $120.2 million, or 43.1%. Long-term debt increased $251.2 million, or 19.3%, due to the Corporation’s issuance of $100.0 million of ten-year subordinated notes in May 2007, and an increase in FHLB advances.
Capital Resources
Total shareholders’ equity increased $15.4 million, or 1.0%, during the first half of 2007. Equity increased due to net income of $81.0 million and a $9.1 million reversal of other comprehensive loss due to a curtailment of the defined benefit pension plan, offset by $11.5 million in other comprehensive losses associated with net unrealized losses on available for sale investment securities, $51.5 million in cash dividends paid to shareholders and $16.4 million in treasury stock purchases.
The Corporation periodically repurchases shares of its common stock under repurchase plans approved by the Board of Directors. These repurchases have historically been through open market transactions and have complied with all regulatory restrictions on the timing and amount of repurchases.
In 2006, the Corporation’s Board of Directors approved a stock repurchase plan for 2.1 million shares through June 30, 2007. During the first half of 2007, the Corporation repurchased 1.0 million shares, representing the remaining shares available under this plan. In April 2007, the Corporation’s Board of Directors approved a stock repurchase plan for 1.0 million shares through December 31, 2007. There were no shares repurchased under this plan during the first half of 2007.
The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of June 30, 2007, the Corporation and each of its bank subsidiaries met the minimum requirements. In addition, the Corporation and each of its bank subsidiaries’ capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations. The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

			Regulatory Minimum
	June 30	December 31	Capital	Well
	2007	2006	Adequacy	Capitalized
Total Capital (to Risk Weighted Assets)	12.5%	11.7%	8.0%	10.0%
Tier I Capital (to Risk Weighted Assets)	9.8%	9.9%	4.0%	6.0%
Tier I Capital (to Average Assets)	7.8%	7.7%	3.0%	5.0%
Liquidity
The Corporation must maintain a sufficient level of liquid assets to meet the cash needs of its customers, who, as depositors, may want to withdraw funds or who, as borrowers, need credit availability. Liquidity is provided on a continuous basis through scheduled and unscheduled principal and interest payments on outstanding loans and investments and through the availability of deposits and borrowings. The Corporation also maintains secondary sources that provide liquidity on a secured and unsecured basis to meet short-term needs.
The Corporation’s sources and uses of cash were discussed in general terms in the net interest income section of Management’s Discussion. The Consolidated Statements of Cash Flows provide additional information. The Corporation generated $155.6 million in cash from operating activities during the first half of 2007, mainly due to net income and proceeds from the sales of loans held for sale. Investing activities resulted in net cash outflow of $218.7 million, due to purchases of available for sale securities and net increases in loans exceeding the proceeds from the sales and maturities of available for sale securities. Cash flows provided by financing activities were $89.8 million, due to a net increase in deposits and borrowings.
Liquidity must also be managed at the Fulton Financial Corporation Parent Company level. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from subsidiary banks to the Parent Company in the form of loans and dividends. Generally, these limitations are based on the subsidiary banks’ regulatory capital levels and their net income. As a result of increased stock repurchase plans and acquisition activity, the Parent Company’s cash needs have increased in recent years, requiring additional sources of funds.
In May 2007, the Corporation issued $100.0 million of subordinated ten-year notes, which mature on May 1, 2017, at an effective rate of approximately 5.95%. Interest paid semi-annually in May and November of each year. The Corporation had also issued $150.0 million of trust preferred securities and $100.0 million of subordinated debt in 2006 and 2005, respectively, to meet liquidity needs.
The Corporation also has a revolving line of credit agreement with an unaffiliated bank. Under the terms of the agreement, the Corporation can borrow up to $50.0 million with interest calculated at the one-month London Interbank Offering Rate (LIBOR) plus 0.35%. The credit agreement requires the Corporation to maintain certain financial ratios related to capital strength and earnings. The Corporation was in compliance with all required covenants under the credit agreement as of June 30, 2007. As of June 30, 2007 there are no borrowings outstanding under the revolving line of credit.
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
Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s equity investments consist primarily of common stocks of publicly traded financial institutions (cost basis of approximately $91.2 million and fair value of $82.4 million at June 30, 2007). The Corporation’s financial institutions stock portfolio had gross unrealized gains of approximately $686,000, and gross unrealized losses of $9.5 million, at June 30, 2007.
Although the carrying value of financial institutions stock accounted for only 0.5% of the Corporation’s total assets at June 30, 2007, any unrealized gains that might be generated by the portfolio represent a potential source of revenue. The Corporation has a history of periodically realizing gains from this portfolio and, if values were to remain at their current levels or decline more significantly, this revenue source could be lost.
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
The Corporation has evaluated, based on existing accounting guidance, whether any unrealized losses on individual equity investments constituted “other-than-temporary” impairment, which would require a write-down through a charge to earnings. Based on the results of such evaluations, the Corporation recorded write-downs of $117,000 for specific equity securities which were deemed to exhibit other-than-temporary impairment in value during the three and six months ended June 30, 2007. Additional impairment charges may be necessary depending upon the performance of the equity markets in general and the performance of the individual investments held by the Corporation.
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
The Corporation employs various management techniques to minimize its exposure to interest rate risk. An Asset/Liability Management Committee (ALCO), consisting of key financial and senior management personnel, meets on a bi-monthly basis. The ALCO is responsible for reviewing the interest rate sensitivity position of the Corporation, approving asset and liability management policies, and overseeing the formulation and implementation of strategies regarding balance sheet positions and earnings.
The following table provides information about the Corporation’s interest rate sensitive financial instruments. The table provides expected cash flows and weighted average rates for each significant interest rate sensitive financial instrument, by expected maturity period. None of the Corporation’s financial instruments are classified as trading. All dollar amounts are in thousands.

	Expected Maturity Period							Estimated
	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond	Total	Fair Value
Fixed rate loans (1)	$938,890	$638,887	$468,426	$354,669	$253,128	$642,664	$3,296,664	$3,254,459
Average rate	6.73%	6.52%	6.65%	6.78%	6.70%	6.46%	6.63%
Floating rate loans (1) (7)	3,211,351	805,530	629,494	520,953	428,063	1,807,897	7,403,288	7,380,645
Average rate	8.21%	7.79%	7.81%	7.83%	7.30%	6.80%	7.71%
Fixed rate investments (2)	467,307	409,145	519,057	386,164	213,786	536,903	2,532,362	2,479,916
Average rate	4.10%	4.15%	4.04%	4.08%	4.47%	4.80%	4.27%
Floating rate investments (2)	23	1,458	—	500	—	101,626	103,607	103,580
Average rate	5.01%	5.59%	—	6.24%	—	5.78%	5.78%
Other interest-earning assets	199,839	—	—	—	—	—	199,839	199,839
Average rate	6.48%	—	—	—	—	—	6.48%

Total	$4,817,410	$1,855,020	$1,616,977	$1,262,286	$894,977	$3,089,090	$13,535,760	$13,418,439
Average rate	7.45%	6.55%	6.27%	6.39%	6.46%	6.35%	6.77%

Fixed rate deposits (3)	$3,678,273	$352,812	$148,241	$89,008	$63,817	$166,200	$4,498,351	$4,481,992
Average rate	4.67%	4.29%	4.33%	4.62%	4.59%	4.65%	4.63%
Floating rate deposits (4)	1,751,448	261,606	261,606	249,177	242,484	3,053,602	5,819,924	5,819,924
Average rate	3.13%	1.06%	1.06%	0.94%	0.87%	0.68%	1.47%
Fixed rate borrowings (5)	372,850	71,093	190,116	69,141	25,098	472,182	1,200,480	1,185,454
Average rate	5.19%	5.20%	4.92%	5.80%	5.06%	5.52%	5.31%
Floating rate borrowings (6)	1,533,212	151,000	—	—	—	166,487	1,850,699	1,850,699
Average rate	5.01%	4.55%	—	—	—	4.70%	4.95%

Total	$7,335,782	$836,510	$599,963	$407,326	$331,399	$3,858,472	$13,369,454	$13,338,069
Average rate	4.40%	3.40%	3.09%	2.57%	1.90%	1.62%	3.36%

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments.

(2)	Amounts are based on contractual maturities; adjusted for expected prepayments on mortgage-backed securities, collateralized mortgage obligations and expected calls on agency and municipal securities.

(3)	Amounts are based on contractual maturities of time deposits.

(4)	Estimated based on history of deposit flows.

(5)	Amounts are based on contractual maturities of debt instruments, adjusted for possible calls.

(6)	Amounts include Federal Funds purchased, short-term promissory notes, floating FHLB advances and securities sold under agreements to repurchase, which mature in less than 90 days, in addition to junior subordinated deferrable interest debentures.

(7)	Line of credit amounts are based on historical cash flow assumptions, with an average life of approximately 5 years.
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
Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into repricing periods. The sum of assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits having no contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans, mortgage-backed securities and collateralized mortgage obligations includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative six-month gap to plus or minus 15% of total rate sensitive earning assets. The cumulative six-month gap as of June 30, 2007 was a negative 4.6% and the cumulative six-month ratio of rate sensitive assets to rate sensitive liabilities (RSA/RSL) was 0.90.
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

Annual change
in net interest
Rate Shock	income	% Change
+300 bp	+ $11.5 million	+ 2.3%
+200 bp	+ $7.7 million	+ 1.6%
+100 bp	+ $3.9 million	+ 0.8%
-100 bp	- $5.4 million	- 1.1%
-200 bp	- $13.1 million	- 2.7%
-300 bp	- $22.3 million	- 4.5%
Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term re-pricing risks and options in the Corporation’s balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point shock movement in interest rates. As of June 30, 2007, the Corporation was within policy limits for every basis point shock movement in interest rates.

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
The second and third scenarios could also result in potential repurchase liability to the Corporation on residential mortgage loans originated and sold into the secondary market. Except for The Columbia Bank, the Corporation’s bank subsidiaries originate mortgages through mortgage divisions. One subsidiary in particular, Resource Bank, originates a variety of residential products through its Resource Mortgage Division to meet customer demand. These products include conventional residential mortgages that meet published guidelines of Fannie Mae and Freddie Mac for sale into the secondary market, which are generally considered prime loans, and loans that deviate from those guidelines. This latter category of loans includes loans with higher loan to value ratios, loans with no or limited verification of a borrower’s income or net worth stated on the loan application, and loans to borrowers with lower credit ratings, referred to as FICO scores. The general market for these alternative loan products across the country has declined as a result of moderating real estate prices, increased payment defaults by borrowers and increased loan foreclosures. In particular, Resource Bank has experienced an increase in requests from investors for Resource Bank to repurchase loans sold to those investors due to claimed loan payment defaults in one particular loan product. This resulted in the Corporation recording an $8.9 million contingent loss during the first half of 2007. This charge reflects losses that are expected to be incurred due to potential repurchases of residential mortgage loans and home equity loans originated and sold in the secondary market. The Corporation cannot be assured that additional payment defaults and related repurchase requests with respect to loans originated and sold by Resource Bank will not continue, which may result in additional related charges, which would adversely affect the Corporation’s net income. The Corporation is phasing-out of the wholesale residential mortgage business at Resource Bank, which is where most of these alternative loan products were originated.
In addition, the amount of the Corporation’s provision for loan losses and the percentage of loans it is required to charge-off may be impacted by the overall risk composition of the loan portfolio. In recent years, the amount of the Corporation’s commercial loans (including agricultural loans) and commercial mortgages has increased, comprising a greater percentage of its overall loan portfolio. These loans are inherently more risky than certain other types of loans, such as residential mortgage loans. While the Corporation believes that its allowance for loan losses as of June 30, 2007 is sufficient to cover losses inherent in the loan portfolio on that date, the Corporation may be required to increase its loan loss provision or charge-off a higher percentage of loans due to changes in the risk characteristics of the loan portfolio, thereby reducing its net income. To the extent any of the Corporation’s subsidiary banks rely more heavily on loans secured by real estate, a decrease in real estate values could cause higher loan losses and require higher loan loss provisions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities and Use of Proceeds
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of the Corporation was held May 7, 2007. There were 173,017,944 shares of common stock entitled to vote at the meeting and a total of 134,849,213 shares, or 77.93%, were represented at the meeting. At the annual meeting, the following individuals were elected to the Board of Directors:

Nominee	Term	For	Withheld
Donald M. Bowman, Jr.	3 Years	125,324,095	9,525,119
George W. Hodges	3 Years	129,002,835	5,846,379
John O. Shirk	3 Years	128,360,064	6,489,150
The following represents the results to approve an amendment to the Employee Stock Purchase Plan:

			Broker
For	Against	Abstain	Non-votes
87,319,792	8,680,821	1,912,333	37,016,267
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
FULTON FINANCIAL CORPORATION

Date: August 9, 2007	/s/ R. Scott Smith, Jr.
R. Scott Smith, Jr.
Chairman, Chief Executive Officer and President

Date: August 9, 2007	/s/ Charles J. Nugent
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