Form 10-Q
period 2007-09-30
FULTON FINANCIAL CORP
filed 2007-11-09
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007,  or

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
Common Stock, $2.50 Par Value – 173,396,000 shares outstanding as of October 31, 2007.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

Item 1. Financial Statements
FULTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per-share data)

	September 30
	2007	December 31
	(unaudited)	2006
ASSETS
Cash and due from banks	$337,306	$355,018
Interest-bearing deposits with other banks	10,461	27,529
Federal funds sold	9,212	659
Loans held for sale	116,451	239,042
Investment securities:
Held to maturity (estimated fair value of $10,473 in 2007 and $12,534 in 2006)	10,402	12,524
Available for sale	2,937,860	2,865,714

Loans, net of unearned income	10,988,307	10,374,323
Less: Allowance for loan losses	(109,435)	(106,884)

Net Loans	10,878,872	10,267,439

Premises and equipment	190,092	191,401
Accrued interest receivable	73,927	71,825
Goodwill	624,115	626,042
Intangible assets	34,159	37,733
Other assets	215,320	224,038

Total Assets	$15,438,177	$14,918,964

LIABILITIES
Deposits:
Noninterest-bearing	$1,696,871	$1,831,419
Interest-bearing	8,594,315	8,401,050

Total Deposits	10,291,186	10,232,469

Short-term borrowings:
Federal funds purchased	842,476	1,022,351
Other short-term borrowings	930,607	658,489

Total Short-Term Borrowings	1,773,083	1,680,840

Accrued interest payable	70,765	61,392
Other liabilities	116,043	123,805
Federal Home Loan Bank advances and long-term debt	1,632,980	1,304,148

Total Liabilities	13,884,057	13,402,654

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 191.7 million shares issued in 2007 and 190.8 million shares issued in 2006	479,285	476,987
Additional paid-in capital	1,253,275	1,246,823
Retained earnings	129,833	92,592
Accumulated other comprehensive loss	(29,045)	(39,091)
Treasury stock, 18.3 million shares in 2007 and 17.1 million shares in 2006, at cost	(279,228)	(261,001)

Total Shareholders’ Equity	1,554,120	1,516,310

Total Liabilities and Shareholders’ Equity	$15,438,177	$14,918,964

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per-share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
INTEREST INCOME
Loans, including fees	$204,580	$193,433	$598,130	$534,493
Investment securities:
Taxable	24,583	25,323	71,201	71,426
Tax-exempt	4,388	3,773	13,069	10,849
Dividends	2,063	1,653	5,998	4,553
Loans held for sale	2,694	4,224	9,771	11,688
Other interest income	432	695	1,339	1,950

Total Interest Income	238,740	229,101	699,508	634,959

INTEREST EXPENSE
Deposits	76,403	67,041	221,410	176,227
Short-term borrowings	17,786	21,697	51,734	55,430
Long-term debt	22,141	14,439	61,271	39,484

Total Interest Expense	116,330	103,177	334,415	271,141

Net Interest Income	122,410	125,924	365,093	363,818
Provision for loan losses	4,606	555	8,263	2,430

Net Interest Income After Provision for Loan Losses	117,804	125,369	356,830	361,388

OTHER INCOME
Investment management and trust services	9,291	8,887	29,374	27,975
Service charges on deposit accounts	11,293	11,345	33,145	32,484
Other service charges and fees	8,530	6,693	23,746	19,923
Gains on sales of mortgage loans	2,532	5,480	12,113	15,439
Investment securities (losses) gains	(134)	1,450	2,277	5,524
Other	5,231	3,057	12,158	8,176

Total Other Income	36,743	36,912	112,813	109,521

OTHER EXPENSES
Salaries and employee benefits	52,505	55,048	164,353	158,367
Operating risk loss	16,345	1,221	26,462	3,484
Net occupancy expense	9,813	9,260	29,963	26,856
Equipment expense	3,438	3,703	10,589	10,791
Data processing	3,131	3,057	9,550	9,131
Advertising	2,470	2,934	7,869	8,214
Intangible amortization	1,995	2,025	6,176	5,883
Other	18,299	15,177	52,046	48,508

Total Other Expenses	107,996	92,425	307,008	271,234

Income Before Income Taxes	46,551	69,856	162,635	199,675
Income taxes	12,985	21,514	48,096	60,753

Net Income	$33,566	$48,342	$114,539	$138,922

PER-SHARE DATA:
Net income (basic)	$0.19	$0.28	$0.66	$0.80
Net income (diluted)	0.19	0.28	0.66	0.80
Cash dividends	0.1500	0.1475	0.4475	0.4330
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

					Accumulated
	Number of		Additional		Other Com-
	Shares	Common	Paid-in	Retained	prehensive	Treasury
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Total
	(dollars in thousands)

Balance at December 31, 2006	173,648,000	$476,987	$1,246,823	$92,592	$(39,091)	$(261,001)	$1,516,310
Comprehensive Income:
Net Income				114,539			114,539
Unrealized gain on securities (net of $1.3 million tax effect)					2,416		2,416
Unrealized loss on derivative financial instruments (net of $29,000 tax effect)					(53)		(53)
Less — reclassification adjustment for gains included in net income (net of $797,000 tax expense)					(1,480)		(1,480)
Defined benefit pension plan curtailment (net of $4.9 million tax effect)					9,122		9,122
Amortization of unrecognized pension and post-retirement costs (net of $22,000 tax effect)					41		41

Total comprehensive income							124,585

Stock issued, including related tax benefits	920,000	2,298	4,401				6,699
Stock-based compensation awards			2,051				2,051
Cumulative effect of FIN 48 adoption				220			220
Acquisition of treasury stock	(1,174,000)					(18,227)	(18,227)
Cash dividends — $0.448 per share				(77,518)			(77,518)

Balance at September 30, 2007	173,394,000	$479,285	$1,253,275	$129,833	$(29,045)	$(279,228)	$1,554,120

Balance at December 31, 2005	164,868,000	$430,827	$996,708	$138,529	$(42,285)	$(240,808)	$1,282,971
Comprehensive Income:
Net Income				138,922			138,922
Unrealized gain on securities (net of $6.8 million tax effect)					12,602		12,602
Unrealized loss on derivative financial instruments (net of $719,000 tax effect)					(1,334)		(1,334)
Less — reclassification adjustment for gains included in net income (net of $1.9 million tax expense)					(3,590)		(3,590)

Total comprehensive income							146,600

Stock dividend - 5%		22,648	107,952	(130,600)			—
Stock issued, including related tax benefits	1,062,000	2,590	5,575				8,165
Stock-based compensation awards			1,195				1,195
Stock issued for acquisition of Columbia Bancorp	8,619,000	20,523	133,608				154,131
Acquisition of treasury stock	(1,056,000)					(16,691)	(16,691)
Accelerated share repurchase settlement						(3,423)	(3,423)
Cash dividends - $0.433 per share				(75,255)			(75,255)

Balance at September 30, 2006	173,493,000	$476,588	$1,245,038	$71,596	$(34,607)	$(260,922)	$1,497,693

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$114,539	$138,922

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,263	2,430
Depreciation and amortization of premises and equipment	14,801	14,294
Net amortization of investment security premiums	1,726	2,861
Investment securities gains	(2,277)	(5,524)
Net decrease in loans held for sale	92,314	6,591
Amortization of intangible assets	6,176	5,883
Stock-based compensation expense	2,069	1,195
Excess tax benefits from stock-based compensation expense	(111)	(748)
Increase in accrued interest receivable	(2,102)	(10,984)
Decrease (increase) in other assets	8,922	(21,615)
Increase in accrued interest payable	9,373	17,479
(Decrease) increase in other liabilities	(10,858)	415

Total adjustments	128,296	12,277

Net cash provided by operating activities	242,835	151,199

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	314,979	133,355
Proceeds from maturities of securities held to maturity	2,774	5,576
Proceeds from maturities of securities available for sale	366,308	472,535
Purchase of securities held to maturity	(1,986)	(529)
Purchase of securities available for sale	(739,377)	(790,634)
Decrease in short-term investments	8,515	12,902
Net increase in loans	(589,419)	(822,500)
Net cash paid for acquisition	—	(104,891)
Net purchases of premises and equipment	(13,492)	(24,668)

Net cash used in investing activities	(651,698)	(1,118,854)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand and savings deposits	(171,584)	(43,868)
Net increase in time deposits	230,301	547,121
Additions to long-term debt	723,633	326,873
Repayments of long-term debt	(394,801)	(158,134)
Increase in short-term borrowings	92,243	350,599
Dividends paid	(77,113)	(72,432)
Net proceeds from issuance of common stock	6,588	7,417
Excess tax benefits from stock-based compensation expense	111	748
Acquisition of treasury stock	(18,227)	(20,114)

Net cash provided by financing activities	391,151	938,210

Net Decrease in Cash and Due From Banks	(17,712)	(29,445)
Cash and Due From Banks at Beginning of Year	355,018	368,043

Cash and Due From Banks at End of Year	$337,306	$338,598

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$325,042	$253,755
Income taxes	52,355	58,102
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A – Basis of Presentation
The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the Corporation) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
NOTE B – Net Income Per Share and Comprehensive Income
The Corporation’s basic net income per share is calculated as net income divided by the weighted average number of shares outstanding. For diluted net income per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation’s common stock equivalents consist solely of outstanding stock options and restricted stock. Excluded from the calculation were 4.4 million and 4.0 million anti-dilutive options for the three and nine months ended September 30, 2007, respectively, and 1.3 million anti-dilutive options for the three and nine months ended September 30, 2006.
A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
		(in thousands)
Weighted average shares outstanding (basic)	173,304	173,439	173,254	172,595
Impact of common stock equivalents	1,066	1,951	1,239	2,094

Weighted average shares outstanding (diluted)	174,370	175,390	174,493	174,689

Total comprehensive income was $47.6 million and $124.6 million for the three and nine months ended September 30, 2007, respectively. Total comprehensive income was $80.6 million and $146.6 million for the three and nine months ended September 30, 2006, respectively.
NOTE C – Income Taxes
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
As of the adoption date, the Corporation had unrecognized income tax benefits of $4.1 million, all of which, if recognized, would impact the effective tax rate. Also as of the adoption date, the Corporation had $1.4 million in accrued interest payable related to unrecognized tax benefits. The Corporation recognizes interest accrued related to unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would also be recognized in income tax expense. There have been no material changes to unrecognized tax benefits for the period ended September 30, 2007.
The Corporation, or one of its subsidiaries, files income tax returns in the U.S. Federal jurisdiction, and various states. In many cases, uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. With few exceptions, the Corporation is no longer subject to U.S. Federal, state and local examinations by tax authorities for years before 2004.
NOTE D – Stock-Based Compensation
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
The following table presents compensation expense and the related tax impacts for equity awards recognized in the consolidated income statements:

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
		(in thousands)
Compensation expense	$811	$509	$2,069	$1,195
Tax benefit	(130)	(76)	(310)	(195)

Net income effect	$681	$433	$1,759	$1,000

Under the Option Plans, options are granted to key employees for terms of up to ten years at option prices equal to the fair market value of the Corporation’s stock on the date of grant. Options are typically granted annually on July 1st and become fully vested after a three-year cliff-vesting period. Certain events, as specified in the Option Plans and agreements, would result in the acceleration of the vesting period. As of September 30, 2007, the Option Plans had 14.9 million shares reserved for the future grants through 2013. On July 1, 2007, the Corporation granted approximately 860,000 options under its Option Plans.
NOTE E – Employee Benefit Plans
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
The net periodic benefit cost for the Corporation’s Pension Plan and Post-retirement Plan, as determined by consulting actuaries, consisted of the following components for the three and nine-month periods ended September 30:

	Pension Plan
	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
		(in thousands)
Service cost	$394	$607	$1,508	$1,822
Interest cost	769	864	2,515	2,593
Expected return on plan assets	(901)	(1,056)	(3,018)	(3,170)
Net amortization and deferral	—	202	233	605
Curtailment loss	—	—	58	—

Net periodic benefit cost	$262	$617	$1,296	$1,850

	Post-retirement Plan
	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
		(in thousands)
Service cost	$138	$208	$367	$498
Interest cost	182	269	483	643
Expected return on plan assets	(2)	—	(4)	(2)
Net amortization and deferral	(57)	(116)	(170)	(278)

Net periodic benefit cost	$261	$361	$676	$861

NOTE F – Derivative Financial Instruments
As of September 30, 2007, interest rate swaps with a notional amount of $268.0 million were used to hedge certain long-term fixed rate certificates of deposit. The terms of the certificates of deposit and the interest rate swaps are similar and were committed to simultaneously. Under the terms of the swap agreements, the Corporation is the fixed rate receiver and the floating rate payer (generally tied to the three-month London Interbank Offering Rate, or LIBOR, a common index used for setting rates between financial institutions). The interest rate swaps are classified as fair value hedges and both the interest rate swaps and the certificates of deposit are recorded at fair value, with changes in the fair values during the period recorded to other income or expense. For interest rate swaps accounted for as fair value hedges, ineffectiveness is the difference between the changes in the fair value of the interest rate swaps and the hedged items, in this case the certificates of deposit. The Corporation’s analysis of hedge effectiveness indicated the hedges were highly effective as of September 30, 2007. For the three and nine months ended

September 30, 2007, net losses of $10,000 and $251,000, respectively, were recorded in other expense, representing the net impact of the change in fair values of the interest rate swaps and the certificates of deposit, compared to net gains of $380,000 and $225,000, respectively, for the three and nine months ended September 30, 2006.
The Corporation entered into a forward-starting interest rate swap with a notional amount of $150.0 million in October 2005 in anticipation of the issuance of trust preferred securities in January 2006. This swap was accounted for as a cash flow hedge as it hedged the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. The total amount recorded in accumulated other comprehensive income upon settlement of this derivative is being amortized to interest expense over the life of the related securities using the effective interest method. The amount of net losses in accumulated other comprehensive income that will be reclassified into earnings during the next twelve months is expected to be approximately $120,000.
In February 2007, the Corporation entered into a forward-starting interest swap with a notional amount of $100.0 million in anticipation of the issuance of subordinated debt in May 2007. This swap was accounted for as a cash flow hedge as it hedged the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. The Corporation settled this derivative on its contractual maturity date in April 2007 with a total payment of $232,000 to the counterparty, including a $151,000 charge to other comprehensive income (net of an $81,000 tax effect). The total amount recorded in accumulated other comprehensive income is being amortized to interest expense over the life of the related securities using the effective interest method. The amount of net losses in accumulated other comprehensive income that will be reclassified into earnings during the next twelve months is expected to be approximately $15,000.
NOTE G – Commitments and Contingencies
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
The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	September 30
	2007	2006
	(in thousands)
Commitments to extend credit	4,430,940	4,420,948
Standby letters of credit	727,171	725,656
Commercial letters of credit	26,208	34,307
During the three and nine months ended September 30, 2007, the Corporation recorded $16.0 million and $24.9 million, respectively, of charges related to the Corporation’s mortgage banking operations at Resource Bank (Resource Mortgage). These charges, included within operating risk loss in the Corporation’s Consolidated Statements of Income, were primarily due to actual and potential repurchases of residential mortgage loans and home equity loans which had been originated and sold to secondary market purchasers with standard representations and warranties regarding the origination of the loans, as well as standard agreements to repurchase the loans under specified circumstances.

Many of the loans repurchased or that may be repurchased are delinquent and would likely be settled through foreclosure and sale of the underlying collateral. The charges recorded in 2007 represent the estimated write-downs that are necessary to reduce the loan balances to their estimated net realizable values, based on valuations of the properties, as adjusted for market factors and other considerations.
During the third quarter, the Corporation repurchased approximately $35 million ($25.1 million net of valuation reserves) of residential mortgage loans and home equity loans from secondary market investors. Of these loans, $4.3 million were included in performing loans, $13.7 million were on non-accrual status and $7.1 million were classified as other real estate owned. As of September 30, 2007, outstanding repurchase requests totaled approximately $11 million and other loans identified that may be repurchased totaled approximately $24 million, with total valuation reserves of $12.6 million recognized as of September 30, 2007 for these loans.
Management believes that the reserves recorded as of September 30, 2007 are adequate for the known potential repurchases. However, continued declines in collateral values or the identification of additional loans to be repurchased could necessitate additional reserves in the future.
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
NOTE H – Stock Repurchases
In 2006, the Corporation’s Board of Directors approved a stock repurchase plan for 2.1 million shares through June 30, 2007. During the first quarter of 2007, the Corporation repurchased 1.0 million shares, representing the remaining shares available under this plan.
In April 2007, the Corporation’s Board of Directors approved a stock repurchase plan for 1.0 million shares through December 31, 2007. Repurchases under this plan will occur through open market acquisitions. During the three and nine months ended September 30, 2007, 135,000 shares were repurchased under this plan.
NOTE I –Long-Term Debt
In May 2007, the Corporation issued $100.0 million of ten-year subordinated notes, which mature on May 1, 2017 and carry a fixed rate of 5.75%, an effective rate of approximately 5.95% as a result of issuance costs. Interest is paid semi-annually in May and November of each year.
NOTE J – New Accounting Standards
In September 2006, the FASB ratified Emerging Issues Task Force (EITF) 06-4, “Accounting for Deferred Compensation and Post-retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements “ (EITF 06-4). EITF 06-4 addresses accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to post-retirement periods. EITF 06-4 would require that the post-retirement benefit aspects of an endorsement-type split-dollar life insurance arrangement be recognized as a liability by the employer if that obligation has not been settled through the related insurance arrangement. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, or January 1, 2008 for the Corporation. The Corporation is currently evaluating the impact of EITF 06-4 on the consolidated financial statements.
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
In March 2007, the FASB ratified EITF 06-10, “Accounting for Deferred Compensation and Post-retirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). EITF 06-10 addresses accounting for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends to post-retirement periods.  EITF 06-10 provides guidance for determining the liability for the post-retirement benefit aspects of collateral assignment-type split-dollar life insurance arrangements, as well as the recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, or January 1, 2008 for the Corporation. The adoption of EITF 06-10 is not expected to have a material impact on the consolidated financial statements.
In May 2007, the FASB issued Interpretation No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (Staff Position No. FIN 48-1). Staff Position No. FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Staff Position No. FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have an impact on the consolidated financial statements.
In June 2007, the FASB ratified EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 requires that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007, or January 1, 2008 for the Corporation. The adoption of EITF 06-11 is not expected to have a material impact on the consolidated financial statements.
NOTE K – Reclassifications
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
FORWARD-LOOKING STATEMENTS
The Corporation has made, and may continue to make, certain forward-looking statements with respect to its acquisition and growth strategies, management of net interest income and margin, the ability to realize gains on equity investments, allowance and provision for loan losses, expected levels of certain non-interest expenses, the liquidity position of the Corporation and Parent Company and contingent liabilities. The Corporation cautions that these forward-looking statements are subject to various assumptions, risks and uncertainties. Because of the possibility of changes in these assumptions, risks and uncertainties, actual results could differ materially from forward-looking statements.
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

RESULTS OF OPERATIONS
Overview
The Corporation currently derives the majority of its earnings from traditional banking activities, with net interest income, or the difference between interest income earned on loans and investments and interest paid on deposits and borrowings, accounting for approximately 77% of revenues for the three and nine months ended September 30, 2007. Growth in net interest income is dependent upon balance sheet growth or increasing the net interest margin, which is net interest income as a percentage of average interest-earning assets. The Corporation also generates revenue through fees earned on the various services and products offered to its customers and through sales of assets, such as loans, investments or properties. Offsetting these revenue sources are provisions for credit losses on loans, other operating expenses and income taxes.
The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Net income (in thousands)	$33,566	$48,342	$114,539	$138,922
Diluted net income per share	$0.19	$0.28	$0.66	$0.80
Return on average assets	0.88%	1.31%	1.03%	1.32%
Return on average tangible equity (1)	15.76%	25.14%	18.42%	24.34%
Net interest margin (2)	3.62%	3.85%	3.69%	3.88%

(1)	Calculated as net income, adjusted for intangible amortization (net of tax), divided by average shareholders’ equity, excluding goodwill and intangible assets.

(2)	Presented on a fully taxable-equivalent (FTE) basis, using a 35% Federal tax rate and statutory interest expense disallowances. See also “Net Interest Income” section of Management’s Discussion.
The Corporation’s net income for the third quarter of 2007 decreased $14.8 million, or 30.6%, from $48.3 million in 2006 to $33.6 million in 2007 due to an increase in other expenses of $15.6 million, or 16.8%, a decrease in net interest income of $3.5 million, or 2.8%, and a $4.1 million increase in the provision for loan losses, offset by an $8.5 million, or 39.6%, decrease in income tax expense. The increase in other expenses was due to $16.0 million in charges recorded during the third quarter of 2007 related to the Corporation’s mortgage banking operations at Resource Bank (Resource Mortgage). The decrease in net interest income was due to a 23 basis point decline in net interest margin, partially offset by balance sheet growth. The decrease in net interest margin was a result of lower interest income recoveries in 2007 ($3.3 million in 2006 and $396,000 in 2007) and the negative impact of funding loan growth and investment purchases with borrowings and time deposits as opposed to lower cost core demand and savings accounts. The loan loss provision increased due to higher net charge-offs during the third quarter of 2007 in comparison to the same period in 2006.
Net income for the nine months ended September 30, 2007 decreased $24.4 million, or 17.6%, from $138.9 million in 2006 to $114.5 million in 2007 due to increases in other expenses of $35.8 million, or 13.2%, and an increase of $5.8 million in the provision for loan losses, offset by a $12.7 million, or 20.8%, decrease in income tax expense and an increase in other income of $3.3 million, or 3.0%. The increase in other expenses was primarily due to $24.9 million in charges recorded during the first nine months of 2007 related to Resource Mortgage, and a $6.0 million increase in salaries and employee benefits.
The following summarizes some of the more significant factors that influenced the Corporation’s results for the three and nine months ended September 30, 2007.
Resource Mortgage – During the three and nine months ended September 30, 2007, the Corporation recorded $16.0 million and $24.9 million, respectively, of charges related to

Resource Mortgage. These charges were primarily due to actual and potential repurchases of residential mortgage loans and home equity loans which had been originated and sold to secondary market purchasers with standard representations and warranties regarding the origination of the loans, as well as standard agreements to repurchase loans under specified circumstances.
The following table presents a summary of approximate principal balances and related reserves recognized in the Consolidated Balance Sheet, by general category:

	September 30, 2007
	Principal	Reserves
	(in thousands)
Outstanding repurchase requests (1)	$10,750	$(2,700)
No repurchase request received — sold loans with identified potential misrepresentations of borrower information (1)	24,250	(9,900)
Originated for sale, retained in portfolio	9,800	(800)
Repurchased loans	27,650	(6,400)
Foreclosed real estate (OREO)	11,350	—

Total reserves at September 30, 2007		$(19,800)

(1)	These loans had not been repurchased and, therefore, are not included in the Consolidated Balance Sheet as of September 30, 2007.
The following presents the activity in the reserve accounts for the three and nine months ended September 30, 2007:

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
	(in thousands)
Total reserves, beginning of period	$8,000	$500
Additional charges to expense	16,000	24,900
Charge-offs	(4,200)	(5,600)

Total reserves, end of period	$19,800	$19,800

The $16.0 million charge recorded during the three months ended September 30, 2007 included the following:
•	$9.9 million related to two unrelated groups of loans totaling approximately $27 million. Management has identified potential misrepresentations of borrower information with respect to these loans. Included in the amount of loans are $2.7 million for which repurchase requests have been received.

•	$3.1 million related to repurchased loans that are in foreclosure or are delinquent and expected to be in foreclosure based on updated valuations.

•	$2.2 million related to outstanding repurchase requests and loans originated for sale, but retained in portfolio as of September 30, 2007. During the three months ended September 30, 2007 approximately $16 million of loans originated for sale were reclassified to portfolio because there is no longer an active secondary market for these types of loans. Included in the reserve amount above is $383,000 to adjust these loans to lower of cost or market upon transfer to portfolio.

•	$800,000 representing updated valuations on foreclosed real estate and other expenses in connection with repurchased loans.
The $24.9 million charge recorded during the nine months ended September 30, 2007 included the charges detailed above, in addition to $8.9 million of charges related to outstanding repurchase requests.
During the third quarter, approximately $35 million ($25.1 million net of valuation reserves) of residential mortgage loans and home equity loans were repurchased from secondary market investors. Of these loans,

$4.3 million were included in performing loans, $13.7 million were on non-accrual status and $7.1 million were classified as other real estate owned.
In order to mitigate any future losses associated with the repurchase of previously originated and sold residential mortgage loans and home equity loans, the Corporation has exited from the national wholesale residential mortgage business at Resource Mortgage, which is where the majority of the repurchased loans were generated. In addition, Resource Mortgage now reports directly to Fulton Mortgage and, as previously disclosed in a separate filing, the Corporation intends to merge Resource Bank (including Resource Mortgage) into Fulton Bank in the first quarter of 2008.
In connection with preparing the consolidated financial statements included in this report, the Audit Committee of the Corporation’s Board of Directors engaged outside counsel to investigate whether there were additional potentially material occurrences of misrepresentations of borrower information that should be considered. The investigation involved sampling and analyzing data on loans originated by Resource Mortgage, examining underlying loan documentation on selected loans identified as a result of this analysis together with other records of the Corporation, and conducting interviews of relevant employees. Based on the results of the investigation, the Audit Committee and management concluded that no changes were required to the Corporation’s consolidated financial statements as of and for the three and nine months ended September 30, 2007.
Management believes that the reserves recorded as of September 30, 2007 for the known Resource Mortgage issues are adequate, based on the results of the aforementioned investigation, the assessment of collateral values and other market factors. However, continued declines in collateral values or the identification of additional loans to be repurchased could necessitate additional reserves in the future.
Interest Rates and Net Interest Margin – Changes in the interest rate environment can impact both the Corporation’s net interest income and its non-interest income. The term “interest rate environment” generally refers to both the level of interest rates and the shape of the U. S. Treasury yield curve, which is a plot of the yields on treasury issues over various maturity periods. Typically, the shape of the yield curve is upward sloping, with longer-term rates exceeding short-term rates. For the past twelve months, the yield curve has remained relatively flat, and at times, downward sloping, with minimal differences between long and short-term rates, resulting in a negative impact to the Corporation’s net interest income and net interest margin.
In September 2007, the Federal Reserve Board (FRB) lowered the Federal funds rate 50 basis points (from 5.25% to 4.75%). The Corporation’s prime lending rate had a corresponding decrease in September 2007, from 8.25% to 7.75%.
The decrease in short-term rates resulted in a decrease in the rates on floating rate loans which reprice consistently with market rates. Additionally, the decrease resulted in lower funding costs in the form of short-term borrowings and certain deposit accounts. However, due to competitive pressures, rates on savings and time deposits have not decreased as significantly as the Federal funds rate. Since this rate change occurred late in the third quarter, there was not a significant effect on net interest margin.
In comparison to the third quarter of 2006, the Corporation experienced a shift from lower cost demand and savings deposit accounts (46.3% of total average interest-bearing deposits in 2007, compared to 48.6% in 2006) to higher cost certificates of deposit (53.7% in 2007, compared to 51.4% in 2006). During the third quarter of 2007 the shift to higher cost deposits contributed to the decline in net interest margin.
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
Non-performing assets increased $49.1 million, or 84.9%, from December 31, 2006 to September 30, 2007. The increase was due to: 1) the previously discussed repurchase of approximately $35 million of residential mortgage and home equity loans during the third quarter of 2007 ($20.8 million of which were classified as non-performing assets, net of reserves); and 2) general economic factors as opposed to specific risk concentrations within the Corporation’s loan portfolio.

Non-performing asset levels will continue to be impacted by general and regional economic conditions, as well as possible future loan repurchases, as detailed under the heading “Resource Mortgage” above.
Equity Markets – As noted in the “Market Risk” section of Management’s Discussion, equity valuations can have an impact on the Corporation’s financial performance. In particular, bank stocks account for a significant portion of the Corporation’s equity investment portfolio and, historically, realized gains on sales of these equity securities have been a recurring component of the Corporation’s earnings.
More recently, declines in the value of the bank stock portfolio have resulted in a decline in investment securities gains. During the first nine months of 2007, the Corporation’s gains on investment securities decreased $3.2 million, or 58.8%. As of September 30, 2007, the Corporation’s bank stock portfolio had a net unrealized loss of $12.9 million, compared to a net unrealized loss of $100,000 at December 31, 2006. These declines in bank stock portfolio values have had a detrimental impact on the Corporation’s ability to realize gains during the three and nine months ended September 30, 2007.
Quarter Ended September 30, 2007 compared to the Quarter Ended September 30, 2006
Net Interest Income
Net interest income decreased $3.5 million, or 2.8%, to $122.4 million in 2007 from $125.9 million in 2006. The decrease in net interest margin was a result of lower interest income recoveries in 2007 ($3.3 million in 2006 and $396,000 in 2007). Also contributing to the decrease was a more pronounced increase in the costs of interest-bearing liabilities over the income received from interest-earning assets, resulting in a 23 basis point decrease in the net interest margin. The average cost of interest bearing liabilities increased 28 basis points (a 7.7% increase) over 2006, while the average fully taxable-equivalent (FTE) yield on interest-earning assets increased 5 basis points (a 0.7% increase) over 2006.

The following table provides a comparative average balance sheet and net interest income analysis for the third quarter of 2007 as compared to the same period in 2006. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Three months ended September 30
		2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans and leases (1)	$10,857,636	$205,747	7.52%	$10,167,362	$194,379	7.59%
Taxable investment securities (2)	2,116,123	24,583	4.65	2,309,644	25,323	4.39
Tax-exempt investment securities (2)	499,389	6,377	5.11	449,181	5,496	4.89
Equity securities (2)	188,490	2,269	4.80	155,894	1,834	4.69

Total investment securities	2,804,002	33,229	4.74	2,914,719	32,653	4.48
Loans held for sale	159,492	2,694	6.76	227,038	4,224	7.44
Other interest-earning assets	34,536	432	4.91	54,424	695	5.03

Total interest-earning assets	13,855,666	242,102	6.95%	13,363,543	231,951	6.90%
Noninterest-earning assets:
Cash and due from banks	338,862			329,482
Premises and equipment	190,175			187,876
Other assets	890,901			859,800
Less: Allowance for loan losses	(108,628)			(107,090)

Total Assets	$15,166,976			$14,633,611

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$1,729,357	$7,630	1.75%	$1,689,386	$6,529	1.53%
Savings deposits	2,259,231	13,680	2.40	2,370,275	14,257	2.37
Time deposits	4,626,160	55,093	4.72	4,294,731	46,255	4.27

Total interest-bearing deposits	8,614,748	76,403	3.52	8,354,392	67,041	3.18
Short-term borrowings	1,477,288	17,786	4.74	1,730,970	21,697	4.92
FHLB advances and long-term debt	1,655,599	22,141	5.32	1,093,815	14,439	5.24

Total interest-bearing liabilities	11,747,635	116,330	3.93%	11,179,177	103,177	3.65%
Noninterest-bearing liabilities:
Demand deposits	1,703,137			1,826,800
Other	179,391			181,322

Total Liabilities	13,630,163			13,187,299
Shareholders’ equity	1,536,813			1,446,312

Total Liabilities and Shareholders’ Equity	$15,166,976			$14,633,611

Net interest income/net interest margin (FTE)		125,772	3.62%		128,774	3.85%

Tax equivalent adjustment		(3,362)			(2,850)

Net interest income		$122,410			$125,924

(1)	Includes non-performing loans.

(2)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	2007 vs. 2006
	Increase (decrease) due
		To change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans and leases	$13,321	$(1,953)	$11,368
Taxable investment securities	(2,204)	1,464	(740)
Tax-exempt investment securities	635	246	881
Equity securities	392	44	436
Loans held for sale	(1,171)	(359)	(1,530)
Other interest-earning assets	(247)	(17)	(264)

Total interest income	$10,726	$(575)	$10,151

Interest expense on:
Demand deposits	$157	$944	$1,101
Savings deposits	(761)	183	(578)
Time deposits	3,730	5,109	8,839
Short-term borrowings	(3,108)	(803)	(3,911)
Long-term debt	7,483	219	7,702

Total interest expense	$7,501	$5,652	$13,153

Interest income increased $10.2 million, or 4.4%, due to the increase in average balances of interest-earning assets, which grew $492.1 million, or 3.7%.
The increase in average interest-earning assets was due to loan growth, which is summarized in the following table:

	Three months ended
	September 30		Increase (decrease)
	2007	2006	$	%
	(dollars in thousands)
Commercial — industrial, financial and agricultural	$3,281,342	$2,925,529	$355,813	12.2%
Real estate — commercial mortgage	3,383,487	3,113,086	270,401	8.7
Real estate — residential mortgage	769,381	658,537	110,844	16.8
Real estate — home equity	1,454,947	1,450,255	4,692	0.3
Real estate — construction	1,382,951	1,412,678	(29,727)	(2.1)
Consumer	502,482	527,915	(25,433)	(4.8)
Leasing and other	83,046	79,362	3,684	4.6

Total	$10,857,636	$10,167,362	$690,274	6.8%

Loan growth was particularly strong in the commercial loan and commercial mortgage loan categories, which together increased $626.2 million, or 10.4%. Additional growth came from residential mortgage loans and home equity loans, which increased $115.5 million, or 5.5%, primarily due to growth in adjustable rate residential mortgage loans and partially due to repurchases of $18.0 million of residential mortgage loans and home equity loans during the third quarter of 2007.

Average investment securities decreased $110.7 million, or 3.8%, due to normal pay downs and maturities. The average yield on investment securities increased 26 basis points, or 5.8%, from 4.48% in 2006 to 4.74% in 2007.
The $10.2 million increase in interest income (FTE) was more than offset by an increase in interest expense of $13.2 million, or 12.7%, to $116.3 million in the third quarter of 2007 from $103.2 million in the third quarter of 2006. Interest expense increased $7.5 million as a result of a $568.5 million, or 5.1%, increase in average interest-bearing liabilities, while an increase of $5.7 million was realized from a 28 basis point, or 7.7%, increase in the average cost of interest-bearing liabilities.
The following table summarizes the changes in average deposits, by type:

	Three months ended
	September 30		Increase (decrease)
	2007	2006	$	%
	(dollars in thousands)
Noninterest-bearing demand	$1,703,137	$1,826,800	$(123,663)	(6.8)%
Interest-bearing demand	1,729,357	1,689,386	39,971	2.4
Savings	2,259,231	2,370,275	(111,044)	(4.7)
Time deposits	4,626,160	4,294,731	331,429	7.7

Total	$10,317,885	$10,181,192	$136,693	1.3%

The Corporation experienced a net decrease in noninterest-bearing and interest-bearing demand and savings accounts of $194.7 million, or 3.3%, as customers shifted from these accounts to higher yielding time deposits.
The following table summarizes the changes in average borrowings, by type:

	Three months ended
	September 30		Increase (decrease)
	2007	2006	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$242,375	$334,759	$(92,384)	(27.6%)
Federal funds purchased	756,360	1,143,445	(387,085)	(33.9)
Short-term promissory notes	446,182	201,282	244,900	121.7
Other short-term borrowings	32,371	51,484	(19,113)	(37.1)

Total Short-term borrowings	$1,477,288	$1,730,970	$(253,682)	(14.7%)

Long-term debt:
FHLB Advances	$1,254,251	$781,603	$472,648	60.5%
Other long-term debt	401,348	312,212	89,136	28.5

Total Long-term debt	$1,655,599	$1,093,815	$561,784	51.4%

Total Borrowings	$3,132,887	$2,824,785	$308,102	10.9%

The decrease in short-term borrowings was due to the repayment of Federal funds purchased using the proceeds of investment securities pay downs and maturities, as well as a shift in funding from short-term borrowings to long-term debt. The increase in long-term debt was due to an increase in FHLB advances as longer-term rates were locked, and the issuance of $100.0 million of subordinated debt in May 2007. See Note I, “Long-term Debt” in the Notes to Consolidated Financial Statements for further discussion related to the issuance of long-term debt.

Provision and Allowance for Loan Losses
The following table presents ending balances of loans outstanding (net of unearned income):

	September 30	December 31	September 30
	2007	2006	2006
	(in thousands)
Commercial — industrial, agricultural and financial	$3,328,963	$2,965,186	$2,946,139
Real-estate — commercial mortgage	3,407,715	3,213,809	3,174,623
Real-estate — residential mortgage	809,148	696,836	677,994
Real-estate — home equity	1,472,376	1,455,439	1,465,373
Real-estate — construction	1,389,164	1,428,809	1,431,535
Consumer	500,021	523,066	529,741
Leasing and other	80,920	91,178	86,652

	$10,988,307	$10,374,323	$10,312,057

Approximately $4.8 billion, or 43.7%, of the Corporation’s loan portfolio was in commercial mortgage and construction loans at September 30, 2007, compared to 44.7% at September 30, 2006. While the Corporation does not have a concentration of credit risk with any single borrower, industry or geographical location, repayments on loans in these portfolios can be negatively influenced by decreases in real estate values. The Corporation attempts to mitigate this risk through stringent underwriting policies and procedures.

The following table presents the activity in the Corporation’s allowance for loan losses:

	Three months ended
	September 30
	2007	2006
	(dollars in thousands)
Loans outstanding at end of period (net of unearned)	$10,988,307	$10,312,057

Daily average balance of loans and leases	$10,857,636	$10,167,362

Balance at beginning of period	$106,892	$106,544
Loans charged off:
Commercial — financial and agricultural	1,452	123
Real estate — mortgage	122	149
Consumer	874	707
Leasing and other	357	89

Total loans charged off	2,805	1,068

Recoveries of loans previously charged off:
Commercial — financial and agricultural	267	1,039
Real estate — mortgage	8	72
Consumer	324	268
Leasing and other	143	12

Total recoveries	742	1,391

Net loans charged off (recovered)	2,063	(323)
Provision for loan losses	4,606	555

Balance at end of period	$109,435	$107,422

Net charge-offs (recoveries) to average loans (annualized)	0.08%	(0.01%)

Allowance for loan losses to loans outstanding	1.00%	1.04%

The following table summarizes the Corporation’s non-performing assets as of the indicated dates:

	September 30	December 31	September 30
	2007	2006	2006
	(dollars in thousands)
Non-accrual loans	$71,043	$33,113	$26,591
Loans 90 days past due and accruing	23,406	20,632	16,704
Other real estate owned	12,536	4,103	3,489

Total non-performing assets	$106,985	$57,848	$46,784

Non-accrual loans/Total loans	0.65%	0.32%	0.26%
Non-performing assets/Total assets	0.69%	0.39%	0.31%
Allowance/Non-performing loans	116%	199%	248%
The provision for loan losses for the third quarter of 2007 totaled $4.6 million, an increase of $4.1 million from the same period in 2006. Net charge-offs totaled $2.1 million, or 0.08% of average loans on an annualized basis, during the third quarter of 2007, an increase of $2.4 million, over the $323,000, or 0.01%, in net recoveries recorded during the third quarter of 2006. During the third quarter of 2007, the Corporation recorded a $1.1 million charge-off related to one commercial loan customer which was a mortgage company engaged in the origination of non-prime mortgages, the Corporation’s only customer in this line of business. Non-performing assets increased to $107.0 million, or 0.69% of total assets, at

September 30, 2007, from $46.8 million, or 0.31% of total assets, at September 30, 2006. Total non-performing assets increased $49.1 million from December 31, 2006.
During the third quarter, the Corporation repurchased approximately $35 million ($25.1 million net of valuation reserves) of previously originated and sold residential mortgage loans and home equity loans from secondary market purchasers. As of September 30, 2007, $4.3 million were included in performing loans, $13.7 million were placed on non-accrual status and $7.1 million were classified as other real estate owned. See Note G, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for further discussion.
Over the past several years, the Corporation’s net charge-off and non-performing asset levels were at historic lows. Excluding the effect of the repurchased loans on non-performing asset levels, the current quarter’s increase in non-performing assets reflects a return to more average historical levels and is not attributable to any specific factors or risk concentrations.
Management believes that the allowance balance of $109.4 million at September 30, 2007 is sufficient to cover losses inherent in the loan portfolio on that date and is appropriate based on applicable accounting standards.
Other Income
The following table presents the components of other income:

	Three months ended
	September 30		Increase (decrease)
	2007	2006	$	%
		(dollars in thousands)
Investment management and trust services	$9,291	$8,887	$404	4.5%
Service charges on deposit accounts	11,293	11,345	(52)	(0.5)
Other service charges and fees	8,530	6,693	1,837	27.4
Gains on sales of mortgage of loans	2,532	5,480	(2,948)	(53.8)
Other	5,231	3,057	2,174	71.1

Total, excluding investment securities (losses) gains	$36,877	$35,462	$1,415	4.0%
Investment securities (losses) gains	(134)	1,450	(1,584)	(109.2)

Total	$36,743	$36,912	$(169)	(0.5%)

Excluding net investment securities (losses) and gains, total other income increased $1.4 million, or 4.0%, primarily due to a $2.2 million, or 71.1%, increase in other income and $1.8 million, or 27.4%, increase in other service charges and fees. Included in other income was a $2.1 million gain related to the resolution of litigation and the sale of certain assets between the Corporation’s Resource Bank affiliate and another bank during the third quarter of 2007. The increase in other service charges and fees was due to an increase of $888,000 in foreign currency processing revenues from the recent acquisition of a foreign currency processing company. Additional increases came from debit card fees ($297,000, or 15.8%) and merchant fees ($616,000, or 35.9%) each resulting from higher transaction volumes, offset by a decrease in letter of credit fees (133,000, or 9.8%). These increases were offset by lower gains on sales of mortgage loans as both volumes ($233.7 million, or 46.8%) and spreads on sales (14 basis points) decreased. The decrease in volumes was due to an increase in longer-term mortgage rates and the exit from the national wholesale residential mortgage business at Resource Mortgage.
Investment securities gains decreased $1.6 million, or 109.2%, mainly as a result of declining values of the bank stock portfolio, providing fewer opportunities for the Corporation to realize gains. Net investment securities losses during the third quarter of 2007 consisted of net realized losses of $192,000 on sales of available for sale debt securities, offset by net realized gains of $58,000 on sales of equity securities. Investment securities gains during the third quarter of 2006 consisted of net gains of $505,000 on sales of available for sale debt securities and $988,000 on sales of equity securities.
Other Expenses
The following table presents the components of other expenses:

	Three months ended
	September 30		Increase (decrease)
	2007	2006	$	%
		(dollars in thousands)
Salaries and employee benefits	$52,505	$55,048	$(2,543)	(4.6%)
Operating risk loss	16,345	1,221	15,124	1,238.7
Net occupancy expense	9,813	9,260	553	6.0
Equipment expense	3,438	3,703	(265)	(7.2)
Data processing	3,131	3,057	74	2.4
Advertising	2,470	2,934	(464)	(15.8)
Telecommunications	2,016	1,948	68	3.5
Intangible amortization	1,995	2,025	(30)	(1.5)
Professional fees	1,769	1,344	425	31.6
Supplies	1,471	1,482	(11)	(0.7)
Postage	1,275	1,293	(18)	(1.4)
Other	11,768	9,110	2,658	29.2

Total	$107,996	$92,425	$15,571	16.8%

Salaries and employee benefits decreased $2.5 million, or 4.6%. Salaries decreased $2.1 million, or 4.6%, as a result of the closing of certain Resource Mortgage offices, corporate-wide staff reductions and a reduction in management bonus expense. Average full-time equivalent employees decreased from 4,497 in the third quarter of 2006 to 3,759 in the third quarter of 2007. These decreases were offset by lower salary deferrals resulting from lower mortgage origination volumes.
Decreases in employees benefits of $477,000, or 4.8%, resulted from a decrease of $320,000, or 6.1%, in healthcare expenses and reduced retirement plan expenses of $355,000, or 57.6%, as a result of the curtailment of the Corporation’s defined benefit pension plan. See Note E, “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for further discussion.
The increase in operating risk loss was due to $16.0 million of charges recorded during the third quarter of 2007, primarily related to losses incurred on the actual and potential repurchase of residential mortgage loans and home equity loans that had been originated and sold in the secondary market. See “Resource Mortgage” within the Overview section of Management’s Discussion for further discussion.
The increase in net occupancy expense was due to additional rental expense and depreciation of real property as a result of growth in the branch network in the third quarter of 2007 in comparison to 2006. During 2006 and 2007, the Corporation added 14 full service branches to its network.
The increase in other expenses included the unfavorable net impact of fair value gains and losses on derivative financial instruments of $390,000, an increase of $636,000 associated with increased costs related to the disposition and maintenance of foreclosed real estate and the impact one-time charges recorded during the third quarters of 2007 and 2006.

Income Taxes
Income tax expense for the third quarter of 2007 was $13.0 million, an $8.5 million, or 39.6%, decrease from $21.5 million in 2006. The Corporation’s effective tax rate was approximately 27.9% in 2007, as compared to 30.8% in 2006. The decrease in the effective rate was partially due to the $16.0 million of mortgage-related charges recorded in the third quarter of 2007 being tax-effected at the Corporation’s marginal tax rate of 35%. In general, the effective rate is lower than the Federal statutory rate of 35% due mainly to investments in tax-free municipal securities and Federal tax credits from investments in low and moderate-income housing partnerships.
Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006
In February 2006, the Corporation acquired Columbia Bancorp (Columbia), of Columbia, Maryland, a $1.3 billion bank holding company whose primary subsidiary was The Columbia Bank. Results for the first nine months of 2007 in comparison to the first nine months of 2006 were impacted by a full nine-month contribution by Columbia in 2007, compared to an eight-month contribution in 2006.
Net Interest Income
Net interest income increased $1.3 million, or 0.4%, to $365.1 million in 2007 from $363.8 million in 2006. The increase was due to average balance growth, with total interest-earning assets increasing 5.9%, offset by a lower net interest margin. The average FTE yield on interest-earning assets increased 27 basis points (a 4.0% increase) over 2006 while the cost of interest-bearing liabilities increased 50 basis points (a 14.8% increase) over 2006.

The following table provides a comparative average balance sheet and net interest income analysis for the first nine months of 2007 as compared to the same period in 2006. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Nine months ended September 30
	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans and leases (1)	$10,619,834	$601,390	7.57%	$9,750,452	$537,281	7.37%
Taxable investment securities (2)	2,092,916	71,201	4.54	2,246,672	71,426	4.24
Tax-exempt investment securities (2)	497,504	19,010	5.09	438,510	15,881	4.83
Equity securities (2)	185,215	6,628	4.78	151,078	5,132	4.53

Total investment securities	2,775,635	96,839	4.65	2,836,260	92,439	4.35
Loans held for sale	188,223	9,771	6.92	216,295	11,688	7.21
Other interest-earning assets	36,008	1,339	4.93	56,045	1,950	4.63

Total interest-earning assets	13,619,700	709,339	6.96%	12,859,052	643,358	6.69%
Noninterest-earning assets:
Cash and due from banks	331,945			340,885
Premises and equipment	190,711			183,112
Other assets	896,604			836,754
Less: Allowance for loan losses	(108,425)			(105,291)

Total Assets	$14,930,535			$14,114,512

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$1,688,129	$21,733	1.72%	$1,676,087	$18,112	1.44%
Savings deposits	2,284,521	41,266	2.41	2,340,708	37,181	2.12
Time deposits	4,537,160	158,411	4.67	4,042,569	120,934	4.00

Total interest-bearing deposits	8,509,810	221,410	3.48	8,059,364	176,227	2.92
Short-term borrowings	1,424,109	51,734	4.82	1,607,946	55,430	4.56
FHLB advances and long-term debt	1,564,333	61,271	5.23	1,033,706	39,484	5.11

Total interest-bearing liabilities	11,498,252	334,415	3.88%	10,701,016	271,141	3.38%
Noninterest-bearing liabilities:
Demand deposits	1,726,782			1,817,547
Other	184,010			171,391

Total Liabilities	13,409,044			12,689,954
Shareholders’ equity	1,521,491			1,424,558

Total Liabilities and Shareholders’ Equity	$14,930,535			$14,114,512

Net interest income/net interest margin(FTE)		374,924	3.69%		372,217	3.88%

Tax equivalent adjustment		(9,831)			(8,399)

Net interest income		$365,093			$363,818

(1)	Includes non-performing loans.

(2)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	2007 vs. 2006
	Increase (decrease) due
	To change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans and leases	$48,918	$15,191	$64,109
Taxable investment securities	(5,052)	4,827	(225)
Tax-exempt investment securities	2,243	886	3,129
Equity securities	1,199	297	1,496
Loans held for sale	(1,459)	(458)	(1,917)
Other interest-earning assets	(730)	119	(611)

Total interest income	$45,119	$20,862	$65,981

Interest expense on:
Demand deposits	$131	$3,490	$3,621
Savings deposits	(885)	4,970	4,085
Time deposits	15,841	21,636	37,477
Short-term borrowings	(6,624)	2,928	(3,696)
Long-term debt	20,835	952	21,787

Total interest expense	$29,298	$33,976	$63,274

Interest income increased $66.0 million, or 10.3%, as a result of increases in both average balances of interest-earning assets and rates. Interest income increased $45.1 million as a result of a $760.6 million, or 5.9%, increase in average balances, while an increase of $20.9 million was realized from the 27 basis point increase in average rates.
The increase in average interest-earning assets was primarily due to loan growth, which is summarized in the following table:

	Nine months ended
	September 30		Increase (decrease)
	2007	2006	$	%
		(dollars in thousands)
Commercial — industrial, financial and agricultural	$3,162,524	$2,775,735	$386,789	13.9%
Real estate — commercial mortgage	3,303,854	3,033,010	270,844	8.9
Real estate — residential mortgage	727,491	624,546	102,945	16.5
Real estate — home equity	1,444,100	1,401,875	42,225	3.0
Real estate — construction	1,386,960	1,317,274	69,686	5.3
Consumer	508,544	522,381	(13,837)	(2.6)
Leasing and other	86,361	75,631	10,730	14.2

Total	$10,619,834	$9,750,452	$869,382	8.9%

Loan growth was particularly strong in the commercial loan and commercial mortgage loan categories, which together increased $657.6 million, or 11.3%, with the Columbia acquisition contributing approximately $47 million to the increase. Additional growth was due to an increase in construction loans, with Columbia contributing approximately $48 million to the $69.7 million increase.

The average yield on loans during the first nine months of 2007 was 7.57%, a 20 basis point, or 2.7%, increase over 2006. The increase in the average yield on loans reflects a higher average prime rate (8.23%) in 2007 compared to 2006 (7.86%).
Average investment securities decreased $60.6 million, or 2.1%, as a result of normal pay downs and maturities exceeding purchases. The average yield on investment securities increased 30 basis points from 4.35% in 2006 to 4.65% in 2007, as a result of reinvestments being made at higher yields available on new investments.
The increase in interest income (FTE) was offset by an increase in interest expense of $63.3 million, or 23.3%, to $334.4 million in the first nine months of 2007 from $271.1 million in the first nine months of 2006. Interest expense increased $29.3 million due to a $797.2 million, or 7.5%, increase in average interest-bearing liabilities, of which approximately $110 million was due to the Columbia acquisition, and $34.0 million due to a 50 basis point, or 14.8%, increase in the cost of total average interest-bearing liabilities.
The following table summarizes the change in average deposits, by type:

	Nine months ended
	September 30		Increase (decrease)
	2007	2006	$	%
		(dollars in thousands)
Noninterest-bearing demand	$1,726,782	$1,817,547	$(90,765)	(5.0%)
Interest-bearing demand	1,688,129	1,676,087	12,042	0.7
Savings	2,284,521	2,340,708	(56,187)	(2.4)
Time deposits	4,537,160	4,042,569	494,591	12.2

Total	$10,236,592	$9,876,911	$359,681	3.6%

The time deposit increase of $494.6 million was due to normal growth and existing customers shifting funds from noninterest-bearing and interest-bearing demand and savings accounts to take advantage of favorable rates offered on time deposits. The net decrease in noninterest-bearing and interest-bearing demand and savings accounts of $134.9 million, or 2.3%, was net of an approximately $56 million increase related to the Columbia acquisition. Growing core deposits continue to be a challenge for the Corporation, and banks in general as more attractive investment opportunities exist for consumers, including equity markets and higher yielding time deposits.

The following table summarizes the changes in average borrowings, by type:

	Nine months ended
	September 30		Increase (decrease)
	2007	2006	$	%
		(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$251,520	$358,079	$(106,559)	(29.8%)
Federal funds purchased	751,954	1,084,901	(332,947)	(30.7)
Short-term promissory notes	379,761	126,917	252,844	199.2
Other short-term borrowings	40,874	38,049	2,825	7.4

Total Short-term borrowings	$1,424,109	$1,607,946	$(183,837)	(11.4%)

Long-term debt:
FHLB Advances	$1,204,572	$737,033	$467,539	63.4%
Other long-term debt	359,761	296,673	63,088	21.3

Total Long-term debt	$1,564,333	$1,033,706	$530,627	51.3%

Total Borrowings	$2,988,442	$2,641,652	$346,790	13.1%

The decrease in short-term borrowings was mainly due to a decrease in Federal funds purchased as long-term funding sources were more attractive, offset by an increase in short-term promissory notes. The increase in long-term debt was primarily due to increases in FHLB advances as longer-term rates were locked, and partially due to the May 2007 issuance of $100.0 million of ten-year subordinated notes.

Provision and Allowance for Loan Loss
The following table presents the activity in the Corporation’s allowance for loan losses:

	Nine months ended
	September 30
	2007	2006
	(dollars in thousands)
Loans outstanding at end of period (net of unearned)	$10,988,307	$10,312,057

Daily average balance of loans and leases	$10,619,834	$9,750,452

Balance at beginning of period	$106,884	$92,847
Loans charged off:
Commercial — financial and agricultural	4,596	2,018
Real estate — mortgage	527	307
Consumer	2,509	1,705
Leasing and other	1,039	217

Total loans charged off	8,671	4,247

Recoveries of loans previously charged off:
Commercial — financial and agricultural	1,467	2,210
Real estate — mortgage	89	178
Consumer	903	945
Leasing and other	500	68

Total recoveries	2,959	3,401

Net loans charged off	5,712	846
Provision for loan losses	8,263	2,430
Allowance purchased	—	12,991

Balance at end of period	$109,435	$107,422

Net charge-offs to average loans (annualized)	0.07%	0.01%

Allowance for loan losses to loans outstanding	1.00%	1.04%

The provision for loan losses for the first nine months of 2007 totaled $8.3 million, an increase of $5.8 million, or 240.0%, from the same period in 2006. Net charge-offs totaled $5.7 million, or 0.07%, of average loans on an annualized basis, of which $3.7 million was related to one commercial loan customer (including $1.1 million recorded in the third quarter of 2007), which was a mortgage company engaged in the origination of non-prime mortgages, the Corporation’s only loan customer in that line of business.

Other Income
The following table presents the components of other income:

	Nine months ended
	September 30		Increase (decrease)
	2007	2006	$	%
		(dollars in thousands)
Investment management and trust services	$29,374	$27,975	$1,399	5.0%
Service charges on deposit accounts	33,145	32,484	661	2.0
Other service charges and fees	23,746	19,923	3,823	19.2
Gains on sales of mortgage loans	12,113	15,439	(3,326)	(21.5)
Other	12,158	8,176	3,982	48.7

Total, excluding investment securities gains	$110,536	$103,997	$6,539	6.3%
Investment securities gains	2,277	5,524	(3,247)	(58.8)

Total	$112,813	$109,521	$3,292	3.0%

The increase in investment management and trust services occurred in both brokerage revenue ($392,000, or 4.0%) and trust revenue ($1.0 million, or 5.5%). The increase in service charges on deposit accounts was due to increases of $1.0 million and $137,000 in cash management fees and overdraft fees, respectively, offset by a $519,000 decrease in other service charges earned on both business and personal deposit accounts.
Other service charges and fees grew $3.8 million, or 19.2%, led by an increase of $2.3 million in foreign currency processing revenue as a result of an acquisition of a foreign currency processing company, an $829,000, or 15.1%, increase in debit card fees and an increase in merchant fees of $399,000, or 7.4%. Decreases in gains on sales of mortgage loans resulted from a decrease in volume ($400.5 million, or 26.7%), offset by an increase on the spread on sales of 5 basis points, or 4.4%. The decrease in volume was due to an increase in longer-term mortgage rates and the exit from the national wholesale residential mortgage business at Resource Mortgage. The increase in other income was primarily due to a $2.1 million gain related to the resolution of litigation and the sale of certain assets between the Corporation’s Resource Bank affiliate and another bank during the third quarter of 2007.
Investment securities gains decreased $3.2 million, or 58.8%. Gains during the first nine months of 2007 and 2006 consisted of net realized gains on the sales of equity securities of $1.7 million and $5.1 million, respectively. Gains on the sales of available for sale debt securities for the first nine months of 2007 and 2006 were $587,000 and $518,000, respectively.

Other Expenses
The following table presents the components of other expenses:

	Nine months ended
	September 30		Increase (decrease)
	2007	2006	$	%
		(dollars in thousands)
Salaries and employee benefits	$164,353	$158,367	$5,986	3.8%
Net occupancy expense	29,963	26,856	3,107	11.6
Operating risk loss	26,462	3,484	22,978	659.5
Equipment expense	10,589	10,791	(202)	(1.9)
Data processing	9,550	9,131	419	4.6
Advertising	7,869	8,214	(345)	(4.2)
Telecommunications	6,189	5,990	199	3.3
Intangible amortization	6,176	5,883	293	5.0
Supplies	4,369	4,668	(299)	(6.4)
Professional fees	4,353	3,746	607	16.2
Postage	4,047	3,902	145	3.7
Other	33,088	30,202	2,886	9.6

Total	$307,008	$271,234	$35,774	13.2%

Salaries and employee benefits increased $6.0 million, or 3.8%, with salaries increasing $3.6 million, or 2.8%, and benefits increasing $2.4 million, or 8.4%.
The increase in salaries was due to lower salary deferrals as residential mortgage origination volumes declined, offset by reductions in management bonus expense. Full-time and part-time salaries increased by only $870,000, or 0.7%, as increases due to the acquisition of Columbia and normal merit increases were offset by Resource Mortgage and other staff reductions. Average full-time equivalent employees decreased from 3,984 in 2006 to 3,896 in 2007.
Employee benefits increased $2.4 million, or 8.4%, primarily due to $1.7 million of severance expense related to staff reductions and a $560,000 increase in healthcare costs, offset by reduced retirement expense as a result of the curtailment of the defined benefit pension plan during the second quarter of 2007.
The increase in operating risk loss was due to $24.9 million of charges recorded during the first nine months of 2007 related to charges incurred due to the actual and potential repurchase of residential mortgage loans and home equity loans that had been originated and sold in the secondary market. See “Resource Mortgage” within the Overview section of Management’s Discussion for further discussion.
The increase in net occupancy expense was due to additional rental expense and depreciation of real property as a result of growth in the branch network in the first nine months of 2007 in comparison to 2006, as well as the impact of the Columbia acquisition. During 2006 and 2007, the Corporation added 14 full service branches to its network.
The increase in other expenses was due primarily to an $806,000 increase in the provision for customer reward points earned on credit cards, a $570,000 increase in costs associated with the closure of national wholesale residential mortgage offices at Resource Mortgage, a $553,000 increase in costs associated with the disposition and maintenance of foreclosed real estate and a $476,000 unfavorable net impact of fair value gains and losses on derivative financial instruments. These increases were offset slightly by the impact of one-time charges recorded during the nine months ended September 30, 2007 and 2006.

Income Taxes
Income tax expense for the first nine months of 2007 was $48.1 million, a $12.7 million, or 20.8%, decrease from $60.8 million in 2006. The decrease was consistent with the 18.6% decrease in income before income taxes. The Corporation’s effective tax rate was approximately 29.6% and 30.4% for the first nine months of 2007 and 2006, respectively. The effective rate is lower than the Federal statutory rate of 35% due mainly to investments in tax-free municipal securities and Federal tax credits from investments in low and moderate-income housing partnerships.

FINANCIAL CONDITION
Total assets of the Corporation increased $519.2 million, or 3.5%, to $15.4 billion at September 30, 2007, compared to $14.9 billion at December 31, 2006.
The Corporation experienced a $614.0 million, or 5.9%, increase in loans, including moderate increases in commercial loans and commercial mortgage loans, offset by a slight decrease in consumer and construction loans. Commercial loans and commercial mortgage loans increased $557.7 million, or 9.0%, while consumer loans and construction loans decreased $23.0 million, or 4.4%, and $39.6 million, or 2.8%, respectively.
Investment securities increased $70.0 million, or 2.4%, due to purchases exceeding normal pay downs and maturities. Reinvestments in the portfolio were funded by both the sale and maturity of investments and a combination of short and long-term borrowings.
Loans held for sale decreased $122.6 million, or 51.3%, due to a decrease in volumes of residential mortgage loans originated for sale during 2007 in comparison to 2006. The decrease in volumes was due to an increase in longer-term mortgage rates and partially due to the exit from the national wholesale residential mortgage business at Resource Mortgage.
Deposits increased $58.7 million, or 0.6%, with increases in time deposits of $230.3 million, or 5.2%, and interest-bearing demand deposits of $54.7 million, or 3.3%, offset by decreases in noninterest-bearing demand deposits of $134.5 million, or 7.4%, and interest-bearing savings accounts of $91.8 million, or 4.0%. The increase in time deposits resulted from the price sensitivity of customers who have taken advantage of favorable interest rates offered on time deposits.
Short-term borrowings increased $92.2 million, or 5.5%. The increase was mainly due to an increase in customer cash management accounts. Long-term debt increased $328.8 million, or 25.2%, due to the Corporation’s issuance of $100.0 million of ten-year subordinated notes in May 2007, and an increase in FHLB advances.
Capital Resources
Total shareholders’ equity increased $37.8 million, or 2.5%, during the first nine months of 2007. Equity increased due to net income of $114.5 million, a $9.1 million reversal of other comprehensive loss due to the curtailment of the defined benefit pension plan, and $6.7 million of stock issuances. These increases were offset by $77.5 million in cash dividends paid to shareholders and $18.2 million in treasury stock purchases.
The Corporation periodically repurchases shares of its common stock under repurchase plans approved by the Board of Directors. These repurchases have historically been through open market transactions and have complied with all regulatory restrictions on the timing and amount of repurchases.
In 2006, the Corporation’s Board of Directors approved a stock repurchase plan for 2.1 million shares through June 30, 2007. During the first nine months of 2007, the Corporation repurchased 1.0 million shares, representing the remaining shares available under this plan. In April 2007, the Corporation’s Board of Directors approved a stock repurchase plan for 1.0 million shares through December 31, 2007. During the first nine months of 2007, the Corporation repurchased 135,000 shares under the plan.
The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of September 30, 2007, the Corporation and each of its bank subsidiaries met the minimum requirements. In addition, the Corporation and each of its bank subsidiaries’ capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations. The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

			Regulatory Minimum
	September 30	December 31	Capital	Well
	2007	2006	Adequacy	Capitalized
Total Capital (to Risk Weighted Assets)	12.3%	11.7%	8.0%	10.0%
Tier I Capital (to Risk Weighted Assets)	9.6%	9.9%	4.0%	6.0%
Tier I Capital (to Average Assets)	7.6%	7.7%	3.0%	5.0%
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
The Corporation’s sources and uses of cash were discussed in general terms in the net interest income section of Management’s Discussion. The Consolidated Statements of Cash Flows provide additional information. The Corporation generated $242.8 million in cash from operating activities during the first nine months of 2007, mainly due to net income and proceeds from the sales of loans held for sale. Investing activities resulted in net cash outflow of $651.7 million, due to purchases of available for sale securities and net increases in loans exceeding the proceeds from the sales and maturities of available for sale securities. Cash flows provided by financing activities were $391.2 million, due to a net increase in deposits and borrowings.
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
In May 2007, the Corporation issued $100.0 million of subordinated ten-year notes, which mature on May 1, 2017, at an effective rate of approximately 5.95%. Interest is paid semi-annually in May and November of each year. The Corporation had also issued $150.0 million of trust preferred securities and $100.0 million of subordinated debt in 2006 and 2005, respectively, to meet liquidity needs, mainly acquisition and stock repurchases.
In November 2007, the Corporation entered into a revolving line of credit agreement with an unaffiliated bank. Under the terms of the agreement, the Corporation can borrow up to $100.0 million with interest calculated at the one-month London Interbank Offering Rate (LIBOR) plus 0.25%. This agreement replaces a $50.0 million revolving line of credit agreement which expired in September 2007.
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
Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s equity investments consist primarily of common stocks of publicly traded financial institutions (cost basis of approximately $92.0 million and fair value of $79.1 million at September 30, 2007). The Corporation’s financial institutions stock portfolio had gross unrealized gains of approximately $515,000, and gross unrealized losses of $13.5 million, at September 30, 2007.
Although the carrying value of financial institutions stock accounted for only 0.5% of the Corporation’s total assets at September 30, 2007, any unrealized gains that might be generated by the portfolio represent a potential source of revenue. The Corporation has a history of periodically realizing gains from this portfolio and, if values were to remain at their current levels or decline more significantly, this revenue source could be significantly reduced, as was the case during the third quarter of 2007.
Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the companies. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation’s equity securities are classified as trading. Future cash flows from these investments are not provided in the table on page 37 as such investments do not have maturity dates.
The Corporation has evaluated, based on existing accounting guidance, whether any unrealized losses on individual equity investments constituted “other-than-temporary” impairment, which would require a write-down through a charge to earnings. Based on the results of such evaluations, the Corporation recorded write-downs of $117,000 for specific equity securities that were deemed to exhibit other-than-temporary impairment in value during the first nine months of 2007, all of which were recorded during the second quarter of 2007. Additional impairment charges may be necessary depending upon the performance of the equity markets in general and the performance of the individual investments held by the Corporation.
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

	Expected Maturity Period							Estimated
	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond	Total	Fair Value
Fixed rate loans (1)	$1,065,819	$689,573	$504,314	$359,412	$258,379	$559,780	$3,437,277	$3,401,525
Average rate	6.81%	6.63%	6.74%	6.81%	6.73%	6.42%	6.69%
Floating rate loans (1) (7)	3,359,698	893,664	667,760	548,997	452,607	1,620,540	7,543,266	7,515,543
Average rate	7.94%	7.60%	7.61%	7.63%	7.13%	6.80%	7.55%

Fixed rate investments (2)	653,116	388,225	592,460	216,796	221,289	576,161	2,648,047	2,622,834
Average rate	4.30%	4.15%	3.89%	4.43%	4.61%	5.34%	4.45%
Floating rate investments (2)	80	1,283	—	500	—	150,886	152,749	151,344
Average rate	5.26%	4.79%	—	6.25%	—	6.01%	6.00%

Other interest-earning assets	136,124	—	—	—	—	—	136,124	136,124
Average rate	6.19%	—	—	—	—	—	6.19%

Total	$5,214,837	$1,972,745	$1,764,534	$1,125,705	$932,275	$2,907,367	$13,917,463	$13,827,370
Average rate	7.21%	6.58%	6.11%	6.75%	6.42%	6.40%	6.72%

Fixed rate deposits (3)	$3,807,373	$349,860	$154,919	$85,684	$60,475	$163,645	$4,621,956	$4,614,577
Average rate	4.70%	4.33%	4.43%	4.72%	4.48%	4.65%	4.66%
Floating rate deposits (4)	1,961,611	241,655	241,655	227,469	220,000	2,776,912	5,669,302	5,669,302
Average rate	2.84%	1.07%	1.07%	0.94%	0.87%	0.70%	1.49%

Fixed rate borrowings (5)	236,100	106,100	354,124	60,128	45,091	476,932	1,278,475	1,292,478
Average rate	5.42%	4.86%	5.32%	5.13%	4.96%	5.48%	5.34%
Floating rate borrowings (6)	1,769,641	130,000	—	—	—	227,487	2,127,128	2,127,128
Average rate	4.58%	4.36%	—	—	—	4.50%	4.56%

Total	$7,774,725	$827,615	$750,698	$373,281	$325,566	$3,644,976	$13,696,861	$13,703,485
Average rate	4.23%	3.45%	3.77%	2.49%	2.11%	1.74%	3.39%

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments.

(2)	Amounts are based on contractual maturities; adjusted for expected prepayments on mortgage-backed securities, collateralized mortgage obligations and expected calls on agency and municipal securities.

(3)	Amounts are based on contractual maturities of time deposits.

(4)	Estimated based on history of deposit flows.

(5)	Amounts are based on contractual maturities of debt instruments, adjusted for possible calls.

(6)	Amounts include Federal Funds purchased, short-term promissory notes, floating FHLB advances and securities sold under agreements to repurchase, which mature in less than 90 days, in addition to junior subordinated deferrable interest debentures.

(7)	Line of credit amounts are based on historical cash flow assumptions, with an average life of approximately 5 years.
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
Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into repricing periods. The sum of assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits having no contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans, mortgage-backed securities and collateralized mortgage obligations includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative six-month gap to plus or minus 15% of total rate sensitive earning assets. The cumulative six-month gap as of September 30, 2007 was a negative 4.4% and the cumulative six-month ratio of rate sensitive assets to rate sensitive liabilities (RSA/RSL) was 0.90.
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

Annual change
in net interest
Rate Shock	income	% Change
+300 bp	+ $6.0 million	+ 1.2%
+200 bp	+ $4.7 million	+ 0.9%
+100 bp	+ $2.9 million	+ 0.6%
-100 bp	- $4.3 million	- 0.8%
-200 bp	- $12.6 million	- 2.4%
-300 bp	- $22.6 million	- 4.4%
Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term re-pricing risks and options in the Corporation’s balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point shock movement in interest rates. As of September 30, 2007, the Corporation was within policy limits for every basis point shock movement in interest rates.

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
The second and third scenarios could also result in potential repurchase liability to the Corporation on residential mortgage loans originated and sold into the secondary market. The Corporation’s Resource Bank affiliate originates a variety of residential products through its Resource Mortgage Division to meet customer demand. These products include conventional residential mortgages that meet published guidelines of Fannie Mae and Freddie Mac for sale into the secondary market, which are generally considered prime loans, and loans that deviate from those guidelines. This latter category of loans includes loans with higher loan to value ratios, loans with no or limited verification of a borrower’s income or net worth stated on the loan application, and loans to borrowers with lower credit ratings, referred to as FICO scores. The general market for these alternative loan products across the country has declined as a result of moderating real estate prices, increased payment defaults by borrowers and increased loan foreclosures. In particular, Resource Bank has experienced an increase in requests from investors for Resource Bank to repurchase loans sold to those investors due to claimed loan payment defaults in one particular loan product and instances of misrepresentations of borrower information. These repurchase requests resulted in the Corporation recording charges of $24.9 million during the first nine months of 2007. This charge reflects losses incurred due to actual and potential repurchase of residential mortgage loans and home equity loans originated and sold in the secondary market. The Corporation cannot be assured that additional repurchase requests with respect to loans originated and sold by Resource Bank will not continue, which may result in additional related charges, adversely affecting the Corporation’s net income. The Corporation has exited the national wholesale residential mortgage business at Resource Bank, which is where most of these alternative loan products were originated. In addition, the management team from Fulton Mortgage Company has assumed oversight responsibility for Resource Mortgage. Policies and procedures, risk management analyses, and all secondary market and underwriting functions have been centralized, with all operations reporting through Fulton Mortgage Company. Other changes have occurred in underwriting criteria, such as requiring all loans in excess of 80% loan-to-value to be pre-approved by secondary investors using their own underwriting criteria. This pre-approval eliminates the early payment default exposure for these loans. Also, changes in secondary market demand, including the elimination of previously purchased mortgage products, are continuously monitored.
In addition, the amount of the Corporation’s provision for loan losses and the percentage of loans it is required to charge-off may be impacted by the overall risk composition of the loan portfolio. In recent years, the amount of the Corporation’s commercial loans (including agricultural loans) and commercial mortgages has increased, comprising a greater percentage of its overall loan portfolio. These loans are inherently more risky than certain other types of loans, such as residential mortgage loans. While the Corporation believes that its allowance for loan losses as of September 30, 2007 is sufficient to cover losses inherent in the loan portfolio on that date, the Corporation may be required to increase its loan loss provision or charge-off a higher percentage of loans due to changes in the risk characteristics of the loan portfolio, thereby reducing its net income. To the extent any of the Corporation’s subsidiary banks rely more heavily on loans secured by real estate, a decrease in real estate values could cause higher loan losses and require higher loan loss provisions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total number of	Maximum
			shares purchased	number of shares
	Total		as part of a	that may yet be
	number of	Average price	publicly	purchased under
	shares	paid per	announced plan	the plan or
Period	purchased	share	or program	program
(07/01/07 — 07/31/07)	60,000	$13.44	60,000	940,000
(08/01/07 — 08/31/07)	65,000	$13.84	65,000	875,000
(09/01/07 — 09/30/07)	10,000	$14.37	10,000	865,000
In April 2007, a stock repurchase plan was approved by the Board of Directors to repurchase up to 1.0 million shares through December 31, 2007. As of September 30, 2007, 135,000 shares were repurchased under this plan. No stock repurchases were made outside the plan and all were made under the guidelines of Rule 10b-18 and in compliance with Regulation M.
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

FULTON FINANCIAL CORPORATION

Date: November 9, 2007	/s/ R. Scott Smith, Jr.

R. Scott Smith, Jr.
Chairman, Chief Executive Officer and President

Date: November 9, 2007	/s/ Charles J. Nugent

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