Form 10-K
period 2007-12-31
FULTON FINANCIAL CORP
filed 2008-02-29
CIK 700564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007, or

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based on the average bid and asked prices on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.4 billion. The number of shares of the registrant’s Common Stock outstanding on January 31, 2007 was 173,637,000.
Portions of the Definitive Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on April 25, 2008 are incorporated by reference in Part III.

PART I
Item 1. Business
General
Fulton Financial Corporation (the Corporation) was incorporated under the laws of Pennsylvania on February 8, 1982 and became a bank holding company through the acquisition of all of the outstanding stock of Fulton Bank on June 30, 1982. In 2000, the Corporation became a financial holding company as defined in the Gramm-Leach-Bliley Act (GLB Act), which allowed the Corporation to expand its financial services activities under its holding company structure (See “Competition” and “Regulation and Supervision”). The Corporation directly owns 100% of the common stock of eleven community banks, two financial services companies and twelve non-bank entities. As of December 31, 2007, the Corporation had approximately 3,680 full-time equivalent employees.
The common stock of Fulton Financial Corporation is listed for quotation on the Global Select Market of The NASDAQ Stock Market under the symbol FULT. The Corporation’s internet address is www.fult.com. Electronic copies of the Corporation’s 2007 Annual Report on Form 10-K are available free of charge by visiting the “Investor Information” section of www.fult.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this internet address. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC).
Bank and Financial Services Subsidiaries
The Corporation’s eleven subsidiary banks are located primarily in suburban or semi-rural geographical markets throughout a five state region (Pennsylvania, Delaware, Maryland, New Jersey and Virginia). Pursuant to its “super-community” banking strategy, the Corporation operates the banks autonomously to maximize the advantage of community banking and service to its customers. Where appropriate, operations are centralized through common platforms and back-office functions; however, decision-making generally remains with the local bank management. The Corporation is committed to a decentralized operating philosophy; however, in some markets, merging one subsidiary bank into another subsidiary bank creates operating and marketing efficiencies by leveraging existing brand awareness over a larger geographic area. In February 2007, the former First Washington State Bank subsidiary consolidated with The Bank. In May 2007, the former Somerset Valley Bank subsidiary consolidated with Skylands Community Bank. In July 2007, the former Lebanon Valley Farmers Bank subsidiary consolidated with Fulton Bank. In addition, during 2007 the Corporation announced the consolidation of Resource Bank with Fulton Bank, which is expected to occur in the first quarter of 2008.
The subsidiary banks are located in areas that are home to a wide range of manufacturing, distribution, health care and other service companies. The Corporation and its banks are not dependent upon one or a few customers or any one industry, and the loss of any single customer or a few customers would not have a material adverse impact on any of the subsidiary banks.
Each of the subsidiary banks offers a full range of consumer and commercial banking services in its local market area. Personal banking services include various checking and savings products, certificates of deposit and individual retirement accounts. The subsidiary banks offer a variety of consumer lending products to creditworthy customers in their market areas. Secured loan products include home equity loans and lines of credit, which are underwritten based on loan-to-value limits specified in the lending policy. Subsidiary banks also offer a variety of fixed and variable-rate products, including construction loans and jumbo loans. Residential mortgages are offered through Fulton Mortgage Company, which operates as a division of each subsidiary bank (except for Resource Bank, whose Resource Mortgage division reports directly to Fulton Mortgage Company, and The Columbia Bank, which maintains its own mortgage lending operation). Consumer loan products also include automobile loans, automobile and equipment leases, credit cards, personal lines of credit and checking account overdraft protection.
Commercial banking services are provided to small and medium sized businesses (generally with sales of less than $100 million) in the subsidiary banks’ market areas. The maximum total lending commitment to an individual borrower was $33 million at December 31, 2007, which is below the Corporation’s regulatory lending limit. Commercial lending options include commercial, financial, agricultural and real estate loans. Both floating and fixed rate loans are provided, with floating rate loans generally tied to an index such as the Prime Rate or the London Interbank Offering Rate. The Corporation’s commercial lending policy encourages relationship banking and provides strict guidelines related to customer creditworthiness and collateral requirements. In addition, construction lending, equipment leasing, credit cards, letters of credit, cash management services and traditional deposit products are offered to commercial customers.
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
The following table provides certain information for the Corporation’s banking and financial services subsidiaries as of December 31, 2007.

	Main Office	Total	Total
Subsidiary	Location	Assets	Deposits	Branches (1)
		(in millions)
Fulton Bank	Lancaster, PA	$6,274	$3,934	94
Delaware National Bank	Georgetown, DE	458	253	12
FNB Bank, N.A.	Danville, PA	374	248	10
Fulton Financial Advisors, N.A. and Fulton Insurance Services Group, Inc (2)	Lancaster, PA	—	—	—
Hagerstown Trust Company	Hagerstown, MD	505	406	12
Lafayette Ambassador Bank	Easton, PA	1,389	927	25
Resource Bank	Virginia Beach, VA	1,480	765	7
Skylands Community Bank	Hackettstown, NJ	1,246	866	27
Swineford National Bank	Hummels Wharf, PA	314	208	7
The Bank	Woodbury, NJ	1,971	1,447	50
The Columbia Bank	Columbia, MD	1,783	1,068	26
The Peoples Bank of Elkton	Elkton, MD	124	94	2

				272

(1)	Remote service facilities (mainly stand-alone automated teller machines) are excluded. See additional information in “Item 2. Properties”.

(2)	Dearden, Maguire, Weaver and Barrett LLC, an investment management and advisory company, is a wholly owned subsidiary of Fulton Financial Advisors, N.A.
Non-Bank Subsidiaries
The Corporation owns 100% of the common stock of six non-bank subsidiaries which are consolidated for financial reporting purposes: (i) Fulton Reinsurance Company, LTD, which engages in the business of reinsuring credit life and accident and health insurance directly related to extensions of credit by the banking subsidiaries of the Corporation; (ii) Fulton Financial Realty Company, which holds title to or leases certain properties upon which Corporation branch offices and other facilities are located; (iii) Central Pennsylvania Financial Corp., which owns certain limited partnership interests in partnerships invested in low and moderate income housing projects; (iv) FFC Management, Inc., which owns certain investment securities and other passive investments; (v) Virginia Financial Services, LLC, which engages in business consulting activities; and (vi) FFC Penn Square, Inc. which owns $44.0 million of trust preferred securities issued by a subsidiary of the Corporation’s largest bank subsidiary.

The Corporation owns 100% of the common stock of six non-bank subsidiaries which are not consolidated for financial reporting purposes. The following table provides information for these non-bank subsidiaries, whose sole assets consist of junior subordinated deferrable interest debentures issued by the Corporation, as of December 31, 2007:

Subsidiary	State of Incorporation	Total Assets (in thousands)
Fulton Capital Trust I	Pennsylvania	$154,640
SVB Bald Eagle Statutory Trust I	Connecticut	4,124
Columbia Bancorp Statutory Trust	Delaware	6,186
Columbia Bancorp Statutory Trust II	Delaware	4,124
Columbia Bancorp Statutory Trust III	Delaware	6,186
PBI Capital Trust	Delaware	10,310
Competition
The banking and financial services industries are highly competitive. Within its geographical region, the Corporation’s subsidiaries face direct competition from other commercial banks, varying in size from local community banks to larger regional and national banks, credit unions and non-bank entities. With the growth in electronic commerce and distribution channels, the banks also face competition from banks that do not have a physical presence in the Corporation’s geographical markets.
The competition in the industry is also highly competitive due to the GLB Act. Under the GLB Act, banks, insurance companies or securities firms may affiliate under a financial holding company structure, allowing expansion into non-banking financial services activities that were previously restricted. These include a full range of banking, securities and insurance activities, including securities and insurance underwriting, issuing and selling annuities and merchant banking activities. While the Corporation does not currently engage in all of these activities, the ability to do so without separate approval from the Federal Reserve Board (FRB) enhances the ability of the Corporation — and financial holding companies in general — to compete more effectively in all areas of financial services.
As a result of the GLB Act, there is a great deal of competition for customers that were traditionally served by the banking industry. While the GLB Act increased competition, it also provided opportunities for the Corporation to expand its financial services offerings, such as insurance products, through Fulton Insurance Services Group, Inc. The Corporation also competes through the variety of products that it offers and the quality of service that it provides to its customers. However, there is no guarantee that these efforts will insulate the Corporation from competitive pressure, which could impact its pricing decisions for loans, deposits and other services and could ultimately impact financial results.
Market Share
Although there are many ways to assess the size and strength of banks, deposit market share continues to be an important industry statistic. This publicly available information is compiled, as of June 30th of each year, by the Federal Deposit Insurance Corporation (FDIC). The Corporation’s banks maintain branch offices in 49 counties across five states. In ten of these counties, the Corporation ranked in the top three in deposit market share (based on deposits as of June 30, 2007). The following table summarizes information about the counties in which the Corporation has branch offices and its market position in each county.

				No. of Financial
				Institutions		Deposit Market Share
		Population	Banking	Banks/	Credit	(6/30/07)
County	State	(2007 Est.)	Subsidiary	Thrifts	Unions	Rank	%
Lancaster	PA	496,000	Fulton Bank	20	13	1	20.2%
Berks	PA	403,000	Fulton Bank	22	12	8	3.5%
Bucks	PA	628,000	Fulton Bank	34	14	14	2.1%
Centre	PA	142,000	Fulton Bank	15	4	19	0.1%
Chester	PA	485,000	Fulton Bank	43	5	16	1.4%
Columbia	PA	65,000	FNB Bank, N.A.	7	—	6	4.7%
Cumberland	PA	226,000	Fulton Bank	22	7	14	1.5%
Dauphin	PA	255,000	Fulton Bank	18	8	8	4.2%
Delaware	PA	557,000	Fulton Bank	43	17	42	0.2%
Lebanon	PA	127,000	Fulton Bank	10	2	1	28.4%
Lehigh	PA	337,000	Lafayette Ambassador Bank	21	13	8	3.8%
Lycoming	PA	118,000	FNB Bank, N.A.	12	10	16	0.7%
Montgomery	PA	781,000	Fulton Bank	47	24	36	0.2%
Montour	PA	18,000	FNB Bank, N.A.	4	3	1	26.9%
Northampton	PA	294,000	Lafayette Ambassador Bank	19	13	3	14.4%
Northumberland	PA	92,000	Swineford National Bank	18	3	14	1.8%
			FNB Bank, N.A.			9	4.8%
Schuylkill	PA	147,000	Fulton Bank	19	5	8	3.7%
Snyder	PA	38,000	Swineford National Bank	9	—	1	29.3%
Union	PA	44,000	Swineford National Bank	8	1	6	5.6%
York	PA	418,000	Fulton Bank	18	18	4	9.4%
New Castle	DE	530,000	Delaware National Bank	33	24	25	0.1%
Sussex	DE	183,000	Delaware National Bank	17	4	7	0.8%
Baltimore	MD	795,000	The Columbia Bank	44	18	23	1.0%
Baltimore City	MD	632,000	The Columbia Bank	41	17	22	0.4%
Cecil	MD	101,000	Peoples Bank of Elkton	8	3	5	9.2%
Frederick	MD	227,000	The Columbia Bank	16	2	15	0.6%
Howard	MD	274,000	The Columbia Bank	22	3	2	13.6%
Montgomery	MD	939,000	The Columbia Bank	38	21	33	0.3%
Prince Georges	MD	856,000	The Columbia Bank	22	21	14	1.5%
Washington	MD	145,000	Hagerstown Trust Company	12	3	2	20.5%
Atlantic	NJ	276,000	The Bank	17	6	16	0.8%
Camden	NJ	522,000	The Bank	24	9	15	1.2%
Gloucester	NJ	283,000	The Bank	23	4	2	12.7%
Hunterdon	NJ	132,000	Skylands Community Bank	17	3	14	1.5%
Mercer	NJ	370,000	The Bank	27	19	15	1.6%
Middlesex	NJ	799,000	Skylands Community Bank	47	26	47	0.1%
Monmouth	NJ	640,000	The Bank	28	9	24	0.8%
Morris	NJ	496,000	Skylands Community Bank	35	10	15	1.4%

				No. of Financial
				Institutions		Deposit Market Share
		Population	Banking	Banks/	Credit	(6/30/07)
County	State	(2007 Est.)	Subsidiary	Thrifts	Unions	Rank	%
Ocean	NJ	569,000	The Bank	25	6	16	0.9%
Salem	NJ	67,000	The Bank	8	4	1	31.7%
Somerset	NJ	326,000	Skylands Community Bank	29	8	9	3.4%
Sussex	NJ	155,000	Skylands Community Bank	14	1	12	0.8%
Warren	NJ	112,000	Skylands Community Bank	13	3	2	11.3%
Chesapeake	VA	221,000	Resource Bank	14	6	14	1.4%
Fairfax	VA	1,026,000	Resource Bank	39	15	23	0.3%
Henrico	VA	288,000	Resource Bank	23	10	24	0.2%
Newport News	VA	181,000	Resource Bank	12	7	10	0.9%
Richmond City	VA	193,000	Resource Bank	16	15	12	0.4%
Virginia Beach	VA	440,000	Resource Bank	16	8	6	6.6%
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
Regulators — The Corporation is a registered financial holding company, and its subsidiary banks are depository institutions whose deposits are insured by the FDIC. The Corporation and its subsidiaries are subject to various regulations and examinations by regulatory authorities. The following table summarizes the charter types and primary regulators for each of the Corporation’s subsidiary banks.

Subsidiary	Charter	Primary Regulator(s)
Fulton Bank	PA	PA/FDIC
Delaware National Bank	National	OCC (1)
FNB Bank, N.A.	National	OCC
Fulton Financial Advisors, N.A.	National (2)	OCC
Fulton Financial (Parent Company)	N/A	FRB
Hagerstown Trust Company	MD	MD/FDIC
Lafayette Ambassador Bank	PA	PA/FRB
Resource Bank	VA	VA/FRB
Skylands Community Bank	NJ	NJ/FDIC
Swineford National Bank	National	OCC
The Bank	NJ	NJ/FDIC
The Columbia Bank	MD	MD/FDIC
The Peoples Bank of Elkton	MD	MD/FDIC

(1)	Office of the Comptroller of the Currency.

(2)	Fulton Financial Advisors, N.A. is chartered as an uninsured national trust bank.

Federal statutes that apply to the Corporation and its subsidiaries include the GLB Act, the Bank Holding Company Act (BHCA), the Federal Reserve Act and the Federal Deposit Insurance Act, among others. In general, these statutes and related interpretations establish: the eligible business activities of the Corporation; certain acquisition and merger restrictions; limitations on intercompany transactions such as loans and dividends; and capital adequacy requirements, among other statutes and regulations.
The Corporation is subject to regulation and examination by the FRB, and is required to file periodic reports and to provide additional information that the FRB may require. In addition, the FRB must approve certain proposed changes in organizational structure or other business activities before they occur. The BHCA imposes certain restrictions upon the Corporation regarding the acquisition of substantially all of the assets of or direct or indirect ownership or control of, any bank of which it is not already the majority owner.
Capital Requirements — There are a number of restrictions on financial and bank holding companies and FDIC-insured depository subsidiaries that are designed to minimize potential loss to depositors and the FDIC insurance funds. If an FDIC-insured depository subsidiary is “undercapitalized”, the bank holding company is required to ensure (subject to certain limits) the subsidiary’s compliance with the terms of any capital restoration plan filed with its appropriate banking agency. Also, a bank holding company is required to serve as a source of financial strength to its depository institution subsidiaries and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the BHCA, the FRB has the authority to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of a depository institution subsidiary of the bank holding company.
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
Dividends and Loans from Subsidiary Banks — There are also various restrictions on the extent to which the Corporation and its non-bank subsidiaries can receive loans from its banking subsidiaries. In general, these restrictions require that such loans be secured by designated amounts of specified collateral and are limited, as to any one of the Corporation or its non-bank subsidiaries, to 10% of the lending bank’s regulatory capital (20% in the aggregate to all such entities).
The Corporation is also limited in the amount of dividends that it may receive from its subsidiary banks. Dividend limitations vary, depending on the subsidiary bank’s charter and whether or not it is a member of the Federal Reserve System. Generally, subsidiaries are prohibited from paying dividends when doing so would cause them to fall below the regulatory minimum capital levels. Additionally, limits exist on paying dividends in excess of net income for specified periods. See “Note J — Regulatory Matters” in the Notes to Consolidated Financial Statements for additional information regarding regulatory capital and dividend and loan limitations.
Federal Deposit Insurance — Substantially all of the deposits of the Corporation’s subsidiary banks are insured up to the applicable limits by the Bank Insurance Fund (BIF) of the FDIC, generally up to $100,000 per insured depositor and up to $250,000 for retirement accounts. The subsidiary banks pay deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund member institutions. The FDIC has established a risk-based assessment system under which institutions are classified and pay premiums according to their perceived risk to the federal deposit insurance funds. The FDIC is not required to charge deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels. Since 1997, the Corporation’s subsidiary banks (based on the FDIC’s classification system), had not paid any premiums as the BIF was sufficiently funded. However, in 2006, legislation was passed reforming the bank deposit insurance system. The reform act allowed the FDIC to raise the minimum reserve ratio and allowed eligible insured institutions an initial one-time credit to be used against premiums due. During 2007, the Corporation’s subsidiary banks were assessed insurance premiums, the majority of which were offset by each affiliate’s one-time credit. It is likely that premiums will continue to be assessed in the near term and that the Corporation’s expense will increase as deposits grow and one-time credits expire.
USA Patriot Act — Anti-terrorism legislation enacted under the USA Patriot Act of 2001 (Patriot Act) expanded the scope of anti-money laundering laws and regulations and imposed significant new compliance obligations for financial institutions, including the

Corporation’s subsidiary banks. These regulations include obligations to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.
Failure to comply with the Patriot Act’s requirements could have serious legal, financial and reputational consequences for the institution. The Corporation has adopted appropriate policies, procedures and controls to address compliance with the Patriot Act and will continue to revise and update its policies, procedures and controls to reflect changes required, as necessary.
Sarbanes-Oxley Act of 2002 - The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley), which was signed into law in July 2002, impacts all companies with securities registered under the Securities Exchange Act of 1934, including the Corporation. Sarbanes-Oxley created new requirements in the areas of corporate governance and financial disclosure including, among other things, (i) increased responsibility for Chief Executive Officers and Chief Financial Officers with respect to the content of filings with the SEC; (ii) enhanced requirements for audit committees, including independence and disclosure of expertise; (iii) enhanced requirements for auditor independence and the types of non-audit services that auditors can provide; (iv) accelerated filing requirements for SEC reports; (v) disclosure of a code of ethics (vi) increased disclosure and reporting obligations for companies, their directors and their executive officers; and (vii) new and increased civil and criminal penalties for violations of securities laws. Many of the provisions became effective immediately, while others became effective as a result of rulemaking procedures delegated by Sarbanes-Oxley to the SEC.
Section 404 of Sarbanes Oxley requires management to issue a report on the effectiveness of its internal controls over financial reporting. In addition, the Corporation’s independent registered public accountants are required to issue an opinion on the effectiveness of the Corporation’s internal control over financial reporting. These reports can be found in Item 8, “Financial Statements and Supplementary Data”. Certifications of the Chief Executive Officer and the Chief Financial Officer as required by Sarbanes-Oxley and the resulting SEC rules can be found in the “Signatures” and “Exhibits” sections.
Item 1A. Risk Factors
An investment in the Corporation’s common stock involves certain risks, including, among others, the risks described below. In addition to the other information contained in this report, you should carefully consider the following risk factors.
Changes in interest rates may have an adverse effect on the Corporation’s net income.
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
Net interest income is the most significant component of the Corporation’s net income, accounting for approximately 77% of total revenues in 2007. The narrowing of interest rate spreads, the difference between interest rates earned on loans and investments and interest rates paid on deposits and borrowings, could adversely affect the Corporation’s net income and financial condition. Based on the current interest rate environment and the price sensitivity of customers, loan demand could continue to outpace the growth of core demand and savings accounts, resulting in compression of net interest margin. Furthermore, the U. S. Treasury yield curve, which is a plot of the yields on treasury securities over various maturity terms, was relatively flat, with minimal differences between long and short-term rates during the majority of 2007, resulting in a negative impact to the Corporation’s net interest income and net interest margin. Finally, regional and local economic conditions as well as fiscal and monetary policies of the federal government, including those of the FRB, may affect prevailing interest rates. The Corporation cannot predict or control changes in interest rates.
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
The second and third scenarios could also result in potential repurchase liability to the Corporation on residential mortgage loans originated and sold into the secondary market. The Corporation’s Resource Bank subsidiary originates a variety of residential products through its Resource Mortgage Division to meet customer demand. These products include conventional residential mortgages that meet published guidelines of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation for sale into the secondary market, which are generally considered prime loans, and loans that deviate from those guidelines. This latter category of loans includes loans with higher loan-to-value ratios, loans with no or limited verification of a borrower’s income or net worth stated on the loan application, and loans to borrowers with lower credit ratings, referred to as FICO scores. The general market for these alternative loan products across the country has declined as a result of moderating real estate prices, increased payment defaults by borrowers and increased loan foreclosures. In particular, Resource Bank has experienced an increase in requests from investors for Resource Bank to repurchase loans sold to those investors due to claimed loan payment defaults and instances of misrepresentations of borrower information. These repurchase requests resulted in the Corporation recording charges of $25.1 million in 2007. These charges reflect losses incurred due to actual and potential repurchases of residential mortgage loans and home equity loans originated and sold in the secondary market. The Corporation cannot be assured that additional repurchase requests with respect to loans originated and sold by Resource Bank will not continue, which may result in additional related charges, adversely affecting the Corporation’s net income. The Corporation has exited the national wholesale residential mortgage business at Resource Bank, which is where most of these alternative loan products were originated. In addition, the management team from Fulton Mortgage Company has assumed oversight responsibility for Resource Mortgage. Policies and procedures, risk management analyses, and all secondary market and underwriting functions have been centralized, with all operations reporting through Fulton Mortgage Company. Other changes have occurred in underwriting criteria, including requiring higher loan-to-value loans with certain risk characteristics to be pre-approved by secondary market investors using their own underwriting criteria. This pre-approval reduces the early payment default exposure for these loans. Also, changes in secondary market guidelines, including the elimination of previously purchased mortgage products, are continuously monitored.
In addition, the amount of the Corporation’s provision for loan losses and the percentage of loans it is required to charge-off may be impacted by the overall risk composition of the loan portfolio. While the Corporation believes that its allowance for loan losses as of December 31, 2007 is sufficient to cover losses inherent in the loan portfolio on that date, the Corporation may be required to increase its loan loss provision or charge-off a higher percentage of loans due to changes in the risk characteristics of the loan portfolio, thereby reducing its net income. A decrease in real estate values could cause higher loan losses and require higher loan loss provisions for loans that are secured by real estate.
Fluctuations in the value of the Corporation’s equity portfolio and/or assets under management by the Corporation’s investment management and trust services could have an impact on the Corporation’s net income.
At December 31, 2007, the Corporation’s equity investments consisted of $109.7 million of FHLB and other government agency stock, $69.4 million of stocks of other financial institutions and $12.6 million of mutual funds and other. The Corporation realized net gains on sales of financial institutions stocks of $1.8 million in 2007, $7.0 million in 2006 and $5.8 million in 2005. The value of the securities in the Corporation’s equity portfolio may be affected by a number of factors, including factors that impact the performance of the U.S. securities market in general and, due to the concentration in stocks of financial institutions in the Corporation’s equity portfolio, specific risks associated with that sector. Recent declines in the values of financial institution stocks held in this portfolio may impact the Corporation’s ability to realize gains in the future. In addition, if the values of the stocks held in this portfolio continue to decline and there is an indication that declines are “other than temporary”, the Corporation may be required to write-down the values of such stocks in the future, depending on the facts and circumstances surrounding the decease in the value of each individual financial institution’s stock.

In addition to the Corporation’s equity portfolio, the Corporation’s investment management and trust services income could be impacted by fluctuations in the securities market. A portion of this revenue is based on the value of the underlying investment portfolios. If the values of those investment portfolios decrease, whether due to factors influencing U.S. securities markets in general, or otherwise, the Corporation’s revenue could be negatively impacted. In addition, the Corporation’s ability to sell its brokerage services is dependent, in part, upon consumers’ level of confidence in the outlook for rising securities prices.
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
If the goodwill that the Corporation has recorded in connection with its acquisitions becomes impaired, it could have a negative impact on the Corporation’s net income.
Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2007, the Corporation had $624.1 million of goodwill on its balance sheet. Companies must evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. Based on tests of goodwill impairment conducted to date, the Corporation has concluded that there has been no impairment, and no write-downs have been recorded. However, there can be no assurance that future evaluations of goodwill will not result in findings of impairment.
The competition the Corporation faces is increasing and may reduce the Corporation’s customer base and negatively impact the Corporation’s net income.
There is significant competition among commercial banks in the market areas served by the Corporation’s subsidiary banks. In addition, as a result of the deregulation of the financial industry, the Corporation’s subsidiary banks also compete with other providers of financial services such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, commercial finance and leasing companies, the mutual funds industry, full service brokerage firms and discount brokerage firms, some of which are subject to less extensive regulations than the Corporation is with respect to the products and services they provide. Some of the Corporation’s competitors, including certain super-regional and national bank holding companies that have made acquisitions in its market area, have greater resources than the Corporation has and, as such, may have higher lending limits and may offer other services not offered by the Corporation.
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
The Corporation is a registered financial holding company, and its subsidiary banks are depository institutions whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC). As a result, the Corporation and its subsidiaries are subject to regulations and examinations by various regulatory authorities. In general, statutes establish: the eligible business activities for the Corporation; certain acquisition and merger restrictions; limitations on intercompany transactions such as loans and dividends; capital adequacy requirements; requirements for anti-money laundering programs and other compliance matters, among other regulations. The Corporation is extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole. Compliance with these statutes and regulations is important to the Corporation’s ability to engage in new activities and to consummate additional acquisitions. In addition, the Corporation is subject to changes in federal and state tax laws as well as changes in banking and credit regulations, accounting principles and governmental economic and monetary policies. The Corporation cannot predict whether any of these changes may adversely and materially affect it. Federal and state banking regulators also possess broad powers to take supervisory actions, as they deem appropriate. These supervisory actions may result in higher capital requirements, higher insurance premiums and limitations on the Corporation’s activities that could have a material adverse effect on its business and profitability. While these statutes and regulations are generally designed to minimize potential loss to depositors and the FDIC insurance funds, they do not eliminate risk, and compliance with such statutes and regulations increases the Corporation’s expense, requires management’s attention and can be a disadvantage from a competitive standpoint with respect to non-regulated competitors.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The following table summarizes the Corporation’s branch properties, by subsidiary bank as of December 31, 2007. Remote service facilities (mainly stand-alone automated teller machines) are excluded.

			Total
Subsidiary Bank	Owned	Leased	Branches
Fulton Bank	33	61	94
Delaware National Bank	9	3	12
FNB Bank, N.A.	8	2	10
Hagerstown Trust Company	6	6	12
Lafayette Ambassador Bank	8	17	25
Resource Bank	2	5	7
Skylands Community Bank	7	20	27
Swineford National Bank	5	2	7
The Bank	31	19	50
The Columbia Bank	5	21	26
The Peoples Bank of Elkton	1	1	2

Total	115	157	272

The following table summarizes the Corporation’s other significant properties (administrative headquarters locations generally include a branch; these are also reflected in the preceding table):

Owned/
Entity	Property	Location	Leased
Fulton Financial Corporation	Operations Center	East Petersburg, PA	Owned
Fulton Bank/Fulton Financial Corporation	Admin. Headquarters	Lancaster, PA	(1)
Fulton Bank	Operations Center	Mantua, NJ	Owned
Fulton Bank, Drovers Division	Admin. Headquarters	York, PA	Leased (2)
Fulton Bank, Great Valley Division	Admin. Headquarters	Reading, PA	Leased (5)
Fulton Bank, Premier Division	Admin. Headquarters	Doylestown, PA	Owned
Fulton Bank, Lebanon Division	Admin. Headquarters	Lebanon, PA	Owned
Delaware National Bank	Admin. Headquarters	Georgetown, DE	Leased (3)
FNB Bank, N.A	Admin. Headquarters	Danville, PA	Owned
Hagerstown Trust Company	Admin. Headquarters	Hagerstown, MD	Owned
Lafayette Ambassador Bank	Admin. Headquarters	Easton, PA	Owned
Lafayette Ambassador Bank	Operations Center	Bethlehem, PA	Owned
Lafayette Ambassador Bank	Corp. Service Center	Bethlehem, PA	Leased (6)
Peoples Bank of Elkton	Admin. Headquarters	Elkton, MD	Owned
Resource Bank	Admin. Headquarters	Herndon, VA	Owned
Skylands Community Bank	Admin. Headquarters	Hackettstown, NJ	Leased (4)
Skylands Community Bank, Somerset Valley Division	Admin. Headquarters	Somerville, PA	Owned
Swineford National Bank	Admin. Headquarters	Hummels Wharf, PA	Owned
The Bank	Admin. Headquarters	Woodbury, NJ	Owned
The Bank, First Washington Division	Admin. Headquarters	Windsor, NJ	Owned
The Columbia Bank	Admin. Headquarters	Columbia, MD	Leased (7)

(1)	Includes approximately 100,000 square feet which is owned by an independent third party who financed the construction through a loan from Fulton Bank. The Corporation is leasing this space from the third party in an arrangement accounted for as a capital lease. The lease term expires in 2027. The Corporation owns the remainder of the Administrative Headquarters location.

(2)	Lease expires in 2013.

(3)	Lease expires in 2011.

(4)	Lease expires in 2009.

(5)	Lease expires in 2016.

(6)	Lease expires in 2017.

(7)	Lease expires in 2013.
Item 3. Legal Proceedings
There are no legal proceedings pending against Fulton Financial Corporation or any of its subsidiaries which are expected to have a material impact upon the financial position and/or the operating results of the Corporation.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders of Fulton Financial Corporation during the fourth quarter of 2007.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
As of December 31, 2007, the Corporation had 173.5 million shares of $2.50 par value common stock outstanding held by approximately 50,000 holders of record. The common stock of the Corporation is traded on The NASDAQ Stock Market under the symbol FULT.
The following table presents the quarterly high and low prices of the Corporation’s common stock and per-share cash dividends declared for each of the quarterly periods in 2007 and 2006. Per-share amounts have been retroactively adjusted to reflect the effect of stock dividends and splits.

	Price Range		Per-Share
	High	Low	Dividend
2007
First Quarter	$16.81	$14.50	$0.1475
Second Quarter	15.32	14.21	0.1500
Third Quarter	16.26	11.25	0.1500
Fourth Quarter	15.02	9.91	0.1500

2006
First Quarter	$17.35	$16.07	$0.1380
Second Quarter	16.47	15.36	0.1475
Third Quarter	16.99	15.55	0.1475
Fourth Quarter	16.88	15.65	0.1475
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about options outstanding under the Corporation’s 1996 Incentive Stock Option Plan and 2004 Stock Option and Compensation Plan as of December 31, 2007:

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	first column)
Equity compensation plans approved by security holders	7,709,790	$ 13.45	14,019,720
Equity compensation plans not approved by security holders	—	—	—

Total	7,709,790	$ 13.45	14,019,720

Performance Graph
The graph below shows cumulative investment returns to shareholders based on the assumptions that (A) an investment of $100.00 was made on December 31, 2002, in each of the following: (i) Fulton Financial Corporation common stock; (ii) the stock of all U. S. companies traded on The NASDAQ Stock Market and (iii) common stock of the performance peer group approved by the Board of Directors on September 21, 2004 consisting of bank and financial holding companies located throughout the United States with assets between $6-20 billion which were not a party to a merger agreement as of the end of the period and (B) all dividends were reinvested in such securities over the past five years. The graph is not indicative of future price performance.
The graph below is furnished under this Part II Item 5 of this Form 10-K and shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

	Period Ending December 31
Index	2002	2003	2004	2005	2006	2007

Fulton Financial Corporation	100.00	134.31	154.74	150.89	155.79	109.28
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
Fulton Financial Peer Group (1)	100.00	129.13	149.78	149.36	163.25	132.14

(1)	A listing of the Fulton Financial Peer Group is located under the heading “Compensation Disscussion and Analysis” within the Corporation’s 2008 Proxy Statement.
Issuer Purchases of Equity Securities
Not Applicable.

Item 6. Selected Financial Data
5-YEAR CONSOLIDATED SUMMARY OF FINANCIAL RESULTS
(dollars in thousands, except per-share data)

	For the Year
	2007	2006	2005	2004	2003
SUMMARY OF INCOME
Interest income	$939,577	$864,507	$625,767	$493,643	$435,531
Interest expense	450,833	378,944	213,219	135,994	131,094

Net interest income	488,744	485,563	412,548	357,649	304,437
Provision for loan losses	15,063	3,498	3,120	4,717	9,705
Other income	148,024	149,875	144,298	138,864	134,370
Other expenses	405,455	365,991	316,291	277,515	233,651

Income before income taxes	216,250	265,949	237,435	214,281	195,451
Income taxes	63,532	80,422	71,361	64,673	59,084

Net income	$152,718	$185,527	$166,074	$149,608	$136,367

PER-SHARE DATA (1)
Net income (basic)	$0.88	$1.07	$1.01	$0.95	$0.93
Net income (diluted)	0.88	1.06	1.00	0.94	0.92
Cash dividends	0.598	0.581	0.540	0.493	0.452

RATIOS
Return on average assets	1.01%	1.30%	1.41%	1.45%	1.55%
Return on average equity	9.98	12.84	13.24	13.98	15.23
Return on average tangible equity (2)	18.16	23.87	20.28	18.58	17.33
Net interest margin	3.66	3.82	3.93	3.83	3.82
Efficiency ratio	61.20	56.00	55.50	55.90	54.00
Average equity to average assets	10.10	10.10	10.60	10.30	10.20
Dividend payout ratio	68.00	54.80	54.00	52.50	49.20

PERIOD-END BALANCES
Total assets	$15,923,098	$14,918,964	$12,401,555	$11,160,148	$9,768,669
Investment securities	3,153,552	2,878,238	2,562,145	2,449,859	2,927,150
Loans, net of unearned income	11,204,424	10,374,323	8,424,728	7,533,915	6,140,200
Deposits	10,105,445	10,232,469	8,804,839	7,895,524	6,751,783
Federal Home Loan Bank advances and long-term debt	1,642,133	1,304,148	860,345	684,236	568,730
Shareholders’ equity	1,574,920	1,516,310	1,282,971	1,244,087	948,317

AVERAGE BALANCES
Total assets	$15,090,458	$14,297,681	$11,781,485	$10,348,268	$8,805,554
Investment securities	2,843,478	2,869,862	2,498,538	2,563,143	2,569,168
Loans, net of unearned income	10,736,566	9,892,082	7,981,604	6,857,386	5,564,806
Deposits	10,222,594	9,955,247	8,364,435	7,285,134	6,505,371
Federal Home Loan Bank advances and long-term debt	1,579,527	1,069,868	839,694	641,154	568,706
Shareholders’ equity	1,530,613	1,444,793	1,254,476	1,069,904	895,616

(1)	Adjusted for stock dividends and stock splits.

(2)	Net income, as adjusted for intangible amortization (net of tax), divided by average shareholders’ equity, net of goodwill and intangible assets.

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
FORWARD-LOOKING STATEMENTS
The Corporation has made, and may continue to make, certain forward-looking statements with respect to acquisition and growth strategies, market risk, the effect of competition and interest rates on net interest margin and net interest income, investment strategy and income growth, investment securities gains, other than temporary impairment of investment securities, deposit and loan growth, asset quality, balances of risk-sensitive assets to risk-sensitive liabilities, salaries and employee benefits and other expenses, amortization of intangible assets, goodwill impairment, capital and liquidity strategies and other financial and business matters for future periods. The Corporation cautions that these forward-looking statements are subject to various assumptions, risks and uncertainties. Because of the possibility that the underlying assumptions may change, actual results could differ materially from these forward-looking statements. The Corporation undertakes no obligation to update or revise any forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements.
OVERVIEW
Banking Industry Challenges
There were a number of issues that the industry faced during 2007 and will continue to face in the coming months and years. While these do not apply to all financial institutions, including the Corporation, a general understanding of the operating environment for banks is helpful in understanding the Corporation’s financial performance in 2007.
•	Residential Lending – Instability in the housing markets, in conjunction with increasing defaults on mortgage loans and decreasing values of residential real estate, had repercussions throughout the industry. In addition to the contribution of changes in economic conditions, defaults were often related to higher-risk “subprime” or “non-prime” loans. Subprime refers to a type of mortgage that is made to borrowers with lower credit ratings who, therefore, do not qualify for loans with conventional terms, or “prime” loans. Rates are typically higher than prime loans to compensate lenders for the increased credit risk. Non-prime refers to loans that are made to borrowers with credit characteristics that are between prime and subprime. Other defaults included loans originated with steep “teaser” or introductory rates that reset to market rates when the introductory period expired.

•	Investment Portfolios – Certain investment securities are backed by the high-risk mortgage loans discussed above and the payments on such securities may not be guaranteed by a government-sponsored agency. As a result of the higher risk, the yields on these securities are typically higher than agency-guaranteed mortgage-backed securities. In recent years, these securities increased in popularity as the loans underlying the securities also became more prevalent. However, as defaults on these loans increased, the credit quality of the securities also deteriorated and many investors faced increasing credit losses.

•	Net Interest Margin – While not an issue limited solely to 2007, the interest rate environment continued to present challenges to banks in maintaining and growing their net interest margin, or net interest income as a percentage of interest earning assets. The term “interest rate environment” generally refers to both the level of interest rates and the shape of the U. S. Treasury yield curve, which is a plot of the yields on treasury securities over various maturity terms. Typically, the shape of the yield curve is upward sloping, with longer-term rates exceeding shorter-term rates. However, the yield curve continued to be flat during most of 2007, meaning that there was little difference between the rates on shorter-term financial instruments and those on longer-term instruments. For banks that depend on shorter-term funding to invest longer term in investment securities or loans, this situation is not favorable. Beginning in September 2007, the FRB began implementing a series of decreases in short-term rates to stimulate the economy.

•	Asset Quality – For the past several years, the industry had been operating in an environment where credit losses and non-performing assets were at historical lows. During 2007, due to a combination of the previously discussed residential mortgage issues and general economic conditions, the industry began to see a return to higher credit losses and higher non-performing asset levels.

•	Capital and Liquidity – Losses from subprime lending and general credit issues have challenged many banks to maintain or grow capital to support their business. In some cases, banks have lowered or eliminated dividends to shareholders in order to maintain capital.
These are some of the more significant factors that presented challenges to the industry during this most recent year. The specific impact to the Corporation of these and other issues are discussed throughout the “Overview” and other sections of Management’s Discussion, where appropriate.
Summary Financial Results
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
The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	Year ended December 31
	2007	2006
Net income (in thousands)	$152,718	$185,527
Diluted net income per share	$0.88	$1.06
Return on average assets	1.01%	1.30%
Return on average equity	9.98%	12.84%
Return on average tangible equity (1)	18.16%	23.87%
Net interest margin (2)	3.66%	3.82%
Non-performing assets to total assets	0.76%	0.39%

(1)	Calculated as net income, adjusted for intangible amortization (net of tax), divided by average shareholders’ equity, excluding goodwill and intangible assets.

(2)	Presented on a fully taxable-equivalent (FTE) basis, using a 35% Federal tax rate and statutory interest expense disallowances. See also “Net Interest Income” section of Management’s Discussion.
The Corporation’s net income for 2007 decreased $32.8 million, or 17.7%, from 2006 due to an increase in other expenses of $39.5 million, or 10.8%, an increase in the provision for loan losses of $11.6 million, or 330.6%, and a $1.9 million, or 1.2%, decrease in other income, offset by a $16.9 million, or 21.0%, decrease in income tax expense and a $3.2 million, or 0.7%, increase in net interest income.
The increase in other expenses was primarily due to $25.1 million in charges for contingent losses related to the Corporation’s mortgage banking operations at Resource Bank (Resource Mortgage). The increase in the provision for loan losses was due to an increased estimate of losses inherent in the Corporation’s loan portfolio, driven in part by an increase in the level of net charge-offs and non-performing loans in 2007 in comparison to 2006. The decrease in income tax expense was due to a decrease in income before income taxes in 2007 as well as a decrease in the effective tax rate. The net interest income increase was driven by average balance sheet growth, partially offset by a 16 basis point decline in net interest margin. Net interest margin decreased as a result of funding loan growth with borrowings and time deposits as opposed to lower cost core demand and savings accounts.
Residential Lending – Residential mortgages are originated and sold by the Corporation through three channels: 1) Fulton Mortgage Company (Fulton Mortgage), which is a division of each of the Corporation’s subsidiary banks, excluding Resource Bank and The

Columbia Bank; 2) The Columbia Bank, which maintains its own mortgage lending operations; and 3) Resource Mortgage, which is a division of Resource Bank.
Fulton Mortgage primarily originates “prime” loans that conform to published standards of government sponsored agencies, including the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Such loans are typically sold to these agencies, if servicing is retained by the Corporation, or to other investors, if servicing is released. For loans underwritten to agency standards, recourse risk – or the requirement to repurchase these loans in the event of borrower default – is minimal. A much less significant portion of Fulton Mortgage’s volume is originated under other investor programs, which do not conform to agency standards and, therefore, carry a somewhat higher recourse risk. Depending on balance sheet management decisions, some originated loans are held in portfolio. These loans would typically be adjustable rate loans, to minimize interest rate risk.
Total loans sold by Fulton Mortgage in 2007 and 2006 were $425.6 million and $443.3 million, respectively. Of this volume, less than 10% of total loans sold was considered to be non-prime for both 2007 and 2006. There were no losses incurred on loan repurchases by Fulton Mortgage in 2007 or 2006.
The Columbia Bank sold residential mortgages totaling $73.8 million and $99.0 million in 2007 and 2006, respectively. As with Fulton Mortgage, the vast majority of these loans sold were prime loans that conformed to published standards of government sponsored agencies. There were no losses incurred on loan repurchases by The Columbia Bank in 2007 or 2006.
Resource Mortgage operated a significant national wholesale mortgage lending operation from the time the Corporation acquired Resource Bank in 2004 through early 2007. Loans were originated and sold under various investor programs, including some that allowed for reduced documentation and/or no verification of certain borrower qualifications, such as income or assets. While few of the loans originated and sold by Resource Mortgage were considered to be subprime, significant volumes of non-prime loans were originated and sold. Total loans sold by Resource Mortgage in 2007 and 2006 were $769.5 million and $1.4 billion, respectively. Of this volume, less than 15% of total loans sold in 2007 was considered non-prime, compared to approximately 40% in 2006.
Loans sold under these non-prime investor programs included standard representations and warranties regarding the origination of the loans, as well as standard agreements to repurchase loans under specified circumstances, including “early payment defaults” by the borrowers or evidence of misrepresentation of borrower information. During 2007, the general market for these alternative loan products across the country had declined due to moderating real estate prices, increased payment defaults by borrowers and increased loan foreclosures. As a result, Resource Mortgage experienced an increase in requests from secondary market purchasers to repurchase loans sold to those investors. These repurchase requests resulted in the Corporation recording $25.1 million of charges during 2007. These charges, included in “operating risk loss” on the Corporation’s consolidated statements of income, represented the write-downs that were necessary to reduce the loan balances to their estimated net realizable values, based on valuations of the properties, as adjusted for market factors and other considerations. Operating risk loss consists of losses incurred during the normal conduct of banking operations. Many of the loans the Corporation repurchased or that may be repurchased are delinquent and will likely be settled through foreclosure and sale of the underlying collateral.

The following table presents a summary of approximate principal balances and related reserves/write-downs recognized on the Corporation’s consolidated balance sheet, by general category:

	December 31, 2007
		Reserves/
	Principal	Write-downs
	(in thousands)
Outstanding repurchase requests (1) (2)	$19,830	$(6,450)
No repurchase request received – sold loans with identified potential misrepresentations of borrower information (1) (2)	16,610	(6,330)
Repurchased loans (3)	23,700	(5,060)
Foreclosed real estate (OREO)	14,360	—
Other (3) (4)	N/A	(780)

Total reserves/write-downs at December 31, 2007		$(18,620)

(1)	Principal balances had not been repurchased and, therefore, are not included on the consolidated balance sheet as of December 31, 2007.

(2)	Reserve balance included as a component of other liabilities on the consolidated balance sheet as of December 31, 2007.

(3)	Principal balances, net of write-downs, are included as a component of loans, net of unearned income on the consolidated balance sheet as of December 31, 2007.

(4)	During 2007, approximately $30 million of loans held for sale were reclassified to portfolio because there was no longer an active secondary market for these types of loans. The write-down amount adjusts these loans to lower of cost or market upon transfer to portfolio.
Of the $23.7 million of repurchased loans outstanding as of December 31, 2007, approximately $12 million were classified as non-performing loans, net of write-downs.
The following presents the change in the reserve/write-down balances for the year ended December 31, 2007 (in thousands):

Total reserves/write-downs, beginning of year	$500
Additional charges to expense	25,100
Charge-offs	(6,980)

Total reserves/write-downs, end of year	$18,620

Included in the $25.1 million of charges recorded in 2007 was $9.9 million of losses for two unrelated groups of loans totaling $26.6 million for which management identified potential misrepresentations of borrower information. As of December 31, 2007, the Corporation had received repurchase requests for $9.4 million of these loans. In addition, $540,000 of these loans were originated for sale, but later transferred to portfolio.
In order to limit additional losses associated with the potential repurchase of previously originated and sold residential mortgage loans and home equity loans, the Corporation exited the national wholesale residential mortgage business at Resource Mortgage, where the majority of the repurchased loans were generated. In addition, in the third quarter of 2007, Resource Bank, including Resource Mortgage, began reporting directly to Fulton Bank, and the Corporation intends to legally merge Resource into Fulton Bank in the first quarter of 2008. See Note A, “Significant Accounting Policies” in the Notes to Consolidated Financial Statements for more details of bank subsidiary consolidations.
During the third quarter of 2007, the Audit Committee of the Corporation’s Board of Directors engaged outside counsel to review whether there were additional potentially material occurrences of misrepresentations of borrower information that should be considered in determining the level of loss reserves. The investigation involved sampling and analyzing data on loans originated by Resource Mortgage, examining underlying loan documentation on selected loans identified as a result of this analysis together with other records of the Corporation, and conducting interviews of relevant employees. Based on the results of the review, completed in November 2007, the Audit Committee and management concluded that no changes to the consolidated financial statements were necessary as of the end of the third quarter of 2007.

Management believes that the reserves recorded as of December 31, 2007 for the known Resource Mortgage issues are adequate, based on the results of the aforementioned review, the assessment of collateral values and other market factors. However, continued declines in collateral values or the identification of additional loans to be repurchased could necessitate additional reserves in the future.
Investment Portfolio – The Corporation’s investment strategy for debt securities has historically been conservative, to minimize potential credit losses. Mortgage-backed securities and collateralized mortgage obligations in the portfolio are generally guaranteed by government-sponsored agencies, minimizing the amount of principal at risk of loss. During 2007, the Corporation sold $55.8 million of collateralized mortgage obligations, which were not agency-guaranteed securities, for a total loss of $678,000. As a result of these sales, as of December 31, 2007, the investment portfolio includes only mortgage-backed securities and collateralized mortgage obligations whose timely principal payments are guaranteed by government-sponsored agencies.
Net Interest Margin – Changes in the interest rate environment can impact both the Corporation’s net interest income and its non-interest income. During 2006 and for a majority of 2007, the yield curve was relatively flat and, at times, downward sloping, with minimal differences between long and short-term rates, negatively impacting the Corporation’s net interest income and net interest margin. During the fourth quarter of 2007, the yield curve began to steepen slightly as a result of decreases in short-term interest rates. However, for durations of seven years or less – which is the term of the majority of the Corporation’s interest-earning assets and interest-bearing liabilities – there remained little difference in yields.
The following graph shows the U. S. treasury yield curves at the end of each of the last three years:
The Corporation’s net interest margin was negatively impacted due to the Corporation funding loan growth and investment purchases with higher cost short-term borrowings and time deposits as opposed to lower cost savings and demand deposits. The Corporation experienced a 38 basis point increase in the cost of average interest-bearing liabilities (from 3.48% in 2006 to 3.86% in 2007) as compared to a 20 basis point increase in the yield on average interest-earning assets (from 6.73% in 2006 to 6.93% in 2007). As a result, the net interest margin decreased 16 basis points on an annual basis and trended downward throughout much of 2006 and 2007, as shown in the following table.

	2007	2006
1st Quarter	3.74%	3.88%
2nd Quarter	3.70	3.90
3rd Quarter	3.62	3.85
4th Quarter	3.56	3.68
Year to Date	3.66	3.82

Floating rate loans, short-term borrowings and savings and time deposit rates are generally influenced by short-term rates. During 2007, the Federal Reserve Board (FRB) lowered the overnight borrowing, or Federal funds, rate three times, for a total decrease of 100 basis points since December 31, 2006, ending 2007 at 4.25%. The Corporation’s prime lending rate had a corresponding decrease, from 8.25% to 7.25%, resulting in a decrease in the rates on floating rate loans as well as the rates on new fixed-rate loans. In addition, the decrease in short-term rates also resulted in decreased funding costs, with short-term borrowings immediately repricing to lower rates. Deposit rates also decreased, although to a lesser degree as practical limits exist on how low such rates can decline before they would no longer be attractive to depositors, relative to rates paid by competitors of the Corporation. In January 2008, the FRB lowered the Federal funds rate an additional 125 basis points. The “Market Risk” section of Management’s Discussion summarizes the expected impact of rate changes on net interest income.
Asset Quality – Asset quality refers to the underlying credit characteristics of borrowers and the likelihood that defaults on contractual loan payments will result in charge-offs of account balances, which, in turn, result in provisions for loan losses recorded on the consolidated statements of income. By its nature, risk in lending cannot be completely eliminated, but it can be controlled and managed through proper underwriting policies, effective collection procedures and risk management activities. External factors, such as economic conditions, which cannot be controlled by the Corporation, will always have some effect on asset quality, regardless of the strength of an organization’s control policies and procedures.
The Corporation has historically been able to maintain strong asset quality through different economic cycles and, in recent years, asset quality measures, such as net charge-offs to average loans and non-performing assets to total assets, have been at historically low levels. During 2007, these measures began to return to more normal levels as a result of economic factors and their impact on the overall lending environment, but also as a result of the repurchase of Resource Mortgage loans, almost all of which were placed on non-accrual status or were foreclosed and recorded in other real estate owned. At December 31, 2007, total non-performing assets were $120.9 million, or 0.76% of total assets. This represented an increase of $63.0 million, or 108.9%, from $57.8 million at December 31, 2006. The Resource Mortgage repurchased loans increased non-performing assets by approximately $29 million at December 31, 2007, or 0.18% of total assets.
Management believes that its policies and procedures for managing asset quality are sound. However, there can be no assurance about maintaining strong asset quality in the future. Continuing decreases in the values of underlying collateral or negative trends in general economic conditions could have a detrimental impact on borrowers’ ability to repay their loans.
Capital and Liquidity – Despite the decrease in net income in 2007, the Corporation’s capital levels remain strong. At December 31, 2007, total leverage, tier 1 risk-based and total risk-based capital, as defined in banking regulations, were 7.4%, 9.3% and 11.9%, respectively, as compared to 7.6%, 9.8% and 11.7%, respectively, at December 31, 2006. These ratios continue to exceed the minimum required to be considered “well capitalized” under the regulations. In addition, from a liquidity standpoint, the Parent Company and its subsidiary banks have access to sufficient funding sources to support operations. The Corporation has no plans to raise additional capital at this time.
Equity Markets – As disclosed in the “Market Risk” section of Management’s Discussion, equity valuations can have an impact on the Corporation’s financial performance. In particular, bank stocks account for a significant portion of the Corporation’s equity investment portfolio. Economic uncertainty surrounding the financial institution sector as a whole has impacted the value of the Corporation’s financial institutions stock portfolio. Historically, gains on sales of these equities have been a recurring component of the Corporation’s earnings. However, recent declines in values have resulted in decreases in realized investment securities gains. During 2007, the Corporation’s net gains on investment securities sales decreased $5.7 million, or 76.6%, with $5.1 million of the decrease attributable to bank stocks. As of December 31, 2007, the Corporation’s bank stock portfolio had a net unrealized loss of $23.3 million, compared to a net unrealized loss of $100,000 at December 31, 2006. These declines in bank stock portfolio values may impact the Corporation’s ability to realize gains in the future.
Expense Control through Consolidation and Centralization – During 2006 and 2007, the Corporation continued to implement changes to its operating structure to improve expense efficiency. Specifically, a number of subsidiary bank consolidations were completed. In December 2006, the former Premier Bank subsidiary was consolidated with Fulton Bank. In February 2007, the former First Washington State Bank subsidiary was consolidated with The Bank. In May 2007, the former Somerset Valley Bank subsidiary was consolidated with Skylands Community Bank. In July 2007, the former Lebanon Valley Farmers Bank subsidiary was consolidated with Fulton Bank. The Corporation also plans to complete the consolidation of Resource Bank with Fulton Bank in the first quarter of 2008, at which time the total number of subsidiary banks will have decreased from 15 to 10. The consolidated banks retain the local autonomy and decision-making that has long been the Corporation’s operating model. However, by combining these banks, additional resources are available to customers in their markets, and overlapping functions are eliminated.
During 2007, the Corporation also completed a workforce management initiative which resulted in the centralization of a number of fragmented back office functions, including finance, human resources and marketing, among others. A separate initiative in the branch system further reduced staffing and the related expense. The result of these initiatives, plus staffing decreases at Resource Mortgage mainly due to exiting the national wholesale residential mortgage business, was a decrease of 330 full-time equivalent employees, to 3,680 at December 31, 2007 from 4,010 at December 31, 2006. Average full-time equivalent employees decreased to 3,840 in 2007 from 4,020 in 2006. This decrease in employees will continue to benefit the Corporation through lower salary and benefits costs in the future.
Acquisitions – The Corporation has historically supplemented its internal growth with strategic acquisitions, primarily of high quality community banks operating in desirable markets. Upon acquisition, acquired organizations generally retain their status as separate legal entities unless consolidation with an existing subsidiary bank is practical, as was the case in the consolidations discussed in the previous section.
During 2007, the Corporation did not consummate or announce any bank acquisitions, as few opportunities meeting the Corporation’s requirements of a comparable corporate culture, strong performance and sound asset quality in high growth markets were available. In addition, the prices being sought in many cases exceeded management’s estimate of value. The Corporation will continue to focus on generating growth in the most cost-effective manner.
RESULTS OF OPERATIONS
In February 2006, the Corporation acquired Columbia Bancorp (Columbia), of Columbia, Maryland, a $1.3 billion bank holding company whose primary subsidiary was The Columbia Bank. Results for 2007 in comparison to 2006 were impacted by a full year contribution by Columbia in 2007, compared to an eleven-month contribution in 2006. In July 2005, the Corporation acquired SVB Financial Services, Inc. (SVB) of Somerville, New Jersey, a $530 million bank holding company whose primary subsidiary was Somerset Valley Bank. Results for 2006 in comparison to 2005 were impacted by both the Columbia and SVB acquisitions.

Net Interest Income
Net interest income is the most significant component of the Corporation’s net income. The ability to manage net interest income over changing interest rate and economic environments is important to the success of a financial institution. Growth in net interest income is generally dependent upon balance sheet growth and/or maintaining or increasing the net interest margin. The “Market Risk” section of Management’s Discussion provides additional information on the policies and procedures used by the Corporation to manage net interest income. The following table provides a comparative average balance sheet and net interest income analysis for 2007 compared to 2006 and 2005. Interest income and yields are presented on a fully taxable-equivalent (FTE) basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these tax-equivalent amounts.

	Year Ended December 31
(dollars in thousands)		2007			2006			2005
			Yield/	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate	Balance	Interest (1)	Rate	Balance	Interest (1)	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income (2)	$10,736,566	$805,881	7.51%	$9,892,082	$731,057	7.39%	$7,981,604	$520,565	6.52%
Taxable inv. securities (3)	2,157,325	99,621	4.62	2,268,209	97,652	4.31	1,996,005	74,921	3.75
Tax-exempt inv. securities (3)	496,820	25,856	5.20	447,000	21,770	4.87	368,845	17,971	4.87
Equity securities (3)	189,333	9,073	4.79	154,653	7,341	4.75	133,688	5,562	4.16

Total investment securities	2,843,478	134,550	4.73	2,869,862	126,763	4.42	2,498,538	98,454	3.94
Loans held for sale	166,437	11,501	6.91	215,255	15,564	7.23	241,996	14,940	6.17
Other interest-earning assets	33,015	1,630	4.90	53,211	2,530	4.73	48,357	1,586	3.27

Total interest-earning assets	13,779,496	953,562	6.93	13,030,410	875,914	6.73	10,770,495	635,545	5.90
Noninterest-earning assets:
Cash and due from banks	329,814			335,935			346,535
Premises and equipment	190,910			185,084			158,526
Other assets (3)	899,292			852,186			598,709
Less: Allowance for loan losses	(109,054)			(105,934)			(92,780)

Total Assets	$15,090,458			$14,297,681			$11,781,485

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$1,696,624	$28,331	1.67%	$1,673,407	$25,112	1.50%	$1,547,766	$15,370	0.99%
Savings deposits	2,258,113	53,312	2.36	2,340,402	51,394	2.19	2,055,503	27,116	1.32
Time deposits	4,553,994	212,752	4.67	4,134,190	170,435	4.12	3,171,901	98,288	3.10

Total interest-bearing deposits	8,508,731	294,395	3.46	8,147,999	246,941	3.03	6,775,170	140,774	2.08
Short-term borrowings	1,574,495	73,983	4.66	1,653,974	78,043	4.67	1,186,464	34,414	2.87
Long-term debt	1,579,527	82,455	5.22	1,069,868	53,960	5.04	839,694	38,031	4.53

Total interest-bearing liabilities	11,662,753	450,833	3.86	10,871,841	378,944	3.48	8,801,328	213,219	2.42
Noninterest-bearing liabilities:
Demand deposits	1,713,863			1,807,248			1,589,265
Other	183,229			173,799			136,416

Total Liabilities	13,559,845			12,852,888			10,527,009
Shareholders’ equity	1,530,613			1,444,793			1,254,476

Total Liabs. and Equity	$15,090,458			$14,297,681			$11,781,485

Net interest income/net interest margin (FTE)		502,729	3.66%		496,970	3.82%		422,326	3.93%

Tax equivalent adjustment		(13,985)			(11,407)			(9,778)

Net interest income		$488,744			$485,563			$412,548

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table sets forth a summary of changes in FTE interest income and expense resulting from changes in average balances (volumes) and changes in rates:

		2007 vs. 2006			2006 vs. 2005
	Increase (decrease) due			Increase (decrease) due
	to change in			to change in
	Volume	Rate	Net	Volume	Rate	Net
				(in thousands)
Interest income on:
Loans and leases	$63,236	$11,588	$74,824	$135,262	$75,230	$210,492
Taxable investment securities	(4,913)	6,882	1,969	10,940	11,791	22,731
Tax-exempt investment securities	2,529	1,557	4,086	3,805	(6)	3,799
Equity securities	1,661	71	1,732	937	842	1,779
Loans held for sale	(3,399)	(664)	(4,063)	(1,762)	2,386	624
Short-term investments	(984)	84	(900)	173	771	944

Total interest-earning assets	$58,130	$19,518	$77,648	$149,355	$91,014	$240,369

Interest expense on:
Demand deposits	$352	$2,867	$3,219	$1,335	$8,407	$9,742
Savings deposits	(1,914)	3,832	1,918	4,229	20,049	24,278
Time deposits	18,304	24,013	42,317	34,536	37,611	72,147
Short-term borrowings	(3,892)	(168)	(4,060)	16,848	26,781	43,629
Long-term debt	26,543	1,952	28,495	11,262	4,667	15,929

Total interest-bearing liabilities	$39,393	$32,496	$71,889	$68,210	$97,515	$165,725

Note: Changes which are partially attributable to rate and volume are allocated based on the proportion of the direct changes attributable to rate and volume.
2007 vs. 2006
Net interest income increased $5.8 million, or 1.2%, from $497.0 million in 2006 to $502.7 million in 2007 due to an increase in average interest-earning assets, offset by a decline in net interest margin.
Average interest-earning assets grew 5.7%, from $13.0 billion in 2006 to $13.8 billion in 2007. Interest income increased $77.6 million, or 8.9%, primarily as a result of an increase in average interest-earning assets, which contributed $58.1 million to the increase, with the remaining growth in interest income due to the 20 basis point, or 3.0%, increase in average rates on interest-earning assets. Columbia contributed approximately $99 million to the increase in average interest-earning assets.
The increase in average interest-earning assets was primarily due to loan growth. Average loans increased by $844.5 million, or 8.5%, to $10.7 billion in 2007. The following table presents the growth in average loans, net of unearned income, by type:

			Increase (decrease)
	2007	2006	$	%
		(dollars in thousands)
Commercial — industrial, financial and agricultural	$3,213,357	$2,814,489	$398,868	14.2%
Real estate — commercial mortgage	3,337,762	3,073,830	263,932	8.6
Real estate — residential mortgage	753,789	640,775	113,014	17.6
Real estate — home equity	1,454,753	1,417,259	37,494	2.6
Real estate — construction	1,384,548	1,345,191	39,357	2.9
Consumer	506,201	522,761	(16,560)	(3.2)
Leasing and other	86,156	77,777	8,379	10.8

Total	$10,736,566	$9,892,082	$844,484	8.5%

Loan growth was particularly strong in the commercial loan and commercial mortgage categories, which together increased $662.8 million, or 11.3%, with Columbia contributing approximately $35 million to the increase. The remaining growth in commercial loans was across all commercial loan types, and throughout most subsidiary banks and geographical regions. The remaining growth in commercial mortgages was primarily in adjustable rate mortgages.
The increases in residential mortgage loans of $113.0 million, or 17.6%, was due to growth in adjustable rate mortgage loans ($87.9 million, or a 20.6% increase) and the impact of the $23.7 million of repurchased Resource Mortgage loans outstanding as of December 31, 2007.
Additional increases in loans were due to increases in construction loans of $39.4 million, or 2.9%, and home equity loans of $37.5 million, or 2.6%. Columbia contributed approximately $36 million and $16 million to the increases in construction loans and home equity loans, respectively. The remaining increase in home equity loans was due to the repurchase of Resource Mortgage loans during 2007 and the introduction of a blended fixed/floating rate product in late 2007.
Offsetting these increases was a $16.6 million, or 3.2%, decrease in average consumer loans. The Corporation’s indirect automobile portfolio decreased $33.9 million, or 10.9%, while growth in credit card outstandings of $17.0 million, or 28.2%, somewhat offset this decline.
The average yield on loans during 2007 of 7.51% represented a 12 basis point, or 1.6%, increase in comparison to 2006. The increase in the average yield on loans reflected a higher average rate environment, as illustrated by a higher average prime rate in 2007 (8.03%) as compared to 2006 (7.96%).
Average loans held for sale decreased $48.8 million, or 22.7%, as a result of lower volumes mainly due to the exit from the national wholesale mortgage business.
Average investments decreased $26.4 million, or 0.9%, while the average yield on investment securities increased 31 basis points from 4.42% in 2006 to 4.73% in 2007. The increase in yield was primarily attributable to the Corporation’s systematic reinvestment of normal portfolio cash flows, primarily from lower duration, significantly lower yielding balloon mortgage-backed securities, into a combination of higher yielding mortgage-backed pass-through securities, conservative collateralized mortgage obligations, as well as longer term municipal securities. Also contributing to the increase in yield was a reduction in premium amortization, which is accounted for as an offset to interest income, from $4.8 million in 2006 to $3.5 million in 2007. The decrease in amortization reflects the cumulative impact of initiatives to reduce the premium levels of mortgage-backed securities purchased during 2006 and 2007 and stable prepayment experience on relatively short duration mortgage-backed securities purchased prior to that period.
The increase in interest income was offset by an increase in interest expense of $71.9 million, or 19.0%, to $450.8 million in 2007 from $378.9 million in 2006. Interest expense increased $39.4 million due to a $790.9 million, or 7.3%, increase in average interest-bearing liabilities and $32.5 million due to a 38 basis point, or 10.9%, increase in the average cost of total interest-bearing liabilities. The increase in the average cost of interest-bearing liabilities primarily resulted from a change in deposit composition as non-interest bearing demand and lower cost savings and money market deposits shifted toward higher cost certificates of deposit. Columbia contributed approximately $81 million to the increase in average interest-bearing liabilities.
The following table summarizes the change in average deposits, by type:

			Increase (decrease)
	2007	2006	$	%
		(dollars in thousands)
Noninterest-bearing demand	$1,713,863	$1,807,248	$(93,385)	(5.2%)
Interest-bearing demand	1,696,624	1,673,407	23,217	1.4
Savings/money market	2,258,113	2,340,402	(82,289)	(3.5)
Time deposits	4,553,994	4,134,190	419,804	10.2

Total	$10,222,594	$9,955,247	$267,347	2.7%

The time deposit increase of $419.8 million was due to normal growth and existing customers shifting funds from noninterest-bearing and interest-bearing demand and savings accounts to time deposits to take advantage of higher rates. The net decrease in demand and savings accounts of $152.5 million, or 2.6%, was net of an approximately $42 million increase related to the Columbia acquisition. Growing core deposits continued to be a challenge for the Corporation, and banks in general, as more attractive investment opportunities existed for consumers over the past two years, including equity markets and higher yielding time deposits.
The following table summarizes the changes in average borrowings, by type:

			Increase (decrease)
	2007	2006	$	%
		(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$247,948	$352,454	$(104,506)	(29.7%)
Short-term promissory notes	404,527	163,199	241,328	147.9
Federal funds purchased	808,358	1,095,875	(287,517)	(26.2)
Other short-term borrowings	113,662	42,446	71,216	167.8

Total short-term borrowings	1,574,495	1,653,974	(79,479)	(4.8)

Long-term debt:
FHLB Advances	1,212,085	769,334	442,751	57.5
Other long-term debt	367,442	300,534	66,908	22.3

Total long-term debt	1,579,527	1,069,868	509,659	47.6

Total borrowings	$3,154,022	$2,723,842	$430,180	15.8%

During 2007, the Corporation obtained additional funding, primarily as a result of loan growth, through an increase in borrowings. Average borrowings increased $430.2 million, or 15.8%, during 2007, with Columbia contributing approximately $21 million to the increase. The $79.5 million, or 4.8%, decrease in short-term borrowings was mainly due to a decrease in Federal funds purchased, offset by a net increase of $136.8 million, or 26.5%, in short-term promissory notes and customer repurchase agreements. Average long-term debt increased $509.7 million, or 47.6%, to $1.6 billion. The increase in long-term debt was primarily due to increases in Federal Home Loan Bank (FHLB) advances as longer-term rates were locked and durations were extended to manage interest rate risk, and partially due to the May 2007 issuance of $100.0 million of ten-year subordinated notes. On an ending balance basis, however, short-term borrowings increased $703.1 million, or 41.8%, as continued growth in loans and investments during the latter part of 2007 required additional funding that could not be generated by deposit growth. See further discussion in the “Financial Condition” section of Management’s Discussion.
2006 vs. 2005
Net interest income increased $74.6 million, or 17.7%, from $422.3 million in 2005 to $497.0 million in 2006, primarily as a result of increases in average balances of interest-earning assets and partially as a result of increases in rates.
Average interest-earning assets grew 21.0%, from $10.8 billion in 2005 to $13.0 billion in 2006, with acquisitions contributing approximately $1.4 billion to this increase. Interest income increased $240.4 million, or 37.8%, primarily as a result of the increase in average interest-earning assets, which contributed $149.4 million of the increase, with the remaining growth in interest income due to the 83 basis point, or 14.1%, increase in average rates on interest-earning assets.
Average loans, net of unearned income increased by $1.9 billion, or 23.9%, to $9.9 billion in 2006. Acquisitions contributed approximately $1.2 billion to this increase in average balances. Loan growth was strong in the commercial mortgage and construction categories, which together increased $459.3 million, or 14.1%, over 2005. Commercial loans grew $162.8 million, or 7.0%, in comparison to 2005. Residential mortgage and home equity loans increased $112.4 million, or 6.7%, in comparison to 2005 due to promotional efforts and customers using home equity loans as a cost-effective refinance alternative. The average yield on loans during 2006 of 7.39% represented an 87 basis point, or 13.3%, increase in comparison to 2005. This increase reflected the impact of a significant portfolio of floating rate loans, which repriced as interest rates rose, as they did in 2006, and the addition of higher yielding new loans.

Average investments increased $371.3 million, or 14.9%, in comparison to 2005, with acquisitions contributing $285.2 million. Excluding the impact of acquisitions, the investment balances increased $86.1 million, or 3.5%. During the second half of 2006, the Corporation pre-purchased approximately $250.0 million of investment securities, based on expected cash inflows from maturities of investments over the subsequent six-month period. These were funded by a combination of short and longer-term borrowings, a portion of which have been repaid with maturities of investments, while the remaining portion was repaid during 2007. The average yield on investment securities improved 48 basis points to 4.42% in 2006 from 3.94% in 2005. The increase was due to the maturity of lower yielding investments, with reinvestment at higher rates. Also contributing to the increase was a reduction in premium amortization, which is accounted for as a reduction of interest income, from $6.9 million in 2005 to $4.8 million in 2006, due to both a reduction in premiums on purchases of mortgage-backed securities in 2006 and due to decreased prepayments on mortgage-backed securities as interest rates rose.
The increase in interest income was offset by an increase in interest expense of $165.7 million, or 77.7%, to $378.9 million in 2006 from $213.2 million in 2005. The increase in interest expense was primarily due to a 106 basis point, or 43.8%, increase in the average cost of total interest-bearing liabilities in 2006 in comparison to 2005. The remaining increase in interest expense was due to a $2.1 billion, or 23.5%, increase in average interest-bearing liabilities, partially due to acquisitions and partially due to internal growth.
The Corporation experienced significant growth in certificates of deposit of $962.3 million, or 30.3%, as a result of the FRB’s rate increases during 2006, making them an attractive investment alternative for customers and due to acquisitions contributing $554.0 million. The change in the composition of deposits contributed to the 95 basis point, or 45.7%, increase in the average cost of interest-bearing deposits in comparison to 2005.
Average borrowings increased $697.7 million, or 34.4%, during 2006, with acquisitions contributing $253.9 million. Excluding the impact of acquisitions, average short-term borrowings increased $242.9 million, or 20.5%, to $1.4 billion. The increase in short-term borrowings was mainly due to an increase in Federal funds purchased to fund loan growth, offset slightly by lower borrowings outstanding under customer repurchase agreements. Average long-term debt increased $230.2 million, or 27.4%, to $1.1 billion, with acquisitions contributing $29.3 million. The additional increase in long-term debt was primarily due to the issuance of $154.6 million of junior subordinated deferrable interest debentures in January 2006, the impact of $100.0 million of subordinated debt issued and outstanding since March 2005 and additional FHLB advances.
Provision and Allowance for Credit Losses
The Corporation accounts for the credit risk associated with lending activities through its allowance for credit losses and provision for loan losses. The provision is the expense recognized on the consolidated statements of income to adjust the allowance to its proper balance, as determined through the application of the Corporation’s allowance methodology procedures. These procedures include the evaluation of the risk characteristics of the portfolio and documentation in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” (SAB 102). See the “Critical Accounting Policies” section of Management’s Discussion for a discussion of the Corporation’s allowance for credit loss evaluation methodology.

A summary of the Corporation’s loan loss experience follows:

	Year Ended December 31
	2007	2006	2005	2004	2003
	(dollars in thousands)
Loans, net of unearned income outstanding at end of year	$11,204,424	$10,374,323	$8,424,728	$7,533,915	$6,140,200

Daily average balance of loans, net of unearned income	$10,736,566	$9,892,082	$7,981,604	$6,857,386	$5,564,806

Balance of allowance for credit losses at beginning of year	$106,884	$92,847	$89,627	$77,700	$71,920
Loans charged off:
Commercial – financial and agricultural	6,796	3,013	4,095	3,482	6,604
Real estate – mortgage	1,206	429	467	1,466	1,476
Consumer	3,678	3,138	3,436	3,476	4,497
Leasing and other	2,059	389	206	453	651

Total loans charged off	13,739	6,969	8,204	8,877	13,228

Recoveries of loans previously charged off:
Commercial – financial and agricultural	1,664	2,863	2,705	2,042	1,210
Real estate – mortgage	178	268	1,245	906	711
Consumer	1,246	1,289	1,169	1,496	1,811
Leasing and other	913	97	77	76	97

Total recoveries	4,001	4,517	5,196	4,520	3,829

Net loans charged off	9,738	2,452	3,008	4,357	9,399
Provision for loan losses	15,063	3,498	3,120	4,717	9,705
Allowance purchased	—	12,991	3,108	11,567	5,474

Balance at end of year	$112,209	$106,884	$92,847	$89,627	$77,700

Components of Allowance for Credit Losses:
Allowance for loan losses	$107,547	$106,884	$92,847	$89,627	$77,700
Reserve for unfunded lending commitments (1)	4,662	—	—	—	—

Allowance for credit losses	$112,209	$106,884	$92,847	$89,627	$77,700

Selected Asset Quality Ratios:
Net charge-offs to average loans, net of unearned income	0.09%	0.02%	0.04%	0.06%	0.17%
Allowance for loan losses to loans, net of unearned income outstanding at end of year	0.96%	1.03%	1.10%	1.19%	1.27%
Allowance for credit losses to loans, net of unearned income outstanding at end of year	1.00%	1.03%	1.10%	1.19%	1.27%
Non-performing assets (2) to total assets	0.76%	0.39%	0.38%	0.30%	0.33%
Non-accrual loans to total loans, net of unearned income	0.68%	0.32%	0.43%	0.30%	0.37%

(1)	Reserve for unfunded lending commitments transferred to other liabilities as of December 31, 2007. Prior periods were not reclassified.

(2)	Includes accruing loans past due 90 days or more.

The following table presents the aggregate amount of non-accrual and past due loans and other real estate owned (1):

	December 31
	2007	2006	2005	2004	2003
	(in thousands)
Non-accrual loans (1) (2) (3)	$76,150	$33,113	$36,560	$22,574	$22,422
Accruing loans past due 90 days or more	29,782	20,632	9,012	8,318	9,609
Other real estate	14,934	4,103	2,072	2,209	585

Total	$120,866	$57,848	$47,644	$33,101	$32,616

(1)	In 2007, the total interest income that would have been recorded if non-accrual loans had been current in accordance with their original terms was approximately $6.0 million. The amount of interest income on non-accrual loans that was included in 2007 income was approximately $1.7 million.

(2)	Accrual of interest is generally discontinued when a loan becomes 90 days past due as to principal and interest. When interest accruals are discontinued, interest credited to income is reversed. Non-accrual loans are restored to accrual status when all delinquent principal and interest becomes current or the loan is considered secured and in the process of collection. Certain loans, primarily adequately collateralized mortgage loans, may continue to accrue interest after reaching 90 days past due.

(3)	Excluded from the amounts presented at December 31, 2007 were $240.2 million in loans where possible credit problems of borrowers have caused management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms. These loans were reviewed for impairment under the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan”, but continue to pay according to their contractual terms and are, therefore, not included in non-performing loans. Non-accrual loans include $24.5 million of impaired loans.
The following table summarizes the allocation of the allowance for loan losses by loan type:

	December 31
	2007		2006		2005		2004		2003
	(dollars in thousands)
		% of		% of		% of		% of		% of
		Loans		Loans		Loans in		Loans in		Loans in
	Allow-	In Each	Allow-	In Each	Allow-	Each	Allow-	Each	Allow-	Each
	ance	Category	ance	Category	ance	Category	ance	Category	ance	Category
Comm’l –financial & agricultural	$53,194	30.6%	$52,942	28.6%	$52,379	28.2%	$43,207	30.1%	$34,247	31.7%
Real estate – Mortgage	35,584	64.2	37,197	65.5	17,602	64.7	19,784	62.5	14,471	59.0
Consumer, leasing & other	8,142	5.2	6,475	5.9	7,935	7.1	16,289	7.4	16,279	9.3
Unallocated	10,627	—	10,270	—	14,931	—	10,347	—	12,703	—

Total	$107,547	100.0%	$106,884	100.0%	$92,847	100.0%	$89,627	100.0%	$77,700	100.0%

The provision for loan losses increased $11.6 million, or 330.6%, from $3.5 million in 2006 to $15.1 million in 2007. Net charge-offs as a percentage of average loans were 0.09% in 2007, a seven basis point increase from 0.02% in 2006, which was a two basis point decrease from 2005. Total net charge-offs were $9.7 million in 2007 and $2.5 million in 2006.
Non-performing assets increased $63.0 million, or 108.9%, in 2007. Non-performing assets as a percentage of total assets increased from 0.39% at December 31, 2006 to 0.76% at December 31, 2007, after increasing only one basis point in 2006.
Over the several years prior to 2007, the Corporation’s net charge-off and non-performing asset levels were at historic lows. The current year’s levels reflect a return to more average historical levels and were primarily due to general economic factors as opposed to specific risk concentrations within the Corporation’s loan portfolio. The increase in non-performing loans included construction loans, which increased $17.5 million, or 131.1%, to $30.9 million, commercial loans, which increased $6.0 million, or 27.7%, to $27.7 million and commercial mortgages, which increased $5.7 million, or 65.4%, to $14.5 million. In addition, non-performing assets also increased due to the repurchase of residential mortgage loans and home equity loans by Resource Mortgage, which added approximately $15 million to non-performing loans and approximately $14 million to other real estate as of December 31, 2007. Continued slowdowns in the residential housing market could negatively impact non-performing asset levels in 2008.
The provision for loan losses is determined by the allowance allocation process, whereby an estimated “need” is allocated to impaired loans as defined by the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (Statement 114), or to pools of loans under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (Statement 5). The allocation is based on risk factors, collateral levels, economic conditions and other relevant factors, as appropriate. The Corporation also maintains an unallocated allowance, which was approximately 10% at December 31, 2007. The unallocated allowance is used to cover any factors or conditions that might exist at the balance sheet date, but are not specifically identifiable. Management believes such an unallocated allowance is reasonable and appropriate as the estimates used in the allocation process are inherently imprecise. See additional disclosures in Note A, “Summary of Significant Accounting Policies”, in the Notes to Consolidated Financial Statements and “Critical Accounting Policies”, in Management’s Discussion. Management believes that the allowance for loan loss balance of $107.5 million at December 31, 2007 is sufficient to cover losses inherent in the loan portfolio on that date and is appropriate based on applicable accounting standards.
Other Income and Expenses
2007 vs. 2006
Other Income
The following table presents the components of other income for the past two years:

			Increase (decrease)
	2007	2006	$	%
	(dollars in thousands)
Service charges on deposit accounts	$46,500	$43,773	$2,727	6.2%
Investment management and trust services	38,665	37,441	1,224	3.3
Other service charges and fees	32,151	26,792	5,359	20.0
Gains on the sale of mortgage loans	14,294	21,086	(6,792)	(32.2)
Other	14,674	13,344	1,330	10.0

Total, excluding investment securities gains	146,284	142,436	3,848	2.7
Investment securities gains	1,740	7,439	(5,699)	(76.6)

Total	$148,024	$149,875	$(1,851)	(1.2%)

The increase in service charges on deposit accounts was due to increases of $1.5 million and $1.8 million in cash management fees and overdraft fees, respectively, offset by a $591,000 decrease in other service charges earned on both business and personal deposit accounts. The increase in overdraft fees was partially due to a new overdraft program which began in November 2007. The increase in investment management and trust services was primarily due to trust revenue ($1.4 million, or 5.9%), offset by a decrease in brokerage revenue of $206,000, or 1.6%. The increase in trust revenue was due to improvements in equity markets increasing the values of assets under management.
Other service charges and fees grew $5.4 million, or 20.0%, led by an increase of $3.0 million in foreign currency processing revenue as a result of the acquisition of a foreign currency processing company at the end of 2006, a $1.2 million, or 15.9%, increase in debit card fees and an increase in merchant fees of $664,000, or 9.7%. Both debit card fees and merchant fees increased as a result of growth in transaction volume.
Decreases in gains on sales of mortgage loans resulted from lower sales volumes, offset by an increase on the spread on sales of 3 basis points, or 2.9%. Total loans sold were $1.3 billion in 2007 and $2.0 billion in 2006. Of the $679.4 million, or 34.9%, decrease, $636.4 million occurred at Resource Mortgage, mainly due to the exit from the national wholesale residential mortgage business.

The increase in other income was primarily due to a $2.1 million gain related to the resolution of litigation and the sale of certain assets between Resource Bank and an unaffiliated bank, offset by lower gains on sales of bank facilities in 2007.
Investment securities gains decreased $5.7 million, or 76.6%, in 2007. Investment securities gains, net of realized losses, included realized gains on the sale of equity securities of $1.6 million in 2007, compared to $7.0 million in 2006, and net gains of $96,000 on the sales of available for sale debt securities in 2007, compared to $474,000 in 2006.
Other Expenses
The following table presents the components of other expenses for each of the past two years:

			Increase (decrease)
	2007	2006	$	%
	(dollars in thousands)
Salaries and employee benefits	$217,526	$213,913	$3,613	1.7%
Net occupancy expense	39,965	36,493	3,472	9.5
Operating risk loss	27,229	4,818	22,411	465.2
Equipment expense	13,892	14,251	(359)	(2.5)
Data processing	12,755	12,228	527	4.3
Advertising	11,334	10,638	696	6.5
Intangible amortization	8,334	7,907	427	5.4
Telecommunications	8,094	7,966	128	1.6
Professional fees	7,277	5,057	2,220	43.9
Supplies	5,825	6,245	(420)	(6.7)
Postage	5,312	5,154	158	3.1
Other	47,912	41,321	6,591	16.0

Total	$405,455	$365,991	$39,464	10.8%

Salaries and employee benefits increased $3.6 million, or 1.7%, with salaries increasing $1.6 million, or 0.9%, and benefits increasing $2.0 million, or 5.3%.
The slight increase in salaries was due to lower salary deferrals as residential mortgage origination volumes declined, offset by reductions in bonus expense. Full-time and part-time salaries decreased by $619,000, or 0.4%, due to normal salary increases being offset by decreases from Resource Mortgage and other staff reductions made as part of a corporate-wide workforce management and centralization initiative. Average full-time equivalent employees decreased from 4,020 in 2006 to 3,840 in 2007. At December 31, 2007, full-time equivalent employees were approximately 3,680.
Employee benefits increased $2.0 million, or 5.3%, primarily due to $2.0 million of severance expense related to staff reductions and a $578,000 increase in healthcare costs, offset by reduced retirement expense as a result of the curtailment of the defined benefit pension plan during 2007. See Note L, “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for additional information.
Net occupancy expense increased $3.5 million, or 9.5%. The increase in net occupancy expense was due to additional expenses related to rental, maintenance, utility and depreciation of real property as a result of growth in the branch network during 2007 in comparison to 2006, as well as the impact of the Columbia acquisition. During 2006 and 2007, the Corporation added 11 and 3 full service branches to its network, respectively.
The increase in operating risk loss was due to $25.1 million of charges recorded during 2007 for losses on the actual and potential repurchase of residential mortgage loans and home equity loans that had been originated and sold in the secondary market. See “Residential Lending” in the Overview section of Management’s Discussion for additional information.

Professional fees increased $2.2 million, or 43.9%, due to fees incurred for an independent review of Resource Mortgage resulting from the repurchase issues, greater reductions in legal fees during 2006 related to recoveries of non-accrual loans, and an increase in other unrelated legal fees. See “Residential Lending” within the Overview section of Management’s Discussion for further discussion.
The $6.6 million, or 16.0%, increase in other expenses included the following: $1.5 million of charges for the Corporation’s subsidiary banks’ share, as members of Visa USA, of settled and pending litigation incurred by Visa, Inc. (Visa) in various lawsuits, a $1.1 million charge for the write-off of trade name intangible assets resulting from the consolidation of certain bank subsidiaries, a $1.1 million increase in the provision for customer reward points earned on credit cards, a $1.3 million increase in costs associated with the disposition and maintenance of foreclosed real estate, $570,000 in costs associated with the closure of national wholesale residential mortgage offices at Resource Mortgage and a $504,000 unfavorable net impact of the change in fair values of derivative financial instruments. These increases were offset by a $1.6 million expense related to the settlement of a lawsuit during 2006.
2006 vs. 2005
Other Income
Excluding investment securities gains, total other income increased $4.8 million, or 3.5%, including $5.8 million contributed by acquisitions. Excluding acquisitions and investment securities gains, other income decreased $1.0 million, or 0.7%.
Total service charges on deposit accounts increased $3.6 million, or 8.9%, with acquisitions contributing $2.3 million. The remaining increase was due to increases of $1.2 million in overdraft fees and $1.2 million in cash management fees, offset by a $1.1 million decrease in other service charges on deposit accounts, primarily related to lower fees earned on both personal and commercial non-interest-bearing and interest-bearing demand accounts. During 2006, the rising interest rate environment made cash management services more attractive for business customers.
Investment management and trust services increased slightly by $1.8 million, or 5.0%, primarily due to acquisitions contributing $691,000 and due to increases in trust commission income of $496,000, or 2.2%, resulting from positive trends within equity markets as well as expanded marketing initiatives to attract new customers.
Other service charges and fees increased $2.6 million, or 10.6%, due to acquisitions contributing $2.3 million, increases in letter of credit fees ($921,000, or 21.5%) and debit card fees ($951,000, or 14.7%), offset by decreases in merchant fees ($366,000, or 5.1%). Other income increased $3.0 million, or 29.0%, primarily due to $2.2 million of gains on sales of branch and office facilities during 2006.
Gains on sales of loans decreased $3.9 million, or 15.8%, due to the impact of longer-term mortgage rates, resulting in both decreased volumes of $351.8 million, or 15.3%, and lower spreads on sales of 17 basis points, offset by a $1.1 million increase contributed by acquisitions.
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
Other Expenses
Total other expenses increased $49.7 million, or 15.7%, in 2006, including $42.7 million due to acquisitions.
Salaries and employee benefits increased $32.0 million, or 17.6%, in 2006, with acquisitions contributing $20.1 million to salaries expense and $4.1 million to employee benefits. Excluding the impact of acquisitions, salaries expense increased $6.8 million, or 4.7%. The increase was driven primarily by normal salary increases for existing employees and, to a lesser extent, due to an increase in the number of full-time employees. Also contributing to the increase in salaries was a $646,000 increase in stock-based compensation expense and $1.3 million of bonuses accrued under a new corporate management incentive compensation plan, offset by a $630,000 decrease in bonuses accrued under pre-existing subsidiary incentive compensation plans. Excluding the impact of acquisitions, employee benefits increased $1.0 million, or 3.0%, due primarily to increased healthcare costs of $1.4 million, or 9.2%. Also contributing to the increase was a $626,000, or 8.0%, increase in profit sharing expenses. These increases were offset by decreased costs related to the Corporation’s defined benefit pension plan of $1.3 million, or 36.1%, as a result of a $10.7 million contribution to the plan in 2005.
Net occupancy expense increased $7.2 million, or 24.7%, due to acquisitions contributing $5.1 million, the expansion of the branch network, higher maintenance and utility costs, increased rent expense and depreciation of real property. Equipment expense increased $2.3 million, or 19.4%, in 2006, due to acquisitions contributing $1.8 million, increased depreciation expense for equipment, higher rent expense related to office equipment and additions from the expansion of the branch network. A total of 12 and 8 new branch offices were opened in 2006 and 2005, respectively.
Data processing expense decreased $167,000, or 1.3%, due to savings realized from the consolidation of back office systems of two of the Corporation’s recently acquired subsidiary banks, offset by increases of $1.2 million attributable to acquisitions. Advertising expense increased $1.8 million, or 20.6%, primarily related to acquisitions contributing $1.3 million and due to increased discretionary promotional campaigns during 2006. Professional fees decreased $336,000, or 6.2%, primarily related to legal fee recoveries in 2006 related to recoveries of non-accrual loans, offset by increases of $321,000 attributable to acquisitions.
Other expenses increased $2.4 million, or 5.4%, in 2006. The impact of acquisitions added $4.3 million to other expenses. Excluding acquisitions, the $1.9 million decrease in other expenses was mainly due to a decrease of $1.0 million in losses recorded in connection with the settlement of a previously disclosed lawsuit. In addition, in 2005, the Corporation recorded a $600,000 expense for a loss incurred in a subsidiary bank’s mortgage operations. Finally, the Corporation realized certain state tax recoveries in 2006.
Income Taxes
Income taxes decreased $16.9 million, or 21.0%, in 2007 and increased $9.1 million, or 12.7%, in 2006. The Corporation’s effective tax rate (income taxes divided by income before income taxes) was 29.4%, 30.2% and 30.1% in 2007, 2006 and 2005, respectively. In general, the variances from the 35% Federal statutory rate consisted of tax-exempt interest income and investments in low and moderate income housing partnerships (LIH Investments), which generate Federal tax credits. Net credits associated with LIH investments were $3.7 million, $3.9 million and $4.9 million in 2007, 2006 and 2005, respectively. The additional decrease in the effective rate in 2007 resulted from the significant losses incurred in 2007 for the Resource Mortgage issues generating a tax benefit at the Corporation’s 35% marginal Federal income tax rate.
For additional information regarding income taxes, see Note K, “Income Taxes”, in the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION
The table below presents a comparative condensed ending balance sheet for the Corporation.

	December 31		Increase (decrease)
	2007	2006	$	%
	(dollars in thousands)
Assets:
Cash and due from banks	$381,283	$355,018	$26,265	7.4%
Other earning assets	125,137	267,230	(142,093)	(53.2)
Investment securities	3,153,552	2,878,238	275,314	9.6
Loans, net of allowance	11,096,877	10,267,439	829,438	8.1
Premises and equipment	193,296	191,401	1,895	1.0
Goodwill and intangible assets	654,908	663,775	(8,867)	(1.3)
Other assets	318,045	295,863	22,182	7.5

Total Assets	$15,923,098	$14,918,964	$1,004,134	6.7%

Liabilities and Shareholders’ Equity:
Deposits	$10,105,445	$10,232,469	$(127,024)	(1.2%)
Short-term borrowings	2,383,944	1,680,840	703,104	41.8
Long-term debt	1,642,133	1,304,148	337,985	25.9
Other liabilities	216,656	185,197	31,459	17.0

Total Liabilities	14,348,178	13,402,654	$945,524	7.1

Shareholders’ equity	1,574,920	1,516,310	58,610	3.9

Total Liabilities and Shareholders’ Equity	$15,923,098	$14,918,964	$1,004,134	6.7%

Total assets increased $1.0 billion, or 6.7%, to $15.9 billion at December 31, 2007, from $14.9 billion at December 31, 2006. Total loans, net of the allowance for loan losses, increased $829.4 million, or 8.1%. During 2007, proceeds from short and long-term borrowings were used to fund loan growth, and to a lesser extent, investment security purchases. Total deposits decreased $127.0 million, or 1.2%, to $10.1 billion at December 31, 2007, while total borrowings increased $1.0 billion, or 34.9%.

Loans
The following table presents loans outstanding, by type, as of the dates shown:

	December 31
	2007	2006	2005	2004	2003
	(in thousands)
Commercial – industrial, financial and agricultural	$3,427,085	$2,965,186	$2,375,669	$2,273,138	$1,948,968
Real-estate – commercial mortgage	3,502,282	3,213,809	2,831,405	2,461,016	1,992,650
Real-estate – residential mortgage	851,577	696,836	567,733	543,072	434,568
Real-estate – home equity	1,501,231	1,455,439	1,205,523	1,107,067	888,409
Real-estate – construction	1,342,923	1,428,809	851,451	595,567	307,108
Consumer	500,708	523,066	520,098	488,059	498,428
Leasing and other	89,383	100,711	79,738	72,795	77,646

	11,215,189	10,383,856	8,431,617	7,540,714	6,147,777
Unearned income	(10,765)	(9,533)	(6,889)	(6,799)	(7,577)

Total	$11,204,424	$10,374,323	$8,424,728	$7,533,915	$6,140,200

Total loans, net of unearned income, increased $830.1 million, or 8.0%, in 2007, primarily due to increases in commercial loan and commercial mortgage categories, which together grew $750.4 million, or 12.1%, offset by decreases in construction loans ($85.9 million, or 6.0%) and consumer loans ($22.4 million, or 4.3%). Increases in residential mortgage loans of $154.7 million, or 22.2%, and in home equity loans of $45.8 million, or 3.1%, also contributed to the increase in loans. The growth in these types of loans resulted from originations of adjustable rate mortgages for portfolio and the repurchase of loans by Resource Mortgage.
Approximately $4.8 billion, or 43.2%, of the Corporation’s loan portfolio was in commercial mortgage and construction loans at December 31, 2007, compared to 44.8% at December 31, 2006. While the Corporation does not have a concentration of credit risk with any single borrower or industry, repayments on loans in these portfolios can be negatively influenced by decreases in real estate values. The Corporation mitigates this risk through stringent underwriting policies and procedures.
Investment Securities
The following table presents the carrying amount of investment securities held to maturity (HTM) and available for sale (AFS) as of the dates shown:

	December 31
	2007			2006			2005
	HTM	AFS	Total	HTM	AFS	Total	HTM	AFS	Total
	(in thousands)
Equity securities	$—	$191,725	$191,725	$—	$165,636	$165,636	$—	$135,532	$135,532
U.S. Government securities	—	14,536	14,536	—	17,066	17,066	—	35,118	35,118
U.S. Government sponsored agency securities	6,478	202,523	209,001	7,648	288,465	296,113	7,512	212,650	220,162
State and municipal	1,120	521,538	522,658	1,262	488,279	489,541	5,877	438,987	444,864
Corporate debt securities	25	165,982	166,007	75	70,637	70,712	—	65,834	65,834
Collateralized mortgage obligations	—	594,775	594,775	—	492,524	492,524	—	262,503	262,503
Mortgage-backed securities	2,662	1,452,188	1,454,850	3,539	1,343,107	1,346,646	4,869	1,393,263	1,398,132

Total	$10,285	$3,143,267	$3,153,552	$12,524	$2,865,714	$2,878,238	$18,258	$2,543,887	$2,562,145

Total investment securities increased $275.3 million, or 9.6%, to a balance of $3.2 billion at December 31, 2007. Proceeds from maturities and sales were reinvested in the portfolio based on balance sheet management considerations, such as the Corporation’s overall funding position and the current and expected interest rate environment. The increase over 2006 reflects the “pre-purchase” of investments with cash proceeds that are expected to be received over the next six months, generally from U.S. government sponsored agency mortgage-backed securities. This allowed the Corporation to obtain rates more favorable than those expected in the near future.
The Corporation classified 99.7% of its investment portfolio as available for sale at December 31, 2007 and, as such, these investments were recorded at their estimated fair values. The net unrealized loss on non-equity available for sale investment securities decreased from $41.0 million at December 31, 2006 to $6.5 million at December 31, 2007, generally due to changes in interest rates.
At December 31, 2007, equity securities consisted of FHLB and other government agency stock ($109.7 million), stocks of other financial institutions ($69.4 million) and mutual funds and other ($12.6 million). Historically, the financial institutions stock portfolio was a source of capital appreciation and realized gains ($1.8 million in 2007, $7.0 million in 2006 and $5.8 million in 2005). However, this portfolio has experienced recent declines in value consistent with the industry as a whole, and as of December 31, 2007, the portfolio has net unrealized losses of $23.3 million. Management evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider those investments to be other than temporarily impaired at December 31, 2007.
As of December 31, 2007, the Corporation did not have any collateralized debt obligations in its investment portfolio, and all of its mortgage-backed securities and collateralized mortgage obligations were government sponsored agency-guaranteed.
Other Assets
Cash and due from banks increased $26.3 million, or 7.4%. Because of the daily fluctuations that result in the normal course of business, cash is more appropriately analyzed in terms of average balances. On an average balance basis, cash and due from banks decreased $6.1 million, or 1.8%, from $335.9 million in 2006 to $329.8 million in 2007.
Other earning assets decreased $142.1 million, or 53.2%, primarily due to a $135.1 million, or 56.5%, decrease in loans held for sale. The decrease in loans held for sale was due to an increase in average longer-term mortgage rates during 2006 and the first half of 2007 and the exit from the national wholesale residential mortgage business at Resource Mortgage.
Premises and equipment increased $1.9 million, or 1.0%, to $193.3 million. The increase reflects additions primarily for the construction of new branch facilities, offset by the sales of branch and office facilities during 2007. The Corporation expects to incur approximately $12 million of capital expenditures related to information technology hardware and software, which will be purchased from third party vendors, in 2008.
Goodwill and intangible assets decreased $8.9 million, or 1.3%. The decrease was due primarily to $8.3 million of amortization expense related to intangible assets, and $1.1 million of trade name intangible asset write-offs recorded in 2007. See also Note F, “Goodwill and Intangible Assets”, in the Notes to Consolidated Financial Statements for additional information.
Other assets increased $22.2 million, or 7.5%, to $318.0 million. The increase was primarily due to a $10.8 million increase in other real estate owned, due to the 2007 Resource Mortgage loan repurchases, a $7.4 million increase in the deferred tax asset due to the reserve for Resource Mortgage loans which may be repurchased, and an increase of $6.8 million related to a reclassification of the overfunded status of the Corporation’s defined benefit pension plan, which was curtailed in April 2007. These increases were offset by a $4.8 million decrease in receivables related to investment security sales and maturities. See also Note L, “Employee Benefit Plans”, in the Notes to Consolidated Financial Statements for additional information related to the Corporation’s curtailment of the defined benefit pension plan.
Deposits and Borrowings
Deposits decreased $127.0 million, or 1.2%, to $10.1 billion at December 31, 2007. During 2007, total demand deposits decreased $77.8 million, or 2.2%, savings deposits decreased $155.8 million, or 6.8%, and time deposits increased $106.5 million, or 2.4%. The increase in time deposits resulted from the price sensitivity of customers who have taken advantage of favorable interest rates offered on time deposits.
Short-term borrowings increased $703.1 million, or 41.8%, primarily due to a $650.0 million increase in overnight FHLB advances and partially due to a $52.8 million increase in short-term promissory notes and customer repurchase agreements. Long-term debt increased $338.0 million, or 25.9%, primarily due to an increase in FHLB advances to fund loan growth and investment purchases, as well as the Corporation’s issuance of $100.0 million of ten-year subordinated notes in May 2007.
As a result of decreases in demand and savings deposits, in late 2007 the Corporation increased its variable rate funding in the form of short-term borrowings to support continued loan growth and to fund investment securities purchases. This is in contrast to the trend of lower reliance on short-term borrowings which occurred throughout the second half of 2006 and the first half of 2007, which resulted in a decrease in short-term borrowings on an annual average basis, as shown in the “Net Interest Income” section of Management’s Discussion.
Other Liabilities
Other liabilities increased $31.5 million, or 17.0%. The increase was primarily attributable to a $7.8 million increase in accrued interest payable related to the increase in time deposit balances, a $12.8 million increase in the reserve for potential repurchases of residential mortgage loans and home equity loans sold by Resource Mortgage, and a $4.7 million increase related to the Corporation’s reclassification of its reserve for unfunded commitments from the allowance for loan losses to other liabilities as of December 31, 2007.
Shareholders’ Equity
Total shareholders’ equity increased $58.6 million, or 3.9%, to $1.6 billion, or 9.9% of ending total assets, as of December 31, 2007. This growth was due primarily to 2007 net income of $152.7 million, a $9.1 million reversal of other comprehensive loss due to the curtailment of the defined benefit pension plan, an increase of $8.5 million related to unrealized holding gains on investment securities, and $7.5 million of stock issuances. These increases were offset by $103.5 million of dividends paid to shareholders and $18.2 million of treasury stock purchases.
Total treasury stock purchases were approximately 1.2 million shares in 2007, 1.1 million shares in 2006 and 5.3 million shares in 2005. The Corporation had a stock repurchase plan in place for 1.0 million shares which expired on December 31, 2007. Through December 31, 2007, 135,000 shares had been repurchased under this plan.
The dividend payout ratio, or dividends per share divided by diluted net income per share, of 68.0% in 2007 increased from 54.8% in 2006. This growth reflects a lower net income level, while maintaining a consistent dividend rate.
The Corporation and its subsidiary banks are subject to regulatory capital requirements administered by various banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital to average assets (as defined). As of December 31, 2007, the Corporation and each of its bank subsidiaries met the minimum capital requirements. In addition, all of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations. See also Note J, “Regulatory Matters”, in the Notes to Consolidated Financial Statements.

Contractual Obligations and Off-Balance Sheet Arrangements
The Corporation has various financial obligations that require future cash payments. These obligations include the payment of liabilities recorded on the Corporation’s consolidated balance sheet as well as contractual obligations for purchased services or for operating leases. The following table summarizes significant contractual obligations to third parties, by type, that were fixed and determinable at December 31, 2007:

	Payments Due In
	One Year	One to	Three to	Over Five
	or Less	Three Years	Five Years	Years	Total
	(in thousands)
Deposits with no stated maturity (1)	$5,568,900	$—	$—	$—	$5,568,900
Time deposits (2)	3,732,333	472,626	138,218	193,368	4,536,545
Short-term borrowings (3)	2,383,944	—	—	—	2,383,944
Long-term debt (3)	143,490	557,997	70,244	870,402	1,642,133
Operating leases (4)	9,008	14,408	12,208	42,992	78,616
Purchase obligations (5)	21,516	23,532	3,887	—	48,935

(1)	Includes demand deposits and savings accounts, which can be withdrawn by customers at any time.

(2)	See additional information regarding time deposits in Note H, “Deposits”, in the Notes to Consolidated Financial Statements.

(3)	See additional information regarding borrowings in Note I, “Short-Term Borrowings and Long-Term Debt”, in the Notes to Consolidated Financial Statements.

(4)	See additional information regarding operating leases in Note N, “Leases”, in the Notes to Consolidated Financial Statements.

(5)	Includes significant information technology, telecommunication and data processing outsourcing contracts. Variable obligations, such as those based on transaction volumes, are not included.
In addition to the contractual obligations listed in the preceding table, the Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk that are not recognized on the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued to guarantee the financial or performance obligation of a customer to a third party. Commitments and standby letters of credit do not necessarily represent future cash needs as they may expire without being drawn.
The following table presents the Corporation’s commitments to extend credit and letters of credit as of December 31, 2007 (in thousands):

Commercial mortgage, construction and land development	$596,169
Home equity	774,159
Credit card	381,732
Commercial and other	2,549,023

Total commitments to extend credit	$4,301,083

Standby letters of credit	$760,909
Commercial letters of credit	25,974

Total letters of credit	$786,883

CRITICAL ACCOUNTING POLICIES
The following is a summary of those accounting policies that the Corporation considers to be most important to the portrayal of its financial condition and results of operations, as they require management’s most difficult judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.
Allowance for Credit Losses – The Corporation accounts for the credit risk associated with its lending activities through the allowance for credit losses. The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the existing loan portfolio. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments, the balance of which is included in other liabilities. The provision for loan losses is the periodic charge to earnings, which is necessary to adjust the allowance for credit losses to its proper balance. The Corporation assesses the adequacy of its allowance through a methodology that consists of the following:
-	Identifying loans for individual review under Statement 114. In general, these consist of large balance commercial loans and commercial mortgages that are rated less than “satisfactory” based upon the Corporation’s internal credit-rating process.

-	Assessing whether the loans identified for review under Statement 114 are “impaired”. That is, whether it is probable that all amounts will not be collected according to the contractual terms of the loan agreement.

-	For loans reviewed under Statement 114, calculating the estimated fair value, using observable market prices, discounted cash flows or the value of the underlying collateral.

-	Classifying all non-impaired large balance loans based on credit risk ratings and allocating an allowance for loan losses based on appropriate factors, including recent loss history for similar loans.

-	Identifying all smaller balance homogeneous loans for evaluation collectively under the provisions of Statement 5. In general, these loans include residential mortgages, consumer loans, installment loans, smaller balance commercial loans and mortgages and lease receivables.

-	Statement 5 loans are segmented into groups with similar characteristics and an allowance for loan losses is allocated to each segment based on recent loss history and other relevant information.

-	Reviewing the results to determine the appropriate balance of the allowance for credit losses. This review gives additional consideration to factors such as the mix of loans in the portfolio, the balance of the allowance relative to total loans and non-performing assets, trends in the overall risk profile of the portfolio, trends in delinquencies and non-accrual loans and local and national economic conditions.

-	An unallocated allowance is maintained to recognize the inherent imprecision in estimating and measuring loss exposure.

-	Documenting the results of its review in accordance with SAB 102.
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
Goodwill and Intangible Assets – Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (Statement 142) addresses the accounting for goodwill and intangible assets subsequent to acquisition. Intangible assets are amortized over their estimated lives. Some intangible assets have indefinite lives and are, therefore, not amortized. All intangible assets must be evaluated for impairment if certain events occur. Any impairment write-downs are recognized as expense on the consolidated statements of income.
Goodwill is not amortized to expense, but is evaluated at least annually for impairment. The Corporation completes its annual goodwill impairment test as of October 31st of each year. The Corporation tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units. A fair value is then determined for each reporting unit. If the fair values of the reporting units exceed their book values, no write-down of the recorded goodwill is necessary. If the fair values are less than the book values, an additional valuation procedure is necessary to assess the proper carrying value of the goodwill. The Corporation determined that no impairment write-offs were necessary during 2007, 2006 and 2005.
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
The Corporation must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are more likely than not to not be recovered, a valuation allowance must be recognized. The Corporation recorded a valuation allowance of $7.2 million as of December 31, 2007 for certain state net operating losses that are not expected to be recovered. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Corporation’s consolidated financial statements.
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

The Corporation adopted the provisions of FIN 48 on January 1, 2007. As a result of adopting FIN 48, the existing reserve for unrecognized tax positions, which was recorded in other liabilities, was reduced by $220,000, with an offsetting increase to retained earnings. As of December 31, 2007, the Corporation’s reserve for unrecognized tax positions was $5.8 million.
See also Note K, “Income Taxes”, in the Notes to Consolidated Financial Statements.
Recent Accounting Pronouncements
In September 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements ” (EITF 06-4). EITF 06-4 addresses accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF 06-4 would require that the postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement be recognized as a liability by the employer if that obligation has not been settled through the related insurance arrangement. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, or January 1, 2008 for the Corporation. The adoption of EITF 06-4 is not expected to have a material impact on the consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosure requirements for fair value measurements. Statement 157 does not require any new fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007, or January 1, 2008 for the Corporation. The adoption of Statement 157 is not expected to have a material impact on the consolidated financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities —Including an Amendment of FASB Statement No. 115” (Statement 159). Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value and amends Statement 115 to, among other things, require certain disclosures for amounts for which the fair value option is applied. Additionally, this standard provides that an entity may reclassify held-to-maturity and available-for-sale securities to the trading account when the fair value option is elected for such securities, without calling into question the intent to hold other securities to maturity in the future. This standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or January 1, 2008 for the Corporation. The adoption of Statement 159 is not expected to have a material impact on the consolidated financial statements.
In March 2007, the FASB ratified EITF Issue 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). EITF 06-10 addresses accounting for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF 06-10 provides guidance for determining the liability for the postretirement benefit aspects of collateral assignment-type split-dollar life insurance arrangements, as well as the recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, or January 1, 2008 for the Corporation. The adoption of EITF 06-10 is not expected to have a material impact on the consolidated financial statements.
In June 2007, the FASB ratified EITF Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 requires that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007, or January 1, 2008 for the Corporation. The adoption of EITF 06-11 is not expected to have a material impact on the consolidated financial statements.
In November 2007, the SEC issued Staff Accounting Bulletin No. 109 (Topic 5DD), “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 provides an interpretation of the SEC’s views regarding derivative loan commitments that are accounted for at fair value through earnings under U.S. GAAP. Specifically, the interpretation requires registrants that record fair value measurements of derivative loan commitments through earnings also include the future cash flows related to the loan’s servicing rights. SAB 109 is effective for all derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007, or January 1, 2008 for the Corporation. The adoption of SAB 109 is not expected to have a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (Statement 141R). The statement establishes principles and requirements for how an acquirer: recognizes and measures in its financial statement the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement 141R is effective for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or January 1, 2009 for the Corporation. This standard does not impact acquisitions consummated prior to December 31, 2008.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (Statement 160), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement is effective for periods beginning on or after December 15, 2008, or January 1, 2009 for the Corporation. The Corporation is currently evaluating the impact of Statement 160 on the consolidated financial statements.

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
Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s equity investments consist of common stocks of publicly traded financial institutions, U.S. Government sponsored agency stocks and money market mutual funds. The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had a cost basis of approximately $92.7 million and a fair value of $69.4 million at December 31, 2007. Gross unrealized gains and losses in this portfolio were approximately $281,000 and $23.6 million at December 31, 2007, respectively.
Although the carrying value of the financial institutions stocks accounted for only 0.4% of the Corporation’s total assets, the Corporation has a history of realizing gains from this portfolio. However, significant declines in the values of financial institution stocks held in this portfolio have reduced the likelihood of realizing significant gains in the near term. In addition, if the values of the stocks held in this portfolio continue to decline and there is an indication that the decline is “other than temporary”, the Corporation may be required to write-down the values of financial institution stocks in the future, depending on the facts and circumstances surrounding the decrease in the fair value of each individual financial institution’s stock.
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
The Corporation has evaluated, based on existing accounting guidance, whether any unrealized losses on individual equity investments constituted other than temporary impairment, which would require a write-down through a charge to earnings. Based on the results of such evaluations, the Corporation recorded write-downs of $292,000 in 2007, $122,000 in 2006 and $65,000 in 2005 for specific equity securities which were deemed to exhibit other than temporary impairment in value. Additional impairment charges may be necessary depending upon the performance of the equity markets in general and the performance of the individual investments held by the Corporation. See also Note C, “Investment Securities”, in the Notes to Consolidated Financial Statements.
In addition to its equity portfolio, the Corporation’s investment management and trust services revenue could be impacted by fluctuations in the securities markets. A portion of the Corporation’s trust revenue is based on the value of the underlying investment portfolios. If securities values decline, the Corporation’s revenue could be negatively impacted. In addition, the ability of the Corporation to sell its equities brokerage services is dependent, in part, upon consumers’ level of confidence in the outlook for rising securities prices.
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
The Corporation’s sources and uses of cash were discussed in general terms in the “Overview” section of Management’s Discussion. The consolidated statements of cash flows provide additional information. The Corporation generated $304.7 million in cash from operating activities during 2007, mainly due to net income and the proceeds from the sales of mortgage loans held for sale exceeding the originations of mortgage loans held for sale. Investing activities resulted in a net cash outflow of $1.1 billion in 2007 due to the purchase of investment securities and the net increase in loans exceeding the proceeds from sales and maturities of investments. Financing activities resulted in net cash proceeds of $800.2 million in 2007, compared to net cash proceeds of $911.8 million in 2006 as net funds provided by additions of long-tern debt and short-term borrowings and increases in time deposits exceeded repayments of long-term debt, decreases in demand and savings accounts, and shareholder dividends.
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
In 2007, the Parent Company entered into a revolving line of credit agreement with an unaffiliated bank. Under the terms of the agreement, the Parent Company can borrow up to $100.0 million with interest calculated based on a short-term London Interbank Offering Rate (LIBOR) repriced daily. The credit agreement requires the Corporation to maintain certain financial ratios related to capital strength and earnings. As of December 31, 2007, there were no amounts outstanding under this agreement. The Corporation was in compliance with all required covenants under the credit agreement as of December 31, 2007.
In May 2007, the Corporation issued $100.0 million of ten-year subordinated notes, which mature on May 1, 2017 and carry a fixed rate of 5.75%, and an effective rate of approximately 5.96% as a result of issuance costs. Interest is paid semi-annually in May and November of each year. In January 2006, the Corporation purchased all of the common stock of a new Delaware business trust, Fulton Capital Trust I, which was formed for the purpose of issuing $150.0 million of trust preferred securities at an effective rate of approximately 6.50%. In connection with this transaction, the Parent Company issued $154.6 million of junior subordinated deferrable interest debentures to the trust. These debentures carry the same rate and mature on February 1, 2036. In 2005, the Corporation issued $100.0 million of ten-year subordinated notes, which mature April 1, 2015 and carry a fixed rate of 5.35% and an effective rate of 5.49% as a result of issuance costs. Interest is paid semi-annually.
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
At December 31, 2007, liquid assets (defined as cash and due from banks, short-term investments, Federal funds sold, mortgages available for sale, securities available for sale, and non-mortgage-backed securities held to maturity due in one year or less) totaled $3.6 billion, or 22.9% of total assets. This level of liquid assets compares to $3.5 billion, or 23.2% of total assets, at December 31, 2006.

The following tables present the expected maturities of investment securities at December 31, 2007 and the weighted average yields of such securities (calculated based on historical cost):
HELD TO MATURITY (at amortized cost)

	MATURING
			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
U.S. Government sponsored agency securities	$—	—	$6,478	4.50%	$—	—	$—	—
State and municipal (1)	142	4.16	978	6.12	—	—	—	—
Other securities	25	—	—	—	—	—	—	—

Total	$167	3.53%	$7,456	4.72%	$—	—	$—	—

Mortgage-backed securities (2)	$2,662	6.48%

AVAILABLE FOR SALE (at estimated fair value)

	MATURING
			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
U.S. Government securities	$14,536	5.00%	$—	—	$—	—	$—	—
U.S. Government sponsored agency securities (3)	32,841	4.66	165,026	5.08	3,800	5.13	856	6.68
State and municipal (1)	32,931	4.77	309,238	4.81	28,678	6.61	150,691	6.73
Other securities	2,285	6.20	2,938	6.97	34,509	6.07	126,250	7.14

Total	$82,593	4.81%	$477,202	4.91%	$66,987	6.24%	$277,797	6.92%

Collateralized mortgage obligations (2)	$594,775	5.35%

Mortgage-backed securities (2)	$1,452,188	4.50%

(1)	Weighted average yields on tax-exempt securities have been computed on a fully tax-equivalent basis assuming a tax rate of 35% and statutory interest expense disallowances.

(2)	Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans. For the purpose of this table, the entire balance and weighted average rate is shown in one period.

(3)	Includes Small Business Administration securities, whose maturities are dependent upon prepayments on the underlying loans. For the purpose of this table, amounts are based upon contractual maturities.
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

The following table presents the approximate contractual maturity and interest rate sensitivity of certain loan types, excluding consumer loans and leases, subject to changes in interest rates as of December 31, 2007:

		One
	One Year	Through	More Than
	or Less	Five Years	Five Years	Total
		(in thousands)
Commercial, financial and agricultural:
Floating rate	$1,721,417	$546,461	$234,115	$2,501,993
Fixed rate	308,210	483,352	133,530	925,092

Total	$2,029,627	$1,029,813	$367,645	$3,427,085

Real-estate – mortgage:
Floating rate	$826,614	$1,876,348	$1,301,157	$4,004,119
Fixed rate	455,635	1,054,141	341,195	1,850,971

Total	$1,282,249	$2,930,489	$1,642,352	$5,855,090

Real-estate – construction:
Floating rate	$949,959	$144,220	$49,519	$1,143,698
Fixed rate	68,823	60,525	69,877	199,225

Total	$1,018,782	$204,745	$119,396	$1,342,923

From a funding standpoint, even though the Corporation has experienced notable changes in the composition and interest sensitivity of its “core” deposit base, it has been able to rely on this base to provide needed liquidity. In addition, the Corporation issues certificates of deposits in various denominations, including jumbo time deposits, repurchase agreements and short-term borrowings as potential sources of liquidity.
Contractual maturities of time deposits of $100,000 or more outstanding at December 31, 2007 are as follows (in thousands):

Three months or less	$485,929
Over three through six months	425,847
Over six through twelve months	335,075
Over twelve months	145,560

Total	$1,392,411

Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. At December 31, 2007, the Corporation had $1.9 billion in overnight and term advances outstanding from the FHLB with an additional $751.2 million of borrowing capacity (including both short-term funding on its lines of credit and long-term borrowings). This availability, along with Federal funds lines at various correspondent banks, provides the Corporation with additional liquidity.

The following table provides information about the Corporation’s interest rate sensitive financial instruments. The table presents expected cash flows and weighted average rates for each significant interest rate sensitive financial instrument, by expected maturity period (dollars in thousands).

	Expected Maturity Period							Estimated
	2008	2009	2010	2011	2012	Beyond	Total	Fair Value
Fixed rate loans (1)	$1,006,084	$722,089	$523,740	$357,721	$248,789	$554,477	$3,412,900	$3,404,838
Average rate	6.61%	6.47%	6.65%	6.82%	6.82%	6.47%	6.60%
Floating rate loans (1) (7)	3,528,533	943,024	692,669	567,324	466,129	1,588,467	7,786,146	7,785,853
Average rate	7.45%	7.31%	7.40%	7.43%	6.94%	6.72%	7.24%

Fixed rate investments (2)	681,565	437,012	554,037	221,725	219,988	700,652	2,814,979	2,813,492
Average rate	4.24%	4.23%	3.88%	4.48%	4.95%	5.54%	4.56%
Floating rate investments (2)	1,208	60	500	—	—	158,495	160,263	155,360
Average rate	4.72%	5.94%	6.63%	—	—	5.95%	5.94%

Other interest-earning assets	125,137	—	—	—	—	—	125,137	125,137
Average rate	6.03%	—	—	—	—	—	6.03%

Total	$5,342,527	$2,102,185	$1,770,946	$1,146,770	$934,906	$3,002,091	$14,299,425	$14,284,680
Average rate	6.85%	6.38%	6.08%	6.67%	6.44%	6.36%	6.54%

Fixed rate deposits (3)	$3,742,002	$323,267	$146,335	$82,034	$51,470	$159,615	$4,504,723	$4,512,434
Average rate	4.60%	4.29%	4.40%	4.75%	4.39%	4.38%	4.56%
Floating rate deposits (4)	1,688,576	259,135	259,135	245,664	238,509	2,909,827	5,600,846	5,600,847
Average rate	2.48%	0.96%	0.96%	0.86%	0.80%	0.63%	1.24%

Fixed rate borrowings (5)	183,094	199,107	354,131	25,108	45,098	481,868	1,288,406	1,331,490
Average rate	5.46%	4.66%	5.36%	5.08%	4.96%	5.48%	5.29%
Floating rate borrowings (6)	2,380,398	—	—	—	—	356,930	2,737,328	2,737,328
Average rate	4.14%	—	—	—	—	3.92%	4.11%

Total	$7,994,070	$781,509	$759,601	$352,806	$335,077	$3,908,240	$14,131,303	$14,182,099
Average rate	4.03%	3.28%	3.67%	2.07%	1.91%	1.68%	3.22%

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments.

(2)	Amounts are based on contractual maturities; adjusted for expected prepayments on mortgage-backed securities, collateralized mortgage obligations and expected calls on agency and municipal securities.

(3)	Amounts are based on contractual maturities of time deposits.

(4)	Estimated based on history of deposit flows.

(5)	Amounts are based on contractual maturities of debt instruments, adjusted for possible calls.

(6)	Amounts include Federal funds purchased, short-term promissory notes, floating FHLB advances and securities sold under agreements to repurchase, which mature in less than 90 days, in addition to junior subordinated deferrable interest debentures.

(7)	Line of credit amounts are based on historical cash flow assumptions, with an average life of approximately 5 years.
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
In addition to the interest rate sensitive financial instruments included in the preceding table, the Corporation also had interest rate swaps with a notional amount of $248.0 million as of December 31, 2007. These swaps were used to hedge certain long-term fixed rate certificates of deposit. The terms of the certificates of deposit and the interest rate swaps are similar and were committed to simultaneously. Under the terms of the swap agreements, the Corporation is the fixed rate receiver and the floating rate payer (generally tied to the three-month LIBOR, a common index used for setting rates between financial institutions). The combination of the interest rate swaps and the issuance of the certificates of deposit generates long-term floating rate funding for the Corporation. As of December 31, 2007, the Corporation’s weighted average receive and pay rates were 4.72% and 4.89%, respectively.

Included within the $7.8 billion of floating rate loans above, are $3.4 billion, or 43% of the total, that float with the prime interest rate, $3.6 billion, or 46%, of adjustable rate loans, and $800.0 million of loans which float with other interest rates, primarily LIBOR. The $3.6 billion of adjustable rate loans include loans that are fixed rate instruments for a certain period of time, and then convert to floating rates. The following table presents the percentage of adjustable rate loans, stratified by their initial fixed term:

Percent of Total
Adjustable Rate
Fixed Rate Term	Loans
One year	30.6%
Two years	21.1
Three years	19.2
Four years	14.6
Five years	10.9
Greater than five years	3.6
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
Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into repricing periods. The sum of assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits having no contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans, mortgage-backed securities and collateralized mortgage obligations includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative six-month ratio of rate sensitive assets to rate sensitive liabilities (RSA/RSL) to a range of 0.85 to 1.00. During the fourth quarter of 2007, economic forecasts became heavily biased toward a more protracted period of declining interest rates. As a result, the Corporation undertook measures to mitigate the negative impact of declining interest rates on net interest income. Such measures included, but were not limited to, increased emphasis on shorter duration wholesale funding sources and decreased emphasis on higher-rate, longer duration retail certificates of deposit. While these efforts were successful in reducing the Corporation’s exposure to declining interest rates, greater than anticipated declines in retail certificates of deposits resulted in a cumulative six-month gap position that was slightly outside of policy limits at December 31, 2007. The cumulative six-month gap as of December 31, 2007 was a negative 8.5% and the cumulative six-month RSA/RSL was 0.83. By January 31, 2008, however, this policy exception was corrected.
It is important to note that static gap analysis does not give effect to prepayments or extensions of loans as a result of changes in general market rates. Moreover, the static gap position does not indicate the opportunities to reprice assets and liabilities within certain time frames, or account for timing differences that occur during periods of repricing. Consequently, the Corportion also uses a simulation analysis to assess and manage its interest rate risk. Net interest income simulation results, as of December 31, 2007 indicated a very neutral position in both rising and declining interest rate environments.
The simulation analysis measures the potential change in earnings over a one-year time horizon and in the economic value of portfolio equity, captures optionality factors such as call features embedded in the investment portfolio and actual or implied caps or floors embedded in loan and deposit product pricing, and includes assumptions as to the timing and magnitude of movements in interest rates associated with the Corporation’s variable rate funding sources.
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

	Annual change
	in net interest
Rate Shock	income	% Change
+300 bp	- $ 3.5 million	-0.7%
+200 bp	- $ 2.3 million	-0.5%
+100 bp	- $ 1.2 million	-0.2%
-100 bp	- $ 0.6 million	-0.1%
-200 bp	- $ 5.3 million	-1.0%
-300 bp	- $ 11.2 million	-2.2%
Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point shock movement in interest rates. As of December 31, 2007, the Corporation was within economic value of equity policy limits.

Item 8. Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per-share data)

	December 31
	2007	2006

Assets
Cash and due from banks	$381,283	$355,018
Interest-bearing deposits with other banks	11,330	27,529
Federal funds sold	9,823	659
Loans held for sale	103,984	239,042
Investment securities:
Held to maturity (estimated fair value of $10,399 in 2007 and $12,534 in 2006)	10,285	12,524
Available for sale	3,143,267	2,865,714

Loans, net of unearned income	11,204,424	10,374,323
Less: Allowance for loan losses	(107,547)	(106,884)

Net Loans	11,096,877	10,267,439

Premises and equipment	193,296	191,401
Accrued interest receivable	73,435	71,825
Goodwill	624,072	626,042
Intangible assets	30,836	37,733
Other assets	244,610	224,038

Total Assets	$15,923,098	$14,918,964

Liabilities
Deposits:
Noninterest-bearing	$1,722,211	$1,831,419
Interest-bearing	8,383,234	8,401,050

Total Deposits	10,105,445	10,232,469

Short-term borrowings:
Federal funds purchased	1,057,335	1,022,351
Other short-term borrowings	1,326,609	658,489

Total Short-Term Borrowings	2,383,944	1,680,840

Accrued interest payable	69,238	61,392
Other liabilities	147,418	123,805
Federal Home Loan Bank advances and long-term debt	1,642,133	1,304,148

Total Liabilities	14,348,178	13,402,654

Shareholders’ Equity
Common stock, $2.50 par value, 600 million shares authorized, 191.8 million shares issued in 2007 and 190.8 million shares issued in 2006	479,559	476,987
Additional paid-in capital	1,254,369	1,246,823
Retained earnings	141,993	92,592
Accumulated other comprehensive loss	(21,773)	(39,091)
Treasury stock (18.3 million shares in 2007 and 17.1 million shares in 2006), at cost	(279,228)	(261,001)

Total Shareholders’ Equity	1,574,920	1,516,310

Total Liabilities and Shareholders’ Equity	$15,923,098	$14,918,964

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per-share data)

	Year Ended December 31
	2007	2006	2005

Interest Income
Loans, including fees	$801,175	$727,297	$517,413
Investment securities:
Taxable	99,621	97,652	74,921
Tax-exempt	17,423	14,896	12,114
Dividends	8,227	6,568	4,793
Loans held for sale	11,501	15,564	14,940
Other interest income	1,630	2,530	1,586

Total Interest Income	939,577	864,507	625,767

Interest Expense
Deposits	294,395	246,941	140,774
Short-term borrowings	73,983	78,043	34,414
Long-term debt	82,455	53,960	38,031

Total Interest Expense	450,833	378,944	213,219

Net Interest Income	488,744	485,563	412,548
Provision for Loan Losses	15,063	3,498	3,120

Net Interest Income After Provision for Loan Losses	473,681	482,065	409,428

Other Income
Service charges on deposit accounts	46,500	43,773	40,198
Investment management and trust services	38,665	37,441	35,669
Other service charges and fees	32,151	26,792	24,229
Gains on sales of mortgage loans	14,294	21,086	25,032
Investment securities gains, net	1,740	7,439	6,625
Other	14,674	13,344	12,545

Total Other Income	148,024	149,875	144,298

Other Expenses
Salaries and employee benefits	217,526	213,913	181,889
Net occupancy expense	39,965	36,493	29,275
Operating risk loss	27,229	4,818	5,552
Equipment expense	13,892	14,251	11,938
Data processing	12,755	12,228	12,395
Advertising	11,334	10,638	8,823
Intangible amortization	8,334	7,907	5,311
Other	74,420	65,743	61,108

Total Other Expenses	405,455	365,991	316,291

Income Before Income Taxes	216,250	265,949	237,435
Income Taxes	63,532	80,422	71,361

Net Income	$152,718	$185,527	$166,074

Per-Share Data:
Net Income (Basic)	$0.88	$1.07	$1.01
Net Income (Diluted)	0.88	1.06	1.00
Cash Dividends	0.598	0.581	0.540
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Accumulated
	Number of		Additional		Other Com-
	Shares	Common	Paid-in	Retained	prehensive	Treasury
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Total
				(dollars in thousands)
Balance at January 1, 2005	165,008,000	$335,604	$1,018,403	$60,924	$(10,133)	$(160,711)	$1,244,087
Comprehensive Income:
Net Income				166,074			166,074
Unrealized loss on securities (net of $14.1 million tax effect)					(26,219)		(26,219)
Unrealized loss on derivative financial instruments (net of $1.2 million tax effect)					(2,185)		(2,185)
Less — reclassification adjustment for gains included in net income (net of $2.3 million tax expense)					(4,306)		(4,306)
Minimum pension liability adjustment (net of $300,000 tax effect)					558		558

Total comprehensive income							133,922

5-for-4 stock split paid in the form of a 25 % stock dividend		84,046	(84,114)				(68)
Stock issued, including related tax benefits	1,176,000	1,809	4,449			5,071	11,329
Stock-based compensation awards			771				771
Stock issued for acquisition of SVB Financial Services, Inc.	3,934,000	9,368	57,199				66,567
Acquisition of treasury stock	(5,250,000)					(85,168)	(85,168)
Cash dividends — $0.540 per share				(88,469)			(88,469)

Balance at December 31, 2005	164,868,000	$430,827	$996,708	$138,529	$(42,285)	$(240,808)	$1,282,971
Comprehensive Income:
Net Income				185,527			185,527
Unrealized gain on securities (net of $9.8 million tax effect)					18,132		18,132
Unrealized loss on derivative financial instruments (net of $702,000 tax effect)					(1,304)		(1,304)
Less — reclassification adjustment for gains included in net income (net of $2.6 million tax expense)					(4,835)		(4,835)

Total comprehensive income							197,520

Adjustment to initially apply Statement 158 (net of $4.7 million tax effect)					(8,799)		(8,799)
Stock dividend — 5%		22,648	107,952	(130,600)			—
Stock issued, including related tax benefits	1,222,000	2,989	6,868				9,857
Stock-based compensation awards			1,687				1,687
Stock issued for acquisition of Columbia Bancorp	8,619,000	20,523	133,608				154,131
Acquisition of treasury stock	(1,061,000)					(16,770)	(16,770)
Accelerated share repurchase settlement						(3,423)	(3,423)
Cash dividends — $0.581 per share				(100,864)			(100,864)

Balance at December 31, 2006	173,648,000	$476,987	$1,246,823	$92,592	$(39,091)	$(261,001)	$1,516,310
Comprehensive Income:
Net Income				152,718			152,718
Unrealized gain on securities (net of $4.6 million tax effect)					8,470		8,470
Unrealized loss on derivative financial instruments (net of $3,000 tax effect)					(5)		(5)
Less — reclassification adjustment for gains included in net income (net of $608,000 tax expense)					(1,131)		(1,131)
Defined benefit pension plan curtailment (net of $4.9 million tax effect)					9,122		9,122
Unrecognized pension and postretirement costs arising in 2007 plan years (net of $462,000 tax effect)					858		858
Amortization of unrecognized pension and postretirement costs (net of $2,000 tax benefit)					4		4

Total comprehensive income							170,036

Stock issued, including related tax benefits	1,029,000	2,572	4,937				7,509
Stock-based compensation awards			2,609				2,609
Cumulative effect of FIN 48 adoption				220			220
Acquisition of treasury stock	(1,174,000)					(18,227)	(18,227)
Cash dividends — $0.598 per share				(103,537)			(103,537)

Balance at December 31, 2007	173,503,000	$479,559	$1,254,369	$141,993	$(21,773)	$(279,228)	$1,574,920

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$152,718	$185,527	$166,074

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	15,063	3,498	3,120
Depreciation and amortization of premises and equipment	19,711	19,270	16,265
Net amortization of investment security premiums	2,111	3,608	5,158
Deferred income tax (benefit) expense	(13,646)	(5,779)	990
Investment securities gains	(1,740)	(7,439)	(6,625)
Gains on sales of loans	(14,294)	(21,086)	(25,468)
Proceeds from sales of mortgage loans held for sale	1,268,882	1,948,276	2,300,098
Originations of mortgage loans held for sale	(1,149,807)	(1,922,854)	(2,315,410)
Amortization of intangible assets	8,334	7,907	5,311
Impairment write-off of intangible assets	1,069	—	—
Stock-based compensation	2,639	1,687	1,041
Excess tax benefits from stock-based compensation	(111)	(783)	(269)
Increase in accrued interest receivable	(1,610)	(11,908)	(10,501)
Decrease (increase) in other assets	16,315	(12,613)	5,376
Increase in accrued interest payable	7,846	21,741	11,008
Decrease in other liabilities	(8,789)	(7,384)	(7,750)

Total adjustments	151,973	16,141	(17,656)

Net cash provided by operating activities	304,691	201,668	148,418

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	365,559	147,194	143,806
Proceeds from maturities of securities held to maturity	3,191	5,923	10,846
Proceeds from maturities of securities available for sale	490,252	598,111	666,060
Purchase of securities held to maturity	(2,287)	(698)	(4,403)
Purchase of securities available for sale	(1,111,203)	(868,876)	(861,897)
Decrease in short-term investments	7,035	20,598	78,265
Net increase in loans	(809,562)	(886,372)	(589,053)
Net cash paid for acquisitions	—	(109,729)	(3,791)
Net purchase of premises and equipment	(21,606)	(32,642)	(30,263)

Net cash used in investing activities	(1,078,621)	(1,126,491)	(590,430)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand and savings deposits	(233,523)	(137,546)	35,153
Net increase in time deposits	106,499	596,240	400,672
Additions to long-term debt	1,463,633	550,166	319,606
Repayments of long-term debt	(1,125,648)	(186,499)	(168,207)
Increase in short-term borrowings	703,104	197,795	104,438
Dividends paid	(103,122)	(98,022)	(85,495)
Net proceeds from issuance of common stock	7,368	9,074	10,722
Excess tax benefits from stock-based compensation	111	783	269
Acquisition of treasury stock	(18,227)	(20,193)	(85,168)

Net cash provided by financing activities	800,195	911,798	531,990

Net Increase (Decrease) in Cash and Due From Banks	26,265	(13,025)	89,978
Cash and Due From Banks at Beginning of Year	355,018	368,043	278,065

Cash and Due From Banks at End of Year	$381,283	$355,018	$368,043

Supplemental Disclosures of Cash Flow Information
Cash paid during period for:
Interest	$442,987	$357,203	$202,211
Income taxes	65,053	77,327	60,539
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business: Fulton Financial Corporation (Parent Company) is a multi-bank financial holding company which provides a full range of banking and financial services to businesses and consumers through its eleven wholly owned banking subsidiaries: Fulton Bank, Swineford National Bank, Lafayette Ambassador Bank, FNB Bank N.A., Hagerstown Trust Company, Delaware National Bank, The Bank, The Peoples Bank of Elkton, Skylands Community Bank, Resource Bank and The Columbia Bank as well as its financial services subsidiaries, Fulton Financial Advisors, N.A., and Fulton Insurance Services Group, Inc. In addition, the Parent Company owns the following non-bank subsidiaries: Fulton Financial Realty Company, Fulton Reinsurance Company, LTD, Central Pennsylvania Financial Corp., FFC Management, Inc, Virginia Financial Services, LLC and FFC Penn Square, Inc. Collectively, the Parent Company and its subsidiaries are referred to as the Corporation.
During 2007 and 2006, the Corporation completed the consolidation of certain wholly owned banking subsidiaries. In December 2006, the former Premier Bank subsidiary consolidated with Fulton Bank. In February 2007, the former First Washington State Bank subsidiary consolidated with The Bank. In May 2007, the former Somerset Valley Bank subsidiary consolidated with Skylands Community Bank. In July 2007, the former Lebanon Valley Farmers Bank subsidiary consolidated with Fulton Bank. In addition, during 2007, the Corporation announced the consolidation of Resource Bank with Fulton Bank, which is expected to occur in the first quarter of 2008.
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
The Corporation offers, through its banking subsidiaries, a full range of retail and commercial banking services throughout central and eastern Pennsylvania, Delaware, Maryland, New Jersey and Virginia. Industry diversity is the key to the economic well being of these markets, and the Corporation is not dependent upon any single customer or industry.
Basis of Financial Statement Presentation: The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP) and include the accounts of the Parent Company and all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.
Investments: Debt securities are classified as held to maturity at the time of purchase when the Corporation has both the intent and ability to hold these investments until they mature. Such debt securities are carried at cost, adjusted for amortization of premiums and accretion of discounts using the effective yield method. The Corporation does not engage in trading activities, however, since the investment portfolio serves as a source of liquidity, most debt securities and all marketable equity securities are classified as available for sale. Securities available for sale are carried at estimated fair value with the related unrealized holding gains and losses reported in shareholders’ equity as a component of other comprehensive income, net of tax. Realized securities gains and losses are computed using the specific identification method and are recorded on a trade date basis. Securities are evaluated periodically to determine whether declines in value are other than temporary. Declines in value that are determined to be other than temporary are recorded as realized losses on the consolidated statements of income.
Loans and Revenue Recognition: Loan and lease financing receivables are stated at their principal amount outstanding, except for loans held for sale, which are carried at the lower of aggregate cost or market value. Loans transferred from held for sale to portfolio are reclassified at the lower of cost or market, with write-downs recorded as other expense. Interest income on loans is accrued as earned. Unearned income on lease financing receivables is recognized on a basis which approximates the effective yield method. Premiums and discounts on purchased loans are amortized as an adjustment to interest income using the effective yield method.
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
Allowance for Credit Losses: The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the existing loan portfolio and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet. The allowance for credit losses is increased by charges to expense, through the provision for loan losses, and decreased by charge-offs, net of recoveries. Management’s periodic evaluation of the adequacy of the allowance for credit losses is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, the estimated fair value of underlying collateral and current economic conditions, among other considerations. Management believes that the allowance for loan losses and the reserve for unfunded lending commitments are adequate, however, future changes to the allowance or reserve may be necessary based on changes in any of these factors.
The allowance for loan losses consists of two components — specific allowances allocated to individually impaired loans, as defined by the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (Statement 114), and allowances calculated for pools of loans under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (Statement 5).
Commercial loans and commercial mortgages are reviewed for impairment under Statement 114 if they are both greater than $100,000 and rated less than “satisfactory” based upon the Corporation’s internal credit-rating process. A satisfactory loan does not present more than a normal credit risk based on the strength of the borrower’s management, financial condition and trends, and the type and sufficiency of underlying collateral, it is expected that the borrower will be able to satisfy the terms of the loan agreement.
A loan is considered to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or fair value of the collateral if the loan is collateral dependent. An allowance is allocated to an impaired loan if the carrying value exceeds the estimated fair value.
All loans not reviewed for impairment are evaluated under Statement 5. In addition to commercial loans and mortgages not meeting the impairment evaluation criteria discussed above, these loans include residential mortgages, consumer loans, installment loans and lease receivables. These loans are segmented into groups with similar characteristics and an allowance for loan losses is allocated to each segment based on quantitative factors, such as recent loss history, and qualitative factors, such as economic conditions and trends.
Loans and lease financing receivables deemed to be a loss are written off through a charge against the allowance for credit losses. Consumer loans are generally charged off when they become 120 days past due if they are not adequately secured by real estate. All other loans are evaluated for possible charge-off when it is probable that the balance will not be collected, based on the ability of the borrower to pay and the value of the underlying collateral. Recoveries of loans previously charged off are recorded as increases to the allowance for credit losses. Past due status is determined based on contractual due dates for loan payments.
Lease financing receivables include both open and closed end leases for the purchase of vehicles and equipment. Residual values are set at the inception of the lease and are reviewed periodically for impairment. If the impairment is considered to be other than temporary, the resulting reduction in the net investment in the lease is recognized as a loss in the period when impairment occurs.
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

Other Real Estate Owned: Assets acquired in settlement of mortgage loan indebtedness are recorded as other real estate owned and are included in other assets on the consolidated balance sheet initially at the lower of the estimated fair value of the asset less estimated selling costs or the carrying amount of the loan. Costs to maintain the assets and subsequent gains and losses on sales are included in other expense or other income, as appropriate.
Mortgage Servicing Rights: The estimated fair value of mortgage servicing rights (MSR’s) related to loans sold and serviced by the Corporation is recorded as an asset upon the sale of such loans. MSR’s are amortized as a reduction to servicing income over the estimated lives of the underlying loans. In addition, MSR’s are evaluated quarterly for impairment and, if necessary, additional write-offs are recorded.
Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (Statement 156), requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. Statement 156 also provides guidance on subsequent measurement methods for each class of separately recognized servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. This statement was effective for fiscal years beginning after September 15, 2006, or January 1, 2007 for the Corporation. The Corporation elected to continue amortizing MSR’s over the estimated lives of the underlying loans. As a result, the adoption of this standard did not impact the Corporation’s consolidated financial statements.
Derivative Financial Instruments: As of December 31, 2007, interest rate swaps with a notional amount of $248.0 million were used to hedge certain long-term fixed rate certificates of deposit. The terms of the certificates of deposit and the interest rate swaps are similar and were committed to simultaneously. Under the terms of the swap agreements, the Corporation is the fixed rate receiver and the floating rate payer (generally tied to the three month London Interbank Offering Rate, or LIBOR, a common index used for setting rates between financial institutions). The interest rate swaps are classified as fair value hedges and both the interest rate swaps and the certificates of deposit are recorded at fair value, with changes in the fair values during the period recorded to other expense. The fair values of the interest rate swaps are recorded as a component of other liabilities on the consolidated balance sheets. For interest rate swaps accounted for as fair value hedges, ineffectiveness is the difference between the changes in the fair value of the interest rate swaps and the hedged items, in this case the certificates of deposit. The Corporation’s analysis of effectiveness indicated the hedges were highly effective as of December 31, 2007. For the year ended December 31, 2007, a net loss of $287,000 was recorded in other expense, representing the net impact of the changes in fair values of the interest rate swaps and the certificates of deposit, compared to a net gain of $217,000 recorded for the year ended December 31, 2006.
The Corporation entered into a forward-starting interest rate swap with a notional amount of $150.0 million in October 2005 in anticipation of the issuance of trust preferred securities in January 2006. This swap was accounted for as a cash flow hedge as it hedged the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. The total loss recorded as a reduction to accumulated other comprehensive income upon settlement of this derivative is being amortized to interest expense over the life of the related securities using the effective interest method. The amount of net losses in accumulated other comprehensive income that will be reclassified into earnings in 2008 is expected to be approximately $120,000.
In February 2007, the Corporation entered into a forward-starting interest swap with a notional amount of $100.0 million in anticipation of the issuance of subordinated debt in May 2007. This swap was accounted for as a cash flow hedge as it hedged the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. The Corporation settled this derivative on its contractual maturity date in April 2007 with a total payment of $232,000 to the counterparty, including a $151,000 charge to other comprehensive income (net of an $81,000 tax effect). The total loss recorded as a reduction to accumulated other comprehensive income is being amortized to interest expense over the life of the related securities using the effective interest method. The amount of net losses in accumulated other comprehensive income that will be reclassified into earnings in 2008 is expected to be approximately $15,000.
Income Taxes: The provision for income taxes is based upon income before income taxes, adjusted primarily for the effect of tax-exempt income and net credits received from investments in low and moderate income housing partnerships (LIH investments). Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate. The deferred income tax provision or benefit is based on the changes in the deferred tax asset or liability from period to period.

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
Net Income Per Share: The Corporation’s basic net income per share is calculated as net income divided by the weighted average number of shares outstanding. For diluted net income per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation’s common stock equivalents consist of outstanding stock options and restricted stock.
A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows. There were no adjustments to net income to arrive at diluted net income per share.

	2007	2006	2005
		(in thousands)
Weighted average shares outstanding (basic)	173,295	172,830	164,234
Impact of common stock equivalents	1,091	2,042	2,026

Weighted average shares outstanding (diluted)	174,386	174,872	166,260

Stock options excluded from the diluted shares computation as their effect would have been anti-dilutive	4,426	2,179	1,197

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
As required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (Statement 142), goodwill is not amortized to expense, but is tested for impairment at least annually. Write-downs of the balance, if necessary as a result of the impairment test, are to be charged to expense in the period in which goodwill is determined to be impaired. The Corporation performs its annual test of goodwill impairment as of October 31st of each year. Based on the results of these tests, the Corporation concluded that there was no impairment, and no write-downs were recorded in 2007, 2006 or 2005. If certain events occur which might indicate goodwill has been impaired between annual tests, the goodwill must be tested when such events occur.
Variable Interest Entities: FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities (revised December 2003) — An Interpretation of ARB No. 51” (FIN 46R), provides guidance on when to consolidate certain Variable Interest Entities (VIE’s) in the financial statements of the Corporation. VIE’s are entities in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance activities without additional financial support from other parties. Under FIN 46R, a company must consolidate a VIE if the company has a variable interest that will absorb a majority of the VIE’s losses, if they occur, and/or receive a majority of the VIE’s residual returns, if they occur. For the Corporation, FIN 46R affects securities issued by subsidiary trusts (Subsidiary Trusts) and its LIH investments.

The provisions of FIN 46R related to Subsidiary Trusts, as interpreted by the Securities and Exchange Commission (SEC), disallow consolidation of Subsidiary Trusts in the financial statements of the Corporation. As a result, securities that were issued by the trusts (Trust Preferred Securities) are not included in the Corporation’s consolidated balance sheets. The junior subordinated debentures issued by the Parent Company to the Subsidiary Trusts, which have the same total balance and rate as the combined equity securities and trust preferred securities issued by the Subsidiary Trusts, remain in long-term debt (See Note I, “Short-Term Borrowings and Long-Term Debt”).
LIH Investments are amortized under the effective interest method over the life of the Federal income tax credits generated as a result of such investments, generally ten years. At December 31, 2007 and 2006, the Corporation’s LIH Investments, included in other assets on the consolidated balance sheets, totaled $37.2 million and $41.3 million, respectively. The net income tax benefit associated with these investments was $3.7 million, $3.9 million and $4.9 million in 2007, 2006 and 2005, respectively. None of the Corporation’s LIH Investments met the consolidation criteria of FIN 46 or its related interpretations as of December 31, 2007 or 2006.
New Accounting Standards: In September 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements “ (EITF 06-4). EITF 06-4 addresses accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF 06-4 would require that the postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement be recognized as a liability by the employer if that obligation has not been settled through the related insurance arrangement. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, or January 1, 2008 for the Corporation. The adoption of EITF 06-4 is not expected to have a material impact on the consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosure requirements for fair value measurements. Statement 157 does not require any new fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007, or January 1, 2008 for the Corporation. The adoption of Statement 157 is not expected to have a material impact on the consolidated financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (Statement 159). Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value and amends Statement 115 to, among other things, require certain disclosures for amounts for which the fair value option is applied. Additionally, this standard provides that an entity may reclassify held-to-maturity and available-for-sale securities to the trading account when the fair value option is elected for such securities, without calling into question the intent to hold other securities to maturity in the future. This standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or January 1, 2008 for the Corporation. The adoption of Statement 159 is not expected to have a material impact on the consolidated financial statements.
In March 2007, the FASB ratified EITF Issue 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). EITF 06-10 addresses accounting for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF 06-10 provides guidance for determining the liability for the postretirement benefit aspects of collateral assignment-type split-dollar life insurance arrangements, as well as the recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, or January 1, 2008 for the Corporation. The adoption of EITF 06-10 is not expected to have a material impact on the consolidated financial statements.
In June 2007, the FASB ratified EITF Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 requires that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007, or January 1, 2008 for the Corporation. The adoption of EITF 06-11 is not expected to have a material impact on the consolidated financial statements.
In November 2007, the SEC issued Staff Accounting Bulletin No. 109 (Topic 5DD), “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 provides an interpretation of the SEC’s views regarding derivative loan commitments that are accounted for at fair value through earnings under U.S. GAAP. Specifically, the interpretation requires registrants that record fair value measurements of derivative loan commitments through earnings to also include the future cash flows related to the loan’s servicing rights. SAB 109 is effective for all derivative loan commitments issued or modified in fiscal quarters beginning after

December 15, 2007, or January 1, 2008 for the Corporation. The adoption of SAB 109 is not expected to have a material impact on the consolidated financial statements.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (Statement 141R). The statement establishes principles and requirements for how an acquirer: recognizes and measures in its financial statement the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement 141R is effective for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or January 1, 2009 for the Corporation. This standard does not impact acquisitions consummated prior to December 31, 2008.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (Statement 160), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement is effective for periods beginning on or after December 15, 2008, or January 1, 2009 for the Corporation. The Corporation is currently evaluating the impact of Statement 160 on the consolidated financial statements.
Reclassifications: Certain amounts in the 2006 and 2005 consolidated financial statements and notes have been reclassified to conform to the 2007 presentation.
NOTE B — RESTRICTIONS ON CASH AND DUE FROM BANKS
The Corporation’s subsidiary banks are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against their deposit liabilities. The amount of such reserves as of December 31, 2007 and 2006 was $80.3 million and $31.3 million, respectively.

NOTE C — INVESTMENT SECURITIES
The following tables present the amortized cost and estimated fair values of investment securities as of December 31:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
2007 Held to Maturity

U.S. Government sponsored agency securities	$6,478	$33	$—	$6,511
State and municipal securities	1,120	7	—	1,127
Corporate debt securities	25	—	—	25
Mortgage-backed securities	2,662	74	—	2,736

	$10,285	$114	$—	$10,399

2007 Available for Sale

Equity securities	$215,177	$282	$(23,734)	$191,725
U.S. Government securities	14,489	47	—	14,536
U.S. Government sponsored agency securities	200,899	1,658	(34)	202,523
State and municipal securities	520,670	2,488	(1,620)	521,538
Corporate debt securities	172,907	1,259	(8,184)	165,982
Collateralized mortgage obligations	588,848	6,604	(677)	594,775
Mortgage-backed securities	1,460,219	6,167	(14,198)	1,452,188

	$3,173,209	$18,505	$(48,447)	$3,143,267

2006 Held to Maturity

U.S. Government sponsored agency securities	$7,648	$—	$(68)	$7,580
State and municipal securities	1,262	11	—	1,273
Corporate debt securities	75	—	—	75
Mortgage-backed securities	3,539	68	(1)	3,606

	$12,524	$79	$(69)	$12,534

2006 Available for Sale

Equity securities	$165,931	$2,960	$(3,255)	$165,636
U.S. Government securities	17,062	5	(1)	17,066
U.S. Government sponsored agency securities	289,816	129	(1,480)	288,465
State and municipal securities	493,525	1,599	(6,845)	488,279
Corporate debt securities	69,575	1,449	(387)	70,637
Collateralized mortgage obligations	494,484	1,609	(3,569)	492,524
Mortgage-backed securities	1,376,651	2,265	(35,809)	1,343,107

	$2,907,044	$10,016	$(51,346)	$2,865,714

The amortized cost and estimated fair value of debt securities at December 31, 2007, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Due in one year or less	$167	$167	$82,547	$82,593
Due from one year to five years	7,456	7,496	476,805	477,202
Due from five years to ten years	—	—	67,784	66,987
Due after ten years	—	—	281,829	277,797

	7,623	7,663	908,965	904,579
Collateralized mortgage obligations	—	—	588,848	594,775
Mortgage-backed securities	2,662	2,736	1,460,219	1,452,188

	$10,285	$10,399	$2,958,032	$2,951,542

The following table presents information related to the Corporation’s realized gains and losses on the sales of equity and debt securities, including losses recognized for other than temporary impairment:

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains
	(in thousands)
2007:
Equity securities	$1,987	$343	$1,644
Debt securities	2,158	2,062	96

Total	$4,145	$2,405	$1,740

2006:
Equity securities	$7,128	$163	$6,965
Debt securities	555	81	474

Total	$7,683	$244	$7,439

2005:
Equity securities	$5,850	$68	$5,782
Debt securities	1,654	811	843

Total	$7,504	$879	$6,625

Securities carried at $1.5 billion and $1.4 billion at December 31, 2007 and 2006, respectively, were pledged as collateral to secure public and trust deposits, customer repurchase agreements and interest rate swaps. Available for sale equity securities include restricted investment securities issued by the Federal Home Loan Bank and the Federal Reserve Bank totaling $109.3 million and $71.8 million at December 31, 2007 and 2006, respectively.

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007:

	Less Than 12 months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)
U.S. Government sponsored agency securities	$2,907	$(6)	$5,294	$(28)	$8,201	$(34)
State and municipal securities	37,528	(180)	219,573	(1,440)	257,101	(1,620)
Corporate debt securities	103,591	(7,501)	7,640	(683)	111,231	(8,184)
Collateralized mortgage obligations	28,495	(198)	74,262	(479)	102,757	(677)
Mortgage-backed securities	71,575	(184)	843,126	(14,014)	914,701	(14,198)

Total debt securities	244,096	(8,069)	1,149,895	(16,644)	1,393,991	(24,713)
Equity securities	51,766	(16,541)	18,745	(7,193)	70,511	(23,734)

	$295,862	$(24,610)	$1,168,640	$(23,837)	$1,464,502	$(48,447)

The equity securities within the preceding table consist primarily of common stocks of other financial institutions, which have experienced recent declines in value consistent with the industry as a whole. Management evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider those investments to be other than temporarily impaired at December 31, 2007.
The unrealized losses on the Corporation’s investments in debt securities were caused by interest rate increases. The contractual terms of those investments generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. In addition, the contractual cash flows of the Corporation’s mortgage-backed securities are guaranteed by an agency sponsored by the U.S. government. Because the decline in market values is attributable to changes in interest rates and not credit quality, and because the Corporation has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Corporation does not consider those investments to be other than temporarily impaired at December 31, 2007.
The Corporation evaluates whether unrealized losses on debt and equity investments indicate other than temporary impairment. Based upon this evaluation, losses of $292,000, $122,000 and $65,000 were recognized in 2007, 2006 and 2005, respectively. For 2007, the other than temporary impairment losses includes losses of $32,000 for the write-down of debt securities. There were no other than temporary impairment write-downs recorded for debt securities in 2006 or 2005.
NOTE D — LOANS AND ALLOWANCE FOR CREDIT LOSSES
Gross loans are summarized as follows as of December 31:

	2007	2006
	(in thousands)
Commercial — industrial, financial and agricultural	$3,427,085	$2,965,186
Real-estate — commercial mortgage	3,502,282	3,213,809
Real-estate — residential mortgage	851,577	696,836
Real-estate — home equity	1,501,231	1,455,439
Real-estate — construction	1,342,923	1,428,809
Consumer	500,708	523,066
Leasing and other	79,175	76,366
Overdrafts	10,208	24,345

	11,215,189	10,383,856
Unearned income	(10,765)	(9,533)

	$11,204,424	$10,374,323

Changes in the allowance for credit losses were as follows for the years ended December 31:

	2007	2006	2005
	(in thousands)
Balance at beginning of year	$106,884	$92,847	$89,627

Loans charged off	(13,739)	(6,969)	(8,204)
Recoveries of loans previously charged off	4,001	4,517	5,196

Net loans charged off	(9,738)	(2,452)	(3,008)

Provision for loan losses	15,063	3,498	3,120
Allowance purchased	—	12,991	3,108

Balance at end of year	$112,209	$106,884	$92,847

The following table presents the components of the allowance for credit losses for the years ended December 31:

	2007	2006	2005
	(in thousands)
Allowance for loan losses	$107,547	$106,884	$92,847
Reserve for unfunded lending commitments (1)	4,662	—	—

Allowance for credit losses	$112,209	$106,884	$92,847

(1)	Reserve for unfunded commitments transferred to other liabilities as of December 31, 2007. Prior periods were not reclassified.
The following table presents non-performing assets as of December 31:

	2007	2006
	(in thousands)
Non-accrual loans	$76,150	$33,113
Accruing loans greater than 90 days past due	29,782	20,632
Other real estate owned	14,934	4,103

	$120,866	$57,848

The recorded investment in loans that were considered to be impaired, as defined by Statement 114, and the related allowance for loan loss at December 31 is summarized as follows:

	2007		2006
		Related		Related
	Recorded	Allowance for	Recorded	Allowance for
	Investment	Loan Loss (1)	Investment	Loan Loss (1)
		(in thousands)
Performing loans	$240,255	$(60,102)	$212,451	$(60,942)
Non-accrual loans	24,500	(9,600)	18,500	(5,100)

Total impaired loans (as defined by Statement 114)	$264,755	$(69,702)	$230,951	$(66,042)

(1)	At December 31, 2007 and 2006, there were no impaired loans that did not have a related allowance for loan loss.

The average recorded investment in impaired performing loans during 2007, 2006 and 2005 was approximately $216.8 million, $200.7 million and $119.0 million, respectively. The average recorded investment in impaired non-accrual loans during 2007, 2006 and 2005 was approximately $19.3 million, $13.7 million and $9.1 million, respectively.
The Corporation primarily applies all payments received on non-accruing impaired loans to principal until such time as the principal is paid off, after which time any additional payments received are recognized as interest income. The Corporation recognized interest income of approximately $16.3 million, $15.7 million and $7.2 million on impaired performing loans in 2007, 2006 and 2005, respectively. The Corporation recognized interest income of approximately $515,000, $644,000 and $462,000 on impaired non-accrual loans in 2007, 2006 and 2005, respectively.
The Corporation has extended credit to the officers and directors of the Corporation and to their associates. Related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans, including unadvanced commitments, was $303.0 million and $273.9 million at December 31, 2007 and 2006, respectively. During 2007, additions totaled $79.8 million and repayments totaled $50.7 million.
The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $957.4 million and $981.4 million at December 31, 2007 and 2006, respectively.
NOTE E — PREMISES AND EQUIPMENT
The following is a summary of premises and equipment as of December 31:

	2007	2006
	(in thousands)
Land	$31,902	$30,610
Buildings and improvements	210,915	203,551
Furniture and equipment	139,174	136,576
Construction in progress	11,639	8,034

	393,630	378,771
Less: Accumulated depreciation and amortization	(200,334)	(187,370)

	$193,296	$191,401

NOTE F — GOODWILL AND INTANGIBLE ASSETS
The following table summarizes the changes in goodwill:

	2007	2006	2005
		(in thousands)
Balance at beginning of year	$626,042	$418,735	$364,019
Goodwill (reductions) additions	(1,970)	207,307	54,716

Balance at end of year	$624,072	$626,042	$418,735

The Corporation did not complete any acquisitions during the year ended December 31, 2007. The decrease in goodwill in 2007 was primarily due to tax benefits realized on the exercise of options assumed in acquisitions.
In 2006, the Corporation acquired Columbia Bancorp (Columbia) of Columbia, Maryland for a total purchase price of $306.0 million. Columbia was a $1.3 billion bank holding company whose primary subsidiary was The Columbia Bank. In 2005, the Corporation acquired SVB Financial Services, Inc. (SVB) for a total purchase price of $90.4 million. SVB was a $530 million bank holding company whose primary subsidiary was Somerset Valley Bank. The goodwill additions in 2006 and 2005, respectively, resulted from these acquisitions.

The following table summarizes intangible assets at December 31:

	2007				2006
		Accumulated	Impairment			Accumulated
	Gross	Amortization	Write-off	Net	Gross	Amortization	Net
	(in thousands)
Amortizing:
Core deposit	$50,279	$(24,754)	$—	$25,525	$50,279	$(17,927)	$32,352
Trade name	797	(212)	(585)	—	—	—	—
Unidentifiable and other	11,878	(7,830)	—	4,048	9,372	(6,535)	2,837

Total amortizing	62,954	(32,796)	(585)	29,573	59,651	(24,462)	35,189
Non-amortizing	1,747	—	(484)	1,263	2,544	—	2,544

	$64,701	$(32,796)	$(1,069)	$30,836	$62,195	$(24,462)	$37,733

Core deposit intangible assets are amortized using an accelerated method over the estimated remaining life of the acquired core deposits. As of December 31, 2007, these assets had a weighted average remaining life of approximately seven years. Unidentifiable intangible assets, consisting of premiums paid on branch acquisitions which did not qualify for business combinations accounting under Statement 141, had a weighted average life of six years. All remaining amortizing other intangible assets had a weighted average life remaining of seven years. Amortization expense related to intangible assets totaled $8.3 million, $7.9 million and $5.3 million in 2007, 2006 and 2005, respectively.
In 2007, the Corporation recorded $1.1 million of charges to other expense representing the balance of impaired trade name intangibles for three subsidiary banks that consolidated, or are expected to consolidate, with other subsidiary banks. See Note A, “Summary of Significant Accounting Policies” for additional information related to these transactions.
Amortization expense for the next five years is expected to be as follows (in thousands):

Year
2008	$7,161
2009	5,741
2010	5,235
2011	4,239
2012	3,036
NOTE G — MORTGAGE SERVICING RIGHTS
The following table summarizes the changes in mortgage servicing rights (MSR’s), which are included in other assets on the consolidated balance sheets:

	2007	2006	2005
		(in thousands)
Balance at beginning of year	$6,599	$7,515	$8,157
Originations of mortgage servicing rights	1,099	724	1,548
Amortization expense	(1,394)	(1,640)	(2,190)

Balance at end of year	$6,304	$6,599	$7,515

MSR’s represent the economic value to be derived by the Corporation from its existing contractual rights to service mortgage loans that have been sold. Accordingly, prepayments of the underlying mortgage loan can impact the value of MSR’s.
The Corporation estimates the fair value of its MSR’s by discounting the estimated cash flows of servicing revenue, net of costs, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections for mortgage-backed securities with rates and terms comparable to the loans underlying the MSR’s. The estimated fair value of MSR’s was approximately $7.8 million and $8.2 million at December 31, 2007 and 2006, respectively.
Estimated MSR amortization expense for the next five years, based on balances at December 31, 2007 and the expected remaining lives of the underlying loans, follows (in thousands):

Year
2008	$1,546
2009	1,377
2010	1,183
2011	961
2012	708
NOTE H — DEPOSITS
Deposits consisted of the following as of December 31:

	2007	2006
	(in thousands)
Noninterest-bearing demand	$1,722,211	$1,831,419
Interest-bearing demand	1,715,315	1,683,857
Savings and money market accounts	2,131,374	2,287,146
Time deposits	4,536,545	4,430,047

	$10,105,445	$10,232,469

Included in time deposits were certificates of deposit equal to or greater than $100,000 of $1.4 billion and $1.2 billion at December 31, 2007 and 2006, respectively. The scheduled maturities of time deposits as of December 31, 2007 are as follows (in thousands):

Year
2008	$3,732,333
2009	323,611
2010	149,015
2011	83,503
2012	54,715
Thereafter	193,368

$4,536,545

NOTE I — SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term borrowings at December 31, 2007, 2006 and 2005 and the related maximum amounts outstanding at the end of any month in each of the three years then ended are presented below. The securities underlying the repurchase agreements remain in available for sale investment securities.

	December 31			Maximum Outstanding
	2007	2006	2005	2007	2005	2004
			(in thousands)
Federal funds purchased	$1,057,335	$1,022,351	$939,096	$1,122,833	$1,236,941	$939,096
FHLB overnight repurchase agreements	650,000	—	2,000	650,000	2,000	2,000
Securities sold under agreements to repurchase	228,061	339,207	352,937	286,342	498,541	573,991
Short-term promissory notes	443,002	279,076	—	487,354	282,035	—
Revolving line of credit	—	36,318	—	82,071	55,600	33,180
Other	5,546	3,888	4,929	5,552	5,435	13,219

	$2,383,944	$1,680,840	$1,298,962

The following table presents information related to securities sold under agreements to repurchase:

	December 31
	2007	2006	2005
	(dollars in thousands)
Amount outstanding at December 31	$878,061	$339,207	$354,937
Weighted average interest rate at year end	1.41%	3.57%	2.61%
Average amount outstanding during the year	$337,690	$356,561	$436,244
Weighted average interest rate during the year	3.67%	3.40%	2.12%
The Corporation has a $100.0 million revolving line of credit agreement with an unaffiliated bank that provides for interest to be paid on outstanding balances at a floating rate of interest tied to LIBOR. The credit agreement requires the Corporation to maintain certain financial ratios related to capital strength and earnings. The Corporation was in compliance with all required covenants under the credit agreement as of December 31, 2007.
Federal Home Loan Bank advances and long-term debt included the following as of December 31:

	2007	2006
	(in thousands)
Federal Home Loan Bank advances	$1,259,448	$998,521
Junior subordinated deferrable interest debentures	185,570	206,705
Subordinated debt	200,000	100,000
Other long-term debt	1,384	1,999
Unamortized issuance costs	(4,269)	(3,077)

	$1,642,133	$1,304,148

Excluded from the preceding table is the Parent Company’s revolving line of credit with its subsidiary banks ($47.7 million and $75.0 million outstanding at December 31, 2007 and 2006, respectively). This line of credit is secured by equity securities and insurance investments and bears interest at the prime rate, minus 1.50%. Although the line of credit and related interest have been eliminated in consolidation, this borrowing arrangement is senior to the subordinated debt and the junior subordinated deferrable interest debentures.
Federal Home Loan Bank advances mature through March 2027 and carry a weighted average interest rate of 4.90%. As of December 31, 2007, the Corporation had an additional borrowing capacity of approximately $751.2 million with the Federal Home Loan Bank.

Advances from the Federal Home Loan Bank are secured by Federal Home Loan Bank stock, qualifying residential mortgages, investments and other assets.
The following table summarizes the scheduled maturities of Federal Home Loan Bank advances and long-term debt as of December 31, 2007 (in thousands):

Year
2008	$143,490
2009	199,013
2010	358,984
2011	25,372
2012	44,872
Thereafter	870,402

$1,642,133

In May 2007, the Corporation issued $100.0 million of ten-year subordinated notes, which mature on May 1, 2017 and carry a fixed rate of 5.75% and an effective rate of approximately 5.96% as a result of issuance costs. Interest is paid semi-annually in May and November of each year. In March 2005, the Corporation issued $100.0 million of ten-year subordinated notes, which mature April 1, 2015 and carry a fixed rate of 5.35% and an effective rate of approximately 5.49% as a result of issuance costs. Interest is paid semi-annually in October and April of each year.
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

		Rate at
	Fixed/	December 31,				Callable
Debentures Issued to	Variable	2007	Amount	Maturity	Callable	Rate
PBI Capital Trust	Fixed	8.57%	$10,310	8/15/2028	8/15/2008	104.3%
SVB Eagle Statutory Trust I	Variable	8.26%	4,124	7/31/2031	7/31/2011	100.0
Columbia Bancorp Statutory Trust	Variable	7.48%	6,186	6/30/2034	6/30/2009	100.0
Columbia Bancorp Statutory Trust II	Variable	6.88%	4,124	5/15/2035	5/15/2010	100.0
Columbia Bancorp Statutory Trust III	Variable	6.76%	6,186	6/15/2035	6/15/2010	100.0
Fulton Capital Trust I	Fixed	6.29%	154,640	2/01/2036	NA	NA

			$185,570

NOTE J — REGULATORY MATTERS
Dividend and Loan Limitations
The dividends that may be paid by subsidiary banks to the Parent Company are subject to certain legal and regulatory limitations. Under such limitations, the total amount available for payment of dividends by subsidiary banks was approximately $300 million at December 31, 2007.
Under current Federal Reserve regulations, the subsidiary banks are limited in the amount they may loan to their affiliates, including the Parent Company. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20%

of each bank subsidiary’s regulatory capital. At December 31, 2007, the maximum amount available for transfer from the subsidiary banks to the Parent Company in the form of loans and dividends was approximately $410 million.
Regulatory Capital Requirements
The Corporation’s subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the subsidiary banks must meet specific capital guidelines that involve quantitative measures of the subsidiary banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The subsidiary banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the subsidiary banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (as defined in the regulations). Management believes, as of December 31, 2007, that all of its bank subsidiaries meet the capital adequacy requirements to which they are subject.
As of December 31, 2007, the Corporation’s six significant subsidiaries, Fulton Bank, Lafayette Ambassador Bank, Resource Bank, Skylands Community Bank, The Bank and The Columbia Bank, were well capitalized under the regulatory framework for prompt corrective action based on their capital ratio calculations. As of December 31, 2006, the Corporation’s five significant subsidiaries, Fulton Bank, Lafayette Ambassador Bank, Resource Bank, The Bank and The Columbia Bank, were also well capitalized. To be categorized as well capitalized, these banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2007 that management believes have changed the institutions’ categories.
The following tables present the total risk-based, Tier I risk-based and Tier I leverage requirements for the Corporation and its significant subsidiaries with total assets in excess of $1.0 billion.

			For Capital
	Actual		Adequacy Purposes		Well Capitalized
As of December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Corporation	$1,413,292	11.9%	$948,845	8.0%	N/A
Fulton Bank	569,031	10.4	437,753	8.0	547,191	10.0
Lafayette Ambassador Bank	121,446	11.8	82,522	8.0	103,153	10.0
Resource Bank	113,146	10.7	84,274	8.0	105,342	10.0
Skylands Community Bank	96,726	10.7	72,096	8.0	90,120	10.0
The Bank	160,951	11.0	117,178	8.0	146,473	10.0
The Columbia Bank	152,892	12.0	101,587	8.0	126,984	10.0
Tier I Capital (to Risk-Weighted Assets):
Corporation	$1,101,083	9.3%	$474,422	4.0%	N/A
Fulton Bank	465,479	8.5	218,876	4.0	328,315	6.0
Lafayette Ambassador Bank	104,446	10.1	41,261	4.0	61,892	6.0
Resource Bank	93,364	8.9	42,137	4.0	63,205	6.0
Skylands Community Bank	82,840	9.2	36,048	4.0	54,072	6.0
The Bank	132,681	9.1	58,589	4.0	87,884	6.0
The Columbia Bank	137,979	10.9	50,794	4.0	76,191	6.0
Tier I Capital (to Average Assets):
Corporation	$1,101,083	7.4%	$447,114	3.0%	N/A
Fulton Bank	465,479	6.8	205,019	3.0	341,698	5.0
Lafayette Ambassador Bank	104,446	7.7	40,471	3.0	67,452	5.0
Resource Bank	93,364	6.9	40,440	3.0	67,400	5.0
Skylands Community Bank	82,840	7.2	34,512	3.0	57,520	5.0
The Bank	132,681	7.3	54,809	3.0	91,349	5.0
The Columbia Bank	137,979	9.0	46,009	3.0	76,682	5.0

			For Capital
	Actual		Adequacy Purposes		Well Capitalized
As of December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Corporation	$1,287,443	11.7%	$880,074	8.0%	N/A
Fulton Bank	496,555	11.2	356,238	8.0	445,297	10.0
Lafayette Ambassador Bank	107,102	10.7	80,069	8.0	100,086	10.0
Resource Bank	107,459	11.2	76,921	8.0	96,151	10.0
The Bank	119,237	11.4	83,679	8.0	104,599	10.0
The Columbia Bank	147,565	11.9	99,272	8.0	124,090	10.0
Tier I Capital (to Risk-Weighted Assets):
Corporation	$1,080,559	9.8%	$440,037	4.0%	N/A
Fulton Bank	401,584	9.0	178,119	4.0	267,178	6.0
Lafayette Ambassador Bank	90,332	9.0	40,035	4.0	60,052	6.0
Resource Bank	89,215	9.3	38,460	4.0	57,691	6.0
The Bank	96,821	9.3	41,840	4.0	62,759	6.0
The Columbia Bank	134,167	10.8	49,636	4.0	74,454	6.0
Tier I Capital (to Average Assets):
Corporation	$1,080,559	7.6%	$425,125	3.0%	N/A
Fulton Bank	401,584	7.1	168,974	3.0	281,624	5.0
Lafayette Ambassador Bank	90,332	7.0	38,942	3.0	64,904	5.0
Resource Bank	89,215	7.0	38,209	3.0	63,681	5.0
The Bank	96,821	7.5	38,821	3.0	64,701	5.0
The Columbia Bank	134,167	9.2	43,573	3.0	72,622	5.0
NOTE K — INCOME TAXES
The components of the provision for income taxes are as follows:

	Year ended December 31
	2007	2006	2005
		(in thousands)
Current tax expense:
Federal	$75,855	$85,010	$69,611
State	1,323	1,191	760

	77,178	86,201	70,371
Deferred tax (benefit) expense	(13,646)	(5,779)	990

	$63,532	$80,422	$71,361

The differences between the effective income tax rate and the Federal statutory income tax rate are as follows:

	Year ended December 31
	2007	2006	2005
Statutory tax rate	35.0%	35.0%	35.0%
Effect of tax-exempt income	(4.4)	(3.1)	(2.8)
Effect of low income housing investments	(1.7)	(1.5)	(2.1)
State income taxes, net of Federal benefit	0.4	0.3	0.2
Bank-owned life insurance	(0.5)	(0.4)	(0.3)
Other, net	0.6	(0.1)	0.1

Effective income tax rate	29.4%	30.2%	30.1%

The net deferred tax asset recorded by the Corporation is included in other assets and consists of the following tax effects of temporary differences at December 31:

	2007	2006
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$39,273	$37,409
Loss and credit carryforwards	7,221	11,111
Unrealized holding losses on securities available for sale	10,480	14,432
Other accrued expenses	10,226	2,594
Deferred compensation	9,407	8,954
LIH Investments	4,251	3,644
Stock-based compensation	2,085	1,930
Derivative financial instruments	1,789	1,868
Postretirement and defined benefit plans	1,570	5,370
Premises and equipment	1,125	1,059
Other	3,515	743

Total gross deferred tax assets	90,942	89,114

Deferred tax liabilities:
Intangible assets	7,846	10,368
Direct leasing	5,556	5,007
Acquisition premiums/discounts	2,961	983
Mortgage servicing rights	2,206	2,315
Other	1,083	2,700

Total gross deferred tax liabilities	19,652	21,373

Net deferred tax asset before valuation allowance	71,290	67,741
Valuation allowance	(7,197)	(11,087)

Net deferred tax asset	$64,093	$56,654

The valuation allowance relates to state net operating loss carryforwards for which realizability is uncertain. At December 31, 2007 and 2006, the Corporation had state net operating loss carryforwards of approximately $263 million and $195 million, respectively, which are available to offset future state taxable income, and expire at various dates through 2027. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Corporation will realize the benefits of these deferred tax assets, net of the valuation allowance, at December 31, 2007.
Uncertain Tax Positions
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

The Corporation adopted the provisions of FIN 48 on January 1, 2007. As a result of adopting FIN 48, the existing reserve for unrecognized tax positions, which was recorded in other liabilities, was reduced by $220,000, with a cumulative effect adjustment for the same amount recorded to retained earnings.
The following summarizes the changes in unrecognized tax benefits during 2007 (in thousands):

Balance at beginning of year (1)	$5,019
Tax positions taken in prior years	(222)
Current period tax positions	1,966
Lapse of statute of limitations	(922)

Balance at end of year	$5,841

(1)	As adjusted for the adoption of FIN 48 on January 1, 2007.
A $222,000 decrease in the unrecognized benefit for a certain Federal position was recognized in 2007 as a result of a favorable court ruling for a similar situation at an unrelated organization. While it is likely that this lower court ruling will be appealed by the IRS, the facts have become more favorable to taxpayers taking this position on their tax returns. It is unlikely that this matter will be fully resolved in the next 12 months, so significant increases or decreases in the unrecognized benefits of this position are not expected during this period.
Virtually all of the Corporation’s unrecognized tax benefits are for positions that are taken on an annual basis on Federal and state tax returns. Increases to unrecognized tax benefits will occur as a result of accruing for the nonrecognition of the position for the current year. Decreases will occur as a result of the lapsing of the statute of limitations for the oldest outstanding year which includes the position. These offsetting increases and decreases are likely to continue in the future, including over the next 12 months. While the net effect on total unrecognized tax benefits during this period cannot be reasonably estimated, approximately $1.1 million is expected to reverse in 2008 due to lapsing of the statute of limitations.
Recognition and measurement of tax positions is based on management’s evaluations of relevant tax code and appropriate industry information about audit proceedings for comparable positions at other organizations. The Corporation does not expect to have any changes in unrecognized tax benefits as a result of settlements with taxing authorities during the next 12 months.
As of December 31, 2007, all of the $5.8 million of unrecognized tax benefits would impact the effective tax rate, if recognized. Interest accrued related to unrecognized tax benefits is recorded as a component of income tax expense. Penalties, if incurred, would also be recognized in income tax expense. The Corporation recognized approximately $544,000 of interest expense in income tax expense in 2007 related to unrecognized tax positions. As of December 31, 2007, total accrued interest and penalties related to unrecognized tax positions was approximately $1.1 million.
The Corporation, or one of its subsidiaries, files income tax returns in the U.S. Federal jurisdiction, and various states. In most cases, unrecognized tax benefits are related to tax years that remain subject to examination by the relevant taxable authorities. With few exceptions, the Corporation is no longer subject to U.S. Federal, state and local examinations by tax authorities for years before 2004.
NOTE L – EMPLOYEE BENEFIT PLANS
Profit Sharing Plan – A noncontributory defined contribution plan where employer contributions are based on a formula providing for an amount not to exceed 15% of each eligible employee’s annual salary (10% for employees hired subsequent to January 1, 1996). Prior to January 1, 2007, participants were 100% vested in balances after five years of eligible service. Beginning in 2007, employer contributions vested over a five-year graded vesting schedule. In addition, the profit sharing plan includes a 401(k) feature which allows employees to defer a portion of their pre-tax salary on an annual basis, with no employer match. Contributions under these features are 100% vested. Effective January 1, 2008, the name of the Profit Sharing Plan has changed to the Fulton Financial Corporation 401(k) Retirement Plan.
Beginning in 2008, employer contributions will be based on a formula providing for an amount not to exceed 5% of each eligible employee’s annual salary (for employees hired prior to July 1, 2007). In addition, the 401(k) feature will include employer matches of up to 5% of employee contributions. Employee and employer contributions under this feature will be 100% vested.

Defined Benefit Pension Plans and 401(k) Plans – Contributions to the Corporation’s defined benefit pension plan (Pension Plan) are actuarially determined and funded annually. Pension Plan assets are invested in money markets, fixed income securities, including corporate bonds, U.S. Treasury securities and common trust funds, and equity securities, including common stocks and common stock mutual funds. The Pension Plan has been closed to new participants, but existing participants continued to accrue benefits according to the terms of the plan until December 31, 2007.
On April 30, 2007, the Corporation amended the Pension Plan to discontinue the accrual of benefits for all existing participants, effective January 1, 2008. As a result of this amendment, the Corporation recorded a $58,000 curtailment loss, as determined by consulting actuaries, during the year ended December 31, 2007. The curtailment loss resulted from a $13.8 million gain from adjusting the funded status of the Pension Plan and an offsetting $13.9 million write-off of unamortized pension costs and related deferred tax assets.
Employees covered under the Pension Plan were also eligible to participate in the Fulton Financial Affiliates 401(k) Savings Plan, which allows employees to defer a portion of their pre-tax salary on an annual basis. At its discretion, the Corporation may also make a matching contribution of up to 3%. Participants are 100% vested in the Corporation’s matching contributions after three years of eligible service. Beginning January 1, 2008, these employees will be covered by the Fulton Financial Corporation 401(k) Retirement Plan, with benefits as described above.
The following summarizes the Corporation’s expense under the Profit Sharing, Pension and 401(k) plans for the years ended December 31:

	2007	2006	2005
	(in thousands)
Profit Sharing Plan	$9,274	$8,427	$7,801
Pension Plan	1,627	2,467	3,468
401(k) Plan	1,798	1,892	1,376

	$12,699	$12,786	$12,645

In accordance with the FASB’s Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Pension and Postretirement Plans” (Statement 158), the Corporation recognizes the funded status of its Pension Plan and postretirement benefits on the consolidated balance sheets and recognizes the changes in that funded status through other comprehensive income. See the heading “Postretirement Benefits” below for a description of the Corporation’s postretirement benefits.
Statement 158 also requires employers to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet, for fiscal years ending after December 15, 2008, or December 31, 2008 for the Corporation. In accordance with the measurement date provisions of Statement 158, the Corporation will change the actuarial measurement date for its Pension Plan from September 30th to December 31st, effective January 1, 2008. The change in measurement date is not expected to materially impact the consolidated financial statements.
Pension Plan
The net periodic pension cost for the Pension Plan, as determined by consulting actuaries, consisted of the following components for the years ended December 31:

	2007	2006	2005
	(in thousands)
Service cost	$1,943	$2,431	$2,486
Interest cost	3,313	3,457	3,370
Expected return on assets	(3,920)	(4,227)	(3,273)
Pension Plan curtailment loss	58	—	—
Net amortization and deferral	233	806	885

Net periodic pension cost	$1,627	$2,467	$3,468

The measurement date for the Pension Plan is September 30. The following table summarizes the changes in the projected benefit obligation and fair value of plan assets for the indicated periods:

	Plan Year Ended
	September 30
	2007	2006
	(in thousands)
Projected benefit obligation, beginning	$65,194	$63,640

Service cost	1,943	2,431
Interest cost	3,313	3,457
Benefit payments	(2,063)	(2,935)
Actuarial gain	(1,025)	(1,039)
Experience loss (gain)	1,784	(360)
Pension Plan curtailment	(13,817)	—

Projected benefit obligation, ending	$55,329	$65,194

Fair value of plan assets, beginning	$57,606	$53,457

Employer contributions	—	4,051
Actual return on assets	6,551	3,033
Benefit payments	(2,063)	(2,935)

Fair value of plan assets, ending	$62,094	$57,606

The funded status of the Pension Plan and the amounts included on the consolidated balance sheets as of December 31 are as follows:

	2007	2006
	(in thousands)
Projected benefit obligation	$(55,329)	$(65,194)
Fair value of plan assets	62,094	57,606

Funded status – pension plan asset (liability) recognized on the consolidated balance sheets	$6,765	$(7,588)

Accumulated benefit obligation (1)	$55,329	$50,827

(1)	As a result of the Pension Plan’s curtailment in 2007, the accumulated benefit obligation is equal to the projected benefit obligation as of the end of the plan year.

The following table summarizes the changes in items recognized as a component of accumulated other comprehensive (income) loss, net of tax, as of December 31:

	Unrecognized
	Net	Unrecognized	Unrecognized
	Transition	Prior Service	Net Loss
	Asset	Cost	(Gain)	Total
	(in thousands)
Balance as of January 1, 2007 (1)	$(26)	$61	$14,242	$14,277
Recognized as a component of current year net periodic pension cost	4	(3)	(234)	(233)
Unrecognized costs arising in current period, prior to Pension Plan curtailment	—	—	(160)	(160)
Pension Plan curtailment	22	(58)	(13,839)	(13,875)
Unrecognized costs arising in current period, after Pension Plan curtailment	—	—	(1,714)	(1,714)

Balance as of December 31, 2007	$—	$—	$(1,705)	$(1,705)

(1)	Upon adoption of Statement 158 on December 31, 2006, these amounts were recognized through a charge to other comprehensive (income) loss, net of tax.
There is no expected accretion of unrecognized net gain in 2008.
The following rates were used to calculate net periodic pension cost and the present value of benefit obligations:

	2007	2006	2005
Discount rate-projected benefit obligation	6.00%	5.75%	5.50%
Rate of increase in compensation level	4.50	4.50	4.00
Expected long-term rate of return on plan assets	6.00	8.00	8.00
The 6.00% discount rate used to calculate the present value of benefit obligations was determined using published long-term AA corporate bond rates as of the measurement date, rounded to the nearest 0.25%. The 6.00% long-term rate of return on plan assets used to calculate the net periodic pension cost was based on historical returns, adjusted for expectations of long-term asset returns based on the September 30, 2007 weighted average asset allocations. The expected long-term return is considered to be appropriate based on the asset mix and the historical returns realized, with added emphasis towards asset performance in recent years.
The following table summarizes the weighted average asset allocations as of September 30:

	2007	2006
Cash and cash equivalents	2.0%	9.0%
Equity securities	56.0	51.0
Fixed income securities	42.0	40.0

Total	100.0%	100.0%

Equity securities consist mainly of equity common trust and mutual funds. Fixed income securities consist mainly of fixed income common trust funds. Pension Plan assets are invested with a balanced growth objective, with target asset allocations between 40 and 70 percent for equity securities and 30 to 60 percent for fixed income securities. The Corporation does not expect to contribute to the Pension Plan in 2008. Estimated future benefit payments are as follows (in thousands):

Year
2008	$1,715
2009	1,856
2010	2,009
2011	2,304
2012	2,473
2013 — 2017	17,648

$28,005

Postretirement Benefits
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
The components of the expense for postretirement benefits other than pensions are as follows:

	2007	2006	2005
	(in thousands)
Service cost	$355	$367	$406
Interest cost	523	498	524
Expected return on plan assets	(4)	(4)	(5)
Net amortization and deferral	(226)	(226)	(226)

Net postretirement benefit cost	$648	$635	$699

The following table summarizes the changes in the accumulated postretirement benefit obligation and fair value of plan assets for the years ended December 31:

	2007	2006
	(in thousands)
Accumulated postretirement benefit obligation, beginning	$9,543	$10,849

Service cost	355	367
Interest cost	523	498
Benefit payments	(411)	(350)
Change due to change in experience	(180)	(1,557)
Change due to change in assumptions	577	(264)

Accumulated postretirement benefit obligation, ending	$10,407	$9,543

Fair value of plan assets, beginning	$143	$146

Employer contributions	401	340
Actual return on assets	7	7
Benefit payments	(411)	(350)

Fair value of plan assets, ending	$140	$143

The funded status of the plan, included in other liabilities as of December 31, is as follows:

	2007	2006
	(in thousands)
Accumulated postretirement benefit obligation	$(10,407)	$(9,543)
Fair value of plan assets	140	143

Funded status	(10,267)	(9,400)

The following table summarizes the changes in items recognized as a component of accumulated other comprehensive (income) loss, net of tax, as of December 31, 2007:

	Unrecognized
	Prior Service	Unrecognized
	Cost	Net Gain	Total
	(in thousands)
Balance as of January 1, 2007 (1)	$(226)	$(512)	$(738)
Recognized as a component of current year postretirement benefit cost	226	—	226
Unrecognized costs arising in current period	—	393	393

Balance as of December 31, 2007	$—	$(119)	$(119)

(1)	Upon adoption of Statement 158 on December 31, 2006, these amounts were recognized through a charge to other comprehensive loss, net of tax.
There is no expected accretion of unrecognized net gain in 2008.
For measuring the postretirement benefit obligation, the annual increase in the per capita cost of health care benefits was assumed to be 9.0% in year one, declining to an ultimate rate of 4.5% by year nine. This health care cost trend rate has a significant impact on the amounts reported. Assuming a 1.0% increase in the health care cost trend rate above the assumed annual increase, the accumulated postretirement benefit obligation would increase by approximately $1.2 million and the current period expense would increase by approximately $122,000. Conversely, a 1% decrease in the health care cost trend rate would decrease the accumulated postretirement benefit obligation by approximately $1.0 million and the current period expense by approximately $101,000.
The discount rate used in determining the accumulated postretirement benefit obligation, which is determined using published long-term AA corporate bond rates as of the measurement date, rounded to the nearest 0.25%, was 5.75% at December 31, 2007 and December 31, 2006. The expected long-term rate of return on plan assets was 3.00% at December 31, 2007 and 2006.
Estimated future benefit payments are as follows (in thousands):

Year
2008	$529
2009	582
2010	628
2011	683
2012	717
2013 — 2017	4,270

$7,409

NOTE M — STOCK-BASED COMPENSATION PLANS AND SHAREHOLDERS’ EQUITY
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
The following table presents compensation expense and related tax benefits for equity awards recognized on the consolidated statements of income:

	2007	2006	2005
	(in thousands)
Compensation expense	$2,639	$1,687	$1,041
Tax benefit	(358)	(274)	(321)

Net income effect	$2,281	$1,413	$720

The tax benefit shown in the preceding table is less than the benefit that would be calculated using the Corporation’s 35% statutory Federal tax rate. Under Statement 123R, tax benefits are only recognized over the vesting period for options that ordinarily will generate a tax deduction when exercised (non-qualified stock options). The Corporation granted 261,000, 265,000 and 440,000 non-qualified stock options in 2007, 2006 and 2005, respectively. Compensation expense and tax benefits for restricted stock awards for the year ended December 31, 2007, included in the preceding table, were $30,000 and $10,000, respectively. Compensation expense and tax benefits for restricted stock awards for the year ended December 31, 2005, included in the preceding table, were $270,000 and $94,000, respectively. There was no restricted stock expense recognized for the year ended December 31, 2006.
Under the Option Plans, stock options are granted to key employees for terms of up to ten years at option prices equal to the fair market value of the Corporation’s stock on the date of grant. Options are typically granted annually on July 1st and, prior to the July 1, 2005 grant, had been 100% vested immediately upon grant. Beginning with the July 1, 2005 grant, a three-year cliff-vesting feature was added and, as a result, compensation expense associated with these and all subsequent grants has been recognized over the three-year vesting period. Certain events as defined in the Option Plans result in the acceleration of the vesting of both stock options and restricted stock. As of December 31, 2007, the Option Plans had 14.0 million shares reserved for future grants through 2013.
The following table provides information about options outstanding for the year ended December 31, 2007:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Stock	Average	Contractual	Value
	Options	Exercise Price	Term	(in millions)
Outstanding at December 31, 2006	7,996,776	$12.65
Granted	871,797	14.42
Exercised	(1,027,953)	7.83
Forfeited	(126,695)	15.06
Expired	(4,135)	15.38

Outstanding at December 31, 2007	7,709,790	$13.45	5.9 years	$5.2

Exercisable at December 31, 2007	4,870,176	$11.99	4.4 years	$5.2

The following table provides information about nonvested options and restricted stock for the year ended December 31, 2007:

	Stock Options		Restricted Stock
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Options	Fair Value	Shares	Fair Value
Nonvested at December 31, 2006	2,109,533	$2.41	—	$—
Granted	871,797	1.78	15,000	14.78
Vested	(53,610)	2.60	—	—
Forfeited	(88,106)	2.36	—	—

Nonvested at December 31, 2007	2,839,614	$2.27	15,000	$14.78

As of December 31, 2007, there was $2.6 million of total unrecognized compensation cost related to nonvested stock options and restricted stock that will be recognized as compensation expense over a weighted average period of 2.0 years.
The following table presents information about options exercised:

	2007	2006	2005
	(dollars in thousands)
Number of options exercised	1,027,953	1,146,683	1,104,305
Total intrinsic value of options exercised	$7,096	$10,726	$10,675
Cash received from options exercised	$5,061	$6,813	$6,774
Tax deduction realized from options exercised	$4,811	$8,247	$7,049
Upon exercise, the Corporation issues shares from its authorized, but unissued, common stock to satisfy the options.
The fair value of option awards under the Option Plans is estimated on the date of grant using the Black-Scholes valuation methodology, which is dependent upon certain assumptions, as summarized in the following table:

	2007	2006	2005
Risk-free interest rate	4.95%	5.12%	3.76%
Volatility of Corporation’s stock	13.74	14.82	16.17
Expected dividend yield	4.16	3.71	3.23
Expected life of options	7 Years	7 Years	6 Years
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
Based on the assumptions used in the model, the Corporation calculated an estimated fair value per option of $1.78, $2.39 and $2.40 for options granted in 2007, 2006 and 2005, respectively. Approximately 872,000, 837,000 and 1.2 million options were granted in 2007, 2006 and 2005, respectively.
Under the ESPP, eligible employees can purchase stock of the Corporation at 85% of the fair market value of the stock on the date of purchase. The ESPP is considered to be a compensatory plan under Statement 123R and, as such, compensation expense is recognized for the 15% discount on shares purchased.

The following table summarizes activity under the ESPP for the indicated periods:

	2007	2006	2005
ESPP shares purchased	183,316	163,583	137,493
Average purchase price per share (85% of market value)	$11.59	$13.81	$14.11
Compensation expense recognized (in thousands)	$375	$399	$341
Shareholder Rights
On June 20, 1989, the Board of Directors of the Corporation declared a dividend of one common share purchase right (Original Rights) for each outstanding share of common stock, par value $2.50 per share, of the Corporation. The dividend was paid to the shareholders of record as of the close of business on July 6, 1989. On April 27, 1999, the Board of Directors approved a 1999 amendment to the Original Rights and the rights agreement. The significant terms of the 1999 amendment included extending the expiration date from June 20, 1999 to April 27, 2009 and resetting the purchase price to $90.00 per share. On December 31, 2005, the Board of Directors approved a 2005 amendment to the Original Rights and rights agreement to eliminate all references and provisions relating to continuing directors, including a so-called “dead hand” provision. As a result of the 2005 amendment, actions that previously required approval by a majority of the continuing directors now only require the approval of a majority of the Board of Directors then in office. As of December 31, 2007, the purchase price had adjusted to $41.03 per share as a result of stock dividends. Unless extended by the Board of Directors and pursuant to its terms, the Original Rights will expire on April 27, 2009.
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
Total treasury stock purchases were approximately 1.2 million shares in 2007, 1.1 million shares in 2006 and 5.3 million shares in 2005. Included in these amounts are 4.5 million shares purchased under an ASR in 2005. The Corporation had a stock repurchase plan in place for 1.0 million shares which expired on December 31, 2007. Through December 31, 2007, 135,000 shares had been repurchased under this plan.

NOTE N — LEASES
Certain branch offices and equipment are leased under agreements that expire at varying dates through 2035. Most leases contain renewal provisions at the Corporation’s option. Total rental expense was approximately $18.5 million in 2007, $16.9 million in 2006 and $12.1 million in 2005. Future minimum payments as of December 31, 2007 under non-cancelable operating leases with initial terms exceeding one year are as follows (in thousands):

Year
2008	$9,008
2009	7,550
2010	6,858
2011	6,308
2012	5,900
Thereafter	42,992

$78,616

NOTE O — COMMITMENTS AND CONTINGENCIES
Commitments
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments is expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income producing commercial properties. The Corporation records a reserve for unfunded commitments, included in other liabilities on the consolidated balance sheets, which represents management’s estimate of losses inherent with these commitments. See Note D, “Loans and Allowance for Credit Losses” for additional information.
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
The following table presents the Corporation’s commitments to extend credit and letters of credit:

	2007	2006
	(in thousands)
Commercial mortgage, construction and land development	$596,169	$571,499
Home equity	774,159	674,089
Credit card	381,732	367,406
Commercial and other	2,549,023	2,702,516

Total commitments to extend credit	$4,301,083	$4,315,510

Standby letters of credit	$760,909	$739,056
Commercial letters of credit	25,974	34,193

Total letters of credit	$786,883	$773,249

Residential Lending — Residential mortgages are originated and sold by the Corporation through three channels: 1) Fulton Mortgage Company (Fulton Mortgage), which is a division of each of the Corporation’s subsidiary banks, excluding Resource Bank and The Columbia Bank; 2) The Columbia Bank, which maintains its own mortgage lending operations; and 3) Resource Mortgage, which is a division of Resource Bank.

Fulton Mortgage primarily originates “prime” loans that conform to published standards of government sponsored agencies, including the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Such loans are typically sold to these agencies, if servicing is retained by the Corporation, or to other investors, if servicing is released. For loans underwritten to agency standards, recourse risk — or the requirement to repurchase these loans in the event of borrower default — is minimal. A much less significant portion of Fulton Mortgage’s volume is originated under other investor programs, which do not conform to agency standards and, therefore, carry a somewhat higher recourse risk. Depending on balance sheet management decisions, some originated loans are held in portfolio. These loans would typically be adjustable rate loans, to minimize interest rate risk.
Total loans sold by Fulton Mortgage in 2007 and 2006 were $425.6 million and $443.3 million, respectively. Of this volume, less than 10% of total loans sold was considered to be non-prime for both 2007 and 2006. There were no losses incurred on loan repurchases by Fulton Mortgage in 2007 or 2006.
The Columbia Bank sold residential mortgages totaling $73.8 million and $99.0 million in 2007 and 2006, respectively. As with Fulton Mortgage, the vast majority of these loans sold were prime loans that conformed to published standards of government sponsored agencies. There were no losses incurred on loan repurchases by The Columbia Bank in 2007 or 2006.
Resource Mortgage operated a significant national wholesale mortgage lending operation from the time the Corporation acquired Resource Bank in 2004 though early 2007. Loans were originated and sold under various investor programs, including some that allowed for reduced documentation and/or no verification of certain borrower qualifications, such as income or assets. While few of the loans originated and sold by Resource Mortgage were considered to be subprime, significant volumes of non-prime loans were originated and sold. Total Resource Mortgage loans sold by Resource Mortgage in 2007 and 2006 were $769.5 million and $1.4 billion, respectively. Of this volume, less than 15% of total loans sold in 2007 was considered non-prime, compared to approximately 40% in 2006.
Loans sold under these non-prime investor programs included standard representations and warranties regarding the origination of the loans, as well as standard agreements to repurchase loans under specified circumstances, including “early payment defaults” by the borrowers or evidence of misrepresentation of borrower information. During 2007, the general market for these alternative loan products across the country had declined due to moderating real estate prices, increased payment defaults by borrowers and increased loan foreclosures. As a result, Resource Mortgage experienced an increase in requests from secondary market purchasers to repurchase loans sold to those investors. These repurchase requests resulted in the Corporation recording $25.1 million of charges during 2007. These charges, included in “operating risk loss” on the Corporation’s consolidated statements of income, represented the write-downs that were necessary to reduce the loan balances to their estimated net realizable values, based on valuations of the properties, as adjusted for market factors and other considerations. Operating risk loss consists of losses incurred during the normal conduct of banking operations. Many of the loans the Corporation repurchased or that may be repurchased are delinquent and will likely be settled through foreclosure and sale of the underlying collateral.

The following table presents a summary of approximate principal balances and related reserves/write-downs recognized on the Corporation’s consolidated balance sheet, by general category:

	December 31, 2007
		Reserves/
	Principal	Write-downs
	(in thousands)
Outstanding repurchase requests (1) (2)	$19,830	$(6,450)
No repurchase request received — sold loans with identified potential misrepresentations of borrower information (1) (2)	16,610	(6,330)
Repurchased loans (3)	23,700	(5,060)
Foreclosed real estate (OREO)	14,360	—
Other (3) (4)	N/A	(780)

Total reserves/write-downs at December 31, 2007		$(18,620)

(1)	Principal balances had not been repurchased and, therefore, are not included on the consolidated balance sheet as of December 31, 2007.

(2)	Reserve balance included as a component of other liabilities on the consolidated balance sheet as of December 31, 2007.

(3)	Principal balances, net of write-downs, are included as a component of loans, net of unearned income on the consolidated balance sheet as of December 31, 2007.

(4)	During 2007, approximately $30 million of loans held for sale were reclassified to portfolio because there was no longer an active secondary market for these types of loans. The write-down amount adjusts these loans to lower of cost or market upon transfer to portfolio.
The following presents the change in the reserve/write-down balances for the year ended December 31, 2007 (in thousands):

Total reserves/write-downs, beginning of year	$500
Additional charges to expense	25,100
Charge-offs	(6,980)

Total reserves/write-downs, end of year	$18,620

Management believes that the reserves recorded as of December 31, 2007 are adequate for the known potential repurchases. However, continued declines in collateral values or the identification of additional loans to be repurchased could necessitate additional reserves in the future.
Other Contingencies
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

NOTE P — FAIR VALUE OF FINANCIAL INSTRUMENTS
The following are the estimated fair values of the Corporation’s financial instruments as of December 31, 2007 and 2006, followed by a general description of the methods and assumptions used to estimate such fair values. These fair values are significantly affected by assumptions used, principally the timing of future cash flows and the discount rate. Because assumptions are inherently subjective in nature, the estimated fair values cannot be substantiated by comparison to independent market quotes and, in many cases, the estimated fair values could not necessarily be realized in an immediate sale or settlement of the instrument. Further, certain financial instruments and all non-financial instruments are excluded. Accordingly, the aggregate fair value amounts presented do not necessarily represent management’s estimate of the underlying value of the Corporation.

	2007		2006
		Estimated		Estimated
	Book Value	Fair Value	Book Value	Fair Value
	(in thousands)
FINANCIAL ASSETS

Cash and due from banks	$381,283	$381,283	$355,018	$355,018
Interest-bearing deposits with other banks	11,330	11,330	27,529	27,529
Federal funds sold	9,823	9,823	659	659
Loans held for sale	103,984	104,659	239,042	242,411
Securities held to maturity (1)	10,285	10,399	12,524	12,534
Securities available for sale (1)	3,143,267	3,143,267	2,865,714	2,865,714
Net loans	11,204,424	11,196,090	10,374,323	10,201,158
Accrued interest receivable	73,435	73,435	71,825	71,825
Other financial assets	97,934	97,934	91,727	91,727

FINANCIAL LIABILITIES

Demand and savings deposits	$5,568,900	$5,568,900	$5,802,422	$5,802,422
Time deposits	4,536,545	4,544,273	4,430,047	4,413,104
Short-term borrowings	2,383,944	2,383,944	1,680,840	1,680,840
Accrued interest payable	69,238	69,238	61,392	61,392
Other financial liabilities	57,411	57,411	57,375	57,375
Federal Home Loan Bank advances and long-term debt	1,642,133	1,685,216	1,304,148	1,321,141

(1)	See Note C, “Investment Securities”, for detail by security type.
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
As indicated in Note A, “Summary of Significant Accounting Policies”, securities available for sale are carried at their estimated fair values. The estimated fair values of securities held to maturity as of December 31, 2007 and 2006 were generally based on quoted market prices, broker quotes or dealer quotes.

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
The fair value of long-term debt was estimated by discounting the remaining contractual cash flows using a rate at which the Corporation could issue debt with a similar remaining maturity as of the balance sheet date. The fair values of commitments to extend credit and standby letters of credit are estimated to equal their carrying amounts.
NOTE Q — CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(in thousands)

	December 31
	2007	2006
ASSETS
Cash, securities, and other assets	$17,142	$3,931
Receivable from subsidiaries	4,467	1,159
Investment in:
Bank subsidiaries	1,707,229	1,645,889
Non-bank subsidiaries	369,082	374,359

Total Assets	$2,097,920	$2,025,338

LIABILITIES AND EQUITY
Line of credit with bank subsidiaries	$47,732	$75,000
Revolving line of credit	—	36,318
Long-term debt	381,404	304,242
Payable to non-bank subsidiaries	41,468	47,942
Other liabilities	52,396	45,526

Total Liabilities	523,000	509,028
Shareholders’ equity	1,574,920	1,516,310

Total Liabilities and Shareholders’ Equity	$2,097,920	$2,025,338

CONDENSED STATEMENTS OF INCOME

	Year ended December 31
	2007	2006	2005
	(in thousands)
Income:
Dividends from bank subsidiaries	$190,089	$178,407	$223,900
Other	57,231	56,725	45,336

	247,320	235,132	269,236
Expenses	97,576	89,414	66,824

Income before income taxes and equity in undistributed net income of subsidiaries	149,744	145,718	202,412
Income tax benefit	(15,243)	(13,810)	(8,445)

	164,987	159,528	210,857
Equity in undistributed net (loss) income of:
Bank subsidiaries	(22,504)	17,105	(53,640)
Non-bank subsidiaries	10,235	8,894	8,857

Net Income	$152,718	$185,527	$166,074

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2007	2006	2005
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$152,718	$185,527	$166,074

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-based compensation	2,639	1,687	1,041
Excess tax benefits from stock-based compensation	(111)	(783)	(269)
(Increase) decrease in other assets	(7,306)	5,191	(1,112)
Equity in undistributed net loss (income) of subsidiaries	12,269	(25,999)	44,783
Increase (decrease) in other liabilities and payable to non-bank subsidiaries	2,654	(2,278)	(2,653)

Total adjustments	10,145	(22,182)	41,790

Net cash provided by operating activities	162,863	163,345	207,864

Cash Flows From Investing Activities:
Investment in bank subsidiaries	(62,592)	(96,222)	(3,700)
Investment in non-bank subsidiaries	—	(4,640)	(100,000)
Net cash paid for acquisitions	—	(151,549)	(21,724)

Net cash used in investing activities	(62,592)	(252,411)	(125,424)

Cash Flows From Financing Activities:
Net (decrease) increase in short-term borrowings	(63,586)	49,930	(21,042)
Dividends paid	(103,122)	(98,022)	(85,495)
Net proceeds from issuance of common stock	7,368	9,074	10,722
Excess tax benefits from stock-based compensation	111	783	269
Repayments of long-term debt	(21,471)	(5,121)	(264)
Addition to long-term debt	98,633	152,563	98,606
Acquisition of treasury stock	(18,227)	(20,193)	(85,168)

Net cash (used in) provided by financing activities	(100,294)	89,014	(82,372)

Net (Decrease) Increase in Cash and Cash Equivalents	(23)	(52)	68
Cash and Cash Equivalents at Beginning of Year	24	76	8

Cash and Cash Equivalents at End of Year	$1	$24	$76

Cash paid during the year for:
Interest	$17,650	$3,023	$2,758
Income taxes	65,053	77,327	60,539

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2007, the company’s internal control over financial reporting is effective based on those criteria.

/s/ R. Scott Smith, Jr.
R. Scott Smith, Jr.
Chairman, Chief Executive Officer and President

/s/ Charles J. Nugent
Charles J. Nugent
Senior Executive Vice President and
Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Fulton Financial Corporation:
We have audited the accompanying consolidated balance sheets of Fulton Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited Fulton Financial Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fulton Financial Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fulton Financial Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Fulton Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 29, 2008

QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)
(in thousands, except per-share data)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
FOR THE YEAR 2007
Interest income	$230,656	$230,112	$238,740	$240,069
Interest expense	108,881	109,204	116,330	116,418

Net interest income	121,775	120,908	122,410	123,651
Provision for loan losses	957	2,700	4,606	6,800
Other income	39,065	37,005	36,743	35,211
Other expenses	100,905	98,107	107,996	98,447

Income before income taxes	58,978	57,106	46,551	53,615
Income taxes	17,850	17,261	12,985	15,436

Net income	$41,128	$39,845	$33,566	$38,179

Per-share data:
Net income (basic)	$0.24	$0.23	$0.19	$0.22
Net income (diluted)	0.24	0.23	0.19	0.22
Cash dividends	0.1475	0.1500	0.1500	0.1500

FOR THE YEAR 2006
Interest income	$192,652	$213,206	$229,101	$229,548
Interest expense	77,609	90,355	103,177	107,803

Net interest income	115,043	122,851	125,924	121,745
Provision for loan losses	1,000	875	555	1,068
Other income	36,607	36,002	36,912	40,354
Other expenses	88,016	90,793	92,425	94,757

Income before income taxes	62,634	67,185	69,856	66,274
Income taxes	18,755	20,484	21,514	19,669

Net income	$43,879	$46,701	$48,342	$46,605

Per-share data:
Net income (basic)	$0.26	$0.27	$0.28	$0.27
Net income (diluted)	0.25	0.27	0.28	0.27
Cash dividends	0.138	0.1475	0.1475	0.1475

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Item 9B. Other Information
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Incorporated by reference herein is the information appearing under the headings “Information about Nominees, Continuing Directors and Independence Standards”, “Named Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Conduct”, “Procedure for Shareholder Nominations”, and “Other Board Committees” within the Corporation’s 2008 Proxy Statement.
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
Item 11. Executive Compensation
Incorporated by reference herein is the information appearing under the headings “Information Concerning Compensation”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report” within the Corporation’s 2008 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference herein is the information appearing under the heading “Security Ownership of Directors, Nominees and Management” within the Corporation’s 2008 Proxy Statement, and information appearing under the heading “Securities Authorized for Issuance under Equity Compensation Plans” within Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities”.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference herein is the information appearing under the headings “Related Person Transactions with Directors and Executive Officers” and “Information about Nominees, Continuing Directors and Independence Standards” within the Corporation’s 2008 Proxy Statement, and the information appearing in “Note D — Loans and Allowance for Credit Losses”, of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”.
Item 14. Principal Accounting Fees and Services
Incorporated by reference herein is the information appearing under the heading “Relationship With Independent Public Accountants” within the Corporation’s 2008 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
1.	Financial Statements — The following consolidated financial statements of Fulton Financial Corporation and subsidiaries are incorporated herein by reference in response to Item 8 above:
(i)	Consolidated Balance Sheets — December 31, 2007 and 2006.

(ii)	Consolidated Statements of Income — Years ended December 31, 2007, 2006 and 2005.

(iii)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income — Years ended December 31, 2007, 2006 and 2005.

(iv)	Consolidated Statements of Cash Flows — Years ended December 31, 2007, 2006 and 2005.

(v)	Notes to Consolidated Financial Statements

(vi)	Report of Independent Registered Public Accounting Firm
2.	Financial Statement Schedules — All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

3.	Exhibits — The following is a list of the Exhibits required by Item 601 of Regulation S-K and filed as part of this report:
3.1	Articles of Incorporation, as amended and restated, of Fulton Financial Corporation as amended — Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Form S-4 Registration Statement filed on October 7, 2005.

3.2	Bylaws of Fulton Financial Corporation as amended — Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 12, 2007.

4.1	Second Amended and Restated Rights Agreement dated December 20, 2005, between Fulton Financial Corporation and Fulton Bank — Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 27, 2005.

4.2	An Indenture entered into on March 28, 2005 between Fulton Financial Corporation and Wilmington Trust Company as trustee, relating to the issuance by Fulton of $100 million aggregate principal amount of 5.35% subordinated notes due April 1, 2015 — Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K dated March 31, 2005.

4.3	Purchase Agreement entered into between Fulton Financial Corporation, Fulton Capital Trust I, FFC Management, Inc. and Sandler O’Neill & Partners, L.P. with respect to the Trust’s issuance and sale in a firm commitment public offering of $150 million aggregate liquidation amount of 6.29% Capital Securities — Incorporated by reference to Exhibit 1.1 of the Fulton Financial Corporation Current Report on Form 8-K dated Janauary 20, 2006.

4.4	First Supplemental Indenture entered into on May 1, 2007 between Fulton Financial Corporation and Wilmington Trust Company as trustee, relating to the issuance by Fulton of $100 million aggregate principal amount of 5.75% subordinated notes due May 1, 2017 — Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K dated May 1, 2007.

10.1	Employment Agreement entered into between Fulton Financial Corporation and R. Scott Smith, Jr. dated June 1, 2006 — Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Annual Report on Form 10-K dated March 1, 2007.

10.2	Employment Agreement entered into between Fulton Financial Corporation and Richard J. Ashby, Jr. dated June 1, 2006 — Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Annual Report on Form 10-K dated March 1, 2007.

10.3	Deferred Compensation Agreement between Fulton Financial Corporation and Richard J. Ashby, Jr., as of April 7, 1992 — Incorporated by reference to Exhibit 10.3 of the Fulton Financial Corporation Annual Report on Form 10-K dated March 1, 2007.

10.4	Employment Agreement entered into between Fulton Financial Corporation and Craig H. Hill dated June 1, 2006 — Incorporated by reference to Exhibit 10.4 of the Fulton Financial Corporation Annual Report on Form 10-K dated March 1, 2007.

10.5	Employment Agreement entered into between Fulton Financial Corporation and Charles J. Nugent dated June 1, 2006 — Incorporated by reference to Exhibit 10.5 of the Fulton Financial Corporation Annual Report on Form 10-K dated March 1, 2007.

10.6	Employment Agreement entered into between Fulton Financial Corporation and James E. Shreiner dated June 1, 2006 — Incorporated by reference to Exhibit 10.6 of the Fulton Financial Corporation Annual Report on Form 10-K dated March 1, 2007.

10.7	Employment Agreement entered into between Fulton Financial Corporation and E. Philip Wenger dated June 1, 2006 — Incorporated by reference to Exhibit 10.7 of the Fulton Financial Corporation Annual Report on Form 10-K dated March 1, 2007.

10.8	Form of Employment Agreement to Senior Management — Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.9	Form of Death Benefit Only Agreement to Senior Management — Incorporated by reference to Exhibit 10.9 of the Fulton Financial Corporation Annual Report on Form 10K dated March 1, 2007.

10.10	2004 Stock Option and Compensation Plan adopted October 21, 2003 — Incorporated by reference to Exhibit C of Fulton Financial Corporation’s 2004 Proxy Statement filed on March 18, 2004.

10.11	Form of stock option agreement and form of Restricted Stock Agreement between Fulton Financial Corporation and Officers of the Corporation as of July 1, 2005 — Incorporated by reference to Exhibits 10.1 and 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated June 27, 2005.

10.12	Form of Amendment to Stock Option Agreement for John M. Bond — Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 22, 2006.

10.13	Fulton Financial Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2008 — Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.14	Form of Supplemental Executive Retirement Plan — For Use with Executives with no Pre-2008 Accruals — Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.15	Form of Amended and Restated Supplemental Executive Retirement Plan - For Use with Executives with no Pre-2008 Accruals — Incorporated by reference to Exhibit 10.3 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.16	Form of Amended and Restated Supplemental Executive Retirement Plan - For Use with Executives First Covered After 2004 but Before 2008 — Incorporated by reference to Exhibit 10.4 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.17	Agreement between Fulton Financial Corporation and Fiserv Solutions, Inc. dated as of January 1, 2005. Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. See also Fulton Financial Corporation Current Report on Form 8-K dated June 24, 2005.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
FULTON FINANCIAL CORPORATION
(Registrant)

Dated: February 29, 2008	By:	/s/ R. Scott Smith, Jr.
R. Scott Smith, Jr.,
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jeffrey G. Albertson, Esq. Jeffrey G. Albertson, Esq.	Director	February 29, 2008

/s/ John M. Bond, Jr. John M. Bond, Jr.	Director	February 29, 2008

/s/ Donald M. Bowman, Jr. Donald M. Bowman, Jr.	Director	February 29, 2008

/s/ Beth Ann L. Chivinski	Executive Vice President	February 29, 2008
Beth Ann L. Chivinski	and Controller (Principal Accounting Officer)

/s/ Craig A. Dally, Esq. Craig A. Dally, Esq.	Director	February 29, 2008

/s/ Patrick J. Freer Patrick J. Freer	Director	February 29, 2008

Signature	Capacity	Date

/s/ Rufus A. Fulton, Jr. Rufus A. Fulton, Jr.	Director	February 29, 2008

/s/ George W. Hodges George W. Hodges	Director	February 29, 2008

/s/ Carolyn R. Holleran Carolyn R. Holleran	Director	February 29, 2008

/s/ Willem Kooyker Willem Kooyker	Director	February 29, 2008

/s/ Donald W. Lesher, Jr. Donald W. Lesher, Jr.	Director	February 29, 2008

/s/ Charles J. Nugent	Senior Executive Vice President and	February 29, 2008
Charles J. Nugent	Chief Financial Officer (Principal Financial Officer)

/s/ Abraham S. Opatut Abraham S. Opatut	Director	February 29, 2008

/s/ John O. Shirk, Esq. John O. Shirk, Esq.	Director	February 29, 2008

/s/ R. Scott Smith, Jr.	Chairman, President and Chief	February 29, 2008
R. Scott Smith, Jr.	Executive Officer (Principal Executive Officer)

/s/ Gary A. Stewart Gary A. Stewart	Director	February 29, 2008

EXHIBIT INDEX
Exhibits Required Pursuant to Item 601 of Regulation S-K
3.1	Articles of Incorporation, as amended and restated, of Fulton Financial Corporation as amended — Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Form S-4 Registration Statement filed on October 7, 2005.

3.2	Bylaws of Fulton Financial Corporation as amended — Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 12, 2007.

4.1	Second Amended and Restated Rights Agreement dated December 20, 2005, between Fulton Financial Corporation and Fulton Bank — Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 27, 2005.

4.2	An Indenture entered into on March 28, 2005 between Fulton Financial Corporation and Wilmington Trust Company as trustee, relating to the issuance by Fulton of $100 million aggregate principal amount of 5.35% subordinated notes due April 1, 2015 — Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K dated March 31, 2005.

4.3	Purchase Agreement entered into between Fulton Financial Corporation, Fulton Capital Trust I, FFC Management, Inc. and Sandler O’Neill & Partners, L.P. with respect to the Trust’s issuance and sale in a firm commitment public offering of $150 million aggregate liquidation amount of 6.29% Capital Securities — Incorporated by reference to Exhibit 1.1 of the Fulton Financial Corporation Current Report on Form 8-K dated January 20, 2006.

4.4	First Supplemental Indenture entered into on May 1, 2007 between Fulton Financial Corporation and Wilmington Trust Company as trustee, relating to the issuance by Fulton of $100 million aggregate principal amount of 5.75% subordinated notes due May 1, 2017 — Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K dated May 1, 2007.

10.1	Employment Agreement entered into between Fulton Financial Corporation and R. Scott Smith, Jr. dated June 1, 2006 — Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Annual Report on Form 10-K dated March 1, 2007.

10.2	Employment Agreement entered into between Fulton Financial Corporation and Richard J. Ashby, Jr. dated June 1, 2006 — Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Annual Report on Form 10-K dated March 1, 2007.

10.3	Deferred Compensation Agreement between Fulton Financial Corporation and Richard J. Ashby, Jr., as of April 7, 1992 — Incorporated by reference to Exhibit 10.3 of the Fulton Financial Corporation Annual Report on Form 10-K dated March 1, 2007.

10.4	Employment Agreement entered into between Fulton Financial Corporation and Craig H. Hill dated June 1, 2006 — Incorporated by reference to Exhibit 10.4 of the Fulton Financial Corporation Annual Report on Form 10-K dated March 1, 2007.

10.5	Employment Agreement entered into between Fulton Financial Corporation and Charles J. Nugent dated June 1, 2006 — Incorporated by reference to Exhibit 10.5 of the Fulton Financial Corporation Annual Report on Form 10-K dated March 1, 2007.

10.6	Employment Agreement entered into between Fulton Financial Corporation and James E. Shreiner dated June 1, 2006 — Incorporated by reference to Exhibit 10.6 of the Fulton Financial Corporation Annual Report on Form 10-K dated March 1, 2007.

10.7	Employment Agreement entered into between Fulton Financial Corporation and E. Philip Wenger dated June 1, 2006 — Incorporated by reference to Exhibit 10.7 of the Fulton Financial Corporation Annual Report on Form 10-K dated March 1, 2007.

10.8	Form of Employment Agreement to Senior Management — Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.9	Form of Death Benefit Only Agreement to Senior Management — Incorporated by reference to Exhibit 10.9 of the Fulton Financial Corporation Annual Report on Form 10K dated March 1, 2007.

10.10	2004 Stock Option and Compensation Plan adopted October 21, 2003 — Incorporated by reference to Exhibit C of Fulton Financial Corporation’s 2004 Proxy Statement filed on March 18, 2004.

10.11	Form of stock option agreement and form of Restricted Stock Agreement between Fulton Financial Corporation and Officers of the Corporation as of July 1, 2005 — Incorporated by reference to Exhibits 10.1 and 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated June 27, 2005.

10.12	Form of Amendment to Stock Option Agreement for John M. Bond — Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 22, 2006.

10.13	Fulton Financial Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2008 — Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.14	Form of Supplemental Executive Retirement Plan — For Use with Executives with no Pre-2008 Accruals — Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.15	Form of Amended and Restated Supplemental Executive Retirement Plan - For Use with Executives with no Pre-2008 Accruals — Incorporated by reference to Exhibit 10.3 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.16	Form of Amended and Restated Supplemental Executive Retirement Plan - For Use with Executives First Covered After 2004 but Before 2008 — Incorporated by reference to Exhibit 10.4 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.17	Agreement between Fulton Financial Corporation and Fiserv Solutions, Inc. dated as of January 1, 2005. Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. See also Fulton Financial Corporation Current Report on Form 8-K dated June 24, 2005.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.