Form 10-Q
period 2008-03-31
FULTON FINANCIAL CORP
filed 2008-05-12
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008, or

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $2.50 Par Value – 174,002,000 shares outstanding as of April 30, 2008.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

Item 1. Financial Statements
FULTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per-share data)

	March 31
	2008	December 31
	(unaudited)	2007
ASSETS
Cash and due from banks	$406,601	$381,283
Interest-bearing deposits with other banks	12,418	11,330
Federal funds sold	822	9,823
Loans held for sale	95,144	103,984
Investment securities:
Held to maturity (estimated fair value of $10,635 in 2008 and $10,399 in 2007)	10,207	10,285
Available for sale	3,094,620	3,143,267

Loans, net of unearned income	11,388,653	11,204,424
Less: Allowance for loan losses	(115,257)	(107,547)

Net Loans	11,273,396	11,096,877

Premises and equipment	197,424	193,296
Accrued interest receivable	65,865	73,435
Goodwill	624,058	624,072
Intangible assets	28,980	30,836
Other assets	243,332	244,610

Total Assets	$16,052,867	$15,923,098

LIABILITIES
Deposits:
Noninterest-bearing	$1,737,442	$1,722,211
Interest-bearing	8,311,486	8,383,234

Total Deposits	10,048,928	10,105,445

Short-term borrowings:
Federal funds purchased	1,103,804	1,057,335
Other short-term borrowings	1,125,323	1,326,609

Total Short-Term Borrowings	2,229,127	2,383,944

Accrued interest payable	66,637	69,238
Other liabilities	205,486	147,418
Federal Home Loan Bank advances and long-term debt	1,890,969	1,642,133

Total Liabilities	14,441,147	14,348,178

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 192.0 million shares issued in 2008 and 191.8 million shares issued in 2007	480,106	479,559
Additional paid-in capital	1,255,897	1,254,369
Retained earnings	156,708	141,993
Accumulated other comprehensive loss	(1,763)	(21,773)
Treasury stock, 18.3 million shares in 2008 and 2007, at cost	(279,228)	(279,228)

Total Shareholders’ Equity	1,611,720	1,574,920

Total Liabilities and Shareholders’ Equity	$16,052,867	$15,923,098

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per-share data)

	Three Months Ended
	March 31
	2008	2007
INTEREST INCOME
Loans, including fees	$191,166	$195,557
Investment securities:
Taxable	29,561	24,619
Tax-exempt	4,535	4,281
Dividends	2,163	1,919
Loans held for sale	1,577	3,684
Other interest income	218	596

Total Interest Income	229,220	230,656

INTEREST EXPENSE
Deposits	63,485	71,208
Short-term borrowings	18,829	19,054
Long-term debt	21,007	18,619

Total Interest Expense	103,321	108,881

Net Interest Income	125,899	121,775
Provision for loan losses	11,220	957

Net Interest Income After Provision for Loan Losses	114,679	120,818

OTHER INCOME
Service charges on deposit accounts	13,967	10,627
Investment management and trust services	8,759	9,810
Other service charges and fees	8,591	7,375
Gains on sales of mortgage loans	2,311	5,393
Investment securities gains	1,246	1,782
Other	2,806	4,078

Total Other Income	37,680	39,065

OTHER EXPENSES
Salaries and employee benefits	55,195	56,293
Net occupancy expense	10,524	10,196
Equipment expense	3,448	3,715
Data processing	3,246	3,202
Advertising	2,905	2,409
Intangible amortization	1,857	1,983
Operating risk loss	1,243	5,914
Other	18,242	17,193

Total Other Expenses	96,660	100,905

Income Before Income Taxes	55,699	58,978
Income taxes	14,203	17,850

Net Income	$41,496	$41,128

PER-SHARE DATA:
Net income (basic)	$0.24	$0.24
Net income (diluted)	0.24	0.24
Cash dividends	0.1500	0.1475
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2008 AND 2007

					Accumulated
	Number of		Additional		Other Com-
	Shares	Common	Paid-in	Retained	prehensive	Treasury
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Total
	(in thousands)

Balance at December 31, 2007	173,503	$479,559	$1,254,369	$141,993	$(21,773)	$(279,228)	$1,574,920
Comprehensive income:
Net income				41,496			41,496
Other comprehensive income					20,010		20,010

Total comprehensive income							61,506

Stock issued, including related tax benefits	219	547	952				1,499
Stock-based compensation awards			576				576
Impact of pension plan measurement date change (net of $23,000 tax effect)				43			43
Cumulative effect of EITF 06-4 adoption				(677)			(677)
Cash dividends — $0.1500 per share				(26,147)			(26,147)

Balance at March 31, 2008	173,722	$480,106	$1,255,897	$156,708	$(1,763)	$(279,228)	$1,611,720

Balance at December 31, 2006	173,648	$476,987	$1,246,823	$92,592	$(39,091)	$(261,001)	$1,516,310
Comprehensive income:
Net income				41,128			41,128
Other comprehensive income					2,265		2,265

Total comprehensive income							43,393

Stock issued, including related tax benefits	474	1,176	2,218				3,394
Stock-based compensation awards			508				508
Cumulative effect of FIN 48 adoption				220			220
Acquisition of treasury stock	(1,039)					(16,377)	(16,377)
Cash dividends — $0.1475 per share				(25,517)			(25,517)

Balance at March 31, 2007	173,083	$478,163	$1,249,549	$108,423	$(36,826)	$(277,378)	$1,521,931

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$41,496	$41,128

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,220	957
Depreciation and amortization of premises and equipment	4,904	4,336
Net amortization of investment security premiums	370	563
Investment securities gains	(1,246)	(1,782)
Net decrease in loans held for sale	8,840	32,620
Amortization of intangible assets	1,857	1,983
Stock-based compensation expense	587	508
Excess tax benefits from stock-based compensation expense	(2)	(114)
Decrease in accrued interest receivable	7,570	4,245
(Increase) decrease in other assets	(8,550)	2,026
(Decrease) increase in accrued interest payable	(2,601)	2,092
Increase in other liabilities	17,098	8,594

Total adjustments	40,047	56,028

Net cash provided by operating activities	81,543	97,156

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	194,571	271,483
Proceeds from maturities of securities held to maturity	3,961	220
Proceeds from maturities of securities available for sale	229,210	103,032
Purchase of securities held to maturity	(3,884)	(122)
Purchase of securities available for sale	(303,250)	(109,428)
Decrease in short-term investments	7,913	10,511
Net increase in loans	(188,589)	(73,794)
Net purchases of premises and equipment	(9,032)	(3,377)

Net cash (used in) provided by investing activities	(69,100)	198,525

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand and savings deposits	38,894	(48,777)
Net (decrease) increase in time deposits	(95,411)	51,888
Additions to long-term debt	343,990	290,000
Repayments of long-term debt	(95,154)	(17,865)
Decrease in short-term borrowings	(154,817)	(542,397)
Dividends paid	(26,114)	(25,596)
Net proceeds from issuance of common stock	1,485	3,280
Excess tax benefits from stock-based compensation expense	2	114
Acquisition of treasury stock	—	(16,377)

Net cash provided by (used in) financing activities	12,875	(305,730)

Net Increase (Decrease) in Cash and Due From Banks	25,318	(10,049)
Cash and Due From Banks at Beginning of Year	381,283	355,018

Cash and Due From Banks at End of Year	$406,601	$344,969

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$105,922	$106,789
Income taxes	5,000	1,117
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A – Basis of Presentation
The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the Corporation) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
NOTE B – Net Income Per Share and Other Comprehensive Income
The Corporation’s basic net income per share is calculated as net income divided by the weighted average number of shares outstanding. For diluted net income per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation’s common stock equivalents consist solely of outstanding stock options and restricted stock. Excluded from the calculation were 5.2 million and 2.2 million anti-dilutive options for the three months ended March 31, 2008 and 2007, respectively.
A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three months ended
	March 31
	2008	2007
	(in thousands)
Weighted average shares outstanding (basic)	173,624	173,273
Impact of common stock equivalents	585	1,605

Weighted average shares outstanding (diluted)	174,209	174,878

The following table presents the components of other comprehensive income (loss):

	Three months ended
	March 31
	2008	2007
	(in thousands)
Unrealized gain on securities (net of $9.6 million and $1.9 million tax effect in 2008 and 2007, respectively)	$17,773	$3,537
Unrealized gain (loss) on derivative financial instruments (net of $18,000 and $103,000 tax effect in 2008 and 2007, respectively)	34	(191)
Reclassification adjustment for securities losses (gains) included in net income (net of $1.2 million tax benefit in 2008 and $624,000 tax expense in 2007)	2,203	(1,158)
Amortization of unrecognized pension and postretirement costs (net of $41,000 tax effect in 2007)	—	77

Other comprehensive income	$20,010	$2,265

NOTE C – Income Taxes
In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), the Corporation maintains a reserve for unrecognized income tax positions as a component of other liabilities. Upon adoption of FIN 48 on January 1, 2007, the Corporation recorded a $220,000 decrease in existing reserves for unrecognized income tax positions, with a cumulative effect adjustment for the same amount recorded to retained earnings.
As of March 31, 2008 and 2007 the Corporation had total reserves for unrecognized income tax positions of $3.1 million and $4.1 million, respectively, all of which, if recognized, would impact the effective tax rate. Also as of March 31, 2008 and 2007, the Corporation had $1.0 million and $1.4 million, respectively, in accrued interest payable related to such unrecognized positions. The Corporation recognizes interest accrued related to unrecognized income tax positions as a component of income tax expense. Penalties, if incurred, would also be recognized in income tax expense.
During the three months ended March 31, 2008, the Corporation reversed $2.0 million of its reserves for unrecognized income tax positions, resulting in a reduction of income tax expense. The Corporation had not fully recognized in the consolidated financial statements the positions it had taken on its tax returns for disallowed interest expense on certain tax-exempt municipal securities. In the fourth quarter of 2007, a court ruled in favor of a taxpayer who had taken a similar position on its tax returns. In the first quarter of 2008, the Internal Revenue Service indicated that it would not pursue an appeal of this ruling. As a result, the criteria for remeasurement of this tax position were reached.
The Corporation, or one of its subsidiaries, files income tax returns in the U.S. Federal jurisdiction, and various states. In many cases, unrecognized income tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. With few exceptions, the Corporation is no longer subject to U.S. Federal, state and local examinations by tax authorities for years before 2004.
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

The following table presents compensation expense and the related tax benefits for equity awards recognized on the consolidated income statements:

	Three months ended
	March 31
	2008	2007
	(in thousands)
Compensation expense	$587	$508
Tax benefit	(74)	(70)

Net income effect	$513	$438

Under the Option Plans, options are granted to key employees for terms of up to ten years at option prices equal to the fair market value of the Corporation’s stock on the date of grant. Options are typically granted annually on July 1st and become fully vested after a three-year cliff-vesting period. Certain events, as specified in the Option Plans and agreements, would result in the acceleration of the vesting period. As of March 31, 2008, the Option Plans had 14.0 million shares reserved for future grants through 2013.
NOTE E – Employee Benefit Plans
The Corporation maintains a defined benefit pension plan (Pension Plan) for certain employees. Contributions to the Pension Plan are actuarially determined and funded annually. Pension Plan assets are invested in: money markets; fixed income securities, including corporate bonds, U.S. Treasury securities and common trust funds; and equity securities, including common stocks and common stock mutual funds.
On April 30, 2007, the Corporation amended the Pension Plan to discontinue the accrual of benefits for all existing participants, effective January 1, 2008. As a result of this amendment, the Corporation recorded a $58,000 curtailment loss, as determined by consulting actuaries, during the second quarter of 2007. The curtailment loss resulted from a $13.8 million gain from adjusting the funded status of the Pension Plan and an offsetting $13.9 million write-off of unamortized pension costs and related deferred tax assets.
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
As required by Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Postretirement Plans” (Statement 158), the Corporation recognizes the funded status of its Pension Plan and Postretirement Plan on the consolidated balance sheets and recognizes the changes in that funded status through other comprehensive income.
Effective January 1, 2008, as required by Statement 158, the Corporation changed the actuarial measurement date for its Pension Plan from a fiscal year-end of September 30th to December 31st. The impact of this change in the actuarial measurement date resulted in a $66,000 increase to the Corporation’s prepaid pension asset and a cumulative effect adjustment, net of tax, of $43,000 recorded as an increase to retained earnings.

The net periodic benefit (income) cost for the Pension Plan and Postretirement Plan, as determined by consulting actuaries, consisted of the following components for the three months ended March 31:

	Pension Plan		Postretirement Plan
	2008	2007	2008	2007
		(in thousands)
Service cost (1)	$37	$626	$127	$108
Interest cost	816	925	167	142
Expected return on plan assets	(918)	(1,137)	(1)	(1)
Net amortization and deferral	—	175	—	(57)

Net periodic benefit (income) cost	$(65)	$589	$293	$192

(1)	The Pension Plan service cost recorded for the quarter ended March 31, 2008 was related to administrative costs associated with the plan and not due to the accrual of additional participant benefits.
In September 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements ” (EITF 06-4). EITF 06-4 addresses accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF 06-4 requires that the postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement be recognized as a liability by the employer if that obligation has not been settled through the related insurance arrangement.
The Corporation adopted the provisions of EITF 06-4 on January 1, 2008 and recorded a $677,000 liability, with a cumulative effect adjustment for the same amount recorded as a reduction to retained earnings. The amount represents the actuarial cost of maintaining endorsement split-dollar life insurance policies for certain employees which have not been effectively settled through their related insurance arrangements.
NOTE F – Derivative Financial Instruments
Interest Rate Swaps
As of March 31, 2008, interest rate swaps with a notional amount of $98.0 were used to hedge certain long-term fixed rate certificates of deposit. The terms of the certificates of deposit and the interest rate swaps are similar and were committed to simultaneously. Under the terms of the swap agreements, the Corporation is the fixed rate receiver and the floating rate payer (generally tied to the three-month London Interbank Offering Rate, or LIBOR, a common index used for setting rates between financial institutions). The interest rate swaps and the certificates of deposit are recorded at fair value, with changes in the fair values during the period recorded to other expense. For the three months ended March 31, 2008, net gains of $33,000 were recorded in other expense, representing the net impact of the change in fair values of the interest rate swaps and the certificates of deposit, compared to net losses of $96,000 for the three months ended March 31, 2007.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (Statement 159). Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value and amends Statement 115 to, among other things, require certain disclosures for amounts for which the fair value option is applied. Statement 159 became effective on January 1, 2008 and the Corporation adopted the provisions of Statement 159 for the interest rate swaps and the related certificates of deposit.
Prior to the adoption of Statement 159, the Corporation accounted for these interest rate swaps and the related certificates of deposit under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133). Under Statement 133, the

Corporation performed tests for each swap to prove they were highly effective. The adoption of Statement 159 for these instruments did not result in a change in the reported values of the interest rate swaps or certificates of deposits on the Corporation’s consolidated balance sheets. However, the administrative burden of completing these periodic effectiveness tests was removed, as such tests are not required under Statement 159.
The Corporation did not adopt the provisions of Statement 159 for any other financial assets or liabilities on its consolidated balance sheets.
Forward Starting Interest Rate Swaps
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
The Corporation entered into a forward-starting interest rate swap with a notional amount of $100.0 million in February 2007 in anticipation of the issuance of subordinated debt in May 2007. This swap was accounted for as a cash flow hedge as it hedged the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. The total amount recorded in accumulated other comprehensive income upon settlement of this derivative is being amortized to interest expense over the life of the related securities using the effective interest method. The amount of net losses in accumulated other comprehensive income that will be reclassified into earnings during the next twelve months is expected to be approximately $15,000.
NOTE G – Commitments and Contingencies
Commitments
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and letters of credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the Corporation’s consolidated balance sheets. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the outstanding amount of those instruments.
The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	March 31
	2008	2007
	(in thousands)
Commitments to extend credit	4,120,738	4,547,736
Standby letters of credit	778,888	719,028
Commercial letters of credit	29,692	27,023
As of March 31, 2008, the Corporation recorded a $3.8 million reserve for unfunded lending commitments, included in other liabilities, which represented management’s estimates of losses inherent in commitments to extend credit. Prior to December 31, 2007, the reserve for unfunded lending commitments was included as a component of the allowance for loan losses. As of December 31, 2007, the Corporation reclassified the reserve for unfunded lending commitments to other liabilities. Prior periods were not reclassified.
Residential Lending Contingencies

Beginning in 2008, residential mortgages are originated and sold by the Corporation through Fulton Mortgage Company (Fulton Mortgage), which is a division of each of the Corporation’s subsidiary banks, and The Columbia Bank, which maintains its own mortgage lending operations. The loans originated and sold through these channels are predominately “prime” loans that conform to published standards of government-sponsored agencies.
During 2007, the Corporation recorded $25.1 million of charges related to actual and potential repurchases of residential loans and home equity loans which were originated and sold to secondary market investors by the former Resource Bank’s mortgage division, Resource Mortgage. Resource Mortgage operated a national wholesale mortgage lending operation through early 2007. Loans were originated and sold under various investor programs, including some that allowed for reduced documentation and/or no verification of certain borrower qualifications, such as income or assets.
The Corporation has managed its residential mortgage lending risk by exiting from the national wholesale mortgage business at Resource Mortgage, where the majority of the repurchased loans were generated. In addition, the Corporation merged Resource Bank, including Resource Mortgage, into Fulton Bank in the first quarter of 2008. During the first quarter of 2008, the Corporation recorded $800,000 of additional charges related to actual and potential repurchases of residential mortgage and home equity loans, and continued to work through the loans repurchased from investors from the prior year.
The following table presents a summary of the approximate principal balances and related reserves/write-downs recognized on the Corporation’s consolidated balance sheet, by general category:

	March 31, 2008
		Reserves/
	Principal	Write-downs
	(in thousands)
Outstanding repurchase requests (1) (2)	$22,500	$(7,710)
No repurchase request received – sold loans with identified potential misrepresentations of borrower information (1) (2)	16,000	(5,840)
Repurchased loans (3)	19,300	(3,790)
Foreclosed real estate (OREO)	17,300	—
Other (3) (4)	N/A	(440)

Total reserves/write-downs at March 31, 2008		$(17,780)

(1)	Principal balances had not been repurchased and, therefore, are not included on the consolidated balance sheet as of March 31, 2008.

(2)	Reserve balance included as a component of other liabilities on the consolidated balance sheet as of March 31, 2008.

(3)	Principal balances, net of write-downs, are included as a component of loans, net of unearned income on the consolidated balance sheet as of March 31, 2008.

(4)	During 2007, approximately $30 million of loans held for sale were reclassified to portfolio because there was no longer an active secondary market for these types of loans. The write-down amount represents the remaining balance of the Corporation’s write-down of these loans to lower of cost or market upon transfer to portfolio.

The following presents the change in the reserve/write-down balances:

	Three months ended
	March 31
	2008	2007
	(in thousands)
Total reserves/write-downs, beginning of period	$18,620	$500
Additional charges to expense	800	5,500
Charge-offs	(1,640)	(1,210)

Total reserves/write-downs, end of period	$17,780	$4,790

Management believes that the reserves recorded as of March 31, 2008 are adequate for the known potential repurchases. However, continued declines in collateral values or the identification of additional loans to be repurchased could necessitate additional reserves in the future.
NOTE H – FAIR VALUE MEASUREMENTS
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
On January 1, 2008, the Corporation adopted the provisions of Statement 157 for all financial assets and liabilities and all nonfinancial assets and liabilities required to be measured at fair value on a recurring basis. Although the adoption of Statement 157 did not impact the values of assets and liabilities on the Corporation’s consolidated balance sheet, the adoption resulted in expanded disclosure requirements for assets and liabilities recorded at fair value.
Statement 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three categories (from highest to lowest priority):
•	Level 1 – Inputs that represent quoted prices for identical instruments in active markets.

•	Level 2 – Inputs that represent quoted prices for similar instruments in active markets, or quoted prices for identical instruments in non-active markets. Also includes valuation techniques whose inputs are derived principally from observable market data other than quoted prices, such as interest rates or other market-corroborated means.

•	Level 3 – Inputs that are largely unobservable, as little or no market data exists for the instrument being valued.
Companies are required to categorize all financial assets and liabilities and all nonfinancial assets and liabilities required to be measured at fair value on a recurring basis into the above three levels.

The Corporation’s assets and liabilities measured at fair value and reported on the Corporation’s consolidated balance sheet that are subject to Statement 157 as of March 31, 2008 were as follows:

	Level 1	Level 2	Level 3	Total
		(in thousands)
Loans held for sale	$—	$95,144	$—	$95,144
Loans, net of unearned income	—	370	—	370
Available for sale investment securities	72,105	3,022,515	—	3,094,620
Other financial assets	10,217	4,551	—	14,768

Total assets	$82,322	$3,122,580	$—	$3,204,902

Certificates of deposit	$—	$87,439	$—	$87,439
Other financial liabilities	10,217	149	—	10,366

Total liabilities	$10,217	$87,588	$—	$97,805

The valuation techniques used to measure fair value for the items in the table above are as follows:
•	Loans held for sale – This category consists of loans held for sale that were measured at the lower of aggregate cost or fair value. Fair value was measured by the price that secondary market investors are currently offering for loans with similar characteristics.

•	Loans, net of unearned income – This category consists of residential mortgage loans and home equity loans that were previously sold and repurchased from secondary market investors during the first quarter of 2008. Upon repurchase, these loans were written down to the appraised value of their underlying collateral. See Note G, “Commitments and Contingencies” for additional information.

•	Available for sale investment securities – Included within this asset category are both equity and debt securities. Equity securities consisting of stocks of financial institutions, mutual funds and certain other government sponsored agency stocks are listed as Level 1 assets, measured at fair value based on quoted prices for identical securities in active markets. All other equity securities, primarily restricted investment securities issued by the Federal Home Loan Bank and Federal Reserve Bank, are categorized as Level 2 assets that are measured at fair value based on prices paid for identical instruments by these agencies. Debt securities, classified as Level 2 assets, consist of: mortgage backed securities and collateralized mortgage obligations, state and municipal bonds, and corporate debt securities. Fair values are determined using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates.

•	Other financial assets – Included within this asset category are Level 1 assets, consisting of mutual funds, that are held in trust for employee deferred compensation plans and measured at fair value based on quoted prices for identical securities in active markets. The Corporation maintains a separate Level 1 deferred compensation liability of the same amount, included within the “other financial liabilities” category above, which represents the amounts due to employees under these deferred compensation plans. Also included in this category are foreclosed assets that the Corporation obtained during the first quarter of 2008. Fair values for these Level 2 assets were based on estimated selling prices less estimated selling costs for similar assets in active markets.

•	Certificates of deposit – This category consists of hedged long-term fixed rate certificates of deposit accounted for under Statement 159. The certificates of deposit and their associated interest rate swaps, included within the “Other financial liabilities” category, are measured at fair value through the use of a model-based approach which utilizes market prices for similar instruments in addition to using market-corroborated means, such as interest rates. See Note F, “Derivative Financial Instruments” for additional information.

•	Other financial liabilities – Included within this category are the following liabilities: employee deferred compensation liabilities, described under the heading “Other financial assets” above and included as Level 1 liabilities, and interest rate swaps that hedge the aforementioned certificates of deposit, categorized as Level 2 liabilities.
In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delayed the effective date of Statement 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008, or January 1, 2009 for the Corporation.
In accordance with FSP 157-2, the Corporation did not apply the provisions of Statement 157 for the following nonfinancial assets and liabilities, which are not measured at fair value on a recurring basis: loans, deposits and borrowings acquired in prior years’ business combinations, other intangible assets initially measured at fair value upon acquisition and reporting units tested annually for goodwill impairment under Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”.
The application of FSP 157-2 for these nonfinancial assets and liabilities is not expected to have an impact on their reported values, but will result in additional disclosure related to the inputs associated with their fair value measurements.
NOTE I – New Accounting Standard
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (Statement 161). Statement 161 establishes the disclosure requirements for derivative instruments and for hedging activities, including disclosure of information that should enable users of financial information to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or the Corporation’s March 31, 2009 quarterly report on Form 10-Q. The adoption of Statement 161 is not expected to have a material impact on the Corporation’s consolidated financial statements.
NOTE J – Subsequent Event
In April 2008, the Corporation entered into a definitive agreement with U.S. Bank National Association ND, d/b/a Elan Financial Services (Elan), to sell its approximately $85.0 million credit card portfolio to Elan. The Corporation estimates that the transaction will result in a gain in the second quarter of 2008 of approximately $10.0 million, which is dependent on the balance of the portfolio on the sale date, among other factors.
Under a separate agreement with Elan, the Corporation will provide ongoing marketing services on behalf of Elan and will receive a fee for each new account originated and a percentage of the revenue earned on both new accounts and accounts sold.

NOTE K – Reclassifications
Certain amounts in the 2007 consolidated financial statements and notes have been reclassified to conform to the 2008 presentation.

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
FORWARD-LOOKING STATEMENTS
The Corporation has made, and may continue to make, certain forward-looking statements with respect to its acquisition and growth strategies, market risk, changes or adverse developments in economic, political, or regulatory conditions, a continuation or worsening of the current disruption in credit and other markets, including the lack of or reduced access to, and the abnormal functioning of markets for mortgages and other asset-backed securities and for commercial paper and other short-term borrowings, the effect of competition and interest rates on net interest margin and net interest income, investment strategy and income growth, investment securities gains, impairment of securities, changes in rates of deposit and loan growth, asset quality and the impact on assets from adverse changes in the economy and in credit or other markets and resulting effects on credit risk and asset values, balances of risk-sensitive assets to risk-sensitive liabilities, salaries and employee benefits and other expenses, amortization of intangible assets, goodwill impairment, capital and liquidity strategies and other financial and business matters for future periods. The Corporation cautions that these forward-looking statements are subject to various assumptions, risks and uncertainties. Because of the possibility of changes in these assumptions, actual results could differ materially from forward-looking statements. The Corporation undertakes no obligations to update or revise any forward-looking statements.
RESULTS OF OPERATIONS
Overview
Summary Financial Results
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

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	Three months ended March 31
	2008	2007
Net income (in thousands)	$41,496	$41,128
Diluted net income per share	$0.24	$0.24
Return on average assets	1.05%	1.12%
Return on average equity	10.53%	11.06%
Return on average tangible equity (1)	18.45%	20.34%
Net interest margin (2)	3.58%	3.74%
Non-performing assets to total assets	0.90%	0.40%

(1)	Calculated as net income, adjusted for intangible amortization (net of tax), divided by average shareholders’ equity, excluding goodwill and intangible assets.

(2)	Presented on a fully taxable-equivalent (FTE) basis, using a 35% Federal tax rate and statutory interest expense disallowances. See also “Net Interest Income” section of Management’s Discussion.
The Corporation’s net income for the first quarter of 2008 increased $368,000, or 0.9%, from the same period in 2007 due to an increase in net interest income of $4.1 million, or 3.4%, a decrease in other expenses of $4.2 million, or 4.2%, and a $3.6 million, or 20.4%, decrease in income tax expense, offset by a $10.3 million increase in the provision for loan losses and a $1.4 million, or 3.5%, decrease in other income.
The following summarizes some of the more significant factors that influenced the Corporation’s results for the three months ended March 31, 2008.
Net Interest Margin and Net Interest Income – In recent years, the interest rate environment has presented challenges to banks in maintaining and growing their net interest margin. The term “interest rate environment” generally refers to both the level of interest rates and the shape of the U.S. Treasury yield curve, which is a plot of the yields on treasury securities over various maturity terms. Typically, the shape of the yield curve is upward sloping, with longer-term rates exceeding shorter-term rates. Over the past several years, however, there had been little difference between short and long-term rates and, at times, short-term rates exceeded long-term rates. For banks that depend on shorter-term funding to invest longer term in investment securities and loans, this situation has not been favorable.
During the fourth quarter of 2007 and continuing throughout the first quarter of 2008, the yield curve began to return to a more normal, upward-sloping shape. Since the first quarter of 2007, the Federal Reserve Board (FRB) lowered the overnight Federal funds rate six times, for a total decrease of 250 basis points (from 4.75% to 2.25%), with a total decrease of 200 basis points occuring during the first quarter of 2008.

The following graph shows the U. S. treasury yield curve at March 31, 2008, in comparison to March 31, 2007 and each of the two most recent year-ends. This graph illustrates the recent trend toward a more normal-shaped yield curve:
The majority of the Corporation’s interest-earning assets and interest-bearing liabilities have durations of seven years or less. The reduction in short-term rates during the first quarter of 2008 resulted in an upward slope to the yield curve for these durations that had not been seen for some time. During the first quarter there was a slight improvement in net interest income and net interest margin in comparison to the fourth quarter of 2007, as short-term borrowings and many deposit balances repriced to lower rates more quickly than assets. In the longer term, however, this benefit may be mitigated by the continued repricing of assets and the inability to move deposit rates lower in similar increments.
In comparison to the first quarter of 2007, the Corporation experienced a 53 basis point, or 13.8%, decrease in the cost of average interest-bearing liabilities (from 3.85% in 2007 to 3.32% in 2008) as compared to a 56 basis point, or 8.0%, decrease in the yield on average interest-earning assets (from 6.99% in 2007 to 6.43% in 2008). During the first quarter of 2007, interest recoveries totaling $3.7 million added approximately 13 basis points to net interest margin. As a result these two factors, the net interest margin decreased 16 basis points compared to the first quarter of 2007.
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
The Corporation’s non-performing assets increased significantly, from $58.0 million, or 0.40% of total assets, at March 31, 2007 to $144.7 million, or 0.90% of total assets, at March 31, 2008. The increase was primarily due to worsening general economic conditions, which have negatively impacted consumer confidence and residential real estate values, and partially due to the repurchase of residential mortgages previously sold by the Corporation’s former Resource Bank affiliate, as discussed below. This increase in non-performing assets contributed to a $10.3 million increase in the provision for loan losses as compared to the first quarter of 2007.
Management believes that its policies and procedures for managing asset quality are sound. However, there can be no assurance about maintaining strong asset quality in the future. Continuing decreases in the values of underlying collateral or negative trends in general economic conditions could have a detrimental impact on borrowers’ ability to repay their loans.
Residential Lending – During the first quarter of 2008, the Corporation continued to work through the loans repurchased from investors by the former Resource Bank. As disclosed in prior periods, certain residential mortgage and home equity loans that were originated under “non-prime” programs were repurchased due to “early payment defaults” or misrepresentations of borrower information. Upon repurchase, the majority of these loans were placed on non-accrual status or were foreclosed and transferred to other real estate owned. These loans accounted for approximately $31 million of the Corporation’s non-performing assets as of March 31, 2008.
The Corporation has managed its residential lending risk by exiting the national wholesale residential mortgage business at Resource Mortgage, where the majority of the repurchased loans were generated and by merging Resource Bank (and Resource Mortgage) into Fulton Bank in the first quarter of 2008.
See Note G, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for additional details.
Equity Markets – The Corporation has a significant portfolio of equity investments in financial institutions stocks, with a carrying value of $67.0 million at March 31, 2008. Historically, gains on sales of these securities have been a recurring component of the Corporation’s earnings. However, general economic conditions and uncertainty surrounding the financial institution sector as a whole has impacted the value of these securities, as shown by the portfolio’s $21.2 million of net unrealized losses, recorded within “Investment securities gains” on the consolidated statements of income, as of March 31, 2008. During the first quarter of 2008, the Corporation recorded $3.6 million of losses on stocks that were considered to be other than temporarily impaired. Further declines in bank stock values may impact the Corporation’s ability to realize gains in the future and may also result in additional other than temporary impairment charges.
Visa, Inc. Initial Public Offering – In March 2008, Visa, Inc. (Visa) completed its initial public offering and, as a result, member banks of Visa, who had previously received “Class USA” shares in a restructuring completed in 2007, had these shares converted to “Class B” shares, a portion of which were redeemed by Visa in connection with the initial public offering. Redemption proceeds totaling $3.6 million were recognized as “Investment securities gains” on the consolidated statements of income during the first quarter of 2008. The Corporation retained approximately 133,000 Class B shares, which can be converted to Class A shares at the later of 3 years following the initial public offering or the date on which certain litigation, as defined in Visa’s public filings, has been resolved. The shares will be converted based on a factor that considers the member banks’ relative share of the litigation liability. Since the value of the Class B shares cannot be determined, they have not been recognized on the consolidated balance sheets. Upon conversion to Class A shares, these equity securities will be accounted for in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.
The Corporation had previously recorded a litigation reserve through a charge to earnings in the fourth quarter of 2007, totaling $1.5 million. This reserve represented the estimated fair value of the Corporation’s share of the member banks’ indemnification liability with Visa related to the previously disclosed litigation. As a result of the initial public offering, a litigation escrow was established by Visa, which eliminated the majority of the member banks’ exposure to this litigation. As a result, in the first quarter of 2008, the Corporation reversed $1.4 million of this reserve through a reduction in other expenses.
FASB Interpretation No. 48 (FIN 48) – Under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), income tax positions taken on returns that do not meet the recognition and measurement criteria, as defined, may not be recognized for financial statement purposes. The Corporation had not fully recognized on the consolidated financial statements the positions it had taken on its tax returns for the disallowed interest expense on certain tax-exempt municipal securities. In the fourth quarter of 2007, a court ruled in favor of a taxpayer who had taken a similar position on its tax returns. In the first quarter of 2008, the Internal Revenue Service indicated that it would not pursue an appeal of this ruling. As a result, the criteria for remeasurement of this tax position were reached, and the Corporation reversed $2.0 million of reserves it had recorded, resulting in a reduction of income tax expense.
Quarter Ended March 31, 2008 compared to the Quarter Ended March 31, 2007
Net Interest Income

Net interest income increased $4.1 million, or 3.4%, to $125.9 million in 2008 from $121.8 million in 2007 due to an increase in average interest-earning assets, offset by a decline in the net interest margin.

The following table provides a comparative average balance sheet and net interest income analysis for the first quarter of 2008 as compared to the same period in 2007. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Three months ended March 31
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate	Balance	Interest (1)	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income (2)	$11,295,531	$192,422	6.85%	$10,414,698	$196,558	7.65%
Taxable investment securities (3)	2,407,189	29,561	4.91	2,190,230	24,619	4.50
Tax-exempt investment securities (3)	515,856	6,761	5.24	492,709	6,228	5.06
Equity securities (2)	213,004	2,380	4.48	178,488	2,129	4.79

Total investment securities	3,136,049	38,702	4.94	2,861,427	32,976	4.61
Loans held for sale	98,676	1,577	6.39	207,856	3,684	7.09
Other interest-earning assets	26,784	218	3.25	48,328	596	4.97

Total interest-earning assets	14,557,040	232,919	6.43%	13,532,309	233,814	6.99%
Noninterest-earning assets:
Cash and due from banks	310,719			315,969
Premises and equipment	196,037			192,002
Other assets	927,260			899,843
Less: Allowance for loan losses	(109,914)			(107,683)

Total Assets	$15,881,142			$14,832,440

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$1,685,620	$4,405	1.05%	$1,657,714	$6,904	1.69%
Savings deposits	2,137,704	9,163	1.72	2,295,822	13,811	2.44
Time deposits	4,520,004	49,918	4.44	4,457,363	50,493	4.59

Total interest-bearing deposits	8,343,328	63,486	3.06	8,410,899	71,208	3.43
Short-term borrowings	2,347,463	18,828	3.19	1,552,495	19,054	4.93
FHLB advances and long-term debt	1,798,508	21,007	4.69	1,450,016	18,619	5.14

Total interest-bearing liabilities	12,489,299	103,321	3.32%	11,413,410	108,881	3.85%
Noninterest-bearing liabilities:
Demand deposits	1,616,283			1,721,135
Other	190,496			189,297

Total Liabilities	14,296,078			13,323,842
Shareholders’ equity	1,585,064			1,508,598

Total Liabilities and Shareholders’ Equity	$15,881,142			$14,832,440

Net interest income/net interest margin (FTE)		129,598	3.58%		124,933	3.74%

Tax equivalent adjustment		(3,699)			(3,158)

Net interest income		$125,899			$121,775

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	2008 vs. 2007
	Increase (decrease) due
	to change in
	Volume	Rate	Net
		(in thousands)
Interest income on:
Loans, net of unearned income	$16,711	$(20,847)	$(4,136)
Taxable investment securities	2,572	2,370	4,942
Tax-exempt investment securities	299	234	533
Equity securities	392	(141)	251
Loans held for sale	(1,773)	(334)	(2,107)
Other interest-earning assets	(213)	(165)	(378)

Total interest income	$17,988	$(18,883)	$(895)

Interest expense on:
Demand deposits	$118	$(2,617)	$(2,499)
Savings deposits	(884)	(3,764)	(4,648)
Time deposits	834	(1,409)	(575)
Short-term borrowings	7,821	(8,047)	(226)
FHLB advances and long-term debt	4,128	(1,740)	2,388

Total interest expense	$12,017	$(17,577)	$(5,560)

Interest income decreased $895,000, or 0.4%, due to a decrease of $18.9 million caused by a 56 basis point decrease in rates, offset by an $18.0 million increase in interest income realized from a $1.0 billion, or 7.6%, increase in average balances.
The increase in average interest-earning assets was due mainly to loan growth, which is summarized in the following table:

	Three months ended
	March 31		Increase (decrease)
	2008	2007	$	%
		(dollars in thousands)
Commercial — industrial, financial and agricultural	$3,472,443	$3,031,242	$441,201	14.6%
Real estate — commercial mortgage	3,547,507	3,239,179	308,328	9.5
Real estate — residential mortgage	861,054	701,918	159,136	22.7
Real estate — home equity	1,526,475	1,441,741	84,734	5.9
Real estate — construction	1,328,718	1,396,527	(67,809)	(4.9)
Consumer	473,245	516,335	(43,090)	(8.3)
Leasing and other	86,089	87,756	(1,667)	(1.9)

Total	$11,295,531	$10,414,698	$880,833	8.5%

Loan growth was particularly strong in the commercial loan and commercial mortgage loan categories, which together increased $749.5 million, or 12.0%. The growth in commercial loans was across all commercial loan types, while growth in commercial mortgages was primarily in adjustable rate categories. Additional growth came from residential mortgage loans, which increased $159.1 million, or 22.7%, primarily in traditional adjustable rate products, and an increase in home equity loans of $84.7 million, or 5.9%, which was primarily due to the introduction of a new blended fixed/floating rate product in late 2007. Offsetting these increases were decreases in construction loans of $67.8 million, or

4.9%, due to a slowdown in the residential housing market in most of the Corporation’s geographical areas and a $43.1 million, or 8.3%, decrease in consumer loans, primarily in the indirect automobile portfolio.
The average yield on loans decreased 80 basis points, or 10.5%, from 7.65% in 2007 to 6.85% in 2008. The decrease in yield reflected a lower interest rate environment, as illustrated by a lower average prime rate during the first quarter of 2008 (6.27%) as compared to the same period in 2007 (8.25%).
Average investment securities increased $274.6 million, or 9.6%. In late 2007, the Corporation “pre-purchased” investments, based on the expected cash flows to be generated from maturing U.S. government sponsored agency securities over an approximate six-month period. This strategy allowed the Corporation to immediately obtain rates more favorable than those that may have been available had cash flows been re-invested as they occurred.
The average yield on investment securities increased 33 basis points, or 7.2%, from 4.61% in 2007 to 4.94% in 2008. The increase in yield was partially due to the pre-purchase strategy and partially due to the systematic reinvestment of normal portfolio cash flows, primarily from shorter duration, significantly lower yielding balloon mortgaged-backed securities, into a combination of higher yielding mortgage-backed pass-through securities, conservative U.S. government issued collateralized mortgage obligations and longer term municipal securities. In addition, despite decreases in short-term rates as a result of recent actions by the FRB, yields on securities backed by residential mortgages have not decreased, due primarily to economic factors surrounding the residential housing market.
Average loans held for sale decreased $109.2 million, or 52.5%, as a result of a $278.9 million, or 63.0%, decrease in the volume of loans originated for sale in the first quarter of 2008 as compared to the same period in 2007. The decrease was mainly due to the Corporation’s exit from the national wholesale mortgage business as well as a general slowdown in housing markets.
The $895,000 decrease in interest income (FTE) was exceeded by a decrease in interest expense of $5.6 million, or 5.1%, to $103.3 million in the first quarter of 2008 from $108.9 million in the first quarter of 2007. Interest expense decreased $17.6 million as a result of a 53 basis point, or 13.8%, decrease in the average cost of interest-bearing liabilities. The decrease was offset by a $12.0 million increase in interest expense caused by a $1.1 billion, or 9.4%, increase in average interest-bearing liabilities.
The following table summarizes the changes in average deposits, by type:

	Three months ended
	March 31		Increase (decrease)
	2008	2007	$	%
		(dollars in thousands)
Noninterest-bearing demand	$1,616,283	$1,721,135	$(104,852)	(6.1)%
Interest-bearing demand	1,685,620	1,657,714	27,906	1.7
Savings	2,137,704	2,295,822	(158,118)	(6.9)
Time deposits	4,520,004	4,457,363	62,641	1.4

Total	$9,959,611	$10,132,034	$(172,423)	(1.7)%

The Corporation experienced a net decrease in noninterest-bearing and interest-bearing demand and savings accounts of $235.1 million, or 4.1%, caused by decreases in both business and personal accounts. This decrease was partially offset by a slight increase in time deposits.

As average deposits decreased, borrowings were used to provide the additional funding needed to support the growth in average loans and investments. The following table summarizes the changes in average borrowings, by type:

	Three months ended
	March 31		Increase (decrease)
	2008	2007	$	%
		(dollars in thousands)
Short-term borrowings:
Federal funds purchased	$1,184,370	$915,241	$269,129	29.4%
Short-term promissory notes	471,470	315,515	155,955	49.4
Other short-term borrowings	464,702	65,081	399,621	614.0
Customer repurchase agreements	226,921	256,658	(29,737)	(11.6)

Total short-term borrowings	2,347,463	1,552,495	794,968	51.2

Long-term debt:
FHLB advances	1,415,840	1,144,597	271,243	23.7
Other long-term debt	382,669	305,419	77,250	25.3

Total long-term debt	1,798,509	1,450,016	348,493	24.0

Total	$4,145,972	$3,002,511	$1,143,461	38.1%

The increase in short-term borrowings was mainly due to an increase in Federal funds purchased, which increased $269.1 million, and overnight FHLB advances, included within other short-term borrowings, which increased $449.6 million. The increase in long-term debt was due to an increase in FHLB advances as longer-term rates were locked and durations were extended to manage interest rate risk.
Provision for Loan Losses and Allowance for Credit Losses
The following table presents ending balances of loans outstanding (net of unearned income):

	March 31	December 31	March 31
	2008	2007	2007
	(in thousands)
Commercial — industrial, agricultural and financial	$3,493,352	$3,427,085	$3,095,492
Real-estate — commercial mortgage	3,619,391	3,502,282	3,257,914
Real-estate — residential mortgage	882,977	851,577	699,528
Real-estate — home equity	1,547,323	1,501,231	1,425,948
Real-estate — construction	1,303,232	1,342,923	1,377,791
Consumer	451,037	500,708	514,007
Leasing and other	91,341	78,618	77,495

Total	$11,388,653	$11,204,424	$10,448,175

Approximately $4.9 billion, or 43.2%, of the Corporation’s loan portfolio was in commercial mortgage and construction loans at March 31, 2008, compared to 44.4% at March 31, 2007. While the Corporation does not have a concentration of credit risk with any single borrower, industry or geographical location, economic conditions in general and the performance of real estate markets in particular could impact borrowers’ ability to repay loans in these portfolios. Potential decreases in real estate values could also adversely impact the performance of these loans. The Corporation has maintained stringent underwriting policies and procedures to manage its asset credit quality and credit risk.

The following table presents the activity in the Corporation’s allowance for credit losses:

	Three months ended
	March 31
	2008	2007
	(dollars in thousands)
Loans, net of unearned income outstanding at end of period	$11,388,653	$10,448,175

Daily average balance of loans, net of unearned income	$11,295,531	$10,414,698

Balance at beginning of period	$112,209	$106,884
Loans charged off:
Commercial — financial and agricultural	2,764	361
Real estate — mortgage	849	42
Consumer	1,381	790
Leasing and other	632	167

Total loans charged off	5,626	1,360

Recoveries of loans previously charged off:
Commercial — financial and agricultural	276	770
Real estate — mortgage	80	64
Consumer	418	393
Leasing and other	492	191

Total recoveries	1,266	1,418

Net loans charged off (recovered)	4,360	(58)
Provision for loan losses	11,220	957

Balance at end of period	$119,069	$107,899

Components of Allowance for Credit Losses:
Allowance for loan losses	115,257	107,899
Reserve for unfunded lending commitments (1)	3,812	—

Allowance for credit losses	119,069	107,899

Selected Ratios:
Net charge-offs to average loans (annualized)	0.15%	—
Allowance for credit losses to loans outstanding	1.05%	1.03%
Allowance for loan losses to loans outstanding	1.01%	1.03%

(1)	The reserve for unfunded lending commitments was transferred to other liabilities as of December 31, 2007. Prior periods were not reclassified.

The following table summarizes the Corporation’s non-performing assets as of the indicated dates:

	March 31	December 31	March 31
	2008	2007	2007
	(dollars in thousands)
Non-accrual loans	$96,588	$76,150	$37,914
Loans 90 days past due and accruing	29,733	29,782	13,467

Total non-performing loans	126,321	105,932	51,381
Other real estate owned	18,333	14,934	6,576

Total non-performing assets	$144,654	$120,866	$57,957

Non-accrual loans to total loans	0.85%	0.68%	0.36%
Non-performing assets to total assets	0.90%	0.76%	0.40%
Allowance for credit losses to non-performing loans	94%	106%	210%
The following table summarizes the Corporation’s non-performing loans, by type, as of the indicated dates:

	March 31	December 31	March 31
	2008	2007	2007
		(in thousands)
Commercial — industrial, agricultural and financial	$35,462	$27,715	$19,143
Real estate — commercial mortgage	30,162	14,515	6,247
Real estate — residential mortgage and home equity.	24,586	25,775	7,072
Real estate — construction	28,160	30,926	16,013
Consumer	5,858	4,741	2,863
Leasing	2,093	2,260	43

Total non-performing loans	$126,321	$105,932	$51,381

Non-performing assets increased to $144.7 million, or 0.90% of total assets, at March 31, 2008, from $58.0 million, or 0.40% of total assets, at March 31, 2007. Total non-performing assets increased $23.8 million from December 31, 2007 and $86.7 million from March 31, 2007. The increase in non-performing assets in comparison to March 31, 2007 was primarily due to general economic conditions, particularly a downturn in the residential real estate market. The increase in non-performing loans included construction loans, which increased $12.1 million, or 75.9%, and residential mortgages and home equity loans, which increased $17.5 million, or 247.7%, with repurchases of previously sold residential mortgages and home equity loans contributing approximately $14 million to this increase.
Non-performing commercial mortgage loans increased $23.9 million, or 382.8%, and commercial loans increased $16.3 million, or 85.2%. The increases in these categories were across most geographical areas and industries and were due to general worsening economic conditions as opposed to specific risks within their respective portfolios.
The increase in other real estate owned was due to foreclosures on repurchased loans, which contributed $17.3 million to the balance of other real estate owned as of March 31, 2008.
The provision for loan losses totaled $11.2 million for the first quarter of 2008, an increase of $10.3 million over the same period in 2007. This significant increase in the provision for loan losses was primarily related to the increase in non-performing assets, which required additional allocations of the allowance for credit losses.

Management believes that the allowance for credit losses balance of $119.1 million at March 31, 2008 is sufficient to cover losses inherent in both the loan portfolio and the unfunded lending commitments on that date and is appropriate based on applicable accounting standards.
Other Income
The following table presents the components of other income:

	Three months ended
	March 31		Increase (decrease)
	2008	2007	$	%
		(dollars in thousands)
Service charges on deposit accounts	$13,967	$10,627	$3,340	31.4%
Investment management and trust services	8,759	9,810	(1,051)	(10.7)
Other service charges and fees	8,591	7,375	1,216	16.5
Gains on sales of mortgage of loans	2,311	5,393	(3,082)	(57.1)
Other	2,806	4,078	(1,272)	(31.2)

Total, excluding investment securities gains	36,434	37,283	(849)	(2.3)
Investment securities gains	1,246	1,782	(536)	(30.1)

Total	$37,680	$39,065	$(1,385)	(3.5%)

The $3.3 million, or 31.4%, increase in service charges on deposit accounts was due to increases of $2.9 million, or 61.2%, and $530,000, or 19.6%, in overdraft fees and cash management fees, respectively. The increase in overdraft fees was due to a new automated overdraft program that was introduced in November 2007. The increase in cash management fees was due to a combined increase in average customer repurchase agreement and short-term promissory notes during the first quarter of 2008 in comparison to the first quarter of 2007.
The $1.1 million, or 10.7%, decrease in investment management and trust services was due to a $1.2 million, or 33.3%, decrease in brokerage revenue. During the first quarter of 2008, the Corporation began transitioning its brokerage business from a transaction-based model to a relationship model. This transition is expected to continue through the remainder of 2008 and may have a negative impact on revenue in the short-term, but is expected to have a positive long-term impact.
The $1.2 million, or 16.5%, increase in other service charges and fees was primarily due to an increase of $547,000 in foreign currency processing revenue as a result of the growth of a foreign currency processing company acquired at the end of 2006. Additional increases came from debit card fees of $343,000, or 17.9%, and merchant fees of $225,000, or 13.1%.
The $3.1 million, or 57.1%, decrease in gains on sales of mortgage loans was primarily due to a decrease in volume of $278.9 million, or 63.0%, as the Corporation exited the national wholesale residential mortgage business at its former Resource Bank affiliate by the end of 2007. The decrease in mortgage sale gains was slightly offset by an increase on the spread on sales.
The $1.3 million, or 31.2%, decrease in other income was related to non-recurring income realized in 2007, including a $700,000 gain from the redemption of a partnership investment and $560,000 of gains on the sale of two branches.
Investment securities gains decreased $536,000, or 30.1%. The net decrease resulted from several offsetting items, including a $3.6 million loss recorded for financial institution stocks that were considered to be other than temporarily impaired as of the end of the first quarter, a $3.6 million gain from the redemption of Class B shares in connection with Visa’s initial public offering and a $1.0 million gain from the sale of MasterCard, Incorporated shares.

Other Expenses
The following table presents the components of other expenses:

	Three months ended
	March 31		Increase (decrease)
	2008	2007	$	%
		(dollars in thousands)
Salaries and employee benefits	$55,195	$56,293	$(1,098)	(2.0%)
Net occupancy expense	10,524	10,196	328	3.2
Equipment expense	3,448	3,715	(267)	(7.2)
Data processing	3,246	3,202	44	1.4
Advertising	2,905	2,409	496	20.6
Professional fees	2,347	1,197	1,150	96.1
Telecommunications	1,968	1,983	(15)	(0.8)
Intangible amortization	1,857	1,983	(126)	(6.4)
Postage	1,457	1,449	8	0.6
Supplies	1,358	1,481	(123)	(8.3)
Operating risk loss	1,243	5,914	(4,671)	(79.0)
Other	11,112	11,083	29	0.3

Total	$96,660	$100,905	$(4,245)	(4.2%)

Salaries and employee benefits decreased $1.1 million, or 2.0%, with salaries decreasing $667,000, or 1.4%, and benefits decreasing $430,000, or 4.3%.
The decrease in salaries was due to staff reductions made as part of corporate-wide workforce management and centralization initiatives, which began in the third quarter of 2007, as well as staff reductions in the mortgage division of the former Resource Bank. Average full-time equivalent employees decreased from 4,010 for the first quarter of 2007 to 3,670 for the first quarter of 2008. This decrease in salaries was somewhat offset by increases in corporate and affiliate senior management bonus accruals and normal merit increases.
Employee benefits decreased $430,000, or 4.3%, due to the curtailment of the Corporation’s defined benefit pension plan during the second quarter of 2007 and a net decrease in expense for the Corporation’s retirement plans as a result of changes in contribution formulas, which were effective January 1, 2008. These decreases were offset by additional accruals related to compensated absences earned by employees.
The $496,000, or 20.6%, increase in advertising expense was due to core deposit promotional campaigns initiated during the current quarter. The $1.2 million, or 96.1%, increase in professional fees was primarily due to charges incurred for the previously disclosed special review of the former Resource Bank. The decrease in operating risk loss resulted from a $4.7 million reduction in contingent losses related to the potential repurchase of residential mortgage and home equity loans. See Note G, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for additional details.
Other expenses decreased $29,000, or 0.3%. In the first quarter of 2008, $1.4 million of litigation reserves associated with the Corporation’s share of indemnification liabilities with Visa were reversed, as they were no longer required as a result of Visa’s initial public offering. This decrease was offset by an increase of $834,000 associated with the disposition and maintenance of foreclosed real estate and an increase of $549,000 in insurance premiums assessed by the Federal Deposit Insurance Corporation (FDIC). Prior to the current year, the Corporation’s affiliate bank insurance assessments were reduced by one-time credits which the affiliate banks had with the FDIC. In the current year, as these credits have expired, deposit insurance expense has increased.

Income Taxes
Income tax expense for the first quarter of 2008 was $14.2 million, a $3.6 million, or 20.4%, decrease from $17.9 million in 2007. Included in the decrease in income tax expense was a $2.0 million reduction in the Corporation’s reserve for uncertain tax positions, accounted for under FIN 48. See additional discussion in the “Overview” section of Management’s Discussion.
The Corporation’s effective tax rate was 25.5% in 2008, as compared to 30.3% in 2007. The effective rate is generally lower than the Federal statutory rate of 35% due mainly to investments in tax-free municipal securities and Federal tax credits from investments in low and moderate-income housing partnerships. In addition, the current quarter effective tax rate was further reduced by the $2.0 million FIN 48 accrual reversal.

FINANCIAL CONDITION
Total assets of the Corporation increased $129.8 million, or 0.8%, to $16.1 billion at March 31, 2008, compared to $15.9 billion at December 31, 2007.
The Corporation experienced a $184.2 million, or 1.6%, increase in loans, including increases in commercial loans and commercial mortgage loans, offset by decreases in consumer and construction loans. Commercial loans and commercial mortgage loans increased $183.4 million, or 2.6%, while consumer loans decreased $49.7 million, or 9.9%, and construction loans decreased $39.7 million, or 3.0%.
Investment securities decreased $48.7 million, or 1.5%, due to normal pay downs, sales and maturities exceeding purchases. From time to time, the Corporation executes pre-purchases of investment securities based on cash flows expected to be received in the short-term from U.S. government sponsored agency securities. The decrease in investment securities during the first quarter of 2008 resulted from pay downs and maturities not being reinvested.
Deposits decreased $56.5 million, or 0.6%, with decreases in time deposits of $95.4 million, or 2.1%, offset by increases in noninterest-bearing and interest-bearing demand and savings deposits of $38.9 million, or 0.7%, due to increases in both business and personal accounts. The decrease in time deposits was due to a $143.0 million decrease in brokered certificates of deposit, as interest rates on alternative borrowings were more attractive, offset by a slight increase in retail time deposits.
Short-term borrowings decreased $154.8 million, or 6.5%, due to a $250.0 million reduction in FHLB overnight advances, offset by an increase in customer cash management accounts and Federal funds purchased. Long-term debt increased $248.8 million, or 15.2%, due to an increase in FHLB advances as short-term borrowings were converted to longer durations, and favorable rates were locked.
Other liabilities increased $58.1 million, or 39.4%, primarily due to a $41.2 million increase in payables for investment security purchases executed prior to the end of the quarter, but not settled until after March 31, 2008, and a $9.9 million increase in income taxes payable related to the timing of the Corporation’s Federal estimated tax payments.
Capital Resources
Total shareholders’ equity increased $36.8 million, or 2.3%, during the first three months of 2008. The increase was due to net income of $41.5 million, and $20.0 million in other comprehensive income, offset by $26.1 million in cash dividends paid to shareholders. Other comprehensive income consisted primarily of unrealized gains on debt securities resulting from decreasing interest rates.
The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s consolidated financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of March 31, 2008, the Corporation and each of its bank subsidiaries met the minimum requirements. In addition, each of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

			Regulatory
			Minimum
	March 31	December 31	Capital
	2008	2007	Adequacy
Total Capital (to Risk Weighted Assets).	11.8%	11.9%	8.0%
Tier I Capital (to Risk Weighted Assets)	9.2%	9.3%	4.0%
Tier I Capital (to Average Assets)	7.4%	7.4%	3.0%
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
The Corporation’s sources and uses of cash were discussed in general terms in the net interest income section of Management’s Discussion. The Consolidated Statements of Cash Flows provide additional information. The Corporation generated $81.5 million in cash from operating activities during the first three months of 2008, mainly due to net income, as adjusted for non-cash expenses such as the provision for loan losses, and sales of loans held for sale. Investing activities resulted in net cash outflow of $69.1 million, due to purchases of available for sale securities and net increases in loans exceeding the proceeds from the sales and maturities of available for sale securities. Cash flows provided by financing activities were $12.9 million, due primarily to proceeds from FHLB advances exceeding long-term debt repayments, a net decrease in short-term borrowings, and dividend payments.
Liquidity must also be managed at the Fulton Financial Corporation Parent Company level. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from subsidiary banks to the Parent Company in the form of loans and dividends. Generally, these limitations are based on the subsidiary banks’ regulatory capital levels and their net income. The Parent Company’s cash needs have increased in recent years, requiring additional sources of funds, including the issuance of subordinated debt and trust-preferred securities and the addition of a working capital line of credit with an independent bank.
These borrowing arrangements supplement the liquidity available from subsidiaries through dividends and borrowings and provide some flexibility in Parent Company cash management. Management continues to monitor the liquidity and capital needs of the Parent Company and will implement appropriate strategies, as necessary, to remain adequately capitalized and to meet its cash needs.

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
Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s equity investments consist primarily of common stocks of publicly traded financial institutions, U.S. government sponsored agency stocks and money market mutual funds. The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had a cost basis of approximately $88.2 million and fair value of $67.0 million at March 31, 2008. Gross unrealized gains in this portfolio were $429,000, and gross unrealized losses were $21.6 million, at March 31, 2008.
Although the carrying value of financial institutions stock accounted for only 0.4% of the Corporation’s total assets at March 31, 2008, the Corporation had a history of realizing gains from this portfolio. However, significant declines in the values of financial institution stocks held in this portfolio, primarily during 2007, impacted the Corporation’s ability to realize gains in the prior year and during the first quarter of 2008. In addition, if the values of the stocks held in this portfolio continue to decline and there is an indication that the decline is “other than temporary”, the Corporation may be required to write down the values of financial institution stocks in the future, depending on the facts and circumstances surrounding the decrease in the fair value of each individual financial institution’s stock.
Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the companies. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation’s equity securities are classified as trading. Future cash flows from these investments are not provided in the table on page 34 as such investments do not have maturity dates.
The Corporation evaluated, based on existing accounting guidance, whether any unrealized losses on individual equity investments constituted other than temporary impairment, which would require a write-down through a charge to earnings. Based on the results of such evaluations, the Corporation recorded write-downs of $3.6 million for specific equity securities that were deemed to exhibit other than temporary impairment in value during the first quarter of 2008. Additional impairment charges may be necessary in the future depending upon the performance of the equity markets in general and the performance of the individual investments held by the Corporation.
In addition to the Corporation’s investment portfolio, the Corporation’s investment management and trust services income could be impacted by fluctuations in the securities market. A portion of this revenue is based on the value of the underlying investment portfolios. If the values of those investment portfolios decrease, whether due to factors influencing U.S. securities markets in general, or otherwise, the Corporation’s revenue could be negatively impacted. In addition, the Corporation’s ability to sell its brokerage services is dependent, in part, upon consumers’ level of confidence in the outlook for rising securities prices.
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

	Expected Maturity Period							Estimated
	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond	Total	Fair Value
Fixed rate loans (1)	$1,060,053	$655,138	$467,748	$342,979	$251,810	$621,315	$3,399,043	$3,423,085
Average rate	5.65%	6.73%	6.76%	6.73%	6.93%	6.57%	6.38%
Floating rate loans (1) (7)	2,637,705	1,187,882	825,399	688,205	1,467,901	1,158,848	7,965,940	7,886,701
Average rate	6.19%	6.38%	6.47%	7.02%	5.71%	6.58%	6.29%

Fixed rate investments (2)	757,410	511,874	332,349	323,618	211,765	612,818	2,749,834	2,783,370
Average rate	4.67%	4.55%	4.58%	4.55%	4.83%	5.17%	4.75%
Floating rate investments (2)	186	—	500	—	—	153,639	154,325	142,832
Average rate	5.25%	—	6.62%	—	—	5.45%	5.46%

Other interest-earning assets	108,384	—	—	—	—	—	108,384	108,384
Average rate	6.02%	—	—	—	—	—	6.02%

Total	$4,563,738	$2,354,894	$1,625,997	$1,354,802	$1,931,476	$2,546,620	$14,377,526	$14,344,372
Average rate	5.81%	6.08%	6.17%	6.36%	5.78%	6.17%	6.00%

Fixed rate deposits (3)	$3,726,494	$323,749	$143,637	$76,727	$53,198	$117,329	$4,441,134	$4,480,445
Average rate	4.19%	3.94%	4.11%	4.58%	4.05%	3.81%	4.16%
Floating rate deposits (4)	1,664,186	263,311	263,311	247,730	239,455	2,929,801	5,607,794	5,607,794
Average rate	1.52%	0.74%	0.74%	0.67%	0.62%	0.50%	0.84%

Fixed rate borrowings (5)	112,109	386,212	403,748	87,767	30,748	514,049	1,534,633	1,468,731
Average rate	3.24%	4.60%	4.46%	3.89%	4.46%	5.51%	4.72%
Floating rate borrowings (6)	2,229,462	—	—	—	—	356,000	2,585,462	2,535,339
Average rate	2.58%	—	—	—	—	2.42%	2.55%

Total	$7,732,251	$973,273	$810,696	$412,224	$323,401	$3,917,179	$14,169,023	$14,092,309
Average rate	3.14%	3.34%	3.19%	2.08%	1.55%	1.43%	2.62%

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments.

(2)	Amounts are based on contractual maturities; adjusted for expected prepayments on mortgage-backed securities, collateralized mortgage obligations and expected calls on agency and municipal securities.

(3)	Amounts are based on contractual maturities of time deposits.

(4)	Estimated based on history of deposit flows.

(5)	Amounts are based on contractual maturities of debt instruments, adjusted for possible calls.

(6)	Amounts include Federal Funds purchased, short-term promissory notes, floating FHLB advances and securities sold under agreements to repurchase, which mature in less than 90 days, in addition to junior subordinated deferrable interest debentures.

(7)	Line of credit amounts are based on historical cash flow assumptions, with an average life of approximately 5 years.
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
Included within the $8.0 billion of floating rate loans above are $3.3 billion of loans, or 41% of the total, that float with the prime interest rate, $1.0 billion, or 13%, of loans which float with other interest rates, primarily LIBOR, and $3.7 billion, or 46%, of adjustable rate loans. The $3.7 billion of adjustable rate loans include loans that are fixed rate instruments for a certain period of time, and then convert to floating rates. The following table presents the percentage of adjustable rate loans, stratified by their initial fixed term:

Percent of Total
Adjustable Rate
Fixed Rate Term	Loans
One year	35.4%
Two years	21.8
Three years	17.5
Four years	12.5
Five years	10.0
Greater than five years	2.8
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
Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into repricing periods. The sum of assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits having no contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans, mortgage-backed securities and collateralized mortgage obligations includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative six-month ratio of rate sensitive assets to rate sensitive liabilities (RSA/RSL) to a range of 0.85 to 1.15. As of March 31, 2008, the cumulative six-month ratio of RSA/RSL was 0.91.
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

The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 300 basis point downward shock scenario is not shown):

Annual change
in net interest
Rate Shock	income	% Change
+300 bp	+ $12.4 million	+ 2.2%
+200 bp	+ $9.6 million	+ 1.7%
+100 bp	+ $5.6 million	+ 1.0%
-100 bp	- $6.6 million	- 1.2%
-200 bp	- $13.8 million	- 2.5%
Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point shock movement in interest rates. As of March 31, 2008, the Corporation was within policy limits for every 100 basis point shock movement in interest rates.

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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
Information responsive to this item as of March 31, 2008 appears under the heading, “Risk Factors” within the Corporation’s Form 10-K for the year ended December 31, 2007, except for the following risk factor, which has been updated.
Price fluctuations in equity markets, as well as recent market events, such as a continuation of the disruption in credit and other markets and the abnormal functioning of markets for securities, could have an impact on the Corporation’s net income.
At March 31, 2008, the Corporation’s equity investments consisted of $100.6 million of FHLB and other government agency stock, $67.0 million of stocks of other financial institutions and $11.7 million of mutual funds and other. The value of the securities in the Corporation’s equity portfolio may be affected by a number of factors, including factors that impact the performance of the U.S. securities market in general and, due to the concentration in stocks of financial institutions in the Corporation’s equity portfolio, specific risks associated with that sector. Historically, gains on sales of stocks of other financial institutions have been a recurring component of the Corporation’s earnings. However, general economic conditions and uncertainty surrounding the financial institution sector as a whole has impacted the value of these securities, as shown by $21.2 million of net unrealized losses as of March 31, 2008. Further declines in bank stock values may impact the Corporation’s ability to realize gains in the future and could result in other than temporary impairment charges.
In addition to the Corporation’s investment portfolio, the Corporation’s investment management and trust services income could be impacted by fluctuations in the securities market. A portion of this revenue is based on the value of the underlying investment portfolios. If the values of those investment portfolios decrease, whether due to factors influencing U.S. securities markets in general, or otherwise, the Corporation’s revenue could be negatively impacted. In addition, the Corporation’s ability to sell its brokerage services is dependent, in part, upon consumers’ level of confidence in the outlook for rising securities prices.
Recent developments in the market for student loan auction rate securities (also known as “auction rate certificates” or “ARCs”) may affect the Corporation. The Corporation’s trust company subsidiary, Fulton Financial Advisors, N.A. (“FFA”), holds ARCs for some of its customers’ accounts. ARCs are one of several types of securities utilized by FFA as short-term investment vehicles for its customers. ARCs are long-term securities structured to allow their sale in periodic auctions, giving the securities some of the characteristics of short-term instruments in normal market conditions. However, in mid-February, 2008, market auctions for ARCs began to fail due to an insufficient number of buyers; these market failures were the first widespread and continuing failures in the over 20-year history of the auction rate securities markets. As a result, although the credit quality of ARCs has not been impacted, ARCs are currently not liquid investments. FFA’s customers with ARCs in their portfolios are currently not able to liquidate their ARCs until auctions of the securities are successful, buyers are found for the securities outside of the auction process, the securities are redeemed by their issuers and/or an effective legislative or other government-supported solution is implemented. Federal legislation was recently enacted which is designed to ensure continued availability of access to federal student loan programs to students and families. This legislation is enabling-type legislation that must be implemented by various federal agencies. As a result, it is unclear as to how the legislation will be implemented and whether it will result in liquidity for currently outstanding ARCs, including ARCs in FFA customer portfolios.

FFA is currently monitoring the liquidity needs of its customers with ARC investments in their accounts. Consistent with its long-term business interests, FFA may assist its customers with ARC investments in their accounts in meeting their short-term, ordinary course of business liquidity needs. The exact structure and terms of any such assistance may differ among customers based on their unique circumstances. FFA’s approach with its customers with ARCs in their portfolios will be subject to periodic review and assessment as developments evolve under these unprecedented market conditions; these reviews and assessments will particularly focus on how legislative and market developments may impact the liquidity of ARCs held by FFA’s customers. As a result, it cannot currently be determined whether the assistance would have a material impact on the Corporation’s net income.
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

FULTON FINANCIAL CORPORATION

Date: May 12, 2008	/s/ R. Scott Smith, Jr.
R. Scott Smith, Jr.
Chairman, Chief Executive Officer and President

Date: May 12, 2008	/s/ Charles J. Nugent
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