Form 10-Q
period 2008-06-30
FULTON FINANCIAL CORP
filed 2008-08-11
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008,
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
Common Stock, $2.50 Par Value — 174,555,000 shares outstanding as of July 31, 2008.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008

Item 1. Financial Statements
FULTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	June 30
	2008	December 31
	(unaudited)	2007

ASSETS
Cash and due from banks	$420,273	$381,283
Interest-bearing deposits with other banks	9,592	11,330
Federal funds sold	642	9,823
Loans held for sale	116,351	103,984
Investment securities:
Held to maturity (estimated fair value of $10,117 in 2008 and $10,399 in 2007)	10,014	10,285
Available for sale	2,696,935	3,143,267

Loans, net of unearned income	11,577,495	11,204,424
Less: Allowance for loan losses	(122,340)	(107,547)

Net Loans	11,455,155	11,096,877

Premises and equipment	196,934	193,296
Accrued interest receivable	61,366	73,435
Goodwill	624,143	624,072
Intangible assets	27,181	30,836
Other assets	439,539	244,610

Total Assets	$16,058,125	$15,923,098

LIABILITIES
Deposits:
Noninterest-bearing	$1,789,150	$1,722,211
Interest-bearing	8,149,044	8,383,234

Total Deposits	9,938,194	10,105,445

Short-term borrowings:
Federal funds purchased	1,531,568	1,057,335
Other short-term borrowings	965,819	1,326,609

Total Short-Term Borrowings	2,497,387	2,383,944

Accrued interest payable	52,039	69,238
Other liabilities	157,599	147,418
Federal Home Loan Bank advances and long-term debt	1,819,428	1,642,133

Total Liabilities	14,464,647	14,348,178

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 192.1 million shares issued in 2008 and 191.8 million shares issued in 2007	480,370	479,559
Additional paid-in capital	1,256,000	1,254,369
Retained earnings	156,359	141,993
Accumulated other comprehensive loss	(24,284)	(21,773)
Treasury stock, 18.0 million shares in 2008 and 18.3 million shares in 2007, at cost	(274,967)	(279,228)

Total Shareholders’ Equity	1,593,478	1,574,920

Total Liabilities and Shareholders’ Equity	$16,058,125	$15,923,098

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
INTEREST INCOME
Loans, including fees	$179,141	$197,993	$370,307	$393,550
Investment securities:
Taxable	28,528	21,999	58,089	46,618
Tax-exempt	4,492	4,400	9,027	8,681
Dividends	1,519	2,016	3,682	3,935
Loans held for sale	1,611	3,393	3,188	7,077
Other interest income	101	311	319	907

Total Interest Income	215,392	230,112	444,612	460,768

INTEREST EXPENSE
Deposits	51,130	73,799	114,615	145,007
Short-term borrowings	12,387	14,894	31,216	33,948
Long-term debt	19,985	20,511	40,992	39,130

Total Interest Expense	83,502	109,204	186,823	218,085

Net Interest Income	131,890	120,908	257,789	242,683
Provision for loan losses	16,706	2,700	27,926	3,657

Net Interest Income After Provision for Loan Losses	115,184	118,208	229,863	239,026

OTHER INCOME
Service charges on deposit accounts	15,319	11,225	29,286	21,852
Gain on sale of credit card portfolio	13,910	—	13,910	—
Other service charges and fees	9,131	7,841	17,722	15,216
Investment management and trust services	8,389	10,273	17,148	20,083
Gains on sales of mortgage loans	2,670	4,188	4,981	9,581
Investment securities (losses) gains	(21,647)	629	(20,401)	2,411
Other	4,378	2,849	7,184	6,927

Total Other Income	32,150	37,005	69,830	76,070

OTHER EXPENSES
Salaries and employee benefits	54,281	55,555	109,476	111,848
Operating risk loss	14,385	4,202	15,628	10,117
Net occupancy expense	10,238	9,954	20,762	20,150
Advertising	3,519	2,990	6,424	5,399
Equipment expense	3,398	3,436	6,846	7,151
Data processing	3,116	3,217	6,362	6,419
Intangible amortization	1,799	2,198	3,656	4,181
Other	19,000	16,555	37,242	33,747

Total Other Expenses	109,736	98,107	206,396	199,012

Income Before Income Taxes	37,598	57,106	93,297	116,084
Income taxes	11,920	17,261	26,123	35,111

Net Income	$25,678	$39,845	$67,174	$80,973

PER-SHARE DATA:
Net income (basic)	$0.15	$0.23	$0.39	$0.47
Net income (diluted)	0.15	0.23	0.39	0.46
Cash dividends	0.150	0.150	0.300	0.298
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(in thousands)

					Accumulated
	Number of		Additional		Other Com -
	Shares	Common	Paid-in	Retained	prehensive	Treasury
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance at December 31, 2007	173,503	$479,559	$1,254,369	$141,993	$(21,773)	$(279,228)	$1,574,920
Comprehensive income:
Net income				67,174			67,174
Other comprehensive loss					(2,511)		(2,511)

Total comprehensive income							64,663

Stock issued, including related tax benefits	604	811	589			4,261	5,661
Stock-based compensation awards			1,042				1,042
Impact of pension plan measurement date change (net of $23,000 tax effect)				43			43
Cumulative effect of EITF 06-4 adoption				(677)			(677)
Cash dividends — $0.300 per share				(52,174)			(52,174)

Balance at June 30, 2008	174,107	$480,370	$1,256,000	$156,359	$(24,284)	$(274,967)	$1,593,478

Balance at December 31, 2006	173,648	$476,987	$1,246,823	$92,592	$(39,091)	$(261,001)	$1,516,310
Comprehensive income:
Net income				80,973			80,973
Other comprehensive loss					(4,007)		(4,007)

Total comprehensive income							76,966

Stock issued, including related tax benefits	661	1,654	3,156				4,810
Stock-based compensation awards			1,258				1,258
Cumulative effect of FIN 48 adoption				220			220
Acquisition of treasury stock	(1,039)					(16,377)	(16,377)
Cash dividends — $0.298 per share				(51,527)			(51,527)

Balance at June 30, 2007	173,270	$478,641	$1,251,237	$122,258	$(43,098)	$(277,378)	$1,531,660

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	June 30
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$67,174	$80,973
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	27,926	3,657
Depreciation and amortization of premises and equipment	9,855	9,874
Net amortization of investment security premiums	530	1,191
Gain on sale of credit card portfolio	(13,910)	—
Investment securities losses (gains)	20,401	(2,411)
Net (increase) decrease in loans held for sale	(12,367)	53,571
Amortization of intangible assets	3,656	4,181
Stock-based compensation expense	1,065	1,258
Excess tax benefits from stock-based compensation expense	(6)	(151)
Decrease in accrued interest receivable	12,069	40
(Increase) decrease in other assets	(7,114)	10,499
(Decrease) increase in accrued interest payable	(17,199)	1,592
Decrease in other liabilities	(4,196)	(8,693)

Total adjustments	20,710	74,608

Net cash provided by operating activities	87,884	155,581

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	418,886	285,305
Proceeds from maturities of securities held to maturity	5,028	1,514
Proceeds from maturities of securities available for sale	400,968	251,911
Proceeds from sale of credit card portfolio	100,516	—
Purchase of securities held to maturity	(4,759)	(874)
Purchase of securities available for sale	(570,411)	(419,878)
Decrease in short-term investments	10,919	13,821
Net increase in loans	(473,589)	(343,145)
Net purchases of premises and equipment	(13,493)	(7,366)

Net cash used in investing activities	(125,935)	(218,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand and savings deposits	99,637	(23,848)
Net (decrease) increase in time deposits	(266,888)	109,618
Additions to long-term debt	343,990	523,840
Repayments of long-term debt	(166,695)	(272,637)
Increase (decrease) in short-term borrowings	113,443	(184,433)
Dividends paid	(52,082)	(51,146)
Net proceeds from issuance of stock	5,630	4,659
Excess tax benefits from stock-based compensation expense	6	151
Acquisition of treasury stock	—	(16,377)

Net cash provided by financing activities	77,041	89,827

Net Increase in Cash and Due From Banks	38,990	26,696
Cash and Due From Banks at Beginning of Year	381,283	355,018

Cash and Due From Banks at End of Year	$420,273	$381,714

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$204,022	$216,493
Income taxes	42,737	37,854
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — Basis of Presentation
The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the Corporation) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
NOTE B — Net Income Per Share and Comprehensive Income
The Corporation’s basic net income per share is calculated as net income divided by the weighted average number of shares outstanding. For diluted net income per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation’s common stock equivalents consist solely of outstanding stock options and restricted stock. Excluded from the calculation were 5.0 million anti-dilutive options for the three and six months ended June 30, 2008, respectively, and 3.2 million anti-dilutive options for the three and six months ended June 30, 2007.
A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007
		(in thousands)
Weighted average shares outstanding (basic)	173,959	173,184	173,791	173,228
Impact of common stock equivalents	569	1,233	569	1,367

Weighted average shares outstanding (diluted)	174,528	174,417	174,360	174,595

The following table presents the components of other comprehensive income (loss):

	Six months ended
	June 30
	2008	2007
	(in thousands)
Unrealized loss on securities (net of $10.2 million and $6.2 million tax effect in 2008 and 2007, respectively)	$(18,931)	$(11,549)
Unrealized gain (loss) on derivative financial instruments (net of $36,000 and $49,000 tax effect in 2008 and 2007, respectively)	68	(91)
Reclassification adjustment for securities losses (gains) included in net income (net of $8.8 million tax benefit in 2008 and $844,000 tax expense in 2007)	16,352	(1,567)
Defined benefit pension plan curtailment (net of $4.9 million tax effect in 2007)	—	9,122
Amortization of unrecognized pension and postretirement costs (net of $42,000 tax effect in 2007)	—	78

Other comprehensive loss	$(2,511)	$(4,007)

NOTE C — INVESTMENT SECURITIES
The following tables present the amortized cost and estimated fair values of investment securities:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
Held to Maturity at June 30, 2008
U.S. Government sponsored agency securities	$6,705	$24	$—	$6,729
State and municipal securities	967	6	—	973
Corporate debt securities	25	—	—	25
Mortgage-backed securities	2,317	74	(1)	2,390

	$10,014	$104	$(1)	$10,117

Available for Sale at June 30, 2008
Equity securities	$167,047	$163	$(9,386)	$157,824
U.S. Government securities	15,376	14	—	15,390
U.S. Government sponsored agency securities	83,900	1,548	(14)	85,434
State and municipal securities	520,342	1,736	(2,561)	519,517
Corporate debt securities	180,865	949	(26,570)	155,244
Collateralized mortgage obligations	402,142	4,800	(481)	406,461
Mortgage-backed securities	1,236,088	4,289	(8,304)	1,232,073
Auction rate securities (1)	125,083	19	(110)	124,992

	$2,730,843	$13,518	$(47,426)	$2,696,935

(1)	See Note I, “Commitments and Contingencies” for additional details related to auction rate securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Held to Maturity at December 31, 2007
U.S. Government sponsored agency securities	$6,478	$33	$—	$6,511
State and municipal securities	1,120	7	—	1,127
Corporate debt securities	25	—	—	25
Mortgage-backed securities	2,662	74	—	2,736

	$10,285	$114	$—	$10,399

Available for Sale at December 31, 2007
Equity securities	$215,177	$282	$(23,734)	$191,725
U.S. Government securities	14,489	47	—	14,536
U.S. Government sponsored agency securities	200,899	1,658	(34)	202,523
State and municipal securities	520,670	2,488	(1,620)	521,538
Corporate debt securities	172,907	1,259	(8,184)	165,982
Collateralized mortgage obligations	588,848	6,604	(677)	594,775
Mortgage-backed securities	1,460,219	6,167	(14,198)	1,452,188

	$3,173,209	$18,505	$(48,447)	$3,143,267

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2008:

	Less Than 12 months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)
U.S. Government sponsored agency securities	$1,936	$(4)	$549	$(10)	$2,485	$(14)
State and municipal securities	195,464	(2,539)	3,972	(22)	199,436	(2,561)
Corporate debt securities	121,149	(24,391)	9,188	(2,179)	130,337	(26,570)
Collateralized mortgage obligations	144,126	(481)	10	—	144,136	(481)
Mortgage-backed securities	569,316	(7,061)	99,821	(1,243)	669,137	(8,304)
Auction rate securities (1)	108,072	(110)	—	—	108,072	(110)

Total debt securities	1,140,063	(34,586)	113,540	(3,454)	1,253,603	(38,040)
Equity securities	21,108	(6,989)	11,090	(2,397)	32,198	(9,386)

	$1,161,171	$(41,575)	$124,630	$(5,851)	$1,285,801	$(47,426)

(1)	See Note I, “Commitments and Contingencies” for additional details related to auction rate securities.
The Corporation evaluates whether unrealized losses on debt and equity investments indicate other-than-temporary impairment. Based upon this evaluation, losses of $24.7 million and $28.3 were recognized during the three and six months ended June 30, 2008, respectively, for the other-than-temporary impairment of financial institution stocks, included within equity securities in the preceding table. In addition, during the three and six months ended June 30, 2008, the Corporation also recorded a $360,000 other-than-temporary impairment charge for a mutual fund investment, also included within equity securities above. Other-than-temporary impairment losses were $117,000 for the three and six months ended June 30, 2007, all of which were attributable to stocks of financial institutions. There were no other-than-temporary impairment write-downs recorded for debt securities during the three and six months ended June 30, 2008 or 2007.
Beginning in 2007 and continuing through the second quarter of 2008, the values of financial institution stocks, including those held by the Corporation, declined significantly. The current quarter’s $24.7 million of other-than-temporary impairment charges was due to the increasing severity and duration of the decline in fair values of the stocks written down. These factors, in conjunction with management’s evaluation of the near-term prospects of each specific issuer, resulted in the current quarter’s impairment charge. As of June 30, 2008, after the other-than-temporary impairment charge, the financial institution stock portfolio had a cost basis of $62.0 million and a fair value of $53.0 million. Based on management’s other-than-temporary impairment evaluations and the Corporation’s ability and intent to hold these investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider these investments to be other-than-temporarily impaired.
The unrealized losses on the Corporation’s investments in debt securities were caused by decreases in the estimated fair values of investments in trust preferred securities and subordinated debt issued by financial institutions, classified as Corporate debt securities in the above table. As with equity securities issued by financial institutions, the fair value for debt issued by financial institutions has also declined during 2008. Also contributing to the increase in unrealized losses on debt securities were increases in U.S. Treasury yields at terms that were consistent with the terms of mortgage-backed securities held by the Corporation. The contractual terms of those investments generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. In addition, the contractual cash flows of the Corporation’s mortgage-backed securities are guaranteed by agencies sponsored by the U.S. government. Because the decline in market value for debt securities held by the Corporation are attributable to changes in interest rates and not credit quality, and because the Corporation has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2008.
NOTE D — Sale of Credit Card Portfolio
In April 2008, the Corporation sold its approximately $87.0 million credit card portfolio to U.S. Bank National Association ND, d/b/a Elan Financial Services (Elan). As a result of this sale, the Corporation recorded a $13.9 million gain.
Under a separate agreement with Elan, the Corporation provides ongoing marketing services on behalf of Elan and receives fee income for each new account originated and a percentage of the revenue earned on both new accounts and accounts sold. During the second quarter of 2008, the Corporation recorded $1.1 million of credit card fee income, included within other income on the consolidated statements of income, in connection with this agreement.
NOTE E — Income Taxes
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
As of June 30, 2008 and 2007, the Corporation had total reserves for unrecognized income tax positions of $3.2 million and $4.1 million, respectively, all of which, if recognized, would impact the effective tax rate. Also as of June 30, 2008 and 2007, the Corporation had $1.2 million and $1.4 million, respectively, in accrued interest payable related to such unrecognized positions. The Corporation recognizes interest accrued related to unrecognized income tax positions as a component of income tax expense. Penalties, if incurred, would also be recognized in income tax expense.

In March 2008, the Corporation reversed $2.0 million of its reserves for unrecognized income tax positions, resulting in a reduction of income tax expense. The Corporation had not fully recognized in the consolidated financial statements the positions it had taken on its tax returns for disallowed interest expense on certain tax-exempt municipal securities. In the fourth quarter of 2007, a court ruled in favor of a taxpayer who had taken a similar position on its tax returns. In March 2008, the Internal Revenue Service indicated that it would not pursue an appeal of this ruling. As a result, the criteria for remeasurement of this tax position were reached.
The Corporation, or one of its subsidiaries, files income tax returns in the U.S. Federal jurisdiction, and various states. In many cases, unrecognized income tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. With few exceptions, the Corporation is no longer subject to U.S. Federal, state and local examinations by tax authorities for years before 2004.
NOTE F — Stock-Based Compensation
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
The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007
	(in thousands)

Compensation expense	$478	$750	$1,065	$1,258
Tax benefit	(52)	(110)	(126)	(180)

Net income effect	$426	$640	$939	$1,078

Under the Option Plans, stock options are granted to key employees for terms of up to ten years at option prices equal to the fair market value of the Corporation’s stock on the date of grant. Stock options and restricted stock are typically granted annually on July 1st and become fully vested after a three-year vesting period. Certain events, as specified in the Option Plans and agreements, would result in the acceleration of the vesting period. As of June 30, 2008, there were 13.6 million shares reserved for future grants through 2013. On July 1, 2008, the Corporation granted approximately 358,000 stock options and 45,000 shares of restricted stock under its Option Plans.
NOTE G — Employee Benefit Plans
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
The net periodic benefit cost for the Corporation’s Pension Plan and Postretirement Plan, as determined by consulting actuaries, consisted of the following components for the three and six-month periods ended June 30:

	Pension Plan
	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007
	(in thousands)

Service cost (1)	$37	$488	$74	$1,114
Interest cost	816	821	1,632	1,746
Expected return on plan assets	(918)	(980)	(1,836)	(2,117)
Net amortization and deferral	—	58	—	233
Curtailment loss	—	58	—	58

Net periodic benefit (income) cost	$(65)	$445	$(130)	$1,034

(1)	The Pension Plan service cost recorded for the three and six months ended June 30, 2008 was related to administrative costs associated with the plan and not due to the accrual of additional participant benefits.

	Postretirement Plan
	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007
	(in thousands)

Service cost	$131	$121	$258	$229
Interest cost	187	159	354	301
Expected return on plan assets	(2)	(1)	(3)	(2)
Net amortization and deferral	—	(56)	—	(113)

Net periodic benefit cost	$316	$223	$609	$415

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
NOTE H — Derivative Financial Instruments
Interest Rate Swaps
As of June 30, 2008, interest rate swaps with a notional amount of $28.0 million were used to hedge certain long-term fixed rate certificates of deposit. The terms of the certificates of deposit and the interest rate swaps are similar and were committed to simultaneously. Under the terms of the swap agreements, the Corporation is the fixed rate receiver and the floating rate payer (generally tied to the three-month London Interbank Offering Rate, or LIBOR, a common index used for setting rates between financial institutions). The interest rate swaps and the certificates of deposit are recorded at fair value, with changes in the fair values during the period recorded to other expense. For the three and six months ended June 30, 2008, net losses of $68,000 and $35,000, respectively, were recorded in other expense, representing the net impact of the change in fair values of the interest rate swaps and the certificates of deposit, compared to net losses of $145,000 and $241,000 for the three and six months ended June 30, 2007.
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
Prior to the adoption of Statement 159, the Corporation accounted for these interest rate swaps and the related certificates of deposit under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133). Under Statement 133, the Corporation performed tests for each swap to prove they were highly effective. The adoption of Statement 159 for these instruments did not result in a change in the reported values of the interest rate swaps or certificates of deposit on the Corporation’s consolidated balance sheets. However, the administrative burden of completing these periodic effectiveness tests was removed, as such tests are not required under Statement 159.
The Corporation did not adopt the provisions of Statement 159 for any other financial assets or liabilities on its consolidated balance sheets.
Forward Starting Interest Rate Swaps
In prior years, the Corporation had entered into forward-starting interest rate swaps in anticipation of the issuance of fixed-rate debt. In October 2005, the Corporation entered into a forward-starting interest rate swap with a notional amount of $150.0 million in anticipation of the issuance of trust preferred securities in January 2006. In February 2007, the Corporation entered into a forward-starting interest rate swap with a notional amount of $100.0 million in anticipation of the issuance of subordinated debt in May 2007.
These swaps were accounted for as cash flow hedges as they hedged the variability of interest payments attributable to changes in interest rates on the forecasted issuances of fixed-rate debt. The total amounts recorded in accumulated other comprehensive income upon settlement of these derivatives are being amortized to interest expense over the lives of the related securities using the effective interest method.

The amount of net losses in accumulated other comprehensive income that will be reclassified into earnings during the next twelve months is approximately $135,000.
NOTE I — Commitments and Contingencies
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
The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	June 30
	2008	2007
	(in thousands)

Commitments to extend credit	$3,880,341	$4,681,540
Standby letters of credit	794,826	739,646
Commercial letters of credit	33,793	26,116
As of June 30, 2008, the reserve for unfunded lending commitments, included in other liabilities on the consolidated balance sheet, was $3.9 million. Prior to December 31, 2007, the reserve for unfunded lending commitments was included as a component of the allowance for loan losses. As of December 31, 2007, the Corporation reclassified the reserve for unfunded lending commitments to other liabilities. Prior periods were not reclassified.
Auction Rate Securities
Recent developments in the market for student loan auction rate securities, also known as auction rate certificates (ARCs), resulted in the Corporation recording a pre-tax charge of $13.2 million as a component of operating risk loss on the consolidated statements of income during the second quarter of 2008.
The Corporation’s trust company subsidiary, Fulton Financial Advisors, N.A. (FFA), holds ARCs for some of its customers’ accounts. ARCs are one of several types of securities utilized by FFA as short-term investment vehicles for its customers. ARCs are long-term securities structured to allow their sale in periodic auctions, giving the securities some of the characteristics of short-term instruments in normal market conditions. However, in mid-February, 2008, market auctions for ARCs began to fail due to an insufficient number of buyers; these market failures were the first widespread and continuing failures in the over 20-year history of the auction rate securities markets. As a result, although the credit quality of ARCs has not been impacted, ARCs are currently not liquid investments for their holders, including FFA’s customers. It is unclear when liquidity will return to this market.
FFA has agreed to purchase ARCs from customer accounts upon notification from customers that they have liquidity needs or otherwise desire to liquidate their holdings. Specifically, FFA will purchase customer ARCs at par value with a concurring interest adjustment, which would position customers as if they had owned 90-day U.S. Treasury bills instead of ARCs. The estimated fair value of the guarantee was recorded as a liability in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”, with a corresponding pre-tax charge to earnings. The estimated fair value of the guarantee was determined based on the difference between the fair value of the underlying ARCs, assuming that all ARCs held in customer accounts would be purchased, and their estimated purchase price. The Corporation determined the fair value of the ARCs held by customers based on an independent third-party valuation. See Note J, “Fair Value Measurements” for additional details related to the Corporation’s determination of fair value.
As of June 30, 2008, only a portion of the ARCs had been purchased from customer accounts. The following table presents the change in the ARC investment balances held by customers and the related financial guarantee liability, recorded within other liabilities on the Corporation’s consolidated balance sheet:

	Three and six months ended
	June 30, 2008
	ARCs Held by	Financial
	Customers, at	Guarantee
	Par Value	Liability
	(in thousands)

Upon establishment of financial guarantee	$332,715	$(13,200)
Purchases of ARCs	(132,530)	5,640

Balance at June 30, 2008	$200,185	$(7,560)

During the second quarter of 2008, the Corporation purchased ARCs with a par value of $132.5 million from customers at a total cost of $130.5 million. The estimated fair value of the ARCs purchased was approximately $125 million. Upon purchase, the Corporation recorded the ARCs as available for sale investment securities at their estimated fair value. The financial guarantee liability was reduced by an amount equal to the difference between the purchase price of the ARCs and their estimated fair value, or $5.6 million.
Management believes that the financial guarantee liability recorded as of June 30, 2008 is adequate. Future purchases of ARCs, changes in their estimated fair value or changes in the likelihood of their purchase could require the Corporation to make adjustments to the liability.
Residential Lending Contingencies
Residential mortgages are originated and sold by the Corporation through Fulton Mortgage Company (Fulton Mortgage), which is a division of each of the Corporation’s subsidiary banks, and The Columbia Bank, which maintains its own mortgage lending operations. The loans originated and sold through these channels are predominately “prime” loans that conform to published standards of government-sponsored agencies. Prior to 2008, the Corporation’s Resource Bank affiliate operated a significant national wholesale mortgage lending operation from the time the Corporation acquired Resource Bank in 2004 through 2007. In the first quarter of 2008, the Corporation merged Resource Bank into its Fulton Bank affiliate.
For the year ended December 31, 2007, the Corporation recorded $25.1 million of charges related to actual and potential repurchases of residential mortgage loans and home equity loans which were originated and sold to secondary market investors by the former Resource Bank’s mortgage division, Resource Mortgage. Of the $25.1 million charge, $3.4 million and $8.9 million were recorded during the three and six months ended June 30, 2007, respectively. Resource Mortgage’s national wholesale mortgage lending operation originated loans that were sold under various investor programs, including some that allowed for reduced documentation and/or no verification of certain borrower qualifications, such as income or assets.
The Corporation has reduced its residential mortgage lending risk by exiting from the national wholesale mortgage business at Resource Mortgage, where the majority of the repurchased loans were originated. During the three and six months ended June 30, 2008, the Corporation recorded $700,000 and $1.5 million, respectively, of additional charges related to actual and potential repurchases of residential mortgage and home equity loans, and continued to evaluate and address the loans repurchased from investors from the prior year. The charges incurred in 2008 were for mortgages originated in prior years that could potentially be repurchased.
The following table presents a summary of the approximate principal balances and related reserves/write-downs recognized on the Corporation’s consolidated balance sheet, by general category:

	June 30, 2008
		Reserves/
	Principal	Write-downs
	(in thousands)

Outstanding repurchase requests (1) (2)	$22,600	$(8,530)
No repurchase request received — sold loans with identified potential misrepresentations of borrower information (1) (2)	16,100	(5,730)
Repurchased loans (3)	15,100	(2,800)
Foreclosed real estate (OREO) (4)	17,300	—
Other (3) (5)	N/A	(400)

Total reserves/write-downs at June 30, 2008		$(17,460)

(1)	Principal balances had not been repurchased and, therefore, are not included on the consolidated balance sheet as of June 30, 2008.

(2)	Reserve balance included as a component of other liabilities on the consolidated balance sheet as of June 30, 2008.

(3)	Principal balances, net of write-downs, are included as a component of loans, net of unearned income on the consolidated balance sheet as of June 30, 2008.

(4)	OREO is written down to its estimated fair value upon transfer from loans receivable. No reserve is required.

(5)	During 2007, approximately $30 million of loans held for sale were reclassified to portfolio because there was no longer an active secondary market for these types of loans. The write-down amount represents the remaining balance of the Corporation’s reduction of these loans to lower of cost or market upon their transfer to portfolio.
The following presents the change in the reserve/write-down balances:

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007
		(in thousands)

Total reserves/write-downs, beginning of period	$17,780	$4,790	$18,620	$500
Additional charges to expense	700	3,400	1,500	8,900
Charge-offs	(1,020)	(270)	(2,660)	(1,480)

Total reserves/write-downs, end of period	$17,460	$7,920	$17,460	$7,920

Management believes that the reserves recorded as of June 30, 2008 are adequate for the known potential repurchases. However, continued declines in collateral values or the identification of additional loans to be repurchased could necessitate additional reserves in the future.
NOTE J — FAIR VALUE MEASUREMENTS
On January 1, 2008, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (Statement 157) for all financial assets and liabilities and all nonfinancial assets and liabilities required to be measured at fair value on a recurring basis. Although the adoption of Statement 157 did not impact the values of assets and liabilities on the Corporation’s consolidated balance sheets, the adoption resulted in expanded disclosure requirements for assets and liabilities recorded at fair value.

Statement 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three categories (from highest to lowest priority):
•	Level 1 — Inputs that represent quoted prices for identical instruments in active markets.

•	Level 2 — Inputs that represent quoted prices for similar instruments in active markets, or quoted prices for identical instruments in non-active markets. Also includes valuation techniques whose inputs are derived principally from observable market data other than quoted prices, such as interest rates or other market-corroborated means.

•	Level 3 — Inputs that are largely unobservable, as little or no market data exists for the instrument being valued.
Companies are required to categorize all financial assets and liabilities and all nonfinancial assets and liabilities required to be measured at fair value on a recurring basis into the above three levels.
Items Measured at Fair Value on a Recurring Basis
The Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheet as of June 30, 2008 were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Available for sale investment securities	$57,521	$2,514,422	$124,992	$2,696,935
Other financial assets	10,170	—	—	10,170

Total assets	$67,691	$2,514,422	$124,992	$2,707,105

Certificates of deposit	$—	$22,368	$—	$22,368
Other financial liabilities	10,170	(424)	7,560	17,306

Total liabilities	$10,170	$21,944	$7,560	$39,674

The valuation techniques used to measure fair value for the items in the table above are as follows:
•	Available for sale investment securities — Included within this asset category are both equity and debt securities. Equity securities consisting of stocks of financial institutions, mutual funds and certain other government sponsored agency stocks are listed as Level 1 assets, measured at fair value based on quoted prices for identical securities in active markets. All other equity securities, primarily restricted investment securities issued by the Federal Home Loan Bank and Federal Reserve Bank, are categorized as Level 2 assets and are measured at fair value based on prices paid for identical instruments by these agencies. Debt securities, excluding ARCs, are classified as Level 2 assets and consist of: U.S. government and U.S. government sponsored securities, state and municipal securities, corporate debt securities, collateralized mortgage obligations and mortgage-backed securities. Fair values are determined using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. See Note C, “Investment Securities” for additional details related to the Corporation’s available for sale investment securities.

ARCs, as discussed in Note I, “Commitments and Contingencies”, are classified as Level 3 assets and measured at fair value based on an independent third-party valuation. All ARCs held by the Corporation were acquired during the second quarter of 2008. Due to their illiquidity, ARCs were valued through the use of an expected cash flows model. The assumptions used in preparing the expected cash flow model include estimates for coupon rates, a time to maturity and market rates of return.

•	Other financial assets — Included within this asset category are Level 1 assets, consisting of mutual funds, that are held in trust for employee deferred compensation plans and measured at fair value based on quoted prices for identical securities in active markets. The Corporation maintains a separate Level 1 deferred compensation liability of the same amount, included within the “Other financial liabilities” category above, which represents the amounts due to employees under these deferred compensation plans.

•	Certificates of deposit — This category consists of hedged long-term fixed rate certificates of deposit accounted for under Statement 159. The certificates of deposit and their associated interest rate swaps, included within the “Other financial liabilities” category, are measured at fair value through the use of a model-based approach which utilizes market prices for similar instruments in addition to using market-corroborated means, such as interest rates. See Note H, “Derivative Financial Instruments” for additional information.

•	Other financial liabilities — Included within this category are the following liabilities: employee deferred compensation liabilities, described under the heading “Other financial assets” above and included as Level 1 liabilities; interest rate swaps that hedge the aforementioned certificates of deposit, categorized as Level 2 liabilities; and financial guarantees associated with the Corporation’s commitment to purchase ARCs held within customer accounts, categorized as Level 3 liabilities.

The fair value of the financial guarantee liability associated with ARCs held by the Corporation’s customers was determined using the same methods as the ARCs held by the Corporation and described under the heading “Available for sale investment securities” above. This liability was initially recorded during the second quarter of 2008. See Note I, “Commitments and Contingencies” for additional information.
The following table presents a reconciliation of the Corporation’s assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended June 30, 2008. Level 3 assets represent the ARCs held within available for sale investment securities and Level 3 liabilities represent the Corporation’s financial guarantee liability associated with its decision to purchase ARCs held within customer accounts:

	Available for Sale	Other Financial
	Investment	Liabilities — ARC
	Securities — ARC	Financial Guarantee
	Investments	Liability
	(in thousands)

Balance, April 1, 2008	$—	$—
Net charge against earnings (1)	—	(13,200)
Purchases of ARCs at par value, less interest adjustment (2)	130,541	—
Adjustment of purchased ARCs to fair value	(5,640)	5,640
Discount accretion (3)	91	—

Balance, June 30, 2008	$124,992	$(7,560)

(1)	The establishment of the financial guarantee liability was based on the difference between the estimated purchase price of ARCs held within customer accounts and their estimated fair value. Included as a component of operating risk loss on the Corporation’s consolidated statements of income.

(2)	ARCs purchased by the Corporation from customers at par value with a concurrent interest adjustment based on the difference between the interest customers earned on ARCs during their holding period and the interest that customers would have earned had the amount of the ARCs been invested in 90-day U.S. Treasury bills.

(3)	Included as a component of net interest income on the Corporation’s consolidated statements of income.

Items Measured at Fair Value on a Nonrecurring Basis
Certain financial assets are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment.
The Corporation’s financial assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheet as of June 30, 2008 were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Loans held for sale	$—	$116,351	$—	$116,351
Net loans	—	956	214,546	215,502
Other financial assets	—	11,293	—	11,293

Total assets	$—	$128,600	$214,546	$343,146

The valuation techniques used to measure fair value for the items in the table above are as follows:
•	Loans held for sale — This category consists of loans held for sale that were measured at the lower of aggregate cost or fair value. Fair value was measured by the price that secondary market investors were offering for loans with similar characteristics.

•	Net loans — This category consists of residential mortgage loans and home equity loans that were previously sold and repurchased from secondary market investors during the first six months of 2008 and have been classified as Level 2 assets. Upon repurchase, these loans were written down to the appraised value of their underlying collateral. See Note I, “Commitments and Contingencies” for additional information.

This category also includes commercial loans and commercial mortgage loans which were considered to be impaired under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” and have been classified as Level 3 assets. Impaired loans are measured at fair value based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or fair value of its collateral, if the loan is collateral dependent. An allowance for loan losses is allocated to an impaired loan if its carrying value exceeds its estimated fair value. The balance of impaired loans included in the above table represent the balance of impaired loans net of their related allowance for loan loss.

•	Other financial assets — This category includes foreclosed assets that the Corporation obtained during the first six months of 2008. Fair values for these Level 2 assets were based on estimated selling prices less estimated selling costs for similar assets in active markets.
In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delayed the effective date of Statement 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis, until fiscal years beginning after November 15, 2008, or January 1, 2009 for the Corporation. In accordance with FSP 157-2, the Corporation did not apply the provisions of Statement 157 for the following nonfinancial assets and liabilities, which are not measured at fair value on a non-recurring basis: loans, deposits and borrowings acquired in prior years’ business combinations, other intangible assets initially measured at fair value upon acquisition and reporting units tested annually for goodwill impairment under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. The application of FSP 157-2 for these nonfinancial assets and liabilities is not expected to have an impact on their reported values.

NOTE K — New Accounting Standards
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
NOTE L — Reclassifications
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
FORWARD-LOOKING STATEMENTS
The Corporation has made, and may continue to make, certain forward-looking statements with respect to its acquisition and growth strategies, market risk, changes or adverse developments in economic, political, or regulatory conditions, a continuation or worsening of the current disruption in credit and other markets, including the lack of or reduced access to, and the abnormal functioning of markets for mortgages and other asset-backed securities and for commercial paper and other short-term borrowings, the effect of competition and interest rates on net interest margin and net interest income, investment strategy and income growth, investment securities gains, declines in the value of securities which may result in charges to earnings, changes in rates of deposit and loan growth, asset quality and the impact on assets from adverse changes in the economy and in credit or other markets and resulting effects on credit risk and asset values, balances of risk-sensitive assets to risk-sensitive liabilities, salaries and employee benefits and other expenses, amortization of intangible assets, goodwill impairment, capital and liquidity strategies and other financial and business matters for future periods. The Corporation cautions that these forward-looking statements are subject to various assumptions, risks and uncertainties. Because of the possibility of changes in these assumptions, actual results could differ materially from forward-looking statements. The Corporation undertakes no obligations to update or revise any forward-looking statements.
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

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	As of or for the		As of or for the
	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007

Net income (in thousands)	$25,678	$39,845	$67,174	$80,973
Diluted net income per share	$0.15	$0.23	$0.39	$0.46
Return on average assets	0.65%	1.08%	0.85%	1.10%
Return on average equity	6.33%	10.52%	8.40%	10.79%
Return on average tangible equity (1)	11.03%	19.30%	14.65%	19.81%
Net interest margin (2)	3.75%	3.70%	3.67%	3.72%
Non-performing assets to total assets	1.02%	0.49%	1.02%	0.49%
Net charge-offs to average loans (annualized)	0.33%	0.14%	0.24%	0.07%

(1)	Calculated as net income, adjusted for intangible asset amortization (net of tax), divided by average shareholders’ equity, excluding goodwill and intangible assets.

(2)	Presented on a fully taxable-equivalent (FTE) basis, using a 35% Federal tax rate and statutory interest expense disallowances. See also “Net Interest Income” section of Management’s Discussion.
The Corporation’s net income for the second quarter of 2008 decreased $14.2 million, or 35.6%, from the same period in 2007. Net income for the first half of 2008 decreased $13.8 million, or 17.0%, in comparison to the first half of 2007. The decrease in net income for the three and six months ended June 30, 2008 in comparison to the same periods in 2007 were primarily due to the following significant items:
•	Charges associated with the other-than-temporary impairment of financial institution stocks of $24.7 million and $28.3 million for the three and six months ended June 30, 2008, respectively.

•	Increases in the provision for loan losses of $14.0 million and $24.3 million for the three and six months ended June 30, 2008, respectively.

•	Increases in net interest income of $11.0 million and $15.1 million for the three and six months ended June 30, 2008, respectively.

•	A $13.9 million gain of the sale of the Corporation’s credit card portfolio, recognized in the second quarter of 2008.

•	A $13.2 million loss related to the Corporation’s decision to purchase auction rate securities from customer accounts, recorded in the second quarter of 2008.
Other-Than-Temporary Impairment of Financial Institution Stocks — The Corporation has a portfolio of financial institution stocks at June 30, 2008. General economic conditions and uncertainty surrounding the financial institution sector as a whole negatively impacted the value of these securities. During the three and six months ended June 30, 2008, the Corporation recorded $24.7 million and $28.3 million, respectively, of losses, recorded within “Investment securities (losses) gains” on the consolidated statements of income, on stocks that were considered to be other-than-temporarily impaired. As of June 30, 2008, after the other-than-temporary impairment losses, the portfolio had a cost basis of $62.0 million and a fair value of $53.0 million.
Beginning in 2007 and continuing through the second quarter of 2008, the values of financial institution stocks, including those held by the Corporation, declined significantly. The current quarter’s $24.7 million of other-than-temporary impairment charges was due to the increasing severity and duration of the decline in fair values of the stocks written down. These factors, in conjunction with management’s evaluation of the near-term prospects of each specific issuer, resulted in the current quarter’s impairment charge. Further declines in financial institution stock values may result in additional other-than-temporary impairment charges.

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
The Corporation’s non-performing assets increased significantly, from $74.1 million, or 0.49% of total assets, at June 30, 2007 to $164.5 million, or 1.02% of total assets, at June 30, 2008. The increase was primarily due to deteriorating general economic conditions, which have negatively impacted consumer confidence and residential real estate values. The Corporation’s non-performing assets increased across all loan types, geographic areas, and industries. Also contributing to the increase in non-performing assets was the repurchase of residential mortgage loans previously sold by the Corporation’s former Resource Bank affiliate, which contributed approximately $30 million to the increase in non-performing assets. See Note I, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for additional details related to the Corporation’s residential lending activities.
The increase in non-performing assets and net charge-offs contributed to the provision for loan losses increasing $14.0 million, or 518.7%, in comparison to the second quarter of 2007. The provision for loan losses for the first half of 2008 increased $24.3 million, or 663.6%, in comparison to the first half of 2007.
Management believes that its policies and procedures for managing asset quality are sound. However, no assurance regarding asset quality in the future can be given. Continuing negative trends in general economic conditions and decreases in the values of underlying collateral could have a detrimental impact on borrowers’ ability to repay their loans.
Net Interest Margin and Net Interest Income — In recent years, the interest rate environment has presented challenges to banks in maintaining and growing their net interest margin. The term “interest rate environment” generally refers to both the level of interest rates and the shape of the U.S. Treasury yield curve, which is a plot of the yields on treasury securities over various maturity terms. Typically, the shape of the yield curve is upward sloping, with longer-term rates exceeding shorter-term rates. Over the past several years, however, there had been little difference between short and long-term rates and, at times, short-term rates exceeded long-term rates. For banks that depend on shorter-term funding to invest longer-term in investment securities and loans, this situation has not been favorable.
Beginning in the fourth quarter of 2007 and continuing throughout the first half of 2008, the yield curve began to return to a more normal, upward-sloping shape. Since the second quarter of 2007, the Federal Reserve Board (FRB) lowered the overnight Federal funds rate seven times, for a total decrease of 325 basis points (from 5.25% to 2.00%), with a total decrease of 225 basis points occurring during the first half of 2008.

The following graph shows the U. S. treasury yield curve at June 30, 2008, in comparison to June 30, 2007 and each of the two most recent year-ends. This graph illustrates the recent trend toward a more normal-shaped yield curve:
The majority of the Corporation’s interest-earning assets and interest-bearing liabilities have durations of seven years or less. The reduction in short-term rates during the first half of 2008 resulted in an upward slope to the yield curve for these durations that had not been seen in recent years.
The improvement in net interest income in comparison to the three and six months ended June 30, 2007 was largely due to an increase in average interest-earning assets. Also contributing to the improvement in net interest income was the repricing of short-term borrowings and many deposit balances more quickly than assets. For the three months ended June 30, 2008, interest expense decreased $25.7 million, or 23.5%, while interest income decreased $14.7 million, or 6.4%. For the first half of 2008, interest expense decreased $31.3 million, or 14.3%, while interest income decreased $16.2 million, or 3.5%. The more pronounced decrease in interest expense during the three and six months ended June 30, 2008 in comparison to the same periods in 2007 resulted in an increase to net interest income for both periods. However, the continued repricing of assets and the inability to move deposit rates lower in similar increments may mitigate this benefit in the future. Finally, the improvement in net interest income was also due to a change in the composition of short-term borrowings and interest-bearing liabilities in 2008 in comparison to 2007. During the three and six months ended June 30, 2008, decreases in time deposits and interest-bearing deposits were replaced with lower-cost overnight short-term borrowings.
The Corporation manages its risk associated with changes in interest rates through the techniques described in the “Market Risk” section of Management’s Discussion.
Sale of Credit Card Portfolio — In April 2008, the Corporation sold its approximately $87 million credit card portfolio to U.S. Bank National Association ND, d/b/a Elan Financial Services (Elan). As a result of this sale, the Corporation recorded a $13.9 million gain.
Under a separate agreement with Elan, the Corporation provides ongoing marketing services on behalf of Elan and receives fee income for each new account originated and a percentage of the revenue earned on both new accounts and accounts sold. During the second quarter of 2008, the Corporation recognized $1.1 million of credit card fee income, included within other income on the consolidated statements of income, in connection with this agreement.
The sale of the credit card portfolio is expected to reduce the Corporation’s net interest income during the remainder of 2008. During the year ended December 31, 2007, interest income earned on the credit card portfolio was $14.8 million, or 1.6% of total interest income, at an average yield of 19.2%. In 2008, prior to the sale of the credit card portfolio, the Corporation recognized interest income on the credit card portfolio of $5.1 million at an average yield of 20.1%. Assuming the funding for credit cards was provided by Federal funds purchased, the net interest income impact for 2008 and 2007 would be approximately $4.3 million and $10.9 million, respectively. Despite the negative impact to the Corporation’s net interest margin, the sale of the credit card portfolio has resulted in a reduction of consumer credit risk, while providing a future revenue stream.
Auction Rate Securities — Recent developments in the market for student loan auction rate securities, also known as auction rate certificates (ARCs), resulted in the Corporation recording a pre-tax charge of $13.2 million as a component of operating risk loss on the consolidated statements of income during the second quarter of 2008.
The Corporation’s trust company subsidiary, Fulton Financial Advisors, N.A. (FFA), holds ARCs for some of its customers’ accounts. ARCs are one of several types of securities utilized by FFA as short-term investment vehicles for its customers. ARCs are long-term securities structured to allow their sale in periodic auctions, giving the securities some of the characteristics of short-term instruments in normal market conditions. However, in mid-February, 2008, market auctions for ARCs began to fail due to an insufficient number of buyers; these market failures were the first widespread and continuing failures in the over 20-year history of the auction rate securities markets. As a result, although the credit quality of ARCs has not been impacted, ARCs are currently not liquid investments for their holders, including FFA’s customers. It is unclear when liquidity will return to this market.
FFA has agreed to purchase ARCs from customer accounts upon notification from customers that they have liquidity needs or otherwise desire to liquidate their holdings. Specifically, FFA will purchase customer ARCs at par value with a concurrent interest adjustment, which would position customers as if they had owned 90-day U.S. Treasury bills instead of ARCs. The estimated fair value of this guarantee was recorded as a liability in accordance with the Financial Accounting Standards Board’s Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”, with a corresponding pre-tax charge to earnings.
See Note I, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements and the “Market Risk” section of Management’s Discussion for additional details.
Quarter Ended June 30, 2008 compared to the Quarter Ended June 30, 2007
Net Interest Income
Net interest income increased $11.0 million, or 9.1%, to $131.9 million in 2008 from $120.9 million in 2007 due to both an increase in average interest-earning assets and an increase in the net interest margin.

The following table provides a comparative average balance sheet and net interest income analysis for the second quarter of 2008 as compared to the same period in 2007. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Three months ended June 30
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate	Balance	Interest (1)	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income (2)	$11,423,409	$180,433	6.35%	$10,582,300	$199,085	7.54%
Taxable investment securities (3)	2,304,391	28,528	4.90	1,973,214	21,999	4.46
Tax-exempt investment securities (3)	509,784	6,911	5.42	500,341	6,405	5.12
Equity securities (1) (3)	196,981	1,729	3.52	188,558	2,230	4.74

Total investment securities	3,011,156	37,168	4.90	2,662,113	30,634	4.60
Loans held for sale	108,478	1,610	5.94	197,852	3,393	6.86
Other interest-earning assets	16,325	102	2.50	25,311	311	4.90

Total interest-earning assets	14,559,368	219,313	6.05%	13,467,576	233,423	6.95%
Noninterest-earning assets:
Cash and due from banks	323,223			340,752
Premises and equipment	196,990			189,975
Other assets	984,000			899,160
Less: Allowance for loan losses	(115,936)			(108,952)

Total Assets	$15,947,645			$14,788,511

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$1,708,050	$2,967	0.70%	$1,676,528	$7,198	1.72%
Savings deposits	2,207,699	6,600	1.20	2,298,910	13,776	2.40
Time deposits	4,361,280	41,562	3.83	4,526,107	52,825	4.68

Total interest-bearing deposits	8,277,029	51,129	2.48	8,501,545	73,799	3.48
Short-term borrowings	2,314,845	12,388	2.13	1,243,370	14,894	4.77
FHLB advances and long-term debt	1,871,649	19,985	4.29	1,585,125	20,511	5.19

Total interest-bearing liabilities	12,463,523	83,502	2.69%	11,330,040	109,204	3.86%
Noninterest-bearing liabilities:
Demand deposits	1,662,266			1,756,271
Other	190,963			183,449

Total Liabilities	14,316,752			13,269,760
Shareholders’ equity	1,630,893			1,518,751

Total Liabilities and Shareholders’ Equity	$15,947,645			$14,788,511

Net interest income/net interest margin (FTE)		135,811	3.75%		124,219	3.70%

Tax equivalent adjustment		(3,921)			(3,311)

Net interest income		$131,890			$120,908

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	2008 vs. 2007
	Increase (decrease) due
	to change in
	Volume	Rate	Net
	(in thousands)

Interest income on:
Loans, net of unearned income	$14,657	$(33,309)	$(18,652)
Taxable investment securities	4,122	2,407	6,529
Tax-exempt investment securities	124	382	506
Equity securities	96	(597)	(501)
Loans held for sale	(1,386)	(397)	(1,783)
Other interest-earning assets	(88)	(121)	(209)

Total interest income	$17,525	$(31,635)	$(14,110)

Interest expense on:
Demand deposits	$132	$(4,363)	$(4,231)
Savings deposits	(529)	(6,647)	(7,176)
Time deposits	(1,883)	(9,380)	(11,263)
Short-term borrowings	8,422	(10,928)	(2,506)
FHLB advances and long-term debt	3,342	(3,868)	(526)

Total interest expense	$9,484	$(35,186)	$(25,702)

Interest income decreased $14.1 million, or 6.0%, due to a $31.6 million decrease caused by a 90 basis point reduction in average rates, offset by an $17.5 million increase in interest income realized from growth in average balances of $1.1 billion, or 8.1%.
The increase in average interest-earning assets was due mainly to loan growth, which is summarized in the following table:

	Three months ended
	June 30		Increase (decrease)
	2008	2007	$	%
	(dollars in thousands)

Commercial — industrial, financial and agricultural	$3,510,150	$3,172,233	$337,917	10.7%
Real estate — commercial mortgage	3,697,650	3,287,308	410,342	12.5
Real estate — residential mortgage	894,652	710,433	184,219	25.9
Real estate — home equity	1,568,173	1,435,467	132,706	9.2
Real estate — construction	1,291,064	1,381,552	(90,488)	(6.5)
Consumer	376,537	506,965	(130,428)	(25.7)
Leasing and other	85,183	88,342	(3,159)	(3.6)

Total	$11,423,409	$10,582,300	$841,109	7.9%

Loan growth was particularly strong in the commercial mortgage loan and commercial loan categories, which together increased $748.3 million, or 11.6%. The growth in commercial mortgages and commercial loans was primarily in floating and adjustable rate products. Additional growth came from residential mortgage loans, which increased $184.2 million, or 25.9%, in traditional adjustable and fixed rate products, and an increase in home equity loans of $132.7 million, or 9.2%, which was primarily due to the introduction of a new blended fixed/floating rate product in late 2007. Offsetting these increases were decreases in consumer loans of $130.4 million, or 25.7%, due to the sale of the Corporation’s credit card portfolio and a decrease in the indirect automobile portfolio and a $90.5 million, or 6.5%, decrease in construction loans, largely due to a decrease in adjustable rate commercial construction loans.
The average yield on loans decreased 119 basis points, or 15.8%, from 7.54% in 2007 to 6.35% in 2008. The decrease in yield reflected a lower interest rate environment, as illustrated by a lower average prime rate during the second quarter of 2008 (5.09%) as compared to the same period in 2007 (8.25%). The decrease in average yields was not as pronounced as the decrease in the average prime rate as fixed rate loans do not immediately reprice when short-term rates decline.
Average investment securities increased $349.0 million, or 13.1%. Average investment securities for the second quarter of 2007 were impacted by the sale of approximately $250 million of lower-yielding securities in the first quarter of 2007. Also contributing to the increase in average investment securities, was the Corporation’s late 2007 “pre-purchase” of investments, based on the expected cash flows to be generated from maturing securities over an approximate six-month period. The result of this pre-purchase was a higher average investment balance for the second quarter of 2008.
The average yield on investment securities increased 30 basis points, or 6.5%, from 4.60% in 2007 to 4.90% in 2008. The improvement in the average yield on investment securities was due to the systematic reinvestment of normal portfolio cash flows, primarily from shorter-duration, lower-yielding mortgage-backed securities, into a combination of higher-yielding mortgage-backed pass-through securities, conservative U.S. government agency issued collateralized mortgage obligations and longer-term municipal securities.
Average loans held for sale decreased $89.4 million, or 45.2%, as a result of a $153.0 million, or 34.2%, decrease in the volume of loans originated for sale in the second quarter of 2008 as compared to the same period in 2007. The decrease was primarily due to the Corporation’s exit from the national wholesale mortgage business, which began during 2007, in connection with the Corporation’s repurchase of previously sold residential mortgage loans and home equity loans. See Note I, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for additional details related to the Corporation’s residential lending activities.
The $14.1 million decrease in interest income was more than offset by a decrease in interest expense of $25.7 million, or 23.5%, to $83.5 million in the second quarter of 2008 from $109.2 million in the second quarter of 2007. Interest expense decreased $35.2 million as a result of a 117 basis points, or 30.3%, decrease in the average cost of interest-bearing liabilities. The decrease was slightly offset by a $9.5 million increase in interest expense caused by growth in average interest-bearing liabilities of $1.1 billion, or 10.0%.
The following table summarizes the changes in average deposits, by type:

	Three months ended
	June 30		Increase (decrease)
	2008	2007	$	%
		(dollars in thousands)

Noninterest-bearing demand	$1,662,266	$1,756,271	$(94,005)	(5.4)%
Interest-bearing demand	1,708,050	1,676,528	31,522	1.9
Savings	2,207,699	2,298,910	(91,211)	(4.0)
Time deposits	4,361,280	4,526,107	(164,827)	(3.6)

Total	$9,939,295	$10,257,816	$(318,521)	(3.1)%

The Corporation experienced a net decrease in noninterest-bearing and interest-bearing demand and savings accounts of $153.7 million, or 2.7%. The decrease in non-interest bearing demand and savings accounts was in both business and personal accounts, while the increase in interest-bearing demand accounts was due to municipal accounts. The decrease in time deposits was entirely due to a decrease in brokered certificates of deposit, offset by a slight increase in customer certificates of deposit. The decrease in brokered certificates of deposit was due to the use of alternative funding with more favorable interest rates.
As average deposits decreased, borrowings were used to provide the funding needed to support the growth in average loans and investments. The following table summarizes the changes in average borrowings, by type:

	Three months ended
	June 30		Increase (decrease)
	2008	2007	$	%
		(dollars in thousands)

Short-term borrowings:
Federal funds purchased	$1,303,590	$586,007	$717,583	122.5%
Short-term promissory notes	468,802	376,149	92,653	24.6
Customer repurchase agreements	223,092	255,685	(32,593)	(12.7)
Other short-term borrowings	319,361	25,529	293,832	1,151.0

Total short-term borrowings	2,314,845	1,243,370	1,071,475	86.2

Long-term debt:
FHLB advances	1,489,016	1,213,664	275,352	22.7
Other long-term debt	382,633	371,461	11,172	3.0

Total long-term debt	1,871,649	1,585,125	286,524	18.1

Total	$4,186,494	$2,828,495	$1,357,999	48.0%

The increase in short-term borrowings was mainly due to an increase in Federal funds purchased, which increased $717.6 million, and overnight Federal Home Loan Bank (FHLB) advances, included within other short-term borrowings, which increased $300.5 million. The increase in long-term debt was due to an increase in FHLB advances as longer-term rates were locked and durations were extended to manage interest rate risk.
Provision for Loan Losses and Allowance for Credit Losses
The following table presents ending balances of loans outstanding, net of unearned income:

	June 30	December 31	June 30
	2008	2007	2007
	(in thousands)

Commercial — industrial, agricultural and financial	$3,518,483	$3,427,085	$3,233,530
Real-estate — commercial mortgage	3,792,326	3,502,282	3,331,676
Real-estate — residential mortgage	929,252	851,577	731,966
Real-estate — home equity	1,593,775	1,501,231	1,447,058
Real-estate — construction	1,296,400	1,342,923	1,379,449
Consumer	362,555	500,708	505,365
Leasing and other	84,704	78,618	84,775

Total	$11,577,495	$11,204,424	$10,713,819

Approximately $5.1 billion, or 44.0%, of the Corporation’s loan portfolio was in commercial mortgage and construction loans at June 30, 2008. While the Corporation does not have a concentration of credit risk with any single borrower, industry or geographical location, economic conditions in general and the performance of real estate markets in particular could impact borrowers’ ability to repay loans in these portfolios. Potential decreases in real estate values could also adversely impact the performance of these loans.
Approximately $2.5 billion, or 21.8%, of the Corporation’s loan portfolio was in residential mortgage and home equity loans at June 30, 2008. Deteriorating general economic conditions and decreases in residential real estate values in some of the Corporation’s geographic areas, most notably in portions of Maryland, New Jersey and Virginia, has placed continued stress on borrowers.

The following table presents the activity in the Corporation’s allowance for credit losses:

	Three months ended
	June 30
	2008	2007
	(dollars in thousands)

Loans, net of unearned income outstanding at end of period	$11,577,495	$10,713,819

Daily average balance of loans, net of unearned income	$11,423,409	$10,582,300

Balance at beginning of period	$119,069	$107,899
Loans charged off:
Commercial — financial and agricultural	4,752	2,783
Real estate — mortgage	2,105	363
Consumer	1,366	845
Leasing and other	1,973	515

Total loans charged off	10,196	4,506

Recoveries of loans previously charged off:
Commercial — financial and agricultural	—	430
Real estate — mortgage	67	17
Consumer	300	186
Leasing and other	277	166

Total recoveries	644	799

Net loans charged off	9,552	3,707
Provision for loan losses	16,706	2,700

Balance at end of period	$126,223	$106,892

Components of Allowance for Credit Losses:
Allowance for loan losses	122,340	106,892
Reserve for unfunded lending commitments (1)	3,883	—

Allowance for credit losses	126,223	106,892

Selected Ratios:
Net charge-offs to average loans (annualized)	0.33%	0.14%
Allowance for credit losses to loans outstanding	1.09%	1.00%
Allowance for loan losses to loans outstanding	1.06%	1.00%

(1)	The reserve for unfunded lending commitments was transferred to other liabilities as of December 31, 2007. Prior periods were not reclassified.

The following table summarizes the Corporation’s non-performing assets as of the indicated dates:

	June 30	December 31	June 30
	2008	2007	2007
	(dollars in thousands)

Non-accrual loans	$108,699	$76,150	$46,683
Loans 90 days past due and accruing	35,656	29,782	21,559

Total non-performing loans	144,355	105,932	68,242
Other real estate owned	20,156	14,934	5,899

Total non-performing assets	$164,511	$120,866	$74,141

Non-accrual loans to total loans	0.94%	0.68%	0.44%
Non-performing assets to total assets	1.02%	0.76%	0.49%
Allowance for credit losses to non-performing loans	87%	106%	157%
The following table summarizes the Corporation’s non-performing loans, by type, as of the indicated dates:

	June 30	December 31	June 30
	2008	2007	2007
	(in thousands)

Commercial — industrial, agricultural and financial	$40,127	$27,715	$17,630
Real estate — commercial mortgage	37,003	14,515	12,517
Real estate — residential mortgage and home equity	39,099	25,775	9,645
Real estate — construction	21,988	30,926	24,916
Consumer	5,748	4,741	3,471
Leasing	390	2,260	63

Total non-performing loans	$144,355	$105,932	$68,242

Non-performing assets increased to $164.5 million, or 1.02% of total assets, at June 30, 2008, from $74.1 million, or 0.49% of total assets, at June 30, 2007. Total non-performing assets increased $43.6 million from December 31, 2007. The increase in non-performing assets in comparison to June 30, 2007 was primarily due to general economic conditions and a downturn in the residential real estate market.
Non-performing commercial mortgage loans increased $24.5 million, or 195.6%, and non-performing commercial loans increased $22.5 million, or 127.6%. The increases in these categories were across most geographical areas and industries and were due to general economic conditions as opposed to specific risks within their respective portfolios. The increase in non-performing loans also included increases in non-performing residential mortgage and home equity loans, which increased $29.5 million, or 305.4%, with repurchases of previously sold residential mortgages and home equity loans contributing approximately $10 million to this increase.
The increase in other real estate owned was primarily due to foreclosures on repurchased residential mortgage loans, which contributed $17.3 million to the balance of other real estate owned as of June 30, 2008.
The provision for loan losses totaled $16.7 million for the second quarter of 2008, an increase of $14.0 million, or 518.7%, over the same period in 2007. This significant increase in the provision for loan losses was primarily related to the increase in non-performing loans and net charge-offs, which required additional allocations of the allowance for credit losses.

Management believes that the allowance for credit losses balance of $126.2 million at June 30, 2008 is sufficient to cover losses inherent in both the loan portfolio and the unfunded lending commitments on that date and is appropriate based on applicable accounting standards.
Other Income
The following table presents the components of other income:

	Three months ended
	June 30		Increase (decrease)
	2008	2007	$	%
		(dollars in thousands)

Service charges on deposit accounts	$15,319	$11,225	$4,094	36.5%
Other service charges and fees	9,131	7,841	1,290	16.5
Investment management and trust services	8,389	10,273	(1,884)	(18.3)
Gains on sales of mortgage loans	2,670	4,188	(1,518)	(36.2)
Other	4,378	2,849	1,529	53.7

Total, excluding gain on sale of credit card portfolio and investment securities (losses) gains	39,887	36,376	3,511	9.7
Gain on sale of credit card portfolio	13,910	—	13,910	N/A
Investment securities (losses) gains	(21,647)	629	(22,276)	(3,541.5)

Total	$32,150	$37,005	$(4,855)	(13.1%)

N/A	— Not applicable
Investment securities losses of $21.6 million for the second quarter of 2008 were primarily due to $24.7 million in charges related to financial institution stocks that were determined to be other-than-temporarily impaired, offset by $2.5 million of net gains on the sale of debt securities.
The $4.1 million, or 36.5%, increase in service charges on deposit accounts was due to an increase of $3.4 million, or 65.8%, in overdraft fees and a $470,000, or 16.4%, increase in cash management fees. The increase in overdraft fees was due to a new automated overdraft program that was introduced in November 2007. The increase in cash management fees was due to a combined increase in average customer repurchase agreements and short-term promissory notes during the second quarter of 2008 in comparison to the second quarter of 2007.
The $1.3 million, or 16.5%, increase in other service charges and fees was primarily due to an increase of $561,000 in foreign currency processing revenue as a result of the growth of a foreign currency processing company acquired at the end of 2006. Additional increases came from debit card fees of $330,000, or 14.8%, and merchant fees of $181,000, or 10.5%, both due to increased transaction volume.
The $1.9 million, or 18.3%, decrease in investment management and trust services was due to a $1.7 million, or 44.8%, decrease in brokerage revenue. During the first quarter of 2008, the Corporation began transitioning its brokerage business from a transaction-based model to a relationship model. This transition is expected to continue through the remainder of 2008 and may have a negative impact on revenue in the short-term, but is expected to have a positive long-term impact.
The $1.5 million, or 36.2%, decrease in gains on sales of mortgage loans was primarily due to a decrease in volumes of loans sold of $227.9 million, or 58.2%, due to the Corporation’s exit from the national wholesale residential mortgage business at its former Resource Bank affiliate, which began during 2007.
The $1.5 million, or 53.7%, increase in other income was related to $1.1 million of credit card fee income generated subsequent to the sale of the Corporation’s credit card portfolio and $170,000 of net gains on the sale of three branches during the second quarter of 2008.

Other Expenses
The following table presents the components of other expenses:

	Three months ended
	June 30		Increase (decrease)
	2008	2007	$	%
	(dollars in thousands)

Salaries and employee benefits	$54,281	$55,555	$(1,274)	(2.3%)
Operating risk loss	14,385	4,202	10,183	242.3
Net occupancy expense	10,238	9,954	284	2.9
Advertising	3,519	2,990	529	17.7
Equipment expense	3,398	3,436	(38)	(1.1)
Data processing	3,116	3,217	(101)	(3.1)
Telecommunications	1,991	2,190	(199)	(9.1)
Intangible amortization	1,799	2,198	(399)	(18.2)
Professional fees	1,795	1,387	408	29.4
Supplies	1,527	1,417	110	7.8
Postage	1,454	1,323	131	9.9
Other	12,233	10,238	1,995	19.5

Total	$109,736	$98,107	$11,629	11.9%

Salaries and employee benefits decreased $1.3 million, or 2.3%, with salaries increasing $858,000, or 2.0%, and benefits decreasing $2.1 million, or 18.3%.
The increase in salaries was primarily due to corporate and affiliate management bonus accruals and normal merit increases, offset by decreases related to staff reductions that were made as part of corporate-wide workforce management and centralization initiatives which began in the second quarter of 2007, as well as staff reductions in the mortgage division of the former Resource Bank. Average full-time equivalent employees decreased from 3,920 for the second quarter of 2007 to 3,660 for the second quarter of 2008.
Employee benefits decreased $2.1 million, or 18.3%, due to $1.5 million in severance expenses incurred in the second quarter of 2007 as a result of the aforementioned workforce management and centralization initiatives. Also contributing to the decrease was a reduction in net periodic pension cost as a result of the Corporation’s curtailment of its defined benefit pension plan during the second quarter of 2007, offset by a net increase in expense for the Corporation’s retirement plans as a result of changes in contribution formulas, which were effective January 1, 2008.
The increase in operating risk loss resulted from $13.2 million of charges incurred due to the Corporation’s decision to purchase illiquid ARCs from customer accounts during the second quarter of 2008. This increase was offset by a $2.7 million reduction of contingent losses related to the potential repurchase of residential mortgage and home equity loans. See Note I, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for additional details.
The $529,000, or 17.7%, increase in advertising expense was due to core deposit promotional campaigns and promotions for new branch openings. The $2.0 million, or 19.5%, increase in other expenses was primarily due to an increase of $1.3 million associated with the disposition and maintenance of foreclosed real estate and an increase of $363,000 in insurance premiums assessed by the Federal Deposit Insurance Corporation (FDIC) as a result of one-time credits expiring at certain affiliate banks.

Income Taxes
Income tax expense for the second quarter of 2008 was $11.9 million, a $5.3 million, or 30.9%, decrease from $17.3 million in 2007. The decrease was primarily due to a decrease in income before taxes. Partially offsetting the decrease in income tax expense was a $1.8 million reduction in deferred tax assets related to certain tax credits.
The Corporation’s effective tax rate was 31.7% in 2008, as compared to 30.2% in 2007. The effective rate is generally lower than the Federal statutory rate of 35% due mainly to investments in tax-free municipal securities and Federal tax credits from investments in low and moderate-income housing partnerships. The higher effective tax rate in 2008 resulted from the aforementioned $1.8 million adjustment.
Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007
Net Interest Income
Net interest income increased $15.1 million, or 6.2%, to $257.8 million in 2008 from $242.7 million in 2007 due to an increase in average interest-earning assets, offset by a decline in the net interest margin.

The following table provides a comparative average balance sheet and net interest income analysis for the first half of 2008 as compared to the same period in 2007. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Six months ended June 30
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate	Balance	Interest (1)	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income (2)	$11,359,470	$372,875	6.60%	$10,498,962	$395,643	7.59%
Taxable investment securities (3)	2,355,791	58,089	4.91	2,081,123	46,618	4.48
Tax-exempt investment securities (3)	512,820	13,887	5.42	496,546	12,633	5.09
Equity securities (1) (3)	204,993	4,109	4.02	183,550	4,359	4.76

Total investment securities	3,073,604	76,085	4.93	2,761,219	63,610	4.61
Loans held for sale	103,577	3,187	6.16	202,826	7,077	6.98
Other interest-earning assets	21,555	320	2.96	36,756	907	4.94

Total interest-earning assets	14,558,206	452,467	6.24%	13,499,763	467,237	6.97%
Noninterest-earning assets:
Cash and due from banks	316,971			328,429
Premises and equipment	196,512			190,984
Other assets	955,629			899,499
Less: Allowance for loan losses	(112,925)			(108,321)

Total Assets	$15,914,393			$14,810,354

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$1,696,835	$7,372	0.87%	$1,667,173	$14,103	1.71%
Savings deposits	2,172,702	15,763	1.46	2,297,374	27,586	2.42
Time deposits	4,440,641	91,480	4.14	4,491,926	103,318	4.64

Total interest-bearing deposits	8,310,178	114,615	2.77	8,456,473	145,007	3.46
Short-term borrowings	2,331,153	31,216	2.66	1,397,080	33,948	4.86
FHLB advances and long-term debt	1,835,079	40,992	4.49	1,517,944	39,130	5.19

Total interest-bearing liabilities	12,476,410	186,823	3.00%	11,371,497	218,085	3.86%
Noninterest-bearing liabilities:
Demand deposits	1,639,275			1,738,799
Other	190,730			186,355

Total Liabilities	14,306,415			13,296,651
Shareholders’ equity	1,607,978			1,513,703

Total Liabilities and Shareholders’ Equity	$15,914,393			$14,810,354

Net interest income/net interest margin (FTE)		265,644	3.67%		249,152	3.72%

Tax equivalent adjustment		(7,855)			(6,469)

Net interest income		$257,789			$242,683

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	2008 vs. 2007
	Increase (decrease) due
	to change in
	Volume	Rate	Net
	(in thousands)

Interest income on:
Loans, net of unearned income	$51,157	$(73,925)	$(22,768)
Taxable investment securities	6,630	4,841	11,471
Tax-exempt investment securities	425	829	1,254
Equity securities	763	(1,013)	(250)
Loans held for sale	(3,138)	(752)	(3,890)
Other interest-earning assets	(298)	(289)	(587)

Total interest income	$55,539	$(70,309)	$(14,770)

Interest expense on:
Demand deposits	$493	$(7,224)	$(6,731)
Savings deposits	(1,420)	(10,403)	(11,823)
Time deposits	(1,143)	(10,695)	(11,838)
Short-term borrowings	25,766	(28,498)	(2,732)
FHLB advances and long-term debt	10,760	(8,898)	1,862

Total interest expense	$34,456	$(65,718)	$(31,262)

Interest income decreased $14.8 million, or 3.2%, due to a $70.3 million decrease caused by a 73 basis point reduction in average rates, offset by an $55.5 million increase in interest income realized from a $1.1 billion, or 7.8%, increase in average balances.
The increase in average interest-earning assets was due mainly to loan growth, which is summarized in the following table:

	Six months ended
	June 30		Increase (decrease)
	2008	2007	$	%
	(dollars in thousands)

Commercial — industrial, financial and agricultural	$3,491,296	$3,102,127	$389,169	12.5%
Real estate — commercial mortgage	3,622,577	3,263,376	359,201	11.0
Real estate — residential mortgage	877,853	706,199	171,654	24.3
Real estate — home equity	1,547,324	1,438,586	108,738	7.6
Real estate — construction	1,309,891	1,388,998	(79,107)	(5.7)
Consumer	424,891	511,625	(86,734)	(17.0)
Leasing and other	85,638	88,051	(2,413)	(2.7)

Total	$11,359,470	$10,498,962	$860,508	8.2%

The growth in loans during the first half of 2008 in comparison to the first half of 2007 was due to a $389.2 million, or 12.5%, increase in commercial loans and a $359.2 million, or 11.0%, increase in commercial mortgages. In both categories, the increases were primarily in floating and adjustable rate loan products. Additional growth came from residential mortgage loans, which increased $171.7 million, or 24.3%, due to increases in traditional adjustable and fixed rate products, and an increase in home equity loans of $108.7 million, or 7.6%, which was primarily due to the introduction of a new blended fixed/floating rate product in late 2007. Offsetting these increases were decreases in consumer loans of

$86.7 million, or 17.0%, and a decrease in construction loans of $79.1 million, or 5.7%. The decrease in consumer loans was due to a decrease in the indirect automobile portfolio and the sale of the credit card portfolio during the second quarter of 2008.
The average yield on loans decreased 99 basis points, or 13.0%, from 7.59% in 2007 to 6.60% in 2008. The decrease in yields reflected a lower interest rate environment, as illustrated by a lower average prime rate during the first half 2008 (5.68%) as compared to the first half of 2007 (8.25%).
Average investment securities increased $312.4 million, or 11.3%. In late 2007, the Corporation “pre-purchased” investments, based on the expected cash flows to be generated from maturing securities over an approximate six-month period. The result of this pre-purchase was a higher average investment balance for the first half of 2008. Also contributing to the increase was the sale of approximately $250 million of lower-yielding investment securities during the first quarter of 2007, which lowered the balance of average investment securities for the first half of 2007.
The average yield on investment securities increased 32 basis points, or 6.9%, from 4.61% in 2007 to 4.93% in 2008. The increase in yield was due to the systematic reinvestment of normal portfolio cash flows, primarily from shorter-duration, lower-yielding mortgage-backed securities, into a combination of higher-yielding mortgage-backed pass-through securities, conservative U.S. government issued collateralized mortgage obligations and longer-term municipal securities.
Average loans held for sale decreased $99.2 million, or 48.9%, as a result of a $399.0 million, or 43.4%, decrease in the volume of loans originated for sale in the first half 2008 as compared to the first half of 2007. The decrease was due to the Corporation’s exit from the national wholesale mortgage business, which began during 2007.
The $14.8 million decrease in interest income was more than offset by a decrease in interest expense of $31.3 million, or 14.3%. Interest expense decreased $65.7 million as a result of an 86 basis point, or 22.3%, decrease in the average cost of interest-bearing liabilities. The decrease was partially offset by a $34.5 million increase in interest expense caused by a $1.1 billion, or 9.7%, increase in average interest-bearing liabilities.
The following table summarizes the changes in average deposits, by type:

	Six months ended
	June 30		Increase (decrease)
	2008	2007	$	%
	(dollars in thousands)

Noninterest-bearing demand	$1,639,275	$1,738,799	$(99,524)	(5.7)%
Interest-bearing demand	1,696,835	1,667,173	29,662	1.8
Savings	2,172,702	2,297,374	(124,672)	(5.4)
Time deposits	4,440,641	4,491,926	(51,285)	(1.1)

Total	$9,949,453	$10,195,272	$(245,819)	(2.4)%

The Corporation experienced a net decrease in noninterest-bearing and interest-bearing demand and savings accounts of $194.5 million, or 3.4%. The decrease in non-interest bearing and savings accounts was in both business and personal accounts, while the increase in interest-bearing deposits was due to municipal accounts. The $51.3 million decrease in time deposits was due to a $138.5 million decrease in brokered certificates of deposit, offset by an $87.2 million increase in customer certificates of deposit.

As average deposits decreased, borrowings were used to provide the funding needed to support the growth in average loans and investments. The following table summarizes the changes in average borrowings, by type:

	Six months ended
	June 30		Increase (decrease)
	2008	2007	$	%
		(dollars in thousands)

Short-term borrowings:
Federal funds purchased	$1,243,980	$749,715	$494,265	65.9%
Short-term promissory notes	470,136	345,999	124,137	35.9
Customer repurchase agreements	225,006	256,170	(31,164)	(12.2)
Other short-term borrowings	392,031	45,196	346,835	767.4

Total short-term borrowings	2,331,153	1,397,080	934,073	66.9

Long-term debt:
FHLB advances	1,452,428	1,179,321	273,107	23.2
Other long-term debt	382,651	338,623	44,028	13.0

Total long-term debt	1,835,079	1,517,944	317,135	20.9

Total	$4,166,232	$2,915,024	$1,251,208	42.9%

The $934.1 million increase in short-term borrowings was mainly due to an increase in Federal funds purchased, which increased $494.3 million, and overnight FHLB advances, included within other short-term borrowings, which increased $375.1 million. The increase in long-term debt was due to an increase in FHLB advances as longer-term rates were locked and durations were extended to manage interest rate risk.

Provision for Loan Losses and Allowance for Credit Losses
The following table presents the activity in the Corporation’s allowance for credit losses:

	Six months ended
	June 30
	2008	2007
	(dollars in thousands)

Loans, net of unearned income outstanding at end of period	$11,577,495	$10,713,819

Daily average balance of loans, net of unearned income	$11,359,490	$10,498,962

Balance at beginning of period	$112,209	$106,884
Loans charged off:
Commercial — financial and agricultural	7,516	3,144
Real estate — mortgage	2,954	405
Consumer	2,747	1,635
Leasing and other	2,605	682

Total loans charged off	15,822	5,866

Recoveries of loans previously charged off:
Commercial — financial and agricultural	276	1,200
Real estate — mortgage	147	81
Consumer	718	579
Leasing and other	769	357

Total recoveries	1,910	2,217

Net loans charged off	13,912	3,649
Provision for loan losses	27,926	3,657

Balance at end of period	$126,223	$106,892

Net charge-offs to average loans (annualized)	0.24%	0.07%

The provision for loan losses for the first half of 2008 totaled $27.9 million, an increase of $24.3 million, or 663.6%, from the same period in 2007. The significant increase in the provision for loan losses was primarily related to the increase in non-performing loans and net charge-offs, which required additional allocations of the allowance for credit losses.

Other Income
The following table presents the components of other income:

	Six months ended
	June 30		Increase (decrease)
	2008	2007	$	%
		(dollars in thousands)

Service charges on deposit accounts	$29,286	$21,852	$7,434	34.0%
Other service charges and fees	17,722	15,216	2,506	16.5
Investment management and trust services	17,148	20,083	(2,935)	(14.6)
Gains on sales of mortgage loans	4,981	9,581	(4,600)	(48.0)
Other	7,184	6,927	257	3.7

Total, excluding gain on sale of credit card portfolio and investment securities(losses) gains	76,321	73,659	2,662	3.6
Gain on sale of credit card portfolio	13,910	—	13,910	N/A
Investment securities (losses) gains	(20,401)	2,411	(22,812)	(946.2)

Total	$69,830	$76,070	$(6,240)	(8.2)%

N/A	— Not applicable
Investment securities losses of $20.4 million for the first half of 2008 were primarily due to $28.3 million in charges related to financial institution stocks that were determined to be other-than-temporarily impaired, offset by $4.8 million in gains from the redemption of Class B shares in connection with Visa, Inc.’s (Visa) initial public offering and gains on the sale of MasterCard, Incorporated shares, in addition to $2.6 million of net gains on the sale of debt securities.
The $7.4 million, or 34.0%, increase in service charges on deposit accounts was due to an increase of $6.4 million, or 63.6%, in overdraft fees and a $1.0 million, or 18.0%, increase in cash management fees. The increase in overdraft fees was due to a new automated overdraft program that was introduced in November 2007. The increase in cash management fees was due to a combined increase in average customer repurchase agreements and short-term promissory notes during the first half of 2008 in comparison to the first half of 2007.
The $2.5 million, or 16.5%, increase in other service charges and fees was primarily due to an increase of $1.1 million in foreign currency processing revenue as a result of the growth of a foreign currency processing company acquired at the end of 2006. Additional increases came from debit card fees of $673,000, or 16.2%, and merchant fees of $406,000, or 11.8%, both due to transaction volume increases.
The $2.9 million, or 14.6%, decrease in investment management and trust services was due to a $2.8 million, or 39.1%, decrease in brokerage revenue. During the first quarter of 2008, the Corporation began transitioning its brokerage business from a transaction-based model to a relationship model. This transition is expected to continue through the remainder of 2008 and may have a negative impact on revenue in the short-term, but is expected to have a positive long-term impact.
The $4.6 million, or 48.0%, decrease in gains on sales of mortgage loans was primarily due to a decrease in volumes of loans sold of $506.8 million, or 60.8%, as a result of the Corporation’s exit from the national wholesale residential mortgage business at its former Resource Bank affiliate, which began during 2007.
The $257,000, or 3.7%, increase in other income was related to $1.1 million of credit card fee income generated subsequent to the sale of the Corporation’s credit card portfolio, $170,000 of net gains from the sale of three banking branches and $264,000 of gains on the sale of foreclosed real estate offset by other non-recurring income realized in 2007, including a $700,000 gain from the redemption of a partnership investment and $560,000 of gains on the sale of two banking branches.
Other Expenses
The following table presents the components of other expenses:

	Six months ended
	June 30		Increase (decrease)
	2008	2007	$	%
		(dollars in thousands)

Salaries and employee benefits	$109,476	$111,848	$(2,372)	(2.1%)
Net occupancy expense	20,762	20,150	612	3.0
Operating risk loss	15,628	10,117	5,511	54.5
Equipment expense	6,846	7,151	(305)	(4.3)
Advertising	6,424	5,399	1,025	19.0
Data processing	6,362	6,419	(57)	(0.9)
Professional fees	4,142	2,584	1,558	60.3
Telecommunications	3,959	4,173	(214)	(5.1)
Intangible amortization	3,656	4,181	(525)	(12.6)
Postage	2,911	2,771	140	5.1
Supplies	2,885	2,898	(13)	(0.5)
Other	23,345	21,321	2,024	9.5

Total	$206,396	$199,012	$7,384	3.7%

Salaries and employee benefits decreased $2.4 million, or 2.1%, with salaries increasing $190,000, or 0.2%, and benefits decreasing $2.6 million, or 11.8%.
The decrease in employee benefits was due to the curtailment of the Corporation’s defined benefit pension plan during the second quarter of 2007 and a net decrease in expense for the Corporation’s retirement plans as a result of changes in contribution formulas, which were effective January 1, 2008. Also contributing to the decrease were $1.7 million in severance expenses incurred in the first half of 2007 as a result of corporate-wide workforce management and centralization initiatives.
The increase in operating risk loss resulted from $13.2 million of charges incurred due to the Corporation’s decision to purchase illiquid ARCs from customer accounts during the second quarter of 2008, offset by a $7.4 million reduction of contingent losses related to the potential repurchase of residential mortgage and home equity loans. See Note I, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for additional details.
The $1.0 million, or 19.0%, increase in advertising expense was due to core deposit promotional campaigns. The $1.6 million, or 60.3%, increase in professional fees was primarily due to charges related to a previously disclosed special review conducted at the former Resource Bank relating to potential repurchases of previously sold mortgage loans and an increase in legal fees as a result of the increase in foreclosed real estate owned.
The $2.0 million, or 9.5%, increase in other expenses was primarily due to an increase of $2.1 million associated with the disposition and maintenance of foreclosed real estate and an increase of $912,000 in insurance premiums assessed by the FDIC. These increases were offset by the reversal of $1.4 million of litigation reserves associated with the Corporation’s share of indemnification liabilities with Visa which were no longer necessary as a result of Visa’s initial public offering during the first quarter of 2008.

Income Taxes
Income tax expense for the first half of 2008 was $26.1 million, a $9.0 million, or 25.6%, decrease from $35.1 million in 2007, due to a decrease in income before taxes. During the first half of 2008, the Corporation had two offsetting adjustments to income tax expense. In the first quarter, the reserve for unrecognized tax positions was reduced by $2.0 million as a result of a favorable tax court ruling for a similar position. In the second quarter, a $1.8 million adjustment to properly reflect deferred tax assets related to certain tax credits was recorded.
The Corporation’s effective tax rate was 28.0% in 2008, as compared to 30.2% in 2007. The effective rate is generally lower than the Federal statutory rate of 35% due mainly to investments in tax-free municipal securities and Federal tax credits from investments in low and moderate-income housing partnerships. The effective rate in 2008 is lower than 2007 as non-taxable income and tax credits had a larger impact on the effective tax rate due to a $22.8 million decrease in income before taxes.

FINANCIAL CONDITION
Total assets of the Corporation increased $135.0 million, or 0.8%, to $16.1 billion at June 30, 2008, compared to $15.9 billion at December 31, 2007.
The Corporation experienced a $373.1 million, or 3.3%, increase in loans, net of unearned income, primarily due to commercial mortgage loans, which increased $290.0 million, or 8.3%, and commercial loans, which increased $91.4 million, or 2.7%. The increase in commercial mortgage loans was primarily in adjustable and floating rate products, while the increase in commercial loans was in fixed, floating and adjustable rate products. The Corporation also had additional increases in home equity loans of $92.5 million, or 6.2%, and residential mortgages of $77.7 million, or 9.1%. Offsetting these increases were decreases in consumer loans of $138.2 million, or 27.6%, and construction loans of $46.5 million, or 3.5%, with the decrease in consumer loans occurring largely as a result of the Corporation’s sale of its credit card portfolio in the second quarter of 2008.
Investment securities decreased $446.6 million, or 14.2%, due to normal pay downs, sales and maturities exceeding purchases. Contributing to the decrease was a late 2007 pre-purchase of approximately $250 million of investment securities that was based on cash flows expected to be received in the short-term from securities. In addition, during 2008, pay downs and maturities of investment securities were not being reinvested. Finally, the Corporation sold approximately $180 million of securities at the end of the second quarter of 2008 in order to fund balance sheet growth and manage interest rate risk. The impact of the above factors was partially offset by $125.1 million of ARCs that were purchased from customers during the second quarter of 2008. See Note I, “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements for additional details.
Other assets increased $194.9 million, or 79.7%, primarily due to a $176.9 million increase in receivables for investment security sales executed prior to the end of the quarter, but not settled until after June 30, 2008. Also contributing to the increase was a $9.0 million increase due to new investments in low and moderate-income housing partnerships and a $5.3 million increase in other real estate owned.
Deposits decreased $167.3 million, or 1.7%, with decreases in time deposits of $266.9 million, or 5.9%, offset by increases in noninterest-bearing and interest-bearing demand and savings deposits of $99.6 million, or 1.8%, due primarily to increases in business accounts. The decrease in time deposits was mainly due to a $219.1 million decrease in brokered certificates of deposit, as interest rates on alternative borrowings were more attractive.
Short-term borrowings increased $113.4 million, or 4.8%, due to a $474.2 million increase in Federal funds purchased and an increase in short-term promissory notes, offset by a $400.0 million reduction in FHLB overnight advances. Long-term debt increased $177.3 million, or 10.8%, due to an increase in FHLB term advances.
Capital Resources
Total shareholders’ equity increased $18.6 million, or 1.2%, during the first half of 2008. The increase was due to net income of $67.2 million and $5.7 million in stock issuances, offset by $52.2 million in cash dividends paid to shareholders and $2.5 million in other comprehensive losses. Other comprehensive losses consisted primarily of unrealized losses on debt securities, offset by realized losses on the other-than-temporary impairment of financial institution stocks.
The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s consolidated financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of June 30, 2008, the Corporation and each of its bank subsidiaries met the minimum requirements. In addition, each of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.
The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

			Regulatory Minimum
	June 30	December 31	Capital
	2008	2007	Adequacy
Total Capital (to Risk Weighted Assets)	11.7%	11.9%	8.0%
Tier I Capital (to Risk Weighted Assets)	9.1%	9.3%	4.0%
Tier I Capital (to Average Assets)	7.4%	7.4%	3.0%
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
The Corporation’s sources and uses of cash were discussed in general terms in the net interest income section of Management’s Discussion. The consolidated statements of cash flows provide additional information. The Corporation generated $87.9 million in cash from operating activities during the first half of 2008, mainly due to net income, as adjusted for non-cash expenses such as the provision for loan losses, sales of loans held for sale and investing activity gains and losses. Investing activities resulted in a net cash outflow of $125.9 million, due to purchases of available for sale securities and net increases in loans exceeding the proceeds from the sales and maturities of available for sale securities. Cash flows provided by financing activities were $77.0 million, due primarily to proceeds from FHLB advances exceeding long-term debt repayments, a net decrease in short-term borrowings, and dividend payments.
Liquidity must also be managed at the Fulton Financial Corporation Parent Company level. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from subsidiary banks to the Parent Company in the form of loans and dividends. Generally, these limitations are based on the subsidiary banks’ regulatory capital levels and their net income. The Parent Company’s cash needs have increased in recent years, requiring additional sources of funds, including the issuance of subordinated debt and trust-preferred securities and the addition of a working capital line of credit with an unaffiliated bank.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to economic loss that arises from changes in the values of certain financial instruments. The types of market risk exposures generally faced by financial institutions include interest rate risk, equity market price risk, debt security market price risk, foreign currency risk and commodity price risk. Prior to the Corporation’s purchase of ARCs from its customers in the second quarter of 2008, only equity market price risk and interest rate risk were significant to the Corporation due to the nature of its operations. Beginning in the second quarter of 2008, debt security market price risk has become more significant to the Corporation.
Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s equity investments consist primarily of common stocks of publicly traded financial institutions, U.S. government sponsored agency stocks and money market mutual funds. The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had a cost basis of approximately $62.0 million and fair value of $53.0 million at June 30, 2008. Gross unrealized gains in this portfolio were $163,000, and gross unrealized losses were $9.2 million, at June 30, 2008.
Although the carrying value of financial institution stocks accounted for only 0.4% of the Corporation’s total assets at June 30, 2008, the Corporation has a history of realizing gains from this portfolio. However, significant declines in the values of financial institution stocks held in this portfolio have not only impacted the Corporation’s ability to realize gains on their sale, but have also resulted in significant other-than-temporary impairment charges.
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
The Corporation evaluated, based on existing accounting guidance, whether any unrealized losses on individual equity investments constituted other-than-temporary impairment, which would require a write-down through a charge to earnings. Based on the results of such evaluations, the Corporation recorded write-downs of $24.7 million and $28.3 million for specific financial institution stocks that were deemed to exhibit other-than-temporary impairment in value during the three and six months ended June 30, 2008, respectively. In addition, the Corporation recorded an other-than-temporary impairment charge of $360,000 during the second quarter of 2008 for a mutual fund investment, also categorized as an equity investment. Additional impairment charges may be necessary in the future depending upon the performance of the equity markets in general and the performance of the individual investments held by the Corporation.
In addition to the Corporation’s investment portfolio, its investment management and trust services income could be impacted by fluctuations in the securities market. A portion of this revenue is based on the value of the underlying investment portfolios. If the values of those investment portfolios decrease, whether due to factors influencing U.S. securities markets in general, or otherwise, the Corporation’s revenue could be negatively impacted. In addition, the Corporation’s ability to sell its brokerage services is dependent, in part, upon consumers’ level of confidence in the outlook for rising securities prices.
Debt Security Price Risk
Debt security market price risk is the risk that changes in the values of debt investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s debt investments consist primarily of mortgage-backed securities and collateralized mortgage obligations whose principal payments are guaranteed by U.S. government sponsored agencies, state and municipal securities, U.S. government sponsored and U.S. government debt securities and corporate debt securities. Beginning in the second quarter of 2008, the Corporation’s debt securities also included ARCs purchased from customers. Due to the current market environment, these ARCs are susceptible to any significant market price risk. At June 30, 2008, ARC securities had a cost basis of $130.5 million and fair value of $125.0 million, or 0.8% of total assets.
ARCs are long-term securities structured to allow their sale in periodic auctions, resulting in both the treatment of ARCs as short-term instruments in normal market conditions and fair values that could be derived based on periodic auction prices. However, as previously disclosed, beginning in mid-February 2008 market auctions for these securities began to fail due to an insufficient number of buyers, resulting in an illiquid market. This illiquidity has resulted in recent market prices that represent forced liquidations or distressed sales and do not provide an accurate basis for fair value. Therefore, at June 30, 2008, the fair value of the ARC securities held by the Corporation were derived using significant unobservable inputs based on an expected cash flow model which produced fair values which were materially different from those that would be expected from settlement of these investments in the illiquid market that presently exists. The expected cash flow model produced fair values which assumed a return to market liquidity sometime within the next three to five years. If liquidity does not return within a time-frame that is materially consistent with the Corporation’s assumptions, the fair value of ARCs could significantly change.
The credit quality of the underlying debt associated with the ARCs is also a factor in the determination of their estimated fair value. As of June 30, 2008, the total estimated fair value of the ARCs held by the Corporation and held within customers’ accounts was approximately $325 million, with $125.0 million held by the Corporation, as stated above. Approximately 97% of the approximately $325 million of ARCs are backed by government-backed student loans, while the remaining ARCs are backed by state and municipal securities. In relation to the ARCs that are backed by student loans, the credit ratings on approximately 80% of these issues are AAA-rated. The current illiquid market did not impact the credit risk associated with the assets underlying the ARCs, both those held by the Corporation and those that remain in customer accounts. Therefore, as of June 30, 2008, the risk of changes in the estimated fair values of ARCs due to a deterioration in the credit quality of their underlying debt instruments is not significant.
See Note J, “Fair Value Measurements”, in the Notes to Consolidated Financial Statements further discussion related to ARCs fair values.
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

	Expected Maturity Period							Estimated
	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond	Total	Fair Value

Fixed rate loans (1)	$1,130,558	$633,398	$464,256	$338,217	$271,194	$638,395	$3,476,018	$3,525,466
Average rate	5.50%	6.69%	6.68%	6.60%	6.71%	6.46%	6.25%
Floating rate loans (1) (7)	2,588,222	1,132,514	848,951	650,527	1,581,834	1,282,544	8,084,592	8,051,347
Average rate	5.79%	6.04%	6.05%	6.27%	5.29%	6.26%	5.87%

Fixed rate investments (2)	418,223	352,981	262,326	213,401	191,865	726,954	2,165,750	2,167,148
Average rate	4.47%	4.47%	4.48%	4.36%	4.90%	5.05%	4.71%
Floating rate investments (2)	115	—	133,030	—	—	275,846	408,991	382,843
Average rate	4.52%	—	6.61%	—	—	3.59%	3.59%

Other interest-earning assets	126,585	—	—	—	—	—	126,585	126,585
Average rate	5.80%	—	—	—	—	—	5.80%

Total	$4,263,703	$2,118,893	$1,708,563	$1,202,145	$2,044,893	$2,923,739	$14,261,936	$14,253,389
Average rate	5.59%	5.97%	5.98%	6.02%	5.44%	5.72%	5.73%

Fixed rate deposits (3)	$3,286,857	$510,728	$298,719	$81,274	$38,762	$53,317	$4,269,657	$4,282,214
Average rate	3.51%	3.54%	3.61%	4.31%	3.93%	2.24%	3.52%
Floating rate deposits (4)	1,665,231	265,757	265,757	250,714	242,724	2,978,354	5,668,537	5,668,536
Average rate	1.18%	0.57%	0.57%	0.51%	0.48%	0.39%	0.65%

Fixed rate borrowings (5)	81,240	425,726	338,763	102,764	5,765	508,838	1,463,096	1,358,801
Average rate	4.39%	4.78%	4.24%	4.01%	2.87%	5.54%	4.83%
Floating rate borrowings (6)	2,853,719	—	—	—	—	—	2,853,719	2,851,972
Average rate	2.02%	—	—	—	—	—	2.02%

Total	$7,887,047	$1,202,211	$903,239	$434,752	$287,251	$3,540,509	$14,255,009	$14,161,523
Average rate	2.49%	3.32%	2.95%	2.05%	0.99%	1.16%	2.21%

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments.

(2)	Amounts are based on contractual maturities; adjusted for expected prepayments on mortgage-backed securities, collateralized mortgage obligations and expected calls on agency and municipal securities.

(3)	Amounts are based on contractual maturities of time deposits.

(4)	Estimated based on history of deposit flows.

(5)	Amounts are based on contractual maturities of debt instruments, adjusted for possible calls.

(6)	Amounts include Federal Funds purchased, short-term promissory notes, floating FHLB advances and securities sold under agreements to repurchase, which mature in less than 90 days, in addition to junior subordinated deferrable interest debentures.

(7)	Line of credit amounts are based on historical cash flow assumptions, with an average life of approximately 5 years.
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

Included within the $8.1 billion of floating rate loans above are $3.3 billion of loans, or 41% of the total, that float with the prime interest rate, $1.1 billion, or 13%, of loans which float with other interest rates, primarily LIBOR, and $3.7 billion, or 46%, of adjustable rate loans. The $3.7 billion of adjustable rate loans include loans that are fixed rate instruments for a certain period of time, and then convert to floating rates. The following table presents the percentage of adjustable rate loans, stratified by their initial fixed term:

Fixed Rate Term	Percent of Total Adjustable Rate Loans
One year	34.3%
Two years	21.1
Three years	17.1
Four years	12.4
Five years	11.5
Greater than five years	3.6
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
Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into repricing periods. The sum of assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits having no contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans, mortgage-backed securities and collateralized mortgage obligations includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative six-month ratio of rate sensitive assets to rate sensitive liabilities (RSA/RSL) to a range of 0.85 to 1.15. As of June 30, 2008, the cumulative six-month ratio of RSA/RSL was 0.97.
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

The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 300 basis point downward shock scenario is not shown):

Annual change
Rate Shock	in net interest income	% Change
+300 bp	+ $12.1 million	+ 2.3%
+200 bp	+ $9.4 million	+ 1.8%
+100 bp	+ $5.4 million	+ 1.0%
-100 bp	- $6.0 million	- 1.1%
-200 bp	- $14.3 million	- 2.7%
Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point shock movement in interest rates. As of June 30, 2008, the Corporation was within policy limits for every 100 basis point shock movement in interest rates.

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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
Information responsive to this item as of June 30, 2008 appears under the heading, “Risk Factors” within the Corporation’s Form 10-K for the year ended December 31, 2007, except for the following risk factor, which has been updated.
Price fluctuations in equity markets, as well as recent market events, such as a continuation of the disruption in credit and other markets and the abnormal functioning of markets for securities, could have an impact on the Corporation’s net income.
At June 30, 2008, the Corporation’s equity investments consisted of $93.3 million of FHLB and other government agency stock, $53.0 million of stocks of other financial institutions and $11.5 million of mutual funds and other. The value of the securities in the Corporation’s equity portfolio may be affected by a number of factors, including factors that impact the performance of the U.S. securities market in general and, due to the concentration in stocks of financial institutions in the Corporation’s equity portfolio, specific risks associated with that sector. Historically, gains on sales of stocks of other financial institutions have been a recurring component of the Corporation’s earnings. However, general economic conditions and uncertainty surrounding the financial institution sector as a whole has impacted the value of these securities, as shown by $9.0 million of net unrealized losses as of June 30, 2008. Further declines in bank stock values may impact the Corporation’s ability to realize gains in the future and could result in other-than-temporary impairment charges, as reflected by the $28.3 million of impairment charges recorded during the first half of 2008.
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
Recent developments in the market for student loan auction rate securities (also known as “auction rate certificates” or “ARCs”) resulted in the Corporation recording charges of $13.2 million, recorded as a component of operating risk loss on the consolidated statements of income, during the second quarter of 2008.
The Corporation’s trust company subsidiary, Fulton Financial Advisors, N.A. (FFA), holds ARCs for some of its customers’ accounts. ARCs are one of several types of securities utilized by FFA as short-term investment vehicles for its customers. ARCs are long-term securities structured to allow their sale in periodic auctions, resulting in the treatment of ARCs as short-term instruments in normal market conditions. However, in mid-February, 2008, market auctions for ARCs began to fail due to an insufficient number of buyers; these market failures were the first widespread and continuing failures in the over 20-year history of the auction rate securities markets. As a result, although the credit quality of ARCs has not been impacted, ARCs are currently not liquid investments for their holders, including FFA’s customers. It is unclear when liquidity will return to this market. Federal legislation was recently enacted which is designed to ensure continued availability of access to federal student loan programs to students and families. On May 21, 2008, the U.S. Department of Education announced preliminary plans for implementing the legislation, which focused on providing funding to student loan lenders for student loans for school year 2008-09. Although the announcement includes a commitment to explore programs to reengage the capital markets, it does not provide a specific solution that appears likely to return, in the near term, liquidity for the currently outstanding ARCs, including ARCs held in FFA customer portfolios.
FFA has agreed to purchase ARCs from customer accounts upon notification from customers that they have liquidity needs or otherwise desire to liquidate their holdings. Specifically, FFA will purchase customer ARCs at par value with a concurrent interest adjustment, which would position customers as if they had owned 90-day U.S. Treasury bills instead of ARCs.
Management believes that the financial guarantee liability recorded as of June 30, 2008 is adequate. Future purchases of ARCs, changes in their estimated fair value or changes in the likelihood of their purchase could require the Corporation to make adjustments to the amount of the liability and have a material impact on the Corporation’s net income.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities and Use of Proceeds
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of the Corporation was held April 25, 2008. There were 173,649,344 shares of common stock entitled to vote at the meeting and a total of 141,947,516 shares, or 81.7%, were represented at the meeting. At the annual meeting, the following individuals were elected to the Board of Directors:

Nominee	Term	For	Withheld

John M. Bond, Jr.	3 Years	137,166,104	4,781,412
Dana A. Chryst	2 Years	137,385,754	4,561,762
Patrick J. Freer	3 Years	137,054,589	4,892,928
Carolyn R. Holleran	3 Years	137,134,978	4,812,539
Donald W. Lesher, Jr.	3 Years	137,024,278	4,923,238
Abraham S. Opatut	3 Years	137,139,270	4,808,247
Gary A. Stewart	3 Years	137,005,624	4,941,893
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

FULTON FINANCIAL CORPORATION
Date: August 11, 2008	/s/ R. Scott Smith, Jr.
R. Scott Smith, Jr.
Chairman, Chief Executive Officer and President

Date: August 11, 2008	/s/ Charles J. Nugent
Charles J. Nugent
Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibits Required Pursuant
to Item 601 of Regulation S-K

10.1	Credit Card Account Purchase Agreement dated April 15, 2008, between U.S. Bank National Association ND, d/b/a Elan Financial Services (“Purchaser”) and Delaware National Bank, a national association (“Seller”) — filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.