Form 10-Q
period 2008-09-30
FULTON FINANCIAL CORP
filed 2008-11-10
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008, or

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
Common Stock, $2.50 Par Value – 174,981,000 shares outstanding as of October 31, 2008.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008

Item 1. Financial Statements
FULTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share data)

	September 30
	2008	December 31
	(unaudited)	2007
ASSETS
Cash and due from banks	$315,841	$381,283
Interest-bearing deposits with other banks	11,819	11,330
Federal funds sold	38,370	9,823
Loans held for sale	71,090	103,984
Investment securities:
Held to maturity (estimated fair value of $9,926 in 2008 and $10,399 in 2007)	9,823	10,285
Available for sale	2,796,712	3,143,267

Loans, net of unearned income	11,823,529	11,204,424
Less: Allowance for loan losses	(136,988)	(107,547)

Net Loans	11,686,541	11,096,877

Premises and equipment	199,464	193,296
Accrued interest receivable	62,018	73,435
Goodwill	624,410	624,072
Intangible assets	25,225	30,836
Other assets	294,832	244,610

Total Assets	$16,136,145	$15,923,098

LIABILITIES
Deposits:
Noninterest-bearing	$1,690,499	$1,722,211
Interest-bearing	8,226,056	8,383,234

Total Deposits	9,916,555	10,105,445

Short-term borrowings:
Federal funds purchased	1,326,873	1,057,335
Other short-term borrowings	1,263,093	1,326,609

Total Short-Term Borrowings	2,589,966	2,383,944

Accrued interest payable	47,950	69,238
Other liabilities	157,875	147,418
Federal Home Loan Bank advances and long-term debt	1,819,889	1,642,133

Total Liabilities	14,532,235	14,348,178

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 192.3 million shares issued in 2008 and 191.8 million shares issued in 2007	480,810	479,559
Additional paid-in capital	1,253,851	1,254,369
Retained earnings	159,320	141,993
Accumulated other comprehensive loss	(21,262)	(21,773)
Treasury stock, 17.6 million shares in 2008 and 18.3 million shares in 2007, at cost	(268,809)	(279,228)

Total Shareholders’ Equity	1,603,910	1,574,920

Total Liabilities and Shareholders’ Equity	$16,136,145	$15,923,098

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per-share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
INTEREST INCOME

Loans, including fees	$180,170	$204,580	$550,477	$598,130
Investment securities:
Taxable	26,025	24,583	84,114	71,201
Tax-exempt	4,513	4,388	13,540	13,069
Dividends	1,421	2,063	5,103	5,998
Loans held for sale	1,539	2,694	4,727	9,771
Other interest income	141	432	460	1,339

Total Interest Income	213,809	238,740	658,421	699,508

INTEREST EXPENSE

Deposits	47,192	76,403	161,807	221,410
Short-term borrowings	12,877	17,786	44,093	51,734
Long-term debt	19,722	22,141	60,714	61,271

Total Interest Expense	79,791	116,330	266,614	334,415

Net Interest Income	134,018	122,410	391,807	365,093
Provision for loan losses	26,700	4,606	54,626	8,263

Net Interest Income After Provision for Loan Losses	107,318	117,804	337,181	356,830

OTHER INCOME
Service charges on deposit accounts	16,177	11,293	45,463	33,145
Other service charges and fees	9,598	8,530	27,320	23,746
Investment management and trust services	8,045	9,291	25,193	29,374
Gains on sales of mortgage loans	2,266	2,532	7,247	12,113
Gain on sale of credit card portfolio	—	—	13,910	—
Investment securities (losses) gains	(9,501)	(134)	(29,902)	2,277
Other	4,030	5,231	11,214	12,158

Total Other Income	30,615	36,743	100,445	112,813

OTHER EXPENSES
Salaries and employee benefits	55,310	52,505	164,786	164,353
Net occupancy expense	10,237	9,813	30,999	29,963
Operating risk loss	3,480	16,345	19,108	26,462
Data processing	3,242	3,131	9,604	9,550
Advertising	3,097	2,470	9,521	7,869
Equipment expense	3,061	3,438	9,907	10,589
Intangible amortization	1,730	1,995	5,386	6,176
Other	18,998	18,299	56,240	52,046

Total Other Expenses	99,155	107,996	305,551	307,008

Income Before Income Taxes	38,778	46,551	132,075	162,635
Income taxes	9,702	12,985	35,825	48,096

Net Income	$29,076	$33,566	$96,250	$114,539

PER-SHARE DATA:
Net income (basic)	$0.17	$0.19	$0.55	$0.66
Net income (diluted)	0.17	0.19	0.55	0.66
Cash dividends	0.150	0.150	0.450	0.448
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(in thousands)

					Accumulated
	Number of		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2007	173,503	$479,559	$1,254,369	$141,993	$(21,773)	$(279,228)	$1,574,920
Comprehensive income:
Net income				96,250			96,250
Other comprehensive income					511		511

Total comprehensive income							96,761

Stock issued, including related tax benefits	1,184	1,251	(2,189)			10,419	9,481
Stock-based compensation awards			1,671				1,671
Impact of pension plan measurement date change (net of $23,000 tax effect)				43			43
Cumulative effect of EITF 06-4 adoption				(677)			(677)
Cash dividends — $0.450 per share				(78,289)			(78,289)

Balance at September 30, 2008	174,687	$480,810	$1,253,851	$159,320	$(21,262)	$(268,809)	$1,603,910

Balance at December 31, 2006	173,648	$476,987	$1,246,823	$92,592	$(39,091)	$(261,001)	$1,516,310
Comprehensive income:
Net income				114,539			114,539
Other comprehensive income					10,046		10,046

Total comprehensive income							124,585

Stock issued, including related tax benefits	920	2,298	4,383				6,681
Stock-based compensation awards			2,069				2,069
Cumulative effect of FIN 48 adoption				220			220
Acquisition of treasury stock	(1,174)					(18,227)	(18,227)
Cash dividends — $0.448 per share				(77,518)			(77,518)

Balance at September 30, 2007	173,394	$479,285	$1,253,275	$129,833	$(29,045)	$(279,228)	$1,554,120

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$96,250	$114,539
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	54,626	8,263
Depreciation and amortization of premises and equipment	14,776	14,801
Net amortization of investment security premiums	372	1,726
Gain on sale of credit card portfolio	(13,910)	—
Investment securities losses (gains)	29,902	(2,277)
Net decrease in loans held for sale	17,396	92,314
Amortization of intangible assets	5,386	6,176
Stock-based compensation expense	1,671	2,069
Excess tax benefits from stock-based compensation expense	(20)	(111)
Decrease (increase) in accrued interest receivable	11,417	(2,102)
(Increase) decrease in other assets	(12,274)	8,940
(Decrease) increase in accrued interest payable	(21,288)	9,373
Decrease in other liabilities	(17,279)	(10,858)

Total adjustments	70,775	128,314

Net cash provided by operating activities	167,025	242,853

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	662,993	314,979
Proceeds from maturities of securities held to maturity	5,273	2,774
Proceeds from maturities of securities available for sale	546,407	366,308
Proceeds from sale of credit card portfolio	100,516	—
Purchase of securities held to maturity	(4,813)	(1,986)
Purchase of securities available for sale	(903,817)	(739,377)
(Increase) decrease in short-term investments	(29,036)	8,515
Net increase in loans	(715,219)	(589,419)
Net purchases of premises and equipment	(20,944)	(13,492)

Net cash used in investing activities	(358,640)	(651,698)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand and savings deposits	(21,071)	(171,584)
Net (decrease) increase in time deposits	(167,819)	230,301
Additions to long-term debt	344,690	723,633
Repayments of long-term debt	(166,934)	(394,801)
Increase in short-term borrowings	206,022	92,243
Dividends paid	(78,196)	(77,113)
Net proceeds from issuance of stock	9,461	6,570
Excess tax benefits from stock-based compensation expense	20	111
Acquisition of treasury stock	—	(18,227)

Net cash provided by financing activities	126,173	391,133

Net Decrease in Cash and Due From Banks	(65,442)	(17,712)
Cash and Due From Banks at Beginning of Year	381,283	355,018

Cash and Due From Banks at End of Year	$315,841	$337,306

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$287,902	$325,042
Income taxes	67,264	52,355
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A – Basis of Presentation
The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the Corporation) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
		(in thousands)
Weighted average shares outstanding (basic)	174,463	173,304	174,017	173,254
Impact of common stock equivalents	449	1,066	534	1,239

Weighted average shares outstanding (diluted)	174,912	174,370	174,551	174,493

Stock options excluded from the earnings per share computation as their effect would have been anti-dilutive	5,560	4,429	5,261	3,988

     The following table presents the components of other comprehensive income (loss):

	Nine months ended
	September 30
	2008	2007
	(in thousands)
Unrealized (loss) gain on securities (net of $11.9 million and $1.3 million tax effect in 2008 and 2007, respectively)	$(22,118)	$2,416
Unrealized gain (loss) on derivative financial instruments (net of $55,000 and $29,000 tax effect in 2008 and 2007, respectively)	102	(53)
Reclassification adjustment for securities losses (gains) included in net income (net of $12.1 million tax benefit in 2008 and $797,000 tax expense in 2007)	22,527	(1,480)
Defined benefit pension plan curtailment (net of $4.9 million tax effect in 2007)	—	9,122
Amortization of unrecognized pension and postretirement costs (net of $22,000 tax effect in 2007)	—	41

Other comprehensive income	$511	$10,046

NOTE C – INVESTMENT SECURITIES
The following tables present the amortized cost and estimated fair values of investment securities:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Held to Maturity at September 30, 2008	Cost	Gains	Losses	Value
	(in thousands)
U.S. Government sponsored agency securities	$6,720	$22	$—	$6,742
State and municipal securities	912	4	—	916
Corporate debt securities	25	—	—	25
Mortgage-backed securities	2,166	77	—	2,243

	$9,823	$103	$—	$9,926

Available for Sale at September 30, 2008

Equity securities	$171,944	$4,842	$(5,737)	$171,049
U.S. Government securities	14,585	59	—	14,644
U.S. Government sponsored agency securities	76,952	1,632	(10)	78,574
State and municipal securities	519,718	1,681	(9,520)	511,879
Corporate debt securities	173,057	681	(41,855)	131,883
Collateralized mortgage obligations	521,489	15,358	(107)	536,740
Mortgage-backed securities	1,191,267	10,755	(3,160)	1,198,862
Auction rate securities (1)	157,011	—	(3,930)	153,081

	$2,826,023	$35,008	$(64,319)	$2,796,712

(1)	See Note I, “Commitments and Contingencies” for additional details related to auction rate securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Held to Maturity at December 31, 2007	Cost	Gains	Losses	Value
	(in thousands)
U.S. Government sponsored agency securities	$6,478	$33	$—	$6,511
State and municipal securities	1,120	7	—	1,127
Corporate debt securities	25	—	—	25
Mortgage-backed securities	2,662	74	—	2,736

	$10,285	$114	$—	$10,399

Available for Sale at December 31, 2007

Equity securities	$215,177	$282	$(23,734)	$191,725
U.S. Government securities	14,489	47	—	14,536
U.S. Government sponsored agency securities	200,899	1,658	(34)	202,523
State and municipal securities	520,670	2,488	(1,620)	521,538
Corporate debt securities	172,907	1,259	(8,184)	165,982
Collateralized mortgage obligations	588,848	6,604	(677)	594,775
Mortgage-backed securities	1,460,219	6,167	(14,198)	1,452,188

	$3,173,209	$18,505	$(48,447)	$3,143,267

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2008:

	Less Than 12 months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(in thousands)
U.S. Government sponsored agency securities	$1,344	$(1)	$528	$(9)	$1,872	$(10)
State and municipal securities	198,135	(9,497)	3,587	(23)	201,722	(9,520)
Corporate debt securities	87,817	(29,246)	28,596	(12,609)	116,413	(41,855)
Collateralized mortgage obligations	24,099	(107)	10	—	24,109	(107)
Mortgage-backed securities	324,071	(2,000)	99,041	(1,160)	423,112	(3,160)
Auction rate securities (1)	152,986	(3,930)	—	—	152,986	(3,930)

Total debt securities	788,452	(44,781)	131,762	(13,801)	920,214	(58,582)
Equity securities	23,690	(4,674)	4,010	(1,063)	27,700	(5,737)

	$812,142	$(49,455)	$135,772	$(14,864)	$947,914	$(64,319)

(1)	See Note I, “Commitments and Contingencies” for additional details related to auction rate securities.
As of September 30, 2008, the unrealized losses on the Corporation’s investments in corporate debt securities were caused by decreases in the estimated fair values of investments in single-issuer and pooled trust preferred securities and subordinated debt issued by financial institutions. The unrealized losses on mortgage-backed securities and collateralized mortgage obligations were the result of increases in U.S. Treasury yields at terms that were consistent with the terms of the investments held by the Corporation. The unrealized losses on equity securities in the above table were due to decreases in the values of stocks of financial institutions.

The Corporation evaluates whether unrealized losses on investment securities indicate other-than-temporary impairment. Based upon this evaluation, losses of $10.7 million and $39.3 million were recognized during the three and nine months ended September 30, 2008, respectively, for the other-than-temporary impairment of investment securities.
The following table presents other-than-temporary impairment charges, included within “Investment securities (losses) gains” on the consolidated statements of income, by investment security type:

	September 30, 2008
	Three months	Nine months
	ended	ended
	(in thousands)
Financial institution stocks	$2,021	$30,250
Government sponsored agency stock	356	356
Mutual funds	460	820

Total Equity securities charges	2,837	31,426

Bank-issued subordinated debt	4,855	4,855
Pooled trust preferred security	2,990	2,990

Total Debt securities charges	7,845	7,845

Total other-than-temporary impairment charges	$10,682	$39,271

During the three and nine months ended September 30, 2007, the Corporation recognized losses of $117,000 for the other-than-temporary impairment of financial institutions stocks. There were no other-than-temporary impairment charges recorded for debt securities during the three and nine months ended September 30, 2007.
Beginning in 2007 and continuing through the third quarter of 2008, the values of financial institution stocks, including those held by the Corporation, declined significantly. The other-than-temporary impairment charges of $2.0 million and $30.3 million for the three and nine months ended September 30, 2008 were due to the increasing severity and duration of the decline in fair values of the stocks written down. These factors, in conjunction with management’s evaluation of the near-term prospects of each specific issuer, resulted in the charges recognized during the current year. As of September 30, 2008, after other-than-temporary impairment charges, the financial institution stock portfolio had a cost basis of $55.2 million and a fair value of $54.3 million.
In addition to financial institution stocks, the Corporation recorded other-than-temporary impairment charges on other equity securities of $816,000 and $1.2 million for the three and nine months ended September 30, 2008. The charges included a write-down for the Corporation’s entire investment in the stock of government sponsored agencies.
As noted above, the unrealized losses on the Corporation’s investments in debt securities were caused by decreases in the estimated fair values of investments in single-issuer and pooled trust preferred securities and subordinated debt securities issued by financial institutions. As with equity securities issued by financial institutions, the estimated fair value of debt securities issued by financial institutions has also declined significantly during 2008. The $4.9 million other-than-temporary impairment charge for bank-issued subordinated debt was related to an investment in a financial institution which failed during the third quarter of 2008. The $3.0 million other-than-temporary impairment charge for a pooled trust preferred security was due to management’s assessment that the expected cash flows from this investment would not exceed its amortized cost.

The following table presents the amortized cost and estimated fair values of corporate debt securities issued by financial institutions:

	September 30, 2008		December 31, 2007
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
		(in thousands)
Single-issuer trust preferred securities (1)	$97,870	$74,512	$96,781	$92,515
Subordinated debt	40,009	31,666	37,886	36,760
Pooled trust preferred securities	32,220	22,749	35,271	33,743

Total corporate debt securities issued by financial institutions	$170,099	$128,927	$169,938	$163,018

(1)	Single-issuer trust preferred securities with estimated fair values totaling $8.9 million as of September 30, 2008 are classified as Level 3 assets. See Note J, “Fair Value Measurements” for additional details.
Based on management’s other-than-temporary impairment evaluations and the Corporation’s ability and intent to hold these investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider these investments to be other-than-temporarily impaired as of September 30, 2008.
In relation to the Corporation’s investments in mortgage-backed securities and collateralized mortgage obligations, the contractual terms of those investments generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the decline in market value for mortgage-backed securities and collateralized mortgage obligations held by the Corporation are attributable to changes in interest rates and not credit quality, and because the Corporation has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2008.
NOTE D – Sale of Credit Card Portfolio
In April 2008, the Corporation sold its approximately $87.0 million credit card portfolio to U.S. Bank National Association ND, d/b/a Elan Financial Services (Elan). As a result of this sale, the Corporation recorded a $13.9 million gain.
Under a separate agreement with Elan, the Corporation provides ongoing marketing services on behalf of Elan and receives fee income for each new account originated and a percentage of the revenue earned on both new accounts and accounts sold. During the three and nine months ended September 30, 2008, the Corporation recorded $1.3 million and $2.4 million, respectively, of credit card fee income, included within other income on the consolidated statements of income, in connection with this agreement.
NOTE E – Income Taxes
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
As of September 30, 2008 and 2007, the Corporation had total reserves for unrecognized income tax positions of $2.8 million and $4.1 million, respectively, all of which, if recognized, would impact the effective tax rate. Also as of September 30, 2008 and 2007, the Corporation had $807,000 and $1.4 million, respectively, in accrued interest payable related to such unrecognized positions. The Corporation recognizes interest accrued related to unrecognized income tax positions as a component of income tax expense. Penalties, if incurred, would also be recognized in income tax expense.
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
The Corporation, or one of its subsidiaries, files income tax returns in the U.S. Federal jurisdiction, and various states. In many cases, unrecognized income tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. With few exceptions, the Corporation is no longer subject to U.S. Federal, state and local examinations by tax authorities for years before 2005.
NOTE F – Stock-Based Compensation
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
The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
		(in thousands)
Stock-based compensation expense	$606	$811	$1,671	$2,069
Tax benefit	(108)	(130)	(234)	(310)

Stock-based compensation expense, net of tax	$498	$681	$1,437	$1,759

Under the Option Plans, stock options and restricted stock are granted to key employees at option prices equal to the fair market value of the Corporation’s stock on the date of grant, with stock options having terms of up to ten years. Stock options and restricted stock are typically granted annually on July 1st and become fully vested after a three-year vesting period. Certain events, as specified in the Option Plans and agreements, would result in the acceleration of the vesting period. As of September 30, 2008, there were 13.6 million shares reserved for future grants through 2013. On July 1, 2008, the Corporation granted approximately 358,000 stock options and 45,000 shares of restricted stock under its Option Plans.
NOTE G – Employee Benefit Plans
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
The net periodic benefit cost for the Corporation’s Pension Plan and Postretirement Plan, as determined by consulting actuaries, consisted of the following components for the three and nine-month periods ended September 30:

	Pension Plan
	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
		(in thousands)
Service cost (1)	$36	$394	$110	$1,508
Interest cost	816	769	2,448	2,515
Expected return on plan assets	(918)	(901)	(2,754)	(3,018)
Net amortization and deferral	—	—	—	233
Curtailment loss	—	—	—	58

Net periodic benefit (income) cost	$(66)	$262	$(196)	$1,296

(1)	The Pension Plan service cost recorded for the three and nine months ended September 30, 2008 was related to administrative costs associated with the plan and not due to the accrual of additional participant benefits.

	Postretirement Plan
	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
		(in thousands)
Service cost	$132	$138	$390	$367
Interest cost	184	182	538	483
Expected return on plan assets	(1)	(2)	(4)	(4)
Net amortization and deferral	—	(57)	—	(170)

Net periodic benefit cost	$315	$261	$924	$676

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
NOTE H – Derivative Financial Instruments
Interest Rate Swaps
As of September 30, 2008, interest rate swaps with a notional amount of $18.0 million were used to hedge certain long-term fixed rate certificates of deposit. The terms of the certificates of deposit and the interest rate swaps are similar and were committed to simultaneously. Under the terms of the swap agreements, the Corporation is the fixed rate receiver and the floating rate payer (generally tied to the three-month London Interbank Offering Rate, or LIBOR, a common index used for setting rates between financial institutions). The interest rate swaps and the certificates of deposit are recorded at fair value, with changes in the fair values during the period recorded to other expense. For the three and nine months ended September 30, 2008, the net impact of the change in fair values of the interest rate swaps and the certificates of deposit was insignificant. For the three and nine months ended September 30, 2007, the net impact of the change in fair values of the interest rate swaps and certificates of deposit, recorded in other expenses, were $10,000 and $251,000, respectively.
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
NOTE I – Commitments and Contingencies
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
The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	September 30
	2008	2007
	(in thousands)
Commitments to extend credit	$3,810,535	$4,430,940
Standby letters of credit	778,811	727,171
Commercial letters of credit	35,605	26,208
As of September 30, 2008, the reserve for unfunded lending commitments, included in other liabilities on the consolidated balance sheets, was $4.8 million. Prior to December 31, 2007, the reserve for unfunded lending commitments was included as a component of the allowance for loan losses. As of December 31, 2007, the Corporation reclassified the reserve for unfunded lending commitments to other liabilities. Prior periods were not reclassified.
Auction Rate Securities
During 2008, developments in the market for student loan auction rate securities, also known as auction rate certificates (ARCs), resulted in the Corporation recording charges of $2.7 million and $15.9 million for the three and nine months ended September 30, 2008, respectively.
The Corporation’s trust company subsidiary, Fulton Financial Advisors, N.A. (FFA), holds ARCs for some of its customers’ accounts. ARCs are one of several types of securities that were previously utilized by FFA as short-term investment vehicles for its customers. ARCs are long-term securities structured to allow their sale in periodic auctions, giving the securities some of the characteristics of short-term instruments in normal market conditions. However, in mid-February, 2008, market auctions for ARCs began to fail due to an insufficient number of buyers; these market failures were the first widespread and continuing failures in the over 20-year history of the auction rate securities markets. As a result, although the credit quality of ARCs has not been impacted, ARCs are currently not liquid investments for their holders, including FFA’s customers. It is unclear when liquidity will return to this market.
FFA has agreed to purchase ARCs from customer accounts upon notification from customers that they have liquidity needs or otherwise desire to liquidate their holdings. FFA will generally purchase customer ARCs at par value with an interest adjustment, which would position customers as if they had owned 90-day U.S. Treasury bills instead of ARCs. The guarantee was recorded as a liability in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including

Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”, and carried at estimated fair value with a corresponding pre-tax charge to earnings both upon the initial establishment of the guarantee and upon changes in its estimated fair value. The estimated fair value of the guarantee was determined based on the difference between the fair value of the underlying ARCs, assuming that all ARCs held in customer accounts would be purchased, and their estimated purchase price. The Corporation determined the fair value of the ARCs held by customers based on independent third-party valuations. See Note J, “Fair Value Measurements” for additional details related to the Corporation’s determination of fair value.
The following table presents the change in the ARC investment balances held by customers and the related financial guarantee liability, recorded within other liabilities on the Corporation’s consolidated balance sheet, since establishment of the Corporation’s financial guarantee liability during the second quarter of 2008:

	Nine months ended
	September 30, 2008
	ARCs Held by	Financial
	Customers, at	Guarantee
	Par Value	Liability
	(in thousands)
Upon establishment of financial guarantee	$332,715	$(13,200)
Purchases of ARCs	(166,765)	7,138
Redemptions of ARCs	(360)	—
Estimated fair value adjustment charged to expense	—	(2,660)

Balance at September 30, 2008	$165,590	$(8,772)

During the three and nine months ended September 30, 2008, the Corporation purchased ARCs with a par value of $34.2 million and $166.8 million, respectively, from customers. The cost of the ARCs purchased, net of interest adjustments, during the three and nine months ended September 30, 2008 was approximately $33.8 million and $164.4 million, respectively. Upon purchase, the Corporation recorded the ARCs as available for sale investment securities at their estimated fair value. During the three and nine months ended September 30, 2008, the financial guarantee liability was reduced by an amount equal to the difference between the purchase price of the ARCs and their estimated fair value, or $1.5 million and $7.1 million, respectively.
Management believes that the financial guarantee liability recorded as of September 30, 2008 is adequate. Future purchases of ARCs, changes in their estimated fair value or changes in the likelihood of their purchase from customers could require the Corporation to make adjustments to the liability.
Residential Lending Contingencies
Residential mortgages are originated and sold by the Corporation through Fulton Mortgage Company (Fulton Mortgage), which is a division of each of the Corporation’s subsidiary banks, and The Columbia Bank, which maintains its own mortgage lending operations. The loans originated and sold through these channels are predominately “prime” loans that conform to published standards of government sponsored agencies. Prior to 2008, the Corporation’s Resource Bank affiliate operated a significant national wholesale mortgage lending operation from the time the Corporation acquired Resource Bank in 2004 through 2007. In the first quarter of 2008, the Corporation merged Resource Bank into its Fulton Bank affiliate.
For the year ended December 31, 2007, the Corporation recorded $25.1 million of charges related to actual and potential repurchases of residential mortgage loans and home equity loans which were originated and sold to secondary market investors by the former Resource Bank’s mortgage division, Resource Mortgage. Of the $25.1 million charge, $16.0 million and $24.9 million were recorded during the three and nine months ended September 30, 2007, respectively. Resource Mortgage’s national wholesale mortgage lending operation originated loans that were sold under various investor programs, including some that allowed for reduced documentation and/or no verification of certain borrower qualifications, such as income or assets.
The Corporation reduced its residential mortgage lending risk by exiting from the national wholesale mortgage business at Resource Mortgage, where the majority of the repurchased loans were originated. During the three and nine months ended September 30, 2008, the Corporation recorded $500,000 and $2.0 million, respectively, of additional charges related to actual and potential repurchases of residential mortgage and home equity loans, and continued to evaluate and address the loans repurchased from investors from the prior year. The charges incurred in 2008 were for mortgages originated in prior years that could potentially be repurchased.
The following table presents a summary of the approximate principal balances and related reserves/write-downs recognized on the Corporation’s consolidated balance sheet, by general category:

	September 30, 2008
		Reserves/
	Principal	Write-downs
	(in thousands)
Outstanding repurchase requests (1) (2)	$9,900	$(4,290)
No repurchase request received – sold loans with identified potential misrepresentations of borrower information (1) (2)	12,300	(3,710)
Repurchased loans (3)	11,544	(1,850)
Foreclosed real estate (OREO) (4)	17,350	—

Total reserves/write-downs at September 30, 2008		$(9,850)

(1)	Principal balances had not been repurchased and, therefore, are not included on the consolidated balance sheet as of September 30, 2008.

(2)	Reserve balance included as a component of other liabilities on the consolidated balance sheet as of September 30, 2008.

(3)	Principal balances, net of write-downs, are included as a component of loans, net of unearned income on the consolidated balance sheet as of September 30, 2008.

(4)	OREO is written down to its estimated fair value upon transfer from loans receivable.
The following presents the change in the reserve/write-down balances:

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
		(in thousands)
Total reserves/write-downs, beginning of period	$17,460	$7,920	$18,620	$500
Additional charges to expense	500	16,040	2,000	24,940
Charge-offs	(8,110)	(4,190)	(10,770)	(5,670)

Total reserves/write-downs, end of period	$9,850	$19,770	$9,850	$19,770

During the third quarter of 2008, the Corporation entered into settlement agreements with certain secondary market investors. In total, the Corporation agreed to pay these investors $8.3 million in settlement of outstanding repurchase requests and other potential claims, subject to certain conditions. The result of these settlements was a reduction of the Corporation’s exposure to previously sold loans totaling $16.1 million and a reduction of the reserves for repurchases of $7.7 million.
Management believes that the reserves recorded as of September 30, 2008 are adequate for the known potential repurchases. However, continued declines in collateral values or the identification of additional loans to be repurchased could necessitate additional reserves in the future.

NOTE J – FAIR VALUE MEASUREMENTS
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
In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delayed the effective date of Statement 157 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis, until fiscal years beginning after November 15, 2008, or January 1, 2009 for the Corporation. In accordance with FSP 157-2, the Corporation did not apply the provisions of Statement 157 for the following nonfinancial assets and liabilities, which are not measured at fair value on a nonrecurring basis: loans, deposits and borrowings acquired in prior years’ business combinations, other intangible assets initially measured at fair value upon acquisition and reporting units tested annually for goodwill impairment under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. The application of FSP 157-2 for these nonfinancial assets and liabilities is not expected to have an impact on their reported values.
In October 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of Statement 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance for the Corporation.

Items Measured at Fair Value on a Recurring Basis
The Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheet as of September 30, 2008 were as follows:

	Level 1	Level 2	Level 3	Total
		(in thousands)
Available for sale investment securities	$57,965	$2,447,898	$184,735	$2,690,598
Other financial assets	9,711	—	—	9,711

Total assets	$67,676	$2,447,898	$184,735	$2,700,309

Certificates of deposit	$—	$13,809	$—	$13,809
Other financial liabilities	9,711	(150)	8,722	18,283

Total liabilities	$9,711	$13,659	$8,722	$32,092

The valuation techniques used to measure fair value for the items in the table above are as follows:
•	Available for sale investment securities – Included within this asset category are both equity and debt securities. Equity securities consisting of stocks of financial institutions and mutual funds are listed as Level 1 assets, measured at fair value based on quoted prices for identical securities in active markets. Debt securities, excluding ARCs and certain single-issuer and pooled trust preferred securities, are classified as Level 2 assets and consist of: U.S. government and U.S. government sponsored securities, state and municipal securities, corporate debt securities, collateralized mortgage obligations and mortgage-backed securities. Fair values are determined by a third party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. See Note C, “Investment Securities” for additional details related to the Corporation’s available for sale investment securities.

ARCs, as discussed in Note I, “Commitments and Contingencies”, are classified as Level 3 assets and measured at fair value based on an independent third-party valuation. All ARCs held by the Corporation were acquired during 2008. Due to their illiquidity, ARCs were valued through the use of an expected cash flows model. The assumptions used in preparing the expected cash flow model include estimates for coupon rates, a time to maturity and market rates of return.

As of September 30, 2008, the Corporation transferred pooled trust-preferred debt securities and certain single-issuer trust preferred securities, for which no current market exists, to Level 3 assets based on guidance provided within FSP 157-3. Prior to September 30, 2008, these securities were presented as Level 2 assets. As of September 30, 2008, the fair values of pooled-trust preferred debt securities were determined through the use of a discounted cash flow model which applied a credit and liquidity adjusted discount rate to expected cash flows for the securities. The fair values of single-issuer trust preferred securities included within Level 3 assets were determined based on quotes provided by third party brokers who determined fair values based predominantly on internal valuation models and were not indicative prices or binding offers.

Restricted equity securities totaling $106.1 million, issued by the Federal Home Loan Bank and Federal Reserve Bank, have been excluded from the above table.

•	Other financial assets – Included within this asset category are Level 1 assets, consisting of mutual funds that are held in trust for employee deferred compensation plans and measured at fair value based on quoted prices for identical securities in active markets. The Corporation maintains a separate Level 1 deferred compensation liability of the same amount, included within the “Other financial liabilities” category above, which represents the amounts due to employees under these deferred compensation plans.

•	Certificates of deposit – This category consists of hedged long-term fixed rate certificates of deposit accounted for under Statement 159. The certificates of deposit and their associated interest rate swaps, included within the “Other financial liabilities” category, are measured at fair value through the use of a model-based approach which utilizes market prices for similar instruments in addition to using market-corroborated means, such as interest rates. See Note H, “Derivative Financial Instruments” for additional information.

•	Other financial liabilities – Included within this category are the following liabilities: employee deferred compensation liabilities, described under the heading “Other financial assets” above and included as Level 1 liabilities; interest rate swaps that hedge the aforementioned certificates of deposit, categorized as Level 2 liabilities; and financial guarantees associated with the Corporation’s commitment to purchase ARCs held within customer accounts, categorized as Level 3 liabilities.

The fair value of the financial guarantee liability associated with ARCs held by the Corporation’s customers was determined using the same methods as the ARCs held by the Corporation and described under the heading “Available for sale investment securities” above. This liability was initially recorded during 2008. See Note I, “Commitments and Contingencies” for additional information.
The following tables present reconciliations of the Corporation’s assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three and nine months ended September 30, 2008:

	Three months ended September 30, 2008
	Available for Sale Investment Securities			Other Financial
	Pooled Trust	Single-issuer		Liabilities –
	Preferred	Trust Preferred	ARC	ARC Financial
	Securities	Securities	Investments	Guarantee
		(in thousands)
Balance, July 1, 2008	$—	$—	$124,992	$(7,560)
Transfers to Level 3 (1)	22,749	8,905	—	—
Purchases (2)	—	—	32,327	1,498
Adjustment to fair value (3)	—	—	(3,839)	(2,660)
Settlements (4)	—	—	(833)	—
Discount accretion (5)	—	—	434	—

Balance, September 30, 2008	$22,749	$8,905	$153,081	$(8,722)

	Nine months ended September 30, 2008
	Available for Sale Investment Securities			Other Financial
	Pooled Trust	Single-issuer		Liabilities -
	Preferred	Trust Preferred	ARC	ARC Financial
	Securities	Securities	Investments	Guarantee
		(in thousands)
Balance, January 1, 2008	$—	$—	$—	$—
Transfers to Level 3 (1)	22,749	8,905	—	—
Purchases (2)	—	—	157,309	7,138
Adjustment to fair value (3)	—	—	(3,930)	(15,860)
Settlements (4)	—	—	(833)	—
Discount accretion (5)	—	—	535	—

Balance, September 30, 2008	$22,749	$8,905	$153,081	$(8,722)

(1)	As of September 30, 2008, the Corporation determined that the market for these securities was not active and transferred all amounts from Level 2 to Level 3 based on fair value measurements performed.

(2)	For ARC purchases above, amounts represent ARCs acquired from customers at par value with an interest adjustment based on the difference between the interest customers earned on ARCs during their holding period and the interest that customers would have earned had the amount of the ARCs been invested in 90-day U.S. Treasury bills, less an adjustment to fair value upon purchase.

(3)	Adjustment to fair value was based on a third party valuation of the ARCs held in customer accounts and by the Corporation as of September 30, 2008. For ARCs held within customer accounts, the adjustment to fair value has been included as a component of operating risk loss on the Corporation’s consolidated statements of income. For ARCs held by the Corporation as available for sale investment securities, the adjustment to fair value was recorded as an unrealized holding loss.

(4)	Represent redemptions of ARCs by their issuers.

(5)	Included as a component of net interest income on the Corporation’s consolidated statements of income.
Items Measured at Fair Value on a Nonrecurring Basis
Certain financial assets are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment.
The Corporation’s financial assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheet as of September 30, 2008 were as follows:

	Level 1	Level 2	Level 3	Total
		(in thousands)
Loans held for sale	$—	$71,090	$—	$71,090
Net loans	—	950	219,441	220,391
Other financial assets	—	16,526	—	16,526

Total assets	$—	$88,566	$219,441	$308,007

The valuation techniques used to measure fair value for the items in the table above are as follows:
•	Loans held for sale – This category consists of loans held for sale that were measured at the lower of aggregate cost or fair value. Fair value was measured by the price that secondary market investors were offering for loans with similar characteristics.

•	Net loans – This category consists of residential mortgage loans and home equity loans that were previously sold and repurchased from secondary market investors during the first nine months of 2008 and have been classified as Level 2 assets. Upon repurchase, these loans were written down to the appraised value of their underlying collateral. See Note I, “Commitments and Contingencies” for additional information.

This category also includes commercial loans and commercial mortgage loans which were considered to be impaired under Statement of Financial Accounting Standards No. 114, “Accounting

by Creditors for Impairment of a Loan” and have been classified as Level 3 assets. Impaired loans are measured at fair value based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or fair value of its collateral, if the loan is collateral dependent. An allowance for loan losses is allocated to an impaired loan if its carrying value exceeds its estimated fair value. The amount shown is the balance of impaired loans, net of their related allowance for loan loss.
•	Other financial assets – This category includes foreclosed assets that the Corporation obtained during the first nine months of 2008. Fair values for these Level 2 assets were based on estimated selling prices less estimated selling costs for similar assets in active markets.
NOTE K – New Accounting Standard
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
NOTE L – Reclassifications
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
FORWARD-LOOKING STATEMENTS
The Corporation has made, and may continue to make, certain forward-looking statements with respect to its acquisition and growth strategies; market risk; changes or adverse developments in economic, political, or regulatory conditions; a continuation or worsening of the current disruption in credit and other markets, including the lack of or reduced access to, and the abnormal functioning of markets for mortgages and other asset-backed securities and for commercial paper and other short-term borrowings; the effect of competition and interest rates on net interest margin and net interest income; investment strategy and income growth; investment securities gains; declines in the value of securities which may result in charges to earnings; changes in rates of deposit and loan growth; asset quality and the impact on assets from adverse changes in the economy and in credit or other markets and resulting effects on credit risk and asset values; balances of risk-sensitive assets to risk-sensitive liabilities; salaries and employee benefits and other expenses; amortization of intangible assets; goodwill impairment; capital and liquidity strategies and other financial and business matters for future periods. The Corporation cautions that these forward-looking statements are subject to various assumptions, risks and uncertainties. Because of the possibility of changes in these assumptions, actual results could differ materially from forward-looking statements. The Corporation undertakes no obligations to update or revise any forward-looking statements.
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
During the three and nine months ended September 30, 2008, in comparison to the same periods in the prior year, the Corporation experienced strong loan growth in all loan categories, excluding consumer and construction loans. The loan growth was throughout the Corporation’s geographical footprint. New loans are underwritten to the Corporation’s stringent underwriting standards and are priced to compensate for risk and mitigate pressure on the net interest margin.
Obtaining customer funding for this loan growth has been, and will continue to be, a challenge. During 2008, the Corporation experienced declines in total noninterest and interest-bearing demand and savings balances. As a result, increases in short and long-term borrowings were necessary to fund loan growth. While interest rates on these borrowings have been favorable, future interest rate increases could be detrimental to net interest margin and net interest income.

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	As of or for the		As of or for the
	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
Net income (in thousands)	$29,076	$33,566	$96,250	$114,539
Diluted net income per share	$0.17	$0.19	$0.55	$0.66
Return on average assets	0.73%	0.88%	0.81%	1.03%
Return on average equity	7.25%	8.67%	8.02%	10.07%
Return on average tangible equity (1)	12.72%	15.76%	14.00%	18.42%
Net interest margin (2)	3.74%	3.62%	3.69%	3.69%
Non-performing assets to total assets	1.15%	0.69%	1.15%	0.69%
Net charge-offs to average loans (annualized)	0.38%	0.08%	0.29%	0.07%

(1)	Calculated as net income, adjusted for intangible asset amortization (net of tax), divided by average shareholders’ equity, excluding goodwill and intangible assets.

(2)	Presented on a fully taxable-equivalent (FTE) basis, using a 35% Federal tax rate and statutory interest expense disallowances. See also “Net Interest Income” section of Management’s Discussion.
The Corporation’s income before taxes for the third quarter of 2008 decreased $7.8 million, or 16.7%, from the same period in 2007. Income before taxes for the first nine months of 2008 decreased $30.6 million, or 18.8%, in comparison to the first nine months of 2007. The decrease in income before taxes for the three and nine months ended September 30, 2008 in comparison to the same periods in 2007 were primarily due to the following significant items:
Decreases in income before taxes:
•	Increases in the provision for loan losses of $22.1 million and $46.4 million for the three and nine months ended September 30, 2008, respectively.

•	Charges associated with the other-than-temporary impairment of investment securities of $10.7 million and $39.3 million for the three and nine months ended September 30, 2008, respectively.

•	Charges related to the Corporation’s decision to purchase auction rate securities from customer accounts of $2.7 million and $15.9 million for the three and nine months ended September 30, 2008, respectively.
Increases in income before taxes:
•	Increases in net interest income of $11.6 million and $26.7 million for the three and nine months ended September 30, 2008, respectively.

•	A $13.9 million gain on the sale of the Corporation’s credit card portfolio, recognized in the second quarter of 2008.

•	A reduction in charges associated with the Corporation’s contingent losses related to the potential repurchase of residential mortgage and home equity loans of $15.5 million and $22.9 million for the three and nine months ended September 30, 2008, respectively. See Note I, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for additional details.
Asset Quality – Asset quality refers to the underlying credit characteristics of borrowers and the likelihood that defaults on contractual loan payments will result in charge-offs of account balances, which, in turn, result in provisions for loan losses recorded on the consolidated statements of income. By its nature, risk in lending cannot be completely eliminated, but it can be controlled and managed through proper underwriting policies, effective collection procedures and risk management activities. External factors, such as economic conditions, which cannot be controlled by the Corporation, will always have some effect on asset quality, regardless of the strength of an organization’s control policies and procedures. During 2008, the banking industry in general, including the Corporation, has been negatively impacted by deteriorating economic conditions. Significant declines in residential real estate values has led to an increase in defaults on mortgages and a slowing of the housing markets. This, in turn, has had a detrimental impact on developers and their ability to meet the contractual payments on their loans. Furthermore, weakening economic conditions have impacted other types of credit extended by banks.
The Corporation’s non-performing assets increased significantly, from $107.0 million, or 0.69% of total assets, at September 30, 2007 to $186.4 million, or 1.15% of total assets, at September 30, 2008. The increase was primarily due to deteriorating general economic conditions, which have negatively impacted consumer confidence and residential real estate values. The Corporation’s non-performing assets increased across all loan types, geographic areas, and industries.
The increase in non-performing assets and net charge-offs contributed to the provision for loan losses increasing $22.1 million, or 479.7%, in comparison to the third quarter of 2007. The provision for loan losses for the first nine months of 2008 increased $46.4 million, or 561.1%, in comparison to the first nine months of 2007.
Management believes that its policies and procedures for managing asset quality are sound. However, no assurance regarding asset quality in the future can be given. Continuing negative trends in general economic conditions and decreases in the values of underlying collateral could have a detrimental impact on borrowers’ ability to repay their loans.
Other-Than-Temporary Impairment of Investment Securities – During the three and nine months ended September 30, 2008, the Corporation recorded charges of $10.7 million and $39.3 million for the other-than-temporary impairment of investment securities, recorded within “Investment securities (losses) gains” on the consolidated statements of income.
The Corporation had a portfolio of financial institution stocks at September 30, 2008 with a cost basis of $55.2 million and a fair value of $54.3 million. During the three and nine months ended September 30, 2008, the Corporation’s other-than-temporary impairment charges related to financial institution stocks were $2.0 million and $30.3 million, respectively. Uncertainty surrounding the financial institution sector as a whole negatively impacted the value of these securities. Beginning in 2007 and continuing through the third quarter of 2008, the values of financial institution stocks, including those held by the Corporation, declined significantly. The other-than-temporary impairment charges recorded during the nine months ended September 30, 2008 was due to the increasing severity and duration of the decline in fair values of the stocks written down. These factors, in conjunction with management’s evaluation of the near-term prospects of each specific issuer, resulted in the impairment charges.
During the three and nine months ended September 30, 2008, the Corporation also recorded $816,000 and $1.2 million in other-than-temporary impairment charges for other equity securities in the form of mutual fund investments and stocks of government sponsored agencies.
During the third quarter of 2008, the Corporation recorded an other-than-temporary charge of $7.8 million for corporate debt securities. The $7.8 million charge included a $4.9 million charge for the write-off of an investment in subordinated debt issued by a failed financial institution and a $3.0 million charge for a pooled trust preferred security, also issued by financial institutions, for which the carrying value exceeds the future expected cash flows. The fair value of the pooled-trust preferred debt security was determined through the use of a discounted cash flow model which applied a credit and liquidity adjusted discount rate to expected cash flows for the securities. See Note J, “Fair Value Measurements” in the Notes to Consolidated Financial Statements and the “Market Risk” section of Management’s Discussion for additional details. As of September 30, 2008, the Corporation had debt securities backed by financial institutions, with a cost basis of $170.1 million and fair value of $128.9 million, after other-than-temporary write-downs. See Note C, “Investment Securities” in the Notes to the Consolidated Financial Statements for additional details.

'

Further declines in financial institution stock values or in the values of debt securities issued by financial institutions may result in additional other-than-temporary impairment charges, in the future.
Auction Rate Securities – Current year developments in the market for student loan auction rate securities, also known as auction rate certificates (ARCs), resulted in the Corporation recording pre-tax charges of $2.7 million and $15.9 million, as components of operating risk loss on the consolidated statements of income, during the three and nine months ended September 30, 2008, respectively.
The Corporation’s trust company subsidiary, Fulton Financial Advisors, N.A. (FFA), holds ARCs for some of its customers’ accounts. ARCs are one of several types of securities that were previosuly utilized by FFA as short-term investment vehicles for its customers. ARCs are long-term securities structured to allow their sale in periodic auctions, giving the securities some of the characteristics of short-term instruments in normal market conditions. However, in mid-February, 2008, market auctions for ARCs began to fail due to an insufficient number of buyers; these market failures were the first widespread and continuing failures in the over 20-year history of the auction rate securities markets. As a result, although the credit quality of ARCs has not been impacted, ARCs are currently not liquid investments for their holders, including FFA’s customers. It is unclear when liquidity will return to this market.
Beginning in the second quarter of 2008, FFA agreed to purchase ARCs from customer accounts upon notification from customers that they have liquidity needs or otherwise desire to liquidate their holdings. FFA generally agreed to purchase customer ARCs at par value with an interest adjustment, which would position customers as if they had owned 90-day U.S. Treasury bills instead of ARCs. The estimated fair value of this guarantee was recorded as a liability in accordance with the Financial Accounting Standards Board’s Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”, with a corresponding pre-tax charge to earnings. Upon establishment of the guarantee in the second quarter of 2008, $332.7 million of ARCs, at par value, were held in customer accounts.
As of September 30, 2008, after purchases by the Corporation and redemptions of ARCs by customers, the total balance of ARCs in customer accounts was $165.6 million. Included within “Available for sale” investment securities on the Corporation’s consolidated balance sheet are ARCs with a total cost of $157.0 million and a fair value of $153.1 million.
See Note I, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements and the “Market Risk” section of Management’s Discussion for additional details.
Net Interest Margin and Net Interest Income – The improvement in net interest income in comparison to the three and nine months ended September 30, 2007 was largely due to an increase in average interest-earning assets.
Also contributing to the improvement in net interest income was the fact that interest rates paid on short-term borrowings and many deposit balances declined more quickly than interest rates earned on assets. Decreases in interest rates on short-term borrowings and deposit balances were the result of the Federal Reserve Board (FRB) lowering the Federal Funds rate a total of 275 basis points since September 30, 2007 (from 4.75% to 2.00%). For the three months ended September 30, 2008, interest expense decreased $36.5 million, or 31.4%, while interest income decreased $24.9 million, or 10.4%. For the first nine months of 2008, interest expense decreased $67.8 million, or 20.3%, while interest income decreased $41.1 million, or 5.9%. The more pronounced decreases in interest expense during the three and nine months ended September 30, 2008 in comparison to the same periods in 2007 contributed to the increase to net interest income for both periods. The continued repricing of assets and the inability to move deposit rates lower in similar increments may mitigate this benefit in the future.

Finally, the improvement in net interest income was also due to a change in the composition of interest-bearing liabilities in 2008 in comparison to 2007. During the three and nine months ended September 30, 2008, decreases in time deposits and interest-bearing deposits were replaced with lower-cost overnight short-term borrowings.
The Corporation manages its risk associated with changes in interest rates through the techniques described in the “Market Risk” section of Management’s Discussion.
Sale of Credit Card Portfolio – In April 2008, the Corporation sold its approximately $87 million credit card portfolio to U.S. Bank National Association ND, d/b/a Elan Financial Services (Elan). As a result of this sale, the Corporation recorded a $13.9 million gain in the second quarter of 2008.
Under a separate agreement with Elan, the Corporation provides ongoing marketing services on behalf of Elan and receives fee income for each new account originated and a percentage of the revenue earned on both new accounts and accounts sold. During the three and nine months ended September 30, 2008, the Corporation recognized $1.3 million and $2.4 million, respectively, of credit card fee income, included within other income on the consolidated statements of income, in connection with this agreement.
The sale of the credit card portfolio has reduced, and will continue to impact, the Corporation’s net interest income for the remainder of 2008. During the year ended December 31, 2007, interest income earned on the credit card portfolio was $14.8 million, or 1.6% of total interest income, at an average yield of 19.2%. In 2008, prior to the sale of the credit card portfolio, the Corporation recognized interest income on the credit card portfolio of $5.1 million at an average yield of 20.1%. Assuming the funding for credit cards was provided by Federal funds purchased, the net interest income impact for 2008 and 2007 would be approximately $4.3 million and $10.9 million, respectively. Despite the negative impact to the Corporation’s net interest margin, the sale of the credit card portfolio has resulted in a reduction of consumer credit risk, while providing a future revenue stream.
Quarter Ended September 30, 2008 compared to the Quarter Ended September 30, 2007
Net Interest Income
Net interest income increased $11.6 million, or 9.5%, to $134.0 million in 2008 from $122.4 million in 2007 due to both an increase in average interest-earning assets and an increase in the net interest margin.

The following table provides a comparative average balance sheet and net interest income analysis for the third quarter of 2008 as compared to the same period in 2007. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Three months ended September 30
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate	Balance	Interest (1)	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income (2)	$11,696,841	$181,562	6.18%	$10,857,636	$205,747	7.52%
Taxable investment securities (3)	2,117,207	26,025	4.70	2,116,123	24,583	4.65
Tax-exempt investment securities (3)	509,994	6,944	5.45	499,389	6,377	5.11
Equity securities (1) (3)	168,690	1,614	3.82	188,490	2,269	4.80

Total investment securities	2,795,891	34,583	4.78	2,804,002	33,229	4.74
Loans held for sale	101,319	1,539	6.08	159,492	2,694	6.76
Other interest-earning assets	19,013	142	2.94	34,536	432	4.91

Total interest-earning assets	14,613,064	217,826	5.91%	13,855,666	242,102	6.95%
Noninterest-earning assets:
Cash and due from banks	322,550			338,862
Premises and equipment	197,895			190,175
Other assets	933,303			890,901
Less: Allowance for loan losses	(123,865)			(108,628)

Total Assets	$15,942,947			$15,166,976

LIABILITIES AND EQUITY

Interest-bearing liabilities:
Demand deposits	$1,734,198	$3,166	0.73%	$1,729,357	$7,630	1.75%
Savings deposits	2,192,747	6,633	1.20	2,259,231	13,680	2.40
Time deposits	4,308,903	37,393	3.45	4,626,160	55,093	4.72

Total interest-bearing deposits	8,235,848	47,192	2.28	8,614,748	76,403	3.52
Short-term borrowings	2,432,109	12,877	2.08	1,477,288	17,786	4.74
FHLB advances and long-term debt	1,819,897	19,722	4.32	1,655,599	22,141	5.32

Total interest-bearing liabilities	12,487,854	79,791	2.54%	11,747,635	116,330	3.93%
Noninterest-bearing liabilities:
Demand deposits	1,669,908			1,703,137
Other	190,012			179,391

Total Liabilities	14,347,774			13,630,163
Shareholders’ equity	1,595,173			1,536,813

Total Liabilities and Shareholders’ Equity	$15,942,947			$15,166,976

Net interest income/net interest margin (FTE)		138,035	3.74%		125,772	3.62%

Tax equivalent adjustment		(4,017)			(3,362)

Net interest income		$134,018			$122,410

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

		2008 vs. 2007
		Increase (decrease) due
		to change in
	Volume	Rate	Net
		(in thousands)
Interest income on:
Loans, net of unearned income	$14,834	$(39,019)	$(24,185)
Taxable investment securities	66	1,376	1,442
Tax-exempt investment securities	137	430	567
Equity securities	(223)	(432)	(655)
Loans held for sale	(906)	(249)	(1,155)
Other interest-earning assets	(153)	(137)	(290)

Total interest income	$13,755	$(38,031)	$(24,276)

Interest expense on:
Demand deposits	$21	$(4,485)	$(4,464)
Savings deposits	(392)	(6,655)	(7,047)
Time deposits	(3,593)	(14,107)	(17,700)
Short-term borrowings	7,945	(12,854)	(4,909)
FHLB advances and long-term debt	2,030	(4,449)	(2,419)

Total interest expense	$6,011	$(42,550)	$(36,539)

Interest income decreased $24.3 million, or 10.0%, due to a $38.0 million decrease caused by a 104 basis point reduction in average rates, offset by a $13.8 million increase in interest income realized from growth in average balances of $757.4 million, or 5.5%.
The increase in average interest-earning assets was due to loan growth, which is summarized in the following table:

	Three months ended
	September 30		Increase (decrease)
	2008	2007	$	%
		(dollars in thousands)
Real estate – commercial mortgage	$3,820,045	$3,383,487	$436,558	12.9%
Commercial – industrial, financial and agricultural	3,557,142	3,281,342	275,800	8.4
Real estate – home equity	1,619,935	1,454,947	164,988	11.3
Real estate – construction	1,293,096	1,382,951	(89,855)	(6.5)
Real estate – residential mortgage	953,420	769,381	184,039	23.9
Consumer	368,804	502,482	(133,678)	(26.6)
Leasing and other	84,399	83,046	1,353	1.6

Total	$11,696,841	$10,857,636	$839,205	7.7%

Loan growth was particularly strong in the commercial mortgage loan and commercial loan categories, which together increased $712.4 million, or 10.7%. The growth in commercial mortgages and commercial loans was primarily in floating and adjustable rate products. Additional growth came from residential mortgage loans, which increased $184.0 million, or 23.9%, primarily in traditional adjustable rate products, and an increase in home equity loans of $165.0 million, or 11.3%, which was primarily due to the introduction of a new blended fixed/floating rate product in late 2007. Generally, the increase was across all loan categories and geographical areas.

Offsetting these increases were decreases in consumer loans of $133.7 million, or 26.6%, due to the sale of the Corporation’s credit card portfolio and a decrease in the indirect automobile portfolio and a $90.0 million, or 6.5%, decrease in construction loans, largely due to a decrease in floating rate commercial construction loans.
The average yield on loans decreased 134 basis points, or 17.8%, from 7.52% in 2007 to 6.18% in 2008. The decrease in yield reflected a lower interest rate environment, as illustrated by a lower average prime rate during the third quarter of 2008 (5.00%) as compared to the same period in 2007 (8.19%). The decrease in average yields was not as pronounced as the decrease in the average prime rate as fixed rate loans do not immediately reprice when short-term rates decline.
Average loans held for sale decreased $58.2 million, or 36.5%, as a result of a $36.5 million, or 13.5%, decrease in the volume of loans originated for sale in the third quarter of 2008 as compared to the same period in 2007. The decrease was primarily due to the Corporation’s exit from the national wholesale mortgage business. See Note I, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for additional details related to the Corporation’s residential lending activities.
The $24.3 million decrease in interest income was exceeded by a decrease in interest expense of $36.5 million, or 31.4%, to $79.8 million in the third quarter of 2008 from $116.3 million in the same period in 2007. Interest expense decreased $42.6 million as a result of a 139 basis point or 35.4%, decrease in the average cost of interest-bearing liabilities. The decrease was slightly offset by a $6.0 million increase in interest expense caused by growth in average interest-bearing liabilities of $740.2 million, or 6.3%.
The following table summarizes the changes in average deposits, by type:

	Three months ended
	September 30		Increase (decrease)
	2008	2007	$	%
		(dollars in thousands)
Noninterest-bearing demand	$1,669,908	$1,703,137	$(33,229)	(2.0)%
Interest-bearing demand	1,734,198	1,729,357	4,841	0.3
Savings	2,192,747	2,259,231	(66,484)	(2.9)

Total, excluding time deposits	5,596,853	5,691,725	(94,872)	(1.7)
Time deposits	4,308,903	4,626,160	(317,257)	(6.9)

Total	$9,905,756	$10,317,885	$(412,129)	(4.0)%

The Corporation experienced a net decrease in noninterest-bearing and interest-bearing demand and savings accounts of $94.9 million, or 1.7%. The decrease in noninterest-bearing demand and savings accounts was in personal accounts, offset by a slight increase in interest-bearing demand and savings business accounts. The decrease in time deposits was due to a $239.2 million decrease in brokered certificates of deposit and a $78.1 million decrease in customer certificates of deposit. The decrease in brokered certificates of deposit was due to the use of alternative funding with more favorable interest rates.

As average deposits decreased, borrowings were used to provide the funding needed to support the growth in average loans. The following table summarizes the changes in average borrowings, by type:

	Three months ended
	September 30		Increase (decrease)
	2008	2007	$	%
		(dollars in thousands)
Short-term borrowings:
Federal funds purchased	$1,399,130	$756,360	$642,770	85.0%
Short-term promissory notes	486,179	446,182	39,997	9.0
FHLB overnight repurchase agreements	290,761	29,413	261,348	888.5
Customer repurchase agreements	213,827	242,375	(28,548)	(11.8)
Other short-term borrowings	42,212	2,958	39,254	N/M

Total short-term borrowings	2,432,109	1,477,288	954,821	64.6

Long-term debt:
FHLB advances	1,436,741	1,254,251	182,490	14.5
Other long-term debt	383,156	401,348	(18,192)	(4.5)

Total long-term debt	1,819,897	1,655,599	164,298	9.9

Total	$4,252,006	$3,132,887	$1,119,119	35.7%

N/M	–	Not meaningful
The increase in short-term borrowings was mainly due to an increase in Federal funds purchased, which increased $642.8 million, and Federal Home Loan Bank (FHLB) overnight repurchase agreements, which increased $261.3 million. The increase in long-term debt was due to an increase in FHLB advances as longer-term rates were locked and durations were extended to manage interest rate risk.
Provision for Loan Losses and Allowance for Credit Losses
The following table presents ending balances of loans outstanding, net of unearned income:

	September 30	December 31	September 30
	2008	2007	2007
	(in thousands)
Real-estate – commercial mortgage	$3,897,703	$3,502,282	$3,407,715
Commercial – industrial, agricultural and financial	3,554,615	3,427,085	3,328,963
Real-estate – home equity	1,647,245	1,501,231	1,472,376
Real-estate – construction	1,277,552	1,342,923	1,389,164
Real-estate – residential mortgage	979,486	851,577	809,148
Consumer	387,849	500,708	500,021
Leasing and other	79,079	78,618	80,920

Total	$11,823,529	$11,204,424	$10,988,307

Approximately $5.2 billion, or 43.8%, of the Corporation’s loan portfolio was in commercial mortgage and construction loans at September 30, 2008. While the Corporation does not have a concentration of credit risk with any single borrower, industry or geographical location, the performance of real estate markets and general economic conditions have adversely impacted the performance of these loans.
Poor economic conditions began to have a more noticeable impact on the quality of the Corporation’s commercial loans, comprising 30.1% of the total loan portfolio, during the third quarter of 2008, as evidenced by an increasing level of non-performing loans and a continued increase in line of credit usage which increased from 38.4% at September 31, 2007 to 42.5% at September 31, 2008. Based on economic forecasts for the remainder of the year, improvements in asset quality for this sector is not expected in the near future.
Approximately $2.6 billion, or 22.2%, of the Corporation’s loan portfolio was in residential mortgage and home equity loans at September 30, 2008. Despite decreases in residential real estate values in some of the Corporation’s geographic areas, most notably in portions of Maryland, New Jersey and Virginia, non-performing levels for these loan types have remained steady for the past year.
The following table presents the activity in the Corporation’s allowance for credit losses:

	Three months ended
	September 30
	2008	2007
	(dollars in thousands)
Loans, net of unearned income outstanding at end of period	$11,823,529	$10,988,307

Daily average balance of loans, net of unearned income	$11,696,841	$10,857,636

Balance at beginning of period	$126,223	$106,892
Loans charged off:
Commercial – industrial, agricultural and financial	4,684	1,452
Real estate – mortgage	5,857	122
Consumer	991	874
Leasing and other	1,166	357

Total loans charged off	12,698	2,805

Recoveries of loans previously charged off:
Commercial – industrial, agricultural and financial	749	267
Real estate – mortgage	238	8
Consumer	304	324
Leasing and other	313	143

Total recoveries	1,604	742

Net loans charged off	11,094	2,063
Provision for loan losses	26,700	4,606

Balance at end of period	$141,829	$109,435

Components of Allowance for Credit Losses:
Allowance for loan losses	$136,988	$109,435
Reserve for unfunded lending commitments (1)	4,841	—

Allowance for credit losses	$141,829	$109,435

Selected Ratios:
Net charge-offs to average loans (annualized)	0.38%	0.08%
Allowance for credit losses to loans outstanding	1.20%	1.00%
Allowance for loan losses to loans outstanding	1.16%	1.00%

(1)	The reserve for unfunded lending commitments was transferred to other liabilities as of December 31, 2007. Prior periods were not reclassified.

The following table summarizes the Corporation’s non-performing assets as of the indicated dates:

	September 30	December 31	September 30
	2008	2007	2007
	(dollars in thousands)
Non-accrual loans	$143,310	$76,150	$71,043
Loans 90 days past due and accruing	21,354	29,782	23,406

Total non-performing loans	164,664	105,932	94,449
Other real estate owned	21,706	14,934	12,536

Total non-performing assets	$186,370	$120,866	$106,985

Non-accrual loans to total loans	1.21%	0.68%	0.65%
Non-performing assets to total assets	1.15%	0.76%	0.69%
Allowance for credit losses to non-performing loans	86%	106%	116%
The following table summarizes the Corporation’s non-performing loans, by type, as of the indicated dates:

	September 30	December 31	September 30
	2008	2007	2007
	(in thousands)
Real estate – construction	$57,436	$30,926	$28,029
Commercial – industrial, agricultural and financial	41,489	27,715	24,078
Real estate – commercial mortgage	32,642	14,515	14,254
Real estate – residential mortgage and home equity	26,274	25,775	24,505
Consumer	6,558	4,741	3,447
Leasing	265	2,260	136

Total non-performing loans	$164,664	$105,932	$94,449

Non-performing assets increased to $186.4 million, or 1.15% of total assets, at September 30, 2008, from $107.0 million, or 0.69% of total assets, at September 30, 2007. Total non-performing assets increased $65.5 million from December 31, 2007. The increase in non-performing assets in comparison to September 30, 2007 was primarily due to increases in non-performing construction loans, commercial mortgages and commercial loans.
In comparison to September 30, 2007, non-performing construction loans increased $29.4 million, or 104.9%, related to the deteriorating values of residential housing. Non-performing commercial mortgage loans increased $18.4 million, or 129.0%, and non-performing commercial loans increased $17.4 million, or 72.3%. The increases in these categories were across most geographical areas and industries and were due to general economic conditions.
The $21.7 million balance of other real estate owned as of September 30, 2008 was primarily due to foreclosures on repurchased residential mortgage loans, which contributed $17.3 million to the balance of other real estate owned.
The provision for loan losses totaled $26.7 million for the third quarter of 2008, an increase of $22.1 million, or 479.7%, over the same period in 2007. This significant increase in the provision for loan losses was primarily related to the increase in non-performing loans and net charge-offs, which required additional allocations of the allowance for credit losses.

Management believes that the allowance for credit losses balance of $141.8 million at September 30, 2008 is sufficient to cover losses inherent in both the loan portfolio and the unfunded lending commitments on that date and is appropriate based on applicable accounting standards.
Other Income
The following table presents the components of other income:

	Three months ended
	September 30		Increase (decrease)
	2008	2007	$	%
	(dollars in thousands)
Service charges on deposit accounts	$16,177	$11,293	$4,884	43.2%
Other service charges and fees	9,598	8,530	1,068	12.5
Investment management and trust services	8,045	9,291	(1,246)	(13.4)
Gains on sales of mortgage loans	2,266	2,532	(266)	(10.5)
Other	4,030	5,231	(1,201)	(23.0)

Total, excluding investment securities losses	40,116	36,877	3,239	8.8
Investment securities losses	(9,501)	(134)	(9,367)	N/M

Total	$30,615	$36,743	$(6,128)	(16.7%)

N/M – Not meaningful
The $4.9 million, or 43.2%, increase in service charges on deposit accounts was due to an increase of $4.2 million, or 79.3%, in overdraft fees and a $501,000, or 17.5%, increase in cash management fees, due to an increase in the number of cash management accounts. The increase in overdraft fees was due to a new automated overdraft program that was introduced in November 2007. The increase in cash management fees was due to a combined increase in average customer repurchase agreements and short-term promissory notes during the third quarter of 2008 in comparison to the third quarter of 2007.
The $1.1 million, or 12.5%, increase in other service charges and fees was primarily due to an increase of $694,000 in foreign currency processing revenue as a result of the growth of the Corporation’s foreign currency processing company and an increase in fees earned on these services and a $343,000, or 15.7%, increase in debit card fees due to increased transaction volumes.
The $1.2 million, or 13.4%, decrease in investment management and trust services was due to a $1.1 million, or 38.4%, decrease in brokerage revenue. During the first quarter of 2008, the Corporation began transitioning its brokerage business from a transaction-based model to a relationship model. This transition is expected to continue through the remainder of 2008 and may have a negative impact on revenue in the short-term, but is expected to have a positive long-term impact. The negative performance of equity markets contributed to a $174,000 decrease in trust revenue.
The $1.2 million, or 23.0%, decrease in other income was due to a $2.1 million gain recorded during the third quarter of 2007, related to the resolution of litigation and the sale of certain assets between the Corporation’s former Resource Bank affiliate and another bank. The impact of this non-recurring gain was offset by $1.3 million of credit card fee income generated subsequent to the sale of the Corporation’s credit card portfolio.
Investment securities losses of $9.5 million for the third quarter of 2008 were primarily due to $2.0 million in charges related to the other-than-temporary impairment of financial institution stocks and $7.8 million related to the other-than-temporary impairment of debt securities. These impairment charges were offset by net gains of $862,000 and $420,000 on the sale of financial institutions stock and debt securities, respectively.

Other Expenses
The following table presents the components of other expenses:

	Three months ended
	September 30		Increase (decrease)
	2008	2007	$	%
	(dollars in thousands)
Salaries and employee benefits	$55,310	$52,505	$2,805	5.3%
Net occupancy expense	10,237	9,813	424	4.3
Operating risk loss	3,480	16,345	(12,865)	(78.7)
Data processing	3,242	3,131	111	3.5
Advertising	3,097	2,470	627	25.4
Equipment expense	3,061	3,438	(377)	(11.0)
Telecommunications	2,002	2,016	(14)	(0.7)
Intangible amortization	1,730	1,995	(265)	(13.3)
Professional fees	1,575	1,769	(194)	(11.0)
Supplies	1,419	1,471	(52)	(3.5)
Postage	1,307	1,275	32	2.5
Other	12,695	11,768	927	7.9

Total	$99,155	$107,996	$(8,841)	(8.2%)

Salaries and employee benefits increased $2.8 million, or 5.3%, with salaries increasing $2.9 million, or 6.8%, and benefits decreasing $124,000, or 1.3%. The increase in salaries was primarily due to corporate and affiliate management bonus accruals, which increased $2.1 million, and normal merit increases, offset by decreases related to staff reductions that were made as part of corporate-wide workforce management and centralization initiatives which began in the second quarter of 2007. Average full-time equivalent employees decreased from 3,760 for the third quarter of 2007 to 3,680 for the third quarter of 2008.
The decrease in operating risk loss was due to a $15.5 million reduction in contingent losses related to the potential repurchase of residential mortgage and home equity loans, offset by a $2.7 million charge to increase the financial guarantee liability associated with the commitment to purchase ARCs still held in customer accounts, as a result of a decrease in the estimated fair values of the ARCs. See Note I, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for additional details.
The $627,000, or 25.4%, increase in advertising expense was primarily due to core deposit promotional campaigns. The $377,000 decrease in equipment expense and the $265,000 decrease in intangible amortization were due to both equipment and intangible assets becoming fully depreciated and amortized during 2008. The $194,000 decrease in professional fees was due to a decrease in legal fees associated with repurchases of previously sold loans, partially offset by increases in legal fees associated with the disposition of foreclosed real estate. The $927,000, or 7.9%, increase in other expenses was due to an increase of $1.2 million associated with the disposition and maintenance of foreclosed real estate and an increase of $637,000 in insurance premiums assessed by the Federal Deposit Insurance Corporation (FDIC) as a result of one-time credits expiring at certain affiliate banks. These increases were offset by a reduction in non-income based state tax expense of $1.1 million due to mergers of affiliate banks in prior years.
During the three months ended September 30, 2008, FDIC insurance premiums, included in other expenses in the above table, totaled $1.1 million, consisting of gross premiums of $1.8 million, reduced by $662,000 of one-time credits. The FDIC has proposed a change in the insurance assessment rates, which is expected to significantly increase the Corporation’s premiums in 2009.

Income Taxes
Income tax expense for the third quarter of 2008 was $9.7 million, a $3.3 million, or 25.3%, decrease from $13.0 million in 2007. The decrease was primarily due to a decrease in income before taxes.
The Corporation’s effective tax rate was 25.0% in 2008, as compared to 27.9% in 2007. The effective rate is generally lower than the Federal statutory rate of 35% due to investments in tax-free municipal securities and Federal tax credits from investments in low and moderate-income housing partnerships. The effective rate for the third quarter of 2008 is lower than the same period in 2007 as non-taxable income and tax credits had a larger impact on the effective rate due to a $7.8 million decrease in income before taxes.
Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007
Net Interest Income
Net interest income increased $26.7 million, or 7.3%, to $391.8 million in 2008 from $365.1 million in 2007 due to an increase in average interest-earning assets.

The following table provides a comparative average balance sheet and net interest income analysis for the first nine months of 2008 as compared to the same period in 2007. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Nine months ended September 30
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate	Balance	Interest (1)	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income (2)	$11,472,748	$554,437	6.45%	$10,619,834	$601,390	7.57%
Taxable investment securities (3)	2,275,681	84,114	4.84	2,092,916	71,201	4.54
Tax-exempt investment securities (3)	511,871	20,831	5.43	497,504	19,010	5.09
Equity securities (1) (3)	192,803	5,723	3.96	185,215	6,628	4.78

Total investment securities	2,980,355	110,668	4.89	2,775,635	96,839	4.65
Loans held for sale	102,819	4,726	6.13	188,223	9,771	6.92
Other interest-earning assets	20,701	462	2.96	36,008	1,339	4.93

Total interest-earning assets	14,576,623	670,293	6.13%	13,619,700	709,339	6.96%
Noninterest-earning assets:
Cash and due from banks	318,844			331,945
Premises and equipment	196,977			190,711
Other assets	948,134			896,604
Less: Allowance for loan losses	(116,598)			(108,425)

Total Assets	$15,923,980			$14,930,535

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$1,709,380	$10,538	0.82%	$1,688,129	$21,733	1.72%
Savings deposits	2,179,432	22,396	1.37	2,284,521	41,266	2.41
Time deposits	4,396,409	128,873	3.92	4,537,160	158,411	4.67

Total interest-bearing deposits	8,285,221	161,807	2.61	8,509,810	221,410	3.48
Short-term borrowings	2,365,052	44,093	2.46	1,424,109	51,734	4.82
FHLB advances and long-term debt	1,829,981	60,714	4.43	1,564,333	61,271	5.23

Total interest-bearing liabilities	12,480,254	266,614	2.85%	11,498,252	334,415	3.88%
Noninterest-bearing liabilities:
Demand deposits	1,649,560			1,726,782
Other	190,487			184,010

Total Liabilities	14,320,301			13,409,044
Shareholders’ equity	1,603,679			1,521,491

Total Liabilities and Shareholders’ Equity	$15,923,980			$14,930,535

Net interest income/net interest margin (FTE)		403,679	3.69%		374,924	3.69%

Tax equivalent adjustment		(11,872)			(9,831)

Net interest income		$391,807			$365,093

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	2008 vs. 2007
	Increase (decrease) due
	to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$46,318	$(93,271)	$(46,953)
Taxable investment securities	7,362	5,551	12,913
Tax-exempt investment securities	552	1,269	1,821
Equity securities	264	(1,169)	(905)
Loans held for sale	(4,030)	(1,015)	(5,045)
Other interest-earning assets	(452)	(425)	(877)

Total interest income	$50,014	$(89,060)	$(39,046)

Interest expense on:
Demand deposits	$271	$(11,466)	$(11,195)
Savings deposits	(1,826)	(17,044)	(18,870)
Time deposits	(4,767)	(24,771)	(29,538)
Short-term borrowings	24,482	(32,123)	(7,641)
FHLB advances and long-term debt	9,528	(10,085)	(557)

Total interest expense	$27,688	$(95,489)	$(67,801)

Interest income decreased $39.0 million, or 5.5%, due to an $88.1 million decrease caused by an 83 basis point reduction in average rates, offset by a $50.0 million increase in interest income realized from a $956.9 million, or 7.0%, increase in average balances.
The increase in average interest-earning assets was due mainly to loan growth, which is summarized in the following table:

	Nine months ended
	September 30		Increase (decrease)
	2008	2007	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$3,688,880	$3,303,854	$385,026	11.7%
Commercial – industrial, financial and agricultural	3,513,406	3,162,524	350,882	11.1
Real estate – home equity	1,571,705	1,444,100	127,605	8.8
Real estate – construction	1,304,252	1,386,960	(82,708)	(6.0)
Real estate – residential mortgage	903,226	727,491	175,735	24.2
Consumer	406,058	508,544	(102,486)	(20.2)
Leasing and other	85,221	86,361	(1,140)	(1.3)

Total	$11,472,748	$10,619,834	$852,914	8.0%

The growth in loans during the first nine months of 2008 in comparison to the first nine months of 2007 was due to a $385.0 million, or 11.7%, increase in commercial mortgages and a $350.9 million, or 11.1%, increase in commercial loans. In both categories, the increases were primarily due to increases in floating and adjustable rate loan products, and partially due to increases in fixed rate products with terms less than five years. Additional growth came from residential mortgage loans, which increased $175.7 million, or 24.2%, due primarily to increases in traditional adjustable rate products, and an increase in home equity loans of $127.6 million, or 8.8%, which was primarily due to the introduction of a new blended fixed/floating rate product in late 2007. Offsetting these increases were decreases in consumer loans of $102.5 million, or 20.2%, and a decrease in construction loans of $82.7 million, or 6.0%. The decrease in consumer loans was due to a decrease in the indirect automobile portfolio and the sale of the credit card portfolio during the second quarter of 2008.
The average yield on loans decreased 112 basis points, or 14.8%, from 7.57% in 2007 to 6.45% in 2008. The decrease in yields reflected a lower interest rate environment, as illustrated by a lower average prime rate during the first nine months of 2008 (5.45%) as compared to the first nine months of 2007 (8.23%).
Average investment securities increased $204.7 million, or 7.4%. In late 2007, the Corporation “pre-purchased” investments, based on the expected cash flows to be generated from maturing securities over an approximate six-month period. The result of this pre-purchase was a higher average investment balance for the first nine months of 2008. Also contributing to the increase was the sale of approximately $250 million of lower-yielding investment securities during the first quarter of 2007, which lowered the balance of average investment securities for the first nine months of 2007.
The average yield on investment securities increased 24 basis points, or 5.2%, from 4.65% in 2007 to 4.89% in 2008. The increase in yield was due to the systematic reinvestment of normal portfolio cash flows, primarily from shorter-duration, lower-yielding mortgage-backed securities, into a combination of higher-yielding mortgage-backed pass-through securities, conservative U.S. government issued collateralized mortgage obligations and longer-term municipal securities.
Average loans held for sale decreased $85.4 million, or 45.4%, as a result of a $435.5 million, or 36.6%, decrease in the volume of loans originated for sale in the first nine months 2008 as compared to the first nine months of 2007. The decrease was due to the Corporation’s exit from the national wholesale mortgage business, which began during 2007, offset by an increase in volumes across the Corporation’s existing retail network.
The $39.0 million decrease in interest income was more than offset by a decrease in interest expense of $67.8 million, or 20.3%. Interest expense decreased $95.5 million as a result of a 103 basis point, or 26.5%, decrease in the average cost of interest-bearing liabilities. The decrease was partially offset by a $27.7 million increase in interest expense caused by a $982.0 million, or 8.5%, increase in average interest-bearing liabilities.
The following table summarizes the changes in average deposits, by type:

	Nine months ended
	September 30		Increase (decrease)
	2008	2007	$	%
	(dollars in thousands)
Noninterest-bearing demand	$1,649,560	$1,726,782	$(77,222)	(4.5)%
Interest-bearing demand	1,709,380	1,688,129	21,251	1.3
Savings	2,179,432	2,284,521	(105,089)	(4.6)

Total, excluding time deposits	5,538,372	5,699,432	(161,060)	(2.8)
Time deposits	4,396,409	4,537,160	(140,751)	(3.1)

Total	$9,934,781	$10,236,592	$(301,811)	(2.9)%

The Corporation experienced a net decrease in noninterest-bearing and interest-bearing demand and savings accounts of $161.1 million, or 2.8%. The decrease in non-interest bearing and savings accounts was in both business and personal accounts, while the increase in interest-bearing demand deposits was due to personal accounts. The $140.8 million decrease in time deposits was due to a $172.3 million decrease in brokered certificates of deposit, offset by a $31.5 million increase in customer certificates of deposit.

As average deposits decreased, borrowings were used to provide the funding needed to support the growth in average loans and investments. The following table summarizes the changes in average borrowings, by type:

	Nine months ended
	September 30		Increase (decrease)
	2008	2007	$	%
	(dollars in thousands)
Short-term borrowings:
Federal funds purchased	$1,296,074	$751,954	$544,120	72.4%
Short-term promissory notes	475,523	379,761	95,762	25.2
FHLB overnight repurchase agreements	346,770	9,912	336,858	N/M
Customer repurchase agreements	221,253	251,520	(30,267)	(12.0)
Other short-term borrowings	25,432	30,962	(5,530)	(17.9)

Total short-term borrowings	2,365,052	1,424,109	940,943	66.1

Long-term debt:
FHLB advances	1,447,161	1,204,572	242,589	20.1
Other long-term debt	382,820	359,761	23,059	6.4

Total long-term debt	1,829,981	1,564,333	265,648	17.0

Total	$4,195,033	$2,988,442	$1,206,591	40.4%

N/M – Not meaningful
The $940.9 million increase in short-term borrowings was mainly due to an increase in Federal funds purchased, which increased $544.1 million, and FHLB overnight repurchase agreements, which increased $336.9 million. The increase in long-term debt was due to an increase in FHLB advances as longer-term rates were locked and durations were extended to manage interest rate risk.

Provision for Loan Losses and Allowance for Credit Losses
The following table presents the activity in the Corporation’s allowance for credit losses:

	Nine months ended
	September 30
	2008	2007
	(dollars in thousands)
Loans, net of unearned income outstanding at end of period	$11,823,529	$10,988,307

Daily average balance of loans, net of unearned income	$11,472,748	$10,619,834

Balance at beginning of period	$112,209	$106,884
Loans charged off:
Commercial – industrial, agricultural and financial	12,200	4,596
Real estate – mortgage	8,811	527
Consumer	3,738	2,509
Leasing and other	3,771	1,039

Total loans charged off	28,520	8,671

Recoveries of loans previously charged off:
Commercial – industrial, agricultural and financial	1,025	1,467
Real estate – mortgage	385	89
Consumer	1,022	903
Leasing and other	1,082	500

Total recoveries	3,514	2,959

Net loans charged off	25,006	5,712
Provision for loan losses	54,626	8,263

Balance at end of period	$141,829	$109,435

Net charge-offs to average loans (annualized)	0.29%	0.07%

The provision for loan losses for the first nine months of 2008 totaled $54.6 million, an increase of $46.4 million, or 561.1%, from the same period in 2007. The significant increase in the provision for loan losses was related to the increase in non-performing loans and net charge-offs, which required additional allocations of the allowance for credit losses.
The Corporation experienced increases in charge-offs for commercial loans and mortgage loans of $7.6 million and $8.3 million, respectively for the nine months ended September 30, 2008 in comparison to the first nine months of 2007. The ten largest charge-offs for the first nine months of 2008 totaled $12.7 million, with $5.8 million of these charge-offs in commercial loans and $6.9 million in construction and land development loans. Geographically, these charge-offs were spread throughout the Corporation’s footprint.

Other Income
The following table presents the components of other income:

	Nine months ended
	September 30		Increase (decrease)
	2008	2007	$	%
	(dollars in thousands)
Service charges on deposit accounts	$45,463	$33,145	$12,318	37.2%
Other service charges and fees	27,320	23,746	3,574	15.1
Investment management and trust services	25,193	29,374	(4,181)	(14.2)
Gains on sales of mortgage loans	7,247	12,113	(4,866)	(40.2)
Other	11,214	12,158	(944)	(7.8)

Total, excluding gain on sale of credit card portfolio and investment securities(losses) gains	116,437	110,536	5,901	5.3
Gain on sale of credit card portfolio	13,910	—	13,910	N/A
Investment securities (losses) gains	(29,902)	2,277	(32,179)	N/M

Total	$100,445	$112,813	$(12,368)	(11.0)%

N/A – Not applicable

N/M – Not meaningful
The $12.3 million, or 37.2%, increase in service charges on deposit accounts was due to an increase of $10.5 million, or 69.0%, in overdraft fees and a $1.5 million, or 17.8%, increase in cash management fees, due to an increase in the number of cash management accounts. The increase in overdraft fees was due to a new automated overdraft program that was introduced in November 2007. The increase in cash management fees was due to a combined increase in average customer repurchase agreements and short-term promissory notes during the first nine months of 2008 in comparison to the first nine months of 2007.
The $3.6 million, or 15.1%, increase in other service charges and fees was primarily due to an increase of $1.8 million in foreign currency processing revenue as a result of the growth of the Corporation’s foreign currency processing company and an increase in fees earned on these services. Additional increases came from debit card fees of $1.0 million, or 16.1%, due to transaction volume increases, and letter of credit fees of $502,000, or 13.2%.
The $4.2 million, or 14.2%, decrease in investment management and trust services was due to a $3.9 million, or 38.9%, decrease in brokerage revenue. During the first quarter of 2008, the Corporation began transitioning its brokerage business from a transaction-based model to a relationship model. This transition is expected to continue through the remainder of 2008 and may have a negative impact on revenue in the short-term, but is expected to have a positive long-term impact. The negative performance of equity markets contributed to a $265,000 decrease in trust revenue.
The $4.9 million, or 40.2%, decrease in gains on sales of mortgage loans was primarily due to a decrease in volumes of loans sold, as a result of exiting the national wholesale mortgage business in 2007.
The $944,000, or 7.8%, decrease in other income was due to a $2.1 million gain related to the resolution of litigation and the sale of certain assets between the Corporation’s former Resource Bank affiliate and another bank and a $700,000 gain related to the redemption of a partnership interest, both recorded in 2007. In 2008, $2.4 million of credit card fee income was generated subsequent to the sale of the Corporation’s credit card portfolio which was offset by a $501,000 decrease in the cash surrender value of life insurance plans due to lower returns.

Investment securities losses of $29.9 million for the first nine months of 2008 were primarily due to $30.3 million in charges related to the other-than-temporary impairment of financial institution stocks and $7.8 million related to the other-than-temporary impairment of debt securities. These impairment charges were offset by $4.8 million in gains from the redemption of Class B shares in connection with Visa, Inc.’s (Visa) initial public offering and gains on the sale of MasterCard, Incorporated shares, in addition to net gains of $1.3 million and $2.2 million on the sale of financial institutions stock and debt securities, respectively.
Other Expenses
The following table presents the components of other expenses:

	Nine months ended
	September 30		Increase (decrease)
	2008	2007	$	%
	(dollars in thousands)
Salaries and employee benefits	$164,786	$164,353	$433	0.3%
Net occupancy expense	30,999	29,963	1,036	3.5
Operating risk loss	19,108	26,462	(7,354)	(27.8)
Equipment expense	9,907	10,589	(682)	(6.4)
Data processing	9,604	9,550	54	0.6
Advertising	9,521	7,869	1,652	21.0
Telecommunications	5,960	6,189	(229)	(3.7)
Professional fees	5,717	4,353	1,364	31.3
Intangible amortization	5,386	6,176	(790)	(12.8)
Supplies	4,303	4,369	(66)	(1.5)
Postage	4,218	4,047	171	4.2
Other	36,042	33,088	2,954	8.9

Total	$305,551	$307,008	$(1,457)	(0.5%)

Salaries and employee benefits increased $433,000, or 0.3%, with salaries increasing $3.1 million, or 2.3%, and benefits decreasing $2.7 million, or 8.6%.
The increase in salaries was primarily due to corporate and affiliate management bonus accruals, which increased $875,000, and normal merit increases, offset by decreases related to staff reductions that were made as part of corporate-wide workforce management and centralization initiatives which began in the second quarter of 2007. Average full-time equivalent employees decreased from 3,900 for the first nine months of 2007 to 3,670 for the first nine months of 2008.
The decrease in employee benefits included a $1.7 million reduction associated with the curtailment of the Corporation’s defined benefit pension plan during the second quarter of 2007 and a net decrease in expense for the Corporation’s retirement plans as a result of changes in contribution formulas, which were effective January 1, 2008. Also contributing to the decrease was a $1.1 million decrease in severance expenses as a result of corporate-wide workforce management and centralization initiatives that occurred in 2007.
The $7.4 million decrease in operating risk loss resulted from $15.9 million of charges incurred in 2008 due to the Corporation’s decision to purchase illiquid ARCs from customer accounts, offset by a $22.9 million decrease in contingent losses related to the potential repurchase of residential mortgage and home equity loans. See Note I, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for additional details.
The $1.7 million, or 21.0%, increase in advertising expense was due to core deposit promotional campaigns initiated during 2008. The $682,000 decrease in equipment expense and the $790,000 decrease in tangible amortization were due to both equipment and intangible assets becoming depreciated and amortized during 2008. The $1.4 million, or 31.3%, increase in professional fees was primarily due to charges related to a previously disclosed special review conducted at the former Resource Bank relating to potential repurchases of previously sold mortgage loans in the beginning of 2008 and an increase in legal fees as a result of the disposition of foreclosed real estate owned.
The $3.0 million, or 8.9%, increase in other expenses was primarily due to an increase of $3.2 million associated with the disposition and maintenance of foreclosed real estate and an increase of $1.5 million in insurance premiums assessed by the FDIC. These increases were offset by the reversal of $1.4 million of litigation reserves associated with the Corporation’s share of indemnification liabilities with Visa which were no longer necessary as a result of Visa’s initial public offering during the first quarter of 2008.
During the nine months ended September 30, 2008, FDIC insurance premiums, included within other expense in the above table, totaled $2.7 million, consisting of gross premiums of $5.0 million, reduced by $2.3 million of one-time credits. The FDIC has proposed a change in the insurance assessment rates, which is expected to significantly increase the Corporation’s premiums in 2009.
Income Taxes
Income tax expense for the first nine months of 2008 was $35.8 million, a $12.3 million, or 25.5%, decrease from $48.1 million in 2007, due to a decrease in income before taxes.
The Corporation’s effective tax rate was 27.1% in 2008, as compared to 29.6% in 2007. The effective rate is generally lower than the Federal statutory rate of 35% due mainly to investments in tax-free municipal securities and Federal tax credits from investments in low and moderate-income housing partnerships. The effective rate in 2008 is lower than 2007 as non-taxable income and tax credits had a larger impact on the effective tax rate due to a $30.6 million decrease in income before taxes.

FINANCIAL CONDITION
Total assets of the Corporation increased $213.0 million, or 1.3%, to $16.1 billion at September 30, 2008, compared to $15.9 billion at December 31, 2007.
The Corporation experienced a $619.1 million, or 5.5%, increase in loans, net of unearned income, primarily due to commercial mortgage loans, which increased $395.4 million, or 11.3%, and commercial loans, which increased $127.5 million, or 3.7%. The increase in commercial mortgage loans was in adjustable and floating rate products, while the increase in commercial loans was in fixed, floating and adjustable rate products. The Corporation also had additional increases in home equity loans of $146.0 million, or 9.7%, and residential mortgages of $127.9 million, or 15.0%. The increase in home equity loans was due to the introduction of a new blended fixed/floating rate product in late 2007. Offsetting these increases were decreases in consumer loans of $112.9 million, or 22.5%, and construction loans of $65.4 million, or 4.9%, with the decrease in consumer loans occurring largely as a result of the Corporation’s sale of its credit card portfolio in the second quarter of 2008 and the decrease in construction loans due to the slowing in residential housing construction.
Investment securities decreased $347.0 million, or 11.0%, due to normal pay downs, sales and maturities exceeding purchases. Contributing to the decrease was a late 2007 pre-purchase of approximately $250 million of investment securities that was based on cash flows expected to be received in the short-term from securities. In addition, during 2008, pay downs and maturities of investment securities were not being fully reinvested. Finally, the Corporation sold approximately $180 million of securities at the end of the second quarter of 2008 in order to fund balance sheet growth and manage interest rate risk. The impact of the above factors was partially offset by $166.8 million of ARCs that were purchased from customers during the first nine months of 2008. See Note I, “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements for additional details.
Deposits decreased $188.9 million, or 1.9%, due to a decrease in time deposits of $167.8 million, or 3.7%, and a decrease in noninterest-bearing and interest-bearing demand and savings deposits of $21.1 million, or 0.4%, due to decreases in personal accounts. The decrease in time deposits was mainly due to a $247.7 million decrease in brokered certificates of deposit, as interest rates on alternative funding sources were more attractive, offset by an increase of $79.9 million in customer certificates of deposit.
Short-term borrowings increased $206.0 million, or 8.6%, due to a $269.5 million increase in Federal funds purchased and a $25.0 million increase in borrowings outstanding under the Corporation’s line of credit with an unaffiliated bank, offset by a $100.0 million reduction in FHLB overnight repurchase agreements. Long-term debt increased $177.8 million, or 10.8%, due to an increase in FHLB term advances.
Capital Resources
Total shareholders’ equity increased $29.0 million, or 1.8%, during the first nine months of 2008. The increase was due to net income of $96.2 million and $9.5 million in stock issuances, offset by $78.3 million in cash dividends paid to shareholders.
The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s consolidated financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of September 30, 2008, the Corporation and each of its bank subsidiaries met the minimum requirements. In addition, each of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

			Regulatory
			Minimum
	September 30	December 31	Capital
	2008	2007	Adequacy
Total Capital (to Risk Weighted Assets)	11.9%	11.9%	8.0%
Tier I Capital (to Risk Weighted Assets)	9.1%	9.3%	4.0%
Tier I Capital (to Average Assets)	7.5%	7.4%	3.0%
In connection with the Emergency Economic Stabilization Act of 2009 and the Troubled Asset Recovery Program (TARP), the U.S. Department of the Treasury (UST) has initiated a capital purchase program. Through this program, qualifying financial institutions are eligible to participate in the sale of senior preferred stock to the UST in an amount not less than 1% of total risk-weighted assets and not more than 3% of total risk-weighted assets, or between $125 million and $375 million for the Corporation as of September 30, 2008. The senior preferred stock will pay cumulative dividends at a rate of 5% per year for the first five years and 9% thereafter. The UST would also receive warrants to purchase a number of shares of common stock of the Corporation having an aggregate market value equal to 15% of the senior preferred stock on the date of the investment, subject to certain reductions.
In November 2008, the Corporation applied to participate in the capital purchase program up to the maximum allowable amount of 3% of risk-weighted assets, or approximately $375 million.
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
The Corporation’s sources and uses of cash were discussed in general terms in the quarterly and nine months ended net interest income sections of Management’s Discussion. The consolidated statements of cash flows provide additional information. The Corporation generated $167.0 million in cash from operating activities during the first nine months of 2008, mainly due to net income, as adjusted for non-cash expenses such as the provision for loan losses and investment securities gains and losses. Investing activities resulted in a net cash outflow of $358.6 million, due to purchases of available for sale securities and net increases in loans exceeding the proceeds from the sales and maturities of available for sale securities. Cash flows provided by financing activities were $126.2 million, due primarily to proceeds from FHLB advances and net increases in short-term borrowings exceeding long-term debt repayments and dividend payments.
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
As of September 30, 2008, the Corporation had a revolving line of credit agreement with an unaffiliated bank. Under the terms of the agreement, the Parent Company could borrow up to $100.0 million with interest calculated based on a short-term London Interbank Offering Rate (LIBOR) repriced daily. The credit requires the Corporation to maintain certain financial ratios related to capital strength and earnings. As of September 30, 2008, $25.0 million was outstanding under this agreement and the Corporation was in compliance with all required covenants. Subsequent to September 30, 2008, the Corporation repaid all outstanding borrowings under this agreement, as the agreement expired on October 31, 2008. These borrowings were replaced by funds from other internal sources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the exposure to economic loss that arises from changes in the values of certain financial instruments. The types of market risk exposures generally faced by financial institutions include interest rate risk, equity market price risk, debt security market price risk, foreign currency risk and commodity price risk. Due to the nature of its operations, only equity and debt market price risk and interest rate risk are significant to the Corporation.
Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s equity investments consist of $54.3 million of stocks of publicly traded financial institutions, $106.1 million of FHLB and FRB stock and $10.6 million of mutual funds and other. The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had a cost basis of approximately $55.2 million and fair value of $54.3 million at September 30, 2008. Gross unrealized gains in this portfolio were $4.8 million, and gross unrealized losses were $5.7 million, at September 30, 2008.
Although the carrying value of financial institution stocks accounted for less than 0.4% of the Corporation’s total assets at September 30, 2008, the Corporation has a history of realizing gains from this portfolio. However, significant declines in the values of financial institution stocks held in this portfolio have not only impacted the Corporation’s ability to realize gains on their sale, but have also resulted in significant other-than-temporary impairment charges.
Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the companies. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation’s equity securities are classified as trading. Future cash flows from these investments are not provided in the table on page 51 as such investments do not have maturity dates.
The Corporation evaluated, based on existing accounting guidance, whether any unrealized losses on individual equity investments constituted other-than-temporary impairment, which would require a write-down through a charge to earnings. Based on the results of such evaluations, the Corporation recorded write-downs of $2.0 million and $30.3 million for specific financial institution stocks that were deemed to exhibit other-than-temporary impairment in value during the three and nine months ended September 30, 2008, respectively. In addition, the Corporation recorded an other-than-temporary impairment charges of $816,000 and $1.2 million during the three and nine months ended September 30, 2008, respectively, for a mutual fund investment and stock of government sponsored agencies, also categorized as equity investments. Additional impairment charges may be necessary in the future depending upon the performance of the equity markets in general and the performance of the individual investments held by the Corporation.
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
Debt Security Price Risk
Debt security market price risk is the risk that changes in the values of debt security investments could have a material impact on the financial position or results of operations of the Corporation. The

Corporation’s debt security investments consist primarily of mortgage-backed securities and collateralized mortgage obligations whose principal payments are guaranteed by U.S. government sponsored agencies, state and municipal securities, U.S. government sponsored and U.S. government debt securities, auction rate certificates and corporate debt securities. Only the auction rate certificates and corporate debt securities have significant debt security price risk.
Auction rate certificates (ARCs)
Beginning in the second quarter of 2008, the Corporation’s debt securities also included ARCs purchased from customers. Due to the current market environment, these ARCs are susceptible to significant market price risk. At September 30, 2008, ARC securities had a cost basis of $157.0 million and fair value of $153.1 million, or 0.9% of total assets.
ARCs are long-term securities structured to allow their sale in periodic auctions, resulting in both the treatment of ARCs as short-term instruments in normal market conditions and fair values that could be derived based on periodic auction prices. However, as previously disclosed, beginning in mid-February 2008, market auctions for these securities began to fail due to an insufficient number of buyers, resulting in an illiquid market. This illiquidity has resulted in recent market prices that represent forced liquidations or distressed sales and do not provide an accurate basis for fair value. Therefore, at September 30, 2008, the fair value of the ARC securities held by the Corporation were derived using significant unobservable inputs based on an expected cash flow model which produced fair values which were materially different from those that would be expected from settlement of these investments in the illiquid market that presently exists. The expected cash flow model produced fair values which assumed a return to market liquidity sometime within the next three to five years. If liquidity does not return within a time-frame that is materially consistent with the Corporation’s assumptions, the fair value of ARCs could significantly change.
The credit quality of the underlying debt associated with the ARCs is also a factor in the determination of their estimated fair value. As of September 30, 2008, the total estimated fair value of the ARCs held by the Corporation and held within customers’ accounts was approximately $310 million, with $153.1 million held by the Corporation, as stated above. Approximately 97% of the approximately $310 million of ARCs are backed by government-backed student loans, while the remaining ARCs are backed by state and municipal securities. Approximately 80% of the student loan ARCs have credit ratings of AAA, with substantially all of the remaining 20% AA-rated. The current illiquid market did not impact the credit risk associated with the assets underlying the ARCs, both those held by the Corporation and those that remain in customer accounts. Therefore, as of September 30, 2008, the risk of changes in the estimated fair values of ARCs due to deterioration in the credit quality of their underlying debt instruments is not significant.

Corporate Debt Securities
The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities and subordinated debt issued by financial institutions, as presented in the following table:

	September 30, 2008
	Amortized	Estimated
	cost	fair value
	(in thousands)
Single-issuer trust preferred securities (1)	$97,870	$74,512
Subordinated debt	40,009	31,666
Pooled trust preferred securities	32,220	22,749

Total corporate debt securities issued by financial institutions	$170,099	$128,927

(1)	Single-issuer trust preferred securities with estimated fair values totaling $8.9 million as of September 30, 2008 are classified as Level 3 assets. See Note J, “Fair Value Measurements” for additional details.
The single-issuer trust preferred securities and subordinated debt were all issued by banks. Due to the current environment faced by financial institutions, these securities are subject to significant market price risk at this time.
Historically, the Corporation determined the fair value of these securities based on prices received from third party brokers and pricing agencies who determined fair values for these securities using both quoted prices for similar assets, when available, and model-based valuation techniques that derived fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates.
Due to distressed market prices that currently exist for these securities, the Corporation determined that the market for pooled trust preferred securities and certain single-issuer trust preferred securities held by the Corporation was not active. Consistent with the Financial Accounting Standards Board’s (FASB) Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active” (Staff Position No. 157-3), issued in October 2008, the Corporation determined the fair value of its investments in pooled trust preferred securities using a discounted cash flows model, which applied a credit and liquidity adjusted discount rate to expected cash flows. For certain single-issuer trust preferred securities, the Corporation determined fair values based on quotes provided by third party brokers who determined fair values based predominantly on internal valuation models and were not indicative prices or binding offers.
During the third quarter of 2008, the Corporation recorded a $3.0 million other-than-temporary impairment charge related to an investment in a pooled trust preferred security based on the fair value calculated using its internal valuation model. In addition, the Corporation recorded a $4.9 million other-than-temporary charge related to subordinated debt issued by a failed financial institution. The current distressed market for debt securities issued by financial institutions may continue to impact the fair values of these securities. Additional impairment charges may be necessary in the future depending upon the performance of the individual investments held by the Corporation.
See Note J, “Fair Value Measurements”, in the Notes to Consolidated Financial Statements further discussion related to debt securities’ fair values.
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

	Expected Maturity Period							Estimated
	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond	Total	Fair Value
Fixed rate loans (1)	$1,122,652	$636,464	$464,427	$338,289	$290,720	$637,201	$3,489,753	$3,511,951
Average rate	5.83%	6.66%	6.62%	6.58%	6.68%	6.37%	6.33%
Floating rate loans (1) (7)	2,614,447	1,179,194	890,475	698,266	1,624,359	1,318,440	8,325,181	8,161,882
Average rate	5.77%	5.99%	5.97%	6.02%	5.25%	6.25%	5.82%

Fixed rate investments (2)	461,826	379,355	240,044	254,981	274,701	795,372	2,406,279	2,399,348
Average rate	4.65%	4.72%	4.57%	4.61%	5.07%	4.94%	4.79%
Floating rate investments (2)	63	—	157,511	—	148	100,830	258,552	237,084
Average rate	4.67%	—	3.69%	—	2.86%	5.21%	4.28%

Other interest-earning assets	121,280	—	—	—	—	—	121,280	121,280
Average rate	4.78%	—	—	—	—	—	4.78%

Total	$4,320,268	$2,195,013	$1,752,457	$1,291,536	$2,189,928	$2,851,843	$14,601,045	$14,431,545
Average rate	5.64%	5.96%	5.74%	5.89%	5.42%	5.87%	5.74%

Fixed rate deposits (3)	$3,207,161	$631,788	$308,281	$86,296	$93,428	$41,774	$4,368,728	$4,384,778
Average rate	3.26%	3.89%	3.60%	4.27%	4.43%	1.82%	3.41%
Floating rate deposits (4)	1,549,506	172,143	172,143	157,202	149,267	1,657,067	3,857,328	3,857,328
Average rate	1.39%	0.93%	0.93%	0.85%	0.81%	0.72%	1.01%

Fixed rate borrowings (5)	171,877	494,741	179,796	102,743	5,781	508,623	1,463,561	1,361,045
Average rate	4.38%	4.86%	3.74%	4.01%	2.87%	5.58%	4.85%
Floating rate borrowings (6)	2,946,294	—	—	—	—	—	2,946,294	2,945,699
Average rate	2.09%	—	—	—	—	—	2.09%

Total	$7,874,838	$1,298,672	$660,220	$346,241	$248,476	$2,207,464	$12,635,911	$12,548,850
Average rate	2.48%	3.87%	2.94%	2.64%	2.22%	1.86%	2.54%

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments.

(2)	Amounts are based on contractual maturities; adjusted for expected prepayments on mortgage-backed securities, collateralized mortgage obligations and expected calls on agency and municipal securities.

(3)	Amounts are based on contractual maturities of time deposits.

(4)	Estimated based on history of deposit flows.

(5)	Amounts are based on contractual maturities of debt instruments, adjusted for possible calls.

(6)	Amounts include Federal Funds purchased, short-term promissory notes, floating FHLB advances and securities sold under agreements to repurchase, which mature in less than 90 days, in addition to junior subordinated deferrable interest debentures.

(7)	Line of credit amounts are based on historical cash flow assumptions, with an average life of approximately 5 years.
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

Included within the $8.2 billion of floating rate loans above are $3.4 billion of loans, or 40% of the total, that float with the prime interest rate, $1.1 billion, or 14%, of loans which float with other interest rates, primarily LIBOR, and $3.7 billion, or 46%, of adjustable rate loans. The $3.7 billion of adjustable rate loans include loans that are fixed rate instruments for a certain period of time, and then convert to floating rates. The following table presents the percentage of adjustable rate loans, stratified by their initial fixed term:

Percent of Total
Adjustable Rate
Fixed Rate Term	Loans
One year	33.2%
Two years	21.8
Three years	16.5
Four years	12.4
Five years	12.1
Greater than five years	4.0
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
Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into repricing periods. The sum of assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits having no contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans, mortgage-backed securities and collateralized mortgage obligations includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative six-month ratio of rate sensitive assets to rate sensitive liabilities (RSA/RSL) to a range of 0.85 to 1.15. As of September 30, 2008, the cumulative six-month ratio of RSA/RSL was 1.02.
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

Annual change
in net interest
Rate Shock	income	% Change
+300 bp	+ $19.0 million	+3.6%
+200 bp	+ $14.2 million	+2.7%
+100 bp	+ $8.0 million	+1.5%
-100 bp	- $11.8 million	- 2.2%
Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point shock movement in interest rates. As of September 30, 2008, the Corporation was within policy limits for every 100 basis point shock movement in interest rates.

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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
Information responsive to this item as of September 30, 2008 appears under the heading, “Risk Factors” within the Corporation’s Form 10-K for the year ended December 31, 2007, except for the following risk factors, which has been amended or added since December 31, 2007.
Price fluctuations in equity markets, as well as recent market events, such as a continuation of the disruption in credit and other markets and the abnormal functioning of markets for securities, could have an impact on the Corporation’s net income.
At September 30, 2008, the Corporation’s equity investments consisted of $106.1 million of FHLB and FRB stock, $54.3 million of stocks of other financial institutions and $10.6 million of mutual funds and other. The value of the securities in the Corporation’s equity portfolio may be affected by a number of factors, including factors that impact the performance of the U.S. securities market in general and, due to the concentration in stocks of financial institutions in the Corporation’s equity portfolio, specific risks associated with that sector. Historically, gains on sales of stocks of other financial institutions have been a recurring component of the Corporation’s earnings. However, general economic conditions and uncertainty surrounding the financial institution sector as a whole has impacted the value of these securities, as shown by the portfolio’s $899,000 net unrealized loss as of September 30, 2008. Further declines in bank stock values may impact the Corporation’s ability to realize gains in the future and could result in other-than-temporary impairment charges, as reflected by the $30.3 million of impairment charges recorded during the first nine months of 2008.
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
The Corporation’s trust company subsidiary, Fulton Financial Advisors, N.A. (FFA), holds ARCs for some of its customers’ accounts. ARCs are one of several types of securities that were previously utilized by FFA as short-term investment vehicles for its customers. ARCs are long-term securities structured to allow their sale in periodic auctions, resulting in the treatment of ARCs as short-term instruments in normal market conditions. However, in mid-February, 2008, market auctions for ARCs began to fail due to an insufficient number of buyers; these market failures were the first widespread and continuing failures in the over 20-year history of the auction rate securities markets. As a result, although the credit quality of ARCs has not been impacted, ARCs are currently not liquid investments for their holders, including FFA’s customers. It is unclear when liquidity will return to this market.

FFA has agreed to purchase ARCs from customer accounts upon notification from customers that they have liquidity needs or otherwise desire to liquidate their holdings. Specifically, FFA will generally purchase customer ARCs at par value with an interest adjustment, which would position customers as if they had owned 90-day U.S. Treasury bills instead of ARCs.
Management believes that the financial guarantee liability recorded as of September 30, 2008 is adequate. Future purchases of ARCs, changes in their estimated fair value or changes in the likelihood of their purchase could require the Corporation to make adjustments to the amount of the liability and have a material impact on the Corporation’s net income.
Difficult Conditions in the Capital Markets and the Economy Generally May Materially Adversely Affect The Corporation’s Business and Results of Operations. The Corporation Does Not Expect These Conditions to Improve in the Near Future.
The Corporation’s results of operations are affected by conditions in the capital markets and the economy generally. The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. The volatility and disruption in these markets have produced downward pressure on stock prices of, and credit availability to, certain companies without regard to those companies’ underlying financial strength.
Recently, concerns over inflation, the availability and cost of credit and a declining U.S. real estate market have contributed to increased volatility and diminished expectations for the economy and the capital and credit markets going forward. These factors, combined with declining business and consumer confidence, have precipitated an economic slowdown and induced fears of a prolonged recession. In addition, the fixed-income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the subprime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage-and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and inter-bank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased risk of default. Equity markets have also been experiencing heightened volatility and turmoil, with issuers that have exposure to the real estate, mortgage and credit markets particularly affected. These events and the continuing market upheavals, may have a continued adverse effect on the Corporation. In addition, in the event of extreme and prolonged market events, such as the global credit crisis, the Corporation could incur significant losses.
Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of the Corporation. The current crisis has also raised the possibility of future legislative and regulatory actions in addition to the recent enactment of the Emergency Economic Stabilization Act of 2008 that could further impact the Corporation. The Corporation cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition.
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

FULTON FINANCIAL CORPORATION
Date: November 10, 2008	/s/ R. Scott Smith, Jr.
R. Scott Smith, Jr.
Chairman, Chief Executive Officer and President

Date: November 10, 2008	/s/ Charles J. Nugent
Charles J. Nugent
Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibits Required Pursuant
to Item 601 of Regulation S-K
3.1	Amended and Restated Bylaws of Fulton Financial Corporation, as amended and restated on September 16, 2008 – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K dated September 18, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.