Form 10-Q/A
period 2008-09-30
FULTON FINANCIAL CORP
filed 2008-11-19
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459
FORM 10-Q/A
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE
This Amended Quarterly Report on Form 10-Q/A is being filed for the purpose of correcting clerical errors on Exhibit 32.1 and Exhibit 32.2. In all other material respects this Amended Quarterly Report on Form 10-Q/A is unchanged from the Quarterly Report on Form 10-Q filed by Fulton Financial Corporation on November 10, 2008.

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
Held to Maturity at September 30, 2008

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

As of September 30, 2008, the Corporation transferred pooled trust-preferred debt securities and certain single-issuer trust preferred securities, for which no current market exists, to Level 3 assets based on guidance provided within FSP 157-3. Prior to September 30, 2008, these securities were presented as Level 2 assets. As of September 30, 2008, the fair values of pooled-trust preferred debt securities were determined through the use of a discounted cash flow model which applied a credit and liquidity adjusted discount rate to expected cash flows for the securities. The fair values of single- issuer trust preferred securities included within Level 3 assets were determined based on quotes provided by third party brokers who determined fair values based predominantly on internal valuation models and were not indicative prices or binding offers.

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
The $24.3 million decrease in interest income was exceeded by a decrease in interest expense of $36.5 million, or 31.4%, to $79.8 million in the third quarter of 2008 from $116.3 million in the same period in 2007. Interest expense decreased $42.6 million as a result of a 139 basis point, or 35.4%, decrease in the average cost of interest-bearing liabilities. The decrease was slightly offset by a $6.0 million increase in interest expense caused by growth in average interest-bearing liabilities of $740.2 million, or 6.3%.
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

Interest income decreased $39.0 million, or 5.5%, due to an $89.1 million decrease caused by an 83 basis point reduction in average rates, offset by a $50.0 million increase in interest income realized from a $956.9 million, or 7.0%, increase in average balances.
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
The increase in salaries was primarily due to corporate and affiliate management bonus accruals, which increased $4.7 million, and normal merit increases, offset by decreases related to staff reductions that were made as part of corporate-wide workforce management and centralization initiatives which began in the second quarter of 2007. Average full-time equivalent employees decreased from 3,900 for the first nine months of 2007 to 3,670 for the first nine months of 2008.
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
The $1.7 million, or 21.0%, increase in advertising expense was due to core deposit promotional campaigns initiated during 2008. The $682,000 decrease in equipment expense and the $790,000 decrease in intangible amortization were due to both equipment and intangible assets becoming depreciated and amortized during 2008. The $1.4 million, or 31.3%, increase in professional fees was primarily due to charges related to a previously disclosed special review conducted at the former Resource Bank relating to potential repurchases of previously sold mortgage loans in the beginning of 2008 and an increase in legal fees as a result of the disposition of foreclosed real estate owned.
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
Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the companies. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation’s equity securities are classified as trading. Future cash flows from these investments are not provided in the table on page 52 as such investments do not have maturity dates.
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

Annual change
in net interest
Rate Shock	income	% Change
+300 bp	+ $19.0 million	+ 3.6%
+200 bp	+ $14.2 million	+ 2.7%
+100 bp	+ $ 8.0 million	+ 1.5%
-100 bp	- $11.8 million	- 2.2%
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
Information responsive to this item as of September 30, 2008 appears under the heading, “Risk Factors” within the Corporation’s Form 10-K for the year ended December 31, 2007, except for the following risk factors, which have been amended or added since December 31, 2007.
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
FULTON FINANCIAL CORPORATION

Date: November 19, 2008	/s/ R. Scott Smith, Jr.
R. Scott Smith, Jr.
Chairman, Chief Executive Officer and President

Date: November 19, 2008	/s/ Charles J. Nugent
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