Form 10-K
period 2008-12-31
FULTON FINANCIAL CORP
filed 2009-03-02
CIK 700564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008, or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based on the average bid and asked prices on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.7 billion. The number of shares of the registrant’s Common Stock outstanding on January 31, 2009 was 175,432,000.
Portions of the Definitive Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on April 29, 2009 are incorporated by reference in Part III.

PART I
Item 1. Business
General
Fulton Financial Corporation (the Corporation) was incorporated under the laws of Pennsylvania on February 8, 1982 and became a bank holding company through the acquisition of all of the outstanding stock of Fulton Bank on June 30, 1982. In 2000, the Corporation became a financial holding company as defined in the Gramm-Leach-Bliley Act (GLB Act), which allowed the Corporation to expand its financial services activities under its holding company structure (See “Competition” and “Regulation and Supervision”). The Corporation directly owns 100% of the common stock of ten community banks, two financial services companies and eleven non-bank entities. As of December 31, 2008, the Corporation had approximately 3,630 full-time equivalent employees.
The common stock of Fulton Financial Corporation is listed for quotation on the Global Select Market of The NASDAQ Stock Market under the symbol FULT. The Corporation’s internet address is www.fult.com. Electronic copies of the Corporation’s 2008 Annual Report on Form 10-K are available free of charge by visiting the “Investor Information” section of www.fult.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this internet address. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC).
Bank and Financial Services Subsidiaries
The Corporation’s ten subsidiary banks are located primarily in suburban or semi-rural geographical markets throughout a five state region (Pennsylvania, Delaware, Maryland, New Jersey and Virginia). Pursuant to its “super-community” banking strategy, the Corporation operates the banks autonomously to maximize the advantage of community banking and service to its customers. Where appropriate, operations are centralized through common platforms and back-office functions; however, decision-making generally remains with the local bank management. The Corporation is committed to a decentralized operating philosophy; however, in some markets, merging one subsidiary bank into another subsidiary bank creates operating and marketing efficiencies by leveraging existing brand awareness over a larger geographic area. In March 2008, the former Resource Bank subsidiary consolidated with Fulton Bank. In addition, during 2008, the Corporation announced the consolidation of its Maryland banking subsidiaries. The consolidation, which is expected to take place in 2009, will merge the Corporation’s Hagerstown Trust Company and Peoples Bank of Elkton subsidiaries into its Columbia Bank subsidiary.
The subsidiary banks are located in areas that are home to a wide range of manufacturing, distribution, health care and other service companies. The Corporation and its banks are not dependent upon one or a few customers or any one industry, and the loss of any single customer or a few customers would not have a material adverse impact on any of the subsidiary banks.
Each of the subsidiary banks offers a full range of consumer and commercial banking services in its local market area. Personal banking services include various checking account and savings deposit products, certificates of deposit and individual retirement accounts. The subsidiary banks offer a variety of consumer lending products to creditworthy customers in their market areas. Secured loan products include home equity loans and lines of credit, which are underwritten based on loan-to-value limits specified in the lending policy. Subsidiary banks also offer a variety of fixed and variable-rate products, including construction loans and jumbo loans. Residential mortgages are offered through Fulton Mortgage Company which operates as a division of each subsidiary bank (except for The Columbia Bank, which maintains its own mortgage lending operation). Consumer loan products also include automobile loans, automobile and equipment leases, personal lines of credit, credit cards and checking account overdraft protection.
Commercial banking services are provided to small and medium sized businesses (generally with sales of less than $100 million) in the subsidiary banks’ market areas. The maximum total lending commitment to an individual borrower was $33 million as of December 31, 2008, which is below the Corporation’s regulatory lending limit. Commercial lending options include commercial, financial, agricultural and real estate loans. Both floating and fixed rate loans are provided, with floating rate loans generally tied to an index such as the Prime Rate or the London Interbank Offering Rate. The Corporation’s commercial lending policy encourages relationship banking and provides strict guidelines related to customer creditworthiness and collateral requirements. In addition, construction lending, equipment leasing, credit cards, letters of credit, cash management services and traditional deposit products are offered to commercial customers.
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
The following table provides certain information for the Corporation’s banking and financial services subsidiaries as of December 31, 2008.

	Main Office	Total	Total
Subsidiary	Location	Assets	Deposits	Branches (1)
		(dollars in millions)
Fulton Bank	Lancaster, PA	$7,936	$4,854	102
The Bank	Woodbury, NJ	2,036	1,567	51
The Columbia Bank	Columbia, MD	1,679	1,128	26
Lafayette Ambassador Bank	Easton, PA	1,418	1,042	25
Skylands Community Bank	Hackettstown, NJ	1,276	956	27
Hagerstown Trust Company	Hagerstown, MD	527	423	12
Delaware National Bank	Georgetown, DE	469	319	12
FNB Bank, N.A.	Danville, PA	364	273	10
Swineford National Bank	Hummels Wharf, PA	296	225	7
The Peoples Bank of Elkton	Elkton, MD	140	123	2
Fulton Financial Advisors, N.A. and Fulton Insurance Services Group, Inc.	Lancaster, PA	—	—	—

				274

(1)	Remote service facilities (mainly stand-alone automated teller machines) are excluded. See additional information in “Item 2. Properties”.
Non-Bank Subsidiaries
The Corporation owns 100% of the common stock of five non-bank subsidiaries which are consolidated for financial reporting purposes: (i) Fulton Reinsurance Company, LTD, which engages in the business of reinsuring credit life and accident and health insurance directly related to extensions of credit by the banking subsidiaries of the Corporation; (ii) Fulton Financial Realty Company, which holds title to or leases certain properties upon which Corporation branch offices and other facilities are located; (iii) Central Pennsylvania Financial Corp., which owns certain limited partnership interests in partnerships invested in low and moderate income housing projects; (iv) FFC Management, Inc., which owns certain investment securities and other passive investments; and (v) FFC Penn Square, Inc. which owns $44.0 million of trust preferred securities issued by a subsidiary of the Corporation’s largest bank subsidiary.
The Corporation owns 100% of the common stock of six non-bank subsidiaries which are not consolidated for financial reporting purposes. The following table provides information for these non-bank subsidiaries, whose sole assets consist of junior subordinated deferrable interest debentures issued by the Corporation, as of December 31, 2008:

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
Market Share
Although there are many ways to assess the size and strength of banks, deposit market share continues to be an important industry statistic. This publicly available information is compiled, as of June 30th of each year, by the Federal Deposit Insurance Corporation (FDIC). The Corporation’s banks maintain branch offices in 53 counties across five states. In nine of these counties, the Corporation ranked in the top three in deposit market share (based on deposits as of June 30, 2008). The following table summarizes information about the counties in which the Corporation has branch offices and its market position in each county.

				No. of Financial		Deposit Market Share
				Institutions		(June 30, 2008)
		Population		Banks/	Credit
County	State	(2008 Est.)	Banking Subsidiary	Thrifts	Unions	Rank	%
Lancaster	PA	500,000	Fulton Bank	19	13	1	19.4%
Berks	PA	408,000	Fulton Bank	21	12	9	2.9%
Bucks	PA	628,000	Fulton Bank	37	16	17	1.9%
Centre	PA	142,000	Fulton Bank	15	4	18	0.4%
Chester	PA	493,000	Fulton Bank	42	5	15	1.4%
Columbia	PA	65,000	FNB Bank, N.A.	7	—	6	5.1%
Cumberland	PA	229,000	Fulton Bank	22	5	15	1.3%
Dauphin	PA	255,000	Fulton Bank	19	9	7	3.0%
Delaware	PA	557,000	Fulton Bank	43	16	42	0.1%
Lebanon	PA	129,000	Fulton Bank	10	2	1	26.7%
Lehigh	PA	342,000	Lafayette Ambassador Bank	19	13	9	3.5%
Lycoming	PA	117,000	FNB Bank, N.A.	11	10	14	0.8%
Montgomery	PA	779,000	Fulton Bank	50	23	34	0.3%
Montour	PA	18,000	FNB Bank, N.A.	4	3	1	29.3%
Northampton	PA	297,000	Lafayette Ambassador Bank	17	13	3	13.6%
Northumberland	PA	91,000	Swineford National Bank	18	3	14	1.8%
			FNB Bank, N.A.			8	4.8%

				No. of Financial		Deposit Market Share
				Institutions		(June 30, 2008)
		Population		Banks/	Credit
County	State	(2008 Est.)	Banking Subsidiary	Thrifts	Unions	Rank	%
Schuylkill	PA	147,000	Fulton Bank	20	4	10	3.5%
Snyder	PA	38,000	Swineford National Bank	8	—	1	28.8%
Union	PA	44,000	Swineford National Bank	8	1	6	6.0%
York	PA	426,000	Fulton Bank	18	16	5	8.7%
New Castle	DE	531,000	Delaware National Bank	31	24	24	0.1%
Sussex	DE	186,000	Delaware National Bank	16	4	6	0.7%
Anne Arundel	MD	512,000	The Columbia Bank	32	8	37	—
Baltimore	MD	794,000	The Columbia Bank	44	18	24	0.9%
Baltimore City	MD	639,000	The Columbia Bank	40	16	25	0.3%
Cecil	MD	103,000	Peoples Bank of Elkton	8	3	5	10.3%
Frederick	MD	228,000	The Columbia Bank	18	2	16	0.5%
Howard	MD	277,000	The Columbia Bank	20	3	2	13.2%
Montgomery	MD	941,000	The Columbia Bank	36	20	33	0.3%
Prince Georges	MD	846,000	The Columbia Bank	23	20	14	1.5%
Washington	MD	147,000	Hagerstown Trust Company	13	3	2	18.8%
Atlantic	NJ	275,000	The Bank	15	6	15	0.9%
Burlington	NJ	454,000	The Bank	23	10	23	0.2%
Camden	NJ	519,000	The Bank	21	8	12	1.5%
Cumberland	NJ	157,000	The Bank	12	4	9	2.4%
Gloucester	NJ	288,000	The Bank	22	4	2	13.4%
Hunterdon	NJ	132,000	Skylands Community Bank	14	3	12	2.1%
Mercer	NJ	371,000	The Bank	27	19	18	0.6%
Middlesex	NJ	791,000	Skylands Community Bank	44	25	38	0.2%
Monmouth	NJ	637,000	The Bank	27	9	24	0.7%
Morris	NJ	498,000	Skylands Community Bank	33	10	17	1.4%
Ocean	NJ	571,000	The Bank	23	6	16	0.8%
Salem	NJ	67,000	The Bank	8	4	1	27.6%
Somerset	NJ	330,000	Skylands Community Bank	26	7	8	3.4%
Sussex	NJ	155,000	Skylands Community Bank	14	1	13	0.7%
Warren	NJ	112,000	Skylands Community Bank	14	2	5	10.1%
Chesapeake	VA	222,000	Fulton Bank	14	6	14	1.4%
Fairfax	VA	1,022,000	Fulton Bank	40	14	25	0.2%
Henrico	VA	291,000	Fulton Bank	24	10	25	0.1%
Manassas	VA	37,000	Fulton Bank	14	1	10	1.9%
Newport News	VA	180,000	Fulton Bank	12	7	15	0.8%
Richmond City	VA	192,000	Fulton Bank	16	15	17	0.2%
Virginia Beach	VA	436,000	Fulton Bank	16	8	9	2.3%
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
Regulators – The Corporation is a registered financial holding company, and its subsidiary banks are depository institutions whose deposits are insured by the FDIC. The Corporation and its subsidiaries are subject to various regulations and examinations by regulatory authorities. The following table summarizes the charter types and primary regulators for each of the Corporation’s subsidiary banks.

Primary
Subsidiary	Charter	Regulator(s)
Fulton Bank	PA	PA/FDIC
The Bank	NJ	NJ/FDIC
The Columbia Bank	MD	MD/FDIC
Lafayette Ambassador Bank	PA	PA/FRB
Skylands Community Bank	NJ	NJ/FDIC
Hagerstown Trust Company	MD	MD/FDIC
Delaware National Bank	National	OCC (1)
FNB Bank, N.A.	National	OCC
Swineford National Bank	National	OCC
The Peoples Bank of Elkton	MD	MD/FDIC
Fulton Financial Advisors, N.A.	National (2)	OCC
Fulton Financial (Parent Company)	N/A	FRB

(1)	Office of the Comptroller of the Currency.

(2)	Fulton Financial Advisors, N.A. is chartered as an uninsured national trust bank.
Federal statutes that apply to the Corporation and its subsidiaries include the GLB Act, the Bank Holding Company Act (BHCA), the Federal Reserve Act and the Federal Deposit Insurance Act, among others. In general, these statutes and related interpretations establish the eligible business activities of the Corporation, certain acquisition and merger restrictions, limitations on intercompany transactions such as loans and dividends and capital adequacy requirements, among other statutes and regulations.
The Corporation is subject to regulation and examination by the FRB, and is required to file periodic reports and to provide additional information that the FRB may require. In addition, the FRB must approve certain proposed changes in organizational structure or other business activities before they occur. The BHCA imposes certain restrictions upon the Corporation regarding the acquisition of substantially all of the assets of or direct or indirect ownership or control of any bank for which it is not already the majority owner.
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
The Corporation is also limited in the amount of dividends that it may receive from its subsidiary banks. Dividend limitations vary, depending on the subsidiary bank’s charter and whether or not it is a member of the Federal Reserve System. Generally, subsidiaries are prohibited from paying dividends when doing so would cause them to fall below the regulatory minimum capital levels. Additionally, limits may exist on paying dividends in excess of net income for specified periods. See “Note J – Regulatory Matters” in the Notes to Consolidated Financial Statements for additional information regarding regulatory capital and dividend and loan limitations.
Federal Deposit Insurance – Substantially all of the deposits of the Corporation’s subsidiary banks are insured up to the applicable limits by the Bank Insurance Fund (BIF) of the FDIC, generally up to $100,000 per insured depositor and up to $250,000 for retirement accounts. Effective October 3, 2008 with the enactment of the Emergency Economic Stabilization Act of 2008 (EESA), the $100,000 insurance limit was increased to $250,000 through December 31, 2009. See additional discussion of the EESA under “Regulatory Developments”. The subsidiary banks pay deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund member institutions. The FDIC has established a risk-based assessment system under which institutions are classified and pay premiums according to their perceived risk to the Federal deposit insurance funds. The FDIC is not required to charge deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels. For the period from 1997 through 2006, the Corporation’s subsidiary banks (based on the FDIC’s classification system), did not pay any premiums as the BIF was sufficiently funded. However, in 2006, legislation was passed reforming the bank deposit insurance system. The reform act allowed the FDIC to raise the minimum reserve ratio and allowed eligible insured institutions an initial one-time credit to be used against premiums due. During 2007 and 2008, the Corporation’s subsidiary banks were assessed insurance premiums, which were partially offset by each affiliate’s one-time credit. It is likely that premiums will continue to be assessed in the near term and that the Corporation’s expense will increase as deposits grow and one-time credits expire. Furthermore, with the recent increase in bank failures, the BIF has become underfunded and the FDIC has proposed changes in the assessment rates which will become effective in 2009. In addition, the FDIC has adopted an interim rule imposing an emergency special assessment of 20 basis points on insured deposits. If this interim rule is implemented, the Corporation could incur additional FDIC insurance premiums of approximately $20 million in 2009.
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

Failure to comply with the Patriot Act’s requirements could have serious legal, financial and reputational consequences. The Corporation has adopted appropriate policies, procedures and controls to address compliance with the Patriot Act and will continue to revise and update its policies, procedures and controls to reflect changes required, as necessary.
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

Regulatory Developments – On October 3, 2008 the EESA, also known as the Troubled Asset Relief Program (TARP), was enacted. In connection with the EESA, the U.S. Treasury Department (UST) initiated a Capital Purchase Program (CPP), which allows for qualifying financial institutions to issue preferred stock to the UST, subject to certain limitations and terms. The EESA was developed to attract broad participation by strong financial institutions, to stabilize the financial system and increase lending to benefit the national economy and citizens of the U.S.
On December 23, 2008, the Corporation entered into a Securities Purchase Agreement with the UST pursuant to which the Corporation sold to the UST for an aggregate purchase price of $376.5 million, 376,500 shares of preferred stock and warrants to purchase up to 5.5 million shares of common stock of the Corporation. The preferred stock ranks senior to the Corporation’s common shares and pays a compounding cumulative dividend at a rate of 5% per year for the first five years, and 9% per year thereafter. The preferred stock is non-voting, other than class voting rights on matters that could adversely affect the preferred stock. The preferred stock is callable at par after three years. Prior to the end of three years, the preferred stock may be redeemed with the proceeds from one or more qualified equity offerings, as defined, of any Tier 1 perpetual preferred or common stock of at least $94.1 million. The UST may also transfer the preferred stock to a third-party at any time. The Corporation’s preferred stock is included as a component of Tier 1 capital in accordance with regulatory capital requirements.
As a condition of its participation in the CPP, and as long as the preferred stock issued to the UST is outstanding, without the consent of the UST, common stock repurchases are currently limited to purchases in connection with the administration of any employee benefit plan, consistent with past practices, including purchases to offset share dilution in connection with any such plans until December 2011 or until the UST no longer owns any of the Corporation’s preferred shares issued under the CPP. In addition, the Corporation is prohibited from paying any dividend with respect to shares of common stock or repurchasing or redeeming any shares of the Corporation’s common shares in any quarter unless all accrued and unpaid dividends are paid on the preferred stock for all past dividend periods (including the latest completed dividend period), subject to certain limited exceptions. In addition, without the consent of the UST, the Corporation is prohibited from declaring or paying any cash dividends on common shares in excess of $0.15 per share, which was the last quarterly cash dividend per share declared prior to October 14, 2008.
See also Note M, “Stock-based Compensation Plans and Shareholders’ Equity” in the Notes to Consolidated Financial Statements for additional details related to the Corporation’s participation in the CPP.
Item 1A. Risk Factors
An investment in the Corporation’s common stock involves certain risks, including, among others, the risks described below. In addition to the other information contained in this report, you should carefully consider the following risk factors.
Changes in interest rates may have an adverse effect on the Corporation’s net income or loss.
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
Net interest income is the most significant component of the Corporation’s net income, accounting for approximately 76% of total revenues in 2008. The narrowing of interest rate spreads, the difference between interest rates earned on loans and investments and interest rates paid on deposits and borrowings, could adversely affect the Corporation’s net interest income and financial condition. Based on the current interest rate environment and the price sensitivity of customers, loan demand could continue to outpace the growth of core demand and savings accounts, resulting in compression of net interest margin. Finally, regional and local economic conditions as well as fiscal and monetary policies of the Federal government, including those of the FRB, may affect prevailing interest rates. The Corporation cannot predict or control changes in interest rates.
The severity and duration of the current recession and the composition of the Corporation’s loan portfolio could impact the level of loan charge-offs and the provision for loan losses and may affect the Corporation’s net income or loss.
National and regional economic conditions could impact the loan portfolios of the Corporation’s subsidiary banks. For example, an increase in unemployment, a decrease in real estate values or increases in interest rates, as well as other factors, could further weaken the economies of the communities the Corporation serves. Weakness in the market areas served by the Corporation’s subsidiary banks could depress its earnings and consequently its financial condition because:
•	borrowers may not be able to repay their loans;

•	the value of the collateral securing the Corporation’s loans to borrowers may decline; and

•	the quality of the Corporation’s loan portfolio may decline.
Any of these scenarios could require the Corporation to charge-off a higher percentage of its loans and/or increase its provision for loan losses, which would negatively impact its results of operations.
In addition, the amount of the Corporation’s provision for loan losses and the percentage of loans it is required to charge-off may be impacted by the overall risk composition of the loan portfolio. During 2008, the Corporation’s provision for loan losses was $119.6 million. While the Corporation believes that its allowance for loan losses as of December 31, 2008 is sufficient to cover losses inherent in the loan portfolio on that date, the Corporation may be required to increase its loan loss provision or charge-off a higher percentage of loans due to changes in the risk characteristics of the loan portfolio, thereby negatively impacting its results of operations. A decrease in real estate values could cause higher loan losses and require higher loan loss provisions for loans that are secured by real estate.
Price fluctuations in securities markets, as well as recent market events, such as a continuation of the disruption in credit and other markets and the abnormal functioning of markets for securities, could have an impact on the Corporation’s results of operations.
As of December 31, 2008, the Corporation’s equity investments consisted of Federal Home Loan Bank (FHLB) and Federal Reserve Bank stock ($85.3 million), common stocks of publicly traded financial institutions ($43.4 million), and money market mutual funds and other equity investments ($10.0 million). The value of the securities in the Corporation’s equity portfolio may be affected by a number of factors, including factors that impact the performance of the U.S. securities market in general and, due to the concentration in stocks of financial institutions in the Corporation’s equity portfolio, specific risks associated with that sector. Historically, gains on sales of stocks of other financial institutions have been a recurring component of the Corporation’s earnings. However, general economic conditions and uncertainty surrounding the financial institution sector as a whole has impacted the value of these securities over the past two years. Further declines in bank stock values could result in additional other-than-temporary impairment charges. During 2008, $43.1 million of impairment charges were recorded for stocks of financial institutions.
As of December 31, 2008, the Corporation has $119.9 million of corporate debt securities issued by financial institutions whose values declined significantly during 2008. As with stocks of financial institutions, continued declines in the values of these securities, combined with adverse changes in the expected cash flows from these investments, could result in additional other-than-temporary impairment charges. During 2008, $20.7 million of impairment charges were recorded for debt securities issued by financial institutions.
The Corporation’s investment management and trust services income could also be impacted by fluctuations in the securities market. A portion of this revenue is based on the value of the underlying investment portfolios. If the values of those investment portfolios decrease, whether due to factors influencing U.S. securities markets in general, or otherwise, the Corporation’s revenue could be negatively impacted. In addition, the Corporation’s ability to sell its brokerage services is dependent, in part, upon consumers’ level of confidence in the outlook for rising securities prices.
During 2008, developments in the market for student loan auction rate securities (also known as “auction rate certificates” or “ARCs”) resulted in the Corporation recording charges of $19.8 million.
The Corporation’s investment management and trust subsidiary, Fulton Financial Advisors, N.A. (FFA), holds ARCs for some of its customers’ accounts. ARCs are one of several types of securities that were previously utilized by FFA as short-term investment vehicles for its customers. ARCs are long-term securities structured to allow their sale in periodic auctions, resulting in the treatment of ARCs as short-term instruments in normal market conditions. However, in mid-February, 2008, market auctions for ARCs began to fail due to an insufficient number of buyers; these market failures were the first widespread and continuing failures in the over 20-year history of the auction rate securities markets. As a result, although the credit quality of ARCs has not been impacted, ARCs are currently not liquid investments for their holders, including FFA’s customers. It is unclear when liquidity will return to this market.

FFA has agreed to purchase ARCs from customer accounts upon notification from customers that they have liquidity needs or otherwise desire to liquidate their holdings. Specifically, FFA will generally purchase customer ARCs at par value with an interest adjustment, which would position customers as if they had owned 90-day U.S. Treasury bills instead of ARCs.
Management believes that the financial guarantee liability recorded as of December 31, 2008 is adequate. Future purchases of ARCs, changes in their estimated fair value or changes in the likelihood of their purchase could require the Corporation to make adjustments to the amount of the liability and have a material impact on the Corporation’s results of operations.
If the goodwill that the Corporation has recorded in connection with its acquisitions becomes impaired, it could have a negative impact on the Corporation’s results of operations.
The Corporation has historically supplemented its internal growth with strategic acquisitions of banks, branches and other financial services companies. Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. During 2008, the Corporation recorded a $90.0 million goodwill impairment charge for one of its defined reporting units. As of December 31, 2008, the Corporation had $534.4 million of goodwill on its consolidated balance sheet. Companies must evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to earnings in the period in which the impairment occurs. Despite the current year’s impairment charge, there can be no assurance that future evaluations of goodwill will not result in additional findings of impairment.
Difficult conditions in the capital markets and the economy generally may materially adversely affect the Corporation’s business and results of operations. The Corporation does not expect these conditions to improve in the near future.
The Corporation’s results of operations and financial condition are affected by conditions in the capital markets and the economy generally. The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. The volatility and disruption in these markets have produced downward pressure on stock prices of, and credit availability to, certain companies without regard to those companies’ underlying financial strength.
In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (EESA) into law. Pursuant to the EESA, the U.S. Treasury (UST) was authorized to, among other things, deploy up to $750 billion into the financial system. On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (ARRA) into law. The Federal Government, the Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. There can be no assurance as to what impact such actions will have on the financial markets, including the extreme levels of volatility currently being experienced. Such actions, although intended to aid the financial markets, and continued volatility in the markets could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common stock.
Recently, concerns over the availability and cost of credit and a declining U.S. real estate market have contributed to increased volatility and diminished expectations for the economy and the capital and credit markets going forward. These factors, combined with declining business and consumer confidence, have precipitated an economic slowdown and induced fears of a prolonged recession. These events and the continuing market upheavals may have a continued adverse effect on the Corporation.
Included among the potential adverse effects of the current economic downturn on the Corporation are the following:
•	A prolonged economic downturn, especially one affecting the Corporation’s geographic market areas, could reduce the Corporation’s customer base level of deposits and demand for financial products, such as loans. The Corporation’s success depends significantly upon the growth in population, income levels, deposits and housing starts in its geographic markets. Unlike many larger institutions, the Corporation is not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations. If the communities in which the Corporation operates do not grow, or if prevailing economic conditions locally or nationally are unfavorable, its business could be adversely affected.

•	Recent negative developments in the financial industry and the credit markets may subject the Corporation to additional regulation. As discussed above, the Corporation and its subsidiaries are subject to regulations and examinations by various regulatory authorities. In addition, as a result of its participation in the UST’s Capital Purchase Program (CPP), the Corporation is subject to certain restrictions associated with participation in the CPP.

As a result of the recent global financial crisis, the potential exists for new Federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, which may result in the issuance of formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact the Corporation’s operations, including its ability to originate or sell loans, and adversely impact its financial performance.

•	The Corporation’s future growth and liquidity needs may require the Corporation to raise additional capital in the future, but that capital may not be available when it is needed or may be available at an excessive cost. The Corporation is required by regulatory authorities to maintain adequate levels of capital to support its operations. In October 2008, the UST announced plans to direct $250 billion of its authority under EESA into preferred stock investments in banks under the CPP. In November 2008, the Corporation voluntarily applied to the UST to participate in the CPP and the application was approved. As a result, on December 23, 2008, the Corporation issued $376.5 million of preferred stock, as well as warrants to purchase 5.5 million shares of the Corporation’s common stock, to the UST.

The Corporation anticipates that current capital levels will satisfy regulatory requirements for the foreseeable future. The Corporation may at some point choose to raise additional capital to support its continued growth or to redeem the preferred stock issued under the CPP. The Corporation’s ability to raise additional capital will depend, in part, on conditions in the capital markets at that time, which are outside of the Corporation’s control. Accordingly, the Corporation may be unable to raise additional capital, if and when needed, on terms acceptable to the Corporation, or at all. If the Corporation cannot raise additional capital when needed, its ability to further expand operations through internal growth and acquisitions could be materially impacted. In addition, if the Corporation decides to raise additional equity capital, shareholders’ interests could be diluted.

In addition to primary sources of liquidity in the form of principal and interest payments on outstanding loans and investments and deposits, the Corporation maintains secondary sources that provide it with additional liquidity. These secondary sources include secured and unsecured borrowings from sources such as the Federal Reserve Bank and FHLB and third-party commercial banks. The Corporation’s strong liquidity position was further enhanced by its participation in the CPP and it believes that it is well positioned to withstand current market conditions. However, market liquidity conditions have been negatively impacted by the recent disruptions in the capital markets and could, in the future, have a negative impact on secondary sources of liquidity.
The competition the Corporation faces is significant and may reduce the Corporation’s customer base and negatively impact the Corporation’s results of operations.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The following table summarizes the Corporation’s branch properties, by subsidiary bank, as of December 31, 2008. Remote service facilities (mainly stand-alone automated teller machines) are excluded.

			Total
Subsidiary Bank	Owned	Leased	Branches
Fulton Bank	37	65	102
The Bank	32	19	51
The Columbia Bank	5	21	26
Lafayette Ambassador Bank	8	17	25
Skylands Community Bank	7	20	27
Hagerstown Trust Company	6	6	12
Delaware National Bank	9	3	12
FNB Bank, N.A.	8	2	10
Swineford National Bank	5	2	7
The Peoples Bank of Elkton	1	1	2

Total	118	156	274

The following table summarizes the Corporation’s other significant administrative properties. Banking subsidiaries also maintain administrative offices at their respective main banking branches. These properties are included within the preceding table.

Owned/
Entity	Property	Location	Leased
Fulton Bank/Fulton Financial Corporation	Corporate Headquarters	Lancaster, PA	(1)
Fulton Financial Corporation	Operations Center	East Petersburg, PA	Owned
Fulton Bank	Operations Center	Mantua, NJ	Owned
Lafayette Ambassador Bank	Operations Center	Bethlehem, PA	Owned

(1)	Includes approximately 100,000 square feet which is owned by an independent third-party who financed the construction through a loan from Fulton Bank. The Corporation is leasing this space from the third-party in an arrangement accounted for as a capital lease. The lease term expires in 2027. The Corporation owns the remainder of the Corporate Headquarters location. This property also includes a Fulton Bank branch, which is included in the preceding table.

Item 3. Legal Proceedings
There are no legal proceedings pending against Fulton Financial Corporation or any of its subsidiaries which are expected to have a material impact upon the financial position and/or the operating results of the Corporation.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders of Fulton Financial Corporation during the fourth quarter of 2008.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
As of December 31, 2008, the Corporation had 175.0 million shares of $2.50 par value common stock outstanding held by approximately 48,000 holders of record. The common stock of the Corporation is traded on The NASDAQ Stock Market under the symbol FULT.
The following table presents the quarterly high and low prices of the Corporation’s common stock and per-share cash dividends declared for each of the quarterly periods in 2008 and 2007.

	Price Range		Per-Share
	High	Low	Dividend
2008
First Quarter	$13.69	$9.83	$0.1500
Second Quarter	13.66	10.03	0.1500
Third Quarter	17.00	7.35	0.1500
Fourth Quarter	13.04	7.89	0.1500

2007
First Quarter	$16.81	$14.50	$0.1475
Second Quarter	15.32	14.21	0.1500
Third Quarter	16.26	11.25	0.1500
Fourth Quarter	15.02	9.91	0.1500
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about options outstanding under the Corporation’s 1996 Incentive Stock Option Plan and 2004 Stock Option and Compensation Plan as of December 31, 2008:

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	first column)
Equity compensation plans approved by security holders	7,056,184	$13.66	13,609,429

Equity compensation plans not approved by security holders	—	—	—

Total	7,056,184	$13.66	13,609,429

Performance Graph
The graph below shows cumulative investment returns to shareholders based on the assumptions that (A) an investment of $100.00 was made on December 31, 2003, in each of the following: (i) Fulton Financial Corporation common stock; (ii) the stock of all U. S. companies traded on The NASDAQ Stock Market and (iii) common stock of the performance peer group approved by the Board of Directors on September 21, 2004 consisting of bank and financial holding companies located throughout the United States with assets between $6-20 billion which were not a party to a merger agreement as of the end of the period and (B) all dividends were reinvested in such securities over the past five years. The graph is not indicative of future price performance.
The graph below is furnished under this Part II Item 5 of this Form 10-K and shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

	Period Ending December 31

Index	2003	2004	2005	2006	2007	2008

Fulton Financial Corporation	100.00	115.21	112.35	115.99	81.37	73.52

NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72

Fulton Financial 2008 Peer Group	100.00	116.00	115.67	126.42	102.33	88.74

(1)	A listing of the Fulton Financial Peer Group is located under the heading “Compensation Discussion and Analysis” within the Corporation’s 2009 Proxy Statement.
Issuer Purchases of Equity Securities

Not Applicable.

Item 6. Selected Financial Data

5-YEAR CONSOLIDATED SUMMARY OF FINANCIAL RESULTS
(dollars in thousands, except per-share data)

	2008	2007	2006	2005	2004
SUMMARY OF OPERATIONS
Interest income	$867,494	$939,577	$864,507	$625,767	$493,643
Interest expense	343,346	450,833	378,944	213,219	135,994

Net interest income	524,148	488,744	485,563	412,548	357,649
Provision for loan losses	119,626	15,063	3,498	3,120	4,717
Investment securities (losses) gains, net	(58,241)	1,740	7,439	6,625	17,712
Other income	155,387	146,284	142,436	137,673	121,152
Gain on sale of credit card portfolio	13,910	—	—	—	—
Other expenses	406,625	405,455	365,991	316,291	277,515
Goodwill impairment	90,000	—	—	—	—

Income before income taxes	18,953	216,250	265,949	237,435	214,281
Income taxes	24,570	63,532	80,422	71,361	64,673

Net income (loss)	(5,617)	152,718	185,527	166,074	149,608
Preferred stock dividends and discount accretion	(463)	—	—	—	—

Net income (loss) available to common shareholders	$(6,080)	$152,718	$185,527	$166,074	$149,608

PER COMMON SHARE (1)
Net income (loss) (basic)	$(0.03)	$0.88	$1.07	$1.01	$0.95
Net income (loss) (diluted)	(0.03)	0.88	1.06	1.00	0.94
Cash dividends	0.600	0.598	0.581	0.540	0.493

RATIOS
Return on average assets	(0.04%)	1.01%	1.30%	1.41%	1.45%
Return on average equity	(0.35)	9.98	12.84	13.24	13.98
Return on average tangible equity (2)	9.29	18.16	23.87	20.28	18.58
Net interest margin	3.70	3.66	3.82	3.93	3.83
Efficiency ratio	56.31	61.20	56.00	55.50	55.90
Ending tangible common equity to tangible assets	5.97	6.03	5.98	6.98	7.94
Dividend payout ratio	N/M	68.00	54.80	54.00	52.50

PERIOD-END BALANCES
Total assets	$16,185,106	$15,923,098	$14,918,964	$12,401,555	$11,160,148
Investment securities	2,724,841	3,153,552	2,878,238	2,562,145	2,449,859
Loans, net of unearned income	12,042,620	11,204,424	10,374,323	8,424,728	7,533,915
Deposits	10,551,916	10,105,445	10,232,469	8,804,839	7,895,524
Federal Home Loan Bank advances and long-term debt	1,787,797	1,642,133	1,304,148	860,345	684,236
Shareholders’ equity	1,859,647	1,574,920	1,516,310	1,282,971	1,244,087

AVERAGE BALANCES
Total assets	$15,976,871	$15,090,458	$14,297,681	$11,781,485	$10,348,268
Investment securities	2,924,340	2,843,478	2,869,862	2,498,538	2,563,143
Loans, net of unearned income	11,595,243	10,736,566	9,892,082	7,981,604	6,857,386
Deposits	10,016,528	10,222,594	9,955,247	8,364,435	7,285,134
Federal Home Loan Bank advances and long-term debt	1,822,115	1,579,527	1,069,868	839,694	641,154
Shareholders’ equity	1,609,828	1,530,613	1,444,793	1,254,476	1,069,904

N/M	– Not meaningful.

(1)	Adjusted for stock dividends and stock splits.

(2)	Net income (loss), as adjusted for intangible amortization (net of tax) and goodwill impairment charges, divided by average common shareholders’ equity, net of goodwill and intangible assets.

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
FORWARD-LOOKING STATEMENTS
The Corporation has made, and may continue to make, certain forward-looking statements with respect to its acquisition and growth strategies; market risk; changes or adverse developments in economic, political, or regulatory conditions; a continuation or worsening of the current disruption in credit and other markets, including the lack of or reduced access to, and the abnormal functioning of, markets for mortgages and other asset-backed securities and for commercial paper and other short-term borrowings; the effect of competition and interest rates on net interest margin and net interest income; investment strategy and income growth; investment securities gains; declines in the value of securities which may result in charges to earnings; changes in rates of deposit and loan growth; asset quality and the impact on assets from adverse changes in the economy and in credit or other markets and resulting effects on credit risk and asset values; balances of risk-sensitive assets to risk-sensitive liabilities; salaries and employee benefits and other expenses; amortization of intangible assets; goodwill impairment; capital and liquidity strategies and other financial and business matters for future periods. The Corporation cautions that these forward-looking statements are subject to various assumptions, risks and uncertainties. Because of the possibility of changes in these assumptions, actual results could differ materially from forward-looking statements. The Corporation undertakes no obligations to update or revise any forward-looking statements.
OVERVIEW
During 2008, the Corporation faced significant challenges associated with the overall economic downturn. Poor economic conditions, which were initially evident within the residential housing market beginning in 2007, spread throughout most sectors of the economy in 2008. The values of various assets, including loans, investment securities and intangible assets, declined significantly in the current year, resulting in a number of significant charges to earnings.
Despite these setbacks and the expectation of a challenging economy – at least in the short-term – the Corporation believes it is positioned to withstand the current conditions through its strong capital and liquidity positions, conservative underwriting of loans and prudent management of interest rate risk.
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

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	2008	2007
Net income (loss) available to common shareholders (in thousands)	$(6,080)	$152,718
Income before income taxes (in thousands)	$18,953	$216,250
Diluted net income (loss) per common share (1)	$(0.03)	$0.88
Return on average assets	(0.04%)	1.01%
Return on average equity (2)	(0.35%)	9.98%
Return on average tangible equity (3)	9.29%	18.16%
Net interest margin (4)	3.70%	3.66%
Non-performing assets to total assets	1.35%	0.76%

(1)	Calculated as net income (loss) available to common shareholders divided by diluted weighted average common shares outstanding.

(2)	Calculated as net income (loss), divided by average shareholders’ equity.

(3)	Calculated as net income (loss), adjusted for intangible amortization (net of tax) and goodwill impairment charges, divided by average shareholders’ equity, excluding goodwill and intangible assets.

(4)	Presented on a fully taxable-equivalent (FTE) basis, using a 35% Federal tax rate and statutory interest expense disallowances. See also “Net Interest Income” section of Management’s Discussion.
The Corporation’s income before income taxes in 2008 decreased $197.3 million, or 91.2%, from 2007. The decrease in income before income taxes in 2008 in comparison to 2007 was primarily due to the following:
Decreases in income before income taxes:
•	An increase in the provision for loan losses of $104.6 million, or 694.2%, to $119.6 million in 2008.

During 2008, deteriorating economic conditions negatively impacted the quality of the Corporation’s loan portfolio. In general, significant declines in residential real estate values led to a slowing of the housing markets. This, in turn, had a detrimental impact on residential real estate developers and their ability to meet the contractual payments on their loans. Ultimately, as the slowdown spread through other sectors of the economy and recessionary conditions became evident, other types of credit began to deteriorate as the confidence of both businesses and consumers declined.

The Corporation’s non-performing assets increased significantly, from $120.9 million, or 0.76% of total assets, as of December 31, 2007 to $219.0 million, or 1.35% of total assets, as of December 31, 2008, with significant increases occurring in non-performing construction loans, commercial mortgages and commercial loans. Net charge-offs for 2008 were 0.45% of average loans, compared to 0.09% in 2007. As a result of these increases in non-performing assets and net charge-offs, the Corporation increased the provision for loan losses as additional allocations of the allowance for loan losses became necessary.

•	A goodwill impairment charge of $90.0 million, recorded in 2008.

As required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (Statement 142), the Corporation completes an annual goodwill impairment test as of October 31st each year. In connection with its 2008 impairment test, the Corporation determined that the goodwill associated with its Columbia Bank reporting unit was impaired; resulting in a $90.0 million impairment charge.

•	A $65.0 million increase in charges related to the other-than-temporary impairment of securities.

During 2008, the Corporation recorded pre-tax charges of $65.3 million for the other-than-temporary impairment of investment securities, recorded within investment securities (losses) gains on the consolidated statements of operations. During 2007, the Corporation recorded $324,000 of other-than-temporary impairment charges. Other-than-temporary impairment charges were recognized mainly for the Corporation’s investments in stocks of financial institutions and debt securities issued by financial institutions. Uncertainty surrounding the sector as a whole negatively impacted the value of securities issued by financial institutions.

During 2008, the Corporation’s other-than-temporary impairment charges related to stocks of financial institutions were $43.1 million, while its other-than-temporary impairment charges for debt securities were $20.7 million, primarily for pooled trust preferred securities issued by financial institutions.

•	Contingent losses of $19.8 million associated with the Corporation’s guarantee to purchase illiquid auction rate securities from customers.

The Corporation’s investment management and trust subsidiary, Fulton Financial Advisors, N.A. (FFA), held student loan auction rate securities, also known as auction rate certificates (ARCs), for some of its customers’ accounts. ARCs were one of several types of securities that were previously utilized by FFA as short-term investment vehicles for its customers. ARCs are long-term securities structured to allow their sale in periodic auctions, giving the securities some of the characteristics of short-term instruments in normal market conditions. However, in 2008, market auctions for ARCs began to fail due to an insufficient number of buyers. As a result, although the credit quality of ARCs was not impacted, they were not liquid investments for their holders, including FFA’s customers.

During 2008, FFA agreed to purchase ARCs from customer accounts upon notification from customers that they have liquidity needs or otherwise desire to liquidate their holdings. The estimated fair value of this guarantee resulted in a $19.8 million pre-tax charge to earnings in 2008, included within operating risk loss on the consolidated statements of operations.
Increases in income before income taxes:
•	A $35.4 million, or 7.2%, increase in net interest income.

The 2008 improvement in net interest income in comparison to 2007 was largely due to an increase in average interest-earning assets, and a four basis point increase in net interest margin. Decreases in interest rates on short-term borrowings and deposit balances were the result of the Federal Reserve Board (FRB) lowering the target Federal funds rate a total of 400-425 basis points since December 31, 2007 (from 4.25% to 0-0.25%).

During 2008, interest rates paid on short-term borrowings and many deposit balances declined more quickly than interest rates earned on assets. The more pronounced decrease in interest expense during 2008 in comparison to 2007 produced an increase in net interest income and net interest margin. Further decreases in rates on interest-bearing liabilities are not expected in the near future, due both to the current low-interest rate environment and the ongoing strong competition for deposits. As a result, the Corporation expects net interest margin compression in 2009. See the discussion under the heading, “Net Interest Income” below, for additional details.

•	A $22.8 million reduction in pre-tax contingent losses associated with the potential repurchase of previously sold residential mortgage and home equity loans.

During 2007, the Corporation recorded $25.1 million of pre-tax charges associated with the potential repurchase of residential mortgage and home equity loans sold to secondary market investors through its former Resource Mortgage affiliate. During 2008, the Corporation recorded an additional $2.3 million of contingent losses related to such loans, all of which were originated prior to 2008. See Note O, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for additional details.

•	A $13.9 million pre-tax gain on the sale of the Corporation’s credit card portfolio.

In 2008, the Corporation sold its approximately $87 million credit card portfolio to U.S. Bank National Association ND, d/b/a Elan Financial Services (Elan), and recorded a $13.9 million pre-tax gain on the transaction.

Under a separate agreement, the Corporation provides ongoing marketing services on behalf of Elan and receives fee income for each new account originated and a percentage of the revenue earned on both new accounts and accounts sold. During 2008, the Corporation recognized $3.6 million of credit card fee income, included within other income on the consolidated statements of operations, in connection with this agreement.

The sale of the credit card portfolio reduced the Corporation’s net interest income for 2008. During the year ended December 31, 2007, interest income earned on the credit card portfolio was $14.8 million, or 1.6% of total interest income, at an average yield of 19.2%. In 2008, prior to the sale of the credit card portfolio, the Corporation recognized interest income on the credit card portfolio of $5.1 million at an average yield of 20.1%. Assuming the funding for credit cards was provided by Federal funds purchased, the net interest income contribution of the credit card portfolio in 2008 and 2007 was approximately $4.3 million and

$10.9 million, respectively. Despite the negative impact to the Corporation’s net interest income, the sale of the credit card portfolio has resulted in a reduction of consumer credit risk, while providing a future revenue stream.
Participation in United States Treasury Capital Purchase Program
In connection with the Emergency Economic Stabilization Act of 2008 (EESA), the U.S. Treasury Department (UST) initiated a Capital Purchase Program (CPP) which allows for qualifying financial institutions to issue preferred stock to the UST, subject to certain limitations and terms. The EESA was developed to attract broad participation by strong financial institutions, to stabilize the financial system and increase lending to benefit the national economy and citizens of the U.S.
In December 2008, the Corporation voluntarily applied to the UST to participate in the CPP and the application was approved. As a result, the Corporation issued $376.5 million of preferred stock, including warrants to purchase 5.5 million shares of the Corporation’s common stock, to the UST in December 2008.
For additional details related to the terms of the preferred stock and common stock warrants issued by the Corporation, see Note M, “Stock-based Compensation Plans and Shareholders Equity” in the Notes to Consolidated Financial Statements and the “Financial Condition” section of Management’s Discussion.

RESULTS OF OPERATIONS
Net Interest Income
Net interest income is the most significant component of the Corporation’s net income. The “Market Risk” section of Management’s Discussion provides additional information on the policies and procedures used by the Corporation to manage net interest income. The following table provides a comparative average balance sheet and net interest income analysis for 2008 compared to 2007 and 2006. Interest income and yields are presented on a fully taxable-equivalent (FTE) basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these tax-equivalent amounts.

(dollars in thousands)	2008			2007			2006
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate	Balance	Interest (1)	Rate	Balance	Interest (1)	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income (2)	$11,595,243	$732,533	6.32%	$10,736,566	$805,881	7.51%	$9,892,082	$731,057	7.39%
Taxable inv. securities (3)	2,228,204	110,220	4.82	2,157,325	99,621	4.62	2,268,209	97,652	4.31
Tax-exempt inv. securities (3)	512,920	27,904	5.44	496,820	25,856	5.20	447,000	21,770	4.87
Equity securities (3)	183,216	6,520	3.56	189,333	9,073	4.79	154,653	7,341	4.75

Total investment securities	2,924,340	144,644	4.95	2,843,478	134,550	4.73	2,869,862	126,763	4.42
Loans held for sale	93,085	5,701	6.12	166,437	11,501	6.91	215,255	15,564	7.23
Other interest-earning assets	21,503	586	2.71	33,015	1,630	4.90	53,211	2,530	4.73

Total interest-earning assets	14,634,171	883,464	6.04	13,779,496	953,562	6.93	13,030,410	875,914	6.73
Noninterest-earning assets:
Cash and due from banks	318,524			329,814			335,935
Premises and equipment	197,967			190,910			185,084
Other assets (3)	951,270			899,292			852,186
Less: Allowance for loan losses	(125,061)			(109,054)			(105,934)

Total Assets	$15,976,871			$15,090,458			$14,297,681

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$1,714,029	$13,168	0.77%	$1,696,624	$28,331	1.67%	$1,673,407	$25,112	1.50%
Savings deposits	2,152,158	28,520	1.32	2,258,113	53,312	2.36	2,340,402	51,394	2.19
Time deposits	4,502,399	170,426	3.79	4,553,994	212,752	4.67	4,134,190	170,435	4.12

Total interest-bearing deposits	8,368,586	212,114	2.53	8,508,731	294,395	3.46	8,147,999	246,941	3.03
Short-term borrowings	2,336,526	50,091	2.12	1,574,495	73,983	4.66	1,653,974	78,043	4.67
Long-term debt	1,822,115	81,141	4.45	1,579,527	82,455	5.22	1,069,868	53,960	5.04

Total interest-bearing liabilities	12,527,227	343,346	2.74	11,662,753	450,833	3.86	10,871,841	378,944	3.48
Noninterest-bearing liabilities:
Demand deposits	1,647,942			1,713,863			1,807,248
Other	191,874			183,229			173,799

Total Liabilities	14,367,043			13,559,845			12,852,888
Shareholders’ equity	1,609,828			1,530,613			1,444,793

Total Liabs. and Equity	$15,976,871			$15,090,458			$14,297,681

Net interest income/net interest margin (FTE)		540,118	3.70%		502,729	3.66%		496,970	3.82%

Tax equivalent adjustment		(15,970)			(13,985)			(11,407)

Net interest income		$524,148			$488,744			$485,563

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table sets forth a summary of changes in FTE interest income and expense resulting from changes in average balances (volumes) and changes in rates:

	2008 vs. 2007			2007 vs. 2006
	Increase (decrease) due			Increase (decrease) due
	to change in			to change in
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$61,027	$(134,375)	$(73,348)	$63,236	$11,588	$74,824
Taxable investment securities	4,588	6,011	10,599	(4,913)	6,882	1,969
Tax-exempt investment securities	854	1,194	2,048	2,529	1,557	4,086
Equity securities	(285)	(2,268)	(2,553)	1,661	71	1,732
Loans held for sale	(4,610)	(1,190)	(5,800)	(3,399)	(664)	(4,063)
Short-term investments	(457)	(587)	(1,044)	(984)	84	(900)

Total interest-earning assets	$61,117	$(131,215)	$(70,098)	$58,130	$19,518	$77,648

Interest expense on:
Demand deposits	$288	$(15,451)	$(15,163)	$352	$2,867	$3,219
Savings deposits	(2,375)	(22,417)	(24,792)	(1,914)	3,832	1,918
Time deposits	(2,384)	(39,942)	(42,326)	18,304	24,013	42,317
Short-term borrowings	26,332	(50,224)	(23,892)	(3,892)	(168)	(4,060)
Long-term debt	11,713	(13,027)	(1,314)	26,543	1,952	28,495

Total interest-bearing liabilities	$33,574	$(141,061)	$(107,487)	$39,393	$32,496	$71,889

Note: Changes which are partially attributable to rate and volume are allocated based on the proportion of the direct changes attributable to rate and volume.
2008 vs. 2007
Interest income decreased $70.1 million, or 7.4%, due to a $131.2 million decrease caused by an 89 basis point decline in average rates, offset by a $61.1 million increase in interest income realized from an $854.7 million, or 6.2%, increase in average balances.
The increase in average interest-earning assets was almost entirely due to loan growth. Average loans increased by $858.7 million, or 8.0%, to $11.6 billion in 2008. The following table presents the growth in average loans, net of unearned income, by type:

			Increase (decrease)
	2008	2007	$	%
		(dollars in thousands)
Real estate — commercial mortgage	$3,746,914	$3,322,421	$424,493	12.8%
Commercial — industrial, financial and agricultural	3,536,125	3,213,357	322,768	10.0
Real estate — home equity	1,597,376	1,454,753	142,623	9.8
Real estate — construction	1,310,076	1,402,029	(91,953)	(6.6)
Real estate — residential mortgage	918,830	751,649	167,181	22.2
Consumer	399,112	506,201	(107,089)	(21.2)
Leasing and other	86,810	86,156	654	0.8

Total	$11,595,243	$10,736,566	$858,677	8.0%

The growth in average loans was primarily due to increases in commercial mortgage and commercial loans. The $424.5 million, or 12.8%, increase in commercial mortgage loans was mostly in floating and adjustable rate loan products. The $322.8 million, or 10.0%, increase in commercial loans was primarily in floating and adjustable rate loans and partially in fixed rate loan products.
The $167.2 million, or 22.2%, increase in residential mortgage loans was primarily due to growth in traditional adjustable rate mortgages. The $142.6 million, or 9.8%, increase in home equity loans was due to an increase in home equity lines of credit, due in part to the introduction of a new blended fixed/floating rate loan product in late 2007 and an increase in line of credit usage for existing borrowings.
Offsetting the above increases were a $107.1 million, or 21.2%, decrease in consumer loans and a $92.0 million, or 6.6%, decrease in construction loans. The decrease in consumer loans was due primarily to the Corporation’s sale of its approximately $87 million credit card portfolio in April 2008 and a decrease in the indirect automobile loan portfolio. The decrease in construction loans was primarily due to a decrease in floating rate commercial construction loans.
The average yield on loans during 2008 of 6.32% represented a 119 basis point, or 15.8%, decrease in comparison to 2007. The decrease in the average yield on loans reflected a lower average rate environment, as illustrated by a lower average prime rate in 2008 (5.12%) as compared to 2007 (8.03%). The decrease in the average yield was not as pronounced as the decrease in the average prime rate as fixed rate loans do not reprice when short-term rates decline.
Average loans held for sale decreased $73.4 million, or 44.1%, as a result of a $466.4 million, or 32.9%, decrease in the volume of loans originated for sale. The decrease in volumes of loans originated for sale was mainly due to the Corporation’s exit from the national wholesale mortgage business in the second half of 2007.
Average investments increased $80.9 million, or 2.8%. In late 2007, the Corporation “pre-purchased” investments, based on the expected cash flows to be generated from maturing securities over an approximate six-month period. The result of this pre-purchase was a higher average investment balance for 2008. Also contributing to the increase was the sale of approximately $250 million of lower-yielding investment securities during the first quarter of 2007, which lowered the balance of average investment securities for 2007.
The average yield on investment securities increased 22 basis points from 4.73% in 2007 to 4.95% in 2008. The increase in yield was due to the systematic reinvestment of normal portfolio cash flows, primarily from shorter-duration, lower-yielding mortgage-backed securities, into a combination of higher-yielding mortgage-backed pass-through securities, conservative U.S. government issued collateralized mortgage obligations and longer-term municipal securities.
Interest expense decreased $107.5 million, or 23.8%, to $343.3 million in 2008 from $450.8 million in 2007. Interest expense decreased $141.1 million due to a 112 basis point, or 29.0%, decrease in the average cost of total interest-bearing liabilities. This decrease was partially offset by an increase in interest expense of $33.6 million caused by an $864.5 million, or 7.4%, increase in average interest-bearing liabilities.
The following table summarizes the change in average deposits, by type:

			Increase (decrease)
	2008	2007	$	%
		(dollars in thousands)
Noninterest-bearing demand	$1,647,942	$1,713,863	$(65,921)	(3.8%)
Interest-bearing demand	1,714,029	1,696,624	17,405	1.0
Savings/money market	2,152,158	2,258,113	(105,955)	(4.7)
Time deposits	4,502,399	4,553,994	(51,595)	(1.1)

Total	$10,016,528	$10,222,594	$(206,066)	(2.0%)

The Corporation experienced a net decrease in noninterest-bearing and interest-bearing demand and savings accounts of $154.5 million, or 2.7%, primarily due to personal accounts. The $51.6 million decrease in time deposits was due to a $137.2 million decrease in brokered certificates of deposit, offset by an $85.6 million increase in customer certificates of deposit.

The following table summarizes the changes in average borrowings, by type:

			Increase (decrease)
	2008	2007	$	%
		(dollars in thousands)
Short-term borrowings:
Federal funds purchased	$1,328,888	$808,358	$520,530	64.4%
Short-term promissory notes	454,473	404,527	49,946	12.3
FHLB overnight repurchase agreements	303,224	89,742	213,482	237.9
Customer repurchase agreements	227,130	247,948	(20,818)	(8.4)
Other short-term borrowings	22,811	23,920	(1,109)	(4.6)

Total short-term borrowings	2,336,526	1,574,495	762,031	48.4

Long-term debt:
FHLB Advances	1,439,197	1,212,085	227,112	18.7
Other long-term debt	382,918	367,442	15,476	4.2

Total long-term debt	1,822,115	1,579,527	242,588	15.4

Total borrowings	$4,158,641	$3,154,022	$1,004,619	31.9%

The $762.0 million, or 48.4%, increase in short-term borrowings was mainly due to a $520.5 million increase in Federal funds purchased and a $213.5 million increase in Federal Home Loan Bank (FHLB) overnight repurchase agreements. The $242.6 million, or 15.4%, increase in long-term debt was primarily due to increases in FHLB advances as longer-term rates were locked and durations were extended to manage interest rate risk. The total increase in borrowings of $1.0 billion was principally employed to support overall balance sheet growth.
2007 vs. 2006
In February 2006, the Corporation acquired Columbia Bancorp (Columbia Bank), of Columbia, Maryland, a $1.3 billion bank holding company whose primary subsidiary was The Columbia Bank. Results for 2007 in comparison to 2006 were impacted by a full year contribution by Columbia Bank in 2007, compared to an eleven-month contribution in 2006.
Net interest income increased $5.8 million, or 1.2%, from $497.0 million in 2006 to $502.7 million in 2007, due to an increase in average interest-earning assets, offset by a decline in net interest margin.
Average interest-earning assets grew 5.7%, from $13.0 billion in 2006 to $13.8 billion in 2007. Interest income increased $77.6 million, or 8.9%, primarily as a result of an increase in average interest-earning assets, which contributed $58.1 million to the increase, with the remaining growth in interest income due to the 20 basis point, or 3.0%, increase in average rates on interest-earning assets. Columbia Bank contributed approximately $99 million to the increase in average interest-earning assets.
Loan growth was particularly strong in the commercial loan and commercial mortgage categories, which together increased $662.8 million, or 11.3%, with Columbia Bank contributing approximately $35 million to the increase. The remaining growth in commercial loans was across all commercial loan types, and throughout most subsidiary banks and geographical regions. The remaining growth in commercial mortgages was primarily in adjustable rate mortgages.
The increases in residential mortgage loans of $113.0 million, or 17.6%, was due to growth in adjustable rate mortgage loans ($87.9 million, or a 20.6% increase) and the impact of $23.7 million of residential mortgage loans repurchased in 2007 that were previously sold to secondary market investors.
Additional increases in loans were due to increases in construction loans of $39.4 million, or 2.9%, and home equity loans of $37.5 million, or 2.6%. Columbia Bank contributed approximately $36 million and $16 million to the increases in construction loans and home equity loans, respectively. The remaining increase in home equity loans was due to the repurchase of previously sold loans during 2007 and due to the introduction of a blended fixed/floating rate product in late 2007.

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
Average loans held for sale decreased $48.8 million, or 22.7%, as a result of lower volumes mainly due to the Corporation’s exit from the national wholesale mortgage business.
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
The increase in interest income was offset by an increase in interest expense of $71.9 million, or 19.0%, to $450.8 million in 2007 from $378.9 million in 2006. Interest expense increased $39.4 million due to a $790.9 million, or 7.3%, increase in average interest-bearing liabilities and $32.5 million due to a 38 basis point, or 10.9%, increase in the average cost of total interest-bearing liabilities. The increase in the average cost of interest-bearing liabilities primarily resulted from a change in deposit composition as non-interest bearing demand and lower cost savings and money market deposits shifted toward higher cost certificates of deposit. Columbia Bank contributed approximately $81 million to the increase in average interest-bearing liabilities.
The time deposit increase of $419.8 million was due to normal growth and existing customers shifting funds from noninterest-bearing and interest-bearing demand and savings accounts to time deposits to take advantage of higher rates. The net decrease in demand and savings accounts of $152.5 million, or 2.6%, was net of an approximately $42 million increase related to the Columbia Bank acquisition. Growing core deposits continued to be a challenge for the Corporation, and banks in general, as more attractive investment opportunities existed for consumers over the past two years, including equity markets and higher yielding time deposits.
During 2007, the Corporation obtained additional borrowings to fund loan growth. Average borrowings increased $430.2 million, or 15.8%, during 2007, with Columbia Bank contributing approximately $21 million to the increase. The $79.5 million, or 4.8%, decrease in short-term borrowings was mainly due to a decrease in Federal funds purchased, offset by a net increase of $136.8 million, or 26.5%, in short-term promissory notes and customer repurchase agreements. Average long-term debt increased $509.7 million, or 47.6%, to $1.6 billion. The increase in long-term debt was primarily due to increases in FHLB advances as longer-term rates were locked and durations were extended to manage interest rate risk, and partially due to the May 2007 issuance of $100.0 million of ten-year subordinated notes. On an ending balance basis, however, short-term borrowings increased $703.1 million, or 41.8%, as continued growth in loans and investments during the latter part of 2007 required additional funding that could not be generated by deposit growth.
Provision and Allowance for Credit Losses
The Corporation accounts for the credit risk associated with lending activities through its allowance for credit losses and provision for loan losses. The provision is the expense recognized on the consolidated statements of operations to adjust the allowance to its proper balance, as determined through the application of the Corporation’s allowance methodology procedures. These procedures include the evaluation of the risk characteristics of the portfolio and documentation in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” (SAB 102). See the “Critical Accounting Policies” section of Management’s Discussion for a discussion of the Corporation’s allowance for credit loss evaluation methodology.

A summary of the Corporation’s loan loss experience follows:

	2008	2007	2006	2005	2004
		(dollars in thousands)
Loans, net of unearned income outstanding at end of year	$12,042,620	$11,204,424	$10,374,323	$8,424,728	$7,533,915

Daily average balance of loans, net of unearned income	$11,595,243	$10,736,566	$9,892,082	$7,981,604	$6,857,386

Balance of allowance for credit losses at beginning of year	$112,209	$106,884	$92,847	$89,627	$77,700
Loans charged off:
Commercial — financial and agricultural	18,592	6,796	3,013	4,095	3,482
Real estate — mortgage	28,275	1,206	429	467	1,466
Consumer	5,188	3,678	3,138	3,436	3,476
Leasing and other	4,804	2,059	389	206	453

Total loans charged off	56,859	13,739	6,969	8,204	8,877

Recoveries of loans previously charged off:
Commercial — financial and agricultural	1,795	1,664	2,863	2,705	2,042
Real estate — mortgage	446	178	268	1,245	906
Consumer	1,487	1,246	1,289	1,169	1,496
Leasing and other	1,433	913	97	77	76

Total recoveries	5,161	4,001	4,517	5,196	4,520

Net loans charged off	51,698	9,738	2,452	3,008	4,357
Provision for loan losses	119,626	15,063	3,498	3,120	4,717
Allowance of purchased entities	—	—	12,991	3,108	11,567

Balance at end of year	$180,137	$112,209	$106,884	$92,847	$89,627

Components of Allowance for Credit Losses:
Allowance for loan losses	$173,946	$107,547	$106,884	$92,847	$89,627
Reserve for unfunded lending commitments (1)	6,191	4,662	—	—	—

Allowance for credit losses	$180,137	$112,209	$106,884	$92,847	$89,627

Selected Asset Quality Ratios:
Net charge-offs to average loans, net of unearned income	0.45%	0.09%	0.02%	0.04%	0.06%
Allowance for loan losses to loans, net of unearned income outstanding at end of year	1.44%	0.96%	1.03%	1.10%	1.19%
Allowance for credit losses to loans, net of unearned income outstanding at end of year	1.50%	1.00%	1.03%	1.10%	1.19%
Non-performing assets (2) to total assets	1.35%	0.76%	0.39%	0.38%	0.30%
Non-accrual loans to total loans, net of unearned income	1.34%	0.68%	0.32%	0.43%	0.30%

(1)	Reserve for unfunded lending commitments transferred to other liabilities as of December 31, 2007. Prior periods were not reclassified.

(2)	Includes accruing loans past due 90 days or more.

The following table presents the aggregate amount of non-accrual and past due loans and other real estate owned (1):

	December 31
	2008	2007	2006	2005	2004
	(in thousands)
Non-accrual loans (1) (2) (3)	$161,962	$76,150	$33,113	$36,560	$22,574
Accruing loans past due 90 days or more	35,177	29,782	20,632	9,012	8,318

Total non-performing loans	197,139	105,932	53,745	45,572	30,892
Other real estate	21,855	14,934	4,103	2,072	2,209

Total non-performing assets	$218,994	$120,866	$57,848	$47,644	$33,101

(1)	In 2008, the total interest income that would have been recorded if non-accrual loans had been current in accordance with their original terms was approximately $14.0 million. The amount of interest income on non-accrual loans that was included in 2008 income was approximately $987,000.

(2)	Accrual of interest is generally discontinued when a loan becomes 90 days past due as to principal and interest. When interest accruals are discontinued, interest credited to income is reversed. Non-accrual loans are restored to accrual status when all delinquent principal and interest becomes current or the loan is considered secured and in the process of collection. Certain loans, primarily adequately collateralized mortgage loans, may continue to accrue interest after reaching 90 days past due.

(3)	Excluded from the amounts presented as of December 31, 2008 were $427.6 million in loans where possible credit problems of borrowers have caused management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms. These loans were reviewed for impairment under the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan”, but continue to pay according to their contractual terms and are, therefore, not included in non-performing loans. Non-accrual loans include $77.1 million of impaired loans.
The following table summarizes the Corporation’s non-performing loans, by type, as of the indicated dates:

	December 31
	2008	2007	2006	2005	2004
	(in thousands)
Real estate — construction	$80,083	$30,927	$13,385	$374	$92
Real estate — commercial mortgage	41,745	14,515	8,776	9,853	7,652
Commercial — industrial, agricultural and financial	40,294	27,715	21,706	25,585	10,583
Real estate — residential mortgage and home equity	26,304	25,774	7,085	7,384	9,720
Consumer	8,374	4,741	2,793	2,287	2,657
Leasing	339	2,260	—	89	188

Total non-performing loans	$197,139	$105,932	$53,745	$45,572	$30,892

The following table summarizes the allocation of the allowance for loan losses by loan type:

	December 31
	2008		2007		2006		2005		2004
	(dollars in thousands)
		% of		% of		% of		% of		% of
		Loans		Loans		Loans in		Loans in		Loans in
		In Each		In Each		Each		Each		Each
	Allowance	Category	Allowance	Category	Allowance	Category	Allowance	Category	Allowance	Category
Comm’l —financial & agricultural	$66,147	30.2%	$53,194	30.6%	$52,942	28.6%	$52,379	28.2%	$43,207	30.1%
Real estate — mortgage	82,477	66.0	35,584	64.2	37,197	65.5	17,602	64.7	19,784	62.5
Consumer, leasing & other	8,167	3.8	8,142	5.2	6,475	5.9	7,935	7.1	16,289	7.4
Unallocated	17,155	—	10,627	—	10,270	—	14,931	—	10,347	—

Total	$173,946	100.0%	$107,547	100.0%	$106,884	100.0%	$92,847	100.0%	$89,627	100.0%

Non-performing assets increased to $219.0 million, or 1.35% of total assets, as of December 31, 2008, from $120.9 million, or 0.76% of total assets, as of December 31, 2007.
Non-performing loans increased $91.2 million, or 86.1%, due to increases in non-performing construction loans ($49.2 million, or 158.9%), commercial mortgages ($27.2 million, or 187.6%) and commercial loans ($12.6 million, or 45.4%). The increase in construction loans was due to residential real estate developers, specifically in the Corporation’s Maryland and Virginia markets, who have been severely impacted by declining demand for residential housing. The increase in non-performing commercial and commercial mortgage loans was due to worsening general economic conditions, with increases across most industries and geographical areas.
The $21.9 million balance of other real estate owned as of December 31, 2008 was primarily due to foreclosures on repurchased residential mortgage loans, which contributed $15.9 million to the balance of other real estate owned.
The Corporation’s net charge-offs for 2008 increased at levels consistent with the increase in non-performing assets. Geographically, these charge-offs were spread throughout the Corporation’s footprint. In comparison to 2007, net charge-offs increased $42.0 million, or 430.9%. Net charge-offs as a percentage of average loans were 0.45% in 2008, a 36 basis point increase from 0.09% in 2007. Of the $56.9 million of gross charge-offs in 2008, $25.6 million were the result of individual charge-offs greater than $1.0 million, including $17.1 million related to residential construction and land development loans, $5.7 million related to commercial loans and $2.8 related to leases of commercial equipment.
As a result of the significant increases in non-performing loans and net charge-offs detailed above, the provision for loan losses increased $104.6 million, or 694.2%, from $15.1 million in 2007 to $119.6 million in 2008.
The provision for loan losses is determined by the allowance allocation process, whereby an estimated “need” is allocated to impaired loans as defined by the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (Statement 114), or to pools of loans under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (Statement 5). The allocation is based on risk factors, collateral levels, economic conditions and other relevant factors, as appropriate. The Corporation also maintains an unallocated allowance, which was approximately 10% as of December 31, 2008. The unallocated allowance is used to cover any factors or conditions that might exist at the balance sheet date, but are not specifically identifiable. Management believes such an unallocated allowance is reasonable and appropriate as the estimates used in the allocation process are inherently imprecise. See additional disclosures in Note A, “Summary of Significant Accounting Policies”, in the Notes to Consolidated Financial Statements and “Critical Accounting Policies”, in Management’s Discussion. Management believes that the allowance for loan losses balance of $173.9 million as of December 31, 2008 is sufficient to cover losses inherent in the loan portfolio on that date and is appropriate based on applicable accounting standards.

Other Income and Expenses
2008 vs. 2007
Other Income

The following table presents the components of other income for the past two years:

			Increase (decrease)
	2008	2007	$	%
		(dollars in thousands)
Service charges on deposit accounts	$61,640	$46,500	$15,140	32.6%
Other service charges and fees	36,247	32,151	4,096	12.7
Investment management and trust services	32,734	38,665	(5,931)	(15.3)
Gain on sale of credit card portfolio	13,910	—	13,910	N/A
Gains on sale of mortgage loans	10,332	14,294	(3,962)	(27.7)
Credit card servicing income	3,587	—	3,587	N/A
Other	10,847	14,674	(3,827)	(26.1)

Total, excluding investment securities (losses) gains	169,297	146,284	23,013	15.7
Investment securities (losses) gains	(58,241)	1,740	(59,981)	N/M

Total	$111,056	$148,024	$(36,968)	(25.0%)

N/A — Not Applicable. N/M — Not Meaningful.
The increase in service charges on deposit accounts was primarily due to an increase in overdraft fees of $13.0 million, or 58.1%, and an increase in cash management fees of $1.7 million, or 15.1%. The increase in overdraft fees was mainly due to a new overdraft program that was introduced in November 2007. The increase in cash management fees was due to increased sales during 2007, resulting in a higher revenue stream in 2008.
The $4.1 million, or 12.7%, increase in other service charges and fees was due to a $2.7 million, or 63.2%, increase in foreign currency processing revenue, due primarily to an increase in volume, a $1.1 million, or 12.5%, increase in debit card fees, also due to increased volumes, and a $658,000, or 12.5%, increase in letter of credit fees.
The decrease in investment management and trust services income was primarily due to a $4.9 million, or 38.2%, decrease in brokerage revenue. During 2008, the Corporation began transitioning its brokerage business from a transaction-based model to a relationship model, which generates fees based on the values of assets under management rather than transaction volume. This transition had a negative impact on brokerage revenue due to expected business disruptions. The negative performance of equity markets also contributed to the decrease in investment management and trust services income.
The decreases in gains on sale of mortgage loans resulted from lower sales volumes. Total loans sold were $648.1 million in 2008 and $1.3 billion in 2007, mainly due to the exit from the national wholesale residential mortgage business in 2007.
The $3.6 million of credit card servicing income was related to income earned subsequent to the Corporation’s April 2008 credit card portfolio sale. Under a separate agreement entered into with the purchaser, the Corporation receives fee income for each new account originated and a percentage of the revenue earned on both new accounts and accounts sold.
The $3.8 million decrease in other income was primarily due to a $2.1 million gain related to the resolution of litigation and the sale of certain assets between the Corporation and an unaffiliated bank and a $700,000 gain related to the redemption of a partnership interest, both recorded in 2007. In 2008, the Corporation recorded a $1.0 million mortgage servicing rights impairment charge as a reduction to servicing income. For additional details related to this impairment, see Note G, “Mortgage Servicing Rights” in the Notes to Consolidated Financial Statements.
Investment securities losses of $58.2 million for 2008 were primarily due to charges to recognize other-than-temporary impairment of $43.1 million related to financial institution stocks, $20.7 million related to debt securities and $1.5 million for other equity securities.

In addition, the Corporation recorded a $2.7 million loss related to the write-off of a collaterialized mortgage obligation that was delivered as collateral for interest rate swaps with a failed financial institution. The recovery of this asset is contingent upon the outcome of bankruptcy proceedings. These impairment charges were offset by $4.8 million in gains from the redemption of Class B shares in connection with Visa, Inc.’s (Visa) initial public offering and gains on the sale of MasterCard, Incorporated shares, in addition to net gains of $2.9 million and $2.1 million on the sale of equity securities and debt securities, respectively.
Other Expenses

The following table presents the components of other expenses for each of the past two years:

			Increase (decrease)
	2008	2007	$	%
		(dollars in thousands)
Salaries and employee benefits	$213,557	$217,526	$(3,969)	(1.8%)
Net occupancy expense	42,239	39,965	2,274	5.7
Operating risk loss	24,308	27,229	(2,921)	(10.7)
Equipment expense	13,332	13,892	(560)	(4.0)
Marketing	13,267	11,334	1,933	17.1
Data processing	12,813	12,755	58	0.5
Telecommunications	8,172	8,094	78	1.0
Professional fees	7,618	7,277	341	4.7
Intangible amortization	7,162	8,334	(1,172)	(14.1)
Supplies	5,773	5,825	(52)	(0.9)
Postage	5,474	5,312	162	3.0
FDIC insurance premiums	4,562	1,808	2,754	152.3
Goodwill impairment	90,000	—	90,000	N/A
Other	48,348	46,104	2,244	4.9

Total	$496,625	$405,455	$91,170	22.5%

N/A — Not Applicable.
Salaries and employee benefits decreased $4.0 million, or 1.8%, with salaries decreasing $1.1 million, or 0.6%, and benefits decreasing $2.9 million, or 7.1%.
The decrease in salaries was due to staff reductions that were made as part of a corporate-wide workforce management and centralization initiative that began in 2007 and a decrease in stock-based compensation, offset by normal merit increases. Average full-time equivalent employees decreased from 3,840 in 2007 to 3,660 in 2008.
Employee benefits decreased $2.9 million, or 7.1%, due to a $2.0 million reduction associated with the curtailment of the Corporation’s defined benefit pension plan and a net decrease in expenses for the Corporation’s retirement plans as a result of changes in contribution formulas in 2008. Also contributing to the decrease was a reduction in severance expenses.
Net occupancy expense increased $2.3 million, or 5.7%. The increase was due to additional expenses related to rental, maintenance, utility and depreciation of real property as a result of growth in the branch network during 2008 in comparison to 2007. The Corporation added 5 full service branches to its network in both 2008 and 2007.
Included within operating risk loss were charges recorded for losses on the actual and potential repurchase of residential mortgage and home equity loans that had been originated and sold in the secondary market and losses related to the Corporation’s decision to purchase illiquid ARCs from customer accounts. The $2.9 million, or 10.7%, decrease in operating risk loss was due to a $22.8 million decrease in losses on the actual and potential repurchase of residential mortgage and home equity loans, offset by $19.8 million of charges, recorded in 2008, related to the Corporation’s guarantee to purchase ARCs from customer accounts. See Note O, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for additional information.
The $560,000 decrease in equipment expense and the $1.2 million decrease in intangible amortization were due to both equipment and intangible assets becoming fully depreciated and amortized during 2008. The $1.9 million increase in marketing expenses was due to deposit promotional campaigns, new branch promotions and customer service initiatives undertaken during 2008.

The $2.8 million increase in Federal Deposit Insurance Corporation (FDIC) insurance premiums was due to the expiration of one-time credits and an increase in insured deposits. In 2008, gross FDIC insurance premiums were $7.0 million, reduced by $2.4 million of one-time credits. In 2007, gross FDIC insurance premiums were $6.7 million, reduced by $4.9 million of one-time credits. The FDIC adjusted its insurance assessment rates for 2009. Based on the estimated level of insured deposits and the current 2009 assessment rates, the Corporation expects to incur approximately $14 million of FDIC insurance premiums in 2009, net of one-time credits. In addition, the FDIC has adopted an interim rule imposing an emergency special assessment of 20 basis points on insured deposits. If this interim rule is implemented, the Corporation could incur additional FDIC insurance premiums of approximately $20 million in 2009.
The $2.2 million, or 4.9%, increase in other expenses was due to a $5.2 million increase in costs associated with the maintenance and disposition of foreclosed real estate and a $2.9 million increase in consulting fees, primarily associated with new information technology initiatives. Offsetting these increases was a $2.9 million decrease in other expenses due to the reversal of litigation reserves associated with the Corporation’s share of indemnification liabilities with Visa, which were no longer necessary as a result of Visa’s initial public offering in 2008, and a $2.7 million decrease in state taxes due to the consolidation of certain subsidiary banks in 2007 and 2008.
2007 vs. 2006
Other Income
Service charges on deposit accounts increased $2.7 million, or 6.2%. The increase in service charges on deposit accounts was due to increases of $1.5 million and $1.8 million in cash management fees and overdraft fees, respectively, offset by a $591,000 decrease in other service charges earned on both business and personal deposit accounts. The increase in overdraft fees was partially due to a new overdraft program which began in November 2007. Investment management and trust services increased $1.2 million, or 3.3%. The increase in investment management and trust services was primarily due to trust revenue ($1.4 million, or 5.9%), offset by a decrease in brokerage revenue of $206,000, or 1.6%. The increase in trust revenue was due to improvements in equity markets increasing the values of assets under management.
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
Gains on sale of mortgage loans decreased $6.8 million, or 32.2%, due to lower sales volumes, offset by an increase on the spread on sales of 3 basis points, or 2.9%. Total loans sold were $1.3 billion in 2007 and $2.0 billion in 2006. Of the $679.4 million, or 34.9%, decrease, $636.4 million occurred mainly due to the Corporation’s exit from the national wholesale residential mortgage business.
Other income increased $1.3 million, or 10.0%. The increase in other income was primarily due to a $2.1 million gain related to the resolution of litigation and the sale of certain assets between the Corporation and an unaffiliated bank, offset by lower gains on sales of bank facilities in 2007.
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
The slight increase in salaries was due to lower salary deferrals as residential mortgage origination volumes declined, offset by reductions in bonus expense. Full-time and part-time salaries decreased by $619,000, or 0.4%, due to normal salary increases being offset by decreases from the Corporation’s Resource Bank subsidiary and other staff reductions made as part of a corporate-wide workforce management and centralization initiative. Average full-time equivalent employees decreased from 4,020 in 2006 to 3,840 in 2007. As of December 31, 2007, full-time equivalent employees were approximately 3,680.

Employee benefits increased $2.0 million, or 5.3%, primarily due to $2.0 million of severance expense related to staff reductions and a $578,000 increase in healthcare costs, offset by reduced retirement expense as a result of the curtailment of the defined benefit pension plan during 2007.
Net occupancy expense increased $3.5 million, or 9.5%. The increase in net occupancy expense was due to additional expenses related to rental, maintenance, utility and depreciation of real property as a result of growth in the branch network during 2007 in comparison to 2006, as well as the impact of the Columbia Bank acquisition. During 2007 and 2006, the Corporation added 5 and 11 full service branches to its network, respectively.
Operating risk loss increased $22.4 million, or 465.2%. The increase in operating risk loss was due to $25.1 million of charges recorded during 2007 for losses on the actual and potential repurchase of residential mortgage and home equity loans that had been originated and sold in the secondary market. Professional fees increased $2.2 million, or 43.9%, due to fees incurred for an independent review related to repurchases of previously sold loans, greater reductions in legal fees during 2006 related to recoveries of non-accrual loans, and an increase in other unrelated legal fees.
The $6.6 million, or 16.0%, increase in other expenses included the following: $1.5 million of charges for the Corporation’s subsidiary banks’ share, as members of Visa USA, of settled and pending litigation incurred by Visa in various lawsuits, a $1.1 million charge for the write-off of trade name intangible assets resulting from the consolidation of certain bank subsidiaries, a $1.1 million increase in the provision for customer reward points earned on credit cards, a $1.3 million increase in costs associated with the disposition and maintenance of foreclosed real estate, $570,000 in costs associated with the closure of national wholesale residential mortgage offices and a $504,000 unfavorable net impact of the change in fair values of derivative financial instruments. These increases were offset by a $1.6 million expense related to the settlement of a lawsuit during 2006.
Income Taxes
Income taxes decreased $39.0 million, or 61.3%, in 2008 and decreased $16.9 million, or 21.0%, in 2007. The Corporation’s effective tax rate (income taxes divided by income before income taxes) was 129.6%, 29.4% and 30.2% in 2008, 2007 and 2006, respectively.
The effective tax rate for 2008 was significantly impacted by the $90.0 million goodwill impairment charge, which is not deductible for income tax purposes. Excluding the impact of the goodwill charge, the Corporation’s effective tax rate for 2008 was 22.6%. This adjusted effective rate for 2008 is lower than the prior years’ effective tax rates due to non-taxable income and tax credits having a larger impact on the effective rate due to the decrease in income before taxes.
The Corporation’s effective tax rates are generally lower than the 35% Federal statutory rate due to tax-exempt interest income and investments in low and moderate income housing partnerships (LIH Investments), which generate Federal tax credits. Net credits associated with LIH investments were $3.9 million, $3.7 million and $3.9 million in 2008, 2007 and 2006, respectively.
For additional information regarding income taxes, see Note K, “Income Taxes”, in the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION
The table below presents condensed consolidated ending balance sheets for the Corporation.

	December 31		Increase (decrease)
	2008	2007	$	%
		(dollars in thousands)
Assets:

Cash and due from banks	$331,164	$381,283	$(50,119)	(13.1%)
Other earning assets	117,550	125,137	(7,587)	(6.1)
Investment securities	2,724,841	3,153,552	(428,711)	(13.6)
Loans, net of allowance	11,868,674	11,096,877	771,797	7.0
Premises and equipment	202,657	193,296	9,361	4.8
Goodwill and intangible assets	557,833	654,908	(97,075)	(14.8)
Other assets	382,387	318,045	64,342	20.2

Total Assets	$16,185,106	$15,923,098	$262,008	1.6%

Liabilities and Shareholders’ Equity:

Deposits	$10,551,916	$10,105,445	$446,471	4.4%
Short-term borrowings	1,762,770	2,383,944	(621,174)	(26.1)
Long-term debt	1,787,797	1,642,133	145,664	8.9
Other liabilities	222,976	216,656	6,320	2.9

Total Liabilities	14,325,459	14,348,178	(22,719)	(0.2)

Shareholders’ equity	1,859,647	1,574,920	284,727	18.1

Total Liabilities and Shareholders’ Equity	$16,185,106	$15,923,098	$262,008	1.6%

Total assets increased $262.0 million, or 1.6%, to $16.2 billion as of December 31, 2008, from $15.9 billion as of December 31, 2007. Total loans, net of the allowance for loan losses, increased $771.8 million, or 7.0%, while investment securities decreased $428.7 million, or 13.6%. Total liabilities decreased $22.7 million, or 0.2%, due to a net decrease in short and long-term borrowings of $475.5 million, or 11.8%, offset by a $446.5 million, or 4.4% increase in deposits. Shareholders’ equity increased $284.7 million, or 18.1%, mainly as a result of the issuance of preferred stock to the UST.

Loans
The following table presents loans outstanding, by type, as of the dates shown:

	December 31
	2008	2007	2006	2005	2004
	(in thousands)
Real-estate — commercial mortgage	$4,017,075	$3,480,958	$3,202,706	$2,831,405	$2,461,016
Commercial — industrial, financial and agricultural	3,635,544	3,427,085	2,965,186	2,375,669	2,273,138
Real-estate — home equity	1,695,671	1,501,231	1,455,439	1,205,523	1,107,067
Real-estate — construction	1,268,955	1,366,923	1,440,180	851,555	595,567
Real-estate — residential mortgage	972,797	848,901	696,568	567,629	543,072
Consumer	365,419	500,708	523,066	520,098	488,059
Leasing and other	97,687	89,383	100,711	79,738	72,795

Gross loans	12,053,148	11,215,189	10,383,856	8,431,617	7,540,714
Unearned income	(10,528)	(10,765)	(9,533)	(6,889)	(6,799)

Loans, net of unearned income	$12,042,620	$11,204,424	$10,374,323	$8,424,728	$7,533,915

Total loans, net of unearned income, increased $838.2 million, or 7.5%, in 2008 primarily due to an increase in commercial mortgage loans of $536.1 million, or 15.4%, and an increase in commercial loans of $208.5 million, or 6.1%. The increase in commercial mortgage loans was in floating and adjustable rate loan products, while the increase in commercial loans was in fixed, floating and adjustable rate loans. Also contributing to the increase in loans were increases in home equity loans of $194.4 million, or 13.0%, and residential mortgages of $123.9 million, or 14.6%. The increase in home equity loans was due to both new lines of credit and increases in borrowings outstanding on existing lines of credit. The increase in residential mortgages was primarily in traditional adjustable rate loans. These increases were offset by a decrease in construction loans of $98.0 million, or 7.2%, and a decrease in consumer loans of $135.3 million, or 27.0%. The decrease in construction loans was related to the slowdown in residential housing construction and the decrease in consumer loans was due primarily to the Corporation’s sale of its credit card portfolio.
Approximately $5.3 billion, or 43.9%, of the Corporation’s loan portfolio was in commercial mortgage and construction loans as of December 31, 2008. While the Corporation does not have a concentration of credit risk with any single borrower, industry or geographical location, the performance of real estate markets and general economic conditions have adversely impacted the performance of these loans.
Investment Securities
The following table presents the carrying amount of investment securities held to maturity (HTM) and available for sale (AFS) as of the dates shown:

	December 31
	2008			2007			2006
	HTM	AFS	Total	HTM	AFS	Total	HTM	AFS	Total
	(in thousands)
U.S. Government securities	$—	$14,628	$14,628	$—	$14,536	$14,536	$—	$17,066	$17,066
U.S. Government sponsored agency securities	6,782	77,002	83,784	6,478	202,523	209,001	7,648	288,465	296,113
State and municipal	825	523,536	524,361	1,120	521,538	522,658	1,262	488,279	489,541
Corporate debt securities	25	119,894	119,919	25	165,982	166,007	75	70,637	70,712
Collateralized mortgage obligations	—	504,193	504,193	—	594,775	594,775	—	492,524	492,524
Mortgage-backed securities	2,004	1,141,351	1,143,355	2,662	1,452,188	1,454,850	3,539	1,343,107	1,346,646
Auction rate securities (1)	—	195,900	195,900	—	—	—	—	—	—

Total debt securities	9,636	2,576,504	2,586,140	10,285	2,951,542	2,961,827	12,524	2,700,078	2,712,602
Equity securities	—	138,701	138,701	—	191,725	191,725	—	165,636	165,636

Total	$9,636	$2,715,205	$2,724,841	$10,285	$3,143,267	$3,153,552	$12,524	$2,865,714	$2,878,238

(1)	See Note O, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for additional details related to auction rate securities.

Total investment securities decreased $428.7 million, or 13.6%, to $2.7 billion as of December 31, 2008. During 2008, proceeds from maturities and sales were not fully reinvested in the portfolio based on balance sheet management considerations, such as the Corporation’s overall funding position and the current and expected interest rate environment. In addition, the Corporation “pre-purchased” investments in late 2007 based on the expected cash flows to be generated from maturing securities over an approximate six-month period. Finally, the Corporation sold approximately $180 million of securities at the end of the second quarter of 2008 in order to fund balance sheet growth and to manage interest rate risk. The impact of the above factors was partially offset by $224.0 million of ARCs that were purchased from customers during 2008. See Note O, “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements for additional details.
The Corporation classified 99.6% of its investment portfolio as available for sale as of December 31, 2008 and, as such, these investments were recorded at their estimated fair values. The net unrealized loss on available for sale investment securities decreased from $29.9 million as of December 31, 2007 to $3.9 million as of December 31, 2008, generally due to $65.3 million of other-than-temporary impairment charges recorded by the Corporation during 2008, offset by the overall increase in portfolio values due to interest rate changes on collaterialized mortgage obligations and mortgage-backed securities.
Other Assets
Cash and due from banks decreased $50.1 million, or 13.1%. Because of the daily fluctuations that result in the normal course of business, cash is more appropriately analyzed in terms of average balances. On an average balance basis for the month of December, cash and due from banks decreased $13.6 million, or 4.3%, from $319.7 million in 2007 to $306.1 million in 2008.
Other earning assets decreased $7.6 million, or 6.1%, primarily due to an $8.1 million, or 7.8%, decrease in loans held for sale. Premises and equipment increased $9.4 million, or 4.8%, to $202.7 million. The increase reflects additions primarily for the construction of new branch facilities and information technology hardware and software additions, offset by the sales of branch and office facilities during 2008. The Corporation incurred approximately $12.3 million of capital expenditures related to hardware and software for strategic information technology initiatives in 2008. The Corporation expects to incur an additional $1.0 million of capital expenditures related to these initiatives in 2009.
Goodwill and intangible assets decreased $97.1 million, or 14.8%. The decrease was due primarily to the $90.0 million goodwill impairment charge for the Columbia Bank reporting unit and $7.2 million of intangible amortization expense. See also Note F, “Goodwill and Intangible Assets”, in the Notes to Consolidated Financial Statements for additional information.
Other assets increased $64.3 million, or 20.2%, to $382.4 million. The increase was primarily due to a $45.9 million increase in deferred tax assets as other-than-temporary impairment losses on investment securities and increased loan loss provisions resulted in higher temporary differences, a $10.3 million increase in LIH investments and a $6.9 million increase in other real estate owned. These increases in other assets were offset by a decrease associated with a change in the funded status of Corporation’s defined benefit pension plan. As of December 31, 2007, the defined benefit pension plan was overfunded by $6.8 million, recorded as a component of other assets. As of December 31, 2008, the defined benefit pension plan’s underfunded status was $12.2 million as a result of a significant decrease in the fair value of plan assets, recorded as a component of other liabilities. See Note L, “Employee Benefit Plans”, in the Notes to Consolidated Financial Statements for additional information related to the Corporation’s defined benefit pension plan.
Deposits and Borrowings
Deposits increased $446.5 million, or 4.4%, to $10.6 billion as of December 31, 2008. During 2008, total demand deposits increased $5.7 million, or 0.2%, savings deposits decreased $120.8 million, or 5.7%, and time deposits increased $561.6 million, or 12.4%. The increase in time deposits resulted from a $502.1 million increase in customer certificates of deposit and a $59.5 million increase in brokered certificates of deposit. The majority of this increase occurred during the fourth quarter of 2008 as time deposit rates became more competitive to reduce the reliance on wholesale funding.
Short-term borrowings decreased $621.2 million, or 26.1%, primarily due to a $650.0 million decrease in FHLB overnight repurchase agreements and an $86.2 million decrease in short-term promissory notes, offset by a $90.3 million increase in Federal funds purchased. The decrease resulted from the aforementioned increase in time deposits as well as the December 2008 preferred stock issuance. Long-term debt increased $145.7 million, or 8.9%, primarily due to an increase in FHLB advances to fund loan growth.

Other Liabilities
Other liabilities increased $6.3 million, or 2.9%. The increase was primarily attributable to a $12.2 million increase associated with the underfunded status of the Corporation’s defined benefit pension plan as of December 31, 2008, an $8.7 million increase associated with the Corporation’s guarantee to purchase illiquid ARCs from customer accounts, a $3.7 million increase associated with deferred revenue related to a change in third-party administrators for the Corporation’s brokerage business in 2008, a $3.2 million increase for amounts payable on LIH investments and a $1.5 million increase in the reserve for unfunded lending commitments. These increases to other liabilities were offset by a $15.6 million decrease in accrued interest payable, related to a decrease in average interest rates in 2008, and a $6.7 million decrease in the reserve for potential repurchases of previously sold residential mortgage and home equity loans.
Shareholders’ Equity
Total shareholders’ equity increased $284.7 million, or 18.1%, to $1.9 billion, or 11.5% of total assets as of December 31, 2008. Increases resulted from the issuance of $376.5 million of preferred stock and common stock warrants, to the UST under the CPP in December 2008 and $13.2 million of common stock issuances. These increases were offset by $104.6 million of dividends paid to shareholders. Changes in shareholders’ equity are summarized in the consolidated statements of shareholders’ equity and comprehensive income (loss).
The Corporation and its subsidiary banks are subject to regulatory capital requirements administered by various banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital to average assets (as defined). As of December 31, 2008, the Corporation and each of its bank subsidiaries met the minimum capital requirements. In addition, all of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations. See also Note J, “Regulatory Matters”, in the Notes to Consolidated Financial Statements.
On December 23, 2008, the Corporation entered into a Securities Purchase Agreement with the UST pursuant to which the Corporation sold to the UST for an aggregate purchase price of $376.5 million, 376,500 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (preferred stock), par value $1,000 per share, and warrants to purchase up to 5.5 million shares of common stock, par value $2.50 per share. As a condition under the CPP, without the consent of the UST, the Corporation’s share repurchases are limited to purchases in connection with the administration of any employee benefit plan, including purchases to offset share dilution in connection with any such plans. This restriction is effective until December 2011 or until the UST no longer owns any of the Corporation’s preferred shares issued under the CPP. The Corporation’s preferred stock is included as a component of Tier 1 capital in accordance with regulatory capital requirements.
The preferred stock ranks senior to the Corporation’s common shares and pays a compounding cumulative dividend at a rate of 5% per year for the first five years, and 9% per year thereafter. Dividends are payable quarterly on February 15th, May 15th, August 15th and November 15th. The Corporation is prohibited from paying any dividend with respect to shares of common stock or repurchasing or redeeming any shares of the Corporation’s common shares in any quarter unless all accrued and unpaid dividends are paid on the preferred stock for all past dividend periods (including the latest completed dividend period), subject to certain limited exceptions. In addition, without the consent of the UST, the Corporation is prohibited from declaring or paying any cash dividends on common shares in excess of $0.15 per share, which was the last quarterly cash dividend per share declared prior to October 14, 2008. The preferred stock is non-voting, other than class voting rights on matters that could adversely affect the preferred stock. The preferred stock is callable at par after three years. Prior to the end of three years, the preferred stock may be redeemed with the proceeds from one or more qualified equity offerings of any Tier 1 perpetual preferred or common stock of at least $94.1 million (a Qualified Equity Offering). The UST may also transfer the preferred stock to a third-party at any time.
The 5.5 million of common stock warrants issued to the UST have a term of 10 years and are exercisable at any time, in whole or in part, at an exercise price of $10.25 per share (subject to certain anti-dilution adjustments). The UST may not exercise the warrants for, or transfer the warrants with respect to, more than half of the initial shares of common stock underlying the warrants prior to the earlier of (i) the date on which the Corporation receives aggregate gross proceeds of not less than $376.5 million from one or more Qualified Equity Offerings and (ii) December 31, 2009. The number of shares to be delivered upon settlement of the warrants will be reduced by 50% if the Company receives aggregate gross proceeds of at least 100% of the aggregate liquidation preference of the preferred stock from one or more Qualified Equity Offerings prior to December 31, 2009.

The $376.5 million of proceeds was allocated to the preferred stock and the warrants based on their relative fair values at issuance ($368.9 million was allocated to the preferred stock and $7.6 million to the warrants). The difference between the initial value allocated to the preferred stock of approximately $368.9 million and the liquidation value of $376.5 million (the preferred stock discount) will be charged to retained earnings over the first five years of the contract as an adjustment to the dividend yield using the effective yield method.
Contractual Obligations and Off-Balance Sheet Arrangements
The Corporation has various financial obligations that require future cash payments. These obligations include the payment of liabilities recorded on the Corporation’s consolidated balance sheet as well as contractual obligations for purchased services or for operating leases. The following table summarizes significant contractual obligations to third parties, by type, that were fixed and determinable as of December 31, 2008:

	Payments Due In
	One Year	One to	Three to	Over Five
	or Less	Three Years	Five Years	Years	Total
			(in thousands)
Deposits with no stated maturity (1)	$5,453,799	$—	$—	$—	$5,453,799
Time deposits (2)	3,827,384	1,012,469	210,623	47,641	5,098,117
Short-term borrowings (3)	1,762,770	—	—	—	1,762,770
Long-term debt (3)	246,490	563,211	107,186	870,910	1,787,797
Operating leases (4)	13,602	22,948	17,454	46,796	100,800
Purchase obligations (5)	19,585	19,735	905	—	40,225
Uncertain tax positions (6)	5,526	—	—	—	5,526

(1)	Includes demand deposits and savings accounts, which can be withdrawn by customers at any time.

(2)	See additional information regarding time deposits in Note H, “Deposits”, in the Notes to Consolidated Financial Statements.

(3)	See additional information regarding borrowings in Note I, “Short-Term Borrowings and Long-Term Debt”, in the Notes to Consolidated Financial Statements.

(4)	See additional information regarding operating leases in Note N, “Leases”, in the Notes to Consolidated Financial Statements.

(5)	Includes significant information technology, telecommunication and data processing outsourcing contracts. Variable obligations, such as those based on transaction volumes, are not included.

(6)	Includes accrued interest. See additional information related to uncertain tax positions in Note K, “Income Taxes” in the Notes to Consolidated Financial Statements.
In addition to the contractual obligations listed in the preceding table, the Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk that are not recognized on the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued to guarantee the financial or performance obligation of a customer to a third-party. Commitments and standby letters of credit do not necessarily represent future cash needs as they may expire without being drawn.
The following table presents the Corporation’s commitments to extend credit and letters of credit as of December 31, 2008 (in thousands):

Commercial mortgage, construction and land development	$459,121
Home equity	886,693
Credit card	140
Commercial and other	2,014,545

Total commitments to extend credit	$3,360,499

Standby letters of credit	$789,804
Commercial letters of credit	37,620

Total letters of credit	$827,424

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
Allowance for Credit Losses – The Corporation accounts for the credit risk associated with its lending activities through the allowance for credit losses. The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the existing loan portfolio. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments, the balance of which is included in other liabilities. The provision for loan losses is the periodic charge to earnings, which is necessary to adjust the allowance for credit losses to its proper balance. The Corporation assesses the adequacy of its allowance through a methodology that consists of the following:
-	Identifying loans for individual review under Statement 114. In general, these consist of large balance commercial loans and commercial mortgages that are rated less than “satisfactory” based upon the Corporation’s internal credit-rating process.

-	Assessing whether the loans identified for review under Statement 114 are “impaired”. That is, whether it is probable that all amounts will not be collected according to the contractual terms of the loan agreement.

-	For loans reviewed under Statement 114, calculating the estimated fair value, using observable market prices, discounted cash flows or the value of the underlying collateral.

-	Classifying all non-impaired large balance loans based on credit risk ratings and allocating an allowance for loan losses based on appropriate factors, including recent loss history for similar loans.

-	Identifying all smaller balance homogeneous loans for evaluation collectively under the provisions of Statement 5. In general, these loans include residential mortgages, consumer loans, installment loans, commercial loans and commercial mortgages rated “satisfactory” or better, smaller balance commercial loans and mortgages and lease receivables.

-	Statement 5 loans are segmented into groups with similar characteristics and an allowance for loan losses is allocated to each segment based on recent loss history and other relevant information.

-	Reviewing the results to determine the appropriate balance of the allowance for credit losses. This review gives additional consideration to factors such as the mix of loans in the portfolio, the balance of the allowance relative to total loans and non-performing assets, trends in the overall risk profile of the portfolio, trends in delinquencies and non-accrual loans and local and national economic conditions.

-	An unallocated allowance is maintained to recognize the inherent imprecision in estimating and measuring loss exposure.

-	Documenting the results of its review in accordance with SAB 102.
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
The purchase price is established as the value of securities issued for the acquisition, cash consideration paid and certain acquisition-related expenses. The fair values of assets acquired and liabilities assumed are typically established through appraisals, observable market values or discounted cash flows. Management has engaged independent third-party valuation experts to assist in valuing certain assets, particularly intangibles. Other assets and liabilities are generally valued using the Corporation’s internal asset/liability modeling system. The assumptions used and the final valuations, whether prepared internally or by a third-party, are reviewed by management. Due to the complexity of purchase accounting, final determinations of values can be time consuming and, occasionally, amounts included in the Corporation’s consolidated balance sheets and consolidated statements of operations are based on preliminary estimates of value.

All acquisitions consummated with an effective date of January 1, 2009 or later will be accounted for under the requirements of Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (Statement 141R). The statement establishes principles and requirements for how an acquirer: recognizes and measures in its financial statement the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.
Goodwill and Intangible Assets – Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (Statement 142) addresses the accounting for goodwill and intangible assets subsequent to acquisition. Intangible assets are amortized over their estimated lives. Some intangible assets have indefinite lives and are, therefore, not amortized. All intangible assets must be evaluated for impairment if certain events occur. Any impairment write-downs are recognized as expense on the consolidated statements of operations.
Goodwill is not amortized to expense, but is evaluated at least annually for impairment. The Corporation completes its annual goodwill impairment test as of October 31st of each year. The Corporation tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units. A fair value is then determined for each reporting unit. If the fair values of the reporting units exceed their book values, no write-down of the recorded goodwill is necessary. If the fair values are less than the book values, an additional valuation procedure is necessary to assess the proper carrying value of the goodwill. In 2008, the Corporation recorded a $90.0 million goodwill impairment charge due to one of its defined reporting units failing the annual impairment test and based on the additional valuation procedures performed. The Corporation determined that no impairment write-offs were necessary during 2007 and 2006. For additional details related to the Corporation’s 2008 goodwill impairment, see Note F, “Goodwill and Intangible Assets” in the Notes to the Consolidated Financial Statements.
Business unit valuation is inherently subjective, with a number of factors based on assumptions and management judgments. Among these are future growth rates for the reporting units, selection of comparable market transactions, discount rates and earnings capitalization rates. Changes in assumptions and results due to economic conditions, industry factors and reporting unit performance and cash flow projections could result in different assessments of the fair values of reporting units and could result in impairment charges.
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
The Corporation must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are more likely than not to not be recovered, a valuation allowance must be recognized. The Corporation recorded a valuation allowance of $7.5 million as of December 31, 2008 for certain state net operating losses that are not expected to be recovered. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Corporation’s consolidated financial statements.
The Corporation accounts for uncertain tax positions as required by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. Specifically, the interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
See also Note K, “Income Taxes”, in the Notes to Consolidated Financial Statements.

Fair Value Measurements – On January 1, 2008, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (Statement 157) for all assets and liabilities required to be measured at fair value on a recurring basis and all financial assets and liabilities measured at fair value on a nonrecurring basis. Statement 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three categories (from highest to lowest priority):
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
As required by Statement 157, the Corporation has categorized all financial assets and liabilities and all nonfinancial assets and liabilities required to be measured at fair value on a recurring basis into the above three levels. In addition, the Corporation has categorized all financial assets and liabilities measured at fair value on a nonrecurring basis into the above three levels. See Note P, “Fair Value Measurements” in the Notes to Consolidated Financial Statements for the disclosures required by Statement 157.
In October 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of Statement 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance for the Corporation. The Corporation applied the provisions of FSP 157-3 to certain debt security investments for which there was no active market.
The determination of fair value for assets and liabilities categorized as Level 3 assets requires a great deal of subjectivity due to the use of unobservable inputs. In addition, determining when a market is no longer active and placing little or no reliance on distressed market prices requires the use of management’s judgment. The need for greater management judgment in determining fair values for Level 3 assets and liabilities has further been heightened by the current challenging economic conditions, which have resulted in a great deal of volatility in the fair values of investment securities.
The Corporation engages third-party valuation experts to assist in valuing most of the assets and liabilities measured at fair value on a recurring basis which are classified as Level 2 or Level 3 items, including: available-for-sale investment securities, guarantee liabilities associated with the Corporation’s commitment to purchase ARCs from customer accounts and hedged certificates of deposits and their related interest rate swaps.
Recent Accounting Pronouncements
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (Statement 161). Statement 161 establishes the disclosure requirements for derivative instruments and hedging activities, including disclosure of information that should enable users of financial information to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or the Corporation’s March 31, 2009 quarterly report on Form 10-Q. The adoption of Statement 161 is not expected to have a material impact on the Corporation’s consolidated financial statements.
In September 2008, the FASB issued FASB Staff Position No. 133-1 and 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. This staff position requires companies who sell credit derivatives or issue financial guarantees to disclose information about these instruments to enable users of the financial statements to assess the potential effect of the instruments on the reporting entity’s financial position, financial performance and cash flows. The disclosure requirements of this staff position were effective for the Corporation on December 31, 2008, and impacted the Corporation’s disclosures related to guarantees subject to FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (FIN 45), which include: standby and commercial letters of credit and ARC purchase guarantees. See Note O, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for disclosures related to this staff position.
In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (EITF 03-6-1). EITF 03-6-1 requires companies to include participating share-based payment transactions, prior to vesting, in the earnings allocation in computing earnings per share. EITF 03-6-1 defines participating share-based payment awards as those that contain nonforfeitable rights to dividends, even if granted prior to when an award vests. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or the Corporation’s March 31, 2009 quarterly report on Form 10-Q. The adoption of EITF 03-6-1 is not expected to impact the Corporation’s earning per share computations.
In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”. This staff position requires companies to disclose additional information about transfers of financial assets and interests in variable interest entities, including the following: a transferor’s continuing involvement in financial assets that it has transferred in a securitization or asset-backed financing arrangement, the nature of any restrictions and the carrying amounts of any assets held by an entity that relate to a transferred asset and how servicing assets and liabilities are reported under Statement 140. This staff position is effective for the first reporting period ending after December 15, 2008, or December 31, 2008 for the Corporation. See Note G, “Mortgage Servicing Rights” and Note I, “Short-term Borrowings and Long-term Debt” in the Notes to Consolidated Financial Statements for disclosures related to this staff position.
In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This staff position amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plans. This staff position is effective for disclosures about plan assets provided for fiscal years ending after December 15, 2009, or December 31, 2009 for the Corporation. The adoption of this staff position will impact future disclosures related to the Corporation’s defined benefit pension plan.
In January 2009, the FASB issued FASB Staff Position EITF 99-20-1, “Amendments to the Impairment Guidance in EITF Issue No. 99-20” (FSP EITF 99-20-1). This staff position amends the impairment guidance in EITF No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred for certain debt securities. Specifically, this staff position provides that when determining whether an impairment of a securitized financial asset is other-than-temporary the holder of that instrument must assess whether there has been a probable adverse change in expected cash flows and is not required to use “market participant” assumptions in that determination. FSP EITF 99-20-1 is effective for reporting periods ending after December 15, 2008, or December 31, 2008 for the Corporation. The application of this staff position did not impact the Corporation’s consolidated financial statements.

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
Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. As of December 31, 2008, the Corporation’s equity investments consisted of FHLB and Federal Reserve Bank stock ($85.3 million), common stocks of publicly traded financial institutions ($43.4 million), and money market mutual funds and other equity investments ($10.0 million). The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had an adjusted cost basis of $42.8 million and a fair value of $43.4 million as of December 31, 2008. Gross unrealized gains and losses in this portfolio were approximately $2.1 million and $1.5 million as of December 31, 2008, respectively.
Although the carrying value of financial institution stocks accounted for less than 0.3% of the Corporation’s total assets as of December 31, 2008, the Corporation has a history of realizing gains from this portfolio. However, significant declines in the values of financial institution stocks held in this portfolio have not only impacted the Corporation’s ability to realize gains on their sale in 2008 and 2007, but have also resulted in significant other-than-temporary impairment charges.
The Corporation has evaluated whether any unrealized losses on individual equity investments constituted other-than-temporary impairment, which would require a write-down through a charge to earnings. Based on the results of such evaluations, the Corporation recorded write-downs of $43.1 million in 2008, $292,000 in 2007, and $122,000 in 2006 for specific equity securities which were deemed to exhibit other-than-temporary impairment in value. In addition, the Corporation recorded other-than-temporary impairment charges of $1.2 million and $357,000 for a mutual fund investment and other government agency-sponsored stocks, respectively, in 2008. Additional impairment charges may be necessary depending upon the performance of the equity markets in general and the performance of the individual investments held by the Corporation. See also Note C, “Investment Securities”, in the Notes to Consolidated Financial Statements.
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
Another source of equity market price risk is the Corporation’s investment in FHLB stock. The Corporation is required to own FHLB stock in order to borrow funds from the FHLB. FHLBs obtain funding primarily through issuance of consolidated obligations of the Federal Home Loan Bank system. The U.S. government does not guarantee these obligations, and each of the FHLB banks is generally jointly and severally liable for repayment of each other’s debt. Recently, the FHLB system has experienced financial stress, and some of the regional banks within the FHLB system have suspended or reduced their dividends, or eliminated the ability of members to redeem capital stock. The ultimate impact of these developments on the FHLB system or its programs for advances to members is uncertain. The Corporation’s FHLB stock and its ability to obtain FHLB funds could be adversely impacted if the financial health of the FHLB system worsens.
In addition to its equity portfolio, the Corporation’s investment management and trust services revenue is impacted by fluctuations in the securities markets. A portion of the Corporation’s trust and brokerage revenue is based on the value of the underlying investment portfolios. If the values of those investment portfolios decrease, whether due to factors influencing U.S. securities markets in general, or otherwise, the Corporation’s revenue would be negatively impacted. In addition, the Corporation’s ability to sell its brokerage services is dependent, in part, upon consumers’ level of confidence in the outlook for rising securities prices.
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
Auction rate certificates (ARCs)
Beginning in the second quarter of 2008, the Corporation’s debt securities included ARCs purchased from customers. Due to the current market environment, these ARCs are susceptible to significant market price risk. As of December 31, 2008, ARCs had a cost basis of $208.3 million and fair value of $195.9 million, or 1.2% of total assets.
ARCs are long-term securities structured to allow their sale in periodic auctions, resulting in both the treatment of ARCs as short-term instruments in normal market conditions and fair values that could be derived based on periodic auction prices. However, beginning in mid-February 2008, market auctions for these securities began to fail due to an insufficient number of buyers, resulting in an illiquid market. This illiquidity has resulted in recent market prices that represent forced liquidations or distressed sales and do not provide an accurate basis for fair value. Therefore, as of December 31, 2008, the fair value of the ARC securities held by the Corporation were derived using significant unobservable inputs based on an expected cash flow model which produced fair values which were materially different from those that would be expected from settlement of these investments in the illiquid market that presently exists. The expected cash flow model produced fair values which assumed a return to market liquidity sometime within the next three to five years. If liquidity does not return within a time frame that is materially consistent with the Corporation’s assumptions, the fair value of ARCs could significantly change.
The credit quality of the underlying debt associated with the ARCs is also a factor in the determination of their estimated fair value. As of December 31, 2008, the total combined estimated fair value of ARCs held by the Corporation and ARCs held within customers’ accounts was approximately $292 million, with $195.9 million held by the Corporation, as stated above. Approximately 98% of the approximately $292 million of ARCs are backed by student loans, while the remaining ARCs are backed by state and municipal securities. Approximately 80% of the student loan ARCs have credit ratings of AAA, with a majority of the remaining 20% AA-rated. The current illiquid market did not impact the credit risk associated with the assets underlying the ARCs, both those held by the Corporation and those that remain in customer accounts. Therefore, as of December 31, 2008, the risk of changes in the estimated fair values of ARCs due to deterioration in the credit quality of their underlying debt instruments is not significant.
Corporate Debt Securities
The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities and subordinated debt issued by financial institutions, as presented in the following table:

	December 31, 2008
	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities (1)	$97,887	$69,819
Subordinated debt	34,788	31,745
Pooled trust preferred securities	19,351	15,381

Total corporate debt securities issued by financial institutions	$152,026	$116,945

(1)	Single-issuer trust preferred securities with estimated fair values totaling $7.5 million as of December 31, 2008 are classified as Level 3 assets. See Note P, “Fair Value Measurements” in the Notes to Consolidated Financial Statements for additional details.
Historically, the Corporation determined the fair value of these securities based on prices received from third-party brokers and pricing agencies who determined fair values using both quoted prices for similar assets, when available, and model-based valuation techniques that derived fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates.
The Corporation has determined that the market for pooled trust preferred securities and certain single-issuer trust preferred securities held by the Corporation was not active. Consistent with Staff Position No. 157-3, the Corporation determined, through the use of a third-party valuation specialist, the fair value of its investments in pooled trust preferred securities using a discounted cash flows model, which applied a credit and liquidity adjusted discount rate to expected cash flows. For certain single-issuer trust preferred securities, the Corporation determined fair values based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models and were not indicative prices or binding offers.
In 2008, the Corporation recorded $15.8 million of other-than-temporary impairment charges related to investments in pooled trust preferred securities. In addition, the Corporation recorded a $4.9 million other-than-temporary impairment charge related to subordinated debt issued by a failed financial institution. The current illiquid market for debt securities issued by financial institutions may continue to impact the fair values of these securities. Additional impairment charges may be necessary in the future depending upon the performance of the individual investments held by the Corporation.
See Note P, “Fair Value Measurements”, in the Notes to Consolidated Financial Statements for further discussion related to the fair values of debt securities.
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
The consolidated statements of cash flows provide details related to the Corporation’s sources and uses of cash. The Corporation generated $194.7 million in cash from operating activities during 2008, mainly due to net loss, as adjusted for non-cash charges such as the provision for loan losses, goodwill impairment and investment securities losses. Investing activities resulted in a net cash outflow of $501.5 million in 2008 due to the purchase of investment securities and the net increase in loans exceeding the proceeds from sales and maturities of investments. Financing activities resulted in net cash proceeds of $256.7 million in 2008, compared to net cash proceeds of $800.2 million in 2007 as net funds provided by the issuance of preferred stock, additions of long-tern debt and increases in time deposits exceeded net repayments of short-term borrowings and decreases in demand and savings accounts, and shareholder dividends.
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
As of December 31, 2008, liquid assets (defined as cash and due from banks, short-term investments, Federal funds sold, mortgages available for sale, securities available for sale, and non-mortgage-backed securities held to maturity due in one year or less) totaled $3.1 billion, or 19.4% of total assets, as compared to $3.6 billion, or 22.9% of total assets, as of December 31, 2007.

The following tables present the expected maturities of investment securities as of December 31, 2008 and the weighted average yields of such securities (calculated based on historical cost):
HELD TO MATURITY (at amortized cost)

	MATURING
			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
U.S. Government sponsored agency securities	$—	—	$6,782	2.10%	$—	—	$—	—
State and municipal (1)	322	6.32	503	5.25	—	—	—	—
Corporate debt securities	25	—	—	—	—	—	—	—

Total	$347	5.86%	$7,285	2.32%	$—	—	$—	—

Mortgage-backed securities (2)	$2,004	6.13%

AVAILABLE FOR SALE (at estimated fair value)

	MATURING
			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
U.S. Government securities	$14,628	2.02%	$—	—	$—	—	$—	—
U.S. Government sponsored agency securities (3)	18,266	4.72	42,224	5.23	16,147	4.94	365	3.93
State and municipal (1)	93,472	4.43	233,410	5.05	29,610	5.71	167,044	6.69
Auction rate securities (4)	—	—	—	—	2,473	4.31	193,427	2.19
Corporate debt securities	229	4.13	2,734	6.92	31,745	5.42	85,186	7.48

Total	$126,595	4.19%	$278,368	5.10%	$79,975	5.40%	$446,022	4.99%

Collateralized mortgage obligations (2)	$504,193	5.29%

Mortgage-backed securities (2)	$1,141,351	5.02%

(1)	Weighted average yields on tax-exempt securities have been computed on a fully taxable-equivalent basis assuming a tax rate of 35% and statutory interest expense disallowances.

(2)	Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans. For the purpose of this table, the entire balance and weighted average rate is shown in one period.

(3)	Includes Small Business Administration securities, whose maturities are dependent upon prepayments on the underlying loans. For the purpose of this table, amounts are based upon contractual maturities.

(4)	Maturities of auction rate securities are based on contractual maturities. See Note O, “ Commitments and Contingencies” in the Notes to Consolidated Financial Statements for additional disclosures related to auction rate securities.
The Corporation’s investment portfolio consists mainly of mortgage-backed securities and collateralized mortgage obligations which have stated maturities that may differ from actual maturities due to borrowers’ ability to prepay obligations. Cash flows from such investments are dependent upon the performance of the underlying mortgage loans and are generally influenced by the level of interest rates. As rates increase, cash flows generally decrease as prepayments on the underlying mortgage loans decrease. As rates decrease, cash flows generally increase as prepayments increase.

The following table presents the approximate contractual maturity and interest rate sensitivity of certain loan types subject to changes in interest rates as of December 31, 2008:

		One
	One Year	Through	More Than
	or Less	Five Years	Five Years	Total
		(in thousands)
Commercial, financial and agricultural:
Adjustable and floating rate	$721,809	$1,623,480	$281,003	$2,626,292
Fixed rate	398,137	505,098	106,017	1,009,252

Total	$1,119,946	$2,128,578	$387,020	$3,635,544

Real-estate – mortgage (1):
Adjustable and floating rate	$1,087,956	$2,408,846	$1,382,040	$4,878,842
Fixed rate	563,338	874,191	442,077	1,879,606

Total	$1,651,294	$3,283,037	$1,824,117	$6,758,448

Real-estate – construction:
Adjustable and floating rate	$643,806	$283,493	$38,689	$965,988
Fixed rate	75,838	68,766	85,458	230,062

Total	$719,644	$352,259	$124,147	$1,196,050

(1)	Includes commercial mortgages, residential mortgages and home equity loans.
Contractual maturities of time deposits of $100,000 or more outstanding as of December 31, 2008 are as follows (in thousands):

Three months or less	$324,075
Over three through six months	381,865
Over six through twelve months	637,895
Over twelve months	370,450

Total	$1,714,285

Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of December 31, 2008, the Corporation had $1.4 billion in overnight and term advances outstanding from the FHLB with an additional $1.2 billion of borrowing capacity (including both short-term funding on its lines of credit and long-term borrowings). This availability, along with Federal funds lines at various correspondent banks, provides the Corporation with additional liquidity.
The Corporation maintains liquidity sources in the form of “core” demand and savings deposits, time deposits in various denominations, including jumbo and brokered time deposits, repurchase agreements and short-term promissory notes. During the fourth quarter of 2008, a combination of commercial real estate loans, commercial loans and securities were pledged to the Federal Reserve Bank of Philadelphia to provide access to overnight Federal Reserve Bank borrowings under the discount window and term borrowings under the Federal Reserve Bank’s term auction facility. As of December 31, 2008, the Corporation had $1.7 billion of collateralized borrowing availability at the discount window and term auction facility and no outstanding borrowings.

The following table provides information about the Corporation’s interest rate sensitive financial instruments. The table presents expected cash flows and weighted average rates for each significant interest rate sensitive financial instrument, by expected maturity period (dollars in thousands).

	Expected Maturity Period							Estimated
	2009	2010	2011	2012	2013	Beyond	Total	Fair Value
Fixed rate loans (1)	$1,174,691	$621,482	$457,152	$340,733	$307,692	$643,464	$3,545,214	$3,545,828
Average rate	5.27%	6.60%	6.62%	6.60%	6.76%	6.46%	6.15%
Floating rate loans (1) (7)	2,456,683	1,076,624	825,502	667,909	1,756,089	1,701,744	8,484,551	8,208,920
Average rate	4.89%	5.33%	5.35%	5.38%	4.32%	6.11%	5.16%

Fixed rate investments (2)	630,221	457,989	408,593	273,470	96,231	426,969	2,293,473	2,324,178
Average rate	4.75%	4.86%	4.75%	4.79%	5.04%	4.64%	4.77%
Floating rate investments (2)	32	500	208,281	—	141	89,182	298,136	262,890
Average rate	5.42%	5.63%	3.28%	—	1.91%	4.63%	3.69%

Other interest-earning assets	117,550	—	—	—	—	—	117,550	117,550
Average rate	5.10%	—	—	—	—	—	5.10%

Total	$4,379,177	$2,156,595	$1,899,528	$1,282,112	$2,160,503	$2,861,359	$14,738,924	$14,459,366
Average rate	4.98%	5.60%	5.30%	5.58%	4.70%	5.92%	5.30%

Fixed rate deposits (3)	$3,827,542	$736,148	$276,233	$154,590	$56,134	$47,470	$5,098,117	$5,137,200
Average rate	3.23%	3.86%	3.60%	4.48%	4.05%	1.91%	3.38%
Floating rate deposits (4)	1,498,076	169,870	169,870	156,174	148,899	1,657,469	3,800,358	3,800,359
Average rate	1.15%	0.77%	0.77%	0.70%	0.66%	0.59%	0.83%

Fixed rate borrowings (5)	249,961	469,756	94,794	102,760	5,799	508,404	1,431,474	1,399,552
Average rate	4.33%	4.84%	3.60%	4.01%	2.88%	5.50%	4.84%
Floating rate borrowings (6)	1,763,093	—	—	—	—	356,000	2,119,093	2,128,880
Average rate	0.64%	—	—	—	—	2.96%	1.03%

Total	$7,338,672	$1,375,774	$540,897	$413,524	$210,832	$2,569,343	$12,449,042	$12,465,991
Average rate	2.22%	3.81%	2.71%	2.94%	1.62%	1.91%	2.37%

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments.

(2)	Amounts are based on contractual maturities; adjusted for expected prepayments on mortgage-backed securities, collateralized mortgage obligations and expected calls on agency and municipal securities.

(3)	Amounts are based on contractual maturities of time deposits.

(4)	Estimated based on history of deposit flows.

(5)	Amounts are based on contractual maturities of debt instruments, adjusted for possible calls. Amounts also include junior subordinated deferrable interest debentures.

(6)	Amounts include Federal funds purchased, short-term promissory notes, floating FHLB advances and securities sold under agreements to repurchase, which mature in less than 90 days, in addition to junior subordinated deferrable interest debentures.

(7)	Line of credit amounts are based on historical cash flow assumptions, with an average life of approximately 5 years.
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
Included within the $8.5 billion of floating rate loans above are $3.4 billion of loans, or 40% of the total, that float with the prime interest rate, $1.1 billion, or 13%, of loans which float with other interest rates, primarily LIBOR, and $4.0 billion, or 47%, of adjustable rate loans. The $4.0 billion of adjustable rate loans include loans that are fixed rate instruments for a certain period of time, and then convert to floating rates.

The following table presents the percentage of adjustable rate loans, stratified by their remaining fixed term at December 31, 2008:

Percent of Total
Adjustable Rate
Fixed Rate Term	Loans
One year	19.7%
Two years	0.8
Three years	2.4
Four years	1.3
Five years	60.7
Greater than five years	15.7
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
Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into repricing periods. The sum of assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits having no contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans, mortgage-backed securities and collateralized mortgage obligations includes the effect of expected prepayments, based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative six-month ratio of rate sensitive assets to rate sensitive liabilities (RSA/RSL) to a range of 0.85 to 1.15. As of December 31, 2008, the cumulative six-month ratio of RSA/RSL was 1.14. While the RSA/RSL is within policy limits at December 31, 2008, the Corporation is taking measures to reduce its static gap position, which is at its current level due primarily to the receipt of $376.5 million in CPP funds on December 23, 2008, which reduced the Corporation’s overnight borrowings.
Simulation of net interest income and net income is performed for the next twelve-month period. A variety of interest rate scenarios are used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of earnings is used primarily to measure the Corporation’s short-term earnings exposure to rate movements. The Corporation’s policy limits the potential exposure of net interest income to 10% of the base case net interest income for a 100 basis point shock in interest rates, 15% for a 200 basis point shock and 20% for a 300 basis point shock. A “shock’ is an immediate upward or downward movement of interest rates across the yield curve based upon changes in the prime rate. The shocks do not take into account changes in customer behavior that could result in changes to mix and/or volumes in the balance sheet nor do they account for competitive pricing over the forward 12-month period. The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Annual change
in net interest
Rate Shock	income	% Change
+300 bp	+ $45.1 million	+ 9.0%
+200 bp	+ $30.3 million	+ 6.0%
+100 bp	+ $13.7 million	+ 2.7%
-100 bp	- $18.9 million	- 3.8%
Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point shock movement in interest rates. As of December 31, 2008, the Corporation was within economic value of equity policy limits.

Item 8. Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per-share data)

	December 31
	2008	2007

Assets
Cash and due from banks	$331,164	$381,283
Interest-bearing deposits with other banks	16,791	11,330
Federal funds sold	4,919	9,823
Loans held for sale	95,840	103,984
Investment securities:
Held to maturity (estimated fair value of $9,765 in 2008 and $10,399 in 2007)	9,636	10,285
Available for sale	2,715,205	3,143,267

Loans, net of unearned income	12,042,620	11,204,424
Less: Allowance for loan losses	(173,946)	(107,547)

Net Loans	11,868,674	11,096,877

Premises and equipment	202,657	193,296
Accrued interest receivable	58,566	73,435
Goodwill	534,385	624,072
Intangible assets	23,448	30,836
Other assets	323,821	244,610

Total Assets	$16,185,106	$15,923,098

Liabilities
Deposits:
Noninterest-bearing	$1,653,440	$1,722,211
Interest-bearing	8,898,476	8,383,234

Total Deposits	10,551,916	10,105,445

Short-term borrowings:
Federal funds purchased	1,147,673	1,057,335
Other short-term borrowings	615,097	1,326,609

Total Short-Term Borrowings	1,762,770	2,383,944

Accrued interest payable	53,678	69,238
Other liabilities	169,298	147,418
Federal Home Loan Bank advances and long-term debt	1,787,797	1,642,133

Total Liabilities	14,325,459	14,348,178

Shareholders’ Equity
Preferred stock, $1,000 par value, 376,500 shares authorized and outstanding	368,944	—
Common stock, $2.50 par value, 600 million shares authorized, 192.4 million shares issued in 2008 and 191.8 million shares issued in 2007	480,978	479,559
Additional paid-in capital	1,260,947	1,254,369
Retained earnings	31,075	141,993
Accumulated other comprehensive loss	(17,907)	(21,773)
Treasury stock (17.3 million shares in 2008 and 18.3 million shares in 2007), at cost	(264,390)	(279,228)

Total Shareholders’ Equity	1,859,647	1,574,920

Total Liabilities and Shareholders’ Equity	$16,185,106	$15,923,098

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share data)

	2008	2007	2006

Interest Income
Loans, including fees	$727,124	$801,175	$727,297
Investment securities:
Taxable	110,220	99,621	97,652
Tax-exempt	18,137	17,423	14,896
Dividends	5,726	8,227	6,568
Loans held for sale	5,701	11,501	15,564
Other interest income	586	1,630	2,530

Total Interest Income	867,494	939,577	864,507

Interest Expense
Deposits	212,114	294,395	246,941
Short-term borrowings	50,091	73,983	78,043
Long-term debt	81,141	82,455	53,960

Total Interest Expense	343,346	450,833	378,944

Net Interest Income	524,148	488,744	485,563
Provision for Loan Losses	119,626	15,063	3,498

Net Interest Income After Provision for Loan Losses	404,522	473,681	482,065

Other Income
Service charges on deposit accounts	61,640	46,500	43,773
Other service charges and fees	36,247	32,151	26,792
Investment management and trust services	32,734	38,665	37,441
Gain on sale of credit card portfolio	13,910	—	—
Gains on sale of mortgage loans	10,332	14,294	21,086
Investment securities (losses) gains, net	(58,241)	1,740	7,439
Other	14,434	14,674	13,344

Total Other Income	111,056	148,024	149,875

Other Expenses
Salaries and employee benefits	213,557	217,526	213,913
Net occupancy expense	42,239	39,965	36,493
Operating risk loss	24,308	27,229	4,818
Equipment expense	13,332	13,892	14,251
Marketing	13,267	11,334	10,638
Data processing	12,813	12,755	12,228
Intangible amortization	7,162	8,334	7,907
Goodwill impairment	90,000	—	—
Other	79,947	74,420	65,743

Total Other Expenses	496,625	405,455	365,991

Income Before Income Taxes	18,953	216,250	265,949
Income taxes	24,570	63,532	80,422

Net Income (Loss)	(5,617)	152,718	185,527
Preferred stock dividends and discount accretion	(463)	—	—

Net Income (Loss) Available to Common Shareholders	$(6,080)	$152,718	$185,527

Per Common Share:
Net Income (Loss) (Basic)	$(0.03)	$0.88	$1.07
Net Income (Loss) (Diluted)	(0.03)	0.88	1.06
Cash Dividends	0.600	0.598	0.581
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

						Accumulated
		Common Stock		Additional		Other
	Preferred	Shares		Paid-in	Retained	Comprehensive	Treasury
	Stock	Outstanding	Amount	Capital	Earnings	Income (Loss)	Stock	Total
				(in thousands)
Balance at January 1, 2006	$—	164,868	$430,827	$996,708	$138,529	$(42,285)	$(240,808)	$1,282,971
Comprehensive Income (Loss):
Net Income					185,527			185,527
Other comprehensive income						11,993		11,993

Total comprehensive income								197,520

Adjustment to initially apply Statement 158 (net of $4.7 million tax effect)						(8,799)		(8,799)
Stock dividend - 5%			22,648	107,952	(130,600)			—
Stock issued, including related tax benefits		1,222	2,989	6,868				9,857
Stock-based compensation awards				1,687				1,687
Stock issued for acquisition of Columbia Bancorp		8,619	20,523	133,608				154,131
Acquisition of treasury stock		(1,061)					(16,770)	(16,770)
Accelerated share repurchase settlement							(3,423)	(3,423)
Cash dividends — $0.581 per share					(100,864)			(100,864)

Balance at December 31, 2006	$—	173,648	$476,987	$1,246,823	$92,592	$(39,091)	$(261,001)	$1,516,310
Comprehensive Income (Loss):
Net Income					152,718			152,718
Other comprehensive income						17,318		17,318

Total comprehensive income								170,036

Stock issued, including related tax benefits		1,029	2,572	4,907				7,479
Stock-based compensation awards				2,639				2,639
Cumulative effect of FIN 48 adoption					220			220
Acquisition of treasury stock		(1,174)					(18,227)	(18,227)
Cash dividends — $0.598 per share					(103,537)			(103,537)

Balance at December 31, 2007	$—	173,503	$479,559	$1,254,369	$141,993	$(21,773)	$(279,228)	$1,574,920
Comprehensive Income (Loss):
Net Loss					(5,617)			(5,617)
Other comprehensive income						3,866		3,866

Total comprehensive loss								(1,751)

Preferred stock and common stock warrants issued	368,900			7,600				376,500
Stock issued, including related tax benefits		1,541	1,419	(3,080)			14,838	13,177
Stock-based compensation awards				2,058				2,058
Impact of pension plan measurement date change (net of $23,000 tax effect)					43			43
Cumulative effect of EITF 06-4 adoption					(677)			(677)
Preferred stock discount accretion	44				(44)			—
Cash dividends — $0.600 per share					(104,623)			(104,623)

Balance at December 31, 2008	$368,944	175,044	$480,978	$1,260,947	$31,075	$(17,907)	$(264,390)	$1,859,647

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(5,617)	$152,718	$185,527

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	119,626	15,063	3,498
Depreciation and amortization of premises and equipment	19,693	19,711	19,270
Net amortization of investment security premiums	290	2,111	3,608
Goodwill impairment	90,000	—	—
Deferred income tax benefit	(52,483)	(13,646)	(5,779)
Gain on sale of credit card portfolio	(13,910)	—	—
Investment securities losses (gains)	58,241	(1,740)	(7,439)
Gains on sale of mortgage loans	(10,332)	(14,294)	(21,086)
Proceeds from sales of mortgage loans held for sale	658,437	1,283,176	1,969,362
Originations of mortgage loans held for sale	(655,459)	(1,164,101)	(1,943,940)
Amortization of intangible assets	7,162	8,334	7,907
Intangible assets impairment	—	1,069	—
Stock-based compensation	2,058	2,639	1,687
Excess tax benefits from stock based compensation	(20)	(111)	(783)
Decrease (increase) in accrued interest receivable	14,869	(1,610)	(11,908)
(Increase) decrease in other assets	(3,825)	16,315	(12,613)
(Decrease) increase in accrued interest payable	(15,560)	7,846	21,741
Decrease in other liabilities	(18,424)	(8,789)	(7,384)

Total adjustments	200,363	151,973	16,141

Net cash provided by operating activities	194,746	304,691	201,668

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	740,353	365,559	147,194
Proceeds from maturities of securities held to maturity	6,644	3,191	5,923
Proceeds from maturities of securities available for sale	631,324	490,252	598,111
Proceeds from sale of credit card portfolio	100,516	—	—
Purchase of securities held to maturity	(6,038)	(2,287)	(698)
Purchase of securities available for sale	(983,713)	(1,111,203)	(868,876)
(Increase) decrease in short-term investments	(557)	7,035	20,598
Net increase in loans	(961,002)	(809,562)	(886,372)
Net cash paid for acquisitions	—	—	(109,729)
Net purchase of premises and equipment	(29,054)	(21,606)	(32,642)

Net cash used in investing activities	(501,527)	(1,078,621)	(1,126,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand and savings deposits	(115,100)	(233,523)	(137,546)
Net increase in time deposits	561,571	106,499	596,240
Additions to long-term debt	344,690	1,463,633	550,166
Repayments of long-term debt	(199,026)	(1,125,648)	(186,499)
(Decrease) increase in short-term borrowings	(621,174)	703,104	197,795
Dividends paid	(103,976)	(103,122)	(98,022)
Net proceeds from issuance of preferred stock and common stock warrants	376,500	—	—
Net proceeds from issuance of common stock	13,157	7,368	9,074
Excess tax benefits from stock based compensation	20	111	783
Acquisition of treasury stock	—	(18,227)	(20,193)

Net cash provided by financing activities	256,662	800,195	911,798

Net (decrease) increase in Cash and Due From Banks	(50,119)	26,265	(13,025)
Cash and Due From Banks at Beginning of Year	381,283	355,018	368,043

Cash and Due From Banks at End of Year	$331,164	$381,283	$355,018

Supplemental Disclosures of Cash Flow Information
Cash paid during period for:
Interest	$358,906	$442,987	$357,203
Income taxes	80,327	65,053	77,327
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business: Fulton Financial Corporation (Parent Company) is a multi-bank financial holding company which provides a full range of banking and financial services to businesses and consumers through its ten wholly owned banking subsidiaries: Fulton Bank, Swineford National Bank, Lafayette Ambassador Bank, FNB Bank N.A., Hagerstown Trust Company, Delaware National Bank, The Bank, The Peoples Bank of Elkton, Skylands Community Bank and The Columbia Bank as well as its financial services subsidiaries, Fulton Financial Advisors, N.A., and Fulton Insurance Services Group, Inc. In addition, the Parent Company owns the following non-bank subsidiaries: Fulton Financial Realty Company, Fulton Reinsurance Company, LTD, Central Pennsylvania Financial Corp., FFC Management, Inc. and FFC Penn Square, Inc. Collectively, the Parent Company and its subsidiaries are referred to as the Corporation.
During 2008 and 2007, the Corporation completed the consolidation of certain wholly owned banking subsidiaries. In February 2007, the former First Washington State Bank subsidiary consolidated with The Bank. In May 2007, the former Somerset Valley Bank subsidiary consolidated with Skylands Community Bank. In July 2007, the former Lebanon Valley Farmers Bank subsidiary consolidated with Fulton Bank. In March 2008, the former Resource Bank subsidiary consolidated with Fulton Bank. In addition, during 2008, the Corporation announced the consolidation of its Maryland banking subsidiaries. The consolidation, which is expected to take place in 2009, will merge the Corporation’s Hagerstown Trust Company and Peoples Bank of Elkton subsidiaries into The Columbia Bank.
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
Fair Value Measurements: On January 1, 2008, the Corporation adopted the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (Statement 157) for assets and liabilities required to be measured at fair value on a recurring basis and all financial assets and liabilities measured at fair value on a nonrecurring basis.
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

As required by Statement 157, the Corporation has categorized all assets and liabilities required to be measured at fair value on a recurring basis into the above three levels. In addition, the Corporation has categorized all financial assets and liabilities measured at fair value on a nonrecurring basis into the same three levels.
In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delayed the effective date of Statement 157 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis, until fiscal years beginning after November 15, 2008, or January 1, 2009 for the Corporation. In accordance with FSP 157-2, the Corporation did not apply the provisions of Statement 157 for the following nonfinancial assets and liabilities, which are not measured at fair value on a recurring basis: loans, deposits and borrowings acquired in prior years’ business combinations, other intangible assets initially measured at fair value upon acquisition and reporting units tested annually for goodwill impairment under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. The application of FSP 157-2 for these nonfinancial assets and liabilities is not expected to have a material impact on their reported values.
In October 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of Statement 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance for the Corporation. The Corporation applied the provisions of FSP 157-3 to certain debt security investments for which there was no active market.
See Note P, “Fair Value Measurements” for additional details.
Fair Value Option: In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (Statement 159). Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value and amends Statement 115 to, among other things, require certain disclosures for amounts for which the fair value option is applied. Statement 159 became effective for the Corporation on January 1, 2008.
Upon adoption of Statement 159, the Corporation elected to account for its hedged certificates of deposit, as detailed under the heading “Derivative Financial Instruments” below, at fair value according to the provisions of Statement 159. Prior to the adoption of Statement 159, the Corporation accounted for these certificates of deposit at fair value under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133), after performing required tests to determine the hedges were highly effective. The adoption of Statement 159 for these instruments did not result in a change in the reported values of the certificates of deposit on the Corporation’s consolidated balance sheets and, as such, no cumulative-effect impact upon adoption of Statement 159 for these instruments was necessary. However, adoption of Statement 159 for these instruments eliminated the requirement to perform periodic tests of hedge effectiveness.
Mortgage loans held for sale originated prior to October 1, 2008 were measured at the lower of aggregate cost or market. The Corporation elected to adopt Statement 159 for mortgage loans held for sale originated after this date to more accurately reflect the financial performance of its entire mortgage banking activities in its consolidated financial statements. Derivative financial instruments related to these activities are also recorded at fair value under Statement 133, as detailed under the heading “Derivative Financial Instruments” below. During 2008, the Corporation originated mortgage loans for sale primarily to the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal Home Loan Bank (FHLB). These loans conformed to standards published by these agencies. Fair value is the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. The Corporation classifies interest income earned on mortgage loans held for sale within interest income on the consolidated statements of operations, which is separate from the fair value adjustments on loans held for sale, which are recorded as components of gains on sale of mortgage loans.

The following table presents a summary of the Corporation’s fair value elections under Statement 159 and their impact on the Corporation’s consolidated financial statements as of and for the year ended December 31, 2008:

				Fair Value
	Cost –	Fair Value –		Adjustment	Statement of
	Asset	Asset	Balance Sheet	– Gain	Operations
	(Liability)	(Liability)	Classification	(Loss)	Classification
	(in thousands)
Mortgage loans held for sale (1)	$64,787	$66,567	Loans held for sale	$1,780	Gains on sale of mortgage loans
Hedged certificates of deposit	(7,458)	(7,517)	Interest-bearing deposits	(59)	Other expense

	$57,329	$59,050		$1,721

(1)	Cost basis of mortgage loans held for sale represents the unpaid principal balance.
Investments: Debt securities are classified as held to maturity at the time of purchase when the Corporation has both the intent and ability to hold these investments until they mature. Such debt securities are carried at cost, adjusted for amortization of premiums and accretion of discounts using the effective yield method. The Corporation does not engage in trading activities, however, since the investment portfolio serves as a source of liquidity, most debt securities and all marketable equity securities are classified as available for sale. Securities available for sale are carried at estimated fair value with the related unrealized holding gains and losses reported in shareholders’ equity as a component of other comprehensive income, net of tax. Realized securities gains and losses are computed using the specific identification method and are recorded on a trade date basis. Securities are evaluated periodically to determine whether declines in value are other-than-temporary. Declines in value that are determined to be other-than-temporary are recorded as losses on the consolidated statements of operations.
Loans and Revenue Recognition: Loan and lease financing receivables are stated at their principal amount outstanding, except for mortgage loans held for sale, which the Corporation has elected to carry at fair value, and floating rate residential mortgage construction loans held for sale, which are carried at the lower of aggregate cost or fair value. Loans transferred from held for sale to portfolio are reclassified at fair value, with write-downs recorded as other expense. Interest income on loans is accrued as earned. Unearned income on lease financing receivables is recognized on a basis which approximates the effective yield method. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.
Accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest, except for adequately collateralized mortgage loans. When interest accruals are discontinued, unpaid interest previously credited to income is reversed. Non-accrual loans are restored to accrual status when all delinquent principal and interest become current or the loan is considered secured and in the process of collection.
Loan Origination Fees and Costs: Loan origination fees and the related direct origination costs are offset and the net amount is deferred and amortized over the life of the loan using the effective interest method as an adjustment to interest income. For mortgage loans sold, the net amount is included in gain or loss upon the sale of the related mortgage loan.
Allowance for Credit Losses: The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet. The allowance for credit losses is increased by charges to expense, through the provision for loan losses, and decreased by charge-offs, net of recoveries. Management’s periodic evaluation of the adequacy of the allowance for credit losses is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, the estimated fair value of underlying collateral and current economic conditions, among other considerations. Management believes that the allowance for loan losses and the reserve for unfunded lending commitments are adequate, however, future changes to the allowance or reserve may be necessary based on changes in any of these factors.
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

Commercial loans, commercial mortgages and construction loans are reviewed for impairment under Statement 114 if they are both greater than $100,000 and rated less than “satisfactory” based upon the Corporation’s internal credit-rating process. A satisfactory loan does not present more than a normal credit risk based on the strength of the borrower’s management, financial condition and trends, and the type and sufficiency of underlying collateral; it is expected that the borrower will be able to satisfy the terms of the loan agreement.
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
All loans not reviewed for impairment under Statement 114 are evaluated under Statement 5. These loans are segmented into groups with similar characteristics and an allowance for loan losses is allocated to each segment based on quantitative factors, such as recent loss history, and qualitative factors, such as economic conditions and trends.
Loans and lease financing receivables deemed to be a loss are written off through a charge against the allowance for loan losses. Closed end consumer loans are generally charged off when they become 120 days past due (180 days for open-end consumer loans) if they are not adequately secured by real estate. All other loans are evaluated for possible charge-off when it is probable that the balance will not be collected, based on the ability of the borrower to pay and the value of the underlying collateral. Recoveries of loans previously charged off are recorded as increases to the allowance for loan losses. Past due status is determined based on contractual due dates for loan payments.
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
Other Real Estate Owned: Assets acquired in settlement of mortgage loan indebtedness are recorded as other real estate owned and are included in other assets on the consolidated balance sheets, initially at the lower of the estimated fair value of the asset less estimated selling costs or the carrying amount of the loan. Costs to maintain the assets and subsequent gains and losses on sales are included in other expense or other income, as appropriate.
Mortgage Servicing Rights: The estimated fair value of mortgage servicing rights (MSRs) related to loans sold and serviced by the Corporation is recorded as an asset upon the sale of such loans. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans.
MSRs are evaluated quarterly for impairment, by comparing the carrying amount to estimated fair value. Fair value is determined at the end of each quarter through a discounted cash flows valuation. Significant inputs to the valuation include expected servicing income, net of expense, the discount rate and the expected life of the underlying loans. To the extent the amortized cost of the MSRs exceed their estimated fair values; a valuation allowance is established for such impairment, through a charge against servicing income on the consolidated statements of operations. If the Corporation determines, based on subsequent quarterly valuations, that an impairment no longer exists, then the valuation allowance is reduced through a credit to earnings.
Derivative Financial Instruments: In connection with its mortgage banking activities, the Corporation enters into commitments to originate certain fixed-rate residential mortgage loans for customers, also referred to as interest rate locks. In addition, the Corporation enters into forward commitments for the future sale or purchase of mortgage-backed securities to or from third-party investors to hedge the effect of changes in interest rates on the value of the interest rate locks. Forward sales commitments may also be in the form of commitments to sell individual mortgage loans at a fixed price at a future date. Both the interest rate locks and the forward commitments are accounted for as derivatives and carried at fair value, determined as the amount that would be necessary to settle each derivative financial instrument at the end of the period. Gross derivative assets and liabilities are recorded within other assets and other liabilities on the consolidated balance sheets, with changes in fair value during the period recorded within gains on sale of mortgage loans on the consolidated statements of operations.
As of December 31, 2008, interest rate swaps with a notional amount of $10.0 million were used to hedge certain long-term fixed rate certificates of deposit. The terms of the certificates of deposit and the interest rate swaps are similar and were committed to simultaneously. Under the terms of the swap agreements, the Corporation is the fixed rate receiver and the floating rate payer (generally tied to the three month London Interbank Offering Rate, or LIBOR, a common index used for setting rates between financial institutions). The interest rate swaps and the certificates of deposits are recorded at fair value, with changes in the fair values during the period recorded to other expense. See additional discussion under the heading “Fair Value Option” above.
The following table presents a summary of the notional amounts and fair values of derivative financial instruments as of December 31:

	2008		2007
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Interest rate locks with customers (1)	$141,145	$425	$35,204	$(81)
Forward commitments (1)	490,448	(1,445)	70,053	236
Interest rate swaps (2)	10,000	18	248,000	(1,142)

		$(1,002)		$(987)

(1)	As of December 31, 2008, the Corporation recorded gross mortgage banking derivative assets of $1.5 million and gross mortgage banking derivative liabilities of $2.5 million. As of December 31, 2007, gross mortgage banking derivative assets were $486,000 and gross mortgage banking derivative liabilities were $331,000.

(2)	Interest rate swaps recorded as a component of other liabilities on the consolidated balance sheets.
In prior years, the Corporation entered into forward-starting interest rate swaps in anticipation of the issuance of fixed-rate debt. In October 2005, the Corporation entered into a forward-starting interest rate swap with a notional amount of $150.0 million in anticipation of the issuance of trust preferred securities in January 2006. In February 2007, the Corporation entered into a forward-starting interest swap with a notional amount of $100.0 million in anticipation of the issuance of subordinated debt in May 2007. These swaps were accounted for as cash flow hedges because they hedged the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. The total amount recorded as a reduction to accumulated other comprehensive income upon settlement of these derivatives is being amortized to interest expense over the life of the related securities using the effective interest method. The amount of net losses in accumulated other comprehensive income that will be reclassified into earnings in 2009 is expected to be approximately $120,000.
Income Taxes: The provision for income taxes is based upon income before income taxes, adjusted primarily for the effect of tax-exempt income, non-deductible expenses and net credits received from investments in low and moderate income housing partnerships (LIH investments) and similar investments. Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate. The deferred income tax provision or benefit is based on the changes in the deferred tax asset or liability from period to period.
Stock-Based Compensation: The Corporation accounts for its stock-based compensation awards in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (Statement 123R), which requires public companies to recognize compensation expense related to stock-based compensation awards in their statements of operations. Compensation expense is equal to the fair value of the stock-based compensation awards, net of estimated forfeitures, and is recognized over the vesting period of such awards.
Net Income (Loss) Per Common Share: The Corporation’s basic net income (loss) per common share is calculated as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding. Net income (loss) available to common shareholders is calculated as net income (loss) less accrued dividends and discount accretion related to preferred stock. See Note M, “Stock-based Compensation Plans and Shareholders’ Equity” for additional details related to the Corporation’s issuance of preferred stock and common stock warrants.

For diluted net income (loss) per common share, net income (loss) available to common shareholders is divided by the weighted average number of common shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation’s common stock equivalents consist of outstanding stock options, restricted stock and common stock warrants.
A reconciliation of net income (loss) available to common shareholders and weighted average common shares outstanding used to calculate basic net income (loss) per common share and diluted net income (loss) per common share follows.

	2008	2007	2006
	(in thousands)
Net income (loss)	$(5,617)	$152,718	$185,527
Preferred stock dividends	(419)	—	—
Preferred stock discount accretion	(44)	—	—

Net income (loss) available to common shareholders	$(6,080)	$152,718	$185,527

Weighted average common shares outstanding (basic)	174,236	173,295	172,830
Impact of common stock equivalents	—	1,091	2,042

Weighted average common shares outstanding (diluted)	174,236	174,386	174,872

In 2007 and 2006, 4.4 million and 2.2 million stock options, respectively, were excluded from the diluted earnings per share computation as their effect would have been anti-dilutive. In 2008, all common stock equivalents were excluded because their effect would have been anti-dilutive due to the net loss for the year.
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
Financial Guarantees: Financial guarantees, which consist primarily of standby and commercial letters of credit, are accounted for by recognizing a liability equal to the fair value of the guarantees and crediting the liability to income over the term of the guarantee. Fair value is estimated using the fees currently charged to enter into similar agreements with similar terms. In 2008, the Corporation issued guarantees to purchase auction rate securities held in customer accounts. See Note O, “Commitments and Contingencies” for additional details.
In September 2008, the FASB issued FASB Staff Position No. 133-1 and 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. This staff position requires companies who sell credit derivatives or issue financial guarantees to disclose information about these instruments to enable users of the financial statements to assess the potential effect of the instruments on the reporting entity’s financial position, financial performance and cash flows. The disclosure requirements of this staff position were effective for the Corporation on December 31, 2008, and impacted the Corporation’s disclosures related to guarantees subject to FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (FIN 45), which include: standby and commercial letters of credit and ARC purchase guarantees. See Note O, “Commitments and Contingencies” for additional information.
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
As required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (Statement 142), goodwill is not amortized to expense, but is tested for impairment at least annually. Write-downs of the balance, if necessary as a result of the impairment test, are to be charged to expense in the period in which goodwill is determined to be impaired. The Corporation performs its annual test of goodwill impairment as of October 31st of each year. If certain events occur which might indicate goodwill has been impaired between annual tests, goodwill must be tested when such events occur.
In 2008, the Corporation recorded a $90.0 million goodwill impairment charge for its Columbia Bank reporting unit. See Note F, “Goodwill and Intangible Assets” for additional details. Based on the results of goodwill impairment tests performed in 2007 and 2006, the Corporation concluded that there was no impairment.
Variable Interest Entities: FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities (revised December 2003) – An Interpretation of ARB No. 51” (FIN 46R), provides guidance on when to consolidate certain Variable Interest Entities (VIE’s) in the financial statements of the Corporation. VIE’s are entities in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance activities without additional financial support from other parties. Under FIN 46R, a company must consolidate a VIE if the company has a variable interest that will absorb a majority of the VIE’s losses, if they occur, and/or receive a majority of the VIE’s residual returns, if they occur.
The provisions of FIN 46R related to Subsidiary Trusts, as interpreted by the Securities and Exchange Commission (SEC), disallow consolidation of Subsidiary Trusts in the financial statements of the Corporation. As a result, securities that were issued by the trusts (Trust Preferred Securities) are not included on the Corporation’s consolidated balance sheets. The junior subordinated debentures issued by the Parent Company to the Subsidiary Trusts, which have the same total balance and rate as the combined equity securities and trust preferred securities issued by the Subsidiary Trusts, remain in long-term debt. See Note I, “Short-Term Borrowings and Long-Term Debt” for additional information.
LIH investments are amortized under the effective interest method over the life of the Federal income tax credits generated as a result of such investments, generally ten years. As of December 31, 2008 and 2007, the Corporation’s LIH Investments, included in other assets on the consolidated balance sheets, totaled $47.5 million and $37.2 million, respectively. The net income tax benefit associated with these investments was $3.9 million, $3.7 million and $3.9 million in 2008, 2007 and 2006, respectively. None of the Corporation’s LIH investments met the consolidation criteria of FIN 46R, or its related interpretations, as of December 31, 2008 or 2007.
New Accounting Standards: In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (Statement 161). Statement 161 establishes the disclosure requirements for derivative instruments and for hedging activities, including disclosure of information that should enable users of financial information to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or the Corporation’s March 31, 2009 quarterly report on Form 10-Q. The adoption of Statement 161 is not expected to have a material impact on the Corporation’s consolidated financial statements.
In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (EITF 03-6-1). EITF 03-6-1 requires companies to include participating share-based payment transactions, prior to vesting, in the earnings allocation in computing earnings per share. EITF 03-6-1 defines participating share-based payment awards as those that contain nonforfeitable rights to dividends, even if granted prior to when an award vests. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or the Corporation’s March 31, 2009 quarterly report on Form 10-Q. The adoption of EITF 03-6-1 is not expected to impact the Corporation’s earning per share computations.
In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”. This staff position requires companies to disclose additional information about transfers of financial assets and interests in variable interest entities, including the following: a transferor’s continuing involvement in financial assets that it has transferred in a securitization or asset-backed financing arrangement, the nature of any restrictions and the carrying amounts of any assets held by an entity that relate to a transferred asset and how servicing assets and liabilities are reported under Statement 140. This staff position is effective for the first reporting period ending after December 15, 2008, or December 31, 2008 for the Corporation. See Note G, “Mortgage Servicing Rights” and Note I, “Short-term Borrowings and Long-term Debt” for additional disclosures related to the Corporation’s MSRs and Trust Preferred Securities.

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This staff position amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plans. This staff position is effective for disclosures about plan assets provided for fiscal years ending after December 15, 2009, or December 31, 2009 for the Corporation. The adoption of this staff position will impact future disclosures related to the Corporation’s defined benefit pension plan.
In January 2009, the FASB issued FASB Staff Position EITF 99-20-1, “Amendments to the Impairment Guidance in EITF Issue No. 99-20” (FSP EITF 99-20-1). This staff position amends the impairment guidance in EITF No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred for certain debt securities. Specifically, this staff position provides that when determining whether an impairment of a securitized financial asset is other-than-temporary the holder of that instrument must assess whether there has been a probable adverse change in expected cash flows and is not required to use “market participant” assumptions in that determination. FSP EITF 99-20-1 is effective for reporting periods ending after December 15, 2008, or December 31, 2008 for the Corporation. The application of this staff position did not impact the Corporation’s consolidated financial statements.
Reclassifications: Certain amounts in the 2007 and 2006 consolidated financial statements and notes have been reclassified to conform to the 2008 presentation.
NOTE B – RESTRICTIONS ON CASH AND DUE FROM BANKS
The Corporation’s subsidiary banks are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against their deposit liabilities. The amount of such reserves as of December 31, 2008 and 2007 was $70.9 million and $80.3 million, respectively.

NOTE C – INVESTMENT SECURITIES
The following tables present the amortized cost and estimated fair values of investment securities as of December 31:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
2008 Held to Maturity
U.S. Government sponsored agency securities	$6,782	$60	$—	$6,842
State and municipal securities	825	5	—	830
Corporate debt securities	25	—	—	25
Mortgage-backed securities	2,004	66	(2)	2,068

	$9,636	$131	$(2)	$9,765

2008 Available for Sale
Equity securities	$138,071	$2,133	$(1,503)	$138,701
U.S. Government securities	14,545	83	—	14,628
U.S. Government sponsored agency securities	74,616	2,406	(20)	77,002
State and municipal securities	520,429	5,317	(2,210)	523,536
Corporate debt securities	154,976	1,085	(36,167)	119,894
Collateralized mortgage obligations	489,686	14,713	(206)	504,193
Mortgage-backed securities	1,118,508	24,160	(1,317)	1,141,351
Auction rate securities (1)	208,281	—	(12,381)	195,900

	$2,719,112	$49,897	$(53,804)	$2,715,205

(1) See Note O, “Commitments and Contingencies” for additional details related to auction rate securities.

2007 Held to Maturity
U.S. Government sponsored agency securities	$6,478	$33	$—	$6,511
State and municipal securities	1,120	7	—	1,127
Corporate debt securities	25	—	—	25
Mortgage-backed securities	2,662	74	—	2,736

	$10,285	$114	$—	$10,399

2007 Available for Sale
Equity securities	$215,177	$282	$(23,734)	$191,725
U.S. Government securities	14,489	47	—	14,536
U.S. Government sponsored agency securities	200,899	1,658	(34)	202,523
State and municipal securities	520,670	2,488	(1,620)	521,538
Corporate debt securities	172,907	1,259	(8,184)	165,982
Collateralized mortgage obligations	588,848	6,604	(677)	594,775
Mortgage-backed securities	1,460,219	6,167	(14,198)	1,452,188

	$3,173,209	$18,505	$(48,447)	$3,143,267

Securities carried at $2.0 billion and $1.5 billion as of December 31, 2008 and 2007, respectively, were pledged as collateral to secure public and trust deposits, customer repurchase agreements and interest rate swaps. Available for sale equity securities include restricted investment securities issued by the FHLB and the Federal Reserve Bank totaling $85.3 million and $109.3 million as of December 31, 2008 and 2007, respectively.

The amortized cost and estimated fair value of debt securities as of December 31, 2008, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Due in one year or less	$347	$352	$125,787	$126,595
Due from one year to five years	7,285	7,345	274,010	278,368
Due from five years to ten years	—	—	81,921	79,975
Due after ten years	—	—	491,129	446,022

	7,632	7,697	972,847	930,960
Collateralized mortgage obligations	—	—	489,686	504,193
Mortgage-backed securities	2,004	2,068	1,118,508	1,141,351

	$9,636	$9,765	$2,581,041	$2,576,504

The following table presents information related to the Corporation’s gains and losses on the sales of equity and debt securities, and losses recognized for other-than-temporary impairment of investments. Gross realized losses on equity and debt securities are net of other-than-temporary impairment charges:

			Other-than-
	Gross	Gross	temporary
	Realized	Realized	Impairment	Net (Losses)
	Gains	Losses	Losses	Gains
2008:
Equity securities	$7,626	$—	$(44,649)	$(37,023)
Debt securities	3,887	(4,418)	(20,687)	(21,218)

Total	$11,513	$(4,418)	$(65,336)	$(58,241)

2007:
Equity securities	$1,987	$(51)	$(292)	$1,644
Debt securities	2,158	(2,030)	(32)	96

Total	$4,145	$(2,081)	$(324)	$1,740

2006:
Equity securities	$7,128	$(40)	$(123)	$6,965
Debt securities	555	(81)	—	474

Total	$7,683	$(121)	$(123)	$7,439

The following table presents a summary of other-than-temporary impairment charges recorded by the Corporation, by investment security type:

	2008	2007	2006
	(in thousands)
Financial institution stocks	$43,131	$117	$123
U.S. government sponsored agency stock	356	175	—
Mutual funds	1,162	—	—

Total equity securities charges	44,649	292	123

Collaterialized mortgage obligations	—	32	—
Bank-issued subordinated debt	4,855	—	—
Pooled trust preferred securities	15,832	—	—

Total debt securities charges	20,687	32	—

Total other-than-temporary impairment charges	$65,336	$324	$123

In 2008, the values of financial institution stocks, including those held by the Corporation, declined significantly. The $43.1 million other-than-temporary impairment charge in 2008 was due to the increasing severity and duration of the decline in fair values of such holdings. These factors, in conjunction with management’s evaluation of the near-term prospects of each specific issuer, resulted in the charges recognized during 2008. As of December 31, 2008, after other-than-temporary impairment charges, the financial institution stock portfolio had a cost basis of $42.8 million and a fair value of $43.4 million.
In addition to financial institution stocks, the Corporation recorded other-than-temporary impairment charges on other equity securities of $1.5 million in 2008. The charges included a write-down of the Corporation’s entire investment in the stock of U.S. government sponsored agencies.
The estimated fair value of debt securities issued by financial institutions also declined significantly during 2008. The $4.9 million other-than-temporary impairment charge for bank-issued subordinated debt was related to an investment in a financial institution which failed during the third quarter of 2008. The $15.8 million other-than-temporary impairment charge for pooled trust preferred securities was due to adverse changes in the expected cash flows from certain of these investments.
The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2008. The unrealized losses included within the table below are subsequent to the other-than-temporary impairment charges detailed above:

	Less Than 12 months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)
U.S. Government sponsored agency securities	$357	$(3)	$1,834	$(17)	$2,191	$(20)
State and municipal securities	98,846	(2,209)	1,039	(1)	99,885	(2,210)
Corporate debt securities	36,832	(6,310)	53,198	(29,857)	90,030	(36,167)
Collateralized mortgage obligations	4,560	(206)	—	—	4,560	(206)
Mortgage-backed securities	123,065	(563)	90,804	(756)	213,869	(1,319)
Auction rate securities (1)	195,900	(12,381)	—	—	195,900	(12,381)

Total debt securities	459,560	(21,672)	146,875	(30,631)	606,435	(52,303)
Equity securities	10,377	(1,414)	327	(89)	10,704	(1,503)

	$469,937	$(23,086)	$147,202	$(30,720)	$617,139	$(53,806)

(1)	See Note O, “Commitments and Contingencies” for additional details related to auction rate securities.

As noted above, for its investments in equity securities, most notably its investments in stocks of financial institutions, management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider those investments with unrealized holding losses as of December 31, 2008 to be other-than-temporarily impaired.
In relation to the Corporation’s investments in mortgage-backed securities and collateralized mortgage obligations, the contractual terms of those investments generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the decline in market value for mortgage-backed securities and collateralized mortgage obligations held by the Corporation is attributable to changes in interest rates and not credit quality, and because the Corporation has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired as of December 31, 2008.
A significant majority of the Corporation’s available for sale corporate debt securities are issued by financial institutions. The following table presents the amortized cost and estimated fair values of corporate debt securities as of December 31:

	2008		2007
	Amortized	Estimated fair	Amortized	Estimated fair
	cost	value	cost	value
	(in thousands)
Single-issuer trust preferred securities (1)	$97,887	$69,819	$96,781	$92,515
Subordinated debt	34,788	31,745	37,886	36,760
Pooled trust preferred securities	19,351	15,381	35,271	33,743

Corporate debt securities issued by financial institutions	152,026	116,945	169,938	163,018
Other corporate debt securities	2,950	2,949	2,969	2,964

Available for sale corporate debt securities	$154,976	$119,894	$172,907	$165,982

(1)	Single-issuer trust preferred securities with estimated fair values totaling $7.5 million as of December 31, 2008 are classified as Level 3 assets under Statement 157. See Note P, “Fair Value Measurements” for additional details.
Based on management’s other-than-temporary impairment evaluations and the Corporation’s ability and intent to hold these investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider these investments to be other-than-temporarily impaired as of December 31, 2008.
NOTE D – LOANS AND ALLOWANCE FOR CREDIT LOSSES
Gross loans are summarized as follows as of December 31:

	2008	2007
	(in thousands)
Real-estate – commercial mortgage	$4,017,075	$3,480,958
Commercial – industrial, financial and agricultural	3,635,544	3,427,085
Real-estate – home equity	1,695,671	1,501,231
Real-estate – construction	1,268,955	1,366,923
Real-estate – residential mortgage	972,797	848,901
Consumer	365,419	500,708
Leasing and other	84,832	79,175
Overdrafts	12,855	10,208

	12,053,148	11,215,189
Unearned income	(10,528)	(10,765)

	$12,042,620	$11,204,424

The Corporation has extended credit to the officers and directors of the Corporation and to their associates. These related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans, including unadvanced commitments, was $290.9 million and $303.0 million as of December 31, 2008 and 2007, respectively. During 2008, additions totaled $49.3 million and repayments totaled $61.4 million.
The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $1.2 billion and $952.1 million as of December 31, 2008 and 2007, respectively.
Changes in the allowance for credit losses were as follows for the years ended December 31:

	2008	2007	2006
	(in thousands)
Balance at beginning of year	$112,209	$106,884	$92,847

Loans charged off	(56,859)	(13,739)	(6,969)
Recoveries of loans previously charged off	5,161	4,001	4,517

Net loans charged off	(51,698)	(9,738)	(2,452)

Provision for loan losses	119,626	15,063	3,498
Allowance of purchased entity	—	—	12,991

Balance at end of year	$180,137	$112,209	$106,884

The following table presents the components of the allowance for credit losses for the years ended December 31:

	2008	2007	2006
	(in thousands)
Allowance for loan losses	$173,946	$107,547	$106,884
Reserve for unfunded lending commitments (1)	6,191	4,662	—

Allowance for credit losses	$180,137	$112,209	$106,884

(1)	Reserve for unfunded commitments transferred to other liabilities as of December 31, 2007. Prior periods were not reclassified.
The following table presents non-performing assets as of December 31:

	2008	2007
	(in thousands)
Non-accrual loans	$161,962	$76,150
Accruing loans greater than 90 days past due	35,177	29,782
Other real estate owned	21,855	14,934

	$218,994	$120,866

The recorded investment in loans that were considered to be impaired, as defined by Statement 114, and the related allowance for loan losses as of December 31 is summarized as follows:

	2008		2007
		Related		Related
	Recorded	Allowance for	Recorded	Allowance for
	Investment	Loan Loss (1)	Investment	Loan Loss (1)
	(in thousands)
Performing loans	$350,502	$(66,730)	$240,255	$(60,102)
Non-accrual loans	77,053	(27,452)	24,500	(9,600)

Total impaired loans (as defined by Statement 114)	$427,555	$(94,182)	$264,755	$(69,702)

(1)	As of December 31, 2008 and 2007, there were no impaired loans that did not have a related allowance for loan loss.
The average recorded investment in impaired performing loans during 2008, 2007 and 2006 was approximately $273.6 million, $216.8 million and $200.7 million, respectively. The average recorded investment in impaired non-accrual loans during 2008, 2007 and 2006 was approximately $54.7 million, $19.3 million and $13.7 million, respectively.
The Corporation generally applies all payments received on non-accruing impaired loans to principal until such time as the principal is paid off, after which time any additional payments received are recognized as interest income. The Corporation recognized interest income of approximately $16.8 million, $16.3 million and $15.7 million on impaired loans in 2008, 2007 and 2006, respectively.
NOTE E – PREMISES AND EQUIPMENT
The following is a summary of premises and equipment as of December 31:

	2008	2007
	(in thousands)
Land	$33,577	$31,902
Buildings and improvements	222,586	210,915
Furniture and equipment	148,945	139,174
Construction in progress	12,622	11,639

	417,730	393,630
Less: Accumulated depreciation and amortization	(215,073)	(200,334)

	$202,657	$193,296

NOTE F – GOODWILL AND INTANGIBLE ASSETS
The following table summarizes the changes in goodwill:

	2008	2007	2006
	(in thousands)
Balance at beginning of year	$624,072	$626,042	$418,735
Goodwill impairment	(90,000)	—	—
Other goodwill additions (reductions)	313	(1,970)	207,307

Balance at end of year	$534,385	$624,072	$626,042

The Corporation did not complete any acquisitions during the years ended December 31, 2008 and 2007. The other goodwill additions (reductions) in 2008 and 2007 were primarily due to additional purchase price incurred for prior acquisitions as a result of contingencies being met, offset by tax benefits realized on the exercise of stock options assumed in acquisitions.

The goodwill addition in 2006 was due to the Corporation’s acquisition of Columbia Bancorp of Columbia, Maryland for a total purchase price of $306.0 million. Columbia Bancorp was a $1.3 billion bank holding company whose primary subsidiary was The Columbia Bank.
Based on its 2008 annual goodwill impairment test performed as required by Statement 142, the Corporation determined that the goodwill allocated to its Columbia Bank reporting unit (Columbia) was impaired, resulting in a $90.0 million goodwill impairment charge. The Columbia reporting unit consisted of the following wholly owned banking subsidiaries: The Columbia Bank (which the Corporation acquired in 2006), Hagerstown Trust Company and The Peoples Bank of Elkton.
The Corporation tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units. A fair value is then determined for each reporting unit based on three evenly weighted metrics: (1) a primary market approach, which measures fair value based on trading multiples of independent publicly traded financial institutions of comparable sizes to the reporting units, (2) a secondary market approach, which measures fair value based on acquisition multiples of publicly traded financial institutions which were acquired in the year of the current goodwill impairment test, and (3) an income approach, which estimates fair value based on discounted cash flows. If the fair values of the reporting units exceed their book values, no write-downs of goodwill are necessary. If the fair values are less than the book values, an additional valuation procedure is required to assess the proper carrying value of the goodwill.
Columbia’s goodwill impairment resulted from a number of external and internal factors. Among the external factors that contributed to Columbia’s impairment was the current year’s decreases in the values of financial institution stocks and in the acquisition multiples paid for banks of comparable size and character to Columbia, which produced a lower fair value for Columbia under the primary and secondary market approaches. The Corporation acquired Columbia Bancorp in 2006, paying a price that was commensurate with the market at that time, when bank values were higher than they were as of the date of the 2008 impairment test. Among the internal factors which contributed to the current year’s impairment charge was a decrease in expected cash flows for Columbia due to the current interest rate environment, which negatively affected Columbia’s net interest income, and a deterioration in the credit quality of Columbia’s commercial real estate portfolio.
As required by Statement 142, the Corporation recorded all fair value adjustments net of deferred taxes. The resulting $90.0 million goodwill impairment charge recorded for Columbia was non-deductible for Federal income tax purposes. In addition, since goodwill is excluded from regulatory capital, the impairment charge did not impact the Corporation’s regulatory capital ratios. For additional details related to the income tax effect of the goodwill impairment charge, see Note K, “Income Taxes”. For details related to the Corporation’s regulatory capital, see Note J, “Regulatory Matters”.
The following table summarizes intangible assets as of December 31:

	2008			2007
		Accumulated			Accumulated	Impairment
	Gross	Amortization	Net	Gross	Amortization	Write-off	Net
	(in thousands)
Amortizing:
Core deposit	$50,279	$(30,976)	$19,303	$50,279	$(24,754)	$—	$25,525
Trade name	—	—	—	797	(212)	(585)	—
Unidentifiable and other	11,878	(8,996)	2,882	11,878	(7,830)	—	4,048

Total amortizing	62,157	(39,972)	22,185	62,954	(32,796)	(585)	29,573
Non-amortizing	1,263	—	1,263	1,747	—	(484)	1,263

	$63,420	$(39,972)	$23,448	$64,701	$(32,796)	$(1,069)	$30,836

Core deposit intangible assets are amortized using an accelerated method over the estimated remaining life of the acquired core deposits. As of December 31, 2008, these assets had a weighted average remaining life of approximately six years. Unidentifiable intangible assets, consisting of premiums paid on branch acquisitions that did not qualify for business combinations accounting under Statement 141, had a weighted average remaining life of five years. All other amortizing intangible assets had a weighted average remaining life of approximately seven years. Amortization expense related to intangible assets totaled $7.2 million, $8.3 million and $7.9 million in 2008, 2007 and 2006, respectively.

In 2007, the Corporation recorded $1.1 million of charges to other expense representing the balance of impaired trade name intangibles for three subsidiary banks that consolidated with other subsidiary banks. See Note A, “Summary of Significant Accounting Policies” for additional information related to these transactions.
Amortization expense for the next five years is expected to be as follows (in thousands):

Year
2009	$5,741
2010	5,235
2011	4,239
2012	3,036
2013	2,240
NOTE G – MORTGAGE SERVICING RIGHTS
The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets:

	2008	2007
	(in thousands)
Amortized cost:
Balance at beginning of year	$6,304	$6,599
Originations of mortgage servicing rights	3,789	1,099
Amortization expense	(1,602)	(1,394)

Balance at end of year	$8,491	$6,304

Valuation allowance:
Balance at beginning of year	$—	$—
Additions	(1,000)	—

Balance at end of year	$(1,000)	$—

Net MSRs at end of year	$7,491	$6,304

MSRs represent the economic value of existing contractual rights to service mortgage loans that have been sold. Accordingly, actual and expected prepayments of the underlying mortgage loans can impact the value of MSRs.
The Corporation estimates the fair value of its MSRs by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections for mortgage-backed securities with rates and terms comparable to the loans underlying the MSRs.
The Corporation determined that the estimated fair value of MSRs was $7.5 million as of December 31, 2008 and, as such, an impairment charge was recognized, through a $1.0 million increase to the valuation allowance. The decrease in the estimated fair value of MSRs was due to an increase in prepayment projections for mortgage-backed securities as a result of recent declines in residential mortgage interest rates.
The estimated fair value of MSRs was approximately $7.8 million as of December 31, 2007.

Estimated MSR amortization expense for the next five years, based on balances as of December 31, 2008 and the expected remaining lives of the underlying loans, follows (in thousands):

Year
2009	$1,760
2010	1,581
2011	1,374
2012	1,137
2013	867
NOTE H – DEPOSITS
Deposits consisted of the following as of December 31:

	2008	2007
	(in thousands)
Noninterest-bearing demand	$1,653,440	$1,722,211
Interest-bearing demand	1,789,833	1,715,315
Savings and money market accounts	2,010,526	2,131,374
Time deposits	5,098,117	4,536,545

	$10,551,916	$10,105,445

Included in time deposits were certificates of deposit equal to or greater than $100,000 of $1.7 billion and $1.4 billion as of December 31, 2008 and 2007, respectively. The scheduled maturities of time deposits as of December 31, 2008 are as follows (in thousands):

Year
2009	$3,827,384
2010	736,147
2011	276,322
2012	154,489
2013	56,134
Thereafter	47,641

$5,098,117

NOTE I – SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term borrowings as of December 31, 2008, 2007 and 2006 and the related maximum amounts outstanding at the end of any month in each of the three years then ended are presented below. The securities underlying the repurchase agreements remain in available for sale investment securities.

	December 31			Maximum Outstanding
	2008	2007	2006	2008	2007	2006
	(in thousands)
Federal funds purchased	$1,147,673	$1,057,335	$1,022,351	$1,531,568	$1,122,833	$1,236,941
Short-term promissory notes	356,788	443,002	279,076	498,765	487,354	282,035
Securities sold under agreements to repurchase	255,796	228,061	339,207	255,796	286,342	498,541
FHLB overnight repurchase agreements	—	650,000	—	550,000	650,000	2,000
Revolving line of credit (1)	—	—	36,318	51,800	82,071	55,600
Other	2,513	5,546	3,888	5,554	5,552	5,435

	$1,762,770	$2,383,944	$1,680,840

(1)	Revolving line of credit agreement expired in October 2008.

The following table presents information related to securities sold under agreements to repurchase and FHLB overnight repurchase agreements:

	2008	2007	2006
	(dollars in thousands)
Amount outstanding as of December 31	$255,796	$878,061	$339,207
Weighted average interest rate at year end	4.41%	1.41%	3.57%
Average amount outstanding during the year	$530,354	$337,690	$356,561
Weighted average interest rate during the year	2.13%	3.67%	3.40%
Federal Home Loan Bank advances and long-term debt included the following as of December 31:

	2008	2007
	(in thousands)
Federal Home Loan Bank advances	$1,404,580	$1,259,448
Junior subordinated deferrable interest debentures	185,570	185,570
Subordinated debt	200,000	200,000
Other long-term debt	1,703	1,384
Unamortized issuance costs	(4,056)	(4,269)

	$1,787,797	$1,642,133

Excluded from the preceding table is the Parent Company’s revolving line of credit with its subsidiary banks ($86.0 million and $47.7 million outstanding as of December 31, 2008 and 2007, respectively). This line of credit is secured by equity securities and insurance investments and bears interest at the prime rate, minus 1.50%. Although the line of credit and related interest have been eliminated in consolidation, this borrowing arrangement is senior to the subordinated debt and the junior subordinated deferrable interest debentures.
FHLB advances mature through March 2027 and carry a weighted average interest rate of 4.02%. As of December 31, 2008, the Corporation had an additional borrowing capacity of approximately $1.2 billion with the FHLB. Advances from the FHLB are secured by FHLB stock, qualifying residential mortgages, investments and other assets.
The following table summarizes the scheduled maturities of Federal Home Loan Bank advances and long-term debt as of December 31, 2008 (in thousands):

Year
2009	$246,490
2010	468,960
2011	94,251
2012	101,791
2013	5,395
Thereafter	870,910

$1,787,797

During the fourth quarter of 2008, the Corporation pledged a combination of commercial real estate loans, commercial loans and securities to the Federal Reserve Bank of Philadelphia to provide access to overnight borrowings under the Federal Reserve Bank’s discount window and term borrowings under the Federal Reserve Bank’s term auction facility. As of December 31, 2008, the Corporation had $1.7 billion of collateralized borrowing availability at the discount window and term auction facility and no outstanding borrowings.
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
The following table details the terms of the debentures (dollars in thousands):

		Rate at
	Fixed/	December 31,				Callable
Debentures Issued to	Variable	2008	Amount	Maturity	Callable	Rate
PBI Capital Trust	Fixed	8.57%	$10,310	8/15/2028	8/15/2009	103.9%
SVB Eagle Statutory Trust I	Variable	6.72%	4,124	7/31/2031	7/31/2011	100.0
Columbia Bancorp Statutory Trust	Variable	6.41%	6,186	6/30/2034	6/30/2009	100.0
Columbia Bancorp Statutory Trust II	Variable	3.89%	4,124	5/15/2035	5/15/2010	100.0
Columbia Bancorp Statutory Trust III	Variable	3.77%	6,186	6/15/2035	6/15/2010	100.0
Fulton Capital Trust I	Fixed	6.29%	154,640	2/01/2036	NA	NA

			$185,570

NOTE J – REGULATORY MATTERS
Dividend and Loan Limitations
The dividends that may be paid by subsidiary banks to the Parent Company are subject to certain legal and regulatory limitations. Under such limitations, the total amount available for payment of dividends by subsidiary banks was approximately $323 million as of December 31, 2008.
Under current Federal Reserve regulations, the subsidiary banks are limited in the amount they may loan to their affiliates, including the Parent Company. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of each bank subsidiary’s regulatory capital. As of December 31, 2007, the maximum amount available for transfer from the subsidiary banks to the Parent Company in the form of loans and dividends was approximately $437 million.
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
Quantitative measures established by regulation to ensure capital adequacy require the subsidiary banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (as defined in the regulations). Management believes, as of December 31, 2008, that all of its bank subsidiaries meet the capital adequacy requirements to which they are subject.
As of December 31, 2008, the Corporation’s five significant subsidiaries, Fulton Bank, Lafayette Ambassador Bank, Skylands Community Bank, The Bank and The Columbia Bank, were well capitalized under the regulatory framework for prompt corrective action based on their capital ratio calculations. As of December 31, 2007, the Corporation’s six significant subsidiaries, Fulton Bank, Lafayette Ambassador Bank, Resource Bank, Skylands Community Bank, The Bank and The Columbia Bank, were also well capitalized. To be categorized as well capitalized, these banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2008 that management believes have changed the institutions’ categories.
The following tables present the total risk-based, Tier I risk-based and Tier I leverage requirements for the Corporation and its significant subsidiaries with total assets in excess of $1.0 billion.

			For Capital
	Actual		Adequacy Purposes		Well Capitalized
As of December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Corporation	$1,853,262	14.3%	$1,038,844	8.0%	N/A	N/A
Fulton Bank	781,342	10.8	576,565	8.0	720,706	10.0%
Lafayette Ambassador Bank	125,670	12.0	83,969	8.0	104,961	10.0
Skylands Community Bank	106,104	11.0	77,374	8.0	96,717	10.0
The Bank	177,078	11.1	127,130	8.0	158,913	10.0
The Columbia Bank	136,843	10.6	103,664	8.0	129,580	10.0

Tier I Capital (to Risk-Weighted Assets):
Corporation	$1,490,722	11.5%	$519,422	4.0%	N/A	N/A
Fulton Bank	623,763	8.7	288,282	4.0	432,424	6.0%
Lafayette Ambassador Bank	107,144	10.2	41,984	4.0	62,977	6.0
Skylands Community Bank	88,256	9.1	38,687	4.0	58,030	6.0
The Bank	145,186	9.1	63,565	4.0	95,348	6.0
The Columbia Bank	120,467	9.3	51,832	4.0	77,748	6.0

Tier I Capital (to Average Assets):
Corporation	$1,490,722	9.6%	$467,072	3.0%	N/A	N/A
Fulton Bank	623,763	7.7	242,659	3.0	404,432	5.0%
Lafayette Ambassador Bank	107,144	7.6	42,268	3.0	70,446	5.0
Skylands Community Bank	88,256	7.3	36,098	3.0	60,163	5.0
The Bank	145,186	7.5	58,035	3.0	96,725	5.0
The Columbia Bank	120,467	7.4	65,360	4.0	81,700	5.0

			For Capital
	Actual		Adequacy Purposes		Well Capitalized
As of December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Corporation	$1,413,292	11.9%	$948,845	8.0%	N/A	N/A
Fulton Bank	569,031	10.4	437,753	8.0	547,191	10.0%
Lafayette Ambassador Bank	121,446	11.8	82,522	8.0	103,153	10.0
Resource Bank	113,146	10.7	84,274	8.0	105,342	10.0
Skylands Community Bank	96,726	10.7	72,096	8.0	90,120	10.0
The Bank	160,951	11.0	117,178	8.0	146,473	10.0
The Columbia Bank	152,892	12.0	101,587	8.0	126,984	10.0

Tier I Capital (to Risk-Weighted Assets):
Corporation	$1,101,083	9.3%	$474,422	4.0%	N/A	N/A
Fulton Bank	465,479	8.5	218,876	4.0	328,315	6.0%
Lafayette Ambassador Bank	104,446	10.1	41,261	4.0	61,892	6.0
Resource Bank	93,364	8.9	42,137	4.0	63,205	6.0
Skylands Community Bank	82,840	9.2	36,048	4.0	54,072	6.0
The Bank	132,681	9.1	58,589	4.0	87,884	6.0
The Columbia Bank	137,979	10.9	50,794	4.0	76,191	6.0

Tier I Capital (to Average Assets):
Corporation	$1,101,083	7.4%	$447,114	3.0%	N/A	N/A
Fulton Bank	465,479	6.8	205,019	3.0	341,698	5.0%
Lafayette Ambassador Bank	104,446	7.7	40,471	3.0	67,452	5.0
Resource Bank	93,364	6.9	40,440	3.0	67,400	5.0
Skylands Community Bank	82,840	7.2	34,512	3.0	57,520	5.0
The Bank	132,681	7.3	54,809	3.0	91,349	5.0
The Columbia Bank	137,979	9.0	46,009	3.0	76,682	5.0
NOTE K – INCOME TAXES
The components of the provision for income taxes are as follows:

	2008	2007	2006
	(in thousands)
Current tax expense:
Federal	$76,249	$75,855	$85,010
State	804	1,323	1,191

	77,053	77,178	86,201
Deferred tax benefit	(52,483)	(13,646)	(5,779)

	$24,570	$63,532	$80,422

The differences between the effective income tax rate and the Federal statutory income tax rate are as follows:

	2008	2007	2006
Statutory tax rate	35.0%	35.0%	35.0%
Effect of tax-exempt income	(53.3)	(4.4)	(3.1)
Effect of low income housing investments	(20.2)	(1.7)	(1.5)
Bank-owned life insurance	(5.1)	(0.5)	(0.4)
State income taxes, net of Federal benefit	2.8	0.4	0.3
Goodwill impairment	166.2	—	—
Other, net	4.2	0.6	(0.1)

Effective income tax rate	129.6%	29.4%	30.2%

The net deferred tax asset recorded by the Corporation is included in other assets and consists of the following tax effects of temporary differences as of December 31:

	2008	2007
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$63,048	$39,273
Other-than-temporary impairment of investments	24,422	540
Deferred compensation	9,226	9,407
Other accrued expenses	8,892	10,226
Postretirement and defined benefit plans	8,487	1,570
Loss and credit carryforwards	7,477	7,221
Stock-based compensation	2,137	2,085
Derivative financial instruments	1,717	1,789
LIH Investments	1,427	4,251
Unrealized holding losses on securities available for sale	1,368	10,480
Premises and equipment	1,231	1,125
Other	5,536	2,975

Total gross deferred tax assets	134,968	90,942

Deferred tax liabilities:
Intangible assets	6,054	7,846
Direct leasing	4,511	5,556
Acquisition premiums/discounts	3,758	2,961
Mortgage servicing rights	2,622	2,206
Other	581	1,083

Total gross deferred tax liabilities	17,526	19,652

Net deferred tax asset before valuation allowance	117,442	71,290
Valuation allowance	(7,477)	(7,197)

Net deferred tax asset	$109,965	$64,093

The valuation allowance relates to state net operating loss carryforwards for which realizability is uncertain. As of December 31, 2008 and 2007, the Corporation had state net operating loss carryforwards of approximately $265 million and $263 million, respectively, which are available to offset future state taxable income, and expire at various dates through 2028. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Corporation will realize the benefits of these deferred tax assets, net of the valuation allowance, as of December 31, 2008.
Uncertain Tax Positions
The Corporation accounts for uncertain tax positions as required by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. Specifically, the interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
The Corporation adopted the provisions of FIN 48 on January 1, 2007. As a result of adopting FIN 48, the existing reserve for unrecognized tax positions, which was recorded in other liabilities, was reduced by $220,000, with a cumulative effect adjustment for the same amount recorded to retained earnings.
The following summarizes the changes in unrecognized tax benefits (in thousands):

	2008	2007
Balance at beginning of year (1)	$6,722	$5,985
Tax positions taken in prior years	(1,878)	(222)
Current period tax positions	820	1,971
Lapse of statute of limitations	(1,068)	(1,012)

Balance at end of year	$4,596	$6,722

(1)	As adjusted for the adoption of FIN 48 on January 1, 2007.
In 2008, the Corporation reversed $1.9 million of its reserves for unrecognized income tax positions, resulting in a reduction of income tax expense. The Corporation had not fully recognized in the consolidated financial statements the positions it had taken on its tax returns for disallowed interest expense on certain tax-exempt municipal securities. In the fourth quarter of 2007, a court ruled in favor of a taxpayer who had taken a similar position on its tax returns. In March 2008, the Internal Revenue Service indicated that it would not pursue an appeal of this ruling. As a result, the criteria for remeasurement of this tax position were reached.
Virtually all of the Corporation’s unrecognized tax benefits are for positions that are taken on an annual basis on Federal and state tax returns. Increases to unrecognized tax benefits will occur as a result of accruing for the nonrecognition of the position for the current year. Decreases will occur as a result of the lapsing of the statute of limitations for the oldest outstanding year which includes the position. These offsetting increases and decreases are likely to continue in the future, including over the next 12 months. While the net effect on total unrecognized tax benefits during this period cannot be reasonably estimated, approximately $984,000 is expected to reverse in 2009 due to lapsing of the statute of limitations.
Recognition and measurement of tax positions is based on management’s evaluations of relevant tax code and appropriate industry information about audit proceedings for comparable positions at other organizations. The Corporation does not expect to have any changes in unrecognized tax benefits as a result of settlements with taxing authorities during the next 12 months.
As of December 31, 2008, if recognized, $4.6 million of unrecognized tax benefits would impact the effective tax rate, net of federal tax benefits of $900,000 on unrecognized state positions. Interest accrued related to unrecognized tax benefits is recorded as a component of income tax expense. Penalties, if incurred, would also be recognized in income tax expense. The Corporation recognized approximately $437,000 and $544,000 of interest expense in income tax expense related to unrecognized tax positions in 2008 and 2007, respectively. As of December 31, 2008 and 2007, total accrued interest and penalties related to unrecognized tax positions were approximately $930,000 and $1.1 million.
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

NOTE L — EMPLOYEE BENEFIT PLANS
Fulton Financial Corporation 401(k) Retirement Plan — A defined contribution plan that includes two contribution features:
•	Employer Profit Sharing — elective contributions based on a formula providing for an amount not to exceed 5% of each eligible employee’s annual salary. Beginning in 2007, employer contributions vest over a five-year graded vesting schedule. Employees hired after July 1, 2007 are not eligible for this contribution.

•	401(k) Contributions — employees may defer a portion of their pre-tax salary on an annual basis, with employer matches of up to 5% of employee contributions. Employee and employer contributions under these features are 100% vested.
Defined Benefit Pension Plan and Affiliate 401(k) Plans — Contributions to the Corporation’s defined benefit pension plan (Pension Plan) are actuarially determined and funded annually. Pension Plan assets are invested in money markets, fixed income securities, including corporate bonds, U.S. Treasury securities and common trust funds, and equity securities, including common stocks and common stock mutual funds. The Pension Plan has been closed to new participants, but existing participants continued to accrue benefits according to the terms of the plan until December 31, 2007.
Employees covered under the Pension Plan were also eligible to participate in the Fulton Financial Affiliates 401(k) Savings Plan, which allowed employees to defer a portion of their pre-tax salary on an annual basis. At its discretion, the Corporation could also make a matching contribution of up to 3%. Participants are 100% vested in the Corporation’s matching contributions after three years of eligible service. Effective January 1, 2008, these employees were covered by the Fulton Financial Corporation 401(k) Retirement Plan, with benefits as described above.
During 2007, the Corporation amended the Pension Plan to discontinue the accrual of benefits for all existing participants, effective January 1, 2008. As a result of this amendment, the Corporation recorded a $58,000 curtailment loss, as determined by consulting actuaries, during the year ended December 31, 2007. The curtailment loss resulted from a $13.8 million gain from adjusting the funded status of the Pension Plan and an offsetting $13.9 million write-off of unamortized pension costs and related deferred tax assets.
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
The following summarizes the Corporation’s expense (benefit) under its retirement plans for the years ended December 31:

	2008	2007	2006
	(in thousands)
Fulton Financial Corporation 401(k) Retirement Plan	$9,859	$9,274	$8,427
Pension Plan	(263)	1,627	2,467
Affiliate 401(k) Plans	1,091	1,798	1,892

	$10,687	$12,699	$12,786

In accordance with Statement 158, the Corporation recognizes the funded status of its Pension Plan and postretirement benefits on the consolidated balance sheets and recognizes the changes in that funded status through other comprehensive income. See the heading “Postretirement Benefits” below for a description of the Corporation’s postretirement benefits.

Pension Plan
The net periodic pension (benefit) cost for the Pension Plan, as determined by consulting actuaries, consisted of the following components for the years ended December 31:

	2008	2007	2006
	(in thousands)
Service cost (1)	$143	$1,943	$2,431
Interest cost	3,264	3,313	3,457
Expected return on assets	(3,670)	(3,920)	(4,227)
Pension Plan curtailment loss	—	58	—
Net amortization and deferral	—	233	806

Net periodic pension (benefit) cost	$(263)	$1,627	$2,467

(1)	Pension plan service cost for the year ended December 31, 2008 was related to administrative costs associated with the plan and not due to the accrual of additional participant benefits.
The following table summarizes the changes in the projected benefit obligation and fair value of plan assets for the indicated periods:

	Plan Year Ended
	December 31,	September 30,
	2008	2007
	(in thousands)
Projected benefit obligation, beginning	$55,329	$65,194

Service cost	179	1,943
Interest cost	4,080	3,313
Benefit payments	(2,894)	(2,063)
Actuarial loss (gain)	3,780	(1,025)
Experience loss	—	1,784
Pension Plan curtailment	—	(13,817)

Projected benefit obligation, ending	$60,474	$55,329

Fair value of plan assets, beginning	$62,094	$57,606

Employer contributions	—	—
Actual return on assets	(10,913)	6,551
Benefit payments	(2,894)	(2,063)

Fair value of plan assets, ending	$48,287	$62,094

The amounts shown in the table above are for the 15 months ended December 31, 2008 and the 12 months ended September 30, 2007. To account for the change in the fiscal year end of the Pension Plan, as required by Statement 158, 15 months of activity are shown for the transition period.

The funded status of the Pension Plan and the amounts included on the consolidated balance sheets as of December 31 are as follows:

	2008	2007
	(in thousands)
Projected benefit obligation	$(60,474)	$(55,329)
Fair value of plan assets	48,287	62,094

Funded status — pension plan (liability) asset recognized on the consolidated balance sheets	$(12,187)	$6,765

Accumulated benefit obligation (1)	$60,474	$55,329

(1)	As a result of the Pension Plan’s curtailment in 2007, the accumulated benefit obligation is equal to the projected benefit obligation as of the end of the plan year.
The following table summarizes the changes in items recognized as a component of accumulated other comprehensive (income) loss:

	Gross of tax
	Unrecognized	Unrecognized	Unrecognized
	Net Transition	Prior Service	Net Loss
	Asset	Cost	(Gain)	Total	Net of tax
	(in thousands)
Balance as of January 1, 2007 (1)	$(26)	$61	$14,242	$14,277	$9,280
Recognized as a component of 2007 net periodic pension cost	4	(3)	(234)	(233)	(151)
Unrecognized costs arising in 2007, prior to Pension Plan curtailment	—	—	(160)	(160)	(104)
Pension Plan curtailment	22	(58)	(13,839)	(13,875)	(9,019)
Unrecognized costs arising in 2007, after Pension Plan curtailment	—	—	(1,714)	(1,714)	(1,114)

Balance as of December 31, 2007	$—	$—	$(1,705)	$(1,705)	$(1,108)
Unrecognized costs arising in 2008	—	—	19,281	19,281	12,532

Balance as of December 31, 2008	$—	$—	$17,576	$17,576	$11,424

(1)	Upon adoption of Statement 158 on December 31, 2006, these amounts were recognized through a charge to other comprehensive (income) loss, net of tax.
The total amount of unrecognized net loss that will be amortized as a component of net periodic pension cost in 2009 is expected to be $1.0 million.
The following rates were used to calculate net periodic pension cost (benefit) and the present value of benefit obligations:

	December 31,	September 30,
	2008	2007	2006
Discount rate-projected benefit obligation	5.50%	6.00%	5.75%
Rate of increase in compensation level	4.50	4.50	4.50
Expected long-term rate of return on plan assets	6.00	6.00	8.00
The 5.50% discount rate used to calculate the present value of benefit obligations was determined using published long-term AA corporate bond rates as of the measurement date, rounded to the nearest 0.25%. The 6.00% long-term rate of return on plan assets used to calculate the net periodic pension cost was based on historical returns, adjusted for expectations of long-term asset returns based on the December 31, 2008 weighted average asset allocations. The expected long-term return is considered to be appropriate based on the asset mix and the historical returns realized.

The following table summarizes the weighted average asset allocations as of the indicated dates:

	December 31,	September 30,
	2008	2007
Cash and cash equivalents	7.4%	2.0%
Equity securities	42.1	56.0
Fixed income securities	50.5	42.0

Total	100.0%	100.0%

Equity securities consist mainly of equity common trust funds and mutual funds. Fixed income securities consist mainly of fixed income common trust funds. Pension Plan assets are invested with a balanced growth objective, with target asset allocations between 40 and 70 percent for equity securities and 30 to 60 percent for fixed income securities. The Corporation expects to contribute approximately $2.8 million to the Pension Plan in 2009.
Estimated future benefit payments are as follows (in thousands):

Year
2009	$1,756
2010	1,882
2011	2,009
2012	2,267
2013	2,441
2014 – 2018	16,006

$26,361

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
The components of the expense for postretirement benefits other than pensions are as follows:

	2008	2007	2006
	(in thousands)
Service cost	$378	$355	$367
Interest cost	595	523	498
Expected return on plan assets	(4)	(4)	(4)
Net amortization and deferral	—	(226)	(226)

Net postretirement benefit cost	$969	$648	$635

The following table summarizes the changes in the accumulated postretirement benefit obligation and fair value of plan assets for the years ended December 31:

	2008	2007
	(in thousands)
Accumulated postretirement benefit obligation, beginning	$10,407	$9,543

Service cost	378	355
Interest cost	595	523
Benefit payments	(354)	(411)
Change due to change in experience	237	(180)
Change due to change in assumptions	788	577

Accumulated postretirement benefit obligation, ending	$12,051	$10,407

Fair value of plan assets, beginning	$140	$143

Employer contributions	339	401
Actual return on assets	2	7
Benefit payments	(354)	(411)

Fair value of plan assets, ending	$127	$140

The funded status of the plan, included in other liabilities as of December 31, is as follows:

	2008	2007
	(in thousands)
Accumulated postretirement benefit obligation	$(12,051)	$(10,407)
Fair value of plan assets	127	140

Funded status	$(11,924)	$(10,267)

The following table summarizes the changes in items recognized as a component of accumulated other comprehensive (income) loss:

	Gross of tax
	Unrecognized
	Prior Service	Unrecognized
	Cost	Net (Gain) Loss	Total	Net of tax
Balance as of January 1, 2007 (1)	$(226)	$(512)	$(738)	$(480)
Recognized as a component of 2007 postretirement benefit cost	226	—	226	147
Unrecognized costs arising in 2007	—	393	393	255

Balance as of December 31, 2007	$—	$(119)	$(119)	$(78)
Unrecognized costs arising in 2008	—	1,012	1,012	658

Balance as of December 31, 2008	$—	$893	$893	$580

(1)	Upon adoption of Statement 158 on December 31, 2006, these amounts were recognized through a charge to other comprehensive loss, net of tax.
There is no expected amortization of unrecognized net loss in 2009.
For measuring the postretirement benefit obligation, the annual increase in the per capita cost of health care benefits was assumed to be 8.5% in year one, declining to an ultimate rate of 4.5% by year eight. This health care cost trend rate has a significant impact on the amounts reported. Assuming a 1.0% increase in the health care cost trend rate above the assumed annual increase, the accumulated postretirement benefit obligation would increase by approximately $1.5 million and the current period expense would increase by approximately $135,000. Conversely, a 1% decrease in the health care cost trend rate would decrease the accumulated postretirement benefit obligation by approximately $1.2 million and the current period expense by approximately $111,000.

The discount rate used in determining the accumulated postretirement benefit obligation, which is determined using published long-term AA corporate bond rates as of the measurement date, rounded to the nearest 0.25%, was 5.50% as of December 31, 2008 and 5.75% as of December 31, 2007. The expected long-term rate of return on plan assets was 3.00% as of December 31, 2008 and 2007.
Estimated future benefit payments are as follows (in thousands):

Year
2009	$614
2010	646
2011	691
2012	734
2013	783
2014 – 2018	4,495

$7,963

The Corporation has amended the postretirement plan to no longer pay benefits for early retirees from their retirement date to age 65, effective April 1, 2009. The actuarial accumulated benefit obligation above is not impacted by this amendment. The Corporation expects this amendment to reduce its net periodic benefit cost in 2009.
Spilt-Dollar Life Insurance Arrangements
In September 2006, the FASB ratified EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4). EITF 06-4 addresses accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF 06-4 requires that the postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement be recognized as a liability by the employer if that obligation has not been settled through the related insurance arrangement.
The Corporation adopted the provisions of EITF 06-4 on January 1, 2008 and recorded a $677,000 liability, with a cumulative effect adjustment for the same amount recorded as a reduction to retained earnings. The amount represents the actuarial cost of maintaining endorsement split-dollar life insurance policies for certain employees which have not been effectively settled through their related insurance arrangements. During 2008, the Corporation recorded $25,000 of postretirement benefit costs associated with its endorsement split-dollar life insurance policies. As of December 31, 2008, the liability associated with these policies was $702,000.
NOTE M – STOCK-BASED COMPENSATION PLANS AND SHAREHOLDERS’ EQUITY
Statement 123R requires that the fair value of equity awards granted to employees be recognized as compensation expense over the period during which the employees are required to provide service in exchange for such awards. The Corporation’s equity awards consist of stock options and restricted stock granted under its Stock Option and Compensation Plans (Option Plans) and shares purchased by employees under its Employee Stock Purchase Plan (ESPP).
The following table presents compensation expense and related tax benefits for equity awards recognized in the consolidated statements of operations:

	2008	2007	2006
	(in thousands)
Compensation expense	$2,058	$2,639	$1,687
Tax benefit	(272)	(358)	(274)

Stock-based compensation, net of tax	$1,786	$2,281	$1,413

The tax benefit shown in the preceding table is less than the benefit that would be calculated using the Corporation’s 35% statutory Federal tax rate. Under Statement 123R, tax benefits are only recognized over the vesting period for options that ordinarily will generate a tax deduction when exercised (non-qualified stock options). The Corporation granted 111,000, 261,000 and 265,000 non-qualified stock options in 2008, 2007 and 2006, respectively. Compensation expense and tax benefits for restricted stock awards for the years ended December 31, 2008, included in the preceding table, were $189,000 and $68,000, respectively. Compensation expense and tax benefits for restricted stock awards for the year ended December 31, 2007, included in the preceding table, were $30,000 and $10,000, respectively. There was no restricted stock expense recognized for the year ended December 31, 2006.
Under the Option Plans, stock options and restricted stock are granted to key employees. Stock option exercise prices are equal to the fair value of the Corporation’s stock on the date of grant, with terms of up to ten years. Stock options and restricted stock are typically granted annually on July 1st and become fully vested after a three-year cliff or graded vesting period. Certain events as defined in the Option Plans result in the acceleration of the vesting of both stock options and restricted stock. As of December 31, 2008, the Option Plans had 13.6 million shares reserved for future grants through 2013.
The following table provides information about option activity for the year ended December 31, 2008:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Stock	Average	Contractual	Value
	Options	Exercise Price	Term	(in millions)
Outstanding as of December 31, 2007	7,709,790	$13.45
Granted	363,978	9.97
Exercised	(522,299)	8.77
Forfeited	(101,886)	15.14
Expired	(393,399)	12.22

Outstanding as of December 31, 2008	7,056,184	$13.66	5.6 years	$2.3

Exercisable as of December 31, 2008	5,159,203	$13.45	4.6 years	$2.3

The following table provides information about nonvested options and restricted stock for the year ended December 31, 2008:

	Stock Options		Restricted Stock
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Options	Fair Value	Shares	Fair Value
Nonvested as of December 31, 2007	2,839,614	$2.27	15,000	$14.78
Granted	363,978	0.91	46,315	10.00
Vested	(1,222,908)	2.36	(4,130)	13.52
Forfeited	(83,703)	2.19	(41)	9.97

Nonvested as of December 31, 2008	1,896,981	$1.88	57,144	$11.00

As of December 31, 2008, there was $1.7 million of total unrecognized compensation cost related to nonvested stock options and restricted stock that will be recognized as compensation expense over a weighted average period of 2.0 years.
The following table presents information about options exercised:

	2008	2007	2006
	(dollars in thousands)
Number of options exercised	522,299	1,027,953	1,146,683
Total intrinsic value of options exercised	$1,975	$7,096	$10,726
Cash received from options exercised	$2,219	$5,061	$6,813
Tax deduction realized from options exercised	$1,428	$4,811	$8,247
Upon exercise, the Corporation issues shares from its authorized, but unissued, common stock to satisfy the options.

The fair value of option awards under the Option Plans is estimated on the date of grant using the Black-Scholes valuation methodology, which is dependent upon certain assumptions, as summarized in the following table:

	2008	2007	2006
Risk-free interest rate	3.50%	4.95%	5.12%
Volatility of Corporation’s stock	19.31	13.74	14.82
Expected dividend yield	6.02	4.16	3.71
Expected life of options	6 Years	7 Years	7 Years
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
Based on the assumptions used in the model, the Corporation calculated an estimated fair value per option of $0.91, $1.78 and $2.39 for options granted in 2008, 2007 and 2006, respectively. Approximately 364,000, 872,000 and 837,000 options were granted in 2008, 2007 and 2006, respectively.
Under the ESPP, eligible employees can purchase stock of the Corporation at 85% of the fair market value of the stock on the date of purchase. The ESPP is considered to be a compensatory plan under Statement 123R and, as such, compensation expense is recognized for the 15% discount on shares purchased.
The following table summarizes activity under the ESPP:

	2008	2007	2006
ESPP shares purchased	171,438	183,316	163,583
Average purchase price per share (85% of market value)	$9.22	$11.59	$13.81
Compensation expense recognized (in thousands)	$279	$375	$399
Series A Preferred Stock issued to the United States Department of Treasury

In connection with the Emergency Economic Stabilization Act of 2008 (EESA), the U.S. Treasury Department (UST) initiated a Capital Purchase Program (CPP) which allows for qualifying financial institutions to issue preferred stock to the UST, subject to certain limitations and terms. The EESA was developed to attract broad participation by strong financial institutions, to stabilize the financial system and increase lending to benefit the national economy and citizens of the U.S.
On December 23, 2008, the Corporation entered into a Securities Purchase Agreement with the UST pursuant to which the Corporation sold to the UST, for an aggregate purchase price of $376.5 million, 376,500 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (preferred stock), par value $1,000 per share, and warrants to purchase up to 5.5 million shares of common stock, par value $2.50 per share. As a condition under the CPP, without the consent of the UST, the Corporation’s share repurchases are limited to purchases in connection with the administration of any employee benefit plan, including purchases to offset share dilution in connection with any such plans. This restriction is effective until December 2011 or until the UST no longer owns any of the Corporation’s preferred shares issued under the CPP. The Corporation’s preferred stock is included as a component of Tier 1 capital in accordance with regulatory capital requirements. See Note J, “Regulatory Matters” for details of the Corporation’s regulatory capital.
The preferred stock ranks senior to the Corporation’s common shares and pays a compounding cumulative dividend at a rate of 5% per year for the first five years, and 9% per year thereafter. Dividends are payable quarterly on February 15th, May 15th, August 15th and November 15th. The Corporation is prohibited from paying any dividend with respect to shares of common stock or repurchasing or redeeming any shares of the Corporation’s common shares in any quarter unless all accrued and unpaid dividends are paid on the preferred stock for all past dividend periods (including the latest completed dividend period), subject to certain limited exceptions. In addition, without the consent of the UST, the Corporation is prohibited from declaring or paying any cash dividends on common shares in excess of $0.15 per share, which was the last quarterly cash dividend per share declared prior to October 14, 2008. The preferred stock is non-voting, other than class voting rights on matters that could adversely affect the preferred stock. The preferred stock is callable at par after three years. Prior to the end of three years, the preferred stock may be redeemed with the proceeds from one or more qualified equity offerings of any Tier 1 perpetual preferred or common stock of at least $94.1 million (a Qualified Equity Offering). The UST may also transfer the preferred stock to a third-party at any time.
Common Stock Warrants
The 5.5 million of common stock warrants issued to the UST have a term of 10 years and are exercisable at any time, in whole or in part, at an exercise price of $10.25 per share (subject to certain anti-dilution adjustments). The UST may not exercise the warrants for, or transfer the warrants with respect to, more than half of the initial shares of common stock underlying the warrants prior to the earlier of (i) the date on which the Corporation receives aggregate gross proceeds of not less than $376.5 million from one or more Qualified Equity Offerings and (ii) December 31, 2009. The number of shares to be delivered upon settlement of the warrants will be reduced by 50% if the Company receives aggregate gross proceeds of at least 100% of the aggregate liquidation preference of the preferred stock from one or more Qualified Equity Offerings prior to December 31, 2009.
The $376.5 million of proceeds was allocated to the preferred stock and the warrants based on their relative fair values at issuance ($368.9 million was allocated to the preferred stock and $7.6 million to the warrants). The difference between the initial value allocated to the preferred stock of approximately $368.9 million and the liquidation value of $376.5 million (the preferred stock discount) will be charged to retained earnings over the first five years of the contract as an adjustment to the dividend yield using the effective yield method.
Other Comprehensive Income
The following table presents the components of other comprehensive income (loss):

	2008	2007	2006
	(in thousands)
Unrealized (loss) gain on securities (net of $12.9 million, $4.6 million and $9.8 million tax effect in 2008, 2007 and 2006, respectively)	$(24,027)	$8,470	$18,132
Unrealized gain (loss) on derivative financial instruments (net of $73,000, $3,000 and $702,000 tax effect in 2008, 2007 and 2006, respectively)	136	(5)	(1,304)
Reclassification adjustment for securities losses (gains) included in net income (net of $22.0 million tax benefit in 2008, $608,000 and $2.6 million tax expense in 2007 and 2006, respectively)	40,947	(1,131)	(4,835)
Defined benefit pension plan curtailment (net of $4.9 million tax effect in 2007)	—	9,122	—
Unrecognized pension and postretirement costs in 2008 and 2007 plan years (net of $7.1 million and $462,000 tax effect in 2008 and 2007, respectively)	(13,190)	858	—
Amortization of unrecognized pension and postretirement costs (net of $2,000 tax benefit in 2007)	—	4	—

Other comprehensive income	$3,866	$17,318	$11,993

Shareholder Rights
On June 20, 1989, the Board of Directors of the Corporation declared a dividend of one common share purchase right (Original Rights) for each outstanding share of common stock, par value $2.50 per share, of the Corporation. The dividend was paid to the shareholders of record as of the close of business on July 6, 1989. On April 27, 1999, the Board of Directors approved a 1999 amendment to the Original Rights and the rights agreement. The significant terms of the 1999 amendment included extending the expiration date from June 20, 1999 to April 27, 2009 and resetting the purchase price to $90.00 per share. On December 31, 2005, the Board of Directors approved a 2005 amendment to the Original Rights and rights agreement to eliminate all references and provisions relating to continuing directors, including a so-called “dead hand” provision. As a result of the 2005 amendment, actions that previously required approval by a majority of the continuing directors now only require the approval of a majority of the Board of Directors then in office. On December 23, 2008, the Board of Directors approved an amendment to the Original Rights and rights agreement to provide that the term “Acquiring Person” shall not include the UST solely as a result of the UST’s receipt of warrants to purchase 5.5 million shares of common stock issued to the UST in connection with the Corporation’s participation in the CPP. As of December 31, 2008, the purchase price had adjusted to $41.03 per share as a result of stock dividends. Unless extended by the Board of Directors and pursuant to its terms, the Original Rights will expire on April 27, 2009.

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
Treasury Stock
Prior to its issuance of preferred stock to the UST, the Corporation periodically repurchased shares of its common stock under repurchase plans approved by the Board of Directors. These repurchases were through open market transactions and complied with all regulatory restrictions on the timing and amount of such repurchases. Shares were also repurchased through “Accelerated Share Repurchase” Programs (ASR), which allowed shares to be purchased immediately from an investment bank. The investment bank, in turn, repurchased shares on the open market over a period that was determined by the average daily trading volume of the Corporation’s shares, among other factors. Shares repurchased were added to treasury stock and are accounted for at cost. These shares are periodically reissued for various corporate needs.
NOTE N – LEASES
Certain branch offices and equipment are leased under agreements that expire at varying dates through 2035. Most leases contain renewal provisions at the Corporation’s option. Total rental expense was approximately $19.1 million in 2008, $18.5 million in 2007 and $16.9 million in 2006. Future minimum payments as of December 31, 2008 under non-cancelable operating leases with initial terms exceeding one year are as follows (in thousands):

Year
2009	$13,602
2010	12,132
2011	10,816
2012	9,730
2013	7,724
Thereafter	46,796

$100,800

NOTE O – COMMITMENTS AND CONTINGENCIES
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
Standby letters of credit are conditional commitments issued to guarantee the financial or performance obligation of a customer to a third-party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation underwrites these obligations using the same criteria as its commercial lending underwriting. The Corporation’s maximum exposure to loss for standby letters of credit is equal to the contractual (or notional) amount of the instruments.

The following table presents the Corporation’s commitments to extend credit and letters of credit:

	2008	2007
	(in thousands)
Commercial mortgage, construction and land development	$459,121	$596,169
Home equity	886,693	774,159
Credit card	140	381,732
Commercial and other	2,014,545	2,549,023

Total commitments to extend credit	$3,360,499	$4,301,083

Standby letters of credit	$789,804	$760,909
Commercial letters of credit	37,620	25,974

Total letters of credit	$827,424	$786,883

Auction Rate Securities
During 2008, developments in the market for student loan auction rate securities, also known as auction rate certificates (ARCs), resulted in the Corporation recording charges of $19.8 million in 2008, included in operating risk loss on the Corporation’s consolidated statements of operations. Operating risk loss consists of losses incurred during the normal conduct of banking operations.
The Corporation’s investment management and trust subsidiary, Fulton Financial Advisors, N.A. (FFA), holds ARCs for some of its customers’ accounts. ARCs are one of several types of securities that were previously utilized by FFA as short-term investment vehicles for its customers. ARCs are long-term securities structured to allow their sale in periodic auctions, giving the securities some of the characteristics of short-term instruments in normal market conditions. However, in mid-February 2008, market auctions for ARCs began to fail due to an insufficient number of buyers; these market failures were the first widespread and continuing failures in the over 20-year history of the auction rate securities markets. As a result, although the credit quality of ARCs has not been impacted, ARCs are currently not liquid investments for their holders, including FFA’s customers. It is unclear when liquidity will return to this market.
FFA has agreed to purchase ARCs from customer accounts upon notification from customers that they have liquidity needs or otherwise desire to liquidate their holdings. FFA will generally purchase customer ARCs at par value with an interest adjustment, which would position customers as if they had owned 90-day U.S. Treasury bills instead of ARCs. The guarantee was recorded as a liability in accordance with FIN 45, and carried at estimated fair value with a corresponding pre-tax charge to earnings both upon the initial establishment of the guarantee and upon changes in its estimated fair value. The estimated fair value of the guarantee was determined based on the difference between the fair value of the underlying ARCs, assuming that all ARCs held in customer accounts would be purchased, and their estimated purchase price. The Corporation determined the fair value of the ARCs held by customers based on independent third-party valuations. See Note P, “Fair Value Measurements” for additional details related to the Corporation’s determination of fair value.

The following table presents the change in the ARC investment balances held by customers and the related financial guarantee liability, recorded within other liabilities on the Corporation’s consolidated balance sheet, since establishment of the Corporation’s financial guarantee liability during 2008:

	ARCs Held by	Financial
	Customers, at	Guarantee
	Par Value	Liability
	(in thousands)
Beginning balance	$332,715	$—
Provision for financial guarantee (1)	—	(19,810)
Purchases of ARCs	(224,000)	11,157
Redemptions of ARCs	(3,550)	—

Balance as of December 31, 2008	$105,165	$(8,653)

(1)	A $13.2 million charge was recorded upon establishment of the financial guarantee liability in the second quarter of 2008. Additional charges of $6.6 million were recorded during 2008 to adjust the financial guarantee liability to its proper fair value at December 31, 2008.
During 2008, the Corporation purchased ARCs with a par value of $224.0 million from customers. The cost of the ARCs purchased, net of interest adjustments, was approximately $221.5 million. Upon purchase, the Corporation recorded the ARCs as available for sale investment securities at their estimated fair value. During 2008, the financial guarantee liability was reduced by an amount equal to the difference between the purchase price of the ARCs and their estimated fair value, or $11.2 million.
Management believes that the financial guarantee liability recorded as of December 31, 2008 is adequate. Future purchases of ARCs, changes in their estimated fair value or changes in the likelihood of their purchase from customers could require the Corporation to make adjustments to the liability.
Residential Lending
Residential mortgages are originated and sold by the Corporation through Fulton Mortgage Company (Fulton Mortgage), which is a division of each of the Corporation’s subsidiary banks, and The Columbia Bank, which maintains its own mortgage lending operations. Prior to 2008, the Corporation also originated and sold residential mortgages through it former Resource Bank affiliate, which merged into its Fulton Bank subsidiary in the first quarter of 2008. Resource Bank, through its Resource Mortgage division, operated a significant national wholesale mortgage lending operation from the time the Corporation acquired Resource Bank in 2004 though early 2007.
The Resource Mortgage national wholesale mortgage lending operation originated and sold residential mortgage loans under various investor programs, including some that allowed for reduced documentation and/or no verification of certain borrower qualifications, such as income or assets. While few loans of the loans originated and sold by Resource Mortgage were considered to be subprime, significant volumes of non-prime loans were originated and sold. Total loans sold by Resource Mortgage in 2007 and 2006 were $769.5 million and $1.4 billion, respectively. Of this volume, less than 15% of total loans sold in 2007 was considered non-prime, compared to approximately 40% in 2006.
Beginning in 2007, Resource Mortgage experienced an increase in requests from secondary market purchasers to repurchase non-prime loans sold to those investors. These repurchase requests resulted in the Corporation recording $2.3 million and $25.1 million of charges during 2008 and 2007, respectively. These charges, included in operating risk loss on the Corporation’s consolidated statements of operations, represented the write-downs that were necessary to reduce the loan balances to their estimated net realizable values, based on valuations of the properties, as adjusted for market factors and other considerations. Many of the loans the Corporation has repurchased were delinquent and were settled through foreclosure and sale of the underlying collateral.

The following table presents a summary of approximate principal balances and related reserves/write-downs recognized on the Corporation’s consolidated balance sheet, by general category:

	2008		2007
		Reserves/		Reserves/
	Principal	Write-downs	Principal	Write-downs
		(in thousands)
Outstanding repurchase requests (1) (2)	$6,293	$(2,900)	$19,830	$(6,450)
No repurchase request received — sold loans with identified potential misrepresentations of borrower information (1) (2)	7,991	(3,280)	16,610	(7,110)
Repurchased loans (3)	9,996	(1,690)	23,700	(5,060)
Foreclosed real estate (OREO) (4)	15,915	—	14,360	—

Total reserves/write-downs		$(7,870)		$(18,620)

(1)	Principal balances had not been repurchased and, therefore, are not included on the consolidated balance sheet as of December 31, 2008 and 2007.

(2)	Reserve balance included as a component of other liabilities on the consolidated balance sheet as of December 31, 2008 and 2007.

(3)	Principal balances, net of write-downs, are included as a component of loans, net of unearned income on the consolidated balance sheet as of December 31, 2008 and 2007.

(4)	OREO is written down to its estimated fair value upon transfer from loans receivable.
The following presents the change in the reserve/write-down balances (in thousands):

	2008	2007
Total reserves/write-downs, beginning of year	$18,620	$500
Additional charges to expense	2,300	25,100
Charge-offs	(13,050)	(6,980)

Total reserves/write-downs, end of year	$7,870	$18,620

During 2008, the Corporation entered into settlement agreements with certain secondary market investors. In total, the Corporation agreed to pay these investors $9.0 million in settlement of outstanding repurchase requests and other potential claims, subject to certain conditions. The result of these settlements was a reduction of the Corporation’s exposure to previously sold loans totaling $22.1 million in principal and a reduction of the reserves for repurchases of $9.1 million.
Management believes that the reserves recorded as of December 31, 2008 are adequate for the known potential repurchases. However, continued declines in collateral values or the identification of additional loans to be repurchased could necessitate additional reserves in the future.
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
NOTE P – FAIR VALUE MEAUREMENTS
Statement 157 Fair Value Measurements
As required by Statement 157, adopted by the Corporation on January 1, 2008, all assets and liabilities required to be measured at fair value on a recurring basis and all financial assets and liabilities measured at fair value on a nonrecurring basis have been categorized based on the method of their fair value determination.

Items Measured at Fair Value on a Recurring Basis
The Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheet as of December 31, 2008 were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$66,567	$—	$66,567
Available for sale investment securities	46,450	2,364,648	218,825	2,629,923
Other financial assets	9,099	1,461	—	10,560

Total assets	$55,549	$2,432,676	$218,825	$2,707,050

Certificates of deposit	$—	$7,517	$—	$7,517
Other financial liabilities	9,099	2,498	8,653	20,250

Total liabilities	$9,099	$10,015	$8,653	$27,767

The valuation techniques used to measure fair value for the items in the table above are as follows:
•	Mortgage loans held for sale — This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value under Statement 159, effective October 1, 2008. Fair value as of December 31, 2008 was measured as the price that secondary market investors were offering for loans with similar characteristics. See Note A, “Summary of Significant Accounting Policies” for details related to the Corporation’s election to measure assets and liabilities at fair value under Statement 159.

•	Available for sale investment securities — Included within this asset category are both equity and debt securities. Equity securities consisting of stocks of financial institutions and mutual funds are listed as Level 1 assets, measured at fair value based on quoted prices for identical securities in active markets. Debt securities, excluding ARCs and certain single-issuer and pooled trust preferred securities, are classified as Level 2 assets and consist of: U.S. government and U.S. government sponsored agency securities, state and municipal securities, corporate debt securities, collateralized mortgage obligations and mortgage-backed securities. Fair values are determined by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. See Note C, “Investment Securities” for additional details related to the Corporation’s available for sale investment securities.

ARCs, as discussed in Note O, “Commitments and Contingencies”, are classified as Level 3 assets and measured at fair value based on an independent third-party valuation. All ARCs held by the Corporation were acquired during 2008. Due to their illiquidity, ARCs were valued through the use of an expected cash flows model. The assumptions used in preparing the expected cash flows model include estimates for coupon rates, time to maturity and market rates of return.

Pooled trust preferred securities and certain single issuer trust preferred securities are classified as Level 3 assets. The fair values of pooled trust preferred securities were determined by an independent third-party valuation expert that used a discounted cash flow model which applied a credit and liquidity adjusted discount rate to expected cash flows for the securities. The fair values of $7.5 million of single-issuer trust preferred securities, included within Level 3 assets above, were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models and were not indicative prices or binding offers. The Corporation classified $62.3 million of other single-issuer trust preferred securities as Level 2 assets above.

Restricted equity securities totaling $85.3 million, issued by the FHLB and Federal Reserve Bank, have been excluded from the above table.

•	Other financial assets — Included within this asset category are Level 1 assets, consisting of mutual funds that are held in trust for employee deferred compensation plans and measured at fair value based on quoted prices for identical securities in active markets and Level 2 assets representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors. The fair value of the Corporation’s interest rate locks and forward commitments are determined as the amount that would be required to settle each derivative financial instrument at the end of the period.

•	Certificates of deposit — This category consists of hedged long-term fixed rate certificates of deposit which the Corporation has elected to account for at fair value under Statement 159. The certificates of deposit and their associated interest rate swaps, included within the “Other financial liabilities” category, are measured at fair value through the use of a model-based approach which utilizes market prices for similar instruments in addition to using market-corroborated means, such as interest rates. See Note A, “Summary of Significant Accounting Policies” for details related to the Corporation’s election to measure assets and liabilities at fair value under Statement 159.

•	Other financial liabilities — Included within this category are the following liabilities: employee deferred compensation liabilities which are the amounts due to employees under the deferred compensation plans, described under the heading “Other financial assets” above and included as Level 1 liabilities; interest rate swaps that hedge the aforementioned certificates of deposit, categorized as Level 2 liabilities; mortgage banking derivatives, described under the heading “Other financial assets” above and included as Level 2 liabilities; and financial guarantees associated with the Corporation’s commitment to purchase ARCs held within customer accounts, categorized as Level 3 liabilities.

The fair value of the financial guarantee liability associated with ARCs held by the Corporation’s customers was determined using the same methods as the ARCs held by the Corporation and described under the heading “Available for sale investment securities” above. This liability was initially recorded during 2008. See Note O, “Commitments and Contingencies” for additional information.
The following tables present reconciliations of the Corporation’s assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the year ended December 31, 2008:

	Available for Sale Investment Securities			Other Financial
	Pooled Trust	Single-issuer		Liabilities -
	Preferred	Trust Preferred	ARC	ARC Financial
	Securities	Securities	Investments	Guarantee
		(in thousands)
Balance, January 1, 2008	$33,743	$10,939	$—	$—
Purchases (1)	—	—	210,367	11,157
Realized adjustments to fair value (2)	(15,832)	—	—	(19,810)
Unrealized adjustments to fair value (3)	(2,486)	(3,394)	(12,381)	—
Settlements (4)	—	—	(3,058)	—
(Premium amortization)/Discount accretion (5)	(44)	(1)	972	—

Balance, December 31, 2008	$15,381	$7,544	$195,900	$(8,653)

(1)	For ARC investments, amount represents ARCs acquired from customers at par value with an interest adjustment based on the difference between the interest customers earned on ARCs during their holding period and the interest that customers would have earned had the amount of the ARCs been invested in 90-day U.S. Treasury bills, less an adjustment to fair value upon purchase. For the ARC financial guarantee, amount represents the reversal of guarantee liability due to the purchase of ARCs from customers.

(2)	For pooled trust preferred securities, realized adjustments to fair value represent other-than-temporary impairment charges that were recorded within investment securities (losses) gains on the consolidated statements of operations. For the ARC financial guarantee, the realized adjustment to fair value has been included as a component of operating risk loss on the Corporation’s consolidated statements of operations.

(3)	Pooled trust preferred securities, single-issuer trust preferred securities, and ARC investments are classified as available for sale investment securities; as such, the unrealized adjustment to fair value was recorded as an unrealized holding loss and included as a component of available for sale investment securities on the Corporation’s consolidated balance sheet.

(4)	Amounts represent redemptions by issuers.

(5)	Included as a component of net interest income on the Corporation’s consolidated statements of operations.
Items Measured at Fair Value on a Nonrecurring Basis
Certain financial assets are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment.

The Corporation’s financial assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheet as of December 31, 2008 were as follows:

	Level 1	Level 2	Level 3	Total
		(in thousands)
Loans held for sale	$—	$29,273	$—	$29,273
Net loans	—	1,207	333,373	334,580
Other financial assets	—	19,498	7,491	26,989

Total assets	$—	$49,978	$340,864	$390,842

The valuation techniques used to measure fair value for the items in the table above are as follows:
•	Loans held for sale — This category consists of floating rate residential mortgage construction loans which are measured at the lower of aggregate cost or fair value. Fair value was measured by the price that secondary market investors were offering for loans with similar characteristics.

•	Net loans — This category consists of residential mortgage loans and home equity loans that were previously sold and repurchased from secondary market investors during 2008 and have been classified as Level 2 assets. Upon repurchase, these loans were written down to the appraised value of their underlying collateral less estimated selling costs. See Note O, “Commitments and Contingencies” for additional information.

This category also includes commercial loans and commercial mortgage loans which were considered to be impaired under Statement 114 and have been classified as Level 3 assets. Impaired loans are measured at fair value based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or fair value of its collateral, if the loan is collateral dependent. An allowance for loan losses is allocated to an impaired loan if its carrying value exceeds its estimated fair value. The amount shown is the balance of impaired loans, net of their related allowance for loan loss.

•	Other financial assets — This category includes foreclosed assets that the Corporation obtained during 2008. Fair values for these Level 2 assets were based on estimated selling prices less estimated selling costs for similar assets in active markets.

This category also includes MSRs, classified as Level 3 assets, and included within the above table due to the Corporation’s determination that MSRs were impaired as of December 31, 2008. See Note G, “Mortgage Servicing Rights” for details related to the fair value determination for impaired MSRs.

Statement 107 Fair values of Financial Instruments
As required by FASB Statement No. 107 (as amended), “Disclosures About Fair Value Measurements” (Statement 107), the following table details the book values and the estimated fair values of the Corporation’s financial instruments as of December 31, 2008 and 2007. In addition, a general description of the methods and assumptions used to estimate such fair values is also provided below.
Fair values of financial instruments are significantly affected by assumptions used, principally the timing of future cash flows and the discount rate. Because assumptions are inherently subjective in nature, the estimated fair values cannot be substantiated by comparison to independent market quotes and, in many cases, the estimated fair values could not necessarily be realized in an immediate sale or settlement of the instrument. Further, certain financial instruments and all non-financial instruments not measured at fair value on the Corporation’s consolidated balance sheets are excluded. For financial instruments listed below which are not measured at fair value on the Corporation’s consolidated balance sheets, the aggregate fair value amounts presented do not necessarily represent management’s estimate of the underlying value of the Corporation.

	2008		2007
		Estimated		Estimated
	Book Value	Fair Value	Book Value	Fair Value
		(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$331,164	$331,164	$381,283	$381,283
Interest-bearing deposits with other banks	16,791	16,791	11,330	11,330
Federal funds sold	4,919	4,919	9,823	9,823
Loans held for sale (1)	95,840	95,840	103,984	104,659
Securities held to maturity	9,636	9,765	10,285	10,399
Securities available for sale (1)	2,715,205	2,715,205	3,143,267	3,143,267
Loans, net of unearned income (1)	12,042,620	11,764,715	11,204,424	11,196,090
Accrued interest receivable	58,566	58,566	73,435	73,435
Other financial assets (1)	114,219	114,219	97,934	97,934

FINANCIAL LIABILITIES
Demand and savings deposits	$5,453,799	$5,453,799	$5,568,900	$5,568,900
Time deposits (1)	5,098,117	5,137,078	4,536,545	4,544,273
Short-term borrowings	1,762,770	1,762,770	2,383,944	2,383,944
Accrued interest payable	53,678	53,678	69,238	69,238
Other financial liabilities (1)	73,203	73,203	57,411	57,411
Federal Home Loan Bank advances and long-term debt	1,787,797	1,765,815	1,642,133	1,685,216

(1)	Description of fair value determinations for these financial instruments, or certain financial instruments within these categories, measured at fair value on the Corporation’s consolidated balance sheets, are detailed under the heading, “Statement 157 Fair Value Measurements” above.
For short-term financial instruments defined as those with remaining maturities of 90 days or less, excluding those recorded at fair value and reported above under the heading, “Statement 157 Fair Value Measurement”, the carrying amount was considered to be a reasonable estimate of fair value. The following instruments are predominantly short-term:

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
The estimated fair values of securities held to maturity as of December 31, 2008 and 2007 were generally based on quoted market prices, broker quotes or dealer quotes.
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
NOTE Q – CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(in thousands)

	December 31
	2008	2007
ASSETS

Cash	$38	$1
Securities and other assets	3,096	15,025
Receivable from subsidiaries	104,260	4,467
Investment in:
Bank subsidiaries	1,687,165	1,707,229
Non-bank subsidiaries	651,180	369,082

Total Assets	$2,445,739	$2,095,804

LIABILITIES AND EQUITY
Line of credit with bank subsidiaries	$86,000	$47,732
Long-term debt	381,544	381,404
Payable to non-bank subsidiaries	53,176	41,468
Other liabilities	65,372	50,280

Total Liabilities	586,092	520,884
Shareholders’ equity	1,859,647	1,574,920

Total Liabilities and Shareholders’ Equity	$2,445,739	$2,095,804

CONDENSED STATEMENTS OF OPERATIONS

	2008	2007	2006
	(in thousands)
Income:
Dividends from bank subsidiaries	$76,453	$190,089	$178,407
Other	68,174	57,231	56,725

	144,627	247,320	235,132
Expenses	98,757	97,576	89,414

Income before income taxes and equity in undistributed net income of subsidiaries	45,870	149,744	145,718
Income tax benefit	(11,312)	(15,243)	(13,810)

	57,182	164,987	159,528
Equity in undistributed net income (loss) of:
Bank subsidiaries	(23,449)	(22,504)	17,105
Non-bank subsidiaries	(39,350)	10,235	8,894

Net Income (Loss)	$(5,617)	$152,718	$185,527
Preferred stock dividends and discount accretion	(463)	—	—

Net Income (Loss) Available to Common Shareholders	$(6,080)	$152,718	$185,527

CONDENSED STATEMENTS OF CASH FLOWS

	2008	2007	2006
		(in thousands)
Cash Flows From Operating Activities:
Net Income (Loss)	$(5,617)	$152,718	$185,527

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Stock-based compensation	2,058	2,639	1,687
Excess tax benefits from stock based compensation	(20)	(111)	(783)
(Increase) decrease in other assets	(5,322)	(5,190)	5,191
Equity in undistributed net (income) loss of subsidiaries	62,799	12,269	(25,999)
Increase (decrease) in other liabilities and payable to non-bank subsidiaries	4,882	538	(2,278)

Total adjustments	64,397	10,145	(22,182)

Net cash provided by operating activities	58,780	162,863	163,345

Cash Flows From Investing Activities:
Investment in bank subsidiaries	—	(65,592)	(96,222)
Investment in non-bank subsidiaries	(294,500)	—	(4,640)
Line of credit with non-bank subsidiary	(88,212)	—	—
Net cash paid for acquisitions	—	—	(151,549)

Net cash used in investing activities	(382,712)	(65,592)	(252,411)

Cash Flows From Financing Activities:
Net increase (decrease) in short-term borrowings	38,268	(63,586)	49,930
Dividends paid	(103,976)	(103,122)	(98,022)
Net proceeds from issuance of preferred stock and common stock warrants	376,500	—	—
Net proceeds from issuance of common stock	13,157	7,368	9,074
Excess tax benefits from stock based compensation	20	111	783
Repayment of long-term debt	—	(21,471)	(5,121)
Additions to long-term debt	—	98,633	152,563
Acquisition of treasury stock	—	(18,227)	(20,193)

Net cash provided by (used in) financing activities	323,969	(100,294)	89,014

Net Increase (Decrease) in Cash and Cash Equivalents	37	(23)	(52)
Cash and Cash Equivalents at Beginning of Year	1	24	76

Cash and Cash Equivalents at End of Year	$38	$1	$24

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2008, the company’s internal control over financial reporting is effective based on those criteria.

/s/ R. Scott Smith, Jr.
R. Scott Smith, Jr.
Chairman and Chief Executive Officer

/s/ Charles J. Nugent
Charles J. Nugent
Senior Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Fulton Financial Corporation:
We have audited the accompanying consolidated balance sheets of Fulton Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited Fulton Financial Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fulton Financial Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fulton Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Fulton Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 2, 2009

QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)
(in thousands, except per-share data)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
FOR THE YEAR 2008
Interest income	$229,220	$215,392	$213,809	$209,073
Interest expense	103,321	83,502	79,791	76,732

Net interest income	125,899	131,890	134,018	132,341
Provision for loan losses	11,220	16,706	26,700	65,000
Other income	37,680	32,150	30,815	10,411
Other expenses	96,660	109,736	99,355	190,874

Income (loss) before income taxes	55,699	37,598	38,778	(113,122)
Income tax expense (benefit)	14,203	11,920	9,702	(11,255)

Net income (loss)	41,496	25,678	29,076	(101,867)
Preferred stock dividends and discount accretion	—	—	—	(463)

Net income (loss) available to common shareholders	$41,496	$25,678	$29,076	$(102,330)

Per common share data:
Net income (loss) (basic)	$0.24	$0.15	$0.17	$(0.58)
Net income (loss) (diluted)	0.24	0.15	0.17	(0.58)
Cash dividends	0.1500	0.1500	0.1500	0.1500

FOR THE YEAR 2007
Interest income	$230,656	$230,112	$238,740	$240,069
Interest expense	108,881	109,204	116,330	116,418

Net interest income	121,775	120,908	122,410	123,651
Provision for loan losses	957	2,700	4,606	6,800
Other income	39,065	37,005	36,743	35,211
Other expenses	100,905	98,107	107,996	98,447

Income before income taxes	58,978	57,106	46,551	53,615
Income taxes	17,850	17,261	12,985	15,436

Net income	$41,128	$39,845	$33,566	$38,179

Per-share data:
Net income (basic)	$0.24	$0.23	$0.19	$0.22
Net income (diluted)	0.24	0.23	0.19	0.22
Cash dividends	0.1475	0.1500	0.1500	0.1500

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Item 9B. Other Information
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Incorporated by reference herein is the information appearing under the headings “Information about Nominees, Continuing Directors and Independence Standards”, “Named Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Conduct”, “Procedure for Shareholder Nominations”, and “Other Board Committees” within the Corporation’s 2009 Proxy Statement.
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
Item 11. Executive Compensation
Incorporated by reference herein is the information appearing under the headings “Information Concerning Compensation” and “Compensation Committee Interlocks and Insider Participation” within the Corporation’s 2009 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference herein is the information appearing under the heading “Security Ownership of Directors, Nominees, Management and Certain Beneficial Owners” within the Corporation’s 2009 Proxy Statement, and information appearing under the heading “Securities Authorized for Issuance under Equity Compensation Plans” within Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities”.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference herein is the information appearing under the headings “Related Person Transactions with Directors and Executive Officers” and “Information about Nominees, Continuing Directors and Independence Standards” within the Corporation’s 2009 Proxy Statement, and the information appearing in “Note D — Loans and Allowance for Credit Losses”, of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”.
Item 14. Principal Accounting Fees and Services
Incorporated by reference herein is the information appearing under the heading “Relationship With Independent Public Accountants” within the Corporation’s 2009 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:
1.	Financial Statements — The following consolidated financial statements of Fulton Financial Corporation and subsidiaries are incorporated herein by reference in response to Item 8 above:
(i)	Consolidated Balance Sheets — December 31, 2008 and 2007.

(ii)	Consolidated Statements of Operations — Years ended December 31, 2008, 2007 and 2006.

(iii)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) — Years ended December 31, 2008, 2007 and 2006.

(iv)	Consolidated Statements of Cash Flows — Years ended December 31, 2008, 2007 and 2006.

(v)	Notes to Consolidated Financial Statements

(vi)	Report of Independent Registered Public Accounting Firm
2.	Financial Statement Schedules — All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.
3.	Exhibits — The following is a list of the Exhibits required by Item 601 of Regulation S-K and filed as part of this report:
3.1	Articles of Incorporation, as amended and restated, of Fulton Financial Corporation as amended — Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Form S-4 Registration Statement filed on October 7, 2005.

3.2	Bylaws of Fulton Financial Corporation as amended — Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K dated September 18, 2008.

3.3	Certificate of Designations of Fixed Rate Cumulative Preferred Stock, Series A of Fulton Financial Corporation — Incorporated by referenced to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

4.1	Second Amended and Restated Rights Agreement dated December 20, 2005 between Fulton Financial Corporation and Fulton Bank — Incorporated by reference to Exhibit 4.1 of the Fulton Financial Current Report on Form 8-K dated December 27, 2005.

4.2	Amendment to Second Amended and Restated Rights Agreement dated December 23, 2008, between Fulton Financial Corporation and Fulton Bank — Incorporated by reference to Exhibit 4.3 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

4.3	An Indenture entered into on March 28, 2005 between Fulton Financial Corporation and Wilmington Trust Company as trustee, relating to the issuance by Fulton of $100 million aggregate principal amount of 5.35% subordinated notes due April 1, 2015 — Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K dated March 31, 2005.

4.4	Purchase Agreement entered into between Fulton Financial Corporation, Fulton Capital Trust I, FFC Management, Inc. and Sandler O’Neill & Partners, L.P. with respect to the Trust’s issuance and sale in a firm commitment public offering of $150 million aggregate liquidation amount of 6.29% Capital Securities — Incorporated by reference to Exhibit 1.1 of the Fulton Financial Corporation Current Report on Form 8-K dated January 20, 2006.

4.5	First Supplemental Indenture entered into on May 1, 2007 between Fulton Financial Corporation and Wilmington Trust Company as trustee, relating to the issuance by Fulton of $100 million aggregate principal amount of 5.75% subordinated notes due May 1, 2017 — Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K dated May 1, 2007.

4.6	Form of Preferred Stock Certificate to the United States Department of the Treasury — Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

4.7	Form of Warrant to Purchase Common Stock to the United States Department of the Treasury — Incorporated by reference to Exhibit 4.2 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

10.1	Amended Employment Agreement between Fulton Financial Corporation and R. Scott Smith, Jr. dated November 12, 2008 — Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated November 14, 2008.

10.2	Amended Employment Agreement between Fulton Financial Corporation and Craig H. Hill dated November 12, 2008 — Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated November 14, 2008.

10.3	Amended Employment Agreement between Fulton Financial Corporation and Charles J. Nugent dated November 12, 2008 — Incorporated by reference to Exhibit 10.3 of the Fulton Financial Corporation Current Report on Form 8-K dated November 14, 2008.

10.4	Amended Employment Agreement between Fulton Financial Corporation and James E. Shreiner dated November 12, 2008 — Incorporated by reference to Exhibit 10.4 of the Fulton Financial Corporation Current Report on Form 8-K dated November 14, 2008.

10.5	Amended Employment Agreement between Fulton Financial Corporation and E. Philip Wenger dated November 12, 2008 — Incorporated by reference to Exhibit 10.5 of the Fulton Financial Corporation Current Report on Form 8-K dated November 14, 2008.

10.6	Form of Death Benefit Only Agreement to Senior Management — Incorporated by reference to Exhibit 10.9 of the Fulton Financial Corporation Annual Report on Form 10K dated March 1, 2007.

10.7	2004 Stock Option and Compensation Plan adopted October 21, 2003 — Incorporated by reference to Exhibit C of Fulton Financial Corporation’s 2004 Proxy Statement filed on March 18, 2004.

10.8	Form of Stock Option Agreement and Form of Restricted Stock Agreement between Fulton Financial Corporation and Officers of the Corporation as of July 1, 2008 — Incorporated by reference to Exhibits 10.1 and 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated June 20, 2008.

10.9	Form of Amendment to Stock Option Agreement for John M. Bond — Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 22, 2006.

10.10	Fulton Financial Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2008 — Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.11	Form of Supplemental Executive Retirement Plan — For Use with Executives with no Pre-2008 Accruals — Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.12	Form of Amended and Restated Supplemental Executive Retirement Plan - For Use with Executives with no Pre-2008 Accruals — Incorporated by reference to Exhibit 10.3 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.13	Form of Amended and Restated Supplemental Executive Retirement Plan - For Use with Executives First Covered After 2004 but Before 2008 — Incorporated by reference to Exhibit 10.4 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.14	Agreement between Fulton Financial Corporation and Fiserv Solutions, Inc. dated as of January 1, 2005. Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. See also Fulton Financial Corporation Current Report on Form 8-K dated June 24, 2005.

10.15	Letter agreement dated December 23, 2008 with the U.S. Department of the Treasury, including Securities Purchase Agreement — Standard Terms — Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

10.16	Form of waiver required for senior executive officers in connection with sale of preferred stock under the Capital Purchase Program — between Senior Executive Officers and the United States Department of the Treasury — Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

10.17	Form of letter agreement with senior executive officers related to compensation, in conformity with the Capital Purchase Program — between Fulton Financial Corporation and Senior Executive Officers — Incorporated by reference to Exhibit 10.3 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULTON FINANCIAL CORPORATION (Registrant)
Dated: March 2, 2009	By:	/s/ R. Scott Smith, Jr.
R. Scott Smith, Jr.,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jeffrey G. Albertson, Esq.	Director	March 2, 2009
Jeffrey G. Albertson, Esq.

/s/ John M. Bond, Jr.	Director	March 2, 2009
John M. Bond, Jr.

/s/ Donald M. Bowman, Jr.	Director	March 2, 2009
Donald M. Bowman, Jr.

/s/ Dana A. Chryst	Director	March 2, 2009
Dana A. Chryst

/s/ Beth Ann L. Chivinski Beth Ann L. Chivinski	Executive Vice President and Controller (Principal Accounting Officer)	March 2, 2009

/s/ Craig A. Dally, Esq.	Director	March 2, 2009
Craig A. Dally, Esq.

/s/ Patrick J. Freer	Director	March 2, 2009
Patrick J. Freer

Signature	Capacity	Date

/s/ Rufus A. Fulton, Jr.	Director	March 2, 2009
Rufus A. Fulton, Jr.

/s/ George W. Hodges	Director	March 2, 2009
George W. Hodges

/s/ Carolyn R. Holleran	Director	March 2, 2009
Carolyn R. Holleran

/s/ Willem Kooyker	Director	March 2, 2009
Willem Kooyker

/s/ Donald W. Lesher, Jr.	Director	March 2, 2009
Donald W. Lesher, Jr.

/s/ Charles J. Nugent Charles J. Nugent	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2009

/s/ Abraham S. Opatut	Director	March 2, 2009
Abraham S. Opatut

/s/ John O. Shirk, Esq.	Director	March 2, 2009
John O. Shirk, Esq.

/s/ R. Scott Smith, Jr. R. Scott Smith, Jr.	Chairman and Chief Executive Officer (Principal Executive Officer)	March 2, 2009

/s/ Gary A. Stewart	Director	March 2, 2009
Gary A. Stewart

EXHIBIT INDEX
Exhibits Required Pursuant to Item 601 of Regulation S-K

3.1	Articles of Incorporation, as amended and restated, of Fulton Financial Corporation as amended — Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Form S-4 Registration Statement filed on October 7, 2005.

3.2	Bylaws of Fulton Financial Corporation as amended — Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K dated September 18, 2008.

3.3	Certificate of Designations of Fixed Rate Cumulative Preferred Stock, Series A of Fulton Financial Corporation — Incorporated by referenced to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

4.1	Second Amended and Restated Rights Agreement dated December 20, 2005 between Fulton Financial Corporation and Fulton Bank — Incorporated by reference to Exhibit 4.1 of the Fulton Financial Current Report on Form 8-K dated December 27, 2005.

4.2	Amendment to Second Amended and Restated Rights Agreement dated December 23, 2008, between Fulton Financial Corporation and Fulton Bank — Incorporated by reference to Exhibit 4.3 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

4.3	An Indenture entered into on March 28, 2005 between Fulton Financial Corporation and Wilmington Trust Company as trustee, relating to the issuance by Fulton of $100 million aggregate principal amount of 5.35% subordinated notes due April 1, 2015 — Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K dated March 31, 2005.

4.4	Purchase Agreement entered into between Fulton Financial Corporation, Fulton Capital Trust I, FFC Management, Inc. and Sandler O’Neill & Partners, L.P. with respect to the Trust’s issuance and sale in a firm commitment public offering of $150 million aggregate liquidation amount of 6.29% Capital Securities — Incorporated by reference to Exhibit 1.1 of the Fulton Financial Corporation Current Report on Form 8-K dated January 20, 2006.

4.5	First Supplemental Indenture entered into on May 1, 2007 between Fulton Financial Corporation and Wilmington Trust Company as trustee, relating to the issuance by Fulton of $100 million aggregate principal amount of 5.75% subordinated notes due May 1, 2017 — Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K dated May 1, 2007.

4.6	Form of Preferred Stock Certificate to the United States Department of the Treasury — Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

4.7	Form of Warrant to Purchase Common Stock to the United States Department of the Treasury — Incorporated by reference to Exhibit 4.2 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

10.1	Amended Employment Agreement between Fulton Financial Corporation and R. Scott Smith, Jr. dated November 12, 2008 — Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated November 14, 2008. Amended Employment Agreement between Fulton Financial Corporation and Craig H. Hill dated November 12, 2008 — Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated November 14, 2008.

10.2	Amended Employment Agreement between Fulton Financial Corporation and Craig H. Hill dated November 12, 2008 — Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated November 14, 2008.

10.3	Amended Employment Agreement between Fulton Financial Corporation and Charles J. Nugent dated November 12, 2008 — Incorporated by reference to Exhibit 10.3 of the Fulton Financial Corporation Current Report on Form 8-K dated November 14, 2008.

10.4	Amended Employment Agreement between Fulton Financial Corporation and James E. Shreiner dated November 12, 2008 — Incorporated by reference to Exhibit 10.4 of the Fulton Financial Corporation Current Report on Form 8-K dated November 14, 2008.

10.5	Amended Employment Agreement between Fulton Financial Corporation and E. Philip Wenger dated November 12, 2008 — Incorporated by reference to Exhibit 10.5 of the Fulton Financial Corporation Current Report on Form 8-K dated November 14, 2008.

10.6	Form of Death Benefit Only Agreement to Senior Management — Incorporated by reference to Exhibit 10.9 of the Fulton Financial Corporation Annual Report on Form 10K dated March 1, 2007.

10.7	2004 Stock Option and Compensation Plan adopted October 21, 2003 — Incorporated by reference to Exhibit C of Fulton Financial Corporation’s 2004 Proxy Statement filed on March 18, 2004.

10.8	Form of Stock Option Agreement and Form of Restricted Stock Agreement between Fulton Financial Corporation and Officers of the Corporation as of July 1, 2008 — Incorporated by reference to Exhibits 10.1 and 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated June 20, 2008.

10.9	Form of Amendment to Stock Option Agreement for John M. Bond — Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 22, 2006.

10.10	Fulton Financial Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2008 — Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.11	Form of Supplemental Executive Retirement Plan — For Use with Executives with no Pre-2008 Accruals — Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.12	Form of Amended and Restated Supplemental Executive Retirement Plan - For Use with Executives with no Pre-2008 Accruals — Incorporated by reference to Exhibit 10.3 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.13	Form of Amended and Restated Supplemental Executive Retirement Plan - For Use with Executives First Covered After 2004 but Before 2008 — Incorporated by reference to Exhibit 10.4 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.14	Agreement between Fulton Financial Corporation and Fiserv Solutions, Inc. dated as of January 1, 2005. Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. See also Fulton Financial Corporation Current Report on Form 8-K dated June 24, 2005.

10.15	Letter agreement dated December 23, 2008 with the U.S. Department of the Treasury, including Securities Purchase Agreement — Standard Terms — Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

10.16	Form of waiver required for senior executive officers in connection with sale of preferred stock under the Capital Purchase Program — between Senior Executive Officers and the United States Department of the

Treasury — Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

10.17	Form of letter agreement with senior executive officers related to compensation, in conformity with the Capital Purchase Program — between Fulton Financial Corporation and Senior Executive Officers — Incorporated by reference to Exhibit 10.3 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.