Form 10-Q
period 2009-03-31
FULTON FINANCIAL CORP
filed 2009-05-11
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009,
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Common Stock, $2.50 Par Value — 175,598,000 shares outstanding as of April 30, 2009.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

Item 1. Financial Statements
FULTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share data)

	March 31
	2009	December 31
	(unaudited)	2008

ASSETS
Cash and due from banks	$265,431	$331,164
Interest-bearing deposits with other banks	14,070	16,791
Federal funds sold	259	4,919
Loans held for sale	102,033	95,840
Investment securities:
Held to maturity (estimated fair value of $9,642 in 2009 and $9,765 in 2008)	9,519	9,636
Available for sale	3,114,168	2,715,205

Loans, net of unearned income	12,009,060	12,042,620
Less: Allowance for loan losses	(192,410)	(173,946)

Net Loans	11,816,650	11,868,674

Premises and equipment	205,495	202,657
Accrued interest receivable	59,369	58,566
Goodwill	534,511	534,385
Intangible assets	21,985	23,448
Other assets	350,032	323,821

Total Assets	$16,493,522	$16,185,106

LIABILITIES
Deposits:
Noninterest-bearing	$1,776,169	$1,653,440
Interest-bearing	9,637,813	8,898,476

Total Deposits	11,413,982	10,551,916

Short-term borrowings:
Federal funds purchased	397,158	1,147,673
Other short-term borrowings	798,316	615,097

Total Short-Term Borrowings	1,195,474	1,762,770

Accrued interest payable	66,691	53,678
Other liabilities	169,456	169,298
Federal Home Loan Bank advances and long-term debt	1,786,598	1,787,797

Total Liabilities	14,632,201	14,325,459

SHAREHOLDERS’ EQUITY
Preferred stock, $1,000 par value, 376,500 shares authorized and outstanding	369,270	368,944
Common stock, $2.50 par value, 600 million shares authorized, 192.5 million shares issued in 2009 and 192.4 million shares issued in 2008	481,212	480,978
Additional paid-in capital	1,258,979	1,260,947
Retained earnings	42,143	31,075
Accumulated other comprehensive loss	(31,518)	(17,907)
Treasury stock, 17.0 million shares in 2009 and 17.3 million shares in 2008, at cost	(258,765)	(264,390)

Total Shareholders’ Equity	1,861,321	1,859,647

Total Liabilities and Shareholders’ Equity	$16,493,522	$16,185,106

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per-share data)

	Three Months Ended March 31
	2009	2008
INTEREST INCOME
Loans, including fees	$162,314	$191,166
Investment securities:
Taxable	26,849	29,561
Tax-exempt	4,477	4,535
Dividends	617	2,163
Loans held for sale	1,261	1,577
Other interest income	49	218

Total Interest Income	195,567	229,220

INTEREST EXPENSE
Deposits	49,895	63,485
Short-term borrowings	1,437	18,829
Long-term debt	20,119	21,007

Total Interest Expense	71,451	103,321

Net Interest Income	124,116	125,899
Provision for loan losses	50,000	11,220

Net Interest Income After Provision for Loan Losses	74,116	114,679

OTHER INCOME
Service charges on deposit accounts	14,894	13,967
Gains on sale of mortgage loans	8,591	2,311
Other service charges and fees	8,354	8,591
Investment management and trust services	7,903	8,759
Other	4,253	2,806

Total other-than-temporary impairment losses	(5,856)	(3,575)
Less: Portion of loss recognized in other comprehensive income (before taxes)	2,816	—

Net other-than-temporary impairment losses	(3,040)	(3,575)
Net gains on sale of investment securities	5,959	4,821

Net investment securities gains	2,919	1,246

Total Other Income	46,914	37,680

OTHER EXPENSES
Salaries and employee benefits	55,304	55,195
Net occupancy expense	11,023	10,524
Operating risk loss	6,201	1,243
FDIC insurance premiums	4,288	862
Equipment expense	3,079	3,448
Data processing	3,072	3,246
Marketing	2,571	2,905
Intangible amortization	1,463	1,857
Other	19,371	17,380

Total Other Expenses	106,372	96,660

Income Before Income Taxes	14,658	55,699
Income taxes	1,573	14,203

Net Income	13,085	41,496
Preferred stock dividends and discount accretion	(5,031)	—

Net Income Available to Common Shareholders	$8,054	$41,496

PER COMMON SHARE:
Net income (basic)	$0.05	$0.24
Net income (diluted)	0.05	0.24
Cash dividends	0.03	0.15
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(in thousands)

						Accumulated
		Common Stock		Additional		Other
	Preferred	Shares		Paid-in	Retained	Comprehensive	Treasury
	Stock	Outstanding	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2008	$368,944	175,044	$480,978	$1,260,947	$31,075	$(17,907)	$(264,390)	$1,859,647
Cumulative effect of FSP FAS 115-2 and FAS 124-2 adoption (net of $3.4 million tax effect)					6,298	(6,298)		-
Comprehensive income (loss):
Net income					13,085			13,085
Other comprehensive loss						(7,313)		(7,313)

Total comprehensive income								5,772

Stock issued, including related tax benefits		463	234	(2,348)			5,625	3,511
Stock-based compensation awards				380				380
Preferred stock discount accretion	326				(326)			—
Preferred stock cash dividends					(2,719)			(2,719)
Common stock cash dividends — $0.03 per share					(5,270)			(5,270)

Balance at March 31, 2009	$369,270	175,507	$481,212	$1,258,979	$42,143	$(31,518)	$(258,765)	$1,861,321

Balance at December 31, 2007	$—	173,503	$479,559	$1,254,369	$141,993	$(21,773)	$(279,228)	$1,574,920
Cumulative effect of EITF 06-4 adoption					(677)			(677)
Impact of pension plan measurement date change (net of $23,000 tax effect)					43			43
Comprehensive income (loss):
Net income					41,496			41,496
Other comprehensive income						20,010		20,010

Total comprehensive income								61,506

Stock issued, including related tax benefits		219	547	941				1,488
Stock-based compensation awards				587				587
Common stock cash dividends — $0.15 per share					(26,147)			(26,147)

Balance at March 31, 2008	$—	173,722	$480,106	$1,255,897	$156,708	$(1,763)	$(279,228)	$1,611,720

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$13,085	$41,496

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	50,000	11,220
Depreciation and amortization of premises and equipment	4,912	4,904
Net amortization of investment security premiums	116	370
Investment securities gains	(2,919)	(1,246)
Net (increase) decrease in loans held for sale	(6,193)	8,840
Amortization of intangible assets	1,463	1,857
Stock-based compensation	380	587
Excess tax benefits from stock-based compensation	—	(2)
(Increase) decrease in accrued interest receivable	(803)	7,570
Increase in other assets	(12,926)	(8,550)
Increase (decrease) in accrued interest payable	13,013	(2,601)
Increase in other liabilities	19,041	17,098

Total adjustments	66,084	40,047

Net cash provided by operating activities	79,169	81,543

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	162,363	194,571
Proceeds from maturities of securities held to maturity	983	3,961
Proceeds from maturities of securities available for sale	152,432	229,210
Purchase of securities held to maturity	(922)	(3,884)
Purchase of securities available for sale	(731,005)	(303,250)
Decrease in short-term investments	7,381	7,913
Net decrease (increase) in loans	3,510	(188,589)
Net purchases of premises and equipment	(7,750)	(9,032)

Net cash used in investing activities	(413,008)	(69,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	247,253	38,894
Net increase (decrease) in time deposits	614,813	(95,411)
Additions to long-term debt	—	343,990
Repayments of long-term debt	(1,199)	(95,154)
Decrease in short-term borrowings	(567,296)	(154,817)
Dividends paid	(28,976)	(26,115)
Net proceeds from issuance of common stock	3,511	1,486
Excess tax benefits from stock-based compensation expense	—	2

Net cash provided by financing activities	268,106	12,875

Net (Decrease) Increase in Cash and Due From Banks	(65,733)	25,318
Cash and Due From Banks at Beginning of Year	331,164	381,283

Cash and Due From Banks at End of Year	$265,431	$406,601

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$58,438	$105,922
Income taxes	54	5,000
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A — Basis of Presentation
The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the Corporation) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
NOTE B — Net Income Per Common Share and Other Comprehensive Income (Loss)
The Corporation’s basic net income per common share is calculated as net income available to common shareholders divided by the weighted average number of common shares outstanding. Net income available to common shareholders is calculated as net income less accrued dividends and discount accretion related to preferred stock.
For diluted net income per common share, net income available to common shareholders is divided by the weighted average number of common shares outstanding plus the incremental number of shares added as a result of converting dilutive securities, calculated using the treasury stock method. The Corporation’s dilutive securities consist of outstanding stock options, restricted stock and common stock warrants.
A reconciliation of net income available to common shareholders and weighted average common shares outstanding used to calculate basic net income per common share and diluted net income per common share follows.

	Three months ended
	March 31
	2009	2008
	(in thousands)
Net income	$13,085	$41,496
Preferred stock dividends and discount accretion	5,031	—

Net income available to common shareholders	$8,054	$41,496

Weighted average common shares outstanding (basic)	175,315	173,624
Effect of dilutive securities	233	585

Weighted average common shares outstanding (diluted)	175,548	174,209

Stock options and common stock warrants excluded from the earnings per share computation as their effect would have been anti-dilutive	11,818	5,206

The following table presents the components of other comprehensive income (loss):

	Three months ended
	March 31
	2009	2008
	(in thousands)
Unrealized (loss) gain on securities (net of $2.0 million and $9.6 million tax effect in 2009 and 2008, respectively)	$(3,789)	$17,773
Non-credit related unrealized loss on other-than-temporarily impaired debt securities (net of $985,000 tax effect) (1)	(1,831)	—
Unrealized gain on derivative financial instruments (net of $18,000 tax effect in 2009 and 2008) (2)	34	34
Amortization of unrecognized pension costs (net of $92,000 tax effect)	170	—
Reclassification adjustment for securities (gains) losses included in net income (net of $1.0 million tax expense in 2009 and $1.2 million tax benefit in 2008 )	(1,897)	2,203

Other comprehensive income (loss)	$(7,313)	$20,010

(1)	See Note C, “Investment Securities” for additional details related to the other-than-temporary impairment of debt securities.

(2)	Amounts represent the amortization of the effective portions of losses on forward-starting interest rate swaps, designated as cash flow hedges and entered into in prior years in connection with the issuance of fixed-rate debt. The total amount recorded as a reduction to accumulated other comprehensive income upon settlement of these derivatives is being amortized to interest expense over the life of the related securities using the effective interest method. The amount of net losses in accumulated other comprehensive income that will be reclassified into earnings during the next twelve months is expected to be approximately $135,000.
NOTE C — INVESTMENT SECURITIES
The following tables present the amortized cost and estimated fair values of investment securities:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Held to Maturity at March 31, 2009

U.S. Government sponsored agency securities	$6,805	$41	$—	$6,846
State and municipal securities	825	3	—	828
Mortgage-backed securities	1,889	79	—	1,968

	$9,519	$123	$—	$9,642

Available for Sale at March 31, 2009

Equity securities	$135,214	$490	$(8,534)	$127,170
U.S. Government securities	14,506	12	—	14,518
U.S. Government sponsored agency securities	78,767	2,018	(144)	80,641
State and municipal securities	487,113	7,778	(674)	494,217
Corporate debt securities	162,699	516	(64,828)	98,387
Collateralized mortgage obligations	687,456	15,963	(204)	703,215
Mortgage-backed securities	1,354,952	37,538	(48)	1,392,442
Auction rate securities (1)	218,625	55	(15,102)	203,578

	$3,139,332	$64,370	$(89,534)	$3,114,168

(1)	See Note G, “Commitments and Contingencies” for additional details related to auction rate securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Held to Maturity at December 31, 2008

U.S. Government sponsored agency securities	$6,782	$60	$—	$6,842
State and municipal securities	825	5	—	830
Corporate debt securities	25	—	—	25
Mortgage-backed securities	2,004	66	(2)	2,068

	$9,636	$131	$(2)	$9,765

Available for Sale at December 31, 2008

Equity securities	$138,071	$2,133	$(1,503)	$138,701
U.S. Government securities	14,545	83	—	14,628
U.S. Government sponsored agency securities	74,616	2,406	(20)	77,002
State and municipal securities	520,429	5,317	(2,210)	523,536
Corporate debt securities	154,976	1,085	(36,167)	119,894
Collateralized mortgage obligations	489,686	14,713	(206)	504,193
Mortgage-backed securities	1,118,508	24,160	(1,317)	1,141,351
Auction rate securities	208,281	—	(12,381)	195,900

	$2,719,112	$49,897	$(53,804)	$2,715,205

The amortized cost and estimated fair value of debt securities as of March 31, 2009, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Due in one year or less	$322	$326	$118,611	$119,202
Due from one year to five years	7,308	7,348	236,763	242,507
Due from five years to ten years	—	—	102,514	98,224
Due after ten years	—	—	503,822	431,408

	7,630	7,674	961,710	891,341
Collateralized mortgage obligations	—	—	687,456	703,215
Mortgage-backed securities	1,889	1,968	1,354,952	1,392,442

	$9,519	$9,642	$3,004,118	$2,986,998

The following table presents information related to the Corporation’s gains and losses on the sales of equity and debt securities, and losses recognized for the other-than-temporary impairment of investments. Gross realized losses on equity and debt securities are net of other-than-temporary impairment charges:

			Other-than-
	Gross	Gross	temporary
	Realized	Realized	Impairment	Net Gains
	Gains	Losses	Losses	(Losses)
	(in thousands)
Three months ended March 31, 2009:
Equity securities	$112	$(216)	$(1,062)	$(1,166)
Debt securities	6,171	(108)	(1,978)	4,085

Total	$6,283	$(324)	$(3,040)	$2,919

Three months ended March 31, 2008:
Equity securities	$4,756	$(8)	$(3,575)	$1,173
Debt securities	196	(123)	—	73

Total	$4,952	$(131)	$(3,575)	$1,246

The following table presents a summary of other-than-temporary impairment charges recorded by the Corporation, by investment security type:

	Three months ended
	March 31
	2009	2008
	(in thousands)
Financial institution stocks	$956	$3,575
Mutual funds	106	—

Total equity securities charges	1,062	3,575

Debt securities — Pooled trust preferred securities	1,978	—

Total other-than-temporary impairment charges	$3,040	$3,575

During the first quarter of 2009, the values of financial institutions stocks, including those held by the Corporation, declined significantly. The $956,000 other-than-temporary impairment charge during the first quarter of 2009 was due to the increasing severity and duration of the decline in fair values of such holdings. These factors, in conjunction with management’s assessment of the near-term prospects of each specific issuer, resulted in the charges recorded during the first quarter of 2009. As of March 31, 2009, after other-than-temporary impairment charges, the financial institution stock portfolio had a cost basis of $40.4 million and a fair value of $32.4 million.
In April 2009, the Financial Accounting Standards Board (FASB) issued Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-than-Temporary Impairments” (FSP FAS 115-2). FSP FAS 115-2 amends other-than-temporary impairment guidance for debt securities and expands disclosure requirements for other-than-temporarily impaired debt and equity securities. FSP FAS 115-2 requires companies to record other-than-temporary impairment charges, through earnings, if they have the intent to sell, or will more likely than not be required to sell, an impaired debt security before a recovery of its amortized cost basis. In addition, FSP FAS 115-2 requires companies to record other-than-temporary impairment charges through earnings for the amount of credit losses, regardless of the intent or requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security’s cash flows and its amortized cost basis. Non-credit related write-downs to fair value must be recorded as decreases to accumulated other comprehensive income as long as a company has no intent or requirement to sell an impaired security before a recovery of amortized cost basis. Finally, FSP FAS 115-2 requires companies to record all previously recorded non-credit related other-than-temporary impairment charges for debt securities as cumulative effect adjustments to retained earnings as of the beginning of the period of adoption. FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for the period ending after March 15, 2009. The Corporation elected to early adopt FSP FAS 115-2, effective January 1, 2009.
The $2.0 million of other-than-temporary impairment losses recognized in earnings were determined through the use of an expected cash flow model, consistent with the guidance in Emerging Issues Task Force 99-20-1, “Amendments to the Impairment Guidance in EITF Issue No. 99-20”. The most significant input to the expected cash flows model was the assumed default rate for each impaired pooled trust preferred security. The Corporation evaluates the financial metrics, such as capital ratios and non-performing asset ratios, of each individual financial institution issuer that comprises the impaired pooled trust preferred securities to estimate the expected default rates for each security. The weighted average default rate for pooled trust preferred securities which were deemed to be other-than-temporarily impaired due to expected credit losses was approximately 20%.
During 2008, the Corporation recorded other-than-temporary impairment charges for pooled trust preferred securities of $15.8 million. Upon adoption of FSP FAS 115-2, the Corporation determined that $9.7 million of those other-than-temporary impairment charges were non-credit related. As such, a $6.3 million (net of $3.4 million of taxes) increase to retained earnings and a corresponding decrease to accumulated other comprehensive income was recorded as the cumulative effect impact of adopting FSP FAS 115-2 as of January 1, 2009.
The following table presents a summary of the cumulative credit related other-than-temporary impairment charges recognized as components of earnings for securities still held by the Corporation at March 31, 2009 (in thousands):

Beginning balance of cumulative credit losses on pooled trust preferred securities, January 1, 2009 (1)	$(6,142)
Additions for credit losses recorded during the first quarter of 2009 which were not previously recognized as components of earnings	(1,978)

Ending balance of cumulative credit losses on pooled trust preferred securities, March 31, 2009	$(8,120)

(1)	Amount represents the other-than-temporary impairment charges recorded during the year ended December 31, 2008 for pooled trust preferred securities, net of the Corporation’s cumulative effect adjustment upon adoption of FSP FAS 115-2, effective January 1, 2009.

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2009:

	Less Than 12 months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)
U.S. Government sponsored agency securities	$20,222	$(126)	$502	$(18)	$20,724	$(144)
State and municipal securities	26,924	(404)	13,977	(270)	40,901	(674)
Corporate debt securities	25,696	(19,183)	62,029	(45,645)	87,725	(64,828)
Collateralized mortgage obligations	—	—	4,343	(204)	4,343	(204)
Mortgage-backed securities	25,408	(47)	237	(1)	25,645	(48)
Auction rate securities	197,481	(15,102)	—	—	197,481	(15,102)

Total debt securities	295,731	(34,862)	81,088	(46,138)	376,819	(81,000)
Equity securities	25,761	(8,515)	8	(19)	25,769	(8,534)

	$321,492	$(43,377)	$81,096	$(46,157)	$402,588	$(89,534)

For its investments in equity securities, most notably its investments in stocks of financial institutions, management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider those investments with unrealized holding losses as of March 31, 2009 to be other-than-temporarily impaired.
In relation to the Corporation’s investments in auction rate securities, the current unrealized holding losses on these securities is attributable to liquidity issues as a result of the failure of periodic auctions. Because the Corporation does not intend to sell, nor does it believe that it will more likely than not be required to sell, any of these securities prior to a recovery of their fair value to amortized cost, the Corporation does not consider those investments to be other-than-temporarily impaired as of March 31, 2009. For additional information related to the Corporation’s investment in auction rate securities, see Note G, “Commitments and Contingencies”.
The following table presents the amortized cost and estimated fair values of corporate debt securities:

	March 31, 2009		December 31, 2008
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(in thousands)
Single-issuer trust preferred securities (1)	$97,902	$54,994	$97,887	$69,819
Subordinated debt	34,812	29,756	34,788	31,745
Pooled trust preferred securities	27,040	10,692	19,351	15,381

Corporate debt securities issued by financial institutions	159,754	95,442	152,026	116,945
Other corporate debt securities	2,945	2,945	2,950	2,949

Available for sale corporate debt securities	$162,699	$98,387	$154,976	$119,894

(1)	Single-issuer trust preferred securities with estimated fair values totaling $6.3 million as of March 31, 2009 are classified as Level 3 assets under Statement 157. See Note I, “Fair Value Measurements” for additional details.
As required by FSP FAS 115-2, the Corporation has evaluated all corporate debt securities issued by financial institutions to determine if any unrealized holding losses represent credit losses, which would require an other-than-temporary impairment charge through earnings. In addition, the Corporation does not intend to sell, nor does it believe that it will more likely than not be required to sell, any impaired corporate debt securities issued by financial institutions prior to a recovery to amortized cost. Therefore, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2009.
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
The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended
	March 31
	2009	2008
	(in thousands)
Stock-based compensation expense	$380	$587
Tax benefit	(38)	(74)

Stock-based compensation expense, net of tax	$342	$513

Under the Option Plans, stock options and restricted stock are granted to key employees. Stock option exercise prices are equal to the fair value of the Corporation’s stock on the date of grant, with terms of up to ten years. Stock options and restricted stock are typically granted annually on July 1st and become fully vested after a three-year vesting period. Certain events as defined in the Option Plans result in the acceleration of the vesting of both stock options and restricted stock. As of March 31, 2009, there were 13.6 million shares reserved for future grants through 2013.
NOTE E — Employee Benefit Plans
The Corporation maintains a defined benefit pension plan (Pension Plan) for certain employees. Contributions to the Pension Plan are actuarially determined and funded annually. Pension Plan assets are invested in: money markets; fixed income securities, including corporate bonds, U.S. Treasury securities and common trust funds; and equity securities, including common stocks and common stock mutual funds. Effective January 1, 2008, the accrual of benefits for all existing participants was discontinued.
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
As required by Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Postretirement Plans”, the Corporation recognizes the funded status of its Pension Plan and Postretirement Plan on the consolidated balance sheets and recognizes the changes in that funded status through other comprehensive income.

The net periodic benefit cost for the Corporation’s Pension Plan and Postretirement Plan, as determined by consulting actuaries, consisted of the following components for the three months ended March 31:

	Pension Plan		Postretirement Plan
	2009	2008	2009	2008
	(in thousands)
Service cost (1)	$37	$37	$106	$127
Interest cost	819	816	166	167
Expected return on plan assets	(722)	(918)	(1)	(1)
Net amortization and deferral	262	—	—	—

Net periodic benefit cost (income)	$396	$(65)	$271	$293

(1)	Service costs recorded for the Pension Plan for the three months ended March 31, 2009 and 2008 were related to administrative costs associated with the plan and not due to the accrual of additional participant benefits.
NOTE F — Derivative Financial Instruments
Effective January 1, 2009, the Corporation adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (Statement 161). As required by Statement 161, the Corporation has included disclosures for its derivative instruments and for its hedging activities.
In connection with its mortgage banking activities, the Corporation enters into commitments to originate fixed-rate residential mortgage loans for customers, also referred to as interest rate locks. In addition, the Corporation enters into forward commitments for the future sale or purchase of mortgage-backed securities to or from third-party investors to hedge the effect of changes in interest rates on the value of the interest rate locks and mortgage loans held for sale. Forward sales commitments may also be in the form of commitments to sell individual mortgage loans at a fixed price at a future date. Both the interest rate locks and the forward commitments are accounted for as derivatives and carried at fair value, determined as the amount that would be necessary to settle each derivative financial instrument at the end of the period. Gross derivative assets and liabilities are recorded within other assets and other liabilities on the consolidated balance sheets, with changes in fair value during the period recorded within gains on sale of mortgage loans on the consolidated statements of income.
The following table presents a summary of the Corporation’s derivative financial instruments, none of which have been designated as hedging instruments:

	March 31, 2009		December 31, 2008
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Interest rate locks with customers (1)	$465,227	$4,388	$141,145	$425
Forward commitments (1)	1,076,859	(3,573)	490,448	(1,445)
Interest rate swaps (2)	—	—	10,000	18

		$815		$(1,002)

(1)	As of March 31, 2009, the Corporation recorded gross mortgage banking derivative assets of $9.5 million and gross mortgage banking derivative liabilities of $8.7 million. As of December 31, 2008, the Corporation recorded gross mortgage banking derivative assets of $1.5 million and gross mortgage banking derivative liabilities of $2.5 million.

(2)	Interest rate swaps recorded as a component of other liabilities on the consolidated balance sheets. All swaps existing at December 31, 2008 were called in the first quarter of 2009.

The following table presents a summary of the fair value gains and losses recorded by the Corporation during the three months ended March 31, 2009:

	Fair Value Adj. -	Statement of Income
	Gains/(Losses)	Classification
	(in thousands)
Interest rate locks with customers	$3,963	Gains on sale of mortgage loans
Forward commitments	(2,128)	Gains on sale of mortgage loans
Interest rate swaps	(18)	Other expense

	$1,817

NOTE G — Commitments and Contingencies
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
The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	March 31,	December 31,
	2009	2008
	(in thousands)
Commitments to extend credit	$3,356,076	$3,360,499
Standby letters of credit	751,752	789,804
Commercial letters of credit	36,730	37,620
As of March 31, 2009 and December 31, 2008, the reserve for unfunded lending commitments, included in other liabilities on the consolidated balance sheets, was $7.7 million and $6.2 million, respectively.
Auction Rate Securities
The Corporation’s investment management and trust subsidiary, Fulton Financial Advisors, N.A. (FFA), holds auction rate securities, also known as auction rate certificates (ARCs) for some of its customers’ accounts. ARCs are one of several types of securities that were previously utilized by FFA as short-term investment vehicles for its customers. ARCs are long-term securities structured to allow their sale in periodic auctions, giving the securities some of the characteristics of short-term instruments in normal market conditions. However, in mid-February 2008, market auctions for ARCs began to fail due to an insufficient number of buyers; these market failures were the first widespread and continuing failures in the over 20-year history of the auction rate securities markets. As a result, although the credit quality of ARCs has not been impacted, ARCs are currently not liquid investments for their holders, including FFA’s customers. It is unclear when liquidity will return to this market.
Beginning in the second quarter of 2008, the Corporation agreed to purchase illiquid student-loan backed ARCs from customers of FFA, upon notification that they had liquidity needs or otherwise desired to liquidate their holdings. The guarantee was recorded as a liability in accordance with FIN 45, and carried at estimated fair value with a corresponding pre-tax charge to earnings both upon the initial establishment of the guarantee and upon changes in its estimated fair value. The estimated fair value of the guarantee was determined based on the difference between the fair value of the underlying ARCs, assuming that all

ARCs held in customer accounts would be purchased, and their estimated purchase price. The Corporation determined the fair value of the ARCs held by customers based on independent third-party valuations. See Note I, “Fair Value Measurements” for additional details related to the Corporation’s determination of fair value.
FFA had generally purchased ARCs from customers at par value with an interest adjustment which was designed to position customers as if they had owned 90-day U.S. Treasury bills instead of ARCs. As FFA’s approach to purchasing customers’ ARCs evolved, however, interest adjustments were not made on certain accounts due to various circumstances and restrictions. To provide similar treatment to all of FFA’s customers holding ARCs and in consideration of certain other market developments, in the first quarter of 2009 the Corporation decided that all future ARC purchases from customer accounts would be at par value, without an interest adjustment. Furthermore, the Corporation plans to reimburse customers for the amount of the interest differential on ARCs previously sold to the Corporation.
As a result, during the first quarter of 2009, the Corporation recorded a pre-tax charge of $6.2 million as a component of operating risk loss on the consolidated statements of income, of which $5.7 million related to the interest adjustment.
The following table presents the change in the ARC investment balances held by customers and the related financial guarantee liability, recorded within other liabilities on the Corporation’s consolidated balance sheet for the three months ended March 31, 2009:

	ARCs Held by	Financial
	Customers, at	Guarantee
	Par Value	Liability
	(in thousands)
Balance at December 31, 2008	$105,165	$(8,653)
Provision for financial guarantee	—	(6,158)
Purchases of ARCs	(10,740)	877
Redemptions of ARCs	(600)	—

Balance at March 31, 2009	$93,825	$(13,934)

Upon purchase from customers, the Corporation records ARCs as available for sale investment securities at their estimated fair value. Since the financial guarantee was established in the second quarter of 2008, the Corporation has purchased ARCs with a par value of $233.9 million. In April 2009, FFA notified its remaining customers holding ARCs that it would purchase the ARCs at par value if notice of their acceptance of this offer is received by May 15, 2009. After that date, FFA will no longer have any obligation to purchase ARCs still held by customers.
Management believes that the financial guarantee liability recorded as of March 31, 2009 is adequate.
Residential Lending Contingencies
Residential mortgages are originated and sold by the Corporation through Fulton Mortgage Company, which is a division of each of the Corporation’s subsidiary banks, and The Columbia Bank, which maintains its own mortgage lending operations. The loans originated and sold through these channels are predominately “prime” loans that conform to published standards of government sponsored agencies. Prior to 2008, the Corporation’s Resource Bank affiliate operated a significant national wholesale mortgage lending operation which originated and sold significant volumes of non-prime loans from the time the Corporation acquired Resource Bank in 2004 through 2007.
Beginning in 2007, Resource Mortgage experienced an increase in requests from secondary market purchasers to repurchase non-prime loans sold to those investors. The Corporation reduced its residential mortgage lending risk by exiting from the national wholesale mortgage business during 2007 and, in the first quarter of 2008, the Corporation merged Resource Bank into its Fulton Bank affiliate.
The following table presents a summary of the approximate principal balances and related reserves/write-downs recognized on the Corporation’s consolidated balance sheet, by general category:

	March 31, 2009		December 31, 2008
		Reserves/		Reserves/
	Principal	Write-downs	Principal	Write-downs
		(in thousands)
Outstanding repurchase requests (1) (2)	$5,970	$(3,950)	$6,290	$(2,900)
No repurchase request received — sold loans with identified potential misrepresentations of borrower information (1) (2)	4,140	(1,660)	7,990	(3,280)
Repurchased loans (3)	9,000	(1,720)	10,000	(1,690)
Foreclosed real estate (OREO) (4)	17,890	—	15,920	—

Total reserves/write-downs		$(7,330)		$(7,870)

(1)	Principal balances had not been repurchased and, therefore, are not included on the consolidated balance sheets as of March 31, 2009 and December 31, 2008.

(2)	Reserve balance included as a component of other liabilities on the consolidated balance sheets as of March 31, 2009 and December 31, 2008.

(3)	Principal balances, net of write-downs, are included as a component of loans, net of unearned income on the consolidated balance sheets as of March 31, 2009 and December 31, 2008.

(4)	OREO is written down to its estimated fair value upon transfer from loans receivable.
The following presents the change in the reserve/write-down balances for the three months ended March 31, 2009 (in thousands):

Total reserves/write-downs, January 1, 2009	$7,870
Credits to expense	(200)
Charge-offs	(340)

Total reserves/write-downs, March 31, 2009	$7,330

Management believes that the reserves recorded as of March 31, 2009 are adequate for the known potential repurchases. However, continued declines in collateral values or the identification of additional loans to be repurchased could necessitate additional reserves in the future.
NOTE H — FAIR VALUE OPTION
Statement 159 became effective for the Corporation on January 1, 2008. Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value and requires certain disclosures for amounts for which the fair value option is applied.
The Corporation elected to record mortgage loans held for sale which were originated after September 30, 2008 at fair value under Statement 159. Prior to October 1, 2008, mortgage loans held for sale were reported at the lower of aggregate cost or market. The Corporation elected to adopt Statement 159 for mortgage loans held for sale to more accurately reflect the financial performance of its entire mortgage banking activities in its consolidated financial statements. Derivative financial instruments related to these activities are also recorded at fair value under Statement 133, as noted within Note F, “Derivative Financial Instruments”. The Corporation determines fair value for its mortgage loans held for sale based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. The Corporation classifies interest income earned on mortgage loans held for sale within interest income on the consolidated statements of income, which is separate from the fair value adjustments on loans held for sale, which are recorded as components of gains on sale of mortgage loans.

The following table presents a summary of the Corporation’s fair value elections under Statement 159 and their impact on the Corporation’s consolidated balance sheets:

	Cost -	Fair Value -
	Asset	Asset	Balance Sheet
	(Liability)	(Liability)	Classification
	(in thousands)
March 31, 2009:
Mortgage loans held for sale (1) (2)	$83,799	$86,348	Loans held for sale

December 31, 2008:
Mortgage loans held for sale (1)	$64,787	$66,567	Loans held for sale
Hedged certificates of deposit (3)	(7,458)	(7,517)	Interest-bearing deposits

	$57,329	$59,050

(1)	Cost basis of mortgage loans held for sale represents the unpaid principal balance.

(2)	For the three months ended March 31, 2009, the Corporation recorded income of $769,000, included within gains on sale of mortgage loans on the consolidated statements of income, representing the changes in fair values of mortgage loans held for sale from December 31, 2008 to March 31, 2009.

(3)	All hedged certificates of deposit were called in the first quarter of 2009.
NOTE I — FAIR VALUE MEASUREMENTS
On January 1, 2008, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (Statement 157) for all assets and liabilities required to be measured at fair value on a recurring basis and all financial assets and liabilities required to be measured at fair value on a nonrecurring basis.
In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). This staff position provides additional guidance for estimating fair value in accordance with Statement 157 when the volume and level of activity for an asset or liability have declined significantly and includes guidance on identifying circumstances that indicate a transaction is not orderly. This staff position is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Corporation elected to early adopt FSP FAS 157-4, effective March 31, 2009. The Corporation’s available for sale debt securities include ARCs and pooled trust preferred securities and certain single issuer trust preferred securities issued by financial institutions which, prior to the adoption of this staff position, were valued through means other than quoted market prices due the Corporation’s conclusion that the market for the securities was not active. Therefore, the adoption of this staff position did not impact the Corporation’s consolidated financial statements as of March 31, 2009.
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
Companies are required to categorize all assets and liabilities measured at fair value on both a recurring and nonrecurring basis into the above three levels.

Items Measured at Fair Value on a Recurring Basis
The Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheet as of March 31, 2009 were as follows:

	Level 1	Level 2	Level 3	Total
		(in thousands)
Mortgage loans held for sale	$—	$86,348	$—	$86,348
Available for sale investment securities	35,096	2,773,400	220,564	3,029,060
Other financial assets	9,076	9,516	—	18,592

Total assets	$44,172	$2,869,264	$220,564	$3,134,000

Other financial liabilities	$9,076	$8,701	$13,934	$31,711

The valuation techniques used to measure fair value for the items in the table above are as follows:
•	Mortgage loans held for sale — This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value under Statement 159. Fair value as of March 31, 2009 was measured as the price that secondary market investors were offering for loans with similar characteristics. See Note H, “Fair Value Option” for details related to the Corporation’s election to measure assets and liabilities at fair value under Statement 159.

•	Available for sale investment securities — Included within this asset category are both equity and debt securities. Equity securities consisting of stocks of financial institutions and mutual funds are listed as Level 1 assets, measured at fair value based on quoted prices for identical securities in active markets. Debt securities, excluding ARCs, pooled trust preferred securities and certain single-issuer trust preferred securities, are classified as Level 2 assets and consist of: U.S. government and U.S. government sponsored agency securities, state and municipal securities, corporate debt securities, collateralized mortgage obligations and mortgage-backed securities. Fair values are determined by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. See Note C, “Investment Securities” for additional details related to the Corporation’s available for sale investment securities.

ARCs, as discussed in Note G, “Commitments and Contingencies”, are classified as Level 3 assets and measured at fair value based on an independent third-party valuation. Due to their illiquidity, ARCs were valued through the use of an expected cash flows model. The assumptions used in preparing the expected cash flows model include estimates for coupon rates, time to maturity and market rates of return.

Pooled trust preferred securities and certain single issuer trust preferred securities are also classified as Level 3 assets. The fair values of pooled trust preferred securities were determined through the use of discounted cash flow models which applied credit and liquidity adjusted discount rates to expected cash flows for the securities. The fair values of $6.3 million of single-issuer trust preferred securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models and were not indicative prices or binding offers. The Corporation classified $48.7 million of other single-issuer trust preferred securities as Level 2 assets above.

Restricted equity securities totaling $85.1 million, issued by the Federal Home Loan Bank and Federal Reserve Bank, have been excluded from the above table.

•	Other financial assets — Included within this asset category are Level 1 assets, consisting of mutual funds that are held in trust for employee deferred compensation plans and measured at fair value based on quoted prices for identical securities in active markets, and Level 2 assets representing the fair value of mortgage banking derivatives in the form of interest rate locks with customers and forward commitments with secondary market investors. The fair value of the Corporation’s interest rate locks and forward commitments are determined as the amount that would be required to settle each derivative financial instrument at the end of the period. See Note F, “Derivative Financial Instruments”, for additional information.

•	Other financial liabilities — Included within this category are the following liabilities: Level 1 employee deferred compensation liabilities which are the amounts due to employees under the deferred compensation plans, described under the heading “Other financial assets” above; Level 2 mortgage banking derivatives, described under the heading “Other financial assets” above; and Level 3 financial guarantees associated with the Corporation’s commitment to purchase ARCs held within customer accounts.

The fair value of the financial guarantee liability associated with ARCs held by the Corporation’s customers was determined using the same methods as the ARCs held by the Corporation and described under the heading “Available for sale investment securities” above. See Note G, “Commitments and Contingencies” for additional information.
The following table presents reconciliations of the Corporation’s assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended March 31, 2009:

	Available for Sale Investment Securities			Other Financial
	Pooled Trust	Single-issuer		Liabilities -
	Preferred	Trust Preferred	ARC	ARC Financial
	Securities	Securities	Investments	Guarantee
		(in thousands)
Balance, December 31, 2008	$15,381	$7,544	$195,900	$(8,653)
Purchases (1)	—	—	9,642	877
Realized adjustment to fair value (2)	(1,978)	—	—	(6,158)
Unrealized adjustment to fair value (3)	(2,711)	(1,252)	(2,665)	—
Redemptions	—	—	(89)	—
Discount accretion (4)	—	2	790	—

Balance, March 31, 2009	$10,692	$6,294	$203,578	$(13,934)

(1)	For ARC investments, amount represents ARCs acquired from customers, less an adjustment to fair value upon purchase. For the ARC financial guarantee, amount represents the reversal of the guarantee liability due to the purchase of ARCs from customers.

(2)	For pooled trust preferred securities, realized adjustments to fair value represent credit related other-than-temporary impairment charges that were recorded within investment securities gains on the consolidated statements of income. For the ARC financial guarantee, the realized adjustment to fair value has been included as a component of operating risk loss on the Corporation’s consolidated statements of income.

(3)	Pooled trust preferred securities, single-issuer trust preferred securities, and ARC investments are classified as available for sale investment securities; as such, the unrealized adjustment to fair value was recorded as an unrealized holding loss and included as a component of available for sale investment securities on the Corporation’s consolidated balance sheet.

(4)	Included as a component of net interest income on the Corporation’s consolidated statements of income.
Items Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment.

The Corporation’s assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheet as of March 31, 2009 were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Loans held for sale	$—	$15,685	$—	$15,685
Net loans	—	—	387,926	387,926
Other financial assets	—	6,014	11,438	17,452

Total assets	$—	$21,699	$399,364	$421,063

The valuation techniques used to measure fair value for the items in the table above are as follows:
•	Loans held for sale — This category consists of loans held for sale that were measured at the lower of aggregate cost or fair value. Fair value was measured as the price that secondary market investors were offering for loans with similar characteristics.

•	Net loans - This category includes commercial loans and commercial mortgage loans which were considered to be impaired under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” and have been classified as Level 3 assets. Impaired loans are measured at fair value based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or fair value of its collateral, if the loan is collateral dependent. An allowance for loan losses is allocated to an impaired loan if its carrying value exceeds its estimated fair value. The amount shown is the balance of impaired loans, net of the related allowance for loan losses.

•	Other financial assets — This category includes foreclosed assets that the Corporation obtained during the first quarter of 2009. Fair values for these Level 2 assets were based on estimated selling prices less estimated selling costs for similar assets in active markets.

Classified as Level 3 assets above are mortgage servicing rights (MSRs), which are initially recorded at fair value upon the sale of residential mortgage loans, which the Corporation continues to service, to secondary market investors. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans.

MSRs are evaluated quarterly for impairment, by comparing the carrying amount to estimated fair value. Fair value is determined at the end of each quarter through a discounted cash flows valuation. Significant inputs to the valuation include expected net servicing income, the discount rate and the expected life of the underlying loans.
NOTE J — New Accounting Standards
In April 2009, the FASB issued Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. This staff position amends Statement of Financial Accounting Standards No. 141(R), “Business Combinations” in relation to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This staff position is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or January 1, 2009 for the Corporation. This staff position does not impact acquisitions consummated prior to January 1, 2009.
In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This staff position requires publicly traded companies to include all disclosures required by Statement of Financial Accounting Standards No. 107, “Fair Value

Measurements” in interim reporting periods as well as in annual financial statements. This staff position is effective for interim reporting periods ending after June 15, 2009, or June 30, 2009 for the Corporation. The adoption of this staff position will result in additional disclosures about fair values of financial instruments with the Corporation’s June 30, 2009 quarterly report on Form 10-Q, but will not result in a change in the reported values of any amounts on the consolidated financial statements.
NOTE K — Reclassifications
Certain amounts in the 2008 consolidated financial statements and notes have been reclassified to conform to the 2009 presentation.

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

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	As of or for the
	Three months ended
	March 31
	2009	2008
Net income available to common shareholders (in thousands)	$8,054	$41,496
Income before income taxes (in thousands)	$14,658	$55,699
Diluted net income per share	$0.05	$0.24
Return on average assets	0.33%	1.05%
Return on average common equity	2.84%	10.53%
Return on average tangible common equity (1)	3.88%	18.45%
Net interest margin (2)	3.45%	3.58%
Non-performing assets to total assets	1.63%	0.90%
Net charge-offs to average loans (annualized)	1.00%	0.15%

(1)	Calculated as net income, adjusted for intangible asset amortization (net of tax), divided by average common shareholders’ equity, excluding goodwill and intangible assets.

(2)	Presented on a fully taxable-equivalent (FTE) basis, using a 35% Federal tax rate and statutory interest expense disallowances. See also “Net Interest Income” section of Management’s Discussion.
The Corporation’s income before income taxes in the first quarter of 2009 decreased $41.0 million, or 73.7%, compared to the first quarter of 2008. The decrease in income before income taxes in comparison to the first quarter of 2008 was primarily due to the following significant items:
Decreases in income before income taxes:
•	Increase in the provision for loan losses of $38.8 million, or 345.6%, from the first quarter of 2008.

During the first quarter of 2009, the quality of the Corporation’s loan portfolio continued to deteriorate due to weak economic conditions. The Corporation’s non-performing assets increased from $144.7 million, or 0.90% of total assets, at March 31, 2008 to $269.2 million, or 1.63% of total assets, at March 31, 2009, with significant increases in non-performing construction loans, commercial mortgage loans and commercial loans. Annualized net charge-offs for the first quarter of 2009 were $30.1 million, or 1.0% of average loans, compared to annualized net charge-offs of $4.4 million, or 0.15% of average loans for the first quarter of 2008.

As a result of the increases in non-performing assets and net charge-offs, the Corporation increased the provision for loan losses.

•	Contingent losses of $6.2 million, recorded as a component of operating risk loss on the Corporation’s consolidated statements of income, associated with the Corporation’s guarantee to purchase illiquid auction rate certificates (ARCs) from customers.

Beginning in the second quarter of 2008, the Corporation agreed to purchase illiquid student-loan backed ARCs from customers of its investment management and trust subsidiary, Fulton Financial Advisors, N.A. (FFA), upon notification from customers that they had liquidity needs or otherwise desired to liquidate their holdings. FFA had generally purchased ARCs from customers at par value with an interest adjustment which was designed to position customers as if they had owned 90-day U.S. Treasury bills instead of ARCs. As FFA’s approach to purchasing customers’ ARCs evolved, however, interest adjustments were not made on certain accounts due to various circumstances and restrictions. To provide similar treatment to all of FFA’s customers holding ARCs and in consideration of certain other market developments, in the first quarter of 2009 the Corporation decided that all future ARC purchases from customer accounts would be at par value, without an interest adjustment. Furthermore, the Corporation plans to reimburse customers for the amount of the interest differential on ARCs previously sold to the Corporation. During the first quarter of 2009, the Corporation recorded a pre-tax charge of $6.2 million, with $5.7 million representing the interest adjustment.

In April 2009, FFA notified its remaining customers holding ARCs that it would purchase the ARCs at par value if notice of their acceptance of this offer is received by May 15, 2009. After that date, FFA will no longer have any obligation to purchase ARCs still held by customers.

•	A $3.4 million, or 397.4%, increase in Federal Deposit Insurance Corporation (FDIC) insurance premiums.

The increase in FDIC insurance premiums in the first quarter of 2009 in comparison to the first quarter of 2008 was primarily due to an increase in assessment rates, as recent bank failures have reduced the FDIC’s bank insurance fund. The Corporation’s FDIC insurance premiums for the remainder of 2009, excluding additional emergency FDIC assessments that could potentially be imposed, are expected to be approximately $11 million.

In March 2009, the FDIC proposed an interim rule that would impose an emergency special assessment of 20 basis points on insured deposits in 2009. Such an assessment would result in the Corporation incurring additional FDIC insurance premiums of approximately $20 million. The terms of a potential special assessment are still being deliberated, and a final rule has not been adopted as of the filing date of this report.
Increase in income before income taxes:
•	A $6.3 million, or 271.7%, increase in gains on sale of mortgage loans.

During the first quarter of 2009, low interest rates on residential mortgages resulted in a significant increase in residential mortgage refinances. As a result, the Corporation experienced a significant increase in volumes of residential mortgage loans sold to secondary market investors, and a corresponding increase in gains on such sales. Total loans sold in the first quarter of 2009 increased $395.1 million, or 241.5%, from $163.6 million in the first quarter of 2008 to $558.7 million in the first quarter of 2009. Approximately 80% of the volume in the first quarter of 2009 was from refinances, with the remaining 20% from purchases.
Quarter Ended March 31, 2009 compared to the Quarter Ended March 31, 2008
Net Interest Income
Net interest income decreased $1.8 million, or 1.4%, to $124.1 million in 2009 from $125.9 million in 2008 due to a decrease in the net interest margin, offset by an increase in interest-earning assets.
During 2008, interest rates declined significantly due to the Federal Reserve Board lowering the Federal funds rate from 4.25% at January 1, 2008 to 0-0.25% at December 31, 2008. During the first quarter of 2009, however, the interest rates earned on interest-earning assets continued to decline due to the repricing of assets to lower rates, while decreases in rates paid on interest-bearing liabilities slowed. As a result, the Corporation’s net interest margin decreased from 3.58% for the first quarter of 2008 to 3.45% for the first quarter of 2009.
The Corporation manages its risk associated with changes in interest rates through the techniques described in the “Market Risk” section of Management’s Discussion.

The following table provides a comparative average balance sheet and net interest income analysis for the first quarter of 2009 as compared to the same period in 2008. Interest income and yields are presented on a fully taxable-equivalent basis (FTE), using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Three months ended March 31
	2009			2008
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate	Balance	Interest (1)	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income (2)	$12,041,286	$163,753	5.51%	$11,295,531	$192,422	6.85%
Taxable investment securities (3)	2,212,639	26,849	4.86	2,407,189	29,561	4.91
Tax-exempt investment securities (3)	503,265	6,887	5.47	515,856	6,761	5.24
Equity securities (1) (3)	137,308	774	2.28	213,004	2,380	4.48

Total investment securities	2,853,212	34,510	4.84	3,136,049	38,702	4.94
Loans held for sale	104,467	1,261	4.83	98,676	1,577	6.39
Other interest-earning assets	16,934	50	1.19	26,784	218	3.25

Total interest-earning assets	15,015,899	199,574	5.38%	14,557,040	232,919	6.43%
Noninterest-earning assets:
Cash and due from banks	317,928			310,719
Premises and equipment	202,875			196,037
Other assets	924,755			927,260
Less: Allowance for loan losses	(187,183)			(109,914)

Total Assets	$16,274,274			$15,881,142

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$1,754,003	$1,776	0.41%	$1,685,620	$4,405	1.05%
Savings deposits	2,058,021	4,353	0.86	2,137,704	9,163	1.72
Time deposits	5,432,676	43,767	3.27	4,520,004	49,918	4.44

Total interest-bearing deposits	9,244,700	49,896	2.19	8,343,328	63,486	3.06
Short-term borrowings	1,517,064	1,436	0.38	2,347,463	18,828	3.19
FHLB advances and long-term debt	1,787,493	20,119	4.55	1,798,508	21,007	4.69

Total interest-bearing liabilities	12,549,257	71,451	2.31%	12,489,299	103,321	3.32%
Noninterest-bearing liabilities:
Demand deposits	1,657,658			1,616,283
Other	201,449			190,496

Total Liabilities	14,408,364			14,296,078
Shareholders’ equity	1,865,910			1,585,064

Total Liabilities and Shareholders’ Equity	$16,274,274			$15,881,142

Net interest income/net interest margin (FTE)		128,123	3.45%		129,598	3.58%

Tax equivalent adjustment		(4,007)			(3,699)

Net interest income		$124,116			$125,899

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	2009 vs. 2008
	Increase (decrease) due
	to change in
	Volume	Rate	Net
		(in thousands)
Interest income on:
Loans, net of unearned income	$11,650	$(40,319)	$(28,669)
Taxable investment securities	(1,337)	(1,375)	(2,712)
Tax-exempt investment securities	(164)	290	126
Equity securities	(673)	(933)	(1,606)
Loans held for sale	86	(402)	(316)
Other interest-earning assets	(62)	(106)	(168)

Total interest income	$9,500	$(42,845)	$(33,345)

Interest expense on:
Demand deposits	$168	$(2,797)	$(2,629)
Savings deposits	(332)	(4,478)	(4,810)
Time deposits	8,672	(14,823)	(6,151)
Short-term borrowings	(4,988)	(12,404)	(17,392)
FHLB advances and long-term debt	(157)	(731)	(888)

Total interest expense	$3,363	$(35,233)	$(31,870)

Interest income decreased $33.3 million, or 14.3%, due to a $42.8 million decrease caused by a 105 basis point decrease in the average yield on earning assets, offset by a $9.5 million increase in interest income realized from growth in average balances of $458.9 million, or 3.2%.
The increase in average interest-earning assets was due to loan growth, which is summarized in the following table:

	Three months ended
	March 31		Increase (decrease)
	2009	2008	$	%
		(dollars in thousands)
Real estate — commercial mortgage	$4,048,269	$3,529,168	$519,101	14.7%
Commercial — industrial, financial and agricultural	3,682,678	3,472,443	210,235	6.1
Real estate — home equity	1,698,599	1,526,473	172,126	11.3
Real estate — construction	1,203,328	1,349,924	(146,596)	(10.9)
Real estate — residential mortgage	957,939	858,187	99,752	11.6
Consumer	360,919	473,247	(112,328)	(23.7)
Leasing and other	89,554	86,089	3,465	4.0

Total	$12,041,286	$11,295,531	$745,755	6.6%

Loan growth was particularly strong in the commercial mortgage and commercial loan categories, which together increased $729.3 million, or 10.4%, with increases in both categories across all of the Corporation’s geographical areas. The growth in commercial mortgages was primarily in floating and adjustable rate products while the increase in commercial loans was spread across fixed, floating and adjustable rate products. The $172.1 million increase in home equity loans was due to a significant increase in home equity lines of credit. The $99.8 million increase in residential mortgages was mainly due to an increase in adjustable rate loans.

Offsetting these increases was a $146.6 million decrease in construction loans, primarily in floating rate loan products, and a $112.3 million decrease in consumer loans. The decrease in construction loans was due to a slowdown in residential housing construction and the Corporation’s efforts to reduce its lending exposure in this sector. The decrease in consumer loans was largely due to the sale of the Corporation’s credit card portfolio in the second quarter of 2008 and partially due to a decrease in the indirect automobile loan portfolio.
The average yield on loans decreased 134 basis points, or 19.6%, from 6.85% in 2008 to 5.51% in 2009. The decrease in yield reflected a lower interest rate environment, as illustrated by a lower average prime rate during the first quarter of 2009 (3.25%) as compared to the same period in 2008 (6.27%). The decrease in average yields was not as pronounced as the decrease in the average prime rate as fixed and adjustable rate loans, unlike floating rate loans, do not immediately reprice when short-term rates decline.
Average investments decreased $282.8 million, or 9.0%. During the first quarter of 2009, proceeds from maturities and sales were not fully reinvested in the portfolio based on balance sheet management considerations, such as the Corporation’s overall funding position and the current and expected interest rate environment. In addition, in late 2007, the Corporation “pre-purchased” approximately $180 million of investments, based on expected cash flows to be generated from maturing securities over an approximate six-month period, resulting in an increase in average investments for the first quarter of 2008. Partially offsetting the impact of these items was the purchases of ARCs, which increased average investments by $214.0 million in the first quarter of 2009 compared to the same period in 2008.
The $33.3 million decrease in interest income was partially offset by a decrease in interest expense of $31.9 million, or 30.8%, to $71.5 million in the first quarter of 2009 from $103.3 million in the same period in 2008. Interest expense decreased $35.2 million as a result of a 101 basis point, or 30.4%, decrease in the average cost of interest-bearing liabilities. The decrease was slightly offset by a $3.4 million increase in interest expense caused by growth in average interest-bearing liabilities of $60.0 million, or 0.5%.
The following table summarizes the changes in average deposits, by type:

	Three months ended
	March 31		Increase (decrease)
	2009	2008	$	%
		(dollars in thousands)
Noninterest-bearing demand	$1,657,658	$1,616,283	$41,375	2.6%
Interest-bearing demand	1,754,003	1,685,620	68,383	4.1
Savings	2,058,021	2,137,704	(79,683)	(3.7)

Total, excluding time deposits	5,469,682	5,439,607	30,075	0.6
Time deposits	5,432,676	4,520,004	912,672	20.2

Total	$10,902,358	$9,959,611	$942,747	9.5%

The Corporation experienced a net increase in noninterest-bearing and interest-bearing demand and savings accounts of $30.1 million, or 0.6%. The increase in noninterest-bearing and interest-bearing demand and savings accounts was in business and governmental accounts, offset by a decrease in personal accounts. During late 2008 and throughout the first quarter of 2009, the Corporation promoted certificates of deposit in order to decrease its reliance on wholesale funding. The result was an $826.6 million, or 19.4%, increase in customer certificates of deposit. In the short-term, this certificate of deposit growth had a negative impact on net interest income and net interest margin as short-term borrowings carry a lower cost than time deposits. However, this shift in funding sources reduces interest rate risk and increases more desirable customer funding.

As average deposits increased, the Corporation’s short and long-term borrowings decreased. The following table summarizes the changes in average borrowings, by type:

	Three months ended
	March 31		Increase (decrease)
	2009	2008	$	%
		(dollars in thousands)
Short-term borrowings:
Customer short-term promissory notes	$337,069	$471,470	$(134,401)	(28.5%)
Customer repurchase agreements	246,429	226,921	19,508	8.6

Total short-term customer funding	583,498	698,391	(114,893)	(16.5)

Federal funds purchased	792,001	1,184,370	(392,369)	(33.1)
Federal Reserve Bank borrowings	138,222	—	138,222	N/A
FHLB overnight repurchase agreements	—	449,615	(449,615)	—
Other short-term borrowings	3,343	15,087	(11,744)	(77.8)

Total other short-term borrowings	933,566	1,649,072	(715,506)	(43.4)

Total short-term borrowings	1,517,064	2,347,463	(830,399)	35.4

Long-term debt:
FHLB advances	1,404,275	1,415,840	(11,565)	(0.8)
Other long-term debt	383,218	382,668	549	0.1

Total long-term debt	1,787,493	1,798,508	(11,016)	(0.6)

Total	$3,304,557	$4,145,972	$(841,415)	(20.3%)

N/A — Not applicable
During the fourth quarter of 2008, the Corporation pledged a combination of commercial real estate loans, commercial loans and securities to the Federal Reserve Bank of Philadelphia to provide access to overnight borrowings under the Federal Reserve Bank’s discount window and term borrowings under the Federal Reserve Bank’s term auction facility. As of March 31, 2009, the Corporation had $1.5 billion of collateralized borrowing availability. The $138.2 million of outstanding borrowings for the first quarter of 2009 were made under the Federal Reserve Bank’s discount window.
Provision for Loan Losses and Allowance for Credit Losses
The following table presents ending balances of loans outstanding, net of unearned income:

	March 31	December 31	March 31
	2009	2008	2008
		(in thousands)
Real-estate — commercial mortgage	$4,068,342	$4,016,700	$3,597,307
Commercial — industrial, agricultural and financial	3,653,503	3,635,544	3,493,352
Real-estate — home equity	1,673,613	1,695,398	1,547,323
Real-estate — construction	1,205,256	1,269,330	1,328,802
Real-estate — residential mortgage	947,837	972,797	879,491
Consumer	378,851	365,692	451,037
Leasing and other	81,658	87,159	91,341

Total	$12,009,060	$12,042,620	$11,388,653

Approximately $5.3 billion, or 43.9%, of the Corporation’s loan portfolio was in commercial mortgage and construction loans at March 31, 2009. While the Corporation does not have a concentration of credit risk with any single borrower or industry, the performance of real estate markets and general economic conditions have adversely impacted the performance of these loans, most significantly construction loans to residential housing developers in the Corporation’s Maryland and Virginia markets.
The credit quality of the Corporation’s commercial loans, comprising 30.4% of the total loan portfolio, has been impacted generally by poor economic conditions as evidenced by an increasing level of non-performing loans. The performance of commercial loans to businesses related to the residential housing industry continued to deteriorate during the first quarter of 2009.
Approximately $2.6 billion, or 21.8%, of the Corporation’s loan portfolio was in residential mortgage and home equity loans at March 31, 2009. Significant decreases in residential real estate values in some of the Corporation’s geographic areas, most notably in portions of Maryland, New Jersey and Virginia, have negatively impacted this portfolio.
The following table presents the activity in the Corporation’s allowance for credit losses:

	Three months ended March 31
	2009	2008
	(dollars in thousands)
Loans, net of unearned income outstanding at end of period	$12,009,060	$11,388,653

Daily average balance of loans, net of unearned income	$12,041,286	$11,295,531

Balance at beginning of period	$180,137	$112,209
Loans charged off:
Real estate — construction	12,242	—
Commercial — industrial, agricultural and financial	10,622	2,764
Real estate — commercial mortgage	3,960	318
Real estate — residential mortgage and home equity	1,937	531
Consumer	2,076	1,381
Leasing and other	946	632

Total loans charged off	31,783	5,626

Recoveries of loans previously charged off:
Real estate — construction	112	—
Commercial — industrial, agricultural and financial	904	276
Real estate — commercial mortgage	10	77
Real estate — residential mortgage and home equity	1	3
Consumer	429	418
Leasing and other	253	492

Total recoveries	1,709	1,266

Net loans charged off	30,074	4,360
Provision for loan losses	50,000	11,220

Balance at end of period	$200,063	$119,069

Components of Allowance for Credit Losses:
Allowance for loan losses	$192,410	$115,257
Reserve for unfunded lending commitments	7,653	3,812

Allowance for credit losses	$200,063	$119,069

Selected Ratios:
Net charge-offs to average loans (annualized)	1.00%	0.15%
Allowance for credit losses to loans outstanding	1.67%	1.05%
Allowance for loan losses to loans outstanding	1.60%	1.01%

The following table summarizes the Corporation’s non-performing assets as of the indicated dates:

	March 31	March 31	December 31
	2009	2008	2008
	(dollars in thousands)
Non-accrual loans	$198,765	$96,588	$161,962
Loans 90 days past due and accruing	47,284	29,733	35,177

Total non-performing loans	246,049	126,321	197,139
Other real estate owned	23,189	18,333	21,855

Total non-performing assets	$269,238	$144,654	$218,994

Non-accrual loans to total loans	1.66%	0.85%	1.34%
Non-performing assets to total assets	1.63%	0.90%	1.35%
Allowance for credit losses to non-performing loans	81%	94%	91%
Non-performing assets to tangible common shareholders’ equity and allowance for credit losses	23.7%	13.4%	19.7%
The following table summarizes the Corporation’s non-performing loans, by type, as of the indicated dates:

	March 31	March 31	December 31
	2009	2008	2008
	(in thousands)
Real estate — construction	$93,425	$28,160	$80,083
Commercial — industrial, agricultural and financial	50,493	35,462	40,294
Real estate — commercial mortgage	59,899	30,162	41,745
Real estate — residential mortgage and home equity	31,365	24,586	26,304
Consumer	10,316	5,858	8,374
Leasing	551	2,093	339

Total non-performing loans	$246,049	$126,321	$197,139

Non-performing assets increased to $269.2 million, or 1.63% of total assets, at March 31, 2009, from $144.7 million, or 0.90% of total assets, at March 31, 2008. The increase in non-performing assets in comparison to March 31, 2008 was primarily due to a $65.3 million, or 231.8%, increase in non-performing construction loans, a $29.7 million, or 98.6%, increase in non-performing commercial mortgage loans and a $15.0 million, or 42.4%, increase in non-performing commercial loans.
The $65.3 million increase in non-performing construction loans was related to the slowdown of residential housing activity and deteriorating real estate values, particularly within the Corporation’s Maryland and Virginia markets, which accounted for $69.3 million, or 74.2%, of the $93.4 million of non-performing construction loans at March 31, 2009.
The $29.7 million increase in non-performing commercial mortgage loans was generally due to poor economic conditions and not attributable to any specific industry or geographical area. The $15.0 million increase in non-performing commercial loans was caused by both poor economic conditions and borrowers whose businesses are tied to the to the residential construction sector.
The $23.2 million balance of other real estate owned as of March 31, 2009 was primarily due to foreclosures on repurchased residential mortgage loans, which contributed $17.9 million to the balance of other real estate owned.

Net charge-offs increased $25.7 million, or 589.8%, to $30.1 million for the first quarter of 2009 compared to $4.4 million for the first quarter of 2008. Annualized net charge-offs to average loans increased 85 basis points, or 566.7%, to 100 basis points for the first quarter of 2009, compared to 15 basis points for the first quarter of 2008. Of the $30.1 million of net charge-offs recorded for the first quarter of 2009, 33% was for borrowers located in Maryland, 29% in Virginia, 19% in Pennsylvania and 15% in New Jersey. During the first quarter of 2009, there were seven individual charge-offs which exceeded $1.0 million, with an aggregate amount of $15.8 million, almost all of which were related to residential construction.
The provision for loan losses totaled $50.0 million for the first quarter of 2009, an increase of $38.8 million, or 345.6%, over the same period in 2008. This significant increase in the provision for loan losses was primarily related to the increase in non-performing loans and net charge-offs.
Management believes that the allowance for credit losses balance of $200.1 million at March 31, 2009 is sufficient to cover losses inherent in both the loan portfolio and the unfunded lending commitments on that date and is appropriate based on applicable accounting standards.
Other Income
The following table presents the components of other income:

	Three months ended
	March 31		Increase (decrease)
	2009	2008	$	%
	(dollars in thousands)
Service charges on deposit accounts	$14,894	$13,967	$927	6.6%
Gains on sale of mortgage loans	8,591	2,311	6,280	271.7
Other service charges and fees	8,354	8,591	(237)	(2.8)
Investment management and trust services	7,903	8,759	(856)	(9.8)
Credit card servicing income	1,187	—	1,187	N/A
Other	3,066	2,806	260	9.3

Total, excluding investment securities gains	43,995	36,434	7,561	20.8
Investment securities gains	2,919	1,246	1,673	134.3

Total	$46,914	$37,680	$9,234	24.5%

N/A — Not applicable
The $927,000, or 6.6%, increase in service charges on deposit accounts was due to an increase of $752,000, or 9.8%, in overdraft fees and a $207,000 increase in other service charges on deposit accounts. The increase in overdraft fees was a result of the rollout of a matrix-based overdraft program in the fall of 2007, as well as the impact of current economic conditions on our customers. The increase in other service charges was due to the decline in interest rates, which reduced the earnings credits against commercial customers’ fees.
Gains on sale of mortgage loans increased $6.3 million, or 271.7%, due to an increase in the volume of loans sold. Total loans sold in the first quarter of 2009 were $558.7 million, compared to $163.6 million in the first quarter of 2008. The $395.1 million, or 241.5%, increase in the volume of loans sold was mainly due to an increase in refinance activity as rates remained low.
The $856,000, or 9.8%, decrease in investment management and trust services income was due to a $665,000, or 10.4%, decrease in trust revenue and a $191,000, or 8.0%, decrease in brokerage revenue. The negative performance of equity markets contributed to the decreases in both trust and brokerage revenues.

The $1.2 million of credit card servicing income was related to income earned subsequent to the Corporation’s sale of its credit card portfolio in April 2008. Under a separate agreement entered into with the purchaser of the portfolio, the Corporation receives fees for each new account originated and a percentage of the revenue earned on both new accounts and accounts sold.
Investment securities gains of $2.9 million for the first quarter of 2009 included $6.0 million of net gains on the sale of securities, primarily collateralized mortgage obligations, offset by $3.0 million of other-than-temporary impairment charges. The Corporation recorded $2.0 million of other-than-temporary impairment charges for pooled trust preferred securities issued by financial institutions and $956,000 of other-than-temporary impairment charges related to financial institution stocks. See Note C, “Investment Securities” in the Notes to Consolidated Financial Statements for additional details.
The $1.2 million of investment securities gains for the first quarter of 2008 included $4.6 million in gains from the redemption of Class B shares in connection with Visa, Inc.’s (Visa) initial public offering and gains on the sale of MasterCard, Incorporated shares, offset by $3.6 million of other-than-temporary impairment charges related to financial institution stocks.
Other Expenses
The following table presents the components of other expenses:

	Three months ended
	March 31		Increase (decrease)
	2009	2008	$	%
	(dollars in thousands)
Salaries and employee benefits	$55,304	$55,195	$109	0.2%
Net occupancy expense	11,023	10,524	499	4.7
Operating risk loss	6,201	1,243	4,958	398.9
FDIC insurance premiums	4,288	862	3,426	397.4
Equipment expense	3,079	3,448	(369)	(10.7)
Data processing	3,072	3,246	(174)	(5.4)
Marketing	2,571	2,905	(334)	(11.5)
Professional fees	2,228	2,347	(119)	(5.1)
Telecommunications	2,163	1,968	195	9.9
Intangible amortization	1,463	1,857	(394)	(21.2)
Postage	1,384	1,457	(73)	(5.0)
Supplies	1,281	1,358	(77)	(5.7)
Other	12,315	10,250	2,065	20.1

Total	$106,372	$96,660	$9,712	10.0%

Salaries and employee benefits increased $109,000, or 0.2%, with salaries decreasing $1.2 million, or 2.7%, offset by an increase in employee benefits of $1.3 million, or 14.1%. The decrease in salaries was primarily due to a $1.3 million decrease in employee bonuses and a $208,000 decrease in stock-based compensation, offset by a $325,000 increase in salaries due to normal merit increases. Average full-time equivalent employees decreased from 3,660 in the first quarter of 2008 to 3,640 in the first quarter of 2009.
The $1.3 million increase in employee benefits was primarily due to a $973,000 increase in healthcare costs as claims increased and $749,000 of severance expense associated with the Corporation’s Columbia Bank subsidiary in anticipation of consolidating back office functions in the third quarter of 2009. These increases were offset by a $500,000 decrease in accruals for the cost of compensated absences.
The $5.0 million increase in operating risk loss was due to $6.2 million of charges increasing the financial guarantee liability associated with the Corporation’s commitment to purchase ARCs from customer accounts, offset by a $1.0 million decrease in losses on the actual and potential repurchase of residential mortgage and home equity loans. See Note G, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for additional details.
The $3.4 million increase in FDIC insurance premiums was due to an increase in assessment rates effective January 1, 2009. In the first quarter of 2009, gross FDIC insurance premiums were $4.4 million, reduced by $114,000 of one-time credits. In the first quarter of 2008, gross FDIC insurance premiums were $1.8 million, reduced by $890,000 of one-time credits.
The $369,000 decrease in equipment expense was due to a decrease in branch maintenance costs and a decrease in depreciation expense. The $334,000 decrease in marketing expense was due to deposit promotional campaigns and customer service initiatives which began during the first quarter of 2008. The $394,000 decrease in intangible amortization was mainly in core deposit intangibles.
The $2.1 million increase in other expenses was caused by the impact of the reversal $1.4 million of litigation reserves in the first quarter of 2008 associated with the Corporation’s share of indemnification liabilities with Visa, which were no longer necessary as a result of Visa’s initial public offering. Also contributing to the increase in other expenses was a $1.1 million increase in costs related to the maintenance and disposition of foreclosed real estate.
Income Taxes
Income tax expense for the first quarter of 2009 was $1.6 million, a $12.6 million, or 88.9%, decrease from $14.2 million in 2008. The decrease was primarily due to a decrease in income before taxes.
The Corporation’s effective tax rate was 10.7% in 2009, as compared to 25.5% in 2008. The effective rate is generally lower than the Federal statutory rate of 35% due to investments in tax-free municipal securities and Federal tax credits from investments in low and moderate-income housing partnerships. The effective rate for the first quarter of 2009 is lower than the same period in 2008 due to non-taxable income and tax credits having a larger impact on the effective rate due to the $41.0 million decrease in income before taxes.

FINANCIAL CONDITION
Total assets of the Corporation increased $308.4 million, or 1.9%, to $16.5 billion at March 31, 2009, compared to $16.2 billion at December 31, 2008.
The Corporation experienced a $33.6 million, or 0.3%, decrease in loans, net of unearned income. Construction loans decreased $64.1 million, or 5.0%, due to a significant slowdown in residential housing construction and $12.1 million of net charge-offs recorded in the first quarter of 2009. Residential mortgages decreased $25.0 million, or 2.6%, due to refinance activity generated by low interest rates. Offsetting these decreases was a $51.6 million, or 1.3%, increase in commercial mortgages and an $18.0 million, or 0.5%, increase in commercial loans, with increases in both categories primarily in floating rate products.
Investment securities increased $398.8 million, or 14.6%, funded primarily by increases in deposits. The increase was primarily in anticipation of higher mortgage prepayments resulting from the Federal government’s mortgage-backed security repurchase program and other efforts to stabilize the housing sector through lower residential mortgage rates.
Other assets increased $26.2 million, or 8.1%, primarily due to a $8.1 million increase in the fair value of gross mortgage banking derivative assets, a $9.0 million increase in low-income housing investments, and a $3.9 million increase in mortgage servicing rights, as residential mortgage loans sold with servicing retained increased.
Deposits increased $862.1 million, or 8.2%, due to an increase in time deposits of $614.8 million, or 12.1%, and an increase in demand and savings deposits of $247.3 million, or 4.5%. The increase in time deposits was due to a $622.1 million increase in customer certificates of deposit, offset by a $7.3 million decrease in brokered certificates of deposit. The increase in customer certificates of deposit was due to the continued promotion of a variable rate product in the first quarter of 2009. The increase in demand and savings accounts was in both personal and commercial accounts.
Short-term borrowings decreased $567.3 million, or 32.2%, due to a $750.5 million decrease in Federal funds purchased, offset by $200.0 million of borrowings under the Federal Reserve Bank’s discount window. The decrease in short-term borrowings largely resulted from the increase in deposits.
Capital Resources
Total shareholders’ equity increased $1.7 million, or 0.1%, during the first quarter of 2009. The increase was due to $13.1 million of net income and $3.5 million in stock issuances, offset by $8.0 million in dividends on common and preferred shares outstanding and $7.3 million of other comprehensive losses.
The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s consolidated financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of March 31, 2009, the Corporation and each of its bank subsidiaries met the minimum requirements. In addition, each of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

			Regulatory
			Minimum
	March 31	December 31	Capital
	2009	2008	Adequacy
Total Capital (to Risk Weighted Assets)	14.0%	14.3%	8.0%
Tier I Capital (to Risk Weighted Assets)	11.2%	11.5%	4.0%
Tier I Capital (to Average Assets)	9.5%	9.6%	3.0%
In connection with the Emergency Economic Stabilization Act of 2008 (EESA), the U.S. Treasury Department (UST) initiated a Capital Purchase Program (CPP) which allows for qualifying financial institutions to issue preferred stock to the UST, subject to certain terms and conditions. The EESA was initially developed to attract broad participation by strong financial institutions, to stabilize the financial system and increase lending to benefit the national economy and citizens of the U.S.
In December 2008, the Corporation voluntarily participated in the CPP by issuing $376.5 million of fixed rate cumulative perpetual preferred stock, and warrants to purchase 5.5 million of the Corporation’s common stock, to the UST. The preferred stock pays a compounding cumulative dividend at a rate of 5.0% for the first five years and 9.0% thereafter.
The $376.5 million par value of the preferred stock is included in regulatory capital. Pro-forma regulatory capital ratios, excluding this amount at March 31, 2009 would be as follows:

Total Capital (to Risk Weighted Assets)	11.2%
Tier I Capital (to Risk Weighted Assets)	8.4%
Tier I Capital (to Average Assets)	7.2%
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
The Corporation’s sources and uses of cash were discussed in general terms in the net interest income section of Management’s Discussion. The consolidated statements of cash flows provide additional information. The Corporation generated $79.2 million in cash from operating activities during the first quarter of 2009, mainly due to net income, as adjusted for non-cash expenses, most notably the provision for loan losses. Investing activities resulted in a net cash outflow of $413.0 million, due to purchases of available for sale securities exceeding the proceeds from the sales and maturities of available for sale securities. Cash flows provided by financing activities were $268.1 million, primarily due to net increases in deposits exceeding net decreases in short-term borrowings and dividend payments.
Liquidity must also be managed at the Fulton Financial Corporation Parent Company level. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from subsidiary banks to the Parent Company in the form of loans and dividends. Generally, these limitations are based on the subsidiary banks’ regulatory capital levels and their net income. The Parent Company’s cash needs have increased in recent years, requiring additional sources of funds, including the issuance of subordinated debt and trust-preferred securities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the exposure to economic loss that arises from changes in the values of certain financial instruments. The types of market risk exposures generally faced by financial institutions include interest rate risk, equity market price risk, debt security market price risk, foreign currency risk and commodity price risk. Due to the nature of its operations, only equity market price risk, debt security market price risk and interest rate risk are significant to the Corporation.
Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s equity investments consist of $32.4 million of stocks of publicly traded financial institutions, $85.1 million of FHLB and Federal Reserve Bank stock and $9.7 million of money market mutual funds and other equity investments. The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had a cost basis of approximately $40.4 million and fair value of $32.4 million at March 31, 2009. Gross unrealized gains in this portfolio were $484,000, and gross unrealized losses were $8.5 million.
Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the companies. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation’s equity securities are classified as trading. Future cash flows from these investments are not provided in the table on page 41 as such investments do not have maturity dates.
Although the carrying value of financial institution stocks accounted for less than 0.2% of the Corporation’s total assets at March 31, 2009, the Corporation has a history of realizing gains from this portfolio. However, significant declines in the values of financial institution stocks held in this portfolio have not only impacted the Corporation’s ability to realize gains on their sale, but have also resulted in significant other-than-temporary impairment charges in 2008 and 2009.
The Corporation evaluated whether any unrealized losses on individual equity investments constituted other-than-temporary impairment, which would require a write-down through a charge to earnings. Based on the results of such evaluations, the Corporation recorded write-downs of $956,000 for specific financial institution stocks that were deemed to exhibit other-than-temporary impairment in value as of March 31, 2009. In addition, the Corporation recorded an other-than-temporary impairment charge of $106,000 during the first quarter of 2009 for a mutual fund investment. Additional impairment charges may be necessary in the future depending upon the performance of the equity markets in general and the performance of the individual investments held by the Corporation. See Note C, “Investment Securities” in the Notes to Consolidated Financial Statements for additional details.
In addition to the Corporation’s investment portfolio, its investment management and trust services income could be impacted by fluctuations in the securities markets. A portion of this revenue is based on the value of the underlying investment portfolios. If the values of those investment portfolios decrease, whether due to factors influencing U.S. securities markets in general, or otherwise, the Corporation’s revenue could be negatively impacted. In addition, the Corporation’s ability to sell its brokerage services is dependent, in part, upon consumers’ level of confidence in the outlook for rising securities prices.
Debt Security Market Price Risk
Debt security market price risk is the risk that changes in the values of debt security investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s debt security investments consist primarily of mortgage-backed securities and collateralized mortgage obligations whose principal payments are guaranteed by U.S. government sponsored agencies, state and municipal securities, U.S. government sponsored and U.S. government debt securities, auction rate certificates and corporate debt securities. Only auction rate certificates and corporate debt securities have significant debt security market price risk.
Auction Rate Certificates (ARCs)
The Corporation’s debt securities include ARCs purchased from customers of FFA. Due to the current market environment, these ARCs are susceptible to significant market price risk. At March 31, 2009, ARCs held by the Corporation had a cost basis of $218.6 million and fair value of $203.6 million, or 1.2% of total assets.
ARCs are long-term securities structured to allow their sale in periodic auctions, resulting in both the treatment of ARCs as short-term instruments in normal market conditions and fair values that could be derived based on periodic auction prices. However, as previously disclosed, beginning in mid-February 2008, market auctions for these securities began to fail due to an insufficient number of buyers, resulting in an illiquid market. This illiquidity has resulted in recent market prices that represent forced liquidations or distressed sales and do not provide an accurate basis for fair value. Therefore, at March 31, 2009, the fair value of the ARCs held by the Corporation were derived using significant unobservable inputs based on an expected cash flow model which produced fair values which were materially different from those that would be expected from settlement of these investments in the illiquid market that presently exists. The expected cash flow model produced fair values which assumed a return to market liquidity sometime within the next three to five years. If liquidity does not return within a time frame that is materially consistent with the Corporation’s assumptions, the fair value of ARCs could significantly change.
Corporate Debt Securities
The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities and subordinated debt issued by financial institutions, as presented in the following table:

	March 31, 2009
	Amortized	Estimated
	cost	fair value
	(in thousands)
Single-issuer trust preferred securities (1)	$97,902	$54,994
Subordinated debt	34,812	29,756
Pooled trust preferred securities	27,040	10,692

Total corporate debt securities issued by financial institutions	$159,754	$95,442

(1)	Single-issuer trust preferred securities with estimated fair values totaling $6.3 million as of March 31, 2009 are classified as Level 3 assets under Statement 157. See Note I, “Fair Value Measurements” in the Notes to Consolidated Financial Statements for additional details.
Historically, the Corporation determined the fair value of these securities based on prices received from third party brokers and pricing agencies who determined fair values using both quoted prices for similar assets, when available, and model-based valuation techniques that derived fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates.
Due to distressed market prices that currently exist for these securities, the Corporation determined that the market for pooled trust preferred securities and certain single-issuer trust preferred securities held by the Corporation was not active. Consistent with the Financial Accounting Standards Board’s (FASB) Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active”, issued in October 2008, and FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, issued in April 2009, the Corporation determined the fair value of its investments in pooled trust preferred securities using a discounted cash flows model, which applied a credit and liquidity adjusted discount rate to expected cash flows. For certain single-issuer trust preferred securities, the Corporation determined fair values based on quotes provided by third party brokers who determined fair values based predominantly on internal valuation models and were not indicative prices or binding offers.
In April 2009, the FASB issued Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-than-Temporary Impairments” (FSP FAS 115-2). FSP FAS 115-2 amends other-than-temporary impairment guidance for debt securities and expands disclosure requirements for other-than-temporarily impaired debt and equity securities. FSP FAS 115-2 requires companies to record other-than-temporary impairment charges, through earnings, for impaired debt securities if they have the intent to sell, or will more likely than not be required to sell, before a recovery in their amortized cost basis. In addition, FSP FAS 115-2 requires companies to record other-than-temporary impairment charges through earnings for the amount of credit losses, regardless of the intent or requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security’s cash flows and its amortized cost basis. Non-credit related write-downs to fair value must be recorded as decreases to accumulated other comprehensive income as long as a company has no intent or requirement to sell an impaired security before a recovery of amortized cost basis. Finally, FSP FAS 115-2 requires companies to record all previously recorded non-credit related other-than-temporary impairment charges for debt securities as cumulative effect adjustments to retained earnings as of the beginning of the period of adoption. FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for the period ending after March 15, 2009. The Corporation elected to early adopt FSP FAS 115-2, effective January 1, 2009.
As a result of its adoption of FSP FAS 115-2, during the first quarter of 2009, the Corporation recorded $2.0 million of other-than-temporary impairment charges as a reduction to investment securities gains on the consolidated statements of income, related to investments in a pooled trust preferred securities issued by financial institutions. These other-than-temporary impairment charges were based on the credit losses determined by modeling expected cash flows. In addition, the Corporation recorded $2.8 million ($1.8 million, net of tax) of non-credit related write-downs to fair value as a component of other comprehensive loss during the first quarter of 2009.
During 2008, the Corporation recorded other-than-temporary impairment charges for pooled trust preferred securities of $15.8 million. Upon adoption of FSP FAS 115-2, the Corporation determined that $9.7 million of those other-than-temporary impairment charges were non-credit related. As such, a $6.3 million (net of $3.4 million of taxes) increase to retained earnings and a corresponding decrease to accumulated other comprehensive income was recorded as the cumulative effect impact of adopting FSP FAS 115-2 as of January 1, 2009. Because previously recognized other-than-temporary impairment charges were reversed through equity rather than earnings, $1.6 million of the $2.0 million of other-than-temporary impairment charges recorded during the first quarter of 2009 were also presented as other-than-temporary impairment charges on the Corporation’s statements of operations for the year ended December 31, 2008.
Additional impairment charges for debt securities may be necessary in the future depending upon the performance of the individual investments held by the Corporation.
See Note C, “Investment Securities”, in the Notes to Consolidated Financial Statements for further discussion related to the Corporation’s other-than-temporary impairment evaluations for debt securities and Note I, “Fair Value Measurements”, in the Notes to Consolidated Financial Statements further discussion related to debt securities’ fair values.
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

	Expected Maturity Period							Estimated
	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond	Total	Fair Value
Fixed rate loans (1)	$1,143,393	$606,278	$452,025	$339,331	$285,910	$613,488	$3,440,425	$3,447,388
Average rate	5.20%	6.56%	6.57%	6.53%	6.57%	6.42%	6.08%
Floating rate loans (1) (2)	2,436,878	1,103,301	805,562	674,536	1,798,834	1,738,654	8,557,765	8,270,136
Average rate	4.77%	5.22%	5.29%	5.26%	4.30%	6.01%	5.07%

Fixed rate investments (3)	723,880	521,095	357,647	245,972	188,075	670,634	2,707,303	2,736,271
Average rate	4.60%	4.74%	4.15%	4.88%	4.96%	5.11%	4.75%
Floating rate investments (3)	—	500	218,625	—	134	88,005	307,264	261,175
Average rate	—	5.62%	4.50%	—	1.20%	3.56%	4.23%

Other interest-earning assets	116,363	—	—	—	—	—	116,363	116,363
Average rate	4.77%	—	—	—	—	—	4.77%

Total	$4,420,514	$2,231,174	$1,833,859	$1,259,839	$2,272,953	$3,110,781	$15,129,120	$14,831,333
Average rate	4.86%	5.47%	5.29%	5.53%	4.64%	5.83%	5.22%

Fixed rate deposits (4)	$4,586,804	$589,399	$290,486	$156,283	$52,106	$37,852	$5,712,930	$5,762,065
Average rate	3.00%	3.52%	3.57%	4.36%	3.88%	1.23%	3.11%
Floating rate deposits (5)	1,550,171	174,909	174,909	160,943	153,526	1,710,424	3,924,882	3,924,883
Average rate	0.88%	0.61%	0.61%	0.55%	0.52%	0.46%	0.65%

Fixed rate borrowings (6)	398,931	403,772	87,792	30,777	818	864,190	1,786,280	1,775,279
Average rate	4.62%	4.46%	3.89%	4.46%	5.10%	4.93%	4.70%
Floating rate borrowings (7)	1,195,792	—	—	—	—	—	1,195,792	1,195,792
Average rate	0.28%	—	—	—	—	—	0.28%

Total	$7,731,698	$1,168,080	$553,187	$348,003	$206,450	$2,612,466	$12,619,884	$12,658,019
Average rate	2.24%	3.41%	2.68%	2.61%	1.38%	1.95%	2.30%

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments.

(2)	Line of credit amounts are based on historical cash flow assumptions, with an average life of approximately 5 years.

(3)	Amounts are based on contractual maturities; adjusted for expected prepayments on mortgage-backed securities, collateralized mortgage obligations and expected calls on agency and municipal securities.

(4)	Amounts are based on contractual maturities of time deposits.

(5)	Estimated based on history of deposit flows.

(6)	Amounts are based on contractual maturities of debt instruments, adjusted for possible calls. Amounts also include junior subordinated deferrable interest debentures.

(7)	Amounts include Federal Funds purchased, short-term promissory notes and securities sold under agreements to repurchase, which mature in less than 90 days, in addition to junior subordinated deferrable interest debentures.
The preceding table and discussion addressed the liquidity implications of interest rate risk and focused on expected cash flows from financial instruments. Expected maturities, however, do not necessarily estimate the net interest income impact of interest rate changes. Certain financial instruments, such as adjustable rate loans, have repricing periods that differ from expected cash flows periods. Overdraft deposit balances are not included in the preceding table.

Included within the $8.6 billion of floating rate loans above are $3.6 billion of loans, or 42% of the total, that float with the prime interest rate, $1.1 billion, or 13%, of loans which float with other interest rates, primarily LIBOR, and $3.9 billion, or 45%, of adjustable rate loans. The $3.9 billion of adjustable rate loans include loans that are fixed rate instruments for a certain period of time, and then convert to floating rates. The following table presents the percentage of adjustable rate loans, stratified by their remaining fixed term at March 31, 2009:

Percent of Total
Adjustable Rate
Fixed Rate Term	Loans
One year	19.2%
Two years	0.9
Three years	2.3
Four years	1.3
Five years	60.2
Greater than five years	16.1
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
Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into repricing periods. The sum of assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits having no contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans, mortgage-backed securities and collateralized mortgage obligations includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative six-month ratio of rate sensitive assets to rate sensitive liabilities (RSA/RSL) to a range of 0.85 to 1.15. As of March 31, 2009, the cumulative six-month ratio of RSA/RSL was 1.08.
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

The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenario is not shown):

Annual change
in net interest
Rate Shock	income	% Change
+300 bp	+ $55.5 million	+ 10.5%
+200 bp	+ $34.2 million	+ 6.5%
+100 bp	+ $14.6 million	+ 2.8%
-100 bp	- $16.5 million	- 3.1%
Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point shock movement in interest rates. As of March 31, 2009, the Corporation was within policy limits for every 100 basis point shock movement in interest rates.

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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
Information responsive to this item as of March 31, 2009 appears under the heading, “Risk Factors” within the Corporation’s Form 10-K for the year ended December 31, 2008.
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

FULTON FINANCIAL CORPORATION

Date: May 11, 2009	/s/ R. Scott Smith, Jr. R. Scott Smith, Jr.
Chairman and Chief Executive Officer

Date: May 11, 2009	/s/ Charles J. Nugent Charles J. Nugent
Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibits Required Pursuant
to Item 601 of Regulation S-K
3.1	Articles of Incorporation, as amended and restated, of Fulton Financial Corporation as amended — Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Form S-4 Registration Statement filed on October 7, 2005.

3.2	Bylaws of Fulton Financial Corporation as amended — Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K dated September 18, 2008.

3.3	Certificate of Designations of Fixed Rate Cumulative Preferred Stock, Series A of Fulton Financial Corporation — Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.