Form 10-Q
period 2009-06-30
FULTON FINANCIAL CORP
filed 2009-08-10
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009, or

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
Common Stock, $2.50 Par Value — 176,038,000 shares outstanding as of July 31, 2009.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

Item 1. Financial Statements
FULTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share data)

	June 30
	2009	December 31
	(unaudited)	2008
ASSETS
Cash and due from banks	$299,818	$331,164
Interest-bearing deposits with other banks	25,453	16,791
Federal funds sold	437	4,919
Loans held for sale	242,439	95,840
Investment securities:
Held to maturity (estimated fair value of $9,536 in 2009 and $9,765 in 2008)	9,435	9,636
Available for sale	3,325,968	2,715,205

Loans, net of unearned income	11,866,818	12,042,620
Less: Allowance for loan losses	(214,170)	(173,946)

Net Loans	11,652,648	11,868,674

Premises and equipment	205,074	202,657
Accrued interest receivable	58,077	58,566
Goodwill	534,720	534,385
Intangible assets	20,552	23,448
Other assets	501,231	323,821

Total Assets	$16,875,852	$16,185,106

LIABILITIES
Deposits:
Noninterest-bearing	$1,942,845	$1,653,440
Interest-bearing	9,773,452	8,898,476

Total Deposits	11,716,297	10,551,916

Short-term borrowings:
Federal funds purchased	781,357	1,147,673
Other short-term borrowings	535,936	615,097

Total Short-Term Borrowings	1,317,293	1,762,770

Accrued interest payable	61,471	53,678
Other liabilities	156,896	169,298
Federal Home Loan Bank advances and long-term debt	1,750,967	1,787,797

Total Liabilities	15,002,924	14,325,459

SHAREHOLDERS’ EQUITY
Preferred stock, $1,000 par value, 376,500 shares authorized and outstanding	369,610	368,944
Common stock, $2.50 par value, 600 million shares authorized, 192.6 million shares issued in 2009 and 192.4 million shares issued in 2008	481,419	480,978
Additional paid-in capital	1,258,627	1,260,947
Retained earnings	44,937	31,075
Accumulated other comprehensive loss	(24,687)	(17,907)
Treasury stock, 16.9 million shares in 2009 and 17.3 million shares in 2008, at cost	(256,978)	(264,390)

Total Shareholders’ Equity	1,872,928	1,859,647

Total Liabilities and Shareholders’ Equity	$16,875,852	$16,185,106

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per-share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
INTEREST INCOME
Loans, including fees	$162,276	$179,141	$324,590	$370,307
Investment securities:
Taxable	29,422	28,528	56,272	58,089
Tax-exempt	4,176	4,492	8,652	9,027
Dividends	555	1,519	1,172	3,682
Loans held for sale	1,628	1,611	2,889	3,188
Other interest income	40	101	89	319

Total Interest Income	198,097	215,392	393,664	444,612

INTEREST EXPENSE
Deposits	48,007	51,130	97,902	114,615
Short-term borrowings	921	12,387	2,358	31,216
Long-term debt	21,225	19,985	41,344	40,992

Total Interest Expense	70,153	83,502	141,604	186,823

Net Interest Income	127,944	131,890	252,060	257,789
Provision for loan losses	50,000	16,706	100,000	27,926

Net Interest Income After Provision for Loan Losses	77,944	115,184	152,060	229,863

OTHER INCOME
Service charges on deposit accounts	15,061	15,319	29,955	29,286
Other service charges and fees	9,595	9,131	17,949	17,722
Investment management and trust services	7,876	8,389	15,779	17,148
Gains on sales of mortgage loans	7,395	2,670	15,986	4,981
Gain on sale of credit card portfolio	—	13,910	—	13,910
Other	5,373	4,378	9,626	7,184
Total other-than-temporary impairment losses	(8,168)	(25,015)	(14,024)	(28,590)
Less: Portion of loss recognized in other comprehensive income (before taxes)	4,789	—	7,605	—

Net other-than-temporary impairment losses	(3,379)	(25,015)	(6,419)	(28,590)
Net gains on sale of investment securities	3,456	3,368	9,415	8,189

Net investment securities gains (losses)	77	(21,647)	2,996	(20,401)

Total Other Income	45,377	32,150	92,291	69,830

OTHER EXPENSES
Salaries and employee benefits	55,799	54,281	111,103	109,476
FDIC insurance expense	12,206	675	16,494	1,537
Net occupancy expense	10,240	10,238	21,263	20,762
Equipment expense	3,300	3,398	6,379	6,846
Data processing	2,907	3,116	5,979	6,362
Marketing	1,724	3,519	4,295	6,424
Intangible amortization	1,434	1,799	2,897	3,656
Operating risk loss	144	14,385	6,345	15,628
Other	20,052	18,325	39,423	35,705

Total Other Expenses	107,806	109,736	214,178	206,396

Income Before Income Taxes	15,515	37,598	30,173	93,297
Income taxes	2,404	11,920	3,977	26,123

Net Income	13,111	25,678	26,196	67,174
Preferred stock dividends and discount accretion	(5,046)	—	(10,077)	—

Net Income Available to Common Shareholders	$8,065	$25,678	$16,119	$67,174

PER COMMON SHARE:
Net income (basic)	$0.05	$0.15	$0.09	$0.39
Net income (diluted)	0.05	0.15	0.09	0.39
Cash dividends	0.03	0.15	0.06	0.30
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2009 AND 2008

						Accumulated
		Common Stock		Additional		Other
	Preferred	Shares		Paid-in	Retained	Comprehensive	Treasury
	Stock	Outstanding	Amount	Capital	Earnings	Income (Loss)	Stock	Total
	(in thousands)
Balance at December 31, 2008	$368,944	175,044	$480,978	$1,260,947	$31,075	$(17,907)	$(264,390)	$1,859,647
Cumulative effect of FSP FAS 115-2 and FAS 124-2 adoption (net of $3.4 million tax effect)					6,298	(6,298)		—
Comprehensive income (loss):
Net income					26,196			26,196
Other comprehensive loss						(482)		(482)

Total comprehensive income								25,714

Stock issued, including related tax benefits		662	441	(3,147)			7,412	4,706
Stock-based compensation awards				827				827
Preferred stock discount accretion	666				(666)			—
Preferred stock cash dividends					(7,424)			(7,424)
Common stock cash dividends — $0.06 per share					(10,542)			(10,542)

Balance at June 30, 2009	$369,610	175,706	$481,419	$1,258,627	$44,937	$(24,687)	$(256,978)	$1,872,928

Balance at December 31, 2007	$—	173,503	$479,559	$1,254,369	$141,993	$(21,773)	$(279,228)	$1,574,920
Cumulative effect of EITF 06-4 adoption					(677)			(677)
Impact of pension plan measurement date change (net of $23,000 tax effect)					43			43
Comprehensive income (loss):
Net income					67,174			67,174
Other comprehensive loss						(2,511)		(2,511)

Total comprehensive income								64,663

Stock issued, including related tax benefits		604	811	566			4,261	5,638
Stock-based compensation awards				1,065				1,065
Common stock cash dividends — $0.30 per share					(52,174)			(52,174)

Balance at June 30, 2008	$—	174,107	$480,370	$1,256,000	$156,359	$(24,284)	$(274,967)	$1,593,478

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 30
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$26,196	$67,174
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	100,000	27,926
Depreciation and amortization of premises and equipment	10,148	9,855
Net amortization of investment securities premiums	1,081	530
Gain on sale of credit card portfolio	—	(13,910)
Investment securities (gains) losses	(2,996)	20,401
Net increase in loans held for sale	(146,599)	(12,367)
Amortization of intangible assets	2,897	3,656
Stock-based compensation expense	827	1,065
Excess tax benefits from stock-based compensation expense	—	(6)
Decrease in accrued interest receivable	489	12,069
Increase in other assets	(24,941)	(7,114)
Increase (decrease) in accrued interest payable	7,793	(17,199)
Increase (decrease) in other liabilities	14,987	(4,196)

Total adjustments	(36,314)	20,710

Net cash (used in) provided by operating activities	(10,118)	87,884

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	179,083	418,886
Proceeds from maturities of securities held to maturity	3,101	5,028
Proceeds from maturities of securities available for sale	401,328	400,968
Proceeds from sale of credit card portfolio	—	100,516
Purchase of securities held to maturity	(3,056)	(4,759)
Purchase of securities available for sale	(1,349,391)	(570,411)
(Increase) decrease in short-term investments	(4,180)	10,919
Net decrease (increase) in loans	116,619	(473,589)
Net purchases of premises and equipment	(12,565)	(13,493)

Net cash used in investing activities	(669,061)	(125,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	718,931	99,637
Net increase (decrease) in time deposits	445,450	(266,888)
Additions to long-term debt	—	343,990
Repayments of long-term debt	(36,830)	(166,695)
(Decrease) increase in short-term borrowings	(445,477)	113,443
Dividends paid	(38,947)	(52,084)
Net proceeds from issuance of stock	4,706	5,632
Excess tax benefits from stock-based compensation expense	—	6

Net cash provided by financing activities	647,833	77,041

Net (Decrease) Increase in Cash and Due From Banks	(31,346)	38,990
Cash and Due From Banks at Beginning of Year	331,164	381,283

Cash and Due From Banks at End of Year	$299,818	$420,273

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$133,811	$204,022
Income taxes	9,014	42,737
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A — Basis of Presentation
The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the Corporation) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
NOTE B — Net Income Per Common Share and Comprehensive Income (Loss)
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

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008
		(in thousands)

Net income	$13,111	$25,678	$26,196	$67,174
Preferred stock dividends and discount accretion	(5,046)	—	(10,077)	—

Net income available to common shareholders	$8,065	$25,678	$16,119	$67,174

Weighted average shares outstanding (basic)	175,554	173,959	175,435	173,791
Effect of dilutive securities	170	569	202	569

Weighted average shares outstanding (diluted)	175,724	174,528	175,637	174,360

Stock options and common stock warrants excluded from the diluted net income per share computation as their effect would have been anti-dilutive	11,957	5,017	11,887	5,017

The following table presents the components of other comprehensive income (loss):

	Six months ended
	June 30
	2009	2008
	(in thousands)

Unrealized gain (loss) on securities (net of $2.1 million and $10.2 million tax effect in 2009 and 2008, respectively)	$3,929	$(18,931)
Non-credit related unrealized loss on other-than-temporarily impaired debt securities (net of $2.7 million tax effect) (1)	(4,944)	—
Unrealized gain on derivative financial instruments (net of $36,000 tax effect in 2009 and 2008) (2)	68	68
Unrecognized postretirement gains arising in 2009 due to plan amendment (net of $1.2 million tax effect)	2,125	—
Amortization of unrecognized pension and postretirement costs (net of $155,000 tax effect)	288	—
Reclassification adjustment for securities (gains) losses included in net income (net of $1.0 million tax expense in 2009 and $8.8 million tax benefit in 2008)	(1,948)	16,352

Other comprehensive income (loss)	$(482)	$(2,511)

(1)	See Note C, “Investment Securities” for additional details related to the other-than-temporary impairment of debt securities.

(2)	Amounts represent the amortization of the effective portions of losses on forward-starting interest rate swaps, designated as cash flow hedges and entered into in prior years in connection with the issuance of fixed-rate debt. The total amount recorded as a reduction to accumulated other comprehensive income upon settlement of these derivatives is being amortized to interest expense over the life of the related securities using the effective interest method. The amount of net losses in accumulated other comprehensive income that will be reclassified into earnings during the next twelve months is expected to be approximately $135,000.
NOTE C — INVESTMENT SECURITIES
     The following tables present the amortized cost and estimated fair values of investment securities:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)

Held to Maturity at June 30, 2009

U.S. Government sponsored agency securities	$6,843	$11	$—	$6,854
State and municipal securities	825	2	—	827
Mortgage-backed securities	1,767	89	(1)	1,855

	$9,435	$102	$(1)	$9,536

Available for Sale at June 30, 2009

Equity securities	$132,812	$1,394	$(6,491)	$127,715
U.S. Government securities	14,988	4	—	14,992
U.S. Government sponsored agency securities	127,639	1,437	(705)	128,371
State and municipal securities	460,380	6,947	(894)	466,433
Corporate debt securities	159,868	55	(55,630)	104,293
Collateralized mortgage obligations	881,649	17,016	(2,716)	895,949
Mortgage-backed securities	1,267,979	31,818	(1,157)	1,298,640
Auction rate securities (1)	298,809	2,526	(11,760)	289,575

	$3,344,124	$61,197	$(79,353)	$3,325,968

(1)	See Note H, “Commitments and Contingencies” for additional details related to auction rate securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)

Held to Maturity at December 31, 2008

U.S. Government sponsored agency securities	$6,782	$60	$—	$6,842
State and municipal securities	825	5	—	830
Corporate debt securities	25	—	—	25
Mortgage-backed securities	2,004	66	(2)	2,068

	$9,636	$131	$(2)	$9,765

Available for Sale at December 31, 2008

Equity securities	$138,071	$2,133	$(1,503)	$138,701
U.S. Government securities	14,545	83	—	14,628
U.S. Government sponsored agency securities	74,616	2,406	(20)	77,002
State and municipal securities	520,429	5,317	(2,210)	523,536
Corporate debt securities	154,976	1,085	(36,167)	119,894
Collateralized mortgage obligations	489,686	14,713	(206)	504,193
Mortgage-backed securities	1,118,508	24,160	(1,317)	1,141,351
Auction rate securities	208,281	—	(12,381)	195,900

	$2,719,112	$49,897	$(53,804)	$2,715,205

The amortized cost and estimated fair value of debt securities as of June 30, 2009, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
		(in thousands)

Due in one year or less	$7,165	$7,178	$109,879	$110,439
Due from one year to five years	503	503	266,885	271,330
Due from five years to ten years	—	—	106,987	102,949
Due after ten years	—	—	577,933	518,946

	7,668	7,681	1,061,684	1,003,664
Collateralized mortgage obligations	—	—	881,649	895,949
Mortgage-backed securities	1,767	1,855	1,267,979	1,298,640

	$9,435	$9,536	$3,211,312	$3,198,253

The following table presents information related to the Corporation’s gains and losses on the sales of equity and debt securities, and losses recognized for the other-than-temporary impairment of investments. Gross realized losses on equity and debt securities are net of other-than-temporary impairment charges:

	Gross	Gross	Other-than-
	Realized	Realized	temporary	Net Gains
	Gains	Losses	Impairment Losses	(Losses)
	(in thousands)
Three months ended June 30, 2009:
Equity securities	$479	$(65)	$(728)	$(314)
Debt securities	3,042	—	(2,651)	391

Total	$3,521	$(65)	$(3,379)	$77

Three months ended June 30, 2008:
Equity securities	$860	$—	$(25,015)	$(24,155)
Debt securities	2,890	(382)	—	2,508

Total	$3,750	$(382)	$(25,015)	$(21,647)

Six months ended June 30, 2009:
Equity securities	$591	$(281)	$(1,790)	$(1,480)
Debt securities	9,213	(108)	(4,629)	4,476

Total	$9,804	$(389)	$(6,419)	$2,996

Six months ended June 30, 2008:
Equity securities	$5,616	$(8)	$(28,590)	$(22,982)
Debt securities	3,086	(505)	—	2,581

Total	$8,702	$(513)	$(28,590)	$(20,401)

The following table presents a summary of other-than-temporary impairment charges recorded by the Corporation, by investment security type:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
		(in thousands)

Financial institution stocks	$728	$24,655	$1,684	$28,230
Mutual funds	—	360	106	360

Total equity securities charges	728	25,015	1,790	28,590

Debt securities — Pooled trust preferred securities	2,651	—	4,629	—

Total other-than-temporary impairment charges	$3,379	$25,015	$6,419	$28,590

The $728,000 and $1.7 million of other-than-temporary impairment charges related to financial institutions stocks during the three and six months ended June 30, 2009 were due to the increasing severity and duration of the decline in fair values of certain bank stock holdings, in conjunction with management’s assessment of the near-term prospects of each specific issuer. As of June 30, 2009, after other-than-temporary impairment charges, the financial institution stock portfolio had a cost basis of $37.8 million and a fair value of $32.7 million.
In April 2009, the Financial Accounting Standards Board (FASB) issued Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-than-Temporary Impairments” (FSP FAS 115-2). FSP FAS 115-2 amends other-than-temporary impairment guidance for debt securities and expands disclosure requirements for other-than-temporarily impaired debt and equity securities. FSP FAS 115-2 requires companies to record other-than-temporary impairment charges, through earnings, if they have the intent to sell, or will more likely than not be required to sell, an impaired debt security before a recovery of its amortized cost basis. In addition, FSP FAS 115-2 requires companies to record other-than-temporary impairment charges through earnings for the amount of credit losses, regardless of the intent or the requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security’s cash flows and its amortized cost basis. Non-credit related write-downs to fair value must be recorded as decreases to accumulated other comprehensive income as long as a company has no intent or requirement to sell an impaired security before a recovery of amortized cost basis. Finally, FSP FAS 115-2 requires companies to record all previously recorded non-credit related other-than-temporary impairment charges for debt securities as cumulative effect adjustments to retained earnings as of the beginning of the period of adoption. FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for the period ending after March 15, 2009. The Corporation elected to early adopt FSP FAS 115-2, effective January 1, 2009.
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
During the three and six months ended June 30, 2009, the $2.7 million and $4.6 million of other-than-temporary impairment losses for pooled trust preferred securities recognized in earnings were determined through the use of an expected cash flow model, consistent with the guidance in Emerging Issues Task Force 99-20-1, “Amendments to the Impairment Guidance in EITF Issue No. 99-20”. The most significant input to the expected cash flows model was the assumed default rate for each pooled trust preferred security. The Corporation evaluates the financial metrics, such as capital ratios and non-performing asset ratios, of each individual financial institution issuer that comprises the pooled trust preferred securities to estimate the expected default rates for each security. The weighted average default rate for pooled trust preferred securities held by the Corporation at June 30, 2009 was approximately 20%.
The following table presents a summary of the cumulative credit related other-than-temporary impairment charges recognized as components of earnings for securities still held by the Corporation (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Balance of cumulative credit losses on pooled trust preferred securities, beginning of period (1)	$(8,120)	$(6,142)
Additions for credit losses recorded which were not previously recognized as components of earnings	(2,651)	(4,629)

Ending balance of cumulative credit losses on pooled trust preferred securities, end of period	$(10,771)	$(10,771)

(1)	Cumulative credit losses of $6.1 million at January 1, 2009 represent the other-than-temporary impairment charges recorded during the year ended December 31, 2008 for pooled trust preferred securities, net of the Corporation’s cumulative effect adjustment upon adoption of FSP FAS 115-2.

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009:

	Less Than 12 months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)

U.S. Government sponsored agency securities	$84,858	$(696)	$494	$(9)	$85,352	$(705)
State and municipal securities	69,745	(848)	1,731	(46)	71,476	(894)
Corporate debt securities	27,992	(21,159)	71,606	(34,471)	99,598	(55,630)
Collateralized mortgage obligations	295,566	(2,473)	4,042	(243)	299,608	(2,716)
Mortgage-backed securities	117,838	(1,157)	92	(1)	117,930	(1,158)
Auction rate securities	149,262	(6,425)	76,148	(5,335)	225,410	(11,760)

Total debt securities	745,261	(32,758)	154,113	(40,105)	899,374	(72,863)
Equity securities	19,166	(6,393)	295	(98)	19,461	(6,491)

	$764,427	$(39,151)	$154,408	$(40,203)	$918,835	$(79,354)

For its investments in equity securities, most notably its investments in stocks of financial institutions, management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider those investments with unrealized holding losses as of June 30, 2009 to be other-than-temporarily impaired.
In relation to the Corporation’s investments in auction rate securities, the current unrealized holding losses on these securities are attributable to liquidity issues as a result of the failure of periodic auctions. As of June 30, 2009, approximately 65% of the auction rate securities held by the Corporation are AAA rated, with 96% of them above investment grade. In addition, approximately 89% of the student loans underlying the auction rate securities have principal payments which are guaranteed by the Federal government. Finally, all auction rate securities currently held by the Corporation are current and making scheduled interest payments. Because the Corporation does not have the intention to sell and does not believe it will be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation does not consider those investments to be other-than-temporarily impaired as of June 30, 2009. For additional information related to the Corporation’s investment in auction rate securities, see Note H, “Commitments and Contingencies”.
The following table presents the amortized cost and estimated fair values of corporate debt securities:

	June 30, 2009		December 31, 2008
	Amortized	Estimated fair	Amortized	Estimated fair
	cost	value	cost	value
	(in thousands)

Single-issuer trust preferred securities (1)	$97,918	$66,214	$97,887	$69,819
Subordinated debt	34,835	30,428	34,788	31,745
Pooled trust preferred securities	24,379	4,915	19,351	15,381

Corporate debt securities issued by financial institutions	157,132	101,557	152,026	116,945
Other corporate debt securities	2,736	2,736	2,950	2,949

Available for sale corporate debt securities	$159,868	$104,293	$154,976	$119,894

(1)	Single-issuer trust preferred securities with estimated fair values totaling $7.0 million as of June 30, 2009 are classified as Level 3 assets under Statement 157. See Note J, “Fair Value Measurements” for additional details.

As required by FSP FAS 115-2, the Corporation has evaluated all corporate debt securities issued by financial institutions to determine if any unrealized holding losses represent credit losses, which would require an other-than-temporary impairment charge through earnings. In addition, the Corporation does not have the intention to sell and does not believe it will be required to sell any impaired corporate debt securities issued by financial institutions prior to a recovery to amortized cost. Therefore, the Corporation does not consider those investments with unrealized losses at June 30, 2009 to be other-than-temporarily impaired.
NOTE D — Goodwill
Goodwill is not amortized to expense, but is tested for impairment at least annually. Write-downs of the balance, if necessary as a result of an impairment test, are charged to expense in the period in which goodwill is determined to be impaired. The Corporation performs its annual test of goodwill impairment as of October 31st of each year. An interim goodwill impairment test is required if certain criteria are met. The Corporation evaluated whether any of the criteria for performing an interim impairment test were met during the second quarter of 2009 and concluded they were not met.
NOTE E — Stock-Based Compensation
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
The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
	(in thousands)

Stock-based compensation expense	$447	$478	$827	$1,065
Tax benefit	(37)	(52)	(75)	(126)

Stock-based compensation expense, net of tax	$410	$426	$752	$939

Under the Option Plans, stock options and restricted stock are granted to key employees. Stock option exercise prices are equal to the fair value of the Corporation’s stock on the date of grant, with terms of up to ten years. Stock options and restricted stock are typically granted annually on July 1st and become fully vested after a three-year vesting period. Certain events as defined in the Option Plans result in the acceleration of the vesting of both stock options and restricted stock. As of June 30, 2009, there were 13.6 million shares reserved for future grants through 2013. On July 1, 2009, the Corporation granted approximately 485,000 stock options and 214,000 shares of restricted stock under its Option Plans.
In connection with the Corporation’s participation in the U.S. Treasury Department’s Capital Purchase Program (CPP) component of the Troubled Asset Relief Program, the 2009 restricted stock grants to certain key employees are subject to the requirements and limitations contained in Emergency Economic Stabilization Act of 2008, as amended, and related regulations. Among other things, the 2009 restricted stock grants to these key employees provide that they may not fully vest until the Corporation’s participation in CPP ends.

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
During 2009, the Corporation amended the Postretirement Plan to no longer pay benefits for early retirees from their retirement date to age 65. As a result of this amendment, the Corporation recorded a $3.3 million ($2.1 million, net of tax) reduction to unrecognized prior service costs through an increase to other comprehensive income. The total amount of unrecognized prior service cost that is expected to be accreted as a reduction to periodic benefit cost for the remainder of 2009 is $291,000.
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
The net periodic benefit cost for the Corporation’s Pension Plan and Postretirement Plan, as determined by consulting actuaries, consisted of the following components for the three and six-month periods ended June 30:

	Pension Plan
	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008
	(in thousands)

Service cost (1)	$37	$37	$74	$74
Interest cost	818	816	1,637	1,632
Expected return on plan assets	(722)	(918)	(1,444)	(1,836)
Net amortization and deferral	262	—	524	—

Net periodic benefit cost (income)	$395	$(65)	$791	$(130)

(1)	The Pension Plan service cost recorded for the three and six months ended June 30, 2009 and 2008 was related to administrative costs associated with the plan and not due to the accrual of additional participant benefits.

	Postretirement Plan
	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008
	(in thousands)

Service cost	$75	$131	$181	$258
Interest cost	151	187	317	354
Expected return on plan assets	(1)	(2)	(2)	(3)
Net accretion and deferral	(81)	—	(81)	—

Net periodic benefit cost	$144	$316	$415	$609

NOTE G — Derivative Financial Instruments
Effective January 1, 2009, the Corporation adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (Statement 161). As required by Statement 161, the Corporation has included disclosures for its derivative instruments and for its hedging activities.
In connection with its mortgage banking activities, the Corporation enters into commitments to originate fixed-rate residential mortgage loans for customers, also referred to as interest rate locks. In addition, the Corporation enters into forward commitments for the future sale or purchase of mortgage-backed securities to or from third-party investors to hedge the effect of changes in interest rates on the value of the interest rate locks and mortgage loans held for sale. Forward sales commitments may also be in the form of commitments to sell individual mortgage loans at a fixed price at a future date. Both the interest rate locks and the forward commitments are accounted for as derivatives and carried at fair value, determined as the amount that would be necessary to settle each derivative financial instrument at the end of the period. Gross derivative assets and liabilities are recorded within other assets and other liabilities on the consolidated balance sheets, with changes in fair value during the period recorded within gains on sales of mortgage loans on the consolidated statements of income.
The following table presents a summary of the Corporation’s derivative financial instruments, none of which have been designated as hedging instruments:

	June 30, 2009		December 31, 2008
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
	(in thousands)

Interest Rate Locks with Customers:
Positive fair values	$112,938	$802	$103,824	$506
Negative fair values	141,978	(1,088)	37,321	(81)

Net Interest Rate Locks with Customers		(286)		425
Forward Commitments:
Positive fair values	1,046,613	2,595	219,142	954
Negative fair values	618,500	(1,577)	271,307	(2,399)

Net Forward Commitments		1,018		(1,445)

Interest rate swaps (1)	—	—	10,000	18

		$732		$(1,002)

(1)	Interest rate swaps recorded as a component of other liabilities on the consolidated balance sheets. All swaps existing at December 31, 2008 were called in the first quarter of 2009.
The following table presents a summary of the fair value gains and losses recorded by the Corporation during the three and six months ended June 30, 2009:

	Fair Value Gains/(Losses)		Statement of Income Classification
	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
	(in thousands)
Interest rate locks with customers	$(4,674)	$(711)	Gains on sale of mortgage loans
Forward commitments	4,591	2,463	Gains on sale of mortgage loans
Interest rate swaps	—	(18)	Other expense

	$(83)	$1,734

NOTE H — Commitments and Contingencies
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
The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	June 30,	December 31,
	2009	2008
	(in thousands)

Commitments to extend credit	$4,352,444	$3,360,499
Standby letters of credit	728,210	789,804
Commercial letters of credit	30,580	37,620
As of June 30, 2009 and December 31, 2008, the reserve for unfunded lending commitments, included in other liabilities on the consolidated balance sheets, was $6.8 million and $6.2 million, respectively.
Auction Rate Securities
The Corporation’s investment management and trust subsidiary, Fulton Financial Advisors, N.A. (FFA), held auction rate securities, also known as auction rate certificates (ARCs), for some of its customers’ accounts. Beginning in the second quarter of 2008, the Corporation agreed to purchase illiquid student-loan backed ARCs from customers of FFA, upon notification that they had liquidity needs or otherwise desired to liquidate their holdings, resulting in a pre-tax charge of $13.2 million, recorded as a component of operating risk loss on the consolidated statements of income during the three months ended June 30, 2008. The guarantee was recorded as a liability in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” and carried at estimated fair value with a corresponding pre-tax charge to earnings both upon the initial establishment of the guarantee and upon changes in its estimated fair value. The estimated fair value of the guarantee was determined based on the difference between the fair value of the underlying ARCs, assuming that all ARCs held in customer accounts would be purchased, and their estimated purchase price.
FFA had generally purchased ARCs from customers at par value with an interest adjustment which was designed to position customers as if they had owned 90-day U.S. Treasury bills instead of ARCs. As FFA’s approach to purchasing customers’ ARCs evolved, however, interest adjustments were not made on certain accounts due to various circumstances and restrictions. To provide similar treatment to all of FFA’s customers holding ARCs and in consideration of certain other market developments, in the first quarter of 2009 the Corporation decided that all future ARC purchases from customer accounts would be at par value, without an interest adjustment. Furthermore, the Corporation reimbursed customers for the amount of the interest differential on ARCs previously sold to the Corporation. As a result, during the first quarter of 2009, the Corporation recorded a pre-tax charge of $5.7 million related to the interest adjustment.
In April 2009, FFA notified its remaining customers holding ARCs that it would purchase the ARCs at par value if notice of their acceptance of this offer were received by May 15, 2009. As a result, as of June

30, 2009, there are no longer any ARCs still held by FFA’s customers which the Corporation will be required to purchase.
The following table presents the change in the ARC investment balances held by customers and the related financial guarantee liability for the three and six months ended June 30, 2009:

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	ARCs Held by	Financial	ARCs Held by	Financial
	Customers, at	Guarantee	Customers, at	Guarantee
	Par Value	Liability	Par Value	Liability
		(in thousands)

Balance, beginning of period	$93,825	$(13,934)	$105,165	$(8,653)
Provision for financial guarantee	—	(79)	—	(6,237)
Purchases of ARCs	(93,675)	14,013	(104,415)	14,890
Redemptions of ARCs	(150)	—	(750)	—

Balance, end of period	$—	$—	$—	$—

Upon purchase from customers, the Corporation records ARCs as available for sale investment securities at their estimated fair value.
Residential Lending Contingencies
Residential mortgages are originated and sold by the Corporation through Fulton Mortgage Company, which is a division of each of the Corporation’s subsidiary banks. The loans originated and sold through these channels are predominately “prime” loans that conform to published standards of government sponsored agencies. Prior to 2008, the Corporation’s Resource Bank affiliate operated a significant national wholesale mortgage lending operation which originated and sold significant volumes of non-prime loans from the time the Corporation acquired Resource Bank in 2004 through 2007.
The following table presents a summary of the approximate principal balances and related reserves/write-downs recognized on the Corporation’s consolidated balance sheet, by general category:

	June 30, 2009		December 31, 2008
		Reserves/		Reserves/
	Principal	Write-downs	Principal	Write-downs
		(in thousands)

Outstanding repurchase requests (1) (2)	$5,590	$(3,580)	$6,290	$(2,900)
No repurchase request received — sold loans with identified potential misrepresentations of borrower information (1) (2)	3,650	(1,470)	7,990	(3,280)
Repurchased loans (3)	7,450	(1,560)	10,000	(1,690)
Foreclosed real estate (OREO) (4)	18,180	—	15,920	—

Total reserves/write-downs		$(6,610)		$(7,870)

(1)	Principal balances had not been repurchased and, therefore, are not included on the consolidated balance sheets as of June 30, 2009 and December 31, 2008.

(2)	Reserve balance included as a component of other liabilities on the consolidated balance sheets as of June 30, 2009 and December 31, 2008.

(3)	Principal balances, net of write-downs, are included as a component of loans, net of unearned income on the consolidated balance sheets as of June 30, 2009 and December 31, 2008.

(4)	OREO is written down to its estimated fair value upon transfer from loans receivable.

The following presents the change in the reserve/write-down balances for the three and six months ended June 30, 2009:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2009	2009
	(in thousands)

Total reserves/write-downs, beginning of period	$7,330	$7,870
Credits to expense	(400)	(600)
Charge-offs	(320)	(660)

Total reserves/write-downs, end of period	$6,610	$6,610

During the three and six months ended June 30, 2008, the Corporation recorded charges of $700,000 and $1.5 million, respectively, related to the potential and actual repurchase of previously sold residential mortgages.
Management believes that the reserves recorded as of June 30, 2009 are adequate for the known potential repurchases. However, continued declines in collateral values or the identification of additional loans to be repurchased could necessitate additional reserves in the future.
NOTE I — FAIR VALUE OPTION
Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — an Amendment of FASB Statement No. 115” (Statement 159) became effective for the Corporation on January 1, 2008. Statement 159 permits entities to measure many financial instruments and certain other items at fair value and requires certain disclosures for amounts for which the fair value option is applied.
The Corporation elected to record mortgage loans held for sale which were originated after September 30, 2008 at fair value under Statement 159. Prior to October 1, 2008, mortgage loans held for sale were reported at the lower of aggregate cost or market. The Corporation elected to adopt Statement 159 for mortgage loans held for sale to more accurately reflect the financial performance of its entire mortgage banking activities in its consolidated financial statements. Derivative financial instruments related to these activities are also recorded at fair value under Statement 133, as noted within Note G, “Derivative Financial Instruments”. The Corporation determines fair value for its mortgage loans held for sale based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. The Corporation classifies interest income earned on mortgage loans held for sale within interest income on the consolidated statements of income, which is separate from the fair value adjustments on loans held for sale, which are recorded as components of gains on sales of mortgage loans.

The following table presents a summary of the Corporation’s fair value elections under Statement 159 and their impact on the Corporation’s consolidated balance sheets:

	Cost —	Fair Value —
	Asset	Asset	Balance Sheet
	(Liability)	(Liability)	Classification
	(in thousands)

June 30, 2009:
Mortgage loans held for sale (1) (2)	$229,870	$231,806	Loans held for sale

December 31, 2008:
Mortgage loans held for sale (1)	$64,787	$66,567	Loans held for sale
Hedged certificates of deposit (3)	(7,458)	(7,517)	Interest-bearing deposits

	$57,329	$59,050

(1)	Cost basis of mortgage loans held for sale represents the unpaid principal balance.

(2)	For the three and six months ended June 30, 2009, the Corporation recorded charges of $613,000 and income of $156,000, respectively, included within gains on sales of mortgage loans on the consolidated statements of income, representing the changes in fair values of mortgage loans held for sale.

(3)	All hedged certificates of deposit were called in the first quarter of 2009.
NOTE J — FAIR VALUE MEASUREMENTS
Statement 157 Fair Value Measurements
Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (Statement 157) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three categories (from highest to lowest priority):
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
In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). This staff position provides additional guidance for estimating fair value in accordance with Statement 157 when the volume and level of activity for an asset or liability have declined significantly and includes guidance on identifying circumstances that indicate a transaction is not orderly. This staff position is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Corporation elected to early adopt FSP FAS 157-4, effective March 31, 2009. The Corporation’s available for sale debt securities include ARCs and pooled trust preferred securities and certain single-issuer trust preferred securities issued by financial institutions which, prior to the adoption of this staff position, were valued through means other than quoted market prices due the Corporation’s conclusion that the market for the securities was not active. Therefore, the adoption of this staff position did not impact the Corporation’s consolidated financial statements.

Items Measured at Fair Value on a Recurring Basis
The Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheet as of June 30, 2009 were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Mortgage loans held for sale	$—	$231,806	$—	$231,806
Available for sale investment securities	35,165	2,903,722	301,496	3,240,383
Other financial assets	9,296	3,397	—	12,693

Total assets	$44,461	$3,138,925	$301,496	$3,484,882

Other financial liabilities	$9,296	$2,665	$—	$11,961

The valuation techniques used to measure fair value for the items in the table above are as follows:
•	Mortgage loans held for sale — This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value under Statement 159. Fair value as of June 30, 2009 was measured as the price that secondary market investors were offering for loans with similar characteristics. See Note I, “Fair Value Option” for details related to the Corporation’s election to measure assets and liabilities at fair value under Statement 159.

•	Available for sale investment securities — Included within this asset category are both equity and debt securities. Equity securities consisting of stocks of financial institutions and mutual funds are listed as Level 1 assets, measured at fair value based on quoted prices for identical securities in active markets. Debt securities, excluding ARCs, pooled trust preferred securities and certain single-issuer trust preferred securities, are classified as Level 2 assets and consist of: U.S. government and U.S. government sponsored agency securities, state and municipal securities, corporate debt securities, collateralized mortgage obligations and mortgage-backed securities. Fair values are determined by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. See Note C, “Investment Securities” for additional details related to the Corporation’s available for sale investment securities.

ARCs, as discussed in Note H, “Commitments and Contingencies”, are classified as Level 3 assets and measured at fair value based on an independent third-party valuation. Due to their illiquidity, ARCs were valued through the use of an expected cash flows model. The assumptions used in preparing the expected cash flows model include estimates of coupon rates, time to maturity and market rates of return.

Pooled trust preferred securities and certain single-issuer trust preferred securities are also classified as Level 3 assets. The fair values of pooled trust preferred securities and $7.0 million of single-issuer trust preferred securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models and were not indicative prices or binding offers. The Corporation classified $59.2 million of other single-issuer trust preferred securities as Level 2 assets above.

Equity securities totaling $85.6 million, issued by the Federal Home Loan Bank and Federal Reserve Bank, have been excluded from the above table.

•	Other financial assets — Included within this asset category are Level 1 assets, consisting of mutual funds that are held in trust for employee deferred compensation plans and measured at fair value based on quoted prices for identical securities in active markets, and Level 2 assets representing the fair value of mortgage banking derivatives in the form of interest rate locks with customers and forward commitments with secondary market investors. The fair value of the Corporation’s interest rate locks and forward commitments are determined as the amount that would be required to settle each derivative financial instrument at the end of the period. See Note G, “Derivative Financial Instruments”, for additional information.

•	Other financial liabilities — Included within this category are the following liabilities: Level 1 employee deferred compensation liabilities which are the amounts due to employees under the deferred compensation plans described under the heading “Other financial assets” above; Level 2 mortgage banking derivatives, described under the heading “Other financial assets” above; and Level 3 financial guarantees associated with the Corporation’s commitment to purchase ARCs held within customer accounts.

The fair value of the financial guarantee liability associated with ARCs held by the Corporation’s customers was determined using the same methods as the ARCs held by the Corporation and described under the heading “Available for sale investment securities” above. The Corporation purchased all remaining ARCs held in customer accounts during the three months ended June 30, 2009, therefore, there is no balance outstanding as of June 30, 2009. See Note H, “Commitments and Contingencies” for additional information.

The following tables present the changes in the Corporation’s assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three and six months ended June 30, 2009:

Three Months Ended June 30, 2009
	Available for Sale Investment Securities			Other Financial
	Pooled Trust	Single-issuer		Liabilities —
	Preferred	Trust Preferred	ARC	ARC Financial
	Securities	Securities	Investments	Guarantee
	(in thousands)

Balance, March 31, 2009	$10,692	$6,294	$203,578	$(13,934)
Purchases (1)	—	—	79,741	14,013
Realized adjustment to fair value (2)	(2,651)	—	—	(79)
Unrealized adjustment to fair value (3)	(3,129)	712	5,812	—
Redemptions	—	—	(628)	—
Discount accretion (4)	3	—	1,072	—

Balance, June 30, 2009	$4,915	$7,006	$289,575	$—

Six Months Ended June 30, 2009
	Available for Sale Investment Securities			Other Financial
	Pooled Trust	Single-issuer		Liabilities —
	Preferred	Trust Preferred	ARC	ARC Financial
	Securities	Securities	Investments	Guarantee
	(in thousands)

Balance, December 31, 2008	$15,381	$7,544	$195,900	$(8,653)
Purchases (1)	—	—	89,383	14,890
Realized adjustment to fair value (2)	(4,629)	—	—	(6,237)
Unrealized adjustment to fair value (3)	(5,840)	(540)	3,147	—
Redemptions	—	—	(717)	—
Discount accretion (4)	3	2	1,862	—

Balance, June 30, 2009	$4,915	$7,006	$289,575	$—

(1)	For ARC investments, amount represents ARCs acquired from customers, less an adjustment to fair value upon purchase. For the ARC financial guarantee, amount represents the reversal of the guarantee liability due to the purchase of ARCs from customers.

(2)	For pooled trust preferred securities, realized adjustments to fair value represent credit related other-than-temporary impairment charges that were recorded as a reduction to investment securities gains on the consolidated statements of income. For the ARC financial guarantee, the realized adjustment to fair value has been included as a component of operating risk loss on the Corporation’s consolidated statements of income.

(3)	Pooled trust preferred securities, single-issuer trust preferred securities, and ARC investments are classified as available for sale investment securities; as such, the unrealized adjustment to fair value was recorded as an unrealized holding gain (loss) and included as a component of available for sale investment securities on the Corporation’s consolidated balance sheet.

(4)	Included as a component of net interest income on the Corporation’s consolidated statements of income.
Items Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment.

The Corporation’s assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheet as of June 30, 2009 were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Loans held for sale	$—	$10,633	$—	$10,633
Net loans	—	—	448,386	448,386
Other financial assets	—	12,983	16,723	29,706

Total assets	$—	$23,616	$465,109	$488,725

The valuation techniques used to measure fair value for the items in the table above are as follows:
•	Loans held for sale — This category consists of loans held for sale that were measured at the lower of aggregate cost or fair value. Fair value was measured as the price that secondary market investors were offering for loans with similar characteristics.

•	Net loans — This category includes commercial loans and commercial mortgage loans which were considered to be impaired under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” and have been classified as Level 3 assets. Impaired loans are measured at fair value based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or fair value of its collateral, if the loan is collateral dependent. An allowance for loan losses is allocated to an impaired loan if its carrying value exceeds its estimated fair value. The amount shown is the balance of impaired loans, net of the related allowance for loan losses.

•	Other financial assets — This category includes foreclosed assets that the Corporation obtained during the first six months of 2009. Fair values for these Level 2 assets were based on estimated selling prices less estimated selling costs for similar assets in active markets.

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
Statement 107 Fair Values of Financial Instruments
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
The following table details the book values and the estimated fair values of the Corporation’s financial instruments as of June 30, 2009 and December 31, 2008. In addition, a general description of the methods and assumptions used to estimate such fair values is also provided below.
Fair values of financial instruments are significantly affected by assumptions used, principally the timing of future cash flows and discount rates. Because assumptions are inherently subjective in nature, the estimated fair values cannot be substantiated by comparison to independent market quotes and, in many cases, the estimated fair values could not necessarily be realized in an immediate sale or settlement of the instrument. Further, certain financial instruments and all non-financial instruments not measured at fair value on the Corporation’s consolidated balance sheets are excluded. For financial instruments listed below which are not measured at fair value on the Corporation’s consolidated balance sheets, the aggregate fair value amounts presented do not necessarily represent management’s estimate of the underlying value of the Corporation.

	June 30, 2009		December 31, 2008
		Estimated		Estimated
	Book Value	Fair Value	Book Value	Fair Value
	(in thousands)

FINANCIAL ASSETS

Cash and due from banks	$299,818	$299,818	$331,164	$331,164
Interest-bearing deposits with other banks	25,453	25,453	16,791	16,791
Federal funds sold	437	437	4,919	4,919
Loans held for sale (1)	242,439	242,439	95,840	95,840
Securities held to maturity	9,435	9,536	9,636	9,765
Securities available for sale (1)	3,325,968	3,325,968	2,715,205	2,715,205
Loans, net of unearned income (1)	11,866,818	11,535,840	12,042,620	11,764,715
Accrued interest receivable	58,077	58,077	58,566	58,566
Other financial assets (1)	239,861	239,861	114,219	114,219

FINANCIAL LIABILITIES

Demand and savings deposits	$6,172,730	$6,172,730	$5,453,799	$5,453,799
Time deposits (1)	5,543,567	5,585,023	5,098,117	5,137,078
Short-term borrowings	1,317,293	1,317,293	1,762,770	1,762,770
Accrued interest payable	61,471	61,471	53,678	53,678
Other financial liabilities (1)	56,182	56,182	73,203	73,203
Federal Home Loan Bank advances and long-term debt	1,750,967	1,696,988	1,787,797	1,765,815

(1)	Description of fair value determinations for these financial instruments, or certain financial instruments within these categories, measured at fair value on the Corporation’s consolidated balance sheets, are detailed under the heading, “Statement 157 Fair Value Measurements” above.
For short-term financial instruments, defined as those with remaining maturities of 90 days or less and excluding those recorded at fair value and reported above under the heading, “Statement 157 Fair Value Measurements”, the carrying amount was considered to be a reasonable estimate of fair value. The following instruments are predominantly short-term:

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
The estimated fair values of securities held to maturity as of June 30, 2009 and December 31, 2008 were based on quoted market prices, broker quotes or dealer quotes.

For short-term loans and variable rate loans that reprice within 90 days, the carrying value was considered to be a reasonable estimate of fair value. For other types of loans, fair value was estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
The fair value of long-term debt was estimated by discounting the remaining contractual cash flows using a rate at which the Corporation could issue debt with a similar remaining maturity as of the balance sheet date. The fair values of commitments to extend credit and standby letters of credit, included within other financial liabilities above, are estimated to equal their carrying amounts.
NOTE K — New Accounting Standards
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (Statement 165). Statement 165 establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Statement 165 was effective for the Corporation on June 30, 2009. The Corporation has evaluated subsequent events through August 10, 2009, the date these financial statements were issued.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (Statement 166). Statement 166 amends the accounting for transfers of financial assets. Among its amendments to FASB Statement 140, it eliminates the concept of qualifying special-purpose entities, requires additional criteria to be met in order for the transfer of portions of financial assets to qualify for sale treatment, and expands the legal isolation criteria. Statement 166 is effective for a reporting entity’s first annual reporting period that begins after November 15, 2009, or January 1, 2010 for the Corporation. The Corporation is currently evaluating the impact of adopting Statement 166.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (Statement 167). Statement 167 amends the accounting for variable interest entities. Statement 167 amends the criteria for determining the primary beneficiary of, and the entity required to consolidate, a variable interest entity. Statement 167 is effective for a reporting entity’s first annual reporting period that begins after November 15, 2009, or January 1, 2010 for the Corporation. The Corporation is currently evaluating the impact of adopting Statement 167.
NOTE L — Reclassifications
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
FORWARD-LOOKING STATEMENTS
The Corporation has made, and may continue to make, certain forward-looking statements with respect to its acquisition and growth strategies; market risk; changes or adverse developments in economic, political, or regulatory conditions; a continuation or worsening of the current disruption in credit and other markets, including the lack of or reduced access to, and the abnormal functioning of markets for mortgages and other asset-backed securities and for commercial paper and other short-term borrowings; changes in the levels of Federal Deposit Insurance Corporation deposit insurance premiums and assessments; the effect of competition and interest rates on net interest margin and net interest income; investment strategy and income growth; investment securities gains and losses; declines in the value of securities which may result in charges to earnings; changes in rates of deposit and loan growth; asset quality and the impact on assets from adverse changes in the economy and in credit or other markets and resulting effects on credit risk and asset values; balances of risk-sensitive assets to risk-sensitive liabilities; salaries and employee benefits and other expenses; amortization of intangible assets; goodwill impairment; capital and liquidity strategies and other financial and business matters for future periods. The Corporation cautions that these forward-looking statements are subject to various assumptions, risks and uncertainties. Because of the possibility of changes in these assumptions, actual results could differ materially from forward-looking statements. The Corporation undertakes no obligations to update or revise any forward-looking statements.
RESULTS OF OPERATIONS
Overview
Summary Financial Results
The Corporation generates the majority of its revenue through net interest income, or the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and/or maintaining or increasing the net interest margin, which is net interest income (fully taxable-equivalent, or FTE) as a percentage of average interest-earning assets. The Corporation also generates revenue through fees earned on the various services and products offered to its customers and through sales of assets, such as loans, investments or properties. Offsetting these revenue sources are provisions for credit losses on loans, operating expenses and income taxes.

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	As of or for the		As of or for the
	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008

Net income available to common shareholders (in thousands)	$8,065	$25,678	$16,119	$67,174
Income before income taxes (in thousands)	$15,515	$37,598	$30,173	$93,297
Diluted net income per share	$0.05	$0.15	$0.09	$0.39
Return on average assets	0.32%	0.65%	0.32%	0.85%
Return on average common equity	2.16%	6.33%	2.17%	8.40%
Return on average tangible common equity (1)	3.83%	11.03%	3.85%	14.65%
Net interest margin (2)	3.43%	3.75%	3.44%	3.67%
Non-performing assets to total assets	1.73%	1.02%	1.73%	1.02%
Net charge-offs to average loans (annualized)	0.97%	0.33%	0.99%	0.24%

(1)	Calculated as net income, adjusted for intangible asset amortization (net of tax), divided by average shareholders’ equity, excluding goodwill and intangible assets.

(2)	Presented on a fully taxable-equivalent basis, using a 35% Federal tax rate and statutory interest expense disallowances. See also “Net Interest Income” section of Management’s Discussion.
The Corporation’s income before income taxes for the second quarter of 2009 decreased $22.1 million, or 58.7%, from the same period in 2008. Income before income taxes for the first half of 2009 decreased $63.1 million, or 67.7%, in comparison to the first half of 2008. The decrease in income before income taxes for the three and six months ended June 30, 2009 in comparison to the same periods in 2008 were primarily due to the following significant items:
Decreases in income before income taxes:
•	Increases in the provision for loan losses of $33.3 million and $72.1 million for the three and six months ended June 30, 2009, respectively.

During the first half of 2009, weak economic conditions continued to negatively impact the Corporation’s loan portfolio. The Corporation’s non-performing assets increased from $164.5 million, or 1.02% of total assets, at June 30, 2008 to $292.2 million, or 1.73% of total assets, at June 30, 2009, with significant increases in non-performing construction loans ($66.0 million, or 178.3%), commercial mortgages ($18.7 million, or 47.8%), commercial loans ($18.3 million, or 45.6%) and residential mortgage and home equity loans ($15.2 million, or 69.3%).

Annualized net charge-offs for the second quarter of 2009 were $29.1 million, or 0.97% of average loans, compared to annualized net charge-offs of $9.6 million, or 0.33% of average loans, for the second quarter of 2008. Annualized net charge-offs for the first half of 2009 were $59.2 million, or 0.99% of average loans, compared to annualized net charge-offs for the first half of 2008 of $13.9 million, or 0.24% of average loans.

The increase in the provision for loan losses was due to the increases in non-performing assets and net charge-offs during the three and six months ended June 30, 2009.

•	Decrease in other income of $13.9 million due to the pre-tax gain on the sale of the Corporation’s credit card portfolio in the second quarter of 2008.

During the second quarter of 2008, the Corporation sold its approximately $87 million credit card portfolio to U.S. Bank National Association ND, d/b/a Elan Financial Services (Elan), and recorded a $13.9 million pre-tax gain on the transaction.

•	Increases in Federal Deposit Insurance Corporation (FDIC) insurance expense of $11.5 million and $15.0 million for the three and six months ended June 30, 2009, respectively.

During the second quarter of 2009, the FDIC imposed a special assessment of 5 basis points on insured deposits, resulting in a one-time pre-tax charge of $7.7 million for the Corporation. The remaining increases in FDIC insurance expense for the three and six months ended June 30, 2009 were primarily due to the significant increase in assessment rates in 2009. The FDIC may impose additional special assessments in the future.
Increase in income before income taxes:
•	Decreases in other-than-temporary impairment of investment securities charges of $21.6 million and $22.2 million for the three and six months ended June 30, 2009, respectively.

During the three and six months ended June 30, 2008, the Corporation recorded pre-tax charges of $24.7 million and $28.2 million, respectively, for the other-than-temporary impairment of stocks of financial institutions, recorded within investment securities gains (losses) on the consolidated statements of income. In comparison, the Corporation recorded pre-tax charges of $728,000 and $1.7 million, respectively, for the other-than-temporary impairment of stocks of financial institutions during the three and six months ended June 30, 2009. These charges were due to the severity and duration of the declines in fair values of the stocks written down. As of June 30, 2009 the Corporation’s portfolio of financial institutions stocks had a cost basis of $37.8 million and a fair value of $32.7 million.

Partially offsetting the decrease in other-than-temporary impairment charges for stocks of financial institutions were other-than-temporary impairment charges for debt securities issued by financial institutions of $2.7 million and $4.6 million recorded during the three and six months ended June 30, 2009, respectively. There were no other-than-temporary impairment charges for debt securities in the first half of 2008.

See Note C, “Investment Securities” in the Notes to Consolidated Financial Statements for additional details related to the other-than-temporary impairment of securities.

•	A reduction in contingent losses associated with the Corporation’s guarantee to purchase illiquid auction rate certificates (ARCs) from customers of $13.1 million and $7.0 million for the three and six months ended June 30, 2009, respectively.

Beginning in the second quarter of 2008, the Corporation agreed to purchase illiquid student-loan backed ARCs from customers of its investment management and trust subsidiary, Fulton Financial Advisors, N.A. (FFA), upon notification from customers that they had liquidity needs or otherwise desired to liquidate their holdings. This resulted in a pre-tax charge of $13.2 million, recorded as a component of operating risk loss on the consolidated statements of income, in the second quarter of 2008.

Throughout the remainder of 2008, FFA had generally purchased ARCs from customers at par value with an interest adjustment which was designed to position customers as if they had owned 90-day U.S. Treasury bills instead of ARCs. As FFA’s approach to purchasing customers’ ARCs evolved, however, interest adjustments were not made on certain accounts due to various circumstances and restrictions. To provide similar treatment to all of FFA’s customers holding ARCs and in consideration of certain other market developments, in the first quarter of 2009 the Corporation decided that all future ARC purchases from customer accounts would be at par value, without an interest adjustment. Furthermore, the Corporation reimbursed customers for the amount of the interest differential on ARCs previously sold to the Corporation. As a result of this interest adjustment, the Corporation recorded a pre-tax charge of $5.7 million in the first quarter of 2009.

In April 2009, FFA notified its remaining customers holding ARCs that it would purchase the ARCs at par value if notice of their acceptance of this offer were received by May 15, 2009. As a result, as of June 30, 2009, there are no longer any ARCs still held by FFA’s customers which the Corporation will be required to purchase. See Note H, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for additional details.

•	Increase in gains on sales of mortgage loans of $4.7 million and $11.0 million for the three and six months ended June 30, 2009, respectively.

During the first half of 2009, low interest rates on residential mortgages resulted in a significant increase in residential mortgage refinances. As a result, the Corporation experienced a significant increase in volumes of residential mortgage loans sold to secondary market investors, and a corresponding increase in gains on such sales.

Total loans sold in the second quarter of 2009 increased $486.5 million, or 297.4%, from $163.6 million in the second quarter of 2008 to $650.0 million in the second quarter of 2009. For the first half of 2009, total loans sold increased $870.8 million, or 266.2%, from $327.1 million in the first half of 2008 to $1.2 billion in the first half of 2009.

Approximately 80% of loans originated for sale in the three and six months ended June 30, 2009 were from refinances, with the remaining 20% from purchases. In comparison, for the three and six months ended June 30, 2008, refinances represented approximately 50% of loans originated for sale.
Quarter Ended June 30, 2009 compared to the Quarter Ended June 30, 2008
Net Interest Income
Net interest income decreased $3.9 million, or 3.0%, to $127.9 million in 2009 from $131.9 million in 2008 due to a decrease in net interest margin, offset by an increase in average interest-earning assets.

The following table provides a comparative average balance sheet and net interest income analysis for the second quarter of 2009 as compared to the same period in 2008. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Three months ended June 30
	2009			2008
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate	Balance	Interest (1)	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income (2)	$11,960,669	$163,744	5.49%	$11,423,409	$180,433	6.35%
Taxable investment securities (3)	2,673,136	29,422	4.40	2,304,391	28,528	4.90
Tax-exempt investment securities (3)	462,991	6,425	5.55	509,784	6,911	5.42
Equity securities (1) (3)	134,702	660	1.96	196,981	1,729	3.52

Total investment securities	3,270,829	36,507	4.47	3,011,156	37,168	4.90
Loans held for sale	139,354	1,628	4.67	108,478	1,611	5.94
Other interest-earning assets	20,897	40	0.76	16,325	101	2.50

Total interest-earning assets	15,391,749	201,919	5.26%	14,559,368	219,313	6.05%
Noninterest-earning assets:
Cash and due from banks	283,399			323,223
Premises and equipment	204,451			196,990
Other assets	938,156			984,000
Less: Allowance for loan losses	(211,166)			(115,936)

Total Assets	$16,606,589			$15,947,645

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$1,818,897	$2,002	0.44%	$1,708,050	$2,968	0.70%
Savings deposits	2,307,089	4,401	0.76	2,207,699	6,600	1.20
Time deposits	5,625,841	41,604	2.97	4,361,280	41,562	3.83

Total interest-bearing deposits	9,751,827	48,007	1.97	8,277,029	51,130	2.48
Short-term borrowings	1,186,541	921	0.31	2,314,845	12,387	2.13
FHLB advances and long-term debt	1,780,120	21,225	4.78	1,871,649	19,985	4.29

Total interest-bearing liabilities	12,718,488	70,153	2.21%	12,463,523	83,502	2.69%
Noninterest-bearing liabilities:
Demand deposits	1,812,539			1,662,266
Other	206,901			190,963

Total Liabilities	14,737,928			14,316,752
Shareholders’ equity	1,868,661			1,630,893

Total Liabilities and Shareholders’ Equity	$16,606,589			$15,947,645

Net interest income/net interest margin (FTE)		131,766	3.43%		135,811	3.75%

Tax equivalent adjustment		(3,822)			(3,921)

Net interest income		$127,944			$131,890

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	2009 vs. 2008
	Increase (decrease) due
	to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$8,339	$(25,028)	$(16,689)
Taxable investment securities	4,032	(3,138)	894
Tax-exempt investment securities	(640)	154	(486)
Equity securities	(444)	(625)	(1,069)
Loans held for sale	402	(385)	17
Other interest-earning assets	23	(84)	(61)

Total interest income	$11,712	$(29,106)	$(17,394)

Interest expense on:
Demand deposits	$184	$(1,150)	$(966)
Savings deposits	294	(2,493)	(2,199)
Time deposits	10,613	(10,571)	42
Short-term borrowings	(4,166)	(7,300)	(11,466)
FHLB advances and long-term debt	(997)	2,237	1,240

Total interest expense	$5,928	$(19,277)	$(13,349)

Interest income decreased $17.4 million, or 7.9%, due to a $29.1 million decrease related to changes in interest rates. During the second quarter of 2009, the average yield on interest-earning assets decreased 79 basis points, or 13.1%, in comparison the second quarter of 2008. This decrease in interest income due to changes in rates was partially offset by an $11.7 million increase in interest income realized from growth in average interest-earning assets of $832.4 million, or 5.7%.
The increase in average interest-earning assets was due, in part, to loan growth, which is summarized in the following table:

	Three months ended
	June 30		Increase (decrease)
	2009	2008	$	%
	(dollars in thousands)

Real estate — commercial mortgage	$4,091,498	$3,683,260	$408,238	11.1%
Commercial — industrial, financial and agricultural	3,656,294	3,502,082	154,212	4.4
Real estate — home equity	1,668,562	1,568,012	100,550	6.4
Real estate — construction	1,152,195	1,317,780	(165,585)	(12.6)
Real estate — residential mortgage	935,983	890,394	45,589	5.1
Consumer	371,610	376,698	(5,088)	(1.4)
Leasing and other	84,527	85,183	(656)	(0.8)

Total	$11,960,669	$11,423,409	$537,260	4.7%

The growth in average loans was primarily in commercial mortgage loans, commercial loans and home equity loans. The increases in commercial mortgages and commercial loans were primarily in floating and adjustable rate products, while the increase in home equity loans was primarily due to the introduction of a new blended fixed/floating rate product in late 2007, which continued to increase in popularity throughout the second half of 2008.

Geographically, the increase in commercial mortgage loans was mainly attributable to increases within the Corporation’s Pennsylvania ($220.7 million), New Jersey ($85.2 million) and Maryland ($83.1 million) markets, while the increase in commercial loans was due to increases in the Pennsylvania ($127.2 million), New Jersey ($26.3 million) and Virginia ($25.8 million) markets. The increase in home equity loans was spread evenly throughout the Corporation’s markets.
Offsetting these increases was a decrease in construction loans, largely due to a decrease in floating rate commercial construction loans. The decrease in construction loans was due to a slowdown in residential housing construction and the Corporation’s efforts to reduce its lending exposure in this sector, particularly in its Maryland and Virginia markets.
The average yield on loans decreased 86 basis points, or 13.5%, from 6.35% in 2008 to 5.49% in 2009. The decrease in yield reflected a lower interest rate environment, as illustrated by a lower average prime rate during the second quarter of 2009 (3.25%) as compared to the same period in 2008 (5.09%). The decrease in average yields was not as pronounced as the decrease in the average prime rate as fixed rate loans do not reprice when short-term rates decline.
Average investments increased $259.7 million, or 8.6%, due primarily to Corporation’s purchase of ARCs from customers, which increased average investments by $232.7 million. The average yield on investments decreased 43 basis points, or 8.8%, from 4.90% in 2008 to 4.47% in 2009, as reinvestment of cash flows was at yields that were lower than the overall portfolio yield. The $232.7 million increase in the average balances of ARCs resulted in a decrease of 10 basis points in average yield. In addition, investment yields were adversely impacted by the reduction, or in some cases the suspension of, dividends on equities, particularly stocks of financial institutions and Federal Home Loan Bank (FHLB) stock holdings.
Average loans held for sale increased $30.9 million, or 28.5%, as a result of a $533.8 million, or 181.0%, increase in the volume of loans originated for sale in the second quarter of 2009 as compared to the same period in 2008. The increase was primarily due to a decrease in interest rates, which resulted in an increase in refinances of mortgage loans.
The $17.4 million decrease in interest income was partially offset by a decrease in interest expense of $13.3 million, or 16.0%, to $70.2 million in the second quarter of 2009 from $83.5 million in the same period in 2008. Interest expense decreased $19.3 million as a result of a 48 basis point, or 17.8%, decrease in the average cost of interest-bearing liabilities. The decrease was partially offset by a $5.9 million increase in interest expense caused by growth in average interest-bearing liabilities of $255.0 million, or 2.0%.
The following table summarizes the changes in average deposits, by type:

	Three months ended
	June 30		Increase
	2009	2008	$	%
	(dollars in thousands)

Noninterest-bearing demand	$1,812,539	$1,662,266	$150,273	9.0%
Interest-bearing demand	1,818,897	1,708,050	110,847	6.5
Savings	2,307,089	2,207,699	99,390	4.5

Total, excluding time deposits	5,938,525	5,578,015	360,510	6.5
Time deposits	5,625,841	4,361,280	1,264,561	29.0

Total	$11,564,366	$9,939,295	$1,625,071	16.3%

The Corporation experienced an increase in noninterest-bearing and interest-bearing demand and savings accounts of $360.5 million, or 6.5%. The increase in noninterest-bearing demand accounts was primarily in business accounts, while the increase in interest-bearing demand and savings accounts was primarily in governmental accounts. The increase in time deposits was due to a $1.1 billion increase in customer certificates of deposit and a $99.3 million increase in brokered certificates of deposit. The increase in customer certificates of deposit was due, in large part, to the promotion of a variable rate product during late 2008 and throughout the first quarter of 2009. In the short-term, this certificate of deposit growth had a negative impact on net interest income and net interest margin as alternative funding sources, such as short-term borrowings, carry a lower cost than time deposits. However, this shift in funding sources, is consistent with the Corporation’s focus on customer relationships, and strengthened the Corporation’s overall liquidity profile.
As average deposits increased, short-term and long-term borrowings decreased. The following table summarizes the changes in average borrowings, by type:

	Three months ended
	June 30		Increase (decrease)
	2009	2008	$	%
	(dollars in thousands)

Short-term borrowings:
Customer short-term promissory notes	$297,743	$468,802	$(171,059)	(36.5%)
Customer repurchase agreements	256,306	223,092	33,214	14.9

Total short-term customer funding	554,049	691,894	(137,845)	(19.9)
Federal funds purchased	580,020	1,303,590	(723,570)	(55.5)
Federal Reserve Bank borrowings	48,352	—	48,352	N/A
FHLB overnight repurchase agreements	—	300,549	(300,549)	(100.0)
Other short-term borrowings	4,120	18,812	(14,692)	(78.1)

Total other short-term borrowings	632,492	1,622,951	(990,459)	(61.0)

Total short-term borrowings	1,186,541	2,314,845	(1,128,304)	(48.7)

Long-term debt:
FHLB advances	1,397,010	1,489,016	(92,006)	(6.2)
Other long-term debt	383,110	382,633	477	0.1

Total long-term debt	1,780,120	1,871,649	(91,529)	(4.9)

Total	$2,966,661	$4,186,494	$(1,219,833)	(29.1%)

N/A — Not applicable
The decrease in short-term borrowings was mainly due to a $723.6 million decrease in Federal funds purchased, a $300.5 million decrease in FHLB overnight repurchase agreements and a $137.8 million decrease in short-term customer funding. The decrease in other short-term borrowings was due to the increase in customer funding in the form of demand and saving accounts, which reduced funding needs. The decrease in short-term customer funding resulted from the lower yields available on these products. The decrease in long-term debt was due to maturities of FHLB advances.

Provision for Loan Losses and Allowance for Credit Losses
The following table presents the activity in the Corporation’s allowance for credit losses:

	Three months ended
	June 30
	2009	2008
	(dollars in thousands)

Loans, net of unearned income outstanding at end of period	$11,866,818	$11,577,495

Daily average balance of loans, net of unearned income	$11,960,669	$11,423,409

Balance of allowance for credit losses at beginning of period	$200,063	$119,069
Loans charged off:
Real estate — construction	11,294	—
Commercial — industrial, agricultural and financial	6,274	4,752
Real estate — commercial mortgage	5,961	386
Real estate — residential mortgage and home equity	1,830	1,719
Consumer	3,064	1,366
Leasing and other	2,099	1,973

Total loans charged off	30,522	10,196

Recoveries of loans previously charged off:
Real estate — construction	214	—
Commercial — industrial, agricultural and financial	306	—
Real estate — commercial mortgage	25	65
Real estate — residential mortgage and home equity	147	2
Consumer	511	300
Leasing and other	210	277

Total recoveries	1,413	644

Net loans charged off	29,109	9,552
Provision for loan losses	50,000	16,706

Balance of allowance for credit losses at end of period	$220,954	$126,223

Components of Allowance for Credit Losses:
Allowance for loan losses	$214,170	$122,340
Reserve for unfunded lending commitments	6,784	3,883

Allowance for credit losses	$220,954	$126,223

Selected Ratios:
Net charge-offs to average loans (annualized)	0.97%	0.33%
Allowance for credit losses to loans outstanding	1.86%	1.09%
Allowance for loan losses to loans outstanding	1.80%	1.06%

The following table summarizes the Corporation’s non-performing assets as of the indicated dates:

	June 30	June 30	December 31
	2009	2008	2008
	(dollars in thousands)

Non-accrual loans	$228,132	$108,699	$161,962
Loans 90 days past due and accruing	39,135	35,656	35,177

Total non-performing loans	267,267	144,355	197,139
Other real estate owned (OREO)	24,916	20,156	21,855

Total non-performing assets	$292,183	$164,511	$218,994

Non-accrual loans to total loans	1.92%	0.94%	1.34%
Non-performing assets to total assets	1.73%	1.02%	1.35%
Allowance for credit losses to non-performing loans	82.67%	87.44%	91.38%
Non-performing assets to tangible common shareholders’ equity and allowance for credit losses	24.99%	15.40%	19.68%
The following table summarizes the Corporation’s non-performing loans, by type, as of the indicated dates:

	June 30	June 30	December 31
	2009	2008	2008
	(in thousands)

Real estate — construction	$102,977	$37,003	$80,083
Commercial — industrial, agricultural and financial	58,433	40,127	40,294
Real estate — commercial mortgage	57,786	39,099	41,745
Real estate — residential mortgage and home equity	37,231	21,988	26,304
Consumer	9,764	5,748	8,374
Leasing	1,076	390	339

Total non-performing loans	$267,267	$144,355	$197,139

Non-performing assets increased to $292.2 million, or 1.73% of total assets, at June 30, 2009, from $164.5 million, or 1.02% of total assets, at June 30, 2008. The increase in non-performing assets in comparison to June 30, 2009 was primarily due to a $66.0 million, or 178.3%, increase in non-performing construction loans, an $18.7 million, or 47.8%, increase in non-performing commercial mortgage loans, an $18.3 million, or 45.6%, increase in non-performing commercial loans and a $15.2 million, or 69.3%, increase in non-performing residential mortgage and home equity loans.
The $66.0 million increase in non-performing construction loans was related to the slowdown of residential housing activity and deteriorating real estate values, particularly within the Corporation’s Maryland and Virginia markets, which accounted for $69.1 million, or 67.1%, of the $103.0 million of non-performing construction loans at June 30, 2009. Remaining non-performing construction loans at June 30, 2009 of $23.6 million and $10.3 million were originated within the Corporation’s New Jersey and Pennsylvania markets, respectively.
The $18.7 million increase in non-performing commercial mortgage loans was due primarily to an increase in non-performing loans in New Jersey whose businesses are related to the residential housing industry. The $18.3 million increase in non-performing commercial loans was caused by both poor economic conditions and borrowers whose businesses are tied to the to the residential construction sector. The $15.2 million increase in non-performing residential housing and home equity loans was spread across most of the Corporation’s geographical markets.
The $24.9 million balance of OREO as of June 30, 2009 was primarily due to foreclosures on repurchased residential mortgage loans, which contributed $18.2 million to the balance of OREO.

Net charge-offs increased $19.6 million, or 204.7%, to $29.1 million for the second quarter of 2009 compared to $9.6 million for the second quarter of 2008. Annualized net charge-offs to average loans increased 64 basis points, or 193.9%, to 97 basis points for the second quarter of 2009. Of the $29.1 million of net charge-offs recorded for the second quarter of 2009, 34% was for borrowers located in New Jersey, 29% in Maryland, 23% in Pennsylvania, 13% in Virginia and 1% in Delaware. During the second quarter of 2009, there were seven individual charge-offs which exceeded $1.0 million, with an aggregate amount of $13.8 million, of which $8.6 million were loans to customers whose business were negatively impacted by the downturn in residential real estate.
The provision for loan losses totaled $50.0 million for the second quarter of 2009, an increase of $33.3 million, or 199.3%, over the same period in 2008. This significant increase in the provision for loan losses was primarily related to the increase in non-performing loans and net charge-offs.
The following table presents ending balances of loans outstanding, net of unearned income:

	June 30	June 30	December 31
	2009	2008	2008
	(in thousands)

Real-estate — commercial mortgage	$4,121,208	$3,771,209	$4,016,700
Commercial — industrial, agricultural and financial	3,614,144	3,518,483	3,635,544
Real-estate — home equity	1,653,461	1,593,405	1,695,398
Real-estate — construction	1,096,047	1,321,980	1,269,330
Real-estate — residential mortgage	925,270	924,789	972,797
Consumer	371,492	362,925	365,692
Leasing and other	85,196	84,704	87,159

Loans, net of unearned income	$11,866,818	$11,577,495	$12,042,620

Approximately $5.2 billion, or 44.0%, of the Corporation’s loan portfolio was in commercial mortgage and construction loans at June 30, 2009. While the Corporation does not have a concentration of credit risk with any single borrower or industry, the performance of real estate markets and general economic conditions have adversely impacted the performance of these loans, most significantly construction loans to residential housing developers in the Corporation’s Maryland and Virginia markets.
Commercial loans comprise 30.5% of the total loan portfolio. The credit quality of these loans has been impacted by generally poor economic conditions as evidenced by an increasing level of non-performing loans since December 31, 2008. In particular, the credit quality of loans to commercial borrowers whose businesses are related to the residential housing industry continued to deteriorate during the second quarter of 2009.
Approximately $2.6 billion, or 21.7%, of the Corporation’s loan portfolio was in residential mortgage and home equity loans at June 30, 2009. Decreases in residential real estate values in some of the Corporation’s geographic areas, most notably in portions of Maryland, New Jersey and Virginia, and generally poor economic conditions have resulted in increases in non-performing loans and negatively impacted the overall credit quality of the portfolio.
Management believes that the allowance for credit losses balance of $221.0 million at June 30, 2009 is sufficient to cover losses inherent in both the loan portfolio and the unfunded lending commitments on that date and is appropriate based on applicable accounting standards.

Other Income
The following table presents the components of other income:

	Three months ended
	June 30		Increase (decrease)
	2009	2008	$	%
	(dollars in thousands)

Service charges on deposit accounts	$15,061	$15,319	$(258)	(1.7%)
Other service charges and fees	9,595	9,131	464	5.1
Investment management and trust services	7,876	8,389	(513)	(6.1)
Gains on sales of mortgage loans	7,395	2,670	4,725	177.0
Credit card income	1,364	1,086	278	25.6
Gains on sales of OREO	883	81	802	990.1
Other	3,126	3,211	(85)	(2.6)

Total, excluding gain on sale of credit card portfolio and investment securities gains (losses)	45,300	39,887	5,413	13.6
Gain on sale of credit card portfolio	—	13,910	(13,910)	(100.0)
Investment securities gains (losses)	77	(21,647)	21,724	N/M

Total	$45,377	$32,150	$13,227	41.1%

N/M —	Not meaningful
The $513,000, or 6.1%, decrease in investment management and trust services income was due to a $911,000, or 14.3%, decrease in trust revenue, as a result of decreases in the values of assets under management. This decrease was offset by a $398,000, or 19.5%, increase in brokerage revenue. The increase in brokerage revenue was due to the Corporation’s transition of its brokerage business from a transaction-based model to a relationship model during 2008.
Gains on sales of mortgage loans increased $4.7 million, or 177.0%, due to an increase in the volume of loans sold. Total loans sold in the second quarter of 2009 were $650.0 million, compared to $163.6 million in the second quarter of 2008. The $486.5 million, or 297.4%, increase in the volume of loans sold was mainly due to an increase in refinance activity, as rates remained low.
Investment securities gains of $77,000 for the second quarter of 2009 included $3.5 million of net gains on the sale of securities, primarily mortgage-backed securities, offset by $3.4 million of other-than-temporary impairment charges. The Corporation recorded $2.7 million of other-than-temporary impairment charges for pooled trust preferred securities issued by financial institutions and $728,000 of other-than-temporary impairment charges related to financial institution stocks. The $21.6 million of investment securities losses for the second quarter of 2008 was due primarily to $24.7 million of other-than-temporary impairment charges for financial institution stocks, offset by $3.4 million of net gains on the sale of investment securities. See Note C, “Investment Securities” in the Notes to Consolidated Financial Statements for additional details.

Other Expenses
The following table presents the components of other expenses:

	Three months ended
	June 30		Increase (decrease)
	2009	2008	$	%
	(dollars in thousands)

Salaries and employee benefits	$55,799	$54,281	$1,518	2.8%
FDIC insurance expense	12,206	675	11,531	1,708.3
Net occupancy expense	10,240	10,238	2	—
Equipment expense	3,300	3,398	(98)	(2.9)
Data processing	2,907	3,116	(209)	(6.7)
Telecommunications	2,181	1,991	190	9.5
Professional fees	2,088	1,795	293	16.3
OREO expense	1,867	1,023	844	82.5
Marketing	1,724	3,519	(1,795)	(51.0)
Supplies	1,500	1,527	(27)	(1.8)
Intangible amortization	1,434	1,799	(365)	(20.3)
Postage	1,204	1,454	(250)	(17.2)
Operating risk loss	144	14,385	(14,241)	(99.0)
Other	11,212	10,535	677	6.4

Total	$107,806	$109,736	$(1,930)	(1.8%)

Salaries and employee benefits increased $1.5 million, or 2.8%, with salaries increasing $646,000, or 1.4%, and employee benefits increasing $872,000, or 9.2%. The increase in salaries was primarily due to normal merit increases in the second half of 2008, offset by a $377,000 decrease in employee bonuses. Average full-time equivalent employees decreased from 3,660 in the second quarter of 2008 to 3,630 in the second quarter of 2009.
The $872,000 increase in employee benefits was primarily due to a $540,000 increase in healthcare costs as claims increased and a $461,000 increase in defined benefit pension plan expense due to the amortization of prior year losses on plan assets.
The $11.5 million increase in FDIC insurance expense was due to a $7.7 million special assessment recorded in the second quarter of 2009, in addition to an increase in assessment rates, which was effective January 1, 2009. In the second quarter of 2009, gross FDIC insurance premiums, excluding the special assessment, were $4.5 million. In the second quarter of 2008, gross FDIC insurance premiums were $1.4 million and were reduced by $791,000 of one-time credits.
The $293,000 increase in professional fees was primarily due to increased legal costs associated with non-performing loans. The $1.8 million decrease in marketing expenses was due primarily to an effort to reduce discretionary spending and due to the timing of promotional campaigns. The $365,000 decrease in intangible amortization was mainly due to a decrease in core deposit intangible asset amortization. The $844,000 increase in OREO expense was due to the increase in the balance of OREO and due to decreases in real estate values, requiring additional loss provisions.
The $14.2 million decrease in operating risk loss was due to a $13.1 million reduction in charges associated with the financial guarantee liability related to the Corporation’s commitment to purchase ARCs from customer accounts and a $1.1 million decrease in losses on the actual and potential repurchase of residential mortgage and home equity loans. See Note H, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for additional details.

Income Taxes
Income tax expense for the second quarter of 2009 was $2.4 million, a $9.5 million, or 79.8%, decrease from $11.9 million in 2008. The decrease was primarily due to a decrease in income before income taxes.
The Corporation’s effective tax rate was 15.5% in 2009, as compared to 31.7% in 2008. The effective rate is generally lower than the Federal statutory rate of 35% due to investments in tax-free municipal securities and Federal tax credits from investments in low and moderate-income housing partnerships. The effective rate for the second quarter of 2009 is lower than the same period in 2008 due to non-taxable income and tax credits having a larger impact on the effective rate due to the $22.1 million decrease in income before income taxes.
Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008
Net Interest Income
Net interest income decreased $5.7 million, or 2.2%, to $252.1 million in 2009 from $257.8 million in 2008 due to a decrease in net interest margin, offset by an increase in average interest-earning assets.

The following table provides a comparative average balance sheet and net interest income analysis for the first six months of 2009 as compared to the same period in 2008. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Six months ended June 30
	2009			2008
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate	Balance	Interest (1)	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income (2)	$12,000,755	$327,497	5.50%	$11,359,470	$372,875	6.60%
Taxable investment securities (3)	2,444,159	56,272	4.61	2,355,791	58,089	4.91
Tax-exempt investment securities (3)	483,016	13,312	5.51	512,820	13,887	5.42
Equity securities (1) (3)	135,998	1,434	2.12	204,993	4,109	4.02

Total investment securities	3,063,173	71,018	4.64	3,073,604	76,085	4.93
Loans held for sale	122,007	2,889	4.74	103,577	3,188	6.16
Other interest-earning assets	18,927	89	0.95	21,555	319	2.96

Total interest-earning assets	15,204,862	401,493	5.32%	14,558,206	452,467	6.24%
Noninterest-earning assets:
Cash and due from banks	300,568			316,971
Premises and equipment	203,667			196,512
Other assets	931,494			955,629
Less: Allowance for loan losses	(199,241)			(112,925)

Total Assets	$16,441,350			$15,914,393

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$1,786,629	$3,777	0.43%	$1,696,835	$7,372	0.87%
Savings deposits	2,183,243	8,754	0.81	2,172,702	15,763	1.46
Time deposits	5,529,794	85,371	3.11	4,440,641	91,480	4.14

Total interest-bearing deposits	9,499,666	97,902	2.08	8,310,178	114,615	2.77
Short-term borrowings	1,350,889	2,358	0.35	2,331,153	31,216	2.66
FHLB advances and long-term debt	1,783,787	41,344	4.67	1,835,079	40,992	4.49

Total interest-bearing liabilities	12,634,342	141,604	2.26%	12,476,410	186,823	3.00%
Noninterest-bearing liabilities:
Demand deposits	1,735,525			1,639,275
Other	204,190			190,730

Total Liabilities	14,574,057			14,306,415
Shareholders’ equity	1,867,293			1,607,978

Total Liabilities and Shareholders’ Equity	$16,441,350			$15,914,393

Net interest income/net interest margin (FTE)		259,889	3.44%		265,644	3.67%

Tax equivalent adjustment		(7,829)			(7,855)

Net interest income		$252,060			$257,789

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	2009 vs. 2008
	Increase (decrease) due
	to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$19,846	$(65,224)	$(45,378)
Taxable investment securities	1,955	(3,772)	(1,817)
Tax-exempt investment securities	(807)	232	(575)
Equity securities	(1,111)	(1,564)	(2,675)
Loans held for sale	506	(805)	(299)
Other interest-earning assets	(35)	(195)	(230)

Total interest income	$20,354	$(71,328)	$(50,974)

Interest expense on:
Demand deposits	$368	$(3,963)	$(3,595)
Savings deposits	75	(7,084)	(7,009)
Time deposits	19,487	(25,596)	(6,109)
Short-term borrowings	(9,419)	(19,439)	(28,858)
FHLB advances and long-term debt	(1,208)	1,560	352

Total interest expense	$9,303	$(54,522)	$(45,219)

Interest income decreased $51.0 million, or 11.3%, due to a $71.3 million decrease related to changes in interest rates. During the first half of 2009, the average yield on interest-earning assets decreased 92 basis points, or 14.7%, in comparison the first half of 2008. This decrease in interest income due to changes in rate was partially offset by a $20.4 million increase in interest income realized from growth in average interest-earning assets of $646.7 million, or 4.4%.
The increase in average interest-earning assets was due mainly to loan growth, which is summarized in the following table:

	Six months ended
	June 30		Increase (decrease)
	2009	2008	$	%
	(dollars in thousands)

Real estate — commercial mortgage	$4,070,291	$3,606,929	$463,362	12.8%
Commercial — industrial, financial and agricultural	3,656,133	3,483,573	172,560	5.0
Real estate — home equity	1,683,497	1,547,242	136,255	8.8
Real estate — construction	1,190,803	1,336,826	(146,023)	(10.9)
Real estate — residential mortgage	946,710	874,289	72,421	8.3
Consumer	366,293	424,973	(58,680)	(13.8)
Leasing and other	87,028	85,638	1,390	1.6

Total	$12,000,755	$11,359,470	$641,285	5.6%

Loan growth in the first half of 2009 in comparison to the first half of 2008 was primarily in commercial mortgage loans, with growth also occurring in commercial loans, home equity loans and residential mortgages. The increases in commercial mortgages and commercial loans were primarily in floating and adjustable rate products. The increase in home equity loans was primarily due to the introduction of a new blended fixed/floating rate product in late 2007. The growth in residential mortgages was primarily from adjustable rate mortgages.
Geographically, the increase in commercial mortgage loans was mainly attributable to increases within the Corporation’s Pennsylvania ($241.1 million), New Jersey ($98.9 million) and Maryland ($76.9 million) markets, while the increase in commercial loans was due to increases in the Pennsylvania ($131.1 million), New Jersey ($27.0 million) and Virginia ($28.6 million) markets. The increase in home equity loans was spread evenly throughout the Corporation’s markets.
Offsetting these increases was a $146.0 million decrease in construction loans, primarily in floating rate commercial construction loans, and a $58.7 million decrease in consumer loans. The decrease in construction loans was due to a slowdown in residential housing construction and the Corporation’s efforts to reduce its lending exposure in this sector, particularly within its Maryland and Virginia markets. The decrease in consumer loans was largely due to the sale of the Corporation’s credit card portfolio during the second quarter of 2008 and partially due to a decrease in other consumer loans.
The average yield on loans decreased 110 basis points, or 16.7%, from 6.60% in 2008 to 5.50% in 2009. The decrease in yield reflected a lower interest rate environment, as illustrated by a lower average prime rate during the first half of 2009 (3.25%) as compared to the first half of 2008 (5.68%). The decrease in average yields was not as pronounced as the decrease in the average prime rate as fixed and adjustable rate loans, unlike floating rate loans, do not immediately reprice when short-term rates decline.
Average investments decreased $10.4 million, or 0.3%. The average yield on investments decreased 29 basis points, or 5.9%, from 4.93% in 2008 to 4.64% in 2009 as reinvestment of portfolio cash flows was at yields that were lower than the overall portfolio yield. A $223.5 million increase in the average balances of ARCs resulted in a decrease of 10 basis points in average yield. In addition, investment yields were adversely impacted by the reduction, or in some cases the suspension of, dividends on equities, particularly stocks of financial institutions and FHLB stock holdings.
The $51.0 million decrease in interest income was partially offset by a decrease in interest expense of $45.2 million, or 24.2%, to $141.6 million in the first half of 2009 from $186.8 million in the first half of 2008. Interest expense decreased $54.5 million as a result of a 74 basis point, or 24.7%, decrease in the average cost of interest-bearing liabilities. The decrease was slightly offset by a $9.3 million increase in interest expense caused by growth in average interest-bearing liabilities of $157.9 million, or 1.3%.
The following table summarizes the changes in average deposits, by type:

	Six months ended
	June 30		Increase
	2009	2008	$	%
	(dollars in thousands)

Noninterest-bearing demand	$1,735,525	$1,639,275	$96,250	5.9%
Interest-bearing demand	1,786,629	1,696,835	89,794	5.3
Savings	2,183,243	2,172,702	10,541	0.5

Total, excluding time deposits	5,705,397	5,508,812	196,585	3.6
Time deposits	5,529,794	4,440,641	1,089,153	24.5

Total	$11,235,191	$9,949,453	$1,285,738	12.9%

The Corporation experienced an increase in noninterest-bearing and interest-bearing demand and savings accounts of $196.6 million, or 3.6%. The increase in noninterest-bearing demand accounts was in business accounts, while the increase in interest-bearing demand and savings accounts was primarily in governmental accounts, offset by a decrease in personal accounts. The increase in time deposits was due to a $996.9 million increase in customer certificates of deposit and a $92.3 million increase in brokered certificates of deposit. The increase in customer certificates of deposit was due to the promotion of a variable rate product during late 2008 and throughout the first quarter of 2009. These average deposit increases were used to reduce the Corporation’s short and long-term borrowings.
The following table summarizes the changes in average borrowings, by type:

	Six months ended
	June 30		Increase (decrease)
	2009	2008	$	%
	(dollars in thousands)
Short-term borrowings:
Customer short-term promissory notes	$317,297	$470,136	$(152,839)	(32.5%)
Customer repurchase agreements	251,395	225,006	26,389	11.7

Total short-term customer funding	568,692	695,142	(126,450)	(18.2)
Federal funds purchased	685,425	1,243,980	(558,555)	(44.9)
Federal Reserve Bank borrowings	93,039	—	93,039	N/A
FHLB overnight repurchase agreements	—	375,082	(375,082)	(100.0)
Other short-term borrowings	3,733	16,949	(13,216)	(78.0)

Total other short-term borrowings	782,197	1,636,011	(853,814)	(52.2)

Total short-term borrowings	1,350,889	2,331,153	(980,264)	(42.1)

Long-term debt:
FHLB advances	1,400,623	1,452,428	(51,805)	(3.6)
Other long-term debt	383,164	382,651	513	0.1

Total long-term debt	1,783,787	1,835,079	(51,292)	(2.8)

Total	$3,134,676	$4,166,232	$(1,031,556)	(24.8%)

N/A — Not applicable
The decrease in short-term borrowings was mainly due to a $558.6 million decrease in Federal funds purchased, a $375.1 million decrease in FHLB overnight repurchase agreements and a $126.5 million decrease in short-term customer funding. The decrease in other short-term borrowings was due to the increase in low cost customer funding available in the form of demand and saving accounts. The $51.3 million decrease in long-term debt was due to maturities of FHLB advances.

Provision for Loan Losses and Allowance for Credit Losses
The following table presents the activity in the Corporation’s allowance for credit losses:

	Six months ended June 30
	2009	2008
	(dollars in thousands)

Loans, net of unearned income outstanding at end of period	$11,866,818	$11,577,495

Daily average balance of loans, net of unearned income	$12,000,755	$11,359,470

Balance of allowance for credit losses at beginning of period	$180,137	$112,209
Loans charged off:
Real estate — construction	23,536	—
Commercial — industrial, agricultural and financial	16,896	7,516
Real estate — commercial mortgage	9,921	704
Real estate — residential mortgage and home equity	3,767	2,250
Consumer	5,140	2,747
Leasing and other	3,045	2,605

Total loans charged off	62,305	15,822

Recoveries of loans previously charged off:
Real estate — construction	326	—
Commercial — industrial, agricultural and financial	1,210	276
Real estate — commercial mortgage	35	142
Real estate — residential mortgage and home equity	148	5
Consumer	940	718
Leasing and other	463	769

Total recoveries	3,122	1,910

Net loans charged off	59,183	13,912
Provision for loan losses	100,000	27,926

Balance of allowance for credit losses at end of period	$220,954	$126,223

Net charge-offs to average loans (annualized)	0.99%	0.24%

The provision for loan losses for the first half of 2009 totaled $100.0 million, an increase of $72.1 million, or 258.1%, from the first half of 2008. The significant increase in the provision for loan losses was related to the increase in non-performing loans and net charge-offs, which required additional allowance for credit loss balances to meet allocation needs.
The $45.3 million, or 325.4%, increase in net charge-offs for the first half of 2009 in comparison to the same period in 2008 was due to increases in construction loan net charge-offs ($23.2 million), commercial mortgage net charge-offs ($9.3 million) and commercial loan net charge-offs ($8.4 million). During the first half of 2009, there were 13 charge-offs of $1.0 million or greater, with an aggregate amount of $29.6 million, of which, $23.4 million were loans to customers whose businesses were negatively impacted by the downturn in residential real estate.

Other Income
The following table presents the components of other income:

	Six months ended
	June 30		Increase (decrease)
	2009	2008	$	%
		(dollars in thousands)

Service charges on deposit accounts	$29,955	$29,286	$669	2.3%
Other service charges and fees	17,949	17,722	227	1.3
Gains on sales of mortgage loans	15,986	4,981	11,005	220.9
Investment management and trust services	15,779	17,148	(1,369)	(8.0)
Credit card income	2,551	1,086	1,465	134.9
Gains on sales of OREO	1,044	415	629	151.6
Other	6,031	5,683	348	6.1

Total, excluding gain on sale of credit card portfolio and investment securities gains (losses)	89,295	76,321	12,974	17.0
Gain on sale of credit card portfolio	—	13,910	(13,910)	(100.0%)
Investment securities gains (losses)	2,996	(20,401)	23,397	N/M

Total	$92,291	$69,830	$22,461	32.2%

N/M — Not meaningful
The $669,000, or 2.3%, increase in service charges on deposit accounts was due to an increase of $903,000, or 5.5%, in overdraft fees, offset by a decrease of $271,000 in cash management fees, due to a net decrease in short-term customer funding. The increase in overdraft fees was a result of the rollout of a matrix-based overdraft program in the fall of 2007, as well as the impact of current economic conditions on the Corporation’s customers.
Gains on sales of mortgage loans increased $11.0 million, or 220.9%, due to an increase in the volume of loans sold. Total loans sold in the first half of 2009 were $1.2 billion, compared to $327.1 million in the first half of 2008. The $870.8 million, or 266.2%, increase in the volume of loans sold was mainly due to an increase in refinance activity, as mortgage rates dropped to historic lows.
The $1.4 million, or 8.0%, decrease in investment management and trust services income was due to a $1.6 million, or 12.4%, decrease in trust revenue, offset by a $207,000, or 4.7%, increase in brokerage revenue. The performance of equity markets negatively impacted both trust and brokerage revenues. The increase in brokerage revenue was due to the Corporation’s transition of its brokerage business from a transaction-based model to a relationship model during 2008.
Credit card income includes fees earned for each new account opened and a percentage of revenue earned on both new accounts and accounts sold, under an agreement with the purchaser of the credit card portfolio. The increase was due to six months of income being earned in 2009 compared to less than three months of income earned during the first half of 2008.
Investment securities gains of $3.0 million for the first half of 2009 included $9.4 million of net gains on the sale of securities, primarily collateralized mortgage obligations, offset by $6.4 million of other-than-temporary impairment charges. During the first half of 2009, the Corporation recorded $4.6 million of other-than-temporary impairment charges for pooled trust preferred securities issued by financial institutions and $1.7 million of other-than-temporary impairment charges related to financial institution stocks. The $20.4 million of investment securities losses for the first half of 2008 was due primarily to $28.2 million of other-than-temporary impairment charges for financial institution stocks, offset by $8.2 million of net gains on the sale of investment securities. See Note C, “Investment Securities” in the Notes to Consolidated Financial Statements for additional details.

Other Expenses
The following table presents the components of other expenses:

	Six months ended
	June 30		Increase (decrease)
	2009	2008	$	%
		(dollars in thousands)

Salaries and employee benefits	$111,103	$109,476	$1,627	1.5%
Net occupancy expense	21,263	20,762	501	2.4
FDIC insurance expense	16,494	1,537	14,957	973.1
Equipment expense	6,379	6,846	(467)	(6.8)
Operating risk loss	6,345	15,628	(9,283)	(59.4)
Data processing	5,979	6,362	(383)	(6.0)
Telecommunications	4,344	3,959	385	9.7
Professional fees	4,316	4,142	174	4.2
Marketing	4,295	6,424	(2,129)	(33.1)
OREO expense	3,183	1,667	1,516	90.9
Intangible amortization	2,897	3,656	(759)	(20.8)
Supplies	2,781	2,885	(104)	(3.6)
Postage	2,588	2,911	(323)	(11.1)
Other	22,211	20,141	2,070	10.3

Total	$214,178	$206,396	$7,782	3.8%

Salaries and employee benefits increased $1.6 million, or 1.5%, with salaries decreasing $593,000, or 0.7%, offset by an increase in employee benefits of $2.2 million, or 11.6%. The decrease in salaries was primarily due to a $1.7 million decrease in employee bonuses and a $238,000 decrease in stock-based compensation, offset by a $900,000 increase in salaries due to normal merit increases in the second half of 2008, as merit increases were suspended as of March 2009. Average full-time equivalent employees decreased from 3,670 in the first half of 2008 to 3,640 in the first half of 2009.
The $2.2 million increase in employee benefits was primarily due to a $1.5 million increase in healthcare costs as claims increased, a $921,000 increase in defined benefit pension plan expense and $808,000 of severance expense associated with the Corporation’s Columbia Bank subsidiary in anticipation of consolidating back office functions in the third quarter of 2009. These increases were offset by a $718,000 decrease in accruals for the cost of compensated absences.
The $15.0 million increase in FDIC insurance expense was due to a $7.7 million special assessment recorded in the second quarter of 2009, in addition to an increase in assessment rates, which was effective January 1, 2009. Gross FDIC insurance premiums for the first half of 2009, excluding the special assessment, were $8.9 million and were reduced by $114,000 of one-time credits. For the first half of 2008, gross FDIC insurance premiums were $3.2 million and were reduced by $1.7 million of one-time credits.
The $9.3 million decrease in operating risk loss was due to a $7.0 million reduction in charges associated with the financial guarantee liability related to the Corporation’s commitment to purchase ARCs from customer accounts and a $2.1 million decrease in losses on the actual and potential repurchase of residential mortgage and home equity loans. See Note H, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for additional details.
The $2.1 million decrease in marketing expenses was due primarily to an effort to reduce discretionary spending and due to the timing of promotional campaigns. The $759,000 decrease in intangible amortization was mainly due to a decrease in core deposit intangible asset amortization. The $1.5 million increase in

OREO expense was due to the increase in the balance of OREO and a decrease in real estate values, requiring additional loss provisions.
The $2.1 million increase in other expenses was primarily due the reversal of $1.4 million of litigation reserves in the first quarter of 2008 associated with the Corporation’s share of indemnification liabilities with Visa, Inc. (Visa), which were no longer necessary as a result of Visa’s initial public offering in 2008.
Income Taxes
Income tax expense for the first half of 2009 was $4.0 million, a $22.1 million, or 84.8%, decrease from $26.1 million in 2008. The decrease was primarily due to a decrease in income before income taxes.
The Corporation’s effective tax rate was 13.2% in 2009, as compared to 28.0% in 2008. The effective rate is generally lower than the Federal statutory rate of 35% due to investments in tax-free municipal securities and Federal tax credits from investments in low and moderate-income housing partnerships. The effective rate for the first half of 2009 is lower than the same period in 2008 due to non-taxable income and tax credits having a larger impact on the effective rate due to the $63.1 million decrease in income before income taxes.

FINANCIAL CONDITION
Total assets of the Corporation increased $690.7 million, or 4.3%, to $16.9 billion at June 30, 2009, compared to $16.2 billion at December 31, 2008.
Loans held for sale increased $146.6 million, or 153.0%, to $242.4 million at June 30, 2009. The increase in loans held for sale was due to significant increases in volumes of mortgage loans originated and held for sale during the first half of 2009.
Investment securities increased $610.6 million, or 22.4%. During the first half of 2009, purchases of investments resulted from an increase in deposits combined with a decrease in loans, as well as the use of funds received as a result of the Corporation’s issuance of preferred stock to the U.S. Treasury Department (UST) in December 2008. Also contributing to the increase in investments was the Corporation’s purchase of $104.4 million of ARCs from customers during the first half of 2009.
The Corporation experienced a $175.8 million, or 1.5%, decrease in loans, net of unearned income. Construction loans decreased $173.3 million, or 13.7%, due to paydowns on existing loans, a significant slowdown in residential housing construction and $23.2 million of net charge-offs recorded in the first half of 2009. Residential mortgages decreased $47.5 million, or 4.9%, and home equity loans decreased $41.9 million, or 2.5%, both due to refinance activity generated by low interest rates. Offsetting these decreases was a $104.5 million, or 2.6%, increase in commercial mortgages.
Other assets increased $177.4 million, or 54.8%, primarily due to a $137.4 million receivable related to investment securities sales executed prior to the end of the quarter, but not settled until after June 30, 2009. Also contributing to the increase was a $9.2 million increase in mortgage servicing rights as residential mortgage loans sold with servicing retained increased, an $8.4 million increase in net deferred tax assets, a $6.8 million increase in low-income housing investments, a $3.1 million increase in the cash surrender value of officer life insurance contracts and a $3.1 million increase in OREO.
Deposits increased $1.2 billion, or 11.0%, due to an increase in demand and savings deposits of $718.9 million, or 13.2%, and an increase in time deposits of $445.4 million, or 8.7%. The increase in demand and savings accounts was in personal, business and governmental accounts. The increase in time deposits was due to a $711.3 million, or 15.0%, increase in customer certificates of deposit, offset by a $265.8 million, or 77.7%, decrease in brokered certificates of deposit. The increase in customer certificates of deposit was due to the promotion of a variable rate product in the first quarter of 2009.
Short-term borrowings decreased $445.5 million, or 25.3%, due to a $366.3 million, or 31.9%, decrease in Federal funds purchased and a $77.1 million, or 12.6%, decrease in short-term customer funding. The decrease in short-term borrowings largely resulted from the increase in deposits. Long-term borrowings decreased $36.8 million, or 2.1%, due primarily to a $36.7 million, or 2.6%, decrease in FHLB advances.
Capital Resources
Total shareholders’ equity increased $13.3 million, or 0.7%, during the first half of 2009. The increase was due to $26.2 million of net income and $4.7 million in stock issuances, offset by $18.0 million in dividends on common and preferred shares outstanding.
The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s consolidated financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of June 30, 2009, the Corporation and each of its bank subsidiaries met the minimum requirements. In addition, each of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.
The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

			Regulatory Minimum
	June 30	December 31	Capital
	2009	2008	Adequacy
Total Capital (to Risk Weighted Assets)	13.9%	14.3%	8.0%
Tier I Capital (to Risk Weighted Assets)	11.2%	11.5%	4.0%
Tier I Capital (to Average Assets)	9.4%	9.6%	3.0%
In connection with the Emergency Economic Stabilization Act of 2008 (EESA), the UST initiated a Capital Purchase Program (CPP) which allows for qualifying financial institutions to issue preferred stock to the UST, subject to certain terms and conditions. The EESA was initially developed to attract broad participation by strong financial institutions, to stabilize the financial system and increase lending to benefit the national economy and citizens of the U.S.
In December 2008, the Corporation voluntarily participated in the CPP by issuing $376.5 million of fixed rate cumulative perpetual preferred stock, and warrants to purchase 5.5 million of the Corporation’s common stock, to the UST. The preferred stock pays a compounding cumulative dividend at a rate of 5.0% for the first five years and 9.0% thereafter.
The $376.5 million par value of the preferred stock is included in regulatory capital. Pro-forma regulatory capital ratios, excluding this amount at June 30, 2009 would be as follows:

Total Capital (to Risk Weighted Assets)	11.1%
Tier I Capital (to Risk Weighted Assets)	8.4%
Tier I Capital (to Average Assets)	7.0%
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
The Corporation’s sources and uses of cash were discussed in general terms in the net interest income section of Management’s Discussion. The consolidated statements of cash flows provide additional information. The Corporation used $10.1 million in cash for operating activities during the first half of 2009, mainly due to a net increase in loans held for sale, offset by net income, as adjusted for non-cash expenses, most notably the provision for loan losses. Investing activities resulted in a net cash outflow of $669.1 million, due to purchases of available for sale securities exceeding the proceeds from the sales and maturities of available for sale securities and a net decrease in loans. Cash flows provided by financing activities were $647.8 million, primarily due to net increases in deposits exceeding net decreases in short-term borrowings, dividend payments and long-term debt repayments.

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
Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s equity investments consist of $32.7 million of stocks of publicly traded financial institutions, $85.6 million of FHLB and Federal Reserve Bank stock and $9.4 million of money market mutual funds and other equity investments. The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had a cost basis of approximately $37.8 million and fair value of $32.7 million at June 30, 2009. Gross unrealized gains in this portfolio were $1.4 million and gross unrealized losses were $6.5 million.
Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the companies. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation’s equity securities are classified as trading. Future cash flows from these investments are not provided in the table on page 54 as such investments do not have maturity dates.
Although the carrying value of financial institution stocks accounted for less than 0.2% of the Corporation’s total assets at June 30, 2009, the Corporation has a history of realizing gains from this portfolio. However, significant declines in the values of financial institution stocks held in this portfolio have not only impacted the Corporation’s ability to realize gains on their sale, but have also resulted in significant other-than-temporary impairment charges in 2008 and 2009.
The Corporation evaluated whether any unrealized losses on individual equity investments constituted other-than-temporary impairment, which would require a write-down through a charge to earnings. Based on the results of such evaluations, the Corporation recorded write-downs of $728,000 and $1.7 million for specific financial institution stocks that were deemed to exhibit other-than-temporary impairment in value during the three and six months ended June 30, 2009, respectively. In addition, the Corporation recorded an other-than-temporary impairment charge of $106,000 during the first half of 2009 for a mutual fund investment. Additional impairment charges may be necessary in the future depending upon the performance of the equity markets in general and the performance of the individual investments held by the Corporation. See Note C, “Investment Securities” in the Notes to Consolidated Financial Statements for additional details.
In addition to the Corporation’s investment portfolio, its investment management and trust services income could be impacted by fluctuations in the securities markets. A portion of this revenue is based on the value of the underlying investment portfolios. If the values of those investment portfolios decrease, whether due to factors influencing U.S. securities markets in general or otherwise, the Corporation’s revenue could be negatively impacted. In addition, the Corporation’s ability to sell its brokerage services is dependent, in part, upon consumers’ level of confidence in the outlook for rising securities prices.
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
Auction Rate Certificates (ARCs)
The Corporation’s debt securities include ARCs purchased from customers. Due to the current market environment, these ARCs are susceptible to significant market price risk. At June 30, 2009, ARCs held by the Corporation had a cost basis of $298.8 million and fair value of $289.6 million, or 1.7% of total assets.
ARCs are long-term securities structured to allow their sale in periodic auctions, resulting in the treatment of ARCs as short-term instruments in normal market conditions. However, as previously disclosed, beginning in mid-February 2008, market auctions for these securities began to fail due to an insufficient number of buyers, resulting in an illiquid market. This illiquidity has resulted in recent market prices that represent forced liquidations or distressed sales and do not provide an accurate basis for fair value. Therefore, at June 30, 2009, the fair value of the ARCs held by the Corporation were derived using significant unobservable inputs based on an expected cash flow model which produced fair values that were materially different from those that would be expected from settlement of these investments in the illiquid market that presently exists. The expected cash flow model produced fair values which assumed a return to market liquidity sometime within the next three to five years. If liquidity does not return within a time-frame that is materially consistent with the Corporation’s assumptions, the fair value of ARCs could significantly change.
The credit quality of the underlying debt associated with ARCs is also a factor in the determination of their estimated fair values. As of June 30, 2009, approximately 65% of the auction rate securities held by the Corporation are AAA rated, with 96% of them above investment grade. In addition, approximately 89% of the student loans underlying the auction rate securities have principal payments which are guaranteed by the Federal government. Finally, all auction rate securities currently held by the Corporation are current and making scheduled interest payments. Therefore, as of June 30, 2009, the risk of changes in the estimated fair values of ARCs due to deterioration in the credit quality of their underlying debt instruments is not significant.
Corporate Debt Securities
The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities and subordinated debt issued by financial institutions, as presented in the following table:

	June 30, 2009
	Amortized cost	Estimated fair value
	(in thousands)

Single-issuer trust preferred securities (1)	$97,918	$66,214
Subordinated debt	34,835	30,428
Pooled trust preferred securities	24,379	4,915

Total corporate debt securities issued by financial institutions	$157,132	$101,557

(1)	Single-issuer trust preferred securities with estimated fair values totaling $7.0 million as of June 30, 2009 are classified as Level 3 assets under Statement 157. See Note J, “Fair Value Measurements” in the Notes to Consolidated Financial Statements for additional details.
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
Due to distressed market prices that currently exist for these securities, the Corporation determined that the market for pooled trust preferred securities and certain single-issuer trust preferred securities held by the Corporation was not active. Consistent with the Financial Accounting Standards Board’s (FASB) Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active”, issued in October 2008, and FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, issued in April 2009, the Corporation determined the fair value of its investments in pooled trust preferred securities and for certain single-issuer trust preferred securities based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models and were not indicative prices or binding offers.
In April 2009, the FASB issued Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-than-Temporary Impairments” (FSP FAS 115-2). FSP FAS 115-2 amends other-than-temporary impairment guidance for debt securities and expands disclosure requirements for other-than-temporarily impaired debt and equity securities. FSP FAS 115-2 requires companies to record other-than-temporary impairment charges, through earnings, for impaired debt securities if they have the intent or requirement to sell, before a recovery in their amortized cost basis. In addition, FSP FAS 115-2 requires companies to record other-than-temporary impairment charges through earnings for the amount of credit losses, regardless of the intent or requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security’s cash flows and its amortized cost basis. Non-credit related write-downs to fair value must be recorded as decreases to accumulated other comprehensive income as long as a company has no intent to sell, or will more likely than not be required, to sell an impaired security before a recovery of amortized cost basis. Finally, FSP FAS 115-2 requires companies to record all previously recorded non-credit related other-than-temporary impairment charges for debt securities as cumulative effect adjustments to retained earnings as of the beginning of the period of adoption. FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for the period ending after March 15, 2009. The Corporation elected to early adopt FSP FAS 115-2, effective January 1, 2009.
During the three and six months ended June 30, 2009, the Corporation recorded $2.7 million and $4.6 million of other-than-temporary impairment charges as a reduction to investment securities gains on the consolidated statements of income, related to investments in pooled trust preferred securities issued by financial institutions. These other-than-temporary impairment charges were based on the credit losses determined by modeling expected cash flows. In addition, during the first half of 2009, the Corporation recorded $7.6 million ($4.9 million, net of tax) of non-credit related write-downs to fair value as a component of other comprehensive loss.
During 2008, the Corporation recorded other-than-temporary impairment charges for pooled trust preferred securities of $15.8 million. Upon adoption of FSP FAS 115-2, the Corporation determined that $9.7 million of those other-than-temporary impairment charges were non-credit related. As such, a $6.3 million (net of $3.4 million of taxes) increase to retained earnings and a corresponding decrease to accumulated other comprehensive income was recorded as the cumulative effect impact of adopting FSP FAS 115-2 as of January 1, 2009. Because previously recognized other-than-temporary impairment charges were reversed through equity rather than earnings, $4.3 million of the $4.6 million other-than-temporary impairment charges for certain pooled trust preferred securities recorded during the first half of 2009 were also presented as other-than-temporary impairment charges on the Corporation’s statements of operations for the year ended December 31, 2008.
Additional impairment charges for debt securities may be necessary in the future depending upon the performance of the individual investments held by the Corporation.

See Note C, “Investment Securities”, in the Notes to Consolidated Financial Statements for further discussion related to the Corporation’s other-than-temporary impairment evaluations for debt securities and Note J, “Fair Value Measurements”, in the Notes to Consolidated Financial Statements for further discussion related to debt securities’ fair values.
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

	Expected Maturity Period							Estimated
	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond	Total	Fair Value

Fixed rate loans (1)	$1,120,255	$539,508	$407,312	$341,814	$257,242	$641,891	$3,308,022	$3,333,352
Average rate	5.14%	6.52%	6.55%	6.47%	6.55%	6.31%	6.01%
Floating rate loans (1) (2)	2,301,033	1,097,922	835,078	686,792	1,831,687	1,788,958	8,541,470	8,188,064
Average rate	4.84%	5.18%	5.22%	5.18%	4.34%	5.92%	5.06%

Fixed rate investments (3)	680,189	367,263	349,982	312,665	246,086	875,021	2,831,206	2,861,910
Average rate	4.29%	4.65%	4.78%	4.81%	4.67%	4.41%	4.52%
Floating rate investments (3)	—	500	298,809	—	126	91,037	390,472	346,716
Average rate	—	5.61%	2.48%	—	1.20%	3.37%	2.69%

Other interest-earning assets	268,329	—	—	—	—	—	268,329	268,329
Average rate	4.00%	—	—	—	—	—	4.00%

Total	$4,369,806	$2,005,193	$1,891,181	$1,341,271	$2,335,141	$3,396,907	$15,339,499	$14,998,371
Average rate	4.78%	5.44%	4.99%	5.42%	4.62%	5.53%	5.09%

Fixed rate deposits (4)	$4,389,539	$728,399	$172,064	$150,852	$52,950	$10,253	$5,504,057	$5,545,659
Average rate	2.65%	3.09%	3.57%	4.29%	3.84%	3.48%	2.80%
Floating rate deposits (5)	1,749,118	192,916	190,891	183,887	163,279	1,789,305	4,269,396	4,269,369
Average rate	0.89%	0.60%	0.60%	0.57%	0.48%	0.41%	0.63%

Fixed rate borrowings (6)	438,471	338,788	102,792	5,796	5,837	838,971	1,730,655	1,691,848
Average rate	4.79%	4.24%	4.01%	2.88%	5.53%	4.96%	4.72%
Floating rate borrowings (7)	1,317,606	—	—	—	—	20,000	1,337,606	1,322,354
Average rate	0.32%	—	—	—	—	3.04%	0.36%

Total	$7,894,734	$1,260,103	$465,747	$340,535	$222,066	$2,658,529	$12,841,714	$12,829,230
Average rate	1.99%	3.02%	2.45%	2.26%	1.41%	1.88%	2.08%

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments.

(2)	Line of credit amounts are based on historical cash flow assumptions, with an average life of approximately 5 years.

(3)	Amounts are based on contractual maturities; adjusted for expected prepayments on mortgage-backed securities, collateralized mortgage obligations and expected calls on agency and municipal securities.

(4)	Amounts are based on contractual maturities of time deposits.

(5)	Estimated based on history of deposit flows.

(6)	Amounts are based on contractual maturities of debt instruments, adjusted for possible calls. Amounts also include junior subordinated deferrable interest debentures.

(7)	Amounts include Federal Funds purchased, short-term promissory notes and securities sold under agreements to repurchase, which mature in less than 90 days, in addition to junior subordinated deferrable interest debentures.
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
Included within the $8.5 billion of floating rate loans above are $3.5 billion of loans, or 42% of the total, that float with the prime interest rate, $1.1 billion, or 13%, of loans which float with other interest rates, primarily LIBOR, and $3.9 billion, or 45%, of adjustable rate loans. The $3.9 billion of adjustable rate loans include loans that are fixed rate instruments for a certain period of time, and then convert to floating rates.

The following table presents the percentage of adjustable rate loans, stratified by their remaining fixed term at June 30, 2009:

Percent of Total
Adjustable Rate
Fixed Rate Term	Loans
One year	18.8%
Two years	1.0
Three years	2.1
Four years	1.4
Five years	60.0
Greater than five years	16.7
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
Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into repricing periods. The sum of assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits having no contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans, mortgage-backed securities and collateralized mortgage obligations includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative six-month ratio of rate sensitive assets to rate sensitive liabilities (RSA/RSL) to a range of 0.85 to 1.15. As of June 30, 2009, the cumulative six-month ratio of RSA/RSL was 1.08.
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

Annual change
in net interest
Rate Shock	income	% Change
+300 bp	+ $47.9 million	+ 8.7%
+200 bp	+ $30.6 million	+ 5.5%
+100 bp	+ $10.6 million	+ 1.9%
- 100 bp	- $5.1 million	- 0.9%
Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point shock movement in interest rates. As of June 30, 2009, the Corporation was within policy limits for every 100 basis point shock movement in interest rates.

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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
Information responsive to this item as of June 30, 2009 appears under the heading, “Risk Factors” within the Corporation’s Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities and Use of Proceeds
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of the Corporation was held April 29, 2009. There were 173,431,657 shares of common stock entitled to vote at the meeting and a total of 136,994,361 shares, or 78.1%, were represented at the meeting. At the annual meeting, the following individuals were elected to the Board of Directors:

Nominee	Term	For	Withheld

Jeffrey G. Albertson	1 Year	95,949,263	41,045,098
Craig A. Dally	1 Year	129,398,252	7,596,109
Rufus A. Fulton, Jr.	1 Year	128,942,235	8,052,125
Willem Kooyker	1 Year	129,418,026	7,576,335
R. Scott Smith, Jr.	1 Year	126,967,892	10,026,469
E. Philip Wenger	1 Year	128,536,393	8,457,968
The following represents the results of a non-binding resolution to approve compensation of the named executive officers:

For	Against	Abstain

118,868,410	15,612,831	2,513,119
The following represents the results to retain KPMG LLP, as independent auditor:

For	Against	Abstain

133,563,840	2,828,365	602,156
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
FULTON FINANCIAL CORPORATION

Date: August 10, 2009	/s/ R. Scott Smith, Jr.
R. Scott Smith, Jr.
Chairman and Chief Executive Officer

Date: August 10, 2009	/s/ Charles J. Nugent
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