Form 10-Q
period 2009-09-30
FULTON FINANCIAL CORP
filed 2009-11-09
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009,
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Common Stock, $2.50 Par Value – 176,264,000 shares outstanding as of October 31, 2009.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

Item 1. Financial Statements
FULTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share data)

	September 30
	2009	December 31
	(unaudited)	2008
ASSETS
Cash and due from banks	$252,004	$331,164
Interest-bearing deposits with other banks	24,048	16,791
Federal funds sold	—	4,919
Loans held for sale	84,766	95,840
Investment securities:
Held to maturity (estimated fair value of $9,248 in 2009 and $9,765 in 2008)	9,145	9,636
Available for sale	3,265,254	2,715,205

Loans, net of unearned income	11,968,246	12,042,620
Less: Allowance for loan losses	(234,511)	(173,946)

Net Loans	11,733,735	11,868,674

Premises and equipment	204,520	202,657
Accrued interest receivable	60,433	58,566
Goodwill	534,919	534,385
Intangible assets	19,122	23,448
Other assets	338,763	323,821

Total Assets	$16,526,709	$16,185,106

LIABILITIES
Deposits:
Noninterest-bearing	$1,932,382	$1,653,440
Interest-bearing	10,100,298	8,898,476

Total Deposits	12,032,680	10,551,916

Short-term borrowings:
Federal funds purchased	210,865	1,147,673
Other short-term borrowings	511,753	615,097

Total Short-Term Borrowings	722,618	1,762,770

Accrued interest payable	49,962	53,678
Other liabilities	146,816	169,298
Federal Home Loan Bank advances and long-term debt	1,650,870	1,787,797

Total Liabilities	14,602,946	14,325,459

SHAREHOLDERS’ EQUITY
Preferred stock, $1,000 par value, 376,500 shares authorized and outstanding	369,950	368,944
Common stock, $2.50 par value, 600 million shares authorized, 192.9 million shares issued in 2009 and 192.4 million shares issued in 2008	482,195	480,978
Additional paid-in capital	1,257,608	1,260,947
Retained earnings	57,962	31,075
Accumulated other comprehensive income (loss)	11,006	(17,907)
Treasury stock, 16.7 million shares in 2009 and 17.3 million shares in 2008, at cost	(254,958)	(264,390)

Total Shareholders’ Equity	1,923,763	1,859,647

Total Liabilities and Shareholders’ Equity	$16,526,709	$16,185,106

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per-share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
INTEREST INCOME
Loans, including fees	$162,375	$180,170	$486,965	$550,477
Investment securities:
Taxable	29,376	26,025	85,648	84,114
Tax-exempt	3,966	4,513	12,618	13,540
Dividends	543	1,421	1,715	5,103
Loans held for sale	1,550	1,539	4,439	4,727
Other interest income	51	141	140	460

Total Interest Income	197,861	213,809	591,525	658,421

INTEREST EXPENSE
Deposits	43,825	47,192	141,727	161,807
Short-term borrowings	835	12,877	3,193	44,093
Long-term debt	20,400	19,722	61,744	60,714

Total Interest Expense	65,060	79,791	206,664	266,614

Net Interest Income	132,801	134,018	384,861	391,807
Provision for loan losses	45,000	26,700	145,000	54,626

Net Interest Income After Provision for Loan Losses	87,801	107,318	239,861	337,181

OTHER INCOME
Service charges on deposit accounts	15,321	16,177	45,276	45,463
Other service charges and fees	10,003	9,598	27,952	27,320
Investment management and trust services	8,191	8,045	23,970	25,193
Gains on sales of mortgage loans	2,778	2,266	18,764	7,247
Gain on sale of credit card portfolio	—	—	—	13,910
Other	4,932	4,230	14,558	11,414

Total other-than-temporary impairment losses	(1,211)	(10,681)	(15,235)	(39,271)
Less: Portion of (gain) loss recognized in other comprehensive income (before taxes)	(1,584)	—	6,021	—

Net other-than-temporary impairment losses	(2,795)	(10,681)	(9,214)	(39,271)
Net gains on sale of investment securities	2,750	1,180	12,165	9,369

Net investment securities gains (losses)	(45)	(9,501)	2,951	(29,902)

Total Other Income	41,180	30,815	133,471	100,645

OTHER EXPENSES
Salaries and employee benefits	54,086	55,310	165,189	164,786
Net occupancy expense	10,165	10,237	31,428	30,999
FDIC insurance expense	5,244	1,147	21,738	2,684
Equipment expense	3,281	3,061	9,660	9,907
Data processing	3,121	3,242	9,100	9,604
Marketing	1,982	3,097	6,277	9,521
Intangible amortization	1,429	1,730	4,326	5,386
Operating risk loss	338	3,480	6,683	19,108
Other	20,164	18,051	59,587	53,756

Total Other Expenses	99,810	99,355	313,988	305,751

Income Before Income Taxes	29,171	38,778	59,344	132,075
Income taxes	5,825	9,702	9,802	35,825

Net Income	23,346	29,076	49,542	96,250
Preferred stock dividends and discount accretion	(5,046)	—	(15,123)	—

Net Income Available to Common Shareholders	$18,300	$29,076	$34,419	$96,250

PER COMMON SHARE:
Net income (basic)	$0.10	$0.17	$0.20	$0.55
Net income (diluted)	0.10	0.17	0.20	0.55
Cash dividends	0.03	0.15	0.09	0.45
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

						Accumulated
		Common Stock		Additional		Other
	Preferred	Shares		Paid-in	Retained	Comprehensive	Treasury
	Stock	Outstanding	Amount	Capital	Earnings	Income (Loss)	Stock	Total
				(in thousands)
Balance at December 31, 2008	$368,944	175,044	$480,978	$1,260,947	$31,075	$(17,907)	$(264,390)	$1,859,647
Cumulative effect of FSP FAS 115-2 and FAS 124-2 adoption (net of $3.4 million tax effect)					6,298	(6,298)		—
Comprehensive income:
Net income					49,542			49,542
Other comprehensive income						35,211		35,211

Total comprehensive income								84,753

Stock issued, including related tax benefits		1,105	1,217	(4,708)			9,432	5,941
Stock-based compensation awards				1,369				1,369
Preferred stock discount accretion	1,006				(1,006)			—
Preferred stock cash dividends					(12,130)			(12,130)
Common stock cash dividends — $0.09 per share					(15,817)			(15,817)

Balance at September 30, 2009	$369,950	176,149	$482,195	$1,257,608	$57,962	$11,006	$(254,958)	$1,923,763

Balance at December 31, 2007	$—	173,503	$479,559	$1,254,369	$141,993	$(21,773)	$(279,228)	$1,574,920
Cumulative effect of initial recognition of endorsement split-dollar life insurance liability					(677)			(677)
Impact of pension plan measurement date change (net of $23,000 tax effect)					43			43
Comprehensive income:
Net income					96,250			96,250
Other comprehensive income						511		511

Total comprehensive income								96,761

Stock issued, including related tax benefits		1,184	1,251	(2,189)			10,419	9,481
Stock-based compensation awards				1,671				1,671
Common stock cash dividends — $0.45 per share					(78,289)			(78,289)

Balance at September 30, 2008	$—	174,687	$480,810	$1,253,851	$159,320	$(21,262)	$(268,809)	$1,603,910

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$49,542	$96,250

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	145,000	54,626
Depreciation and amortization of premises and equipment	15,395	14,776
Net amortization of investment securities premiums	1,265	372
Gain on sale of credit card portfolio	—	(13,910)
Investment securities (gains) losses	(2,951)	29,902
Net decrease in loans held for sale	11,074	17,396
Amortization of intangible assets	4,326	5,386
Stock-based compensation expense	1,369	1,671
Excess tax benefits from stock-based compensation expense	—	(20)
(Increase) decrease in accrued interest receivable	(1,867)	11,417
Increase in other assets	(18,462)	(12,274)
Decrease in accrued interest payable	(3,716)	(21,288)
Increase (decrease) in other liabilities	5,417	(17,279)

Total adjustments	156,850	70,775

Net cash provided by operating activities	206,392	167,025

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	548,119	662,993
Proceeds from maturities of securities held to maturity	3,836	5,273
Proceeds from maturities of securities available for sale	588,003	546,407
Proceeds from sale of credit card portfolio	—	100,516
Purchase of securities held to maturity	(3,501)	(4,813)
Purchase of securities available for sale	(1,654,074)	(903,817)
Increase in short-term investments	(2,338)	(29,036)
Net increase in loans	(9,042)	(715,219)
Net purchases of premises and equipment	(17,258)	(20,944)

Net cash used in investing activities	(546,255)	(358,640)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand and savings deposits	1,133,516	(21,071)
Net increase (decrease) in time deposits	347,248	(167,819)
Additions to long-term debt	—	344,690
Repayments of long-term debt	(136,927)	(166,934)
(Decrease) increase in short-term borrowings	(1,040,152)	206,022
Dividends paid	(48,923)	(78,196)
Net proceeds from issuance of stock	5,941	9,461
Excess tax benefits from stock-based compensation expense	—	20

Net cash provided by financing activities	260,703	126,173

Net Decrease in Cash and Due From Banks	(79,160)	(65,442)
Cash and Due From Banks at Beginning of Year	331,164	381,283

Cash and Due From Banks at End of Period	$252,004	$315,841

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$210,380	$287,902
Income taxes	9,076	67,264
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A – Basis of Presentation
The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the Corporation) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
In June 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (Statement 168). Statement 168 established the Accounting Standards Codification (FASB ASC) as the source of authoritative U.S. GAAP for all nongovernmental entities, excluding Securities and Exchange Commission (SEC) rules and interpretative releases, which are also authoritative U.S. GAAP for SEC registrants. References to specific U.S. GAAP provisions included in the accompanying report cite FASB ASC references where applicable.
NOTE B – Net Income Per Common Share and Comprehensive Income
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

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008
		(in thousands)
Net income	$23,346	$29,076	$49,542	$96,250
Preferred stock dividends and discount accretion	(5,046)	—	(15,123)	—

Net income available to common shareholders	$18,300	$29,076	$34,419	$96,250

Weighted average shares outstanding (basic)	175,783	174,463	175,552	174,017
Effect of dilutive securities	295	449	233	534

Weighted average shares outstanding (diluted)	176,078	174,912	175,785	174,551

Stock options and common stock warrants excluded from the diluted net income per share computation as their effect would have been anti-dilutive	11,719	5,560	11,831	5,261

The following table presents the components of other comprehensive income:

	Nine months ended
	September 30
	2009	2008
	(in thousands)
Unrealized gain (loss) on securities (net of $20.7 million and $11.9 million tax effect in 2009 and 2008, respectively)	$38,437	$(22,118)
Non-credit related unrealized loss on other-than-temporarily impaired debt securities (net of $2.1 million tax effect) (1)	(3,914)	—
Unrealized gain on derivative financial instruments (net of $55,000 tax effect in 2009 and 2008) (2)	102	102
Unrecognized postretirement gains arising in 2009 due to plan amendment (net of $1.2 million tax effect) (3)	2,125	—
Amortization of unrecognized pension and postretirement costs (net of $204,000 tax effect)	379	—
Reclassification adjustment for securities (gains) losses included in net income (net of $1.0 million tax expense in 2009 and $12.1 million tax benefit in 2008)	(1,918)	22,527

Other comprehensive income	$35,211	$511

(1)	See Note C, “Investment Securities” for additional details related to the other-than-temporary impairment of debt securities.

(2)	Amounts represent the amortization of the effective portions of losses on forward-starting interest rate swaps, designated as cash flow hedges and entered into in prior years in connection with the issuance of fixed-rate debt. The total amount recorded as a reduction to accumulated other comprehensive income upon settlement of these derivatives is being amortized to interest expense over the life of the related securities using the effective interest method. The amount of net losses in accumulated other comprehensive income that will be reclassified into earnings during the next twelve months is expected to be approximately $135,000.

(3)	See Note F, “Employee Benefit Plans” for additional details related to the amendment of the Corporation’s postretirement plan during 2009.

NOTE C – INVESTMENT SECURITIES
     The following tables present the amortized cost and estimated fair values of investment securities:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
Held to Maturity at September 30, 2009
U.S. Government sponsored agency securities	$6,763	$14	$—	$6,777
State and municipal securities	765	1	—	766
Mortgage-backed securities	1,617	88	—	1,705

	$9,145	$103	$—	$9,248

Available for Sale at September 30, 2009

Equity securities	$130,804	$2,563	$(3,986)	$129,381
U.S. Government securities	13,999	1	—	14,000
U.S. Government sponsored agency securities	126,146	1,260	(34)	127,372
State and municipal securities	421,639	16,373	(15)	437,997
Corporate debt securities	158,040	370	(43,044)	115,366
Collateralized mortgage obligations	975,384	25,238	(215)	1,000,407
Mortgage-backed securities	1,110,423	44,722	(4)	1,155,141
Auction rate securities (1)	292,256	2,474	(9,140)	285,590

	$3,228,691	$93,001	$(56,438)	$3,265,254

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
Held to Maturity at December 31, 2008
U.S. Government sponsored agency securities	$6,782	$60	$—	$6,842
State and municipal securities	825	5	—	830
Corporate debt securities	25	—	—	25
Mortgage-backed securities	2,004	66	(2)	2,068

	$9,636	$131	$(2)	$9,765

Available for Sale at December 31, 2008

Equity securities	$138,071	$2,133	$(1,503)	$138,701
U.S. Government securities	14,545	83	—	14,628
U.S. Government sponsored agency securities	74,616	2,406	(20)	77,002
State and municipal securities	520,429	5,317	(2,210)	523,536
Corporate debt securities	154,976	1,085	(36,167)	119,894
Collateralized mortgage obligations	489,686	14,713	(206)	504,193
Mortgage-backed securities	1,118,508	24,160	(1,317)	1,141,351
Auction rate securities	208,281	—	(12,381)	195,900

	$2,719,112	$49,897	$(53,804)	$2,715,205

(1)	See Note H, “Commitments and Contingencies” for additional details related to auction rate securities.

The amortized cost and estimated fair value of debt securities as of September 30, 2009, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
		(in thousands)
Due in one year or less	$7,085	$7,100	$86,874	$87,290
Due from one year to five years	443	443	253,567	259,695
Due from five years to ten years	—	—	105,271	105,528
Due after ten years	—	—	566,368	527,812

	7,528	7,543	1,012,080	980,325
Collateralized mortgage obligations	—	—	975,384	1,000,407
Mortgage-backed securities	1,617	1,705	1,110,423	1,155,141

	$9,145	$9,248	$3,097,887	$3,135,873

The following table presents information related to the Corporation’s gains and losses on the sales of equity and debt securities, and losses recognized for the other-than-temporary impairment of investments. Gross realized losses on equity and debt securities are net of other-than-temporary impairment charges:

			Other-than-
	Gross	Gross	temporary
	Realized	Realized	Impairment	Net Gains
	Gains	Losses	Losses	(Losses)
		(in thousands)
Three months ended Sept. 30, 2009:
Equity securities	$49	$(408)	$(949)	$(1,308)
Debt securities	3,130	(21)	(1,846)	1,263

Total	$3,179	$(429)	$(2,795)	$(45)

Three months ended Sept. 30, 2008:
Equity securities	$1,276	$—	$(2,836)	$(1,560)
Debt securities	418	(514)	(7,845)	(7,941)

Total	$1,694	$(514)	$(10,681)	$(9,501)

Nine months ended Sept. 30, 2009:
Equity securities	$640	$(689)	$(2,739)	$(2,788)
Debt securities	12,343	(129)	(6,475)	5,739

Total	$12,983	$(818)	$(9,214)	$2,951

Nine months ended Sept. 30, 2008:
Equity securities	$6,884	$—	$(31,426)	$(24,542)
Debt securities	3,504	(1,019)	(7,845)	(5,360)

Total	$10,388	$(1,019)	$(39,271)	$(29,902)

The following table presents a summary of other-than-temporary impairment charges recorded by the Corporation, by investment security type:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
		(in thousands)
Financial institution stocks	$949	$2,020	$2,633	$30,250
Government sponsored agency stock	—	356	—	356
Mutual funds	—	460	106	820

Total equity securities charges	949	2,836	2,739	31,426

Bank-issued subordinated debt	—	4,855	—	4,855
Debt securities — pooled trust preferred securities	1,846	2,990	6,475	2,990

Total debt securities charges	1,846	7,845	6,475	7,845

Total other-than-temporary impairment charges	$2,795	$10,681	$9,214	$39,271

The $949,000 and $2.6 million of other-than-temporary impairment charges related to financial institutions stocks during the three and nine months ended September 30, 2009 were due to the increasing severity and duration of the decline in fair values of certain bank stock holdings, in conjunction with management’s assessment of the near-term prospects of each specific issuer. As of September 30, 2009, after other-than-temporary impairment charges, the financial institutions stock portfolio had a cost basis of $35.9 million and a fair value of $34.4 million.
In April 2009, the FASB issued Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-than-Temporary Impairments” (FSP FAS 115-2). FSP FAS 115-2, codified as FASB ASC paragraph 320-10-65-1, amends other-than-temporary impairment guidance for debt securities and expands disclosure requirements for other-than-temporarily impaired debt and equity securities. FSP FAS 115-2 requires companies to record other-than-temporary impairment charges, through earnings, if they have the intent to sell, or will more likely than not be required to sell, an impaired debt security before a recovery of its amortized cost basis. In addition, FSP FAS 115-2 requires companies to record other-than-temporary impairment charges through earnings for the amount of credit losses, regardless of the intent or the requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security’s expected cash flows and its amortized cost basis. Non-credit related write-downs to fair value must be recorded as decreases to accumulated other comprehensive income as long as a company has no intent or expected requirement to sell an impaired security before a recovery of amortized cost basis. Finally, FSP FAS 115-2 requires companies to record all previously recorded non-credit related other-than-temporary impairment charges for debt securities as cumulative effect adjustments to retained earnings as of the beginning of the period of adoption. FSP FAS 115-2 was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for the period ending after March 15, 2009. The Corporation elected to early adopt FSP FAS 115-2, effective January 1, 2009.
During the year ended December 31, 2008, the Corporation recorded other-than-temporary impairment charges for pooled trust preferred securities of $15.8 million. Upon adoption of FSP FAS 115-2, the Corporation determined that $9.7 million of those other-than-temporary impairment charges were non-credit related. As such, a $6.3 million (net of $3.4 million of taxes) increase to retained earnings and a corresponding decrease to accumulated other comprehensive income was recorded as the cumulative effect of adopting FSP FAS 115-2 as of January 1, 2009.
During the three and nine months ended September 30, 2009, the $1.8 million and $6.5 million of other-than-temporary impairment losses for pooled trust preferred securities recognized in earnings were determined through the use of an expected cash flow model. The most significant input to the expected cash flows model was the assumed default rate for each pooled trust preferred security. The Corporation evaluates the financial metrics, such as capital ratios and non-performing asset ratios, of each individual financial institution issuer that comprises each pooled trust preferred security to estimate its expected default rate. The weighted average default rate for pooled trust preferred securities held by the Corporation at September 30, 2009 was approximately 14%.
The following table presents a summary of the cumulative credit related other-than-temporary impairment charges recognized as components of earnings for securities still held by the Corporation (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2009
Balance of cumulative credit losses on pooled trust preferred securities, beginning of period (1)	$(10,771)	$(6,142)
Additions for credit losses recorded which were not previously recognized as components of earnings	(1,846)	(6,475)

Ending balance of cumulative credit losses on pooled trust preferred securities, end of period	$(12,617)	$(12,617)

(1)	Cumulative credit losses of $6.1 million at January 1, 2009 represent the other-than-temporary impairment charges recorded during the year ended December 31, 2008 for pooled trust preferred securities, net of the Corporation’s cumulative effect adjustment upon adoption of FSP FAS 115-2.
The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009:

	Less Than 12 months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(in thousands)
U.S. Government sponsored agency securities	$20,230	$(27)	$478	$(7)	$20,708	$(34)
State and municipal securities	801	(15)	—	—	801	(15)
Corporate debt securities	23,215	(16,312)	77,738	(26,732)	100,953	(43,044)
Collateralized mortgage obligations	12,159	(3)	3,869	(212)	16,028	(215)
Mortgage-backed securities	1,843	(4)	—	—	1,843	(4)
Auction rate securities	81,426	(1,897)	135,809	(7,243)	217,235	(9,140)

Total debt securities	139,674	(18,258)	217,894	(34,194)	357,568	(52,452)
Equity securities	14,815	(3,825)	319	(161)	15,134	(3,986)

	$154,489	$(22,083)	$218,213	$(34,355)	$372,702	$(56,438)

For its investments in equity securities, most notably its investments in stocks of financial institutions, management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider those investments with unrealized holding losses as of September 30, 2009 to be other-than-temporarily impaired.
With respect to the Corporation’s investments in auction rate securities, the current unrealized holding losses on these securities are attributable to liquidity issues as a result of the failure of periodic auctions. As of September 30, 2009, approximately $247 million, or 86%, of the auction rate securities held by the Corporation were rated above investment grade, with approximately $184 million, or 64%, AAA rated by at least one ratings agency. Approximately $39 million, or 14%, of auction rate securities are rated below investment grade by at least one ratings agency. Of the $39 million of securities rated below investment grade, approximately $22 million, or 57%, of the student loans underlying the auction rate securities have principal payments which are guaranteed by the Federal government. In total, approximately $254 million, or 89%, of the student loans underlying the auction rate securities have principal payments which are guaranteed by the Federal government. All auction rate securities currently held by the Corporation are current and making scheduled interest payments. Because the Corporation does not have the intention to sell and does not believe it will be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation does not consider those investments to be other-than-temporarily impaired as of September 30, 2009. For additional information related to the Corporation’s investment in auction rate securities, see Note H, “Commitments and Contingencies”.
The following table presents the amortized cost and estimated fair values of corporate debt securities:

	September 30, 2009		December 31, 2008
	Amortized	Estimated fair	Amortized	Estimated fair
	cost	value	cost	value
		(in thousands)
Single-issuer trust preferred securities (1)	$97,925	$75,195	$97,887	$69,819
Subordinated debt	34,861	32,589	34,788	31,745
Pooled trust preferred securities	22,518	4,846	19,351	15,381

Corporate debt securities issued by financial institutions	155,304	112,630	152,026	116,945
Other corporate debt securities	2,736	2,736	2,950	2,949

Available for sale corporate debt securities	$158,040	$115,366	$154,976	$119,894

(1)	Single-issuer trust preferred securities with estimated fair values totaling $8.1 million as of September 30, 2009 are classified as Level 3 assets under FASB ASC Topic 820. See Note J, “Fair Value Measurements” for additional details.
The Corporation has evaluated all corporate debt securities issued by financial institutions to determine if any unrealized holding losses represent credit losses, which would require an other-than-temporary impairment charge through earnings. In addition, the Corporation does not have the intention to sell and does not believe it will be required to sell any impaired corporate debt securities issued by financial institutions prior to a recovery to amortized cost. Therefore, the Corporation does not consider those investments with unrealized losses at September 30, 2009 to be other-than-temporarily impaired.
NOTE D – Goodwill
Goodwill is not amortized to expense, but is tested for impairment at least annually. Write-downs of the balance, if necessary as a result of an impairment test, are charged to expense in the period in which goodwill is determined to be impaired. The Corporation performs its annual test of goodwill impairment as of October 31st of each year. An interim goodwill impairment test is required if certain criteria are met. The Corporation evaluated whether any of the criteria for performing an interim impairment test were met during the third quarter of 2009 and concluded they were not met.
NOTE E – Stock-Based Compensation
The fair value of equity awards granted to employees is recognized as compensation expense over the period during which employees are required to provide service in exchange for such awards. The Corporation’s equity awards consist of stock options and restricted stock granted under its Stock Option and Compensation Plans (Option Plans) and shares purchased by employees under its Employee Stock Purchase Plan.

The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008
		(in thousands)
Stock-based compensation expense	$542	$606	$1,369	$1,671
Tax benefit	(111)	(108)	(186)	(234)

Stock-based compensation expense, net of tax	$431	$498	$1,183	$1,437

Under the Option Plans, stock options and restricted stock are granted to key employees. Stock option exercise prices are equal to the fair value of the Corporation’s stock on the date of grant, with terms of up to ten years. Stock options and restricted stock are typically granted annually on July 1st and become fully vested after a three-year vesting period. Certain events as defined in the Option Plans result in the acceleration of the vesting of both stock options and restricted stock. On July 1, 2009, the Corporation granted approximately 485,000 stock options and 214,000 shares of restricted stock under its Option Plans. As of September 30, 2009, there were 12.9 million shares reserved for future grants through 2013.
In connection with the Corporation’s participation in the U.S. Treasury Department’s Capital Purchase Program (CPP) component of the Troubled Asset Relief Program, the 2009 restricted stock shares granted to certain key employees are subject to the requirements and limitations contained in the Emergency Economic Stabilization Act of 2008, as amended, and related regulations. Among other things, the 2009 restricted stock grants to these key employees provide that they may not fully vest until the Corporation’s participation in the CPP ends. None of the key employees who received 2009 restricted stock grants subject to the CPP vesting restrictions received 2009 stock option awards.
NOTE F – Employee Benefit Plans
The Corporation maintains a defined benefit pension plan (Pension Plan) for certain employees. Contributions to the Pension Plan are actuarially determined and funded annually. Pension Plan assets are invested in: money markets; fixed income securities, including corporate bonds; U.S. Treasury securities and common trust funds; and equity securities, including common stocks and common stock mutual funds. Effective January 1, 2008, the accrual of benefits for all existing participants was discontinued.
The Corporation currently provides medical and life insurance benefits under a postretirement benefits plan (Postretirement Plan) to certain retired full-time employees who were employees of the Corporation prior to January 1, 1998. Certain full-time employees may become eligible for these discretionary benefits if they reach retirement age while working for the Corporation.
During 2009, the Corporation amended the Postretirement Plan to no longer pay benefits for early retirees from their retirement date to the date they attain age 65. As a result of this amendment, the Corporation recorded a $3.3 million ($2.1 million, net of tax) reduction to unrecognized prior service costs through an increase to other comprehensive income. The total amount of unrecognized prior service cost that is expected to be accreted as a reduction to periodic benefit cost for the remainder of 2009 is $111,000.
The Corporation recognizes the funded status of its Pension Plan and Postretirement Plan on the consolidated balance sheets and recognizes the changes in that funded status through other comprehensive income.

The net periodic benefit cost for the Corporation’s Pension Plan and Postretirement Plan, as determined by consulting actuaries, consisted of the following components:

	Pension Plan
	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008
		(in thousands)
Service cost (1)	$36	$36	$110	$110
Interest cost	818	816	2,455	2,448
Expected return on plan assets	(722)	(918)	(2,166)	(2,754)
Net amortization and deferral	262	—	786	—

Net periodic benefit cost (income)	$394	$(66)	$1,185	$(196)

(1)	The Pension Plan service cost recorded for the three and nine months ended September 30, 2009 and 2008 was related to administrative costs associated with the plan and not due to the accrual of additional participant benefits.

	Postretirement Plan
	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008
		(in thousands)
Service cost	$37	$132	$218	$390
Interest cost	73	184	390	538
Expected return on plan assets	(1)	(1)	(3)	(4)
Net accretion and deferral	(81)	—	(162)	—

Net periodic benefit cost	$28	$315	$443	$924

NOTE G – Derivative Financial Instruments
Effective January 1, 2009, the Corporation adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, codified as FASB ASC Section 815-10-50. As required by FASB ASC Section 815-10-50, the Corporation has included disclosures for its derivative instruments and for its hedging activities.
In connection with its mortgage banking activities, the Corporation enters into commitments to originate fixed-rate residential mortgage loans for customers, also referred to as interest rate locks. In addition, the Corporation enters into forward commitments for the future sale or purchase of mortgage-backed securities to or from third-party investors to hedge the effect of changes in interest rates on the value of the interest rate locks and mortgage loans held for sale. Forward sales commitments may also be in the form of commitments to sell individual mortgage loans at a fixed price at a future date. Both the interest rate locks and the forward commitments are accounted for as derivatives and carried at fair value, determined as the amount that would be necessary to settle each derivative financial instrument at the balance sheet date. Gross derivative assets and liabilities are recorded within other assets and other liabilities on the consolidated balance sheets, with changes in fair value during the period recorded within gains on sales of mortgage loans on the consolidated statements of income.

The following table presents a summary of the Corporation’s derivative financial instruments, none of which have been designated as hedging instruments:

	September 30, 2009		December 31, 2008
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
		(in thousands)
Interest Rate Locks with Customers:
Positive fair values	$184,599	$1,958	$103,824	$506
Negative fair values	38,745	(57)	37,321	(81)

Net Interest Rate Locks with Customers		1,901		425
Forward Commitments:
Positive fair values	39,694	445	219,142	954
Negative fair values	258,300	(3,495)	271,306	(2,399)

Net Forward Commitments		(3,050)		(1,445)

Interest rate swaps (1)	—	—	10,000	18

		$(1,149)		$(1,002)

(1)	Interest rate swaps recorded as a component of other liabilities on the consolidated balance sheets. All swaps existing at December 31, 2008 were called in the first quarter of 2009.
The following table presents a summary of the fair value gains and losses:

	Fair Value Gains (Losses)		Statement of Income Classification
	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
	(in thousands)
Interest rate locks with customers	$2,187	$1,476	Gains on sales of mortgage loans
Forward commitments	(4,068)	(1,605)	Gains on sales of mortgage loans
Interest rate swaps	—	(18)	Other expense

	$(1,881)	$(147)

NOTE H – Commitments and Contingencies
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
The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	September 30,	December 31,
	2009	2008
	(in thousands)
Commitments to extend credit	$3,926,396	$3,360,499
Standby letters of credit	635,646	789,804
Commercial letters of credit	34,005	37,620

As of September 30, 2009 and December 31, 2008, the reserve for unfunded lending commitments, included in other liabilities on the consolidated balance sheets, was $7.2 million and $6.2 million, respectively.
Auction Rate Securities
The Corporation’s investment management and trust subsidiary, Fulton Financial Advisors, N.A. (FFA), previously held auction rate certificates (ARCs), for some of its customers’ accounts. Beginning in the second quarter of 2008, the Corporation offered to purchase illiquid ARCs from customers of FFA, upon notification that such customers had liquidity needs or otherwise desired to liquidate their holdings. A liability was established for this financial guarantee at estimated fair value through a pre-tax charge to earnings both upon the initial establishment of the guarantee and upon changes in its estimated fair value. The estimated fair value of the guarantee was determined based on the difference between the fair value of the underlying ARCs and their estimated purchase price.
During 2009, the Corporation completed the repurchase of all eligible ARCs and, as of September 30, 2009, there were no longer any ARCs still held by FFA’s customers which the Corporation was had agreed to purchase.
The following table presents the change in the ARC investment balances held by customers and the related financial guarantee liability for the nine months ended September 30, 2009:

	ARCs Held by	Financial
	Customers, at	Guarantee
	Par Value	Liability
	(in thousands)
Balance, beginning of period	$105,165	$(8,653)
Provision for financial guarantee	—	(6,237)
Purchases of ARCs	(104,415)	14,890
Redemptions of ARCs	(750)	—

Balance, end of period	$—	$—

Upon purchase from customers, the Corporation recorded ARCs as available for sale investment securities at their estimated fair value.
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

The following table presents a summary of the approximate principal balances and related reserves/write-downs recognized on the Corporation’s consolidated balance sheet, by general category:

	September 30, 2009		December 31, 2008
		Reserves/		Reserves/
	Principal	Write-downs	Principal	Write-downs
		(in thousands)
Outstanding repurchase requests (1) (2)	$5,580	$(3,540)	$6,290	$(2,900)
No repurchase request received – sold loans with identified potential misrepresentations of borrower information (1) (2)	3,650	(1,470)	7,990	(3,280)
Repurchased loans (3)	6,990	(1,160)	10,000	(1,690)
Foreclosed real estate (OREO) (4)	11,930	—	15,920	—

Total reserves/write-downs		$(6,170)		$(7,870)

(1)	Principal balances had not been repurchased and, therefore, are not included on the consolidated balance sheets as of September 30, 2009 and December 31, 2008.

(2)	Reserve balance included as a component of other liabilities on the consolidated balance sheets as of September 30, 2009 and December 31, 2008.

(3)	Principal balances, net of write-downs, are included as a component of loans, net of unearned income on the consolidated balance sheets as of September 30, 2009 and December 31, 2008.

(4)	OREO is written down to its estimated fair value upon transfer from loans receivable.
During the nine months ended September 30, 2009, the Corporation recorded credits, included within operating risk loss on the consolidated statements of income, of $600,000, representing a reduction in required reserves associated with potential repurchase requests. During the three and nine months ended September 31, 2008, the Corporation recorded charges of $500,000 and $2.3 million, respectively, related to the potential and actual repurchase of previously sold residential mortgages.
Management believes that the reserves recorded as of September 30, 2009 are adequate for the known potential repurchases. However, continued declines in collateral values or the identification of additional loans to be repurchased could necessitate additional reserves in the future.
NOTE I – FAIR VALUE OPTION
FASB ASC Subtopic 825-10 permits entities to measure many financial instruments and certain other items at fair value and requires certain disclosures for amounts for which the fair value option is applied.
The Corporation elected to record mortgage loans held for sale which were originated after September 30, 2008 at fair value. Prior to October 1, 2008, mortgage loans held for sale were reported at the lower of aggregate cost or market. The Corporation elected to measure mortgage loans held for sale at fair value to more accurately reflect the financial performance of its entire mortgage banking activities in its consolidated financial statements. Derivative financial instruments related to these activities are also recorded at fair value, as noted within Note G, “Derivative Financial Instruments”. The Corporation determines fair value for its mortgage loans held for sale based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. The Corporation classifies interest income earned on mortgage loans held for sale within interest income on the consolidated statements of income, which is separate from the fair value adjustments on loans held for sale, which are recorded as components of gains on sales of mortgage loans.

The following table presents a summary of the Corporation’s fair value elections and their impact on the Corporation’s consolidated balance sheets:

	Cost –	Fair Value –
	Asset	Asset	Balance Sheet
	(Liability)	(Liability)	Classification
	(in thousands)
September 30, 2009:
Mortgage loans held for sale (1) (2)	$75,543	$78,550	Loans held for sale

December 31, 2008:
Mortgage loans held for sale (1)	$64,787	$66,567	Loans held for sale
Hedged certificates of deposit (3)	(7,458)	(7,517)	Interest-bearing deposits

	$57,329	$59,050

(1)	Cost basis of mortgage loans held for sale represents the unpaid principal balance.

(2)	For the three and nine months ended September 30, 2009, the Corporation recorded income of $1.1 million and $1.2 million, respectively, included within gains on sales of mortgage loans on the consolidated statements of income, representing the changes in fair values of mortgage loans held for sale.

(3)	All hedged certificates of deposit were called in the first quarter of 2009.
NOTE J – FAIR VALUE MEASUREMENTS
FASB ASC Topic 820 Fair Value Measurements
FASB ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three categories (from highest to lowest priority):
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
In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, codified as FASB ASC Sections 820-10-35 and 50, which provides additional guidance for estimating fair value in accordance with FASB ASC Topic 820 when the volume and level of activity for an asset or liability have declined significantly and includes guidance on identifying circumstances that indicate a transaction is not orderly. The Corporation elected to early adopt this staff position, effective March 31, 2009. The Corporation’s available for sale debt securities include ARCs and pooled trust preferred securities and certain single-issuer trust preferred securities issued by financial institutions which, prior to the adoption of this staff position, were valued through means other than quoted market prices due the Corporation’s conclusion that the market for the securities was not active. Therefore, the adoption of this staff position did not impact the Corporation’s consolidated financial statements.
In August 2009, the FASB issued ASC Update No. 2009-05, “Measuring Liabilities at Fair Value” (ASC Update 2009-05). ASC Update 2009-05 amends ASC Topic 820 by allowing companies to determine the fair value of liabilities using the perspective of an investor that holds the related obligation as an asset as opposed to measuring liabilities based on the price that would be paid to transfer a liability to a new obligor. ASC Update 2009-05 was effective for the Corporation on September 30, 2009. The adoption of ASC Update 2009-05 did not impact the Corporation.

Items Measured at Fair Value on a Recurring Basis
The Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheet as of September 30, 2009 were as follows:

	Level 1	Level 2	Level 3	Total
		(in thousands)
Mortgage loans held for sale	$—	$78,550	$—	$78,550
Available for sale investment securities	36,709	2,844,340	298,497	3,179,546
Other financial assets	13,706	2,403	—	16,109

Total assets	$50,415	$2,925,293	$298,497	$3,274,205

Other financial liabilities	$13,706	$3,552	$—	$17,258

The valuation techniques used to measure fair value for the items in the table above are as follows:
•	Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair value as of September 30, 2009 was measured as the price that secondary market investors were offering for loans with similar characteristics. See Note I, “Fair Value Option” for details related to the Corporation’s election to measure assets and liabilities at fair value.

•	Available for sale investment securities – Included within this asset category are both equity and debt securities. Equity securities consisting of stocks of financial institutions and mutual funds are listed as Level 1 assets, measured at fair value based on quoted prices for identical securities in active markets. Debt securities, excluding ARCs, pooled trust preferred securities and certain single-issuer trust preferred securities, and other equity securities are classified as Level 2 assets and consist of: U.S. government and U.S. government sponsored agency securities, state and municipal securities, corporate debt securities, collateralized mortgage obligations and mortgage-backed securities. Fair values are determined by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. See Note C, “Investment Securities” for additional details related to the Corporation’s available for sale investment securities.

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

Pooled trust preferred securities and certain single-issuer trust preferred securities are also classified as Level 3 assets. The fair values of pooled trust preferred securities and $6.9 million of single-issuer trust preferred securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models and were not indicative prices or binding offers. The Corporation classified $67.1 million of other single-issuer trust preferred securities as Level 2 assets above.

Equity securities totaling $85.7 million, issued by the Federal Home Loan Bank and Federal Reserve Bank, have been excluded from the above table.

•	Other financial assets – Included within this asset category are Level 1 assets, consisting of mutual funds that are held in trust for employee deferred compensation plans and measured at fair value based on quoted prices for identical securities in active markets, and Level 2 assets representing the fair value of mortgage banking derivatives in the form of interest rate locks with customers and forward commitments with secondary market investors. The fair value of the Corporation’s interest rate locks and forward commitments are determined as the amount that would be required to settle each derivative financial instrument at the balance sheet date. See Note G, “Derivative Financial Instruments”, for additional information.

•	Other financial liabilities – Included within this category are: Level 1 employee deferred compensation liabilities which are the amounts due to employees under the deferred compensation plans described under the heading “Other financial assets” above; Level 2 mortgage banking derivatives, described under the heading “Other financial assets” above; and Level 3 financial guarantees associated with the Corporation’s commitment to purchase ARCs held within customer accounts.

The fair value of the financial guarantee liability associated with ARCs held by the Corporation’s customers was determined using the same methods as the ARCs held by the Corporation and described under the heading “Available for sale investment securities” above. The Corporation purchased all remaining ARCs held in customer accounts during the three months ended June 30, 2009, therefore, there is no balance outstanding as of September 30, 2009. See Note H, “Commitments and Contingencies” for additional information.

The following tables present the changes in the Corporation’s assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three and nine months ended September 30, 2009:

Three Months Ended September 30, 2009
	Available for Sale Investment Securities			Other Financial
	Pooled Trust	Single-issuer		Liabilities –
	Preferred	Trust Preferred	ARC	ARC Financial
	Securities	Securities	Investments	Guarantee
		(in thousands)
Balance, June 30, 2009	$4,915	$7,006	$289,575	$—
Realized adjustment to fair value (2)	(1,846)	—	—	—
Unrealized adjustment to fair value (3)	1,781	1,054	4,650	—
Sales	—	—	(3,086)	—
Redemptions	—	—	(6,135)	—
(Premium amortization)/Discount accretion (4)	(4)	1	586	—

Balance, September 30, 2009	$4,846	$8,061	$285,590	$—

Nine Months Ended September 30, 2009
	Available for Sale Investment Securities			Other Financial
	Pooled Trust	Single-issuer		Liabilities –
	Preferred	Trust Preferred	ARC	ARC Financial
	Securities	Securities	Investments	Guarantee
		(in thousands)
Balance, December 31, 2008	$15,381	$7,544	$195,900	$(8,653)
Purchases (1)	—	—	89,383	14,890
Realized adjustment to fair value (2)	(6,475)	—	—	(6,237)
Unrealized adjustment to fair value (3)	(4,059)	514	7,797	—
Sales	—	—	(3,086)	—
Redemptions	—	—	(6,852)	—
(Premium amortization)/Discount accretion (4)	(1)	3	2,448	—

Balance, September 30, 2009	$4,846	$8,061	$285,590	$—

(1)	For ARC investments, amount represents ARCs acquired from customers, less an adjustment to fair value upon purchase. For the ARC financial guarantee, amount represents the reversal of the guarantee liability due to the purchase of ARCs from customers.

(2)	For pooled trust preferred securities, realized adjustments to fair value represent credit related other-than-temporary impairment charges that were recorded as a reduction to investment securities gains on the consolidated statements of income. For the ARC financial guarantee, the realized adjustment to fair value has been included as a component of operating risk loss on the Corporation’s consolidated statements of income.

(3)	Pooled trust preferred securities, single-issuer trust preferred securities, and ARC investments are classified as available for sale investment securities; as such, the unrealized adjustment to fair value was recorded as an unrealized holding gain (loss) and included as a component of available for sale investment securities on the Corporation’s consolidated balance sheet.

(4)	Included as a component of net interest income on the Corporation’s consolidated statements of income.
Items Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment.

The Corporation’s assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheet as of September 30, 2009 were as follows:

	Level 1	Level 2	Level 3	Total
		(in thousands)
Loans held for sale	$—	$6,216	$—	$6,216
Net loans	—	—	636,610	636,610
Other financial assets	—	11,480	20,751	32,231

Total assets	$—	$17,696	$657,361	$675,057

The valuation techniques used to measure fair value for the items in the table above are as follows:
•	Loans held for sale – This category consists of loans held for sale that were measured at the lower of aggregate cost or fair value. Fair value was measured as the price that secondary market investors were offering for loans with similar characteristics.

•	Net loans – This category includes commercial loans and commercial mortgage loans which were considered to be impaired under FASB ASC Section 310-10-35 and have been classified as Level 3 assets. Impaired loans are measured at fair value based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or fair value of its collateral, if the loan is collateral dependent. An allowance for loan losses is allocated to an impaired loan if its carrying value exceeds its estimated fair value. The amount shown is the balance of impaired loans, net of the related allowance for loan losses.

•	Other financial assets – This category includes foreclosed assets that the Corporation obtained during the first nine months of 2009. Fair values for these Level 2 assets were based on estimated selling prices less estimated selling costs for similar assets in active markets.

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
FASB ASC Section 825-10-50 Fair Values of Financial Instruments
In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, codified as FASB ASC Section 825-10-50. This staff position requires publicly traded companies to include all disclosures required by FASB ASC Section 825-10-50 in interim reporting periods as well as in annual financial statements. This staff position was effective for interim reporting periods ending after June 15, 2009, or June 30, 2009 for the Corporation.
The following table details the book values and estimated fair values of the Corporation’s financial instruments as of September 30, 2009 and December 31, 2008. In addition, a general description of the methods and assumptions used to estimate such fair values is also provided below.
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

	September 30, 2009		December 31, 2008
		Estimated		Estimated
	Book Value	Fair Value	Book Value	Fair Value
		(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$252,004	$252,004	$331,164	$331,164
Interest-bearing deposits with other banks	24,048	24,048	16,791	16,791
Federal funds sold	—	—	4,919	4,919
Loans held for sale (1)	84,766	84,766	95,840	95,840
Securities held to maturity	9,145	9,248	9,636	9,765
Securities available for sale (1)	3,265,254	3,265,254	2,715,205	2,715,205

Loans, net of unearned income (1)	11,968,246	11,634,700	12,042,620	11,764,715
Accrued interest receivable	60,433	60,433	58,566	58,566
Other financial assets (1)	128,072	128,072	114,219	114,219

FINANCIAL LIABILITIES

Demand and savings deposits	$6,587,314	$6,587,314	$5,453,799	$5,453,799
Time deposits (1)	5,445,366	5,473,370	5,098,117	5,137,078
Short-term borrowings	722,618	722,618	1,762,770	1,762,770
Accrued interest payable	49,962	49,962	53,678	53,678
Other financial liabilities (1)	51,401	51,401	73,203	73,203
Federal Home Loan Bank advances and long-term debt	1,650,870	1,611,403	1,787,797	1,765,815

(1)	Description of fair value determinations for these financial instruments, or certain financial instruments within these categories, measured at fair value on the Corporation’s consolidated balance sheets, are detailed under the heading, “FASB ASC Topic 820 Fair Value Measurements” above.
For short-term financial instruments, defined as those with remaining maturities of 90 days or less and excluding those recorded at fair value and reported above under the heading, “FASB ASC Topic 820 Fair Value Measurements”, the carrying amount was considered to be a reasonable estimate of fair value. The following instruments are predominantly short-term:

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
The estimated fair values of securities held to maturity as of September 30, 2009 and December 31, 2008 were based on quoted market prices, broker quotes or dealer quotes.
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
NOTE K – Subsequent Events
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events”, codified as FASB ASC Section 855-10-50, which establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued and was effective for the Corporation on June 30, 2009. The Corporation has evaluated subsequent events through November 9, 2009, the date these financial statements were issued.
NOTE L – New Accounting Standards
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (Statement 166). Statement 166 amends the accounting for transfers of financial assets. Among its amendments to FASB Statement 140, it eliminates the concept of qualifying special-purpose entities, requires additional criteria to be met in order for the transfer of portions of financial assets to qualify for sale treatment, and expands the legal isolation criteria. Statement 166 is effective for a reporting entity’s first annual reporting period that begins after November 15, 2009, or January 1, 2010 for the Corporation. The Corporation does not believe the adoption of Statement 166 will have a material impact on its consolidated financial statements.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (Statement 167). Statement 167 amends the accounting for variable interest entities. Statement 167 amends the criteria for determining the primary beneficiary of, and the entity required to consolidate, a variable interest entity. Statement 167 is effective for a reporting entity’s first annual reporting period that begins after November 15, 2009, or January 1, 2010 for the Corporation. The Corporation does not believe the adoption of Statement 167 will have a material impact on its consolidated financial statements.
NOTE M – Reclassifications
Certain amounts in the 2008 consolidated financial statements and notes have been reclassified to conform to the 2009 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) concerns Fulton Financial Corporation (the Corporation), a corporation incorporated under the laws of the Commonwealth of Pennsylvania in 1982 which is a financial holding company, and its wholly owned subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes presented in this report.
FORWARD-LOOKING STATEMENTS
The Corporation has made, and may continue to make, certain forward-looking statements with respect to: its acquisition and growth strategies; market risk; changes or adverse developments in economic, political, or regulatory conditions; a continuation or worsening of the current disruption in credit and other markets, including the lack of or reduced access to, and the abnormal functioning of markets for mortgages and other asset-backed securities and for commercial paper and other short-term borrowings; changes in the levels of Federal Deposit Insurance Corporation deposit insurance premiums and assessments; the effect of competition and interest rates on net interest margin and net interest income; investment strategy and income growth; investment securities gains and losses; declines in the value of securities which may result in charges to earnings; changes in rates of deposit and loan growth; asset quality and the impact on assets from adverse changes in the economy and in credit or other markets and resulting effects on credit risk and asset values; balances of risk-sensitive assets to risk-sensitive liabilities; salaries and employee benefits and other expenses; amortization of intangible assets; goodwill impairment; capital and liquidity strategies and other financial and business matters for future periods. The Corporation cautions that these forward-looking statements are subject to various assumptions, risks and uncertainties. Because of the possibility of changes in these assumptions, actual results could differ materially from forward-looking statements. The Corporation undertakes no obligations to update or revise any forward-looking statements.
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

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	As of or for the		As of or for the
	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008
Net income available to common shareholders (in thousands)	$18,300	$29,076	$34,419	$96,250
Income before income taxes (in thousands)	$29,171	$38,778	$59,344	$132,075
Diluted net income per share	$0.10	$0.17	$0.20	$0.55
Return on average assets	0.56%	0.73%	0.40%	0.81%
Return on average common equity	4.78%	7.25%	3.06%	8.02%
Return on average tangible common equity (1)	7.91%	12.72%	5.24%	14.00%
Net interest margin (2)	3.55%	3.77%	3.48%	3.71%
Non-performing assets to total assets	1.82%	1.15%	1.82%	1.15%
Net charge-offs to average loans (annualized)	0.81%	0.38%	0.93%	0.29%

(1)	Calculated as net income, adjusted for intangible asset amortization (net of tax), divided by average shareholders’ equity, excluding goodwill and intangible assets.

(2)	Presented on a fully taxable-equivalent basis, using a 35% Federal tax rate and statutory interest expense disallowances. See also “Net Interest Income” section of Management’s Discussion.
The Corporation’s income before income taxes for the third quarter of 2009 decreased $9.6 million, or 24.8%, from the same period in 2008. Income before income taxes for the first nine months of 2009 decreased $72.7 million, or 55.1%, in comparison to the first nine months of 2008. The decreases in income before income taxes for the three and nine months ended September 30, 2009 in comparison to the same periods in 2008 were primarily due to the following significant items:
Decreases in income before income taxes:
•	Increases in the provision for loan losses of $18.3 million and $90.4 million for the three and nine months ended September 30, 2009, respectively. The increases in provision for loan losses were due to increases in the levels of non-performing assets and net charge-offs, resulting in additional allocations to the allowance for credit losses.
•	Increases in Federal Deposit Insurance Corporation (FDIC) insurance expense of $4.1 million and $19.1 million for the three and nine months ended September 30, 2009, respectively. The increases in FDIC insurance expense were primarily due to the increase in assessment rates in 2009 and a $7.7 million special assessment in the second quarter of 2009.
•	Decrease in other income of $13.9 million due to the pre-tax gain on the sale of the Corporation’s credit card portfolio in the second quarter of 2008. During the second quarter of 2008, the Corporation sold its approximately $87 million credit card portfolio to U.S. Bank National Association ND, d/b/a Elan Financial Services, and recorded a $13.9 million pre-tax gain on the transaction.
•	Decreases in net interest income of $1.2 million and $6.9 million for the three and nine months ended September 30, 2009, respectively. The decreases in net interest income were due to declines in net interest margin, partially offset by increases in average interest-earning assets.

During 2008, interest rates declined significantly due to the Federal Reserve Board lowering the Federal funds rate from 4.25% at January 1, 2008 to 0-0.25% at December 31, 2008. The average prime rate decreased from 5.45% for the nine months ended September 30, 2008 to 3.25% for the nine months ended September 30, 2009. Asset yields declined further than rates paid on interest-

bearing liabilities. As a result, the Corporation’s net interest margin for the three and nine months ended September 30, 2009 decreased in comparison to the same periods in 2008.
Increases in income before income taxes:
•	Reductions in other-than-temporary impairment charges on investments of $7.9 million and $30.1 million for the three and nine months ended September 30, 2009, respectively. The decreases in other-than-temporary impairment charges were related to equity and debt securities issued by financial institutions. During the three and nine months ended September 30, 2009, the Corporation recorded other-than-temporary impairment charges for financial institutions stocks of $949,000 and $2.6 million, respectively. In addition, the Corporation recorded other-than-temporary impairment charges for pooled trust preferred securities issued by financial institutions of $1.8 million and $6.5 million, respectively. In comparison, during the three and nine months ended September 30, 2008, other-than-temporary impairment charges for financial institutions stocks were $2.0 million and $30.3 million, respectively. In addition, other-than-temporary impairment charges for debt securities issued by financial institutions during the three and nine months ended September 30, 2008 were $7.8 million.
•	Reductions in contingent losses associated with the Corporation’s guarantee to purchase illiquid auction rate certificates (ARCs) from customers of $2.7 million and $9.6 million for the three and nine months ended September 30, 2009, respectively. Beginning in the second quarter of 2008, the Corporation offered to purchase illiquid ARCs held by customers of its investment management and trust subsidiary, Fulton Financial Advisors, N.A. (FFA). During the second quarter of 2009, the Corporation purchased all remaining ARCs held by customers and, therefore, no contingent loss was required in the third quarter of 2009.
•	Increases in gains on sales of mortgage loans of $512,000 and $11.5 million for the three and nine months ended September 30, 2009, respectively. During 2009, low interest rates on residential mortgages resulted in a significant increase in residential mortgage refinances. As a result, the Corporation’s volumes of residential mortgage sales and gains on such sales increased.

Quarter Ended September 30, 2009 compared to the Quarter Ended September 30, 2008
Net Interest Income
The following table provides a comparative average balance sheet and net interest income analysis for the third quarter of 2009 as compared to the same period in 2008. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Three months ended September 30
	2009			2008
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate	Balance	Interest (1)	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income (2)	$11,913,581	$163,915	5.46%	$11,696,841	$181,562	6.18%
Taxable investment securities (3)	2,722,751	29,376	4.31	2,117,207	26,025	4.92
Tax-exempt investment securities (3)	436,209	6,101	5.59	509,994	6,944	5.45
Equity securities (1) (3)	132,176	632	1.90	168,690	1,614	3.82

Total investment securities	3,291,136	36,109	4.39	2,795,891	34,583	4.95
Loans held for sale	102,367	1,550	6.06	101,319	1,539	6.08
Other interest-earning assets	24,348	51	0.83	19,013	142	2.94

Total interest-earning assets	15,331,432	201,625	5.23%	14,613,064	217,826	5.94%
Noninterest-earning assets:
Cash and due from banks	301,875			322,550
Premises and equipment	204,416			197,895
Other assets	959,628			933,303
Less: Allowance for loan losses	(234,446)			(123,865)

Total Assets	$16,562,905			$15,942,947

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$1,883,087	$2,119	0.45%	$1,734,198	$3,166	0.73%
Savings deposits	2,556,717	5,187	0.80	2,192,747	6,633	1.20
Time deposits	5,554,349	36,519	2.61	4,308,903	37,393	3.45

Total interest-bearing deposits	9,994,153	43,825	1.74	8,235,848	47,192	2.28
Short-term borrowings	863,281	835	0.38	2,432,109	12,877	2.08
FHLB advances and long-term debt	1,695,427	20,400	4.77	1,819,897	19,722	4.32

Total interest-bearing liabilities	12,552,861	65,060	2.06%	12,487,854	79,791	2.54%
Noninterest-bearing liabilities:
Demand deposits	1,922,460			1,669,908
Other	198,314			190,012

Total Liabilities	14,673,635			14,347,774
Shareholders’ equity	1,889,270			1,595,173

Total Liabilities and Shareholders’ Equity	$16,562,905			$15,942,947

Net interest income/net interest margin (FTE)		136,565	3.55%		138,035	3.77%

Tax equivalent adjustment		(3,764)			(4,017)

Net interest income		$132,801			$134,018

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	2009 vs. 2008
	Increase (decrease) due
	to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$3,389	$(21,036)	$(17,647)
Taxable investment securities	6,879	(3,528)	3,351
Tax-exempt investment securities	(1,024)	181	(843)
Equity securities	(295)	(687)	(982)
Loans held for sale	18	(7)	11
Other interest-earning assets	31	(122)	(91)

Total interest income	$8,998	$(25,199)	$(16,201)

Interest expense on:
Demand deposits	$255	$(1,302)	$(1,047)
Savings deposits	988	(2,434)	(1,446)
Time deposits	9,458	(10,332)	(874)
Short-term borrowings	(5,319)	(6,723)	(12,042)
FHLB advances and long-term debt	(1,373)	2,051	678

Total interest expense	$4,009	$(18,740)	$(14,731)

Interest income decreased $16.2 million, or 7.4%, due to a $25.2 million decrease as a result of changes in interest rates. During the third quarter of 2009, the average yield on interest-earning assets decreased 71 basis points, or 12.0%, in comparison to the third quarter of 2008. The decrease in interest income due to changes in rates was partially offset by a $9.0 million increase in interest income realized from growth in average interest-earning assets of $718.4 million, or 4.9%.
The increase in average interest-earning assets was due, in part, to loan growth, which is summarized, by type, in the following table:

	Three months ended
	September 30		Increase (decrease)
	2009	2008	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$4,158,802	$3,806,311	$352,491	9.3%
Commercial – industrial, financial and agricultural	3,667,854	3,545,797	122,057	3.4
Real estate – home equity	1,651,400	1,619,687	31,713	2.0
Real estate – construction	1,050,359	1,324,085	(273,726)	(20.7)
Real estate – residential mortgage	933,943	947,510	(13,567)	(1.4)
Consumer	371,676	369,052	2,624	0.7
Leasing and other	79,547	84,399	(4,852)	(5.7)

Total	$11,913,581	$11,696,841	$216,740	1.9%

The growth in average loans was primarily in commercial mortgages, commercial loans and home equity loans. The increases in commercial mortgages and commercial loans were primarily in floating and adjustable rate products and largely resulted from market share opportunities. The increase in home equity loans was due to an increase in consumer demand.

Geographically, the increase in commercial mortgage loans was mainly attributable to increases within the Corporation’s Pennsylvania ($173.0 million), Maryland ($92.0 million) and New Jersey ($75.4 million) banks, while the increase in commercial loans was due to increases in Pennsylvania ($129.3 million) and New Jersey ($23.8 million) banks, offset by a decrease in Maryland ($35.4 million).
Offsetting these increases was a decrease in construction loans, due to a slowdown in residential housing construction and the Corporation’s efforts to reduce its credit exposure in this sector. Geographically, the decrease was attributable to decreases in the Corporation’s Maryland ($129.2 million), Pennsylvania ($53.4 million), Virginia ($45.2 million) and New Jersey ($38.9 million) banks.
The average yield on loans decreased 72 basis points, or 11.7%, from 6.18% in 2008 to 5.46% in 2009. The decrease in yield reflected a lower interest rate environment, as illustrated by a lower average prime rate during the third quarter of 2009 (3.25%) as compared to the same period in 2008 (5.00%). The decrease in average yields was not as pronounced as the decrease in the average prime rate as fixed and adjustable rate loans, unlike floating rate loans, have a lagged repricing effect during periods of short-term rate declines.
Average investments increased $495.2 million, or 17.7%, due in large part, to increases in collateralized mortgage obligations and ARCs. The increase in ARCs was related to purchases of those securities from customers, increasing total average investments by $158.6 million. The increase in collateralized mortgage obligations was due to the allocation of proceeds from significant deposit growth and, to a lesser extent, to the use of funds received from the issuance of preferred stock to the U.S. Treasury Department (UST) in December 2008.
The average yield on investments decreased 56 basis points, or 11.3%, from 4.95% in 2008 to 4.39% in 2009, as reinvestment of cash flows and incremental purchases were at yields that were lower than the overall portfolio yield. In addition, investment yields were adversely impacted by the reduction, or in some cases the suspension of, dividends on equities, particularly financial institutions stocks and Federal Home Loan Bank (FHLB) stocks.
The $16.2 million decrease in interest income was partially offset by a decrease in interest expense of $14.7 million, or 18.5%, to $65.1 million in the third quarter of 2009 from $79.8 million in the same period in 2008. Interest expense decreased $18.7 million as a result of a 48 basis point, or 18.9%, decrease in the average cost of interest-bearing liabilities. This decrease was partially offset by a $4.0 million increase in interest expense resulting from growth in average interest-bearing liabilities of $65.0 million, or 0.5%.
The following table summarizes the increases in average deposits, by type:

	Three months ended
	September 30		Increase
	2009	2008	$	%
	(dollars in thousands)
Noninterest-bearing demand	$1,922,460	$1,669,908	$252,552	15.1%
Interest-bearing demand	1,883,087	1,734,198	148,889	8.6
Savings	2,556,717	2,192,747	363,970	16.6

Total, excluding time deposits	6,362,264	5,596,853	765,411	13.7
Time deposits	5,554,349	4,308,903	1,245,446	28.9

Total	$11,916,613	$9,905,756	$2,010,857	20.3%

The Corporation experienced an increase in noninterest-bearing and interest-bearing demand and savings accounts of $765.4 million, or 13.7%. The increase in noninterest-bearing demand accounts was primarily in business accounts, while the increase in interest-bearing demand and savings accounts was in business, personal and governmental accounts. The growth in business accounts due, in part, to businesses being required to keep higher balances on hand to offset service fees, as well as a movement from the Corporation’s cash management products due to the current low rates.
The increase in time deposits was due, in large part, to active promotion during late 2008 and throughout the first quarter of 2009. In the short-term, this certificate of deposit growth had a negative impact on net interest income and net interest margin as alternative funding sources, such as short-term borrowings, currently carry a lower cost than time deposits. However, this shift in funding sources was consistent with the Corporation’s focus on building customer relationships, which has served to strengthen the Corporation’s overall liquidity profile.
The average cost of interest-bearing deposits decreased 54 basis points, or 23.7%, from 2.28% in 2008 to 1.74% in 2009 due to a decrease in cost of certificates of deposit. The average cost of certificates of deposit decreased 84 basis points, or 24.3%, due to the maturity and renewal of certificates of deposits at lower rates in 2009.
As average deposits increased, short-term and long-term borrowings decreased, as summarized in the following table:

	Three months ended
	September 30		Increase (decrease)
	2009	2008	$	%
	(dollars in thousands)
Short-term borrowings:
Customer short-term promissory notes	$259,534	$486,179	$(226,645)	(46.6%)
Customer repurchase agreements	254,789	213,827	40,962	19.2

Total short-term customer funding	514,323	700,006	(185,683)	(26.5)
Federal funds purchased	348,444	1,399,130	(1,050,686)	(75.1)
FHLB overnight repurchase agreements	—	290,761	(290,761)	(100.0)
Other short-term borrowings	514	42,212	(41,698)	(98.8)

Total other short-term borrowings	348,958	1,732,103	(1,383,145)	(79.9)

Total short-term borrowings	863,281	2,432,109	(1,568,828)	(64.5)

Long-term debt:
FHLB advances	1,312,304	1,436,741	(124,437)	(8.7)
Other long-term debt	383,123	383,156	(33)	—

Total long-term debt	1,695,427	1,819,897	(124,470)	(6.8)

Total	$2,558,708	$4,252,006	$(1,693,298)	(39.8%)

The decrease in short-term borrowings was the result of a $1.1 billion decrease in Federal funds purchased and a $290.8 million decrease in FHLB overnight repurchase agreements. Also contributing to the decrease was a $185.7 million decrease in short-term customer funding, due to customers transferring funds from the cash management program to deposits due to the low interest rate environment. The decrease in long-term debt was due to maturities of FHLB advances.

Provision for Loan Losses and Allowance for Credit Losses
The following table presents the activity in the Corporation’s allowance for credit losses:

	Three months ended
	September 30
	2009	2008
	(dollars in thousands)
Loans, net of unearned income outstanding at end of period	$11,968,246	$11,823,529

Daily average balance of loans, net of unearned income	$11,913,581	$11,696,841

Balance of allowance for credit losses at beginning of period	$220,954	$126,223
Loans charged off:
Real estate – construction	9,356	2,733
Commercial – industrial, agricultural and financial	7,787	4,684
Real estate – commercial mortgage	3,554	2,405
Real estate – residential mortgage and home equity	1,065	719
Consumer	2,527	991
Leasing and other	1,637	1,166

Total loans charged off	25,926	12,698

Recoveries of loans previously charged off:
Real estate – construction	26	17
Commercial – industrial, agricultural and financial	444	749
Real estate – commercial mortgage	493	88
Real estate – residential mortgage and home equity	1	133
Consumer	354	304
Leasing and other	375	313

Total recoveries	1,693	1,604

Net loans charged off	24,233	11,094
Provision for loan losses	45,000	26,700

Balance of allowance for credit losses at end of period	$241,721	$141,829

Components of Allowance for Credit Losses:
Allowance for loan losses	$234,511	$136,988
Reserve for unfunded lending commitments	7,210	4,841

Allowance for credit losses	$241,721	$141,829

Selected Ratios:
Net charge-offs to average loans (annualized)	0.81%	0.38%
Allowance for credit losses to loans outstanding	2.02%	1.20%
Allowance for loan losses to loans outstanding	1.96%	1.16%

The following table summarizes the Corporation’s non-performing assets as of the indicated dates:

	September 30	September 30	December 31
	2009	2008	2008
	(dollars in thousands)
Non-accrual loans	$228,961	$143,310	$161,962
Loans 90 days past due and accruing	52,797	21,354	35,177

Total non-performing loans	281,758	164,664	197,139
Other real estate owned (OREO)	19,151	21,706	21,855

Total non-performing assets	$300,909	$186,370	$218,994

Non-accrual loans to total loans	1.91%	1.21%	1.34%
Non-performing assets to total assets	1.82%	1.15%	1.35%
Allowance for credit losses to non-performing loans	85.79%	86.13%	91.38%
Non-performing assets to tangible common shareholders’ equity and allowance for credit losses	24.24%	17.00%	19.68%
Excluded from preceding table were $33.1 million of loans whose terms were modified under a troubled debt restructuring and were current under their modified terms at September 30, 2009. These troubled debt restructurings were predominantly adequately collateralized residential mortgage loans.
The following table summarizes loan delinquency rates, by type, as of the indicated dates:

	September 30, 2009			December 31, 2008
	30-60	> 90		30-60	> 90
	Days	Days	Total	Days	Days	Total
Real estate – construction	1.25%	10.12%	11.37%	2.06%	6.15%	8.21%
Commercial – industrial, agricultural and financial	0.61	1.65	2.26	0.56	1.08	1.64
Real estate – commercial mortgage	0.53	1.31	1.84	0.74	1.03	1.77
Real estate – residential mortgage	4.14	5.14	9.28	4.14	2.97	7.11
Consumer, home equity, leasing and other	1.14	0.60	1.74	0.82	0.41	1.23

Total	1.00%	2.34%	3.34%	1.11%	1.64%	2.75%
The following table summarizes the Corporation’s non-performing loans, by type, as of the indicated dates:

	September 30	September 30	December 31
	2009	2008	2008
	(in thousands)
Real estate – construction	$104,789	$57,436	$80,083
Commercial – industrial, agricultural and financial	63,217	41,489	40,294
Real estate – commercial mortgage	54,930	32,642	41,745
Real estate – residential mortgage and home equity	46,192	26,274	26,304
Consumer	12,292	6,558	8,374
Leasing	338	265	339

Total non-performing loans	$281,758	$164,664	$197,139

Non-performing assets increased to $300.9 million, or 1.82% of total assets, at September 30, 2009, from $186.4 million, or 1.15% of total assets, at September 30, 2008. The increase in non-performing assets in comparison to September 30, 2008 was primarily due to a $47.4 million, or 82.4%, increase in non-performing construction loans, a $22.3 million, or 68.3%, increase in non-performing commercial mortgages, a $21.7 million, or 52.4%, increase in non-performing commercial loans and a $19.9 million, or 75.8%, increase in non-performing residential mortgage and home equity loans.
The $47.4 million increase in non-performing construction loans was related to the slowdown of residential housing activity and deteriorating real estate values, particularly within the Corporation’s Maryland and Virginia markets, which accounted for $77.2 million, or 73.7%, of the $104.8 million of non-performing construction loans at September 30, 2009. Remaining non-performing construction loans at September 30, 2009 of $18.9 million and $8.6 million were in the Corporation’s New Jersey and Pennsylvania markets, respectively.
The $22.3 million increase in non-performing commercial mortgages was due primarily to an increase in non-performing loans in the Corporation’s New Jersey market. The $21.7 million increase in non-performing commercial loans was caused by an increase in non-performing loans in the Corporation’s Pennsylvania market. The $19.9 million increase in non-performing residential housing and home equity loans was spread across most of the Corporation’s geographical markets.
The $19.2 million balance of OREO as of September 30, 2009 included $11.9 million of foreclosures on repurchased residential mortgage loans and $4.4 million of foreclosed commercial loan properties.
Net charge-offs increased $13.1 million, or 118.4%, to $24.2 million for the third quarter of 2009 compared to $11.1 million for the third quarter of 2008. Annualized net charge-offs to average loans increased 43 basis points, or 113.2%, to 81 basis points for the third quarter of 2009. Of the $24.2 million of net charge-offs recorded for the third quarter of 2009, 35.1% was for banks located in New Jersey, 24.4% in Virginia, 20.8% in Pennsylvania, 16.7% in Maryland and 3.0% in Delaware. During the third quarter of 2009, there were four individual charge-offs which exceeded $1.0 million, with an aggregate amount of $5.9 million, of which $4.7 million were loans to customers whose businesses were negatively impacted by the downturn in residential real estate.
The provision for loan losses totaled $45.0 million for the third quarter of 2009, an increase of $18.3 million, or 68.5%, over the same period in 2008. This significant increase in the provision for loan losses was related to the increase in non-performing loans and net charge-offs, and the resulting need for additional allocations to the allowance for credit losses.
The following table presents ending balances of loans outstanding, net of unearned income:

	September 30	September 30	December 31
	2009	2008	2008
	(in thousands)
Real-estate – commercial mortgage	$4,186,654	$3,873,802	$4,016,700
Commercial – industrial, agricultural and financial	3,719,966	3,554,615	3,635,544
Real-estate – home equity	1,651,711	1,647,063	1,695,398
Real-estate – construction	1,029,079	1,308,008	1,269,330
Real-estate – residential mortgage	930,207	972,930	972,797
Consumer	375,685	388,032	365,692
Leasing and other	74,944	79,079	87,159

Loans, net of unearned income	$11,968,246	$11,823,529	$12,042,620

Approximately $5.2 billion, or 43.6%, of the Corporation’s loan portfolio was in commercial mortgage and construction loans at September 30, 2009. The performance of real estate markets and general economic conditions have adversely impacted the performance of these loans, most significantly construction loans to residential housing developers by the Corporation’s Maryland and Virginia banks. Construction loans outstanding for the Corporation’s Virginia and Maryland banks at September 30, 2009 were $266.2 million and $260.4 million, respectively.

Commercial loans comprise 31.1% of the total loan portfolio. The credit quality of these loans has been impacted by generally poor economic conditions as evidenced by an increasing level of non-performing loans in this portfolio since December 31, 2008. In particular, the credit quality of loans to commercial borrowers whose businesses are related to the residential housing industry continued to deteriorate during the third quarter of 2009.
Approximately $2.6 billion, or 21.6%, of the Corporation’s loan portfolio was in residential mortgage and home equity loans at September 30, 2009. Decreases in residential real estate values in some of the Corporation’s geographic areas, most notably in portions of Maryland, New Jersey and Virginia, and generally poor economic conditions have resulted in increases in non-performing loans and negatively impacted the overall credit quality of the portfolio.
Management believes that the allowance for credit losses of $241.7 million at September 30, 2009 is sufficient to cover losses inherent in both the loan portfolio and the unfunded lending commitments as of that date and is appropriate based on applicable accounting standards.
Other Income
The following table presents the components of other income:

	Three months ended
	September 30		Increase (decrease)
	2009	2008	$	%
	(dollars in thousands)
Service charges on deposit accounts	$15,321	$16,177	$(856)	(5.3%)
Other service charges and fees	10,003	9,598	405	4.2
Investment management and trust services	8,191	8,045	146	1.8
Gains on sales of mortgage loans	2,778	2,266	512	22.6
Credit card income	1,520	1,356	164	12.1
Gains on sales of OREO	521	164	357	217.7
Other	2,891	2,710	181	6.7

Total, excluding investment securities losses	41,225	40,316	909	2.3
Investment securities losses	(45)	(9,501)	9,456	99.5

Total	$41,180	$30,815	$10,365	33.6%

The $856,000, or 5.3%, decrease in service charges on deposit accounts was due primarily to a $722,000, or 21.4%, decrease in cash management fees and a $122,000, or 1.3%, decrease in overdraft fees. The decrease in cash management fees was due to customers transferring funds from the cash management program to deposits due to the low interest rate environment.
The $405,000, or 4.2%, increase in other service charges was primarily due to a $347,000, or 13.8%, increase in debit card fees due to transaction volume increases.
Gains on sales of mortgage loans increased $512,000, or 22.6%, due to an increase in the volume of loans sold. Total loans sold in the third quarter of 2009 were $579.6 million, compared to $172.7 million in the third quarter of 2008. The $406.8 million, or 235.5%, increase in the volume of loans sold was mainly due to an increase in refinance activity, as rates remained relatively low in comparison to the prior year. For the three months ended September 30, 2009, 58% of loans originated for sale represented refinances, compared to 31% for the same period in 2008.
Investment securities losses of $45,000 for the third quarter of 2009 included $2.8 million of net gains on the sales of securities, offset by $2.8 million of other-than-temporary impairment charges. The

Corporation recorded $1.8 million of other-than-temporary impairment charges for pooled trust preferred securities issued by financial institutions and $949,000 of other-than-temporary impairment charges related to financial institutions stocks. The $9.5 million of investment securities losses for the third quarter of 2008 was due primarily to $7.8 million of other-than-temporary impairment charges for debt securities issued by financial institutions, $2.0 million of other-than-temporary impairment charges related to financial institutions stocks and $816,000 of other-than-temporary impairment charges for other equity securities, offset by $1.2 million of net gains on the sales of investment securities. See Note C, “Investment Securities” in the Notes to Consolidated Financial Statements for additional details.
Other Expenses
The following table presents the components of other expenses:

	Three months ended
	September 30		Increase (decrease)
	2009	2008	$	%
	(dollars in thousands)
Salaries and employee benefits	$54,086	$55,310	$(1,224)	(2.2%)
Net occupancy expense	10,165	10,237	(72)	(0.7)
FDIC insurance expense	5,244	1,147	4,097	357.2
Equipment expense	3,281	3,061	220	7.2
Data processing	3,121	3,242	(121)	(3.7)
Professional fees	2,386	1,575	811	51.5
Telecommunications	2,139	2,001	138	6.9
Marketing	1,982	3,097	(1,115)	(36.0)
Supplies	1,453	1,418	35	2.5
Intangible amortization	1,429	1,730	(301)	(17.4)
Postage	1,365	1,307	58	4.4
OREO expense	1,095	1,471	(376)	(25.6)
Operating risk loss	338	3,480	(3,142)	(90.3)
Other	11,726	10,279	1,447	14.1

Total	$99,810	$99,355	$455	0.5%

Salaries and employee benefits decreased $1.2 million, or 2.2%, with salaries decreasing $1.6 million, or 3.5%, and employee benefits increasing $363,000, or 3.8%. The decrease in salaries was primarily due to a $1.0 million decrease in bonus expense, in addition to a decrease in average full-time equivalent employees from 3,670 in the third quarter of 2008 to 3,580 in the third quarter of 2009. The decrease in average full-time equivalent employees was primarily due to the consolidation of Columbia Bank’s back office functions in the third quarter of 2009.
The $363,000 increase in employee benefits was primarily due to a $460,000 increase in defined benefit pension plan expense due to lower returns on plan assets and a $438,000 increase in healthcare costs as claims costs increased, offset by a $287,000 reduction in postretirement plan expense due to a reduction in benefits covered and a $180,000 decrease in severance costs.
The $4.1 million increase in FDIC insurance expense was due to an increase in assessment rates, which were effective January 1, 2009, as well as the expiration of one-time credits, the remaining balance of which were utilized during the first quarter of 2009. In the third quarter of 2008, gross FDIC insurance premiums were $1.8 million and were reduced by $664,000 of one-time credits.
The $811,000 increase in professional fees was primarily due to increased legal costs associated with collection and workout efforts for non-performing loans. The $1.1 million decrease in marketing expenses was due to an effort to reduce discretionary spending and to the timing of promotional campaigns. The $301,000 decrease in intangible amortization was mainly due to a decrease in core deposit intangible asset amortization. The $376,000 decrease in OREO expense was due to a $618,000 decrease in loss provisions, offset by a $242,000 increase in carrying costs.
The $3.1 million decrease in operating risk loss was due to a $2.7 million reduction in charges related to the Corporation’s commitment to purchase ARCs from customer accounts and a $500,000 decrease in losses on the actual and potential repurchase of residential mortgage and home equity loans. See Note H, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for additional details.
The $1.4 million increase in other expenses was due to $1.1 million in costs associated with the consolidation of Columbia Bank’s back office functions in the third quarter of 2009 and an increase in loan collection and workout costs.
Income Taxes
Income tax expense for the third quarter of 2009 was $5.8 million, a $3.9 million, or 40.0%, decrease from $9.7 million in 2008. The decrease was primarily due to a decrease in income before income taxes.
The Corporation’s effective tax rate was 20.0% in 2009, as compared to 25.0% in 2008. The effective rate is generally lower than the Federal statutory rate of 35% due to investments in tax-free municipal securities and Federal tax credits earned from investments in low and moderate-income housing partnerships. The effective rate for the third quarter of 2009 is lower than the same period in 2008 due to non-taxable income and tax credits having a larger impact on the effective rate due to the $9.6 million decrease in income before income taxes.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008
Net Interest Income
The following table provides a comparative average balance sheet and net interest income analysis for the first nine months of 2009 as compared to the same period in 2008. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Nine months ended September 30
	2009			2008
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate	Balance	Interest (1)	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income (2)	$11,971,378	$491,412	5.49%	$11,472,748	$554,437	6.45%
Taxable investment securities (3)	2,538,045	85,648	4.50	2,275,681	84,114	4.93
Tax-exempt investment securities (3)	467,242	19,413	5.54	511,871	20,831	5.43
Equity securities (1) (3)	134,710	2,066	2.05	192,803	5,723	3.96

Total investment securities	3,139,997	107,127	4.55	2,980,355	110,668	4.95
Loans held for sale	115,388	4,439	5.13	102,819	4,726	6.13
Other interest-earning assets	20,754	140	0.90	20,701	462	2.96

Total interest-earning assets	15,247,517	603,118	5.29%	14,576,623	670,293	6.14%
Noninterest-earning assets:
Cash and due from banks	301,009			318,844
Premises and equipment	203,919			196,977
Other assets	940,974			948,134
Less: Allowance for loan losses	(211,105)			(116,598)

Total Assets	$16,482,314			$15,923,980

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$1,819,135	$5,896	0.43%	$1,709,380	$10,538	0.82%
Savings deposits	2,309,103	13,941	0.81	2,179,432	22,396	1.37
Time deposits	5,538,068	121,890	2.94	4,396,409	128,873	3.92

Total interest-bearing deposits	9,666,306	141,727	1.96	8,285,221	161,807	2.61
Short-term borrowings	1,186,568	3,193	0.36	2,365,052	44,093	2.46
FHLB advances and long-term debt	1,754,010	61,744	4.71	1,829,981	60,714	4.43

Total interest-bearing liabilities	12,606,884	206,664	2.19%	12,480,254	266,614	2.85%
Noninterest-bearing liabilities:
Demand deposits	1,798,522			1,649,560
Other	202,209			190,487

Total Liabilities	14,607,615			14,320,301
Shareholders’ equity	1,874,699			1,603,679

Total Liabilities and Shareholders’ Equity	$16,482,314			$15,923,980

Net interest income/net interest margin (FTE)		396,454	3.48%		403,679	3.71%

Tax equivalent adjustment		(11,593)			(11,872)

Net interest income		$384,861			$391,807

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	2009 vs. 2008
	Increase (decrease) due
	to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$22,920	$(85,945)	$(63,025)
Taxable investment securities	9,158	(7,624)	1,534
Tax-exempt investment securities	(1,861)	443	(1,418)
Equity securities	(1,405)	(2,252)	(3,657)
Loans held for sale	534	(821)	(287)
Other interest-earning assets	1	(323)	(322)

Total interest income	$29,347	$(96,522)	$(67,175)

Interest expense on:
Demand deposits	$637	$(5,279)	$(4,642)
Savings deposits	1,259	(9,714)	(8,455)
Time deposits	29,129	(36,112)	(6,983)
Short-term borrowings	(15,073)	(25,827)	(40,900)
FHLB advances and long-term debt	(2,603)	3,633	1,030

Total interest expense	$13,349	$(73,299)	$(59,950)

Interest income decreased $67.2 million, or 10.0%, due to a $96.5 million decrease as a result of changes in interest rates. During the first nine months of 2009, the average yield on interest-earning assets decreased 85 basis points, or 13.8%, in comparison to the first nine months of 2008. The decrease in interest income due to changes in rates was partially offset by a $29.3 million increase in interest income realized from growth in average interest-earning assets of $670.9 million, or 4.6%.
The increase in average interest-earning assets was due mainly to loan growth, which is summarized, by type, in the following table:

	Nine months ended
	September 30		Increase (decrease)
	2009	2008	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$4,100,119	$3,673,874	$426,245	11.6%
Commercial – industrial, financial and agricultural	3,660,083	3,504,467	155,616	4.4
Real estate – home equity	1,672,678	1,571,567	101,111	6.4
Real estate – construction	1,143,476	1,332,548	(189,072)	(14.2)
Real estate – residential mortgage	942,407	898,875	43,532	4.8
Consumer	368,109	406,196	(38,087)	(9.4)
Leasing and other	84,506	85,221	(715)	(0.8)

Total	$11,971,378	$11,472,748	$498,630	4.3%

Loan growth in the first nine months of 2009 in comparison to the first nine months of 2008 was primarily in commercial mortgages, with growth also occurring in commercial loans, home equity loans and residential mortgages. The increases in commercial mortgages and commercial loans were primarily in floating and adjustable rate products. The increase in home equity loans was due to an increase in consumer demand.

Geographically, the increase in commercial mortgage loans was mainly attributable to increases within the Corporation’s Pennsylvania ($218.9 million), New Jersey ($91.0 million) and Maryland ($82.0 million) banks, while the increase in commercial loans was due to increases in Pennsylvania ($131.6 million), New Jersey ($25.9 million) and Virginia ($21.0 million) banks, offset by a decrease in Maryland ($22.0 million).
Offsetting these increases was a $189.1 million decrease in construction loans and a $38.1 million decrease in consumer loans. The decrease in construction loans was due to a slowdown in residential housing construction and the Corporation’s efforts to reduce its credit exposure in this sector, particularly within its Maryland and Virginia markets. The decrease in consumer loans was largely due to the sale of the Corporation’s credit card portfolio during the second quarter of 2008 and partially due to a decrease in the indirect automobile loan portfolio.
The average yield on loans decreased 96 basis points, or 14.9%, from 6.45% in 2008 to 5.49% in 2009. The decrease in yield reflected a lower interest rate environment, as illustrated by a lower average prime rate during the first nine months of 2009 (3.25%) as compared to the first nine months of 2008 (5.45%). The decrease in average loan yields was not as pronounced as the decrease in the average prime rate as fixed and adjustable rate loans, unlike floating rate loans, have a lagged repricing effect during periods of short-term rate declines.
Average investments increased $159.6 million, or 5.4%, due primarily to Corporation’s purchase of ARCs from customers, which increased average investments by $201.8 million. The average yield on investments decreased 40 basis points, or 8.1%, from 4.95% in 2008 to 4.55% in 2009 as reinvestment of portfolio cash flows and incremental purchases were at yields that were lower than the overall portfolio yield. Investment yields were also adversely impacted by the reduction, or in some cases the suspension of, dividends on equities, particularly financial institutions stocks and FHLB stocks. In addition, the $201.8 million increase in the average balances of ARCs resulted in an 8 basis point decrease in average yield.
The $67.2 million decrease in interest income was partially offset by a decrease in interest expense of $60.0 million, or 22.5%, to $206.7 million in the first nine months of 2009. Interest expense decreased $73.3 million as a result of a 66 basis point, or 23.2%, decrease in the average cost of interest-bearing liabilities. This decrease was slightly offset by a $13.3 million increase in interest expense caused by growth in average interest-bearing liabilities of $126.6 million, or 1.0%.
The following table summarizes the increases in average deposits, by type:

	Nine months ended
	September 30		Increase
	2009	2008	$	%
	(dollars in thousands)
Noninterest-bearing demand	$1,798,522	$1,649,560	$148,962	9.0%
Interest-bearing demand	1,819,135	1,709,380	109,755	6.4
Savings	2,309,103	2,179,432	129,671	5.9

Total, excluding time deposits	5,926,760	5,538,372	388,388	7.0
Time deposits	5,538,068	4,396,409	1,141,659	26.0

Total	$11,464,828	$9,934,781	$1,530,047	15.4%

The Corporation experienced an increase in noninterest-bearing and interest-bearing demand and savings accounts of $388.4 million, or 7.0%. The increase in noninterest-bearing demand accounts was in business accounts, while the increase in interest-bearing demand and savings accounts was primarily in governmental accounts. The growth in business accounts due, in part, to businesses being required to keep higher balances on hand to offset service fees, as well as a movement from the Corporation’s cash management products due to the current low rates.
The increase in time deposits was due to a $1.1 billion increase in customer certificates of deposit and a $55.0 million increase in brokered certificates of deposit. The increase in customer certificates of deposit was due to the promotion of a variable rate product during late 2008 and throughout the first quarter of 2009. These average deposit increases were used to reduce the Corporation’s short and long-term borrowings.
The average cost of interest-bearing deposits decreased 65 basis points, or 24.9%, from 2.61% in 2008 to 1.96% in 2009 due to a decrease in cost of certificates of deposit. The average cost of certificates of deposit decreased 98 basis points, or 25.0%, due to the maturity and renewal of certificates of deposits at lower rates in 2009.
The following table summarizes the changes in average borrowings, by type:

	Nine months ended
	September 30		Increase (decrease)
	2009	2008	$	%
	(dollars in thousands)
Short-term borrowings:
Customer short-term promissory notes	$297,831	$475,523	$(177,692)	(37.4%)
Customer repurchase agreements	252,539	221,253	31,286	14.1

Total short-term customer funding	550,370	696,776	(146,406)	(21.0)
Federal funds purchased	571,864	1,296,074	(724,210)	(55.9)
Federal Reserve Bank borrowings	61,685	—	61,685	N/A
FHLB overnight repurchase agreements	—	346,770	(346,770)	(100.0)
Other short-term borrowings	2,649	25,432	(22,783)	(89.6)

Total other short-term borrowings	636,198	1,668,276	(1,032,078)	(61.9)

Total short-term borrowings	1,186,568	2,365,052	(1,178,484)	(49.8)

Long-term debt:
FHLB advances	1,370,860	1,447,161	(76,301)	(5.3)
Other long-term debt	383,150	382,820	330	0.1

Total long-term debt	1,754,010	1,829,981	(75,971)	(4.2)

Total	$2,940,578	$4,195,033	$(1,254,455)	(29.9%)

N/A – Not applicable
The decrease in short-term borrowings was a result of a $724.2 million decrease in Federal funds purchased and a $346.8 million decrease in FHLB overnight repurchase agreements. Also contributing to the decrease was a $146.4 million decrease in short-term customer funding due to customers transferring funds from the cash management program to deposits due to the low interest rate environment. The $76.0 million decrease in long-term debt was due to maturities of FHLB advances.

Provision for Loan Losses and Allowance for Credit Losses
The following table presents the activity in the Corporation’s allowance for credit losses:

	Nine months ended September 30
	2009	2008
	(dollars in thousands)
Loans, net of unearned income outstanding at end of period	$11,968,246	$11,823,529

Daily average balance of loans, net of unearned income	$11,971,378	$11,472,748

Balance of allowance for credit losses at beginning of period	$180,137	$112,209
Loans charged off:
Real estate – construction	32,892	3,014
Commercial – industrial, agricultural and financial	24,683	12,200
Real estate – commercial mortgage	13,475	2,828
Real estate – residential mortgage and home equity	4,832	2,969
Consumer	7,667	3,738
Leasing and other	4,682	3,771

Total loans charged off	88,231	28,520

Recoveries of loans previously charged off:
Real estate – construction	352	17
Commercial – industrial, agricultural and financial	1,654	1,025
Real estate – commercial mortgage	528	230
Real estate – residential mortgage and home equity	149	138
Consumer	1,294	1,022
Leasing and other	838	1,082

Total recoveries	4,815	3,514

Net loans charged off	83,416	25,006
Provision for loan losses	145,000	54,626

Balance of allowance for credit losses at end of period	$241,721	$141,829

Net charge-offs to average loans (annualized)	0.93%	0.29%

The provision for loan losses for the first nine months of 2009 totaled $145.0 million, an increase of $90.4 million, or 165.4%, from the first nine months of 2008. The significant increase in the provision for loan losses was related to the increase in non-performing loans and net charge-offs, which required additional allowance for credit loss balances to meet allocation needs.
The $58.4 million, or 233.6%, increase in net charge-offs for the first nine months of 2009 in comparison to the same period in 2008 was due to increases in construction loan net charge-offs ($29.5 million), commercial loan net charge-offs ($11.9 million) and commercial mortgage net charge-offs ($10.3 million). During the first nine months of 2009, there were 17 charge-offs of $1.0 million or greater, with an aggregate amount of $35.5 million, of which $28.1 million was for loans to customers whose businesses were negatively impacted by the downturn in residential real estate.

Other Income
The following table presents the components of other income:

	Nine months ended
	September 30		Increase (decrease)
	2009	2008	$	%
	(dollars in thousands)
Service charges on deposit accounts	$45,276	$45,463	$(187)	(0.4%)
Other service charges and fees	27,952	27,320	632	2.3
Investment management and trust services	23,970	25,193	(1,223)	(4.9)
Gains on sales of mortgage loans	18,764	7,247	11,517	158.9
Credit card income	4,071	2,442	1,629	66.7
Gains on sales of OREO	1,565	579	986	170.3
Other	8,922	8,393	529	6.3

Total, excluding gain on sale of credit card portfolio and investment securities gains (losses)	130,520	116,637	13,883	11.9
Gain on sale of credit card portfolio	—	13,910	(13,910)	(100.0%)
Investment securities gains (losses)	2,951	(29,902)	32,853	N/M

Total	$133,471	$100,645	$32,826	32.6%

N/M – Not meaningful
The $632,000, or 2.3%, increase in other service charges and fees was primarily due to a $722,000, or 9.8%, increase in debit card fees, due to increased transaction volumes, and a $778,000, or 18.1%, increase in letter of credit fees. These increases were offset by a $306,000 decrease in foreign currency processing revenue, a $211,000 decrease in merchant fees and an $186,000 decrease in automated teller machine fees.
The $1.2 million, or 4.9%, decrease in investment management and trust services income was due to a $2.6 million, or 13.3%, decrease in trust revenue, offset by a $1.3 million, or 21.6%, increase in brokerage revenue. The performance of equity markets negatively impacted both trust and brokerage revenues, however, brokerage revenue increased over the 2008 levels due to the Corporation’s transition of its brokerage business from a transaction-based model to a relationship model during 2008.
Gains on sales of mortgage loans increased $11.5 million, or 158.9%, due to an increase in the volume of loans sold. Total loans sold in the first nine months of 2009 were $1.8 billion, compared to $499.9 million in the first nine months of 2008. The $1.3 billion, or 255.6%, increase in the volume of loans sold was mainly due to an increase in refinance activity, as mortgage rates dropped to historic lows. For the nine months ended September 30, 2009, 74% of loans originated for sale represented refinances, compared to 44% for the same period in 2008.
Credit card income includes fees earned for each new account opened and a percentage of revenue earned on both new accounts and accounts sold, under an agreement with the purchaser of the credit card portfolio. The increase was primarily due to nine months of income being earned in 2009 compared to less than six months of income earned during the first nine months of 2008, as the agreement was executed during the second quarter of 2008.
The $986,000, or 170.3%, increase in gains on sales of OREO was due to an increase in the number of sales during the first nine months of 2009 in comparison to the first nine months of 2008.
Investment securities gains of $3.0 million for the first nine months of 2009 included $12.2 million of net gains on the sales of securities, offset by $9.2 million of other-than-temporary impairment charges. During the first nine months of 2009, the Corporation recorded $6.5 million of other-than-temporary impairment charges for pooled trust preferred securities issued by financial institutions and $2.6 million of other-than-temporary impairment charges related to financial institutions stocks. The $29.9 million of investment securities losses for the first nine months of 2008 was due primarily to $30.3 million of other-than-temporary impairment charges for financial institution stocks and $7.8 million of other-than-temporary impairment charges for debt securities issued by financial institutions, offset by $9.4 million of net gains on the sales of investment securities. See Note C, “Investment Securities” in the Notes to Consolidated Financial Statements for additional details.
Other Expenses
The following table presents the components of other expenses:

	Nine months ended
	September 30		Increase (decrease)
	2009	2008	$	%
	(dollars in thousands)
Salaries and employee benefits	$165,189	$164,786	$403	0.2%
Net occupancy expense	31,428	30,999	429	1.4
FDIC insurance expense	21,738	2,684	19,054	709.9
Equipment expense	9,660	9,907	(247)	(2.5)
Data processing	9,100	9,604	(504)	(5.2)
Professional fees	6,702	5,717	985	17.2
Operating risk loss	6,683	19,108	(12,425)	(65.0)
Telecommunications	6,483	5,960	523	8.8
Marketing	6,277	9,521	(3,244)	(34.1)
Intangible amortization	4,326	5,386	(1,060)	(19.7)
OREO expense	4,278	3,138	1,140	36.3
Supplies	4,234	4,303	(69)	(1.6)
Postage	3,953	4,218	(265)	(6.3)
Other	33,937	30,420	3,517	11.6

Total	$313,988	$305,751	$8,237	2.7%

Salaries and employee benefits increased $403,000, or 0.2%, with salaries decreasing $2.2 million, or 1.6%, offset by an increase in employee benefits of $2.6 million, or 9.1%. The decrease in salaries was primarily due to a $2.7 million decrease in bonus expense and a $304,000 decrease in stock-based compensation, offset by an increase in salaries due to the effect of normal merit increases. Merit increases were suspended as of March 2009. Average full-time equivalent employees decreased from 3,670 in the first nine months of 2008 to 3,610 in the first nine months of 2009.
The $2.6 million increase in employee benefits was primarily due to a $2.0 million, or 13.3%, increase in healthcare costs as claims costs increased, a $1.4 million increase in defined benefit pension plan expense due to a lower return on plan assets and $808,000 in severance expense related to the consolidation of Columbia Bank’s back office functions in the third quarter of 2009. These increases were offset by an $719,000 decrease in accruals for the cost of compensated absences and a $481,000 decrease in postretirement plan expense due to a reduction in benefits covered.
The $19.1 million increase in FDIC insurance expense was due to a $7.7 million special assessment recorded in the second quarter of 2009, in addition to an increase in assessment rates, which were effective January 1, 2009. Gross FDIC insurance premiums for the first nine months of 2009, excluding the special assessment, were $14.0 million and were reduced by $114,000 of one-time credits. For the first nine months of 2008, gross FDIC insurance premiums were $5.0 million and were reduced by $2.3 million of one-time credits.
The $12.4 million decrease in operating risk loss was due to a $9.6 million reduction in charges related to the Corporation’s commitment to purchase ARCs from customer accounts and a $2.6 million decrease in losses on the actual and potential repurchase of residential mortgage and home equity loans. See Note H, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for additional details.
The $985,000 increase in professional fees was primarily due to increased legal costs associated with collection and workout efforts for non-performing loans. The $3.2 million decrease in marketing expenses was due to an effort to reduce discretionary spending and the timing of promotional campaigns. The $1.1 million decrease in intangible amortization was mainly due to a decrease in core deposit intangible asset amortization. The $1.1 million increase in OREO expense was mainly due to increases in carrying costs.
The $3.5 million increase in other expenses was due to the reversal of $1.4 million of litigation reserves in the first quarter of 2008 associated with the Corporation’s share of indemnification liabilities with Visa, Inc. (Visa), which were no longer necessary as a result of Visa’s initial public offering. Also contributing to the increase was $1.1 million of costs associated with the consolidation of Columbia Bank’s back office functions in the third quarter of 2009 and an increase in loan collection and workout costs.
Income Taxes
Income tax expense for the first nine months of 2009 was $9.8 million, a $26.0 million, or 72.6%, decrease from $35.8 million in 2008. The decrease was primarily due to a decrease in income before income taxes.
The Corporation’s effective tax rate was 16.5% in 2009, as compared to 27.1% in 2008. The effective rate is generally lower than the Federal statutory rate of 35% due to investments in tax-free municipal securities and Federal tax credits earned from investments in low and moderate-income housing partnerships. The effective rate for the first nine months of 2009 is lower than the same period in 2008 due to non-taxable income and tax credits having a larger impact on the effective rate due to the $72.7 million decrease in income before income taxes.

FINANCIAL CONDITION
Total assets of the Corporation increased $341.6 million, or 2.1%, to $16.5 billion at September 30, 2009, compared to $16.2 billion at December 31, 2008.
Cash and due from banks decreased $79.2 million, or 23.9%. Because of daily fluctuations that result in the normal course of business, cash is more appropriately analyzed in terms of average balances. On an average balance basis, cash and due from banks decreased $16.1 million, or 5.3%, from $290.0 million for the month of September 2009 to $306.1 million for the month of December 2008.
Investment securities increased $549.6 million, or 20.2%. During the first nine months of 2009, purchases of investments resulted from an increase in deposits combined with a decrease in loans, as well as the use of funds received from of the Corporation’s issuance of preferred stock to the UST in December 2008. Also contributing to the increase in investments was the Corporation’s purchase of $104.4 million of ARCs from customers during the first nine months of 2009.
The Corporation experienced a $74.4 million, or 0.6%, decrease in loans, net of unearned income. Construction loans decreased $240.3 million, or 18.9%, due to paydowns on existing loans, a significant slowdown in residential housing construction and $32.5 million of net charge-offs recorded in the first nine months of 2009. Home equity loans decreased $43.7 million, or 2.6%, and residential mortgages decreased $42.6 million, or 4.4%, both due to refinance activity generated by low interest rates. Offsetting these decreases was a $170.0 million, or 4.2%, increase in commercial mortgages and an $84.4 million, or 2.3%, increase in commercial loans.
Deposits increased $1.5 billion, or 14.0%, due to an increase in demand and savings deposits of $1.1 billion, or 20.8%, and an increase in time deposits of $347.2 million, or 6.8%. The increase in demand and savings accounts was in personal, business and governmental accounts. The growth in business accounts due, in part, to businesses being required to keep higher balances on hand to offset service fees, as well as a movement from the Corporation’s cash management products due to the current low rates. The increase in municipal accounts reflected these same factors, along with the seasonal impact related to the tax collection process. The increase in time deposits was due to a $672.5 million, or 14.1%, increase in customer certificates of deposit, offset by a $325.3 million, or 95.0%, decrease in brokered certificates of deposit. The increase in customer certificates of deposit was due to active promotion during late 2008 and throughout the first quarter of 2009.
Short-term borrowings decreased $1.0 billion, or 59.0%, due to a $936.8 million, or 81.6%, decrease in Federal funds purchased and a $100.8 million, or 16.5%, decrease in short-term customer funding due to customers transferring funds from the cash management program to deposits due to the low interest rate environment. The decrease in short-term borrowings largely resulted from the increase in deposits. Long-term borrowings decreased $136.9 million, or 7.7%, due primarily to a $136.8 million, or 9.7%, decrease in FHLB advances.
Other liabilities decreased $22.5 million, or 13.3%, due to a $21.0 million decrease in dividends payable to common shareholders, as the quarterly dividend rate was reduced from $0.15 per share to $0.03 per share, and a $12.9 million reduction in financial guarantee liabilities related to commitments to purchase ARCs from customers. These decreases were offset by a $3.3 million increase in accrued FDIC insurance assessments and a $3.6 million increase in mortgage banking derivative liabilities.
Capital Resources
Total shareholders’ equity increased $64.1 million, or 3.4%, during the first nine months of 2009. The increase was due to $49.5 million of net income, a $38.4 million increase in net holding gains on investment securities and $5.9 million in stock issuances, offset by $27.9 million in dividends on common and preferred shares outstanding.

The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s consolidated financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of September 30, 2009, the Corporation and each of its bank subsidiaries met the minimum requirements. In addition, each of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.
The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

			Regulatory
			Minimum
	September 30	December 31	Capital
	2009	2008	Adequacy
Total Capital (to Risk Weighted Assets)	14.4%	14.3%	8.0%
Tier I Capital (to Risk Weighted Assets)	11.6%	11.5%	4.0%
Tier I Capital (to Average Assets)	9.5%	9.6%	3.0%
In connection with the Emergency Economic Stabilization Act of 2008 (EESA), the UST initiated a Capital Purchase Program (CPP) which allowed for qualifying financial institutions to issue preferred stock to the UST, subject to certain terms and conditions. The EESA was initially developed to attract broad participation by strong financial institutions, to stabilize the financial system and increase lending to benefit the national economy and citizens of the U.S.
In December 2008, the Corporation voluntarily participated in the CPP by issuing $376.5 million of fixed rate cumulative perpetual preferred stock, and warrants to purchase 5.5 million of the Corporation’s common stock, to the UST. The preferred stock pays a compounding cumulative dividend at a rate of 5.0% for the first five years and 9.0% thereafter.
The $376.5 million par value of the preferred stock is included in regulatory capital. Pro-forma regulatory capital ratios, excluding this amount, at September 30, 2009 would be as follows:

Total Capital (to Risk Weighted Assets)	11.5%
Tier I Capital (to Risk Weighted Assets)	8.7%
Tier I Capital (to Average Assets)	7.1%
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

The Corporation’s sources and uses of cash were discussed in general terms in the net interest income section of Management’s Discussion. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during the first nine months of 2009 generated $206.4 million, mainly due to net income, as adjusted for non-cash expenses, most notably the provision for loan losses. Investing activities resulted in a net cash outflow of $546.3 million, due to purchases of available for sale securities exceeding the proceeds from the sales and maturities of available for sale securities. Cash flows provided by financing activities were $260.7 million, primarily due to net increases in deposits exceeding net decreases in short-term borrowings, dividend payments and long-term debt repayments.

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
Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s equity investments consist of $34.4 million of stocks of publicly traded financial institutions, $85.7 million of FHLB and Federal Reserve Bank stock and $9.3 million of money market mutual funds and other equity investments. The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had a cost basis of approximately $35.9 million and fair value of $34.4 million at September 30, 2009. Gross unrealized gains in this portfolio were $2.5 million and gross unrealized losses were $4.0 million.
Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the issuers. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation’s equity securities are classified as trading. Future cash flows from these investments are not provided in the table on page 53 as such investments do not have maturity dates.
Although the carrying value of financial institution stocks accounted for 0.2% of the Corporation’s total assets at September 30, 2009, the Corporation has a history of realizing gains from this portfolio. However, significant declines in the values of financial institutions stocks held in this portfolio have not only impacted the Corporation’s ability to realize gains, but have also resulted in significant other-than-temporary impairment charges in 2008 and 2009.
The Corporation evaluated whether any unrealized losses on individual equity investments constituted other-than-temporary impairment, which would require a write-down through a charge to earnings. Based on the results of such evaluations, the Corporation recorded write-downs of $949,000 and $2.6 million for specific financial institutions stocks that were deemed to exhibit other-than-temporary impairment in value during the three and nine months ended September 30, 2009, respectively. Additional impairment charges may be necessary in the future depending upon the performance of the equity markets in general and the performance of the individual investments held by the Corporation. See Note C, “Investment Securities” in the Notes to Consolidated Financial Statements for additional details.
In addition to the Corporation’s investment portfolio, its investment management and trust services income has been impacted by fluctuations in the securities markets. A portion of this revenue is based on the value of the underlying investment portfolios. As the values of those investment portfolios decrease, the Corporation’s revenue has been negatively impacted. The Corporation’s ability to sell its brokerage services in the future will be dependent, in part, upon consumers’ level of confidence in the outlook for rising securities prices.
Debt Security Market Price Risk
Debt security market price risk is the risk that changes in the values of debt security investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s debt security investments consist primarily of mortgage-backed securities and collateralized mortgage obligations whose principal payments are guaranteed by U.S. government sponsored agencies, state and municipal securities, U.S. government sponsored and U.S. government debt securities, auction rate certificates and corporate debt securities. The Corporation’s investments in auction rate certificates and corporate debt securities are susceptible to market price risk.
Auction Rate Certificates (ARCs)
The Corporation’s debt securities include ARCs purchased from customers. At September 30, 2009, ARCs held by the Corporation had a cost basis of $292.3 million and fair value of $285.6 million, or 1.7% of total assets.
ARCs are long-term securities structured to allow their sale in periodic auctions, resulting in the treatment of ARCs as short-term instruments in normal market conditions. However, beginning in mid-February 2008, market auctions for these securities began to fail due to an insufficient number of buyers, resulting in an illiquid market. This illiquidity has resulted in recent market prices that represent forced liquidations or distressed sales and do not provide an accurate basis for fair value. Therefore, at September 30, 2009, the fair value of the ARCs held by the Corporation were derived using significant unobservable inputs based on an expected cash flow model which produced fair values that were materially different from those that would be expected from settlement of these investments in the illiquid market that presently exists. The expected cash flow model produced fair values which assumed a return to market liquidity sometime within the next three to five years. If liquidity does not return within a time frame that is materially consistent with the Corporation’s assumptions, the fair value of ARCs could significantly change.
The credit quality of the underlying debt associated with ARCs is also a factor in the determination of their estimated fair values. As of September 30, 2009, approximately $247 million, or 86%, of the auction rate securities held by the Corporation were rated above investment grade, with approximately $184 million, or 64%, AAA rated by at least one ratings agency. Approximately $39 million, or 14%, of auction rate securities are rated below investment grade by at least one ratings agency. Of the $39 million of securities rated below investment grade, approximately $22 million, or 57%, of the student loans underlying the auction rate securities have principal payments which are guaranteed by the Federal government. In total, approximately $254 million, or 89%, of the student loans underlying the auction rate securities have principal payments which are guaranteed by the Federal government. All auction rate securities held by the Corporation were current and making scheduled interest payments. Therefore, as of September 30, 2009, the risk of changes in the estimated fair values of ARCs due to deterioration in the credit quality of their underlying debt instruments is not significant.
Corporate Debt Securities
The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities and subordinated debt issued by financial institutions, as presented in the following table:

	September 30, 2009
	Amortized	Estimated fair
	cost	value
	(in thousands)
Single-issuer trust preferred securities (1)	$97,925	$75,195
Subordinated debt	34,861	32,589
Pooled trust preferred securities	22,518	4,846

Total corporate debt securities issued by financial institutions	$155,304	$112,630

(1)	Single-issuer trust preferred securities with estimated fair values totaling $8.1 million as of September 30, 2009 are classified as Level 3 assets. See Note J, “Fair Value Measurements” in the Notes to Consolidated Financial Statements for additional details.
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
In April 2009, the Financial Accounting Standards Board (FASB) issued Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-than-Temporary Impairments” (FSP FAS 115-2). FSP FAS 115-2, codified as FASB Accounting Standards Codification (ASC) paragraph 320-10-65-1, amends other-than-temporary impairment guidance for debt securities and expands disclosure requirements for other-than-temporarily impaired debt and equity securities. See Note C, “Investment Securities” in the Notes to Consolidated Financial Statements for additional details.
During the three and nine months ended September 30, 2009, the Corporation recorded $1.8 million and $6.5 million, respectively, of other-than-temporary impairment charges as reductions to investment securities gains on the consolidated statements of income, related to investments in pooled trust preferred securities issued by financial institutions. These other-than-temporary impairment charges were based on the credit losses determined through present value modeling of expected cash flows. In addition, during the first nine months of 2009, the Corporation recorded $6.0 million ($3.9 million, net of tax) of non-credit related write-downs to fair value as a component of other comprehensive loss.
During 2008, the Corporation recorded other-than-temporary impairment charges for pooled trust preferred securities of $15.8 million. Upon adoption of FSP FAS 115-2, the Corporation determined that $9.7 million of those other-than-temporary impairment charges were non-credit related. As such, a $6.3 million (net of $3.4 million of taxes) increase to retained earnings and a corresponding decrease to accumulated other comprehensive income was recorded as the cumulative effect of adopting FSP FAS 115-2 as of January 1, 2009. Because previously recognized other-than-temporary impairment charges were reversed through equity rather than earnings, $6.1 million of the $6.5 million other-than-temporary impairment charges for certain pooled trust preferred securities recorded during the first nine months of 2009 were also presented as other-than-temporary impairment charges on the Corporation’s statements of operations for the year ended December 31, 2008.
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
The Corporation employs various management techniques to minimize its exposure to interest rate risk. An Asset/Liability Management Committee (ALCO), consisting of key financial and senior management personnel, meets on a periodic basis. The ALCO is responsible for reviewing the interest rate sensitivity position of the Corporation, approving asset and liability management policies, and overseeing the formulation and implementation of strategies regarding balance sheet positions and earnings.
The following table provides information about the Corporation’s interest rate sensitive financial instruments. The table presents expected cash flows and weighted average rates for each significant interest rate sensitive financial instrument, by expected maturity period. None of the Corporation’s financial instruments are classified as trading. All dollar amounts are in thousands.

	Expected Maturity Period							Estimated
	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond	Total	Fair Value
Fixed rate loans (1)	$1,097,557	$537,977	$420,095	$357,031	$278,242	$608,693	$3,299,595	$3,309,995
Average rate	4.85%	6.54%	6.55%	6.39%	6.44%	6.22%	5.89%
Floating rate loans (1) (2)	2,263,079	1,133,438	864,745	747,904	1,694,650	1,955,363	8,659,179	8,315,233
Average rate	4.88%	5.12%	5.18%	5.04%	4.40%	5.68%	5.04%
Fixed rate investments (3)	689,372	468,281	396,795	267,498	203,115	701,852	2,726,913	2,799,869
Average rate	4.36%	4.69%	4.73%	4.78%	4.56%	4.25%	4.50%
Floating rate investments (3)	—	500	292,256	116	—	88,176	381,048	346,105
Average rate	—	5.62%	2.69%	1.18%	—	3.03%	2.77%
Other interest-earning assets	105,807	—	—	—	—	—	105,807	108,814
Average rate	3.33%	—	—	—	—	—	3.33%

Total	$4,155,815	$2,140,196	$1,973,891	$1,372,549	$2,176,007	$3,354,084	$15,172,542	$14,880,016
Average rate	4.75%	5.38%	5.01%	5.34%	4.68%	5.41%	5.06%

Fixed rate deposits (4)	$4,117,008	$837,402	$238,995	$154,506	$50,015	$9,803	$5,407,729	$5,435,772
Average rate	2.25%	2.70%	3.25%	4.18%	3.22%	3.49%	2.43%
Floating rate deposits (5)	2,174,808	199,106	196,958	186,133	153,944	1,781,620	4,692,569	4,692,530
Average rate	0.89%	0.68%	0.68%	0.64%	0.50%	0.46%	0.68%
Fixed rate borrowings (6)	497,546	179,823	102,775	5,815	5,794	838,808	1,630,561	1,606,294
Average rate	4.88%	3.74%	4.01%	2.89%	5.52%	4.96%	4.74%
Floating rate borrowings (7)	722,927	—	—	—	—	20,000	742,927	727,727
Average rate	0.36%	—	—	—	—	2.69%	0.43%

Total	$7,512,289	$1,216,331	$538,728	$346,454	$209,753	$2,650,231	$12,473,786	$12,462,323
Average rate	1.85%	2.52%	2.46%	2.26%	1.29%	1.91%	1.95%

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments. Excludes overdraft deposit balances.

(2)	Line of credit amounts are based on historical cash flow assumptions, with an average life of approximately 5 years.

(3)	Amounts are based on contractual maturities; adjusted for expected prepayments on mortgage-backed securities, collateralized mortgage obligations and expected calls on agency and municipal securities.

(4)	Amounts are based on contractual maturities of time deposits.

(5)	Estimated based on history of deposit flows.

(6)	Amounts are based on contractual maturities of debt instruments, adjusted for possible calls. Amounts also include junior subordinated deferrable interest debentures.

(7)	Amounts include Federal Funds purchased, short-term promissory notes and securities sold under agreements to repurchase, which mature in less than 90 days, in addition to junior subordinated deferrable interest debentures.
The preceding table and discussion addressed the liquidity implications of interest rate risk and focused on expected cash flows from financial instruments. The periods of these expected principal cash flows, however, are not necessarily consistent with the periods that would realize the net interest income impact of interest rate changes. Certain financial instruments, such as adjustable rate loans, have repricing periods that differ from expected cash flows periods.
Included within the $8.7 billion of floating rate loans above are $3.6 billion of loans, or 41.4% of the total, that float with the prime interest rate, $1.2 billion, or 13.4%, of loans which float with other interest rates, primarily LIBOR, and $3.9 billion, or 45.2%, of adjustable rate loans. The $3.9 billion of adjustable rate loans include loans that are fixed rate instruments for a certain period of time, and then convert to floating rates.

The following table presents the percentage of adjustable rate loans, stratified by their remaining fixed term at September 30, 2009:

Percent of Total
Adjustable Rate
Fixed Rate Term	Loans
One year	18.3%
Two years	1.0
Three years	1.8
Four years	1.4
Five years	59.6
Greater than five years	17.9
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
Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into repricing periods. The sum of assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits having no contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans, mortgage-backed securities and collateralized mortgage obligations includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative six-month ratio of rate sensitive assets to rate sensitive liabilities (RSA/RSL) to a range of 0.85 to 1.15. As of September 30, 2009, the cumulative six-month ratio of RSA/RSL was 1.11.
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

Annual change
in net interest
Rate Shock	income	% Change
+300 bp	+ $63.5 million	+11.5%
+200 bp	+ $38.7 million	+ 7.0%
+100 bp	+ $17.5 million	+ 3.2%
- 100 bp (1)	- $ 6.6 million	- 1.2%

(1)	Because certain current short-term interest rates are at or below 1.00%, the 100 basis point downward shock assumes that corresponding short-term interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis points downward shock.

Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point shock movement in interest rates. As of September 30, 2009, the Corporation was within policy limits for every 100 basis point shock movement in interest rates.

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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
There were no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” on the Corporation’s Form 10-K for the year ended December 31, 2008.
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
FULTON FINANCIAL CORPORATION

Date: November 9, 2009	/s/ R. Scott Smith, Jr.
R. Scott Smith, Jr.
Chairman and Chief Executive Officer

Date: November 9, 2009	/s/ Charles J. Nugent
Charles J. Nugent
Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibits Required Pursuant
to Item 601 of Regulation S-K

3.1	Articles of Incorporation, as amended and restated, of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Form S-4 Registration Statement filed on October 7, 2005.

3.2	Bylaws of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K dated September 18, 2008.

3.3	Certificate of Designations of Fixed Rate Cumulative Preferred Stock, Series A of Fulton Financial Corporation – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.