Form 10-K
period 2009-12-31
FULTON FINANCIAL CORP
filed 2010-03-01
CIK 700564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009,

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filed  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based on the average bid and asked prices on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $878.9 million. The number of shares of the registrant’s Common Stock outstanding on January 31, 2010 was 176,455,000.

Portions of the Definitive Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on April 30, 2010 are incorporated by reference in Part III.

PART I

Item 1.	Business

General

Fulton Financial Corporation (the Corporation) was incorporated under the laws of Pennsylvania on February 8, 1982 and became a bank holding company through the acquisition of all of the outstanding stock of Fulton Bank on June 30, 1982. In 2000, the Corporation became a financial holding company as defined in the Gramm-Leach-Bliley Act (GLB Act), which allowed the Corporation to expand its financial services activities under its holding company structure (See “Competition” and “Supervision and Regulation”). The Corporation directly owns 100% of the common stock of eight community banks and twelve non-bank entities. As of December 31, 2009, the Corporation had approximately 3,560 full-time equivalent employees.

The common stock of Fulton Financial Corporation is listed for quotation on the Global Select Market of The NASDAQ Stock Market under the symbol FULT. The Corporation’s internet address is www.fult.com. Electronic copies of the Corporation’s 2009 Annual Report on Form 10-K are available free of charge by visiting “Investor Relations” on www.fult.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this internet address. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC).

Bank and Financial Services Subsidiaries

The Corporation’s eight subsidiary banks are located primarily in suburban or semi-rural geographical markets throughout a five state region (Pennsylvania, Delaware, Maryland, New Jersey and Virginia). Pursuant to its “super-community” banking strategy, the Corporation operates the banks autonomously to maximize the advantage of community banking and service to its customers. Where appropriate, operations are centralized through common platforms and back-office functions; however, decision-making generally remains with the local bank management. The Corporation is committed to a decentralized operating philosophy; however, in some markets and in certain circumstances, merging subsidiaries creates operating and marketing efficiencies by leveraging existing brand awareness over a larger geographic area. In 2009, the former Peoples Bank of Elkton subsidiary and the former Hagerstown Trust Company subsidiary merged with The Columbia Bank to consolidate the Corporation’s Maryland franchise.

The Corporation’s subsidiary banks are located in areas that are home to a wide range of manufacturing, distribution, health care and other service companies. The Corporation and its banks are not dependent upon one or a few customers or any one industry, and the loss of any single customer or a few customers would not have a material adverse impact on any of the subsidiary banks.

Each of the subsidiary banks offers a full range of consumer and commercial banking products and services in its local market area. Personal banking services include various checking account and savings deposit products, certificates of deposit and individual retirement accounts. The subsidiary banks offer a variety of consumer lending products to creditworthy customers in their market areas. Secured loan products include home equity loans and lines of credit, which are underwritten based on loan-to-value limits specified in the lending policy. Subsidiary banks also offer a variety of fixed and variable-rate products, including construction loans and jumbo loans. Residential mortgages are offered through Fulton Mortgage Company, which operates as a division of each subsidiary bank. Consumer loan products also include automobile loans, automobile and equipment leases, personal lines of credit, credit cards and checking account overdraft protection.

Commercial banking services are provided to small and medium sized businesses (generally with sales of less than $100 million) in the subsidiary banks’ market areas. The maximum total lending commitment to an individual borrower was $33.0 million as of December 31, 2009, which is below the Corporation’s regulatory lending limit. Commercial lending options include commercial, financial, agricultural and real estate loans. Floating, adjustable and fixed rate loans are provided, with floating and adjustable rate loans generally tied to an index such as the Prime Rate or the London Interbank Offering Rate. The Corporation’s commercial lending policy encourages relationship banking and provides strict guidelines related to customer creditworthiness and collateral requirements. In addition, equipment leasing, credit cards, letters of credit, cash management services and traditional deposit products are offered to commercial customers.

The Corporation also offers investment management, trust, brokerage, insurance and investment advisory services to consumer and commercial banking customers in the market areas serviced by the subsidiary banks.

In October 2009, the Corporation’s investment management and trust services subsidiary, Fulton Financial Advisors, N.A., became an operating subsidiary of Fulton Bank. Concurrently with this transaction, Fulton Bank converted its Pennsylvania state charter to a national charter, thereby becoming Fulton Bank, N.A.

The Corporation’s subsidiary banks deliver their products and services through traditional branch banking, with a network of full service branch offices. Electronic delivery channels include a network of automated teller machines, telephone banking and online banking. The variety of available delivery channels allows customers to access their account information and perform certain transactions, such as transferring funds and paying bills, at virtually any hour of the day.

The following table provides certain information for the Corporation’s banking subsidiaries as of December 31, 2009.

Subsidiary	Main Office Location	Total Assets	Total Deposits	Branches (1)
		(dollars in millions)
Fulton Bank, N.A.	Lancaster, PA	$8,368	$5,643	105
The Bank	Woodbury, NJ	2,092	1,720	50
The Columbia Bank	Columbia, MD	2,229	1,707	40
Lafayette Ambassador Bank	Easton, PA	1,443	1,136	24
Skylands Community Bank	Hackettstown, NJ	1,324	1,049	27
Delaware National Bank	Georgetown, DE	486	351	12
FNB Bank, N.A.	Danville, PA	402	312	10
Swineford National Bank	Hummels Wharf, PA	314	249	7

				275

(1)	Remote service facilities (mainly stand-alone automated teller machines) are excluded. See additional information in “Item 2. Properties”.

Non-Bank Subsidiaries

The Corporation owns 100% of the common stock of six non-bank subsidiaries which are consolidated for financial reporting purposes: (i) Fulton Reinsurance Company, LTD, which engages in the business of reinsuring credit life and accident and health insurance directly related to extensions of credit by the banking subsidiaries of the Corporation; (ii) Fulton Financial Realty Company, which holds title to or leases certain properties upon which Corporation branch offices and other facilities are located; (iii) Central Pennsylvania Financial Corp., which owns certain limited partnership interests in partnerships invested in low and moderate income housing projects; (iv) FFC Management, Inc., which owns certain investment securities and other passive investments; (v) FFC Penn Square, Inc. which owns trust preferred securities issued by a subsidiary of Fulton Bank, N.A; and (vi) Fulton Insurance Services Group, Inc., which engages in the sale of various life insurance products.

The Corporation owns 100% of the common stock of six non-bank subsidiaries which are not consolidated for financial reporting purposes. The following table provides information for these non-bank subsidiaries, whose sole assets consist of junior subordinated deferrable interest debentures issued by the Corporation, as of December 31, 2009 (total assets in thousands):

Subsidiary	State of Incorporation	Total Assets
Fulton Capital Trust I	Pennsylvania	$154,640
SVB Bald Eagle Statutory Trust I	Connecticut	4,124
Columbia Bancorp Statutory Trust	Delaware	6,186
Columbia Bancorp Statutory Trust II	Delaware	4,124
Columbia Bancorp Statutory Trust III	Delaware	6,186
PBI Capital Trust	Delaware	10,310

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

As a result of the GLB Act, there is a great deal of competition for customers that were traditionally served by the banking industry. While the GLB Act increased competition, it also provided opportunities for the Corporation to expand its financial services offerings. The Corporation competes through the variety of products that it offers and the quality of service that it provides to its customers. However, there is no guarantee that these efforts will insulate the Corporation from competitive pressure, which could impact its pricing decisions for loans, deposits and other services and could ultimately impact financial results.

Market Share

Although there are many ways to assess the size and strength of banks, deposit market share continues to be an important industry statistic. This publicly available information is compiled, as of June 30th of each year, by the Federal Deposit Insurance Corporation (FDIC). The Corporation’s banks maintain branch offices in 53 counties across five states. In 11 of these counties, the Corporation ranked in the top three in deposit market share (based on deposits as of June 30, 2009). The following table summarizes information about the counties in which the Corporation has branch offices and its market position in each county.

				No. of Financial Institutions		Deposit Market Share (June 30, 2009)
County	State	Population (2009 Est.)	Banking Subsidiary	Banks/ Thrifts	Credit Unions	Rank	%
Lancaster	PA	504,000	Fulton Bank, N.A.	18	13	1	20.6%
Berks	PA	408,000	Fulton Bank, N.A.	20	11	9	4.1%
Bucks	PA	625,000	Fulton Bank, N.A.	36	16	17	2.1%
Centre	PA	146,000	Fulton Bank, N.A.	16	4	16	1.5%
Chester	PA	497,000	Fulton Bank, N.A.	40	5	14	1.9%
Columbia	PA	65,000	FNB Bank, N.A.	6	—	5	5.1%
Cumberland	PA	231,000	Fulton Bank, N.A.	21	5	15	1.5%
Dauphin	PA	257,000	Fulton Bank, N.A.	17	9	6	4.1%
Delaware	PA	555,000	Fulton Bank, N.A.	42	14	38	0.2%
Lebanon	PA	130,000	Fulton Bank, N.A.	10	2	1	28.8%
Lehigh	PA	343,000	Lafayette Ambassador Bank	19	13	7	3.9%
Lycoming	PA	116,000	FNB Bank, N.A.	11	10	13	1.0%
Montgomery	PA	779,000	Fulton Bank	50	23	24	0.3%
Montour	PA	18,000	FNB Bank, N.A.	4	3	1	32.7%
Northampton	PA	299,000	Lafayette Ambassador Bank	17	13	3	15.2%
Northumberland	PA	90,000	Swineford National Bank	18	3	14	1.8%
			FNB Bank, N.A.			8	5.0%
Schuylkill	PA	147,000	Fulton Bank, N.A.	20	4	10	3.5%
Snyder	PA	38,000	Swineford National Bank	8	—	1	32.5%

				No. of Financial Institutions		Deposit Market Share (June 30, 2009)
County	State	Population (2009 Est.)	Banking Subsidiary	Banks/ Thrifts	Credit Unions	Rank	%
Union	PA	44,000	Swineford National Bank	8	1	6	6.0%
York	PA	430,000	Fulton Bank, N.A.	16	14	5	9.3%
New Castle	DE	534,000	Delaware National Bank	30	20	24	0.1%
Sussex	DE	190,000	Delaware National Bank	15	4	5	0.8%
Anne Arundel	MD	515,000	The Columbia Bank	32	7	27	0.2%
Baltimore	MD	794,000	The Columbia Bank	44	22	22	0.9%
Baltimore City	MD	635,000	The Columbia Bank	39	13	17	0.4%
Cecil	MD	102,000	The Columbia Bank	7	3	3	11.9%
Frederick	MD	229,000	The Columbia Bank	17	2	13	1.1%
Howard	MD	278,000	The Columbia Bank	21	3	2	13.4%
Montgomery	MD	939,000	The Columbia Bank	38	21	31	0.3%
Prince Georges	MD	827,000	The Columbia Bank	23	19	16	1.4%
Washington	MD	148,000	The Columbia Bank	13	3	2	21.8%
Atlantic	NJ	273,000	The Bank	15	6	14	1.3%
Burlington	NJ	448,000	The Bank	23	10	21	0.3%
Camden	NJ	515,000	The Bank	21	7	10	2.0%
Cumberland	NJ	157,000	The Bank	12	4	10	2.1%
Gloucester	NJ	292,000	The Bank	22	4	2	14.8%
Hunterdon	NJ	130,000	Skylands Community Bank	15	3	12	2.7%
Mercer	NJ	367,000	The Bank	27	18	21	0.6%
Middlesex	NJ	794,000	Skylands Community Bank	46	25	38	0.3%
Monmouth	NJ	644,000	The Bank	27	9	24	0.6%
Morris	NJ	491,000	Skylands Community Bank	31	9	15	1.4%
Ocean	NJ	573,000	The Bank	23	6	16	0.8%
Salem	NJ	66,000	The Bank	8	4	1	25.9%
Somerset	NJ	328,000	Skylands Community Bank	28	7	8	2.8%
Sussex	NJ	152,000	Skylands Community Bank	12	1	11	0.7%
Warren	NJ	110,000	Skylands Community Bank	13	2	2	12.7%
Chesapeake	VA	221,000	Fulton Bank, N.A.	14	7	12	2.0%
Fairfax	VA	1,019,000	Fulton Bank, N.A.	39	15	32	0.1%
Henrico	VA	295,000	Fulton Bank, N.A.	23	13	27	0.1%
Manassas	VA	36,000	Fulton Bank, N.A.	14	1	10	1.5%
Newport News	VA	181,000	Fulton Bank, N.A.	12	7	15	0.6%
Richmond City	VA	198,000	Fulton Bank, N.A.	15	11	16	0.3%
Virginia Beach	VA	435,000	Fulton Bank, N.A.	15	8	11	2.2%

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

Subsidiary	Charter	Primary Regulator(s)
Fulton Bank, N.A.	National	OCC (1)
The Bank	NJ	NJ/FDIC
The Columbia Bank	MD	MD/FDIC
Lafayette Ambassador Bank	PA	PA/FRB
Skylands Community Bank	NJ	NJ/FDIC
Delaware National Bank	National	OCC
FNB Bank, N.A.	National	OCC
Swineford National Bank	National	OCC
Fulton Financial (Parent Company)	N/A	FRB

(1)	Office of the Comptroller of the Currency. Fulton Bank, N.A. became an OCC-regulated bank in October 2009.

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

Federal Deposit Insurance – Substantially all of the deposits of the Corporation’s subsidiary banks are insured up to the applicable limits by the Bank Insurance Fund (BIF) of the FDIC, generally up to $100,000 per insured depositor and up to $250,000 for retirement accounts. Effective October 3, 2008 with the enactment of the Emergency Economic Stabilization Act of 2008 (EESA), the $100,000 insurance limit was increased to $250,000 through December 31, 2009. See additional discussion of the EESA under “Regulatory Developments”. In May 2009, the FDIC extended the $250,000 insurance limit through December 31, 2013, however, the insurance limit on individual retirement accounts and other certain retirement accounts will remain at $250,000 per depositor.

The subsidiary banks pay deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for BIF member institutions. The FDIC has established a risk-based assessment system under which institutions are classified and pay premiums according to their perceived risk to the Federal deposit insurance funds. The FDIC is not required to charge deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels. For the period from 1997 through 2006, the Corporation’s subsidiary banks (based on the FDIC’s classification system) did not pay any premiums as the BIF was sufficiently funded. However, in 2006, legislation was passed reforming the bank deposit insurance system. The reform act allowed the FDIC to raise the minimum reserve ratio and allowed eligible insured institutions an initial one-time credit to be used against premiums due. During 2007, 2008 and 2009, the Corporation’s subsidiary banks were assessed insurance premiums, which were partially offset by each affiliate’s one-time credit. The Corporation’s one-time credits expired in the first quarter of 2009.

During the second quarter of 2009, the FDIC imposed a special assessment of 5 basis points on total bank subsidiary assets less total bank subsidiary tier one capital, resulting in a one-time pre-tax charge of $7.9 million for the Corporation. In November 2009, the FDIC issued a ruling requiring financial institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. As of December 31, 2009, the balance of prepaid FDIC assessments included in other assets on the Corporation’s consolidated balance sheet was $66.0 million.

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

Failure to comply with the Patriot Act’s requirements could have serious legal, financial and reputational consequences. The Corporation has adopted appropriate policies, procedures and controls to address compliance with the Patriot Act and will continue to revise and update its policies, procedures and controls to reflect required changes.

Sarbanes-Oxley Act of 2002 – The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley), which was signed into law in July 2002, impacts all companies with securities registered under the Securities Exchange Act of 1934, including the Corporation. Sarbanes-Oxley created new requirements in the areas of corporate governance and financial disclosure including, among other things, (i) increased responsibility for Chief Executive Officers and Chief Financial Officers with respect to the content of filings with the SEC; (ii) enhanced requirements for audit committees, including independence and disclosure of expertise; (iii) enhanced requirements for auditor independence and the types of non-audit services that auditors can provide; (iv) accelerated filing requirements for SEC reports; (v) disclosure of a code of ethics; (vi) increased disclosure and reporting obligations for companies, their directors and their executive officers; and (vii) new and increased civil and criminal penalties for violations of securities laws. Many of the provisions became effective immediately, while others became effective as a result of rulemaking procedures delegated by Sarbanes-Oxley to the SEC.

Section 404 of Sarbanes-Oxley requires management to issue a report on the effectiveness of its internal controls over financial reporting. In addition, the Corporation’s independent registered public accountants are required to issue an opinion on the effectiveness of the Corporation’s internal control over financial reporting. These reports can be found in Item 8, “Financial Statements and Supplementary Data”. Certifications of the Chief Executive Officer and the Chief Financial Officer as required by Sarbanes-Oxley and the resulting SEC rules can be found in the “Signatures” and “Exhibits” sections.

Regulatory Developments – On October 3, 2008 the EESA, also known as the Troubled Asset Relief Program (TARP), was enacted. In connection with the EESA, the U.S. Treasury Department (UST) initiated a Capital Purchase Program (CPP), which allowed for qualifying financial institutions to issue preferred stock to the UST, subject to certain limitations and terms. The EESA was developed to attract broad participation by strong financial institutions, to stabilize the financial system and increase lending to benefit the national economy and citizens of the U.S.

On December 23, 2008, the Corporation entered into a Securities Purchase Agreement with the UST pursuant to which the Corporation sold to the UST, for an aggregate purchase price of $376.5 million, 376,500 shares of preferred stock and warrants to purchase up to 5.5 million shares of common stock of the Corporation. The preferred stock ranks senior to the Corporation’s common shares and pays a compounding cumulative dividend at a rate of 5% per year for the first five years, and 9% per year thereafter. The preferred stock is non-voting, other than class voting rights on matters that could adversely affect the preferred stock. The UST may also transfer the preferred stock to a third-party at any time. The Corporation’s preferred stock is included as a component of Tier 1 capital in accordance with regulatory capital requirements.

As a condition of its participation in the CPP, and as long as the preferred stock issued to the UST is outstanding, without the consent of the UST, common stock repurchases are currently limited to purchases in connection with the administration of any employee benefit plan, consistent with past practices, including purchases to offset share dilution in connection with any such plans until December 2011 or until the UST no longer owns any of the Corporation’s preferred shares issued under the CPP. In addition, the Corporation is prohibited from paying any dividend with respect to shares of common stock or repurchasing or redeeming any shares of the Corporation’s common shares in any quarter unless all accrued and unpaid dividends are paid on the preferred stock for all past dividend periods (including the latest completed dividend period), subject to certain limited exceptions. In addition, without the consent of the UST, the Corporation is prohibited from declaring or paying any cash dividends on common shares in excess of $0.15 per share, which was the last quarterly cash dividend per share declared prior to October 14, 2008. The Corporation is also restricted in the amounts and types of compensation it may pay to certain of its executives as a result of its participation in the CPP.

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

Net interest income is the most significant component of the Corporation’s net income, accounting for approximately 76% of total revenues in 2009. The narrowing of interest rate spreads, the difference between interest rates earned on loans and investments and interest rates paid on deposits and borrowings, could adversely affect the Corporation’s net interest income and financial condition. Regional and local economic conditions as well as fiscal and monetary policies of the Federal government, including those of the FRB, may affect prevailing interest rates. The Corporation cannot predict or control changes in interest rates.

The severity and duration of the economic downturn and the composition of the Corporation’s loan portfolio could impact the level of loan charge-offs and the provision for loan losses and may affect the Corporation’s net income or loss.

National, regional, and local economic conditions could impact the loan portfolios of the Corporation’s subsidiary banks. For example, an increase in unemployment, a decrease in real estate values or increases in interest rates, as well as other factors, could weaken the economies of the communities the Corporation serves. Weakness in the market areas served by the Corporation’s subsidiary banks could depress its earnings and consequently its financial condition because:

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

In addition, the amount of the Corporation’s provision for loan losses and the percentage of loans it is required to charge-off may be impacted by the overall risk composition of the loan portfolio. In 2009, the Corporation’s provision for loan losses was $190.0 million. While the Corporation believes that its allowance for loan losses as of December 31, 2009 is sufficient to cover losses inherent in the loan portfolio on that date, the Corporation may be required to increase its loan loss provision or charge-off a higher percentage of loans due to changes in the risk characteristics of the loan portfolio, thereby negatively impacting its results of operations.

Price fluctuations in securities markets, as well as other market events, such as a disruption in credit and other markets and the abnormal functioning of markets for securities, could have an impact on the Corporation’s results of operations.

As of December 31, 2009, the Corporation’s equity investments consisted of Federal Home Loan Bank (FHLB) and Federal Reserve Bank stock ($99.1 million), common stocks of publicly traded financial institutions ($32.3 million), and money market mutual funds and other equity investments ($9.0 million). The value of the securities in the Corporation’s equity portfolio may be affected by a number of factors, including factors that impact the performance of the U.S. securities market in general and specific risks associated with the financial institution sector. Historically, gains on sales of stocks of other financial institutions had been a recurring component of the Corporation’s earnings. However, general economic conditions and uncertainty surrounding the financial institution sector as a whole has impacted the value of these securities. Further declines in bank stock values could result in additional other-than-temporary impairment charges.

As of December 31, 2009, the Corporation had $113.5 million of corporate debt securities issued by financial institutions. As with stocks of financial institutions, continued declines in the values of these securities, combined with adverse changes in the expected cash flows from these investments, could result in additional other-than-temporary impairment charges.

The Corporation’s investment management and trust division, Fulton Financial Advisors, previously held student loan auction rate securities, also known as auction rate certificates (ARCs), for some of its customers’ accounts. From the second quarter of 2008 through 2009, the Corporation purchased illiquid ARCs from customers of Fulton Financial Advisors. Total ARCs included in the Corporation’s investment securities at December 31, 2009 were $289.2 million.

The Corporation’s investment management and trust services income could also be impacted by fluctuations in the securities markets. A portion of this revenue is based on the value of the underlying investment portfolios. If the values of those investment portfolios decrease, whether due to factors influencing U.S. securities markets in general, or otherwise, the Corporation’s revenue could be negatively impacted. In addition, the Corporation’s ability to sell its brokerage services is dependent, in part, upon consumers’ level of confidence in securities markets.

If the goodwill that the Corporation has recorded in connection with its acquisitions becomes impaired, it could have a negative impact on the Corporation’s results of operations.

The Corporation has historically supplemented its internal growth with strategic acquisitions of banks, branches and other financial services companies. If the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. Companies must evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to earnings in the period in which the impairment occurs. During 2008, the Corporation recorded a $90.0 million goodwill impairment charge. Based on its annual goodwill impairment test, the Corporation determined that no impairment charge was necessary in 2009. As of December 31, 2009, the Corporation had $534.9 million of goodwill on its consolidated balance sheet. There can be no assurance that future evaluations of goodwill will not result in additional impairment charges.

Difficult conditions in the capital markets and the economy generally may materially adversely affect the Corporation’s business and results of operations.

The Corporation’s results of operations and financial condition are affected by conditions in the capital markets and the economy generally. The capital and credit markets have been experiencing extreme volatility and disruption in recent years. The volatility and disruption in these markets have produced downward pressure on stock prices of, and credit availability to, certain companies without regard to those companies’ underlying financial strength.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was enacted. Pursuant to the EESA, the U.S. Treasury (UST) was authorized to, among other things, deploy up to $750 billion into the financial system. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was enacted. The Federal Government, the Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions in response to the financial crisis. Such actions, although intended to aid the financial markets, and continued volatility in the markets could materially and adversely affect the Corporation’s business, financial condition and results of operations, or the trading price of the Corporation’s common stock.

Concerns over the availability and cost of credit and the decline in the U.S. real estate market also contributed to increased volatility in the capital and credit markets and diminished expectations for the economy. These factors precipitated the economic slowdown, and may have a continuing adverse effect on the Corporation.

Included among the potential adverse effects of the current economic downturn on the Corporation are the following:

•

A prolonged economic downturn, especially one affecting the Corporation’s geographic market areas, could reduce the Corporation’s customer deposits and demand for financial products, such as loans. The Corporation’s success depends significantly upon the growth in population, income levels, deposits and housing starts in its geographic markets. Unlike large national institutions, the Corporation is not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations. If the communities in which the Corporation operates do not grow, or if prevailing economic conditions locally or nationally are unfavorable, its business could be adversely affected.

Negative developments in the financial industry and the credit markets may subject the Corporation to additional regulation. Negative developments in the financial industry and the domestic and international credit markets, and the impact of legislation in response to those developments, may negatively impact the Corporation’s operations and financial performance. The Corporation and its subsidiaries are subject to regulations and examinations by various regulatory authorities. In addition, the Corporation is subject to certain restrictions associated with its participation in the CPP, including its ability to increase dividends, repurchase common stock or preferred stock and access the equity capital market.

The potential exists for new Federal or state laws and regulations regarding lending and funding practices, capital requirements, deposit insurance premiums, other bank-focused special assessments and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, which may result in the issuance of formal enforcement orders.

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

On December 23, 2008, the Corporation issued $376.5 million of preferred stock and warrants to purchase 5.5 million shares of the Corporation’s common stock to the UST. The Corporation may at some point choose to raise additional capital to support its continued growth or to redeem the preferred stock issued under the CPP. The Corporation’s ability to raise additional capital will depend, in part, on conditions in the capital markets at that time, which are outside of the Corporation’s control. Accordingly, the Corporation may be unable to raise additional capital, if and when needed, on terms acceptable to the Corporation, or at all. If the Corporation cannot raise additional capital when needed, its ability to further expand operations through internal growth and acquisitions could be materially impacted. In addition, future issuances of equity securities could dilute the interests of existing shareholders and could cause a decline in the Corporation’s stock price.

In addition to primary sources of liquidity in the form of principal and interest payments on outstanding loans and investments and deposits, the Corporation maintains secondary sources that provide it with additional liquidity. These secondary sources include secured and unsecured borrowings from sources such as the Federal Reserve Bank and FHLB and third-party commercial banks. The Corporation’s strong liquidity position was further enhanced by its participation in the CPP and it believes that it is well positioned to withstand current market conditions. However, market liquidity conditions have been negatively impacted by disruptions in the capital markets and such disruptions could, in the future, have a negative impact on secondary sources of liquidity.

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

The Corporation is a registered financial holding company, and its subsidiary banks are depository institutions whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC). The Corporation is extensively regulated under Federal and state banking laws and regulations that are intended primarily for the protection of depositors, Federal deposit insurance funds and the banking system as a whole. In general, these laws and regulations establish: the eligible business activities for the Corporation; certain acquisition and merger restrictions; limitations on intercompany transactions such as loans and dividends; capital adequacy requirements; requirements for anti-money laundering programs and other compliance matters, among other regulations. Compliance with these statutes and regulations is important to the Corporation’s ability to engage in new activities and to consummate additional acquisitions. In addition, the Corporation is subject to changes in Federal and state tax laws as well as changes in banking and credit regulations, accounting principles and governmental economic and monetary policies. While these statutes and regulations are generally designed to minimize potential loss to depositors and the FDIC insurance funds, they do not eliminate risk, and compliance with such statutes and regulations increases the Corporation’s expense, requires management’s attention and can be a disadvantage from a competitive standpoint with respect to non-regulated competitors.

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

The following table summarizes the Corporation’s branch properties, by subsidiary bank, as of December 31, 2009. Remote service facilities (mainly stand-alone automated teller machines) are excluded.

Subsidiary Bank	Owned	Leased	Total Branches
Fulton Bank, N.A.	36	69	105
The Bank	33	17	50
The Columbia Bank	9	31	40
Lafayette Ambassador Bank	7	17	24
Skylands Community Bank	7	20	27
Delaware National Bank	9	3	12
FNB Bank, N.A.	8	2	10
Swineford National Bank	5	2	7

Total	114	161	275

The following table summarizes the Corporation’s other significant administrative properties. Banking subsidiaries also maintain administrative offices at their respective main banking branches, which are included within the preceding table.

Entity	Property	Location	Owned/ Leased
Fulton Bank, N.A./Fulton Financial Corporation	Corporate Headquarters	Lancaster, PA	(1)
Fulton Financial Corporation	Operations Center	East Petersburg, PA	Owned
Fulton Bank, N.A.	Operations Center	Mantua, NJ	Owned
Lafayette Ambassador Bank	Operations Center	Bethlehem, PA	Owned

(1)	Includes approximately 100,000 square feet which is owned by an independent third-party who financed the construction through a loan from Fulton Bank. The Corporation is leasing this space from the third-party in an arrangement accounted for as a capital lease. The lease term expires in 2027. The Corporation owns the remainder of the Corporate Headquarters location. This property also includes a Fulton Bank, N.A. branch, which is included in the preceding table.

Item 3.	Legal Proceedings

There are no legal proceedings pending against Fulton Financial Corporation or any of its subsidiaries which are expected to have a material impact upon the financial position and/or the operating results of the Corporation.

Item 4.	Reserved

No matters were submitted to a vote of security holders of Fulton Financial Corporation during the fourth quarter of 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

As of December 31, 2009, the Corporation had 176.4 million shares of $2.50 par value common stock outstanding held by approximately 49,000 holders of record. The common stock of the Corporation is traded on the Global Select Market of The NASDAQ Stock Market under the symbol FULT.

The following table presents the quarterly high and low prices of the Corporation’s common stock and per common share cash dividends declared for each of the quarterly periods in 2009 and 2008.

	Price Range		Per Common Share
	High	Low	Dividend
2009
First Quarter	$10.05	$5.09	$0.03
Second Quarter	7.93	4.75	0.03
Third Quarter	8.00	4.72	0.03
Fourth Quarter	9.00	6.77	0.03

2008
First Quarter	$13.69	$9.83	$0.15
Second Quarter	13.66	10.03	0.15
Third Quarter	17.00	7.35	0.15
Fourth Quarter	13.04	7.89	0.15

The Corporation is limited in its ability to pay dividends on common shares as a result of its participation in the U.S. Treasury Department’s Capital Purchase Program. See Note M, “Stock-based Compensation Plans and Shareholders’ Equity” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statement and Supplementary Data” for additional details.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about options outstanding under the Corporation’s 2004 Stock Option and Compensation Plan as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	7,011,368	$12.79	13,125,687
Equity compensation plans not approved by security holders	—	—	—

Total	7,011,368	$12.79	13,125,687

Performance Graph

The graph below shows cumulative investment returns to shareholders based on the assumptions that (A) an investment of $100.00 was made on December 31, 2004, in each of the following: (i) Fulton Financial Corporation common stock; (ii) the stock of all U. S. companies traded on The NASDAQ Stock Market and (iii) common stock of the performance peer group approved by the Board of Directors on September 21, 2004 consisting of bank and financial holding companies located throughout the United States with assets between $6-20 billion which were not a party to a merger agreement as of the end of the period and (B) all dividends were reinvested in such securities over the past five years. The graph is not indicative of future price performance.

The graph below is furnished under this Part II, Item 5 of this Form 10-K and shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

(1)	A listing of the Fulton Financial Peer Group is located under the heading “Compensation Discussion and Analysis” within the Corporation’s 2010 Proxy Statement.

	Year Ending December 31
Index	2004	2005	2006	2007	2008	2009
Fulton Financial Corporation	$100.00	$97.51	$100.67	$70.62	$63.81	$58.89
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
Fulton Financial 2009 Peer Group	100.00	98.83	107.90	89.34	80.83	69.99

Issuer Purchases of Equity Securities

Not Applicable.

Item 6.	Selected Financial Data

5-YEAR CONSOLIDATED SUMMARY OF FINANCIAL RESULTS

(dollars in thousands, except per-share data)

	2009	2008	2007	2006	2005
SUMMARY OF OPERATIONS
Interest income	$786,467	$867,494	$939,577	$864,507	$625,767
Interest expense	265,513	343,346	450,833	378,944	213,219

Net interest income	520,954	524,148	488,744	485,563	412,548
Provision for loan losses	190,020	119,626	15,063	3,498	3,120
Investment securities gains (losses), net	1,079	(58,241)	1,740	7,439	6,625
Other income	171,677	155,387	146,284	142,436	137,673
Gain on sale of credit card portfolio	—	13,910	—	—	—
Other expenses	414,358	406,625	405,455	365,991	316,291
Goodwill impairment	—	90,000	—	—	—

Income before income taxes	89,332	18,953	216,250	265,949	237,435
Income taxes	15,408	24,570	63,532	80,422	71,361

Net income (loss)	73,924	(5,617)	152,718	185,527	166,074
Preferred stock dividends and discount accretion	(20,169)	(463)	—	—	—

Net income (loss) available to common shareholders	$53,755	$(6,080)	$152,718	$185,527	$166,074

PER COMMON SHARE (1)
Net income (loss) (basic)	$0.31	$(0.03)	$0.88	$1.07	$1.01
Net income (loss) (diluted)	0.31	(0.03)	0.88	1.06	1.00
Cash dividends	0.120	0.600	0.598	0.581	0.540
RATIOS
Return on average assets	0.45%	(0.04%)	1.01%	1.30%	1.41%
Return on average common shareholders’ equity	3.54	(0.38)	9.98	12.84	13.24
Return on average common shareholders’ equity tangible (2)	5.96	9.33	18.16	23.87	20.28
Net interest margin	3.52	3.70	3.66	3.82	3.93
Efficiency ratio	57.70	56.31	61.20	56.00	55.50
Ending tangible common equity to tangible assets	6.30	5.97	6.03	5.98	6.98
Dividend payout ratio	38.70	N/M	68.00	54.80	54.00
PERIOD-END BALANCES
Total assets	$16,635,635	$16,185,106	$15,923,098	$14,918,964	$12,401,555
Investment securities	3,267,086	2,724,841	3,153,552	2,878,238	2,562,145
Loans, net of unearned income	11,972,424	12,042,620	11,204,424	10,374,323	8,424,728
Deposits	12,097,914	10,551,916	10,105,445	10,232,469	8,804,839
Federal Home Loan Bank advances and long-term debt	1,540,773	1,787,797	1,642,133	1,304,148	860,345
Shareholders’ equity	1,936,482	1,859,647	1,574,920	1,516,310	1,282,971
AVERAGE BALANCES
Total assets	$16,480,673	$15,976,871	$15,090,458	$14,297,681	$11,781,485
Investment securities	3,137,708	2,924,340	2,843,478	2,869,862	2,498,538
Loans, net of unearned income	11,975,899	11,595,243	10,736,566	9,892,082	7,981,604
Deposits	11,637,125	10,016,528	10,222,594	9,955,247	8,364,435
Federal Home Loan Bank advances and long-term debt	1,712,630	1,822,115	1,579,527	1,069,868	839,694
Shareholders’ equity	1,889,561	1,609,828	1,530,613	1,444,793	1,254,476

N/M – Not meaningful.

(1)	Adjusted for stock dividends and stock splits.
(2)	Net income (loss), as adjusted for intangible amortization (net of tax) and goodwill impairment charges, divided by average common shareholders’ equity, net of goodwill and intangible assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

FORWARD-LOOKING STATEMENTS

The Corporation has made, and may continue to make, certain forward-looking statements with respect to its financial condition and results of operations. Many factors could affect future financial results, including without limitation: asset quality and the impact of adverse changes in the economy and in credit or other markets and resulting effects on credit risk and asset values; acquisition and growth strategies; market risk; changes or adverse developments in economic, political, or regulatory conditions; a continuation or worsening of the current disruption in credit and other markets, including the lack of or reduced access to, and the abnormal functioning of, markets for mortgages and other asset-backed securities and for commercial paper and other short-term borrowings; changes in the levels of FDIC deposit insurance premiums and assessments; the effect of competition and interest rates on net interest margin and net interest income; investment strategy and income growth; investment securities gains and losses; declines in the value of securities which may result in charges to earnings; changes in rates of deposit and loan growth; balances of risk-sensitive assets to risk-sensitive liabilities; salaries and employee benefits and other expenses; amortization of intangible assets; goodwill impairment; capital and liquidity strategies and other financial and business matters for future periods. The Corporation cautions that these forward-looking statements are subject to various assumptions, risks and uncertainties. Because of the possibility of changes in these assumptions, actual results could differ materially from forward-looking statements. The Corporation undertakes no obligations to update or revise any forward-looking statements.

OVERVIEW

Net income available to common shareholders increased $59.8 million, from a net loss available to common shareholders of $6.1 million in 2008 to net income available to common shareholders of $53.8 million, or $0.31 per diluted common share in 2009. The key themes that characterized the Corporation’s performance in 2009 were significant deposit growth, growth in non-interest income, effective expense management and, most notably, managing credit quality in the recent, challenging economic environment.

The Corporation grew ending deposits by $1.5 billion, or 14.7%, in 2009, with $1.3 billion of this growth in non-interest and interest-bearing demand and savings accounts. This growth was partially a by-product of prolonged weak economic conditions, as consumers reduced their investments in debt and equity securities while spending less and saving more. The increase in deposits also resulted in a reduction in wholesale funding. The increase in deposits and the resulting changes in its funding mix had a positive impact on net interest margin, in addition to an improvement in the Corporation’s market share throughout its five-state footprint. In addition, the Corporation was able to position itself to assist creditworthy borrowers in the event of more robust consumer spending and business expansion in 2010.

Growth in non-interest income and tight expense control enabled the Corporation to enhance its net income growth, despite the significant credit quality challenges faced in 2009. The growth in non-interest income in 2009 was mostly attributable to increases in gains on sales of mortgage loans, which were driven by historically low interest rates and Federal government first-time homebuyer incentives. Continued growth in non-interest income in 2010 may be impacted by residential mortgage interest rates, which have a direct impact on the level of mortgage sale gains, and legislative activity, which will affect the fees that can be charged to customers for services such as overdrafts.

Despite the challenging economic environment, the Corporation was able to effectively manage its non-interest expenses. Excluding the $90.0 million goodwill impairment charge recorded in 2008, the Corporation was able to keep 2009 non-interest expenses essentially flat in comparison to the prior year. Reductions in discretionary spending and a decrease in charges for losses on auction rate securities offset increases in FDIC insurance assessments and expenses related to the collection and workout of problem loans.

Credit quality presented the greatest challenge to the Corporation in 2009. The provision for loan losses increased $70.4 million, or 58.8%, to $190.0 million for 2009. The significant increase in the provision for loan losses was related to the increase in non-performing loans and net charge-offs, which required additions to the allowance for credit losses to meet allocation needs. The

Corporation began to see stabilization in credit quality metrics during the second half of 2009, as the rate of increase in non-performing assets slowed. As a result, provisioning levels were reduced slightly during the second half of the year.

While there is still much uncertainty about the economic outlook and the potential effects on credit quality in 2010, the Corporation believes that it took the appropriate steps to manage its exposures as of December 31, 2009 and continues to actively monitor its portfolio for signs of further deterioration.

The Corporation has maintained strong capital and liquidity positions throughout 2009. Despite the challenges faced in 2009, the Corporation has the potential for future earnings growth in the event of an economic rebound. The timing and extent of a recovery will depend largely on customers’ confidence in the economy, which will strengthen demand for loans and other products and services the Corporation offers.

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

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	2009	2008
Net income (loss) available to common shareholders (in thousands)	$53,755	$(6,080)
Diluted net income (loss) per common share (1)	$0.31	$(0.03)
Return on average assets	0.45%	(0.04%)
Return on average common shareholders’ equity (2)	3.54%	(0.38%)
Return on average common shareholders’ equity (tangible) (3)	5.96%	9.33%
Net interest margin (4)	3.52%	3.70%
Non-performing assets to total assets	1.83%	1.35%

(1)	Calculated as net income (loss) available to common shareholders divided by diluted weighted average common shares outstanding.
(2)	Calculated as net income (loss), divided by average common shareholders’ equity.
(3)	Calculated as net income (loss), adjusted for intangible amortization (net of tax) and goodwill impairment charges, divided by average common shareholders’ equity, excluding goodwill and intangible assets.
(4)	Presented on a fully taxable-equivalent (FTE) basis, using a 35% Federal tax rate and statutory interest expense disallowances. See also “Net Interest Income” section of Management’s Discussion.

Net income (loss) available to common shareholders increased $59.8 million in 2009, largely due to a number of significant items. These significant items, and their impact on net income (loss) available to common shareholders, are presented in the following table:

	2009			2008
	Pre-tax (Expense)/ Income	After-tax (Expense)/ Income	Diluted EPS Impact	Pre-tax (Expense) /Income	After-tax (Expense) /Income	Diluted EPS Impact
	(in thousands, except per share amounts)
Preferred stock dividends and discount accretion	$(20,169)	$(20,169)	$(0.11)	$(463)	$(463)	$—
FDIC insurance expense	(26,579)	(17,276)	(0.10)	(4,562)	(2,965)	(0.02)
Investment securities sale gains	14,480	9,412	0.05	7,095	4,612	0.03
Other-than-temporary impairment of securities	(13,401)	(8,711)	(0.05)	(65,336)	(42,468)	(0.24)
Guarantee related to purchase of customer auction rate securities	(6,237)	(4,054)	(0.02)	(19,810)	(12,877)	(0.07)
Goodwill impairment	—	—	—	(90,000)	(90,000)	(0.52)
Gain on sale of credit card portfolio	—	—	—	13,910	9,042	0.05

Total	$(51,906)	(40,798)	(0.23)	$(159,166)	(135,119)	(0.77)

Net income (loss) available to common shareholders		53,755	0.31		(6,080)	(0.03)

Adjusted net income available to common shareholders		$94,553	$0.54		$129,039	$0.74

Note:	Adjusted net income available to common shareholders is a non-Generally Accepted Accounting Principles (GAAP) measure. This measure is presented as it is useful for comparing information and assessing trends in the Corporation’s results of operations. This measure should not be considered a substitute for GAAP basis measures nor should it be viewed as a substitute for operating results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures which may be presented by other companies. The Corporation strongly encourages a review of Management’s Discussion in its entirety.

Adjusted net income available to common shareholders decreased $34.5 million, or 26.7% primarily due to a $70.4 million ($45.8 million after-tax) increase in the provision for loan losses, offset by a $12.3 million ($8.0 million after-tax) increase in gains on sales of mortgage loans. The increase in the provision for loan losses was due to an increase in net loans charged off and an increase in non performing loans, which resulted in additional allocations to the allowance for credit losses. The increase in gains on sales of mortgage loans was the result of an increase in the volume of loans sold, due to historically low interest rates for residential mortgages in 2009.

Additional information regarding the significant items presented in the preceding table can be found in the “Results of Operations” section of Management’s Discussion.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the most significant component of the Corporation’s net income. The Corporation manages the risk associated with changes in interest rates through the techniques described in the “Market Risk” section of Management’s Discussion. Net interest income decreased $3.2 million, or 0.6%, to $521.0 million in 2009, as a result of an 18 basis point decrease in the net interest margin, partially offset by the impact of balance sheet growth.

The following table provides a comparative average balance sheet and net interest income analysis for 2009 compared to 2008 and 2007. Interest income and yields are presented on a fully taxable-equivalent (FTE) basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these tax-equivalent amounts.

	2009			2008			2007
(dollars in thousands)	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income (2)	$11,975,899	$655,384	5.47%	$11,595,243	$732,533	6.32%	$10,736,566	$805,881	7.51%
Taxable inv. securities (3)	2,548,810	112,945	4.43	2,228,204	110,220	4.95	2,157,325	99,621	4.62
Tax-exempt inv. securities (3)	451,828	25,180	5.57	512,920	27,904	5.44	496,820	25,856	5.20
Equity securities (3)	137,070	2,917	2.13	183,216	6,520	3.56	189,333	9,073	4.79

Total investment securities	3,137,708	141,042	4.50	2,924,340	144,644	4.95	2,843,478	134,550	4.73
Loans held for sale	105,067	5,390	5.13	93,085	5,701	6.12	166,437	11,501	6.91
Other interest-earning assets	21,255	196	0.92	21,503	586	2.71	33,015	1,630	4.90

Total interest-earning assets	15,239,929	802,012	5.27	14,634,171	883,464	6.04	13,779,496	953,562	6.93
Noninterest-earning assets:
Cash and due from banks	305,410			318,524			329,814
Premises and equipment	203,865			197,967			190,910
Other assets (3)	952,597			951,270			899,292
Less: Allowance for loan losses	(221,128)			(125,061)			(109,054)

Total Assets	$16,480,673			$15,976,871			$15,090,458

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$1,857,081	$7,995	0.43%	$1,714,029	$13,168	0.77%	$1,696,624	$28,331	1.67%
Savings deposits	2,425,864	19,487	0.80	2,152,158	28,520	1.32	2,258,113	53,312	2.36
Time deposits	5,507,090	153,344	2.78	4,502,399	170,426	3.79	4,553,994	212,752	4.67

Total interest-bearing deposits	9,790,035	180,826	1.85	8,368,586	212,114	2.53	8,508,731	294,395	3.46
Short-term borrowings	1,043,279	3,777	0.36	2,336,526	50,091	2.12	1,574,495	73,983	4.66
Long-term debt	1,712,630	80,910	4.72	1,822,115	81,141	4.45	1,579,527	82,455	5.22

Total interest-bearing liabilities	12,545,944	265,513	2.12	12,527,227	343,346	2.74	11,662,753	450,833	3.86
Noninterest-bearing liabilities:
Demand deposits	1,847,090			1,647,942			1,713,863
Other	198,078			191,874			183,229

Total Liabilities	14,591,112			14,367,043			13,559,845
Shareholders’ equity	1,889,561			1,609,828			1,530,613

Total Liabs. and Equity	$16,480,673			$15,976,871			$15,090,458

Net interest income/net interest margin (FTE)		536,499	3.52%		540,118	3.70%		502,729	3.66%

Tax equivalent adjustment		(15,545)			(15,970)			(13,985)

Net interest income		$520,954			$524,148			$488,744

(1)	Includes dividends earned on equity securities.
(2)	Includes non-performing loans.
(3)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table sets forth a summary of changes in FTE interest income and expense resulting from changes in average balances (volumes) and changes in rates:

	2009 vs. 2008 Increase (decrease) due To change in			2008 vs. 2007 Increase (decrease) due To change in
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans and leases	$23,414	$(100,563)	$(77,149)	$61,027	$(134,375)	$(73,348)
Taxable investment securities	12,787	(10,062)	2,725	4,588	6,011	10,599
Tax-exempt investment securities	(3,391)	667	(2,724)	854	1,194	2,048
Equity securities	(1,388)	(2,215)	(3,603)	(285)	(2,268)	(2,553)
Loans held for sale	681	(992)	(311)	(4,610)	(1,190)	(5,800)
Other interest-earning assets	(7)	(383)	(390)	(457)	(587)	(1,044)

Total interest-earning assets	$32,096	$(113,548)	$(81,452)	$61,117	$(131,215)	$(70,098)

Interest expense on:
Demand deposits	$1,022	$(6,195)	$(5,173)	$288	$(15,451)	$(15,163)
Savings deposits	3,202	(12,235)	(9,033)	(2,375)	(22,417)	(24,792)
Time deposits	33,428	(50,510)	(17,082)	(2,384)	(39,942)	(42,326)
Short-term borrowings	(18,535)	(27,779)	(46,314)	26,332	(50,224)	(23,892)
Long-term debt	(5,023)	4,792	(231)	11,713	(13,027)	(1,314)

Total interest-bearing liabilities	$14,094	$(91,927)	$(77,833)	$33,574	$(141,061)	$(107,487)

Note: Changes which are partially attributable to rate and volume are allocated based on the proportion of the direct changes attributable to rate and volume.

2009 vs. 2008

Interest income decreased $81.5 million, or 9.2%. A 77 basis point decrease in average rates resulted in a $113.5 million decrease in interest income, which was partially offset by a $32.1 million increase in interest income realized from a $605.8 million, or 4.1%, increase in average balances.

Contributing to the increase in average interest-earning assets was a $380.7 million, or 3.3%, increase in average loans. During 2009, overall loan growth was slowed as a result of weak economic conditions. Also affecting loan growth was the Corporation’s efforts to reduce credit exposure in certain sectors. The following table presents growth in average loans, by type:

			Increase (decrease)
	2009	2008	$	%
	(dollars in thousands)
Real estate - commercial mortgage	$4,135,486	$3,747,240	$388,246	10.4%
Commercial - industrial, financial and agricultural	3,673,654	3,525,629	148,025	4.2
Real estate - home equity	1,665,834	1,597,207	68,627	4.3
Real estate - construction	1,111,863	1,320,418	(208,555)	(15.8)
Real estate - residential mortgage	938,187	918,658	19,529	2.1
Consumer	368,651	399,281	(30,630)	(7.7)
Leasing and other	82,224	86,810	(4,586)	(5.3)

Total	$11,975,899	$11,595,243	$380,656	3.3%

The growth in average loans was primarily due to increases in commercial mortgages, commercial loans and home equity loans, offset by a decrease in construction loans. Geographically, the increase in commercial mortgages was mainly attributable to increases within the Corporation’s Pennsylvania ($207.3 million, or 10.7%), New Jersey ($80.8 million, or 7.3%) and Maryland ($73.8 million, or 26.1%) markets. The increase in commercial loans was mostly attributable to an increase within the Corporation’s Pennsylvania market of $134.3 million, or 6.0%. The $68.6 million, or 4.3%, increase in home equity loans was in home equity lines of credit, offset by a decrease in collateralized home equity loans.

Offsetting the above increases was a $208.6 million, or 15.8%, decrease in construction loans, due to both a lower level of new and existing residential housing developments and the Corporation’s efforts to reduce its credit exposure in this sector, particularly within its Maryland and Virginia markets. Geographically, the decrease was attributable to decreases in the Corporation’s Maryland ($100.7 million, or 25.5%), Virginia ($48.1 million, or 14.7%), New Jersey ($27.7 million, or 11.3%) and Pennsylvania ($26.6 million, or 8.1%) markets.

The average yield on loans during 2009 of 5.47% represented an 85 basis point, or 13.4%, decrease in comparison to 2008. The decrease in the average yield on loans reflected a lower average rate environment, as illustrated by a lower average prime rate in 2009 (3.25%) as compared to 2008 (5.12%). The decrease in average yields was not as pronounced as the decrease in the average prime rate as fixed and adjustable rate loans, unlike floating rate loans, have a lagged repricing effect during periods of declining interest rates.

Average investments increased $213.4 million, or 7.3%, primarily due to a $181.1 million increase in student loan auction rate securities, also known as auction rate certificates (ARCs). The Corporation’s investment management and trust division, Fulton Financial Advisors, held ARCs for some of its customers’ accounts. ARCs are structured to allow for their sale in periodic auctions, with fair values that could be derived based on periodic auctions under normal market conditions. Beginning in the second quarter of 2008 and continuing throughout 2009, the Corporation began purchasing customer ARCs due to the failure of these periodic auctions, making these previously short-term investments illiquid.

The average yield on investment securities decreased 45 basis points, or 9.1%, from 4.95% in 2008 to 4.50% in 2009 as current year purchases were at yields that were lower than the overall portfolio yield. Investment yields were also adversely impacted by the reduction, or in some cases the suspension of, dividends on equities, particularly financial institution stocks and FHLB stocks. The $181.1 million increase in ARCs resulted in a seven basis point decrease in average yield.

The $81.5 million decrease in interest income was largely offset by a decrease in interest expense of $77.8 million, or 22.7%, to $265.5 million in 2009 from $343.3 million in 2008. Interest expense decreased $91.9 million as a result of a 62 basis point, or 22.6%, decrease in the average cost of total interest-bearing liabilities. This decrease was partially offset by an increase in interest expense of $14.1 million caused by an increase in average interest-bearing liabilities.

The following table summarizes the change in average deposits, by type:

			Increase
	2009	2008	$	%
	(dollars in thousands)
Noninterest-bearing demand	$1,847,090	$1,647,942	$199,148	12.1%
Interest-bearing demand	1,857,081	1,714,029	143,052	8.3
Savings/money market	2,425,864	2,152,158	273,706	12.7
Time deposits	5,507,090	4,502,399	1,004,691	22.3

Total	$11,637,125	$10,016,528	$1,620,597	16.2%

The Corporation experienced a net increase in average noninterest-bearing and interest-bearing demand and savings accounts of $615.9 million, or 11.2%. The increase in noninterest-bearing accounts was in business accounts, while the increase in interest-bearing demand and savings accounts was in governmental, business and personal accounts. The growth in business account balances was due, in part, to businesses being required to keep higher balances on hand to offset service fees, as well as a movement from the Corporation’s cash management products due to low interest rates. The increase in personal account balances was the result of a reduction in customer spending, in addition to the impact of decreased consumer confidence in equity and debt markets, resulting in a shift to deposits. The trends that impacted personal deposit growth in 2009 may reverse in 2010 if economic conditions improve.

The $1.0 billion increase in time deposits occurred primarily in retail customer certificates of deposits. This increase was due to active promotion in the fourth quarter of 2008 and the beginning of 2009. These average deposit increases were used to reduce the Corporation’s short and long-term borrowings.

The following table summarizes the changes in average borrowings, by type:

			Increase (decrease)
	2009	2008	$	%
	(dollars in thousands)
Short-term borrowings:
Federal funds purchased	$453,268	$1,328,888	$(875,620)	(65.9%)
Customer short-term promissory notes	287,231	454,473	(167,242)	(36.8)
Customer repurchase agreements	254,662	227,130	27,532	12.1
Federal Reserve Bank borrowings	46,137	—	46,137	N/M
FHLB overnight repurchase agreements	—	303,224	(303,224)	N/M
Other short-term borrowings	1,981	22,811	(20,830)	(91.3)

Total short-term borrowings	1,043,279	2,336,526	(1,293,247)	(55.3)

Long-term debt:
FHLB Advances	1,329,482	1,439,197	(109,715)	(7.6)
Other long-term debt	383,148	382,918	230	0.1

Total long-term debt	1,712,630	1,822,115	(109,485)	(6.0)

Total borrowings	$2,755,909	$4,158,641	$(1,402,732)	(33.7%)

N/M – Not meaningful.

The $1.3 billion, or 55.3%, decrease in short-term borrowings was mainly due to an $875.6 million decrease in Federal funds purchased and a $303.2 million decrease in Federal Home Loan Bank (FHLB) overnight repurchase agreements, both a result of the increase in deposits. Also contributing to the decrease in short-term borrowings was a $139.7 million decrease in short-term customer funding due to customers transferring funds from the cash management program to deposits due to the low interest rate environment. The $109.5 million, or 6.0%, decrease in long-term debt was due to maturities of FHLB advances.

2008 vs. 2007

FTE net interest income increased $37.4 million, or 7.4%, from $502.7 million in 2007 to $540.1 million in 2008, due to an increase in average interest-earning assets and a four basis point increase in net interest margin.

Interest income decreased $70.1 million, or 7.4%, due to a $131.2 million decrease related to changes in interest rates. During 2008, the average rates on interest-earning assets decreased 89 basis points, or 12.8%, in comparison to 2007. The decline in interest income due to changes in rates was partially offset by a $61.1 million increase in interest income realized from growth in average interest-earning assets of $854.7 million, or 6.2%.

The increase in average interest-earning assets was almost entirely due to loan growth. Average loans increased by $858.7 million, or 8.0%, to $11.6 billion in 2008. The growth in average loans was primarily due to increases in commercial mortgages and commercial loans. Commercial mortgages increased $424.5 million, or 12.8%, due primarily to increases in floating and adjustable rate loan products. Commercial loans increased $322.8 million, or 10.0%, due primarily to increases in floating and adjustable rate loans and partially due to increases in fixed rate loan products.

Residential mortgages increased $167.2 million, or 22.2%, due primarily to growth in traditional adjustable rate mortgages. Home equity loans increased $142.6 million, or 9.8%, due to an increase in home equity lines of credit, due to the introduction of a new blended fixed/floating rate loan product in late 2007 and an increase in line of credit usage for existing borrowings.

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

The average yield on investment securities increased 22 basis points from 4.73% in 2007 to 4.95% in 2008. The increase in yield was due to the systematic reinvestment of normal portfolio cash flows, primarily from shorter-duration, lower-yielding mortgage-backed securities, into a combination of higher-yielding mortgage-backed pass-through securities, U.S. government issued collateralized mortgage obligations and longer-term municipal securities.

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

Average deposits decreased $206.1 million, or 2.0%. The Corporation experienced a net decrease in noninterest-bearing and interest-bearing demand and savings accounts of $154.5 million, or 2.7%, primarily due to personal accounts. Time deposits decreased $51.6 million, or 1.1%, due to a $137.2 million decrease in brokered certificates of deposit, offset by an $85.6 million increase in customer certificates of deposit.

Short-term borrowings increased $762.0 million, or 48.4%, due to a $520.5 million increase in Federal funds purchased and a $213.5 million increase in FHLB overnight repurchase agreements. Long-term debt increased $242.6 million, or 15.4%, due to a $227.1 million, or 18.7%, increase in FHLB advances as longer-term rates were locked and durations were extended to manage interest rate risk. The total increase in borrowings of $1.0 billion was principally employed to support overall balance sheet growth.

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

A summary of the Corporation’s loan loss experience follows:

	2009	2008	2007	2006	2005
	(dollars in thousands)
Loans, net of unearned income outstanding at end of year	$11,972,424	$12,042,620	$11,204,424	$10,374,323	$8,424,728

Daily average balance of loans, net of unearned income	$11,975,899	$11,595,243	$10,736,566	$9,892,082	$7,981,604

Balance of allowance for credit losses at beginning of year	$180,137	$112,209	$106,884	$92,847	$89,627
Loans charged off:
Real estate – construction	44,909	14,891	—	—	—
Commercial – industrial, financial and agricultural	34,761	18,592	6,796	3,013	4,095
Real estate – commercial mortgage	15,530	7,516	851	155	158
Real estate – residential mortgage and home equity	7,056	5,868	355	274	309
Consumer	10,770	5,188	3,678	3,138	3,436
Leasing and other	6,048	4,804	2,059	389	206

Total loans charged off	119,074	56,859	13,739	6,969	8,204

Recoveries of loans previously charged off:
Real estate – construction	1,194	17	—	—	—
Commercial – financial and agricultural	1,679	1,795	1,664	2,863	2,705
Real estate – commercial mortgage	536	286	34	210	960
Real estate – residential mortgage and home equity	150	143	144	58	285
Consumer	1,678	1,487	1,246	1,289	1,169
Leasing and other	1,233	1,433	913	97	77

Total recoveries	6,470	5,161	4,001	4,517	5,196

Net loans charged off	112,604	51,698	9,738	2,452	3,008
Provision for loan losses	190,020	119,626	15,063	3,498	3,120
Allowance of purchased entities	—	—	—	12,991	3,108

Balance at end of year	$257,553	$180,137	$112,209	$106,884	$92,847

Components of Allowance for Credit Losses:
Allowance for loan losses	$256,698	$173,946	$107,547	$106,884	$92,847
Reserve for unfunded lending commitments (1)	855	6,191	4,662	—	—

Allowance for credit losses	$257,553	$180,137	$112,209	$106,884	$92,847

Selected Asset Quality Ratios:
Net charge-offs to average loans	0.94%	0.45%	0.09%	0.02%	0.04%
Allowance for loan losses to loans outstanding	2.14%	1.44%	0.96%	1.03%	1.10%
Allowance for credit losses to loans outstanding	2.15%	1.50%	1.00%	1.03%	1.10%
Non-performing assets (2) to total assets	1.83%	1.35%	0.76%	0.39%	0.38%
Non-performing assets to total loans and OREO	2.54%	1.82%	1.08%	0.56%	0.57%
Non-accrual loans to total loans	1.99%	1.34%	0.68%	0.32%	0.43%
Allowance for credit losses to non-performing loans	91.42%	91.38%	105.93%	198.87%	203.74%
Non-performing assets to tangible common shareholders’ equity and allowance for credit losses	24.00%	19.68%	11.40%	6.03%	5.14%

(1)	Reserve for unfunded lending commitments transferred to other liabilities as of December 31, 2007. Prior periods were not reclassified.
(2)	Includes accruing loans past due 90 days or more.

The Corporation’s provision for loan losses for 2009 totaled $190.0 million, a $70.4 million, or 58.8%, increase from the $119.6 million provision for loan losses in 2008. The increase in the provision for loan losses was due to the $60.9 million, or 117.8%, increase net loans charged off, an $84.6 million, or 42.9%, increase in non-performing loans and an increase in delinquency rates, all of which resulted in additional allocations to the allowance for credit losses.

The $60.9 million increase in net charge-offs was primarily due to increases in construction loan net charge-offs ($28.8 million), commercial loan net charge-offs ($16.3 million), commercial mortgage net charge-offs ($7.8 million) and consumer loan net charge-offs ($5.4 million).

Of the $112.6 million of net charge-offs recorded in 2009, 27.7% were for loans originated by the Corporation’s banks in Maryland, 27.1% in New Jersey, 21.9% in Virginia and 21.1% in Pennsylvania. During 2009, individual charge-offs of $1.0 million or greater totaled approximately $44 million, of which approximately $28 million were for residential construction or land development loans, approximately $10 million were for commercial loans, approximately $4 million were for commercial mortgages and approximately $2 million was related to a lease of commercial equipment. For 2008, individual charge-offs of $1.0 million or greater totaled approximately $26 million, of which approximately $17 million were for residential construction or land development loans, approximately $6 million were for commercial loans and approximately $3 million was related to a lease of commercial equipment.

The following table presents the aggregate amount of non-accrual and past due loans and other real estate owned (1):

	December 31
	2009	2008	2007	2006	2005
	(in thousands)
Non-accrual loans (1) (2) (3)	$238,360	$161,962	$76,150	$33,113	$36,560
Accruing loans past due 90 days or more	43,359	35,177	29,782	20,632	9,012

Total non-performing loans	281,719	197,139	105,932	53,745	45,572
Other real estate owned (OREO)	23,309	21,855	14,934	4,103	2,072

Total non-performing assets	$305,028	$218,994	$120,866	$57,848	$47,644

(1)	In 2009, the total interest income that would have been recorded if non-accrual loans had been current in accordance with their original terms was approximately $19.0 million. The amount of interest income on non-accrual loans that was included in 2009 income was approximately $1.6 million.
(2)	Accrual of interest is generally discontinued when a loan becomes 90 days past due as to principal and interest. When interest accruals are discontinued, interest credited to income is reversed. Non-accrual loans are restored to accrual status when all delinquent principal and interest becomes current or the loan is considered secured and in the process of collection. Certain loans, primarily adequately collateralized mortgage loans, may continue to accrue interest after reaching 90 days past due.
(3)	Excluded from the amounts presented as of December 31, 2009 were $653.4 million in loans where possible credit problems of borrowers have caused management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms. These loans were reviewed for impairment under the Financial Accounting Standards Board’s Accounting Standards Codification Section 310-10-35, but continue to pay according to their contractual terms and are, therefore, not included in non-performing loans. Non-accrual loans include $116.4 million of impaired loans.

Excluded from the summary of non-performing assets above were $41.1 million of loans whose terms were modified under a troubled debt restructuring and were current under their modified terms at December 31, 2009. These troubled debt restructurings include $24.6 million of residential mortgages and $16.5 million of commercial loans.

The following table summarizes the Corporation’s non-performing loans, by type, as of the indicated dates:

	December 31
	2009	2008	2007	2006	2005
	(in thousands)
Real estate – construction	$92,841	$80,083	$30,927	$13,385	$374
Commercial – industrial, agricultural and financial	69,604	40,294	27,715	21,706	25,585
Real estate – commercial mortgage	61,052	41,745	14,515	8,776	9,853
Real estate – residential mortgage and home equity	45,748	26,304	25,774	7,085	7,384
Consumer	12,319	8,374	4,741	2,793	2,287
Leasing	155	339	2,260	—	89

Total non-performing loans	$281,719	$197,139	$105,932	$53,745	$45,572

Non-performing loans increased $84.6 million, or 42.9%, to $281.7 million as of December 31, 2009. In late 2008, the Corporation experienced a significant increase in non-performing construction loans, primarily in its Maryland and Virginia markets. During 2009, prolonged weak economic conditions resulted in an increase in the level of non-performing loans within the Corporation’s commercial and commercial mortgage loan portfolios, primarily in its Pennsylvania and New Jersey markets, while the rate of growth in the non-performing construction loans in the Corporation’s Maryland and Virginia markets slowed.

In 2009, non-performing commercial loans increased $29.3 million, or 72.7%, with $14.4 million of the increase in Pennsylvania, $7.8 million in Virginia and $5.5 million in Maryland. Non-performing commercial mortgages increased $19.3 million, or 46.2%, with $14.7 million of the increase in New Jersey and $3.7 million in Pennsylvania. Non-performing residential mortgage and home equity loans increased $19.4 million, or 73.9%, with increases spread throughout the Corporation’s geographical markets. Non-performing construction loans increased $12.8 million, or 15.9%, with $9.1 million of the increase in Maryland, $7.8 million in Pennsylvania, and $3.9 million in New Jersey, offset by a $8.1 million decrease in Virginia.

The $23.3 million balance of OREO as of December 31, 2009 included $14.0 million of residential properties, $5.6 of commercial properties and $2.8 million of undeveloped residential land.

The following table summarizes loan delinquency rates, by type, as of the indicated dates:

	December 31, 2009			December 31, 2008
	30-60 Days	> 90 Days	Total	30-60 Days	> 90 Days	Total
Real estate – construction	0.70%	9.43%	10.13%	2.06%	6.15%	8.21%
Commercial – industrial, agricultural and financial	0.63	1.88	2.51	0.56	1.08	1.65
Real estate – commercial mortgage	0.91	1.42	2.33	0.74	1.03	1.78
Real estate – residential mortgage	4.12	5.10	9.22	4.14	2.97	7.11
Consumer, home equity, leasing and other	1.12	0.60	1.72	0.82	0.41	1.23
Total	1.09%	2.36%	3.44%	1.11%	1.64%	2.74%

The following table summarizes the allocation of the allowance for loan losses by loan type:

	December 31
	2009		2008		2007		2006		2005
	(dollars in thousands)
	Allow- ance	% of Loans In Each Category	Allow- ance	% of Loans In Each Category	Allow- ance	% of Loans in Each Category	Allow- ance	% of Loans in Each Category	Allow- ance	% of Loans in Each Category
Comm’l – financial & agricultural	$96,901	30.9%	$66,147	30.2%	$53,194	30.6%	$52,942	28.6%	$52,379	28.2%
Real estate – construction	67,388	8.2	32,917	10.5	1,174	12.2	1,383	13.9	1,773	10.1
Real estate – commercial mortgage	32,257	35.9	42,402	33.4	31,542	31.0	34,606	30.9	14,690	33.6
Real estate – residential mortgage	13,704	21.4	7,158	22.1	2,868	21.0	1,208	20.7	1,139	21.0
Consumer, leasing & other	13,620	3.6	8,167	3.8	8,142	5.2	6,475	5.9	7,935	7.1
Unallocated	32,828	—	17,155	—	10,627	—	10,270	—	14,931	—

Total	$256,698	100.0%	$173,946	100.0%	$107,547	100.0%	$106,884	100.0%	$92,847	100.0%

The provision for loan losses is determined by the allowance allocation process, whereby an estimated need is allocated to impaired loans, as defined by the Financial Accounting Standards Board’s Accounting Standards Codification (FASB ASC) Section 310-10-35,

or to pools of loans under FASB ASC Subtopic 450-20. The allocation is based on risk factors, collateral levels, economic conditions and other relevant factors, as appropriate. The Corporation also maintains an unallocated allowance for factors or conditions that exist at the balance sheet date, but are not specifically identifiable. Management believes such an unallocated allowance, which was approximately 13% as of December 31, 2009, is reasonable and appropriate as the estimates used in the allocation process are inherently imprecise. See additional disclosures in Note A, “Summary of Significant Accounting Policies”, in the Notes to Consolidated Financial Statements and “Critical Accounting Policies”, in Management’s Discussion. Management believes that the allowance for loan losses balance of $256.7 million as of December 31, 2009 is sufficient to cover losses inherent in the loan portfolio on that date and is appropriate based on applicable accounting standards.

Other Income and Expenses

2009 vs. 2008

Other Income

The following table presents the components of other income for the past two years:

			Increase (decrease)
	2009	2008	$	%
	(dollars in thousands)
Overdraft fees	$35,964	$35,324	$640	1.8%
Cash management fees	11,399	13,274	(1,875)	(14.1)
Other	13,087	13,042	45	0.3

Service charges on deposit accounts	60,450	61,640	(1,190)	(1.9)
Debit card income	11,094	9,803	1,291	13.2
Merchant fees	7,476	7,608	(132)	(1.7)
Foreign exchange income	6,573	6,726	(153)	(2.3)
Letter of credit fees	6,387	6,009	378	6.3
Other	5,791	6,101	(310)	(5.1)

Other service charges and fees	37,321	36,247	1,074	3.0
Investment management and trust services	32,076	32,734	(658)	(2.0)
Gains on sales of mortgage loans	22,644	10,332	12,312	119.2
Credit card income	5,472	3,587	1,885	52.6
Gains on sales of OREO	1,925	679	1,246	183.5
Other income	11,789	10,168	1,621	15.9

Total, excluding gain on sale of credit card portfolio and investment securities gains (losses)	171,677	155,387	16,290	10.5
Gain on sale of credit card portfolio	—	13,910	(13,910)	N/M
Investment securities gains (losses)	1,079	(58,241)	59,320	N/M

Total	$172,756	$111,056	$61,700	55.6%

N/M – Not Meaningful.

The $1.2 million, or 1.9%, decrease in service charges on deposit accounts was due to a $1.9 million, or 14.1%, decrease in cash management fees, as customers transferred funds from the cash management program to deposits due to the low interest rate environment, offset by a $640,000, or 1.8%, increase in overdraft fees.

The $1.1 million, or 3.0%, increase in other service charges and fees was primarily due to a $1.3 million, or 13.2%, increase in debit card fees as transaction volumes increased.

The $12.3 million, or 119.2%, increase in gains on sales of mortgage loans resulted from an increase in the volume of loans sold from $648.1 million in 2008 to $2.1 billion in 2009. The $1.5 billion, or 229.0%, increase in loans sold was mainly due to an increase in refinance activity, as mortgage rates dropped to historic lows. Refinances accounted for approximately 70% of sales volumes in 2009, compared to approximately 43% in 2008.

Credit card income includes fees earned for each new account opened and a percentage of revenue earned on both new accounts and accounts sold, under an agreement entered into with the purchaser of the Corporation’s credit card portfolio. The $1.9 million, or 52.6%, increase in credit card income was primarily due to twelve months of revenue being earned in 2009 compared to less than nine months earned during 2008, as the agreement with the credit card purchaser was executed during the second quarter of 2008.

The $1.2 million, or 183.5%, increase in gains on sales of OREO was due to an increase in the number of properties sold in 2009. The $1.6 million, or 15.9%, increase in other income was primarily due to a $1.0 million mortgage servicing rights impairment charge in 2008, which was recorded as a decrease to mortgage servicing income.

Investment securities gains of $1.1 million for 2009 included $14.5 million of net gains on the sales of debt securities, primarily collateralized mortgage obligations, offset by other-than-temporary impairment charges of $13.4 million. During 2009, the Corporation recorded $9.5 million of other-than-temporary impairment charges for pooled trust preferred securities issued by financial institutions and $3.8 million of other-than-temporary impairment charges for financial institutions stocks. The $58.2 million of investment securities losses for 2008 were primarily a result of $43.1 million of other-than-temporary impairment charges for financial institutions stocks and $15.8 million of other-than-temporary impairment charges for pooled trust preferred securities issued by financial institutions. See Note C, “Investment Securities” in the Notes to Consolidated Financial Statements for additional details.

Other Expenses

The following table presents the components of other expenses for each of the past two years:

			Increase (decrease)
	2009	2008	$	%
	(dollars in thousands)
Salaries and employee benefits	$218,812	$213,557	$5,255	2.5%
Net occupancy expense	42,040	42,239	(199)	(0.5)
FDIC insurance premiums	26,579	4,562	22,017	482.6
Equipment expense	12,820	13,332	(512)	(3.8)
Data processing	11,328	12,813	(1,485)	(11.6)
Professional fees	9,099	7,618	1,481	19.4
Marketing	8,915	13,267	(4,352)	(32.8)
Telecommunications	8,608	8,172	436	5.3
Operating risk loss	7,550	24,308	(16,758)	(68.9)
Intangible amortization	5,747	7,162	(1,415)	(19.8)
OREO expenses	5,694	5,580	114	2.0
Supplies	5,637	5,773	(136)	(2.4)
Postage	5,292	5,474	(182)	(3.3)
Other	46,237	42,768	3,469	8.1

Total, excluding goodwill impairment	$414,358	$406,625	$7,733	1.9%
Goodwill impairment	—	90,000	(90,000)	N/M

Total	$414,358	$496,625	$(82,267)	(16.6%)

N/M – Not Meaningful.

Salaries and employee benefits increased $5.3 million, or 2.5%, with salaries increasing $2.4 million, or 1.4%, and benefits increasing $2.9 million, or 7.5%.

The increase in salaries was due to a $2.2 million increase in incentive compensation expense for subsidiary bank management. Although merit increases were suspended as of March 2009, the remaining increase in salary expense reflects the 2009 impact of merit increases granted prior to the salary freeze. These increases were partially offset by a reduction in average full-time equivalent employees from 3,660 in 2008 to 3,600 in 2009.

The increase in employee benefits was primarily due to a $1.8 million, or 9.2%, increase in healthcare costs as claims increased, a $1.9 million increase in defined benefit pension plan expense due to a lower return on plan assets and $1.1 million in severance expense primarily related to the consolidation of back office functions at the Corporation’s Columbia Bank subsidiary. These increases were offset by a $970,000 decrease in accruals for compensated absences and a $602,000 decrease in postretirement plan expense due to a reduction in benefits covered.

The $22.0 million, or 482.6%, increase in FDIC insurance expense was due to a $7.9 million special assessment in 2009, in addition to an increase in assessment rates, which were effective January 1, 2009. Gross FDIC insurance premiums for 2009, excluding the special assessment, were $18.8 million before applying $114,000 of one-time credits. For 2008, gross FDIC insurance premiums were $7.0 million, before applying $2.4 million of one-time credits.

In November 2009, the FDIC issued a ruling requiring financial institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. As a result, the Corporation pre-paid $70.2 million of FDIC insurance assessments in the fourth quarter of 2009, $18.3 million of which represented the estimated FDIC insurance assessments for 2010.

The $1.5 million, or 11.6%, decrease in data processing expense was primarily due to savings realized from the consolidation of back office functions at the Corporation’s Columbia Bank subsidiary, as well as reductions in costs for certain renegotiated vendor contracts. The $1.5 million, or 19.4%, increase in professional fees was primarily due to increased legal costs associated with the collection and workout efforts for non-performing loans. The $4.4 million, or 32.8%, decrease in marketing expenses was due to an effort to reduce discretionary spending and the timing of promotional campaigns. The $1.4 million, or 19.8%, decrease in intangible amortization was realized mainly in core deposit intangible assets, which are amortized on an accelerated basis, with lower expense in later years.

The $16.8 million, or 68.9%, decrease in operating risk loss was due to a $13.6 million reduction in charges related to the Corporation’s commitment to purchase ARCs from customer accounts and a $2.9 million decrease in losses on the actual and potential repurchase of residential mortgage and home equity loans previously sold in the secondary market. See Note O, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for additional details.

The $3.5 million, or 8.1%, increase in other expenses included a $2.7 million increase in loan collection and workout costs, a $1.9 million increase in student loan lender expense, and the impact of a $1.4 million reversal of litigation reserves in 2008 associated with the Corporation’s share of indemnification liabilities with Visa Inc. (Visa). These increases in other expenses were offset by decreases of $1.7 million in consulting fees, due primarily to certain information technology initiatives in 2008 that did not recur in 2009, and a $1.1 million decrease in travel and entertainment expense, due to efforts to reduce discretionary spending.

2008 vs. 2007

Other Income

Other income decreased $37.0 million, or 25.0%. In 2008, the Corporation had $58.2 million of investment securities losses, compared to investment securities gains of $1.7 million in 2007. Excluding investment securities gains (losses), other income increased $23.0 million, or 15.7%.

Service charges on deposit accounts increased $15.1 million, or 32.6%, primarily due to an increase in overdraft fees of $13.0 million, or 58.1%, and an increase in cash management fees of $1.7 million, or 15.1%. The increase in overdraft fees was mainly due to a new overdraft program that was introduced in November 2007. The increase in cash management fees was due to increased sales during 2007, resulting in a higher revenue stream in 2008.

Other service charges and fees increased $4.1 million, or 12.7%, due to a $2.4 million, or 56.8%, increase in foreign currency processing revenue, due primarily to an increase in volume, a $1.1 million, or 12.5%, increase in debit card fees, also due to increased volumes, and a $658,000, or 12.5%, increase in letter of credit fees.

Investment management and trust services income decreased $5.9 million, or 15.3%, primarily due to a $4.9 million, or 38.2%, decrease in brokerage revenue. During 2008, the Corporation began transitioning its brokerage business from a transaction-based model to a relationship model, which generates fees based on the values of assets under management rather than transaction volume. This transition had a negative impact on brokerage revenue due to expected business disruptions. The negative performance of equity markets also contributed to the decrease in investment management and trust services income.

Gains on sales of mortgage loans decreased $4.0 million, or 27.7%, due to lower sales volumes. Total loans sold were $648.1 million in 2008 and $1.3 billion in 2007, mainly due to the exit from the national wholesale residential mortgage business in 2007. Credit card income of $3.6 million was related to income earned subsequent to the Corporation’s April 2008 credit card portfolio sale.

Other income decreased $3.8 million, or 26.1%, primarily due to a $2.1 million gain related to the resolution of litigation and the sale of certain assets between the Corporation and an unaffiliated bank and a $700,000 gain related to the redemption of a partnership interest, both recorded in 2007. In 2008, the Corporation recorded a $1.0 million mortgage servicing rights impairment charge as a reduction to servicing income.

Investment securities losses of $58.2 million for 2008 were primarily due to other-than-temporary impairment charges of $43.1 million related to financial institution stocks, $20.7 million related to debt securities and $1.5 million for other equity securities. In addition, the Corporation recorded a $2.7 million loss related to the write-off of a collateralized mortgage obligation that was delivered as collateral for interest rate swaps with a failed financial institution. These impairment charges were offset by $4.8 million in gains from the redemption of Class B shares in connection with Visa’s initial public offering and gains on the sale of MasterCard, Incorporated shares, in addition to net gains of $2.9 million and $2.1 million on the sale of equity securities and debt securities, respectively.

Other Expenses

Other expenses increased $91.2 million, or 22.5%, due primarily to a $90.0 million goodwill impairment charge recorded in 2008. Salaries and employee benefits decreased $4.0 million, or 1.8%, with salaries decreasing $1.1 million, or 0.6%, and benefits decreasing $2.9 million, or 7.1%.

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

Operating risk loss decreased $2.9 million, or 10.7%, due to a $22.8 million decrease in losses on the actual and potential repurchase of residential mortgage and home equity loans, offset by $19.8 million of charges, recorded in 2008, related to the Corporation’s guarantee to purchase ARCs from customer accounts.

Equipment expense decreased $560,000, or 4.0%, and intangible amortization decreased $1.2 million, or 14.1%. The decreases in equipment expense and intangible amortization were due to both equipment and intangible assets becoming fully depreciated and amortized during 2008. Marketing expenses increased $1.9 million, or 17.1%, due to deposit promotional campaigns, new branch promotions and customer service initiatives undertaken during 2008.

FDIC insurance expense increased $2.8 million, or 152.3%, due to the expiration of one-time credits and an increase in insured deposits. In 2008, gross FDIC insurance premiums were $7.0 million, reduced by $2.4 million of one-time credits. In 2007, gross FDIC insurance premiums were $6.7 million, reduced by $4.9 million of one-time credits.

Other expenses increased $2.2 million, or 4.9%, due to a $5.2 million increase in costs associated with the maintenance and disposition of foreclosed real estate and a $2.9 million increase in consulting fees, primarily associated with new information technology initiatives. Offsetting these increases was a $2.9 million decrease in other expenses due to the reversal of litigation reserves associated with the Corporation’s share of indemnification liabilities with Visa, which were no longer necessary as a result of Visa’s initial public offering in 2008, and a $2.7 million decrease in state taxes due to the consolidation of certain subsidiary banks in 2007 and 2008.

Income Taxes

Income tax expense for 2009 was $15.4 million, a decrease of $9.2 million, or 37.3%, from 2008. Income tax expense for 2008 decreased $39.0 million, or 61.3% from 2007. The Corporation’s effective tax rate (income taxes divided by income before income taxes) was 17.2%, 129.6% and 29.4% in 2009, 2008 and 2007, respectively. The effective tax rate for 2008 was significantly impacted by the $90.0 million goodwill impairment charge, which is not deductible for income tax purposes. Excluding the impact of the goodwill charge, the Corporation’s effective tax rate for 2008 was 22.6%. The decline in the effective tax rate over the past three years resulted from non-taxable income and credits, which have been fairly consistent amounts over the three-year period, having a more significant impact on the effective tax rate calculation as income before income taxes has decreased.

The Corporation’s effective tax rates are generally lower than the 35% Federal statutory rate due to investments in tax-free municipal securities and Federal tax credits earned from investments in low and moderate-income housing partnerships (LIH Investments). Net credits associated with LIH investments were $4.7 million, $3.9 million and $3.7 million in 2009, 2008 and 2007, respectively.

For additional information regarding income taxes, see Note K, “Income Taxes”, in the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets for the Corporation.

	December 31		Increase (decrease)
	2009	2008	$	%
	(dollars in thousands)
Assets:
Cash and due from banks	$284,508	$331,164	$(46,656)	(14.1%)
Other earning assets	101,975	117,550	(15,575)	(13.2)
Investment securities	3,267,086	2,724,841	542,245	19.9
Loans, net of allowance	11,715,726	11,868,674	(152,948)	(1.3)
Premises and equipment	204,203	202,657	1,546	0.8
Goodwill and intangible assets	552,563	557,833	(5,270)	(0.9)
Other assets	509,574	382,387	127,187	33.3

Total Assets	$16,635,635	$16,185,106	$450,529	2.8%

Liabilities and Shareholders’ Equity:
Deposits	$12,097,914	$10,551,916	$1,545,998	14.7%
Short-term borrowings	868,940	1,762,770	(893,830)	(50.7)
Long-term debt	1,540,773	1,787,797	(247,024)	(13.8)
Other liabilities	191,526	222,976	(31,450)	(14.1)

Total Liabilities	14,699,153	14,325,459	373,694	2.6

Shareholders’ equity	1,936,482	1,859,647	76,835	4.1

Total Liabilities and Shareholders’ Equity	$16,635,635	$16,185,106	$450,529	2.8%

Total assets increased $450.5 million, or 2.8%, to $16.6 billion as of December 31, 2009, from $16.2 billion as of December 31, 2008. Total investments increased $542.2 million, or 19.9%, offset by a decrease in loans, net of the allowance for loan losses, of $152.9 million, or 1.3%. Total liabilities increased $373.7 million, or 2.6%, due to a $1.5 billion, or 14.7%, increase in deposits, offset by a $1.1 billion, or 32.1%, decrease in short and long-term borrowings.

The changes in the Corporation’s balance sheet from December 31, 2008 to December 31, 2009 were mainly a result of changes in funding mix, combined with weaker loan demand. Funds generated by significant deposit growth were used to reduce wholesale funding in the form of both short-term borrowings and long-term debt. Excess funds were used to purchase additional investment securities, in the absence of loan demand. The discussion that follows provides more details on the changes in specific balance sheet line items.

Loans

The following table presents loans outstanding, by type, as of the dates shown:

	December 31
	2009	2008	2007	2006	2005
	(in thousands)
Real-estate – commercial mortgage	$4,292,300	$4,016,700	$3,480,958	$3,202,706	$2,831,405
Commercial – industrial, financial and agricultural	3,699,198	3,635,544	3,427,085	2,965,186	2,375,669
Real-estate – home equity	1,644,260	1,695,398	1,501,231	1,455,439	1,205,523
Real-estate – construction	978,267	1,269,330	1,366,923	1,440,180	851,555
Real-estate – residential mortgage	921,741	972,797	848,901	696,568	567,629
Consumer	360,698	365,692	500,708	523,066	520,098
Leasing and other	83,675	97,687	89,383	100,711	79,738

Gross loans	11,980,139	12,053,148	11,215,189	10,383,856	8,431,617
Unearned income	(7,715)	(10,528)	(10,765)	(9,533)	(6,889)

Loans, net of unearned income	$11,972,424	$12,042,620	$11,204,424	$10,374,323	$8,424,728

Total loans, net of unearned income, decreased $70.2 million, or 0.6%, mainly due to a combination of lower demand and continuing efforts to manage credit exposures. Construction loans decreased $291.1 million, or 22.9%, due to efforts by the Corporation to reduce credit exposure in this sector, particularly in its Maryland and Virginia markets. Also contributing to the decrease were $44.9 million in construction loan charge-offs during 2009. Home equity loans decreased $51.1 million, or 3.0%, and residential mortgages decreased $51.1 million, or 5.2%, both due to refinance activity generated by low interest rates. Offsetting these decreases was a $275.6 million, or 6.9%, increase in commercial mortgages, of which $200.4 million was attributable to increases in commercial mortgages generated in the Corporation’s Pennsylvania market, and a $63.7 million, or 1.8%, increase in commercial loans.

Approximately $5.3 billion, or 44.0%, of the Corporation’s loan portfolio was in commercial mortgage and construction loans as of December 31, 2009. The Corporation does not have a concentration of credit risk with any single borrower, industry or geographical location. The performance of real estate markets and general economic conditions adversely impacted the performance of these loans throughout 2009, most significantly construction loans to residential housing developers in the Corporation’s Maryland and Virginia markets. Construction loans outstanding in Virginia and Maryland at December 31, 2009 were $250.3 million and $242.8 million, respectively.

Investment Securities

The following table presents the carrying amount of investment securities held to maturity (HTM) and available for sale (AFS) as of the dates shown:

	December 31
	2009			2008			2007
	HTM	AFS	Total	HTM	AFS	Total	HTM	AFS	Total
	(in thousands)
U.S. Government securities	$—	$1,325	$1,325	$—	$14,628	$14,628	$—	$14,536	$14,536
U.S. Government sponsored agency securities	6,713	91,956	98,669	6,782	77,002	83,784	6,478	202,523	209,001
State and municipal	503	415,773	416,276	825	523,536	524,361	1,120	521,538	522,658
Corporate debt securities	—	116,739	116,739	25	119,894	119,919	25	165,982	166,007
Collateralized mortgage obligations	—	1,122,996	1,122,996	—	504,193	504,193	—	594,775	594,775
Mortgage-backed securities	1,484	1,080,024	1,081,508	2,004	1,141,351	1,143,355	2,662	1,452,188	1,454,850
Auction rate securities	—	289,203	289,203	—	195,900	195,900	—	—	—

Total debt securities	8,700	3,118,016	3,126,716	9,636	2,576,504	2,586,140	10,285	2,951,542	2,961,827
Equity securities	—	140,370	140,370	—	138,701	138,701	—	191,725	191,725

Total	$8,700	$3,258,386	$3,267,086	$9,636	$2,715,205	$2,724,841	$10,285	$3,143,267	$3,153,552

Total investment securities increased $542.2 million, or 19.9%, to $3.3 billion at December 31, 2009. During 2009, the Corporation purchased investments with funds generated from the increase in deposits combined with the decrease in loans. In addition, the Corporation invested the funds received from the issuance of preferred stock to the United States Treasury Department in December 2008. Finally, increases in investments were also due to the purchase of $104.4 million of ARCs from customers during 2009.

The Corporation classified 99.7% of its investment portfolio as available for sale as of December 31, 2009 and, as such, these investments were recorded at their estimated fair values. The net unrealized gain on available for sale investment securities at December 31, 2009 was $25.6 million, compared to a net unrealized loss of $3.9 million as of December 31, 2008, as a result of the decrease in market interest rates on collateralized mortgage obligations and mortgage-backed securities in 2009.

Other Assets

Cash and due from banks decreased $46.7 million, or 14.1%. Because of the daily fluctuations that result in the normal course of business, cash is more appropriately analyzed in terms of average balances. On an average balance basis for the month of December, cash and due from banks increased $22.6 million, or 7.4%, from $306.1 million in 2008 to $328.7 million in 2009.

Other earning assets decreased $15.6 million, or 13.2%, primarily due to a $10.5 million, or 10.9%, decrease in loans held for sale. Premises and equipment increased $1.5 million, or 0.8%, to $204.2 million. The increase reflects additions primarily for the construction of new branch facilities, offset by depreciation and the sales of branch and office facilities during 2009. Goodwill and intangible assets decreased $5.3 million, or 0.9%, due to the amortization of intangible assets.

Other assets increased $127.2 million, or 33.3%, to $509.6 million. Prepaid FDIC assessments increased $66.0 million as assessments for 2010 through 2012 were paid in the fourth quarter of 2009. Also contributing to the increase in other assets were a $29.0 million increase in LIH investments and a $15.0 million increase in mortgage servicing rights as mortgage loans sold with servicing retained increased in 2009.

Deposits and Borrowings

Deposits increased $1.5 billion, or 14.7%, to $12.1 billion as of December 31, 2009. During 2009, total non-interest and interest bearing demand and savings deposits increased $1.3 billion, or 24.4%, and time deposits increased $215.7 million, or 4.2%. The increase in demand and savings accounts was in personal, business and, to a lesser degree, governmental accounts. The increase in personal accounts was primarily due to a reduction in consumer spending, in addition to the impact of decreased consumer confidence in equity and debt markets, both as a result of weak economic conditions. The increase in business and governmental accounts was due, in part, to businesses transferring funds from the Corporation’s cash management products due to low interest rates. The increase in time deposits resulted from a $541.0 million, or 11.4%, increase in customer certificates of deposit, offset by a $325.3 million, or

95.0%, decrease in brokered certificates of deposit. The increase in customer certificates of deposit was due to active promotion in the beginning of 2009.

Short-term borrowings decreased $893.8 million, or 50.7%, primarily in Federal Funds purchased ($769.6 million decrease) and short-term customer funding ($121.7 million decrease). Federal funds purchased declined as a result of deposit growth, while short-term customer funding decreased as customers transferred funds from the cash management program to deposits due to the low interest rate environment. Long-term debt decreased $247.0 million, or 13.8%, as a result of the maturity of FHLB advances.

Other Liabilities

Other liabilities decreased $31.5 million, or 14.1%. The decrease was primarily attributable to a $21.0 million decrease in dividends payable to common shareholders, as the quarterly dividend rate was $0.15 per share in the fourth quarter of 2008 and $0.03 per share in the fourth quarter of 2009. Also contributing to the decrease was an $8.7 million reduction in financial guarantee liabilities related to commitments to purchase ARCs from customers, a $7.7 million decrease in amounts payable for security purchases executed prior to year-end, but not settled until after year-end and a $7.1 million decrease in accrued interest payable. These increases were partially offset by a $14.6 million increase in equity commitments payable on LIH investments.

Shareholders’ Equity

Total shareholders’ equity increased $76.8 million, or 4.1%, to $1.9 billion, or 11.6% of total assets as of December 31, 2009. The increase was due to $73.9 million of net income, a $29.0 million increase in net holding gains on investment securities, $7.4 million of stock issuances and a $5.6 million increase in unrecognized pension and postretirement plan costs, offset by $38.0 million of dividends on common and preferred shares outstanding.

On December 23, 2008, the Corporation entered into a Securities Purchase Agreement with the U.S. Treasury Department (UST) pursuant to which the Corporation sold to the UST, for an aggregate purchase price of $376.5 million, 376,500 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (preferred stock), par value $1,000 per share, and warrants to purchase up to 5.5 million shares of common stock, par value $2.50 per share. As a condition under the CPP, without the consent of the UST, the Corporation’s share repurchases are limited to purchases in connection with the administration of any employee benefit plan, including purchases to offset share dilution in connection with any such plans. This restriction is effective until December 2011 or until the UST no longer owns any of the Corporation’s preferred shares issued under the CPP. The Corporation’s preferred stock is included as a component of Tier 1 capital in accordance with regulatory capital requirements.

The preferred stock ranks senior to the Corporation’s common shares and pays a compounding cumulative dividend at a rate of 5% per year for the first five years, and 9% per year thereafter. Dividends are payable quarterly on February 15th, May 15th, August 15th and November 15th. The Corporation is prohibited from paying any dividend with respect to shares of common stock or repurchasing or redeeming any shares of the Corporation’s common shares in any quarter unless all accrued and unpaid dividends are paid on the preferred stock for all past dividend periods (including the latest completed dividend period), subject to certain limited exceptions. In addition, without the consent of the UST, the Corporation is prohibited from declaring or paying any cash dividends on common shares in excess of $0.15 per share, which was the last quarterly cash dividend per share declared prior to October 14, 2008. The Corporation is also restricted in the amounts and types of compensation it may pay to certain executives as a result of its participation in the CPP. The preferred stock is non-voting, other than class voting rights on matters that could adversely affect the preferred stock. The UST may transfer the preferred stock to a third-party at any time. The 5.5 million of common stock warrants issued to the UST have a term of 10 years and are exercisable at any time, in whole or in part, at an exercise price of $10.25 per share (subject to certain anti-dilution adjustments).

The $376.5 million of proceeds was allocated to the preferred stock and the warrants based on their relative fair values at issuance ($368.9 million was allocated to the preferred stock and $7.6 million to the warrants). The difference between the initial value allocated to the preferred stock of approximately $368.9 million and the liquidation value of $376.5 million will be charged to retained earnings over the first five years of the contract as an adjustment to the dividend yield using the effective yield method. During 2009, total accretion of the difference between the preferred stock’s initial value and its liquidation value was $1.3 million.

The Corporation and its subsidiary banks are subject to regulatory capital requirements administered by various banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital to average assets (as defined). As of December

31, 2009, the Corporation and each of its bank subsidiaries met the minimum capital requirements. In addition, all of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations. See also Note J, “Regulatory Matters”, in the Notes to Consolidated Financial Statements.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements at December 31:

	2009	2008	Regulatory Minimum for Capital Adequacy
Total Capital (to Risk Weighted Assets)	14.7%	14.3%	8.0%
Tier I Capital (to Risk Weighted Assets)	11.9%	11.5%	4.0%
Tier I Capital (to Average Assets)	9.7%	9.6%	3.0%
Tangible common equity to tangible assets (1)	6.3%	6.0%
Tangible common equity to risk weighted assets (2)	7.8%	7.2%

(1)	Ending common shareholders’ equity, excluding goodwill and intangible assets, divided by ending assets, excluding goodwill and intangible assets.
(2)	Ending common shareholders’ equity, excluding goodwill and intangible assets, divided by risk-weighted assets.

Pro-forma regulatory capital ratios, excluding the $376.5 million of preferred stock issued under the CPP, would be as follows at December 31:

	2009	2008	Regulatory Minimum for Capital Adequacy
Total Capital (to Risk Weighted Assets)	11.8%	11.4%	8.0%
Tier I Capital (to Risk Weighted Assets)	9.0%	8.6%	4.0%
Tier I Capital (to Average Assets)	7.3%	7.2%	3.0%

Contractual Obligations and Off-Balance Sheet Arrangements

The Corporation has various financial obligations that require future cash payments. These obligations include the payment of liabilities recorded on the Corporation’s consolidated balance sheet as well as contractual obligations for purchased services or for operating leases.

The following table summarizes significant contractual obligations to third parties, by type, that were fixed and determinable as of December 31, 2009:

	Payments Due In
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Deposits with no stated maturity (1)	$6,784,050	$—	$—	$—	$6,784,050
Time deposits (2)	4,030,551	1,089,996	153,779	39,538	5,313,864
Short-term borrowings (3)	868,940	—	—	—	868,940
Long-term debt (3)	468,851	195,921	11,990	864,011	1,540,773
Operating leases (4)	13,004	22,267	15,610	47,123	98,004
Purchase obligations (5)	18,057	22,156	2,611	—	42,824
Uncertain tax positions (6)	5,325	—	—	—	5,325

(1)	Includes demand deposits and savings accounts, which can be withdrawn by customers at any time.
(2)	See additional information regarding time deposits in Note H, “Deposits”, in the Notes to Consolidated Financial Statements.
(3)	See additional information regarding borrowings in Note I, “Short-Term Borrowings and Long-Term Debt”, in the Notes to Consolidated Financial Statements.
(4)	See additional information regarding operating leases in Note N, “Leases”, in the Notes to Consolidated Financial Statements.
(5)	Includes information technology, telecommunication and data processing outsourcing contracts. Variable obligations, such as those based on transaction volumes, are not included.
(6)	Includes accrued interest. See additional information related to uncertain tax positions in Note K, “Income Taxes” in the Notes to Consolidated Financial Statements.

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

The following table presents the Corporation’s commitments to extend credit and letters of credit as of December 31, 2009 (in thousands):

Commercial mortgage and construction	$329,159
Home equity	891,570
Commercial and other	3,258,817

Total commitments to extend credit	$4,479,546

Standby letters of credit	$551,064
Commercial letters of credit	37,662

Total letters of credit	$588,726

CRITICAL ACCOUNTING POLICIES

The following is a summary of those accounting policies that the Corporation considers to be most important to the portrayal of its financial condition and results of operations, as they require management’s most difficult judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Fair Value Measurements – The disclosure of fair value measurements is required by FASB ASC Topic 820, which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three categories (from highest to lowest priority):

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

The Corporation has categorized all assets and liabilities measured at fair value both on a recurring and nonrecurring basis into the above three levels. See Note P, “Fair Value Measurements” in the Notes to Consolidated Financial Statements for the disclosures required by FASB ASC Topic 820.

The determination of fair value for assets and liabilities categorized as Level 3 items involves a great deal of subjectivity due to the use of unobservable inputs. In addition, determining when a market is no longer active and placing little or no reliance on distressed market prices requires the use of management’s judgment. The need for greater management judgment in determining fair values for Level 3 assets and liabilities has further been heightened by the current challenging economic conditions, which have resulted in significant volatility in the fair values of certain investment securities.

The Corporation engages third-party valuation experts to assist in valuing most available-for-sale investment securities measured at fair value on a recurring basis which are classified as Level 2 or Level 3 items. The pricing data and market quotes the Corporation obtains from outside sources are reviewed internally for reasonableness.

Allowance for Credit Losses – The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet. The allowance for credit losses is increased by charges to expense, through the provision for loan losses, and decreased by charge-offs, net of recoveries. Management’s periodic evaluation of the adequacy of the allowance for credit losses is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, the estimated fair value of underlying collateral and current economic conditions, among other considerations. Management believes that the allowance for loan losses and the reserve for unfunded lending commitments are adequate as of the balance sheet date, however, future changes to the allowance or reserve may be necessary based on changes in any of these factors.

The allowance for loan losses consists of two components – specific allowances allocated to individually impaired loans, as required by FASB ASC Section 310-10-35, and allowances calculated for pools of loans under FASB ASC Subtopic 450-20. Impaired loans represent loans for which the Corporation believes it is probable that all amounts will not be collected according to the contractual terms of the loan agreement.

The Corporation uses an internal risk rating process for its commercial loans, commercial mortgages and construction loans consisting of nine general classifications ranging from “excellent” to “loss”. Internal credit ratings are reviewed in connection with the Corporation’s ongoing allowance allocation process. Larger balance commercial loans, commercial mortgages and construction loans with risk ratings of “substandard” or lower are individually reviewed for impairment under FASB ASC Section 310-10-35. A loan with a “substandard” credit rating is inadequately protected by sound worth and paying capacity of the borrower or by the collateral pledged, if any. In addition, there exists a well-defined weakness or weaknesses that jeopardize the normal repayment of the debt. Collection of principal may be collateral-intensive. A distinct possibility exists that some loss may be sustained if deficiencies are not corrected.

Loans that are determined to be impaired are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or at the fair value of the collateral if the loan is collateral dependent. The fair value of collateral is generally based on appraisals, discounted to represent expected sale prices. An allowance for loan losses is allocated to an impaired loan if its carrying value exceeds its estimated fair value. In addition, a reserve for unfunded lending commitments is allocated for impaired loans with unused commitments to extend credit.

All loans not individually reviewed for impairment under FASB ASC Section 310-10-35 are evaluated under FASB ASC Subtopic 450-20. Loans are segmented into groups with similar characteristics and an allowance for loan losses is allocated to each segment based on quantitative factors, such as recent loss history, and qualitative factors, such as economic conditions and trends. In general, these loans include residential mortgages and home equity loans, consumer loans, installment loans, smaller balance commercial loans and mortgages and lease receivables. Large balance commercial loans, commercial mortgages and construction loans with internal credit ratings of “satisfactory minus” or “special mention” are also evaluated under FASB ASC Subtopic 450-20. Since these loans have somewhat higher risk characteristics compared to other loans evaluated under FASB ASC Subtopic 450-20, they are segregated into separate pools for evaluation purposes. Loans rated “special mention” represent potentially weak loans or assets presenting an unwarranted credit risk, but less risky than substandard assets. Loans rated “satisfactory minus” generally involve borrowers that may lack experience, depth or credit history. Borrowers may display marginal financial condition and financial trends that are unestablished or may be negative, however, the Corporation has an optimistic view of their future collectibility.

The allocation of the allowance for credit losses is reviewed to evaluate its appropriateness in relation to the overall risk profile of the loan portfolio. The Corporation considers risk factors such as: local and national economic conditions; trends in delinquencies and non-accrual loans; the diversity of borrower industry types; and the composition of the portfolio by loan type. An unallocated allowance is maintained for factors and conditions that exist at the balance sheet date, but are not specifically identifiable, and to recognize the inherent imprecision in estimating and measuring loss exposure.

Loans and lease financing receivables deemed to be a loss are written off through a charge against the allowance for credit losses. Closed-end consumer loans are generally charged off when they become 120 days past due (180 days for open-end consumer loans) if they are not adequately secured by real estate. All other loans are evaluated for possible charge-off when it is probable that the balance will not be collected, based on the ability of the borrower to pay and the value of the underlying collateral. Recoveries of loans previously charged off are recorded as increases to the allowance for loan losses. Past due status is determined based on contractual due dates for loan payments.

Prior to 2009, loans reviewed for impairment under FASB ASC Section 310-10-35 also included large balance commercial loans and commercial mortgages that were rated “satisfactory minus” or “special mention”. In 2009, the Corporation revised its allocation methodology to evaluate loans with these internal risk ratings under FASB ASC Subtopic 450-20, as documented above. The methodology was changed to more properly align internal risk ratings with the likelihood of impairment.

This change in allocation methodology did not result in a change in the Corporation’s overall allowance for credit losses balance, or in a change to the unallocated allowance, but rather resulted in a re-categorization of the allowance for loan losses from the allowance allocated to impaired loans under FASB ASC Section 310-10-35 to the allowance allocated to loans evaluated under FASB ASC Subtopic 450-20. This change in methodology did result in a significant decrease in the reserve for unfunded lending commitments, which is based solely on unfunded commitments related to impaired loans. Such loans included “satisfactory minus” and “special mention” loans in years prior to 2009. As of December 31, 2009, the reserve for unfunded lending commitments was $855,000, as compared to $6.2 million as of December 31, 2008.

Lease financing receivables include both open and closed end leases for the purchase of vehicles and equipment. Residual values are set at the inception of the lease and are reviewed periodically for impairment. If the impairment is considered to be other-than-temporary, the resulting reduction in the net investment in the lease is recognized as a loss in the period when impairment occurs.

Business Combinations and Intangible Assets – The Corporation accounts for all business acquisitions using the purchase method of accounting. Purchase accounting requires the purchase price to be allocated to the estimated fair values of the assets acquired and liabilities assumed, including certain intangible assets that must be recognized. Typically, this allocation results in the purchase price exceeding the fair value of net assets acquired, which is recorded as goodwill.

Goodwill is not amortized to expense, but is evaluated at least annually for impairment. The Corporation completes its annual goodwill impairment test as of October 31st of each year. The Corporation tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units. A fair value is then determined for each reporting unit. If the fair values of the reporting units exceed their book values, no write-down of the recorded goodwill is necessary. If the fair values are less than the book values, an additional valuation procedure is necessary to assess the proper carrying value of the goodwill. In 2008, the Corporation recorded a $90.0 million goodwill impairment charge due to one of its defined reporting units failing the annual impairment test and based on the additional valuation procedures performed. The Corporation determined that no impairment write-offs were necessary in 2009. For additional details related to the Corporation’s 2009 goodwill impairment test, see Note F, “Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements.

Reporting unit valuation is inherently subjective, with a number of factors based on assumptions and management judgments. Among these are future growth rates for the reporting units, selection of comparable market transactions, discount rates and earnings capitalization rates. Changes in assumptions and results due to economic conditions, industry factors and reporting unit performance and cash flow projections could result in different assessments of the fair values of reporting units and could result in impairment charges.

If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, an interim impairment test is required. Such events may include adverse changes in legal factors or in the business climate, adverse actions by a regulator, unauthorized competition, the loss of key employees, or similar events.

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

The Corporation must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are more likely than not to not be recovered, a valuation allowance must be recognized. The Corporation recorded a valuation allowance of $7.9 million as of December 31, 2009 for certain state net operating losses that are not expected to be recovered. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Corporation’s consolidated financial statements.

The Corporation accounts for uncertain tax positions by applying a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Recognition and measurement of tax positions is based on management’s evaluations of relevant tax code and appropriate industry information about audit proceedings for comparable positions at other organizations. Virtually all of the Corporation’s unrecognized tax benefits are for positions that are taken on an annual basis on state tax returns. Increases to unrecognized tax benefits will occur as a result of accruing for the nonrecognition of the position for the current year. Decreases will occur as a result of the lapsing of the statute of limitations for the oldest outstanding year which includes the position.

See also Note K, “Income Taxes”, in the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (Statement 166). Statement 166, or ASC Update 2009-16, amends the accounting for transfers of financial assets. Among its amendments to FASB Statement 140, it eliminates the concept of qualifying special-purpose entities, requires additional criteria to be met in order for the transfer of portions of financial assets to qualify for sale treatment, and expands the legal isolation criteria. Statement 166 is effective for a reporting entity’s first annual reporting period that begins after November 15, 2009, or January 1, 2010 for the Corporation. The adoption of Statement 166 will not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (Statement 167). Statement 167 amends the criteria for determining the primary beneficiary of, and the entity required to consolidate, a variable interest entity. Statement 167, or ASC Update 2009-17, is effective for a reporting entity’s first annual reporting period that begins after November 15, 2009, or January 1, 2010 for the Corporation. The adoption of Statement 167 will not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASC Update No. 2010-06, “Improving Disclosures About Fair Value Measurements” (ASC Update 2010-06). ASC Update 2010-06 requires companies to disclose, and provide the reasons for, all transfers of assets and liabilities between the Level 1 and 2 fair value categories. ASC Update 2010-06 also clarifies that companies should disclose fair value measurement disclosures for classes of assets and liabilities which are subsets of line items within the balance sheet, if necessary. In addition, ASC Update 2010-06 provides additional clarification related to disclosures about the fair value techniques and inputs for assets and liabilities classified within Level 2 or 3 categories. The disclosure requirements prescribed by ASC Update No. 2010-06 are effective for fiscal years beginning after December 15, 2009, and for interim periods within those fiscal years, or March 31, 2010 for the Corporation. ASC Update 2010-06 also requires companies to reconcile changes in Level 3 assets and liabilities by separately providing information about Level 3 purchases, sales, issuances and settlements on a gross basis. This provision of ASC Update 2010-06 is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, or March 31, 2011 for the Corporation. The adoption of ASC Update 2010-06 is not expected to materially impact the Corporation’s fair value measurement disclosures.

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

Equity Market Price Risk

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. As of December 31, 2009, the Corporation’s equity investments consisted of FHLB and Federal Reserve Bank stock ($99.1 million), common stocks of publicly traded financial institutions ($32.3 million), and money market mutual funds and other equity investments ($9.0 million). The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had an adjusted cost basis of $34.5 million and a fair value of $32.3 million as of December 31, 2009. Gross unrealized gains and gross unrealized losses in this portfolio were approximately $2.7 million and $4.9 million as of December 31, 2009, respectively.

The Corporation has evaluated whether any unrealized losses on individual equity investments constituted other-than-temporary impairment, which would require a write-down through a charge to earnings. Based on the results of such evaluations, the Corporation recorded write-downs of $3.8 million in 2009, $43.1 million in 2008, and $117,000 in 2007 for financial institutions stocks which were deemed to exhibit other-than-temporary impairment in value. In 2009, the Corporation also recorded a $106,000 other-than-temporary impairment charge for a mutual fund investment. In 2008, the Corporation recorded other-than-temporary impairment charges of $1.2 million and $357,000 for a mutual fund investment and other government agency-sponsored stocks, respectively. Additional impairment charges may be necessary depending upon the performance of the equity markets in general and the performance of the individual investments held by the Corporation. See also Note C, “Investment Securities”, in the Notes to Consolidated Financial Statements.

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

Another source of equity market price risk is the Corporation’s investment in FHLB stock, which the Corporation is required to own in order to borrow funds from the FHLB. FHLBs obtain funding primarily through the issuance of consolidated obligations of the Federal Home Loan Bank system. The U.S. government does not guarantee these obligations, and each of the FHLB banks is, generally, jointly and severally liable for repayment of each other’s debt. The FHLB system has experienced financial stress, and some of the regional banks within the FHLB system have suspended or reduced their dividends, or eliminated the ability of members to redeem capital stock. The Corporation’s FHLB stock and its ability to obtain FHLB funds could be adversely impacted if the financial health of the FHLB system worsens.

In addition to its equity portfolio, the Corporation’s investment management and trust services revenue is impacted by fluctuations in the securities markets. A portion of the Corporation’s trust and brokerage revenue is based on the value of the underlying investment portfolios. If the values of those investment portfolios decrease, whether due to factors influencing U.S. securities markets in general, or otherwise, the Corporation’s revenue would be negatively impacted. In addition, the Corporation’s ability to sell its brokerage services is dependent, in part, upon consumers’ level of confidence in equity markets.

Debt Security Price Risk

Debt security market price risk is the risk that changes in the values of debt securities could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s debt securities consist primarily of mortgage-backed securities and collateralized mortgage obligations whose principal payments are guaranteed by U.S. government sponsored agencies, state and municipal securities, U.S. government sponsored and U.S. government debt securities, auction rate certificates and corporate debt securities. The Corporation’s investments in auction rate certificates and corporate debt securities have significant debt security price risk.

Auction rate certificates

As of December 31, 2009, the Corporation’s investments in student loan auction rate securities, also known as auction rate certificates (ARCs), had a cost basis of $292.1 million and a fair value of $289.2 million, or 1.7% of total assets.

ARCs are long-term securities structured to allow their sale in periodic auctions, resulting in both the treatment of ARCs as short-term instruments in normal market conditions and fair values that could be derived based on periodic auction prices. However, beginning in 2008, market auctions for these securities began to fail due to an insufficient number of buyers, resulting in an illiquid market. This illiquidity has resulted in recent market prices that represent forced liquidations or distressed sales and do not provide an accurate basis for fair value. Therefore, as of December 31, 2009, the fair value of the ARCs held by the Corporation were derived using significant unobservable inputs based on an expected cash flow model which produced fair values which were materially different from those that would be expected from settlement of these investments in the illiquid market that presently exists. The expected cash flow model produced fair values which assumed a return to market liquidity sometime within the next three years.

The credit quality of the underlying debt associated with the ARCs is also a factor in the determination of their estimated fair value. As of December 31, 2009, approximately $250 million, or 86%, of the ARCs held by the Corporation were rated above investment grade, with approximately $187 million, or 65%, AAA rated by at least one ratings agency. Approximately $40 million, or 14%, of ARCs were rated below investment grade by at least one ratings agency. Of this amount, approximately $22 million, or 57%, of the student loans underlying the ARCs have principal payments which are guaranteed by the Federal government. In total, approximately $257 million, or 89%, of the student loans underlying the ARCs have principal payments which are guaranteed by the Federal government. At December 31, 2009, all ARCs held by the Corporation were current and making schedule interest payments. Therefore the risk of changes in the estimated fair values of ARCs due to deterioration in the credit quality of their underlying debt is not significant.

Corporate Debt Securities

The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities and subordinated debt issued by financial institutions, as presented in the following table:

	December 31, 2009
	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$95,481	$75,811
Subordinated debt	34,886	32,722
Pooled trust preferred securities	20,435	4,979

Total corporate debt securities issued by financial institutions	$150,802	$113,512

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

The fair values for pooled trust preferred securities and certain single-issuer trust preferred securities were based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers.

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $19.7 million as of December 31, 2009. The Corporation held 13 single-issuer trust preferred securities that were rated below investment grade by at least one ratings agency, with an amortized cost of $38.1 million and an estimated fair value of $31.2 million as of December 31, 2009. The majority of the single-issuer trust preferred securities rated below investment grade were rated BB or Baa. Single-issuer trust preferred securities with an amortized cost of $10.2 million and an estimated fair value of $7.0 million as of December 31, 2009, were not rated by any ratings agency and, due to inactive or limited trading activity, were classified as Level 3 assets under FASB ASC Topic 820.

In April 2009, the FASB issued Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-than-Temporary Impairments” (FSP FAS 115-2). FSP FAS 115-2, codified within FASB ASC Subtopic 320-10, amends other-than-temporary impairment guidance for debt securities and expands disclosure requirements for other-than-temporarily impaired debt and equity securities.

In 2009, the Corporation recorded $9.5 million of other-than-temporary impairment charges related to investments in pooled trust preferred securities issued by financial institutions. These other-than-temporary impairment charges were based on the credit losses, as determined through present value modeling of expected cash flows. In addition, in 2009, the Corporation recorded $5.2 million ($3.4 million, net of tax) of non-credit related write-downs to fair value as a component of other comprehensive loss.

During 2008, the Corporation recorded other-than-temporary impairment charges for pooled trust preferred securities totaling $15.8 million. Upon adoption of FSP FAS 115-2, the Corporation determined that $9.7 million of those other-than-temporary impairment charges were non-credit related. As such, a $6.3 million (net of $3.4 million of taxes) increase to retained earnings and a corresponding decrease to accumulated other comprehensive income was recorded as the cumulative effect of adopting FSP FAS 115-2 as of January 1, 2009. Because previously recognized other-than-temporary impairment charges were reversed through equity rather than earnings, $8.7 million of the $9.5 million other-than-temporary impairment charges for certain pooled trust preferred securities recorded during 2009 were also presented as other-than-temporary impairment charges on the Corporation’s statements of operations for the year ended December 31, 2008.

As noted above, the Corporation has recorded significant other-than-temporary impairment charges related to its investments in pooled trust preferred securities issued by financial institutions in 2009 and 2008. As of December 31, 2009, the Corporation held ten pooled trust preferred securities. Nine of these securities, with an amortized cost of $19.5 million and an estimated fair value of $4.4 million, were rated below investment grade by at least one ratings agency, with ratings ranging from C to Caa. For each of the nine pooled trust preferred securities held by the Corporation, the class of securities held is below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool.

The amortized cost of pooled trust preferred securities is the purchase price of the securities, net of credit related other-than-temporary impairment charges, determined using an expected cash flows analysis. The most significant input to the expected cash flows model was the expected payment deferral rate for each pooled trust preferred security. The Corporation evaluates the financial metrics, such as capital ratios and non-performing asset ratios, of the individual financial institution issuers that comprises each pooled trust preferred security to estimate its expected deferral rate. The actual weighted average cumulative defaults and deferrals as a percentage of original collateral were approximately 26% as of December 31, 2009. The expected weighted average deferral rate assumed in the discounted cash flow modeling for pooled trust preferred securities held by the Corporation as of December 31, 2009 was approximately 13%.

Additional impairment charges for corporate debt securities issued by financial institutions may be necessary in the future depending upon the performance of the individual investments held by the Corporation.

See Note C, “Investment Securities”, in the Notes to Consolidated Financial Statements for further discussion related to the Corporation’s other-than-temporary impairment evaluations for debt securities and see Note P, “Fair Value Measurements”, in the Notes to Consolidated Financial Statements for further discussion related to the fair values of debt securities.

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

From a liquidity standpoint, the Corporation must maintain a sufficient level of liquid assets to meet the cash needs of its customers, who, as depositors, may want to withdraw funds or who, as borrowers, need credit availability. Liquidity is provided on a continuous basis through scheduled and unscheduled principal and interest payments on outstanding loans and investments and through the availability of deposits and borrowings. The Corporation also maintains secondary sources that provide liquidity on a secured and unsecured basis to meet short-term and long-term needs.

The consolidated statements of cash flows provide details related to the Corporation’s sources and uses of cash. The Corporation generated $182.6 million in cash from operating activities during 2009, mainly due to net income, as adjusted for non-cash charges such as the provision for loan losses. Investing activities resulted in a net cash outflow of $582.9 million in 2009 due to the purchase of investment securities exceeding the proceeds from sales and maturities of investments. Financing activities resulted in net cash proceeds of $353.7 million in 2009, primarily due to increases in deposits exceeding net repayments of short and long-term borrowings and dividends on common and preferred stock.

Liquidity must also be managed at the Fulton Financial Corporation Parent Company level. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from subsidiary banks to the Parent Company in the form of loans and dividends. Generally, these limitations are based on the subsidiary banks’ regulatory capital levels and their net income. The Parent Company meets its cash needs through dividends and loans from subsidiary banks, and through external borrowings, if necessary. Management regularly monitors the liquidity and capital needs of the Parent Company and will implement appropriate strategies, as necessary, to remain well capitalized and to meet its cash needs.

As of December 31, 2009, liquid assets (defined as cash and due from banks, short-term investments, Federal funds sold, mortgages available for sale, securities available for sale, and non-mortgage-backed securities held to maturity due in one year or less) totaled $3.6 billion, or 21.8% of total assets, as compared to $3.1 billion, or 19.4% of total assets, as of December 31, 2008.

The following tables present the expected maturities of investment securities as of December 31, 2009 and the weighted average yields of such securities (calculated based on historical cost):

HELD TO MATURITY (at amortized cost)

	MATURING
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
U.S. Government sponsored agency securities	$—	—%	$6,713	0.50%	$—	—%	$—	—%
State and municipal (1)	157	4.88	346	5.41	—	—	—	—

Total	$157	4.88%	$7,059	0.74%	$—	—	$—	—

Mortgage-backed securities (2)	$1,484	5.67%

AVAILABLE FOR SALE (at estimated fair value)

	MATURING
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
U.S. Government securities	$1,325	0.05%	$—	—%	$—	—%	$—	—%
U.S. Government sponsored agency securities (3)	9,043	4.36	66,808	3.09	15,863	4.88	242	2.73
State and municipal (1)	50,016	4.66	171,613	5.10	38,788	5.95	155,356	6.68
Auction rate securities (4)	—	—	—	—	208	0.70	288,995	1.69
Corporate debt securities	650	4.18	2,657	6.51	32,723	4.88	80,709	5.15

Total	$61,034	4.51%	$241,078	4.55%	$87,582	5.33%	$525,302	3.76%

Collateralized mortgage obligations (2)	$1,122,996	4.03%

Mortgage-backed securities (2)	$1,080,024	4.67%

(1)	Weighted average yields on tax-exempt securities have been computed on a fully taxable-equivalent basis assuming a tax rate of 35% and statutory interest expense disallowances.
(2)	Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans. For the purpose of this table, the entire balance and weighted average rate is shown in one period.
(3)	Includes Small Business Administration securities, whose maturities are dependent upon prepayments on the underlying loans. For the purpose of this table, amounts are based upon contractual maturities.
(4)	Maturities of auction rate securities are based on contractual maturities. See Note O, “ Commitments and Contingencies” in the Notes to Consolidated Financial Statements for additional disclosures related to auction rate securities.

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

The following table presents the approximate contractual maturity and interest rate sensitivity of certain loan types subject to changes in interest rates as of December 31, 2009:

	One Year or Less	One Through Five Years	More Than Five Years	Total
	(in thousands)
Commercial, financial and agricultural:
Adjustable and floating rate	$607,071	$1,750,288	$357,599	$2,714,958
Fixed rate	259,813	571,959	152,468	984,240

Total	$866,884	$2,322,247	$510,067	$3,699,198

Real-estate – mortgage (1):
Adjustable and floating rate	$1,156,821	$2,463,450	$1,594,032	$5,214,303
Fixed rate	353,620	866,074	424,304	1,643,998

Total	$1,510,441	$3,329,524	$2,018,336	$6,858,301

Real-estate – construction:
Adjustable and floating rate	$472,259	$228,009	$32,215	$732,483
Fixed rate	79,945	127,962	37,877	245,784

Total	$552,204	$355,971	$70,092	$978,267

(1)	Includes commercial mortgages, residential mortgages and home equity loans.

Contractual maturities of time deposits of $100,000 or more outstanding as of December 31, 2009 are as follows (in thousands):

Three months or less	$605,901
Over three through six months	493,468
Over six through twelve months	586,811
Over twelve months	411,956

Total	$2,098,136

The Corporation maintains liquidity sources in the form of “core” demand and savings deposits, time deposits in various denominations, including jumbo and brokered time deposits, repurchase agreements and short-term promissory notes.

Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of December 31, 2009, the Corporation had $1.2 billion of term advances outstanding from the FHLB with an additional $1.8 billion borrowing capacity under these facilities. This availability, along with Federal funds lines at various correspondent banks, provides the Corporation with additional liquidity.

A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of December 31, 2009, the Corporation had $1.6 billion of collateralized borrowing availability at the Discount Window and term auction facility and no outstanding borrowings.

The following table provides information about the Corporation’s interest rate sensitive financial instruments. The table presents expected cash flows and weighted average rates for each significant interest rate sensitive financial instrument, by expected maturity period (dollars in thousands).

	Expected Maturity Period						Total	Estimated Fair Value
	2010	2011	2012	2013	2014	Beyond
Fixed rate loans (1)	$1,085,324	$524,400	$397,278	$352,657	$266,527	$627,962	$3,254,148	$3,292,266
Average rate	4.80%	6.52%	6.52%	6.35%	6.46%	6.08%	5.84%
Floating rate loans (1) (2)	2,245,732	1,133,907	880,382	772,785	1,688,330	1,983,386	8,704,522	8,666,090
Average rate	4.89%	5.11%	5.14%	4.97%	4.44%	5.63%	5.03%
Fixed rate investments (3)	631,601	471,460	391,230	263,937	204,108	759,231	2,721,567	2,776,257
Average rate	4.41%	4.66%	4.66%	4.73%	4.49%	4.26%	4.49%
Floating rate investments (3)	—	500	292,145	108	—	85,586	378,339	351,405
Average rate	—	4.13%	3.12%	1.19%	—	2.85%	3.06%
Other interest-earning assets	101,975	—	—	—	—	—	101,975	101,975
Average rate	5.39%	—	—	—	—	—	5.39%

Total	$4,064,632	$2,130,267	$1,961,035	$1,389,487	$2,158,965	$3,456,165	$15,160,551	$15,187,993
Average rate	4.80%	5.36%	5.02%	5.27%	4.69%	5.34%	5.06%

Fixed rate deposits (4)	$4,025,959	$731,988	$354,715	$110,095	$43,684	$10,482	$5,276,923	$5,312,316
Average rate	1.97%	2.59%	3.41%	3.56%	2.94%	3.37%	2.19%
Floating rate deposits (5)	2,297,328	202,375	199,800	188,533	154,914	1,765,204	4,808,154	4,808,134
Average rate	0.76%	0.60%	0.60%	0.56%	0.44%	0.40%	0.60%
Fixed rate borrowings (6)	472,622	94,823	102,794	5,835	5,747	838,648	1,520,469	1,469,332
Average rate	4.84%	3.60%	4.01%	2.89%	5.52%	4.96%	4.77%
Floating rate borrowings (7)	869,244	—	—	—	—	20,000	889,244	873,690
Average rate	0.21%	—	—	—	—	2.62%	0.26%

Total	$7,665,153	$1,029,186	$657,309	$304,463	$204,345	$2,634,334	$12,494,790	$12,463,472
Average rate	1.58%	2.29%	2.65%	1.69%	1.12%	1.88%	1.76%

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments. Excludes overdraft deposit balances.
(2)	Line of credit amounts are based on historical cash flow assumptions, with an average life of approximately 5 years.
(3)	Amounts are based on contractual maturities; adjusted for expected prepayments on mortgage-backed securities and collateralized mortgage obligations and expected calls on agency and municipal securities.
(4)	Amounts are based on contractual maturities of time deposits.
(5)	Estimated based on history of deposit flows.
(6)	Amounts are based on contractual maturities of debt instruments, adjusted for possible calls. Amounts also include junior subordinated deferrable interest debentures.
(7)	Amounts include Federal funds purchased, short-term promissory notes and securities sold under agreements to repurchase, which mature in less than 90 days, in addition to junior subordinated deferrable interest debentures.

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

Included within the $8.7 billion of floating rate loans above are $3.6 billion of loans, or 41.1% of the total, that float with the prime interest rate, $1.2 billion, or 13.6%, of loans which float with other interest rates, primarily the London Interbank Offering Rate (LIBOR), and $3.9 billion, or 45.3%, of adjustable rate loans. The $3.9 billion of adjustable rate loans include loans that are fixed rate instruments for a certain period of time, and then convert to floating rates.

The following table presents the percentage of adjustable rate loans, stratified by their remaining fixed term at December 31, 2009:

Fixed Rate Term	Percent of Total Adjustable Rate Loans
One year	17.4%
Two years	1.5
Three years	1.7
Four years	1.8
Five years	59.8
Greater than five years	17.8

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

Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into repricing periods. The sum of assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits having no contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans, mortgage-backed securities and collateralized mortgage obligations includes the effect of expected cash flows. Expected prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative six-month ratio of rate sensitive assets to rate sensitive liabilities (RSA/RSL) to a range of 0.85 to 1.15. As of December 31, 2009, the cumulative six-month ratio of RSA/RSL was 1.07.

Simulation of net interest income and net income is performed for the next twelve-month period. A variety of interest rate scenarios are used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of earnings is used primarily to measure the Corporation’s short-term earnings exposure to rate movements. The Corporation’s policy limits the potential exposure of net interest income to 10% of the base case net interest income for a 100 basis point shock in interest rates, 15% for a 200 basis point shock and 20% for a 300 basis point shock. A “shock’ is an immediate upward or downward movement of interest rates across the yield curve. The shocks do not take into account changes in customer behavior that could result in changes to mix and/or volumes in the balance sheet nor do they account for competitive pricing over the forward 12-month period. The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock		Annual change in net interest income	% Change
+300 bp		+ $58.2 million	+10.0%
+200 bp		+ $37.1 million	+6.4%
+100 bp		+ $12.3 million	+2.1%
-100 bp	(1)	- $6.1 million	- 1.0%

(1)	Because certain current short-term interest rates are at or below 1.00%, the 100 basis point downward shock assumes that corresponding short-term interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis point downward shock.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point shock movement in interest rates. As of December 31, 2009, the Corporation was within economic value of equity policy limits for every 100 basis point shock movement in interest rates.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per-share data)

	December 31
	2009	2008
Assets
Cash and due from banks	$284,508	$331,164
Interest-bearing deposits with other banks	16,591	16,791
Federal funds sold	—	4,919
Loans held for sale	85,384	95,840
Investment securities:
Held to maturity (estimated fair value of $8,797 in 2009 and $9,765 in 2008)	8,700	9,636
Available for sale	3,258,386	2,715,205
Loans, net of unearned income	11,972,424	12,042,620
Less: Allowance for loan losses	(256,698)	(173,946)

Net Loans	11,715,726	11,868,674

Premises and equipment	204,203	202,657
Accrued interest receivable	58,515	58,566
Goodwill	534,862	534,385
Intangible assets	17,701	23,448
Other assets	451,059	323,821

Total Assets	$16,635,635	$16,185,106

Liabilities
Deposits:
Noninterest-bearing	$2,012,837	$1,653,440
Interest-bearing	10,085,077	8,898,476

Total Deposits	12,097,914	10,551,916

Short-term borrowings:
Federal funds purchased	378,067	1,147,673
Other short-term borrowings	490,873	615,097

Total Short-Term Borrowings	868,940	1,762,770

Accrued interest payable	46,596	53,678
Other liabilities	144,930	169,298
Federal Home Loan Bank advances and long-term debt	1,540,773	1,787,797

Total Liabilities	14,699,153	14,325,459

Shareholders’ Equity
Preferred stock, $1,000 par value, 376,500 shares authorized and outstanding	370,290	368,944
Common stock, $2.50 par value, 600 million shares authorized, 193.0 million shares issued in 2009 and 192.4 million shares issued in 2008	482,491	480,978
Additional paid-in capital	1,257,730	1,260,947
Retained earnings	71,999	31,075
Accumulated other comprehensive income (loss):
Unrealized gains (losses) on investment securities not other-than-temporarily impaired	24,975	(2,541)
Unrealized non-credit related losses on other-than-temporarily impaired debt securities	(8,349)	—
Unrecognized pension and postretirement plan costs	(5,942)	(12,005)
Unamortized effective portions of losses on forward-starting interest rate swaps	(3,226)	(3,361)

Accumulated other comprehensive income (loss)	7,458	(17,907)
Treasury stock (16.6 million shares in 2009 and 17.3 million shares in 2008), at cost	(253,486)	(264,390)

Total Shareholders’ Equity	1,936,482	1,859,647

Total Liabilities and Shareholders’ Equity	$16,635,635	$16,185,106

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per-share data)

	2009	2008	2007
Interest Income
Loans, including fees	$649,089	$727,124	$801,175
Investment securities:
Taxable	112,945	110,220	99,621
Tax-exempt	16,368	18,137	17,423
Dividends	2,479	5,726	8,227
Loans held for sale	5,390	5,701	11,501
Other interest income	196	586	1,630

Total Interest Income	786,467	867,494	939,577
Interest Expense
Deposits	180,826	212,114	294,395
Short-term borrowings	3,777	50,091	73,983
Long-term debt	80,910	81,141	82,455

Total Interest Expense	265,513	343,346	450,833

Net Interest Income	520,954	524,148	488,744
Provision for Loan Losses	190,020	119,626	15,063

Net Interest Income After Provision for Loan Losses	330,934	404,522	473,681

Other Income
Service charges on deposit accounts	60,450	61,640	46,500
Other service charges and fees	37,321	36,247	32,151
Investment management and trust services	32,076	32,734	38,665
Gain on sale of credit card portfolio	—	13,910	—
Gains on sales of mortgage loans	22,644	10,332	14,294
Other	19,186	14,434	14,674
Investment securities gains (losses), net:
Other-than-temporary impairment losses	(17,768)	(65,336)	(324)
Less: Portion of loss recognized in other comprehensive income (before taxes)	4,367	—	—

Net other-than-temporary impairment losses	(13,401)	(65,336)	(324)
Net gains on sales of investment securities	14,480	7,095	2,064

Investment securities gains (losses), net	1,079	(58,241)	1,740

Total Other Income	172,756	111,056	148,024
Other Expenses
Salaries and employee benefits	218,812	213,557	217,526
Net occupancy expense	42,040	42,239	39,965
FDIC insurance expense	26,579	4,562	1,808
Equipment expense	12,820	13,332	13,892
Data processing	11,328	12,813	12,755
Professional fees	9,099	7,618	7,277
Marketing	8,915	13,267	11,334
Telecommunications	8,608	8,172	8,094
Operating risk loss	7,550	24,308	27,229
Intangible amortization	5,747	7,162	8,334
Goodwill impairment	—	90,000	—
Other	62,860	59,595	57,241

Total Other Expenses	414,358	496,625	405,455

Income Before Income Taxes	89,332	18,953	216,250
Income taxes	15,408	24,570	63,532

Net Income (Loss)	73,924	(5,617)	152,718
Preferred stock dividends and discount accretion	(20,169)	(463)	—

Net Income (Loss) Available to Common Shareholders	$53,755	$(6,080)	$152,718

Per Common Share:
Net Income (Loss) (Basic)	$0.31	$(0.03)	$0.88
Net Income (Loss) (Diluted)	0.31	(0.03)	0.88
Cash Dividends	0.120	0.600	0.598

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
		Shares Outstanding	Amount
	(in thousands)
Balance at December 31, 2006	$—	173,648	$476,987	$1,246,823	$92,592	$(39,091)	$(261,001)	$1,516,310
Cumulative effect of initial recognition of unrecognized tax positions.					220			220
Comprehensive Income (Loss):
Net Income					152,718			152,718
Other comprehensive income.						17,318		17,318

Total comprehensive income								170,036

Stock issued, including related tax benefits		1,029	2,572	4,907				7,479
Stock-based compensation awards				2,639				2,639
Acquisition of treasury stock		(1,174)					(18,227)	(18,227)
Common stock cash dividends - $0.598 per share					(103,537)			(103,537)

Balance at December 31, 2007	$—	173,503	$479,559	$1,254,369	$141,993	$(21,773)	$(279,228)	$1,574,920
Impact of pension plan measurement date change (net of $23,000 tax effect)					43			43
Cumulative effect of initial recognition of split-dollar life insurance liability.					(677)			(677)
Comprehensive Income (Loss):
Net Loss.					(5,617)			(5,617)
Other comprehensive income						3,866		3,866

Total comprehensive loss.								(1,751)

Preferred stock and common stock warrants issued	368,900			7,600				376,500
Stock issued, including related tax benefits		1,541	1,419	(3,080)			14,838	13,177
Stock-based compensation awards				2,058				2,058
Preferred stock discount accretion	44				(44)			—
Common stock cash dividends - $0.600 per share					(104,623)			(104,623)

Balance at December 31, 2008	$368,944	175,044	$480,978	$1,260,947	$31,075	$(17,907)	$(264,390)	$1,859,647
Cumulative effect of FSP FAS 115-2 and FAS 124-2 adoption (net of $3.4 million tax effect)					6,298	(6,298)		—
Comprehensive Income (Loss):
Net Income					73,924			73,924
Other comprehensive income						31,663		31,663

Total comprehensive income.								105,587

Stock issued, including related tax benefits		1,320	1,513	(4,998)			10,904	7,419
Stock-based compensation awards				1,781				1,781
Preferred stock discount accretion	1,346				(1,346)			—
Preferred stock cash dividends					(16,836)			(16,836)
Common stock cash dividends - $0.120 per share					(21,116)			(21,116)

Balance at December 31, 2009	$370,290	176,364	$482,491	$1,257,730	$71,999	$7,458	$(253,486)	$1,936,482

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$73,924	$(5,617)	$152,718
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	190,020	119,626	15,063
Depreciation and amortization of premises and equipment	20,601	19,693	19,711
Net amortization of investment security premiums	1,706	290	2,111
Deferred income tax benefit	(20,432)	(52,483)	(13,646)
Investment securities (gains) losses	(1,079)	58,241	(1,740)
Gains on sales of mortgage loans	(22,644)	(10,332)	(14,294)
Proceeds from sales of mortgage loans held for sale	2,142,591	658,437	1,283,176
Originations of mortgage loans held for sale	(2,109,491)	(655,459)	(1,164,101)
Amortization of intangible assets	5,747	7,162	8,334
Stock-based compensation	1,781	2,058	2,639
Excess tax benefits from stock based compensation	—	—	(111)
Decrease (increase) in accrued interest receivable	51	14,869	(1,610)
Gain on sale of credit card portfolio	—	(13,910)	—
Goodwill impairment	—	90,000	—
Intangible assets impairment	—	—	1,069
Increase in prepaid FDIC insurance assessments	(65,967)	—	—
(Increase) decrease in other assets	(17,810)	(3,825)	16,315
(Decrease) increase in accrued interest payable	(7,082)	(15,560)	7,846
Decrease in other liabilities	(9,334)	(18,444)	(8,789)

Total adjustments	108,658	200,363	151,973

Net cash provided by operating activities	182,582	194,746	304,691

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	689,432	740,353	365,559
Proceeds from maturities of securities held to maturity	4,231	6,644	3,191
Proceeds from maturities of securities available for sale	789,301	631,324	490,252
Proceeds from sale of credit card portfolio	—	100,516	—
Purchase of securities held to maturity	(3,528)	(6,038)	(2,287)
Purchase of securities available for sale	(2,002,888)	(983,713)	(1,111,203)
Decrease (increase) in short-term investments	5,119	(557)	7,035
Net increase in loans	(42,408)	(961,002)	(809,562)
Net purchases of premises and equipment	(22,147)	(29,054)	(21,606)

Net cash used in investing activities	(582,888)	(501,527)	(1,078,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand and savings deposits	1,330,250	(115,100)	(233,523)
Net increase in time deposits	215,748	561,571	106,499
Additions to long-term debt	—	344,690	1,463,633
Repayments of long-term debt	(247,024)	(199,026)	(1,125,648)
(Decrease) increase in short-term borrowings	(893,830)	(621,174)	703,104
Dividends paid	(58,913)	(103,976)	(103,122)
Net proceeds from issuance of preferred stock and common stock warrants	—	376,500	—
Net proceeds from issuance of common stock	7,419	13,177	7,368
Excess tax benefits from stock based compensation	—	—	111
Acquisition of treasury stock	—	—	(18,227)

Net cash provided by financing activities	353,650	256,662	800,195

Net (Decrease) Increase in Cash and Due From Banks	(46,656)	(50,119)	26,265
Cash and Due From Banks at Beginning of Year	331,164	381,283	355,018

Cash and Due From Banks at End of Year	$284,508	$331,164	$381,283

Supplemental Disclosures of Cash Flow Information
Cash paid during period for:
Interest	$272,595	$358,906	$442,987
Income taxes	22,599	80,327	65,053

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business: Fulton Financial Corporation (Parent Company) is a multi-bank financial holding company which provides a full range of banking and financial services to businesses and consumers through its eight wholly owned banking subsidiaries: Fulton Bank, N.A., Swineford National Bank, Lafayette Ambassador Bank, FNB Bank N.A., Delaware National Bank, The Bank, The Columbia Bank and Skylands Community Bank. In addition, the Parent Company owns the following non-bank subsidiaries: Fulton Reinsurance Company, LTD, Fulton Financial Realty Company, Central Pennsylvania Financial Corp., FFC Management, Inc., FFC Penn Square, Inc. and Fulton Insurance Services Group, Inc. Collectively, the Parent Company and its subsidiaries are referred to as the Corporation.

During 2009 and 2008, the Corporation completed the consolidation of certain wholly owned banking subsidiaries. In 2009, the former Peoples Bank of Elkton subsidiary and the former Hagerstown Trust Company subsidiary consolidated with The Columbia Bank. In March 2008, the former Resource Bank subsidiary consolidated with Fulton Bank, N.A.

In October 2009, the Corporation’s investment management and trust services subsidiary, Fulton Financial Advisors, N.A., became an operating subsidiary of Fulton Bank. Concurrently with this transaction, Fulton Bank converted its Pennsylvania state charter to a national charter, thereby becoming Fulton Bank, N.A.

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

Basis of Financial Statement Presentation: The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP) and include the accounts of the Parent Company and all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission (SEC).

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (Statement 168). Statement 168 established the Accounting Standards Codification (FASB ASC) as the source of authoritative U.S. GAAP for all nongovernmental entities, excluding SEC rules and interpretative releases, which are also authoritative U.S. GAAP for SEC registrants, such as the Corporation. References to specific U.S. GAAP provisions included in the accompanying report cite FASB ASC references where applicable.

Fair Value Measurements: FASB ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three categories (from highest to lowest priority):

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Corporation has categorized all assets and liabilities required to be measured at fair value on both a recurring and nonrecurring basis into the above three levels.

In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, codified as FASB ASC Sections 820-10-35 and 50, which provides additional guidance for estimating fair value in accordance with FASB ASC Topic 820 when the volume and level of activity for an asset or liability have declined significantly and includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this staff position, effective March 31, 2009, did not impact the Corporation’s consolidated financial statements.

In August 2009, the FASB issued ASC Update No. 2009-05, “Measuring Liabilities at Fair Value” (ASC Update 2009-05). ASC Update 2009-05 amends ASC Topic 820 by allowing companies to determine the fair value of liabilities using the perspective of an investor that holds the related obligation as an asset as opposed to measuring liabilities based on the price that would be paid to transfer a liability to a new obligor. The adoption of ASC Update 2009-05, effective September 30, 2009, did not impact the Corporation.

See Note P, “Fair Value Measurements” for additional details.

Fair Value Option: FASB ASC Subtopic 825-10 permits entities to measure many financial instruments and certain other items at fair value and requires certain disclosures for amounts for which the fair value option is applied.

The Corporation elected to record mortgage loans held for sale originated after September 30, 2008 at fair value. Prior to October 1, 2008, mortgage loans held for sale were reported at the lower of aggregate cost or market. The Corporation elected to measure mortgage loans held for sale at fair value to more accurately reflect the performance of its entire mortgage banking activities in its consolidated financial statements. Derivative financial instruments related to these activities are also recorded at fair value, as detailed under the heading “Derivative Financial Instruments” below. The Corporation determines fair value for its mortgage loans held for sale based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. Changes in fair value during the period are recorded as components of gains on sales of mortgage loans on the consolidated statements of operation. Interest income earned on mortgage loans held for sale is classified within interest income on the consolidated statements of operations.

The following table presents a summary of the Corporation’s fair value elections and their impact on the Corporation’s consolidated financial statements as of and for the years ended December 31, 2009 and 2008:

	Cost – Asset (Liability)	Fair Value – Asset (Liability)	Balance Sheet Classification	Fair Value Adjustment Gain (Loss)	Statements of Operations Classification
	(in thousands)
December 31, 2009:
Mortgage loans held for sale (1)	$78,819	$79,577	Loans held for sale	$758	Gains on sales of mortgage loans
December 31, 2008:
Mortgage loans held for sale (1)	$64,787	$66,567	Loans held for sale	$1,780	Gains on sales of mortgage loans
Hedged certificates of deposit	(7,458)	(7,517)	Interest-bearing deposits	(59)	Other expense

	$57,329	$59,050		$1,721

(1)	Cost basis of mortgage loans held for sale represents the unpaid principal balance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities are evaluated periodically to determine whether declines in value are other-than-temporary. Declines in value that are determined to be other-than-temporary are recorded as losses on the consolidated statements of operations.

In April 2009, the FASB issued Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-than-Temporary Impairments” (FSP FAS 115-2). FSP FAS 115-2, codified within FASB ASC Subtopic 320-10, amends other-than-temporary impairment guidance for debt securities and expands disclosure requirements for other-than-temporarily impaired debt and equity securities. FSP FAS 115-2 requires companies to record other-than-temporary impairment charges, through earnings, if they have the intent to sell, or will more likely than not be required to sell, an impaired debt security before a recovery of its amortized cost basis. In addition, FSP FAS 115-2 requires companies to record other-than-temporary impairment charges through earnings for the amount of credit losses, regardless of the intent or the requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security’s expected cash flows and its amortized cost basis. Non-credit related write-downs to fair value must be recorded as decreases to accumulated other comprehensive income as long as a company has no intent or expected requirement to sell an impaired security before a recovery of amortized cost basis. Finally, FSP FAS 115-2 requires companies to record all previously recorded non-credit related other-than-temporary impairment charges for debt securities as cumulative effect adjustments to retained earnings as of the beginning of the period of adoption. FSP FAS 115-2 was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for the period ending after March 15, 2009. The Corporation elected to early adopt FSP FAS 115-2, effective January 1, 2009.

In 2008, the Corporation recorded other-than-temporary impairment charges for pooled trust preferred securities totaling $15.8 million. Upon adoption of FSP FAS 115-2, the Corporation determined that $9.7 million of those other-than-temporary impairment charges were non-credit related. As such, a $6.3 million (net of $3.4 million of taxes) increase to retained earnings and a corresponding decrease to accumulated other comprehensive income was recorded as the cumulative effect of adopting FSP FAS 115-2 as of January 1, 2009.

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

Loan Origination Fees and Costs: Loan origination fees and the related direct origination costs are offset and the net amount is deferred and amortized over the life of the loan as an adjustment to interest income using the effective interest method. For mortgage loans sold, the net amount is included in gain or loss upon the sale of the related mortgage loan.

Allowance for Credit Losses: The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet. The allowance for credit losses is increased by charges to expense, through the provision for loan losses, and decreased by charge-offs, net of recoveries. Management’s periodic evaluation of the adequacy of the allowance for credit losses is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, the estimated fair value of underlying collateral and current economic conditions, among other considerations. Management believes that the allowance for loan losses and the reserve for unfunded lending commitments are adequate as of the balance sheet date, however, future changes to the allowance or reserve may be necessary based on changes in any of these factors.

The allowance for loan losses consists of two components – specific allowances allocated to individually impaired loans, as required by FASB ASC Section 310-10-35, and allowances calculated for pools of loans under FASB ASC Subtopic 450-20. Impaired loans represent loans for which the Corporation believes it is probable that all amounts will not be collected according to the contractual terms of the loan agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Corporation uses an internal risk rating process for its commercial loans, commercial mortgages and construction loans consisting of nine general classifications ranging from “excellent” to “loss”. Internal credit ratings are reviewed in connection with the Corporation’s ongoing allowance allocation process. Larger balance commercial loans, commercial mortgages and construction loans with risk ratings of “substandard” or lower are individually reviewed for impairment under FASB ASC Section 310-10-35. A loan with a “substandard” credit rating is inadequately protected by the sound worth and paying capacity of the borrower or by the collateral pledged, if any. In addition, there exists a well-defined weakness or weaknesses that jeopardize the normal repayment of the debt. Collection of principal may be collateral-intensive. A distinct possibility exists that some loss may be sustained if deficiencies are not corrected.

Loans that are determined to be impaired are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or at the fair value of the collateral if the loan is collateral dependent. The fair value of collateral is generally based on appraisals, discounted to represent expected sale prices. An allowance for loan losses is allocated to an impaired loan if its carrying value exceeds its estimated fair value. In addition, a reserve for unfunded lending commitments is allocated for impaired loans with unused commitments to extend credit.

All loans not individually reviewed for impairment under FASB ASC Section 310-10-35 are evaluated under FASB ASC Subtopic 450-20. Loans are segmented into groups with similar characteristics and an allowance for loan losses is allocated to each segment based on quantitative factors, such as recent loss history, and qualitative factors, such as economic conditions and trends. In general, these loans include residential mortgages and home equity loans, consumer loans, installment loans, smaller balance commercial loans and mortgages and lease receivables. Large balance commercial loans, commercial mortgages and construction loans with internal credit ratings of “satisfactory minus” or “special mention” are also evaluated under FASB ASC Subtopic 450-20. Since these loans have somewhat higher risk characteristics compared to other loans evaluated under FASB ASC Subtopic 450-20, they are segregated into separate pools for evaluation purposes. Loans rated “special mention” represent potentially weak loans or assets presenting an unwarranted credit risk, but less risky than substandard assets. Loans rated “satisfactory minus” generally involve borrowers that may lack experience, depth or credit history. Borrowers may display marginal financial condition and financial trends that are unestablished or may be negative, however, the Corporation has an optimistic view of their future collectibility.

The allocation of the allowance for credit losses is reviewed to evaluate its appropriateness in relation to the overall risk profile of the loan portfolio. The Corporation considers risk factors such as: local and national economic conditions; trends in delinquencies and non-accrual loans; the diversity of borrower industry types; and the composition of the portfolio by loan type. An unallocated allowance is maintained for factors and conditions that exist at the balance sheet date, but are not specifically identifiable, and to recognize the inherent imprecision in estimating and measuring loss exposure.

Loans and lease financing receivables deemed to be a loss are written off through a charge against the allowance for credit losses. Closed-end consumer loans are generally charged off when they become 120 days past due (180 days for open-end consumer loans) if they are not adequately secured by real estate. All other loans are evaluated for possible charge-off when it is probable that the balance will not be collected, based on the ability of the borrower to pay and the value of the underlying collateral. Recoveries of loans previously charged off are recorded as increases to the allowance for loan losses. Past due status is determined based on contractual due dates for loan payments.

Prior to 2009, loans reviewed for impairment under FASB ASC Section 310-10-35 also included large balance commercial loans and commercial mortgages that were rated “satisfactory minus” or “special mention”. In 2009, the Corporation revised its allocation methodology to evaluate loans with these internal risk ratings under FASB ASC Subtopic 450-20, as documented above. The methodology was changed to more properly align internal risk ratings with the likelihood of impairment.

This change in allocation methodology did not result in a change in the Corporation’s overall allowance for credit losses balance, or in a change to the unallocated allowance, but rather resulted in a re-categorization of the allowance for loan losses from the allowance allocated to impaired loans under FASB ASC Section 310-10-35 to the allowance allocated to loans evaluated under FASB ASC Subtopic 450-20. This change in methodology did result in a significant decrease in the reserve for unfunded lending commitments, which is based solely on unfunded commitments related to impaired loans. Such loans included “satisfactory minus” and “special mention” loans in years prior to 2009. As of December 31, 2009, the reserve for unfunded lending commitments was $855,000, as compared to $6.2 million as of December 31, 2008. For additional details, see Note D, “Loans and Allowance for Credit Losses.”

Lease financing receivables include both open and closed end leases for the purchase of vehicles and equipment. Residual values are set at the inception of the lease and are reviewed periodically for impairment. If the impairment is considered to be other-than-temporary, the resulting reduction in the net investment in the lease is recognized as a loss in the period when impairment occurs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Troubled Debt Restructurings: Loans whose terms are modified are classified as troubled debt restructurings if the Corporation grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.

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

MSRs are evaluated quarterly for impairment, by comparing the carrying amount to estimated fair value, as determined through a discounted cash flows valuation. Significant inputs to the valuation include expected servicing income, net of expense, the discount rate and the expected life of the underlying loans. To the extent the amortized cost of the MSRs exceed their estimated fair value; a valuation allowance is established for such impairment, through a charge against servicing income on the consolidated statements of operations. If the Corporation determines, based on subsequent valuations, that an impairment no longer exists, then the valuation allowance is reduced through an increase to servicing income.

Derivative Financial Instruments: In connection with its mortgage banking activities, the Corporation enters into commitments to originate certain fixed-rate residential mortgage loans for customers, also referred to as interest rate locks. In addition, the Corporation enters into forward commitments for the future sale or purchase of mortgage-backed securities to or from third-party investors to hedge the effect of changes in interest rates on the value of the interest rate locks. Forward sales commitments may also be in the form of commitments to sell individual mortgage loans at a fixed price at a future date. Both the interest rate locks and the forward commitments are accounted for as derivatives and carried at fair value, determined as the amount that would be necessary to settle each derivative financial instrument at the end of the period. Gross derivative assets and liabilities are recorded within other assets and other liabilities on the consolidated balance sheets, with changes in fair value during the period recorded within gains on sales of mortgage loans on the consolidated statements of operations.

The following table presents a summary of the notional amounts and fair values of derivative financial instruments as of December 31:

	2009		2008
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(in thousands)
Interest rate locks with customers (1)	$165,086	$(411)	$141,145	$425
Forward commitments (1)	291,742	1,284	490,448	(1,445)
Interest rate swaps (2)		—	10,000	18

		$873		$(1,002)

(1)	As of December 31, 2009, the Corporation recorded gross mortgage banking derivative assets of $2.4 million and gross mortgage banking derivative liabilities of $1.5 million. As of December 31, 2008, the Corporation recorded gross mortgage banking derivative assets of $1.5 million and gross mortgage banking derivative liabilities of $2.5 million.
(2)	Interest rate swaps were recorded as a component of other liabilities on the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the fair value gains and losses on derivative financial instruments:

	Fair Value Gains (Losses)
	2009	2008	Statements of Operations Classification
	(in thousands)
Interest rate locks with customers	$(836)	$506	Gains on sales of mortgage loans
Forward commitments	2,729	(1,681)	Gains on sales of mortgage loans
Interest rate swaps	(18)	1,160	Other expense

	$1,875	$(15)

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

The Corporation accounts for uncertain tax positions by applying a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. Recognition and measurement of tax positions is based on management’s evaluations of relevant tax code and appropriate industry information about audit proceedings for comparable positions at other organizations. Virtually all of the Corporation’s unrecognized tax benefits are for positions that are taken on an annual basis on state tax returns. Increases to unrecognized tax benefits will occur as a result of accruing for the nonrecognition of the position for the current year. Decreases will occur as a result of the lapsing of the statute of limitations for the oldest outstanding year which includes the position. Upon the initial recognition of unrecognized tax positions on January 1, 2007, the Corporation recorded a $220,000 reduction to other liabilities, with a cumulative effect adjustment for the same amount recorded as an increase to retained earnings.

Stock-Based Compensation: The Corporation grants equity awards to employees, consisting of stock options and restricted stock, under its Stock Option and Compensation Plans (Option Plans). In addition, employees may purchase shares of the Corporation’s common stock under the Corporation’s Employee Stock Purchase Plan (ESPP). Compensation expense is equal to the fair value of the stock-based compensation awards, net of estimated forfeitures, and is recognized over the vesting period of such awards. The vesting period represents the period during which employees are required to provide service in exchange for such awards.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of weighted average common shares outstanding used to calculate basic net income (loss) per common share and diluted net income (loss) per common share follows.

	2009	2008	2007
	(in thousands)
Weighted average common shares outstanding (basic)	175,662	174,236	173,295
Impact of common stock equivalents	281	—	1,091

Weighted average common shares outstanding (diluted)	175,943	174,236	174,386

In 2009, 6.3 million stock options and 5.5 million common stock warrants were excluded from the diluted earnings per share computation as their effect would have been anti-dilutive. In 2008, all common stock equivalents were excluded because their effect would have been anti-dilutive due to the net loss for the year. In 2007, 4.4 million stock options were excluded from the diluted earnings per share computation as their effect would have been anti-dilutive.

Disclosures about Segments of an Enterprise and Related Information: The Corporation does not have any operating segments which require disclosure of additional information. While the Corporation owns eight separate banks, each engages in similar activities, provides similar products and services, and operates in the same general geographical area. The Corporation’s non-banking activities are immaterial and, therefore, separate information has not been disclosed.

Financial Guarantees: Financial guarantees, which consist primarily of standby and commercial letters of credit, are accounted for by recognizing a liability equal to the fair value of the guarantees and crediting the liability to income over the term of the guarantee. Fair value is estimated based on the fees currently charged to enter into similar agreements with similar terms.

Business Combinations and Intangible Assets: The Corporation accounts for its acquisitions using the purchase accounting method. Purchase accounting requires the total purchase price to be allocated to the estimated fair values of assets acquired and liabilities assumed, including certain intangible assets that must be recognized. Typically, this allocation results in the purchase price exceeding the fair value of net assets acquired, which is recorded as goodwill.

Goodwill is not amortized to expense, but is tested for impairment at least annually. Write-downs of the balance, if necessary as a result of the impairment test, are charged to expense in the period in which goodwill is determined to be impaired. The Corporation performs its annual test of goodwill impairment as of October 31st of each year. If certain events occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur. Based on the results of its annual impairment test, the Corporation concluded that there was no impairment in 2009. In 2008, the Corporation recorded a $90.0 million goodwill impairment charge for its Columbia Bank reporting unit. See Note F, “Goodwill and Intangible Assets” for additional details.

Intangible assets are amortized over their estimated lives. Some intangible assets have indefinite lives and are, therefore, not amortized. All intangible assets must be evaluated for impairment if certain events occur. Any impairment write-downs are recognized as expense on the consolidated statements of operations.

Variable Interest Entities: FASB ASC Topic 810 provides guidance on when to consolidate certain Variable Interest Entities (VIE’s) in the financial statements of the Corporation. VIE’s are entities in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance activities without additional financial support from other parties. A company must consolidate a VIE if the company has a variable interest that will absorb a majority of the VIE’s losses, if they occur, and/or receive a majority of the VIE’s residual returns, if they occur.

The provisions of FASB ASC Topic 810 related to Subsidiary Trusts, as interpreted by the SEC, disallow consolidation of Subsidiary Trusts in the financial statements of the Corporation. As a result, securities that were issued by the trusts (Trust Preferred Securities) are not included on the Corporation’s consolidated balance sheets. The junior subordinated debentures issued by the Parent Company to the Subsidiary Trusts, which have the same total balance and rate as the combined equity securities and trust preferred securities issued by the Subsidiary Trusts, remain in long-term debt. See Note I, “Short-Term Borrowings and Long-Term Debt” for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LIH investments are amortized under the effective interest method over the life of the Federal income tax credits generated as a result of such investments, generally ten years. As of December 31, 2009 and 2008, the Corporation’s LIH Investments, included in other assets on the consolidated balance sheets, totaled $76.5 million and $47.5 million, respectively. The net income tax benefit associated with these investments were $4.7 million, $3.9 million and $3.7 million in 2009, 2008 and 2007, respectively. None of the Corporation’s LIH investments met the consolidation criteria of FASB ASC Topic 810 as of December 31, 2009 or 2008.

New Accounting Standards: In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (Statement 166). Statement 166, or ASC Update 2009-16, amends the accounting for transfers of financial assets. Among its amendments to FASB Statement 140, it eliminates the concept of qualifying special-purpose entities, requires additional criteria to be met in order for the transfer of portions of financial assets to qualify for sale treatment, and expands the legal isolation criteria. Statement 166 is effective for a reporting entity’s first annual reporting period that begins after November 15, 2009, or January 1, 2010 for the Corporation. The adoption of Statement 166 will not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (Statement 167). Statement 167, or ASC Update 2009-17, amends the criteria for determining the primary beneficiary of, and the entity required to consolidate, a VIE. Statement 167 is effective for a reporting entity’s first annual reporting period that begins after November 15, 2009, or January 1, 2010 for the Corporation. The adoption of Statement 167 will not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASC Update No. 2010-06, “Improving Disclosures About Fair Value Measurements” (ASC Update 2010-06). ASC Update 2010-06 requires companies to disclose, and provide the reasons for, all transfers of assets and liabilities between the Level 1 and 2 fair value categories. ASC Update 2010-06 also clarifies that companies should disclose fair value measurement disclosures for classes of assets and liabilities which are subsets of line items within the balance sheet, if necessary. In addition, ASC Update 2010-06 provides additional clarification related to disclosures about the fair value techniques and inputs for assets and liabilities classified within Level 2 or 3 categories. The disclosure requirements prescribed by ASC Update No. 2010-06 are effective for fiscal years beginning after December 15, 2009, and for interim periods within those fiscal years, or March 31, 2010 for the Corporation. ASC Update 2010-06 also requires companies to reconcile changes in Level 3 assets and liabilities by separately providing information about Level 3 purchases, sales, issuances and settlements on a gross basis. This provision of ASC Update 2010-06 is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, or March 31, 2011 for the Corporation. The adoption of ASC Update 2010-06 is not expected to materially impact the Corporation’s fair value measurement disclosures.

Reclassifications: Certain amounts in the 2008 and 2007 consolidated financial statements and notes have been reclassified to conform to the 2009 presentation.

NOTE B – RESTRICTIONS ON CASH AND DUE FROM BANKS

The Corporation’s subsidiary banks are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against their deposit liabilities. The amount of such reserves as of December 31, 2009 and 2008 were $97.4 million and $70.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE C – INVESTMENT SECURITIES

The following tables present the amortized cost and estimated fair values of investment securities as of December 31:

2009 Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government sponsored agency securities	$6,713	$7	$—	$6,720
State and municipal securities	503	—	—	503
Mortgage-backed securities	1,484	90	—	1,574

	$8,700	$97	$—	$8,797

2009 Available for Sale
Equity securities	$142,531	$2,758	$(4,919)	$140,370
U.S. Government securities	1,325	—	—	1,325
U.S. Government sponsored agency securities	91,079	905	(28)	91,956
State and municipal securities	406,011	9,819	(57)	415,773
Corporate debt securities	154,029	424	(37,714)	116,739
Collateralized mortgage obligations	1,102,169	25,631	(4,804)	1,122,996
Mortgage-backed securities	1,043,518	36,948	(442)	1,080,024
Auction rate securities (1)	292,145	3,227	(6,169)	289,203

	$3,232,807	$79,712	$(54,133)	$3,258,386

(1)	See Note O, “Commitments and Contingencies” for additional details related to auction rate securities.

2008 Held to Maturity
U.S. Government sponsored agency securities	$6,782	$60	$—	$6,842
State and municipal securities	825	5	—	830
Corporate debt securities	25	—	—	25
Mortgage-backed securities	2,004	66	(2)	2,068

	$9,636	$131	$(2)	$9,765

2008 Available for Sale
Equity securities	$138,071	$2,133	$(1,503)	$138,701
U.S. Government securities	14,545	83	—	14,628
U.S. Government sponsored agency securities	74,616	2,406	(20)	77,002
State and municipal securities	520,429	5,317	(2,210)	523,536
Corporate debt securities	154,976	1,085	(36,167)	119,894
Collateralized mortgage obligations	489,686	14,713	(206)	504,193
Mortgage-backed securities	1,118,508	24,160	(1,317)	1,141,351
Auction rate securities	208,281	—	(12,381)	195,900

	$2,719,112	$49,897	$(53,804)	$2,715,205

Securities carried at $2.2 billion and $2.0 billion as of December 31, 2009 and 2008, respectively, were pledged as collateral to secure public and trust deposits, customer repurchase agreements and interest rate swaps. Available for sale equity securities include restricted investment securities issued by the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank totaling $99.1 million and $85.3 million as of December 31, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of debt securities as of December 31, 2009, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$157	$157	$60,395	$61,034
Due from one year to five years	7,059	7,066	236,116	241,078
Due from five years to ten years	—	—	88,334	87,582
Due after ten years	—	—	559,744	525,302

	7,216	7,223	944,589	914,996
Collateralized mortgage obligations	—	—	1,102,169	1,122,996
Mortgage-backed securities	1,484	1,574	1,043,518	1,080,024

	$8,700	$8,797	$3,090,276	$3,118,016

The following table presents information related to the Corporation’s gains and losses on the sales of equity and debt securities, and losses recognized for other-than-temporary impairment of investments:

	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net (Losses) Gains
	(in thousands)
2009:
Equity securities	$666	$(689)	$(3,931)	$(3,954)
Debt securities	14,632	(129)	(9,470)	5,033

Total	$15,298	$(818)	$(13,401)	$1,079

2008:
Equity securities	$7,626	$—	$(44,649)	$(37,023)
Debt securities	3,887	(4,418)	(20,687)	(21,218)

Total	$11,513	$(4,418)	$(65,336)	$(58,241)

2007:
Equity securities	$1,987	$(51)	$(292)	$1,644
Debt securities	2,158	(2,030)	(32)	96

Total	$4,145	$(2,081)	$(324)	$1,740

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of other-than-temporary impairment charges recorded as components of investment securities gains (losses) on the consolidated statements of operations, by investment security type:

	2009	2008	2007
	(in thousands)
Financial institution stocks	$3,825	$43,131	$117
Mutual funds	106	1,162	—
U.S. government sponsored agency stock	—	356	175

Total equity securities charges	3,931	44,649	292

Pooled trust preferred securities	9,470	15,832	—
Bank-issued subordinated debt	—	4,855	—
Collateralized mortgage obligations	—	—	32

Total debt securities charges	9,470	20,687	32

Total other-than-temporary impairment charges	$13,401	$65,336	$324

The $3.8 million other-than-temporary impairment charge related to financial institutions stocks in 2009 was due to the severity and duration of the decline in fair values of certain bank stock holdings, in conjunction with management’s evaluation of the near-term prospects of each specific issuer. As of December 31, 2009, after other-than-temporary impairment charges, the financial institution stock portfolio had a cost basis of $34.5 million and a fair value of $32.3 million.

In addition to financial institution stocks, the Corporation recorded a $106,000 other-than-temporary impairment charge for a mutual fund investment in 2009.

In 2009, the Corporation recorded $9.5 million of credit related other-than-temporary impairment charges for pooled trust preferred securities based on an expected cash flows model in accordance with FSP FAS 115-2. The following table presents a summary of the cumulative credit related other-than-temporary impairment charges recognized as components of earnings for securities still held by the Corporation (in thousands):

Cumulative credit losses on pooled trust preferred securities, through December 31, 2008 (1)	$(6,142)
Additions for credit losses recorded which were not previously recognized as components of earnings	(9,470)

Cumulative credit losses on pooled trust preferred securities, through December 31, 2009	$(15,612)

(1)	Cumulative credit losses of $6.1 million at January 1, 2009 represent the other-than-temporary impairment charges recorded during the year ended December 31, 2008 for pooled trust preferred securities, net of the Corporation’s cumulative effect adjustment upon adoption of FSP FAS 115-2. Because previously recognized other-than-temporary impairment charges were reversed through equity rather than earnings, $8.7 million of the $9.5 million other-than-temporary impairment charges for certain pooled trust preferred securities recorded during 2009 were also presented as other-than-temporary impairment charges on the Corporation’s statements of operations for the year ended December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2009. The unrealized losses included within the table below are presented net of the other-than-temporary impairment charges detailed above:

	Less Than 12 months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
U.S. Government sponsored agency securities	$19,977	$(23)	$553	$(5)	$20,530	$(28)
State and municipal securities	5,366	(44)	802	(13)	6,168	(57)
Corporate debt securities	13,184	(14,569)	82,241	(23,145)	95,425	(37,714)
Collateralized mortgage obligations	232,382	(4,804)	—	—	232,382	(4,804)
Mortgage-backed securities	113,078	(442)	—	—	113,078	(442)
Auction rate securities	26,204	(678)	171,364	(5,491)	197,568	(6,169)

Total debt securities	410,191	(20,560)	254,960	(28,654)	665,151	(49,214)
Equity securities	14,365	(4,144)	2,622	(775)	16,987	(4,919)

	$424,556	$(24,704)	$257,582	$(29,429)	$682,138	$(54,133)

As noted above, for its investments in equity securities, most notably its investments in stocks of financial institutions, management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider those investments with unrealized holding losses as of December 31, 2009 to be other-than-temporarily impaired.

The unrealized holding losses on investments in student loan auction rate securities, also known as auction rate certificates (ARCs), are attributable to liquidity issues resulting from the failure of periodic auctions. As of December 31, 2009, approximately $250 million, or 86%, of the ARCs held by the Corporation were rated above investment grade, with approximately $187 million, or 65%, AAA rated by at least one ratings agency. Approximately $40 million, or 14%, of ARCs were rated below investment grade by at least one ratings agency. Of this amount, approximately $22 million, or 57%, of the student loans underlying the ARCs have principal payments which are guaranteed by the Federal government. In total, approximately $257 million, or 89%, of the student loans underlying the ARCs have principal payments which are guaranteed by the Federal government. At December 31, 2009, all ARCs held by the Corporation were current and making scheduled interest payments. Because the Corporation does not have the intent to sell and does not believe it will be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation does not consider these investments to be other-than-temporarily impaired as of December 31, 2009.

The Corporation’s mortgage-backed securities and collateralized mortgage obligations have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the decline in market value of these securities is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell and does not believe it will be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation does not consider those investments to be other-than-temporarily impaired as of December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The majority of the Corporation’s available for sale corporate debt securities are issued by financial institutions. The following table presents the amortized cost and estimated fair values of corporate debt securities as of December 31:

	2009		2008
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$95,481	$75,811	$97,887	$69,819
Subordinated debt	34,886	32,722	34,788	31,745
Pooled trust preferred securities	20,435	4,979	19,351	15,381

Corporate debt securities issued by financial institutions	150,802	113,512	152,026	116,945
Other corporate debt securities	3,227	3,227	2,950	2,949

Available for sale corporate debt securities	$154,029	$116,739	$154,976	$119,894

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $19.7 million as of December 31, 2009. The Corporation has not recorded any other-than-temporary impairment charges for single-issuer trust preferred securities in 2009, 2008 or 2007. The Corporation held 13 single-issuer trust preferred securities that were rated below investment grade by at least one ratings agency, with an amortized cost of $38.1 million and an estimated fair value of $31.2 million as of December 31, 2009. The majority of the single-issuer trust preferred securities rated below investment grade were rated BB or Baa. Single-issuer trust preferred securities with an amortized cost of $10.2 million and an estimated fair value of $7.0 million as of December 31, 2009, were not rated by any ratings agency and, due to inactive or limited trading activity, were classified as Level 3 assets under FASB ASC Topic 820. See Note P, “Fair Value Measurements” for additional details.

As noted above, the Corporation has recorded significant other-than-temporary impairment charges in both 2009 and 2008 related to its investments in pooled trust preferred securities issued by financial institutions. The Corporation holds ten pooled trust preferred securities. Nine of these securities, with an amortized cost of $19.5 million and an estimated fair value of $4.4 million, are rated below investment grade by at least one ratings agency, with ratings ranging from C to Caa. For each of the nine pooled trust preferred securities rated below investment grade, the class of securities held by the Corporation is below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool. The Corporation determines the fair value of pooled trust preferred securities based on quotes provided by third party brokers.

The amortized cost of pooled trust preferred securities is the purchase price of the securities, net of credit related other-than-temporary impairment charges, determined using an expected cash flows analysis. The most significant input to the expected cash flows model is the expected payment deferral rate for each pooled trust preferred security. The Corporation evaluates the financial metrics, such as capital ratios and non-performing asset ratios, of the individual financial institution issuers that comprises each pooled trust preferred security to estimate its expected deferral rate. Actual weighted average cumulative defaults and deferrals as a percentage of original collateral were approximately 26% as of December 31, 2009. The expected weighted average deferral rate assumed in the discounted cash flow modeling for pooled trust preferred securities held by the Corporation as of December 31, 2009 was approximately 13%.

Based on management’s other-than-temporary impairment evaluations and because the Corporation does not have the intent to sell and does not believe it will be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be maturity, the estimated fair value of $116.7 million in corporate debt securities were not considered to be other-than-temporarily impaired as of December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE D – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Gross loans are summarized as follows as of December 31:

	2009	2008
	(in thousands)
Real-estate – commercial mortgage	$4,292,300	$4,016,700
Commercial – industrial, financial and agricultural	3,699,198	3,635,544
Real-estate – home equity	1,644,260	1,695,398
Real-estate – construction	978,267	1,269,330
Real-estate – residential mortgage	921,741	972,797
Consumer	360,698	365,692
Leasing and other	69,922	84,832
Overdrafts	13,753	12,855

	11,980,139	12,053,148
Unearned income	(7,715)	(10,528)

	$11,972,424	$12,042,620

The Corporation has extended credit to the officers and directors of the Corporation and to their associates. These related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans, including unadvanced commitments, was $218.9 million and $290.9 million as of December 31, 2009 and 2008, respectively. During 2009, additions totaled $51.9 million and repayments totaled $123.9 million.

The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $2.6 billion and $1.2 billion as of December 31, 2009 and 2008, respectively.

Changes in the allowance for credit losses were as follows for the years ended December 31:

	2009	2008	2007
	(in thousands)
Balance at beginning of year	$180,137	$112,209	$106,884
Loans charged off	(119,074)	(56,859)	(13,739)
Recoveries of loans previously charged off	6,470	5,161	4,001

Net loans charged off	(112,604)	(51,698)	(9,738)
Provision for loan losses	190,020	119,626	15,063

Balance at end of year	$257,553	$180,137	$112,209

The following table presents the components of the allowance for credit losses for the years ended December 31:

	2009	2008	2007
	(in thousands)
Allowance for loan losses	$256,698	$173,946	$107,547
Reserve for unfunded lending commitments	855	6,191	4,662

Allowance for credit losses	$257,553	$180,137	$112,209

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents non-performing assets as of December 31:

	2009	2008
	(in thousands)
Non-accrual loans	$238,360	$161,962
Accruing loans greater than 90 days past due	43,359	35,177
Other real estate owned	23,309	21,855

	$305,028	$218,994

Excluded from the summary of non-performing assets above were $41.1 million of loans whose terms were modified under a troubled debt restructuring and were current under their modified terms at December 31, 2009. These troubled debt restructurings include $24.6 million of residential mortgages and $16.5 million of commercial loans.

The recorded investment in loans that were considered to be impaired, as defined by FASB ASC Section 310-10-35, and the related allowance for loan losses as of December 31 is summarized as follows:

	2009		2008
	Recorded Investment	Related Allowance for Loan Loss (1)	Recorded Investment	Related Allowance for Loan Loss
	(in thousands)
Performing loans	$653,445	$(100,734)	$350,502	$(66,730)
Non-accrual loans	116,425	(26,247)	77,053	(27,452)

Total impaired loans	$769,870	$(126,981)	$427,555	$(94,182)

(1)	As of December 31, 2009 there were $295.6 million of adequately collateralized commercial mortgage impaired loans that did not have a related allowance for loan loss.

The average recorded investment in impaired performing loans during 2009, 2008 and 2007 was approximately $492.6 million, $273.6 million and $216.8 million, respectively. The average recorded investment in impaired non-accrual loans during 2009, 2008 and 2007 was approximately $115.1 million, $54.7 million and $19.3 million, respectively.

The Corporation generally applies all payments received on non-accruing impaired loans to principal until such time as the principal is paid off, after which time any additional payments received are recognized as interest income. The Corporation recognized interest income of approximately $26.5 million, $16.8 million and $16.3 million on impaired loans in 2009, 2008 and 2007, respectively.

NOTE E – PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

	2009	2008
	(in thousands)
Land	$35,587	$33,577
Buildings and improvements	240,341	222,586
Furniture and equipment	150,164	148,945
Construction in progress	4,672	12,622

	430,764	417,730
Less: Accumulated depreciation and amortization	(226,561)	(215,073)

	$204,203	$202,657

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE F – GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the changes in goodwill:

	2009	2008	2007
	(in thousands)
Balance at beginning of year	$534,385	$624,072	$626,042
Goodwill impairment	—	(90,000)	—
Other goodwill additions (reductions)	477	313	(1,970)

Balance at end of year	$534,862	$534,385	$624,072

The Corporation did not complete any acquisitions during the years ended December 31, 2009, 2008 and 2007. The other goodwill additions (reductions) in 2009, 2008 and 2007 were primarily due to additional purchase price incurred for prior acquisitions as a result of contingencies being met, offset by tax benefits realized on the exercise of stock options assumed in acquisitions.

The Corporation tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units, which are generally its subsidiary banks. After this allocation is completed, a two-step valuation process is applied, as required by FASB ASC Topic 805. In Step 1, each reporting unit’s fair value is determined based on three metrics: (1) a primary market approach, which measures fair value based on trading multiples of independent publicly traded financial institutions of comparable sizes to the reporting units, (2) a secondary market approach, which measures fair value based on acquisition multiples of publicly traded financial institutions of comparable size which were recently acquired, and (3) an income approach, which estimates fair value based on discounted cash flows. If the fair value of any reporting unit exceeds its adjusted net book value, no write-down of goodwill is necessary. If the fair value of any reporting unit is less than its adjusted net book value, a Step 2 valuation procedure is required to assess the proper carrying value of the goodwill allocated to that reporting unit. The valuation procedures applied in a Step 2 valuation are similar to those that would be performed upon an acquisition, with the Step 1 fair value representing a hypothetical reporting unit purchase price.

Based on its 2008 annual goodwill impairment test, the Corporation determined that the goodwill allocated to its Columbia Bank reporting unit (Columbia) was impaired, resulting in a $90.0 million goodwill impairment charge. Columbia’s 2008 goodwill impairment resulted from a number of external and internal factors. Among the external factors that contributed to Columbia’s impairment was the 2008 decrease in the values of financial institution stocks and in the acquisition multiples paid for banks of comparable size and character to Columbia, which produced a lower fair value for Columbia under the primary and secondary market approaches. The Corporation acquired Columbia Bancorp in 2006, paying a price that was commensurate with the market at that time, when bank values were higher than they were as of the date of the 2008 impairment test. Among the internal factors which contributed to the 2008 impairment charge was a decrease in expected cash flows for Columbia under the income approach due to the 2008 interest rate environment, which negatively affected Columbia’s net interest income, and a deterioration in the credit quality of Columbia’s commercial real estate portfolio.

Based on its 2009 annual goodwill impairment test, the Corporation determined that Columbia failed Step 1 of its impairment test, with its adjusted net book value exceeding fair value by approximately $37 million, or 14%. However, the Corporation determined that no goodwill impairment charge was necessary, as the Step 1 shortfall was offset by the implied fair value adjustments of Columbia’s assets and liabilities determined in the Step 2 valuation procedures. The goodwill allocated to Columbia at December 31, 2009 was $112.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All of the Corporation’s remaining reporting units passed the Step 1 goodwill impairment test, resulting in no goodwill impairment charges in 2009. Three reporting units, with total allocated goodwill of $174.4 million, had fair values that exceeded adjusted net book values by less than 5%. The remaining reporting units, with total allocated goodwill of $247.7 million, had fair values that exceeded net book values by approximately 13% in the aggregate.

The estimated fair values of the Corporation’s reporting units are subject to uncertainty, including future decreases in the trading and acquisition multiples of comparable financial institutions and future operating results of reporting units which could differ significantly from the assumptions used in the Corporation’s discounted cash flow analysis under the income approach.

The following table summarizes intangible assets as of December 31:

	2009			2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Amortizing:
Core deposit	$50,279	$(35,911)	$14,368	$50,279	$(30,976)	$19,303
Unidentifiable and other	11,878	(9,808)	2,070	11,878	(8,996)	2,882

Total amortizing	62,157	(45,719)	16,438	62,157	(39,972)	22,185
Non-amortizing	1,263	—	1,263	1,263	—	1,263

	$63,420	$(45,719)	$17,701	$63,420	$(39,972)	$23,448

Core deposit intangible assets are amortized using an accelerated method over the estimated remaining life of the acquired core deposits. As of December 31, 2009, these assets had a weighted average remaining life of approximately four years. Unidentifiable intangible assets, consisting of premiums paid on branch acquisitions that did not qualify for business combinations accounting under FASB ASC Topic 810, had a weighted average remaining life of three years. All other amortizing intangible assets had a weighted average remaining life of approximately four years. Amortization expense related to intangible assets totaled $5.7 million, $7.2 million and $8.3 million in 2009, 2008 and 2007, respectively.

Amortization expense for the next five years is expected to be as follows (in thousands):

Year
2010	$5,235
2011	4,239
2012	3,036
2013	2,240
2014	1,340

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE G – MORTGAGE SERVICING RIGHTS

The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets:

	2009	2008
	(in thousands)
Amortized cost:
Balance at beginning of year	$8,491	$6,304
Originations of mortgage servicing rights	17,571	3,789
Amortization expense	(2,564)	(1,602)

Balance at end of year	$23,498	$8,491

Valuation allowance:
Balance at beginning of year	$(1,000)	$—
Additions	—	(1,000)

Balance at end of year	$(1,000)	$(1,000)

Net MSRs at end of year	$22,498	$7,491

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

The Corporation determined that the estimated fair value of MSRs was $22.5 million as of December 31, 2009. The estimated fair value of MSRs was approximately $7.5 million as of December 31, 2008. The estimated fair value of MSRs was equal to their book value at December 31, 2009, therefore, no adjustment to the valuation allowance established in 2008 was necessary as of December 31, 2009.

Estimated MSR amortization expense for the next five years, based on balances as of December 31, 2009 and the expected remaining lives of the underlying loans, follows (in thousands):

Year
2010	$4,408
2011	4,056
2012	3,655
2013	3,203
2014	2,693

NOTE H – DEPOSITS

Deposits consisted of the following as of December 31:

	2009	2008
	(in thousands)
Noninterest-bearing demand	$2,012,837	$1,653,440
Interest-bearing demand	2,022,746	1,789,833
Savings and money market accounts	2,748,467	2,010,526
Time deposits	5,313,864	5,098,117

	$12,097,914	$10,551,916

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in time deposits were certificates of deposit equal to or greater than $100,000 of $2.1 billion and $1.7 billion as of December 31, 2009 and 2008, respectively. The scheduled maturities of time deposits as of December 31, 2009 were as follows (in thousands):

Year
2010	$4,030,551
2011	734,922
2012	355,074
2013	110,095
2014	43,684
Thereafter	39,538

$5,313,864

NOTE I – SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings as of December 31, 2009, 2008 and 2007 and the related maximum amounts outstanding at the end of any month in each of the three years then ended are presented below. The securities underlying the repurchase agreements remain in available for sale investment securities.

	December 31			Maximum Outstanding
	2009	2008	2007	2009	2008	2007
	(in thousands)
Federal funds purchased	$378,068	$1,147,673	$1,057,335	$865,699	$1,531,568	$1,122,833
Customer short-term promissory notes	231,414	356,788	443,002	274,546	498,765	487,354
Customer repurchase agreements	259,458	255,796	228,061	347,401	255,796	286,342
FHLB overnight repurchase agreements	—	—	650,000	—	550,000	650,000
Revolving line of credit (1)	—	—	—	—	51,800	82,071
Federal Reserve Bank borrowings	—	—	—	200,000	—	—
Other	—	2,513	5,546	5,215	5,554	5,552

	$868,940	$1,762,770	$2,383,944

(1)	Revolving line of credit agreement expired in October 2008.

A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of December 31, 2009 and 2008, the Corporation had $1.6 billion of collateralized borrowing availability at the Discount Window and term auction facility, and no outstanding borrowings.

The following table presents information related to customer repurchase agreements and FHLB overnight repurchase agreements:

	2009	2008	2007
	(dollars in thousands)
Amount outstanding as of December 31	$259,458	$255,796	$878,061
Weighted average interest rate at year end	0.54%	4.41%	1.41%
Average amount outstanding during the year	$254,662	$530,354	$337,690
Weighted average interest rate during the year	0.55%	2.13%	3.67%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FHLB advances and long-term debt included the following as of December 31:

	2009	2008
	(in thousands)
FHLB advances	$1,157,623	$1,404,580
Subordinated debt	200,000	200,000
Junior subordinated deferrable interest debentures	185,570	185,570
Other long-term debt	1,491	1,703
Unamortized issuance costs	(3,911)	(4,056)

	$1,540,773	$1,787,797

Excluded from the preceding table is the Parent Company’s revolving line of credit with its subsidiary banks. As of December 31, 2009, there were no amounts outstanding under this line of credit. As of December 31, 2008, $86.0 million was outstanding. This line of credit is secured by equity securities and insurance investments and bears interest at the prime rate, minus 1.50%. Although the line of credit and related interest are eliminated in the consolidated financial statements, this borrowing arrangement is senior to the subordinated debt and the junior subordinated deferrable interest debentures.

FHLB advances mature through March 2027 and carry a weighted average interest rate of 4.37%. As of December 31, 2009, the Corporation had an additional borrowing capacity of approximately $1.8 billion with the FHLB. Advances from the FHLB are secured by FHLB stock, qualifying residential mortgages, investments and other assets.

The following table summarizes the scheduled maturities of FHLB advances and long-term debt as of December 31, 2009 (in thousands):

Year
2010	$468,851
2011	94,135
2012	101,786
2013	5,469
2014	6,521
Thereafter	864,011

$1,540,773

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides details of the debentures as of December 31, 2009 (dollars in thousands):

Debentures Issued to	Fixed/ Variable	Interest Rate	Amount	Maturity	Callable	Callable Rate
PBI Capital Trust	Fixed	8.57%	$10,310	8/15/2028	8/15/2010	104.3%
SVB Eagle Statutory Trust I	Variable	3.59%	4,124	7/31/2031	7/31/2011	100.0
Columbia Bancorp Statutory Trust	Variable	2.93%	6,186	6/30/2034	6/30/2010	100.0
Columbia Bancorp Statutory Trust II	Variable	2.19%	4,124	5/15/2035	5/15/2010	100.0
Columbia Bancorp Statutory Trust III	Variable	2.07%	6,186	6/15/2035	6/15/2010	100.0
Fulton Capital Trust I	Fixed	6.29%	154,640	2/01/2036	NA	NA

			$185,570

NOTE J – REGULATORY MATTERS

Dividend and Loan Limitations

The dividends that may be paid by subsidiary banks to the Parent Company are subject to certain legal and regulatory limitations. Under such limitations, the total amount available for payment of dividends by subsidiary banks was approximately $212 million as of December 31, 2009.

Under current Federal Reserve regulations, the subsidiary banks are limited in the amount they may loan to their affiliates, including the Parent Company. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of each bank subsidiary’s regulatory capital. As of December 31, 2009, the maximum amount available for transfer from the subsidiary banks to the Parent Company in the form of loans and dividends was approximately $346 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the subsidiary banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (as defined in the regulations). Management believes, as of December 31, 2009, that all of its bank subsidiaries meet the capital adequacy requirements to which they were subject.

As of December 31, 2009 and 2008, the Corporation’s five significant subsidiaries, Fulton Bank, N.A., Lafayette Ambassador Bank, Skylands Community Bank, The Bank and The Columbia Bank, were well capitalized under the regulatory framework for prompt corrective action based on their capital ratio calculations. To be categorized as well capitalized, these banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2009 that management believes have changed the institutions’ categories.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the total risk-based, Tier I risk-based and Tier I leverage requirements for the Corporation and its significant subsidiaries with total assets in excess of $1.0 billion.

	Actual		For Capital Adequacy Purposes		Well Capitalized
As of December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Corporation	$1,898,879	14.7%	$1,034,714	8.0%	N/A	N/A
Fulton Bank, N.A.	801,284	11.1	575,930	8.0	719,913	10.0%
Lafayette Ambassador Bank	127,570	12.2	83,697	8.0	104,621	10.0
Skylands Community Bank	115,158	11.8	78,011	8.0	97,514	10.0
The Bank	194,143	12.1	128,411	8.0	160,514	10.0
The Columbia Bank	215,765	13.6	127,158	8.0	158,947	10.0
Tier I Capital (to Risk-Weighted Assets):
Corporation	$1,536,021	11.9%	$517,357	4.0%	N/A	N/A
Fulton Bank, N.A	638,194	8.9	287,965	4.0	431,948	6.0%
Lafayette Ambassador Bank	108,069	10.3	41,848	4.0	62,772	6.0
Skylands Community Bank	96,935	9.9	39,006	4.0	58,508	6.0
The Bank	161,977	10.1	64,206	4.0	96,309	6.0
The Columbia Bank	195,502	12.3	63,579	4.0	95,368	6.0
Tier I Capital (to Average Assets):
Corporation	$1,536,021	9.7%	$477,165	3.0%	N/A	N/A
Fulton Bank, N.A	638,194	7.9	243,485	4.0	405,809	5.0%
Lafayette Ambassador Bank	108,069	7.6	42,868	3.0	71,446	5.0
Skylands Community Bank	96,935	7.5	38,620	3.0	64,366	5.0
The Bank	161,977	8.1	59,844	4.0	99,740	5.0
The Columbia Bank	195,502	9.1	64,368	4.0	107,281	5.0

As of December 31, 2008
Total Capital (to Risk-Weighted Assets):
Corporation	$1,852,924	14.3%	$1,038,833	8.0%	N/A	N/A
Fulton Bank	781,342	10.8	576,565	8.0	720,706	10.0%
Lafayette Ambassador Bank	125,670	12.0	83,969	8.0	104,961	10.0
Skylands Community Bank	106,104	11.0	77,374	8.0	96,717	10.0
The Bank	177,078	11.1	127,130	8.0	158,913	10.0
The Columbia Bank	136,843	10.6	103,664	8.0	129,580	10.0
Tier I Capital (to Risk-Weighted Assets):
Corporation	$1,490,384	11.5%	$519,417	4.0%	N/A	N/A
Fulton Bank	623,763	8.7	288,282	4.0	432,424	6.0%
Lafayette Ambassador Bank	107,144	10.2	41,984	4.0	62,977	6.0
Skylands Community Bank	88,256	9.1	38,687	4.0	58,030	6.0
The Bank	145,186	9.1	63,565	4.0	95,348	6.0
The Columbia Bank	120,467	9.3	51,832	4.0	77,748	6.0
Tier I Capital (to Average Assets):
Corporation	$1,490,384	9.6%	$467,072	3.0%	N/A	N/A
Fulton Bank	623,763	7.7	242,659	3.0	404,432	5.0%
Lafayette Ambassador Bank	107,144	7.6	42,268	3.0	70,446	5.0
Skylands Community Bank	88,256	7.3	36,098	3.0	60,163	5.0
The Bank	145,186	7.5	58,035	3.0	96,725	5.0
The Columbia Bank	120,467	7.4	65,360	4.0	81,700	5.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE K – INCOME TAXES

The components of the provision for income taxes are as follows:

	2009	2008	2007
	(in thousands)
Current tax expense (benefit):
Federal	$36,162	$76,249	$75,855
State	(322)	804	1,323

	35,840	77,053	77,178
Deferred tax benefit	(20,432)	(52,483)	(13,646)

	$15,408	$24,570	$63,532

The differences between the effective income tax rate and the Federal statutory income tax rate are as follows:

	2009	2008	2007
Statutory tax rate	35.0%	35.0%	35.0%
Effect of tax-exempt income	(11.2)	(53.3)	(4.4)
Effect of low income housing investments	(5.3)	(20.2)	(1.7)
Bank-owned life insurance	(1.2)	(5.1)	(0.5)
State income taxes, net of Federal benefit	(0.2)	2.8	0.4
Goodwill impairment	—	166.2	—
Other, net	0.1	4.2	0.6

Effective income tax rate	17.2%	129.6%	29.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net deferred tax asset recorded by the Corporation is included in other assets and consists of the following tax effects of temporary differences as of December 31:

	2009	2008
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$90,143	$63,048
Other-than-temporary impairment of investments	21,750	24,422
Other accrued expenses	12,739	8,892
Deferred compensation	9,511	9,226
Loss and credit carryforwards	7,887	7,477
Postretirement and defined benefit plans	6,016	8,487
Stock-based compensation	2,164	2,137
LIH investments	1,944	1,427
Unrecognized tax positions	1,784	1,840
Derivative financial instruments	1,644	1,717
Premises and equipment	—	1,231
Unrealized holding losses on securities available for sale	—	1,368
Other	3,265	3,696

Total gross deferred tax assets	158,847	134,968

Deferred tax liabilities:
Unrealized holding gains on securities available for sale	8,953	—
Direct leasing	8,141	4,511
Mortgage servicing rights	7,875	2,622
Intangible assets	4,695	6,054
Acquisition premiums/discounts	4,511	3,758
Premises and equipment	2,308	—
Other	1,018	581

Total gross deferred tax liabilities	37,501	17,526

Net deferred tax asset before valuation allowance	121,346	117,442
Valuation allowance	(7,887)	(7,477)

Net deferred tax asset	$113,459	$109,965

The valuation allowance relates to state net operating loss carryforwards for which realizability is uncertain. As of December 31, 2009 and 2008, the Corporation had state net operating loss carryforwards of approximately $370 million and $265 million, respectively, which are available to offset future state taxable income, and expire at various dates through 2029.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and capital gain income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, such as the generation of capital gains, in making this assessment. The Corporation has $18.5 million of deferred tax assets resulting from other than temporary impairment losses on investment securities, which would be characterized as capital losses for tax purposes. If realized, the income tax benefits of these potential capital losses can only be recognized for tax purposes to the extent of capital gains generated during carryback and carryforward periods. In addition to existing capital gains realized in carryback periods, the Corporation has the ability to generate sufficient offsetting capital gains in future periods through the execution of certain tax planning strategies, which may include the sale and leaseback of some or all of its branch and office properties.

Based on the level of historical income projections for future taxable income and capital gains over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Corporation will realize the benefits of its deferred tax assets, net of the valuation allowance, as of December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Uncertain Tax Positions

The following summarizes the changes in unrecognized tax benefits (in thousands):

	2009	2008
	(in thousands)
Balance at beginning of year	$4,596	$6,722
Tax positions taken in prior years	—	(1,878)
Current period tax positions	869	820
Lapse of statute of limitations	(984)	(1,068)

Balance at end of year	$4,481	$4,596

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

Virtually all of the Corporation’s unrecognized tax benefits are for positions that are taken on an annual basis on state tax returns. Increases to unrecognized tax benefits will occur as a result of accruing for the nonrecognition of the position for the current year. Decreases will occur as a result of the lapsing of the statute of limitations for the oldest outstanding year which includes the position. These offsetting increases and decreases are likely to continue in the future, including over the next 12 months. While the net effect on total unrecognized tax benefits during this period cannot be reasonably estimated, approximately $1.2 million is expected to reverse in 2010 due to lapsing of the statute of limitations.

Recognition and measurement of tax positions is based on management’s evaluations of relevant tax code and appropriate industry information about audit proceedings for comparable positions at other organizations. The Corporation does not expect to have any changes in unrecognized tax benefits as a result of settlements with taxing authorities during the next 12 months.

As of December 31, 2009, if recognized, all of the Corporation’s unrecognized tax benefits would impact the effective tax rate. Not included in the table above is $1.8 million of Federal tax expense on unrecognized state tax benefits which, if recognized, would also impact the effective tax rate. Interest accrued related to unrecognized tax benefits is recorded as a component of income tax expense. Penalties, if incurred, would also be recognized in income tax expense. The Corporation recognized approximately $352,000 and $437,000 of interest expense in income tax expense related to unrecognized tax positions in 2009 and 2008, respectively. Credits to income tax expense of approximately $438,000 and $565,000 were recognized in 2009 and 2008, respectively, for accrued interest expense related to reserves for unrecognized tax positions that were reversed during such periods. As of December 31, 2009 and 2008, total accrued interest and penalties related to unrecognized tax positions were approximately $844,000 and $930,000, respectively.

The Corporation, or one of its subsidiaries, files income tax returns in the U.S. Federal jurisdiction, and various states. In most cases, unrecognized tax benefits are related to tax years that remain subject to examination by the relevant taxable authorities. With few exceptions, the Corporation is no longer subject to U.S. Federal, state and local examinations by tax authorities for years before 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE L – EMPLOYEE BENEFIT PLANS

The following summarizes the Corporation’s expense (benefit) under its retirement plans for the years ended December 31:

	2009	2008	2007
	(in thousands)
Fulton Financial Corporation 401(k) Retirement Plan	$11,118	$9,859	$9,274
Pension Plan	1,674	(263)	1,627
Affiliate 401(k) Plans	—	1,091	1,798

	$12,792	$10,687	$12,699

Fulton Financial Corporation 401(k) Retirement Plan – A defined contribution plan that includes two contribution features:

•

Employer Profit Sharing – elective contributions based on a formula providing for an amount not to exceed 5% of each eligible employee’s covered compensation. During an eligible employee’s first five years of employment, employer contributions vest over a five-year graded vesting schedule. Employees hired after July 1, 2007 are not eligible for this contribution.

•

401(k) Contributions – eligible employees may defer a portion of their pre-tax covered compensation on an annual basis, with employer matches of up to 5% of employee contributions. Employee and employer contributions under these features are 100% vested.

Defined Benefit Pension Plan – Contributions to the Corporation’s defined benefit pension plan (Pension Plan) are actuarially determined and funded annually. The Pension Plan has been closed to new participants, but existing participants continued to accrue benefits according to the terms of the plan until December 31, 2007.

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

Effective January 1, 2008, as required by FASB ASC Subtopic 715-20, the Corporation changed the actuarial measurement date for its Pension Plan from a fiscal year-end of September 30th to December 31st. The impact of this change in the actuarial measurement date resulted in a $66,000 increase to the Corporation’s prepaid pension asset and a cumulative effect adjustment, net of tax, of $43,000 recorded as an increase to retained earnings.

The Corporation recognizes the funded status of its Pension Plan and postretirement benefits on the consolidated balance sheets and recognizes the changes in that funded status through other comprehensive income. See the heading “Postretirement Benefits” below for a description of the Corporation’s postretirement benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension Plan

The net periodic pension cost (benefit) for the Pension Plan, as determined by consulting actuaries, consisted of the following components for the years ended December 31:

	2009	2008	2007
	(in thousands)
Service cost (1)	$153	$143	$1,943
Interest cost	3,282	3,264	3,313
Expected return on assets	(2,809)	(3,670)	(3,920)
Pension Plan curtailment loss	—	—	58
Net amortization and deferral	1,048	—	233

Net periodic pension cost (benefit)	$1,674	$(263)	$1,627

(1)	Pension plan service cost for the years ended December 31, 2009 and 2008 were related to administrative costs associated with the plan and not due to the accrual of additional participant benefits.

The following table summarizes the changes in the projected benefit obligation and fair value of plan assets for the indicated periods:

	Plan Year Ended December 31,
	2009	2008
	(in thousands)
Projected benefit obligation, beginning	$60,474	$55,329
Service cost	153	179
Interest cost	3,282	4,080
Benefit payments	(2,190)	(2,894)
Actuarial loss	—	3,780
Experience loss	278	—

Projected benefit obligation, ending	$61,997	$60,474

Fair value of plan assets, beginning	$48,287	$62,094
Employer contributions	—	—
Actual return on assets	8,500	(10,913)
Benefit payments	(2,190)	(2,894)

Fair value of plan assets, ending	$54,597	$48,287

The amounts shown in the table above are for the 12 months ended December 31, 2009 and the 15 months ended December 31, 2008. To account for the change in the fiscal year-end of the Pension Plan, 15 months of activity are shown for the transition period.

The funded status of the Pension Plan, included in other liabilities on the consolidated balance sheets as of December 31, 2009 and 2008 was as follows:

	2009	2008
	(in thousands)
Projected benefit obligation (1)	$(61,997)	$(60,474)
Fair value of plan assets	54,597	48,287

Funded status	$(7,400)	$(12,187)

(1)	As a result of the Pension Plan’s curtailment in 2007, the accumulated benefit obligation is equal to the projected benefit obligation as of December 31, 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in the unrecognized net loss (gain) recognized as components of accumulated other comprehensive (income) loss:

	Unrecognized Net loss (gain)
	Gross of tax	Net of tax
	(in thousands)
Balance as of January 1, 2008	$(1,705)	$(1,108)
Unrecognized costs arising in 2008	19,281	12,532

Balance as of December 31, 2008	17,576	11,424
Recognized as a component of 2009 periodic pension cost	(1,048)	(681)
Unrecognized gains arising in 2009	(5,412)	(3,518)

Balance as of December 31, 2009	$11,116	$7,225

The total amount of unrecognized net loss that will be amortized as a component of net periodic pension cost in 2010 is expected to be $447,000.

The following rates were used to calculate net periodic pension cost (benefit) and the present value of benefit obligations:

	December 31, 2009	December 31, 2008	September 30, 2007
Discount rate-projected benefit obligation	5.50%	5.50%	6.00%
Rate of increase in compensation level	N/A	N/A	4.50
Expected long-term rate of return on plan assets	6.00	6.00	6.00

The 5.50% discount rate used to calculate the present value of benefit obligations was determined using published long-term AA corporate bond rates as of the measurement date, rounded to the nearest 0.25%. In 2009, additional consideration was given to a pension discount yield curve that matched the Pension Plan’s expected benefit payments. The 6.00% long-term rate of return on plan assets used to calculate the net periodic pension cost was based on historical returns, adjusted for expectations of long-term asset returns based on the December 31, 2009 weighted average asset allocations. The expected long-term return is considered to be appropriate based on the asset mix and the historical returns realized.

Effective December 31, 2009, the Corporation adopted the provisions of FASB Staff Position No. FAS 132(R)-1, ”Employers’ Disclosures about Postretirement Benefit Plan Assets”. This staff position amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plans.

Equity securities consist mainly of equity common trust funds and mutual funds. Fixed income securities consist mainly of fixed income common trust funds. Pension Plan assets are invested with a balanced growth objective, with target asset allocations of approximately 55% for equity securities and approximately 45% percent for fixed income securities and cash. Investment decisions are made by a retirement plan committee, which meets periodically.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the fair values of the Pension Plan’s assets as of December 31:

	2009		2008
	Estimated Fair Value	% of Total Assets	Estimated Fair Value	% of Total Assets
	(dollars in thousands)
Cash and money market funds	$2,820	5.2%	$3,556	7.4%
Equity common trust funds	17,983		12,094
Equity mutual funds	12,110		8,242

Equity securities	30,093	55.1	20,336	42.1
U.S. Government securities	12,447		7,921
Fixed income mutual funds	8,379		16,378
Corporate debt securities	858		96

Debt securities	21,684	39.7	24,395	50.5

	$54,597	100.0%	$48,287	100.0%

The fair values for all assets held by the Pension Plan, excluding equity common trust funds, are based on quoted prices for identical instruments and would be categorized as Level 1 assets under FASB ASC Topic 810. Equity common trust funds would be categorized as Level 2 assets under FASB ASC Topic 810.

Estimated future benefit payments are as follows (in thousands):

Year
2010	$2,065
2011	2,101
2012	2,276
2013	2,451
2014	2,617
2015 – 2019	17,099

$28,609

Postretirement Benefits

The Corporation currently provides medical benefits and life insurance benefits under a postretirement benefits plan (Postretirement Plan) to certain retired full-time employees who were employees of the Corporation prior to January 1, 1998. Certain full-time employees may become eligible for these discretionary benefits if they reach retirement age while working for the Corporation. Benefits are based on a graduated scale for years of service after attaining the age of 40.

During 2009, the Corporation amended the Postretirement Plan to no longer pay benefits for early retirees from their retirement date to the date they attain age 65. As a result of this amendment, the Corporation recorded a $3.3 million ($2.1 million, net of tax) reduction to unrecognized prior service costs through an increase to other comprehensive income.

The components of the expense for postretirement benefits other than pensions are as follows:

	2009	2008	2007
	(in thousands)
Service cost	$211	$378	$355
Interest cost	485	595	523
Expected return on plan assets	(4)	(4)	(4)
Net amortization and deferral	(325)	—	(226)

Net postretirement benefit cost	$367	$969	$648

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in the accumulated postretirement benefit obligation and fair value of plan assets for the years ended December 31:

	2009	2008
	(in thousands)
Accumulated postretirement benefit obligation, beginning	$12,051	$10,407
Service cost	211	378
Interest cost	485	595
Benefit payments	(433)	(354)
Change due to plan amendment	(3,269)	—
Change due to change in experience	87	237
Change due to change in assumptions	—	788

Accumulated postretirement benefit obligation, ending	$9,132	$12,051

Fair value of plan assets, beginning	$127	$140
Employer contributions	416	339
Actual return on assets	—	2
Benefit payments	(433)	(354)

Fair value of plan assets, ending	$110	$127

The funded status of the Postretirement Plan, included in other liabilities on the consolidated balance sheets as of December 31, 2009 and 2008 was as follows:

	2009	2008
	(in thousands)
Accumulated postretirement benefit obligation	$(9,132)	$(12,051)
Fair value of plan assets	110	127

Funded status	$(9,022)	$(11,924)

The following table summarizes the changes in items recognized as a component of accumulated other comprehensive (income) loss:

	Gross of tax
	Unrecognized Prior Service Cost	Unrecognized Net (Gain) Loss	Total	Net of tax
	(in thousands)
Balance as of January 1, 2008	$—	$(119)	$(119)	$(78)
Unrecognized gains arising in 2008	—	1,012	1,012	658

Balance as of December 31, 2008	—	893	893	580
Unrecognized gains arising in 2009 as a result of plan amendment	(3,269)	—	(3,269)	(2,125)
Recognized as a component of 2009 postretirement benefit cost	333	(8)	325	211
Unrecognized costs arising in 2009	—	78	78	51

Balance as of December 31, 2009	$(2,936)	$963	$(1,973)	$(1,283)

The total amounts of unrecognized prior service cost and unrecognized net loss that will be recognized as components of net periodic postretirement cost in 2010 are expected to be $363,000 and $49,000, respectively.

For measuring the postretirement benefit obligation, the annual increase in the per capita cost of health care benefits was assumed to be 8.0% in year one, declining to an ultimate rate of 5.5% by year five. This health care cost trend rate has a significant impact on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts reported. Assuming a 1.0% increase in the health care cost trend rate above the assumed annual increase, the accumulated postretirement benefit obligation would increase by approximately $1.0 million and the current period expense would increase by approximately $94,000. Conversely, a 1.0% decrease in the health care cost trend rate would decrease the accumulated postretirement benefit obligation by approximately $857,000 and the current period expense by approximately $76,000.

The discount rate used in determining the accumulated postretirement benefit obligation, which is determined using published long-term AA corporate bond rates as of the measurement date, rounded to the nearest 0.25%, was 5.50% as of December 31, 2009 and 2008. In 2009, additional consideration was given to a pension discount yield curve that matched the Postretirement Plan’s expected benefit payments. The expected long-term rate of return on plan assets was 3.00% as of December 31, 2009 and 2008.

Estimated future benefit payments are as follows (in thousands):

Year
2010	$566
2011	549
2012	547
2013	547
2014	541
2015 – 2019	2,920

$5,670

Spilt-Dollar Life Insurance Arrangements

FASB ASC Subtopic 715-60 addresses accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. The postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement must be recognized as a liability by the employer if that obligation has not been settled through the related insurance arrangement.

The Corporation adopted the provisions of FASB ASC Subtopic 715-60 on January 1, 2008 and recorded a $677,000 liability, with a cumulative effect adjustment for the same amount recorded as a reduction to retained earnings. The amount represents the actuarial cost of maintaining endorsement split-dollar life insurance policies for certain employees which have not been effectively settled through their related insurance arrangements. During 2009 and 2008, the Corporation recorded $26,000 and $25,000, respectively, of postretirement benefit costs associated with its endorsement split-dollar life insurance policies. As of December 31, 2009 and 2008, the liability associated with these policies was $729,000 and $702,000, respectively.

NOTE M – STOCK-BASED COMPENSATION PLANS AND SHAREHOLDERS’ EQUITY

The following table presents compensation expense and related tax benefits for equity awards recognized in the consolidated statements of operations:

	2009	2008	2007
	(in thousands)
Compensation expense	$1,781	$2,058	$2,639
Tax benefit	(241)	(272)	(358)

Stock-based compensation, net of tax	$1,540	$1,786	$2,281

The tax benefit shown in the preceding table is less than the benefit that would be calculated using the Corporation’s 35% statutory Federal tax rate. Tax benefits are only recognized over the vesting period for options that ordinarily will generate a tax deduction when exercised (non-qualified stock options). The Corporation granted 42,000, 111,000 and 261,000 non-qualified stock options in 2009, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents compensation expense and related tax benefits for restricted stock awards recognized in the consolidated statements of operations, and included within the preceding table:

	2009	2008	2007
	(in thousands)
Compensation expense	$458	$189	$30
Tax benefit	(164)	(68)	(10)

Restricted stock compensation, net of tax	$294	$121	$20

Under the Option Plans, stock options and restricted stock are granted to key employees. Stock option exercise prices are equal to the fair value of the Corporation’s stock on the date of grant, and carry terms of up to ten years. Restricted stock exercise prices are equal to the average trading price of the Corporation’s stock on the date of grant. Restricted stock awards earn dividends during the vesting period, which are forfeitable if the awards do not vest. Stock options and restricted stock are typically granted annually on July 1st and become fully vested over or after a three-year vesting period. Certain events as defined in the Option Plans result in the acceleration of the vesting of both stock options and restricted stock. As of December 31, 2009, the Option Plans had 13.1 million shares reserved for future grants through 2013.

In connection with the Corporation’s participation in the U.S. Treasury Department’s Capital Purchase Program component of the Troubled Asset Relief Program, the 2009 restricted stock shares granted to certain key employees are subject to the requirements and limitations contained in the Emergency Economic Stabilization Act of 2008, as amended, and related regulations. Among other things, the 2009 restricted stock grants to these key employees provide that they may not fully vest until the Corporation’s participation in the Capital Purchase Program ends. None of the key employees who received 2009 restricted stock grants subject to the Capital Purchase Program vesting restrictions received 2009 stock option awards.

The following table provides information about option activity for the year ended December 31, 2009:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2008	7,056,184	$13.66
Granted	484,619	5.27
Exercised	(121,155)	5.46
Forfeited	(64,052)	13.19
Expired	(344,228)	12.27

Outstanding as of December 31, 2009	7,011,368	$12.79	5.3 years	$2.9

Exercisable as of December 31, 2009	5,500,036	$13.96	4.3 years	$1.2

The following table provides information about nonvested stock options and restricted stock for the year ended December 31, 2009:

	Nonvested Stock Options		Restricted Stock
	Options	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2008	1,896,981	$1.88	57,144	$11.00
Granted	484,619	1.53	225,091	5.37
Vested	(823,490)	2.19	(3,327)	13.77
Forfeited	(46,778)	2.09	(477)	9.11

Nonvested as of December 31, 2009	1,511,332	$1.59	278,431	$6.42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, there was $1.5 million of total unrecognized compensation cost related to nonvested stock options and restricted stock that will be recognized as compensation expense over a weighted average period of two years.

The following table presents information about options exercised:

	2009	2008	2007
	(dollars in thousands)
Number of options exercised	121,155	522,299	1,027,953
Total intrinsic value of options exercised	$317	$1,975	$7,096
Cash received from options exercised	$662	$2,219	$5,061
Tax deduction realized from options exercised	$286	$1,428	$4,811

Upon exercise, the Corporation issues shares from its authorized, but unissued, common stock to satisfy the options.

The fair value of option awards under the Option Plans is estimated on the date of grant using the Black-Scholes valuation methodology, which is dependent upon certain assumptions, as summarized in the following table:

	2009	2008	2007
Risk-free interest rate	3.36%	3.50%	4.95%
Volatility of Corporation’s stock	31.14	19.31	13.74
Expected dividend yield	2.28	6.02	4.16
Expected life of options	7 Years	6 Years	7 Years

The expected life of the options was estimated based on historical employee behavior and represents the period of time that options granted are expected to be outstanding. Volatility of the Corporation’s stock was based on historical volatility for the period commensurate with the expected life of the options. The risk-free interest rate is the zero-coupon U.S. Treasury rate commensurate with the expected life of the options on the date of the grant.

Based on the assumptions used in the model, the Corporation calculated an estimated fair value per option of $1.53, $0.91 and $1.78 for options granted in 2009, 2008 and 2007, respectively. Approximately 485,000, 364,000 and 872,000 options were granted in 2009, 2008 and 2007, respectively.

Under the ESPP, eligible employees can purchase stock of the Corporation at 85% of the fair market value of the stock on the date of purchase. The ESPP is considered to be a compensatory plan and, as such, compensation expense is recognized for the 15% discount on shares purchased.

The following table summarizes activity under the ESPP:

	2009	2008	2007
ESPP shares purchased	261,691	171,438	183,316
Average purchase price per share (85% of market value)	$5.46	$9.22	$11.59
Compensation expense recognized (in thousands)	$252	$279	$375

Series A Preferred Stock and Common Stock Warrants issued to the United States Department of Treasury

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The preferred stock ranks senior to the Corporation’s common shares and pays a compounding cumulative dividend at a rate of 5% per year for the first five years, and 9% per year thereafter. Dividends are payable quarterly on February 15th, May 15th, August 15th and November 15th. The Corporation is prohibited from paying any dividend with respect to shares of common stock or repurchasing or redeeming any shares of the Corporation’s common shares in any quarter unless all accrued and unpaid dividends are paid on the preferred stock for all past dividend periods (including the latest completed dividend period), subject to certain limited exceptions. In addition, without the consent of the UST, the Corporation is prohibited from declaring or paying any cash dividends on common shares in excess of $0.15 per share, which was the last quarterly cash dividend per share declared prior to October 14, 2008. The Corporation is also restricted in the amounts and types of compensation it may pay to certain of its executives as a result of its participation in the CPP. The preferred stock is non-voting, other than class voting rights on matters that could adversely affect the preferred stock. The UST may transfer the preferred stock to a third-party at any time.

The 5.5 million of common stock warrants issued to the UST have a term of 10 years and are exercisable at any time, in whole or in part, at an exercise price of $10.25 per share (subject to certain anti-dilution adjustments).

The $376.5 million of proceeds was allocated to the preferred stock and the warrants based on their relative fair values at issuance ($368.9 million was allocated to the preferred stock and $7.6 million to the warrants). The fair value of the preferred stock was estimated using a discounted cash flows model assuming a 10% discount rate and a five-year term. The difference between the initial value allocated to the preferred stock of approximately $368.9 million and the liquidation value of $376.5 million will be charged to retained earnings over a period of five years as an adjustment to the dividend yield using the effective yield method. During 2009, total accretion of the difference between the preferred stock’s initial value and its liquidation value was $1.3 million.

Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss):

	2009	2008	2007
	(in thousands)
Unrealized gain (loss) on securities (net of $15.9 million, $12.9 million and $4.6 million tax effect in 2009, 2008 and 2007, respectively)	$29,550	$(24,027)	$8,470
Non-credit related unrealized loss on other-than-temporarily impaired debt securities (net of a $1.8 million tax effect)	(3,385)	—	—
Unrealized gain (loss) on derivative financial instruments (net of $73,000, $73,000 and $3,000 tax effect in 2009, 2008 and 2007, respectively) (1)	136	136	(5)
Reclassification adjustment for securities (gains) losses included in net income (net of, $378,000 and $608,000 tax expense in 2009 and 2007, respectively and $22.0 million tax benefit in 2008)	(701)	40,947	(1,131)
Defined benefit pension plan curtailment (net of $4.9 million tax effect in 2007)	—	—	9,122
Unrecognized pension and postretirement (gains) costs in 2009, 2008 and 2007 plan years (net of $3.0 million, $7.1 million and $462,000 tax effect in 2009, 2008 and 2007, respectively)	5,592	(13,190)	858
Amortization of unrecognized pension and postretirement costs (net of $253,000 and $2,000 tax benefit in 2009 and 2007), respectively	471	—	4

Other comprehensive income	$31,663	$3,866	$17,318

(1)	Amounts represent the amortization of the effective portions of losses on forward-starting interest rate swaps, designated as cash flow hedges and entered into in prior years in connection with the issuance of fixed-rate debt. The total amount recorded as a reduction to accumulated other comprehensive income upon settlement of these derivatives is being amortized to interest expense over the life of the related securities using the effective interest method. The amount of net losses in accumulated other comprehensive income that will be reclassified into earnings during the next twelve months is expected to be approximately $135,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE N – LEASES

Certain branch offices and equipment are leased under agreements that expire at varying dates through 2035. Most leases contain renewal provisions at the Corporation’s option. Total rental expense was approximately $18.8 million in 2009, $19.1 million in 2008 and $18.5 million in 2007.

Future minimum payments as of December 31, 2009 under non-cancelable operating leases with initial terms exceeding one year are as follows (in thousands):

Year
2010	$13,004
2011	11,768
2012	10,499
2013	8,487
2014	7,123
Thereafter	47,123

$98,004

NOTE O – COMMITMENTS AND CONTINGENCIES

Commitments

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments is expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income producing commercial properties. The Corporation records a reserve for unfunded commitments, included in other liabilities on the consolidated balance sheets, which represents management’s estimate of losses inherent in these commitments. See Note D, “Loans and Allowance for Credit Losses” for additional information.

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

The following table presents the Corporation’s commitments to extend credit and letters of credit:

	2009	2008
	(in thousands)
Commercial mortgage and construction	$329,159	$459,121
Home equity	891,570	886,693
Commercial and other	3,258,817	2,014,685

Total commitments to extend credit	$4,479,546	$3,360,499

Standby letters of credit	$551,064	$789,804
Commercial letters of credit	37,662	37,620

Total letters of credit	$588,726	$827,424

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Auction Rate Securities

The Corporation’s investment management and trust division, Fulton Financial Advisors, held ARCs for some of its customers’ accounts. Beginning in the second quarter of 2008, the Corporation offered to purchase illiquid ARCs from customers of Fulton Financial Advisors, upon notification that such customers had liquidity needs or otherwise desired to liquidate their holdings. A liability was established for this financial guarantee at estimated fair value through a pre-tax charge to earnings both upon the initial establishment of the guarantee and upon changes in its estimated fair value. The estimated fair value of the guarantee was determined based on the difference between the fair value of the underlying ARCs and their estimated purchase price.

During 2009, the Corporation completed the repurchase of all eligible ARCs and, as of December 31, 2009, there were no longer any ARCs still held by customers which the Corporation had agreed to purchase. ARCs were recorded as available for sale investment securities at their estimated fair value upon their repurchase from customers.

The following table presents the change in the ARCs held by customers and the related financial guarantee liability, recorded within other liabilities on the Corporation’s consolidated balance sheets, for the years December 31:

	2009		2008
	ARCs Held by Customers, at Par Value	Financial Guarantee Liability	ARCs Held by Customers, at Par Value	Financial Guarantee Liability
	(in thousands)
Beginning, balance	$105,165	$(8,653)	$332,715	$—
Provision for financial guarantee	—	(6,237)	—	(19,810)
Purchases of ARCs	(104,415)	14,890	(224,000)	11,157
Redemptions of ARCs	(750)	—	(3,550)	—

Balance, end of year	$—	$—	$105,165	$(8,653)

Residential Lending

Residential mortgages are originated and sold by the Corporation through Fulton Mortgage Company (Fulton Mortgage), which operates as a division of each of the Corporation’s subsidiary banks. The loans originated and sold are predominantly “prime” loans that conform to published standards of government-sponsored agencies. Prior to 2008, the Corporation’s former Resource Bank subsidiary operated a national wholesale mortgage lending operation which originated and sold significant volumes of non-prime loans from the time the Corporation acquired Resource Bank in 2004 through 2007.

Beginning in 2007, Resource Mortgage experienced an increase in requests from secondary market purchasers to repurchase non-prime loans sold to those investors. These repurchase requests resulted in the Corporation recording $2.3 million and $25.1 million of charges during 2008 and 2007, respectively. These charges represented the write-downs that were necessary to reduce the loan balances to their estimated net realizable values, based on valuations of the underlying properties, as adjusted for market factors and other considerations. In 2009, the Corporation recorded credits of $600,000, representing a reduction in required reserves associated with potential repurchase requests. Charges and credits related to repurchase reserves for previously sold residential mortgages and home equity loans are included in operating risk loss on the Corporation’s consolidated statements of operations. Many of the loans the Corporation has repurchased were delinquent and were settled through foreclosure and sale of the underlying collateral.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of approximate principal balances and related reserves/write-downs recognized on the Corporation’s consolidated balance sheet, by general category:

	2009		2008
	Principal	Reserves/ Write-downs	Principal	Reserves/ Write-downs
	(in thousands)
Outstanding repurchase requests (1) (2)	$6,130	$(3,750)	$6,290	$(2,900)
No repurchase request received – sold loans with identified potential misrepresentations of borrower information (1) (2)	3,650	(1,260)	7,990	(3,280)
Repurchased loans (3)	5,580	(870)	10,000	(1,690)
Foreclosed real estate (OREO) (4)	9,140	—	15,920	—

Total reserves/write-downs		$(5,880)		$(7,870)

(1)	Principal balances had not been repurchased and, therefore, are not included on the consolidated balance sheet as of December 31, 2009 and 2008.
(2)	Reserve balance included as a component of other liabilities on the consolidated balance sheet as of December 31, 2009 and 2008.
(3)	Principal balances, net of write-downs, are included as a component of loans, net of unearned income on the consolidated balance sheet as of December 31, 2009 and 2008.
(4)	OREO is written down to its estimated fair value upon transfer from loans receivable.

The following presents the change in the reserve/write-down balances:

	2009	2008
	(in thousands)
Total reserves/write-downs, beginning of year	$7,870	$18,620
(Credits) charges to expense	(600)	2,300
Charge-offs	(1,390)	(13,050)

Total reserves/write-downs, end of year	$5,880	$7,870

During 2008, the Corporation entered into settlement agreements with certain secondary market investors. In total, the Corporation agreed to pay these investors $9.0 million in settlement of outstanding repurchase requests and other potential claims, subject to certain conditions. The result of these settlements was a reduction of the Corporation’s exposure to previously sold loans totaling $22.1 million in principal and a reduction of the reserves for repurchases of $9.1 million. The Corporation did not enter into any settlement agreements with secondary market investors in 2009.

Management believes that the reserves recorded as of December 31, 2009 are adequate for the known potential repurchases. However, continued declines in collateral values or the identification of additional loans to be repurchased could necessitate additional reserves in the future.

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

NOTE P – FAIR VALUE MEAUREMENTS

As required by FASB ASC Topic 820, all assets and liabilities required to be measured at fair value both on a recurring and non-recurring basis have been categorized based on the method of their fair value determination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheet as of December 31, 2009, were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$79,577	$—	$79,577
Available for sale investment securities:
Equity securities	41,256	—	—	41,256
U.S. Government securities	—	1,325	—	1,325
U.S. Government sponsored agency securities	—	91,956	—	91,956
State and municipal securities	—	415,773	—	415,773
Corporate debt securities	—	104,779	11,960	116,739
Collateralized mortgage obligations	—	1,122,996	—	1,122,996
Mortgage-backed securities	—	1,080,024	—	1,080,024
Auction rate securities	—	—	289,203	289,203

Total available for sale investment securities	41,256	2,816,853	301,163	3,159,272
Other financial assets	13,882	2,353	—	16,235

Total assets	$55,138	$2,898,783	$301,163	$3,255,084

Other financial liabilities	$13,882	$1,480	$—	$15,362

The valuation techniques used to measure fair value for the items in the table above are as follows:

•

Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value under FASB ASC Subtopic 825-10. Fair value as of December 31, 2009 was measured as the price that secondary market investors were offering for loans with similar characteristics. See Note A, “Summary of Significant Accounting Policies” for details related to the Corporation’s election to measure assets and liabilities at fair value.

•	Available for sale investment securities – Included within this asset category are both equity and debt securities:

•

Equity securities – Equity securities above include $32.3 million of stocks of financial institutions and $9.0 million of mutual fund and other equity investments. These Level 1 investments are measured at fair value based on quoted prices for identical securities in active markets. Restricted equity securities totaling $99.1 million, issued by the FHLB and Federal Reserve Bank, have been excluded from the above table.

•

U.S. Government securities/U.S. Government sponsored agency securities/State and municipal securities/Collateralized mortgage obligations/Mortgage-backed securities – These debt securities are classified as Level 2 investments. Fair values are determined by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. The pricing data and market quotes the Corporation obtains from outside sources are reviewed internally for reasonableness.

•

Corporate debt securities – This category consists of $32.7 million of subordinated debt issued by financial institutions, $75.8 million of single-issuer trust preferred securities issued by financial institutions, $5.0 million of pooled trust preferred securities issued by financial institutions and $3.2 million of other corporate debt issued by non-financial institutions. The subordinated debt, other corporate debt issued by non-financial institutions and $68.8 million of single-issuer trust preferred securities held at December 31, 2009 are classified as Level 2 investments, and measured at fair value by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. As with the debt securities described above, an active market presently exists for securities similar to these Corporate debt security holdings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pooled trust preferred securities and $7.0 million of single-issuer trust preferred securities are classified as Level 3 assets. The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive market transactions for similar investments.

•

Auction rate securities – Due to their illiquidity, ARCs are classified as Level 3 investments and are valued through the use of an expected cash flows model prepared by a third-party valuation expert. The assumptions used in preparing the expected cash flows model include estimates for coupon rates, time to maturity and market rates of return.

•

Other financial assets – Included within this asset category are: Level 1 assets, consisting of mutual funds that are held in trust for employee deferred compensation plans and measured at fair value based on quoted prices for identical securities in active markets; and Level 2 assets representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors. The fair value of the Corporation’s interest rate locks and forward commitments are determined as the amount that would be required to settle each derivative financial instrument at the balance sheet date. See Note A, Summary of Significant Accounting Policies” for additional information.

•

Other financial liabilities – Included within this category are: Level 1 employee deferred compensation liabilities which represent amounts due to employees under the deferred compensation plans, described under the heading “Other financial assets” above; Level 2 mortgage banking derivatives, described under the heading “Other financial assets” above; and Level 3 financial guarantees associated with the Corporation’s commitment to purchase ARCs held within customer accounts.

The following table presents the changes in the Corporation’s assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the year ended December 31, 2009:

	Available for Sale Investment Securities			Other Financial
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	Auction Rate Securities (ARCs)	Liabilities – ARC Financial Guarantee
	(in thousands)
Balance, December 31, 2008	$15,381	$7,544	$195,900	$(8,653)
Transfers from Level 3 to Level 2	—	(1,008)	—	—
Purchases (1)	—	—	89,385	14,890
Realized adjustments to fair value (2)	(9,470)	—	—	(6,237)
Unrealized adjustments to fair value (3)	(925)	443	12,984	—
Sales	—	—	(3,086)	—
Redemptions	—	—	(8,227)	—
(Premium amortization)/Discount accretion (4)	(7)	2	2,247	—

Balance, December 31, 2009	$4,979	$6,981	$289,203	$—

(1)	For ARCs, amount represents investments acquired from customers, less an adjustment to fair value upon purchase. For the ARC financial guarantee, amount represents the reversal of guarantee liability due to the purchase of ARCs from customers.
(2)	For pooled trust preferred securities, realized adjustments to fair value represent credit related other-than-temporary impairment charges that were recorded as a reduction to investment securities gains on the consolidated statements of operations. For the ARC financial guarantee, the realized adjustment to fair value has been included as a component of operating risk loss on the consolidated statements of operations.
(3)	Pooled trust preferred securities, single-issuer trust preferred securities, and ARCs are classified as available for sale investment securities; as such, the unrealized adjustment to fair value was recorded as an unrealized holding gain (loss) and included as a component of available for sale investment securities on the consolidated balance sheet.
(4)	Included as a component of net interest income on the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain financial assets are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The Corporation’s financial assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheet as of December 31, 2009 were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Loans held for sale	$—	$5,807	$—	$5,807
Net loans	—	—	642,889	642,889
Other financial assets	—	23,309	22,498	45,807

Total assets	$—	$29,116	$665,387	$694,503

Reserve for unfunded commitments	$—	$—	$855	$855

The valuation techniques used to measure fair value for the items in the table above are as follows:

•

Loans held for sale – This category consists of floating rate residential mortgage construction loans which are measured at the lower of aggregate cost or fair value. Fair value was measured as the prices that secondary market investors were offering for loans with similar characteristics.

•

Net loans – This category consists of commercial loans and commercial mortgage loans which were considered to be impaired under FASB ASC Section 310-10-35 and have been classified as Level 3 assets. Impaired loans are measured at fair value based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or fair value of its collateral, if the loan is collateral dependent. An allowance for loan losses is allocated to an impaired loan if its carrying value exceeds its estimated fair value. The amount shown is the balance of impaired loans, net of the related allowance for loan losses.

•

Other financial assets – This category includes other real estate owned. Fair values for these Level 2 assets were based on estimated selling prices less estimated selling costs for similar assets in active markets.

Classified as Level 3 assets above are MSRs, which are initially recorded at fair value upon the sale of residential mortgage loans, which the Corporation continues to service, to secondary market investors. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are evaluated quarterly for impairment, by comparing the carrying amount to estimated fair value. Fair value is determined at the end of each quarter through a discounted cash flows valuation. Significant inputs to the valuation include expected net servicing income, the discount rate and the expected life of the underlying loans.

•

Reserve for unfunded commitments – This liability represents the reserve associated with unused commitments to extend credit on loans which are impaired under FASB ASC Section 310-10-35, and included as Level 3 assets under the heading, “Net loans” above. The fair value of the reserve for unfunded commitments is determined based on the results of the measurement of impaired loans. As such, this liability is classified as a Level 3 item.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As required by FASB ASC Section 825-10-50, the following table details the book values and the estimated fair values of the Corporation’s financial instruments as of December 31, 2009 and 2008. In addition, a general description of the methods and assumptions used to estimate such fair values is also provided below.

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

	2009		2008
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$284,508	$284,508	$331,164	$331,164
Interest-bearing deposits with other banks	16,591	16,591	16,791	16,791
Federal funds sold	—	—	4,919	4,919
Loans held for sale (1)	85,384	85,384	95,840	95,840
Securities held to maturity	8,700	8,797	9,636	9,765
Securities available for sale (1)	3,258,386	3,258,386	2,715,205	2,715,205
Loans, net of unearned income (1)	11,972,424	11,972,109	12,042,620	11,764,715
Accrued interest receivable	58,515	58,515	58,566	58,566
Other financial assets (1)	128,374	128,374	114,219	114,219
FINANCIAL LIABILITIES
Demand and savings deposits	$6,784,050	$6,784,050	$5,453,799	$5,453,799
Time deposits	5,313,864	5,349,237	5,098,117	5,137,078
Short-term borrowings	868,940	868,940	1,762,770	1,762,770
Accrued interest payable	46,596	46,596	53,678	53,678
Other financial liabilities (1)	53,267	53,267	73,203	73,203
FHLB advances and long-term debt	1,540,773	1,474,082	1,787,797	1,765,815

(1)	Description of fair value determinations for these financial instruments, or certain financial instruments within these categories, measured at fair value on the Corporation’s consolidated balance sheets, are detailed under the heading, “FASB ASC Topic 820 Fair Value Measurements” above.

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

For those financial instruments within the above-listed categories with remaining maturities greater than 90 days, fair values were determined by discounting contractual cash flows using rates which could be earned for assets with similar remaining maturities and, in the case of liabilities, rates at which the liabilities with similar remaining maturities could be issued as of the balance sheet date.

The estimated fair values of securities held to maturity as of December 31, 2009 and 2008 were generally based on quoted market prices, broker quotes or dealer quotes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For short-term loans and variable rate loans that reprice within 90 days, the carrying value was considered to be a reasonable estimate of fair value. For other types of loans and time deposits, fair value was estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

The fair value of FHLB advances and long-term debt was estimated by discounting the remaining contractual cash flows using a rate at which the Corporation could issue debt with a similar remaining maturity as of the balance sheet date. The fair values of commitments to extend credit and standby letters of credit are estimated to equal their carrying amounts.

NOTE Q – CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS

(in thousands)

	December 31			December 31
	2009	2008		2009	2008
ASSETS			LIABILITIES AND EQUITY
Cash	$119	$38	Line of credit with bank subsidiaries	$—	$86,000
Securities and other assets	7,667	8,666	Long-term debt	381,659	381,544
Receivable from subsidiaries	6,385	104,260	Payable to non-bank subsidiaries	16,380	53,176
Investment in:			Other liabilities	36,360	65,372

Bank subsidiaries	1,798,610	1,687,165	Total Liabilities	434,399	586,092
Non-bank subsidiaries	558,100	645,610	Shareholders’ equity	1,936,482	1,859,647

Total Assets	$2,370,881	$2,445,739	Total Liabilities and Shareholders’ Equity	$2,370,881	$2,445,739

CONDENSED STATEMENTS OF OPERATIONS

	2009	2008	2007
	(in thousands)
Income:
Dividends from subsidiaries	$157,900	$76,453	$190,089
Other	70,775	68,174	57,231

	228,675	144,627	247,320
Expenses	99,526	98,757	97,576

Income before income taxes and equity in undistributed net income of subsidiaries	129,149	45,870	149,744
Income tax benefit	(10,354)	(11,312)	(15,243)

	139,503	57,182	164,987
Equity in undistributed net income (loss) of:
Bank subsidiaries	18,596	(23,449)	(22,504)
Non-bank subsidiaries	(84,175)	(39,350)	10,235

Net Income (Loss)	$73,924	$(5,617)	$152,718
Preferred stock dividends and discount accretion	(20,169)	(463)	—

Net Income (Loss) Available to Common Shareholders	$53,755	$(6,080)	$152,718

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2009	2008	2007
	(in thousands)
Cash Flows From Operating Activities:
Net Income (Loss)	$73,924	$(5,617)	$152,718
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Stock-based compensation	1,781	2,058	2,639
Excess tax benefits from stock based compensation	—	—	(111)
Decrease (increase) in other assets	6,489	(5,322)	(5,190)
Equity in undistributed net (income) loss of subsidiaries	65,579	62,799	12,269
(Decrease) increase in other liabilities and payable to non-bank subsidiaries	(35,312)	4,862	538

Total adjustments	38,537	64,397	10,145

Net cash provided by operating activities	112,461	58,778	162,863
Cash Flows From Investing Activities:
Investment in bank subsidiaries	(53,000)	—	(62,592)
Investment in non-bank subsidiaries	(10,000)	(294,500)	—
Line of credit to non-bank subsidiary	88,114	(88,212)	—

Net cash provided by (used in) investing activities	25,114	(382,712)	(65,592)
Cash Flows From Financing Activities:
Net (decrease) increase in short-term borrowings	(86,000)	38,268	(63,586)
Dividends paid	(58,913)	(103,976)	(103,122)
Net proceeds from issuance of preferred stock and common stock warrants	—	376,500	—
Net proceeds from issuance of common stock	7,419	13,177	7,368
Excess tax benefits from stock based compensation	—	—	111
Repayment of long-term debt	—	—	(21,471)
Additions to long-term debt	—	—	98,633
Acquisition of treasury stock	—	—	(18,227)

Net cash (used in) provided by financing activities	(137,494)	323,969	(100,294)

Net Increase (Decrease) in Cash and Cash Equivalents	81	37	(23)
Cash and Cash Equivalents at Beginning of Year	38	1	24

Cash and Cash Equivalents at End of Year	$119	$38	$1

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2009, the company’s internal control over financial reporting is effective based on those criteria.

/s/ R. SCOTT SMITH, JR.
R. Scott Smith, Jr.
Chairman and Chief Executive Officer

/s/ CHARLES J. NUGENT
Charles J. Nugent
Senior Executive Vice President and
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Fulton Financial Corporation:

We have audited the accompanying consolidated balance sheets of Fulton Financial Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited Fulton Financial Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fulton Financial Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fulton Financial Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Fulton Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note A to the financial statements, the Company has changed its method of accounting for other-than-temporary impairment for debt securities in 2009, due to the adoption of FASB Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-than-Temporary Impairments”, codified within FASB ASC Subtopic 320-10.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 1, 2010

QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

(in thousands, except per-share data)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
FOR THE YEAR 2009
Interest income	$195,567	$198,097	$197,861	$194,942
Interest expense	71,451	70,153	65,060	58,849

Net interest income	124,116	127,944	132,801	136,093
Provision for loan losses	50,000	50,000	45,000	45,020
Other income	46,914	45,377	41,180	39,285
Other expenses	106,372	107,806	99,810	100,370

Income before income taxes	14,658	15,515	29,171	29,988
Income tax expense	1,573	2,404	5,825	5,606

Net income	13,085	13,111	23,346	24,382
Preferred stock dividends and discount accretion	(5,031)	(5,046)	(5,046)	(5,046)

Net income available to common shareholders	$8,054	$8,065	$18,300	$19,336

Per common share data:
Net income (basic)	$0.05	$0.05	$0.10	$0.11
Net income (diluted)	0.05	0.05	0.10	0.11
Cash dividends	0.03	0.03	0.03	0.03
FOR THE YEAR 2008
Interest income	$229,220	$215,392	$213,809	$209,073
Interest expense	103,321	83,502	79,791	76,732

Net interest income	125,899	131,890	134,018	132,341
Provision for loan losses	11,220	16,706	26,700	65,000
Other income	37,680	32,150	30,815	10,411
Other expenses	96,660	109,736	99,355	190,874

Income (loss) before income taxes	55,699	37,598	38,778	(113,122)
Income tax expense (benefit)	14,203	11,920	9,702	(11,255)

Net income (loss)	41,496	25,678	29,076	(101,867)
Preferred stock dividends and discount accretion	—	—	—	(463)

Net income (loss) available to common shareholders	$41,496	$25,678	$29,076	$(102,330)

Per common share data:
Net income (loss) (basic)	$0.24	$0.15	$0.17	$(0.58)
Net income (loss) (diluted)	0.24	0.15	0.17	(0.58)
Cash dividends	0.15	0.15	0.15	0.15

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Incorporated by reference herein is the information appearing under the headings “Information about Nominees, Continuing Directors and Independence Standards”, “Named Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Conduct”, “Procedure for Shareholder Nominations”, and “Other Board Committees” within the Corporation’s 2010 Proxy Statement.

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

Incorporated by reference herein is the information appearing under the headings “Information Concerning Compensation” and “Compensation Committee Interlocks and Insider Participation” within the Corporation’s 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference herein is the information appearing under the heading “Security Ownership of Directors, Nominees, Management and Certain Beneficial Owners” within the Corporation’s 2010 Proxy Statement, and information appearing under the heading “Securities Authorized for Issuance under Equity Compensation Plans” within Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in this Annual Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference herein is the information appearing under the headings “Related Person Transactions with Directors and Executive Officers” and “Information about Nominees, Continuing Directors and Independence Standards” within the Corporation’s 2010 Proxy Statement, and the information appearing in “Note D - Loans and Allowance for Credit Losses”, of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference herein is the information appearing under the heading “Relationship With Independent Public Accountants” within the Corporation’s 2010 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.	Financial Statements - The following consolidated financial statements of Fulton Financial Corporation and subsidiaries are incorporated herein by reference in response to Item 8 above:

(i)	Consolidated Balance Sheets - December 31, 2009 and 2008.

(ii)	Consolidated Statements of Operations - Years ended December 31, 2009, 2008 and 2007.

(iii)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) - Years ended December 31, 2009, 2008 and 2007.

(iv)	Consolidated Statements of Cash Flows - Years ended December 31, 2009, 2008 and 2007.

(v)	Notes to Consolidated Financial Statements

(vi)	Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules - All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

3.	Exhibits — The following is a list of the Exhibits required by Item 601 of Regulation S-K and filed as part of this report:

3.1	Articles of Incorporation, as amended and restated, of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Form S-4 Registration Statement filed on October 7, 2005.

3.2	Bylaws of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K dated September 18, 2008.

3.3	Certificate of Designations of Fixed Rate Cumulative Preferred Stock, Series A of Fulton Financial Corporation – Incorporated by referenced to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

4.1	An Indenture entered into on March 28, 2005 between Fulton Financial Corporation and Wilmington Trust Company as trustee, relating to the issuance by Fulton of $100 million aggregate principal amount of 5.35% subordinated notes due April 1, 2015 – Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K dated March 31, 2005.

4.2	Purchase Agreement entered into between Fulton Financial Corporation, Fulton Capital Trust I, FFC Management, Inc. and Sandler O’Neill & Partners, L.P. with respect to the Trust’s issuance and sale in a firm commitment public offering of $150 million aggregate liquidation amount of 6.29% Capital Securities – Incorporated by reference to Exhibit 1.1 of the Fulton Financial Corporation Current Report on Form 8-K dated January 20, 2006.

4.3	First Supplemental Indenture entered into on May 1, 2007 between Fulton Financial Corporation and Wilmington Trust Company as trustee, relating to the issuance by Fulton of $100 million aggregate principal amount of 5.75% subordinated notes due May 1, 2017 – Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K dated May 1, 2007.

4.4	Form of Preferred Stock Certificate to the United States Department of the Treasury – Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

4.5	Form of Warrant to Purchase Common Stock to the United States Department of the Treasury – Incorporated by reference to Exhibit 4.2 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

10.1	Amended Employment Agreement between Fulton Financial Corporation and R. Scott Smith, Jr. dated November 12, 2008 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated November 14, 2008.

10.2	Amended Employment Agreement between Fulton Financial Corporation and Craig H. Hill dated November 12, 2008 – Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated November 14, 2008.

10.3	Amended Employment Agreement between Fulton Financial Corporation and Charles J. Nugent dated November 12, 2008 – Incorporated by reference to Exhibit 10.3 of the Fulton Financial Corporation Current Report on Form 8-K dated November 14, 2008.

10.4	Amended Employment Agreement between Fulton Financial Corporation and James E. Shreiner dated November 12, 2008 – Incorporated by reference to Exhibit 10.4 of the Fulton Financial Corporation Current Report on Form 8-K dated November 14, 2008.

10.5	Amended Employment Agreement between Fulton Financial Corporation and E. Philip Wenger dated November 12, 2008 – Incorporated by reference to Exhibit 10.5 of the Fulton Financial Corporation Current Report on Form 8-K dated November 14, 2008.

10.6	Form of Death Benefit Only Agreement to Senior Management – Incorporated by reference to Exhibit 10.9 of the Fulton Financial Corporation Annual Report on Form 10K dated March 1, 2007.

10.7	Fulton Financial Corporation 2004 Stock Option and Compensation Plan – filed herewith.

10.8	Form of Stock Option Agreement and Form of Restricted Stock Agreement between Fulton Financial Corporation and Officers of the Corporation as of July 1, 2008 – Incorporated by reference to Exhibits 10.1 and 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated June 20, 2008.

10.9	Form of Amendment to Stock Option Agreement for John M. Bond – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 22, 2006.

10.10	Fulton Financial Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2008 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.11	Form of Supplemental Executive Retirement Plan - For Use with Executives with no Pre-2008 Accruals – Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.12	Form of Amended and Restated Supplemental Executive Retirement Plan - For Use with Executives with no Pre-2008 Accruals – Incorporated by reference to Exhibit 10.3 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.13	Form of Amended and Restated Supplemental Executive Retirement Plan - For Use with Executives First Covered After 2004 but Before 2008 – Incorporated by reference to Exhibit 10.4 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.14	Agreement between Fulton Financial Corporation and Fiserv Solutions, Inc. dated as of January 1, 2005. Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. See also Fulton Financial Corporation Current Report on Form 8-K dated June 24, 2005.

10.15	Letter agreement dated December 23, 2008 with the U.S. Department of the Treasury, including Securities Purchase Agreement – Standard Terms – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

10.16	Form of waiver required for senior executive officers in connection with sale of preferred stock under the Capital Purchase Program – between Senior Executive Officers and the United States Department of the Treasury – Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

10.17	Form of letter agreement with senior executive officers related to compensation, in conformity with the Capital Purchase Program – between Fulton Financial Corporation and Senior Executive Officers – Incorporated by reference to Exhibit 10.3 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

10.18	Form of executive letter agreement, related to the Capital Purchase Program compensation standards – between Fulton Financial Corporation and Senior Executive Officers or Most Highly Compensated Employees – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 24, 2009.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULTON FINANCIAL CORPORATION
(Registrant)

Dated: March 1, 2010	By:	/s/ R. SCOTT SMITH, JR.
R. Scott Smith, Jr.,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JEFFREY G. ALBERTSON, ESQ. Jeffrey G. Albertson, Esq.	Director	March 1, 2010

/s/ JOHN M. BOND, JR. John M. Bond, Jr.	Director	March 1, 2010

/s/ DONALD M. BOWMAN, JR. Donald M. Bowman, Jr.	Director	March 1, 2010

/s/ DANA A. CHRYST Dana A. Chryst	Director	March 1, 2010

/s/ BETH ANN L. CHIVINSKI Beth Ann L. Chivinski	Executive Vice President and Controller (Principal Accounting Officer)	March 1, 2010

/s/ CRAIG A. DALLY, ESQ. Craig A. Dally, Esq.	Director	March 1, 2010

/s/ PATRICK J. FREER Patrick J. Freer	Director	March 1, 2010

Signature	Capacity	Date

/s/ RUFUS A. FULTON, JR. Rufus A. Fulton, Jr.	Director	March 1, 2010

/s/ GEORGE W. HODGES George W. Hodges	Director	March 1, 2010

/s/ WILLEM KOOYKER Willem Kooyker	Director	March 1, 2010

/s/ DONALD W. LESHER, JR. Donald W. Lesher, Jr.	Director	March 1, 2010

/s/ CHARLES J. NUGENT Charles J. Nugent	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2010

/s/ JOHN O. SHIRK, ESQ. John O. Shirk, Esq.	Director	March 1, 2010

/s/ R. SCOTT SMITH, JR. R. Scott Smith, Jr.	Chairman and Chief Executive Officer (Principal Executive Officer)	March 1, 2010

Gary A. Stewart	Director	March 1, 2010

/s/ E. PHILIP WENGER E. Philip Wenger	President and Chief Operating Officer	March 1, 2010

EXHIBIT INDEX

Exhibits Required Pursuant to Item 601 of Regulation S-K

3.1	Articles of Incorporation, as amended and restated, of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Form S-4 Registration Statement filed on October 7, 2005.

3.2	Bylaws of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K dated September 18, 2008.

3.3	Certificate of Designations of Fixed Rate Cumulative Preferred Stock, Series A of Fulton Financial Corporation – Incorporated by referenced to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

4.1	An Indenture entered into on March 28, 2005 between Fulton Financial Corporation and Wilmington Trust Company as trustee, relating to the issuance by Fulton of $100 million aggregate principal amount of 5.35% subordinated notes due April 1, 2015 – Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K dated March 31, 2005.

4.2	Purchase Agreement entered into between Fulton Financial Corporation, Fulton Capital Trust I, FFC Management, Inc. and Sandler O’Neill & Partners, L.P. with respect to the Trust’s issuance and sale in a firm commitment public offering of $150 million aggregate liquidation amount of 6.29% Capital Securities – Incorporated by reference to Exhibit 1.1 of the Fulton Financial Corporation Current Report on Form 8-K dated January 20, 2006.

4.3	First Supplemental Indenture entered into on May 1, 2007 between Fulton Financial Corporation and Wilmington Trust Company as trustee, relating to the issuance by Fulton of $100 million aggregate principal amount of 5.75% subordinated notes due May 1, 2017 – Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K dated May 1, 2007.

4.4	Form of Preferred Stock Certificate to the United States Department of the Treasury – Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

4.5	Form of Warrant to Purchase Common Stock to the United States Department of the Treasury – Incorporated by reference to Exhibit 4.2 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

10.1	Amended Employment Agreement between Fulton Financial Corporation and R. Scott Smith, Jr. dated November 12, 2008 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated November 14, 2008. Amended Employment Agreement between Fulton Financial Corporation and Craig H. Hill dated November 12, 2008 – Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated November 14, 2008.

10.2	Amended Employment Agreement between Fulton Financial Corporation and Craig H. Hill dated November 12, 2008 – Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated November 14, 2008.

10.3	Amended Employment Agreement between Fulton Financial Corporation and Charles J. Nugent dated November 12, 2008 – Incorporated by reference to Exhibit 10.3 of the Fulton Financial Corporation Current Report on Form 8-K dated November 14, 2008.

10.4	Amended Employment Agreement between Fulton Financial Corporation and James E. Shreiner dated November 12, 2008 – Incorporated by reference to Exhibit 10.4 of the Fulton Financial Corporation Current Report on Form 8-K dated November 14, 2008.

10.5	Amended Employment Agreement between Fulton Financial Corporation and E. Philip Wenger dated November 12, 2008 – Incorporated by reference to Exhibit 10.5 of the Fulton Financial Corporation Current Report on Form 8-K dated November 14, 2008.

10.6	Form of Death Benefit Only Agreement to Senior Management – Incorporated by reference to Exhibit 10.9 of the Fulton Financial Corporation Annual Report on Form 10K dated March 1, 2007.

10.7	Fulton Financial Corporation 2004 Stock Option and Compensation Plan – filed herewith.

10.8	Form of Stock Option Agreement and Form of Restricted Stock Agreement between Fulton Financial Corporation and Officers of the Corporation as of July 1, 2008 – Incorporated by reference to Exhibits 10.1 and 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated June 20, 2008.

10.9	Form of Amendment to Stock Option Agreement for John M. Bond – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 22, 2006.

10.10	Fulton Financial Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2008 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.11	Form of Supplemental Executive Retirement Plan - For Use with Executives with no Pre-2008 Accruals – Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.12	Form of Amended and Restated Supplemental Executive Retirement Plan - For Use with Executives with no Pre-2008 Accruals – Incorporated by reference to Exhibit 10.3 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.13	Form of Amended and Restated Supplemental Executive Retirement Plan - For Use with Executives First Covered After 2004 but Before 2008 – Incorporated by reference to Exhibit 10.4 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.14	Agreement between Fulton Financial Corporation and Fiserv Solutions, Inc. dated as of January 1, 2005. Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. See also Fulton Financial Corporation Current Report on Form 8-K dated June 24, 2005.

10.15	Letter agreement dated December 23, 2008 with the U.S. Department of the Treasury, including Securities Purchase Agreement – Standard Terms – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

10.16	Form of waiver required for senior executive officers in connection with sale of preferred stock under the Capital Purchase Program – between Senior Executive Officers and the United States Department of the Treasury – Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

10.17	Form of letter agreement with senior executive officers related to compensation, in conformity with the Capital Purchase Program – between Fulton Financial Corporation and Senior Executive Officers – Incorporated by reference to Exhibit 10.3 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

10.18	Form of executive letter agreement, related to the Capital Purchase Program compensation standards – between Fulton Financial Corporation and Senior Executive Officers or Most Highly Compensated Employees – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 24, 2009.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.