Form 10-Q
period 2010-03-31
FULTON FINANCIAL CORP
filed 2010-05-07
CIK 700564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $2.50 Par Value – 176,606,000 shares outstanding as of April 30, 2010.

FULTON FINANCIAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

Item 1.	Financial Statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	March 31 2010 (unaudited)	December 31 2009

ASSETS
Cash and due from banks	$276,200	$284,508
Interest-bearing deposits with other banks	7,842	16,591
Loans held for sale	53,798	85,384
Investment securities:
Held to maturity (estimated fair value of $8,254 in 2010 and $8,797 in 2009)	8,159	8,700
Available for sale	3,095,469	3,258,386
Loans, net of unearned income	11,964,840	11,972,424
Less: Allowance for loan losses	(264,915)	(256,698)

Net Loans	11,699,925	11,715,726

Premises and equipment	204,149	204,203
Accrued interest receivable	58,689	58,515
Goodwill	535,149	534,862
Intangible assets	16,388	17,701
Other assets	455,755	451,059

Total Assets	$16,411,523	$16,635,635

LIABILITIES
Deposits:
Noninterest-bearing	$2,038,199	$2,012,837
Interest-bearing	10,118,256	10,085,077

Total Deposits	12,156,455	12,097,914

Short-term borrowings:
Federal funds purchased	162,040	378,067
Other short-term borrowings	462,610	490,873

Total Short-Term Borrowings	624,650	868,940

Accrued interest payable	49,247	46,596
Other liabilities	170,578	144,930
Federal Home Loan Bank advances and long-term debt	1,440,755	1,540,773

Total Liabilities	14,441,685	14,699,153

SHAREHOLDERS’ EQUITY
Preferred stock, $1,000 par value, 376,500 shares authorized and outstanding	370,649	370,290
Common stock, $2.50 par value, 600 million shares authorized, 193.1 million shares issued in 2010 and 193.0 million shares issued in 2009	482,676	482,491
Additional paid-in capital	1,257,875	1,257,730
Retained earnings	89,120	71,999
Accumulated other comprehensive income:
Unrealized gains on investment securities not other-than-temporarily impaired	36,649	24,975
Unrealized non-credit related losses on other-than-temporarily impaired debt securities	(5,741)	(8,349)
Unrecognized pension and postretirement plan costs	(5,924)	(5,942)
Unamortized effective portions of losses on forward-starting interest rate swaps	(3,192)	(3,226)

Accumulated other comprehensive income	21,792	7,458
Treasury stock, 16.5 million shares in 2010 and 16.6 million shares in 2009, at cost	(252,274)	(253,486)

Total Shareholders’ Equity	1,969,838	1,936,482

Total Liabilities and Shareholders’ Equity	$16,411,523	$16,635,635

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)

	Three Months Ended March 31
	2010	2009
INTEREST INCOME
Loans, including fees	$157,534	$162,314
Investment securities:
Taxable	28,149	26,849
Tax-exempt	3,595	4,476
Dividends	729	617
Loans held for sale	556	1,261
Other interest income	25	50

Total Interest Income	190,588	195,567

INTEREST EXPENSE
Deposits	33,738	49,896
Short-term borrowings	549	1,436
Long-term debt	17,792	20,119

Total Interest Expense	52,079	71,451

Net Interest Income	138,509	124,116
Provision for loan losses	40,000	50,000

Net Interest Income After Provision for Loan Losses	98,509	74,116

OTHER INCOME
Service charges on deposit accounts	14,267	14,894
Other service charges and fees	9,372	8,354
Investment management and trust services	8,088	7,903
Gains on sales of mortgage loans	3,364	8,591
Other	4,599	4,253
Total other-than-temporary impairment losses	(5,251)	(5,856)
Less: Portion of loss recognized in other comprehensive income (before taxes)	274	2,816

Net other-than-temporary impairment losses	(4,977)	(3,040)
Net gains on sales of investment securities	2,754	5,959

Net investment securities gains (losses)	(2,223)	2,919

Total Other Income	37,467	46,914

OTHER EXPENSES
Salaries and employee benefits	52,345	55,304
Net occupancy expense	11,650	11,023
FDIC insurance expense	4,954	4,288
Equipment expense	3,091	3,079
Data processing	2,624	3,072
Professional fees	2,546	2,228
Telecommunications	2,270	2,163
Marketing	1,830	2,571
Intangible amortization	1,314	1,463
Operating risk loss	511	6,201
Other	16,094	14,980

Total Other Expenses	99,229	106,372

Income Before Income Taxes	36,747	14,658
Income taxes	9,267	1,573

Net Income	27,480	13,085
Preferred stock dividends and discount accretion	(5,065)	(5,031)

Net Income Available to Common Shareholders	$22,415	$8,054

PER COMMON SHARE:
Net income (basic)	$0.13	$0.05
Net income (diluted)	0.13	0.05
Cash dividends	0.03	0.03

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
		Shares Outstanding	Amount
	(in thousands)

Balance at December 31, 2009	$370,290	176,364	$482,491	$1,257,730	$71,999	$7,458	$(253,486)	$1,936,482
Comprehensive income:
Net income					27,480			27,480
Other comprehensive income						14,334		14,334

Total comprehensive income								41,814

Stock issued, including related tax benefits		145	185	(148)			1,212	1,249
Stock-based compensation awards				293				293
Preferred stock discount accretion	359				(359)			0
Preferred stock cash dividends					(4,706)			(4,706)
Common stock cash dividends - $0.03 per share					(5,294)			(5,294)

Balance at March 31, 2010	$370,649	176,509	$482,676	$1,257,875	$89,120	$21,792	$(252,274)	$1,969,838

Balance at December 31, 2008	$368,944	175,044	$480,978	$1,260,947	$31,075	$(17,907)	$(264,390)	$1,859,647
Cumulative effect of FSP FAS 115-2 and FAS 124-2 adoption (net of $3.4 million tax effect)					6,298	(6,298)		0
Comprehensive income:
Net income					13,085			13,085
Other comprehensive loss						(7,313)		(7,313)

Total comprehensive income								5,772

Stock issued, including related tax benefits		463	234	(2,348)			5,625	3,511
Stock-based compensation awards				380				380
Preferred stock discount accretion	326				(326)			0
Preferred stock cash dividends					(2,719)			(2,719)
Common stock cash dividends - $0.03 per share					(5,270)			(5,270)

Balance at March 31, 2009	$369,270	175,507	$481,212	$1,258,979	$42,143	$(31,518)	$(258,765)	$1,861,321

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$27,480	$13,085
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	40,000	50,000
Depreciation and amortization of premises and equipment	5,163	4,912
Net amortization of investment securities premiums	802	116
Investment securities losses (gains)	2,223	(2,919)
Net decrease (increase) in loans held for sale	31,586	(6,193)
Amortization of intangible assets	1,314	1,463
Stock-based compensation	293	380
Increase in accrued interest receivable	(174)	(803)
Decrease (increase) in other assets	4,200	(12,926)
Increase in accrued interest payable	2,651	13,013
Increase in other liabilities	6,368	19,041

Total adjustments	94,426	66,084

Net cash provided by operating activities	121,906	79,169

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	89,647	162,363
Proceeds from maturities of securities held to maturity	117	983
Proceeds from maturities of securities available for sale	167,992	152,432
Purchase of securities held to maturity	(84)	(922)
Purchase of securities available for sale	(76,296)	(731,005)
Decrease in short-term investments	8,749	7,381
Net (increase) decrease in loans	(20,715)	3,510
Net purchases of premises and equipment	(5,109)	(7,750)

Net cash provided by (used in) investing activities	164,301	(413,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	214,562	247,253
Net (decrease) increase in time deposits	(156,021)	614,813
Additions to long-term debt	45,000	0
Repayments of long-term debt	(145,018)	(1,199)
Decrease in short-term borrowings	(244,290)	(567,296)
Dividends paid	(9,997)	(28,976)
Net proceeds from issuance of stock	1,249	3,511

Net cash (used in) provided by financing activities	(294,515)	268,106

Net Decrease in Cash and Due From Banks	(8,308)	(65,733)
Cash and Due From Banks at Beginning of Year	284,508	331,164

Cash and Due From Banks at End of Period	$276,200	$265,431

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$49,428	$58,438
Income taxes	37	54

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the Corporation) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission (SEC).

NOTE B – Net Income Per Common Share and Other Comprehensive Income (Loss)

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

A reconciliation of weighted average common shares outstanding used to calculate basic net income per common share and diluted net income per common share follows.

	Three months ended March 31
	2010	2009
	(in thousands)

Weighted average shares outstanding (basic)	176,174	175,315
Effect of dilutive securities	507	233

Weighted average shares outstanding (diluted)	176,681	175,548

Stock options and common stock warrants excluded from the diluted net income per share computation as their effect would have been anti-dilutive	11,115	11,818

The following table presents the components of other comprehensive income (loss):

	Three months ended
	March 31
	2010	2009
	(in thousands)

Unrealized gain (loss) on securities (net of $7.0 million and $2.0 million tax effect in 2010 and 2009, respectively)	$12,927	$(3,789)
Non-credit related unrealized loss on other-than-temporarily impaired debt securities (net of $49,000 and $985,000 tax effect, respectively)	(91)	(1,831)
Unrealized gain on derivative financial instruments (net of $18,000 tax effect in 2010 and 2009) (1)	34	34
Amortization of unrecognized pension and postretirement costs (net of $10,000 and $92,000 tax effect in 2010 and 2009, respectively)	19	170
Reclassification adjustment for securities losses (gains) included in net income (net of $778,000 tax benefit in 2010 and $1.0 million tax expense in 2009)	1,445	(1,897)

Other comprehensive income (loss)	$14,334	$(7,313)

(1)	Amounts represent the amortization of the effective portions of losses on forward-starting interest rate swaps, designated as cash flow hedges and entered into in prior years in connection with the issuance of fixed-rate debt. The total amount recorded as a reduction to accumulated other comprehensive income upon settlement of these derivatives is being amortized to interest expense over the life of the related securities using the effective interest method. The amount of net losses in accumulated other comprehensive income that will be reclassified into earnings during the next twelve months is expected to be approximately $135,000.

NOTE C – Investment Securities

The following tables present the amortized cost and estimated fair values of investment securities:

Held to Maturity at March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
U.S. Government sponsored agency securities	$6,289	$4	$0	$6,293
State and municipal securities	503	0	0	503
Mortgage-backed securities	1,367	91	0	1,458

	$8,159	$95	$0	$8,254

Available for Sale at March 31, 2010

Equity securities	$140,102	$3,791	$(1,836)	$142,057
U.S. Government securities	1,325	0	0	1,325
U.S. Government sponsored agency securities	71,462	703	(4)	72,161
State and municipal securities	378,691	8,704	(48)	387,347
Corporate debt securities	149,935	1,157	(28,161)	122,931
Collateralized mortgage obligations	1,093,867	30,849	(414)	1,124,302
Mortgage-backed securities	920,196	37,104	(87)	957,213
Auction rate securities	292,341	2,673	(6,881)	288,133

	$3,047,919	$84,981	$(37,431)	$3,095,469

Held to Maturity at December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)

U.S. Government sponsored agency securities	$6,713	$7	$0	$6,720
State and municipal securities	503	0	0	503
Mortgage-backed securities	1,484	90	0	1,574

	$8,700	$97	$0	$8,797

Available for Sale at December 31, 2009

Equity securities	$142,531	$2,758	$(4,919)	$140,370
U.S. Government securities	1,325	0	0	1,325
U.S. Government sponsored agency securities	91,079	905	(28)	91,956
State and municipal securities	406,011	9,819	(57)	415,773
Corporate debt securities	154,029	424	(37,714)	116,739
Collateralized mortgage obligations	1,102,169	25,631	(4,804)	1,122,996
Mortgage-backed securities	1,043,518	36,948	(442)	1,080,024
Auction rate securities	292,145	3,227	(6,169)	289,203

	$3,232,807	$79,712	$(54,133)	$3,258,386

The amortized cost and estimated fair value of debt securities as of March 31, 2010, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)

Due in one year or less	$6,446	$6,450	$60,096	$60,715
Due from one year to five years	346	346	191,911	195,954
Due from five years to ten years	0	0	93,561	94,257
Due after ten years	0	0	548,186	520,971

	6,792	6,796	893,754	871,897
Collateralized mortgage obligations	0	0	1,093,867	1,124,302
Mortgage-backed securities	1,367	1,458	920,196	957,213

	$8,159	$8,254	$2,907,817	$2,953,412

The following table presents information related to the Corporation’s gains and losses on the sales of equity and debt securities, and losses recognized for the other-than-temporary impairment of investments:

	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net Gains (Losses)
	(in thousands)
Three months ended March 31, 2010:
Equity securities	$836	$0	$(824)	$12
Debt securities	1,923	(5)	(4,153)	(2,235)

Total	$2,759	$(5)	$(4,977)	$(2,223)

Three months ended March 31, 2009:
Equity securities	$112	$(216)	$(1,062)	$(1,166)
Debt securities	6,171	(108)	(1,978)	4,085

Total	$6,283	$(324)	$(3,040)	$2,919

The following table presents a summary of other-than-temporary impairment charges recorded by the Corporation, by investment security type:

	Three Months Ended March 31
	2010	2009
	(in thousands)
Financial institution stocks	$824	$956
Mutual funds	0	106

Total equity securities charges	824	1,062

Debt securities - pooled trust preferred securities	4,153	1,978

Total other-than-temporary impairment charges	$4,977	$3,040

The $824,000 of other-than-temporary impairment charges related to financial institution stocks during the three months ended March 31, 2010 was due to the increasing severity and duration of the decline in fair values of certain bank stock holdings, in conjunction with management’s assessment of the near-term prospects of each specific issuer. As of March 31, 2010, after other-than-temporary impairment charges, the financial institutions stock portfolio had a cost basis of $31.4 million and a fair value of $33.3 million.

In April 2009, the Financial Accounting Standards Board (FASB) issued Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-than-Temporary Impairments” (FSP FAS 115-2), codified within the FASB Accounting Standards Codification (FASB ASC) as Subtopic 320-10. During the year ended December 31, 2008, the Corporation recorded other-than-temporary impairment charges for pooled trust preferred securities of $15.8 million. Upon adoption of FSP FAS 115-2, the Corporation determined that $9.7 million of those other-than-temporary impairment charges were non-credit related. As such, a $6.3 million (net of $3.4 million of taxes) increase to retained earnings and a corresponding decrease to accumulated other comprehensive income was recorded as the cumulative effect of adopting FSP FAS 115-2 as of January 1, 2009.

During the three months ended March 31, 2010, the Corporation recorded $4.2 million of other-than-temporary impairment losses for pooled trust preferred securities based on an expected cash flows model.

The following table presents a summary of the cumulative credit related other-than-temporary impairment charges, recognized as components of earnings, for securities still held by the Corporation at March 31:

	Three months ended March 31,
	2010	2009
	(in thousands)
Balance of cumulative credit losses on pooled trust preferred securities, beginning of period (1)	$(15,612)	$(6,142)
Additions for credit losses recorded which were not previously recognized as components of earnings	(4,153)	(1,978)

Ending balance of cumulative credit losses on pooled trust preferred securities, end of period	$(19,765)	$(8,120)

(1)	Cumulative credit losses of $6.1 million at January 1, 2009 represent the other-than-temporary impairment charges recorded during the year ended December 31, 2008 for pooled trust preferred securities, net of the Corporation’s cumulative effect adjustment upon adoption of FSP FAS 115-2.

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010:

	Less Than 12 months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

	(in thousands)
U.S. Government sponsored agency securities	$0	$0	$529	$(4)	$529	$(4)
State and municipal securities	4,025	(40)	397	(8)	4,422	(48)
Corporate debt securities	5,558	(6,542)	77,583	(21,619)	83,141	(28,161)
Collateralized mortgage obligations	44,577	(414)	0	0	44,577	(414)
Mortgage-backed securities	22,607	(87)	0	0	22,607	(87)
Auction rate securities	28,570	(741)	171,512	(6,140)	200,082	(6,881)

Total debt securities	105,337	(7,824)	250,021	(27,771)	355,358	(35,595)
Equity securities	8,653	(1,261)	3,012	(575)	11,665	(1,836)

	$113,990	$(9,085)	$253,033	$(28,346)	$367,023	$(37,431)

For its investments in equity securities, most notably its investments in stocks of financial institutions, management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider those investments with unrealized holding losses as of March 31, 2010 to be other-than-temporarily impaired.

The unrealized holding losses on investments in student loan auction rate securities, also known as auction rate certificates (ARCs), are attributable to liquidity issues resulting from the failure of periodic auctions. Fulton Financial Advisors (FFA), the investment management and trust division of the Corporation’s Fulton Bank, N.A. subsidiary, held ARCs for some of its customers’ accounts. FFA had previously sold ARCs to customers as short-term investments with fair values that could be derived based on periodic auctions under normal market conditions. During 2008 and 2009, the Corporation purchased ARCs from customers due to the failure of these periodic auctions, which made these previously short-term investments illiquid.

As of March 31, 2010, approximately $260 million, or 90%, of the ARCs were rated above investment grade, with approximately $187 million, or 65%, AAA rated by at least one ratings agency. Approximately $30 million, or 10%, of ARCs are rated below investment grade by at least one ratings agency. Of this amount, approximately $17 million, or 57%, of the student loans underlying the ARCs have principal payments which are guaranteed by the Federal government. In total, approximately $255 million, or 88%, of the student loans underlying the ARCs have principal payments which are guaranteed by the Federal government. At March 31, 2010, all ARCs were current and making scheduled interest payments. Because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation does not consider these investments to be other-than-temporarily impaired as of March 31, 2010.

The Corporation’s mortgage-backed securities and collateralized mortgage obligations have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the decline in market value of these securities is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation does not consider those investments to be other-than-temporarily impaired as of March 31, 2010.

The following table presents the amortized cost and estimated fair values of corporate debt securities:

	March 31, 2010		December 31, 2009
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$95,500	$80,691	$95,481	$75,811
Subordinated debt	34,913	34,113	34,886	32,722
Pooled trust preferred securities	16,295	4,900	20,435	4,979

Corporate debt securities issued by financial institutions	146,708	119,704	150,802	113,512
Other corporate debt securities	3,227	3,227	3,227	3,227

Available for sale corporate debt securities	$149,935	$122,931	$154,029	$116,739

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $14.8 million as of March 31, 2010. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities in the first quarter of 2010 or 2009. The Corporation holds 11 single-issuer trust preferred securities that are rated below investment grade by at least one ratings agency, with an amortized cost of $37.1 million and an estimated fair value of $33.2 million as of March 31, 2010. The majority of the single-issuer trust preferred securities rated below investment grade were rated BB or Baa. Single-issuer trust preferred securities with an amortized cost of $10.2 million and an estimated fair value of $7.1 million as of March 31, 2010, were not rated by any ratings agency and, due to inactive or limited trading activity, were classified as Level 3 assets under FASB ASC Topic 820. See Note I, “Fair Value Measurements”, for additional details.

The Corporation holds ten pooled trust preferred securities. Nine of these securities, with an amortized cost of $15.4 million and an estimated fair value of $4.3 million, are rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. For each of the nine pooled trust preferred securities rated below investment grade, the class of securities held by the Corporation is below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool. The Corporation determines the fair value of pooled trust preferred securities based on quotes provided by third party brokers.

The amortized cost of pooled trust preferred securities is the purchase price of the securities, net of cumulative credit related other-than-temporary impairment charges, determined using an expected cash flows model. The most significant input to the expected cash flows model was the expected payment deferral rate for each pooled trust preferred security. The Corporation evaluates the financial metrics, such as capital ratios and non-performing asset ratios, of the individual financial institution issuers that comprise each pooled trust preferred security to estimate its expected deferral rate. The actual weighted average cumulative defaults and deferrals as a percentage of original collateral were approximately 27% as of March 31, 2010. The discounted cash flow modeling for pooled trust preferred securities held by the Corporation as of March 31, 2010 assumed an additional 12% expected deferral rate.

Based on management’s other-than-temporary impairment evaluations, and because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be maturity, corporate debt securities with a fair value of $122.9 million were not considered to be other-than-temporarily impaired as of March 31, 2010.

NOTE D – Stock-Based Compensation

The fair value of equity awards granted to employees is recognized as compensation expense over the period during which employees are required to provide service in exchange for such awards. The Corporation grants equity awards to employees, consisting of stock options and restricted stock, under its Stock Option and Compensation Plans (Option Plans). In addition, employees may purchase stock under the Corporation’s Employee Stock Purchase Plan.

The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended March 31
	2010	2009
	(in thousands)

Stock-based compensation expense	$293	$380
Tax benefit	(62)	(38)

Stock-based compensation expense, net of tax	$231	$342

Under the Option Plans, stock options and restricted stock are granted to key employees. Stock option exercise prices are equal to the fair value of the Corporation’s stock on the date of grant, and carry terms of up to ten years. Restricted stock fair values are equal to the average trading price of the Corporation’s stock on the date of grant. Restricted stock awards earn dividends during the vesting period, which are forfeitable if the awards do not vest. Stock options and restricted stock are typically granted annually on July 1st and become fully vested over or after a three-year vesting period. Certain events as defined in the Option Plans result in the acceleration of the vesting of both stock options and restricted stock. As of March 31, 2010, the Option Plans had 13.2 million shares reserved for future grants through 2013.

In connection with the Corporation’s participation in the U.S. Treasury Department’s (UST) Capital Purchase Program (CPP) component of the Troubled Asset Relief Program, the 2009 restricted stock granted to certain key employees is subject to the requirements and limitations contained in the Emergency Economic Stabilization Act of 2008, as amended, and related regulations. Among other things, the 2009 restricted stock grants to these key employees provide that they may not fully vest until the Corporation’s participation in the CPP ends. None of the key employees who received 2009 restricted stock grants subject to the CPP vesting restrictions received 2009 stock option awards.

NOTE E – Employee Benefit Plans

The Corporation maintains a defined benefit pension plan (Pension Plan) for certain employees. Contributions to the Pension Plan are actuarially determined and funded annually, if required. Pension Plan assets are invested in: money markets; fixed income securities, including corporate bonds, U.S. Treasury securities and common trust funds; and equity securities, including common stocks and common stock mutual funds. In 2007, the Corporation curtailed the Pension Plan, discontinuing the accrual of benefits for all existing participants effective January 1, 2008.

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

The net periodic benefit cost for the Corporation’s Pension Plan and Postretirement Plan, as determined by consulting actuaries, consisted of the following components for the three months ended March 31:

	Pension Plan		Postretirement Plan
	2010	2009	2010	2009
	(in thousands)

Service cost (1)	$26	$37	$50	$106
Interest cost	842	819	110	166
Expected return on plan assets	(802)	(722)	(1)	(1)
Net amortization (accretion) and deferral	119	262	(91)	0

Net periodic benefit cost	$185	$396	$68	$271

(1)	Pension Plan service cost for the three months ended March 31, 2010 and 2009 was related to administrative costs associated with the plan and was not due to the accrual of additional participant benefits as the plan was curtailed in 2007.

NOTE F – Derivative Financial Instruments

In connection with its mortgage banking activities, the Corporation enters into commitments to originate fixed-rate residential mortgage loans for customers, also referred to as interest rate locks. In addition, the Corporation enters into forward commitments for the future sale or purchase of mortgage-backed securities to or from third-party investors to hedge the effect of changes in interest rates on the value of the interest rate locks. Forward sales commitments may also be in the form of commitments to sell individual mortgage loans at a fixed price on a future date. Both the interest rate locks and the forward commitments are accounted for as derivatives and carried at fair value, determined as the amount that would be necessary to settle each derivative financial instrument at the end of the period. Gross derivative assets and liabilities are recorded within other assets and other liabilities on the consolidated balance sheets, with changes in fair value during the period recorded within gains on sales of mortgage loans on the consolidated statements of income.

The following table presents a summary of the notional amounts and fair values of derivative financial instruments recorded on the consolidated balance sheets, none of which have been designated as hedging instruments:

	March 31, 2010		December 31, 2009
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers:
Positive fair values	$120,285	$975	$58,165	$534
Negative fair values	66,006	(364)	106,921	(945)

Net Interest Rate Locks with Customers		611		(411)
Forward Commitments:
Positive fair values	194,486	101	232,310	1,819
Negative fair values	32,094	(115)	59,432	(535)

Net Forward Commitments		(14)		1,284

		$597		$873

The following table presents a summary of the fair value gains and losses on derivative financial instruments for the three months ended March 31:

	Fair Value Gains (Losses)
	2010	2009	Statements of Income Classification
	(in thousands)
Interest rate locks with customers	$1,022	$3,963	Gains on sales of mortgage loans
Forward commitments	(1,298)	(2,128)	Gains on sales of mortgage loans
Interest rate swaps	0	(18)	Other expense

	$(276)	$1,817

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

The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	March 31, 2010	December 31, 2009

	(in thousands)

Commitments to extend credit	$3,882,214	$4,479,546
Standby letters of credit	541,620	551,064
Commercial letters of credit	30,113	37,726

The Corporation records a reserve for unfunded lending commitments which represents management’s estimate of losses associated with unused commitments to extend credit on loans impaired under FASB

ASC Section 310-10-35. As of March 31, 2010 and December 31, 2009, the reserve for unfunded lending commitments, included in other liabilities on the consolidated balance sheets, was $4.3 million and $855,000, respectively.

Residential Lending

Residential mortgages are originated and sold by the Corporation through Fulton Mortgage Company, which operates as a division of each of the Corporation’s subsidiary banks. The loans originated and sold are predominantly “prime” loans that conform to published standards of government sponsored agencies. Prior to 2008, the Corporation’s former Resource Bank subsidiary operated a national wholesale mortgage lending operation which originated and sold significant volumes of non-prime loans from the time the Corporation acquired Resource Bank in 2004 through 2007.

Beginning in 2007, Resource Bank experienced an increase in requests from secondary market purchasers to repurchase non-prime loans sold to those investors. These repurchase requests resulted in the Corporation recording charges representing the write-downs that were necessary to reduce the loan balances to their estimated net realizable values, based on valuations of the underlying properties, as adjusted for market factors and other considerations. Many of the loans the Corporation repurchased were delinquent and were settled through foreclosure and sale of the underlying collateral.

The following table presents a summary of the approximate principal balances and related reserves/write-downs recognized on the Corporation’s consolidated balance sheets, by general category:

	March 31, 2010		December 31, 2009
	Principal	Reserves/ Write-downs	Principal	Reserves/ Write-downs
	(in thousands)

Outstanding repurchase requests (1) (2)	$7,800	$(3,740)	$6,130	$(3,750)
No repurchase request received – sold loans with identified potential misrepresentations of borrower information (1) (2)	3,650	(1,260)	3,650	(1,260)
Repurchased loans (3)	5,120	(500)	5,580	(870)
Foreclosed real estate (OREO) (4)	7,830	0	9,140	0

Total reserves/write-downs		$(5,500)		$(5,880)

(1)	Principal balances had not been repurchased and, therefore, are not included on the consolidated balance sheets as of March 31, 2010 and December 31, 2009.
(2)	Reserve balance included as a component of other liabilities on the consolidated balance sheets as of March 31, 2010 and December 31, 2009.
(3)	Principal balances, net of write-downs, are included as a component of loans, net of unearned income on the consolidated balance sheets as of March 31, 2010 and December 31, 2009.
(4)	OREO is written down to its estimated fair value upon transfer from loans receivable.

Management believes that the reserves recorded as of March 31, 2010 are adequate for the known potential repurchases. However, continued declines in collateral values or the identification of additional loans to be repurchased could necessitate additional reserves in the future.

NOTE H – Fair Value Option

FASB ASC Subtopic 825-10 permits entities to measure many financial instruments and certain other items at fair value and requires certain disclosures for amounts for which the fair value option is applied.

The Corporation elected to measure mortgage loans held for sale at fair value to more accurately reflect the financial performance of its mortgage banking activities in its consolidated financial statements. Derivative financial instruments related to these activities are also recorded at fair value, as noted within Note F, “Derivative Financial Instruments”. The Corporation determines fair value for its mortgage loans held for sale based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. Changes in fair value during the period are recorded as components of gains on sales of mortgage loans on the consolidated statements of income. Interest income earned on mortgage loans held for sale is recorded within interest income on the consolidated statements of income.

The following table presents a summary of the Corporation’s fair value elections for mortgage loans held for sale:

	March 31, 2010	December 31, 2009
	(in thousands)

Cost (1)	$52,649	$78,819
Fair value	53,798	79,577

Fair value adjustment	1,149	758

(1)	Cost basis of mortgage loans held for sale represents the unpaid principal balance.

NOTE I – Fair Value Measurements

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

The Corporation has categorized all assets and liabilities measured at fair value on both a recurring and nonrecurring basis into the above three levels.

In January 2010, the FASB issued ASC Update No. 2010-06, “Improving Disclosures About Fair Value Measurements” (ASC Update 2010-06). ASC Update 2010-06 requires companies to disclose, and provide the reasons for, all transfers of assets and liabilities between the Level 1 and 2 fair value categories. ASC Update 2010-06 also clarifies that companies should disclose fair value measurement disclosures for classes of assets and liabilities which are subsets of line items within the balance sheet, if necessary. In addition, ASC Update 2010-06 provides additional clarification related to disclosures about the fair value techniques and inputs for assets and liabilities classified within Level 2 or 3 categories. The disclosure requirements prescribed by ASC Update No. 2010-06 were effective for the Corporation on March 31, 2010. The Corporation did not record any transfers of assets or liabilities between the Level 1 and Level 2 fair value categories during the three months ended March 31, 2010.

ASC Update 2010-06 also requires companies to reconcile changes in Level 3 assets and liabilities by separately providing information about Level 3 purchases, sales, issuances and settlements on a gross basis. This provision of ASC Update 2010-06 is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, or March 31, 2011 for the Corporation. The adoption of this provision of ASC Update 2010-06 is not expected to materially impact the Corporation’s fair value measurement disclosures.

Items Measured at Fair Value on a Recurring Basis

The Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets were as follows:

	March 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)

Mortgage loans held for sale	$0	$53,798	$0	$53,798
Available for sale investment securities:
Equity securities	42,061	0	0	42,061
U.S. Government securities	0	1,325	0	1,325
U.S. Government sponsored agency securities	0	72,161	0	72,161
State and municipal securities	0	387,347	0	387,347
Corporate debt securities	0	110,895	12,036	122,931
Collateralized mortgage obligations	0	1,124,302	0	1,124,302
Mortgage-backed securities	0	957,213	0	957,213
Auction rate securities	0	0	288,133	288,133

Total available for sale investments	42,061	2,653,243	300,169	2,995,473
Other financial assets	13,842	1,076	0	14,918

Total assets	$55,903	$2,708,117	$300,169	$3,064,189

Other financial liabilities	$13,842	$479	$0	$14,321

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)

Mortgage loans held for sale	$0	$79,577	$0	$79,577
Available for sale investment securities:
Equity securities	41,256	0	0	41,256
U.S. Government securities	0	1,325	0	1,325
U.S. Government sponsored agency securities	0	91,956	0	91,956
State and municipal securities	0	415,773	0	415,773
Corporate debt securities	0	104,779	11,960	116,739
Collateralized mortgage obligations	0	1,122,996	0	1,122,996
Mortgage-backed securities	0	1,080,024	0	1,080,024
Auction rate securities	0	0	289,203	289,203

Total available for sale investments	41,256	2,816,853	301,163	3,159,272
Other financial assets	13,882	2,353	0	16,235

Total assets	$55,138	$2,898,783	$301,163	$3,255,084

Other financial liabilities	$13,882	$1,480	$0	$15,362

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•

Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of March 31, 2010 and December 31, 2009 were measured as the price that secondary market investors were offering for loans with similar characteristics.

•	Available for sale investment securities – Included within this asset category are both equity and debt securities:

•

Equity securities – Equity securities consist of stocks of financial institutions ($33.3 million at March 31, 2010 and $32.3 million at December 31, 2009) and mutual fund and other equity investments ($8.8 million at March 31, 2010 and $9.0 million at December 31, 2009). These Level 1 investments are measured at fair value based on quoted prices for identical securities in active markets. Restricted equity securities issued by the Federal Home Loan Bank (FHLB) and Federal Reserve Bank ($100.0 million at March 31, 2010 and $99.1 million at December 31, 2009) have been excluded from the above table.

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

•

Corporate debt securities – This category consists of subordinated debt issued by financial institutions ($34.1 million at March 31, 2010 and $32.7 million at December 31, 2009), single-issuer trust preferred securities issued by financial institutions ($80.7 million at March 31, 2010 and $75.8 million at December 31, 2009), pooled trust preferred securities issued by financial institutions ($4.9 million at March 31, 2010 and $5.0 million at December 31, 2009) and other corporate debt issued by non-financial institutions ($3.2 million at March 31, 2010 and December 31, 2009).

Classified as Level 2 investments are the subordinated debt, other corporate debt issued by non-financial institutions and $73.6 million and $68.8 million of single-issuer trust preferred securities held at March 31, 2010 and December 31, 2009, respectively. These corporate debt securities are measured at fair value by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. As with the debt securities described above, an active market presently exists for securities similar to these corporate debt security holdings.

Classified as Level 3 assets are the Corporation’s investments in pooled trust preferred securities and certain single-issuer trust preferred securities ($7.1 million at March 31, 2010 and $7.0 million at December 31, 2009). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive market transactions for similar investments.

•

Auction rate securities – Due to their illiquidity, ARCs are classified as Level 3 investments and are valued through the use of an expected cash flows model prepared by a third-party valuation expert. The assumptions used in preparing the expected cash flows model include estimates for coupon rates, time to maturity and market rates of return. The expected cash flows model the Corporation obtains from outside sources is reviewed internally for reasonableness.

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

•

Other financial liabilities – Included within this category are: Level 1 employee deferred compensation liabilities which represent amounts due to employees under the deferred compensation plans described under the heading “Other financial assets” above and Level 2 mortgage banking derivatives, described under the heading “Other financial assets” above.

The following tables present the changes in the Corporation’s assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended March 31, 2010 and 2009:

	Available for Sale Investment Securities			Other Financial Liabilities – ARC Financial Guarantee (1)
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARC Investments
	(in thousands)

Balance, December 31, 2009	$4,979	$6,981	$289,203	$0
Realized adjustment to fair value (2)	(4,153)	0	0	0
Unrealized adjustment to fair value (3)	4,079	154	(1,266)	0
Redemptions	0	0	(1,140)	0
(Premium amortization)/Discount accretion (4)	(5)	1	1,336	0

Balance, March 31, 2010	$4,900	$7,136	$288,133	$0

Balance, December 31, 2008	$15,381	$7,544	$195,900	$(8,653)
Purchases (5)	0	0	9,642	877
Realized adjustment to fair value (2)	(1,978)	0	0	(6,158)
Unrealized adjustment to fair value (3)	(2,711)	(1,252)	(2,665)	0
Redemptions	0	0	(89)	0
Discount accretion (4)	0	2	790	0

Balance, March 31, 2009	$10,692	$6,294	$203,578	$(13,934)

(1)	In 2008, the Corporation offered to purchase illiquid ARCs from customers. The estimated fair value of the guarantee was determined based on the difference between the fair value of the underlying ARCs and their estimated purchase price. During 2009, the Corporation completed the repurchase of all eligible ARCs and, as of December 31, 2009, there were no longer any ARCs still held by customers that the Corporation had agreed to purchase.
(2)	For pooled trust preferred securities, realized adjustments to fair value represent credit related other-than-temporary impairment charges that were recorded as a reduction to investment securities gains on the consolidated statements of income.
(3)	Pooled trust preferred securities, single-issuer trust preferred securities, and ARCs are classified as available for sale investment securities; as such, the unrealized adjustment to fair value was recorded as an unrealized holding gain (loss) and included as a component of available for sale investment securities on the consolidated balance sheet.
(4)	Included as a component of net interest income on the consolidated statements of income.
(5)	For ARCs, amount represents investments acquired from customers, less an adjustment to fair value upon purchase. For the ARC financial guarantee, amount represents the reversal of the guarantee liability due to the purchase of ARCs from customers.

Items Measured at Fair Value on a Nonrecurring Basis

Certain financial assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment.

The Corporation’s assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheets were as follows:

	March 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)

Net loans	$0	$344	$669,033	$669,377
Other financial assets	0	26,228	23,516	49,744

Total assets	$0	$26,572	$692,549	$719,121

Reserve for unfunded commitments	$0	$0	$4,339	$4,339

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)

Loans held for sale	$0	$5,807	$0	$5,807
Net loans	0	0	642,853	642,853
Other financial assets	0	23,309	22,498	45,807

Total assets	$0	$29,116	$665,351	$694,467

Reserve for unfunded commitments	$0	$0	$855	$855

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•

Loans held for sale – This category consists of floating rate residential mortgage construction loans which are measured at the lower of aggregate cost or fair value. Fair value was measured as the prices that secondary market investors were offering for loans with similar characteristics.

•

Net loans – This category consists of residential mortgage loans and home equity loans that were previously sold and repurchased from secondary market investors during the first quarter of 2010 and have been classified as Level 2 assets. Upon repurchase, these loans were written down to the appraised value of their underlying collateral, less estimated selling costs. See Note G, “Commitments and Contingencies” for additional information.

This category also consists of commercial loans, commercial mortgage loans and construction loans which were considered to be impaired under FASB ASC Section 310-10-35 and have been classified as Level 3 assets. Impaired loans are measured at fair value based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or fair value of its collateral, if the loan is collateral dependent. An allowance for loan losses is allocated to an impaired loan if its carrying value exceeds its estimated fair value. The amount shown is the balance of impaired loans, net of the related allowance for loan losses.

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

FASB ASC Section 825-10-50 Fair Values of Financial Instruments

The following table details the book values and estimated fair values of the Corporation's financial instruments as of March 31, 2010 and December 31, 2009. A general description of the methods and assumptions used to estimate such fair values is also provided.

Fair values of financial instruments are significantly affected by assumptions used, principally the timing of future cash flows and discount rates. Because assumptions are inherently subjective in nature, the estimated fair values cannot be substantiated by comparison to independent market quotes and, in many cases, the estimated fair values could not necessarily be realized in an immediate sale or settlement of the instrument. Further, certain financial instruments and all non-financial instruments not measured at fair value on the Corporation’s consolidated balance sheets are excluded. For financial instruments listed below which are not measured at fair value on the Corporation’s consolidated balance sheets, the aggregate fair value amounts presented do not necessarily represent management's estimate of the underlying value of the Corporation.

	March 31, 2010		December 31, 2009
FINANCIAL ASSETS	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value

	(in thousands)
Cash and due from banks	$276,200	$276,200	$284,508	$284,508
Interest-bearing deposits with other banks	7,842	7,842	16,591	16,791
Loans held for sale (1)	53,798	53,798	85,384	85,384
Securities held to maturity	8,159	8,254	8,700	8,797
Securities available for sale (1)	3,095,469	3,095,469	3,258,386	3,258,386
Loans, net of unearned income (1)	11,964,840	11,953,559	11,972,424	11,972,109
Accrued interest receivable	58,689	58,689	58,515	58,515
Other financial assets (1)	129,085	129,085	128,374	128,374

FINANCIAL LIABILITIES
Demand and savings deposits	$6,998,611	$6,998,611	$6,784,050	$6,784,050
Time deposits (1)	5,157,844	5,200,366	5,313,864	5,349,237
Short-term borrowings	624,650	624,650	868,940	868,940
Accrued interest payable	49,247	49,247	46,596	46,596
Other financial liabilities (1)	56,293	56,293	53,267	53,267
Federal Home Loan Bank advances and long-term debt	1,440,755	1,377,153	1,540,773	1,474,082

(1)	Description of fair value determinations for these financial instruments, or certain financial instruments within these categories, measured at fair value on the Corporation’s consolidated balance sheets, are detailed under the heading, “FASB ASC Topic 820 Fair Value Measurements” above.

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

The estimated fair values of securities held to maturity as of March 31, 2010 and December 31, 2009 were based on quoted market prices, broker quotes or dealer quotes.

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

NOTE J – Reclassifications

Certain amounts in the 2009 consolidated financial statements and notes have been reclassified to conform to the 2010 presentation.

NOTE K – Subsequent Event

On May 5, 2010, the Corporation issued 21.8 million shares of its common stock, in an underwritten public offering, for total proceeds of $226.7 million, net of underwriting discounts and commissions. The underwriter has a 30-day option to purchase up to an additional 3.3 million shares at $10.40 per share.

The Corporation intends to use the net proceeds from this offering, together with other funds, to redeem all of the Series A Preferred Stock that it issued to the UST as part of the Troubled Asset Relief Program at such time as its banking regulators authorize and the UST formally approves.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) concerns Fulton Financial Corporation (the Corporation), a financial holding company registered under the Bank Holding Company Act and incorporated under the laws of the Commonwealth of Pennsylvania in 1982, and its wholly owned subsidiaries. Management’s discussion should be read in conjunction with the consolidated financial statements and notes presented in this report.

FORWARD-LOOKING STATEMENTS

The Corporation has made, and may continue to make, certain forward-looking statements with respect to its financial conditions and results of operations. Many factors could affect future financial results, including without limitation: asset quality and the impact of adverse changes in the economy and in credit or other markets and resulting effects on credit risk and asset values; acquisition and growth strategies; market risk; changes or adverse developments in economic, political, or regulatory conditions; a continuation or worsening of the current disruption in credit and other markets, including the lack of or reduced access to, and the abnormal functioning of, markets for mortgages and other asset-backed securities and for commercial paper and other short-term borrowings; changes in the levels of Federal Deposit Insurance Corporation deposit insurance premiums and assessments; the effect of competition and interest rates on net interest margin and net interest income; investment strategy and income growth; investment securities gains and losses; declines in the value of securities which may result in charges to earnings; changes in rates of deposit and loan growth or a decline in loans originated; balances of risk-sensitive assets to risk-sensitive liabilities; salaries and employee benefits and other expenses; amortization of intangible assets; goodwill impairment; capital and liquidity strategies, and other financial and business matters for future periods. Do not unduly rely on forward-looking statements. Forward-looking statements can be identified by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions which are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Corporation’s control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

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

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	As of or for the Three months ended March 31
	2010	2009

Net income available to common shareholders (in thousands)	$22,415	$8,054
Income before income taxes (in thousands)	$36,747	$14,658
Diluted net income per share (1)	$0.13	$0.05
Return on average assets	0.68%	0.33%
Return on average common equity (2)	5.73%	2.18%
Return on average tangible common equity (3)	9.13%	3.88%
Net interest margin (4)	3.78%	3.45%
Non-performing assets to total assets	1.90%	1.63%
Net charge-offs to average loans (annualized)	0.95%	1.00%

(1)	Net income available to common shareholders divided by diluted weighted average common shares outstanding.
(2)	Net income available to common shareholders, divided by average common shareholders’ equity.
(3)	Net income available to common shareholders, adjusted for intangible asset amortization (net of tax), divided by average common shareholders’ equity, excluding goodwill and intangible assets.
(4)	Presented on a fully taxable-equivalent basis, using a 35% Federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion.

The Corporation’s income before income taxes for the first quarter of 2010 increased $22.1 million, or 150.7%, from the same period in 2009. The increase was primarily due to the following significant items:

Increases in income before income taxes:

•

Increase in net interest income of $14.4 million, or 11.6%. The increase in net interest income was due to a 33 basis point, or 9.6%, increase in the net interest margin, from 3.45% in the first quarter of 2009 to 3.78% in the first quarter of 2010. The increase in net interest margin was primarily due to a significant decline in funding costs, partially offset by a decrease in interest-earning asset yields.

•

Decrease in the provision for loan losses of $10.0 million, or 20.0%. During the first quarter of 2010, the increase in the allowance allocation needs for impaired loans slowed in comparison to the first quarter of 2009, primarily due to a stabilization in collateral values for impaired commercial mortgages and improved expected cash flow forecasts for commercial customers. These factors, in conjunction with a modest decrease in net charge-offs from $30.1 million in the first quarter of 2009 to $28.3 million in the first quarter of 2010, contributed to a decrease in the provision for loan losses.

•

A $6.2 million decrease in contingent losses associated with the Corporation’s guarantee to purchase illiquid student loan auction rate securities, also known as auction rate certificates (ARCs). Fulton Financial Advisors (FFA), the investment management and trust division of the Corporation’s Fulton Bank, N.A. subsidiary, held ARCs for some of its customers’ accounts. FFA had previously sold ARCs to customers as short-term investments with fair values that could be derived based on periodic auctions under normal market conditions.

During 2008 and 2009, the Corporation purchased ARCs from customers due to the failure of these periodic auctions, making these previously short-term investments illiquid. During the first quarter of 2009, the Corporation recorded a pre-tax charge, recorded as a component of operating risk loss on the consolidated statement of income, of $6.2 million, which represented contingent losses related to guarantees to purchase ARCs held by customers. As of December 31, 2009, the Corporation had purchased all remaining ARCs held by customers, and therefore, recorded no such charges in the first quarter of 2010.

Decreases in income before income taxes:

•

A $5.2 million decrease in gains on sales of mortgage loans. During the first quarter of 2009, low interest rates on residential mortgages resulted in a significant increase in residential mortgage refinances and an increase in the Corporation’s volumes of residential mortgage sales. The decrease in gains on sales of mortgage loans in the first quarter of 2010 was a result of a decrease in refinance volumes.

•

A $5.1 million decrease in net gains on sales of investment securities, from a gain of $2.9 million in the first quarter of 2009 to a net loss of $2.2 million in the first quarter of 2010. The decrease in gains on sales of investment securities was primarily due to a $4.1 million decrease in net gains on sales of debt securities and a $2.2 million increase in other-than-temporary impairment charges related to pooled trust preferred securities issued by financial institutions. During the first quarter of 2009, the Corporation recorded $6.0 million of net gains on sales of debt securities, primarily collateralized mortgage obligations, compared to $1.9 million of net gains on sales of debt securities in the first quarter of 2010.

Quarter Ended March 31, 2010 compared to the Quarter Ended March 31, 2009

Net Interest Income

The following table provides a comparative average balance sheet and net interest income analysis for the first quarter of 2010 as compared to the same period in 2009. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Three months ended March 31
	2010			2009
ASSETS	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate

Interest-earning assets:
Loans, net of unearned income (2)	$11,971,786	$159,424	5.39%	$12,041,286	$163,753	5.51%
Taxable investment securities (3)	2,663,127	28,149	4.23	2,212,639	26,849	4.86
Tax-exempt investment securities (3)	387,971	5,531	5.70	503,265	6,887	5.47
Equity securities (3)	141,896	809	2.29	137,308	774	2.28

Total investment securities	3,192,994	34,489	4.33	2,853,212	34,510	4.84
Loans held for sale	42,938	556	5.18	104,467	1,261	4.83
Other interest-earning assets	10,793	25	0.95	16,934	50	1.19

Total interest-earning assets	15,218,511	194,494	5.17%	15,015,899	199,574	5.38%
Noninterest-earning assets:
Cash and due from banks	263,147			317,928
Premises and equipment	203,584			202,875
Other assets	1,086,635			924,755
Less: Allowance for loan losses	(273,426)			(187,183)

Total Assets	$16,498,451			$16,274,274

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$1,981,653	$1,840	0.38%	$1,754,003	$1,776	0.41%
Savings deposits	2,847,427	5,201	0.74	2,058,021	4,353	0.86
Time deposits	5,202,975	26,697	2.08	5,432,676	43,767	3.27

Total interest-bearing deposits	10,032,055	33,738	1.36	9,244,700	49,896	2.19
Short-term borrowings	871,981	549	0.25	1,517,064	1,436	0.38
FHLB advances and long-term debt	1,484,236	17,792	4.86	1,787,493	20,119	4.55

Total interest-bearing liabilities	12,388,272	52,079	1.70%	12,549,257	71,451	2.31%
Noninterest-bearing liabilities:
Demand deposits	1,973,146			1,657,658
Other	180,528			201,449

Total Liabilities	14,541,946			14,408,364
Shareholders' equity	1,956,505			1,865,910

Total Liabilities and Shareholders' Equity	$16,498,451			$16,274,274

Net interest income/net interest margin (FTE)		142,415	3.78%		128,123	3.45%

Tax equivalent adjustment		(3,906)			(4,007)

Net interest income		$138,509			$124,116

(1)	Includes dividends earned on equity securities.
(2)	Includes non-performing loans.
(3)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	2010 vs. 2009 Increase (decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$(939)	$(3,390)	$(4,329)
Taxable investment securities	5,011	(3,711)	1,300
Tax-exempt investment securities	(1,630)	274	(1,356)
Equity securities	29	6	35
Loans held for sale	(790)	85	(705)
Other interest-earning assets	(16)	(9)	(25)

Total interest income	$1,665	$(6,745)	$(5,080)

Interest expense on:
Demand deposits	$219	$(155)	$64
Savings deposits	1,502	(654)	848
Time deposits	(1,781)	(15,289)	(17,070)
Short-term borrowings	(480)	(407)	(887)
FHLB advances and long-term debt	(3,601)	1,274	(2,327)

Total interest expense	$(4,141)	$(15,231)	$(19,372)

Interest income decreased $5.1 million, or 2.5%. A 21 basis point, or 3.9%, decrease in average yields resulted in a $6.7 million decrease in interest income, which was partially offset by a $1.7 million increase in interest income attributable to a $202.6 million, or 1.3%, increase in average interest-earning assets. Average investments increased $339.8 million, or 11.9%, while average loans decreased $69.5 million, or 0.6%.

Average loans, by type, are summarized in the following table:

	Three months ended March 31		Increase (decrease)
	2010	2009	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$4,306,270	$4,048,847	$257,423	6.4%
Commercial – industrial, financial and agricultural	3,686,405	3,655,970	30,435	0.8
Real estate – home equity	1,640,912	1,698,599	(57,687)	(3.4)
Real estate – construction	962,175	1,229,841	(267,666)	(21.8)
Real estate – residential mortgage	940,652	957,556	(16,904)	(1.8)
Consumer	362,212	360,919	1,293	0.4
Leasing and other	73,160	89,554	(16,394)	(18.3)

Total	$11,971,786	$12,041,286	$(69,500)	(0.6%)

Despite sluggish economic conditions, the Corporation experienced growth in both its commercial mortgage ($257.4 million, or 6.4%) and commercial loan ($30.4 million, or 0.8%) portfolios. Geographically, the growth in commercial mortgages was mainly attributable to the Corporation’s Pennsylvania ($176.2 million, or 8.5%, increase) and Maryland ($50.7 million, or 15.1%, increase) markets. The commercial loan growth was partially due to the lack of alternative funding sources, such as the secondary market or private placements. Commercial loan growth was primarily in the Pennsylvania ($85.8 million, or 3.6%) and New Jersey ($18.4 million, or 3.3%) markets, partially offset by declines in the Maryland ($49.3 million, or 11.8%) and Virginia ($25.3 million, or 8.3%) markets.

The $267.7 million, or 21.8%, decrease in construction loans was primarily due to efforts to decrease credit exposure in this portfolio. Geographically, the decline was throughout all of the Corporation’s markets, with decreases in Maryland ($95.2 million, or 28.2%), New Jersey ($64.4 million, or 27.0%), Virginia ($59.4 million, or 19.8%) and Pennsylvania ($46.4 million, or 13.8%). The decrease in home equity loans was due to higher residential mortgage refinances that were driven by low interest rates.

The average yield on loans decreased 12 basis points, or 2.2%, from 5.51% in 2009 to 5.39% in 2010. The average prime rate was 3.25% for the first quarter of 2010 and 2009. The decrease in average yields on loans was attributable to declining average rates on fixed and adjustable rate loans which, unlike floating rate loans, have a lagged repricing effect.

Average investments increased $339.8 million, or 11.9%, due largely to increases in collateralized mortgage obligations and ARCs. In late 2009, the Corporation purchased high-quality U.S. government agency-backed collateralized mortgage obligations with funds generated from an increase in deposits combined with a decrease in loans. The increase in ARCs was related to purchases of those securities from customers during 2009. The average yield on investments decreased 51 basis points, or 10.5%, from 4.84% in 2009 to 4.33% in 2010, as the reinvestment of cash flows and incremental purchases were at yields that were lower than the overall portfolio yield.

The $5.1 million decrease in interest income was offset by a decrease in interest expense of $19.4 million, or 27.1%, to $52.1 million in the first quarter of 2010 from $71.5 million in the same period in 2009. Interest expense decreased $15.2 million as a result of a 61 basis point, or 26.4%, decrease in the average cost of interest-bearing liabilities. Interest expense decreased an additional $4.1 million, attributable to a $161.0 million, or 1.3%, decline in average interest-bearing liabilities.

The following table summarizes the changes in average deposits, by type:

	Three months ended March 31		Increase (decrease)
	2010	2009	$	%
	(dollars in thousands)
Noninterest-bearing demand	$1,973,146	$1,657,658	$315,488	19.0%
Interest-bearing demand	1,981,653	1,754,003	227,650	13.0
Savings	2,847,427	2,058,021	789,406	38.4

Total demand and savings	6,802,226	5,469,682	1,332,544	24.4
Time deposits	5,202,975	5,432,676	(229,701)	(4.2)

Total deposits	$12,005,201	$10,902,358	$1,102,843	10.1%

The Corporation experienced an increase in noninterest-bearing and interest-bearing demand and savings accounts of $1.3 billion, or 24.4%. The increase in noninterest-bearing demand accounts was primarily in business accounts, the increase in interest-bearing demand accounts was primarily in personal accounts and the increase in savings accounts was in personal, business and governmental accounts. The growth in business accounts was due, in part, to businesses being required to keep higher balances on hand to offset service fees, as well as a migration from the Corporation’s cash management products due to low interest rates.

The decrease in time deposits was due to a $322.9 million, or 95.8%, decrease in brokered certificates of deposit, offset by a $93.2 million, or 1.8%, increase in customer certificates of deposit. The decrease in brokered certificates of deposit resulted from the significant growth in customer funding. The increase in customer certificates of deposits was in accounts with original maturity terms greater than one year and jumbo certificates of deposit, offset by a decline in accounts with original maturity terms less than one year. The growth in longer-term certificates of deposit was due to the Corporation’s continuing focus on building customer relationships, while at the same time extending funding maturities at reasonable rates over a longer time horizon.

The average cost of interest-bearing deposits decreased 83 basis points, or 37.9%, from 2.19% in 2009 to 1.36% in 2010 primarily due to the maturities of higher-rate certificates of deposit. The average cost of certificates of deposit decreased 119 basis points, or 36.4%.

As average deposits increased, short-term and long-term borrowings decreased, as summarized in the following table:

	Three months ended March 31		Increase (decrease)
	2010	2009	$	%
	(dollars in thousands)
Short-term borrowings:
Customer short-term promissory notes	$223,439	$337,069	$(113,630)	(33.7)%
Customer repurchase agreements	248,982	246,429	2,553	1.0

Total short-term customer funding	472,421	583,498	(111,077)	(19.0)

Federal funds purchased	399,560	792,001	(392,441)	(49.6)
Federal Reserve Bank borrowings	0	138,222	(138,222)	(100.0)
Other short-term borrowings	0	3,343	(3,343)	(100.0)

Total other short-term borrowings	399,560	933,566	(534,006)	(57.2)

Total short-term borrowings	871,981	1,517,064	(645,083)	(42.5)

Long-term debt:
FHLB advances	1,100,893	1,404,275	(303,382)	(21.6)
Other long-term debt	383,343	383,218	125	0.0

Total long-term debt	1,484,236	1,787,493	(303,257)	(17.0)

Total	$2,356,217	$3,304,557	$(948,340)	(28.7)%

The $111.1 million net decrease in short-term customer funding was due to customers transferring funds from the cash management program to deposits due to the low interest rate environment. The decrease in long-term debt was due to maturities of Federal Home Loan Bank (FHLB) advances, which were generally not replaced with new advances.

Provision for Loan Losses and Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses:

	Three months ended March 31
	2010	2009
	(dollars in thousands)

Loans, net of unearned income outstanding at end of period	$11,964,840	$12,009,060

Daily average balance of loans, net of unearned income	$11,971,786	$12,041,286

Balance of allowance for credit losses at beginning of period	$257,553	$180,137
Loans charged off:
Real estate – construction	20,553	12,242
Commercial – industrial, agricultural and financial	2,981	10,622
Real estate – commercial mortgage	2,344	3,960
Real estate – residential mortgage and home equity	1,391	1,937
Consumer	2,078	2,076
Leasing and other	645	946

Total loans charged off	29,992	31,783

Recoveries of loans previously charged off:
Real estate – construction	315	112
Commercial – industrial, agricultural and financial	436	904
Real estate – commercial mortgage	128	10
Real estate – residential mortgage and home equity	1	1
Consumer	552	429
Leasing and other	261	253

Total recoveries	1,693	1,709

Net loans charged off	28,299	30,074
Provision for loan losses	40,000	50,000

Balance of allowance for credit losses at end of period	$269,254	$200,063

Components of Allowance for Credit Losses:
Allowance for loan losses	$264,915	$192,410
Reserve for unfunded lending commitments	4,339	7,653

Allowance for credit losses	$269,254	$200,063

Selected Ratios:
Net charge-offs to average loans (annualized)	0.95%	1.00%
Allowance for credit losses to loans outstanding	2.25%	1.67%
Allowance for loan losses to loans outstanding	2.21%	1.60%

The provision for loan losses was $40.0 million for the first quarter of 2010, a decrease of $10.0 million, or 20.0%, over the same period in 2009. A decrease in net charge-offs, the stabilization of non-performing loans, and a slowing in the pace of specific loan loss allocations needed for impaired loans all contributed to the decrease in the provision for loan losses.

Net charge-offs decreased $1.8 million, or 5.9%, to $28.3 million for the first quarter of 2010 compared to $30.1 million for the first quarter of 2009. Annualized net charge-offs to average loans decreased 5 basis points, or 5.0%, to 95 basis points for the first quarter of 2010. The $1.8 million decrease in net charge-offs was primarily due to decreases in commercial loan net charge-offs ($7.2 million, or 73.8%), commercial mortgage net charge-offs ($1.7 million, or 43.9%) and residential mortgage and home equity net charge-offs ($546,000, or 28.2%), offset by an increase in construction loan net charge-offs ($8.1 million, or 66.8%).

Of the $28.3 million of net charge-offs recorded in the first quarter of 2010, 32.2% were in Virginia, 29.5% in Maryland, 19.1% in New Jersey, and 18.6% in Pennsylvania. During the first quarter of 2010, there were six individual charge-offs which exceeded $1.0 million, totaling $17.0 million, which were for businesses that were negatively impacted by the downturn in residential and commercial real estate.

The following table summarizes the Corporation’s non-performing assets as of the indicated dates:

	March 31 2010	March 31 2009	December 31 2009
	(dollars in thousands)

Non-accrual loans	$242,423	$198,765	$238,360
Loans 90 days past due and accruing	43,603	47,284	43,359

Total non-performing loans	286,026	246,049	281,719
Other real estate owned (OREO)	26,228	23,189	23,309

Total non-performing assets	$312,254	$269,238	$305,028

Non-accrual loans to total loans	2.03%	1.66%	1.99%
Non-performing assets to total assets	1.90%	1.63%	1.83%
Allowance for credit losses to non-performing loans	94.14%	81.31%	91.42%
Non-performing assets to tangible common shareholders’ equity and allowance for credit losses	23.71%	23.71%	24.00%

Excluded from the summary of non-performing assets above were $51.4 million of loans whose terms were modified under troubled debt restructurings and were current under their modified terms at March 31, 2010. These troubled debt restructurings included $27.0 million of residential mortgages, $16.7 million of commercial mortgages, $4.8 million of construction loans and $2.6 million of commercial loans.

The following table summarizes the Corporation’s non-performing loans, by type, as of the indicated dates:

	March 31 2010	March 31 2009	December 31 2009
	(in thousands)

Real estate – construction	$79,527	$93,425	$92,841
Commercial – industrial, agricultural and financial	78,365	50,493	69,604
Real estate – commercial mortgage	70,565	59,899	61,052
Real estate – residential mortgage and home equity	42,302	31,365	45,748
Consumer	15,086	10,316	12,319
Leasing	181	551	155

Total non-performing loans	$286,026	$246,049	$281,719

Non-performing loans increased to $286.0 million at March 31, 2010, from $246.0 million at March 31, 2009. The $40.0 million, or 16.2%, increase in non-performing loans in comparison to March 31, 2009 was primarily due to a $27.9 million, or 55.2%, increase in non-performing commercial loans, a $10.9 million, or 34.9%, increase in non-performing residential mortgage and home equity loans and a $10.7 million, or 17.8%, increase in non-performing commercial mortgages, offset by a $13.9 million, or 14.9%, decrease in non-performing construction loans.

The $27.9 million increase in non-performing commercial loans was a result of prolonged weak economic conditions continuing to put stress on business customers. Geographically, the increases were as follows: $17.6 million, or 91.3%, in the Pennsylvania market, $4.2 million, or 98.0%, in the Maryland market, $3.1 million, or 28.0%, in the Virginia market and $2.6 million, or 16.7%, in the New Jersey market.

The $10.9 million increase in non-performing residential mortgage and home equity loans was primarily due to increases in the New Jersey ($4.7 million, or 110.7%) and Pennsylvania ($4.3 million, or 73.6%) markets. The $10.7 million increase in non-performing commercial mortgages was due to increases in the New Jersey ($13.8 million, or 58.7%) and Pennsylvania ($3.9 million, or 18.3%) markets, offset by a decrease in the Maryland ($8.1 million, or 82.0%) market.

The $13.9 million decrease in non-performing construction loans was due to the $20.2 million of net charge-offs recorded during the first quarter of 2010, partially offset by increases to non-performing construction loans, primarily in the Pennsylvania market.

The $26.2 million of OREO at March 31, 2010 included $19.4 million of residential properties and $6.8 million of commercial properties. The residential properties included $7.8 million of foreclosed repurchased residential mortgage loans, as discussed in Note G, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

The following table summarizes loan delinquency rates, by type, as of March 31:

	2010			2009
	30-60 Days	> 90 Days	Total	30-60 Days	> 90 Days	Total
Real estate – construction	2.19%	8.49%	10.68%	1.12%	7.65%	8.77%
Commercial – industrial, agricultural and financial	0.71	2.13	2.84	0.67	1.59	2.26
Real estate – commercial mortgage	1.36	1.62	2.98	0.61	1.27	1.88
Real estate – residential mortgage	3.58	4.51	8.09	4.08	3.56	7.64
Consumer, home equity, leasing and other	0.95	0.74	1.69	0.77	0.51	1.28

Total	1.33%	2.39%	3.72%	0.98%	2.05%	3.03%

Total dollars (in thousands)	$159,632	$286,528	$446,160	$117,715	$247,755	$365,470

In comparison to the first quarter of 2009, the Corporation experienced an increase in delinquency rates across all loan categories. Delinquency rates at December 31, 2009 were 1.09% in the 30 to 60 days past due category and 2.36% in the greater than 90 days category.

The increase in construction loan delinquency percentages was due to a decrease in the construction loan portfolio as total delinquency slightly decreased in dollars. During the past year, the delinquencies on commercial loans and commercial mortgages have increased, a by-product of slow consumer demand that continues to place stress on businesses.

The following table presents ending balances of loans outstanding, net of unearned income:

	March 31 2010	March 31 2009	December 31 2009
	(in thousands)

Real-estate – commercial mortgage	$4,322,774	$4,068,342	$4,292,300
Commercial – industrial, agricultural and financial	3,684,903	3,653,503	3,699,198
Real-estate – home equity	1,638,179	1,673,613	1,644,260
Real-estate – residential mortgage	951,381	947,837	921,741
Real-estate – construction	937,279	1,205,256	978,267
Consumer	361,681	378,851	360,698
Leasing and other	68,643	81,658	75,960

Loans, net of unearned income	$11,964,840	$12,009,060	$11,972,424

Approximately $5.3 billion, or 44.0%, of the Corporation’s loan portfolio was in commercial mortgage and construction loans at March 31, 2010. The Corporation does not have a concentration of credit risk with any single borrower, industry or geographical location. However, the performance of real estate markets in general has adversely impacted the performance of these loans.

Commercial loans comprise 30.8% of the total loan portfolio. The credit quality of these loans has been impacted by generally poor economic conditions as businesses continue to struggle for growth as a result of reduced consumer spending.

Approximately $2.6 billion, or 21.6%, of the Corporation’s loan portfolio was in residential mortgage and home equity loans at March 31, 2010. Recent years deterioration in residential real estate values in some geographic areas, most notably in portions of Maryland, New Jersey and Virginia, and generally poor economic conditions have resulted in increases in non-performing loans and negatively impacted the overall credit quality of the portfolio.

Management believes that the allowance for credit losses of $269.3 million at March 31, 2010 is sufficient to cover losses inherent in both the loan portfolio and the unfunded lending commitments as of that date and is appropriate based on applicable accounting standards.

Other Income

The following table presents the components of other income:

	Three months ended March 31		Increase (decrease)
	2010	2009	$	%
	(dollars in thousands)
Overdraft fees	$8,884	$8,442	$442	5.2%
Cash management fees	2,277	3,203	(926)	(28.9)
Other	3,106	3,249	(143)	(4.4)

Service charges on deposit accounts	14,267	14,894	(627)	(4.2)
Debit card income	2,953	2,440	513	21.0
Merchant fees	1,824	1,626	198	12.2
Foreign exchange income	1,938	1,283	655	51.1
Letter of credit fees	1,239	1,534	(295)	(19.2)
Other	1,418	1,471	(53)	(3.6)

Other service charges and fees	9,372	8,354	1,018	12.2
Investment management and trust services	8,088	7,903	185	2.3
Gains on sales of mortgage loans	3,364	8,591	(5,227)	(60.8)
Credit card income	1,451	1,187	264	22.2
Gains on sales of OREO	464	161	303	188.2
Other	2,684	2,905	(221)	(7.6)

Total, excluding investment securities gains (losses)	39,690	43,995	(4,305)	(9.8)
Investment securities gains (losses)	(2,223)	2,919	(5,142)	(176.2)

Total	$37,467	$46,914	$(9,447)	(20.1)%

The $627,000, or 4.2%, decrease in service charges on deposit accounts was due primarily to a $926,000, or 28.9%, decrease in cash management fees, due to customers transferring funds from the cash management program to deposits due to the low interest rate environment, offset by an increase of $442,000, or 5.2%, in overdraft fees due to an increase in volume.

The $1.0 million, or 12.2%, increase in other service charges was primarily due to a $513,000, or 21.0%, increase in debit card fees, as a result of increasing transaction volumes and a $655,000, or 51.1%, increase in foreign currency processing revenue, also due to an increase in transaction volumes.

Gains on sales of mortgage loans decreased $5.2 million, or 60.8%, due to a decrease in the volume of loans sold. Total loans sold in the first quarter of 2010 were $199.6 million, compared to $572.6 million in the first quarter of 2009. The $373.0 million, or 65.1%, decrease in volume was mainly due to lower refinance activity as interest rates were higher in the first quarter of 2010. For the three months ended March 31, 2010, 55% of loans originated for sale were refinances, compared to 84% for the same period in 2009.

The $264,000, or 22.2%, increase in credit card income was due to an increase in new relationships, which generate fees under a joint marketing agreement with an independent third party. The $303,000, or 188.2%, increase in gains on sales of OREO was due to an increase in the number of properties sold.

Investment securities losses of $2.2 million for the first quarter of 2010 included $2.8 million of net gains on the sales of securities, offset by $5.0 million of other-than-temporary impairment charges. The Corporation recorded $4.2 million of other-than-temporary impairment charges for pooled trust preferred securities issued by financial institutions and $824,000 of other-than-temporary impairment charges for certain financial institution stocks. The $2.9 million of investment securities gains for the first quarter of 2009 was due primarily to $6.0 million of net gains on the sales of securities, primarily collateralized mortgage obligations, partially offset by $2.0 million of other-than-temporary impairment charges for debt securities issued by financial institution, $956,000 of other-than-temporary impairment charges for certain financial institutions stocks and $106,000 of other-than-temporary impairment charges for other equity securities. See Note C, “Investment Securities” in the Notes to Consolidated Financial Statements for additional details.

Other Expenses

The following table presents the components of other expenses:

	Three months ended March 31		Increase (decrease)
	2010	2009	$	%
	(dollars in thousands)
Salaries and employee benefits	$52,345	$55,304	$(2,959)	(5.4)%
Net occupancy expense	11,650	11,023	627	5.7
FDIC insurance expense	4,954	4,288	666	15.5
Equipment expense	3,091	3,079	12	0.4
Data processing	2,624	3,072	(448)	(14.6)
Professional fees	2,546	2,228	318	14.3
Telecommunications	2,270	2,163	107	4.9
Marketing	1,830	2,571	(741)	(28.8)
Supplies	1,329	1,281	48	3.7
Intangible amortization	1,314	1,463	(149)	(10.2)
Postage	1,305	1,384	(79)	(5.7)
OREO expense	1,661	1,316	345	26.2
Operating risk loss	511	6,201	(5,690)	(91.8)
Other	11,799	10,999	800	7.3

Total	$99,229	$106,372	$(7,143)	(6.7)%

Salaries and employee benefits decreased $3.0 million, or 5.4%, with salaries decreasing $1.7 million, or 3.8%, and employee benefits decreasing $1.3 million, or 11.5%. The decrease in salaries was primarily due to an $841,000 decrease in incentive compensation expense, in addition to a decrease in average full-time equivalent employees from 3,640 in the first quarter of 2009 to 3,530 in the first quarter of 2010, largely due to the consolidation of The Columbia Bank’s back office functions in 2009.

The $1.3 million decrease in employee benefits was primarily due to a $792,000 decrease in healthcare costs as claims decreased as a result of higher deductibles in 2010 and $749,000 of severance expense recorded in the first quarter of 2009 for the consolidation of The Columbia Bank’s back office functions.

The $627,000, or 5.7%, increase in net occupancy expense was primarily due to higher snow removal and utilities costs. The $666,000, or 15.5%, increase in FDIC insurance expense was due to an increase in assessment rates and growth in insured deposits. The $448,000, or 14.6%, decrease in data processing expense was primarily due to the conversion of The Columbia Bank’s back office systems in the third quarter of 2009. The $318,000, or 14.3%, increase in professional fees was due to an increase in regulatory fees and an increase in legal fees related to collection and workout efforts for non-performing loans. The $741,000, or 28.8%, decrease in marketing expenses was due to an effort to reduce discretionary spending and the timing of promotional campaigns. The $345,000, or 26.2%, increase in OREO expense was primarily due to an increase in loss provisions and losses on disposition.

The $5.7 million decrease in operating risk loss was a result of a $6.2 million charge recorded in the first quarter of 2009 related to the Corporation’s commitment to purchase illiquid ARCs from customer accounts. The Corporation did not record any charges related to this guarantee in 2010 as all remaining customer ARCs were purchased during 2009.

The $800,000, or 7.3%, increase in other expenses was primarily due a to $754,000 increase in costs associated with the repossession of foreclosed assets and a $492,000 increase in student loan lender expense. These increases were partially offset by a $166,000 decrease in outside services and a $164,000 decrease in travel, meals and entertainment expenses, all as a result of efforts by the Corporation to reduce discretionary spending.

Income Taxes

Income tax expense for the first quarter of 2010 was $9.3 million, a $7.7 million, or 489.1%, increase from $1.6 million in 2009. The increase was primarily due to the increase in income before income taxes.

The Corporation’s effective tax rate was 25.2% in 2010, as compared to 10.7% in 2009. The effective rate is generally lower than the Federal statutory rate of 35% due to investments in tax-free municipal securities and Federal tax credits earned from investments in low and moderate-income housing partnerships. The effective rate for the first quarter of 2010 is higher than the same period in 2009 due to non-taxable income and tax credits having a smaller impact on the effective tax rate due to the higher level of income before income taxes.

FINANCIAL CONDITION

Total assets decreased $224.1 million, or 1.3%, to $16.4 billion at March 31, 2010, compared to $16.6 billion at December 31, 2009.

Investment securities decreased $163.5 million, or 5.0%. In late 2009, the Corporation purchased collateralized mortgage obligations with funds generated from an increase in deposits, combined with a decrease in loans. During the first quarter of 2010, some of the proceeds from maturities of investment securities were used to reduce Federal funds purchased and FHLB advances.

The Corporation experienced a $7.6 million, or 0.1%, decrease in loans, net of unearned income. Construction loans decreased $41.0 million, or 4.2%, due to paydowns on existing loans and $20.2 million of net charge-offs recorded in the first three months of 2010. Commercial loans decreased $14.3 million, or 0.4%, due to continued weak economic conditions. Offsetting these decreases was a $30.5 million, or 0.7%, increase in commercial mortgages and a $29.6 million, or 3.2%, increase in residential mortgages. Residential mortgages increased as certain 10 and 15 year mortgages originated in the first quarter of 2010 were held in portfolio rather than being sold in the secondary market.

Loans held for sale decreased $31.6 million, or 37.0%, due to a decrease in the volume of loans originated for sale. The decrease in originations was primarily due to an increase in residential mortgage interest rates during the first quarter of 2010.

Deposits increased $58.5 million, or 0.5%, due an increase in demand and savings deposits of $214.6 million, or 3.2%, offset by a decrease in time deposits of $156.0 million, or 2.9%. The increase in demand and savings accounts was in business and personal accounts. The growth in business accounts was due, in part, to businesses being required to keep higher balances on hand to offset service fees, as well as a movement from the Corporation’s cash management products due to the current low rates. The decrease in time deposits was due to a decrease in customer demand for time deposits.

Short-term borrowings decreased $244.3 million, or 28.1%, due to a $216.0 million, or 57.1%, decrease in Federal funds purchased. The decrease in short-term borrowings largely resulted from proceeds received from maturing investment securities which were not reinvested. Long-term borrowings decreased $100.0 million, or 6.5%, due to a $100.1 million, or 8.6%, decrease in FHLB advances.

Other liabilities increased $25.6 million, or 17.7%, due to an $11.6 million increase in equity commitments payable on low and moderate-income housing partnership investments, an $8.1 million increase in accrued taxes, due to an increase in income before taxes, and a $3.5 million increase in the reserve for unfunded loan commitments.

Capital Resources

Total shareholders’ equity increased $33.4 million, or 1.7%, during the first three months of 2010. The increase was due to $27.5 million of net income and a $12.8 million increase in net holding gains on investment securities, offset by $10.0 million in dividends on common and preferred shares outstanding.

The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s consolidated financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of March 31, 2010, the Corporation and each of its bank subsidiaries met the minimum requirements. In addition, each of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

	March 31 2010	December 31 2009	Regulatory Minimum Capital Adequacy
Total Capital (to Risk Weighted Assets)	15.1%	14.7%	8.0%
Tier I Capital (to Risk Weighted Assets)	12.2%	11.9%	4.0%
Tier I Capital (to Average Assets)	9.8%	9.7%	3.0%

Tangible common equity to tangible assets (1)	6.6%	6.3%
Tangible common equity to risk weighted assets (2)	8.2%	7.8%

(1)	Ending common shareholders’ equity, excluding goodwill and intangible assets, divided by ending assets, excluding goodwill and intangible assets.
(2)	Ending common shareholders’ equity, excluding goodwill and intangible assets, divided by risk-weighted assets.

In connection with the Emergency Economic Stabilization Act of 2008 (EESA), the U.S. Treasury Department (UST) initiated a Capital Purchase Program (CPP) which allowed for qualifying financial institutions to issue preferred stock to the UST, subject to certain terms and conditions. The EESA was initially developed to attract broad participation by strong financial institutions, to stabilize the financial system and increase lending to benefit the national economy and citizens of the U.S.

In December 2008, the Corporation voluntarily participated in the CPP by issuing $376.5 million of fixed rate cumulative perpetual preferred stock, and warrants to purchase 5.5 million of the Corporation's common stock, to the UST. The preferred stock pays a compounding cumulative dividend at a rate of 5.0% for the first five years and 9.0% thereafter.

The $376.5 million par value of the preferred stock is included in regulatory capital. Pro-forma regulatory capital ratios, excluding this amount would be as follows:

	March 31 2010	December 31 2009	Regulatory Minimum Capital Adequacy
Total Capital (to Risk Weighted Assets)	12.1%	11.8%	8.0%
Tier I Capital (to Risk Weighted Assets)	9.3%	9.0%	4.0%
Tier I Capital (to Average Assets)	7.4%	7.3%	3.0%

On May 5, 2010, the Corporation issued 21.8 million shares of its common stock, in an underwritten public offering, for total proceeds of $226.7 million, net of underwriting discounts and commissions. The underwriter has a 30-day option to purchase up to an additional 3.3 million shares at $10.40 per share.

The Corporation intends to use the net proceeds from this offering, together with other funds, to redeem all of the Series A Preferred Stock that it issued to the UST as part of the Troubled Asset Relief Program at such time as its banking regulators authorize and the UST formally approves.

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

The Corporation’s sources and uses of cash were discussed in general terms in the net interest income section of Management’s Discussion. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during the first quarter of 2010 generated $121.9 million of cash, mainly due to net income, as adjusted for non-cash expenses, most notably the provision for loan losses and the net decrease in loans held for sale. Cash flows provided by investing activities were $164.3 million, due to proceeds from the sales and maturities of available for sale securities exceeding purchases of available for sale securities. Net cash outflows from financing activities were $294.5 million, primarily due to a net decrease in short-term borrowings and long-term debt repayments exceeding a net increase in deposits.

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

Equity Market Price Risk

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s equity investments consisted of $100.0 million of Federal Home Loan Bank (FHLB) and Federal Reserve Bank stock, $33.3 million of stocks of publicly traded financial institutions, and $8.8 million of money market mutual funds and other equity investments. The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had a cost basis of approximately $31.4 million and fair value of $33.3 million at March 31, 2010. Gross unrealized gains in this portfolio were $3.7 million, and gross unrealized losses were $1.8 million.

The Corporation has evaluated whether any unrealized losses on individual equity investments constituted other-than-temporary impairment, which would require a write-down through a charge to earnings. Based on the results of such evaluations, the Corporation recorded write-downs of $824,000 for specific financial institution stocks that were deemed to exhibit other-than-temporary impairment in value during the three months ended March 31, 2010. Additional impairment charges may be necessary in the future depending upon the performance of the equity markets in general and the performance of the individual investments held by the Corporation. See Note C, “Investment Securities”, in the Notes to Consolidated Financial Statements for additional details.

Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the issuers. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation’s equity securities are classified as trading. Future cash flows from these investments are not provided in the table on page 43 as such investments do not have maturity dates.

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

In addition to its equity portfolio, the Corporation’s investment management and trust services income may be impacted by fluctuations in the securities markets. A portion of this revenue is based on the value of the underlying investment portfolios. If the values of those investment portfolios decrease, whether due to factors influencing U.S. securities markets in general or otherwise, the Corporation’s revenue would be negatively impacted. In addition, the Corporation’s ability to sell its brokerage services in the future will be dependent, in part, upon consumers’ level of confidence in the outlook for rising securities prices.

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

Auction Rate Certificates

The Corporation’s debt securities include investments in student loan auction rate securities, also known as auction rate certificates (ARCs) with a cost basis of $292.3 million and fair value of $288.1 million, or 1.8% of total assets at March 31, 2010.

ARCs are long-term securities structured to allow their sale in periodic auctions, resulting in both the treatment of ARCs as short-term instruments in normal market conditions and fair values that could be derived based on periodic auction prices. However, beginning in 2008, market auctions for these securities began to fail due to an insufficient number of buyers, resulting in an illiquid market. This illiquidity has resulted in recent market prices that represent forced liquidations or distressed sales and do not provide an accurate basis for fair value. Therefore, at March 31, 2010, the fair value of ARCs were derived using significant unobservable inputs based on an expected cash flow model which produced fair values that were materially different from those that would be expected from settlement of these investments in the illiquid market that presently exists. The expected cash flow model produced fair values which assumed a return to market liquidity sometime within the next three years.

The credit quality of the underlying debt associated with ARCs is also a factor in the determination of their estimated fair value. As of March 31, 2010, approximately $260 million, or 90%, of the ARCs were rated above investment grade, with approximately $187 million, or 65%, AAA rated by at least one ratings agency. Approximately $30 million, or 10%, of ARCs are rated below investment grade by at least one ratings agency. Of this amount, approximately $17 million, or 57%, of the student loans underlying the ARCs have principal payments which are guaranteed by the Federal government. In total, approximately $255 million, or 88%, of the student loans underlying the ARCs have principal payments which are guaranteed by the Federal government. All ARCs were current and making scheduled interest payments. At March 31, 2010, the risk of changes in the estimated fair values of ARCs due to deterioration in the credit quality of their underlying debt instruments was not significant.

Corporate Debt Securities

The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities and subordinated debt issued by financial institutions, as presented in the following table:

	March 31, 2010
	Amortized cost	Estimated fair value
	(in thousands)

Single-issuer trust preferred securities	$95,500	$80,691
Subordinated debt	34,913	34,113
Pooled trust preferred securities	16,295	4,900

Total corporate debt securities issued by financial institutions	$146,708	$119,704

The fair values for pooled trust preferred securities and certain single-issuer trust preferred securities were based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers.

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $14.8 million as of March 31, 2010. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities during the three months ended March 31, 2010. The Corporation holds 11 single-issuer trust preferred securities that are rated below investment grade by at least one ratings agency, with an amortized cost of $37.1 million and an estimated fair value of $33.2 million as of March 31, 2010. The majority of the single-issuer trust preferred securities rated below investment grade were rated BB or Baa. Single-issuer trust preferred securities with an amortized cost of $10.2 million and an estimated fair value of $7.1 million as of March 31, 2010, were not rated by any ratings agency and, due to inactive or limited trading activity, were classified as Level 3 assets under FASB ASC Topic 820. See Note I, “Fair Value Measurements”, in the Notes to Consolidated Financial Statements for additional details.

During the three months ended March 31, 2010, the Corporation recorded $4.2 million of other-than-temporary impairment losses for pooled trust preferred securities, based on an expected cash flows model. The Corporation holds ten pooled trust preferred securities. Nine of these securities, with an amortized cost of $15.4 million and an estimated fair value of $4.3 million, are rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. For each of the nine pooled trust preferred securities rated below investment grade, the class of securities held by the Corporation is below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool.

The amortized cost of pooled trust preferred securities is the purchase price of the securities, net of cumulative credit related other-than-temporary impairment charges, determined using an expected cash flows model. The most significant input to the expected cash flows model was the expected payment deferral rate for each pooled trust preferred security. The Corporation evaluates the financial metrics, such as capital ratios and non-performing asset ratios, of the individual financial institution issuers that comprise each pooled trust preferred security to estimate its expected deferral rate. The actual weighted average cumulative defaults and deferrals as a percentage of original collateral were approximately 27% as of March 31, 2010. The discounted cash flow modeling for pooled trust preferred securities held by the Corporation assumed an additional 12% expected weighted average deferral rate as of March 31, 2010.

Additional impairment charges for debt securities may be necessary in the future depending upon the performance of the individual investments held by the Corporation.

See Note C, “Investment Securities”, in the Notes to Consolidated Financial Statements for further discussion related to the Corporation’s other-than-temporary impairment evaluations for debt securities and Note I, “Fair Value Measurements”, in the Notes to Consolidated Financial Statements for further discussion related to debt securities’ fair values.

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

	Expected Maturity Period							Estimated Fair Value
	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond	Total

Fixed rate loans (1)	$1,050,395	$512,322	$411,700	$342,260	$273,378	$633,853	$3,223,908	$3,252,832
Average rate	4.81%	6.50%	6.45%	6.37%	6.53%	5.96%	5.83%
Floating rate loans (1) (2)	2,156,549	1,108,156	891,937	817,354	1,723,117	2,034,845	8,731,958	8,691,753
Average rate	4.81%	5.12%	5.13%	4.96%	4.47%	5.60%	5.01%
Fixed rate investments (3)	582,362	477,723	333,999	254,471	173,615	727,093	2,549,263	2,617,311
Average rate	4.41%	4.62%	4.66%	4.69%	4.65%	4.31%	4.50%
Floating rate investments (3)	0	500	292,341	101	207	73,563	366,712	344,260
Average rate	0%	4.11%	4.34%	1.18%	1.65%	2.52%	3.98%
Other interest-earning assets	61,640	0	0	0	0	0	61,640	61,640
Average rate	3.71%	0%	0%	0%	0%	0%	3.71%

Total	$3,850,946	$2,098,701	$1,929,977	$1,414,186	$2,170,317	$3,469,354	$14,933,481	$14,967,796
Average rate	4.73%	5.34%	5.21%	5.26%	4.74%	5.33%	5.07%

Fixed rate deposits (4)	$3,207,407	$793,347	$378,381	$126,148	$54,037	$12,381	$4,571,701	$4,614,223
Average rate	1.78%	2.48%	3.26%	3.36%	2.86%	2.69%	2.09%
Floating rate deposits (5)	3,244,455	181,996	179,470	170,904	172,847	1,596,883	5,546,555	5,546,555
Average rate	0.84%	0.55%	0.55%	0.52%	0.53%	0.34%	0.66%
Fixed rate borrowings (6)	411,750	87,824	30,815	857	56,145	833,063	1,420,454	1,372,247
Average rate	4.45%	3.89%	4.46%	5.08%	3.28%	4.97%	4.68%
Floating rate borrowings (7)	624,950	0	0	0	0	20,000	644,950	629,556
Average rate	0.24%	0%	0%	0%	0%	2.65%	0.31%

Total	$7,488,562	$1,063,167	$588,666	$297,909	$283,029	$2,462,327	$12,183,660	$12,162,581
Average rate	1.39%	2.26%	2.50%	1.74%	1.52%	1.94%	1.65%

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments. Excludes overdraft deposit balances.
(2)	Line of credit amounts are based on historical cash flow assumptions, with an average life of approximately 5 years.
(3)	Amounts are based on contractual maturities; adjusted for expected prepayments on mortgage-backed securities and collateralized mortgage obligations and expected calls on agency and municipal securities.
(4)	Amounts are based on contractual maturities of time deposits.
(5)	Estimated based on history of deposit flows.
(6)	Amounts are based on contractual maturities of debt instruments, adjusted for possible calls. Amounts also include junior subordinated deferrable interest debentures.
(7)	Amounts include Federal Funds purchased, short-term promissory notes and securities sold under agreements to repurchase, which mature in less than 90 days, in addition to junior subordinated deferrable interest debentures.

The preceding table and discussion addressed the liquidity implications of interest rate risk and focused on expected cash flows from financial instruments. Expected maturities, however, do not necessarily reflect the net interest impact of interest rate changes. Certain financial instruments, such as adjustable rate loans, have repricing periods that differ from expected cash flows periods. Fair value adjustments related to acquisitions are not included in the preceding table.

Included within the $8.7 billion of floating rate loans above are $3.6 billion of loans, or 41.7% of the total, that float with the prime interest rate, $1.2 billion, or 13.6%, of loans that float with other interest rates, primarily LIBOR, and $3.9 billion, or 44.7%, of adjustable rate loans. The $3.9 billion of adjustable rate loans include loans that are fixed rate instruments for a certain period of time, and then convert to floating rates.

The following table presents the percentage of adjustable rate loans, at March 31, 2010, stratified by the period until their next repricing:

Percent of Total Adjustable Rate Loans
One year	29.7%
Two years	19.7
Three years	18.5
Four years	17.2
Five years	10.1
Greater than five years	4.8

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

Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into repricing periods. The sum of assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits having no contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans, mortgage-backed securities and collateralized mortgage obligations includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative six-month ratio of rate sensitive assets to rate sensitive liabilities (RSA/RSL) to a range of 0.85 to 1.15. As of March 31, 2010, the cumulative six-month ratio of RSA/RSL was 1.10.

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

The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenario is not shown):

Rate Shock	Annual change in net interest income		% Change
+300 bp	+ $	47.3 million	+ 8.0%
+200 bp	+ $	27.8 million	+ 4.7%
+100 bp	+ $	9.4 million	+ 1.6%
- 100 bp (1)	- $	658,000	- 0.1%

(1)	Because certain current short-term interest rates are at or below 1.00%, the 100 basis point downward shock assumes that corresponding short-term interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis points downward shock.

Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point shock movement in interest rates. As of March 31, 2010, the Corporation was within policy limits for every 100 basis point shock movement in interest rates.

Item 4.	Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Corporation's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in the Corporation’s internal control over financial reporting during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

Information responsive to this item as of March 31, 2010 appears under the heading, “Risk Factors” within the Corporation’s Form 10-K for the year ended December 31, 2009, except for the following additional risk factors.

Increases in FDIC insurance premiums may adversely affect the Corporation’s earnings.

In response to the impact of economic conditions since 2008 on banks generally and on the FDIC deposit insurance fund, the FDIC changed its risk-based assessment system and increased base assessment rates. In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of premiums to replenish the depleted insurance fund. A change in the risk categories applicable to the Corporation’s bank subsidiaries, further adjustments to base assessment rates and any special assessments could have a material adverse effect on the Corporation’s earnings, financial condition and results of operation and may adversely affect the market price of the Corporation’s common stock.

Proposed legislative and regulatory reforms may, if enacted or adopted, have a significant impact on the Corporation’s business and results of operations.

Recent events in the financial services industry and, more generally, in the financial markets and the economy, have led to various proposals for changes in the regulation of the financial services industry. In 2009, separate comprehensive financial reform bills were introduced in both houses of Congress. On December 11, 2009, the U.S. House of Representatives passed the Wall Street Reform and Consumer Protection Act of 2009, and similarly comprehensive legislation is pending in the U.S. Senate. It remains uncertain whether, and in what form, any legislation passed by Congress may ultimately be implemented, and enactment of any legislation could have an adverse effect on the Corporation’s business and results of operations and may adversely affect the market price of the Corporation’s common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities and Use of Proceeds

Not applicable.

Item 4.	Reserved

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

See Exhibit Index for a list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report.

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULTON FINANCIAL CORPORATION

Date:	May 7, 2010	/s/ R. Scott Smith, Jr.
R. Scott Smith, Jr.
Chairman and Chief Executive Officer

Date:	May 7, 2010	/s/ Charles J. Nugent
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