Form 10-Q
period 2010-06-30
FULTON FINANCIAL CORP
filed 2010-08-09
CIK 700564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010,

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $2.50 Par Value – 198,792,000 shares outstanding as of July 31, 2010.

FULTON FINANCIAL CORPORATION

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

Item 1. Financial Statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	June 30 2010 (unaudited)	December 31 2009
ASSETS
Cash and due from banks	$268,371	$284,508
Interest-bearing deposits with other banks	433,687	16,591
Loans held for sale	93,504	85,384
Investment securities:
Held to maturity (estimated fair value of $8,145 in 2010 and $8,797 in 2009)	8,054	8,700
Available for sale	2,884,836	3,258,386

Loans, net of unearned income	11,943,384	11,972,424
Less: Allowance for loan losses	(272,042)	(256,698)

Net Loans	11,671,342	11,715,726

Premises and equipment	205,299	204,203
Accrued interest receivable	54,763	58,515
Goodwill	535,256	534,862
Intangible assets	15,046	17,701
Other assets	456,719	451,059

Total Assets	$16,626,877	$16,635,635

LIABILITIES
Deposits:
Noninterest-bearing	$2,147,153	$2,012,837
Interest-bearing	10,198,319	10,085,077

Total Deposits	12,345,472	12,097,914

Short-term borrowings:
Federal funds purchased	9,567	378,067
Other short-term borrowings	448,767	490,873

Total Short-Term Borrowings	458,334	868,940

Accrued interest payable	43,292	46,596
Other liabilities	182,880	144,930
Federal Home Loan Bank advances and long-term debt	1,365,688	1,540,773

Total Liabilities	14,395,666	14,699,153

SHAREHOLDERS’ EQUITY
Preferred stock, $1,000 par value, 376,500 shares authorized and outstanding	371,009	370,290
Common stock, $2.50 par value, 600 million shares authorized, 214.9 million shares issued in 2010 and 193.0 million shares issued in 2009	537,370	482,491
Additional paid-in capital	1,430,270	1,257,730
Retained earnings	109,287	71,999
Accumulated other comprehensive income:
Unrealized gains on investment securities not other-than-temporarily impaired	49,470	24,975
Unrealized non-credit related losses on other-than-temporarily impaired debt securities	(5,844)	(8,349)
Unrecognized pension and postretirement plan costs	(5,905)	(5,942)
Unamortized effective portions of losses on forward-starting interest rate swaps	(3,159)	(3,226)

Accumulated other comprehensive income	34,562	7,458
Treasury stock, 16.5 million shares in 2010 and 16.6 million shares in 2009, at cost	(251,287)	(253,486)

Total Shareholders’ Equity	2,231,211	1,936,482

Total Liabilities and Shareholders’ Equity	$16,626,877	$16,635,635

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
INTEREST INCOME
Loans, including fees	$157,628	$162,276	$315,162	$324,590
Investment securities:
Taxable	25,146	29,422	53,295	56,272
Tax-exempt	3,348	4,176	6,943	8,652
Dividends	660	555	1,389	1,172
Loans held for sale	667	1,628	1,223	2,889
Other interest income	231	40	256	89

Total Interest Income	187,680	198,097	378,268	393,664

INTEREST EXPENSE
Deposits	31,819	48,007	65,557	97,902
Short-term borrowings	390	921	939	2,358
Long-term debt	16,313	21,225	34,105	41,344

Total Interest Expense	48,522	70,153	100,601	141,604

Net Interest Income	139,158	127,944	277,667	252,060
Provision for loan losses	40,000	50,000	80,000	100,000

Net Interest Income After Provision for Loan Losses	99,158	77,944	197,667	152,060

OTHER INCOME
Service charges on deposit accounts	15,482	15,061	29,749	29,955
Other service charges and fees	10,522	9,595	19,894	17,949
Investment management and trust services	8,655	7,876	16,743	15,779
Gains on sales of mortgage loans	3,063	7,395	6,427	15,986
Other	5,339	5,373	9,938	9,626

Total other-than-temporary impairment losses	(4,334)	(8,168)	(9,585)	(14,024)
Less: Portion of loss recognized in other comprehensive income (before taxes)	836	4,789	1,110	7,605

Net other-than-temporary impairment losses	(3,498)	(3,379)	(8,475)	(6,419)
Net gains on sale of investment securities	4,402	3,456	7,156	9,415

Net investment securities gains (losses)	904	77	(1,319)	2,996

Total Other Income	43,965	45,377	81,432	92,291

OTHER EXPENSES
Salaries and employee benefits	54,654	55,799	106,999	111,103
Net occupancy expense	10,519	10,240	22,169	21,263
FDIC insurance expense	5,136	12,206	10,090	16,494
Professional fees	3,035	2,088	5,581	4,316
Equipment expense	2,663	3,300	5,754	6,379
Data processing	2,364	2,907	4,988	5,979
Marketing	2,271	1,724	4,101	4,295
Telecommunications	2,086	2,181	4,356	4,344
Intangible amortization	1,341	1,434	2,655	2,897
Operating risk loss	640	144	1,151	6,345
Other	15,449	15,783	31,543	30,763

Total Other Expenses	100,158	107,806	199,387	214,178

Income Before Income Taxes	42,965	15,515	79,712	30,173
Income taxes	11,283	2,404	20,550	3,977

Net Income	31,682	13,111	59,162	26,196
Preferred stock dividends and discount accretion	(5,066)	(5,046)	(10,131)	(10,077)

Net Income Available to Common Shareholders	$26,616	$8,065	$49,031	$16,119

PER COMMON SHARE:
Net income (basic)	$0.14	$0.05	$0.27	$0.09
Net income (diluted)	0.14	0.05	0.27	0.09
Cash dividends	0.03	0.03	0.06	0.06

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
		Shares Outstanding	Amount
	(in thousands)
Balance at December 31, 2009	$370,290	176,364	$482,491	$1,257,730	$71,999	$7,458	$(253,486)	$1,936,482
Comprehensive income:
Net income					59,162			59,162
Other comprehensive income						27,104		27,104

Total comprehensive income								86,266

Stock issued, including related tax benefits		22,099	54,879	171,929			2,199	229,007
Stock-based compensation awards				611				611
Preferred stock discount accretion	719				(719)			0
Preferred stock cash dividends					(9,412)			(9,412)
Common stock cash dividends - $0.06 per share					(11,743)			(11,743)

Balance at June 30, 2010	$371,009	198,463	$537,370	$1,430,270	$109,287	$34,562	$(251,287)	$2,231,211

Balance at December 31, 2008	$368,944	175,044	$480,978	$1,260,947	$31,075	$(17,907)	$(264,390)	$1,859,647
Cumulative effect of FSP FAS 115-2 and FAS 124-2 adoption (net of $3.4 million tax effect)					6,298	(6,298)		0
Comprehensive income:
Net income					26,196			26,196
Other comprehensive loss						(482)		(482)

Total comprehensive income								25,714

Stock issued, including related tax benefits		662	441	(3,147)			7,412	4,706
Stock-based compensation awards				827				827
Preferred stock discount accretion	666				(666)			0
Preferred stock cash dividends					(7,424)			(7,424)
Common stock cash dividends - $0.06 per share					(10,542)			(10,542)

Balance at June 30, 2009	$369,610	175,706	$481,419	$1,258,627	$44,937	$(24,687)	$(256,978)	$1,872,928

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$59,162	$26,196

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	80,000	100,000
Depreciation and amortization of premises and equipment	10,261	10,148
Net amortization of investment securities premiums	1,187	1,081
Investment securities (gains) losses	1,319	(2,996)
Net increase in loans held for sale	(8,120)	(146,599)
Amortization of intangible assets	2,655	2,897
Stock-based compensation	611	827
Decrease in accrued interest receivable	3,752	489
Increase in other assets	(256)	(24,941)
(Decrease) increase in accrued interest payable	(3,304)	7,793
Increase in other liabilities	3,236	14,987

Total adjustments	91,341	(36,314)

Net cash provided by (used in) operating activities	150,503	(10,118)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	276,691	179,083
Proceeds from maturities of securities held to maturity	227	3,101
Proceeds from maturities of securities available for sale	388,152	401,328
Purchase of securities held to maturity	(122)	(3,056)
Purchase of securities available for sale	(245,875)	(1,349,391)
Increase in short-term investments	(417,096)	(4,180)
Net (increase) decrease in loans	(28,136)	116,619
Net purchases of premises and equipment	(11,357)	(12,565)

Net cash used in investing activities	(37,516)	(669,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	523,628	718,931
Net (decrease) increase in time deposits	(276,070)	445,450
Additions to long-term debt	45,000	0
Repayments of long-term debt	(220,085)	(36,830)
Decrease in short-term borrowings	(410,606)	(445,477)
Dividends paid	(19,998)	(38,947)
Net proceeds from issuance of stock	229,007	4,706

Net cash (used in) provided by financing activities	(129,124)	647,833

Net Decrease in Cash and Due From Banks	(16,137)	(31,346)
Cash and Due From Banks at Beginning of Year	284,508	331,164

Cash and Due From Banks at End of Period	$268,371	$299,818

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$103,905	$133,811
Income taxes	24,039	9,014

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the Corporation) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission (SEC).

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

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
		(in thousands)

Weighted average shares outstanding (basic)	190,221	175,554	183,236	175,435
Effect of dilutive securities	606	170	557	202

Weighted average shares outstanding (diluted)	190,827	175,724	183,793	175,637

Stock options and common stock warrants excluded from the diluted net income per share computation as their effect would have been anti-dilutive	4,887	11,957	8,001	11,887

The following table presents the components of other comprehensive income (loss):

	Six months ended June 30
	2010	2009
	(in thousands)

Unrealized gain on securities (net of $15.2 million and $2.1 million tax effect in 2010 and 2009, respectively)	$28,277	$3,929
Non-credit related unrealized loss on other-than-temporarily impaired debt securities (net of $1.2 million and $2.7 million tax effect, respectively)	(2,137)	(4,944)
Unrealized gain on derivative financial instruments (net of $36,000 tax effect in 2010 and 2009) (1)	68	68
Unrealized postretirement gains arising in 2009 due to plan amendment (net of $1.2 million tax effect)	0	2,125
Amortization of unrecognized pension and postretirement costs (net of $20,000 and $155,000 tax effect in 2010 and 2009, respectively)	38	288
Reclassification adjustment for securities losses (gains) included in net income (net of $461,000 tax benefit in 2010 and $1.0 million tax expense in 2009)	858	(1,948)

Other comprehensive income (loss)	$27,104	$(482)

(1)	Amounts represent the amortization of the effective portions of losses on forward-starting interest rate swaps, designated as cash flow hedges and entered into in prior years in connection with the issuance of fixed-rate debt. The total amount recorded as a reduction to accumulated other comprehensive income upon settlement of these derivatives is being amortized to interest expense over the life of the related securities using the effective interest method. The amount of net losses in accumulated other comprehensive income that will be reclassified into earnings during the next twelve months is expected to be approximately $135,000.

NOTE C – Common Stock Offering

On May 5, 2010, the Corporation issued 21.8 million shares of its common stock, in an underwritten public offering, for total proceeds of $226.3 million, net of underwriting discounts and commissions. The Corporation intended to use the net proceeds from this offering, together with other funds, to redeem all of the Series A Preferred Stock that it issued to the U.S. Department of the Treasury (UST) upon receipt of all required regulatory approvals.

See Note M, “Subsequent Event” for details related to the redemption of the Series A Preferred Stock.

NOTE D – Investment Securities

The following tables present the amortized cost and estimated fair values of investment securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)

Held to Maturity at June 30, 2010

U.S. Government sponsored agency securities	$6,294	$10	$0	$6,304
State and municipal securities	503	0	0	503
Mortgage-backed securities	1,257	81	0	1,338

	$8,054	$91	$0	$8,145

Available for Sale at June 30, 2010

Equity securities	$139,624	$3,290	$(2,972)	$139,942
U.S. Government securities	1,324	0	0	1,324
U.S. Government sponsored agency securities	11,937	368	(3)	12,302
State and municipal securities	349,634	10,192	(5)	359,821
Corporate debt securities	147,096	2,003	(25,855)	123,244
Collateralized mortgage obligations	1,003,164	36,087	(526)	1,038,725
Mortgage-backed securities	882,175	50,764	0	932,939
Auction rate securities	282,765	2,109	(8,335)	276,539

	$2,817,719	$104,813	$(37,696)	$2,884,836

Held to Maturity at December 31, 2009

U.S. Government sponsored agency securities	$6,713	$7	$0	$6,720
State and municipal securities	503	0	0	503
Mortgage-backed securities	1,484	90	0	1,574

	$8,700	$97	$0	$8,797

Available for Sale at December 31, 2009

Equity securities	$142,531	$2,758	$(4,919)	$140,370
U.S. Government securities	1,325	0	0	1,325
U.S. Government sponsored agency securities	91,079	905	(28)	91,956
State and municipal securities	406,011	9,819	(57)	415,773
Corporate debt securities	154,029	424	(37,714)	116,739
Collateralized mortgage obligations	1,102,169	25,631	(4,804)	1,122,996
Mortgage-backed securities	1,043,518	36,948	(442)	1,080,024
Auction rate securities	292,145	3,227	(6,169)	289,203

	$3,232,807	$79,712	$(54,133)	$3,258,386

The amortized cost and estimated fair value of debt securities as of June 30, 2010, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)

Due in one year or less	$6,451	$6,461	$57,891	$58,559
Due from one year to five years	346	346	117,245	120,442
Due from five years to ten years	0	0	87,124	89,199
Due after ten years	0	0	530,496	505,030

	6,797	6,807	792,756	773,230
Collateralized mortgage obligations	0	0	1,003,164	1,038,725
Mortgage-backed securities	1,257	1,338	882,175	932,939

	$8,054	$8,145	$2,678,095	$2,744,894

The following table presents information related to the Corporation’s gains and losses on the sales of equity and debt securities, and losses recognized for the other-than-temporary impairment of investments:

	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net Gains (Losses)
	(in thousands)
Three months ended June 30, 2010:
Equity securities	$14	$0	$(509)	$(495)
Debt securities	4,401	(13)	(2,989)	1,399

Total	$4,415	$(13)	$(3,498)	$904

Three months ended June 30, 2009:
Equity securities	$479	$(65)	$(728)	$(314)
Debt securities	3,042	—	(2,651)	391

Total	$3,521	$(65)	$(3,379)	$77

Six months ended June 30, 2010:
Equity securities	$850	$0	$(1,333)	$(483)
Debt securities	6,324	(18)	(7,142)	(836)

Total	$7,174	$(18)	$(8,475)	$(1,319)

Six months ended June 30, 2009:
Equity securities	$591	$(281)	$(1,790)	$(1,480)
Debt securities	9,213	(108)	(4,629)	4,476

Total	$9,804	$(389)	$(6,419)	$2,996

The following table presents a summary of other-than-temporary impairment charges recorded by the Corporation, by investment security type:

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
	(in thousands)

Financial institution stocks	$509	$728	$1,333	$1,684
Mutual funds	—	—	—	106

Total equity securities charges	509	728	1,333	1,790

Debt securities - pooled trust preferred securities	2,989	2,651	7,142	4,629

Total other-than-temporary impairment charges	$3,498	$3,379	$8,475	$6,419

The $509,000 and $1.3 million of other-than-temporary impairment charges related to financial institution stocks during the three and six months ended June 30, 2010, respectively, were due to the increasing severity and duration of the declines in fair values of certain bank stock holdings, in conjunction with management’s assessment of the near-term prospects of each specific issuer. As of June 30, 2010, after other-than-temporary impairment charges, the financial institutions stock portfolio had a cost basis of $30.9 million and a fair value of $31.1 million.

During the three and six months ended June 30, 2010, the Corporation recorded $3.0 million and $7.1 million, respectively, of other-than-temporary impairment losses for pooled trust preferred securities based on an expected cash flows model.

The following table presents a summary of the cumulative credit related other-than-temporary impairment charges, recognized as components of earnings, for securities still held by the Corporation:

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
	(in thousands)

Balance of cumulative credit losses on pooled trust preferred securities, beginning of period	$(19,765)	$(8,120)	$(15,612)	$(6,142)
Additions for credit losses recorded which were not previously recognized as components of earnings	(2,989)	(2,651)	(7,142)	(4,629)

Ending balance of cumulative credit losses on pooled trust preferred securities, end of period	$(22,754)	$(10,771)	$(22,754)	$(10,771)

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)

U.S. Government sponsored agency securities	$0	$0	$403	$(3)	$403	$(3)
State and municipal securities	0	0	400	(5)	400	(5)
Corporate debt securities	4,521	(487)	76,275	(25,368)	80,796	(25,855)
Collateralized mortgage obligations	21,847	(526)	0	0	21,847	(526)
Auction rate securities	20,511	(947)	178,042	(7,388)	198,553	(8,335)

Total debt securities	46,879	(1,960)	255,120	(32,764)	301,999	(34,724)
Equity securities	12,696	(2,383)	1,755	(589)	14,451	(2,972)

	$59,575	$(4,343)	$256,875	$(33,353)	$316,450	$(37,696)

For its investments in equity securities, most notably its investments in stocks of financial institutions, management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider those investments with unrealized holding losses as of June 30, 2010 to be other-than-temporarily impaired.

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

As of June 30, 2010, approximately $231 million, or 84%, of the ARCs were rated above investment grade, with approximately $175 million, or 63%, AAA rated by at least one ratings agency. Approximately $29 million, or 11%, of ARCs were rated below investment grade by at least one ratings agency. Of this amount, approximately $17 million, or 57%, of the student loans underlying the ARCs have principal payments which are guaranteed by the Federal government. In total, approximately $245 million, or 88%, of the student loans underlying the ARCs have principal payments which are guaranteed by the Federal government. At June 30, 2010, all ARCs were current and making scheduled interest payments. Because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation does not consider these investments to be other-than-temporarily impaired as of June 30, 2010.

The Corporation’s collateralized mortgage obligations have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the decline in market value of these securities is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation does not consider those investments to be other-than-temporarily impaired as of June 30, 2010.

The following table presents the amortized cost and estimated fair values of corporate debt securities:

	June 30, 2010		December 31, 2009
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)

Single-issuer trust preferred securities	$95,524	$81,012	$95,481	$75,811
Subordinated debt	34,941	34,835	34,886	32,722
Pooled trust preferred securities	13,513	4,279	20,435	4,979

Corporate debt securities issued by financial institutions	143,978	120,126	150,802	113,512
Other corporate debt securities	3,118	3,118	3,227	3,227

Available for sale corporate debt securities	$147,096	$123,244	$154,029	$116,739

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $14.5 million as of June 30, 2010. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities during the three and six months ended June 30, 2010 or 2009, respectively. The Corporation holds 11 single-issuer trust preferred securities that were rated below investment grade by at least one ratings agency, with an amortized cost of $37.1 million and an estimated fair value of $32.2 million as of June 30, 2010. The majority of the single-issuer trust preferred securities rated below investment grade were rated BB or Baa. Single-issuer trust preferred securities with an amortized cost of $13.7 million and an estimated fair value of $10.6 million as of June 30, 2010, were not rated by any ratings agency.

The Corporation holds ten pooled trust preferred securities. Nine of these securities, with an amortized cost of $12.6 million and an estimated fair value of $3.7 million, were rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. For each of the nine pooled trust preferred securities rated below investment grade, the class of securities held by the Corporation is below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool. The Corporation determines the fair value of pooled trust preferred securities based on quotes provided by third-party brokers.

The amortized cost of pooled trust preferred securities is the purchase price of the securities, net of cumulative credit related other-than-temporary impairment charges, determined using an expected cash flows model. The most significant input to the expected cash flows model was the expected payment deferral rate for each pooled trust preferred security. The Corporation evaluates the financial metrics, such as capital ratios and non-performing asset ratios, of the individual financial institution issuers that comprise each pooled trust preferred security to estimate its expected deferral rate. The actual weighted average cumulative defaults and deferrals as a percentage of original collateral were approximately 30% as of June 30, 2010. The discounted cash flow modeling for pooled trust preferred securities held by the Corporation as of June 30, 2010 assumed, on average, an additional 12% expected deferral rate.

Based on management’s other-than-temporary impairment evaluations, and because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be maturity, corporate debt securities with a fair value of $123.2 million were not considered to be other-than-temporarily impaired as of June 30, 2010.

NOTE E – Loans and Allowance for Credit Losses

The following table presents a summary of gross loans, by type:

	June 30, 2010	December 31, 2009
	(in thousands)

Real-estate – commercial mortgage	$4,330,630	$4,292,300
Commercial – industrial, financial and agricultural	3,664,603	3,699,198
Real-estate – home equity	1,637,171	1,644,260
Real-estate – residential mortgage	985,345	921,741
Real-estate – construction	893,305	978,267
Consumer	368,631	360,698
Leasing and other	65,287	69,922
Overdrafts	6,589	13,753

	11,951,561	11,980,139
Unearned income	(8,177)	(7,715)

	$11,943,384	$11,972,424

The following table presents the components of the allowance for credit losses:

	June 30, 2010	December 31, 2009
	(in thousands)

Allowance for loan losses	$272,042	$256,698
Reserve for unfunded lending commitments	8,335	855

Allowance for credit losses	$280,377	$257,553

The following table presents non-performing assets:

	June 30, 2010	December 31, 2009
	(in thousands)

Non-accrual loans	$263,227	$238,360
Accruing loans greater than 90 days past due	53,707	43,359
Other real estate owned	25,681	23,309

	$342,615	$305,028

Excluded from non-accrual loans above were $57.7 million and $41.1 million of loans whose terms were modified under a troubled debt restructuring and were current under their modified terms at June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, such troubled debt restructurings included $32.0 million of residential mortgages, $14.9 million of commercial mortgages, $6.2 million of construction loans, $4.3 million of commercial loans and $266,000 of consumer loans. As of December 31, 2009, troubled debt restructurings included $24.6 million of residential mortgages and $16.5 million of commercial loans.

Impaired Loans

Impaired loans are loans for which the Corporation believes it is probable that all amounts will not be collected according to the contractual terms of the loan agreement.

The Corporation uses an internal risk rating process for its commercial loans, commercial mortgages and construction loans, consisting of nine general classifications ranging from “excellent” to “loss”. Risk ratings are initially assigned to loans by the loan officers and are reviewed on a regular basis by loan review staff in the normal course of their loan review procedures. Risk rating allows management to identify riskier credits in a timely manner and to allocate resources to managing troubled accounts.

Larger balance commercial loans, commercial mortgages and construction loans with risk ratings of “substandard” or lower are individually reviewed for impairment under Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) Section 310-10-35. A loan with a “substandard” credit rating is inadequately protected by the current net worth and paying capacity of the borrower or by the collateral pledged, if any. In addition, there exists a well-defined weakness or weaknesses that jeopardize the normal repayment of the debt. Collection of principal may be collateral-intensive. Substandard credits are usually characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity, or marginal capitalization.

An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. As of June 30, 2010 and December 31, 2009, respectively, the estimated fair value of substantially all of the Corporation’s impaired loans were measured based on the estimated fair value of the loan’s collateral. Collateral could be in the form of real estate in the case of impaired residential mortgages, commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real property.

For loans secured by real estate, estimated fair values are determined primarily through certified third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including: the age of the most recent appraisal; the loan-to-value based on the original appraisal; the condition of the property; the Corporation’s experience and knowledge of the market; the purpose of the loan; environmental factors; payment status; the strength of any guarantors; and the existence and age of other indications of value such as broker price opinions, among others. When the Corporation concludes that an updated appraisal is not necessary, estimated fair values for real estate collateral are based on one or more of the following: the original appraisal, a less formal broker price opinion, or a discounted cash flow analysis.

As of June 30, 2010 and December 31, 2009, respectively, approximately 25% and 40% of impaired loans secured by real estate with principal balances greater than $1 million were measured at estimated fair value using certified third-party appraisals that had been updated within 12 months. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

For loans secured by non-real estate collateral, such as accounts receivable or inventory, estimated fair values are determined based on borrower financial statements, inventory listings, accounts receivable agings or borrowing base certificates. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. Liquidation or collection discounts are applied to these assets based upon existing loan evaluation policies.

The recorded investment in loans that were considered to be impaired, as defined by FASB ASC Section 310-10-35, and the related allowance for loan losses is summarized as follows:

	June 30, 2010		December 31, 2009
	Recorded Investment	Related Allowance for Loan Loss	Recorded Investment	Related Allowance for Loan Loss
	(in thousands)

Accruing loans	$581,428	$(85,757)	$653,445	$(100,734)
Non-accrual loans	243,043	(44,014)	116,425	(26,247)

Total impaired loans	$824,471	$(129,771)	$769,870	$(126,981)

As of June 30, 2010 and December 31, 2009 there were $347.4 million and $295.6 million, respectively, of impaired loans that did not have a related allowance for loan loss. The estimated fair values of the collateral for these loans exceeded the carrying amount of the loans and, accordingly, no specific valuation allowance was considered to be necessary.

The average recorded investment in impaired performing loans during the three and six months ended June 30, 2010 was approximately $811.5 million and $797.6 million, respectively. The average recorded investment in impaired non-accrual loans during the three and six months ended June 30, 2010 was approximately $228.6 million and $191.2 million, respectively. For 2009, the average recorded investment in impaired performing loans and impaired non-accrual loans was approximately $492.6 million and $115.1 million, respectively.

The Corporation generally applies all payments received on non-accruing impaired loans to principal until such time as the principal is paid off, after which time any additional payments received are recognized as interest income. For the three and six months ended June 30, 2010, the Corporation recognized interest income of approximately $7.7 million and $15.9 million on impaired loans, respectively. For 2009, the Corporation recognized interest income of approximately $26.5 million on impaired loans.

NOTE F – Stock-Based Compensation

The fair value of equity awards granted to employees is recognized as compensation expense over the period during which employees are required to provide service in exchange for such awards. The Corporation grants equity awards to employees, consisting of stock options and restricted stock, under its Stock Option and Compensation Plans (Option Plan). In addition, employees may purchase stock under the Corporation’s Employee Stock Purchase Plan.

The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
	(in thousands)

Stock-based compensation expense	$318	$447	$611	$827
Tax benefit	(66)	(37)	(128)	(75)

Stock-based compensation expense, net of tax	$252	$410	$483	$752

Under the Option Plan, stock options and restricted stock are granted to key employees. Restricted stock fair values and stock option exercise prices are equal to the average trading price of the Corporation’s stock on the date of grant. Stock options carry terms of up to ten years. Restricted stock awards earn dividends during the vesting period, which are forfeitable if the awards do not vest. Stock options and restricted stock are typically granted annually on July 1st and become fully vested over or after a three-year vesting period. Certain events, as defined in the Option Plan, result in the acceleration of the vesting of both stock options and restricted stock. As of June 30, 2010, the Option Plan had 13.7 million shares reserved for future grants through 2013. On July 1, 2010, the Corporation granted approximately 578,000 stock options and 265,000 shares of restricted stock under its Option Plan.

In connection with the Corporation’s participation in the UST’s Capital Purchase Program (CPP) component of the Troubled Asset Relief Program, the 2009 and 2010 restricted stock granted to certain key employees is subject to the requirements and limitations contained in the Emergency Economic Stabilization Act of 2008, as amended, and related regulations. Among other things, restricted stock grants to these key employees may not fully vest until the longer of: two years after the date of grant, or the Corporation’s participation in the CPP ends. None of the key employees who received 2009 and 2010 restricted stock grants subject to the CPP vesting restrictions received 2009 or 2010 stock option awards.

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

The net periodic benefit cost for the Corporation’s Pension Plan and Postretirement Plan, as determined by consulting actuaries, consisted of the following components for the three and six months ended June 30:

	Pension Plan
	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
	(in thousands)

Service cost (1)	$26	$37	$52	$74
Interest cost	842	818	1,684	1,637
Expected return on plan assets	(802)	(722)	(1,604)	(1,444)
Net amortization and deferral	119	262	238	524

Net periodic benefit cost	$185	$395	$370	$791

(1)	The Pension Plan service cost recorded for the three and six months ended June 30, 2010 and 2009, respectively, was related to administrative costs associated with the plan and not due to the accrual of additional participant benefits.

	Postretirement Plan
	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
	(in thousands)

Service cost	$48	$75	$98	$181
Interest cost	110	151	220	317
Expected return on plan assets	(1)	(1)	(2)	(2)
Net accretion and deferral	(91)	(81)	(182)	(81)

Net periodic benefit cost	$66	$144	$134	$415

NOTE H – Derivative Financial Instruments

In connection with its mortgage banking activities, the Corporation enters into commitments to originate fixed-rate residential mortgage loans for customers, also referred to as interest rate locks. In addition, the Corporation enters into forward commitments for the future sale or purchase of mortgage-backed securities to or from third-party investors to hedge the effect of changes in interest rates on the values of the interest rate locks. Forward sales commitments may also be in the form of commitments to sell individual mortgage loans at a fixed price on a future date. Both the interest rate locks and the forward commitments are accounted for as derivatives and carried at fair value, determined as the amount that would be necessary to settle each derivative financial instrument at the end of the period. Gross derivative assets and liabilities are recorded within other assets and other liabilities on the consolidated balance sheets, with changes in fair value during the period recorded within gains on sales of mortgage loans on the consolidated statements of income.

The following table presents a summary of the notional amounts and fair values of derivative financial instruments recorded on the consolidated balance sheets, none of which have been designated as hedging instruments:

	June 30, 2010		December 31, 2009
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers:
Positive fair values	$187,963	$2,227	$58,165	$534
Negative fair values	38,262	(117)	106,921	(945)

Net Interest Rate Locks with Customers		2,110		(411)
Forward Commitments:
Positive fair values	98,110	290	232,310	1,819
Negative fair values	280,014	(5,182)	59,432	(535)

Net Forward Commitments		(4,892)		1,284

		$(2,782)		$873

The following table presents a summary of the fair value gains and losses on derivative financial instruments for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Interest rate locks with customers (1)	$1,499	$(4,674)	$2,521	$(711)
Forward commitments (1)	(4,878)	4,591	(6,176)	2,463
Interest rate swaps	0	0	0	(18)

	$(3,379)	$(83)	$(3,655)	$1,734

(1)	Fair value gains and losses recorded as components of gains on sales of mortgage loans on the consolidated statements of income.

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

The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	June 30, 2010	December 31, 2009
	(in thousands)

Commitments to extend credit	$3,880,690	$4,479,546
Standby letters of credit	516,069	551,064
Commercial letters of credit	36,144	37,662

The Corporation records a reserve for unfunded lending commitments, which represents management’s estimate of losses associated with unused commitments to extend credit on loans impaired under FASB ASC Section 310-10-35. See Note E, “Loans and Allowance for Credit Losses” for additional details.

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

The following table presents a summary of the approximate principal balances and related reserves/write-downs recognized on the Corporation’s consolidated balance sheets, by general category:

	June 30, 2010		December 31, 2009
	Principal	Reserves/ Write-downs	Principal	Reserves/ Write-downs
	(in thousands)

Outstanding repurchase requests (1) (2)	$5,730	$(2,970)	$6,130	$(3,750)
No repurchase request received – sold loans with identified potential misrepresentations of borrower information (1) (2)	3,260	(820)	3,650	(1,260)
Repurchased loans (3)	4,300	(440)	5,580	(870)
Foreclosed real estate (OREO) (4)	5,770	0	9,140	0

Total reserves/write-downs		$(4,230)		$(5,880)

(1)	Principal balances had not been repurchased and, therefore, are not included on the consolidated balance sheets as of June 30, 2010 and December 31, 2009.
(2)	Reserve balance included as a component of other liabilities on the consolidated balance sheets as of June 30, 2010 and December 31, 2009.
(3)	Principal balances, net of write-downs, are included as a component of loans, net of unearned income on the consolidated balance sheets as of June 30, 2010 and December 31, 2009.
(4)	OREO is written down to its estimated fair value upon transfer from loans receivable.

Management believes that the reserves recorded as of June 30, 2010 are adequate for the known potential repurchases. However, continued declines in collateral values or the identification of additional loans to be repurchased could necessitate additional reserves in the future.

NOTE J – Fair Value Option

FASB ASC Subtopic 825-10 permits entities to measure many financial instruments and certain other items at fair value and requires certain disclosures for amounts for which the fair value option is applied.

The Corporation elected to measure mortgage loans held for sale at fair value to more accurately reflect the financial performance of its mortgage banking activities in its consolidated financial statements. Derivative financial instruments related to these activities are also recorded at fair value, as noted within Note H, “Derivative Financial Instruments”. The Corporation determines fair value for its mortgage loans held for sale based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. Changes in fair value during the period are recorded as components of gains on sales of mortgage loans on the consolidated statements of income. Interest income earned on mortgage loans held for sale is recorded within interest income on the consolidated statements of income.

The following table presents a summary of the Corporation’s fair value elections for mortgage loans held for sale:

	June 30, 2010	December 31, 2009
	(in thousands)

Cost (1)	$90,361	$78,819
Fair value	93,504	79,577

Fair value adjustment	$3,143	$758

(1)	Cost basis of mortgage loans held for sale represents the unpaid principal balance.

NOTE K – Fair Value Measurements

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

In January 2010, the FASB issued ASC Update No. 2010-06, “Improving Disclosures About Fair Value Measurements” (ASC Update 2010-06). ASC Update 2010-06 requires companies to disclose, and provide the reasons for, all transfers of assets and liabilities between the Level 1 and 2 fair value categories. ASC Update 2010-06 also clarifies that companies should disclose fair value measurement disclosures for classes of assets and liabilities which are subsets of line items within the balance sheet, if necessary. In addition, ASC Update 2010-06 provides additional clarification related to disclosures about the fair value techniques and inputs for assets and liabilities classified within Level 2 or 3 categories. The disclosure requirements prescribed by ASC Update No. 2010-06 were effective for the Corporation on March 31, 2010. The Corporation did not record any transfers of assets or liabilities between the Level 1 and Level 2 fair value categories during the three or six months ended June 30, 2010.

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

Items Measured at Fair Value on a Recurring Basis

The Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets were as follows:

	June 30, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)

Mortgage loans held for sale	$0	$93,504	$0	$93,504
Available for sale investment securities:
Equity securities	39,659	0	0	39,659
U.S. Government securities	0	1,324	0	1,324
U.S. Government sponsored agency securities	0	12,302	0	12,302
State and municipal securities	0	359,821	0	359,821
Corporate debt securities	0	110,880	12,364	123,244
Collateralized mortgage obligations	0	1,038,725	0	1,038,725
Mortgage-backed securities	0	932,939	0	932,939
Auction rate securities	0	0	276,539	276,539

Total available for sale investments	39,659	2,455,991	288,903	2,784,553
Other financial assets	13,386	2,517	0	15,903

Total assets	$53,045	$2,552,012	$288,903	$2,893,960

Other financial liabilities	$13,386	$5,299	$0	$18,685

	December 31, 2009

Mortgage loans held for sale	$0	$79,577	$0	$79,577
Available for sale investment securities:
Equity securities	41,256	0	0	41,256
U.S. Government securities	0	1,325	0	1,325
U.S. Government sponsored agency securities	0	91,956	0	91,956
State and municipal securities	0	415,773	0	415,773
Corporate debt securities	0	104,779	11,960	116,739
Collateralized mortgage obligations	0	1,122,996	0	1,122,996
Mortgage-backed securities	0	1,080,024	0	1,080,024
Auction rate securities	0	0	289,203	289,203

Total available for sale investments	41,256	2,816,853	301,163	3,159,272
Other financial assets	13,882	2,353	0	16,235

Total assets	$55,138	$2,898,783	$301,163	$3,255,084

Other financial liabilities	$13,882	$1,480	$0	$15,362

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•

Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of June 30, 2010 and December 31, 2009 were measured as the price that secondary market investors were offering for loans with similar characteristics.

•	Available for sale investment securities – Included within this asset category are both equity and debt securities:

•

Equity securities – Equity securities consist of stocks of financial institutions ($31.1 million at June 30, 2010 and $32.3 million at December 31, 2009) and mutual fund and other equity investments ($8.5 million at June 30, 2010 and $9.0 million at December 31, 2009). These Level 1 investments are measured at fair value based on quoted prices for identical securities in active markets. Restricted equity securities issued by the Federal Home Loan Bank (FHLB) and Federal Reserve Bank ($100.3 million at June 30, 2010 and $99.1 million at December 31, 2009) have been excluded from the above table.

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

•

Corporate debt securities – This category consists of subordinated debt issued by financial institutions ($34.8 million at June 30, 2010 and $32.7 million at December 31, 2009), single-issuer trust preferred securities issued by financial institutions ($81.0 million at June 30, 2010 and $75.8 million at December 31, 2009), pooled trust preferred securities issued by financial institutions ($4.3 million at June 30, 2010 and $5.0 million at December 31, 2009) and other corporate debt issued by non-financial institutions ($3.1 million at June 30, 2010 and $3.2 million at December 31, 2009).

Classified as Level 2 investments are the subordinated debt, other corporate debt issued by non-financial institutions and $72.9 million and $68.8 million of single-issuer trust preferred securities held at June 30, 2010 and December 31, 2009, respectively. These corporate debt securities are measured at fair value by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. As with the debt securities described above, an active market presently exists for securities similar to these corporate debt security holdings.

Classified as Level 3 assets are the Corporation’s investments in pooled trust preferred securities and certain single-issuer trust preferred securities ($8.1 million at June 30, 2010 and $7.0 million at December 31, 2009). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive market transactions for similar investments.

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

•

Other financial assets – Included within this asset category are: Level 1 assets, consisting of mutual funds that are held in trust for employee deferred compensation plans and measured at fair value based on quoted prices for identical securities in active markets; and Level 2 assets representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors. The fair value of the Corporation’s interest rate locks and forward commitments are determined as the amount that would be required to settle each derivative financial instrument at the balance sheet date. See Note H, “Derivative Financial Instruments,” for additional information.

•

Other financial liabilities – Included within this category are: Level 1 employee deferred compensation liabilities which represent amounts due to employees under the deferred compensation plans described under the heading “Other financial assets” above and Level 2 mortgage banking derivatives, described under the heading “Other financial assets” above.

The following tables present the changes in the Corporation’s assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30, 2010
	Available for Sale Investment Securities			Other Financial Liabilities – ARC Financial Guarantee (1)
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARC Investments
	(in thousands)

Balance, March 31, 2010	$4,900	$7,136	$288,133	$0
Realized adjustment to fair value (2)	(2,989)	0	0	0
Unrealized adjustment to fair value (3)	2,374	299	(2,376)	0
Sales	0	0	(5,033)	0
Redemptions	0	0	(5,281)	0
Transfers to Level 3 from Level 2	0	650	0	0
(Premium amortization)/Discount accretion (4)	(6)	0	1,096	0

Balance, June 30, 2010	$4,279	$8,085	$276,539	$0

	Three months ended June 30, 2009

Balance, March 31, 2009	$10,692	$6,294	$203,578	$(13,934)
Purchases (1)	0	0	79,741	14,013
Realized adjustment to fair value (2)	(2,651)	0	0	(79)
Unrealized adjustment to fair value (3)	(3,129)	712	5,812	0
Redemptions	0	0	(628)	0
Discount accretion (4)	3	0	1,072	0

Balance, June 30, 2009	$4,915	$7,006	$289,575	$0

	Six months ended June 30, 2010
	Available for Sale Investment Securities			Other Financial Liabilities – ARC Financial Guarantee (1)
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARC Investments
	(in thousands)

Balance, December 31, 2009	$4,979	$6,981	$289,203	$0
Realized adjustment to fair value (2)	(7,142)	0	0	0
Unrealized adjustment to fair value (3)	6,453	453	(3,642)	0
Sales	0	0	(5,033)	0
Redemptions	0	0	(6,382)	0
Transfers to Level 3 from Level 2	0	650	0	0
(Premium amortization)/Discount accretion (4)	(11)	1	2,393	0

Balance, June 30, 2010	$4,279	$8,085	$276,539	$0

	Six months ended June 30, 2009

Balance, December 31, 2008	$15,381	$7,544	$195,900	$(8,653)
Purchases (1)	0	0	89,383	14,890
Realized adjustment to fair value (2)	(4,629)	0	0	(6,237)
Unrealized adjustment to fair value (3)	(5,840)	(540)	3,147	0
Redemptions	0	0	(717)	0
Discount accretion (4)	3	2	1,862	0

Balance, June 30, 2009	$4,915	$7,006	$289,575	$0

(1)	In 2008, the Corporation offered to purchase illiquid ARCs from customers. The estimated fair value of the guarantee was determined based on the difference between the fair value of the underlying ARCs and their estimated purchase price. During 2009, the Corporation completed the repurchase of all eligible ARCs and, as of December 31, 2009, there were no longer any ARCs still held by customers that the Corporation had agreed to purchase.
(2)	For pooled trust preferred securities, realized adjustments to fair value represent credit related other-than-temporary impairment charges that were recorded as a reduction to investment securities gains on the consolidated statements of income.
(3)	Pooled trust preferred securities, single-issuer trust preferred securities, and ARCs are classified as available for sale investment securities; as such, the unrealized adjustment to fair value was recorded as an unrealized holding gain (loss) and included as a component of available for sale investment securities on the consolidated balance sheet.
(4)	Included as a component of net interest income on the consolidated statements of income.

Items Measured at Fair Value on a Nonrecurring Basis

Certain financial assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment.

The Corporation’s assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheets were as follows:

	June 30, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)

Net loans	$0	$344	$694,700	$695,044
Other financial assets	0	0	50,007	50,007

Total assets	$0	$344	$744,707	$745,051

Reserve for unfunded commitments	$0	$0	$8,335	$8,335

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)

Loans held for sale	$0	$5,807	$0	$5,807
Net loans	0	0	642,889	642,889
Other financial assets	0	0	45,807	45,807

Total assets	$0	$5,807	$688,696	$694,503

Reserve for unfunded commitments	$0	$0	$855	$855

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•

Loans held for sale – This category consists of floating rate residential mortgage construction loans which are measured at the lower of aggregate cost or fair value. Fair value was measured as the prices that secondary market investors were offering for loans with similar characteristics.

•

Net loans – This category consists of residential mortgage loans and home equity loans that were previously sold and repurchased from secondary market investors during the first half of 2010 and have been classified as Level 2 assets. Upon repurchase, these loans were written down to the appraised value of their underlying collateral, less estimated selling costs. See Note I, “Commitments and Contingencies” for additional information.

This category also consists of loans that were considered to be impaired under FASB ASC Section 310-10-35 and have been classified as Level 3 assets. Impaired loans are generally measured at fair value of their underlying collateral. An allowance for loan losses is allocated to an impaired loan if its carrying value exceeds its estimated fair value. The amount shown is the balance of impaired loans, net of the related allowance for loan losses. See Note E, “Loans and Allowance for Credit Losses” for additional details.

•

Other financial assets – This category includes other real estate owned (OREO) ($25.7 million at June 30, 2010 and $23.3 million at December 31, 2009) and mortgage servicing rights (MSRs) ($24.3 million at June 30, 2010 and $22.5 million at December 31, 2009), both classified as Level 3 assets.

Fair values for OREO were based on estimated selling prices less estimated selling costs for similar assets in active markets.

MSRs are initially recorded at fair value upon the sale of residential mortgage loans, which the Corporation continues to service, to secondary market investors. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are evaluated quarterly for impairment, by comparing the carrying amount to estimated fair value. Fair value is determined at the end of each quarter through a discounted cash flows valuation. Significant inputs to the valuation include expected net servicing income, the discount rate and the expected life of the underlying loans.

•

Reserve for unfunded commitments – This liability represents the reserve associated with unused commitments to extend credit on loans which are impaired under FASB ASC Section 310-10-35, and included as Level 3 assets under the heading, “Net loans” above. The fair value of the reserve for unfunded commitments is determined based on the results of the measurement of impaired loans. As such, this liability is classified as a Level 3 item. See Note E, “Loans and Allowance for Credit Losses” for additional details.

FASB ASC Section 825-10-50 Fair Values of Financial Instruments

The following table details the book values and estimated fair values of the Corporation’s financial instruments as of June 30, 2010 and December 31, 2009. A general description of the methods and assumptions used to estimate such fair values is also provided.

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

	June 30, 2010		December 31, 2009
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(in thousands)

FINANCIAL ASSETS

Cash and due from banks	$268,371	$268,371	$284,508	$284,508
Interest-bearing deposits with other banks	433,687	433,687	16,591	16,791
Loans held for sale (1)	93,504	93,504	85,384	85,384
Securities held to maturity	8,054	8,154	8,700	8,797
Securities available for sale (1)	2,884,836	2,884,836	3,258,386	3,258,386
Loans, net of unearned income (1)	11,943,384	11,946,332	11,972,424	11,972,109
Accrued interest receivable	54,763	54,763	58,515	58,515
Other financial assets (1)	130,569	130,569	128,374	128,374

FINANCIAL LIABILITIES
Demand and savings deposits	$7,307,678	$7,307,678	$6,784,050	$6,784,050
Time deposits (1)	5,037,794	5,083,856	5,313,864	5,349,237
Short-term borrowings	458,334	458,334	868,940	868,940
Accrued interest payable	43,292	43,292	46,596	46,596
Other financial liabilities (1)	62,853	62,853	53,267	53,267
Federal Home Loan Bank advances and long-term debt	1,365,688	1,341,623	1,540,773	1,474,082

(1)	Description of fair value determinations for these financial instruments, or certain financial instruments within these categories, measured at fair value on the Corporation’s consolidated balance sheets, are detailed under the heading, “FASB ASC Topic 820 Fair Value Measurements” above.

For short-term financial instruments, defined as those with remaining maturities of 90 days or less and excluding those recorded at fair value and reported above under the heading, “FASB ASC Topic 820 Fair Value Measurements,” the carrying amount was considered to be a reasonable estimate of fair value. The following instruments are predominantly short-term:

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

The estimated fair values of securities held to maturity as of June 30, 2010 and December 31, 2009 were based on quoted market prices, broker quotes or dealer quotes.

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

NOTE L – New Accounting Standard

In July 2010, the FASB issued ASC Update No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASC Update 2010-20). The goal of ASC Update 2010-20 is to improve transparency in financial reporting by companies that hold financing receivables, which include loans, lease receivables, and other long-term receivables. ASC Update 2010-20 requires companies to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The Corporation’s new and existing disclosures related to the credit quality of loans will be disaggregated based on how it develops its allowance for credit losses and how it measures credit exposures.

For publicly traded companies, the expanded disclosure requirements of ASC Update 2010-20 that relate to end of reporting period information are effective for periods ending on or after December 15, 2010, or December 31, 2010 for the Corporation. The expanded disclosure requirements that relate to credit quality activity during a reporting period are effective for periods beginning on or after December 15, 2010, or January 1, 2011 for the Corporation. The adoption of ASC Update 2010-20 will impact the Corporation’s disclosures related to its allowance for credit losses; however, this update will not impact how the Corporation measures its allowance for credit losses.

NOTE M – Subsequent Event

On July 14, 2010, the Corporation redeemed all 376,500 outstanding shares of its Series A Preferred Stock that it issued to the UST as part of the Troubled Asset Relief Program in December 2008. The Corporation paid $379.6 million to the UST, consisting of $376.5 million of principal and $3.1 million of dividends.

The preferred stock had a carrying value of $371.0 million at June 30, 2010, as a result of allocating the proceeds received upon issuance to the preferred stock and common stock warrants, also issued to the UST, based on their relative fair value. Upon redemption, the $5.5 million preferred stock discount will be recorded as a reduction to third quarter net income available to common shareholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) relates to Fulton Financial Corporation (the Corporation), a financial holding company registered under the Bank Holding Company Act and incorporated under the laws of the Commonwealth of Pennsylvania in 1982, and its wholly owned subsidiaries. Management’s discussion should be read in conjunction with the consolidated financial statements and notes presented in this report.

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

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	As of or for the Three months ended June 30		As of or for the Six months ended June 30
	2010	2009	2010	2009

Net income available to common shareholders (in thousands)	$26,616	$8,065	$49,031	$16,119
Income before income taxes (in thousands)	$42,965	$15,515	$79,712	$30,173
Diluted net income per share (1)	$0.14	$0.05	$0.27	$0.09
Return on average assets	0.77%	0.32%	0.72%	0.32%
Return on average common equity (2)	6.06%	2.16%	5.90%	2.17%
Return on average tangible common equity (3)	9.10%	3.83%	9.11%	3.85%
Net interest margin (4)	3.76%	3.43%	3.77%	3.44%
Non-performing assets to total assets	2.06%	1.73%	2.06%	1.73%
Net charge-offs to average loans (annualized)	0.97%	0.97%	0.96%	0.99%

(1)	Net income available to common shareholders divided by diluted weighted average common shares outstanding.
(2)	Net income available to common shareholders divided by average common shareholders’ equity.
(3)	Net income available to common shareholders, adjusted for intangible asset amortization (net of tax), divided by average common shareholders’ equity, excluding goodwill and intangible assets.
(4)	Presented on a FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion.

The Corporation’s income before income taxes for the second quarter of 2010 increased $27.5 million, or 176.9%, from the same period in 2009. Income before income taxes for the first half of 2010 increased $49.5 million, or 164.2%, in comparison to the first half of 2009. The increase was primarily due to the following significant items:

Increases in income before income taxes:

•

Increases in net interest income of $11.2 million and $25.6 million, for the three and six months ended June 30, 2010, respectively. The increases in net interest income were a result of increases in the net interest margin. For the second quarter of 2010, the net interest margin increased 33 basis points, or 9.6%, in comparison to the second quarter of 2009. For the first half of 2010, net interest margin increased 33 basis points, or 9.6%. During 2010, significant declines in funding costs resulted in an improvement in net interest margin.

•

Decreases in the provision for loan losses of $10.0 million and $20.0 million for the three and six months ended June 30, 2010, respectively. During the second quarter and first half of 2010, allowance allocation needs for impaired loans slowed in comparison to the same periods in 2009, resulting in a decrease in the provision for loan losses.

•

Decreases in Federal Deposit Insurance Corporation (FDIC) insurance expense of $7.1 million and $6.4 million for the three and six months ended June 30, 2010, respectively. During the second quarter of 2009, the Corporation paid a $7.7 million special FDIC assessment. Partially offsetting the impact of the special assessment was an increase in assessment rates and an increase in the balance of insured deposits in 2010.

•

A $6.2 million decrease in losses associated with the Corporation’s guarantee to purchase illiquid student loan auction rate securities, also known as auction rate certificates (ARCs), for the first half of 2010 in comparison to the first half of 2009. Fulton Financial Advisors (FFA), the investment management and trust division of the Corporation’s Fulton Bank, N.A. subsidiary, held ARCs for some of its customers’ accounts. FFA had previously sold ARCs to customers as short-term investments with fair values that could be derived based on periodic auctions under normal market conditions. During the first quarter of 2009, the Corporation recorded a pre-tax charge, as a component of operating risk loss on the consolidated statements of income, of $6.2 million, which represented contingent losses related to guarantees to purchase ARCs held by customers. As of December 31, 2009, the Corporation had purchased all remaining ARCs held by customers.

Decrease in income before income taxes:

•

Decreases of $4.3 million and $9.6 million in gains on sales of mortgage loans for the three and six months ended June 30, 2010, respectively. During 2009, low interest rates on residential mortgages resulted in a significant level of residential mortgage refinances and gains on sales of these loans. The decrease in gains on sales of mortgage loans in 2010 was a result of lower refinance volumes.

Common Stock Issuance and Redemption of Preferred Stock Outstanding

In May 2010, the Corporation issued 21.8 million shares of its common stock for total proceeds of $226.3 million in anticipation of redeeming its outstanding preferred stock issued to the U.S. Department of the Treasury (UST). The proceeds from the common stock issuance were held in other interest-earning assets from the date of issuance through the end of the second quarter, as approval to redeem the preferred stock was not obtained until July 14, 2010. Had the preferred stock been redeemed concurrently with the common stock issuance, the net interest margin for the second quarter of 2010 would have been 3.82%, or 1.6% higher. In addition, preferred stock dividends for the second quarter of 2010 would have been reduced by approximately $3.1 million, or 1.6 cents per diluted share.

On July 14, 2010, upon receiving formal authorization, the Corporation redeemed its 376,500 shares of its Series A preferred stock with a total payment to the UST of $379.6 million, consisting of $376.5 million par value and $3.1 million of dividends. The preferred stock had a carrying value of $371.0 million at June 30, 2010, as a result of allocating the proceeds received upon issuance to the preferred stock and common stock warrants, also issued to the UST, based on their relative fair value. Upon redemption, the $5.5 million preferred stock discount was recorded as a reduction to third quarter net income available to common shareholders.

Subsequent to the redemption of the Corporation’s outstanding preferred shares, the UST still holds warrants to purchase up to 5.5 million shares of the Corporation’s common stock. The Corporation intends to repurchase the 5.5 million outstanding common stock warrants at a price to be negotiated. As of June 30, 2010, the common stock warrants have a carrying value of $7.6 million, recorded as a component of shareholders’ equity. If the common stock warrants are redeemed at a price in excess of their carrying value, the excess will be recorded as a reduction to shareholders’ equity and not as a reduction to net income available to common shareholders.

Quarter Ended June 30, 2010 compared to the Quarter Ended June 30, 2009

Net Interest Income

FTE net interest income increased $11.3 million, or 8.6%, from $131.8 million in the second quarter of 2009 to $143.0 million in the second quarter of 2010. This was the net result of a $10.4 million decrease in FTE interest income and a $21.6 million decrease in interest expense.

The following table provides a comparative average balance sheet and net interest income analysis for the second quarter of 2010 as compared to the same period in 2009. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Three months ended June 30
	2010			2009
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income (2)	$11,959,176	$159,632	5.35%	$11,960,669	$163,744	5.49%
Taxable investment securities (3)	2,386,695	25,146	4.22	2,673,136	29,422	4.40
Tax-exempt investment securities (3)	355,186	5,152	5.80	462,991	6,425	5.55
Equity securities (3)	140,271	733	2.09	134,702	660	1.96

Total investment securities	2,882,152	31,031	4.31	3,270,829	36,507	4.47
Loans held for sale	59,412	667	4.49	139,354	1,628	4.67
Other interest-earning assets	366,200	231	0.25	20,897	40	0.76

Total interest-earning assets	15,266,940	191,561	5.03%	15,391,749	201,919	5.26%
Noninterest-earning assets:
Cash and due from banks	261,576			283,399
Premises and equipment	203,928			204,451
Other assets	1,102,587			938,156
Less: Allowance for loan losses	(275,209)			(211,166)

Total Assets	$16,559,822			$16,606,589

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$2,019,605	$1,840	0.37%	$1,818,897	$2,002	0.44%
Savings deposits	3,090,857	5,388	0.70	2,307,089	4,401	0.76
Time deposits	5,120,648	24,591	1.93	5,625,841	41,604	2.97

Total interest-bearing deposits	10,231,110	31,819	1.25	9,751,827	48,007	1.97
Short-term borrowings	512,583	390	0.30	1,186,541	921	0.31
FHLB advances and long-term debt	1,403,410	16,313	4.66	1,780,120	21,225	4.78

Total interest-bearing liabilities	12,147,103	48,522	1.60%	12,718,488	70,153	2.21%
Noninterest-bearing liabilities:
Demand deposits	2,079,674			1,812,539
Other	199,778			206,901

Total Liabilities	14,426,555			14,737,928
Shareholders’ equity	2,133,267			1,868,661

Total Liabilities and Shareholders’ Equity	$16,559,822			$16,606,589

Net interest income/net interest margin (FTE)		143,039	3.76%		131,766	3.43%

Tax equivalent adjustment		(3,881)			(3,822)

Net interest income		$139,158			$127,944

(1)	Includes dividends earned on equity securities.
(2)	Includes non-performing loans.
(3)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	2010 vs. 2009 Increase (decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$(20)	$(4,092)	$(4,112)
Taxable investment securities	(3,055)	(1,221)	(4,276)
Tax-exempt investment securities	(1,547)	274	(1,273)
Equity securities	28	45	73
Loans held for sale	(903)	(58)	(961)
Other interest-earning assets	234	(43)	191

Total interest income	$(5,263)	$(5,095)	$(10,358)

Interest expense on:
Demand deposits	$203	$(365)	$(162)
Savings deposits	1,333	(346)	987
Time deposits	(3,469)	(13,544)	(17,013)
Short-term borrowings	(487)	(44)	(531)
FHLB advances and long-term debt	(4,391)	(521)	(4,912)

Total interest expense	$(6,811)	$(14,820)	$(21,631)

Interest income decreased $10.4 million, or 5.1%. A 23 basis point, or 4.4%, decrease in average yields resulted in a $5.1 million decrease in interest income. The remaining $5.3 million decrease was due to a $124.8 million, or 0.8%, decrease in average interest-earning assets.

Average loans, by type, are summarized in the following table:

	Three months ended June 30		Increase (decrease)
	2010	2009	$	%
	(dollars in thousands)

Real estate – commercial mortgage	$4,319,540	$4,091,498	$228,042	5.6%
Commercial – industrial, financial and agricultural	3,686,442	3,656,294	30,148	0.8
Real estate – home equity	1,638,260	1,668,562	(30,302)	(1.8)
Real estate – residential mortgage	972,129	935,983	36,146	3.9
Real estate – construction	909,836	1,152,195	(242,359)	(21.0)
Consumer	362,883	371,610	(8,727)	(2.3)
Leasing and other	70,086	84,527	(14,441)	(17.1)

Total	$11,959,176	$11,960,669	$(1,493)	0.0%

The Corporation experienced growth in its commercial mortgage ($228.0 million, or 5.6%), residential mortgage ($36.1 million, or 3.9%) and commercial loan ($30.1 million, or 0.8%) portfolios.

Geographically, the growth in commercial mortgages was mainly attributable to the Corporation’s Pennsylvania ($142.9 million, or 6.8%, increase) and Maryland ($40.1 million, or 11.5%, increase) markets. Commercial loan growth was primarily in the Pennsylvania ($99.1 million, or 4.2%) and New Jersey ($22.2 million, or 4.1%) markets, partially offset by declines in the Maryland ($48.0 million, or 11.7%) and Virginia ($43.4 million, or 14.2%) markets.

The $36.1 million, or 3.9%, increase in residential mortgages was primarily due to the Corporation retaining 10 and 15 year fixed rate mortgages in portfolio. These loans were underwritten to the standards required for sale to third-party investors. However, the Corporation elected to retain them in its portfolio due to their relatively attractive yields.

The $242.4 million, or 21.0%, decrease in construction loans was primarily due to efforts to decrease credit exposure in this portfolio. Geographically, the decline was throughout all of the Corporation’s markets, with decreases in Maryland ($98.9 million, or 32.1%), New Jersey ($70.4 million, or 30.1%), Virginia ($59.7 million, or 20.8%) and Pennsylvania ($11.8 million, or 3.8%). The decrease in home equity loans was mainly due to residential mortgage refinances, driven by low interest rates.

The average yield on loans decreased 14 basis points, or 2.6%, from 5.49% in 2009 to 5.35% in 2010, despite the average prime rate remaining at 3.25% for the second quarter of both 2010 and 2009. The decrease in average yields on loans was attributable to repayments of higher-yielding loans and declining average rates on fixed and adjustable rate loans which, unlike floating rate loans, have a lagged repricing effect.

Average investments decreased $388.7 million, or 11.9%, due largely to sales of collateralized mortgage obligations and maturities of mortgage-backed securities, the proceeds of which were not fully reinvested into the portfolio, because current rates on many investment options were not attractive. The average yield on investments decreased 16 basis points, or 3.6%, from 4.47% in 2009 to 4.31% in 2010, as investment security purchases were at yields that were lower than the overall portfolio yield.

Other interest-earning assets, consisting of interest-bearing deposits with other banks, increased $345.3 million, or 1,652.4%. The Corporation invested $226.3 million of proceeds received from its May 2010 common stock offering in short-term funds, with the intent of redeeming its outstanding preferred stock. Because final approval to redeem the preferred stock did not occur until July 2010, the impact of investing these funds in interest-bearing deposits with other banks for almost two months had a negative impact on net interest margin as the average yield on interest-bearing deposits with other banks was 0.25% for the second quarter of 2010, compared to an average yield for investment securities of 4.31%.

Interest expense decreased $21.6 million, or 30.8%, to $48.5 million in the second quarter of 2010 from $70.2 million in the same period in 2009. Interest expense decreased $14.8 million as a result of a 61 basis point, or 27.6%, decrease in the average cost of interest-bearing liabilities. Interest expense decreased an additional $6.8 million as a result of a $571.4 million, or 4.5%, decline in average interest-bearing liabilities.

The following table summarizes the changes in average deposits, by type:

	Three months ended
	June 30		Increase (decrease)
	2010	2009	$	%
	(dollars in thousands)

Noninterest-bearing demand	$2,079,674	$1,812,539	$267,135	14.7%
Interest-bearing demand	2,019,605	1,818,897	200,708	11.0
Savings	3,090,857	2,307,089	783,768	34.0

Total demand and savings	7,190,136	5,938,525	1,251,611	21.1
Time deposits	5,120,648	5,625,841	(505,193)	(9.0)

Total deposits	$12,310,784	$11,564,366	$746,418	6.5%

The Corporation experienced an increase in noninterest-bearing and interest-bearing demand and savings accounts of $1.3 billion, or 21.1%. Increases in demand and savings deposits were consistent with industry trends, as economic conditions have slowed spending and encouraged saving. Also contributing to the growth in demand and savings deposits was the Corporation’s promotional efforts with a focus on building customer relationships. The increase in noninterest-bearing demand accounts was primarily in business accounts, the increase in interest-bearing demand accounts was primarily in personal accounts and partially in municipal accounts, and the increase in savings accounts was in personal, business and municipal accounts. The growth in business accounts was due, in part, to businesses being required to keep higher balances on hand to offset service fees, as well as a migration from the Corporation’s cash management products due to low interest rates.

The decrease in time deposits was due to a $309.8 million, or 5.7%, decrease in customer certificates of deposit and a $195.4 million, or 94.5%, decrease in brokered certificates of deposit. The decrease in customer certificates of deposits was in accounts with original maturity terms less than one year, partially offset by growth in accounts with original maturity terms greater than one year and jumbo certificates of deposit. The growth in longer-term certificates of deposit was due to the Corporation’s continuing focus on building customer relationships, while at the same time extending funding maturities at reasonable rates over a longer time horizon. The decrease in brokered certificates of deposit, was replaced by the significant growth in customer funding.

The average cost of interest-bearing deposits decreased 72 basis points, or 36.5%, from 1.97% in 2009 to 1.25% in 2010 primarily due to the maturities of higher-rate certificates of deposit. The average cost of certificates of deposit decreased 104 basis points, or 35.0%.

As average deposits increased, short-term and long-term borrowings decreased, as summarized in the following table:

	Three months ended
	June 30		Increase (decrease)
	2010	2009	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$263,533	$256,306	$7,227	2.8%
Customer short-term promissory notes	207,100	297,743	(90,643)	(30.4)

Total short-term customer funding	470,633	554,049	(83,416)	(15.1)
Federal funds purchased	41,950	580,020	(538,070)	(92.8)
Federal Reserve Bank borrowings	0	48,352	(48,352)	N/A
Other short-term borrowings	0	4,120	(4,120)	N/A

Total other short-term borrowings	41,950	632,492	(590,542)	(93.4)

Total short-term borrowings	512,583	1,186,541	(673,958)	(56.8)
Long-term debt:
FHLB advances	1,020,134	1,397,010	(376,876)	(27.0)
Other long-term debt	383,276	383,110	166	0

Total long-term debt	1,403,410	1,780,120	(376,710)	(21.2)

Total	$1,915,993	$2,966,661	$(1,050,668)	(35.4%)

N/A – Not applicable.

The $83.4 million net decrease in short-term customer funding resulted from customers transferring funds from the cash management program to deposits due to the low interest rate environment. The $538.1 million decrease in Federal funds purchased was due to increases in non-interest and interest-bearing demand and savings accounts, combined with the decrease in investments and no growth in the loan portfolio, resulting in reduced funding needs for the Corporation. The $376.9 million decrease in Federal Home Loan Bank (FHLB) advances was due to maturities, which were not replaced with new advances.

Provision for Loan Losses and Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses:

	Three months ended June 30
	2010	2009
	(dollars in thousands)

Loans, net of unearned income outstanding at end of period	$11,943,384	$11,866,818

Daily average balance of loans, net of unearned income	$11,959,176	$11,960,669

Balance of allowance for credit losses at beginning of period	$269,254	$200,063
Loans charged off:
Commercial – industrial, agricultural and financial	13,390	6,274
Real estate – construction	9,299	11,294
Real estate – commercial mortgage	3,915	5,961
Consumer	2,438	3,064
Real estate – residential mortgage and home equity	1,880	1,830
Leasing and other	610	2,099

Total loans charged off	31,532	30,522
Recoveries of loans previously charged off:
Commercial – industrial, agricultural and financial	1,157	306
Real estate – construction	581	214
Real estate – commercial mortgage	157	25
Consumer	488	511
Real estate – residential mortgage and home equity	3	147
Leasing and other	269	210

Total recoveries	2,655	1,413

Net loans charged off	28,877	29,109
Provision for loan losses	40,000	50,000

Balance of allowance for credit losses at end of period	$280,377	$220,954

Components of the Allowance for Credit Losses:
Allowance for loan losses	$272,042	$214,170
Reserve for unfunded lending commitments	8,335	6,784

Allowance for credit losses	$280,377	$220,954

Selected Ratios:
Net charge-offs to average loans (annualized)	0.97%	0.97%
Allowance for credit losses to loans outstanding	2.35%	1.86%

The provision for loan losses was $40.0 million for the second quarter of 2010, a decrease of $10.0 million, or 20.0%, from the same period in 2009. A slowing in the pace of specific loan loss allocations needed for impaired loans contributed to the decrease in the provision for loan losses. See Note E, “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements for additional details related to impaired loans.

Net charge-offs decreased $232,000, or 0.8%, to $28.9 million for the second quarter of 2010 compared to $29.1 million for the second quarter of 2009. Annualized net charge-offs to average loans were 97 basis points for the second quarter of 2010 and 2009. Decreases in construction loan net charge-offs ($2.4 million, or 21.3%), commercial mortgage net charge-offs ($2.2 million, or 36.7%) and leasing and other net charge-offs ($1.5 million, or 81.9%), were offset by an increase in commercial loan net charge-offs ($6.3 million, or 105.0%).

Of the $28.9 million of net charge-offs recorded in the second quarter of 2010, 56.5% were in New Jersey, 31.2% in Pennsylvania and 12.6% in Virginia. During the second quarter of 2010, there were seven individual charge-offs that exceeded $1.0 million, totaling $16.5 million, of which $9.0 million were for businesses that were negatively impacted by the downturn in residential and commercial real estate.

The following table summarizes the Corporation’s non-performing assets as of the indicated dates:

	June 30 2010	June 30 2009	December 31 2009
	(dollars in thousands)

Non-accrual loans	$263,227	$228,132	$238,360
Loans 90 days past due and accruing	53,707	39,135	43,359

Total non-performing loans	316,934	267,267	281,719
Other real estate owned (OREO)	25,681	24,916	23,309

Total non-performing assets	$342,615	$292,183	$305,028

Non-accrual loans to total loans	2.20%	1.92%	1.99%
Non-performing assets to total assets	2.06%	1.73%	1.83%
Allowance for credit losses to non-performing loans	88.47%	82.67%	91.42%
Non-performing assets to tangible common shareholders’ equity and allowance for credit losses	21.54%	24.99%	24.00%

Excluded from non-accrual loans above were $57.7 million of loans whose terms were modified under a troubled debt restructuring and were current under their modified terms at June 30, 2010. As of June 30, 2010, such troubled debt restructurings included $32.0 million of residential mortgages, $14.9 million of commercial mortgages, $6.2 million of construction loans, $4.3 million of commercial loans and $266,000 of consumer loans.

The following table summarizes the Corporation’s non-performing loans, by type, as of the indicated dates:

	June 30 2010	June 30 2009	December 31 2009
	(in thousands)

Real estate – commercial mortgage	$101,378	$57,786	$61,052
Real estate – construction	79,122	102,977	92,841
Commercial – industrial, agricultural and financial	77,587	58,433	69,604
Real estate – residential mortgage and home equity	45,639	37,231	45,748
Consumer	13,115	9,764	12,319
Leasing	93	1,076	155

Total non-performing loans	$316,934	$267,267	$281,719

Non-performing loans increased to $316.9 million at June 30, 2010, from $267.3 million at June 30, 2009. The $49.7 million, or 18.6%, increase in non-performing loans in comparison to June 30, 2009 was primarily due to a $43.6 million, or 75.4%, increase in non-performing commercial mortgages, a $19.2 million, or 32.8%, increase in non-performing commercial loans and an $8.4 million, or 22.6%, increase in non-performing residential mortgage and home equity loans, offset by a $23.9 million, or 23.2%, decrease in non-performing construction loans.

The $43.6 million increase in non-performing commercial mortgages was primarily due to increases in the Pennsylvania ($25.8 million, or 150.3%) and New Jersey ($15.7 million, or 59.5%) markets. The increase in Pennsylvania was primarily due to two loans, a condominium development and a hotel, included in non-performing assets as of June 30, 2010, which totaled $14.9 million.

The $19.2 million increase in non-performing commercial loans was a result of prolonged weak economic conditions continuing to put stress on business customers. Geographically, the increase was due to increases in the Pennsylvania ($19.6 million, or 99.3%) and Maryland ($3.5 million, or 87.1%) markets, offset by a 3.5 million, or 20.6%, decrease in Virginia.

The $8.4 million increase in non-performing residential mortgage and home equity loans was primarily due to increases in the New Jersey ($4.0 million, or 68.3%), Delaware ($2.1 million, or 138.9%), Pennsylvania ($1.6 million, or 17.6%), and Maryland ($1.5 million, or 40.8%) markets.

The $23.9 million decrease in non-performing construction loans was due to the $29.0 million of net charge-offs recorded during the first half of 2010, partially offset by increases to non-performing construction loans, primarily in the Pennsylvania and Maryland markets.

The $25.7 million of OREO at June 30, 2010 included $15.1 million of residential properties and $10.6 million of commercial properties. The residential properties included $5.8 million of foreclosed repurchased residential mortgage loans, as discussed in Note I, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

The following table summarizes loan delinquency rates, by type, as of June 30:

	2010			2009
	30-60 Days	> 90 Days	Total	30-60 Days	> 90 Days	Total

Real estate – construction	1.07%	8.86%	9.93%	1.05%	9.31%	10.36%
Commercial – industrial, agricultural and financial	0.46	2.12	2.58	0.47	1.77	2.24
Real estate – commercial mortgage	0.80	2.33	3.13	0.72	1.22	1.94
Real estate – residential mortgage	3.67	4.69	8.36	5.06	4.25	9.31
Consumer, home equity, leasing and other	0.94	0.64	1.58	0.90	0.52	1.42

Total	0.98%	2.65%	3.63%	1.04%	2.24%	3.28%

Total dollars (in thousands)	$116,772	$317,372	$434,144	$124,283	$268,807	$393,090

The increase in delinquency rates since the second quarter of 2009 was primarily due to an increase in greater than 90 days delinquency rates for commercial mortgages and commercial loans, offset by a decline in greater than 90 days delinquency rates for construction loans.

The increases in greater than 90 days delinquencies on commercial mortgages and commercial loans were a by-product of slow consumer demand that continues to place stress on businesses. The decrease in construction loan delinquencies was primarily due to certain delinquent accounts being charged off since June 30, 2009.

The following table presents ending balances of loans outstanding, net of unearned income:

	June 30	June 30	December 31
	2010	2009	2009
	(in thousands)

Real-estate – commercial mortgage	$4,330,630	$4,121,208	$4,292,300
Commercial – industrial, agricultural and financial	3,664,603	3,614,144	3,699,198
Real-estate – home equity	1,637,171	1,653,461	1,644,260
Real-estate – residential mortgage	985,345	925,270	921,741
Real-estate – construction	893,305	1,096,047	978,267
Consumer	368,631	371,492	360,698
Leasing and other	63,699	85,196	75,960

Loans, net of unearned income	$11,943,384	$11,866,818	$11,972,424

Approximately $5.2 billion, or 43.7%, of the Corporation’s loan portfolio was in commercial mortgage and construction loans at June 30, 2010. The Corporation does not have a concentration of credit risk with any single borrower, industry or geographical location. However, the performance of real estate markets in general has adversely impacted the performance of these loans.

During 2009 and 2008, the Corporation experienced significant increases in non-performing construction loans and commercial mortgages. During the first half of 2010, non-performing construction loans have decreased as the Corporation has reduced its exposure in this sector and charged off certain non-performing construction loans. Non-performing commercial mortgages increased during the first half of 2010, as prolonged weak economic conditions have continued to place stress on the credit quality of the commercial mortgage portfolio.

Commercial loans comprise 30.7% of the total loan portfolio. As with commercial mortgages, the credit quality of these loans has been impacted by generally poor economic conditions as businesses continue to struggle for growth as a result of reduced consumer spending.

Approximately $2.6 billion, or 22.0%, of the Corporation’s loan portfolio was in residential mortgage and home equity loans at June 30, 2010. In recent years, deterioration in residential real estate values in some geographic areas, most notably in portions of Maryland, New Jersey and Virginia, and generally poor economic conditions, have resulted in increases in non-performing loans and negatively impacted the overall credit quality of the portfolio.

Management believes that the allowance for credit losses of $280.4 million at June 30, 2010 is sufficient to cover losses inherent in both the loan portfolio and the unfunded lending commitments as of that date and is appropriate based on applicable accounting standards.

Other Income

The following table presents the components of other income:

	Three months ended
	June 30		Increase (decrease)
	2010	2009	$	%
	(dollars in thousands)

Overdraft fees	$9,618	$8,792	$826	9.4%
Cash management fees	2,514	3,090	(576)	(18.6)
Other	3,350	3,179	171	5.4

Service charges on deposit accounts	15,482	15,061	421	2.8
Debit card income	3,369	2,752	617	22.4
Merchant fees	2,123	1,870	253	13.5
Foreign currency processing income	1,964	1,676	288	17.2
Letter of credit fees	1,463	1,816	(353)	(19.4)
Other	1,603	1,481	122	8.2

Other service charges and fees	10,522	9,595	927	9.7
Investment management and trust services	8,655	7,876	779	9.9
Gains on sales of mortgage loans	3,063	7,395	(4,332)	(58.6)
Credit card income	1,442	1,364	78	5.7
Gains on sales of OREO	762	883	(121)	(13.7)
Other	3,135	3,126	9	0.3

Total, excluding investment securities gains	43,061	45,300	(2,239)	(4.9)
Investment securities gains	904	77	827	1,074.0

Total	$43,965	$45,377	$(1,412)	(3.1%)

The $2.2 million, or 4.9%, decrease in other income, excluding investment securities gains, resulted from a significant decline in mortgage sale gains, offset by improvements in certain other categories.

The $826,000, or 9.4%, increase in overdraft fees was due to an increase in volume. The $172,000, or 5.4%, increase in other service charges on deposit accounts was primarily due to the growth in non-interest and interest bearing demand and savings accounts. The $576,000, or 18.6%, decrease in cash management fees resulted from customers transferring funds from the cash management program to deposits due to the low interest rate environment.

The $617,000, or 22.4%, increase in debit card fees was as a result of increasing transaction volumes and the introduction of a new reward points program in 2010. The $288,000, or 17.2%, increase in foreign currency processing revenue and the $253,000, or 13.5%, increase in merchant fees were both a result of an increase in transaction volumes. The $353,000, or 19.4%, decrease in letter of credit fees was due to a decrease in the balance of letters of credit outstanding.

As a result of changes in regulations requiring customers to affirmatively consent to the payment of certain types of overdrafts, the Corporation will likely experience a decrease in overdraft fees in the future. In addition, the recently enacted financial regulatory reform legislation will require debit card fees to be set by the Federal Reserve, which could impact future debit card fee income. The extent to which debit card fees may be impacted is not known at this time.

The $779,000, or 9.9%, increase in investment management and trust services income was due to an increase in brokerage revenue. The Corporation has expanded its brokerage operations by hiring additional sales staff and transitioning from a transaction-based revenue model to a relationship-based model, which generates fees based on the values of assets under management rather than transaction volume.

Gains on sales of mortgage loans decreased $4.3 million, or 58.6%, due to a decrease in the volume of loans sold. Total loans sold in the second quarter of 2010 were $270.9 million, compared to $650.0 million in the second quarter of 2009, due entirely to a decrease in refinance volumes. For the three months ended June 30, 2010, 33% of loans originated for sale were refinances, compared to 77% for the same period in 2009.

Investment securities gains of $904,000 for the second quarter of 2010 included $4.4 million of net gains on the sales of securities, offset by $3.5 million of other-than-temporary impairment charges. The Corporation recorded $3.0 million of other-than-temporary impairment charges for pooled trust preferred securities issued by financial institutions and $509,000 of other-than-temporary impairment charges for certain financial institution stocks. The $4.4 million of net gains on the sales of securities were primarily due to the sale of collateralized mortgage obligations. The $77,000 of investment securities gains for the second quarter of 2009 included $3.5 million of net gains on the sale of securities, primarily mortgage-backed securities, offset by $3.4 million of other-than-temporary impairment charges. The Corporation recorded $2.7 million of other-than-temporary impairment charges for pooled trust preferred securities issued by financial institutions and $728,000 of other-than-temporary impairment charges related to financial institution stocks. See Note D, “Investment Securities” in the Notes to Consolidated Financial Statements for additional details.

Other Expenses

The following table presents the components of other expenses:

	Three months ended June 30		Increase (decrease)
	2010	2009	$	%
	(dollars in thousands)

Salaries and employee benefits	$54,654	$55,799	$(1,145)	(2.1%)
Net occupancy expense	10,519	10,240	279	2.7
FDIC insurance expense	5,136	12,206	(7,070)	(57.9)
Professional fees	3,035	2,088	947	45.4
Equipment expense	2,663	3,300	(637)	(19.3)
Data processing	2,364	2,907	(543)	(18.7)
Marketing	2,271	1,724	547	31.7
Telecommunications	2,086	2,181	(95)	(4.4)
Postage	1,455	1,204	251	20.8
Supplies	1,369	1,500	(131)	(8.7)
Intangible amortization	1,341	1,434	(93)	(6.5)
OREO expense	1,337	1,867	(530)	(28.4)
Other	11,928	11,356	572	5.0

Total	$100,158	$107,806	$(7,648)	(7.1%)

Salaries and employee benefits decreased $1.1 million, or 2.1%, with salaries decreasing $1.0 million, or 2.3%, and employee benefits decreasing $116,000, or 1.1%. The decrease in salaries was primarily due to a decrease in average full-time equivalent employees from 3,630 in the second quarter of 2009 to 3,520 in the second quarter of 2010, largely from the consolidation of The Columbia Bank’s back office functions in 2009.

The $7.1 million, or 57.9%, decrease in FDIC insurance expense was a result of a $7.7 million special assessment recorded in the second quarter of 2009, partially offset by an increase in assessment rates and growth in insured deposits. The $947,000, or 45.4%, increase in professional fees was primarily due to an increase in legal fees related to collection and workout efforts for non-performing loans. The $637,000, or 19.3%, decrease in equipment expense was largely due to a vendor rebate received in the second quarter of 2010. The $543,000, or 18.7%, decrease in data processing expense was primarily due to the conversion of The Columbia Bank’s back office systems in the third quarter of 2009. The $547,000, or 31.7%, increase in marketing expenses was due to the timing of promotional campaigns.

The $530,000, or 28.4%, decrease in OREO expense was primarily due to an $864,000 decrease in loss provisions, offset by increases in losses on sales of OREO and in carrying costs, both a result of a larger number of properties owned.

Income Taxes

Income tax expense for the second quarter of 2010 was $11.3 million, an $8.9 million, or 369.3%, increase from $2.4 million in 2009. The increase was primarily due to the increase in income before income taxes.

The Corporation’s effective tax rate was 26.3% in 2010, as compared to 15.5% in 2009. The effective rate is generally lower than the Federal statutory rate of 35% due to investments in tax-free municipal securities and Federal tax credits earned from investments in low and moderate-income housing partnerships. The effective rate for the second quarter of 2010 is higher than the same period in 2009 due to non-taxable income and tax credits having a smaller impact on the effective tax rate due to the higher level of income before income taxes.

Six Months Ended June 30, 2010 compared to the Six Months Ended June 30, 2009

Net Interest Income

FTE net interest income increased $25.6 million, or 9.8%, from $259.9 million in the first half of 2009 to $285.5 million in the first half of 2010. This was the net result of a $15.4 million decrease in FTE interest income and a $41.0 million decrease in interest expense.

The following table provides a comparative average balance sheet and net interest income analysis for the first half of 2010 as compared to the same period in 2009. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Six months ended June 30
	2010			2009
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income (2)	$11,965,446	$319,056	5.37%	$12,000,755	$327,497	5.50%
Taxable investment securities (3)	2,524,149	53,295	4.23	2,444,159	56,272	4.61
Tax-exempt investment securities (3)	371,488	10,683	5.75	483,016	13,312	5.51
Equity securities (3)	141,079	1,542	2.19	135,998	1,434	2.12

Total investment securities	3,036,716	65,520	4.32	3,063,173	71,018	4.64
Loans held for sale	51,220	1,223	4.77	122,007	2,889	4.74
Other interest-earning assets	189,479	256	0.27	18,927	89	0.95

Total interest-earning assets	15,242,861	386,055	5.10%	15,204,862	401,493	5.32%
Noninterest-earning assets:
Cash and due from banks	262,357			300,568
Premises and equipment	203,757			203,667
Other assets	1,094,653			931,494
Less: Allowance for loan losses	(274,322)			(199,241)

Total Assets	$16,529,306			$16,441,350

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$2,000,734	$3,680	0.37%	$1,786,629	$3,777	0.43%
Savings deposits	2,969,814	10,589	0.72	2,183,243	8,754	0.81
Time deposits	5,161,583	51,288	2.00	5,529,794	85,371	3.11

Total interest-bearing deposits	10,132,131	65,557	1.30	9,499,666	97,902	2.08
Short-term borrowings	691,289	939	0.27	1,350,889	2,358	0.35
FHLB advances and long-term debt	1,443,600	34,105	4.75	1,783,787	41,344	4.67

Total interest-bearing liabilities	12,267,020	100,601	1.65%	12,634,342	141,604	2.26%
Noninterest-bearing liabilities:
Demand deposits	2,026,705			1,735,525
Other	190,207			204,190

Total Liabilities	14,483,932			14,574,057
Shareholders’ equity	2,045,374			1,867,293

Total Liabilities and Shareholders’ Equity	$16,529,306			$16,441,350

Net interest income/net interest margin (FTE)		285,454	3.77%		259,889	3.44%

Tax equivalent adjustment		(7,787)			(7,829)

Net interest income		$277,667			$252,060

(1)	Includes dividends earned on equity securities.
(2)	Includes non-performing loans.
(3)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense for the first half of 2010 due to changes in average balances (volume) and changes in rates:

	2010 vs. 2009 Increase (decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$(898)	$(7,543)	$(8,441)
Taxable investment securities	1,790	(4,767)	(2,977)
Tax-exempt investment securities	(3,181)	552	(2,629)
Equity securities	55	53	108
Loans held for sale	(1,684)	18	(1,666)
Other interest-earning assets	272	(105)	167

Total interest income	$(3,646)	$(11,792)	$(15,438)

Interest expense on:
Demand deposits	$425	$(522)	$(97)
Savings deposits	2,887	(1,052)	1,835
Time deposits	(5,366)	(28,717)	(34,083)
Short-term borrowings	(976)	(443)	(1,419)
FHLB advances and long-term debt	(7,943)	704	(7,239)

Total interest expense	$(10,973)	$(30,030)	$(41,003)

Interest income decreased $15.4 million, or 3.8%. A 22 basis point, or 4.1%, decrease in average yields resulted in an $11.8 million decrease in interest income. Despite a $38.0 million, or 0.2%, increase in total interest earning assets, the change in the composition of interest-earning assets caused a $3.6 million decrease in interest income, when calculated by individual earning asset category as the total increase in balances was in lower-yielding other interest-earning assets, offset by a decrease in higher-yielding average loans, investments and loans held for sale.

In May 2010, the $226.3 million of proceeds from the Corporation’s common stock offering were invested in lower yielding interest-bearing deposits with other banks while the Corporation awaited final approval to redeem its outstanding preferred stock.

Average loans, by type, are summarized in the following table:

	Six months ended
	June 30		Increase (decrease)
	2010	2009	$	%
	(dollars in thousands)

Real estate – commercial mortgage	$4,312,942	$4,070,291	$242,651	6.0%
Commercial – industrial, financial and agricultural	3,686,425	3,656,133	30,292	0.8
Real estate – home equity	1,639,579	1,683,497	(43,918)	(2.6)
Real estate – residential mortgage	956,478	946,710	9,768	1.0
Real estate – construction	935,861	1,190,803	(254,942)	(21.4)
Consumer	362,549	366,293	(3,744)	(1.0)
Leasing and other	71,612	87,028	(15,416)	(17.7)

Total	$11,965,446	$12,000,755	$(35,309)	(0.3%)

The Corporation experienced growth in both its commercial mortgage ($242.7 million, or 6.0%) and commercial loan ($30.3 million, or 0.8%) portfolios. Geographically, the growth in commercial mortgages was mainly attributable to the Corporation’s Pennsylvania ($159.4 million, or 7.6%, increase) and Maryland ($45.4 million, or 13.3%, increase) markets. Commercial loan growth was in the Pennsylvania ($92.5 million, or 3.9%) and New Jersey ($20.3 million, or 3.7%) markets, partially offset by declines in the Maryland ($48.7 million, or 11.8%) and Virginia ($34.4 million, or 11.2%) markets.

The $254.9 million, or 21.4%, decrease in construction loans was primarily due to efforts to decrease credit exposure in this portfolio. Geographically, the decline was throughout all of the Corporation’s markets, with decreases in Maryland ($97.1 million, or 30.1%), New Jersey ($67.4 million, or 28.5%), Virginia ($59.5 million, or 20.3%) and Pennsylvania ($29.0 million, or 9.0%). The $43.9 million, or 2.6%, decrease in home equity loans was due to higher residential mortgage refinances resulting from relatively low interest rates during 2009.

The average yield on loans decreased 13 basis points, or 2.4%, from 5.50% in 2009 to 5.37% in 2010, despite the average prime rate remaining at 3.25% for the first half of both 2010 and 2009. The decrease in average yields on loans was attributable to repayments of higher-yielding loans and declining average rates on fixed and adjustable rate loans which, unlike floating rate loans, have a lagged repricing effect.

Average investments decreased $26.5 million, or 0.9%, as sales and maturities of collateralized mortgage obligations and mortgage-backed securities were not fully reinvested in the portfolio. The decrease was not as pronounced as the second quarter of 2010 in comparison to 2009 mainly due to the timing of securities sales. The average yield on investments decreased 32 basis points, or 6.9%, from 4.64% in 2009 to 4.32% in 2010, as the reinvestment of cash flows and incremental purchases of taxable investment securities were at yields that were lower than the overall portfolio yield.

Other interest-earning assets, consisting of interest-bearing deposits with other banks, increased $170.6 million, or 901.1%. As noted above, the Corporation invested $226.3 million of proceeds received in connection with its May 2010 common stock offering in short-term funds, with the intent of redeeming its outstanding preferred stock.

Interest expense decreased $41.0 million, or 29.0%, to $100.6 million in the first half of 2010 from $141.6 million in the same period in 2009. Interest expense decreased $30.0 million as a result of a 61 basis point, or 27.0%, decrease in the average cost of interest-bearing liabilities. Interest expense decreased an additional $11.0 million as a result of a $367.3 million, or 2.9%, decline in average interest-bearing liabilities.

The following table summarizes the changes in average deposits, by type:

	Six months ended
	June 30		Increase (decrease)
	2010	2009	$	%
	(dollars in thousands)

Noninterest-bearing demand	$2,026,705	$1,735,525	$291,180	16.8%
Interest-bearing demand	2,000,734	1,786,629	214,105	12.0
Savings	2,969,814	2,183,243	786,571	36.0

Total demand and savings	6,997,253	5,705,397	1,291,856	22.6
Time deposits	5,161,583	5,529,794	(368,211)	(6.7)

Total deposits	$12,158,836	$11,235,191	$923,645	8.2%

Noninterest-bearing and interest-bearing demand and savings accounts increased $1.3 billion, or 22.6%. The increase in noninterest-bearing demand accounts was primarily in business accounts, the increase in interest-bearing demand accounts was primarily in personal and municipal accounts, and the increase in savings accounts was in personal, business and municipal accounts.

The decrease in time deposits was due to a $258.8 million, or 95.3%, decrease in brokered certificates of deposit and a $109.4 million, or 2.1%, decrease in customer certificates of deposit. The decrease in brokered certificates of deposit occurred because the significant growth in customer funding reduced the need for wholesale funding. The decrease in customer certificates of deposits was in accounts with original maturity terms less than one year, offset by a decline in accounts with original maturity terms greater than one year.

The average cost of interest-bearing deposits decreased 78 basis points, or 37.5%, from 2.08% in 2009 to 1.30% in 2010 primarily due to the maturities of higher-rate certificates of deposit. The average cost of certificates of deposit decreased 111 basis points, or 35.7%.

As average deposits increased, short-term and long-term borrowings decreased, as summarized in the following table:

	Six months ended
	June 30		Increase (decrease)
	2010	2009	$	%
	(dollars in thousands)

Short-term borrowings:
Customer repurchase agreements	$256,298	$251,395	$4,903	2.0%
Customer short-term promissory notes	215,224	317,297	(102,073)	(32.2)

Total short-term customer funding	471,522	568,692	(97,170)	(17.1)
Federal funds purchased	219,767	685,425	(465,658)	(67.9)
Federal Reserve Bank borrowings	0	93,039	(93,039)	N/A
Other short-term borrowings	0	3,733	(3,733)	N/A

Total other short-term borrowings	219,767	782,197	(562,430)	(71.9)

Total short-term borrowings	691,289	1,350,889	(659,600)	(48.8)
Long-term debt:
FHLB advances	1,060,290	1,400,623	(340,333)	(24.3)
Other long-term debt	383,310	383,164	146	0

Total long-term debt	1,443,600	1,783,787	(340,187)	(19.1)

Total	$2,134,889	$3,134,676	$(999,787)	(31.9%)

N/A – Not applicable.

The $97.2 million net decrease in short-term customer funding resulted from customers transferring funds from the cash management program to deposits due to the low interest rate environment. The decreases in Federal funds purchased and Federal Reserve Bank borrowings were due to increases in non-interest and interest bearing demand and savings accounts, combined with the decreases in investments and loans, the result of which was a reduced funding need for the Corporation. The $340.3 million decrease in Federal Home Loan Bank (FHLB) advances was due to maturities, which were generally not replaced with new advances.

Provision for Loan Losses and Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses:

	Six months ended June 30
	2010	2009
	(dollars in thousands)

Loans, net of unearned income outstanding at end of period	$11,943,384	$11,866,818

Daily average balance of loans, net of unearned income	$11,965,446	$12,000,755

Balance of allowance for credit losses at beginning of period	$257,553	$180,137
Loans charged off:
Commercial – industrial, agricultural and financial	16,371	16,896
Real estate – construction	29,852	23,536
Real estate – commercial mortgage	6,259	9,921
Consumer	4,516	5,140
Real estate – residential mortgage and home equity	3,271	3,767
Leasing and other	1,255	3,045

Total loans charged off	61,524	62,305

Recoveries of loans previously charged off:
Commercial – industrial, agricultural and financial	1,593	1,210
Real estate – construction	896	326
Real estate – commercial mortgage	285	35
Consumer	1,040	940
Real estate – residential mortgage and home equity	4	148
Leasing and other	530	463

Total recoveries	4,348	3,122

Net loans charged off	57,176	59,183
Provision for loan losses	80,000	100,000

Balance of allowance for credit losses at end of period	$280,377	$220,954

Net charge-offs to average loans (annualized)	0.96%	0.99%

The provision for loan losses was $80.0 million for the first half of 2010, a decrease of $20.0 million, or 20.0%, over the same period in 2009. A slight decrease in net charge-offs and a slowing in the pace of specific loan loss allocations needed for impaired loans contributed to the decrease in the provision for loan losses.

Net charge-offs decreased $2.0 million, or 3.4%, to $57.2 million for the first half of 2010 compared to $59.2 million for the first half of 2009. Annualized net charge-offs to average loans decreased 3 basis points, or 3.0%, to 96 basis points for the first half of 2010. The $2.0 million decrease in net charge-offs was primarily due to decreases in commercial mortgage net charge-offs ($3.9 million, or 39.6%), leasing and other net charge-offs ($1.9 million, or 71.9%), commercial loan net charge-offs ($908,000, or 5.8%), and consumer loan net charge-offs ($724,000, or 17.2%), partially offset by an increase in construction loan net charge-offs ($5.7 million, or 24.8%).

Of the $57.2 million of net charge-offs recorded in the first half of 2010, 38.0% were in New Jersey, 24.9% in Pennsylvania, 22.3% in Virginia and 14.0% in Maryland. During the first half of 2010, there were 13 individual charge-offs which exceeded $1.0 million, totaling $33.4 million, of which $25.9 were for businesses that were negatively impacted by the downturn in residential and commercial real estate.

Other Income

The following table presents the components of other income:

	Six months ended
	June 30		Increase (decrease)
	2010	2009	$	%
	(dollars in thousands)

Overdraft fees	$18,502	$17,234	$1,268	7.4%
Cash management fees	4,791	6,293	(1,502)	(23.9)
Other	6,456	6,428	28	0.4

Service charges on deposit accounts	29,749	29,955	(206)	(0.7)
Debit card income	6,322	5,192	1,130	21.8
Merchant fees	3,947	3,496	451	12.9
Foreign currency processing income	3,902	2,959	943	31.9
Letter of credit fees	2,702	3,350	(648)	(19.3)
Other	3,021	2,952	69	2.3

Other service charges and fees	19,894	17,949	1,945	10.8
Investment management and trust services	16,743	15,779	964	6.1
Gains on sales of mortgage loans	6,427	15,986	(9,559)	(59.8)
Credit card income	2,893	2,551	342	13.4
Gains on sales of OREO	1,226	1,044	182	17.4
Other	5,819	6,031	(212)	(3.5)

Total, excluding investment securities gains (losses)	82,751	89,295	(6,544)	(7.3)
Investment securities gains (losses)	(1,319)	2,996	(4,315)	N/M

Total	$81,432	$92,291	$(10,859)	(11.8%)

N/A – Not meaningful.

The $1.3 million, or 7.4%, increase in overdraft fees was due to an increase in volume. The $1.5 million, or 23.9%, decrease in cash management fees resulted from customers transferring funds from the cash management program to deposits due to the low interest rate environment.

The $1.1, or 21.8%, increase in debit card fees was due to an increase in transaction volumes and due to the introduction of a new rewards point program in 2010. The $943,000, or 31.9%, increase in foreign currency processing income was due to an increase in volume. Merchant fees grew $451,000, or 12.9%, also due to transaction volume growth. The $648,000, or 19.3%, decline in letter of credit fees was due to a decrease in the balance of letters of credit outstanding.

The $964,000, or 6.1%, increase in investment management and trust services income was due to a $1.4 million, or 30.1%, increase in brokerage revenue, offset by a $430,000, or 3.9%, decrease in trust commissions. The Corporation has expanded its brokerage operations by adding to its sales staff and transitioning from a transaction-based revenue model to a relationship-based model, which generates fees based on the values of assets under management rather than transaction volume.

Gains on sales of mortgage loans decreased $9.6 million, or 59.8%, due to a decrease in the volume of loans sold. Total loans sold in the first half of 2010 were $504.7 million, compared to $1.2 billion in the first half of 2009. The $693.2 million, or 57.9%, decrease in volume was mainly due to lower refinance activity in 2010. For the first half of 2010, 42% of loans originated for sale were refinances, compared to 80% for the same period in 2009.

The $342,000, or 13.4%, increase in credit card income was due to an increase in the volume of transactions on credit cards previously originated, which generate fees under a joint marketing agreement with an independent third-party.

Investment securities losses of $1.3 million for the first half of 2010 included $7.2 million of net gains on the sales of securities, primarily collateralized mortgage obligations, offset by $8.5 million of other-than-temporary impairment charges. The Corporation recorded $7.1 million of other-than-temporary impairment charges for pooled trust preferred securities issued by financial institutions and $1.3 million of other-than-temporary impairment charges for certain financial institution stocks. The $3.0 million of investment securities gains for the first half of 2009 resulted from $9.4 million of net gains on the sales of securities, primarily collateralized mortgage obligations, partially offset by $4.6 million of other-than-temporary impairment charges for debt securities issued by financial institutions, $1.7 million of other-than-temporary impairment charges for certain financial institution stocks and $106,000 of other-than-temporary impairment charges for other equity securities. See Note D, “Investment Securities” in the Notes to Consolidated Financial Statements for additional details.

Other Expenses

The following table presents the components of other expenses:

	Six months ended
	June 30		Increase (decrease)
	2010	2009	$	%
	(dollars in thousands)

Salaries and employee benefits	$106,999	$111,103	$(4,104)	(3.7%)
Net occupancy expense	22,169	21,263	906	4.3
FDIC insurance expense	10,090	16,494	(6,404)	(38.8)
Equipment expense	5,754	6,379	(625)	(9.8)
Professional fees	5,581	4,316	1,265	29.3
Data processing	4,988	5,979	(991)	(16.6)
Telecommunications	4,356	4,344	12	0.3
Marketing	4,101	4,295	(194)	(4.5)
OREO expense	2,998	3,183	(185)	(5.8)
Postage	2,760	2,588	172	6.6
Supplies	2,698	2,781	(83)	(3.0)
Intangible amortization	2,655	2,897	(242)	(8.4)
Operating risk loss	1,151	6,345	(5,194)	(81.9)
Other	23,087	22,211	876	3.9

Total	$199,387	$214,178	$(14,791)	(6.9%)

Salaries and employee benefits decreased $4.1 million, or 3.7%, with salaries decreasing $2.7 million, or 3.0%, and employee benefits decreasing $1.4 million, or 6.5%. The decrease in salaries was primarily due to the reversal of excess incentive compensation accruals in the first quarter of 2010, in addition to a decrease in average full-time equivalent employees from 3,635 in the first half of 2009 to 3,525 in the first half of 2010, largely due to the consolidation of The Columbia Bank’s back office functions in 2009.

The $1.4 million decrease in employee benefits was primarily due to an $852,000 decrease in healthcare costs as claims decreased as a result of higher deductibles in 2010 and $774,000 of severance expense recorded in the first half of 2009 related to the consolidation of The Columbia Bank’s back office functions.

The $906,000, or 4.3%, increase in net occupancy expense was primarily due to higher maintenance expense, primarily snow removal and utilities costs. The $6.4 million, or 38.8%, decrease in FDIC insurance expense was due to a $7.7 million special assessment incurred in the first half of 2009, partially offset by an increase in assessment rates and growth in insured deposits in the first half of 2010. The $1.3 million, or 29.3%, increase in professional fees was due to an increase in legal fees related to collection and workout efforts for non-performing loans and an increase in regulatory fees. The $625,000, or 9.8%, decrease in equipment expense was largely due to an increased vendor rebate received in 2010 and a decrease in depreciation expense. The $991,000, or 16.6%, decrease in data processing expense was primarily due to the conversion of The Columbia Bank’s back office systems in the third quarter of 2009.

The $5.2 million, or 81.9%, decrease in operating risk loss was a result of a $6.2 million charge recorded in the first quarter of 2009 related to the Corporation’s commitment to purchase illiquid ARCs from customer accounts. The Corporation did not record any charges related to this guarantee in 2010 as all remaining customer ARCs were purchased during 2009. Partially offsetting this increase was the effect of $600,000 of credits, recorded in the first half of 2009, related to a reduction in the Corporation’s accrual for potential repurchases of previously sold residential mortgage and home equity loans. See Note I, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for additional details.

The $876,000, or 3.9%, increase in other expenses was primarily due to an $872,000 increase in student loan lender expense and a $730,000 increase in costs associated with the repossession of foreclosed assets. These increases were partially offset by a $364,000 decrease in outside services and a $252,000 decrease in travel, meals and entertainment expenses, all as a result of efforts by the Corporation to reduce discretionary spending.

Income Taxes

Income tax expense for the first half of 2010 was $20.6 million, a $16.6 million, or 416.7%, increase from $4.0 million in 2009. The increase was primarily due to the increase in income before income taxes.

The Corporation’s effective tax rate was 25.8% in 2010, as compared to 13.2% in 2009. The effective rate is generally lower than the Federal statutory rate of 35% due to investments in tax-free municipal securities and Federal tax credits earned from investments in low and moderate-income housing partnerships. The effective rate for the first half of 2010 is higher than the same period in 2009 due to non-taxable income and tax credits having a smaller impact on the effective tax rate due to the higher level of income before income taxes.

FINANCIAL CONDITION

Total assets decreased $8.8 million, or 0.1%, to $16.6 billion at June 30, 2010.

Interest-bearing deposits with other banks increased $417.1 million as the proceeds from the Corporation’s common stock offering in May 2010 were invested in short-term assets while the Corporation awaited final approval to redeem its outstanding preferred stock.

Investment securities decreased $374.2 million, or 11.5%. During 2010, proceeds from the sales and maturities of collateralized mortgage obligations and mortgage-backed securities were not fully reinvested in the investment portfolio due to few attractive investment options in the current rate environment.

The Corporation experienced a $29.0 million, or 0.2%, decrease in loans, net of unearned income. Construction loans decreased $85.0 million, or 8.7%, due to paydowns on existing loans and $29.0 million of net charge-offs recorded in the first half of 2010. Commercial loans decreased $34.6 million, or 0.9%, due to a lack of demand resulting from continued weak economic conditions. Offsetting these decreases was a $63.6 million, or 6.9%, increase in residential mortgages and a $38.3 million, or 0.9%, increase in commercial mortgages. Residential mortgages increased as certain 10 and 15 year mortgages, originated in the first half of 2010, were held in portfolio rather than being sold in the secondary market.

Deposits increased $247.6 million, or 2.0%, due to an increase in demand and savings deposits of $523.6 million, or 7.8%, partially offset by a decrease in time deposits of $276.0 million, or 5.2%. The increase in demand and savings accounts was in personal and municipal accounts. The decrease in time deposits was due to a decrease in customer demand for time deposits.

Short-term borrowings decreased $410.6 million, or 47.3%, mainly in Federal funds purchased, which decreased $368.5 million, or 97.5%. The decrease in short-term borrowings largely resulted from the Corporation’s overall liquidity position, which was enhanced by the increase in deposits, the decrease in investments and weak loan demand. Long-term borrowings decreased $175.1 million, or 11.4%, as a result of FHLB advance maturities.

Other liabilities increased $38.0 million, or 26.2%, primarily due to a $14.5 million increase in equity commitments payable on new low and moderate-income housing partnership investments, a $7.5 million increase in the reserve for unfunded loan commitments and a $5.9 million increase in payables related to the purchase of investment securities that had not settled as of June 30, 2010.

Capital Resources

Total shareholders’ equity increased $294.7 million, or 15.2%, during the first half of 2010. The increase was due to the $226.3 million of net proceeds received in connection with the Corporation’s common stock offering in May 2010, $59.2 million of net income and a $28.2 million increase in net holding gains on investment securities, offset by $21.2 million in dividends on common and preferred shares outstanding.

The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s consolidated financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of June 30, 2010, the Corporation and each of its bank subsidiaries met the minimum requirements. In addition, each of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements, where applicable:

	June 30 2010	December 31 2009	Regulatory Minimum Capital Adequacy
Total Capital (to Risk-Weighted Assets)	16.8%	14.7%	8.0%
Tier I Capital (to Risk-Weighted Assets)	14.3%	11.9%	4.0%
Tier I Capital (to Average Assets)	11.3%	9.7%	3.0%

Tangible common equity to tangible assets (1)	8.2%	6.3%	N/A
Tangible common equity to risk weighted assets (2)	10.4%	7.8%	N/A

(1)	Ending common shareholders’ equity, excluding goodwill and intangible assets, divided by ending assets, excluding goodwill and intangible assets.
(2)	Ending common shareholders’ equity, excluding goodwill and intangible assets, divided by risk-weighted assets.

In December 2008, the Corporation voluntarily participated in the UST’s Capital Purchase Program by issuing $376.5 million of fixed rate cumulative perpetual preferred stock, and warrants to purchase 5.5 million of the Corporation’s common stock, to the UST. The preferred stock paid a compounding cumulative dividend at a rate of 5.0% for the first five years and 9.0% thereafter.

On May 5, 2010, the Corporation issued 21.8 million shares of its common stock, in an underwritten public offering, for total proceeds of $226.3 million, net of underwriting discounts and commissions. The Corporation intended to use the net proceeds from this offering, together with other funds, to redeem all of the Series A Preferred Stock that it issued to the UST. On July 14, 2010, the Corporation redeemed all 376,500 outstanding shares of its Series A Preferred Stock that it issued to the UST.

As of June 30, 2010, the preferred stock is included in regulatory capital. Pro-forma regulatory capital ratios, excluding this amount, would be as follows:

	June 30 2010	December 31 2009	Regulatory Minimum Capital Adequacy
Total Capital (to Risk-Weighted Assets)	13.8%	11.8%	8.0%
Tier I Capital (to Risk-Weighted Assets)	11.3%	9.0%	4.0%
Tier I Capital (to Average Assets)	8.9%	7.3%	3.0%

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

The Corporation’s sources and uses of cash were discussed in general terms in the net interest income section of Management’s Discussion. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during the first half of 2010 generated $150.5 million of cash, mainly due to net income, as adjusted for non-cash expenses, most notably the provision for loan losses. Cash flows used in investing activities were $37.5 million, due mainly to purchases of short-term investments with funds provided by the May 2010 common stock issuance. This amount was substantially offset by proceeds from the sales and maturities of available for sale securities in excess of investment purchases. Net cash outflows from financing activities were $129.1 million as a result of repayments of short-term borrowings and long-term debt exceeding cash inflows from deposit increases and the common stock offering.

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

Equity Market Price Risk

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s equity investments consisted of $100.3 million of Federal Home Loan Bank (FHLB) and Federal Reserve Bank stock, $31.1 million of stocks of publicly traded financial institutions, and $8.5 million of money market mutual funds and other equity investments. The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had a cost basis of approximately $30.9 million and fair value of $31.1 million at June 30, 2010. Gross unrealized gains in this portfolio were $3.2 million, and gross unrealized losses were $3.0 million.

The Corporation has evaluated whether any unrealized losses on individual equity investments constituted other-than-temporary impairment, which would require a write-down through a charge to earnings. Based on the results of such evaluations, the Corporation recorded write-downs of $509,000 and $1.3 million for specific financial institution stocks that were deemed to exhibit other-than-temporary impairment in value during the three and six months ended June 30, 2010, respectively. Additional impairment charges may be necessary in the future depending upon the performance of the equity markets in general and the performance of the individual investments held by the Corporation. See Note D, “Investment Securities” in the Notes to Consolidated Financial Statements for additional details.

Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the issuers. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation’s equity securities are classified as trading. Future cash flows from these investments are not provided in the table on page 56 as such investments do not have maturity dates.

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

Auction Rate Certificates

The Corporation’s debt securities include investments in student loan auction rate securities, also known as auction rate certificates (ARCs) with a cost basis of $282.8 million and fair value of $276.5 million, or 1.7% of total assets, at June 30, 2010.

ARCs are long-term securities structured to allow their sale in periodic auctions, resulting in both the treatment of ARCs as short-term instruments in normal market conditions and fair values that could be derived based on periodic auction prices. However, beginning in 2008, market auctions for these securities began to fail due to an insufficient number of buyers, resulting in an illiquid market. This illiquidity has resulted in recent market prices that represent forced liquidations or distressed sales and do not provide an accurate basis for fair value. Therefore, at June 30, 2010, the fair values of the ARCs were derived using significant unobservable inputs based on an expected cash flow model which produced fair values that were materially different from those that would be expected from settlement of these investments in the illiquid market that presently exists. The expected cash flow model produced fair values which assumed a return to market liquidity sometime within the next three years.

The credit quality of the underlying debt associated with ARCs is also a factor in the determination of their estimated fair value. As of June 30, 2010, approximately $231 million, or 84%, of the ARCs were rated above investment grade, with approximately $175 million, or 63%, AAA rated by at least one ratings agency. Approximately $29 million, or 11%, of ARCs were rated below investment grade by at least one ratings agency. Of this amount, approximately $17 million, or 57%, of the student loans underlying the ARCs have principal payments which are guaranteed by the Federal government. In total, approximately $245 million, or 88%, of the student loans underlying the ARCs have principal payments which are guaranteed by the Federal government. At June 30, 2010, all ARCs were current and making scheduled interest payments. At June 30, 2010, the risk of changes in the estimated fair values of ARCs due to deterioration in the credit quality of their underlying debt instruments was not significant.

Corporate Debt Securities

The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities and subordinated debt issued by financial institutions, as presented in the following table:

	June 30, 2010
	Amortized cost	Estimated fair value
	(in thousands)

Single-issuer trust preferred securities	$95,524	$81,012
Subordinated debt	34,941	34,835
Pooled trust preferred securities	13,513	4,279

Total corporate debt securities issued by financial institutions	$143,978	$120,126

The fair values for pooled trust preferred securities and certain single-issuer trust preferred securities were based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers.

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $14.5 million as of June 30, 2010. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities during the three and six months ended June 30, 2010 or 2009. The Corporation holds 11 single-issuer trust preferred securities that were rated below investment grade by at least one ratings agency, with an amortized cost of $37.1 million and an estimated fair value of $32.2 million as of June 30, 2010. The majority of the single-issuer trust preferred securities rated below investment grade were rated BB or Baa. Single-issuer trust preferred securities with an amortized cost of $13.7 million and an estimated fair value of $10.6 million as of June 30, 2010, were not rated by any ratings agency.

During the three and six months ended June 30, 2010, the Corporation recorded $3.0 and $7.1 million of other-than-temporary impairment losses for pooled trust preferred securities, respectively, based on an expected cash flows model. The Corporation holds ten pooled trust preferred securities. Nine of these securities, with an amortized cost of $12.6 million and an estimated fair value of $3.7 million, were rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. For each of the nine pooled trust preferred securities rated below investment grade, the class of securities held by the Corporation is below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool. The Corporation determines the fair value of pooled trust preferred securities based on quotes provided by third-party brokers.

The amortized cost of pooled trust preferred securities is the purchase price of the securities, net of cumulative credit related other-than-temporary impairment charges, determined using an expected cash flows model. The most significant input to the expected cash flows model was the expected payment deferral rate for each pooled trust preferred security. The Corporation evaluates the financial metrics, such as capital ratios and non-performing asset ratios, of the individual financial institution issuers that comprise each pooled trust preferred security to estimate its expected deferral rate. The actual weighted average cumulative defaults and deferrals as a percentage of original collateral were approximately 30% as of June 30, 2010. The discounted cash flow modeling for pooled trust preferred securities held by the Corporation as of June 30, 2010 assumed an additional 12% expected deferral rate.

Additional impairment charges for debt securities may be necessary in the future depending upon the performance of the individual investments held by the Corporation.

See Note D, “Investment Securities” in the Notes to Consolidated Financial Statements for further discussion related to the Corporation’s other-than-temporary impairment evaluations for debt securities and Note K, “Fair Value Measurements” in the Notes to Consolidated Financial Statements for further discussion related to debt securities’ fair values.

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

	Expected Maturity Period						Total	Estimated Fair Value
	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond
Fixed rate loans (1)	$1,063,909	$507,652	$438,121	$331,475	$264,687	$632,336	$3,238,180	$3,273,905
Average rate	4.60%	6.42%	6.35%	6.31%	6.41%	5.87%	5.69%
Floating rate loans (1) (2)	2,102,287	1,129,629	908,096	825,266	1,725,595	2,007,741	8,698,614	8,665,838
Average rate	4.80%	5.09%	5.08%	4.94%	4.45%	5.59%	4.99%
Fixed rate investments (3)	513,693	478,200	310,622	225,399	152,249	651,201	2,331,364	2,420,193
Average rate	4.54%	4.62%	4.71%	4.67%	4.64%	4.23%	4.51%
Floating rate investments (3)	0	500	282,765	93	197	71,231	354,786	332,756
Average rate	0%	4.09%	2.68%	1.18%	1.65%	2.44%	2.64%
Other interest-earning assets	527,191	0	0	0	0	0	527,191	527,191
Average rate	1.10%	0%	0%	0%	0%	0%	1.10%

Total	$4,207,080	$2,115,981	$1,939,604	$1,382,233	$2,142,728	$3,362,509	$15,150,135	$15,219,883
Average rate	4.25%	5.30%	4.96%	5.22%	4.71%	5.31%	4.88%

Fixed rate deposits (4)	$2,960,769	$759,953	$501,024	$139,974	$73,938	$12,853	$4,448,511	$4,494,573
Average rate	1.65%	2.16%	3.04%	3.30%	2.84%	2.61%	1.97%
Floating rate deposits (5)	3,341,019	189,843	187,625	178,852	180,855	1,671,614	5,749,808	5,749,808
Average rate	0.76%	0.51%	0.51%	0.48%	0.49%	0.34%	0.60%
Fixed rate borrowings (6)	346,831	102,827	5,837	5,880	151,052	732,965	1,345,392	1,336,267
Average rate	4.23%	4.01%	2.89%	5.52%	4.57%	4.92%	4.63%
Floating rate borrowings (7)	458,630	0	0	0	0	20,000	478,630	463,690
Average rate	0.27%	0%	0%	0%	0%	2.86%	0.38%

Total	$7,107,249	$1,052,623	$694,486	$324,706	$405,845	$2,437,432	$12,022,341	$12,044,338
Average rate	1.27%	2.04%	2.36%	1.79%	2.44%	1.75%	1.55%

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments. Excludes overdraft deposit balances.
(2)	Line of credit amounts are based on historical cash flow assumptions, with an average life of approximately 5 years.
(3)	Amounts are based on contractual maturities; adjusted for expected prepayments on mortgage-backed securities and collateralized mortgage obligations and expected calls on agency and municipal securities.
(4)	Amounts are based on contractual maturities of time deposits.
(5)	Estimated based on history of deposit flows.
(6)	Amounts are based on contractual maturities of debt instruments, adjusted for possible calls. Amounts also include junior subordinated deferrable interest debentures.
(7)	Amounts include Federal Funds purchased, short-term promissory notes and securities sold under agreements to repurchase, which mature in less than 90 days, in addition to junior subordinated deferrable interest debentures.

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

Included within the $8.7 billion of floating rate loans above are $3.7 billion of loans, or 42.5% of the total, that float with the prime interest rate, $1.2 billion, or 13.3%, of loans that float with other interest rates, primarily LIBOR, and $3.8 billion, or 44.2%, of adjustable rate loans. The $3.8 billion of adjustable rate loans include loans that are fixed rate instruments for a certain period of time, and then convert to floating rates.

The following table presents the percentage of adjustable rate loans, at June 30, 2010, stratified by the period until their next repricing:

Percent of Total Adjustable Rate Loans
One year	30.7%
Two years	20.1
Three years	20.5
Four years	14.6
Five years	10.1
Greater than five years	4.0

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

Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into repricing periods. The sum of assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits having no contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans, mortgage-backed securities and collateralized mortgage obligations includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative six-month ratio of rate sensitive assets to rate sensitive liabilities (RSA/RSL) to a range of 0.85 to 1.15. As of June 30, 2010, the cumulative six-month ratio of RSA/RSL was 1.10.

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

The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenario is not shown):

Rate Shock		Annual change in net interest income	% Change
+300 bp		+ $ 61.8 million	+ 10.6%
+200 bp		+ $ 38.1 million	+ 6.6%
+100 bp		+ $15.4 million	+ 2.7%
- 100 bp	(1)	- $ 1.6 million	- 0.3%

(1)	Because certain current short-term interest rates are at or below 1.00%, the 100 basis point downward shock assumes that corresponding short-term interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis points downward shock.

Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point shock movement in interest rates. As of June 30, 2010, the Corporation was within policy limits for every 100 basis point shock movement in interest rates.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Information responsive to this item as of June 30, 2010 appears under the heading, “Risk Factors” within the Corporation’s Form 10-K for the year ended December 31, 2009, except for the following additional risk factors.

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

Recently enacted financial reform legislation may have a significant impact on the Corporation’s business and results of operations.

On July 21, 2010, the President of the United States signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). Among other things, the Act creates the Financial Stability Oversight Council, with oversight authority for monitoring and regulating systemic risk, and the Bureau of Consumer Financial Protection, which will have broad regulatory and enforcement powers over consumer financial products and services. The Act also changes the responsibilities of the current federal banking regulators, imposes additional corporate governance and disclosure requirements in areas such as executive compensation and proxy access, and limits or prohibits proprietary trading and hedge fund and private equity activities of banks. The scope of the Act impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several months and years. The effects of the Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them under the Act and the approaches taken in implementing regulations. The Corporation, as well as the broader financial services industry, has begun to assess the potential impact of the Act on its business and operations, but at this early stage, the likely impact cannot be ascertained with any degree of certainty. However, it would appear that the Corporation is likely to be impacted by the Act in the areas of corporate governance, deposit insurance assessments, capital requirements, risk management, stress testing, and regulation under consumer protection laws.

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

FULTON FINANCIAL CORPORATION

Date:	August 9, 2010	/s/ R. Scott Smith, Jr.
R. Scott Smith, Jr.
Chairman and Chief Executive Officer

Date:	August 9, 2010	/s/ Charles J. Nugent
Charles J. Nugent
Senior Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibits Required Pursuant

to Item 601 of Regulation S-K

3.1	Articles of Incorporation, as amended and restated, of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Form S-4 Registration Statement filed on October 7, 2005.

3.2	Bylaws of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K dated September 18, 2008.

3.3	Certificate of Designations of Fixed Rate Cumulative Preferred Stock, Series A of Fulton Financial Corporation – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2010 and December 31, 2009; (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009; (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the six months ended June 30, 2010 and 2009; (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.