Form 10-Q
period 2010-09-30
FULTON FINANCIAL CORP
filed 2010-11-08
CIK 700564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010, or

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

Common Stock, $2.50 Par Value – 198,951,000 shares outstanding as of October 31, 2010.

FULTON FINANCIAL CORPORATION

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

Item 1.	Financial Statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	September 30 2010 (unaudited)	December 31 2009
ASSETS
Cash and due from banks	$255,800	$284,508
Interest-bearing deposits with other banks	193,421	16,591
Loans held for sale	103,240	85,384
Investment securities:
Held to maturity (estimated fair value of $8,012 in 2010 and $8,797 in 2009)	7,930	8,700
Available for sale	2,754,308	3,258,386
Loans, net of unearned income	11,950,618	11,972,424
Less: Allowance for loan losses	(281,724)	(256,698)

Net Loans	11,668,894	11,715,726

Premises and equipment	204,001	204,203
Accrued interest receivable	55,167	58,515
Goodwill	535,417	534,862
Intangible assets	13,753	17,701
Other assets	538,842	451,059

Total Assets	$16,330,773	$16,635,635

LIABILITIES
Deposits:
Noninterest-bearing	$2,163,807	$2,012,837
Interest-bearing	10,404,310	10,085,077

Total Deposits	12,568,117	12,097,914

Short-term borrowings:
Federal funds purchased	8,864	378,067
Other short-term borrowings	462,217	490,873

Total Short-Term Borrowings	471,081	868,940

Accrued interest payable	35,402	46,596
Other liabilities	180,350	144,930
Federal Home Loan Bank advances and long-term debt	1,199,513	1,540,773

Total Liabilities	14,454,463	14,699,153

SHAREHOLDERS’ EQUITY
Preferred stock, $1,000 par value, 376,500 shares authorized and outstanding in 2009	0	370,290
Common stock, $2.50 par value, 600 million shares authorized, 215.3 million shares issued in 2010 and 193.0 million shares issued in 2009	538,242	482,491
Additional paid-in capital	1,419,563	1,257,730
Retained earnings	132,918	71,999
Accumulated other comprehensive income:
Unrealized gains on investment securities not other-than-temporarily impaired	48,876	24,975
Unrealized non-credit related losses on other-than-temporarily impaired debt securities	(4,075)	(8,349)
Unrecognized pension and postretirement plan costs	(5,887)	(5,942)
Unamortized effective portions of losses on forward-starting interest rate swaps	(3,124)	(3,226)

Accumulated Other Comprehensive Income	35,790	7,458
Treasury stock, 16.4 million shares in 2010 and 16.6 million shares in 2009, at cost	(250,203)	(253,486)

Total Shareholders’ Equity	1,876,310	1,936,482

Total Liabilities and Shareholders’ Equity	$16,330,773	$16,635,635

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
INTEREST INCOME
Loans, including fees	$158,060	$162,375	$473,222	$486,965
Investment securities:
Taxable	22,363	29,376	75,658	85,648
Tax-exempt	3,226	3,966	10,169	12,618
Dividends	686	543	2,075	1,715
Loans held for sale	919	1,550	2,142	4,439
Other interest income	102	51	358	140

Total Interest Income	185,356	197,861	563,624	591,525
INTEREST EXPENSE
Deposits	29,755	43,825	95,312	141,727
Short-term borrowings	267	835	1,206	3,193
Long-term debt	15,148	20,400	49,253	61,744

Total Interest Expense	45,170	65,060	145,771	206,664

Net Interest Income	140,186	132,801	417,853	384,861
Provision for loan losses	40,000	45,000	120,000	145,000

Net Interest Income After Provision for Loan Losses	100,186	87,801	297,853	239,861
OTHER INCOME
Service charges on deposit accounts	14,752	15,321	44,501	45,276
Gains on sales of mortgage loans	12,111	2,778	18,538	18,764
Other service charges and fees	10,637	10,003	30,531	27,952
Investment management and trust services	8,604	8,191	25,347	23,970
Other	4,165	4,932	14,103	14,558
Total other-than-temporary impairment losses	(2,428)	(1,211)	(12,013)	(15,235)
Less: Portion of (gain) loss recognized in other comprehensive income (before taxes)	(387)	(1,584)	723	6,021

Net other-than-temporary impairment losses	(2,815)	(2,795)	(11,290)	(9,214)
Net gains on sale of investment securities	4,641	2,750	11,797	12,165

Net investment securities gains (losses)	1,826	(45)	507	2,951

Total Other Income	52,095	41,180	133,527	133,471
OTHER EXPENSES
Salaries and employee benefits	54,533	54,086	161,532	165,189
Net occupancy expense	10,519	10,165	32,688	31,428
FDIC insurance expense	4,709	5,244	14,799	21,738
Professional fees	3,040	2,385	8,621	6,702
Equipment expense	2,956	3,281	8,710	9,660
Data processing	2,284	3,121	7,272	9,100
Marketing	2,601	1,982	6,702	6,277
Telecommunications	2,084	2,139	6,440	6,483
Intangible amortization	1,293	1,429	3,948	4,326
Operating risk loss	666	338	1,817	6,683
Other	17,123	15,640	48,666	46,402

Total Other Expenses	101,808	99,810	301,195	313,988

Income Before Income Taxes	50,473	29,171	130,185	59,344
Income taxes	12,793	5,825	33,343	9,802

Net Income	37,680	23,346	96,842	49,542
Preferred stock dividends and discount accretion	(6,172)	(5,046)	(16,303)	(15,123)

Net Income Available to Common Shareholders	$31,508	$18,300	$80,539	$34,419

PER COMMON SHARE:
Net income (basic)	$0.16	$0.10	$0.43	$0.20
Net income (diluted)	0.16	0.10	0.43	0.20
Cash dividends	0.03	0.03	0.09	0.09

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
		Shares Outstanding	Amount
				(in thousands)
Balance at December 31, 2009	$370,290	176,364	$482,491	$1,257,730	$71,999	$7,458	$(253,486)	$1,936,482
Comprehensive income:
Net income					96,842			96,842
Other comprehensive income						28,332		28,332

Total comprehensive income								125,174

Stock issued, including related tax benefits		22,519	55,751	171,205			3,283	230,239
Stock-based compensation awards				1,428				1,428
Redemption of preferred stock and repurchase of common stock warrant	(376,500)			(10,800)				(387,300)
Preferred stock discount accretion	6,210				(6,210)			0
Preferred stock cash dividends					(12,498)			(12,498)
Common stock cash dividends - $0.09 per share					(17,215)			(17,215)

Balance at September 30, 2010	$0	198,883	$538,242	$1,419,563	$132,918	$35,790	$(250,203)	$1,876,310

Balance at December 31, 2008	$368,944	175,044	$480,978	$1,260,947	$31,075	$(17,907)	$(264,390)	$1,859,647
Cumulative effect of FSP FAS 115-2 and FAS 124-2 adoption (net of $3.4 million tax effect)					6,298	(6,298)		0
Comprehensive income:
Net income					49,542			49,542
Other comprehensive income						35,211		35,211

Total comprehensive income								84,753

Stock issued, including related tax benefits		1,105	1,217	(4,708)			9,432	5,941
Stock-based compensation awards				1,369				1,369
Preferred stock discount accretion	1,006				(1,006)			0
Preferred stock cash dividends					(12,130)			(12,130)
Common stock cash dividends - $0.09 per share					(15,817)			(15,817)

Balance at September 30, 2009	$369,950	176,149	$482,195	$1,257,608	$57,962	$11,006	$(254,958)	$1,923,763

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$96,842	$49,542
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	120,000	145,000
Depreciation and amortization of premises and equipment	15,371	15,395
Net amortization of investment securities premiums	2,916	1,265
Investment securities gains	(507)	(2,951)
Net (increase) decrease in loans held for sale	(17,856)	11,074
Amortization of intangible assets	3,948	4,326
Stock-based compensation	1,428	1,369
Decrease (increase) in accrued interest receivable	3,348	(1,867)
Increase in other assets	(9,424)	(18,462)
Decrease in accrued interest payable	(11,194)	(3,716)
(Decrease) increase in other liabilities	(17,527)	5,417

Total adjustments	90,503	156,850

Net cash provided by operating activities	187,345	206,392
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	401,518	548,119
Proceeds from maturities of securities held to maturity	382	3,836
Proceeds from maturities of securities available for sale	567,825	588,003
Purchase of securities held to maturity	(194)	(3,501)
Purchase of securities available for sale	(467,698)	(1,654,074)
Increase in short-term investments	(176,830)	(2,338)
Net increase in loans	(70,873)	(9,042)
Net purchases of premises and equipment	(15,169)	(17,258)

Net cash provided by (used in) investing activities	238,961	(546,255)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	892,809	1,133,516
Net (decrease) increase in time deposits	(422,606)	347,248
Decrease in short-term borrowings	(397,859)	(1,040,152)
Additions to long-term debt	47,900	0
Repayments of long-term debt	(389,160)	(136,927)
Redemption of preferred stock	(376,500)	0
Repurchase of warrant to purchase common stock	(10,800)	0
Dividends paid	(29,037)	(48,923)
Net proceeds from issuance of stock	230,239	5,941

Net cash (used in) provided by financing activities	(455,014)	260,703

Net Decrease in Cash and Due From Banks	(28,708)	(79,160)
Cash and Due From Banks at Beginning of Period	284,508	331,164

Cash and Due From Banks at End of Period	$255,800	$252,004

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$156,965	$210,380
Income taxes	41,018	9,076

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the Corporation) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission (SEC).

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

	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
		(in thousands)
Weighted average shares outstanding (basic)	198,282	175,783	188,306	175,552
Effect of dilutive securities	510	295	529	233

Weighted average shares outstanding (diluted)	198,792	176,078	188,835	175,785

Stock options and common stock warrants excluded from the diluted net income per share computation as their effect would have been anti-dilutive	5,822	11,719	5,438	11,831

The following table presents the components of other comprehensive income:

	Nine months ended September 30
	2010	2009
	(in thousands)
Unrealized gain on securities (net of $16.4 million and $20.7 million tax effect in 2010 and 2009, respectively)	$30,390	$38,437
Non-credit related unrealized loss on other-than-temporarily impaired debt securities (net of $1.0 million and $2.1 million tax effect, respectively)	(1,886)	(3,914)
Unrealized gain on derivative financial instruments (net of $55,000 tax effect in 2010 and 2009) (1)	102	102
Unrealized postretirement gains arising in 2009 due to plan amendment (net of $1.2 million tax effect)	0	2,125
Amortization of unrecognized pension and postretirement costs (net of $30,000 and $204,000 tax effect in 2010 and 2009, respectively)	55	379
Reclassification adjustment for securities gains included in net income (net of $177,000 and $1.0 million tax expense in 2010 and 2009, respectively)	(329)	(1,918)

Other comprehensive income	$28,332	$35,211

(1)	Amounts represent the amortization of the effective portions of losses on forward-starting interest rate swaps, designated as cash flow hedges and entered into in prior years in connection with the issuance of fixed-rate debt. The total amount recorded as a reduction to accumulated other comprehensive income upon settlement of these derivatives is being amortized to interest expense over the life of the related securities using the effective interest method. The amount of net losses in accumulated other comprehensive income that will be reclassified into earnings during the next twelve months is expected to be approximately $135,000.

NOTE C – Common Stock Offering and Redemption of Preferred Stock

On May 5, 2010, the Corporation issued 21.8 million shares of its common stock, in an underwritten public offering, for total proceeds of $226.3 million, net of underwriting discounts and commissions.

On July 14, 2010 the Corporation redeemed all 376,500 outstanding shares of its Series A preferred stock with a total payment to the U.S. Department of the Treasury (UST) of $379.6 million, consisting of $376.5 million of principal and $3.1 million of dividends. The preferred stock had a carrying value of $371.0 million on the redemption date, as a result of allocating the proceeds received upon issuance to the preferred stock and common stock warrants, also issued to the UST, based on their relative fair values. Upon redemption, the remaining $5.5 million preferred stock discount was recorded as a reduction to third quarter net income available to common shareholders.

On September 8, 2010, the Corporation repurchased its outstanding common stock warrant for the purchase of 5.5 million shares of its common stock, for $10.8 million, completing the Corporation’s participation in the UST’s Capital Purchase Program (CPP). Upon repurchase, the common stock warrant had a carrying value of $7.6 million. The repurchase price of $10.8 million was recorded as a reduction to additional paid-in capital on the statement of shareholders’ equity and comprehensive income.

NOTE D – Investment Securities

The following tables present the amortized cost and estimated fair values of investment securities:

Held to Maturity at September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government sponsored agency securities	$6,325	$12	$0	$6,337
State and municipal securities	443	0	0	443
Mortgage-backed securities	1,162	70	0	1,232

	$7,930	$82	$0	$8,012

Available for Sale at September 30, 2010
Equity securities	$138,016	$1,710	$(1,304)	$138,422
U.S. Government securities	1,325	0	0	1,325
U.S. Government sponsored agency securities	11,390	280	(2)	11,668
State and municipal securities	354,994	14,199	(14)	369,179
Corporate debt securities	142,408	4,540	(19,066)	127,882
Collateralized mortgage obligations	928,048	35,731	0	963,779
Mortgage-backed securities	837,560	39,198	0	876,758
Auction rate securities	271,642	1,831	(8,178)	265,295

	$2,685,383	$97,489	$(28,564)	$2,754,308

Held to Maturity at December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government sponsored agency securities	$6,713	$7	$0	$6,720
State and municipal securities	503	0	0	503
Mortgage-backed securities	1,484	90	0	1,574

	$8,700	$97	$0	$8,797

Available for Sale at December 31, 2009
Equity securities	$142,531	$2,758	$(4,919)	$140,370
U.S. Government securities	1,325	0	0	1,325
U.S. Government sponsored agency securities	91,079	905	(28)	91,956
State and municipal securities	406,011	9,819	(57)	415,773
Corporate debt securities	154,029	424	(37,714)	116,739
Collateralized mortgage obligations	1,102,169	25,631	(4,804)	1,122,996
Mortgage-backed securities	1,043,518	36,948	(442)	1,080,024
Auction rate securities	292,145	3,227	(6,169)	289,203

	$3,232,807	$79,712	$(54,133)	$3,258,386

The amortized cost and estimated fair values of debt securities as of September 30, 2010, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$6,487	$6,499	$68,937	$69,234
Due from one year to five years	281	281	85,648	88,799
Due from five years to ten years	0	0	115,824	120,586
Due after ten years	0	0	511,350	496,730

	6,768	6,780	781,759	775,349
Collateralized mortgage obligations	0	0	928,048	963,779
Mortgage-backed securities	1,162	1,232	837,560	876,758

	$7,930	$8,012	$2,547,367	$2,615,886

The following table presents information related to the Corporation’s gains and losses on the sales of equity and debt securities, and losses recognized for the other-than-temporary impairment of investments:

	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net Gains (Losses)
	(in thousands)
Three months ended September 30, 2010:
Equity securities	$601	$(391)	$(480)	$(270)
Debt securities	4,485	(54)	(2,335)	2,096

Total	$5,086	$(445)	$(2,815)	$1,826

Three months ended September 30, 2009:
Equity securities	$49	$(408)	$(949)	$(1,308)
Debt securities	3,130	(21)	(1,846)	1,263

Total	$3,179	$(429)	$(2,795)	$(45)

Nine months ended September 30, 2010:
Equity securities	$1,451	$(391)	$(1,813)	$(753)
Debt securities	10,809	(72)	(9,477)	1,260

Total	$12,260	$(463)	$(11,290)	$507

Nine months ended September 30, 2009:
Equity securities	$640	$(689)	$(2,739)	$(2,788)
Debt securities	12,343	(129)	(6,475)	5,739

Total	$12,983	$(818)	$(9,214)	$2,951

The following table presents a summary of other-than-temporary impairment charges by investment security type:

	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
	(in thousands)
Financial institution stocks	$480	$949	$1,813	$2,633
Mutual funds	0	0	0	106

Total equity securities charges	480	949	1,813	2,739
Debt securities - pooled trust preferred securities	2,335	1,846	9,477	6,475

Total other-than-temporary impairment charges	$2,815	$2,795	$11,290	$9,214

The $480,000 and $1.8 million of other-than-temporary impairment charges related to financial institution stocks during the three and nine months ended September 30, 2010, respectively, were due to the severity and duration of the declines in fair values of certain bank stock holdings, in conjunction with management’s assessment of the near-term prospects of each specific issuer. As of September 30, 2010, after other-than-temporary impairment charges, the financial institutions stock portfolio had a cost basis of $28.7 million and a fair value of $29.1 million.

During the three and nine months ended September 30, 2010, the Corporation recorded $2.3 million and $9.5 million, respectively, of other-than-temporary impairment losses for pooled trust preferred securities based on an expected cash flows model.

The following table presents a summary of the cumulative credit related other-than-temporary impairment charges, recognized as components of earnings, for pooled trust preferred securities still held by the Corporation:

	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
	(in thousands)
Balance of cumulative credit losses on pooled trust preferred securities, beginning of period	$(22,754)	$(10,771)	$(15,612)	$(6,142)
Additions for credit losses recorded which were not previously recognized as components of earnings	(2,335)	(1,846)	(9,477)	(6,475)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	21	0	21	0

Balance of cumulative credit losses on pooled trust preferred securities, end of period	$(25,068)	$(12,617)	$(25,068)	$(12,617)

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
U.S. Government sponsored agency securities	$0	$0	$373	$(2)	$373	$(2)
State and municipal securities	3,443	(13)	402	(1)	3,845	(14)
Corporate debt securities	1,825	(2,022)	60,976	(17,044)	62,801	(19,066)
Auction rate securities	25,717	(395)	178,020	(7,783)	203,737	(8,178)

Total debt securities	30,985	(2,430)	239,771	(24,830)	270,756	(27,260)
Equity securities	4,504	(1,007)	1,020	(297)	5,524	(1,304)

	$35,489	$(3,437)	$240,791	$(25,127)	$276,280	$(28,564)

For its investments in equity securities, most notably its investments in stocks of financial institutions, management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider those investments with unrealized holding losses as of September 30, 2010 to be other-than-temporarily impaired.

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

At September 30, 2010, approximately $212 million, or 80%, of the ARCs were rated above investment grade, with approximately $166 million, or 63%, AAA rated. Approximately $39 million, or 15%, of ARCs were rated below investment grade by at least one ratings agency. Of this amount, approximately $24 million, or 61%, of the student loans underlying the ARCs have principal payments which are guaranteed by the Federal government. In total, approximately $232 million, or 87%, of the student loans underlying the ARCs have principal payments which are guaranteed by the Federal government. At September 30, 2010, all ARCs were current and making scheduled interest payments. Because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation does not consider these investments to be other-than-temporarily impaired as of September 30, 2010.

The following table presents the amortized cost and estimated fair values of corporate debt securities:

	September 30, 2010		December 31, 2009
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$93,502	$84,681	$95,481	$75,811
Subordinated debt	34,968	35,692	34,886	32,722
Pooled trust preferred securities	10,870	4,441	20,435	4,979

Corporate debt securities issued by financial institutions	139,340	124,814	150,802	113,512
Other corporate debt securities	3,068	3,068	3,227	3,227

Available for sale corporate debt securities	$142,408	$127,882	$154,029	$116,739

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $8.8 million at September 30, 2010. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities during the three and nine months ended September 30, 2010 or 2009, respectively. The Corporation holds ten single-issuer trust preferred securities that were rated below investment grade by at least one ratings agency, with an amortized cost of $37.1 million and an estimated fair value of $35.5 million at September 30, 2010. The majority of the single-issuer trust preferred securities rated below investment grade were rated BB or Baa. Single-issuer trust preferred securities with an amortized cost of $11.2 million and an estimated fair value of $8.3 million at September 30, 2010, were not rated by any ratings agency.

The Corporation holds ten pooled trust preferred securities. Nine of these securities, with an amortized cost of $10.0 million and an estimated fair value of $3.7 million, were rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. For each of the nine pooled trust preferred securities rated below investment grade, the class of securities held by the Corporation is below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool. The Corporation determines the fair value of pooled trust preferred securities based on quotes provided by third-party brokers.

The amortized cost of pooled trust preferred securities is the purchase price of the securities, net of cumulative credit related other-than-temporary impairment charges, determined using an expected cash flows model. The most significant input to the expected cash flows model was the expected payment deferral rate for each pooled trust preferred security. The Corporation evaluates the financial metrics, such as capital ratios and non-performing asset ratios, of the individual financial institution issuers that comprise each pooled trust preferred security to estimate its expected deferral rate. The actual weighted average cumulative defaults and deferrals as a percentage of original collateral were approximately 35% at September 30, 2010. The discounted cash flow modeling for pooled trust preferred securities held by the Corporation as of September 30, 2010 assumed, on average, an additional 12% expected deferral rate.

Based on management’s other-than-temporary impairment evaluations, and because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be maturity, corporate debt securities with a fair value of $127.9 million were not considered to be other-than-temporarily impaired at September 30, 2010.

NOTE E – Loans and Allowance for Credit Losses

The following table presents a summary of gross loans, by type:

	September 30, 2010	December 31, 2009
	(in thousands)
Real-estate – commercial mortgage	$4,346,120	$4,292,300
Commercial – industrial, financial and agricultural	3,683,577	3,699,198
Real-estate – home equity	1,654,359	1,644,260
Real-estate – residential mortgage	1,001,837	921,741
Real-estate – construction	834,266	978,267
Consumer	366,927	360,698
Leasing and other	64,676	69,922
Overdrafts	6,659	13,753

	11,958,421	11,980,139
Unearned income	(7,803)	(7,715)

	$11,950,618	$11,972,424

The following table presents the components of the allowance for credit losses:

	September 30, 2010	December 31, 2009
	(in thousands)
Allowance for loan losses	$281,724	$256,698
Reserve for unfunded lending commitments	3,150	855

Allowance for credit losses	$284,874	$257,553

The following table presents non-performing assets:

	September 30, 2010	December 31, 2009
	(in thousands)
Non-accrual loans	$284,408	$238,360
Accruing loans greater than 90 days past due	58,164	43,359
Other real estate owned	30,195	23,309

	$372,767	$305,028

The following table presents loans whose terms were modified under troubled debt restructurings:

	September 30, 2010	December 31, 2009
	(in thousands)
Real-estate – residential mortgage	$35,380	$24,639
Real-estate – commercial mortgage	16,683	15,007
Real-estate – construction	5,746	0
Commercial – industrial, financial and agricultural	3,965	1,459
Consumer	265	0

Total accruing troubled debt restructurings	62,039	41,105
Non-accrual troubled debt restructurings (1)	25,283	13,004

Total troubled debt restructurings	$87,322	$54,109

(1)	Included within non-accrual loans in table detailing non-performing assets above.

Impaired Loans

Impaired loans are loans which the Corporation believes it is probable that all amounts will not be collected according to the contractual terms of the loan agreement.

The Corporation uses an internal risk rating process for its commercial loans, commercial mortgages and construction loans, consisting of nine general classifications ranging from “excellent” to “loss.” Risk ratings are initially assigned to loans by loan officers and are reviewed on a regular basis by loan review staff in the normal course of their loan review procedures. Risk rating allows management to identify riskier credits in a timely manner and to allocate resources to managing troubled accounts.

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

An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. As of September 30, 2010 and December 31, 2009, respectively, the estimated fair values of substantially all of the Corporation’s impaired loans were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real property.

For loans secured by real estate, estimated fair values are determined primarily through certified third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including: the age of the most recent appraisal; the loan-to-value ratio based on the original appraisal; the condition of the property; the Corporation’s experience and knowledge of the market; the purpose of the loan; environmental factors; payment status; the strength of any guarantors; and the existence and age of other indications of value such as broker price opinions, among others. When the Corporation concludes that an updated appraisal is not necessary, estimated fair values for real estate collateral are based on one or more of the following: the original appraisal; a less formal broker price opinion; or a discounted cash flow analysis.

As of September 30, 2010 and December 31, 2009, respectively, approximately 30% and 40% of impaired loans secured by real estate with principal balances greater than $1 million were measured at estimated fair value using certified third-party appraisals that had been updated within the preceding 12 months. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

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

The recorded investment in loans that were considered to be impaired and the related allowance for loan losses is summarized as follows:

	September 30, 2010		December 31, 2009
	Recorded Investment	Related Allowance for Loan Loss	Recorded Investment	Related Allowance for Loan Loss
	(in thousands)
Accruing loans	$629,706	$(92,115)	$558,630	$(96,439)
Non-accrual loans	262,893	(43,161)	211,240	(30,542)

Total impaired loans	$892,599	$(135,276)	$769,870	$(126,981)

As of September 30, 2010 and December 31, 2009 there were $392.3 million and $295.6 million, respectively, of impaired loans that did not have a related allowance for loan loss. The estimated fair values of the collateral for these loans exceeded the carrying amount of the loans and, accordingly, no specific valuation allowance was considered to be necessary.

The average recorded investment in impaired accruing loans during the three and nine months ended September 30, 2010 was approximately $605.6 million and $588.5 million, respectively. The average recorded investment in impaired non-accrual loans during the three and nine months ended September 30, 2010 was approximately $253.0 million and $232.8 million, respectively. For 2009, the average recorded investment in impaired performing loans and impaired non-accrual loans was approximately $446.0 million and $161.8 million, respectively.

The Corporation generally applies all payments received on non-accruing impaired loans to principal until such time as the principal is paid off, after which time any additional payments received are recognized as interest income. For the three and nine months ended September 30, 2010, the Corporation recognized interest income of approximately $7.9 million and $23.0 million on impaired loans, respectively. For 2009, the Corporation recognized interest income of approximately $23.9 million on impaired loans.

NOTE F – Mortgage Servicing Rights

The following table summarizes the changes in mortgage servicing rights (MSRs), which are included in other assets on the consolidated balance sheets:

	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
	(in thousands)
Amortized cost:
Balance at beginning of period	$25,327	$17,719	$23,498	$8,491
Originations of mortgage servicing rights	3,197	4,605	6,870	15,019
Amortization expense	(998)	(573)	(2,842)	(1,759)

Balance at end of period	$27,526	$21,751	$27,526	$21,751

Valuation allowance:
Balance at beginning of period	$(1,000)	$(1,000)	$(1,000)	$(1,000)
Additions	(550)	0	(550)	0

Balance at end of period	$(1,550)	$(1,000)	$(1,550)	$(1,000)

Net MSRs at end of period	$25,976	$20,751	$25,976	$20,751

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

The Corporation determined that the estimated fair value of MSRs was $26.0 million at September 30, 2010 and, as such, a $550,000 impairment charge was recognized as a reduction to servicing income and an increase to the valuation allowance.

NOTE G – Stock-Based Compensation

The fair value of equity awards granted to employees is recognized as compensation expense over the period during which employees are required to provide service in exchange for such awards. The Corporation grants equity awards to employees, consisting of stock options and restricted stock, under its Stock Option and Compensation Plan (Option Plan). In addition, employees may purchase stock under the Corporation’s Employee Stock Purchase Plan.

The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
	(in thousands)
Stock-based compensation expense	$817	$542	$1,428	$1,369
Tax benefit	(192)	(111)	(320)	(186)

Stock-based compensation expense, net of tax	$625	$431	$1,108	$1,183

Under the Option Plan, stock options and restricted stock are granted to key employees. Restricted stock fair values and stock option exercise prices are equal to the average trading price of the Corporation’s stock on the date of grant. Stock options carry terms of up to ten years. Restricted stock awards earn dividends during the vesting period, which are forfeitable if the awards do not vest. Stock options and restricted stock are typically granted annually on July 1st and become fully vested over or after a three-year vesting period. Certain events, as defined in the Option Plan, result in the acceleration of the vesting of both stock options and restricted stock. On July 1, 2010, the Corporation granted approximately 578,000 stock options and 265,000 shares of restricted stock under its Option Plan. As of September 30, 2010, the Option Plan had 12.9 million shares reserved for future grants through 2013.

In connection with the Corporation’s participation in the UST’s CPP, the 2009 and 2010 restricted stock granted to certain key employees is subject to the requirements and limitations contained in the Emergency Economic Stabilization Act of 2008, as amended, and related regulations. Among other things, restricted stock grants to these key employees may not fully vest until the longer of: two years after the date of grant, or the Corporation’s participation in the CPP ends. None of the key employees who received 2009 and 2010 restricted stock grants subject to the CPP vesting restrictions received 2009 or 2010 stock option awards.

NOTE H – Employee Benefit Plans

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

The net periodic benefit cost for the Corporation’s Pension Plan and Postretirement Plan, as determined by consulting actuaries, consisted of the following components for the three and nine months ended September 30:

	Pension Plan
	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
	(in thousands)
Service cost (1)	$26	$36	$78	$110
Interest cost	842	818	2,526	2,455
Expected return on plan assets	(802)	(722)	(2,406)	(2,166)
Net amortization and deferral	119	262	357	786

Net periodic benefit cost	$185	$394	$555	$1,185

(1)	The Pension Plan service cost recorded for the three and nine months ended September 30, 2010 and 2009, respectively, was related to administrative costs associated with the plan and not due to the accrual of additional participant benefits.

	Postretirement Plan
	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
	(in thousands)
Service cost	$48	$37	$146	$218
Interest cost	110	73	330	390
Expected return on plan assets	(1)	(1)	(3)	(3)
Net accretion and deferral	(91)	(81)	(273)	(162)

Net periodic benefit cost	$66	$28	$200	$443

NOTE I – Derivative Financial Instruments

In connection with its mortgage banking activities, the Corporation enters into commitments to originate fixed-rate residential mortgage loans for customers, also referred to as interest rate locks. In addition, the Corporation enters into forward commitments for the future sale or purchase of mortgage-backed securities to or from third-party investors to hedge the effect of changes in interest rates on the values of both the interest rate locks and mortgage loans held for sale. Forward sales commitments may also be in the form of commitments to sell individual mortgage loans at a fixed price on a future date. Both the interest rate locks and the forward commitments are accounted for as derivatives and carried at fair value, determined as the amount that would be necessary to settle each derivative financial instrument at the balance sheet date. The amount necessary to settle each interest rate lock is based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. Gross derivative assets and liabilities are recorded within other assets and other liabilities on the consolidated balance sheets, with changes in fair value during the period recorded within gains on sales of mortgage loans on the consolidated statements of income.

During the third quarter of 2010, the Corporation recorded a $3.3 million increase in mortgage banking income resulting from the correction of its methodology for determining the fair value of its interest rate locks. Previously, the fair value of interest rate locks included only the value related to the change in interest rates between the date the rate was locked and the reporting date and excluded the value of the expected gain on sale as of the lock date. At September 30, 2010, the fair value of interest rate locks represented the expected gain on sale had those locks been settled and sold as of the reporting date.

This change in methodology did not result in a material difference in reported gains on sale in prior periods.

The following presents a comparison of gains on sales of mortgage loans as reported on the consolidated statements of income to the amount that would have been reported had this methodology been applied for all periods presented:

	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
	(in thousands)
Reported gains on sales of mortgage loans	$12,111	$2,778	$18,538	$18,764
Pro-forma gains on sales of mortgage loans	10,445	4,472	17,087	18,334

Difference	$1,666	$(1,694)	$1,451	$430

The following table presents a summary of the notional amounts and fair values of derivative financial instruments recorded on the consolidated balance sheets, none of which have been designated as hedging instruments:

	September 30, 2010		December 31, 2009
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers:
Positive fair values	$414,554	$5,874	$58,165	$534
Negative fair values	0	0	106,921	(945)

Net Interest Rate Locks with Customers		5,874		(411)
Forward Commitments:
Positive fair values	133,620	5	232,310	1,819
Negative fair values	555,402	(2,892)	59,432	(535)

Net Forward Commitments		(2,887)		1,284

		$2,987		$873

The following table presents a summary of the fair value gains and losses on derivative financial instruments for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Interest rate locks with customers	$3,764	$2,187	$6,285	$1,476
Forward commitments	2,005	(4,068)	(4,171)	(1,605)
Interest rate swaps	0	0	0	(18)

	$5,769	$(1,881)	$2,114	$(147)

NOTE J – Commitments and Contingencies

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

The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
Commitments to extend credit	$4,004,554	$4,479,546
Standby letters of credit	515,723	551,064
Commercial letters of credit	34,586	37,662

The Corporation records a reserve for unfunded lending commitments, which represents management’s estimate of losses associated with unused commitments to extend credit on loans impaired under FASB ASC Section 310-10-35. See Note E, “Loans and Allowance for Credit Losses” for additional details.

Residential Lending

Residential mortgages are originated and sold by the Corporation through Fulton Mortgage Company, which operates as a division of each of the Corporation’s subsidiary banks. The loans originated and sold are predominantly “prime” loans that conform to published standards of government sponsored agencies. Prior to 2008, the Corporation’s former Resource Bank subsidiary operated a national wholesale mortgage lending operation which originated and sold non-prime loans from the time the Corporation acquired Resource Bank in 2004 through 2007.

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

The following table presents actual and potential repurchases of loans originated by the Corporation’s former Resource Bank subsidiary, including a summary of the approximate principal balances and related reserves/write-downs recognized on the Corporation’s consolidated balance sheets, by general category:

	September 30, 2010		December 31, 2009
	Principal	Reserves/ Write-downs	Principal	Reserves/ Write-downs
	(in thousands)
Outstanding repurchase requests (1) (2)	$5,300	$(2,970)	$6,130	$(3,750)
No repurchase request received – sold loans with identified potential misrepresentations of borrower information (1) (2)	3,260	(820)	3,650	(1,260)
Repurchased loans (3)	4,250	(430)	5,580	(870)
Foreclosed real estate (OREO) (4)	4,320	0	9,140	0

Total reserves/write-downs		$(4,220)		$(5,880)

(1)	Principal balances had not been repurchased and, therefore, are not included on the consolidated balance sheets as of September 30, 2010 and December 31, 2009.
(2)	Reserve balance included as a component of other liabilities on the consolidated balance sheets as of September 30, 2010 and December 31, 2009.
(3)	Principal balances, net of write-downs, are included as a component of loans, net of unearned income on the consolidated balance sheets as of September 30, 2010 and December 31, 2009.
(4)	OREO is written down to its estimated fair value upon transfer from loans receivable.

Management believes that the reserves recorded as of September 30, 2010 are adequate for the known potential repurchases. However, continued declines in collateral values or the identification of additional loans to be repurchased could necessitate additional reserves in the future.

NOTE K – Fair Value Option

FASB ASC Subtopic 825-10 permits entities to measure many financial instruments and certain other items at fair value and requires certain disclosures for amounts for which the fair value option is applied.

The Corporation has elected to measure mortgage loans held for sale at fair value to more accurately reflect the financial performance of its mortgage banking activities in its consolidated financial statements. Derivative financial instruments related to these activities are also recorded at fair value, as noted within Note I, “Derivative Financial Instruments.” The Corporation determines fair value for its mortgage loans held for sale based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. Changes in fair value during the period are recorded as components of gains on sales of mortgage loans on the consolidated statements of income. Interest income earned on mortgage loans held for sale is recorded within interest income on the consolidated statements of income.

The following table presents a summary of the Corporation’s fair value elections for mortgage loans held for sale:

	September 30, 2010	December 31, 2009
	(in thousands)
Cost	$100,354	$78,819
Fair value	103,240	79,577

Fair value adjustment	$2,886	$758

NOTE L – Fair Value Measurements

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

In January 2010, the FASB issued ASC Update No. 2010-06, “Improving Disclosures About Fair Value Measurements” (ASC Update 2010-06). ASC Update 2010-06 requires companies to disclose, and provide the reasons for, all transfers of assets and liabilities between the Level 1 and 2 fair value categories. ASC Update 2010-06 also clarifies that companies should disclose fair value measurement disclosures for classes of assets and liabilities which are subsets of line items within the balance sheet, if necessary. In addition, ASC Update 2010-06 provides additional clarification related to disclosures about the fair value techniques and inputs for assets and liabilities classified within Level 2 or 3 categories. The disclosure requirements prescribed by ASC Update No. 2010-06 were effective for the Corporation on March 31, 2010. The Corporation did not record any transfers of assets or liabilities between the Level 1 and Level 2 fair value categories during the three or nine months ended September 30, 2010.

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

Items Measured at Fair Value on a Recurring Basis

The Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets were as follows:

	September 30, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$0	$103,240	$0	$103,240
Available for sale investment securities:
Equity securities	37,347	0	0	37,347
U.S. Government securities	0	1,325	0	1,325
U.S. Government sponsored agency securities	0	11,668	0	11,668
State and municipal securities	0	369,179	0	369,179
Corporate debt securities	0	114,890	12,992	127,882
Collateralized mortgage obligations	0	963,779	0	963,779
Mortgage-backed securities	0	876,758	0	876,758
Auction rate securities	0	0	265,295	265,295

Total available for sale investments	37,347	2,337,599	278,287	2,653,233
Other financial assets	13,357	5,879	0	19,236

Total assets	$50,704	$2,446,718	$278,287	$2,775,709

Other financial liabilities	$13,357	$2,892	$0	$16,249

	December 31, 2009
Mortgage loans held for sale	$0	$79,577	$0	$79,577
Available for sale investment securities:
Equity securities	41,256	0	0	41,256
U.S. Government securities	0	1,325	0	1,325
U.S. Government sponsored agency securities	0	91,956	0	91,956
State and municipal securities	0	415,773	0	415,773
Corporate debt securities	0	104,779	11,960	116,739
Collateralized mortgage obligations	0	1,122,996	0	1,122,996
Mortgage-backed securities	0	1,080,024	0	1,080,024
Auction rate securities	0	0	289,203	289,203

Total available for sale investments	41,256	2,816,853	301,163	3,159,272
Other financial assets	13,882	2,353	0	16,235

Total assets	$55,138	$2,898,783	$301,163	$3,255,084

Other financial liabilities	$13,882	$1,480	$0	$15,362

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•

Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of September 30, 2010 and December 31, 2009 were measured as the price that secondary market investors were offering for loans with similar characteristics.

•	Available for sale investment securities – Included within this asset category are both equity and debt securities:

•

Equity securities – Equity securities consist of stocks of financial institutions ($29.1 million at September 30, 2010 and $32.3 million at December 31, 2009) and mutual fund and other equity investments ($8.2 million at September 30, 2010 and $9.0 million at December 31, 2009). These Level 1 investments are measured at fair value based on quoted prices for identical securities in active markets. Restricted equity securities issued by the Federal Home Loan Bank (FHLB) and Federal Reserve Bank ($101.1 million at September 30, 2010 and $99.1 million at December 31, 2009) have been excluded from the above table.

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

•

Corporate debt securities – This category includes subordinated debt issued by financial institutions ($35.7 million at September 30, 2010 and $32.7 million at December 31, 2009), single-issuer trust preferred securities issued by financial institutions ($84.7 million at September 30, 2010 and $75.8 million at December 31, 2009), pooled trust preferred securities issued by financial institutions ($4.4 million at September 30, 2010 and $5.0 million at December 31, 2009) and other corporate debt issued by non-financial institutions ($3.1 million at September 30, 2010 and $3.2 million at December 31, 2009).

Classified as Level 2 investments are the subordinated debt, other corporate debt issued by non-financial institutions and $76.1 million and $68.8 million of single-issuer trust preferred securities held at September 30, 2010 and December 31, 2009, respectively. These corporate debt securities are measured at fair value by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. As with the debt securities described above, an active market presently exists for securities similar to these corporate debt security holdings.

Classified as Level 3 assets are the Corporation’s investments in pooled trust preferred securities and certain single-issuer trust preferred securities ($8.6 million at September 30, 2010 and $7.0 million at December 31, 2009). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive market transactions for similar investments.

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

•

Other financial assets – Included within this asset category are: Level 1 assets, consisting of mutual funds that are held in trust for employee deferred compensation plans and measured at fair value based on quoted prices for identical securities in active markets; and Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors. The fair value of the Corporation’s interest rate locks and forward commitments are determined as the amount that would be required to settle each derivative financial instrument at the balance sheet date. See Note I, “Derivative Financial Instruments,” for additional information.

•

Other financial liabilities – Included within this category are: Level 1 employee deferred compensation liabilities which represent amounts due to employees under the deferred compensation plans described under the heading “Other financial assets” above and Level 2 mortgage banking derivatives, described under the heading “Other financial assets” above.

The following tables present the changes in the Corporation’s assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three and nine months ended September 30, 2010 and 2009:

Three months ended September 30, 2010
	Available for Sale Investment Securities			Other Financial Liabilities – ARC Financial Guarantee (1)
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARC Investments
	(in thousands)
Balance, June 30, 2010	$4,279	$8,085	$276,539	$0
Realized adjustment to fair value (2)	(2,335)	0	0	0
Unrealized adjustment to fair value (3)	2,805	466	(704)	0
Sales	0	0	(10,233)	0
Redemptions	(328)	0	(1,470)	0
Discount accretion (4)	20	0	1,163	0

Balance, September 30, 2010	$4,441	$8,551	$265,295	$0

Three months ended September 30, 2009

Balance, June 30, 2009	$4,915	$7,006	$289,575	$0
Realized adjustment to fair value (2)	(1,846)	0	0	0
Unrealized adjustment to fair value (3)	1,781	1,054	3,457	0
Sales	0	0	(2,872)	0
Redemptions	0	0	(5,549)	0
(Premium amortization) Discount accretion (4)	(4)	1	979	0

Balance, September 30, 2009	$4,846	$8,061	$285,590	$0

Nine months ended September 30, 2010
	Available for Sale Investment Securities			Other Financial Liabilities – ARC Financial Guarantee (1)
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARC Investments
	(in thousands)
Balance, December 31, 2009	$4,979	$6,981	$289,203	$0
Realized adjustment to fair value (2)	(9,477)	0	0	0
Unrealized adjustment to fair value (3)	9,258	919	(4,346)	0
Sales	0	0	(15,266)	0
Redemptions	(328)	0	(7,852)	0
Transfers to Level 3 from Level 2	0	650	0	0
Discount accretion (4)	9	1	3,556	0

Balance, September 30, 2010	$4,441	$8,551	$265,295	$0

Nine months ended September 30, 2009
Balance, December 31, 2008	$15,381	$7,544	$195,900	$(8,653)
Purchases (1)	0	0	89,383	14,890
Realized adjustment to fair value (2)	(6,475)	0	0	(6,237)
Unrealized adjustment to fair value (3)	(4,059)	514	6,604	0
Sales	0	0	(2,872)	0
Redemptions	0	0	(6,266)	0
(Premium amortization) Discount accretion (4)	(1)	3	2,841	0

Balance, September 30, 2009	$4,846	$8,061	$285,590	$0

(1)	In 2008, the Corporation offered to purchase illiquid ARCs from customers. The estimated fair value of the guarantee was determined based on the difference between the fair value of the underlying ARCs and their estimated purchase price. During 2009, the Corporation completed the repurchase of all eligible ARCs and, as of December 31, 2009, there were no longer any ARCs still held by customers that the Corporation had agreed to purchase.
(2)	For pooled trust preferred securities, realized adjustments to fair value represent credit related other-than-temporary impairment charges that were recorded as a reduction to investment securities gains on the consolidated statements of income.
(3)	Pooled trust preferred securities, single-issuer trust preferred securities, and ARCs are classified as available for sale investment securities; as such, the unrealized adjustment to fair value was recorded as an unrealized holding gain (loss) and included as a component of available for sale investment securities on the consolidated balance sheet.
(4)	Included as a component of net interest income on the consolidated statements of income.

Items Measured at Fair Value on a Nonrecurring Basis

Certain financial assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment.

The Corporation’s assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheets were as follows:

	September 30, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$0	$344	$757,323	$757,667
Other financial assets	0	0	56,171	56,171

Total assets	$0	$344	$813,494	$814,838

Reserve for unfunded commitments	$0	$0	$3,150	$3,150

	December 31, 2009
Loans held for sale	$0	$5,807	$0	$5,807
Net loans	0	0	642,889	642,889
Other financial assets	0	0	45,807	45,807

Total assets	$0	$5,807	$688,696	$694,503

Reserve for unfunded commitments	$0	$0	$855	$855

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•

Loans held for sale – This category consists of floating rate residential mortgage construction loans which are measured at the lower of aggregate cost or fair value. Fair value was measured as the prices that secondary market investors were offering for loans with similar characteristics.

•

Net loans – This category consists of residential mortgage loans and home equity loans that were previously sold and repurchased from secondary market investors during the first nine months of 2010 and have been classified as Level 2 assets. Upon repurchase, these loans were written down to the appraised value of their underlying collateral, less estimated selling costs. See Note J, “Commitments and Contingencies” for additional information.

This category also consists of loans that were considered to be impaired under FASB ASC Section 310-10-35 and have been classified as Level 3 assets. Impaired loans are generally measured at the fair value of their underlying collateral. An allowance for loan losses is allocated to an impaired loan if its carrying value exceeds the estimated fair value. The amount shown is the balance of impaired loans, net of the related allowance for loan losses. See Note E, “Loans and Allowance for Credit Losses” for additional details.

•

Other financial assets – This category includes other real estate owned (OREO) ($30.2 million at September 30, 2010 and $23.3 million at December 31, 2009) and mortgage servicing rights (MSRs) ($26.0 million at September 30, 2010 and $22.5 million at December 31, 2009), both classified as Level 3 assets.

Fair values for OREO were based on estimated selling prices less estimated selling costs for similar assets in active markets.

MSRs are initially recorded at fair value upon the sale of residential mortgage loans, which the Corporation continues to service, to secondary market investors. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are evaluated quarterly for impairment by comparing the carrying amount to estimated fair value. Fair value is determined at the end of each quarter through a discounted cash flows valuation.

Significant inputs to the valuation include expected net servicing income, the discount rate and the expected life of the underlying loans.

•

Reserve for unfunded commitments – This liability represents management’s estimate of losses associated with unused commitments to extend credit on loans which are impaired under FASB ASC Section 310-10-35, and included as Level 3 liabilities above. The reserve for unfunded commitments represents the shortfall between commitments to extend credit on impaired loans in comparison to the fair value of their underlying collateral. See Note E, “Loans and Allowance for Credit Losses” for additional details.

FASB ASC Section 825-10-50 Fair Values of Financial Instruments

The following table details the book values and estimated fair values of the Corporation’s financial instruments as of September 30, 2010 and December 31, 2009. A general description of the methods and assumptions used to estimate such fair values is also provided.

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

	September 30, 2010		December 31, 2009
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$255,800	$255,800	$284,508	$284,508
Interest-bearing deposits with other banks	193,421	193,421	16,591	16,791
Loans held for sale (1)	103,240	103,240	85,384	85,384
Securities held to maturity	7,930	8,012	8,700	8,797
Securities available for sale (1)	2,754,308	2,754,308	3,258,386	3,258,386
Loans, net of unearned income (1)	11,950,618	11,923,576	11,972,424	11,972,109
Accrued interest receivable	55,167	55,167	58,515	58,515
Other financial assets (1)	150,315	150,315	128,374	128,374
FINANCIAL LIABILITIES
Demand and savings deposits	$7,676,858	$7,676,858	$6,784,050	$6,784,050
Time deposits	4,891,259	4,938,001	5,313,864	5,349,237
Short-term borrowings	471,081	471,081	868,940	868,940
Accrued interest payable	35,402	35,402	46,596	46,596
Other financial liabilities (1)	57,945	57,945	53,267	53,267
Federal Home Loan Bank advances and long-term debt	1,199,513	1,197,305	1,540,773	1,474,082

(1)	Description of fair value determinations for these financial instruments, or certain financial instruments within these categories, measured at fair value on the Corporation’s consolidated balance sheets, are detailed under the heading, “FASB ASC Topic 820 Fair Value Measurements,” above.

For short-term financial instruments, defined as those with remaining maturities of 90 days or less and excluding those recorded at fair value and reported above under the heading “FASB ASC Topic 820 Fair Value Measurements,” the book value was considered to be a reasonable estimate of fair value.

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

The estimated fair values of securities held to maturity as of September 30, 2010 and December 31, 2009 were based on quoted market prices, broker quotes or dealer quotes.

For short-term loans and variable rate loans that reprice within 90 days, the book value was considered to be a reasonable estimate of fair value. For other types of loans and time deposits, fair value was estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

NOTE M – New Accounting Standard

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

NOTE N – Reclassifications

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

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	As of or for the Three months ended September 30		As of or for the Nine months ended September 30
	2010	2009	2010	2009
Net income available to common shareholders (in thousands)	$31,508	$18,300	$80,539	$34,419
Income before income taxes (in thousands)	$50,473	$29,171	$130,185	$59,344
Diluted net income per share (1)	$0.16	$0.10	$0.43	$0.20
Return on average assets	0.91%	0.56%	0.79%	0.40%
Return on average common equity (2)	6.67%	4.78%	6.18%	3.06%
Return on average tangible common equity (3)	9.68%	7.91%	9.33%	5.24%
Net interest margin (4)	3.81%	3.55%	3.79%	3.48%
Non-performing assets to total assets	2.28%	1.82%	2.28%	1.82%
Net charge-offs to average loans (annualized)	1.19%	0.81%	1.03%	0.93%

(1)	Net income available to common shareholders divided by diluted weighted average common shares outstanding.
(2)	Net income available to common shareholders divided by average common shareholders’ equity.
(3)	Net income available to common shareholders, adjusted for intangible asset amortization (net of tax), divided by average common shareholders’ equity, excluding goodwill and intangible assets.
(4)	Presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion.

The Corporation’s income before income taxes for the third quarter of 2010 increased $21.3 million, or 73.0%, in comparison to the third quarter of 2009. Income before income taxes for the first nine months of 2010 increased $70.8 million, or 119.4%, in comparison to the first nine months of 2009. The increases were primarily due to the following significant items:

•

For the three months ended September 30, 2010, a $9.3 million, or 336.0%, increase in gains on sales of mortgage loans. During the third quarter of 2010, the Corporation recorded $3.3 million of mortgage sale gains resulting from a correction of its methodology for determining the fair value of its commitments to originate fixed-rate residential mortgage loans, also referred to as interest rate locks. See Note I, “Derivative Financial Instruments” in the Notes to Consolidated Financial Statements for additional details. Adjusting for the impact of this change, gains on sales of mortgage loans increased $6.0 million, or 133.6%. During the third quarter of 2010, interest rates on residential mortgage loans declined to historically low levels, resulting in strong refinance activity and increased margins on sales of loans.

•

Increases in net interest income of $7.4 million and $33.0 million, for the three and nine months ended September 30, 2010, respectively. The increases in net interest income were a result of increases in the net interest margin. For the third quarter of 2010, the net interest margin increased 26 basis points, or 7.3%, in comparison to the third quarter of 2009. For the first nine months of 2010, net interest margin increased 31 basis points, or 8.9%. The increases in net interest margin resulted primarily from significant declines in funding costs.

•

Decreases in the provision for loan losses of $5.0 million and $25.0 million for the three and nine months ended September 30, 2010, respectively. During the third quarter and first nine months of 2010, allowance allocation needs for impaired loans slowed in comparison to the same periods in 2009, resulting in a decrease in the provision for loan losses.

•

Decreases in Federal Deposit Insurance Corporation (FDIC) insurance expense of $535,000 and $6.9 million for the three and nine months ended September 30, 2010, respectively. The decrease in FDIC insurance expense for the third quarter of 2010 was the result of the Corporation opting out of the Transaction Account Guarantee (TAG) Program. During the second quarter of 2009, the

Corporation paid a $7.7 million special FDIC assessment. Partially offsetting the impact of the special assessment was an increase in assessment rates and an increase in the balance of insured deposits in 2010.

•

For the nine months ended September 30, 2010 in comparison the same period in 2009, a $6.2 million decrease in losses associated with the Corporation’s guarantee to purchase illiquid student loan auction rate securities, also known as auction rate certificates (ARCs). Fulton Financial Advisors (FFA), the investment management and trust division of the Corporation’s Fulton Bank, N.A. subsidiary, held ARCs for some of its customers’ accounts. FFA had previously sold ARCs to customers as short-term investments with fair values that could be derived based on periodic auctions under normal market conditions. During the first quarter of 2009, the Corporation recorded a pre-tax charge, as a component of operating risk loss on the consolidated statements of income, of $6.2 million, which represented contingent losses related to guarantees to purchase ARCs held by customers. As of December 31, 2009, the Corporation had purchased all remaining ARCs held by customers, and no additional charges were recorded during the first nine months of 2010.

Common Stock Offering and Redemption of Preferred Stock

In May 2010, the Corporation issued 21.8 million shares of its common stock for total proceeds of $226.3 million in anticipation of redeeming its outstanding preferred stock issued to the U.S. Department of the Treasury (UST).

In July 2010, the Corporation redeemed all 376,500 outstanding shares of its Series A preferred stock with a total payment to the UST of $379.6 million, consisting of $376.5 million of principal and $3.1 million of dividends. The preferred stock had a carrying value of $371.0 million on the redemption date, as a result of allocating the proceeds received upon issuance to the preferred stock and common stock warrants, also issued to the UST, based on their relative fair value. Upon redemption, the remaining $5.5 million preferred stock discount was recorded as a reduction to third quarter net income available to common shareholders.

In September 2010, the Corporation repurchased its outstanding common stock warrant for the purchase of 5.5 million shares of its common stock for $10.8 million, completing the Corporation’s participation in the UST’s Capital Purchase Program (CPP). Upon repurchase, the common stock warrant had a carrying value of $7.6 million. The repurchase price of $10.8 million was recorded as a reduction to additional paid-in capital on the statement of shareholders’ equity and comprehensive income.

Quarter Ended September 30, 2010 compared to the Quarter Ended September 30, 2009

Net Interest Income

FTE net interest income increased $7.5 million, or 5.5%, from $136.6 million in the third quarter of 2009 to $144.1 million in the third quarter of 2010. This increase was the net result of a $12.4 million decrease in FTE interest income and a $19.9 million decrease in interest expense.

The following table provides a comparative average balance sheet and net interest income analysis for the third quarter of 2010 as compared to the same period in 2009. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Three months ended September 30
	2010			2009
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income (2)	$11,958,145	$160,125	5.32%	$11,913,581	$163,915	5.46%
Taxable investment securities (3)	2,303,692	22,363	3.88	2,722,751	29,376	4.31
Tax-exempt investment securities (3)	345,281	4,961	5.75	436,209	6,101	5.59
Equity securities (3)	138,993	760	2.18	132,176	632	1.90

Total investment securities	2,787,966	28,084	4.03	3,291,136	36,109	4.39
Loans held for sale	78,862	919	4.66	102,367	1,550	6.06
Other interest-earning assets	204,601	102	0.20	24,348	51	0.83

Total interest-earning assets	15,029,574	189,230	5.01%	15,331,432	201,625	5.23%
Noninterest-earning assets:
Cash and due from banks	280,784			301,875
Premises and equipment	203,995			204,416
Other assets	1,133,469			959,628
Less: Allowance for loan losses	(285,801)			(234,446)

Total Assets	$16,362,021			$16,562,905

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$2,129,407	$1,868	0.35%	$1,883,087	$2,119	0.45%
Savings deposits	3,214,558	4,972	0.61	2,556,717	5,187	0.80
Time deposits	4,987,212	22,915	1.82	5,554,349	36,519	2.61

Total interest-bearing deposits	10,331,177	29,755	1.14	9,994,153	43,825	1.74
Short-term borrowings	489,013	267	0.22	863,281	835	0.38
FHLB advances and long-term debt	1,274,411	15,148	4.73	1,695,427	20,400	4.77

Total interest-bearing liabilities	12,094,601	45,170	1.48%	12,552,861	65,060	2.06%
Noninterest-bearing liabilities:
Demand deposits	2,140,866			1,922,460
Other	198,922			198,314

Total Liabilities	14,434,389			14,673,635
Shareholders’ equity	1,927,632			1,889,270

Total Liabilities and Shareholders’ Equity	$16,362,021			$16,562,905

Net interest income/net interest margin (FTE)		144,060	3.81%		136,565	3.55%

Tax equivalent adjustment		(3,874)			(3,764)

Net interest income		$140,186			$132,801

(1)	Includes dividends earned on equity securities.
(2)	Includes non-performing loans.
(3)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	2010 vs. 2009 Increase (decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$572	$(4,362)	$(3,790)
Taxable investment securities	(4,258)	(2,755)	(7,013)
Tax-exempt investment securities	(1,313)	173	(1,140)
Equity securities	33	95	128
Loans held for sale	(315)	(316)	(631)
Other interest-earning assets	116	(65)	51

Total interest income	$(5,165)	$(7,230)	$(12,395)

Interest expense on:
Demand deposits	$254	$(505)	$(251)
Savings deposits	1,170	(1,385)	(215)
Time deposits	(3,445)	(10,159)	(13,604)
Short-term borrowings	(283)	(285)	(568)
FHLB advances and long-term debt	(5,048)	(204)	(5,252)

Total interest expense	$(7,352)	$(12,538)	$(19,890)

A 22 basis point, or 4.2%, decrease in average yields resulted in a $7.2 million decrease in interest income. The remaining $5.2 million decrease was due to a $301.9 million, or 2.0%, decrease in average interest-earning assets.

Average loans, by type, are summarized in the following table:

	Three months ended September 30		Increase (decrease)
	2010	2009	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$4,341,685	$4,158,802	$182,883	4.4%
Commercial – industrial, financial and agricultural	3,671,128	3,667,854	3,274	0.1
Real estate – home equity	1,643,615	1,651,400	(7,785)	(0.5)
Real estate – residential mortgage	998,165	933,943	64,222	6.9
Real estate – construction	868,497	1,050,359	(181,862)	(17.3)
Consumer	366,719	371,676	(4,957)	(1.3)
Leasing and other	68,336	79,547	(11,211)	(14.1)

Total	$11,958,145	$11,913,581	$44,564	0.4%

Geographically, the growth in commercial mortgages was throughout all of the Corporation’s markets, with increases in Pennsylvania ($121.1 million, or 5.7%), New Jersey ($22.2 million, or 1.9%), Virginia ($20.1 million, or 6.1%) and Maryland ($19.3 million, or 5.2%).

The $64.2 million, or 6.9%, increase in residential mortgages was primarily due to the Corporation retaining 10 and 15 year fixed rate mortgages in portfolio. The majority of these loans were underwritten to the standards required for sale to third-party investors. However, the Corporation elected to retain them in portfolio.

The $181.9 million, or 17.3%, decrease in construction loans was primarily due to repayments and partially due to $65.0 million of charge-offs recorded since the end of the third quarter of 2009. Geographically, the decline in construction loans was attributable to the Corporation’s Maryland ($79.3 million, or 29.4%), Virginia ($68.5 million, or 25.0%) and New Jersey ($62.5 million, or 29.8%) markets, partially offset by an increase in the Pennsylvania ($29.6 million, or 10.5%) market.

The average yield on loans decreased 14 basis points, or 2.6%, from 5.46% in 2009 to 5.32% in 2010, despite the average prime rate remaining at 3.25% for the third quarters of both 2010 and 2009. The decrease in average yields on loans was attributable to repayments of higher-yielding loans and declining average rates on fixed and adjustable rate loans which, unlike floating rate loans, have a lagged repricing effect.

Average investments decreased $503.2 million, or 15.3%, due largely to sales and maturities of mortgage-backed securities, U.S. government sponsored agency securities, and state and municipal securities, the proceeds of which were not fully reinvested into the portfolio because current rates on many investment options were not attractive. The average yield on investments decreased 36 basis points, or 8.2%, from 4.39% in 2009 to 4.03% in 2010, as investment security purchases were at yields that were lower than the overall portfolio yield.

Other interest-earning assets, consisting of interest-bearing deposits with other banks, increased $180.3 million, or 740.3%. The increase was due to a lack of attractive alternative investments, as evidenced by the decline in investment securities and the slight decrease in loans.

Interest expense decreased $19.9 million, or 30.6%, to $45.2 million in the third quarter of 2010 from $65.1 million in the third quarter of 2009. Interest expense decreased $12.5 million as a result of a 58 basis point, or 28.2%, decrease in the average cost of interest-bearing liabilities. Interest expense decreased an additional $7.4 million as a result of a $458.3 million, or 3.7%, decline in average interest-bearing liabilities.

The following table summarizes the changes in average deposits, by type:

	Three months ended September 30		Increase (decrease)
	2010	2009	$	%
	(dollars in thousands)
Noninterest-bearing demand	$2,140,866	$1,922,460	$218,406	11.4%
Interest-bearing demand	2,129,407	1,883,087	246,320	13.1
Savings	3,214,558	2,556,717	657,841	25.7

Total demand and savings	7,484,831	6,362,264	1,122,567	17.6
Time deposits	4,987,212	5,554,349	(567,137)	(10.2)

Total deposits	$12,472,043	$11,916,613	$555,430	4.7%

The Corporation experienced an increase in noninterest-bearing and interest-bearing demand and savings accounts of $1.1 billion, or 17.6%. The increase in noninterest and interest-bearing demand and savings accounts consisted of a $608.7 million, or 19.2%, increase in municipal and business accounts and a $513.9 million, or 16.1%, increase in personal accounts. The growth in business accounts was due, in part, to businesses being required to keep higher balances on hand to offset service fees, as well as a migration from the Corporation’s cash management products due to low interest rates. The increase in personal accounts was largely due to a decrease in customer certificates of deposit.

The decrease in time deposits consisted of a $543.7 million, or 9.8%, decrease in customer certificates of deposit and a $23.5 million, or 73.2%, decrease in brokered certificates of deposit. As noted above, the decrease in customer certificates of deposit was largely due to customers transferring funds to interest-bearing demand and savings accounts as rates on certificates of deposit have not been attractive.

The average cost of interest-bearing deposits decreased 60 basis points, or 34.5%, from 1.74% in 2009 to 1.14% in 2010 primarily due to the maturities of higher-rate certificates of deposit. The average cost of time deposits decreased 79 basis points, or 30.3%. During the third quarter of 2010, $1.2 billion of time deposits matured at a weighted average rate of 1.59%, while $1.1 billion of time deposits were issued at a weighted average rate of 1.14%.

As average deposits increased, short-term and long-term borrowings decreased, as summarized in the following table:

	Three months ended September 30		Increase (decrease)
	2010	2009	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$203,158	$259,534	$(56,376)	(21.7%)
Customer short-term promissory notes	257,510	254,789	2,721	1.1

Total short-term customer funding	460,668	514,323	(53,655)	(10.4)
Federal funds purchased	28,345	348,444	(320,099)	(91.9)
Other short-term borrowings	0	514	(514)	(100.0)

Total other short-term borrowings	28,345	348,958	(320,613)	(91.9)

Total short-term borrowings	489,013	863,281	(374,268)	(43.4)
Long-term debt:
FHLB advances	891,081	1,312,304	(421,223)	(32.1)
Other long-term debt	383,330	383,123	207	0.1

Total long-term debt	1,274,411	1,695,427	(421,016)	(24.8)

Total	$1,763,424	$2,558,708	$(795,284)	(31.1%)

The $320.1 million decrease in Federal funds purchased was due to increases in non-interest and interest-bearing demand and savings accounts, combined with the decrease in investments and only a slight increase in the loan portfolio, resulting in reduced funding needs for the Corporation. The $421.2 million decrease in Federal Home Loan Bank (FHLB) advances was due to maturities, which were not replaced with new advances.

Provision for Loan Losses and Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses:

	Three months ended September 30
	2010	2009
	(dollars in thousands)
Loans, net of unearned income outstanding at end of period	$11,950,618	$11,968,246

Daily average balance of loans, net of unearned income	$11,958,145	$11,913,581

Balance of allowance for credit losses at beginning of period	$280,377	$220,954
Loans charged off:
Real estate – construction	23,139	9,356
Commercial – industrial, agricultural and financial	6,601	7,787
Real estate – commercial mortgage	4,262	3,554
Consumer and home equity	3,254	2,527
Real estate – residential mortgage	751	1,065
Leasing and other	790	1,637

Total loans charged off	38,797	25,926
Recoveries of loans previously charged off:
Real estate – construction	189	26
Commercial – industrial, agricultural and financial	2,088	444
Real estate – commercial mortgage	571	493
Consumer and home equity	246	354
Real estate – residential mortgage	3	1
Leasing and other	197	375

Total recoveries	3,294	1,693

Net loans charged off	35,503	24,233
Provision for loan losses	40,000	45,000

Balance of allowance for credit losses at end of period	$284,874	$241,721

Components of the Allowance for Credit Losses:
Allowance for loan losses	$281,724	$234,511
Reserve for unfunded lending commitments	3,150	7,210

Allowance for credit losses	$284,874	$241,721

Selected Ratios:
Net charge-offs to average loans (annualized)	1.19%	0.81%
Allowance for credit losses to loans outstanding	2.38%	2.02%

The provision for loan losses was $40.0 million for the third quarter of 2010, a decrease of $5.0 million, or 11.1%, from the third quarter of 2009. A slowing in the pace of specific loan loss allocations needed for impaired loans contributed to the decrease in the provision for loan losses. See Note E, “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements for additional details related to impaired loans.

Net charge-offs increased $11.3 million, or 46.5%, to $35.5 million for the third quarter of 2010 compared to $24.2 million for the third quarter of 2009 due primarily to a $13.6 million, or 146.0%, increase in construction loan net charge-offs, primarily in Maryland and Virginia. This increase was partially offset by a $2.8 million, or 38.5%, decrease in commercial loan net charge-offs.

Of the $35.5 million of net charge-offs recorded in the third quarter of 2010, 30.1% were in Maryland, 29.5% were in Virginia, 16.0% were in Pennsylvania and 14.8% in New Jersey. During the third quarter of 2010, there were five individual charge-offs that exceeded $1.0 million, totaling $20.9 million, of which $19.4 million were for commercial and residential construction loans.

The following table summarizes the Corporation’s non-performing assets as of the indicated dates:

	September 30, 2010	September 30, 2009	December 31, 2009
	(dollars in thousands)
Non-accrual loans	$284,408	$228,961	$238,360
Loans 90 days past due and accruing	58,164	52,797	43,359

Total non-performing loans	342,572	281,758	281,719
Other real estate owned (OREO)	30,195	19,151	23,309

Total non-performing assets	$372,767	$300,909	$305,028

Non-accrual loans to total loans	2.38%	1.91%	1.99%
Non-performing assets to total assets	2.28%	1.82%	1.83%
Allowance for credit losses to non-performing loans	83.16%	85.79%	91.42%
Non-performing assets to tangible common shareholders’ equity and allowance for credit losses	23.12%	24.24%	24.00%

Excluded from non-accrual loans above were $62.0 million of loans whose terms were modified under troubled debt restructurings and were current under their modified terms at September 30, 2010. As of September 30, 2010, such troubled debt restructurings included $35.4 million of residential mortgages, $16.7 million of commercial mortgages, $5.7 million of construction loans, $4.0 million of commercial loans and $264,000 of consumer loans.

The following table summarizes the Corporation’s non-performing loans, by type, as of the indicated dates:

	September 30, 2010	September 30, 2009	December 31, 2009
	(in thousands)
Real estate – commercial mortgage	$100,286	$54,930	$61,052
Real estate – construction	91,591	104,789	92,841
Commercial – industrial, agricultural and financial	85,103	63,217	69,604
Real estate – residential mortgage	52,038	46,192	45,748
Real estate – home equity	11,272	10,297	10,790
Consumer	1,882	1,995	1,529
Leasing	400	338	155

Total non-performing loans	$342,572	$281,758	$281,719

Non-performing loans increased to $342.6 million at September 30, 2010, from $281.8 million at September 30, 2009. The $60.8 million, or 21.6%, increase was primarily due to a $45.4 million, or 82.6%, increase in non-performing commercial mortgages, a $21.9 million, or 34.6%, increase in non-performing commercial loans and a $5.8 million, or 12.7%, increase in non-performing residential mortgages, partially offset by a $13.2 million, or 12.6%, decrease in non-performing construction loans.

The increase in non-performing commercial mortgages and commercial loans was a result of prolonged weak economic conditions continuing to put stress on business customers. The $45.4 million increase in non-performing commercial mortgages was primarily due to increases in the Pennsylvania ($19.7 million, or 102.9%) and New Jersey ($15.7 million, or 55.4%) markets. The $21.9 million increase in non-performing commercial loans was due to increases in the Pennsylvania ($16.3 million, or 59.4%), New Jersey ($3.3 million, or 22.9%) and Maryland ($2.6 million, or 37.1%) markets.

The $5.8 million increase in non-performing residential mortgages was primarily due to increases in the Pennsylvania ($3.7 million, or 36.6%), New Jersey ($3.6 million, or 46.1%) and Delaware ($1.1 million, or 34.2%) markets, partially offset by a decline in the Virginia ($2.4 million, or 11.6%) market.

The $13.2 million decrease in non-performing construction loans was due to the $65.0 million of charge-offs recorded since September 30, 2009, partially offset by increases to non-performing construction loans, primarily in the Pennsylvania, Maryland and Virginia markets. During the third quarter, the Corporation placed two residential housing development loans located in Virginia, totaling $23.4 million, on non-accrual status. While these loans were current, repayment and the pace of unit sales were occurring at a rate which placed the future collectability of the loans in doubt.

The $30.2 million of OREO at September 30, 2010 included $13.6 million of residential properties, $10.4 million in residential development properties and $6.2 million of commercial properties.

The following table summarizes loan delinquency rates, by type, as of September 30:

	2010			2009
	31-89 Days	> 90 Days (1)	Total	31-89 Days	> 90 Days (1)	Total
Real estate – construction	1.04%	10.98%	12.02%	1.25%	10.12%	11.37%
Commercial – industrial, agricultural and financial	0.77	2.31	3.08	0.61	1.65	2.26
Real estate – commercial mortgage	0.56	2.29	2.85	0.53	1.31	1.84
Real estate – residential mortgage	3.93	5.26	9.19	4.14	5.14	9.28
Consumer, home equity, leasing and other	0.88	0.65	1.53	1.14	0.60	1.74

Total	0.99%	2.87%	3.86%	1.00%	2.34%	3.34%

Total dollars (in thousands)	$119,099	$343,001	$462,100	$120,685	$282,911	$403,596

(1)	Includes non-accrual loans.

The increase in delinquency rates since the third quarter of 2009 was primarily in greater than 90 days delinquency rates across all loan types, due largely to the $55.4 million increase in non-accrual loans.

The following table presents ending balances of loans outstanding, net of unearned income:

	September 30, 2010	September 30, 2009	December 31, 2009
	(in thousands)
Real-estate – commercial mortgage	$4,346,120	$4,186,654	$4,292,300
Commercial – industrial, agricultural and financial	3,683,577	3,719,966	3,699,198
Real-estate – home equity	1,654,359	1,651,711	1,644,260
Real-estate – residential mortgage	1,001,837	930,207	978,267
Real-estate – construction	834,266	1,029,079	921,741
Consumer	366,927	375,685	360,698
Leasing and other	63,532	74,944	75,960

Loans, net of unearned income	$11,950,618	$11,968,246	$11,972,424

Approximately $5.2 billion, or 43.3%, of the Corporation’s loan portfolio was in commercial mortgage and construction loans at September 30, 2010. The Corporation did not have a concentration of credit risk with any single borrower, industry or geographical location. However, the performance of real estate markets and the weak economic conditions in general adversely impacted the performance of these loans.

During 2009 and 2008, the Corporation experienced significant increases in non-performing construction loans and commercial mortgages. During the first nine months of 2010, non-performing construction loans decreased as charge-offs of certain non-performing construction loans exceeded additions. The Corporation continues to reduce its exposure to residential housing development construction loans, most notably in its Virginia and Maryland markets. Non-performing commercial mortgages increased during the first nine months of 2010, as prolonged weak economic conditions continued to place stress on the credit quality of the commercial mortgage portfolio.

Commercial loans comprise 30.8% of the total loan portfolio. As with commercial mortgages, the credit quality of these loans was impacted by generally poor economic conditions as businesses continued to struggle for growth as a result of reduced consumer spending.

Approximately $2.7 billion, or 22.2%, of the Corporation’s loan portfolio was in residential mortgage and home equity loans at September 30, 2010. In recent years, deterioration in residential real estate values in some geographic areas, most notably in portions of Maryland, New Jersey and Virginia, and generally poor economic conditions, resulted in increases in non-performing loans and negatively impacted the overall credit quality of the portfolio.

Management believes that the allowance for credit losses of $284.9 million at September 30, 2010 is sufficient to cover losses inherent in both the loan portfolio and the unfunded lending commitments as of that date and is appropriate based on applicable accounting standards.

Other Income

The following table presents the components of other income:

	Three months ended
	September 30		Increase (decrease)
	2010	2009	$	%
	(dollars in thousands)
Overdraft fees	$8,825	$9,338	$(513)	(5.5)%
Cash management fees	2,518	2,648	(130)	(4.9)
Other	3,409	3,335	74	2.2

Service charges on deposit accounts	14,752	15,321	(569)	(3.7)
Debit card income	3,365	2,869	496	17.3
Merchant fees	2,247	2,151	96	4.5
Foreign currency processing income	2,069	1,813	256	14.1
Letter of credit fees	1,358	1,741	(383)	(22.0)
Other	1,598	1,429	169	11.8

Other service charges and fees	10,637	10,003	634	6.3
Gains on sales of mortgage loans	12,111	2,778	9,333	336.0
Investment management and trust services	8,604	8,191	413	5.0
Credit card income	1,590	1,520	70	4.6
Gains on sales of OREO	381	521	(140)	(26.9)
Other	2,194	2,891	(697)	(24.1)

Total, excluding investment securities gains (losses)	50,269	41,225	9,044	21.9
Investment securities gains (losses)	1,826	(45)	1,871	N/M

Total	$52,095	$41,180	$10,915	26.5%

N/M – Not meaningful.

The $9.0 million, or 21.9%, increase in other income, excluding investment securities gains and losses, was primarily due to a significant increase in gains on sales of mortgage loans. Gains on sales of mortgage loans increased $9.3 million, or 336.0%. During the third quarter of 2010, the Corporation recorded $3.3 million of mortgage sale gains resulting from a correction of its methodology for determining the fair value of its commitments to originate fixed-rate residential mortgage loans for sale, also referred to as interest rate locks. Adjusting for the impact of this change, gains on sales of mortgage loans increased $6.0 million, or 133.6%. See Note I, “Derivative Financial Instruments” in the Notes to Consolidated Financial Statements for additional details. During the third quarter of 2010, the margins on sales were much stronger as higher volumes, industry-wide, supported more favorable pricing for originators.

The $513,000, or 5.5%, decrease in overdraft fees was due to a decrease in volume resulting from new regulations requiring customers to affirmatively consent to the payment of certain types of overdrafts, effective August 15, 2010.

The $496,000, or 17.3%, increase in debit card fees was a result of increasing transaction volumes primarily due to the introduction of a new rewards points program in 2010. The $256,000, or 14.1%, increase in foreign currency processing revenue was a result of an increase in transaction volumes. The $383,000, or 22.0%, decrease in letter of credit fees was due to a decrease in the balance of letters of credit outstanding.

Recently enacted financial regulatory reform legislation requires debit card fees to be set by the Federal Reserve, which could impact future debit card fee income. The extent to which debit card fees may be impacted is not known at this time.

The $413,000, or 5.0%, increase in investment management and trust services income was due to an increase in brokerage revenue. The Corporation has expanded its brokerage operations by hiring additional sales staff and transitioning from a transaction-based revenue model to a relationship-based model, which generates fees based on the values of assets under management rather than transaction volume.

Investment securities gains of $1.8 million for the third quarter of 2010 included $4.6 million of net gains on the sales of securities offset by $2.8 million of other-than-temporary impairment charges. The Corporation recorded $2.3 million of other-than-temporary impairment charges for pooled trust preferred securities issued by financial institutions and $480,000 of other-than-temporary impairment charges for certain financial institution stocks. The $4.6 million of net gains on the sales of securities were primarily due to the sales of collateralized mortgage obligations.

The $45,000 of investment securities losses for the third quarter of 2009 included $2.8 million of net gains on the sales of securities, primarily mortgage-backed securities, offset by $2.8 million of other-than-temporary impairment charges. The Corporation recorded $1.8 million of other-than-temporary impairment charges for pooled trust preferred securities issued by financial institutions and $949,000 of other-than-temporary impairment charges related to financial institution stocks. See Note D, “Investment Securities” in the Notes to Consolidated Financial Statements for additional details.

Other Expenses

The following table presents the components of other expenses:

	Three months ended September 30		Increase (decrease)
	2010	2009	$	%
	(dollars in thousands)
Salaries and employee benefits	$54,533	$54,086	$447	0.8%
Net occupancy expense	10,519	10,165	354	3.5
FDIC insurance expense	4,709	5,244	(535)	(10.2)
Professional fees	3,040	2,385	655	27.5
Equipment expense	2,956	3,281	(325)	(9.9)
OREO and repossession expense	2,618	2,081	537	25.8
Marketing	2,601	1,982	619	31.2
Data processing	2,284	3,121	(837)	(26.8)
Telecommunications	2,084	2,139	(55)	(2.6)
Supplies	1,347	1,453	(106)	(7.3)
Postage	1,312	1,365	(53)	(3.9)
Intangible amortization	1,293	1,429	(136)	(9.5)
Operating risk loss	666	338	328	97.0
Other	11,846	10,741	1,105	10.3

Total	$101,808	$99,810	$1,998	2.0%

Salaries and employee benefits increased $447,000, or 0.8%, with salaries increasing $1.4 million, or 3.1%, and employee benefits decreasing $945,000, or 9.6%. The increase in salaries was primarily related to an increase in commissions for brokers of FFA and an increase in stock-based compensation expense, due to the impact of the July 2010 stock option and restricted stock grant. The decrease in employee benefits was primarily due to a decrease in healthcare costs as claims experience improved. See Note G, “Stock-Based Compensation” in the Notes to Consolidated Financial Statements for additional details related to the Corporation’s 2010 stock option and restricted stock grant.

The $535,000, or 10.2%, decrease in FDIC insurance expense was a result of the Corporation opting out of the TAG program. The $655,000, or 27.5%, increase in professional fees was primarily due to an increase in legal fees related to collection and workout efforts for non-performing loans.

The $537,000, or 25.8%, increase in OREO and repossession expense was primarily due to an increase in losses on sales of OREO, as a result of higher volumes of properties sold, in addition to a $275,000 increase in repossession expenses. The $619,000, or 31.2%, increase in marketing expenses was due to additional promotional activities during the third quarter of 2010. The $837,000, or 26.8%, decrease in data processing expense was primarily due to the conversion of The Columbia Bank’s back office systems in the third quarter of 2009.

The $1.1 million, or 10.3%, increase in other expenses included a $491,000 increase in software maintenance costs and a $435,000 charge representing the Corporation’s share of indemnification liabilities with Visa, Inc. (Visa). The $435,000 Visa contingency will be reversed in the fourth quarter of 2010 upon funding of the litigation escrow account by Visa.

Income Taxes

Income tax expense for the third quarter of 2010 was $12.8 million, a $7.0 million, or 119.6%, increase from $5.8 million for the third quarter of 2009. The increase was primarily due to the increase in income before income taxes.

The Corporation’s effective tax rate was 25.3% in 2010, as compared to 20.0% in 2009. The effective rate is generally lower than the Federal statutory rate of 35% due to investments in tax-free municipal securities and Federal tax credits earned from investments in low and moderate-income housing partnerships. The effective rate for the third quarter of 2010 is higher than the same period in 2009 due to non-taxable income and tax credits having a smaller impact on the effective tax rate due to the higher level of income before income taxes.

Nine Months Ended September 30, 2010 compared to the Nine Months Ended September 30, 2009

Net Interest Income

FTE net interest income increased $33.1 million, or 8.3%, from $396.5 million in the first nine months of 2009 to $429.5 million in the first nine months of 2010. This increase was the net result of a $27.8 million decrease in FTE interest income and a $60.9 million decrease in interest expense.

The following table provides a comparative average balance sheet and net interest income analysis for the first nine months of 2010 as compared to the same period in 2009. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Nine months ended September 30
	2010			2009
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income (2)	$11,962,986	$479,181	5.35%	$11,971,378	$491,412	5.49%
Taxable investment securities (3)	2,449,856	75,658	4.12	2,538,045	85,648	4.50
Tax-exempt investment securities (3)	362,656	15,644	5.75	467,242	19,413	5.54
Equity securities (3)	140,376	2,302	2.19	134,710	2,066	2.05

Total investment securities	2,952,888	93,604	4.23	3,139,997	107,127	4.55
Loans held for sale	60,535	2,142	4.72	115,388	4,439	5.13
Other interest-earning assets	194,575	358	0.25	20,754	140	0.90

Total interest-earning assets	15,170,984	575,285	5.07%	15,247,517	603,118	5.29%
Noninterest-earning assets:
Cash and due from banks	268,567			301,009
Premises and equipment	203,838			203,919
Other assets	1,107,733			940,974
Less: Allowance for loan losses	(278,190)			(211,105)

Total Assets	$16,472,932			$16,482,314

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$2,044,096	$5,548	0.36%	$1,819,135	$5,896	0.43%
Savings deposits	3,052,292	15,561	0.68	2,309,103	13,941	0.81
Time deposits	5,102,822	74,203	1.94	5,538,068	121,890	2.94

Total interest-bearing deposits	10,199,210	95,312	1.25	9,666,306	141,727	1.96
Short-term borrowings	623,123	1,206	0.26	1,186,568	3,193	0.36
FHLB advances and long-term debt	1,386,583	49,253	4.74	1,754,010	61,744	4.71

Total interest-bearing liabilities	12,208,916	145,771	1.60%	12,606,884	206,664	2.19%
Noninterest-bearing liabilities:
Demand deposits	2,065,176			1,798,522
Other	193,144			202,209

Total Liabilities	14,467,236			14,607,615
Shareholders’ equity	2,005,696			1,874,699

Total Liabilities and Shareholders’ Equity	$16,472,932			$16,482,314

Net interest income/net interest margin (FTE)		429,514	3.79%		396,454	3.48%

Tax equivalent adjustment		(11,661)			(11,593)

Net interest income		$417,853			$384,861

(1)	Includes dividends earned on equity securities.
(2)	Includes non-performing loans.
(3)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense for the first nine months of 2010 due to changes in average balances (volume) and changes in rates:

	2010 vs. 2009 Increase (decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$(320)	$(11,911)	$(12,231)
Taxable investment securities	(2,898)	(7,092)	(9,990)
Tax-exempt investment securities	(4,457)	688	(3,769)
Equity securities	89	147	236
Loans held for sale	(1,965)	(332)	(2,297)
Other interest-earning assets	388	(170)	218

Total interest income	$(9,163)	$(18,670)	$(27,833)

Interest expense on:
Demand deposits	$678	$(1,026)	$(348)
Savings deposits	4,016	(2,396)	1,620
Time deposits	(8,968)	(38,719)	(47,687)
Short-term borrowings	(1,248)	(739)	(1,987)
FHLB advances and long-term debt	(12,920)	429	(12,491)

Total interest expense	$(18,442)	$(42,451)	$(60,893)

A 22 basis point, or 4.2%, decrease in average yields resulted in an $18.7 million decrease in interest income. A $76.5 million, or 0.5%, decrease in total interest earning assets caused a $9.2 million decrease in interest income.

Average loans, by type, are summarized in the following table:

	Nine months ended September 30		Increase (decrease)
	2010	2009	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$4,322,628	$4,100,119	$222,509	5.4%
Commercial – industrial, financial and agricultural	3,681,270	3,660,083	21,187	0.6
Real estate – home equity	1,640,939	1,672,678	(31,739)	(1.9)
Real estate – residential mortgage	970,526	942,407	28,119	3.0
Real estate – construction	913,159	1,143,476	(230,317)	(20.1)
Consumer	363,953	368,109	(4,156)	(1.1)
Leasing and other	70,511	84,506	(13,995)	(16.6)

Total	$11,962,986	$11,971,378	$(8,392)	(0.1%)

Geographically, the growth in commercial mortgages was in the Corporation’s Pennsylvania ($146.5 million, or 7.0%), Maryland ($36.6 million, or 10.4%), New Jersey ($25.2 million, or 2.1%) and Virginia ($15.3 million, or 4.7%) markets.

Commercial loan growth was in the Pennsylvania ($88.6 million, or 3.7%) and New Jersey ($16.1 million, or 2.9%) markets, partially offset by declines in the Maryland ($48.5 million, or 11.9%) and Virginia ($35.9 million, or 11.8%) markets.

The increase in residential mortgages was primarily due to the Corporation retaining 10 and 15 year fixed rate mortgages in portfolio. The majority of these loans were underwritten to the standards required for sale to third-party investors. However, the Corporation elected to retain them in its portfolio.

The $230.3 million, or 20.1%, decrease in construction loans was primarily due to efforts to decrease credit exposure in this portfolio and partially due to $65.0 million of charge-offs recorded since the end of the third quarter of 2009. Geographically, the decline was throughout all of the Corporation’s markets, most notably in Maryland ($91.1 million, or 29.9%), New Jersey ($65.7 million, or 28.9%) and Virginia ($62.6 million, or 21.8%).

The average yield on loans decreased 14 basis points, or 2.6%, from 5.49% in 2009 to 5.35% in 2010, despite the average prime rate remaining at 3.25% for the first nine months of both 2010 and 2009. The decrease in average yields on loans was attributable to repayments of higher-yielding loans and declining average rates on fixed and adjustable rate loans which, unlike floating rate loans, have a lagged repricing effect.

Average investments decreased $187.1 million, or 6.0%, due largely to maturities of mortgage-backed securities, U.S. government sponsored agency securities, and state and municipal securities, the proceeds of which were not fully reinvested into the portfolio because current rates on many investment options were not attractive. The average yield on investments decreased 32 basis points, or 7.0%, from 4.55% in 2009 to 4.23% in 2010, as the reinvestment of cash flows and incremental purchases of taxable investment securities were at yields that were lower than the overall portfolio yield.

Other interest-earning assets, consisting of interest-bearing deposits with other banks, increased $173.8 million, or 837.5%. This increase was due to a lack of attractive alternative investments, as evidenced by the decline in investment securities and the slight decrease in loans.

Interest expense decreased $60.9 million, or 29.5%, to $145.8 million in the first nine months of 2010 from $206.7 million in the same period in 2009. Interest expense decreased $42.5 million as a result of a 59 basis point, or 26.9%, decrease in the average cost of interest-bearing liabilities. Interest expense decreased an additional $18.4 million as a result of a $398.0 million, or 3.2%, decline in average interest-bearing liabilities.

The following table summarizes the changes in average deposits, by type:

	Nine months ended September 30		Increase (decrease)
	2010	2009	$	%
	(dollars in thousands)
Noninterest-bearing demand	$2,065,176	$1,798,522	$266,654	14.8%
Interest-bearing demand	2,044,096	1,819,135	224,961	12.4
Savings	3,052,292	2,309,103	743,189	32.2

Total demand and savings	7,161,564	5,926,760	1,234,804	20.8
Time deposits	5,102,822	5,538,068	(435,246)	(7.9)

Total deposits	$12,264,386	$11,464,828	$799,558	7.0%

Noninterest-bearing and interest-bearing demand and savings accounts increased $1.2 billion, or 20.8%, which was consistent with industry trends as economic conditions have slowed spending and encouraged saving. The increase in noninterest-bearing demand and savings accounts consisted of a $730.0 million, or 25.8%, increase in municipal and business accounts and a $504.8 million, or 16.3%, increase in personal accounts. The growth in business accounts was due, in part, to businesses being required to keep higher balances on hand to offset service fees, as well as a migration away from the Corporation’s cash management products due to low interest rates. The growth in personal accounts was due to the

Corporation’s promotional efforts with a focus on building customer relationships as well as a decrease in customer certificates of deposit.

The decrease in time deposits consisted of a $255.8 million, or 4.8%, decrease in customer certificates of deposit and a $179.5 million, or 94.0%, decrease in brokered certificates of deposit. The decrease in customer certificates of deposit was in accounts with original maturity terms less than one year of $909.7 million, or 32.9%, partially offset by an increase in accounts with original maturity terms greater than one year of $653.9 million, or 25.3%. The growth in longer-term certificates of deposit was due to the Corporation’s continuing focus on building customer relationships, while at the same time extending funding maturities at reasonable rates over a longer time horizon. The decrease in brokered certificates of deposit occurred because the significant growth in customer funding reduced the need for wholesale funding.

The average cost of interest-bearing deposits decreased 71 basis points, or 36.2%, from 1.96% in 2009 to 1.25% in 2010 primarily due to the maturities of higher-rate certificates of deposit. The average cost of certificates of deposit decreased 100 basis points, or 34.0%.

As average deposits increased, short-term and long-term borrowings decreased, as summarized in the following table:

	Nine months ended September 30		Increase (decrease)
	2010	2009	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$211,158	$297,831	$(86,673)	(29.1%)
Customer short-term promissory notes	256,706	252,539	4,167	1.7

Total short-term customer funding	467,864	550,370	(82,506)	(15.0)
Federal funds purchased	155,259	571,864	(416,605)	(72.9)
Federal Reserve Bank borrowings	0	61,685	(61,685)	(100.0)
Other short-term borrowings	0	2,649	(2,649)	(100.0)

Total other short-term borrowings	155,259	636,198	(480,939)	(75.6)

Total short-term borrowings	623,123	1,186,568	(563,445)	(47.5)
Long-term debt:
FHLB advances	1,003,267	1,370,860	(367,593)	(26.8)
Other long-term debt	383,316	383,150	166	0.0

Total long-term debt	1,386,583	1,754,010	(367,427)	(20.9)

Total	$2,009,706	$2,940,578	$(930,872)	(31.7%)

The $82.5 million net decrease in short-term customer funding resulted from customers transferring funds from the cash management program to deposits due to the low interest rate environment. The decreases in Federal funds purchased and Federal Reserve Bank borrowings were due to increases in non-interest and interest bearing demand and savings accounts, combined with the decreases in investments and loans, the result of which was a reduced funding need for the Corporation. The $367.6 million decrease in FHLB advances was due to maturities, which were generally not replaced with new advances.

Provision for Loan Losses and Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses:

	Nine months ended September 30
	2010	2009
	(dollars in thousands)
Loans, net of unearned income outstanding at end of period	$11,950,618	$11,968,246

Daily average balance of loans, net of unearned income	$11,962,986	$11,971,378

Balance of allowance for credit losses at beginning of period	$257,553	$180,137
Loans charged off:
Real estate – construction	52,991	32,892
Commercial – industrial, agricultural and financial	22,972	24,683
Real estate – commercial mortgage	10,521	13,475
Consumer and home equity	7,770	7,667
Real estate – residential mortgage	4,022	4,832
Leasing and other	2,045	4,682

Total loans charged off	100,321	88,231

Recoveries of loans previously charged off:
Real estate – construction	1,085	352
Commercial – industrial, agricultural and financial	3,681	1,654
Real estate – commercial mortgage	856	528
Consumer and home equity	1,286	1,294
Real estate – residential mortgage	7	149
Leasing and other	727	838

Total recoveries	7,642	4,815

Net loans charged off	92,679	83,416
Provision for loan losses	120,000	145,000

Balance of allowance for credit losses at end of period	$284,874	$241,721

Net charge-offs to average loans (annualized)	1.03%	0.93%

The provision for loan losses was $120.0 million for the first nine months of 2010, a decrease of $25.0 million, or 17.2%, over the same period in 2009. A slowing in the pace of specific loan loss allocations needed for impaired loans contributed to the decrease in the provision for loan losses.

Net charge-offs increased $9.3 million, or 11.1%, to $92.7 million for the first nine months of 2010 compared to $83.4 million for the first nine months of 2009. Annualized net charge-offs to average loans increased 10 basis points, or 10.8%, to 103 basis points for the first nine months of 2010. The $9.3 million increase in net charge-offs was primarily due to increases in construction loan net charge-offs ($19.4 million, or 59.5%), partially offset by a decrease in commercial loan net charge-offs ($3.7, or 16.2%), commercial mortgage net charge-offs ($3.3 million, or 25.3%) and leasing and other net charge-offs ($2.5 million, or 65.7%).

Of the $92.7 million of net charge-offs recorded in the first nine months of 2010, 29.1% were in New Jersey, 25.0% in Virginia, 21.5% in Pennsylvania and 20.1% in Maryland. During the first half of 2010, there were 18 individual charge-offs which exceeded $1.0 million, totaling $54.3 million, of which $41.9 million were construction loans.

Other Income

The following table presents the components of other income:

	Nine months ended September 30		Increase (decrease)
	2010	2009	$	%
	(dollars in thousands)
Overdraft fees	$27,327	$26,573	$754	2.8%
Cash management fees	7,309	8,940	(1,631)	(18.2)
Other	9,865	9,763	102	1.0

Service charges on deposit accounts	44,501	45,276	(775)	(1.7)
Debit card income	9,686	8,061	1,625	20.2
Merchant fees	6,194	5,647	547	9.7
Foreign currency processing income	5,971	4,772	1,199	25.1
Letter of credit fees	4,059	5,091	(1,032)	(20.3)
Other	4,621	4,381	240	5.5

Other service charges and fees	30,531	27,952	2,579	9.2
Investment management and trust services	25,347	23,970	1,377	5.7
Gains on sales of mortgage loans	18,538	18,764	(226)	(1.2)
Credit card income	4,484	4,071	413	10.1
Gains on sales of OREO	1,607	1,565	42	2.7
Other	8,012	8,922	(910)	(10.2)

Total, excluding investment securities gains	133,020	130,520	2,500	1.9
Investment securities gains	507	2,951	(2,444)	(82.8)

Total	$133,527	$133,471	$56	0.0%

The $754,000, or 2.8%, increase in overdraft fees was due to an increase in volumes, the effect of which was partially offset by a decrease resulting from newly enacted regulations which require customers to affirmatively consent to the payment of certain types of overdrafts. The $1.6 million, or 18.2%, decrease in cash management fees resulted from customers transferring funds from the cash management program to deposits due to the low interest rate environment.

The $1.6 million, or 20.2%, increase in debit card fees reflected an increase in transaction volumes due partially to the introduction of a new rewards points program in 2010. The $1.2 million, or 25.1%, increase in foreign currency processing income was due to an increase in volume. Merchant fees grew $547,000, or 9.7%, also due to transaction volume growth. The $1.0 million, or 20.3%, decline in letter of credit fees was due to a decrease in the balance of letters of credit outstanding.

The $1.4 million, or 5.7%, increase in investment management and trust services income was due to a $2.0 million, or 26.2%, increase in brokerage revenue, offset by a $944,000, or 75.1%, decrease in trust commissions. The Corporation has expanded its brokerage operations by adding to its sales staff and transitioning from a transaction-based revenue model to a relationship-based model, which generates fees based on the values of assets under management rather than transaction volume.

Gains on sales of mortgage loans decreased $226,000, or 1.2%. During the third quarter of 2010, the Corporation recorded $3.3 million of mortgage sale gains resulting from a correction of its methodology for determining the fair value of its commitments to originate fixed-rate residential mortgage loans for sale, also referred to as interest rate locks. Adjusting for the impact of this change, gains on sales of mortgage loans decreased $1.2 million, or 6.8%, due to lower refinance volume in 2010. See Note I, “Derivative Financial Instruments” in the Notes to Consolidated Financial Statements for additional details. For the first nine months of 2010, 51% of loans originated for sale were refinances, compared to 74% for the same period in 2009. Partially offsetting the impact of the decrease in volumes of loans sold was an increase in the margins on loans sold during the nine months ended September 30, 2010 in comparison to the same period in 2009.

The $413,000, or 10.1%, increase in credit card income was due to an increase in the volume of transactions on credit cards previously originated, which generate fees under a joint marketing agreement with an independent third-party. The $910,000, or 10.2%, decrease in other income was primarily due to a decrease in title search fee income, as a result of lower volumes of residential mortgage loans originated.

Investment securities gains of $507,000 for the first nine months of 2010 included $11.8 million of net gains on the sales of securities, primarily collateralized mortgage obligations, partially offset by $11.3 million of other-than-temporary impairment charges. The Corporation recorded $9.5 million of other-than-temporary impairment charges for pooled trust preferred securities issued by financial institutions and $1.8 million of other-than-temporary impairment charges for certain financial institution stocks. The $3.0 million of investment securities gains for the first nine months of 2009 resulted from $12.2 million of net gains on the sales of securities, primarily collateralized mortgage obligations, partially offset by $6.5 million of other-than-temporary impairment charges for debt securities issued by financial institutions, $2.6 million of other-than-temporary impairment charges for certain financial institution stocks and $106,000 of other-than-temporary impairment charges for other equity securities. See Note D, “Investment Securities” in the Notes to Consolidated Financial Statements for additional details.

Other Expenses

The following table presents the components of other expenses:

	Nine months ended September 30		Increase (decrease)
	2010	2009	$	%
	(dollars in thousands)
Salaries and employee benefits	$161,532	$165,189	$(3,657)	(2.2%)
Net occupancy expense	32,688	31,428	1,260	4.0
FDIC insurance expense	14,799	21,738	(6,939)	(31.9)
Equipment expense	8,710	9,660	(950)	(9.8)
Professional fees	8,621	6,702	1,919	28.6
Data processing	7,272	9,100	(1,828)	(20.1)
OREO and repossession expense	7,175	6,093	1,082	17.8
Marketing	6,702	6,277	425	6.8
Telecommunications	6,440	6,483	(43)	(0.7)
Postage	4,072	3,953	119	3.0
Supplies	4,045	4,234	(189)	(4.5)
Intangible amortization	3,948	4,326	(378)	(8.7)
Operating risk loss	1,817	6,683	(4,866)	(72.8)
Other	33,374	32,122	1,252	3.9

Total	$301,195	$313,988	$(12,793)	(4.1%)

Salaries and employee benefits decreased $3.7 million, or 2.2%, with salaries decreasing $1.3 million, or 1.0%, and employee benefits decreasing $2.3 million, or 7.5%. The decrease in salaries was primarily due to the reversal of excess incentive compensation accruals in the first quarter of 2010, in addition to a decrease in average full-time equivalent employees from 3,615 in the first nine months of 2009 to 3,528 in the first nine months of 2010, largely due to the consolidation of The Columbia Bank’s back office functions in 2009.

The $2.3 million decrease in employee benefits was primarily due to a $2.0 million decrease in healthcare costs as claims experience improved and $808,000 of severance expense recorded in the first nine months of 2009 related to the consolidation of The Columbia Bank’s back office functions.

The $1.3 million, or 4.0%, increase in net occupancy expense was primarily due to higher maintenance expense, primarily snow removal and utilities costs. The $6.9 million, or 31.9%, decrease in FDIC insurance expense was due to a $7.7 million special assessment incurred in the first nine months of 2009 and the Corporation opting out of the TAG program in the third quarter of 2010, partially offset by an increase in assessment rates and growth in insured deposits in the first nine months of 2010. The $950,000, or 9.8%, decrease in equipment expense was largely due to a decrease in depreciation expense and an increased vendor rebate received in 2010. The $1.9 million, or 28.6%, increase in professional fees was due to an increase in legal fees related to collection and workout efforts for non-performing loans and an increase in regulatory fees. The $1.8 million, or 20.1%, decrease in data processing expense was primarily due to the conversion of The Columbia Bank’s back office systems in the third quarter of 2009. The $1.1 million, or 17.8%, increase in OREO and repossession expense was due to increased costs associated with repossession.

The $4.9 million, or 72.8%, decrease in operating risk loss was a result of a $6.2 million charge recorded in the first quarter of 2009 related to the Corporation’s commitment to purchase illiquid ARCs from customer accounts. The Corporation did not record any charges related to this guarantee in 2010 as all remaining customer ARCs were purchased during 2009. Partially offsetting this increase was the effect of $600,000 of credits, recorded in the first nine months of 2009, related to a reduction in the Corporation’s accrual for potential repurchases of previously sold residential mortgage and home equity loans. See Note J, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for additional details.

The $1.3 million, or 3.9%, increase in other expenses included an $815,000 increase in student loan lender expense, a $487,000 increase in software maintenance costs, a $435,000 charge representing the Corporation’s share of indemnification liabilities with Visa, a $314,000 increase in provision for debit card rewards points earned and a $250,000 increase in losses on sales of fixed assets. Partially offsetting these increases were $1.1 million in costs associated with the consolidation of The Columbia Bank’s back office functions in the third quarter of 2009 and a $444,000 decrease in outside services.

Income Taxes

Income tax expense for the first nine months of 2010 was $33.3 million, a $23.5 million, or 240.2%, increase from $9.8 million in 2009. The increase was primarily due to the increase in income before income taxes.

The Corporation’s effective tax rate was 25.6% in 2010, as compared to 16.5% in 2009. The effective rate is generally lower than the Federal statutory rate of 35% primarily due to investments in tax-free municipal securities and Federal tax credits earned from investments in low and moderate-income housing partnerships. The effective rate for the first nine months of 2010 is higher than the same period in 2009 due to non-taxable income and tax credits having a smaller impact on the effective tax rate due to the higher level of income before income taxes.

FINANCIAL CONDITION

Total assets decreased $304.9 million, or 1.8%, to $16.3 billion at September 30, 2010 from $16.6 billion at December 31, 2009.

Interest-bearing deposits with other banks increased $176.8 million due to a lack of attractive alternative investments, as evidenced by the decline in investment securities and a slight decrease in loans.

Investment securities decreased $504.8 million, or 15.4%. During 2010, proceeds from the sales and maturities of collateralized mortgage obligations and mortgage-backed securities were not fully reinvested in the investment portfolio due to few attractive investment options in the current rate environment.

The Corporation experienced a $21.8 million, or 0.2%, decrease in loans, net of unearned income. Construction loans decreased $87.5 million, or 9.5%, due to paydowns on existing loans and $53.0 million of net charge-offs recorded in the first nine months of 2010. Commercial loans decreased $15.6 million, or 0.4%, due to lower demand resulting from continued weak economic conditions. Offsetting these decreases were a $53.8 million, or 1.3%, increase in commercial mortgages and a $23.6 million, or 2.4%, increase in residential mortgages. Similar to commercial loans, commercial mortgage growth was hampered by weak economic conditions. Residential mortgages increased as certain 10 and 15 year mortgages, originated in the first nine months of 2010, were held in portfolio rather than being sold in the secondary market.

Other assets increased $87.8 million, or 19.5%, due to $52.8 million of investment securities sales that had not settled as of September 30, 2010, a $27.9 million increase in low and moderate-income housing partnership investments and a $6.9 million increase in OREO, partially offset by a $13.5 million decrease in prepaid FDIC insurance assessments.

Deposits increased $470.2 million, or 3.9%, due to an increase in demand and savings deposits of $892.8 million, or 13.2%, partially offset by a decrease in time deposits of $422.6 million, or 8.0%. The increase in noninterest-bearing demand accounts was primarily in business accounts, the increase in interest-bearing demand accounts was primarily in municipal accounts, and the increase in savings accounts was in personal and municipal accounts. The decrease in time deposits was due to a $660.6 million, or 29.7%, decrease in customer certificates of deposits with original maturity terms less than one year, offset partially by an increase in accounts with original maturity terms greater than one year of $249.2 million, or 8.1%.

Short-term borrowings decreased $397.9 million, or 45.8%, mainly in Federal funds purchased, which decreased $369.2 million, or 97.7%. The decrease in short-term borrowings largely resulted from the Corporation’s overall liquidity position, which was enhanced by the increase in deposits, the decrease in investments and weak loan demand. Long-term borrowings decreased $341.3 million, or 22.1%, as a result of FHLB advance maturities.

Other liabilities increased $35.4 million, or 24.4%, primarily due to a $17.3 million increase in equity commitments payable on low and moderate-income housing partnership investments, an $8.8 million increase in payables related to the purchase of investment securities that had not settled as of September 30, 2010 and a $2.3 million increase in the reserve for unfunded loan commitments.

Capital Resources

Total shareholders’ equity decreased $60.2 million, or 3.1%, during the first nine months of 2010. The decrease was due to the redemption of the Corporation’s $376.5 million of preferred stock and the $10.8 million repurchase of its outstanding common stock warrant, both previously held by the UST, and $29.7 million in dividends on common and preferred shares. Offsetting these decreases were $226.3 million of net proceeds received in connection with the Corporation’s common stock offering in May 2010, $96.8 million of net income and a $28.5 million increase in net holding gains on investment securities.

The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s consolidated financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of September 30, 2010, the Corporation and each of its bank subsidiaries met the minimum requirements. In addition, each of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements, where applicable:

	September 30 2010	December 31 2009	Regulatory Minimum Capital Adequacy
Total Capital (to Risk-Weighted Assets)	13.9%	14.7%	8.0%
Tier I Capital (to Risk-Weighted Assets)	11.4%	11.9%	4.0%
Tier I Capital (to Average Assets)	9.2%	9.7%	3.0%
Tangible common equity to tangible assets (1)	8.4%	6.3%	N/A
Tangible common equity to risk weighted assets (2)	10.5%	7.8%	N/A

(1)	Ending common shareholders’ equity, excluding goodwill and intangible assets, divided by ending assets, excluding goodwill and intangible assets.
(2)	Ending common shareholders’ equity, excluding goodwill and intangible assets, divided by risk-weighted assets.

In December 2008, the Corporation voluntarily participated in the UST’s CPP by issuing $376.5 million of fixed rate cumulative perpetual preferred stock, and warrants to purchase 5.5 million shares of the Corporation’s common stock, to the UST. The preferred stock paid a compounding cumulative dividend at a rate of 5.0%.

On May 5, 2010, the Corporation issued 21.8 million shares of its common stock, in an underwritten public offering, for total proceeds of $226.3 million, net of underwriting discounts and commissions.

On July 14, 2010, the Corporation redeemed all 376,500 outstanding shares of its Series A preferred stock with a total payment to the UST of $379.6 million, consisting of $376.5 million of principal and $3.1 million of dividends. The preferred stock had a carrying value of $371.0 million on the redemption date, as a result of allocating the proceeds received upon issuance to the preferred stock and common stock warrants based on their relative fair values. Upon redemption, the remaining $5.5 million preferred stock discount was recorded as a reduction to third quarter net income available to common shareholders.

On September 8, 2010, the Corporation repurchased its outstanding common stock warrant for the purchase of 5.5 million shares of its common stock for $10.8 million, completing the Corporation’s participation in the UST’s CPP.

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

The Corporation’s sources and uses of cash were discussed in general terms in the net interest income section of Management’s Discussion. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during the first nine months of 2010 generated $187.3 million of cash, mainly due to net income, as adjusted for non-cash expenses, most notably the provision for loan losses. Cash flows provided by investing activities were $239.0 million, due mainly to proceeds from the maturities and sales of investment securities, partially offset by purchases of investment securities and a net increase in short-term investments. Net cash used in financing activities were $455.0 million as a result of repayments of short-term borrowings and long-term debt and the redemption of preferred stock, exceeding cash inflows from deposit increases and the common stock offering.

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

Equity Market Price Risk

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s equity investments consisted of $101.1 million of Federal Home Loan Bank (FHLB) and Federal Reserve Bank stock, $29.1 million of stocks of publicly traded financial institutions, and $8.2 million of money market mutual funds and other equity investments. The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had a cost basis of approximately $28.7 million and fair value of $29.1 million at September 30, 2010. Gross unrealized gains in this portfolio were $2.8 million, and gross unrealized losses were $2.4 million.

The Corporation has evaluated whether any unrealized losses on individual equity investments constituted other-than-temporary impairment, which would require a write-down through a charge to earnings. Based on the results of such evaluations, the Corporation recorded write-downs of $480,000 and $1.8 million for specific financial institution stocks that were deemed to exhibit other-than-temporary impairment in value during the three and nine months ended September 30, 2010, respectively. Additional impairment charges may be necessary in the future depending upon the performance of the equity markets in general and the performance of the individual investments held by the Corporation. See Note D, “Investment Securities” in the Notes to Consolidated Financial Statements for additional details.

Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the issuers. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation’s equity securities are classified as trading. Future cash flows from these investments are not provided in the table on page 58 as such investments do not have maturity dates.

Another source of equity market price risk is the investment in FHLB stock, which the Corporation is required to own in order to borrow funds from the FHLB. FHLBs obtain funding primarily through the issuance of consolidated obligations of the FHLB system. The U.S. government does not guarantee these obligations, and each of the FHLB banks is, generally, jointly and severally liable for repayment of each other’s debt. The FHLB system has experienced financial stress, and some of the regional banks within the FHLB system have suspended or reduced their dividends, or eliminated the ability of members to redeem capital stock. The Corporation’s FHLB stock and its ability to obtain FHLB funds could be adversely impacted if the financial health of the FHLB system worsens.

In addition to its equity portfolio, the Corporation’s investment management and trust services income may be impacted by fluctuations in the equity markets. A portion of this revenue is based on the value of the underlying investment portfolios, many of which include equity investments. If the values of those investment portfolios decrease, whether due to factors influencing U.S. equity markets in general or otherwise, the Corporation’s revenue would be negatively impacted. In addition, the Corporation’s ability to sell its brokerage services in the future will be dependent, in part, upon consumers’ level of confidence in the outlook for rising equity prices.

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

Auction Rate Certificates

The Corporation’s debt securities include investments in student loan auction rate securities, also known as auction rate certificates (ARCs), with a cost basis of $271.6 million and a fair value of $265.3 million, or 1.6% of total assets, at September 30, 2010.

ARCs are long-term securities structured to allow their sale in periodic auctions, resulting in both the treatment of ARCs as short-term instruments in normal market conditions and fair values that could be derived based on periodic auction prices. However, beginning in 2008, market auctions for these securities began to fail due to an insufficient number of buyers, resulting in an illiquid market. This illiquidity has resulted in recent market prices that represent forced liquidations or distressed sales and do not provide an accurate basis for fair value. Therefore, at September 30, 2010, the fair values of the ARCs were derived using significant unobservable inputs based on an expected cash flow model which produced fair values that were materially different from those that would be expected from settlement of these investments in the illiquid market that presently exists. The expected cash flow model produced fair values which assumed a return to market liquidity sometime within the next three years.

The credit quality of the underlying debt associated with ARCs is also a factor in the determination of their estimated fair value. At September 30, 2010, approximately $212 million, or 80%, of the ARCs were rated above investment grade, with approximately $166 million, or 63%, AAA rated. Approximately $39 million, or 15%, of ARCs were rated below investment grade by at least one ratings agency. Of this amount, approximately $24 million, or 61%, of the student loans underlying the ARCs have principal payments which are guaranteed by the Federal government. In total, approximately $232 million, or 87%, of the student loans underlying the ARCs have principal payments which are guaranteed by the Federal government. At September 30, 2010, all ARCs were current and making scheduled interest payments.

Corporate Debt Securities

The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities and subordinated debt issued by financial institutions, as presented in the following table:

	September 30, 2010
	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$93,502	$84,681
Subordinated debt	34,968	35,692
Pooled trust preferred securities	10,870	4,441

Total corporate debt securities issued by financial institutions	$139,340	$124,814

The fair values for pooled trust preferred securities and certain single-issuer trust preferred securities were based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers.

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $8.8 million at September 30, 2010. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities during the three and nine months ended September 30, 2010 or 2009. The Corporation holds ten single-issuer trust preferred securities that were rated below investment grade by at least one ratings agency, with an amortized cost of $37.1 million and an estimated fair value of $35.5 million at September 30, 2010. The majority of the single-issuer trust preferred securities rated below investment grade were rated BB or Baa. Single-issuer trust preferred securities with an amortized cost of $11.2 million and an estimated fair value of $8.3 million at September 30, 2010, were not rated by any ratings agency.

The Corporation holds ten pooled trust preferred securities. Nine of these securities, with an amortized cost of $10.0 million and an estimated fair value of $3.7 million, were rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. For each of the nine pooled trust preferred securities rated below investment grade, the class of securities held by the Corporation is below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool. The Corporation determines the fair value of pooled trust preferred securities based on quotes provided by third-party brokers

The amortized cost of pooled trust preferred securities is the purchase price of the securities, net of cumulative credit related other-than-temporary impairment charges, determined using an expected cash flows model. The most significant input to the expected cash flows model was the expected payment deferral rate for each pooled trust preferred security. The Corporation evaluates the financial metrics, such as capital ratios and non-performing asset ratios, of the individual financial institution issuers that comprise each pooled trust preferred security to estimate its expected deferral rate. The actual weighted average cumulative defaults and deferrals as a percentage of original collateral were approximately 35% at September 30, 2010. The discounted cash flow modeling for pooled trust preferred securities held by the Corporation at September 30, 2010 assumed an additional 12% expected deferral rate. During the three and nine months ended September 30, 2010, the Corporation recorded $2.3 million and $9.5 million of other-than-temporary impairment losses for pooled trust preferred securities, respectively, based on an expected cash flows model.

Additional impairment charges for debt securities may be necessary in the future depending upon the performance of the individual investments held by the Corporation.

See Note D, “Investment Securities” in the Notes to Consolidated Financial Statements for further discussion related to the Corporation’s other-than-temporary impairment evaluations for debt securities and Note L, “Fair Value Measurements” in the Notes to Consolidated Financial Statements for further discussion related to debt securities’ fair values.

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

	Expected Maturity Period							Estimated
	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond	Total	Fair Value
Fixed rate loans (1)	$1,062,695	$504,292	$446,739	$312,979	$275,793	$635,886	$3,238,384	$3,257,862
Average rate	4.43%	6.39%	6.28%	6.29%	6.29%	5.83%	5.60%
Floating rate loans (1) (2)	1,945,170	1,103,527	943,196	846,439	1,783,081	2,084,162	8,705,575	8,659,055
Average rate	4.75%	5.05%	4.98%	4.95%	4.44%	5.49%	4.94%
Fixed rate investments (3)	588,165	492,991	299,169	187,021	125,611	520,103	2,213,060	2,300,906
Average rate	4.46%	4.52%	4.61%	4.54%	4.60%	4.13%	4.43%
Floating rate investments (3)	0	500	271,727	0	187	69,822	342,236	322,909
Average rate	0%	5.22%	2.88%	0%	1.64%	2.24%	2.75%
Other interest-earning assets	296,661	0	0	0	0	0	296,661	296,661
Average rate	1.60%	0%	0%	0%	0%	0%	1.60%

Total	$3,892,691	$2,101,310	$1,960,831	$1,346,439	$2,184,672	$3,309,973	$14,795,916	$14,837,393
Average rate	4.38%	5.24%	4.93%	5.21%	4.68%	5.27%	4.89%

Fixed rate deposits (4)	$2,728,506	$803,558	$545,250	$138,847	$103,770	$13,540	$4,333,471	$4,380,215
Average rate	1.53%	2.09%	2.92%	3.09%	2.80%	2.58%	1.89%
Floating rate deposits (5)	4,248,630	507,183	418,860	404,305	315,929	175,932	6,070,839	6,070,837
Average rate	0.64%	0.38%	0.34%	0.29%	0.27%	0.28%	0.55%
Fixed rate borrowings (6)	170,838	102,817	5,860	5,843	151,031	742,213	1,178,602	1,191,635
Average rate	3.60%	4.01%	2.90%	5.52%	4.57%	4.93%	4.61%
Floating rate borrowings (7)	471,373	0	0	0	0	20,620	491,993	476,751
Average rate	0.18%	0%	0%	0%	0%	2.67%	0.29%

Total	$7,619,347	$1,413,558	$969,970	$548,995	$570,730	$952,305	$12,074,905	$12,119,438
Average rate	1.00%	1.62%	1.80%	1.06%	1.87%	3.99%	1.42%

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments. Excludes overdraft deposit balances.
(2)	Line of credit amounts are based on historical cash flow assumptions, with an average life of approximately 5 years.
(3)	Amounts are based on contractual maturities; adjusted for expected prepayments on mortgage-backed securities and collateralized mortgage obligations and expected calls on agency and municipal securities.
(4)	Amounts are based on contractual maturities of time deposits.
(5)	Estimated based on history of deposit flows.
(6)	Amounts are based on contractual maturities of debt instruments, adjusted for possible calls. Amounts also include junior subordinated deferrable interest debentures.
(7)	Amounts include Federal Funds purchased, short-term promissory notes and securities sold under agreements to repurchase, which mature in less than 90 days, in addition to junior subordinated deferrable interest debentures.

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

Included within the $8.7 billion of floating rate loans above are $3.7 billion of loans, or 43.0% of the total, that float with the prime interest rate, $1.2 billion, or 13.4%, of loans that float with other interest rates, primarily LIBOR, and $3.8 billion, or 43.6%, of adjustable rate loans. The $3.8 billion of adjustable rate loans include loans that are fixed rate instruments for a certain period of time, and then convert to floating rates.

The following table presents the percentage of adjustable rate loans, at September 30, 2010, stratified by the period until their next repricing:

Percent of Total Adjustable Rate Loans
One year	28.7%
Two years	20.5
Three years	22.6
Four years	13.6
Five years	10.3
Greater than five years	4.3

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

Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into repricing periods. The sum of assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits having no contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans, mortgage-backed securities and collateralized mortgage obligations includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative six-month ratio of rate sensitive assets to rate sensitive liabilities (RSA/RSL) to a range of 0.85 to 1.15. As of September 30, 2010, the cumulative six-month ratio of RSA/RSL was 1.06.

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

The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock	Annual change in net interest income		% Change
+300 bp	+ $	49.9 million	+8.5%
+200 bp	+ $	29.6 million	+5.1%
+100 bp	+ $	11.6 million	+2.0%
- 100 bp (1)	- $	0.6 million	- 0.1%

(1)	Because certain current short-term interest rates are at or below 1.00%, the 100 basis point downward shock assumes that corresponding short-term interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis points downward shock.

Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point shock movement in interest rates. As of September 30, 2010, the Corporation was within policy limits for every 100 basis point shock movement in interest rates.

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

Information responsive to this item as of September 30, 2010 appears under the heading, “Risk Factors” within the Corporation’s Form 10-K for the year ended December 31, 2009, except for the following additional risk factors.

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

The heightened, industry-wide attention associated with the processing of residential mortgage foreclosures may adversely affect the Corporation’s business.

Recently, the media began reporting on possible processing errors and documentation problems in mortgage foreclosures at several of the nation’s largest banks and mortgage servicing businesses. As a result of the economic downturn which began in 2008 and which persists today, larger banks and mortgage servicing companies have been challenged with processing tens of thousands of foreclosures nationwide. It has been reported that, in some foreclosures, the required procedural steps (which often vary by state and in some cases by local jurisdictions within a state) required to complete a foreclosure have not been followed. As a result, there are questions concerning the validity of some foreclosures. The foreclosure procedures used by banks and servicing companies have also come under scrutiny by consumer advocates, attorneys representing borrowers, the Attorneys General in each of the 50 states and banking regulators.

As a financial institution, the Corporation offers residential mortgage loans. A substantial majority of these loans are made in our five state markets. A small percentage of the Corporation’s borrowers default on their mortgage loans. When this occurs, the Corporation attempts to resolve the default in a way that provides the greatest return to the Corporation, which is typically achieved by pursuing options that allow the borrower to remain the owner of the home. However, when these efforts are not successful, it becomes necessary for the Corporation to foreclose on the loan. Unlike larger banks and mortgage servicers, however, the Corporation analyzes whether foreclosure is necessary on a case-by-case basis and the number of residential foreclosures undertaken by the Corporation is not substantial; the Corporation initiated approximately 300 residential foreclosure actions in the first nine months of 2010.

Although the number of foreclosures undertaken by the Corporation is substantially less than those of larger banks and mortgage servicers, the Corporation has recently received inquiries from banking regulators, title insurance companies and others regarding its foreclosure procedures. As a result of these inquiries and the publicity surrounding the mortgage foreclosure area nationally, the Corporation is conducting a review of the requirements for foreclosures in each of the states where most of its foreclosures occur, as well as a review of its own foreclosure procedures. In addition, the Corporation is re-examining the activities of the law firms it uses to undertake foreclosures in each of the states in its primary markets and in other states where it has substantial mortgage lending activities. The Corporation intends to complete these reviews promptly, and does not expect any deficiencies which may be discovered as a result of these reviews will have material impact on the financial position or results of operations of the Corporation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities and Use of Proceeds

Not applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

See Exhibit Index for a list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report.

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULTON FINANCIAL CORPORATION

Date: November 8, 2010	/s/ R. Scott Smith, Jr.
R. Scott Smith, Jr. Chairman and Chief Executive Officer

Date: November 8, 2010	/s/ Charles J. Nugent
Charles J. Nugent Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibits Required Pursuant

to Item 601 of Regulation S-K

3.1	Articles of Incorporation, as amended and restated, of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Form S-4 Registration Statement filed on October 7, 2005.

3.2	Bylaws of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K dated September 18, 2008.

3.3	Certificate of Designations of Fixed Rate Cumulative Preferred Stock, Series A of Fulton Financial Corporation – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2010 and December 31, 2009; (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009; (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the nine months ended September 30, 2010 and 2009; (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; and, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.