Form 10-K
period 2010-12-31
FULTON FINANCIAL CORP
filed 2011-03-01
CIK 700564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010,

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based on the average bid and asked prices on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.9 billion. The number of shares of the registrant’s Common Stock outstanding on January 31, 2011 was 199,132,000.

Portions of the Definitive Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on April 28, 2011 are incorporated by reference in Part III.

PART I

Item 1. Business

General

Fulton Financial Corporation (the Corporation) was incorporated under the laws of Pennsylvania on February 8, 1982 and became a bank holding company through the acquisition of all of the outstanding stock of Fulton Bank on June 30, 1982. In 2000, the Corporation became a financial holding company as defined in the Gramm-Leach-Bliley Act (GLB Act), which allowed the Corporation to expand its financial services activities under its holding company structure (See “Competition” and “Supervision and Regulation”). The Corporation directly owns 100% of the common stock of seven community banks and twelve non-bank entities. As of December 31, 2010, the Corporation had approximately 3,530 full-time equivalent employees.

The common stock of Fulton Financial Corporation is listed for quotation on the Global Select Market of The NASDAQ Stock Market under the symbol FULT. The Corporation’s internet address is www.fult.com. Electronic copies of the Corporation’s 2010 Annual Report on Form 10-K are available free of charge by visiting “Investor Relations” at www.fult.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this internet address. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC).

Bank and Financial Services Subsidiaries

The Corporation’s seven subsidiary banks are located primarily in suburban or semi-rural geographical markets throughout a five-state region (Pennsylvania, Delaware, Maryland, New Jersey and Virginia). Each of these banking subsidiaries delivers financial services in a highly personalized, community-oriented style, and many decisions are made by the local management team in each market. Where appropriate, operations are centralized through common platforms and back-office functions.

From time to time, in some markets and in certain circumstances, merging subsidiary banks allows the Corporation to leverage one bank’s stronger brand recognition over a larger market. It also enables the Corporation to create operating and marketing efficiencies and avoid direct competition between two or more subsidiary banks. For example, in 2010, the former Delaware National Bank subsidiary consolidated into Fulton Bank, N.A. In 2009, the former Peoples Bank of Elkton subsidiary and the former Hagerstown Trust Company subsidiary merged into The Columbia Bank to consolidate the Corporation’s Maryland franchise.

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

Commercial banking services are provided to small and medium sized businesses (generally with sales of less than $100 million) in the subsidiary banks’ market areas. The maximum total lending commitment to an individual borrower was $33.0 million as of December 31, 2010, which is below the Corporation’s regulatory lending limit. Commercial lending options include commercial, financial, agricultural and real estate loans. Floating, adjustable and fixed rate loans are provided, with floating and adjustable rate loans generally tied to an index such as the Prime Rate or the London Interbank Offering Rate. The Corporation’s commercial lending policy encourages relationship banking and provides strict guidelines related to customer creditworthiness and collateral requirements. In addition, equipment leasing, credit cards, letters of credit, cash management services and traditional deposit products are offered to commercial customers.

The Corporation also offers investment management, trust, brokerage, insurance and investment advisory services to consumer and commercial banking customers in the market areas serviced by the subsidiary banks.

In the fall of 2009, Fulton Bank converted its Pennsylvania state charter to a national charter and became Fulton Bank, National Association (Fulton Bank, N.A.) and the Corporation’s investment management and trust services subsidiary, Fulton Financial Advisors, N.A., became an operating subsidiary of Fulton Bank, N.A. Subsequently, on January 1, 2010, Fulton Financial Advisors, N.A. merged into Fulton Bank, N.A., thereby becoming a division of Fulton Bank, N.A.

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

The following table provides certain information for the Corporation’s banking subsidiaries as of December 31, 2010.

Subsidiary	Main Office Location	Total Assets	Total Deposits	Branches (1)
		(dollars in millions)
Fulton Bank, N.A.	Lancaster, PA	$8,731	$6,282	119
The Bank	Woodbury, NJ	2,105	1,738	48
The Columbia Bank	Columbia, MD	2,104	1,604	40
Skylands Community Bank	Hackettstown, NJ	1,410	1,163	26
Lafayette Ambassador Bank	Easton, PA	1,405	1,095	23
FNB Bank, N.A.	Danville, PA	388	313	8
Swineford National Bank	Hummels Wharf, PA	309	254	7

				271

(1)	Remote service facilities (mainly stand-alone automated teller machines) are excluded. See additional information in “Item 2. Properties.”

Non-Bank Subsidiaries

The Corporation owns 100% of the common stock of six non-bank subsidiaries which are consolidated for financial reporting purposes: (i) Fulton Reinsurance Company, LTD, which engages in the business of reinsuring credit life and accident and health insurance directly related to extensions of credit by the banking subsidiaries of the Corporation; (ii) Fulton Financial Realty Company, which holds title to or leases certain properties upon which Corporation branch offices and other facilities are located; (iii) Central Pennsylvania Financial Corp., which owns certain limited partnership interests in partnerships invested in low and moderate income housing projects; (iv) FFC Management, Inc., which owns certain investment securities and other passive investments; (v) FFC Penn Square, Inc., which owns trust preferred securities issued by a subsidiary of Fulton Bank, N.A; and (vi) Fulton Insurance Services Group, Inc., which engages in the sale of various life insurance products.

The Corporation owns 100% of the common stock of six non-bank subsidiaries which are not consolidated for financial reporting purposes. The following table provides information for these non-bank subsidiaries, whose sole assets consist of junior subordinated deferrable interest debentures issued by the Corporation, as of December 31, 2010 (dollars in thousands):

Subsidiary	State of Incorporation	Total Assets
Fulton Capital Trust I	Pennsylvania	$154,640
SVB Bald Eagle Statutory Trust I	Connecticut	4,124
Columbia Bancorp Statutory Trust	Delaware	6,186
Columbia Bancorp Statutory Trust II	Delaware	4,124
Columbia Bancorp Statutory Trust III	Delaware	6,186
PBI Capital Trust	Delaware	10,310

Competition

The banking and financial services industries are highly competitive. Within its geographical region, the Corporation’s subsidiaries face direct competition from other commercial banks, varying in size from local community banks to larger regional and national banks, credit unions and non-bank entities. With the growth in electronic commerce and distribution channels, the banks also face competition from financial institutions that do not have a physical presence in the Corporation’s geographical markets.

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

Market Share

Although there are many ways to assess the size and strength of banks, deposit market share continues to be an important industry statistic. This publicly available information is compiled, as of June 30th of each year, by the Federal Deposit Insurance Corporation (FDIC). The Corporation’s banks maintain branch offices in 53 counties across five states. In 10 of these counties, the Corporation ranked in the top three in deposit market share (based on deposits as of June 30, 2010). The following table summarizes information about the counties in which the Corporation has branch offices and its market position in each county.

				No. of Financial Institutions		Deposit Market Share (June 30, 2010)
County	State	Population (2010 Est.)	Banking Subsidiary	Banks/ Thrifts	Credit Unions	Rank	%
Lancaster	PA	508,000	Fulton Bank, N.A.	16	11	1	22.3%
Berks	PA	408,000	Fulton Bank, N.A.	20	10	7	4.6%
Bucks	PA	624,000	Fulton Bank, N.A.	38	18	16	2.3%
Centre	PA	146,000	Fulton Bank, N.A.	16	4	14	1.9%
Chester	PA	501,000	Fulton Bank, N.A.	39	5	13	2.2%
Columbia	PA	65,000	FNB Bank, N.A.	6	0	5	6.5%
Cumberland	PA	232,000	Fulton Bank, N.A.	20	5	14	1.5%
Dauphin	PA	258,000	Fulton Bank, N.A.	17	9	6	3.8%
Delaware	PA	554,000	Fulton Bank, N.A.	39	14	34	0.3%
Lebanon	PA	131,000	Fulton Bank, N.A.	11	2	1	31.6%
Lehigh	PA	345,000	Lafayette Ambassador Bank	21	13	9	3.5%
Lycoming	PA	116,000	FNB Bank, N.A.	11	10	14	1.1%
Montgomery	PA	781,000	Fulton Bank	47	22	26	0.6%
Montour	PA	18,000	FNB Bank, N.A.	4	3	1	31.9%
Northampton	PA	299,000	Lafayette Ambassador Bank	17	12	3	15.4%
Northumberland	PA	91,000	Swineford National Bank	19	3	14	1.7%
			FNB Bank, N.A.			7	5.2%
Schuylkill	PA	147,000	Fulton Bank, N.A.	20	3	9	3.9%
Snyder	PA	38,000	Swineford National Bank	8	0	1	30.2%

				No. of Financial Institutions		Deposit Market Share (June 30, 2010)
County	State	Population (2010 Est.)	Banking Subsidiary	Banks/ Thrifts	Credit Unions	Rank	%
Union	PA	44,000	Swineford National Bank	8	1	6	6.1%
York	PA	432,000	Fulton Bank, N.A.	16	13	4	10.6%
New Castle	DE	535,000	Fulton Bank, N.A.	27	19	23	0.1%
Sussex	DE	194,000	Fulton Bank, N.A.	15	4	5	0.6%
Anne Arundel	MD	515,000	The Columbia Bank	32	7	30	0.2%
Baltimore	MD	788,000	The Columbia Bank	42	21	22	0.8%
Baltimore City	MD	634,000	The Columbia Bank	36	12	16	0.3%
Cecil	MD	102,000	The Columbia Bank	7	3	4	11.4%
Frederick	MD	229,000	The Columbia Bank	18	2	14	1.0%
Howard	MD	279,000	The Columbia Bank	19	3	3	11.8%
Montgomery	MD	961,000	The Columbia Bank	39	21	32	0.3%
Prince George’s	MD	817,000	The Columbia Bank	22	20	17	1.2%
Washington	MD	147,000	The Columbia Bank	13	3	2	21.0%
Atlantic	NJ	272,000	The Bank	15	5	14	1.4%
Burlington	NJ	446,000	The Bank	22	11	18	0.6%
Camden	NJ	518,000	The Bank	21	6	12	1.8%
Cumberland	NJ	159,000	The Bank	12	4	10	2.3%
Gloucester	NJ	293,000	The Bank	22	5	2	14.9%
Hunterdon	NJ	129,000	Skylands Community Bank	15	3	13	2.7%
Mercer	NJ	366,000	The Bank	26	18	20	1.3%
Middlesex	NJ	795,000	Skylands Community Bank	45	24	26	0.5%
Monmouth	NJ	644,000	The Bank	26	10	25	0.6%
Morris	NJ	489,000	Skylands Community Bank	29	9	16	1.3%
Ocean	NJ	576,000	The Bank	22	6	15	0.8%
Salem	NJ	66,000	The Bank	8	3	1	27.2%
Somerset	NJ	329,000	Skylands Community Bank	29	7	8	2.6%
Sussex	NJ	151,000	Skylands Community Bank	12	1	11	0.7%
Warren	NJ	110,000	Skylands Community Bank	13	2	3	11.5%
Chesapeake City	VA	221,000	Fulton Bank, N.A.	13	7	11	1.7%
Fairfax	VA	1,026,000	Fulton Bank, N.A.	39	16	36	0.1%
Henrico	VA	297,000	Fulton Bank, N.A.	23	13	22	0.1%
Manassas	VA	36,000	Fulton Bank, N.A.	14	1	10	1.5%
Newport News	VA	186,000	Fulton Bank, N.A.	12	6	14	0.6%
Richmond City	VA	200,000	Fulton Bank, N.A.	16	11	17	0.2%
Virginia Beach	VA	433,000	Fulton Bank, N.A.	15	8	11	1.9%

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

Subsidiary	Charter	Primary Regulator(s)
Fulton Bank, N.A.	National	OCC
The Bank	NJ	NJ/FDIC
The Columbia Bank	MD	MD/FDIC
Skylands Community Bank	NJ	NJ/FDIC
Lafayette Ambassador Bank	PA	PA/FRB
FNB Bank, N.A.	National	OCC
Swineford National Bank	National	OCC
Fulton Financial (Parent Company)	N/A	FRB

Federal statutes that apply to the Corporation and its subsidiaries include the GLB Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the Bank Holding Company Act (BHCA), the Federal Reserve Act and the Federal Deposit Insurance Act, among others. In general, these statutes and related interpretations establish the eligible business activities of the Corporation, certain acquisition and merger restrictions, limitations on intercompany transactions, such as loans and dividends, and capital adequacy requirements, among other statutes and regulations.

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

Capital Requirements – There are a number of restrictions on financial and bank holding companies and FDIC-insured depository subsidiaries that are designed to minimize potential loss to depositors and the FDIC insurance funds. If an FDIC-insured depository subsidiary is “undercapitalized,” the bank holding company is required to ensure (subject to certain limits) the subsidiary’s compliance with the terms of any capital restoration plan filed with its appropriate banking agency. Also, a bank holding company is required to serve as a source of financial strength to its depository institution subsidiaries and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the BHCA, the FRB has the authority to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of a depository institution subsidiary of the bank holding company.

Bank holding companies are required to comply with the FRB’s risk-based capital guidelines that require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be Tier 1 capital. In addition to the risk-based capital guidelines, the FRB has adopted a minimum leverage capital ratio under which a bank holding company must maintain a level of Tier 1 capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4%. Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. Moreover, higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile. In all cases, bank holding companies should hold capital commensurate with the level and nature of the risks, including the volume and severity of problem loans, to which they are exposed.

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

Federal Deposit Insurance – Substantially all of the deposits of the Corporation’s subsidiary banks are insured up to the applicable limits by the Deposit Insurance Fund (DIF) of the FDIC, generally up to $250,000 per insured depositor. The Corporation’s subsidiary banks are subject to deposit insurance assessments to maintain the DIF.

The subsidiary banks pay deposit insurance premiums based on assessment rates established by the FDIC. The FDIC has established a risk-based assessment system under which institutions are classified and pay premiums according to their perceived risk to the Federal deposit insurance funds. The FDIC is not required to charge deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels.

In May 2009, the FDIC levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, resulting in a one-time pre-tax charge of $7.7 million for the Corporation. In November 2009, the FDIC issued a ruling requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. As of December 31, 2010, the balance of prepaid FDIC assessments included in other assets on the Corporation’s consolidated balance sheet was $47.9 million.

In October 2010, as required by the Dodd-Frank Act, the FDIC adopted a DIF restoration plan to ensure a 1.35% fund reserve ratio by September 30, 2020. On at least a semi-annual basis, the FDIC will determine if a future adjustment of assessment rates will be needed based on its income and loss projections for the DIF. In November 2010, the FDIC issued a ruling which, effective December 31, 2010, provides unlimited coverage for non-interest bearing transaction accounts until December 31, 2012.

In February 2011, the FDIC issued a ruling that amends the deposit insurance assessment base from total domestic deposits to average total assets, minus average tangible equity, effective April 1, 2011. In connection with this ruling, the FDIC also created a two scorecard system, one for large depository institutions that have more than $10 billion in assets and another for highly complex institutions that have over $50 billion in assets. As of December 31, 2010, none of the Corporation’s individual subsidiary banks had assets in excess of $10 billion and would therefore, not meet the classification of large depository institutions under this ruling. The Corporation’s FDIC insurance assessments under this latest ruling would be approximately $12 million on an annualized basis, based on balances as of December 31, 2010.

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

Regulatory Developments – On July 21, 2010, the President of the United States signed into law the Dodd-Frank Act. Among other things, the Dodd-Frank Act created the Financial Stability Oversight Council, with oversight authority for monitoring and regulating systemic risk, and the Bureau of Consumer Financial Protection, which will have broad regulatory and enforcement powers over consumer financial products and services. The scope of the Dodd-Frank Act impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several months and years.

Item 1A. Risk Factors

An investment in the Corporation’s common stock involves certain risks, including, among others, the risks described below. In addition to the other information contained in this report, you should carefully consider the following risk factors.

Difficult conditions in the economy and the capital markets may materially adversely affect the Corporation’s business and results of operations.

The Corporation’s results of operations and financial condition are affected by conditions in the capital markets and the economy generally. The capital and credit markets have experienced extreme volatility and disruption in recent years. The volatility and disruption in these markets have produced downward pressure on stock prices of, and credit availability to, certain companies without regard to those companies’ underlying financial strength.

Concerns over the availability and cost of credit and the decline in the U.S. real estate market also contributed to increased volatility in the capital and credit markets and diminished expectations for the economy. These factors precipitated the recent economic slowdown, and may have an adverse effect on the Corporation.

Included among the potential adverse effects of economic downturns on the Corporation are the following:

•

Economic downturns and the composition of the Corporation’s loan portfolio could impact the level of loan charge-offs and the provision for credit losses and may affect the Corporation’s net income or loss. National, regional, and local economic conditions could impact the Corporation’s loan portfolio. For example, an increase in unemployment, a decrease in real estate values or increases in interest rates, as well as other factors, could weaken the economies of the communities the Corporation serves. Weakness in the market areas served by the Corporation could depress its earnings and consequently its financial condition because:

•	borrowers may not be able to repay their loans;

•	the value of the collateral securing the Corporation’s loans to borrowers may decline; and

•	the quality of the Corporation’s loan portfolio may decline.

Any of these scenarios could require the Corporation to charge-off a higher percentage of its loans and/or increase its provision for credit losses, which would negatively impact its results of operations.

Approximately $5.2 billion, or 43.4%, of the Corporation’s loan portfolio was in commercial mortgage and construction loans at December 31, 2010. The Corporation did not have a concentration of credit risk with any single borrower, industry or geographical location. However, the performance of real estate markets and the weak economic conditions in general may adversely impact the performance of these loans.

In addition, the amount of the Corporation’s provision for credit losses and the percentage of loans it is required to charge-off may be impacted by the overall risk composition of the loan portfolio. In 2010, the Corporation’s provision for loan losses was $160.0 million. While the Corporation believes that its allowance for loan losses as of December 31, 2010 is sufficient to cover losses inherent in the loan portfolio on that date, the Corporation may be required to increase its provision for credit losses or charge-off a higher percentage of loans due to changes in the risk characteristics of the loan portfolio, thereby negatively impacting its results of operations.

•

Economic downturns, especially ones affecting the Corporation’s geographic market areas, could reduce the Corporation’s customer deposits and demand for financial products, such as loans. The Corporation’s success depends significantly upon the growth in population, unemployment and income levels, deposits and housing starts in its geographic markets. Unlike large national institutions, the Corporation is not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations. If the communities in which the Corporation operates do not grow, or if prevailing economic conditions locally or nationally are unfavorable, its business could be adversely affected.

•

Negative developments in the financial industry and the credit markets may subject the Corporation to additional regulation. Negative developments in the financial industry and the domestic and international credit markets, and the impact of legislation in response to those developments, may negatively impact the Corporation’s operations and financial performance. The Corporation and its subsidiaries are subject to regulation and examinations by various regulatory authorities.

The potential exists for new federal or state regulations regarding lending and funding practices, capital requirements, deposit insurance premiums, other bank-focused special assessments and liquidity standards. Bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, which may result in the issuance of formal enforcement orders.

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

The Corporation, however, may at some point choose to raise additional capital to support its continued growth. The Corporation’s ability to raise additional capital will depend, in part, on conditions in the capital markets at that time, which are outside of the Corporation’s control. Accordingly, the Corporation may be unable to raise additional capital, if and when needed, on terms acceptable to the Corporation, or at all. If the Corporation cannot raise additional capital when needed, its ability to further expand operations through internal growth and acquisitions could be materially impacted. In addition, future issuances of equity securities could dilute the interests of existing shareholders and could cause a decline in the Corporation’s stock price.

In addition to primary sources of liquidity in the form of principal and interest payments on outstanding loans and investments and deposits, the Corporation maintains secondary sources that provide it with additional liquidity. These secondary sources include secured and unsecured borrowings from sources such as the FRB and Federal Home Loan Bank (FHLB) and third-party commercial banks. The Corporation maintains a strong liquidity position and believes that it is well positioned to withstand current market conditions. However, market liquidity conditions have been negatively impacted by disruptions in the capital markets in the past and such disruptions could, in the future, have a negative impact on secondary sources of liquidity.

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

Net interest income is the most significant component of the Corporation’s net income, accounting for approximately 76% of total revenues in 2010. The narrowing of interest rate spreads, the difference between interest rates earned on loans and investments and interest rates paid on deposits and borrowings, could adversely affect the Corporation’s net interest income and financial condition. Regional and local economic conditions as well as fiscal and monetary policies of the federal government, including those of the FRB, may affect prevailing interest rates. The Corporation cannot predict or control changes in interest rates.

The supervision and regulation to which the Corporation is subject can be a competitive disadvantage.

The Corporation is a registered financial holding company, and its subsidiary banks are depository institutions whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC). The Corporation is extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole. In general, these laws and regulations establish: the eligible business activities for the Corporation; certain acquisition and merger restrictions; limitations on intercompany transactions such as loans and dividends; capital adequacy requirements; requirements for anti-money laundering programs; and other compliance matters, among other regulations. Compliance with these statutes and regulations is important to the Corporation’s ability to engage in new activities and to consummate additional acquisitions. In addition, the Corporation is subject to changes in federal and state tax laws as well as changes in banking and credit regulations, accounting principles and governmental economic and monetary policies. While these statutes and regulations are generally designed to minimize potential loss to depositors and the FDIC insurance funds, they do not eliminate risk, and compliance with such statutes and regulations increases the Corporation’s expense, requires management’s attention and can be a disadvantage from a competitive standpoint with respect to non-regulated competitors.

Federal and state banking regulators also possess broad powers to take supervisory actions, as they deem appropriate. These supervisory actions may result in higher capital requirements, higher insurance premiums and limitations on the Corporation’s activities that could have a material adverse effect on its business and profitability.

The federal government, the FRB and other governmental and regulatory bodies have taken, and may in the future take other actions, in response to the stress on the financial system. For example, in response to the recent stress affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was enacted. Pursuant to the EESA, the U.S. Treasury was authorized to, among other things, deploy up to $750 billion into the financial system. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 was enacted, which amended EESA. Such actions, although intended to aid the financial markets, and continued volatility in the markets could materially and adversely affect the Corporation’s business, financial condition and results of operations, or the trading price of the Corporation’s common stock.

Recently enacted financial reform legislation may have a significant impact on the Corporation’s business and results of operations.

On July 21, 2010, the President of the United States signed into law the Dodd-Frank Act. Among other things, the Dodd-Frank Act creates the Financial Stability Oversight Council, with oversight authority for monitoring and regulating systemic risk, and the Bureau of Consumer Financial Protection, which will have broad regulatory and enforcement powers over consumer financial products and services. The Dodd-Frank Act also changes the responsibilities of the current federal banking regulators, imposes additional corporate governance and disclosure requirements in areas such as executive compensation and proxy access, and limits or prohibits proprietary trading and hedge fund and private equity activities of banks. The scope of the Dodd-Frank Act impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several months and years. The effects of the Dodd-Frank Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them under the Dodd-Frank Act and the approaches taken in implementing regulations. Additional uncertainty regarding the effect of the Dodd-Frank Act exists due to the potential for additional legislative changes to the Dodd-Frank Act. The Corporation, as well as the broader financial services industry, is continuing to assess the potential impact of the Dodd-Frank Act on its business and operations, but at this stage, the extent of the impact cannot be determined with any degree of certainty. However, the Corporation is likely to be impacted by the Dodd-Frank Act in the areas of corporate governance, deposit insurance assessments, capital requirements, risk management, stress testing, and regulation under consumer protection laws.

Price fluctuations in securities markets, as well as other market events, such as a disruption in credit and other markets and the abnormal functioning of markets for securities, could have an impact on the Corporation’s results of operations.

As of December 31, 2010, the Corporation’s equity investments consisted of FHLB and Federal Reserve Bank stock ($96.4 million), common stocks of publicly traded financial institutions ($33.1 million), and mutual funds and other equity investments ($7.0 million). The value of the securities in the Corporation’s equity portfolio may be affected by a number of factors, including factors that impact the performance of the U.S. securities market in general and specific risks associated with the financial institution sector. Historically, gains on sales of stocks of other financial institutions had been a recurring component of the Corporation’s earnings. However, general economic conditions and uncertainty surrounding the financial institution sector as a whole has impacted the value of these securities.

Declines in bank stock values, in general, as well as, deterioration in the performance of specific banks could result in additional other-than-temporary impairment charges.

As of December 31, 2010, the Corporation had $122.2 million of corporate debt securities issued by financial institutions. As with stocks of financial institutions, continued declines in the values of these securities, combined with adverse changes in the expected cash flows from these investments, could result in additional other-than-temporary impairment charges. Included in corporate debt securities as of December 31, 2010 were $8.3 million in pooled trust preferred securities. Further deterioration in the ability of banks, within pooled trust preferred holdings, to make contractual debt payments could result in an adverse impact on the credit-related valuation portion of these securities.

As of December 31, 2010, the Corporation had $349.6 million of municipal securities issued by various municipalities in its investment portfolio. Ongoing uncertainty with respect to the financial viability of municipal insurers places much greater emphasis on the underlying strength of issuers. Increasing pressure on local tax revenues of issuers due to adverse economic conditions could also have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily on the underlying credit worthiness of the issuing municipality and then, to a lesser extent, on the credit enhancement corresponding to the individual issuance. As of December 31, 2010, approximately 94% of municipal securities were supported by the general obligation of corresponding municipalities. In addition, approximately 69% of these securities were school district issuances that are supported by the general obligation of the corresponding municipalities, as of December 31, 2010.

The Corporation’s investment management and trust division, Fulton Financial Advisors, previously held student loan auction rate securities, also known as auction rate certificates (ARCs), for some of its customers’ accounts. From the second quarter of 2008 through 2009, the Corporation purchased illiquid ARCs from customers of Fulton Financial Advisors. Total ARCs included in the Corporation’s investment securities at December 31, 2010 were $260.7 million. Continued uncertainty with respect to resolution of auction rate security market illiquidity and the current low interest rate environment could adversely affect the performance of individual holdings.

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

The Corporation has historically supplemented its internal growth with strategic acquisitions of banks, branches and other financial services companies. If the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. Companies must evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to earnings in the period in which the impairment occurs. Based on its annual goodwill impairment tests, the Corporation determined that no impairment charges were necessary in 2009 or 2010. During 2008, the Corporation recorded a $90.0 million goodwill impairment charge. As of December 31, 2010, the Corporation had $535.5 million of goodwill on its consolidated balance sheet. There can be no assurance that future evaluations of goodwill will not result in additional impairment charges.

The competition the Corporation faces is significant and may reduce the Corporation’s customer base and negatively impact the Corporation’s results of operations.

There is significant competition among commercial banks in the market areas served by the Corporation. In addition, as a result of the deregulation of the financial industry, the Corporation also competes with other providers of financial services such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, commercial finance and leasing companies, the mutual funds industry, full service brokerage firms and discount brokerage firms, some of which are subject to less extensive regulations than the Corporation is with respect to the products and services they provide. Some of the Corporation’s competitors, including certain super-regional and national bank holding companies that have made acquisitions in its market area, have greater resources than the Corporation has and, as such, may have higher lending limits and may offer other services not offered by the Corporation.

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

In late 2010, the media began reporting on possible processing errors and documentation problems in mortgage foreclosures at several of the nation’s largest banks and mortgage servicing businesses. As a result of the economic downturn which began in 2008 and which persists today, larger banks and mortgage servicing companies have been challenged with processing tens of thousands of foreclosures nationwide. It has been reported that, in some foreclosures, the procedural steps (which often vary by state and in some cases by local jurisdictions within a state) required to complete a foreclosure have not been followed. As a result, there were questions concerning the validity of some foreclosures. The foreclosure procedures used by banks and servicing companies have also come under scrutiny by consumer advocates, attorneys representing borrowers, state Attorney Generals and banking regulators.

As a financial institution, the Corporation offers a variety of residential mortgage loan products. A majority of the mortgage loans originated by the Corporation are made in the Corporation’s five-state market. The Corporation also services loans owned by investors in accordance with the investors’ guidelines. A small percentage of the Corporation’s residential mortgage borrowers default on their mortgage loans. When this occurs, the Corporation attempts to resolve the default in a way that provides the greatest return to the Corporation or is in accordance with investor guidelines; typically, options are pursued that allow the borrower to remain the owner of their home. However, when these efforts are not successful, it becomes necessary for the Corporation to foreclose on the loan. Unlike larger banks and mortgage servicers, however, the Corporation analyzes whether foreclosure is necessary on a case-by-case basis and the number of residential foreclosures undertaken by the Corporation is not substantial. The Corporation only initiated approximately 400 residential foreclosure actions during 2010 for residential loans the Corporation owned or serviced for investors.

Although the number of foreclosures undertaken by the Corporation on residential mortgage loans in its portfolio or that the Corporation services for others is substantially less than those of larger banks and mortgage servicers, the Corporation has recently received inquiries from banking regulators, title insurance companies and others regarding its foreclosure procedures. As a result of these inquiries and the publicity surrounding the mortgage foreclosure area nationally, the Corporation has reviewed the requirements for foreclosures in each of the states where most of its foreclosures occur and its own foreclosure procedures. In addition, the Corporation has consulted with the law firms it uses to undertake foreclosures in each of the states in its primary markets and in other states where it has substantial mortgage lending activities regarding foreclosure procedures. The Corporation will continue to conduct such reviews and consultation. The Corporation does not expect any deficiencies that it has discovered, or which it might discover in the future, as a result of these reviews and consultations to have a material impact on the financial position or results of operations of the Corporation.

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

In February 2011, as required under the Dodd-Frank Act, the FDIC issued a ruling pursuant to which the assessment base against which FDIC assessments for deposit insurance are made will change. Instead of FDIC insurance assessments being based upon an insured bank’s deposits, FDIC insurance assessments will generally be based on an insured bank’s total average assets minus average tangible equity. With this change, the Corporation expects that its overall FDIC insurance cost will decline. However, a change in the risk categories applicable to the Corporation’s bank subsidiaries, further adjustments to base assessment rates and any special assessments could have a material adverse effect on the Corporation.

The Dodd-Frank Act also requires that the FDIC take steps necessary to increase the level of the Deposit Insurance Fund to 1.35% of total insured deposits by September 30, 2020. In October 2010, the FDIC adopted a Restoration Plan to achieve that goal. Certain elements of the Restoration Plan are left to future FDIC rulemaking, as are the potential for increases to the assessment rates, which may become necessary to achieve the targeted level of the DIF. Future FDIC rulemaking in this regard may have a material adverse effect on the Corporation.

The Corporation is a holding company and relies on dividends from its subsidiaries for substantially all of its revenue and its ability to make dividends, distributions and other payments.

The Corporation is a separate and distinct legal entity from its banking and nonbanking subsidiaries, and depends on the payment of dividends from its subsidiaries, principally its banking subsidiaries, for substantially all of its revenues. As a result, the Corporation’s ability to make dividend payments on its common stock depends primarily on certain federal and state regulatory considerations and the receipt of dividends and other distributions from its subsidiaries. There are various regulatory and prudential supervisory restrictions, which may change from time to time, that impact on the ability of its banking subsidiaries to pay dividends or make other payments to it. For additional information regarding the regulatory restrictions Corporation and its subsidiaries, see “Item 1 Business - Supervision and Regulation”.

If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, such authority may require, after notice and hearing, that such bank cease and desist from such practice. Depending on the financial condition and results of operations of the Corporation’s banking subsidiaries, the applicable regulatory authority might deem the Corporation to be engaged in an unsafe or unsound practice if its banking subsidiaries were to pay dividends. The Federal Reserve and the Office of the Comptroller of the Currency have issued policy statements generally requiring insured banks and bank holding companies only to pay dividends out of current operating earnings. In 2009, the FRB released a supervisory letter advising bank holding companies, among other things, that as a general matter a bank holding company should inform its Federal Reserve Bank and should eliminate, defer or significantly reduce its dividends if (1) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (2) the bank holding company’s prospective rate of earnings is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition, or (3) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

Anti-takeover provisions could negatively impact the Corporation’s shareholders.

Provisions of Pennsylvania law and of the Corporation’s Amended and Restated Articles of Incorporation and Bylaws could make it more difficult for a third party to acquire control of the Corporation or have the effect of discouraging a third party from attempting to acquire control of the Corporation. The Corporation’s Amended and Restated Articles of Incorporation and Bylaws include certain provisions which may be considered to be “anti-takeover” in nature because they may have the effect of discouraging or making more difficult the acquisition of control over the Corporation by means of a hostile tender offer, exchange offer, proxy contest or similar transaction. These provisions are intended to protect the Corporation’s shareholders by providing a measure of assurance that the Corporation’s shareholders will be treated fairly in the event of an unsolicited takeover bid and by preventing a successful takeover bidder from exercising its voting control to the detriment of the other shareholders. However, the anti-takeover provisions set forth in the Corporation’s Amended and Restated Articles of Incorporation and Bylaws, taken as a whole, may discourage a hostile tender offer, exchange offer, proxy solicitation or similar transaction relating to the Corporation’s common stock. To the extent that these provisions actually discourage such a transaction, holders of the Corporation’s common stock may not have an opportunity to dispose of part or all of their stock at a higher price than that prevailing in the market. In addition, some of these provisions make it more difficult to remove, and thereby may serve to entrench, the Corporation’s incumbent directors and officers, even if their removal would be regarded by some shareholders as desirable.

The Corporation relies on its systems and certain counterparties, and certain failures could materially affect its operations.

The Corporation’s businesses are dependent on its ability to process, record and monitor a large number of transactions. If any of its financial, accounting, or other data processing systems fail or have other significant shortcomings, the Corporation could be materially adversely affected. Third parties with which the Corporation does business could also be sources of operational risk to the Corporation, including relating to breakdowns or failures of such parties’ own systems. Any of these occurrences could diminish the Corporation’s ability to operate one or more of the Corporation’s businesses, or result in potential liability to clients, reputational damage and regulatory intervention, any of which could materially adversely affect the Corporation.

If personal, confidential or proprietary information of customers or clients in the Corporation’s possession were to be mishandled or misused, the Corporation could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of the Corporation’s systems, employees or counterparties, or where such information is intercepted or otherwise inappropriate taken by third parties.

The Corporation may be subject to disruptions of the Corporation’s operating systems arising from events that are wholly or partially beyond the Corporation’s control, which may include, for example, computer viruses or electrical or telecommunications outages, natural disasters, disease pandemics or other damage to property or physical assets or terrorist acts. Such disruptions may give rise to losses in service to customers and loss or liability to the Corporation.

The Corporation’s framework for managing risks may not be effective in mitigating risk and loss to the Corporation.

The Corporation’s risk management framework seeks to mitigate risk and loss. The Corporation has established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which the Corporation is subject, including liquidity risk, credit risk, market risk and reputational risk, among others. However, as with any risk management framework, there are inherent limitations to the Corporation’s risk management strategies and there may exist, or develop in the future, risks that the Corporation has not appropriately anticipated or identified. If the Corporation’s risk management framework proves to be ineffective, the Corporation could suffer unexpected losses and could be materially adversely affected.

Negative publicity could damage the Corporation’s reputation.

Reputation risk, or the risk to the Corporation’s earnings and capital from negative public opinion, is inherent in the Corporation’s business. Negative public opinion could adversely affect the Corporation’s ability to keep and attract customers and expose it to adverse legal and regulatory consequences. Negative public opinion could result from the Corporation’s actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory, compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information and from actions taken by government regulators and community organizations in response to that conduct. Because the Corporation conducts the majority of its businesses under the “Fulton” brand, negative public opinion about one business could affect the Corporation’s other businesses.

The Corporation may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations.

The Corporation maintains systems and procedures designed to ensure that it complies with applicable laws and regulations. However, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. For example, the Corporation is subject to regulations issued by the Office of Foreign Assets Control (OFAC) that prohibit financial institutions from participating in the transfer of property belonging to the governments of certain foreign countries and designated nationals of those countries. OFAC may impose penalties for inadvertent or unintentional violations even if reasonable processes are in place to prevent the violations. There may be other negative consequences resulting from a finding of noncompliance, including restrictions on certain activities. Such a finding may also damage the Corporation’s reputation (see above) and could restrict the ability of institutional investment managers to invest in the Corporation’s securities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table summarizes the Corporation’s full-service branch properties, by subsidiary bank, as of December 31, 2010. Remote service facilities (mainly stand-alone automated teller machines) are excluded.

			Total
Subsidiary Bank	Owned	Leased	Branches
Fulton Bank, N.A.	45	74	119
The Bank	32	16	48
The Columbia Bank	9	31	40
Skylands Community Bank	7	19	26
Lafayette Ambassador Bank	6	17	23
FNB Bank, N.A.	6	2	8
Swineford National Bank	5	2	7

Total	110	161	271

The following table summarizes the Corporation’s other significant administrative properties. Banking subsidiaries also maintain administrative offices at their respective main banking branches, which are included within the preceding table.

Owned/
Entity	Property	Location	Leased
Fulton Bank, N.A./Fulton Financial Corporation	Corporate Headquarters	Lancaster, PA	(1)

Fulton Financial Corporation	Operations Center	East Petersburg, PA	Owned

Fulton Bank, N.A.	Operations Center	Mantua, NJ	Owned

Lafayette Ambassador Bank	Operations Center	Bethlehem, PA	Owned

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

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

As of December 31, 2010, the Corporation had 199.1 million shares of $2.50 par value common stock outstanding held by approximately 45,000 holders of record. The closing price per share of the Corporation’s common stock on December 31, 2010 was $10.34. The common stock of the Corporation is traded on the Global Select Market of The NASDAQ Stock Market under the symbol FULT.

The following table presents the quarterly high and low prices of the Corporation’s common stock and per common share cash dividends declared for each of the quarterly periods in 2010 and 2009.

	Price Range		Per Common Share
	High	Low	Dividend
2010
First Quarter	$10.57	$8.33	$0.03
Second Quarter	11.75	9.30	0.03
Third Quarter	10.56	8.15	0.03
Fourth Quarter	10.64	8.51	0.03
2009
First Quarter	$10.05	$5.09	$0.03
Second Quarter	7.93	4.75	0.03
Third Quarter	8.00	4.72	0.03
Fourth Quarter	9.00	6.77	0.03

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about options outstanding under the Corporation’s 2004 Stock Option and Compensation Plan as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	6,432,264	$12.17	12,999,002
Equity compensation plans not approved by security holders	0	N/A	0

Total	6,432,264	$12.17	12,999,002

Performance Graph

The graph below shows cumulative investment returns to shareholders based on the assumptions that (A) an investment of $100.00 was made on December 31, 2005, in each of the following: (i) Fulton Financial Corporation common stock; (ii) the stock of all U. S. companies traded on The NASDAQ Stock Market and (iii) common stock of the performance peer group approved by the Board of Directors on September 21, 2004 consisting of bank and financial holding companies located throughout the United States with assets between $6-20 billion which were not a party to a merger agreement as of the end of the period and (B) all dividends were reinvested in such securities over the past five years. The graph is not indicative of future price performance.

The graph below is furnished under this Part II, Item 5 of this Form 10-K and shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

(1)	A listing of the Fulton Financial Peer Group is located under the heading “Compensation Discussion and Analysis” within the Corporation’s 2011 Proxy Statement.

	Year Ending December 31
Index	2005	2006	2007	2008	2009	2010
Fulton Financial Corporation	100.00	103.24	72.42	65.44	60.39	72.48
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
Fulton Financial 2010 Peer Group	100.00	109.02	90.95	86.09	77.13	88.26

Issuer Purchases of Equity Securities

Not Applicable.

Item 6. Selected Financial Data

5-YEAR CONSOLIDATED SUMMARY OF FINANCIAL RESULTS

(dollars in thousands, except per-share data)

	2010	2009	2008	2007	2006
SUMMARY OF OPERATIONS
Interest income	$745,373	$786,467	$867,494	$939,577	$864,507
Interest expense	186,627	265,513	343,346	450,833	378,944

Net interest income	558,746	520,954	524,148	488,744	485,563
Provision for credit losses	160,000	190,020	119,626	15,063	3,498
Investment securities gains (losses), net	701	1,079	(58,241)	1,740	7,439
Other income, excluding investment securities gains (losses)	184,201	174,781	158,228	148,586	144,506
Gain on sale of credit card portfolio	0	0	13,910	0	0
Other expenses	410,907	417,462	409,466	407,757	368,061
Goodwill impairment	0	0	90,000	0	0

Income before income taxes	172,741	89,332	18,953	216,250	265,949
Income taxes	44,409	15,408	24,570	63,532	80,422

Net income (loss)	128,332	73,924	(5,617)	152,718	185,527
Preferred stock dividends and discount accretion	(16,303)	(20,169)	(463)	0	0

Net income (loss) available to common shareholders	$112,029	$53,755	$(6,080)	$152,718	$185,527

PER COMMON SHARE
Net income (loss) (basic)	$0.59	$0.31	$(0.03)	$0.88	$1.07
Net income (loss) (diluted)	0.59	0.31	(0.03)	0.88	1.06
Cash dividends	0.120	0.120	0.600	0.598	0.581
RATIOS
Return on average assets	0.78%	0.45%	(0.04%)	1.01%	1.30%
Return on average common shareholders’ equity	6.29	3.54	(0.38)	9.98	12.84
Return on average tangible common shareholders’ equity (1)	9.39	5.96	9.33	18.16	23.87
Net interest margin	3.80	3.52	3.70	3.66	3.82
Efficiency ratio	53.49	57.88	56.48	61.33	56.15
Ending tangible common equity to tangible assets	8.47	6.30	5.97	6.03	5.98
Dividend payout ratio	20.34	38.70	N/M	68.00	54.80
PERIOD-END BALANCES
Total assets	$16,275,254	$16,635,635	$16,185,106	$15,923,098	$14,918,964
Investment securities	2,861,484	3,267,086	2,724,841	3,153,552	2,878,238
Loans, net of unearned income	11,933,307	11,972,424	12,042,620	11,204,424	10,374,323
Deposits	12,388,581	12,097,914	10,551,916	10,105,445	10,232,469
Short-term borrowings	674,077	868,940	1,762,770	2,383,944	1,680,840
Federal Home Loan Bank advances and long-term debt	1,119,450	1,540,773	1,787,797	1,642,133	1,304,148
Shareholders’ equity	1,880,389	1,936,482	1,859,647	1,574,920	1,516,310
AVERAGE BALANCES
Total assets	$16,426,459	$16,480,673	$15,976,871	$15,090,458	$14,297,681
Investment securities	2,899,925	3,137,708	2,924,340	2,843,478	2,869,862
Loans, net of unearned income	11,958,435	11,975,899	11,595,243	10,736,566	9,892,082
Deposits	12,343,844	11,637,125	10,016,528	10,222,594	9,955,247
Short-term borrowings	587,602	1,043,279	2,336,526	1,574,495	1,653,974
Federal Home Loan Bank advances and long-term debt	1,326,449	1,712,630	1,822,115	1,579,527	1,069,868
Shareholders’ equity	1,977,166	1,889,561	1,609,828	1,530,613	1,444,793

N/M – Not meaningful.

(1)

Net income (loss) available to common shareholders, as adjusted for intangible amortization (net of tax) and goodwill impairment charges, divided by average common shareholders’ equity, net of goodwill and intangible assets.

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

FORWARD-LOOKING STATEMENTS

The Corporation has made, and may continue to make, certain forward-looking statements with respect to its financial condition and results of operations and business. Many factors could affect future financial results including, without limitation: the impact of adverse changes in the economy and real estate markets; increases in non-performing assets which may reduce the level of the earning assets and require the Corporation to increase the allowance for credit losses, charge-off loans and to incur elevated collection and carrying costs related to such non-performing assets; acquisition and growth strategies; market risk; changes or adverse developments in political or regulatory conditions; a disruption in or abnormal functioning of credit and other markets, including the lack of or reduced access to markets for mortgages and other asset-backed securities and for commercial paper and other short-term borrowings; changes in the levels of, or methodology for determining, FDIC deposit insurance premiums and assessments; the effect of competition and interest rates on net interest margin and net interest income; investment strategy and other income growth; investment securities gains and losses; declines in the value of securities which may result in charges to earnings; changes in rates of deposit and loan growth or a decline in loans originated; balances of risk-sensitive assets to risk-sensitive liabilities; salaries and employee benefits and other expenses; amortization of intangible assets; goodwill impairment; capital and liquidity strategies, and other financial and business matters for future periods. Do not unduly rely on forward-looking statements. Forward-looking statements can be identified by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future,” “intends” and similar expressions which are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties, some of which are beyond the Corporation’s control and ability to predict, that could cause actual results to differ materially from those expressed in the forward-looking statements. The Corporation undertakes no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

Net income available to common shareholders increased $58.3 million, or 108.4%, to $112.0 million in 2010 as compared to $53.8 million in 2009. Diluted net income per common share increased $0.28, or 90.3%, to $0.59 in 2010 from $0.31 in 2009. The following is a summary of the significant factors impacting the Corporation’s financial performance in 2010.

Asset Quality – The financial services industry continued to be challenged by general economic conditions throughout 2010. While there had been some improvements in local and national economic conditions during the year, the economic recovery in general has been slower than expected, and conditions remain unsettled.

The most notable area where the improving, but unstable, economic conditions were evident was in asset quality, which saw some deterioration during the first nine months of 2010, but showed signs of improvement during the fourth quarter. The provision for credit losses decreased $30.0 million, or 15.8%, to $160.0 million in 2010, as compared to $190.0 million in 2009. While both non-performing assets and net charge-offs increased, additional provisions for credit losses were not needed as allowance allocations were considered to be sufficient. This relationship between the provision for credit losses and net charge-offs is not unusual, since the recognition of losses through the provision generally occurs before such losses are realized through a charge-off against the allowance for credit losses. In the fourth quarter of 2010, non-performing assets and delinquency levels both improved in comparison to the third quarter. This was the first time improvements in these measures in comparison to the preceding quarter had occurred since the second quarter of 2006.

While there is still much uncertainty about the economic outlook and the potential effects on financial performance, particularly asset quality, the Corporation believes that it has taken the appropriate steps to manage its exposures and continues to actively monitor its portfolio for signs of further deterioration.

Net Interest Income and Net Interest Margin – Net interest income increased $37.8 million, or 7.3%, to $558.7 million in 2010 as compared to $521.0 million in 2009. The net interest margin increased 28 basis points, or 8.0%, to 3.80% in 2010 as compared to 3.52% in 2009. The increases in both net interest income and net interest margin were primarily attributable to decreases in funding costs as interest rates remained at historically low levels throughout the year. In addition, average core demand and savings accounts increased $1.2 billion, or 19.5%, which also contributed to a decrease in funding costs, as well as an improvement in the Corporation’s overall liquidity position. This increase in deposits reduced the Corporation’s wholesale funding position, mostly through reductions to average Federal funds purchased and advances from the Federal Home Loan Bank (FHLB).

Other Income Growth – Total other income increased $9.0 million, or 5.1%, mainly due to a $4.2 million, or 16.9%, increase in mortgage banking income and a $4.6 million, or 11.4%, increase in other service charges and fees. Mortgage banking income increased as margins on loans sold increased, while refinance volumes remained high in the low interest rate environment that existed for most of 2010. Other service charges growth was driven by higher debit card, foreign currency processing and merchant fee transaction volumes.

Expense Control – Total other expenses decreased $6.6 million, or 1.6%, and the efficiency ratio improved to 53.5% in 2010 as compared to 57.9% in 2009. While 2009 expenses included a one-time $7.7 million FDIC assessment, other discretionary expenses remained well-controlled during 2010.

Common Stock Offering and Exit from Capital Purchase Program – In May 2010, the Corporation issued 21.8 million shares of its common stock, in an underwritten public offering, for net proceeds of $226.3 million. As a result of this common stock issuance, weighted average diluted shares increased to 191.4 million in 2010 from 175.9 million in 2009.

In July 2010, the Corporation redeemed all 376,500 outstanding shares of its Series A preferred stock with a total payment to the U. S. Treasury Department (UST) of $379.6 million, consisting of $376.5 million of principal and $3.1 million of dividends. In September 2010, the Corporation repurchased an outstanding common stock warrant for the purchase of 5.5 million shares of its common stock for $10.8 million, completing the Corporation’s participation in the UST’s Capital Purchase Program (CPP).

As a result of the exit from CPP, preferred stock dividends and accretion decreased $3.9 million, or 19.2%. In addition, shareholders’ equity decreased $56.1 million, or 2.9%, at December 31, 2010 in comparison to 2009. Despite the decrease in shareholders’ equity, all regulatory capital ratios exceeded the minimum levels to be considered “well-capitalized” by at least 400 basis points.

Legislation and Regulation – On July 21, 2010, the President of the United States signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Among other things, the Dodd-Frank Act creates the Financial Stability Oversight Council, with oversight authority for monitoring and regulating systemic risk, and the Bureau of Consumer Financial Protection, which will have broad regulatory and enforcement powers over consumer financial products and services. The Dodd-Frank Act also changes the responsibilities of the current federal banking regulators, imposes additional corporate governance and disclosure requirements in areas such as executive compensation and proxy access, and limits or prohibits proprietary trading and hedge fund and private equity activities of banks. The scope of the Dodd-Frank Act impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several months and years. The effects of the Dodd-Frank Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them under the Dodd-Frank Act and the approaches taken in implementing regulations. Additional uncertainty regarding the effect of the Dodd-Frank Act exists due to the potential for additional legislative changes to the Dodd-Frank Act. The Corporation, as well as the broader financial services industry, is continuing to assess the potential impact of the Dodd-Frank Act on its business and operations, but at this stage, the extent of the impact cannot be determined with any degree of certainty. However, the Corporation is likely to be impacted by the Dodd-Frank Act in the areas of corporate governance, deposit insurance assessments, capital requirements, risk management, stress testing, and regulation under consumer protection laws.

Summary Financial Results

The Corporation generates the majority of its revenue through net interest income, or the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and/or maintaining or increasing the net interest margin, which is net interest income (fully taxable-equivalent) as a percentage of average interest-earning assets. The Corporation also generates revenue through fees earned on the various services and products offered to its customers and through gains on sales of assets, such as loans, investments, or properties. Offsetting these revenue sources are provisions for credit losses on loans, operating expenses and income taxes.

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	2010	2009
Net income available to common shareholders (in thousands)	$112,029	$53,755
Diluted net income per common share (1)	$0.59	$0.31
Return on average assets	0.78%	0.45%
Return on average common equity (2)	6.29%	3.54%
Return on average tangible common equity (3)	9.39%	5.96%
Net interest margin (4)	3.80%	3.52%
Efficiency ratio	53.49%	57.88%
Non-performing assets to total assets	2.22%	1.83%
Net charge-offs to average loans	1.19%	0.94%

(1)	Net income available to common shareholders divided by diluted weighted average common shares outstanding.
(2)	Net income available to common shareholders divided by average common shareholders’ equity.
(3)	Net income available to common shareholders, as adjusted for intangible amortization (net of tax), divided by average common shareholders’ equity, net of goodwill and intangible assets.
(4)	Presented on a fully taxable-equivalent (FTE) basis, using a 35% Federal tax rate and statutory interest expense disallowances. See also “Net Interest Income” section of Management’s Discussion.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the most significant component of the Corporation’s net income. The Corporation manages the risk associated with changes in interest rates through the techniques described in the “Market Risk” section of Management’s Discussion. Fully taxable-equivalent (FTE) net interest income increased $37.8 million, or 7.0%, to $574.3 million in 2010. This increase was the net result of a $41.1 million decrease in FTE interest income and a $78.9 million decrease in interest expense.

The following table provides a comparative average balance sheet and net interest income analysis for 2010 compared to 2009 and 2008. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these tax-equivalent amounts.

(dollars in thousands)	2010			2009			2008
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income (2)	$11,958,435	$637,438	5.33%	$11,975,899	$655,384	5.47%	$11,595,243	$732,533	6.32%
Taxable inv. securities (3)	2,403,206	96,237	4.00	2,548,810	112,945	4.43	2,228,204	110,220	4.95
Tax-exempt inv. securities (3)	357,427	20,513	5.74	451,828	25,180	5.57	512,920	27,904	5.44
Equity securities (3)	139,292	3,103	2.23	137,070	2,917	2.13	183,216	6,520	3.56

Total investment securities	2,899,925	119,853	4.13	3,137,708	141,042	4.50	2,924,340	144,644	4.95
Loans held for sale	69,157	3,088	4.47	105,067	5,390	5.13	93,085	5,701	6.12
Other interest-earning assets	192,888	505	0.26	21,255	196	0.92	21,503	586	2.71

Total interest-earning assets	15,120,405	760,884	5.04	15,239,929	802,012	5.27	14,634,171	883,464	6.04
Noninterest-earning assets:
Cash and due from banks	268,615			305,410			318,524
Premises and equipment	204,316			203,865			197,967
Other assets (3)	1,114,678			952,597			951,270
Less: Allowance for loan losses	(281,555)			(221,128)			(125,061)

Total Assets	$16,426,459			$16,480,673			$15,976,871

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$2,099,026	$7,341	0.35%	$1,857,081	$7,995	0.43%	$1,714,029	$13,168	0.77%
Savings deposits	3,124,157	19,889	0.63	2,425,864	19,487	0.80	2,152,158	28,520	1.32
Time deposits	5,016,645	95,129	1.90	5,507,090	153,344	2.78	4,502,399	170,426	3.79

Total interest-bearing deposits	10,239,828	122,359	1.19	9,790,035	180,826	1.85	8,368,586	212,114	2.53
Short-term borrowings	587,602	1,455	0.25	1,043,279	3,777	0.36	2,336,526	50,091	2.12
Long-term debt	1,326,449	62,813	4.74	1,712,630	80,910	4.72	1,822,115	81,141	4.45

Total interest-bearing liabilities	12,153,879	186,627	1.54	12,545,944	265,513	2.12	12,527,227	343,346	2.74
Noninterest-bearing liabilities:
Demand deposits	2,104,016			1,847,090			1,647,942
Other	191,398			198,078			191,874

Total Liabilities	14,449,293			14,591,112			14,367,043
Shareholders’ equity	1,977,166			1,889,561			1,609,828

Total Liabs. and Equity	$16,426,459			$16,480,673			$15,976,871

Net interest income/net interest margin (FTE)		574,257	3.80%		536,499	3.52%		540,118	3.70%

Tax equivalent adjustment		(15,511)			(15,545)			(15,970)

Net interest income		$558,746			$520,954			$524,148

(1)	Includes dividends earned on equity securities.
(2)	Includes non-performing loans.
(3)	Includes amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table sets forth a summary of changes in FTE interest income and expense resulting from changes in average balances (volumes) and changes in rates:

	2010 vs. 2009 Increase (decrease) due To change in			2009 vs. 2008 Increase (decrease) due To change in
	Volume	Rate	Net	Volume	Rate	Net
			(in thousands)
Interest income on:
Loans and leases	$(955)	$(16,991)	$(17,946)	$23,414	$(100,563)	$(77,149)
Taxable investment securities	(6,221)	(10,487)	(16,708)	12,787	(10,062)	2,725
Tax-exempt investment securities	(5,398)	731	(4,667)	(3,391)	667	(2,724)
Equity securities	48	138	186	(1,388)	(2,215)	(3,603)
Loans held for sale	(1,669)	(633)	(2,302)	681	(992)	(311)
Other interest-earning assets	541	(232)	309	(7)	(383)	(390)

Total interest-earning assets	$(13,654)	$(27,474)	$(41,128)	$32,096	$(113,548)	$(81,452)

Interest expense on:
Demand deposits	$962	$(1,616)	$(654)	$1,022	$(6,195)	$(5,173)
Savings deposits	5,087	(4,685)	402	3,202	(12,235)	(9,033)
Time deposits	(12,705)	(45,510)	(58,215)	33,428	(50,510)	(17,082)
Short-term borrowings	(1,347)	(975)	(2,322)	(18,535)	(27,779)	(46,314)
Long-term debt	(18,287)	190	(18,097)	(5,023)	4,792	(231)

Total interest-bearing liabilities	$(26,290)	$(52,596)	$(78,886)	$14,094	$(91,927)	$(77,833)

Note:

Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of the direct changes that are attributable to each component.

2010 vs. 2009

FTE interest income decreased $41.1 million, or 5.1%. A 23 basis point, or 4.4%, decrease in average rates resulted in a $27.5 million decrease in interest income, while a $119.5 million, or 0.8%, decrease in average interest-earning assets resulted in a $13.7 million decrease in interest income.

Average loans decreased $17.5 million. The following table summarizes the changes in average loans by type:

			Increase (decrease)
	2010	2009	$	%
	(dollars in thousands)
Real estate - commercial mortgage	$4,333,371	$4,135,486	$197,885	4.8%
Commercial - industrial, financial and agricultural	3,681,692	3,673,654	8,038	0.2
Real estate - home equity	1,642,999	1,665,834	(22,835)	(1.4)
Real estate - residential mortgage	977,909	938,187	39,722	4.2
Real estate - construction	889,267	1,111,863	(222,596)	(20.0)
Consumer	363,066	368,651	(5,585)	(1.5)
Leasing and other	70,131	82,224	(12,093)	(14.7)

Total	$11,958,435	$11,975,899	$(17,464)	(0.1%)

Overall loan demand continued to be weak during 2010 as a result of general economic conditions. In addition, the Corporation continued to manage risk by reducing its exposure in certain loan types, particularly construction loans. As a result, increases resulting from new originations were more than offset by decreases due to repayments and charge-offs.

Geographically, the $197.9 million, or 4.8%, increase in commercial mortgages was within the Corporation’s Pennsylvania ($127.8 million, or 5.9%), Maryland ($31.3 million, or 8.8%), New Jersey ($21.1 million, or 1.8%) and Virginia ($17.6 million, or 5.4%) markets.

The $39.7 million, or 4.2%, increase in residential mortgages was largely due to the Corporation’s retention in portfolio of certain 10 and 15 year fixed rate mortgages and certain adjustable rate mortgages with longer initial repricing terms. The majority of these loans were underwritten to the standards required for sale to third-party investors, however, the Corporation elected to retain them in portfolio to partially mitigate the impact of decreases in average interest-earning assets.

The $222.6 million, or 20.0% decrease in construction loans was primarily due to efforts to decrease credit exposure in this portfolio as new loan originations decreased during the current year. In addition, $66.4 million of charge-offs recorded in 2010 contributed to the decrease. Geographically, the decline was primarily in the Corporation’s Maryland ($91.6 million, or 31.2%), Virginia ($65.8 million, or 23.6%) and New Jersey ($62.4 million, or 28.6%) markets.

The average yield on loans during 2010 of 5.33% represented a 14 basis point, or 2.6%, decrease in comparison to 2009, despite the average prime rate remaining at 3.25% for both 2010 and 2009. The decrease in average yields on loans was attributable to repayments of higher-yielding loans and declining average rates on fixed and adjustable rate loans which, unlike floating rate loans, have a lagged repricing effect. In addition, approximately one-third of the floating rate portfolio is based on an index rate other than prime, such as the one-month London Interbank Offering Rate, or LIBOR, which decreased on average from 2009 to 2010.

Average investments decreased $237.8 million, or 7.6%, due largely to maturities of mortgage-backed securities, state and municipal securities and U.S. government sponsored agency securities, partially offset by an increase in collateralized mortgage obligations. During 2010, the proceeds from the maturities and sales of securities were not fully reinvested into the portfolio because current rates on many investment options were not attractive. The average yield on investments decreased 37 basis points, or 8.2%, from 4.50% in 2009 to 4.13% in 2010, as the reinvestment of cash flows and incremental purchases of taxable investment securities were at yields that were lower than the overall portfolio yield.

Other interest-earning assets increased $171.6 million, or 807.5%, due to a lack of attractive investment alternatives.

Interest expense decreased $78.9 million, or 29.7%, to $186.6 million in 2010 from $265.5 million in 2009. Of this decrease, $52.6 million resulted from a 58 basis point, or 27.4%, decrease in the average cost of total interest-bearing liabilities. The remainder of the decrease in interest expense, $26.3 million, resulted from a $392.1 million, or 3.1%, decrease in average interest-bearing liabilities.

The following table summarizes the changes in average deposits, by type:

			Increase (decrease)
	2010	2009	$	%
	(dollars in thousands)
Noninterest-bearing demand	$2,104,016	$1,847,090	$256,926	13.9%
Interest-bearing demand	2,099,026	1,857,081	241,945	13.0
Savings	3,124,157	2,425,864	698,293	28.8

Total demand and savings	7,327,199	6,130,035	1,197,164	19.5
Time deposits	5,016,645	5,507,090	(490,445)	(8.9)

Total deposits	$12,343,844	$11,637,125	$706,719	6.1%

Total demand and savings accounts increased $1.2 billion, or 19.5%, which was consistent with industry trends as economic conditions have slowed spending and encouraged saving. The increase in noninterest-bearing accounts was primarily due to a $217.8 million, or 17.5%, increase in business account balances. The increase in interest-bearing demand and savings accounts consisted of a $468.6 million, or 17.8%, increase in personal account balances, a $284.9 million, or 30.7%, increase in municipal account balances and a $186.8 million, or 26.1%, increase in business account balances. Growth in business account balances was due, in part, to businesses being required to keep higher balances on hand to offset service fees, as well as a migration away from the Corporation’s cash management products due to low interest rates. The increase in personal account balances was a result of a decrease in customer certificates of deposit as well as the Corporation’s promotional efforts with a focus on building customer relationships.

The $490.4 million decrease in time deposits consisted of a $353.4 million, or 6.6%, decrease in retail customer certificates of deposits and a $137.1 million, or 93.2%, decrease in brokered certificates of deposit. The decrease in customer certificates of deposit was in accounts with original maturity terms of less than one year of $901.6 million, or 33.8%, partially offset by an increase in accounts with original maturity terms of greater than one year of $586.4 million, or 34.4%. As noted above, the decrease in short-term customer certificates of deposit was largely due to customers migrating funds to interest-bearing savings and demand accounts in anticipation of rising rates. The growth in longer-term certificates of deposit was due to the Corporation’s continuing focus on building customer relationships, while at the same time extending funding maturities at reasonable rates over a longer time horizon. The decrease in brokered certificates of deposit occurred because the significant growth in customer funding reduced the need for non-core funding alternatives.

The average cost of interest-bearing deposits decreased 66 basis points, or 35.7%, from 1.85% in 2009 to 1.19% in 2010, primarily due to the maturities of higher-rate certificates of deposit. The average cost of time deposits decreased 88 basis points, or 31.7%. During 2010, $5.2 billion of time deposits matured at a weighted average rate of 1.69%, while $4.9 billion of time deposits were issued at a weighted average rate of 1.11%.

The following table summarizes the changes in average borrowings, by type:

			Increase (decrease)
	2010	2009	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$252,634	$254,662	$(2,028)	(0.8%)
Customer short-term promissory notes	209,766	287,231	(77,465)	(27.0)

Total short-term customer funding	462,400	541,893	(79,493)	(14.7)
Federal funds purchased	125,202	453,268	(328,066)	(72.4)
Federal Reserve Bank borrowings	0	46,137	(46,137)	(100.0)
Other short-term borrowings	0	1,981	(1,981)	(100.0)

Total other short-term borrowings	125,202	501,386	(376,184)	(75.0)

Total short-term borrowings	587,602	1,043,279	(455,677)	(43.7)

Long-term debt:
FHLB Advances	943,118	1,329,482	(386,364)	(29.1)
Other long-term debt	383,331	383,148	183	0.0

Total long-term debt	1,326,449	1,712,630	(386,181)	(22.5)

Total	$1,914,051	$2,755,909	$(841,858)	(30.5%)

The $79.5 million, or 14.7%, decrease in short-term customer funding resulted primarily from customers transferring funds from the cash management program to deposits due to the low interest rate environment. The decreases in Federal funds purchased and Federal Reserve Bank borrowings were due to increases in customer deposit accounts, combined with the decreases in investments and loans, the result of which was a reduced funding need for the Corporation. The $386.4 million decrease in FHLB advances was due to maturities, which were generally not replaced with new advances.

2009 vs. 2008

FTE interest income decreased $81.5 million, or 9.2%. A 77 basis point decrease in average rates resulted in a $113.5 million decrease in interest income. This decrease was partially offset by a $32.1 million increase in interest income realized from a $605.8 million, or 4.1%, increase in average interest-bearing balances.

Contributing to the increase in average interest-earning assets was a $380.7 million, or 3.3%, increase in average loans. During 2009, overall loan growth was slowed as a result of weak economic conditions. Also affecting loan growth was the Corporation’s efforts to reduce credit exposure in certain sectors.

The growth in average loans was primarily due to increases in commercial mortgages ($388.2 million, or 10.4%), commercial loans ($148.0 million, or 4.2%) and home equity loans ($68.6 million, or 4.3%), offset by a decrease in construction loans. Geographically, the increase in commercial mortgages was mainly attributable to increases within the Corporation’s Pennsylvania ($207.3 million, or 10.7%), New Jersey ($80.8 million, or 7.3%) and Maryland ($73.8 million, or 26.1%) markets. The increase in commercial loans was mostly attributable to an increase within the Corporation’s Pennsylvania market of $134.3 million, or 6.0%. The increase in home equity loans was in home equity lines of credit, offset by a decrease in second mortgages.

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

Average investments increased $213.4 million, or 7.3%, primarily due to a $181.1 million increase in student loan auction rate securities, also known as auction rate certificates (ARCs). The Corporation’s investment management and trust division, Fulton Financial Advisors, held ARCs for some of its customers’ accounts. ARCs are structured to allow for their sale in periodic auctions, with fair values that could be derived based on periodic auctions under normal market conditions. Beginning in the second quarter of 2008 and continuing throughout 2009, the Corporation purchased ARCs from customers due to the failure of these periodic auctions, making these previously short-term investments illiquid.

The average yield on investment securities decreased 45 basis points, or 9.1%, from 4.95% in 2008 to 4.50% in 2009 as purchases were at yields that were lower than the overall portfolio yield. Investment yields were also adversely impacted by the reduction or in some cases the suspension of, dividends on equity securities, particularly financial institution stocks and FHLB stocks. The $181.1 million increase in ARCs resulted in a seven basis point decrease in average yield.

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

The Corporation experienced a net increase in total demand and savings accounts of $615.9 million, or 11.2%. The increase in noninterest-bearing accounts was in business account balances, while the increase in interest-bearing demand and savings accounts was in municipal, business and personal account balances. The growth in business account balances was due, in part, to businesses being required to keep higher balances on hand to offset service fees, as well as a movement from the Corporation’s cash management products due to low interest rates. The increase in personal account balances was the result of a reduction in customer spending, in addition to the impact of decreased consumer confidence in equity and debt markets, resulting in a shift to deposits.

Time deposits increased $1.0 billion, or 22.3%. The increase in time deposits occurred primarily in retail customer certificates of deposits. This increase was due to active promotion in the fourth quarter of 2008 and the beginning of 2009. These average deposit increases were used to reduce the Corporation’s short and long-term borrowings.

Short-term borrowings decreased $1.3 billion, or 55.3%, due mainly to an $875.6 million decrease in Federal funds purchased and a $303.2 million decrease in FHLB overnight repurchase agreements, both a result of the increase in deposits. In addition, short-term customer funding decreased $139.7 million due to customers transferring funds from the cash management program to deposits due to the low interest rate environment. Long-term debt decreased $109.5 million, or 6.0%, due to maturities of FHLB advances.

Provision and Allowance for Credit Losses

The Corporation accounts for the credit risk associated with lending activities through its allowance for credit losses and provision for credit losses. The provision is the expense recognized on the consolidated statements of operations to adjust the allowance to its proper balance, as determined through the application of the Corporation’s allowance methodology procedures. These procedures include the evaluation of the risk characteristics of the portfolio and documentation in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” (SAB 102). See the “Critical Accounting Policies” section of Management’s Discussion for a discussion of the Corporation’s allowance for credit loss evaluation methodology.

A summary of the Corporation’s loan loss experience follows:

	2010	2009	2008	2007	2006
	(dollars in thousands)
Loans, net of unearned income outstanding at end of year	$11,933,307	$11,972,424	$12,042,620	$11,204,424	$10,374,323

Daily average balance of loans, net of unearned income	$11,958,435	$11,975,899	$11,595,243	$10,736,566	$9,892,082

Balance of allowance for credit losses at beginning of year	$257,553	$180,137	$112,209	$106,884	$92,847
Loans charged off:
Real estate – construction	66,412	44,909	14,891	0	0
Commercial – industrial, financial and agricultural	35,865	34,761	18,592	6,796	3,013
Real estate – commercial mortgage	28,209	15,530	7,516	851	155
Consumer and home equity	11,210	10,770	5,188	3,678	3,138
Real estate – residential mortgage	6,896	7,056	5,868	355	274
Leasing and other	2,833	6,048	4,804	2,059	389

Total loans charged off	151,425	119,074	56,859	13,739	6,969
Recoveries of loans previously charged off:
Real estate – construction	1,296	1,194	17	0	0
Commercial – industrial, financial and agricultural	4,536	1,679	1,795	1,664	2,863
Real estate – commercial mortgage	1,008	536	286	34	210
Consumer and home equity	1,540	1,678	1,487	1,246	1,289
Real estate – residential mortgage	9	150	143	144	58
Leasing and other	981	1,233	1,433	913	97

Total recoveries	9,370	6,470	5,161	4,001	4,517

Net loans charged off	142,055	112,604	51,698	9,738	2,452
Provision for credit losses	160,000	190,020	119,626	15,063	3,498
Allowance of purchased entities	0	0	0	0	12,991

Balance at end of year	$275,498	$257,553	$180,137	$112,209	$106,884

Components of Allowance for Credit Losses:
Allowance for loan losses	$274,271	$256,698	$173,946	$107,547	$106,884
Reserve for unfunded lending commitments (1)	1,227	855	6,191	4,662	0

Allowance for credit losses	$275,498	$257,553	$180,137	$112,209	$106,884

Selected Asset Quality Ratios:
Net charge-offs to average loans	1.19%	0.94%	0.45%	0.09%	0.02%
Allowance for loan losses to loans outstanding	2.30%	2.14%	1.44%	0.96%	1.03%
Allowance for credit losses to loans outstanding	2.31%	2.15%	1.50%	1.00%	1.03%
Non-performing assets (2) to total assets	2.22%	1.83%	1.35%	0.76%	0.39%
Non-performing assets to total loans and Other Real Estate Owned (OREO)	3.02%	2.54%	1.82%	1.08%	0.56%
Non-accrual loans to total loans	2.35%	1.99%	1.34%	0.68%	0.32%
Allowance for credit losses to non-performing loans	83.80%	91.42%	91.38%	105.93%	198.87%
Non-performing assets to tangible common shareholders’ equity and allowance for credit losses	22.50%	24.00%	19.68%	11.71%	6.03%

(1)	Reserve for unfunded lending commitments recorded within other liabilities on the consolidated balance sheets.
(2)	Includes accruing loans past due 90 days or more.

The Corporation’s provision for credit losses for 2010 totaled $160.0 million, a $30.0 million, or 15.8%, decrease from the $190.0 million provision for credit losses in 2009. During 2010, the level of non-performing assets and net charge-offs increased in comparison to 2009, however, additional provisions for credit losses were not needed as allowance allocations were considered to be sufficient.

Net charge-offs increased $29.5 million, or 26.2%, to $142.1 million in 2010 from $112.6 million in 2009. The increase in net charge-offs was primarily due to increases in construction loan net charge-offs ($21.4 million, or 49.0%) and commercial mortgage net charge-offs ($12.2 million, or 81.4%), partially offset by declines in consumer and other net charge-offs ($2.4 million, or 17.1%) and commercial loan net charge-offs ($1.8 million, or 5.3%).

Of the $142.1 million of net charge-offs recorded in 2010, 27.5% were for loans originated by the Corporation’s banks in New Jersey, 24.9% in Pennsylvania, 23.2% in Virginia and 20.8% in Maryland. During 2010, individual charge-offs of $1.0 million or greater totaled approximately $76 million, of which approximately $52 million were for construction or land development loans, approximately $12 million were for commercial mortgages loans, and approximately $12 million were for commercial loans. For 2009, individual charge-offs of $1.0 million or greater totaled approximately $47 million, of which approximately $25 million were for construction or land development loans, approximately $14 million were for commercial loans, approximately $6 million were for commercial mortgages and approximately $2 million was related to a lease of commercial equipment.

The following table presents the aggregate amount of non-accrual and past due loans and OREO:

	December 31
	2010	2009	2008	2007	2006
	(in thousands)
Non-accrual loans (1) (2) (3)	$280,688	$238,360	$161,962	$76,150	$33,113
Accruing loans past due 90 days or more (2)	48,084	43,359	35,177	29,782	20,632

Total non-performing loans	328,772	281,719	197,139	105,932	53,745
OREO	32,959	23,309	21,855	14,934	4,103

Total non-performing assets	$361,731	$305,028	$218,994	$120,866	$57,848

(1)

In 2010, the total interest income that would have been recorded if non-accrual loans had been current in accordance with their original terms was approximately $20.3 million. The amount of interest income on non-accrual loans that was included in 2010 income was approximately $2.2 million.

(2)

Accrual of interest is generally discontinued when a loan becomes 90 days past due as to principal and interest. When interest accruals are discontinued, interest credited to income is reversed. Non-accrual loans may be restored to accrual status when all delinquent principal and interest has been paid currently for six consecutive months or the loan is considered secured and in the process of collection. Certain loans, primarily adequately collateralized mortgage loans, may continue to accrue interest after reaching 90 days past due.

(3)

Excluded from the amounts presented as of December 31, 2010 were $327.5 million in loans where possible credit problems of borrowers have caused management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms. These loans were reviewed individually for impairment under the Financial Accounting Standards Board’s Accounting Standards Codification Section 310-10-35, but continue to accrue interest and are, therefore, not included in non-accrual loans. Non-accrual loans include $246.1 million of impaired loans.

The following table presents loans whose terms were modified under troubled debt restructurings as of December 31:

	2010	2009
	(in thousands)
Real estate – residential mortgage	$37,826	$24,639
Real estate – commercial mortgage	18,778	15,997
Commercial – industrial, financial and agricultural	5,502	1,459
Real estate – construction	5,440	0
Consumer	263	0

Total accruing troubled debt restructurings	67,809	42,095
Non-accrual troubled debt restructurings (1)	51,175	15,875

Total troubled debt restructurings	$118,984	$57,970

(1)

Included within non-accrual loans in the preceding table. Non-accrual troubled debt restructurings include $22.4 million and $2.9 million of loans that were modified after being placed on non-accrual status as of December 31, 2010 and 2009.

The following table summarizes the Corporation’s non-performing loans, by type, as of the indicated dates:

	December 31
	2010	2009	2008	2007	2006
	(in thousands)
Real estate – commercial mortgage	$93,720	$61,052	$41,745	$14,515	$8,776
Commercial – industrial, financial and agricultural	87,455	69,604	40,294	27,715	21,706
Real estate – construction	84,616	92,841	80,083	30,927	13,385
Real estate – residential mortgage	50,412	45,748	26,304	25,774	7,085
Real estate – home equity	10,188	10,790	6,766	1,991	976
Consumer	2,154	1,529	1,608	2,750	1,817
Leasing	227	155	339	2,260	0

Total non-performing loans	$328,772	$281,719	$197,139	$105,932	$53,745

Non-performing loans increased $47.1 million, or 16.7%, to $328.8 million as of December 31, 2010. The increase was primarily due to a $32.7 million, or 53.5%, increase in non-performing commercial mortgages, a $17.9 million, or 25.6%, increase in non-performing commercial loans and a $4.7 million, or 10.2%, increase in non-performing residential mortgages, offset by an $8.2 million, or 8.9%, decrease in non-performing construction loans.

The increase in non-performing commercial mortgages and commercial loans was a result of the prolonged weak economic conditions continuing to put stress on business customers. Geographically, the $32.7 million increase in non-performing commercial mortgages was due to increases in the New Jersey ($11.8 million, or 36.5%), Pennsylvania ($10.9 million, or 50.7%) and Delaware ($6.0 million, or 254.5%) markets. The $17.9 million increase in non-performing commercial loans was primarily in the Pennsylvania market. The $4.7 million increase in non-performing residential mortgages was primarily in the New Jersey market.

The $8.2 million decrease in non-performing construction loans was due to the $66.4 million of charge-offs recorded in 2010, partially offset by additions to non-accrual construction loans. Geographically, the decrease in non-performing construction loans was in the Maryland ($8.9 million, or 22.4%), Pennsylvania ($7.5 million, or 52.9%) and New Jersey ($4.5 million, or 22.3%) markets, partially offset by an increase in the Virginia ($12.1 million, or 64.8%) market.

The following table summarizes the Corporation’s OREO, by property type, as of December 31:

	2010	2009
	(in thousands)
Commercial properties	$15,916	$5,525
Residential properties	12,635	15,250
Undeveloped land	4,408	2,534

Total OREO	$32,959	$23,309

The following table summarizes loan delinquency rates, by type, as of December 31:

	2010			2009
	31-89 Days	≥ 90 Days	Total	31-89 Days	≥ 90 Days	Total
Real estate – construction	0.91%	10.56%	11.47%	0.70%	9.43%	10.13%
Commercial – industrial, financial and agricultural	0.36	2.36	2.72	0.63	1.88	2.51
Real estate – commercial mortgage	0.56	2.14	2.70	0.91	1.42	2.33
Real estate – residential mortgage	3.65	5.06	8.71	4.12	5.00	9.12
Consumer, home equity, leasing and other	0.88	0.61	1.49	1.12	0.60	1.72

Total	0.83%	2.76%	3.59%	1.09%	2.35%	3.44%

The following table summarizes the allocation of the allowance for loan losses by loan type:

	2010		2009		2008		2007		2006
					(dollars in thousands)
	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category
Commercial - industrial, financial and agricultural	$101,436	31.0%	$96,901	30.9%	$66,147	30.2%	$53,194	30.6%	$52,942	28.6%
Real estate - construction	58,117	6.7	67,388	8.2	32,917	10.5	1,174	12.2	1,383	13.9
Real estate - commercial mortgage	40,831	36.8	32,257	35.9	42,402	33.4	31,542	31.0	34,606	30.9
Real estate - residential mortgage	17,425	8.3	13,704	7.7	7,158	8.1	2,868	7.6	1,208	6.7
Consumer, Home Equity, Leasing & other	14,963	17.2	13,620	17.3	8,167	17.8	8,142	18.6	6,475	19.9
Unallocated	41,499	N/A	32,828	N/A	17,155	N/A	10,627	N/A	10,270	N/A

	$274,271	100.0%	$256,698	100.0%	$173,946	100.0%	$107,547	100.0%	$106,884	100.0%

N/A – Not applicable.

The provision for credit losses is determined by the allowance allocation process, whereby an estimated need is allocated to impaired loans, as defined by the Financial Accounting Standards Board’s Accounting Standards Codification (FASB ASC) Section 310-10-35, or to pools of loans under FASB ASC Subtopic 450-20. The allocation is based on risk factors, collateral levels, economic conditions and other relevant factors, as appropriate. The Corporation also maintains an unallocated allowance for factors or conditions that exist at the balance sheet date, but are not specifically identifiable. Management believes such an unallocated allowance, which was approximately 15% as of December 31, 2010, is reasonable and appropriate as the estimates used in the allocation process are inherently imprecise. See additional disclosures in Note A, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements and “Critical Accounting Policies,” in Management’s Discussion. Management believes that the allowance for loan losses balance of $274.3 million as of December 31, 2010 is sufficient to cover losses inherent in the loan portfolio.

Other Income and Expenses

2010 vs. 2009

Other Income

The following table presents the components of other income for the past two years:

			Increase (decrease)
	2010	2009	$	%
	(dollars in thousands)
Overdraft fees	$35,612	$35,964	$(352)	(1.0%)
Cash management fees	9,775	11,399	(1,624)	(14.2)
Other	13,205	13,087	118	0.9

Service charges on deposit accounts	58,592	60,450	(1,858)	(3.1)
Debit card income	15,870	13,148	2,722	20.7
Merchant fees	8,509	7,476	1,033	13.8
Foreign currency processing income	8,193	6,573	1,620	24.6
Letter of credit fees	5,364	6,387	(1,023)	(16.0)
Other	7,087	6,841	246	3.6

Other service charges and fees	45,023	40,425	4,598	11.4
Investment management and trust services	34,173	32,076	2,097	6.5
Mortgage banking income	29,304	25,061	4,243	16.9
Credit card income	6,115	5,472	643	11.8
Gains on sales of OREO	2,582	1,925	657	34.1
Other income	8,412	9,372	(960)	(10.2)

Total, excluding investment securities gains	184,201	174,781	9,420	5.4
Investment securities gains	701	1,079	(378)	(35.0)

Total	$184,902	$175,860	$9,042	5.1%

The $352,000, or 1.0%, decrease in overdraft fees was a result of newly enacted regulations which took effect in August of 2010, which require customers to affirmatively consent to the payment of certain types of overdrafts. Partially offsetting the effect of these regulations was growth in fees largely due to an increase in transaction volumes. The $1.6 million, or 14.2%, decrease in cash management fees was due to customers transferring funds from the cash management program to deposits due to the low interest rate environment. Average cash management balances decreased 14.7% in 2010 in comparison to 2009.

The $2.7 million, or 20.7%, increase in debit card income reflected an increase in transaction volumes due partially to the introduction of a new rewards points program in 2010. The Federal Reserve recently issued proposed pricing guidelines regarding interchange income on certain debit card transactions. In 2010, the Corporation’s debit card interchange income that would be subject to these regulations totaled $15.9 million. If the regulations are enacted as proposed, this interchange income would decline by approximately $9.7 million in 2011.

The $1.0 million, or 13.8%, increase in merchant fees and the $1.6 million, or 24.6%, increase in foreign currency processing income were both due to increases in transaction volumes. The Corporation’s Fulton Bank, N.A. subsidiary has a foreign currency payment processing division that has achieved significant growth over the past two years, contributing to the increase in foreign currency processing income. The $1.0 million, or 16.0%, decrease in letter of credit fees was due to a decrease in the balance of letters of credit outstanding from $588.7 million at December 31, 2009 to $520.5 million at December 31, 2010.

The $2.1 million, or 6.5%, increase in investment management and trust services was due primarily to a $2.8 million, or 28.2%, increase in brokerage revenue, partially offset by a $716,000, or 3.2%, decrease in trust commissions. Throughout 2009, the Corporation expanded its brokerage operations by adding to its sales staff and transitioning from a transaction-based revenue model to a relationship-based model, which generates fees based on the values of assets under management rather than transaction volume. In 2010, the effect of these fully-implemented changes resulted in a positive impact to brokerage revenue.

The $4.2 million increase in mortgage banking income included a $4.9 million increase in gains on sales of mortgage loans, offset by a $631,000 decrease in mortgage servicing income. During 2010, the Corporation recorded a $3.3 million increase to mortgage banking income resulting from a correction of its methodology for determining the fair value of its commitments to originate fixed-rate residential mortgage loans for sale, also referred to as interest rate locks. See Note A, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for additional details. Adjusting for the impact of this change, mortgage banking income increased $2.3 million, or 9.1%, due to an increase in the margins on loans sold in 2010, partially offset by lower sales volumes. Total loans sold in 2010 were $1.6 billion, compared to $2.1 billion of loans sold in 2009. The $571.2 million, or 26.8%, decrease in loans sold was due to a decrease in refinance volumes. Refinances accounted for 60% of sale volumes in 2010, compared to 70% in 2009. The decrease in mortgage servicing income was due to a $550,000 increase to the mortgage servicing rights valuation allowance as expected prepayment speeds increased during the year.

The $643,000, or 11.8%, increase in credit card income was primarily due to an increase of transactions on credit cards previously originated, which generate fees under a joint marketing agreement with an independent third party. Total gains on sales of OREO were approximately $2.6 million in 2010, a $657,000, or 34.1%, increase from 2009. This increase was due to an increase in gains on properties sold, despite a decrease in the number of properties sold. The $960,000, or 10.2%, decrease in other income was primarily due to a decrease in title search fee income, as a result of lower volumes of residential mortgage loans originated.

Investment securities gains of $701,000 for 2010 included $14.7 million of net gains on the sales of securities, partially offset by other-than-temporary impairment charges of $14.0 million. During 2010, the Corporation recorded $12.0 million of other-than-temporary impairment charges for pooled trust preferred securities issued by financial institutions and $2.0 million of other-than-temporary impairment charges for financial institutions stocks. The $1.1 million of investment securities gains for 2009 resulted from $14.5 million of net gains on sales of debt securities, partially offset by $9.5 million of other-than-temporary impairment charges for pooled trust preferred securities issued by financial institutions and $3.8 million of other-than-temporary impairment charges for financial institutions stocks. See Note C, “Investment Securities” in the Notes to Consolidated Financial Statements for additional details.

Other Expenses

The following table presents the components of other expenses for each of the past two years:

			Increase (decrease)
	2010	2009	$	%
	(dollars in thousands)
Salaries and employee benefits	$216,487	$218,812	$(2,325)	(1.1%)
Net occupancy expense	43,533	42,040	1,493	3.6
FDIC insurance premiums	19,715	26,579	(6,864)	(25.8)
Data processing	13,263	14,432	(1,169)	(8.1)
Equipment expense	11,692	12,820	(1,128)	(8.8)
Professional fees	11,523	9,099	2,424	26.6
Marketing	11,163	8,915	2,248	25.2
OREO and repossession expenses	10,023	8,866	1,157	13.0
Telecommunications	8,543	8,608	(65)	(0.8)
Supplies	5,633	5,637	(4)	(0.1)
Postage	5,306	5,292	14	0.3
Intangible amortization	5,240	5,747	(507)	(8.8)
Operating risk loss	3,025	7,550	(4,525)	(59.9)
Other	45,761	43,065	2,696	6.3

Total	$410,907	$417,462	$(6,555)	(1.6%)

Salaries and employee benefits decreased $2.3 million, or 1.1%, with salaries increasing $210,000, or 0.1%, and employee benefits decreasing $2.5 million, or 6.2%. The moderate increase in salaries expense was due to the ending of a 12-month freeze on merit increases in March 2010, which was largely offset by a 2.0% decrease in average full-time equivalent employees, from approximately 3,600 in 2009 to approximately 3,530 in 2010, and an $813,000 decrease in incentive compensation expenses.

The decrease in employee benefits was primarily due to a $2.2 million decrease in healthcare claims costs due in part to a change in employee deductibles, a $932,000 decrease in defined benefit pension plan expense due to a higher return on plan assets and a decrease in severance expense, primarily due to $808,000 of severance expense recorded in 2009 related to the consolidation of the Corporation’s Columbia Bank subsidiary’s back office functions. These decreases were partially offset by an increase in accruals for compensated absences.

The $1.5 million, or 3.6%, increase in net occupancy expense was due to higher maintenance expense, primarily snow removal and utilities costs. The $6.9 million, or 25.8%, decrease in FDIC insurance expense was due to the impact of the $7.7 million special assessment recorded in 2009 and the Corporation opting out of the Transaction Account Guarantee program in mid-year 2010. The impact of these decreases was partially offset by an increase in FDIC assessment rates.

The $1.2 million, or 8.1%, decrease in data processing expense was primarily due to savings realized from the consolidation of back office functions the Corporation’s Columbia Bank subsidiary during 2009. The $1.1 million, or 8.8%, decrease in equipment expense was largely due to a decrease in depreciation expense and an increase in certain vendor rebates in 2010. The $2.4 million, or 26.6%, increase in professional fees was due to increased legal costs associated with the collection and workout efforts for non-performing loans, in addition to an increase in regulatory fees. The $2.2 million, or 25.2%, increase in marketing expenses was due to new promotional campaigns initiated in 2010. The $1.2 million, or 13.0%, increase in OREO and repossession expense was due primarily to increased costs associated with the repossession of foreclosed assets and a net increase in provisions and losses on sales of OREO. Total losses on sales of OREO were approximately $3.0 million in 2010. Combined with net gains on sales of OREO of $2.6 million, realized in other income, net losses on sales were approximately $450,000.

The $4.5 million, or 59.9%, decrease in operating risk loss was due a $6.2 million charge recorded in 2009 related to the Corporation’s commitment to purchase illiquid ARCs from customer accounts. The Corporation did not record any charges related to this guarantee in 2010 as all remaining customer ARCs were purchased during 2009. Partially offsetting this increase was the effect of $600,000 of credits, recorded in 2009, related to a reduction in the Corporation’s accrual for potential repurchases of previously sold residential mortgage and home equity loans.

The $2.7 million, or 6.3%, increase in other expenses included a $1.1 million increase in software maintenance costs, mainly due to upgrades in desktop software for virtually all employees, an $809,000 increase in student loan lender expense as a result of the low interest rate environment and a $376,000 increase in provision for debit card rewards points earned.

2009 vs. 2008

Other Income

Other income for 2009 increased $61.9 million, or 54.4%, in comparison to 2008. Excluding investment security gains and losses and the $13.9 million gain on the sale of the Corporation’s credit card portfolio in 2008, other income increased $16.6 million, or 10.5%.

Service charges on deposit accounts decreased $1.2 million, or 1.9%, due to a $1.9 million, or 14.1%, decrease in cash management fees, as customers transferred funds from the cash management program to deposits due to the low interest rate environment, offset by a $640,000, or 1.8%, increase in overdraft fees. Other service charges and fees increased $1.3 million, or 3.4%, due to a $1.6 million, or 13.6%, increase in debit card fees as transaction volumes increased.

Mortgage banking income increased $14.4 million, or 135.8%, due to an increase in gains on sales of mortgage loans resulting from an increase in the volume of loans sold from $648.1 million in 2008 to $2.1 billion in 2009. The $1.5 billion, or 229.0%, increase in loans sold was mainly due to an increase in refinance activity, as mortgage rates dropped to historic lows. Refinances accounted for approximately 70% of sales volumes in 2009, compared to approximately 43% in 2008. Also contributing to the increase in mortgage banking income was a $1.0 million mortgage servicing rights impairment charge recorded in 2008.

Credit card income increased $1.9 million, or 52.6%, primarily due to twelve months of revenue being earned in 2009 compared to less than nine months earned during 2008, as the Corporation’s agreement with the purchaser of the credit card portfolio was executed during the second quarter of 2008. The $1.2 million, or 183.5%, increase in gains on sales of OREO was due to an increase in the number of properties sold in 2009.

Investment securities gains of $1.1 million for 2009 included $14.5 million of net gains on the sales of debt securities, partially offset by other-than-temporary impairment charges of $13.4 million. During 2009, the Corporation recorded $9.5 million of other-than-temporary impairment charges for pooled trust preferred securities issued by financial institutions and $3.8 million of other-than-temporary impairment charges for financial institutions stocks. The $58.2 million of investment securities losses for 2008 were primarily a result of $43.1 million of other-than-temporary impairment charges for financial institutions stocks and $15.8 million of other-than-temporary impairment charges for pooled trust preferred securities issued by financial institutions.

Other Expenses

Other expenses for 2009 decreased $82.0 million, or 16.4%, in comparison to 2008, due to a $90.0 million goodwill impairment charge recorded in 2008. Excluding the 2008 goodwill impairment charge, other expenses increased $8.0 million, or 2.0%.

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

The increase in employee benefits was primarily due to a $1.8 million, or 9.2%, increase in healthcare costs as claims increased, a $1.9 million increase in defined benefit pension plan expense due to a lower return on plan assets and $1.1 million in severance expense primarily related to the consolidation of back office functions at the Corporation’s Columbia Bank subsidiary. These increases were offset by a $962,000 decrease in accruals for compensated absences and a $602,000 decrease in postretirement plan expense due to a reduction in benefits covered.

FDIC insurance expense increased $22.0 million, or 482.6%, due to a $7.7 million special assessment in 2009, in addition to an increase in assessment rates, which were effective January 1, 2009. Gross FDIC insurance premiums for 2009, excluding the special assessment, were $18.8 million before applying $114,000 of one-time credits. For 2008, gross FDIC insurance premiums were $7.0 million, before applying $2.4 million of one-time credits.

In November 2009, the FDIC issued a ruling requiring financial institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. As a result, the Corporation pre-paid $70.2 million of FDIC insurance assessments in the fourth quarter of 2009.

Data processing expense decreased $1.2 million, or 7.8%, due to savings realized from the consolidation of back office functions at the Corporation’s Columbia Bank subsidiary, as well as reductions in costs for certain renegotiated vendor contracts. Professional fees increased $1.5 million, or 19.4%, primarily due to increased legal costs associated with the collection and workout efforts for non-performing loans. Marketing expenses decreased $4.4 million, or 32.8%, due to an effort to reduce discretionary spending and the timing of promotional campaigns. OREO and repossession expenses increased $2.6 million, or 41.4%, due to an increase in foreclosures. Intangible amortization decreased $1.4 million, or 19.8%, realized mainly in core deposit intangible assets, which are amortized on an accelerated basis, with lower expense in later years.

Operating risk loss decreased $16.8 million, or 68.9%, due to a $13.6 million reduction in charges related to the Corporation’s commitment to purchase ARCs from customer accounts and a $2.9 million decrease in losses on the actual and potential repurchase of residential mortgage and home equity loans previously sold in the secondary market.

Other expenses increased $985,000, or 2.3%, including a $1.9 million increase in student loan lender expense and the impact of a $1.4 million reversal of litigation reserves in 2008 associated with the Corporation’s share of indemnification liabilities with Visa. Offsetting these increases was a $1.7 million decrease in consulting fees, due primarily to certain information technology initiatives in 2008 that did not recur in 2009, and a $1.1 million decrease in travel and entertainment expense, due to efforts to reduce discretionary spending.

Income Taxes

Income tax expense for 2010 was $44.4 million, an increase of $29.0 million, or 188.2%, from 2009. Income tax expense for 2009 decreased $9.2 million, or 37.3%, from 2008. The Corporation’s effective tax rate (income taxes divided by income before income taxes) was 25.7%, 17.2% and 129.6% in 2010, 2009 and 2008, respectively. The effective tax rate for 2008 was significantly impacted by a $90.0 million goodwill impairment charge recorded in 2008, which was not deductible for income tax purposes. Excluding the impact of the goodwill charge, the Corporation’s effective tax rate for 2008 was 22.6%.

The Corporation’s effective tax rates are generally lower than the 35% Federal statutory rate due to investments in tax-free municipal securities and Federal tax credits earned from investments in low and moderate-income housing partnerships (LIH Investments). Net credits associated with LIH investments were $5.7 million, $4.7 million and $3.9 million in 2010, 2009 and 2008, respectively.

The effective rate for 2010 is higher than 2009 due to non-taxable income and tax credits having a smaller impact on the effective tax rate due to the higher level of income before income taxes in 2010.

For additional information regarding income taxes, see Note K, “Income Taxes,” in the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets for the Corporation.

	December 31		Increase (decrease)
	2010	2009	$	%
	(dollars in thousands)
Assets:
Cash and due from banks	$198,954	$284,508	$(85,554)	(30.1%)
Other earning assets	117,237	101,975	15,262	15.0
Investment securities	2,861,484	3,267,086	(405,602)	(12.4)
Loans, net of allowance	11,659,036	11,715,726	(56,690)	(0.5)
Premises and equipment	208,016	204,203	3,813	1.9
Goodwill and intangible assets	547,979	552,563	(4,584)	(0.8)
Other assets	682,548	509,574	172,974	33.9

Total Assets	$16,275,254	$16,635,635	$(360,381)	(2.2%)

Liabilities and Shareholders’ Equity:
Deposits	$12,388,581	$12,097,914	$290,667	2.4%
Short-term borrowings	674,077	868,940	(194,863)	(22.4)
Long-term debt	1,119,450	1,540,773	(421,323)	(27.3)
Other liabilities	212,757	191,526	21,231	11.1

Total Liabilities	14,394,865	14,699,153	(304,288)	(2.1)

Preferred stock	0	370,290	(370,290)	(100.0)
Common shareholders’ equity	1,880,389	1,566,192	314,197	20.1

Total Shareholders’ Equity	1,880,389	1,936,482	(56,093)	(2.9)

Total Liabilities and Shareholders’ Equity	$16,275,254	$16,635,635	$(360,381)	(2.2%)

Total assets decreased $360.4 million, or 2.2%, to $16.3 billion as of December 31, 2010, from $16.6 billion as of December 31, 2009. Decreases in investment securities and loans, net of the allowance for loan losses, were partially offset by an increase in other assets. Total liabilities decreased $304.3 million, or 2.1%, due to a decrease in borrowings, partially offset by an increase in deposits.

During 2010, soft loan demand and a lack of attractive investment alternatives resulting from the low interest rate environment prevented the Corporation from effectively utilizing funds generated by the maturities of investment securities and deposit growth. As a result, excess funds were used to reduce wholesale funding in the form of short and long-term borrowings. The discussion that follows provides more details on the changes in specific balance sheet line items.

Investment Securities

The following table presents the carrying amount of investment securities held to maturity (HTM) and available for sale (AFS) as of the dates shown:

	December 31
	2010			2009			2008
	HTM	AFS	Total	HTM	AFS	Total	HTM	AFS	Total
	(in thousands)
U.S. Government securities	$0	$1,649	$1,649	$0	$1,325	$1,325	$0	$14,628	$14,628
U.S. Government sponsored agency securities	6,339	5,058	11,397	6,713	91,956	98,669	6,782	77,002	83,784
State and municipal	346	349,563	349,909	503	415,773	416,276	825	523,536	524,361
Corporate debt securities	0	124,786	124,786	0	116,739	116,739	25	119,894	119,919
Collateralized mortgage obligations	0	1,104,058	1,104,058	0	1,122,996	1,122,996	0	504,193	504,193
Mortgage-backed securities	1,066	871,472	872,538	1,484	1,080,024	1,081,508	2,004	1,141,351	1,143,355
Auction rate securities	0	260,679	260,679	0	289,203	289,203	0	195,900	195,900

Total debt securities	7,751	2,717,265	2,725,016	8,700	3,118,016	3,126,716	9,636	2,576,504	2,586,140
Equity securities	0	136,468	136,468	0	140,370	140,370	0	138,701	138,701

Total	$7,751	$2,853,733	$2,861,484	$8,700	$3,258,386	$3,267,086	$9,636	$2,715,205	$2,724,841

Total investment securities decreased $405.6 million, or 12.4%, to $2.9 billion at December 31, 2010. During 2010, proceeds from the sales and maturities of collateralized mortgage obligations and mortgage-backed securities were not fully reinvested in the investment portfolio due to few attractive investment options in the low rate environment in existence for most of 2010.

The Corporation classified 99.7% of its investment portfolio as available for sale as of December 31, 2010 and, as such, these investments were recorded at their estimated fair values. The net unrealized gain on available for sale investment securities at December 31, 2010 was $30.8 million, compared to a net unrealized gain of $25.6 million as of December 31, 2009. During 2010, improvements in the fair values of corporate debt securities, mainly as a result of unrealized losses on pooled trust preferred securities being realized through other-than-temporary impairment charges recorded in 2010, were partially offset by a decrease in holding gains on collateralized mortgage obligations and mortgage-backed securities and an increase in holding losses on ARCs.

Loans

The following table presents loans outstanding, by type, as of the dates shown:

	December 31
	2010	2009	2008	2007	2006
	(in thousands)
Real estate – commercial mortgage	$4,375,980	$4,292,300	$4,016,700	$3,480,958	$3,202,706
Commercial – industrial, financial and agricultural	3,704,384	3,699,198	3,635,544	3,427,085	2,965,186
Real estate – home equity	1,641,777	1,644,260	1,695,398	1,501,231	1,455,439
Real estate – residential mortgage	995,990	921,741	972,797	848,901	696,568
Real estate – construction	801,185	978,267	1,269,330	1,366,923	1,440,180
Consumer	350,161	360,698	365,692	500,708	523,066
Leasing and other	71,028	83,675	97,687	89,383	100,711

Gross loans	11,940,505	11,980,139	12,053,148	11,215,189	10,383,856
Unearned income	(7,198)	(7,715)	(10,528)	(10,765)	(9,533)

Loans, net of unearned income	$11,933,307	$11,972,424	$12,042,620	$11,204,424	$10,374,323

Total loans, net of unearned income, decreased $39.1 million, or 0.3%, mainly due to a combination of lower demand and continuing efforts to manage credit exposures. Construction loans decreased $177.1 million, or 18.1%, due to efforts by the Corporation to reduce credit exposure in this sector, and $66.4 million in construction loan charge-offs during 2010. Offsetting this decrease was an $83.7 million, or 1.9%, increase in commercial mortgages and a $74.2 million, or 8.1%, increase in residential mortgages.

During 2010, continued weak economic conditions hampered overall commercial loan and commercial mortgage loan growth. The increase in residential mortgages was largely due to the Corporation’s retention in portfolio of certain 10 and 15 year fixed rate mortgages and certain adjustable rate mortgages with longer initial repricing terms. The majority of these loans were underwritten to the standards required for sale to third-party investors, however, the Corporation elected to retain them in portfolio to partially mitigate the impact of a decrease in interest-earning assets.

Approximately $5.2 billion, or 43.4%, of the Corporation’s loan portfolio was in commercial mortgage and construction loans as of December 31, 2010. The Corporation does not have a concentration of credit risk with any single borrower, industry or geographical location. However, the performance of real estate markets and general economic conditions adversely impacted the performance of these loans throughout 2010.

Other Assets

Cash and due from banks decreased $85.6 million, or 30.1%, as balances on deposit with the Federal Reserve Bank, totaling $73.2 million at December 31, 2009, were reclassified to interest-bearing deposits during 2010.

Other earning assets increased $15.3 million, or 15.0%, primarily due to an increase in interest-bearing deposits with other banks as a result of the reclassification of the Federal Reserve Bank balances discussed above, which had declined to $13.9 million at December 31, 2010. Premises and equipment increased $3.8 million, or 1.9%, to $208.0 million. The increase reflects additions primarily for the construction of new branch facilities, offset by depreciation and the sales of branch and office facilities during 2010. Goodwill and intangible assets decreased $4.6 million, or 0.8%, due to the amortization of intangible assets.

Other assets increased $173.0 million, or 33.9%, to $682.5 million due primarily to $142.9 million of investment securities sales that had not settled as of December 31, 2010, a $25.1 million increase in low and moderate-income housing partnership investments, a $9.7 million increase in OREO and a $6.7 million increase in net mortgage servicing rights, partially offset by an $18.1 million decrease in prepaid FDIC assessments, which were amortized to expense in 2010.

Deposits and Borrowings

Deposits increased $290.7 million, or 2.4%, to $12.4 billion as of December 31, 2010. During 2010, total non-interest and interest bearing demand and savings deposits increased $974.6, or 14.4%, and time deposits decreased $683.9 million, or 12.9%. The increase in non-interest bearing accounts was in business accounts, while the increase in interest-bearing accounts was in personal and municipal accounts. Growth in business accounts was due, in part, to businesses being required to keep higher balances on hand to offset service fees, as well as a migration away from the Corporation’s cash management products due to low interest rates. The increase in personal accounts was primarily due to a reduction in consumer spending and a reduction in customer certificates of deposit. The decrease in time deposits resulted from a $672.6 million, or 12.7%, decrease in customer certificates of deposit and an $11.3 million, or 66.2%, decrease in brokered certificates of deposit. The decrease in customer certificates of deposit was in accounts with original maturity terms of less than one year of $749.1 million, or 33.7%, partially offset by an increase in accounts with original maturity terms of greater than one year of $238.7 million, or 11.4%.

Short-term borrowings decreased $194.9 million, or 22.4%, due to a decrease in Federal funds purchased of $110.2 million and short-term customer funding of $84.6 million. Long-term debt decreased $421.3 million, or 27.3%, as a result of the maturity of FHLB advances.

Other Liabilities

Other liabilities increased $21.2 million, or 11.1%. The increase was primarily due to a $26.5 million of investment security purchases executed prior to December 31, 2010, but not settled until after December 31, 2010.

Shareholders’ Equity

Total shareholders’ equity decreased $56.1 million, or 2.9%, to $1.9 billion, or 11.6% of total assets as of December 31, 2010. The decrease was due to the redemption of $376.5 million of preferred stock and the $10.8 million repurchase of the outstanding common stock warrant, both previously held by the UST, and $35.7 million of dividends on common and preferred shares. Partially offsetting these decreases were $226.3 million of net proceeds received in connection with the Corporation’s common stock offering in May 2010 and $128.3 million of net income.

On December 23, 2008, the Corporation entered into a Securities Purchase Agreement with the UST pursuant to which the Corporation sold to the UST, for an aggregate purchase price of $376.5 million, 376,500 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (preferred stock), par value $1,000 per share, and a warrant to purchase up to 5.5 million shares of common stock, par value $2.50 per share.

At issuance, the $376.5 million of proceeds was allocated to the preferred stock and the warrant based on their relative fair values ($368.9 million was allocated to the preferred stock and $7.6 million to the warrant). The fair value of the preferred stock was estimated using a discounted cash flows model assuming a 10% discount rate and a five-year term. The difference between the initial value allocated to the preferred stock of approximately $368.9 million and the liquidation value of $376.5 million was charged to retained earnings as an adjustment to the dividend yield using the effective yield method.

On May 5, 2010, the Corporation issued 21.8 million shares of its common stock, in an underwritten public offering, for net proceeds of $226.3 million, net of underwriting discounts and commissions. On July 14, 2010 the Corporation redeemed all 376,500 outstanding shares of its Series A preferred stock with a total payment to the UST of $379.6 million, consisting of $376.5 million of principal and $3.1 million of dividends. The preferred stock had a carrying value of $371.0 million on the redemption date. Upon redemption, the remaining $5.5 million preferred stock discount was recorded as a reduction to net income available to common shareholders.

On September 8, 2010, the Corporation repurchased the outstanding common stock warrant for the purchase of 5.5 million shares of its common stock, for $10.8 million, completing the Corporation’s participation in the UST’s CPP. Upon repurchase, the common stock warrant had a carrying value of $7.6 million. The repurchase price of $10.8 million was recorded as a reduction to additional paid-in capital on the statement of shareholders’ equity and comprehensive income.

The Corporation and its subsidiary banks are subject to regulatory capital requirements administered by various banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital to average assets (as defined). As of December 31, 2010, the Corporation and each of its bank subsidiaries met the minimum capital requirements. In addition, all of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations. See also Note J, “Regulatory Matters,” in the Notes to Consolidated Financial Statements.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements at December 31:

	2010	2009	Regulatory Minimum for Capital Adequacy
Total capital (to risk weighted assets)	14.2%	14.7%	8.0%
Tier I capital (to risk weighted assets)	11.6%	11.9%	4.0%
Tier I capital (to average assets)	9.4%	9.7%	4.0%
Tangible common equity to tangible assets (1)	8.5%	6.3%
Tangible common equity to risk weighted assets (2)	10.5%	7.8%

(1)	Ending common shareholders’ equity, net of goodwill and intangible assets, divided by ending assets, net of goodwill and intangible assets.
(2)	Ending common shareholders’ equity, net of goodwill and intangible assets, divided by risk-weighted assets.

The Basel Committee on Banking Supervision (Basel) is a committee of central banks and bank regulators from major industrialized countries that develops broad policy guidelines for use by each country’s regulators with the purpose of ensuring that financial institutions have adequate capital given the risk levels of assets and off-balance sheet financial instruments.

In December, 2010, Basel released a framework for strengthening international capital and liquidity regulation, referred to as Basel III. Basel III includes defined minimum capital ratios, which must be met when implementation occurs on January 1, 2013. An additional

“capital conservation buffer” will be phased-in beginning January 1, 2016 and, when fully phased-in three years later, the minimum ratios will be 2.5% higher. Fully phased-in capital standards under Basel III will require banks to maintain more capital than the minimum levels required under current regulatory capital standards.

The U.S. banking regulators have not yet proposed regulations implementing Basel III, but are expected to do so in the near future. As of December 31, 2010, the Corporation met the fully phased-in minimum capital ratios required for each of the capital measures included in Basel III.

Contractual Obligations and Off-Balance Sheet Arrangements

The Corporation has various financial obligations that require future cash payments. These obligations include the payment of liabilities recorded on the Corporation’s consolidated balance sheet as well as contractual obligations for purchased services or for operating leases.

The following table summarizes significant contractual obligations to third parties, by type, that were fixed and determinable as of December 31, 2010:

	Payments Due In
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Deposits with no stated maturity (1)	$7,758,613	$0	$0	$0	$7,758,613
Time deposits (2)	2,962,803	1,375,534	244,802	46,829	4,629,968
Short-term borrowings (3)	674,077	0	0	0	674,077
Long-term debt (3)	94,041	107,261	156,931	761,217	1,119,450
Operating leases (4)	15,270	26,248	18,967	52,840	113,325
Purchase obligations (5)	21,449	16,679	2,532	0	40,660
Uncertain tax positions (6)	4,902	0	0	0	4,902

(1)	Includes demand deposits and savings accounts, which can be withdrawn by customers at any time.
(2)	See additional information regarding time deposits in Note H, “Deposits,” in the Notes to Consolidated Financial Statements.
(3)	See additional information regarding borrowings in Note I, “Short-Term Borrowings and Long-Term Debt,” in the Notes to Consolidated Financial Statements.
(4)	See additional information regarding operating leases in Note N, “Leases,” in the Notes to Consolidated Financial Statements.
(5)	Includes information technology, telecommunication and data processing outsourcing contracts. Variable obligations, such as those based on transaction volumes, are not included.
(6)	Includes accrued interest. See additional information related to uncertain tax positions in Note K, “Income Taxes,” in the Notes to Consolidated Financial Statements.

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

The following table presents the Corporation’s commitments to extend credit and letters of credit as of December 31, 2010 (in thousands):

Commercial mortgage and construction	$333,060
Home equity	946,637
Commercial and other	2,501,127

Total commitments to extend credit	$3,780,824

Standby letters of credit	$489,097
Commercial letters of credit	31,388

Total letters of credit	$520,485

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

The determination of fair value for assets and liabilities categorized as Level 3 items involves a great deal of subjectivity due to the use of unobservable inputs. In addition, determining when a market is no longer active and placing little or no reliance on distressed market prices requires the use of management’s judgment. The need for greater management judgment in determining fair values for Level 3 assets and liabilities has further been heightened by current economic conditions, which have created volatility in the fair values of certain investment securities.

The Corporation engages third-party valuation experts to assist in valuing most available-for-sale investment securities measured at fair value on a recurring basis which are classified as Level 2 or Level 3 items. The pricing data and market quotes the Corporation obtains from outside sources are reviewed internally for reasonableness.

Allowance for Credit Losses – The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet. The allowance for credit losses is increased by charges to expense, through the provision for credit losses, and decreased by charge-offs, net of recoveries. Management believes that the allowance for loan losses and the reserve for unfunded lending commitments are adequate as of the balance sheet date; however, future changes to the allowance or reserve may be necessary based on changes in any of the factors discussed in the following paragraphs.

Maintaining an adequate allowance for credit losses is dependent upon various factors, including the ability to identify potential problem loans in a timely manner. For commercial loans, commercial mortgages and construction loans, an internal risk rating process, consisting of nine general classifications ranging from “excellent” to “loss,” is used. Risk ratings are initially assigned to loans by loan officers and are reviewed on a regular basis by loan review staff. Ratings will change if the ongoing monitoring procedures or specific loan review activities identify a deterioration or an improvement in the loan. While assigning risk ratings involves judgment, the risk rating process allows management to identify riskier credits in a timely manner and to allocate resources to managing troubled accounts.

The risk rating process is not practical for residential mortgages, home equity loans, consumer loans, installment loans and lease receivables, mainly because these portfolios consist of a larger number of loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based on aggregate payment history, through the monitoring of delinquency levels and trends.

The Corporation’s established methodology for evaluating the adequacy of the allowance for loan losses considers both components of the allowance: 1) specific allowances allocated to loans evaluated individually for impairment under FASB ASC Section 310-10-35, and 2) allowances calculated for pools of loans evaluated collectively for impairment under FASB ASC Subtopic 450-20.

A loan evaluated individually for impairment is considered to be impaired if the Corporation believes it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. Impaired loans are required to be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or at the fair value of the collateral if the loan is collateral dependent. The fair value of collateral is generally based on appraisals, discounted to arrive at expected sale prices, net of estimated selling costs. An allowance for loan losses is allocated to an impaired loan if its carrying value exceeds its estimated fair value. In addition, a reserve for unfunded lending commitments may be allocated for impaired loans with unused commitments to extend credit.

As of December 31, 2010 and 2009, substantially all of the Corporation’s impaired loans were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate, in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real property.

For loans secured by real estate, estimated fair values are determined primarily through certified third-party appraisals. When a real estate-secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including: the age of the most recent appraisal; the loan-to-value ratio based on the original appraisal; the condition of the property; the Corporation’s experience and knowledge of the market; the purpose of the loan; environmental factors; payment status; the strength of any guarantors; and the existence and age of other indications of value such as broker price opinions, among others.

As of December 31, 2010 and 2009, approximately 52% and 40%, respectively, of impaired loans secured by real estate with principal balances greater than $1 million were measured at estimated fair value using certified third-party appraisals that had been updated within the preceding 12 months. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

Where updated certified appraisals are not obtained for loans individually evaluated for impairment that are secured by real estate, fair values are estimated based on one or more of the following:

•

Original appraisal – if the original appraisal indicated a very strong loan to value position and, in the opinion of the Corporation’s internal loan evaluation staff, there has not been a significant deterioration in the collateral value, the original appraisal may be used to support the value of the collateral. Appropriate discounts are applied to the appraised value to adjust for market changes since the date the appraisal was completed, to arrive at an estimated selling price for the collateral. Original appraisals are typically used only when the estimated collateral value, as adjusted, results in a current loan to value ratio that is lower than the Corporation’s policy for new loans, generally 80%.

•

Broker price opinions – in lieu of obtaining an updated certified appraisal, a less formal indication of value, such as a broker price opinion, may be obtained. These opinions are generally used to validate internal estimates of collateral value and are not relied upon as the sole determinant of fair value.

•

Discounted cash flows – while substantially all of the Corporation’s impaired loans are measured based on the estimated fair value of collateral, discounted cash flows analyses may be used to validate estimates of collateral value derived from other approaches.

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

All loans not evaluated individually for impairment are evaluated collectively for impairment, using a pooled loss evaluation approach. In general, these loans include residential mortgages, home equity loans, consumer loans, and lease receivables. Certain commercial loans, commercial mortgages and construction loans are also evaluated collectively for impairment.

The Corporation evaluates loans collectively for impairment through the following procedures:

•

The loans are segmented into pools with similar characteristics, such as general loan type, secured or unsecured and type of collateral. Commercial loans, commercial mortgages and construction loans are further segmented into separate pools based on internally assigned risk ratings.

•	A loss rate is calculated based on historical loss experience. Typically, this rate is based on actual losses for the most recent four years, with more recent years weighted more heavily.

•	The loss rate is adjusted to consider qualitative factors, such as economic conditions and trends.

•	The resulting adjusted loss rate is applied to the balance of the loans in the pool to arrive at the allowance allocation for the pool.

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

Over the past two years, the Corporation has made changes to its allowance methodology which have expanded the number of loans evaluated collectively for impairment and reduced the number of loans evaluated individually for impairment. Effective December 31, 2009, the allowance methodology was revised to evaluate commercial loans, commercial mortgages and construction loans that were rated “satisfactory minus” or “special mention” collectively for impairment as opposed to evaluating these loans individually for impairment. The methodology was changed to more properly align internal risk ratings with the likelihood of impairment. Effective December 31, 2010, the Corporation revised its allowance methodology to evaluate certain accruing commercial loans, commercial mortgages and construction loans rated “substandard” collectively for impairment as opposed to evaluating these loans individually for impairment. These accruing substandard-rated loans in the Corporation’s portfolio did not meet the definition of impairment and had no related specific allowance allocation. Approximately $290 million of loans that were previously evaluated individually for impairment were collectively evaluated for impairment, resulting in an additional $9.4 million of allowance allocations as of December 31, 2010.

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

See also Note D, “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements.

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

Goodwill is not amortized to expense, but is tested at least annually for impairment. The Corporation completes its annual goodwill impairment test as of October 31st of each year. The Corporation tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units. A fair value is then determined for each reporting unit. If the fair values of the reporting units exceed their book values, no write-down of the recorded goodwill is necessary. If the fair values are less than the book values, an additional valuation procedure is necessary to assess the proper carrying value of the goodwill. The Corporation determined that no impairment write-offs were necessary in 2010 or 2009. In 2008, the Corporation recorded a $90.0 million goodwill impairment charge for one of its defined reporting units, based on the results of the annual goodwill impairment test. For additional details related to the 2010 goodwill impairment test, see Note F, “Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements.

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

The Corporation must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are more likely than not to not be recovered, a valuation allowance must be recognized. The Corporation recorded a valuation allowance of $8.2 million as of December 31, 2010 for certain state net operating losses that are not expected to be recovered. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Corporation’s consolidated financial statements.

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

See also Note K, “Income Taxes,” in the Notes to Consolidated Financial Statements.

New Accounting Standard

In January 2011, the FASB issued ASC Update 2011-1, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update 2010-20” (ASC Update 2011-1). ASC Update 2011-1 defers the requirement to disclose details related to troubled debt restructurings as required under ASC Update 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASC Update 2010-20) until a related proposed FASB ASC update related to accounting for troubled debt restructurings is issued. The disclosure requirements of ASC Update 2010-20 related to troubled debt restructurings will impact the Corporation’s disclosures; however, it will not impact how the Corporation measures its allowance for credit losses.

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

Equity Market Price Risk

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. As of December 31, 2010, the Corporation’s equity investments consisted of $96.4 million of Federal Home Loan Bank (FHLB) and Federal Reserve Bank stock, $33.1 million of common stocks of publicly traded financial institutions and $7.0 million of other equity investments. The equity investments most susceptible to market price risk are the financial institutions stocks, which had a cost basis of $30.2 million and a fair value of $33.1 million as of December 31, 2010. Gross unrealized gains and gross unrealized losses in this portfolio were approximately $3.9 million and $960,000 as of December 31, 2010, respectively.

The Corporation has evaluated whether any unrealized losses on individual equity investments constituted other-than-temporary impairment, which would require a write-down through a charge to earnings. Based on the results of such evaluations, the Corporation recorded write-downs of $2.0 million in 2010, $3.8 million in 2009, and $43.1 million in 2008 for financial institutions stocks which were deemed to exhibit other-than-temporary impairment in value. In 2009, the Corporation recorded a $106,000 other-than-temporary impairment charge for a mutual fund investment. In 2008, the Corporation recorded other-than-temporary impairment charges of $1.2 million and $356,000 for a mutual fund investment and other government agency-sponsored stocks, respectively. Additional impairment charges may be necessary depending upon the performance of the equity markets in general and the performance of the individual investments held by the Corporation. See also Note C, “Investment Securities,” in the Notes to Consolidated Financial Statements.

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

Another source of equity market price risk is the Corporation’s investment in FHLB stock, which the Corporation is required to own in order to borrow from the FHLB. As of December 31, 2010, the Corporation’s investment in FHLB stock was $77.2 million. FHLBs obtain funding primarily through the issuance of consolidated obligations of the Federal Home Loan Bank system. The U.S. government does not guarantee these obligations, and each of the FHLB banks is, generally, jointly and severally liable for repayment of each other’s debt. The FHLB system has experienced financial stress, and some of the regional banks within the FHLB system have suspended or reduced their dividends, or eliminated the ability of members to redeem capital stock. The Corporation’s FHLB stock and its ability to obtain FHLB funds could be adversely impacted if the financial health of the FHLB system worsens.

In addition to its equity portfolio, the Corporation’s investment management and trust services revenue is impacted by fluctuations in the securities markets. A portion of the Corporation’s trust and brokerage revenue is based on the value of the underlying investment portfolios. If the values of those investment portfolios decrease, whether due to factors influencing U.S. securities markets in general, or otherwise, the Corporation’s revenue would be negatively impacted. In addition, the Corporation’s ability to sell its brokerage services in the future will be dependent, in part, upon consumers’ level of confidence in equity markets.

Debt Security Market Price Risk

Debt security market price risk is the risk that changes in the values of debt securities could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s debt securities consist primarily of mortgage-backed securities and collateralized mortgage obligations whose principal payments are guaranteed by U.S. government sponsored agencies, state and municipal securities, U.S. government sponsored agency securities, U.S. government debt securities, auction rate certificates and corporate debt securities. The Corporation’s investments in certain municipal securities, auction rate certificates and corporate debt securities are most susceptible to market price risk.

Municipal Securities

As of December 31, 2010, the Corporation had $349.6 million of municipal securities issued by various municipalities in its investment portfolio. Ongoing uncertainty with respect to the financial viability of municipal insurers places much greater emphasis on the underlying strength of issuers. Increasing pressure on local tax revenues of issuers due to adverse economic conditions could also have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily on the underlying credit worthiness of the issuing municipality and then, to a lesser extent, on the credit enhancement corresponding to the individual issuance. As of December 31, 2010, approximately 94% of municipal securities were supported by the general obligation of corresponding municipalities. In addition, approximately 69% of these securities were school district issuances that are supported by the general obligation of the corresponding municipalities, as of December 31, 2010.

Auction Rate Certificates

As of December 31, 2010, the Corporation’s investments in student loan auction rate securities, also known as auction rate certificates (ARCs), had a cost basis of $271.6 million and a fair value of $260.7 million, or 1.6% of total assets.

ARCs are long-term securities that were structured to allow their sale in periodic auctions, resulting in both the treatment of ARCs as short-term instruments in normal market conditions and fair values that could be derived based on periodic auction prices. However, beginning in 2008, market auctions for these securities began to fail due to an insufficient number of buyers, resulting in an illiquid market. This illiquidity has resulted in recent market prices that were based on trades that were not regular or orderly transactions, therefore, providing an inaccurate basis for fair value. Therefore, as of December 31, 2010, the fair values of the ARCs were derived using significant unobservable inputs based on an expected cash flows model which produced fair values which were materially different from those that would be expected from settlement of these investments in the illiquid market that presently exists. The expected cash flows model, prepared by a third-party valuation expert, produced fair values which assumed a return to market liquidity sometime within the next three years.

The credit quality of the underlying debt associated with the ARCs is also a factor in the determination of their estimated fair value. As of December 31, 2010, approximately $211 million, or 81%, of the ARCs were rated above investment grade, with approximately $160 million, or 61%, AAA rated. Approximately $50 million, or 19%, of ARCs were not rated or rated below investment grade by at least one ratings agency. Of this amount, approximately $29 million, or 59%, of the loans underlying the ARCs have principal payments which are guaranteed by the Federal government. In total, approximately $231 million, or 89%, of the loans underlying the ARCs have principal payments which are guaranteed by the Federal government. At December 31, 2010, all ARCs were current and making scheduled interest payments.

Corporate Debt Securities

The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities and subordinated debt issued by financial institutions, as presented in the following table:

	December 31, 2010
	Amortized Cost	Estimated Fair Value
	(in thousands)
Single-issuer trust preferred securities	$91,257	$81,789
Subordinated debt	34,995	35,915
Pooled trust preferred securities	8,295	4,528

Total corporate debt securities issued by financial institutions	$134,547	$122,232

The fair values for pooled trust preferred securities and certain single-issuer trust preferred securities were based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers.

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $9.5 million as of December 31, 2010. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities in 2010, 2009 or 2008. The Corporation held 13 single-issuer trust preferred securities that were rated below investment grade by at least one ratings agency, with an amortized cost of $40.1 million and an estimated fair value of $38.1 million as of December 31, 2010. The majority of the single-issuer trust preferred securities rated below investment grade were rated BB. Single-issuer trust preferred securities with an amortized cost of $11.2 million and an estimated fair value of $8.6 million as of December 31, 2010, were not rated by any ratings agency.

The Corporation held ten pooled trust preferred securities as of December 31, 2010. Nine of these securities, with an amortized cost of $7.5 million and an estimated fair value of $3.9 million, were rated below investment grade by at least one ratings agency, with ratings ranging from C to Caa. For each of the nine pooled trust preferred securities rated below investment grade, the class of securities held by the Corporation was below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool. The Corporation determines the fair value of pooled trust preferred securities based on quotes provided by third-party brokers.

The amortized cost of pooled trust preferred securities is the purchase price of the securities, net of cumulative credit related other-than-temporary impairment charges, determined using an expected cash flows model. The most significant input to the expected cash flows model is the expected payment deferral rate for each pooled trust preferred security. The Corporation evaluates the financial metrics, such as capital ratios and non-performing asset ratios, of the individual financial institution issuers that comprise each pooled trust preferred security to estimate its expected deferral rate. The actual weighted average cumulative defaults and deferrals as a percentage of original collateral were approximately 36% as of December 31, 2010. The discounted cash flows modeling for pooled trust preferred securities held by the Corporation as of December 31, 2010 assumed, on average, an additional 13% expected deferral rate.

Additional impairment charges for corporate debt securities issued by financial institutions may be necessary in the future depending upon the performance of the individual investments held by the Corporation.

See Note C, “Investment Securities,” in the Notes to Consolidated Financial Statements for further discussion related to the Corporation’s other-than-temporary impairment evaluations for debt securities and see Note P, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements for further discussion related to the fair values of debt securities.

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

The consolidated statements of cash flows provide details related to the Corporation’s sources and uses of cash. The Corporation generated $284.8 million in cash from operating activities during 2010, mainly due to net income, as adjusted for non-cash charges, most notably the provision for credit losses. Investing activities resulted in net cash proceeds of $145.9 million in 2010 due to sales and maturities of investments exceeding reinvestments in the portfolio and a net increase in loans. Financing activities resulted in a net cash outflow of $516.3 million in 2010 as a result of repayments of short-term borrowings and long-term debt and the redemption of preferred stock exceeding cash inflows from deposit increases and the common stock offering.

Liquidity must also be managed at the Fulton Financial Corporation Parent Company level. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from subsidiary banks to the Parent Company in the form of loans and dividends. Generally, these limitations are based on the subsidiary banks’ regulatory capital levels and their net income. The Parent Company meets its cash needs through dividends and loans from subsidiary banks, and through external borrowings, if necessary. Management continuously monitors the liquidity and capital needs of the Parent Company and will implement appropriate strategies, as necessary, to meet regulatory capital requirements and to meet its cash needs.

As of December 31, 2010, liquid assets (defined as cash and due from banks, short-term investments, deposits in other financial institutions, Federal funds sold, mortgages available for sale, securities available for sale, and non-mortgage-backed securities held to maturity due in one year or less) totaled $3.1 billion, or 19.3% of total assets, as compared to $3.6 billion, or 21.8% of total assets, as of December 31, 2009.

The following tables present the expected maturities of investment securities as of December 31, 2010 and the weighted average yields of such securities (calculated based on historical cost):

HELD TO MATURITY (at amortized cost)

	MATURING
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
U.S. Government sponsored agency securities	$0	—%	$6,339	0.45%	$0	—%	$0	—%
State and municipal (1)	167	5.22	179	5.59	0	—	0	—

Total	$167	5.22%	$6,518	0.59%	$0	—%	$0	—%

Mortgage-backed securities (2)	$1,066	5.52%

AVAILABLE FOR SALE (at estimated fair value)
	MATURING
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
U.S. Government securities	$1,649	0.17%	$0	—%	$0	—%	$0	—%
U.S. Government sponsored agency securities (3)	2,660	1.71	1,873	4.35	335	1.47	190	3.06
State and municipal (1)	62,831	4.27	65,797	5.12	88,000	5.87	132,935	6.59
Auction rate securities (4)	0	—	0	—	202	0.80	260,477	1.67
Corporate debt securities	1,700	3.30	1,627	5.11	34,898	4.84	86,561	4.66

Total	$68,840	4.04%	$69,297	5.10%	$123,435	5.56%	$480,163	3.55%

Collateralized mortgage obligations (2)	$1,104,058	3.32%

Mortgage-backed securities (2)	$871,472	3.92%

(1)	Weighted average yields on tax-exempt securities have been computed on a fully taxable-equivalent basis assuming a tax rate of 35% and statutory interest expense disallowances.
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

The following table presents the approximate contractual maturity and interest rate sensitivity of certain loan types subject to changes in interest rates as of December 31, 2010:

	One Year or Less	One Through Five Years	More Than Five Years	Total
	(in thousands)
Commercial, financial and agricultural:
Adjustable and floating rate	$637,959	$1,785,488	$349,533	$2,772,980
Fixed rate	245,627	564,194	121,583	931,404

Total	$883,586	$2,349,682	$471,116	$3,704,384

Real estate – mortgage (1):
Adjustable and floating rate	$960,261	$2,681,112	$1,727,434	$5,368,807
Fixed rate	341,202	858,790	444,948	1,644,940

Total	$1,301,463	$3,539,902	$2,172,382	$7,013,747

Real estate – construction:
Adjustable and floating rate	$299,366	$199,976	$41,560	$540,902
Fixed rate	68,780	142,285	49,218	260,283

Total	$368,146	$342,261	$90,778	$801,185

(1)	Includes commercial mortgages, residential mortgages and home equity loans.

Contractual maturities of time deposits of $100,000 or more outstanding as of December 31, 2010 are as follows (in thousands):

Three months or less	$385,419
Over three through six months	293,782
Over six through twelve months	468,597
Over twelve months	573,855

Total	$1,721,653

The Corporation maintains liquidity sources in the form of “core” demand and savings deposits, time deposits in various denominations, including jumbo and brokered time deposits, repurchase agreements and short-term promissory notes.

Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of December 31, 2010, the Corporation had $736.0 million of term advances outstanding from the FHLB with an additional $1.1 billion borrowing capacity under these facilities. This availability, along with Federal funds lines at various correspondent banks, provides the Corporation with additional liquidity.

A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to the Federal Reserve Bank Discount Window borrowings. As of December 31, 2010, the Corporation had $1.5 billion of collateralized borrowing availability at the Discount Window and term auction facility and no outstanding borrowings.

The following table presents expected cash flows and weighted average rates for each of the Corporation’s significant interest rate sensitive financial instrument, by expected maturity period (dollars in thousands).

	Expected Maturity Period							Estimated Fair Value
	2011	2012	2013	2014	2015	Beyond	Total
Fixed rate loans (1)	$1,082,296	$478,794	$422,339	$302,856	$268,861	$633,942	$3,189,088	$3,225,983
Average rate	4.11%	6.30%	6.16%	6.14%	6.10%	5.76%	5.40%
Floating rate loans (1) (2)	1,907,992	1,107,990	972,906	853,473	1,775,640	2,116,207	8,734,208	8,673,545
Average rate	4.67%	4.99%	4.88%	4.88%	4.42%	5.37%	4.87%
Fixed rate investments (3)	518,748	414,200	278,873	213,802	157,330	774,830	2,357,783	2,407,192
Average rate	4.25%	4.34%	4.46%	4.33%	4.39%	4.06%	4.25%
Floating rate investments (3)	0	0	271,723	0	176	67,464	339,363	317,824
Average rate	—%	—%	3.15%	—%	1.64%	2.35%	2.99%
Other interest-earning assets	117,237	0	0	0	0	0	117,237	117,237
Average rate	3.10%	—%	—%	—%	—%	—%	3.10%

Total	$3,626,273	$2,000,984	$1,945,841	$1,370,131	$2,202,007	$3,592,443	$14,737,679	$14,741,781
Average rate	4.39%	5.17%	4.86%	5.07%	4.62%	5.10%	4.83%

Fixed rate deposits (4)	$2,433,666	$867,569	$505,720	$136,386	$108,416	$13,900	$4,065,657	$4,113,183
Average rate	1.42%	2.24%	2.60%	2.84%	2.67%	2.42%	1.82%
Floating rate deposits (5)	4,269,001	517,457	431,082	410,105	320,527	179,764	6,127,936	6,127,936
Average rate	0.49%	0.32%	0.29%	0.25%	0.23%	0.25%	0.42%
Fixed rate borrowings (6)	90,904	102,841	5,884	5,803	150,984	742,127	1,098,543	1,072,465
Average rate	3.48%	4.02%	2.91%	5.51%	4.57%	4.93%	4.67%
Floating rate borrowings (7)	674,364	0	0	0	0	20,620	694,984	679,336
Average rate	0.09%	—%	—%	—%	—%	2.66%	0.17%

Total	$7,467,935	$1,487,867	$942,686	$552,294	$579,927	$956,411	$11,987,120	$11,992,920
Average rate	0.79%	1.69%	1.55%	0.94%	1.82%	3.97%	1.27%

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments. Excludes overdraft deposit balances.
(2)	Line of credit amounts are based on historical cash flow assumptions, with an average life of approximately 5 years.
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

Included within the $8.7 billion of floating rate loans above are $3.8 billion of loans, or 44.1% of the total, that float with the prime interest rate, $1.2 billion, or 13.4%, of loans which float with other interest rates, primarily the London Interbank Offering Rate (LIBOR), and $3.7 billion, or 42.5%, of adjustable rate loans. The $3.7 billion of adjustable rate loans include loans that are fixed rate instruments for a certain period of time, and then convert to floating rates.

The following table presents the percentage of adjustable rate loans, at December 31, 2010, stratified by the period until their next repricing:

Fixed Rate Term	Percent of Total Adjustable Rate Loans
One year	28.3%
Two years	21.0
Three years	23.3
Four years	12.9
Five years	10.3
Greater than five years	4.2

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

Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into repricing periods. The sum of assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits having no contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans, mortgage-backed securities and collateralized mortgage obligations includes the effect of expected cash flows. Expected prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative six-month ratio of rate sensitive assets to rate sensitive liabilities (RSA/RSL) to a range of 0.85 to 1.15. As of December 31, 2010, the cumulative six-month ratio of RSA/RSL was 1.06.

Simulation of net interest income and net income is performed for the next twelve-month period. A variety of interest rate scenarios are used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of earnings is used primarily to measure the Corporation’s short-term earnings exposure to interest rate movements. The Corporation’s policy limits the potential exposure of net interest income to 10% of the base case net interest income for a 100 basis point shock in interest rates, 15% for a 200 basis point shock and 20% for a 300 basis point shock. A “shock’ is an immediate upward or downward movement of interest rates across the yield curve. The shocks do not take into account changes in customer behavior that could result in changes to mix and/or volumes in the balance sheet nor do they account for competitive pricing over the forward 12-month period. The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock	Annual change in net interest income	% Change
+300 bp	+ $45.9 million	+ 7.7%
+200 bp	+ $26.0 million	+ 4.4%
+100 bp	+ $ 8.6 million	+ 1.4%
–100 bp (1)	– $ 5.4 million	– 0.9%

(1)

Because certain current short-term interest rates are at or below 1.00%, the 100 basis point downward shock assumes that corresponding short-term interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis point downward shock.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point shock movement in interest rates. As of December 31, 2010, the Corporation was within economic value of equity policy limits for every 100 basis point shock movement in interest rates.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per-share data)

	December 31
	2010	2009
Assets
Cash and due from banks	$198,954	$284,508
Interest-bearing deposits with other banks	33,297	16,591
Loans held for sale	83,940	85,384
Investment securities:
Held to maturity (estimated fair value of $7,818 in 2010 and $8,797 in 2009)	7,751	8,700
Available for sale	2,853,733	3,258,386
Loans, net of unearned income	11,933,307	11,972,424
Less: Allowance for loan losses	(274,271)	(256,698)

Net Loans	11,659,036	11,715,726

Premises and equipment	208,016	204,203
Accrued interest receivable	53,841	58,515
Goodwill	535,518	534,862
Intangible assets	12,461	17,701
Other assets	628,707	451,059

Total Assets	$16,275,254	$16,635,635

Liabilities
Deposits:
Noninterest-bearing	$2,194,988	$2,012,837
Interest-bearing	10,193,593	10,085,077

Total Deposits	12,388,581	12,097,914

Short-term borrowings:
Federal funds purchased	267,844	378,067
Other short-term borrowings	406,233	490,873

Total Short-Term Borrowings	674,077	868,940

Accrued interest payable	33,333	46,596
Other liabilities	179,424	144,930
Federal Home Loan Bank advances and long-term debt	1,119,450	1,540,773

Total Liabilities	14,394,865	14,699,153

Shareholders’ Equity
Preferred stock, 10.0 million shares authorized in 2010 and 2009, $1,000 par value and 376,500 shares outstanding in 2009	0	370,290
Common stock, $2.50 par value, 600 million shares authorized, 215.4 million shares issued in 2010 and 193.0 million shares issued in 2009	538,492	482,491
Additional paid-in capital	1,420,127	1,257,730
Retained earnings	158,453	71,999
Accumulated other comprehensive income:
Unrealized gains on investment securities not other-than-temporarily impaired	22,354	24,975
Unrealized non-credit related losses on other-than-temporarily impaired debt securities	(2,355)	(8,349)
Unrecognized pension and postretirement plan costs	(4,414)	(5,942)
Unamortized effective portions of losses on forward-starting interest rate swaps	(3,090)	(3,226)

Accumulated other comprehensive income	12,495	7,458
Treasury stock (16.3 million shares in 2010 and 16.6 million shares in 2009), at cost	(249,178)	(253,486)

Total Shareholders’ Equity	1,880,389	1,936,482

Total Liabilities and Shareholders’ Equity	$16,275,254	$16,635,635

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per-share data)

	2010	2009	2008
Interest Income
Loans, including fees	$629,410	$649,089	$727,124
Investment securities:
Taxable	96,237	112,945	110,220
Tax-exempt	13,333	16,368	18,137
Dividends	2,800	2,479	5,726
Loans held for sale	3,088	5,390	5,701
Other interest income	505	196	586

Total Interest Income	745,373	786,467	867,494
Interest Expense
Deposits	122,359	180,826	212,114
Short-term borrowings	1,455	3,777	50,091
Long-term debt	62,813	80,910	81,141

Total Interest Expense	186,627	265,513	343,346

Net Interest Income	558,746	520,954	524,148
Provision for credit losses	160,000	190,020	119,626

Net Interest Income After Provision for Credit Losses	398,746	330,934	404,522
Other Income
Service charges on deposit accounts	58,592	60,450	61,640
Other service charges and fees	45,023	40,425	39,087
Investment management and trust services	34,173	32,076	32,734
Mortgage banking income	29,304	25,061	10,627
Gain on sale of credit card portfolio	0	0	13,910
Other	17,109	16,769	14,140
Investment securities gains (losses), net:
Other-than-temporary impairment losses	(14,519)	(17,768)	(65,336)
Less: Portion of loss recognized in other comprehensive income (before taxes)	568	4,367	0

Net other-than-temporary impairment losses	(13,951)	(13,401)	(65,336)
Net gains on sales of investment securities	14,652	14,480	7,095

Investment securities gains (losses), net	701	1,079	(58,241)

Total Other Income	184,902	175,860	113,897
Other Expenses
Salaries and employee benefits	216,487	218,812	213,557
Net occupancy expense	43,533	42,040	42,239
FDIC insurance expense	19,715	26,579	4,562
Data processing	13,263	14,432	15,653
Equipment expense	11,692	12,820	13,332
Professional fees	11,523	9,099	7,618
Marketing	11,163	8,915	13,267
Other real estate owned and repossession expense	10,023	8,866	6,270
Telecommunications	8,543	8,608	8,172
Intangible amortization	5,240	5,747	7,162
Operating risk loss	3,025	7,550	24,308
Goodwill impairment	0	0	90,000
Other	56,700	53,994	53,326

Total Other Expenses	410,907	417,462	499,466

Income Before Income Taxes	172,741	89,332	18,953
Income taxes	44,409	15,408	24,570

Net Income (Loss)	128,332	73,924	(5,617)
Preferred stock dividends and discount accretion	(16,303)	(20,169)	(463)

Net Income (Loss) Available to Common Shareholders	$112,029	$53,755	$(6,080)

Per Common Share:
Net Income (Loss) (Basic)	$0.59	$0.31	$(0.03)
Net Income (Loss) (Diluted)	0.59	0.31	(0.03)
Cash Dividends	0.12	0.12	0.60

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Shares Outstanding	Amount				Treasury Stock	Total
				(in thousands)
Balance at December 31, 2007	$0	173,503	$479,559	$1,254,369	$141,993	$(21,773)	$(279,228)	$1,574,920
Impact of pension plan measurement date change (net of $23,000 tax effect)					43			43
Cumulative effect of initial recognition of split-dollar life insurance liability					(677)			(677)
Comprehensive Income (Loss):
Net Loss					(5,617)			(5,617)
Other comprehensive income						3,866		3,866

Total comprehensive loss								(1,751)

Preferred stock and common stock warrant issued	368,900			7,600				376,500
Stock issued, including related tax benefits		1,541	1,419	(3,080)			14,838	13,177
Stock-based compensation awards				2,058				2,058
Preferred stock discount accretion	44				(44)			0
Common stock cash dividends - $0.60 per share					(104,623)			(104,623)

Balance at December 31, 2008	$368,944	175,044	$480,978	$1,260,947	$31,075	$(17,907)	$(264,390)	$1,859,647
Cumulative effect of FSP FAS 115-2 and FAS 124-2 adoption (net of $3.4 million tax effect)					6,298	(6,298)		0
Comprehensive Income:
Net Income					73,924			73,924
Other comprehensive income						31,663		31,663

Total comprehensive income								105,587

Stock issued, including related tax benefits		1,320	1,513	(4,998)			10,904	7,419
Stock-based compensation awards				1,781				1,781
Preferred stock discount accretion	1,346				(1,346)			0
Preferred stock cash dividends					(16,836)			(16,836)
Common stock cash dividends - $0.12 per share					(21,116)			(21,116)

Balance at December 31, 2009	$370,290	176,364	$482,491	$1,257,730	$71,999	$7,458	$(253,486)	$1,936,482
Comprehensive Income:
Net Income					128,332			128,332
Other comprehensive income						5,037		5,037

Total comprehensive income								133,369

Stock issued, including related tax benefits		22,686	56,001	171,201			4,308	231,510
Stock-based compensation awards				1,996				1,996
Redemption of preferred stock and repurchase of common stock warrant	(376,500)			(10,800)				(387,300)
Preferred stock discount accretion	6,210				(6,210)			0
Preferred stock cash dividends					(12,496)			(12,496)
Common stock cash dividends - $0.12 per share					(23,172)			(23,172)

Balance at December 31, 2010	$0	199,050	$538,492	$1,420,127	$158,453	$12,495	$(249,178)	$1,880,389

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$128,332	$73,924	$(5,617)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	160,000	190,020	119,626
Depreciation and amortization of premises and equipment	20,477	20,601	19,693
Net amortization of investment security premiums	5,178	1,706	290
Deferred income tax expense (benefit)	5,544	(20,432)	(52,483)
Investment securities (gains) losses	(701)	(1,079)	58,241
Gains on sales of mortgage loans	(27,519)	(22,644)	(10,332)
Proceeds from sales of mortgage loans held for sale	1,617,452	2,142,591	658,437
Originations of mortgage loans held for sale	(1,588,489)	(2,109,491)	(655,459)
Amortization of intangible assets	5,240	5,747	7,162
Stock-based compensation	1,996	1,781	2,058
Decrease in accrued interest receivable	4,674	51	14,869
Gain on sale of credit card portfolio	0	0	(13,910)
Goodwill impairment	0	0	90,000
Increase in other assets	(9,173)	(83,777)	(3,825)
Decrease in accrued interest payable	(13,263)	(7,082)	(15,560)
Decrease in other liabilities	(24,939)	(9,334)	(18,444)

Total adjustments	156,477	108,658	200,363

Net cash provided by operating activities	284,809	182,582	194,746
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	469,821	689,432	740,353
Proceeds from maturities of securities held to maturity	574	4,231	6,644
Proceeds from maturities of securities available for sale	774,403	789,301	631,324
Proceeds from sale of credit card portfolio	0	0	100,516
Purchase of securities held to maturity	(215)	(3,528)	(6,038)
Purchase of securities available for sale	(954,700)	(2,002,888)	(983,713)
(Increase) decrease in short-term investments	(16,706)	5,119	(557)
Net increase in loans	(102,938)	(42,408)	(961,002)
Net purchases of premises and equipment	(24,290)	(22,147)	(29,054)

Net cash provided by (used in) investing activities	145,949	(582,888)	(501,527)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand and savings deposits	974,566	1,330,250	(115,100)
Net (decrease) increase in time deposits	(683,899)	215,748	561,571
Decrease in short-term borrowings	(194,863)	(893,830)	(621,174)
Additions to long-term debt	47,900	0	344,690
Repayments of long-term debt	(469,223)	(247,024)	(199,026)
(Redemption) issuance of preferred stock and common stock warrant	(387,300)	0	376,500
Net proceeds from issuance of common stock	231,510	7,419	13,177
Dividends paid	(35,003)	(58,913)	(103,976)

Net cash (used in) provided by financing activities	(516,312)	353,650	256,662

Net Decrease in Cash and Due From Banks	(85,554)	(46,656)	(50,119)
Cash and Due From Banks at Beginning of Year	284,508	331,164	381,283

Cash and Due From Banks at End of Year	$198,954	$284,508	$331,164

Supplemental Disclosures of Cash Flow Information
Cash paid during period for:
Interest	$199,890	$272,595	$358,906
Income taxes	42,845	22,599	80,327

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business: Fulton Financial Corporation (Parent Company) is a multi-bank financial holding company which provides a full range of banking and financial services to businesses and consumers through its seven wholly owned banking subsidiaries: Fulton Bank, N.A., Swineford National Bank, Lafayette Ambassador Bank, FNB Bank N.A., The Bank, The Columbia Bank and Skylands Community Bank. In addition, the Parent Company owns the following non-bank subsidiaries: Fulton Reinsurance Company, LTD, Fulton Financial Realty Company, Central Pennsylvania Financial Corp., FFC Management, Inc., FFC Penn Square, Inc. and Fulton Insurance Services Group, Inc. Collectively, the Parent Company and its subsidiaries are referred to as the Corporation.

The Corporation has consolidated wholly owned banking subsidiaries in some markets and in certain circumstances to leverage one bank’s stronger brand recognition over a larger market. It also enables the Corporation to create operating and marketing efficiencies and avoid direct competition between two or more subsidiary banks. In December 2010, the former Delaware National Bank subsidiary consolidated with Fulton Bank, N.A. In 2009, the former Peoples Bank of Elkton subsidiary and the former Hagerstown Trust Company subsidiary consolidated with The Columbia Bank. In March 2008, the former Resource Bank subsidiary consolidated with Fulton Bank, N.A.

In 2009, the Corporation’s investment management and trust services subsidiary, Fulton Financial Advisors, N.A., became an operating subsidiary of Fulton Bank. Concurrently with this transaction, Fulton Bank converted its Pennsylvania state charter to a national charter, thereby becoming Fulton Bank, N.A.

The Corporation’s primary sources of revenue are interest income on loans and investment securities and fee income on its products and services. Its expenses consist of interest expense on deposits and borrowed funds, provision for credit losses, other operating expenses and income taxes. The Corporation’s primary competition is other financial services providers operating in its region. Competitors also include financial services providers located outside the Corporation’s geographical market as a result of the growth in electronic delivery systems. The Corporation is subject to the regulations of certain Federal and state agencies and undergoes periodic examinations by such regulatory authorities.

The Corporation offers, through its banking subsidiaries, a full range of retail and commercial banking services throughout central and eastern Pennsylvania, Delaware, Maryland, New Jersey and Virginia. Industry diversity is the key to the economic well-being of these markets, and the Corporation is not dependent upon any single customer or industry.

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

Fair Value Option: FASB ASC Subtopic 825-10 permits entities to measure many financial instruments and certain other items at fair value and requires certain disclosures for items for which the fair value option is applied.

The Corporation has elected to record mortgage loans held for sale at fair value to more accurately reflect the results of its mortgage banking activities in its consolidated financial statements. Derivative financial instruments related to these activities are also recorded at fair value, as detailed under the heading “Derivative Financial Instruments” below. The Corporation determines fair value for its mortgage loans held for sale based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. Changes in fair value during the period are recorded as components of mortgage banking income on the consolidated statements of operations. Interest income earned on mortgage loans held for sale is classified within interest income on the consolidated statements of operations.

The following table presents a summary of the Corporation’s mortgage loans held for sale and the impact of the fair value election on the consolidated financial statements as of and for the years ended December 31, 2010 and 2009:

	Cost (1)	Fair Value	Balance Sheet Classification	Fair Value Adjustment Loss	Statements of Operations Classification
	(in thousands)
December 31, 2010:
Mortgage loans held for sale	$84,604	$83,940	Loans held for sale	$(1,423)	Mortgage banking income
December 31, 2009:
Mortgage loans held for sale	78,819	79,577	Loans held for sale	(1,022)	Mortgage banking income

(1)	Cost basis of mortgage loans held for sale represents the unpaid principal balance.

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

Securities are evaluated periodically to determine whether declines in value are other-than-temporary. For its investments in equity securities, most notably its investments in stocks of financial institutions, the Corporation evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. Equity securities with fair values less than cost are considered to be other-than-temporarily impaired if the Corporation does not have the ability and intent to hold the investments for a reasonable period of time that would be sufficient for a recovery of fair value.

Impaired debt securities are determined to be other-than-temporarily impaired if the Corporation concludes at the balance sheet date that it has the intent to sell, or believes it will more likely than not be required to sell, an impaired debt security before a recovery of its amortized cost basis. Credit losses on other-than-temporarily impaired debt securities are recorded through earnings, regardless of the intent or the requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security’s expected cash flows and its amortized cost basis. Non-credit related other-than-temporary impairment charges are recorded as decreases to accumulated other comprehensive income as long as the Corporation has no intent or expected requirement to sell the impaired debt security before a recovery of its amortized cost basis.

In April 2009, the FASB issued Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-than-Temporary Impairments” (FSP FAS 115-2). Upon adoption of FSP FAS 115-2, the Corporation determined that $9.7 million of other-than-temporary impairment charges previously recorded for pooled trust preferred securities were non-credit related. As such, a $6.3 million (net of $3.4 million of taxes) increase to retained earnings and a corresponding decrease to accumulated other comprehensive income was recorded as the cumulative effect of adopting FSP FAS 115-2 as of January 1, 2009.

Loans and Revenue Recognition: Loan and lease financing receivables are stated at their principal amount outstanding, except for mortgage loans held for sale, which the Corporation has elected to carry at fair value. Interest income on loans is accrued as earned. Unearned income on lease financing receivables is recognized on a basis which approximates the effective yield method. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

In general, a loan is placed on non-accrual status once it becomes 90 days delinquent as to principal or interest. In certain cases a loan may be placed on non-accrual status prior to being 90 days delinquent if there is an indication that the borrower is having difficulty making payments, or the Corporation believes it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. When interest accruals are discontinued, unpaid interest previously credited to income is reversed. Non-accrual loans may be restored to accrual status when all delinquent principal and interest has been paid currently for six consecutive months or the loan is considered secured and in the process of collection.

A loan that is 90 days delinquent may continue to accrue interest if the loan is both adequately secured and is in the process of collection. An adequately secured loan is one that has collateral with a supported fair value that is sufficient to discharge the debt, and/or has an enforceable guarantee from a financially responsible party. A loan is considered to be in the process of collection if collection is proceeding through legal action or through other activities that are reasonably expected to result in repayment of the debt or restoration to current status in the near future.

Loan Origination Fees and Costs: Loan origination fees and the related direct origination costs are offset and the net amount is deferred and amortized over the life of the loan as an adjustment to interest income using the effective interest method. For mortgage loans sold, the net amount is included in gain or loss upon the sale of the related mortgage loan.

Allowance for Credit Losses: The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet. The allowance for credit losses is increased by charges to expense, through the provision for credit losses, and decreased by charge-offs, net of recoveries. Management believes that the allowance for loan losses and the reserve for unfunded lending commitments are adequate as of the balance sheet date; however, future changes to the allowance or reserve may be necessary based on changes in any of the factors discussed in the following paragraphs.

Maintaining an adequate allowance for credit losses is dependent upon various factors, including the ability to identify potential problem loans in a timely manner. For commercial loans, commercial mortgages and construction loans, an internal risk rating process, consisting of nine general classifications ranging from “excellent” to “loss,” is used. Risk ratings are initially assigned to loans by loan officers and are reviewed on a regular basis by loan review staff. Ratings will change if the ongoing monitoring procedures or specific loan review activities identify a deterioration or an improvement in the loan. While assigning risk ratings involves judgment, the risk rating process allows management to identify riskier credits in a timely manner and to allocate resources to managing troubled accounts.

The risk rating process is not practical for residential mortgages, home equity loans, consumer loans, installment loans and lease receivables, mainly because these portfolios consist of a larger number of loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based on aggregate payment history, through the monitoring of delinquency levels and trends.

The Corporation’s established methodology for evaluating the adequacy of the allowance for loan losses considers both components of the allowance: 1) specific allowances allocated to loans evaluated individually for impairment under FASB ASC Section 310-10-35, and 2) allowances calculated for pools of loans evaluated collectively for impairment under FASB ASC Subtopic 450-20.

A loan evaluated individually for impairment is considered to be impaired if the Corporation believes it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. Impaired loans are required to be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or at the fair value of the collateral if the loan is collateral dependent. The fair value of collateral is generally based on appraisals, discounted to arrive at expected sale prices, net of estimated selling costs. An allowance for loan losses is allocated to an impaired loan if its carrying value exceeds its estimated fair value. In addition, a reserve for unfunded lending commitments may be allocated for impaired loans with unused commitments to extend credit.

As of December 31, 2010 and 2009, substantially all of the Corporation’s impaired loans were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate, in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real property.

For loans secured by real estate, estimated fair values are determined primarily through certified third-party appraisals. When a real estate-secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including: the age of the most recent appraisal; the loan-to-value ratio based on the original appraisal; the condition of the property; the Corporation’s experience and knowledge of the market; the purpose of the loan; environmental factors; payment status; the strength of any guarantors; and the existence and age of other indications of value such as broker price opinions, among others.

As of December 31, 2010 and 2009, approximately 52% and 40%, respectively, of impaired loans secured by real estate with principal balances greater than $1 million were measured at estimated fair value using certified third-party appraisals that had been updated within the preceding 12 months. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

Where updated certified appraisals are not obtained for loans individually evaluated for impairment that are secured by real estate, fair values are estimated based on one or more of the following:

•

Original appraisal – if the original appraisal indicated a very strong loan to value position and, in the opinion of the Corporation’s internal loan evaluation staff, there has not been a significant deterioration in the collateral value, the original appraisal may be used to support the value of the collateral. Appropriate discounts are applied to the appraised value to adjust for market changes since the date the appraisal was completed, to arrive at an estimated selling price for the collateral. Original appraisals are typically used only when the estimated collateral value, as adjusted, results in a current loan to value ratio that is lower than the Corporation’s policy for new loans, generally 80%.

•

Broker price opinions – in lieu of obtaining an updated certified appraisal, a less formal indication of value, such as a broker price opinion, may be obtained. These opinions are generally used to validate internal estimates of collateral value and are not relied upon as the sole determinant of fair value.

•

Discounted cash flows – while substantially all of the Corporation’s impaired loans are measured based on the estimated fair value of collateral, discounted cash flows analyses may be used to validate estimates of collateral value derived from other approaches.

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

All loans not evaluated individually for impairment are evaluated collectively for impairment, using a pooled loss evaluation approach. In general, these loans include residential mortgages, home equity loans, consumer loans, and lease receivables. Certain commercial loans, commercial mortgages and construction loans are also evaluated collectively for impairment.

The Corporation evaluates loans collectively for impairment through the following procedures:

•

The loans are segmented into pools with similar characteristics, such as general loan type, secured or unsecured and type of collateral. Commercial loans, commercial mortgages and construction loans are further segmented into separate pools based on internally assigned risk ratings.

•	A loss rate is calculated based on historical loss experience. Typically, this rate is based on actual losses for the most recent four years, with more recent years weighted more heavily.

•	The loss rate is adjusted to consider qualitative factors, such as economic conditions and trends.

•	The resulting adjusted loss rate is applied to the balance of the loans in the pool to arrive at the allowance allocation for the pool.

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

Over the past two years, the Corporation has made changes to its allowance methodology which have expanded the number of loans evaluated collectively for impairment and reduced the number of loans evaluated individually for impairment. Effective December 31, 2009, the allowance methodology was revised to evaluate commercial loans, commercial mortgages and construction loans that were rated “satisfactory minus” or “special mention” collectively for impairment as opposed to evaluating these loans individually for impairment. The methodology was changed to more properly align internal risk ratings with the likelihood of impairment. Effective December 31, 2010, the Corporation revised its allowance methodology to evaluate certain accruing commercial loans, commercial mortgages and construction loans rated “substandard” collectively for impairment as opposed to evaluating these loans individually for impairment. These accruing substandard-rated loans in the Corporation’s portfolio did not meet the definition of impairment and had no related specific allowance allocation. Approximately $290 million of loans that were previously evaluated individually for impairment were collectively evaluated for impairment, resulting in an additional $9.4 million of allowance allocations as of December 31, 2010.

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

Troubled Debt Restructurings: Loans whose terms are modified are classified as troubled debt restructurings if the Corporation grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring typically involve a temporary deferral of scheduled loan payments, an extension of a loan’s stated maturity date or a temporary reduction in interest rate. Non-accrual troubled debt restructurings can be restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Troubled debt restructurings are evaluated individually for impairment if they are not performing according to their modified terms and/or they had been restructured during the most recent calendar year.

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

Other Real Estate Owned: Assets acquired in settlement of mortgage loan indebtedness are recorded as other real estate owned (OREO) and are included in other assets on the consolidated balance sheets, initially at the lower of the estimated fair value of the asset less estimated selling costs or the carrying amount of the loan. Costs to maintain the assets and subsequent gains and losses on sales are included in other expense or other income, as appropriate.

Mortgage Servicing Rights: The estimated fair value of mortgage servicing rights (MSRs) related to loans sold and serviced by the Corporation is recorded as an asset upon the sale of such loans. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans.

MSRs are evaluated quarterly for impairment, by comparing the carrying amount to estimated fair value, as determined through a discounted cash flows valuation. Significant inputs to the valuation include expected servicing income, net of expense, the discount rate and the expected lives of the underlying loans. To the extent the amortized cost of the MSRs exceeds their estimated fair value, a valuation allowance is established for such impairment, through a charge against servicing income, included as a component of mortgage banking income on the consolidated statements of operations. If the Corporation determines, based on subsequent valuations, that impairment no longer exists, then the valuation allowance is reduced through an increase to servicing income.

Derivative Financial Instruments: In connection with its mortgage banking activities, the Corporation enters into commitments to originate certain fixed-rate residential mortgage loans for customers, also referred to as interest rate locks. In addition, the Corporation enters into forward commitments for future sales or purchases of mortgage-backed securities to or from third-party counterparties to hedge the effect of changes in interest rates on the values of both the interest rate locks and mortgage loans held for sale. Forward sales commitments may also be in the form of commitments to sell individual mortgage loans at a fixed price at a future date. Both the interest rate locks and the forward commitments are accounted for as derivatives and carried at fair value, determined as the amount that would be necessary to settle each derivative financial instrument at the balance sheet date. The amount necessary to settle each interest rate lock is based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. Gross derivative assets and liabilities are recorded within other assets and other liabilities, respectively, on the consolidated balance sheets, with changes in fair value during the period recorded within mortgage banking income on the consolidated statements of operations.

During 2010, the Corporation recorded a $3.3 million increase in mortgage banking income resulting from the correction of its methodology for determining the fair values of its interest rate locks. Previously, the fair values of interest rate locks included only the value related to the change in interest rates between the date the rate was locked and the reporting date and excluded the value of the expected gain on sale as of the lock date. At December 31, 2010, the fair values of interest rate locks represented the expected gains on sales had those locks been settled and sold as of the reporting date. This change in methodology did not result in a material difference in reported mortgage banking income in prior periods.

The following presents a comparison of mortgage banking income as reported on the consolidated statements of operations to the amounts that would have been reported had this methodology been applied for all periods presented:

	2010	2009	2008
	(in thousands)
Reported mortgage banking income	$29,304	$25,061	$10,627
Pro-forma mortgage banking income	27,853	25,536	11,603

Difference	$1,451	$(475)	$(976)

The following table presents a summary of the notional amounts and fair values of derivative financial instruments as of December 31:

	2010		2009
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers:
Positive fair values	$140,682	$777	$58,165	$534
Negative fair values	50,527	(760)	106,921	(945)

Net Interest Rate Locks with Customers		$17		$(411)
Forward Commitments:
Positive fair values	558,861	8,479	232,310	1,819
Negative fair values	0	0	59,432	(535)

Net Forward Commitments		8,479		1,284

		$8,496		$873

The following table presents a summary of the fair value gains and losses on derivative financial instruments:

	Fair Value Gains (Losses)
	2010	2009	Statements of Operations Classification
	(in thousands)
Interest rate locks with customers	$428	$(836)	Mortgage banking income
Forward commitments	7,195	2,729	Mortgage banking income
Interest rate swaps	0	(18)	Other expense

	$7,623	$1,875

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

Stock-Based Compensation: The Corporation grants equity awards to employees, consisting of stock options and restricted stock, under its 2004 Stock Option and Compensation Plan (Option Plan). In addition, employees may purchase shares of the Corporation’s common stock under the Corporation’s Employee Stock Purchase Plan (ESPP). Compensation expense is equal to the fair value of the stock-based compensation awards, net of estimated forfeitures, and is recognized over the vesting period of such awards. The vesting period represents the period during which employees are required to provide service in exchange for such awards.

Net Income (Loss) Per Common Share: The Corporation’s basic net income (loss) per common share is calculated as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding. Net income (loss) available to common shareholders is calculated as net income (loss) less accrued dividends and discount accretion related to preferred stock.

For diluted net income (loss) per common share, net income (loss) available to common shareholders is divided by the weighted average number of common shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation’s common stock equivalents consist of outstanding stock options, restricted stock and common stock warrants. As of December 31, 2010, there were no outstanding common stock warrants.

A reconciliation of weighted average common shares outstanding used to calculate basic net income (loss) per common share and diluted net income (loss) per common share follows.

	2010	2009	2008
	(in thousands)
Weighted average common shares outstanding (basic)	190,860	175,662	174,236
Impact of common stock equivalents	537	281	0

Weighted average common shares outstanding (diluted)	191,397	175,943	174,236

In 2010, 5.5 million stock options were excluded from the diluted earnings per share computation as their effect would have been anti-dilutive. In 2009, 6.3 million stock options and a 5.5 million common stock warrant were excluded from the diluted earnings per share computation as their effect would have been anti-dilutive. In 2008, all common stock equivalents were excluded because their effect would have been anti-dilutive due to the net loss for the year.

Disclosures about Segments of an Enterprise and Related Information: The Corporation does not have any operating segments which require disclosure of additional information. While the Corporation owns seven separate banks, each engages in similar activities, provides similar products and services, and operates in the same general geographical area. The Corporation’s non-banking activities are immaterial and, therefore, separate information has not been disclosed.

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

Goodwill is not amortized to expense, but is tested for impairment at least annually. Write-downs of the balance, if necessary as a result of the impairment test, are charged to expense in the period in which goodwill is determined to be impaired. The Corporation performs its annual test of goodwill impairment as of October 31st of each year. If certain events occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur. Based on the results of its annual impairment test, the Corporation concluded that there was no impairment in 2010 or 2009. In 2008, the Corporation recorded a $90.0 million goodwill impairment charge for one of its defined reporting units, based on the results of the annual goodwill impairment test. See Note F, “Goodwill and Intangible Assets” for additional details.

Intangible assets are amortized over their estimated lives. Some intangible assets have indefinite lives and are, therefore, not amortized. All intangible assets must be evaluated for impairment if certain events occur. Any impairment write-downs are recognized as expense on the consolidated statements of operations.

Variable Interest Entities: FASB ASC Topic 810 provides guidance on when to consolidate certain Variable Interest Entities (VIE’s) in the financial statements of the Corporation. VIE’s are entities in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance activities without additional financial support from other parties. VIEs are assessed for consolidation under ASC Topic 810 when the Corporation holds variable interests in these entities. The Corporation consolidates VIEs when it is deemed to be the primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has the power to make decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE.

The Parent Company owns all of the common stock of six Subsidiary Trusts, which have issued securities (Trust Preferred Securities) in conjunction with the Parent Company issuing junior subordinated deferrable interest debentures to the trusts. The terms of the junior subordinated deferrable interest debentures are the same as the terms of the Trust Preferred Securities. The Parent Company’s obligations under the debentures constitute a full and unconditional guarantee by the Parent Company of the obligations of the trusts. The provisions of FASB ASC Topic 810 related to Subsidiary Trusts, as interpreted by the SEC, disallow consolidation of Subsidiary Trusts in the financial statements of the Corporation. As a result, Trust Preferred Securities are not included on the Corporation’s consolidated balance sheets. The junior subordinated debentures issued by the Parent Company to the Subsidiary Trusts, which have the same total balance and rate as the combined equity securities and trust preferred securities issued by the Subsidiary Trusts, remain in long-term debt. See Note I, “Short-Term Borrowings and Long-Term Debt” for additional information.

LIH investments are amortized under the effective yield method over the life of the Federal income tax credits generated as a result of such investments, generally ten years. As of December 31, 2010 and 2009, the Corporation’s LIH Investments, included in other assets on the consolidated balance sheets, totaled $101.7 million and $76.5 million, respectively. The net income tax benefit associated with these investments was $5.7 million, $4.7 million and $3.9 million in 2010, 2009 and 2008, respectively. None of the Corporation’s LIH investments met the consolidation criteria of FASB ASC Topic 810 as of December 31, 2010 or 2009.

Fair Value Measurements: The Financial Accounting Standards Board’s Accounting Standards Codification (FASB ASC) Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three categories (from highest to lowest priority):

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

In January 2010, the FASB issued ASC Update No. 2010-06, “Improving Disclosures About Fair Value Measurements” (ASC Update 2010-06). ASC Update 2010-06 requires companies to disclose, and provide the reasons for, all transfers of assets and liabilities between the Level 1 and 2 fair value categories. ASC Update 2010-06 also clarifies that companies should disclose fair value measurement disclosures for classes of assets and liabilities which are subsets of line items within the balance sheet, if necessary. In addition, ASC Update 2010-06 provides additional clarification related to disclosures about the fair value techniques and inputs for assets and liabilities classified within Level 2 or 3 categories. The disclosure requirements prescribed by ASC Update No. 2010-06 were effective for the Corporation on March 31, 2010. The Corporation did not record any transfers of assets or liabilities between the Level 1 and Level 2 fair value categories during 2010.

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

See Note P, “Fair Value Measurements” for additional details.

New Accounting Standard: In January 2011, the FASB issued ASC Update 2011-1, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update 2010-20” (ASC Update 2011-1). ASC Update 2011-1 defers the requirement to disclose details related to troubled debt restructurings as required under ASC Update 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASC Update 2010-20) until a related proposed FASB ASC update related to accounting for troubled debt restructurings is issued. The disclosure requirements of ASC Update 2010-20 related to troubled debt restructurings will impact the Corporation’s disclosures, however, it will not impact how the Corporation measures its allowance for credit losses.

Reclassifications: Certain amounts in the 2009 and 2008 consolidated financial statements and notes have been reclassified to conform to the 2010 presentation.

NOTE B – RESTRICTIONS ON CASH AND DUE FROM BANKS

The Corporation’s subsidiary banks are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against their deposit liabilities. The amounts of such reserves as of December 31, 2010 and 2009 were $112.8 million and $97.4 million, respectively.

NOTE C – INVESTMENT SECURITIES

The following tables present the amortized cost and estimated fair values of investment securities as of December 31:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
2010 Held to Maturity
U.S. Government sponsored agency securities	$6,339	$0	$(1)	$6,338
State and municipal securities	346	0	0	346
Mortgage-backed securities	1,066	68	0	1,134

	$7,751	$68	$(1)	$7,818

2010 Available for Sale
Equity securities	$133,570	$3,872	$(974)	$136,468
U.S. Government securities	1,649	0	0	1,649
U.S. Government sponsored agency securities	4,888	172	(2)	5,058
State and municipal securities	345,053	6,003	(1,493)	349,563
Corporate debt securities	137,101	3,808	(16,123)	124,786
Collateralized mortgage obligations	1,085,613	23,457	(5,012)	1,104,058
Mortgage-backed securities	843,446	31,080	(3,054)	871,472
Auction rate securities	271,645	892	(11,858)	260,679

	$2,822,965	$69,284	$(38,516)	$2,853,733

2009 Held to Maturity
U.S. Government sponsored agency securities	$6,713	$7	$0	$6,720
State and municipal securities	503	0	0	503
Mortgage-backed securities	1,484	90	0	1,574

	$8,700	$97	$0	$8,797

2009 Available for Sale
Equity securities	$142,531	$2,758	$(4,919)	$140,370
U.S. Government securities	1,325	0	0	1,325
U.S. Government sponsored agency securities	91,079	905	(28)	91,956
State and municipal securities	406,011	9,819	(57)	415,773
Corporate debt securities	154,029	424	(37,714)	116,739
Collateralized mortgage obligations	1,102,169	25,631	(4,804)	1,122,996
Mortgage-backed securities	1,043,518	36,948	(442)	1,080,024
Auction rate securities	292,145	3,227	(6,169)	289,203

	$3,232,807	$79,712	$(54,133)	$3,258,386

Securities carried at $1.9 billion and $2.2 billion as of December 31, 2010 and 2009, respectively, were pledged as collateral to secure public and trust deposits and customer repurchase agreements. Available for sale equity securities include restricted investment securities issued by the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank totaling $96.4 million and $99.1 million as of December 31, 2010 and 2009, respectively.

The amortized cost and estimated fair value of debt securities as of December 31, 2010, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$167	$167	$68,652	$68,840
Due from one year to five years	6,518	6,517	67,209	69,297
Due from five years to ten years	0	0	121,559	123,435
Due after ten years	0	0	502,916	480,163

	6,685	6,684	760,336	741,735
Collateralized mortgage obligations	0	0	1,085,613	1,104,058
Mortgage-backed securities	1,066	1,134	843,446	871,472

	$7,751	$7,818	$2,689,395	$2,717,265

The following table presents information related to the Corporation’s gains and losses on the sales of equity and debt securities, and losses recognized for other-than-temporary impairment of investments:

	Gross Realized Gains	Gross Realized Losses	Other- than- temporary Impairment Losses	Net (Losses) Gains
	(in thousands)
2010:
Equity securities	$2,424	$(706)	$(1,982)	$(264)
Debt securities	13,005	(71)	(11,969)	965

Total	$15,429	$(777)	$(13,951)	$701

2009:
Equity securities	$666	$(689)	$(3,931)	$(3,954)
Debt securities	14,632	(129)	(9,470)	5,033

Total	$15,298	$(818)	$(13,401)	$1,079

2008:
Equity securities	$7,626	$0	$(44,649)	$(37,023)
Debt securities	3,887	(4,418)	(20,687)	(21,218)

Total	$11,513	$(4,418)	$(65,336)	$(58,241)

The following table presents a summary of other-than-temporary impairment charges recorded as components of investment securities gains (losses) on the consolidated statements of operations, by investment security type:

	2010	2009	2008
	(in thousands)
Financial institution stocks	$1,982	$3,825	$43,131
Mutual funds	0	106	1,162
U.S. government sponsored agency stock	0	0	356

Total equity securities charges	1,982	3,931	44,649

Pooled trust preferred securities	11,969	9,470	15,832
Bank-issued subordinated debt	0	0	4,855

Total debt securities charges	11,969	9,470	20,687

Total other-than-temporary impairment charges	$13,951	$13,401	$65,336

The $2.0 million other-than-temporary impairment charge related to financial institutions stocks in 2010 was due to the severity and duration of the declines in fair values of certain bank stock holdings, in conjunction with management’s evaluation of the near-term prospects of each specific issuer. As of December 31, 2010, after other-than-temporary impairment charges, the financial institution stock portfolio had an adjusted cost basis of $30.2 million and a fair value of $33.1 million.

The following table presents a summary of the cumulative credit related other-than-temporary impairment charges, recognized as components of earnings, for pooled trust preferred securities still held by the Corporation at December 31:

	2010	2009
	(in thousands)
Balance of cumulative credit losses on pooled trust preferred securities, beginning of year	$(15,612)	$(6,142)
Additions for credit losses recorded which were not previously recognized as components of earnings	(11,969)	(9,470)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	21	0

Balance of cumulative credit losses on pooled trust preferred securities, end of year	$(27,560)	$(15,612)

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2010:

	Less Than 12 months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
U.S. Government sponsored agency securities	$425	$(1)	$272	$(2)	$697	$(3)
State and municipal securities	50,383	(1,490)	400	(3)	50,783	(1,493)
Corporate debt securities	9,193	(2,045)	61,559	(14,078)	70,752	(16,123)
Collateralized mortgage obligations	330,617	(5,012)	0	0	330,617	(5,012)
Mortgage-backed securities	203,831	(3,054)	0	0	203,831	(3,054)
Auction rate securities	56,870	(1,224)	175,185	(10,634)	232,055	(11,858)

Total debt securities	651,319	(12,826)	237,416	(24,717)	888,735	(37,543)
Equity securities	5,891	(525)	2,151	(449)	8,042	(974)

	$657,210	$(13,351)	$239,567	$(25,166)	$896,777	$(38,517)

The Corporation’s mortgage-backed securities and collateralized mortgage obligations have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the decline in market value of these securities is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation does not consider those investments to be other-than-temporarily impaired as of December 31, 2010.

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

As of December 31, 2010, approximately $211 million, or 81%, of the ARCs were rated above investment grade, with approximately $160 million, or 61%, AAA rated. Approximately $50 million, or 19%, of ARCs were not rated or rated below investment grade by at least one ratings agency. Of this amount, approximately $29 million, or 59%, of the loans underlying the ARCs have principal payments which are guaranteed by the Federal government. In total, approximately $231 million, or 89%, of the loans underlying the ARCs have principal payments which are guaranteed by the Federal government. At December 31, 2010, all ARCs were current and making scheduled interest payments. Because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation does not consider these investments to be other-than-temporarily impaired as of December 31, 2010.

As noted above, for its investments in equity securities, most notably its investments in stocks of financial institutions, management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider those investments with unrealized holding losses as of December 31, 2010 to be other-than-temporarily impaired.

The majority of the Corporation’s available for sale corporate debt securities are issued by financial institutions. The following table presents the amortized cost and estimated fair values of corporate debt securities as of December 31:

	2010		2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Single-issuer trust preferred securities	$91,257	$81,789	$95,481	$75,811
Subordinated debt	34,995	35,915	34,886	32,722
Pooled trust preferred securities	8,295	4,528	20,435	4,979

Corporate debt securities issued by financial institutions	134,547	122,232	150,802	113,512
Other corporate debt securities	2,554	2,554	3,227	3,227

Available for sale corporate debt securities	$137,101	$124,786	$154,029	$116,739

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $9.5 million as of December 31, 2010. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities in 2010, 2009 or 2008. The Corporation held 13 single-issuer trust preferred securities that were rated below investment grade by at least one ratings agency, with an amortized cost of $40.1 million and an estimated fair value of $38.1 million as of December 31, 2010. The majority of the single-issuer trust preferred securities rated below investment grade were rated BB. Single-issuer trust preferred securities with an amortized cost of $11.2 million and an estimated fair value of $8.6 million as of December 31, 2010, were not rated by any ratings agency.

The Corporation held ten pooled trust preferred securities as of December 31, 2010. Nine of these securities, with an amortized cost of $7.5 million and an estimated fair value of $3.9 million, were rated below investment grade by at least one ratings agency, with ratings ranging from C to Caa. For each of the nine pooled trust preferred securities rated below investment grade, the class of securities held by the Corporation was below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool. The Corporation determines the fair value of pooled trust preferred securities based on quotes provided by third-party brokers.

The amortized cost of pooled trust preferred securities is the purchase price of the securities, net of cumulative credit related other-than-temporary impairment charges, determined using an expected cash flows model. The most significant input to the expected cash flows model is the expected payment deferral rate for each pooled trust preferred security. The Corporation evaluates the financial metrics, such as capital ratios and non-performing asset ratios, of the individual financial institution issuers that comprise each pooled trust preferred security to estimate its expected deferral rate. The actual weighted average cumulative defaults and deferrals as a percentage of original collateral were approximately 36% as of December 31, 2010. The discounted cash flows modeling for pooled trust preferred securities held by the Corporation as of December 31, 2010 assumed, on average, an additional 13% expected deferral rate.

Based on management’s other-than-temporary impairment evaluations and because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be maturity, corporate debt securities with a fair value of $124.8 million were not considered to be other-than-temporarily impaired as of December 31, 2010.

NOTE D – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans, net of unearned income

Loan, net of unearned income are summarized as follows as of December 31:

	2010	2009
	(in thousands)
Real estate – commercial mortgage	$4,375,980	$4,292,300
Commercial – industrial, financial and agricultural	3,704,384	3,699,198
Real estate – home equity	1,641,777	1,644,260
Real estate – residential mortgage	995,990	921,741
Real estate – construction	801,185	978,267
Consumer	350,161	360,698
Leasing and other	61,017	69,922
Overdrafts	10,011	13,753

Loans, gross of unearned income	11,940,505	11,980,139
Unearned income	(7,198)	(7,715)

Loans, net of unearned income	$11,933,307	$11,972,424

The Corporation has extended credit to the officers and directors of the Corporation and to their associates. These related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans, including unadvanced commitments, was $201.1 million and $218.9 million as of December 31, 2010 and 2009, respectively. During 2010, additions totaled $26.5 million and repayments totaled $44.3 million.

The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $3.4 billion and $2.6 billion as of December 31, 2010 and 2009, respectively.

Allowance for Credit Losses

Effective December 31, 2010, the Corporation adopted certain provisions of ASC Update 2010-20. The goal of ASC Update 2010-20 is to improve transparency in financial reporting by companies that hold financing receivables, which include loans, lease receivables, and other long-term receivables. ASC Update 2010-20 requires companies to provide more information in their disclosures about the credit quality of their financing receivables and the allowance for loan losses held against them.

The development of the Corporation’s allowance for loan losses is based first, on a segmentation of its loan portfolio by general loan type, or “portfolio segments,” as presented in the preceding table. Certain portfolio segments are further disaggregated and evaluated collectively for impairment based on “class segments,” which are largely based on the type of collateral underlying each loan. For commercial loans, class segments include loans secured by collateral and unsecured loans. Construction loan class segments include loans secured by commercial real estate and loans secured by residential real estate. Consumer loan class segments are based on collateral types and include direct consumer installment loans and indirect automobile loans.

The Corporation’s new and existing disclosures related to the credit quality of loans have been disaggregated based on how it develops its allowance for credit losses and how it measures credit exposures. As prescribed by ASC Update 2010-20, the disclosures and tabular information that follows presents disaggregated information by portfolio segment or by class segment, where required, as of December 31, 2010.

ASC Update 2010-20 also requires expanded disclosures related to credit quality activity during a reporting period effective for periods beginning on or after December 15, 2010, or in connection with the Corporation’s quarterly filing on Form 10-Q as of March 31, 2011.

The following table presents the components of the allowance for credit losses as of December 31:

	2010	2009	2008
	(in thousands)
Allowance for loan losses	$274,271	$256,698	$173,946
Reserve for unfunded lending commitments	1,227	855	6,191

Allowance for credit losses	$275,498	$257,553	$180,137

Changes in the allowance for credit losses were as follows for the years ended December 31:

	2010	2009	2008
	(in thousands)
Balance at beginning of year	$257,553	$180,137	$112,209
Loans charged off	(151,425)	(119,074)	(56,859)
Recoveries of loans previously charged off	9,370	6,470	5,161

Net loans charged off	(142,055)	(112,604)	(51,698)
Provision for credit losses	160,000	190,020	119,626

Balance at end of year	$275,498	$257,553	$180,137

The following table presents loans, net of unearned income and their related allowance for loan losses by portfolio segment as of December 31, 2010:

	Evaluated Collectively for Impairment		Evaluated Individually for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
	(in thousands)
Real estate - commercial mortgage	$4,217,660	$22,836	$158,320	$17,995	$4,375,980	$40,831
Commercial - industrial, financial and agricultural	3,469,775	32,323	234,609	69,113	3,704,384	101,436
Real estate - home equity	1,641,777	6,454	0	0	1,641,777	6,454
Real estate - residential mortgage	956,260	11,475	39,730	5,950	995,990	17,425
Real estate - construction	660,238	35,247	140,947	22,870	801,185	58,117
Consumer	350,161	4,669	0	0	350,161	4,669
Leasing and other and overdrafts	63,830	3,840	0	0	63,830	3,840
Unallocated	N/A	41,499	N/A	N/A	N/A	41,499

	$11,359,701	$158,343	$573,606	$115,928	$11,933,307	$274,271

N/A - Not applicable.

Impaired Loans

The recorded investment in loans that were evaluated individually for impairment and the related allowance for loan losses as of December 31 is summarized as follows:

	2010		2009
	Recorded Investment	Related Allowance for Loan Loss (1)	Recorded Investment	Related Allowance for Loan Loss (1)
	(in thousands)
Accruing loans	$327,513	$79,998	$653,445	$100,734
Non-accrual loans	246,093	35,930	116,425	26,247

Total impaired loans	$573,606	$115,928	$769,870	$126,981

(1)

As of December 31, 2010 and 2009 there were $138.3 million and $295.6 million, respectively, of adequately collateralized commercial and commercial mortgage impaired loans that did not have a related allowance for loan loss.

The average recorded investment in impaired loans during 2010, 2009 and 2008 was approximately $772.3 million, $607.7 million and $328.3 million, respectively.

The Corporation generally applies all payments received on non-accruing impaired loans to principal until such time as the principal is paid off, after which time any additional payments received are recognized as interest income. The Corporation recognized interest income of approximately $27.4 million, $26.5 million and $16.8 million on impaired loans in 2010, 2009 and 2008, respectively.

The following table presents total impaired loans by class segment as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$68,583	$54,251	N/A
Commercial - secured	38,366	27,745	N/A
Commercial - unsecured	710	587	N/A
Real estate - residential mortgage (1)	21,598	21,212	N/A
Construction - commercial residential	69,624	32,354	N/A
Construction - commercial	5,637	2,125	N/A
With a related allowance recorded:
Real estate - commercial mortgage	111,190	104,069	$17,995
Commercial - secured	202,824	197,674	64,922
Commercial - unsecured	8,681	8,603	4,191
Real estate - residential mortgage (1)	18,518	18,518	5,950
Construction - commercial residential	110,465	103,826	22,155
Construction - commercial	2,642	2,642	715

Total	$658,838	$573,606	$115,928

NA - Not applicable

(1)	Impaired residential mortgages represent loans modified under a troubled debt restructuring in 2010 and/or not performing according to their modified terms as of December 31, 2010.

Credit Quality Indicators and Non-performing Assets

One of the most significant factors in assessing the credit quality of the Corporation’s loan portfolio is delinquency status. The following table presents a summary of delinquency status by portfolio segment and class segment as of December 31, 2010:

	Performing	Delinquent (1)	Non- performing (2)	Total
	(in thousands)
Real estate - commercial mortgage	$4,257,871	$24,389	$93,720	$4,375,980
Commercial - secured	3,373,651	12,111	85,536	3,471,298
Commercial - unsecured	229,985	1,182	1,919	233,086

Total Commercial - industrial, financial and agricultural	3,603,636	13,293	87,455	3,704,384
Real estate - home equity	1,619,684	11,905	10,188	1,641,777
Real estate - residential mortgage	909,247	36,331	50,412	995,990
Construction - commercial residential	409,190	7,273	76,436	492,899
Construction - commercial	239,150	0	5,287	244,437
Construction - other	60,956	0	2,893	63,849

Total Real estate - construction	709,296	7,273	84,616	801,185
Consumer - direct	45,942	935	212	47,089
Consumer - indirect	166,531	2,275	290	169,096
Consumer - other	129,911	2,413	1,652	133,976

Total Consumer	342,384	5,623	2,154	350,161
Leasing and other and overdrafts	63,087	516	227	63,830

	$11,505,205	$99,330	$328,772	$11,933,307

(1)	Includes all accruing loans 30 days to 89 days past due.
(2)	Includes all accruing loans 90 days or more past due and all non-accrual loans.

The following table presents non-performing assets as of December 31:

	2010	2009
	(in thousands)
Non-accrual loans	$280,688	$238,360
Accruing loans greater than 90 days past due	48,084	43,359

Total non-performing loans	328,772	281,719
Other real estate owned	32,959	23,309

Total non-performing assets	$361,731	$305,028

The following table presents loans whose terms were modified under troubled debt restructurings, as of December 31:

	2010	2009
	(in thousands)
Real estate – residential mortgage	$37,826	$24,639
Real estate – commercial mortgage	18,778	15,997
Commercial – industrial, financial and agricultural	5,502	1,459
Real estate – construction	5,440	0
Consumer	263	0

Total accruing troubled debt restructurings	67,809	42,095
Non-accrual troubled debt restructurings (1)	51,175	15,875

Total troubled debt restructurings	$118,984	$57,970

(1)

Included within non-accrual loans in the preceding table. Non-accrual troubled debt restructurings include $22.4 million and $2.9 million, respectively, of loans that were modified after being placed on non-accrual status as of December 31, 2010 and 2009.

There were no commitments to lend additional funds to borrowers whose loans were modified under troubled debt restructurings at December 31, 2010 and 2009, respectively.

The following table presents past due status and non-accrual loans by portfolio segment and class segment as of December 31, 2010:

	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$15,898	$8,491	$6,744	$86,976	$93,720	$118,109	$4,257,871	$4,375,980
Commercial - secured	5,274	6,837	13,374	72,162	85,536	97,647	3,373,651	3,471,298
Commercial - unsecured	629	553	731	1,188	1,919	3,101	229,985	233,086

Total Commercial - industrial, financial and agricultural	5,903	7,390	14,105	73,350	87,455	100,748	3,603,636	3,704,384
Real estate - home equity	8,138	3,767	10,024	164	10,188	22,093	1,619,684	1,641,777
Real estate - residential mortgage	24,237	12,094	13,346	37,066	50,412	86,743	909,247	995,990
Construction - commercial residential	3,872	3,401	884	75,552	76,436	83,709	409,190	492,899
Construction - commercial	0	0	195	5,092	5,287	5,287	239,150	244,437
Construction - other	0	0	491	2,402	2,893	2,893	60,956	63,849

Total Real estate - construction	3,872	3,401	1,570	83,046	84,616	91,889	709,296	801,185
Consumer - direct	707	228	212	0	212	1,147	45,942	47,089
Consumer - indirect	1,916	359	290	0	290	2,565	166,531	169,096
Consumer - other	1,751	662	1,638	14	1,652	4,065	129,911	133,976

Total Consumer	4,374	1,249	2,140	14	2,154	7,777	342,384	350,161
Leasing and other and overdrafts	473	43	155	72	227	743	63,087	63,830

	$62,895	$36,435	$48,084	$280,688	$328,772	$428,102	$11,505,205	$11,933,307

NOTE E – PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

	2010	2009
	(in thousands)
Land	$35,518	$35,587
Buildings and improvements	249,026	240,341
Furniture and equipment	152,071	150,164
Construction in progress	11,927	4,672

	448,542	430,764
Less: Accumulated depreciation and amortization	(240,526)	(226,561)

	$208,016	$204,203

NOTE F – GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the changes in goodwill:

	2010	2009	2008
	(in thousands)
Balance at beginning of year	$534,862	$534,385	$624,072
Goodwill impairment	0	0	(90,000)
Other goodwill additions, net	656	477	313

Balance at end of year	$535,518	$534,862	$534,385

The Corporation did not complete any acquisitions during the years ended December 31, 2010, 2009 and 2008. The other goodwill additions were primarily due to additional purchase price incurred for prior acquisitions as a result of contingencies being met, offset by tax benefits realized on the exercises of stock options assumed in acquisitions.

The Corporation tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units, generally represented as its subsidiary banks. After this allocation is completed, a two-step valuation process is applied, as required by FASB ASC Topic 805. In Step 1, each reporting unit’s fair value is determined based on three metrics: (1) a primary market approach, which measures fair value based on trading multiples of independent publicly traded financial institutions of comparable size and character to the reporting units, (2) a secondary market approach, which measures fair value based on acquisition multiples of publicly traded financial institutions of comparable size and character which were recently acquired, and (3) an income approach, which estimates fair value based on discounted cash flows. If the fair value of any reporting unit exceeds its adjusted net book value, no write-down of goodwill is necessary. If the fair value of any reporting unit is less than its adjusted net book value, a Step 2 valuation procedure is required to assess the proper carrying value of the goodwill allocated to that reporting unit. The valuation procedures applied in a Step 2 valuation are similar to those that would be performed upon an acquisition, with the Step 1 fair value representing a hypothetical reporting unit purchase price.

Based on its 2010 annual goodwill impairment test, the Corporation determined that The Bank and The Columbia Bank (Columbia) reporting units failed the Step 1 impairment test. As a result of the Step 1 procedures performed, The Bank’s adjusted net book value exceeded its fair value by approximately $64 million, or 24%, while Columbia’s adjusted net book value exceeded its fair value by approximately $78 million, or 26%. The Corporation determined that no goodwill impairment charge was necessary, as these Step 1 shortfalls were offset by the implied fair value adjustments of The Bank’s and Columbia’s assets and liabilities determined in the Step 2 valuation procedures. The goodwill allocated to The Bank and Columbia at December 31, 2010 was $97.4 million and $112.7 million, respectively.

All of the Corporation’s remaining reporting units passed the Step 1 goodwill impairment test, resulting in no goodwill impairment charges in 2010. Two reporting units, with total allocated goodwill of $11.2 million, had fair values that exceeded adjusted net book values by less than 5%. The remaining reporting units, with total allocated goodwill of $314.2 million, had fair values that exceeded net book values by approximately 15% in the aggregate.

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

Based on its 2008 annual goodwill impairment test, the Corporation determined that the goodwill allocated to Columbia was impaired, resulting in a $90.0 million goodwill impairment charge. Columbia’s 2008 goodwill impairment resulted from a number of external and internal factors. Among the external factors were the 2008 decrease in the values of financial institution stocks and in the acquisition multiples paid for banks of comparable size and character to Columbia, which produced a lower fair value for Columbia under the primary and secondary market approaches. The Corporation acquired Columbia Bancorp in 2006, paying a price that was commensurate with the market at that time, when bank values were higher than they were as of the date of the 2008 impairment test. Among the internal factors which contributed to the 2008 impairment charge were a decrease in expected cash flows for Columbia under the income approach due to the 2008 interest rate environment, which negatively affected Columbia’s net interest income, and deterioration in the credit quality of Columbia’s commercial real estate and construction loan portfolios.

The estimated fair values of the Corporation’s reporting units are subject to uncertainty, including future changes in the trading and acquisition multiples of comparable financial institutions and future operating results of reporting units which could differ significantly from the assumptions used in the discounted cash flow analysis under the income approach.

The following table summarizes intangible assets as of December 31:

	2010			2009
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(in thousands)
Amortizing:
Core deposit	$50,279	$(40,475)	$9,804	$50,279	$(35,911)	$14,368
Unidentifiable and other	11,878	(10,484)	1,394	11,878	(9,808)	2,070

Total amortizing	62,157	(50,959)	11,198	62,157	(45,719)	16,438
Non-amortizing	1,263	0	1,263	1,263	0	1,263

	$63,420	$(50,959)	$12,461	$63,420	$(45,719)	$17,701

Core deposit intangible assets are amortized using an accelerated method over the estimated remaining life of the acquired core deposits. As of December 31, 2010, these assets had a weighted average remaining life of approximately three years. Unidentifiable intangible assets, consisting of premiums paid on branch acquisitions that did not qualify for business combinations accounting under FASB ASC Topic 810, had a weighted average remaining life of two years. All other amortizing intangible assets had a weighted average remaining life of approximately four years. Amortization expense related to intangible assets totaled $5.2 million, $5.7 million and $7.2 million in 2010, 2009 and 2008, respectively.

Amortization expense for the next five years is expected to be as follows (in thousands):

Year
2011	$4,239
2012	3,036
2013	2,240
2014	1,340
2015	310

NOTE G – MORTGAGE SERVICING RIGHTS

The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets:

	2010	2009
	(in thousands)
Amortized cost:
Balance at beginning of year	$23,498	$8,491
Originations of mortgage servicing rights	12,240	17,571
Amortization expense	(5,038)	(2,564)

Balance at end of year	$30,700	$23,498

Valuation allowance:
Balance at beginning of year	$(1,000)	$(1,000)
Additions	(550)	0

Balance at end of year	$(1,550)	$(1,000)

Net MSRs at end of year	$29,150	$22,498

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

The Corporation determined that the estimated fair value of MSRs was $29.2 million as of December 31, 2010 and $22.5 million as of December 31, 2009. The estimated fair value of MSRs was equal to their book value, net of the valuation allowance, at December 31, 2010. Therefore, no further adjustment to the valuation allowance was necessary as of December 31, 2010.

Estimated MSR amortization expense for the next five years, based on balances as of December 31, 2010 and the expected remaining lives of the underlying loans, follows (in thousands):

Year
2011	$6,433
2012	5,882
2013	5,262
2014	4,568
2015	3,793

NOTE H – DEPOSITS

Deposits consisted of the following as of December 31:

	2010	2009
	(in thousands)
Noninterest-bearing demand	$2,194,988	$2,012,837
Interest-bearing demand	2,277,190	2,022,746
Savings and money market accounts	3,286,435	2,748,467
Time deposits	4,629,968	5,313,864

	$12,388,581	$12,097,914

Included in time deposits were certificates of deposit equal to or greater than $100,000 of $1.7 billion and $2.1 billion as of December 31, 2010 and 2009, respectively. The scheduled maturities of time deposits as of December 31, 2010 were as follows (in thousands):

Year
2011	$2,962,803
2012	869,599
2013	505,935
2014	136,386
2015	108,416
Thereafter	46,829

$4,629,968

NOTE I – SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings as of December 31, 2010, 2009 and 2008 and the related maximum amounts outstanding at the end of any month in each of the three years then ended are presented below. The securities underlying the repurchase agreements remain in available for sale investment securities.

	December 31			Maximum Outstanding
	2010	2009	2008	2010	2009	2008
	(in thousands)
Federal funds purchased	$267,844	$378,068	$1,147,673	$506,567	$865,699	$1,531,568
Customer repurchase agreements	204,800	259,458	255,796	279,414	347,401	255,796
Customer short-term promissory notes	201,433	231,414	356,788	243,637	274,546	498,765
FHLB overnight repurchase agreements	0	0	0	0	0	550,000
Revolving line of credit (1)	0	0	0	0	0	51,800
Federal Reserve Bank borrowings	0	0	0	0	200,000	0
Other	0	0	2,513	0	5,215	5,554

	$674,077	$868,940	$1,762,770

(1)	Revolving line of credit agreement expired in October 2008.

A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of December 31, 2010 and 2009, the Corporation had $1.5 billion and $1.6 billion, respectively, of collateralized borrowing availability at the Discount Window and term auction facility, and no outstanding borrowings.

The following table presents information related to customer repurchase agreements:

	2010	2009	2008
	(dollars in thousands)
Amount outstanding as of December 31	$204,800	$259,458	$255,796
Weighted average interest rate at year end	0.39%	0.54%	4.41%
Average amount outstanding during the year	$252,634	$254,662	$530,354
Weighted average interest rate during the year	0.31%	0.55%	2.13%

FHLB advances and long-term debt included the following as of December 31:

	2010	2009
	(in thousands)
FHLB advances	$736,043	$1,157,623
Subordinated debt	200,000	200,000
Junior subordinated deferrable interest debentures	185,570	185,570
Other long-term debt	1,430	1,491
Unamortized issuance costs	(3,593)	(3,911)

	$1,119,450	$1,540,773

Excluded from the preceding table is the Parent Company’s revolving line of credit with its subsidiary banks. As of December 31, 2010 and 2009, there were no amounts outstanding under this line of credit. This line of credit is secured by equity securities and insurance investments and bears interest at the prime rate minus 1.50%. Although the line of credit and related interest are eliminated in the consolidated financial statements, this borrowing arrangement is senior to the subordinated debt and the junior subordinated deferrable interest debentures.

FHLB advances mature through March 2027 and carry a weighted average interest rate of 4.03%. As of December 31, 2010, the Corporation had an additional borrowing capacity of approximately $1.1 billion with the FHLB. Advances from the FHLB are secured by FHLB stock, qualifying residential mortgages, investments and other assets.

The following table summarizes the scheduled maturities of FHLB advances and long-term debt as of December 31, 2010 (in thousands):

Year
2011	$94,041
2012	101,789
2013	5,472
2014	6,311
2015	150,620
Thereafter	761,217

$1,119,450

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

The following table provides details of the debentures as of December 31, 2010 (dollars in thousands):

Debentures Issued to	Fixed/ Variable	Interest Rate	Amount	Maturity	Callable	Callable Rate
PBI Capital Trust	Fixed	8.57%	$10,310	8/15/2028	2/04/2011	103.4%
SVB Eagle Statutory Trust I	Variable	3.59%	4,124	7/31/2031	7/31/2011	100.0
Columbia Bancorp Statutory Trust	Variable	2.95%	6,186	6/30/2034	3/31/2011	100.0
Columbia Bancorp Statutory Trust II	Variable	2.19%	4,124	3/15/2035	3/15/2011	100.0
Columbia Bancorp Statutory Trust III	Variable	2.07%	6,186	6/15/2035	3/15/2011	100.0
Fulton Capital Trust I	Fixed	6.29%	154,640	2/01/2036	NA	NA

			$185,570

NOTE J – REGULATORY MATTERS

Dividend and Loan Limitations

The dividends that may be paid by subsidiary banks to the Parent Company are subject to certain legal and regulatory limitations. Under such limitations, the total amount available for payment of dividends by subsidiary banks was approximately $255 million as of December 31, 2010.

Under current Federal Reserve regulations, the subsidiary banks are limited in the amount they may loan to their affiliates, including the Parent Company. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of each bank subsidiary’s regulatory capital. As of December 31, 2010, the maximum amount available for transfer from the subsidiary banks to the Parent Company in the form of loans and dividends was approximately $398 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the subsidiary banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (as defined in the regulations). Management believes, as of December 31, 2010, that all of its bank subsidiaries meet the capital adequacy requirements to which they were subject.

As of December 31, 2010 and 2009, the Corporation’s five significant subsidiaries, Fulton Bank, N.A., Lafayette Ambassador Bank, Skylands Community Bank, The Bank and The Columbia Bank, were well capitalized under the regulatory framework for prompt corrective action based on their capital ratio calculations. To be categorized as well capitalized, these banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2010 that management believes have changed the institutions’ categories.

The following tables present the total risk-based, Tier I risk-based and Tier I leverage requirements for the Corporation and its significant subsidiaries with total assets in excess of $1.0 billion.

			For Capital
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2010
Total Capital (to Risk-Weighted Assets):
Corporation	$1,814,972	14.2%	$1,019,610	8.0%	N/A	N/A
Fulton Bank, N.A.	948,943	12.7	598,952	8.0	748,690	10.0%
Lafayette Ambassador Bank	133,214	12.7	84,155	8.0	105,194	10.0
Skylands Community Bank	119,100	12.0	79,605	8.0	99,506	10.0
The Bank	210,381	13.4	125,643	8.0	157,054	10.0
The Columbia Bank	219,163	14.7	119,191	8.0	148,988	10.0
Tier I Capital (to Risk-Weighted Assets):
Corporation	$1,473,123	11.6%	$509,805	4.0%	N/A	N/A
Fulton Bank, N.A	796,658	10.6	299,476	4.0	449,214	6.0%
Lafayette Ambassador Bank	115,360	11.0	42,077	4.0	63,116	6.0
Skylands Community Bank	101,834	10.2	39,802	4.0	59,704	6.0
The Bank	180,780	11.5	62,822	4.0	94,233	6.0
The Columbia Bank	200,319	13.4	59,595	4.0	89,393	6.0
Tier I Capital (to Average Assets):
Corporation	$1,473,123	9.4%	$628,611	4.0%	N/A	N/A
Fulton Bank, N.A	796,658	9.2	347,140	4.0	433,924	5.0%
Lafayette Ambassador Bank	115,360	8.3	55,395	4.0	69,224	5.0
Skylands Community Bank	101,834	7.3	41,774	3.0	69,623	5.0
The Bank	180,780	8.8	82,348	4.0	102,935	5.0
The Columbia Bank	200,319	10.0	79,937	4.0	99,922	5.0
As of December 31, 2009
Total Capital (to Risk-Weighted Assets):
Corporation	$1,898,879	14.7%	$1,034,714	8.0%	N/A	N/A
Fulton Bank, N.A.	801,284	11.1	575,930	8.0	719,913	10.0%
Lafayette Ambassador Bank	127,570	12.2	83,697	8.0	104,621	10.0
Skylands Community Bank	115,158	11.8	78,011	8.0	97,514	10.0
The Bank	194,143	12.1	128,411	8.0	160,514	10.0
The Columbia Bank	215,765	13.6	127,158	8.0	158,947	10.0
Tier I Capital (to Risk-Weighted Assets):
Corporation	$1,536,021	11.9%	$517,357	4.0%	N/A	N/A
Fulton Bank, N.A	638,194	8.9	287,965	4.0	431,948	6.0%
Lafayette Ambassador Bank	108,069	10.3	41,848	4.0	62,772	6.0
Skylands Community Bank	96,935	9.9	39,006	4.0	58,508	6.0
The Bank	161,977	10.1	64,206	4.0	96,309	6.0
The Columbia Bank	195,502	12.3	63,579	4.0	95,368	6.0
Tier I Capital (to Average Assets):
Corporation	$1,536,021	9.7%	$636,220	4.0%	N/A	N/A
Fulton Bank, N.A	638,194	7.9	324,647	4.0	405,809	5.0%
Lafayette Ambassador Bank	108,069	7.6	42,868	3.0	71,446	5.0
Skylands Community Bank	96,935	7.5	38,620	3.0	64,366	5.0
The Bank	161,977	8.1	79,792	4.0	99,740	5.0
The Columbia Bank	195,502	9.1	85,825	4.0	107,281	5.0

N/A – Not applicable as “well-capitalized” applies to banks only.

NOTE K – INCOME TAXES

The components of the provision for income taxes are as follows:

	2010	2009	2008
	(in thousands)
Current tax expense (benefit):
Federal	$38,333	$36,162	$76,249
State	532	(322)	804

	38,865	35,840	77,053
Deferred tax expense (benefit)	5,544	(20,432)	(52,483)

	$44,409	$15,408	$24,570

The differences between the effective income tax rate and the Federal statutory income tax rate are as follows:

	2010	2009	2008
Statutory tax rate	35.0%	35.0%	35.0%
Effect of tax-exempt income	(5.8)	(11.2)	(53.3)
Effect of low income housing investments	(3.3)	(5.3)	(20.2)
Bank-owned life insurance	(0.6)	(1.2)	(5.1)
State income taxes, net of Federal benefit	0.2	(0.2)	2.8
Goodwill impairment	0.0	0.0	166.2
Other, net	0.2	0.1	4.2

Effective income tax rate	25.7%	17.2%	129.6%

The net deferred tax asset recorded by the Corporation is included in other assets and consists of the following tax effects of temporary differences as of December 31:

	2010	2009
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$96,408	$90,143
Other-than-temporary impairment of investments	17,482	21,750
Other accrued expenses	13,075	12,739
Deferred compensation	9,553	9,511
Loss and credit carryforwards	8,232	7,887
Postretirement and defined benefit plans	5,588	6,016
LIH investments	2,613	1,944
Stock-based compensation	2,338	2,164
Derivative financial instruments	1,571	1,644
Other	954	5,049

Total gross deferred tax assets	157,814	158,847

Deferred tax liabilities:
Unrealized holding gains on securities available for sale	10,769	8,953
Mortgage servicing rights	10,745	7,875
Premises and equipment	7,557	2,308
Acquisition premiums/discounts	5,069	4,511
Direct leasing	5,048	8,141
Intangible assets	3,456	4,695
Other	3,902	1,018

Total gross deferred tax liabilities	46,546	37,501

Net deferred tax asset before valuation allowance	111,268	121,346
Valuation allowance	(8,232)	(7,887)

Net deferred tax asset	$103,036	$113,459

The valuation allowance relates to state net operating loss carryforwards for which realizability is uncertain. As of December 31, 2010 and 2009, the Corporation had state net operating loss carryforwards of approximately $452 million and $370 million, respectively, which are available to offset future state taxable income, and expire at various dates through 2030.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and capital gain income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, such as the generation of capital gains, in making this assessment. The Corporation has $16.6 million of deferred tax assets resulting from other than temporary impairment losses on investment securities, which would be characterized as capital losses for tax purposes. If realized, the income tax benefits of these potential capital losses can only be recognized for tax purposes to the extent of capital gains generated during carryback and carryforward periods. In addition to existing capital gains realized in carryback periods, the Corporation has the ability to generate sufficient offsetting capital gains in future periods through the execution of certain tax planning strategies, which may include the sale and leaseback of some or all of its branch and office properties.

Based on projections for future taxable income and capital gains over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Corporation will realize the benefits of its deferred tax assets, net of the valuation allowance, as of December 31, 2010.

Uncertain Tax Positions

The following summarizes the changes in unrecognized tax benefits (in thousands):

	2010	2009
	(in thousands)
Balance at beginning of year	$4,481	$4,596
Current period tax positions	582	869
Lapse of statute of limitations	(980)	(984)

Balance at end of year	$4,083	$4,481

Virtually all of the Corporation’s unrecognized tax benefits are for positions that are taken on an annual basis on state tax returns. Increases to unrecognized tax benefits will occur as a result of accruing for the nonrecognition of the position for the current year. Decreases will occur as a result of the lapsing of the statute of limitations for the oldest outstanding year which includes the position. These offsetting increases and decreases are likely to continue in the future, including over the next 12 months. While the net effect on total unrecognized tax benefits during this period cannot be reasonably estimated, approximately $1.1 million is expected to reverse in 2011 due to lapsing of the statute of limitations.

Recognition and measurement of tax positions is based on management’s evaluations of relevant tax code and appropriate industry information about audit proceedings for comparable positions at other organizations. The Corporation does not expect to have any changes in unrecognized tax benefits as a result of settlements with taxing authorities during the next 12 months.

As of December 31, 2010, if recognized, all of the Corporation’s unrecognized tax benefits would impact the effective tax rate. Not included in the table above is $1.6 million of Federal tax expense on unrecognized state tax benefits which, if recognized, would also impact the effective tax rate. Interest accrued related to unrecognized tax benefits is recorded as a component of income tax expense. Penalties, if incurred, would also be recognized in income tax expense. The Corporation recognized approximately $475,000 and $352,000 of interest expense in income tax expense related to unrecognized tax positions in 2010 and 2009, respectively. Credits to income tax expense of approximately $500,000 and $438,000 were recognized in 2010 and 2009, respectively, for accrued interest expense related to reserves for unrecognized tax positions that were reversed during such periods. As of December 31, 2010 and 2009, total accrued interest and penalties related to unrecognized tax positions were approximately $819,000 and $844,000, respectively.

The Corporation and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various states. In most cases, unrecognized tax benefits are related to tax years that remain subject to examination by the relevant taxable authorities. With few exceptions, the Corporation is no longer subject to U.S. Federal, state and local examinations by tax authorities for years before 2007.

NOTE L – EMPLOYEE BENEFIT PLANS

The following summarizes the Corporation’s expense (benefit) under its retirement plans for the years ended December 31:

	2010	2009	2008
	(in thousands)
Fulton Financial Corporation 401(k) Retirement Plan	$11,378	$11,118	$10,950
Pension Plan	742	1,674	(263)

	$12,120	$12,792	$10,687

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

Defined Benefit Pension Plan – Contributions to the Corporation’s defined benefit pension plan (Pension Plan) are actuarially determined and funded annually, if necessary. Effective January 1, 2008, the Pension Plan was curtailed.

Effective January 1, 2008, as required by FASB ASC Subtopic 715-20, the Corporation changed the actuarial measurement date for its Pension Plan from a fiscal year-end of September 30th to December 31st. The impact of this change in the actuarial measurement date was a $66,000 increase to the Corporation’s prepaid pension asset and a cumulative effect adjustment, net of tax, of $43,000 recorded as an increase to retained earnings.

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

Pension Plan

The net periodic pension cost (benefit) for the Pension Plan, as determined by consulting actuaries, consisted of the following components for the years ended December 31:

	2010	2009	2008
	(in thousands)
Service cost (1)	$104	$153	$143
Interest cost	3,367	3,282	3,264
Expected return on assets	(3,206)	(2,809)	(3,670)
Net amortization and deferral	477	1,048	0

Net periodic pension cost (benefit)	$742	$1,674	$(263)

(1)	Pension plan service cost for all years presented was related to administrative costs associated with the plan and not due to the accrual of additional participant benefits.

The following table summarizes the changes in the projected benefit obligation and fair value of plan assets for the Plan year ended December 31:

	2010	2009
	(in thousands)
Projected benefit obligation, beginning of year	$61,997	$60,474
Service cost	104	153
Interest cost	3,367	3,282
Benefit payments	(2,490)	(2,190)
Change due to change in assumptions	112	0
Experience loss	370	278

Projected benefit obligation, end of year	$63,460	$61,997

Fair value of plan assets, beginning of year	$54,597	$48,287
Actual return on assets	4,904	8,500
Benefit payments	(2,490)	(2,190)

Fair value of plan assets, end of year	$57,011	$54,597

The funded status of the Pension Plan, included in other liabilities on the consolidated balance sheets as of December 31, 2010 and 2009 was as follows:

	2010	2009
	(in thousands)
Projected benefit obligation (1)	$(63,460)	$(61,997)
Fair value of plan assets	57,011	54,597

Funded status	$(6,449)	$(7,400)

(1)	As a result of the Pension Plan’s curtailment, the accumulated benefit obligation is equal to the projected benefit obligation as of December 31, 2010 and 2009.

The following table summarizes the changes in the unrecognized net loss (gain) recognized as a component of accumulated other comprehensive income:

	Unrecognized Net Loss (Gain)
	Gross of tax	Net of tax
	(in thousands)
Balance as of January 1, 2009	$17,576	$11,424
Recognized as a component of 2009 periodic pension cost	(1,048)	(681)
Unrecognized gains arising in 2009	(5,412)	(3,518)

Balance as of December 31, 2009	11,116	7,225
Recognized as a component of 2010 periodic pension cost	(477)	(310)
Unrecognized gains arising in 2010	(1,214)	(789)

Balance as of December 31, 2010	$9,425	$6,126

The total amount of unrecognized net loss that will be amortized as a component of net periodic pension cost in 2011 is expected to be $308,000.

The following rates were used to calculate net periodic pension cost (benefit) and the present value of benefit obligations as of December 31:

	2010	2009	2008
Discount rate-projected benefit obligation	5.50%	5.50%	5.50%
Expected long-term rate of return on plan assets	6.00	6.00	6.00

As of December 31, 2010, the 5.50% discount rate used to calculate the present value of benefit obligations was determined using the Citigroup Average Life discount rate table, rounded to the nearest 0.25%. As of December 31, 2009 and 2008, the 5.50% discount rate used to calculate the present value of benefit obligations was determined using published long-term AA corporate bond rates as of the measurement date, rounded to the nearest 0.25%. The change to the Citigroup Average Life discount rate table in 2010 resulted in a pension discount yield curve that more closely matched the Pension Plan’s expected benefit payments. Had the Corporation used the December 31, 2010 published long-term AA corporate bond rates as of the measurement date, rounded to the nearest 0.25%, the discount rate used to calculate the present value of benefit obligations would have been 5.25%.

The 6.00% long-term rate of return on plan assets used to calculate the net periodic pension cost was based on historical returns, adjusted for expectations of long-term asset returns based on the December 31, 2010 weighted average asset allocations. The expected long-term return is considered to be appropriate based on the asset mix and the historical returns realized.

The following table presents a summary of the fair values of the Pension Plan’s assets as of December 31:

	2010		2009
	Estimated Fair Value	% of Total Assets	Estimated Fair Value	% of Total Assets
	(dollars in thousands)
Cash and money market funds	$2,482	4.4%	$2,820	5.2%
Equity common trust funds	15,365		17,983
Equity mutual funds	19,473		12,110

Equity securities	34,838	61.1	30,093	55.1
U.S. Government securities	0		12,447
Fixed income mutual funds	19,691		8,379
Corporate debt securities	0		858

Debt securities	19,691	34.5	21,684	39.7

	$57,011	100.0%	$54,597	100.0%

Equity securities consist mainly of equity common trust funds and mutual funds. Fixed income securities consist mainly of fixed income mutual funds. Pension Plan assets are invested with a balanced growth objective, with target asset allocations of approximately 55% for equity securities and approximately 45% percent for fixed income securities and cash. Investment decisions are made by a retirement plan committee, which meets periodically.

The fair values for all assets held by the Pension Plan, excluding equity common trust funds, are based on quoted prices for identical instruments and would be categorized as Level 1 assets under FASB ASC Topic 810. Equity common trust funds would be categorized as Level 2 assets under FASB ASC Topic 810.

Estimated future benefit payments are as follows (in thousands):

Year
2011	$2,168
2012	2,328
2013	2,486
2014	2,642
2015	2,880
2016 – 2020	18,615

$31,119

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

The components of the expense for postretirement benefits other than pensions are as follows:

	2010	2009	2008
	(in thousands)
Service cost	$190	$211	$378
Interest cost	441	485	595
Expected return on plan assets	(3)	(4)	(4)
Net amortization and deferral	(363)	(325)	0

Net postretirement benefit cost	$265	$367	$969

The following table summarizes the changes in the accumulated postretirement benefit obligation and fair value of plan assets for the years ended December 31:

	2010	2009
	(in thousands)
Accumulated postretirement benefit obligation, beginning of year	$9,132	$12,051
Service cost	190	211
Interest cost	441	485
Benefit payments	(406)	(433)
Change due to plan amendment	0	(3,269)
Experience loss	(796)	87
Change due to change in assumptions	(216)	0

Accumulated postretirement benefit obligation, end of year	$8,345	$9,132

Fair value of plan assets, beginning of year	$110	$127
Employer contributions	401	416
Actual return on assets	0	0
Benefit payments	(406)	(433)

Fair value of plan assets, end of year	$105	$110

The funded status of the Postretirement Plan, included in other liabilities on the consolidated balance sheets as of December 31, 2010 and 2009 was as follows:

	2010	2009
	(in thousands)
Accumulated postretirement benefit obligation	$(8,345)	$(9,132)
Fair value of plan assets	105	110

Funded status	$(8,240)	$(9,022)

The following table summarizes the changes in items recognized as a component of accumulated other comprehensive (income) loss:

	Gross of tax
	Unrecognized Prior Service Cost	Unrecognized Net (Gain) Loss	Total	Net of tax
	(in thousands)
Balance as of January 1, 2009	$0	$893	$893	$580
Unrecognized gains arising in 2009 as a result of plan amendment	(3,269)	0	(3,269)	(2,125)
Recognized as a component of 2009 postretirement benefit cost	333	(8)	325	211
Unrecognized costs arising in 2009	0	78	78	51

Balance as of December 31, 2009	(2,936)	963	(1,973)	(1,283)
Recognized as a component of 2010 postretirement benefit cost	363	0	363	236
Unrecognized gains arising in 2010	0	(1,023)	(1,023)	(665)

Balance as of December 31, 2010	$(2,573)	$(60)	$(2,633)	$(1,712)

The total amount of unrecognized prior service cost that will be recognized as a reduction to net periodic postretirement cost in 2011 is expected to be $363,000.

For measuring the postretirement benefit obligation, the annual increase in the per capita cost of health care benefits was assumed to be 8.0% in year one, declining to an ultimate rate of 5.5% by year five. This health care cost trend rate has a significant impact on the amounts reported. Assuming a 1.0% increase in the health care cost trend rate above the assumed annual increase, the accumulated postretirement benefit obligation would increase by approximately $947,000 and the current period expense would increase by approximately $90,000. Conversely, a 1.0% decrease in the health care cost trend rate would decrease the accumulated postretirement benefit obligation by approximately $790,000 and the current period expense by approximately $73,000.

As of December 31, 2010, the discount rate used to calculate the accumulated postretirement benefit obligation was determined using the Citigroup Average Life discount rate table, rounded to the nearest 0.25%, resulting in a 5.50% discount rate. As of December 31, 2009 and 2008, the discount rate used in determining the accumulated postretirement benefit obligation was determined using published long-term AA corporate bond rates as of the measurement date, rounded to the nearest 0.25%, or 5.50%. The change to the Citigroup Average Life discount rate table in 2010 resulted in a postretirement discount yield curve that more closely matched the Postretirement Plan’s expected benefit payments. Had the Corporation used the December 31, 2010 published long-term AA corporate bond rates as of the measurement date, rounded to the nearest 0.25%, the discount rate used to calculate the present value of benefit obligations would have been 5.25%.

The expected long-term rate of return on plan assets was 3.00% as of December 31, 2010 and 2009.

Estimated future benefit payments are as follows (in thousands):

Year
2011	$517
2012	498
2013	498
2014	492
2015	512
2016 – 2020	2,754

$5,271

Spilt-Dollar Life Insurance Arrangements

FASB ASC Subtopic 715-60 addresses accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. The postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement must be recognized as a liability by the employer if that obligation has not been settled through the related insurance arrangement. The amount of the Corporation’s liability represents the actuarial cost of maintaining endorsement split-dollar life insurance policies for certain employees which have not been effectively settled through their related insurance arrangements. For the years ended December 31, 2010 and 2009, the Corporation recorded $24,000 and $26,000, respectively, of postretirement benefit costs associated with its endorsement split-dollar life insurance policies. As of December 31, 2010 and 2009, the liability associated with these policies was $752,000 and $729,000, respectively.

NOTE M – SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION PLANS

Series A Preferred Stock, Common Stock Warrant and Common Stock Issuance

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

On December 23, 2008, the Corporation entered into a Securities Purchase Agreement with the UST pursuant to which the Corporation sold to the UST, for an aggregate purchase price of $376.5 million, 376,500 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (preferred stock), par value $1,000 per share, and a warrant to purchase up to 5.5 million shares of common stock, par value $2.50 per share.

The preferred stock ranked senior to the Corporation’s common shares and paid a compounding cumulative dividend at a rate of 5% per year. Dividends were payable quarterly on February 15th, May 15th, August 15th and November 15th. The Corporation was prohibited from paying any dividend with respect to shares of common stock or repurchasing or redeeming any shares of the Corporation’s common shares in any quarter unless all accrued and unpaid dividends were paid on the preferred stock for all past dividend periods (including the latest completed dividend period), subject to certain limited exceptions. In addition, without the consent of the UST, the Corporation was prohibited from declaring or paying any cash dividends on common shares in excess of $0.15 per share, which was the last quarterly cash dividend per share declared prior to October 14, 2008. The Corporation was also restricted in the amounts and types of compensation it may pay to certain of its executives as a result of its participation in the CPP. The preferred stock was non-voting, other than class voting rights on matters that could adversely affect the preferred stock. The 5.5 million common stock warrant issued to the UST had a term of 10 years and was exercisable at any time, in whole or in part, at an exercise price of $10.25 per share (subject to certain anti-dilution adjustments).

At issuance, the $376.5 million of proceeds was allocated to the preferred stock and the warrant based on their relative fair values ($368.9 million was allocated to the preferred stock and $7.6 million to the warrant). The fair value of the preferred stock was estimated using a discounted cash flows model assuming a 10% discount rate and a five-year term. The difference between the initial value allocated to the preferred stock of approximately $368.9 million and the liquidation value of $376.5 million was charged to retained earnings as an adjustment to the dividend yield using the effective yield method.

On May 5, 2010, the Corporation issued 21.8 million shares of its common stock, in an underwritten public offering, for net proceeds of $226.3 million, net of underwriting discounts and commissions. On July 14, 2010 the Corporation redeemed all 376,500 outstanding shares of its Series A preferred stock with a total payment to the U.S. Department of the Treasury (UST) of $379.6 million, consisting of $376.5 million of principal and $3.1 million of dividends. The preferred stock had a carrying value of $371.0 million on the redemption date. Upon redemption, the remaining $5.5 million preferred stock discount was recorded as a reduction to net income available to common shareholders.

On September 8, 2010, the Corporation repurchased the outstanding common stock warrant for the purchase of 5.5 million shares of its common stock, for $10.8 million, completing the Corporation’s participation in the UST’s CPP. Upon repurchase, the common stock warrant had a carrying value of $7.6 million. The repurchase price of $10.8 million was recorded as a reduction to additional paid-in capital on the statement of shareholders’ equity and comprehensive income.

Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss):

	2010	2009	2008
	(in thousands)
Unrealized gain (loss) on securities (net of $2.2 million, $15.9 million and $12.9 million tax effect in 2010, 2009 and 2008, respectively)	$3,994	$29,550	$(24,027)
Non-credit related unrealized loss on other-than-temporarily impaired debt securities (net of $89,000 and $1.8 million tax effect in 2010 and 2009, respectively)	(166)	(3,385)	0
Amortization of unrealized gain on derivative financial instruments (net of $73,000 tax effect in 2010, 2009 and 2008) (1)	136	136	136
Reclassification adjustment for securities losses (gains) included in net income (net of $245,000 and $378,000 tax expense in 2010 and 2009, respectively, and $22.0 million tax benefit in 2008)	(455)	(701)	40,947
Unrecognized pension and postretirement gains (costs) (net of $783,000, $3.0 million and $7.1 million tax effect in 2010, 2009 and 2008, respectively)	1,454	5,592	(13,190)
Amortization of unrecognized pension and postretirement costs (net of $40,000 and $253,000 tax benefit in 2010 and 2009, respectively)	74	471	0

Other comprehensive income	$5,037	$31,663	$3,866

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

Stock-based Compensation Plans

The following table presents compensation expense and related tax benefits for equity awards recognized in the consolidated statements of operations:

	2010	2009	2008
	(in thousands)
Compensation expense	$1,996	$1,781	$2,058
Tax benefit	(456)	(241)	(272)

Stock-based compensation, net of tax	$1,540	$1,540	$1,786

The tax benefit shown in the preceding table is less than the benefit that would be calculated using the Corporation’s 35% statutory Federal tax rate. Tax benefits are only recognized over the vesting period for options that ordinarily will generate a tax deduction when exercised (non-qualified stock options). The Corporation did not grant any non-qualified stock options in 2010. The Corporation granted 42,000 and 111,000 non-qualified stock options in 2009 and 2008, respectively.

The following table presents compensation expense and related tax benefits for restricted stock awards recognized in the consolidated statements of operations, and included within the preceding table:

	2010	2009	2008
	(in thousands)
Compensation expense	$1,172	$458	$189
Tax benefit	(412)	(164)	(68)

Restricted stock compensation, net of tax	$760	$294	$121

Under the Option Plan, stock options and restricted stock can be granted to key employees. Stock option exercise prices are equal to the fair value of the Corporation’s stock on the date of grant, and carry terms of up to ten years. Restricted stock fair values are equal to the average trading price of the Corporation’s stock on the date of grant. Restricted stock awards earn dividends during the vesting period, which are forfeitable if the awards do not vest. Stock options and restricted stock are typically granted annually on July 1st and become fully vested over or after a three-year vesting period. Certain events as defined in the Option Plan results in the acceleration of the vesting of both stock options and restricted stock. As of December 31, 2010, the Option Plan had 13.0 million shares reserved for future grants through 2013.

In connection with the Corporation’s participation in the U.S. Treasury Department’s Capital Purchase Program component of the Troubled Asset Relief Program, the 2010 and 2009 restricted stock shares granted to certain key employees are subject to the requirements and limitations contained in the Emergency Economic Stabilization Act of 2008, as amended, and related regulations. Among other things, restricted stock grants to these key employees may not fully vest until the longer of: two years after the date of grant, or the Corporation’s participation in the CPP ends. None of the key employees who received 2010 and 2009 restricted stock grants subject to the Capital Purchase Program vesting restrictions received 2010 or 2009 stock option awards.

The following table provides information about stock option activity for the year ended December 31, 2010:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2009	7,011,368	$12.79
Granted	577,992	9.48
Exercised	(162,151)	5.94
Forfeited	(715,057)	14.58
Expired	(279,888)	9.77

Outstanding as of December 31, 2010	6,432,264	$12.17	4.5 years	$4.0

Exercisable as of December 31, 2010	5,450,498	$14.03	4.1 years	$2.0

The following table provides information about nonvested stock options and restricted stock for the year ended December 31, 2010:

	Nonvested Stock Options		Restricted Stock
	Options	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2009	1,511,332	$1.59	278,431	$6.42
Granted	577,992	1.57	269,129	9.48
Vested	(984,584)	1.72	(4,922)	13.24
Forfeited	(122,974)	1.64	(16,770)	6.77

Nonvested as of December 31, 2010	981,766	$1.48	525,868	$7.92

As of December 31, 2010, there was $3.5 million of total unrecognized compensation cost related to nonvested stock options and restricted stock that will be recognized as compensation expense over a weighted average period of two years.

The following table presents information about options exercised:

	2010	2009	2008
	(dollars in thousands)
Number of options exercised	162,151	121,155	522,299
Total intrinsic value of options exercised	$600	$317	$1,975
Cash received from options exercised	$962	$662	$2,219
Tax deduction realized from options exercised	$466	$286	$1,428

Upon exercise, the Corporation issues shares from its authorized, but unissued, common stock to satisfy the options.

The fair value of option awards under the Option Plan is estimated on the date of grant using the Black-Scholes valuation methodology, which is dependent upon certain assumptions, as summarized in the following table:

	2010	2009	2008
Risk-free interest rate	2.23%	3.36%	3.50%
Volatility of Corporation’s stock	20.40	31.14	19.31
Expected dividend yield	2.49	2.28	6.02
Expected life of options	6 Years	7 Years	6 Years

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

Based on the assumptions used in the model, the Corporation calculated an estimated fair value per option of $1.57, $1.53 and $0.91 for options granted in 2010, 2009 and 2008, respectively. Approximately 578,000, 485,000 and 364,000 options were granted in 2010, 2009 and 2008, respectively.

Under the ESPP, eligible employees can purchase stock of the Corporation at 85% of the fair market value of the stock on the date of purchase. The ESPP is considered to be a compensatory plan and, as such, compensation expense is recognized for the 15% discount on shares purchased.

The following table summarizes activity under the ESPP:

	2010	2009	2008
ESPP shares purchased	184,092	261,691	171,438
Average purchase price per share (85% of market value)	$7.93	$5.46	$9.22
Compensation expense recognized (in thousands)	$258	$252	$279

NOTE N – LEASES

Certain branch offices and equipment are leased under agreements that expire at varying dates through 2035. Most leases contain renewal provisions at the Corporation’s option. Total rental expense was approximately $18.2 million in 2010, $18.8 million in 2009 and $19.1 million in 2008.

Future minimum payments as of December 31, 2010 under non-cancelable operating leases with initial terms exceeding one year are as follows (in thousands):

Year
2011	$15,270
2012	14,141
2013	12,107
2014	9,997
2015	8,970
Thereafter	52,840

$113,325

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

The following table presents the Corporation’s commitments to extend credit and letters of credit:

	2010	2009
	(in thousands)
Commercial mortgage and construction	$333,060	$329,159
Home equity	946,637	891,570
Commercial and other	2,501,127	2,720,357

Total commitments to extend credit	$3,780,824	$3,941,086

Standby letters of credit	$489,097	$551,064
Commercial letters of credit	31,388	37,662

Total letters of credit	$520,485	$588,726

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

The following table presents a summary of approximate principal balances and related reserves/write-downs recognized on the Corporation’s consolidated balance sheet, by general category:

	2010		2009
	Principal	Reserves/ Write-downs	Principal	Reserves/ Write-downs
	(in thousands)
Outstanding repurchase requests (1) (2)	$4,880	$(2,520)	$6,130	$(3,750)
No repurchase request received – sold loans with identified potential misrepresentations of borrower information (1) (2)	3,260	(820)	3,650	(1,260)
Repurchased loans (3)	3,390	(460)	5,580	(870)
Foreclosed real estate (OREO) (4)	3,720	0	9,140	0

Total reserves/write-downs		$(3,800)		$(5,880)

(1)	Principal balances had not been repurchased and, therefore, are not included on the consolidated balance sheet as of December 31, 2010 and 2009.
(2)	Reserve balance included as a component of other liabilities on the consolidated balance sheet as of December 31, 2010 and 2009.
(3)	Principal balances, net of write-downs, are included as a component of loans, net of unearned income on the consolidated balance sheet as of December 31, 2010 and 2009.
(4)	OREO is written down to its estimated fair value upon transfer from loans receivable.

Management believes that the reserves recorded as of December 31, 2010 are adequate for the known potential repurchases. However, continued declines in collateral values or the identification of additional loans to be repurchased could necessitate additional reserves in the future.

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

Following is a summary of the Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets at December 31:

	2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$0	$83,940	$0	$83,940
Available for sale investment securities:
Equity securities	40,070	0	0	40,070
U.S. Government securities	0	1,649	0	1,649
U.S. Government sponsored agency securities	0	5,058	0	5,058
State and municipal securities	0	349,563	0	349,563
Corporate debt securities	0	111,675	13,111	124,786
Collateralized mortgage obligations	0	1,104,058	0	1,104,058
Mortgage-backed securities	0	871,472	0	871,472
Auction rate securities	0	0	260,679	260,679

Total available for sale investment securities	40,070	2,443,475	273,790	2,757,335
Other financial assets	13,582	9,256	0	22,838

Total assets	$53,652	$2,536,671	$273,790	$2,864,113

Other financial liabilities	$13,582	$760	$0	$14,342

	2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$0	$79,577	$0	$79,577
Available for sale investment securities:
Equity securities	41,256	0	0	41,256
U.S. Government securities	0	1,325	0	1,325
U.S. Government sponsored agency securities	0	91,956	0	91,956
State and municipal securities	0	415,773	0	415,773
Corporate debt securities	0	104,779	11,960	116,739
Collateralized mortgage obligations	0	1,122,996	0	1,122,996
Mortgage-backed securities	0	1,080,024	0	1,080,024
Auction rate securities	0	0	289,203	289,203

Total available for sale investment securities	41,256	2,816,853	301,163	3,159,272
Other financial assets	13,882	2,353	0	16,235

Total assets	$55,138	$2,898,783	$301,163	$3,255,084

Other financial liabilities	$13,882	$1,480	$0	$15,362

The valuation techniques used to measure fair value for the items in the table above are as follows:

•

Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of December 31, 2010 and December 31, 2009 were measured as the price that secondary market investors were offering for loans with similar characteristics. See Note A, “Summary of Significant Accounting Policies” for details related to the Corporation’s election to measure assets and liabilities at fair value.

•	Available for sale investment securities – Included within this asset category are both equity and debt securities:

•

Equity securities – Equity securities consist of stocks of financial institutions ($33.1 million at December 31, 2010 and $32.3 million at December 31, 2009) and mutual fund and other equity investments ($7.0 million at December 31, 2010 and $9.0 million at December 31, 2009). These Level 1 investments are measured at fair value based on quoted prices for identical securities in active markets. Restricted equity securities issued by the FHLB and Federal Reserve Bank ($96.4 million at December 31, 2010 and $99.1 million at December 31, 2009) have been excluded from the above table.

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

•

Corporate debt securities – This category consists of subordinated debt issued by financial institutions ($35.9 million at December 31, 2010 and $32.7 million at December 31, 2009), single-issuer trust preferred securities issued by financial institutions ($81.8 million at December 31, 2010 and $75.8 million at December 31, 2009), pooled trust preferred securities issued by financial institutions ($4.5 million at December 31, 2010 and $5.0 million at December 31, 2009) and other corporate debt issued by non-financial institutions ($2.6 million at December 31, 2010 and $3.2 million at December 31, 2009).

Classified as Level 2 investments are the subordinated debt, other corporate debt issued by non-financial institutions and $73.2 million and $68.8 million of single-issuer trust preferred securities held at December 31, 2010 and December 31, 2009, respectively. These corporate debt securities are measured at fair value by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. As with the debt securities described above, an active market presently exists for securities similar to these corporate debt security holdings.

Classified as Level 3 assets are the Corporation’s investments in pooled trust preferred securities and certain single-issuer trust preferred securities ($8.6 million at December 31, 2010 and $7.0 million at December 31, 2009). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments.

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

•

Other financial assets – Included within this asset category are: Level 1 assets, consisting of mutual funds that are held in trust for employee deferred compensation plans and measured at fair value based on quoted prices for identical securities in active markets; and Level 2 assets representing the fair values of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors. The fair values of the Corporation’s interest rate locks and forward commitments are determined as the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See Note A, Summary of Significant Accounting Policies” for additional information.

•

Other financial liabilities – Included within this category are: Level 1 employee deferred compensation liabilities which represent amounts due to employees under the deferred compensation plans, described under the heading “Other financial assets” above and Level 2 mortgage banking derivatives, described under the heading “Other financial assets” above.

The following tables present the changes in the Corporation’s assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the years ended December 31:

	2010
	Available for Sale Investment Securities
	(in thousands)
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	Auction Rate Securities (ARCs)
Balance, December 31, 2009	$4,979	$6,981	$289,203
Realized adjustments to fair value (2)	(11,969)	0	0
Unrealized adjustments to fair value (3)	11,842	1,601	(10,850)
Sales	0	0	(15,266)
Redemptions	(328)	0	(8,969)
Discount accretion (4)	4	1	6,561

Balance, December 31, 2010	$4,528	$8,583	$260,679

	2009
	Available for Sale Investment Securities			Other Financial Liabilities – ARC Financial Guarantee
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	Auction Rate Securities (ARCs)
	(in thousands)
Balance, December 31, 2008	$15,381	$7,544	$195,900	$(8,653)
Transfers from Level 3 to Level 2	0	(1,008)	0	0
Purchases (1)	0	0	89,385	14,890
Realized adjustments to fair value (2)	(9,470)	0	0	(6,237)
Unrealized adjustments to fair value (3)	(925)	443	10,326	0
Sales	0	0	(2,872)	0
Redemptions	0	0	(7,589)	0
(Premium amortization)/Discount accretion (4)	(7)	2	4,053	0

Balance, December 31, 2009	$4,979	$6,981	$289,203	$0

(1)

In 2008, the Corporation offered to purchase illiquid ARCs from customers. The estimated fair value of the guarantee was determined based on the difference between the fair value of the ARCs and their estimated purchase price. During 2009, the Corporation completed the repurchase of all eligible ARCs and, as of December 31, 2009, there were no longer any ARCs still held by customers that the Corporation had agreed to purchase.

(2)

For pooled trust preferred securities, realized adjustments to fair value represent credit related other-than-temporary impairment charges that were recorded as a reduction to investment securities gains on the consolidated statements of operations. For the ARC financial guarantee, the realized adjustment to fair value was included as a component of operating risk loss on the consolidated statements of operations.

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

Certain financial assets are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following tables present the Corporation’s financial assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheets at December 31:

	2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$0	$0	$457,678	$457,678
Other financial assets	0	0	62,109	62,109

Total assets	$0	$0	$519,787	$519,787

Reserve for unfunded commitments	$0	$0	$1,227	$1,227

	2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Loans held for sale	$0	$5,807	$0	$5,807
Net loans	0	0	642,889	642,889
Other financial assets	0	0	45,807	45,807

Total assets	$0	$5,807	$688,696	$694,503

Reserve for unfunded commitments	$0	$0	$855	$855

The valuation techniques used to measure fair value for the items in the table above are as follows:

•

Loans held for sale – This category consists of floating rate residential mortgage construction loans which are measured at the lower of aggregate cost or fair value. Fair value was measured as the prices that secondary market investors were offering for loans with similar characteristics.

•

Net loans – This category consists of loans which were considered to be impaired under FASB ASC Section 310-10-35 and have been classified as Level 3 assets. Impaired loans are generally measured at fair value of their underlying collateral. An allowance for loan losses is allocated to an impaired loan if its carrying value exceeds its estimated fair value. The amount shown is the balance of impaired loans, net of the related allowance for loan losses.

•

Other financial assets – This category includes OREO ($33.0 million at December 31, 2010 and $23.3 million at December 31, 2009) and MSRs, net of the MSR valuation allowance ($29.1 million at December 31, 2010 and $22.5 million at December 31, 2009), both classified as Level 3 assets.

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

•

Reserve for unfunded commitments – This liability, included as Level 3 liabilities above, represents the estimate of losses associated with unused commitments to extend credit on loans which are impaired under FASB ASC Section 310-10-35. The reserve for unfunded commitments represents the shortfall between commitments to extend credit on impaired loans in comparison to the fair value of their underlying collateral.

As required by FASB ASC Section 825-10-50, the following table details the book values and the estimated fair values of the Corporation’s financial instruments as of December 31, 2010 and 2009. In addition, a general description of the methods and assumptions used to estimate such fair values is also provided below.

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

	2010		2009
FINANCIAL ASSETS	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(in thousands)
Cash and due from banks	$198,954	$198,954	$284,508	$284,508
Interest-bearing deposits with other banks	33,297	33,297	16,591	16,591
Loans held for sale (1)	83,940	83,940	85,384	85,384
Securities held to maturity	7,751	7,818	8,700	8,797
Securities available for sale (1)	2,853,733	2,853,733	3,258,386	3,258,386
Loans, net of unearned income (1)	11,933,307	11,909,539	11,972,424	11,972,109
Accrued interest receivable	53,841	53,841	58,515	58,515
Other financial assets (1)	230,044	230,044	128,374	128,374

FINANCIAL LIABILITIES
Demand and savings deposits	$7,758,613	$7,758,613	$6,784,050	$6,784,050
Time deposits	4,629,968	4,677,494	5,313,864	5,349,237
Short-term borrowings	674,077	674,077	868,940	868,940
Accrued interest payable	33,333	33,333	46,596	46,596
Other financial liabilities (1)	56,591	56,591	53,267	53,267
FHLB advances and long-term debt	1,119,450	1,077,724	1,540,773	1,474,082

(1)

Description of fair value determinations for these financial instruments, or certain financial instruments within these categories, measured at fair value on the Corporation’s consolidated balance sheets, are disclosed above.

For short-term financial instruments defined as those with remaining maturities of 90 days or less, excluding those recorded at fair value on the Corporation’s consolidated balance sheets, the book value was considered to be a reasonable estimate of fair value.

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

The estimated fair values of securities held to maturity as of December 31, 2010 and 2009 were generally based on quoted market prices, broker quotes or dealer quotes.

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

NOTE Q – CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS

(in thousands)

	December 31			December 31
	2010	2009		2010	2009
ASSETS			LIABILITIES AND EQUITY
Cash	$10	$119	Long-term debt	$381,976	$381,659
Securities and other assets	12,073	7,667	Payable to non-bank subsidiaries	253,338	16,380
Receivable from subsidiaries	14,974	6,385	Other liabilities	42,343	36,360

Investment in:			Total Liabilities	677,657	434,399

Bank subsidiaries	1,963,412	1,798,610
Non-bank subsidiaries	567,577	558,100	Shareholders’ equity	1,880,389	1,936,482

Total Assets	$2,558,046	$2,370,881	Total Liabilities and Shareholders’ Equity	$2,558,046	$2,370,881

CONDENSED STATEMENTS OF OPERATIONS

	2010	2009	2008
	(in thousands)
Income:
Dividends from subsidiaries	$63,850	$157,900	$76,453
Other	73,438	70,775	68,174

	137,288	228,675	144,627
Expenses	105,012	99,526	98,757

Income before income taxes and equity in undistributed net income of subsidiaries	32,276	129,149	45,870
Income tax benefit	(11,180)	(10,354)	(11,312)

	43,456	139,503	57,182
Equity in undistributed net income (loss) of:
Bank subsidiaries	78,146	18,596	(23,449)
Non-bank subsidiaries	6,730	(84,175)	(39,350)

Net Income (Loss)	$128,332	$73,924	$(5,617)
Preferred stock dividends and discount accretion	(16,303)	(20,169)	(463)

Net Income (Loss) Available to Common Shareholders	$112,029	$53,755	$(6,080)

CONDENSED STATEMENTS OF CASH FLOWS

	2010	2009	2008
	(in thousands)
Cash Flows From Operating Activities:
Net Income (Loss)	$128,332	$73,924	$(5,617)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities:
Stock-based compensation	1,996	1,781	2,058
(Increase) decrease in other assets	(12,531)	6,489	(5,322)
Equity in undistributed net (income) loss of subsidiaries	(84,876)	65,579	62,799
Increase (decrease) in other liabilities and payable to non-bank subsidiaries	244,063	(35,312)	4,862

Total adjustments	148,652	38,537	64,397

Net cash provided by operating activities	276,984	112,461	58,780
Cash Flows From Investing Activities:
Investment in bank subsidiaries	(86,300)	(53,000)	0
Investment in non-bank subsidiaries	0	(10,000)	(294,500)
Line of credit to non-bank subsidiary	0	88,114	(88,212)

Net cash (used in) provided by investing activities	(86,300)	25,114	(382,712)
Cash Flows From Financing Activities:
Net (decrease) increase in short-term borrowings	0	(86,000)	38,268
(Redemption) proceeds from issuance of preferred stock and common stock warrant	(387,300)	0	376,500
Net proceeds from issuance of common stock	231,510	7,419	13,177
Dividends paid	(35,003)	(58,913)	(103,976)

Net cash (used in) provided by financing activities	(190,793)	(137,494)	323,969

Net (Decrease) Increase in Cash and Cash Equivalents	(109)	81	37
Cash and Cash Equivalents at Beginning of Year	119	38	1

Cash and Cash Equivalents at End of Year	$10	$119	$38

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2010, the company’s internal control over financial reporting is effective based on those criteria.

/s/ R. SCOTT SMITH, JR.
R. Scott Smith, Jr.
Chairman and Chief Executive Officer

/s/ CHARLES J. NUGENT
Charles J. Nugent
Senior Executive Vice President and
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Fulton Financial Corporation:

We have audited the accompanying consolidated balance sheets of Fulton Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited Fulton Financial Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fulton Financial Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fulton Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Fulton Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note A to the financial statements, the Company has changed its method of accounting for other-than-temporary impairment for debt securities in 2009, due to the adoption of FASB Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-than-Temporary Impairments,” which was codified as FASB ASC Subtopic 320-10.

/s/ KPMG LLP
Philadelphia, Pennsylvania
March 1, 2011

QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

(in thousands, except per-share data)

	Three Months Ended
	Mar 31	Jun 30	Sep 30	Dec 31
FOR THE YEAR 2010
Interest income	$190,588	$187,680	$185,356	$181,749
Interest expense	52,079	48,522	45,170	40,856

Net interest income	138,509	139,158	140,186	140,893
Provision for credit losses	40,000	40,000	40,000	40,000
Other income	38,260	44,912	52,998	48,732
Other expenses	100,022	101,105	102,711	107,069

Income before income taxes	36,747	42,965	50,473	42,556
Income tax expense	9,267	11,283	12,793	11,066

Net income	27,480	31,682	37,680	31,490
Preferred stock dividends and discount accretion	(5,065)	(5,066)	(6,172)	0

Net income available to common shareholders	$22,415	$26,616	$31,508	$31,490

Per common share data:
Net income (basic)	$0.13	$0.14	$0.16	$0.16
Net income (diluted)	0.13	0.14	0.16	0.16
Cash dividends	0.03	0.03	0.03	0.03
FOR THE YEAR 2009
Interest income	$195,567	$198,097	$197,861	$194,942
Interest expense	71,451	70,153	65,060	58,849

Net interest income	124,116	127,944	132,801	136,093
Provision for credit losses	50,000	50,000	45,000	45,020
Other income	47,700	46,209	41,915	40,036
Other expenses	107,158	108,638	100,545	101,121

Income before income taxes	14,658	15,515	29,171	29,988
Income tax expense	1,573	2,404	5,825	5,606

Net income	13,085	13,111	23,346	24,382
Preferred stock dividends and discount accretion	(5,031)	(5,046)	(5,046)	(5,046)

Net income available to common shareholders	$8,054	$8,065	$18,300	$19,336

Per common share data:
Net income (basic)	$0.05	$0.05	$0.10	$0.11
Net income (diluted)	0.05	0.05	0.10	0.11
Cash dividends	0.03	0.03	0.03	0.03

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference herein is the information appearing under the headings “Information about Nominees, Directors and Independence Standards,” “Named Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct,” “Procedure for Shareholder Nominations,” and “Other Board Committees” within the Corporation’s 2011 Proxy Statement.

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

Item 11. Executive Compensation

Incorporated by reference herein is the information appearing under the headings “Information Concerning Compensation” and “Human Resources Interlocks and Insider Participation” within the Corporation’s 2011 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference herein is the information appearing under the heading “Security Ownership of Directors, Nominees, Management and Certain Beneficial Owners” within the Corporation’s 2011 Proxy Statement, and information appearing under the heading “Securities Authorized for Issuance under Equity Compensation Plans” within Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference herein is the information appearing under the headings “Related Person Transactions” and “Information about Nominees, Continuing Directors and Independence Standards” within the Corporation’s 2011 Proxy Statement, and the information appearing in “Note D - Loans and Allowance for Credit Losses,” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”.

Item 14. Principal Accounting Fees and Services

Incorporated by reference herein is the information appearing under the heading “Relationship With Independent Public Accountants” within the Corporation’s 2011 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.	Financial Statements — The following consolidated financial statements of Fulton Financial Corporation and subsidiaries are incorporated herein by reference in response to Item 8 above:

(i)	Consolidated Balance Sheets - December 31, 2010 and 2009.

(ii)	Consolidated Statements of Operations - Years ended December 31, 2010, 2009 and 2008.

(iii)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) - Years ended December 31, 2010, 2009 and 2008.

(iv)	Consolidated Statements of Cash Flows - Years ended December 31, 2010, 2009 and 2008.

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

10.6	Form of Death Benefit Only Agreement to Senior Management – Incorporated by reference to Exhibit 10.9 of the Fulton Financial Corporation Annual Report on Form 10K dated March 1, 2007.

10.7	Fulton Financial Corporation 2004 Stock Option and Compensation Plan – Incorporated by reference to Exhibit 10.7 of the Fulton Financial Corporation Annual Report on Form 10-K dated March 1, 2010.

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

10.19	Fulton Financial Corporation Variable Compensation Plan Summary Description – filed herewith.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

101

Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2010 and December 31, 2009; (ii) the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008; (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; and, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULTON FINANCIAL CORPORATION
(Registrant)

Dated:	March 1, 2011	By:	/S/ R. SCOTT SMITH, JR.
R. Scott Smith, Jr.,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ JEFFREY G. ALBERTSON, ESQ. Jeffrey G. Albertson, Esq.	Director	March 1, 2011

/S/ JOE N. BALLARD Joe N. Ballard	Director	March 1, 2011

/S/ JOHN M. BOND, JR. John M. Bond, Jr.	Director	March 1, 2011

/S/ DONALD M. BOWMAN, JR. Donald M. Bowman, Jr.	Director	March 1, 2011

/S/ DANA A. CHRYST Dana A. Chryst	Director	March 1, 2011

/S/ BETH ANN L. CHIVINSKI Beth Ann L. Chivinski	Executive Vice President and Controller (Principal Accounting Officer)	March 1, 2011

/S/ CRAIG A. DALLY Craig A. Dally	Director	March 1, 2011

/S/ PATRICK J. FREER Patrick J. Freer	Director	March 1, 2011

Signature	Capacity	Date

/S/ RUFUS A. FULTON, JR. Rufus A. Fulton, Jr.	Director	March 1, 2011

/S/ GEORGE W. HODGES George W. Hodges	Director	March 1, 2011

/S/ WILLEM KOOYKER Willem Kooyker	Director	March 1, 2011

/S/ DONALD W. LESHER, JR. Donald W. Lesher, Jr.	Director	March 1, 2011

/S/ CHARLES J. NUGENT Charles J. Nugent	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2011

/S/ JOHN O. SHIRK, ESQ. John O. Shirk, Esq.	Director	March 1, 2011

/S/ R. SCOTT SMITH, JR. R. Scott Smith, Jr.	Chairman and Chief Executive Officer (Principal Executive Officer)	March 1, 2011

/S/ GARY A. STEWART Gary A. Stewart	Director	March 1, 2011

/S/ E. PHILIP WENGER E. Philip Wenger	President and Chief Operating Officer	March 1, 2011

EXHIBIT INDEX

Exhibits Required Pursuant to Item 601 of Regulation S-K

3.1	Articles of Incorporation, as amended and restated, of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Form S-4 Registration Statement filed on October 7, 2005.

3.4	Bylaws of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K dated September 18, 2008.

3.5	Certificate of Designations of Fixed Rate Cumulative Preferred Stock, Series A of Fulton Financial Corporation – Incorporated by referenced to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

4.1	An Indenture entered into on March 28, 2005 between Fulton Financial Corporation and Wilmington Trust Company as trustee, relating to the issuance by Fulton of $100 million aggregate principal amount of 5.35% subordinated notes due April 1, 2015 – Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K dated March 31, 2005.

4.2	Purchase Agreement entered into between Fulton Financial Corporation, Fulton Capital Trust I, FFC Management, Inc. and Sandler O’Neill & Partners, L.P. with respect to the Trust’s issuance and sale in a firm commitment public offering of $150 million aggregate liquidation amount of 6.29% Capital Securities – Incorporated by reference to Exhibit 1.1 of the Fulton Financial Corporation Current Report on Form 8-K dated January 20, 2006.

4.3	First Supplemental Indenture entered into on May 1, 2007 between Fulton Financial Corporation and Wilmington Trust Company as trustee, relating to the issuance by Fulton of $100 million aggregate principal amount of 5.75% subordinated notes due May 1, 2017 – Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K dated May 1, 2007.

4.4	Form of Preferred Stock Certificate to the United States Department of the Treasury – Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

4.5	Form of Warrant to Purchase Common Stock to the United States Department of the Treasury – Incorporated by reference to Exhibit 4.2 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

10.1	Amended Employment Agreement between Fulton Financial Corporation and R. Scott Smith, Jr. dated November 12, 2008 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated November 14, 2008.

10.2	Amended Employment Agreement between Fulton Financial Corporation and Craig H. Hill dated November 12, 2008 – Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated November 14, 2008.

10.3	Amended Employment Agreement between Fulton Financial Corporation and Charles J. Nugent dated November 12, 2008 – Incorporated by reference to Exhibit 10.3 of the Fulton Financial Corporation Current Report on Form 8-K dated November 14, 2008.

10.4	Amended Employment Agreement between Fulton Financial Corporation and James E. Shreiner dated November 12, 2008 – Incorporated by reference to Exhibit 10.4 of the Fulton Financial Corporation Current Report on Form 8-K dated November 14, 2008.

10.5	Amended Employment Agreement between Fulton Financial Corporation and E. Philip Wenger dated November 12, 2008 – Incorporated by reference to Exhibit 10.5 of the Fulton Financial Corporation Current Report on Form 8-K dated November 14, 2008.

10.6	Form of Death Benefit Only Agreement to Senior Management – Incorporated by reference to Exhibit 10.9 of the Fulton Financial Corporation Annual Report on Form 10-K dated March 1, 2007.

10.7	Fulton Financial Corporation 2004 Stock Option and Compensation Plan – Incorporated by reference to Exhibit 10.7 of the Fulton Financial Corporation Annual Report on Form 10-K dated March 1, 2010.

10.8	Form of Stock Option Agreement and Form of Restricted Stock Agreement between Fulton Financial Corporation and Officers of the Corporation as of July 1, 2008 – Incorporated by reference to Exhibits 10.1 and 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated June 20, 2008.

10.9	Form of Amendment to Stock Option Agreement for John M. Bond – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 22, 2006.

10.10	Fulton Financial Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2008 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.11	Form of Supplemental Executive Retirement Plan - For Use with Executives with no Pre-2008 Accruals – Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.12	Form of Amended and Restated Supplemental Executive Retirement Plan - For Use with Executives with no Pre-2008 Accruals – Incorporated by reference to Exhibit 10.3 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.13	Form of Amended and Restated Supplemental Executive Retirement Plan - For Use with Executives First Covered After 2004 but Before 2008 – Incorporated by reference to Exhibit 10.4 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.14	Agreement between Fulton Financial Corporation and Fiserv Solutions, Inc. dated as of January 1, 2005. Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. See also Fulton Financial Corporation Current Report on Form 8-K dated June 24, 2005.

10.15	Letter agreement dated December 23, 2008 with the U.S. Department of the Treasury, including Securities Purchase Agreement – Standard Terms – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

10.16	Form of waiver required for senior executive officers in connection with sale of preferred stock under the Capital Purchase Program – between Senior Executive Officers and the United States Department of the Treasury – Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

10.17	Form of letter agreement with senior executive officers related to compensation, in conformity with the Capital Purchase Program – between Fulton Financial Corporation and Senior Executive Officers – Incorporated by reference to Exhibit 10.3 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

10.18	Form of executive letter agreement, related to the Capital Purchase Program compensation standards – between Fulton Financial Corporation and Senior Executive Officers or Most Highly Compensated Employees – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 24, 2009.

10.19	Fulton Financial Corporation Variable Compensation Plan Summary Description – filed herewith.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

101

Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2010 and December 31, 2009; (ii) the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008; (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; and, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.