Form 10-Q
period 2011-03-31
FULTON FINANCIAL CORP
filed 2011-05-09
CIK 700564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011, or

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

Common Stock, $2.50 Par Value – 199,263,000 shares outstanding as of April 29, 2011.

FULTON FINANCIAL CORPORATION

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2011

Item 1. Financial Statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	March 31 2011 (unaudited)	December 31 2010
ASSETS
Cash and due from banks	$265,353	$198,954
Interest-bearing deposits with other banks	83,293	33,297
Loans held for sale	30,903	83,940
Investment securities:
Held to maturity (estimated fair value of $7,347 in 2011 and $7,818 in 2010)	7,293	7,751
Available for sale	2,690,141	2,853,733
Loans, net of unearned income	11,873,208	11,933,307
Less: Allowance for loan losses	(270,272)	(274,271)

Net Loans	11,602,936	11,659,036

Premises and equipment	208,370	208,016
Accrued interest receivable	52,878	53,841
Goodwill	535,651	535,518
Intangible assets	11,283	12,461
Other assets	473,095	628,707

Total Assets	$15,961,196	$16,275,254

LIABILITIES
Deposits:
Noninterest-bearing	$2,310,290	$2,194,988
Interest-bearing	10,098,320	10,193,593

Total Deposits	12,408,610	12,388,581

Short-term borrowings:
Federal funds purchased	8,285	267,844
Other short-term borrowings	406,113	406,233

Total Short-Term Borrowings	414,398	674,077

Accrued interest payable	34,392	33,333
Other liabilities	157,785	179,424
Federal Home Loan Bank advances and long-term debt	1,035,689	1,119,450

Total Liabilities	14,050,874	14,394,865

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 215.5 million shares issued in 2011 and 215.4 million shares issued in 2010	538,669	538,492
Additional paid-in capital	1,420,666	1,420,127
Retained earnings	184,254	158,453
Accumulated other comprehensive income:
Unrealized gains on investment securities not other-than-temporarily impaired	23,791	22,354
Unrealized non-credit related losses on other-than-temporarily impaired debt securities	(1,460)	(2,355)
Unrecognized pension and postretirement plan costs	(4,426)	(4,414)
Unamortized effective portions of losses on forward-starting interest rate swaps	(3,056)	(3,090)

Accumulated Other Comprehensive Income	14,849	12,495
Treasury stock, 16.3 million shares in 2011 and 2010, at cost	(248,116)	(249,178)

Total Shareholders’ Equity	1,910,322	1,880,389

Total Liabilities and Shareholders’ Equity	$15,961,196	$16,275,254

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)

	Three Months Ended March 31
	2011	2010
INTEREST INCOME
Loans, including fees	$149,496	$157,534
Investment securities:
Taxable	21,807	28,149
Tax-exempt	3,175	3,595
Dividends	683	729
Loans held for sale	500	556
Other interest income	33	25

Total Interest Income	175,694	190,588
INTEREST EXPENSE
Deposits	23,286	33,738
Short-term borrowings	254	549
Long-term debt	12,591	17,792

Total Interest Expense	36,131	52,079

Net Interest Income	139,563	138,509
Provision for credit losses	38,000	40,000

Net Interest Income After Provision for Credit Losses	101,563	98,509
OTHER INCOME
Service charges on deposit accounts	13,305	14,267
Other service charges and fees	11,482	10,165
Investment management and trust services	9,204	8,088
Mortgage banking income	5,463	4,149
Other	4,421	3,814
Total other-than-temporary impairment losses	(1,021)	(5,251)
Less: Portion of (gain) loss recognized in other comprehensive income (before taxes)	(270)	274

Net other-than-temporary impairment losses	(1,291)	(4,977)
Net gains on sale of investment securities	3,576	2,754

Net investment securities gains (losses)	2,285	(2,223)

Total Other Income	46,160	38,260
OTHER EXPENSES
Salaries and employee benefits	54,308	52,345
Net occupancy expense	11,366	11,650
FDIC insurance expense	4,754	4,954
Data processing	3,372	3,417
Equipment expense	3,132	3,091
Professional fees	2,849	2,546
Marketing	2,836	1,830
Other real estate owned and repossession expense	1,970	2,681
Intangible amortization	1,178	1,314
Other	15,798	16,194

Total Other Expenses	101,563	100,022

Income Before Income Taxes	46,160	36,747
Income taxes	12,375	9,267

Net Income	33,785	27,480
Preferred stock dividends and discount accretion	0	(5,065)

Net Income Available to Common Shareholders	$33,785	$22,415

PER COMMON SHARE:
Net income (basic)	$0.17	$0.13
Net income (diluted)	0.17	0.13
Cash dividends	0.04	0.03

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
		Shares Outstanding	Amount
	(in thousands)
Balance at December 31, 2010	$0	199,050	$538,492	$1,420,127	$158,453	$12,495	$(249,178)	$1,880,389
Comprehensive income:
Net income					33,785			33,785
Other comprehensive income						2,354		2,354

Total comprehensive income								36,139

Stock issued, including related tax benefits		141	177	(8)			1,062	1,231
Stock-based compensation awards				547				547
Common stock cash dividends - $0.04 per share					(7,984)			(7,984)

Balance at March 31, 2011	$0	199,191	$538,669	$1,420,666	$184,254	$14,849	$(248,116)	$1,910,322

Balance at December 31, 2009	$370,290	176,364	$482,491	$1,257,730	$71,999	$7,458	$(253,486)	$1,936,482
Comprehensive income:
Net income					27,480			27,480
Other comprehensive income						14,334		14,334

Total comprehensive income								41,814

Stock issued, including related tax benefits		145	185	(148)			1,212	1,249
Stock-based compensation awards				293				293
Preferred stock discount accretion	359				(359)			0
Preferred stock cash dividends					(4,706)			(4,706)
Common stock cash dividends - $0.03 per share					(5,294)			(5,294)

Balance at March 31, 2010	$370,649	176,509	$482,676	$1,257,875	$89,120	$21,792	$(252,274)	$1,969,838

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$33,785	$27,480
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	38,000	40,000
Depreciation and amortization of premises and equipment	5,104	5,163
Net amortization of investment securities premiums	1,704	802
Investment securities (gains) losses	(2,285)	2,223
Net decrease in loans held for sale	53,037	31,586
Amortization of intangible assets	1,178	1,314
Stock-based compensation	547	293
Decrease (increase) in accrued interest receivable	963	(174)
Decrease in other assets	14,626	4,200
Increase in accrued interest payable	1,059	2,651
(Decrease) increase in other liabilities	(6,362)	6,368

Total adjustments	107,571	94,426

Net cash provided by operating activities	141,356	121,906
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	411,196	89,647
Proceeds from maturities of securities held to maturity	92	117
Proceeds from maturities of securities available for sale	161,756	167,992
Purchase of securities held to maturity	(8)	(84)
Purchase of securities available for sale	(282,144)	(76,296)
(Increase) decrease in short-term investments	(49,996)	8,749
Net decrease (increase) in loans	17,757	(20,715)
Net purchases of premises and equipment	(5,458)	(5,109)

Net cash provided by investing activities	253,195	164,301
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	210,068	214,562
Net decrease in time deposits	(190,039)	(156,021)
Decrease in short-term borrowings	(259,679)	(244,290)
Additions to long-term debt	0	45,000
Repayments of long-term debt	(83,761)	(145,018)
Net proceeds from issuance of stock	1,231	1,249
Dividends paid	(5,972)	(9,997)

Net cash used in financing activities	(328,152)	(294,515)

Net Increase (Decrease) in Cash and Due From Banks	66,399	(8,308)
Cash and Due From Banks at Beginning of Period	198,954	284,508

Cash and Due From Banks at End of Period	$265,353	$276,200

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$35,072	$49,428
Income taxes	145	37

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the Corporation) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission (SEC).

NOTE B – Net Income Per Common Share and Other Comprehensive Income

The Corporation’s basic net income per common share is calculated as net income available to common shareholders divided by the weighted average number of common shares outstanding. Net income available to common shareholders is calculated as net income less accrued dividends and discount accretion related to preferred stock.

For diluted net income per common share, net income available to common shareholders is divided by the weighted average number of common shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation’s common stock equivalents consist of outstanding stock options, restricted stock and common stock warrants. As of March 31, 2011, there were no outstanding common stock warrants.

A reconciliation of weighted average common shares outstanding used to calculate basic net income per common share and diluted net income per common share follows.

	Three months ended March 31
	2011	2010
	(in thousands)
Weighted average shares outstanding (basic)	198,599	176,174
Effect of dilutive securities	687	507

Weighted average shares outstanding (diluted)	199,286	176,681

As of March 31, 2011, 4.6 million stock options were excluded from the diluted net income per share computation as their effect would have been anti-dilutive. As of March 31, 2010, 5.6 million stock options and a 5.5 million share common stock warrant were excluded from the diluted net income per share computation as their effects would have been anti-dilutive.

The following table presents the components of other comprehensive income:

	Three months ended March 31
	2011	2010
	(in thousands)
Unrealized gain on securities (net of a $1.9 million and $7.0 million tax effect in 2011 and 2010, respectively)	$3,568	$12,927
Non-credit related unrealized gain (loss) on other-than-temporarily impaired debt securities (net of a $134,000 and $49,000 tax effect in 2011 and 2010, respectively)	249	(91)
Unrealized gain on derivative financial instruments (net of an $18,000 tax effect in 2011 and 2010) (1)	34	34
(Accretion)/amortization of net unrecognized pension and postretirement items (net of a $6,000 and $10,000 tax effect in 2011 and 2010, respectively)	(12)	19
Reclassification adjustment for securities (gains) losses included in net income (net of $800,000 tax expense in 2011 and $778,000 tax benefit in 2010)	(1,485)	1,445

Other comprehensive income	$2,354	$14,334

(1)	Amounts represent the amortization of the effective portions of losses on forward-starting interest rate swaps, designated as cash flow hedges and entered into in prior years in connection with the issuance of fixed-rate debt. The total amount recorded as a reduction to accumulated other comprehensive income upon settlement of these derivatives is being amortized to interest expense over the life of the related securities using the effective interest method. The amount of net losses in accumulated other comprehensive income that will be reclassified into earnings during the next twelve months is expected to be approximately $135,000.

NOTE C – Investment Securities

The following tables present the amortized cost and estimated fair values of investment securities:

Held to Maturity at March 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government sponsored agency securities	$6,249	$0	$0	$6,249
State and municipal securities	346	0	0	346
Mortgage-backed securities	698	54	0	752

	$7,293	$54	$0	$7,347

Available for Sale at March 31, 2011
Equity securities	$130,887	$4,714	$(932)	$134,669
U.S. Government securities	1,650	0	0	1,650
U.S. Government sponsored agency securities	4,856	148	(1)	5,003
State and municipal securities	356,741	6,840	(1,030)	362,551
Corporate debt securities	135,996	5,051	(11,911)	129,136
Collateralized mortgage obligations	957,520	18,768	(2,960)	973,328
Mortgage-backed securities	800,832	29,207	(2,648)	827,391
Auction rate securities	267,303	808	(11,698)	256,413

	$2,655,785	$65,536	$(31,180)	$2,690,141

Held to Maturity at December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government sponsored agency securities	$6,339	$0	$(1)	$6,338
State and municipal securities	346	0	0	346
Mortgage-backed securities	1,066	68	0	1,134

	$7,751	$68	$(1)	$7,818

Available for Sale at December 31, 2010
Equity securities	$133,570	$3,872	$(974)	$136,468
U.S. Government securities	1,649	0	0	1,649
U.S. Government sponsored agency securities	4,888	172	(2)	5,058
State and municipal securities	345,053	6,003	(1,493)	349,563
Corporate debt securities	137,101	3,808	(16,123)	124,786
Collateralized mortgage obligations	1,085,613	23,457	(5,012)	1,104,058
Mortgage-backed securities	843,446	31,080	(3,054)	871,472
Auction rate securities	271,645	892	(11,858)	260,679

	$2,822,965	$69,284	$(38,516)	$2,853,733

Available for sale equity securities include restricted investment securities issued by the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank totaling $92.6 million and $96.4 million as of March 31, 2011 and December 31, 2010, respectively.

The amortized cost and estimated fair values of debt securities as of March 31, 2011, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$6,416	$6,416	$77,576	$77,478
Due from one year to five years	179	179	58,758	61,101
Due from five years to ten years	0	0	139,597	142,771
Due after ten years	0	0	490,615	473,403

	6,595	6,595	766,546	754,753
Collateralized mortgage obligations	0	0	957,520	973,328
Mortgage-backed securities	698	752	800,832	827,391

	$7,293	$7,347	$2,524,898	$2,555,472

The following table presents information related to the Corporation’s gains and losses on the sales of equity and debt securities, and losses recognized for the other-than-temporary impairment of investments:

	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net Gains (Losses)
	(in thousands)
Three months ended March 31, 2011:
Equity securities	$5	$0	$(297)	$(292)
Debt securities	3,589	(18)	(994)	2,577

Total	$3,594	$(18)	$(1,291)	$2,285

Three months ended March 31, 2010:
Equity securities	$836	$0	$(824)	$12
Debt securities	1,923	(5)	(4,153)	(2,235)

Total	$2,759	$(5)	$(4,977)	$(2,223)

The $297,000 and $824,000 of other-than-temporary impairment charges for equity securities during the three months ended March 31, 2011 and 2010, respectively, were for investments in stocks of financial institutions. Other-than-temporary impairment charges related to financial institution stocks were due to the severity and duration of the declines in fair values of certain bank stock holdings, in conjunction with management’s assessment of the near-term prospects of each specific issuer. As of March 31, 2011, after other-than-temporary impairment charges, the financial institutions stock portfolio had a cost basis of $31.3 million and a fair value of $35.1 million.

The $994,000 and $4.2 million of credit related other-than-temporary impairment charges for debt securities during the three months ended March 31, 2011 and 2010, respectively, were for investments in pooled trust preferred securities issued by financial institutions. Other-than-temporary impairment charges related to pooled trust preferred securities were determined based on an expected cash flows model.

The following table presents a summary of the cumulative credit related other-than-temporary impairment charges, recognized as components of earnings, for pooled trust preferred securities still held by the Corporation:

	Three months ended March 31
	2011	2010
	(in thousands)
Balance of cumulative credit losses on pooled trust preferred securities, beginning of period	$(27,560)	$(15,612)
Additions for credit losses recorded which were not previously recognized as components of earnings	(994)	(4,153)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	37	0

Balance of cumulative credit losses on pooled trust preferred securities, end of period	$(28,517)	$(19,765)

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
U.S. Government sponsored agency securities	$0	$0	$199	$(1)	$199	$(1)
State and municipal securities	49,600	(1,028)	401	(2)	50,001	(1,030)
Corporate debt securities	4,735	(1,583)	47,828	(10,328)	52,563	(11,911)
Collateralized mortgage obligations	295,073	(2,960)	0	0	295,073	(2,960)
Mortgage-backed securities	216,733	(2,648)	0	0	216,733	(2,648)
Auction rate securities	57,293	(1,438)	173,205	(10,260)	230,498	(11,698)

Total debt securities	623,434	(9,657)	221,633	(20,591)	845,067	(30,248)
Equity securities	8,434	(685)	1,370	(247)	9,804	(932)

	$631,868	$(10,342)	$223,003	$(20,838)	$854,871	$(31,180)

For its investments in equity securities, most notably its investments in stocks of financial institutions, management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider those investments with unrealized holding losses as of March 31, 2011 to be other-than-temporarily impaired.

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

As of March 31, 2011, approximately $206 million, or 81%, of the ARCs were rated above investment grade, with approximately $156 million, or 61%, AAA rated. Approximately $50 million, or 20%, of ARCs were rated below investment grade by at least one ratings agency or not rated. Of this amount, approximately $30 million, or 59%, of the student loans underlying the ARCs have principal payments which are guaranteed by the Federal government. In total, approximately $226 million, or 88%, of the student loans underlying the ARCs have principal payments which are guaranteed by the Federal government. As of March 31, 2011, all ARCs were current and making scheduled interest payments. Because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation does not consider these investments to be other-than-temporarily impaired as of March 31, 2011.

The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the decline in market value of these securities is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation does not consider those investments to be other-than-temporarily impaired as of March 31, 2011.

The following table presents the amortized cost and estimated fair values of corporate debt securities:

	March 31, 2011		December 31, 2010
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$91,266	$84,925	$91,257	$81,789
Subordinated debt	35,023	36,841	34,995	35,915
Pooled trust preferred securities	7,153	4,816	8,295	4,528

Corporate debt securities issued by financial institutions	133,442	126,582	134,547	122,232
Other corporate debt securities	2,554	2,554	2,554	2,554

Available for sale corporate debt securities	$135,996	$129,136	$137,101	$124,786

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $6.3 million at March 31, 2011. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities during the three months ended March 31, 2011 or 2010, respectively. The Corporation held 13 single-issuer trust preferred securities that were rated below investment grade by at least one ratings agency, with an amortized cost of $40.1 million and an estimated fair value of $39.7 million at March 31, 2011. The majority of the single-issuer trust preferred securities rated below investment grade were rated BB or Baa. Single-issuer trust preferred securities with an amortized cost of $10.3 million and an estimated fair value of $8.1 million at March 31, 2011, were not rated by any ratings agency.

The Corporation holds ten pooled trust preferred securities. As of March 31, 2011, nine of these securities, with an amortized cost of $6.4 million and an estimated fair value of $4.1 million, were rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. For each of the nine pooled trust preferred securities rated below investment grade, the class of securities held by the Corporation is below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool. The Corporation determines the fair value of pooled trust preferred securities based on quotes provided by third-party brokers.

The amortized cost of pooled trust preferred securities is the purchase price of the securities, net of cumulative credit related other-than-temporary impairment charges, determined using an expected cash flows model. The most significant input to the expected cash flows model was the expected payment deferral rate for each pooled trust preferred security. The Corporation evaluates the financial metrics, such as capital ratios and non-performing asset ratios, of the individual financial institution issuers that comprise each pooled trust preferred security to estimate its expected deferral rate. The actual weighted average cumulative defaults and deferrals as a percentage of original collateral were approximately 39% as of March 31, 2011. The discounted cash flow modeling for pooled trust preferred securities held by the Corporation as of March 31, 2011 assumed, on average, an additional 16% expected deferral rate.

Based on management’s evaluations, corporate debt securities with a fair value of $129.1 million were not subject to any additional other-than-temporary impairment charges as of March 31, 2011. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be maturity.

NOTE D – Loans and Allowance for Credit Losses

Loans, net of unearned income

Loans, net of unearned income are summarized as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Real-estate – commercial mortgage	$4,392,679	$4,375,980
Commercial – industrial, financial and agricultural	3,692,668	3,704,384
Real-estate – home equity	1,620,340	1,641,777
Real-estate – residential mortgage	1,022,251	995,990
Real-estate – construction	747,806	801,185
Consumer	337,413	350,161
Leasing and other	60,142	61,017
Overdrafts	6,859	10,011

	11,880,158	11,940,505
Unearned income	(6,950)	(7,198)

	$11,873,208	$11,933,307

Allowance for Credit Losses

Effective December 31, 2010, the Corporation adopted the provisions of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Update 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASC Update 2010-20), for period end disclosures related to the credit quality of loans. Effective March 31, 2011, the Corporation adopted certain additional disclosure requirements of ASC Update 2010-20 related to credit quality activity during a reporting period, or for the three months ended March 31, 2011 for the Corporation.

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

The following table presents the components of the allowance for credit losses:

	March 31, 2011	December 31, 2010
	(in thousands)
Allowance for loan losses	$270,272	$274,271
Reserve for unfunded lending commitments	884	1,227

Allowance for credit losses	$271,156	$275,498

The following table presents the activity in the allowance for credit losses for the three months ended March 31:

	2011	2010
	(in thousands)
Balance at beginning of period	$275,498	$257,553
Loans charged off	(45,529)	(29,992)
Recoveries of loans previously charged off	3,187	1,693

Net loans charged off	(42,342)	(28,299)
Provision for credit losses	38,000	40,000

Balance at end of period	$271,156	$269,254

The following table presents the activity in the allowance for loan losses for the three months ended March 31, 2011, by portfolio segment. Also presented below are loans, net of unearned income and their related allowance for loan losses, by portfolio segment as of March 31, 2011 and December 31, 2010:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and Overdrafts	Unallocated (1)	Total
	(in thousands)
Balance at January 1, 2011	$40,831	$101,436	$6,454	$17,425	$58,117	$4,669	$3,840	$41,499	$274,271
Loans charged off	(10,047)	(13,336)	(1,468)	(4,996)	(13,894)	(1,291)	(497)	0	(45,529)
Recoveries of loans previously charged off	1,535	391	1	44	563	309	344	0	3,187

Net loans charged off	(8,512)	(12,945)	(1,467)	(4,952)	(13,331)	(982)	(153)	0	(42,342)
Provision for loan losses (2)	16,239	11,689	669	7,102	10,705	1,049	(1,111)	(7,999)	38,343

Balance at March 31, 2011	$48,558	$100,180	$5,656	$19,575	$55,491	$4,736	$2,576	$33,500	$270,272

Allowance for loan losses at March 31, 2011:
Evaluated collectively for impairment under FASB ASC Subtopic 450-20	$26,327	$36,709	$5,656	$15,288	$39,448	$4,736	$2,576	$33,500	$164,240
Evaluated individually for impairment under FASB ASC Section 310-10-35	22,231	63,471	0	4,287	16,043	0	0	NA	106,032

	$48,558	$100,180	$5,656	$19,575	$55,491	$4,736	$2,576	$33,500	$270,272

Loans, net of unearned income at March 31, 2011:
Evaluated collectively for impairment under FASB ASC Subtopic 450-20	$4,224,868	$3,472,225	$1,620,340	$1,003,323	$629,359	$337,413	$60,051	NA	$11,347,579
Evaluated individually for impairment under FASB ASC Section 310-10-35	167,811	220,443	0	18,928	118,447	0	0	NA	525,629

Total	$4,392,679	$3,692,668	$1,620,340	$1,022,251	$747,806	$337,413	$60,051	NA	$11,873,208

Allowance for loan losses at December 31, 2010:
Evaluated collectively for impairment under FASB ASC Subtopic 450-20	$22,836	$32,323	$6,454	$11,475	$35,247	$4,669	$3,840	$41,499	$158,343
Evaluated individually for impairment under FASB ASC Section 310-10-35	17,995	69,113	0	5,950	22,870	0	0	NA	115,928

	$40,831	$101,436	$6,454	$17,425	$58,117	$4,669	$3,840	$41,499	$274,271

Loans, net of unearned income at December 31, 2010:
Evaluated collectively for impairment under FASB ASC Subtopic 450-20	$4,217,660	$3,469,775	$1,641,777	$956,260	$660,238	$350,161	$63,830	NA	$11,359,701
Evaluated individually for impairment under FASB ASC Section 310-10-35	158,320	234,609	0	39,730	140,947	0	0	NA	573,606

Total	$4,375,980	$3,704,384	$1,641,777	$995,990	$801,185	$350,161	$63,830	NA	$11,933,307

(1)	The Corporation maintains an unallocated allowance for factors or conditions that exist at the balance sheet date, but are not specifically identifiable. Management believes such an unallocated allowance, which was approximately 12% and 15% as of March 31, 2011 and December 31, 2010, respectively, was reasonable and appropriate as the estimates used in the allocation process are inherently imprecise.
(2)	Provision for loan losses is gross of a $343,000 reduction in provision applied to unfunded commitments. The total provision for credit losses, comprised of allocations for both funded and unfunded loans, was $38.0 million at March 31, 2011.

N/A – Not applicable

Impaired Loans

A loan evaluated individually for impairment is considered to be impaired if the Corporation believes it is probable that all amounts will not be collected according to the contractual terms of the loan agreement.

The Corporation uses an internal risk rating process for its commercial loans, commercial mortgages and construction loans, consisting of nine general classifications ranging from “excellent” to “loss.” Generally, all non-accrual commercial loans, commercial mortgages and construction loans with risk ratings of “substandard” or lower are individually reviewed for impairment under FASB ASC Section 310-10-35. Certain accruing commercial loans, commercial mortgages and construction loans are also reviewed individually for impairment if the Corporation believes they meet the definition of impaired.

An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. As of March 31, 2011 and December 31, 2010, substantially all of the Corporation’s impaired loans were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial loans. Commercial loans may also be secured by real property.

As of March 31, 2011 and December 31, 2010, respectively, approximately 57% and 52% of impaired loans with principal balances greater than $1 million, whose primary collateral is real estate, were measured at estimated fair value using certified third-party appraisals that had been updated within the preceding 12 months.

The following table presents total impaired loans by class segment:

	March 31, 2011					December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$70,166	$54,440	N/A	$54,346	$403	$68,583	$54,251	N/A
Commercial - secured	31,985	23,788	N/A	25,767	146	38,366	27,745	N/A
Commercial - unsecured	595	469	N/A	528	3	710	587	N/A
Real estate - residential mortgage (1)	6,505	6,118	N/A	13,665	43	21,598	21,212	N/A
Construction - commercial residential	61,884	32,457	N/A	32,406	178	69,624	32,354	N/A
Construction - commercial	5,561	3,692	N/A	2,909	20	5,637	2,125	N/A

	176,696	120,964		129,621	793	204,518	138,274
With a related allowance recorded:
Real estate - commercial mortgage	123,071	113,371	$22,231	108,720	839	111,190	104,069	$17,995
Commercial - secured	203,975	191,226	59,240	194,450	1,177	202,824	197,674	64,922
Commercial - unsecured	4,989	4,960	4,231	6,782	31	8,681	8,603	4,191
Real estate - residential mortgage (1)	12,809	12,810	4,287	15,664	90	18,518	18,518	5,950
Construction - commercial residential	81,840	79,138	15,239	91,482	435	110,465	103,826	22,155
Construction - commercial	3,160	3,160	804	2,901	17	2,642	2,642	715

	429,844	404,665	106,032	419,999	2,589	454,320	435,332	115,928

Total	$606,540	$525,629	$106,032	$549,620	$3,382	$658,838	$573,606	$115,928

(1)	Impaired residential mortgages represent loans modified under troubled debt restructurings in the current calendar year and/or not performing according to their modified terms.

N/A	– Not applicable.

As of March 31, 2011 and December 31, 2010 there were $121.0 million and $138.3 million, respectively, of impaired loans that did not have a related allowance for loan loss. The estimated fair values of the collateral for these loans exceeded the carrying amount of the loans and, accordingly, no specific valuation allowance was considered to be necessary.

For 2010, the total average recorded investment in impaired loans was approximately $772.3 million. The Corporation generally applies all payments received on non-accruing impaired loans to principal until such time as the principal is paid off, after which time any additional payments received are recognized as interest income. For 2010, the Corporation recognized interest income of approximately $27.4 million on impaired loans.

Credit Quality Indicators and Non-performing Assets

The following table presents a summary of delinquency and non-performing status by portfolio segment and class segment:

	March 31, 2011
	Performing	Delinquent (1)	Non- performing (2)	Total
	(in thousands)
Real estate - commercial mortgage	$4,266,531	$28,843	$97,305	$4,392,679
Commercial - secured	3,366,849	17,496	82,426	3,466,771
Commercial -unsecured	221,243	1,030	3,624	225,897

Total Commercial - industrial, financial and agricultural	3,588,092	18,526	86,050	3,692,668
Real estate - home equity	1,599,010	12,016	9,314	1,620,340
Real estate - residential mortgage	936,767	35,486	49,998	1,022,251
Construction - commercial residential	413,497	3,467	66,686	483,650
Construction - commercial	206,630	83	4,040	210,753
Construction - other	50,613	636	2,154	53,403

Total Real estate - construction	670,740	4,186	72,880	747,806
Consumer - direct	35,967	2,658	2,075	40,700
Consumer - indirect	165,265	1,573	159	166,997
Consumer - other	129,544	148	24	129,716

Total Consumer	330,776	4,379	2,258	337,413
Leasing and other and overdrafts	59,208	610	233	60,051

	$11,451,124	$104,046	$318,038	$11,873,208

	December 31, 2010
Real estate - commercial mortgage	$4,257,871	$24,389	$93,720	$4,375,980
Commercial - secured	3,373,651	12,111	85,536	3,471,298
Commercial -unsecured	229,985	1,182	1,919	233,086

Total Commercial - industrial, financial and agricultural	3,603,636	13,293	87,455	3,704,384
Real estate - home equity	1,619,684	11,905	10,188	1,641,777
Real estate - residential mortgage	909,247	36,331	50,412	995,990
Construction - commercial residential	409,190	7,273	76,436	492,899
Construction - commercial	239,150	0	5,287	244,437
Construction - other	60,956	0	2,893	63,849

Total Real estate - construction	709,296	7,273	84,616	801,185
Consumer - direct	45,942	935	212	47,089
Consumer - indirect	166,531	2,275	290	169,096
Consumer - other	129,911	2,413	1,652	133,976

Total Consumer	342,384	5,623	2,154	350,161
Leasing and other and overdrafts	63,087	516	227	63,830

	$11,505,205	$99,330	$328,772	$11,933,307

(1)	Includes all accruing loans 30 days to 89 days past due.
(2)	Includes all accruing loans 90 days or more past due and all non-accrual loans.

The following table presents non-performing assets:

	March 31, 2011	December 31, 2010
	(in thousands)
Non-accrual loans	$280,270	$280,688
Accruing loans greater than 90 days past due	37,768	48,084

Total non-performing loans	318,038	328,772
Other real estate owned (OREO)	37,044	32,959

Total non-performing assets	$355,082	$361,731

The following table presents loans whose terms were modified under troubled debt restructurings:

	March 31, 2011	December 31, 2010
	(in thousands)
Real-estate – residential mortgage	$39,558	$37,826
Real-estate – commercial mortgage	31,967	18,778
Real-estate – construction	5,440	5,440
Commercial – industrial, financial and agricultural	4,074	5,502
Consumer and home equity	260	263

Total accruing troubled debt restructurings	81,299	67,809
Non-accrual troubled debt restructurings (1)	56,128	51,175

Total troubled debt restructurings	$137,427	$118,984

(1)	Included within non-accrual loans in table detailing non-performing assets above.

As of March 31, 2011 and December 31, 2010, there were $2.7 million and $1.6 million, respectively, of commitments to lend additional funds to borrowers whose loans were modified under troubled debt restructurings.

The following table presents past due status and non-accrual loans by portfolio segment and class segment:

	March 31, 2011
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$19,307	$9,536	$3,678	$93,627	$97,305	$126,148	$4,266,531	$4,392,679
Commercial - secured	13,071	4,425	6,771	75,655	82,426	99,922	3,366,849	3,466,771
Commercial - unsecured	839	191	159	3,465	3,624	4,654	221,243	225,897

Total Commercial - industrial, financial and agricultural	13,910	4,616	6,930	79,120	86,050	104,576	3,588,092	3,692,668
Real estate - home equity	9,326	2,690	9,240	74	9,314	21,330	1,599,010	1,620,340
Real estate - residential mortgage	26,604	8,882	13,133	36,865	49,998	85,484	936,767	1,022,251
Construction - commercial residential	3,028	439	1,480	65,206	66,686	70,153	413,497	483,650
Construction - commercial	0	83	0	4,040	4,040	4,123	206,630	210,753
Construction - other	248	388	894	1,260	2,154	2,790	50,613	53,403

Total Real estate - construction	3,276	910	2,374	70,506	72,880	77,066	670,740	747,806
Consumer - direct	1,920	738	2,060	15	2,075	4,733	35,967	40,700
Consumer - indirect	1,307	266	159	0	159	1,732	165,265	166,997
Consumer - other	41	107	24	0	24	172	129,544	129,716

Total Consumer	3,268	1,111	2,243	15	2,258	6,637	330,776	337,413
Leasing and other and overdrafts	355	255	170	63	233	843	59,208	60,051

	$76,046	$28,000	$37,768	$280,270	$318,038	$422,084	$11,451,124	$11,873,208

	December 31, 2010
Real estate - commercial mortgage	$15,898	$8,491	$6,744	$86,976	$93,720	$118,109	$4,257,871	$4,375,980
Commercial - secured	5,274	6,837	13,374	72,162	85,536	97,647	3,373,651	3,471,298
Commercial - unsecured	629	553	731	1,188	1,919	3,101	229,985	233,086

Total Commercial - industrial, financial and agricultural	5,903	7,390	14,105	73,350	87,455	100,748	3,603,636	3,704,384
Real estate - home equity	8,138	3,767	10,024	164	10,188	22,093	1,619,684	1,641,777
Real estate - residential mortgage	24,237	12,094	13,346	37,066	50,412	86,743	909,247	995,990
Construction - commercial residential	3,872	3,401	884	75,552	76,436	83,709	409,190	492,899
Construction - commercial	0	0	195	5,092	5,287	5,287	239,150	244,437
Construction - other	0	0	491	2,402	2,893	2,893	60,956	63,849

Total Real estate - construction	3,872	3,401	1,570	83,046	84,616	91,889	709,296	801,185
Consumer - direct	707	228	212	0	212	1,147	45,942	47,089
Consumer - indirect	1,916	359	290	0	290	2,565	166,531	169,096
Consumer - other	1,751	662	1,638	14	1,652	4,065	129,911	133,976

Total Consumer	4,374	1,249	2,140	14	2,154	7,777	342,384	350,161
Leasing and other and overdrafts	473	43	155	72	227	743	63,087	63,830

	$62,895	$36,435	$48,084	$280,688	$328,772	$428,102	$11,505,205	$11,933,307

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

The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended March 31
	2011	2010
	(in thousands)
Stock-based compensation expense	$547	$293
Tax benefit	(136)	(62)

Stock-based compensation expense, net of tax	$411	$231

Stock option exercise prices are equal to the fair value of the Corporation’s stock on the date of grant, and carry terms of up to ten years. Restricted stock fair values are equal to the average trading price of the Corporation’s stock on the date of grant. Restricted stock awards earn dividends during the vesting period, which are forfeitable if the awards do not vest. Stock options and restricted stock are typically granted annually on July 1st and become fully vested over or after a three-year vesting period. Certain events, as defined in the Option Plan, result in the acceleration of the vesting of both stock options and restricted stock. As of March 31, 2011, the Option Plan had 13.0 million shares reserved for future grants through 2013.

NOTE F – Employee Benefit Plans

The Corporation maintains a defined benefit pension plan (Pension Plan) for certain employees. Contributions to the Pension Plan are actuarially determined and funded annually, if required. Pension Plan assets are invested in: money markets; fixed income securities, including corporate bonds, U.S. Treasury securities and common trust funds; and equity securities, including common stocks and common stock mutual funds. Effective January 1, 2008, the Pension Plan was curtailed.

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

The net periodic benefit cost for the Corporation’s Pension Plan and Postretirement Plan, as determined by consulting actuaries, consisted of the following components for the three months ended March 31:

	Pension Plan		Postretirement Plan
	2011	2010	2011	2010
	(in thousands)
Service cost (1)	$15	$26	$51	$50
Interest cost	853	842	107	110
Expected return on plan assets	(837)	(802)	(1)	(1)
Net amortization (accretion)	72	119	(91)	(91)

Net periodic benefit cost	$103	$185	$66	$68

(1)	Pension Plan service cost for the three months ended March 31, 2011 and 2010 was related to administrative costs associated with the plan and was not due to the accrual of additional participant benefits.

NOTE G – Derivative Financial Instruments

In connection with its mortgage banking activities, the Corporation enters into commitments to originate fixed-rate residential mortgage loans for customers, also referred to as interest rate locks. In addition, the Corporation enters into forward commitments for the future sale or purchase of mortgage-backed securities to or from third-party investors to hedge the effect of changes in interest rates on the values of both the interest rate locks and mortgage loans held for sale. Forward sales commitments may also be in the form of commitments to sell individual mortgage loans at a fixed price on a future date. Both the interest rate locks and the forward commitments are accounted for as derivative financial instruments and are carried at fair value, determined as the amount that would be necessary to settle each derivative financial instrument at the balance sheet date. The amount necessary to settle each interest rate lock is based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. Gross derivative assets and liabilities are recorded within other assets and other liabilities, respectively, on the consolidated balance sheets.

The following table presents a summary of the notional amounts and fair values of derivative financial instruments recorded on the consolidated balance sheets, none of which have been designated as hedging instruments:

	March 31, 2011		December 31, 2010
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers:
Positive fair values	$136,163	$2,033	$140,682	$777
Negative fair values	8,093	(96)	50,527	(760)

Net Interest Rate Locks with Customers		1,937		17
Forward Commitments:
Positive fair values	22,100	56	558,861	8,479
Negative fair values	117,583	(862)	0	0

Net Forward Commitments		(806)		8,479

		$1,131		$8,496

The following table presents a summary of the fair value gains and losses on derivative financial instruments for the three months ended March 31:

	Fair Value Gains (Losses)
	2011	2010
	(in thousands)
Interest rate locks with customers	$1,920	$1,022
Forward commitments	(9,285)	(1,298)

	$(7,365)	$(276)

Fair value gains and losses represent the changes in the fair values of derivative financial instruments during the period and are recognized on the consolidated statements of income as components of mortgage banking income. The other components of mortgage banking income are gains and losses on sales of mortgage loans, gains and losses on the settlement of forward commitments, and net servicing income. Total mortgage banking income, including fair value adjustments on derivative financial instruments, was $5.5 million and $4.1 million for the three months ended March 31, 2011 and 2010, respectively.

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

The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Commitments to extend credit	$3,770,364	$3,780,824
Standby letters of credit	477,212	489,097
Commercial letters of credit	29,266	31,388

The Corporation records a reserve for unfunded lending commitments, which represents management’s estimate of losses associated with unused commitments to extend credit on loans impaired under FASB ASC Section 310-10-35. See Note D, “Loans and Allowance for Credit Losses” for additional details.

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

As of March 31, 2011, the reserve for losses on the potential repurchase of loans with principal balances totaling approximately $3.3 million was $2.4 million. As of December 31, 2010, the reserve for losses on the potential repurchase of loans with principal balances totaling approximately $8.1 million was $3.3 million.

Management believes that the reserves recorded as of March 31, 2011 are adequate for the known potential repurchases. However, continued declines in collateral values or the identification of additional loans to be repurchased could necessitate additional reserves in the future.

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

NOTE I – Fair Value Option

FASB ASC Subtopic 825-10 permits entities to measure many financial instruments and certain other items at fair value and requires certain disclosures for amounts for which the fair value option is applied. The Corporation has elected to measure mortgage loans held for sale at fair value to more accurately reflect the financial performance of its mortgage banking activities in its consolidated financial statements. Derivative financial instruments related to these activities are also recorded at fair value, as noted within Note G, “Derivative Financial Instruments.” The Corporation determines fair value for its mortgage loans held for sale based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. Changes in fair value during the period are recorded as components of mortgage banking income on the consolidated statements of income. Interest income earned on mortgage loans held for sale is recorded within interest income on the consolidated statements of income.

The following table presents a summary of the Corporation’s mortgage loans held for sale:

	March 31, 2011	December 31, 2010
	(in thousands)
Cost	$30,331	$84,604
Fair value	30,903	83,940

During the three months ended March 31, 2011 and 2010, the Corporation recorded gains related to changes in fair values of mortgage loans held for sale of $1.2 million and $391,000, respectively.

NOTE J – Fair Value Measurements

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

In January 2010, the FASB issued ASC Update No. 2010-06, “Improving Disclosures About Fair Value Measurements” (ASC Update 2010-06). Among other provisions which were adopted by the Corporation on March 31, 2010, ASC Update 2010-06 also requires companies to reconcile changes in Level 3 assets and liabilities by separately providing information about Level 3 purchases, sales, issuances and settlements on a gross basis. This provision of ASC Update 2010-06 was effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, or March 31, 2011 for the Corporation. The adoption of this provision did not impact the Corporation’s fair value measurement disclosures.

Items Measured at Fair Value on a Recurring Basis

The Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets were as follows:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$0	$30,903	$0	$30,903
Available for sale investment securities:
Equity securities	42,116	0	0	42,116
U.S. Government securities	0	1,650	0	1,650
U.S. Government sponsored agency securities	0	5,003	0	5,003
State and municipal securities	0	362,551	0	362,551
Corporate debt securities	0	116,226	12,910	129,136
Collateralized mortgage obligations	0	973,328	0	973,328
Mortgage-backed securities	0	827,391	0	827,391
Auction rate securities	0	0	256,413	256,413

Total available for sale investments	42,116	2,286,149	269,323	2,597,588
Other financial assets	13,899	2,089	0	15,988

Total assets	$56,015	$2,319,141	$269,323	$2,644,479

Other financial liabilities	$13,899	$958	$0	$14,857

	December 31, 2010
Mortgage loans held for sale	$0	$83,940	$0	$83,940
Available for sale investment securities:
Equity securities	40,070	0	0	40,070
U.S. Government securities	0	1,649	0	1,649
U.S. Government sponsored agency securities	0	5,058	0	5,058
State and municipal securities	0	349,563	0	349,563
Corporate debt securities	0	111,675	13,111	124,786
Collateralized mortgage obligations	0	1,104,058	0	1,104,058
Mortgage-backed securities	0	871,472	0	871,472
Auction rate securities	0	0	260,679	260,679

Total available for sale investments	40,070	2,443,475	273,790	2,757,335
Other financial assets	13,582	9,256	0	22,838

Total assets	$53,652	$2,536,671	$273,790	$2,864,113

Other financial liabilities	$13,582	$760	$0	$14,342

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•

Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of March 31, 2011 and December 31, 2010 were measured as the price that secondary market investors were offering for loans with similar characteristics.

•	Available for sale investment securities – Included within this asset category are both equity and debt securities:

•

Equity securities – Equity securities consist of stocks of financial institutions ($35.1 million at March 31, 2011 and $33.1 million at December 31, 2010) and other equity investments ($7.0 million at March 31, 2011 and December 31, 2010). These Level 1 investments are measured at fair value based on quoted prices for identical securities in active markets. Restricted equity securities issued by the FHLB and Federal Reserve Bank ($92.6 million at March 31, 2011 and $96.4 million at December 31, 2010) have been excluded from the above table.

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

•

Corporate debt securities – This category includes subordinated debt issued by financial institutions ($36.8 million at March 31, 2011 and $35.9 million at December 31, 2010), single-issuer trust preferred securities issued by financial institutions ($84.9 million at March 31, 2011 and $81.8 million at December 31, 2010), pooled trust preferred securities issued by financial institutions ($4.8 million at March 31, 2011 and $4.5 million at December 31, 2010) and other corporate debt issued by non-financial institutions ($2.6 million at March 31, 2011 and December 31, 2010).

Classified as Level 2 investments are the Corporation’s subordinated debt, other corporate debt issued by non-financial institutions and $76.8 million and $73.2 million of single-issuer trust preferred securities held at March 31, 2011 and December 31, 2010, respectively. These corporate debt securities are measured at fair value by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. As with the debt securities described above, an active market presently exists for securities similar to these corporate debt security holdings.

Classified as Level 3 assets are the Corporation’s investments in pooled trust preferred securities and certain single-issuer trust preferred securities ($8.1 million at March 31, 2011 and $8.6 million at December 31, 2010). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive market transactions for similar investments.

•

Auction rate securities – Due to their illiquidity, ARCs are classified as Level 3 investments and are valued through the use of an expected cash flows model prepared by a third-party valuation expert. The assumptions used in preparing the expected cash flows model include estimates for coupon rates, time to maturity and market rates of return. The expected cash flows model the Corporation obtains from the outside source is reviewed internally for reasonableness.

•

Other financial assets – Included within this asset category are: Level 1 assets, consisting of mutual funds that are held in trust for employee deferred compensation plans and measured at fair value based on quoted prices for identical securities in active markets; and Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors. The fair value of the Corporation’s interest rate locks and forward commitments are determined as the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See Note G, “Derivative Financial Instruments,” for additional information.

•

Other financial liabilities – Included within this category are: Level 1 employee deferred compensation liabilities which represent amounts due to employees under the deferred compensation plans described under the heading “Other financial assets” above and Level 2 mortgage banking derivatives, described under the heading “Other financial assets” above.

The following tables present the changes in the Corporation’s assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010:

	2011
	Available for Sale Investment Securities
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARC Investments
	(in thousands)
Balance, December 31, 2010	$4,528	$8,583	$260,679
Transfer from Level 3 to Level 2 (1)		(800)
Realized adjustment to fair value (2)	(994)	0	0
Unrealized adjustment to fair value (3)	1,430	312	(5,219)
Redemptions	(147)	0	(227)
(Premium amortization)/discount accretion (4)	(1)	(1)	1,180

Balance, March 31, 2011	$4,816	$8,094	$256,413

	2010
Balance, December 31, 2009	$4,979	$6,981	$289,203
Realized adjustment to fair value (2)	(4,153)	0	0
Unrealized adjustment to fair value (3)	4,079	154	(1,266)
Redemptions	0	0	(1,140)
(Premium amortization)/discount accretion (4)	(5)	1	1,336

Balance, March 31, 2010	$4,900	$7,136	$288,133

(1)	During the three months ended March 31, 2011, one single-issuer trust preferred security with a fair value of $800,000 as of December 31, 2010 was reclassified as a Level 2 asset. As of March 31, 2011 the fair value of this security was measured at fair value by a third-party pricing service using both quoted prices for similar assets and model-based valuation techniques that derived fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. As of December 31, 2010, the fair value of this security was determined based on quotes provided by third-party brokers who determined its fair value based predominantly on an internal valuation model.
(2)	For pooled trust preferred securities, realized adjustments to fair value represent credit related other-than-temporary impairment charges that were recorded as a reduction to investment securities gains on the consolidated statements of income.
(3)	Pooled trust preferred securities, single-issuer trust preferred securities, and ARCs are classified as available for sale investment securities; as such, the unrealized adjustment to fair value was recorded as an unrealized holding gain (loss) and included as a component of available for sale investment securities on the consolidated balance sheet.
(4)	Included as a component of net interest income on the consolidated statements of income.

Items Measured at Fair Value on a Nonrecurring Basis

Certain financial assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment.

The Corporation’s assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheets were as follows:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$0	$0	$419,597	$419,597
Other financial assets	0	0	67,554	67,554

Total assets	$0	$0	$487,151	$487,151

Reserve for unfunded commitments	$0	$0	$884	$884

	December 31, 2010
Net loans	$0	$0	$457,678	$457,678
Other financial assets	0	0	62,109	62,109

Total assets	$0	$0	$519,787	$519,787

Reserve for unfunded commitments	$0	$0	$1,227	$1,227

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•

Net loans – This category consists of loans that were individually evaluated for impairment under FASB ASC Section 310-10-35 and have been classified as Level 3 assets. Impaired loans are generally measured at the fair value of their underlying collateral. An allowance for loan losses is allocated to an impaired loan if its carrying value exceeds the estimated fair value. The amount shown is the balance of impaired loans, net of the related allowance for loan losses. See Note D, “Loans and Allowance for Credit Losses” for additional details.

•

Other financial assets – This category includes OREO ($37.0 million at March 31, 2011 and $33.0 million at December 31, 2010) and mortgage servicing rights (MSRs), net of the MSR valuation reserve ($30.6 million at March 31, 2011 and $29.1 million at December 31, 2010), both classified as Level 3 assets.

Fair values for OREO were based on estimated selling prices less estimated selling costs for similar assets in active markets.

MSRs are initially recorded at fair value upon the sale of residential mortgage loans, which the Corporation continues to service, to secondary market investors. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are evaluated for impairment by comparing the carrying amount to estimated fair value. Fair value is determined at the end of each quarter through a discounted cash flows valuation. Significant inputs to the valuation include expected net servicing income, the discount rate and the expected life of the underlying loans.

•

Reserve for unfunded commitments – This liability, included as a Level 3 liability above, represents management’s estimate of losses associated with unused commitments to extend credit on loans which are impaired under FASB ASC Section 310-10-35. The reserve for unfunded commitments represents the shortfall between the estimated commitment to extend credit on impaired loans in comparison to the fair value of their underlying collateral. See Note D, “Loans and Allowance for Credit Losses” for additional details.

As required by FASB ASC Section 825-10-50, the following table details the book values and estimated fair values of the Corporation’s financial instruments as of March 31, 2011 and December 31, 2010. In addition, a general description of the methods and assumptions used to estimate such fair values is also provided.

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

	March 31, 2011		December 31, 2010
FINANCIAL ASSETS	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(in thousands)
Cash and due from banks	$265,353	$265,353	$198,954	$198,954
Interest-bearing deposits with other banks	83,293	83,293	33,297	33,297
Loans held for sale (1)	30,903	30,903	83,940	83,940
Securities held to maturity	7,293	7,347	7,751	7,818
Securities available for sale (1)	2,690,141	2,690,141	2,853,733	2,853,733
Loans, net of unearned income (1)	11,873,208	11,903,824	11,933,307	11,909,539
Accrued interest receivable	52,878	52,878	53,841	53,841
Other financial assets (1)	131,790	131,790	230,044	230,044

FINANCIAL LIABILITIES
Demand and savings deposits	$7,968,681	$7,968,681	$7,758,613	$7,758,613
Time deposits	4,439,929	4,482,247	4,629,968	4,677,494
Short-term borrowings	414,398	414,398	674,077	674,077
Accrued interest payable	34,392	34,392	33,333	33,333
Other financial liabilities (1)	66,763	66,763	80,551	80,551
Federal Home Loan Bank advances and long-term debt	1,035,689	1,003,197	1,119,450	1,077,724

(1)	Description of fair value determinations for these financial instruments, or certain financial instruments within these categories, measured at fair value on the Corporation’s consolidated balance sheets, are disclosed above.

For short-term financial instruments, defined as those with remaining maturities of 90 days or less and excluding those recorded at fair value on the Corporation’s consolidated balance sheets, book value was considered to be a reasonable estimate of fair value.

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

The estimated fair values of securities held to maturity as of March 31, 2011 and December 31, 2010 were based on quoted market prices, broker quotes or dealer quotes.

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

NOTE K – New Accounting Standard

In April 2011, the FASB issued ASC Update 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (ASC Update 2011-02). ASC Update 2011-02 provides clarifying guidance for creditors when evaluating whether a restructuring constitutes a troubled debt restructuring. ASC Update 2011-02 provides additional guidance for when a creditor has granted a concession and whether a debtor is experiencing financial difficulty. This standards update is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For the Corporation, this standards update is effective in connection with its September 30, 2011 interim filing on Form 10-Q. The adoption of ASC Update 2011-02 is not expected to materially impact the Corporation’s financial statements.

NOTE L – Reclassifications

Certain amounts in the 2010 consolidated financial statements and notes have been reclassified to conform to the 2011 presentation.

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

FORWARD-LOOKING STATEMENTS

The Corporation has made, and may continue to make, certain forward-looking statements with respect to its financial conditions and results of operations. Many factors could affect future financial results including, without limitation: the impact of adverse changes in the economy and real estate markets; increases in non-performing assets which may reduce the level of the earning assets and require the Corporation to increase the allowance for credit losses, charge-off loans and incur elevated collection and carrying costs related to such non-performing assets; acquisition and growth strategies; market risk; changes or adverse developments in political or regulatory conditions; a disruption in or abnormal functioning of credit and other markets, including the lack of or reduced access to markets for mortgages and other asset-backed securities and for commercial paper and other short-term borrowings; changes in the levels of, or methodology for determining, FDIC deposit insurance premiums and assessments; the effect of competition and interest rates on net interest margin and net interest income; investment strategy and other income growth; investment securities gains and losses; declines in the value of securities which may result in charges to earnings; changes in rates of deposit and loan growth or a decline in loans originated; relative balances of rate-sensitive assets to rate-sensitive liabilities; salaries and employee benefits and other expenses; amortization of intangible assets; goodwill impairment; capital and liquidity strategies, and other financial and business matters for future periods. Do not unduly rely on forward-looking statements. Forward-looking statements can be identified by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future,” “intends” and similar expressions which are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties, some of which are beyond the Corporation’s control and ability to predict, that could cause actual results to differ materially from those expressed in the forward-looking statements. The Corporation undertakes no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	As of or for the Three months ended March 31
	2011	2010
Net income available to common shareholders (in thousands)	$33,785	$22,415
Income before income taxes (in thousands)	$46,160	$36,747
Diluted net income per share (1)	$0.17	$0.13
Return on average assets	0.85%	0.68%
Return on average common equity (2)	7.21%	5.73%
Return on average tangible common equity (3)	10.36%	9.13%
Net interest margin (4)	3.91%	3.78%
Non-performing assets to total assets	2.22%	1.90%
Net charge-offs to average loans (annualized)	1.42%	0.95%

(1)	Net income available to common shareholders divided by diluted weighted average common shares outstanding.
(2)	Net income available to common shareholders divided by average common shareholders’ equity.
(3)	Net income available to common shareholders, as adjusted for intangible asset amortization (net of tax), divided by average common shareholders’ equity, net of goodwill and intangible assets.
(4)	Presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion.

The Corporation’s income before income taxes for the first quarter of 2011 increased $9.4 million, or 25.6%, in comparison to the first quarter of 2010, due to the net effect of the following significant items:

•

Increase in investment securities gains (losses) of $4.5 million. The increase in investment securities gains (losses) was primarily due to reduced other-than-temporary impairment charges of $3.2 million and $527,000 for pooled trust preferred securities issued by financial institutions and stocks of financial institutions, respectively. The performance of financial institutions has generally improved, resulting in lower charges for these debt and equity investments.

•

Increase in other income, excluding investment securities gains (losses), of $3.4 million, or 8.4%. During the first quarter of 2011, the Corporation experienced growth in a number of other income categories, including mortgage banking income and investment management and trust services. The increase in mortgage banking income was due to an increase in volumes, while the improvement in investment management and trust services income resulted from improved market conditions and the Corporation’s focus on increasing recurring revenues in the brokerage business. Also contributing to the growth in other income was increased debit card fees, merchant fees and foreign currency processing revenues, all resulting from higher transaction volumes.

•

Decrease in the provision for credit losses of $2.0 million, or 5.0%. During the first quarter of 2011, the Corporation experienced improved credit quality metrics as the level of non-performing loans and charge-offs of loans decreased in comparison to the prior quarter-end. While these metrics were higher than the first quarter of 2010, allocations of the allowance for credit losses were sufficient.

•

Increase in net interest income of $1.1 million, or 0.8%. The increase in net interest income was a result of a 13 basis point increase in the net interest margin as funding costs decreased due to the repricing of time deposits and long-term debt, in addition to a change in the funding mix to lower cost demand and savings deposits. The positive impact of the increase in net interest margin was partially offset by a $376.6 million, or 2.5%, decrease in interest-earning assets.

•

Partially offsetting the impact of the above items, other expenses increased $1.5 million. While the Corporation continues to control discretionary spending, certain expense categories increased, including salaries and employee benefits and marketing expenses. The increase in salaries and employee benefits was primarily a result of normal merit increases, higher incentive compensation expense and increased stock-based compensation expense. The increase in marketing expense was primarily due to an increase in promotional campaigns.

As a result of the continued growth in earnings, the Corporation increased its dividend to common shareholders to $0.04 cents per share, a one cent, or 33.3%, increase in comparison to both the first and fourth quarters of 2010.

Quarter Ended March 31, 2011 compared to the Quarter Ended March 31, 2010

Net Interest Income

FTE net interest income increased $1.1 million, or 0.8%, from $142.4 million in the first quarter of 2010 to $143.5 million in the first quarter of 2011. This increase was the net result of a $14.8 million decrease in FTE interest income and a $15.9 million decrease in interest expense.

The following table provides a comparative average balance sheet and net interest income analysis for the first quarter of 2011 as compared to the same period in 2010. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Three months ended March 31
	2011			2010
ASSETS	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Interest-earning assets:
Loans, net of unearned income (2)	$11,921,442	$151,686	5.15%	$11,971,786	$159,424	5.39%
Taxable investment securities (3)	2,331,323	21,807	3.75	2,663,127	28,149	4.23
Tax-exempt investment securities (3)	344,457	4,885	5.67	387,971	5,531	5.70
Equity securities (3)	132,841	752	2.28	141,896	809	2.29

Total investment securities	2,808,621	27,444	3.91	3,192,994	34,489	4.33
Loans held for sale	45,418	500	4.41	42,938	556	5.18
Other interest-earning assets	66,381	33	0.20	10,793	25	0.95

Total interest-earning assets	14,841,862	179,663	4.90%	15,218,511	194,494	5.17%
Noninterest-earning assets:
Cash and due from banks	260,395			263,147
Premises and equipment	207,389			203,584
Other assets	1,102,543			1,086,635
Less: Allowance for loan losses	(282,017)			(273,426)

Total Assets	$16,130,172			$16,498,451

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$2,322,098	$1,436	0.25%	$1,981,653	$1,840	0.38%
Savings deposits	3,282,790	3,358	0.41	2,847,427	5,201	0.74
Time deposits	4,532,528	18,492	1.65	5,202,975	26,697	2.08

Total interest-bearing deposits	10,137,416	23,286	0.93	10,032,055	33,738	1.36
Short-term borrowings	622,662	254	0.16	871,981	549	0.25
FHLB advances and long-term debt	1,061,523	12,591	4.78	1,484,236	17,792	4.86

Total interest-bearing liabilities	11,821,601	36,131	1.24%	12,388,272	52,079	1.70%
Noninterest-bearing liabilities:
Demand deposits	2,238,200			1,973,146
Other	170,930			180,528

Total Liabilities	14,230,731			14,541,946
Shareholders’ equity	1,899,441			1,956,505

Total Liabilities and Shareholders’ Equity	$16,130,172			$16,498,451

Net interest income/net interest margin (FTE)		143,532	3.91%		142,415	3.78%

Tax equivalent adjustment		(3,969)			(3,906)

Net interest income		$139,563			$138,509

(1)	Includes dividends earned on equity securities.
(2)	Includes non-performing loans.
(3)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and interest expense due to changes in average balances (volume) and changes in rates:

	2011 vs. 2010 Increase (decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$(668)	$(7,070)	$(7,738)
Taxable investment securities	(3,319)	(3,023)	(6,342)
Tax-exempt investment securities	(620)	(26)	(646)
Equity securities	(54)	(3)	(57)
Loans held for sale	30	(86)	(56)
Other interest-earning assets	42	(34)	8

Total interest income	$(4,589)	$(10,242)	$(14,831)

Interest expense on:
Demand deposits	$288	$(692)	$(404)
Savings deposits	703	(2,546)	(1,843)
Time deposits	(3,172)	(5,033)	(8,205)
Short-term borrowings	(127)	(168)	(295)
FHLB advances and long-term debt	(4,918)	(283)	(5,201)

Total interest expense	$(7,226)	$(8,722)	$(15,948)

FTE interest income decreased $14.8 million, or 7.6%. A 27 basis point, or 5.2%, decrease in average yields resulted in a $10.2 million decrease in interest income. The remaining $4.6 million decrease was due to a $376.6 million, or 2.5%, decrease in average interest-earning assets.

Average loans, by type, are summarized in the following table:

	Three months ended
	March 31		Increase (decrease)
	2011	2010	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$4,385,072	$4,306,270	$78,802	1.8%
Commercial – industrial, financial and agricultural	3,707,081	3,686,405	20,676	0.6
Real estate – home equity	1,628,550	1,640,912	(12,362)	(0.8)
Real estate – residential mortgage	1,017,439	940,652	76,787	8.2
Real estate – construction	779,556	962,175	(182,619)	(19.0)
Consumer	341,247	362,212	(20,965)	(5.8)
Leasing and other	62,497	73,160	(10,663)	(14.6)

Total	$11,921,442	$11,971,786	$(50,344)	(0.4%)

Geographically, the $78.8 million, or 1.8%, increase in commercial mortgages was throughout all of the Corporation’s markets, with increases in Pennsylvania ($39.1 million, or 1.7%), New Jersey ($13.9 million, or 1.1%), Virginia ($12.3 million, or 3.7%), Maryland ($9.5 million, or 2.5%) and Delaware ($4.1 million, or 3.2%).

The $20.7 million increase in commercial loans was due to a $75.9 million, or 3.1%, increase in the Corporation’s Pennsylvania market, partially offset by declines in Maryland ($26.2 million, or 7.1%), Virginia ($18.1 million, or 6.4%) and New Jersey ($10.6 million, or 1.9%).

The $76.8 million, or 8.2%, increase in residential mortgages was largely due to the Corporation’s retention in portfolio of certain 10 and 15 year fixed rate mortgages and certain adjustable rate mortgages. The majority of these loans were underwritten to the standards required for sale to third-party investors, however, the Corporation elected to retain them in portfolio to partially mitigate the impact of decreases in average interest-earning assets.

The $182.6 million, or 19.0%, decrease in construction loans was primarily due to efforts to reduce credit exposure in this portfolio as payoffs exceeded new loan originations in recent quarters. Also contributing to the decrease were $59.8 million of charge-offs recorded since March 31, 2010. Geographically, the decline in construction loans was attributable to the Corporation’s Maryland ($100.3 million, or 41.3%), Virginia ($67.7 million, or 28.2%) and New Jersey ($47.7 million, or 27.4%) markets, partially offset by increases in the Pennsylvania ($27.5 million, or 9.5%) and Delaware ($5.5 million, or 36.3%) markets.

The $21.0 million, or 5.8%, decrease in consumer loans occurred throughout most of the Corporation’s markets, with $9.5 million of the decrease attributable to the Corporation’s indirect automobile portfolio and $8.1 million of the decrease related to direct consumer loans.

The average yield on loans decreased 24 basis points, or 4.5%, from 5.39% in 2010 to 5.15% in 2011, despite the average prime rate remaining at 3.25% for the first quarters of both 2011 and 2010. The decrease in average yields on loans was attributable to repayments of higher-yielding loans and lower rates on new loans originated.

Average investments decreased $384.4 million, or 12.0%, due largely to sales and maturities of mortgage-backed securities, collateralized mortgage obligations and state and municipal securities. During the first quarter of 2011, proceeds from the sales and maturities of securities were not fully reinvested into the portfolio because current rates on many investment options were not attractive. The average yield on investments decreased 42 basis points, or 9.7%, from 4.33% in 2010 to 3.91% in 2011, as the reinvestment of cash flows and incremental purchases of taxable investment securities were at yields lower than the overall portfolio yield.

Interest expense decreased $15.9 million, or 30.6%, to $36.1 million in the first quarter of 2011 from $52.1 million in the first quarter of 2010. Interest expense decreased $8.7 million as a result of a 46 basis point, or 27.1%, decrease in the average cost of interest-bearing liabilities. Interest expense decreased an additional $7.2 million as a result of a $566.7 million, or 4.6%, decline in average interest-bearing liabilities.

Average deposits, by type, are summarized in the following table:

	Three months ended March 31		Increase (decrease)
	2011	2010	$	%
	(dollars in thousands)
Noninterest-bearing demand	$2,238,200	$1,973,146	$265,054	13.4%
Interest-bearing demand	2,322,098	1,981,653	340,445	17.2
Savings	3,282,790	2,847,427	435,363	15.3

Total demand and savings	7,843,088	6,802,226	1,040,862	15.3
Time deposits	4,532,528	5,202,975	(670,447)	(12.9)

Total deposits	$12,375,616	$12,005,201	$370,415	3.1%

Total demand and savings accounts increased $1.0 billion, or 15.3%. The increase in noninterest-bearing accounts was primarily due to a $220.6 million, or 16.3%, increase in business account balances due, in part, to businesses maintaining higher balances to offset service fees, as well as a migration from the Corporation’s cash management products due to low interest rates. The increase in interest-bearing demand and savings accounts was due to a $410.8 million, or 41.2%, increase in municipal account balances and a $400.7 million, or 13.8%, increase in personal account balances. The increase in personal accounts was largely due to a decrease in customer certificates of deposit as well as the Corporation’s promotional efforts with a focus on building customer relationships.

The decrease in time deposits was almost entirely due to customer certificates of deposit, which decreased $661.9 million, or 12.8%. The remaining $8.5 million decrease was in brokered certificates of deposit. The decrease in customer certificates of deposit was in accounts with original maturity terms of less than two years ($849.9 million, or 24.4%), and jumbo certificates of deposit ($156.1 million, or 39.2%), partially offset by an increase in account balances with original maturity terms greater than two years ($344.0 million, or 26.3%). As noted above, the decrease in customer certificates of deposit was largely due to customers migrating funds to interest-bearing savings and demand accounts in the current low rate environment.

The average cost of interest-bearing deposits decreased 43 basis points, or 31.6%, from 1.36% in 2010 to 0.93% in 2011 due to a reduction in rates paid on all categories of deposits. During the first quarter of 2011, approximately $945 million of time deposits matured at a weighted average rate of 1.31%, while approximately $800 million of time deposits were issued at a weighted average rate of 0.71%.

As average deposits increased, short-term and long-term borrowings decreased, as summarized in the following table:

	Three months ended March 31		Increase (decrease)
	2011	2010	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$212,931	$248,982	$(36,051)	(14.5%)
Customer short-term promissory notes	190,385	223,439	(33,054)	(14.8)

Total short-term customer funding	403,316	472,421	(69,105)	(14.6)
Federal funds purchased	219,346	399,560	(180,214)	(45.1)

Total short-term borrowings	622,662	871,981	(249,319)	(28.6)
Long-term debt:
FHLB advances	677,910	1,100,893	(422,983)	(38.4)
Other long-term debt	383,613	383,343	270	0.1

Total long-term debt	1,061,523	1,484,236	(422,713)	(28.5)

Total	$1,684,185	$2,356,217	$(672,032)	(28.5%)

The $69.1 million, or 14.6%, decrease in short-term customer funding was primarily due to customers transferring funds from the cash management program to deposit products due to the low interest rate environment. The $180.2 million decrease in Federal funds purchased was due to increases in demand and savings accounts, combined with decreases in investments and loans, resulting in reduced funding needs for the Corporation. The $423.0 million decrease in Federal Home Loan Bank (FHLB) advances was due to maturities, which were not replaced with new advances.

Provision for Credit Losses and Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses:

	Three months ended March 31,
	2011	2010
	(dollars in thousands)
Loans, net of unearned income outstanding at end of period	$11,873,208	$11,964,840

Daily average balance of loans, net of unearned income	$11,921,442	$11,971,786

Balance of allowance for credit losses at beginning of period	$275,498	$257,553
Loans charged off:
Real estate – construction	13,894	20,553
Commercial – industrial, financial and agricultural	13,336	2,981
Real estate – commercial mortgage	10,047	2,344
Real estate – residential mortgage	4,996	1,391
Consumer and home equity	2,759	2,078
Leasing and other	497	645

Total loans charged off	45,529	29,992
Recoveries of loans previously charged off:
Real estate – construction	563	315
Commercial – industrial, financial and agricultural	391	436
Real estate – commercial mortgage	1,535	128
Real estate – residential mortgage	44	1
Consumer and home equity	310	552
Leasing and other	344	261

Total recoveries	3,187	1,693

Net loans charged off	42,342	28,299
Provision for credit losses	38,000	40,000

Balance of allowance for credit losses at end of period	$271,156	$269,254

Components of the Allowance for Credit Losses:
Allowance for loan losses	$270,272	$264,915
Reserve for unfunded lending commitments	884	4,339

Allowance for credit losses	$271,156	$269,254

Selected Ratios:
Net charge-offs to average loans (annualized)	1.42%	0.95%
Allowance for credit losses to loans outstanding	2.28%	2.25%

The provision for credit losses was $38.0 million for the first quarter of 2011, a decrease of $2.0 million, or 5.0%, from the first quarter of 2010. The decrease in the provision for credit losses was due to the continuing stabilization of asset quality as the economy improves.

Net charge-offs increased $14.0 million, or 49.6%, to $42.3 million for the first quarter of 2011 compared to $28.3 million for the first quarter of 2010. The increase in net charge-offs was primarily due to increases in commercial loan net charge-offs ($10.4 million, or 408.6%), commercial mortgage net charge-offs ($6.3 million, or 284.1%) and residential mortgage net charge-offs ($3.6 million, or 256.3%), partially offset by a decline in construction loan net charge-offs ($6.9 million, or 34.1%).

Of the $42.3 million of net charge-offs recorded in the first quarter of 2011, 29.9% were for loans originated by the Corporation’s banks in Virginia, 29.4% in Maryland, 25.1% in New Jersey and 15.4% in Pennsylvania. During the first quarter of 2011, there were 12 individual charge-offs that exceeded $1.0 million, totaling $22.6 million, of which $9.4 million was commercial loans, $6.4 million was for construction loans, $5.5 million was for commercial mortgages and $1.3 million were for residential mortgages.

The following table summarizes the Corporation’s non-performing assets as of the indicated dates:

	March 31, 2011	March 31, 2010	December 31, 2010
	(dollars in thousands)
Non-accrual loans	$280,270	$242,423	$280,688
Loans 90 days past due and accruing	37,768	43,603	48,084

Total non-performing loans	318,038	286,026	328,772
Other real estate owned (OREO)	37,044	26,228	32,959

Total non-performing assets	$355,082	$312,254	$361,731

Non-accrual loans to total loans	2.36%	2.03%	2.35%
Non-performing assets to total assets	2.22%	1.90%	2.22%
Allowance for credit losses to non-performing loans	85.26%	94.14%	83.80%
Non-performing assets to tangible common shareholders’ equity and allowance for credit losses	21.72%	23.71%	22.50%

The following table presents accruing loans whose terms have been modified under troubled debt restructurings, by type, as of the indicated dates:

	March 31, 2011	March 31, 2010	December 31, 2010
	(in thousands)
Real-estate – residential mortgage	$39,558	$28,551	$37,826
Real-estate – commercial mortgage	31,967	17,978	18,778
Real-estate – construction	5,440	4,820	5,440
Commercial – industrial, financial and agricultural	4,074	2,622	5,502
Consumer and home equity	260	268	263

Total accruing troubled debt restructurings	$81,299	$54,239	$67,809

In comparison to the first quarter of 2010, the Corporation experienced a $27.1 million, or 49.9%, increase in troubled debt restructurings due primarily to increases in commercial mortgage and residential mortgage troubled debt restructurings.

The following table summarizes the Corporation’s non-performing loans, by type, as of the indicated dates:

	March 31, 2011	March 31, 2010	December 31, 2010
	(in thousands)
Real estate – commercial mortgage	$97,305	$70,565	$93,720
Commercial – industrial, financial and agricultural	86,050	78,365	87,455
Real estate – construction	72,880	79,527	84,616
Real estate – residential mortgage	49,998	42,302	50,412
Real estate – home equity	9,314	12,769	10,188
Consumer	2,258	2,317	2,154
Leasing	233	181	227

Total non-performing loans	$318,038	$286,026	$328,772

Non-performing loans increased to $318.0 million at March 31, 2011, from $286.0 million at March 31, 2010. The $32.0 million, or 11.2%, increase was primarily due to a $26.7 million, or 37.9%, increase in non-performing commercial mortgages, a $7.7 million, or 18.2%, increase in non-performing residential mortgages and a $7.7 million, or 9.8%, increase in commercial loans, partially offset by a $6.6 million, or 8.4%, decrease in non-performing construction loans and a $3.5 million, or 27.1%, decrease in non-performing home equity loans.

The $26.7 million increase in non-performing commercial mortgages was primarily due to increases in the Corporation’s New Jersey ($12.4 million, or 33.3%), Pennsylvania ($7.7 million, or 30.7%) and Delaware ($4.5 million, or 118.1%) markets.

The $7.7 million increase in non-performing residential mortgages was primarily due to increases in the Corporation’s New Jersey ($4.7 million, or 52.3%) and Pennsylvania ($4.7 million, or 45.9%) markets. The $7.7 million increase in non-performing commercial loans was due to an increase in the Corporation’s Pennsylvania market of $8.4 million, or 22.9%.

The $6.6 million decrease in non-performing construction loans was due to $59.8 million of charge-offs recorded since March 31, 2010, partially offset by additions to non-performing construction loans. Geographically, the decrease in non-performing construction loans was in the Corporation’s Maryland ($12.5 million, or 36.6%), Pennsylvania ($5.3 million, or 48.8%) and New Jersey ($4.9 million, or 26.8%) markets, partially offset by an increase in the Virginia ($15.8 million, or 97.9%) market.

The following table summarizes the Corporation’s OREO, by property type, as of the indicated dates:

	March 31, 2011	March 31, 2010	December 31, 2010
	(in thousands)
Commercial properties	$18,475	$7,550	$15,916
Residential properties	14,738	15,761	12,635
Undeveloped land	3,831	2,917	4,408

Total OREO	$37,044	$26,228	$32,959

The following table summarizes loan delinquency rates, by type, as of March 31:

	2011			2010
	31-89 Days	≥ 90 Days (1)	Total	31-89 Days	≥ 90 Days (1)	Total
Real estate – commercial mortgage	0.66%	2.21%	2.87%	1.37%	1.63%	3.00%
Commercial – industrial, financial and agricultural	0.50	2.33	2.83	0.71	2.13	2.84
Real estate – construction	0.56	9.75	10.31	2.18	8.49	10.67
Real estate – residential mortgage	3.47	4.89	8.36	3.57	4.45	8.02
Real estate – home equity	0.74	0.57	1.31	0.87	0.76	1.63
Consumer, leasing and other	1.26	0.64	1.90	1.28	0.66	1.94

Total	0.88%	2.67%	3.55%	1.33%	2.39%	3.72%

Total dollars (in thousands)	$104,046	$318,038	$422,084	$159,632	$286,026	$445,658

(1)	Includes non-accrual loans.

The decrease in delinquency rates since the first quarter of 2010 was primarily in loans 31-89 days past due across all loan types, partially offset by an increase in loans, particularly commercial mortgages, greater than 90 days past due.

The following table presents ending balances of loans outstanding, net of unearned income:

	March 31, 2011	March 31, 2010	December 31, 2010
	(in thousands)
Real-estate – commercial mortgage	$4,392,679	$4,322,774	$4,375,980
Commercial – industrial, financial and agricultural	3,692,668	3,684,903	3,704,384
Real-estate – home equity	1,620,340	1,638,179	1,641,777
Real-estate – residential mortgage	1,022,251	951,381	995,990
Real-estate – construction	747,806	937,279	801,185
Consumer	337,413	361,681	350,161
Leasing and other	60,051	68,643	63,830

Loans, net of unearned income	$11,873,208	$11,964,840	$11,933,307

Approximately $5.1 billion, or 43.3%, of the Corporation’s loan portfolio was in commercial mortgage and construction loans at March 31, 2011. The Corporation did not have a concentration of credit risk with any single borrower, industry or geographical location. However, the performance of real estate markets and general economic conditions adversely impacted the performance of these loans.

From 2008 to 2010, the Corporation experienced significant increases in non-performing construction loans and commercial mortgages as a result of weak economic conditions. In comparison to December 31, 2010, non-performing construction loans decreased $11.7 million, or 13.9%, to $72.9 million as of March 31, 2011 as charge-offs and paydowns of certain non-performing construction loans exceeded additions during the first three months of 2011. The Corporation continues to reduce its exposure to residential housing development construction loans, most notably in its New Jersey, Virginia and Maryland markets. In comparison to December 31, 2010, non-performing commercial mortgages increased $3.6 million, or 3.8%, to $97.3 million as of March 31, 2011. During the first three months of 2011, economic conditions, although slowly improving, continued to place stress on the credit quality of the commercial mortgage portfolio.

Commercial loans comprise 31.1% of the total loan portfolio. As with commercial mortgages, the credit quality of these loans has been impacted by general economic conditions, as businesses continued to struggle for growth as a result of reduced consumer spending.

Approximately $2.6 billion, or 22.3%, of the Corporation’s loan portfolio was in residential mortgage and home equity loans at March 31, 2011. The significant deterioration in residential real estate values in prior years, particularly in portions of New Jersey, Virginia and Maryland, and general economic conditions, resulted in increases in non-performing loans and negatively impacted the overall credit quality of the portfolio. However, as with the commercial loan portfolio, the Corporation experienced a slight decrease in non-performing asset levels during the first quarter of 2011.

Management believes that the allowance for credit losses of $271.2 million as of March 31, 2011 is sufficient to cover losses inherent in both the loan portfolio and the unfunded lending commitments as of that date and is appropriate based on applicable accounting standards.

Other Income

The following table presents the components of other income:

	Three months ended March 31		Increase (decrease)
	2011	2010	$	%
	(dollars in thousands)
Overdraft fees	$7,571	$8,884	$(1,313)	(14.8)%
Cash management fees	2,450	2,277	173	7.6
Other	3,284	3,106	178	5.7

Service charges on deposit accounts	13,305	14,267	(962)	(6.7)
Debit card income	4,204	3,534	670	19.0
Foreign currency processing income	2,197	1,938	259	13.4
Merchant fees	2,147	1,824	323	17.7
Letter of credit fees	1,255	1,239	16	1.3
Other	1,679	1,630	49	3.0

Other service charges and fees	11,482	10,165	1,317	13.0
Investment management and trust services	9,204	8,088	1,116	13.8
Mortgage banking income	5,463	4,149	1,314	31.7
Credit card income	1,596	1,451	145	10.0
Gains on sales of OREO	699	464	235	50.6
Other	2,126	1,899	227	12.0

Total, excluding investment securities gains (losses)	43,875	40,483	3,392	8.4
Investment securities gains (losses)	2,285	(2,223)	4,508	N/M

Total	$46,160	$38,260	$7,900	20.6%

N/M – Not meaningful.

The $1.3 million, or 14.8%, decrease in overdraft fees was a result of newly enacted regulations that took effect in August 2010, which require customers to affirmatively consent to the payment of certain types of overdrafts.

Increases in debit card income ($670,000, or 19.0%), foreign currency processing revenues ($259,000, or 13.4%) and merchant fees ($323,000, or 17.7%) all resulted from higher transaction volumes.

The Federal Reserve recently issued proposed pricing guidelines regarding interchange income on certain debit card transactions, as required under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). In 2010, the Corporation’s debit card interchange income that would have been subject to these regulations totaled $15.9 million. If the regulations are enacted as proposed, the Corporation estimates that this interchange income would decline by approximately $9.7 million annually. The Corporation will continue to monitor its fee structure to identify changes that could be implemented to mitigate the proposed reduction in this interchange income.

The $1.1 million, or 13.8%, increase in investment management and trust services income was due to an increase in brokerage revenue, due both to an improvement in the market values of assets under management and the Corporation’s expanded focus on recurring revenues in the brokerage business.

The $1.3 million, or 31.7%, increase in mortgage banking income was primarily due to a $74.2 million, or 31.7%, increase in the volume of loans sold, largely due to increased refinances. Also impacting the increase in mortgage banking income was a slight improvement in the spreads on loans sold.

Investment securities gains of $2.3 million for the first quarter of 2011 included $3.6 million of net gains on the sales of securities partially offset by $1.3 million of other-than-temporary impairment charges. The Corporation recorded $994,000 of other-than-temporary impairment charges for pooled trust preferred securities issued by financial institutions and $297,000 of other-than-temporary impairment charges for certain stocks of financial institutions.

The $2.2 million of investment securities losses for the first quarter of 2010 included $2.8 million of net gains on the sales of securities, more than offset by $5.0 million of other-than-temporary impairment charges. The Corporation recorded $4.2 million of other-than-temporary impairment charges for pooled trust preferred securities issued by financial institutions and $824,000 of other-than-temporary impairment charges related to stocks of financial institutions. See Note C, “Investment Securities” in the Notes to Consolidated Financial Statements for additional details.

Other Expenses

The following table presents the components of other expenses:

	Three months ended March 31		Increase (decrease)
	2011	2010	$	%
	(dollars in thousands)
Salaries and employee benefits	$54,308	$52,345	$1,963	3.8%
Net occupancy expense	11,366	11,650	(284)	(2.4)
FDIC insurance expense	4,754	4,954	(200)	(4.0)
Data processing	3,372	3,417	(45)	(1.3)
Equipment expense	3,132	3,091	41	1.3
Professional fees	2,849	2,546	303	11.9
Marketing	2,836	1,830	1,006	55.0
Telecommunications	2,172	2,270	(98)	(4.3)
OREO and repossession expense	1,970	2,680	(710)	(26.5)
Supplies	1,375	1,329	46	3.5
Postage	1,405	1,305	100	7.7
Intangible amortization	1,178	1,314	(136)	(10.4)
Other	10,846	11,291	(445)	(3.9)

Total	$101,563	$100,022	$1,541	1.5%

Salaries and employee benefits increased $2.0 million, or 3.8%, with salaries increasing $2.4 million, or 5.6%, and employee benefits decreasing $434,000, or 4.5%. The increase in salaries was primarily related to the ending of a 12-month freeze on merit increases in March 2010. Also contributing to the increase in salaries was a $702,000 increase in incentive compensation expense and a $254,000 increase in stock-based compensation expense. The decrease in employee benefits was primarily due to a decrease in healthcare costs.

The $303,000, or 11.9%, increase in professional fees was primarily due to an increase in legal fees related to collection and workout efforts for non-performing loans. The $1.0 million, or 55.0%, increase in marketing expenses was primarily due an increase in promotional campaigns.

The $710,000, or 26.5%, decrease in OREO and repossession expense was due to a $338,000 decrease in losses on sales of OREO, a $309,000 decrease in valuation provisions for OREO properties held and a $150,000 decrease in repossession expense. Combined with gains on OREO sales, included within other income on the consolidated statements of income, the net gain on sales of OREO for the first three months of 2011 were $535,000, compared to net losses of $38,000 for the first three months of 2010. As the Corporation continues to work through repossessed real estate, OREO and repossession expense will continue to be volatile.

The $445,000, or 3.9%, decrease in other expenses included a $900,000 decrease in reserves associated with the potential repurchase of previously sold residential mortgage and home equity loans. During the first three months of 2011, the Corporation’s exposure to future repurchases was reduced as a result of entering into a settlement agreement with a secondary market investor. Also contributing to the decrease in other expenses was a reduction in state and other taxes of $543,000 as a result of a $204,000 increase in state tax credits and a $249,000 increase in sales tax refunds. Offsetting these decreases was a $417,000 increase in software maintenance expense and a $380,000 increase in provisions for debit card rewards points earned.

Income Taxes

Income tax expense for the first quarter of 2011 was $12.4 million, a $3.1 million, or 33.5%, increase from $9.3 million for the first quarter of 2010. The increase was primarily due to the increase in income before income taxes.

The Corporation’s effective tax rate was 26.8% in 2011, as compared to 25.2% in 2010. The effective rate is generally lower than the Federal statutory rate of 35% due to investments in tax-free municipal securities and Federal tax credits earned from investments in low and moderate-income housing partnerships. The effective rate for the first quarter of 2011 is higher than the same period in 2010 due to non-taxable income and tax credits having a smaller impact on the effective tax rate due to the higher level of income before income taxes.

FINANCIAL CONDITION

Total assets decreased $314.1 million, or 1.9%, to $16.0 billion at March 31, 2011 from $16.3 billion at December 31, 2010.

Investment securities decreased $164.1 million, or 5.7%. During the first quarter of 2011, proceeds from the sales and maturities of collateralized mortgage obligations and mortgage-backed securities were not fully reinvested in the investment portfolio due to few attractive investment options in the current rate environment.

The Corporation experienced a $60.1 million, or 0.5%, decrease in loans, net of unearned income. Construction loans decreased $53.4 million, or 6.7%, due to paydowns on existing loans and $13.9 million of charge-offs recorded in the first three months of 2011. Also contributing to the decrease in loans was a $21.4 million, or 1.3%, decrease in home equity loans, a $12.7 million, or 3.6%, decrease in consumer loans and a $11.7 million, or 0.3%, decrease in commercial loans, all resulting from continued weak demand. Offsetting these decreases were a $26.3 million, or 2.6%, increase in residential mortgages and a $16.7 million, or 0.4%, increase in commercial mortgages. Residential mortgages increased as certain 10 and 15 year fixed rate mortgages and certain adjustable rate mortgages are being held in portfolio rather than sold in the secondary market.

Other assets decreased $155.6 million, or 24.8%, primarily due to $142.9 million of investment security sales that had not settled as of December 31, 2010.

Deposits increased $20.0 million, or 0.2%, due to an increase in demand and savings deposits of $210.1 million, or 2.7%, partially offset by a decrease in time deposits of $190.0 million, or 4.1%. The increase in demand and saving accounts was due to a $92.4 million, or 6.7%, increase in municipal account balances, an $88.1 million, or 3.6% increase in business account balances and a $22.4 million, or 0.6%, increase in personal account balances. The decrease in time deposits was due to a $78.2 million, or 5.3%, decrease in customer certificates of deposit with original maturity terms less than one year, an $89.6 million, or 3.1%, decrease in accounts with original maturity terms greater than one year and a $22.3 million, or 8.8%, decrease in jumbo certificates of deposits.

Short-term borrowings decreased $259.7 million, or 38.5%, mainly in Federal funds purchased, which decreased $259.6 million, or 96.9%. The decrease in short-term borrowings largely resulted from the Corporation’s overall liquidity position, which was enhanced by an increase in deposits and a decrease in investments and loans. Long-term debt decreased $83.8 million, or 7.5%, as a result of FHLB advance maturities, which were not replaced.

Capital Resources

Total shareholders’ equity increased $29.9 million, or 1.6%, during the first three months of 2011. The increase was due to $33.8 million of net income and a $3.8 million increase in holding gains on available for sale investment securities, partially offset by $8.0 million of dividends on common shares outstanding.

The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s consolidated financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of March 31, 2011, the Corporation and each of its bank subsidiaries met the minimum requirements. In addition, each of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements, where applicable:

	March 31 2011	December 31 2010	Regulatory Minimum Capital Adequacy
Total Capital (to Risk-Weighted Assets)	14.7%	14.2%	8.0%
Tier I Capital (to Risk-Weighted Assets)	12.0%	11.6%	4.0%
Tier I Capital (to Average Assets)	9.7%	9.4%	4.0%
Tangible common equity to tangible assets (1)	8.8%	8.5%	N/A
Tangible common equity to risk weighted assets (2)	10.9%	10.5%	N/A

(1)	Ending common shareholders’ equity, net of goodwill and intangible assets, divided by ending assets, net of goodwill and intangible assets.
(2)	Ending common shareholders’ equity, net of goodwill and intangible assets, divided by risk-weighted assets.

N/A – Not applicable.

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

The U.S. banking regulators have not yet proposed regulations implementing Basel III, but are expected to do so in the near future. As of March 31, 2011, the Corporation met the fully phased-in minimum capital ratios required for each of the capital measures included in Basel III.

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

The Corporation’s sources and uses of cash were discussed in general terms in the net interest income section of Management’s Discussion. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during the first three months of 2011 generated $141.4 million of cash, mainly due to net income, as adjusted for non-cash expenses, most notably, the provision for credit losses, and a decrease in loans held for sale and other assets. Cash flows provided by investing activities were $253.2 million, due mainly to proceeds from the maturities and sales of investment securities, partially offset by purchases of investment securities and a net increase in short-term investments. Net cash used in financing activities was $328.2 million as a result of repayments of short-term borrowings and long-term debt and a net decrease in time deposits exceeding cash inflows from demand and savings deposits increases.

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

Equity Market Price Risk

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s equity investments consisted of $92.6 million of Federal Home Loan Bank (FHLB) and Federal Reserve Bank stock, $35.1 million of common stocks of publicly traded financial institutions, and $7.0 million of other equity investments. The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had a cost basis of approximately $31.3 million and fair value of $35.1 million at March 31, 2011. Gross unrealized gains in this portfolio were $4.7 million, and gross unrealized losses were $920,000.

The Corporation has evaluated whether any unrealized losses on individual equity investments constituted other-than-temporary impairment, which would require a write-down through a charge to earnings. Based on the results of such evaluations, the Corporation recorded write-downs of $297,000 for specific financial institution stocks that were deemed to exhibit other-than-temporary impairment in value during the three months ended March 31, 2011. Additional impairment charges may be necessary in the future depending upon the performance of the equity markets in general and the performance of the individual investments held by the Corporation. See Note C, “Investment Securities” in the Notes to Consolidated Financial Statements for additional details.

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

Another source of equity market price risk is the investment in FHLB stock, which the Corporation is required to own in order to borrow funds from the FHLB. As of March 31, 2011, the Corporation’s investment in FHLB stock was $73.3 million. FHLBs obtain funding primarily through the issuance of consolidated obligations of the FHLB system. The U.S. government does not guarantee these obligations, and each of the FHLB banks is, generally, jointly and severally liable for repayment of each other’s debt. The FHLB system has experienced financial stress, and some of the regional banks within the FHLB system have suspended or reduced their dividends, or eliminated the ability of members to redeem capital stock. The Corporation’s FHLB stock and its ability to obtain FHLB funds could be adversely impacted if the financial health of the FHLB system worsens.

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

Debt Security Market Price Risk

Debt security market price risk is the risk that changes in the values of debt securities could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s debt security investments consist primarily of mortgage-backed securities and collateralized mortgage obligations whose principal payments are guaranteed by U.S. government sponsored agencies, state and municipal securities, U.S. government sponsored agency securities, and U.S. government debt securities, auction rate certificates and corporate debt securities.

Municipal Securities

As of March 31, 2011, the Corporation had $362.6 million of municipal securities issued by various municipalities in its investment portfolio. Ongoing uncertainty with respect to the financial viability of municipal insurers places much greater emphasis on the underlying strength of issuers. Increasing pressure on local tax revenues of issuers due to adverse economic conditions could also have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily on the underlying credit worthiness of the issuing municipality and then, to a lesser extent, on the credit enhancement corresponding to the individual issuance. As of March 31, 2011, approximately 94% of municipal securities were supported by the general obligation of corresponding municipalities. In addition, approximately 72% of these securities were school district issuances that are supported by the general obligation of the corresponding municipalities, as of March 31, 2011.

Auction Rate Certificates

The Corporation’s debt securities include investments in student loan auction rate securities, also known as auction rate certificates (ARCs), with a cost basis of $267.3 million and a fair value of $256.4 million, or 1.6% of total assets, at March 31, 2011.

ARCs are long-term securities structured to allow their sale in periodic auctions, resulting in both the treatment of ARCs as short-term instruments in normal market conditions and fair values that could be derived based on periodic auction prices. However, beginning in 2008, market auctions for these securities began to fail due to an insufficient number of buyers, resulting in an illiquid market. This illiquidity has resulted in recent market prices that represent forced liquidations or distressed sales and do not provide an accurate basis for fair value. Therefore, at March 31, 2011, the fair values of the ARCs were derived using significant unobservable inputs based on an expected cash flow model which produced fair values that were materially different from those that would be expected from settlement of these investments in the illiquid market that presently exists. The expected cash flow model produced fair values which assumed a return to market liquidity sometime within the next three years.

The credit quality of the underlying debt associated with ARCs is also a factor in the determination of their estimated fair value. As of March 31, 2011, approximately $206 million, or 81%, of the ARCs were rated above investment grade, with approximately $156 million, or 61%, AAA rated. Approximately $50 million, or 20%, of ARCs were rated below investment grade by at least one ratings agency or not rated. Of this amount, approximately $30 million, or 59%, of the student loans underlying the ARCs have principal payments which are guaranteed by the Federal government. In total, approximately $226 million, or 88%, of the student loans underlying the ARCs have principal payments which are guaranteed by the Federal government. As of March 31, 2011, all ARCs were current and making scheduled interest payments.

Corporate Debt Securities

The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities and subordinated debt issued by financial institutions, as presented in the following table:

	March 31, 2011
	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$91,266	$84,925
Subordinated debt	35,023	36,841
Pooled trust preferred securities	7,153	4,816

Total corporate debt securities issued by financial institutions	$133,442	$126,582

The fair values for pooled trust preferred securities and certain single-issuer trust preferred securities were based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers.

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $6.3 million at March 31, 2011. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities during the three months ended March 31, 2011 or 2010. The Corporation held 13 single-issuer trust preferred securities that were rated below investment grade by at least one ratings agency, with an amortized cost of $40.1 million and an estimated fair value of $39.7 million at March 31, 2011. The majority of the single-issuer trust preferred securities rated below investment grade were rated BB or Baa. Single-issuer trust preferred securities with an amortized cost of $10.3 million and an estimated fair value of $8.1 million at March 31, 2011, were not rated by any ratings agency.

The Corporation holds ten pooled trust preferred securities. Nine of these securities, with an amortized cost of $6.4 million and an estimated fair value of $4.1 million, were rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. For each of the nine pooled trust preferred securities rated below investment grade, the class of securities held by the Corporation is below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool. The Corporation determines the fair value of pooled trust preferred securities based on quotes provided by third-party brokers.

The amortized cost of pooled trust preferred securities is the purchase price of the securities, net of cumulative credit related other-than-temporary impairment charges, determined using an expected cash flows model. The most significant input to the expected cash flows model was the expected payment deferral rate for each pooled trust preferred security. The Corporation evaluates the financial metrics, such as capital ratios and non-performing asset ratios, of the individual financial institution issuers that comprise each pooled trust preferred security to estimate its expected deferral rate. The actual weighted average cumulative defaults and deferrals as a percentage of original collateral were approximately 39% as of March 31, 2011. The discounted cash flow modeling for pooled trust preferred securities held by the Corporation as of March 31, 2011 assumed, on average, an additional 16% expected deferral rate. During the three months ended March 31, 2011, the Corporation recorded $994,000 of other-than-temporary impairment losses for pooled trust preferred securities based on an expected cash flows model. Additional impairment charges for debt securities may be necessary in the future depending upon the performance of the individual investments held by the Corporation.

See Note C, “Investment Securities” in the Notes to Consolidated Financial Statements for further discussion related to the Corporation’s other-than-temporary impairment evaluations for debt securities and Note J, “Fair Value Measurements” in the Notes to Consolidated Financial Statements for further discussion related to debt securities’ fair values.

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

	Expected Maturity Period							Estimated Fair Value
	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond	Total
Fixed rate loans (1)	$1,052,288	$488,162	$400,269	$301,770	$257,609	$628,278	$3,128,376	$3,180,220
Average rate	4.29%	6.21%	6.12%	6.10%	6.02%	5.66%	5.41%
Floating rate loans (1) (2)	1,880,240	1,103,003	980,512	851,278	1,796,019	2,126,921	8,737,973	8,716,745
Average rate	4.66%	4.95%	4.83%	4.84%	4.39%	5.30%	4.83%
Fixed rate investments (3)	470,869	339,265	232,528	184,483	149,572	823,997	2,200,714	2,250,339
Average rate	4.16%	4.30%	4.38%	4.28%	4.37%	4.23%	4.26%
Floating rate investments (3)	0	0	267,372	166	0	63,939	331,477	312,426
Average rate	—%	—%	3.36%	1.63%	—%	2.22%	3.14%
Other interest-earning assets	114,196	0	0	0	0	0	114,196	114,196
Average rate	1.15%	—%	—%	—%	—%	—%	1.15%

Total	$3,517,593	$1,930,430	$1,880,681	$1,337,697	$2,203,200	$3,643,135	$14,512,736	$14,573,926
Average rate	4.36%	5.15%	4.84%	5.05%	4.58%	5.07%	4.80%

Fixed rate deposits (4)	$2,364,667	$772,900	$499,746	$140,861	$97,320	$13,629	$3,889,123	$3,931,441
Average rate	1.35%	2.23%	2.53%	2.69%	2.60%	2.31%	1.76%
Floating rate deposits (5)	4,320,647	528,887	443,551	417,373	325,375	173,364	6,209,197	6,209,197
Average rate	0.44%	0.27%	0.24%	0.20%	0.19%	0.22%	0.37%
Fixed rate borrowings (6)	84,275	30,866	911	56,203	100,495	742,037	1,014,787	997,868
Average rate	3.77%	4.46%	5.05%	3.28%	5.35%	4.93%	4.77%
Floating rate borrowings (7)	414,680	0	0	0	0	20,620	435,300	419,727
Average rate	0.16%	—%	—%	—%	—%	2.67%	0.27%

Total	$7,184,269	$1,332,653	$944,208	$614,437	$523,190	$949,650	$11,548,407	$11,558,233
Average rate	0.76%	1.50%	1.46%	1.06%	1.63%	3.99%	1.22%

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments. Excludes overdraft deposit balances.
(2)	Line of credit amounts are based on historical cash flow assumptions, with an average life of approximately 5 years.
(3)	Amounts are based on contractual maturities; adjusted for expected prepayments on mortgage-backed securities and collateralized mortgage obligations and expected calls on agency and municipal securities.
(4)	Amounts are based on contractual maturities of time deposits.
(5)	Estimated based on history of deposit flows.
(6)	Amounts are based on contractual maturities of debt instruments, adjusted for possible calls. Amounts also include junior subordinated deferrable interest debentures.
(7)	Amounts include Federal Funds purchased, short-term promissory notes and securities sold under agreements to repurchase, which mature in less than 90 days, in addition to junior subordinated deferrable interest debentures.

The preceding table and discussion addressed the liquidity implications of interest rate risk and focused on expected cash flows from financial instruments. Expected maturities, however, do not necessarily reflect the net interest impact of interest rate changes. Certain financial instruments, such as adjustable rate loans, have repricing periods that differ from expected cash flows periods.

Included within the $8.7 billion of floating rate loans above are $3.8 billion of loans, or 43.5% of the total, that float with the prime interest rate, $1.2 billion, or 14.0%, of loans that float with other interest rates, primarily LIBOR, and $3.7 billion, or 42.5%, of adjustable rate loans. The $3.7 billion of adjustable rate loans include loans that are fixed rate instruments for a certain period of time, and then convert to floating rates.

The following table presents the percentage of adjustable rate loans, at March 31, 2011, stratified by the period until their next repricing:

Percent of Total Adjustable Rate Loans
One year	27.5%
Two years	22.6
Three years	21.1
Four years	13.4
Five years	10.9
Greater than five years	4.5

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

Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into repricing periods. The sum of assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits having no contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans, mortgage-backed securities and collateralized mortgage obligations includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative six-month ratio of rate sensitive assets to rate sensitive liabilities (RSA/RSL) to a range of 0.85 to 1.15. As of March 31, 2011, the cumulative six-month ratio of RSA/RSL was 1.10.

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

The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock	Annual change in net interest income	% Change
+300 bp	+ $ 57.5 million	+10.0%
+200 bp	+ $ 33.1 million	+5.7%
+100 bp	+ $10.3 million	+1.8%
–100 bp(1)	– $ 7.1 million	– 1.2%

(1)	Because certain current short-term interest rates are at or below 1.00%, the 100 basis point downward shock assumes that corresponding short-term interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis points downward shock.

Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point shock movement in interest rates. As of March 31, 2011, the Corporation was within policy limits for every 100 basis point shock movement in interest rates.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of the Corporation’s Form 10-K for the year ended December  31, 2010.

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

FULTON FINANCIAL CORPORATION

Date: May 9, 2011	/s/ R. Scott Smith, Jr.
R. Scott Smith, Jr. Chairman and Chief Executive Officer

Date: May 9, 2011	/s/ Charles J. Nugent
Charles J. Nugent Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibits Required Pursuant

to Item 601 of Regulation S-K

3.1	Articles of Incorporation, as amended and restated, of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Form S-4 Registration Statement filed on October 7, 2005.

3.2	Bylaws of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K dated September 18, 2008.

3.3	Certificate of Designations of Fixed Rate Cumulative Preferred Stock, Series A of Fulton Financial Corporation – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2011 and December 31, 2010; (ii) the Consolidated Statements of Income for the three months ended March 31, 2011 and 2010; (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the three months ended March 31, 2011 and 2010; (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; and, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.