Form 10-Q
period 2011-06-30
FULTON FINANCIAL CORP
filed 2011-08-08
CIK 700564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011, or

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

Common Stock, $2.50 Par Value – 199,795,000 shares outstanding as of July 29, 2011.

FULTON FINANCIAL CORPORATION

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

Item 1. Financial Statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	June 30 2011 (unaudited)	December 31 2010
ASSETS
Cash and due from banks	$284,691	$198,954
Interest-bearing deposits with other banks	124,967	33,297
Loans held for sale	47,133	83,940
Investment securities:
Held to maturity (estimated fair value of $7,038 in 2011 and $7,818 in 2010)	6,990	7,751
Available for sale	2,656,054	2,853,733

Loans, net of unearned income	11,852,491	11,933,307
Less: Allowance for loan losses	(266,683)	(274,271)

Net Loans	11,585,808	11,659,036

Premises and equipment	207,177	208,016
Accrued interest receivable	51,387	53,841
Goodwill	535,798	535,518
Intangible assets	10,111	12,461
Other assets	457,004	628,707

Total Assets	$15,967,120	$16,275,254

LIABILITIES
Deposits:
Noninterest-bearing	$2,445,008	$2,194,988
Interest-bearing	9,817,887	10,193,593

Total Deposits	12,262,895	12,388,581

Short-term borrowings:
Federal funds purchased	166,179	267,844
Other short-term borrowings	380,402	406,233

Total Short-Term Borrowings	546,581	674,077

Accrued interest payable	29,444	33,333
Other liabilities	149,354	179,424
Federal Home Loan Bank advances and long-term debt	1,025,537	1,119,450

Total Liabilities	14,013,811	14,394,865

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 215.6 million shares issued in 2011 and 215.4 million shares issued in 2010	538,923	538,492
Additional paid-in capital	1,421,626	1,420,127
Retained earnings	210,671	158,453
Accumulated other comprehensive income:
Unrealized gains on investment securities not other-than-temporarily impaired	37,227	22,354
Unrealized non-credit related losses on other-than-temporarily impaired debt securities	(747)	(2,355)
Unrecognized pension and postretirement plan costs	(4,438)	(4,414)
Unamortized effective portions of losses on forward-starting interest rate swaps	(3,022)	(3,090)

Accumulated Other Comprehensive Income	29,020	12,495
Treasury stock, 16.2 million shares in 2011 and 16.3 million shares in 2010, at cost	(246,931)	(249,178)

Total Shareholders’ Equity	1,953,309	1,880,389

Total Liabilities and Shareholders’ Equity	$15,967,120	$16,275,254

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
INTEREST INCOME
Loans, including fees	$149,751	$157,628	$299,247	$315,162
Investment securities:
Taxable	20,749	25,146	42,556	53,295
Tax-exempt	3,146	3,348	6,321	6,943
Dividends	696	660	1,379	1,389
Loans held for sale	492	667	992	1,223
Other interest income	101	231	134	256

Total Interest Income	174,935	187,680	350,629	378,268

INTEREST EXPENSE
Deposits	21,775	31,819	45,061	65,557
Short-term borrowings	168	390	422	939
Long-term debt	12,347	16,313	24,938	34,105

Total Interest Expense	34,290	48,522	70,421	100,601

Net Interest Income	140,645	139,158	280,208	277,667
Provision for credit losses	36,000	40,000	74,000	80,000

Net Interest Income After Provision for Credit Losses	104,645	99,158	206,208	197,667

OTHER INCOME
Service charges on deposit accounts	14,332	15,482	27,637	29,749
Other service charges and fees	12,709	11,469	24,191	21,634
Investment management and trust services	9,638	8,655	18,842	16,743
Mortgage banking income	6,049	3,899	11,512	8,048
Other	4,979	4,503	9,400	8,317

Total other-than-temporary impairment losses	(71)	(4,334)	(1,092)	(9,585)
Less: Portion of (gain) loss recognized in other comprehensive income (before taxes)	(322)	836	(592)	1,110

Net other-than-temporary impairment losses	(393)	(3,498)	(1,684)	(8,475)
Net gains on sale of investment securities	58	4,402	3,634	7,156

Net investment securities gains (losses)	(335)	904	1,950	(1,319)

Total Other Income	47,372	44,912	93,532	83,172

OTHER EXPENSES
Salaries and employee benefits	56,070	54,654	110,378	106,999
Net occupancy expense	10,874	10,519	22,240	22,169
Equipment expense	3,377	2,663	6,509	5,754
FDIC insurance expense	3,264	5,136	8,018	10,090
Data processing	3,214	3,311	6,586	6,728
Professional fees	3,102	3,035	5,951	5,581
Other real estate owned and repossession expense	2,575	1,876	4,545	4,556
Software	1,972	1,706	4,004	3,320
Marketing	1,863	2,271	4,699	4,101
Intangible amortization	1,172	1,341	2,350	2,655
Other	14,995	14,593	28,761	29,174

Total Other Expenses	102,478	101,105	204,041	201,127

Income Before Income Taxes	49,539	42,965	95,699	79,712
Income taxes	13,154	11,283	25,529	20,550

Net Income	36,385	31,682	70,170	59,162
Preferred stock dividends and discount accretion	0	(5,066)	0	(10,131)

Net Income Available to Common Shareholders	$36,385	$26,616	$70,170	$49,031

PER COMMON SHARE:
Net income (basic)	$0.18	$0.14	$0.35	$0.27
Net income (diluted)	0.18	0.14	0.35	0.27
Cash dividends	0.05	0.03	0.09	0.06

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

		Common Stock		Additional	Retained Earnings	Accumulated Other	Treasury Stock	Total
	Preferred Stock	Shares Outstanding	Amount	Paid-in Capital		Comprehensive Income
	(in thousands)
Balance at December 31, 2010	$0	199,050	$538,492	$1,420,127	$158,453	$12,495	$(249,178)	$1,880,389
Comprehensive income:
Net income					70,170			70,170
Other comprehensive income						16,525		16,525

Total comprehensive income								86,695

Stock issued, including related tax benefits		320	431	398			2,247	3,076
Stock-based compensation awards				1,101				1,101
Common stock cash dividends - $0.09 per share					(17,952)			(17,952)

Balance at June 30, 2011	$0	199,370	$538,923	$1,421,626	$210,671	$29,020	$(246,931)	$1,953,309

Balance at December 31, 2009	$370,290	176,364	$482,491	$1,257,730	$71,999	$7,458	$(253,486)	$1,936,482
Comprehensive income:
Net income					59,162			59,162
Other comprehensive income						27,104		27,104

Total comprehensive income								86,266

Stock issued, including related tax benefits		22,099	54,879	171,929			2,199	229,007
Stock-based compensation awards				611				611
Preferred stock discount accretion	719				(719)			0
Preferred stock cash dividends					(9,412)			(9,412)
Common stock cash dividends - $0.06 per share					(11,743)			(11,743)

Balance at June 30, 2010	$371,009	198,463	$537,370	$1,430,270	$109,287	$34,562	$(251,287)	$2,231,211

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$70,170	$59,162

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	74,000	80,000
Depreciation and amortization of premises and equipment	10,462	10,261
Net amortization of investment securities premiums	1,999	1,187
Investment securities (gains) losses	(1,950)	1,319
Net decrease (increase) in loans held for sale	36,807	(8,120)
Amortization of intangible assets	2,350	2,655
Stock-based compensation	1,101	611
Decrease in accrued interest receivable	2,454	3,752
Decrease (increase) in other assets	22,955	(256)
Decrease in accrued interest payable	(3,889)	(3,304)
(Decrease) increase in other liabilities	(11,566)	3,236

Total adjustments	134,723	91,341

Net cash provided by operating activities	204,893	150,503

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	416,480	276,691
Proceeds from maturities of securities held to maturity	160	227
Proceeds from maturities of securities available for sale	279,841	388,152
Purchase of securities held to maturity	(14)	(122)
Purchase of securities available for sale	(356,323)	(245,875)
Increase in short-term investments	(91,670)	(417,096)
Net increase in loans	(49)	(28,136)
Net purchases of premises and equipment	(9,623)	(11,357)

Net cash provided by (used in) investing activities	238,802	(37,516)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	229,071	523,628
Net decrease in time deposits	(354,757)	(276,070)
Decrease in short-term borrowings	(127,496)	(410,606)
Additions to long-term debt	0	45,000
Repayments of long-term debt	(93,913)	(220,085)
Net proceeds from issuance of stock	3,076	229,007
Dividends paid	(13,939)	(19,998)

Net cash used in financing activities	(357,958)	(129,124)

Net Increase (Decrease) in Cash and Due From Banks	85,737	(16,137)
Cash and Due From Banks at Beginning of Period	198,954	284,508

Cash and Due From Banks at End of Period	$284,691	$268,371

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$74,310	$103,905
Income taxes	7,469	24,039

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the Corporation) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission (SEC).

NOTE B – Net Income Per Common Share and Other Comprehensive Income

The Corporation’s basic net income per common share is calculated as net income available to common shareholders divided by the weighted average number of common shares outstanding. Net income available to common shareholders is calculated as net income less accrued dividends and discount accretion related to preferred stock.

For diluted net income per common share, net income available to common shareholders is divided by the weighted average number of common shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation’s common stock equivalents consist of outstanding stock options, restricted stock and common stock warrants. As of June 30, 2011, there were no outstanding common stock warrants.

A reconciliation of weighted average common shares outstanding used to calculate basic net income per common share and diluted net income per common share follows.

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
		(in thousands)

Weighted average shares outstanding (basic)	198,772	190,221	198,686	183,236
Effect of dilutive securities	755	606	721	557

Weighted average shares outstanding (diluted)	199,527	190,827	199,407	183,793

For the three and six months ended June 30, 2011, 4.6 million stock options were excluded from the diluted net income per share computation as their effect would have been anti-dilutive. For the three and six months ended June 30, 2010, 4.9 million and 5.2 million stock options, respectively, were excluded from the diluted net income per share computation as their effects would have been anti-dilutive.

The following table presents the components of other comprehensive income:

	Six months ended June 30
	2011	2010
	(in thousands)

Unrealized gain on securities (net of a $9.2 million and $15.2 million tax effect in 2011 and 2010, respectively)	$17,019	$28,277
Non-credit related unrealized gain (loss) on other-than-temporarily impaired debt securities (net of a $392,000 and $1.2 million tax effect in 2011 and 2010, respectively)	729	(2,137)
Unrealized gain on derivative financial instruments (net of a $36,000 tax effect in 2011 and 2010) (1)	68	68
(Accretion)/amortization of net unrecognized pension and postretirement items (net of a $12,000 and $20,000 tax effect in 2011 and 2010, respectively)	(24)	38
Reclassification adjustment for securities (gains) losses included in net income (net of $682,000 tax expense in 2011 and $461,000 tax benefit in 2010)	(1,267)	858

Other comprehensive income	$16,525	$27,104

(1)	Amounts represent the amortization of the effective portions of losses on forward-starting interest rate swaps, designated as cash flow hedges and entered into in prior years in connection with the issuance of fixed-rate debt. The total amount recorded as a reduction to accumulated other comprehensive income upon settlement of these derivatives is being amortized to interest expense over the life of the related securities using the effective interest method. The amount of net losses in accumulated other comprehensive income that will be reclassified into earnings during the next twelve months is expected to be approximately $135,000.

NOTE C – Investment Securities

The following tables present the amortized cost and estimated fair values of investment securities:

Held to Maturity at June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government sponsored agency securities	$6,014	$0	$(7)	$6,007
State and municipal securities	346	0	0	346
Mortgage-backed securities	630	55	0	685

	$6,990	$55	$(7)	$7,038

Available for Sale at June 30, 2011

Equity securities	$126,841	$3,761	$(1,641)	$128,961
U.S. Government securities	1,324	0	0	1,324
U.S. Government sponsored agency securities	4,858	135	(1)	4,992
State and municipal securities	345,942	9,939	(255)	355,626
Corporate debt securities	131,535	5,689	(8,969)	128,255
Collateralized mortgage obligations	968,785	25,370	(173)	993,982
Mortgage-backed securities	753,353	35,163	(744)	787,772
Auction rate securities	267,339	708	(12,905)	255,142

	$2,599,977	$80,765	$(24,688)	$2,656,054

Held to Maturity at December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)

U.S. Government sponsored agency securities	$6,339	$0	$(1)	$6,338
State and municipal securities	346	0	0	346
Mortgage-backed securities	1,066	68	0	1,134

	$7,751	$68	$(1)	$7,818

Available for Sale at December 31, 2010

Equity securities	$133,570	$3,872	$(974)	$136,468
U.S. Government securities	1,649	0	0	1,649
U.S. Government sponsored agency securities	4,888	172	(2)	5,058
State and municipal securities	345,053	6,003	(1,493)	349,563
Corporate debt securities	137,101	3,808	(16,123)	124,786
Collateralized mortgage obligations	1,085,613	23,457	(5,012)	1,104,058
Mortgage-backed securities	843,446	31,080	(3,054)	871,472
Auction rate securities	271,645	892	(11,858)	260,679

	$2,822,965	$69,284	$(38,516)	$2,853,733

Available for sale equity securities include restricted investment securities issued by the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank totaling $88.6 million and $96.4 million as of June 30, 2011 and December 31, 2010, respectively.

The amortized cost and estimated fair values of debt securities as of June 30, 2011, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)

Due in one year or less	$6,181	$6,174	$80,963	$81,194
Due from one year to five years	179	179	49,609	51,521
Due from five years to ten years	0	0	136,802	143,210
Due after ten years	0	0	483,624	469,414

	6,360	6,353	750,998	745,339
Collateralized mortgage obligations	0	0	968,785	993,982
Mortgage-backed securities	630	685	753,353	787,772

	$6,990	$7,038	$2,473,136	$2,527,093

The following table presents information related to the Corporation’s gains and losses on the sales of equity and debt securities, and losses recognized for the other-than-temporary impairment of investments:

	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net Gains (Losses)
	(in thousands)
Three months ended June 30, 2011:
Equity securities	$43	$0	$(34)	$9
Debt securities	16	(1)	(359)	(344)

Total	$59	$(1)	$(393)	$(335)

Three months ended June 30, 2010:
Equity securities	$14	$0	$(509)	$(495)
Debt securities	4,401	(13)	(2,989)	1,399

Total	$4,415	$(13)	$(3,498)	$904

Six months ended June 30, 2011:
Equity securities	$48	$0	$(331)	$(283)
Debt securities	3,605	(19)	(1,353)	2,233

Total	$3,653	$(19)	$(1,684)	$1,950

Six months ended June 30, 2010:
Equity securities	$850	$0	$(1,333)	$(483)
Debt securities	6,324	(18)	(7,142)	(836)

Total	$7,174	$(18)	$(8,475)	$(1,319)

The other-than-temporary impairment charges for equity securities during the three and six months ended June 30, 2011 and 2010, respectively, were for investments in stocks of financial institutions. Other-than-temporary impairment charges related to financial institution stocks were due to the severity and duration of the declines in fair values of certain bank stock holdings, in conjunction with management’s assessment of the near-term prospects of each specific issuer. As of June 30, 2011, after other-than-temporary impairment charges, the financial institutions stock portfolio had a cost basis of $31.2 million and a fair value of $33.3 million.

The credit related other-than-temporary impairment charges for debt securities during the three and six months ended June 30, 2011 and 2010, were for investments in pooled trust preferred securities issued by financial institutions. Other-than-temporary impairment charges related to pooled trust preferred securities were determined based on an expected cash flows model.

The following table presents a summary of the cumulative credit related other-than-temporary impairment charges, recognized as components of earnings, for pooled trust preferred securities still held by the Corporation:

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
	(in thousands)
Balance of cumulative credit losses on pooled trust preferred securities, beginning of period	$(28,517)	$(19,765)	$(27,560)	$(15,612)
Additions for credit losses recorded which were not previously recognized as components of earnings	(359)	(2,989)	(1,353)	(7,142)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	0	0	37	0

Balance of cumulative credit losses on pooled trust preferred securities, end of period	$(28,876)	$(22,754)	$(28,876)	$(22,754)

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)

U.S. Government sponsored agency securities	$5,377	$(7)	$187	$(1)	$5,564	$(8)
State and municipal securities	31,090	(254)	401	(1)	31,491	(255)
Corporate debt securities	4,900	(105)	46,505	(8,864)	51,405	(8,969)
Collateralized mortgage obligations	102,430	(173)	0	0	102,430	(173)
Mortgage-backed securities	66,829	(744)	0	0	66,829	(744)
Auction rate securities	56,746	(1,550)	175,166	(11,355)	231,912	(12,905)

Total debt securities	267,372	(2,833)	222,259	(20,221)	489,631	(23,054)
Equity securities	11,584	(1,138)	1,690	(503)	13,274	(1,641)

	$278,956	$(3,971)	$223,949	$(20,724)	$502,905	$(24,695)

For its investments in equity securities, most notably its investments in stocks of financial institutions, management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider those investments with unrealized holding losses as of June 30, 2011 to be other-than-temporarily impaired.

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

As of June 30, 2011, approximately $205 million, or 80%, of the ARCs were rated above investment grade, with approximately $156 million, or 61%, AAA rated. Approximately $50 million, or 20%, of ARCs were rated below investment grade by at least one ratings agency or not rated. Of this amount, approximately $29 million, or 59%, of the student loans underlying the ARCs have principal payments which are guaranteed by the Federal government. In total, approximately $225 million, or 89%, of the student loans underlying the ARCs have principal payments which are guaranteed by the Federal government. As of June 30, 2011, all ARCs were current and making scheduled interest payments. Because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation does not consider these investments to be other-than-temporarily impaired as of June 30, 2011.

The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the decline in market value of these securities is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation does not consider these investments to be other-than-temporarily impaired as of June 30, 2011.

The following table presents the amortized cost and estimated fair values of corporate debt securities:

	June 30, 2011		December 31, 2010
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)

Single-issuer trust preferred securities	$87,338	$82,785	$91,257	$81,789
Subordinated debt	35,051	37,527	34,995	35,915
Pooled trust preferred securities	6,636	5,433	8,295	4,528

Corporate debt securities issued by financial institutions	129,025	125,745	134,547	122,232
Other corporate debt securities	2,510	2,510	2,554	2,554

Available for sale corporate debt securities	$131,535	$128,255	$137,101	$124,786

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $4.6 million at June 30, 2011. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities during the three or six months ended June 30, 2011 or 2010, respectively. The Corporation held 13 single-issuer trust preferred securities that were rated below investment grade by at least one ratings agency, with an amortized cost of $40.1 million and an estimated fair value of $39.8 million at June 30, 2011. The majority of the single-issuer trust preferred securities rated below investment grade were rated BB or Baa. Single-issuer trust preferred securities with an amortized cost of $11.8 million and an estimated fair value of $10.3 million at June 30, 2011 were not rated by any ratings agency.

The Corporation holds ten pooled trust preferred securities. As of June 30, 2011, nine of these securities, with an amortized cost of $6.0 million and an estimated fair value of $4.9 million, were rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. For each of the nine pooled trust preferred securities rated below investment grade, the class of securities held by the Corporation is below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool. The Corporation determines the fair value of pooled trust preferred securities based on quotes provided by third-party brokers.

The amortized cost of pooled trust preferred securities is the purchase price of the securities, net of cumulative credit related other-than-temporary impairment charges, determined using an expected cash flows model. The most significant input to the expected cash flows model was the expected payment deferral rate for each pooled trust preferred security. The Corporation evaluates the financial metrics, such as capital ratios and non-performing asset ratios, of the individual financial institution issuers that comprise each pooled trust preferred security to estimate its expected deferral rate. The actual weighted average cumulative defaults and deferrals as a percentage of original collateral were approximately 38% as of June 30, 2011. The discounted cash flow modeling for pooled trust preferred securities held by the Corporation as of June 30, 2011 assumed, on average, an additional 19% expected deferral rate.

Based on management’s evaluations, corporate debt securities with a fair value of $128.3 million were not subject to any additional other-than-temporary impairment charges as of June 30, 2011. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be maturity.

NOTE D – Loans and Allowance for Credit Losses

Loans, Net of Unearned Income

Loans, net of unearned income are summarized as follows:

	June 30, 2011	December 31, 2010
	(in thousands)

Real-estate – commercial mortgage	$4,443,025	$4,375,980
Commercial – industrial, financial and agricultural	3,678,858	3,704,384
Real-estate – home equity	1,626,545	1,641,777
Real-estate – residential mortgage	1,023,646	995,990
Real-estate – construction	681,588	801,185
Consumer	330,965	350,161
Leasing and other	58,591	61,017
Overdrafts	15,657	10,011

	11,858,875	11,940,505
Unearned income	(6,384)	(7,198)

	$11,852,491	$11,933,307

Allowance for Credit Losses

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

The Corporation’s established methodology for evaluating the adequacy of the allowance for loan losses considers both components of the allowance: (1) specific allowances allocated to loans evaluated individually for impairment under the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Section 310-10-35, and (2) allowances calculated for pools of loans evaluated collectively for impairment under FASB ASC Subtopic 450-20.

Effective April 1, 2011, the Corporation revised and enhanced its allowance for credit loss methodology. The significant revisions to the methodology were as follows:

•

Change in the identification of loans evaluated individually for impairment. – The population of loans evaluated individually for impairment was revised to include only loans on non-accrual status and impaired troubled debt restructurings (Impaired TDRs). Impaired TDRs represent TDRs that: (1) were modified via a change in the interest rate that, at the time of restructuring, was favorable in comparison to rates offered for loans with similar risk characteristics; or (2) were 90 days or more past due according to their modified terms; or (3) were modified in the current year.

Under the Corporation’s prior methodology, loans evaluated individually for impairment included accruing and non-accrual commercial loans, commercial mortgages and construction loans with risk ratings of substandard or worse and Impaired TDRs.

As of April 1, 2011, the balance of loans evaluated individually for impairment decreased from $525.6 million under the Corporation’s prior methodology to $335.6 million under the new methodology. The allowance allocations for loans evaluated individually for impairment decreased from $106.0 million under the Corporation’s prior methodology to $88.0 million under the new methodology.

•

Quarterly evaluations of impaired loans – Due to the reduction in loans evaluated individually for impairment noted above, all loans evaluated individually for impairment are now measured for losses on a quarterly basis. Measurement may be more frequent basis if there is a significant change in the amount or timing of an impaired loan’s expected future cash flows, if actual cash flows are significantly different from the cash flows previously projected, or if the fair value of an impaired loan’s collateral significantly changes. In addition, the Corporation implemented a new appraisal policy which requires that impaired loans secured predominately by real estate have updated certified third-party appraisals, generally every 12 months.

Under the Corporation’s prior methodology, impaired loans were individually evaluated for impairment every 12 months or, if necessary, on a more frequent basis based on significant changes in expected future cash flows or significant changes collateral values. For impaired loans secured predominately by real estate, decisions regarding whether an updated certified appraisal was necessary were made on a loan-by-loan basis.

As of June 30, 2011, approximately 85% of impaired loans with principal balances greater than $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using certified third-party appraisals that had been updated within the preceding 12 months. In comparison, as of March 31, 2011 and December 31, 2010, approximately 57% and 52%, respectively, of impaired loans with principal balances greater than $1 million, whose primary collateral is real estate, were measured at estimated fair value using certified third-party appraisals that had been updated within the preceding 12 months.

•

Change in the determination of allocation needs on loans evaluated collectively for impairment. – Under its new methodology, the Corporation revised and further disaggregated its pools of loans evaluated collectively for impairment. Similar to the prior methodology, pools are segmented by general loan types, and further segmented by collateral types, where appropriate. However, under the new methodology, pools are further disaggregated by internal credit risk ratings for commercial loans, commercial mortgages and construction loans and by delinquency status for residential mortgages, consumer loans and all other loan types.

Allowance allocations for each pool are determined through a regression analysis based on historical losses for the most recent four years. The analysis computes loss rates based on a probability of default (PD) and loss given default (LGD). While the previous methodology utilized the same historical loss period, allowance allocations were computed based on weighted average charge-off rates as opposed to the use of a regression analysis, which computes PDs and LGDs based on historical losses as loans migrate through the various risk rating or delinquency categories.

Under both the current and previous methodologies, loss rates are adjusted to consider qualitative factors such as economic conditions and trends, among others. However, under its new methodology, the Corporation applies a more detailed analysis of qualitative factors that are formally assessed on a quarterly basis by a committee comprised of lending and credit administration personnel.

As of April 1, 2011, total allocations on $11.5 billion of loans evaluated collectively for impairment under the new methodology were $182.2 million. In comparison, under the Corporation’s previous methodology, total allocations on $11.3 billion of loans evaluated collectively for impairment were $164.2 million.

The Corporation’s conclusion as of March 31, 2011 that its total allowance for credit losses of $271.2 million was sufficient to cover losses inherent in the loan portfolio did not change as a result of its new allowance for credit loss methodology. As noted above, the change in methodology expanded the number of loans evaluated collectively for impairment and reduced the number of loans evaluated individually for impairment. In addition, the change in methodology resulted in shifts in allocations by loan type, as detailed within the tabular information below.

Effective December 31, 2010, the Corporation adopted the provisions of the Financial Accounting Standards FASB ASC Update 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASC Update 2010-20), for period end disclosures related to the credit quality of loans. In 2011, the Corporation adopted certain additional disclosure requirements of ASC Update 2010-20 related to credit quality activity during a reporting period, or for the three and six months ended June 30, 2011.

The development of the Corporation’s allowance for loan losses is based first on a segmentation of its loan portfolio by general loan type, or “portfolio segments,” as presented in the table under the heading, “Loans, Net of Unearned Income,” above. Certain portfolio segments are further disaggregated and evaluated collectively for impairment based on “class segments,” which are largely based on the type of collateral underlying each loan. For commercial loans, class segments include loans secured by collateral and unsecured loans. Construction loan class segments include loans secured by commercial real estate and loans secured by residential real estate. Consumer loan class segments are based on collateral types and include direct consumer installment loans and indirect automobile loans.

The following table presents the components of the allowance for credit losses:

	June 30, 2011	December 31, 2010
	(in thousands)

Allowance for loan losses	$266,683	$274,271
Reserve for unfunded lending commitments	1,950	1,227

Allowance for credit losses	$268,633	$275,498

The following table presents the activity in the allowance for credit losses for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)

Balance at beginning of period	$271,156	$269,254	$275,498	$257,553
Loans charged off	(40,675)	(31,532)	(86,204)	(61,524)
Recoveries of loans previously charged off	2,152	2,655	5,339	4,348

Net loans charged off	(38,523)	(28,877)	(80,865)	(57,176)
Provision for credit losses	36,000	40,000	74,000	80,000

Balance at end of period	$268,633	$280,377	$268,633	$280,377

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2011:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and Overdrafts	Unallocated	Total
	(in thousands)

Three months ended June 30, 2011
Balance at April 1, 2011	$48,558	$100,180	$5,656	$19,575	$55,491	$4,736	$2,576	$33,500	$270,272

Loans charged off	(7,074)	(15,406)	(1,650)	(7,707)	(7,468)	(681)	(689)	0	(40,675)
Recoveries of loans previously charged off	191	1,003	2	190	79	433	254	0	2,152

Net loans charged off	(6,883)	(14,403)	(1,648)	(7,517)	(7,389)	(248)	(435)	0	(38,523)

Provision for loan losses	9,040	10,224	1,862	11,958	7,239	343	590	(6,322)	34,934
Impact of change in allowance methodology	22,883	(13,388)	3,690	7,896	(24,771)	(3,076)	(944)	7,710	0

Provision for loan losses, including impact of change in allowance methodology (1)	31,923	(3,164)	5,552	19,854	(17,532)	(2,733)	(354)	1,388	34,934

Balance at June 30, 2011	$73,598	$82,613	$9,560	$31,912	$30,570	$1,755	$1,787	$34,888	$266,683

Six months ended June 30, 2011
Balance at January 1, 2011	$40,831	$101,436	$6,454	$17,425	$58,117	$4,669	$3,840	$41,499	$274,271

Loans charged off	(17,121)	(28,742)	(3,118)	(12,703)	(21,362)	(1,972)	(1,186)	0	(86,204)
Recoveries of loans previously charged off	1,726	1,394	3	234	642	742	598	0	5,339

Net loans charged off	(15,395)	(27,348)	(3,115)	(12,469)	(20,720)	(1,230)	(588)	0	(80,865)

Provision for loan losses	25,279	21,913	2,531	19,060	17,944	1,392	(521)	(14,321)	73,277
Impact of change in allowance methodology	22,883	(13,388)	3,690	7,896	(24,771)	(3,076)	(944)	7,710	0

Provision for loan losses, including impact of change in allowance methodology (1)	48,162	8,525	6,221	26,956	(6,827)	(1,684)	(1,465)	(6,611)	73,277

Balance at June 30, 2011	$73,598	$82,613	$9,560	$31,912	$30,570	$1,755	$1,787	$34,888	$266,683

(1)	Provision for loan losses is net of a $1.1 million and $723,000 increase in provision applied to unfunded commitments for the three and six months ended June 30, 2011, respectively. The total provision for credit losses, comprised of allocations for both funded and unfunded loans, was $36.0 million and $74.0 million for the three and six months ended June 30, 2011, respectively.

The following tables present loans, net of unearned income and their related allowance for loan losses, by portfolio segment, as of June 30, 2011 and December 31, 2010:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and Overdrafts	Unallocated (1)	Total
	(in thousands)

Allowance for loan losses at June 30, 2011:
Evaluated collectively for impairment under FASB ASC Subtopic 450-20	$44,600	$53,373	$9,560	$5,953	$18,794	$1,597	$1,727	$34,888	$170,492
Evaluated individually for impairment under FASB ASC Section 310-10-35	28,998	29,240	0	25,959	11,776	158	60	N/A	96,191

	$73,598	$82,613	$9,560	$31,912	$30,570	$1,755	$1,787	$34,888	$266,683

Loans, net of unearned income at June 30, 2011:
Evaluated collectively for impairment under FASB ASC Subtopic 450-20	$4,329,750	$3,587,702	$1,626,545	$955,863	$623,734	$330,754	$67,773	N/A	$11,522,121
Evaluated individually for impairment under FASB ASC Section 310-10-35	113,275	91,156	0	67,783	57,854	211	91	N/A	330,370

Total	$4,443,025	$3,678,858	$1,626,545	$1,023,646	$681,588	$330,965	$67,864	N/A	$11,852,491

Allowance for loan losses at December 31, 2010:
Evaluated collectively for impairment under FASB ASC Subtopic 450-20	$22,836	$32,323	$6,454	$11,475	$35,247	$4,669	$3,840	$41,499	$158,343
Evaluated individually for impairment under FASB ASC Section 310-10-35	17,995	69,113	0	5,950	22,870	0	0	N/A	115,928

	$40,831	$101,436	$6,454	$17,425	$58,117	$4,669	$3,840	$41,499	$274,271

Loans, net of unearned income at December 31, 2010:
Evaluated collectively for impairment under FASB ASC Subtopic 450-20	$4,217,660	$3,469,775	$1,641,777	$956,260	$660,238	$350,161	$63,830	N/A	$11,359,701
Evaluated individually for impairment under FASB ASC Section 310-10-35	158,320	234,609	0	39,730	140,947	0	0	N/A	573,606

Total	$4,375,980	$3,704,384	$1,641,777	$995,990	$801,185	$350,161	$63,830	N/A	$11,933,307

(1)	The Corporation’s unallocated allowance, which was approximately 13% and 15% as of June 30, 2011 and December 31, 2010, respectively, was reasonable and appropriate as the estimates used in the allocation process are inherently imprecise.

N/A – Not applicable

Impaired Loans

A loan is considered to be impaired if the Corporation believes it is probable that all amounts will not be collected according to the contractual terms of the loan agreement.

An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. Impaired loans with balances greater than $1.0 million are evaluated individually for impairment. As of June 30, 2011 and December 31, 2010, substantially all of the Corporation’s individually evaluated impaired loans were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate in the case of impaired commercial mortgages, construction loans and residential mortgages, or business assets, such as accounts receivable or inventory, in the case of commercial loans. Commercial loans may also be secured by real property.

Impaired loans with balances less than $1.0 million are measured collectively based on a statistical model which applies PDs and LGDs based on historical losses as loans migrate through the various risk rating or delinquency categories.

The following table presents total impaired loans by class segment:

	June 30, 2011			Three months ended June 30, 2011		Six months ended June 30, 2011		December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$49,335	$41,764	N/A	$41,139	$87	$45,510	$490	$68,583	$54,251	N/A
Commercial - secured	37,660	35,613	N/A	32,313	15	30,790	161	38,366	27,745	N/A
Commercial - unsecured	0	0	N/A	0	0	196	3	710	587	N/A
Real estate - residential mortgage (2)	0	0	N/A	0	0	7,071	43	21,598	21,212	N/A
Construction - commercial residential	33,882	17,439	N/A	20,322	6	24,333	184	69,624	32,354	N/A
Construction - commercial	5,605	3,486	N/A	3,601	1	3,109	21	5,637	2,125	N/A

	126,482	98,302		97,375	109	111,009	902	204,518	138,274

With a related allowance recorded:
Real estate - commercial mortgage	92,006	71,511	$28,998	70,441	150	81,650	989	111,190	104,069	$17,995
Commercial - secured	63,700	52,623	26,752	47,747	22	97,723	1,199	202,824	197,674	64,922
Commercial - unsecured	3,102	2,920	2,488	3,193	2	4,996	33	8,681	8,603	4,191
Real estate - residential mortgage (2)	67,783	67,783	25,959	71,807	487	54,044	577	18,518	18,518	5,950
Construction - commercial residential	61,888	34,513	10,530	40,219	13	61,421	448	110,465	103,826	22,155
Construction - commercial	303	303	158	313	0	1,089	17	2,642	2,642	715
Construction - other	2,113	2,113	1,088	1,687	0	1,124	0	0	0	0
Consumer - direct	211	211	158	150	2	100	2	0	0	0
Leasing and other and overdrafts	91	91	60	77	0	51	0	0	0	0

	291,197	232,068	96,191	235,634	676	302,198	3,265	454,320	435,332	115,928

Total	$417,679	$330,370	$96,191	$333,009	$785	$413,207	$4,167	$658,838	$573,606	$115,928

(1)	Effective April 1, 2011, all impaired loans, excluding certain accruing Impaired TDRs, were non-accrual loans. Interest income recognized for the three months ended June 30, 2011 represents amounts earned on accruing TDRs.
(2)	Impaired residential mortgages include accruing TDRs that were modified in the current calendar year and/or not performing according to their modified terms.

N/A – Not applicable.

As of June 30, 2011 and December 31, 2010, there were $98.3 million and $138.3 million, respectively, of impaired loans that did not have a related allowance for loan loss. The estimated fair values of the collateral for these loans exceeded the carrying amount of the loans and, accordingly, no specific valuation allowance was considered to be necessary.

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

Credit Quality Indicators and Non-performing Assets

The following table presents a summary of delinquency and non-performing status by portfolio segment and class segment:

	June 30, 2011
	Performing	Delinquent (1)	Non- performing (2)	Total
	(in thousands)
Real estate - commercial mortgage	$4,314,764	$25,537	$102,724	$4,443,025

Commercial - secured	3,333,421	18,699	91,640	3,443,760
Commercial -unsecured	230,570	1,313	3,215	235,098

Total Commercial - industrial, financial and agricultural	3,563,991	20,012	94,855	3,678,858

Real estate - home equity	1,605,004	12,101	9,440	1,626,545

Real estate - residential mortgage	945,952	34,494	43,200	1,023,646

Construction - commercial residential	348,197	2,022	52,413	402,632
Construction - commercial	223,510	8	3,789	227,307
Construction - other	47,305	2,165	2,179	51,649

Total Real estate - construction	619,012	4,195	58,381	681,588

Consumer - direct	37,161	496	77	37,734
Consumer - indirect	158,988	1,798	89	160,875
Consumer - other	128,220	2,212	1,924	132,356

Total Consumer	324,369	4,506	2,090	330,965

Leasing and other and overdrafts	67,344	368	152	67,864

	$11,440,436	$101,213	$310,842	$11,852,491

	December 31, 2010
Real estate - commercial mortgage	$4,257,871	$24,389	$93,720	$4,375,980

Commercial - secured	3,373,651	12,111	85,536	3,471,298
Commercial -unsecured	229,985	1,182	1,919	233,086

Total Commercial - industrial, financial and agricultural	3,603,636	13,293	87,455	3,704,384

Real estate - home equity	1,619,684	11,905	10,188	1,641,777

Real estate - residential mortgage	909,247	36,331	50,412	995,990

Construction - commercial residential	409,190	7,273	76,436	492,899
Construction - commercial	239,150	0	5,287	244,437
Construction - other	60,956	0	2,893	63,849

Total Real estate - construction	709,296	7,273	84,616	801,185

Consumer - direct	45,942	935	212	47,089
Consumer - indirect	166,531	2,275	290	169,096
Consumer - other	129,911	2,413	1,652	133,976

Total Consumer	342,384	5,623	2,154	350,161

Leasing and other and overdrafts	63,087	516	227	63,830

	$11,505,205	$99,330	$328,772	$11,933,307

(1)	Includes all accruing loans 30 days to 89 days past due.
(2)	Includes all accruing loans 90 days or more past due and all non-accrual loans.

The following table presents non-performing assets:

	June 30, 2011	December 31, 2010
	(in thousands)

Non-accrual loans	$274,973	$280,688
Accruing loans greater than 90 days past due	35,869	48,084

Total non-performing loans	310,842	328,772
Other real estate owned (OREO)	37,493	32,959

Total non-performing assets	$348,335	$361,731

The following table presents TDRs, by loan type:

	June 30, 2011	December 31, 2010
	(in thousands)

Real-estate – residential mortgage	$37,006	$37,826
Real-estate – commercial mortgage	30,735	18,778
Real-estate – construction	5,589	5,440
Commercial – industrial, financial and agricultural	3,055	5,502
Consumer and home equity	258	263

Total accruing TDRs	76,643	67,809
Non-accrual TDRs (1)	44,659	51,175

Total TDRs	$121,302	$118,984

(1)	Included within non-accrual loans in table detailing non-performing assets above.

As of June 30, 2011 and December 31, 2010, there were $1.8 million and $1.6 million, respectively, of commitments to lend additional funds to borrowers whose loans were modified under TDRs.

The following table presents past due status and non-accrual loans by portfolio segment and class segment:

	June 30, 2011
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)

Real estate - commercial mortgage	$20,376	$5,161	$5,578	$97,146	$102,724	$128,261	$4,314,764	$4,443,025

Commercial - secured	13,077	5,622	5,892	85,748	91,640	110,339	3,333,421	3,443,760
Commercial - unsecured	823	490	295	2,920	3,215	4,528	230,570	235,098

Total Commercial - industrial, financial and agricultural	13,900	6,112	6,187	88,668	94,855	114,867	3,563,991	3,678,858

Real estate - home equity	10,112	1,989	9,241	199	9,440	21,541	1,605,004	1,626,545

Real estate - residential mortgage	24,031	10,463	12,197	31,003	43,200	77,694	945,952	1,023,646

Construction - commercial residential	1,569	453	461	51,952	52,413	54,435	348,197	402,632
Construction - commercial	8	0	0	3,789	3,789	3,797	223,510	227,307
Construction - other	2,165	0	66	2,113	2,179	4,344	47,305	51,649

Total Real estate - construction	3,742	453	527	57,854	58,381	62,576	619,012	681,588

Consumer - direct	343	153	65	12	77	573	37,161	37,734
Consumer - indirect	1,489	309	89	0	89	1,887	158,988	160,875
Consumer - other	1,226	986	1,924	0	1,924	4,136	128,220	132,356

Total Consumer	3,058	1,448	2,078	12	2,090	6,596	324,369	330,965

Leasing and other and overdrafts	339	29	61	91	152	520	67,344	67,864

	$75,558	$25,655	$35,869	$274,973	$310,842	$412,055	$11,440,436	$11,852,491

	December 31, 2010
Real estate - commercial mortgage	$15,898	$8,491	$6,744	$86,976	$93,720	$118,109	$4,257,871	$4,375,980

Commercial - secured	5,274	6,837	13,374	72,162	85,536	97,647	3,373,651	3,471,298
Commercial - unsecured	629	553	731	1,188	1,919	3,101	229,985	233,086

Total Commercial - industrial, financial and agricultural	5,903	7,390	14,105	73,350	87,455	100,748	3,603,636	3,704,384

Real estate - home equity	8,138	3,767	10,024	164	10,188	22,093	1,619,684	1,641,777

Real estate - residential mortgage	24,237	12,094	13,346	37,066	50,412	86,743	909,247	995,990

Construction - commercial residential	3,872	3,401	884	75,552	76,436	83,709	409,190	492,899
Construction - commercial	0	0	195	5,092	5,287	5,287	239,150	244,437
Construction - other	0	0	491	2,402	2,893	2,893	60,956	63,849

Total Real estate - construction	3,872	3,401	1,570	83,046	84,616	91,889	709,296	801,185

Consumer - direct	707	228	212	0	212	1,147	45,942	47,089
Consumer - indirect	1,916	359	290	0	290	2,565	166,531	169,096
Consumer - other	1,751	662	1,638	14	1,652	4,065	129,911	133,976

Total Consumer	4,374	1,249	2,140	14	2,154	7,777	342,384	350,161

Leasing and other and overdrafts	473	43	155	72	227	743	63,087	63,830

	$62,895	$36,435	$48,084	$280,688	$328,772	$428,102	$11,505,205	$11,933,307

NOTE E – Mortgage Servicing Rights

The following table summarizes the changes in mortgage servicing rights (MSRs), which are included in other assets on the consolidated balance sheets:

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
	(in thousands)

Amortized cost:
Balance at beginning of period	$32,060	$24,517	$30,700	$23,499
Originations of mortgage servicing rights	2,010	1,756	4,668	3,672
Amortization expense	(1,261)	(946)	(2,559)	(1,844)

Balance at end of period	$32,809	$25,327	$32,809	$25,327

Valuation allowance:
Balance at beginning of period	$(1,550)	$(1,000)	$(1,550)	$(1,000)
Additions	0	0	0	0

Balance at end of period	$(1,550)	$(1,000)	$(1,550)	$(1,000)

Net MSRs at end of period	$31,259	$24,327	$31,259	$24,327

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

The Corporation determined that the estimated fair value of MSRs was equal to their book value, net of the valuation allowance, at June 30, 2011. Therefore, no adjustment to the valuation allowance was necessary as of June 30, 2011.

NOTE F – Stock-Based Compensation

The fair value of equity awards granted to employees is recognized as compensation expense over the period during which employees are required to provide service in exchange for such awards. The Corporation grants equity awards to employees, consisting of stock options and restricted stock, under its 2004 Stock Option and Compensation Plan (Employee Option Plan). In addition, employees may purchase stock under the Corporation’s Employee Stock Purchase Plan.

The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
	(in thousands)

Stock-based compensation expense	$554	$318	$1,101	$611
Tax benefit	(119)	(66)	(255)	(128)

Stock-based compensation expense, net of tax	$435	$252	$846	$483

Stock option exercise prices are equal to the fair value of the Corporation’s stock on the date of grant, and carry terms of up to ten years. Restricted stock fair values are equal to the average trading price of the Corporation’s stock on the date of grant. Restricted stock awards earn dividends during the vesting period, which are forfeitable if the awards do not vest. Stock options and restricted stock are typically granted annually on July 1st and become fully vested over or after a three-year vesting period. Certain events, as defined in the Employee Option Plan, result in the acceleration of the vesting of both stock options and restricted stock. As of June 30, 2011, the Employee Option Plan had 13.0 million shares reserved for future grants through 2013. On July 1, 2011, the Corporation granted approximately 616,000 stock options and 267,000 shares of restricted stock under its Employee Option Plan.

On July 1, 2011, the Corporation also granted approximately 11,000 shares of restricted stock to non-employee directors of the holding company under its 2011 Directors’ Equity Participation Plan (Directors’ Plan) that become fully vested after one year. Under the Directors’ Plan, the Corporation can grant equity awards to non-employee holding company and affiliate directors in the form of stock options, restricted stock or common stock. As of June 30, 2011, the Directors’ Plan had 500,000 shares reserved for future grants through 2021.

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

The net periodic benefit cost for the Corporation’s Pension Plan and Postretirement Plan, as determined by consulting actuaries, consisted of the following components for the three and six months ended June 30:

	Pension Plan
	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
	(in thousands)

Service cost (1)	$15	$26	$30	$52
Interest cost	853	842	1,706	1,684
Expected return on plan assets	(837)	(802)	(1,674)	(1,604)
Net amortization and deferral	72	119	144	238

Net periodic benefit cost	$103	$185	$206	$370

(1)	The Pension Plan service cost recorded for the three and six months ended June 30, 2011 and 2010, respectively, was related to administrative costs associated with the plan and not due to the accrual of additional participant benefits.

	Postretirement Plan
	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
	(in thousands)

Service cost	$50	$48	$101	$98
Interest cost	107	110	214	220
Expected return on plan assets	(1)	(1)	(2)	(2)
Net accretion and deferral	(91)	(91)	(182)	(182)

Net periodic benefit cost	$65	$66	$131	$134

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments recorded on the consolidated balance sheets, none of which have been designated as hedging instruments:

	June 30, 2011		December 31, 2010
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers:
Positive fair values	$163,795	$2,041	$140,682	$777
Negative fair values	3,736	(22)	50,527	(760)

Net Interest Rate Locks with Customers		2,019		17

Forward Commitments:
Positive fair values	49,369	131	558,861	8,479
Negative fair values	118,459	(975)	0	0

Net Forward Commitments		(844)		8,479

		$1,175		$8,496

The following table presents a summary of the fair value gains and losses on derivative financial instruments for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
	(in thousands)

Interest rate locks with customers (1)	$82	$1,499	$2,002	$2,521
Forward commitments (1)	(38)	(4,878)	(9,323)	(6,176)

	$44	$(3,379)	$(7,321)	$(3,655)

(1)	Fair value gains and losses recorded as components of mortgage banking income on the consolidated statements of income.

Fair value gains and losses represent the changes in the fair values of derivative financial instruments during the period and are recognized on the consolidated statements of income as components of mortgage banking income. The other components of mortgage banking income are gains and losses on sales of mortgage loans, fair value adjustments on mortgage loans held for sale, gains and losses on the settlement of forward commitments, and net servicing income. Total mortgage banking income was $6.0 million and $11.5 million for the three and six months ended June 30, 2011, respectively. Total mortgage banking income was $3.9 million and $8.0 million for the three and six months ended June 30, 2010, respectively.

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

The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	June 30, 2011	December 31, 2010
	(in thousands)

Commitments to extend credit	$3,847,362	$3,780,824
Standby letters of credit	463,922	489,097
Commercial letters of credit	26,177	31,388

The Corporation records a reserve for unfunded lending commitments, which represents management’s estimate of losses associated with unused commitments to extend credit. See Note D, “Loans and Allowance for Credit Losses” for additional details.

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

As of June 30, 2011, the reserve for losses on the potential repurchase of loans was $1.4 million. As of December 31, 2010, the reserve for losses on the potential repurchase of loans was $3.3 million.

Management believes that the reserves recorded as of June 30, 2011 are adequate for the known potential repurchases. However, continued declines in collateral values or the identification of additional loans to be repurchased could necessitate additional reserves in the future.

Other Contingencies

The Corporation and its subsidiaries are involved in various legal proceedings in the ordinary course of the business of the Corporation. The Corporation periodically evaluates the possible impact of pending litigation matters based on, among other factors, the advice of counsel, available insurance coverage and recorded liabilities and reserves for probable legal liabilities and costs. As of the date of this report, the Corporation believes that any liabilities, individually or in the aggregate, which may result from the final outcomes of pending proceedings are not expected to have a material adverse effect on the financial position, the operating results and/or the liquidity of the Corporation. However, litigation is often unpredictable and the actual results of litigation cannot be determined with certainty and, therefore, the ultimate resolution of any matter and the possible range of liabilities associated with potential outcomes may need to be reevaluated in the future.

NOTE J – Fair Value Option

FASB ASC Subtopic 825-10 permits entities to measure many financial instruments and certain other items at fair value and requires certain disclosures for amounts for which the fair value option is applied. The Corporation has elected to measure mortgage loans held for sale at fair value to more accurately reflect the financial performance of its mortgage banking activities in its consolidated financial statements. Derivative financial instruments related to these activities are also recorded at fair value, as noted within Note H, “Derivative Financial Instruments.” The Corporation determines fair value for its mortgage loans held for sale based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. Changes in fair value during the period are recorded as components of mortgage banking income on the consolidated statements of income. Interest income earned on mortgage loans held for sale is recorded within interest income on the consolidated statements of income.

The following table presents a summary of the Corporation’s mortgage loans held for sale:

	June 30, 2011	December 31, 2010
	(in thousands)

Cost	$46,028	$84,604
Fair value	47,133	83,940

During the three and six months ended June 30, 2011, the Corporation recorded gains related to changes in fair values of mortgage loans held for sale of $533,000 and $1.8 million, respectively. During the three and six months ended June 30, 2010, the Corporation recorded gains related to changes in fair values of mortgage loans held for sale of $2.0 million and $2.4 million, respectively.

NOTE K – Fair Value Measurements

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

Items Measured at Fair Value on a Recurring Basis

The Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets were as follows:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)

Mortgage loans held for sale	$0	$47,133	$0	$47,133
Available for sale investment securities:
Equity securities	40,326	0	0	40,326
U.S. Government securities	0	1,324	0	1,324
U.S. Government sponsored agency securities	0	4,992	0	4,992
State and municipal securities	0	355,626	0	355,626
Corporate debt securities	0	115,003	13,252	128,255
Collateralized mortgage obligations	0	993,982	0	993,982
Mortgage-backed securities	0	787,772	0	787,772
Auction rate securities	0	0	255,142	255,142

Total available for sale investments	40,326	2,258,699	268,394	2,567,419
Other financial assets	13,970	2,172	0	16,142

Total assets	$54,296	$2,308,004	$268,394	$2,630,694

Other financial liabilities	$13,970	$997	$0	$14,967

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)

Mortgage loans held for sale	$0	$83,940	$0	$83,940
Available for sale investment securities:
Equity securities	40,070	0	0	40,070
U.S. Government securities	0	1,649	0	1,649
U.S. Government sponsored agency securities	0	5,058	0	5,058
State and municipal securities	0	349,563	0	349,563
Corporate debt securities	0	111,675	13,111	124,786
Collateralized mortgage obligations	0	1,104,058	0	1,104,058
Mortgage-backed securities	0	871,472	0	871,472
Auction rate securities	0	0	260,679	260,679

Total available for sale investments	40,070	2,443,475	273,790	2,757,335
Other financial assets	13,582	9,256	0	22,838

Total assets	$53,652	$2,536,671	$273,790	$2,864,113

Other financial liabilities	$13,582	$760	$0	$14,342

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•

Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of June 30, 2011 and December 31, 2010 were measured as the price that secondary market investors were offering for loans with similar characteristics.

•	Available for sale investment securities – Included within this asset category are both equity and debt securities:

•

Equity securities – Equity securities consist of stocks of financial institutions ($33.3 million at June 30, 2011 and $33.1 million at December 31, 2010) and other equity investments ($7.0 million at June 30, 2011 and December 31, 2010). These Level 1 investments are measured at fair value based on quoted prices for identical securities in active markets. Restricted equity securities issued by the FHLB and Federal Reserve Bank ($88.6 million at June 30, 2011 and $96.4 million at December 31, 2010) have been excluded from the above table.

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

•

Corporate debt securities – This category includes subordinated debt issued by financial institutions ($37.5 million at June 30, 2011 and $35.9 million at December 31, 2010), single-issuer trust preferred securities issued by financial institutions ($82.8 million at June 30, 2011 and $81.8 million at December 31, 2010), pooled trust preferred securities issued by financial institutions ($5.4 million at June 30, 2011 and $4.5 million at December 31, 2010) and other corporate debt issued by non-financial institutions ($2.5 million at June 30, 2011 and $2.6 million at December 31, 2010).

Classified as Level 2 investments are the Corporation’s subordinated debt, other corporate debt issued by non-financial institutions and $75.0 million and $73.2 million of single-issuer trust preferred securities held at June 30, 2011 and December 31, 2010, respectively. These corporate debt securities are measured at fair value by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. As with the debt securities described above, an active market presently exists for securities similar to these corporate debt security holdings.

Classified as Level 3 assets are the Corporation’s investments in pooled trust preferred securities and certain single-issuer trust preferred securities ($7.8 million at June 30, 2011 and $8.6 million at December 31, 2010). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments.

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

The following tables present the changes in the Corporation’s assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30, 2011
	Available for Sale Investment Securities
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARC Investments
	(in thousands)

Balance, March 31, 2011	$4,816	$8,094	$256,413
Realized adjustment to fair value (2)	(359)	0	0
Unrealized adjustment to fair value (3)	1,122	(274)	(2,260)
Redemptions	(145)	0	(24)
(Premium amortization)/discount accretion (4)	(1)	(1)	1,013

Balance, June 30, 2011	$5,433	$7,819	$255,142

	Three months ended June 30, 2010

Balance, March 31, 2010	$4,900	$7,136	$288,133
Transfer to Level 3 from Level 2 (1)	0	650	0
Realized adjustment to fair value (2)	(2,989)	0	0
Unrealized adjustment to fair value (3)	2,374	299	(2,376)
Sales	0	0	(5,033)
Redemptions	0	0	(5,281)
(Premium amortization)/discount accretion (4)	(6)	0	1,096

Balance, June 30, 2010	$4,279	$8,085	$276,539

	Six months ended June 30, 2011
	Available for Sale Investment Securities
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARC Investments
	(in thousands)

Balance, December 31, 2010	$4,528	$8,583	$260,679
Transfer from Level 3 to Level 2 (1)	0	(800)	0
Realized adjustment to fair value (2)	(1,353)	0	0
Unrealized adjustment to fair value (3)	2,552	38	(7,479)
Redemptions	(292)	0	(251)
(Premium amortization)/discount accretion (4)	(2)	(2)	2,193

Balance, June 30, 2011	$5,433	$7,819	$255,142

	Six months ended June 30, 2010

Balance, December 31, 2010	$4,979	$6,981	$289,203
Transfer to Level 3 from Level 2 (1)	0	650	0
Realized adjustment to fair value (2)	(7,142)	0	0
Unrealized adjustment to fair value (3)	6,453	453	(3,642)
Sales	0	0	(5,033)
Redemptions	0	0	(6,382)
(Premium amortization)/discount accretion (4)	(11)	1	2,393

Balance, June 30, 2010	$4,279	$8,085	$276,539

(1)	During the six months ended June 30, 2011, one single-issuer trust preferred security with a fair value of $800,000 as of December 31, 2010 was reclassified as a Level 2 asset. As of June 30, 2011, the fair value of this security was measured at fair value by a third-party pricing service using both quoted prices for similar assets and model-based valuation techniques that derived fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. As of December 31, 2010, the fair value of this security was determined based on quotes provided by third-party brokers who determined its fair value based predominantly on an internal valuation model.
(2)	For pooled trust preferred securities, realized adjustments to fair value represent credit related other-than-temporary impairment charges that were recorded as a reduction to investment securities gains on the consolidated statements of income.
(3)	Pooled trust preferred securities, single-issuer trust preferred securities and ARCs are classified as available for sale investment securities; as such, the unrealized adjustment to fair value was recorded as an unrealized holding gain (loss) and included as a component of available for sale investment securities on the consolidated balance sheet.
(4)	Included as a component of net interest income on the consolidated statements of income.

Items Measured at Fair Value on a Nonrecurring Basis

Certain financial assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment.

The Corporation’s assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheets were as follows:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)

Net loans	$0	$0	$234,179	$234,179
Other financial assets	0	0	68,752	68,752

Total assets	$0	$0	$302,931	$302,931

Reserve for unfunded commitments	$0	$0	$1,950	$1,950

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)

Net loans	$0	$0	$457,678	$457,678
Other financial assets	0	0	62,109	62,109

Total assets	$0	$0	$519,787	$519,787

Reserve for unfunded commitments	$0	$0	$1,227	$1,227

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•

Net loans – This category consists of loans that were evaluated for impairment under FASB ASC Section 310-10-35 and have been classified as Level 3 assets. The amount shown is the balance of impaired loans, net of the related allowance for loan losses. See Note D, “Loans and Allowance for Credit Losses,” for additional details.

•

Other financial assets – This category includes OREO ($37.5 million at June 30, 2011 and $33.0 million at December 31, 2010) and mortgage servicing rights (MSRs), net of the MSR valuation reserve ($31.3 million at June 30, 2011 and $29.1 million at December 31, 2010), both classified as Level 3 assets.

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

•

Reserve for unfunded commitments – This liability, included as a Level 3 liability above, represents management’s estimate of losses associated with unused commitments to extend credit. See Note D, “Loans and Allowance for Credit Losses,” for additional details.

As required by FASB ASC Section 825-10-50, the following table details the book values and estimated fair values of the Corporation’s financial instruments as of June 30, 2011 and December 31, 2010. In addition, a general description of the methods and assumptions used to estimate such fair values is also provided.

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

	June 30, 2011		December 31, 2010
FINANCIAL ASSETS	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(in thousands)

Cash and due from banks	$284,691	$284,691	$198,954	$198,954
Interest-bearing deposits with other banks	124,967	124,967	33,297	33,297
Loans held for sale (1)	47,133	47,133	83,940	83,940
Securities held to maturity	6,990	7,038	7,751	7,818
Securities available for sale (1)	2,656,054	2,656,054	2,853,733	2,853,733
Loans, net of unearned income (1)	11,852,491	11,848,458	11,933,307	11,909,539
Accrued interest receivable	51,387	51,387	53,841	53,841
Other financial assets (1)	133,787	133,787	230,044	230,044

FINANCIAL LIABILITIES
Demand and savings deposits	$7,987,686	$7,987,686	$7,758,613	$7,758,613
Time deposits	4,275,209	4,316,011	4,629,968	4,677,494
Short-term borrowings	546,581	546,581	674,077	674,077
Accrued interest payable	29,444	29,444	33,333	33,333
Other financial liabilities (1)	63,682	63,682	80,551	80,551
Federal Home Loan Bank advances and long-term debt	1,025,537	918,408	1,119,450	1,077,724

(1)	Description of fair value determinations for these financial instruments, or certain financial instruments within these categories, measured at fair value on the Corporation’s consolidated balance sheets, are disclosed above.

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

The estimated fair values of securities held to maturity as of June 30, 2011 and December 31, 2010 were based on quoted market prices, broker quotes or dealer quotes.

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

NOTE L – New Accounting Standards

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

In May 2011, the FASB issued ASC Update 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs” (ASC Update 2011-04). ASC Update 2011-04 amends fair value measurement and disclosure requirements in U.S. GAAP for the purpose of improving the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (IFRS). Among the amendments in ASC Update 2011-04 are expanded disclosure requirements that require companies to quantitatively disclose inputs used in Level 3 fair value measurements and to qualitatively disclose the sensitivity of fair value measurement to changes in unobservable inputs. This standards update is effective for the first interim or annual period beginning on or after December 15, 2011. For the Corporation, this standards update is effective in connection with its March 31, 2012 interim filing on Form 10-Q. The adoption of ASC Update 2011-04 is not expected to materially impact the Corporation’s financial statements.

In June 2011, the FASB issued ASC Update 2011-05, “Presentation of Other Comprehensive Income” (ASC Update 2011-05). ASC Update 2011-05 requires companies to present total comprehensive income, consisting of net income and other comprehensive income, in either one continuous statement of comprehensive income or in two separate but consecutive statements. Presently, the Corporation reports total comprehensive income within its Consolidated Statement of Shareholders’ Equity and Comprehensive Income. For publicly traded entities, this standards update is effective for fiscal years beginning after December 31, 2011. For the Corporation, this standards update is effective in connection with its March 31, 2012 interim filing on Form 10-Q.

NOTE M – Reclassifications

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

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	As of or for the Three months ended June 30		As of or for the Six months ended June 30
	2011	2010	2011	2010
Net income available to common shareholders (in thousands)	$36,385	$26,616	$70,170	$49,031
Income before income taxes (in thousands)	$49,539	$42,965	$95,699	$79,712
Diluted net income per share (1)	$0.18	$0.14	$0.35	$0.27
Return on average assets	0.91%	0.77%	0.88%	0.72%
Return on average common equity (2)	7.53%	6.06%	7.38%	5.90%
Return on average tangible common equity (3)	10.71%	9.10%	10.54%	9.11%
Net interest margin (4)	3.95%	3.76%	3.93%	3.77%
Non-performing assets to total assets	2.18%	2.06%	2.18%	2.06%
Net charge-offs to average loans (annualized)	1.30%	0.97%	1.36%	0.96%

(1)	Net income available to common shareholders divided by diluted weighted average common shares outstanding.
(2)	Net income available to common shareholders divided by average common shareholders’ equity.
(3)	Net income available to common shareholders, as adjusted for intangible asset amortization (net of tax), divided by average common shareholders’ equity, net of goodwill and intangible assets.
(4)	Presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion.

The Corporation’s income before income taxes for the second quarter of 2011 increased $6.6 million, or 15.3%, from the same period in 2010. Income before income taxes for the first half of 2011 increased $16.0 million, or 20.1%, in comparison to the first half of 2010. The increase was primarily due to the following significant items:

•

Increase in other income, excluding investment securities gains (losses), of $3.7 million, or 8.4%, and $7.1 million, or 8.4%, for the three and six months ended June 30, 2011, respectively. During the three and six months ended June 30, 2011, the Corporation experienced growth in a number of other income categories, including mortgage banking income and investment management and trust services. The increase in mortgage banking income was due to an increase in the spread on loans sold, while the improvement in investment management and trust services income resulted from improved market conditions and the Corporation’s focus on increasing recurring revenues in the brokerage business. Also contributing to the growth in other income were increased debit card fees, merchant fees and foreign currency processing revenues, all resulting from higher transaction volumes.

The Corporation was able to achieve growth in other income while controlling discretionary spending. Other expenses increased $1.4 million, or 1.4%, and $2.9 million, or 1.4%, for the three and six months ended June 30, 2011, respectively.

•

Decrease in the provision for credit losses of $4.0 million, or 10.0%, and $6.0 million, or 7.5%, for the three and six months ended June 30, 2011, respectively. Non-performing loans and overall delinquencies decreased as of June 30, 2011 in comparison to June 30, 2010, which are positive indicators of improving asset quality. Net charge-offs increased for both the quarter and first half of 2011 in comparison to the same periods in 2010. Charge-offs typically occur after losses are recognized through the provision for credit losses, which establish the appropriate allowance allocation levels.

•

Increase in net interest income of $1.5 million, or 1.1%, and $2.5 million, or 0.9%, for the three and six months ended June 30, 2011, respectively. The increases in net interest income for the three and six months ended June 30, 2011 were a result of increase in the net interest margin. For the second quarter of 2011, the net interest margin increased 19 basis points, or 5.1%, in comparison to the second quarter of 2010. For the first half of 2011, the net interest margin increased 16 basis points, or 4.2%, in comparison to the first half of 2010. These increases in net interest margin were a result of decreased funding costs due to the repricing of time deposits and long-term debt, in addition to a change in the funding mix to lower cost demand and savings deposits. The increases in net interest margin were partially offset by decreases in average interest-earning assets.

Quarter Ended June 30, 2011 compared to the Quarter Ended June 30, 2010

Net Interest Income

FTE net interest income increased $1.6 million, or 1.1%, from $143.0 million in the second quarter of 2011 to $144.6 million in the second quarter of 2011. This increase was the net result of a $12.6 million decrease in FTE interest income and a $14.2 million decrease in interest expense.

Net interest margin increased 19 basis points, or 5.1%, from 3.76% for the second quarter of 2010 to 3.95% for the second quarter of 2011. The increase in net interest margin was a result of a 41 basis point, or 25.6%, decrease in funding costs, partially offset by a 15 basis point, or 3.0%, decrease in yields on interest-earning assets.

The following table provides a comparative average balance sheet and net interest income analysis for the second quarter of 2011 as compared to the same period in 2010. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Three months ended June 30
	2011			2010
ASSETS	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Interest-earning assets:
Loans, net of unearned income (2)	$11,883,019	$151,974	5.13%	$11,959,176	$159,632	5.35%
Taxable investment securities (3)	2,141,307	20,749	3.88	2,386,695	25,146	4.22
Tax-exempt investment securities (3)	343,214	4,840	5.64	355,186	5,152	5.80
Equity securities (3)	128,258	775	2.42	140,271	733	2.09

Total investment securities	2,612,779	26,364	4.04	2,882,152	31,031	4.31
Loans held for sale	36,793	492	5.34	59,412	667	4.49
Other interest-earning assets	163,548	101	0.25	366,200	231	0.25

Total interest-earning assets	14,696,139	178,931	4.88%	15,266,940	191,561	5.03%
Noninterest-earning assets:
Cash and due from banks	278,393			261,576
Premises and equipment	207,141			203,928
Other assets	1,098,116			1,102,587
Less: Allowance for loan losses	(273,593)			(275,209)

Total Assets	$16,006,196			$16,559,822

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$2,352,961	$1,371	0.23%	$2,019,605	$1,840	0.37%
Savings deposits	3,356,361	3,258	0.39	3,090,857	5,388	0.70
Time deposits	4,353,352	17,146	1.58	5,120,648	24,591	1.93

Total interest-bearing deposits	10,062,674	21,775	0.87	10,231,110	31,819	1.25
Short-term borrowings	455,831	168	0.15	512,583	390	0.30
FHLB advances and long-term debt	1,025,637	12,347	4.82	1,403,410	16,313	4.66

Total interest-bearing liabilities	11,544,142	34,290	1.19%	12,147,103	48,522	1.60%
Noninterest-bearing liabilities:
Demand deposits	2,362,614			2,079,674
Other	162,202			199,778

Total Liabilities	14,068,958			14,426,555
Shareholders’ equity	1,937,238			2,133,267

Total Liabilities and Shareholders’ Equity	$16,006,196			$16,559,822

Net interest income/net interest margin (FTE)		144,641	3.95%		143,039	3.76%

Tax equivalent adjustment		(3,996)			(3,881)

Net interest income		$140,645			$139,158

(1)	Includes dividends earned on equity securities.
(2)	Includes non-performing loans.
(3)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and interest expense due to changes in average balances (volume) and changes in rates:

	2011 vs. 2010 Increase (decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$(1,011)	$(6,647)	$(7,658)
Taxable investment securities	(2,466)	(1,931)	(4,397)
Tax-exempt investment securities	(171)	(141)	(312)
Equity securities	(67)	109	42
Loans held for sale	(285)	110	(175)
Other interest-earning assets	(125)	(5)	(130)

Total interest income	$(4,125)	$(8,505)	$(12,630)

Interest expense on:
Demand deposits	$269	$(738)	$(469)
Savings deposits	430	(2,560)	(2,130)
Time deposits	(3,384)	(4,061)	(7,445)
Short-term borrowings	(41)	(181)	(222)
FHLB advances and long-term debt	(4,499)	533	(3,966)

Total interest expense	$(7,225)	$(7,007)	$(14,232)

FTE interest income decreased $12.6 million, or 6.6%. A 15 basis point, or 3.0%, decrease in average yields resulted in an $8.5 million decrease in interest income. The remaining $4.1 million decrease was due to a $570.8 million, or 3.7%, decrease in average interest-earning assets.

Average loans, by type, are summarized in the following table:

	Three months ended June 30		Increase (decrease)
	2011	2010	$	%
	(dollars in thousands)

Real estate – commercial mortgage	$4,430,046	$4,319,540	$110,506	2.6%
Commercial – industrial, financial and agricultural	3,689,877	3,686,442	3,435	0.1
Real estate – home equity	1,623,438	1,638,260	(14,822)	(0.9)
Real estate – residential mortgage	1,023,471	972,129	51,342	5.3
Real estate – construction	712,638	909,836	(197,198)	(21.7)
Consumer	332,960	362,883	(29,923)	(8.2)
Leasing and other	70,589	70,086	503	0.7

Total	$11,883,019	$11,959,176	$(76,157)	(0.6%)

Geographically, the $110.5 million, or 2.6%, increase in commercial mortgages was largely due to increases in the Corporation’s Pennsylvania market of $94.1 million, or 4.2%.

The $51.3 million, or 5.3%, increase in residential mortgages was a result of the Corporation’s retention in portfolio of certain 10 and 15 year fixed rate mortgages and certain adjustable rate mortgages to partially mitigate the impact of decreases in average interest-earning assets.

The $197.2 million, or 21.7%, decrease in construction loans was primarily due to efforts to reduce credit exposure in this portfolio as payoffs exceeded new loan originations in recent quarters. Geographically, the decline in construction loans was primarily in the Corporation’s Maryland ($80.8 million, or 38.7%), Virginia ($72.8 million, or 32.1%) and New Jersey ($47.4 million, or 29.0%) markets.

The $29.9 million, or 8.2%, decrease in consumer loans occurred throughout all of the Corporation’s markets, with $19.7 million of the decrease related to direct consumer loans and $10.2 million of the decrease attributable to the indirect automobile loan portfolio.

The average yield on loans decreased 22 basis points, or 4.1%, from 5.35% in 2010 to 5.13% in 2011, despite the average prime rate remaining at 3.25% for the second quarters of both 2011 and 2010. The decrease in average yields on loans was attributable to repayments of higher-yielding loans and declining average rates on fixed and adjustable rate loans which, unlike floating rate loans, have a lagged repricing effect. In addition, approximately one-third of the floating rate portfolio is based on an index other than prime, such as the one-month London Interbank Offering Rate, or LIBOR, which decreased on average for the second quarter of 2011 in comparison the second quarter of 2010.

Average investments decreased $269.4 million, or 9.3%, due largely to sales and maturities of mortgage-backed securities and collateralized mortgage obligations. During the second quarter of 2011, proceeds from the sales and maturities of securities were not fully reinvested into the portfolio because current rates on many investment options were not attractive. The average yield on investments decreased 27 basis points, or 6.3%, from 4.31% in 2010 to 4.04% in 2011, as the reinvestment of cash flows and incremental purchases of taxable investment securities were at yields lower than the overall portfolio yield.

Other interest-earning assets, consisting of interest-bearing deposits with other banks, decreased $202.7 million, or 55.3%. During the second quarter of 2010, the Corporation invested $226.3 million of proceeds received in connection with a May 2010 common stock offering in short-term funds, prior to the redemption of its outstanding preferred stock in July 2010.

Interest expense decreased $14.2 million, or 29.3%, to $34.3 million in the second quarter of 2011 from $48.5 million in the second quarter of 2010. Interest expense decreased $7.2 million as a result of a $603.0 million, or 5.0%, decline in average interest-bearing liabilities. Interest expense decreased an additional $7.0 million as a result of a 41 basis point, or 25.6%, decrease in the average cost of interest-bearing liabilities.

Average deposits, by type, are summarized in the following table:

	Three months ended June 30		Increase (decrease)
	2011	2010	$	%
	(dollars in thousands)

Noninterest-bearing demand	$2,362,614	$2,079,674	$282,940	13.6%
Interest-bearing demand	2,352,961	2,019,605	333,356	16.5
Savings	3,356,361	3,090,857	265,504	8.6

Total demand and savings	8,071,936	7,190,136	881,800	12.3
Time deposits	4,353,352	5,120,648	(767,296)	(15.0)

Total deposits	$12,425,288	$12,310,784	$114,504	0.9%

Total demand and savings accounts increased $881.8 million, or 12.3%. The increase in noninterest-bearing account balances was primarily due to a $218.4 million, or 15.2%, increase in business account balances due, in part, to businesses maintaining higher balances to offset service fees, as well as a migration away from the Corporation’s cash management products due to low interest rates. The increase in interest-bearing demand and savings account balances was due to a $374.7 million, or 34.0%, increase in municipal account balances and a $266.4 million, or 8.6%, increase in personal account balances. The increase in municipal account balances was largely due to attractive interest rates for insured deposit products relative to alternatives. The increase in personal account balances was largely due to customers’ migration away from certificates of deposit, as well as the Corporation’s promotional efforts with a focus on building customer relationships.

The decrease in time deposits was almost entirely due to customer certificates of deposit, which decreased $761.6 million, or 14.9%, with the remaining $5.7 million decrease in brokered certificates of deposit. The decrease in customer certificates of deposit was in accounts with original maturity terms of less than two years ($759.9 million, or 23.3%) and jumbo certificates of deposit ($194.7 million, or 46.4%), partially offset by an increase in account balances with original maturity terms greater than two years ($193.0 million, or 13.5%). As noted above, the decrease in customer certificates of deposit was largely due to customers migrating funds to interest-bearing savings and demand accounts in the current low interest rate environment.

The average cost of interest-bearing deposits decreased 38 basis points, or 30.4%, from 1.25% in 2010 to 0.87% in 2011 due to a reduction in rates paid on all categories of deposits, and the repricing of time deposits. During the second quarter of 2011, approximately $906 million of time deposits matured at a weighted average rate of 1.47%, while approximately $825 million of time deposits were issued at a weighted average rate of 0.80%.

The following table summarizes changes in average short-term and long-term borrowings, by type:

	Three months ended June 30		Increase (decrease)
	2011	2010	$	%
	(dollars in thousands)

Short-term borrowings:
Customer repurchase agreements	$217,657	$263,533	$(45,876)	(17.4%)
Customer short-term promissory notes	171,958	207,100	(35,142)	(17.0)

Total short-term customer funding	389,615	470,633	(81,018)	(17.2)
Federal funds purchased	66,216	41,950	24,266	57.8

Total short-term borrowings	455,831	512,583	(56,752)	(11.1)
Long-term debt:
FHLB advances	641,851	1,020,134	(378,283)	(37.1)
Other long-term debt	383,786	383,276	510	0.1

Total long-term debt	1,025,637	1,403,410	(377,773)	(26.9)

Total	$1,481,468	$1,915,993	$(434,525)	(22.7%)

The $81.0 million, or 17.2%, decrease in short-term customer funding was primarily due to customers transferring funds from the cash management program to deposit products due to the low interest rate environment. The $378.3 million decrease in Federal Home Loan Bank (FHLB) advances was due to maturities, which were not replaced with new advances.

Provision for Credit Losses and Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses:

	Three months ended June 30,
	2011	2010
	(dollars in thousands)

Loans, net of unearned income outstanding at end of period	$11,852,491	$11,943,384

Daily average balance of loans, net of unearned income	$11,833,019	$11,959,176

Balance of allowance for credit losses at beginning of period	$271,156	$269,254
Loans charged off:
Commercial – industrial, financial and agricultural	15,406	13,390
Real estate – residential mortgage	7,707	1,880
Real estate – construction	7,468	9,299
Real estate – commercial mortgage	7,074	3,915
Consumer and home equity	2,331	2,438
Leasing and other	689	610

Total loans charged off	40,675	31,532
Recoveries of loans previously charged off:
Commercial – industrial, financial and agricultural	1,003	1,157
Real estate – residential mortgage	190	3
Real estate – construction	79	581
Real estate – commercial mortgage	191	157
Consumer and home equity	435	488
Leasing and other	254	269

Total recoveries	2,152	2,655

Net loans charged off	38,523	28,877
Provision for credit losses	36,000	40,000

Balance of allowance for credit losses at end of period	$268,633	$280,377

Components of the Allowance for Credit Losses:
Allowance for loan losses	$266,683	$272,042
Reserve for unfunded lending commitments	1,950	8,335

Allowance for credit losses	$268,633	$280,377

Selected Ratios:
Net charge-offs to average loans (annualized)	1.30%	0.97%
Allowance for credit losses to loans outstanding	2.27%	2.35%

The provision for credit losses was $36.0 million for the second quarter of 2011, a decrease of $4.0 million, or 10.0%, from the second quarter of 2010. The decrease in the provision for credit losses was due to the continuing improvement in the Corporation’s credit quality metrics, including a reduction in the level of non-performing assets and overall delinquency.

Net charge-offs increased $9.6 million, or 33.4%, to $38.5 million for the second quarter of 2011 compared to $28.9 million for the second quarter of 2010. The increase in net charge-offs was primarily due to increases in residential mortgage net charge-offs ($5.6 million, or 300.5%), commercial mortgage net charge-offs ($3.1 million, or 83.2%) and commercial loan net charge-offs ($2.2 million, or 17.7%), partially offset by a decline in construction loan net charge-offs ($1.3 million, or 15.2%).

Of the $38.5 million of net charge-offs recorded in the second quarter of 2011, 38.0% were for loans originated by the Corporation’s banks in New Jersey, 28.9% in Pennsylvania, 19.3% in Virginia and 9.3% in Maryland. Charge-offs for the second quarter of 2011 included one $6.7 million commercial loan charge-off, with no additional individual charge-offs that exceeded $1.0 million.

The following table summarizes the Corporation’s non-performing assets as of the indicated dates:

	June 30, 2011	June 30, 2010	December 31, 2010
	(dollars in thousands)

Non-accrual loans	$274,973	$263,227	$280,688
Loans 90 days past due and accruing	35,869	53,707	48,084

Total non-performing loans	310,842	316,934	328,772
Other real estate owned (OREO)	37,493	25,681	32,959

Total non-performing assets	$348,335	$342,615	$361,731

Non-accrual loans to total loans	2.32%	2.20%	2.35%
Non-performing assets to total assets	2.18%	2.06%	2.22%
Allowance for credit losses to non-performing loans	86.42%	88.47%	83.80%
Non-performing assets to tangible common shareholders’ equity and allowance for credit losses	20.78%	21.54%	22.50%

The following table summarizes the Corporation’s non-performing loans, by type, as of the indicated dates:

	June 30, 2011	June 30, 2010	December 31, 2010
	(in thousands)

Real estate – commercial mortgage	$102,724	$101,378	$93,720
Commercial – industrial, financial and agricultural	94,855	77,587	87,455
Real estate – construction	58,381	79,122	84,616
Real estate – residential mortgage	43,200	45,639	50,412
Real estate – home equity	9,440	11,090	10,188
Consumer	2,090	2,025	2,154
Leasing	152	93	227

Total non-performing loans	$310,842	$316,934	$328,772

Non-performing loans decreased to $310.8 million at June 30, 2011, from $316.9 million at June 30, 2010. The $6.1 million, or 1.9%, decrease was due to a $20.7 million, or 26.2%, decrease in non-performing construction loans and a $2.4 million, or 5.3%, decrease in non-performing residential mortgages, partially offset by a $17.3 million, or 22.3%, increase in non-performing commercial loans.

The $20.7 million decrease in non-performing construction loans was due to $57.9 million of charge-offs recorded since June 30, 2010, partially offset by additions to non-performing construction loans. Geographically, the decrease in non-performing construction loans was in the Corporation’s Maryland ($17.1 million, or 50.2%) and Pennsylvania ($7.2 million, or 58.8%) markets, partially offset by an increase in the Virginia ($3.7 million, or 20.1%) market.

The $17.3 million increase in non-performing commercial loans was primarily due to a $16.5 million, or 42.1%, increase in the Corporation’s Pennsylvania market, mostly due to the addition of two non-accrual accounts during the second quarter of 2011.

The following table presents accruing loans whose terms have been modified under troubled debt restructurings (TDRs), by type, as of the indicated dates:

	June 30, 2011	June 30, 2010	December 31, 2010
	(in thousands)

Real estate – residential mortgage	$37,006	$32,009	$37,826
Real estate – commercial mortgage	30,735	16,205	18,778
Real estate – construction	5,589	6,165	5,440
Commercial – industrial, financial and agricultural	3,055	4,314	5,502
Consumer and home equity	258	266	263

Total accruing TDRs	$76,643	$58,959	$67,809

The following table summarizes the Corporation’s OREO, by property type, as of the indicated dates:

	June 30, 2011	June 30, 2010	December 31, 2010
	(in thousands)

Commercial properties	$17,033	$7,950	$15,916
Residential properties	15,881	15,181	12,635
Undeveloped land	4,579	2,550	4,408

Total OREO	$37,493	$25,681	$32,959

The following table summarizes loan delinquency rates, by type, as of June 30:

	2011			2010
	31-89 Days	≥ 90 Days (1)	Total	31-89 Days	≥ 90 Days (1)	Total

Real estate – commercial mortgage	0.57%	2.32%	2.89%	0.81%	2.34%	3.15%
Commercial – industrial, financial and agricultural	0.54	2.58	3.12	0.46	2.12	2.58
Real estate – construction	0.62	8.56	9.18	1.07	8.86	9.93
Real estate – residential mortgage	3.37	4.22	7.59	3.65	4.63	8.28
Real estate – home equity	0.74	0.58	1.32	0.83	0.68	1.51
Consumer, leasing and other	1.22	0.56	1.78	1.37	0.49	1.86

Total	0.85%	2.63%	3.48%	0.98%	2.65%	3.63%

Total dollars (in thousands)	$101,213	$310,842	$412,055	$116,772	$316,934	$433,706

(1)	Includes non-accrual loans.

The decrease in delinquency rates since the second quarter of 2010 was primarily in loans 31-89 days past due across all loan types, partially offset by an increase in commercial loans greater than 90 days past due.

The following table presents ending balances of loans outstanding, net of unearned income:

	June 30, 2011	June 30, 2010	December 31, 2010
	(in thousands)

Real-estate – commercial mortgage	$4,443,025	$4,330,630	$4,375,980
Commercial – industrial, financial and agricultural	3,678,858	3,664,603	3,704,384
Real-estate – home equity	1,626,545	1,637,171	1,641,777
Real-estate – residential mortgage	1,023,646	985,345	995,990
Real-estate – construction	681,588	893,305	801,185
Consumer	330,965	368,631	350,161
Leasing and other	67,864	63,699	63,830

Loans, net of unearned income	$11,852,491	$11,943,384	$11,933,307

Approximately $5.1 billion, or 43.2%, of the Corporation’s loan portfolio was in commercial mortgage and construction loans at June 30, 2011. The Corporation did not have a concentration of credit risk with any single borrower, industry or geographical location. However, the performance of real estate markets and general economic conditions adversely impacted the performance of these loans.

From 2008 to 2010, the Corporation experienced significant increases in non-performing construction loans and commercial mortgages as a result of weak economic conditions. In comparison to December 31, 2010, non-performing construction loans decreased $26.2 million, or 31.0%, to $58.4 million as of June 30, 2011 as charge-offs and paydowns of certain non-performing construction loans exceeded additions during the first half of 2011. The Corporation continues to reduce its exposure to residential housing development construction loans, most notably in its New Jersey, Virginia and Maryland markets. In comparison to December 31, 2010, non-performing commercial mortgages increased $9.0 million, or 9.6%, to $102.7 million as of June 30, 2011. During the first half of 2011, economic conditions, although slowly improving, continued to place stress on the credit quality of the commercial mortgage portfolio.

Commercial loans comprised 31.0% of the total loan portfolio. As with commercial mortgages, the credit quality of these loans has been impacted by general economic conditions, as businesses continued to struggle for growth as a result of reduced consumer spending.

Approximately $2.7 billion, or 22.4%, of the Corporation’s loan portfolio was in residential mortgage and home equity loans at June 30, 2011. The significant deterioration in residential real estate values in prior years, particularly in portions of New Jersey, Virginia and Maryland, and general economic conditions, resulted in increases in non-performing loans and negatively impacted the overall credit quality of the portfolio. However, as with the commercial loan portfolio, the Corporation experienced a slight decrease in non-performing asset levels during the second quarter of 2011.

Effective April 1, 2011, the Corporation changed its allowance for credit loss methodology. This change in allowance methodology did not impact the total allowance for credit losses. See Note D, “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements for additional details. The Corporation believes that the allowance for credit losses of $268.6 million as of June 30, 2011 is sufficient to cover losses inherent in both the loan portfolio and the unfunded lending commitments as of that date and is appropriate based on applicable accounting standards.

Other Income

The following table presents the components of other income:

	Three months ended June 30		Increase (decrease)
	2011	2010	$	%
	(dollars in thousands)

Overdraft fees	$8,029	$9,618	$(1,589)	(16.5)%
Cash management fees	2,677	2,514	163	6.5
Other	3,626	3,350	276	8.2

Service charges on deposit accounts	14,332	15,482	(1,150)	(7.4)
Debit card income	4,610	4,085	525	12.9
Merchant fees	2,516	2,123	393	18.5
Foreign currency processing income	2,374	1,964	410	20.9
Letter of credit fees	1,271	1,463	(192)	(13.1)
Other	1,938	1,834	104	5.7

Other service charges and fees	12,709	11,469	1,240	10.8
Investment management and trust services	9,638	8,655	983	11.4
Mortgage banking income	6,049	3,899	2,150	55.1
Credit card income	1,826	1,442	384	26.6
Gains on sales of OREO	1,593	762	831	109.1
Other	1,560	2,299	(739)	(32.1)

Total, excluding investment securities gains (losses)	47,707	44,008	3,699	8.4
Investment securities gains (losses)	(335)	904	(1,239)	N/M

Total	$47,372	$44,912	$2,460	5.5%

N/M – Not meaningful.

The $1.6 million, or 16.5%, decrease in overdraft fees was a result of changes in regulations that took effect in August 2010, which require customers to affirmatively consent to the payment of certain types of overdrafts.

Increases in debit card income ($525,000, or 12.9%), merchant fees ($393,000, or 18.5%), and foreign currency processing revenues ($410,000, or 20.9%) all resulted from higher transaction volumes.

The Federal Reserve recently issued revised pricing guidelines regarding interchange income on certain debit card transactions which must be implemented by October 2011, as required under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). These revised pricing guidelines are higher than those in the original proposal, but are significantly lower than current rates. Under the revised pricing guidelines, the $4.6 million of debit card income earned by the Corporation during the second quarter of 2011 would have been approximately $2.2 million less.

The $983,000, or 11.4%, increase in investment management and trust services income was due to a $509,000, or 15.7%, increase in brokerage revenue, due both to an improvement in the market values of assets under management and the Corporation’s expanded focus on generating recurring revenues in the brokerage business. Trust commissions increased $474,000, or 8.7%, primarily due to improved market conditions.

The $2.2 million, or 55.1%, increase in mortgage banking income was due to an improvement in the spreads on loans sold, partially offset by a $39.1 million, or 14.4%, decrease in the volume of loans sold.

The $384,000, or 26.6%, increase in credit card income was due to an increase in new card applications, higher average balances and an increase in the volume of transactions on credit cards previously originated, which generate fees under a joint marketing agreement with an independent third-party.

Gains on sales of OREO increased $831,000, or 109.1%. Combined with net losses on sales of OREO of $580,000, recorded within other expenses, net gains on sales were $1.0 million, compared to a net gain of $257,000 for the second quarter of 2010.

The $739,000, or 32.1%, decrease in other income was due to an increase in insurance claims experienced by the Corporation’s reinsurance subsidiary, which engages in the business of reinsuring credit life and accident and health insurance directly related to extensions of credit by the Corporation’s banking subsidiaries. Also contributing to the decrease was a $202,000 decrease in gains on sales of branch assets.

The $335,000 of investment securities losses for the second quarter of 2011 included $58,000 of net gains on the sales of securities, more than offset by $393,000 of other-than-temporary impairment charges. The Corporation recorded $359,000 million of other-than-temporary impairment charges for pooled trust preferred securities issued by financial institutions and $34,000 of other-than-temporary impairment charges related to stocks of financial institutions. See Note C, “Investment Securities,” in the Notes to Consolidated Financial Statements for additional details.

Investment securities gains of $904,000 for the second quarter of 2010 included $4.4 million of net gains on the sales of securities partially offset by $3.5 million of other-than-temporary impairment charges. During the second quarter of 2010, the Corporation recorded $3.0 million of other-than-temporary impairment charges for pooled trust preferred securities issued by financial institutions and $509,000 of other-than-temporary impairment charges for certain stocks of financial institutions.

Other Expenses

The following table presents the components of other expenses:

	Three months ended June 30		Increase (decrease)
	2011	2010	$	%
	(dollars in thousands)

Salaries and employee benefits	$56,070	$54,654	$1,416	2.6%
Net occupancy expense	10,874	10,519	355	3.4
Equipment expense	3,377	2,663	714	26.8
FDIC insurance expense	3,264	5,136	(1,872)	(36.4)
Data processing	3,214	3,311	(97)	(2.9)
Professional fees	3,102	3,035	67	2.2
OREO and repossession expense	2,575	1,876	699	37.3
Telecommunications	2,020	2,086	(66)	(3.2)
Software	1,972	1,706	266	15.6
Marketing	1,863	2,271	(408)	(18.0)
Supplies	1,416	1,369	47	3.4
Postage	1,288	1,455	(167)	(11.5)
Intangible amortization	1,172	1,341	(169)	(12.6)
Other	10,271	9,683	588	6.1

Total	$102,478	$101,105	$1,373	1.4%

Salaries and employee benefits increased $1.4 million, or 2.6%, with salaries increasing $1.8 million, or 4.1%, and employee benefits decreasing $395,000, or 3.9%. The increase in salaries was primarily due to a $521,000 increase in incentive compensation, a $236,000 increase in stock-based compensation expense and normal merit increases.

The decrease in employee benefits was primarily due to a decrease in healthcare costs, partially offset by an increase in severance costs.

The $714,000, or 26.8%, increase in equipment expense was due to higher depreciation expense, primarily related to the addition of assets supporting the Corporation’s technology infrastructure, and increased maintenance costs.

The $1.9 million, or 36.4%, decrease in FDIC insurance expense was due to a change in the assessment base, which, effective April 1, 2011 was based on total average assets minus average tangible equity, compared to average domestic deposits for the second quarter of 2010. This change accounted for approximately $1.5 million of the decrease, with the remaining decrease due to the Corporation opting out of the Transaction Account Guarantee program on July 1, 2010.

OREO and repossession expense increased $699,000, or 37.3%. OREO and repossession expense is expected to be volatile as the Corporation continues to work through repossessed real estate. The $408,000, or 18.0%, decrease in marketing expense was primarily due to the timing of promotional campaigns.

The $588,000, or 6.1%, increase in other expenses included a $315,000 increase in provisions for debit card rewards points earned, a $170,000 increase in state franchise taxes and an increase in information technology consulting costs. These increases in other expenses were partially offset by a $500,000 decrease in reserves associated with the potential repurchase of previously sold residential mortgage and home equity loans recorded during the second quarter of 2011 as the Corporation’s exposure to future repurchases was reduced as a result of entering into a settlement agreement with a secondary market investor.

Income Taxes

Income tax expense for the second quarter of 2011 was $13.2 million, a $1.9 million, or 16.6%, increase from $11.3 million for the second quarter of 2010. The increase was primarily due to the increase in income before income taxes.

The Corporation’s effective tax rate was 26.6% in 2011, as compared to 26.3% in 2010. The effective rate is generally lower than the Federal statutory rate of 35% due to investments in tax-free municipal securities and Federal tax credits earned from investments in low and moderate-income housing partnerships.

Six Months Ended June 30, 2011 compared to the Six Months Ended June 30, 2010

Net Interest Income

FTE net interest income increased $2.7 million, or 1.0%, from $285.5 million in the first half of 2010 to $288.2 million in the first half of 2011. This was the net result of a $27.5 million decrease in FTE interest income and a $30.2 million decrease in interest expense.

Net interest margin increased 16 basis points, or 4.2%, from 3.77% for the first half of 2010 to 3.93% for the first half of 2011. The increase in net interest margin was a result of a 44 basis point, or 26.7%, decrease in funding costs, partially offset by a 21 basis point, or 4.1%, decrease in yields on interest-earning assets.

The following table provides a comparative average balance sheet and net interest income analysis for the first half of 2011 as compared to the same period in 2010. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Six months ended June 30
	2011			2010
ASSETS	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Interest-earning assets:
Loans, net of unearned income (2)	$11,902,124	$303,660	5.14%	$11,965,446	$319,056	5.37%
Taxable investment securities (3)	2,235,789	42,556	3.81	2,524,149	53,295	4.23
Tax-exempt investment securities (3)	343,832	9,725	5.66	371,488	10,683	5.75
Equity securities (3)	130,537	1,527	2.35	141,079	1,542	2.19

Total investment securities	2,710,158	53,808	3.97	3,036,716	65,520	4.32
Loans held for sale	41,082	992	4.83	51,220	1,223	4.77
Other interest-earning assets	115,233	134	0.23	189,479	256	0.27

Total interest-earning assets	14,768,597	358,594	4.89%	15,242,861	386,055	5.10%
Noninterest-earning assets:
Cash and due from banks	269,444			262,357
Premises and equipment	207,263			203,757
Other assets	1,100,319			1,094,653
Less: Allowance for loan losses	(277,782)			(274,322)

Total Assets	$16,067,841			$16,529,306

LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$2,337,615	$2,807	0.24%	$2,000,734	$3,680	0.37%
Savings deposits	3,319,778	6,616	0.40	2,969,814	10,589	0.72
Time deposits	4,442,446	35,638	1.62	5,161,583	51,288	2.00

Total interest-bearing deposits	10,099,839	45,061	0.90	10,132,131	65,557	1.30
Short-term borrowings	538,786	422	0.16	691,289	939	0.27
FHLB advances and long-term debt	1,043,481	24,938	4.80	1,443,600	34,105	4.75

Total interest-bearing liabilities	11,682,106	70,421	1.21%	12,267,020	100,601	1.65%
Noninterest-bearing liabilities:
Demand deposits	2,300,750			2,026,705
Other	166,541			190,207

Total Liabilities	14,149,397			14,483,932
Shareholders’ equity	1,918,444			2,045,374

Total Liabilities and Shareholders’ Equity	$16,067,841			$16,529,306

Net interest income/net interest margin (FTE)		288,173	3.93%		285,454	3.77%

Tax equivalent adjustment		(7,965)			(7,787)

Net interest income		$280,208			$277,667

(1)	Includes dividends earned on equity securities.
(2)	Includes non-performing loans.
(3)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense for the first half of 2011 due to changes in average balances (volume) and changes in rates:

	2011 vs. 2010 Increase (decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$(1,744)	$(13,652)	$(15,396)
Taxable investment securities	(5,748)	(4,991)	(10,739)
Tax-exempt investment securities	(799)	(159)	(958)
Equity securities	(119)	103	(16)
Loans held for sale	(247)	16	(231)
Other interest-earning assets	(90)	(31)	(121)

Total interest income	$(8,747)	$(18,714)	$(27,461)

Interest expense on:
Demand deposits	$550	$(1,423)	$(873)
Savings deposits	1,132	(5,105)	(3,973)
Time deposits	(6,569)	(9,081)	(15,650)
Short-term borrowings	(178)	(339)	(517)
FHLB advances and long-term debt	(9,489)	322	(9,167)

Total interest expense	$(14,554)	$(15,626)	$(30,180)

Interest income decreased $27.5 million, or 7.1%. A 21 basis point, or 4.1%, decrease in average yields resulted in an $18.7 million decrease in interest income. The remaining $8.7 million decrease was due to a $474.3 million, or 3.1%, decrease in average interest-earning assets.

Average loans, by type, are summarized in the following table:

	Six months ended June 30		Increase (decrease)
	2011	2010	$	%
	(dollars in thousands)

Real estate – commercial mortgage	$4,407,683	$4,312,942	$94,741	2.2%
Commercial – industrial, financial and agricultural	3,698,430	3,686,425	12,005	0.3
Real estate – home equity	1,625,980	1,639,579	(13,599)	(0.8)
Real estate – residential mortgage	1,020,471	956,478	63,993	6.7
Real estate – construction	745,912	935,861	(189,949)	(20.3)
Consumer	337,080	362,549	(25,469)	(7.0)
Leasing and other	66,568	71,612	(5,044)	(7.0)

Total	$11,902,124	$11,965,446	$(63,322)	(0.5%)

Geographically, the $94.7 million, or 2.2%, increase in commercial mortgages was attributable to the Corporation’s Pennsylvania ($66.7 million, or 3.0%), New Jersey ($13.5 million, or 1.1%), Maryland ($7.5 million, or 1.9%) and Virginia ($4.1 million, or 1.2%) markets.

The $64.0 million, or 6.7%, increase in residential mortgages was largely due to the Corporation’s retention in portfolio of certain 10 and 15 year fixed rate mortgages and certain adjustable rate mortgages to partially mitigate the impact of decreases in average interest-earning assets.

The $189.9 million, or 20.3%, decrease in construction loans was primarily due to efforts to decrease credit exposure in this portfolio. Geographically, the decline was attributable to the Maryland ($90.5 million, or 40.1%), Virginia ($70.2 million, or 30.1%) and New Jersey ($47.5 million, or 28.2%) markets, partially offset by an increase in the Pennsylvania ($12.6 million, or 4.3%) market.

The $25.5 million, or 7.0%, decrease in consumer loans occurred throughout most of the Corporation’s markets, with $15.6 million of the decrease related to direct consumer loans and $9.9 million of the decrease attributable to the indirect automobile loan portfolio.

The average yield on loans decreased 23 basis points, or 4.3%, from 5.37% in 2010 to 5.14% in 2011, despite the average prime rate remaining at 3.25% for the first half of both 2011 and 2010. The decrease in average yields on loans was attributable to repayments of higher-yielding loans and declining average rates on fixed and adjustable rate loans which, unlike floating rate loans, have a lagged repricing effect. In addition, approximately one-third of the floating rate portfolio is based on an index other than prime, such as the one-month LIBOR, which decreased on average for the first half of 2011 in comparison the first half of 2010.

Average investments decreased $326.6 million, or 10.8%, due largely to sales and maturities of mortgage-backed securities and collateralized mortgage obligations, in addition to maturities of other debt securities. During the first half of 2011, proceeds from the sales and maturities of securities were not fully reinvested into the portfolio because current rates on many investment options were not attractive. The average yield on investments decreased 35 basis points, or 8.1%, from 4.32% in 2010 to 3.97% in 2011, as the reinvestment of cash flows and incremental purchases of taxable investment securities were at yields lower than the overall portfolio yield.

Interest expense decreased $30.2 million, or 30.0%, to $70.4 million in the first half of 2011 from $100.6 million in the first half of 2010. Interest expense decreased $15.6 million as a result of a 44 basis point, or 26.7%, decrease in the average cost of interest-bearing liabilities. Interest expense decreased an additional $14.6 million as a result of a $584.9 million, or 4.8%, decline in average interest-bearing liabilities.

The following table summarizes the changes in average deposits, by type:

	Six months ended June 30		Increase (decrease)
	2011	2010	$	%
	(dollars in thousands)

Noninterest-bearing demand	$2,300,750	$2,026,705	$274,045	13.5%
Interest-bearing demand	2,337,615	2,000,734	336,881	16.8
Savings	3,319,778	2,969,814	349,964	11.8

Total demand and savings	7,958,143	6,997,253	960,890	13.7
Time deposits	4,442,446	5,161,583	(719,137)	(13.9)

Total deposits	$12,400,589	$12,158,836	$241,753	2.0%

The $274.0 million, or 13.5%, increase in noninterest-bearing accounts was primarily due to a $219.5 million, or 15.8%, increase in business account balances due, in part, to businesses maintaining higher balances to offset service fees, as well as a migration from the Corporation’s cash management products due to low interest rates. The $686.8 million, or 13.8%, increase in interest-bearing demand and savings accounts was due to a $392.7 million, or 37.4%, increase in municipal account balances and a $333.2 million, or 11.1%, increase in personal account balances. The increase in municipal account balances was largely due to attractive interest rates for insured deposit products relative to alternatives. The increase in personal accounts was largely due to a decrease in customer certificates of deposit as well as the Corporation’s promotional efforts with a focus on building customer relationships.

The decrease in time deposits was almost entirely due to customer certificates of deposit, which decreased $712.0 million, or 13.8%, with the remaining $7.1 million decrease in brokered certificates of deposit.

The decrease in customer certificates of deposit was in accounts with original maturity terms of less than two years ($804.7 million, or 23.9%), and jumbo certificates of deposit ($175.5 million, or 42.9%), partially offset by an increase in account balances with original maturity terms greater than two years ($34.4 million, or 1.2%). As noted above, the decrease in customer certificates of deposit was largely due to customers migrating funds to interest-bearing savings and demand accounts in the current low rate environment.

The average cost of interest-bearing deposits decreased 40 basis points, or 30.8%, from 1.30% in 2010 to 0.90% in 2011 due to a reduction in rates paid on all categories of deposits and the repricing of certificates of deposit.

The following table summarizes changes in average short-term and long-term borrowings, by type:

	Six months ended June 30		Increase (decrease)
	2011	2010	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$215,307	$256,298	$(40,991)	(16.0%)
Customer short-term promissory notes	181,121	215,224	(34,103)	(15.8)

Total short-term customer funding	396,428	471,522	(75,094)	(15.9)
Federal funds purchased	142,358	219,767	(77,409)	(35.2)

Total short-term borrowings	538,786	691,289	(152,503)	(22.1)
Long-term debt:
FHLB advances	659,781	1,060,290	(400,509)	(37.8)
Other long-term debt	383,700	383,310	390	0.1

Total long-term debt	1,043,481	1,443,600	(400,119)	(27.7)

Total	$1,582,267	$2,134,889	$(552,622)	(25.9%)

The $75.1 million decrease in short-term customer funding resulted from customers transferring funds from the cash management program to deposits due to the low interest rate environment. The decrease in Federal funds purchased was due to increases in non-interest and interest bearing demand and savings accounts, combined with the decreases in investments and loans, the result of which was a reduced funding need for the Corporation. The $400.5 million decrease in FHLB advances was due to maturities, which were generally not replaced with new advances.

Provision for Loan Losses and Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses:

	Six months ended June 30
	2011	2010
	(dollars in thousands)

Loans, net of unearned income outstanding at end of period	$11,852,491	$11,943,384

Daily average balance of loans, net of unearned income	$11,902,124	$11,965,446

Balance of allowance for credit losses at beginning of period	$275,498	$257,553
Loans charged off:
Commercial – industrial, financial and agricultural	28,742	16,371
Real estate – construction	21,362	29,852
Real estate – commercial mortgage	17,121	6,259
Real estate – residential mortgage	12,703	3,271
Consumer and home equity	5,090	4,516
Leasing and other	1,186	1,255

Total loans charged off	86,204	61,524

Recoveries of loans previously charged off:
Commercial – industrial, agricultural and financial	1,394	1,593
Real estate – construction	642	896
Real estate – commercial mortgage	1,726	285
Real estate – residential mortgage	234	4
Consumer and home equity	745	1,040
Leasing and other	598	530

Total recoveries	5,339	4,348

Net loans charged off	80,865	57,176
Provision for loan losses	74,000	80,000

Balance of allowance for credit losses at end of period	$268,633	$280,377

Net charge-offs to average loans (annualized)	1.36%	0.96%

The provision for loan losses was $74.0 million for the first half of 2011, a decrease of $6.0 million, or 7.5%, over the same period in 2010. The decrease in the provision for credit losses was due to the continuing improvement in the Corporation’s credit quality metrics, including a reduction in the level of non-performing assets and overall delinquency.

Net charge-offs increased $23.7 million, or 41.4%, to $80.9 million for the first half of 2011 compared to $57.2 million for the first half of 2010. Annualized net charge-offs to average loans increased 40 basis points, or 41.7%, to 1.36% for the first half of 2011. The $23.7 million increase in net charge-offs was primarily due to increases in commercial loan net charge-offs ($12.6 million, or 85.1%), commercial mortgage net charge-offs ($9.4 million, or 157.7%) and residential mortgage net charge-offs ($9.2 million, 281.7%), partially offset by a decrease in construction loan net charge-offs ($8.2 million, or 28.4%).

Of the $80.9 million of net charge-offs recorded in the first half of 2011, 31.2% were in New Jersey, 24.8% in Virginia, 21.8% Pennsylvania and 19.8% in Maryland. During the first half of 2011, there were 13 individual charge-offs which exceeded $1.0 million, totaling $29.2 million, of which $16.1 million were commercial loans, $6.4 million were construction loans, $5.5 million were commercial mortgages and $1.3 million was for a residential mortgage.

Other Income

The following table presents the components of other income:

	Six months ended June 30		Increase (decrease)
	2011	2010	$	%
	(dollars in thousands)

Overdraft fees	$15,600	$18,502	$(2,902)	(15.7%)
Cash management fees	5,127	4,791	336	7.0
Other	6,910	6,456	454	7.0

Service charges on deposit accounts	27,637	29,749	(2,112)	(7.1)
Debit card income	8,814	7,619	1,195	15.7
Merchant fees	4,663	3,947	716	18.1
Foreign currency processing income	4,571	3,902	669	17.1
Letter of credit fees	2,526	2,702	(176)	(6.5)
Other	3,617	3,464	153	4.4

Other service charges and fees	24,191	21,634	2,557	11.8
Investment management and trust services	18,842	16,743	2,099	12.5
Mortgage banking income	11,512	8,048	3,464	43.0
Credit card income	3,422	2,893	529	18.3
Gains on sales of OREO	2,292	1,226	1,066	86.9
Other	3,686	4,198	(512)	(12.2)

Total, excluding investment securities gains (losses)	91,582	84,491	7,091	8.4
Investment securities gains (losses)	1,950	(1,319)	3,269	N/M

Total	$93,532	$83,172	$10,360	12.5%

N/M – Not meaningful.

The $2.9 million, or 15.7%, decrease in overdraft fees was a result of changes in regulations that took effect in August 2010, which require customers to affirmatively consent to the payment of certain types of overdrafts.

Increases in debit card income ($1.2 million, or 15.7%), merchant fees ($716,000, or 18.1%), and foreign currency processing revenues ($669,000, or 17.1%) all resulted from higher transaction volumes.

The $2.1 million, or 12.5%, increase in investment management and trust services income was due to a $1.3 million, or 22.1%, increase in brokerage revenue and a $769,000, or 7.2%, increase in trust commissions. The increase in brokerage revenue resulted from both an improvement in the market values of assets under management and the Corporation’s expanded focus on generating recurring revenues in the brokerage business.

The $3.5 million, or 43.0%, increase in mortgage banking income was primarily due to an improvement in the spreads on loans sold and partially due to a $35.1 million, or 7.0%, increase in the volume of loans sold, which was driven by higher refinance activity in the first half of 2011 compared to the first half of 2010.

The $529,000, or 18.3%, increase in credit card income was due to an increase in new card applications, higher average balances and an increase in the volume of transactions on credit cards previously originated, which generate fees under a joint marketing agreement with an independent third-party.

Gains on sales of OREO increased $1.1 million, or 86.9%. Combined with net losses on sales of OREO of $744,000, recorded within other expenses, net gains on sales were $1.5 million, compared to a net gain of $219,000 for the first half of 2010.

The $512,000, or 12.2%, decrease in other income was due to an increase in insurance claims experienced by the Corporation’s reinsurance subsidiary and a $178,000 decrease in gains on sales of branch assets.

Investment securities gains of $2.0 million for the first half of 2011 included $3.6 million of net gains on the sales of securities, offset by $1.7 million of other-than-temporary impairment charges. The Corporation recorded $1.4 million of other-than-temporary impairment charges for pooled trust preferred securities issued by financial institutions and $331,000 of other-than-temporary impairment charges for certain financial institution stocks.

The $1.3 million of investment securities losses for the first half of 2010 resulted from $7.2 million of net gains on the sales of securities, which were more than offset by $7.1 million of other-than-temporary impairment charges for debt securities issued by financial institutions and $1.3 million of other-than-temporary impairment charges for certain financial institution stocks. See Note C, “Investment Securities” in the Notes to Consolidated Financial Statements for additional details.

Other Expenses

The following table presents the components of other expenses:

	Six months ended June 30		Increase (decrease)
	2011	2010	$	%
	(dollars in thousands)

Salaries and employee benefits	$110,378	$106,999	$3,379	3.2%
Net occupancy expense	22,240	22,169	71	0.3
FDIC insurance expense	8,018	10,090	(2,072)	(20.5)
Data processing	6,586	6,728	(142)	(2.1)
Equipment expense	6,509	5,754	755	13.1
Professional fees	5,951	5,581	370	6.6
Marketing	4,699	4,101	598	14.6
OREO and repossession expense	4,545	4,556	(11)	(0.2)
Telecommunications	4,192	4,356	(164)	(3.8)
Software	4,004	3,320	684	20.6
Supplies	2,791	2,698	93	3.4
Postage	2,694	2,760	(66)	(2.4)
Intangible amortization	2,350	2,655	(305)	(11.5)
Other	19,084	19,360	(276)	(1.4)

Total	$204,041	$201,127	$2,914	1.4%

Salaries and employee benefits increased $3.4 million, or 3.2%, with salaries increasing $4.2 million, or 4.8%, and employee benefits decreasing $829,000, or 4.2%. The increase in salaries was due to the ending of a 12-month freeze on merit increases in March 2010, normal merit increases, a $1.2 million increase in incentive compensation and a $490,000 increase in stock-based compensation expense.

The $829,000 decrease in employee benefits was primarily due to a decrease in healthcare costs, partially offset by an increase in severance costs.

The $2.1 million, or 20.5%, decrease in FDIC insurance expense was due to a change in the assessment base, which, effective April 1, 2011 was based on total average assets minus average tangible equity, compared to average domestic deposits for the first half of 2010. This change accounted for $1.5 million of the decrease, with the remaining decrease mostly due to the Corporation opting out of the Transaction Account Guarantee program on July 1, 2010.

The $755,000, or 13.1%, increase in equipment expense was due to higher depreciation expense, primarily related to the addition of assets supporting the Corporation’s information technology infrastructure, and increased maintenance costs. The $370,000, or 6.6%, increase in professional fees was primarily due to an increase in legal fees associated with the collection and workout efforts for non-performing loans. The $598,000, or 14.6%, increase in marketing expense was primarily due to the timing of promotional campaigns. The $305,000, or 11.5%, decrease in intangible amortization was primarily due to a decrease in core deposit intangibles amortization. The $684,000, or 20.6%, increase in software expense was due to increased maintenance costs, mainly due to desktop software upgrades for virtually all employees.

The $276,000, or 1.4%, decrease in other expenses was due to a $1.4 million decrease in reserves associated with the potential repurchase of previously sold residential mortgage and home equity loans recorded during the first half of 2011 as the Corporation’s exposure to future repurchases was reduced as a result of entering into settlement agreements with certain secondary market investors. This decrease was partially offset by a $695,000 increase in provisions for debit card rewards points earned and an increase in information technology consulting costs.

Income Taxes

Income tax expense for the first half of 2011 was $25.5 million, a $5.0 million, or 24.2%, increase from $20.6 million in 2010. The increase was primarily due to the increase in income before income taxes.

The Corporation’s effective tax rate was 26.7% in 2011, as compared to 25.8% in 2010. The effective rate is generally lower than the Federal statutory rate of 35% due to investments in tax-free municipal securities and Federal tax credits earned from investments in low and moderate-income housing partnerships. The effective rate for the first half of 2011 is higher than the same period in 2010 due to non-taxable income and tax credits having a smaller impact on the effective tax rate due to the higher level of income before income taxes.

FINANCIAL CONDITION

Total assets decreased $308.1 million, or 1.9%, to $16.0 billion at June 30, 2011 from $16.3 billion at December 31, 2010.

Investment securities decreased $198.4 million, or 6.9%. During the first half of 2011, proceeds from the sales and maturities of collateralized mortgage obligations and mortgage-backed securities were not fully reinvested in the investment portfolio due to few attractive investment options in the current rate environment.

The Corporation experienced an $80.8 million, or 0.7%, decrease in loans, net of unearned income. Construction loans decreased $119.6 million, or 14.9%, due to paydowns on existing loans exceeding new originations. Also contributing to the decrease in loans was a $25.5 million, or 0.7%, decrease in commercial loans, a $19.2 million, or 5.5%, decrease in consumer loans and a $15.2 million, or 0.9%, decrease in home equity loans, all a by-product of continued weak demand. Offsetting these decreases was a $67.0 million, or 1.5%, increase in commercial mortgages and a $27.7 million, or 2.8%, increase in residential mortgages. Commercial mortgage growth has been throughout the Corporation’s footprint. Residential mortgages increased as certain 10 and 15 year fixed rate mortgages and certain adjustable rate mortgages are being held in portfolio rather than sold in the secondary market.

Other assets decreased $171.7 million, or 27.3%, primarily due to $142.9 million of investment security sales that had not settled as of December 31, 2010 and a $20.2 million decrease in net deferred Federal taxes, mainly a result of an increase in unrealized gains on the Corporation’s investment portfolio.

Deposits decreased $125.7 million, or 1.0%, due to a decrease in time deposits of $354.8 million, or 7.7%, partially offset by an increase in demand and savings deposits of $229.1 million, or 3.0%. The increase in demand and saving accounts was due to a $200.9 million, or 8.3%, increase in business account balances and a $43.0 million, or 3.1%, increase in municipal account balances, partially offset by a $25.7 million, or 0.7%, decrease in personal account balances.

Short-term borrowings decreased $127.5 million, or 18.9%, mainly in Federal funds purchased, which decreased $101.7 million, or 38.0%. The decrease in short-term borrowings largely resulted from the Corporation’s overall liquidity position, which was enhanced by a decrease in investments and loans. Long-term debt decreased $93.9 million, or 8.4%, as a result of FHLB advance maturities, which were not replaced.

Other liabilities decreased $30.1 million, or 16.8%, primarily due to $26.4 million of investment security purchases that had not settled as of December 31, 2010.

Capital Resources

Total shareholders’ equity increased $72.9 million, or 3.9%, during the first half of 2011. The increase was due to $70.2 million of net income and a $17.7 million increase in holding gains on available for sale investment securities, partially offset by $18.0 million of dividends on common shares outstanding.

As a result of the continued growth in earnings, the Corporation increased its dividend to common shareholders to $0.05 cents per share for the second quarter of 2011, a two cent, or 66.7%, increase in comparison to the second quarter of 2010. For the first half of 2011, the Corporation’s $0.09 cent dividend per common share represented a 50.0% increase in comparison to the $0.06 cent dividend per common share for the same period in 2010.

The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s consolidated financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of June 30, 2011, the Corporation and each of its bank subsidiaries met the minimum requirements. In addition, each of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements, where applicable:

	June 30	December 31	Regulatory Minimum Capital
	2011	2010	Adequacy
Total Capital (to Risk-Weighted Assets)	14.8%	14.2%	8.0%
Tier I Capital (to Risk-Weighted Assets)	12.3%	11.6%	4.0%
Tier I Capital (to Average Assets)	9.9%	9.4%	4.0%

Tangible common equity to tangible assets (1)	9.1%	8.5%	N/A
Tangible common equity to risk weighted assets (2)	11.3%	10.5%	N/A

(1)	Ending common shareholders’ equity, net of goodwill and intangible assets, divided by ending assets, net of goodwill and intangible assets.
(2)	Ending common shareholders’ equity, net of goodwill and intangible assets, divided by risk-weighted assets.

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

The U.S. banking regulators have not yet proposed regulations implementing Basel III, but are expected to do so in the near future. As of June 30, 2011, the Corporation met the fully phased-in minimum capital ratios required for each of the capital measures included in Basel III.

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

The Corporation’s sources and uses of cash were discussed in general terms in the net interest income section of Management’s Discussion. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during the first half of 2011 generated $204.9 million of cash, mainly due to net income, as adjusted for non-cash expenses, most notably the provision for credit losses, and a decrease in loans held for sale and other assets. Cash flows provided by investing activities were $238.8 million, due mainly to proceeds from the maturities and sales of investment securities, partially offset by purchases of investment securities and a net increase in short-term investments. Net cash used in financing activities was $358.0 million as a net decrease in time deposits and repayments of short-term borrowings and long-term debt exceeded cash inflows from demand and savings deposits increases.

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

Equity Market Price Risk

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s equity investments consisted of $88.6 million of Federal Home Loan Bank (FHLB) and Federal Reserve Bank stock, $33.3 million of common stocks of publicly traded financial institutions, and $7.0 million of other equity investments. The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had a cost basis of approximately $31.2 million and fair value of $33.3 million at June 30, 2011. Gross unrealized gains in this portfolio were $3.7 million, and gross unrealized losses were $1.6 million.

The Corporation has evaluated whether any unrealized losses on individual equity investments constituted other-than-temporary impairment, which would require a write-down through a charge to earnings. Based on the results of such evaluations, the Corporation recorded write-downs of $34,000 and $331,000 for specific financial institution stocks that were deemed to exhibit other-than-temporary impairment in value during the three and six months ended June 30, 2011, respectively. Additional impairment charges may be necessary in the future depending upon the performance of the equity markets in general and the performance of the individual investments held by the Corporation. See Note C, “Investment Securities” in the Notes to Consolidated Financial Statements for additional details.

Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the issuers. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation’s equity securities are classified as trading. Future cash flows from these investments are not provided in the table on page 62 as such investments do not have maturity dates.

Another source of equity market price risk is the investment in FHLB stock, which the Corporation is required to own in order to borrow funds from the FHLB. As of June 30, 2011, the Corporation’s investment in FHLB stock was $69.4 million. FHLBs obtain funding primarily through the issuance of consolidated obligations of the FHLB system. The U.S. government does not guarantee these obligations, and each of the FHLB banks is, generally, jointly and severally liable for repayment of each other’s debt. The FHLB system has experienced financial stress, and some of the regional banks within the FHLB system have suspended or reduced their dividends, or eliminated the ability of members to redeem capital stock. The Corporation’s FHLB stock and its ability to obtain FHLB funds could be adversely impacted if the financial health of the FHLB system worsens.

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

Municipal Securities

As of June 30, 2011, the Corporation had $355.6 million of municipal securities issued by various municipalities in its investment portfolio. Ongoing uncertainty with respect to the financial viability of municipal insurers places much greater emphasis on the underlying strength of issuers. Increasing pressure on local tax revenues of issuers due to adverse economic conditions could also have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily on the underlying credit worthiness of the issuing municipality and then, to a lesser extent, on the credit enhancement corresponding to the individual issuance. As of June 30, 2011, approximately 95% of municipal securities were supported by the general obligation of corresponding municipalities. In addition, approximately 71% of these securities were school district issuances that are supported by the general obligation of the corresponding municipalities.

Auction Rate Certificates

The Corporation’s debt securities include investments in student loan auction rate securities, also known as auction rate certificates (ARCs), with a cost basis of $267.3 million and a fair value of $255.1 million, or 1.6% of total assets, at June 30, 2011.

ARCs are long-term securities structured to allow their sale in periodic auctions, resulting in both the treatment of ARCs as short-term instruments in normal market conditions and fair values that could be derived based on periodic auction prices. However, beginning in 2008, market auctions for these securities began to fail due to an insufficient number of buyers, resulting in an illiquid market. This illiquidity has resulted in recent market prices that represent forced liquidations or distressed sales and do not provide an accurate basis for fair value. Therefore, at June 30, 2011, the fair values of the ARCs were derived using significant unobservable inputs based on an expected cash flow model which produced fair values that were materially different from those that would be expected from settlement of these investments in the illiquid market that presently exists. The expected cash flow model produced fair values which assumed a return to market liquidity sometime within the next three years.

The credit quality of the underlying debt associated with ARCs is also a factor in the determination of their estimated fair value. As of June 30, 2011, approximately $205 million, or 80%, of the ARCs were rated above investment grade, with approximately $156 million, or 61%, AAA rated. Approximately $50 million, or 20%, of ARCs were rated below investment grade by at least one ratings agency or not rated. Of this amount, approximately $29 million, or 59%, of the student loans underlying the ARCs have principal payments which are guaranteed by the Federal government. In total, approximately $225 million, or 89%, of the student loans underlying the ARCs have principal payments which are guaranteed by the Federal government. As of June 30, 2011, all ARCs were current and making scheduled interest payments.

Corporate Debt Securities

The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities and subordinated debt issued by financial institutions, as presented in the following table:

	June 30, 2011
	Amortized cost	Estimated fair value
	(in thousands)

Single-issuer trust preferred securities	$87,338	$82,785
Subordinated debt	35,051	37,527
Pooled trust preferred securities	6,636	5,433

Total corporate debt securities issued by financial institutions	129,025	125,745

The fair values for pooled trust preferred securities and certain single-issuer trust preferred securities were based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers.

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $4.6 million at June 30, 2011. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities during the three or six months ended June 30, 2011 or 2010, respectively. The Corporation held 13 single-issuer trust preferred securities that were rated below investment grade by at least one ratings agency, with an amortized cost of $40.1 million and an estimated fair value of $39.8 million at June 30, 2011. The majority of the single-issuer trust preferred securities rated below investment grade were rated BB or Baa. Single-issuer trust preferred securities with an amortized cost of $11.8 million and an estimated fair value of $10.3 million at June 30, 2011 were not rated by any ratings agency.

The Corporation holds ten pooled trust preferred securities. As of June 30, 2011, nine of these securities, with an amortized cost of $6.0 million and an estimated fair value of $4.9 million, were rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. For each of the nine pooled trust preferred securities rated below investment grade, the class of securities held by the Corporation is below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool. The Corporation determines the fair value of pooled trust preferred securities based on quotes provided by third-party brokers.

The amortized cost of pooled trust preferred securities is the purchase price of the securities, net of cumulative credit related other-than-temporary impairment charges, determined using an expected cash flows model. The most significant input to the expected cash flows model was the expected payment deferral rate for each pooled trust preferred security. The Corporation evaluates the financial metrics, such as capital ratios and non-performing asset ratios, of the individual financial institution issuers that comprise each pooled trust preferred security to estimate its expected deferral rate. The actual weighted average cumulative defaults and deferrals as a percentage of original collateral were approximately 38% as of June 30, 2011. The discounted cash flow modeling for pooled trust preferred securities held by the Corporation as of June 30, 2011 assumed, on average, an additional 19% expected deferral rate.

During the three and six months ended June 30, 2011, the Corporation recorded $359,000 and $1.4 million of other-than-temporary impairment losses for pooled trust preferred securities based on an expected cash flows model. Additional impairment charges for debt securities may be necessary in the future depending upon the performance of the individual investments held by the Corporation.

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

	Expected Maturity Period							Estimated
	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond	Total	Fair Value

Fixed rate loans (1)	$1,027,433	$474,141	$364,080	$283,097	$263,787	$618,480	$3,031,018	$3,105,088
Average rate	4.12%	6.09%	6.11%	6.04%	5.93%	5.56%	5.30%

Floating rate loans (1) (2)	1,581,286	899,105	856,739	792,513	1,858,789	2,817,384	8,805,816	8,727,713
Average rate	4.52%	4.79%	4.67%	4.71%	4.29%	5.27%	4.77%

Fixed rate investments (3)	527,357	354,926	238,722	187,117	150,485	691,347	2,149,954	2,222,490
Average rate	4.09%	4.27%	4.34%	4.23%	4.30%	3.79%	4.08%

Floating rate investments (3)	0	0	267,402	155	4,895	57,721	330,173	311,594
Average rate	—%	—%	2.77%	1.62%	0.95%	2.27%	2.66%

Other interest-earning assets	172,100	0	0	0	0	0	172,100	172,100
Average rate	2.26%	—%	—%	—%	—%	—%	2.26%

Total	$3,308,176	$1,728,172	$1,726,943	$1,262,882	$2,277,956	$4,184,932	$14,489,061	$14,538,985
Average rate	4.21%	5.04%	4.63%	4.93%	4.48%	5.03%	4.70%

Fixed rate deposits (4)	$2,237,286	$800,076	$413,274	$156,385	$115,999	$12,965	$3,735,985	$3,776,790
Average rate	1.18%	2.31%	2.36%	2.61%	2.50%	2.28%	1.66%

Floating rate deposits (5)	4,231,013	517,596	433,006	413,915	323,674	162,698	6,081,902	6,081,902
Average rate	0.40%	0.24%	0.21%	0.19%	0.18%	0.22%	0.34%

Fixed rate borrowings (6)	104,161	5,893	5,940	151,110	496	737,040	1,004,640	913,228
Average rate	4.02%	2.91%	5.51%	4.57%	4.51%	4.97%	4.80%

Floating rate borrowings (7)	546,858	0	0	0	0	20,620	567,478	551,761
Average rate	0.16%	—%	—%	—%	—%	2.62%	0.25%

Total	$7,119,318	$1,323,565	$852,220	$721,410	$440,169	$933,323	$11,390,005	$11,323,681
Average rate	0.68%	1.50%	1.29%	1.64%	0.80%	4.05%	1.16%

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments. Excludes $15.7 million of overdraft deposit balances.
(2)	Line of credit amounts are based on historical cash flow assumptions, with an average life of approximately 5 years.
(3)	Amounts are based on contractual maturities; adjusted for expected prepayments on mortgage-backed securities and collateralized mortgage obligations and expected calls on agency and municipal securities.
(4)	Amounts are based on contractual maturities of time deposits.
(5)	Estimated based on history of deposit flows.
(6)	Amounts are based on contractual maturities of debt instruments, adjusted for possible calls. Amounts also include junior subordinated deferrable interest debentures.
(7)	Amounts include Federal Funds purchased, short-term promissory notes and securities sold under agreements to repurchase, which mature in less than 90 days, in addition to junior subordinated deferrable interest debentures.

The preceding table and discussion addressed the liquidity implications of interest rate risk and focused on expected cash flows from financial instruments. Expected maturities, however, do not necessarily reflect the net interest impact of interest rate changes. Certain financial instruments, such as adjustable rate loans, have repricing periods that differ from expected cash flows periods.

Included within the $8.8 billion of floating rate loans above are $3.8 billion of loans, or 43.2% of the total, that float with the prime interest rate, $1.3 billion, or 14.8%, of loans that float with other interest rates, primarily LIBOR, and $3.7 billion, or 42.0%, of adjustable rate loans. The $3.7 billion of adjustable rate loans include loans that are fixed rate instruments for a certain period of time, and then convert to floating rates.

The following table presents the percentage of adjustable rate loans, at June 30, 2011, stratified by the period until their next repricing:

Percent of Total Adjustable Rate Loans
One year	23.0%
Two years	23.1
Three years	18.8
Four years	15.6
Five years	13.5
Greater than five years	6.0

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

As of June 30, 2011, approximately $5.1 billion of loans had interest rate floors, with approximately $3.0 billion priced at their interest rate floor. Of this total, approximately $2.7 billion have repricing dates during the third quarter of 2011. The weighted average interest rate increase that would be necessary for these loans to begin repricing to higher rates was approximately 0.84%.

Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into repricing periods. The sum of assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits having no contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans, mortgage-backed securities and collateralized mortgage obligations includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative six-month ratio of rate sensitive assets to rate sensitive liabilities (RSA/RSL) to a range of 0.85 to 1.15. As of June 30, 2011, the cumulative six-month ratio of RSA/RSL was 1.14.

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

The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock	Annual change in net interest income	% Change
+300 bp	+ $ 57.8 million	+10.0%
+200 bp	+ $ 33.2 million	+5.7%
+100 bp	+ $10.3 million	+1.8%
–100 bp (1)	– $ 8.0 million	–1.4%

(1)	Because certain current short-term interest rates are at or below 1.00%, the 100 basis point downward shock assumes that corresponding short-term interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis points downward shock.

Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point shock movement in interest rates. As of June 30, 2011, the Corporation was within policy limits for every 100 basis point shock movement in interest rates.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation and its subsidiaries are involved in various legal proceedings in the ordinary course of the business of the Corporation. The Corporation periodically evaluates the possible impact of pending litigation matters based on, among other factors, the advice of counsel, available insurance coverage and recorded liabilities and reserves for probable legal liabilities and costs. As of the date of this report, the Corporation believes that any liabilities, individually or in the aggregate, which may result from the final outcomes of pending proceedings are not expected to have a material adverse effect on the financial position, the operating results and/or the liquidity of the Corporation. However, litigation is often unpredictable and the actual results of litigation cannot be determined with certainty and, therefore, the ultimate resolution of any matter and the possible range of liabilities associated with potential outcomes may need to be reevaluated in the future.

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

FULTON FINANCIAL CORPORATION

Date:	August 8, 2011	/s/ R. Scott Smith, Jr.
R. Scott Smith, Jr.
Chairman and Chief Executive Officer

Date:	August 8, 2011	/s/ Charles J. Nugent
Charles J. Nugent
Senior Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibits Required Pursuant

to Item 601 of Regulation S-K

3.1	Articles of Incorporation, as amended and restated, of Fulton Financial Corporation– Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K dated June 24, 2011.

3.2	Bylaws of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K dated September 18, 2008.

10.1	Agreement between Fulton Financial Corporation and Fiserv Solutions, Inc. dated June 23, 2011* – filed herewith.

10.2	Form of Restricted Stock Agreement between Fulton Financial Corporation and Directors of the Corporation as of July 1, 2011 – filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010; (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the three and six months ended June 30, 2011 and 2010; (iv) the Consolidated Statements of Cash Flows for the three and six months ended June 30, 2011 and 2010; and, (iv) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

*	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the SEC.