Form 10-Q
period 2011-09-30
FULTON FINANCIAL CORP
filed 2011-11-09
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011, or

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
Common Stock, $2.50 Par Value – 200,013,000 shares outstanding as of October 31, 2011.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

Item 1. Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Cash and due from banks	$291,870	$198,954
Interest-bearing deposits with other banks	256,360	33,297
Loans held for sale	63,554	83,940
Investment securities:
Held to maturity (estimated fair value of $6,774 in 2011 and $7,818 in 2010)	6,734	7,751
Available for sale	2,769,823	2,853,733
Loans, net of unearned income	11,895,655	11,933,307
Less: Allowance for loan losses	(266,978)	(274,271)
Net Loans	11,628,677	11,659,036
Premises and equipment	206,170	208,016
Accrued interest receivable	52,460	53,841
Goodwill	535,940	535,518
Intangible assets	9,158	12,461
Other assets	475,105	628,707
Total Assets	$16,295,851	$16,275,254
LIABILITIES
Deposits:
Noninterest-bearing	$2,535,744	$2,194,988
Interest-bearing	10,101,880	10,193,593
Total Deposits	12,637,624	12,388,581
Short-term borrowings:
Federal funds purchased	75,962	267,844
Other short-term borrowings	372,993	406,233
Total Short-Term Borrowings	448,955	674,077
Accrued interest payable	27,678	33,333
Other liabilities	171,430	179,424
Federal Home Loan Bank advances and long-term debt	1,025,505	1,119,450
Total Liabilities	14,311,192	14,394,865
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 216.0 million shares issued in 2011 and 215.4 million shares issued in 2010	540,000	538,492
Additional paid-in capital	1,423,149	1,420,127
Retained earnings	239,986	158,453
Accumulated other comprehensive income:
Unrealized gains on investment securities not other-than-temporarily impaired	35,414	22,354
Unrealized non-credit related losses on other-than-temporarily impaired debt securities	(1,064)	(2,355)
Unrecognized pension and postretirement plan costs	(4,451)	(4,414)
Unamortized effective portions of losses on forward-starting interest rate swaps	(2,988)	(3,090)
Accumulated Other Comprehensive Income	26,911	12,495
Treasury stock, 16.1 million shares in 2011 and 16.3 million shares in 2010, at cost	(245,387)	(249,178)
Total Shareholders’ Equity	1,984,659	1,880,389
Total Liabilities and Shareholders’ Equity	$16,295,851	$16,275,254

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
INTEREST INCOME
Loans, including fees	$149,460	$158,060	$448,707	$473,222
Investment securities:
Taxable	20,166	22,363	62,722	75,658
Tax-exempt	2,896	3,226	9,217	10,169
Dividends	698	686	2,077	2,075
Loans held for sale	425	919	1,417	2,142
Other interest income	91	102	225	358
Total Interest Income	173,736	185,356	524,365	563,624
INTEREST EXPENSE
Deposits	19,684	29,755	64,745	95,312
Short-term borrowings	151	267	573	1,206
Long-term debt	12,408	15,148	37,346	49,253
Total Interest Expense	32,243	45,170	102,664	145,771
Net Interest Income	141,493	140,186	421,701	417,853
Provision for credit losses	31,000	40,000	105,000	120,000
Net Interest Income After Provision for Credit Losses	110,493	100,186	316,701	297,853
OTHER INCOME
Service charges on deposit accounts	15,164	14,752	42,801	44,501
Other service charges and fees	12,507	11,540	36,698	33,174
Investment management and trust services	8,914	8,604	27,756	25,347
Mortgage banking income	7,942	12,399	19,454	20,447
Other	4,777	3,877	14,177	12,194
Total other-than-temporary impairment losses	(509)	(2,428)	(1,601)	(12,013)
Less: Portion of (gain) loss recognized in other comprehensive income (before taxes)	(80)	(387)	(672)	723
Net other-than-temporary impairment losses	(589)	(2,815)	(2,273)	(11,290)
Net gains on sale of investment securities	146	4,641	3,780	11,797
Net investment securities gains (losses)	(443)	1,826	1,507	507
Total Other Income	48,861	52,998	142,393	136,170
OTHER EXPENSES
Salaries and employee benefits	58,948	54,533	169,326	161,532
Net occupancy expense	10,790	10,519	33,030	32,688
FDIC insurance expense	3,732	4,709	11,750	14,799
Data processing	3,473	3,187	10,059	9,915
Other real estate owned and repossession expense	3,270	2,620	7,815	7,176
Professional fees	3,247	3,040	9,198	8,621
Equipment expense	3,032	2,956	9,541	8,710
Software	2,142	2,039	6,146	5,359
Marketing	1,923	2,601	6,622	6,702
Intangible amortization	953	1,293	3,303	3,948
Other	15,079	15,214	43,840	44,388
Total Other Expenses	106,589	102,711	310,630	303,838
Income Before Income Taxes	52,765	50,473	148,464	130,185
Income taxes	13,441	12,793	38,970	33,343
Net Income	39,324	37,680	109,494	96,842
Preferred stock dividends and discount accretion	—	(6,172)	—	(16,303)
Net Income Available to Common Shareholders	$39,324	$31,508	$109,494	$80,539

PER COMMON SHARE:
Net income (basic)	$0.20	$0.16	$0.55	$0.43
Net income (diluted)	0.20	0.16	0.55	0.43
Cash dividends	0.05	0.03	0.14	0.09
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

		Common Stock			Retained Earnings		Treasury Stock	Total
	Preferred Stock	Shares Outstanding	Amount	Additional Paid-in Capital		Accumulated Other Comprehensive Income
	(in thousands)
December 31, 2010	$—	199,050	$538,492	$1,420,127	$158,453	$12,495	$(249,178)	$1,880,389
Comprehensive income:
Net income					109,494			109,494
Other comprehensive income						14,416		14,416
Total comprehensive income								123,910
Stock issued, including related tax benefits		841	1,508	(451)			3,791	4,848
Stock-based compensation awards				3,473				3,473
Common stock cash dividends - $0.14 per share					(27,961)			(27,961)
September 30, 2011	$—	199,891	$540,000	$1,423,149	$239,986	$26,911	$(245,387)	$1,984,659

December 31, 2009	$370,290	176,364	$482,491	$1,257,730	$71,999	$7,458	$(253,486)	$1,936,482
Comprehensive income:
Net income					96,842			96,842
Other comprehensive income						28,332		28,332
Total comprehensive income								125,174
Stock issued, including related tax benefits		22,519	55,751	171,205			3,283	230,239
Stock-based compensation awards				1,428				1,428
Redemption of preferred stock and repurchase of common stock warrant	(376,500)			(10,800)				(387,300)
Preferred stock discount accretion	6,210				(6,210)			—
Preferred stock cash dividends					(12,498)			(12,498)
Common stock cash dividends - $0.09 per share					(17,215)			(17,215)
September 30, 2010	$—	198,883	$538,242	$1,419,563	$132,918	$35,790	$(250,203)	$1,876,310

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$109,494	$96,842
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	105,000	120,000
Depreciation and amortization of premises and equipment	15,824	15,371
Net amortization of investment securities premiums	2,596	2,916
Investment securities gains	(1,507)	(507)
Net decrease (increase) in loans held for sale	20,386	(17,856)
Amortization of intangible assets	3,303	3,948
Stock-based compensation	3,473	1,428
Decrease in accrued interest receivable	1,381	3,348
Decrease (increase) in other assets	13,599	(9,424)
Decrease in accrued interest payable	(5,655)	(11,194)
Decrease in other liabilities	(18,862)	(17,527)
Total adjustments	139,538	90,503
Net cash provided by operating activities	249,032	187,345
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	419,803	401,518
Proceeds from maturities of securities held to maturity	388	382
Proceeds from maturities of securities available for sale	440,475	567,825
Purchase of securities held to maturity	(28)	(194)
Purchase of securities available for sale	(616,586)	(467,698)
Increase in short-term investments	(223,063)	(176,830)
Net increase in loans	(74,029)	(70,873)
Net purchases of premises and equipment	(13,978)	(15,169)
Net cash (used in) provided by investing activities	(67,018)	238,961
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	728,652	892,809
Net decrease in time deposits	(479,609)	(422,606)
Decrease in short-term borrowings	(225,122)	(397,859)
Additions to long-term debt	—	47,900
Repayments of long-term debt	(93,945)	(389,160)
Net proceeds from issuance of stock	4,848	230,239
Redemption of preferred stock and common stock warrant	—	(387,300)
Dividends paid	(23,922)	(29,037)
Net cash used in financing activities	(89,098)	(455,014)

Net Increase (Decrease) in Cash and Due From Banks	92,916	(28,708)
Cash and Due From Banks at Beginning of Period	198,954	284,508
Cash and Due From Banks at End of Period	$291,870	$255,800

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$108,319	$156,965
Income taxes	21,216	41,018
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – Basis of Presentation
The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the Corporation) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission (SEC).

NOTE B – Net Income Per Common Share and Other Comprehensive Income
The Corporation’s basic net income per common share is calculated as net income available to common shareholders divided by the weighted average number of common shares outstanding. Net income available to common shareholders is calculated as net income less accrued dividends and discount accretion related to preferred stock.
For diluted net income per common share, net income available to common shareholders is divided by the weighted average number of common shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation’s common stock equivalents consist of outstanding stock options, restricted stock and common stock warrants. As of September 30, 2011 and September 30, 2010, there were no outstanding common stock warrants.
A reconciliation of weighted average common shares outstanding used to calculate basic net income per common share and diluted net income per common share follows.

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
		(in thousands)
Weighted average shares outstanding (basic)	199,028	198,282	198,801	188,306
Effect of dilutive securities	786	510	743	529
Weighted average shares outstanding (diluted)	199,814	198,792	199,544	188,835
For the three and nine months ended September 30, 2011, 5.8 million and 5.0 million stock options, respectively, were excluded from the diluted net income per share computation as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2010, 5.8 million and 5.4 million stock options, respectively, were excluded from the diluted net income per share computation as their effects would have been anti-dilutive.

The following table presents the components of other comprehensive income:

	Nine Months Ended September 30
	2011	2010
	(in thousands)
Unrealized gain on securities (net of an $8.2 million and $16.4 million tax effect in 2011 and 2010, respectively)	$15,143	$30,390
Non-credit related unrealized gain (loss) on other-than-temporarily impaired debt securities (net of a $100,000 and $1.0 million tax effect in 2011 and 2010, respectively)	187	(1,886)
Unrealized gain on derivative financial instruments (net of a $55,000 tax effect in 2011 and 2010) (1)	102	102
(Accretion) amortization of net unrecognized pension and postretirement items (net of a $19,000 and $30,000 tax effect in 2011 and 2010, respectively)	(37)	55
Reclassification adjustment for securities gains included in net income (net of a $527,000 and $177,000 tax effect in 2011 and 2010, respectively)	(979)	(329)
Other comprehensive income	$14,416	$28,332

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

NOTE C – Investment Securities
The following tables present the amortized cost and estimated fair values of investment securities:

Held to Maturity at September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government sponsored agency securities	$5,987	$—	$(7)	$5,980
State and municipal securities	179	—	—	179
Mortgage-backed securities	568	47	—	615
	$6,734	$47	$(7)	$6,774
Available for Sale at September 30, 2011
Equity securities	$123,483	$2,291	$(5,408)	$120,366
U.S. Government securities	1,325	—	—	1,325
U.S. Government sponsored agency securities	4,735	110	(1)	4,844
State and municipal securities	320,969	13,091	—	334,060
Corporate debt securities	130,455	4,892	(12,912)	122,435
Collateralized mortgage obligations	1,078,396	29,212	(353)	1,107,255
Mortgage-backed securities	802,142	36,763	(69)	838,836
Auction rate securities	255,472	283	(15,053)	240,702
	$2,716,977	$86,642	$(33,796)	$2,769,823

Held to Maturity at December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government sponsored agency securities	$6,339	$—	$(1)	$6,338
State and municipal securities	346	—	—	346
Mortgage-backed securities	1,066	68	—	1,134
	$7,751	$68	$(1)	$7,818
Available for Sale at December 31, 2010
Equity securities	$133,570	$3,872	$(974)	$136,468
U.S. Government securities	1,649	—	—	1,649
U.S. Government sponsored agency securities	4,888	172	(2)	5,058
State and municipal securities	345,053	6,003	(1,493)	349,563
Corporate debt securities	137,101	3,808	(16,123)	124,786
Collateralized mortgage obligations	1,085,613	23,457	(5,012)	1,104,058
Mortgage-backed securities	843,446	31,080	(3,054)	871,472
Auction rate securities	271,645	892	(11,858)	260,679
	$2,822,965	$69,284	$(38,516)	$2,853,733
Securities carried at $1.9 billion as of September 30, 2011 and December 31, 2010 were pledged as collateral to secure public and trust deposits and customer repurchase agreements. Available for sale equity securities include restricted investment securities issued by the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank totaling $85.4 million and $96.4 million as of September 30, 2011 and December 31, 2010, respectively.
The amortized cost and estimated fair values of debt securities as of September 30, 2011, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$6,052	$6,045	$70,852	$71,305
Due from one year to five years	114	114	46,088	47,500
Due from five years to ten years	—	—	127,391	135,592
Due after ten years	—	—	468,625	448,969
	6,166	6,159	712,956	703,366
Collateralized mortgage obligations	—	—	1,078,396	1,107,255
Mortgage-backed securities	568	615	802,142	838,836
	$6,734	$6,774	$2,593,494	$2,649,457

The following table presents information related to the Corporation’s gains and losses on the sales of equity and debt securities, and losses recognized for the other-than-temporary impairment of investments:

	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net Gains (Losses)
	(in thousands)
Three months ended September 30, 2011
Equity securities	$146	$—	$(244)	$(98)
Debt securities	—	—	(345)	(345)
Total	$146	$—	$(589)	$(443)
Three months ended September 30, 2010:
Equity securities	$601	$(391)	$(480)	$(270)
Debt securities	4,485	(54)	(2,335)	2,096
Total	$5,086	$(445)	$(2,815)	$1,826
Nine months ended September 30, 2011
Equity securities	$194	$—	$(575)	$(381)
Debt securities	3,605	(19)	(1,698)	1,888
Total	$3,799	$(19)	$(2,273)	$1,507
Nine months ended September 30, 2010:
Equity securities	$1,451	$(391)	$(1,813)	$(753)
Debt securities	10,809	(72)	(9,477)	1,260
Total	$12,260	$(463)	$(11,290)	$507
The other-than-temporary impairment charges for equity securities during the three and nine months ended September 30, 2011 and 2010, respectively, were for investments in stocks of financial institutions. Other-than-temporary impairment charges related to financial institution stocks were due to the severity and duration of the declines in fair values of certain bank stock holdings, in conjunction with management’s assessment of the near-term prospects of each specific issuer. As of September 30, 2011, after other-than-temporary impairment charges, the financial institutions stock portfolio had a cost basis of $31.1 million and a fair value of $27.9 million.
The credit related other-than-temporary impairment charges for debt securities during the three and nine months ended September 30, 2011, included $53,000 and $1.4 million, respectively, for investments in pooled trust preferred securities issued by financial institutions. In addition, during the third quarter of 2011, the Corporation recorded $292,000 of other-than-temporary impairment charges for investments in student loan auction rate securities, also known as auction rate certificates (ARCs). The credit related other-than-temporary impairment charges for debt securities during the three and nine months ended September 30, 2010 were for investments in pooled trust preferred securities issued by financial institutions. Other-than-temporary impairment charges related to debt securities were determined based on expected cash flows models.
The following table presents a summary of the cumulative credit related other-than-temporary impairment charges, recognized as components of earnings, for debt securities still held by the Corporation:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(in thousands)
Balance of cumulative credit losses on debt securities, beginning of period	$(28,876)	$(22,754)	$(27,560)	$(15,612)
Additions for credit losses recorded which were not previously recognized as components of earnings	(345)	(2,335)	(1,698)	(9,477)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	40	21	77	21
Balance of cumulative credit losses on debt securities, end of period	$(29,181)	$(25,068)	$(29,181)	$(25,068)

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
U.S. Government sponsored agency securities	$5,401	$(7)	$175	$(1)	$5,576	$(8)
Corporate debt securities	16,909	(1,060)	41,371	(11,852)	58,280	(12,912)
Collateralized mortgage obligations	101,324	(353)	—	—	101,324	(353)
Mortgage-backed securities	26,100	(69)	—	—	26,100	(69)
Auction rate securities	37,059	(1,915)	182,341	(13,138)	219,400	(15,053)
Total debt securities	186,793	(3,404)	223,887	(24,991)	410,680	(28,395)
Equity securities	13,747	(4,951)	1,316	(457)	15,063	(5,408)
	$200,540	$(8,355)	$225,203	$(25,448)	$425,743	$(33,803)
For its investments in equity securities, most notably its investments in stocks of financial institutions, management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider those investments with unrealized holding losses as of September 30, 2011 to be other-than-temporarily impaired.
The unrealized holding losses on ARCs are attributable to liquidity issues resulting from the failure of periodic auctions. Fulton Financial Advisors (FFA), the investment management and trust division of the Corporation’s Fulton Bank, N.A. subsidiary, held ARCs for some of its customers’ accounts. FFA had previously sold ARCs to customers as short-term investments with fair values that could be derived based on periodic auctions under normal market conditions. During 2008 and 2009, the Corporation purchased ARCs from customers due to the failure of these periodic auctions, which made these previously short-term investments illiquid.
As noted above, during the three months ended September 30, 2011, the Corporation recorded $292,000 of other-than-temporary impairment charges for two individual ARCs based on an expected cash flows model. After other-than-temporary impairment charges, the two other-than-temporarily impaired ARCs had a cost basis of $1.6 million and a fair value of $1.1 million. These other-than-temporarily impaired ARCs have principal payments supported by non-guaranteed private student loans, as opposed to Federally guaranteed student loans. In addition, the student loans underlying these other-than-temporarily impaired ARCs had actual defaults of approximately 16%, resulting in an erosion of parity levels, or the ratio of total underlying ARC collateral to total bond values, to approximately 85% as of September 30, 2011.
As of September 30, 2011, approximately $192 million, or 80%, of the ARCs were rated above investment grade, with approximately $144 million, or 60%, AAA rated. Approximately $49 million, or 20%, of ARCs were rated below investment grade by at least one ratings agency or were not rated. Of this amount, approximately $28 million, or 58%, of the student loans underlying the ARCs have principal payments which are guaranteed by the Federal government. In total, approximately $214 million, or 89%, of the student loans underlying the ARCs have principal payments which are guaranteed by the Federal government. As of September 30, 2011, all ARCs were current and making scheduled interest payments. Based on management’s evaluations, ARCs with a fair value of $241 million were not subject to any additional other-than-temporary impairment charges as of September 30, 2011. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be maturity.
The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the decline in market value of these securities is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation does not consider these investments to be other-than-temporarily impaired as of September 30, 2011.

The following table presents the amortized cost and estimated fair values of corporate debt securities:

	September 30, 2011		December 31, 2010
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$86,366	$77,861	$91,257	$81,789
Subordinated debt	35,080	36,754	34,995	35,915
Pooled trust preferred securities	6,464	5,275	8,295	4,528
Corporate debt securities issued by financial institutions	127,910	119,890	134,547	122,232
Other corporate debt securities	2,545	2,545	2,554	2,554
Available for sale corporate debt securities	$130,455	$122,435	$137,101	$124,786

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $8.5 million at September 30, 2011. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities during the three or nine months ended September 30, 2011 or 2010, respectively. The Corporation held 13 single-issuer trust preferred securities that were rated below investment grade by at least one ratings agency, with an amortized cost of $42.1 million and an estimated fair value of $38.7 million at September 30, 2011. The majority of the single-issuer trust preferred securities rated below investment grade were rated BB or Baa. Single-issuer trust preferred securities with an amortized cost of $10.8 million and an estimated fair value of $9.0 million at September 30, 2011 were not rated by any ratings agency.
The Corporation holds ten pooled trust preferred securities. As of September 30, 2011, nine of these securities, with an amortized cost of $5.8 million and an estimated fair value of $4.7 million, were rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. For each of the nine pooled trust preferred securities rated below investment grade, the class of securities held by the Corporation is below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool. The Corporation determines the fair value of pooled trust preferred securities based on quotes provided by third-party brokers.
The amortized cost of pooled trust preferred securities is the purchase price of the securities, net of cumulative credit related other-than-temporary impairment charges, determined using an expected cash flows model. The most significant input to the expected cash flows model was the expected payment deferral rate for each pooled trust preferred security. The Corporation evaluates the financial metrics, such as capital ratios and non-performing asset ratios, of the individual financial institution issuers that comprise each pooled trust preferred security to estimate its expected deferral rate. The actual weighted average cumulative defaults and deferrals as a percentage of original collateral were approximately 39% as of September 30, 2011. The discounted cash flow modeling for pooled trust preferred securities held by the Corporation as of September 30, 2011 assumed, on average, an additional 19% expected deferral rate.
Based on management’s evaluations, corporate debt securities with a fair value of $122.4 million were not subject to any additional other-than-temporary impairment charges as of September 30, 2011. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be maturity.

NOTE D – Loans and Allowance for Credit Losses
Loans, Net of Unearned Income
Loans, net of unearned income are summarized as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Real-estate – commercial mortgage	$4,491,155	$4,375,980
Commercial – industrial, financial and agricultural	3,690,164	3,704,384
Real-estate – home equity	1,630,880	1,641,777
Real-estate – residential mortgage	1,041,463	995,990
Real-estate – construction	648,398	801,185
Consumer	327,054	350,161
Leasing and other	59,337	61,017
Overdrafts	13,646	10,011
Loans, gross of unearned income	11,902,097	11,940,505
Unearned income	(6,442)	(7,198)
Loans, net of unearned income	$11,895,655	$11,933,307
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
Effective April 1, 2011, the Corporation revised and enhanced its allowance for credit loss methodology. The significant revisions to the methodology were as follows:

•
Change in the identification of loans evaluated individually for impairment – The population of loans evaluated individually for impairment was revised to include only loans on non-accrual status and impaired troubled debt restructurings (Impaired TDRs). Impaired TDRs represent TDRs that were: (1)  modified via a change in the interest rate that, at the time of restructuring, was favorable in comparison to rates offered for loans with similar risk characteristics; or (2) 90 days or more past due according to their modified terms; or (3) modified in the current year.

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

•
Quarterly evaluations of impaired loans – Due to the reduction in loans evaluated individually for impairment noted above, all loans evaluated individually for impairment are now measured for losses on a quarterly basis. Measurement may be on a more frequent basis if there is a significant change in the amount or timing of an impaired loan’s expected future cash flows, if actual cash flows are significantly different from the cash flows previously projected, or if the fair value of an impaired loan’s collateral significantly changes. In addition, the Corporation implemented a new appraisal policy which requires that impaired loans secured predominately by real estate have updated certified third-party appraisals, generally every 12 months.

Under the Corporation’s prior methodology, impaired loans were individually evaluated for impairment every 12 months or, if necessary, on a more frequent basis based on significant changes in expected future cash flows or significant changes in collateral values. For impaired loans secured predominately by real estate, decisions regarding whether an updated certified appraisal was necessary were made on a loan-by-loan basis.
As of September 30, 2011, approximately 83% of impaired loans with principal balances greater than $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using certified third-party appraisals that had been updated within the preceding 12 months. In comparison, as of March 31, 2011 and December 31, 2010, approximately 57% and 52%, respectively, of impaired loans with principal balances greater than $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using certified third-party appraisals that had been updated within the preceding 12 months.

•
Change in the determination of allocation needs on loans evaluated collectively for impairment – Under its new methodology, the Corporation revised and further disaggregated its pools of loans evaluated collectively for impairment. Similar to the prior methodology, pools are segmented by general loan types, and further segmented by collateral types, where appropriate. However, under the new methodology, pools are further disaggregated by internal credit risk ratings for commercial loans, commercial mortgages and construction loans and by delinquency status for residential mortgages, consumer loans and all other loan types.

Allowance allocations for each pool are determined through a regression analysis based on historical losses. The analysis computes loss rates based on a probability of default (PD) and loss given default (LGD). While the previous methodology utilized the same historical loss period, allowance allocations were computed based on weighted average charge-off rates as opposed to the use of a regression analysis, which computes PDs and LGDs based on historical losses as loans migrate through the various risk rating or delinquency categories.
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
Effective December 31, 2010, the Corporation adopted the provisions of FASB ASC Update 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASC Update 2010-20), for period end disclosures related to the credit quality of loans. In 2011, the Corporation adopted certain additional disclosure requirements of ASC Update 2010-20 related to credit quality activity during a reporting period, in this case for the three and nine months ended September 30, 2011.
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

The following table presents the components of the allowance for credit losses:

	September 30, 2011	December 31, 2010
	(in thousands)
Allowance for loan losses	$266,978	$274,271
Reserve for unfunded lending commitments	1,839	1,227
Allowance for credit losses	$268,817	$275,498
The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(in thousands)
Balance at beginning of period	$268,633	$280,377	$275,498	$257,553
Loans charged off	(32,897)	(38,797)	(119,101)	(100,321)
Recoveries of loans previously charged off	2,081	3,294	7,420	7,642
Net loans charged off	(30,816)	(35,503)	(111,681)	(92,679)
Provision for credit losses	31,000	40,000	105,000	120,000
Balance at end of period	$268,817	$284,874	$268,817	$284,874

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2011:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and Overdrafts	Unallocated	Total
	(in thousands)
Three months ended September 30, 2011
Balance at July 1, 2011	$73,598	$82,613	$9,560	$31,912	$30,570	$1,755	$1,787	$34,888	$266,683
Loans charged off	(5,730)	(14,840)	(1,158)	(1,514)	(8,535)	(634)	(486)	—	(32,897)
Recoveries of loans previously charged off	249	695	23	36	595	291	192	—	2,081
Net loans charged off	(5,481)	(14,145)	(1,135)	(1,478)	(7,940)	(343)	(294)	—	(30,816)
Provision for loan losses (1)	13,066	11,669	1,418	2,902	10,415	2,990	768	(12,117)	31,111
Balance at September 30, 2011	$81,183	$80,137	$9,843	$33,336	$33,045	$4,402	$2,261	$22,771	$266,978

Nine months ended September 30, 2011
Balance at January 1, 2011	$40,831	$101,436	$6,454	$17,425	$58,117	$4,669	$3,840	$41,499	$274,271
Loans charged off	(22,851)	(43,582)	(4,276)	(14,217)	(29,897)	(2,606)	(1,672)	—	(119,101)
Recoveries of loans previously charged off	1,975	2,089	26	270	1,237	1,033	790	—	7,420
Net loans charged off	(20,876)	(41,493)	(4,250)	(13,947)	(28,660)	(1,573)	(882)	—	(111,681)
Provision for loan losses	38,345	33,582	3,949	21,962	28,359	4,382	247	(26,438)	104,388
Impact of change in allowance methodology	22,883	(13,388)	3,690	7,896	(24,771)	(3,076)	(944)	7,710	—
Provision for loan losses, including impact of change in allowance methodology (1)	61,228	20,194	7,639	29,858	3,588	1,306	(697)	(18,728)	104,388
Balance at September 30, 2011	$81,183	$80,137	$9,843	$33,336	$33,045	$4,402	$2,261	$22,771	$266,978

(1)
Provision for loan losses is net of a $111,000 decrease and $612,000 increase in provision applied to unfunded commitments for the three and nine months ended September 30, 2011, respectively. The total provision for credit losses, comprised of allocations for both funded and unfunded loans, was $31.0 million and $105.0 million for the three and nine months ended September 30, 2011, respectively.

The following tables present loans, net of unearned income and their related allowance for loan losses, by portfolio segment, as of September 30, 2011 and December 31, 2010:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and Overdrafts	Unallocated (1)	Total
	(in thousands)
Allowance for loan losses at September 30, 2011:
Evaluated collectively for impairment under FASB ASC Subtopic 450-20	$47,914	$51,510	$9,843	$7,142	$20,480	$1,773	$2,205	$22,771	$163,638
Evaluated individually for impairment under FASB ASC Section 310-10-35	33,269	28,627	—	26,194	12,565	2,629	56	N/A	103,340
	$81,183	$80,137	$9,843	$33,336	$33,045	$4,402	$2,261	$22,771	$266,978

Loans, net of unearned income at September 30, 2011:
Evaluated collectively for impairment under FASB ASC Subtopic 450-20	$4,377,383	$3,603,914	$1,630,880	$975,463	$596,581	$322,113	$66,455	N/A	$11,572,789
Evaluated individually for impairment under FASB ASC Section 310-10-35	113,772	86,250	—	66,000	51,817	4,941	86	N/A	322,866
	$4,491,155	$3,690,164	$1,630,880	$1,041,463	$648,398	$327,054	$66,541	N/A	$11,895,655

Allowance for loan losses at December 31, 2010:
Evaluated collectively for impairment under FASB ASC Subtopic 450-20	$22,836	$32,323	$6,454	$11,475	$35,247	$4,669	$3,840	$41,499	$158,343
Evaluated individually for impairment under FASB ASC Section 310-10-35	17,995	69,113	—	5,950	22,870	—	—	N/A	115,928
	$40,831	$101,436	$6,454	$17,425	$58,117	$4,669	$3,840	$41,499	$274,271

Loans, net of unearned income at December 31, 2010:
Evaluated collectively for impairment under FASB ASC Subtopic 450-20	$4,217,660	$3,469,775	$1,641,777	$956,260	$660,238	$350,161	$63,830	N/A	$11,359,701
Evaluated individually for impairment under FASB ASC Section 310-10-35	158,320	234,609	—	39,730	140,947	—	—	N/A	573,606
	$4,375,980	$3,704,384	$1,641,777	$995,990	$801,185	$350,161	$63,830	N/A	$11,933,307

(1)
The Corporation’s unallocated allowance, which was approximately 9% and 15% as of September 30, 2011 and December 31, 2010, respectively, was reasonable and appropriate as the estimates used in the allocation process are inherently imprecise.

N/A – Not applicable.

Impaired Loans
A loan is considered to be impaired if the Corporation believes it is probable that all amounts will not be collected according to the contractual terms of the loan agreement.
An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. Impaired loans with balances greater than $1.0 million are evaluated individually for impairment. As of September 30, 2011 and December 31, 2010, substantially all of the Corporation’s individually evaluated impaired loans were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate in the case of impaired commercial mortgages, construction loans and residential mortgages, or business assets, such as accounts receivable or inventory, in the case of commercial loans. Commercial loans may also be secured by real property.
Impaired loans with balances less than $1.0 million are pooled and measured for impairment based on a statistical model which applies PDs and LGDs based on actual losses as loans migrate through the various risk rating or delinquency categories. These loans are included within the detail of impaired loans below.

The following table presents total impaired loans by class segment:

				Three Months Ended		Nine Months Ended
	September 30, 2011			September 30, 2011		September 30, 2011		December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$46,841	$39,132	N/A	$40,448	$78	$43,915	$568	$68,583	$54,251	N/A
Commercial - secured	37,193	33,334	N/A	34,474	10	31,426	171	38,366	27,745	N/A
Commercial - unsecured	300	297	N/A	149	—	221	3	710	587	N/A
Real estate - residential mortgage	—	—	N/A	—	—	5,303	43	21,598	21,212	N/A
Construction - commercial residential	43,455	19,617	N/A	18,528	1	23,154	185	69,624	32,354	N/A
Construction - commercial	2,607	2,318	N/A	2,902	—	2,911	21	5,637	2,125	N/A
Consumer - direct	199	199	N/A	100	—	50	—	—	—	N/A
	130,595	94,897		96,601	89	106,980	991	204,518	138,274
With a related allowance recorded:
Real estate - commercial mortgage	93,967	74,640	$33,269	73,076	140	79,898	1,129	111,190	104,069	$17,995
Commercial - secured	62,315	51,078	27,410	51,851	14	86,061	1,213	202,824	197,674	64,922
Commercial - unsecured	1,874	1,541	1,217	2,231	1	4,132	34	8,681	8,603	4,191
Real estate - residential mortgage	66,000	66,000	26,194	66,892	462	57,033	1,039	18,518	18,518	5,950
Construction - commercial residential	50,861	27,751	11,493	31,132	1	53,004	449	110,465	103,826	22,155
Construction - commercial	3,303	1,132	511	718	—	1,100	17	2,642	2,642	715
Construction - other	999	999	561	1,556	—	1,093	—	—	—	—
Consumer - direct	4,742	4,742	2,629	2,477	—	1,260	2	—	—	—
Leasing and other and Overdrafts	86	86	56	89	—	60	—	—	—	—
	284,147	227,969	103,340	230,022	618	283,641	3,883	454,320	435,332	115,928
Total	$414,742	$322,866	$103,340	$326,623	$707	$390,621	$4,874	$658,838	$573,606	$115,928

(1)
Effective April 1, 2011, all impaired loans, excluding certain accruing TDRs, were non-accrual loans. Interest income recognized for the three and nine months ended September 30, 2011 represents amounts earned on accruing TDRs.

N/A – Not applicable.
As of September 30, 2011 and December 31, 2010, there were $94.9 million and $138.3 million, respectively, of impaired loans that did not have a related allowance for loan loss. The estimated fair values of the collateral for these loans exceeded their carrying amount and, accordingly, no specific valuation allowance was considered to be necessary.
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

Credit Quality Indicators and Non-performing Assets

The following table presents internal credit risk ratings for commercial loans, commercial mortgages and certain construction loans, by class segment:

	Pass		Special Mention		Substandard or Lower		Total
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
	(in thousands)
Real estate - commercial mortgage	$3,953,387	$3,776,714	$214,970	$306,926	$322,798	$292,340	$4,491,155	$4,375,980
Commercial - secured	2,986,086	2,903,184	175,459	244,927	295,096	323,187	3,456,641	3,471,298
Commercial -unsecured	218,244	211,298	3,951	14,177	11,328	7,611	233,523	233,086
Total Commercial - industrial, financial and agricultural	3,204,330	3,114,482	179,410	259,104	306,424	330,798	3,690,164	3,704,384
Construction - commercial residential	176,628	251,159	39,947	84,774	143,791	156,966	360,366	492,899
Construction - commercial	213,309	222,357	7,691	10,221	12,633	11,859	233,633	244,437
Total Real estate - construction (excluding Construction - other)	389,937	473,516	47,638	94,995	156,424	168,825	593,999	737,336
	$7,547,654	$7,364,712	$442,018	$661,025	$785,646	$791,963	$8,775,318	$8,817,700

The following table presents a summary of delinquency and non-performing status for home equity, residential mortgages, real estate - construction - other and consumer loans by class segment:

	Performing		Delinquent (1)		Non-performing (2)		Total
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
	(in thousands)
Real estate - home equity	$1,606,705	$1,619,684	$12,078	$11,905	$12,097	$10,188	$1,630,880	$1,641,777
Real estate - residential mortgage	961,912	909,247	31,465	36,331	48,086	50,412	1,041,463	995,990
Real estate - construction - other	49,580	60,956	3,431	—	1,388	2,893	54,399	63,849
Consumer - direct	36,326	45,942	681	935	347	212	37,354	47,089
Consumer - indirect	155,555	166,531	2,085	2,275	125	290	157,765	169,096
Consumer - other	126,594	129,911	3,199	2,413	2,142	1,652	131,935	133,976
Total Consumer	318,475	342,384	5,965	5,623	2,614	2,154	327,054	350,161
Leasing and other and Overdrafts	65,666	63,087	763	516	112	227	66,541	63,830
	$3,002,338	$2,995,358	$53,702	$54,375	$64,297	$65,874	$3,120,337	$3,115,607

(1)	Includes all accruing loans 31 days to 89 days past due.

(2)	Includes all accruing loans 90 days or more past due and all non-accrual loans.
The following table presents non-performing assets:

	September 30, 2011	December 31, 2010
	(in thousands)
Non-accrual loans	$269,176	$280,688
Loans 90 days past due and accruing	41,427	48,084
Total non-performing loans	310,603	328,772
Other real estate owned (OREO)	37,399	32,959
Total non-performing assets	$348,002	$361,731
Effective July 1, 2011, the Corporation adopted the provisions of ASC Update 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (ASC Update 2011-02). ASC Update 2011-02 provides clarifying guidance for creditors when evaluating whether a restructuring constitutes a troubled debt restructuring. ASC Update 2011-02 provides additional guidance for when a creditor has granted a concession and whether a debtor is experiencing financial difficulty. This standards update was effective for the first interim or annual period beginning on or after June 15, 2011, and was applied retrospectively to January 1, 2011. The adoption of ASC Update 2011-02 did not impact the Corporation’s financial statements.

The following table presents TDRs, by class segment:

	September 30, 2011	December 31, 2010
	(in thousands)
Real-estate – residential mortgage	$36,113	$37,826
Real-estate – commercial mortgage	23,419	18,778
Real-estate – construction	5,871	5,440
Commercial – industrial, financial and agricultural	2,229	5,502
Consumer	194	263
Total accruing TDRs	67,826	67,809
Non-accrual TDRs (1)	49,432	51,175
Total TDRs	$117,258	$118,984

(1)	Included within non-accrual loans in table detailing non-performing assets above.

As of September 30, 2011 and December 31, 2010, there were $169,000 and $1.6 million, respectively, of commitments to lend additional funds to borrowers whose loans were modified under TDRs.

The following table presents loans modified as TDRs during the three and nine months ended September 30, 2011 by class segment:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Construction - commercial residential	2	$5,792	2	$5,792
Real estate - commercial mortgage	8	2,702	20	16,482
Commercial - secured	5	925	7	1,947
Real estate - residential mortgage	1	217	12	3,088
	16	$9,636	41	$27,309

The following table presents loans modified as TDRs within the previous 12 months which had a payment default during the three and nine months ended September 30, 2011, by class segment:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	( dollars in thousands)
Construction - commercial residential	2	$5,792	2	$5,792
Real estate - commercial mortgage	2	1,134	11	11,873
Real estate - residential mortgage	1	217	9	1,977
Commercial - secured	—	—	1	23
	5	$7,143	23	$19,665

The following table presents past due status and non-accrual loans by portfolio segment and class segment:

	September 30, 2011
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$24,083	$13,672	$4,890	$98,038	$102,928	$140,683	$4,350,472	$4,491,155
Commercial - secured	10,365	9,471	7,879	82,602	90,481	110,317	3,346,324	3,456,641
Commercial - unsecured	755	313	66	1,838	1,904	2,972	230,551	233,523
Total Commercial - industrial, financial and agricultural	11,120	9,784	7,945	84,440	92,385	113,289	3,576,875	3,690,164
Real estate - home equity	9,369	2,709	7,432	4,665	12,097	24,175	1,606,705	1,630,880
Real estate - residential mortgage	19,744	11,721	17,975	30,111	48,086	79,551	961,912	1,041,463
Construction - commercial residential	1,315	3,285	432	47,111	47,543	52,143	308,223	360,366
Construction - commercial	122	128	—	3,450	3,450	3,700	229,933	233,633
Construction - other	3,431	—	390	998	1,388	4,819	49,580	54,399
Total Real estate - construction	4,868	3,413	822	51,559	52,381	60,662	587,736	648,398
Consumer - direct	478	203	70	277	347	1,028	36,326	37,354
Consumer - indirect	1,741	344	125	—	125	2,210	155,555	157,765
Consumer - other	1,992	1,207	2,142	—	2,142	5,341	126,594	131,935
Total Consumer	4,211	1,754	2,337	277	2,614	8,579	318,475	327,054
Leasing and other and Overdrafts	548	215	26	86	112	875	65,666	66,541
	$73,943	$43,268	$41,427	$269,176	$310,603	$427,814	$11,467,841	$11,895,655

	December 31, 2010
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$15,898	$8,491	$6,744	$86,976	$93,720	$118,109	$4,257,871	$4,375,980
Commercial - secured	5,274	6,837	13,374	72,162	85,536	97,647	3,373,651	3,471,298
Commercial - unsecured	629	553	731	1,188	1,919	3,101	229,985	233,086
Total Commercial - industrial, financial and agricultural	5,903	7,390	14,105	73,350	87,455	100,748	3,603,636	3,704,384
Real estate - home equity	8,138	3,767	10,024	164	10,188	22,093	1,619,684	1,641,777
Real estate - residential mortgage	24,237	12,094	13,346	37,066	50,412	86,743	909,247	995,990
Construction - commercial residential	3,872	3,401	884	75,552	76,436	83,709	409,190	492,899
Construction - commercial	—	—	195	5,092	5,287	5,287	239,150	244,437
Construction - other	—	—	491	2,402	2,893	2,893	60,956	63,849
Total Real estate - construction	3,872	3,401	1,570	83,046	84,616	91,889	709,296	801,185
Consumer - direct	707	228	212	—	212	1,147	45,942	47,089
Consumer - indirect	1,916	359	290	—	290	2,565	166,531	169,096
Consumer - other	1,751	662	1,638	14	1,652	4,065	129,911	133,976
Total Consumer	4,374	1,249	2,140	14	2,154	7,777	342,384	350,161
Leasing and other and Overdrafts	473	43	155	72	227	743	63,087	63,830
	$62,895	$36,435	$48,084	$280,688	$328,772	$428,102	$11,505,205	$11,933,307

NOTE E – Mortgage Servicing Rights
The following table summarizes the changes in mortgage servicing rights (MSRs), which are included in other assets on the consolidated balance sheets:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(in thousands)
Amortized cost:
Balance at beginning of period	$32,809	$25,327	$30,700	$23,498
Originations of mortgage servicing rights	2,213	3,197	6,881	6,870
Amortization expense	(1,343)	(998)	(3,902)	(2,842)
Balance at end of period	$33,679	$27,526	$33,679	$27,526
Valuation allowance:
Balance at beginning of period	$(1,550)	$(1,000)	$(1,550)	$(1,000)
Additions	—	(550)	—	(550)
Balance at end of period	$(1,550)	$(1,550)	$(1,550)	$(1,550)

Net MSRs at end of period	$32,129	$25,976	$32,129	$25,976
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
The Corporation determined that the estimated fair value of MSRs was equal to their book value, net of the valuation allowance, at September 30, 2011. Therefore, no adjustment to the valuation allowance was necessary as of September 30, 2011.

NOTE F – Stock-Based Compensation
The fair value of equity awards granted to employees is recognized as compensation expense over the period during which employees are required to provide service in exchange for such awards. The Corporation grants equity awards to employees, consisting of stock options and restricted stock, under its Stock Option and Compensation Plan (Employee Option Plan). In addition, employees may purchase stock under the Corporation’s Employee Stock Purchase Plan.
The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(in thousands)
Stock-based compensation expense	$2,372	$817	$3,473	$1,428
Tax benefit	(746)	(192)	(1,001)	(320)
Stock-based compensation expense, net of tax	$1,626	$625	$2,472	$1,108

Stock option fair values are estimated on the date of grant through the use of the Black-Scholes valuation methodology. Restricted stock fair values are equal to the average trading price of the Corporation’s stock on the date of grant. Restricted stock awards earn dividends during the vesting period, which are forfeitable if the awards do not vest. Stock options and restricted stock have historically been granted annually on July 1, 2011st and become fully vested over or after a three-year vesting period. Certain events, as defined in the Employee Option Plan, result in the acceleration of the vesting of both stock options and restricted stock. As of September 30, 2011, the Employee Option Plan had 12.2 million shares reserved for future grants through 2013. On July 1, 2011, the Corporation granted approximately 616,000 stock options and 317,000 shares of restricted stock under its Employee

Option Plan.

On July 1, 2011, the Corporation also granted approximately 11,000 shares of restricted stock to non-employee directors of the holding company under its 2011 Directors’ Equity Participation Plan (Directors’ Plan) that become fully vested after one year. Under the Directors’ Plan, the Corporation can grant equity awards to non-employee holding company and affiliate directors in the form of stock options, restricted stock or common stock. As of September 30, 2011, the Directors’ Plan had 489,000 shares reserved for future grants through 2021.

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
The net periodic benefit cost for the Corporation’s Pension Plan and Postretirement Plan, as determined by consulting actuaries, consisted of the following components for the three and nine months ended September 30:

	Pension Plan
	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(in thousands)
Service cost (1)	$15	$26	$45	$78
Interest cost	853	842	2,559	2,526
Expected return on plan assets	(837)	(802)	(2,511)	(2,406)
Net amortization and deferral	72	119	216	357
Net periodic benefit cost	$103	$185	$309	$555

(1)
The Pension Plan service cost recorded for the three and nine months ended September 30, 2011 and 2010, respectively, was related to administrative costs associated with the plan and not due to the accrual of additional participant benefits.

	Postretirement Plan
	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(in thousands)
Service cost	$50	$48	$151	$146
Interest cost	107	110	321	330
Expected return on plan assets	(1)	(1)	(3)	(3)
Net accretion and deferral	(91)	(91)	(273)	(273)
Net periodic benefit cost	$65	$66	$196	$200

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
The following table presents a summary of the notional amounts and fair values of derivative financial instruments recorded on the consolidated balance sheets, none of which have been designated as hedging instruments:

	September 30, 2011		December 31, 2010
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers:
Positive fair values	$287,898	$6,947	$140,682	$777
Negative fair values	3,154	(26)	50,527	(760)
Net Interest Rate Locks with Customers		6,921		17
Forward Commitments:
Positive fair values	5,180	5	558,861	8,479
Negative fair values	297,192	(5,643)	—	—
Net Forward Commitments		(5,638)		8,479
Net derivative fair value asset		$1,283		$8,496

The following table presents a summary of the fair value gains and losses on derivative financial instruments for the three and nine months ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(in thousands)
Interest rate locks with customers	$4,902	$3,764	$6,904	$6,285
Forward commitments	(4,794)	2,005	(14,117)	(4,171)
Fair value gains (losses) on derivative financial instruments	$108	$5,769	$(7,213)	$2,114
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

The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Commitments to extend credit	$3,856,706	$3,780,824
Standby letters of credit	443,144	489,097
Commercial letters of credit	25,256	31,388
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
As of September 30, 2011, the reserve for losses on the potential repurchase of loans was $1.5 million. As of December 31, 2010, the reserve for losses on the potential repurchase of loans was $3.3 million.
Management believes that the reserves recorded as of September 30, 2011 are adequate for the known potential repurchases. However, continued declines in collateral values or the identification of additional loans to be repurchased could necessitate additional reserves in the future.
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

The following table presents a summary of the Corporation’s mortgage loans held for sale:

	September 30, 2011	December 31, 2010
	(in thousands)
Cost	$60,902	$84,604
Fair value	63,554	83,940
During the three and nine months ended September 30, 2011, the Corporation recorded gains related to changes in fair values of mortgage loans held for sale of $1.5 million and $3.3 million, respectively. For the three months ended September 30, 2010, the Corporation recorded losses related to changes in fair values of mortgage loans held for sale of $257,000. For the nine months ended September 30, 2010, the Corporation recorded gains related to changes in fair values of mortgage loans held for sale of $2.1 million.

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
Items Measured at Fair Value on a Recurring Basis
The Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets were as follows:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$63,554	$—	$63,554
Available for sale investment securities:
Equity securities	34,983	—	—	34,983
U.S. Government securities	—	1,325	—	1,325
U.S. Government sponsored agency securities	—	4,844	—	4,844
State and municipal securities	—	334,060	—	334,060
Corporate debt securities	—	110,577	11,858	122,435
Collateralized mortgage obligations	—	1,107,255	—	1,107,255
Mortgage-backed securities	—	838,836	—	838,836
Auction rate securities	—	—	240,702	240,702
Total available for sale investments	34,983	2,396,897	252,560	2,684,440
Other financial assets	12,892	6,952	—	19,844
Total assets	$47,875	$2,467,403	$252,560	$2,767,838
Other financial liabilities	$12,892	$5,669	$—	$18,561

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$83,940	$—	$83,940
Available for sale investment securities:
Equity securities	40,070	—	—	40,070
U.S. Government securities	—	1,649	—	1,649
U.S. Government sponsored agency securities	—	5,058	—	5,058
State and municipal securities	—	349,563	—	349,563
Corporate debt securities	—	111,675	13,111	124,786
Collateralized mortgage obligations	—	1,104,058	—	1,104,058
Mortgage-backed securities	—	871,472	—	871,472
Auction rate securities	—	—	260,679	260,679
Total available for sale investments	40,070	2,443,475	273,790	2,757,335
Other financial assets	13,582	9,256	—	22,838
Total assets	$53,652	$2,536,671	$273,790	$2,864,113
Other financial liabilities	$13,582	$760	$—	$14,342
The valuation techniques used to measure fair value for the items in the tables above are as follows:

•
Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of September 30, 2011 and December 31, 2010 were measured as the price that secondary market investors were offering for loans with similar characteristics.

•	Available for sale investment securities – Included within this asset category are both equity and debt securities:

▪
Equity securities – Equity securities consist of stocks of financial institutions ($27.9 million at September 30, 2011 and $33.1 million at December 31, 2010) and other equity investments ($7.1 million at September 30, 2011 and December 31, 2010). These Level 1 investments are measured at fair value based on quoted prices for identical securities in active markets. Restricted equity securities issued by the FHLB and Federal Reserve Bank ($85.4 million at September 30, 2011 and $96.4 million at December 31, 2010) have been excluded from the above table.

▪
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

▪
Corporate debt securities – This category includes subordinated debt issued by financial institutions ($36.7 million at September 30, 2011 and $35.9 million at December 31, 2010), single-issuer trust preferred securities issued by financial institutions ($77.9 million at September 30, 2011 and $81.8 million at December 31, 2010), pooled trust preferred securities issued by financial institutions ($5.3 million at September 30, 2011 and $4.5 million at December 31, 2010) and other corporate debt issued by non-financial institutions ($2.5 million at September 30, 2011 and $2.6 million at December 31, 2010).

Classified as Level 2 investments are the Corporation’s subordinated debt, other corporate debt issued by non-financial institutions and $71.3 million and $73.2 million of single-issuer trust preferred securities held at September 30, 2011 and December 31, 2010, respectively. These corporate debt securities are measured at fair value by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. As with the debt securities described above, an active market presently exists for securities similar to these corporate debt security holdings.
Classified as Level 3 assets are the Corporation’s investments in pooled trust preferred securities and certain single-issuer trust preferred securities ($6.6 million at September 30, 2011 and $8.6 million at December 31,

2010). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments.

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

The following tables present the changes in the Corporation’s assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30, 2011
	Available for Sale Investment Securities
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARC Investments
	(in thousands)
Balance, June 30, 2011	$5,433	$7,819	$255,142
Realized adjustment to fair value (2)	(53)	—	(292)
Unrealized adjustment to fair value (3)	12	(1,235)	(14,660)
Redemptions	(117)	—	(318)
(Premium amortization) discount accretion (4)	—	(1)	830
Balance, September 30, 2011	$5,275	$6,583	$240,702

	Three months ended September 30, 2010
Balance, June 30, 2010	$4,279	$8,085	$276,539
Realized adjustment to fair value (2)	(2,335)	—	—
Unrealized adjustment to fair value (3)	2,805	466	(704)
Sales	—	—	(10,233)
Redemptions	(328)	—	(1,470)
(Premium amortization) discount accretion (4)	20	—	1,163
Balance, September 30, 2010	$4,441	$8,551	$265,295

	Nine months ended September 30, 2011
	Available for Sale Investment Securities
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARC Investments
	(in thousands)
Balance, December 31, 2010	$4,528	$8,583	$260,679
Transfer from Level 3 to Level 2 (1)	—	(800)	—
Realized adjustment to fair value (2)	(1,406)	—	(292)
Unrealized adjustment to fair value (3)	2,564	(1,197)	(22,139)
Redemptions	(409)	—	(569)
(Premium amortization) discount accretion (4)	(2)	(3)	3,023
Balance, September 30, 2011	$5,275	$6,583	$240,702

	Nine months ended September 30, 2010
Balance, December 31, 2009	$4,979	$6,981	$289,203
Transfer to Level 3 from Level 2 (1)	—	650	—
Realized adjustment to fair value (2)	(9,477)	—	—
Unrealized adjustment to fair value (3)	9,258	919	(4,346)
Sales	—	—	(15,266)
Redemptions	(328)	—	(7,852)
(Premium amortization) discount accretion (4)	9	1	3,556
Balance, September 30, 2010	$4,441	$8,551	$265,295

(1)
During the nine months ended September 30, 2011, one single-issuer trust preferred security with a fair value of $800,000 as of December 31, 2010 was reclassified as a Level 2 asset. As of September 30, 2011, the fair value of this security was measured by a third-party pricing service using both quoted prices for similar assets and model-based valuation techniques that derived fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. As of December 31, 2010, the fair value of this security was determined based on quotes provided by third-party brokers who determined its fair value based predominantly on an internal valuation model.

(2)
For pooled trust preferred securities and ARCs, realized adjustments to fair value represent credit related other-than-temporary impairment charges that were recorded as a reduction to investment securities gains (losses) on the consolidated statements of income.

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
The Corporation’s assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheets were as follows:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$219,526	$219,526
Other financial assets	—	—	69,528	69,528
Total assets	$—	$—	$289,054	$289,054
Reserve for unfunded commitments	$—	$—	$1,839	$1,839

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$457,678	$457,678
Other financial assets	—	—	62,109	62,109
Total assets	$—	$—	$519,787	$519,787
Reserve for unfunded commitments	$—	$—	$1,227	$1,227
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

•
Other financial assets – This category includes OREO ($37.4 million at September 30, 2011 and $33.0 million at December 31, 2010) and MSRs, net of the MSR valuation reserve ($32.1 million at September 30, 2011 and $29.1 million at December 31, 2010), both classified as Level 3 assets.

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

•
Reserve for unfunded commitments – This Level 3 liability represents management’s estimate of losses associated with unused commitments to extend credit. See Note D, “Loans and Allowance for Credit Losses,” for additional details.

As required by FASB ASC Section 825-10-50, the following table details the book values and estimated fair values of the Corporation’s financial instruments as of September 30, 2011 and December 31, 2010. In addition, a general description of the methods and assumptions used to estimate such fair values is also provided.
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

	September 30, 2011		December 31, 2010
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$291,870	$291,870	$198,954	$198,954
Interest-bearing deposits with other banks	256,360	256,360	33,297	33,297
Loans held for sale (1)	63,554	63,554	83,940	83,940
Securities held to maturity	6,734	6,774	7,751	7,818
Securities available for sale (1)	2,769,823	2,769,823	2,853,733	2,853,733
Loans, net of unearned income (1)	11,895,655	11,875,115	11,933,307	11,909,539
Accrued interest receivable	52,460	52,460	53,841	53,841
Other financial assets (1)	140,385	140,385	230,044	230,044
FINANCIAL LIABILITIES
Demand and savings deposits	$8,487,266	$8,487,266	$7,758,613	$7,758,613
Time deposits	4,150,358	4,198,043	4,629,968	4,677,494
Short-term borrowings	448,955	448,955	674,077	674,077
Accrued interest payable	27,678	27,678	33,333	33,333
Other financial liabilities (1)	86,649	86,649	80,551	80,551
Federal Home Loan Bank advances and long-term debt	1,025,505	965,389	1,119,450	1,077,724

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
The estimated fair values of securities held to maturity as of September 30, 2011 and December 31, 2010 were based on quoted market prices, broker quotes or dealer quotes.
For short-term loans and variable rate loans that reprice within 90 days, book value was considered to be a reasonable estimate of fair value. For other types of loans and time deposits, fair value was estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers for the same remaining maturities.
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
In June 2011, the FASB issued ASC Update 2011-05, “Presentation of Other Comprehensive Income” (ASC Update 2011-05). ASC Update 2011-05 requires companies to present total comprehensive income, consisting of net income and other comprehensive income, in either one continuous statement of comprehensive income or in two separate but consecutive statements. Presently, the Corporation reports total comprehensive income within its Consolidated Statement of Shareholders’ Equity and Comprehensive Income. For publicly traded entities, this standards update is effective for fiscal years beginning after December 15, 2011. For the Corporation, this standards update is effective in connection with its March 31, 2012 interim filing on Form 10-Q.

In September 2011, the FASB issued ASC Update 2011-08, "Testing for Goodwill Impairment" (ASC Update 2011-08). ASC Update 2011-08 simplifies testing for goodwill impairment by permitting entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is greater than its carrying value. If an entity can qualitatively demonstrate that a reporting unit's fair value is more likely than not greater than its carrying value, then it would not be required to perform the quantitative two-step goodwill impairment test. This standards update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of ASC Update 2011-08 is not expected to materially impact the Corporation’s financial statements.

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

FORWARD-LOOKING STATEMENTS
The Corporation has made, and may continue to make, certain forward-looking statements with respect to its financial condition and results of operations. Many factors could affect future financial results including, without limitation: the impact of adverse changes in the economy and real estate markets; increases in non-performing assets which may reduce the level of earning assets and require the Corporation to increase the allowance for credit losses, charge-off loans and incur elevated collection and carrying costs related to such non-performing assets; acquisition and growth strategies; market risk; changes or adverse developments in political or regulatory conditions; a disruption in, or abnormal functioning of, credit and other markets, including the lack of or reduced access to markets for mortgages and other asset-backed securities and for commercial paper and other short-term borrowings; changes in the levels of, or methodology for determining, FDIC deposit insurance premiums and assessments; the effect of competition and interest rates on net interest margin and net interest income; investment strategy and other income growth; investment securities gains and losses; declines in the value of securities which may result in charges to earnings; changes in rates of deposit and loan growth or a decline in loans originated; relative balances of rate-sensitive assets to rate-sensitive liabilities; salaries and employee benefits and other expenses; amortization of intangible assets; goodwill impairment; capital and liquidity strategies; and other financial and business matters for future periods. Do not unduly rely on forward-looking statements. Forward-looking statements can be identified by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future,” “intends” and similar expressions which are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties, some of which are beyond the Corporation’s control and ability to predict, that could cause actual results to differ materially from those expressed in the forward-looking statements. The Corporation undertakes no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	As of or for the Three months ended September 30		As of or for the Nine months ended September 30
	2011	2010	2011	2010
Net income available to common shareholders (in thousands)	$39,324	$31,508	$109,494	$80,539
Income before income taxes (in thousands)	$52,765	$50,473	$148,464	$130,185
Diluted net income per share (1)	$0.20	$0.16	$0.55	$0.43
Return on average assets	0.97%	0.91%	0.91%	0.79%
Return on average common equity (2)	7.89%	7.75%	7.55%	5.37%
Return on average tangible common equity (3)	11.06%	11.09%	10.72%	7.64%
Net interest margin (4)	3.93%	3.81%	3.93%	3.79%
Non-performing assets to total assets	2.14%	2.28%	2.14%	2.28%
Net charge-offs to average loans (annualized)	1.04%	1.19%	1.25%	1.03%

(1)	Net income available to common shareholders divided by diluted weighted average common shares outstanding.

(2)	Net income available to common shareholders divided by average common shareholders’ equity.

(3)	Net income available to common shareholders, as adjusted for intangible asset amortization (net of tax), divided by average common shareholders’ equity, net of goodwill and intangible assets.

(4)	Presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion.
The Corporation’s income before income taxes for the third quarter of 2011 increased $2.3 million, or 4.5%, from the same period in 2010. Income before income taxes for the first nine months of 2011 increased $18.3 million, or 14.0%, in comparison to the first nine months of 2010.
Economic conditions, while slowly improving, continue to place stress on the Corporation's borrowers and impact the pace of asset quality improvement. However, improvements in certain asset quality metrics had a positive impact on results for the three and nine months ended September 30, 2011.
Non-performing loans and overall delinquencies decreased as of September 30, 2011 in comparison to September 30, 2010. Net charge-offs decreased for the third quarter of 2011 in comparison to the same period in 2010. These improved credit quality metrics resulted in lower loan loss allocations, which led to lower provisions for credit losses. The Corporation's results were most significantly impacted by a decrease in the provision for credit losses of $9.0 million, or 22.5%, and $15.0 million, or 12.5%, for the three and nine months ended September 30, 2011, respectively.
Excluding the decrease in the provision for loan losses, the following items had an impact on earnings for the three and nine months ended September 30, 2011 as compared to the same periods in 2010:

•
Increase in net interest income of $1.3 million, or 0.9%, and $3.8 million, or 0.9%, for the three and nine months ended September 30, 2011, respectively. The increases in net interest income for the three and nine months ended September 30, 2011 were a result of increases in the net interest margin.

•
Other income, excluding investment securities gains (losses), decreased $1.9 million, or 3.7%, for three months ended September 30, 2011 in comparison to the same period in 2010 and increased $5.2 million, or 3.8%, for the nine months ended September 30, 2011 in comparison to 2010. During the three and nine months ended September 30, 2011, the Corporation experienced growth in a number of other fee income categories, including debit card fees, foreign currency processing revenues and merchant fees. Mortgage banking income decreased $4.5 million and $2.0 million in comparison to the three and nine months ended September 30, 2011, respectively.

•
Other expenses increased $3.9 million, or 3.8%, and $6.8 million, or 2.2%, for the three and nine months ended September 30, 2011, respectively. The increases in other expenses were due to higher salaries and employee benefits of $4.4 million, and $7.8 million, for the three and nine months ended September 30, 2011, respectively. Partially offsetting these increases were decreases in FDIC insurance expense of $977,000 and $3.0 million for the three and nine months ended September 30, 2011, respectively.

Quarter Ended September 30, 2011 compared to the Quarter Ended September 30, 2010
Net Interest Income
FTE net interest income increased $1.4 million, or 1.0%, from $144.1 million in the third quarter of 2010 to $145.5 million in the third quarter of 2011. This increase was the result of an increase in net interest margin, offset by a decline in average interest-earning assets.
Net interest margin increased 12 basis points, or 3.1%, from 3.81% for the third quarter of 2010 to 3.93% for the third quarter of 2011. The increase in net interest margin was a result of a 36 basis point, or 24.3%, decrease in funding costs, partially offset by a 21 basis point, or 4.2%, decrease in yields on interest-earning assets.

The following table provides a comparative average balance sheet and net interest income analysis for the third quarter of 2011 as compared to the same period in 2010. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Three months ended September 30
	2011			2010
ASSETS	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Interest-earning assets:
Loans, net of unearned income (2)	$11,887,544	$151,816	5.07%	$11,958,145	$160,125	5.32%
Taxable investment securities (3)	2,142,670	20,166	3.76	2,303,692	22,363	3.88
Tax-exempt investment securities (3)	325,420	4,456	5.48	345,281	4,961	5.75
Equity securities (3)	124,893	777	2.48	138,993	760	2.18
Total investment securities	2,592,983	25,399	3.92	2,787,966	28,084	4.03
Loans held for sale	37,626	425	4.52	78,862	919	4.66
Other interest-earning assets	218,135	91	0.17	204,601	102	0.20
Total interest-earning assets	14,736,288	177,731	4.80%	15,029,574	189,230	5.01%
Noninterest-earning assets:
Cash and due from banks	276,063			280,784
Premises and equipment	206,059			203,995
Other assets	1,107,107			1,133,469
Less: Allowance for loan losses	(274,436)			(285,801)
Total Assets	$16,051,081			$16,362,021
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$2,424,646	$1,262	0.21%	$2,129,407	$1,868	0.35%
Savings deposits	3,329,489	2,564	0.30	3,214,558	4,972	0.61
Time deposits	4,224,001	15,858	1.49	4,987,212	22,915	1.82
Total interest-bearing deposits	9,978,136	19,684	0.78	10,331,177	29,755	1.14
Short-term borrowings	443,337	151	0.14	489,013	267	0.21
FHLB advances and long-term debt	1,025,546	12,408	4.82	1,274,411	15,148	4.73
Total interest-bearing liabilities	11,447,019	32,243	1.12%	12,094,601	45,170	1.48%
Noninterest-bearing liabilities:
Demand deposits	2,466,877			2,140,866
Other	159,430			198,922
Total Liabilities	14,073,326			14,434,389
Shareholders’ equity	1,977,755			1,927,632
Total Liabilities and Shareholders’ Equity	$16,051,081			$16,362,021
Net interest income/net interest margin (FTE)		145,488	3.93%		144,060	3.81%
Tax equivalent adjustment		(3,995)			(3,874)
Net interest income		$141,493			$140,186

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and interest expense due to changes in average balances (volume) and changes in rates:

	2011 vs. 2010 Increase (decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$(909)	$(7,400)	$(8,309)
Taxable investment securities	(1,534)	(663)	(2,197)
Tax-exempt investment securities	(279)	(226)	(505)
Equity securities	(81)	98	17
Loans held for sale	(467)	(27)	(494)
Other interest-earning assets	6	(17)	(11)
Total interest income	$(3,264)	$(8,235)	$(11,499)
Interest expense on:
Demand deposits	$228	$(834)	$(606)
Savings deposits	174	(2,582)	(2,408)
Time deposits	(3,215)	(3,842)	(7,057)
Short-term borrowings	(25)	(91)	(116)
FHLB advances and long-term debt	(3,030)	290	(2,740)
Total interest expense	$(5,868)	$(7,059)	$(12,927)
FTE interest income decreased $11.5 million, or 6.1%. A 21 basis point, or 4.2%, decrease in average yields resulted in an $8.2 million decrease in interest income. The remaining $3.3 million decrease was due to a $293.3 million, or 2.0%, decrease in average interest-earning assets.
Average loans, by type, are summarized in the following table:

	Three months ended September 30		Increase (decrease)
	2011	2010	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$4,461,646	$4,341,685	$119,961	2.8%
Commercial – industrial, financial and agricultural	3,691,516	3,671,128	20,388	0.6
Real estate – home equity	1,628,822	1,643,615	(14,793)	(0.9)
Real estate – residential mortgage	1,037,968	998,165	39,803	4.0
Real estate – construction	668,464	868,497	(200,033)	(23.0)
Consumer	329,619	366,719	(37,100)	(10.1)
Leasing and other	69,509	68,336	1,173	1.7
Total	$11,887,544	$11,958,145	$(70,601)	(0.6)%
Geographically, the $120.0 million, or 2.8%, increase in commercial mortgages was largely due to increases in the Corporation’s Pennsylvania ($120.1 million, or 5.3%) and New Jersey ($13.4 million, or 1.1%) markets, partially offset by a decrease in the Virginia ($19.2 million, or 5.5%) market.
The $39.8 million, or 4.0%, increase in residential mortgages was largely due to the Corporation’s retention in portfolio of certain 10-and 15-year fixed rate mortgages and certain adjustable rate mortgages to partially mitigate the impact of decreases in average interest-earning assets.
The $200.0 million, or 23.0%, decrease in construction loans was primarily due to efforts to reduce credit exposure in this portfolio as reductions exceeded new loan originations in recent quarters. Geographically, the decline in construction loans was in the Corporation’s Maryland ($78.4 million, or 41.3%), Virginia ($70.6 million, or 34.3%), New Jersey ($35.5 million, or 24.0%) and Pennsylvania ($22.2 million, or 7.1%) markets.
The $37.1 million, or 10.1%, decrease in consumer loans occurred throughout all of the Corporation’s markets, with $21.4 million of the decrease related to direct consumer loans and $15.7 million of the decrease attributable to the indirect automobile loan portfolio.
The average yield on loans decreased 25 basis points, or 4.7%, from 5.32% in 2010 to 5.07% in 2011, despite the average prime rate remaining at 3.25% for the third quarters of both 2011 and 2010. The decrease in average yields on loans was attributable to repayments of higher-yielding loans and declining average rates on fixed and adjustable rate loans which, unlike floating rate loans, have a lagged repricing effect. In addition, approximately 14% of the floating rate portfolio is based on an index other than prime, such as the one-month London Inter-bank Offered Rate, or LIBOR, which decreased on average for the third quarter of 2011 in comparison to the third quarter of 2010.
Average investments decreased $195.0 million, or 7.0%, due largely to sales and maturities of mortgage-backed securities. Since the third quarter of 2010, proceeds from the sales and maturities of securities were not fully reinvested into the portfolio because current rates on many investment options were not attractive. The average yield on investments decreased 11 basis points, or 2.7%, from 4.03% in 2010 to 3.92% in 2011, as the reinvestment of cash flows and purchases of taxable investment securities were at yields lower than the overall portfolio yield.
Interest expense decreased $12.9 million, or 28.6%, to $32.2 million in the third quarter of 2011 from $45.2 million in the third quarter of 2010. Interest expense decreased $7.1 million due to a 36 basis point, or 24.3%, decrease in the average cost of interest-bearing liabilities. Interest expense decreased an additional $5.9 million as a result of a $647.6 million, or 5.4%, decline in average interest-bearing liabilities.
Average deposits, by type, are summarized in the following table:

	Three months ended September 30		Increase (decrease)
	2011	2010	$	%
	(dollars in thousands)
Noninterest-bearing demand	$2,466,877	$2,140,866	$326,011	15.2%
Interest-bearing demand	2,424,646	2,129,407	295,239	13.9
Savings	3,329,489	3,214,558	114,931	3.6
Total demand and savings	8,221,012	7,484,831	736,181	9.8
Time deposits	4,224,001	4,987,212	(763,211)	(15.3)
Total deposits	$12,445,013	$12,472,043	$(27,030)	(0.2)%
Total demand and savings accounts increased $736.2 million, or 9.8%. The increase in noninterest-bearing account balances was primarily due to a $251.8 million, or 16.8%, increase in business account balances due, in part, to businesses maintaining higher balances to offset service fees, as well as a migration away from the Corporation’s cash management products due to low interest rates, and a $49.7 million, or 9.3%, increase in personal account balances. The increase in interest-bearing demand and savings account balances was due to a $275.6 million, or 21.3%, increase in municipal account balances and a $122.4 million, or 3.9%, increase in personal account balances. The increase in municipal account balances was largely due to attractive interest rates for insured deposit products relative to non-bank alternatives. The increase in personal account balances was largely due to customers’ migration away from certificates of deposit.

The decrease in time deposits was almost entirely due to customer certificates of deposit, which decreased $757.4 million, or 15.2%, with the remaining $5.8 million decrease in brokered certificates of deposit. The decrease in customer certificates of deposit was in accounts with original maturity terms of less than two years ($641.1 million, or 21.1%) and jumbo certificates of deposit ($160.6 million, or 42.5%). As noted above, the decrease in customer certificates of deposit was due to customers migrating funds to interest-bearing savings and demand accounts in the current low interest rate environment, as well as the Corporation not competing aggressively for time deposit balances.
The average cost of interest-bearing deposits decreased 36 basis points, or 31.6%, from 1.14% in 2010 to 0.78% in 2011 due to a reduction in rates paid on all categories of deposits, and the repricing of time deposits to lower rates. From October 1, 2010 to September 30, 2011, approximately $3.9 billion of time deposits matured at a weighted average rate of 1.32%, while approximately $3.5 billion of time deposits were issued at a weighted average rate of 0.75%.

The following table summarizes changes in average short-term and long-term borrowings, by type:

	Three months ended September 30		Increase (decrease)
	2011	2010	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$206,824	$257,510	$(50,686)	(19.7)%
Customer short-term promissory notes	170,790	203,158	(32,368)	(15.9)%
Total short-term customer funding	377,614	460,668	(83,054)	(18.0)%
Federal funds purchased and other	65,723	28,345	37,378	131.9%
Total short-term borrowings	443,337	489,013	(45,676)	(9.3)%
Long-term debt:
FHLB advances	641,726	891,081	(249,355)	(28.0)%
Other long-term debt	383,820	383,330	490	0.1%
Total long-term debt	1,025,546	1,274,411	(248,865)	(19.5)%
Total	$1,468,883	$1,763,424	$(294,541)	(16.7)%
The $83.1 million, or 18.0%, decrease in short-term customer funding was primarily due to customers transferring funds from the cash management program to deposit products due to the low interest rate environment. The $249.4 million decrease in Federal Home Loan Bank (FHLB) advances was due to maturities, which were not replaced with new advances.

Provision for Credit Losses and Allowance for Credit Losses
The following table presents the activity in the allowance for credit losses:

	Three months ended September 30
	2011	2010
	(dollars in thousands)
Loans, net of unearned income outstanding at end of period	$11,895,655	$11,950,618
Daily average balance of loans, net of unearned income	$11,887,544	$11,958,145

Balance of allowance for credit losses at beginning of period	$268,633	$280,377
Loans charged off:
Commercial – industrial, financial and agricultural	14,840	6,601
Real estate – construction	8,535	23,139
Real estate – commercial mortgage	5,730	4,262
Consumer and home equity	1,792	3,254
Real estate – residential mortgage	1,514	751
Leasing and other	486	790
Total loans charged off	32,897	38,797
Recoveries of loans previously charged off:
Commercial – industrial, financial and agricultural	695	2,088
Real estate – construction	595	189
Real estate – commercial mortgage	249	571
Consumer and home equity	314	246
Real estate – residential mortgage	36	3
Leasing and other	192	197
Total recoveries	2,081	3,294
Net loans charged off	30,816	35,503
Provision for credit losses	31,000	40,000
Balance of allowance for credit losses at end of period	$268,817	$284,874
Components of the Allowance for Credit Losses:
Allowance for loan losses	$266,978	$281,724
Reserve for unfunded lending commitments	1,839	3,150
Allowance for credit losses	$268,817	$284,874
Selected Ratios:
Net charge-offs to average loans (annualized)	1.04%	1.19%
Allowance for credit losses to loans outstanding	2.26%	2.38%
The provision for credit losses was $31.0 million for the third quarter of 2011, a decrease of $9.0 million, or 22.5%, from the third quarter of 2010. The decrease in the provision for credit losses was due to the continuing improvement in the Corporation’s credit quality metrics, including a reduction in the level of non-performing assets and overall delinquency.
Net charge-offs decreased $4.7 million, or 13.2%, to $30.8 million for the third quarter of 2011 compared to $35.5 million for the third quarter of 2010. The decrease in net charge-offs was due to decreases in construction loan net charge-offs ($15.0 million, or 65.4%) and consumer and home equity loan net charge-offs ($1.5 million, or 50.9%), partially offset by increases in commercial loan net charge-offs ($9.6 million, or 213.4%) and commercial mortgage net charge-offs ($1.8 million, or 48.5%).
Of the $30.8 million of net charge-offs recorded in the third quarter of 2011, 37.5% were for loans originated by the Corporation’s banks in Pennsylvania, 21.6% in Virginia, 29.9% in New Jersey and 10.2% in Maryland. Charge-offs for the third quarter of 2011 included five individual charge-offs of $1.0 million or greater, totaling $6.6 million, of which $3.6 million were construction loans and $3.0 million were commercial loans.

The following table summarizes the Corporation’s non-performing assets as of the indicated dates:

	September 30, 2011	September 30, 2010	December 31, 2010
	(dollars in thousands)
Non-accrual loans	$269,176	$284,408	$280,688
Loans 90 days past due and accruing	41,427	58,164	48,084
Total non-performing loans	310,603	342,572	328,772
Other real estate owned (OREO)	37,399	30,195	32,959
Total non-performing assets	$348,002	$372,767	$361,731
Non-accrual loans to total loans	2.26%	2.38%	2.35%
Non-performing assets to total assets	2.14%	2.28%	2.22%
Allowance for credit losses to non-performing loans	86.55%	83.16%	83.80%
Non-performing assets to tangible common shareholders’ equity and allowance for credit losses	20.37%	23.12%	22.50%
The following table summarizes the Corporation’s non-performing loans, by type, as of the indicated dates:

	September 30, 2011	September 30, 2010	December 31, 2010
	(in thousands)
Real estate – commercial mortgage	$102,928	$100,286	$93,720
Commercial – industrial, financial and agricultural	92,385	85,103	87,455
Real estate – construction	52,381	91,591	84,616
Real estate – residential mortgage	48,086	52,038	50,412
Real estate – home equity	12,097	11,272	10,188
Consumer	2,614	1,882	2,154
Leasing	112	400	227
Total non-performing loans	$310,603	$342,572	$328,772
Non-performing loans decreased to $310.6 million at September 30, 2011, from $342.6 million at September 30, 2010. The $32.0 million, or 9.3%, decrease was due to a $39.2 million, or 42.8%, decrease in non-performing construction loans and a $4.0 million, or 7.6%, decrease in non-performing residential mortgages, partially offset by a $7.3 million, or 8.6%, increase in non-performing commercial loans and a $2.6 million, or 2.6%, increase in non-performing commercial mortgages.
From 2008 to 2010, the Corporation experienced significant increases in non-performing construction loans and commercial mortgages as a result of weak economic conditions. The Corporation continues to reduce its exposure to residential housing development construction loans. The $39.2 million decrease in non-performing construction loans was primarily due to $43.3 million of charge-offs recorded since September 30, 2010, partially offset by additions to non-performing construction loans. Geographically, the decrease in non-performing construction loans was primarily in the Corporation’s Maryland ($21.6 million, or 59.7%), Virginia ($12.2 million, or 41.0%) and Pennsylvania ($3.9 million, or 40.9%) markets.
The $7.3 million increase in non-performing commercial loans was primarily due to a $12.7 million, or 29.0%, increase in the Corporation’s Pennsylvania market, partially offset by decreases in the New Jersey ($3.7 million, or 20.6%) and Virginia ($2.4 million, or 19.4%) markets.

The following table presents accruing loans whose terms have been modified under troubled debt restructurings (TDRs), by type, as of the indicated dates:

	September 30, 2011	September 30, 2010	December 31, 2010
	(in thousands)
Real estate – residential mortgage	$36,113	$35,380	$37,826
Real estate – commercial mortgage	23,419	17,992	18,778
Real estate – construction	5,871	5,746	5,440
Commercial – industrial, financial and agricultural	2,229	3,965	5,502
Consumer and home equity	194	264	263
Total accruing TDRs	$67,826	$63,347	$67,809
The following table summarizes the Corporation’s OREO, by property type, as of the indicated dates:

	September 30, 2011	September 30, 2010	December 31, 2010
	(in thousands)
Commercial properties	$18,353	$13,999	$15,916
Residential properties	13,997	13,591	12,635
Undeveloped land	5,049	2,605	4,408
Total OREO	$37,399	$30,195	$32,959
The following table summarizes loan delinquency rates, by type, as of September 30:

	2011			2010
	31-89 Days	> 90 Days (1)	Total	31-89 Days	> 90 Days (1)	Total
Real estate – commercial mortgage	0.84%	2.29%	3.13%	0.56%	2.31%	2.87%
Commercial – industrial, financial and agricultural	0.57%	2.50%	3.07%	0.77%	2.31%	3.08%
Real estate – construction	1.28%	8.08%	9.36%	1.04%	10.98%	12.02%
Real estate – residential mortgage	3.02%	4.62%	7.64%	3.92%	5.20%	9.12%
Real estate – home equity	0.74%	0.74%	1.48%	0.74%	0.68%	1.42%
Consumer, leasing and other	1.71%	0.69%	2.40%	1.42%	0.53%	1.95%
Total	0.99%	2.61%	3.60%	1.00%	2.86%	3.86%
Total non-performing loans	$117,211	$310,603	$427,814	$119,099	$342,571	$461,670

(1)	Includes non-accrual loans.
The Corporation believes that the allowance for credit losses of $268.8 million as of September 30, 2011 is sufficient to cover losses inherent in both the loan portfolio and the unfunded lending commitments as of that date and is appropriate based on applicable accounting standards.

Other Income
The following table presents the components of other income:

	Three months ended September 30		Increase (decrease)
	2011	2010	$	%
	(dollars in thousands)
Overdraft fees	$8,388	$8,825	$(437)	(5.0)%
Cash management fees	2,806	2,518	288	11.4
Other	3,970	3,409	561	16.5
Service charges on deposit accounts	15,164	14,752	412	2.8
Debit card income	4,538	4,047	491	12.1
Merchant fees	2,461	2,247	214	9.5
Foreign currency processing income	2,441	2,069	372	18.0
Letter of credit fees	1,307	1,357	(50)	(3.7)
Other	1,760	1,820	(60)	(3.3)
Other service charges and fees	12,507	11,540	967	8.4
Investment management and trust services	8,914	8,604	310	3.6
Mortgage banking income	7,942	12,399	(4,457)	(35.9)
Credit card income	1,778	1,591	187	11.8
Gains on sales of OREO	722	381	341	89.5
Other	2,277	1,905	372	19.5
Total, excluding investment securities gains (losses)	49,304	51,172	(1,868)	(3.7)
Investment securities gains (losses)	(443)	1,826	(2,269)	(124.3)
Total	$48,861	$52,998	$(4,137)	(7.8)%
The $437,000, or 5%, decrease in overdraft fees was primarily a result of changes in regulations that took effect in August 2010, which require customers to affirmatively consent to the payment of certain types of overdrafts. Other service charges on deposit accounts increased $562,000, or 16.5%, due to an increase in demand and savings account balances and partially as a result of the implementation of fee structure changes for certain products that occurred throughout 2011.
Increases in debit card income ($491,000, or 12.1%), merchant fees ($214,000, or 9.5%) and foreign currency processing revenues ($372,000, or 18.0%) were all due to higher transaction volumes.
The Federal Reserve recently issued revised pricing rules which established the maximum interchange fee an issuer can receive or charge on certain debit card transactions which became effective on October 1, 2011, as required under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Had the revised pricing guidelines been in effect on July 1, 2011, the $4.5 million of debit card income earned by the Corporation during the third quarter of 2011 would have been approximately one-half less.
Mortgage banking income decreased $4.5 million, or 35.9%. During the third quarter of 2010, the Corporation recorded $3.3 million of mortgage sale gains resulting from the change in its methodology for determining the fair value of its commitments to originate fixed-rate residential mortgage loans for sale, also referred to as interest rate locks. Adjusting for the impact of this change, mortgage banking income decreased $2.8 million, or 26.0%, which was due to a $255.7 million, or 32.5%, decrease in volumes, partially offset by a slight increase in pricing spreads.
Gains on sales of OREO increased $341,000, or 89.5%. Combined with net losses on sales of OREO of $459,000, recorded within other expenses, net gains on sales were $263,000, compared to a net loss of $193,000 for the third quarter of 2010. The increase in net gains on sales of OREO was due primarily to larger gains on properties sold and partially due to an increase in the volume of properties sold.
The $443,000 of investment securities losses for the third quarter of 2011 included $146,000 of net gains on the sales of securities which were more than offset by $589,000 of other-than-temporary impairment charges. During the third quarter of 2011, the Corporation recorded $292,000 of other-than-temporary impairment charges for auction rate securities, $53,000 of other-than-temporary impairment charges for pooled trust preferred securities issued by financial institutions and $244,000 of other-than-temporary impairment charges related to stocks of financial institutions. See Note C, “Investment Securities,” in the Notes to Consolidated Financial Statements for additional details.

Investment securities gains of $1.8 million for the third quarter of 2010 included $4.6 million of net gains on the sales of securities partially offset by $2.8 million of other-than-temporary impairment charges. During the third quarter of 2010, the Corporation recorded $2.3 million of other-than-temporary impairment charges for pooled trust preferred securities issued by financial institutions and $480,000 of other-than-temporary impairment charges for certain stocks of financial institutions. The $4.6 million of net gains on the sale of securities were primarily due to the sales of collateralized mortgage obligations.
Other Expenses
The following table presents the components of other expenses:

	Three months ended September 30		Increase (decrease)
	2011	2010	$	%
	(dollars in thousands)
Salaries and employee benefits	$58,948	$54,533	$4,415	8.1%
Net occupancy expense	10,790	10,519	271	2.6
FDIC insurance expense	3,732	4,709	(977)	(20.7)
Data processing	3,473	3,187	286	9.0
Professional fees	3,247	3,040	207	6.8
OREO and repossession expense	3,270	2,620	650	24.8
Equipment expense	3,032	2,956	76	2.6
Software	2,142	2,039	103	5.1
Telecommunications	1,996	2,084	(88)	(4.2)
Marketing	1,923	2,601	(678)	(26.1)
Postage	1,305	1,312	(7)	(0.5)
Supplies	1,262	1,347	(85)	(6.3)
Intangible amortization	953	1,293	(340)	(26.3)
Other	10,516	10,471	45	0.4
Total	$106,589	$102,711	$3,878	3.8%
Salaries and employee benefits increased $4.4 million, or 8.1%, with salaries increasing $4.1 million, or 8.9%, and employee benefits increasing $365,000, or 4.1%. The increase in salaries was primarily due to normal merit increases, a $1.5 million increase in stock-based compensation expense and a $688,000 increase in incentive compensation. The increase in employee benefits was primarily due to an increase in healthcare costs.
The $977,000, or 20.7%, decrease in FDIC insurance expense was largely due to a change in the assessment base, which, effective April 1, 2011, was based on total average assets minus average tangible equity, compared to average domestic deposits for the third quarter of 2010.
OREO and repossession expense increased $650,000, or 24.8%. OREO and repossession expense is expected to be volatile as the Corporation continues to work through repossessed real estate. The $678,000, or 26.1%, decrease in marketing expense was primarily due to Corporation's efforts to control discretionary spending and the timing of promotional campaigns. Intangible amortization decreased $340,000, or 26.3%, due to certain core deposit intangible assets becoming fully amortized during the third quarter of 2011.
Income Taxes
Income tax expense for the third quarter of 2011 was $13.4 million, a $648,000, or 5.1%, increase from $12.8 million for the third quarter of 2010. The increase was primarily due to the increase in income before income taxes.
The Corporation’s effective tax rate was 25.5% in 2011, as compared to 25.3% in 2010. The effective rate is generally lower than the Federal statutory rate of 35% due to investments in tax-free municipal securities and Federal tax credits earned from investments in low-and moderate-income housing partnerships.

Nine Months Ended September 30, 2011 compared to the Nine Months Ended September 30, 2010
Net Interest Income
FTE net interest income increased $4.1 million, or 1.0%, from $429.5 million in the first nine months of 2010 to $433.7 million in the first nine months of 2011. This was the result of an increase in the net interest margin, offset by a decrease in average interest-earning assets.
Net interest margin increased 14 basis points, or 3.7%, from 3.79% for the first nine months of 2010 to 3.93% for the first nine months of 2011. The increase in net interest margin was a result of a 42 basis point, or 26.3%, decrease in funding costs, partially offset by a 21 basis point, or 4.1%, decrease in yields on interest-earning assets.

The following table provides a comparative average balance sheet and net interest income analysis for the first nine months of 2011 as compared to the same period in 2010. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Nine months ended September 30
	2011			2010
ASSETS	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Interest-earning assets:
Loans, net of unearned income (2)	$11,897,211	$455,476	5.12%	$11,962,986	$479,181	5.35%
Taxable investment securities (3)	2,204,409	62,722	3.79	2,449,856	75,658	4.12
Tax-exempt investment securities (3)	337,627	14,181	5.60	362,656	15,644	5.75
Equity securities (3)	128,635	2,304	2.39	140,376	2,302	2.19
Total investment securities	2,670,671	79,207	3.96	2,952,888	93,604	4.23
Loans held for sale	39,917	1,417	4.73	60,535	2,142	4.72
Other interest-earning assets	149,910	225	0.20	194,575	358	0.25
Total interest-earning assets	14,757,709	536,325	4.86%	15,170,984	575,285	5.07%
Noninterest-earning assets:
Cash and due from banks	271,674			268,567
Premises and equipment	206,856			203,838
Other assets	1,102,608			1,107,733
Less: Allowance for loan losses	(276,654)			(278,190)
Total Assets	$16,062,193			$16,472,932
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$2,366,944	$4,069	0.23%	$2,044,096	$5,548	0.36%
Savings deposits	3,323,050	9,180	0.37	3,052,292	15,561	0.68
Time deposits	4,368,831	51,496	1.58	5,102,822	74,203	1.94
Total interest-bearing deposits	10,058,825	64,745	0.86	10,199,210	95,312	1.25
Short-term borrowings	506,620	573	0.15	623,123	1,206	0.26
FHLB advances and long-term debt	1,037,437	37,346	4.81	1,386,583	49,253	4.74
Total interest-bearing liabilities	11,602,882	102,664	1.18%	12,208,916	145,771	1.60%
Noninterest-bearing liabilities:
Demand deposits	2,356,735			2,065,176
Other	164,144			193,144
Total Liabilities	14,123,761			14,467,236
Shareholders’ equity	1,938,432			2,005,696
Total Liabilities and Shareholders’ Equity	$16,062,193			$16,472,932
Net interest income/net interest margin (FTE)		433,661	3.93%		429,514	3.79%
Tax equivalent adjustment		(11,960)			(11,661)
Net interest income		$421,701			$417,853

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense for the first nine months of 2011 due to changes in average balances (volume) and changes in rates:

	2011 vs. 2010 Increase (decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$(2,720)	$(20,985)	$(23,705)
Taxable investment securities	(7,239)	(5,697)	(12,936)
Tax-exempt investment securities	(1,058)	(405)	(1,463)
Equity securities	(201)	203	2
Loans held for sale	(433)	(292)	(725)
Other interest-earning assets	(137)	4	(133)
Total interest income	$(11,788)	$(27,172)	$(38,960)
Interest expense on:
Demand deposits	$779	$(2,258)	$(1,479)
Savings deposits	1,278	(7,659)	(6,381)
Time deposits	(9,801)	(12,906)	(22,707)
Short-term borrowings	(27)	(606)	(633)
FHLB advances and long-term debt	(3,690)	(8,217)	(11,907)
Total interest expense	$(11,461)	$(31,646)	$(43,107)
Interest income decreased $39.0 million, or 6.8%. A 21 basis point, or 4.1%, decrease in average yields resulted in an $27.2 million decrease in interest income. The remaining $11.8 million decrease was due to a $413.3 million, or 2.7%, decrease in average interest-earning assets.
Average loans, by type, are summarized in the following table:

	Nine months ended September 30		Increase (decrease)
	2011	2010	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$4,425,867	$4,322,628	$103,239	2.4%
Commercial – industrial, financial and agricultural	3,696,101	3,681,270	14,831	0.4
Real estate – home equity	1,626,937	1,640,939	(14,002)	(0.9)
Real estate – residential mortgage	1,026,367	970,526	55,841	5.8
Real estate – construction	719,812	913,159	(193,347)	(21.2)
Consumer	334,565	363,953	(29,388)	(8.1)
Leasing and other	67,562	70,511	(2,949)	(4.2)
Total	$11,897,211	$11,962,986	$(65,775)	(0.5)%
Geographically, the $103.2 million, or 2.4%, increase in commercial mortgages was primarily attributable to the Corporation’s Pennsylvania ($84.7 million, or 3.8%) and New Jersey ($13.5 million, or 1.1%) markets.
The $55.8 million, or 5.8%, increase in residential mortgages was largely due to the Corporation’s retention in portfolio of certain 10-and 15-year fixed rate mortgages and certain adjustable rate mortgages to partially mitigate the impact of decreases in average interest-earning assets.

The $193.3 million, or 21.2%, decrease in construction loans was primarily due to efforts to decrease credit exposure in this portfolio. Geographically, the decline was attributable to the Maryland ($86.4 million, or 40.4%), Virginia ($70.4 million, or 31.4%) and New Jersey ($43.5 million, or 26.9%) markets.
The $29.4 million, or 8.1%, decrease in consumer loans occurred throughout most of the Corporation’s markets, with $17.6 million of the decrease related to direct consumer loans and $11.8 million of the decrease attributable to the indirect automobile loan portfolio.
The average yield on loans decreased 23 basis points, or 4.3%, from 5.35% in 2010 to 5.12% in 2011, despite the average prime rate remaining at 3.25% for the first nine months of both 2011 and 2010. The decrease in average yields on loans was attributable to repayments of higher-yielding loans and declining average rates on fixed and adjustable rate loans which, unlike floating rate loans, have a lagged repricing effect. In addition, approximately 14% of the floating rate portfolio is based on an index other than prime, such as the one-month LIBOR, which decreased on average for the first nine months of 2011 in comparison the first nine months of 2010.
Average investments decreased $282.2 million, or 9.6%, due largely to sales and maturities of mortgage-backed securities in addition to maturities of other debt securities. During the first nine months of 2011, proceeds from the sales and maturities of securities were not fully reinvested into the portfolio because current rates on many investment options were not attractive. The average yield on investments decreased 27 basis points, or 6.4%, from 4.23% in 2010 to 3.96% in 2011, as the reinvestment of cash flows of taxable investment securities were at yields lower than the overall portfolio yield.
Interest expense decreased $43.1 million, or 29.6%, to $102.7 million in the first nine months of 2011 from $145.8 million in the first nine months of 2010. Interest expense decreased $31.6 million as a result of a 42 basis point, or 26.3%, decrease in the average cost of interest-bearing liabilities. Interest expense decreased an additional $11.5 million as a result of a $606.0 million, or 5.0%, decline in average interest-bearing liabilities.
The following table summarizes the changes in average deposits, by type:

	Nine months ended September 30		Increase (decrease)
	2011	2010	$	%
	(dollars in thousands)
Noninterest-bearing demand	$2,356,735	$2,065,176	$291,559	14.1%
Interest-bearing demand	2,366,944	2,044,096	322,848	15.8
Savings	3,323,050	3,052,292	270,758	8.9
Total demand and savings	8,046,729	7,161,564	885,165	12.4
Time deposits	4,368,831	5,102,822	(733,991)	(14.4)
Total deposits	$12,415,560	$12,264,386	$151,174	1.2%
The $291.6 million, or 14.1%, increase in noninterest-bearing accounts was primarily due to a $230.4 million, or 16.1%, increase in business account balances due, in part, to businesses maintaining higher balances to offset service fees, as well as a migration away from the Corporation’s cash management products due to low interest rates, and a $43.0 million, or 8.0%, increase in personal account balances. The $593.6 million, or 11.6%, increase in interest-bearing demand and savings accounts was due to a $353.2 million, or 31.2%, increase in municipal account balances and a $262.2 million, or 8.6%, increase in personal account balances. The increase in municipal account balances was largely due to attractive interest rates for insured deposit products relative to non-bank alternatives. The increase in personal accounts was largely due to migration away from time deposits to non-maturing deposits as well as the Corporation’s promotional efforts with a focus on building customer relationships.
The decrease in time deposits was almost entirely due to customer certificates of deposit, which decreased $727.3 million, or 14.4%, with the remaining $6.7 million decrease occuring in brokered certificates of deposit.

The decrease in customer certificates of deposit was in accounts with original maturity terms of less than two years ($749.6 million, or 23.0%), and jumbo certificates of deposit ($170.5 million, or 42.8%), partially offset by an increase in account balances with original maturity terms greater than two years ($208.9 million, or 24.4%). As noted above, the decrease in customer certificates of deposit was due to customers migrating funds to interest-bearing savings and demand accounts in the current low rate environment as well as the Corporation not competing aggressively for time deposit balances.
The average cost of interest-bearing deposits decreased 39 basis points, or 31.2%, from 1.25% in 2010 to 0.86% in 2011 due to a reduction in rates paid on all categories of deposits and the repricing of certificates of deposit to lower rates.

The following table summarizes changes in average short-term and long-term borrowings, by type:

	Nine months ended September 30		Increase (decrease)
	2011	2010	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$212,449	$256,706	$(44,257)	(17.2)%
Customer short-term promissory notes	177,639	211,158	(33,519)	(15.9)
Total short-term customer funding	390,088	467,864	(77,776)	(16.6)
Federal funds purchased and other	116,532	155,259	(38,727)	(24.9)
Total short-term borrowings	506,620	623,123	(116,503)	(18.7)
Long-term debt:
FHLB advances	653,696	1,003,267	(349,571)	(34.8)
Other long-term debt	383,741	383,316	425	0.1
Total long-term debt	1,037,437	1,386,583	(349,146)	(25.2)
Total	$1,544,057	$2,009,706	$(465,649)	(23.2)%

The $77.8 million decrease in short-term customer funding resulted from customers transferring funds from the cash management program to deposit products due to the low interest rate environment. The decrease in Federal funds purchased and other short-term borrowings was due to increases in non-interest and interest bearing demand and savings accounts, combined with the decreases in investments and loans, the result of which was a reduced funding need for the Corporation. The $349.6 million decrease in FHLB advances was due to maturities, which were generally not replaced with new advances.

Provision for Loan Losses and Allowance for Credit Losses
The following table presents the activity in the allowance for credit losses:

	Nine months ended September 30
	2011	2010
	(dollars in thousands)
Loans, net of unearned income outstanding at end of period	$11,895,655	$11,950,618
Daily average balance of loans, net of unearned income	$11,897,211	$11,962,986

Balance of allowance for credit losses at beginning of period	$275,498	$257,553
Loans charged off:
Commercial – industrial, financial and agricultural	43,582	22,972
Real estate – construction	29,897	52,991
Real estate – commercial mortgage	22,851	10,521
Real estate – residential mortgage	14,217	4,022
Consumer and home equity	6,882	7,770
Leasing and other	1,672	2,045
Total loans charged off	119,101	100,321
Recoveries of loans previously charged off:
Commercial – industrial, agricultural and financial	2,089	3,681
Real estate – construction	1,237	1,085
Real estate – commercial mortgage	1,975	856
Real estate – residential mortgage	270	7
Consumer and home equity	1,059	1,286
Leasing and other	790	727
Total recoveries	7,420	7,642
Net loans charged off	111,681	92,679
Provision for loan losses	105,000	120,000
Balance of allowance for credit losses at end of period	$268,817	$284,874

Net charge-offs to average loans (annualized)	1.25%	1.03%
The provision for loan losses was $105.0 million for the first nine months of 2011, a decrease of $15.0 million, or 12.5%, from the same period in 2010. The decrease in the provision for credit losses was due to the continuing improvement in the Corporation’s credit quality metrics, including a reduction in the level of non-performing assets and overall delinquency.
Net charge-offs increased $19.0 million, or 20.5%, to $111.7 million for the first nine months of 2011 compared to $92.7 million for the first nine months of 2010. Annualized net charge-offs to average loans increased 22 basis points, or 21.4%, to 1.25% for the first nine months of 2011. The $19.0 million increase in net charge-offs was primarily due to increases in commercial loan net charge-offs ($22.2 million, or 115.1%), commercial mortgage net charge-offs ($11.2 million, or 116.0%) and residential mortgage net charge-offs ($9.9 million, 247.4%), partially offset by a decrease in construction loan net charge-offs ($23.2 million, or 44.8%).
Of the $111.7 million of net charge-offs recorded in the first nine months of 2011, 30.9% were in New Jersey, 26.1% were in Pennsylvania, 24.0% were in Virginia and 17.1% were in Maryland. During the first nine months of 2011, there were 18 individual charge-offs of $1.0 million or greater, totaling $35.8 million, of which $19.1 million were commercial loans, $9.9 million were construction loans, $5.5 million were commercial mortgages and $1.3 million was for a residential mortgage.

Other Income
The following table presents the components of other income:

	Nine months ended September 30		Increase (decrease)
	2011	2010	$	%
	(dollars in thousands)
Overdraft fees	$23,988	$27,327	$(3,339)	(12.2)%
Cash management fees	7,933	7,309	624	8.5
Other	10,880	9,865	1,015	10.3
Service charges on deposit accounts	42,801	44,501	(1,700)	(3.8)
Debit card income	13,352	11,666	1,686	14.5
Merchant fees	7,124	6,194	930	15.0
Foreign currency processing income	7,012	5,971	1,041	17.4
Letter of credit fees	3,833	4,059	(226)	(5.6)
Other	5,377	5,284	93	1.8
Other service charges and fees	36,698	33,174	3,524	10.6
Investment management and trust services	27,756	25,347	2,409	9.5
Mortgage banking income	19,454	20,447	(993)	(4.9)
Credit card income	5,200	4,484	716	16.0
Gains on sales of OREO	3,014	1,607	1,407	87.6
Other	5,963	6,103	(140)	(2.3)
Total, excluding investment securities gains	140,886	135,663	5,223	3.8
Investment securities gains	1,507	507	1,000	197.2
Total	$142,393	$136,170	$6,223	4.6%
The $3.3 million, or 12.2%, decrease in overdraft fees was a result of changes in regulations that took effect in August 2010, which require customers to affirmatively consent to the payment of certain types of overdrafts. The $624,000, or 8.5%, increase in cash management fees was primarily due to an increase in certain fees which were implemented throughout 2011. The $1.0 million, or 10.3%, increase in other service charges on deposits was primarily due to an increase in demand and savings account balances and the number of accounts, and partially a result of the implementation of fee structure changes for certain products that occurred throughout 2011.
Increases in debit card income ($1.7 million, or 14.5%), merchant fees ($930,000, or 15.0%), and foreign currency processing revenues ($1.0 million, or 17.4%) all resulted from higher transaction volumes.
The $2.4 million, or 9.5%, increase in investment management and trust services income was due to a $1.5 million, or 15.9%, increase in brokerage revenue and an $877,000, or 6.2%, increase in trust commissions. These increases resulted from the Corporation’s expanded focus on generating recurring revenues in the brokerage business, increased sales of new trust business, and an improvement in the market value of existing assets under management.
Mortgage banking income decreased $993,000, or 4.9%. During the third quarter of 2010, the Corporation recorded $3.3 million of mortgage sale gains resulting from the change in its methodology for determining the fair value of its commitments to originate fixed-rate residential mortgage loans for sale, also referred to as interest rate locks. Adjusting for the impact of this change, gains on sold mortgage loans increased $458,000, or 2.4%.
The $716,000, or 16.0%, increase in credit card income was due to an increase in new card applications and an increase in the volume of transactions on credit cards previously originated, which generate fees under a joint marketing agreement with an independent third-party.
Gains on sales of OREO increased $1.4 million, or 87.6%, from $1.6 million in 2010 to $3.0 million in 2011. Combined with net losses on sales of OREO of $1.2 million, recorded within other expenses, net gains on sales were $1.8 million, compared to a net gain of $26,000 for the first nine months of 2010. The increase in gains on sales of OREO was due primarily to larger gains on properties sold and partially due to a slight increase in the volume of properties sold.
Investment securities gains of $1.5 million for the first nine months of 2011 included $3.8 million of net gains on the sales of securities, partially offset by $2.3 million of other-than-temporary impairment charges. The Corporation recorded $1.4 million of other-than-temporary impairment charges for pooled trust preferred securities issued by financial institutions, $575,000 of other-than-temporary impairment charges for certain financial institution stocks and $292,000 of other-than-temporary impairment charges for auction rate securities.
The $507,000 of investment securities gains for the first nine months of 2010 included $11.8 million of net gains on the sales of securities, primarily collateralized mortgage obligations, partially offset by $11.3 million of other-than-temporary impairment charges.The Corporation recorded $9.5 million of other-than-temporary impairment charges for pooled trust preferred securities issued by financial institutions and $1.8 million of other-than-temporary impairment charges for certain financial institution stocks. See Note C, “Investment Securities” in the Notes to Consolidated Financial Statements for additional details.
Other Expenses
The following table presents the components of other expenses:

	Nine months ended September 30		Increase (decrease)
	2011	2010	$	%
	(dollars in thousands)
Salaries and employee benefits	$169,326	$161,532	$7,794	4.8%
Net occupancy expense	33,030	32,688	342	1.0
FDIC insurance expense	11,750	14,799	(3,049)	(20.6)
Data processing	10,059	9,915	144	1.5
Equipment expense	9,541	8,710	831	9.5
Professional fees	9,198	8,621	577	6.7
OREO and repossession expense	7,815	7,176	639	8.9
Marketing	6,622	6,702	(80)	(1.2)
Telecommunications	6,188	6,440	(252)	(3.9)
Software	6,146	5,359	787	14.7
Supplies	4,053	4,045	8	0.2
Postage	3,999	4,072	(73)	(1.8)
Intangible amortization	3,303	3,948	(645)	(16.3)
Other	29,600	29,831	(231)	(0.8)
Total	$310,630	$303,838	$6,792	2.2%
Salaries and employee benefits increased $7.8 million, or 4.8%, with salaries increasing $8.3 million, or 6.2%, and employee benefits decreasing $464,000, or 1.6%. The increase in salaries was primarily due to normal merit increases, a $2.2 million increase in incentive compensation and a $2.0 million increase in stock-based compensation expense. The $464,000 decrease in employee benefits was primarily due to a decrease in healthcare costs.
The $3.0 million, or 20.6%, decrease in FDIC insurance expense was due to a change in the assessment base, which, effective April 1, 2011 was based on total average assets minus average tangible equity, compared to average domestic deposits for the first nine months of 2010. In addition, the Corporation opted out of the Transaction Account Guarantee program on July 1, 2010.
The $831,000, or 9.5%, increase in equipment expense was due to higher depreciation expense, primarily related to the addition of assets supporting the Corporation’s information technology infrastructure, and increased maintenance costs. The $577,000, or 6.7%, increase in professional fees was primarily due to an increase in legal fees associated with the collection and workout efforts for non-performing loans. OREO and repossession expense increased $639,000, or 8.9%. OREO and repossession expense is expected to be volatile as the Corporation continues to work through repossessed real estate. The $787,000, or 14.7%, increase in software expense was due to increased maintenance costs, mainly due to desktop software upgrades for virtually all employees and 2011 containing nine months of expense relating to the Microsoft Enterprise License agreement which was entered into in mid-2010. The $645,000, or 16.3%, decrease in intangible amortization was primarily due to a decrease in amortization for core deposit intangible assets, which are depreciated on an accelerated basis, and partially due to certain core deposit intangible assets becoming fully amortized in the third quarter of 2011.
Income Taxes
Income tax expense for the first nine months of 2011 was $39.0 million, a $5.6 million, or 16.9%, increase from $33.3 million in 2010. The increase was primarily due to the increase in income before income taxes.

The Corporation’s effective tax rate was 26.2% in 2011, as compared to 25.6% in 2010. The effective rate is generally lower than the Federal statutory rate of 35% due to investments in tax-free municipal securities and Federal tax credits earned from investments in low and moderate-income housing partnerships. The effective rate for the first nine months of 2011 is higher than the same period in 2010 due to non-taxable income and tax credits having a smaller impact on the effective tax rate due to the higher level of income before income taxes.

FINANCIAL CONDITION
Total assets decreased $20.6 million, or 0.1%, in comparison to December 31, 2010 and were $16.3 billion at September 30, 2011.
Interest-bearing deposits with other banks increased $223.1 million, or 669.9%. The Corporation's interest-bearing reserve account with the Federal Reserve Bank increased at September 30, 2011 due to an investment of excess funds generated from an increase in interest-bearing deposits, combined with decreases in investments and loans.
Investment securities decreased $84.9 million, or 3.0%. During the first nine months of 2011, proceeds from the sales and maturities of collateralized mortgage obligations and mortgage-backed securities were not fully reinvested in the investment portfolio due to few attractive investment options in the current rate environment. However, at the end of the third quarter of 2011, the Corporation purchased primarily collateralized mortgage obligations for asset and liability management purposes.
The following table presents ending balances of loans outstanding, net of unearned income:

	September 30, 2011	December 31, 2010
	(in thousands)
Real-estate – commercial mortgage	$4,491,155	$4,375,980
Commercial – industrial, financial and agricultural	3,690,164	3,704,384
Real-estate – home equity	1,630,880	1,641,777
Real-estate – residential mortgage	1,041,463	995,990
Real-estate – construction	648,398	801,185
Consumer	327,054	350,161
Leasing and other	66,541	63,830
Loans, net of unearned income	$11,895,655	$11,933,307
The Corporation experienced a $37.7 million, or 0.3%, decrease in loans, net of unearned income. Approximately $5.1 billion, or 43.2%, of the Corporation’s loan portfolio was in commercial mortgage and construction loans at September 30, 2011. The Corporation did not have a concentration of credit risk with any single borrower, industry or geographical location.
Construction loans decreased $152.8 million, or 19.1%, due to paydowns on existing loans exceeding new originations. Also contributing to the decrease in loans was a $23.1 million, or 6.6%, decrease in consumer loans, a $14.2 million, or 0.4%, decrease in commercial loans and a $10.9 million, or 0.7%, decrease in home equity loans, all a by-product of continued weak demand. Offsetting these decreases was a $115.2 million, or 2.6%, increase in commercial mortgages and a $45.5 million, or 4.6%, increase in residential mortgages. Geographically, the increase in commercial mortgages was in the Corporation's Pennsylvania ($101.2 million, or 4.4%) and New Jersey ($35.7 million, or 3.0%) markets, partially offset by declines in the Corporation's Virginia ($19.8 million, or 5.7%) and Maryland ($10.5 million, or 2.6%) markets. Residential mortgages increased as certain 10-and 15-year fixed rate mortgages and certain adjustable rate mortgages are being held in portfolio rather than sold in the secondary market.
Other assets decreased $153.6 million, or 24.4%, primarily due to $142.9 million of investment security sales that had not settled as of December 31, 2010 and an $11.7 million decrease in net deferred Federal taxes, mainly a result of an increase in unrealized gains on the Corporation’s investment portfolio.
Deposits increased $249.0 million, or 2.0%, due to an increase in demand and savings deposits of $728.6 million, or 9.4%, partially offset by a decrease in time deposits of $479.6 million, or 10.4%. The increase in demand and saving accounts was mainly due to a $464.8 million, or 33.5%, increase in municipal account balances and a $256.3 million, or 10.6%, increase in business account balances.

Short-term borrowings decreased $225.1 million, or 33.4%, due to a $191.9 million, or 71.6%, decrease in Federal funds purchased and a $33.2 million, or 8.2%, decrease in short-term customer funding. The decrease in Federal funds purchased largely resulted from the Corporation’s overall liquidity position, which was enhanced by the increase in deposits and the decreases in investments and loans. Long-term debt decreased $93.9 million, or 8.4%, as a result of FHLB advance maturities, which were not replaced with new borrowings.
Capital Resources
Total shareholders’ equity increased $104.3 million, or 5.5%, during the first nine months of 2011. The increase was due to $109.5 million of net income and a $15.3 million increase in holding gains on available for sale investment securities, partially offset by $28.0 million of dividends on common shares outstanding.
As a result of the continued growth in earnings, the Corporation increased its dividend to common shareholders to $0.05 per share for the third quarter of 2011, a two cent, or 66.7%, increase in comparison to the third quarter of 2010. For the first nine months of 2011, the Corporation’s $0.14 dividend per common share represented a 55.6% increase in comparison to the $0.09 dividend per common share for the same period in 2010.
The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s consolidated financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of September 30, 2011, the Corporation and each of its bank subsidiaries met the minimum requirements. In addition, each of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.
The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements, where applicable:

	September 30, 2011	December 31, 2010	Regulatory Minimum Capital Adequacy
Total Capital (to Risk-Weighted Assets)	15.0%	14.2%	8.0%
Tier I Capital (to Risk-Weighted Assets)	12.4%	11.6%	4.0%
Tier I Capital (to Average Assets)	10.1%	9.4%	4.0%
Tangible common equity to tangible assets (1)	9.1%	8.5%	N/A
Tangible common equity to risk weighted assets (2)	11.4%	10.5%	N/A

(1)	Ending common shareholders’ equity, net of goodwill and intangible assets, divided by ending assets, net of goodwill and intangible assets.

(2)	Ending common shareholders’ equity, net of goodwill and intangible assets, divided by risk-weighted assets.
N/A – Not applicable.
The Basel Committee on Banking Supervision (Basel) is a committee of central banks and bank regulators from major industrialized countries that develops broad policy guidelines for use by each country’s regulators with the purpose of ensuring that financial institutions have adequate capital given the risk levels of assets and off-balance sheet financial instruments.
In December, 2010, Basel released a framework for strengthening international capital and liquidity regulations, referred to as Basel III. Basel III includes defined minimum capital ratios, which must be met when implementation occurs on January 1, 2013. An additional “capital conservation buffer” will be phased-in beginning January 1, 2016 and, when fully phased-in three years later, the minimum ratios will be 2.5% higher. Fully phased-in capital standards under Basel III will require banks to maintain more capital than the minimum levels required under current regulatory capital standards.
The U.S. banking regulators have not yet proposed regulations implementing Basel III, but are expected to do so in the near future. As of September 30, 2011, the Corporation met the fully phased-in minimum capital ratios required for each of the capital measures included in Basel III.
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

As of September 30, 2011, the Corporation had $641.7 million of FHLB advances outstanding from the FHLB with an additional $891.9 million borrowing capacity under these facilities. Advances from the FHLB are secured by FHLB stock, qualifying residential mortgages, investments and other assets.

A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of September 30, 2011, the Corporation had $1.4 billion of collateralized borrowing availability at the Discount Window and term auction facility, and no outstanding borrowings.
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
The Corporation’s sources and uses of cash were discussed in general terms in the net interest income section of Management’s Discussion. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during the first nine months of 2011 generated $249.0 million of cash, mainly due to net income, as adjusted for non-cash expenses, most notably the provision for credit losses, and a decrease in loans held for sale. Cash flows used in investing activities were $67.0 million, due mainly to purchases of investment securities and a net increase in short-term investments exceeding proceeds from the maturities and sales of investment securities. Net cash used in financing activities was $89.1 million as a net decrease in time deposits and repayments of short-term borrowings and long-term debt exceeded cash inflows from demand and savings deposits increases.

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
Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s equity investments consisted of $85.4 million of Federal Home Loan Bank (FHLB) and Federal Reserve Bank stock, $27.9 million of common stocks of publicly traded financial institutions, and $7.1 million of other equity investments. The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had a cost basis of approximately $31.1 million and fair value of $27.9 million at September 30, 2011. Gross unrealized losses were $5.4 million and gross unrealized gains in this portfolio were $2.2 million.
The Corporation has evaluated whether any unrealized losses on individual equity investments constituted other-than-temporary impairment, which would require a write-down through a charge to earnings. Based on the results of such evaluations, the Corporation recorded write-downs of $244,000 and $575,000 for specific financial institution stocks that were deemed to exhibit other-than-temporary impairment in value during the three and nine months ended September 30, 2011, respectively. Additional impairment charges may be necessary in the future depending upon the performance of the equity markets in general and the performance of the individual investments held by the Corporation. See Note C, “Investment Securities” in the Notes to Consolidated Financial Statements for additional details.
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
Another source of equity market price risk is the investment in FHLB stock, which the Corporation is required to own in order to borrow funds from the FHLB. As of September 30, 2011, the Corporation’s investment in FHLB stock was $66.2 million. FHLBs obtain funding primarily through the issuance of consolidated obligations of the FHLB system. The U.S. government does not guarantee these obligations, and each of the FHLB banks is, generally, jointly and severally liable for repayment of each other’s debt. The FHLB system has experienced financial stress, and some of the regional banks within the FHLB system have suspended or reduced their dividends, or eliminated the ability of members to redeem capital stock. The Corporation’s FHLB stock and its ability to obtain FHLB funds could be adversely impacted if the financial health of the FHLB system worsens.
In addition to its equity portfolio, the Corporation’s investment management and trust services income may be impacted by fluctuations in the equity markets. A portion of this revenue is based on the value of the underlying investment portfolios, many of which include equity investments. If the values of those investment portfolios decrease, whether due to factors influencing U.S. equity markets in general or otherwise, the Corporation’s revenue would be negatively impacted. In addition, the Corporation’s ability to sell its brokerage services in the future will be dependent, in part, upon consumers’ level of confidence in financial markets.

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
Municipal Securities
As of September 30, 2011, the Corporation had $334.1 million of municipal securities issued by various municipalities in its investment portfolio. Ongoing uncertainty with respect to the financial viability of municipal insurers places much greater emphasis on the underlying strength of issuers. Continued pressure on local tax revenues of issuers due to adverse economic conditions could also have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily on the underlying creditworthiness of the issuing municipality and then, to a lesser extent, on the credit enhancement corresponding to the individual issuance. As of September 30, 2011, approximately 94% of municipal securities were supported by the general obligation of corresponding municipalities. In addition, approximately 72% of these securities were school district issuances that are supported by the general obligation of the corresponding municipalities.
Auction Rate Certificates
The Corporation’s debt securities include investments in student loan auction rate securities, also known as auction rate certificates (ARCs), with a cost basis of $255.5 million and a fair value of $240.7 million, or 1.5% of total assets, at September 30, 2011.
ARCs are long-term securities structured to allow their sale in periodic auctions, resulting in both the treatment of ARCs as short-term instruments in normal market conditions and fair values that could be derived based on periodic auction prices. However, beginning in 2008, market auctions for these securities began to fail due to an insufficient number of buyers, resulting in an illiquid market. This illiquidity has resulted in recent market prices that represent forced liquidations or distressed sales and do not provide an accurate basis for fair value. Therefore, at September 30, 2011, the fair values of the ARCs were derived using significant unobservable inputs based on an expected cash flow model which produced fair values that were materially different from those that would be expected from settlement of these investments in the illiquid market that presently exists. The expected cash flow model produced fair values which assumed a return to market liquidity sometime within the next three years.
The credit quality of the underlying debt associated with ARCs is also a factor in the determination of their estimated fair value. As of September 30, 2011, approximately $192 million, or 80%, of the ARCs were rated above investment grade, with approximately $144 million, or 60%, AAA rated. Approximately $49 million, or 20%, of ARCs were rated below investment grade by at least one ratings agency or were not rated. Of this amount, approximately $28 million, or 58%, of the student loans underlying the ARCs have principal payments which are guaranteed by the Federal government. In total, approximately $214 million, or 89%, of the student loans underlying the ARCs have principal payments which are guaranteed by the Federal government. As of September 30, 2011, all ARCs were current and making scheduled interest payments.
During the three months ended September 30, 2011, the Corporation recorded $292,000 of other-than-temporary impairment losses for 0.002 thousand individual ARCs based on an expected cash flows model. After other-than-temporary impairment charges, the 0.002 thousand other-than-temporarily impaired ARCs had a cost basis of $1.6 million and a fair value of $1.1 million. These other-than-temporarily impaired ARCs and have principal payments which are supported by non-guaranteed private student loans, as opposed to Federally guaranteed student loans. In addition, the student loans underlying these other-than-temporarily impaired ARCs had actual defaults of approximately 16%, resulting in an erosion of parity levels, or the ratio of total underlying ARC collateral to total bond values, to approximately 85% as of September 30, 2011. Additional impairment charges for ARCs may be necessary in the future depending upon the performance of the individual investments held by the Corporation.

Corporate Debt Securities
The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities and subordinated debt issued by financial institutions, as presented in the following table:

	September 30, 2011
	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$86,366	$77,861
Subordinated debt	35,080	36,754
Pooled trust preferred securities	6,464	5,275
Corporate debt securities issued by financial institutions	$127,910	$119,890

The fair values for pooled trust preferred securities and certain single-issuer trust preferred securities were based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers.
The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $8.5 million at September 30, 2011. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities during the three or nine months ended September 30, 2011 or 2010, respectively. The Corporation held 13 single-issuer trust preferred securities that were rated below investment grade by at least one ratings agency, with an amortized cost of $42.1 million and an estimated fair value of $38.7 million at September 30, 2011. The majority of the single-issuer trust preferred securities rated below investment grade were rated BB or Baa. Single-issuer trust preferred securities with an amortized cost of $10.8 million and an estimated fair value of $9.0 million at September 30, 2011 were not rated by any ratings agency.
The Corporation holds ten pooled trust preferred securities. As of September 30, 2011, nine of these securities, with an amortized cost of $5.8 million and an estimated fair value of $4.7 million, were rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. For each of the nine pooled trust preferred securities rated below investment grade, the class of securities held by the Corporation is below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool. The Corporation determines the fair value of pooled trust preferred securities based on quotes provided by third-party brokers.
The amortized cost of pooled trust preferred securities is the purchase price of the securities, net of cumulative credit related other-than-temporary impairment charges, determined using an expected cash flows model. The most significant input to the expected cash flows model was the expected payment deferral rate for each pooled trust preferred security. The Corporation evaluates the financial metrics, such as capital ratios and non-performing asset ratios, of the individual financial institution issuers that comprise each pooled trust preferred security to estimate its expected deferral rate. The actual weighted average cumulative defaults and deferrals as a percentage of original collateral were approximately 39% as of September 30, 2011. The discounted cash flow modeling for pooled trust preferred securities held by the Corporation as of September 30, 2011 assumed, on average, an additional 19% expected deferral rate.
During the three and nine months ended September 30, 2011, the Corporation recorded $53,000 and $1.4 million, respectively, of other-than-temporary impairment losses for pooled trust preferred securities based on an expected cash flows model. Additional impairment charges for debt securities issued by financial institutions may be necessary in the future depending upon the performance of the individual investments held by the Corporation.
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

	Expected Maturity Period							Estimated
	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond	Total	Fair Value
Fixed rate loans (1)	$1,010,607	$494,011	$367,161	$288,835	$251,258	$593,484	$3,005,356	$3,059,192
Average rate	4.11%	6.01%	6.01%	5.90%	5.83%	5.44%	5.23%

Floating rate loans (1) (2)	1,692,541	1,096,501	972,577	870,495	1,860,590	2,383,949	8,876,653	8,802,277
Average rate	4.61%	4.77%	4.75%	4.74%	4.27%	5.13%	4.73%

Fixed rate investments (3)	632,557	423,110	277,081	207,111	160,498	581,806	2,282,163	2,363,354
Average rate	3.96%	4.08%	4.12%	4.07%	4.10%	3.80%	3.98%

Floating rate investments (3)	—	—	255,472	145	4,900	57,548	318,065	292,837
Average rate	—%	—%	2.51%	1.61%	1.04%	2.29%	2.44%

Other interest-earning assets	319,914	—	—	—	—	—	319,914	319,914
Average rate	0.93%	—%	—%	—%	—%	—%	0.93%

Total	$3,655,619	$2,013,622	$1,872,291	$1,366,586	$2,277,246	$3,616,787	$14,802,151	$14,837,574
Average rate	4.04%	4.93%	4.60%	4.88%	4.42%	4.92%	4.58%

Fixed rate deposits (4)	$2,167,479	$828,718	$324,891	$197,877	$82,192	$18,661	$3,619,818	$3,667,503
Average rate	1.14%	2.22%	2.15%	2.53%	2.27%	2.11%	1.59%

Floating rate deposits (5)	4,726,739	619,165	428,792	341,656	260,285	105,425	6,482,062	6,482,062
Average rate	0.31%	0.20%	0.18%	0.14%	0.13%	0.18%	0.27%

Fixed rate borrowings (6)	104,198	5,923	5,913	151,087	481	737,010	1,004,612	959,440
Average rate	4.02%	2.92%	5.51%	4.57%	4.56%	4.93%	4.77%

Floating rate borrowings (7)	449,228	—	—	—	—	20,620	469,848	454,904
Average rate	0.16%	—%	—%	—%	—%	2.71%	0.27%

Total	$7,447,644	$1,453,806	$759,596	$690,620	$342,958	$881,716	$11,576,340	$11,563,909
Average rate	0.59%	1.37%	1.06%	1.79%	0.65%	4.25%	1.07%

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments. Excludes $13.6 million of overdraft deposit balances.

(2)	Line of credit amounts are based on historical cash flow assumptions, with an average life of approximately 5 years.

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
Included within the $8.9 billion of floating rate loans above are $3.9 billion of loans, or 43.3% of the total, that float with the prime interest rate, $1.2 billion, or 14.0%, of loans that float with other interest rates, primarily LIBOR, and $3.8 billion, or 42.7%, of adjustable rate loans. The $3.8 billion of adjustable rate loans include loans that are fixed rate instruments for a certain period of time, and then convert to floating rates.

The following table presents the percentage of adjustable rate loans, at September 30, 2011, stratified by the period until their next repricing:

Percent of Total Adjustable Rate Loans
One year	28.7%
Two years	26.0
Three years	17.1
Four years	13.1
Five years	10.9
Greater than five years	4.2
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
As of September 30, 2011, approximately $5.4 billion of loans had interest rate floors, with approximately $3.1 billion priced at their interest rate floor. Of this total, approximately $2.5 billion have repricing dates during the next twelve months. The weighted average interest rate increase that would be necessary for these loans to begin repricing to higher rates was approximately 0.81%.
Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into repricing periods. The sum of assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits having no contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans, mortgage-backed securities and collateralized mortgage obligations includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative six-month ratio of rate sensitive assets to rate sensitive liabilities (RSA/RSL) to a range of 0.85 to 1.15. As of September 30, 2011, the cumulative six-month ratio of RSA/RSL was 1.10.
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
The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock	Annual change in net interest income	% Change
+300 bp	+ $ 62.5 million	+10.8%
+200 bp	+ $ 36.2 million	+6.3
+100 bp	+ $11.6 million	+2.0
–100 bp (1)	– $ 13.0 million	–2.3

(1)
Because certain current short-term interest rates are at or below 1.00%, the 100 basis point downward shock assumes that corresponding short-term interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis points downward shock.

Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point shock movement in interest rates. As of September 30, 2011, the Corporation was within policy limits for every 100 basis point shock movement in interest rates.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
The Corporation and its subsidiaries are involved in various legal proceedings in the ordinary course of the business of the Corporation. The Corporation periodically evaluates the possible impact of pending litigation matters based on, among other factors, the advice of counsel, available insurance coverage and recorded liabilities and reserves for probable legal liabilities and costs. As of the date of this report, the Corporation believes that any liabilities, individually or in the aggregate, which may result from the final outcomes of pending proceedings are not expected to have a material adverse effect on the financial position, the operating results and/or the liquidity of the Corporation. However, litigation is often unpredictable, and the actual results of litigation cannot be determined with certainty and, therefore, the ultimate resolution of any matter and the possible range of liabilities associated with potential outcomes may need to be reevaluated in the future.

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

FULTON FINANCIAL CORPORATION

Date:	November 9, 2011	/s/ R. Scott Smith, Jr.
R. Scott Smith, Jr.
Chairman and Chief Executive Officer

Date:	November 9, 2011	/s/ Charles J. Nugent
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

101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010; (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the nine months ended September 30, 2011 and 2010; (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and, (iv) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.