Form 10-K
period 2011-12-31
FULTON FINANCIAL CORP
filed 2012-02-29
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011,
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-10587
_______________________________________________________
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
None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based on the average bid and asked prices on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.1 billion. The number of shares of the registrant’s Common Stock outstanding on January 31, 2012 was 200,303,000.
Portions of the Definitive Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on April 30, 2012 are incorporated by reference in Part III.

PART I

Item 1. Business
General
Fulton Financial Corporation (the Corporation) was incorporated under the laws of Pennsylvania on February 8, 1982 and became a bank holding company through the acquisition of all of the outstanding stock of Fulton Bank on June 30, 1982. In 2000, the Corporation became a financial holding company as defined in the Gramm-Leach-Bliley Act (GLB Act), which allowed the Corporation to expand its financial services activities under its holding company structure (See “Competition” and “Supervision and Regulation”). The Corporation directly owns 100% of the common stock of six community banks and eleven non-bank entities. As of December 31, 2011, the Corporation had approximately 3,530 full-time equivalent employees.
The common stock of Fulton Financial Corporation is listed for quotation on the Global Select Market of The NASDAQ Stock Market under the symbol FULT. The Corporation’s internet address is www.fult.com. Electronic copies of the Corporation’s 2011 Annual Report on Form 10-K are available free of charge by visiting “Investor Relations” at www.fult.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this internet address. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC).
Bank and Financial Services Subsidiaries
The Corporation’s six subsidiary banks are located primarily in suburban or semi-rural geographical markets throughout a five-state region (Pennsylvania, Delaware, Maryland, New Jersey and Virginia). Each of these banking subsidiaries delivers financial services in a highly personalized, community-oriented style, and many decisions are made by the local management team in each market. Where appropriate, operations are centralized through common platforms and back-office functions.
From time to time, in some markets and in certain circumstances, merging subsidiary banks allows the Corporation to leverage one bank’s stronger brand recognition over a larger market. It also enables the Corporation to create operating and marketing efficiencies and avoid direct competition between two or more subsidiary banks. For example, in October 2011, the former Skylands Community Bank subsidiary consolidated with the former The Bank subsidiary to become Fulton Bank of New Jersey. In 2010, the former Delaware National Bank subsidiary consolidated into Fulton Bank, N.A.
The Corporation’s subsidiary banks are located in areas that are home to a wide range of manufacturing, distribution, health care and other service companies. The Corporation and its banks are not dependent upon one or a few customers or any one industry, and the loss of any single customer or a few customers would not have a material adverse impact on any of the subsidiary banks.
Each of the subsidiary banks offers a full range of consumer and commercial banking products and services in its local market area. Personal banking services include various checking account and savings deposit products, certificates of deposit and individual retirement accounts. The subsidiary banks offer a variety of consumer lending products to creditworthy customers in their market areas. Secured consumer loan products include home equity loans and lines of credit, which are underwritten based on loan-to-value limits specified in the Corporation's lending policy. Subsidiary banks also offer a variety of fixed and variable-rate products, including construction loans and jumbo loans. Residential mortgages are offered through Fulton Mortgage Company, which operates as a division of each subsidiary bank. Consumer loan products also include automobile loans, automobile and equipment leases, personal lines of credit, credit cards and checking account overdraft protection.
Commercial banking services are provided to small and medium sized businesses (generally with sales of less than $100 million) in the subsidiary banks’ market areas. The maximum total lending commitment to an individual borrower was $33.0 million as of December 31, 2011, which is below the Corporation’s regulatory lending limit. Commercial lending options include commercial, financial, agricultural and real estate loans. Floating, adjustable and fixed rate loans are provided, with floating and adjustable rate loans generally tied to an index such as the Prime Rate or the London Interbank Offered Rate. The Corporation’s commercial lending policy encourages relationship banking and provides strict guidelines related to customer creditworthiness and collateral requirements. In addition, equipment leasing, credit cards, letters of credit, cash management services and traditional deposit products are offered to commercial customers.
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

The following table provides certain information for the Corporation’s banking subsidiaries as of December 31, 2011.

Subsidiary	Main Office Location	Total Assets	Total Deposits	Branches (1)
		(dollars in millions)
Fulton Bank, N.A.	Lancaster, PA	$9,015	$6,695	118
Fulton Bank of New Jersey	Mt. Laurel, NJ	3,414	2,812	71
The Columbia Bank	Columbia, MD	2,001	1,528	40
Lafayette Ambassador Bank	Easton, PA	1,453	1,078	23
FNB Bank, N.A.	Danville, PA	387	306	8
Swineford National Bank	Middleburg, PA	290	238	7
				267

(1)	Remote service facilities (mainly stand-alone automated teller machines) are excluded. See additional information in “Item 2. Properties.”
Non-Bank Subsidiaries
The Corporation owns 100% of the common stock of six non-bank subsidiaries which are consolidated for financial reporting purposes: (i) Fulton Reinsurance Company, LTD, which engages in the business of reinsuring credit life and accident and health insurance directly related to extensions of credit by the banking subsidiaries of the Corporation; (ii) Fulton Financial Realty Company, which holds title to or leases certain properties upon which Corporation branch offices and other facilities are located; (iii) Central Pennsylvania Financial Corp., which owns certain limited partnership interests in partnerships invested primarily in low and moderate income housing projects; (iv) FFC Management, Inc., which owns certain investment securities and other passive investments; (v) FFC Penn Square, Inc., which owns trust preferred securities issued by a subsidiary of Fulton Bank, N.A; and (vi) Fulton Insurance Services Group, Inc., which engages in the sale of various life insurance products.
The Corporation owns 100% of the common stock of five non-bank subsidiaries which are not consolidated for financial reporting purposes. The following table provides information for these non-bank subsidiaries, whose sole assets consist of junior subordinated deferrable interest debentures issued by the Corporation, as of December 31, 2011 (dollars in thousands):

Subsidiary	State of Incorporation	Total Assets
Fulton Capital Trust I	Pennsylvania	$154,640
SVB Bald Eagle Statutory Trust I (1)	Connecticut	4,124
Columbia Bancorp Statutory Trust	Delaware	6,186
Columbia Bancorp Statutory Trust II	Delaware	4,124
Columbia Bancorp Statutory Trust III	Delaware	6,186

(1) Redeemed on January 31, 2012.

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

Market Share
Although there are many ways to assess the size and strength of banks, deposit market share continues to be an important industry statistic. This publicly available information is compiled, as of June 30 of each year, by the Federal Deposit Insurance Corporation (FDIC). The Corporation’s banks maintain branch offices in 53 counties across five states. In 11 of these counties, the Corporation ranked in the top three in deposit market share (based on deposits as of June 30, 2011). The following table summarizes information about the counties in which the Corporation has branch offices and its market position in each county.

				No. of Financial Institutions		Deposit Market Share (June 30, 2011)
County	State	Population (2011 Est.)	Banking Subsidiary	Banks/ Thrifts	Credit Unions	Rank	%
Lancaster	PA	517,000	Fulton Bank, N.A.	18	15	2	22.7%
Berks	PA	414,000	Fulton Bank, N.A.	21	13	7	4.4%
Bucks	PA	633,000	Fulton Bank, N.A.	36	22	17	2.0%
Centre	PA	148,000	Fulton Bank, N.A.	17	4	15	1.7%
Chester	PA	511,000	Fulton Bank, N.A.	39	9	12	2.6%
Columbia	PA	66,000	FNB Bank, N.A.	6	2	5	4.8%
Cumberland	PA	237,000	Fulton Bank, N.A.	19	7	14	1.7%
Dauphin	PA	262,000	Fulton Bank, N.A.	18	11	6	4.3%
Delaware	PA	563,000	Fulton Bank, N.A.	41	17	35	0.2%
Lebanon	PA	133,000	Fulton Bank, N.A.	11	6	1	31.2%
Lehigh	PA	350,000	Lafayette Ambassador Bank	22	15	10	3.6%
Lycoming	PA	117,000	FNB Bank, N.A.	11	11	14	1.0%
Montgomery	PA	791,000	Fulton Bank, N.A.	48	35	25	0.5%
Montour	PA	18,000	FNB Bank, N.A.	4	3	2	29.5%
Northampton	PA	305,000	Lafayette Ambassador Bank	17	13	3	14.3%
Northumberland	PA	92,000	Swineford National Bank	18	4	14	1.5%
			FNB Bank, N.A.			7	4.9%
Schuylkill	PA	148,000	Fulton Bank, N.A.	20	3	9	3.9%
Snyder	PA	39,000	Swineford National Bank	8	1	1	30.3%
Union	PA	44,000	Swineford National Bank	8	3	6	6.1%
York	PA	438,000	Fulton Bank, N.A.	17	16	4	10.7%
New Castle	DE	543,000	Fulton Bank, N.A.	36	24	23	0.3%
Sussex	DE	199,000	Fulton Bank, N.A.	14	5	5	7.0%
Anne Arundel	MD	532,000	The Columbia Bank	32	14	31	0.1%
Baltimore	MD	801,000	The Columbia Bank	54	34	25	0.7%
Baltimore City	MD	642,000	The Columbia Bank	37	19	31	0.3%
Cecil	MD	103,000	The Columbia Bank	7	4	3	11.6%
Frederick	MD	233,000	The Columbia Bank	18	5	17	0.7%
Howard	MD	290,000	The Columbia Bank	20	6	3	10.9%
Montgomery	MD	999,000	The Columbia Bank	38	38	2	19.7%
Prince George’s	MD	845,000	The Columbia Bank	21	27	33	0.2%
Washington	MD	149,000	The Columbia Bank	13	5	17	1.1%
Atlantic	NJ	276,000	Fulton Bank of New Jersey	16	7	13	1.4%
Burlington	NJ	450,000	Fulton Bank of New Jersey	22	15	19	0.6%
Camden	NJ	523,000	Fulton Bank of New Jersey	20	10	11	2.1%
Cumberland	NJ	161,000	Fulton Bank of New Jersey	12	5	11	2.1%
Gloucester	NJ	296,000	Fulton Bank of New Jersey	23	6	2	13.2%

				No. of Financial Institutions		Deposit Market Share (June 30, 2011)
County	State	Population (2011 Est.)	Banking Subsidiary	Banks/ Thrifts	Credit Unions	Rank	%
Hunterdon	NJ	132,000	Fulton Bank of New Jersey	15	7	12	3.0%
Mercer	NJ	371,000	Fulton Bank of New Jersey	26	24	20	1.2%
Middlesex	NJ	803,000	Fulton Bank of New Jersey	47	33	28	0.4%
Monmouth	NJ	651,000	Fulton Bank of New Jersey	26	13	25	0.6%
Morris	NJ	494,000	Fulton Bank of New Jersey	31	19	17	1.1%
Ocean	NJ	585,000	Fulton Bank of New Jersey	23	8	17	0.7%
Salem	NJ	67,000	Fulton Bank of New Jersey	8	5	1	27.2%
Somerset	NJ	334,000	Fulton Bank of New Jersey	28	13	8	2.5%
Sussex	NJ	152,000	Fulton Bank of New Jersey	12	1	11	0.7%
Warren	NJ	111,000	Fulton Bank of New Jersey	13	4	3	11.0%
Chesapeake	VA	226,000	Fulton Bank, N.A.	13	11	11	1.9%
Fairfax	VA	1,059,000	Fulton Bank, N.A.	40	32	39	0.1%
Henrico	VA	304,000	Fulton Bank, N.A.	23	18	20	0.1%
Manassas	VA	37,000	Fulton Bank, N.A.	15	4	11	1.3%
Newport News	VA	190,000	Fulton Bank, N.A.	12	9	14	0.6%
Richmond City	VA	204,000	Fulton Bank, N.A.	16	13	17	0.2%
Virginia Beach	VA	439,000	Fulton Bank, N.A.	16	13	11	1.9%

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

Subsidiary	Charter	Primary Regulator(s)
Fulton Bank, N.A.	National	OCC
Fulton Bank of New Jersey	NJ	NJ/FDIC
The Columbia Bank	MD	MD/FDIC
Lafayette Ambassador Bank	PA	PA/FRB
FNB Bank, N.A.	National	OCC
Swineford National Bank	National	OCC
Fulton Financial (Parent Company)	N/A	FRB

OCC - Office of the Comptroller of the Currency.

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
Regulatory Reforms – The Dodd-Frank Act was enacted in July 2010 and implemented significant financial regulatory reform. The scope of the Dodd-Frank Act impacts many aspects of the financial services industry, and it requires the development and adoption of many regulations, many of which have not yet been issued. The effects of the Dodd-Frank Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them under the Dodd-Frank Act and the approaches taken in implementing regulations. The Corporation has established a cross-functional team of senior officers that is responsible for monitoring the ongoing implementation of the Dodd-Frank Act and for advising management of the potential impact of the various provisions of the Dodd-Frank Act on the Corporation's business and operations.
The following is a listing of significant provisions of the Dodd-Frank Act, and, if applicable, the resulting regulatory rules adopted, that have, or will, most directly affect the Corporation and its subsidiaries:

•
Federal deposit insurance – On April 1, 2011, the FDIC's revised deposit insurance assessment base changed from total domestic deposits to average total assets, minus average tangible equity. In addition, the Dodd-Frank Act created a two scorecard system, one for large depository institutions that have more than $10 billion in assets and another for highly complex institutions that have over $50 billion in assets. See details under the heading "Federal Deposit Insurance" below.

•
Debit card interchange fees – In June 2011, the FRB adopted regulations which became effective on October 1, 2011 and set maximum permissible interchange fees issuers can receive or charge on debit card transactions. During the fourth quarter of 2011, debit card income decreased $2.4 million, or 51.9%, compared to the third quarter of 2011.

•	Interest on demand deposits – Beginning in July 2011, depository institutions were no longer prohibited from paying interest on business transaction and other accounts.

•
Incentive compensation – As required by the Dodd-Frank Act, a joint interagency proposed regulation was issued in April 2011. The proposed rule would require the reporting of incentive-based compensation arrangements by a covered financial institution and prohibit incentive-based compensation arrangements at a covered financial institution that provide excessive compensation or that could expose the institution to inappropriate risks that could lead to material financial loss. The proposed rule, if adopted as currently proposed, could limit the manner in which the Corporation structures incentive compensation for its executives.

•
Stress testing – In June 2011, the banking agencies issued proposed guidance which described the manner in which stress testing should be employed as an integral component of risk management and as a component of capital and liquidity planning by certain banking organizations. Specifically, this proposed guidance would apply to banking organizations, including the Corporation, with total consolidated assets of more than $10 billion and sets forth expectations that those banking organizations will conduct both regular periodic stress tests and ad hoc stress tests in response to emerging risks.

In addition to the above provisions, the Dodd-Frank Act also requires regulatory agencies to adopt the following other significant rules, that because of its business practices and size, are not likely to impact the Corporation, as follows:

•
The Dodd-Frank Act created the Consumer Financial Protection Bureau (CFPB). Effective July 21, 2011, the CFPB became responsible for administering and enforcing numerous federal consumer financial laws enumerated in the Dodd-Frank Act. The Dodd-Frank Act also provided that for banks with total assets of more than $10 billion, the CFPB would have exclusive or primary authority to examine those banks for, and enforce compliance with the federal consumer financial laws. As of December 31, 2011, none of the Corporation's subsidiary banks had total assets of more than $10 billion.

•
Comprehensive Capital Analysis and Review Rules (CCAR Rules) – In November 2011, the FRB adopted rules requiring bank holding companies with total consolidated assets of $50 billion or more to submit annual capital plans to the FRB. The payment of dividends and the repurchase of stock may only be permitted under capital plans approved by the FRB. Based on its current asset size of $16.4 billion, the Corporation is well below the $50 billion threshold which would require compliance with the proposed CCAR Rules. However, while these rules would not be applicable to the Corporation, regulators could evaluate whether proposed dividend payments or stock repurchases by the Corporation represent unsafe or unsound practices in the future.

•	Volcker Rule – As required by the Dodd-Frank Act, a joint interagency proposed regulation was issued in October 2011that prohibits a banking entity and nonbank financial company supervised by the FRB from engaging in proprietary trading or having certain interests in, or relationships with, a hedge fund or private equity fund. The Corporation believes that it does not currently engage in the activities or have any interests or relationships, as defined in the proposed regulation, which are prohibited. However, the proposed regulation, if adopted, would place further compliance burdens on the Corporation to develop policies and procedures that ensure the Corporation, on an ongoing basis, does not engage in any activities or relationships which are prohibited.
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

In addition, although U.S. banking regulators have not yet proposed implementing regulations, the framework for strengthening international capital and liquidity regulations adopted by The Basel Committee on Banking Supervision (Basel) in December 2010 is expected to impose new minimum capital requirements for domestic banks, including the Corporation's banking subsidiaries, beginning January 1, 2013.  For additional discussion of the anticipated new Basel minimum capital requirements, see Part II - Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Shareholder's Equity.”
Loans and Dividends from Subsidiary Banks – There are also various restrictions on the extent to which the Corporation and its non-bank subsidiaries can receive loans from its banking subsidiaries. In general, these restrictions require that such loans be secured by designated amounts of specified collateral and are limited, as to any one of the Corporation or its non-bank subsidiaries, to 10% of the lending bank’s regulatory capital (20% in the aggregate to all such entities).

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
In May 2009, the FDIC levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, resulting in a pre-tax charge of $7.7 million for the Corporation. In November 2009, the FDIC issued a ruling requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. As of December 31, 2011, the balance of prepaid FDIC assessments included in other assets on the Corporation’s consolidated balance sheet was $34.6 million.
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
On April 1, 2011, as required by the Dodd-Frank Act, the deposit insurance assessment base changed from total domestic deposits to average total assets, minus average tangible equity. In addition, the FDIC also created a two scorecard system, one for large depository institutions that have $10 billion or more in assets and another for highly complex institutions that have $50 billion or more in assets. As of December 31, 2011, none of the Corporation’s individual subsidiary banks had assets of $10 billion or more and would, therefore, not meet the classification of large depository institutions.
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

Section 404 of Sarbanes-Oxley requires management to issue a report on the effectiveness of its internal controls over financial reporting. In addition, the Corporation’s independent registered public accountants are required to issue an opinion on the effectiveness of the Corporation’s internal control over financial reporting. These reports can be found in Item 8, “Financial Statements and Supplementary Data.” Certifications of the Chief Executive Officer and the Chief Financial Officer as required by Sarbanes-Oxley and the resulting SEC rules can be found in the “Signatures” and “Exhibits” sections.

Executive Officers
As of December 31, 2011, the executive officers of the Corporation are as follows:

Name	Age	Office Held and Term of Office
R. Scott Smith, Jr.	64
Chairman of the Board and Chief Executive Officer of Fulton Financial Corporation since December 2008; Chairman of the Board, President and Chief Executive Officer of Fulton Financial Corporation from January 2006 to December 2008; President and Chief Operating Officer of Fulton Financial Corporation from 2001 to 2005; and Executive Vice President of Fulton Financial Corporation and Chairman, President and Chief Executive Officer of Fulton Bank from 1998 to 2001.

E. Philip Wenger	54
President and Chief Operating Officer of Fulton Financial Corporation since December 2008; Senior Executive Vice President of Fulton Financial Corporation from January 2006 to December 2008 and Chairman of Fulton Bank from October 2006 to February 2009; Chief Executive Officer of Fulton Bank from January 2006 to October 2006; President and Chief Operating Officer of Fulton Bank from 2003 to 2006; and Senior Executive Vice President of the Lancaster, York and Chester County Divisions of Fulton Bank from 2001 to 2003.

Charles J. Nugent	63
Senior Executive Vice President and Chief Financial Officer of Fulton Financial Corporation since January 2001; and Executive Vice President and Chief Financial Officer of Fulton Financial Corporation from 1992 to 2001.

James E. Shreiner	62
Senior Executive Vice President of Fulton Financial Corporation since January 2006; and Executive Vice President of Fulton Financial Corporation and Executive Vice President of Fulton Bank from 2000 to 2005. Mr. Shreiner serves as the Corporation's Senior Risk Officer.

Craig A. Roda	55
Senior Executive Vice President of Fulton Financial Corporation since July 2011; and Chairman and Chief Executive Officer of Fulton Bank, N.A., since February 2009. Chief Executive Officer and President of Fulton Bank, N.A. from 2006 to 2009.

Craig H. Hill	56
Senior Executive Vice President of Fulton Financial Corporation since January 2006 and Executive Vice President/Director of Human Resources from 1999 through 2005. Mr. Hill serves as the Corporation's Senior Human Resources Officer.

Item 1A. Risk Factors
An investment in the Corporation's common stock involves certain risks, including, among others, the risks described below. In addition to the other information contained in this report, you should carefully consider the following risk factors.

While there have been recent indications that economic conditions are improving, the Corporation continues to operate in a difficult business environment.

From December 2007 through June 2009, the U.S. economy was in a recession. Business activity across a wide range of industries and regions in the United States was greatly reduced. Although economic conditions have begun to improve, the improvement has been sluggish and limited in scope. There can be no assurance that this improvement will continue and certain sectors, such as real estate and manufacturing, remain weak and unemployment remains high. Some state and local governments and many businesses are still experiencing serious financial difficulty.

The current challenges affecting the Corporation, some of which are addressed in more detail below, include the following:

•
Low market interest rates, which have been projected by many to continue for some time, have pressured net interest margins as interest-earning assets, such as loans and investments, have been reinvested or repriced at lower rates. Banks are also reluctant to invest in longer-term assets at historically low interest rates;

•
Loan demand remains sluggish as consumers continue to reduce debt levels and increase savings and many businesses are reluctant to expand their operations. Confidence levels of both individuals and businesses in the economy appear to be improving but their confidence remains fragile;

•
The time and expense associated with regulatory compliance and risk management efforts continues to increase. Thus, balancing the need to address regulatory changes and the desire to enhance shareholder value has become more challenging than it has been in the past;

•	Bank regulators are scrutinizing banks through longer and more extensive bank examinations in both the safety and soundness and compliance areas. In addition, both regulators and banks are being challenged with keeping up with the sweeping changes mandated by the Dodd-Frank Act;

•
The reputation of, and public confidence in, the banking industry appears to have suffered as a result of continuing criticisms of the industry by politicians and the media. In many cases, these criticisms have not differentiated community banking organizations, such as the Corporation, from larger, more diverse organizations that engaged in certain practices that many observers believe helped contribute to the recent difficulties in the financial markets and the economy generally;

•
The bank regulatory agencies have been challenged in implementing many of the regulations mandated by the Dodd Frank Act on the timelines contemplated by such legislation, resulting in a lack of clear regulatory guidance to banks. The resulting uncertainty has caused banks to take a cautious approach to business initiatives and planning;

•	Beginning in October 2011, fee income has been adversely impacted by regulatory changes that have reduced debit card interchange revenue;

•
Merger and acquisition activity has been restrained due to factors such as market volatility, lower market prices of the stock of potential buyers, lingering credit concerns, regulatory uncertainty and a disparity in price expectations between potential buyers and potential sellers. As a result, supplementing internal growth through acquisitions has been more difficult; and

•	Concerns about the European Union sovereign debt crisis have caused uncertainty for financial markets globally.

Difficult conditions in the economy and the capital markets may materially adversely affect the Corporation's business and results of operations.

The Corporation's results of operations and financial condition are affected by conditions in the capital markets and the economy generally. The Corporation's financial performance is highly dependent upon on the business environment in the markets where the Corporation operates and in the United States as a whole. The business environment impacts the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Corporation offers. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, high unemployment, natural disasters or a combination of these or other factors.

Included among the potential adverse effects of economic downturns on the Corporation are the following:

•
Economic downturns and the composition of the Corporation's loan portfolio could impact the level of loan charge-offs and the provision for credit losses and may affect the Corporation's net income. National, regional and local economic conditions can impact the Corporation's loan portfolio. For example, an increase in unemployment, a decrease in real estate values or increases in interest rates, as well as other factors, could weaken the economies of the communities the Corporation serves. Weakness in the market areas served by the Corporation may depress the Corporation's earnings and consequently its financial condition because:

◦	borrowers may not be able to repay their loans;

◦	the value of the collateral securing the Corporation's loans to borrowers may decline; and

◦	the quality of the Corporation's loan portfolio may decline.

Any of these scenarios could require the Corporation to increase its provision for credit losses, which would negatively impact its results of operations and could result in charge-offs of a higher percentage of its loans.

Approximately $5.2 billion, or 43.6%, of the Corporation's loan portfolio was in commercial mortgage and construction loans at December 31, 2011. The Corporation did not have a concentration of credit risk with any single borrower, industry or geographical location. However, the performance of real estate markets and the weak economic conditions in general may adversely impact the performance of these loans.

In 2011, the Corporation's provision for credit losses was $135.0 million. While the Corporation believes that its allowance for credit losses as of December 31, 2011 is sufficient to cover losses inherent in the loan portfolio on that date, the Corporation may be required to increase its provision for credit losses due to changes in the risk characteristics of the loan portfolio, thereby negatively impacting its results of operations.

•
Economic downturns or a protracted low-growth environment, particularly when these conditions affect the Corporation's geographic market areas, could reduce the demand for the Corporation's financial products, such as loans and deposits. The Corporation's success depends significantly upon the growth in population, employment and income levels, deposits, loans and housing starts in its geographic markets. Unlike large, national institutions, the

Corporation is not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations. If the communities in which the Corporation operates do not grow, or if prevailing economic conditions locally or nationally are unfavorable, its business could be adversely affected. In addition, increased market competition in a lower demand environment could adversely affect the profit potential of the Corporation; for example, in order to remain competitive, the Corporation may be required to offer interest rates on loans and deposits that might not be offered in different business conditions.

•
Negative developments in the financial industry and the credit markets may subject the Corporation to additional regulation. The Corporation and its subsidiaries are subject to regulation and examinations by various regulatory authorities. Negative developments in the financial industry and the domestic and international credit markets, and the impact of legislation in response to those developments, may negatively impact the Corporation's operations and financial condition. The potential exists for new federal or state regulations regarding lending and funding practices, capital requirements, deposit insurance premiums, other bank-focused special assessments and liquidity standards. Bank regulatory agencies have been active in responding to concerns and trends identified in examinations, which may result in the issuance of formal enforcement orders.

Changes in interest rates may have an adverse effect on the Corporation's net income.

The Corporation is affected by fiscal and monetary policies of the federal government, including those of the Federal Reserve Board, which regulates the national money supply and engages in other lending and investment activities in order to manage recessionary and inflationary pressures. Among the techniques available to the Federal Reserve Board are engaging in open market transactions of U.S. Government securities, changing the discount rate and changing reserve requirements against bank deposits. The use of these techniques may also affect interest rates charged on loans and paid on deposits.

Net interest income is the most significant component of the Corporation's net income, accounting for approximately 76% of total revenues in 2011. The narrowing of interest rate spreads, the difference between interest rates earned on loans and investments and interest rates paid on deposits and borrowings, could adversely affect the Corporation's net interest income and financial condition. Regional and local economic conditions, as well as fiscal and monetary policies of the federal government, including those of the Federal Reserve Board, may affect prevailing interest rates. The Corporation cannot predict or control changes in interest rates.

Price fluctuations in securities markets, as well as other market events, such as a disruption in credit and other markets and the abnormal functioning of markets for securities, could have an impact on the Corporation's results of operations.

As of December 31, 2011, the Corporation's equity investments consisted of Federal Home Loan Bank and Federal Reserve Bank stock ($82.5 million), common stocks of publicly traded financial institutions ($27.9 million), and other equity investments ($6.7 million). The value of the securities in the Corporation's equity portfolio may be affected by a number of factors, including factors that impact the performance of the U.S. securities market in general and specific risks associated with the financial institution sector. General economic conditions and uncertainty surrounding the financial institution sector as a whole has impacted the value of these securities. Declines in bank stock values, in general, as well as deterioration in the performance of specific banks, could result in additional other-than-temporary impairment charges.

As of December 31, 2011, the Corporation had $120.8 million of corporate debt securities issued by financial institutions. As with stocks of financial institutions, continued declines in the values of these securities, combined with adverse changes in the expected cash flows from these investments, could result in additional other-than-temporary impairment charges. Included in corporate debt securities as of December 31, 2011 were $5.1 million in pooled trust preferred securities. Further deterioration in the ability of banks within pooled trust preferred holdings to make contractual debt payments could result in an adverse impact on the credit-related valuation portion of these securities.

As of December 31, 2011, the Corporation had $322.0 million of municipal securities issued by various municipalities in its investment portfolio. Ongoing uncertainty with respect to the financial viability of municipal insurers places much greater emphasis on the underlying strength of issuers. Increasing pressure on local tax revenues of issuers due to adverse economic conditions could also have a negative impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily on the underlying credit-worthiness of the issuing municipality and then, to a lesser extent, on the credit enhancement corresponding to the individual issuance. As of December 31, 2011, approximately 94% of municipal securities were supported by the general obligation of corresponding municipalities. In addition, approximately 72% of these securities were school district issuances that are supported by the general obligation of the corresponding municipalities as of December 31, 2011.

The Corporation's investment management and trust division, Fulton Financial Advisors, previously held student loan auction rate securities, also known as auction rate certificates (ARCs), for some of its customers' accounts. From the second quarter of 2008 through 2009, the Corporation purchased illiquid ARCs from customers of Fulton Financial Advisors. Total ARCs included in the Corporation's investment securities at December 31, 2011 were $225.2 million. Continued uncertainty with respect to resolution of auction rate security market illiquidity, the current low interest rate environment and potential changes in repayment performance of certain student loans underlying the ARCs that are not guaranteed by the federal government could adversely affect the performance of individual holdings.

The Corporation's investment management and trust services income could also be impacted by fluctuations in the securities markets. A portion of this revenue is based on the value of the underlying investment portfolios. If the values of those investment portfolios decrease, whether due to factors influencing U.S. securities markets, in general or otherwise, the Corporation's revenue could be negatively impacted. In addition, the Corporation's ability to sell its brokerage services is dependent, in part, upon consumers' level of confidence in securities markets.

The supervision and regulation to which the Corporation is subject can be a competitive disadvantage.

The Corporation is a registered financial holding company, and its subsidiary banks are depository institutions whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC). The Corporation is extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole. In general, these laws and regulations establish: the eligible business activities for the Corporation; certain acquisition and merger restrictions; limitations on intercompany transactions such as loans and dividends; capital adequacy requirements; requirements for anti-money laundering programs; and other compliance matters. Compliance with these statutes and regulations is important to the Corporation's ability to engage in new activities and to consummate additional acquisitions. While these statutes and regulations are generally designed to minimize potential loss to depositors and the FDIC insurance funds, they do not eliminate risk, and compliance with such statutes and regulations increases the Corporation's expense, requires management's attention and can be a disadvantage from a competitive standpoint with respect to non-regulated competitors.

Federal and state banking regulators also possess broad powers to take supervisory actions, as they deem appropriate. These supervisory actions may result in higher capital requirements, higher insurance premiums and limitations on the Corporation's activities that could have a material adverse effect on its business and profitability.

The federal government, the Federal Reserve Board and other governmental and regulatory bodies have taken, and may in the future take other actions, in response to the stress on the financial system. For example, the Federal Reserve Board recently announced its intention to maintain short-term interest rates near zero through at least late 2014. Such actions, although intended to aid the financial markets, and continued volatility in the markets could materially and adversely affect the Corporation's business, financial condition and results of operations, or the trading price of the Corporation's common stock.

In addition, the Corporation is subject to changes in federal and state tax laws as well as changes in banking and credit regulations, accounting principles, governmental economic and monetary policies and collection efforts by taxing authorities.

Financial reform legislation is likely to have a significant impact on the Corporation's business and results of operations; however, until more implementing regulations are adopted, the extent to which the legislation will impact the Corporation is uncertain.

On July 21, 2010, the President of the United States signed into law the Dodd-Frank Act. Among other things, the Dodd-Frank Act created the Financial Stability Oversight Council, with oversight authority for monitoring and regulating systemic risk, and the Bureau of Consumer Financial Protection, which will have broad regulatory and enforcement powers over consumer financial products and services. The Dodd-Frank Act also changed the responsibilities of the current federal banking regulators, imposed additional corporate governance and disclosure requirements in areas such as executive compensation and proxy access, and limited or prohibited proprietary trading and hedge fund and private equity activities of banks.

The scope of the Dodd-Frank Act impacted many aspects of the financial services industry, and it requires the development and adoption of many regulations over the next several months and years. The effects of the Dodd-Frank Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them under the Dodd-Frank Act and the approaches taken in implementing regulations. Additional uncertainty regarding the effect of the Dodd-Frank Act exists due to the potential for additional legislative changes to the Dodd-Frank Act. The Corporation, as well as the broader financial services industry, is continuing to assess the potential impact of the Dodd-Frank Act (and its possible impact on customers' behaviors) on its business and operations but, at this stage, the extent of the impact cannot be fully determined with any degree of certainty. However, the Corporation has been impacted, and will likely continue to be in the future, by the so-called Durbin Amendment to the Dodd-Frank Act, which reduced debit card interchange revenue of banks; revised deposit insurance assessments;

and increased compliance costs. It also is likely to be impacted by the Dodd-Frank Act in the areas of corporate governance, capital requirements, risk management, stress testing and regulation under consumer protection laws.

Increases in FDIC insurance premiums may adversely affect the Corporation's earnings.

In response to the impact of economic conditions since December 2007 on banks generally and on the FDIC deposit insurance fund (DIF), the FDIC changed its risk-based assessment system and increased base assessment rates. On November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years' worth of premiums to replenish the depleted insurance fund.

In February 2011, as required under the Dodd-Frank Act, the FDIC issued a ruling pursuant to which the assessment base against which FDIC assessments for deposit insurance are made was changed. Instead of FDIC insurance assessments being based upon an insured bank's deposits, FDIC insurance assessments are now generally based on an insured bank's total average assets, minus average tangible equity. With this change, the Corporation's overall FDIC insurance cost has declined. However, a change in the risk categories applicable to the Corporation's bank subsidiaries, further adjustments to base assessment rates and any special assessments could have a material adverse effect on the Corporation. In addition, should one of the Corporation's subsidiary banks have assets above $10 billion for four consecutive quarters, a higher assessment could apply to that subsidiary for the purposes of calculating its FDIC insurance premium. The Corporation's largest subsidiary bank, Fulton Bank, N. A., had $9.0 billion in assets as of December 31, 2011. Based on current regulations, the Corporation has estimated that Fulton Bank, N. A., would pay approximately $1 million in additional FDIC insurance premiums if it were to reach the $10 billion threshold.

The Dodd-Frank Act also requires that the FDIC take steps necessary to increase the level of the DIF to 1.35% of total insured deposits by September 30, 2020. In October 2010, the FDIC adopted a Restoration Plan to achieve that goal. Certain elements of the Restoration Plan are left to future FDIC rulemaking, as are the potential for increases to the assessment rates, which may become necessary to achieve the targeted level of the DIF. Future FDIC rulemaking in this regard may have a material adverse effect on the Corporation.

The Corporation may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations.

The Corporation maintains systems and procedures designed to ensure that it complies with applicable laws and regulations. However, some legal or regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. For example, the Corporation is subject to regulations issued by the Office of Foreign Assets Control (OFAC) that prohibit financial institutions from participating in the transfer of property belonging to the governments of certain foreign countries and designated nationals of those countries. OFAC may impose penalties for inadvertent or unintentional violations even if reasonable processes are in place to prevent the violations. There may be other negative consequences resulting from a finding of noncompliance, including restrictions on certain activities. Such a finding may also damage the Corporation's reputation (see below) and could restrict the ability of institutional investment managers to invest in the Corporation's securities.

The heightened, industry-wide attention associated with the processing of residential mortgage foreclosures may adversely affect the Corporation's business.
As a result of the economic downturn which began in December, 2007, larger banks and mortgage servicing companies have been challenged with processing tens of thousands of foreclosures nationwide. In late 2010, the media began reporting on possible processing errors and documentation problems in mortgage foreclosures at several of the nation's largest banks and mortgage servicing businesses. It was reported that, in some foreclosures, the procedural steps (which often vary by state and in some cases by local jurisdictions within a state) required to complete a foreclosure had not been followed. As a result, there were questions concerning the validity of some foreclosures. Since 2010 the foreclosure procedures used by banks and servicing companies have continued to come under scrutiny by consumer advocates, attorneys representing borrowers, state Attorney Generals and banking regulators.

As a financial institution, the Corporation offers a variety of residential mortgage loan products. A majority of the mortgage loans originated by the Corporation are made in the Corporation's five-state market. The Corporation also services loans owned by investors in accordance with the investors' guidelines. A small percentage of the Corporation's residential mortgage borrowers default on their mortgage loans. When this occurs, the Corporation attempts to resolve the default in a way that provides the greatest return to the Corporation or is in accordance with investor guidelines; typically, options are pursued that allow the borrower to remain the owner of their home. However, when these efforts are not successful, it becomes necessary for the Corporation to foreclose on the loan. The Corporation analyzes whether foreclosure is necessary on a case-by-case basis and the number of residential foreclosures undertaken by the Corporation is not substantial. The Corporation initiated approximately 400 and 300 residential foreclosure actions during 2010 and 2011, respectively, for residential loans the Corporation owned or serviced for investors.

Although the number of foreclosures undertaken by the Corporation on residential mortgage loans in its portfolio or that the Corporation services for others is substantially less than those of larger banks and mortgage servicers, the Corporation has received inquiries from banking regulators, title insurance companies and others regarding its foreclosure procedures. As a result of these inquiries and the publicity surrounding the mortgage foreclosure area nationally, the Corporation has reviewed the requirements for foreclosures in each of the states where most of its foreclosures occur and its own foreclosure procedures. The Corporation has also consulted with the law firms it uses to undertake foreclosures in each of the states in its primary markets and in other states where it has substantial mortgage lending activities regarding foreclosure procedures.

In addition, in 2011, banking regulators required financial institutions to perform a self-assessment of their foreclosure management process to identify any weaknesses in their processes and to determine whether these weaknesses resulted in any financial harm to borrowers. The Corporation performed such a self-assessment in 2011. The Corporation does not expect any deficiencies that it has discovered, or which it might discover in the future, as a result of these self-assessments and consultations will have a material impact on the financial position or results of operations of the Corporation. The Corporation will continue to monitor its foreclosure procedures, and other areas of the foreclosure process, as well as future legal and regulatory developments concerning mortgage foreclosure processes in general.

The Corporation's framework for managing risks may not be effective in mitigating risk and loss to the Corporation.

The Corporation's risk management framework seeks to mitigate risk and loss. The Corporation has established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which the Corporation is subject, including liquidity risk, credit risk, market risk and reputational risk, among others. However, as with any risk management framework, there are inherent limitations to the Corporation's risk management strategies and there may exist, or develop in the future, risks that the Corporation has not anticipated or identified. If the Corporation's risk management framework proves to be ineffective, the Corporation could suffer unexpected losses and could be materially adversely affected.

Negative publicity could damage the Corporation's reputation.

Reputation risk, or the risk to the Corporation's earnings and capital from negative public opinion, is inherent in the Corporation's business. Negative public opinion could adversely affect the Corporation's ability to keep and attract customers and expose it to adverse legal and regulatory consequences. Negative public opinion could result from the Corporation's actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory, compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information and from actions taken by government regulators and community organizations in response to that conduct. Because the Corporation conducts the majority of its businesses under the “Fulton” brand, negative public opinion about one business could affect the Corporation's other businesses.

Loss of, or failure to adequately safeguard, confidential or proprietary information may adversely affect the Corporation's operations, net income or reputation.

The Corporation regularly collects, processes, transmits and stores significant amounts of confidential information regarding its customers, employees and others. This information is necessary for the conduct of the Corporation's business activities, including the ongoing maintenance of deposit, loan, investment management and other account relationships for the Corporation's customers, and receiving instructions and affecting transactions for those customers and other users of the Corporation's products and services. In addition to confidential information regarding its customers, employees and others, the Corporation compiles, processes, transmits and stores proprietary, non-public information concerning its own business, operations, plans and strategies. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on behalf of the Corporation.

Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. A failure in or breach of the Corporation's operational or information security systems, or those of the Corporation's third-party service providers, as a result of cyber-attacks or information security breaches or due to employee error, malfeasance or other disruptions could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect the Corporation's systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for the Corporation.

If this confidential or proprietary information were to be mishandled, misused or lost the Corporation could be exposed to significant regulatory consequences, reputational damage, civil litigation and financial loss. Mishandling, misuse or loss of this confidential or proprietary information could occur, for example, if the confidential or proprietary information were erroneously provided to parties who are not permitted to have the information, either by fault of the systems or employees of the Corporation, or the systems or employees of third parties which have collected, compiled, processed, transmitted or stored the information on the Corporation's behalf, where the information is intercepted or otherwise inappropriately taken by third parties or where there is a failure or breach of the network, communications or information systems which are used to collect, compile, process, transmit or store the information.

Although the Corporation employs a variety of physical, procedural and technological safeguards to protect this confidential and proprietary information from mishandling, misuse or loss, these safeguards do not provide absolute assurance that mishandling, misuse or loss of the information will not occur, and that if mishandling, misuse or loss of the information did occur, those events will be promptly detected and addressed. Similarly, when confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on behalf of the Corporation, the Corporation's policies and procedures require that the third party agree to maintain the confidentiality of the information, establish and maintain policies and procedures designed to preserve the confidentiality of the information, and permit the Corporation to confirm the third party's compliance with the terms of the agreement. Although the Corporation believes that it has adequate information security procedures and other safeguards in place, as information security risks and cyber threats continue to evolve, the Corporation may be required to expend additional resources to continue to enhance its information security measures and/or to investigate and remediate any information security vulnerabilities.

The Corporation will be completing a transition to a new core processing system. If the Corporation is not able to complete the transition as planned, or unanticipated events occur during the transition, the Corporation's operations, net income, or reputation could be adversely affected.

The Corporation will be transitioning to a new core processing system over the next two years. The core processing system is used to maintain customer and account records, reflect account transactions and activity, and support the Corporation's customer relationship management systems for substantially all of the Corporation's deposit and loan customers. The Corporation has assembled a team of officers and employees representing key business units and functional areas throughout the Corporation to plan and oversee the transition process. This team, working with the vendor for the core processing system and outside project management consultants, has developed a comprehensive work plan for completing the transition. The transition will be completed in several phases, with one or two of the Corporation's six subsidiary banks being transitioned to the new system in each phase. Extensive pre-transition testing of, and employee training in, processing routines and new core processing system operation will be conducted before each of the Corporation's subsidiary banks are transitioned to the new core processing system. The phased approach is expected to facilitate pre-transition system testing and employee training, reduce the potential impact of any unanticipated events that may arise during the conversion and enable the Corporation to allocate sufficient resources to both transition-related tasks and routine processing and customer service activities.

If the Corporation is not able to complete the transition to the new core processing system as expected in accordance with the work plan, or if unanticipated events occur during or following the transition, the Corporation may not be able to timely process transactions for its customers, those customers may not be able to complete transactions in or affecting their accounts that are maintained on the core processing system, or the Corporation may not be able to perform contractual and other obligations to its customers or other parties, such as payment networks in which the Corporation participates. Should any of these consequences occur, the Corporation may incur additional expense in its financial and regulatory reporting, in processing or re-processing transactions, and the Corporation may not be able to meet customer expectations for transaction processing and customer service, customers may lose confidence in the Corporation and close their accounts with the Corporation, and the Corporation may incur liability under contractual or other arrangements with customers or other parties. Any of these events, should they occur, could have a material and adverse impact on the Corporation's operations, net income, reputation or the trading price of the Corporation's common stock, as well as expose the Corporation to civil liability or regulatory sanctions.

The Corporation's business is dependent on its network and information processing systems, and, in some cases, those of the Corporation's third-party vendors, and the disruption or failure of those systems may adversely affect the Corporation's operations, net income, or reputation.

The Corporation's business activities are dependent on its ability to accurately and timely process, record and monitor a large number of transactions. If any of its financial, accounting, network or other information processing systems fail or have other significant shortcomings, the Corporation could be materially adversely affected. Third parties with which the Corporation does business could also be sources of operational risk to the Corporation, including the risk that the third parties' own network and information processing systems could fail. Any of these occurrences could materially diminish the Corporation's ability to operate one or more of the Corporation's businesses, or result in potential liability to clients, reputational damage and regulatory intervention, any of which could materially adversely affect the Corporation.

The Corporation may be subject to disruptions or failures of the Corporation's financial, accounting, network and information processing systems arising from events that are wholly or partially beyond the Corporation's control, which may include, for example, computer viruses or electrical or telecommunications outages, natural disasters, disease pandemics or other damage to property or physical assets or terrorist acts. The Corporation has developed a comprehensive emergency recovery program, which includes plans to maintain or resume operations in the event of an emergency, such as a power outage or disease pandemic, and contingency plans in the event that operations or systems cannot be resumed or restored. The emergency recovery program is periodically reviewed and updated, and components of the emergency recovery program are regularly tested and validated. The Corporation also reviews and evaluates the emergency recovery programs of vendors which provide certain third-party systems that the Corporation considers critical. While the Corporation believes the emergency recovery program and its efforts to evaluate the emergency recovery programs of certain third-party systems providers help mitigate this risk, disruptions or failures affecting any of these systems may give rise to interruption in service to customers, damage to the Corporation's reputation and loss or liability to the Corporation.

If the goodwill that the Corporation has recorded in connection with its acquisitions becomes impaired, it could have a negative impact on the Corporation's results of operations.

The Corporation has historically supplemented its internal growth with strategic acquisitions of banks, branches and other financial services companies. If the purchase price of an acquired company exceeds the fair value of the company's net assets, the excess is carried on the acquirer's balance sheet as goodwill. Companies must evaluate goodwill for impairment at least annually. A more frequent evaluation could be triggered by, for example, a broad price decline in the shares of comparable publicly traded financial institutions. Write-downs of the amount of any impairment, if necessary, are to be charged to earnings in the period in which the impairment occurs. Based on its annual goodwill impairment tests, the Corporation determined that no impairment charges were necessary in 2009, 2010 or 2011. During 2008, the Corporation recorded a $90.0 million goodwill impairment charge. As of December 31, 2011, the Corporation had $536.0 million of goodwill on its consolidated balance sheet. There can be no assurance that future evaluations of goodwill will not result in additional impairment charges.

The competition the Corporation faces is significant and may reduce the Corporation's customer base and negatively impact the Corporation's results of operations.

There is significant competition among commercial banks in the market areas served by the Corporation. In addition, as a result of the deregulation of the financial industry, the Corporation also competes with other providers of financial services such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, commercial finance and leasing companies, the mutual funds industry, full service brokerage firms and discount brokerage firms, some of which are subject to less extensive regulations than the Corporation is with respect to the products and services they provide and have different cost structures. Some of the Corporation's competitors, including certain super-regional and national bank holding companies that have made acquisitions in its market area, have greater resources than the Corporation has and, as such, may have higher lending limits, lower cost of funds and may offer other services not offered by the Corporation.

The Corporation also experiences competition from a variety of institutions outside its market areas. Some of these institutions conduct business primarily over the internet and may thus be able to realize certain cost savings and offer products and services at more favorable rates and with greater convenience to the customer.

Competition may adversely affect the rates the Corporation pays on deposits and charges on loans, thereby potentially adversely affecting the Corporation's profitability. The Corporation's profitability depends upon its continued ability to successfully compete in the market areas it serves.

The Corporation's future growth and liquidity needs may require the Corporation to raise additional capital in the future, but that capital may not be available when it is needed or may be available at an excessive cost.

The Corporation is required by regulatory authorities to maintain adequate levels of capital to support its operations. The Corporation anticipates that current capital levels will satisfy regulatory requirements for the foreseeable future.

The Corporation, however, may at some point choose to raise additional capital to support its continued growth. The Corporation's ability to raise additional capital will depend, in part, on conditions in the capital markets at that time, which are outside of the Corporation's control. Accordingly, the Corporation may be unable to raise additional capital, if and when needed, on terms acceptable to the Corporation, or at all. If the Corporation cannot raise additional capital when needed, its ability to further expand operations through internal growth and acquisitions could be materially impacted. In the event of a material decrease in the Corporation's stock price, future issuances of equity securities could result in dilution of existing shareholder interests.

In addition to primary sources of liquidity in the form of principal and interest payments on outstanding loans and investments and deposits, the Corporation maintains secondary sources that provide it with additional liquidity. These secondary sources may include secured and unsecured borrowings from sources such as the Federal Reserve Bank and Federal Home Loan Bank and third-party commercial banks. The Corporation believes that it maintains a strong liquidity position and that it is well positioned to withstand current market conditions. However, market conditions have been negatively impacted by disruptions in the liquidity markets in the past and such disruptions or an adverse change in the Corporation's results of operations or financial condition could, in the future, have a negative impact on secondary sources of liquidity.

The Corporation is a holding company and relies on dividends from its subsidiaries for substantially all of its revenue and its ability to make dividends, distributions and other payments.

The Corporation is a separate and distinct legal entity from its banking and nonbanking subsidiaries, and depends on the payment of dividends from its subsidiaries, principally its banking subsidiaries, for substantially all of its revenues. As a result, the Corporation's ability to make dividend payments on its common stock depends primarily on certain federal and state regulatory considerations and the receipt of dividends and other distributions from its subsidiaries. There are various regulatory and prudential supervisory restrictions, which may change from time to time, that impact the ability of its banking subsidiaries to pay dividends or make other payments to it. For additional information regarding the regulatory restrictions on the Corporation and its subsidiaries, see “Item 1 Business - Supervision and Regulation.”

If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, such authority may require, after notice and hearing, that such bank cease and desist from such practice. Depending on the financial condition and results of operations of the Corporation's banking subsidiaries, the applicable regulatory authority might deem the Corporation to be engaged in an unsafe or unsound practice if its banking subsidiaries were to pay dividends. The Federal Reserve Board and the Office of the Comptroller of the Currency have issued policy statements generally requiring insured banks and bank holding companies only to pay dividends out of current operating earnings. In 2009, the Federal Reserve Board released a supervisory letter advising bank holding companies, among other things, that as a general matter a bank holding company should inform its Federal Reserve Bank and should eliminate, defer or significantly reduce its dividends if (1) the bank holding company's net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (2) the bank holding company's prospective rate of earnings is not consistent with the bank holding company's capital needs and overall current and prospective financial condition, or (3) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

Anti-takeover provisions could negatively impact the Corporation's shareholders.

Provisions of Pennsylvania law and of the Corporation's Amended and Restated Articles of Incorporation and Bylaws could make it more difficult for a third party to acquire control of the Corporation or have the effect of discouraging a third party from attempting to acquire control of the Corporation. The Corporation's Amended and Restated Articles of Incorporation and Bylaws include certain provisions which may be considered to be “anti-takeover” in nature because they may have the effect of discouraging or making more difficult the acquisition of control over the Corporation by means of a hostile tender offer, exchange offer, proxy contest or similar transaction. These provisions are intended to protect the Corporation's shareholders by providing a measure of assurance that the Corporation's shareholders will be treated fairly in the event of an unsolicited takeover bid and by preventing a successful takeover bidder from exercising its voting control to the detriment of the other shareholders. However, the anti-takeover provisions set forth in the Corporation's Amended and Restated Articles of Incorporation and Bylaws, taken as a whole, may discourage a hostile tender offer, exchange offer, proxy solicitation or similar transaction relating to the Corporation's common stock. To the extent that these provisions actually discourage such a transaction, holders of the Corporation's common stock may not have an opportunity to dispose of part or all of their stock at a higher price than that prevailing in the market. In addition, some of these provisions make it more difficult to remove, and thereby may serve to entrench, the Corporation's incumbent directors and officers, even if their removal would be regarded by some shareholders as desirable.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table summarizes the Corporation’s full-service branch properties, by subsidiary bank, as of December 31, 2011. Remote service facilities (mainly stand-alone automated teller machines) are excluded.

Subsidiary Bank	Owned	Leased	Total Branches
Fulton Bank, N.A.	46	72	118
Fulton Bank of New Jersey	39	32	71
The Columbia Bank	9	31	40
Lafayette Ambassador Bank	5	18	23
FNB Bank, N.A.	6	2	8
Swineford National Bank	5	2	7
Total	110	157	267

The following table summarizes the Corporation’s other significant administrative properties. Banking subsidiaries also maintain administrative offices at their respective main banking branches, which are included within the preceding table.

Entity	Property	Location	Owned/Leased
Fulton Bank, N.A./Fulton Financial Corporation	Corporate Headquarters	Lancaster, PA	(1)
Fulton Financial Corporation	Operations Center	East Petersburg, PA	Owned
Fulton Bank, N.A.	Operations Center	Mantua, NJ	Owned
Lafayette Ambassador Bank	Operations Center	Bethlehem, PA	Owned (2)

(1)
Includes approximately 100,000 square feet which is owned by an independent third-party who financed the construction through a loan from Fulton Bank, N.A. The Corporation is leasing this space from the third-party in an arrangement accounted for as a capital lease. The lease term expires in 2027. The Corporation owns the remainder of the Corporate Headquarters location. This property also includes a Fulton Bank, N.A. branch, which is included in the preceding table.

(2)	Property sold in January 2012.

Item 3. Legal Proceedings
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

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
As of December 31, 2011, the Corporation had 200.2 million shares of $2.50 par value common stock outstanding held by approximately 41,000 holders of record. The closing price per share of the Corporation’s common stock on December 31, 2011 was $9.81. The common stock of the Corporation is traded on the Global Select Market of The NASDAQ Stock Market under the symbol FULT.
The following table presents the quarterly high and low prices of the Corporation’s common stock and per common share cash dividends declared for each of the quarterly periods in 2011 and 2010.

	Price Range		Per Common Share Dividend
	High	Low
2011
First Quarter	$11.54	$9.81	$0.04
Second Quarter	11.91	10.17	0.05
Third Quarter	11.27	7.44	0.05
Fourth Quarter	10.24	7.18	0.06
2010
First Quarter	$10.57	$8.33	$0.03
Second Quarter	11.75	9.30	0.03
Third Quarter	10.56	8.15	0.03
Fourth Quarter	10.64	8.51	0.03

Restrictions on the Payments of Dividends

The Corporation is a separate and distinct legal entity from its banking and nonbanking subsidiaries, and depends on the payment of dividends from its subsidiaries, principally its banking subsidiaries, for substantially all of its revenues. As a result, the Corporation's ability to make dividend payments on its common stock depends primarily on certain federal and state regulatory considerations and the receipt of dividends and other distributions from its subsidiaries. There are various regulatory and prudential supervisory restrictions, which may change from time to time, that impact the ability of its banking subsidiaries to pay dividends or make other payments to it. For additional information regarding the regulatory restrictions applicable to the Corporation and its subsidiaries, see “Part I - Item 1 Business - Supervision and Regulation,” “Part I - Item 1A Risk Factors - The Corporation is a holding company and relies on dividends from its subsidiaries for substantially all of its revenue and its ability to make dividends, distributions and other payments” and “Part II - Item 8 - Notes to Consolidated Financial Statements - Note J - Regulatory Matters” of this Report.

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about options outstanding under the Corporation’s 2004 Stock Option and Compensation Plan and the number of securities remaining available for future issuance under the Corporation's 2004 Stock Option and Compensation Plan, 2011 Directors' Equity Participation Plan and Employee Stock Purchase Plan as of December 31, 2011:

Plan Category	Equity compensation plans approved by security holders	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (1)
Equity compensation plans approved by security holders	6,382,158	$13.27	13,573,705
Equity compensation plans not approved by security holders	—	N/A	—
Total	6,382,158	$13.27	13,573,705

(1) Consists of 12,443,879 shares that may be awarded under the 2004 Stock Option and Compensation Plan, 488,843 shares that may be awarded under the 2011 Directors' Equity Participation Plan and 640,983 of shares that may be purchased under the Employee Stock Purchase Plan. Excludes accrued purchase rights under the Employee Stock Purchase Plan as of December 31, 2011 as the number of shares to be purchased is indeterminable until the time shares are issued.

Performance Graph
The graph below shows cumulative investment returns to shareholders based on the assumptions that (A) an investment of $100.00 was made on December 31, 2006, in each of the following: (i) Fulton Financial Corporation common stock; (ii) the stock of all U. S. companies traded on The NASDAQ Stock Market; (iii) common stock of the peer group approved by the Board of Directors on September 21, 2004 (the 2010 Peer Group) consisting of bank and financial holding companies located throughout the United States with assets between $6-20 billion which were not a party to a merger agreement as of the end of the period and (iv) common stock of the peer group approved by the Board of Directors on September 21, 2010 (the 2011 Peer Group) consisting of bank and financial holding companies located throughout the United States selected based on their asset size, loan distribution, revenue composition, geographic focus, business model, ownership and market capitalization and which were not a party to a merger agreement as of the end of the period and (B) all dividends were reinvested in such securities over the past five years. The graph is not indicative of future price performance.
In 2010, the Human Resources Committee of the Board of Directors made a decision, with the aid of a third-party consultant, to review, and based on that review, to update the Corporation's peer group to the 2011 Peer Group.
The following table presents a comparison of the 2011 Peer Group to the 2010 Peer Group:

Peer Group Member (Stock Symbol)	2011 Peer Group	2010 Peer Group
Associated Banc-Corp (ASBC)	X	X
BancorpSouth, Inc. (BXS)	X	X
Bank of Hawaii Corporation (BOH)		X
BOK Financial Corporation (BOKF)	X	X
Citizens Republic Bancorp (CRBC)		X
City National Corporation (CYN)	X	X
Commerce Bancshares, Inc. (CBSH)	X	X
Cullen/Frost Bankers, Inc. (CFR)	X	X
First Citizens BancShares, Inc. (FCNCA)		X
First Horizon National Corporation (FHN)	X
FirstMerit Corporation (FMER)	X	X
First Midwest Bancorp, Inc. (FMBI)		X
First Niagara Financial Group, Inc. (FNFG)	X
International Bancshares Corporation (IBOC)	X	X
Old National Bancorp (ONB)		X
People's United Financial, Inc. (PBCT)	X
Susquehanna Bancshares, Inc. (SUSQ)	X	X
Synovus Financial Corp. (SNV)	X
TCF Financial Corporation (TCB)	X	X
The South Financial Group, Inc. (TSFG)		X
Trustmark Corporation (TRMK)		X
UMB Financial Corporation (UMBF)	X	X
United Bankshares, Inc. (UBSI)		X
Valley National Bancorp (VLY)	X	X
Webster Financial Corp. (WBS)	X

The graph below is furnished under this Part II, Item 5 of this Form 10-K and shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

Total Return Performance
Fulton Financial Corporation
NASDAQ Composite
FULT Peer Group 2010
FULT Peer Group 2011
Index Value
140
120
100
80
60
40
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11

	Year Ending December 31
Index	2006	2007	2008	2009	2010	2011
Fulton Financial Corporation	100.00	70.15	63.38	58.49	70.21	68.00
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
Fulton Financial 2010 Peer Group	100.00	83.42	78.97	70.75	80.95	73.60
Fulton Financial 2011 Peer Group	100.00	80.25	75.84	67.36	74.21	62.87
Issuer Purchases of Equity Securities
Not applicable.

Item 6. Selected Financial Data
5-YEAR CONSOLIDATED SUMMARY OF FINANCIAL RESULTS
(dollars in thousands, except per-share data)

	2011	2010	2009	2008	2007
SUMMARY OF OPERATIONS
Interest income	$693,698	$745,373	$786,467	$867,494	$939,577
Interest expense	133,538	186,627	265,513	343,346	450,833
Net interest income	560,160	558,746	520,954	524,148	488,744
Provision for credit losses	135,000	160,000	190,020	119,626	15,063
Investment securities gains (losses), net	4,561	701	1,079	(58,241)	1,740
Other income, excluding investment securities gains (losses)	183,166	181,619	172,856	157,549	147,954
Gain on sale of credit card portfolio	—	—	—	13,910	—
Other expenses	416,476	408,325	415,537	408,787	407,125
Goodwill impairment	—	—	—	90,000	—
Income before income taxes	196,411	172,741	89,332	18,953	216,250
Income taxes	50,838	44,409	15,408	24,570	63,532
Net income (loss)	145,573	128,332	73,924	(5,617)	152,718
Preferred stock dividends and discount accretion	—	(16,303)	(20,169)	(463)	—
Net income (loss) available to common shareholders	$145,573	$112,029	$53,755	$(6,080)	$152,718
PER COMMON SHARE
Net income (loss) (basic)	$0.73	$0.59	$0.31	$(0.03)	$0.88
Net income (loss) (diluted)	0.73	0.59	0.31	(0.03)	0.88
Cash dividends	0.20	0.12	0.12	0.60	0.60
RATIOS
Return on average assets	0.90%	0.78%	0.45%	(0.04)%	1.01%
Return on average common shareholders’ equity	7.45	6.29	3.54	(0.38)	9.98
Return on average tangible common shareholders’ equity (1)	10.54	9.39	5.96	9.33	18.16
Net interest margin	3.90	3.80	3.52	3.70	3.66
Efficiency ratio	54.28	53.33	57.77	56.44	61.29
Ending tangible common equity to tangible assets	9.15	8.47	6.30	5.97	6.03
Dividend payout ratio	27.40	20.34	38.70	N/M	68.00
PERIOD-END BALANCES
Total assets	$16,370,508	$16,275,254	$16,635,635	$16,185,106	$15,923,098
Investment securities	2,679,967	2,861,484	3,267,086	2,724,841	3,153,552
Loans, net of unearned income	11,968,970	11,933,307	11,972,424	12,042,620	11,204,424
Deposits	12,525,739	12,388,581	12,097,914	10,551,916	10,105,445
Short-term borrowings	597,033	674,077	868,940	1,762,770	2,383,944
Federal Home Loan Bank advances and long-term debt	1,040,149	1,119,450	1,540,773	1,787,797	1,642,133
Shareholders’ equity	1,992,539	1,880,389	1,936,482	1,859,647	1,574,920
AVERAGE BALANCES
Total assets	$16,102,581	$16,426,459	$16,480,673	$15,976,871	$15,090,458
Investment securities	2,680,229	2,899,925	3,137,708	2,924,340	2,843,478
Loans, net of unearned income	11,904,529	11,958,435	11,975,899	11,595,243	10,736,566
Deposits	12,447,551	12,343,844	11,637,125	10,016,528	10,222,594
Short-term borrowings	495,791	587,602	1,043,279	2,336,526	1,574,495
Federal Home Loan Bank advances and long-term debt	1,034,475	1,326,449	1,712,630	1,822,115	1,579,527
Shareholders’ equity	1,953,396	1,977,166	1,889,561	1,609,828	1,530,613

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

FORWARD-LOOKING STATEMENTS
The Corporation has made, and may continue to make, certain forward-looking statements with respect to its financial condition and results of operations. Many factors could affect future financial results including, without limitation: the impact of adverse changes in the economy and real estate markets; increases in non-performing assets which may reduce the level of earning assets and require the Corporation to increase the allowance for credit losses, charge-off loans and to incur elevated collection and carrying costs related to such non-performing assets; acquisition and growth strategies; market risk; changes or adverse developments in political or regulatory conditions; a disruption in, or abnormal functioning of, credit and other markets, including the lack of or reduced access to markets for mortgages and other asset-backed securities and for commercial paper and other short-term borrowings; changes in the levels of, or methodology for determining, FDIC deposit insurance premiums and assessments; the effect of competition and interest rates on net interest margin and net interest income; investment strategy and other income growth; investment securities gains and losses; declines in the value of securities which may result in charges to earnings; changes in rates of deposit and loan growth or a decline in loans originated; relative balances of risk-sensitive assets to risk-sensitive liabilities; salaries and employee benefits and other expenses; amortization of intangible assets; goodwill impairment; capital and liquidity strategies; and other financial and business matters for future periods. Do not unduly rely on forward-looking statements. Forward-looking statements can be identified by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future,” “intends” and similar expressions which are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties, some of which are beyond the Corporation’s control and ability to predict, that could cause actual results to differ materially from those expressed in the forward-looking statements. The Corporation undertakes no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	2011	2010
Income before income taxes (in thousands)	$196,411	$172,741
Net income (in thousands)	$145,573	$128,332
Net income available to common shareholders (in thousands)	$145,573	$112,029
Diluted net income per common share (1)	$0.73	$0.59
Return on average assets	0.90%	0.78%
Return on average common equity (2)	7.45%	6.29%
Return on average tangible common equity (3)	10.54%	9.39%
Net interest margin (4)	3.90%	3.80%
Efficiency ratio	54.28%	53.33%
Non-performing assets to total assets	1.94%	2.22%
Net charge-offs to average loans	1.28%	1.19%

(1)	Net income available to common shareholders divided by diluted weighted average common shares outstanding.

(2)	Net income available to common shareholders divided by average common shareholders’ equity.

(3)	Net income available to common shareholders, as adjusted for intangible amortization (net of tax), divided by average common shareholders’ equity, net of goodwill and intangible assets.

(4)	Presented on a fully taxable-equivalent basis, using a 35% Federal tax rate and statutory interest expense disallowances. See also “Net Interest Income” section of Management’s Discussion.

2011 was characterized by improving, but still challenging, general economic conditions, a continuation of the low interest rate environment, and increasing regulatory and compliance changes. These factors, along with the Corporation's efforts to control discretionary spending in light of both current and future challenges, resulted in positive earnings growth and an improved capital position.
The following is a summary of the significant factors impacting the Corporation's financial performance in 2011:
Improved Asset Quality - The Corporation's provision for credit losses decreased $25.0 million, or 15.6%, to $135.0 million in 2011 from $160.0 million in 2010 due to improved credit quality metrics and reduced allocation needs. General market conditions stabilized in the Corporation's Pennsylvania, Maryland, Northern Delaware and Virginia markets, but remained more challenging in its New Jersey market. Despite improving economic conditions, many of the Corporation's borrowers remain stressed, impacting both the pace of asset quality improvement and the growth in loans.
Non-performing assets decreased $44.4 million, or 12.3%, in 2011 compared to 2010 due to the continued resolution of distressed assets, including the sale of $34.8 million of non-performing residential mortgages and home equity loans in December 2011 to a third-party investor. Non-performing assets at December 31, 2011 were at their lowest level since March 31, 2010 and delinquencies were at their lowest level since March 31, 2009. While net charge-offs increased, additional provisions for credit losses were not needed as allowance allocations were considered to be sufficient.
Growth in Net Interest Income and an Improved Net Interest Margin - Net interest income increased $1.4 million, to $560.2 million in 2011 from $558.7 million in 2010. The net interest margin increased 10 basis points, to 3.90% in 2011 as compared to 3.80% in 2010. The increases in both net interest income and net interest margin were primarily attributable to decreases in funding costs as interest rates remained at historically low levels throughout the year. Partially offsetting the decrease in funding costs was a decline in yields on interest-earning assets of 24 basis points, or 4.8%, and a $331.5 million, or 2.2%, decrease in average interest-earning assets.
While the net interest margin improved, growing earning assets remained a challenge. As a result, the positive impact to net interest income resulting from the increase in the margin was largely offset by the effect of the decrease in average interest-earning assets.
Other Income Growth, Despite Regulatory Headwinds - Total other income, excluding gains on sales of investment securities, increased $1.5 million, or 0.9%. During 2011, the Corporation was able to achieve moderate growth in total other income in spite of regulatory changes which had a negative effect on certain fee categories, primarily overdraft fees and interchange income on debit card transactions. Improvements in other fee categories that were driven by changes in fee structures and increased transaction volumes mitigated the impact of these changes.
Total other income was also affected by a $3.6 million, or 12.4%, decrease in mortgage banking income resulting from a $3.3 million increase to mortgage banking income in 2010 for a correction in the methodology for determining the fair value of commitments to originate fixed rate mortgages held for sale.
Moderate Other Expense Increase - Other expenses increased $8.2 million, or 2.0%. The Corporation continued to experience upward pressure on its expenses as a result of continuing loan workout efforts and expanding regulatory and compliance requirements. Such increases were mitigated to a degree through continued control of discretionary expenses, such as marketing expense, which decreased $1.5 million, or 13.4%, in 2011.
The efficiency ratio remained strong at 54.3% in 2011, although this also represented a moderate increase from 2010. The most significant variances were seen in salaries and employee benefits ($10.9 million, or 5.1%, increase) and FDIC insurance expense ($5.2 million, or 26.6%, decrease).
As a result of the increase in earnings outpacing the growth in the balance sheet, the Corporation's capital position improved in 2011. Total shareholders' equity increased $112.2 million, or 6.0%, to $2.0 billion at December 31, 2011. Regulatory capital also grew, as shown by an increase in the total risk-based capital ratio to 15.2% at December 31, 2011, as compared to 14.2% in the prior year. With the improvements in both capital levels and earnings, the Corporation was able to increase its shareholder dividends during 2011. The total dividend per share was $0.20 in 2011 as compared to $0.12 in 2010.
In 2012, the Corporation will continue to focus on increasing market share, prudently deploying capital, reducing credit costs and providing superior customer service. In an effort to improve both its operating efficiency and customer service, the Corporation will be converting and upgrading its core banking systems over the next two years. While there will be moderate cost increases associated with the implementation of these new systems, the Corporation will benefit from the ability to expand product offerings, enhance delivery channels and improve customer service.

RESULTS OF OPERATIONS
Net Interest Income
Net interest income is the most significant component of the Corporation’s net income. The Corporation manages the risk associated with changes in interest rates through the techniques described in the “Market Risk” section of Management’s Discussion. Fully taxable-equivalent (FTE) net interest income increased $2.0 million, or 0.3%, to $576.2 million in 2011 due to an increase in the net interest margin. Net interest margin increased 10 basis points, or 2.6%, from 3.80% in 2010 to 3.90% in 2011. The increase in net interest margin was the result of a 39 basis point, or 25.3%, decrease in funding costs, offset by 24 basis point, or 4.8%, decrease in yields on interest-earning assets.
The following table provides a comparative average balance sheet and net interest income analysis for 2011 compared to 2010 and 2009. Interest income and yields are presented on an FTE basis, using a 35% federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these tax-equivalent amounts.

(dollars in thousands)	2011			2010			2009
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income (2)	$11,904,529	$605,671	5.09%	$11,958,435	$637,438	5.33%	$11,975,899	$655,384	5.47%
Taxable investment securities (3)	2,223,376	80,184	3.61	2,403,206	96,237	4.00	2,548,810	112,945	4.43
Tax-exempt investment securities (3)	330,087	18,521	5.61	357,427	20,513	5.74	451,828	25,180	5.57
Equity securities (3)	126,766	3,078	2.43	139,292	3,103	2.23	137,070	2,917	2.13
Total investment securities	2,680,229	101,783	3.80	2,899,925	119,853	4.13	3,137,708	141,042	4.50
Loans held for sale	43,470	1,958	4.50	69,157	3,088	4.47	105,067	5,390	5.13
Other interest-earning assets	160,664	358	0.22	192,888	505	0.26	21,255	196	0.92
Total interest-earning assets	14,788,892	709,770	4.80	15,120,405	760,884	5.04	15,239,929	802,012	5.27
Noninterest-earning assets:
Cash and due from banks	274,527			268,615			305,410
Premises and equipment	207,081			204,316			203,865
Other assets (3)	1,108,359			1,114,678			952,597
Less: Allowance for loan losses	(276,278)			(281,555)			(221,128)
Total Assets	$16,102,581			$16,426,459			$16,480,673
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$2,391,043	$5,312	0.22%	$2,099,026	$7,341	0.35%	$1,857,081	$7,995	0.43%
Savings deposits	3,359,109	11,536	0.34	3,124,157	19,889	0.63	2,425,864	19,487	0.80
Time deposits	4,297,106	66,235	1.54	5,016,645	95,129	1.90	5,507,090	153,344	2.78
Total interest-bearing deposits	10,047,258	83,083	0.83	10,239,828	122,359	1.19	9,790,035	180,826	1.85
Short-term borrowings	495,791	746	0.15	587,602	1,455	0.25	1,043,279	3,777	0.36
Long-term debt	1,034,475	49,709	4.81	1,326,449	62,813	4.74	1,712,630	80,910	4.72
Total interest-bearing liabilities	11,577,524	133,538	1.15	12,153,879	186,627	1.54	12,545,944	265,513	2.12
Noninterest-bearing liabilities:
Demand deposits	2,400,293			2,104,016			1,847,090
Other	171,368			191,398			198,078
Total Liabilities	14,149,185			14,449,293			14,591,112
Shareholders’ equity	1,953,396			1,977,166			1,889,561
Total Liabilities and Shareholders' Equity	$16,102,581			$16,426,459			$16,480,673
Net interest income/net interest margin (FTE)		576,232	3.90%		574,257	3.80%		536,499	3.52%
Tax equivalent adjustment		(16,072)			(15,511)			(15,545)
Net interest income		$560,160			$558,746			$520,954

(1)Includes dividends earned on equity securities.
(2)Includes non-performing loans.
(3)Includes amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table sets forth a summary of changes in FTE interest income and expense resulting from changes in average balances (volumes) and changes in rates:

	2011 vs. 2010 Increase (decrease) due To change in			2010 vs. 2009 Increase (decrease) due To change in
	Volume	Rate	Net	Volume	Rate	Net
			(in thousands)
Interest income on:
Loans and leases	$(2,861)	$(28,906)	$(31,767)	$(955)	$(16,991)	$(17,946)
Taxable investment securities	(6,894)	(9,159)	(16,053)	(6,221)	(10,487)	(16,708)
Tax-exempt investment securities	(1,542)	(450)	(1,992)	(5,398)	731	(4,667)
Equity securities	(292)	267	(25)	48	138	186
Loans held for sale	(1,157)	27	(1,130)	(1,669)	(633)	(2,302)
Other interest-earning assets	(78)	(69)	(147)	541	(232)	309
Total interest-earning assets	$(12,824)	$(38,290)	$(51,114)	$(13,654)	$(27,474)	$(41,128)
Interest expense on:
Demand deposits	$918	$(2,947)	$(2,029)	$962	$(1,616)	$(654)
Savings deposits	1,332	(9,685)	(8,353)	5,087	(4,685)	402
Time deposits	(12,536)	(16,358)	(28,894)	(12,705)	(45,510)	(58,215)
Short-term borrowings	(202)	(507)	(709)	(1,347)	(975)	(2,322)
Long-term debt	(14,017)	913	(13,104)	(18,287)	190	(18,097)
Total interest-bearing liabilities	$(24,505)	$(28,584)	$(53,089)	$(26,290)	$(52,596)	$(78,886)

Note:
Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of the direct changes that are attributable to each component.

2011 vs. 2010
FTE interest income decreased $51.1 million, or 6.7%. A 24 basis point, or 4.8%, decrease in average rates resulted in a $38.3 million decrease in interest income, while a $331.5 million, or 2.2%, decrease in average interest-earning assets resulted in a $12.8 million decrease in interest income.
Average loans decreased $53.9 million as a result of generally weak demand due to economic conditions. The following table summarizes the changes in average loans by type:

			Increase (decrease)
	2011	2010	$	%
	(dollars in thousands)
Real estate - commercial mortgage	$4,458,205	$4,333,371	$124,834	2.9%
Commercial - industrial, financial and agricultural	3,681,321	3,681,692	(371)	—
Real estate - home equity	1,627,308	1,642,999	(15,691)	(1.0)
Real estate - residential mortgage	1,036,474	977,909	58,565	6.0
Real estate - construction	700,071	889,267	(189,196)	(21.3)
Consumer	332,613	363,066	(30,453)	(8.4)
Leasing and other	68,537	70,131	(1,594)	(2.3)
Total	$11,904,529	$11,958,435	$(53,906)	(0.5)%
Geographically, the $124.8 million, or 2.9%, increase in commercial mortgages was within the Corporation’s Pennsylvania ($101.0 million, or 4.5%), New Jersey ($18.4 million, or 1.5%) and Maryland ($6.0 million, or 1.5%) markets, offset by a decline in the Virginia market ($5.2 million, or 1.5%).
The $58.6 million, or 6.0%, increase in residential mortgages was largely due to the Corporation’s retention in portfolio of certain 10 and 15 year fixed rate mortgages and certain adjustable rate mortgages to partially mitigate the impact of decreases in average interest-earning assets. See further discussion regarding the impact of retaining these mortgages under the heading "Other Income and Expenses," below.

The $189.2 million, or 21.3%, decrease in construction loans was a result of charge-offs and repayments exceeding originations, in addition to the conversion of commercial construction loans to permanent mortgages. Significant growth in construction loans is not likely to occur until housing and overall commercial real estate markets show greater stabilization. Geographically, the decline was primarily in the Corporation’s Maryland ($81.5 million, or 40.3%), Virginia ($68.2 million, or 31.9%) and New Jersey ($42.4 million, or 27.2%) markets.
The $30.5 million, or 8.4%, decrease in consumer loans was due to a $17.3 million decrease in direct consumer loans and a $13.1 million decrease in the indirect automobile loan portfolio.
The average yield on loans during 2011 of 5.09% represented a 24 basis point, or 4.5%, decrease in comparison to 2010, despite the average prime rate remaining at 3.25% for both 2011 and 2010. The decrease in average yields on loans was attributable to repayments of higher-yielding loans and declining average rates on fixed and adjustable rate loans which, unlike floating rate loans, have a lagged repricing effect. In addition, approximately one-third of the floating rate portfolio is based on an index rate other than prime, such as the one-month London Interbank Offered Rate, or LIBOR, which decreased slightly on average from 2011 to 2010.
Average investments decreased $219.7 million, or 7.6%, due largely to maturities or calls of collateralized mortgage obligations and state and municipal securities and redemptions of student loan auction rate securities. During 2011, the proceeds from the maturities and sales of securities were not fully reinvested into the portfolio because current rates on many investment options were not attractive. The average yield on investments decreased 33 basis points, or 8.0%, from 4.13% in 2010 to 3.80% in 2011, as the reinvestment of cash flows and purchases of taxable investment securities were at yields that were lower than the overall portfolio yield. Also contributing 4 basis points to the decrease in investment yield was an increase in net premium amortization of $843,000 to $6.0 million for 2011, compared to $5.2 million in 2010 due to higher prepayments on mortgage-backed securities.
Loans held for sale decreased $25.7 million, or 37.1%, due to a decrease in the volumes of loans sold, a result of lower refinance activity during 2011, and also due to the Corporation's retention of certain residential mortgages in portfolio. Other interest-earning assets decreased $32.2 million, or 16.7%, as the Corporation reduced its average overnight investment position.
Interest expense decreased $53.1 million, or 28.4%, to $133.5 million in 2011 from $186.6 million in 2010. Interest expense decreased $28.6 million due to a 39 basis point, or 25.3%, decrease in the average cost of total interest-bearing liabilities. Interest expense decreased an additional $24.5 million as a result of a $576.4 million, or 4.7%, decrease in average interest-bearing liabilities.
The following table summarizes the changes in average deposits, by type:

			Increase (decrease)
	2011	2010	$	%
	(dollars in thousands)
Noninterest-bearing demand	$2,400,293	$2,104,016	$296,277	14.1%
Interest-bearing demand	2,391,043	2,099,026	292,017	13.9
Savings	3,359,109	3,124,157	234,952	7.5
Total demand and savings	8,150,445	7,327,199	823,246	11.2
Time deposits	4,297,106	5,016,645	(719,539)	(14.3)
Total deposits	$12,447,551	$12,343,844	$103,707	0.8%
Total demand and savings accounts increased $823.2 million, or 11.2%. The increase in noninterest-bearing accounts was primarily due to a $235.9 million, or 16.1%, increase in business account balances due, in part, to businesses maintaining higher balances to offset service fees, as well as a migration away from the Corporation's cash management products due to the low interest rate environment. Also contributing to the increase in non-interest bearing accounts was a $42.3 million, or 7.8%, increase in personal account balances. The increase in interest-bearing demand and savings accounts consisted of a $329.1 million, or 27.1%, increase in municipal account balances, primarily due to attractive interest rates for insured deposit products relative to non-bank alternatives and a $256.2 million, or 7.0%, increase in personal account balances. The increases in non-interest and interest bearing personal account balances was due to customers' migration away from certificates of deposit, as well as the Corporation's promotional efforts with a focus on building customer relationships.

The $719.5 million, or 14.3%, decrease in time deposits was due to a $713.1 million, or 14.2%, decrease in customer certificates of deposit and a $6.4 million, or 64.5%, decrease in brokered certificates of deposit. The decrease in customer certificates of deposit was in accounts with original maturity terms of less than two years ($706.9 million, or 22.5%) and jumbo certificates of deposit ($146.9, or 39.7%), partially offset by an increase in accounts with original maturity terms of greater than two years ($160.7 million, or 15.0%). The decreases in shorter-term and jumbo customer certificates of deposit reflected customer movement of balances to core accounts and longer-term deposits, as well as to the Corporation not competing aggressively for time deposit balances.

The average cost of interest-bearing deposits decreased 36 basis points, or 30.3%, from 1.19% in 2010 to 0.83% in 2011 due to a reduction in rates paid on all categories of deposits and the repricing of certificates of deposit to lower rates. Excluding early redemptions, $3.5 billion of time deposits matured during 2011 at a weighted average rate of 1.20%, while $3.2 billion of time deposits were issued at a weighted average rate of 0.66%.
The following table summarizes the decreases in average borrowings, by type:

			Decrease
	2011	2010	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$208,144	$252,634	$(44,490)	(17.6)%
Customer short-term promissory notes	174,624	209,766	(35,142)	(16.8)
Total short-term customer funding	382,768	462,400	(79,632)	(17.2)
Federal funds purchased	113,023	125,202	(12,179)	(9.7)
Total short-term borrowings	495,791	587,602	(91,811)	(15.6)
Long-term debt:
FHLB Advances	651,268	943,118	(291,850)	(30.9)
Other long-term debt	383,207	383,331	(124)	—
Total long-term debt	1,034,475	1,326,449	(291,974)	(22.0)
Total	$1,530,266	$1,914,051	$(383,785)	(20.1)%

The $79.6 million, or 17.2%, decrease in short-term customer funding resulted primarily from customers transferring funds from the cash management program to deposits due to the low interest rate environment. The $12.2 million, or 9.7%, decrease in Federal funds purchased was due to increases in average deposits, combined with the decreases in investments and loans, the result of which was a reduced need for wholesale funding. The $291.9 million decrease in FHLB advances was due to maturities, which were generally not replaced with new advances.
2010 vs. 2009
FTE interest income decreased $41.1 million, or 5.1%. A 23 basis point, or 4.4%, decrease in average rates resulted in a $27.5 million decrease in interest income, while a $119.5 million, or 0.8%, decrease in average interest-earning assets resulted in a $13.7 million decrease in interest income.
Overall loan demand continued to be weak during 2010. The Corporation continued to manage risk by reducing its exposure in certain loan types, particularly construction loans. Increases resulting from new originations were offset by decreases due to repayments and charge-offs.
Commercial mortgages increased $197.9 million, or 4.8%. Geographically, the increase in commercial mortgages was within the Corporation’s Pennsylvania ($127.8 million, or 5.9%), Maryland ($31.3 million, or 8.8%), New Jersey ($21.1 million, or 1.8%) and Virginia ($17.6 million, or 5.4%) markets.
Residential mortgages increased $39.7 million, or 4.2%, largely due to the Corporation’s retention in portfolio of certain 10 and 15 year fixed rate mortgages and certain adjustable rate mortgages to partially mitigate the impact of decreases in average interest-earning assets.
Construction loans decreased $222.6 million, or 20.0%, primarily due to efforts to decrease credit exposure in this portfolio as new loan originations decreased during 2010. In addition, $66.4 million of charge-offs recorded in 2010 contributed to the decrease. Geographically, the decline was primarily in the Corporation’s Maryland ($91.6 million, or 31.2%), Virginia ($65.8 million, or 23.6%) and New Jersey ($62.4 million, or 28.6%) markets.
The average yield on loans during 2010 of 5.33% represented a 14 basis point, or 2.6%, decrease in comparison to 2009, despite the average prime rate remaining at 3.25% for both 2010 and 2009. The decrease in average yields on loans was attributable to repayments of higher-yielding loans and declining average rates on fixed and adjustable rate loans which, unlike floating rate loans, have a lagged repricing effect. In addition, approximately one-third of the floating rate portfolio is based on an index rate other than prime, such as the one-month LIBOR, which decreased on average from 2009 to 2010.
Average investments decreased $237.8 million, or 7.6%, due largely to maturities of mortgage-backed securities, state and municipal securities and U.S. government sponsored agency securities, partially offset by an increase in collateralized mortgage obligations.

During 2010, the proceeds from the maturities and sales of securities were not fully reinvested into the portfolio because current rates on many investment options were not attractive. The average yield on investments decreased 37 basis points, or 8.2%, from 4.50% in 2009 to 4.13% in 2010, as the reinvestment of cash flows and purchases of taxable investment securities were at yields that were lower than the overall portfolio yield.
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
Total demand and savings accounts increased $1.2 billion, or 19.5%, which was consistent with industry trends as economic conditions have slowed spending and encouraged saving. Noninterest-bearing accounts increased $256.9 million, or 13.9%, primarily due to a $217.8 million, or 17.5%, increase in business account balances. Interest-bearing demand and savings accounts increased $940.2 million, or 22.0%, which consisted of a $468.6 million, or 17.8%, increase in personal account balances, a $284.9 million, or 30.7%, increase in municipal account balances and a $186.8 million, or 26.1%, increase in business account balances. Growth in business account balances was due, in part, to businesses being required to keep higher balances on hand to offset service fees, as well as a migration away from the Corporation’s cash management products due to low interest rates. The increase in personal account balances was a result of a decrease in customer certificates of deposit as well as the Corporation’s promotional efforts with a focus on building customer relationships.

Time deposits decreased $490.4 million, or 8.9%, which consisted of a $353.4 million, or 6.6%, decrease in customer certificates of deposits and a $137.1 million, or 93.2%, decrease in brokered certificates of deposit. The decrease in customer certificates of deposit was in accounts with original maturity terms of less than one year of $901.6 million, or 33.8%, partially offset by an increase in accounts with original maturity terms of greater than one year of $586.4 million, or 34.4%. As noted above, the decrease in short-term customer certificates of deposit was largely due to customers migrating funds to interest-bearing savings and demand accounts. The growth in longer-term certificates of deposit was due to the Corporation’s continuing focus on building customer relationships, while at the same time extending funding maturities at reasonable rates over a longer time horizon. The decrease in brokered certificates of deposit occurred because the significant growth in customer funding reduced the need for non-core funding alternatives.
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

Short-term customer funding, consisting of customer repurchase agreements and customer short-term promissory notes, decreased $79.5 million, or 14.7%. The decrease in short-term customer funding resulted primarily from customers transferring funds from the cash management program to deposits due to the low interest rate environment. Federal funds purchased and Federal Reserve Bank borrowings decreased $374.2 million, or 74.9%, due to increases in customer deposit accounts, combined with the decreases in investments and loans, the result of which was a reduced funding need for the Corporation. FHLB advances decreased $386.4 million, or 29.1%, due to maturities, which were generally not replaced with new advances.

Provision and Allowance for Credit Losses
The Corporation accounts for the credit risk associated with lending activities through its allowance for credit losses and provision for credit losses. The provision is the expense recognized on the consolidated statements of income to adjust the allowance to its proper balance, as determined through the application of the Corporation’s allowance methodology procedures. These procedures include the evaluation of the risk characteristics of the portfolio and documentation in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues.”
The Corporation’s established methodology for evaluating the adequacy of the allowance for credit losses considers both components of the allowance: 1) specific allowances allocated to loans evaluated for impairment under the Financial Accounting Standards Board’s Accounting Standards Codification (FASB ASC) Section 310-10-35; and 2) allowances calculated for pools of loans evaluated for impairment under FASB ASC Subtopic 450-20.
Effective April 1, 2011, the Corporation revised and enhanced its allowance for credit loss methodology. This change in methodology did not impact the total allowance for credit losses. See the “Critical Accounting Policies” section of Management’s Discussion for a discussion of the Corporation’s allowance for credit loss evaluation methodology.
The development of the Corporation’s allowance for credit losses is based first on a segmentation of its loan portfolio by general loan type, or "portfolio segments." Certain portfolio segments are further disaggregated and evaluated for impairment based on “class segments,” which are largely based on the type of collateral underlying each loan. For commercial loans, class segments include loans secured by collateral and unsecured loans. Construction loan class segments include loans secured by commercial real estate and loans secured by residential real estate. Consumer loan class segments are based on collateral types and include direct consumer installment loans and indirect automobile loans.

A summary of the Corporation’s loan loss experience follows:

	2011	2010	2009	2008	2007
	(dollars in thousands)
Loans, net of unearned income outstanding at end of year	$11,968,970	$11,933,307	$11,972,424	$12,042,620	$11,204,424
Daily average balance of loans, net of unearned income	$11,904,529	$11,958,435	$11,975,899	$11,595,243	$10,736,566
Balance of allowance for credit losses at beginning of year	$275,498	$257,553	$180,137	$112,209	$106,884
Loans charged off:
Commercial – industrial, financial and agricultural	52,301	35,865	34,761	18,592	6,796
Real estate – construction	38,613	66,412	44,909	14,891	—
Real estate – residential mortgage	32,533	6,896	7,056	5,868	355
Real estate – commercial mortgage	26,032	28,209	15,530	7,516	851
Consumer and home equity	9,686	11,210	10,770	5,188	3,678
Leasing and other	2,168	2,833	6,048	4,804	2,059
Total loans charged off	161,333	151,425	119,074	56,859	13,739
Recoveries of loans previously charged off:
Commercial – industrial, financial and agricultural	2,521	4,536	1,679	1,795	1,664
Real estate – construction	1,746	1,296	1,194	17	—
Real estate – residential mortgage	325	9	150	143	144
Real estate – commercial mortgage	1,967	1,008	536	286	34
Consumer and home equity	1,431	1,540	1,678	1,487	1,246
Leasing and other	1,022	981	1,233	1,433	913
Total recoveries	9,012	9,370	6,470	5,161	4,001
Net loans charged off	152,321	142,055	112,604	51,698	9,738
Provision for credit losses	135,000	160,000	190,020	119,626	15,063
Balance at end of year	$258,177	$275,498	$257,553	$180,137	$112,209
Components of Allowance for Credit Losses:
Allowance for loan losses	$256,471	$274,271	$256,698	$173,946	$107,547
Reserve for unfunded lending commitments (1)	1,706	1,227	855	6,191	4,662
Allowance for credit losses	$258,177	$275,498	$257,553	$180,137	$112,209
Selected Asset Quality Ratios:
Net charge-offs to average loans	1.28%	1.19%	0.94%	0.45%	0.09%
Allowance for loan losses to loans outstanding	2.14%	2.30%	2.14%	1.44%	0.96%
Allowance for credit losses to loans outstanding	2.16%	2.31%	2.15%	1.50%	1.00%
Non-performing assets (2) to total assets	1.94%	2.22%	1.83%	1.35%	0.76%
Non-performing assets to total loans and Other Real Estate Owned (OREO)	2.64%	3.02%	2.54%	1.82%	1.08%
Non-accrual loans to total loans	2.15%	2.35%	1.99%	1.34%	0.68%
Allowance for credit losses to non-performing loans	90.11%	83.80%	91.42%	91.38%	105.93%
Non-performing assets to tangible common shareholders’ equity and allowance for credit losses	18.60%	22.50%	24.00%	19.68%	11.71%

(1)Reserve for unfunded lending commitments recorded within other liabilities on the consolidated balance sheets.
(2)Includes accruing loans past due 90 days or more.
The Corporation’s provision for credit losses for 2011 totaled $135.0 million, a $25.0 million, or 15.6%, decrease from the $160.0 million provision for credit losses in 2010, as the level of non-performing assets decreased, leading to a decrease in additional allocation needs.

While the provision for credit losses decreased, net charge-offs increased as losses previously provided for were realized. This relationship between the provision for credit losses and net charge-offs is not unusual, since the recognition of losses through the provision generally occurs before such losses are realized through a charge-off against the allowance for credit losses. Net charge-

offs increased $10.3 million, or 7.2%, to $152.3 million in 2011 from $142.1 million in 2010. The increase in net charge-offs was primarily due to increases in residential mortgage net charge-offs ($25.3 million, or 367.7%) and commercial loan net charge-offs ($18.5 million, or 58.9%), partially offset by declines in construction loan net charge-offs ($28.2 million, or 43.4%), commercial mortgage net charge-offs ($3.1 million, or 11.5%) and consumer and other net charge-offs ($2.1 million, or 18.4%).

The increase in residential mortgage net charge-offs was largely due to the sale of $34.7 million of non-performing residential mortgages and $152,000 of non-performing home equity loans to an investor in December 2011. Below is a summary of the transaction (in thousands):

Recorded investment in loans sold	$34,810
Proceeds from sale, net of selling expenses	17,420
Total charge-off	$(17,390)

Existing allocation for credit losses on sold loans	$(12,360)
Of the $152.3 million of net charge-offs recorded in 2011, 28.6% were for loans originated by the Corporation’s bank in New Jersey, 28.6% in Pennsylvania, 21.8% in Virginia and 18.4% in Maryland. During 2011, individual charge-offs of $1.0 million or greater totaled approximately $44 million, of which approximately $21 million were for commercial loans, approximately $16 million were for construction loans, approximately $6 million were for commercial mortgages loans and $1.3 million was for a residential mortgage. For 2010, individual charge-offs of $1.0 million or greater totaled approximately $76 million, of which approximately $52 million were for construction loans, approximately $12 million were for commercial mortgages loans, and approximately $12 million were for commercial loans.

The following table presents activity in the allowance for loan losses, by portfolio segment, for the year ended December 31, 2011:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and Overdrafts	Unallocated (1)	Total
	(in thousands)
Balance at January 1, 2011	$40,831	$101,436	$6,454	$17,425	$58,117	$4,669	$3,840	$41,499	$274,271
Loans charged off	(26,032)	(52,301)	(6,397)	(32,533)	(38,613)	(3,289)	(2,168)	—	(161,333)
Recoveries of loans previously charged off	1,967	2,521	63	325	1,746	1,368	1,022	—	9,012
Net loans charged off	(24,065)	(49,780)	(6,334)	(32,208)	(36,867)	(1,921)	(1,146)	—	(152,321)
Provision for loan losses (2)	45,463	36,628	9,031	29,873	33,587	2,411	647	(23,119)	134,521
Impact of change in allowance methodology	22,883	(13,388)	3,690	7,896	(24,771)	(3,076)	(944)	7,710	—
Provision for loan losses, including impact of change in allowance methodology	68,346	23,240	12,721	37,769	8,816	(665)	(297)	(15,409)	134,521
Balance at December 31, 2011	$85,112	$74,896	$12,841	$22,986	$30,066	$2,083	$2,397	$26,090	$256,471

(1)
The Corporation’s unallocated allowance, which was approximately 10% and 15% as of December 31, 2011 and December 31, 2010, respectively, was reasonable and appropriate as the estimates used in the allocation process are inherently imprecise.

(2)	Provision for loan losses is net of a $479,000 decrease in provision applied to unfunded commitments for the year ended December 31, 2011. The total provision for credit losses, comprised of allocations for both funded and unfunded loans, was $135.0 million for the year ended December 31, 2011.
During 2011, the $134.5 million provision for loan losses, including the impact of the Corporation's change in methodology, was allocated 50.8% to commercial mortgages, 28.1% to residential mortgages, 17.3% to commercial mortgages, 9.5% to home equity loans and 6.6% to construction loans. Allocations of the provision for loan losses to these loan types were offset by a negative provision to reduce the unallocated allowance by $15.4 million, due to the Corporation's new reserve methodology, including an enhanced qualitative process that has further quantified inherent risks that were historically covered by the unallocated allowance.
Changes in allocations by portfolio segment are driven by indications of credit quality deterioration. The Corporation's allowance for loan loss methodology segments commercial loans, commercial mortgages and certain construction loans into separate pools based on internally assigned risk ratings. Residential mortgages, home equity loans, consumer loans, and lease receivables are further segmented into separate pools based on delinquency status.

The following table presents internal risk ratings for commercial loans, commercial mortgages and certain construction loans by class segment as of December 31:

	Pass		Special Mention		Substandard or Lower		Total
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(dollars in thousands)
Real estate - commercial mortgage	$4,099,103	$3,776,714	$160,935	$306,926	$342,558	$292,340	$4,602,596	$4,375,980
Commercial - secured	2,977,957	2,903,184	166,588	244,927	249,014	323,187	3,393,559	3,471,298
Commercial -unsecured	230,962	211,298	6,066	14,177	8,781	7,611	245,809	233,086
Total commercial - industrial, financial and agricultural	3,208,919	3,114,482	172,654	259,104	257,795	330,798	3,639,368	3,704,384
Construction - commercial residential	175,706	251,159	50,854	84,774	126,378	156,966	352,938	492,899
Construction - commercial	186,049	222,357	7,022	10,221	16,309	11,859	209,380	244,437
Total real estate - construction (excluding Construction - other)	361,755	473,516	57,876	94,995	142,687	168,825	562,318	737,336
Total	$7,669,777	$7,364,712	$391,465	$661,025	$743,040	$791,963	$8,804,282	$8,817,700

% of Total	87.1%	83.5%	4.5%	7.5%	8.4%	9.0%	100.0%	100.0%
As of December 31, 2011, total loans with risk ratings of substandard or lower decreased $48.9 million, or 6.2%, in comparison to 2010. This decrease was due to a $73.0 million, or 22.1%, decrease in commercial loans rated substandard or lower and a $26.1 million, or 15.5%, decrease in construction loans class segments rated substandard or lower, partially offset by a $50.2 million, or 17.2%, increase in commercial mortgage loans rated substandard or lower.
Special mention risk rated loans decreased $269.6 million, or 40.8%, and comprised 4.5% of total risk rated loans as of December 31, 2011, as compared to 7.5% in 2010. Pass risk rated loans increased $305.1 million, or 4.1%, and accounted for 87.1% of total risk rated loans as of December 31, 2011. This improvement from 83.5% in 2010 contributed to the decrease in allowance allocations in 2011.
The following table presents a summary of delinquency status for home equity, residential mortgage, consumer, leasing and other and certain construction loans by class segment:

	Performing		Delinquent (1)		Non-performing (2)		Total
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(dollars in thousands)
Real estate - home equity	$1,601,722	$1,619,684	$11,633	$11,905	$11,207	$10,188	$1,624,562	$1,641,777
Real estate - residential mortgage	1,043,733	909,247	37,123	36,331	16,336	50,412	1,097,192	995,990
Real estate - construction - other	49,593	60,956	2,341	—	1,193	2,893	53,127	63,849
Consumer - direct	34,263	45,942	657	935	518	212	35,438	47,089
Consumer - indirect	151,112	166,531	2,437	2,275	183	290	153,732	169,096
Consumer - other	122,894	129,911	3,354	2,413	2,683	1,652	128,931	133,976
Total consumer	308,269	342,384	6,448	5,623	3,384	2,154	318,101	350,161
Leasing and other and overdrafts	70,550	63,087	1,049	516	107	227	71,706	63,830
Total	$3,073,867	$2,995,358	$58,594	$54,375	$32,227	$65,874	$3,164,688	$3,115,607

% of Total	97.1%	96.2%	1.9%	1.7%	1.0%	2.1%	100.0%	100.0%

(1)Includes all accruing loans 30 days to 89 days past due.
(2)Includes all accruing loans 90 days or more past due and all non-accrual loans.
As of December 31, 2011, non-performing loans in the above class segments decreased $33.6 million, or 51.1%, due largely to the sale of non-performing residential mortgages in December 2011.

The following table summarizes loan delinquencies as a percentage of loans, by portfolio segment, as of December 31:

	2011			2010
	31-89 Days	≥90 Days	Total	31-89 Days	≥90 Days	Total
Real estate – commercial mortgage	0.56%	2.47%	3.03%	0.56%	2.14%	2.70%
Commercial – industrial, financial and agricultural	0.41	2.23	2.64	0.36	2.36	2.72
Real estate – home equity	0.72	0.69	1.41	0.73	0.62	1.35
Real estate – residential mortgage	3.38	1.49	4.87	3.65	5.06	8.71
Real estate – construction	1.55	9.87	11.42	0.91	10.56	11.47
Consumer	2.03	1.06	3.09	1.61	0.61	2.22
Leasing and other and overdrafts	1.46	0.15	1.61	0.81	0.35	1.16
Total	0.89%	2.39%	3.28%	0.83%	2.76%	3.59%

Total dollars (in thousands)	$106,393	$286,528	$392,921	$99,330	$328,772	$428,102
The following table presents the aggregate amount of non-accrual and past due loans and OREO:

	December 31
	2011	2010	2009	2008	2007
	(in thousands)
Non-accrual loans (1) (2) (3)	$257,761	$280,688	$238,360	$161,962	$76,150
Accruing loans past due 90 days or more (2)	28,767	48,084	43,359	35,177	29,782
Total non-performing loans	286,528	328,772	281,719	197,139	105,932
OREO	30,803	32,959	23,309	21,855	14,934
Total non-performing assets	$317,331	$361,731	$305,028	$218,994	$120,866

(1)
In 2011, the total interest income that would have been recorded if non-accrual loans had been current in accordance with their original terms was approximately $17.3 million. The amount of interest income on non-accrual loans that was included in 2011 income was approximately $2.5 million.

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

(3)
Excluded from the amounts presented as of December 31, 2011 were $55.5 million of loans, modified under troubled debt restructurings (TDRs), where possible credit problems of borrowers have caused management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms. These loans were reviewed for impairment under FASB ASC Section 310-10-35, but continue to accrue interest and are, therefore, not included in non-accrual loans. All non-accrual loans as of December 31, 2011 were reviewed for impairment under FASB ASC Section 310-10-35.

The following table presents loans whose terms were modified under TDRs as of December 31:

	2011	2010
	(in thousands)
Real estate – residential mortgage	$32,331	$37,826
Real estate – commercial mortgage	22,425	18,778
Real estate – construction	7,645	5,440
Commercial – industrial, financial and agricultural	3,581	5,502
Consumer	193	263
Total accruing TDRs	66,175	67,809
Non-accrual TDRs (1)	32,587	51,175
Total TDRs	$98,762	$118,984

(1)	Included within non-accrual loans in the preceding table.

The following table summarizes the Corporation’s non-performing loans, by portfolio segment, as of the indicated dates:

	December 31
	2011	2010	2009	2008	2007
	(in thousands)
Real estate – commercial mortgage	$113,806	$93,720	$61,052	$41,745	$14,515
Commercial – industrial, financial and agricultural	80,944	87,455	69,604	40,294	27,715
Real estate – construction	60,744	84,616	92,841	80,083	30,927
Real estate – residential mortgage	16,336	50,412	45,748	26,304	25,774
Real estate – home equity	11,207	10,188	10,790	6,766	1,991
Consumer	3,384	2,154	1,529	1,608	2,750
Leasing	107	227	155	339	2,260
Total non-performing loans	$286,528	$328,772	$281,719	$197,139	$105,932

Non-performing loans decreased $42.2 million, or 12.8%, to $286.5 million as of December 31, 2011. The decrease included a $34.1 million, or 67.6%, decrease in non-performing residential mortgages, largely due to the sale of non-performing residential mortgages in December 2011. In addition, non-performing construction loans decreased $23.9 million, or 28.2%, and non-performing commercial loans decreased $6.5 million, or 7.4%. These decreases were partially offset by a $20.1 million, or 21.4%, increase in non-performing commercial mortgages.
Geographically, the $23.9 million decrease in non-performing construction loans was in the Corporation's Virginia ($15.0 million, or 48.9%) and Maryland ($14.1 million, or 45.7%) markets, partially offset by an increase in the Pennsylvania ($5.3 million, or 78.8%) market. The $6.5 million decrease in non-performing commercial loans was in the Virginia ($8.9 million, or 64.6%) and Pennsylvania ($1.3 million, or 2.6%) markets, partially offset by increases in the New Jersey ($3.4 million, or 24.2%) and Maryland ($1.3 million, or 15.0%) markets.
The $20.1 million increase in non-performing commercial mortgages was due to an increase in the New Jersey ($13.2 million, or 30.1%), Maryland ($8.6 million, or 169.7%) and Virginia ($8.0 million, or 203.6%) markets, partially offset by declines in the Delaware ($5.7 million, or 68.1%) and Pennsylvania ($4.1 million, or 12.6%) markets.
The following table summarizes OREO, by property type, as of December 31:

	2011	2010
	(in thousands)
Commercial properties	$15,184	$15,916
Residential properties	10,499	12,635
Undeveloped land	5,120	4,408
Total OREO	$30,803	$32,959

The following table summarizes the allocation of the allowance for loan losses, by loan type:

	2011		2010		2009		2008		2007
	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category
Real estate - commercial mortgage	$85,112	38.5%	$40,831	36.8%	$32,257	35.9%	$42,402	33.4%	$31,542	31.0%
Commercial - industrial, financial and agricultural	74,896	30.4	101,436	31.0	96,901	30.9	66,147	30.2	53,194	30.6
Real estate - construction	30,066	5.1	58,117	6.7	67,388	8.2	32,917	10.5	1,174	12.2
Real estate - residential mortgage	22,986	9.2	17,425	8.3	13,704	7.7	7,158	8.1	2,868	7.6
Consumer, home equity, leasing & other	17,321	16.8	14,963	17.2	13,620	17.3	8,167	17.8	8,142	18.6
Unallocated	26,090	N/A	41,499	N/A	32,828	N/A	17,155	N/A	10,627	N/A
	$256,471	100.0%	$274,271	100.0%	$256,698	100.0%	$173,946	100.0%	$107,547	100.0%
N/A – Not applicable.

Management believes that the allowance for loan losses balance of $256.5 million as of December 31, 2011 is sufficient to cover losses inherent in the loan portfolio. See additional disclosures in Note A, “Summary of Significant Accounting Policies” and Note D, "Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements and “Critical Accounting Policies,” in Management’s Discussion.

Other Income and Expenses
2011 vs. 2010
Other Income
The following table presents the components of other income for the past two years:

			Increase (decrease)
	2011	2010	$	%
	(dollars in thousands)
Overdraft fees	$32,062	$35,612	$(3,550)	(10.0)%
Cash management fees	10,590	9,775	815	8.3
Other	15,426	13,205	2,221	16.8
Service charges on deposit accounts	58,078	58,592	(514)	(0.9)
Debit card income	15,535	15,870	(335)	(2.1)
Merchant fees	10,126	8,509	1,617	19.0
Foreign currency processing income	9,400	8,193	1,207	14.7
Letter of credit fees	5,038	5,364	(326)	(6.1)
Other	7,383	7,087	296	4.2
Other service charges and fees	47,482	45,023	2,459	5.5
Investment management and trust services	36,483	34,173	2,310	6.8
Mortgage banking income	25,674	29,304	(3,630)	(12.4)
Credit card income	7,004	6,115	889	14.5
Other income	8,445	8,412	33	0.4
Total, excluding investment securities gains	183,166	181,619	1,547	0.9
Investment securities gains	4,561	701	3,860	550.6
Total	$187,727	$182,320	$5,407	3.0%

The $3.6 million, or 10.0%, decrease in overdraft fees was a result of changes in regulations which took effect in August of 2010, which require customers to affirmatively consent to the payment of certain types of overdrafts. The $815,000, or 8.3%, increase in cash management fees was primarily due to an increase in certain fees which were implemented in 2011. Other service charges on deposit accounts increased $2.2 million, or 16.8%, primarily due to the implementation of fee structure changes for certain products that occurred in 2011, and partially due to an increase in demand and savings account balances.
The $335,000, or 2.1%, decrease in debit card income was due to new Federal Reserve pricing rules that became effective on October 1, 2011 which established maximum interchange fees an issuer can charge on debit card transactions, partially offset by volume growth. The $1.6 million, or 19.0%, increase in merchant fees and the $1.2 million, or 14.7%, increase in foreign currency processing income were both due to increases in transaction volumes.
The $2.3 million, or 6.8%, increase in investment management and trust services was due primarily to a $1.5 million, or 12.0%, increase in brokerage revenue and a $534,000, or 2.5%, increase in trust commissions. These increases resulted from the Corporation's expanded focus on generating recurring revenue in the brokerage business, increased sales of new trust business, and an improvement in the market values of existing assets under management.

Mortgage banking income decreased $3.6 million, or 12.4%. During 2010, the Corporation recorded $3.3 million of mortgage sale gains resulting from a change in its methodology for determining the fair value of its commitments to originate fixed-rate residential mortgage loans for sale, also referred to as interest rate locks. See Note A, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for additional details. Adjusting for the impact of this change, mortgage banking income decreased $2.2 million, or 7.8%, due to a decrease in volumes, partially offset by an increase in pricing spreads. Total loans sold in 2011 were $1.2 billion, compared to $1.6 billion of loans sold in 2010. The $361.8 million, or 23.2%, decrease in loans sold was due to a decrease in refinance volumes. Refinances accounted for 54% of sale volumes in 2011, compared to 60% in 2010. Mortgage sales volumes and related gains were also impacted by the decision to retain certain 10 and 15 year fixed rate mortgages in portfolio.

The $889,000, or 14.5%, increase in credit card income was primarily due to an increase in transactions and interest on credit cards previously originated, which generate fees under a joint marketing agreement with an independent third party.
Investment securities gains of $4.6 million for 2011 included $7.5 million of net gains on the sales of securities, partially offset by other-than-temporary impairment charges of $2.9 million. During 2011, the Corporation recorded other-than-temporary impairment charges of $1.4 million for pooled trust preferred securities issued by financial institutions, $1.2 million for financial institutions stocks and $292,000 for auction rate securities. The $701,000 of investment securities gains for 2010 resulted from $14.7 million of net gains on the sales of securities, partially offset by other-than-temporary impairment charges of $12.0 million for pooled trust preferred securities issued by financial institutions and $2.0 million for financial institutions stocks. See Note C, “Investment Securities” in the Notes to Consolidated Financial Statements for additional details.
Other Expenses
The following table presents the components of other expenses for each of the past two years:

			Increase (decrease)
	2011	2010	$	%
	(dollars in thousands)
Salaries and employee benefits	$227,435	$216,487	$10,948	5.1%
Net occupancy expense	44,003	43,533	470	1.1
FDIC insurance expense	14,480	19,715	(5,235)	(26.6)
Data processing	13,541	13,263	278	2.1
Equipment expense	12,870	11,692	1,178	10.1
Professional fees	12,159	11,523	636	5.5
Marketing	9,667	11,163	(1,496)	(13.4)
OREO and repossession expense	8,366	7,441	925	12.4
Telecommunications	8,119	8,543	(424)	(5.0)
Supplies	5,507	5,633	(126)	(2.2)
Postage	5,065	5,306	(241)	(4.5)
Intangible amortization	4,257	5,240	(983)	(18.8)
Operating risk loss	1,328	3,025	(1,697)	(56.1)
Other	49,679	45,761	3,918	8.6
Total	$416,476	$408,325	$8,151	2.0%

Salaries and employee benefits increased $10.9 million, or 5.1%, with salaries increasing $11.4 million, or 6.4%, and employee benefits decreasing $405,000, or 1.1%. The increase in salaries expense was largely due to annual merit increases in 2011, a $2.2 million increase in stock based compensation expense and a $2.2 million increase in incentive compensation expense.
The decrease in employee benefits was primarily due to a $329,000 decrease in defined benefit pension plan expense and a $262,000 decrease in profit sharing expense, partially offset by an increase in severance expense.
The $5.2 million, or 26.6%, decrease in FDIC insurance expense was primarily due to a change in the assessment base, which effective April 1, 2011, was based on total average assets minus average tangible equity, as compared to the previous assessment calculation, which was based on average domestic deposits.
The $1.2 million, or 10.1%, increase in equipment expense was largely due to a $700,000, or 9.6%, increase in depreciation expense, primarily related to the addition of assets supporting the Corporation's information technology infrastructure, and increased maintenance costs. The $636,000, or 5.5%, increase in professional fees was due to increased legal costs associated with the collection and workout efforts for non-performing loans, in addition to an increase in regulatory fees. The $1.5 million, or 13.4%, decrease in marketing expenses was due to efforts to control expenditures and the timing of promotional campaigns in 2011. The $925,000, or 12.4%, increase in OREO and repossession expense was due to increased costs associated with the repossession of foreclosed assets, partially offset by a net increase in gains on sales of OREO. Total net gains on sales of OREO were $762,000 in 2011 compared to net losses of $452,000 in 2010. OREO and repossession expense is expected to be volatile as the Corporation continues to work through repossessed real estate.
The $983,000, or 18.8%, decrease in intangible amortization was due to certain core deposit intangible assets becoming fully amortized during 2011. The $1.7 million, or 56.1%, decrease in operating risk loss was primarily due to a $1.1 million reduction in accruals for potential repurchases of previously sold residential mortgage and home equity loans.

The $3.9 million, or 8.6%, increase in other expenses included a $1.0 million increase in software maintenance costs. In mid-2010, the Corporation entered into a three-year desktop software licensing agreement, thereby resulting in a full-year of costs for this maintenance agreement in 2011 compared to a partial year impact in 2010. Also contributing to the increase in other expenses was a $528,000 increase in merchant and debit cardholder assessment fees, a $448,000 increase in losses on the sale of fixed assets, $296,000 of consulting services related to the Corporation's planned core technology platform upgrade and a $300,000 loss upon redemption of a junior subordinated deferrable interest debenture in 2011.
2010 vs. 2009
Other Income
Other income for 2010 increased $8.4 million, or 4.8%, in comparison to 2009. Excluding investment securities gains and losses, other income increased $8.8 million, or 5.1%.

Service charges on deposit accounts decreased $1.9 million, or 3.1%, due primarily to a $1.6 million, or 14.2%, decrease in cash management fees and a $352,000, or 1.0%, decrease in overdraft fees. The decrease in cash management fees was a result of customers transferring funds from the cash management program to deposits due to the low interest rate environment. Average cash management balances decreased 14.7% in 2010 in comparison to 2009. The $352,000, or 1.0%, decrease in overdraft fees was a result of regulations which took effect in August of 2010 that require customers to affirmatively consent to the payment of certain types of overdrafts. Partially offsetting the effect of these regulations was growth in fees largely due to an increase in transaction volumes.
Other service charges and fees increased $4.6 million, or 11.4%, including a $2.7 million, or 20.7%, increase in debit card income, which was partially due to an increase in transaction volumes and partially due to the introduction of a new rewards points program in 2010. Also contributing to the increase in other service charges and fees was a $1.0 million, or 13.8%, increase in merchant fees and a $1.6 million, or 24.6%, increase in foreign currency processing income, both due to increases in transaction volumes. The Corporation’s Fulton Bank, N.A. subsidiary has a foreign currency payment processing division that achieved significant growth over the past two years, contributing to the increase in foreign currency processing income. These increases in other service charges and fees were partially offset by a $1.0 million, or 16.0%, decrease in letter of credit fees, which was due to a decrease in the balance of letters of credit outstanding from $588.7 million at December 31, 2009 to $520.5 million at December 31, 2010.
Investment management and trust services increased $2.1 million, or 6.5%, due primarily to a $2.8 million, or 28.2%, increase in brokerage revenue, partially offset by a $716,000, or 3.2%, decrease in trust commissions. Throughout 2009, the Corporation expanded its brokerage operations by adding to its sales staff and transitioning from a transaction-based revenue model to a relationship-based model, which generates fees based on the values of assets under management rather than transaction volume. In 2010, the effect of these fully-implemented changes resulted in a positive impact to brokerage revenue.

Mortgage banking income increased $4.2 million, or 16.9%, which included a $4.9 million increase in gains on sales of mortgage loans, offset by a $631,000 decrease in mortgage servicing income. During 2010, the Corporation recorded a $3.3 million increase to mortgage banking income resulting from a correction of its methodology for determining the fair value of its interest rate locks. Adjusting for the impact of this change, mortgage banking income increased $2.3 million, or 9.1%, due to an increase in the spread on loans sold in 2010, partially offset by lower volumes. Total loans sold in 2010 were $1.6 billion, compared to $2.1 billion of loans sold in 2009. The $571.2 million, or 26.8%, decrease in loans sold was due to a decrease in refinance volumes. Refinances accounted for 60% of sale volumes in 2010, compared to 70% in 2009. The decrease in mortgage servicing income was due to a $550,000 increase to the mortgage servicing rights valuation allowance as expected prepayment speeds increased during the year.
Credit card income increased $643,000, or 11.8%, primarily due to an increase of transactions on credit cards previously originated and new card account originations, which generate fees under a joint marketing agreement with an independent third party. Other income decreased $960,000, or 10.2%, primarily due to a decrease in title search fee income, as a result of lower volumes of residential mortgage loans originated.
Investment securities gains of $701,000 for 2010 included $14.7 million of net gains on the sales of securities, partially offset by other-than-temporary impairment charges of $14.0 million. During 2010, the Corporation recorded other-than-temporary impairment charges of $12.0 million of for pooled trust preferred securities issued by financial institutions and $2.0 million for financial institutions stocks. The $1.1 million of investment securities gains for 2009 resulted from $14.5 million of net gains on sales of debt securities, partially offset by $9.5 million of other-than-temporary impairment charges for pooled trust preferred securities issued by financial institutions and $3.8 million of other-than-temporary impairment charges for financial institutions stocks.

Other Expenses
Other expenses decreased $7.2 million, or 1.7%, in comparison to 2009.

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
Net occupancy expense increased $1.5 million, or 3.6%, due to higher maintenance expense, primarily snow removal and utilities costs. FDIC insurance expense decreased $6.9 million, or 25.8%, due to the impact of the $7.7 million special assessment recorded in 2009 and the Corporation opting out of the Transaction Account Guarantee program in mid-year 2010. The impact of these decreases was partially offset by an increase in FDIC assessment rates.
Data processing expense decreased $1.2 million, or 8.1%, primarily due to savings realized from the consolidation of back office functions of the Corporation’s Columbia Bank subsidiary during 2009. Equipment expense decreased $1.1 million, or 8.8%, largely due to a decrease in depreciation expense and an increase in certain vendor rebates in 2010. Professional fees increased $2.4 million, or 26.6%, due to increased legal costs associated with the collection and workout efforts for non-performing loans, in addition to an increase in regulatory fees. Marketing expenses increased $2.2 million, or 25.2%, due to new promotional campaigns initiated in 2010. OREO and repossession expense increased $500,000, or 7.2%, due primarily to increased costs associated with the repossession of foreclosed assets and a net increase in provisions and net losses on sales of OREO.
Operating risk loss decreased $4.5 million, or 59.9%, due a $6.2 million charge recorded in 2009 related to the Corporation’s commitment to purchase illiquid auction rate securities from customer accounts. The Corporation did not record any charges related to this guarantee in 2010 as all remaining customer auction rate securities were purchased during 2009. Partially offsetting this increase was the effect of $600,000 of credits, recorded in 2009, related to a reduction in the Corporation’s accrual for potential repurchases of previously sold residential mortgage and home equity loans.
Other expenses increased $2.7 million, or 6.3%, which included a $1.1 million increase in software maintenance costs, mainly due to upgrades in desktop software for virtually all employees, an $809,000 increase in student loan lender expense as a result of the low interest rate environment and a $376,000 increase in provision for debit card rewards points earned.
Income Taxes
Income tax expense for 2011 was $50.8 million, an increase of $6.4 million, or 14.5%, from 2010. Income tax expense for 2010 increased $29.0 million, or 188.2%, from 2009. The Corporation’s effective tax rate (income taxes divided by income before income taxes) was 25.9%, 25.7% and 17.2% in 2011, 2010 and 2009, respectively.
The Corporation’s effective tax rates are generally lower than the 35% Federal statutory rate due to investments in tax-free municipal securities and credits earned from investments in partnerships that generate such credits under various federal programs (Tax Credit Investments). Net credits associated with Tax Credit Investments were $8.5 million, $5.7 million and $4.7 million in 2011, 2010 and 2009, respectively.
For additional information regarding income taxes, see Note K, “Income Taxes,” in the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION
The table below presents condensed consolidated ending balance sheets for the Corporation.

	December 31		Increase (decrease)
	2011	2010	$	%
	(dollars in thousands)
Assets:
Cash and due from banks	$292,598	$198,954	$93,644	47.1%
Other earning assets	222,345	117,237	105,108	89.7
Investment securities	2,679,967	2,861,484	(181,517)	(6.3)
Loans, net of allowance	11,712,499	11,659,036	53,463	0.5
Premises and equipment	212,274	208,016	4,258	2.0
Goodwill and intangible assets	544,209	547,979	(3,770)	(0.7)
Other assets	706,616	682,548	24,068	3.5
Total Assets	$16,370,508	$16,275,254	$95,254	0.6%
Liabilities and Shareholders’ Equity:
Deposits	$12,525,739	$12,388,581	$137,158	1.1%
Short-term borrowings	597,033	674,077	(77,044)	(11.4)
Long-term debt	1,040,149	1,119,450	(79,301)	(7.1)
Other liabilities	215,048	212,757	2,291	1.1
Total Liabilities	14,377,969	14,394,865	(16,896)	(0.1)
Total Shareholders’ Equity	1,992,539	1,880,389	112,150	6.0
Total Liabilities and Shareholders’ Equity	$16,370,508	$16,275,254	$95,254	0.6%

Investment Securities
The following table presents the carrying amount of investment securities held to maturity (HTM) and available for sale (AFS) as of the dates shown:

	December 31
	2011			2010			2009
	HTM	AFS	Total	HTM	AFS	Total	HTM	AFS	Total
	(in thousands)
U.S. Government securities	$—	$334	$334	$—	$1,649	$1,649	$—	$1,325	$1,325
U.S. Government sponsored agency securities	5,987	4,073	10,060	6,339	5,058	11,397	6,713	91,956	98,669
State and municipal	179	322,018	322,197	346	349,563	349,909	503	415,773	416,276
Corporate debt securities	—	123,306	123,306	—	124,786	124,786	—	116,739	116,739
Collateralized mortgage obligations	—	1,001,209	1,001,209	—	1,104,058	1,104,058	—	1,122,996	1,122,996
Mortgage-backed securities	503	880,097	880,600	1,066	871,472	872,538	1,484	1,080,024	1,081,508
Auction rate securities	—	225,211	225,211	—	260,679	260,679	—	289,203	289,203
Total debt securities	6,669	2,556,248	2,562,917	7,751	2,717,265	2,725,016	8,700	3,118,016	3,126,716
Equity securities	—	117,050	117,050	—	136,468	136,468	—	140,370	140,370
Total	$6,669	$2,673,298	$2,679,967	$7,751	$2,853,733	$2,861,484	$8,700	$3,258,386	$3,267,086
Total investment securities decreased $181.5 million, or 6.3%, to $2.7 billion at December 31, 2011. During 2011, proceeds from sales and maturities of collateralized mortgage obligations and mortgage-backed securities were not fully reinvested in the investment portfolio due to less attractive investment options in the low rate environment.
The Corporation classified 99.8% of its investment portfolio as available for sale as of December 31, 2011 and, as such, these investments were recorded at their estimated fair values. The net unrealized gain on available for sale investment securities was $40.1 million as of December 31, 2011, compared to $30.8 million as of December 31, 2010. During 2011, improvements in the fair values of state and municipal securities, mortgage-backed securities and corporate debt securities were partially offset by decreases in the fair values of auction rate securities and equity securities.
Loans
The following table presents loans outstanding, by type, as of the dates shown:

	December 31
	2011	2010	2009	2008	2007
	(in thousands)
Real estate – commercial mortgage	$4,602,596	$4,375,980	$4,292,300	$4,016,700	$3,480,958
Commercial – industrial, financial and agricultural	3,639,368	3,704,384	3,699,198	3,635,544	3,427,085
Real estate – home equity	1,624,562	1,641,777	1,644,260	1,695,398	1,501,231
Real estate – residential mortgage	1,097,192	995,990	921,741	972,797	848,901
Real estate – construction	615,445	801,185	978,267	1,269,330	1,366,923
Consumer	318,101	350,161	360,698	365,692	500,708
Leasing and other	78,700	71,028	83,675	97,687	89,383
Gross loans	11,975,964	11,940,505	11,980,139	12,053,148	11,215,189
Unearned income	(6,994)	(7,198)	(7,715)	(10,528)	(10,765)
Loans, net of unearned income	$11,968,970	$11,933,307	$11,972,424	$12,042,620	$11,204,424

Total loans, net of unearned income, increased $35.7 million, or 0.3%, due to slightly improved demand, particularly within the commercial mortgage portfolio, which increased $226.6 million, or 5.2%. Also contributing to the increase in loans was a $101.2 million, or 10.2%, increase in residential mortgages, which was a result of the Corporation's retention in portfolio of certain 10 and 15 year fixed rate mortgages and certain adjustable rate mortgages rather than being sold in the secondary market. These increases were offset by a $185.7 million, or 23.2%, decrease in construction loans, due to a combination of weak demand for new residential housing and continuing efforts by the Corporation to reduce its exposure within this sector, specifically in its Maryland, New Jersey and Virginia markets. Commercial loans also decreased $65.0 million, or 1.8%, mostly due to a by-product of slow economic growth. Consumer loans decreased $32.1 million, or 9.2%, due to a $16.7 million decrease in direct consumer loans and a $15.4 million decrease in the indirect automobile loan portfolio.
Approximately $5.2 billion, or 43.6%, of the Corporation’s loan portfolio was in commercial mortgage and construction loans as of December 31, 2011. The Corporation does not have a concentration of credit risk with any single borrower, industry or geographical location. However, the performance of real estate markets and general economic conditions adversely impacted the performance of these loans throughout 2011.
Other Assets
Cash and due from banks increased $93.6 million, or 47.1%. Because of the daily fluctuations that result in the normal course of business, cash is more appropriately analyzed in terms of average balances. On an average balance basis for the month of December, cash and due from banks increased $31.4 million, or 12.7%, from $247.6 million in 2010 to $279.0 million in 2011.
Other earning assets increased $105.1 million, or 89.7%, due to an increase in interest-bearing deposits with other banks. The Corporation's interest-bearing account with the Federal Reserve Bank increased $118.3 million, or 850.5%, at December 31, 2011, primarily due to the investment of excess funds generated from an increase in demand and savings deposits, combined with a decrease in investments. Partially offsetting this increase was a $36.9 million, or 44.0%, decrease in loans held for sale, mainly due to the Corporation's retention of certain residential mortgages in portfolio and a decrease in the volume of loans sold. Premises and equipment increased $4.3 million, or 2.0%. The increase reflects additions primarily for the construction of new branch facilities and information technology initiatives, offset by depreciation and the sales of branch and office facilities during 2011. Goodwill and intangible assets decreased $3.8 million, or 0.7%, due to the amortization of intangible assets.
Other assets increased $24.1 million, or 3.5%, to $706.6 million due primarily to a $38.7 million increase in receivables related to investment securities sales that had not settled at year-end. As of December 31, 2011, the Corporation had $181.6 million of such receivables outstanding, compared to $142.9 million as of December 31, 2010. Also contributing to the increase in other assets was a $16.8 million increase in Tax Credit Investments and a $4.0 million increase in net mortgage servicing rights. These increases were partially offset by a $13.3 million decrease in prepaid FDIC assessments which were amortized to expense in 2011, a $9.3 million decrease in federal taxes receivable due to overpayments in 2010 and a $5.4 million decrease in the fair value of mortgage banking derivative assets.
Deposits and Borrowings
Deposits increased $137.2 million, or 1.1%, to $12.5 billion as of December 31, 2011. During 2011, total non-interest and interest bearing demand and savings deposits increased $753.2 million, or 9.7%, and time deposits decreased $616.0 million, or 13.3%. Non-interest bearing accounts increased $393.0 million, or 17.9%, due primarily to a $330.1 million, or 21.7%, increase in business account balances. Interest-bearing accounts increased $360.1 million, or 6.5%, due to a $242.7 million, or 18.1%, increase in municipal account balances, which was largely due to attractive interest rates for insured deposits relative to non-bank alternatives, a $63.3 million, or 1.9%, increase in personal account balances and a $54.1 million, or 6.0%, increase in business account balances. Growth in business accounts was due, in part, to businesses maintaining higher balances to offset service fees, as well as a migration away from the Corporation’s cash management products due to the low interest rate environment. The increase in personal accounts was primarily due to a migration from customer certificates of deposit. The decrease in time deposits resulted from a $610.3 million, or 13.2%, decrease in customer certificates of deposit and a $5.7 million, or 100.0%, decrease in brokered certificates of deposit. The decrease in customer certificates of deposit was in accounts with original maturity terms of less than two years of $545.7 million, or 20.1%, and jumbo accounts of $55.1 million, or 21.7%.
Short-term borrowings decreased $77.0 million, or 11.4%, due to a decrease in short-term customer funding of $62.7 million, or 15.4%, and a decrease in Federal funds purchased of $14.4 million, or 5.4%. Long-term debt decreased $79.3 million, or 7.1%, as a result of the maturity of FHLB advances.
Other Liabilities
Other liabilities increased $2.3 million, or 1.1%. The increase was primarily due to a $15.5 million increase in the underfunded status of the Corporation's defined benefit pension plan, which was largely the result of a 125 basis point decrease in the discount rate used to calculate the projected benefit obligation. Also contributing to the increase in other liabilities was a $6.1 million increase in dividends payable to common shareholders due to the increase in the Corporation's fourth quarter dividend per share from $0.03 per share in 2010 to $0.06 cents in 2011. These increases were largely offset by a $24.5 million decrease in payables related to investment security purchases executed prior to year-end, but not settled until after year-end.
Shareholders’ Equity
Total shareholders’ equity increased $112.2 million, or 6.0%, to $2.0 billion, or 12.2% of total assets as of December 31, 2011. The increase was primarily due to $145.6 million of net income, partially offset by $40.0 million of dividends on common shares outstanding. Due to the earnings improvement achieved throughout 2011 and the strength of its capital, the Corporation increased its dividend to common shareholders to $0.20 cents per share in 2011, compared to $0.12 cents per share in 2010.
The Corporation and its subsidiary banks are subject to regulatory capital requirements administered by various banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital to average assets (as defined). As of December 31, 2011, the Corporation and each of its bank subsidiaries met the minimum capital requirements. In addition, all of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations. See also Note J, “Regulatory Matters,” in the Notes to Consolidated Financial Statements.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements at December 31:

	2011	2010	Regulatory Minimum for Capital Adequacy
Total capital (to risk weighted assets)	15.2%	14.2%	8.0%
Tier I capital (to risk weighted assets)	12.7%	11.6%	4.0%
Tier I capital (to average assets)	10.3%	9.4%	4.0%
Tangible common equity to tangible assets (1)	9.2%	8.5%	N/A
Tangible common equity to risk weighted assets (2)	11.4%	10.5%	N/A

(1)	Ending common shareholders’ equity, net of goodwill and intangible assets, divided by ending assets, net of goodwill and intangible assets.

(2)	Ending common shareholders’ equity, net of goodwill and intangible assets, divided by risk-weighted assets.
N/A - Not applicable.
The Basel Committee on Banking Supervision (Basel) is a committee of central banks and bank regulators from major industrialized countries that develops broad policy guidelines for use by each country’s regulators with the purpose of ensuring that financial institutions have adequate capital given the risk levels of assets and off-balance sheet financial instruments.
In December 2010, Basel released a framework for strengthening international capital and liquidity regulation, referred to as Basel III. Basel III includes defined minimum capital ratios, which must be met when implementation occurs on January 1, 2013. An additional “capital conservation buffer” will be phased-in beginning January 1, 2016 and, when fully phased-in three years later, the minimum ratios will be 2.5% higher. Fully phased-in capital standards under Basel III will require banks to maintain more capital than the minimum levels required under current regulatory capital standards.
The U.S. banking regulators have not yet proposed regulations implementing Basel III, but are expected to do so in the near future. As of December 31, 2011, the Corporation met the fully phased-in minimum capital ratios required for each of the capital measures included in Basel III.
Contractual Obligations and Off-Balance Sheet Arrangements
The Corporation has various financial obligations that require future cash payments. These obligations include the payment of liabilities recorded on the Corporation’s consolidated balance sheet as well as contractual obligations for purchased services or for operating leases.
The following table summarizes significant contractual obligations to third parties, by type, that were fixed and determinable as of December 31, 2011:

	Payments Due In
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Deposits with no stated maturity (1)	$8,511,789	$—	$—	$—	$8,511,789
Time deposits (2)	2,610,438	1,076,066	265,519	61,927	4,013,950
Short-term borrowings (3)	597,033	—	—	—	597,033
Long-term debt (3)	126,852	11,473	387,246	514,578	1,040,149
Operating leases (4)	15,981	27,240	21,784	64,061	129,066
Purchase obligations (5)	21,784	29,571	18,045	—	69,400
Uncertain tax positions (6)	9,438	—	—	—	9,438

(1)	Includes demand deposits and savings accounts, which can be withdrawn by customers at any time.

(2)	See additional information regarding time deposits in Note H, “Deposits,” in the Notes to Consolidated Financial Statements.

(3)	See additional information regarding borrowings in Note I, “Short-Term Borrowings and Long-Term Debt,” in the Notes to Consolidated Financial Statements.

(4)	See additional information regarding operating leases in Note N, “Leases,” in the Notes to Consolidated Financial Statements.

(5)	Includes information technology, telecommunication and data processing outsourcing contracts.

(6)	Includes accrued interest. See additional information related to uncertain tax positions in Note K, “Income Taxes,” in the Notes to Consolidated Financial Statements.
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

The following table presents the Corporation’s commitments to extend credit and letters of credit as of December 31, 2011 (in thousands):

Commercial mortgage and construction	$275,308
Home equity	1,019,470
Commercial and other	2,508,754
Total commitments to extend credit	$3,803,532

Standby letters of credit	$444,019
Commercial letters of credit	31,557
Total letters of credit	$475,576

CRITICAL ACCOUNTING POLICIES
The following is a summary of those accounting policies that the Corporation considers to be most important to the portrayal of its financial condition and results of operations, as they require management’s most difficult judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.
Fair Value Measurements – FASB ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three categories (from highest to lowest priority):

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
Maintaining an adequate allowance for credit losses is dependent upon various factors, including the ability to identify potential problem loans in a timely manner. For commercial loans, commercial mortgages and certain construction loans, an internal risk rating process, consisting of nine general classifications ranging from “excellent” to “loss,” is used. Risk ratings are initially assigned to loans by loan officers and are reviewed on a regular basis by loan review staff. Ratings change if the ongoing monitoring procedures or specific loan review activities identify a deterioration or an improvement in the loan. While assigning risk ratings involves judgment, the risk rating process allows management to identify riskier credits in a timely manner and to allocate resources to managing troubled accounts.
The risk rating process is not practical for residential mortgages, home equity loans, consumer loans, installment loans and lease receivables, mainly because these portfolios consist of a larger number of loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based on aggregate payment history, through the monitoring of delinquency levels and trends.
The Corporation’s established methodology for evaluating the adequacy of the allowance for credit losses considers both components of the allowance: 1) specific allowances allocated to loans evaluated for impairment under FASB ASC Section 310-10-35; and 2) allowances calculated for pools of loans evaluated for impairment under FASB ASC Subtopic 450-20.
Effective April 1, 2011, the Corporation revised and enhanced its allowance for credit loss methodology. The change in methodology resulted in shifts in allocations by loan type, however, the total allowance for credit losses did not change as a result of implementing the new methodology.
A loan is considered to be impaired if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. Beginning April 1, 2011, the population of loans evaluated for impairment under FASB ASC Section 310-10-35 includes only loans on non-accrual status and impaired troubled debt restructurings (Impaired TDRs). Impaired TDRs represent TDRs that were: (1)  modified via a change in the interest rate that, at the time of restructuring, was favorable in comparison to rates offered for loans with similar risk characteristics; or (2) 90 days or more past due according to their modified terms; or (3) modified in the current calendar year. An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. Impaired loans with balances greater than $1.0 million are evaluated individually for impairment. Impaired loans with balances less than $1.0 million are pooled and measured for impairment collectively.
Beginning April 1, 2011, all loans evaluated for impairment under FASB ASC Section 310-10-35 are measured for losses on a quarterly basis. Measurement may be on a more frequent basis if there is a significant change in the amount or timing of an impaired loan’s expected future cash flows, if actual cash flows are significantly different from the cash flows previously projected, or if the fair value of an impaired loan’s collateral significantly changes. In addition, impaired loans secured predominately by real estate have updated certified third-party appraisals, generally every 12 months.
As of December 31, 2011 and 2010, substantially all of the Corporation’s impaired loans with balances greater than $1.0 million were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate, in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real property.
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

As of December 31, 2011 and 2010, approximately 78% and 52%, respectively, of impaired loans secured by real estate with principal balances greater than $1 million were measured at estimated fair value using certified third-party appraisals that had been updated within the preceding 12 months. The fair value of collateral is generally based on appraised values, discounted to arrive at expected sale prices, net of estimated selling costs.
Where updated certified appraisals are not obtained for loans evaluated for impairment under FASB ASC Section 310-10-35 that are secured by real estate, fair values are estimated based on one or more of the following:

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

For impaired loans with principal balances greater than $1 million secured by non-real estate collateral, such as accounts receivable or inventory, estimated fair values are determined based on borrower financial statements, inventory listings, accounts receivable agings or borrowing base certificates. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. Liquidation or collection discounts are applied to these assets based upon existing loan evaluation policies.
All loans not evaluated for impairment under FASB ASC Section 310-10-35 are evaluated for impairment under FASB ASC Subtopic 450-20, using a pooled loss evaluation approach. In general, these loans include residential mortgages, home equity loans, consumer loans, and lease receivables. Accruing commercial loans, commercial mortgages and construction loans are also evaluated for impairment under FASB ASC Subtopic 450-20.

The Corporation evaluates loans for impairment under FASB ASC Subtopic 450-20 through the following procedures:

•
The loans are segmented into pools with similar characteristics, such as general loan type, secured or unsecured and type of collateral. Commercial loans, commercial mortgages and certain construction loans are further segmented into separate pools based on internally assigned risk ratings. Residential mortgages, home equity loans, consumer loans, and lease receivables are further segmented into separate pools based on delinquency status.

•
A loss rate is calculated for each pool based on a probability of default (PD) and a loss given default (LGD) using historical losses as loans migrate through the various risk rating or delinquency categories.

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
See Note A, "Summary of Significant Accounting Policies" and Note D, "Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements for additional details.
Troubled Debt Restructurings – Loans whose terms are modified are classified as troubled debt restructurings (TDRs) if the Corporation grants the borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a TDR typically involve a temporary deferral of scheduled loan payments, an extension of a loan’s stated maturity date or a reduction in the interest rate. Non-accrual TDRs can be restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. TDRs are evaluated for impairment under FASB ASC Section 310-10-35.
Effective July 1, 2011, the Corporation adopted the provisions of ASC Update 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASC Update 2011-02 provides additional guidance for when a creditor has granted a concession and whether a debtor is experiencing financial difficulty. This standards update was effective for the first interim or annual period beginning on or after June 15, 2011, and was applied retrospectively to January 1, 2011. The adoption of ASC Update 2011-02 did not impact the Corporation’s financial statements.
See Note D, "Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements for additional details.
Business Combinations and Intangible Assets – The Corporation accounts for all business acquisitions using the purchase method of accounting. Purchase accounting requires that all assets acquired and liabilities assumed, including certain intangible assets that must be recognized, be recorded at their estimated fair values. Any purchase price exceeding the fair value of net assets acquired is recorded as goodwill.
Goodwill is not amortized to expense, but is tested at least annually for impairment. The Corporation completes its annual goodwill impairment test as of October 31st of each year. The Corporation tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units. A fair value is then determined for each reporting unit. If the fair values of the reporting units exceed their book values, no write-down of the recorded goodwill is necessary. If the fair values are less than the book values, an additional valuation procedure is necessary to assess the proper carrying value of the goodwill. The Corporation determined that no impairment charges were necessary in 2011, 2010 or 2009. For additional details related to the goodwill impairment test, see Note F, “Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements.
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
If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, an interim impairment test is required. Such events may include adverse changes in legal factors or in the business climate, adverse actions by a regulator, unanticipated competition, the loss of key employees, or similar events.

Intangible assets are amortized over their estimated lives. Some intangible assets have indefinite lives and are, therefore, not amortized. All intangible assets must be evaluated for impairment if certain events occur. Any impairment write-downs are recognized as expense on the consolidated statements of income.
Income Taxes – The provision for income taxes is based upon income before income taxes, adjusted for the effect of certain tax-exempt income, non-deductible expenses and credits. In addition, certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate.
The Corporation must also evaluate the likelihood that deferred tax assets will be recovered through future taxable income. If any such assets are more likely than not to not be recovered, a valuation allowance must be recognized. The Corporation recorded a valuation allowance of $17.3 million as of December 31, 2011 for certain state net operating losses and temporary differences that are not expected to be recovered. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Corporation’s consolidated financial statements.
The Corporation accounts for uncertain tax positions by applying a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Recognition and measurement of tax positions is based on management’s evaluations of relevant tax code and appropriate industry information about audit proceedings for comparable positions at other organizations. Virtually all of the Corporation’s unrecognized tax benefits are for positions that are taken on an annual basis on state tax returns. Increases to unrecognized tax benefits will occur as a result of accruing for the nonrecognition of the position for the current year. Decreases will occur as a result of the lapsing of the statute of limitations for the oldest outstanding year which includes the position.
See also Note K, “Income Taxes,” in the Notes to Consolidated Financial Statements.
New Accounting Standards
In May 2011, the FASB issued ASC Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASC Update 2011-04 amends fair value measurement and disclosure requirements in U.S. GAAP for the purpose of improving the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (IFRS). Among the amendments in ASC Update 2011-04 are expanded disclosure requirements that require companies to quantitatively disclose inputs used in Level 3 fair value measurements and to disclose the sensitivity of fair value measurement to changes in unobservable inputs. This standards update is effective for the first interim or annual period beginning on or after December 15, 2011. For the Corporation, this standards update is effective in connection with its March 31, 2012 interim filing on Form 10-Q. The adoption of ASC Update 2011-04 is not expected to materially impact the Corporation’s financial statements.
In June 2011, the FASB issued ASC Update 2011-05, “Presentation of Other Comprehensive Income.” ASC Update 2011-05 requires companies to present total comprehensive income, consisting of net income and other comprehensive income, in either one continuous statement of comprehensive income or in two separate but consecutive statements. Presently, the Corporation reports total comprehensive income within its consolidated statement of shareholders’ equity and comprehensive income (loss). For publicly traded entities, this standards update is effective for fiscal years beginning after December 15, 2011. For the Corporation, this standards update is effective in connection with its March 31, 2012 interim filing on Form 10-Q.
In December 2011, the FASB issued ASC Update 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." ASC Update 2011-12 defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income under ASC Update 2011-05. This deferral is temporary until the FASB reconsiders the operational concerns and needs of financial statement users.

In September 2011, the FASB issued ASC Update 2011-08, "Testing for Goodwill Impairment." ASC Update 2011-08 simplifies testing for goodwill impairment by permitting entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is greater than its carrying value. If an entity can qualitatively demonstrate that a reporting unit's fair value is more likely than not greater than its carrying value, then it would not be required to perform the quantitative two-step goodwill impairment test. This standards update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASC Update 2011-08 is not expected to materially impact the Corporation’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the exposure to economic loss that arises from changes in the values of certain financial instruments. The types of market risk exposures generally faced by financial institutions include interest rate risk, equity market price risk, debt security market price risk, foreign currency price risk and commodity price risk. Due to the nature of its operations, only equity market price risk, debt security market price risk and interest rate risk are significant to the Corporation.
Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. As of December 31, 2011, the Corporation’s equity investments consisted of $82.5 million of Federal Home Loan Bank (FHLB) and Federal Reserve Bank stock, $27.9 million of common stocks of publicly traded financial institutions and $6.7 million of other equity investments. The equity investments most susceptible to market price risk are the financial institutions stocks, which had a cost basis of $28.3 million and a fair value of $27.9 million as of December 31, 2011. Gross unrealized gains and gross unrealized losses in this portfolio were approximately $2.4 million and $2.8 million as of December 31, 2011, respectively.
The Corporation has evaluated whether any unrealized losses on individual equity investments constituted other-than-temporary impairment, which would require a write-down through a charge to earnings. Based on the results of such evaluations, the Corporation recorded write-downs of $1.2 million in 2011, $2.0 million in 2010, and $3.8 million in 2009 for financial institutions stocks which were deemed to exhibit other-than-temporary impairment in value. In 2009, the Corporation also recorded a $106,000 other-than-temporary impairment charge for a mutual fund equity investment. Additional impairment charges may be necessary depending upon the performance of the equity markets in general and the performance of the individual investments held by the Corporation. See also Note C, “Investment Securities,” in the Notes to Consolidated Financial Statements.
Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the issuers. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation’s equity securities are classified as trading.
Another source of equity market price risk is the Corporation’s investment in FHLB stock, which the Corporation is required to own in order to borrow funds from the FHLB. As of December 31, 2011, the Corporation’s investment in FHLB stock was $63.3 million. FHLBs obtain funding primarily through the issuance of consolidated obligations of the FHLB system. The U.S. government does not guarantee these obligations, and each of the FHLB banks is, generally, jointly and severally liable for repayment of each other’s debt. The FHLB system has experienced financial stress, and some of the regional banks within the FHLB system have suspended or reduced their dividends, or eliminated the ability of members to redeem capital stock. The Corporation’s FHLB stock and its ability to obtain FHLB funds could be adversely impacted if the financial health of the FHLB system worsens.
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
Debt Security Market Price Risk
Debt security market price risk is the risk that changes in the values, unrelated to market price fluctuations related to interest rates changes, of debt securities could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s debt security investments consist primarily of mortgage-backed securities and collateralized mortgage obligations, state and municipal securities, U.S. government sponsored agency securities, U.S. government debt securities, auction rate certificates and corporate debt securities. All of the Corporation's investments in mortgage-backed securities and collateralized mortgage obligations have principal payments that are guaranteed by U.S. government sponsored agencies.
Municipal Securities
As of December 31, 2011, the Corporation had $322.0 million of municipal securities issued by various municipalities in its investment portfolio. Ongoing uncertainty with respect to the financial viability of municipal insurers places much greater emphasis on the underlying strength of issuers. Continued pressure on local tax revenues of issuers due to adverse economic conditions could also have an adverse impact on the underlying strength of issuers. The Corporation evaluates existing and potential holdings primarily on the creditworthiness of the issuing municipality and then, to a lesser extent, on the underlying credit enhancement.

As of December 31, 2011, approximately 94% of municipal securities were supported by the general obligation of corresponding municipalities. In addition, approximately 72% of these securities were school district issuances that are also supported by the states of the issuing municipalities.
Auction Rate Certificates
As of December 31, 2011, the Corporation’s investments in student loan auction rate securities, also known as auction rate certificates (ARCs), had a cost basis of $240.9 million and a fair value of $225.2 million.
ARCs are long-term securities that were structured to allow their sale in periodic auctions, resulting in both the treatment of ARCs as short-term instruments in normal market conditions and fair values that could be derived based on periodic auction prices. However, beginning in 2008, market auctions for these securities began to fail due to an insufficient number of buyers, resulting in an illiquid market. This illiquidity has resulted in recent market prices that represent forced liquidations or distressed sales and do not provide an accurate basis for fair value. Therefore, as of December 31, 2011, the fair values of the ARCs were derived using significant unobservable inputs based on an expected cash flows model which produced fair values which were materially different from those that would be expected from settlement of these investments in the illiquid market that presently exists. The expected cash flow model, prepared by a third-party valuation expert, produced fair values which assumed a return to market liquidity sometime within the next three years.
The credit quality of the underlying debt associated with the ARCs is also a factor in the determination of their estimated fair value. As of December 31, 2011, approximately $177 million, or 79%, of the ARCs were rated above investment grade, with approximately $135 million, or 60%, AAA rated. Approximately $48 million, or 21%, of ARCs were either not rated or rated below investment grade by at least one ratings agency. Of this amount, approximately $28 million, or 59%, of the loans underlying these ARCs have principal payments which are guaranteed by the federal government. In total, approximately $202 million, or 90%, of the loans underlying the ARCs have principal payments which are guaranteed by the federal government. At December 31, 2011, all ARCs were current and making scheduled interest payments.
During the year ended December 31, 2011, the Corporation recorded $292,000 of other-than-temporary impairment charges for two individual ARCs based on an expected cash flow model. As of December 31, 2011, after other-than-temporary impairment charges, the two other-than-temporarily impaired ARCs had a cost basis of $1.6 million and a fair value of $1.1 million. These other-than-temporarily impaired ARCs have principal payments supported by non-guaranteed private student loans, as opposed to federally guaranteed student loans. The student loans underlying these other-than-temporarily impaired ARCs had actual defaults of approximately 18%, resulting in an erosion of parity ratios, which is calculated as the outstanding principal and capitalized interest of the student loans divided by the amount outstanding of the notes. Parity ratios for these other-than-temporarily impaired ARCs were approximately 83% as of December 31, 2011. Additional impairment charges for ARCs may be necessary depending upon the performance of the individual investments held by the Corporation.
Corporate Debt Securities
The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities and subordinated debt issued by financial institutions, as presented in the following table:

	December 31, 2011
	Amortized Cost	Estimated Fair Value
	(in thousands)
Single-issuer trust preferred securities	$83,899	$74,365
Subordinated debt	40,184	41,296
Pooled trust preferred securities	6,236	5,109
Corporate debt securities issued by financial institutions	$130,319	$120,770

The fair values for pooled trust preferred securities and certain single-issuer trust preferred securities were based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers.
The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $9.5 million as of December 31, 2011. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities in 2011, 2010 or 2009. The Corporation held 12 single-issuer trust preferred securities that were rated below investment grade by at least one ratings agency, with an amortized cost of $41.1 million and an estimated fair value of $38.7 million as of December 31, 2011. The majority of the single-issuer trust preferred securities rated below investment grade were rated BB or Ba. Single-issuer trust preferred securities with an amortized cost of $8.3 million and an estimated fair value of $6.5 million as of December 31, 2011 were not rated by any ratings agency.

The Corporation held ten pooled trust preferred securities as of December 31, 2011. Nine of these securities, with an amortized cost of $5.8 million and an estimated fair value of $4.7 million, were rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. For each of the nine pooled trust preferred securities rated below investment grade, the class of securities held by the Corporation was below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool.
The amortized cost of pooled trust preferred securities is the purchase price of the securities, net of cumulative credit related other-than-temporary impairment charges, determined using an expected cash flow model. The most significant input to the expected cash flow model is the expected payment deferral rate for each pooled trust preferred security. The Corporation evaluates the financial metrics, such as capital ratios and non-performing asset ratios, of the individual financial institution issuers that comprise each pooled trust preferred security to estimate its expected deferral rate. The actual weighted average cumulative defaults and deferrals as a percentage of original collateral were approximately 38% as of December 31, 2011. The discounted cash flow modeling for pooled trust preferred securities held by the Corporation as of December 31, 2011 assumed, on average, an additional 17% expected deferral rate.
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
The Corporation employs various management techniques to minimize its exposure to interest rate risk. An Asset/Liability Management Committee (ALCO), consisting of key financial and senior management personnel, meets on a regular basis. The ALCO is responsible for reviewing the interest rate sensitivity position of the Corporation, approving asset and liability management policies, and overseeing the formulation and implementation of strategies regarding balance sheet positions and earnings.
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
The consolidated statements of cash flows provide details related to the Corporation’s sources and uses of cash. The Corporation generated $372.0 million in cash from operating activities during 2011, mainly due to net income, as adjusted for non-cash charges, most notably the provision for credit losses. Investing activities resulted in a net cash outflow of $231.8 million in 2011 due to a net increase in loans and short-term investments, partially offset by sales and maturities of investments exceeding reinvestments in the portfolio. Financing activities resulted in a net cash outflow of $46.6 million in 2011 as a result of repayments of short-term borrowings and long-term debt and dividends paid on common shares outstanding exceeding cash inflows from deposit increases and additions to long-term debt.
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
As of December 31, 2011, liquid assets (defined as cash and due from banks, short-term investments, deposits in other financial institutions, Federal funds sold, mortgages available for sale, securities available for sale, and non-mortgage-backed securities held to maturity due in one year or less) totaled $3.0 billion, or 18.4% of total assets, as compared to $3.1 billion, or 19.3% of total assets, as of December 31, 2010.

The following tables present the expected maturities of investment securities as of December 31, 2011 and the weighted average yields of such securities (calculated based on historical cost):

HELD TO MATURITY (at amortized cost)
	MATURING
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
U.S. Government sponsored agency securities	$—	—%	$5,987	0.50%	$—	—%	$—	—%
State and municipal (1)	179	5.58	—	—	—	—	—	—
Total	$179	5.58%	$5,987	0.50%	$—	—%	$—	—%
Mortgage-backed securities (2)	$503	6.37%

AVAILABLE FOR SALE (at estimated fair value)
	MATURING
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
U.S. Government securities	$334	0.11%	$—	—%	$—	—%	$—	—%
U.S. Government sponsored agency securities (3)	—	—	3,651	2.09	239	1.51	183	3.06
State and municipal (1)	67,468	3.90	27,797	4.86	112,650	6.06	114,103	6.65
Auction rate securities (4)	—	—	—	—	—	—	225,211	1.38
Corporate debt securities	—	—	655	2.43	41,296	4.75	81,355	4.74
Total	$67,802	3.89%	$32,103	4.49%	$154,185	5.69%	$420,852	3.37%
Collateralized mortgage obligations (2)	$1,001,209	2.70%
Mortgage-backed securities (2)	$880,097	3.34%

(1)	Weighted average yields on tax-exempt securities have been computed on a fully taxable-equivalent basis assuming a tax rate of 35% and statutory interest expense disallowances.

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

The following table presents the approximate contractual maturity and interest rate sensitivity of certain loan types subject to changes in interest rates as of December 31, 2011:

	One Year or Less	One Through Five Years	More Than Five Years	Total
	(in thousands)
Commercial, financial and agricultural:
Adjustable and floating rate	$541,442	$1,800,438	$404,214	$2,746,094
Fixed rate	216,250	553,934	123,090	893,274
Total	$757,692	$2,354,372	$527,304	$3,639,368
Real estate – mortgage (1):
Adjustable and floating rate	$971,061	$2,796,213	$1,944,516	$5,711,790
Fixed rate	310,574	1,010,519	291,467	1,612,560
Total	$1,281,635	$3,806,732	$2,235,983	$7,324,350
Real estate – construction:
Adjustable and floating rate	$211,243	$149,848	$42,140	$403,231
Fixed rate	68,731	97,021	46,462	212,214
Total	$279,974	$246,869	$88,602	$615,445

(1)	Includes commercial mortgages, residential mortgages and home equity loans.
Contractual maturities of time deposits of $100,000 or more outstanding as of December 31, 2011 are as follows (in thousands):

Three months or less	$275,479
Over three through six months	251,581
Over six through twelve months	473,365
Over twelve months	483,885
Total	$1,484,310

The Corporation maintains liquidity sources in the form of “core” demand and savings deposits, time deposits in various denominations, including jumbo and brokered time deposits, repurchase agreements and short-term promissory notes.
Borrowing availability with the FHLB and Federal Reserve Bank, along with Federal funds lines at various correspondent banks, provides the Corporation with additional liquidity.
Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of December 31, 2011, the Corporation had $666.6 million of term advances outstanding from the FHLB with an additional borrowing capacity of approximately $970 million of under these facilities.
A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to the Federal Reserve Bank Discount Window borrowings. As of December 31, 2011, the Corporation had $1.7 billion of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

The following table provides information about the Corporation's interest rate sensitive financial instruments. The table presents expected cash flows and weighted average rates for each of the Corporation’s significant interest rate sensitive financial instruments, by expected maturity period. None of the Corporation's financial instruments are classified as trading. All dollars amounts are in thousands.

	Expected Maturity Period							Estimated Fair Value
	2012	2013	2014	2015	2016	Beyond	Total
Fixed rate loans (1)	$1,038,969	$486,060	$365,640	$295,544	$232,089	$629,470	$3,047,772	$3,110,113
Average rate	3.86%	5.90%	5.88%	5.71%	5.78%	5.23%	5.04%
Floating rate loans (1) (2)	1,736,371	1,096,175	958,162	865,252	1,863,271	2,386,521	8,905,752	8,867,027
Average rate	4.57%	4.69%	4.72%	4.70%	4.24%	5.04%	4.67%
Fixed rate investments (3)	585,652	384,010	260,013	201,301	163,906	624,119	2,219,001	2,287,277
Average rate	3.79%	3.91%	3.92%	3.90%	3.92%	3.54%	3.78%
Floating rate investments (3)	—	—	240,852	134	4,905	57,517	303,408	275,640
Average rate	—	—	2.96%	1.60%	1.24%	2.42%	2.83%
Other interest-earning assets	222,345	—	—	—	—	—	222,345	222,345
Average rate	1.19%	—	—	—	—	—	1.19%
Total	$3,583,337	$1,966,245	$1,824,667	$1,362,231	$2,264,171	$3,697,627	$14,698,278	$14,762,402
Average rate	4.03%	4.84%	4.61%	4.80%	4.37%	4.78%	4.52%

Fixed rate deposits (4)	$2,123,864	$796,654	$277,503	$195,809	$69,710	$26,816	$3,490,356	$3,532,653
Average rate	1.21%	1.94%	2.05%	2.46%	2.10%	2.17%	1.54%
Floating rate deposits (5)	4,652,737	644,089	447,638	354,691	257,718	90,476	6,447,349	6,447,349
Average rate	0.29%	0.18%	0.16%	0.14%	0.14%	0.23%	0.26%
Fixed rate borrowings (6)	129,225	5,955	5,886	151,032	236,470	490,693	1,019,261	976,005
Average rate	3.27%	2.93%	5.50%	4.57%	4.00%	5.29%	4.61%
Floating rate borrowings (7)	597,301	—	—	—	—	20,620	617,921	603,038
Average rate	0.13%	—	—	—	—	2.91%	0.22%
Total	$7,503,127	$1,446,698	$731,027	$701,532	$563,898	$628,605	$11,574,887	$11,559,045
Average rate	0.59%	1.16%	0.92%	1.74%	2.00%	4.35%	1.02%

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments. Excludes $15.4 million of overdraft deposit balances.

(2)	Line of credit amounts are based on historical cash flow assumptions, with an average life of approximately 5 years.

(3)
Amounts are based on contractual maturities; adjusted for expected prepayments on mortgage-backed securities and collateralized mortgage obligations and expected calls on agency and municipal securities. Excludes equity securities as such investments do not have maturity dates.

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

The preceding table and discussion addressed the liquidity implications of interest rate risk and focused on expected cash flows from financial instruments. Expected maturities, however, do not necessarily reflect the net interest impact of interest rate changes. Certain financial instruments, such as adjustable rate loans, have repricing periods that differ from expected cash flow periods.
Included within the $8.9 billion of floating rate loans above are $3.9 billion of loans, or 44.1% of the total, that float with the prime interest rate, $1.3 billion, or 14.4%, of loans which float with other interest rates, primarily the London Interbank Offered Rate (LIBOR), and $3.7 billion, or 41.5%, of adjustable rate loans. The $3.7 billion of adjustable rate loans include loans that are fixed rate instruments for a certain period of time, and then convert to floating rates.

The following table presents the percentage of adjustable rate loans, at December 31, 2011, stratified by the period until their next repricing:

Fixed Rate Term	Percent of Total Adjustable Rate Loans
One year	29.1%
Two years	26.9
Three years	16.2
Four years	13.2
Five years	10.8
Greater than five years	3.8
As of December 31, 2011, approximately $5.5 billion of loans had interest rate floors, with approximately $3.1 billion priced at their interest rate floor. Of this total, approximately $2.5 billion are scheduled to reprice during the next twelve months. The weighted average interest rate increase that would be necessary for these loans to begin repricing to higher rates was approximately 0.77%.
The Corporation uses three complementary methods to measure and manage interest rate risk. They are static gap analysis, simulation of earnings, and estimates of economic value of equity. Using these measurements in tandem provides a reasonably comprehensive summary of the magnitude of the Corporation's interest rate risk, level of risk as time evolves, and exposure to changes in interest rates.
Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into repricing periods. The sum of assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits having no contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans, mortgage-backed securities and collateralized mortgage obligations are based on expected cash flows which include the effects of expected prepayments as determined based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative six-month ratio of rate sensitive assets to rate sensitive liabilities (RSA/RSL) to a range of 0.85 to 1.15. As of December 31, 2011, the cumulative six-month ratio of RSA/RSL was 1.08.
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

Rate Shock	Annual change in net interest income	% Change
+300 bp	+ $58.0 million	+ 10.2%
+200 bp	+ $33.4 million	+ 5.9%
+100 bp	+ $10.1 million	+ 1.8%
–100 bp (1)	– $15.2 million	– 2.7%

(1)
Because certain current interest rates are at or below 1.00%, the 100 basis point downward shock assumes that certain corresponding interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis point downward shock.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point shock movement in interest rates. As of December 31, 2011, the Corporation was within economic value of equity policy limits for every 100 basis point shock movement in interest rates.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per-share data)

	December 31
	2011	2010
Assets
Cash and due from banks	$292,598	$198,954
Interest-bearing deposits with other banks	175,336	33,297
Loans held for sale	47,009	83,940
Investment securities:
Held to maturity (estimated fair value of $6,699 in 2011 and $7,818 in 2010)	6,669	7,751
Available for sale	2,673,298	2,853,733
Loans, net of unearned income	11,968,970	11,933,307
Less: Allowance for loan losses	(256,471)	(274,271)
Net Loans	11,712,499	11,659,036
Premises and equipment	212,274	208,016
Accrued interest receivable	51,098	53,841
Goodwill	536,005	535,518
Intangible assets	8,204	12,461
Other assets	655,518	628,707
Total Assets	$16,370,508	$16,275,254
Liabilities
Deposits:
Noninterest-bearing	$2,588,034	$2,194,988
Interest-bearing	9,937,705	10,193,593
Total Deposits	12,525,739	12,388,581
Short-term borrowings:
Federal funds purchased	253,470	267,844
Other short-term borrowings	343,563	406,233
Total Short-Term Borrowings	597,033	674,077
Accrued interest payable	25,686	33,333
Other liabilities	189,362	179,424
Federal Home Loan Bank advances and long-term debt	1,040,149	1,119,450
Total Liabilities	14,377,969	14,394,865
Shareholders’ Equity
Common stock, $2.50 par value, 600 million shares authorized, 216.2 million shares issued in 2011 and 215.4 million shares issued in 2010	540,386	538,492
Additional paid-in capital	1,423,727	1,420,127
Retained earnings	264,059	158,453
Accumulated other comprehensive income:
Unrealized gains on investment securities not other-than-temporarily impaired	27,054	22,354
Unrealized non-credit related losses on other-than-temporarily impaired debt securities	(1,011)	(2,355)
Unrecognized pension and postretirement plan costs	(15,134)	(4,414)
Unamortized effective portions of losses on forward-starting interest rate swaps	(2,954)	(3,090)
Accumulated other comprehensive income	7,955	12,495
Treasury stock, at cost,16.0 million shares outstanding in 2011 and 16.3 million shares in 2010	(243,588)	(249,178)
Total Shareholders’ Equity	1,992,539	1,880,389
Total Liabilities and Shareholders’ Equity	$16,370,508	$16,275,254

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per-share data)

	2011	2010	2009
Interest Income
Loans, including fees	$596,390	$629,410	$649,089
Investment securities:
Taxable	80,184	96,237	112,945
Tax-exempt	12,039	13,333	16,368
Dividends	2,769	2,800	2,479
Loans held for sale	1,958	3,088	5,390
Other interest income	358	505	196
Total Interest Income	693,698	745,373	786,467
Interest Expense
Deposits	83,083	122,359	180,826
Short-term borrowings	746	1,455	3,777
Long-term debt	49,709	62,813	80,910
Total Interest Expense	133,538	186,627	265,513
Net Interest Income	560,160	558,746	520,954
Provision for credit losses	135,000	160,000	190,020
Net Interest Income After Provision for Credit Losses	425,160	398,746	330,934
Other Income
Service charges on deposit accounts	58,078	58,592	60,450
Other service charges and fees	47,482	45,023	40,425
Investment management and trust services	36,483	34,173	32,076
Mortgage banking income	25,674	29,304	25,061
Other	15,449	14,527	14,844
Investment securities gains (losses), net:
Other-than-temporary impairment losses	(1,997)	(14,519)	(17,768)
Less: Portion of (gain) loss recognized in other comprehensive loss (before taxes)	(913)	568	4,367
Net other-than-temporary impairment losses	(2,910)	(13,951)	(13,401)
Net gains on sales of investment securities	7,471	14,652	14,480
Investment securities gains, net	4,561	701	1,079
Total Other Income	187,727	182,320	173,935
Other Expenses
Salaries and employee benefits	227,435	216,487	218,812
Net occupancy expense	44,003	43,533	42,040
FDIC insurance expense	14,480	19,715	26,579
Data processing	13,541	13,263	14,432
Equipment expense	12,870	11,692	12,820
Professional fees	12,159	11,523	9,099
Marketing	9,667	11,163	8,915
Other real estate owned and repossession expense	8,366	7,441	6,941
Telecommunications	8,119	8,543	8,608
Intangible amortization	4,257	5,240	5,747
Other	61,579	59,725	61,544
Total Other Expenses	416,476	408,325	415,537
Income Before Income Taxes	196,411	172,741	89,332
Income taxes	50,838	44,409	15,408
Net Income	145,573	128,332	73,924
Preferred stock dividends and discount accretion	—	(16,303)	(20,169)
Net Income Available to Common Shareholders	$145,573	$112,029	$53,755
Per Common Share:
Net Income (Basic)	$0.73	$0.59	$0.31
Net Income (Diluted)	0.73	0.59	0.31
Cash Dividends	0.20	0.12	0.12

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

		Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Shares Outstanding	Amount		Retained Earnings		Treasury Stock	Total
	(in thousands)
Balance at December 31, 2008	$368,944	175,044	$480,978	$1,260,947	$31,075	$(17,907)	$(264,390)	$1,859,647
Cumulative effect of FSP FAS 115-2 and FAS 124-2 adoption (net of $3.4 million tax effect)					6,298	(6,298)		—
Comprehensive Income:
Net Income					73,924			73,924
Other comprehensive income						31,663		31,663
Total comprehensive income								105,587
Stock issued, including related tax benefits		1,320	1,513	(4,998)			10,904	7,419
Stock-based compensation awards				1,781				1,781
Preferred stock discount accretion	1,346				(1,346)			—
Preferred stock cash dividends					(16,836)			(16,836)
Common stock cash dividends - $0.12 per share					(21,116)			(21,116)
Balance at December 31, 2009	$370,290	176,364	$482,491	$1,257,730	$71,999	$7,458	$(253,486)	$1,936,482
Comprehensive Income:
Net Income					128,332			128,332
Other comprehensive income						5,037		5,037
Total comprehensive income								133,369
Stock issued, including related tax benefits		22,686	56,001	171,201			4,308	231,510
Stock-based compensation awards				1,996				1,996
Redemption of preferred stock and repurchase of common stock warrant	(376,500)			(10,800)				(387,300)
Preferred stock discount accretion	6,210				(6,210)			—
Preferred stock cash dividends					(12,496)			(12,496)
Common stock cash dividends - $0.12 per share					(23,172)			(23,172)
Balance at December 31, 2010	$—	199,050	$538,492	$1,420,127	$158,453	$12,495	$(249,178)	$1,880,389
Comprehensive Income:
Net Income					145,573			145,573
Other comprehensive loss						(4,540)		(4,540)
Total comprehensive income								141,033
Stock issued, including related tax benefits		1,114	1,894	(649)			5,590	6,835
Stock-based compensation awards				4,249				4,249
Common stock cash dividends - $0.20 per share					(39,967)			(39,967)
Balance at December 31, 2011	$—	200,164	$540,386	$1,423,727	$264,059	$7,955	$(243,588)	$1,992,539

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$145,573	$128,332	$73,924
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	135,000	160,000	190,020
Depreciation and amortization of premises and equipment	21,081	20,477	20,601
Net amortization of investment security premiums	6,022	5,178	1,706
Deferred income tax expense (benefit)	4,378	5,544	(20,432)
Investment securities gains	(4,561)	(701)	(1,079)
Gains on sales of mortgage loans	(22,207)	(27,519)	(22,644)
Proceeds from sales of mortgage loans held for sale	1,228,668	1,588,489	2,154,779
Originations of mortgage loans held for sale	(1,160,516)	(1,559,526)	(2,121,679)
Amortization of intangible assets	4,257	5,240	5,747
Stock-based compensation	4,249	1,996	1,781
Decrease in accrued interest receivable	2,743	4,674	51
Decrease (increase) in other assets	32,084	(9,173)	(83,777)
Decrease in accrued interest payable	(7,647)	(13,263)	(7,082)
Decrease in other liabilities	(17,126)	(24,939)	(9,334)
Total adjustments	226,425	156,477	108,658
Net cash provided by operating activities	371,998	284,809	182,582
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	441,961	469,821	689,432
Proceeds from maturities of securities held to maturity	454	574	4,231
Proceeds from maturities of securities available for sale	667,171	774,403	789,301
Purchase of securities held to maturity	(29)	(215)	(3,528)
Purchase of securities available for sale	(984,286)	(954,700)	(2,002,888)
(Increase) decrease in short-term investments	(142,039)	(16,706)	5,119
Net increase in loans	(189,669)	(102,938)	(42,408)
Net purchases of premises and equipment	(25,339)	(24,290)	(22,147)
Net cash (used in) provided by investing activities	(231,776)	145,949	(582,888)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	753,176	974,566	1,330,250
Net (decrease) increase in time deposits	(616,018)	(683,899)	215,748
Decrease in short-term borrowings	(77,044)	(194,863)	(893,830)
Additions to long-term debt	25,000	47,900	—
Repayments of long-term debt	(104,610)	(469,223)	(247,024)
Redemption of preferred stock and common stock warrant	—	(387,300)	—
Net proceeds from issuance of common stock	6,835	231,510	7,419
Dividends paid	(33,917)	(35,003)	(58,913)
Net cash (used in) provided by financing activities	(46,578)	(516,312)	353,650
Net Increase (Decrease) in Cash and Due From Banks	93,644	(85,554)	(46,656)
Cash and Due From Banks at Beginning of Year	198,954	284,508	331,164
Cash and Due From Banks at End of Year	$292,598	$198,954	$284,508
Supplemental Disclosures of Cash Flow Information
Cash paid during period for:
Interest	$141,185	$199,890	$272,595
Income taxes	20,920	42,845	22,599

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business: Fulton Financial Corporation (Parent Company) is a multi-bank financial holding company which provides a full range of banking and financial services to businesses and consumers through its six wholly owned banking subsidiaries: Fulton Bank, N.A., Fulton Bank of New Jersey, The Columbia Bank, Lafayette Ambassador Bank, FNB Bank, N.A. and Swineford National Bank. In addition, the Parent Company owns the following non-bank subsidiaries: Fulton Reinsurance Company, LTD, Fulton Financial Realty Company, Central Pennsylvania Financial Corp., FFC Management, Inc., FFC Penn Square, Inc. and Fulton Insurance Services Group, Inc. Collectively, the Parent Company and its subsidiaries are referred to as the Corporation.
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
Fair Value Option: The Financial Accounting Standards Board’s Accounting Standards Codification (FASB ASC) Subtopic 825-10 permits entities to measure many financial instruments and certain other items at fair value and requires certain disclosures for items for which the fair value option is applied.
The Corporation has elected to record mortgage loans held for sale at fair value to more accurately reflect the results of its mortgage banking activities in its consolidated financial statements. Derivative financial instruments related to these activities are also recorded at fair value, as detailed under the heading “Derivative Financial Instruments” below. The Corporation determines fair value for its mortgage loans held for sale based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. Changes in fair value during the period are recorded as components of mortgage banking income on the consolidated statements of income. Interest income earned on mortgage loans held for sale is classified within interest income on the consolidated statements of income.

The following table presents a summary of the Corporation’s mortgage loans held for sale and the impact of the fair value election on the consolidated financial statements as of and for the years ended December 31, 2011 and 2010:

	Cost (1)	Fair Value	Balance Sheet Classification	Fair Value Gain (Loss)	Statements of Income Classification
	(in thousands)
December 31, 2011:
Mortgage loans held for sale	$45,324	$47,009	Loans held for sale	$2,349	Mortgage banking income
December 31, 2010:
Mortgage loans held for sale	84,604	83,940	Loans held for sale	(1,423)	Mortgage banking income

(1)	Cost basis of mortgage loans held for sale represents the unpaid principal balance.

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

Loan Origination Fees and Costs: Loan origination fees and the related direct origination costs are offset and the net amount is deferred and amortized over the life of the loan as an adjustment to interest income using the effective interest method. For mortgage loans sold, the net amount is included in gain or loss upon the sale of the related loan.
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
Maintaining an adequate allowance for credit losses is dependent upon various factors, including the ability to identify potential problem loans in a timely manner. For commercial loans, commercial mortgages and certain construction loans, an internal risk rating process, consisting of nine general classifications ranging from “excellent” to “loss,” is used. Risk ratings are initially assigned to loans by loan officers and are reviewed on a regular basis by loan review staff. Ratings change if the ongoing monitoring procedures or specific loan review activities identify a deterioration or an improvement in the loan. While assigning risk ratings involves judgment, the risk rating process allows management to identify riskier credits in a timely manner and to allocate resources to managing troubled accounts.
The risk rating process is not practical for residential mortgages, home equity loans, consumer loans, installment loans and lease receivables, mainly because these portfolios consist of a larger number of loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based on aggregate payment history, through the monitoring of delinquency levels and trends.
The Corporation’s established methodology for evaluating the adequacy of the allowance for credit losses considers both components of the allowance: 1) specific allowances allocated to loans evaluated for impairment under FASB ASC Section 310-10-35; and 2) allowances calculated for pools of loans evaluated for impairment under FASB ASC Subtopic 450-20.
A loan is considered to be impaired if the Corporation believes it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. Impaired loans with balances greater than $1.0 million are evaluated individually for impairment. Impaired loans with balances less than $1.0 million are pooled and measured for impairment collectively.
As of December 31, 2011 and 2010, substantially all of the Corporation’s impaired loans with balances greater than $1.0 million were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate, in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real property.
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

As of December 31, 2011 and 2010, approximately 78% and 52%, respectively, of impaired loans secured by real estate with principal balances greater than $1 million were measured at estimated fair value using certified third-party appraisals that had been updated within the preceding 12 months. The fair value of collateral is generally based on appraised values, discounted to arrive at expected sale prices, net of estimated selling costs.
Where updated certified appraisals are not obtained for loans evaluated for impairment under FASB ASC Section 310-10-35 that are secured by real estate, fair values are estimated based on one or more of the following:

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

For impaired loans with principal balances greater than $1 million secured by non-real estate collateral, such as accounts receivable or inventory, estimated fair values are determined based on borrower financial statements, inventory listings, accounts receivable agings or borrowing base certificates. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. Liquidation or collection discounts are applied to these assets based upon existing loan evaluation policies.
All loans not evaluated for impairment under FASB ASC Section 310-10-35 are evaluated for impairment under FASB ASC Subtopic 450-20, using a pooled loss evaluation approach. In general, these loans include residential mortgages, home equity loans, consumer loans, and lease receivables. Accruing commercial loans, commercial mortgages and construction loans are also evaluated for impairment under FASB ASC Subtopic 450-20.

The Corporation evaluates loans for impairment under FASB ASC Subtopic 450-20 through the following procedures:

•
The loans are segmented into pools with similar characteristics, such as general loan type, secured or unsecured and type of collateral. Commercial loans, commercial mortgages and certain construction loans are further segmented into separate pools based on internally assigned risk ratings. Residential mortgages, home equity loans, consumer loans, and lease receivables are further segmented into separate pools based on delinquency status.

•	A loss rate is calculated for each pool through a regression analysis based on historical losses as loans migrate through the various risk rating or delinquency categories.

•	The loss rate is adjusted to consider qualitative factors, such as economic conditions and trends.

•	The resulting adjusted loss rate is applied to the balance of the loans in the pool to arrive at the allowance allocation for the pool.
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
Effective April 1, 2011, the Corporation revised and enhanced its allowance for credit loss methodology. The significant revisions to the methodology were as follows:

•
Change in the identification of loans evaluated for impairment under FASB ASC Section 310-10-35 – The population of loans evaluated for impairment under FASB ASC Section 310-10-35 was revised to include only loans on non-accrual status and impaired troubled debt restructurings (Impaired TDRs). Impaired TDRs represent TDRs that were: (1)  modified via a change in the interest rate that, at the time of restructuring, was favorable in comparison to rates offered for loans with similar risk characteristics; or (2) 90 days or more past due according to their modified terms; or (3) modified in the current calendar year.

Under the prior methodology, loans evaluated for impairment under FASB ASC Section 310-10-35 included accruing and non-accrual commercial loans, commercial mortgages and construction loans with risk ratings of substandard or worse and Impaired TDRs.
As of April 1, 2011, the balance of loans evaluated for impairment under FASB ASC Section 310-10-35 decreased from $525.6 million under the prior methodology to $335.6 million under the new methodology. The allowance allocations for loans evaluated for impairment under FASB ASC Section 310-10-35 decreased from $106.0 million under the prior methodology to $88.0 million under the new methodology.

•
Quarterly evaluations of impaired loans – Due to the reduction in loans evaluated for impairment under FASB ASC Section 310-10-35 noted above, all loans evaluated for impairment under FASB ASC Section 310-10-35 are now measured for losses on a quarterly basis. Measurement may be on a more frequent basis if there is a significant change in the amount or timing of an impaired loan’s expected future cash flows, if actual cash flows are significantly different from the cash flows previously projected, or if the fair value of an impaired loan’s collateral significantly changes. In addition, the Corporation implemented a new appraisal policy which requires that impaired loans secured predominately by real estate have updated certified third-party appraisals, generally every 12 months.

Under the prior methodology, impaired loans were evaluated for impairment under FASB ASC Section 310-10-35 every 12 months or, if necessary, on a more frequent basis based on significant changes in expected future cash flows or significant changes in collateral values. For impaired loans secured predominately by real estate, decisions regarding whether an updated certified appraisal was necessary were made on a loan-by-loan basis.

•
Change in the determination of allocation needs on loans evaluated for impairment under FASB ASC Section 450-20– Under its new methodology, the Corporation revised and further disaggregated its pools of loans evaluated for impairment under FASB ASC Section 450-20. Similar to the prior methodology, pools are segmented by general loan types, and further segmented by collateral types, where appropriate. However, under the new methodology, pools are further disaggregated by internal credit risk ratings for commercial loans, commercial mortgages and certain construction loans and by delinquency status for residential mortgages, consumer loans and all other loan types.

Allowance allocations for each pool are determined through a regression analysis based on historical losses. The analysis computes loss rates based on a probability of default (PD) and a loss given default (LGD). While the previous methodology utilized the same historical loss period of four years, allowance allocations were computed based on weighted average charge-off rates as opposed to the use of a regression analysis, which computes PDs and LGDs based on historical losses as loans migrate through the various risk rating or delinquency categories.
Under both the current and previous methodologies, loss rates are adjusted to consider qualitative factors such as economic conditions and trends, among others. However, under its new methodology, the Corporation applies a more detailed analysis of qualitative factors that are formally assessed on a quarterly basis by a committee comprised of lending and credit administration personnel.
As of April 1, 2011, total allocations on $11.5 billion of loans evaluated for impairment under FASB ASC Section 450-20 under the new methodology were $182.2 million. In comparison, under the Corporation’s previous methodology, total allocations on $11.3 billion of loans evaluated for impairment under FASB ASC Section 450-20 were $164.2 million.
The Corporation’s conclusion as of March 31, 2011 that its total allowance for credit losses of $271.2 million was sufficient to cover losses inherent in the loan portfolio did not change as a result of implementing its new allowance for credit loss methodology. As noted above, the change in methodology expanded the number of loans evaluated for impairment under FASB ASC Section 450-20 and reduced the number of loans evaluated for impairment under FASB ASC Section 310-10-35. In addition, the change in methodology resulted in shifts in allocations by loan type. See Note D, "Loans and Allowance for Credit Losses," for additional details.
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
Troubled Debt Restructurings: Loans whose terms are modified are classified as troubled debt restructurings (TDRs) if the Corporation grants the borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a TDR typically involve a temporary deferral of scheduled loan payments, an extension of a loan’s stated maturity date or a reduction in the interest rate. Non-accrual TDRs can be restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. TDRs are evaluated for impairment under FASB ASC Section 310-10-35.
Effective July 1, 2011, the Corporation adopted the provisions of ASC Update 2011-02, "A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring." ASC Update 2011-02 provides additional guidance for when a creditor has granted a concession and whether a debtor is experiencing financial difficulty. This standards update was effective for the first interim or annual period beginning on or after June 15, 2011, and was applied retrospectively to January 1, 2011. The adoption of ASC Update 2011-02 did not impact the Corporation’s financial statements.
Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization is generally computed using the straight-line method over the estimated useful lives of the related assets, which are a maximum of 50 years for buildings and improvements, 8 years for furniture and 5 years for equipment. Leasehold improvements are amortized over the shorter of the useful life or the non-cancelable lease term. Interest costs incurred during the construction of major bank premises are capitalized.
Other Real Estate Owned: Assets acquired in settlement of mortgage loan indebtedness are recorded as other real estate owned

(OREO) and are included in other assets on the consolidated balance sheets, initially at the lower of the estimated fair value of the asset less estimated selling costs or the carrying amount of the loan. Costs to maintain the assets and subsequent gains and losses on sales are included in OREO and repossession expense on the consolidated statements of income.
Mortgage Servicing Rights: The estimated fair value of mortgage servicing rights (MSRs) related to loans sold and serviced by the Corporation is recorded as an asset upon the sale of such loans. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans.
MSRs are evaluated quarterly for impairment by comparing the carrying amount to estimated fair value, as determined through a discounted cash flow valuation. Significant inputs to the valuation include expected servicing income, net of expense, the discount rate and the expected lives of the underlying loans. To the extent the amortized cost of the MSRs exceeds their estimated fair value, a valuation allowance is established for such impairment, through a charge against servicing income, included as a component of mortgage banking income on the consolidated statements of income. If the Corporation determines, based on subsequent valuations, that impairment no longer exists, then the valuation allowance is reduced through an increase to servicing income.
Derivative Financial Instruments: In connection with its mortgage banking activities, the Corporation enters into commitments to originate certain fixed-rate residential mortgage loans for customers, also referred to as interest rate locks. In addition, the Corporation enters into forward commitments for future sales or purchases of mortgage-backed securities to or from third-party counterparties to hedge the effect of changes in interest rates on the values of both the interest rate locks and mortgage loans held for sale. Forward sales commitments may also be in the form of commitments to sell individual mortgage loans at a fixed price at a future date. Both the interest rate locks and the forward commitments are accounted for as derivatives and carried at fair value, determined as the amount that would be necessary to settle each derivative financial instrument at the balance sheet date. The amount necessary to settle each interest rate lock is based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. Gross derivative assets and liabilities are recorded within other assets and other liabilities, respectively, on the consolidated balance sheets, with changes in fair value during the period recorded within mortgage banking income on the consolidated statements of income. The other components of mortgage banking income include gains and losses on the sales of mortgage loans, fair value adjustments on mortgage loans held for sale and net servicing income.
During 2010, the Corporation recorded a $3.3 million increase in mortgage banking income resulting from the correction of its methodology for determining the fair values of its interest rate locks. Previously, the fair values of interest rate locks included only the value related to the change in interest rates between the date the rate was locked and the reporting date and excluded the value of the expected gain on sale as of the lock date. At December 31, 2011 and 2010, the fair values of interest rate locks represented the expected gains on sales had those locks been settled and sold as of the reporting date. This change in methodology did not result in a material difference in reported mortgage banking income in prior periods.
The following presents a comparison of mortgage banking income as reported on the consolidated statements of income to the amounts that would have been reported had this methodology been applied for all periods presented:

	2010	2009
	(in thousands)
Reported mortgage banking income	$29,304	$25,061
Pro-forma mortgage banking income	27,853	25,536
Difference	$1,451	$(475)

The following table presents a summary of the notional amounts and fair values of derivative financial instruments as of December 31:

	2011		2010
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers:
Positive fair values	$181,583	$3,888	$140,682	$777
Negative fair values	1,593	(10)	50,527	(760)
Net interest rate locks with customers		$3,878		$17
Forward Commitments:
Positive fair values	3,178	13	558,861	8,479
Negative fair values	173,208	(2,724)	—	—
Net forward commitments		(2,711)		8,479
Net derivative fair value asset		$1,167		$8,496

The following table presents a summary of the fair value gains and losses on derivative financial instruments:

	Fair Value Gains (Losses)
	2011	2010	2009	Statements of Income Classification
	(in thousands)
Interest rate locks with customers	$3,861	$428	$(836)	Mortgage banking income
Forward commitments	(11,190)	7,195	2,729	Mortgage banking income
Interest rate swaps	—	—	(18)	Other expense
Fair value (losses) gains on derivative financial instruments	$(7,329)	$7,623	$1,875

Income Taxes: The provision for income taxes is based upon income before income taxes, adjusted primarily for the effect of tax-exempt income, non-deductible expenses and credits received from investments in partnerships that generate such credits under various Federal programs (Tax Credit Investments). Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate. The deferred income tax provision or benefit is based on the changes in the deferred tax asset or liability from period to period.
The Corporation accounts for uncertain tax positions by applying a recognition threshold and measurement attribute for tax positions taken or expected to be taken on a tax return. Recognition and measurement of tax positions is based on management’s evaluations of relevant tax code and appropriate industry information about audit proceedings for comparable positions at other organizations. Virtually all of the Corporation’s unrecognized tax benefits are for positions that are taken on an annual basis on state tax returns. Increases to unrecognized tax benefits will occur as a result of accruing for the nonrecognition of the position for the current year. Decreases will occur as a result of the lapsing of the statute of limitations for the oldest outstanding year which includes the position.
Stock-Based Compensation: The Corporation grants equity awards to employees, consisting of stock options and restricted stock, under its 2004 Stock Option and Compensation Plan (Employee Option Plan). In addition, employees may purchase shares of the Corporation’s common stock under the Corporation’s Employee Stock Purchase Plan (ESPP).
Beginning in 2011, the Corporation also granted restricted stock to non-employee members of the board of directors under its 2011 Directors’ Equity Participation Plan (Directors’ Plan). Under the Directors’ Plan, the Corporation can grant equity awards to non-employee holding company and affiliate directors in the form of stock options, restricted stock or common stock.
Compensation expense is equal to the fair value of the stock-based compensation awards, net of estimated forfeitures, and is recognized over the vesting period of such awards. The vesting period represents the period during which employees are required to provide service in exchange for such awards.
Net Income Per Common Share: The Corporation’s basic net income per common share is calculated as net income available to common shareholders divided by the weighted average number of common shares outstanding. Net income available to common shareholders is calculated as net income less accrued dividends and discount accretion related to preferred stock.
For diluted net income per common share, net income available to common shareholders is divided by the weighted average number of common shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation’s common stock equivalents consist of outstanding stock options, restricted stock and common stock warrants. As of December 31, 2011 and 2010, there were no outstanding common stock warrants.
A reconciliation of weighted average common shares outstanding used to calculate basic net income per common share and diluted net income per common share follows.

	2011	2010	2009
	(in thousands)
Weighted average common shares outstanding (basic)	198,912	190,860	175,662
Impact of common stock equivalents	746	537	281
Weighted average common shares outstanding (diluted)	199,658	191,397	175,943

In 2011 and 2010, 5.2 million and 5.5 million stock options, respectively, were excluded from the diluted earnings per share computation as their effect would have been anti-dilutive. In 2009, 6.3 million stock options and a common stock warrant for 5.5 million shares were excluded from the diluted earnings per share computation as their effect would have been anti-dilutive.
Disclosures about Segments of an Enterprise and Related Information: The Corporation does not have any operating segments which require disclosure of additional information. While the Corporation owns six separate banks, each engages in similar activities, provides similar products and services, and operates in the same general geographical area. The Corporation’s non-banking activities are immaterial and, therefore, separate information has not been disclosed.
Financial Guarantees: Financial guarantees, which consist primarily of standby and commercial letters of credit, are accounted for by recognizing a liability equal to the fair value of the guarantees and crediting the liability to income over the term of the guarantee. Fair value is estimated based on the fees currently charged to enter into similar agreements with similar terms.
Business Combinations and Intangible Assets: The Corporation accounts for its acquisitions using the purchase accounting method. Purchase accounting requires that all assets acquired and liabilities assumed, including certain intangible assets that must be recognized, be recorded at their estimated fair values. Any purchase price exceeding the fair value of net assets acquired is recorded as goodwill.
Goodwill is not amortized to expense, but is tested for impairment at least annually. Write-downs of the balance, if necessary as a result of the impairment test, are charged to expense in the period in which goodwill is determined to be impaired. The Corporation performs its annual test of goodwill impairment as of October 31st of each year. If certain events occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur. Based on the results of its annual impairment test, the Corporation concluded that there was no impairment in 2011, 2010 or 2009. See Note F, “Goodwill and Intangible Assets” for additional details.

Intangible assets are amortized over their estimated lives. Some intangible assets have indefinite lives and are, therefore, not amortized. All intangible assets must be evaluated for impairment if certain events occur. Any impairment write-downs are recognized as expense on the consolidated statements of income.
Variable Interest Entities: FASB ASC Topic 810 provides guidance on when to consolidate certain Variable Interest Entities(VIE’s) in the financial statements of the Corporation. VIE’s are entities in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance activities without additional financial support from other parties. VIEs are assessed for consolidation under ASC Topic 810 when the Corporation holds variable interests in these entities. The Corporation consolidates VIEs when it is deemed to be the primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has the power to make decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE.
The Parent Company owns all of the common stock of five subsidiary trusts, which have issued securities (Trust Preferred Securities) in conjunction with the Parent Company issuing junior subordinated deferrable interest debentures to the trusts. The terms of the junior subordinated deferrable interest debentures are the same as the terms of the Trust Preferred Securities. The Parent Company’s

obligations under the debentures constitute a full and unconditional guarantee by the Parent Company of the obligations of the trusts. The provisions of FASB ASC Topic 810 related to subsidiary trusts, as interpreted by the SEC, disallow consolidation of subsidiary trusts in the financial statements of the Corporation. As a result, Trust Preferred Securities are not included on the Corporation’s consolidated balance sheets. The junior subordinated debentures issued by the Parent Company to the subsidiary trusts, which have the same total balance and rate as the combined equity securities and trust preferred securities issued by the Subsidiary Trusts, remain in long-term debt. See Note I, “Short-Term Borrowings and Long-Term Debt” for additional information.
The Corporation has made certain Tax Credit Investments under various Federal programs that promote investment in low and moderate income housing and local economic development. Tax Credit Investments are amortized under the effective yield method over the life of the Federal income tax credits generated as a result of such investments, generally six to ten years. As of December 31, 2011 and 2010, the Corporation’s Tax Credit Investments, included in other assets on the consolidated balance sheets, totaled $118.4 million and $101.7 million, respectively. The net income tax benefit associated with these investments was $8.5 million, $5.7 million and $4.7 million in 2011, 2010 and 2009, respectively. None of the Corporation’s Tax Credit Investments were consolidated based on FASB ASC Topic 810 as of December 31, 2011 or 2010.
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
In January 2010, the FASB issued ASC Update No. 2010-06, “Improving Disclosures About Fair Value Measurements.” The final provision of ASC Update 2010-06, which requires companies to reconcile changes in Level 3 assets and liabilities by separately providing information about Level 3 purchases, sales, issuances and settlements on a gross basis, was effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, or March 31, 2011 for the Corporation. The adoption of this provision did not impact the Corporation’s fair value measurement disclosures.
See Note P, “Fair Value Measurements” for additional details.

New Accounting Standards: In May 2011, the FASB issued ASC Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASC Update 2011-04 amends fair value measurement and disclosure requirements in U.S. GAAP for the purpose of improving the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (IFRS). Among the amendments in ASC Update 2011-04 are expanded disclosure requirements that require companies to quantitatively disclose inputs used in Level 3 fair value measurements and to disclose the sensitivity of fair value measurement to changes in unobservable inputs. This standards update is effective for the first interim or annual period beginning on or after December 15, 2011. For the Corporation, this standards update is effective in connection with its March 31, 2012 interim filing on Form 10-Q. The adoption of ASC Update 2011-04 is not expected to materially impact the Corporation’s financial statements.
In June 2011, the FASB issued ASC Update 2011-05, “Presentation of Other Comprehensive Income.” ASC Update 2011-05 requires companies to present total comprehensive income, consisting of net income and other comprehensive income, in either one continuous statement of comprehensive income or in two separate but consecutive statements. Presently, the Corporation reports total comprehensive income within its consolidated statement of shareholders’ equity and comprehensive income (loss). For publicly traded entities, this standards update is effective for fiscal years beginning after December 15, 2011. For the Corporation, this standards update is effective in connection with its March 31, 2012 interim filing on Form 10-Q.
In December 2011, the FASB issued ASC Update 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." ASC Update 2011-12 defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income under ASC Update 2011-05. This deferral is temporary until the FASB reconsiders the operational concerns and needs of financial statement users.

In September 2011, the FASB issued ASC Update 2011-08, "Testing for Goodwill Impairment." ASC Update 2011-08 simplifies testing for goodwill impairment by permitting entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is greater than its carrying value. If an entity can qualitatively demonstrate that a reporting unit's fair value is more likely than not greater than its carrying value, then it would not be required to perform the quantitative two-step goodwill impairment test. This standards update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASC Update 2011-08 is not expected to materially impact the Corporation’s financial statements.
Reclassifications: Certain amounts in the 2010 and 2009 consolidated financial statements and notes have been reclassified to conform to the 2011 presentation.

NOTE B – RESTRICTIONS ON CASH AND DUE FROM BANKS
The Corporation’s subsidiary banks are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against their deposit liabilities. The amounts of such reserves as of December 31, 2011 and 2010 were $120.8 million and $112.8 million, respectively.

NOTE C – INVESTMENT SECURITIES
The following tables present the amortized cost and estimated fair values of investment securities as of December 31:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
2011 Held to Maturity
U.S. Government sponsored agency securities	$5,987	$—	$(14)	$5,973
State and municipal securities	179	—	—	179
Mortgage-backed securities	503	44	—	547
	$6,669	$44	$(14)	$6,699
2011 Available for Sale
Equity securities	$117,486	$2,383	$(2,819)	$117,050
U.S. Government securities	334	—	—	334
U.S. Government sponsored agency securities	3,987	87	(1)	4,073
State and municipal securities	306,186	15,832	—	322,018
Corporate debt securities	132,855	4,979	(14,528)	123,306
Collateralized mortgage obligations	982,851	19,186	(828)	1,001,209
Mortgage-backed securities	848,675	31,837	(415)	880,097
Auction rate securities	240,852	120	(15,761)	225,211
	$2,633,226	$74,424	$(34,352)	$2,673,298
2010 Held to Maturity
U.S. Government sponsored agency securities	$6,339	$—	$(1)	$6,338
State and municipal securities	346	—	—	346
Mortgage-backed securities	1,066	68	—	1,134
	$7,751	$68	$(1)	$7,818
2010 Available for Sale
Equity securities	$133,570	$3,872	$(974)	$136,468
U.S. Government securities	1,649	—	—	1,649
U.S. Government sponsored agency securities	4,888	172	(2)	5,058
State and municipal securities	345,053	6,003	(1,493)	349,563
Corporate debt securities	137,101	3,808	(16,123)	124,786
Collateralized mortgage obligations	1,085,613	23,457	(5,012)	1,104,058
Mortgage-backed securities	843,446	31,080	(3,054)	871,472
Auction rate securities	271,645	892	(11,858)	260,679
	$2,822,965	$69,284	$(38,516)	$2,853,733

Securities carried at $1.8 billion as of December 31, 2011 and $1.9 billion as of December 31, 2010 were pledged as collateral to secure public and trust deposits and customer repurchase agreements. Available for sale equity securities include restricted investment securities issued by the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank totaling $82.5 million and $96.4 million as of December 31, 2011 and 2010, respectively.

The amortized cost and estimated fair value of debt securities as of December 31, 2011, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$179	$179	$67,451	$67,802
Due from one year to five years	5,987	5,973	30,828	32,103
Due from five years to ten years	—	—	144,777	154,185
Due after ten years	—	—	441,158	420,852
	6,166	6,152	684,214	674,942
Collateralized mortgage obligations	—	—	982,851	1,001,209
Mortgage-backed securities	503	547	848,675	880,097
	$6,669	$6,699	$2,515,740	$2,556,248
The following table presents information related to gains and losses on the sales of equity and debt securities, and losses recognized for other-than-temporary impairment of investments:

	Gross Realized Gains	Gross Realized Losses	Other- than- temporary Impairment Losses	Net Gains (Losses)
	(in thousands)
2011:
Equity securities	$835	$—	$(1,212)	$(377)
Debt securities	6,655	(19)	(1,698)	4,938
Total	$7,490	$(19)	$(2,910)	$4,561
2010:
Equity securities	$2,424	$(706)	$(1,982)	$(264)
Debt securities	13,005	(71)	(11,969)	965
Total	$15,429	$(777)	$(13,951)	$701
2009:
Equity securities	$666	$(689)	$(3,931)	$(3,954)
Debt securities	14,632	(129)	(9,470)	5,033
Total	$15,298	$(818)	$(13,401)	$1,079

The following table presents a summary of other-than-temporary impairment charges recorded as components of investment securities gains on the consolidated statements of income, by investment security type:

	2011	2010	2009
	(in thousands)
Financial institution stocks	$1,212	$1,982	$3,825
Mutual funds	—	—	106
Total equity securities charges	1,212	1,982	3,931
Pooled trust preferred securities	1,406	11,969	9,470
Auction rate securities	292	—	—
Total debt securities charges	1,698	11,969	9,470
Total other-than-temporary impairment charges	$2,910	$13,951	$13,401

The $1.2 million other-than-temporary impairment charge related to financial institutions stocks in 2011 was due to the severity and duration of the declines in fair values of certain bank stock holdings, in conjunction with management’s evaluation of the near-term prospects of each specific issuer. As of December 31, 2011, after other-than-temporary impairment charges, the financial institution stock portfolio had an adjusted cost basis of $28.3 million and a fair value of $27.9 million.
The credit related other-than-temporary impairment charges for debt securities during 2011 included $1.4 million for investments in pooled trust preferred securities issued by financial institutions and $292,000 for investments in student loan auction rate securities, also known as auction rate certificates (ARCs). The credit related other-than-temporary impairment charges for debt securities were determined based on expected cash flows models.
The following table presents a summary of the cumulative credit related other-than-temporary impairment charges, recognized as components of earnings, for debt securities still held by the Corporation at December 31:

	2011	2010
	(in thousands)
Balance of cumulative credit losses on debt securities, beginning of year	$(27,560)	$(15,612)
Additions for credit losses recorded which were not previously recognized as components of earnings	(1,698)	(11,969)
Reductions for securities sold	6,400	—
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	77	21
Balance of cumulative credit losses on debt securities, end of year	$(22,781)	$(27,560)

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2011:

	Less Than 12 months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
U.S. Government sponsored agency securities	$208	$(1)	$5,373	$(14)	$5,581	$(15)
Corporate debt securities	14,256	(757)	41,704	(13,771)	55,960	(14,528)
Collateralized mortgage obligations	179,484	(828)	—	—	179,484	(828)
Mortgage-backed securities	107,468	(415)	—	—	107,468	(415)
Auction rate securities	13,794	(403)	197,235	(15,358)	211,029	(15,761)
Total debt securities	315,210	(2,404)	244,312	(29,143)	559,522	(31,547)
Equity securities	13,181	(2,440)	1,393	(379)	14,574	(2,819)
	$328,391	$(4,844)	$245,705	$(29,522)	$574,096	$(34,366)

The Corporation’s mortgage-backed securities and collateralized mortgage obligations have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the decline in market value of these securities is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation does not consider those investments to be other-than-temporarily impaired as of December 31, 2011.
The unrealized holding losses on ARCs are attributable to liquidity issues resulting from the failure of periodic auctions. Fulton Financial Advisors (FFA), the investment management and trust division of the Corporation’s Fulton Bank, N.A. subsidiary, held ARCs for some of its customers’ accounts. FFA had previously purchased ARCs for customers as short-term investments with fair values that could be derived based on periodic auctions under normal market conditions. During 2008 and 2009, the Corporation purchased ARCs from customers due to the failure of these periodic auctions, which made these previously short-term investments illiquid.
During the year ended December 31, 2011, the Corporation recorded $292,000 of other-than-temporary impairment charges for two individual ARCs based on an expected cash flow model. As of December 31, 2011, after other-than-temporary impairment charges, the two other-than-temporarily impaired ARCs had a cost basis of $1.6 million and a fair value of $1.1 million. These other-than-temporarily impaired ARCs have principal payments supported by non-guaranteed private student loans, as opposed to federally guaranteed student loans. In addition, the student loans underlying these other-than-temporarily impaired ARCs had actual defaults of approximately 18%, resulting in an erosion of parity levels, or the ratio of total underlying ARC collateral to total bond values, to approximately 83% as of December 31, 2011.
As of December 31, 2011, approximately $177 million, or 79%, of the ARCs were rated above investment grade, with approximately $135 million, or 60%, AAA rated. Approximately $48 million, or 21%, of ARCs were either not rated or rated below investment grade by at least one ratings agency. Of this amount, approximately $28 million, or 59%, of the loans underlying these ARCs have principal payments which are guaranteed by the federal government. In total, approximately $202 million, or 90%, of the loans underlying the ARCs have principal payments which are guaranteed by the federal government. At December 31, 2011, all ARCs were current and making scheduled interest payments. Because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation does not consider these investments to be other-than-temporarily impaired as of December 31, 2011.
As noted above, for its investments in stocks of financial institutions, management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider those investments with unrealized holding losses as of December 31, 2011 to be other-than-temporarily impaired.
The majority of the Corporation’s available for sale corporate debt securities are issued by financial institutions. The following table presents the amortized cost and estimated fair values of corporate debt securities as of December 31:

	2011		2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Single-issuer trust preferred securities	$83,899	$74,365	$91,257	$81,789
Subordinated debt	40,184	41,296	34,995	35,915
Pooled trust preferred securities	6,236	5,109	8,295	4,528
Corporate debt securities issued by financial institutions	130,319	120,770	134,547	122,232
Other corporate debt securities	2,536	2,536	2,554	2,554
Available for sale corporate debt securities	$132,855	$123,306	$137,101	$124,786

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $9.5 million as of December 31, 2011. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities in 2011, 2010 or 2009. The Corporation held 12 single-issuer trust preferred securities that were rated below investment grade by at least one ratings agency, with an amortized cost of $41.1 million and an estimated fair value of $38.7 million as of December 31, 2011. The majority of the single-issuer trust preferred securities rated below investment grade were rated BB or Ba. Single-issuer trust preferred securities with an amortized cost of $8.3 million and an estimated fair value of $6.5 million as of December 31, 2011 were not rated by any ratings agency.
The Corporation held ten pooled trust preferred securities as of December 31, 2011. Nine of these securities, with an amortized cost of $5.8 million and an estimated fair value of $4.7 million, were rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. For each of the nine pooled trust preferred securities rated below investment grade, the class of securities held by the Corporation was below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool. The Corporation determines the fair value of pooled trust preferred securities based on quotes provided by third-party brokers.

The amortized cost of pooled trust preferred securities is the purchase price of the securities, net of cumulative credit related other-than-temporary impairment charges, determined using an expected cash flow model. The most significant input to the expected cash flow model is the expected payment deferral rate for each pooled trust preferred security. The Corporation evaluates the financial metrics, such as capital ratios and non-performing asset ratios, of the individual financial institution issuers that comprise each pooled trust preferred security to estimate its expected deferral rate. The actual weighted average cumulative defaults and deferrals as a percentage of original collateral were approximately 38% as of December 31, 2011. The discounted cash flow modeling for pooled trust preferred securities held by the Corporation as of December 31, 2011 assumed, on average, an additional 17% expected deferral rate.
Based on management's evaluations, corporate debt securities with a fair value of $123.3 million were not subject to any additional other-than-temporary impairment charges as of December 31, 2011. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be maturity.

NOTE D – LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans, net of unearned income
Loans, net of unearned income are summarized as follows as of December 31:

	2011	2010
	(in thousands)
Real estate – commercial mortgage	$4,602,596	$4,375,980
Commercial – industrial, financial and agricultural	3,639,368	3,704,384
Real estate – home equity	1,624,562	1,641,777
Real estate – residential mortgage	1,097,192	995,990
Real estate – construction	615,445	801,185
Consumer	318,101	350,161
Leasing and other	63,254	61,017
Overdrafts	15,446	10,011
Loans, gross of unearned income	11,975,964	11,940,505
Unearned income	(6,994)	(7,198)
Loans, net of unearned income	$11,968,970	$11,933,307

The Corporation has extended credit to the officers and directors of the Corporation and to their associates. These related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans, including unadvanced commitments, was $167.4 million and $201.1 million as of December 31, 2011 and 2010, respectively. During 2011, additions totaled $29.5 million and repayments totaled $63.2 million.
The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $3.9 billion and $3.4 billion as of December 31, 2011 and 2010, respectively.
Allowance for Credit Losses
Effective December 31, 2010, the Corporation adopted the provisions of FASB ASC Update 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses," for period end disclosures related to the credit quality of loans. In 2011, the Corporation adopted certain additional disclosures requirements of ASC Update 2010-20 related to credit quality activity during a reporting period.
The development of the Corporation’s allowance for credit losses is based first on a segmentation of its loan portfolio by general loan type, or "portfolio segments," as presented in the preceding table labeled "Loans, Net of Unearned Income." Certain portfolio segments are further disaggregated and evaluated for impairment based on “class segments,” which are largely based on the type of collateral underlying each loan. For commercial loans, class segments include loans secured by collateral and unsecured loans. Construction loan class segments include loans secured by commercial real estate and loans secured by residential real estate. Consumer loan class segments are based on collateral types and include direct consumer installment loans and indirect automobile loans.
The following table presents the components of the allowance for credit losses as of December 31:

	2011	2010	2009
	(in thousands)
Allowance for loan losses	$256,471	$274,271	$256,698
Reserve for unfunded lending commitments	1,706	1,227	855
Allowance for credit losses	$258,177	$275,498	$257,553

The following table presents the activity in the allowance for credit losses for the years ended December 31:

	2011	2010	2009
	(in thousands)
Balance at beginning of year	$275,498	$257,553	$180,137
Loans charged off	(161,333)	(151,425)	(119,074)
Recoveries of loans previously charged off	9,012	9,370	6,470
Net loans charged off	(152,321)	(142,055)	(112,604)
Provision for credit losses	135,000	160,000	190,020
Balance at end of year	$258,177	$275,498	$257,553

The following table presents activity in the allowance for loan losses, by portfolio segment for the year ended December 31, 2011 and loans, net of unearned income and their related allowance for loan losses, by portfolio segment, as of December 31, 2011:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and overdrafts	Unallocated (1)	Total
	(in thousands)
Balance at January 1, 2011	$40,831	$101,436	$6,454	$17,425	$58,117	$4,669	$3,840	$41,499	$274,271
Loans charged off	(26,032)	(52,301)	(6,397)	(32,533)	(38,613)	(3,289)	(2,168)	—	(161,333)
Recoveries of loans previously charged off	1,967	2,521	63	325	1,746	1,368	1,022	—	9,012
Net loans charged off	(24,065)	(49,780)	(6,334)	(32,208)	(36,867)	(1,921)	(1,146)	—	(152,321)
Provision for loan losses (2)	45,463	36,628	9,031	29,873	33,587	2,411	647	(23,119)	134,521
Impact of change in allowance methodology	22,883	(13,388)	3,690	7,896	(24,771)	(3,076)	(944)	7,710	—
Provision for loan losses, including impact of change in allowance methodology	68,346	23,240	12,721	37,769	8,816	(665)	(297)	(15,409)	134,521
Balance at December 31, 2011	$85,112	$74,896	$12,841	$22,986	$30,066	$2,083	$2,397	$26,090	$256,471

Allowance for loan losses at December 31, 2011:
Evaluated for impairment under FASB ASC Subtopic 450-20	$49,052	$46,471	$9,765	$6,691	$17,610	$1,855	$2,360	$26,090	$159,894
Evaluated for impairment under FASB ASC Section 310-10-35	36,060	28,425	3,076	16,295	12,456	228	37	N/A	96,577
	$85,112	$74,896	$12,841	$22,986	$30,066	$2,083	$2,397	$26,090	$256,471

Loans, net of unearned income at December 31, 2011:
Evaluated for impairment under FASB ASC Subtopic 450-20	$4,476,262	$3,560,487	$1,619,069	$1,057,274	$553,106	$317,733	$71,650	N/A	$11,655,581
Evaluated for impairment under FASB ASC Section 310-10-35	126,334	78,881	5,493	39,918	62,339	368	56	N/A	313,389
	$4,602,596	$3,639,368	$1,624,562	$1,097,192	$615,445	$318,101	$71,706	N/A	$11,968,970

Allowance for loan losses at December 31, 2010:
Evaluated for impairment under FASB ASC Subtopic 450-20	$22,836	$32,323	$6,454	$11,475	$35,247	$4,669	$3,840	$41,499	$158,343
Evaluated for impairment under FASB ASC Section 310-10-35	17,995	69,113	—	5,950	22,870	—	—	N/A	115,928
	$40,831	$101,436	$6,454	$17,425	$58,117	$4,669	$3,840	$41,499	$274,271

Loans, net of unearned income at December 31, 2010:
Evaluated for impairment under FASB ASC Subtopic 450-20	$4,217,660	$3,469,775	$1,641,777	$956,260	$660,238	$350,161	$63,830	N/A	$11,359,701
Evaluated for impairment under FASB ASC Section 310-10-35	158,320	234,609	—	39,730	140,947	—	—	N/A	573,606
	$4,375,980	$3,704,384	$1,641,777	$995,990	$801,185	$350,161	$63,830	N/A	$11,933,307

(1)
The Corporation’s unallocated allowance, which was approximately 10% and 15% as of December 31, 2011 and December 31, 2010, respectively, was reasonable and appropriate as the estimates used in the allocation process are inherently imprecise.

(2)
Provision for loan losses is net of a $479,000 decrease in provision applied to unfunded commitments for the year ended December 31, 2011. The total provision for credit losses, comprised of allocations for both funded and unfunded loans, was $135.0 million for the year ended December 31, 2011.

N/A – Not applicable.

In December 2011, the Corporation sold $34.7 million of non-performing residential mortgages and $152,000 of non-performing home equity loans to an investor. Below is a summary of the transaction (in thousands):

Recorded investment in loans sold	$34,810
Proceeds from sale, net of selling expenses	17,420
Total charge-off	$(17,390)

Existing allocation for credit losses on sold loans	$(12,360)

Impaired Loans

The following table presents total impaired loans by class segment as of December 31:

				Year ended
	2011			December 31, 2011		2010
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized (1)	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$54,445	$46,768	N/A	$44,486	$647	$68,583	$54,251	N/A
Commercial - secured	35,529	28,440	N/A	30,829	182	38,366	27,745	N/A
Commercial - unsecured	—	—	N/A	177	3	710	587	N/A
Real estate - home equity	199	199	N/A	80	—	—	—	N/A
Real estate - residential mortgage	—	—	N/A	4,242	43	21,598	21,212	N/A
Construction - commercial residential	62,822	31,233	N/A	24,770	195	69,624	32,354	N/A
Construction - commercial	3,604	3,298	N/A	2,989	22	5,637	2,125	N/A
	156,599	109,938		107,573	1,092	204,518	138,274
With a related allowance recorded:
Real estate - commercial mortgage	100,529	79,566	36,060	79,831	1,270	111,190	104,069	17,995
Commercial - secured	61,970	47,652	26,248	78,380	1,231	202,824	197,674	64,922
Commercial - unsecured	3,139	2,789	2,177	3,864	34	8,681	8,603	4,191
Real estate - home equity	5,294	5,294	3,076	1,952	—	—	—	—
Real estate - residential mortgage	39,918	39,918	16,295	53,610	1,458	18,518	18,518	5,950
Construction - commercial residential	41,176	25,632	11,287	47,529	457	110,465	103,826	22,155
Construction - commercial	3,221	1,049	506	1,090	17	2,642	2,642	715
Construction - other	1,127	1,127	663	1,100	1	—	—	—
Consumer - direct	368	368	228	189	2	—	—	—
Leasing and other and overdrafts	56	56	37	59	—	—	—	—
	256,798	203,451	96,577	267,604	4,470	454,320	435,332	115,928
Total	$413,397	$313,389	$96,577	$375,177	$5,562	$658,838	$573,606	$115,928

(1)	Effective April 1, 2011, all impaired loans, excluding certain accruing TDRs, were non-accrual loans.
N/A – Not applicable.

The average recorded investment in impaired loans during 2010 and 2009 was approximately $772.3 million and $607.7 million, respectively.
The Corporation generally applies all payments received on non-accruing impaired loans to principal until such time as the principal is paid off, after which time any additional payments received are recognized as interest income. The Corporation recognized interest income of approximately $27.4 million and $26.5 million on impaired loans in 2010 and 2009, respectively.

Credit Quality Indicators and Non-performing Assets
The following table presents internal risk ratings for commercial loans, commercial mortgages and certain construction loans, by class segment:

	Pass		Special Mention		Substandard or Lower		Total
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(dollars in thousands)
Real estate - commercial mortgage	$4,099,103	$3,776,714	$160,935	$306,926	$342,558	$292,340	$4,602,596	$4,375,980
Commercial - secured	2,977,957	2,903,184	166,588	244,927	249,014	323,187	3,393,559	3,471,298
Commercial -unsecured	230,962	211,298	6,066	14,177	8,781	7,611	245,809	233,086
Total commercial - industrial, financial and agricultural	3,208,919	3,114,482	172,654	259,104	257,795	330,798	3,639,368	3,704,384
Construction - commercial residential	175,706	251,159	50,854	84,774	126,378	156,966	352,938	492,899
Construction - commercial	186,049	222,357	7,022	10,221	16,309	11,859	209,380	244,437
Total real estate - construction (excluding Construction - other)	361,755	473,516	57,876	94,995	142,687	168,825	562,318	737,336
Total	$7,669,777	$7,364,712	$391,465	$661,025	$743,040	$791,963	$8,804,282	$8,817,700

% of Total	87.1%	83.5%	4.5%	7.5%	8.4%	9.0%	100.0%	100.0%

The following table presents a summary of delinquency status for home equity, residential mortgage, consumer, leasing and other and certain construction loans by class segment:

	Performing		Delinquent (1)		Non-performing (2)		Total
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(dollars in thousands)
Real estate - home equity	$1,601,722	$1,619,684	$11,633	$11,905	$11,207	$10,188	$1,624,562	$1,641,777
Real estate - residential mortgage	1,043,733	909,247	37,123	36,331	16,336	50,412	1,097,192	995,990
Real estate - construction - other	49,593	60,956	2,341	—	1,193	2,893	53,127	63,849
Consumer - direct	34,263	45,942	657	935	518	212	35,438	47,089
Consumer - indirect	151,112	166,531	2,437	2,275	183	290	153,732	169,096
Consumer - other	122,894	129,911	3,354	2,413	2,683	1,652	128,931	133,976
Total consumer	308,269	342,384	6,448	5,623	3,384	2,154	318,101	350,161
Leasing and other and overdrafts	70,550	63,087	1,049	516	107	227	71,706	63,830
Total	$3,073,867	$2,995,358	$58,594	$54,375	$32,227	$65,874	$3,164,688	$3,115,607

% of Total	97.1%	96.2%	1.9%	1.7%	1.0%	2.1%	100.0%	100.0%

(1)Includes all accruing loans 30 days to 89 days past due.
(2)Includes all accruing loans 90 days or more past due and all non-accrual loans.
The following table presents non-performing assets as of December 31:

	2011	2010
	(in thousands)
Non-accrual loans	$257,761	$280,688
Accruing loans greater than 90 days past due	28,767	48,084
Total non-performing loans	286,528	328,772
Other real estate owned	30,803	32,959
Total non-performing assets	$317,331	$361,731

The following table presents loans whose terms were modified under TDRs as of December 31:

	2011	2010
	(in thousands)
Real estate – residential mortgage	$32,331	$37,826
Real estate – commercial mortgage	22,425	18,778
Real estate – construction	7,645	5,440
Commercial – industrial, financial and agricultural	3,581	5,502
Consumer	193	263
Total accruingTDRs	66,175	67,809
Non-accrual TDRs (1)	32,587	51,175
Total TDRs	$98,762	$118,984

(1)Included within non-accrual loans in the preceding table.

As of December 31, 2011 and 2010, there were $1.7 million and $1.6 million, respectively, of commitments to lend additional funds to borrowers whose loans were modified under TDRs.

The following table presents loans modified as TDRs during the year ended December 31, 2011 and classified as TDRs as of December 31, 2011, by class segment:

	Number of Loans	Recorded Investment
	(dollars in thousands)
Real estate - commercial mortgage	20	$18,821
Construction - commercial residential	4	8,991
Real estate - residential mortgage	17	3,912
Commercial - secured	11	3,150
Commercial - unsecured	1	132
	53	$35,006

The following table presents loans modified during 2011, and classified as TDRs as of December 31, 2011, which had a payment default during the year ended December 31, 2011 , by class segment:

	Number of Loans	Recorded Investment
	(dollars in thousands)
Real estate - commercial mortgage	12	$12,045
Construction - commercial residential	2	5,803
Real estate - residential mortgage	10	2,032
Commercial - secured	3	133
	27	$20,013

The following table presents past due status and non-accrual loans by portfolio segment and class segment:

	December 31, 2011
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$11,167	$14,437	$4,394	$109,412	$113,806	$139,410	$4,463,186	$4,602,596
Commercial - secured	9,284	4,498	4,831	73,048	77,879	91,661	3,301,899	3,393,560
Commercial - unsecured	671	515	409	2,656	3,065	4,251	241,557	245,808
Total Commercial - industrial, financial and agricultural	9,955	5,013	5,240	75,704	80,944	95,912	3,543,456	3,639,368
Real estate - home equity	7,439	4,194	5,714	5,493	11,207	22,840	1,601,722	1,624,562
Real estate - residential mortgage	23,877	13,246	8,502	7,834	16,336	53,459	1,043,733	1,097,192
Construction - commercial residential	2,372	4,824	1,656	53,420	55,076	62,272	290,665	352,937
Construction - commercial	31	—	128	4,347	4,475	4,506	204,875	209,381
Construction - other	2,341	—	66	1,127	1,193	3,534	49,593	53,127
Total Real estate - construction	4,744	4,824	1,850	58,894	60,744	70,312	545,133	615,445
Consumer - direct	455	202	150	368	518	1,175	34,263	35,438
Consumer - indirect	1,997	440	183	—	183	2,620	151,112	153,732
Consumer - other	2,251	1,103	2,683	—	2,683	6,037	122,894	128,931
Total Consumer	4,703	1,745	3,016	368	3,384	9,832	308,269	318,101
Leasing and other and overdrafts	925	124	51	56	107	1,156	70,550	71,706
	$62,810	$43,583	$28,767	$257,761	$286,528	$392,921	$11,576,049	$11,968,970

	December 31, 2010
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$15,898	$8,491	$6,744	$86,976	$93,720	$118,109	$4,257,871	$4,375,980
Commercial - secured	5,274	6,837	13,374	72,162	85,536	97,647	3,373,651	3,471,298
Commercial - unsecured	629	553	731	1,188	1,919	3,101	229,985	233,086
Total Commercial - industrial, financial and agricultural	5,903	7,390	14,105	73,350	87,455	100,748	3,603,636	3,704,384
Real estate - home equity	8,138	3,767	10,024	164	10,188	22,093	1,619,684	1,641,777
Real estate - residential mortgage	24,237	12,094	13,346	37,066	50,412	86,743	909,247	995,990
Construction - commercial residential	3,872	3,401	884	75,552	76,436	83,709	409,190	492,899
Construction - commercial	—	—	195	5,092	5,287	5,287	239,150	244,437
Construction - other	—	—	491	2,402	2,893	2,893	60,956	63,849
Total Real estate - construction	3,872	3,401	1,570	83,046	84,616	91,889	709,296	801,185
Consumer - direct	707	228	212	—	212	1,147	45,942	47,089
Consumer - indirect	1,916	359	290	—	290	2,565	166,531	169,096
Consumer - other	1,751	662	1,638	14	1,652	4,065	129,911	133,976
Total Consumer	4,374	1,249	2,140	14	2,154	7,777	342,384	350,161
Leasing and other and overdrafts	473	43	155	72	227	743	63,087	63,830
	$62,895	$36,435	$48,084	$280,688	$328,772	$428,102	$11,505,205	$11,933,307

NOTE E – PREMISES AND EQUIPMENT
The following is a summary of premises and equipment as of December 31:

	2011	2010
	(in thousands)
Land	$37,669	$35,518
Buildings and improvements	258,653	249,026
Furniture and equipment	160,424	152,071
Construction in progress	12,064	11,927
	468,810	448,542
Less: Accumulated depreciation and amortization	(256,536)	(240,526)
	$212,274	$208,016

NOTE F – GOODWILL AND INTANGIBLE ASSETS
The following table summarizes the changes in goodwill:

	2011	2010	2009
	(in thousands)
Balance at beginning of year	$535,518	$534,862	$534,385
Other goodwill additions, net	487	656	477
Balance at end of year	$536,005	$535,518	$534,862

The Corporation did not complete any acquisitions during the years ended December 31, 2011, 2010 and 2009. The other goodwill additions were primarily due to additional purchase price incurred for prior acquisitions as a result of contingencies being met, offset by tax benefits realized on the exercises of stock options assumed in acquisitions.
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
Based on its 2011 annual goodwill impairment test, the Corporation determined that its The Bank and The Columbia Bank (Columbia) reporting units failed the Step 1 impairment test. As a result of the Step 1 test, The Bank’s adjusted net book value exceeded its fair value by approximately $82 million, or 31%, while Columbia’s adjusted net book value exceeded its fair value by approximately $84 million, or 28%. The Corporation determined that no goodwill impairment charges were necessary in 2011, as these Step 1 shortfalls were offset by the implied fair value adjustments of The Bank’s and Columbia’s assets and liabilities determined in the Step 2 valuation procedures. The goodwill allocated to The Bank and Columbia at December 31, 2011 was $97.4 million and $112.6 million, respectively.
All of the Corporation’s remaining reporting units passed the Step 1 goodwill impairment test, resulting in no goodwill impairment charges in 2011. Three reporting units, with total allocated goodwill of $77.6 million, had fair values that exceeded adjusted net book values by less than 5%. The remaining reporting units, with total allocated goodwill of $248.4 million, had fair values that exceeded net book values by approximately 18% in the aggregate.
Based on its 2010 annual goodwill impairment test, the Corporation determined that its The Bank and Columbia reporting units failed the Step 1 impairment test. As a result of the Step 1 test, The Bank’s adjusted net book value exceeded its fair value by approximately $64 million, or 24%, while Columbia’s adjusted net book value exceeded its fair value by approximately $78 million, or 26%. The Corporation determined that no goodwill impairment charges were necessary in 2010, as these Step 1 shortfalls were offset by the implied fair value adjustments of The Bank’s and Columbia’s assets and liabilities determined in the Step 2 valuation procedures.

Based on its 2009 annual goodwill impairment test, the Corporation determined that Columbia failed Step 1 of its impairment test, with its adjusted net book value exceeding fair value by approximately $37.0 million, or 14%. However, the Corporation determined that no goodwill impairment charge was necessary, as the Step 1 shortfall was offset by the implied fair value adjustments of Columbia’s assets and liabilities determined in the Step 2 valuation procedures.
The estimated fair values of the Corporation’s reporting units are subject to uncertainty, including future changes in the trading and acquisition multiples of comparable financial institutions and future operating results of reporting units which could differ significantly from the assumptions used in the discounted cash flow analysis under the income approach.
The following table summarizes intangible assets as of December 31:

	2011			2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Amortizing:
Core deposit	$50,279	$(44,134)	$6,145	$50,279	$(40,475)	$9,804
Other	11,403	(10,607)	796	11,878	(10,484)	1,394
Total amortizing	61,682	(54,741)	6,941	62,157	(50,959)	11,198
Non-amortizing	1,263	—	1,263	1,263	—	1,263
	$62,945	$(54,741)	$8,204	$63,420	$(50,959)	$12,461

Core deposit intangible assets are amortized using an accelerated method over the estimated remaining life of the acquired core deposits. As of December 31, 2011, these assets had a weighted average remaining life of approximately four years. Other amortizing intangible assets, consisting primarily of premiums paid on branch acquisitions in prior years that did not qualify for business combinations accounting under FASB ASC Topic 810, had a weighted average remaining life of three years. All other amortizing intangible assets had a weighted average remaining life of approximately five years. Amortization expense related to intangible assets totaled $4.3 million, $5.2 million and $5.7 million in 2011, 2010 and 2009, respectively.
Amortization expense for the next five years is expected to be as follows (in thousands):

Year
2012	$3,008
2013	2,240
2014	1,340
2015	310
2016	43

NOTE G – MORTGAGE SERVICING RIGHTS
The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets:

	2011	2010
	(in thousands)
Amortized cost:
Balance at beginning of year	$30,700	$23,498
Originations of mortgage servicing rights	9,884	12,240
Amortization expense	(5,918)	(5,038)
Balance at end of year	$34,666	$30,700
Valuation allowance:
Balance at beginning of year	$(1,550)	$(1,000)
Additions	—	(550)
Balance at end of year	$(1,550)	$(1,550)
Net MSRs at end of year	$33,116	$29,150

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
The Corporation determined that the estimated fair value of MSRs was $33.1 million as of December 31, 2011 and $29.2 million as of December 31, 2010. The estimated fair value of MSRs was equal to their book value, net of the valuation allowance, at December 31, 2011. Therefore, no further adjustment to the valuation allowance was necessary as of December 31, 2011.
Estimated MSR amortization expense for the next five years, based on balances as of December 31, 2011 and the expected remaining lives of the underlying loans, follows (in thousands):

Year
2012	$7,356
2013	6,671
2014	5,904
2015	5,051
2016	4,103

NOTE H – DEPOSITS
Deposits consisted of the following as of December 31:

	2011	2010
	(in thousands)
Noninterest-bearing demand	$2,588,034	$2,194,988
Interest-bearing demand	2,529,388	2,277,190
Savings and money market accounts	3,394,367	3,286,435
Time deposits	4,013,950	4,629,968
	$12,525,739	$12,388,581

Included in time deposits were certificates of deposit equal to or greater than $100,000 of $1.5 billion and $1.7 billion as of December 31, 2011 and 2010, respectively. The scheduled maturities of time deposits as of December 31, 2011 were as follows (in thousands):

Year
2012	$2,610,438
2013	798,373
2014	277,693
2015	195,809
2016	69,710
Thereafter	61,927
$4,013,950

NOTE I – SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term borrowings as of December 31, 2011, 2010 and 2009 and the related maximum amounts outstanding at the end of any month in each of the three years then ended are presented below. The securities underlying the repurchase agreements remain in available for sale investment securities.

	December 31			Maximum Outstanding
	2011	2010	2009	2011	2010	2009
	(in thousands)
Federal funds purchased	$253,470	$267,844	$378,068	$381,093	$506,567	$865,699
Customer repurchase agreements	186,735	204,800	259,458	235,780	279,414	274,546
Customer short-term promissory notes	156,828	201,433	231,414	196,562	243,637	347,401
Federal Reserve Bank borrowings	—	—	—	—	—	200,000
Other	—	—	—	—	—	5,215
	$597,033	$674,077	$868,940

A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of December 31, 2011 and 2010, the Corporation had $1.7 billion and $1.5 billion, respectively, of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.
The following table presents information related to customer repurchase agreements:

	2011	2010	2009
	(dollars in thousands)
Amount outstanding as of December 31	$186,735	$204,800	$259,458
Weighted average interest rate at year end	0.12%	0.28%	0.42%
Average amount outstanding during the year	$208,144	$252,633	$254,662
Weighted average interest rate during the year	0.13%	0.31%	0.55%

FHLB advances and long-term debt included the following as of December 31:

	2011	2010
	(in thousands)
FHLB advances	$666,565	$736,043
Subordinated debt	200,000	200,000
Junior subordinated deferrable interest debentures	175,260	185,570
Other long-term debt	1,585	1,430
Unamortized issuance costs	(3,261)	(3,593)
	$1,040,149	$1,119,450

Excluded from the preceding table is the Parent Company’s revolving line of credit with its subsidiary banks. As of December 31, 2011 and 2010, there were no amounts outstanding under this line of credit. This line of credit is secured by equity securities and insurance investments and bears interest at the prime rate minus 1.50%. Although the line of credit and related interest would be eliminated in the consolidated financial statements, this borrowing arrangement is senior to the subordinated debt and the junior subordinated deferrable interest debentures.
FHLB advances mature through March 2027 and carry a weighted average interest rate of 4.14%. As of December 31, 2011, the Corporation had an additional borrowing capacity of approximately $970 million with the FHLB. Advances from the FHLB are secured by FHLB stock, qualifying residential mortgages, investments and other assets.
The following table summarizes the scheduled maturities of FHLB advances and long-term debt as of December 31, 2011 (in thousands):

Year
2012	$126,852
2013	5,467
2014	6,006
2015	150,855
2016	236,391
Thereafter	514,578
$1,040,149

In May 2007, the Corporation issued $100 million of ten-year subordinated notes, which mature on May 1, 2017 and carry a fixed rate of 5.75% and an effective rate of approximately 5.96% as a result of issuance costs. Interest is paid semi-annually in May and November of each year. In March 2005, the Corporation issued $100 million of ten-year subordinated notes, which mature April 1, 2015 and carry a fixed rate of 5.35% and an effective rate of approximately 5.49% as a result of issuance costs. Interest is paid semi-annually in October and April of each year.
The Parent Company owns all of the common stock of five subsidiary trusts, which have issued Trust Preferred Securities in conjunction with the Parent Company issuing junior subordinated deferrable interest debentures to the trusts. The Trust Preferred Securities are redeemable on specified dates, or earlier if the deduction of interest for federal income taxes is prohibited, the Trust Preferred Securities no longer qualify as Tier I regulatory capital, or if certain other events arise.
The following table provides details of the debentures as of December 31, 2011 (dollars in thousands):

Debentures Issued to	Fixed/ Variable	Interest Rate	Amount	Maturity	Callable	Callable Price
SVB Eagle Statutory Trust I	Variable	3.73%	$4,124	07/31/31	(1)	100.0
Columbia Bancorp Statutory Trust	Variable	3.23%	6,186	06/30/34	03/31/12	100.0
Columbia Bancorp Statutory Trust II	Variable	2.44%	4,124	03/15/35	03/15/12	100.0
Columbia Bancorp Statutory Trust III	Variable	2.32%	6,186	06/15/35	03/15/12	100.0
Fulton Capital Trust I	Fixed	6.29%	154,640	02/01/36	N/A	N/A
			$175,260

(1) Redeemed on January 31, 2012.
N/A – Not applicable.

NOTE J – REGULATORY MATTERS
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
Quantitative measures established by regulation to ensure capital adequacy require the subsidiary banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (as defined in the regulations). Management believes, as of December 31, 2011, that all of its bank subsidiaries meet the capital adequacy requirements to which they were subject.
As of December 31, 2011, the Corporation’s four significant subsidiaries, Fulton Bank, N.A., Fulton Bank of New Jersey, The Columbia Bank and Lafayette Ambassador Bank, were well capitalized under the regulatory framework for prompt corrective action based on their capital ratio calculations. As of December 31, 2010, the Corporation’s five significant subsidiaries, Fulton Bank, N.A., The Bank, The Columbia Bank, Skylands Community Bank and Lafayette Ambassador Bank, were well capitalized under the regulatory framework for prompt corrective action based on their capital ratio calculations. To be categorized as well capitalized, these banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2011 that management believes have changed the institutions’ categories.

The following tables present the total risk-based, Tier I risk-based and Tier I leverage requirements for the Corporation and its significant subsidiaries with total assets in excess of $1 billion.

	Actual		For Capital Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2011
Total Capital (to Risk-Weighted Assets):
Corporation	$1,933,278	15.2%	$1,018,865	8.0%	N/A	N/A
Fulton Bank, N.A.	994,683	13.2	604,259	8.0	755,324	10.0%
Fulton Bank of New Jersey	327,356	13.0	201,381	8.0	251,726	10.0
The Columbia Bank	219,432	15.5	113,478	8.0	141,848	10.0
Lafayette Ambassador Bank	143,113	13.0	88,408	8.0	110,510	10.0
Tier I Capital (to Risk-Weighted Assets):
Corporation	$1,612,859	12.7%	$509,432	4.0%	N/A	N/A
Fulton Bank, N.A	856,464	11.3	302,130	4.0	453,194	6.0%
Fulton Bank of New Jersey	284,334	11.3	100,690	4.0	151,036	6.0
The Columbia Bank	201,564	14.2	56,739	4.0	85,109	6.0
Lafayette Ambassador Bank	125,951	11.4	44,204	4.0	66,306	6.0
Tier I Capital (to Average Assets):
Corporation	$1,612,859	10.3%	$626,546	4.0%	N/A	N/A
Fulton Bank, N.A	856,464	9.8	348,385	4.0	435,481	5.0%
Fulton Bank of New Jersey	284,334	8.7	131,221	4.0	164,027	5.0
The Columbia Bank	201,564	10.6	75,918	4.0	94,897	5.0
Lafayette Ambassador Bank	125,951	8.9	56,634	4.0	70,793	5.0

	Actual		For Capital Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2010
Total Capital (to Risk-Weighted Assets):
Corporation	$1,814,972	14.2%	$1,019,610	8.0%	N/A	N/A
Fulton Bank, N.A.	948,943	12.7	598,952	8.0	748,690	10.0%
The Bank	210,381	13.4	125,643	8.0	157,054	10.0
The Columbia Bank	219,163	14.7	119,191	8.0	148,988	10.0
Skylands Community Bank	119,100	12.0	79,605	8.0	99,506	10.0
Lafayette Ambassador Bank	133,214	12.7	84,155	8.0	105,194	10.0
Tier I Capital (to Risk-Weighted Assets):
Corporation	$1,473,123	11.6%	$509,805	4.0%	N/A	N/A
Fulton Bank, N.A.	796,658	10.6	299,476	4.0	449,214	6.0%
The Bank	180,780	11.5	62,822	4.0	94,233	6.0
The Columbia Bank	200,319	13.4	59,595	4.0	89,393	6.0
Skylands Community Bank	101,834	10.2	39,802	4.0	59,704	6.0
Lafayette Ambassador Bank	115,360	11.0	42,077	4.0	63,116	6.0
Tier I Capital (to Average Assets):
Corporation	$1,473,123	9.4%	$628,611	4.0%	N/A	N/A
Fulton Bank, N.A.	796,658	9.2	347,140	4.0	433,924	5.0%
The Bank	180,780	8.8	82,348	4.0	102,935	5.0
The Columbia Bank	200,319	10.0	79,937	4.0	99,922	5.0
Skylands Community Bank	101,834	7.3	41,774	3.0	69,623	5.0
Lafayette Ambassador Bank	115,360	8.3	55,395	4.0	69,224	5.0
N/A – Not applicable as “well-capitalized” applies to banks only.
Dividend and Loan Limitations
The dividends that may be paid by subsidiary banks to the Parent Company are subject to certain legal and regulatory limitations. Dividend limitations vary, depending on the subsidiary bank’s charter and whether or not it is a member of the Federal Reserve System. Generally, subsidiaries are prohibited from paying dividends when doing so would cause them to fall below the regulatory minimum capital levels. Additionally, limits exist on paying dividends in excess of net income for specified periods. The total amount available for payment of dividends by subsidiary banks was approximately $278 million as of December 31, 2011, based on the subsidiary banks maintaining enough capital to be considered well capitalized, as defined above.
Under current Federal Reserve regulations, the subsidiary banks are limited in the amount they may loan to their affiliates, including the Parent Company. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of each bank subsidiary’s regulatory capital.

NOTE K – INCOME TAXES
The components of the provision for income taxes are as follows:

	2011	2010	2009
	(in thousands)
Current tax expense (benefit):
Federal	$40,141	$38,333	$36,162
State	6,319	532	(322)
	46,460	38,865	35,840
Deferred tax expense (benefit):
Federal	8,662	5,544	(20,432)
State	(4,284)	—	—
	4,378	5,544	(20,432)
Income tax expense	$50,838	$44,409	$15,408
The differences between the effective income tax rate and the federal statutory income tax rate are as follows:

	2011	2010	2009
Statutory tax rate	35.0%	35.0%	35.0%
Effect of tax-exempt income	(5.3)	(5.8)	(11.2)
Effect of low income housing investments	(4.3)	(3.3)	(5.3)
Bank-owned life insurance	(0.6)	(0.6)	(1.2)
State income taxes, net of Federal benefit	(4.0)	—	(0.7)
Valuation allowance	4.6	0.2	0.5
Other, net	0.5	0.2	0.1
Effective income tax rate	25.9%	25.7%	17.2%

The net deferred tax asset recorded by the Corporation is included in other assets and consists of the following tax effects of temporary differences as of December 31:

	2011	2010
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$95,788	$96,408
Other-than-temporary impairment of investments	15,490	17,482
State loss carryforwards	12,405	8,232
Postretirement and defined benefit plans	11,527	5,588
Other accrued expenses	10,415	13,075
Deferred compensation	9,568	9,553
Other	16,262	7,476
Total gross deferred tax assets	171,455	157,814
Deferred tax liabilities:
Unrealized holding gains on securities available for sale	14,025	10,769
Mortgage servicing rights	11,776	10,745
Direct leasing	7,561	5,048
Premises and equipment	6,919	7,557
Acquisition premiums/discounts	6,174	5,069
Other	5,885	7,358
Total gross deferred tax liabilities	52,340	46,546
Net deferred tax asset before valuation allowance	119,115	111,268
Valuation allowance	(17,321)	(8,232)
Net deferred tax asset	$101,794	$103,036
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and/or capital gain income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, such as those that may be implemented to generate capital gains, in making this assessment.

The valuation allowance relates to state deferred tax assets and net operating loss carryforwards for which realizability is uncertain. In 2011, state deferred tax assets for temporary differences and net operating losses totaling approximately $18.0 million ($11.7 million net of federal effect) were recognized due to changes in tax regulations. Valuation allowances totaling approximately $13.7 million ($8.9 million net of federal effect) were recorded for the portion of these deferred tax assets that are not considered realizable, based on estimates of future state taxable income.

As of December 31, 2011 and 2010, the Corporation had state net operating loss carryforwards of approximately $441 million and $452 million, respectively, which are available to offset future state taxable income, and expire at various dates through 2031.

The Corporation has $14.9 million of deferred tax assets resulting from other-than-temporary impairment losses on investment securities, which would be characterized as capital losses for tax purposes. If realized, the income tax benefits of these potential capital losses can only be recognized for tax purposes to the extent of capital gains generated during carryback and carryforward periods. The Corporation has the ability to generate sufficient offsetting capital gains in future periods through the execution of certain tax planning strategies, which may include the sale and leaseback of some or all of its branch and office properties.

Based on projections for future taxable income and capital gains over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Corporation will realize the benefits of its deferred tax assets, net of the valuation allowance, as of December 31, 2011.

Uncertain Tax Positions
The following summarizes the changes in unrecognized tax benefits (in thousands):

	2011	2010
	(in thousands)
Balance at beginning of year	$4,083	$4,481
Prior period tax positions	4,492	—
Current period tax positions	1,958	582
Lapse of statute of limitations	(1,095)	(980)
Balance at end of year	$9,438	$4,083

Virtually all of the Corporation’s unrecognized tax benefits are for positions that are taken on an annual basis on state tax returns. Increases to unrecognized tax benefits will occur as a result of accruing for the nonrecognition of the position for the current year. Decreases will occur as a result of the lapsing of the statute of limitations for the oldest outstanding year which includes the position. These offsetting increases and decreases are likely to continue in the future, including over the next twelve months. While the net effect on total unrecognized tax benefits during this period cannot be reasonably estimated, approximately $1.2 million is expected to reverse in 2012 due to lapsing of the statute of limitations.
The 2011 increase for prior period tax positions resulted from the aforementioned changes in tax regulations, which impacted the amount of positions taken in prior years that will ultimately be recognized. The Corporation expects to settle a portion of its uncertain tax positions with the taxing authorities during the next twelve months for approximately $8.0 million ($5.7 million including interest and penalties, and net of federal tax benefit).
Recognition and measurement of tax positions is based on management’s evaluations of relevant tax code and appropriate industry information about audit proceedings for comparable positions at other organizations.
As of December 31, 2011, if recognized, all of the Corporation’s unrecognized tax benefits would impact the effective tax rate. Not included in the table above is $3.6 million of federal tax expense on unrecognized state tax benefits which, if recognized, would also impact the effective tax rate. Interest accrued related to unrecognized tax benefits is recorded as a component of income tax expense. Penalties, if incurred, would also be recognized in income tax expense. The Corporation recognized approximately $563,000 of interest and penalty expense, net of reversals, in income tax expense related to unrecognized tax positions in 2011. The Corporation recognized a net benefit of approximately $25,000 and $86,000 for interest and penalties in income tax expense related to unrecognized tax positions in 2010 and 2009, respectively, as a result of reversals exceeding current period expenses. As of December 31, 2011 and 2010, total accrued interest and penalties related to unrecognized tax positions were approximately $1.4 million and $819,000, respectively.
The Corporation and its subsidiaries file income tax returns in the federal jurisdiction and various states. In most cases, unrecognized tax benefits are related to tax years that remain subject to examination by the relevant taxable authorities. With few exceptions, the Corporation is no longer subject to federal, state and local examinations by tax authorities for years before 2008.

NOTE L – EMPLOYEE BENEFIT PLANS
The following summarizes the Corporation’s expense under its retirement plans for the years ended December 31:

	2011	2010	2009
	(in thousands)
Fulton Financial Corporation 401(k) Retirement Plan	$11,271	$11,378	$11,118
Pension Plan	413	742	1,674
	$11,684	$12,120	$12,792

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
The Corporation recognizes the funded status of its Pension Plan and postretirement benefits plan on the consolidated balance sheets and recognizes the changes in that funded status through other comprehensive income. See the heading “Postretirement Benefits” below for a description of the Corporation’s postretirement benefits plan.
Pension Plan
The net periodic pension cost for the Pension Plan, as determined by consulting actuaries, consisted of the following components for the years ended December 31:

	2011	2010	2009
	(in thousands)
Service cost (1)	$60	$104	$153
Interest cost	3,412	3,367	3,282
Expected return on assets	(3,348)	(3,206)	(2,809)
Net amortization and deferral	289	477	1,048
Net periodic pension cost	$413	$742	$1,674

(1)	Pension plan service cost for all years presented was related to administrative costs associated with the plan and not due to the accrual of additional participant benefits.
The following table summarizes the changes in the projected benefit obligation and fair value of plan assets for the plan year ended December 31:

	2011	2010
	(in thousands)
Projected benefit obligation, beginning of year	$63,460	$61,997
Service cost	60	104
Interest cost	3,412	3,367
Benefit payments	(2,309)	(2,490)
Change due to change in assumptions	12,652	112
Experience (gain) loss	(220)	370
Projected benefit obligation, end of year	$77,055	$63,460

Fair value of plan assets, beginning of year	$57,011	$54,597
Actual return on assets	400	4,904
Benefit payments	(2,309)	(2,490)
Fair value of plan assets, end of year	$55,102	$57,011

The funded status of the Pension Plan, included in other liabilities on the consolidated balance sheets as of December 31, 2011 and 2010 was as follows:

	2011	2010
	(in thousands)
Projected benefit obligation (1)	$(77,055)	$(63,460)
Fair value of plan assets	55,102	57,011
Funded status	$(21,953)	$(6,449)

(1)	As a result of the Pension Plan’s curtailment, the accumulated benefit obligation is equal to the projected benefit obligation as of December 31, 2011 and 2010.

The following table summarizes the changes in the unrecognized net loss recognized as a component of accumulated other comprehensive loss:

	Unrecognized Net Loss
	Gross of tax	Net of tax
	(in thousands)
Balance as of January 1, 2010	$11,116	$7,225
Recognized as a component of 2010 periodic pension cost	(477)	(310)
Unrecognized gains arising in 2010	(1,214)	(789)
Balance as of December 31, 2010	9,425	6,126
Recognized as a component of 2011 periodic pension cost	(289)	(188)
Unrecognized losses arising in 2011	15,377	9,995
Balance as of December 31, 2011	$24,513	$15,933

The total amount of unrecognized net loss that will be amortized as a component of net periodic pension cost in 2012 is expected to be $1.7 million.
The following rates were used to calculate net periodic pension cost and the present value of benefit obligations as of December 31:

	2011	2010	2009
Discount rate-projected benefit obligation	4.25%	5.50%	5.50%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.00%

As of December 31, 2011 and December 31, 2010, the discount rate used to calculate the present value of benefit obligations was determined using the Citigroup Average Life discount rate table, rounded to the nearest 0.25%. As of December 31, 2009, the discount rate used to calculate the present value of benefit obligations was determined using published long-term AA corporate bond rates as of the measurement date, rounded to the nearest 0.25%. The change to the Citigroup Average Life discount rate table in 2010 resulted in a pension discount yield curve that more closely matched the Pension Plan’s expected benefit payments.
The 6.00% long-term rate of return on plan assets used to calculate the net periodic pension cost was based on historical returns, adjusted for expectations of long-term asset returns based on the December 31, 2011 weighted average asset allocations. The expected long-term return is considered to be appropriate based on the asset mix and the historical returns realized.

The following table presents a summary of the fair values of the Pension Plan’s assets as of December 31:

	2011		2010
	Estimated Fair Value	% of Total Assets	Estimated Fair Value	% of Total Assets
	(dollars in thousands)
Equity mutual funds	$9,706		$14,362
Equity common trust funds	6,002		15,365
Equity securities	15,708	28.5%	29,727	52.1%
Cash and money market funds	8,115		2,482
Fixed income mutual funds	7,983		11,668
Corporate debt securities	6,813		6,194
U.S. Government agency securities	5,716		6,940
Fixed income securities and cash	28,627	52.0%	27,284	47.9%
Other alternative investment mutual funds	10,767	19.5%	—	—%
	$55,102	100.0%	$57,011	100.0%

Investment allocation decisions are made by a retirement plan committee, which meets periodically. During 2011, the investment allocation strategy was revised to reduce risk and to match certain benefit obligations with maturities of fixed income securities.
Pension Plan assets are invested with a conservative growth objective, with target asset allocations of approximately 25% in equities, 55% in fixed income securities and cash and 20% in alternative investments. Alternative investments may include managed futures, commodities, real estate investment trusts, master limited partnerships, long-short strategies with traditional stocks and bonds. All alternative investments are in the form of mutual funds, not individual contracts, to enable daily liquidity.

Prior to 2011, Pension Plan assets were invested with a balanced growth objective, with target asset allocations of approximately 55% for equity securities and approximately 45% percent for fixed income securities and cash.
The fair values for all assets held by the Pension Plan, excluding equity common trust funds, are based on quoted prices for identical instruments and would be categorized as Level 1 assets under FASB ASC Topic 810. Equity common trust funds would be categorized as Level 2 assets under FASB ASC Topic 810.
Estimated future benefit payments are as follows (in thousands):

Year
2012	$2,341
2013	2,476
2014	2,602
2015	2,844
2016	3,090
2017 – 2021	19,757
$33,110

Postretirement Benefits
The Corporation currently provides medical benefits and life insurance benefits under a postretirement benefits plan (Postretirement Plan) to certain retired full-time employees who were employees of the Corporation prior to January 1, 1998. Certain full-time employees may become eligible for these discretionary benefits if they reach retirement age while working for the Corporation. Early retirees receive no benefits for the time between their retirement date to the date they attain age 65. Benefits are based on a graduated scale for years of service after attaining the age of 40.

The components of the expense for postretirement benefits other than pensions are as follows:

	2011	2010	2009
	(in thousands)
Service cost	$201	$190	$211
Interest cost	428	441	485
Expected return on plan assets	(3)	(3)	(4)
Net amortization and deferral	(363)	(363)	(325)
Net postretirement benefit cost	$263	$265	$367

The following table summarizes the changes in the accumulated postretirement benefit obligation and fair value of plan assets for the years ended December 31:

	2011	2010
	(in thousands)
Accumulated postretirement benefit obligation, beginning of year	$8,345	$9,132
Service cost	201	190
Interest cost	428	441
Benefit payments	(363)	(406)
Experience loss	(305)	(796)
Change due to change in assumptions	1,345	(216)
Accumulated postretirement benefit obligation, end of year	$9,651	$8,345

Fair value of plan assets, beginning of year	$105	$110
Employer contributions	333	401
Actual return on assets	—	—
Benefit payments	(363)	(406)
Fair value of plan assets, end of year	$75	$105

The funded status of the Postretirement Plan, included in other liabilities on the consolidated balance sheets as of December 31, 2011 and 2010 was as follows:

	2011	2010
	(in thousands)
Accumulated postretirement benefit obligation	$(9,651)	$(8,345)
Fair value of plan assets	75	105
Funded status	$(9,576)	$(8,240)

The following table summarizes the changes in items recognized as a component of accumulated other comprehensive loss:

	Gross of tax
	Unrecognized Prior Service Cost	Unrecognized Net Loss (Gain)	Total	Net of tax
	(in thousands)
Balance as of January 1, 2010	$(2,936)	$963	$(1,973)	$(1,283)
Recognized as a component of 2010 postretirement benefit cost	363	—	363	236
Unrecognized gains arising in 2010	—	(1,023)	(1,023)	(665)
Balance as of December 31, 2010	(2,573)	(60)	(2,633)	(1,712)
Recognized as a component of 2011 postretirement benefit cost	363	—	363	236
Unrecognized losses arising in 2011	—	1,042	1,042	677
Balance as of December 31, 2011	$(2,210)	$982	$(1,228)	$(799)

The total amount of unrecognized prior service cost and unrecognized net loss that will be recognized as a reduction to net periodic postretirement cost in 2012 is expected to be $363,000 and $2,000, respectively.
For measuring the postretirement benefit obligation, the annual increase in the per capita cost of health care benefits was assumed to be 8% in year one, declining to an ultimate rate of 5.5% by year five. This health care cost trend rate has a significant impact on the amounts reported. Assuming a 1.0% increase in the health care cost trend rate above the assumed annual increase, the accumulated postretirement benefit obligation would increase by approximately $1.2 million and the current period expense would increase by approximately $91,000. Conversely, a 1.0% decrease in the health care cost trend rate would decrease the accumulated postretirement benefit obligation by approximately $1.0 million and the current period expense by approximately $74,000.
The following rates were used to calculate net periodic postretirement benefit cost and the present value of benefit obligations as of December 31:

	2011	2010	2009
Discount rate-projected benefit obligation	4.25%	5.50%	5.50%
Expected long-term rate of return on plan assets	3.00%	3.00%	3.00%
As of December 31, 2011 and December 31, 2010, the discount rate used to calculate the accumulated postretirement benefit obligation was determined using the Citigroup Average Life discount rate table, rounded to the nearest 0.25%. As of December 31, 2009, the discount rate used in determining the accumulated postretirement benefit obligation was determined using published long-term AA corporate bond rates as of the measurement date, rounded to the nearest 0.25%. The change to the Citigroup Average Life discount rate table in 2010 resulted in a postretirement discount yield curve that more closely matched the Postretirement Plan’s expected benefit payments.

Estimated future benefit payments are as follows (in thousands):

Year
2012	$483
2013	483
2014	478
2015	498
2016	517
2017 – 2021	2,772
$5,231

NOTE M – SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION PLANS

Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income (loss):

	2011	2010	2009
	(in thousands)
Balance at beginning of year	$12,495	$7,458	$(17,907)
Cumulative effect of FSP FAS 115-2 and FAS 124-2 adoption (net of a $3.4 million tax effect)	—	—	(6,298)
Other comprehensive loss (income):
Unrealized gain on securities (net of a $4.7 million, $2.2 million and $15.9 million tax effect in 2011, 2010 and 2009, respectively)	8,768	3,994	29,550
Non-credit related unrealized gain (loss) on other-than-temporarily impaired debt securities (net of a $129,000, $89,000 and $1.8 million tax effect in 2011, 2010 and 2009, respectively)	240	(166)	(3,385)
Amortization of unrealized gain on derivative financial instruments (net of a $73,000 tax effect in 2011, 2010 and 2009) (1)	136	136	136
Reclassification adjustment for securities gains included in net income (net of a $1.6 million, $245,000 and $378,000 tax expense in 2011, 2010 and 2009, respectively)	(2,964)	(455)	(701)
Unrecognized pension and postretirement (costs) income (net of a $5.7 million, $783,000 and $3.0 million tax effect in 2011, 2010 and 2009, respectively)	(10,672)	1,454	5,592
(Accretion) amortization of unrecognized pension and postretirement costs (net of a $26,000, $40,000 and $253,000 tax benefit in 2011, 2010 and 2009, respectively)	(48)	74	471
Other comprehensive (loss) income	(4,540)	5,037	31,663
Balance at end of year	$7,955	$12,495	$7,458

(1)
Amounts represent the amortization of the effective portions of losses on forward-starting interest rate swaps, designated as cash flow hedges and entered into in prior years in connection with the issuance of fixed-rate debt. The total amount recorded as a reduction to accumulated other comprehensive income upon settlement of these derivatives is being amortized to interest expense over the life of the related securities using the effective interest method. The amount of net losses in accumulated other comprehensive loss that will be reclassified into earnings during the next 12 months is expected to be approximately $136,000.

Stock-based Compensation Plans
The following table presents compensation expense and related tax benefits for equity awards recognized in the consolidated statements of operations:

	2011	2010	2009
	(in thousands)
Compensation expense	$4,249	$1,996	$1,781
Tax benefit	(1,192)	(456)	(241)
Stock-based compensation, net of tax	$3,057	$1,540	$1,540

The tax benefit shown in the preceding table is less than the benefit that would be calculated using the Corporation’s 35% statutory federal tax rate. Tax benefits are only recognized over the vesting period for awards that ordinarily will generate a tax deduction when exercised, in the case of non-qualified stock options, or upon vesting, in the case of restricted stock. The Corporation granted 1,000 and 42,000 non-qualified stock options in 2011 and 2009, respectively. The Corporation did not grant any non-qualified stock options in 2010.
The following table presents compensation expense and related tax benefits for restricted stock awards recognized in the consolidated statements of operations, and included as a component of total stock-based compensation within the preceding table:

	2011	2010	2009
	(in thousands)
Compensation expense	$3,194	$1,172	$458
Tax benefit	(1,119)	(412)	(164)
Restricted stock compensation, net of tax	$2,075	$760	$294

Stock option fair values are estimated through the use of the Black-Scholes valuation methodology as of the date of grant, and carry terms of up to ten years. Restricted stock fair values are equal to the average trading price of the Corporation’s stock on the date of grant. Restricted stock awards earn dividends during the vesting period, which are forfeitable if the awards do not vest. Certain events as defined in the Employee Option Plan and the Directors' Plan result in the acceleration of the vesting of both stock options and restricted stock.

Stock options and restricted stock awarded under the Employee Option Plan have historically been granted annually on July 1 and become fully vested over or after a three-year vesting period. As of December 31, 2011, the Employee Option Plan had 12.4 million shares reserved for future grants through 2013.

On July 1, 2011, the Corporation granted approximately 11,000 shares of restricted stock to non-employee directors of the holding company under its Directors’ Plan that become fully vested after one year. As of December 31, 2011, the Directors’ Plan had 489,000 shares reserved for future grants through 2021.
In connection with the Corporation’s participation in the U.S. Treasury Department's (UST) Capital Purchase Program (CPP), the 2010 restricted stock shares granted to certain key employees are subject to the requirements and limitations contained in the Emergency Economic Stabilization Act of 2008 (EESA), as amended, and related regulations. Among other things, restricted stock grants to these key employees may not fully vest until the longer of: two years after the date of grant, or the Corporation’s participation in the CPP ends. The Corporation's participation in the CPP ended on July 14, 2010. None of the key employees who received 2010 restricted stock grants subject to the CPP vesting restrictions received 2010 stock option awards.
The following table provides information about stock option activity for the year ended December 31, 2011:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2010	6,432,264	$13.15
Granted	616,686	10.88
Exercised	(261,272)	7.48
Forfeited	(116,472)	12.61
Expired	(289,048)	11.08
Outstanding as of December 31, 2011	6,382,158	$13.27	4.7 years	$2.4
Exercisable as of December 31, 2011	5,294,042	$14.01	3.8 years	$1.6

The following table provides information about nonvested stock options and restricted stock granted under the Employee Option and Directors' Plans for the year ended December 31, 2011:

	Nonvested Stock Options		Restricted Stock
	Options	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2010	981,766	$1.48	525,868	$7.92
Granted	616,686	2.10	352,091	10.52
Vested	(451,817)	1.40	(54,671)	9.89
Forfeited	(58,519)	1.74	(13,401)	8.56
Nonvested as of December 31, 2011	1,088,116	$1.86	809,887	$8.90

As of December 31, 2011, there was $4.2 million of total unrecognized compensation cost related to nonvested stock options and restricted stock that will be recognized as compensation expense over a weighted average period of two years.

The following table presents information about options exercised:

	2011	2010	2009
	(dollars in thousands)
Number of options exercised	261,272	162,151	121,155
Total intrinsic value of options exercised	$763	$600	$317
Cash received from options exercised	$1,855	$962	$662
Tax deduction realized from options exercised	$680	$466	$286
Upon exercise, the Corporation issues shares from its authorized, but unissued, common stock to satisfy the options.
The fair value of option awards under the Employee Option Plan was estimated on the date of grant using the Black-Scholes valuation methodology, which is dependent upon certain assumptions, as summarized in the following table:

	2011	2010	2009
Risk-free interest rate	2.35%	2.23%	3.36%
Volatility of Corporation’s stock	22.80	20.40	31.14
Expected dividend yield	2.41	2.49	2.28
Expected life of options	6 Years	6 Years	7 Years

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
Based on the assumptions used in the model, the Corporation calculated an estimated fair value per option of $2.10, $1.57 and $1.53 for options granted in 2011, 2010 and 2009, respectively. Approximately 616,686, 578,000 and 485,000 options were granted in 2011, 2010 and 2009, respectively.
Under the ESPP, eligible employees can purchase stock of the Corporation at 85% of the fair market value of the stock on the date of purchase. The ESPP is considered to be a compensatory plan and, as such, compensation expense is recognized for the 15% discount on shares purchased.
The following table summarizes activity under the ESPP:

	2011	2010	2009
ESPP shares purchased	164,610	184,092	261,691
Average purchase price per share (85% of market value)	$8.39	$7.93	$5.46
Compensation expense recognized (in thousands)	$244	$258	$252

Series A Preferred Stock, Common Stock Warrant and Common Stock Issuance
In connection with the EESA, the UST initiated a CPP which allowed for qualifying financial institutions to issue preferred stock to the UST, subject to certain limitations and terms. The EESA was developed to attract broad participation by strong financial institutions, to stabilize the financial system and to increase lending to benefit the national economy and citizens of the U.S.
On December 23, 2008, the Corporation entered into a Securities Purchase Agreement with the UST pursuant to which the Corporation sold to the UST, for an aggregate purchase price of $376.5 million, 376,500 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (preferred stock), par value $1,000 per share, and a warrant to purchase up to 5.5 million shares of common stock, par value $2.50 per share. The preferred stock carried a dividend rate of 5.00%.
On May 5, 2010, the Corporation issued 21.8 million shares of its common stock, in an underwritten public offering, for net proceeds of $226.3 million, net of underwriting discounts and commissions. On July 14, 2010 the Corporation redeemed all 376,500 outstanding shares of its preferred stock with a total payment to the UST of $379.6 million, consisting of $376.5 million of principal and $3.1 million of dividends. The preferred stock had a carrying value of $371.0 million on the redemption date. Upon redemption, the remaining $5.5 million preferred stock discount was recorded as a reduction to net income available to common shareholders.
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

NOTE N – LEASES
Certain branch offices and equipment are leased under agreements that expire at varying dates through 2035. Most leases contain renewal provisions at the Corporation’s option. Total rental expense was approximately $18.6 million in 2011, $18.2 million in 2010 and $18.8 million in 2009.
Future minimum payments as of December 31, 2011 under non-cancelable operating leases with initial terms exceeding one year are as follows (in thousands):

Year
2012	$15,981
2013	14,725
2014	12,515
2015	11,452
2016	10,332
Thereafter	64,061
$129,066

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

Corporation’s maximum exposure to loss for standby letters of credit is equal to the contractual (or notional) amount of the instruments.
The following table presents the Corporation’s commitments to extend credit and letters of credit:

	2011	2010
	(in thousands)
Commercial mortgage and construction	$275,308	$333,060
Home equity	1,019,470	946,637
Commercial and other	2,508,754	2,501,127
Total commitments to extend credit	$3,803,532	$3,780,824

Standby letters of credit	$444,019	$489,097
Commercial letters of credit	31,557	31,388
Total letters of credit	$475,576	$520,485

Residential Lending
Residential mortgages are originated and sold by the Corporation through Fulton Mortgage Company (Fulton Mortgage), which operates as a division of each of the Corporation’s subsidiary banks. The loans originated and sold are predominantly “prime” loans that conform to published standards of government-sponsored agencies. The Corporation has received repurchase requests from secondary market purchasers for non-prime loans, the majority of which were originated in years prior to 2008. As of December 31, 2011, the reserve for losses on the potential repurchase of loans previously sold was $1.5 million. As of December 31, 2010, the reserve for losses on the potential repurchase of loans was $3.3 million. Management believes that the reserves recorded as of December 31, 2011 are adequate for the known potential repurchases. However, continued declines in collateral values or the identification of additional loans to be repurchased could necessitate additional reserves in the future.
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

NOTE P – FAIR VALUE MEASUREMENTS
As required by FASB ASC Topic 820, all assets and liabilities required to be measured at fair value both on a recurring and non-recurring basis have been categorized based on the method of their fair value determination.
Following is a summary of the Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets at December 31:

	2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$47,009	$—	$47,009
Available for sale investment securities:
Equity securities	34,586	—	—	34,586
U.S. Government securities	—	334	—	334
U.S. Government sponsored agency securities	—	4,073	—	4,073
State and municipal securities	—	322,018	—	322,018
Corporate debt securities	—	114,017	9,289	123,306
Collateralized mortgage obligations	—	1,001,209	—	1,001,209
Mortgage-backed securities	—	880,097	—	880,097
Auction rate securities	—	—	225,211	225,211
Total available for sale investment securities	34,586	2,321,748	234,500	2,590,834
Other financial assets	13,130	3,901	—	17,031
Total assets	$47,716	$2,372,658	$234,500	$2,654,874
Other financial liabilities	$13,130	$2,734	$—	$15,864

	2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$83,940	$—	$83,940
Available for sale investment securities:
Equity securities	40,070	—	—	40,070
U.S. Government securities	—	1,649	—	1,649
U.S. Government sponsored agency securities	—	5,058	—	5,058
State and municipal securities	—	349,563	—	349,563
Corporate debt securities	—	111,675	13,111	124,786
Collateralized mortgage obligations	—	1,104,058	—	1,104,058
Mortgage-backed securities	—	871,472	—	871,472
Auction rate securities	—	—	260,679	260,679
Total available for sale investment securities	40,070	2,443,475	273,790	2,757,335
Other financial assets	13,582	9,256	—	22,838
Total assets	$53,652	$2,536,671	$273,790	$2,864,113
Other financial liabilities	$13,582	$760	$—	$14,342
The valuation techniques used to measure fair value for the items in the table above are as follows:

•
Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of December 31, 2011 and December 31, 2010 were measured as the price that secondary market investors were offering for loans with similar characteristics. See Note A, “Summary of Significant Accounting Policies” for details related to the Corporation’s election to measure assets and liabilities at fair value.

•
Available for sale investment securities – Included within this asset category are both equity and debt securities. Level 2 available for sale debt securities are valued by a third-party pricing service commonly used in the banking industry. The pricing service uses evaluated pricing models that vary based on asset class and incorporate available market information including quoted prices of investments securities with similar characteristics. Because many fixed income securities do not trade on a daily basis, evaluated pricing models use available information, as applicable, through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing

Standard market inputs include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. For certain security types, additional inputs may be used, or some of the standard market inputs may not be applicable.

Management tests the values provided by the pricing service by obtaining securities prices from an alternative third party source and comparing the results. This test is done for approximately 80% of the securities valued by the pricing service. Generally, differences by security in excess of 5% are researched to reconcile the difference.

•
Equity securities – Equity securities consist of stocks of financial institutions ($27.9 million at December 31, 2011 and $33.1 million at December 31, 2010) and other equity investments ($6.7 million at December 31, 2011 and $7.0 million at December 31, 2010). These Level 1 investments are measured at fair value based on quoted prices for identical securities in active markets. Restricted equity securities issued by the FHLB and Federal Reserve Bank ($82.5 million at December 31, 2011 and $96.4 million at December 31, 2010) have been excluded from the above table.

•
U.S. Government securities/U.S. Government sponsored agency securities/State and municipal securities/Collateralized mortgage obligations/Mortgage-backed securities – These debt securities are classified as Level 2 investments. Fair values are determined by a third-party pricing service, as detailed above.

•
Corporate debt securities – This category consists of subordinated debt issued by financial institutions ($41.3 million at December 31, 2011 and $35.9 million at December 31, 2010), single-issuer trust preferred securities issued by financial institutions ($74.4 million at December 31, 2011 and $81.8 million at December 31, 2010), pooled trust preferred securities issued by financial institutions ($5.1 million at December 31, 2011 and $4.5 million at December 31, 2010) and other corporate debt issued by non-financial institutions ($2.5 million at December 31, 2011 and $2.6 million at December 31, 2010).

Classified as Level 2 investments are the subordinated debt, other corporate debt issued by non-financial institutions and $70.2 million and $73.2 million of single-issuer trust preferred securities held at December 31, 2011 and December 31, 2010, respectively. These corporate debt securities are measured at fair value by a third-party pricing service, as detailed above.
Classified as Level 3 assets are the Corporation’s investments in pooled trust preferred securities and certain single-issuer trust preferred securities ($4.2 million at December 31, 2011 and $8.6 million at December 31, 2010). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.

•
Auction rate securities – Due to their illiquidity, ARCs are classified as Level 3 investments and are valued through the use of an expected cash flows model prepared by a third-party valuation expert. The assumptions used in preparing the expected cash flows model include estimates for coupon rates, time to maturity and market rates of return. Management tests Level 3 valuations for ARCs by performing a trend analysis of the market price and discount rate. Changes in the price and discount rates are compared to changes in market data, including bond ratings, parity ratios, balances and delinquency levels. Any inconsistencies are reconciled through discussions with the third-party valuation expert.

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
The following tables present the changes in the Corporation’s available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the years ended December 31:

	2011
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	Auction Rate Securities (ARCs)
	(in thousands)
Balance, December 31, 2010	$4,528	$8,583	$260,679
Transfer from Level 3 to Level 2 (1)	—	(800)	—
Realized adjustments to fair value (2)	(1,406)	—	(292)
Unrealized adjustments to fair value (3)	2,465	28	(4,383)
Sales (4)	—	—	—
Settlements - maturities	—	(1,650)
Settlements - calls	(476)	(1,980)	(34,844)
(Premium amortization) discount accretion (5)	(2)	(1)	4,051
Balance, December 31, 2011	$5,109	$4,180	$225,211

	2010
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	Auction Rate Securities (ARCs)
	(in thousands)
Balance, December 31, 2009	$4,979	$6,981	$289,203
Transfer from Level 2 to Level 3	—	650
Realized adjustments to fair value (2)	(11,969)	—	—
Unrealized adjustments to fair value (3)	11,842	951	(10,850)
Sales	—	—	(15,266)
Settlements - calls	(328)	—	(8,969)
Discount accretion (4)	4	1	6,561
Balance, December 31, 2010	$4,528	$8,583	$260,679

(1)
During the year ended December 31, 2011, one single-issuer trust preferred security with a fair value of $800,000 as of December 31, 2010 was reclassified as a Level 2 asset. As of December 31, 2011, the fair value of this security was measured by a third-party pricing service using both quoted prices for similar assets and model-based valuation techniques that derived fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. As of December 31, 2010, the fair value of this security was determined based on quotes provided by third-party brokers who determined its fair value based predominantly on an internal valuation model.

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

(4)
During the year ended December 31, 2011, the Corporation sold one pooled trust preferred security with a par value of $6.4 million and a book value of zero for no gain or loss. This security had a book value of zero as a result of prior year other-than-temporary impairment charges.

(5)	Included as a component of net interest income on the consolidated statements of income.

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

	2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$216,812	$216,812
Other financial assets	—	—	63,919	63,919
Total assets	$—	$—	$280,731	$280,731
Reserve for unfunded commitments	$—	$—	$1,706	$1,706

	2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	—	—	457,678	457,678
Other financial assets	—	—	62,109	62,109
Total assets	$—	$—	$519,787	$519,787
Reserve for unfunded commitments	$—	$—	$1,227	$1,227

The valuation techniques used to measure fair value for the items in the table above are as follows:

•
Net loans – This category consists of loans that were evaluated for impairment under FASB ASC Section 310-10-35 and have been classified as Level 3 assets. The amount shown is the balance of impaired loans, net of the related allowance for loan losses. See Note D, "Loans and Allowance for Credit Losses," for additional details.

•
Other financial assets – This category includes OREO ($30.8 million at December 31, 2011 and $33.0 million at December 31, 2010) and MSRs net of the MSR valuation allowance ($33.1 million at December 31, 2011 and $29.1 million at December 31, 2010), both classified as Level 3 assets.

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

•	Reserve for unfunded commitments – This Level 3 liability represents the estimate of losses associated with unused commitments to extend credit.
As required by FASB ASC Section 825-10-50, the following table details the book values and the estimated fair values of the Corporation’s financial instruments as of December 31, 2011 and December 31, 2010. In addition, a general description of the methods and assumptions used to estimate such fair values is also provided.
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

	2011		2010
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
FINANCIAL ASSETS	(in thousands)
Cash and due from banks	$292,598	$292,598	$198,954	$198,954
Interest-bearing deposits with other banks	175,336	175,336	33,297	33,297
Loans held for sale (1)	47,009	47,009	83,940	83,940
Securities held to maturity	6,669	6,699	7,751	7,818
Securities available for sale (1)	2,673,298	2,673,298	2,853,733	2,853,733
Loans, net of unearned income (1)	11,968,970	11,992,586	11,933,307	11,909,539
Accrued interest receivable	51,098	51,098	53,841	53,841
Other financial assets (1)	315,952	315,952	282,174	282,174
FINANCIAL LIABILITIES
Demand and savings deposits	$8,511,789	$8,511,789	$7,758,613	$7,758,613
Time deposits	4,013,950	4,056,247	4,629,968	4,677,494
Short-term borrowings	597,033	597,033	674,077	674,077
Accrued interest payable	25,686	25,686	33,333	33,333
Other financial liabilities (1)	69,816	69,816	80,250	80,250
FHLB advances and long-term debt	1,040,149	982,010	1,119,450	1,077,724

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

The estimated fair values of securities held to maturity as of December 31, 2011 and December 31, 2010 were generally based on quoted market prices, broker quotes or dealer quotes.
Estimated fair values for loans and time deposits were estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers for the same remaining maturities. Fair values estimated in this manner do not fully incorporate an exit price approach to fair value, as defined in FASB ASC Topic 820.
The fair value of FHLB advances and long-term debt was estimated by discounting the remaining contractual cash flows using a rate at which the Corporation could issue debt with a similar remaining maturity as of the balance sheet date. The fair values of commitments to extend credit and standby letters of credit are estimated to equal their carrying amounts.

NOTE Q – CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(in thousands)

	December 31			December 31
	2011	2010		2011	2010
ASSETS			LIABILITIES AND EQUITY
Cash	$59	$10	Long-term debt	$371,999	$381,976
Other assets	9,694	10,931	Payable to non-bank subsidiaries	24,144	253,338
Receivable from subsidiaries	18,752	14,974	Other liabilities	59,338	41,201
			Total Liabilities	455,481	676,515
Investments in:
Bank subsidiaries	2,067,415	1,963,412
Non-bank subsidiaries	352,100	567,577	Shareholders’ equity	1,992,539	1,880,389
Total Assets	$2,448,020	$2,556,904	Total Liabilities and Shareholders’ Equity	$2,448,020	$2,556,904

CONDENSED STATEMENTS OF INCOME

	2011	2010	2009
	(in thousands)
Income:
Dividends from subsidiaries	$91,325	$63,850	$157,900
Other	78,662	73,438	70,775
	169,987	137,288	228,675
Expenses	112,398	105,012	99,526
Income before income taxes and equity in undistributed net income of subsidiaries	57,589	32,276	129,149
Income tax benefit	(11,523)	(11,180)	(10,354)
	69,112	43,456	139,503
Equity in undistributed net income (loss) of:
Bank subsidiaries	80,908	78,146	18,596
Non-bank subsidiaries	(4,447)	6,730	(84,175)
Net Income	145,573	128,332	73,924
Preferred stock dividends and discount accretion	—	(16,303)	(20,169)
Net Income Available to Common Shareholders	$145,573	$112,029	$53,755

CONDENSED STATEMENTS OF CASH FLOWS

	2011	2010	2009
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$145,573	$128,332	$73,924
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	4,249	1,996	1,781
Decrease (increase) in other assets	2,086	(11,389)	6,489
Equity in undistributed net (income) loss of subsidiaries	(76,461)	(84,876)	65,579
Increase (decrease) in other liabilities and payable to non-bank subsidiaries	18,428	242,921	(35,312)
Total adjustments	(51,698)	148,652	38,537
Net cash provided by operating activities	93,875	276,984	112,461
Cash Flows From Investing Activities:
Investments in bank subsidiaries	(15,000)	(86,300)	(53,000)
Investments in non-bank subsidiaries	(41,125)	—	(10,000)
Line of credit to non-bank subsidiary	—	—	88,114
Net cash (used in) provided by investing activities	(56,125)	(86,300)	25,114
Cash Flows From Financing Activities:
Net decrease in short-term borrowings	—	—	(86,000)
Repayments of long-term debt	(10,619)	—	—
Redemption of preferred stock and common stock warrant	—	(387,300)	—
Net proceeds from issuance of common stock	6,835	231,510	7,419
Dividends paid	(33,917)	(35,003)	(58,913)
Net cash used in financing activities	(37,701)	(190,793)	(137,494)
Net Increase (Decrease) in Cash and Cash Equivalents	49	(109)	81
Cash and Cash Equivalents at Beginning of Year	10	119	38
Cash and Cash Equivalents at End of Year	$59	$10	$119

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2011, the company’s internal control over financial reporting is effective based on those criteria.

/s/ R. SCOTT SMITH, JR.
R. Scott Smith, Jr. Chairman and Chief Executive Officer

/s/ CHARLES J. NUGENT
Charles J. Nugent Senior Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Fulton Financial Corporation:

We have audited the accompanying consolidated balance sheets of Fulton Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited Fulton Financial Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fulton Financial Corporation's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention, or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent, or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fulton Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Fulton Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note A to the financial statements, the Company has changed its method of accounting for other-than-temporary impairment for debt securities in 2009, due to the adoption of FASB Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-than-Temporary Impairments,” which was codified as FASB ASC Subtopic 320-10.

/s/ KPMG LLP
Philadelphia, Pennsylvania
February 29, 2012

QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)
(in thousands, except per-share data)

	Three Months Ended
	Mar 31	Jun 30	Sep 30	Dec 31
FOR THE YEAR 2011
Interest income	$175,694	$174,935	$173,736	$169,333
Interest expense	36,131	34,290	32,243	30,874
Net interest income	139,563	140,645	141,493	138,459
Provision for credit losses	38,000	36,000	31,000	30,000
Other income	45,461	45,779	48,139	48,348
Other expenses	100,864	100,885	105,867	108,860
Income before income taxes	46,160	49,539	52,765	47,947
Income tax expense	12,375	13,154	13,441	11,868
Net income	$33,785	$36,385	$39,324	$36,079
Per common share data:
Net income (basic)	$0.17	$0.18	$0.20	$0.18
Net income (diluted)	0.17	0.18	0.20	0.18
Cash dividends	0.04	0.05	0.05	0.06
FOR THE YEAR 2010
Interest income	$190,588	$187,680	$185,356	$181,749
Interest expense	52,079	48,522	45,170	40,856
Net interest income	138,509	139,158	140,186	140,893
Provision for credit losses	40,000	40,000	40,000	40,000
Other income	37,797	44,150	52,616	47,757
Other expenses	99,559	100,343	102,329	106,094
Income before income taxes	36,747	42,965	50,473	42,556
Income tax expense	9,267	11,283	12,793	11,066
Net income	27,480	31,682	37,680	31,490
Preferred stock dividends and discount accretion	(5,065)	(5,066)	(6,172)	—
Net income available to common shareholders	$22,415	$26,616	$31,508	$31,490
Per common share data:
Net income (basic)	$0.13	$0.14	$0.16	$0.16
Net income (diluted)	0.13	0.14	0.16	0.16
Cash dividends	0.03	0.03	0.03	0.03

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Incorporated by reference herein is the information appearing under the headings “Information about Nominees, Directors and Independence Standards,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct,” “Procedure for Shareholder Nominations,” and “Other Board Committees” within the Corporation’s 2012 Proxy Statement. The information concerning executive officers required by this Item is provided under the caption “Executive Officers” within Item 1, Part I,“Business” in this Annual Report.
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

Item 11. Executive Compensation
Incorporated by reference herein is the information appearing under the headings “Information Concerning Compensation” and “Human Resources Interlocks and Insider Participation” within the Corporation’s 2012 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference herein is the information appearing under the heading “Security Ownership of Directors, Nominees, Management and Certain Beneficial Owners” within the Corporation’s 2012 Proxy Statement, and information appearing under the heading “Securities Authorized for Issuance under Equity Compensation Plans” within Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference herein is the information appearing under the headings “Related Person Transactions” and “Information about Nominees, Continuing Directors and Independence Standards” within the Corporation’s 2012 Proxy Statement, and the information appearing in “Note D - Loans and Allowance for Credit Losses,” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” in this Annual Report.

Item 14. Principal Accounting Fees and Services
Incorporated by reference herein is the information appearing under the heading “Relationship With Independent Public Accountants” within the Corporation’s 2012 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:

1.	Financial Statements — The following consolidated financial statements of Fulton Financial Corporation and subsidiaries are incorporated herein by reference in response to Item 8 above:
	(i)	Consolidated Balance Sheets - December 31, 2011 and 2010.
	(ii)	Consolidated Statements of Income - Years ended December 31, 2011, 2010 and 2009.
	(iii)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) - Years ended December 31, 2011, 2010 and 2009.
	(iv)	Consolidated Statements of Cash Flows - Years ended December 31, 2011, 2010 and 2009.
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

3.1
Articles of Incorporation, as amended and restated, of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Form 8-K dated June 24, 2011.

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

10.6
Employment Agreement between Fulton Financial Corporation and Craig A. Roda dated August 1, 2011 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated August 5, 2011.

10.7
Retention Bonus Agreement between Fulton Financial Corporation and R. Scott Smith dated September 28, 2011 - Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated September 30, 2011.

10.8	Form of Death Benefit Only Agreement to Senior Management – Incorporated by reference to Exhibit 10.9 of the Fulton Financial Corporation Annual Report on Form 10K dated March 1, 2007.
10.9	Fulton Financial Corporation 2004 Stock Option and Compensation Plan – Incorporated by reference to Exhibit 10.7 of the Fulton Financial Corporation Annual Report on Form 10-K dated March 1, 2010.
10.10
Form of Stock Option Agreement and Form of Restricted Stock Agreement between Fulton Financial Corporation and Officers of the Corporation as of July 1, 2008 – Incorporated by reference to Exhibits 10.1 and 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated June 20, 2008.

10.11	Form of Amendment to Stock Option Agreement for John M. Bond – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 22, 2006.
10.12
Amended and Restated Fulton Financial Corporation Employee Stock Purchase Plan – Incorporated by reference to Exhibit A to Fulton Financial Corporation’s definitive proxy statement, dated April 2, 2007.

10.13
Fulton Financial Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2008 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.14
Form of Supplemental Executive Retirement Plan – For Use with Executives with no Pre-2008 Accruals – Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.15
Form of Amended and Restated Supplemental Executive Retirement Plan - For Use with Executives with no Pre-2008 Accruals – Incorporated by reference to Exhibit 10.3 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.16
Form of Amended and Restated Supplemental Executive Retirement Plan – For Use with Executives First Covered After 2004 but Before 2008 – Incorporated by reference to Exhibit 10.4 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.17
Agreement between Fulton Financial Corporation and Fiserv Solutions, Inc. dated June 23, 2011. Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission. – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q dated August 8, 2011.

10.18
Letter agreement dated December 23, 2008 with the U.S. Department of the Treasury, including Securities Purchase Agreement – Standard Terms – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

10.19
Form of waiver required for senior executive officers in connection with sale of preferred stock under the Capital Purchase Program – between Senior Executive Officers and the United States Department of the Treasury – Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

10.20
Form of letter agreement with senior executive officers related to compensation, in conformity with the Capital Purchase Program – between Fulton Financial Corporation and Senior Executive Officers – Incorporated by reference to Exhibit 10.3 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

10.21
Form of executive letter agreement, related to the Capital Purchase Program compensation standards – between Fulton Financial Corporation and Senior Executive Officers or Most Highly Compensated Employees – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 24, 2009.

10.22
Fulton Financial Corporation Variable Compensation Plan Summary Description – Incorporated by reference to Exhibit 99.1 of the Fulton Financial Corporation Current Report on Form 8-K dated March 18, 2011.

10.23	Fulton Financial Corporation Directors' Equity Participation Plan – Incorporated by reference to Exhibit A to Fulton Financial Corporation’s definitive proxy statement, dated March 24, 2011.
10.24
Form of Restricted Stock Agreement betwen Fulton Financial Corporation and Directors of the Corporation as of July 1, 2011 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q dated August 8, 2011.

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

101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (ii) the Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009; (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and, (iv) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULTON FINANCIAL CORPORATION
(Registrant)

Dated:	February 29, 2012	By:	/S/ R. SCOTT SMITH, JR.
R. Scott Smith, Jr., Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ JEFFREY G. ALBERTSON, ESQ.	Director	February 29, 2012
Jeffrey G. Albertson, Esq.

/S/ JOE N. BALLARD	Director	February 29, 2012
Joe N. Ballard

/S/ JOHN M. BOND, JR.	Director	February 29, 2012
John M. Bond, Jr.

/S/ BETH ANN L. CHIVINSKI	Executive Vice President and Controller (Principal Accounting Officer)	February 29, 2012
Beth Ann L. Chivinski

/S/ CRAIG A. DALLY	Director	February 29, 2012
Craig A. Dally

/S/ PATRICK J. FREER	Director	February 29, 2012
Patrick J. Freer

Signature	Capacity	Date

/S/ RUFUS A. FULTON, JR.	Director	February 29, 2012
Rufus A. Fulton, Jr.

/S/ GEORGE W. HODGES	Director	February 29, 2012
George W. Hodges

/S/ WILLEM KOOYKER	Director	February 29, 2012
Willem Kooyker

/S/ DONALD W. LESHER, JR.	Director	February 29, 2012
Donald W. Lesher, Jr.

/S/ ALBERT MORRISON	Director	February 29, 2012
Albert Morrison, III

/S/ CHARLES J. NUGENT	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2012
Charles J. Nugent

/S/ R. SCOTT SMITH, JR.	Chairman and Chief Executive Officer (Principal Executive Officer)	February 29, 2012
R. Scott Smith, Jr.

/S/ GARY A. STEWART	Director	February 29, 2012
Gary A. Stewart

/S/ E. PHILIP WENGER	President and Chief Operating Officer	February 29, 2012
E. Philip Wenger

EXHIBIT INDEX
Exhibits Required Pursuant to Item 601 of Regulation S-K

3.1
Articles of Incorporation, as amended and restated, of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Form 8-K dated June 24, 2011.

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

10.6	10,600
Employment Agreement between Fulton Financial Corporation and Craig A. Roda dated August 1, 2011 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated August 5, 2011.

10.7	10,700
Retention Bonus Agreement between Fulton Financial Corporation and R. Scott Smith dated September 28, 2011 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated September 30, 2011.

10.8	10,800	Form of Death Benefit Only Agreement to Senior Management – Incorporated by reference to Exhibit 10.9 of the Fulton Financial Corporation Annual Report on Form 10K dated March 1, 2007.
10.9	10,900	Fulton Financial Corporation 2004 Stock Option and Compensation Plan – Incorporated by reference to Exhibit 10.7 of the Fulton Financial Corporation Annual Report on Form 10-K dated March 1, 2010.
10.10	10,100.00
Form of Stock Option Agreement and Form of Restricted Stock Agreement between Fulton Financial Corporation and Officers of the Corporation as of July 1, 2008 – Incorporated by reference to Exhibits 10.1 and 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated June 20, 2008.

10.11	10,110.00	Form of Amendment to Stock Option Agreement for John M. Bond – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 22, 2006.
10.12
Amended and Restated Fulton Financial Corporation Employee Stock Purchase Plan – Incorporated by reference to Exhibit A to Fulton Financial Corporation’s definitive proxy statement, dated April 2, 2007.

10.13	10,120
Fulton Financial Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2008 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.14	10,130
Form of Supplemental Executive Retirement Plan – For Use with Executives with no Pre-2008 Accruals – Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.15	10,140
Form of Amended and Restated Supplemental Executive Retirement Plan – For Use with Executives with no Pre-2008 Accruals – Incorporated by reference to Exhibit 10.3 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.16	10,150
Form of Amended and Restated Supplemental Executive Retirement Plan - For Use with Executives First Covered After 2004 but Before 2008 – Incorporated by reference to Exhibit 10.4 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.17	10,160
Agreement between Fulton Financial Corporation and Fiserv Solutions, Inc. dated June 23, 2011. Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission. – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q dated August 8, 2011.

10.18	10,170
Letter agreement dated December 23, 2008 with the U.S. Department of the Treasury, including Securities Purchase Agreement – Standard Terms – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

10.19	10,180
Form of waiver required for senior executive officers in connection with sale of preferred stock under the Capital Purchase Program – between Senior Executive Officers and the United States Department of the Treasury – Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

10.20
Form of letter agreement with senior executive officers related to compensation, in conformity with the Capital Purchase Program – between Fulton Financial Corporation and Senior Executive Officers – Incorporated by reference to Exhibit 10.3 of the Fulton Financial Corporation Current Report on Form 8-K dated December 23, 2008.

10.21
Form of executive letter agreement, related to the Capital Purchase Program compensation standards – between Fulton Financial Corporation and Senior Executive Officers or Most Highly Compensated Employees – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 24, 2009.

10.22
Fulton Financial Corporation Variable Compensation Plan Summary Description – Incorporated by reference to Exhibit 99.1 of the Fulton Financial Corporation Current Report on Form 8-K dated March 18, 2011.

10.23	Fulton Financial Corporation Directors' Equity Participation Plan – Incorporated by reference to Exhibit A to Fulton Financial Corporation’s definitive proxy statement, March 24, 2011.
10.24
Form of Restricted Stock Agreement betwen Fulton Financial Corporation and Directors of the Corporation as of July 1, 2011 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q dated August 8, 2011.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (ii) the Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009; (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and, (iv) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.