Form 10-Q
period 2012-03-31
FULTON FINANCIAL CORP
filed 2012-05-10
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012, or

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
Common Stock, $2.50 Par Value – 200,791,000 shares outstanding as of April 30, 2012.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2012

Item 1. Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and due from banks	$286,875	$292,598
Interest-bearing deposits with other banks	106,227	175,336
Loans held for sale	70,128	47,009
Investment securities:
Held to maturity (estimated fair value of $6,626 in 2012 and $6,699 in 2011)	6,608	6,669
Available for sale	3,082,799	2,673,298
Loans, net of unearned income	11,957,600	11,968,970
Less: Allowance for loan losses	(256,496)	(256,471)
Net Loans	11,701,104	11,712,499
Premises and equipment	215,756	212,274
Accrued interest receivable	51,247	51,098
Goodwill	535,980	536,005
Intangible assets	7,403	8,204
Other assets	472,095	655,518
Total Assets	$16,536,222	$16,370,508
LIABILITIES
Deposits:
Noninterest-bearing	$2,682,259	$2,588,034
Interest-bearing	9,658,463	9,937,705
Total Deposits	12,340,722	12,525,739
Short-term borrowings:
Federal funds purchased	585,547	253,470
Other short-term borrowings	379,003	343,563
Total Short-Term Borrowings	964,550	597,033
Accrued interest payable	27,674	25,686
Other liabilities	246,432	189,362
Federal Home Loan Bank advances and long-term debt	933,981	1,040,149
Total Liabilities	14,513,359	14,377,969
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 216.2 million shares issued in 2012 and 2011	540,594	540,386
Additional paid-in capital	1,423,875	1,423,727
Retained earnings	288,151	264,059
Accumulated other comprehensive income	12,109	7,955
Treasury stock, at cost, 15.9 million shares outstanding in 2012 and 16.0 million shares oustanding in 2011	(241,866)	(243,588)
Total Shareholders’ Equity	2,022,863	1,992,539
Total Liabilities and Shareholders’ Equity	$16,536,222	$16,370,508

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)

	Three Months Ended March 31
	2012	2011
INTEREST INCOME
Loans, including fees	$144,346	$149,496
Investment securities:
Taxable	18,661	21,807
Tax-exempt	2,701	3,175
Dividends	699	683
Loans held for sale	431	500
Other interest income	53	33
Total Interest Income	166,891	175,694
INTEREST EXPENSE
Deposits	16,250	23,286
Short-term borrowings	281	254
Long-term debt	11,665	12,591
Total Interest Expense	28,196	36,131
Net Interest Income	138,695	139,563
Provision for credit losses	28,000	38,000
Net Interest Income After Provision for Credit Losses	110,695	101,563
OTHER INCOME
Service charges on deposit accounts	14,842	13,305
Other service charges and fees	10,555	11,482
Mortgage banking income	10,050	5,463
Investment management and trust services	9,377	9,204
Other	5,605	3,722
Investment securities gains (losses), net:
Other-than-temporary impairment losses	—	(995)
Less: Portion of gain recognized in other comprehensive income (before taxes)	—	(296)
Net other-than-temporary impairment losses	—	(1,291)
Net gains on sales of investment securities	1,251	3,576
Investment securities gains, net	1,251	2,285
Total Other Income	51,680	45,461
OTHER EXPENSES
Salaries and employee benefits	60,360	54,308
Net occupancy expense	10,935	11,366
Data processing	3,688	3,372
Equipment expense	3,369	3,132
Operating risk loss	3,368	(462)
FDIC insurance expense	3,021	4,754
Other real estate owned and repossession expense	2,928	1,271
Professional fees	2,582	2,849
Marketing	2,472	2,836
Software	2,175	2,031
Intangible amortization	801	1,178
Other	15,012	14,229
Total Other Expenses	110,711	100,864
Income Before Income Taxes	51,664	46,160
Income taxes	13,532	12,375
Net Income	$38,132	$33,785

PER SHARE:
Net Income (Basic)	$0.19	$0.17
Net Income (Diluted)	0.19	0.17
Cash Dividends	0.07	0.04
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31
	2012	2011
	(in thousands)
Net Income	$38,132	$33,785
Other Comprehensive Income:
Unrealized gain on securities (net of a $2.5 million and $1.9 million tax effect in 2012 and 2011, respectively)	4,584	3,568
Non-credit related unrealized gain on other-than-temporarily impaired debt securities (net of a $73,000 and $134,000 tax effect in 2012 and 2011, respectively)	135	249
Unrealized gain on derivative financial instruments (net of an $18,000 tax effect in 2012 and 2011)	34	34
Amortization (accretion) of net unrecognized pension and postretirement plan items (net of a $115,000 and $6,000 tax effect in 2012 and 2011, respectively)	214	(12)
Reclassification adjustment for securities gains included in net income (net of a $438,000 and $800,000 tax effect in 2012 and 2011, respectively)	(813)	(1,485)
Other Comprehensive Income	4,154	2,354
Total Comprehensive Income	$42,286	$36,139

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(in thousands, except per-share data)

	Common Stock			Retained Earnings		Treasury Stock	Total
	Shares Outstanding	Amount	Additional Paid-in Capital		Accumulated Other Comprehensive Income

Balance at December 31, 2011	200,164	$540,386	$1,423,727	$264,059	$7,955	$(243,588)	$1,992,539
Net income				38,132			38,132
Other comprehensive income					4,154		4,154
Stock issued, including related tax benefits	190	208	(565)			1,722	1,365
Stock-based compensation awards			713				713
Common stock cash dividends - $0.07 per share				(14,040)			(14,040)
Balance at March 31, 2012	200,354	$540,594	$1,423,875	$288,151	$12,109	$(241,866)	$2,022,863

Balance at December 31, 2010	199,050	$538,492	$1,420,127	$158,453	$12,495	$(249,178)	$1,880,389
Net income				33,785			33,785
Other comprehensive income					2,354		2,354
Stock issued, including related tax benefits	141	177	(8)			1,062	1,231
Stock-based compensation awards			547				547
Common stock cash dividends - $0.04 per share				(7,984)			(7,984)
Balance at March 31, 2011	199,191	$538,669	$1,420,666	$184,254	$14,849	$(248,116)	$1,910,322

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$38,132	$33,785
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	28,000	38,000
Depreciation and amortization of premises and equipment	5,327	5,104
Net amortization of investment securities premiums	2,849	1,704
Investment securities gains	(1,251)	(2,285)
Net (increase) decrease in loans held for sale	(23,119)	53,037
Amortization of intangible assets	801	1,178
Stock-based compensation	713	547
Excess tax benefits from stock-based compensation	(3)	—
(Increase) decrease in accrued interest receivable	(149)	963
(Increase) decrease in other assets	(428)	14,626
Increase in accrued interest payable	1,988	1,059
Increase (decrease) in other liabilities	10,282	(6,362)
Total adjustments	25,010	107,571
Net cash provided by operating activities	63,142	141,356
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	183,685	411,196
Proceeds from maturities of securities held to maturity	75	92
Proceeds from maturities of securities available for sale	177,855	161,756
Purchase of securities held to maturity	(14)	(8)
Purchase of securities available for sale	(539,783)	(282,144)
Decrease (increase) in short-term investments	69,109	(49,996)
Net (increase) decrease in loans	(16,670)	17,757
Net purchases of premises and equipment	(8,809)	(5,458)
Net cash (used in) provided by investing activities	(134,552)	253,195
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand and savings deposits	(47,636)	210,068
Net decrease in time deposits	(137,381)	(190,039)
Increase (decrease) in short-term borrowings	367,517	(259,679)
Repayments of long-term debt	(106,168)	(83,761)
Net proceeds from issuance of stock	1,362	1,231
Excess tax benefits from stock-based compensation	3	—
Dividends paid	(12,010)	(5,972)
Net cash provided by (used in) financing activities	65,687	(328,152)

Net (Decrease) Increase in Cash and Due From Banks	(5,723)	66,399
Cash and Due From Banks at Beginning of Period	292,598	198,954
Cash and Due From Banks at End of Period	$286,875	$265,353

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$26,208	$35,072
Income taxes	4,169	145
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – Basis of Presentation
The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the Corporation) have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission (SEC).

NOTE B – Net Income Per Share
The Corporation’s basic net income per common share is calculated as net income divided by the weighted average number of common shares outstanding.
For diluted net income per common share, net income is divided by the weighted average number of common shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation’s common stock equivalents consist of outstanding stock options and restricted stock.
A reconciliation of weighted average common shares outstanding used to calculate basic net income per common share and diluted net income per common share follows for the three months ended March 31:

	2012	2011
	(in thousands)
Weighted average shares outstanding (basic)	199,492	198,599
Effect of dilutive securities	852	687
Weighted average shares outstanding (diluted)	200,344	199,286
For the three months ended March 31, 2012 and 2011, 5.2 million and 4.6 million stock options, respectively, were excluded from the diluted net income per share computation as their effect would have been anti-dilutive.

NOTE C – Accumulated Other Comprehensive Income
The following tables present changes in each component of accumulated other comprehensive income for the three months ended March 31, 2012 and 2011:

	Unrealized Gains on Investment Securities Not Other-Than-Temporarily Impaired	Unrealized Non-Credit Losses on Other-Than-Temporarily Impaired Debt Securities	Unrecognized Pension and Postretirement Plan Items	Unrealized Effective Portions of Losses on Forward-Starting Interest Rate Swaps	Total
	(in thousands)
Three months ended March 31, 2012
Balance at December 31, 2011	$27,054	$(1,011)	$(15,134)	$(2,954)	$7,955
Current-period other comprehensive income	3,771	135	214	34	4,154
Balance at March 31, 2012	$30,825	$(876)	$(14,920)	$(2,920)	$12,109
Three months ended March 31, 2011
Balance at December 31, 2010	$22,354	$(2,355)	$(4,414)	$(3,090)	$12,495
Current-period other comprehensive income (loss)	1,437	895	(12)	34	2,354
Balance at March 31, 2011	$23,791	$(1,460)	$(4,426)	$(3,056)	$14,849

NOTE D – Investment Securities
The following tables present the amortized cost and estimated fair values of investment securities:

Held to Maturity at March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government sponsored agency securities	$6,001	$—	$(21)	$5,980
State and municipal securities	179	—	—	179
Mortgage-backed securities	428	39	—	467
	$6,608	$39	$(21)	$6,626
Available for Sale at March 31, 2012
Equity securities	$110,336	$3,811	$(1,028)	$113,119
U.S. Government securities	330	—	—	330
U.S. Government sponsored agency securities	3,980	71	(1)	4,050
State and municipal securities	296,231	14,437	(36)	310,632
Corporate debt securities	132,686	6,235	(11,341)	127,580
Collateralized mortgage obligations	1,077,326	19,678	(419)	1,096,585
Mortgage-backed securities	1,174,146	33,126	(646)	1,206,626
Auction rate securities	241,682	151	(17,956)	223,877
	$3,036,717	$77,509	$(31,427)	$3,082,799

Held to Maturity at December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government sponsored agency securities	$5,987	$—	$(14)	$5,973
State and municipal securities	179	—	—	179
Mortgage-backed securities	503	44	—	547
	$6,669	$44	$(14)	$6,699
Available for Sale at December 31, 2011
Equity securities	$117,486	$2,383	$(2,819)	$117,050
U.S. Government securities	334	—	—	334
U.S. Government sponsored agency securities	3,987	87	(1)	4,073
State and municipal securities	306,186	15,832	—	322,018
Corporate debt securities	132,855	4,979	(14,528)	123,306
Collateralized mortgage obligations	982,851	19,186	(828)	1,001,209
Mortgage-backed securities	848,675	31,837	(415)	880,097
Auction rate securities	240,852	120	(15,761)	225,211
	$2,633,226	$74,424	$(34,352)	$2,673,298
Securities carried at $1.8 billion as of March 31, 2012 and December 31, 2011 were pledged as collateral to secure public and trust deposits and customer repurchase agreements. Available for sale equity securities include restricted investment securities issued by the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank totaling $79.7 million and $82.5 million as of March 31, 2012 and December 31, 2011, respectively.

The amortized cost and estimated fair values of debt securities as of March 31, 2012, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$179	$179	$55,804	$56,063
Due from one year to five years	6,001	5,980	42,008	43,985
Due from five years to ten years	—	—	151,445	162,134
Due after ten years	—	—	425,652	404,287
	6,180	6,159	674,909	666,469
Collateralized mortgage obligations	—	—	1,077,326	1,096,585
Mortgage-backed securities	428	467	1,174,146	1,206,626
	$6,608	$6,626	$2,926,381	$2,969,680
The following table presents information related to the Corporation’s gains and losses on the sales of equity and debt securities, and losses recognized for the other-than-temporary impairment of investments:

	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net Gains (Losses)
	(in thousands)
Three months ended March 31, 2012
Equity securities	$1,086	$—	$—	$1,086
Debt securities	165	—	—	165
Total	$1,251	$—	$—	$1,251
Three months ended March 31, 2011:
Equity securities	$5	$—	$(297)	$(292)
Debt securities	3,589	(18)	(994)	2,577
Total	$3,594	$(18)	$(1,291)	$2,285
The following table presents a summary of the cumulative credit related other-than-temporary impairment charges, recognized as components of earnings, for debt securities still held by the Corporation at March 31, 2012 and 2011:

	2012	2011
	(in thousands)
Balance of cumulative credit losses on debt securities, beginning of period	$(22,781)	$(27,560)
Additions for credit losses recorded which were not previously recognized as components of earnings	—	(994)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	89	37
Balance of cumulative credit losses on debt securities, end of period	$(22,692)	$(28,517)

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
U.S. Government sponsored agency securities	$197	$(1)	$5,379	$(21)	$5,576	$(22)
State and municipal securities	1,676	(36)	—	—	1,676	(36)
Corporate debt securities	9,503	(1,660)	37,877	(9,681)	47,380	(11,341)
Collateralized mortgage obligations	161,795	(419)	—	—	161,795	(419)
Mortgage-backed securities	201,971	(646)	—	—	201,971	(646)
Auction rate securities	14,574	(623)	193,699	(17,333)	208,273	(17,956)
Total debt securities	389,716	(3,385)	236,955	(27,035)	626,671	(30,420)
Equity securities	8,424	(761)	1,914	(267)	10,338	(1,028)
	$398,140	$(4,146)	$238,869	$(27,302)	$637,009	$(31,448)
For its investments in equity securities, particularly its investments in stocks of financial institutions, management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider those investments with unrealized holding losses as of March 31, 2012 to be other-than-temporarily impaired. As of March 31, 2012, the financial institutions stock portfolio had a cost basis of $24.0 million and a fair value of $26.8 million.
The unrealized holding losses on student loan auction rate securities, also known as auction rate certificates (ARCs), are attributable to liquidity issues resulting from the failure of periodic auctions. Fulton Financial Advisors (FFA), the investment management and trust division of the Corporation’s Fulton Bank, N.A. subsidiary, held ARCs for some of its customers’ accounts. FFA had previously purchased ARCs for customers as short-term investments with fair values that could be derived based on periodic auctions under normal market conditions. During 2008 and 2009, the Corporation purchased ARCs from customers due to the failure of these periodic auctions, which made these previously short-term investments illiquid.
As of March 31, 2012, approximately $173 million, or 77%, of the ARCs were rated above investment grade, with approximately $27 million, or 12%, AAA rated and $106 million, or 47%, AA rated. Approximately $51 million, or 23%, of ARCs were either not rated or rated below investment grade by at least one ratings agency. Of this amount, approximately $32 million, or 63%, of the student loans underlying these ARCs have principal payments which are guaranteed by the federal government. In total, approximately $203 million, or 91%, of the student loans underlying the ARCs have principal payments which are guaranteed by the federal government. As of March 31, 2012, all ARCs were current and making scheduled interest payments. Based on management’s evaluations, ARCs with a fair value of $223.9 million were not subject to any other-than-temporary impairment charges as of March 31, 2012. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.
The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the decline in market value of these securities is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation does not consider these investments to be other-than-temporarily impaired as of March 31, 2012.

The majority of the Corporation's available for sale corporate debt securities are issued by financial institutions. The following table presents the amortized cost and estimated fair values of corporate debt securities:

	March 31, 2012		December 31, 2011
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$83,935	$77,625	$83,899	$74,365
Subordinated debt	40,211	42,357	40,184	41,296
Pooled trust preferred securities	6,004	5,062	6,236	5,109
Corporate debt securities issued by financial institutions	130,150	125,044	130,319	120,770
Other corporate debt securities	2,536	2,536	2,536	2,536
Available for sale corporate debt securities	$132,686	$127,580	$132,855	$123,306

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $6.3 million at March 31, 2012. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities during the three months ended March 31, 2012 or 2011, respectively. The Corporation held 13 single-issuer trust preferred securities that were rated below investment grade by at least one ratings agency, with an amortized cost of $41.2 million and an estimated fair value of $40.6 million at March 31, 2012. The majority of the single-issuer trust preferred securities rated below investment grade were rated BB or Ba. Single-issuer trust preferred securities with an amortized cost of $7.8 million and an estimated fair value of $6.3 million at March 31, 2012 were not rated by any ratings agency.
The Corporation held ten pooled trust preferred securities as of March 31, 2012. Nine of these securities, with an amortized cost of $5.6 million and an estimated fair value of $4.7 million, were rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. For each of the nine pooled trust preferred securities rated below investment grade, the class of securities held by the Corporation was below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool. The Corporation determines the fair value of pooled trust preferred securities based on quotes provided by third-party brokers.
The amortized cost of pooled trust preferred securities is the purchase price of the securities, net of cumulative credit related other-than-temporary impairment charges, determined using an expected cash flows model. The most significant input to the expected cash flows model is the expected payment deferral rate for each pooled trust preferred security. The Corporation evaluates the financial metrics, such as capital ratios and non-performing asset ratios, of the individual financial institution issuers that comprise each pooled trust preferred security to estimate its expected deferral rate. The actual weighted average cumulative defaults and deferrals as a percentage of original collateral were approximately 39% as of March 31, 2012. The discounted cash flows modeling for pooled trust preferred securities held by the Corporation as of March 31, 2012 assumed, on average, an additional 15% expected deferral rate.
Based on management’s evaluations, corporate debt securities with a fair value of $127.6 million were not subject to any other-than-temporary impairment charges as of March 31, 2012. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be maturity.

NOTE E – Loans and Allowance for Credit Losses
Loans, Net of Unearned Income
Loans, net of unearned income are summarized as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Real-estate - commercial mortgage	$4,634,428	$4,602,596
Commercial - industrial, financial and agricultural	3,518,228	3,639,368
Real-estate - home equity	1,601,880	1,624,562
Real-estate - residential mortgage	1,176,947	1,097,192
Real-estate - construction	647,700	615,445
Consumer	308,495	318,101
Leasing and other	62,994	63,254
Overdrafts	13,782	15,446
Loans, gross of unearned income	11,964,454	11,975,964
Unearned income	(6,854)	(6,994)
Loans, net of unearned income	$11,957,600	$11,968,970
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
The Corporation’s established methodology for evaluating the adequacy of the allowance for loan losses considers both components of the allowance: (1) specific allowances allocated to loans evaluated for impairment under the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Section 310-10-35, and (2) allowances calculated for pools of loans measured for impairment under FASB ASC Subtopic 450-20.
Effective April 1, 2011, the Corporation revised and enhanced its allowance for credit loss methodology. The significant revisions to the methodology included: (1) a reduction in the amount of loans evaluated for impairment under FASB ASC Section 310-10-35, resulting in only non-accrual loans and certain troubled debt restructurings (TDRs) being identified as impaired; (2) more frequent, quarterly evaluations of impaired loans, including obtaining more timely third-party appraisals for commercial loans collateralized by real estate; and (3) the use of a detailed regression analysis to compute allocation needs for pools of loans measured for impairment under FASB ASC Section 450-20. The Corporation’s conclusion as of March 31, 2011 that its total allowance for credit losses of $271.2 million was sufficient to cover losses inherent in the loan portfolio did not change as a result of implementing its new allowance for credit loss methodology.
The development of the Corporation’s allowance for credit losses is based first on a segmentation of its loan portfolio by general loan type, or "portfolio segments," as presented in the table under the heading, "Loans, Net of Unearned Income," above. Certain portfolio segments are further disaggregated and evaluated collectively for impairment based on “class segments,” which are largely based on the type of collateral underlying each loan. For commercial loans, class segments include loans secured by collateral and unsecured loans. Construction loan class segments include loans secured by commercial real estate and loans secured by residential real estate. Consumer loan class segments are based on collateral types and include direct consumer installment loans and indirect automobile loans.

The following table presents the components of the allowance for credit losses:

	March 31, 2012	December 31, 2011
	(in thousands)
Allowance for loan losses	$256,496	$256,471
Reserve for unfunded lending commitments	1,641	1,706
Allowance for credit losses	$258,137	$258,177
The following table presents the activity in the allowance for credit losses for the three months ended March 31:

	2012	2011
	(in thousands)
Balance at beginning of period	$258,177	$275,498
Loans charged off	(30,259)	(45,529)
Recoveries of loans previously charged off	2,219	3,187
Net loans charged off	(28,040)	(42,342)
Provision for credit losses	28,000	38,000
Balance at end of period	$258,137	$271,156

The following tables present the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012 and 2011:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and overdrafts	Unallocated	Total
	(in thousands)
Three months ended March 31, 2012
Balance at December 31, 2011	$85,112	$74,896	$12,841	$22,986	$30,066	$2,083	$2,397	$26,090	$256,471
Loans charged off	(11,891)	(5,669)	(2,206)	(847)	(8,571)	(634)	(441)	—	(30,259)
Recoveries of loans previously charged off	816	636	20	73	64	350	260	—	2,219
Net loans charged off	(11,075)	(5,033)	(2,186)	(774)	(8,507)	(284)	(181)	—	(28,040)
Provision for loan losses (1)	7,615	9,893	2,428	2,639	9,627	(156)	1,058	(5,039)	28,065
Balance at March 31, 2012	$81,652	$79,756	$13,083	$24,851	$31,186	$1,643	$3,274	$21,051	$256,496

Three months ended March 31, 2011
Balance at December 31, 2010	$40,831	$101,436	$6,454	$17,425	$58,117	$4,669	$3,840	$41,499	$274,271
Loans charged off	(10,047)	(13,336)	(1,468)	(4,996)	(13,894)	(1,291)	(497)	—	(45,529)
Recoveries of loans previously charged off	1,535	391	1	44	563	309	344	—	3,187
Net loans charged off	(8,512)	(12,945)	(1,467)	(4,952)	(13,331)	(982)	(153)	—	(42,342)
Provision for loan losses (1)	16,239	11,689	669	7,102	10,705	1,049	(1,111)	(7,999)	38,343
Balance at March 31, 2011	$48,558	$100,180	$5,656	$19,575	$55,491	$4,736	$2,576	$33,500	$270,272

(1)
Provision for loan losses is gross of a $65,000 and $343,000 decrease, respectively, in provision applied to unfunded commitments for the three months ended March 31, 2012 and 2011. The total provision for credit losses, comprised of allocations for both funded and unfunded loans, was $28.0 million and $38.0 million for the three months ended March 31, 2012 and 2011, respectively.

The following tables present loans, net of unearned income and their related allowance for loan losses, by portfolio segment, as of March 31, 2012 and 2011:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and overdrafts	Unallocated (1)	Total
	(in thousands)
Allowance for loan losses at March 31, 2012
Measured for impairment under FASB ASC Subtopic 450-20	$50,619	$47,484	$9,549	$8,045	$17,551	$1,638	$3,253	$21,051	$159,190
Evaluated for impairment under FASB ASC Section 310-10-35	31,033	32,272	3,534	16,806	13,635	5	21	N/A	97,306
	$81,652	$79,756	$13,083	$24,851	$31,186	$1,643	$3,274	$21,051	$256,496

Loans, net of unearned income at March 31, 2012
Measured for impairment under FASB ASC Subtopic 450-20	$4,523,691	$3,441,018	$1,595,522	$1,136,199	$581,381	$308,487	$69,890	N/A	$11,656,188
Evaluated for impairment under FASB ASC Section 310-10-35	110,737	77,210	6,358	40,748	66,319	8	32	N/A	301,412
	$4,634,428	$3,518,228	$1,601,880	$1,176,947	$647,700	$308,495	$69,922	N/A	$11,957,600

Allowance for loan losses at March 31, 2011
Measured for impairment under FASB ASC Subtopic 450-20	$26,327	$36,709	$5,656	$15,288	$39,448	$4,736	$2,576	$33,500	$164,240
Evaluated for impairment under FASB ASC Section 310-10-35	22,231	63,471	—	4,287	16,043	—	—	N/A	106,032
	$48,558	$100,180	$5,656	$19,575	$55,491	$4,736	$2,576	$33,500	$270,272

Loans, net of unearned income at March 31, 2011
Measured for impairment under FASB ASC Subtopic 450-20	$4,224,868	$3,472,225	$1,620,340	$1,003,323	$629,359	$337,413	$60,051	N/A	$11,347,579
Evaluated for impairment under FASB ASC Section 310-10-35	167,811	220,443	—	18,928	118,447	—	—	N/A	525,629
	$4,392,679	$3,692,668	$1,620,340	$1,022,251	$747,806	$337,413	$60,051	N/A	$11,873,208

(1)
The Corporation’s unallocated allowance, which was approximately 8% and 12% as of March 31, 2012 and 2011, respectively, was reasonable and appropriate as the estimates used in the allocation process are inherently imprecise.

N/A – Not applicable.

Impaired Loans
A loan is considered to be impaired if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement.
An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. Impaired loans with balances greater than $1.0 million are evaluated individually for impairment. Impaired loans with balances less than $1.0 million are pooled and measured for impairment collectively. As of March 31, 2012 and December 31, 2011, substantially all of the Corporation’s individually evaluated impaired loans were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate in the case of impaired commercial mortgages, construction loans and residential mortgages, or business assets, such as accounts receivable or inventory, in the case of commercial loans. Commercial loans may also be secured by real property.
As of March 31, 2012 and 2011, approximately 82% and 57%, respectively, of impaired loans with principal balances greater than $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using certified third-party appraisals that had been updated within the preceding 12 months.
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

The following table presents total impaired loans by class segment:

							Three Months Ended		Three Months Ended
	March 31, 2012			December 31, 2011			March 31, 2012		March 31, 2011
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$54,397	$40,526	$—	$54,445	$46,768	$—	$43,647	$71	$54,346	$403
Commercial - secured	28,420	21,679	—	35,529	28,440	—	25,060	7	25,767	146
Commercial - unsecured	13	13	—	—	—	—	7	—	528	3
Real estate - home equity	500	500	—	—	—	—	350	—	—	—
Real estate - residential mortgage	491	491	—	199	199	—	246	2	13,665	43
Construction - commercial residential	66,370	30,492	—	62,822	31,233	—	30,863	25	32,406	178
Construction - commercial	3,597	3,143	—	3,604	3,298	—	3,221	2	2,909	20
	153,788	96,844		156,599	109,938		103,394	107	129,621	793
With a related allowance recorded:
Real estate - commercial mortgage	91,655	70,211	31,033	100,529	79,566	36,060	74,889	122	108,720	839
Commercial - secured	67,416	52,478	30,005	61,970	47,652	26,248	50,065	13	194,450	1,177
Commercial - unsecured	3,408	3,040	2,267	3,139	2,789	2,177	2,915	1	6,782	31
Real estate - home equity	5,858	5,858	3,534	5,294	5,294	3,076	5,576	—	15,664	90
Real estate - residential mortgage	40,257	40,257	16,806	39,918	39,918	16,295	40,088	390	91,482	435
Construction - commercial residential	42,751	28,492	11,886	41,176	25,632	11,287	27,062	22	2,901	17
Construction - commercial	5,201	3,020	1,065	3,221	1,049	506	2,035	2	—	—
Construction - other	1,172	1,172	684	1,127	1,127	663	1,150	1	—	—
Consumer - direct	8	8	5	368	368	228	188	—	—	—
Leasing and other and overdrafts	32	32	21	56	56	37	44	—	—	—
Total	257,758	204,568	97,306	256,798	203,451	96,577	204,012	551	419,999	2,589
	$411,546	$301,412	$97,306	$413,397	$313,389	$96,577	$307,406	$658	$549,620	$3,382

(1)
Effective April 1, 2011 all impaired loans, excluding certain accruing TDRs, were non-accrual loans. Interest income recognized for the three months ended March 31, 2012 represents amounts earned on accruing TDRs.

As of March 31, 2012 and December 31, 2011, there were $96.8 million and $109.9 million, respectively, of impaired loans that did not have a related allowance for loan loss. The estimated fair values of the collateral for these loans exceeded their carrying amount and, accordingly, no specific valuation allowance was considered to be necessary.

Credit Quality Indicators and Non-performing Assets

The following table presents internal credit risk ratings for commercial loans, commercial mortgages and certain construction loans, by class segment:

	Pass		Special Mention		Substandard or Lower		Total
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(in thousands)
Real estate - commercial mortgage	$4,127,388	$4,099,103	$169,227	$160,935	$337,813	$342,558	$4,634,428	$4,602,596
Commercial - secured	2,877,106	2,977,957	160,129	166,588	258,410	249,014	3,295,645	3,393,559
Commercial -unsecured	208,144	230,962	3,371	6,066	11,068	8,781	222,583	245,809
Total commercial - industrial, financial and agricultural	3,085,250	3,208,919	163,500	172,654	269,478	257,795	3,518,228	3,639,368
Construction - commercial residential	167,038	175,706	48,350	50,854	141,222	126,378	356,610	352,938
Construction - commercial	211,577	186,049	4,684	7,022	18,308	16,309	234,569	209,380
Total construction (excluding Construction - other)	378,615	361,755	53,034	57,876	159,530	142,687	591,179	562,318
	$7,591,253	$7,669,777	$385,761	$391,465	$766,821	$743,040	$8,743,835	$8,804,282
% of Total	86.8%	87.1%	4.4%	4.5%	8.8%	8.4%	100.0%	100.0%

The following table presents a summary of delinquency and non-performing status for home equity, residential mortgages, construction - other and consumer loans by class segment:

	Performing		Delinquent (1)		Non-performing (2)		Total
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(in thousands)
Real estate - home equity	$1,579,174	$1,601,722	$11,792	$11,633	$10,914	$11,207	$1,601,880	$1,624,562
Real estate - residential mortgage	1,121,395	1,043,733	32,536	37,123	23,016	16,336	1,176,947	1,097,192
Construction - other	54,424	49,593	843	2,341	1,254	1,193	56,521	53,127
Consumer - direct	31,529	34,263	505	657	407	518	32,441	35,438
Consumer - indirect	146,798	151,112	1,518	2,437	81	183	148,397	153,732
Consumer - other	122,518	122,894	2,793	3,354	2,346	2,683	127,657	128,931
Total consumer	300,845	308,269	4,816	6,448	2,834	3,384	308,495	318,101
Leasing and other and overdrafts	69,097	70,550	477	1,049	348	107	69,922	71,706
	$3,124,935	$3,073,867	$50,464	$58,594	$38,366	$32,227	$3,213,765	$3,164,688
% of Total	97.2%	97.1%	1.6%	1.9%	1.2%	1.0%	100.0%	100.0%

(1)	Includes all accruing loans 31 days to 89 days past due.

(2)	Includes all accruing loans 90 days or more past due and all non-accrual loans.
The following table presents non-performing assets:

	March 31, 2012	December 31, 2011
	(in thousands)
Non-accrual loans	$248,719	$257,761
Accruing loans greater than 90 days past due	35,270	28,767
Total non-performing loans	283,989	286,528
Other real estate owned (OREO)	33,516	30,803
Total non-performing assets	$317,505	$317,331

The following table presents TDRs, by portfolio segment:

	March 31, 2012	December 31, 2011
	(in thousands)
Real-estate - residential mortgage	$33,800	$32,331
Real-estate - commercial mortgage	28,153	22,425
Real-estate - construction	10,303	7,645
Commercial - industrial, financial and agricultural	4,075	3,581
Consumer	464	193
Total accruing TDRs	76,795	66,175
Non-accrual TDRs (1)	32,411	32,587
Total TDRs	$109,206	$98,762

(1)	Included within non-accrual loans in table detailing non-performing assets above.

As of March 31, 2012 and December 31, 2011, there were $150,000 and $1.7 million respectively, of commitments to lend additional funds to borrowers whose loans were modified under TDRs.

The following table presents loans modified as TDRs during the three months ended March 31, 2012 and classified as TDRs as of March 31, 2012, by class segment:

	Number of Loans	Recorded Investment
	(dollars in thousands)
Construction - commercial residential	3	$6,365
Real estate - residential mortgage	13	4,679
Commercial - secured	5	3,040
Real estate - commercial mortgage	4	5,669
Real estate - home equity	2	171
	27	$19,924

The following table presents loans modified as TDRs within the previous 12 months, and classified as TDRs as of March 31, 2012, which had a payment default during the three months ended March 31, 2012, by class segment:

	Number of Loans	Recorded Investment
	( dollars in thousands)
Construction - commercial residential	3	$7,550
Real estate - commercial mortgage	9	4,088
Real estate - residential mortgage	8	1,714
Commercial - secured	2	115
Real estate - home equity	2	239
	24	$13,706

The following table presents past due status and non-accrual loans by portfolio segment and class segment:

	March 31, 2012
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$13,925	$5,796	$5,564	$98,512	$104,076	$123,797	$4,510,631	$4,634,428
Commercial - secured	6,739	4,712	6,202	73,687	79,889	91,340	3,204,305	3,295,645
Commercial - unsecured	499	469	70	2,925	2,995	3,963	218,620	222,583
Total commercial - industrial, financial and agricultural	7,238	5,181	6,272	76,612	82,884	95,303	3,422,925	3,518,228
Real estate - home equity	8,826	2,966	5,167	5,747	10,914	22,706	1,579,174	1,601,880
Real estate - residential mortgage	22,838	9,698	15,274	7,742	23,016	55,552	1,121,395	1,176,947
Construction - commercial residential	2,329	478	—	52,372	52,372	55,179	301,431	356,610
Construction - commercial	—	—	128	6,163	6,291	6,291	228,278	234,569
Construction - other	171	672	82	1,172	1,254	2,097	54,424	56,521
Total real estate - construction	2,500	1,150	210	59,707	59,917	63,567	584,133	647,700
Consumer - direct	377	128	41	366	407	912	31,529	32,441
Consumer - indirect	1,211	307	81	—	81	1,599	146,798	148,397
Consumer - other	1,741	1,052	2,346	—	2,346	5,139	122,518	127,657
Total consumer	3,329	1,487	2,468	366	2,834	7,650	300,845	308,495
Leasing and other and overdrafts	388	89	315	33	348	825	69,097	69,922
	$59,044	$26,367	$35,270	$248,719	$283,989	$369,400	$11,588,200	$11,957,600

	December 31, 2011
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$11,167	$14,437	$4,394	$109,412	$113,806	$139,410	$4,463,186	$4,602,596
Commercial - secured	9,284	4,498	4,831	73,048	77,879	91,661	3,301,899	3,393,560
Commercial - unsecured	671	515	409	2,656	3,065	4,251	241,557	245,808
Total commercial - industrial, financial and agricultural	9,955	5,013	5,240	75,704	80,944	95,912	3,543,456	3,639,368
Real estate - home equity	7,439	4,194	5,714	5,493	11,207	22,840	1,601,722	1,624,562
Real estate - residential mortgage	23,877	13,246	8,502	7,834	16,336	53,459	1,043,733	1,097,192
Construction - commercial residential	2,372	4,824	1,656	53,420	55,076	62,272	290,665	352,937
Construction - commercial	31	—	128	4,347	4,475	4,506	204,875	209,381
Construction - other	2,341	—	66	1,127	1,193	3,534	49,593	53,127
Total real estate - construction	4,744	4,824	1,850	58,894	60,744	70,312	545,133	615,445
Consumer - direct	455	202	150	368	518	1,175	34,263	35,438
Consumer - indirect	1,997	440	183	—	183	2,620	151,112	153,732
Consumer - other	2,251	1,103	2,683	—	2,683	6,037	122,894	128,931
Total consumer	4,703	1,745	3,016	368	3,384	9,832	308,269	318,101
Leasing and other and overdrafts	925	124	51	56	107	1,156	70,550	71,706
	$62,810	$43,583	$28,767	$257,761	$286,528	$392,921	$11,576,049	$11,968,970

NOTE F – Mortgage Servicing Rights
The following table summarizes the changes in mortgage servicing rights (MSRs) for the three months ended March 31, which are included in other assets on the consolidated balance sheets:

	2012	2011
	(in thousands)
Amortized cost:
Balance at beginning of period	$34,666	$30,700
Originations of mortgage servicing rights	2,778	2,658
Amortization	(2,185)	(1,298)
Balance at end of period	$35,259	$32,060

Valuation allowance	$(1,550)	$(1,550)

Net MSRs at end of period	$33,709	30,510
MSRs represent the economic value of contractual rights to service mortgage loans that have been sold. Accordingly, actual and expected prepayments of the underlying mortgage loans can impact the value of MSRs.
The Corporation estimates the fair value of its MSRs by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections for mortgage-backed securities with rates and terms comparable to the loans underlying the MSRs. No adjustment to the valuation allowance was necessary as of March 31, 2012.

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
The Corporation also grants restricted stock to non-employee members of the board of directors under its 2011 Directors’ Equity Participation Plan (Directors’ Plan). Under the Directors’ Plan, the Corporation can grant equity awards to non-employee holding company and affiliate directors in the form of stock options, restricted stock or common stock.
The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income for the three months ended March 31:

	2012	2011
	(in thousands)
Stock-based compensation expense	$713	$547
Tax benefit	(159)	(136)
Stock-based compensation expense, net of tax	$554	$411

Stock option fair values are estimated through the use of the Black-Scholes valuation methodology as of the date of grant. Stock options carry terms of up to ten years. Restricted stock fair values are equal to the average trading price of the Corporation’s stock on the date of grant. Restricted stock awards earn dividends during the vesting period, which are forfeitable if the awards do not vest. Stock options and restricted stock under the Employee Option Plan have historically been granted annually and become fully vested over or after a three year vesting period. Restricted stock awards under the Directors' Plan generally vest one year from the date of grant. Certain events, as defined in the Employee Option Plan and Directors' Plan, result in the acceleration of the vesting of both stock options and restricted stock. As of March 31, 2012, the Employee Option Plan had 12.6 million shares reserved for future grants through 2013. On April 1, 2012, the Corporation granted approximately 471,000 stock options and 312,000 shares of restricted stock under its Employee Option Plan.

As of March 31, 2012, the Directors’ Plan had 490,000 shares reserved for future grants through 2021. On May 1, 2012, the

Corporation granted approximately 21,000 shares of restricted stock under its Directors’ Plan.

NOTE H – Employee Benefit Plans
The Corporation maintains a defined benefit pension plan (Pension Plan) for certain employees, which was curtailed effective January 1, 2008. Contributions to the Pension Plan are actuarially determined and funded annually, if required. Pension Plan assets are invested in: money markets; fixed income securities, including corporate bonds, U.S. Treasury securities and common trust funds; and equity securities, including common stocks and common stock mutual funds.
The Corporation currently provides medical and life insurance benefits under a postretirement benefits plan (Postretirement Plan) to certain retired full-time employees who were employees of the Corporation prior to January 1, 1998. Certain full-time employees may become eligible for these discretionary benefits if they reach retirement age while working for the Corporation.
The Corporation recognizes the funded status of its Pension Plan and Postretirement Plan on the consolidated balance sheets and recognizes the change in that funded status through other comprehensive income.
The net periodic benefit cost for the Corporation’s Pension Plan, as determined by consulting actuaries, consisted of the following components for the three months ended March 31:

	2012	2011
	(in thousands)
Service cost (1)	$39	$15
Interest cost	806	853
Expected return on plan assets	(808)	(837)
Net amortization and deferral	420	72
Net periodic benefit cost	$457	$103

(1)
The Pension Plan service cost recorded for the three months ended March 31, 2012 and 2011, respectively, was related to administrative costs associated with the plan and not due to the accrual of additional participant benefits.

The net periodic benefit cost for the Corporation’s Postretirement Plan, as determined by consulting actuaries, consisted of the following components for the three months ended March 31:

	2012	2011
	(in thousands)
Service cost	$53	$51
Interest cost	87	107
Expected return on plan assets	(1)	(1)
Net accretion and deferral	(91)	(91)
Net periodic benefit cost	$48	$66

NOTE I – Derivative Financial Instruments
In connection with its mortgage banking activities, the Corporation enters into commitments to originate certain fixed-rate residential mortgage loans for customers, also referred to as interest rate locks. In addition, the Corporation enters into forward commitments for the future sales or purchases of mortgage-backed securities to or from third-party counterparties to hedge the effect of changes in interest rates on the values of both the interest rate locks and mortgage loans held for sale. Forward sales commitments may also be in the form of commitments to sell individual mortgage loans at a fixed price at a future date. Both the interest rate locks and the forward commitments are accounted for as derivative financial instruments and are carried at fair value, determined as the amount that would be necessary to settle each derivative financial instrument at the balance sheet date. The amount necessary to settle each interest rate lock is based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. Gross derivative assets and liabilities are recorded within other assets and other liabilities, respectively, on the consolidated balance sheets, with changes in fair value during the period recorded within mortgage banking income on the consolidated statements of income. The other components of mortgage banking income are gains and losses on sales of mortgage loans, fair value adjustments on mortgage loans held for sale and servicing income, net of MSR amortization.

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	March 31, 2012		December 31, 2011
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers:
Positive fair values	$348,992	$4,717	$181,583	$3,888
Negative fair values	3,968	(30)	1,593	(10)
Net interest rate locks with customers		4,687		3,878
Forward Commitments:
Positive fair values	307,865	733	3,178	13
Negative fair values	46,956	(98)	173,208	(2,724)
Net forward commitments		635		(2,711)
Net derivative fair value asset		$5,322		$1,167

The following table presents a summary of the fair value gains and losses on derivative financial instruments for the three months ended March 31:

	2012	2011
	(in thousands)
Interest rate locks with customers	$809	$1,920
Forward commitments	3,346	(9,285)
Fair value gains (losses) on derivative financial instruments	$4,155	$(7,365)

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
The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Commitments to extend credit	$3,900,856	$3,803,532
Standby letters of credit	432,225	444,019
Commercial letters of credit	28,795	31,557
The Corporation records a reserve for unfunded lending commitments, which represents management’s estimate of losses associated with unused commitments to extend credit. See Note E, "Loans and Allowance for Credit Losses" for additional details.
Residential Lending
Residential mortgages are originated and sold by the Corporation through Fulton Mortgage Company, which operates as a division of each of the Corporation's subsidiary banks. Residential mortgage loans sold are primarily conforming, prime loans sold to government sponsored agencies such as the Federal National Mortgage Association (Fannie Mae). From 2004 to 2007, the Corporation's former Resource Bank subsidiary operated a national wholesale mortgage lending operation which sold non-prime loans to private investors.
The Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan or reimburse the investor for a credit loss incurred on a loan if it is determined that the representations and warranties have not been met. This generally results from an underwriting or documentation deficiency. As of March 31, 2012 and 2011, total outstanding repurchase requests totaled approximately $3.2 million and $2.4 million, respectively.
From 2000 to 2011, the Corporation sold loans to the FHLB under its Mortgage Partnership Finance Program (MPF Program). No loans have been sold under this program in 2012. The Corporation provided a "credit enhancement" for residential mortgage loans sold under the MPF Program whereby it would assume credit losses in excess of a defined "First Loss Account" (FLA) balance, up to specified amounts. The FLA is funded by the FHLB based on a percentage of the outstanding principal balance of loans sold. As of March 31, 2012, the unpaid principal balance of loans sold under the MPF Program was approximately $279 million. During the first quarter of 2012, credit losses under the MPF Program were projected to exceed the FLA, and, as a result, the Corporation recorded a $2.6 million reserve for expected credit losses related to loans sold under the MPF Program. This reserve was calculated based on delinquency status and estimated loss rates established through the Corporation's existing allowance for loan loss methodology.
As of March 31, 2012 and December 31, 2011, the reserve for losses on residential mortgage loans sold was $4.0 million and $1.5 million, respectively, including both reserves for credit losses under the MPF Program and reserves for representation and warranty exposures. Management believes that the reserves recorded as of March 31, 2012 are adequate. However, declines in collateral values, the identification of additional loans to be repurchased, or a deterioration of the FHLB portfolio's credit quality could necessitate additional reserves in the future.
Other Contingencies
The Corporation and its subsidiaries are involved in various legal proceedings in the ordinary course of the business of the Corporation. The Corporation evaluates the possible impact of pending litigation matters based on, among other factors, the advice of counsel, available insurance coverage and recorded liabilities and reserves for probable legal liabilities and costs. As of the date of this report, the Corporation believes that any liabilities, individually or in the aggregate, which may result from the final outcomes of pending proceedings are not expected to have a material adverse effect on the financial position, the operating results and/or the liquidity of the Corporation. However, litigation is often unpredictable and the actual results of litigation cannot be determined with certainty.

NOTE K – Fair Value Option
FASB ASC Subtopic 825-10 permits entities to measure many financial instruments and certain other items at fair value and requires certain disclosures for amounts for which the fair value option is applied. The Corporation has elected to measure mortgage loans held for sale at fair value to more accurately reflect the financial results of its mortgage banking activities in its consolidated financial statements. Derivative financial instruments related to these activities are also recorded at fair value, as noted within Note I, "Derivative Financial Instruments." The Corporation determines fair value for its mortgage loans held for sale based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. Changes in fair value during the period are recorded as components of mortgage banking income on the consolidated statements of income. Interest income earned on mortgage loans held for sale is recorded within interest income on the consolidated statements of income.
The following table presents a summary of the Corporation’s mortgage loans held for sale:

	March 31, 2012	December 31, 2011
	(in thousands)
Cost	$68,569	$45,324
Fair value	70,128	47,009
During the three months ended March 31, 2012, the Corporation recorded losses related to changes in fair values of mortgage loans held for sale of $126,000, compared to gains of $1.2 million for the three months ended March 31, 2011.

NOTE L – Fair Value Measurements
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

In May 2011, the FASB issued ASC Update 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." ASC Update 2011-04 amends fair value measurement and disclosure requirements in U.S. GAAP for the purpose of improving the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (IFRS). Among the amendments in ASC Update 2011-04 are expanded disclosure requirements that require companies to quantitatively disclose inputs used in recurring Level 3 fair value measurements and to disclose the sensitivity of fair value measurement to changes in unobservable inputs. Effective March 31, 2012, the Corporation adopted the provisions of ASC Update 2011-04 and, as such, has included the required disclosures related to Level 3 fair value measurements below.
Following is a summary of the Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$70,128	$—	$70,128
Available for sale investment securities:
Equity securities	33,430	—	—	33,430
U.S. Government securities	—	330	—	330
U.S. Government sponsored agency securities	—	4,050	—	4,050
State and municipal securities	—	310,632	—	310,632
Corporate debt securities	—	118,158	9,422	127,580
Collateralized mortgage obligations	—	1,096,585	—	1,096,585
Mortgage-backed securities	—	1,206,626	—	1,206,626
Auction rate securities	—	—	223,877	223,877
Total available for sale investments	33,430	2,736,381	233,299	3,003,110
Other financial assets	14,382	5,450	—	19,832
Total assets	$47,812	$2,811,959	$233,299	$3,093,070
Other financial liabilities	$14,382	$128	$—	$14,510

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$47,009	$—	$47,009
Available for sale investment securities:
Equity securities	34,586	—	—	34,586
U.S. Government securities	—	334	—	334
U.S. Government sponsored agency securities	—	4,073	—	4,073
State and municipal securities	—	322,018	—	322,018
Corporate debt securities	—	114,017	9,289	123,306
Collateralized mortgage obligations	—	1,001,209	—	1,001,209
Mortgage-backed securities	—	880,097	—	880,097
Auction rate securities	—	—	225,211	225,211
Total available for sale investments	34,586	2,321,748	234,500	2,590,834
Other financial assets	13,130	3,901	—	17,031
Total assets	$47,716	$2,372,658	$234,500	$2,654,874
Other financial liabilities	$13,130	$2,734	$—	$15,864

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

•
Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of March 31, 2012 and December 31, 2011 were measured as the price that secondary market investors were offering for loans with similar characteristics.

•
Available for sale investment securities – Included within this asset category are both equity and debt securities. Level 2 available for sale debt securities are valued by a third-party pricing service commonly used in the banking industry. The pricing service uses evaluated pricing models that vary based on asset class and incorporate available market information including quoted prices of investment securities with similar characteristics. Because many fixed income securities do not trade on a daily basis, evaluated pricing models use available information, as applicable, through processes such as benchmark yield curves, benchmarking of like securities, sector groupings, and matrix pricing.

Standard market inputs include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. For certain security types, additional inputs may be used, or some of the standard market inputs may not be applicable.

Management tests the values provided by the pricing service by obtaining securities prices from an alternative third-party source and comparing the results. This test is done for approximately 80% of the securities valued by the pricing service. Generally, differences by security in excess of 5% are researched to reconcile the difference.

▪
Equity securities – Equity securities consist of stocks of financial institutions ($26.8 million at March 31, 2012 and $27.9 million at December 31, 2011) and other equity investments ($6.6 million at March 31, 2012 and $6.7 million at December 31, 2011). These Level 1 investments are measured at fair value based on quoted prices for identical securities in active markets. Restricted equity securities issued by the FHLB and Federal Reserve Bank ($79.7 million at March 31, 2012 and $82.5 million at December 31, 2011) have been excluded from the preceding tables.

▪
U.S. Government securities/U.S. Government sponsored agency securities/State and municipal securities/Collateralized mortgage obligations/Mortgage-backed securities – These debt securities are classified as Level 2 investments. Fair values are determined by a third-party pricing service, as detailed above.

▪
Corporate debt securities – This category consists of subordinated debt issued by financial institutions ($42.4 million at March 31, 2012 and $41.3 million at December 31, 2011), single-issuer trust preferred securities issued by financial institutions ($77.6 million at March 31, 2012 and $74.4 million at December 31, 2011), pooled trust preferred securities issued by financial institutions ($5.1 million at March 31, 2012 and December 31, 2011) and other corporate debt issued by non-financial institutions ($2.5 million at March 31, 2012 and December 31, 2011).

Classified as Level 2 investments are the Corporation’s subordinated debt, other corporate debt issued by non-financial institutions and $73.2 million and $70.2 million of single-issuer trust preferred securities held at March 31, 2012 and December 31, 2011, respectively. These corporate debt securities are measured at fair value by a third-party pricing service, as detailed above.
Classified as Level 3 assets are the Corporation’s investments in pooled trust preferred securities and certain single-issuer trust preferred securities ($4.4 million at March 31, 2012 and $4.2 million at December 31, 2011). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.

•
Auction rate securities – Due to their illiquidity, ARCs are classified as Level 3 investments and are valued through the use of an expected cash flows model prepared by a third-party valuation expert. The assumptions used in preparing the expected cash flows model include estimates for coupon rates, time to maturity and market rates of return. The most significant unobservable input to the expected cash flows model is an assumed return to market liquidity sometime within the next three years. If the assumed return to market liquidity was lengthened beyond the next three years, this would result in a decrease in the fair value of these ARCs. Management tests Level 3 valuations for ARCs by performing a trend analysis of the market price and discount rate. Changes in the price and discount rates are compared to changes in market data, including bond ratings, parity ratios, balances and delinquency levels. Any inconsistencies are reconciled through discussions with the third-party valuation expert.

•
Other financial assets – Included within this asset category are: Level 1 assets, consisting of mutual funds that are held in trust for employee deferred compensation plans and measured at fair value based on quoted prices for identical securities in active markets; and Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors. The fair value of the Corporation’s interest rate locks and forward commitments are determined as the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See Note I, "Derivative Financial Instruments," for additional information.

•
Other financial liabilities – Included within this category are: Level 1 employee deferred compensation liabilities which represent amounts due to employees under the deferred compensation plans described under the heading “Other financial assets” above and Level 2 mortgage banking derivatives, described under the heading "Other financial assets" above.

The following tables present the changes in the Corporation’s assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011:

	2012
	Available for Sale Investment Securities
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARC Investments
	(in thousands)
Balance at December 31, 2011	$5,109	$4,180	$225,211
Unrealized adjustment to fair value (1)	177	178	(2,164)
Settlements - calls	(223)	—	(317)
(Premium amortization) discount accretion (2)	(1)	2	1,147
Balance at March 31, 2012	$5,062	$4,360	$223,877

	2011
Balance at December 31, 2010	$4,528	$8,583	$260,679
Transfer from Level 3 to Level 2 (3)	—	(800)
Realized adjustment to fair value (4)	(994)	—	—
Unrealized adjustment to fair value (1)	1,430	312	77
Settlement - calls	(147)	—	(5,523)
(Premium amortization) discount accretion (2)	(1)	(1)	1,180
Balance at March 31, 2011	$4,816	$8,094	$256,413

(1)
Pooled trust preferred securities, single-issuer trust preferred securities and ARCs are classified as available for sale investment securities; as such, the unrealized adjustment to fair value was recorded as an unrealized holding gain (loss) and included as a component of available for sale investment securities on the consolidated balance sheet.

(2)	Included as a component of net interest income on the consolidated statements of income.

(3)	During the three months ended March 31, 2011, one single-issuer trust preferred security with a fair value of $800,000 was reclassified as a Level 2 asset.

(4)
Realized adjustments to fair value represent credit related other-than-temporary impairment charges that were recorded as a reduction to investment securities gains on the consolidated statements of income.

Certain financial assets are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following tables present the Corporation’s financial assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheets:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$204,106	$204,106
Other financial assets	—	—	67,225	67,225
Total assets	$—	$—	$271,331	$271,331

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$216,812	$216,812
Other financial assets	—	—	63,919	63,919
Total assets	$—	$—	$280,731	$280,731
The valuation techniques used to measure fair value for the items in the tables above are as follows:

•
Net loans – This category consists of loans that were evaluated for impairment under FASB ASC Section 310-10-35 and have been classified as Level 3 assets. The amount shown is the balance of impaired loans, net of the related allowance for loan losses. See Note E, "Loans and Allowance for Credit Losses," for additional details.

•
Other financial assets – This category includes OREO ($33.5 million at March 31, 2012 and $30.8 million at December 31, 2011) and MSRs, net of the MSR valuation reserve ($33.7 million at March 31, 2012 and $33.1 million at December 31, 2011), both classified as Level 3 assets.

Fair values for OREO were based on estimated selling prices less estimated selling costs for similar assets in active markets.
MSRs are initially recorded at fair value upon the sale of residential mortgage loans, which the Corporation continues to service, to secondary market investors. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation. Significant inputs to the valuations include expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections for mortgage-backed securities with rates and terms comparable to the loans underlying the MSRs. The annual constant prepayment rates used in the March 31, 2012 discounted cash flows valuation ranged from 11.0% to 18.5%, and were based on the weighted average remaining term of loans in each stratum.
As required by FASB ASC Section 825-10-50, the following table details the book values and estimated fair values of the Corporation’s financial instruments as of March 31, 2012 and December 31, 2011. In addition, a general description of the methods and assumptions used to estimate such fair values is also provided.
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

	March 31, 2012		December 31, 2011
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$286,875	$286,875	$292,598	$292,598
Interest-bearing deposits with other banks	106,227	106,227	175,336	175,336
Loans held for sale (1)	70,128	70,128	47,009	47,009
Securities held to maturity	6,608	6,626	6,669	6,699
Securities available for sale (1)	3,082,799	3,082,799	2,673,298	2,673,298
Loans, net of unearned income (1)	11,957,600	11,793,170	11,968,970	11,992,586
Accrued interest receivable	51,247	51,247	51,098	51,098
Other financial assets (1)	138,327	138,327	315,952	315,952
FINANCIAL LIABILITIES
Demand and savings deposits	$8,464,151	$8,464,151	$8,511,789	$8,511,789
Time deposits	3,876,571	3,917,020	4,013,950	4,056,247
Short-term borrowings	964,550	964,550	597,033	597,033
Accrued interest payable	27,674	27,674	25,686	25,686
Other financial liabilities (1)	122,118	122,118	69,816	69,816
Federal Home Loan Bank advances and long-term debt	933,981	876,401	1,040,149	982,010

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
The estimated fair values of securities held to maturity as of March 31, 2012 and December 31, 2011 were based on quoted market prices. The estimated fair value of securities would be categorized within Level 2 assets under FASB ASC Topic 820.
Estimated fair values for loans and time deposits were estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers for the same remaining maturities. Fair values estimated in this manner do not fully incorporate an exit price approach to fair value, as defined in FASB ASC Topic 820.
The fair value of FHLB advances and long-term debt was estimated by discounting the remaining contractual cash flows using a rate at which the Corporation could issue debt with a similar remaining maturity as of the balance sheet date. The estimated fair value of these borrowings would be categorized within Level 2 assets under FASB ASC Topic 820.
The fair values of commitments to extend credit and standby letters of credit are estimated to equal their carrying amounts.

NOTE M – Reclassifications

Certain amounts in the 2011 consolidated financial statements and notes have been reclassified to conform to the 2012 presentation.

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

FORWARD-LOOKING STATEMENTS
The Corporation has made, and may continue to make, certain forward-looking statements with respect to its financial condition and results of operations. Many factors could affect future financial results including, without limitation: the impact of adverse changes in the economy and real estate markets; increases in non-performing assets which may reduce the level of earning assets and require the Corporation to increase the allowance for credit losses, charge-off loans and incur elevated collection and carrying costs related to such non-performing assets; acquisition and growth strategies; market risk; changes or adverse developments in political or regulatory conditions; a disruption in, or abnormal functioning of, credit and other markets, including the lack of or reduced access to markets for mortgages and other asset-backed securities and for commercial paper and other short-term borrowings; changes in the levels of, or methodology for determining, FDIC deposit insurance premiums and assessments; the effect of competition and interest rates on net interest margin and net interest income; investment strategy and other income growth; investment securities gains and losses; declines in the value of securities which may result in charges to earnings; changes in rates of deposit and loan growth or a decline in loans originated; relative balances of risk-sensitive assets to risk-sensitive liabilities; salaries and employee benefits and other expenses; amortization of intangible assets; goodwill impairment; capital and liquidity strategies; and other financial and business matters for future periods. Do not unduly rely on forward-looking statements. Forward-looking statements can be identified by the use of words such as "may," "should," "will," "could," "estimates," "predicts," "potential," "continue," "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions which are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties, some of which are beyond the Corporation’s control and ability to predict, that could cause actual results to differ materially from those expressed in the forward-looking statements. The Corporation undertakes no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS
Summary Financial Results
The Corporation generates the majority of its revenue through net interest income, or the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and/or maintaining or increasing the net interest margin, which is net interest income (fully taxable-equivalent, or FTE) as a percentage of average interest-earning assets. The Corporation also generates revenue through fees earned on the various services and products offered to its customers and through sales of assets, such as loans, investments or properties. Offsetting these revenue sources are provisions for credit losses, operating expenses and income taxes.

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	As of or for the Three months ended March 31
	2012	2011
Income before income taxes (in thousands)	$51,664	$46,160
Net income (in thousands)	$38,132	$33,785
Diluted net income per share (1)	$0.19	$0.17
Return on average assets	0.94%	0.85%
Return on average common equity (2)	7.61%	7.21%
Return on average tangible common equity (3)	10.56%	10.36%
Net interest margin (4)	3.85%	3.91%
Non-performing assets to total assets	1.92%	2.22%
Net charge-offs to average loans	0.94%	1.42%

(1)	Net income divided by diluted weighted average common shares outstanding.

(2)	Net income divided by average common shareholders’ equity.

(3)	Net income, as adjusted for intangible asset amortization (net of tax), divided by average common shareholders’ equity, net of goodwill and intangible assets.

(4)	Presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion.
The Corporation’s income before income taxes for the first quarter of 2012 increased $5.5 million, or 11.9%, from the same period in 2011. The increase in income before taxes was mainly due to a $10.0 million decrease in the provision for credit losses and a $4.6 million increase in mortgage banking income, partially offset by a $6.1 million increase in salaries and employee benefits and a $3.5 million increase in estimated losses on previously sold residential mortgages.
Asset quality and net interest income continue to be key drivers of financial performance for the Corporation, and the industry in general. During the first quarter of 2012, mortgage banking activities were also significant. The following is a brief overview of each of these areas.
Asset Quality - During the first quarter of 2012, economic conditions improved throughout most of the Corporation's markets. As noted above, the Corporation's provision for credit losses decreased $10.0 million, or 26.3%, to $28.0 million for the first quarter of 2012 as compared to $38.0 million for the first quarter of 2011, due to an improvement in credit quality. Non-performing loans, overall delinquency rates and net loans charged off all improved in the first quarter 2012 in comparison to the same period in 2011.
Mortgage Banking Operations - During the first quarter of 2012, mortgage banking income increased $4.6 million, or 84.0%, with gains on sales of mortgage loans increasing $5.2 million, or 113.0%. The increase in gains on sales of mortgage loans was due to a $287.4 million, or 87.5%, increase in new commitments and a slight increase in pricing spreads. The increase in new commitments was largely due to an increase in refinances in the persistent low interest rate environment.
Estimated losses on residential mortgage loans previously originated and sold by the Corporation increased $3.5 million in comparison to the first quarter of 2011. During the first quarter of 2012, the Corporation recorded a $2.6 million charge due to an exposure in one specific investor program with the Federal Home Loan Bank (FHLB). Under this program, the Corporation provided a “credit enhancement” for residential mortgage loans sold, whereby it was responsible for credit losses above defined levels, up to specified amounts. As of March 31, 2012, the unpaid principal balance of loans sold under the program was approximately $279 million. During the first quarter of 2012, credit losses under the program were projected to exceed defined levels and, as a result, the Corporation recorded a reserve for estimated credit losses as of March 31, 2012. See Note J, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for additional details.
Net Interest Income and Net Interest Margin - Net interest income decreased $868,000, or 0.6%, in the first quarter of 2012 in comparison to the first quarter of 2011. This decrease was driven by a 6 basis point, or 1.5%, decrease in the net interest margin, from 3.91% in the first quarter of 2011 to 3.85% in the first quarter of 2012. In addition, an increase in net premium amortization on mortgage-backed securities due to higher prepayments contributed 2 basis points to the decrease in net interest margin.
The continuing low interest rate environment has resulted in a decline in yields on earning assets, partially offset by the positive impact of lower funding costs as deposits and borrowings mature and are replaced with lower cost funds.

Quarter Ended March 31, 2012 compared to the Quarter Ended March 31, 2011
Net Interest Income
FTE net interest income decreased $600,000, or 0.4%, from $143.5 million in the first quarter of 2011 to $142.9 million in the first quarter of 2012. This decrease was primarily due to a decrease in net interest margin, offset by the effect of an additional day in the first quarter of 2012 as compared to the same period in 2011.
Net interest margin decreased 6 basis points, or 1.5%, from 3.91% for the first quarter of 2011 to 3.85% for the first quarter of 2012. The decrease in net interest margin was due to the net effect of a 29 basis point, or 5.9%, decrease in yields on interest-earning assets and a 25 basis point, or 20.2%, decrease in funding costs.

The following table provides a comparative average balance sheet and net interest income analysis for the first quarter of 2012 as compared to the same period in 2011. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Three months ended March 31
	2012			2011
ASSETS	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Interest-earning assets:
Loans, net of unearned income (2)	$11,978,972	$147,046	4.94%	$11,921,442	$151,686	5.15%
Taxable investment securities (3)	2,402,158	18,661	3.11	2,331,323	21,807	3.75
Tax-exempt investment securities (3)	294,724	4,157	5.64	344,457	4,885	5.67
Equity securities (3)	115,593	780	2.71	132,841	752	2.28
Total investment securities	2,812,475	23,598	3.36	2,808,621	27,444	3.91
Loans held for sale	40,478	431	4.26	45,418	500	4.41
Other interest-earning assets	101,570	53	0.21	66,381	33	0.20
Total interest-earning assets	14,933,495	171,128	4.61%	14,841,862	179,663	4.90%
Noninterest-earning assets:
Cash and due from banks	263,128			260,395
Premises and equipment	212,567			207,389
Other assets	1,102,868			1,102,543
Less: Allowance for loan losses	(266,092)			(282,017)
Total Assets	$16,245,966			$16,130,172
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$2,464,452	$1,036	0.17%	$2,322,098	$1,436	0.25%
Savings deposits	3,341,035	1,810	0.22	3,282,790	3,358	0.41
Time deposits	3,951,908	13,404	1.36	4,532,528	18,492	1.65
Total interest-bearing deposits	9,757,395	16,250	0.67	10,137,416	23,286	0.93
Short-term borrowings	728,102	281	0.15	622,662	254	0.16
FHLB advances and long-term debt	983,304	11,665	4.76	1,061,523	12,591	4.78
Total interest-bearing liabilities	11,468,801	28,196	0.99%	11,821,601	36,131	1.24%
Noninterest-bearing liabilities:
Demand deposits	2,565,089			2,238,200
Other	195,465			170,930
Total Liabilities	14,229,355			14,230,731
Shareholders’ equity	2,016,611			1,899,441
Total Liabilities and Shareholders’ Equity	$16,245,966			$16,130,172
Net interest income/net interest margin (FTE)		142,932	3.85%		143,532	3.91%
Tax equivalent adjustment		(4,237)			(3,969)
Net interest income		$138,695			$139,563

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and interest expense due to changes in average balances (volume) and changes in rates:

	2012 vs. 2011 Increase (decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$620	$(5,260)	$(4,640)
Taxable investment securities	636	(3,782)	(3,146)
Tax-exempt investment securities	(729)	1	(728)
Equity securities	(106)	134	28
Loans held for sale	(56)	(13)	(69)
Other interest-earning assets	19	1	20
Total interest income	$384	$(8,919)	$(8,535)
Interest expense on:
Demand deposits	$86	$(486)	$(400)
Savings deposits	60	(1,608)	(1,548)
Time deposits	(2,191)	(2,897)	(5,088)
Short-term borrowings	27	—	27
FHLB advances and long-term debt	(1,002)	76	(926)
Total interest expense	$(3,020)	$(4,915)	$(7,935)
Note: Changes which are attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.
As summarized above, $8.9 million of the decline in FTE interest income was the result of a 29 basis point, or 5.9%, decrease in average yields, partially offset by a $384,000 increase due to a $91.6 million, or 0.6%, increase in average interest-earning assets.
Average loans, by type, are summarized in the following table:

	Three months ended March 31		Increase (decrease)
	2012	2011	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$4,617,507	$4,385,072	$232,435	5.3%
Commercial – industrial, financial and agricultural	3,585,520	3,707,081	(121,561)	(3.3)
Real estate – home equity	1,611,565	1,628,550	(16,985)	(1.0)
Real estate – residential mortgage	1,137,625	1,017,439	120,186	11.8
Real estate – construction	641,574	779,556	(137,982)	(17.7)
Consumer	311,592	341,247	(29,655)	(8.7)
Leasing and other	73,589	62,497	11,092	17.7
Total	$11,978,972	$11,921,442	$57,530	0.5%
Geographically, the $232.4 million, or 5.3%, increase in commercial mortgages was throughout all of the Corporation’s markets, led by increases in Pennsylvania ($167.8 million, or 7.3%), Maryland ($29.9 million, or 7.6%) and New Jersey ($17.2 million, or 1.4%).
The $120.2 million, or 11.8%, increase in residential mortgages was largely due to the Corporation’s retention in portfolio of certain 10 and 15 year fixed rate mortgages and certain adjustable rate mortgages, primarily during the fourth quarter of 2011.
Geographically, the $138.0 million, or 17.7%, decline in construction loans was in the Corporation’s Maryland ($47.9 million, or 33.5%), Virginia ($44.7 million, or 26.0%), New Jersey ($29.6 million, or 23.4%) and Pennsylvania ($18.4 million, or 5.8%) markets.
Geographically, the $121.6 million, or 3.3%, decrease in commercial loans was in the Corporation's Virginia ($67.5 million, or

25.7%), New Jersey ($45.6 million, or 8.2%) and Maryland ($19.9 million, or 5.8%) markets, partially offset by an increase in Pennsylvania ($10.7 million, or 0.4%). The $29.7 million, or 8.7%, decrease in consumer loans was due to a $15.0 million decrease in direct consumer loans and a $14.7 million decrease in the indirect automobile loan portfolio.
The average yield on loans decreased 21 basis points, or 4.1%, from 5.15% in 2011 to 4.94% in 2012. The decrease in average yields on loans was attributable to repayments of higher-yielding loans and declining average rates on fixed. Adjustable rate loans which, unlike floating rate loans, have a lagged repricing effect.
Average investments were essentially unchanged at $2.8 billion. Taxable investment securities increased $70.8 million, or 3.0%, due to favorable conditions during the first quarter of 2012 for the purchase of mortgage-backed securities and collateralized mortgage obligations. The increase in taxable investment securities was offset by a $49.7 million, or 14.4%, decrease in average tax-exempt investment securities due to calls and maturities and a $17.2 million, or 13.0%, decrease in equity securities.
The average yield on investment securities decreased 55 basis points, or 14.1%, from 3.91% in 2011 to 3.36% in 2012, as the reinvestment of cash flows and purchases of taxable investment securities were at yields that were lower than the overall portfolio yield. Also contributing 14 basis points to the decrease in investment yield was an increase in net premium amortization of $1.0 million, or 32.9%, due to higher prepayments on mortgage-backed securities.
Interest expense decreased $7.9 million, or 22.0%, to $28.2 million in the first quarter of 2012 from $36.1 million in the first quarter of 2011. Interest expense decreased $4.9 million due to a 25 basis point, or 20.2%, decrease in the average cost of total interest-bearing liabilities. Interest expense decreased an additional $3.0 million as a result of a $352.8 million, or 3.0%, decline in average interest-bearing liabilities.
Average deposits, by type, are summarized in the following table:

	Three months ended March 31		Increase (decrease)
	2012	2011	$	%
	(dollars in thousands)
Noninterest-bearing demand	$2,565,089	$2,238,200	$326,889	14.6%
Interest-bearing demand	2,464,452	2,322,098	142,354	6.1
Savings	3,341,035	3,282,790	58,245	1.8
Total demand and savings	8,370,576	7,843,088	527,488	6.7
Time deposits	3,951,908	4,532,528	(580,620)	(12.8)
Total deposits	$12,322,484	$12,375,616	$(53,132)	(0.4)%
Total demand and savings accounts increased $527.5 million, or 6.7%, primarily due to industry trends and increased promotional efforts by the Corporation during the first quarter of 2012 in comparison to the first quarter of 2011. The increase in noninterest-bearing account balances was primarily due to a $263.3 million, or 16.7%, increase in business account balances due, in part, to businesses maintaining higher balances to offset service fees, as well as a migration away from the Corporation’s cash management products due to low interest rates. Also contributing to the increase was a $46.0 million, or 8.1%, increase in personal account balances. The $142.4 million, or 6.1%, increase in interest-bearing demand account balances was largely due to a $95.2 million, or 7.1%, increase in personal account balances, a result of customers’ migration away from certificates of deposit. Also contributing to the increase was a $34.9 million, or 3.9%, increase in municipal account balances. The $58.2 million, or 1.8%, increase in savings account balances was due to a $96.3 million, or 18.9%, increase in municipal account balances, partially offset by a $20.9 million, or 2.6%, decrease in business account balances and a $17.1 million, or 0.9%, decrease in personal account balances.

The decrease in time deposits was almost entirely due to customer certificates of deposit, which decreased $574.9 million, or 12.7%, with the remaining $5.8 million decrease in brokered certificates of deposit. The decrease in customer certificates of deposit was in accounts with original maturity terms of less than three years ($585.1 million, or 17.4%) and jumbo certificates of deposit ($53.2 million, or 21.9%), partially offset by increases in longer-term certificates of deposit with original maturity terms of greater than three years. As noted above, the decrease in customer certificates of deposit was due to customers migrating funds to interest-bearing demand accounts in the current low interest rate environment, as well as the Corporation not competing aggressively for time deposit balances, as a result of its favorable overall liquidity position.
The average cost of interest-bearing deposits decreased 26 basis points, or 28.0%, from 0.93% in 2011 to 0.67% in 2012 due to a reduction in rates paid on interest-bearing demand and savings deposits and the repricing of time deposits to lower rates. Since April 1, 2011, excluding early redemptions, approximately $3.4 billion of time deposits matured at a weighted average rate of 1.12%, while approximately $3.1 billion of time deposits were issued at a weighted average rate of 0.61%.

The following table summarizes changes in average short-term and long-term borrowings, by type:

	Three months ended March 31		Increase (decrease)
	2012	2011	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$200,542	$212,931	$(12,389)	(5.8)%
Customer short-term promissory notes	155,071	190,385	(35,314)	(18.5)
Total short-term customer funding	355,613	403,316	(47,703)	(11.8)
Federal funds purchased and other	372,489	219,346	153,143	69.8
Total short-term borrowings	728,102	622,662	105,440	16.9
Long-term debt:
FHLB advances	612,451	677,910	(65,459)	(9.7)
Other long-term debt	370,853	383,613	(12,760)	(3.3)
Total long-term debt	983,304	1,061,523	(78,219)	(7.4)
Total	$1,711,406	$1,684,185	$27,221	1.6%
The $47.7 million, or 11.8%, decrease in short-term customer funding was primarily due to customers transferring funds from the cash management program to deposit products due to the low interest rate environment. The $153.1 million, or 69.8%, increase in Federal funds purchased and other short-term borrowings was due to the Corporation's purchase of investment securities during the first quarter of 2012, the increase in average loans and the decrease in average deposits. The $65.5 million decrease in FHLB advances was due to maturities, which were not replaced with new advances.

Provision for Credit Losses and Allowance for Credit Losses
The following table presents the activity in the allowance for credit losses:

	Three months ended March 31
	2012	2011
	(dollars in thousands)
Loans, net of unearned income, outstanding at end of period	$11,957,600	$11,873,208
Daily average balance of loans, net of unearned income	$11,978,972	$11,921,442

Balance of allowance for credit losses at beginning of period	$258,177	$275,498
Loans charged off:
Real estate – commercial mortgage	11,891	10,047
Real estate – construction	8,571	13,894
Commercial – industrial, financial and agricultural	5,669	13,336
Real estate – home equity	2,206	1,468
Real estate – residential mortgage	847	4,996
Consumer	634	1,291
Leasing and other	441	497
Total loans charged off	30,259	45,529
Recoveries of loans previously charged off:
Real estate – commercial mortgage	816	1,535
Real estate – construction	64	563
Commercial – industrial, financial and agricultural	636	391
Real estate – home equity	20	1
Real estate – residential mortgage	73	44
Consumer	350	309
Leasing and other	260	344
Total recoveries	2,219	3,187
Net loans charged off	28,040	42,342
Provision for credit losses	28,000	38,000
Balance of allowance for credit losses at end of period	$258,137	$271,156
Components of the Allowance for Credit Losses:
Allowance for loan losses	$256,496	$270,272
Reserve for unfunded lending commitments	1,641	884
Allowance for credit losses	$258,137	$271,156
Selected Ratios:
Net charge-offs to average loans (annualized)	0.94%	1.42%
Allowance for credit losses to loans outstanding	2.16%	2.28%
The provision for credit losses was $28.0 million for the first quarter of 2012, a decrease of $10.0 million, or 26.3%, from the first quarter of 2011. The decrease in the provision for credit losses was due to the continuing improvement in the Corporation’s credit quality metrics, including a reduction in the level of non-performing loans and overall delinquency.
Net charge-offs decreased $14.3 million, or 33.8%, to $28.0 million for the first quarter of 2012 compared to $42.3 million for the first quarter of 2011. The decrease in net charge-offs was due to decreases in commercial loan net charge-offs ($7.9 million, or 61.1%), construction loan net charge-offs ($4.8 million, or 36.2%) and residential mortgage net charge-offs ($4.2 million, or 84.4%), partially offset by increases in commercial mortgage net charge-offs ($2.6 million, or 30.1%).
Of the $28.0 million of net charge-offs recorded in the first quarter of 2012, 41.3% were for loans originated in New Jersey, 26.8% in Pennsylvania, 23.8% in Virginia and 7.3% in Maryland. Charge-offs for the first quarter of 2012 included five individual charge-offs of $1.0 million or greater, totaling $11.8 million, of which $6.0 million were commercial mortgages and $5.8 million were construction loans.

The following table summarizes the Corporation’s non-performing assets as of the indicated dates:

	March 31, 2012	December 31, 2011	March 31, 2011
	(dollars in thousands)
Non-accrual loans	$248,719	$257,761	$280,270
Loans 90 days past due and accruing	35,270	28,767	37,768
Total non-performing loans	283,989	286,528	318,038
Other real estate owned (OREO)	33,516	30,803	37,044
Total non-performing assets	$317,505	$317,331	$355,082
Non-accrual loans to total loans	2.08%	2.15%	2.36%
Non-performing assets to total assets	1.92%	1.94%	2.22%
Allowance for credit losses to non-performing loans	90.90%	90.11%	85.26%
Non-performing assets to tangible common shareholders’ equity and allowance for credit losses	18.27%	18.60%	21.72%
The following table summarizes the Corporation’s non-performing loans, by type, as of the indicated dates:

	March 31, 2012	December 31, 2011	March 31, 2011
	(in thousands)
Real estate – commercial mortgage	$104,076	$113,806	$97,305
Commercial – industrial, financial and agricultural	82,884	80,944	86,050
Real estate – construction	59,917	60,744	72,880
Real estate – residential mortgage	23,016	16,336	49,998
Real estate – home equity	10,914	11,207	9,314
Consumer	2,834	3,384	2,258
Leasing	348	107	233
Total non-performing loans	$283,989	$286,528	$318,038
Non-performing loans decreased to $284.0 million at March 31, 2012, from $318.0 million at March 31, 2011. The $34.0 million, or 10.7%, decrease was due to a $27.0 million, or 54.0%, decrease in non-performing residential mortgages, a $13.0 million, or 17.8%, decrease in non-performing construction loans and a $3.2 million, or 3.7%, decrease in non-performing commercial loans, partially offset by a $6.8 million, or 7.0%, increase in non-performing commercial mortgages and a $1.6 million, or 17.2%, increase in non-performing home equity loans.
The $27.0 million decrease in non-performing residential mortgages was largely due to the Corporation's sale of $34.7 million of non-performing residential mortgages in December 2011, partially offset by additions during the first quarter of 2012.
The $13.0 million decrease in non-performing construction loans was primarily due to $33.3 million of charge-offs recorded since March 31, 2011, partially offset by additions to non-performing construction loans. Geographically, the decrease in non-performing construction loans was primarily in the Corporation’s Virginia ($17.0 million, or 53.2%) and Maryland ($2.8 million, or 13.0%) markets, partially offset by increases in the Pennsylvania ($4.6 million, or 82.9%) and New Jersey ($2.6 million, or 19.9%) markets.
The $3.2 million decrease in non-performing commercial loans was primarily due to a decrease in the Corporation's Virginia ($12.4 million, or 75.5%) market, partially offset by increases in the Pennsylvania ($4.8 million, or 10.6%) New Jersey ($4.4 million, or 28.7%) markets.
The $6.8 million increase in non-performing commercial mortgages was due to increases in the Corporation's Maryland ($7.3 million, or 213.9%), Virginia ($5.2 million, or 159.4%) and New Jersey ($4.3 million, or 8.7%) markets, partially offset by decreases in the Delaware ($5.4 million, or 64.6%) and Pennsylvania ($4.7 million, or 14.3%) markets.

The following table presents accruing loans whose terms have been modified under troubled debt restructurings (TDRs), by type, as of the indicated dates:

	March 31, 2012	December 31, 2011	March 31, 2011
	(in thousands)
Real estate – residential mortgage	$33,885	$32,331	$39,558
Real estate – commercial mortgage	22,534	22,425	31,967
Real estate – construction	10,303	7,645	5,440
Commercial – industrial, financial and agricultural	3,585	3,581	4,074
Consumer and home equity	464	193	260
Total accruing TDRs	$70,771	$66,175	$81,299
The following table summarizes the Corporation’s OREO, by property type, as of the indicated dates:

	March 31, 2012	December 31, 2011	March 31, 2011
	(in thousands)
Commercial properties	$16,520	$15,184	$18,475
Residential properties	10,739	10,499	14,738
Undeveloped land	6,257	5,120	3,831
Total OREO	$33,516	$30,803	$37,044
The following table summarizes loan delinquency rates, by type, as of March 31:

	2012			2011
	31-89 Days	> 90 Days (1)	Total	31-89 Days	> 90 Days (1)	Total
Real estate – commercial mortgage	0.43%	2.24%	2.67%	0.66%	2.21%	2.87%
Commercial – industrial, financial and agricultural	0.35%	2.36%	2.71%	0.50%	2.33%	2.83%
Real estate – construction	0.56%	9.25%	9.81%	0.56%	9.75%	10.31%
Real estate – residential mortgage	2.76%	1.96%	4.72%	3.47%	4.89%	8.36%
Real estate – home equity	0.74%	0.68%	1.42%	0.74%	0.57%	1.31%
Consumer, leasing and other	1.40%	0.84%	2.24%	1.26%	0.64%	1.90%
Total	0.71%	2.38%	3.09%	0.88%	2.67%	3.55%
Total dollars (in thousands)	$85,411	$283,989	$369,400	$104,046	$318,038	$422,084

(1)	Includes non-accrual loans.
The Corporation believes that the allowance for credit losses of $258.1 million as of March 31, 2012 is sufficient to cover losses inherent in both the loan portfolio and the unfunded lending commitments as of that date and is appropriate based on applicable accounting standards.

Other Income
The following table presents the components of other income:

	Three months ended March 31		Increase (decrease)
	2012	2011	$	%
	(dollars in thousands)
Overdraft fees	$7,965	$7,571	$394	5.2%
Cash management fees	2,613	2,450	163	6.7
Other	4,264	3,284	980	29.8
Service charges on deposit accounts	14,842	13,305	1,537	11.6
Merchant fees	2,859	2,147	712	33.2
Foreign currency processing income	2,392	2,197	195	8.9
Debit card income	2,101	4,204	(2,103)	(50.0)
Letter of credit fees	1,317	1,255	62	4.9
Other	1,886	1,679	207	12.3
Other service charges and fees	10,555	11,482	(927)	(8.1)
Mortgage banking income	10,050	5,463	4,587	84.0
Investment management and trust services	9,377	9,204	173	1.9
Credit card income	1,898	1,596	302	18.9
Other	3,707	2,126	1,581	74.4
Total, excluding investment securities gains	50,429	43,176	7,253	16.8
Investment securities gains	1,251	2,285	(1,034)	(45.3)
Total	$51,680	$45,461	$6,219	13.7%
Effective October 1, 2011, as required under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the Corporation became subject to new regulations that established maximum interchange fees that issuers could charge on debit card transactions. The variances in many categories of fee income were directly or indirectly impacted by the effects of these new regulations. Directly, these new pricing regulations resulted in the $2.1 million, or 50%, decrease in debit card income.
Indirect effects were reflected in other fee categories, where changes to pricing structures were made to mitigate the negative effect of the impact to debit card income. These fee changes had a positive impact on overdraft fees ($394,000, or 5.2%, increase), merchant fees ($712,000, or 33.2%, increase) and other service charges on deposit accounts ($980,000, or 29.8%, increase).
During the first quarter of 2012, the Corporation experienced a $4.6 million, or 84.0%, increase in mortgage banking income. Gains on sales of mortgage loans increased $5.1 million, or 113.0%, due to a $287.4 million, or 87.5%, increase in the volume of new loan commitments and a slight increase in pricing spreads. The increase in volumes was largely due to higher refinances in the persistent low interest rate environment. The increase in gains on sales of mortgage loans was partially offset by an increase in mortgage servicing rights amortization.
The $302,000, or 18.9%, increase in credit card income was primarily due to balance growth and partially due to an increase in the number of customer transactions. The $1.6 million, or 74.4%, increase in other income was mainly due to $1.5 million of gains on the sales of two branches and one operations facility.
The $1.3 million of investment securities gains for the first quarter of 2012 was due to $1.1 million of realized gains on the sales of stocks of financial institutions and $165,000 of realized gains on the sales of debt securities, primarily mortgage-backed securities. Investment securities gains of $2.3 million for the first quarter of 2011 included $3.6 million of realized gains on the sales of securities partially offset by $1.3 million of other-than-temporary impairment charges. During the first quarter of 2011, the Corporation recorded $994,000 of other-than-temporary impairment charges for pooled trust preferred securities issued by financial institutions and $297,000 of other-than-temporary impairment charges for certain stocks of financial institutions. See Note D, "Investment Securities," in the Notes to Consolidated Financial Statements for additional details.

Other Expenses
The following table presents the components of other expenses:

	Three months ended March 31		Increase (decrease)
	2012	2011	$	%
	(dollars in thousands)
Salaries and employee benefits	$60,360	$54,308	$6,052	11.1%
Net occupancy expense	10,935	11,366	(431)	(3.8)
Data processing	3,688	3,372	316	9.4
Equipment expense	3,369	3,132	237	7.6
Operating risk loss	3,368	(462)	3,830	829.0
FDIC insurance expense	3,021	4,754	(1,733)	(36.5)
OREO and repossession expense	2,928	1,271	1,657	130.4
Professional fees	2,582	2,849	(267)	(9.4)
Marketing	2,472	2,836	(364)	(12.8)
Software	2,175	2,031	144	7.1
Telecommunications	1,901	2,172	(271)	(12.5)
Postage	1,285	1,405	(120)	(8.5)
Supplies	1,225	1,375	(150)	(10.9)
Intangible amortization	801	1,178	(377)	(32.0)
Other	10,601	9,277	1,324	14.3
Total	$110,711	$100,864	$9,847	9.8%
Salaries and employee benefits increased $6.1 million, or 11.1%, with salaries increasing $4.5 million, or 10.1%, and employee benefits increasing $1.5 million, or 16.5%. The increase in salaries was primarily due to normal merit increases and a $2.2 million increase in incentive compensation. The increase in employee benefits was primarily due to an increase in healthcare costs as claims increased, and an increase in defined benefit plan expense.
The $3.8 million increase in operating risk loss was largely due to estimated losses associated with previously sold residential mortgages. During the first quarter of 2012, the Corporation recorded a $2.6 million charge related to residential mortgage loans sold under one specific investor program with the FHLB. During the first quarter of 2012, credit losses under the program were projected to exceed defined levels and, as a result, the Corporation recorded a reserve for estimated credit losses as of March 31, 2012. The first quarter of 2011 included a $900,000 decrease in reserves associated with the potential repurchase of previously sold residential mortgage and home equity loans as a result of the Corporation entering into a settlement agreement with a secondary market investor. See Note J, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements for additional details.
The $1.7 million, or 36.5%, decrease in FDIC insurance expense was largely due to a change in the assessment base, which, effective April 1, 2011, was based on total average assets minus average tangible equity, compared to total domestic deposits for the first quarter of 2011.
OREO and repossession expense increased $1.7 million, or 130.4%, mainly due to a $1.3 million increase in net losses on sales. This expense category is expected to be volatile as the Corporation continues to work through its non-performing assets.
The $364,000, or 12.8%, decrease in marketing expense was primarily due to the Corporation's efforts to control discretionary spending and the timing of promotional campaigns. Intangible amortization decreased $377,000, or 32.0%, due to accelerated amortization of certain core deposit intangible assets. Other expenses increased $1.3 million, or 14.3%, largely due to an $856,000, or 129.4%, increase in non-income taxes and a $687,000, or 42.3%, increase in consulting and outside services. Non-income taxes increased due to growth in the taxable capital base of certain banks and a decrease in credits and sales tax refunds.
Income Taxes
Income tax expense for the first quarter of 2012 was $13.5 million, a $1.2 million, or 9.3%, increase from $12.4 million for the first quarter of 2011. The increase was primarily due to the increase in income before income taxes.
The Corporation’s effective tax rate was 26.2% in 2012, as compared to 26.8% in 2011. The effective rate is generally lower than the Federal statutory rate of 35% due to investments in tax-free municipal securities and credits earned from investments in partnerships that generate such credits under various federal programs.

FINANCIAL CONDITION
Total assets were $16.5 billion at March 31, 2012, an increase of $165.7 million, or 1.0%, in comparison to December 31, 2011.
Investment securities increased $409.4 million, or 15.3%. During the first three months of 2012, the Corporation increased its investments in mortgage-backed securities and collateralized mortgage obligations in anticipation of a continued low interest rate environment.
The following table presents ending balances of loans outstanding, net of unearned income:

	March 31, 2012	December 31, 2011
	(in thousands)
Real-estate – commercial mortgage	$4,634,428	$4,602,596
Commercial – industrial, financial and agricultural	3,518,228	3,639,368
Real-estate – home equity	1,601,880	1,624,562
Real-estate – residential mortgage	1,176,947	1,097,192
Real-estate – construction	647,700	615,445
Consumer	308,495	318,101
Leasing and other	69,922	71,706
Loans, net of unearned income	$11,957,600	$11,968,970
Approximately $5.3 billion, or 44.2%, of the Corporation’s loan portfolio was in commercial mortgage and construction loans at March 31, 2012. The Corporation did not have a significant concentration of credit risk with any single borrower, industry or geographical location.
The Corporation experienced an $11.4 million, or 0.1%, decrease in loans, net of unearned income, as of March 31, 2012 in comparison to December 31, 2011. This decrease was due to a $121.1 million, or 3.3%, decrease in commercial loans and a $22.7 million, or 1.4%, decrease in home equity loans. These decreases were offset by a $79.8 million, or 7.3%, increase in residential mortgages, a $32.3 million, or 5.2%, increase in construction loans and a $31.8 million, or 0.7%, increase in commercial mortgages.
The $121.1 million, or 3.3%, decrease in commercial loans was experienced throughout all of the Corporation’s markets. Commercial line of credit usage declined by approximately $60 million as cash conservation continues among the Corporation's commercial customer base.
The $79.8 million, or 7.3%, increase in residential mortgages was due to the Corporation's retention in portfolio of certain 10 and 15 year fixed rate mortgages and certain adjustable rate mortgages. The $32.3 million, or 5.2%, increase in construction loans was due to increases in the Corporation's Pennsylvania ($25.6 million, or 9.0%) and Virginia ($16.2 million, or 14.0%) markets, which have begun to experience some growth in residential construction activity as a result of improvements in housing demand.
Other assets decreased $183.4 million, or 28.0%. As of December 31, 2011, the Corporation had $181.6 million of receivables outstanding related to investment security sales that had not settled at year-end. The Corporation had no such receivables outstanding as of March 31, 2012.
Deposits decreased $185.0 million, or 1.5%, due to a decrease in demand and savings deposits of $47.6 million, or 0.6%, and a decrease in time deposits of $137.4 million, or 3.4%. Non-interest bearing accounts increased $94.2 million, or 3.6%, due primarily to a $46.3 million, or 7.4%, increase in personal accounts and a $34.5 million increase in business accounts. Interest-bearing demand and saving deposits decreased $141.9 million, or 2.4%, due to a $172.4 million, or 10.9%, decrease in municipal account balances, partially offset by a $78.7 million, or 2.3%, increase in personal accounts. The decrease in municipal accounts was largely driven by a reduction in rates paid on these accounts and movement of balances to cash reserve investment accounts. The $137.4 million decrease in time deposits was mostly due to a decline in accounts with original maturity terms of less than two years of $133.9 million, or 6.2%.

Short-term borrowings increased $367.5 million, or 61.6%, due to a $332.1 million, or 131.0%, increase in Federal funds purchased and a $35.4 million, or 10.3%, increase in other short-term borrowings. The increase in Federal funds purchased was due to the change in the Corporation's overall liquidity position, as an increase in investment securities and a decrease in deposits required the use of short-term borrowings. Long-term debt decreased $106.2 million, or 10.2%, as a result of FHLB advance maturities, which were not replaced with new long-term borrowings.
Capital Resources
Total shareholders’ equity increased $30.3 million, or 1.5%, during the first three months of 2012. The increase was due to $38.1 million of net income and a $4.7 million increase in holding gains on available for sale investment securities, partially offset by $14.0 million of dividends on common shares outstanding.
As a result of the continued growth in earnings, the Corporation increased its dividend to common shareholders to $0.07 per share for the first quarter of 2012, a three cent, or 75.0%, increase in comparison to the first quarter of 2011.
The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s consolidated financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of March 31, 2012, the Corporation and each of its bank subsidiaries met the minimum requirements. In addition, each of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered "well capitalized" as defined in the regulations.
The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements, where applicable:

	March 31, 2012	December 31, 2011	Regulatory Minimum Capital Adequacy
Total Capital (to Risk-Weighted Assets)	15.5%	15.2%	8.0%
Tier I Capital (to Risk-Weighted Assets)	13.0%	12.7%	4.0%
Tier I Capital (to Average Assets)	10.4%	10.3%	4.0%
Tangible Common Equity (to Risk-Weighted Assets) (1)	11.8%	11.4%	N/A

(1)	Ending shareholders’ equity, net of goodwill and intangible assets, divided by risk-weighted assets.
N/A – Not applicable.
The Basel Committee on Banking Supervision (Basel) is a committee of central banks and bank regulators from major industrialized countries that develops broad policy guidelines for use by each country’s regulators with the purpose of ensuring that financial institutions have adequate capital given the risk levels of assets and off-balance sheet financial instruments.
In December 2010, Basel released a framework for strengthening international capital and liquidity regulations, referred to as Basel III. Basel III includes defined minimum capital ratios, which must be met when implementation occurs on January 1, 2013. An additional "capital conservation buffer" will be phased-in beginning January 1, 2016 and, when fully phased-in three years later, the minimum ratios will be 2.5% higher. Fully phased-in capital standards under Basel III will require banks to maintain more capital than the minimum levels required under current regulatory capital standards.
The U.S. banking regulators have not yet proposed regulations implementing Basel III, but are expected to do so in the near future. As of March 31, 2012, the Corporation met the fully phased-in minimum capital ratios required for each of the capital measures included in Basel III.
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

Each of the Corporation's subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of March 31, 2012, the Corporation had $589.5 million of short and long-term FHLB advances outstanding from the FHLB with an additional $756.2 million borrowing capacity under these facilities. Advances from the FHLB are secured by FHLB stock, qualifying residential mortgages, investments and other assets.

A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of

Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of March 31, 2012, the Corporation had $1.7 billion of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.
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
The Corporation’s sources and uses of funds were discussed in general terms in the net interest income section of Management’s Discussion. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during the first three months of 2012 generated $63.1 million of cash, mainly due to net income, as adjusted for non-cash expenses, most notably the provision for credit losses, and a net decrease in loans held for sale. Cash flows used in investing activities were $134.6 million, due mainly to purchases of investment securities exceeding proceeds from the maturities and sales of investment securities. Net cash generated by financing activities was $65.7 million due to a net increase in short-term borrowings exceeding cash outflows from deposit decreases and repayments of long-term debt.

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
Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s equity investments consisted of $79.7 million of Federal Home Loan Bank (FHLB) and Federal Reserve Bank stock, $26.8 million of common stocks of publicly traded financial institutions, and $6.6 million of other equity investments. The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had a cost basis of approximately $24.0 million and fair value of $26.8 million at March 31, 2012. Gross unrealized losses were $1.0 million and gross unrealized gains in this portfolio were $3.8 million.
The Corporation has evaluated whether any unrealized losses on individual equity investments constituted other-than-temporary impairment, which would require a write-down through a charge to earnings. Based on the results of such evaluations, the Corporation did not record any write-downs for specific financial institution stocks that were deemed to exhibit other-than-temporary impairment in value during the three months ended March 31, 2012. Additional impairment charges may be necessary in the future depending upon the performance of the equity markets in general and the performance of the individual investments held by the Corporation. See Note D, “Investment Securities” in the Notes to Consolidated Financial Statements for additional details.
Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the issuers. Periodic sale decisions are made based on this monitoring process. None of the Corporation’s equity securities are classified as trading.
Another source of equity market price risk is the investment in FHLB stock, which the Corporation is required to own in order to borrow funds from the FHLB. As of March 31, 2012, the Corporation’s investment in FHLB stock was $60.5 million. FHLBs obtain funding primarily through the issuance of consolidated obligations of the FHLB system. The U.S. government does not guarantee these obligations, and each of the FHLB banks is, generally, jointly and severally liable for repayment of each other’s debt. The financial stress experienced by the FHLB system appears to be easing and some of the regional banks within the FHLB system have resumed limited redemptions of capital stock. However, the Corporation's FHLB stock and its ability to obtain FHLB funds could be adversely impacted if the financial health of the FHLB system deteriorates.
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

Debt Security Market Price Risk
Debt security market price risk is the risk that changes in the values, unrelated to interest rate changes, of debt securities could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s debt security investments consist primarily of mortgage-backed securities and collateralized mortgage obligations, state and municipal securities, U.S. government sponsored agency securities, U.S. government debt securities, auction rate securities and corporate debt securities. All of the Corporation's investments in mortgage-backed securities and collateralized mortgage obligations have principal payments that are guaranteed by U.S. government sponsored agencies.
Municipal Securities
As of March 31, 2012, the Corporation had $310.6 million of securities issued by various municipalities in its investment portfolio. Ongoing uncertainty with respect to the financial viability of municipal insurers places much greater emphasis on the underlying strength of issuers. Continued pressure on local tax revenues of issuers could also have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the creditworthiness of the issuing municipality and then, to a lesser extent, on the underlying credit enhancement. As of March 31, 2012, approximately 94% of municipal securities were supported by the general obligation of corresponding municipalities. In addition, approximately 75% of these securities were school district issuances that were supported by the states of the issuing municipalities.

Auction Rate Certificates
As of March 31, 2012, the Corporation’s investments in student loan auction rate securities, also known as auction rate certificates (ARCs), had a cost basis of $241.7 million and a fair value of $223.9 million.
ARCs are long-term securities structured to allow their sale in periodic auctions, resulting in both the treatment of ARCs as short-term instruments in normal market conditions and fair values that could be derived based on periodic auction prices. However, beginning in 2008, auctions for these securities began to fail due to an insufficient number of buyers, resulting in an illiquid market. This illiquidity has resulted in recent market prices that represent forced liquidations or distressed sales and do not provide an accurate basis for fair value. Therefore, at March 31, 2012, the fair values of the ARCs were derived using significant unobservable inputs based on an expected cash flows model which produced fair values that were materially different from those that would be expected from settlement of these investments in the illiquid market that presently exists. The expected cash flows model, prepared by a third-party valuation expert, produced fair values which assumed a return to market liquidity sometime within the next three years.
The credit quality of the underlying debt associated with ARCs is also a factor in the determination of their estimated fair value. As of March 31, 2012, approximately $173 million, or 77%, of the ARCs were rated above investment grade, with approximately $27 million, or 12%, AAA rated and $106 million, or 47%, AA rated. Approximately $51 million, or 23%, of ARCs were either not rated or rated below investment grade by at least one ratings agency. Of this amount, approximately $32 million, or 63%, of the student loans underlying these ARCs have principal payments which are guaranteed by the federal government. In total, approximately $203 million, or 91%, of the student loans underlying the ARCs have principal payments which are guaranteed by the federal government. As of March 31, 2012, all ARCs were current and making scheduled interest payments.

Corporate Debt Securities
The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities and subordinated debt issued by financial institutions, as presented in the following table:

	March 31, 2012
	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$83,935	$77,625
Subordinated debt	40,211	42,357
Pooled trust preferred securities	6,004	5,062
Corporate debt securities issued by financial institutions	$130,150	$125,044

The fair values for pooled trust preferred securities and certain single-issuer trust preferred securities were based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers.

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $6.3 million at March 31, 2012. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities during the three months ended March 31, 2012 or 2011. The Corporation held 13 single-issuer trust preferred securities that were rated below investment grade by at least one ratings agency, with an amortized cost of $41.2 million and an estimated fair value of $40.6 million as of March 31, 2012. The majority of the single-issuer trust preferred securities rated below investment grade were rated BB or Ba. Single-issuer trust preferred securities with an amortized cost of $7.8 million and an estimated fair value of $6.3 million at March 31, 2012 were not rated by any ratings agency.
The Corporation holds ten pooled trust preferred securities. As of March 31, 2012, nine of these securities, with an amortized cost of $5.6 million and an estimated fair value of $4.7 million, were rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. For each of the nine pooled trust preferred securities rated below investment grade, the class of securities held by the Corporation was below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool.
The amortized cost of pooled trust preferred securities is the purchase price of the securities, net of cumulative credit related other-than-temporary impairment charges, determined using an expected cash flows model. The most significant input to the expected cash flows model was the expected payment deferral rate for each pooled trust preferred security. The Corporation evaluates the financial metrics, such as capital ratios and non-performing asset ratios, of the individual financial institution issuers that comprise each pooled trust preferred security to estimate its expected deferral rate. The actual weighted average cumulative defaults and deferrals as a percentage of original collateral were approximately 39% as of March 31, 2012. The discounted cash flows modeling for pooled trust preferred securities held by the Corporation as of March 31, 2012 assumed, on average, an additional 15% expected deferral rate.
During the three months ended March 31, 2012, the Corporation did not record any other-than-temporary impairment losses for pooled trust preferred securities. Additional impairment charges for debt securities issued by financial institutions may be necessary in the future depending upon the performance of the individual investments held by the Corporation.
See Note D, "Investment Securities" in the Notes to Consolidated Financial Statements for further discussion related to the Corporation’s other-than-temporary impairment evaluations for debt securities and Note L, "Fair Value Measurements" in the Notes to Consolidated Financial Statements for further discussion related to the fair values of debt securities.

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

The following table provides information about the Corporation’s interest rate sensitive financial instruments on March 31, 2012. The table presents expected cash flows and weighted average rates for each of the Corporation's significant interest rate sensitive financial instruments, by expected maturity period. None of the Corporation’s financial instruments are classified as trading. All dollar amounts are in thousands.

	Expected Maturity Period							Estimated
	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond	Total	Fair Value
Fixed rate loans (1)	$976,392	$501,801	$410,628	$302,300	$232,814	$379,210	$2,803,145	$2,837,321
Average rate	4.06%	5.66%	5.58%	5.49%	5.63%	5.52%	5.05%

Floating rate loans (1) (2)	1,841,946	1,209,589	1,039,246	921,264	1,702,803	2,425,825	9,140,673	8,942,067
Average rate	4.52%	4.59%	4.62%	4.59%	4.25%	4.83%	4.58%

Fixed rate investments (3)	598,188	414,835	296,473	254,885	208,404	856,114	2,628,899	2,699,151
Average rate	3.49%	3.56%	3.47%	3.59%	3.57%	3.39%	3.48%

Floating rate investments (3)	—	—	241,805	—	4,910	57,375	304,090	277,137
Average rate	—%	—%	4.47%	—%	1.18%	2.73%	4.09%

Other interest-earning assets	176,355	—	—	—	—	—	176,355	176,355
Average rate	1.75%	—%	—%	—%	—%	—%	1.75%

Total	$3,592,881	$2,126,225	$1,988,152	$1,478,449	$2,148,931	$3,718,524	$15,053,162	$14,932,031
Average rate	4.09%	4.64%	4.63%	4.60%	4.33%	4.53%	4.43%

Fixed rate deposits (4)	$1,990,689	$801,210	$274,562	$176,725	$78,457	$32,836	$3,354,479	$3,394,928
Average rate	1.13%	1.84%	1.96%	2.41%	1.98%	2.14%	1.46%

Floating rate deposits (5)	4,498,932	650,217	449,682	354,550	255,174	95,429	6,303,984	6,303,984
Average rate	0.24%	0.15%	0.13%	0.11%	0.10%	0.16%	0.21%

Fixed rate borrowings (6)	54,068	990	56,288	100,545	471,458	258,873	942,222	896,976
Average rate	2.42%	5.03%	3.29%	5.35%	4.22%	6.04%	4.68%

Floating rate borrowings (7)	939,813	—	—	—	—	16,496	956,309	943,975
Average rate	0.16%	—%	—%	—%	—%	2.65%	0.20%

Total	$7,483,502	$1,452,417	$780,532	$631,820	$805,089	$403,634	$11,556,994	$11,539,863
Average rate	0.48%	1.09%	1.00%	1.59%	2.69%	4.19%	0.94%

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments. Excludes $13.8 million of overdraft deposit balances.

(2)	Line of credit amounts are based on historical cash flow assumptions, with an average life of approximately 5 years.

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
Included within the $9.1 billion of floating rate loans above are $3.9 billion of loans, or 42.6% of the total, that float with the prime interest rate, $1.3 billion, or 14.2%, of loans that float with other interest rates, primarily LIBOR, and $3.9 billion, or 43.2%, of adjustable rate loans. The $3.9 billion of adjustable rate loans include loans that are fixed rate instruments for a certain period of time, and then convert to floating rates.

The following table presents the percentage of adjustable rate loans, at March 31, 2012, stratified by the period until their next repricing:

Percent of Total Adjustable Rate Loans
One year	28.5%
Two years	24.0
Three years	16.2
Four years	13.7
Five years	11.6
Greater than five years	6.0
As of March 31, 2012, approximately $5.6 billion of loans had interest rate floors, with approximately $3.2 billion priced at their interest rate floor. Of this total, approximately $2.5 billion have repricing dates during the next twelve months. The weighted average interest rate increase that would be necessary for these loans to begin repricing to higher rates was approximately 0.76%.
The Corporation uses three complementary methods to measure and manage interest rate risk. They are static gap analysis, simulation of earnings and estimates of economic value of equity. Using these measurements in tandem provides a reasonably comprehensive summary of the magnitude of the Corporation's interest rate risk, level of risk as time evolves, and exposure to changes in interest rates.
Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into repricing periods. The sum of assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits having no contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans, mortgage-backed securities and collateralized mortgage obligations are based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative six-month ratio of rate sensitive assets to rate sensitive liabilities (RSA/RSL) to a range of 0.85 to 1.15. As of March 31, 2012, the cumulative six-month ratio of RSA/RSL was 1.05.
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
The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock	Annual change in net interest income	% Change
+300 bp	+ $ 42.2 million	+7.6%
+200 bp	+ $ 22.9 million	+4.1
+100 bp	+ $ 5.2 million	+0.9
–100 bp (1)	– $ 17.4 million	–3.1

(1)
Because certain current short-term interest rates are at or below 1.00%, the 100 basis point downward shock assumes that corresponding interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis points downward shock.

Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point shock movement in interest rates. As of March 31, 2012, the Corporation was within policy limits for every 100 basis point shock movement in interest rates.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
The Corporation and its subsidiaries are involved in various legal proceedings in the ordinary course of the business of the Corporation. The Corporation periodically evaluates the possible impact of pending litigation matters based on, among other factors, the advice of counsel, available insurance coverage and recorded liabilities and reserves for probable legal liabilities and costs. As of the date of this report, the Corporation believes that any liabilities, individually or in the aggregate, which may result from the final outcomes of pending proceedings are not expected to have a material adverse effect on the financial position, the operating results and/or the liquidity of the Corporation. However, litigation is often unpredictable, and the actual results of litigation cannot be determined with certainty.

Item 1A. Risk Factors
There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of the Corporation’s Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
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

FULTON FINANCIAL CORPORATION

Date:	May 10, 2012	/s/ R. Scott Smith, Jr.
R. Scott Smith, Jr.
Chairman and Chief Executive Officer

Date:	May 10, 2012	/s/ Charles J. Nugent
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

101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) the Consolidated Statements of Income for the three months ended March 31, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iv) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2012 and 2011; (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and, (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.