Form 10-Q/A
period 2012-03-31
FULTON FINANCIAL CORP
filed 2012-05-24
CIK 700564

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

Explanatory Note
This Amended Quarterly Report on Form 10-Q/A is being filed for the purpose of correcting certain dollar amounts of accruing troubled debt restructurings on page 39 presented in Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” to agree to the amounts of accruing troubled debt restructurings appearing on page 19 in “Note E - Loans and Allowance for Credit Losses,” of the Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited).” This correction resulted in a $6.0 million increase to total accruing troubled debt restructurings appearing on page 39. This correction has no impact on reported earnings.

In all other respects this Amended Quarterly Report on Form 10-Q/A is unchanged from the Quarterly Report on Form 10-Q filed by Fulton Financial Corporation on May 10, 2012.

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

The following table presents accruing loans whose terms have been modified under troubled debt restructurings (TDRs), by type, as of the indicated dates:

	March 31, 2012	December 31, 2011	March 31, 2011
	(in thousands)
Real estate – residential mortgage	$33,800	$32,331	$39,558
Real estate – commercial mortgage	28,153	22,425	31,967
Real estate – construction	10,303	7,645	5,440
Commercial – industrial, financial and agricultural	4,075	3,581	4,074
Consumer and home equity	464	193	260
Total accruing TDRs	$76,795	$66,175	$81,299
The following table summarizes the Corporation’s OREO, by property type, as of the indicated dates:

	March 31, 2012	December 31, 2011	March 31, 2011
	(in thousands)
Commercial properties	$16,520	$15,184	$18,475
Residential properties	10,739	10,499	14,738
Undeveloped land	6,257	5,120	3,831
Total OREO	$33,516	$30,803	$37,044
The following table summarizes loan delinquency rates, by type, as of March 31:

	2012			2011
	31-89 Days	> 90 Days (1)	Total	31-89 Days	> 90 Days (1)	Total
Real estate – commercial mortgage	0.43%	2.24%	2.67%	0.66%	2.21%	2.87%
Commercial – industrial, financial and agricultural	0.35%	2.36%	2.71%	0.50%	2.33%	2.83%
Real estate – construction	0.56%	9.25%	9.81%	0.56%	9.75%	10.31%
Real estate – residential mortgage	2.76%	1.96%	4.72%	3.47%	4.89%	8.36%
Real estate – home equity	0.74%	0.68%	1.42%	0.74%	0.57%	1.31%
Consumer, leasing and other	1.40%	0.84%	2.24%	1.26%	0.64%	1.90%
Total	0.71%	2.38%	3.09%	0.88%	2.67%	3.55%
Total dollars (in thousands)	$85,411	$283,989	$369,400	$104,046	$318,038	$422,084

(1)	Includes non-accrual loans.
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

FULTON FINANCIAL CORPORATION

Date:	May 24, 2012	/s/ R. Scott Smith, Jr.
R. Scott Smith, Jr.
Chairman and Chief Executive Officer

Date:	May 24, 2012	/s/ Charles J. Nugent
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