Form 10-Q
period 2012-06-30
FULTON FINANCIAL CORP
filed 2012-08-09
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012, or

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
Common Stock, $2.50 Par Value – 200,389,000 shares outstanding as of July 31, 2012.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

Item 1. Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and due from banks	$242,811	$292,598
Interest-bearing deposits with other banks	118,468	175,336
Loans held for sale	71,406	47,009
Investment securities:
Held to maturity (estimated fair value of $6,571 in 2012 and $6,669 in 2011)	6,562	6,669
Available for sale	2,864,270	2,673,298
Loans, net of unearned income	11,982,833	11,968,970
Less: Allowance for loan losses	(235,737)	(256,471)
Net Loans	11,747,096	11,712,499
Premises and equipment	222,083	212,274
Accrued interest receivable	48,283	51,098
Goodwill	535,980	536,005
Intangible assets	6,642	8,204
Other assets	474,149	655,518
Total Assets	$16,337,750	$16,370,508
LIABILITIES
Deposits:
Noninterest-bearing	$2,748,269	$2,588,034
Interest-bearing	9,484,215	9,937,705
Total Deposits	12,232,484	12,525,739
Short-term borrowings:
Federal funds purchased	566,167	253,470
Other short-term borrowings	365,514	343,563
Total Short-Term Borrowings	931,681	597,033
Accrued interest payable	23,725	25,686
Other liabilities	199,867	189,362
Federal Home Loan Bank advances and long-term debt	908,809	1,040,149
Total Liabilities	14,296,566	14,377,969
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 216.6 million shares issued in 2012 and 216.2 million shares issued in 2011	541,587	540,386
Additional paid-in capital	1,425,037	1,423,727
Retained earnings	313,970	264,059
Accumulated other comprehensive income	482	7,955
Treasury stock, at cost, 15.8 million shares in 2012 and 16.0 million shares in 2011	(239,892)	(243,588)
Total Shareholders’ Equity	2,041,184	1,992,539
Total Liabilities and Shareholders’ Equity	$16,337,750	$16,370,508

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
INTEREST INCOME
Loans, including fees	$141,541	$149,751	$285,887	$299,247
Investment securities:
Taxable	18,624	20,749	37,285	42,556
Tax-exempt	2,596	3,146	5,297	6,321
Dividends	641	696	1,340	1,379
Loans held for sale	538	492	969	992
Other interest income	45	101	98	134
Total Interest Income	163,985	174,935	330,876	350,629
INTEREST EXPENSE
Deposits	14,743	21,775	30,993	45,061
Short-term borrowings	411	168	692	422
Long-term debt	11,301	12,347	22,966	24,938
Total Interest Expense	26,455	34,290	54,651	70,421
Net Interest Income	137,530	140,645	276,225	280,208
Provision for credit losses	25,500	36,000	53,500	74,000
Net Interest Income After Provision for Credit Losses	112,030	104,645	222,725	206,208
NON-INTEREST INCOME
Service charges on deposit accounts	15,367	14,332	30,209	27,637
Other service charges and fees	11,507	12,709	22,062	24,191
Mortgage banking income	11,143	6,049	21,193	11,512
Investment management and trust services	9,822	9,638	19,199	18,842
Other	3,987	3,386	9,592	7,108
Investment securities gains (losses), net:
Other-than-temporary impairment losses	(57)	(71)	(57)	(1,092)
Less: Portion of gain recognized in other comprehensive income (before taxes)	—	(322)	—	(592)
Net other-than-temporary impairment losses	(57)	(393)	(57)	(1,684)
Net gains on sales of investment securities	1,595	58	2,846	3,634
Investment securities gains (losses), net	1,538	(335)	2,789	1,950
Total Non-Interest Income	53,364	45,779	105,044	91,240
NON-INTEREST EXPENSES
Salaries and employee benefits	60,091	56,070	120,451	110,378
Net occupancy expense	11,205	10,874	22,140	22,240
Data processing	3,759	3,214	7,447	6,586
Equipment expense	3,185	3,377	6,554	6,509
FDIC insurance expense	3,002	3,264	6,023	8,018
Professional fees	2,984	3,102	5,566	5,951
Other real estate owned and repossession expense	2,823	982	5,751	2,253
Marketing	2,583	1,863	5,055	4,699
Software	2,272	1,973	4,447	4,004
Operating risk loss	2,055	(8)	5,423	(470)
Intangible amortization	761	1,172	1,562	2,350
Other	17,423	15,002	32,435	29,231
Total Non-Interest Expenses	112,143	100,885	222,854	201,749
Income Before Income Taxes	53,251	49,539	104,915	95,699
Income taxes	13,360	13,154	26,892	25,529
Net Income	$39,891	$36,385	$78,023	$70,170

PER SHARE:
Net Income (Basic)	$0.20	$0.18	$0.39	$0.35
Net Income (Diluted)	0.20	0.18	0.39	0.35
Cash Dividends	0.07	0.05	0.14	0.09
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Net Income	$39,891	$36,385	$78,023	$70,170
Other Comprehensive Income (Loss), net of tax:
Unrealized (loss) gain on securities	(10,704)	13,451	(6,120)	17,019
Reclassification adjustment for securities (gains) losses included in net income	(999)	218	(1,812)	(1,267)
Non-credit related unrealized gain (loss) on other-than-temporarily impaired debt securities	(172)	480	(37)	729
Unrealized gain on derivative financial instruments	34	34	68	68
Amortization (accretion) of net unrecognized pension and postretirement items	214	(12)	428	(24)
Other Comprehensive Income (Loss)	(11,627)	14,171	(7,473)	16,525
Total Comprehensive Income	$28,264	$50,556	$70,550	$86,695

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(in thousands, except per-share data)

	Common Stock			Retained Earnings		Treasury Stock	Total
	Shares Outstanding	Amount	Additional Paid-in Capital		Accumulated Other Comprehensive Income

Balance at December 31, 2011	200,164	$540,386	$1,423,727	$264,059	$7,955	$(243,588)	$1,992,539
Net income				78,023			78,023
Other comprehensive loss					(7,473)		(7,473)
Stock issued, including related tax benefits	716	1,201	(1,740)			3,696	3,157
Stock-based compensation awards			3,050				3,050
Common stock cash dividends - $0.14 per share				(28,112)			(28,112)
Balance at June 30, 2012	200,880	$541,587	$1,425,037	$313,970	$482	$(239,892)	$2,041,184

Balance at December 31, 2010	199,050	$538,492	$1,420,127	$158,453	$12,495	$(249,178)	$1,880,389
Net income				70,170			70,170
Other comprehensive income					16,525		16,525
Stock issued, including related tax benefits	320	431	398			2,247	3,076
Stock-based compensation awards			1,101				1,101
Common stock cash dividends - $0.09 per share				(17,952)			(17,952)
Balance at June 30, 2011	199,370	$538,923	$1,421,626	$210,671	$29,020	$(246,931)	$1,953,309

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$78,023	$70,170
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	53,500	74,000
Depreciation and amortization of premises and equipment	10,845	10,462
Net amortization of investment securities premiums	5,251	1,999
Investment securities gains, net	(2,789)	(1,950)
Net (increase) decrease in loans held for sale	(24,397)	36,807
Amortization of intangible assets	1,562	2,350
Stock-based compensation	3,050	1,101
Excess tax benefits from stock-based compensation	(14)	—
Decrease in accrued interest receivable	2,815	2,454
Decrease in other assets	3,829	22,955
Decrease in accrued interest payable	(1,961)	(3,889)
Increase (decrease) in other liabilities	5,910	(11,566)
Total adjustments	57,601	134,723
Net cash provided by operating activities	135,624	204,893
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	210,804	416,480
Proceeds from maturities of securities held to maturity	121	160
Proceeds from maturities of securities available for sale	371,176	279,841
Purchase of securities held to maturity	(14)	(14)
Purchase of securities available for sale	(602,642)	(356,323)
Decrease (increase) in short-term investments	56,868	(91,670)
Net increase in loans	(88,224)	(49)
Net purchases of premises and equipment	(20,654)	(9,623)
Net cash (used in) provided by investing activities	(72,565)	238,802
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand and savings deposits	(13,950)	229,071
Net decrease in time deposits	(279,305)	(354,757)
Increase (decrease) in short-term borrowings	334,648	(127,496)
Repayments of long-term debt	(131,340)	(93,913)
Net proceeds from issuance of stock	3,143	3,076
Excess tax benefits from stock-based compensation	14	—
Dividends paid	(26,056)	(13,939)
Net cash used in financing activities	(112,846)	(357,958)

Net (Decrease) Increase in Cash and Due From Banks	(49,787)	85,737
Cash and Due From Banks at Beginning of Period	292,598	198,954
Cash and Due From Banks at End of Period	$242,811	$284,691

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$56,612	$74,310
Income taxes	22,646	7,469
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – Basis of Presentation
The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the Corporation) have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission (SEC).

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
A reconciliation of weighted average common shares outstanding used to calculate basic net income per common share and diluted net income per common share follows for the three and six months ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(in thousands)
Weighted average shares outstanding (basic)	199,671	198,772	199,581	198,686
Effect of dilutive securities	1,135	755	994	721
Weighted average shares outstanding (diluted)	200,806	199,527	200,575	199,407
For the three and six months ended June 30, 2012, 5.2 million stock options were excluded from the diluted net income per share computation as their effect would have been anti-dilutive. For the three and six months ended June 30, 2011, 4.6 million stock options were excluded from the diluted net income per share computation as their effect would have been anti-dilutive.

NOTE C – Accumulated Other Comprehensive Income
The following table presents changes in other comprehensive income for the three and six months ended June 30, 2012 and 2011:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)
Three Months Ended June 30, 2012
Unrealized gain (loss) on securities	$(16,468)	$5,764	$(10,704)
Reclassification adjustment for securities (gains) losses included in net income	(1,537)	538	(999)
Non-credit related unrealized gain (loss) on other-than-temporarily impaired debt securities	(264)	92	(172)
Unrealized gain on derivative financial instruments	52	(18)	34
Amortization (accretion) of net unrecognized pension and postretirement items	329	(115)	214
Total Other Comprehensive Income (Loss)	$(17,888)	$6,261	$(11,627)
Three Months Ended June 30, 2011
Unrealized gain (loss) on securities	$20,694	$(7,243)	$13,451
Reclassification adjustment for securities (gains) losses included in net income	335	(117)	218
Non-credit related unrealized gain (loss) on other-than-temporarily impaired debt securities	738	(258)	480
Unrealized gain on derivative financial instruments	52	(18)	34
Amortization (accretion) of net unrecognized pension and postretirement items	(19)	7	(12)
Total Other Comprehensive Income (Loss)	$21,800	$(7,629)	$14,171
Six Months Ended June 30, 2012
Unrealized gain (loss) on securities	$(9,415)	$3,295	$(6,120)
Reclassification adjustment for securities (gains) losses included in net income	(2,788)	976	(1,812)
Non-credit related unrealized gain (loss) on other-than-temporarily impaired debt securities	(57)	20	(37)
Unrealized gain on derivative financial instruments	104	(36)	68
Amortization (accretion) of net unrecognized pension and postretirement items	659	(231)	428
Total Other Comprehensive Income (Loss)	$(11,497)	$4,024	$(7,473)
Six Months Ended June 30, 2011
Unrealized gain (loss) on securities	$26,183	$(9,164)	$17,019
Reclassification adjustment for securities (gains) losses included in net income	(1,949)	682	(1,267)
Non-credit related unrealized gain (loss) on other-than-temporarily impaired debt securities	1,121	(392)	729
Unrealized gain on derivative financial instruments	104	(36)	68
Amortization (accretion) of net unrecognized pension and postretirement items	(37)	13	(24)
Total Other Comprehensive Income (Loss)	$25,422	$(8,897)	$16,525

The following table presents changes in each component of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2012 and 2011:

	Unrealized Gains on Investment Securities Not Other-Than-Temporarily Impaired	Unrealized Non-Credit Losses on Other-Than-Temporarily Impaired Debt Securities	Unrecognized Pension and Postretirement Plan Items	Unrealized Effective Portions of Losses on Forward-Starting Interest Rate Swaps	Total
	(in thousands)
Three months ended June 30, 2012
Balance at March 31, 2012	$30,825	$(876)	$(14,920)	$(2,920)	$12,109
Current-period other comprehensive income (loss)	(11,703)	(172)	214	34	(11,627)
Balance at June 30, 2012	$19,122	$(1,048)	$(14,706)	$(2,886)	$482
Three months ended June 30, 2011
Balance at March 31, 2011	$23,791	$(1,460)	$(4,426)	$(3,056)	$14,849
Current-period other comprehensive income (loss)	13,436	713	(12)	34	14,171
Balance at June 30, 2011	$37,227	$(747)	$(4,438)	$(3,022)	$29,020

Six months ended June 30, 2012
Balance at December 31, 2011	$27,054	$(1,011)	$(15,134)	$(2,954)	$7,955
Current-period other comprehensive income (loss)	(7,932)	(37)	428	68	(7,473)
Balance at June 30, 2012	$19,122	$(1,048)	$(14,706)	$(2,886)	$482
Six months ended June 30, 2011
Balance at December 31, 2010	$22,354	$(2,355)	$(4,414)	$(3,090)	$12,495
Current-period other comprehensive income (loss)	14,873	1,608	(24)	68	16,525
Balance at June 30, 2011	$37,227	$(747)	$(4,438)	$(3,022)	$29,020

NOTE D – Investment Securities
The following table presents the amortized cost and estimated fair values of investment securities:

Held to Maturity at June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government sponsored agency securities	$6,001	$—	$(27)	$5,974
State and municipal securities	179	—	—	179
Mortgage-backed securities	382	36	—	418
	$6,562	$36	$(27)	$6,571
Available for Sale at June 30, 2012
Equity securities	$104,086	$2,738	$(1,413)	$105,411
U.S. Government securities	327	—	—	327
U.S. Government sponsored agency securities	3,939	54	(1)	3,992
State and municipal securities	289,364	14,153	(37)	303,480
Corporate debt securities	135,886	5,991	(11,502)	130,375
Collateralized mortgage obligations	965,499	16,441	(283)	981,657
Mortgage-backed securities	1,098,949	36,797	—	1,135,746
Auction rate securities	238,408	—	(35,126)	203,282
	$2,836,458	$76,174	$(48,362)	$2,864,270

Held to Maturity at December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government sponsored agency securities	$5,987	$—	$(14)	$5,973
State and municipal securities	179	—	—	179
Mortgage-backed securities	503	44	—	547
	$6,669	$44	$(14)	$6,699
Available for Sale at December 31, 2011
Equity securities	$117,486	$2,383	$(2,819)	$117,050
U.S. Government securities	334	—	—	334
U.S. Government sponsored agency securities	3,987	87	(1)	4,073
State and municipal securities	306,186	15,832	—	322,018
Corporate debt securities	132,855	4,979	(14,528)	123,306
Collateralized mortgage obligations	982,851	19,186	(828)	1,001,209
Mortgage-backed securities	848,675	31,837	(415)	880,097
Auction rate securities	240,852	120	(15,761)	225,211
	$2,633,226	$74,424	$(34,352)	$2,673,298
Securities carried at $1.8 billion as of June 30, 2012 and December 31, 2011 were pledged as collateral to secure public and trust deposits and customer repurchase agreements. Available for sale equity securities include restricted investment securities issued by the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank totaling $76.1 million and $82.5 million as of June 30, 2012 and December 31, 2011, respectively.
The amortized cost and estimated fair values of debt securities as of June 30, 2012, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$179	$179	$53,656	$54,119
Due from one year to five years	6,001	5,974	61,264	64,298
Due from five years to ten years	—	—	142,646	152,850
Due after ten years	—	—	410,358	370,189
	6,180	6,153	667,924	641,456
Collateralized mortgage obligations	—	—	965,499	981,657
Mortgage-backed securities	382	418	1,098,949	1,135,746
	$6,562	$6,571	$2,732,372	$2,758,859

The following table presents information related to the gains and losses on the sales of equity and debt securities, and losses recognized for the other-than-temporary impairment of investments:

	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net Gains (Losses)
	(in thousands)
Three months ended June 30, 2012
Equity securities	$1,517	$—	$(57)	$1,460
Debt securities	78	—	—	78
Total	$1,595	$—	$(57)	$1,538
Three months ended June 30, 2011:
Equity securities	$43	$—	$(34)	$9
Debt securities	16	(1)	(359)	(344)
Total	$59	$(1)	$(393)	$(335)

Six months ended June 30, 2012
Equity securities	$2,603	$—	$(57)	$2,546
Debt securities	243	—	—	243
Total	$2,846	$—	$(57)	$2,789
Six months ended June 30, 2011:
Equity securities	$48	$—	$(331)	$(283)
Debt securities	3,605	(19)	(1,353)	2,233
Total	$3,653	$(19)	$(1,684)	$1,950
The following table presents a summary of the cumulative credit related other-than-temporary impairment charges, recognized as components of earnings, for debt securities still held by the Corporation at June 30, 2012 and 2011:

	Three Months ended June 30		Six Months ended June 30
	2012	2011	2012	2011
	(in thousands)
Balance of cumulative credit losses on debt securities, beginning of period	$(22,692)	$(28,517)	$(22,781)	$(27,560)
Additions for credit losses recorded which were not previously recognized as components of earnings	—	(359)	—	(1,353)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	89	37
Balance of cumulative credit losses on debt securities, end of period	$(22,692)	$(28,876)	$(22,692)	$(28,876)

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
U.S. Government sponsored agency securities	$112	$(1)	$5,344	$(27)	$5,456	$(28)
State and municipal securities	8,356	(37)	—	—	8,356	(37)
Corporate debt securities	6,942	(1,678)	37,562	(9,824)	44,504	(11,502)
Collateralized mortgage obligations	95,032	(283)	—	—	95,032	(283)
Auction rate securities	21,868	(2,064)	181,414	(33,062)	203,282	(35,126)
Total debt securities	132,310	(4,063)	224,320	(42,913)	356,630	(46,976)
Equity securities	6,221	(613)	4,287	(800)	10,508	(1,413)
	$138,531	$(4,676)	$228,607	$(43,713)	$367,138	$(48,389)
For its investments in equity securities, particularly its investments in stocks of financial institutions, management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider those investments with unrealized holding losses as of June 30, 2012 to be other-than-temporarily impaired. As of June 30, 2012, the financial institutions stock portfolio had a cost basis of $21.3 million and a fair value of $22.6 million.
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
As of June 30, 2012, approximately $155 million, or 76%, of the ARCs were rated above investment grade, with approximately $24 million, or 12%, AAA rated and $94 million, or 46%, AA rated. Approximately $48 million, or 24%, of ARCs were either not rated or rated below investment grade by at least one ratings agency. Of this amount, approximately $30 million, or 61%, of the student loans underlying these ARCs have principal payments which are guaranteed by the federal government. In total, approximately $184 million, or 90%, of the student loans underlying the ARCs have principal payments which are guaranteed by the federal government. As of June 30, 2012, all ARCs were current and making scheduled interest payments. Based on management’s evaluations, ARCs with a fair value of $203.3 million were not subject to any other-than-temporary impairment charges as of June 30, 2012. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.
The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the decline in market value of these securities is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation does not consider these investments to be other-than-temporarily impaired as of June 30, 2012.

The majority of the Corporation's available for sale corporate debt securities are issued by financial institutions. The following table presents the amortized cost and estimated fair values of corporate debt securities:

	June 30, 2012		December 31, 2011
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$84,321	$76,823	$83,899	$74,365
Subordinated debt	43,233	46,012	40,184	41,296
Pooled trust preferred securities	5,810	5,018	6,236	5,109
Corporate debt securities issued by financial institutions	133,364	127,853	130,319	120,770
Other corporate debt securities	2,522	2,522	2,536	2,536
Available for sale corporate debt securities	$135,886	$130,375	$132,855	$123,306

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $7.5 million at June 30, 2012. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities during the six months ended June 30, 2012 or 2011. The Corporation held 12 single-issuer trust preferred securities that were rated below investment grade by at least one ratings agency, with an amortized cost of $41.7 million and an estimated fair value of $40.7 million at June 30, 2012. The majority of the single-issuer trust preferred securities rated below investment grade were rated BB or Ba. Single-issuer trust preferred securities with an amortized cost of $8.0 million and an estimated fair value of $6.5 million at June 30, 2012 were not rated by any ratings agency.
The Corporation held ten pooled trust preferred securities as of June 30, 2012. Nine of these securities, with an amortized cost of $5.6 million and an estimated fair value of $4.8 million, were rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. For each of the nine pooled trust preferred securities rated below investment grade, the class of securities held by the Corporation was below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool. The Corporation determines the fair value of pooled trust preferred securities based on quotes provided by third-party brokers.
The amortized cost of pooled trust preferred securities is the purchase price of the securities, net of cumulative credit related other-than-temporary impairment charges, determined using an expected cash flows model. The most significant input to the expected cash flows model is the expected payment deferral rate for each pooled trust preferred security. The Corporation evaluates the financial metrics, such as capital ratios and non-performing asset ratios, of the individual financial institution issuers that comprise each pooled trust preferred security to estimate its expected deferral rate. The actual weighted average cumulative defaults and deferrals as a percentage of original collateral were approximately 40.4% as of June 30, 2012.
Based on management’s evaluations, corporate debt securities with a fair value of $130.4 million were not subject to any other-than-temporary impairment charges as of June 30, 2012. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be maturity.

NOTE E – Loans and Allowance for Credit Losses
Loans, Net of Unearned Income
Loans, net of unearned income are summarized as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Real-estate - commercial mortgage	$4,653,097	$4,602,596
Commercial - industrial, financial and agricultural	3,538,188	3,639,368
Real-estate - home equity	1,599,468	1,624,562
Real-estate - residential mortgage	1,183,613	1,097,192
Real-estate - construction	619,060	615,445
Consumer	308,469	318,101
Leasing and other	69,872	63,254
Overdrafts	18,332	15,446
Loans, gross of unearned income	11,990,099	11,975,964
Unearned income	(7,266)	(6,994)
Loans, net of unearned income	$11,982,833	$11,968,970
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

The following table presents the components of the allowance for credit losses:

	June 30, 2012	December 31, 2011
	(in thousands)
Allowance for loan losses	$235,737	$256,471
Reserve for unfunded lending commitments	1,579	1,706
Allowance for credit losses	$237,316	$258,177
The following table presents the activity in the allowance for credit losses for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
	(in thousands)
Balance at beginning of period	$258,137	$271,156	$258,177	$275,498
Loans charged off	(50,540)	(40,675)	(80,799)	(86,204)
Recoveries of loans previously charged off	4,219	2,152	6,438	5,339
Net loans charged off	(46,321)	(38,523)	(74,361)	(80,865)
Provision for credit losses	25,500	36,000	53,500	74,000
Balance at end of period	$237,316	$268,633	$237,316	$268,633

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2012 and 2011:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and overdrafts	Unallocated	Total
	(in thousands)
Three months ended June 30, 2012
Balance at March 31, 2012	$81,652	$79,756	$13,083	$24,851	$31,186	$1,643	$3,274	$21,051	$256,496
Loans charged off	(23,699)	(13,017)	(2,789)	(1,492)	(8,442)	(471)	(630)	—	(50,540)
Recoveries of loans previously charged off	1,153	717	278	71	1,539	281	180	—	4,219
Net loans charged off	(22,546)	(12,300)	(2,511)	(1,421)	(6,903)	(190)	(450)	—	(46,321)
Provision for loan losses (1)	10,763	4,475	3,872	3,281	1,276	363	419	1,113	25,562
Balance at June 30, 2012	$69,869	$71,931	$14,444	$26,711	$25,559	$1,816	$3,243	$22,164	$235,737
Three months ended June 30, 2011
Balance at March 31, 2011	48,558	100,180	5,656	19,575	55,491	4,736	2,576	33,500	270,272
Loans charged off	(7,074)	(15,406)	(1,650)	(7,707)	(7,468)	(681)	(689)	—	(40,675)
Recoveries of loans previously charged off	191	1,003	2	190	79	433	254	—	2,152
Net loans charged off	(6,883)	(14,403)	(1,648)	(7,517)	(7,389)	(248)	(435)	—	(38,523)
Provision for loan losses	9,040	10,224	1,862	11,958	7,239	343	590	(6,322)	34,934
Impact of change in allowance methodology	22,883	(13,388)	3,690	7,896	(24,771)	(3,076)	(944)	7,710	—
Provision for loan losses, including impact of change in allowance methodology (1)	31,923	(3,164)	5,552	19,854	(17,532)	(2,733)	(354)	1,388	34,934
Balance at June 30, 2011	73,598	82,613	9,560	31,912	30,570	1,755	1,787	34,888	266,683
Six months ended June 30, 2012
Balance at December 31, 2011	$85,112	$74,896	$12,841	$22,986	$30,066	$2,083	$2,397	$26,090	$256,471
Loans charged off	(35,590)	(18,686)	(4,995)	(2,339)	(17,013)	(1,105)	(1,071)	—	(80,799)
Recoveries of loans previously charged off	1,969	1,353	298	144	1,603	631	440	—	6,438
Net loans charged off	(33,621)	(17,333)	(4,697)	(2,195)	(15,410)	(474)	(631)	—	(74,361)
Provision for loan losses (1)	18,378	14,368	6,300	5,920	10,903	207	1,477	(3,926)	53,627
Balance at June 30, 2012	$69,869	$71,931	$14,444	$26,711	$25,559	$1,816	$3,243	$22,164	$235,737
Six months ended June 30, 2011
Balance at December 31, 2010	$40,831	$101,436	$6,454	$17,425	$58,117	$4,669	$3,840	$41,499	$274,271
Loans charged off	(17,121)	(28,742)	(3,118)	(12,703)	(21,362)	(1,972)	(1,186)	—	(86,204)
Recoveries of loans previously charged off	1,726	1,394	3	234	642	742	598	—	5,339
Net loans charged off	(15,395)	(27,348)	(3,115)	(12,469)	(20,720)	(1,230)	(588)	—	(80,865)
Provision for loan losses	25,279	21,913	2,531	19,060	17,944	1,392	(521)	(14,321)	73,277
Impact of change in allowance methodology	22,883	(13,388)	3,690	7,896	(24,771)	(3,076)	(944)	7,710	—
Provision for loan losses, including impact of change in allowance methodology (1)	48,162	8,525	6,221	26,956	(6,827)	(1,684)	(1,465)	(6,611)	73,277
Balance at June 30, 2011	$73,598	$82,613	$9,560	$31,912	$30,570	$1,755	$1,787	$34,888	$266,683

(1)
Provision for loan losses is gross of a $62,000 and $127,000 decrease, respectively, in provision applied to unfunded commitments for the three and six months ended June 30, 2012. The total provision for credit losses, comprised of allocations for both funded and unfunded loans, was $25.5 million and $53.5 million for the three and six months ended June 30, 2012, respectively. Provision for loan losses is net of a $1.1 million and $723,000 increase, respectively, in provision applied to unfunded commitments for the three and six months ended June 30, 2011.The total provision for credit losses, comprised of allocations for both funded and unfunded loans, was $36.0 million and $74.0 million for the three and six months ended June 30, 2011, respectively.

The following table present loans, net of unearned income and their related allowance for loan losses, by portfolio segment, as of June 30, 2012 and 2011:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and overdrafts	Unallocated (1)	Total
	(in thousands)
Allowance for loan losses at June 30, 2012
Measured for impairment under FASB ASC Subtopic 450-20	$47,532	$46,650	$9,619	$7,781	$15,359	$1,811	$3,052	$22,164	$153,968
Evaluated for impairment under FASB ASC Section 310-10-35	22,337	25,281	4,825	18,930	10,200	5	191	N/A	81,769
	$69,869	$71,931	$14,444	$26,711	$25,559	$1,816	$3,243	$22,164	$235,737

Loans, net of unearned income at June 30, 2012
Measured for impairment under FASB ASC Subtopic 450-20	$4,541,364	$3,471,260	$1,591,117	$1,138,420	$566,163	$308,462	$80,643	N/A	$11,697,429
Evaluated for impairment under FASB ASC Section 310-10-35	111,733	66,928	8,351	45,193	52,897	7	295	N/A	285,404
	$4,653,097	$3,538,188	$1,599,468	$1,183,613	$619,060	$308,469	$80,938	N/A	$11,982,833

Allowance for loan losses at June 30, 2011
Measured for impairment under FASB ASC Subtopic 450-20	$44,600	$53,373	$9,560	$5,953	$18,794	$1,597	$1,727	$34,888	$170,492
Evaluated for impairment under FASB ASC Section 310-10-35	28,998	29,240	—	25,959	11,776	158	60	N/A	96,191
	$73,598	$82,613	$9,560	$31,912	$30,570	$1,755	$1,787	$34,888	$266,683

Loans, net of unearned income at June 30, 2011
Measured for impairment under FASB ASC Subtopic 450-20	$4,329,750	$3,587,702	$1,626,545	$955,863	$623,734	$330,754	$67,773	N/A	$11,522,121
Evaluated for impairment under FASB ASC Section 310-10-35	113,275	91,156	—	67,783	57,854	211	91	N/A	330,370
	$4,443,025	$3,678,858	$1,626,545	$1,023,646	$681,588	$330,965	$67,864	N/A	$11,852,491

(1)
The Corporation’s unallocated allowance, which was approximately 9% and 13% as of June 30, 2012 and June 30, 2011, respectively, was reasonable and appropriate as the estimates used in the allocation process are inherently imprecise.

N/A – Not applicable.
In June 2012, the Corporation sold $44.1 million of non-accrual commercial mortgage, commercial and construction loans to an investor, resulting in a total increase to charge-offs of $21.2 million during the second quarter of 2012. Because the existing allowance for credit losses on the loans sold exceeded the charge-off amount, no additional provision for credit losses was required. Below is a summary of the transaction:

	Real Estate - Commercial mortgage	Commercial - industrial, financial and agricultural	Real Estate - Construction	Total
	(in thousands)
Unpaid principal balance of loans sold	$38,450	$15,270	$6,280	$60,000
Charge-offs prior to sale	(8,600)	(3,750)	(3,540)	(15,890)
Net recorded investment in loans sold	29,850	11,520	2,740	44,110
Proceeds from sale, net of selling expenses	15,910	5,170	1,850	22,930
Total charge-off upon sale	$(13,940)	$(6,350)	$(890)	$(21,180)

Existing allocation for credit losses on sold loans	$(15,090)	$(7,510)	$(1,520)	$(24,120)

Impaired Loans
A loan is considered to be impaired if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement.
An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. Impaired loans with balances greater than $1.0 million are evaluated individually for impairment. Impaired loans with balances less than $1.0 million are pooled and measured for impairment collectively. As of June 30, 2012 and December 31, 2011, substantially all of the Corporation’s individually evaluated impaired loans were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate in the case of impaired commercial mortgages, construction loans and residential mortgages, or business assets, such as accounts receivable or inventory, in the case of commercial loans. Commercial loans may also be secured by real property.
As of June 30, 2012 and 2011, approximately 78% and 85%, respectively, of impaired loans with principal balances greater than $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using certified third-party appraisals that had been updated within the preceding 12 months.
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

The following table presents total impaired loans by class segment as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$68,523	$52,478	$—	$54,445	$46,768	$—
Commercial - secured	27,642	21,916	—	35,529	28,440	—
Commercial - unsecured	13	13	—	—	—	—
Real estate - home equity	584	584	—	199	199	—
Real estate - residential mortgage	1,988	1,988	—	—	—	—
Construction - commercial residential	49,881	26,975	—	62,822	31,233	—
Construction - commercial	2,953	2,386	—	3,604	3,298	—
	151,584	106,340		156,599	109,938
With a related allowance recorded:
Real estate - commercial mortgage	75,818	59,255	22,337	100,529	79,566	36,060
Commercial - secured	53,775	42,395	23,205	61,970	47,652	26,248
Commercial - unsecured	2,769	2,604	2,076	3,139	2,789	2,177
Real estate - home equity	7,767	7,767	4,825	5,294	5,294	3,076
Real estate - residential mortgage	43,205	43,205	18,930	39,918	39,918	16,295
Construction - commercial residential	25,869	19,928	8,191	41,176	25,632	11,287
Construction - commercial	3,380	2,687	1,470	3,221	1,049	506
Construction - other	921	921	539	1,127	1,127	663
Consumer - direct	7	7	5	368	368	228
Leasing and other and overdrafts	295	295	191	56	56	37
	213,806	179,064	81,769	256,798	203,451	96,577
Total	$365,390	$285,404	$81,769	$413,397	$313,389	$96,577
As of June 30, 2012 and December 31, 2011, there were $106.3 million and $109.9 million, respectively, of impaired loans that did not have a related allowance for loan loss. The estimated fair values of the collateral for these loans exceeded their carrying amount and, accordingly, no specific valuation allowance was considered to be necessary.

The following table presents average impaired loans by class segment for the three and six months ended June 30:

	Three months ended June 30, 2012		Three months ended June 30, 2011		Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$46,502	$127	$41,139	$87	$46,591	$198	$45,510	$490
Commercial - secured	21,798	10	32,313	15	24,012	17	30,790	161
Commercial - unsecured	13	—	—	—	9	—	196	3
Real estate - home equity	542	—	—	—	428	—	—	—
Real estate - residential mortgage	1,240	11	—	—	826	13	7,071	43
Construction - commercial residential	28,734	43	20,322	6	29,567	68	24,333	184
Construction - commercial	2,765	4	3,601	1	2,942	6	3,109	21
	101,594	195	97,375	109	104,375	302	111,009	902
With a related allowance recorded:
Real estate - commercial mortgage	64,733	161	70,441	150	69,677	283	81,650	989
Commercial - secured	47,437	20	47,747	22	47,508	33	97,723	1,199
Commercial - unsecured	2,822	1	3,193	2	2,811	2	4,996	33
Real estate - home equity	6,813	4	—	—	6,306	4	—	—
Real estate - residential mortgage	41,731	370	71,807	487	41,127	760	54,044	577
Construction - commercial residential	24,210	35	40,219	13	24,684	57	61,421	448
Construction - commercial	2,854	4	313	—	2,252	6	1,089	17
Construction - other	1,047	1	1,687	—	1,073	2	1,124	—
Consumer - direct	8	—	150	2	128	—	100	2
Leasing and other and overdrafts	164	—	77	—	128	—	51	—
	191,819	596	235,634	676	195,694	1,147	302,198	3,265
Total	$293,413	$791	$333,009	$785	$300,069	$1,449	$413,207	$4,167

(1)
All impaired loans, excluding accruing troubled debt restructurings, were non-accrual loans. Interest income recognized for the three and six months ended June 30, 2012 and 2011 represent amounts earned on accruing troubled debt restructurings.

Credit Quality Indicators and Non-performing Assets

The following table presents internal credit risk ratings for commercial loans, commercial mortgages and certain construction loans, by class segment:

	Pass		Special Mention		Substandard or Lower		Total
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(in thousands)
Real estate - commercial mortgage	$4,195,679	$4,099,103	$153,931	$160,935	$303,487	$342,558	$4,653,097	$4,602,596
Commercial - secured	2,943,780	2,977,957	151,545	166,588	222,268	249,014	3,317,593	3,393,559
Commercial -unsecured	207,026	230,962	5,777	6,066	7,792	8,781	220,595	245,809
Total commercial - industrial, financial and agricultural	3,150,806	3,208,919	157,322	172,654	230,060	257,795	3,538,188	3,639,368
Construction - commercial residential	165,191	175,706	57,524	50,854	108,287	126,378	331,002	352,938
Construction - commercial	212,631	186,049	4,016	7,022	12,877	16,309	229,524	209,380
Total construction (excluding Construction - other)	377,822	361,755	61,540	57,876	121,164	142,687	560,526	562,318
	$7,724,307	$7,669,777	$372,793	$391,465	$654,711	$743,040	$8,751,811	$8,804,282
% of Total	88.2%	87.1%	4.3%	4.5%	7.5%	8.4%	100.0%	100.0%

The following is a description of the Corporation's internal risk ratings assigned to commercial loans, commercial mortgages and certain construction loans:

Pass: These loans do not currently pose any identified risk and can range from the highest to average quality, depending on the degree of potential risk.

Special Mention: These loans constitute an undue and unwarranted credit risk, but not to a point of justifying a classification of substandard. Loans in this category are currently acceptable, but are nevertheless potentially weak.

Substandard or Lower: Substandard loans are inadequately protected by current sound worth and paying capacity of the borrower. There exists a well-defined weakness or weaknesses that jeopardize the normal repayment of the debt.

The Corporation believes that internal risk ratings are the most relevant credit quality indicator for these types of loans. The migration of loans through the various internal risk rating categories is a significant component of the allowance for credit loss methodology, which bases the probability of default on this migration.

The Corporation does not assign internal risk ratings for smaller balance, homogeneous loans, such as home equity, residential mortgage, consumer, leasing, other and certain construction loans. For these loans, the most relevant credit quality indicator is delinquency status. The migration of loans through the delinquency status is a significant component of the allowance for credit loss methodology, which bases the probability of default on this migration.

The following table presents a summary of delinquency and non-performing status for home equity, residential mortgages, construction - other and consumer loans by class segment:

	Performing		Delinquent (1)		Non-performing (2)		Total
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(in thousands)
Real estate - home equity	$1,574,781	$1,601,722	$13,215	$11,633	$11,472	$11,207	$1,599,468	$1,624,562
Real estate - residential mortgage	1,123,426	1,043,733	34,814	37,123	25,373	16,336	1,183,613	1,097,192
Construction - other	56,631	49,593	982	2,341	921	1,193	58,534	53,127
Consumer - direct	153,624	157,157	3,810	4,011	3,300	3,201	160,734	164,369
Consumer - indirect	145,554	151,112	2,021	2,437	160	183	147,735	153,732
Total consumer	299,178	308,269	5,831	6,448	3,460	3,384	308,469	318,101
Leasing and other and overdrafts	80,114	70,550	428	1,049	396	107	80,938	71,706
	$3,134,130	$3,073,867	$55,270	$58,594	$41,622	$32,227	$3,231,022	$3,164,688
% of Total	97.0%	97.1%	1.7%	1.9%	1.3%	1.0%	100.0%	100.0%

(1)	Includes all accruing loans 31 days to 89 days past due.

(2)	Includes all accruing loans 90 days or more past due and all non-accrual loans.
The following table presents the detail of non-performing assets:

	June 30, 2012	December 31, 2011
	(in thousands)
Non-accrual loans	$203,539	$257,761
Accruing loans greater than 90 days past due	30,434	28,767
Total non-performing loans	233,973	286,528
Other real estate owned (OREO)	32,338	30,803
Total non-performing assets	$266,311	$317,331

The following table presents troubled debt restructurings (TDRs), by class segment:

	June 30, 2012	December 31, 2011
	(in thousands)
Real-estate - residential mortgage	$33,516	$32,331
Real-estate - commercial mortgage	32,481	22,425
Construction - commercial residential	10,030	7,645
Commercial - secured	4,679	3,449
Real estate - home equity	620	183
Commercial -unsecured	127	132
Consumer - direct	—	10
Total accruing TDRs	81,453	66,175
Non-accrual TDRs (1)	27,576	32,587
Total TDRs	$109,029	$98,762

(1)	Included within non-accrual loans in table detailing non-performing assets above.

As of June 30, 2012 and December 31, 2011, there were $1.5 million and $1.7 million, respectively, of commitments to lend additional funds to borrowers whose loans were modified under TDRs.

The following table presents loans modified as TDRs during the three and six months ended June 30, 2012 and classified as TDRs as of June 30, 2012, by class segment:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Real estate - commercial mortgage	9	$10,931	13	$16,600
Real estate - residential mortgage	11	3,436	24	8,115
Construction - commercial residential	3	4,072	6	10,437
Real estate - home equity	4	389	6	560
Commercial - secured	2	167	7	3,207
	29	$18,995	56	$38,919

The following table presents loans modified as TDRs within the previous 12 months, and classified as TDRs as of June 30, 2012, which had a payment default during the three and six months ended June 30, 2012, by class segment:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	( dollars in thousands)
Real estate - commercial mortgage	12	$8,160	21	$12,248
Construction - commercial residential	2	5,670	5	13,220
Real estate - residential mortgage	16	5,217	24	6,931
Real estate - home equity	4	444	6	683
Commercial - secured	3	167	5	282
	37	$19,658	61	$33,364

The following table presents past due status and non-accrual loans by portfolio segment and class segment:

	June 30, 2012
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$11,981	$7,208	$2,927	$79,252	$82,179	$101,368	$4,551,729	$4,653,097
Commercial - secured	10,525	11,791	5,529	59,632	65,161	87,477	3,230,117	3,317,594
Commercial - unsecured	570	455	318	2,490	2,808	3,833	216,761	220,594
Total commercial - industrial, financial and agricultural	11,095	12,246	5,847	62,122	67,969	91,310	3,446,878	3,538,188
Real estate - home equity	9,835	3,380	4,528	6,944	11,472	24,687	1,574,781	1,599,468
Real estate - residential mortgage	24,400	10,414	14,109	11,264	25,373	60,187	1,123,426	1,183,613
Construction - commercial residential	2,068	—	129	36,873	37,002	39,070	291,932	331,002
Construction - commercial	2,820	—	128	5,073	5,201	8,021	221,503	229,524
Construction - other	982	—	—	921	921	1,903	56,631	58,534
Total real estate - construction	5,870	—	257	42,867	43,124	48,994	570,066	619,060
Consumer - direct	2,668	1,142	2,505	795	3,300	7,110	153,624	160,734
Consumer - indirect	1,688	333	160	—	160	2,181	145,554	147,735
Total consumer	4,356	1,475	2,665	795	3,460	9,291	299,178	308,469
Leasing and other and overdrafts	312	116	101	295	396	824	80,114	80,938
	$67,849	$34,839	$30,434	$203,539	$233,973	$336,661	$11,646,172	$11,982,833

	December 31, 2011
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$11,167	$14,437	$4,394	$109,412	$113,806	$139,410	$4,463,186	$4,602,596
Commercial - secured	9,284	4,498	4,831	73,048	77,879	91,661	3,301,899	3,393,560
Commercial - unsecured	671	515	409	2,656	3,065	4,251	241,557	245,808
Total commercial - industrial, financial and agricultural	9,955	5,013	5,240	75,704	80,944	95,912	3,543,456	3,639,368
Real estate - home equity	7,439	4,194	5,714	5,493	11,207	22,840	1,601,722	1,624,562
Real estate - residential mortgage	23,877	13,246	8,502	7,834	16,336	53,459	1,043,733	1,097,192
Construction - commercial residential	2,372	4,824	1,656	53,420	55,076	62,272	290,665	352,937
Construction - commercial	31	—	128	4,347	4,475	4,506	204,875	209,381
Construction - other	2,341	—	66	1,127	1,193	3,534	49,593	53,127
Total real estate - construction	4,744	4,824	1,850	58,894	60,744	70,312	545,133	615,445
Consumer - direct	2,706	1,305	2,833	368	3,201	7,212	157,157	164,369
Consumer - indirect	1,997	440	183	—	183	2,620	151,112	153,732
Total consumer	4,703	1,745	3,016	368	3,384	9,832	308,269	318,101
Leasing and other and overdrafts	925	124	51	56	107	1,156	70,550	71,706
	$62,810	$43,583	$28,767	$257,761	$286,528	$392,921	$11,576,049	$11,968,970

NOTE F – Mortgage Servicing Rights
The following table summarizes the changes in mortgage servicing rights (MSRs) for the three and six months ended June 30, which are included in other assets on the consolidated balance sheets:

	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
	(in thousands)
Amortized cost:
Balance at beginning of period	$35,259	$32,060	$34,666	$30,700
Originations of mortgage servicing rights	4,058	2,010	6,836	4,668
Amortization	(2,314)	(1,261)	(4,499)	(2,559)
Balance at end of period	$37,003	$32,809	$37,003	$32,809

Valuation allowance	$(1,550)	$(1,550)	$(1,550)	$(1,550)

Net MSRs at end of period	$35,453	31,259	$35,453	$31,259
MSRs represent the economic value of contractual rights to service mortgage loans that have been sold. Accordingly, actual and expected prepayments of the underlying mortgage loans can impact the value of MSRs.
The Corporation estimates the fair value of its MSRs by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections for mortgage-backed securities with rates and terms comparable to the loans underlying the MSRs. No adjustment to the valuation allowance was necessary as of June 30, 2012.

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
The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income for the three and six months ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(in thousands)
Stock-based compensation expense	$2,337	$554	$3,050	$1,101
Tax benefit	(657)	(119)	(816)	(255)
Stock-based compensation expense, net of tax	$1,680	$435	$2,234	$846

Stock option fair values are estimated through the use of the Black-Scholes valuation methodology as of the date of grant. Stock options carry terms of up to ten years. Restricted stock fair values are equal to the average trading price of the Corporation’s stock on the date of grant. Restricted stock awards earn dividends during the vesting period, which are forfeitable if the awards do not vest. Stock options and restricted stock under the Employee Option Plan have historically been granted annually and become fully vested over or after a three year vesting period. Restricted stock awards under the Directors' Plan generally vest one year from the date of grant. Certain events, as defined in the Employee Option Plan and Directors' Plan, result in the acceleration of the vesting of both stock options and restricted stock. On April 1, 2012, the Corporation granted approximately 471,000 stock options and

320,000 shares of restricted stock under its Employee Option Plan. As of June 30, 2012, the Employee Option Plan had 11.9 million shares reserved for future grants through 2013.

On May 1, 2012, the Corporation granted approximately 21,000 shares of restricted stock under its Directors’ Plan. As of June 30, 2012, the Directors’ Plan had 469,000 shares reserved for future grants through 2021.

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
The net periodic benefit cost for the Corporation’s Pension Plan, as determined by consulting actuaries, consisted of the following components for the three and six months ended June 30:

	Pension Plan
	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(in thousands)
Service cost (1)	$39	$15	$78	$30
Interest cost	806	853	1,612	1,706
Expected return on plan assets	(808)	(837)	(1,616)	(1,674)
Net amortization and deferral	420	72	840	144
Net periodic benefit cost	$457	$103	$914	$206

(1)
The Pension Plan service cost recorded for the three and six months ended June 30, 2012 and 2011, respectively, was related to administrative costs associated with the plan and not due to the accrual of additional participant benefits.

The net periodic benefit cost for the Corporation’s Postretirement Plan, as determined by consulting actuaries, consisted of the following components for the three and six months ended June 30:

	Postretirement Plan
	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(in thousands)
Service cost	$53	$50	$106	$101
Interest cost	87	107	174	214
Expected return on plan assets	(1)	(1)	(2)	(2)
Net accretion and deferral	(91)	(91)	(182)	(182)
Net periodic benefit cost	$48	$65	$96	$131

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
The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	June 30, 2012		December 31, 2011
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers:
Positive fair values	$387,362	$8,970	$181,583	$3,888
Negative fair values	2,049	(40)	1,593	(10)
Net interest rate locks with customers		8,930		3,878
Forward Commitments:
Positive fair values	4,626	29	3,178	13
Negative fair values	365,114	(4,553)	173,208	(2,724)
Net forward commitments		(4,524)		(2,711)
Net derivative fair value asset		$4,406		$1,167

The following table presents a summary of the fair value gains and losses on derivative financial instruments for the three and six months ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(in thousands)
Interest rate locks with customers	$4,243	$82	$5,052	$2,002
Forward commitments	(5,159)	(38)	(1,813)	(9,323)
Fair value gains (losses) on derivative financial instruments	$(916)	$44	$3,239	$(7,321)

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
The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Commitments to extend credit	$3,992,822	$3,803,532
Standby letters of credit	424,588	444,019
Commercial letters of credit	27,663	31,557
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
The Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan or reimburse the investor for a credit loss incurred on a loan if it is determined that the representations and warranties have not been met. This generally results from an underwriting or documentation deficiency. As of June 30, 2012 and December 31, 2011, total outstanding repurchase requests totaled approximately $4.7 million and $2.7 million, respectively.
From 2000 to 2011, the Corporation sold loans to the FHLB under its Mortgage Partnership Finance Program (MPF Program). No loans have been sold under this program in 2012. The Corporation provided a "credit enhancement" for residential mortgage loans sold under the MPF Program whereby it would assume credit losses in excess of a defined "First Loss Account" (FLA) balance, up to specified amounts. The FLA is funded by the FHLB based on a percentage of the outstanding principal balance of loans sold. As of June 30, 2012, the unpaid principal balance of loans sold under the MPF Program was approximately $263 million. During the first six months of 2012, credit losses under the MPF Program were projected to exceed the FLA, and, as a result, the Corporation recorded a $3.0 million reserve for expected credit losses related to loans sold under the MPF Program. This reserve was calculated based on delinquency status and estimated loss rates established through the Corporation's existing allowance for loan loss methodology.
As of June 30, 2012 and December 31, 2011, the reserve for losses on residential mortgage loans sold was $4.1 million and $1.5 million, respectively, including both reserves for credit losses under the MPF Program and reserves for representation and warranty exposures. Management believes that the reserves recorded as of June 30, 2012 are adequate. However, declines in collateral values, the identification of additional loans to be repurchased, or a deterioration of the FHLB portfolio's credit quality could necessitate additional reserves in the future.
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
The following table presents a summary of the Corporation’s mortgage loans held for sale:

	June 30, 2012	December 31, 2011
	(in thousands)
Cost	$68,779	$45,324
Fair value	71,406	47,009
During the three and six months ended June 30, 2012, the Corporation recorded gains related to changes in fair values of mortgage loans held for sale of $1.1 million and $941,000, respectively, compared to gains of $533,000 and $1.8 million, respectively, for the three and six months ended June 30, 2011.

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
Following is a summary of the Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$71,406	$—	$71,406
Available for sale investment securities:
Equity securities	29,300	—	—	29,300
U.S. Government securities	—	327	—	327
U.S. Government sponsored agency securities	—	3,992	—	3,992
State and municipal securities	—	303,480	—	303,480
Corporate debt securities	—	121,257	9,118	130,375
Collateralized mortgage obligations	—	981,657	—	981,657
Mortgage-backed securities	—	1,135,746	—	1,135,746
Auction rate securities	—	—	203,282	203,282
Total available for sale investments	29,300	2,546,459	212,400	2,788,159
Other financial assets	13,746	8,999	—	22,745
Total assets	$43,046	$2,626,864	$212,400	$2,882,310
Other financial liabilities	$13,746	$4,593	$—	$18,339

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$47,009	$—	$47,009
Available for sale investment securities:
Equity securities	34,586	—	—	34,586
U.S. Government securities	—	334	—	334
U.S. Government sponsored agency securities	—	4,073	—	4,073
State and municipal securities	—	322,018	—	322,018
Corporate debt securities	—	114,017	9,289	123,306
Collateralized mortgage obligations	—	1,001,209	—	1,001,209
Mortgage-backed securities	—	880,097	—	880,097
Auction rate securities	—	—	225,211	225,211
Total available for sale investments	34,586	2,321,748	234,500	2,590,834
Other financial assets	13,130	3,901	—	17,031
Total assets	$47,716	$2,372,658	$234,500	$2,654,874
Other financial liabilities	$13,130	$2,734	$—	$15,864
The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

•
Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of June 30, 2012 and December 31, 2011 were measured as the price that secondary market investors were offering for loans with similar characteristics.

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

▪
Equity securities – Equity securities consist of stocks of financial institutions ($22.6 million at June 30, 2012 and $27.9 million at December 31, 2011) and other equity investments ($6.6 million at June 30, 2012 and $6.7 million at December 31, 2011). These Level 1 investments are measured at fair value based on quoted prices for identical securities in active markets. Restricted equity securities issued by the FHLB and Federal Reserve Bank ($76.1 million at June 30, 2012 and $82.5 million at December 31, 2011) have been excluded from the preceding tables.

▪
U.S. Government securities/U.S. Government sponsored agency securities/State and municipal securities/Collateralized mortgage obligations/Mortgage-backed securities – These debt securities are classified as Level 2 investments. Fair values are determined by a third-party pricing service, as detailed above.

▪
Corporate debt securities – This category consists of subordinated debt issued by financial institutions ($46.0 million at June 30, 2012 and $41.3 million at December 31, 2011), single-issuer trust preferred securities issued by financial institutions ($76.8 million at June 30, 2012 and $74.4 million at December 31, 2011), pooled trust preferred securities issued by financial institutions ($5.0 million at June 30, 2012 and $5.1 million at December 31, 2011) and other corporate debt issued by non-financial institutions ($2.5 million at June 30, 2012 and December 31, 2011).

Classified as Level 2 investments are the Corporation’s subordinated debt, other corporate debt issued by non-

financial institutions and $72.7 million and $70.2 million of single-issuer trust preferred securities held at June 30, 2012 and December 31, 2011, respectively. These corporate debt securities are measured at fair value by a third-party pricing service, as detailed above.
Classified as Level 3 assets are the Corporation’s investments in pooled trust preferred securities and certain single-issuer trust preferred securities ($4.1 million at June 30, 2012 and $4.2 million at December 31, 2011). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.

•
Auction rate securities – Due to their illiquidity, ARCs are classified as Level 3 investments and are valued through the use of an expected cash flows model prepared by a third-party valuation expert. The assumptions used in preparing the expected cash flows model include estimates for coupon rates, time to maturity and market rates of return. The most significant unobservable input to the expected cash flows model is an assumed return to market liquidity sometime within the next five years. If the assumed return to market liquidity was lengthened beyond the next five years, this would result in a decrease in the fair value of these ARCs. Expected cash flows models performed prior to June 30, 2012 assumed a return to market liquidity sometime within the next three years. The three year expected term was based on the Corporation's assumption that market liquidity would resume, in some form, within a relatively short period of time. Although there has been a material reduction in the Corporation's outstanding ARCs, a more protracted period of sporadic trust refinancing and periodic tenders of bonds is expected. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are paid down. Based on this historical experience, the Corporation elected to increase the expected term as of June 30, 2012.

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

The following table presents the changes in the Corporation’s assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30, 2012
	Available for Sale Investment Securities
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARC Investments
	(in thousands)
Balance at March 31, 2012	$5,062	$4,360	$223,877
Unrealized adjustment to fair value (1)	137	(262)	(17,322)
Settlements - calls	(180)	—	(4,193)
(Premium amortization) discount accretion (2)	(1)	2	920
Balance at June 30, 2012	$5,018	$4,100	$203,282
	Three months ended June 30, 2011
Balance at March 31, 2011	$4,816	$8,094	$256,413
Realized adjustment to fair value (3)	(359)	—	—
Unrealized adjustment to fair value (1)	1,110	280	(1,308)
Settlements - calls	(133)	(555)	(976)
(Premium amortization) discount accretion (2)	(1)	—	1,013
Balance at June 30, 2011	$5,433	$7,819	$255,142

	Six months ended June 30, 2012
	Available for Sale Investment Securities
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARC Investments
	(in thousands)
Balance at December 31, 2011	$5,109	$4,180	$225,211
Unrealized adjustment to fair value (1)	314	(84)	(19,486)
Settlements - calls	(403)	—	(4,510)
(Premium amortization) discount accretion (2)	(2)	4	2,067
Balance at June 30, 2012	$5,018	$4,100	$203,282
	Six months ended June 30, 2011
Balance, December 31, 2010	$4,528	$8,583	$260,679
Transfer to Level 3 from Level 2 (4)	—	(800)	—
Realized adjustment to fair value (3)	(1,353)	—	—
Unrealized adjustment to fair value (1)	2,478	591	(1,231)
Settlements - calls	(218)	(555)	(6,499)
(Premium amortization) discount accretion (2)	(2)	—	2,193
Balance at June 30, 2011	$5,433	$7,819	$255,142

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

(4)	During the six months ended June 30, 2011, one single-issuer trust preferred security with a fair value of $800,000 was reclassified as a Level 2 asset.

Certain financial assets are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents the Corporation’s financial assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheets:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$203,635	$203,635
Other financial assets	—	—	67,791	67,791
Total assets	$—	$—	$271,426	$271,426

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$216,812	$216,812
Other financial assets	—	—	63,919	63,919
Total assets	$—	$—	$280,731	$280,731
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

•
Other financial assets – This category includes OREO ($32.3 million at June 30, 2012 and $30.8 million at December 31, 2011) and MSRs, net of the MSR valuation reserve ($35.5 million at June 30, 2012 and $33.1 million at December 31, 2011), both classified as Level 3 assets.

Fair values for OREO were based on estimated selling prices less estimated selling costs for similar assets in active markets.
MSRs are initially recorded at fair value upon the sale of residential mortgage loans, which the Corporation continues to service, to secondary market investors. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation. Significant inputs to the valuations include expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections for mortgage-backed securities with rates and terms comparable to the loans underlying the MSRs. The annual constant prepayment rates used in the June 30, 2012 discounted cash flows valuation ranged from 11.2% to 18.5%, and were based on the weighted average remaining term of loans in each stratum.
As required by FASB ASC Section 825-10-50, the following table details the book values and estimated fair values of the Corporation’s financial instruments as of June 30, 2012 and December 31, 2011. In addition, a general description of the methods and assumptions used to estimate such fair values is also provided.
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

	June 30, 2012		December 31, 2011
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$242,811	$242,811	$292,598	$292,598
Interest-bearing deposits with other banks	118,468	118,468	175,336	175,336
Loans held for sale (1)	71,406	71,406	47,009	47,009
Securities held to maturity	6,562	6,571	6,669	6,699
Securities available for sale (1)	2,864,270	2,864,270	2,673,298	2,673,298
Loans, net of unearned income (1)	11,982,833	11,943,390	11,968,970	11,992,586
Accrued interest receivable	48,283	48,283	51,098	51,098
Other financial assets (1)	144,910	144,910	315,952	315,952
FINANCIAL LIABILITIES
Demand and savings deposits	$8,497,839	$8,497,839	$8,511,789	$8,511,789
Time deposits	3,734,645	3,771,367	4,013,950	4,056,247
Short-term borrowings	931,681	931,681	597,033	597,033
Accrued interest payable	23,725	23,725	25,686	25,686
Other financial liabilities (1)	85,440	85,440	69,816	69,816
Federal Home Loan Bank advances and long-term debt	908,809	864,733	1,040,149	982,010

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
The estimated fair values of securities held to maturity as of June 30, 2012 and December 31, 2011 were based on quoted market prices. The estimated fair value of securities would be categorized within Level 2 assets under FASB ASC Topic 820.
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

NOTE M – Common Stock Repurchase Plan
In June 2012, the Corporation announced that its board of directors approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to five million shares, or approximately 2.5% of the Corporation's outstanding shares, through December 31, 2012. Repurchased shares will be added to treasury stock, at cost, and will be used for general corporate purposes. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time in open market purchases at prevailing prices. The program may be discontinued at any time. As of June 30, 2012, the Corporation had not repurchased any shares under this program.

NOTE N – Reclassifications

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

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	As of or for the Three months ended June 30		As of or for the Six months ended June 30
	2012	2011	2012	2011
Income before income taxes (in thousands)	$53,251	$49,539	$104,915	$95,699
Net income (in thousands)	$39,891	$36,385	$78,023	$70,170
Diluted net income per share	$0.20	$0.18	$0.39	$0.35
Return on average assets	0.98%	0.91%	0.96%	0.88%
Return on average equity	7.84%	7.53%	7.72%	7.38%
Net interest margin (1)	3.78%	3.95%	3.81%	3.93%
Non-performing assets to total assets	1.63%	2.18%	1.63%	2.18%
Net charge-offs to average loans	1.55%	1.30%	1.24%	1.36%

(1)	Presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion.
The Corporation’s income before income taxes for the second quarter of 2012 increased $3.7 million, or 7.5%, from the same period in 2011. Income before income taxes for the first half of 2012 increased $9.2 million, or 9.6%, from the same period in 2011.
Asset quality and net interest income continue to be key drivers of financial performance for the Corporation. Results for the first half of 2012 were also impacted by mortgage banking activities and higher non-interest expenses. The following is a brief overview of each of these areas.
Asset Quality - Economic conditions improved throughout most of the Corporation's markets during the first half of 2012. For the three and six months ended June 30, 2012, the Corporation's provision for credit losses decreased $10.5 million, or 29.2%, and $20.5 million, or 27.7%, respectively, in comparison to the same periods in 2011. In comparison to June 30, 2011, non-performing loans decreased $76.9 million, or 24.7%, due in large part to the sale of $34.7 million of non-accrual residential mortgages in December 2011 and $44.1 million of non-accrual commercial mortgages, commercial and construction loans in June 2012. Overall loan delinquency also improved in comparison to June 30, 2011, decreasing to 2.81% from 3.48%.
Mortgage Banking Operations - During the three and six months ended June 30, 2012, mortgage banking income increased $5.1 million, or 84.2%, and $9.7 million, or 84.1%, respectively, in comparison to the same periods in 2011. Gains on sales of mortgage loans for the three and six months ended June 30, 2012 increased $5.9 million, or 116.8%, and $11.0 million, or 115.0%, respectively. The three and six-month increases in gains on sales of mortgage loans were due to both increases in pricing spreads and increases in new loan commitments. During the three and six months ended June 30, 2012, new commitments increased $303.1 million, or 85.9%, and $590.5 million, or 86.7%, respectively, in comparison to the same periods in 2011. This increase was largely due to an increase in refinances in the persistent low interest rate environment.
Estimated losses on residential mortgage loans previously originated and sold by the Corporation, recorded as a component of operating risk loss on the consolidated statements of income, were $681,000 and $3.6 million for the three and six months ended June 30, 2012 in comparison to credits of $500,000 and $1.4 million for the same periods in 2011. During the three and six months ended June 30, 2012, the Corporation recorded $362,000 and $3.0 million, respectively, of charges due to exposure in one specific investor program with the Federal Home Loan Bank (FHLB). Under this program, the Corporation provided a “credit enhancement” for residential mortgage loans sold, whereby it was responsible for credit losses above defined levels, up to specified amounts. The credits recorded during the three and six months ended June 30, 2011 resulted from a decrease in the Corporation's exposure due to entering into settlement agreements with certain secondary market investors. See Note J, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for additional details.
Net Interest Income and Net Interest Margin - Net interest income decreased $3.1 million, or 2.2%, and $4.0 million, or 1.4%, respectively, for the three and six months ended June 30, 2012 in comparison to the same periods in 2011. These decreases were driven by decreases in the net interest margin of 17 basis points, or 4.3%, and 12 basis points, or 3.1%, respectively, for the three and six months ended June 30, 2012 in comparison to the same periods in 2011.
The decrease in the net interest margin resulted from the continuing low interest rate environment, in which yields on earning assets declined more significantly than the cost of funds.

Non-Interest Expenses - During the three and six months ended June 30, 2012, total non-interest expenses increased $11.3 million, or 11.2%, and $21.1 million, or 10.5%, respectively. These increases resulted from salaries and benefits costs, loan workout expenses, operating risk loss and higher consulting expenses. For more details, see the "Non-Interest Expense" sections of Management's Discussion.
Quarter Ended June 30, 2012 compared to the Quarter Ended June 30, 2011
Net Interest Income
FTE net interest income decreased $2.9 million, or 2.0%, from $144.6 million in the second quarter of 2011 to $141.7 million in the second quarter of 2012. This decrease was primarily due to a decrease in net interest margin, partially offset by the impact of a $378.4 million, or 2.6%, increase in average interest-earning assets.
Net interest margin decreased 17 basis points, or 4.3%, from 3.95% for the second quarter of 2011 to 3.78% for the second quarter of 2012. The decrease in net interest margin was due to the net effect of a 40 basis point, or 8.2%, decrease in yields on interest-earning assets, which more than offset a 26 basis point, or 21.8%, decrease in funding costs.

The following table provides a comparative average balance sheet and net interest income analysis for the second quarter of 2012 as compared to the same period in 2011. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Three months ended June 30
	2012			2011
ASSETS	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Interest-earning assets:
Loans, net of unearned income (2)	$11,965,704	$144,263	4.85%	$11,883,019	$151,974	5.13%
Taxable investment securities (3)	2,533,060	18,624	2.94	2,141,307	20,749	3.88
Tax-exempt investment securities (3)	283,736	3,992	5.63	343,214	4,840	5.64
Equity securities (3)	106,954	707	2.65	128,258	775	2.42
Total investment securities	2,923,750	23,323	3.19	2,612,779	26,364	4.04
Loans held for sale	55,813	538	3.85	36,793	492	5.34
Other interest-earning assets	129,272	45	0.14	163,548	101	0.25
Total interest-earning assets	15,074,539	168,169	4.48%	14,696,139	178,931	4.88%
Noninterest-earning assets:
Cash and due from banks	233,427			278,393
Premises and equipment	216,881			207,141
Other assets	1,093,673			1,098,116
Less: Allowance for loan losses	(259,327)			(273,593)
Total Assets	$16,359,193			$16,006,196
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$2,484,730	$1,025	0.17%	$2,352,961	$1,371	0.23%
Savings deposits	3,292,620	1,510	0.18	3,356,361	3,258	0.39
Time deposits	3,791,362	12,208	1.30	4,353,352	17,146	1.58
Total interest-bearing deposits	9,568,712	14,743	0.62	10,062,674	21,775	0.87
Short-term borrowings	961,900	411	0.17	455,831	168	0.15
FHLB advances and long-term debt	929,318	11,301	4.88	1,025,637	12,347	4.82
Total interest-bearing liabilities	11,459,930	26,455	0.93%	11,544,142	34,290	1.19%
Noninterest-bearing liabilities:
Demand deposits	2,669,152			2,362,614
Other	183,794			162,202
Total Liabilities	14,312,876			14,068,958
Shareholders’ equity	2,046,317			1,937,238
Total Liabilities and Shareholders’ Equity	$16,359,193			$16,006,196
Net interest income/net interest margin (FTE)		141,714	3.78%		144,641	3.95%
Tax equivalent adjustment		(4,184)			(3,996)
Net interest income		$137,530			$140,645

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and interest expense due to changes in average balances (volume) and changes in rates:

	2012 vs. 2011 Increase (decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$1,002	$(8,713)	$(7,711)
Taxable investment securities	3,389	(5,514)	(2,125)
Tax-exempt investment securities	(842)	(6)	(848)
Equity securities	(135)	67	(68)
Loans held for sale	208	(162)	46
Other interest-earning assets	(18)	(38)	(56)
Total interest income	$3,604	$(14,366)	$(10,762)
Interest expense on:
Demand deposits	$73	$(419)	$(346)
Savings deposits	(61)	(1,687)	(1,748)
Time deposits	(2,061)	(2,877)	(4,938)
Short-term borrowings	212	31	243
FHLB advances and long-term debt	(1,199)	153	(1,046)
Total interest expense	$(3,036)	$(4,799)	$(7,835)
Note: Changes which are attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.
As summarized above, a 40 basis point, or 8.2%, decrease in average yields resulted in a $14.4 million decrease in FTE interest income, which was partially offset by a $3.6 million increase in FTE interest income as a result of a $378.4 million, or 2.6%, increase in average interest-earning assets.
The increase in average interest-earning assets was primarily due to a $311.0 million, or 11.9%, increase in average investments. During the first half of 2012, the Corporation increased its investments in mortgage-backed securities in anticipation of a continued low interest rate environment.
The average yield on investment securities decreased 85 basis points, or 21.0%, from 4.04% in 2011 to 3.19% in 2012, as the reinvestment of cash flows and purchases of taxable investment securities were at yields that were lower than the overall portfolio yield. An increase in net premium amortization of $2.1 million due to higher prepayments on mortgage-backed securities contributed 29 basis points to the decrease in average investment yields and 5 basis points to the decrease in net interest margin.
Average loans, by type, are summarized in the following table:

	Three months ended June 30		Increase (decrease)
	2012	2011	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$4,634,436	$4,430,046	$204,390	4.6%
Commercial – industrial, financial and agricultural	3,529,947	3,689,877	(159,930)	(4.3)
Real estate – home equity	1,599,702	1,623,438	(23,736)	(1.5)
Real estate – residential mortgage	1,179,513	1,023,471	156,042	15.2
Real estate – construction	640,282	712,638	(72,356)	(10.2)
Consumer	307,071	332,960	(25,889)	(7.8)
Leasing and other	74,753	70,589	4,164	5.9
Total	$11,965,704	$11,883,019	$82,685	0.7%
Loan demand has remained somewhat weak due to continued slow economic growth. Moderate loan growth in the Corporation's Pennsylvania market has been largely offset by decreases in the New Jersey, Virgina and Maryland markets.

Geographically, the $204.4 million, or 4.6%, increase in commercial mortgages was throughout all of the Corporation’s markets, with increases in Pennsylvania ($142.8 million, or 6.1%), Maryland ($28.3 million, or 7.2%), Virginia ($17.3 million, or 5.2%), Delaware ($11.0 million, or 8.4%) and New Jersey ($5.0 million, or 0.4%).
Largely offsetting the growth in commercial mortgages was a $159.9 million, or 4.3%, decrease in commercial loans, driven largely by business customers remaining conservative, avoiding additional debt and postponing significant spending until economic indicators are more stable. Geographically, the decrease was in the Corporation's Virginia ($73.0 million, or 28.8%), New Jersey ($47.1 million, or 8.4%), Maryland ($30.8 million, or 9.2%) and Pennsylvania ($15.2 million, or 0.6%) markets.
The $156.0 million, or 15.2%, increase in residential mortgages was largely due to the Corporation’s retention in portfolio of certain 10 and 15 year fixed rate mortgages and certain adjustable rate mortgages, originated primarily during the fourth quarter of 2011 and first quarter of 2012.
Geographically, the $72.4 million, or 10.2%, decline in construction loans occurred in the Corporation’s Maryland ($39.7 million, or 31.0%), New Jersey ($24.6 million, or 21.2%) , and Virginia ($21.5 million, or 14.0%) markets, partially offset by an increase in the Pennsylvania ($14.6 million, or 5.0%) market, which is the result of several owner-occupied construction projects.
The average yield on loans decreased 28 basis points, or 5.5%, from 5.13% in 2011 to 4.85% in 2012. The decrease in average yields on loans was attributable to increased refinancing activity, repayments of higher-yielding loans and new loan production at significantly lower rates, due in part, to competitive pressures in obtaining high quality credits.
Interest expense decreased $7.8 million, or 22.8%, to $26.5 million in the second quarter of 2012 from $34.3 million in the second quarter of 2011. Interest expense decreased $4.8 million due to a 26 basis point, or 21.8%, decrease in the average cost of total interest-bearing liabilities. Interest expense decreased an additional $3.0 million as a result of an $84.2 million, or 0.7%, decline in average interest-bearing liabilities.
Average deposits, by type, are summarized in the following table:

	Three months ended June 30		Increase (decrease)
	2012	2011	$	%
	(dollars in thousands)
Noninterest-bearing demand	$2,669,152	$2,362,614	$306,538	13.0%
Interest-bearing demand	2,484,730	2,352,961	131,769	5.6
Savings	3,292,620	3,356,361	(63,741)	(1.9)
Total demand and savings	8,446,502	8,071,936	374,566	4.6
Time deposits	3,791,362	4,353,352	(561,990)	(12.9)
Total deposits	$12,237,864	$12,425,288	$(187,424)	(1.5)%
Total demand and savings accounts increased $374.6 million, or 4.6%, primarily due to increased promotional efforts by the Corporation. The increase in noninterest-bearing account balances was primarily due to a $253.5 million, or 15.4%, increase in business account balances. Also contributing to the increase was a $43.7 million, or 7.3%, increase in personal account balances. The $131.8 million, or 5.6%, increase in interest-bearing demand account balances was largely due to a $108.0 million, or 7.9%, increase in personal account balances, a result of customers’ migration away from certificates of deposit. Also contributing to the increase was a $32.8 million, or 39.4%, increase in business account balances. The $63.7 million, or 1.9%, decrease in savings account balances was due to a $27.9 million, or 4.8%, decrease in municipal account balances, a $24.7 million, or 3.1%, decrease in business account balances and an $11.1 million, or 0.6%, decrease in personal account balances.

The decrease in time deposits was almost entirely due to customer certificates of deposit, which decreased $556.3 million, or 12.8%, with the remaining $5.7 million decrease realized in brokered certificates of deposit. The decrease in customer certificates of deposit was in accounts with original maturity terms of less than three years ($543.1 million, or 17.1%) and jumbo certificates of deposit ($59.3 million, or 26.4%), partially offset by increases in longer-term certificates of deposit with original maturity terms of greater than three years. As noted above, the decrease in customer certificates of deposit was due to customers migrating funds to interest-bearing demand accounts in the current low interest rate environment.
The average cost of interest-bearing deposits decreased 25 basis points, or 28.7%, from 0.87% in 2011 to 0.62% in 2012 due to a reduction in rates paid on interest-bearing demand and savings deposits and the repricing of time deposits to lower rates. Since July 1, 2011, excluding early redemptions, approximately $3.2 billion of time deposits matured at a weighted average rate of 0.96%, while approximately $2.9 billion of time deposits were issued at a weighted average rate of 0.52%.

The following table summarizes changes in average short-term and long-term borrowings, by type:

	Three months ended June 30		Increase (decrease)
	2012	2011	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$226,216	$217,657	$8,559	3.9%
Customer short-term promissory notes	146,307	171,958	(25,651)	(14.9)
Total short-term customer funding	372,523	389,615	(17,092)	(4.4)
Federal funds purchased and other	589,377	66,216	523,161	790.1
Total short-term borrowings	961,900	455,831	506,069	111.0
Long-term debt:
FHLB advances	559,780	641,851	(82,071)	(12.8)
Other long-term debt	369,538	383,786	(14,248)	(3.7)
Total long-term debt	929,318	1,025,637	(96,319)	(9.4)
Total	$1,891,218	$1,481,468	$409,750	27.7%
The $17.1 million, or 4.4%, decrease in short-term customer funding was primarily due to customers transferring funds from the non-deposit cash management program into deposit products due to the low interest rate environment. The $523.2 million increase in Federal funds purchased and other short-term borrowings was a result of the Corporation's purchase of investment securities during the first half of 2012 and the decrease in average deposits. The $82.1 million, or 12.8%, decrease in FHLB advances was due to maturities, which were not replaced with new advances. The $14.2 million, or 3.7%, decrease in other long-term debt was due to the call of certain junior subordinated deferrable interest debentures during the first half of 2012 and the fourth quarter of 2011.

Provision for Credit Losses and Allowance for Credit Losses
The following table presents the activity in the allowance for credit losses:

	Three months ended June 30
	2012	2011
	(dollars in thousands)
Loans, net of unearned income, outstanding at end of period	$11,982,833	$11,852,491
Daily average balance of loans, net of unearned income	$11,965,704	$11,883,019

Balance of allowance for credit losses at beginning of period	$258,137	$271,156
Loans charged off:
Real estate – commercial mortgage	23,699	7,074
Commercial – industrial, financial and agricultural	13,017	15,406
Real estate – construction	8,442	7,468
Real estate – home equity	2,789	1,650
Real estate – residential mortgage	1,492	7,707
Consumer	471	681
Leasing and other	630	689
Total loans charged off	50,540	40,675
Recoveries of loans previously charged off:
Real estate – commercial mortgage	1,153	191
Commercial – industrial, financial and agricultural	717	1,003
Real estate – construction	1,539	79
Real estate – home equity	278	2
Real estate – residential mortgage	71	190
Consumer	281	433
Leasing and other	180	254
Total recoveries	4,219	2,152
Net loans charged off	46,321	38,523
Provision for credit losses	25,500	36,000
Balance of allowance for credit losses at end of period	$237,316	$268,633
Components of the Allowance for Credit Losses:
Allowance for loan losses	$235,737	$266,683
Reserve for unfunded lending commitments	1,579	1,950
Allowance for credit losses	$237,316	$268,633
Selected Ratios:
Net charge-offs to average loans (annualized)	1.55%	1.30%
Allowance for credit losses to loans outstanding	1.98%	2.27%
The provision for credit losses was $25.5 million for the second quarter of 2012, a decrease of $10.5 million, or 29.2%, from the second quarter of 2011. The decrease in the provision for credit losses was due to the continuing improvement in the Corporation’s credit quality metrics, including a reduction in the level of non-performing loans and overall delinquency.

As previously noted, in June 2012, the Corporation sold $44.1 million of non-accrual commercial mortgage, commercial and construction loans to an investor, resulting in a total increase to charge-offs of $21.2 million during the second quarter of 2012. Because the existing allowance for credit loss on the loans sold exceeded the charge-off amount, no additional provision for credit losses was required. Below is a summary of the transaction:

	Real Estate - Commercial mortgage	Commercial - industrial, financial and agricultural	Real Estate - Construction	Total
	(in thousands)
Unpaid principal balance of loans sold	$38,450	$15,270	$6,280	$60,000
Charge-offs prior to sale	(8,600)	(3,750)	(3,540)	(15,890)
Net recorded investment in loans sold	29,850	11,520	2,740	44,110
Proceeds from sale, net of selling expenses	15,910	5,170	1,850	22,930
Total charge-off upon sale	$(13,940)	$(6,350)	$(890)	$(21,180)

Existing allocation for credit losses on sold loans	$(15,090)	$(7,510)	$(1,520)	$(24,120)
Net charge-offs increased $7.8 million, or 20.2%, to $46.3 million for the second quarter of 2012 compared to $38.5 million for the second quarter of 2011. The increase in net charge-offs was due to increases in commercial mortgage net charge-offs ($15.7 million, or 227.6%), partially offset by decreases in residential mortgage net charge-offs ($6.1 million, or 81.1%) and commercial loan net charge-offs ($2.1 million, or 14.6%).
Of the $46.3 million of net charge-offs recorded in the second quarter of 2012, 43.1% were for loans originated in New Jersey, 31.6% in Pennsylvania, 12.3% in Virginia and 10.1% in Maryland. Charge-offs for the second quarter of 2012 included three individual charge-offs of $1.0 million or greater, totaling $8.0 million, of which $4.4 million were construction loans and $3.6 million was a commercial mortgage.

The following table summarizes non-performing assets as of the indicated dates:

	June 30, 2012	December 31, 2011	June 30, 2011
	(dollars in thousands)
Non-accrual loans	$203,539	$257,761	$274,973
Loans 90 days past due and accruing	30,434	28,767	35,869
Total non-performing loans	233,973	286,528	310,842
Other real estate owned (OREO)	32,338	30,803	37,493
Total non-performing assets	$266,311	$317,331	$348,335
Non-accrual loans to total loans	1.70%	2.15%	2.32%
Non-performing assets to total assets	1.63%	1.94%	2.18%
Allowance for credit losses to non-performing loans	101.43%	90.11%	86.42%
Non-performing assets to tangible common shareholders’ equity and allowance for credit losses	15.34%	18.60%	20.78%

The following table summarizes non-performing loans, by type, as of the indicated dates:

	June 30, 2012	December 31, 2011	June 30, 2011
	(in thousands)
Real estate – commercial mortgage	$82,179	$113,806	$102,724
Commercial – industrial, financial and agricultural	67,969	80,944	94,855
Real estate – construction	43,124	60,744	58,381
Real estate – residential mortgage	25,373	16,336	43,200
Real estate – home equity	11,472	11,207	9,440
Consumer	3,460	3,384	2,090
Leasing	396	107	152
Total non-performing loans	$233,973	$286,528	$310,842
Non-performing loans decreased to $234.0 million at June 30, 2012, from $310.8 million at June 30, 2011. The $76.9 million, or 24.7%, decrease was due to a $26.9 million, or 28.3%, decrease in non-performing commercial loans, a $20.5 million, or 20.0%, decrease in non-performing commercial mortgages and a $15.3 million, or 26.1%, decrease in non-performing construction loans. The decreases in these loan types were largely due to the aforementioned loan sale in June 2012, as well as normal charge-offs and repayments. Also contributing to the decrease in non-performing loans was a $17.8 million, or 41.3%, decrease in non-performing residential mortgages, which was due to the sale of $34.7 million of non-performing residential mortgages in December 2011, partially offset by additions during the first half of 2012.
Geographically, the $26.9 million decrease in non-performing commercial loans was primarily due to decreases in the Pennsylvania ($11.9 million, or 21.4%), Virginia ($8.0 million, or 68.1%) and Maryland ($4.6 million, 45.5%) markets.
Geographically, the $20.5 million decrease in non-performing commercial mortgages was due to decreases in the Pennsylvania ($10.4 million, or 27.5%) and New Jersey ($16.0 million, or 33.7%) markets, partially offset by an increase in the Maryland ($9.1 million, or 134.9%) market.
Geographically, the decrease in non-performing construction loans was primarily in the Virginia ($12.6 million, or 57.5%) and Maryland ($6.1 million, or 36.0%) markets, partially offset by an increase in the Pennsylvania ($5.3 million, or 104.5%) market.

The following table presents accruing loans whose terms have been modified under troubled debt restructurings (TDRs), by type, as of the indicated dates:

	June 30, 2012	December 31, 2011	June 30, 2011
	(in thousands)
Real estate – residential mortgage	$33,516	$32,331	$37,006
Real estate – commercial mortgage	32,481	22,425	30,735
Real estate – construction	10,030	7,645	5,589
Commercial – industrial, financial and agricultural	4,806	3,581	3,055
Consumer and home equity	620	193	258
Total accruing TDRs	$81,453	$66,175	$76,643
The following table summarizes the Corporation’s OREO, by property type, as of the indicated dates:

	June 30, 2012	December 31, 2011	June 30, 2011
	(in thousands)
Commercial properties	$16,730	$15,184	$17,033
Residential properties	9,680	10,499	15,881
Undeveloped land	5,928	5,120	4,579
Total OREO	$32,338	$30,803	$37,493

The following table summarizes loan delinquency rates, by type, as of June 30:

	2012			2011
	31-89 Days	> 90 Days (1)	Total	31-89 Days	> 90 Days (1)	Total
Real estate – commercial mortgage	0.41%	1.78%	2.19%	0.57%	2.32%	2.89%
Commercial – industrial, financial and agricultural	0.66%	1.91%	2.57%	0.54%	2.58%	3.12%
Real estate – construction	0.95%	6.96%	7.91%	0.62%	8.56%	9.18%
Real estate – residential mortgage	2.94%	2.15%	5.09%	3.37%	4.22%	7.59%
Real estate – home equity	0.83%	0.71%	1.54%	0.74%	0.58%	1.32%
Consumer, leasing and other	1.61%	0.99%	2.60%	1.22%	0.56%	1.78%
Total	0.86%	1.95%	2.81%	0.85%	2.63%	3.48%
Total dollars (in thousands)	$102,688	$233,973	$336,661	$101,213	$310,842	$412,055

(1)	Includes non-accrual loans.
The Corporation believes that the allowance for credit losses of $237.3 million as of June 30, 2012 is sufficient to cover losses inherent in both the loan portfolio and the unfunded lending commitments as of that date and is appropriate based on applicable accounting standards.

Non-Interest Income
The following table presents the components of non-interest income:

	Three months ended June 30		Increase (decrease)
	2012	2011	$	%
	(dollars in thousands)
Overdraft fees	$8,095	$8,029	$66	0.8%
Cash management fees	2,816	2,677	139	5.2
Other	4,456	3,626	830	22.9
Service charges on deposit accounts	15,367	14,332	1,035	7.2
Merchant fees	3,376	2,516	860	34.2
Foreign currency processing income	2,672	2,374	298	12.6
Debit card income	2,209	4,610	(2,401)	(52.1)
Letter of credit fees	1,255	1,271	(16)	(1.3)
Other	1,995	1,938	57	2.9
Other service charges and fees	11,507	12,709	(1,202)	(9.5)
Mortgage banking income	11,143	6,049	5,094	84.2
Investment management and trust services	9,822	9,638	184	1.9
Credit card income	2,018	1,826	192	10.5
Other	1,969	1,560	409	26.2
Total, excluding investment securities gains (losses)	51,826	46,114	5,712	12.4
Investment securities gains (losses)	1,538	(335)	1,873	N/M
Total	$53,364	$45,779	$7,585	16.6%
N/M - Not meaningful.
Effective October 1, 2011, as required under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the Corporation became subject to new regulations that established maximum interchange fees that issuers could charge on debit card transactions. The variances in many categories of fee income in the second quarter of 2012 as compared to the same period in 2011 were directly or indirectly impacted by the effects of these new regulations. Directly, these new pricing regulations resulted in the $2.4 million, or 52.1%, decrease in debit card income.
Indirect effects were reflected in other fee categories, where changes to pricing structures were made to mitigate the negative effect of the impact to debit card income. These fee changes had a positive impact on merchant fees ($860,000, or 34.2%, increase) and other service charges on deposit accounts ($830,000, or 22.9%, increase).
Foreign currency processing revenue increased $298,000, or 12.6%, over the second quarter of 2011 due to an increase in the volume of transactions.
During the second quarter of 2012, the Corporation experienced a $5.1 million, or 84.2%, increase in mortgage banking income. Gains on sales of mortgage loans increased $5.9 million, or 116.8%, due to a $303.1 million, or 85.9%, increase in new loan commitments and a 16.6% increase in pricing spreads. The increase in new loan commitments was largely driven by an increase in refinancing volume resulting from historically low interest rates. The increase in gains on sales of mortgage loans was partially offset by an increase in mortgage servicing rights amortization due to prepayments of serviced loans.
The $192,000, or 10.5%, increase in credit card income was primarily due to growth in average balances and partially due to an increase in the number of customer transactions, both of which generate income under a revenue sharing agreement with a third-party issuer. The $409,000, or 26.2%, increase in other income was largely due to a $313,000 increase in gains on the sales of branch properties.
The $1.5 million of investment securities gains for the second quarter of 2012 included $1.5 million of realized gains on the sales of stocks of financial institutions, $77,000 of realized gains on the sales of debt securities, primarily mortgage-backed securities and $57,000 of other-than-temporary impairment charges. The $335,000 of investment securities losses for the second quarter of 2011 included $58,000 of net gains on the sales of securities, more than offset by $393,000 of other-than-temporary impairment charges. See Note D, "Investment Securities," in the Notes to Consolidated Financial Statements for additional details.
Non-Interest Expenses
The following table presents the components of non-interest expenses:

	Three months ended June 30		Increase (decrease)
	2012	2011	$	%
	(dollars in thousands)
Salaries and employee benefits	$60,091	$56,070	$4,021	7.2%
Net occupancy expense	11,205	10,874	331	3.0
Other outside services	4,476	1,786	2,690	150.6
Data processing	3,759	3,214	545	17.0
Equipment expense	3,185	3,377	(192)	(5.7)
FDIC insurance expense	3,002	3,264	(262)	(8.0)
Professional fees	2,984	3,102	(118)	(3.8)
OREO and repossession expense	2,823	982	1,841	187.5
Marketing	2,583	1,863	720	38.6
Software	2,272	1,973	299	15.2
Operating risk loss	2,055	(8)	2,063	N/M
Telecommunications	1,478	2,020	(542)	(26.8)
Supplies	1,213	1,416	(203)	(14.3)
Postage	1,186	1,288	(102)	(7.9)
Intangible amortization	761	1,172	(411)	(35.1)
Other	9,070	8,492	578	6.8
Total	$112,143	$100,885	$11,258	11.2%
N/M - Not meaningful.
Salaries and employee benefits increased $4.0 million, or 7.2%, with salaries increasing $3.2 million, or 6.9%, and employee benefits increasing $798,000, or 8.4%. The increase in salaries was primarily due to normal merit increases and a $1.7 million increase in stock-based compensation expense due to a change in the annual grant date of employee stock-based compensation awards, which were granted in the second quarter of 2012, instead of the third quarter as in prior years. The increase in employee benefits was primarily due to an increase in healthcare costs as claims increased, and an increase in defined benefit plan expense.
Other outside services includes consulting services, employment agency fees and other contracted third-party services. Other outside services increased $2.7 million, or 150.6%, due to a $1.8 million increase in consulting services related to compliance and risk management. Data processing increased $545,000, or 17.0%, primarily due to increased transaction volumes. FDIC insurance decreased $262,000, or 8.0%, due to lower assessment rates based on improvements in subsidiary bank impaired asset ratios.
OREO and repossession expense increased $1.8 million, or 187.5%, mainly due to a $1.4 million increase in valuation provisions and a $909,000 decrease in gains on sales. This expense category is expected to be volatile as the Corporation continues to work through its non-performing assets.
The $720,000, or 38.6%, increase in marketing expense was primarily due various loan and deposit marketing promotions. Software expense increased $299,000, or 15.2%, due to increased maintenance costs.
The $2.1 million increase in operating risk loss was largely due to estimated losses associated with previously sold residential mortgages. Provisions for such losses were $681,000 in the second quarter of 2012, as compared to a $500,000 credit in the second quarter of 2011 as a result of settlements with certain investors. See Note J, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements for additional details. The remaining increase in operating risk loss resulted from a $424,000 increase in debit card fraud losses.
Telecommunications expense decreased $542,000, or 26.8%, largely due to a renegotiated contract for data lines. Intangible amortization decreased $411,000, or 35.1%, due to lower accelerated amortization of certain core deposit intangible assets. Other expenses increased $578,000, or 6.8%, primarily in non-income taxes due to growth in the taxable capital base of certain banks, partially offset by an increase in credits.
Income Taxes
Income tax expense for the second quarter of 2012 was $13.4 million, a $206,000, or 1.6%, increase from $13.2 million for the second quarter of 2011. This increase was due to an increase in income before income taxes, partially offset by a decline in the effective tax rate.
The Corporation’s effective tax rate was 25.1% in 2012, as compared to 26.6% in 2011. The effective rate is generally lower than the Federal statutory rate of 35% due to investments in tax-free municipal securities and credits earned from investments in partnerships that generate such credits under various federal programs. The decrease in the effective tax rate was largely due to a net $775,000 credit to state income tax expense that resulted from the settlement of certain tax positions with taxing authorities during 2012.
Six Months Ended June 30, 2012 compared to the Six Months Ended June 30, 2012
Net Interest Income
FTE net interest income decreased $3.5 million, or 1.2%, from $288.2 million in the first half of 2011 to $284.6 million in the first half of 2012. This decrease was the result of a decrease in the net interest margin, partially offset by the impact of an increase in average interest-earning assets.
Net interest margin decreased 12 basis points, or 3.1%, from 3.93% for the first half of 2011 to 3.81% for the first half of 2012. The decrease in net interest margin was the net result of a 34 basis point, or 7.0%, decrease in yields on interest-earning assets partially offset by a 25 basis point, or 20.7%, decrease in funding costs.

The following table provides a comparative average balance sheet and net interest income analysis for the first half of 2012 as compared to the same period in 2011. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Six months ended June 30
	2012			2011
ASSETS	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Interest-earning assets:
Loans, net of unearned income (2)	$11,972,338	$291,309	4.89%	$11,902,124	$303,660	5.14%
Taxable investment securities (3)	2,467,609	37,285	3.02	2,235,789	42,556	3.81
Tax-exempt investment securities (3)	289,230	8,149	5.63	343,832	9,725	5.66
Equity securities (3)	111,274	1,487	2.68	130,537	1,527	2.35
Total investment securities	2,868,113	46,921	3.27	2,710,158	53,808	3.97
Loans held for sale	48,145	969	4.02	41,082	992	4.83
Other interest-earning assets	115,421	98	0.17	115,233	134	0.23
Total interest-earning assets	15,004,017	339,297	4.55%	14,768,597	358,594	4.89%
Noninterest-earning assets:
Cash and due from banks	248,278			269,444
Premises and equipment	214,725			207,263
Other assets	1,098,269			1,100,319
Less: Allowance for loan losses	(262,709)			(277,782)
Total Assets	$16,302,580			$16,067,841
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$2,474,591	$2,061	0.17%	$2,337,615	$2,807	0.24%
Savings deposits	3,316,827	3,320	0.20	3,319,778	6,616	0.40
Time deposits	3,871,636	25,612	1.33	4,442,446	35,638	1.62
Total interest-bearing deposits	9,663,054	30,993	0.64	10,099,839	45,061	0.90
Short-term borrowings	845,001	692	0.16	538,786	422	0.16
FHLB advances and long-term debt	956,310	22,966	4.82	1,043,481	24,938	4.80
Total interest-bearing liabilities	11,464,365	54,651	0.96%	11,682,106	70,421	1.21%
Noninterest-bearing liabilities:
Demand deposits	2,617,120			2,300,750
Other	189,631			166,541
Total Liabilities	14,271,116			14,149,397
Shareholders’ equity	2,031,464			1,918,444
Total Liabilities and Shareholders’ Equity	$16,302,580			$16,067,841
Net interest income/net interest margin (FTE)		284,646	3.81%		288,173	3.93%
Tax equivalent adjustment		(8,421)			(7,965)
Net interest income		$276,225			$280,208

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense for the first half of 2012 due to changes in average balances (volume) and changes in rates:

	2012 vs. 2011 Increase (decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$1,877	$(14,228)	$(12,351)
Taxable investment securities	4,097	(9,368)	(5,271)
Tax-exempt investment securities	(1,512)	(64)	(1,576)
Equity securities	(239)	199	(40)
Loans held for sale	156	(179)	(23)
Other interest-earning assets	—	(36)	(36)
Total interest income	$4,379	$(23,676)	$(19,297)
Interest expense on:
Demand deposits	$158	$(904)	$(746)
Savings deposits	(6)	(3,290)	(3,296)
Time deposits	(4,208)	(5,817)	(10,025)
Short-term borrowings	251	20	271
FHLB advances and long-term debt	(2,076)	104	(1,972)
Total interest expense	$(5,881)	$(9,887)	$(15,768)
A 34 basis point, or 7.0%, decrease in average yields resulted in a $23.7 million decrease in FTE interest income, which was partially offset by a $4.4 million increase in FTE interest income caused by a $235.4 million, or 1.6%, increase in average interest-earning assets.
Average investments increased $158.0 million, or 5.8%, mainly in mortgage-backed securities and collateralized mortgage obligations due to purchases during the first quarter of 2012.
The average yield on investment securities decreased 70 basis points, or 17.6%, from 3.97% in 2011 to 3.27% in 2012, as the reinvestment of cash flows and purchases of taxable investment securities were at yields that were lower than the overall portfolio yield. An increase in net premium amortization of $3.3 million, or 162.5%, due to higher prepayments on mortgage-backed securities also contributed 22 basis points to the decrease in average investment yields and 4 basis points to the decrease in net interest margin.
Average loans, by type, are summarized in the following table:

	Six months ended June 30		Increase (decrease)
	2012	2011	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$4,625,969	$4,407,683	$218,286	5.0%
Commercial – industrial, financial and agricultural	3,557,731	3,698,430	(140,699)	(3.8)
Real estate – home equity	1,605,633	1,625,980	(20,347)	(1.3)
Real estate – residential mortgage	1,158,569	1,020,471	138,098	13.5
Real estate – construction	640,928	745,912	(104,984)	(14.1)
Consumer	309,331	337,080	(27,749)	(8.2)
Leasing and other	74,177	66,568	7,609	11.4
Total	$11,972,338	$11,902,124	$70,214	0.6%
During the first half of 2012, the growth in commercial mortgages was throughout all of the Corporation's markets, led by increases in Pennsylvania ($167.8 million, or 7.3%), Maryland ($29.9 million, or 7.6%) and New Jersey ($17.2 million, or 1.4%).

Geographically, the $140.7 million, or 3.8%, decrease in commercial loans was in the Corporation's Virginia ($67.5 million, or 25.7%), New Jersey ($45.6 million, or 8.2%) and Maryland ($19.9 million, or 5.8%) markets, partially offset by an increase in the Pennsylvania ($10.7 million, or 0.4%) market.
The $138.1 million, or 13.5%, increase in residential mortgages was largely due to the Corporation’s retention in portfolio of certain 10 and 15 year fixed rate mortgages and certain adjustable rate mortgages, originated primarily in the fourth quarter of 2011 and the first quarter of 2012.

The $105.0 million, or 14.1%, decrease in construction loans was throughout most of the Corporation's markets, led by decreases in Maryland ($47.9 million, or 33.5%), Virginia ($44.7 million, or 26.0%), New Jersey ($29.6 million, or 23.4%) and Pennsylvania ($18.4 million, or 5.8%).
The average yield on loans decreased 25 basis points, or 4.9%, from 5.14% in 2011 to 4.89% in 2012. The decrease in average yields on loans was attributable to repayments of higher-yielding loans and declining average rates on fixed and adjustable rate loans which, unlike floating rate loans, have a lagged repricing effect.
Interest expense decreased $15.8 million, or 22.4%, to $54.7 million in the first half of 2012 from $70.4 million in the first half of 2011. Interest expense decreased $9.9 million as a result of a 25 basis point, or 20.7%, decrease in the average cost of interest-bearing liabilities. Interest expense decreased an additional $5.9 million as a result of a $217.7 million, or 1.9%, decline in average interest-bearing liabilities.
The following table summarizes the changes in average deposits, by type:

	Six months ended June 30		Increase (decrease)
	2012	2011	$	%
	(dollars in thousands)
Noninterest-bearing demand	$2,617,120	$2,300,750	$316,370	13.8%
Interest-bearing demand	2,474,591	2,337,615	136,976	5.9
Savings	3,316,827	3,319,778	(2,951)	(0.1)
Total demand and savings	8,408,538	7,958,143	450,395	5.7
Time deposits	3,871,636	4,442,446	(570,810)	(12.8)
Total deposits	$12,280,174	$12,400,589	$(120,415)	(1.0)%
The $316.4 million, or 13.8%, increase in noninterest-bearing account balances was primarily due to a $258.2 million, or 16.0%, increase in business account balances. Also contributing to the increase was a $44.8 million, or 7.7%, increase in personal account balances. The $137.0 million, or 5.9%, increase in interest-bearing demand account balances was largely due to a $101.5 million, or 7.5%, increase in personal account balances, a result of customers’ migration away from certificates of deposit. Also contributing to the increase was a $22.6 million, or 27.0%, increase in business account balances and a $12.9 million, or 1.4%, increase in municipal account balances. The $3.0 million, or 0.1%, decrease in savings account balances was due to a $22.8 million, or 2.9%, decrease in business account balances and a $14.2 million, or 0.7%, decrease in personal account balances, partially offset by a $34.0 million, or 6.3%, increase in municipal account balances.

The decrease in time deposits was almost entirely due to customer certificates of deposit, which decreased $565.1 million, or 12.8%, with the remaining $5.7 million decrease in brokered certificates of deposit. The decrease in customer certificates of deposit was in accounts with original maturity terms of less than three years ($563.6 million, or 17.2%) and jumbo certificates of deposits ($56.2 million, or 24.1%), partially offset by increases in longer-term certificates of deposit with original maturity terms of greater than three years. As noted above, the decrease in customer certificates of deposit was due to customers migrating funds to interest-bearing demand accounts in the current low interest rate environment.
The average cost of interest-bearing deposits decreased 26 basis points, or 28.9%, from 0.90% in 2011 to 0.64% in 2012 due to a reduction in rates paid on interest-bearing demand and savings deposits and the repricing of time deposits to lower rates.

The following table summarizes changes in average short-term and long-term borrowings, by type:

	Six months ended June 30		Increase (decrease)
	2012	2011	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$213,379	$215,307	$(1,928)	(0.9)%
Customer short-term promissory notes	150,689	181,121	(30,432)	(16.8)
Total short-term customer funding	364,068	396,428	(32,360)	(8.2)
Federal funds purchased and other	480,933	142,358	338,575	237.8
Total short-term borrowings	845,001	538,786	306,215	56.8
Long-term debt:
FHLB advances	586,115	659,781	(73,666)	(11.2)
Other long-term debt	370,195	383,700	(13,505)	(3.5)
Total long-term debt	956,310	1,043,481	(87,171)	(8.4)
Total	$1,801,311	$1,582,267	$219,044	13.8%

The $32.4 million, or 8.2%, decrease in short-term customer funding was primarily due to customers transferring funds from the cash management program to deposits due to the low interest rate environment. The $338.6 million increase in Federal funds purchased and other short-term borrowings was due to an increase in average investment securities and loans, combined with the decrease in average deposits. The $73.7 million, or 11.2%, decrease in FHLB advances was due to maturities, which were not replaced with new advances. The $13.5 million, or 3.5%, decrease in other long-term debt was due to the call of certain junior subordinated deferrable interest debentures during the first half of 2012 and the fourth quarter of 2011.

Provision for Loan Losses and Allowance for Credit Losses
The following table presents the activity in the allowance for credit losses:

	Six months ended June 30
	2012	2011
	(dollars in thousands)
Loans, net of unearned income outstanding at end of period	$11,982,833	$11,852,491
Daily average balance of loans, net of unearned income	$11,972,338	$11,902,124
Balance of allowance for credit losses at beginning of period	$258,177	$275,498
Loans charged off:
Real estate – commercial mortgage	35,590	17,121
Commercial – industrial, financial and agricultural	18,686	28,742
Real estate – construction	17,013	21,362
Real estate – home equity	4,995	3,118
Real estate – residential mortgage	2,339	12,703
Consumer	1,105	1,972
Leasing and other	1,071	1,186
Total loans charged off	80,799	86,204
Recoveries of loans previously charged off:
Real estate – commercial mortgage	1,969	1,726
Commercial – industrial, financial and agricultural	1,353	1,394
Real estate – construction	1,603	642
Real estate – home equity	298	3
Real estate – residential mortgage	144	234
Consumer	631	742
Leasing and other	440	598
Total recoveries	6,438	5,339
Net loans charged off	74,361	80,865
Provision for credit losses	53,500	74,000
Balance of allowance for credit losses at end of period	$237,316	$268,633
Net charge-offs to average loans (annualized)	1.24%	1.36%
The provision for credit losses was $53.5 million for the first half of 2012, a decrease of $20.5 million, or 27.7%, from the same period in 2011. The decrease in the provision for credit losses was due to the continuing improvement in the Corporation’s credit quality metrics, including a reduction in the level of non-performing assets and overall delinquency.
Contributing to the improvement in the Corporation's credit quality metrics was the previously noted sale of $44.1 million of non-accrual commercial mortgage, commercial and construction loans to an investor in June 2012, which resulted in $21.8 million of charge-offs during the second quarter of 2012. The Corporation also sold $34.7 million of non-performing residential mortgages to an investor in December 2011.
Net charge-offs decreased $6.5 million, or 8.0%, to $74.4 million for the first half of 2012 compared to $80.9 million for the first half of 2011. Annualized net charge-offs to average loans decreased 12 basis points, or 8.8%, to 1.24% for the first half of 2012. The $6.5 million decrease in net charge-offs was primarily due to decreases in residential mortgage net charge-offs ($10.3 million, or 82.4%), commercial loan net charge-offs ($10.0 million, or 36.6%) and construction loan net charge-offs ($5.3 million, or 25.6%), partially offset by an increase in commercial mortgage net charge-offs ($18.2 million, or 118.4%).
Of the $74.4 million of net charge-offs recorded in the first half of 2012, 42.4% were in New Jersey, 29.8% were in Pennsylvania, 16.6% were in Virginia and 9.1% were in Maryland. During the first half of 2012, there were eight individual charge-offs of $1.0 million or greater, totaling $19.8 million, of which $10.2 million were construction loans and $9.6 million were commercial mortgages.

Non-Interest Income
The following table presents the components of non-interest income:

	Six months ended June 30		Increase (decrease)
	2012	2011	$	%
	(dollars in thousands)
Overdraft fees	$16,060	$15,600	$460	2.9%
Cash management fees	5,429	5,127	302	5.9
Other	8,720	6,910	1,810	26.2
Service charges on deposit accounts	30,209	27,637	2,572	9.3
Merchant fees	6,235	4,663	1,572	33.7
Foreign currency processing income	5,064	4,572	492	10.8
Debit card income	4,310	8,814	(4,504)	(51.1)
Letter of credit fees	2,572	2,527	45	1.8
Other	3,881	3,615	266	7.4
Other service charges and fees	22,062	24,191	(2,129)	(8.8)
Mortgage banking income	21,193	11,512	9,681	84.1
Investment management and trust services	19,199	18,842	357	1.9
Credit card income	3,916	3,422	494	14.4
Other	5,676	3,686	1,990	54.0
Total, excluding investment securities gains	102,255	89,290	12,965	14.5
Investment securities gains	2,789	1,950	839	43.0
Total	$105,044	$91,240	$13,804	15.1%
The $4.5 million, or 51.1%, decrease in debit card income was a result of new regulations, effective October 2011, that established maximum interchange fees that issuers could charge on debit card transactions, as required under the Dodd-Frank Act.
During 2011, changes to pricing structures were made to mitigate the negative effect of the reduction in debit card interchange fees. These fee changes had a positive impact on cash management fees ($302,000, or 5.9%), other service charges on deposit accounts ($1.8 million, or 26.2%, increase) and merchant fees ($1.6 million, or 33.7%, increase). Merchant fees also increased due to an approximate 16% increase in transaction volumes.
Foreign currency processing income increased $492,000, or 10.8%, over 2011 due to an increase in volume.
Mortgage banking income increased $9.7 million, or 84.1%. Gains on sales of mortgage loans increased $11.0 million, or 115.0%, due to a $590.5 million, or 86.7%, increase in new loan commitments and a 14.9% increase in pricing spreads during 2012. The increase in new loan commitments was largely driven by an increase in refinancing volume resulting from historically low interest rates. The increase in gains on sales of mortgage loans was partially offset by an increase in mortgage servicing rights amortization due to prepayments of serviced loans.
The $494,000, or 14.4%, increase in credit card income was due to an increase in new card applications and an increase in the volume of transactions on credit cards previously originated, which generate fees under a joint marketing agreement with an independent third-party issuer. The $2.0 million, or 54.0%, increase in other income was primarily due to gains on the sales of two branches and one operations facility.
Investment securities gains of $2.8 million for the first half of 2012 included $2.6 million of gains on the sales of equity securities and $243,000 of gains on the sales of debt securities, partially offset by $57,000 of other-than-temporary impairment charges for certain financial institution stocks. Investment securities gains of $2.0 million for the first half of 2011 included $3.6 million of net gains on the sales of securities, offset by $1.7 million of other-than-temporary impairment charges. See Note D, “Investment Securities,” in the Notes to Consolidated Financial Statements for additional details.

Non-Interest Expenses
The following table presents the components of non-interest expenses:

	Six months ended June 30		Increase (decrease)
	2012	2011	$	%
	(dollars in thousands)
Salaries and employee benefits	$120,451	$110,378	$10,073	9.1%
Net occupancy expense	22,140	22,240	(100)	(0.4)
Data processing	7,447	6,586	861	13.1
Other outside services	6,786	3,410	3,376	99.0
Equipment expense	6,554	6,509	45	0.7
FDIC insurance expense	6,023	8,018	(1,995)	(24.9)
OREO and repossession expense	5,751	2,253	3,498	155.3
Professional fees	5,566	5,951	(385)	(6.5)
Operating risk loss	5,423	(470)	5,893	N/M
Marketing	5,055	4,699	356	7.6
Software	4,447	4,004	443	11.1
Telecommunications	3,379	4,192	(813)	(19.4)
Postage	2,471	2,694	(223)	(8.3)
Supplies	2,437	2,791	(354)	(12.7)
Intangible amortization	1,562	2,350	(788)	(33.5)
Other	17,362	16,144	1,218	7.5
Total	$222,854	$201,749	$21,105	10.5%
N/M - Not meaningful.
Salaries and employee benefits increased $10.1 million, or 9.1%, with salaries increasing $7.3 million, or 7.9%, and employee benefits increasing $2.7 million, or 15.0%. The increase in salaries was primarily due to normal merit increases, a $2.5 million increase in incentive compensation and a $1.9 million increase in stock-based compensation expense. Stock-based compensation expense increased as a result of changing the annual grant date of employee stock awards to the second quarter of 2012 instead of the third quarter as in prior years. The $2.7 million increase in employee benefits was primarily due to an increase in healthcare costs and an increase in defined benefit plan expense.
Other outside services increased $3.4 million, or 99.0%, due primarily to a $2.3 million increase in consulting services related to compliance and risk management, an increase in employment agency fees and the outsourcing of certain functions. Data processing increased $861,000, or 13.1%, primarily due to increased transaction volumes. The $2.0 million, or 24.9%, decrease in FDIC insurance expense was mainly due to a change in the assessment base, which, effective April 1, 2011 was based on total average assets minus average tangible equity. Also contributing to the decrease were lower assessment rates based on improvements in subsidiary bank impaired asset ratios.
OREO and repossession expense increased $3.5 million, or 155.3%, mainly due to a $2.2 million increase in valuation provisions and a $1.3 decrease in gains on sales. This expense category is expected to be volatile as the Corporation continues to work through its non-performing assets.
The $5.9 million increase in operating risk loss was largely due to estimated losses associated with previously sold residential mortgages. Provisions for such losses were $3.3 million in the first half of 2012, as compared to a $1.4 million credit in the first half of 2011. The charges in 2012 included $3.0 million related to one specific investor program with the FHLB and $319,000 related to alleged representations and warranties deficiencies. As of June 30, 2012 and December 31, 2011, total outstanding repurchase requests related to loans sold with customary representations and warranties deficiencies totaled approximately $4.7 million and $2.7 million, respectively. See Note J, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements for additional details. The remaining increase in operating risk loss resulted from a $511,000 increase in debit card fraud losses.
Marketing expense increased $356,000, or 7.6%, due to the timing of certain deposit promotional campaigns. The $443,000, or 11.1%, increase in software expense was due to increased maintenance costs and an increase in the number of systems. Telecommunications expense decreased $813,000, or 19.4%, largely due to a renegotiated contract for data lines. The $788,000, or 33.5%, decrease in intangible amortization was primarily due to a decrease in amortization for core deposit intangible assets, which are amortized on an accelerated basis. Other expenses increased $1.2 million, or 7.5%, due to a $1.4 million increase in non-income taxes resulting from growth in the taxable capital base of certain banks and a decrease in credits and sales tax refunds.
Income Taxes
Income tax expense for the first half of 2012 was $26.9 million, a $1.4 million, or 5.3%, increase from $25.5 million in 2011. The increase was primarily due to the increase in income before income taxes, partially offset by a decline in the effective tax rate.
The Corporation’s effective tax rate was 25.6% in 2012, as compared to 26.7% in 2011. The effective rate is generally lower than the Federal statutory rate of 35% due to investments in tax-free municipal securities and credits earned from investments in partnerships that generate such credits under various federal programs. The decrease in the effective tax rate was largely due to a net $775,000 credit to state income tax expense that resulted from the settlement of certain tax positions with taxing authorities during 2012.

FINANCIAL CONDITION
Total assets were $16.3 billion at June 30, 2012, a decrease of $32.8 million, or 0.2%, in comparison to December 31, 2011.
Investment securities increased $190.9 million, or 7.1%. During the first half of 2012, the Corporation increased its investments in mortgage-backed securities and collateralized mortgage obligations.
The following table presents ending balances of loans outstanding, net of unearned income:

	June 30, 2012	December 31, 2011
	(in thousands)
Real-estate – commercial mortgage	$4,653,097	$4,602,596
Commercial – industrial, financial and agricultural	3,538,188	3,639,368
Real-estate – home equity	1,599,468	1,624,562
Real-estate – residential mortgage	1,183,613	1,097,192
Real-estate – construction	619,060	615,445
Consumer	308,469	318,101
Leasing and other	80,938	71,706
Loans, net of unearned income	$11,982,833	$11,968,970
Approximately $5.3 billion, or 44.0%, of the Corporation’s loan portfolio was in commercial mortgage and construction loans at June 30, 2012. The Corporation did not have a significant concentration of credit risk with any single borrower, industry or geographical location.
The Corporation experienced a $13.9 million, or 0.1%, increase in loans, net of unearned income, as of June 30, 2012 in comparison to December 31, 2011. This increase was net of the aforementioned sale of $44.1 million of non-accrual loans. The $13.9 million increase was due to an $86.4 million, or 7.9%, increase in residential mortgages and a $50.5 million, or 1.1%, increase in commercial mortgages. These increases were largely offset by a $101.2 million, or 2.8%, decrease in commercial loans and a $25.1 million, or 1.5%, decrease in home equity loans.
The $86.4 million, or 7.9%, increase in residential mortgages was due to the Corporation's retention in portfolio of certain 10 and 15 year fixed rate mortgages and certain adjustable rate mortgages. The $50.5 million, or 1.1%, increase in commercial mortgages was net of $29.9 million of non-accrual commercial mortgages sold in June 2012 to an investor. Geographically, the $50.5 million increase in commercial mortgages was in the Corporation's Pennsylvania ($92.2 million, or 3.8%) market, partially offset by decreases in the New Jersey ($33.3 million, or 2.7%), Maryland ($6.1 million, or 1.4%) and Virginia ($4.4 million, or 1.2%) markets.
The $101.2 million, or 2.8%, decrease in commercial loans was experienced throughout all of the Corporation’s markets, led by decreases in Pennsylvania ($37.3 million, or 1.5%), Maryland ($27.3 million, or 8.3%), New Jersey ($24.5 million, or 4.6%) and Virginia ($21.9 million, or 10.8%).
Other assets decreased $181.4 million, or 27.7%. As of December 31, 2011, the Corporation had $181.6 million of receivables outstanding related to investment security sales that had not settled at year-end. The Corporation had no such receivables outstanding as of June 30, 2012.

Deposits decreased $293.3 million, or 2.3%, since December 31, 2011 due to a decrease in demand and savings deposits of $13.9 million, or 0.2%, and a decrease in time deposits of $279.3 million, or 7.0%. Non-interest bearing account balances increased $160.2 million, or 6.2%, due primarily to a $109.4 million, or 5.9%, increase in business account balances and a $40.4 million, or 6.5%, increase in personal account balances. Interest-bearing demand and savings deposits decreased $174.2 million, or 2.9%, due to a $239.4 million, or 15.1%, decrease in municipal account balances, partially offset by a $89.7 million, or 2.6%, increase in personal account balances. The decrease in municipal account balances was largely driven by a reduction in rates paid on these accounts and movement of balances to off balance-sheet cash reserve investment accounts.

Short-term borrowings increased $334.6 million, or 56.1%, including a $312.7 million, or 123.4%, increase in Federal funds purchased and a $22.0 million, or 6.4%, increase in other short-term borrowings. The increase in Federal funds purchased was due to the change in the Corporation's net funding position, as short-term borrowings were used to fill the funding needs caused by an increase in investment securities and a decrease in deposits. Long-term debt decreased $131.3 million, or 12.6%, as a result of FHLB advance maturities, which were not replaced with new long-term borrowings.
Capital Resources
Total shareholders’ equity increased $48.6 million, or 2.4%, during the first half of 2012. The increase was due to $78.0 million of net income, partially offset by $28.1 million of dividends on common shares outstanding and a $6.2 million decrease in net holding gains on available for sale investment securities.
In June 2012, the Corporation announced that its board of directors approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to five million shares, or approximately 2.5% of the Corporation's outstanding shares, through December 31, 2012. Repurchased shares will be added to treasury stock, at cost, and will be used for general corporate purposes. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time in the open market at prevailing prices. The program may be discontinued at any time. As of June 30, 2012, the Corporation had not repurchased any shares under this program.
The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s consolidated financial statements. The regulations require that banks maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of June 30, 2012, the Corporation and each of its bank subsidiaries met the minimum requirements. In addition, each of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered "well capitalized" as defined in the regulations.
The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements, where applicable:

	June 30, 2012	December 31, 2011	Regulatory Minimum Capital Adequacy
Total Capital (to Risk-Weighted Assets)	15.4%	15.2%	8.0%
Tier I Capital (to Risk-Weighted Assets)	13.2%	12.7%	4.0%
Tier I Capital (to Average Assets)	10.6%	10.3%	4.0%
Tangible Common Equity (to Risk-Weighted Assets) (1)	11.8%	11.4%	N/A

(1)	Ending shareholders’ equity, net of goodwill and intangible assets, divided by risk-weighted assets.
N/A – Not applicable.
The Basel Committee on Banking Supervision (Basel) is a committee of central banks and bank regulators from major industrialized countries that develops broad policy guidelines for use by each country’s regulators with the purpose of ensuring that financial institutions have adequate capital given the risk levels of assets and off-balance sheet financial instruments.
In December 2010, Basel released a framework for strengthening international capital and liquidity regulations, referred to as Basel III. Basel III includes defined minimum capital ratios, which must be met when implementation occurs on January 1, 2013. An additional "capital conservation buffer" will be phased-in beginning January 1, 2016 and, when fully phased-in three years later, the minimum ratios will be 2.5% higher. Fully phased-in capital standards under Basel III will require banks to maintain more capital than the minimum levels required under current regulatory capital standards. As Basel III is only a framework, the specific changes in capital requirements are to be determined by each country's banking regulators.
In June 2012, U.S. Federal banking regulators adopted two notices of proposed rulemaking (NPR's) that would implement in the

United States the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. A third adopted NPR related to banks that are internationally active or that are subject to market risk rules is not applicable to the Corporation. Comments on the NPR's are being accepted through September 7, 2012.
The first NPR, “Regulatory Capital Rules: Regulatory Capital, Implementation of Basel III, Minimum Regulatory Capital Ratios, Capital Adequacy, and Transition Provisions,” would apply to all depository institutions, bank holding companies with total consolidated assets of $500 million or more, and savings and loan holding companies (collectively, banking organizations). Consistent with the international Basel framework, this NPR would:

•
Increase the quantity and quality of capital required by proposing a new minimum Common Equity Tier 1 capital ratio of 4.50% of risk-weighted assets and raising the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets;

•	Retain the current minimum Total capital ratio of 8.00% of risk-weighted assets and the minimum Tier 1 leverage capital ratio at 4.00% of average assets;

•
Introduce a “capital conservation buffer” of 2.50% above the minimum risk-based capital requirements, which must be maintained to avoid restrictions on capital distributions and certain discretionary bonus payments; and

•	Revise the definition of capital to improve the ability of regulatory capital instruments to absorb losses.
The new minimum regulatory capital requirements would be phased in from January 1, 2013 through January 1, 2016. The capital conservation buffer would be phased in from January 1, 2016 through January 1, 2019.
The second NPR, “Regulatory Capital Rules: Standardized Approach for Risk-weighted Assets; Market Discipline and Disclosure Requirement,” also would apply to all banking organizations. This NPR would revise and harmonize the rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses that have been identified over the past several years. Banks and regulators use risk weighting to assign different levels of risk to different classes of assets and off balance sheet exposures - riskier items require higher capital cushions and less risky items require smaller capital cushions.
As of June 30, 2012, the Corporation believes its current capital levels would be meet the fully-phased in minimum capital requirements, including capital conservation buffers, as proposed in the NPR's.
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

Each of the Corporation's subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of June 30, 2012, the Corporation had $564.8 million of short and long-term advances outstanding from the FHLB with an additional $817.6 million borrowing capacity under these facilities. Advances from the FHLB are secured by FHLB stock, qualifying residential mortgages, investments and other assets.

A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of June 30, 2012, the Corporation had $1.2 billion of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.
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

The Corporation’s sources and uses of funds were discussed in general terms in the net interest income section of Management’s Discussion. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during the first half of 2012 generated $135.6 million of cash, mainly due to net income, as adjusted for non-cash expenses, most notably the provision for credit losses, partially offset by a net increase in loans held for sale. Cash flows used in investing activities were $72.6 million, due mainly to purchases of investment securities and a net increase in loans exceeding proceeds from the maturities and sales of investment securities. Net cash used by financing activities was $112.8 million due to cash outflows from a decrease in time deposits and repayments of long-term debt exceeding a net increase in short-term borrowings.

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
Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s equity investments consisted of $76.1 million of Federal Home Loan Bank (FHLB) and Federal Reserve Bank stock, $22.6 million of common stocks of publicly traded financial institutions, and $6.6 million of other equity investments. The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had a cost basis of approximately $21.3 million and fair value of $22.6 million at June 30, 2012. Gross unrealized gains in this portfolio were $2.7 million and gross unrealized losses were $1.4 million. Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the issuers. Periodic sale decisions are made based on this monitoring process. None of the Corporation’s equity securities are classified as trading. On July 31, 2012, the Corporation entered into an agreement with a private investor to immediately purchase $12.7 million of common stock of another financial institution and, contingent upon the Corporation receiving regulatory approval to own more than 5% of that financial institution, to purchase an additional $6.4 million of common stock of that financial institution. The Corporation acquired the common stock as a passive investment. As of July 31, 2012, the Corporation's total fair value investment of $13.6 million in the common stock of that financial institution, including the fair value of common stock purchased by the Corporation prior to that date, accounted for approximately 39% of the Corporation's $35.3 million fair value of investments in the common stocks of publicly traded financial institutions.  On that date, no other investment within the Corporation's financial institutions stock portfolio exceeded 5% of the portfolio's fair value.
Another source of equity market price risk is the investment in FHLB stock, which the Corporation is required to own in order to borrow funds from the FHLB. As of June 30, 2012, the Corporation’s investment in FHLB stock was $57.0 million. FHLBs obtain funding primarily through the issuance of consolidated obligations of the FHLB system. The U.S. government does not guarantee these obligations, and each of the FHLB banks is, generally, jointly and severally liable for repayment of each other’s debt. The financial stress experienced by the FHLB system appears to be easing and some of the regional banks within the FHLB system have resumed limited redemptions of capital stock. However, the Corporation's FHLB stock and its ability to obtain FHLB funds could be adversely impacted if the financial health of the FHLB system deteriorates.
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
Municipal Securities
As of June 30, 2012, the Corporation had $303.5 million of securities issued by various municipalities in its investment portfolio. Ongoing uncertainty with respect to the financial viability of municipal insurers places much greater emphasis on the underlying strength of issuers. Continued pressure on local tax revenues of issuers could also have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the creditworthiness of the issuing municipality and then, to a lesser extent, on any underlying credit enhancement. As of June 30, 2012, approximately 94% of municipal securities were supported by the general obligation of corresponding municipalities. In addition, approximately 78% of these securities were school district issuances that were supported by the states of the issuing municipalities.

Auction Rate Certificates
As of June 30, 2012, the Corporation’s investments in student loan auction rate securities, also known as auction rate certificates (ARCs), had a cost basis of $238.4 million and a fair value of $203.3 million.
ARCs are long-term securities structured to allow their sale in periodic auctions, resulting in both the treatment of ARCs as short-term instruments in normal market conditions and fair values that could be derived based on periodic auction prices. However, beginning in 2008, auctions for these securities began to fail due to an insufficient number of buyers, resulting in an illiquid market. This illiquidity has resulted in recent market prices that represent forced liquidations or distressed sales and do not provide an accurate basis for fair value. Therefore, at June 30, 2012, the fair values of the ARCs were derived using significant unobservable inputs based on an expected cash flows model which produced fair values that were materially different from those that would be expected from settlement of these investments in the illiquid market that presently exists. The expected cash flows model, prepared by a third-party valuation expert, produced fair values which assumed a return to market liquidity sometime within the next five years. Expected cash flows models performed prior to June 30, 2012 assumed a return to market liquidity sometime within the next three years. The three year expected term was based on the Corporation's assumption that market liquidity would resume, in some form, within a relatively short period of time. Although there has been a material reduction in the Corporation's outstanding ARCs, a more protracted period of sporadic trust refinancing and periodic tenders of bonds is expected. The Corporation believes the that trusts underlying the ARCs will self-liquidate as student loans are paid down.
The credit quality of the underlying debt associated with ARCs is also a factor in the determination of their estimated fair value. As of June 30, 2012, approximately $155 million, or 76%, of the ARCs were rated above investment grade, with approximately $24 million, or 12%, AAA rated and $94 million, or 46%, AA rated. Approximately $48 million, or 24%, of ARCs were either not rated or rated below investment grade by at least one ratings agency. Of this amount, approximately $30 million, or 61%, of the student loans underlying these ARCs have principal payments which are guaranteed by the federal government. In total, approximately $184 million, or 90%, of the student loans underlying the ARCs have principal payments which are guaranteed by the federal government. As of June 30, 2012, all ARCs were current and making scheduled interest payments. On August 6, 2012, ARCs with a par value of $48.0 million and an amortized cost of $46.9 million were called, at par value, by the issuer. The $1.1 million of unaccreted discount was recognized as interest income at that date.

Corporate Debt Securities
The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities and subordinated debt issued by financial institutions, as presented in the following table:

	June 30, 2012
	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$84,321	$76,823
Subordinated debt	43,233	46,012
Pooled trust preferred securities	5,810	5,018
Corporate debt securities issued by financial institutions	$133,364	$127,853

The fair values for pooled trust preferred securities and certain single-issuer trust preferred securities were based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers.

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $7.5 million at June 30, 2012. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities during the six months ended June 30, 2012 or 2011. The Corporation held 12 single-issuer trust preferred securities that were rated below investment grade by at least one ratings agency, with an amortized cost of $41.7 million and an estimated fair value of $40.7 million as of June 30, 2012. The majority of the single-issuer trust preferred securities rated below investment grade were rated BB or Ba. Single-issuer trust preferred securities with an amortized cost of $8.0 million and an estimated fair value of $6.5 million at June 30, 2012 were not rated by any ratings agency.
The Corporation holds ten pooled trust preferred securities. As of June 30, 2012, nine of these securities, with an amortized cost of $5.6 million and an estimated fair value of $4.8 million, were rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. For each of the nine pooled trust preferred securities rated below investment grade, the class of securities held by the Corporation was below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool.
The amortized cost of pooled trust preferred securities is the purchase price of the securities, net of cumulative credit related other-than-temporary impairment charges, determined using an expected cash flows model. The most significant input to the expected cash flows model was the expected payment deferral rate for each pooled trust preferred security. The Corporation evaluates the financial metrics, such as capital ratios and non-performing asset ratios, of the individual financial institution issuers that comprise each pooled trust preferred security to estimate its expected deferral rate. The actual weighted average cumulative defaults and deferrals as a percentage of original collateral were approximately 40.4% as of June 30, 2012.
During the three and six months ended June 30, 2012, the Corporation did not record any other-than-temporary impairment losses for pooled trust preferred securities. Additional impairment charges for debt securities issued by financial institutions may be necessary in the future depending upon the performance of the individual investments held by the Corporation.
See Note D, "Investment Securities," in the Notes to Consolidated Financial Statements for further discussion related to the Corporation’s other-than-temporary impairment evaluations for debt securities and Note L, "Fair Value Measurements," in the Notes to Consolidated Financial Statements for further discussion related to the fair values of debt securities.

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

The following table provides information about the Corporation’s interest rate sensitive financial instruments on June 30, 2012. The table presents expected cash flows and weighted average rates for each of the Corporation's significant interest rate sensitive financial instruments, by expected maturity period. None of the Corporation’s financial instruments are classified as trading. All dollar amounts are in thousands.

	Expected Maturity Period							Estimated
	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond	Total	Fair Value
Fixed rate loans (1)	$1,007,715	$466,517	$370,120	$299,657	$227,684	$389,894	$2,761,587	$2,796,010
Average rate	3.92%	5.66%	5.51%	5.39%	5.66%	5.38%	4.93%

Floating rate loans (1) (2)	2,004,038	1,299,342	1,088,672	957,410	1,370,567	2,482,885	9,202,914	9,129,048
Average rate	4.20%	4.28%	4.37%	4.42%	4.32%	5.00%	4.49%

Fixed rate investments (3)	634,575	444,434	277,845	241,578	183,674	656,094	2,438,200	2,509,280
Average rate	3.45%	3.50%	3.58%	3.54%	3.67%	3.20%	3.43%

Floating rate investments (3)	—	—	238,521	4,915	4,910	52,388	300,734	256,141
Average rate	—%	—%	2.74%	1.17%	1.14%	2.84%	2.71%

Other interest-earning assets	189,874	—	—	—	—	—	189,874	189,874
Average rate	1.93%	—%	—%	—%	—%	—%	1.93%

Total	$3,836,202	$2,210,293	$1,975,158	$1,503,560	$1,786,835	$3,581,261	$14,893,309	$14,880,353
Average rate	3.89%	4.41%	4.27%	4.46%	4.42%	4.68%	4.33%

Fixed rate deposits (4)	$1,967,770	$719,306	$257,601	$153,721	$75,649	$36,735	$3,210,782	$3,247,504
Average rate	1.16%	1.63%	1.99%	2.32%	1.82%	2.11%	1.41%

Floating rate deposits (5)	4,425,895	656,282	456,829	360,890	258,975	114,562	6,273,433	6,273,433
Average rate	0.21%	0.14%	0.13%	0.11%	0.11%	0.18%	0.19%

Fixed rate borrowings (6)	29,049	6,028	151,197	549	571,445	158,787	917,055	884,987
Average rate	0.46%	5.50%	4.57%	4.49%	4.48%	6.23%	4.68%

Floating rate borrowings (7)	906,939	—	—	—	—	16,496	923,435	911,427
Average rate	0.18%	—%	—%	—%	—%	2.59%	0.22%

Total	$7,329,653	$1,381,616	$865,627	$515,160	$906,069	$326,580	$11,324,705	$11,317,351
Average rate	0.46%	0.94%	1.46%	0.77%	3.01%	3.46%	0.90%

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments. Excludes $18.3 million of overdraft deposit balances.

(2)	Line of credit amounts are based on historical cash flow assumptions, with an average life of approximately 5 years.

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
Included within the $9.2 billion of floating rate loans above are $3.9 billion of loans, or 42.8% of the total, that float with the prime interest rate, $1.4 billion, or 15.2%, of loans that float with other interest rates, primarily LIBOR, and $3.9 billion, or 42.0%, of adjustable rate loans. The $3.9 billion of adjustable rate loans include loans that are fixed rate instruments for a certain period of time, and then convert to floating rates.

The following table presents the percentage of adjustable rate loans, at June 30, 2012, stratified by the period until their next repricing:

Percent of Total Adjustable Rate Loans
One year	29.5%
Two years	21.1
Three years	16.8
Four years	14.7
Five years	11.7
Greater than five years	6.2
As of June 30, 2012, approximately $5.7 billion of loans had interest rate floors, with approximately $3.2 billion priced at their interest rate floor. Of this total, approximately $2.6 billion have repricing dates during the next twelve months. The weighted average interest rate increase that would be necessary for these loans to begin repricing to higher rates was approximately 0.74%.
The Corporation uses three complementary methods to measure and manage interest rate risk. They are static gap analysis, simulation of earnings and estimates of economic value of equity. Using these measurements in tandem provides a reasonably comprehensive summary of the magnitude of the Corporation's interest rate risk, level of risk as time evolves, and exposure to changes in interest rates.
Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into repricing periods. The sum of assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits having no contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans, mortgage-backed securities and collateralized mortgage obligations are based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative six-month ratio of rate sensitive assets to rate sensitive liabilities (RSA/RSL) to a range of 0.85 to 1.15. As of June 30, 2012, the cumulative six-month ratio of RSA/RSL was 1.10.
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
The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock	Annual change in net interest income	% Change
+300 bp	+ $ 49.6 million	+9.1%
+200 bp	+ $ 28.2 million	+5.2
+100 bp	+ $ 8.2 million	+1.5
–100 bp (1)	– $ 17.1 million	–3.1

(1)
Because certain current short-term interest rates are at or below 1.00%, the 100 basis point downward shock assumes that corresponding interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis points downward shock.

Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point shock movement in interest rates. As of June 30, 2012, the Corporation was within policy limits for every 100 basis point shock movement in interest rates.

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

FULTON FINANCIAL CORPORATION

Date:	August 9, 2012	/s/ R. Scott Smith, Jr.
R. Scott Smith, Jr.
Chairman and Chief Executive Officer

Date:	August 9, 2012	/s/ Charles J. Nugent
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

101
Financial statements from the Quarterly Report on Form 10-Q of Fulton Financial Corporation for the quarter ended June 30, 2012, filed on August 9, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Shareholders' in Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements - filed herewith.