Form 10-Q
period 2012-09-30
FULTON FINANCIAL CORP
filed 2012-11-09
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012, or

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
Common Stock, $2.50 Par Value – 199,109,000 shares outstanding as of October 31, 2012.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

Item 1. Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and due from banks	$217,207	$292,598
Interest-bearing deposits with other banks	202,305	175,336
Loans held for sale	85,477	47,009
Investment securities:
Held to maturity (estimated fair value of $487 in 2012 and $6,699 in 2011)	454	6,669
Available for sale	2,789,684	2,673,298
Loans, net of unearned income	11,933,001	11,968,970
Less: Allowance for loan losses	(233,864)	(256,471)
Net Loans	11,699,137	11,712,499
Premises and equipment	225,771	212,274
Accrued interest receivable	49,784	51,098
Goodwill	535,959	536,005
Intangible assets	5,886	8,204
Other assets	461,465	655,518
Total Assets	$16,273,129	$16,370,508
LIABILITIES
Deposits:
Noninterest-bearing	$2,903,591	$2,588,034
Interest-bearing	9,697,719	9,937,705
Total Deposits	12,601,310	12,525,739
Short-term borrowings:
Federal funds purchased	170,261	253,470
Other short-term borrowings	316,710	343,563
Total Short-Term Borrowings	486,971	597,033
Accrued interest payable	21,818	25,686
Other liabilities	193,724	189,362
Federal Home Loan Bank advances and long-term debt	908,623	1,040,149
Total Liabilities	14,212,446	14,377,969
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 216.7 million shares issued in 2012 and 216.2 million shares issued in 2011	541,820	540,386
Additional paid-in capital	1,425,801	1,423,727
Retained earnings	339,638	264,059
Accumulated other comprehensive income	11,807	7,955
Treasury stock, at cost, 17.8 million shares in 2012 and 16.0 million shares in 2011	(258,383)	(243,588)
Total Shareholders’ Equity	2,060,683	1,992,539
Total Liabilities and Shareholders’ Equity	$16,273,129	$16,370,508

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
INTEREST INCOME
Loans, including fees	$140,511	$149,460	$426,398	$448,707
Investment securities:
Taxable	16,658	20,166	53,943	62,722
Tax-exempt	2,558	2,896	7,855	9,217
Dividends	720	698	2,060	2,077
Loans held for sale	578	425	1,547	1,417
Other interest income	35	91	133	225
Total Interest Income	161,060	173,736	491,936	524,365
INTEREST EXPENSE
Deposits	13,848	19,684	44,841	64,745
Short-term borrowings	220	151	912	573
Long-term debt	11,111	12,408	34,077	37,346
Total Interest Expense	25,179	32,243	79,830	102,664
Net Interest Income	135,881	141,493	412,106	421,701
Provision for credit losses	23,000	31,000	76,500	105,000
Net Interest Income After Provision for Credit Losses	112,881	110,493	335,606	316,701
NON-INTEREST INCOME
Service charges on deposit accounts	15,651	15,164	45,860	42,801
Other service charges and fees	11,119	12,507	33,181	36,698
Mortgage banking income	10,594	7,942	31,787	19,454
Investment management and trust services	9,429	8,914	28,628	27,756
Other	5,169	4,055	14,761	11,163
Investment securities gains (losses), net:
Other-than-temporary impairment losses	(43)	(509)	(100)	(1,601)
Less: Portion of gain recognized in other comprehensive income (before taxes)	—	(80)	—	(672)
Net other-than-temporary impairment losses	(43)	(589)	(100)	(2,273)
Net gains on sales of investment securities	85	146	2,931	3,780
Investment securities gains (losses), net	42	(443)	2,831	1,507
Total Non-Interest Income	52,004	48,139	157,048	139,379
NON-INTEREST EXPENSE
Salaries and employee benefits	62,161	58,948	182,612	169,326
Net occupancy expense	11,161	10,790	33,301	33,030
Other outside services	4,996	1,846	11,782	5,256
Equipment expense	3,816	3,032	10,370	9,541
Data processing	3,776	3,473	11,223	10,059
FDIC insurance expense	3,029	3,732	9,052	11,750
Professional fees	2,728	3,247	8,294	9,198
Software	2,511	2,142	6,958	6,146
Other real estate owned and repossession expense	2,096	2,548	7,847	4,801
Operating risk loss	1,404	776	6,827	306
Intangible amortization	756	953	2,318	3,303
Marketing	648	1,923	5,703	6,622
Other	10,961	12,457	36,610	38,278
Total Non-Interest Expense	110,043	105,867	332,897	307,616
Income Before Income Taxes	54,842	52,765	159,757	148,464
Income taxes	13,260	13,441	40,152	38,970
Net Income	$41,582	$39,324	$119,605	$109,494

PER SHARE:
Net Income (Basic)	$0.21	$0.20	$0.60	$0.55
Net Income (Diluted)	0.21	0.20	0.60	0.55
Cash Dividends	0.08	0.05	0.22	0.14
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011

Net Income	$41,582	$39,324	$119,605	$109,494
Other Comprehensive Income (Loss), net of tax:
Unrealized gain (loss) on securities	10,834	(1,876)	4,714	15,143
Reclassification adjustment for securities (gains) losses included in net income	(28)	288	(1,840)	(979)
Non-credit related unrealized gain (loss) on other-than-temporarily impaired debt securities	271	(542)	234	187
Unrealized gain on derivative financial instruments	34	34	102	102
Amortization (accretion) of net unrecognized pension and postretirement items	214	(13)	642	(37)
Other Comprehensive Income (Loss)	11,325	(2,109)	3,852	14,416
Total Comprehensive Income	$52,907	$37,215	$123,457	$123,910

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(in thousands, except per-share data)

	Common Stock			Retained Earnings		Treasury Stock	Total
	Shares Outstanding	Amount	Additional Paid-in Capital		Accumulated Other Comprehensive Income

Balance at December 31, 2011	200,164	$540,386	$1,423,727	$264,059	$7,955	$(243,588)	$1,992,539
Net income				119,605			119,605
Other comprehensive income					3,852		3,852
Stock issued, including related tax benefits	926	1,434	(1,889)			5,565	5,110
Stock-based compensation awards			3,963				3,963
Acquisition of treasury stock	(2,115)					(20,360)	(20,360)
Common stock cash dividends - $0.22 per share				(44,026)			(44,026)
Balance at September 30, 2012	198,975	$541,820	$1,425,801	$339,638	$11,807	$(258,383)	$2,060,683

Balance at December 31, 2010	199,050	$538,492	$1,420,127	$158,453	$12,495	$(249,178)	$1,880,389
Net income				109,494			109,494
Other comprehensive income					14,416		14,416
Stock issued, including related tax benefits	841	1,508	(451)			3,791	4,848
Stock-based compensation awards			3,473				3,473
Common stock cash dividends - $0.14 per share				(27,961)			(27,961)
Balance at September 30, 2011	199,891	$540,000	$1,423,149	$239,986	$26,911	$(245,387)	$1,984,659

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended September 30
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$119,605	$109,494
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	76,500	105,000
Depreciation and amortization of premises and equipment	16,735	15,824
Net amortization of investment securities premiums	8,039	2,596
Investment securities gains, net	(2,831)	(1,507)
Net (increase) decrease in loans held for sale	(38,468)	20,386
Amortization of intangible assets	2,318	3,303
Stock-based compensation	3,963	3,473
Excess tax benefits from stock-based compensation	(25)	—
Decrease in accrued interest receivable	1,314	1,381
Decrease in other assets	12,498	13,599
Decrease in accrued interest payable	(3,868)	(5,655)
Decrease in other liabilities	(1,966)	(18,862)
Total adjustments	74,209	139,538
Net cash provided by operating activities	193,814	249,032
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	225,539	419,803
Proceeds from maturities of securities held to maturity	228	388
Proceeds from maturities of securities available for sale	644,055	440,475
Purchase of securities held to maturity	(346)	(28)
Purchase of securities available for sale	(796,656)	(616,586)
Decrease in short-term investments	(26,969)	(223,063)
Net increase in loans	(63,440)	(74,029)
Net purchases of premises and equipment	(30,232)	(13,978)
Net cash used in investing activities	(47,821)	(67,018)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	510,523	728,652
Net decrease in time deposits	(434,952)	(479,609)
Decrease in short-term borrowings	(110,062)	(225,122)
Repayments of long-term debt	(131,526)	(93,945)
Net proceeds from issuance of stock	5,085	4,848
Excess tax benefits from stock-based compensation	25	—
Dividends paid	(40,117)	(23,922)
Acquisition of treasury stock	(20,360)	—
Net cash used in financing activities	(221,384)	(89,098)

Net (Decrease) Increase in Cash and Due From Banks	(75,391)	92,916
Cash and Due From Banks at Beginning of Period	292,598	198,954
Cash and Due From Banks at End of Period	$217,207	$291,870
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$83,698	$108,319
Income taxes	22,747	21,216
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – Basis of Presentation
The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the Corporation) have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission (SEC).

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
A reconciliation of weighted average common shares outstanding used to calculate basic net income per common share and diluted net income per common share follows for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
	(in thousands)
Weighted average shares outstanding (basic)	198,956	199,028	199,371	198,801
Effect of dilutive securities	852	786	950	743
Weighted average shares outstanding (diluted)	199,808	199,814	200,321	199,544
For the three and nine months ended September 30, 2012, 5.2 million stock options were excluded from the diluted net income per share computation as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2011, 5.8 million and 5.0 million stock options, respectively, were excluded from the diluted net income per share computation as their effect would have been anti-dilutive.

NOTE C – Accumulated Other Comprehensive Income
The following table presents changes in other comprehensive income for the three and nine months ended September 30, 2012 and 2011:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)
Three months ended September 30, 2012
Unrealized gain (loss) on securities	$16,668	$(5,834)	$10,834
Reclassification adjustment for securities (gains) losses included in net income	(43)	15	(28)
Non-credit related unrealized gain (loss) on other-than-temporarily impaired debt securities	417	(146)	271
Unrealized gain on derivative financial instruments	52	(18)	34
Amortization (accretion) of net unrecognized pension and postretirement items	329	(115)	214
Total Other Comprehensive Income (Loss)	$17,423	$(6,098)	$11,325
Three months ended September 30, 2011
Unrealized gain (loss) on securities	$(2,886)	$1,010	$(1,876)
Reclassification adjustment for securities (gains) losses included in net income	443	(155)	288
Non-credit related unrealized gain (loss) on other-than-temporarily impaired debt securities	(834)	292	(542)
Unrealized gain on derivative financial instruments	52	(18)	34
Amortization (accretion) of net unrecognized pension and postretirement items	(20)	7	(13)
Total Other Comprehensive Income (Loss)	$(3,245)	$1,136	$(2,109)
Nine months ended September 30, 2012
Unrealized gain (loss) on securities	$7,252	$(2,538)	$4,714
Reclassification adjustment for securities (gains) losses included in net income	(2,831)	991	(1,840)
Non-credit related unrealized gain (loss) on other-than-temporarily impaired debt securities	360	(126)	234
Unrealized gain on derivative financial instruments	157	(55)	102
Amortization (accretion) of net unrecognized pension and postretirement items	988	(346)	642
Total Other Comprehensive Income (Loss)	$5,926	$(2,074)	$3,852
Nine months ended September 30, 2011
Unrealized gain (loss) on securities	$23,297	$(8,154)	$15,143
Reclassification adjustment for securities (gains) losses included in net income	(1,506)	527	(979)
Non-credit related unrealized gain (loss) on other-than-temporarily impaired debt securities	288	(101)	187
Unrealized gain on derivative financial instruments	157	(55)	102
Amortization (accretion) of net unrecognized pension and postretirement items	(57)	20	(37)
Total Other Comprehensive Income (Loss)	$22,179	$(7,763)	$14,416

The following table presents changes in each component of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2012 and 2011:

	Unrealized Gains on Investment Securities Not Other-Than-Temporarily Impaired	Unrealized Non-Credit Losses on Other-Than-Temporarily Impaired Debt Securities	Unrecognized Pension and Postretirement Plan Items	Unrealized Effective Portions of Losses on Forward-Starting Interest Rate Swaps	Total
	(in thousands)
Three months ended September 30, 2012
Balance at June 30, 2012	$19,122	$(1,048)	$(14,706)	$(2,886)	$482
Current-period other comprehensive income	10,793	284	214	34	11,325
Balance at September 30, 2012	$29,915	$(764)	$(14,492)	$(2,852)	$11,807
Three months ended September 30, 2011
Balance at June 30, 2011	$37,227	$(747)	$(4,438)	$(3,022)	$29,020
Current-period other comprehensive income (loss)	(1,813)	(317)	(13)	34	(2,109)
Balance at September 30, 2011	$35,414	$(1,064)	$(4,451)	$(2,988)	$26,911

Nine months ended September 30, 2012
Balance at December 31, 2011	$27,054	$(1,011)	$(15,134)	$(2,954)	$7,955
Current-period other comprehensive income	2,861	247	642	102	3,852
Balance at September 30, 2012	$29,915	$(764)	$(14,492)	$(2,852)	$11,807
Nine months ended September 30, 2011
Balance at December 31, 2010	$22,354	$(2,355)	$(4,414)	$(3,090)	$12,495
Current-period other comprehensive income (loss)	13,060	1,291	(37)	102	14,416
Balance at September 30, 2011	$35,414	$(1,064)	$(4,451)	$(2,988)	$26,911

NOTE D – Investment Securities
The following table presents the amortized cost and estimated fair values of investment securities:

Held to Maturity at September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
State and municipal securities	$114	$—	$—	$114
Mortgage-backed securities	340	33	—	373
	$454	$33	$—	$487
Available for Sale at September 30, 2012
Equity securities	$113,838	$4,569	$(1,089)	$117,318
U.S. Government securities	326	—	—	326
U.S. Government sponsored agency securities	2,401	39	—	2,440
State and municipal securities	293,056	14,978	(2)	308,032
Corporate debt securities	110,111	6,376	(10,361)	106,126
Collateralized mortgage obligations	1,014,837	15,733	(380)	1,030,190
Mortgage-backed securities	1,021,882	43,308	—	1,065,190
Auction rate securities	188,378	—	(28,316)	160,062
	$2,744,829	$85,003	$(40,148)	$2,789,684

Held to Maturity at December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government sponsored agency securities	$5,987	$—	$(14)	$5,973
State and municipal securities	179	—	—	179
Mortgage-backed securities	503	44	—	547
	$6,669	$44	$(14)	$6,699
Available for Sale at December 31, 2011
Equity securities	$117,486	$2,383	$(2,819)	$117,050
U.S. Government securities	334	—	—	334
U.S. Government sponsored agency securities	3,987	87	(1)	4,073
State and municipal securities	306,186	15,832	—	322,018
Corporate debt securities	132,855	4,979	(14,528)	123,306
Collateralized mortgage obligations	982,851	19,186	(828)	1,001,209
Mortgage-backed securities	848,675	31,837	(415)	880,097
Auction rate securities	240,852	120	(15,761)	225,211
	$2,633,226	$74,424	$(34,352)	$2,673,298
Securities carried at $1.9 billion as of September 30, 2012 and $1.8 billion as of December 31, 2011 were pledged as collateral to secure public and trust deposits and customer repurchase agreements.
Available for sale equity securities include restricted investment securities issued by the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank ($73.2 million at September 30, 2012 and $82.5 million at December 31, 2011), common stocks of financial institutions ($37.4 million at September 30, 2012 and $27.9 million at December 31, 2011) and other equity investments ($6.7 million at September 30, 2012 and December 31, 2011).
As of September 30, 2012, the financial institutions stock portfolio had a cost basis of $34.0 million and a fair value of $37.4 million. On July 31, 2012, the Corporation entered into an agreement with a private investor to immediately purchase $12.7 million of common stock of another financial institution and, contingent upon the Corporation receiving regulatory approval to own more than 5% of that financial institution, to purchase an additional $6.4 million of common stock of that financial institution. The Corporation acquired the common stock as a passive investment. As of September 30, 2012, the Corporation's total investment in the common stock of that financial institution had a cost basis of $13.6 million and a fair value of $14.8 million. This investment accounted for approximately 40% of the Corporation's investments in the common stocks of publicly traded financial institutions.  On that date, no other investment within the Corporation's financial institutions stock portfolio exceeded 5% of the portfolio's fair value. In October 2012, the Corporation received the required regulatory approval to purchase, and completed the purchase of, the additional $6.4 million of common stock of that financial institution. As a result of this additional investment, the Corporation owned, in the aggregate, approximately 7.2% of the outstanding shares of that financial institution.

The amortized cost and estimated fair values of debt securities as of September 30, 2012, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$114	$114	$36,622	$36,707
Due from one year to five years	—	—	60,067	63,879
Due from five years to ten years	—	—	162,239	174,060
Due after ten years	—	—	335,344	302,340
	114	114	594,272	576,986
Collateralized mortgage obligations	—	—	1,014,837	1,030,190
Mortgage-backed securities	340	373	1,021,882	1,065,190
	$454	$487	$2,630,991	$2,672,366
The following table presents information related to the gains and losses on the sales of equity and debt securities, and losses recognized for the other-than-temporary impairment of investments:

	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net Gains (Losses)
	(in thousands)
Three months ended September 30, 2012
Equity securities	$—	$—	$(24)	$(24)
Debt securities	85	—	(19)	66
Total	$85	$—	$(43)	$42
Three months ended September 30, 2011
Equity securities	$146	$—	$(244)	$(98)
Debt securities	—	—	(345)	(345)
Total	$146	$—	$(589)	$(443)

Nine months ended September 30, 2012
Equity securities	$2,603	$—	$(81)	$2,522
Debt securities	328	—	(19)	309
Total	$2,931	$—	$(100)	$2,831
Nine months ended September 30, 2011
Equity securities	$194	$—	$(575)	$(381)
Debt securities	3,605	(19)	(1,698)	1,888
Total	$3,799	$(19)	$(2,273)	$1,507
The other-than-temporary impairment charges for equity securities during the three and nine months ended September 30, 2012 and 2011 were for investments in stocks of financial institutions. Other-than-temporary impairment charges related to financial institution stocks were due to the severity and duration of the declines in fair values of certain bank stock holdings, in conjunction with management’s assessment of the near-term prospects of each specific issuer.
The credit related other-than-temporary impairment charges for debt securities during the three and nine months ended September 30, 2012 were for investments in pooled trust preferred securities issued by financial institutions. During the third quarter of 2011, the Corporation recorded $292,000 of other-than-temporary impairment charges for investments in student loan auction rate certificates (ARCs). Other-than-temporary impairment charges related to debt securities were determined based on expected cash flows models.

The following table presents a summary of the cumulative credit related other-than-temporary impairment charges, recognized as components of earnings, for debt securities still held by the Corporation at September 30, 2012 and 2011:

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
	(in thousands)
Balance of cumulative credit losses on debt securities, beginning of period	$(22,692)	$(28,876)	$(22,781)	$(27,560)
Additions for credit losses recorded which were not previously recognized as components of earnings	(19)	(345)	(19)	(1,698)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	66	40	155	77
Balance of cumulative credit losses on debt securities, end of period	$(22,645)	$(29,181)	$(22,645)	$(29,181)
The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
State and municipal securities	$567	$(2)	$—	$—	$567	$(2)
Corporate debt securities	6,649	(1,082)	38,816	(9,279)	45,465	(10,361)
Collateralized mortgage obligations	137,520	(211)	15,618	(169)	153,138	(380)
Auction rate securities	18,258	(1,274)	141,804	(27,042)	160,062	(28,316)
Total debt securities	162,994	(2,569)	196,238	(36,490)	359,232	(39,059)
Equity securities	2,099	(145)	6,247	(944)	8,346	(1,089)
	$165,093	$(2,714)	$202,485	$(37,434)	$367,578	$(40,148)
For its investments in equity securities, particularly its investments in stocks of financial institutions, management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. As of September 30, 2012, the financial institutions stock portfolio had a cost basis of $34.0 million and a fair value of $37.4 million. Based on that evaluation and the Corporation’s ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider those investments with unrealized holding losses as of September 30, 2012 to be other-than-temporarily impaired.
The unrealized holding losses on ARCs are attributable to liquidity issues resulting from the failure of periodic auctions. Fulton Financial Advisors (FFA) is the investment management and trust division of the Corporation’s Fulton Bank, N.A. subsidiary. FFA had previously purchased ARCs for customers as short-term investments with fair values that could be derived based on periodic auctions under normal market conditions. During 2008 and 2009, the Corporation purchased ARCs from customers due to the failure of these periodic auctions, which made these previously short-term investments illiquid. During the three and nine months ended September 30, 2012, ARCs with a par value of $51.5 million and $56.1 million, respectively, were called at par value by their issuers.
As of September 30, 2012, approximately $149 million, or 93%, of the ARCs were rated above investment grade, with approximately $21 million, or 13%, AAA rated and $94 million, or 59%, AA rated. Approximately $11 million, or 7%, of ARCs were either not rated or rated below investment grade by at least one ratings agency. Of this amount, approximately $8 million, or 72%, of the student loans underlying these ARCs have principal payments which are guaranteed by the federal government. In total, approximately $156 million, or 98%, of the student loans underlying the ARCs have principal payments which are guaranteed by the federal government. As of September 30, 2012, all ARCs were current and making scheduled interest payments. Based on management’s evaluations, ARCs with a fair value of $160.1 million were not subject to any other-than-temporary impairment charges as of September 30, 2012. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.
The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the decline in market value of these securities is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation does not consider these investments to be other-than-temporarily impaired as of September 30, 2012.
The majority of the Corporation's available for sale corporate debt securities are issued by financial institutions. The following table presents the amortized cost and estimated fair value of corporate debt securities:

	September 30, 2012		December 31, 2011
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$57,726	$50,426	$83,899	$74,365
Subordinated debt	44,262	48,037	40,184	41,296
Pooled trust preferred securities	5,601	5,141	6,236	5,109
Corporate debt securities issued by financial institutions	107,589	103,604	130,319	120,770
Other corporate debt securities	2,522	2,522	2,536	2,536
Available for sale corporate debt securities	$110,111	$106,126	$132,855	$123,306

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $7.3 million at September 30, 2012. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities during the nine months ended September 30, 2012 or 2011. The Corporation held eight single-issuer trust preferred securities that were rated below investment grade by at least one ratings agency, with an amortized cost of $22.9 million and an estimated fair value of $21.6 million at September 30, 2012. The majority of the single-issuer trust preferred securities rated below investment grade were rated BB or Ba. Single-issuer trust preferred securities with an amortized cost of $5.6 million and an estimated fair value of $4.1 million at September 30, 2012 were not rated by any ratings agency.
The Corporation held ten pooled trust preferred securities as of September 30, 2012. Nine of these securities, with an amortized cost of $5.4 million and an estimated fair value of $5.0 million, were rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. For each of the nine pooled trust preferred securities rated below investment grade, the class of securities held by the Corporation was below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool. The Corporation determines the fair value of pooled trust preferred securities based on quotes provided by third-party brokers.
The amortized cost of pooled trust preferred securities is the purchase price of the securities, net of cumulative credit related other-than-temporary impairment charges, determined using an expected cash flows model. The most significant input to the expected cash flows model is the expected payment deferral rate for each pooled trust preferred security. The Corporation evaluates the financial metrics, such as capital ratios and non-performing assets ratios, of the individual financial institution issuers that comprise each pooled trust preferred security to estimate its expected deferral rate. The actual weighted average cumulative defaults and deferrals as a percentage of original collateral were approximately 41.2% as of September 30, 2012.
Based on management’s evaluations, corporate debt securities with a fair value of $106.1 million were not subject to any other-than-temporary impairment charges as of September 30, 2012. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

NOTE E – Loans and Allowance for Credit Losses
Loans, Net of Unearned Income
Loans, net of unearned income are summarized as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Real-estate - commercial mortgage	$4,632,509	$4,602,596
Commercial - industrial, financial and agricultural	3,507,846	3,639,368
Real-estate - home equity	1,603,456	1,624,562
Real-estate - residential mortgage	1,213,831	1,097,192
Real-estate - construction	597,358	615,445
Consumer	301,182	318,101
Leasing and other	71,343	63,254
Overdrafts	12,480	15,446
Loans, gross of unearned income	11,940,005	11,975,964
Unearned income	(7,004)	(6,994)
Loans, net of unearned income	$11,933,001	$11,968,970
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

The following table presents the components of the allowance for credit losses:

	September 30, 2012	December 31, 2011
	(in thousands)
Allowance for loan losses	$233,864	$256,471
Reserve for unfunded lending commitments	1,404	1,706
Allowance for credit losses	$235,268	$258,177
The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
	(in thousands)
Balance at beginning of period	$237,316	$268,633	$258,177	$275,498
Loans charged off	(29,966)	(32,897)	(110,765)	(119,101)
Recoveries of loans previously charged off	4,918	2,081	11,356	7,420
Net loans charged off	(25,048)	(30,816)	(99,409)	(111,681)
Provision for credit losses	23,000	31,000	76,500	105,000
Balance at end of period	$235,268	$268,817	$235,268	$268,817

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2012 and 2011:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and overdrafts	Unallocated	Total
	(in thousands)
Three months ended September 30, 2012
Balance at June 30, 2012	$69,868	$71,931	$14,444	$26,711	$25,559	$1,816	$3,243	$22,164	$235,736
Loans charged off	(7,463)	(10,471)	(1,688)	(670)	(8,364)	(685)	(625)	—	(29,966)
Recoveries of loans previously charged off	1,317	1,693	343	25	1,040	202	298	—	4,918
Net loans charged off	(6,146)	(8,778)	(1,345)	(645)	(7,324)	(483)	(327)	—	(25,048)
Provision for loan losses (1)	8,447	4,721	2,337	2,790	3,893	530	77	381	23,176
Balance at September 30, 2012	$72,169	$67,874	$15,436	$28,856	$22,128	$1,863	$2,993	$22,545	$233,864
Three months ended September 30, 2011
Balance at June 30, 2011	$73,598	$82,613	$9,560	$31,912	$30,570	$1,755	$1,787	$34,888	$266,683
Loans charged off	(5,730)	(14,840)	(1,158)	(1,514)	(8,535)	(634)	(486)	—	(32,897)
Recoveries of loans previously charged off	249	695	23	36	595	291	192	—	2,081
Net loans charged off	(5,481)	(14,145)	(1,135)	(1,478)	(7,940)	(343)	(294)	—	(30,816)
Provision for loan losses (1)	13,066	11,669	1,418	2,902	10,415	2,990	768	(12,117)	31,111
Balance at September 30, 2011	$81,183	$80,137	$9,843	$33,336	$33,045	$4,402	$2,261	$22,771	$266,978
Nine months ended September 30, 2012
Balance at December 31, 2011	$85,112	$74,896	$12,841	$22,986	$30,066	$2,083	$2,397	$26,090	$256,471
Loans charged off	(43,053)	(29,157)	(6,683)	(3,009)	(25,377)	(1,790)	(1,696)	—	(110,765)
Recoveries of loans previously charged off	3,286	3,046	641	169	2,643	833	738	—	11,356
Net loans charged off	(39,767)	(26,111)	(6,042)	(2,840)	(22,734)	(957)	(958)	—	(99,409)
Provision for loan losses (1)	26,824	19,089	8,637	8,710	14,796	737	1,554	(3,545)	76,802
Balance at September 30, 2012	$72,169	$67,874	$15,436	$28,856	$22,128	$1,863	$2,993	$22,545	$233,864
Nine months ended September 30, 2011
Balance at December 31, 2010	$40,831	$101,436	$6,454	$17,425	$58,117	$4,669	$3,840	$41,499	$274,271
Loans charged off	(22,851)	(43,582)	(4,276)	(14,217)	(29,897)	(2,606)	(1,672)	—	(119,101)
Recoveries of loans previously charged off	1,975	2,089	26	270	1,237	1,033	790	—	7,420
Net loans charged off	(20,876)	(41,493)	(4,250)	(13,947)	(28,660)	(1,573)	(882)	—	(111,681)
Provision for loan losses	38,345	33,582	3,949	21,962	28,359	4,382	247	(26,438)	104,388
Impact of change in allowance methodology	22,883	(13,388)	3,690	7,896	(24,771)	(3,076)	(944)	7,710	—
Provision for loan losses, including impact of change in allowance methodology (1)	61,228	20,194	7,639	29,858	3,588	1,306	(697)	(18,728)	104,388
Balance at September 30, 2011	$81,183	$80,137	$9,843	$33,336	$33,045	$4,402	$2,261	$22,771	$266,978

(1)
Provision for loan losses is gross of a $176,000 and $302,000 decrease, respectively, in provision applied to unfunded commitments for the three and nine months ended September 30, 2012. The total provision for credit losses, comprised of allocations for both funded and unfunded loans, was $23.0 million and $76.5 million for the three and nine months ended September 30, 2012, respectively. Provision for loan losses is net of a $111,000 decrease and a$612,000 increase, respectively, in provision applied to unfunded commitments for the three and nine months ended September 30, 2011.The total provision for credit losses, comprised of allocations for both funded and unfunded loans, was $31.0 million and $105.0 million for the three and nine months ended September 30, 2011, respectively.

The following table presents loans, net of unearned income and their related allowance for loan losses, by portfolio segment, as of September 30, 2012 and 2011:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and overdrafts	Unallocated (1)	Total
	(in thousands)
Allowance for loan losses at September 30, 2012
Measured for impairment under FASB ASC Subtopic 450-20	$46,889	$44,169	$10,120	$8,306	$14,957	$1,858	$2,980	$22,545	$151,824
Evaluated for impairment under FASB ASC Section 310-10-35	25,280	23,705	5,316	20,550	7,171	5	13	N/A	82,040
	$72,169	$67,874	$15,436	$28,856	$22,128	$1,863	$2,993	$22,545	$233,864

Loans, net of unearned income at September 30, 2012
Measured for impairment under FASB ASC Subtopic 450-20	$4,539,370	$3,430,724	$1,594,553	$1,165,013	$554,185	$301,175	$76,798	N/A	$11,661,818
Evaluated for impairment under FASB ASC Section 310-10-35	93,139	77,122	8,903	48,818	43,173	7	21	N/A	271,183
	$4,632,509	$3,507,846	$1,603,456	$1,213,831	$597,358	$301,182	$76,819	N/A	$11,933,001

Allowance for loan losses at September 30, 2011
Measured for impairment under FASB ASC Subtopic 450-20	$47,914	$51,510	$9,843	$7,142	$20,480	$1,773	$2,205	$22,771	$163,638
Evaluated for impairment under FASB ASC Section 310-10-35	33,269	28,627	—	26,194	12,565	2,629	56	N/A	103,340
	$81,183	$80,137	$9,843	$33,336	$33,045	$4,402	$2,261	$22,771	$266,978

Loans, net of unearned income at September 30, 2011
Measured for impairment under FASB ASC Subtopic 450-20	$4,377,383	$3,603,914	$1,630,880	$975,463	$596,581	$322,113	$66,455	N/A	$11,572,789
Evaluated for impairment under FASB ASC Section 310-10-35	113,772	86,250	—	66,000	51,817	4,941	86	N/A	322,866
	$4,491,155	$3,690,164	$1,630,880	$1,041,463	$648,398	$327,054	$66,541	N/A	$11,895,655

(1)
The Corporation’s unallocated allowance, which was approximately 10% and 9% as of September 30, 2012 and September 30, 2011, respectively, was, in the opinion of the Corporation's management, reasonable and appropriate given that the estimates used in the allocation process are inherently imprecise.

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

An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. Impaired loans with balances greater than $1.0 million are evaluated individually for impairment. Impaired loans with balances less than $1.0 million are pooled and measured for impairment collectively. As of September 30, 2012 and December 31, 2011, substantially all of the Corporation’s individually evaluated impaired loans were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate in the case of impaired commercial mortgages, construction loans and residential mortgages, or business assets, such as accounts receivable or inventory, in the case of commercial loans. Commercial loans may also be secured by real property.
As of September 30, 2012 and 2011, approximately 78% and 83%, respectively, of impaired loans with principal balances greater than $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using certified third-party appraisals that had been updated within the preceding 12 months.
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

The following table presents total impaired loans by class segment as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$44,225	$33,917	$—	$54,445	$46,768	$—
Commercial - secured	38,023	30,067	—	35,529	28,440	—
Commercial - unsecured	105	105	—	—	—	—
Real estate - home equity	581	581	—	199	199	—
Real estate - residential mortgage	1,980	1,980	—	—	—	—
Construction - commercial residential	39,490	24,560	—	62,822	31,233	—
Construction - commercial	3,518	2,946	—	3,604	3,298	—
	127,922	94,156		156,599	109,938
With a related allowance recorded:
Real estate - commercial mortgage	78,258	59,222	25,280	100,529	79,566	36,060
Commercial - secured	60,556	44,445	21,816	61,970	47,652	26,248
Commercial - unsecured	2,725	2,505	1,889	3,139	2,789	2,177
Real estate - home equity	8,322	8,322	5,316	5,294	5,294	3,076
Real estate - residential mortgage	35,554	46,838	20,550	39,918	39,918	16,295
Construction - commercial residential	23,233	12,536	5,368	41,176	25,632	11,287
Construction - commercial	2,302	2,059	1,169	3,221	1,049	506
Construction - other	1,072	1,072	634	1,127	1,127	663
Consumer - direct	7	7	5	368	368	228
Leasing and other and overdrafts	21	21	13	56	56	37
	212,050	177,027	82,040	256,798	203,451	96,577
Total	$339,972	$271,183	$82,040	$413,397	$313,389	$96,577

As of September 30, 2012 and December 31, 2011, there were $94.2 million and $109.9 million, respectively, of impaired loans that did not have a related allowance for loan loss. The estimated fair values of the collateral for these loans exceeded their carrying amount and, accordingly, no specific valuation allowance was considered to be necessary.
The following table presents average impaired loans by class segment for the three and nine months ended September 30:

	Three months ended September 30, 2012		Three months ended September 30, 2011		Nine months ended September 30, 2012		Nine months ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$43,197	$172	$40,448	$78	$43,422	$370	$43,915	$568
Commercial - secured	25,992	13	34,474	10	25,526	30	31,426	171
Commercial - unsecured	59	—	149	—	33	—	221	3
Real estate - home equity	583	1	—	—	466	1	—	—
Real estate - residential mortgage	1,984	17	—	—	1,115	30	5,303	43
Construction - commercial residential	25,768	60	18,528	1	28,315	128	23,154	185
Construction - commercial	2,666	6	2,902	—	2,943	12	2,911	21
Consumer - direct	—	—	100	—	—	—	50	—
	100,249	269	96,601	89	101,820	571	106,980	991
With a related allowance recorded:
Real estate - commercial mortgage	59,239	240	73,076	140	67,064	523	79,898	1,129
Commercial - secured	43,420	32	51,851	14	46,743	65	86,061	1,213
Commercial - unsecured	2,555	2	2,231	1	2,735	4	4,132	34
Real estate - home equity	8,045	7	—	—	6,810	11	—	—
Real estate - residential mortgage	45,022	384	66,892	462	42,555	1,144	57,033	1,039
Construction - commercial residential	16,232	37	31,132	1	21,647	94	53,004	449
Construction - commercial	2,373	5	718	—	2,204	11	1,100	17
Construction - other	997	2	1,556	—	1,073	4	1,093	—
Consumer - direct	7	—	2,477	—	98	—	1,260	2
Leasing and other and overdrafts	158	—	89	—	101	—	60	—
	178,048	709	230,022	618	191,030	1,856	283,641	3,883
Total	$278,297	$978	$326,623	$707	$292,850	$2,427	$390,621	$4,874

(1)
All impaired loans, excluding accruing troubled debt restructurings, were non-accrual loans. Interest income recognized for the three and nine months ended September 30, 2012 and 2011 represent amounts earned on accruing troubled debt restructurings.

Credit Quality Indicators and Non-performing Assets

The following table presents internal credit risk ratings for commercial loans, commercial mortgages and certain construction loans, by class segment:

	Pass		Special Mention		Substandard or Lower		Total
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(in thousands)
Real estate - commercial mortgage	$4,199,788	$4,099,103	$130,340	$160,935	$302,381	$342,558	$4,632,509	$4,602,596
Commercial - secured	2,926,402	2,977,957	154,759	166,588	214,858	249,014	3,296,019	3,393,559
Commercial -unsecured	199,902	230,962	6,275	6,066	5,650	8,781	211,827	245,809
Total commercial - industrial, financial and agricultural	3,126,304	3,208,919	161,034	172,654	220,508	257,795	3,507,846	3,639,368
Construction - commercial residential	164,247	175,706	51,452	50,854	96,958	126,378	312,657	352,938
Construction - commercial	202,979	186,049	3,429	7,022	12,421	16,309	218,829	209,380
Total construction (excluding Construction - other)	367,226	361,755	54,881	57,876	109,379	142,687	531,486	562,318
	$7,693,318	$7,669,777	$346,255	$391,465	$632,268	$743,040	$8,671,841	$8,804,282
% of Total	88.7%	87.1%	4.0%	4.5%	7.3%	8.4%	100.0%	100.0%

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

The following table presents a summary of delinquency and non-performing status for home equity, residential mortgages, construction - other and consumer loans by class segment:

	Performing		Delinquent (1)		Non-performing (2)		Total
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(in thousands)
Real estate - home equity	$1,577,256	$1,601,722	$13,557	$11,633	$12,643	$11,207	$1,603,456	$1,624,562
Real estate - residential mortgage	1,156,610	1,043,733	32,311	37,123	24,910	16,336	1,213,831	1,097,192
Construction - other	60,571	49,593	4,564	2,341	737	1,193	65,872	53,127
Consumer - direct	146,351	157,157	3,908	4,011	3,691	3,201	153,950	164,369
Consumer - indirect	144,670	151,112	2,310	2,437	252	183	147,232	153,732
Total consumer	291,021	308,269	6,218	6,448	3,943	3,384	301,182	318,101
Leasing and other and overdrafts	75,954	70,550	765	1,049	100	107	76,819	71,706
	$3,161,412	$3,073,867	$57,415	$58,594	$42,333	$32,227	$3,261,160	$3,164,688
% of Total	96.9%	97.1%	1.8%	1.9%	1.3%	1.0%	100.0%	100.0%

(1)	Includes all accruing loans 31 days to 89 days past due.

(2)	Includes all accruing loans 90 days or more past due and all non-accrual loans.
The following table presents the detail of non-performing assets:

	September 30, 2012	December 31, 2011
	(in thousands)
Non-accrual loans	$185,791	$257,761
Accruing loans greater than 90 days past due	27,035	28,767
Total non-performing loans	212,826	286,528
Other real estate owned (OREO)	29,217	30,803
Total non-performing assets	$242,043	$317,331
The following table presents troubled debt restructurings (TDRs), by class segment:

	September 30, 2012	December 31, 2011
	(in thousands)
Real-estate - residential mortgage	$36,946	$32,331
Real-estate - commercial mortgage	32,198	22,425
Construction - commercial residential	10,190	7,645
Commercial - secured	4,671	3,449
Real estate - home equity	755	183
Construction - other	335	—
Commercial -unsecured	124	132
Consumer - direct	—	10
Total accruing TDRs	85,219	66,175
Non-accrual TDRs (1)	21,167	32,587
Total TDRs	$106,386	$98,762

(1)	Included within non-accrual loans in table detailing non-performing assets above.

As of September 30, 2012 and December 31, 2011, there were $1.4 million and $1.7 million, respectively, of commitments to lend additional funds to borrowers whose loans were modified under TDRs.

The following table presents loans modified as TDRs during the three and nine months ended September 30, 2012 and classified as TDRs as of September 30, 2012, by class segment:

	Three months ended September 30, 2012		Nine months ended September 30, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Real estate - residential mortgage	9	$3,350	33	$11,465
Real estate - commercial mortgage	2	1,404	15	18,004
Construction - commercial	1	957	1	957
Construction - commercial residential	2	741	8	11,178
Commercial - secured	7	737	14	3,944
Construction - other	1	335	1	335
Real estate - home equity	1	132	7	692
	23	$7,656	79	$46,575

The following table presents loans modified as TDRs within the previous 12 months, and classified as TDRs as of September 30, 2012, which had a payment default during the three and nine months ended September 30, 2012, by class segment:

	Three months ended September 30, 2012		Nine months ended September 30, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	( dollars in thousands)
Real estate - commercial mortgage	6	$6,358	7	$7,442
Real estate - residential mortgage	15	2,977	26	6,763
Commercial - secured	3	1,267	4	1,294
Construction - commercial	1	957	1	957
Construction - commercial residential	3	836	4	2,691
Construction - other	1	335	1	335
Real estate - home equity	3	273	8	653
	32	$13,003	51	$20,135

The following table presents past due status and non-accrual loans by portfolio segment and class segment:

	September 30, 2012
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$17,746	$3,338	$3,667	$60,942	$64,609	$85,693	$4,546,816	$4,632,509
Commercial - secured	11,643	2,800	1,542	69,842	71,384	85,827	3,210,192	3,296,019
Commercial - unsecured	1,359	—	10	2,485	2,495	3,854	207,973	211,827
Total commercial - industrial, financial and agricultural	13,002	2,800	1,552	72,327	73,879	89,681	3,418,165	3,507,846
Real estate - home equity	9,894	3,663	5,430	7,213	12,643	26,200	1,577,256	1,603,456
Real estate - residential mortgage	21,792	10,519	13,210	11,700	24,910	57,221	1,156,610	1,213,831
Construction - commercial residential	648	—	95	26,905	27,000	27,648	285,010	312,658
Construction - commercial	468	—	—	5,005	5,005	5,473	213,355	218,828
Construction - other	3,310	1,254	—	737	737	5,301	60,571	65,872
Total real estate - construction	4,426	1,254	95	32,647	32,742	38,422	558,936	597,358
Consumer - direct	2,588	1,320	2,750	941	3,691	7,599	146,351	153,950
Consumer - indirect	1,866	444	252	—	252	2,562	144,670	147,232
Total consumer	4,454	1,764	3,002	941	3,943	10,161	291,021	301,182
Leasing and other and overdrafts	734	31	79	21	100	865	75,954	76,819
	$72,048	$23,369	$27,035	$185,791	$212,826	$308,243	$11,624,758	$11,933,001

	December 31, 2011
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$11,167	$14,437	$4,394	$109,412	$113,806	$139,410	$4,463,186	$4,602,596
Commercial - secured	9,284	4,498	4,831	73,048	77,879	91,661	3,301,899	3,393,560
Commercial - unsecured	671	515	409	2,656	3,065	4,251	241,557	245,808
Total commercial - industrial, financial and agricultural	9,955	5,013	5,240	75,704	80,944	95,912	3,543,456	3,639,368
Real estate - home equity	7,439	4,194	5,714	5,493	11,207	22,840	1,601,722	1,624,562
Real estate - residential mortgage	23,877	13,246	8,502	7,834	16,336	53,459	1,043,733	1,097,192
Construction - commercial residential	2,372	4,824	1,656	53,420	55,076	62,272	290,665	352,937
Construction - commercial	31	—	128	4,347	4,475	4,506	204,875	209,381
Construction - other	2,341	—	66	1,127	1,193	3,534	49,593	53,127
Total real estate - construction	4,744	4,824	1,850	58,894	60,744	70,312	545,133	615,445
Consumer - direct	2,706	1,305	2,833	368	3,201	7,212	157,157	164,369
Consumer - indirect	1,997	440	183	—	183	2,620	151,112	153,732
Total consumer	4,703	1,745	3,016	368	3,384	9,832	308,269	318,101
Leasing and other and overdrafts	925	124	51	56	107	1,156	70,550	71,706
	$62,810	$43,583	$28,767	$257,761	$286,528	$392,921	$11,576,049	$11,968,970

NOTE F – Mortgage Servicing Rights
The following table summarizes the changes in mortgage servicing rights (MSRs) for the three and nine months ended September 30, which are included in other assets on the consolidated balance sheets:

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
	(in thousands)
Amortized cost:
Balance at beginning of period	$37,003	$32,809	$34,666	$30,700
Originations of mortgage servicing rights	4,341	2,213	11,177	6,881
Amortization	(2,711)	(1,343)	(7,210)	(3,902)
Balance at end of period	$38,633	$33,679	$38,633	$33,679

Valuation allowance:
Balance at beginning of period	$(1,550)	$(1,550)	$(1,550)	$(1,550)
Additions	(2,130)	—	(2,130)	—
Balance at end of period	$(3,680)	$(1,550)	$(3,680)	$(1,550)

Net MSRs at end of period	$34,953	32,129	$34,953	$32,129
MSRs represent the economic value of contractual rights to service mortgage loans that have been sold. Accordingly, actual and expected prepayments of the underlying mortgage loans can impact the value of MSRs.
The Corporation estimates the fair value of its MSRs by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections for mortgage-backed securities with rates and terms comparable to the loans underlying the MSRs. Based on its fair value analysis, the Corporation determined that an increase to the valuation allowance of $2.1 million was necessary as of September 30, 2012.

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
The Corporation also grants restricted stock to non-employee members of the board of directors under its 2011 Directors’ Equity Participation Plan (Directors’ Plan). Under the Directors’ Plan, the Corporation can grant equity awards to non-employee holding company and subsidiary bank directors in the form of stock options, restricted stock or common stock.
The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
	(in thousands)
Stock-based compensation expense	$913	$2,372	$3,963	$3,473
Tax benefit	(245)	(746)	(1,061)	(1,001)
Stock-based compensation expense, net of tax	$668	$1,626	$2,902	$2,472

Stock option fair values are estimated through the use of the Black-Scholes valuation methodology as of the date of grant. Stock options carry terms of up to ten years. Restricted stock fair values are equal to the average trading price of the Corporation’s stock on the date of grant. Restricted stock awards earn dividends during the vesting period, which are forfeitable if the awards do not vest. Stock options and restricted stock under the Employee Option Plan have historically been granted annually and become fully vested over or after a three year vesting period. Restricted stock awards under the Directors' Plan generally vest one year from the date of grant. Certain events, as defined in the Employee Option Plan and the Directors' Plan, result in the acceleration of the vesting of both stock options and restricted stock. As of September 30, 2012, the Employee Option Plan had 11.8 million shares reserved for future grants through 2013. As of September 30, 2012, the Directors’ Plan had 469,000 shares reserved for future grants through 2021.

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
The net periodic benefit cost for the Corporation’s Pension Plan, as determined by consulting actuaries, consisted of the following components for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
	(in thousands)
Service cost (1)	$39	$15	$117	$45
Interest cost	806	853	2,418	2,559
Expected return on plan assets	(808)	(837)	(2,424)	(2,511)
Net amortization and deferral	420	72	1,260	216
Net periodic benefit cost	$457	$103	$1,371	$309

(1)
The Pension Plan service cost recorded for the three and nine months ended September 30, 2012 and 2011, respectively, was related to administrative costs associated with the plan and was not due to the accrual of additional participant benefits.

The net periodic benefit cost for the Corporation’s Postretirement Plan, as determined by consulting actuaries, consisted of the following components for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
	(in thousands)
Service cost	$53	$50	$159	$151
Interest cost	87	107	261	321
Expected return on plan assets	(1)	(1)	(3)	(3)
Net accretion and deferral	(91)	(91)	(273)	(273)
Net periodic benefit cost	$48	$65	$144	$196

NOTE I – Derivative Financial Instruments
Market risk is the exposure to economic loss that arises from changes in the values of certain financial instruments. The Corporation employs various management techniques to minimize its exposure to interest rate risk, including reviewing the interest rate sensitivity position of the Corporation, approving asset and liability management policies, and overseeing the formulation and implementation of strategies regarding balance sheet positions and earnings. In addition, from time to time, the Corporation manages exposure to market risks, principally interest rate and foreign currency risk, through the use of derivatives. None of the Corporation's outstanding derivative contracts are designated as hedges and are not entered into for speculative purposes. Derivative instruments are carried at fair value, with changes in fair values recognized directly in earnings as components of non-interest income and non-interest expense on the Corporation's consolidated statements of income.

Derivative contracts create counterparty credit risk with both the Corporation's customers and with institutional derivative counterparties. The Corporation manages credit risk through its credit approval processes, monitoring procedures and obtaining adequate collateral, when appropriate.
Mortgage Banking Derivatives
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
Interest Rate Swaps
The Corporation executes interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate. The Corporation simultaneously enters into interest rate swaps executed with dealer counterparties, with identical notional amounts and terms. These interest rate swaps are derivative financial instruments that are recorded at their fair values within other assets and liabilities on the consolidated balance sheets. Changes in fair value during the period are recorded within other service charges and fees on the consolidated statements of income.
Foreign Exchange Contracts
The Corporation enters into foreign exchange contracts to accommodate the needs of its customers. Foreign exchange contracts are commitments to buy or sell foreign currency on a future date at a contractual price. The Corporation offsets its foreign exchange contract exposure with customers by entering into contracts with third-party correspondent financial institutions to mitigate its exposure to fluctuations in foreign currency exchange rates. The Corporation also holds certain amounts of foreign currency with international correspondent banks. At any given time, the total net foreign currency open positions, which includes all outstanding contracts and foreign account balances, is less than $500,000. Gross derivative assets and liabilities are recorded within other assets and other liabilities, respectively, on the consolidated balance sheets, with changes in fair value during the period recorded within other service charges and fees on the consolidated statements of income.

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	September 30, 2012		December 31, 2011
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$390,800	$12,949	$181,583	$3,888
Negative fair values	5,055	(86)	1,593	(10)
Net interest rate locks with customers		12,863		3,878
Forward Commitments
Positive fair values	11,157	157	3,178	13
Negative fair values	372,142	(7,936)	173,208	(2,724)
Net forward commitments		(7,779)		(2,711)
Interest Rate Swaps
Interest rate swaps with customers	106,084	6,973	33,846	2,744
Interest rate swaps with counterparties	106,084	(6,973)	33,846	(2,744)
Foreign Exchange Contracts with Customers
Positive fair values	21,586	330	45,143	1,413
Negative fair values	36,278	(771)	13,984	(137)
Net foreign exchange contracts with customers		(441)		1,276
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	57,255	1,306	37,678	749
Negative fair values	30,651	(488)	68,081	(2,454)
Net foreign exchange contracts with correspondent banks		818		(1,705)
Net derivative fair value asset		$5,461		$738

The following table presents a summary of the fair value gains and losses on derivative financial instruments for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
	(in thousands)
Interest rate locks with customers	$3,933	$4,902	$8,985	$6,904
Forward commitments	(3,255)	(4,794)	(5,068)	(14,117)
Interest rate swaps with customers	1,189	1,165	4,229	1,629
Interest rate swaps with counterparties	(1,189)	(1,165)	(4,229)	(1,629)
Foreign exchange contracts with correspondent banks	1,654	(2,035)	2,523	(1,537)
Foreign exchange contracts with customers	(1,331)	1,970	(1,717)	1,663
Net fair value gains (losses) on derivative financial instruments	$1,001	$43	$4,723	$(7,087)

NOTE J – Commitments and Contingencies
Commitments
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.
Those financial instruments include commitments to extend credit and letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized on the Corporation’s consolidated balance sheets. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the outstanding amount of those instruments.

The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Commitments to extend credit	$4,007,947	$3,803,532
Standby letters of credit	427,697	444,019
Commercial letters of credit	27,305	31,557
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
The Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan or reimburse the investor for a credit loss incurred on a loan if it is determined that the representations and warranties have not been met. This generally results from an underwriting or documentation deficiency. As of September 30, 2012 and December 31, 2011, total outstanding repurchase requests totaled approximately $5.9 million and $2.7 million, respectively.
From 2000 to 2011, the Corporation sold loans to the FHLB under its Mortgage Partnership Finance Program (MPF Program). No loans have been sold under this program in 2012. The Corporation provided a "credit enhancement" for residential mortgage loans sold under the MPF Program whereby it would assume credit losses in excess of a defined "First Loss Account" (FLA) balance, up to specified amounts. The FLA is funded by the FHLB based on a percentage of the outstanding principal balance of loans sold. As of September 30, 2012, the unpaid principal balance of loans sold under the MPF Program was approximately $248 million. During the first nine months of 2012, credit losses under the MPF Program were projected to exceed the FLA and, as a result, the Corporation recorded $3.0 million in reserves for expected credit losses related to loans sold under the MPF Program. Reserves are calculated based on delinquency status and estimated loss rates established through the Corporation's existing allowance for loan loss methodology.
As of September 30, 2012 and December 31, 2011, the reserve for losses on residential mortgage loans sold was $4.6 million and $1.5 million, respectively, including both reserves for credit losses under the MPF Program and reserves for representation and warranty exposures. Management believes that the reserves recorded as of September 30, 2012 are adequate. However, declines in collateral values, the identification of additional loans to be repurchased, or a deterioration in the credit quality of loans sold under the MPF Program could necessitate additional reserves in the future.
Other Contingencies
The Corporation and its subsidiaries are involved in various legal proceedings in the ordinary course of business. The Corporation evaluates the possible impact of pending litigation based on, among other factors, the advice of counsel, available insurance coverage and recorded liabilities and reserves for probable legal liabilities and costs. As of the date of this report, the Corporation believes that any liabilities, individually or in the aggregate, which may result from the final outcomes of pending proceedings are not expected to have a material adverse effect on the financial position, the operating results and/or the liquidity of the Corporation. However, litigation is often unpredictable, and the actual results of litigation cannot be determined with certainty.

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

The following table presents a summary of the Corporation’s mortgage loans held for sale:

	September 30, 2012	December 31, 2011
	(in thousands)
Cost	$81,304	$45,324
Fair value	85,477	47,009
During the three and nine months ended September 30, 2012, the Corporation recorded gains related to changes in fair values of mortgage loans held for sale of $1.5 million and $2.5 million, respectively, compared to gains of $1.5 million and $3.3 million, respectively, for the three and nine months ended September 30, 2011.

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

FASB ASC Update 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" amends fair value measurement and disclosure requirements in U.S. GAAP for the purpose of improving the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (IFRS). Among the amendments in ASC Update 2011-04 are expanded disclosure requirements that require companies to quantitatively disclose inputs used in recurring Level 3 fair value measurements and to disclose the sensitivity of fair value measurement to changes in unobservable inputs. Effective March 31, 2012, the Corporation adopted the provisions of ASC Update 2011-04 and, as such, has included the required disclosures related to Level 3 fair value measurements below.
The following tables present summaries of the Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$85,477	$—	$85,477
Available for sale investment securities:
Equity securities	44,113	—	—	44,113
U.S. Government securities	—	326	—	326
U.S. Government sponsored agency securities	—	2,440	—	2,440
State and municipal securities	—	308,032	—	308,032
Corporate debt securities	—	97,875	8,251	106,126
Collateralized mortgage obligations	—	1,030,190	—	1,030,190
Mortgage-backed securities	—	1,065,190	—	1,065,190
Auction rate securities	—	—	160,062	160,062
Total available for sale investments	44,113	2,504,053	168,313	2,716,479
Other financial assets	15,797	20,079	—	35,876
Total assets	$59,910	$2,609,609	$168,313	$2,837,832
Other financial liabilities	$15,420	$14,995	$—	$30,415

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$47,009	$—	$47,009
Available for sale investment securities:
Equity securities	34,586	—	—	34,586
U.S. Government securities	—	334	—	334
U.S. Government sponsored agency securities	—	4,073	—	4,073
State and municipal securities	—	322,018	—	322,018
Corporate debt securities	—	114,017	9,289	123,306
Collateralized mortgage obligations	—	1,001,209	—	1,001,209
Mortgage-backed securities	—	880,097	—	880,097
Auction rate securities	—	—	225,211	225,211
Total available for sale investments	34,586	2,321,748	234,500	2,590,834
Other financial assets	15,292	6,645	—	21,937
Total assets	$49,878	$2,375,402	$234,500	$2,659,780
Other financial liabilities	$15,721	$5,478	$—	$21,199
The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

•
Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of September 30, 2012 and December 31, 2011 were measured as the price that secondary market investors were offering for loans with similar characteristics.

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

▪
Equity securities – Equity securities consist of stocks of financial institutions ($37.4 million at September 30, 2012 and $27.9 million at December 31, 2011) and other equity investments ($6.7 million at September 30, 2012 and December 31, 2011). These Level 1 investments are measured at fair value based on quoted prices for identical securities in active markets. Restricted equity securities issued by the FHLB and Federal Reserve Bank ($73.2 million at September 30, 2012 and $82.5 million at December 31, 2011) have been excluded from the preceding tables.

▪
U.S. Government securities/U.S. Government sponsored agency securities/State and municipal securities/Collateralized mortgage obligations/Mortgage-backed securities – These debt securities are classified as Level 2 investments. Fair values are determined by a third-party pricing service, as detailed above.

▪
Corporate debt securities – This category consists of subordinated debt issued by financial institutions ($48.0 million at September 30, 2012 and $41.3 million at December 31, 2011), single-issuer trust preferred securities issued by financial institutions ($50.4 million at September 30, 2012 and $74.4 million at December 31, 2011), pooled trust preferred securities issued by financial institutions ($5.1 million at September 30, 2012 and December 31, 2011) and other corporate debt issued by non-financial institutions ($2.5 million at September 30, 2012 and December 31, 2011).

Classified as Level 2 investments are the Corporation’s subordinated debt, other corporate debt issued by non-financial institutions and $47.3 million and $70.2 million of single-issuer trust preferred securities held at September 30, 2012 and December 31, 2011, respectively. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.
Classified as Level 3 investments are the Corporation’s investments in pooled trust preferred securities and certain single-issuer trust preferred securities ($3.1 million at September 30, 2012 and $4.2 million at December 31, 2011). The fair values of these securities were based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.

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

•	Other financial assets – Included within this asset category are the following:

•
Level 1 assets, consisting of mutual funds that are held in trust for employee deferred compensation plans ($14.2 million at September 30, 2012 and $13.1 million at December 31, 2011) and the fair value of foreign currency exchange contracts ($1.6 million at September 30, 2012 and $2.2 million at December 31, 2011).

The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

•
Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($13.1 million at September 30, 2012 and $3.9 million at December 31, 2011) and the fair value of interest rate swaps with customers ($7.0 million at September 30, 2012 and $2.7 million at December 31, 2011).

The fair values of the Corporation’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date.
See Note I, "Derivative Financial Instruments," for additional information.

•	Other financial liabilities – Included within this category are the following:

•
Level 1 employee deferred compensation liabilities which represent amounts due to employees under deferred compensation plans ($14.2 million at September 30, 2012 and $13.1 million at December 31, 2011) and the fair value of foreign currency exchange contracts ($1.3 million at September 30, 2012 and $2.6 million at December 31, 2011). Fair value determinations for these items are described under the heading “Other financial assets” above.

•
Level 2 liabilities, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($8.0 million at September 30, 2012 and $2.7 million at December 31, 2011) and the fair value of interest rate swaps with counterparties ($7.0 million at September 30, 2012 and $2.7 million at December 31, 2011). Fair value determinations for these items are described under the heading “Other financial assets” above.
The following table presents the changes in the Corporation’s assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30, 2012
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARC Investments
	(in thousands)
Balance at June 30, 2012	$5,018	$4,100	$203,282
Sales	—	(956)	—
Realized adjustment to fair value (1)	(19)	19	—
Unrealized adjustment to fair value (2)	298	(55)	6,809
Settlements - calls	(202)	—	(50,370)
(Premium amortization) discount accretion (3)	46	2	341
Balance at September 30, 2012	$5,141	$3,110	$160,062

	Three months ended September 30, 2011
Balance at June 30, 2011	$5,433	$7,819	$255,142
Realized adjustment to fair value (1)	(53)	—	(292)
Unrealized adjustment to fair value (2)	12	(585)	(14,660)
Settlements - calls	(117)	(650)	(318)
(Premium amortization) discount accretion (3)	—	(1)	830
Balance at September 30, 2011	$5,275	$6,583	$240,702

	Nine months ended September 30, 2012
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARC Investments
	(in thousands)
Balance at December 31, 2011	$5,109	$4,180	$225,211
Sales	—	(956)	—
Realized adjustment to fair value (1)	(19)	19	—
Unrealized adjustment to fair value (2)	612	111	(12,677)
Settlements - calls	(605)	(250)	(54,880)
(Premium amortization) discount accretion (3)	44	6	2,408
Balance at September 30, 2012	$5,141	$3,110	$160,062

	Nine months ended September 30, 2011
Balance, December 31, 2010	$4,528	$8,583	$260,679
Transfer to Level 3 from Level 2 (4)	—	(800)	—
Realized adjustment to fair value (1)	(1,406)	—	(292)
Unrealized adjustment to fair value (2)	2,490	6	(15,891)
Settlements - calls	(335)	(1,205)	(6,817)
(Premium amortization) discount accretion (3)	(2)	(1)	3,023
Balance at September 30, 2011	$5,275	$6,583	$240,702

(1)
Realized adjustments to fair value represent credit related other-than-temporary impairment charges that were recorded as a reduction to investment securities gains on the consolidated statements of income.

(2)
Pooled trust preferred securities, single-issuer trust preferred securities and ARCs are classified as available for sale investment securities; as such, the unrealized adjustment to fair value was recorded as an unrealized holding gain (loss) and included as a component of available for sale investment securities on the consolidated balance sheet.

(3)	Included as a component of net interest income on the consolidated statements of income.

(4)	During the nine months ended September 30, 2011, one single-issuer trust preferred security with a fair value of $800,000 was reclassified as a Level 2 asset.

Certain financial assets are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents the Corporation’s financial assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheets:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$189,143	$189,143
Other financial assets	—	—	64,170	64,170
Total assets	$—	$—	$253,313	$253,313

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$216,812	$216,812
Other financial assets	—	—	63,919	63,919
Total assets	$—	$—	$280,731	$280,731
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

•
Other financial assets – This category includes OREO ($29.2 million at September 30, 2012 and $30.8 million at December 31, 2011) and MSRs, net of the MSRs valuation reserve ($35.0 million at September 30, 2012 and $33.1 million at December 31, 2011), both classified as Level 3 assets.

Fair values for OREO were based on estimated selling prices less estimated selling costs for similar assets in active markets.
MSRs are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation. Significant inputs to the valuations include expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections for mortgage-backed securities with rates and terms comparable to the loans underlying the MSRs. The annual constant prepayment rates used in the September 30, 2012 discounted cash flows valuation ranged from 15.9% to 16.5%, and were based on the weighted average remaining term of the loans in each stratum.
As required by FASB ASC Section 825-10-50, the following table details the book values and estimated fair values of the Corporation’s financial instruments as of September 30, 2012 and December 31, 2011. In addition, a general description of the methods and assumptions used to estimate such fair values is also provided.
Fair values of financial instruments are significantly affected by the assumptions used, principally the timing of future cash flows and discount rates. Because assumptions are inherently subjective in nature, the estimated fair values cannot be substantiated by comparison to independent market quotes and, in many cases, the estimated fair values could not necessarily be realized in an immediate sale or settlement of the instrument. The aggregate fair value amounts presented do not necessarily represent management’s estimate of the underlying value of the Corporation.

	September 30, 2012		December 31, 2011
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$217,207	$217,207	$292,598	$292,598
Interest-bearing deposits with other banks	202,305	202,305	175,336	175,336
Loans held for sale (1)	85,477	85,477	47,009	47,009
Securities held to maturity	454	487	6,669	6,699
Securities available for sale (1)	2,789,684	2,789,684	2,673,298	2,673,298
Loans, net of unearned income (1)	11,933,001	11,886,084	11,968,970	11,992,586
Accrued interest receivable	49,784	49,784	51,098	51,098
Other financial assets (1)	151,274	151,274	320,858	320,858
FINANCIAL LIABILITIES
Demand and savings deposits	$9,022,312	$9,022,312	$8,511,789	$8,511,789
Time deposits	3,578,998	3,611,952	4,013,950	4,056,247
Short-term borrowings	486,971	486,971	597,033	597,033
Accrued interest payable	21,818	21,818	25,686	25,686
Other financial liabilities (1)	84,053	84,053	75,151	75,151
Federal Home Loan Bank advances and long-term debt	908,623	871,236	1,040,149	982,010

(1)
Description of fair value determinations for these financial instruments, or certain financial instruments within these categories, measured at fair value on the Corporation’s consolidated balance sheets, are disclosed above.

For short-term financial instruments, defined as those with remaining maturities of 90 days or less and excluding those recorded at fair value on the Corporation’s consolidated balance sheets, book value was considered to be a reasonable estimate of fair value and would therefore be categorized as Level 1 items under FASB ASC Topic 820.

The following instruments are predominantly short-term:

Assets	Liabilities
Cash and due from banks	Demand and savings deposits
Interest bearing deposits	Short-term borrowings
Accrued interest receivable	Accrued interest payable
The estimated fair values of securities held to maturity as of September 30, 2012 and December 31, 2011 were based on quoted market prices. The estimated fair value of securities would be categorized within Level 2 assets under FASB ASC Topic 820.
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

NOTE M – Common Stock Repurchase Plan
In June 2012, the Corporation announced that its board of directors approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to five million shares, or approximately 2.5% of its outstanding shares, through December 31, 2012. Repurchased shares will be added to treasury stock, at cost, and will be used for general corporate purposes. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time in the open market at prevailing prices. The program may be discontinued at any time. Approximately 2.1 million shares were repurchased during the three months ended September 30, 2012 under this program; approximately 2.9 million shares remain authorized for repurchase.

NOTE N – Reclassifications

Certain amounts in the 2011 consolidated financial statements and notes have been reclassified to conform to the 2012 presentation.

NOTE O – Subsequent Event

The Corporation offers a full range of consumer and commercial banking services through its branch network. In late October 2012, Hurricane Sandy caused damage across large portions of the mid-Atlantic and northeast United States, most notably in areas serviced by the Corporation's branches located in northern New Jersey. While the Corporation did not experience any significant property damage, it is still in the process of assessing the potential financial impact that may result from the hurricane's effect on the local economy and the Corporation's customers.

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
Overview and Summary Financial Results
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

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	As of or for the Three months ended September 30		As of or for the Nine months ended September 30
	2012	2011	2012	2011
Income before income taxes (in thousands)	$54,842	$52,765	$159,757	$148,464
Net income (in thousands)	$41,582	$39,324	$119,605	$109,494
Diluted net income per share	$0.21	$0.20	$0.60	$0.55
Return on average assets	1.02%	0.97%	0.98%	0.91%
Return on average equity	8.03%	7.89%	7.83%	7.55%
Net interest margin (1)	3.74%	3.93%	3.79%	3.93%
Non-performing assets to total assets	1.49%	2.14%	1.49%	2.14%
Net charge-offs to average loans	0.84%	1.04%	1.11%	1.25%

(1)	Presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion.
The Corporation’s income before income taxes for the third quarter of 2012 increased $2.1 million, or 3.9%, compared to the third quarter of 2011. Income before income taxes for the first nine months of 2012 increased $11.3 million, or 7.6%, from the same period in 2011.
Improving asset quality and declining net interest income continued to be key drivers of financial performance for the Corporation. Results for the first nine months of 2012 were also impacted by mortgage banking activities and higher non-interest expenses. The following is a brief overview of each of these areas.
Asset Quality - Economic conditions improved throughout most of the Corporation's markets during the first nine months of 2012. For the three and nine months ended September 30, 2012, the Corporation's provision for credit losses decreased $8.0 million, or 25.8%, and $28.5 million, or 27.1%, respectively, in comparison to the same periods in 2011. In comparison to September 30, 2011, non-performing loans decreased $97.8 million, or 31.5%, due in large part to the sale of $34.7 million of non-accrual residential mortgages in December 2011 and $44.1 million of non-accrual commercial mortgages, commercial and construction loans in June 2012. Also contributing to the decline was a slower pace of non-accrual loan additions, which were approximately $131 million for the first nine months of 2012, compared to approximately $212 million for the same period in 2011. Overall loan delinquency also improved in comparison to September 30, 2011, decreasing to 2.58% from 3.60%.
Net Interest Income and Net Interest Margin - Net interest income decreased $5.6 million, or 4.0%, and $9.6 million, or 2.3%, respectively, for the three and nine months ended September 30, 2012 in comparison to the same periods in 2011. These decreases were driven by decreases in the net interest margin of 19 basis points, or 4.8%, and 14 basis points, or 3.6%, respectively, for the three and nine months ended September 30, 2012 in comparison to the same periods in 2011.
The decrease in the net interest margin resulted from the continuing low interest rate environment, in which yields on earning assets declined more significantly than the cost of funds, a trend which the Corporation expects will continue throughout the remainder of 2012.
Mortgage Banking Operations - During the three and nine months ended September 30, 2012, mortgage banking income increased $2.7 million, or 33.4%, and $12.3 million, or 63.4%, respectively, in comparison to the same periods in 2011. Gains on sales of mortgage loans for the three and nine months ended September 30, 2012 increased $5.9 million, or 85.8%, and $16.9 million, or 102.8%, respectively. The increases in gains on sales of mortgage loans were due to both increases in pricing spreads and increases in new loan commitments. During the three and nine months ended September 30, 2012, new commitments increased $152.0 million, or 28.7%, and $742.6 million, or 61.3%, respectively, in comparison to the same periods in 2011. This increase was largely due to an increase in refinance activity in the persistent low interest rate environment.
Mortgage servicing income for the three and nine months ended September 30, 2012 decreased $3.2 million and $4.6 million, respectively, in comparison to the same periods in 2011. Mortgage servicing rights (MSRs) amortization increased $1.4 million and $3.3 million during three and nine months ended September 30, 2012, respectively, in comparison to the same periods in 2011, due to prepayments of serviced loans. In addition, during the three months ended September 30, 2012, the Corporation recorded a $2.1 million impairment charge on its MSRs as a result of an increase in forecasted mortgage prepayments.

Estimated losses on residential mortgage loans previously originated and sold by the Corporation, recorded as a component of operating risk loss on the consolidated statements of income, were $360,000 and $3.6 million, respectively, for the three and nine months ended September 30, 2012. In comparison, during the three and nine months ended September 30, 2011, the Corporation recorded charges of $260,000 and credits of $1.1 million, respectively. During the nine months ended September 30, 2012, the Corporation recorded $3.0 million of charges due to exposure in one specific investor program with the Federal Home Loan Bank (FHLB). Under this program, the Corporation provided a “credit enhancement” for residential mortgage loans sold, whereby it was responsible for credit losses above defined levels, up to specified amounts. See Note J, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for additional details.
Non-Interest Expenses - During the three and nine months ended September 30, 2012, total non-interest expenses increased $4.2 million, or 3.9%, and $25.3 million, or 8.2%, respectively. These increases were due primarily to higher salaries and benefits costs, operating risk loss and consulting expenses. For more details, see the "Non-Interest Expense" sections of Management's Discussion.
Quarter Ended September 30, 2012 compared to the Quarter Ended September 30, 2011
Net Interest Income
FTE net interest income decreased $5.4 million, or 3.7%, from $145.5 million in the third quarter of 2011 to $140.1 million in the third quarter of 2012. This decrease was primarily due to a 19 basis point, or 4.8%, decrease in the net interest margin, from 3.93% for the third quarter of 2011 to 3.74% for the third quarter of 2012. This decrease was due to the net effect of a 38 basis point, or 7.9%, decrease in yields on interest-earning assets, partially offset a 22 basis point, or 19.6%, decrease in funding costs.

The following table provides a comparative average balance sheet and net interest income analysis for the third quarter of 2012 as compared to the same period in 2011. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Three months ended September 30
	2012			2011
ASSETS	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Interest-earning assets:
Loans, net of unearned income (2)	$11,920,193	$143,211	4.78%	$11,887,544	$151,816	5.07%
Taxable investment securities (3)	2,392,043	16,658	2.78	2,142,670	20,166	3.76
Tax-exempt investment securities (3)	286,225	3,936	5.50	325,420	4,456	5.48
Equity securities (3)	109,884	820	2.98	124,893	777	2.48
Total investment securities	2,788,152	21,414	3.07	2,592,983	25,399	3.92
Loans held for sale	61,001	578	3.79	37,626	425	4.52
Other interest-earning assets	147,432	35	0.09	218,135	91	0.17
Total interest-earning assets	14,916,778	165,238	4.42%	14,736,288	177,731	4.80%
Noninterest-earning assets:
Cash and due from banks	221,946			276,063
Premises and equipment	222,544			206,059
Other assets	1,088,807			1,107,107
Less: Allowance for loan losses	(239,931)			(274,436)
Total Assets	$16,210,144			$16,051,081
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$2,608,202	$1,071	0.16%	$2,424,646	$1,262	0.21%
Savings deposits	3,364,109	1,431	0.17	3,329,489	2,564	0.30
Time deposits	3,657,616	11,346	1.23	4,224,001	15,858	1.49
Total interest-bearing deposits	9,629,927	13,848	0.57	9,978,136	19,684	0.78
Short-term borrowings	588,568	220	0.15	443,337	151	0.14
FHLB advances and long-term debt	908,767	11,111	4.88	1,025,546	12,408	4.84
Total interest-bearing liabilities	11,127,262	25,179	0.90%	11,447,019	32,243	1.12%
Noninterest-bearing liabilities:
Demand deposits	2,836,166			2,466,877
Other	185,441			159,430
Total Liabilities	14,148,869			14,073,326
Shareholders’ equity	2,061,275			1,977,755
Total Liabilities and Shareholders’ Equity	$16,210,144			$16,051,081
Net interest income/net interest margin (FTE)		140,059	3.74%		145,488	3.93%
Tax equivalent adjustment		(4,178)			(3,995)
Net interest income		$135,881			$141,493

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and interest expense due to changes in average balances (volume) and changes in rates:

	2012 vs. 2011 Increase (decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$400	$(9,005)	$(8,605)
Taxable investment securities	2,185	(5,693)	(3,508)
Tax-exempt investment securities	(536)	16	(520)
Equity securities	(101)	144	43
Loans held for sale	231	(78)	153
Other interest-earning assets	(22)	(34)	(56)
Total interest income	$2,157	$(14,650)	$(12,493)
Interest expense on:
Demand deposits	$105	$(296)	$(191)
Savings deposits	24	(1,157)	(1,133)
Time deposits	(1,965)	(2,547)	(4,512)
Short-term borrowings	53	16	69
FHLB advances and long-term debt	(1,388)	91	(1,297)
Total interest expense	$(3,171)	$(3,893)	$(7,064)
Note: Changes which are attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.
As summarized above, a 38 basis point, or 7.9%, decrease in yields on average interest-earnings assets resulted in a $14.7 million decrease in FTE interest income, partially offset by a $2.2 million increase in FTE interest income as a result of a $180.5 million, or 1.2%, increase in average interest-earning assets.
The increase in average interest-earning assets was primarily due to a $195.2 million, or 7.5%, increase in average investments. During the first quarter of 2012, the Corporation pre-purchased mortgage-backed securities and collateralized mortgage obligation cash flows in anticipation of a continued low interest rate environment.
The average yield on investment securities decreased 85 basis points, or 21.7%, from 3.92% in 2011 to 3.07% in 2012, as the reinvestment of cash flows and purchases of mortgage-backed securities and collateralized mortgage obligations were at yields that were lower than the overall portfolio yield. An increase in net premium amortization of $2.4 million due to higher prepayments on mortgage-backed securities and collateralized mortgage obligations contributed 31 basis points to the decrease in average investment yields and 7 basis points to the decrease in net interest margin.
Average loans, by type, are summarized in the following table:

	Three months ended September 30		Increase (decrease)
	2012	2011	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$4,603,388	$4,461,646	$141,742	3.2%
Commercial – industrial, financial and agricultural	3,529,733	3,691,516	(161,783)	(4.4)
Real estate – home equity	1,597,230	1,628,822	(31,592)	(1.9)
Real estate – residential mortgage	1,200,752	1,037,968	162,784	15.7
Real estate – construction	605,910	668,464	(62,554)	(9.4)
Consumer	304,235	329,619	(25,384)	(7.7)
Leasing and other	78,945	69,509	9,436	13.6
Total	$11,920,193	$11,887,544	$32,649	0.3%

Geographically, the $141.7 million, or 3.2%, increase in commercial mortgages was due to increases in the Corporation's Pennsylvania ($111.9 million, or 4.7%), Maryland ($20.9 million, or 5.3%), Virginia ($17.1 million, or 5.2%) and Delaware ($17.0 million, or 12.8%) markets, offset by a decline in the New Jersey ($25.1 million, or 2.0%) market.
Commercial loan demand has remained somewhat weak, largely a result of small business customers remaining tentative about spending due to uncertain economic conditions. Geographically, the $161.8 million, or 4.4%, decrease in commercial loans was in the Corporation's Virginia ($66.9 million, or 28.1%), New Jersey ($51.3 million, or 9.3%) and Maryland ($40.7 million, or 12.1%) markets.
The $162.8 million, or 15.7%, increase in residential mortgages was due to a $177.1 million increase in fixed rate mortgages and a $7.6 million increase in adjustable rate mortgages, partially offset by a $21.9 million decline in nonaccrual mortgages. The increase in residential mortgages was largely due to the Corporation’s retention in portfolio of all 10 year mortgages and up to approximately $15 million per month of 15 year fixed rate mortgages and certain adjustable rate mortgages during the third quarter of 2012.
Geographically, the $62.6 million, or 9.4%, decline in construction loans occurred in the Corporation’s Maryland ($36.0 million, or 32.2%), New Jersey ($32.6 million, or 29.1%) , and Virginia ($11.7 million, or 8.7%) markets, partially offset by an increase in the Pennsylvania ($21.8 million, or 7.5%) market, which is the result of several owner-occupied construction projects originated during the first half of 2012.
The average yield on loans decreased 29 basis points, or 5.7%, from 5.07% in 2011 to 4.78% in 2012. The decrease in average yields on loans was attributable to increased refinancing activity, repayments of higher-yielding loans and new loan production at significantly lower rates, due in part, to competitive pressures in obtaining high quality credits.
Interest expense decreased $7.1 million, or 21.9%, to $25.2 million in the third quarter of 2012 from $32.2 million in the third quarter of 2011. Interest expense decreased $3.9 million due to a 22 basis point, or 19.6%, decrease in the average cost of total interest-bearing liabilities. Interest expense decreased an additional $3.2 million as a result of a $319.8 million, or 2.8%, decline in average interest-bearing liabilities.
Average deposits, by type, are summarized in the following table:

	Three months ended September 30		Increase (decrease)
	2012	2011	$	%
	(dollars in thousands)
Noninterest-bearing demand	$2,836,166	$2,466,877	$369,289	15.0%
Interest-bearing demand	2,608,202	2,424,646	183,556	7.6
Savings	3,364,109	3,329,489	34,620	1.0
Total demand and savings	8,808,477	8,221,012	587,465	7.1
Time deposits	3,657,616	4,224,001	(566,385)	(13.4)
Total deposits	$12,466,093	$12,445,013	$21,080	0.2%
Total demand and savings accounts increased $587.5 million, or 7.1%. The increase in demand and savings account balances was due to a $338.9 million, or 12.9%, increase in business account balances, partially due to an increase in new customers, a $222.8 million, or 5.7%, increase in personal account balances and a $30.6 million, or 1.9%, increase in municipal account balances. The increase in interest-bearing demand and savings personal account balances was primarily due to customers’ migration away from certificates of deposit.

The decrease in time deposits was almost entirely due to customer certificates of deposit, which decreased $563.6 million, or 13.4%, with the remaining $2.8 million decrease realized in brokered certificates of deposit. The decrease in customer certificates of deposit was in accounts with original maturity terms of less than two years ($524.6 million, or 21.9%) and jumbo certificates of deposit ($67.4 million, or 31.0%), partially offset by increases in longer-term certificates of deposit with original maturity terms of greater than two years.
The average cost of interest-bearing deposits decreased 21 basis points, or 26.9%, from 0.78% in 2011 to 0.57% in 2012 due to a reduction in rates paid on interest-bearing demand and savings deposits and the repricing of time deposits to lower rates. Since October 1, 2011, excluding early redemptions, approximately $3.1 billion of time deposits matured at a weighted average rate of 0.92%, while approximately $2.8 billion of time deposits were issued at a weighted average rate of 0.45%.

The following table summarizes changes in average short-term borrowings and long-term debt, by type:

	Three months ended September 30		Increase (decrease)
	2012	2011	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$210,830	$206,824	$4,006	1.9%
Customer short-term promissory notes	127,479	170,790	(43,311)	(25.4)
Total short-term customer funding	338,309	377,614	(39,305)	(10.4)
Federal funds purchased and other	250,259	65,723	184,536	280.8
Total short-term borrowings	588,568	443,337	145,231	32.8
Long-term debt:
FHLB advances	539,283	641,726	(102,443)	(16.0)
Other long-term debt	369,484	383,820	(14,336)	(3.7)
Total long-term debt	908,767	1,025,546	(116,779)	(11.4)
Total	$1,497,335	$1,468,883	$28,452	1.9%
The $39.3 million, or 10.4%, decrease in short-term customer funding was primarily due to customers transferring funds from the non-deposit cash management program into deposit products due to the low interest rate environment. The $184.5 million increase in Federal funds purchased and other short-term borrowings was primarily a result of replacing FHLB borrowings and long-term debt and partially to replace funding related to decreases in certificates of deposit. The $102.4 million, or 16.0%, decrease in FHLB advances was due to maturities, which were not replaced with new advances. The $14.3 million, or 3.7%, decrease in other long-term debt was due to the call of certain junior subordinated deferrable interest debentures during the first half of 2012 and the fourth quarter of 2011.

Provision for Credit Losses and Allowance for Credit Losses
The following table presents the activity in the allowance for credit losses:

	Three months ended September 30
	2012	2011
	(dollars in thousands)
Loans, net of unearned income, outstanding at end of period	$11,933,001	$11,895,655
Daily average balance of loans, net of unearned income	$11,920,193	$11,887,544

Balance of allowance for credit losses at beginning of period	$237,316	$268,633
Loans charged off:
Commercial – industrial, financial and agricultural	10,471	14,840
Real estate – construction	8,364	8,535
Real estate – commercial mortgage	7,463	5,730
Real estate – home equity	1,688	1,158
Consumer	685	634
Real estate – residential mortgage	670	1,514
Leasing and other	625	486
Total loans charged off	29,966	32,897
Recoveries of loans previously charged off:
Commercial – industrial, financial and agricultural	1,693	695
Real estate – construction	1,040	595
Real estate – commercial mortgage	1,317	249
Real estate – home equity	343	23
Consumer	202	291
Real estate – residential mortgage	25	36
Leasing and other	298	192
Total recoveries	4,918	2,081
Net loans charged off	25,048	30,816
Provision for credit losses	23,000	31,000
Balance of allowance for credit losses at end of period	$235,268	$268,817
Components of the Allowance for Credit Losses:
Allowance for loan losses	$233,864	$266,978
Reserve for unfunded lending commitments	1,404	1,839
Allowance for credit losses	$235,268	$268,817
Selected Ratios:
Net charge-offs to average loans (annualized)	0.84%	1.04%
Allowance for credit losses to loans outstanding	1.97%	2.26%
The provision for credit losses was $23.0 million for the third quarter of 2012, a decrease of $8.0 million, or 25.8%, from the third quarter of 2011. The decrease in the provision for credit losses was due to the continuing improvement in the Corporation’s credit quality metrics, including a reduction in the level of non-performing loans and overall delinquency.
Contributing to the improvement in the Corporation's credit quality metrics were the sale of $44.1 million of non-accrual commercial mortgage, commercial and construction loans to an investor in June 2012 and the sale of $34.7 million of non-performing residential mortgages to an investor in December 2011.
Net charge-offs decreased $5.8 million, or 18.7%, to $25.0 million for the third quarter of 2012 compared to $30.8 million for the third quarter of 2011. The decrease in net charge-offs was primarily due to a $5.4 million, or 37.9%, decrease in commercial loan net charge-offs.
Of the $25.0 million of net charge-offs recorded in the third quarter of 2012, 57.4% were for loans originated in Pennsylvania, 19.1% in New Jersey, 15.1% in Maryland and 7.9% in Virginia. Charge-offs for the third quarter of 2012 included five individual charge-offs of $1.0 million or greater, totaling $8.6 million, of which $5.0 million were for construction loans, $2.1 million was for a commercial mortgage and $1.5 million was for a commercial loan.

The following table summarizes non-performing assets as of the indicated dates:

	September 30, 2012	December 31, 2011	September 30, 2011
	(dollars in thousands)
Non-accrual loans	$185,791	$257,761	$269,176
Loans 90 days past due and accruing	27,035	28,767	41,427
Total non-performing loans	212,826	286,528	310,603
Other real estate owned (OREO)	29,217	30,803	37,399
Total non-performing assets	$242,043	$317,331	$348,002
Non-accrual loans to total loans	1.56%	2.15%	2.26%
Non-performing assets to total assets	1.49%	1.94%	2.14%
Allowance for credit losses to non-performing loans	110.54%	90.11%	86.55%
Non-performing assets to tangible common shareholders’ equity and allowance for credit losses	13.80%	18.60%	20.37%
Non-accrual loans decreased $83.4 million, or 31.0%, in comparison to September 30, 2011 and $72.0 million, or 27.9%, in comparison to December 31, 2011. During the first nine months of 2012, the Corporation had approximately $131 million of non-accrual loan additions, compared to approximately $212 million for the same period in 2011. The $131 million of non-accrual additions during the first nine months of 2012 were more than offset by approximately $189 million of charge-offs and paydowns and approximately $14 million in transfers to OREO.
The following table summarizes non-performing loans, by type, as of the indicated dates:

	September 30, 2012	December 31, 2011	September 30, 2011
	(in thousands)
Commercial – industrial, financial and agricultural	$73,879	$80,944	$92,385
Real estate – commercial mortgage	64,609	113,806	102,928
Real estate – construction	32,742	60,744	52,381
Real estate – residential mortgage	24,910	16,336	48,086
Real estate – home equity	12,644	11,207	12,097
Consumer	3,942	3,384	2,614
Leasing	100	107	112
Total non-performing loans	$212,826	$286,528	$310,603
Non-performing commercial mortgages decreased $38.3 million, or 37.2%, primarily due to the June 2012 loan sale, which contributed $29.9 million to the decrease, as well as charge-offs and repayments. Geographically, the decrease was primarily in the New Jersey ($32.2 million, or 55.3%) and Pennsylvania ($9.8 million, or 34.7%) markets, partially offset by an increase in the Maryland ($5.2 million, 74.4%) market.
Non-performing residential mortgages decreased $23.2 million, or 48.2%, primarily due to the December 2011 loan sale, partially offset by additions during the first nine months of 2012. Geographically, the decrease was throughout the Corporation's entire footprint, with decreases in the Virginia ($8.8 million, or 56.2%), Pennsylvania ($5.6 million, or 40.7%), New Jersey ($4.3 million, or 39.2%), Delaware ($2.7 million, or 62.8%) and Maryland ($1.8 million, or 51.6%) markets.
Non-performing construction loans decreased $19.6 million, or 37.5%, due to charge-offs and repayments. Geographically, the decrease occurred in the Virginia ($14.2 million, or 80.9%), Maryland ($5.1 million, or 34.8%) and New Jersey ($4.1 million, or 28.7%) markets, partially offset by an increase in the Pennsylvania ($4.0 million, or 70.8%) market.

Non-performing commercial loans decreased $18.5 million, or 20.0%, primarily due to the June 2012 loan sale, which contributed $11.5 million to the decrease, as well as charge-offs and repayments. Geographically, the decrease occurred primarily in the Pennsylvania ($6.1 million, or 10.8%), Maryland ($6.0 million, or 55.3%) and New Jersey ($5.6 million, or 54.9%) markets.

The following table presents accruing loans whose terms have been modified under troubled debt restructurings (TDRs), by type, as of the indicated dates:

	September 30, 2012	December 31, 2011	September 30, 2011
	(in thousands)
Real estate – residential mortgage	$36,946	$32,331	$36,113
Real estate – commercial mortgage	32,198	22,425	23,419
Real estate – construction	10,525	7,645	5,871
Commercial – industrial, financial and agricultural	4,795	3,581	2,229
Consumer and home equity	755	193	194
Total accruing TDRs	$85,219	$66,175	$67,826
The following table summarizes the Corporation’s OREO, by property type, as of the indicated dates:

	September 30, 2012	December 31, 2011	September 30, 2011
	(in thousands)
Commercial properties	$16,218	$15,184	$18,353
Residential properties	7,145	10,499	13,997
Undeveloped land	5,854	5,120	5,049
Total OREO	$29,217	$30,803	$37,399
The following table summarizes loan delinquency rates, by type, as of September 30:

	2012			2011
	31-89 Days	> 90 Days (1)	Total	31-89 Days	> 90 Days (1)	Total
Real estate – commercial mortgage	0.46%	1.39%	1.85%	0.84%	2.29%	3.13%
Commercial – industrial, financial and agricultural	0.45%	2.11%	2.56%	0.57%	2.50%	3.07%
Real estate – construction	0.95%	5.48%	6.43%	1.28%	8.08%	9.36%
Real estate – residential mortgage	2.66%	2.05%	4.71%	3.02%	4.62%	7.64%
Real estate – home equity	0.85%	0.78%	1.63%	0.74%	0.74%	1.48%
Consumer, leasing and other	1.85%	1.07%	2.92%	1.71%	0.69%	2.40%
Total	0.80%	1.78%	2.58%	0.99%	2.61%	3.60%
Total dollars (in thousands)	$95,417	$212,826	$308,243	$117,211	$310,603	$427,814

(1)	Includes non-accrual loans.
The Corporation believes that the allowance for credit losses of $235.3 million as of September 30, 2012 is sufficient to cover losses inherent in both the loan portfolio and the unfunded lending commitments as of that date and is appropriate based on applicable accounting standards.

Non-Interest Income
The following table presents the components of non-interest income:

	Three months ended September 30		Increase (decrease)
	2012	2011	$	%
	(dollars in thousands)
Overdraft fees	$8,552	$8,388	$164	2.0%
Cash management fees	2,759	2,806	(47)	(1.7)
Other	4,340	3,970	370	9.3
Service charges on deposit accounts	15,651	15,164	487	3.2
Merchant fees	3,128	2,461	667	27.1
Foreign currency processing income	2,728	2,441	287	11.8
Debit card income	2,145	4,538	(2,393)	(52.7)
Letter of credit fees	1,220	1,307	(87)	(6.7)
Other	1,898	1,760	138	7.8
Other service charges and fees	11,119	12,507	(1,388)	(11.1)
Mortgage banking income	10,594	7,942	2,652	33.4
Investment management and trust services	9,429	8,914	515	5.8
Credit card income	2,095	1,778	317	17.8
Other	3,074	2,277	797	35.0
Total, excluding investment securities gains (losses)	51,962	48,582	3,380	7.0
Investment securities gains (losses)	42	(443)	485	N/M
Total	$52,004	$48,139	$3,865	8.0%
N/M - Not meaningful.
Effective October 1, 2011, as required under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the Corporation became subject to new regulations that established maximum interchange fees that issuers could charge on debit card transactions. The variances in many categories of fee income in the third quarter of 2012 as compared to the same period in 2011 were directly or indirectly impacted by the effects of these new regulations. These new pricing regulations directly resulted in the $2.4 million, or 52.7%, decrease in debit card income.
Indirect effects were reflected in other fee categories, where changes to pricing structures were made to mitigate the negative effect of the impact to debit card income. These fee changes, in addition to growth in transaction volumes, had a positive impact on merchant fees ($667,000, or 27.1%, increase) and other service charges on deposit accounts ($370,000, or 9.3%, increase).
Foreign currency processing revenue increased $288,000, or 11.8%, over the third quarter of 2011 due primarily to an increase in net fair value gains on foreign exchange contracts.
During the third quarter of 2012, mortgage banking income increased $2.7 million, or 33.4%. Gains on sales of mortgage loans increased $5.9 million, or 85.8%, due to a $152.0 million, or 28.7%, increase in new loan commitments and a 44.4% increase in pricing spreads. The increase in new loan commitments was largely driven by an increase in refinancing volume resulting from historically low interest rates. The increase in gains on sales of mortgage loans was partially offset by a $1.4 million increase in mortgage servicing rights amortization due to prepayments of serviced loans and a $2.1 million impairment charge for MSRs recorded in the third quarter of 2012. The impairment charge resulted from an increase in forecasted mortgage prepayments, which caused a decline in the fair value of the MSR portfolio.
The $515,000, or 5.8%, increase in investment management and trust income was primarily due to $423,000, or 11.8%, increase in brokerage revenue due, to growth in new customers and increased income from existing customers.
The $318,000, or 17.9%, increase in credit card income was primarily due to growth in average balances and partially due to an increase in the number of customer transactions, both of which generate income under a revenue sharing agreement with a third-party issuer.
The $796,000, or 34.9%, increase in other income was largely due to gains from investments in corporate owned life insurance.

Non-Interest Expense
The following table presents the components of non-interest expense:

	Three months ended September 30		Increase (decrease)
	2012	2011	$	%
	(dollars in thousands)
Salaries and employee benefits	$62,161	$58,948	$3,213	5.5%
Net occupancy expense	11,161	10,790	371	3.4
Other outside services	4,996	1,846	3,150	170.6
Equipment expense	3,816	3,032	784	25.9
Data processing	3,776	3,473	303	8.7
FDIC insurance expense	3,029	3,732	(703)	(18.8)
Professional fees	2,728	3,247	(519)	(16.0)
Software	2,511	2,142	369	17.2
OREO and repossession expense	2,096	2,548	(452)	(17.7)
Telecommunications	1,764	1,996	(232)	(11.6)
Operating risk loss	1,404	776	628	80.9
Supplies	1,188	1,262	(74)	(5.9)
Postage	1,044	1,305	(261)	(20.0)
Intangible amortization	756	953	(197)	(20.7)
Marketing	648	1,923	(1,275)	(66.3)
Other	6,965	7,894	(929)	(11.8)
Total	$110,043	$105,867	$4,176	3.9%
Salaries and employee benefits increased $3.2 million, or 5.5%, with salaries increasing $1.9 million, or 3.9%, and employee benefits increasing $1.3 million, or 13.8%. The increase in salaries was primarily due to a $2.2 million increase in employee bonus and incentive compensation expense, normal merit increases and staff additions to support residential lending, retail banking, and compliance. Full-time equivalent employees increased from 3,515 as of September 30, 2011 to 3,540 as of September 30, 2012. These increases were partially offset by a $1.4 million decrease in stock-based compensation expense due to a change in the annual grant date of employee awards, which were granted in the second quarter of 2012, instead of the third quarter as in the prior year. The $1.3 million increase in employee benefits was primarily due to an increase in healthcare costs, as claims increased, and an increase in defined benefit plan expense due to a decrease in the discount rate used to value benefit obligations.
Other outside services includes consulting services, employment agency fees and other contracted third-party services. Other outside services increased $3.2 million, or 170.6%, due primarily to a $2.5 million increase in consulting services related to compliance and risk management. Data processing increased $303,000, or 8.7%, primarily due to increased transaction volumes. Equipment expense increased $784,000, or 25.9%, due to an increase in depreciation expense related to the addition of assets supporting the Corporation's information technology infrastructure and additional maintenance and repair costs. FDIC insurance decreased $703,000, or 18.8%, due to lower assessment rates based on improvements in subsidiary bank impaired asset ratios. Software expense increased $369,000, or 17.2%, due to increased maintenance costs.
OREO and repossession expense decreased $452,000, or 17.7%, mainly due to a $735,000, or 44.1%, decrease in other real estate expense, partially offset by a $272,000 increase in valuation provisions on OREO properties. This expense category is expected to be volatile as the Corporation continues to work through its non-performing assets.
Telecommunications expense decreased $232,000, or 11.6%, largely due to a renegotiated contract for data lines. The $628,000 increase in operating risk loss was due to $299,000 of charges related to debit card fraud losses and a $100,000 increase in losses associated with previously sold residential mortgages. Provisions for such losses were $360,000 in the third quarter of 2012, as compared to $260,000 in the third quarter of 2011. See Note J, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements for additional details.
The $1.3 million, or 66.3%, decrease in marketing expense was primarily due to the timing of various marketing promotions. Other expenses decreased $929,000, or 11.8%, primarily due to reversals of reserves for non-income state tax due to changes in the risk level of certain positions.

Income Taxes
Income tax expense for the third quarter of 2012 was $13.3 million, a $181,000, or 1.3%, decrease from $13.4 million for the third quarter of 2011.
The Corporation’s effective tax rate was 24.2% in 2012, as compared to 25.5% in 2011. The effective rate is generally lower than the Federal statutory rate of 35% due to investments in tax-free municipal securities and credits earned from investments in partnerships that generate such credits under various federal programs. The decrease in the effective tax rate was largely due to non-taxable gains from investments in corporate owned life insurance.
Nine Months Ended September 30, 2012 compared to the Nine Months Ended September 30, 2011
Net Interest Income
FTE net interest income decreased $9.0 million, or 2.1%, from $433.7 million in the first nine months of 2011 to $424.7 million in the first nine months of 2012. This decrease was the result of a decrease in the net interest margin, partially offset by the impact of an increase in average interest-earning assets.
Net interest margin decreased 14 basis points, or 3.6%, from 3.93% for the first nine months of 2011 to 3.79% for the first nine months of 2012. The decrease in net interest margin was the result of a 36 basis point, or 7.4%, decrease in yields on interest-earning assets, partially offset by a 24 basis point, or 20.3%, decrease in funding costs.

The following table provides a comparative average balance sheet and net interest income analysis for the first nine months of 2012 as compared to the same period in 2011. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Nine months ended September 30
	2012			2011
ASSETS	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Interest-earning assets:
Loans, net of unearned income (2)	$11,954,830	$434,520	4.86%	$11,897,211	$455,476	5.12%
Taxable investment securities (3)	2,442,237	53,943	2.95	2,204,409	62,722	3.79
Tax-exempt investment securities (3)	288,221	12,085	5.59	337,627	14,181	5.60
Equity securities (3)	110,807	2,307	2.78	128,635	2,304	2.39
Total investment securities	2,841,265	68,335	3.21	2,670,671	79,207	3.96
Loans held for sale	52,462	1,547	3.93	39,917	1,417	4.73
Other interest-earning assets	126,169	133	0.14	149,910	225	0.20
Total interest-earning assets	14,974,726	504,535	4.50%	14,757,709	536,325	4.86%
Noninterest-earning assets:
Cash and due from banks	239,436			271,674
Premises and equipment	217,351			206,856
Other assets	1,095,091			1,102,608
Less: Allowance for loan losses	(255,061)			(276,654)
Total Assets	$16,271,543			$16,062,193
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$2,519,454	$3,132	0.17%	$2,366,944	$4,069	0.23%
Savings deposits	3,332,704	4,751	0.19	3,323,050	9,180	0.37
Time deposits	3,799,774	36,958	1.30	4,368,831	51,496	1.58
Total interest-bearing deposits	9,651,932	44,841	0.62	10,058,825	64,745	0.86
Short-term borrowings	758,899	912	0.16	506,620	573	0.15
FHLB advances and long-term debt	940,348	34,077	4.84	1,037,437	37,346	4.81
Total interest-bearing liabilities	11,351,179	79,830	0.94%	11,602,882	102,664	1.18%
Noninterest-bearing liabilities:
Demand deposits	2,690,668			2,356,735
Other	188,222			164,144
Total Liabilities	14,230,069			14,123,761
Shareholders’ equity	2,041,474			1,938,432
Total Liabilities and Shareholders’ Equity	$16,271,543			$16,062,193
Net interest income/net interest margin (FTE)		424,705	3.79%		433,661	3.93%
Tax equivalent adjustment		(12,599)			(11,960)
Net interest income		$412,106			$421,701

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense for the first nine months of 2012 as compared to the same period in 2011 due to changes in average balances (volume) and changes in rates:

	2012 vs. 2011 Increase (decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$2,234	$(23,190)	$(20,956)
Taxable investment securities	6,229	(15,008)	(8,779)
Tax-exempt investment securities	(2,084)	(12)	(2,096)
Equity securities	(343)	346	3
Loans held for sale	395	(265)	130
Other interest-earning assets	(32)	(60)	(92)
Total interest income	$6,399	$(38,189)	$(31,790)
Interest expense on:
Demand deposits	$249	$(1,186)	$(937)
Savings deposits	27	(4,456)	(4,429)
Time deposits	(6,191)	(8,347)	(14,538)
Short-term borrowings	302	37	339
FHLB advances and long-term debt	(3,485)	216	(3,269)
Total interest expense	$(9,098)	$(13,736)	$(22,834)
A 36 basis point, or 7.4%, decrease in average yields on interest-earning assets resulted in a $38.2 million decrease in FTE interest income, which was partially offset by a $6.4 million increase in FTE interest income caused by a $217.0 million, or 1.5%, increase in average interest-earning assets.
Average investments increased $170.6 million, or 6.4%, primarily due to purchases of mortgage-backed securities and collateralized mortgage obligations during the first quarter of 2012.
The average yield on investment securities decreased 75 basis points, or 18.9%, from 3.96% in 2011 to 3.21% in 2012, as the reinvestment of cash flows and purchases of taxable investment securities were at yields that were lower than the overall portfolio yield. An increase in net premium amortization of $5.4 million, or 209.4%, due to higher prepayments on mortgage-backed securities and collateralized mortgage obligations also contributed 24 basis points to the decrease in average investment yields and 5 basis points to the decrease in net interest margin.
Average loans, by type, are summarized in the following table:

	Nine months ended September 30		Increase (decrease)
	2012	2011	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$4,618,389	$4,425,867	$192,522	4.3%
Commercial – industrial, financial and agricultural	3,548,332	3,696,101	(147,769)	(4.0)
Real estate – home equity	1,602,812	1,626,937	(24,125)	(1.5)
Real estate – residential mortgage	1,172,732	1,026,367	146,365	14.3
Real estate – construction	629,170	719,812	(90,642)	(12.6)
Consumer	307,619	334,565	(26,946)	(8.1)
Leasing and other	75,776	67,562	8,214	12.2
Total	$11,954,830	$11,897,211	$57,619	0.5%
During the first nine months of 2012, the growth in commercial mortgages was due to increases in the Corporation's Pennsylvania ($140.5 million, or 6.0%), Maryland ($26.3 million, or 6.7%), Virginia ($14.6 million, or 4.3%) and Delaware ($12.1 million, or 9.2%) markets.

The $147.8 million, or 4.0%, decrease in commercial loans was in the Corporation's Virginia ($69.1 million, or 27.5%), New Jersey ($48.0 million, or 8.6%) and Maryland ($30.5 million, or 9.0%) markets.
The $146.4 million, or 14.3%, increase in residential mortgages was due to a $155.1 million increase in fixed rate mortgages and a $16.4 million increase in adjustable rate mortgages, partially offset by a $25.1 million decline in nonaccrual mortgages. The increase in residential mortgages was largely due to the Corporation’s retention in portfolio of certain 10 and 15 year fixed rate mortgages and certain adjustable rate mortgages, originated primarily in the fourth quarter of 2011 and the first quarter of 2012.

The $90.6 million, or 12.6%, decrease in construction loans was throughout most of the Corporation's markets, led by decreases in Maryland ($41.1 million, or 32.3%), New Jersey ($28.9 million, or 24.5%) and Virginia ($25.9 million, or 16.8%), offset by a slight increase in the Pennsylvania ($6.1 million, or 2.0%) market.
The average yield on loans decreased 26 basis points, or 5.1%, from 5.12% in 2011 to 4.86% in 2012. The decrease in the average yield on loans was attributable to repayments of higher-yielding loans and declining average rates on fixed and adjustable rate loans which, unlike floating rate loans, have a lagged repricing effect.
Interest expense decreased $22.8 million, or 22.2%, to $79.8 million in the first nine months of 2012 from $102.7 million in the first nine months of 2011. Interest expense decreased $13.7 million as a result of a 24 basis point, or 20.3%, decrease in the average cost of interest-bearing liabilities. Interest expense decreased an additional $9.1 million as a result of a $251.7 million, or 2.2%, decline in average interest-bearing liabilities.
The following table summarizes the changes in average deposits, by type:

	Nine months ended September 30		Increase (decrease)
	2012	2011	$	%
	(dollars in thousands)
Noninterest-bearing demand	$2,690,668	$2,356,735	$333,933	14.2%
Interest-bearing demand	2,519,454	2,366,944	152,510	6.4
Savings	3,332,704	3,323,050	9,654	0.3
Total demand and savings	8,542,826	8,046,729	496,097	6.2
Time deposits	3,799,774	4,368,831	(569,057)	(13.0)
Total deposits	$12,342,600	$12,415,560	$(72,960)	(0.6)%
The $496.1 million, or 6.2%, increase in total demand and savings account balances was primarily due to a $285.0 million, or 11.2%, increase in business account balances, a $162.6 million, or 4.2%, increase in personal account balances and a $49.1 million, or 3.2%, increase in municipal account balances.

The decrease in time deposits was almost entirely due to customer certificates of deposit, which decreased $564.3 million, or 12.9%, with the remaining $4.7 million decrease in brokered certificates of deposit. The decrease in customer certificates of deposit was in accounts with original maturity terms of less than three years ($546.8 million, or 17.1%) and jumbo certificates of deposits ($74.4 million, or 124.0%), partially offset by increases in longer-term certificates of deposit with original maturity terms of greater than three years. The decrease in customer certificates of deposit was due to customers not reinvesting maturing funds in certificates of deposit in the current low interest rate environment.
The average cost of interest-bearing deposits decreased 24 basis points, or 27.9%, from 0.86% in 2011 to 0.62% in 2012 due to a reduction in rates paid on interest-bearing demand and savings deposits and the repricing of time deposits to lower rates.

The following table summarizes changes in average short-term borrowings and long-term debt, by type:

	Nine months ended September 30		Increase (decrease)
	2012	2011	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$212,523	$212,449	$74	—%
Customer short-term promissory notes	142,896	177,639	(34,743)	(19.6)
Total short-term customer funding	355,419	390,088	(34,669)	(8.9)
Federal funds purchased and other	403,480	116,532	286,948	246.2
Total short-term borrowings	758,899	506,620	252,279	49.8
Long-term debt:
FHLB advances	570,391	653,696	(83,305)	(12.7)
Other long-term debt	369,957	383,741	(13,784)	(3.6)
Total long-term debt	940,348	1,037,437	(97,089)	(9.4)
Total	$1,699,247	$1,544,057	$155,190	10.1%

The $34.7 million, or 8.9%, decrease in short-term customer funding was primarily due to customers transferring funds from the cash management program to deposits due to the low interest rate environment. The $286.9 million increase in Federal funds purchased and other short-term borrowings was due to an increase in average investment securities and loans, combined with a decrease in average deposits and long-term debt. The $83.3 million, or 12.7%, decrease in FHLB advances was due to maturities, which were not replaced with new advances. The $13.8 million, or 3.6%, decrease in other long-term debt was due to the call of certain junior subordinated deferrable interest debentures during the first half of 2012 and the fourth quarter of 2011.

Provision for Loan Losses and Allowance for Credit Losses
The following table presents the activity in the allowance for credit losses:

	Nine months ended September 30
	2012	2011
	(dollars in thousands)
Loans, net of unearned income outstanding at end of period	$11,933,001	$11,895,655
Daily average balance of loans, net of unearned income	$11,954,830	$11,897,211
Balance of allowance for credit losses at beginning of period	$258,177	$275,498
Loans charged off:
Real estate – commercial mortgage	43,053	22,851
Commercial – industrial, financial and agricultural	29,157	43,582
Real estate – construction	25,377	29,897
Real estate – home equity	6,683	4,276
Real estate – residential mortgage	3,009	14,217
Consumer	1,790	2,606
Leasing and other	1,696	1,672
Total loans charged off	110,765	119,101
Recoveries of loans previously charged off:
Real estate – commercial mortgage	3,286	1,975
Commercial – industrial, financial and agricultural	3,046	2,089
Real estate – construction	2,643	1,237
Real estate – home equity	641	26
Real estate – residential mortgage	169	270
Consumer	833	1,033
Leasing and other	738	790
Total recoveries	11,356	7,420
Net loans charged off	99,409	111,681
Provision for credit losses	76,500	105,000
Balance of allowance for credit losses at end of period	$235,268	$268,817
Net charge-offs to average loans (annualized)	1.11%	1.25%
The provision for credit losses was $76.5 million for the first nine months of 2012, a decrease of $28.5 million, or 27.1%, from the same period in 2011. The decrease in the provision for credit losses was due to the continuing improvement in the Corporation’s credit quality metrics, including a reduction in the level of non-performing assets and overall delinquency.
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
Net charge-offs decreased $12.3 million, or 11.0%, to $99.4 million for the first nine months of 2012 compared to $111.7 million for the first nine months of 2011. Annualized net charge-offs to average loans decreased 14 basis points to 1.11% for the first nine months of 2012. The $12.3 million decrease in net charge-offs was primarily due to decreases in commercial loan net charge-offs ($15.4 million, or 37.1%), residential mortgage net charge-offs ($11.1 million, or 79.6%), and construction loan net charge-offs ($5.9 million, or 20.7%), partially offset by an increase in commercial mortgage net charge-offs ($18.9 million, or 90.5%).
Of the $99.4 million of net charge-offs recorded in the first nine months of 2012, 36.7% were in Pennsylvania, 36.5% were in New Jersey, 14.4% were in Virginia and 10.6% were in Maryland. During the first nine months of 2012, there were 13 individual charge-offs of $1.0 million or greater, totaling $28.4 million, of which $15.2 million were construction loans, $11.7 million were commercial mortgages and $1.5 million was a commercial loan.

Non-Interest Income
The following table presents the components of non-interest income:

	Nine months ended September 30		Increase (decrease)
	2012	2011	$	%
	(dollars in thousands)
Overdraft fees	$24,612	$23,988	$624	2.6%
Cash management fees	8,188	7,933	255	3.2
Other	13,060	10,880	2,180	20.0
Service charges on deposit accounts	45,860	42,801	3,059	7.1
Merchant fees	9,363	7,124	2,239	31.4
Foreign currency processing income	7,791	7,012	779	11.1
Debit card income	6,454	13,352	(6,898)	(51.7)
Letter of credit fees	3,792	3,833	(41)	(1.1)
Other	5,781	5,377	404	7.5
Other service charges and fees	33,181	36,698	(3,517)	(9.6)
Mortgage banking income	31,787	19,454	12,333	63.4
Investment management and trust services	28,628	27,756	872	3.1
Credit card income	6,012	5,200	812	15.6
Other	8,749	5,963	2,786	46.7
Total, excluding investment securities gains	154,217	137,872	16,345	11.9
Investment securities gains	2,831	1,507	1,324	87.9
Total	$157,048	$139,379	$17,669	12.7%
The $6.9 million, or 51.7%, decrease in debit card income was the result of new regulations, effective October 2011, that established maximum interchange fees that issuers could charge on debit card transactions, as required under the Dodd-Frank Act.
During 2011, changes to pricing structures were made to mitigate the negative effect of the reduction in debit card interchange fees. These fee changes had a positive impact on cash management fees ($255,000, or 3.2%, increase), other service charges on deposit accounts ($2.2 million, or 20.0%, increase) and merchant fees ($2.2 million, or 31.4%, increase). Also contributing to the increase in other service charges on deposit accounts was an increase in the number of accounts, while higher transaction volumes also contributed to the the growth in merchant fees.
Foreign currency processing income increased $779,000, or 11.1%, due primarily to an increase in net fair value gains on foreign exchange contracts.
Mortgage banking income increased $12.3 million, or 63.4%. Gains on sales of mortgage loans increased $16.9 million, or 102.8%, due to a $742.5 million, or 61.3%, increase in new loan commitments and a 25.7% increase in pricing spreads during 2012. The increase in new loan commitments was largely driven by an increase in refinancing volume resulting from historically low interest rates. The increase in gains on sales of mortgage loans was partially offset by a $3.3 million increase in mortgage servicing rights amortization due to prepayments of serviced loans and a $2.1 million impairment charge for MSRs recorded in the third quarter of 2012. The impairment charge was a result of an increase in forecasted mortgage prepayments, which caused a decline in fair value of the MSR portfolio.
The $812,000, or 15.6%, increase in credit card income was due to an increase in new card applications, an increase in the volume of transactions on previously issued cards and an increase in average balances, which generate fees under a joint marketing agreement with an independent third-party issuer. The $2.8 million, or 46.7%, increase in other income was primarily due to gains on the sales of two branches and one operations facility and gains on investments in corporate owned life insurance.
Investment securities gains of $2.8 million for the first nine months of 2012 included $2.6 million of gains on the sales of equity securities and $328,000 of gains on the sales of debt securities, partially offset by $81,000 of other-than-temporary impairment charges for certain financial institution stocks and $19,000 of other-than-temporary impairment charges on pooled trust preferred securities. Investment securities gains of $1.5 million for the first nine months of 2011 included $3.6 million of gains on the sales of debt securities, partially offset by $575,000 of other-than-temporary impairment charges for certain financial institution stocks, $1.4 million of other-than-temporary impairment charges on pooled trust preferred securities and $292,000 of other-than-temporary impairment charges for auction rate securities. See Note D, “Investment Securities,” in the Notes to Consolidated Financial Statements for additional details.
Non-Interest Expense
The following table presents the components of non-interest expense:

	Nine months ended September 30		Increase (decrease)
	2012	2011	$	%
	(dollars in thousands)
Salaries and employee benefits	$182,612	$169,326	$13,286	7.8%
Net occupancy expense	33,301	33,030	271	0.8
Other outside services	11,782	5,256	6,526	124.2
Data processing	11,223	10,059	1,164	11.6
Equipment expense	10,370	9,541	829	8.7
FDIC insurance expense	9,052	11,750	(2,698)	(23.0)
Professional fees	8,294	9,198	(904)	(9.8)
OREO and repossession expense	7,847	4,801	3,046	63.4
Software	6,958	6,146	812	13.2
Operating risk loss	6,827	306	6,521	N/M
Marketing	5,703	6,622	(919)	(13.9)
Telecommunications	5,143	6,188	(1,045)	(16.9)
Supplies	3,625	4,053	(428)	(10.6)
Postage	3,515	3,999	(484)	(12.1)
Intangible amortization	2,318	3,303	(985)	(29.8)
Other	24,327	24,038	289	1.2
Total	$332,897	$307,616	$25,281	8.2%
N/M - Not meaningful.
Salaries and employee benefits increased $13.3 million, or 7.8%, with salaries increasing $9.3 million, or 6.5%, and employee benefits increasing $4.0 million, or 14.6%. The increase in salaries was due to normal merit increases, overtime and temporary employee expense to support residential lending and a $4.8 million increase in employee bonus and incentive compensation expense. The $4.0 million increase in employee benefits was primarily due to increases in healthcare costs and defined benefit plan expense.
Other outside services increased $6.5 million, or 124.2%, due primarily to a $4.8 million increase in consulting services related to compliance and risk management, an increase in employment agency fees and the outsourcing of certain functions. Data processing increased $1.2 million, or 11.6%, primarily due to increased transaction volumes. The $2.7 million, or 23.0%, decrease in FDIC insurance expense was mainly due to a change in the assessment base, which, effective April 1, 2011 was based on total average assets minus average tangible equity. Professional fees decreased $904,000, or 9.8%, due to decreased legal costs, in part due to lower expenses associated with collection and workout efforts for non-performing loans.
OREO and repossession expense increased $3.0 million, or 63.4%, mainly due to a $2.5 million increase in valuation provisions and a $978,000 decrease in net gains on sales. This expense category is expected to be volatile as the Corporation continues to work through its non-performing assets.
The $6.5 million increase in operating risk loss was largely due to estimated losses associated with previously sold residential mortgages. Provisions for such losses were $3.6 million in the first nine months of 2012, as compared to a $1.1 million credit in the first nine months of 2011. The charges in 2012 included $3.0 million related to a specific investor program with the FHLB and $679,000 related to alleged representations and warranties deficiencies. The remaining increase in operating risk loss resulted from an $810,000 increase in debit card fraud losses.
Marketing expense decreased $919,000, or 13.9%, due to the timing of certain promotional campaigns. Telecommunications expense decreased $1.0 million, or 16.9%, largely due to a renegotiated contract for data lines. The $985,000, or 29.8%, decrease in intangible amortization was primarily due to core deposit intangible assets, which are amortized on an accelerated basis.

Income Taxes
Income tax expense for the first nine months of 2012 was $40.2 million, a $1.2 million, or 3.0%, increase from $39.0 million in 2011. The increase was primarily due to the increase in income before income taxes, partially offset by a decline in the effective tax rate.
The Corporation’s effective tax rate was 25.1% in 2012, as compared to 26.2% in 2011. The effective rate is generally lower than the Federal statutory rate of 35% due to investments in tax-free municipal securities and credits earned from investments in partnerships that generate such credits under various federal programs. The decrease in the effective tax rate was largely due to non-taxable gains from investments in corporate owned life insurance and a net credit to state income tax expense that resulted from the settlement of certain tax positions with taxing authorities during 2012.

FINANCIAL CONDITION
Total assets were $16.3 billion at September 30, 2012, a decrease of $97.4 million, or 0.6%, in comparison to December 31, 2011.
Investment securities increased $110.2 million, or 4.1%, due to pre-purchases of mortgage-backed securities and collateralized mortgage obligation cash flows in early 2012 in anticipation of a continued low interest rate environment.
The following table presents ending balances of loans outstanding, net of unearned income:

	September 30,	December 31,	Increase (decrease)
	2012	2011	$	%
	(in thousands)
Real-estate – commercial mortgage	$4,632,509	$4,602,596	$29,913	0.6%
Commercial – industrial, financial and agricultural	3,507,846	3,639,368	(131,522)	(3.6)
Real-estate – home equity	1,603,456	1,624,562	(21,106)	(1.3)
Real-estate – residential mortgage	1,213,831	1,097,192	116,639	10.6
Real-estate – construction	597,358	615,445	(18,087)	(2.9)
Consumer	301,182	318,101	(16,919)	(5.3)
Leasing and other	76,819	71,706	5,113	7.1
Loans, net of unearned income	$11,933,001	$11,968,970	$(35,969)	(0.3)%
Approximately $5.2 billion, or 43.8%, of the Corporation’s loan portfolio was in commercial mortgage and construction loans at September 30, 2012. The Corporation did not have a significant concentration of credit risk with any single borrower, industry or geographical location.
The $131.5 million, or 3.6%, decrease in commercial loans was experienced throughout most of the Corporation’s markets, and included decreases in Pennsylvania ($50.6 million, or 2.0%), Virginia ($37.6 million, or 18.5%), Maryland ($31.8 million, or 9.7%) and New Jersey ($20.0 million, or 3.8%).
The $116.6 million, or 10.6%, increase in residential mortgages was due to a $128.7 million increase in fixed rate mortgages and a $17.4 million increase in adjustable rate mortgages, partially offset by a $29.5 million decline in nonaccrual mortgages. The increase in residential mortgages was due an increase in the Corporation's retention in portfolio of certain 10 and 15 year fixed rate mortgages and certain adjustable rate mortgages. During the third quarter of 2012, the Corporation began retaining all 10 year mortgages and up to approximately $15 million per month of 15 year mortgages in portfolio.
Other assets decreased $194.1 million, or 29.6%. As of December 31, 2011, the Corporation had $181.6 million of receivables outstanding related to investment security sales that had not settled at year-end. The Corporation had no such receivables outstanding as of September 30, 2012.

The following table presents ending deposits, by type:

	September 30,	December 31,	Increase (decrease)
	2012	2011	$	%
	(in thousands)
Noninterest-bearing demand	$2,903,591	$2,588,034	$315,557	12.2%
Interest-bearing demand	2,702,710	2,529,388	173,322	6.9%
Savings	3,416,011	3,394,367	21,644	0.6%
Total demand and savings	9,022,312	8,511,789	510,523	6.0%
Time deposits	3,578,998	4,013,950	(434,952)	(10.8)%
Total deposits	12,601,310	12,525,739	$75,571	0.6%
Deposits increased $75.6 million, or 0.6%, since December 31, 2011 due to an increase in demand and savings deposits of $510.5 million, or 6.0%, offset by a decrease in time deposits of $434.9 million, or 10.8%. Total demand and savings account balances increased $510.5 million, or 6.0%, due to a $207.1 million, or 12.6%, increase in municipal account balances, a $187.9 million, or 6.7%, increase in business account balances and a $102.9 million, or 2.6%, increase in personal account balances. The increase in municipal account balances was largely driven by a seasonal increase in these accounts as a result of tax collections, partially offset by a reduction in rates paid on these accounts and movement of balances to off-balance sheet cash reserve investment accounts. The $434.9 million decrease in time deposits was primarily due to a decline in customer certificates of deposit with original maturity terms of less than three years ($384.2 million, or 13.6%) and jumbo certificates of deposit ($52.0 million, or 26.2%).

Short-term borrowings decreased $110.1 million, or 18.4%, including an $83.2 million, or 32.8%, decrease in Federal funds purchased and a $26.9 million, or 7.8%, decrease in short-term customer funding. The decrease in Federal funds purchased was mainly a result of the increase in deposits. Long-term debt decreased $131.5 million, or 12.6%, as a result of FHLB advance maturities, which were not replaced with new long-term borrowings.
Capital Resources
Total shareholders’ equity increased $68.1 million, or 3.4%, during the first nine months of 2012. The increase was due to $119.6 million of net income and a $3.1 million increase in net unrealized holding gains on available for sale investment securities, partially offset by $44.0 million of dividends on common shares outstanding and a $20.4 million decrease related to the acquisition of treasury stock.
In June 2012, the Corporation announced that its board of directors approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to five million shares, or approximately 2.5% of its outstanding shares, through December 31, 2012. Repurchased shares will be added to treasury stock, at cost, and will be used for general corporate purposes. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time in the open market at prevailing prices. The program may be discontinued at any time. Approximately 2.1 million shares were repurchased during the three months ended September 30, 2012 under this program; approximately 2.9 million shares remain authorized for repurchase.
The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s consolidated financial statements. The regulations require that banks maintain minimum amounts and ratios of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I Capital to average assets (as defined). As of September 30, 2012, the Corporation and each of its bank subsidiaries met the minimum requirements. In addition, each of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered "well capitalized" as defined in the regulations.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements, where applicable:

	September 30, 2012	December 31, 2011	Regulatory Minimum Capital Adequacy
Total Capital (to Risk-Weighted Assets)	15.7%	15.2%	8.0%
Tier I Capital (to Risk-Weighted Assets)	13.4%	12.7%	4.0%
Tier I Capital (to Average Assets)	10.7%	10.3%	4.0%
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
In June 2012, U.S. Federal banking regulators released two notices of proposed rulemaking (NPR's) that would implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. A third NPR related to banks that are internationally active or that are subject to market risk rules is not applicable to the Corporation.
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
The second NPR, “Regulatory Capital Rules: Standardized Approach for Risk-weighted Assets; Market Discipline and Disclosure Requirement,” also would apply to all banking organizations. This NPR would revise and harmonize the rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses that have been identified over the past several years. Banks and regulators use risk weighting to assign different levels of risk to different classes of assets and off-balance sheet exposures - riskier items require higher capital cushions and less risky items require smaller capital cushions.
As of September 30, 2012, the Corporation believes its current capital levels would meet the fully-phased in minimum capital requirements, including capital conservation buffers, as proposed in the NPR's.
Liquidity
The Corporation must maintain a sufficient level of liquid assets to meet the cash needs of its customers who, as depositors, may want to withdraw funds or who, as borrowers, need credit availability. Liquidity is provided on a continuous basis through scheduled and unscheduled principal and interest payments on outstanding loans and investments and through the availability of deposits and borrowings. The Corporation also maintains secondary sources that provide liquidity on a secured and unsecured basis to meet short-term and long-term needs.

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

Each of the Corporation's subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of September 30, 2012, the Corporation had $539.2 million of short and long-term advances outstanding from the FHLB with an additional $806.5 million borrowing capacity under these facilities. Advances from the FHLB are secured by FHLB stock, qualifying residential mortgages, investments and other assets.

A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of September 30, 2012, the Corporation had $1.8 billion of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.
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
The Corporation’s sources and uses of funds were discussed in general terms in the net interest income section of Management’s Discussion. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during the first nine months of 2012 generated $193.8 million of cash, mainly due to net income, as adjusted for non-cash expenses, most notably the provision for credit losses, partially offset by a net increase in loans held for sale. Cash flows used in investing activities were $47.8 million, due mainly to proceeds from the maturities and sales of investment securities exceeding purchases of investment securities and the net increase in loans. Net cash used in financing activities was $221.4 million due to cash outflows from a decrease in time deposits, repayments of long-term debt, a net decrease in short-term borrowings, dividends paid on common shares and acquisitions of treasury stock exceeding a net increase in demand and saving deposits.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the exposure to economic loss that arises from changes in the values of certain financial instruments. The types of market risk exposures generally faced by financial institutions include interest rate risk, equity market price risk, debt security market price risk, foreign currency risk and commodity price risk. Due to the nature of its operations, only equity market price risk, debt security market price risk and interest rate risk are materially significant to the Corporation.
Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s equity investments consisted of $73.2 million of Federal Home Loan Bank (FHLB) and Federal Reserve Bank stock, $37.4 million of common stocks of publicly traded financial institutions, and $6.7 million of other equity investments. The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had a cost basis of approximately $34.0 million and fair value of $37.4 million at September 30, 2012. Gross unrealized gains in this portfolio were $4.5 million and gross unrealized losses were $1.1 million. Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the issuers. Periodic sale decisions are made based on this monitoring process. None of the Corporation’s equity securities are classified as trading. On July 31, 2012, the Corporation entered into an agreement with a private investor to immediately purchase $12.7 million of common stock of another financial institution and, contingent upon the Corporation receiving regulatory approval to own more than 5% of that financial institution, to purchase an additional $6.4 million of common stock of that financial institution. The Corporation acquired the common stock as a passive investment. As of September 30, 2012, the Corporation's total investment in the common stock of that financial institution had a cost basis of $13.8 million and a fair value of $14.8 million. This investment accounted for approximately 40% of the Corporation's investments in the common stocks of publicly traded financial institutions.  On that date, no other investment within the Corporation's financial institutions stock portfolio exceeded 5% of the portfolio's fair value. In October 2012, the Corporation received the required regulatory approval to purchase, and completed the purchase of, the additional $6.4 million of common stock of that financial institution. As a result of this additional investment, the Corporation owned, in the aggregate, approximately 7.2% of the outstanding shares of that financial institution.
Another source of equity market price risk is the investment in FHLB stock, which the Corporation is required to own in order to borrow funds from the FHLB. As of September 30, 2012, the Corporation’s investment in FHLB stock was $54.1 million. FHLBs obtain funding primarily through the issuance of consolidated obligations of the FHLB system. The U.S. government does not guarantee these obligations, and each of the FHLB banks is, generally, jointly and severally liable for repayment of each other’s debt. The financial stress experienced by the FHLB system appears to be easing and some of the regional banks within the FHLB system have resumed limited redemptions of capital stock. However, the Corporation's FHLB stock and its ability to obtain FHLB funds could be adversely impacted if the financial health of the FHLB system deteriorates.
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

Debt Security Market Price Risk
Debt security market price risk is the risk that changes in the values of debt securities, unrelated to interest rate changes, could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s debt security investments consist primarily of mortgage-backed securities and collateralized mortgage obligations, state and municipal securities, U.S. government sponsored agency securities, U.S. government debt securities, auction rate securities and corporate debt securities. All of the Corporation's investments in mortgage-backed securities and collateralized mortgage obligations have principal payments that are guaranteed by U.S. government sponsored agencies.
Municipal Securities
As of September 30, 2012, the Corporation had $308.0 million of securities issued by various municipalities in its investment portfolio. Ongoing uncertainty with respect to the financial viability of municipal insurers places much greater emphasis on the underlying strength of issuers. Continued pressure on local tax revenues of issuers could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the creditworthiness of the issuing municipality and then, to a lesser extent, on any underlying credit enhancement. As of September 30, 2012, approximately

95% of municipal securities were supported by the general obligation of corresponding municipalities. In addition, approximately 78% of these securities were school district issuances that were supported by the states of the issuing municipalities.
Auction Rate Certificates
As of September 30, 2012, the Corporation’s investments in student loan auction rate certificates (ARCs), had a cost basis of $188.4 million and a fair value of $160.1 million.
ARCs are long-term securities structured to allow their sale in periodic auctions, resulting in both the treatment of ARCs as short-term instruments in normal market conditions and fair values that could be derived based on periodic auction prices. However, beginning in 2008, auctions for these securities began to fail due to an insufficient number of buyers, resulting in an illiquid market. This illiquidity has resulted in recent market prices that represent forced liquidations or distressed sales and do not provide an accurate basis for fair value. Therefore, at September 30, 2012, the fair values of the ARCs were derived using significant unobservable inputs based on an expected cash flows model which produced fair values that were materially different from those that would be expected from settlement of these investments in the illiquid market that presently exists. The expected cash flows model, prepared by a third-party valuation expert, produced fair values which assumed a return to market liquidity sometime within the next five years. Expected cash flows models performed prior to June 30, 2012 assumed a return to market liquidity sometime within the next three years. Although there has been a material reduction in the Corporation's outstanding ARCs, a more protracted period of sporadic trust refinancing and periodic tenders of bonds is expected. The Corporation believes the that trusts underlying the ARCs will self-liquidate as student loans are repaid.
The credit quality of the underlying debt associated with ARCs is also a factor in the determination of their estimated fair value. As of September 30, 2012, approximately $148.9 million, or 93%, of the ARCs were rated above investment grade, with approximately $21 million, or 13%, AAA rated and $94 million, or 59%, AA rated. Approximately $11 million, or 7%, of ARCs were either not rated or rated below investment grade by at least one ratings agency. Of this amount, approximately $8 million, or 72%, of the student loans underlying these ARCs have principal payments which are guaranteed by the federal government. In total, approximately $156 million, or 98%, of the student loans underlying the ARCs have principal payments which are guaranteed by the federal government. As of September 30, 2012, all ARCs were current and making scheduled interest payments. During the three and nine months ended September 30, 2012, ARCs with a par value of $51.5 million and $56.1 million, respectively, were called at par value by their issuers.

Corporate Debt Securities
The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities and subordinated debt issued by financial institutions, as presented in the following table:

	September 30, 2012
	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$57,726	$50,426
Subordinated debt	44,262	48,037
Pooled trust preferred securities	5,601	5,141
Corporate debt securities issued by financial institutions	$107,589	$103,604

The fair values for pooled trust preferred securities and certain single-issuer trust preferred securities were based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers.

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $7.3 million at September 30, 2012. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities during the nine months ended September 30, 2012 or 2011. The Corporation held eight single-issuer trust preferred securities that were rated below investment grade by at least one ratings agency, with an amortized cost of $22.9 million and an estimated fair value of $21.6 million as of September 30, 2012. The majority of the single-issuer trust preferred securities rated below investment grade were rated BB or Ba. Single-issuer trust preferred securities with an amortized cost of $5.6 million and an estimated fair value of $4.1 million at September 30, 2012 were not rated by any ratings agency.
The Corporation holds ten pooled trust preferred securities. As of September 30, 2012, nine of these securities, with an amortized cost of $5.4 million and an estimated fair value of $5.0 million, were rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. For each of the nine pooled trust preferred securities rated below investment grade, the class of securities held by the Corporation was below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool.
The amortized cost of pooled trust preferred securities is the purchase price of the securities, net of cumulative credit related other-than-temporary impairment charges, determined using an expected cash flows model. The most significant input to the expected cash flows model was the expected payment deferral rate for each pooled trust preferred security. The Corporation evaluates the financial metrics, such as capital ratios and non-performing asset ratios, of the individual financial institution issuers that comprise each pooled trust preferred security to estimate its expected deferral rate. The actual weighted average cumulative defaults and deferrals as a percentage of original collateral were approximately 41.2% as of September 30, 2012.
During the three and nine months ended September 30, 2012, the Corporation recorded $19,000 of other-than-temporary impairment losses for pooled trust preferred securities. Additional impairment charges for debt securities issued by financial institutions may be necessary in the future depending upon the performance of the individual investments held by the Corporation.
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

The following table provides information about the Corporation’s interest rate sensitive financial instruments on September 30, 2012. The table presents expected cash flows and weighted average rates for each of the Corporation's significant interest rate sensitive financial instruments, by expected maturity period. None of the Corporation’s financial instruments are classified as trading. All dollar amounts are in thousands.

	Expected Maturity Period							Estimated
	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond	Total	Fair Value
Fixed rate loans (1)	$985,408	$441,273	$359,133	$279,453	$241,036	$416,351	$2,722,654	$2,753,721
Average rate	3.96%	5.47%	5.33%	5.30%	5.44%	5.24%	4.85%

Floating rate loans (1) (2)	2,170,465	1,376,262	1,141,061	971,745	1,290,283	2,248,051	9,197,867	9,119,883
Average rate	4.36%	4.43%	4.40%	4.39%	4.19%	4.63%	4.42%

Fixed rate investments (3)	652,709	446,636	280,418	235,072	167,444	598,519	2,380,798	2,458,803
Average rate	3.26%	3.33%	3.47%	3.38%	3.56%	3.39%	3.36%

Floating rate investments (3)	—	—	188,481	4,921	4,921	52,324	250,647	214,017
Average rate	—%	—%	1.91%	1.11%	1.11%	2.82%	2.07%

Other interest-earning assets	287,782	—	—	—	—	—	287,782	287,782
Average rate	1.24%	—%	—%	—%	—%	—%	1.24%

Total	$4,096,364	$2,264,171	$1,969,093	$1,491,191	$1,703,684	$3,315,245	$14,839,748	$14,834,206
Average rate	3.87%	4.41%	4.20%	4.39%	4.30%	4.46%	4.23%

Fixed rate deposits (4)	$1,972,657	$615,253	$280,193	$97,733	$67,631	$34,870	$3,068,337	$3,101,291
Average rate	1.15%	1.42%	1.96%	0.20%	1.64%	1.98%	1.33%

Floating rate deposits (5)	4,764,030	726,113	484,349	344,717	236,798	73,375	6,629,382	6,629,382
Average rate	0.20%	0.14%	0.12%	0.11%	0.11%	0.25%	0.18%

Fixed rate borrowings (6)	3,987	6,056	151,172	532	571,429	158,698	891,874	866,440
Average rate	1.78%	5.50%	4.57%	4.54%	4.48%	6.23%	4.80%

Floating rate borrowings (7)	487,224	—	—	—	—	16,496	503,720	491,767
Average rate	0.13%	—%	—%	—%	—%	2.59%	0.22%

Total	$7,227,898	$1,347,422	$915,714	$442,982	$875,858	$283,439	$11,093,313	$11,088,880
Average rate	0.45%	0.75%	1.42%	0.53%	3.08%	3.95%	0.87%

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments. Excludes $12.5 million of overdraft deposit balances.

(2)	Line of credit amounts are based on historical cash flow assumptions, with an average life of approximately 5 years.

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
Included within the $9.2 billion of floating rate loans above are $3.9 billion of loans, or 42.7% of the total, that float with the prime interest rate, $1.4 billion, or 15.5%, of loans that float with other interest rates, primarily LIBOR, and $3.9 billion, or 41.8%, of adjustable rate loans. The $3.9 billion of adjustable rate loans include loans that are fixed rate instruments for a certain period of time, and then convert to floating rates.

The following table presents the percentage of adjustable rate loans, at June 30, 2012, stratified by the period until their next repricing:

Percent of Total Adjustable Rate Loans
One year	33.6%
Two years	19.7
Three years	15.4
Four years	14.7
Five years	10.8
Greater than five years	5.8
As of September 30, 2012, approximately $5.7 billion of loans had interest rate floors, with approximately $3.3 billion priced at their interest rate floor. Of this total, approximately $2.5 billion have repricing dates during the next twelve months. The weighted average interest rate increase that would be necessary for these loans to begin repricing to higher rates was approximately 0.71%.
The Corporation uses three complementary methods to measure and manage interest rate risk. They are static gap analysis, simulation of earnings and estimates of economic value of equity. Using these measurements in tandem provides a reasonably comprehensive summary of the magnitude of the Corporation's interest rate risk, level of risk as time evolves, and exposure to changes in interest rates.
Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into repricing periods. The sum of assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits having no contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans, mortgage-backed securities and collateralized mortgage obligations are based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative six-month ratio of rate sensitive assets to rate sensitive liabilities (RSA/RSL) to a range of 0.85 to 1.15. As of September 30, 2012, the cumulative six-month ratio of RSA/RSL was 1.15.
Simulation of net interest income is performed for the next twelve-month period. A variety of interest rate scenarios are used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of earnings is used primarily to measure the Corporation’s short-term earnings exposure to rate movements. The Corporation’s policy limits the potential exposure of net interest income to 10% of the base case net interest income for a 100 basis point shock in interest rates, 15% for a 200 basis point shock and 20% for a 300 basis point shock. A "shock" is an immediate upward or downward movement of interest rates across the yield curve. The shocks do not take into account changes in customer behavior that could result in changes to mix and/or volumes in the balance sheet, nor do they account for competitive pricing over the forward 12-month period.
The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock	Annual change in net interest income	% Change
+300 bp	+ $ 57.4 million	+11.0%
+200 bp	+ $ 34.5 million	+6.6
+100 bp	+ $ 11.9 million	+2.3
–100 bp (1)	– $ 20.5 million	–3.9

(1)
Because certain current short-term interest rates are at or below 1.00%, the 100 basis point downward shock assumes that corresponding interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis points downward shock.

Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. A policy limit of 10% of economic equity may be at risk for every 100 basis point shock movement in interest rates. As of September 30, 2012, the Corporation was within policy limits for every 100 basis point shock movement in interest rates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the Corporation's monthly repurchases of its common stock during the third quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 to July 31, 2012	610,534	$9.22	610,534	4,389,466
August 1, 2012 to August 31,2012	1,208,093	$9.78	1,208,093	3,181,373
September 1, 2012 to September 30, 2012	296,369	$9.82	296,369	2,885,004

On June 19, 2012, the Board of Directors approved a stock repurchase plan for the repurchase of up to 5.0 million shares through December 31, 2012. As of September 30, 2012, 2.1 million shares were repurchased under this plan and approximately 2.9 million shares remain authorized for repurchase. No stock repurchases were made outside the plan and all repurchases were made in accordance with the guidelines of Rule 10b-18 and in compliance with Regulation M.

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

FULTON FINANCIAL CORPORATION

Date:	November 9, 2012	/s/ R. Scott Smith, Jr.
R. Scott Smith, Jr.
Chairman and Chief Executive Officer

Date:	November 9, 2012	/s/ Charles J. Nugent
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

101
Financial statements from the Quarterly Report on Form 10-Q of Fulton Financial Corporation for the quarter ended September 30, 2012, filed on November 9, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Shareholders' in Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements - filed herewith.