Form 10-K
period 2012-12-31
FULTON FINANCIAL CORP
filed 2013-02-28
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012,
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based on the average bid and asked prices on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.0 billion. The number of shares of the registrant’s Common Stock outstanding on January 31, 2013 was 198,437,000.
Portions of the Definitive Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on April 29, 2013 are incorporated by reference in Part III.

PART I

Item 1. Business
General
Fulton Financial Corporation (the Corporation) was incorporated under the laws of Pennsylvania on February 8, 1982 and became a bank holding company through the acquisition of all of the outstanding stock of Fulton Bank on June 30, 1982. In 2000, the Corporation became a financial holding company as defined in the Gramm-Leach-Bliley Act (GLB Act), which allowed the Corporation to expand its financial services activities under its holding company structure (See "Competition" and "Supervision and Regulation"). The Corporation directly owns 100% of the common stock of six community banks and ten non-bank entities. As of December 31, 2012, the Corporation had approximately 3,570 full-time equivalent employees.
The common stock of Fulton Financial Corporation is listed for quotation on the Global Select Market of The NASDAQ Stock Market under the symbol FULT. The Corporation’s internet address is www.fult.com. Electronic copies of the Corporation’s 2012 Annual Report on Form 10-K are available free of charge by visiting "Investor Relations" at www.fult.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this Internet address. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC).
Bank and Financial Services Subsidiaries
The Corporation’s six subsidiary banks are located primarily in suburban or semi-rural geographical markets throughout a five-state region (Pennsylvania, Delaware, Maryland, New Jersey and Virginia). Each of these banking subsidiaries delivers financial services in a highly personalized, community-oriented style, and decisions are generally made by the local management team in each market. Where appropriate, operations are centralized through common platforms and back-office functions.
From time to time, in some markets and in certain circumstances, merging subsidiary banks allows the Corporation to leverage one bank’s stronger brand recognition over a larger market. It also enables the Corporation to create operating and marketing efficiencies and avoid direct competition among subsidiary banks. For example, in October 2011, the former Skylands Community Bank subsidiary consolidated with the former The Bank subsidiary to become Fulton Bank of New Jersey. In 2010, the former Delaware National Bank subsidiary consolidated into Fulton Bank, N.A.
The Corporation’s subsidiary banks are located in areas that are home to a wide range of manufacturing, distribution, health care and other service companies. The Corporation and its banks are not dependent upon one or a few customers or any one industry, and the loss of any single customer or a few customers would not have a material adverse impact on any of the subsidiary banks.
Each of the subsidiary banks offers a full range of consumer and commercial banking products and services in its local market area. Personal banking services include various checking account and savings deposit products, certificates of deposit and individual retirement accounts. The subsidiary banks offer a variety of consumer lending products to creditworthy customers in their market areas. Secured consumer loan products include home equity loans and lines of credit, which are underwritten based on loan-to-value limits specified in the Corporation's lending policy. Subsidiary banks also offer a variety of fixed and variable-rate products, including construction loans and jumbo loans. Residential mortgages are offered through Fulton Mortgage Company, which operates as a division of each subsidiary bank. Consumer loan products also include automobile loans, automobile and equipment leases, personal lines of credit and checking account overdraft protection.
Commercial banking services are provided to small and medium sized businesses (generally with sales of less than $100 million) in the subsidiary banks’ market areas. The maximum total lending commitment to an individual borrower was $39.0 million as of December 31, 2012, which is below the Corporation’s regulatory lending limit. Commercial lending options include commercial, financial, agricultural and real estate loans. Floating, adjustable and fixed rate loans are provided, with floating and adjustable rate loans generally tied to an index such as the Prime Rate or the London Interbank Offered Rate. The Corporation’s commercial lending policy encourages relationship banking and provides strict guidelines related to customer creditworthiness and collateral requirements. In addition, equipment leasing, letters of credit, cash management services and traditional deposit products are offered to commercial customers.
The Corporation also offers investment management, trust, brokerage, insurance and investment advisory services to consumer and commercial banking customers in the market areas serviced by the subsidiary banks.
The Corporation’s subsidiary banks deliver their products and services through traditional branch banking, with a network of full service branch offices. Electronic delivery channels include a network of automated teller machines, telephone banking, mobile banking and online banking. The variety of available delivery channels allows customers to access their account information and perform certain transactions, such as transferring funds and paying bills, at virtually any hour of the day.

The following table provides certain information for the Corporation’s banking subsidiaries as of December 31, 2012:

Subsidiary	Main Office Location	Total Assets	Total Deposits	Branches (1)
		(dollars in millions)
Fulton Bank, N.A.	Lancaster, PA	$9,194	$6,717	119
Fulton Bank of New Jersey	Mt. Laurel, NJ	3,335	2,746	71
The Columbia Bank	Columbia, MD	1,997	1,541	39
Lafayette Ambassador Bank	Bethlehem, PA	1,406	1,105	23
FNB Bank, N.A.	Danville, PA	360	289	8
Swineford National Bank	Middleburg, PA	299	251	7
				267

(1)	Remote service facilities (mainly stand-alone automated teller machines) are excluded. See additional information in "Item 2. Properties."
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
The Corporation owns 100% of the common stock of four non-bank subsidiaries which are not consolidated for financial reporting purposes. The following table provides information for these non-bank subsidiaries, whose sole assets consist of junior subordinated deferrable interest debentures issued by the Corporation, as of December 31, 2012 (dollars in thousands):

Subsidiary	State of Incorporation	Total Assets
Fulton Capital Trust I	Pennsylvania	$154,640
Columbia Bancorp Statutory Trust	Delaware	6,186
Columbia Bancorp Statutory Trust II	Delaware	4,124
Columbia Bancorp Statutory Trust III	Delaware	6,186

Competition
The banking and financial services industries are highly competitive. Within its geographical region, the Corporation’s subsidiaries face direct competition from other commercial banks, varying in size from local community banks to larger regional and national banks, credit unions and non-bank entities. With the growth in electronic commerce, the banks also face competition from financial institutions that do not have a physical presence in the Corporation’s geographical markets.
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

Market Share
Although there are many ways to assess the size and strength of banks, deposit market share continues to be an important industry statistic. This publicly available information is compiled as of June 30 of each year by the Federal Deposit Insurance Corporation (FDIC). The Corporation’s banks maintain branch offices in 53 counties across five states. In eight of these counties, the Corporation ranked in the top three in deposit market share (based on deposits as of June 30, 2012). The following table summarizes information about the counties in which the Corporation has branch offices and its market position in each county.

				No. of Financial Institutions		Deposit Market Share (June 30, 2012)
County	State	Population (2012 Est.)	Banking Subsidiary	Banks/ Thrifts	Credit Unions	Rank	%
Lancaster	PA	528,000	Fulton Bank, N.A.	18	11	2	24.3%
Berks	PA	414,000	Fulton Bank, N.A.	21	10	8	4.1%
Bucks	PA	628,000	Fulton Bank, N.A.	37	18	18	1.8%
Centre	PA	156,000	Fulton Bank, N.A.	17	4	15	1.6%
Chester	PA	510,000	Fulton Bank, N.A.	37	5	11	2.8%
Columbia	PA	68,000	FNB Bank, N.A.	6	—	5	4.5%
Cumberland	PA	241,000	Fulton Bank, N.A.	18	4	14	1.7%
Dauphin	PA	270,000	Fulton Bank, N.A.	17	9	7	4.0%
Delaware	PA	560,000	Fulton Bank, N.A.	38	13	29	0.2%
Lebanon	PA	135,000	Fulton Bank, N.A.	11	1	1	30.2%
Lehigh	PA	357,000	Lafayette Ambassador Bank	23	13	14	3.3%
Lycoming	PA	117,000	FNB Bank, N.A.	11	10	14	0.9%
Montgomery	PA	809,000	Fulton Bank, N.A.	47	16	25	0.5%
Montour	PA	18,000	FNB Bank, N.A.	5	3	2	27.7%
Northampton	PA	299,000	Lafayette Ambassador Bank	18	11	3	15.5%
Northumberland	PA	95,000	Swineford National Bank	18	3	15	1.6%
			FNB Bank, N.A.			7	4.7%
Schuylkill	PA	147,000	Fulton Bank, N.A.	18	3	9	3.9%
Snyder	PA	40,000	Swineford National Bank	8	—	2	28.0%
Union	PA	45,000	Swineford National Bank	8	1	6	6.9%
York	PA	439,000	Fulton Bank, N.A.	16	12	4	10.2%
New Castle	DE	546,000	Fulton Bank, N.A.	35	19	13	0.2%
Sussex	DE	204,000	Fulton Bank, N.A.	17	4	4	7.1%
Anne Arundel	MD	552,000	The Columbia Bank	32	7	29	0.2%
Baltimore	MD	815,000	The Columbia Bank	43	18	25	0.7%
Baltimore City	MD	617,000	The Columbia Bank	37	12	16	0.3%
Cecil	MD	102,000	The Columbia Bank	7	3	4	10.5%
Frederick	MD	241,000	The Columbia Bank	18	3	17	0.6%
Howard	MD	300,000	The Columbia Bank	19	3	4	10.1%
Montgomery	MD	1,011,000	The Columbia Bank	35	20	36	0.2%
Prince George’s	MD	880,000	The Columbia Bank	20	19	18	1.0%
Washington	MD	149,000	The Columbia Bank	12	3	2	19.2%
Atlantic	NJ	274,000	Fulton Bank of New Jersey	16	5	13	1.2%
Burlington	NJ	450,000	Fulton Bank of New Jersey	22	11	18	0.6%
Camden	NJ	513,000	Fulton Bank of New Jersey	21	6	12	2.2%
Cumberland	NJ	157,000	Fulton Bank of New Jersey	12	4	11	2.1%
Gloucester	NJ	290,000	Fulton Bank of New Jersey	23	5	2	13.5%

				No. of Financial Institutions		Deposit Market Share (June 30, 2012)
County	State	Population (2012 Est.)	Banking Subsidiary	Banks/ Thrifts	Credit Unions	Rank	%
Hunterdon	NJ	128,000	Fulton Bank of New Jersey	16	3	11	2.9%
Mercer	NJ	368,000	Fulton Bank of New Jersey	27	18	21	1.1%
Middlesex	NJ	819,000	Fulton Bank of New Jersey	46	24	33	0.3%
Monmouth	NJ	631,000	Fulton Bank of New Jersey	28	10	26	0.6%
Morris	NJ	498,000	Fulton Bank of New Jersey	33	9	16	1.1%
Ocean	NJ	582,000	Fulton Bank of New Jersey	23	5	18	0.6%
Salem	NJ	66,000	Fulton Bank of New Jersey	8	2	1	26.0%
Somerset	NJ	326,000	Fulton Bank of New Jersey	28	7	9	3.3%
Sussex	NJ	148,000	Fulton Bank of New Jersey	12	—	11	0.6%
Warren	NJ	108,000	Fulton Bank of New Jersey	13	2	4	10.1%
Chesapeake	VA	229,000	Fulton Bank, N.A.	14	7	11	1.7%
Fairfax	VA	1,118,000	Fulton Bank, N.A.	41	16	44	0.1%
Henrico	VA	315,000	Fulton Bank, N.A.	21	12	20	0.7%
Manassas	VA	41,000	Fulton Bank, N.A.	15	—	10	1.5%
Newport News	VA	180,000	Fulton Bank, N.A.	12	6	14	0.5%
Richmond City	VA	208,000	Fulton Bank, N.A.	17	8	15	0.2%
Virginia Beach	VA	447,000	Fulton Bank, N.A.	16	8	11	1.5%

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
Regulators – The Corporation is a registered financial holding company, and its subsidiary banks are depository institutions whose deposits are insured by the FDIC. The Corporation and its subsidiaries are subject to various regulations and examinations by regulatory authorities. The following table summarizes the charter types and primary regulators for each of the Corporation’s subsidiary banks:

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
Regulatory Reforms – The Dodd-Frank Act was enacted in July 2010 and resulted in significant financial regulatory reform. The Dodd-Frank Act also changed the responsibilities of the current federal banking regulators. Among other things, the Dodd-Frank Act created the Financial Stability Oversight Council, with oversight authority for monitoring and regulating systemic risk, and the Consumer Financial Protection Bureau (CPFB), which will have broad regulatory and enforcement powers over consumer financial products and services. The scope of the Dodd-Frank Act impacts many aspects of the financial services industry, and it requires the development and adoption of numerous regulations, many of which have not yet been issued. The effects of the Dodd-Frank Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them under the Dodd-Frank Act and the approaches taken in implementing regulations. Additional uncertainty regarding the effects of the Dodd-Frank Act exists due to court decisions and the potential for additional legislative changes to the Dodd-Frank Act. The Corporation is continuing to assess the potential impact of the Dodd-Frank Act.
The Dodd-Frank Act's provisions that have received the most public attention have generally been those which have, or will apply only to larger institutions with total consolidated assets of $50 billion or more. However, the Dodd-Frank Act contains numerous other provisions that affect all bank holding companies, including the Corporation.
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

•
Stress testing – In October 2012, the FRB issued final rules regarding company-run stress testing. The rules will require institutions with average total consolidated assets in excess of $10 billion, but less than $50 billion, to conduct an annual stress test in the manner specified, and using assumptions for baseline, adverse and severely adverse scenarios announced by the FRB. The stress test is designed to assess the potential impact of the various scenarios on the Corporation's earnings, capital levels and capital ratios over at least a nine-quarter time horizon. The Corporation's board of directors and its senior management will be required to consider the results of the stress test in the normal course of business, including as part of its capital planning process and the evaluation of the adequacy of its capital. As required, the Corporation will use data as of September 30, 2013 to conduct the stress test, using scenarios that are to be released in November 2013. Stress test results must be reported to the FRB in March 2014. Public disclosure of summary stress test results under the severely adverse scenario will begin in June 2015 for stress tests commencing in the fall of 2014. While the Corporation believes that both the quality and magnitude of its capital base are sufficient to support its current operations given its risk profile, the results of the stress testing process may lead the Corporation to retain additional capital or alter the mix of its capital components.

•
Qualified mortgages - As required by the Dodd-Frank Act, the CPFB issued a series of final rules in January 2013 related to mortgage loan origination and mortgage loan servicing. These final rules, most provisions of which became effective January 10, 2014, prohibit creditors, such as the Corporation and its subsidiaries, from extending mortgage loans without regard for the consumer's ability to repay and add restrictions and requirements to mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and compensation practices relating to mortgage loan origination. Compliance with these rules will likely increase the Corporation's overall regulatory compliance costs and may require changes to the underwriting practices of the Corporation's subsidiaries with respect to mortgage loans. Moreover, these rules may adversely affect the volume of mortgage loans that are underwritten by the Corporation's subsidiaries and may subject the Corporation and/or its subsidiaries to increased potential liability related to such residential loan origination activities.

•
Incentive compensation – As required by the Dodd-Frank Act, a joint interagency proposed regulation was issued in April 2011. The proposed rule would require the reporting of incentive-based compensation arrangements by a covered financial institution and prohibit incentive-based compensation arrangements at a covered financial institution that provides excessive compensation or that could expose the institution to inappropriate risks that could lead to material financial loss. The proposed rule, if adopted as currently proposed, could limit the manner in which the Corporation structures incentive compensation for its executives.

In addition to the above provisions, the Dodd-Frank Act also requires regulatory agencies to adopt the following other significant rules that, because of its business practices and size, are not likely to impact the Corporation, as follows:

•
CFPB – Effective July 21, 2011, the CFPB became responsible for administering and enforcing numerous federal consumer financial laws enumerated in the Dodd-Frank Act. The Dodd-Frank Act also provided that for banks with total assets of more than $10 billion, the CFPB would have exclusive or primary authority to examine those banks for, and enforce compliance with, the federal consumer financial laws. As of December 31, 2012, none of the Corporation's subsidiary banks had total assets of more than $10 billion, however, it's largest subsidiary bank, Fulton Bank, N. A., had $9.2 billion in assets as of December 31, 2012. The Corporation's subsidiary banks, however, remain subject to the review and supervision of other applicable regulatory authorities and such authorities may enforce compliance with regulations issued by the CFPB.

•
Comprehensive Capital Analysis and Review Rules (CCAR Rules) – In November 2011, the FRB adopted rules requiring bank holding companies with total consolidated assets of $50 billion or more to submit annual capital plans to the FRB. The payment of dividends and the repurchase of stock may only be permitted under capital plans approved by the FRB. Based on its current asset size of $16.5 billion, the Corporation is well below the $50 billion threshold which would require compliance with the proposed CCAR Rules. However, while these rules would not be applicable to the Corporation, regulators could evaluate whether proposed dividend payments or stock repurchases by the Corporation represent unsafe or unsound practices in the future.

•
Volcker Rule – As required by the Dodd-Frank Act, a joint interagency proposed regulation was issued in October 2011that prohibits a banking entity and nonbank financial company supervised by the FRB from engaging in proprietary trading or having certain ownership interests in, or relationships with, a hedge fund or private equity fund. The Corporation believes that it does not currently engage in the activities or have any interests or relationships, as defined in the proposed regulation, which are prohibited. However, the proposed regulation, if adopted, would place further compliance burdens on the Corporation to develop policies and procedures that ensure the Corporation, on an ongoing basis, does not engage in any activities or relationships which are prohibited.

Capital Requirements – There are a number of restrictions on financial and bank holding companies and FDIC-insured depository subsidiaries that are designed to minimize potential loss to depositors and the FDIC insurance funds. If an FDIC-insured depository subsidiary is "undercapitalized," the bank holding company is required to ensure (subject to certain limits) the subsidiary’s compliance with the terms of any capital restoration plan filed with its appropriate banking agency. Also, a bank holding company is required to serve as a source of financial strength to its depository institution subsidiaries and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the BHCA, the FRB has the authority to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of a depository institution subsidiary of the bank holding company.
Bank holding companies are required to comply with the FRB’s risk-based capital guidelines that require a minimum ratio of total capital to risk-weighted assets of 8.00%. At least half of the total capital is required to be Tier 1 capital. In addition to the risk-based capital guidelines, the FRB has adopted a minimum leverage capital ratio under which a bank holding company must maintain a level of Tier 1 capital to average total consolidated assets of at least 3.00% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4.00%. Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. Moreover, higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile. In all cases, bank holding companies should hold capital commensurate with the level and nature of the risks, including the volume and severity of problem loans, to which they are exposed.
The Basel Committee on Banking Supervision (Basel) is a committee of central banks and bank regulators from major industrialized countries that develops broad policy guidelines for use by each country’s regulators with the purpose of ensuring that financial institutions have adequate capital given the risk levels of assets and off-balance sheet financial instruments.

In December 2010, Basel released a framework for strengthening international capital and liquidity regulations, referred to as Basel III. Basel III includes defined minimum capital ratios, which must be met when implementation occurs. An additional "capital conservation buffer" will increase the minimum rates by 2.50%, when fully phased-in. Fully phased-in capital standards under Basel III will require banks to maintain more capital than the minimum levels required under current regulatory capital standards. As Basel III is only a framework, the specific changes in capital requirements are to be determined by each country's banking regulators.
In June 2012, U.S. Federal banking regulators released two notices of proposed rulemaking (NPRs) that would implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. A third NPR related to banks that are internationally active or that are subject to market risk rules is not applicable to the Corporation.
The first NPR, "Regulatory Capital Rules: Regulatory Capital, Implementation of Basel III, Minimum Regulatory Capital Ratios, Capital Adequacy, Transition Provisions, and Prompt Corrective Action," would come into effect on January 1, 2013 and the new minimum regulatory capital requirements would be fully phased in on January 1, 2019. However, the final rules have not yet been issued and are not yet applicable to the Corporation.
This NPR would apply to all depository institutions, bank holding companies with total consolidated assets of $500 million or more, and savings and loan holding companies (collectively, banking organizations). Consistent with the international Basel framework, this NPR would:

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
The second NPR, "Regulatory Capital Rules: Standardized Approach for Risk-weighted Assets; Market Discipline and Disclosure Requirements," also would apply to all banking organizations. This NPR would revise and harmonize the rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses that have been identified over the past several years. Banks and regulators use risk weighting to assign different levels of risk to different classes of assets and off-balance sheet exposures - riskier items require higher capital cushions and less risky items require smaller capital cushions. As proposed, this NPR would come into effect on January 1, 2015; however, final rules have not been issued.
As of December 31, 2012, the Corporation believes its current capital levels would meet the fully-phased in minimum capital requirements, including capital conservation buffers, as proposed in the NPRs.
The Basel III framework also includes new liquidity requirements which, when implemented by U.S. bank regulators, may require the Corporation to maintain increased levels of liquid assets or alter its strategies for liquidity management. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific ratios. One ratio, referred to as the Liquidity Coverage Ratio, or LCR, is designed to ensure that sufficient high quality liquid resources are available for a one month survival in case of a stress scenario. A second ratio, referred to as the Net Stable Funding Ratio (NSFR), is designed to promote resiliency over longer-term time horizons by creating additional incentives for banks to fund their activities with more stable sources of funding on an ongoing structural basis. These new liquidity standards are subject to further rulemaking and their terms may change before implementation. U.S. bank regulators have not proposed rules implementing the Basel III liquidity framework and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.
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
Liquidity must also be managed at the Fulton Financial Corporation Parent Company level. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from subsidiary banks to the Parent Company in the form of loans and dividends. Dividend limitations vary, depending on the subsidiary bank’s charter and whether or not it is a member of the Federal Reserve System. Generally, subsidiaries are prohibited from paying dividends when doing so would cause them to fall below the regulatory minimum capital levels. Additionally, limits may exist on paying dividends in excess of net income for specified periods. See Note K, "Regulatory Matters," in the Notes to Consolidated Financial Statements for additional information regarding regulatory capital and dividend and loan limitations.
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
In November 2009, the FDIC issued a ruling requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. As of December 31, 2012, the balance of prepaid FDIC assessments included in other assets on the Corporation’s consolidated balance sheet was $23.6 million.
On April 1, 2011, as required by the Dodd-Frank Act, the deposit insurance assessment base changed from total domestic deposits to average total assets, minus average tangible equity. In addition, the FDIC also created a two scorecard system, one for large depository institutions that have $10 billion or more in assets and another for highly complex institutions that have $50 billion or more in assets. As of December 31, 2012, none of the Corporation’s individual subsidiary banks had assets of $10 billion or more and would, therefore, not meet the classification of large depository institutions.
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
Failure to comply with the Patriot Act’s requirements could have serious legal, financial and reputational consequences. The Corporation has adopted policies, procedures and controls to address compliance with the Patriot Act and will continue to revise and update its policies, procedures and controls to reflect required changes.
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
Section 404 of Sarbanes-Oxley requires management to issue a report on the effectiveness of its internal controls over financial reporting. In addition, the Corporation’s independent registered public accountants are required to issue an opinion on the effectiveness of the Corporation’s internal control over financial reporting. These reports can be found in Item 8, "Financial Statements and Supplementary Data." Certifications of the Chief Executive Officer and the Chief Financial Officer as required by Sarbanes-Oxley and the resulting SEC rules can be found in the "Signatures" and "Exhibits" sections.

Executive Officers
As of December 31, 2012, the executive officers of the Corporation are as follows:

Name	Age	Office Held and Term of Office
R. Scott Smith, Jr.	65
Director of Fulton since 2001. Mr. Smith retired as Chairman of the Board and Chief Executive Officer of Fulton as of January 1, 2013. He served as Chairman of the Board and Chief Executive Officer from January 2006 to December 2012 and also served as a Director of Fulton Bank from 1993 to 2002. He has been a Director of The Federal Reserve Bank of Philadelphia from 2010 to present and a member of the Federal Advisory Council to the Federal Reserve Board, Washington, DC from 2008 to 2010. Mr. Smith was a Director of the American Bankers Association from 2006 to 2009, was employed by Fulton from 1978 to 2012 in various positions and worked in financial services since 1969.

E. Philip Wenger	55
Director of Fulton since 2009. Mr. Wenger was appointed Chairman of the Board, President and Chief Executive Officer of Fulton Financial Corporation on January 1, 2013. He previously served as President and Chief Operating Officer of Fulton Financial Corporation from 2008 to 2012, a Director of Fulton Bank from 2003 to 2009, Chairman of Fulton Bank from 2006 to 2009 and has been employed by Fulton in a number of positions since 1979.

Charles J. Nugent	64
Senior Executive Vice President and Chief Financial Officer of Fulton Financial Corporation since January 2001; and Executive Vice President and Chief Financial Officer of Fulton Financial Corporation from 1992 to 2001. Mr. Nugent has served as a director of the Federal Home Loan Bank of Pittsburgh since 2010.

Craig H. Hill	57
Senior Executive Vice President of Fulton Financial Corporation since January 2006 and Executive Vice President/Director of Human Resources from 1999 through 2005. Mr. Hill serves as the Corporation's Senior Human Resources Officer.

Craig A. Roda	56
Senior Executive Vice President of Community Banking of Fulton Financial Corporation since July 2011; and Chairman and Chief Executive Officer of Fulton Bank, N.A., since February 2009. Chief Executive Officer and President of Fulton Bank, N.A. from 2006 to 2009.

Philmer H. Rohrbaugh	60
Senior Executive Vice President and Chief Risk Officer, effective November 1, 2012. Managing partner of KPMG, LLP's Chicago office from 2009 to 2012. He originally joined KPMG in 2002 where he has held various management positions and also has more than 25 years of experience in various positions at Arthur Andersen. Mr. Rohrbaugh, who is a Certified Public Accountant, also serves on the Board of Directors of Burnham Holdings, Inc. and Ann & Robert H. Lurie's Children's Hospital of Chicago.

James E. Shreiner	63
Senior Executive Vice President of Administrative Services of Fulton Financial Corporation since January 2006; and Executive Vice President of Fulton Financial Corporation and Executive Vice President of Fulton Bank from 2000 to 2005.

Item 1A. Risk Factors
An investment in the Corporation's common stock involves certain risks, including, among others, the risks described below. In addition to the other information contained in this report, you should carefully consider the following risk factors.

While economic conditions have been improving, the Corporation continues to operate in a challenging business environment.

Since emerging from a recession during the second half of 2009, the U.S. economy has generally been improving; however, the pace of economic growth has been somewhat sluggish and uneven. There can be no assurance that this improvement will continue and certain sectors, such as real estate and manufacturing, remain weak and unemployment remains high. Some state and local governments and many businesses are still experiencing serious financial difficulty.

The current challenges affecting the Corporation, many of which are addressed in more detail below, include the following:

•
Low market interest rates, which have been projected by many to continue for some time, have pressured net interest margins as interest-earning assets, such as loans and investments, have been originated, acquired or repriced at lower rates. Banks are also reluctant to invest in longer-term assets at historically low interest rates;

•
Loan demand remains sluggish, as consumers continue to reduce debt levels and increase savings and many businesses are reluctant to expand their operations, and intense competition among lenders is contributing to downward pressure on loan yields. Confidence levels of both individuals and businesses in the economy appear to be improving, but their confidence remains fragile;

•
The time and expense associated with regulatory compliance and risk management efforts continues to increase. Thus, balancing the need to address regulatory expectations and to implement additional enterprise risk management practices against the need to effectively manage growth in non-interest expenses has become more challenging than it has been in the past;

•	Bank regulators are scrutinizing banks through longer and more extensive bank examinations in both the safety and soundness and the compliance areas;

•
The bank regulatory agencies have been challenged in implementing many of the regulations mandated by the Dodd-Frank Act on the timelines contemplated by such legislation, resulting in a lack of clear regulatory guidance to banks. The resulting uncertainty has caused banks to take a cautious approach to business initiatives and planning;

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

•
Some traditional sources of non-interest income for banks, such as interchange fees assessed on debit card transactions and fees for overdraft services, have become the subject of increased regulation;

•
Merger and acquisition activity in the banking industry has been restrained due to factors such as market volatility, lower market prices of the stock of potential buyers, lingering credit concerns, regulatory uncertainty and a disparity in price expectations between potential buyers and potential sellers. As a result, supplementing internal growth through acquisitions has been more difficult than in the past; and

•
Concerns about political and financial uncertainties, such as the European Union sovereign debt crisis and the potential impact of the inability of the U.S. federal government to effectively resolve the negotiations relating to the so-called "fiscal cliff," budget sequestration and debt ceiling, have caused uncertainty for financial markets globally.

Difficult conditions in the economy and the capital markets may materially adversely affect the Corporation's business and results of operations.

The Corporation's results of operations and financial condition are affected by conditions in the capital markets and the economy generally. The Corporation's financial performance is highly dependent upon the business environment in the markets where the Corporation operates and in the U.S. as a whole. The business environment impacts the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Corporation offers. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, high unemployment, natural disasters or a combination of these or other factors.

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

Approximately $5.2 billion, or 43.2%, of the Corporation's loan portfolio was in commercial mortgage and construction loans at December 31, 2012. The Corporation did not have a concentration of credit risk with any single borrower, industry or geographical location. However, the performance of real estate markets and the weak economic conditions in general may adversely impact the performance of these loans.

In 2012, the Corporation's provision for credit losses was $94.0 million. While the Corporation believes that its allowance for credit losses as of December 31, 2012 is sufficient to cover losses inherent in the loan portfolio on that date, the Corporation may be required to increase its provision for credit losses due to changes in the risk characteristics of the loan portfolio, thereby negatively impacting its results of operations.

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

•
Negative developments in the financial industry and the credit markets may subject the Corporation to additional regulation. The Corporation and its subsidiaries are subject to regulation and examinations by various regulatory authorities. Negative developments in the financial industry and the domestic and international credit markets, and the impact of legislation in response to those developments, may negatively impact the Corporation's operations and financial condition. The potential exists for new federal or state regulations regarding lending and funding practices, capital requirements, deposit insurance premiums, other bank-focused special assessments and liquidity standards. Bank regulatory agencies have been active in responding to concerns and trends identified in examinations, which may result in the issuance of formal enforcement orders, assessment of civil money penalties or informal restrictions on activities or proposed activities of regulated entities.

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

Net interest income is the most significant component of the Corporation's net income, accounting for approximately 72% of total revenues in 2012. The narrowing of interest rate spreads, the difference between interest rates earned on loans and investments and interest rates paid on deposits and borrowings, could adversely affect the Corporation's net interest income and financial condition. Regional and local economic conditions, as well as fiscal and monetary policies of the federal government, including those of the Federal Reserve Board, may affect prevailing interest rates. The Corporation cannot predict or control changes in interest rates.

Price fluctuations in securities markets, as well as other market events, such as a disruption in credit and other markets and the abnormal functioning of markets for securities, could have an impact on the Corporation's results of operations.

Price fluctuations in securities markets, as well as other market events, such as a disruption in credit and other markets and the abnormal functioning of markets for securities, could have an impact on the Corporation's results of operations. As described below, the Corporation's holdings of certain securities and the revenues the Corporation earns from its trust and investment management services business are particularly sensitive to those events:

•
Equity Investments. As of December 31, 2012, the Corporation's equity investments included common stocks of publicly traded financial institutions (totaling $44.2 million). The value of the securities in the Corporation's equity portfolio may be affected by a number of factors, including factors that impact the performance of the U.S. securities market in general and specific risks associated with the financial institution sector. General economic conditions and uncertainty surrounding the financial institution sector as a whole has impacted the value of these securities. Declines in bank stock values, in general, as well as deterioration in the performance of specific banks, could result in other-than-temporary impairment charges. The Corporation's holdings of publicly traded financial institutions include shares of a single financial institution which, as of December 31, 2012, had a fair value of $21.6 million. The Corporation's holdings of this financial institution constituted approximately 50% of the fair value of the Corporation's aggregate holdings of publicly traded financial institutions as of that date.

•
Corporate Debt Securities. As of December 31, 2012, the Corporation had $110.3 million of corporate debt securities issued by financial institutions. As with stocks of financial institutions, declines in the values of these securities, combined with adverse changes in the expected cash flows from these investments, could result in other-than-temporary impairment charges.

•
Municipal Securities. As of December 31, 2012, the Corporation had $315.5 million of municipal securities issued by various municipalities in its investment portfolio. Ongoing uncertainty with respect to the financial viability of municipal insurers places greater emphasis on the underlying strength of issuers. Increasing pressure on local tax revenues of issuers due to adverse economic conditions could also have a negative impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily on the underlying credit-worthiness of the issuing municipality and then, to a lesser extent, on the credit enhancement corresponding to the individual issuance. As of December 31, 2012, approximately 95% of municipal securities were supported by the general obligation of corresponding municipalities. In addition, approximately 79% of these securities were school district issuances that are supported by the general obligation of the corresponding municipalities as of December 31, 2012.

•
Auction Rate Securities. The investment management and trust services division of Fulton Bank, N.A., Fulton Financial Advisors, previously held student loan auction rate securities, also known as auction rate certificates (ARCs), for some of its customers' accounts. During 2008 and 2009, the Corporation purchased illiquid ARCs from customers of Fulton Financial Advisors. As of December 31, 2012 the Corporation had $149.3 million of investments in ARCs. ARCs are long-term securities that were structured to allow their sale in periodic auctions, resulting in both the treatment of ARCs as short-term instruments in normal market conditions and fair values that could be derived based on periodic auction prices. However, beginning, in 2008, market auctions for these securities began to fail due to an insufficient number of buyers, resulting in an illiquid market. This illiquidity has resulted in recent market prices that represent forced liquidations or distressed sales and do not provide an accurate basis for fair value. Therefore, as of December 31, 2012, the fair values of the ARCs were derived using significant unobservable inputs based on an expected cash flows model which produced fair values which were materially different from those that would be expected from settlement of these investments in the illiquid market that presently exists. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid.

•
Investment Management and Trust Services Revenue. The Corporation's investment management and trust services revenue can also be impacted by fluctuations in the securities markets. A portion of this revenue is based on the value of the underlying investment portfolios. If the values of those investment portfolios decrease, whether due to factors influencing U.S. securities markets, in general or otherwise, the Corporation's revenue could be negatively impacted. In addition, the Corporation's ability to sell its brokerage services is dependent, in part, upon consumers' level of confidence in securities markets.

The supervision and regulation to which the Corporation is subject is increasing and can be a competitive disadvantage.

The time, expense and internal and external resources associated with regulatory compliance continue to increase. Thus, balancing the need to address regulatory changes and effectively manage growth in non-interest expenses has become more challenging than it has been in the past.

The Corporation is a registered financial holding company, and its subsidiary banks are depository institutions whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC). The Corporation and its bank subsidiaries are extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole. In general, these laws and regulations establish: the eligible business activities for the Corporation; certain acquisition and merger restrictions; limitations on intercompany transactions such as loans and dividends; capital adequacy requirements; requirements for anti-money laundering programs; consumer lending and other compliance matters. While these statutes and regulations are generally designed to minimize potential loss to depositors and the FDIC insurance funds, they do not eliminate risk, and compliance with such statutes and regulations increases the Corporation's expense, requires management's attention and can be a disadvantage from a competitive standpoint with respect to non-regulated competitors and larger bank competitors.

Compliance with banking statutes and regulations is important to the Corporation's ability to engage in new activities and to consummate additional acquisitions. Bank regulators are scrutinizing banks through longer and more extensive bank examinations in both the safety and soundness and compliance areas. The results of such examinations could result in a delay in receiving required regulatory approvals for potential new activities and transactional matters. In the event that the Corporation's compliance record would be determined to be unsatisfactory, such approvals may not be able to be obtained. Federal and state banking regulators also possess broad powers to take supervisory actions, as they deem appropriate. These supervisory actions may result in higher capital requirements, higher deposit insurance premiums and limitations on the Corporation's operations and expansion activities that could have a material adverse effect on its business and profitability.

The federal government, the Federal Reserve Board and other governmental and regulatory bodies have taken, and may in the future take other actions, in response to the stress on the financial system. For example, the Federal Reserve Board recently announced its intention to maintain short-term interest rates near zero at least until certain unemployment and inflation targets are reached, which the Federal Reserve Board currently believes will not occur until at least mid-2015. Such actions, although intended to aid the financial markets, and continued volatility in the markets, could materially and adversely affect the Corporation's business, financial condition and results of operations, or the trading price of the Corporation's common stock.

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

On July 21, 2010, the President of the United States signed into law the Dodd-Frank Act. Among other things, the Dodd-Frank Act created the Financial Stability Oversight Council, with oversight authority for monitoring and regulating systemic risk, and the Consumer Financial Protection Bureau (CFPB), which has broad regulatory and enforcement powers over consumer financial products and services. The Dodd-Frank Act also changed the responsibilities of the current federal banking regulators, imposed additional corporate governance and disclosure requirements in areas such as executive compensation and proxy access, and limited or prohibited proprietary trading and hedge fund and private equity activities of banks.

The scope of the Dodd-Frank Act impacted many aspects of the financial services industry, and it requires the development and adoption of many regulations, a significant number of which have not yet been adopted or fully implemented. The effects of the Dodd-Frank Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them under the Dodd-Frank Act and the approaches taken in implementing regulations. Additional uncertainty regarding the effect of the Dodd-Frank Act exists due to court decisions and the potential for additional legislative changes to the Dodd-Frank Act. The Corporation, as well as the broader financial services industry, is continuing to assess the potential impact of the Dodd-Frank Act (and its possible impact on customers' behaviors) on its business and operations but, at this stage, the extent of the impact cannot be fully determined with any degree of certainty. However, the Corporation has been impacted, and will likely continue to be in the future, by the so-called Durbin Amendment to the Dodd-Frank Act, which reduced debit card interchange revenue of banks; and revised deposit insurance assessments. It also is likely to be impacted by the Dodd-Frank Act in the areas of corporate governance, capital requirements, risk management, stress testing and regulation under consumer protection laws.

The Dodd-Frank Act established the CFPB. Among other things, the CFPB was given rulemaking authority over most providers of consumer financial services in the U.S., examination and enforcement authority over the consumer operations of large banks, as well as interpretive authority with respect to numerous existing consumer financial services regulations. The CFPB began exercising these oversight authorities over the largest banks during 2011. Because this is an entirely new agency, the impact on the Corporation, including its retail banking and mortgage businesses, is largely uncertain. However, any new regulatory requirements, or modified interpretations of existing regulations, will affect the Corporation's consumer business practices and operations, potentially resulting in increased compliance costs. Furthermore, the CFPB represents an additional source of potential enforcement or litigation against the Corporation and, as an entirely new agency with a focus on consumer protection, the CFPB may have new or different enforcement or litigation strategies than those typically utilized by other regulatory agencies. Such actions could further increase the Corporation's costs.

The delay in the implementation of many of the regulations mandated by the Dodd-Frank Act on the timelines contemplated by such legislation has resulted in a lack of clear regulatory guidance to banks. The resulting uncertainty has caused banks to take a cautious approach to business initiatives and planning.

The Corporation may incur fines, penalties and other negative consequences from regulatory violations, including inadvertent or unintentional violations.

Virtually every aspect of the Corporation's operations is subject to extensive regulation and, in the current economic, political and regulatory climate, the Corporation and its bank subsidiaries are subject to heightened regulatory scrutiny, especially given the Corporation's size and complexity. The Corporation maintains a system of internal controls designed to achieve compliance with applicable laws and regulations for itself and its bank subsidiaries. Weaknesses in the design or effectiveness of this system, however, may expose the Corporation and its bank subsidiaries to fines and penalties for non-compliance, in some cases, even though the noncompliance was inadvertent or unintentional. Through the Corporation's compliance and internal audit functions, potential areas of regulatory non-compliance are evaluated and, if identified, are corrected with ongoing action plans developed, implemented and routinely monitored. In addition, through regular examinations, the Corporation's and its bank subsidiaries' primary bank regulators identify areas of regulatory non-compliance or weakness and require or suggest corrective actions, which are similarly corrected through ongoing corrective action plans which are developed, implemented and routinely monitored.

The failure of the Corporation to comply with applicable regulations, or the failure to develop, implement and comply with corrective action plans to address any identified areas of noncompliance, may result in the assessment of fines and penalties and the commencement of informal or formal regulatory enforcement actions against the Corporation or its bank subsidiaries. Other negative consequences also can result from such failures, including regulatory restrictions on the Corporation's activities, reputational damage (see below), restrictions on the ability of institutional investment managers to invest in the Corporation's securities and increases in the Corporation's costs of doing business. Increases in the Corporation's costs of doing business may include increased salaries and benefits expenses associated with hiring additional employees, incurring fees and expenses for outside services, such as consulting and legal advice, and costs associated with enhancing, or acquiring systems and technological infrastructure to strengthen the Corporation's regulatory compliance program. The occurrence of one or more of these events may have a material adverse effect on the Corporation's business, financial condition or results of operations.

Three of the Corporation's bank subsidiaries have been informed by their federal banking regulator that they may become subject to civil money penalties for certain alleged failures to comply with The Flood Disaster Protection Act, referred to as the Flood Act. Any such civil money penalties have yet to be finalized, but are subject to a statutory maximum of $135,000 per institution. Each such bank subsidiary, as well as the Corporation, has taken corrective actions, including enhancing policies and procedures related to compliance with the Flood Act, allocating additional resources to the compliance and internal audit functions and affected business units, and providing appropriate training of employees, and adopted a comprehensive action plan that will be administered by such banks and by the Corporation through its central regulatory compliance function. In the event the Corporation and the affected bank subsidiaries do not implement the corrective actions and comply with their actions plans, then the Corporation and such banks may be subject to further enforcement action. The terms of any such further enforcement action, or the failure to comply with same, may have a material adverse effect on the Corporation's business, financial condition or results of operations.

The heightened, industry-wide attention associated with the processing of residential mortgage foreclosures may adversely affect the Corporation's business.
As a result of the economic downturn which began in December, 2007, larger banks and mortgage servicing companies have been challenged with processing tens of thousands of foreclosures nationwide. In late 2010, the media began reporting on possible processing errors and documentation problems in mortgage foreclosures at several of the nation's largest banks and mortgage servicing businesses. It was reported that, in some foreclosures, the procedural steps (which often vary by state and in some cases by local jurisdictions within a state) required to complete a foreclosure had not been followed. As a result, there were questions concerning the validity of some foreclosures. Since 2010 the foreclosure procedures used by banks and servicing companies have continued to come under scrutiny by consumer advocates, attorneys representing borrowers, state Attorney Generals and banking regulators. In April 2011, federal banking regulators announced formal enforcement actions against 14 of the largest mortgage servicing firms related to deficiencies in their residential mortgage loan servicing and foreclosure processing practices. In January 2013, federal banking regulators announced that they had reached agreements in principle with 13 of those mortgage servicing firms to provide $9.3 billion in cash compensation and mortgage assistance to residential mortgage borrowers affected by deficiencies in their residential mortgage loan servicing and foreclosure processing practices.

As a financial institution, the Corporation offers a variety of residential mortgage loan products. A majority of the mortgage loans originated by the Corporation are made in the Corporation's five-state market. The Corporation also services loans owned by investors in accordance with the investors' guidelines. A small percentage of the Corporation's residential mortgage borrowers default on their mortgage loans. When this occurs, the Corporation attempts to resolve the default in a way that provides the greatest return to the Corporation or is in accordance with investor guidelines; typically, options are pursued that allow the borrower to remain the owner of their home. However, when these efforts are not successful, it becomes necessary for the Corporation to foreclose on the loan. The Corporation analyzes whether foreclosure is necessary on a case-by-case basis and the number of residential foreclosures undertaken by the Corporation is not substantial. The Corporation initiated approximately 325, 300 and 400 residential foreclosure actions during 2012, 2011 and 2010, respectively, for residential loans the Corporation owned or serviced for investors.

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

The Corporation is exposed to many types of operational risk.

The Corporation is exposed to many types of operational risk, including the risk of fraud by employees and outsiders, unsatisfactory performance by employees and vendors, clerical and record-keeping errors, and computer and telecommunications systems malfunctions. The Corporation's businesses are dependent on its ability to process a large number of increasingly complex transactions. If any of the Corporation's financial, accounting, compliance or other data processing controls or systems fail or have other significant shortcomings, the Corporation could be materially adversely affected. The Corporation is similarly dependent on its employees. The Corporation could be materially adversely affected if one of its employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Third parties with which the Corporation does business could also be sources of operational risk to it, including the possibilities of breakdowns or failures of such parties' systems or employees. Any of these occurrences could result in the Corporation's diminished ability to operate one or more of its businesses, financial loss, potential liability to customers, inability to secure insurance, reputational damage and regulatory intervention, which could materially adversely affect the Corporation.

The Corporation's framework for managing risks may not be effective in mitigating risk and loss to the Corporation.

The Corporation has historically considered its management of risks to be an important aspect of its operations. The Corporation's risk management framework seeks to mitigate risk and loss. The Corporation has established processes, procedures and controls intended to identify, measure, monitor, report and analyze the types of risk to which the Corporation is subject, including liquidity risk, credit risk, market risk, operational risk, compliance and regulatory risk, legal risk and reputational risk, among others. As with any risk management framework, however, there are inherent limitations to the Corporation's risk management strategies and controls, and there may exist, or develop in the future, risks that the Corporation has not anticipated or identified. If the Corporation's risk management framework proves to be ineffective, the Corporation could suffer unexpected losses and could be materially adversely affected.

The Corporation historically has followed a “super-community” banking strategy under which the Corporation has operated its subsidiary banks autonomously to maximize the advantage of community banking and service to its customers. This banking strategy challenges the Corporation's efforts to manage risk efficiently and effectively through a centralized risk management and compliance function. The evolving need for organization-wide risk management procedures may require changes in the Corporation's historical de-centralized operating approach.

Negative publicity could damage the Corporation's reputation.

Reputation risk, or the risk to the Corporation's earnings and capital from negative public opinion, is inherent in the Corporation's business. Negative public opinion could adversely affect the Corporation's ability to keep and attract customers and expose it to adverse legal and regulatory consequences. Negative public opinion could result from the Corporation's actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory, compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information and from actions taken by government regulators and community organizations in response to that conduct. Because the Corporation conducts the majority of its businesses under the "Fulton" brand, negative public opinion about one business could affect the Corporation's other businesses.

In addition to the reputation risk of the Corporation, the reputation of, and public confidence in, the banking industry appears to have suffered as a result of continuing criticisms of the industry by politicians and the media. In many cases, these criticisms have not differentiated community banking organizations, such as the Corporation, from larger, more diverse organizations that engaged in certain practices that many observers believe helped contribute to the recent difficulties in the financial markets and the economy generally.

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

The Corporation expects to complete its transition to a new core processing system during 2013. The core processing system is used to maintain customer and account records, reflect account transactions and activity, and support the Corporation's customer relationship management systems for substantially all of the Corporation's deposit and loan customers. The Corporation has assembled a team of officers and employees representing key business units and functional areas throughout the Corporation to plan and oversee the transition process. This team, working with the vendor for the core processing system and outside project management consultants, has developed a comprehensive work plan for completing the transition. The transition will be completed in several phases, with between one and three of the Corporation's six subsidiary banks being transitioned to the new system in each phase. Extensive pre-transition testing of, and employee training in, processing routines and new core processing system operation will be conducted before each of the Corporation's subsidiary banks are transitioned to the new core processing system. The phased approach is expected to facilitate pre-transition system testing and employee training, reduce the potential impact of any unanticipated events that may arise during the conversion and enable the Corporation to allocate sufficient resources to both transition-related tasks and routine processing and customer service activities.

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

The Corporation may be subject to disruptions or failures of the Corporation's financial, accounting, network and information processing systems arising from events that are wholly or partially beyond the Corporation's control, which may include, for example, computer viruses or electrical or telecommunications outages, denial of service attacks or hacking targeting the Corporation's network or information processing systems or the Corporation's websites, natural disasters, disease pandemics or other damage to property or physical assets or terrorist acts. The Corporation has developed a comprehensive emergency recovery program, which includes plans to maintain or resume operations in the event of an emergency, such as a power outage or disease pandemic, and contingency plans in the event that operations or systems cannot be resumed or restored. The emergency recovery program is periodically reviewed and updated, and components of the emergency recovery program are regularly tested and validated. The Corporation also reviews and evaluates the emergency recovery programs of vendors which provide certain third-party systems that the Corporation considers critical. Nevertheless, disruptions or failures affecting any of these systems may give rise to interruption in service to customers, damage to the Corporation's reputation and loss or liability to the Corporation.

Merger and acquisition activity in the banking industry has been restrained, and may continue to be restrained, by market factors. Regulatory factors could also be an impediment to growth through acquisitions.

The Corporation has historically supplemented its internal growth with strategic acquisitions of banks, branches and other financial services companies. However, merger and acquisition activity in the banking industry has been restrained in recent years due to factors such as market volatility, lower market prices of the stock of potential buyers, lingering credit concerns, increased regulatory scrutiny and a disparity in price expectations between potential buyers and potential sellers. As a result, supplementing internal growth through acquisitions has been more difficult.

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

Based on its annual goodwill impairment tests, the Corporation determined that no impairment charges were necessary in 2012, 2011, 2010, or 2009. During 2008, the Corporation recorded a $90.0 million goodwill impairment charge. As of December 31, 2012, the Corporation had $530.7 million of goodwill on its consolidated balance sheet. There can be no assurance that future evaluations of goodwill will not result in additional impairment charges.

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

In February 2011, as required under the Dodd-Frank Act, the FDIC issued a ruling pursuant to which the assessment base against which FDIC assessments for deposit insurance are made was changed. Instead of FDIC insurance assessments being based upon an insured bank's deposits, FDIC insurance assessments are now generally based on an insured bank's total average assets, minus average tangible equity. With this change, the Corporation's overall FDIC insurance cost has declined. However, a change in the risk categories applicable to the Corporation's bank subsidiaries, further adjustments to base assessment rates and any special assessments could have a material adverse effect on the Corporation. In addition, should one of the Corporation's subsidiary banks have assets above $10 billion for four consecutive quarters, a higher assessment could apply to that subsidiary for the purposes of calculating its FDIC insurance premium. The Corporation's largest subsidiary bank, Fulton Bank, N. A., had $9.2 billion in assets as of December 31, 2012. Based on current regulations, the Corporation has estimated that Fulton Bank, N. A., would pay approximately $1 million in additional annual FDIC insurance premiums if it were to reach the $10 billion threshold.

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

There is significant competition among commercial banks in the market areas served by the Corporation. In addition, as a result of the deregulation of the financial services industry, the Corporation also competes with other providers of financial services such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, commercial finance and leasing companies, the mutual funds industry, full service brokerage firms and discount brokerage firms, some of which are subject to less extensive regulations than the Corporation is with respect to the products and services they provide and have different cost structures. Some of the Corporation's competitors, including certain super-regional and national bank holding companies that have made acquisitions in its market area, have greater resources than the Corporation has and, as such, may have higher lending limits, lower cost of funds and may offer other services not offered by the Corporation.

The Corporation also experiences competition from a variety of institutions outside its market areas. Some of these institutions conduct business primarily over the Internet and may thus be able to realize certain cost savings and offer products and services at more favorable rates and with greater convenience to the customer.

Competition may adversely affect the rates the Corporation pays on deposits and charges on loans, thereby potentially adversely affecting the Corporation's profitability. The Corporation's profitability depends upon its continued ability to successfully compete in the market areas it serves. Further, intense competition among lenders is contributing to downward pressure on loan yields.

The Corporation's mortgage banking line of business is cyclical, and may present specific risks.

Demand for residential mortgage loans has historically tended to increase during periods when interest rates were declining, and to decrease during periods when interest rates were rising.

Residential mortgage lending activity affects the Corporation's results of operations in a number of ways. When the Corporation originates and then sells a residential mortgage loan to investors in the secondary market, the Corporation typically recognizes an immediate gain on the sale of the residential mortgage loan, and if the Corporation continues to provide loan servicing in connection with the sold residential mortgage loan, the Corporation realizes mortgage servicing income during the life of the loan. When the Corporation originates a residential mortgage loan and retains that residential mortgage loan in its loan portfolio, the Corporation recognizes interest income as the borrower makes periodic payments.

During 2012, long-term interest rates in general, and those for residential mortgage loans in particular, were at or near historic lows. This low level of interest rates contributed to a significant increase in the volume of residential mortgage loans originated by the Corporation, a significant increase in gains realized on the sale of some of those loans to investors in the secondary market, and significant growth in the Corporation's residential mortgage loans held in its loan portfolio during 2012. This level of growth is unlikely to be repeated in 2013.

The Corporation provides customary representations and warranties to investors in the secondary mortgage market. These representations and warranties specify that, among other things, the loans sold have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan or reimburse the investor for a credit loss incurred on a loan if it is determined that the representations and warranties have not been met. As of December 31, 2012 and 2011, the reserve for losses on residential mortgage loans sold was $6.0 million and $1.6 million, respectively.

The estimated fair value of mortgage servicing rights (MSRs) related to residential mortgage loans sold and serviced by the Corporation is recorded as an asset upon the sale of such loans. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are also evaluated for impairment. As interest rates decline, the rate of prepayment of residential mortgage loans typically increases, which can result in increased amortization of MSRs. The fair value of MSRs can decrease based on a number of factors, most notably an increase in prepayment speed projections. A reduction in the fair value of mortgage servicing rights is recorded as a valuation allowance and is recognized as a reduction in mortgage servicing income.

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

Capital planning has taken on more importance due to regulatory requirements and the proposed Basel III capital standards.

Consistent with current regulatory guidance, the Corporation prepares an internal capital plan, which is updated at least annually, and consults with the Federal Reserve in advance of undertaking any significant capital-related actions, such as declaring an increased cash dividend or approving a share repurchase program. Beginning in the fall of 2013 and annually thereafter, the Corporation, like other banking organizations with consolidated assets in excess of $10 billion, but less than $50 billion, will be required to conduct a stress test in the manner specified, and using assumptions for baseline, adverse and severely adverse scenarios announced by the Federal Reserve. The stress test is designed to assess the potential impact of the various scenarios on the Corporation's earnings, capital levels and capital ratios over at least a nine-quarter time horizon. The Corporation's board of directors and its senior management will be required to consider the results of the stress test in the normal course of business, including as part of its capital planning process and the evaluation of the adequacy of its capital. The Corporation will also be required to report the results of the annual stress test to the Federal Reserve, and beginning with the stress test conducted in the fall of 2014, publicly disclose a summary of the results of the stress test completed under the severely adverse scenario. While the Corporation believes that both the quality and magnitude of its capital base are sufficient to support its current operations given its risk profile, the results of the stress testing process may lead the Corporation to retain additional capital or alter the mix of its capital components. In addition, the implementation of certain regulations with regard to regulatory capital could disproportionately affect the Corporation's regulatory capital position relative to that of its competitors, including those who may not be subject to the same regulatory requirement, which could put further pressure on the price of the Corporation's common stock.

The federal banking regulatory agencies have proposed regulations implementing the Basel III capital standards. The Basel III proposals would change required levels of capital and how banks calculate their regulatory capital and revise and harmonize the rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses that have been identified over the past several years. The proposals would increase the minimum levels of required capital, narrow the definition of capital, and increase the risk weights for various asset classes.

Specifically, fully phased-in capital standards under Basel III would require banks to maintain more capital than the minimum levels required under current regulatory capital standards. The new requirements would (i) include a new minimum common equity tier 1 capital ratio of 4.5% of risk-weighted assets, (ii) raise the minimum tier 1 capital ratio from 4.0% to 6.0% of risk-weighted assets, (iii) retain the current minimum total capital ratio of 8.0% of risk-weighted assets and the minimum tier 1 leverage capital ratio at 4.0% of average assets and (iv) introduce a “capital conservation buffer” of 2.5% above the minimum risk-based capital requirements; the capital conservation buffer must be maintained to avoid restrictions on capital distributions and certain discretionary bonus payments.

The new minimum regulatory capital requirements would be fully phased in on January 1, 2019. However, the final rules have not yet been issued and are not yet applicable to the Corporation. As of December 31, 2012, the Corporation believes its current capital levels would meet the fully-phased in minimum capital requirements, including capital conservation buffers, as proposed in the Basel III capital standards.

Liquidity planning at both the holding company and the bank levels has become an area of increased regulatory emphasis.

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

The Basel III proposals, in addition to new capital standards, also include new liquidity requirements which, when implemented by U.S. bank regulators, may require the Corporation to maintain increased levels of liquid assets or alter its strategies for liquidity management.

Liquidity must also be managed at the parent company level. Banking regulators are paying close attention to liquidity at the holding company level, in addition to consolidated and bank liquidity levels. This focus has affected some institutions' ability to pay dividends and has required some institutions to establish borrowing facilities at the holding company level. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from subsidiary banks to the parent company in the form of loans and dividends. Generally, these limitations are based on the subsidiary banks' regulatory capital levels and their net income. The Corporation continues to monitor the liquidity and capital needs of the parent company and will implement appropriate strategies, as necessary, to remain adequately capitalized and to meet its cash needs.

The Corporation is a holding company and relies on dividends from its subsidiaries for substantially all of its revenue and its ability to make dividends, distributions and other payments.

The Corporation is a separate and distinct legal entity from its banking and nonbanking subsidiaries, and depends on the payment of dividends from its subsidiaries, principally its banking subsidiaries, for substantially all of its revenues. As a result, the Corporation's ability to make dividend payments on its common stock depends primarily on certain federal and state regulatory considerations and the receipt of dividends and other distributions from its subsidiaries. There are various regulatory and prudential supervisory restrictions, which may change from time to time, that impact the ability of its banking subsidiaries to pay dividends or make other payments to it. For additional information regarding the regulatory restrictions on the Corporation and its subsidiaries, see Item 1, "Business - Supervision and Regulation."

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

A downgrade in the credit ratings of the Corporation or its bank subsidiaries could have a material adverse impact on the Corporation.

Fitch, Inc. and Moody's Investors Service, Inc. continuously evaluate the Corporation and our subsidiaries, and their ratings of the Corporation and its subsidiary's long-term and short-term debt are based on a number of factors, including financial strength, as well as factors not entirely within its and its subsidiaries' control, such as conditions affecting the financial services industry generally. Moreover, Fitch and Moody's have indicated that they are evaluating the impact of the Dodd-Frank Act on the rating support assumptions currently included in their methodologies. In light of these reviews and the continued focus on the financial services industry generally, the Corporation and its subsidiaries may not be able to maintain their current respective ratings. Ratings downgrades by Fitch or Moody's could have a significant and immediate impact on the Corporation's funding and liquidity through cash obligations, reduced funding capacity and collateral triggers. A reduction in the Corporation's or its subsidiaries' credit ratings could also increase the Corporation's borrowing costs and limit its access to the capital markets.

Downgrades in the credit or financial strength ratings assigned to the counterparties with whom the Corporation transact, could create the perception that the Corporation's financial condition will be adversely impacted as a result of potential future defaults by such counterparties. Additionally, the Corporation could be adversely affected by a general, negative perception of financial institutions caused by the downgrade of other financial institutions. Accordingly, ratings downgrades for other financial institutions could affect the Corporation's market capitalization and could limit access to or increase its cost of capital.

Many aspects of the Corporation's operations are dependent upon the soundness of other financial institutions.

The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, execution of transactions or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we interact on a daily basis, and therefore could adversely affect the Corporation.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table summarizes the Corporation’s full-service branch properties, by subsidiary bank, as of December 31, 2012. Remote service facilities (mainly stand-alone automated teller machines) are excluded.

Subsidiary Bank	Owned	Leased	Total Branches
Fulton Bank, N.A.	47	72	119
Fulton Bank of New Jersey	39	32	71
The Columbia Bank	9	30	39
Lafayette Ambassador Bank	5	18	23
FNB Bank, N.A.	6	2	8
Swineford National Bank	5	2	7
Total	111	156	267

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
As of December 31, 2012, the Corporation had 199.2 million shares of $2.50 par value common stock outstanding held by approximately 42,000 holders of record. The closing price per share of the Corporation’s common stock on December 31, 2012 was $9.61. The common stock of the Corporation is traded on the Global Select Market of The NASDAQ Stock Market under the symbol FULT.
The following table presents the quarterly high and low prices of the Corporation’s common stock and per common share cash dividends declared for each of the quarterly periods in 2012 and 2011:

	Price Range		Per Common Share Dividend
	High	Low
2012
First Quarter	$10.80	$9.18	$0.07
Second Quarter	10.68	9.32	0.07
Third Quarter	10.72	8.75	0.08
Fourth Quarter	10.49	9.22	0.08
2011
First Quarter	$11.54	$9.81	$0.04
Second Quarter	11.91	10.17	0.05
Third Quarter	11.27	7.44	0.05
Fourth Quarter	10.24	7.18	0.06

Restrictions on the Payments of Dividends

The Corporation is a separate and distinct legal entity from its banking and nonbanking subsidiaries, and depends on the payment of dividends from its subsidiaries, principally its banking subsidiaries, for substantially all of its revenues. As a result, the Corporation's ability to make dividend payments on its common stock depends primarily on certain federal and state regulatory considerations and the receipt of dividends and other distributions from its subsidiaries. There are various regulatory and prudential supervisory restrictions, which may change from time to time, that impact the ability of its banking subsidiaries to pay dividends or make other payments to it. For additional information regarding the regulatory restrictions applicable to the Corporation and its subsidiaries, see Part I - Item 1, "Business - Supervision and Regulation," Part I - Item 1A, "Risk Factors - The Corporation is a holding company and relies on dividends from its subsidiaries for substantially all of its revenue and its ability to make dividends, distributions and other payments" and Part II - Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note K - Regulatory Matters" of this Report.

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about options outstanding under the Corporation’s 2004 Stock Option and Compensation Plan and the number of securities remaining available for future issuance under the Corporation's 2004 Stock Option and Compensation Plan, the 2011 Directors' Equity Participation Plan and the Employee Stock Purchase Plan as of December 31, 2012:

Plan Category	Equity compensation plans approved by security holders	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (1)
Equity compensation plans approved by security holders	6,076,121	$13.17	12,755,480
Equity compensation plans not approved by security holders	—	N/A	—
Total	6,076,121	$13.27	12,755,480

(1) Consists of 11,811,046 shares that may be awarded under the 2004 Stock Option and Compensation Plan, 468,907 shares that may be awarded under the 2011 Directors' Equity Participation Plan and 475,527 of shares that may be purchased under the Employee Stock Purchase Plan. Excludes accrued purchase rights under the Employee Stock Purchase Plan as of December 31, 2012 as the number of shares to be purchased is indeterminable until the time shares are issued.

Performance Graph
The graph below shows cumulative investment returns to shareholders based on the assumptions that (A) an investment of $100.00 was made on December 31, 2007, in each of the following: (i) Fulton Financial Corporation common stock; (ii) the stock of all U. S. companies traded on the NASDAQ Stock Market; (iii) the stock of all companies on the NASDAQ Bank Stock Index; (iv) the stock all companies on the Standard and Poor's 500 index (S&P 500); (v) common stock of the peer group approved by the Board of Directors on September 21, 2010 consisting of bank and financial holding companies located throughout the United States selected based on their asset size, loan distribution, revenue composition, geographic focus, business model, ownership and market capitalization and which were not a party to a merger agreement as of the end of the period and (B) all dividends were reinvested in such securities over the past five years. The graph is not indicative of future price performance.
In 2012, the Human Resources Committee of the Board of Directors made a decision to revise the comparable indices presented in the graph below. The revisions include the addition of the NASDAQ Bank Stock Index and the S&P 500 Index and the future exclusion of the complete NASDAQ Stock Market index and the Fulton Financial Peer Group index. However, the graph below includes all indices, including those that are being deleted. The reason for this revision in the Corporation's comparable indices is to provide a more transparent and generally accepted market comparison of the Corporation's stock, in the form of the NASDAQ Bank Stock Index, while also providing a better broad market stock performance index in the form of the S&P 500.

The graph below is furnished under this Part II, Item 5 of this Form 10-K and shall not be deemed to be "soliciting material" or to be "filed" with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

Fulton Financial Corporation
Total Return Performance

130
120
110
100
90
80
70
60
50
Index Value
2007
2008
2009
2010
2011
2012
Period Ending
Fulton Financial Corporation
NASDAQ Composite
FULT Peer Group
S&P 500
NASDAQ Bank Index

	Year Ending December 31
Index	2007	2008	2009	2010	2011	2012
Fulton Financial Corporation	100.00	90.36	83.39	100.08	96.93	97.84
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
Fulton Financial Peer Group	100.00	94.50	83.94	92.48	78.35	85.06
S&P 500	100.00	63.00	79.68	91.68	93.61	108.59
NASDAQ Bank Index	100.00	78.46	65.67	74.96	67.09	79.63
Issuer Purchases of Equity Securities
Not applicable.

Item 6. Selected Financial Data
5-YEAR CONSOLIDATED SUMMARY OF FINANCIAL RESULTS
(dollars in thousands, except per-share data)

	2012	2011	2010	2009	2008
SUMMARY OF OPERATIONS
Interest income	$647,496	$693,698	$745,373	$786,467	$867,494
Interest expense	103,168	133,538	186,627	265,513	343,346
Net interest income	544,328	560,160	558,746	520,954	524,148
Provision for credit losses	94,000	135,000	160,000	190,020	119,626
Investment securities gains (losses), net	3,026	4,561	701	1,079	(58,241)
Other income, excluding investment securities gains (losses)	207,383	183,166	181,619	172,856	157,549
Gains on sale of Global Exchange and credit card portfolio	6,215	—	—	—	13,910
Other expenses	449,506	416,476	408,325	415,537	408,787
Goodwill impairment	—	—	—	—	90,000
Income before income taxes	217,446	196,411	172,741	89,332	18,953
Income taxes	57,601	50,838	44,409	15,408	24,570
Net income (loss)	159,845	145,573	128,332	73,924	(5,617)
Preferred stock dividends and discount accretion	—	—	(16,303)	(20,169)	(463)
Net income (loss) available to common shareholders	$159,845	$145,573	$112,029	$53,755	$(6,080)
PER COMMON SHARE
Net income (loss) (basic)	$0.80	$0.73	$0.59	$0.31	$(0.03)
Net income (loss) (diluted)	0.80	0.73	0.59	0.31	(0.03)
Cash dividends	0.30	0.20	0.12	0.12	0.60
RATIOS
Return on average assets	0.98%	0.90%	0.78%	0.45%	(0.04)%
Return on average common shareholders’ equity	7.79	7.45	6.29	3.54	(0.38)
Return on average tangible common shareholders’ equity (1)	10.73	10.54	9.39	5.96	9.33
Net interest margin	3.76	3.90	3.80	3.52	3.70
Efficiency ratio	57.63	54.28	53.33	57.77	56.44
Dividend payout ratio	37.50	27.40	20.34	38.70	N/M
PERIOD-END BALANCES
Total assets	$16,528,153	$16,370,508	$16,275,254	$16,635,635	$16,185,106
Investment securities	2,794,017	2,679,967	2,861,484	3,267,086	2,724,841
Loans, net of unearned income	12,144,604	11,968,970	11,933,307	11,972,424	12,042,620
Deposits	12,473,091	12,525,739	12,388,581	12,097,914	10,551,916
Short-term borrowings	868,399	597,033	674,077	868,940	1,762,770
Federal Home Loan Bank (FHLB) advances and long-term debt	894,253	1,040,149	1,119,450	1,540,773	1,787,797
Shareholders’ equity	2,081,656	1,992,539	1,880,389	1,936,482	1,859,647
AVERAGE BALANCES
Total assets	$16,245,305	$16,102,581	$16,426,459	$16,480,673	$15,976,871
Investment securities	2,801,554	2,680,229	2,899,925	3,137,708	2,924,340
Loans, net of unearned income	11,966,347	11,904,529	11,958,435	11,975,899	11,595,243
Deposits	12,382,819	12,447,551	12,343,844	11,637,125	10,016,528
Short-term borrowings	690,883	495,791	587,602	1,043,279	2,336,526
FHLB advances and long-term debt	933,727	1,034,475	1,326,449	1,712,630	1,822,115
Shareholders’ equity	2,050,994	1,953,396	1,977,166	1,889,561	1,609,828

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

These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, some of which are beyond the Corporation's control and ability to predict, that could cause actual results to differ materially from those expressed in the forward-looking statements. The Corporation undertakes no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Many factors could affect future financial results including, without limitation:

•	the impact of adverse changes in the economy and real estate markets, including protracted periods of low-growth and sluggish loan demand;

•
the effect of market interest rates, particularly a continuing period of low market interest rates, and relative balances of rate-sensitive assets to rate-sensitive liabilities, on net interest margin and net interest income;

•	the effect of competition on rates of deposit and loan growth and net interest margin;

•
increases in non-performing assets, which may require the Corporation to increase the allowance for credit losses, charge-off loans and incur elevated collection and carrying costs related to such non-performing assets;

•	non-interest income growth, including the impact of potential regulatory changes;

•	investment securities gains and losses, including other-than-temporary declines in the value of securities which may result in charges to earnings;

•	the level of non-interest expenses, including salaries and employee benefits expenses, operating risk losses, amortization of intangible assets and goodwill impairment;

•	the impact of increased regulatory scrutiny of the banking industry;

•	the increasing time and expense associated with regulatory compliance and risk management;

•	the uncertainty and lack of clear regulatory guidance associated with the delay in implementing many of the regulations mandated by the Dodd-Frank Act;

•	capital and liquidity strategies, including the expected impact of the capital and liquidity requirements proposed by the Basel III standards;

•	operational risk, i.e. the risk of loss resulting from human error, inadequate or failed internal processes and systems, outsourcing arrangements, compliance and legal risk and external events;

•	acquisition and growth strategies, including the impact of a less robust merger and acquisition environment in the banking industry and increased regulatory scrutiny; and

•	the potential impact of the inability of the federal government to effectively address the so-called "fiscal cliff," budget sequestration and the federal debt ceiling.

OVERVIEW
Fulton Financial Corporation is a financial holding company comprised of six wholly owned banking subsidiaries which provide a full range of retail and commercial financial services in Pennsylvania, Delaware, Maryland, New Jersey and Virginia. The Corporation generates the majority of its revenue through net interest income, or the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and/or maintaining or increasing the net interest margin, which is net interest income (fully taxable-equivalent, or FTE) as a percentage of average interest-earning assets. The Corporation also generates revenue through fees earned on the various services and products offered to its customers and through gains on sales of assets, such as loans, investments, lines of business or properties. Offsetting these revenue sources are provisions for credit losses on loans, non-interest expenses and income taxes.

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	2012	2011
Net income (in thousands)	$159,845	$145,573
Diluted net income per common share	$0.80	$0.73
Return on average assets	0.98%	0.90%
Return on average common equity	7.79%	7.45%
Return on average tangible common equity	10.73%	10.54%
Net interest margin (1)	3.76%	3.90%
Efficiency ratio	57.63%	54.28%

(1)	Presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. See also the "Net Interest Income" section of Management’s Discussion.

Net income increased $14.3 million, or 9.8%, to $159.8 million in 2012. During 2012, the Corporation continued to focus on its relationship banking strategy, built upon a foundation of dedicated people and a commitment to superior customer service. This focus and general, albeit slow, economic improvement allowed the Corporation to make progress on its 2012 corporate objectives, which included the following:

•
Net Income Per Share Growth - Net income per share increased $0.07, or 9.6%, in comparison to 2011. This increase was driven largely by a decrease in the provision for credit losses and an increase in mortgage banking income due to higher volumes of residential mortgage loan sales and higher spreads earned on sales, partially offset by a decrease in net interest income and higher non-interest expenses.

•
Return on Average Assets Improvement - Return on average assets improves when net income increases at a higher rate than average assets. In 2012, return on average assets increased eight basis points, or 8.9%, in comparison to 2011, due to the 9.6% increase in net income, which exceeded a 0.9% increase in average assets. Average asset growth included a 4.5% increase in investment securities and a 0.5% increase in loans.

•
Net Interest Margin Management - The Corporation's net interest margin decreased 14 basis points, or 3.6%, in comparison to 2011. Prior to 2012, the low interest rate environment had a positive effect on the Corporation's net interest margin as rates on interest-bearing liabilities decreased more quickly than yields on interest-earning assets, as the repricing of the loan portfolio lagged the repricing of deposits. Over time, as the low interest rate environment persisted, the downward repricing of interest bearing liabilities slowed as rates approached their implied floors. In 2012, the decrease in yields on interest-earning assets exceeded the decrease in rates in interest bearing liabilities, leading to net interest margin compression for the first time since 2009.

•
Asset Quality Improvement - Overall asset quality improved in 2012 with decreases in non-performing loans and overall delinquency levels resulting in a decrease in the provision for credit losses of $41.0 million, or 30.4%.

•
Prudent Capital Deployment - Total shareholders’ equity increased $89.1 million, or 4.5%, to $2.1 billion, or 12.6% of total assets, as of December 31, 2012. During 2012, the Corporation deployed capital for organic growth, increased its quarterly cash dividend and initiated a common stock repurchase program, resulting in the repurchase of 2.1 million outstanding shares of common stock through the expiration of the plan on December 31, 2012. In January 2013, the Corporation's board of directors approved a share repurchase program for the repurchase of up to eight million shares, or approximately 4.0% of its outstanding shares, through June 30, 2013.

•
Leverage Market Opportunities - During 2012, the Corporation added new retail and small business relationships, contributing to strong growth in demand and savings accounts. The Corporation also expanded its branch network through the addition of six new branches. If economic conditions continue to improve, the Corporation believes that it is well positioned for growth.

The challenges facing the Corporation in 2013 will include achieving quality earning asset growth, effectively managing the net interest margin and controlling the level of non-interest expenses in light of increased compliance and regulatory demands. The Corporation anticipates higher loan growth and further improvement in asset quality if the economy continues to expand and consumer and business confidence increases. The Corporation's primary focus in 2013 will be quality earning asset growth. In keeping with this focus, the Corporation's affiliate and departmental business plans will continue to place tactical priority not only on loan growth, which will be critical in mitigating the impact of net interest margin compression, but also on growth in savings and demand deposits and non-interest income growth.

CRITICAL ACCOUNTING POLICIES
The following is a summary of those accounting policies that the Corporation considers to be most important to the presentation of its financial condition and results of operations, as they require management’s most difficult judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain. For a more detailed description of the Corporation's accounting policies related to each of the critical accounting estimates below see Note A, "Summary of Significant Accounting Policies," in the Notes to the Consolidated Financial Statements.
Allowance for Credit Losses - The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet.
The Corporation’s allowance for credit losses includes: 1) specific allowances allocated to impaired loans evaluated for impairment under the Financial Accounting Standards Board's Accounting Standards Codification (FASB ASC) Section 310-10-35; and 2) allowances calculated for pools of loans evaluated for impairment under FASB ASC Subtopic 450-20.
Management's estimate of losses inherent in the loan portfolio is dependent on the proper application of its methodology for determining its allowance needs. The most critical judgments inherent in that methodology include:

•
The ability to identify potential problem loans in a timely manner. For commercial loans, commercial mortgages and construction loans to commercial borrowers, an internal risk rating process is used. Risk ratings are initially assigned to loans by loan officers and are reviewed on a regular basis by credit administration staff. The Corporation's loan review officers provide an independent assessment of risk rating accuracy. Ratings change based on the ongoing monitoring procedures performed by credit administration staff, or if specific loan review activities identify a deterioration or an improvement in the loan. While assigning risk ratings involves judgment, the risk rating process allows management to identify riskier credits in a timely manner and to properly allocate resources to managing troubled accounts.

The Corporation does not assign internal risk ratings for residential mortgages, home equity loans, consumer loans, installment loans and lease receivables and construction loans to individuals because these portfolios consist of a larger number of loans with smaller balances. Instead, these portfolios are evaluated for risk through the monitoring of delinquency status.

•
Proper collateral valuation of impaired loans evaluated for impairment under FASB ASC Section 310-10-35. Substantially all of the Corporation’s impaired loans with balances greater than $1.0 million are measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate, in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real property.

For loans secured by real estate, estimated fair values are determined primarily through certified third-party appraisals, discounted to arrive at expected sale prices, net of estimated selling costs. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including: the age of the most recent appraisal; the loan-to-value ratio based on the original appraisal; the condition of the property; the Corporation’s experience and knowledge of the market; the purpose of the loan; environmental factors; payment status; the strength of any guarantors; and the existence and age of other indications of value such as broker price opinions, among others. The Corporation generally obtains updated certified third-party appraisals for impaired loans secured predominately by real estate every 12 months.
When updated certified appraisals are not obtained for loans evaluated for impairment under FASB ASC Section 310-10-35 that are secured by real estate, fair values are estimated based on the original appraisal values, as long as the original appraisal indicated a very strong loan to value position and, in the opinion of the Corporation's internal loan evaluation staff, there has not been a significant deterioration in the collateral value since the original appraisal was performed. Original appraisals are typically used only when the estimated collateral value, as adjusted appropriately for age of appraisal, results in a current loan to value ratio that is lower than the Corporation's loan-to-value requirements for new loans, generally less than 70%.

•
Proper measurement of allowance needs for pools of loans measured for impairment under FASB ASC Subtopic 450-20. For loan loss allocation purposes, loans are segmented into pools with similar characteristics. These pools are by general loan type, or "portfolio segments," as presented in the table under the heading, "Loans, Net of Unearned Income," within Note D, "Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements. Certain portfolio segments are further disaggregated and evaluated collectively for impairment based on "class segments," which are largely based on the type of collateral underlying each loan. For commercial loans, class segments include loans secured by collateral and unsecured loans. Construction loan class segments include loans secured by commercial real estate, loans to commercial borrowers secured by residential real estate and loans to individuals secured by residential real estate. Consumer loan class segments are based on collateral types and include direct consumer installment loans and indirect automobile loans.

Commercial loans, commercial mortgages and certain construction loans are further segmented into separate pools based on internally assigned risk ratings. Residential mortgages, home equity loans, consumer loans, and lease receivables are further segmented into separate pools based on delinquency status.
A loss rate is calculated for each pool through a regression analysis based on historical losses as loans migrate through the various risk rating or delinquency categories. Estimated loss rates are based on a probability of default (PD) and a loss given default (LGD). The loss rate is adjusted to consider qualitative factors, such as economic conditions and trends.

•
Overall assessment of the risk profile of the loan portfolio. The allocation of the allowance for credit losses is reviewed to evaluate its appropriateness in relation to the overall risk profile of the loan portfolio. The Corporation considers risk factors such as: local and national economic conditions; trends in delinquencies and non-accrual loans; the diversity of borrower industry types; and the composition of the portfolio by loan type. An unallocated allowance is maintained for factors and conditions that exist at the balance sheet date, but are not specifically identifiable, and to recognize the inherent imprecision in estimating and measuring loss exposure.

For additional details related to the allowance for credit losses, see Note D, "Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements.
Goodwill - Goodwill recorded in connection with acquisitions is not amortized to expense, but is tested at least annually for impairment. A quantitative annual impairment test is not required if, based on a qualitative analysis, the Corporation determines that the existence of events and circumstances indicate that it is more likely than not that goodwill is not impaired. The Corporation completes its annual goodwill impairment test as of October 31st of each year. The Corporation tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units. A fair value is then determined for each reporting unit. If the fair values of the reporting units exceed their book values, no write-down of the recorded goodwill is necessary. If the fair values are less than the book values, an additional valuation procedure is necessary to assess the proper carrying value of the goodwill.
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
For additional details related to the annual goodwill impairment test, see Note F, "Goodwill and Intangible Assets," in the Notes to Consolidated Financial Statements.
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

The Corporation accounts for uncertain tax positions by applying a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Recognition and measurement of tax positions is based on management’s evaluations of relevant tax code and appropriate industry information about audit proceedings for comparable positions at other organizations. Virtually all of the Corporation’s unrecognized tax benefits are for positions that are taken on an annual basis on state tax returns. Increases to unrecognized tax benefits will occur as a result of accruing for the nonrecognition of the position for the current year. Decreases will occur as a result of the lapsing of the statute of limitations for the oldest outstanding year which includes the position or through settlements of positions with the tax authorities.
See also Note L, "Income Taxes," in the Notes to Consolidated Financial Statements.
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
The determination of fair value for assets categorized as Level 3 items involves a great deal of subjectivity due to the use of unobservable inputs. In addition, determining when a market is no longer active and placing little or no reliance on distressed market prices requires the use of management’s judgment. The Corporation's Level 3 assets include available for sale debt securities in the form of pooled trust preferred securities, certain single-issuer trust preferred securities issued by financial institutions and auction rate securities. The Corporation also categorizes impaired loans, net of allowance allocations, other real estate owned (OREO) and mortgage servicing rights as Level 3 assets measured at fair value on a non-recurring basis.
The Corporation engages third-party valuation experts to assist in valuing most available-for-sale investment securities measured at fair value on a recurring basis which are classified as Level 2 or Level 3 items. The pricing data and market quotes the Corporation obtains from outside sources are reviewed internally for reasonableness.
See Note R, "Fair Value Measurements," in the Notes to Consolidated Financial Statements for the disclosures required by FASB ASC Topic 820.
New Accounting Standard
In February 2013, the FASB issued ASC Update 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASC Update 2013-02 clarifies the requirements for the reporting of reclassifications out of accumulated other comprehensive income. For items reclassified out of accumulated other comprehensive income and into net income in their entirety, companies must disclose the effect of the reclassification on each affected statement of income line item. For all other reclassifications, companies must cross reference to other required accounting principles generally accepted in the United States (U.S. GAAP) disclosures. This standards update is effective for the first interim period beginning on or after December 15, 2012. For the Corporation, this standards update is effective in connection with its March 31, 2013 interim filing on Form 10-Q. The adoption of ASC Update 2013-02 will not materially impact the Corporation's financial statements.

RESULTS OF OPERATIONS
Net Interest Income
Net interest income is the most significant component of the Corporation’s net income. The Corporation manages the risk associated with changes in interest rates through the techniques described within Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."
The following table provides a comparative average balance sheet and net interest income analysis for 2012 compared to 2011 and 2010. Interest income and yields are presented on an FTE basis, using a 35% federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these tax-equivalent amounts.

	2012			2011			2010
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (2)	$11,966,347	$575,534	4.81%	$11,904,529	$605,671	5.09%	$11,958,435	$637,438	5.33%
Taxable investment securities (3)	2,401,343	67,349	2.80	2,223,376	80,184	3.61	2,403,206	96,237	4.00
Tax-exempt investment securities (3)	287,763	15,942	5.54	330,087	18,521	5.61	357,427	20,513	5.74
Equity securities (3)	112,448	3,291	2.93	126,766	3,078	2.43	139,292	3,103	2.23
Total investment securities	2,801,554	86,582	3.09	2,680,229	101,783	3.80	2,899,925	119,853	4.13
Loans held for sale	54,351	2,064	3.80	43,470	1,958	4.50	69,157	3,088	4.47
Other interest-earning assets	130,946	178	0.14	160,664	358	0.22	192,888	505	0.26
Total interest-earning assets	14,953,198	664,358	4.45	14,788,892	709,770	4.80	15,120,405	760,884	5.04
Noninterest-earning assets:
Cash and due from banks	234,880			274,527			268,615
Premises and equipment	219,236			207,081			204,316
Other assets (3)	1,088,151			1,108,359			1,114,678
Less: Allowance for loan losses	(250,160)			(276,278)			(281,555)
Total Assets	$16,245,305			$16,102,581			$16,426,459
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$2,560,831	$4,187	0.16%	$2,391,043	$5,312	0.22%	$2,099,026	$7,341	0.35%
Savings deposits	3,347,606	6,002	0.18	3,359,109	11,536	0.34	3,124,157	19,889	0.63
Time deposits	3,717,556	46,706	1.26	4,297,106	66,235	1.54	5,016,645	95,129	1.90
Total interest-bearing deposits	9,625,993	56,895	0.59	10,047,258	83,083	0.83	10,239,828	122,359	1.19
Short-term borrowings	690,883	1,068	0.15	495,791	746	0.15	587,602	1,455	0.25
Long-term debt	933,727	45,205	4.84	1,034,475	49,709	4.81	1,326,449	62,813	4.74
Total interest-bearing liabilities	11,250,603	103,168	0.92	11,577,524	133,538	1.15	12,153,879	186,627	1.54
Noninterest-bearing liabilities:
Demand deposits	2,756,826			2,400,293			2,104,016
Other	186,882			171,368			191,398
Total Liabilities	14,194,311			14,149,185			14,449,293
Shareholders’ equity	2,050,994			1,953,396			1,977,166
Total Liabilities and Shareholders' Equity	$16,245,305			$16,102,581			$16,426,459
Net interest income/net interest margin (FTE)		561,190	3.76%		576,232	3.90%		574,257	3.80%
Tax equivalent adjustment		(16,862)			(16,072)			(15,511)
Net interest income		$544,328			$560,160			$558,746

(1)Includes dividends earned on equity securities.
(2)Includes non-performing loans.
(3)Includes amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table sets forth a summary of changes in FTE interest income and expense resulting from changes in average balances (volumes) and changes in rates:

	2012 vs. 2011 Increase (decrease) due to change in			2011 vs. 2010 Increase (decrease) due to change in
	Volume	Rate	Net	Volume	Rate	Net
			(in thousands)
Interest income on:
Loans and leases	$3,130	$(33,267)	$(30,137)	$(2,861)	$(28,906)	$(31,767)
Taxable investment securities	6,040	(18,875)	(12,835)	(6,894)	(9,159)	(16,053)
Tax-exempt investment securities	(2,348)	(231)	(2,579)	(1,542)	(450)	(1,992)
Equity securities	(373)	586	213	(292)	267	(25)
Loans held for sale	443	(337)	106	(1,157)	27	(1,130)
Other interest-earning assets	(58)	(122)	(180)	(78)	(69)	(147)
Total interest-earning assets	$6,834	$(52,246)	$(45,412)	$(12,824)	$(38,290)	$(51,114)
Interest expense on:
Demand deposits	$356	$(1,481)	$(1,125)	$918	$(2,947)	$(2,029)
Savings deposits	(40)	(5,494)	(5,534)	1,332	(9,685)	(8,353)
Time deposits	(8,236)	(11,293)	(19,529)	(12,536)	(16,358)	(28,894)
Short-term borrowings	301	21	322	(202)	(507)	(709)
Long-term debt	(4,875)	371	(4,504)	(14,017)	913	(13,104)
Total interest-bearing liabilities	$(12,494)	$(17,876)	$(30,370)	$(24,505)	$(28,584)	$(53,089)

Note:
Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of the direct changes that are attributable to each component.

Comparison of 2012 to 2011
FTE net interest income decreased $15.0 million, or 2.6%, to $561.2 million in 2012. Net interest margin decreased 14 basis points, or 3.6%, from 3.90% in 2011 to 3.76% in 2012.
FTE interest income decreased $45.4 million, or 6.4%. A 35 basis point, or 7.3%, decrease in yields on interest-earning assets resulted in a $52.2 million decrease in interest income, while a $164.3 million, or 1.1%, increase in average interest-earning assets resulted in a $6.8 million increase in interest income.
The increase in average interest-earning assets was primarily due to a $121.3 million, or 4.5%, increase in average investments. The average yield on investment securities decreased 71 basis points, or 18.7%, from 3.80% in 2011 to 3.09% in 2012, as the reinvestment of cash flows and purchases of mortgage-backed securities and collateralized mortgage obligations were at yields that were lower than the overall portfolio yield. A $6.1 million, or 101.7%, increase in net premium amortization, due primarily to higher prepayments on mortgage-backed securities and collateralized mortgage obligations, contributed 21 basis points to the decrease in average investment yields and four basis points to the decrease in net interest margin.
Average loans increased $61.8 million, or 0.5%, due to a slight increase in demand for commercial mortgages and the Corporation's decision to retain certain residential mortgages in portfolio instead of selling them to investors.

The following table summarizes the changes in average loans by type:

			Increase (decrease)
	2012	2011	$	%
	(dollars in thousands)
Real estate - commercial mortgage	$4,619,587	$4,458,205	$161,382	3.6%
Commercial - industrial, financial and agricultural	3,551,056	3,681,321	(130,265)	(3.5)
Real estate - home equity	1,605,088	1,627,308	(22,220)	(1.4)
Real estate - residential mortgage	1,185,516	1,036,474	149,042	14.4
Real estate - construction	620,166	700,071	(79,905)	(11.4)
Consumer	307,154	332,613	(25,459)	(7.7)
Leasing and other	77,780	68,537	9,243	13.5
Total	$11,966,347	$11,904,529	$61,818	0.5%
The average yield on loans during 2012 of 4.81% represented a 28 basis point, or 5.5%, decrease in comparison to 2011, despite the average prime rate remaining at 3.25% for both 2012 and 2011. The decrease in average yields on loans was attributable to increased refinancing activity, repayments of higher-yielding loans and new loan production at rates lower than the overall portfolio yield.
Interest expense decreased $30.4 million, or 22.7%, to $103.2 million in 2012 from $133.5 million in 2011. Interest expense decreased $17.9 million due to a 23 basis point, or 20.0%, decrease in the average cost of total interest-bearing liabilities. Interest expense decreased an additional $12.5 million as a result of a $326.9 million, or 2.8%, decrease in average interest-bearing liabilities.
Average total deposits decreased $64.7 million, or 0.5%, due to a decrease in certificates of deposit being partially offset by an increase in core demand and savings accounts. The following table summarizes the changes in average deposits, by type:

			Increase (decrease)
	2012	2011	$	%
	(dollars in thousands)
Noninterest-bearing demand	$2,756,826	$2,400,293	$356,533	14.9%
Interest-bearing demand	2,560,831	2,391,043	169,788	7.1
Savings	3,347,606	3,359,109	(11,503)	(0.3)
Total demand and savings	8,665,263	8,150,445	514,818	6.3
Time deposits	3,717,556	4,297,106	(579,550)	(13.5)
Total deposits	$12,382,819	$12,447,551	$(64,732)	(0.5)%
The average cost of interest-bearing deposits decreased 24 basis points, or 28.9%, from 0.83% in 2011 to 0.59% in 2012 due primarily to the repricing of certificates of deposit to lower rates and, to a lesser degree, a reduction in average rates paid on interest-bearing demand and savings deposits. Excluding early redemptions, $3.0 billion of time deposits matured during 2012 at a weighted average rate of 0.96%, while $2.6 billion of time deposits were issued at a weighted average rate of 0.41%.
Average short-term borrowings increased $195.1 million, or 39.3%, due to an increase in Federal funds purchased. Average long-term debt decreased $100.7 million, or 9.7%, due to maturities of Federal Home Loan Bank (FHLB) advances, which were not replaced with new long-term borrowings.

The following table summarizes the changes in average borrowings, by type:

			Increase (Decrease)
	2012	2011	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$206,842	$208,144	$(1,302)	(0.6)%
Customer short-term promissory notes	138,632	174,624	(35,992)	(20.6)
Total short-term customer funding	345,474	382,768	(37,294)	(9.7)
Federal funds purchased	335,205	113,023	222,182	196.6
Other short-term borrowings	10,204	—	10,204	100.0
Total short-term borrowings	690,883	495,791	195,092	39.3
Long-term debt:
FHLB Advances	563,905	651,268	(87,363)	(13.4)
Other long-term debt	369,822	383,207	(13,385)	(3.5)
Total long-term debt	933,727	1,034,475	(100,748)	(9.7)
Total	$1,624,610	$1,530,266	$94,344	6.2%
The average cost of short-term borrowings was 0.15% in both 2012 and 2011, while the average cost of long-term debt increased slightly, to 4.84% in 2012 from 4.81% in 2011. In December 2012, the Corporation prepaid approximately $20 million of FHLB advances, with a weighted average interest rate of 4.38% and maturing in January 2017. The Corporation incurred a $3.0 million penalty in connection with prepaying these FHLB advances, recorded as a component of other non-interest expense. The 2013 interest expense savings from the prepayment of the FHLB advances is expected to be approximately $825,000, assuming replacement with overnight borrowings.

Comparison of 2011 to 2010
FTE net interest income increased $2.0 million, or 0.3%, to $576.2 million in 2011. Net interest margin increased 10 basis points, or 2.6%, from 3.80% in 2010 to 3.90% in 2011.
FTE interest income decreased $51.1 million, or 6.7%. A 24 basis point, or 4.8%, decrease in average rates resulted in a $38.3 million decrease in interest income, while a $331.5 million, or 2.2%, decrease in average interest-earning assets resulted in an additional $12.8 million decrease in interest income.
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
The average yield on loans during 2011 of 5.09% represented a 24 basis point, or 4.5%, decrease in comparison to 2010. The decrease in average yields on loans was attributable to repayments of higher-yielding loans and declining average rates on fixed and adjustable rate loans which, unlike floating rate loans, have a lagged repricing effect. In addition, approximately one-third of the floating rate portfolio was based on an index rate other than prime, such as the one-month London Interbank Offered Rate, or LIBOR, which decreased slightly, on average, from 2010 to 2011.
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
Average deposits increased $103.7 million, or 0.8%, due to increases in core demand and savings accounts being partially offset by a decrease in time deposits. The following table summarizes the changes in average deposits, by type:

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
Average short-term borrowings decreased $91.8 million, or 15.6%, primarily due to a decrease in short-term customer funding as customers transferred funds from the cash management program to deposits due to the low interest rate environment. Average long-term debt decreased $292.0 million, or 22.0%, due to maturities of FHLB advances, which were generally not replaced with new advances.The following table summarizes the decreases in average borrowings, by type:

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

Provision for Credit Losses
The provision for credit losses was $94.0 million for 2012, a decrease of $41.0 million, or 30.4%, in comparison to 2011. The provision for credit losses for 2011 decreased $25.0 million, or 15.6%, in comparison to 2010.
The provision for credit losses is recognized as an expense in the consolidated statements of income and is the amount necessary to adjust the allowance for credit losses to its appropriate balance, as determined through the Corporation's allowance methodology. The Corporation determines the appropriate level of the allowance for credit losses based on many quantitative and qualitative factors, including, but not limited to: the size and composition of the loan portfolio, changes in risk ratings, changes in collateral values, delinquency levels, historical losses and economic conditions. See further discussion of the Corporation's allowance methodology under the heading "Critical Accounting Policies." For details related to the Corporation's allowance and provision for credit losses, see the "Financial Condition" section of Management's Discussion under the heading "Allowance for Credit Losses."

Non-Interest Income and Expense
Comparison of 2012 to 2011
Non-Interest Income
The following table presents the components of non-interest income for the past two years:

			Increase (decrease)
	2012	2011	$	%
	(dollars in thousands)
Overdraft fees	$33,329	$32,062	$1,267	4.0%
Cash management fees	11,004	10,590	414	3.9
Other	17,169	15,426	1,743	11.3
Service charges on deposit accounts	61,502	58,078	3,424	5.9
Mortgage banking income	44,600	25,674	18,926	73.7
Merchant fees	12,472	10,126	2,346	23.2
Foreign currency processing income	10,431	9,400	1,031	11.0
Debit card income	8,716	15,535	(6,819)	(43.9)
Letter of credit fees	5,052	5,038	14	0.3
Other	7,674	7,383	291	3.9
Other service charges and fees	44,345	47,482	(3,137)	(6.6)
Investment management and trust services	38,239	36,483	1,756	4.8
Credit card income	7,944	7,004	940	13.4
Gain on sale of Global Exchange	6,215	—	6,215	100.0
Other income	10,753	8,445	2,308	27.3
Total, excluding investment securities gains	213,598	183,166	30,432	16.6
Investment securities gains	3,026	4,561	(1,535)	(33.7)
Total	$216,624	$187,727	$28,897	15.4%
The $1.3 million, or 4.0%, increase in overdraft fees was due to an increase in the per-item fee charged. Commercial account overdraft fees increased $634,000, or 7.3%, whiles fees on personal accounts increased $633,000, or 2.7%.
The $6.8 million, or 43.9%, decrease in debit card income was the result of new regulations, effective October 2011, that established maximum interchange fees that issuers could charge on debit card transactions, as required under the Dodd-Frank Act. During 2011, changes to various fee pricing structures were made to mitigate the negative effect of the reduction in debit card interchange fees. These fee changes had a positive impact on cash management fees ($414,000, or 3.9%, increase), other service charges on deposit accounts ($1.7 million, or 11.3%, increase) and merchant fees ($2.3 million, or 23.2%, increase). Also contributing to the increase in other service charges on deposit accounts was an increase in the number of accounts, while higher transaction volumes also contributed to the the growth in merchant fees.
Mortgage banking income increased $18.9 million, or 73.7%. Gains on sales of mortgage loans increased $24.1 million, or 108.5%, due to a $918.5 million, or 58.0%, increase in new loan commitments and a 32.1% increase in pricing spreads during 2012. The increase in new loan commitments was largely driven by an increase in refinancing volume resulting from historically low interest rates. The increase in gains on sales of mortgage loans was partially offset by a $4.5 million increase in MSR amortization due to prepayments of serviced loans and a $2.1 million impairment charge for MSRs recorded in the third quarter of 2012. The impairment charge was the result of an increase in forecasted mortgage prepayments, which caused a decline in the fair value of the MSR asset.
Foreign currency processing income increased $1.0 million, or 11.0%, due primarily to an increase in volumes. In December 2012, the Corporation's Fulton Bank, N.A. subsidiary sold its Global Exchange Group division (Global Exchange) for a gain of $6.2 million. Global Exchange provided international payment solutions to meet the needs of companies, law firms and professionals. As a result of the Global Exchange sale, the Corporation expects a reduction in foreign currency processing income in 2013. In 2012, Global Exchange generated revenues of $9.3 million, expenses of $4.8 million and net income of approximately $2.9 million.
The $1.8 million, or 4.8%, increase in investment management and trust services was due primarily to a $1.5 million, or 10.5%, increase in brokerage revenue and a $421,000, or 2.0%, increase in trust commissions. These increases resulted from the Corporation's expanded focus on generating recurring revenue in the brokerage business, increased sales of new trust business, and an improvement in the market values of existing assets under management.

The $940,000, or 13.4%, increase in credit card income was due to an increase in the volume of transactions on previously issued cards and an increase in average balances, which generate fees under a joint marketing agreement with an independent third-party issuer. The $2.3 million, or 27.3%, increase in other income was primarily due to gains on the sales of two branches and one operations facility and gains on investments in corporate owned life insurance.
Investment securities gains of $3.0 million for 2012 included $3.8 million of net realized gains on sales of securities, partially offset by other-than-temporary impairment charges of $809,000. During 2012, the Corporation recorded other-than-temporary impairment charges of $356,000 for financial institutions stocks, $434,000 for auction rate securities and $19,000 for pooled trust preferred securities issued by financial institutions. The $4.6 million of net gains in 2011 included $7.5 million of net realized gains on sales of securities, partially offset by other-than-temporary impairment charges of $2.9 million. During 2011, the Corporation recorded other-than-temporary impairment charges of $1.4 million for pooled trust preferred securities issued by financial institutions, $1.2 million for financial institutions stocks and $292,000 for auction rate securities. See Note C, "Investment Securities," in the Notes to Consolidated Financial Statements for additional details.
Non-Interest Expense
The following table presents the components of non-interest expense for each of the past two years:

			Increase (decrease)
	2012	2011	$	%
	(dollars in thousands)
Salaries and employee benefits	$243,915	$227,435	$16,480	7.2%
Net occupancy expense	44,663	44,003	660	1.5
Other outside services	15,310	7,851	7,459	95.0
Data processing	14,936	13,541	1,395	10.3
Equipment expense	14,243	12,870	1,373	10.7
FDIC insurance premiums	11,996	14,480	(2,484)	(17.2)
Professional fees	11,522	12,159	(637)	(5.2)
OREO and repossession expense	10,196	8,366	1,830	21.9
Software	9,520	8,400	1,120	13.3
Operating risk loss	9,454	1,328	8,126	611.9
Marketing	8,240	9,667	(1,427)	(14.8)
Telecommunications	6,884	8,119	(1,235)	(15.2)
Supplies	4,891	5,507	(616)	(11.2)
Postage	4,625	5,065	(440)	(8.7)
Intangible amortization	3,031	4,257	(1,226)	(28.8)
FHLB prepayment penalty	3,007	—	3,007	100.0
Other	33,073	33,428	(355)	(1.1)
Total	$449,506	$416,476	$33,030	7.9%

Salaries and employee benefits increased $16.5 million, or 7.2%, with salaries increasing $12.6 million, or 6.6%, and employee benefits increasing $3.9 million, or 10.4%. The increase in salaries expense was largely due to annual merit increases in 2012, overtime and temporary employee expense to support residential lending, a $6.9 million increase in employee bonus and incentive compensation expense and a $585,000 increase in stock-based compensation expense. The $3.9 million increase in employee benefits was primarily due to a $2.3 million increase in healthcare costs and a $1.4 million increase in defined benefit pension plan expense.

Other outside services increased $7.5 million, or 95.0%, due primarily to a $5.9 million increase in consulting services related to compliance and risk management, an increase in employment agency fees and the outsourcing of certain functions. Data processing increased $1.4 million, or 10.3%, primarily due to increased transaction volumes. The $1.4 million, or 10.7%, increase in equipment expense was largely due to depreciation expense related to the addition of assets supporting the Corporation's information technology infrastructure.
The $2.5 million, or 17.2%, decrease in FDIC insurance expense was due, in part, to a change in how the insurance assessment is calculated. Effective April 1, 2011, the assessment was based on total average assets minus average tangible equity, as compared to the previous calculation, which was based on average domestic deposits. 2011 included three months of expense assessed under the FDIC's prior methodology. Also contributing to the decrease was lower assessment rates based on improvements in subsidiary bank impaired asset levels.

OREO and repossession expense increased $1.8 million, or 21.9%, due to a $2.2 million increase in valuation provisions and a $1.4 million decrease in net gains on sales, partially offset by a $1.8 million increase in repossession and other OREO expenses. This expense category is expected to be volatile as the Corporation continues to work through its non-performing assets. Software expense increased $1.1 million, or 13.3%, due to additional maintenance costs related to the addition of assets supporting the Corporation's information technology infrastructure and additional maintenance and repair costs.
The $8.1 million increase in operating risk loss was largely due to estimated losses associated with previously sold residential mortgages. Provisions for such losses were $4.9 million in 2012, as compared to a credit of $1.1 million in 2011. The charges in 2012 included $3.4 million related to a specific investor program with the FHLB and $1.5 million related to alleged breaches of representations and warranties made in connection with previously sold residential mortgages. The remaining increase in operating risk loss was primarily due to a $1.2 million increase in debit card fraud losses. See Note Q, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements for additional details about residential loss contingencies.
Marketing expense decreased $1.4 million, or 14.8%, largely due to $1.3 million of expense related to the merger of the Corporation's New Jersey banks in the fourth quarter of 2011. Telecommunications expense decreased $1.2 million, or 15.2%, largely due to a renegotiated contract for data lines. The $1.2 million, or 28.8%, decrease in intangible amortization was primarily due to core deposit intangible assets, which are amortized on an accelerated basis.
The proceeds from the sale of Global Exchange and short-term borrowings were used to prepay approximately $20 million of FHLB advances. The Corporation incurred a $3.0 million penalty in connection with prepaying these FHLB advances.
In 2012, the Corporation also incurred expenses of $1.3 million related to its core processing system conversion, which is expected to occur in 2013. These expenses are included in various categories, including other outside services ($528,000) and salaries and employee benefits ($300,000).

Comparison of 2011 to 2010
Non-Interest Income
The following table presents the components of non-interest income:

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

The $3.6 million, or 10.0%, decrease in overdraft fees was a result of changes in regulations, which took effect in August of 2010, that require customers to affirmatively consent to the payment of certain types of overdrafts. The $815,000, or 8.3%, increase in cash management fees was primarily due to an increase in certain fees which were implemented in 2011. Other service charges on deposit accounts increased $2.2 million, or 16.8%, primarily due to the implementation of fee structure changes for certain products that occurred in 2011, and partially due to an increase in demand and savings account balances.

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

Mortgage banking income decreased $3.6 million, or 12.4%. During 2010, the Corporation recorded $3.3 million of mortgage sale gains resulting from a change in its methodology for determining the fair value of its commitments to originate fixed-rate residential mortgage loans for sale, also referred to as interest rate locks. See Note A, "Summary of Significant Accounting Policies," in the Notes to Consolidated Financial Statements for additional details. Adjusting for the impact of this change, mortgage banking income decreased due to a decrease in volumes, partially offset by an increase in pricing spreads. Total loans sold in 2011 were $1.2 billion, compared to $1.6 billion of loans sold in 2010. The $361.8 million, or 23.2%, decrease in loans sold was due to a decrease in refinance volumes. Refinances accounted for 54% of sale volumes in 2011, compared to 60% in 2010. Mortgage sales volumes and related gains were also impacted by a decision to retain certain 15 year fixed rate mortgages in portfolio.
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
Non-Interest Expense
The following table presents the components of non-interest expense:

			Increase (decrease)
	2011	2010	$	%
	(dollars in thousands)
Salaries and employee benefits	$227,435	$216,487	$10,948	5.1%
Net occupancy expense	44,003	43,533	470	1.1
FDIC insurance premiums	14,480	19,715	(5,235)	(26.6)
Data processing	13,541	13,263	278	2.1
Equipment expense	12,870	11,692	1,178	10.1
Professional fees	12,159	11,523	636	5.5
Marketing	9,667	11,163	(1,496)	(13.4)
OREO and repossession expense	8,366	7,441	925	12.4
Telecommunications	8,119	8,543	(424)	(5.0)
Supplies	5,507	5,633	(126)	(2.2)
Postage	5,065	5,306	(241)	(4.5)
Intangible amortization	4,257	5,240	(983)	(18.8)
Operating risk loss	1,328	3,025	(1,697)	(56.1)
Other	49,679	45,761	3,918	8.6
Total	$416,476	$408,325	$8,151	2.0%

Salaries and employee benefits increased $10.9 million, or 5.1%, with salaries increasing $11.4 million, or 6.4%, and employee benefits decreasing $405,000, or 1.1%. The increase in salaries expense was largely due to annual merit increases in 2011, a $2.3 million increase in stock-based compensation expense and a $2.2 million increase in incentive compensation expense.
The decrease in employee benefits was primarily due to a $329,000 decrease in defined benefit pension plan expense and a $262,000 decrease in profit sharing expense, partially offset by an increase in severance expense.

The $5.2 million, or 26.6%, decrease in FDIC insurance expense was primarily due to a change in how the insurance assessment is calculated. Effective April 1, 2011, the assessment was based on total average assets minus average tangible equity, as compared to the previous calculation, which was based on average domestic deposits.
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
Income Taxes
Income tax expense for 2012 was $57.6 million, an increase of $6.8 million, or 13.3%, from 2011. Income tax expense for 2011 increased $6.4 million, or 14.5%, from 2010. The Corporation’s effective tax rate (income taxes divided by income before income taxes) was 26.5%, 25.9% and 25.7% in 2012, 2011 and 2010, respectively.
The Corporation’s effective tax rates are generally lower than the 35% Federal statutory rate due to investments in tax-free municipal securities and credits earned from investments in partnerships that generate such credits under various federal programs (Tax Credit Investments). Net credits associated with Tax Credit Investments were $9.6 million, $8.5 million and $5.7 million in 2012, 2011 and 2010, respectively.
For additional information regarding income taxes, see Note L, "Income Taxes," in the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION
The table below presents condensed consolidated ending balance sheets for the Corporation.

	December 31		Increase (decrease)
	2012	2011	$	%
	(dollars in thousands)
Assets
Cash and due from banks	$256,300	$292,598	$(36,298)	(12.4)%
Interest-bearing deposits with other banks	173,257	175,336	(2,079)	(1.2)
Loans held for sale	67,899	47,009	20,890	44.4
Investment securities	2,794,017	2,679,967	114,050	4.3
Loans, net of allowance	11,920,701	11,712,499	208,202	1.8
Premises and equipment	227,723	212,274	15,449	7.3
Goodwill and intangible assets	535,563	544,209	(8,646)	(1.6)
Other assets	552,693	706,616	(153,923)	(21.8)
Total Assets	$16,528,153	$16,370,508	$157,645	1.0%
Liabilities and Shareholders’ Equity
Deposits	$12,473,091	$12,525,739	$(52,648)	(0.4)%
Short-term borrowings	868,399	597,033	271,366	45.5
Long-term debt	894,253	1,040,149	(145,896)	(14.0)
Other liabilities	210,754	215,048	(4,294)	(2.0)
Total Liabilities	14,446,497	14,377,969	68,528	0.5
Total Shareholders’ Equity	2,081,656	1,992,539	89,117	4.5
Total Liabilities and Shareholders’ Equity	$16,528,153	$16,370,508	$157,645	1.0%

Loans held for sale

Loans held for sale represent residential mortgage loans which the Corporation intends to sell to third-party investors as part of its mortgage banking activities. The $20.9 million, or 44.4%, increase in loans held for sale was primarily due to a $32.8 million, or 18.0%, increase in loans originated for sale in December 2012 as compared to December 2011.

As noted within the "Non-Interest Income" section of Management's Discussion, the Corporation's mortgage banking income in 2012 increased in comparison to 2011 due to an increase in both volumes of new loan commitments and an increase in spreads on loans sold.

Investment Securities
The following table presents the carrying amount of investment securities held to maturity (HTM) and available for sale (AFS) as of the dates shown:

	December 31
	2012			2011			2010
	HTM	AFS	Total	HTM	AFS	Total	HTM	AFS	Total
	(in thousands)
U.S. Government securities	$—	$325	$325	$—	$334	$334	$—	$1,649	$1,649
U.S. Government sponsored agency securities	—	2,397	2,397	5,987	4,073	10,060	6,339	5,058	11,397
State and municipal	—	315,519	315,519	179	322,018	322,197	346	349,563	349,909
Corporate debt securities	—	112,842	112,842	—	123,306	123,306	—	124,786	124,786
Collateralized mortgage obligations	—	1,211,119	1,211,119	—	1,001,209	1,001,209	—	1,104,058	1,104,058
Mortgage-backed securities	292	879,621	879,913	503	880,097	880,600	1,066	871,472	872,538
Auction rate securities	—	149,339	149,339	—	225,211	225,211	—	260,679	260,679
Total debt securities	292	2,671,162	2,671,454	6,669	2,556,248	2,562,917	7,751	2,717,265	2,725,016
Equity securities	—	122,563	122,563	—	117,050	117,050	—	136,468	136,468
Total	$292	$2,793,725	$2,794,017	$6,669	$2,673,298	$2,679,967	$7,751	$2,853,733	$2,861,484
Total investment securities increased $114.1 million, or 4.3%, to $2.8 billion at December 31, 2012, due mainly to an increase in collateralized mortgage obligations. During 2012, the Corporation purchased mortgage-backed securities and collateralized mortgage obligations in anticipation of a continued low interest rate environment. The additional securities purchased were primarily collateralized mortgage obligations with an average life of approximately four years to provide for more structured cash flows, thereby limiting price and extension risk.
Equity securities, consisting of $71.7 million of FHLB and Federal Reserve Bank stock, $44.2 million of common stocks of publicly traded financial institutions and $6.7 million of other equity investments, increased $5.5 million, or 4.7%. During 2012, the Corporation entered into an agreement with a private investor to purchase approximately 7% of the outstanding common shares in a single financial institution as a passive investment. As of December 31, 2012, the Corporation's total investment in the common stock of that financial institution had a cost basis of $20.0 million and a fair value of $21.6 million. This investment accounted for approximately 50% of the Corporation's investments in common stocks of publicly traded financial institutions. No other investment within the financial institutions stock portfolio exceeded 5% of the portfolio's fair value.
The net unrealized gain on available for sale investment securities was $41.5 million as of December 31, 2012, compared to $40.1 million as of December 31, 2011. During 2012, improvements in the fair values of corporate debt securities and equity securities were partially offset by declines in fair values of auction rate securities, collateralized mortgage obligations and state and municipal securities. See additional details regarding investment security price risk within Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

Loans
The following table presents loans outstanding, by type, as of the dates shown, and the change in loans for the most recent year:

	December 31					2012 vs. 2011 Increase (decrease)
	2012	2011	2010	2009	2008	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$4,664,426	$4,602,596	$4,375,980	$4,292,300	$4,016,700	$61,830	1.3%
Commercial – industrial, financial and agricultural	3,612,065	3,639,368	3,704,384	3,699,198	3,635,544	(27,303)	(0.8)
Real estate – home equity	1,632,390	1,624,562	1,641,777	1,644,260	1,695,398	7,828	0.5
Real estate – residential mortgage	1,256,991	1,097,192	995,990	921,741	972,797	159,799	14.6
Real estate – construction	584,118	615,445	801,185	978,267	1,269,330	(31,327)	(5.1)
Consumer	309,220	318,101	350,161	360,698	365,692	(8,881)	(2.8)
Leasing and other	92,632	78,700	71,028	83,675	97,687	13,932	17.7
Gross loans	12,151,842	11,975,964	11,940,505	11,980,139	12,053,148	175,878	1.5
Unearned income	(7,238)	(6,994)	(7,198)	(7,715)	(10,528)	(244)	3.5
Loans, net of unearned income	$12,144,604	$11,968,970	$11,933,307	$11,972,424	$12,042,620	$175,634	1.5%
The Corporation does not have a concentration of credit risk with any single borrower, industry or geographical location. The maximum total lending commitment to an individual borrower was $39.0 million at December 31, 2012, which is below the Corporation's maximum lending limit. As of December 31, 2012, the Corporation had 58 relationships with borrowing commitments of $20.0 million or more.

Approximately $5.2 billion, or 43.2%, of the Corporation’s loan portfolio was in commercial mortgage and construction loans as of December 31, 2012. The performance of these loans can be adversely impacted by fluctuations in real estate values. The Corporation limits its maximum exposure to any builder or developer to $28.0 million, and limits its exposure to any one development project to $15.0 million.

Geographically, the $61.8 million, or 1.3%, increase in commercial mortgages was primarily in the Corporation's Pennsylvania ($63.2 million, or 2.6%) and Delaware ($28.2 million, or 20.3%) markets, offset by a decline in the New Jersey ($28.0 million, or 2.3%) market.

The Corporation's outstanding construction loans include loans to commercial borrowers that are secured by commercial real estate, loans to commercial borrowers secured by residential real estate and other construction loans, which represent loans to individuals secured by residential real estate. The following table presents outstanding construction loans and their delinquency rates by these class segments, as of December 31:

	2012			2011
	$	Delinquency Rate	% of Total	$	Delinquency Rate	% of Total
	(dollars in thousands)
Commercial	$288,552	8.2%	49.4%	$352,937	17.6%	57.4%
Commercial - residential	226,350	3.6	38.8	209,381	2.2	34.0
Other	69,216	2.6	11.8	53,127	6.7	8.6
Total Real estate - Construction	$584,118	5.7%	100.0%	$615,445	11.4%	100.0%

Construction loans decreased $31.3 million, or 5.1%, primarily due to a $27.5 million, or 46.6%, decrease in non-accrual loans, as the Corporation continued to reduce its exposure to problem assets. Geographically, the decrease in construction loans was in the Corporation's New Jersey ($31.6 million, or 32.7%) and Maryland ($27.0 million, or 28.5%) markets, partially offset by an increase in the Pennsylvania ($30.2 million, or 10.6%) market.

Commercial loan demand during 2012 remained somewhat weak, largely a result of small business customers remaining tentative about spending due to uncertain economic conditions. Geographically, the $27.3 million, or 0.8%, decrease in commercial loans was primarily in the Virginia ($35.4 million, or 17.5%), New Jersey ($27.9 million, or 5.3%) and Maryland ($16.6 million, or 5.0%) markets, partially offset by an increase in the Pennsylvania ($29.0 million, or 1.1%) and Delaware ($23.5 million, or 73.0%) markets.

The following table summarizes the industry concentrations of the Corporation's commercial loan portfolio as of December 31:

	2012	2011
Services	17.4%	17.5%
Manufacturing	14.7	15.4
Wholesale	10.5	9.7
Construction	10.3	12.3
Retail	10.1	8.7
Health care	8.2	7.9
Real estate (1)	7.4	7.6
Agriculture	5.7	5.8
Transportation	3.0	2.7
Arts & entertainment	2.6	2.3
Financial services	2.2	2.4
Other	7.9	7.7
Total	100.0%	100.0%

(1)	Includes borrowers engaged in the business of: renting, leasing or managing real estate for others; selling, renting and/or buying real estate for others; and appraising real estate.
The Corporation's average commercial lending relationship as of December 31, 2012 was approximately $480,000. Commercial loans and commercial mortgage loans also include shared national credits, which are participations in loans or loan commitments of at least $20 million that are shared by three or more banks. Below is a summary of the Corporation's outstanding purchased shared national credits as of December 31:

	2012	2011
	(dollars in thousands)
Commercial - industrial, financial and agricultural	$81,978	$83,307
Real estate - commercial mortgage	47,637	72,829
Total	$129,615	$156,136

Delinquency rate	2.7%	2.8%

The $159.8 million, or 14.6%, increase in residential mortgages was due to a $167.0 million, or 45.3%, increase in fixed rate mortgages, partially offset by a decline in non-accrual residential mortgages. During 2012, in an effort to increase interest-earning assets, the Corporation elected to retain certain residential mortgages in portfolio instead of selling them to third-party investors. Residential mortgages retained in portfolio included up to approximately $15 million per month of 15 year fixed rate mortgages. In addition and similar to prior years, all 10 year mortgages and adjustable rate mortgages were retained in portfolio.

Provision and Allowance for Credit Losses
The Corporation accounts for the credit risk associated with lending activities through the allowance for credit losses and the provision for credit losses.

A summary of the Corporation’s loan loss experience follows:

	2012	2011	2010	2009	2008
	(dollars in thousands)
Loans, net of unearned income outstanding at end of year	$12,144,604	$11,968,970	$11,933,307	$11,972,424	$12,042,620
Daily average balance of loans, net of unearned income	$11,966,347	$11,904,529	$11,958,435	$11,975,899	$11,595,243
Balance of allowance for credit losses at beginning of year	$258,177	$275,498	$257,553	$180,137	$112,209
Loans charged off:
Real estate – commercial mortgage	51,988	26,032	28,209	15,530	7,516
Commercial – industrial, financial and agricultural	41,868	52,301	35,865	34,761	18,592
Real estate – construction	26,250	38,613	66,412	44,909	14,891
Consumer and home equity	13,470	9,686	11,210	10,770	5,188
Real estate – residential mortgage	4,509	32,533	6,896	7,056	5,868
Leasing and other	2,281	2,168	2,833	6,048	4,804
Total loans charged off	140,366	161,333	151,425	119,074	56,859
Recoveries of loans previously charged off:
Real estate – commercial mortgage	3,371	1,967	1,008	536	286
Commercial – industrial, financial and agricultural	4,282	2,521	4,536	1,679	1,795
Real estate – construction	2,814	1,746	1,296	1,194	17
Consumer and home equity	1,811	1,431	1,540	1,678	1,487
Real estate – residential mortgage	459	325	9	150	143
Leasing and other	891	1,022	981	1,233	1,433
Total recoveries	13,628	9,012	9,370	6,470	5,161
Net loans charged off	126,738	152,321	142,055	112,604	51,698
Provision for credit losses	94,000	135,000	160,000	190,020	119,626
Balance at end of year	$225,439	$258,177	$275,498	$257,553	$180,137
Components of Allowance for Credit Losses:
Allowance for loan losses	$223,903	$256,471	$274,271	$256,698	$173,946
Reserve for unfunded lending commitments (1)	1,536	1,706	1,227	855	6,191
Allowance for credit losses	$225,439	$258,177	$275,498	$257,553	$180,137
Selected Asset Quality Ratios:
Net charge-offs to average loans	1.06%	1.28%	1.19%	0.94%	0.45%
Allowance for loan losses to loans outstanding	1.84%	2.14%	2.30%	2.14%	1.44%
Allowance for credit losses to loans outstanding	1.86%	2.16%	2.31%	2.15%	1.50%
Non-performing assets (2) to total assets	1.44%	1.94%	2.22%	1.83%	1.35%
Non-performing assets to total loans and OREO	1.95%	2.64%	3.02%	2.54%	1.82%
Non-accrual loans to total loans	1.52%	2.15%	2.35%	1.99%	1.34%
Allowance for credit losses to non-performing loans	106.82%	90.11%	83.80%	91.42%	91.38%
Non-performing assets to tangible common shareholders’ equity and allowance for credit losses	13.39%	18.60%	22.50%	24.00%	19.68%

(1)Reserve for unfunded lending commitments recorded within other liabilities on the consolidated balance sheets.
(2)Includes accruing loans past due 90 days or more.

The provision for credit losses decreased $41.0 million, or 30.4%, in comparison to 2011 due to improvements in the Corporation's credit quality metrics, including a reduction in the level of non-performing loans and overall delinquency.
Net charge-offs decreased $25.6 million, or 16.8%, to $126.7 million in 2012 from $152.3 million in 2011. This decrease was primarily due to a $28.2 million, or 87.4%, decrease in residential mortgage net charge-offs, a $13.4 million, or 36.4%, decrease in construction loan net charge-offs and a $12.2 million, or 24.5%, decrease in commercial loan net charge-offs, partially offset by a $24.6 million, or 102.6%, increase in commercial mortgage net charge-offs.

During 2012 and 2011, the Corporation sold certain pools of non-accrual loans to third-party investors. When an appropriate price can be obtained, these sales can be advantageous as they reduce the cost of resolving problem credits and enable the Corporation to redeploy resources to other work-out and collection efforts. During 2012, the Corporation sold $50.5 million of non-accrual commercial mortgage, commercial and construction loans, resulting in a total increase to charge-offs of $24.6 million in 2012. Because the existing allowance for credit losses on the loans sold exceeded the charge-off amount, no additional provision for credit losses was required. In December 2011, the Corporation sold $34.7 million of non-performing residential mortgages and $152,000 of non-performing home equity loans, resulting in a total increase to charge-offs of $17.4 million in 2011 and, because the existing allowance for credit losses on the loans sold was less than the charge-off amount, a $5.0 million increase to the provision for credit losses was recorded. Below is a summary of these transactions:

	2012				2011
	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Construction	Total	Real Estate - Residential Mortgage & Real Estate - Home Equity
	(in thousands)
Unpaid principal balance of loans sold	$43,960	$19,990	$7,720	$71,670	$39,310
Charge-offs prior to sale	(10,780)	(6,130)	(4,300)	(21,210)	(4,500)
Net recorded investment in loans sold	33,180	13,860	3,420	50,460	34,810
Proceeds from sale, net of selling expenses	17,620	6,020	2,270	25,910	17,420
Total charge-off upon sale	$(15,560)	$(7,840)	$(1,150)	$(24,550)	$(17,390)

Existing allocation for credit losses on sold loans	$(16,780)	$(8,910)	$(1,920)	$(27,610)	$(12,360)
Of the $126.7 million of net charge-offs recorded in 2012, 38.1% were for loans originated by the Corporation’s banks in Pennsylvania, 36.7% in New Jersey, 12.0% in Virginia, 11.7% in Maryland and 1.5% in Delaware. During 2012, individual charge-offs of $1.0 million or greater totaled approximately $38 million, of which approximately $16 million were for commercial mortgages, approximately $15 million were for construction loans, and approximately $7 million were for commercial loans. For 2011, individual charge-offs of $1.0 million or greater totaled approximately $44 million, of which approximately $21 million were for commercial loans, approximately $16 million were for construction loans, approximately $6 million were for commercial mortgages and approximately $1 million was for a residential mortgage.
The following table presents the aggregate amounts of non-accrual and past due loans and OREO as of December 31:

	2012	2011	2010	2009	2008
	(in thousands)
Non-accrual loans (1) (2) (3)	$184,832	$257,761	$280,688	$238,360	$161,962
Accruing loans past due 90 days or more (2)	26,221	28,767	48,084	43,359	35,177
Total non-performing loans	211,053	286,528	328,772	281,719	197,139
OREO	26,146	30,803	32,959	23,309	21,855
Total non-performing assets	$237,199	$317,331	$361,731	$305,028	$218,994

(1)
In 2012, the total interest income that would have been recorded if non-accrual loans had been current in accordance with their original terms was approximately $13.4 million. The amount of interest income on non-accrual loans that was included in 2012 income was approximately $1.8 million.

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

(3)
Excluded from the amounts presented as of December 31, 2012 were $85.5 million of loans, modified under TDRs. These loans were reviewed for impairment under FASB ASC Section 310-10-35, but continue to accrue interest and are, therefore, not included in non-accrual loans. All non-accrual loans as of December 31, 2012 were reviewed for impairment under FASB ASC Section 310-10-35.

During 2012, new interpretative regulatory guidance was issued addressing the accounting for loans to individuals discharged through bankruptcy proceedings pursuant to Chapter 7 of the U.S. Bankruptcy Code. In accordance with this guidance, the Corporation classifies loans where borrowers have been discharged in bankruptcy, and have not reaffirmed their loan obligation, as troubled debt restructurings (TDRs), even if the repayment terms of such loans have not otherwise been modified. Additionally, the Corporation places such loans on non-accrual status, regardless of delinquency status, and charges off the difference between the fair value, less selling costs, of the loan's collateral and its recorded investment. As a result of implementing this new regulatory guidance, $10.6 million (net of $3.4 million in charge-offs recorded in 2012) of loans were placed on non-accrual status as of December 31, 2012. As of December 31, 2012, approximately 84% of these loans were current on their contractual payments.
The following table presents loans whose terms were modified under TDRs as of December 31:

	2012	2011	2010	2009
	(in thousands)
Real estate – commercial mortgage	$34,672	$22,425	$18,778	$15,997
Real estate – residential mortgage	32,993	32,331	37,826	24,639
Real estate – construction	10,564	7,645	5,440	—
Commercial – industrial, financial and agricultural	5,744	3,581	5,502	1,459
Real estate - home equity and consumer	1,535	193	263	—
Total accruing TDRs	85,508	66,175	67,809	42,095
Non-accrual TDRs (1)	31,245	32,587	51,175	15,875
Total TDRs	$116,753	$98,762	$118,984	$57,970

(1)	Included within non-accrual loans in the preceding table.

Total TDRs modified during 2012 and still outstanding as of December 31, 2012 totaled $61.9 million. Of these loans, $21.2 million, or 34.2%, had a payment default subsequent to modification during 2012. Total TDRs modified during 2011 and still outstanding as of December 31, 2011 totaled $35.0 million. Of these loans, $20.0 million, or 57.2%, had a payment default subsequent to modification during 2011.
The following table presents the changes in non-accrual loans for the year ended December 31, 2012:

	Commercial - Industrial, Financial and Agricultural	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Leasing	Total
		(in thousands)
Balance of non-accrual loans at December 31, 2011	$75,704	$109,412	$58,894	$7,834	$5,493	$368	$56	$257,761
Additions	60,229	66,390	24,830	18,952	12,720	2,059	703	185,883
Payments	(24,947)	(62,224)	(28,271)	(512)	(1,349)	(39)	(593)	(117,935)
Charge-offs (1)	(41,586)	(50,249)	(20,262)	(3,913)	(5,845)	(690)	(156)	(122,701)
Transfers to OREO	(3,555)	(7,344)	(3,765)	(1,258)	(1,079)	—	—	(17,001)
Transfers to accrual status	(150)	(1,025)	—	—	—	—	—	(1,175)
Balance of non-accrual loans at December 31, 2012	$65,695	$54,960	$31,426	$21,103	$9,940	$1,698	$10	$184,832
(1) Excludes charge-offs of loans on accrual status.

Non-accrual loans decreased $72.9 million, or 28.3%, in 2012. As noted previously, $50.5 million of the decrease was attributed to the Corporation's 2012 loan sales. Also contributing to the decrease was a lower rate of non-accrual loan additions. Total non-accrual additions for 2012 were $185.9 million, compared to 2011 additions of $279.8 million and 2010 additions of $256.2 million.

The following table summarizes the Corporation’s non-performing loans as of December 31 and the changes in non-performing loans for the most recent year:

	December 31					2012 vs. 2011 Increase (decrease)
	2012	2011	2010	2009	2008	$	%
	(dollars in thousands)
Commercial – industrial, financial and agricultural	$66,954	$80,944	$87,455	$69,604	$40,294	$(13,990)	(17.3)%
Real estate – commercial mortgage	57,120	113,806	93,720	61,052	41,745	(56,686)	(49.8)
Real estate – residential mortgage	34,436	16,336	50,412	45,748	26,304	18,100	110.8
Real estate – construction	32,005	60,744	84,616	92,841	80,083	(28,739)	(47.3)
Real estate – home equity	15,519	11,207	10,188	10,790	6,766	4,312	38.5
Consumer	5,000	3,384	2,154	1,529	1,608	1,616	47.8
Leasing	19	107	227	155	339	(88)	(82.2)
Total non-performing loans	$211,053	$286,528	$328,772	$281,719	$197,139	$(75,475)	(26.3)%

Non-performing commercial loans decreased $14.0 million, or 17.3%, primarily due to the 2012 loan sales, which contributed $13.9 million to the decrease. Geographically, the decrease was primarily in the Corporation's New Jersey ($5.3 million, or 30.6%), Maryland ($4.9 million, or 50.5%), Pennsylvania ($1.9 million, or 3.9%) and Virginia ($1.4 million, or 29.7%) markets.

Non-performing commercial mortgages decreased $56.7 million, or 49.8%, to $57.1 million as of December 31, 2012, primarily due to the 2012 loan sales, which contributed $33.2 million to the decrease, as well as charge-offs and repayments. Geographically, the decrease was primarily in the Corporation's New Jersey ($30.5 million, or 53.3%), Maryland ($10.9 million, or 79.6%), Pennsylvania ($7.4 million, or 26.2%) and Virginia ($6.5 million, or 54.6%) markets.

The $18.1 million, or 110.8%, increase in non-performing residential mortgages was primarily in the Corporation's Pennsylvania ($7.3 million, or 137.6%), New Jersey ($5.1 million, or 147.0%) and Virginia ($4.1 million, or 87.3%) markets. During 2012, $10.6 million of non-accrual additions were a result of the Corporation implementing the new regulatory guidance, as noted previously.
Geographically, the $28.7 million decrease in non-performing construction loans was in the Corporation's Virginia ($12.3 million, or 78.4%), Maryland ($10.1 million, or 60.4%), New Jersey ($3.6 million, or 22.5%) and Pennsylvania ($2.4 million, or 20.5%)markets.
The following table summarizes OREO, by property type, as of December 31:

	2012	2011
	(in thousands)
Commercial properties	$15,482	$15,184
Residential properties	6,788	10,499
Undeveloped land	3,876	5,120
Total OREO	$26,146	$30,803
As noted under the heading "Critical Accounting Policies" within Management's Discussion, the Corporation's ability to identify potential problem loans in a timely manner is key to maintaining an adequate allowance for credit losses. For commercial loans, commercial mortgages and construction loans to commercial borrowers, an internal risk rating process is used to monitor credit quality. For a complete description of the Corporation's risk ratings, refer to the heading "Allowance for Credit Losses" within Note A, "Summary of Significant Accounting Policies," in the Notes to Consolidated Financial Statements. The evaluation of credit risk for residential mortgages, home equity loans, construction loans to individuals, consumer loans and lease receivables is based on aggregate payment history, through the monitoring of delinquency levels and trends.

The following table presents internal risk ratings for commercial loans, commercial mortgages and construction loans to commercial borrowers, by class segment, as of December 31:

	Special Mention		2012 vs. 2011 Increase (decrease)		Substandard or Lower		2012 vs. 2011 Increase (decrease)		Total Criticized Loans
	2012	2011	$	%	2012	2011	$	%	2012	2011
	(dollars in thousands)
Real estate - commercial mortgage	$157,640	$160,935	$(3,295)	(2.0)%	$251,452	$342,558	$(91,106)	(26.6)%	$409,092	$503,493
Commercial - secured	137,277	166,588	(29,311)	(17.6)	194,952	249,014	(54,062)	(21.7)	332,229	415,602
Commercial -unsecured	5,421	6,066	(645)	(10.6)	6,000	8,781	(2,781)	(31.7)	11,421	14,847
Total commercial - industrial, financial and agricultural	142,698	172,654	(29,956)	(17.4)	200,952	257,795	(56,843)	(22.0)	343,650	430,449
Construction - commercial residential	52,434	50,854	1,580	3.1	79,581	126,378	(46,797)	(37.0)	132,015	177,232
Construction - commercial	2,799	7,022	(4,223)	(60.1)	12,081	16,309	(4,228)	(25.9)	14,880	23,331
Total real estate - construction (excluding construction - other)	55,233	57,876	(2,643)	(4.6)	91,662	142,687	(51,025)	(35.8)	146,895	200,563
Total	$355,571	$391,465	$(35,894)	(9.2)%	$544,066	$743,040	$(198,974)	(26.8)%	$899,637	$1,134,505

% of total loans	4.0%	4.5%			6.2%	8.4%			10.2%	12.9%
As of December 31, 2012, total loans with risk ratings of substandard or lower decreased $199.0 million, or 26.8%, in comparison to 2011, with decreases throughout all loan types. Special mention loans decreased $35.9 million, or 9.2%, in comparison to 2011. Overall reductions in criticized loans, while not the sole factor for measuring allocations on the above loan types, contributed to a decrease in allocations for impaired loans of $17.4 million, or 18.0%, in 2012.
The following table presents a summary of delinquency status and rates, as a percentage of total loans, for loans that do not have internal risk ratings, by class segment, as of December 31:

	Delinquent (1)				Non-performing (2)				Total Past Due
	2012		2011		2012		2011		2012		2011
	$	%	$	%	$	%	$	%	$	%	$	%
	(dollars in thousands)
Real estate - home equity	$12,645	0.78%	$11,633	0.72%	$15,519	0.95%	$11,207	0.69%	$28,164	1.73%	$22,840	1.41%
Real estate - residential mortgage	32,123	2.56	37,123	3.38	34,436	2.74	16,336	1.49	66,559	5.30	53,459	4.87
Real estate - construction - other	865	1.25	2,341	4.41	904	1.31	1,193	2.24	1,770	2.56	3,534	6.65
Consumer - direct	3,795	2.29	4,011	2.44	4,855	2.92	3,201	1.95	8,650	5.21	7,212	4.39
Consumer - indirect	2,270	1.58	2,437	1.59	145	0.11	183	0.11	2,415	1.69	2,620	1.70
Total Consumer	6,065	1.96	6,448	2.03	5,000	1.62	3,384	1.06	11,065	3.58	9,832	3.09
Leasing and other and Overdrafts	711	0.83	1,049	1.46	19	0.02	107	0.15	730	0.85	1,156	1.61
Total	$52,409	1.56%	$58,594	1.85%	$55,878	1.67%	$32,227	1.02%	$108,288	3.23%	$90,821	2.87%

% of Total	1.6%		1.9%		1.7%		1.0%		3.2%		2.9%

(1)Includes all accruing loans 30 days to 89 days past due.
(2)Includes all accruing loans 90 days or more past due and all non-accrual loans.
As of December 31, 2012, delinquency rates for the above class segments increased slightly, primarily due to an increase in non-performing residential mortgages. As noted above, this increase was primarily due to the Corporation's implementation of new regulatory guidance which required any loans to individuals which were discharged through bankruptcy proceedings to be placed on non-accrual status if the debt was not reaffirmed with the Corporation. As of December 31, 2012, approximately 84% of these loans were current on their contractual payments.
The total past due rate for all loans at December 31, 2012 was 2.49%, compared to 3.28% for 2011 and 3.59% for 2010.

The following table summarizes the allocation of the allowance for loan losses:

	2012		2011		2010		2009		2008
	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category
Real estate - commercial mortgage	$62,928	38.4%	$85,112	36.8%	$40,831	36.8%	$32,257	35.9%	$42,402	33.4%
Commercial - industrial, financial and agricultural	60,205	29.7	74,896	31.0	101,436	31.0	96,901	30.9	66,147	30.2
Real estate - residential mortgage	34,536	10.4	22,986	8.3	17,425	8.3	13,704	7.7	7,158	8.1
Consumer, home equity, leasing & other	27,895	16.7	17,321	17.2	14,963	17.2	13,620	17.3	8,167	17.8
Real estate - construction	17,287	4.8	30,066	6.7	58,117	6.7	67,388	8.2	32,917	10.5
Unallocated	21,052	N/A	26,090	N/A	41,499	N/A	32,828	N/A	17,155	N/A
	$223,903	100.0%	$256,471	100.0%	$274,271	100.0%	$256,698	100.0%	$173,946	100.0%
N/A – Not applicable.
In October 2012, Hurricane Sandy caused damage across large portions of the mid-Atlantic and northeast United States, including areas serviced by the Corporation's branches located in northern New Jersey. The Corporation did not experience any significant property damage. In addition, based on its assessments, the effect of the hurricane on the Corporation's customers did not result in a significant negative financial impact to the Corporation.
Management believes that the allowance for loan losses balance of $223.9 million as of December 31, 2012 is sufficient to cover losses inherent in the loan portfolio. See additional disclosures in Note A, "Summary of Significant Accounting Policies," and Note D, "Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements and "Critical Accounting Policies," in Management’s Discussion.
Other Assets
Other assets decreased $153.9 million, or 21.8%, to $552.7 million as of December 31, 2012. Other assets included $181.6 million of receivables related to investment securities sales that had not settled as of December 31, 2011. Other assets included $53.2 million of such receivables as of December 31, 2012. Also contributing to the decrease in other assets was a $15.1 million decrease in net deferred tax assets, primarily due to the reduction in the allowance for credit losses, and an $11.0 million decrease in prepaid FDIC insurance assessments which were amortized to expense in 2012.
Deposits and Borrowings
The following table summarizes the changes in ending deposits, by type:

			Increase (decrease)
	2012	2011	$	%
	(dollars in thousands)
Noninterest-bearing demand	$3,008,675	$2,588,034	$420,641	16.3%
Interest-bearing demand	2,755,603	2,529,388	226,215	8.9
Savings	3,325,475	3,394,367	(68,892)	(2.0)
Total demand and savings	9,089,753	8,511,789	577,964	6.8
Time deposits	3,383,338	4,013,950	(630,612)	(15.7)
Total deposits	$12,473,091	$12,525,739	$(52,648)	(0.4)%
Non-interest bearing demand deposits increased $420.6 million, or 16.3%, due primarily to a $299.7 million, or 16.2%, increase in business account balances and a $69.8 million, or 11.2%, increase in personal account balances.

Interest-bearing demand accounts increased $226.2 million, or 8.9%, due to a $170.3 million, or 11.7%, increase in personal account balances and an $89.0 million, or 9.7%, increase in municipal account balances, partially offset by a $33.1 million, or 21.3%, decrease in business account balances.
The $68.9 million, or 2.0%, decrease in savings account balances was due to a $113.2 million, or 16.9%, decrease in municipal account balances and a $58.4 million, or 7.4%, decrease in business account balances, partially offset by a $102.7 million, or 5.3%, increase in personal account balances.
The increase in interest and noninterest-bearing demand and savings personal account balances resulted from a combination of factors, including the Corporation's promotional efforts, customers' migration away from certificates of deposit and increased savings by customers.
The $630.6 million decrease in time deposits was primarily in accounts with original maturity terms of less than three years ($519.2 million, or 18.3%) and jumbo certificates of deposit ($54.3 million, or 27.4%). The decrease in certificates of deposit was primarily due to customers not reinvesting maturing funds in certificates of deposit in the current low interest rate environment and migration to non-maturing products.
The following table summarizes the changes in ending borrowings, by type:

			Increase (Decrease)
	2012	2011	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$156,238	$186,735	(30,497)	(16.3)%
Customer short-term promissory notes	119,691	156,828	(37,137)	(23.7)
Total short-term customer funding	275,929	343,563	(67,634)	(19.7)
Federal funds purchased	592,470	253,470	339,000	133.7
Total short-term borrowings	868,399	597,033	271,366	45.5
Long-term debt:
FHLB Advances	524,817	666,565	(141,748)	(21.3)
Other long-term debt	369,436	373,584	(4,148)	(1.1)
Total long-term debt	894,253	1,040,149	(145,896)	(14.0)
Total	$1,762,652	$1,637,182	125,470	7.7%
The $67.6 million, or 19.7%, decrease in short-term customer funding was primarily due to customers transferring funds from the cash management program to deposits due to the low interest rate environment. The $339.0 million, or 133.7%, increase in Federal funds purchased was due to the change in the Corporation's net funding position, as short-term borrowings were used to meet the funding needs caused by an increase in investment securities and loans, in addition to the decrease in total deposits and long-term debt. The $141.7 million, or 21.3%, decrease in FHLB advances was a result of FHLB maturities, which were not replaced with new long-term borrowings. In addition, in December 2012, the Corporation prepaid approximately $20 million of FHLB advances.
Shareholders’ Equity
Total shareholders’ equity increased $89.1 million, or 4.5%, to $2.1 billion, or 12.6% of total assets as of December 31, 2012. The increase was primarily due to $159.8 million of net income, partially offset by $60.0 million of dividends on common shares outstanding. Due to the earnings improvement achieved throughout 2012 and the strength of its capital, the Corporation increased its dividend to common shareholders to $0.30 per share in 2012, compared to $0.20 per share in 2011.
The Corporation and its subsidiary banks are subject to regulatory capital requirements administered by various banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital to average assets (as defined). As of December 31, 2012, the Corporation and each of its bank subsidiaries met the minimum capital requirements. In addition, all of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations. See also Note K, "Regulatory Matters," in the Notes to Consolidated Financial Statements.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements at December 31:

	2012	2011	Regulatory Minimum for Capital Adequacy
Total capital (to risk weighted assets)	15.6%	15.2%	8.0%
Tier I capital (to risk weighted assets)	13.4%	12.7%	4.0%
Tier I capital (to average assets)	11.0%	10.3%	4.0%
The Basel Committee on Banking Supervision (Basel) is a committee of central banks and bank regulators from major industrialized countries that develops broad policy guidelines for use by each country’s regulators with the purpose of ensuring that financial institutions have adequate capital given the risk levels of assets and off-balance sheet financial instruments.
In December 2010, Basel released a framework for strengthening international capital and liquidity regulations, referred to as Basel III. Basel III includes defined minimum capital ratios, which must be met when implementation occurs. An additional "capital conservation buffer" will increase the minimum ratios by 2.5%, when fully phased-in. Fully phased-in capital standards under Basel III will require banks to maintain more capital than the minimum levels required under current regulatory capital standards. As Basel III is only a framework, the specific changes in capital requirements are to be determined by each country's banking regulators.
In June 2012, U.S. Federal banking regulators released two notices of proposed rulemaking (NPRs) that would implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. A third NPR related to banks that are internationally active or that are subject to market risk rules is not applicable to the Corporation.
The first NPR, "Regulatory Capital Rules: Regulatory Capital, Implementation of Basel III, Minimum Regulatory Capital Ratios, Capital Adequacy, Transition Provisions, and Prompt Corrective Action," would apply to all depository institutions, bank holding companies with total consolidated assets of $500 million or more, and savings and loan holding companies (collectively, banking organizations). Consistent with the international Basel framework, this NPR would:

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
As proposed, this NPR would come into effect on January 1, 2013 and the new minimum regulatory capital requirements would be fully phased in on January 1, 2019. However, the final rules have not yet been issued and are not yet applicable to the Corporation.
The second NPR, "Regulatory Capital Rules: Standardized Approach for Risk-weighted Assets; Market Discipline and Disclosure Requirements," also would apply to all banking organizations. This NPR would revise and harmonize the rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses that have been identified over the past several years. Banks and regulators use risk weighting to assign different levels of risk to different classes of assets and off-balance sheet exposures - riskier items require higher capital cushions and less risky items require smaller capital cushions. As proposed, this NPR would come into effect on January 1, 2015; however, final rules have not been issued.
As of December 31, 2012, the Corporation believes its current capital levels would meet the fully-phased in minimum capital requirements, including capital conservation buffers, as proposed in the NPRs.
Contractual Obligations and Off-Balance Sheet Arrangements
The Corporation has various financial obligations that require future cash payments. These obligations include the payment of liabilities recorded on the Corporation’s consolidated balance sheet as well as contractual obligations for purchased services or for operating leases.

The following table summarizes significant contractual obligations to third parties, by type, that were fixed and determinable as of December 31, 2012:

	Payments Due In
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Deposits with no stated maturity (1)	$9,089,753	$—	$—	$—	$9,089,753
Time deposits (2)	2,289,386	830,530	178,405	85,017	3,383,338
Short-term borrowings (3)	868,399	—	—	—	868,399
Long-term debt (3)	5,511	156,466	551,179	181,097	894,253
Operating leases (4)	15,727	27,041	22,172	61,104	126,044
Purchase obligations (5)	16,085	34,504	15,405	—	65,994
Uncertain tax positions (6)	1,453	—	—	—	1,453

(1)	Includes demand deposits and savings accounts, which can be withdrawn by customers at any time.

(2)	See additional information regarding time deposits in Note H, "Deposits," in the Notes to Consolidated Financial Statements.

(3)	See additional information regarding borrowings in Note I, "Short-Term Borrowings and Long-Term Debt," in the Notes to Consolidated Financial Statements.

(4)	See additional information regarding operating leases in Note P, "Leases," in the Notes to Consolidated Financial Statements.

(5)	Includes information technology, telecommunication and data processing outsourcing contracts.

(6)	Includes accrued interest. See additional information related to uncertain tax positions in Note L, "Income Taxes," in the Notes to Consolidated Financial Statements.
In 2013, the Corporation will begin construction that will expand its Fulton Bank, N.A. subsidiary and the Corporation's headquarters. The total cost of the project is expected to be approximately $50 million, with a planned completion in the summer of 2015. The Corporation expects to incur construction costs of approximately $10 million associated with this project in 2013.
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

The following table presents the Corporation’s commitments to extend credit and letters of credit as of December 31, 2012 (in thousands):

Commercial mortgage and construction	$335,830
Home equity	964,145
Commercial and other	2,711,766
Total commitments to extend credit	$4,011,741

Standby letters of credit	$425,095
Commercial letters of credit	26,191
Total letters of credit	$451,286

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
Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. As of December 31, 2012, the Corporation’s equity investments consisted of $71.7 million of Federal Home Loan Bank (FHLB) and Federal Reserve Bank stock, $44.2 million of common stocks of publicly traded financial institutions and $6.7 million of other equity investments. The equity investments most susceptible to market price risk are the financial institutions stocks, which had a cost basis of $40.1 million and a fair value of $44.2 million as of December 31, 2012. Gross unrealized gains and gross unrealized losses in this portfolio were approximately $4.9 million and $906,000, respectively, as of December 31, 2012.
Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the issuers. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation’s equity securities are classified as trading. During 2012, the Corporation entered into an agreement with a private investor to purchase approximately 7% of the outstanding common shares in a single financial institution as a passive investment. As of December 31, 2012, the Corporation's total investment in the common stock of that financial institution had a cost basis of $20.0 million and a fair value of $21.6 million, accounting for approximately 50% of the Corporation's investments in the common stocks of publicly traded financial institutions. No other investment within the Corporation's financial institutions stock portfolio exceeded 5% of the portfolio's fair value.
Another source of equity market price risk is the Corporation’s $52.5 million investment in FHLB stock, which the Corporation is required to own in order to borrow funds from the FHLB. FHLBs obtain funding primarily through the issuance of consolidated obligations of the FHLB system. The U.S. government does not guarantee these obligations, and each of the FHLB banks is, generally, jointly and severally liable for repayment of each other’s debt. The financial stress on the FHLB system appears to be easing and the New York, Pittsburgh and Atlanta regional banks within the FHLB system, to which the Corporation is a member, have resumed redemptions of capital stock. However, the Corporation’s FHLB stock and its ability to obtain FHLB funds could be adversely impacted if the financial health of the FHLB system worsens.
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
Municipal Securities
As of December 31, 2012, the Corporation had $315.5 million of municipal securities issued by various municipalities in its investment portfolio. Ongoing uncertainty with respect to the financial viability of municipal issuers places much greater emphasis on the underlying strength of issuers. Continued pressure on local tax revenues of issuers due to adverse economic conditions could also have an adverse impact on the underlying strength of issuers. The Corporation evaluates existing and potential holdings primarily on the creditworthiness of the issuing municipality and then, to a lesser extent, on the underlying credit enhancement. Municipal securities can be supported by the general obligation of the issuing municipality, meaning they can be repaid by any means available to the issuing municipality. As of December 31, 2012, approximately 95% of municipal securities were supported by the general obligation of corresponding municipalities. Approximately 79% of these securities were school district issuances, which are also supported by the respective states of the issuing municipalities.

Auction Rate Securities
As of December 31, 2012, the Corporation’s investments in student loan auction rate securities, also known as auction rate certificates (ARCs), had a cost basis of $174.0 million and a fair value of $149.3 million.
ARCs are long-term securities that were structured to allow their sale in periodic auctions, resulting in both the treatment of ARCs as short-term instruments in normal market conditions and fair values that could be derived based on periodic auction prices. However, beginning in 2008, market auctions for these securities began to fail due to an insufficient number of buyers, resulting in an illiquid market. This illiquidity has resulted in recent market prices that represent forced liquidations or distressed sales and do not provide an accurate basis for fair value. Therefore, as of December 31, 2012, the fair values of the ARCs were derived using significant unobservable inputs based on an expected cash flows model which produced fair values which were materially different from those that would be expected from settlement of these investments in the illiquid market that presently exists. The expected cash flow model, prepared by a third-party valuation expert, produced fair values which assumed a return to market liquidity sometime within the next five years. Expected cash flows models performed prior to June 2012 assumed a return to market liquidity sometime within the next three years. The three year expected term was based on the Corporation's assumption that market liquidity would resume, in some form, within a relatively short period of time. Although there has been a significant reduction in the Corporation's outstanding ARCs due to redemptions in 2011 and 2012, a more protracted period of sporadic trust refinancing and periodic tenders of bonds is expected. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid.
The credit quality of the underlying debt associated with the ARCs is also a factor in the determination of their estimated fair value. As of December 31, 2012, approximately $138 million, or 93%, of the ARCs were rated above investment grade, with approximately $8 million, or 5%, AAA rated and $96 million, or 64%, AA rated. Approximately $11 million, or 7%, of ARCs were either not rated or rated below investment grade by at least one ratings agency. Of this amount, approximately $8 million, or 73%, of the loans underlying these ARCs have principal payments which are guaranteed by the federal government. In total, approximately $145 million, or 98%, of the loans underlying the ARCs have principal payments which are guaranteed by the federal government. At December 31, 2012, all ARCs were current and making scheduled interest payments. During 2012, ARCs with a par value of $70.5 million were called by their issuers at par value.
During the year ended December 31, 2012, the Corporation recorded $434,000 of other-than-temporary impairment charges for two individual ARCs from the same issuer based on an expected cash flow model. As of December 31, 2012, after other-than-temporary impairment charges, the two other-than-temporarily impaired ARCs had a cost basis of $2.0 million and a fair value of $688,000. These other-than-temporarily impaired ARCs have principal payments supported by non-guaranteed private student loans, as opposed to federally guaranteed student loans. In addition, the student loans underlying these other-than-temporarily impaired ARCs had actual defaults of approximately 24%, resulting in an erosion of parity levels, or the ratio of total underlying ARC collateral to total bond values, to approximately 77% as of December 31, 2012. Additional impairment charges for ARCs may be necessary depending upon the performance of the individual investments held by the Corporation.
Corporate Debt Securities
The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities and subordinated debt issued by financial institutions, as presented in the following table as of December 31, 2012:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Single-issuer trust preferred securities	$56,834	$51,656
Subordinated debt	47,286	51,747
Pooled trust preferred securities	5,530	6,927
Corporate debt securities issued by financial institutions	$109,650	$110,330

The fair values for pooled trust preferred securities and certain single-issuer trust preferred securities were based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers.

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $5.2 million as of December 31, 2012. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities in 2012, 2011 or 2010. The Corporation held eight single-issuer trust preferred securities that were rated below investment grade by at least one ratings agency, with an amortized cost of $22.9 million and an estimated fair value of $22.3 million as of December 31, 2012. The majority of the single-issuer trust preferred securities rated below investment grade were rated BB or Ba. Single-issuer trust preferred securities with an amortized cost of $4.7 million and an estimated fair value of $3.4 million as of December 31, 2012 were not rated by any ratings agency.
The Corporation held ten pooled trust preferred securities as of December 31, 2012. Nine of these securities, with an amortized cost of $5.4 million and an estimated fair value of $6.8 million, were rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. For each of the nine pooled trust preferred securities rated below investment grade, the class of securities held by the Corporation was below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool.
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
During 2012, the Corporation recorded $19,000 of other-than-temporary impairment charges for pooled trust preferred securities. Additional impairment charges for corporate debt securities issued by financial institutions may be necessary in the future depending upon the performance of the individual investments held by the Corporation.
See Note C, "Investment Securities," in the Notes to Consolidated Financial Statements for further discussion related to the Corporation’s other-than-temporary impairment evaluations for debt securities and see Note R, "Fair Value Measurements," in the Notes to Consolidated Financial Statements for further discussion related to the fair values of debt securities.
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
The consolidated statements of cash flows provide details related to the Corporation’s sources and uses of cash. The Corporation generated $296.3 million in cash from operating activities during 2012, mainly due to net income, as adjusted for non-cash charges, most notably the provision for credit losses. Investing activities resulted in a net cash outflow of $320.1 million in 2012 due mainly to a net increase in loans. Financing activities resulted in a net cash outflow of $12.5 million in 2012 due to a decrease in time deposits, repayments of long-term debt, dividends paid on common shares outstanding and acquisitions of treasury stock exceeding cash inflows from a net increase in demand and savings deposits and short-term borrowings.
Liquidity must also be managed at the Fulton Financial Corporation parent company level. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from subsidiary banks to the parent company in the form of loans and dividends. Generally, these limitations are based on the subsidiary banks’ regulatory capital levels and their net income. The Corporation meets its cash needs through dividends and loans from subsidiary banks, and through external borrowings, if necessary. Management continuously monitors the liquidity and capital needs of the Corporation at the parent company level and will implement appropriate strategies, as necessary, to meet regulatory capital requirements and to meet its cash needs.
As of December 31, 2012, liquid assets (defined as cash and due from banks, short-term investments, deposits in other financial institutions, Federal funds sold, loans held for sale and securities available for sale) totaled $3.1 billion, or 18.9% of total assets, as compared to $3.0 billion, or 18.4% of total assets, as of December 31, 2011.

The following table presents the expected maturities of available for sale investment securities, at estimated fair value, as of December 31, 2012 and the weighted average yields of such securities (calculated based on historical cost):

	MATURING
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
U.S. Government securities	$325	0.17%	$—	—%	$—	—%	$—	—%
U.S. Government sponsored agency securities (1)	1,963	3.72	108	1.54	157	1.50	169	3.06
State and municipal (2)	37,778	1.94	25,812	4.92	173,860	5.65	78,069	6.27
Auction rate securities (3)	—	—	—	—	—	—	149,339	1.68
Corporate debt securities	—	—	39,086	4.28	13,316	4.34	60,440	3.46
Total	$40,066	2.01%	$65,006	4.54%	$187,333	5.55%	$288,017	3.15%
Collateralized mortgage obligations (4)	$1,211,119	1.86%
Mortgage-backed securities (4)	$879,621	2.62%

(1)
Includes Small Business Administration securities, whose maturities are dependent upon prepayments on the underlying loans. For the purpose of this table, amounts are based upon contractual maturities.

(2)	Weighted average yields on tax-exempt securities have been computed on a fully taxable-equivalent basis assuming a tax rate of 35% and statutory interest expense disallowances.

(3)	Maturities of auction rate securities are based on contractual maturities.

(4)
Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans. For the purpose of this table, the entire balances and weighted average rates are shown in one period.

The Corporation's weighted average yield on its $292,000 of held to maturity mortgage-backed securities outstanding as of December 31, 2012 was 6.27%.
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

The following table presents the approximate contractual maturity and interest rate sensitivity of certain loan types subject to changes in interest rates as of December 31, 2012:

	One Year or Less	One Through Five Years	More Than Five Years	Total
	(in thousands)
Commercial, financial and agricultural:
Adjustable and floating rate	$634,143	$1,921,880	$373,198	$2,929,221
Fixed rate	189,568	329,146	164,130	682,844
Total	$823,711	$2,251,026	$537,328	$3,612,065
Real estate – mortgage (1):
Adjustable and floating rate	$1,056,834	$2,944,480	$1,821,138	$5,822,452
Fixed rate	430,759	863,836	436,760	1,731,355
Total	$1,487,593	$3,808,316	$2,257,898	$7,553,807
Real estate – construction:
Adjustable and floating rate	$198,490	$166,230	$84,908	$449,628
Fixed rate	80,429	10,914	43,147	134,490
Total	$278,919	$177,144	$128,055	$584,118

(1)	Includes commercial mortgages, residential mortgages and home equity loans.

Contractual maturities of time deposits of $100,000 or more outstanding as of December 31, 2012 were as follows (in thousands):

Three months or less	$222,614
Over three through six months	233,718
Over six through twelve months	406,376
Over twelve months	366,881
Total	$1,229,589

The Corporation maintains liquidity sources in the form of "core" demand and savings deposits, time deposits in various denominations, including jumbo time deposits, repurchase agreements and short-term promissory notes. The Corporation can access additional liquidity from these sources, if necessary, by increasing interest rates.
Borrowing availability with the FHLB and Federal Reserve Bank, along with Federal funds lines at various correspondent banks, provides the Corporation with additional liquidity.
Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of December 31, 2012, the Corporation had $524.8 million of term advances outstanding from the FHLB with an additional borrowing capacity of approximately $1.4 billion under these facilities.

As of December 31, 2012, the Corporation had aggregate availability under Federal funds lines of $1.8 billion, with $592.5 million outstanding. A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of December 31, 2012 and 2011, the Corporation had $1.9 billion and $1.7 billion, respectively, of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

The following table provides information about the Corporation's interest rate sensitive financial instruments as of December 31, 2012. The table presents expected cash flows and weighted average rates for each of the Corporation’s significant interest rate sensitive financial instruments, by expected maturity period. None of the Corporation's financial instruments are classified as trading. All dollars amounts are in thousands.

	Expected Maturity Period							Estimated Fair Value
	2013	2014	2015	2016	2017	Beyond	Total
Fixed rate loans (1)	$1,042,855	$473,828	$392,968	$283,616	$261,429	$430,375	$2,885,071	$2,949,758
Average rate	3.80%	5.19%	5.15%	5.08%	5.22%	4.95%	4.64%
Floating rate loans (1) (2)	2,120,554	1,395,653	1,145,148	986,900	1,311,625	2,281,260	9,241,140	9,159,158
Average rate	4.36%	4.32%	4.28%	4.19%	4.00%	4.47%	4.30%
Fixed rate investments (3)	602,435	422,215	292,128	229,451	177,549	674,177	2,397,955	2,465,404
Average rate	2.96%	3.05%	3.14%	3.14%	3.31%	3.18%	3.10%
Floating rate investments (3)	—	—	174,118	4,926	4,942	52,107	236,093	206,050
Average rate	—	—	2.18%	1.01%	0.99%	2.74%	2.25%
Other interest-earning assets	241,156	—	—	—	—	—	241,156	241,156
Average rate	1.14%	—	—	—	—	—	1.14%
Total	$4,007,000	$2,291,696	$2,004,362	$1,504,893	$1,755,545	$3,437,919	$15,001,415	$15,021,526
Average rate	3.82%	4.26%	4.10%	4.19%	4.11%	4.25%	4.09%

Fixed rate deposits (4)	$1,884,571	$540,277	$265,881	$91,892	$68,750	$34,439	$2,885,810	$2,915,532
Average rate	1.01%	1.33%	1.92%	1.75%	1.49%	1.96%	1.20%
Floating rate deposits (5)	4,695,334	651,644	429,508	360,724	310,237	131,159	6,578,606	6,578,606
Average rate	0.19%	0.14%	0.13%	0.12%	0.11%	0.19%	0.17%
Fixed rate borrowings (6)	7,291	6,060	151,102	236,521	315,444	161,339	877,757	849,110
Average rate	3.16%	5.49%	4.57%	4.00%	4.85%	6.07%	4.79%
Floating rate borrowings (7)	868,399	—	—	—	—	16,496	884,895	872,836
Average rate	0.16%	—	—	—	—	2.59%	0.20%
Total	$7,455,595	$1,197,981	$846,491	$689,137	$694,431	$343,433	$11,227,068	$11,216,084
Average rate	0.40%	0.71%	1.48%	1.67%	2.40%	3.25%	0.80%

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments. Excludes $18.4 million of overdraft balances.

(2)	Line of credit amounts are based on historical cash flow assumptions, with an average life of approximately 5 years.

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
Included within the $9.2 billion of floating rate loans above are $3.9 billion of loans, or 42.4% of the total, that float with the prime interest rate, $1.5 billion, or 16.3%, of loans which float with other interest rates, primarily the London Interbank Offered Rate (LIBOR), and $3.8 billion, or 41.3%, of adjustable rate loans. The $3.8 billion of adjustable rate loans include loans that are fixed rate instruments for a certain period of time, and then convert to floating rates.

The following table presents the percentage of adjustable rate loans, at December 31, 2012, stratified by the period until their next repricing:

Fixed Rate Term	Percent of Total Adjustable Rate Loans
One year	34.0%
Two years	19.1
Three years	14.8
Four years	14.9
Five years	11.4
Greater than five years	5.8
As of December 31, 2012, approximately $5.8 billion of loans had interest rate floors, with approximately $3.3 billion priced at their interest rate floor. Of this total, approximately $2.5 billion are scheduled to reprice during the next twelve months. The weighted average interest rate increase that would be necessary for these loans to begin repricing to higher rates was approximately 0.70%.
The Corporation uses three complementary methods to measure and manage interest rate risk. They are static gap analysis, simulation of earnings, and estimates of economic value of equity. Using these measurements in tandem provides a reasonably comprehensive summary of the magnitude of the Corporation's interest rate risk, level of risk as time evolves, and exposure to changes in interest rates.
Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into repricing periods. The sum of assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits having no contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans, mortgage-backed securities and collateralized mortgage obligations are based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative six-month ratio of rate sensitive assets to rate sensitive liabilities (RSA/RSL) to a range of 0.85 to 1.15. As of December 31, 2012, the cumulative six-month ratio of RSA/RSL was 1.10.
Simulation of net interest income and net income is performed for the next twelve-month period. A variety of interest rate scenarios are used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of earnings is used primarily to measure the Corporation’s short-term earnings exposure to interest rate movements. The Corporation’s policy limits the potential exposure of net interest income, in a non-parallel instantaneous shock, to 10% of the base case net interest income for a 100 basis point shock, 15% for a 200 basis point shock and 20% for a 300 basis point shock. A "shock" is an immediate upward or downward movement of interest rates across the yield curve. The shocks do not take into account changes in customer behavior that could result in changes to mix and/or volumes in the balance sheet, nor do they account for competitive pricing over the forward 12-month period.
The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock (1)	Annual change in net interest income	% Change
+300 bp	+ $45.9 million	+ 8.8%
+200 bp	+ $26.8 million	+ 5.1%
+100 bp	+ $ 8.0 million	+ 1.5%
–100 bp	– $19.6 million	– 3.8%

(1)	These results include the effect of implicit and explicit floors that limit further reduction in interest rates.
Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. For a non-parallel instantaneous shock, the policy limit for economic value of equity at risk for every 100 basis point shock movement is 10% of the economic value of equity. As of December 31, 2012, the Corporation was within economic value of equity policy limits for every 100 basis point shock.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per-share data)

	December 31
	2012	2011
Assets
Cash and due from banks	$256,300	$292,598
Interest-bearing deposits with other banks	173,257	175,336
Loans held for sale	67,899	47,009
Investment securities:
Held to maturity (estimated fair value of $319 in 2012 and $6,699 in 2011)	292	6,669
Available for sale	2,793,725	2,673,298
Loans, net of unearned income	12,144,604	11,968,970
Less: Allowance for loan losses	(223,903)	(256,471)
Net Loans	11,920,701	11,712,499
Premises and equipment	227,723	212,274
Accrued interest receivable	45,786	51,098
Goodwill	530,656	536,005
Intangible assets	4,907	8,204
Other assets	506,907	655,518
Total Assets	$16,528,153	$16,370,508
Liabilities
Deposits:
Noninterest-bearing	$3,008,675	$2,588,034
Interest-bearing	9,464,416	9,937,705
Total Deposits	12,473,091	12,525,739
Short-term borrowings:
Federal funds purchased	592,470	253,470
Other short-term borrowings	275,929	343,563
Total Short-Term Borrowings	868,399	597,033
Accrued interest payable	19,330	25,686
Other liabilities	191,424	189,362
Federal Home Loan Bank advances and long-term debt	894,253	1,040,149
Total Liabilities	14,446,497	14,377,969
Shareholders’ Equity
Common stock, $2.50 par value, 600 million shares authorized, 216.8 million shares issued in 2012 and 216.2 million shares issued in 2011	542,093	540,386
Additional paid-in capital	1,426,267	1,423,727
Retained earnings	363,937	264,059
Accumulated other comprehensive income	5,675	7,955
Treasury stock, 17.6 million shares in 2012 and 16.0 million shares in 2011	(256,316)	(243,588)
Total Shareholders’ Equity	2,081,656	1,992,539
Total Liabilities and Shareholders’ Equity	$16,528,153	$16,370,508

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per-share data)

	2012	2011	2010
Interest Income
Loans, including fees	$564,616	$596,390	$629,410
Investment securities:
Taxable	67,349	80,184	96,237
Tax-exempt	10,362	12,039	13,333
Dividends	2,927	2,769	2,800
Loans held for sale	2,064	1,958	3,088
Other interest income	178	358	505
Total Interest Income	647,496	693,698	745,373
Interest Expense
Deposits	56,895	83,083	122,359
Short-term borrowings	1,068	746	1,455
Long-term debt	45,205	49,709	62,813
Total Interest Expense	103,168	133,538	186,627
Net Interest Income	544,328	560,160	558,746
Provision for credit losses	94,000	135,000	160,000
Net Interest Income After Provision for Credit Losses	450,328	425,160	398,746
Non-Interest Income
Service charges on deposit accounts	61,502	58,078	58,592
Mortgage banking income	44,600	25,674	29,304
Other service charges and fees	44,345	47,482	45,023
Investment management and trust services	38,239	36,483	34,173
Gain on sale of Global Exchange	6,215	—	—
Other	18,697	15,449	14,527
Investment securities gains (losses), net:
Other-than-temporary impairment losses	(1,107)	(1,997)	(14,519)
Less: Portion of loss (gain) recognized in other comprehensive loss (before taxes)	298	(913)	568
Net other-than-temporary impairment losses	(809)	(2,910)	(13,951)
Net gains on sales of investment securities	3,835	7,471	14,652
Investment securities gains, net	3,026	4,561	701
Total Non-Interest Income	216,624	187,727	182,320
Non-Interest Expense
Salaries and employee benefits	243,915	227,435	216,487
Net occupancy expense	44,663	44,003	43,533
Other outside services	15,310	7,851	7,431
Data processing	14,936	13,541	13,263
Equipment expense	14,243	12,870	11,692
FDIC insurance expense	11,996	14,480	19,715
Professional fees	11,522	12,159	11,523
Other real estate owned and repossession expense	10,196	8,366	7,441
Software	9,520	8,400	7,554
Operating risk loss	9,454	1,328	3,025
Marketing	8,240	9,667	11,163
Telecommunications	6,884	8,119	8,543
Intangible amortization	3,031	4,257	5,240
FHLB advances prepayment penalty	3,007	—	—
Other	42,589	44,000	41,715
Total Non-Interest Expense	449,506	416,476	408,325
Income Before Income Taxes	217,446	196,411	172,741
Income taxes	57,601	50,838	44,409
Net Income	159,845	145,573	128,332
Preferred stock dividends and discount accretion	—	—	(16,303)
Net Income Available to Common Shareholders	$159,845	$145,573	$112,029
Per Common Share:
Net Income (Basic)	$0.80	$0.73	$0.59
Net Income (Diluted)	0.80	0.73	0.59
Cash Dividends	0.30	0.20	0.12

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	2012	2011	2010
Net Income	$159,845	$145,573	$128,332
Other Comprehensive Income (Loss), net of tax:
Unrealized gain on securities	1,569	8,768	3,994
Reclassification adjustment for securities gains included in net income	(1,967)	(2,964)	(455)
Non-credit related unrealized gain (loss) on other-than-temporarily impaired debt securities	1,330	240	(166)
Unrealized gain on derivative financial instruments	136	136	136
Unrecognized pension and postretirement (cost) income	(4,207)	(10,672)	1,454
Amortization (accretion) of net unrecognized pension and postretirement income (cost)	859	(48)	74
Other Comprehensive Income (Loss)	(2,280)	(4,540)	5,037
Total Comprehensive Income	$157,565	$141,033	$133,369

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Shares Outstanding	Amount		Retained Earnings		Treasury Stock	Total
	(in thousands)
Balance at December 31, 2009	$370,290	176,364	$482,491	$1,257,730	$71,999	$7,458	$(253,486)	$1,936,482
Net income					128,332			128,332
Other comprehensive income						5,037		5,037
Stock issued, including related tax benefits		22,686	56,001	171,201			4,308	231,510
Stock-based compensation awards				1,996				1,996
Redemption of preferred stock and repurchase of common stock warrant	(376,500)			(10,800)				(387,300)
Preferred stock discount accretion	6,210				(6,210)			—
Preferred stock cash dividends					(12,496)			(12,496)
Common stock cash dividends - $0.12 per share					(23,172)			(23,172)
Balance at December 31, 2010	$—	199,050	$538,492	$1,420,127	$158,453	$12,495	$(249,178)	$1,880,389
Net income					145,573			145,573
Other comprehensive loss						(4,540)		(4,540)
Stock issued, including related tax benefits		1,114	1,894	(649)			5,590	6,835
Stock-based compensation awards				4,249				4,249
Common stock cash dividends - $0.20 per share					(39,967)			(39,967)
Balance at December 31, 2011	$—	200,164	$540,386	$1,423,727	$264,059	$7,955	$(243,588)	$1,992,539
Net income					159,845			159,845
Other comprehensive loss						(2,280)		(2,280)
Stock issued, including related tax benefits		1,176	1,707	(2,294)			7,631	7,044
Stock-based compensation awards				4,834				4,834
Acquisition of treasury stock		(2,115)		—			(20,359)	(20,359)
Common stock cash dividends - $0.30 per share					(59,967)			(59,967)
Balance at December 31, 2012	$—	199,225	$542,093	$1,426,267	$363,937	$5,675	$(256,316)	$2,081,656

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$159,845	$145,573	$128,332
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	94,000	135,000	160,000
Depreciation and amortization of premises and equipment	22,575	21,081	20,477
Net amortization of investment security premiums	12,151	6,022	5,178
Deferred income tax expense	17,007	4,378	5,544
Investment securities gains, net	(3,026)	(4,561)	(701)
Gains on sales of mortgage loans	(46,310)	(22,207)	(27,519)
Proceeds from sales of mortgage loans held for sale	1,820,180	1,228,668	1,588,489
Originations of mortgage loans held for sale	(1,800,142)	(1,160,516)	(1,559,526)
Amortization of intangible assets	3,031	4,257	5,240
Gain on sale of Global Exchange	(6,215)	—	—
Stock-based compensation	4,834	4,249	1,996
Excess tax benefits from stock-based compensation	(39)	—	—
Decrease in accrued interest receivable	5,312	2,743	4,674
Decrease (increase) in other assets	19,763	32,084	(9,173)
Decrease in accrued interest payable	(6,356)	(7,647)	(13,263)
Decrease in other liabilities	(328)	(17,126)	(24,939)
Total adjustments	136,437	226,425	156,477
Net cash provided by operating activities	296,282	371,998	284,809
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	257,316	441,961	469,821
Proceeds from maturities of securities held to maturity	390	454	574
Proceeds from maturities of securities available for sale	878,721	667,171	774,403
Purchase of securities held to maturity	(346)	(29)	(215)
Purchase of securities available for sale	(1,129,713)	(984,286)	(954,700)
Decrease (increase) in short-term investments	2,079	(142,039)	(16,706)
Net cash received from sale of Global Exchange	11,834	—	—
Net increase in loans	(302,372)	(189,669)	(102,938)
Net purchases of premises and equipment	(38,024)	(25,339)	(24,290)
Net cash (used in) provided by investing activities	(320,115)	(231,776)	145,949
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	577,964	753,176	974,566
Net decrease in time deposits	(630,612)	(616,018)	(683,899)
Increase (decrease) in short-term borrowings	271,366	(77,044)	(194,863)
Additions to long-term debt	5,700	25,000	47,900
Repayments of long-term debt	(151,596)	(104,610)	(469,223)
Redemption of preferred stock and common stock warrant	—	—	(387,300)
Net proceeds from issuance of common stock	7,005	6,835	231,510
Excess tax benefits from stock-based compensation	39	—	—
Dividends paid	(71,972)	(33,917)	(35,003)
Acquisition of treasury stock	(20,359)	—	—
Net cash used in financing activities	(12,465)	(46,578)	(516,312)
Net (Decrease) Increase in Cash and Due From Banks	(36,298)	93,644	(85,554)
Cash and Due From Banks at Beginning of Year	292,598	198,954	284,508
Cash and Due From Banks at End of Year	$256,300	$292,598	$198,954
Supplemental Disclosures of Cash Flow Information
Cash paid during period for:
Interest	$109,524	$141,185	$199,890
Income taxes	30,985	20,920	42,845

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
The Corporation offers, through its banking subsidiaries, a full range of retail and commercial banking services in Pennsylvania, Delaware, Maryland, New Jersey and Virginia. Industry diversity is the key to the economic well-being of these markets, and the Corporation is not dependent upon any single customer or industry.
In December 2012, the Corporation's Fulton Bank, N.A. subsidiary sold its Global Exchange Group division (Global Exchange) for a gain of $6.2 million. Global Exchange provided international payment solutions to meet the needs of companies, law firms and professionals. The federal tax expense associated with this transaction was $4.0 million due to the write-off of non-deductible goodwill and intangible assets, resulting in an after tax gain on the transaction of $2.2 million.
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
In general, a loan is placed on non-accrual status once it becomes 90 days delinquent as to principal or interest. In certain cases a loan may be placed on non-accrual status prior to being 90 days delinquent if there is an indication that the borrower is having difficulty making payments, or the Corporation believes it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. When interest accruals are discontinued, unpaid interest previously credited to income is reversed. Non-accrual loans may be restored to accrual status when all delinquent principal and interest has been paid currently for six consecutive months or the loan is considered secured and in the process of collection. The Corporation generally applies payments received on non-accruing loans to principal until such time as the principal is paid off, after which time any payments received are recognized as interest income. If the Corporation believes that all amounts outstanding for non-accrual loans will ultimately be collected, payments received subsequent to their classification as non-accrual loans are allocated between interest income and principal.

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
Troubled Debt Restructurings (TDRs): Loans whose terms are modified are classified as TDRs if the Corporation grants the borrowers concessions and it is determined that those borrowers are experiencing financial difficulty. Concessions granted under a TDR typically involve a temporary deferral of scheduled loan payments, an extension of a loan’s stated maturity date or a reduction in the interest rate. As noted above, TDRs as of December 31, 2012 also included loans where the borrower has been discharged in bankruptcy, and have not reaffirmed their loan obligation. Non-accrual TDRs can be restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.
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
Maintaining an adequate allowance for credit losses is dependent upon various factors, including the ability to identify potential problem loans in a timely manner. For commercial loans, commercial mortgages and construction loans to commercial borrowers, an internal risk rating process is used. The Corporation believes that internal risk ratings are the most relevant credit quality indicator for these types of loans. The migration of loans through the various internal risk rating categories is a significant component of the allowance for credit loss methodology, which bases the probability of default on this migration. Risk ratings are initially assigned to loans by loan officers and are reviewed on a regular basis by credit administration staff. The Corporation's loan review officers provide an independent assessment of risk rating accuracy. Ratings change based on the ongoing monitoring procedures performed by credit administration staff, or if specific loan review activities identify a deterioration or an improvement in the loan. While assigning risk ratings involves judgment, the risk rating process allows management to identify riskier credits in a timely manner and to allocate resources to managing troubled accounts.

The following is a summary of the Corporation's internal risk rating categories:

•	Pass: These loans do not currently pose any identified risk and can range from the highest to average quality, depending on the degree of potential risk.

•
Special Mention: These loans constitute an undue and unwarranted credit risk, but not to a point of justifying a classification of substandard. Loans in this category are currently acceptable, but are nevertheless potentially weak.

•
Substandard or Lower: These loans are inadequately protected by current sound worth and paying capacity of the borrower. There exists a well-defined weakness or weaknesses that jeopardize the normal repayment of the debt.

The Corporation does not assign internal risk ratings for smaller balance, homogeneous loans, such as home equity, residential mortgage, consumer, leasing, other and construction loans to individuals secured by residential real estate. For these loans, the most relevant credit quality indicator is delinquency status. The migration of loans through the delinquency status is a significant component of the allowance for credit loss methodology, which bases the probability of default on this migration.
The Corporation’s allowance for credit losses includes: 1) specific allowances allocated to impaired loans evaluated for impairment under the Financial Accounting Standards Board's Accounting Standards Codification (FASB ASC) Section 310-10-35; and 2) allowances calculated for pools of loans measured for impairment under FASB ASC Subtopic 450-20.
A loan is considered to be impaired if the Corporation believes it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. Impaired loans consist of all loans on non-accrual status and accruing TDRs. An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. Impaired loans with balances greater than $1.0 million are evaluated individually for impairment. Impaired loans with balances less than $1.0 million are pooled and measured for impairment collectively.
All loans evaluated for impairment under FASB ASC Section 310-10-35 are measured for losses on a quarterly basis. As of December 31, 2012 and 2011, substantially all of the Corporation’s impaired loans with balances greater than $1.0 million were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate, in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real property.
For loans secured by real estate, estimated fair values are determined primarily through certified third-party appraisals, discounted to arrive at expected sale prices, net of estimated selling costs. When a real estate-secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including: the age of the most recent appraisal; the loan-to-value ratio based on the original appraisal; the condition of the property; the Corporation’s experience and knowledge of the market; the purpose of the loan; environmental factors; payment status; the strength of any guarantors; and the existence and age of other indications of value such as broker price opinions, among others. The Corporation generally obtains updated certified third-party appraisals for impaired loans secured predominately by real estate every 12 months.

As of December 31, 2012 and 2011, approximately 68% and 78%, respectively, of impaired loans with principal balances greater than $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using certified third-party appraisals that had been updated within the preceding 12 months.
When updated certified appraisals are not obtained for loans evaluated for impairment under FASB ASC Section 310-10-35 that are secured by real estate, fair values are estimated based on the original appraisal values, as long as the original appraisal indicated a very strong loan to value position and, in the opinion of the Corporation's internal loan evaluation staff, there has not been a significant deterioration in the collateral value since the original appraisal was performed. Original appraisals are typically used only when the estimated collateral value, as adjusted appropriately for age of appraisal, results in a current loan to value ratio that is lower than the Corporation's loan-to-value requirements for new loans, generally less than 70%.
For impaired loans with principal balances greater than $1.0 million secured by non-real estate collateral, such as accounts receivable or inventory, estimated fair values are determined based on borrower financial statements, inventory listings, accounts receivable agings or borrowing base certificates. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. Liquidation or collection discounts are applied to these assets based upon existing loan evaluation policies.
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

The Corporation segments its loan portfolio by general loan type, or "portfolio segments," as presented in the table under the heading, "Loans, Net of Unearned Income," within Note D, "Loans and Allowance for Credit Losses." Certain portfolio segments are further disaggregated and evaluated collectively for impairment based on "class segments," which are largely based on the type of collateral underlying each loan. For commercial loans, class segments include loans secured by collateral and unsecured loans. Construction loan class segments include loans secured by commercial real estate, loans to commercial borrowers secured by residential real estate and loans to individuals secured by residential real estate. Consumer loan class segments are based on collateral types and include direct consumer installment loans and indirect automobile loans.

The Corporation calculates allowance allocation needs for loans measured under FASB ASC Subtopic 450-20 through the following procedures:

•
The loans are segmented into pools with similar characteristics, as noted above. Commercial loans, commercial mortgages and certain construction loans are further segmented into separate pools based on internally assigned risk ratings. Residential mortgages, home equity loans, consumer loans, and lease receivables are further segmented into separate pools based on delinquency status.

•
A loss rate is calculated for each pool through a regression analysis based on historical losses as loans migrate through the various risk rating or delinquency categories. Estimated loss rates are based on a probability of default (PD) and a loss given default (LGD).

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
Effective April 1, 2011, the Corporation revised and enhanced its allowance for credit loss methodology. The significant revisions to the methodology included: a change in the identification of impaired loans to include only non-accrual loans and TDRs, as opposed to also including certain accruing loans with risk ratings of substandard or worse; more frequent quarterly evaluations of impaired loans; and a change in the determination of allocation needs for non-impaired loans through the use of a regression analysis, as opposed to a computation based solely on historical weighted average charge-off rates.
The Corporation’s total allowance for credit losses did not change as a result of implementing its new allowance for credit loss methodology. The change in methodology increased the number of loans evaluated for impairment under FASB ASC Section 450-20 and reduced the number of loans evaluated for impairment under FASB ASC Section 310-10-35. In addition, the change in methodology resulted in shifts in allocations by loan type. See Note D, "Loans and Allowance for Credit Losses," for additional details.
Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization is generally computed using the straight-line method over the estimated useful lives of the related assets, which are a maximum of 50 years for buildings and improvements, eight years for furniture and five years for equipment. Leasehold improvements are amortized over the shorter of the useful life or the non-cancelable lease term. Interest costs incurred during the construction of major bank premises are capitalized.
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
Mortgage Servicing Rights: The estimated fair value of mortgage servicing rights (MSRs) related to residential mortgage loans sold and serviced by the Corporation is recorded as an asset upon the sale of such loans. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans.
MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined through a discounted cash flows valuation. Significant inputs to the valuation include expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections for mortgage-backed securities with rates and terms comparable to the loans underlying the MSRs. To the extent the amortized cost of the MSRs exceeds their estimated fair value, a valuation allowance is established through a charge against servicing income, included as a component of mortgage banking income on the consolidated statements of income. If the Corporation determines, based on subsequent valuations, that impairment no longer exists, then the valuation allowance is reduced through an increase to servicing income.
Derivative Financial Instruments: The Corporation manages its exposure to certain interest rate and foreign currency risks through the use of derivatives. None of the Corporation's outstanding derivative contracts are designated as hedges and are not entered into for speculative purposes. Derivative instruments are carried at fair value, with changes in fair values recognized directly in earnings as components of non-interest income and non-interest expense on the Corporation's consolidated statements of income.
Derivative contracts create counterparty credit risk with both the Corporation's customers and with institutional derivative counterparties. The Corporation manages this credit risk through its credit approval processes, monitoring procedures and obtaining adequate collateral, when appropriate.
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
Interest Rate Swaps
The Corporation enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate. The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. These interest rate swaps are derivative financial instruments that are recorded at their fair values within other assets and liabilities on the consolidated balance sheets. Changes in fair value during the period are recorded within other service charges and fees on the consolidated statements of income.
Foreign Exchange Contracts
The Corporation enters into foreign exchange contracts to accommodate the needs of its customers. Foreign exchange contracts are commitments to buy or sell foreign currency on a future date at a contractual price. The Corporation offsets its foreign exchange contract exposure with customers by entering into contracts with third-party correspondent financial institutions to mitigate its exposure to fluctuations in foreign currency exchange rates. The Corporation also holds certain amounts of foreign currency with international correspondent banks. At any given time, the total net foreign currency open positions, which include all outstanding contracts and foreign account balances, is less than $500,000. Gross derivative assets and liabilities are recorded within other assets and other liabilities, respectively, on the consolidated balance sheets, with changes in fair value during the period recorded within other service charges and fees on the consolidated statements of income.
Fair Value Option: FASB ASC Subtopic 825-10 permits entities to measure many financial instruments and certain other items at fair value and requires certain disclosures for items for which the fair value option is applied.
The Corporation has elected to record mortgage loans held for sale at fair value to more accurately reflect the results of its mortgage banking activities in its consolidated financial statements. Derivative financial instruments related to these activities are also recorded at fair value, as detailed under the heading "Derivative Financial Instruments" above. The Corporation determines fair value for its mortgage loans held for sale based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. Changes in fair value during the period are recorded as components of mortgage banking income on the consolidated statements of income. Interest income earned on mortgage loans held for sale is classified within interest income on the consolidated statements of income.

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
The Corporation accounts for uncertain tax positions by applying a recognition threshold and measurement attribute for tax positions taken or expected to be taken on a tax return. Recognition and measurement of tax positions is based on management’s evaluations of relevant tax code and appropriate industry information about audit proceedings for comparable positions at other organizations. Virtually all of the Corporation’s unrecognized tax benefits are for positions that are taken on an annual basis on state tax returns. Increases to unrecognized tax benefits will occur as a result of accruing for the nonrecognition of the position for the current year. Decreases will occur as a result of the lapsing of the statute of limitations for the oldest outstanding year which includes the position or through settlements of positions with the tax authorities.
Stock-Based Compensation: The Corporation grants equity awards to employees, consisting of stock options and restricted stock, under its 2004 Stock Option and Compensation Plan (Employee Option Plan). In addition, employees may purchase shares of the Corporation’s common stock under the Corporation's Employee Stock Purchase Plan (ESPP).
The Corporation also grants restricted stock to non-employee members of the board of directors under its 2011 Directors' Equity Participation Plan (Directors' Plan). Under the Directors' Plan, the Corporation can grant equity awards to non-employee holding company and subsidiary bank directors in the form of stock options, restricted stock or common stock.
Compensation expense is equal to the fair value of the stock-based compensation awards, net of estimated forfeitures, and is recognized over the vesting period of such awards. The vesting period represents the period during which employees are required to provide service in exchange for such awards.

Stock option fair values are estimated through the use of the Black-Scholes valuation methodology as of the date of grant. Stock options carry terms of up to ten years. Restricted stock fair values are equal to the average trading price of the Corporation’s stock on the date of grant. Restricted stock awards earn dividends during the vesting period, which are forfeitable if the awards do not vest. Stock options and restricted stock under the Employee Option Plan have historically been granted annually and become fully vested over or after a three year period. Restricted stock awards granted under the Directors' Plan generally vest one year from the date of grant. Certain events, as defined in the Employee Option Plan and the Directors' Plan, result in the acceleration of the vesting of both stock options and restricted stock.
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

	2012	2011	2010
	(in thousands)
Weighted average common shares outstanding (basic)	199,067	198,912	190,860
Impact of common stock equivalents	972	746	537
Weighted average common shares outstanding (diluted)	200,039	199,658	191,397

In 2012, 2011 and 2010, 5.2 million, 5.2 million and 5.5 million stock options, respectively, were excluded from the diluted earnings per share computation as their effect would have been anti-dilutive.
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
Business Combinations and Intangible Assets: The Corporation accounts for its acquisitions using the purchase accounting method. Purchase accounting requires that all assets acquired and liabilities assumed, including certain intangible assets that must be recognized, be recorded at their estimated fair values as of the acquisition date. Any purchase price exceeding the fair value of net assets acquired is recorded as goodwill.
Goodwill is not amortized to expense, but is tested for impairment at least annually. A quantitative annual impairment test is not required if, based on a qualitative analysis, the Corporation determines that the existence of events and circumstances indicate that it is more likely than not that goodwill is not impaired. Write-downs of the balance, if necessary as a result of the impairment test, are charged to expense in the period in which goodwill is determined to be impaired. The Corporation performs its annual test of goodwill impairment as of October 31st of each year. If certain events occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur. Based on the results of its annual impairment test, the Corporation concluded that there was no impairment in 2012, 2011 or 2010. See Note F, "Goodwill and Intangible Assets," for additional details.

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
The Parent Company owns all of the common stock of four subsidiary trusts, which have issued securities (Trust Preferred Securities) in conjunction with the Parent Company issuing junior subordinated deferrable interest debentures to the trusts. The terms of the junior subordinated deferrable interest debentures are the same as the terms of the Trust Preferred Securities. The Parent Company’s obligations under the debentures constitute a full and unconditional guarantee by the Parent Company of the obligations of the trusts. The provisions of FASB ASC Topic 810 related to subsidiary trusts, as interpreted by the SEC, disallow consolidation of subsidiary trusts in the financial statements of the Corporation. As a result, Trust Preferred Securities are not included on the Corporation’s consolidated balance sheets. The junior subordinated debentures issued by the Parent Company to the subsidiary trusts, which have the same total balance and rate as the combined equity securities and Trust Preferred Securities issued by the subsidiary trusts, remain in long-term debt. See Note I, "Short-Term Borrowings and Long-Term Debt," for additional information.
The Corporation has made certain Tax Credit Investments under various Federal programs that promote investment in low and moderate income housing and local economic development. Tax Credit Investments are amortized under the effective yield method over the life of the Federal income tax credits generated as a result of such investments, generally six to ten years. As of December 31, 2012 and 2011, the Corporation’s Tax Credit Investments, included in other assets on the consolidated balance sheets, totaled $119.4 million and $118.4 million, respectively. The net income tax benefit associated with these investments was $9.6 million, $8.5 million and $5.7 million in 2012, 2011 and 2010, respectively. None of the Corporation’s Tax Credit Investments were consolidated based on FASB ASC Topic 810 as of December 31, 2012 or 2011.
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

The Corporation has categorized all assets and liabilities required to be measured at fair value on both a recurring and nonrecurring basis into the above three levels. See Note R, "Fair Value Measurements," for additional details.
New Accounting Standard: In February 2013, the FASB issued ASC Update 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASC Update 2013-02 clarifies the requirements for the reporting of reclassifications out of accumulated other comprehensive income. For items reclassified out of accumulated other comprehensive income and into net income in their entirety, companies must disclose the effect of the reclassification on each affected statement of income line item. For all other reclassifications, companies must cross reference to other required U.S. GAAP disclosures. This standards update is effective for the first interim period beginning on or after December 15, 2012. For the Corporation, this standards update is effective in connection with its March 31, 2013 interim filing on Form 10-Q. The adoption of ASC Update 2013-02 will not materially impact the Corporation's financial statements.
Reclassifications: Certain amounts in the 2011 and 2010 consolidated financial statements and notes have been reclassified to conform to the 2012 presentation.

NOTE B – RESTRICTIONS ON CASH AND DUE FROM BANKS
The Corporation’s subsidiary banks are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against their deposit liabilities. The amounts of such reserves as of December 31, 2012 and 2011 were $101.8 million and $120.8 million, respectively.

NOTE C – INVESTMENT SECURITIES
The following tables present the amortized cost and estimated fair values of investment securities as of December 31:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
2012 Held to Maturity
Mortgage-backed securities	$292	$27	$—	$319

2012 Available for Sale
Equity securities	$118,465	$5,016	$(918)	$122,563
U.S. Government securities	325	—	—	325
U.S. Government sponsored agency securities	2,376	21	—	2,397
State and municipal securities	301,842	13,763	(86)	315,519
Corporate debt securities	112,162	7,858	(7,178)	112,842
Collateralized mortgage obligations	1,195,234	16,008	(123)	1,211,119
Mortgage-backed securities	847,790	31,831	—	879,621
Auction rate securities	174,026	—	(24,687)	149,339
	$2,752,220	$74,497	$(32,992)	$2,793,725
2011 Held to Maturity
U.S. Government sponsored agency securities	$5,987	$—	$(14)	$5,973
State and municipal securities	179	—	—	179
Mortgage-backed securities	503	44	—	547
	$6,669	$44	$(14)	$6,699
2011 Available for Sale
Equity securities	$117,486	$2,383	$(2,819)	$117,050
U.S. Government securities	334	—	—	334
U.S. Government sponsored agency securities	3,987	87	(1)	4,073
State and municipal securities	306,186	15,832	—	322,018
Corporate debt securities	132,855	4,979	(14,528)	123,306
Collateralized mortgage obligations	982,851	19,186	(828)	1,001,209
Mortgage-backed securities	848,675	31,837	(415)	880,097
Auction rate securities	240,852	120	(15,761)	225,211
	$2,633,226	$74,424	$(34,352)	$2,673,298

Securities carried at $1.8 billion as of December 31, 2012 and December 31, 2011 were pledged as collateral to secure public and trust deposits and customer repurchase agreements.

Available for sale equity securities include restricted investment securities issued by the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank totaling $71.7 million and $82.5 million as of December 31, 2012 and 2011, respectively, common stocks of financial institutions ($44.2 million at December 31, 2012 and $27.9 million at December 31, 2011) and other equity investments ($6.7 million at December 31, 2012 and 2011).
As of December 31, 2012, the financial institutions stock portfolio had a cost basis of $40.1 million and a fair value of $44.2 million. During 2012, the Corporation entered into an agreement with a private investor to purchase approximately 7% of the outstanding common shares in a single financial institution as a passive investment. As of December 31, 2012, the Corporation's total investment in the common stock of that financial institution had a cost basis of $20.0 million and a fair value of $21.6 million. This investment accounted for approximately 50% of the Corporation's investments in the common stocks of publicly traded financial institutions. No other investment within the Corporation's financial institutions stock portfolio exceeded 5% of the portfolio's fair value.

The amortized cost and estimated fair value of debt securities as of December 31, 2012, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$—	$—	$40,009	$40,066
Due from one year to five years	—	—	60,710	65,006
Due from five years to ten years	—	—	176,212	187,333
Due after ten years	—	—	313,800	288,017
	—	—	590,731	580,422
Collateralized mortgage obligations	—	—	1,195,234	1,211,119
Mortgage-backed securities	292	319	847,790	879,621
	$292	$319	$2,633,755	$2,671,162
The following table presents information related to gains and losses on the sales of equity and debt securities, and losses recognized for other-than-temporary impairment of investments:

	Gross Realized Gains	Gross Realized Losses	Other- than- temporary Impairment Losses	Net Gains (Losses)
	(in thousands)
2012:
Equity securities	$1,215	$—	$(356)	$859
Debt securities	2,620	—	(453)	2,167
Total	$3,835	$—	$(809)	$3,026
2011:
Equity securities	$835	$—	$(1,212)	$(377)
Debt securities	6,655	(19)	(1,698)	4,938
Total	$7,490	$(19)	$(2,910)	$4,561
2010:
Equity securities	$2,424	$(706)	$(1,982)	$(264)
Debt securities	13,005	(71)	(11,969)	965
Total	$15,429	$(777)	$(13,951)	$701

The following table presents a summary of other-than-temporary impairment charges recorded as components of investment securities gains on the consolidated statements of income, by investment security type:

	2012	2011	2010
	(in thousands)
Equity securities - financial institution stocks	$356	$1,212	$1,982
Pooled trust preferred securities	19	1,406	11,969
Auction rate securities	434	292	—
Total debt securities	453	1,698	11,969
Total other-than-temporary impairment charges	$809	$2,910	$13,951

The $356,000 other-than-temporary impairment charge related to financial institutions stocks in 2012 was due to the severity and duration of the declines in fair values of certain bank stock holdings, in conjunction with management’s evaluation of the near-term prospects of each specific issuer. As of December 31, 2012, after other-than-temporary impairment charges, the financial institution stock portfolio had an adjusted cost basis of $40.1 million and a fair value of $44.2 million.

The credit related other-than-temporary impairment charges for debt securities during 2012 included $19,000 for investments in pooled trust preferred securities issued by financial institutions and $434,000 for investments in student loan auction rate securities, also known as auction rate certificates (ARCs). The credit related other-than-temporary impairment charges for debt securities were determined based on expected cash flows models.
The following table presents a summary of the cumulative credit related other-than-temporary impairment charges, recognized as components of earnings, for debt securities still held by the Corporation at December 31:

	2012	2011	2010
	(in thousands)
Balance of cumulative credit losses on debt securities, beginning of year	$(22,781)	$(27,560)	$(15,612)
Additions for credit losses recorded which were not previously recognized as components of earnings	(453)	(1,698)	(11,969)
Reductions for securities sold	—	6,400	—
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	155	77	21
Balance of cumulative credit losses on debt securities, end of year	$(23,079)	$(22,781)	$(27,560)

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2012:

	Less Than 12 months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
State and municipal securities	$9,441	$(86)	$—	$—	$9,441	$(86)
Corporate debt securities	—	—	44,877	(7,178)	44,877	(7,178)
Collateralized mortgage obligations	50,274	(67)	13,058	(56)	63,332	(123)
Auction rate securities	12,303	(717)	137,035	(23,970)	149,338	(24,687)
Total debt securities	72,018	(870)	194,970	(31,204)	266,988	(32,074)
Equity securities	2,146	(199)	5,508	(719)	7,654	(918)
	$74,164	$(1,069)	$200,478	$(31,923)	$274,642	$(32,992)

The Corporation’s mortgage-backed securities and collateralized mortgage obligations have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the decline in market value of collateralized mortgage obligations is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation does not consider those investments to be other-than-temporarily impaired as of December 31, 2012.
The unrealized holding losses on ARCs are attributable to liquidity issues resulting from the failure of periodic auctions. Fulton Financial Advisors (FFA), the investment management and trust division of the Corporation’s Fulton Bank, N.A. subsidiary, held ARCs for some of its customers’ accounts. FFA had previously purchased ARCs for customers as short-term investments with fair values that could be derived based on periodic auctions under normal market conditions. During 2009 and 2010, the Corporation purchased ARCs from customers due to the failure of these periodic auctions, which made these previously short-term investments illiquid.
As of December 31, 2012, approximately $138 million, or 93%, of the ARCs were rated above investment grade, with approximately $8 million, or 5%, AAA rated and $96 million, or 64%, AA rated. Approximately $11 million, or 7%, of ARCs were either not rated or rated below investment grade by at least one ratings agency. Of this amount, approximately $8 million, or 73%, of the loans underlying these ARCs have principal payments which are guaranteed by the federal government. In total, approximately $145 million, or 98%, of the loans underlying the ARCs have principal payments which are guaranteed by the federal government. At December 31, 2012, all ARCs were current and making scheduled interest payments. Because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation does not consider these investments to be other-than-temporarily impaired as of December 31, 2012.

During the year ended December 31, 2012, the Corporation recorded $434,000 of other-than-temporary impairment charges for two individual ARCs by the same issuer based on an expected cash flow model. These other-than-temporarily impaired ARCs have principal payments supported by non-guaranteed private student loans, as opposed to federally guaranteed student loans.
As noted above, for its investments in stocks of financial institutions, management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider those investments with unrealized holding losses as of December 31, 2012 to be other-than-temporarily impaired.
The majority of the Corporation’s available for sale corporate debt securities are issued by financial institutions. The following table presents the amortized cost and estimated fair values of corporate debt securities as of December 31:

	2012		2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Single-issuer trust preferred securities	$56,834	$51,656	$83,899	$74,365
Subordinated debt	47,286	51,747	40,184	41,296
Pooled trust preferred securities	5,530	6,927	6,236	5,109
Corporate debt securities issued by financial institutions	109,650	110,330	130,319	120,770
Other corporate debt securities	2,512	2,512	2,536	2,536
Available for sale corporate debt securities	$112,162	$112,842	$132,855	$123,306

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $5.2 million as of December 31, 2012. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities in 2012, 2011 or 2010. The Corporation held eight single-issuer trust preferred securities that were rated below investment grade by at least one ratings agency, with an amortized cost of $22.9 million and an estimated fair value of $22.3 million as of December 31, 2012. The majority of the single-issuer trust preferred securities rated below investment grade were rated BB or Ba. Single-issuer trust preferred securities with an amortized cost of $4.7 million and an estimated fair value of $3.4 million as of December 31, 2012 were not rated by any ratings agency.
The Corporation held ten pooled trust preferred securities as of December 31, 2012. Nine of these securities, with an amortized cost of $5.4 million and an estimated fair value of $6.8 million, were rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. For each of the nine pooled trust preferred securities rated below investment grade, the class of securities held by the Corporation was below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool. The Corporation determines the fair value of pooled trust preferred securities based on quotes provided by third-party brokers.

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
Based on management's evaluations, corporate debt securities with a fair value of $112.8 million were not subject to any additional other-than-temporary impairment charges as of December 31, 2012. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be maturity.

NOTE D – LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans, net of unearned income
Loans, net of unearned income are summarized as follows as of December 31:

	2012	2011
	(in thousands)
Real estate – commercial mortgage	$4,664,426	$4,602,596
Commercial – industrial, financial and agricultural	3,612,065	3,639,368
Real estate – home equity	1,632,390	1,624,562
Real estate – residential mortgage	1,256,991	1,097,192
Real estate – construction	584,118	615,445
Consumer	309,220	318,101
Leasing and other	74,239	63,254
Overdrafts	18,393	15,446
Loans, gross of unearned income	12,151,842	11,975,964
Unearned income	(7,238)	(6,994)
Loans, net of unearned income	$12,144,604	$11,968,970

The Corporation has extended credit to the officers and directors of the Corporation and to their associates. These related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans, including unadvanced commitments, was $118.8 million and $167.4 million as of December 31, 2012 and 2011, respectively. During 2012, additions totaled $23.1 million and repayments and other changes in related-party loans totaled $71.7 million.
The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $4.5 billion and $3.9 billion as of December 31, 2012 and 2011, respectively.
Allowance for Credit Losses
The following table presents the components of the allowance for credit losses as of December 31:

	2012	2011	2010
	(in thousands)
Allowance for loan losses	$223,903	$256,471	$274,271
Reserve for unfunded lending commitments	1,536	1,706	1,227
Allowance for credit losses	$225,439	$258,177	$275,498
The following table presents the activity in the allowance for credit losses for the years ended December 31:

	2012	2011	2010
	(in thousands)
Balance at beginning of year	$258,177	$275,498	$257,553
Loans charged off	(140,366)	(161,333)	(151,425)
Recoveries of loans previously charged off	13,628	9,012	9,370
Net loans charged off	(126,738)	(152,321)	(142,055)
Provision for credit losses	94,000	135,000	160,000
Balance at end of year	$225,439	$258,177	$275,498

The following table presents the activity in the allowance for loan losses, by portfolio segment, for the years ended December 31 and loans, net of unearned income, and their related allowance for loan losses, by portfolio segment, as of December 31:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and Overdrafts	Unallocated (1)	Total
	(in thousands)
Balance at December 31, 2010	$40,831	$101,436	$6,454	$17,425	$58,117	$4,669	$3,840	$41,499	$274,271
Loans charged off	(26,032)	(52,301)	(6,397)	(32,533)	(38,613)	(3,289)	(2,168)	—	(161,333)
Recoveries of loans previously charged off	1,967	2,521	63	325	1,746	1,368	1,022	—	9,012
Net loans charged off	(24,065)	(49,780)	(6,334)	(32,208)	(36,867)	(1,921)	(1,146)	—	(152,321)
Provision for loan losses	45,463	36,628	9,031	29,873	33,587	2,411	647	(23,119)	134,521
Impact of change in allowance methodology	22,883	(13,388)	3,690	7,896	(24,771)	(3,076)	(944)	7,710	—
Provision for loan losses, including impact of change in allowance methodology (2)	68,346	23,240	12,721	37,769	8,816	(665)	(297)	(15,409)	134,521
Balance at December 31, 2011	85,112	74,896	12,841	22,986	30,066	2,083	2,397	26,090	256,471
Loans charged off	(51,988)	(41,868)	(10,147)	(4,509)	(26,250)	(3,323)	(2,281)	—	(140,366)
Recoveries of loans previously charged off	3,371	4,282	704	459	2,814	1,107	891	—	13,628
Net loans charged off	(48,617)	(37,586)	(9,443)	(4,050)	(23,436)	(2,216)	(1,390)	—	(126,738)
Provision for loan losses (2)	26,433	22,895	19,378	15,600	10,657	2,500	1,745	(5,038)	94,170
Balance at December 31, 2012	$62,928	$60,205	$22,776	$34,536	$17,287	$2,367	$2,752	$21,052	$223,903

Allowance for loan losses at December 31, 2012
Measured for impairment under FASB ASC Subtopic 450-20	$41,316	$41,421	$14,396	$10,428	$11,028	$2,342	$2,745	$21,052	$144,728
Evaluated for impairment under FASB ASC Section 310-10-35	21,612	18,784	8,380	24,108	6,259	25	7	N/A	79,175
	$62,928	$60,205	$22,776	$34,536	$17,287	$2,367	$2,752	$21,052	$223,903
Loans, net of unearned income at December 31, 2012
Measured for impairment under FASB ASC Subtopic 450-20	$4,574,794	$3,540,625	$1,619,247	$1,202,895	$542,128	$309,191	$85,384	N/A	$11,874,264
Evaluated for impairment under FASB ASC Section 310-10-35	89,632	71,440	13,143	54,096	41,990	29	10	N/A	270,340
	$4,664,426	$3,612,065	$1,632,390	$1,256,991	$584,118	$309,220	$85,394	N/A	$12,144,604
Allowance for loan losses at December 31, 2011
Measured for impairment under FASB ASC Subtopic 450-20	$49,052	$46,471	$9,765	$6,691	$17,610	$1,855	$2,360	$26,090	$159,894
Evaluated for impairment under FASB ASC Section 310-10-35	36,060	28,425	3,076	16,295	12,456	228	37	N/A	96,577
	$85,112	$74,896	$12,841	$22,986	$30,066	$2,083	$2,397	$26,090	$256,471
Loans, net of unearned income at December 31, 2011
Measured for impairment under FASB ASC Subtopic 450-20	$4,476,262	$3,560,487	$1,619,069	$1,057,274	$553,106	$317,733	$71,650	N/A	$11,655,581
Evaluated for impairment under FASB ASC Section 310-10-35	126,334	78,881	5,493	39,918	62,339	368	56	N/A	313,389
	$4,602,596	$3,639,368	$1,624,562	$1,097,192	$615,445	$318,101	$71,706	N/A	$11,968,970

(1)
The Corporation’s unallocated allowance, which was approximately 9% and 10% as of December 31, 2012 and December 31, 2011, respectively, was, in the opinion of the Corporation's management, reasonable and appropriate given that the estimates used in the allocation process are inherently imprecise.

(2)
For the year ended ended December 31, 2012, the provision for loan losses excludes a $170,000 reduction in provision applied to unfunded commitments. The total provision for credit losses, comprised of allocations for both funded and unfunded loans, was $94.0 million for the year ended ended December 31, 2012. For the year ended ended December 31, 2011, the provision for loan losses excludes a $479,000 provision applied to unfunded commitments. The total provision for credit losses, comprised of allocations for both funded and unfunded loans, was $135.0 million for the year ended ended December 31, 2011.

N/A – Not applicable.

During 2012, the Corporation sold $50.5 million of non-accrual commercial mortgage, commercial and construction loans to third-party investors, resulting in a total increase to charge-offs of $24.6 million. Because the existing allowance for credit losses on the loans sold exceeded the charge-off amount, no additional provision for credit losses was required. In December 2011, the Corporation sold $34.7 million of non-performing residential mortgages and $152,000 of non-performing home equity loans to a third-party investor, resulting in a total increase to charge-offs of $17.4 million during 2011 and, because the existing allowance for credit losses on the loans sold was less than the charge-off amount, a $5.0 million increase to the provision for credit losses was recorded. Below is a summary of these transactions:

	2012				2011
	Real Estate - Commercial mortgage	Commercial - industrial, financial and agricultural	Real Estate - Construction	Total	Real Estate - Residential Mortgage & Real Estate - Home Equity
	(in thousands)
Unpaid principal balance of loans sold	$43,960	$19,990	$7,720	$71,670	$39,310
Charge-offs prior to sale	(10,780)	(6,130)	(4,300)	(21,210)	(4,500)
Net recorded investment in loans sold	33,180	13,860	3,420	50,460	34,810
Proceeds from sale, net of selling expenses	17,620	6,020	2,270	25,910	17,420
Total charge-off upon sale	$(15,560)	$(7,840)	$(1,150)	$(24,550)	$(17,390)

Existing allocation for credit losses on sold loans	$(16,780)	$(8,910)	$(1,920)	$(27,610)	$(12,360)

Impaired Loans

The following table presents total impaired loans, by class segment, as of December 31:

	2012			2011
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded (1):
Real estate - commercial mortgage	$44,649	$34,189	$—	$54,445	$46,768	$—
Commercial - secured	40,409	30,112	—	35,529	28,440	—
Commercial - unsecured	132	131	—	—	—	—
Real estate - home equity	300	300	—	199	199	—
Real estate - residential mortgage	486	486	—	—	—	—
Construction - commercial residential	40,432	23,548	—	62,822	31,233	—
Construction - commercial	6,294	5,685	—	3,604	3,298	—
	132,702	94,451		156,599	109,938
With a related allowance recorded:
Real estate - commercial mortgage	69,173	55,443	21,612	100,529	79,566	36,060
Commercial - secured	52,660	39,114	17,187	61,970	47,652	26,248
Commercial - unsecured	2,142	2,083	1,597	3,139	2,789	2,177
Real estate - home equity	12,843	12,843	8,380	5,294	5,294	3,076
Real estate - residential mortgage	53,610	53,610	24,108	39,918	39,918	16,295
Construction - commercial residential	21,336	9,831	4,787	41,176	25,632	11,287
Construction - commercial	2,602	2,350	1,146	3,221	1,049	506
Construction - other	576	576	326	1,127	1,127	663
Consumer - direct	29	29	25	368	368	228
Leasing and other and overdrafts	10	10	7	56	56	37
	214,981	175,889	79,175	256,798	203,451	96,577
Total	$347,683	$270,340	$79,175	$413,397	$313,389	$96,577

(1)
As of December 31, 2012 and 2011, there were $94.5 million and $109.9 million, respectively, of impaired loans that did not have a related allowance for loan loss. The estimated fair values of the collateral for these loans exceeded their carrying amount and, accordingly, no specific valuation allowance was considered to be necessary.

The following table presents average impaired loans, by class segment, for the years ended December 31:

	2012		2011
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$41,575	$538	$44,486	$647
Commercial - secured	26,443	50	30,829	182
Commercial - unsecured	52	—	177	3
Real estate - home equity	433	2	80	—
Real estate - residential mortgage	989	45	4,242	43
Construction - commercial residential	27,361	185	24,770	195
Construction - commercial	3,492	19	2,989	22
	100,345	839	107,573	1,092
With a related allowance recorded:
Real estate - commercial mortgage	64,739	755	79,831	1,270
Commercial - secured	45,217	97	78,380	1,231
Commercial - unsecured	2,604	6	3,864	34
Real estate - home equity	8,017	23	1,952	—
Real estate - residential mortgage	44,791	1,446	53,610	1,458
Construction - commercial residential	19,284	130	47,529	457
Construction - commercial	2,233	17	1,090	17
Construction - other	974	7	1,100	1
Consumer - direct	84	—	189	2
Leasing and other and overdrafts	83	—	59	—
	188,026	2,481	267,604	4,470
Total	$288,371	$3,320	$375,177	$5,562

(1)	All impaired loans, excluding accruing TDRs, were non-accrual loans. Interest income recognized for the years ended December 31, 2012 and 2011 primarily represent amounts earned on accruing TDRs.
N/A – Not applicable.

The average recorded investment in impaired loans during 2010 was approximately $772.3 million. The Corporation recognized interest income of approximately $27.4 million on impaired loans in 2010.

Credit Quality Indicators and Non-performing Assets
The following table presents internal risk ratings for commercial loans, commercial mortgages and construction loans to commercial borrowers, by class segment, at December 31:

	Pass		Special Mention		Substandard or Lower		Total
	2012	2011	2012	2011	2012	2011	2012	2011
	(dollars in thousands)
Real estate - commercial mortgage	$4,255,334	$4,099,103	$157,640	$160,935	$251,452	$342,558	$4,664,426	$4,602,596
Commercial - secured	3,081,215	2,977,957	137,277	166,588	194,952	249,014	3,413,444	3,393,559
Commercial -unsecured	187,200	230,962	5,421	6,066	6,000	8,781	198,621	245,809
Total commercial - industrial, financial and agricultural	3,268,415	3,208,919	142,698	172,654	200,952	257,795	3,612,065	3,639,368
Construction - commercial residential	156,538	175,706	52,434	50,854	79,581	126,378	288,553	352,938
Construction - commercial	211,470	186,049	2,799	7,022	12,081	16,309	226,350	209,380
Total real estate - construction (excluding construction - other)	368,008	361,755	55,233	57,876	91,662	142,687	514,903	562,318
Total	$7,891,757	$7,669,777	$355,571	$391,465	$544,066	$743,040	$8,791,394	$8,804,282

% of Total	89.8%	87.1%	4.0%	4.5%	6.2%	8.4%	100.0%	100.0%

The following table presents a summary of delinquency status for home equity, residential mortgage, consumer, leasing and other and construction loans to individuals, by class segment, at December 31:

	Performing		Delinquent (1)		Non-performing (2)		Total
	2012	2011	2012	2011	2012	2011	2012	2011
	(dollars in thousands)
Real estate - home equity	$1,604,226	$1,601,722	$12,645	$11,633	$15,519	$11,207	$1,632,390	$1,624,562
Real estate - residential mortgage	1,190,432	1,043,733	32,123	37,123	34,436	16,336	1,256,991	1,097,192
Real estate - construction - other	67,447	49,593	865	2,341	904	1,193	69,216	53,127
Consumer - direct	157,287	157,157	3,795	4,011	4,855	3,201	165,937	164,369
Consumer - indirect	140,868	151,112	2,270	2,437	145	183	143,283	153,732
Total consumer	298,155	308,269	6,065	6,448	5,000	3,384	309,220	318,101
Leasing and other and overdrafts	84,664	70,550	711	1,049	19	107	85,394	71,706
Total	$3,244,924	$3,073,867	$52,409	$58,594	$55,878	$32,227	$3,353,211	$3,164,688

% of Total	96.7%	97.1%	1.6%	1.9%	1.7%	1.0%	100.0%	100.0%

(1)Includes all accruing loans 30 days to 89 days past due.
(2)Includes all accruing loans 90 days or more past due and all non-accrual loans.
The following table presents non-performing assets as of December 31:

	2012	2011
	(in thousands)
Non-accrual loans	$184,832	$257,761
Accruing loans greater than 90 days past due	26,221	28,767
Total non-performing loans	211,053	286,528
Other real estate owned	26,146	30,803
Total non-performing assets	$237,199	$317,331

The following table presents loans whose terms were modified under TDRs as of December 31:

	2012	2011
	(in thousands)
Real-estate - commercial mortgage	$34,672	$22,425
Real-estate - residential mortgage	32,993	32,331
Construction - commercial residential	10,564	7,645
Commercial - secured	5,623	3,449
Real estate - home equity	1,518	183
Commercial - unsecured	121	132
Consumer - direct	17	10
Total accruing TDRs	85,508	66,175
Non-accrual TDRs (1)	31,245	32,587
Total TDRs	$116,753	$98,762

(1)Included within non-accrual loans in the preceding table.

As of December 31, 2012 and 2011, there were $7.4 million and $1.7 million, respectively, of commitments to lend additional funds to borrowers whose loans were modified under TDRs.

The following table presents loans modified as TDRs during the years ended December 31, 2012 and 2011 that remain classified as TDRs as of December 31:

	2012		2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Real estate - commercial mortgage	29	$23,980	20	$18,821
Real estate - residential mortgage	83	17,442	17	3,912
Construction - commercial residential	9	7,804	4	8,991
Commercial - secured	28	6,199	11	3,150
Real estate - home equity	118	5,477	—	—
Construction - commercial	1	944	—	—
Consumer - direct	22	23	—	—
Commercial - unsecured	—	—	1	132
	290	$61,869	53	$35,006
During 2012, new interpretative regulatory guidance was issued addressing the accounting for loans to individuals discharged through bankruptcy proceedings pursuant to Chapter 7 of the U.S. Bankruptcy Code. In accordance with this guidance, the Corporation classifies loans where borrowers have been discharged in bankruptcy, and have not reaffirmed their loan obligation, as troubled debt restructurings (TDRs), even if the repayment terms of such loans have not otherwise been modified. Additionally, the Corporation places such loans on non-accrual status, regardless of delinquency status, and charges off the difference between the fair value, less selling costs, of the loan's collateral and its recorded investment. As a result of implementing this new regulatory guidance, $10.6 million (net of $3.4 million in charge-offs recorded in 2012) of loans were placed on non-accrual status as of December 31, 2012. As of December 31, 2012, approximately 84% of these loans were current on their contractual payments. Because the Corporation believes that all amounts outstanding for these loans will ultimately be collected, payments received subsequent to their classification as non-accrual loans were allocated between interest income and principal.

The following table presents loans, by class segment, modified during the years ended December 31, 2012 and 2011 which had a payment default during their respective year of modification and remain classified as TDRs as of December 31:

	2012		2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Real estate - residential mortgage	34	$8,151	10	$2,032
Real estate - commercial mortgage	8	4,849	12	12,045
Construction - commercial residential	5	3,194	2	5,803
Commercial - secured	8	2,129	3	133
Real estate - home equity	27	1,885	—	—
Construction - commercial	1	944	—	—
Consumer - direct	2	2	—	—
	85	$21,154	27	$20,013
The following tables presents past due status and non-accrual loans, by portfolio segment and class segment, at December 31:

	2012
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$12,993	$8,473	$2,160	$54,960	$57,120	$78,586	$4,585,840	$4,664,426
Commercial - secured	8,013	8,030	1,060	63,602	64,662	80,705	3,332,739	3,413,444
Commercial - unsecured	461	12	199	2,093	2,292	2,765	195,856	198,621
Total Commercial - industrial, financial and agricultural	8,474	8,042	1,259	65,695	66,954	83,470	3,528,595	3,612,065
Real estate - home equity	9,579	3,066	5,579	9,940	15,519	28,164	1,604,226	1,632,390
Real estate - residential mortgage	21,827	10,296	13,333	21,103	34,436	66,559	1,190,432	1,256,991
Construction - commercial residential	466	—	251	22,815	23,066	23,532	265,020	288,552
Construction - commercial	—	—	—	8,035	8,035	8,035	218,315	226,350
Construction - other	865	—	328	576	904	1,769	67,447	69,216
Total Real estate - construction	1,331	—	579	31,426	32,005	33,336	550,782	584,118
Consumer - direct	2,842	953	3,157	1,698	4,855	8,650	157,287	165,937
Consumer - indirect	1,926	344	145	—	145	2,415	140,868	143,283
Total Consumer	4,768	1,297	3,302	1,698	5,000	11,065	298,155	309,220
Leasing and other and overdrafts	662	49	9	10	19	730	84,664	85,394
	$59,634	$31,223	$26,221	$184,832	$211,053	$301,910	$11,842,694	$12,144,604

	2011
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$11,167	$14,437	$4,394	$109,412	$113,806	$139,410	$4,463,186	$4,602,596
Commercial - secured	9,284	4,498	4,831	73,048	77,879	91,661	3,301,899	3,393,560
Commercial - unsecured	671	515	409	2,656	3,065	4,251	241,557	245,808
Total Commercial - industrial, financial and agricultural	9,955	5,013	5,240	75,704	80,944	95,912	3,543,456	3,639,368
Real estate - home equity	7,439	4,194	5,714	5,493	11,207	22,840	1,601,722	1,624,562
Real estate - residential mortgage	23,877	13,246	8,502	7,834	16,336	53,459	1,043,733	1,097,192
Construction - commercial residential	2,372	4,824	1,656	53,420	55,076	62,272	290,665	352,937
Construction - commercial	31	—	128	4,347	4,475	4,506	204,875	209,381
Construction - other	2,341	—	66	1,127	1,193	3,534	49,593	53,127
Total Real estate - construction	4,744	4,824	1,850	58,894	60,744	70,312	545,133	615,445
Consumer - direct	2,706	1,305	2,833	368	3,201	7,212	157,157	164,369
Consumer - indirect	1,997	440	183	—	183	2,620	151,112	153,732
Total Consumer	4,703	1,745	3,016	368	3,384	9,832	308,269	318,101
Leasing and other and overdrafts	925	124	51	56	107	1,156	70,550	71,706
	$62,810	$43,583	$28,767	$257,761	$286,528	$392,921	$11,576,049	$11,968,970

NOTE E – PREMISES AND EQUIPMENT
The following is a summary of premises and equipment as of December 31:

	2012	2011
	(in thousands)
Land	$37,245	$37,669
Buildings and improvements	270,480	258,653
Furniture and equipment	172,263	160,424
Construction in progress	17,098	12,064
	497,086	468,810
Less: Accumulated depreciation and amortization	(269,363)	(256,536)
	$227,723	$212,274

NOTE F – GOODWILL AND INTANGIBLE ASSETS
The following table summarizes the changes in goodwill:

	2012	2011	2010
	(in thousands)
Balance at beginning of year	$536,005	$535,518	$534,862
Sale of Global Exchange	(5,295)	—	—
Other goodwill additions, net	(54)	487	656
Balance at end of year	$530,656	$536,005	$535,518

The Corporation did not complete any acquisitions during the years ended December 31, 2012, 2011 and 2010. The other goodwill additions were primarily due to additional purchase price incurred for prior acquisitions as a result of contingencies being met, offset by tax benefits realized on the exercises of stock options assumed in acquisitions.
As noted in Note A, "Summary of Significant Accounting Policies," under the heading "Business," the Corporation divested Global Exchange in December 2012. As a result of this divestiture, $5.3 million of goodwill allocated to Global Exchange was written-off and included as a reduction to the gain on sale recorded in non-interest income on the consolidated statements of income.

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
Based on its 2012 annual goodwill impairment test, the Corporation determined that its Fulton Bank of New Jersey (FBNJ), The Columbia Bank (Columbia) and FNB Bank, N.A. (FNB), reporting units failed the Step 1 impairment test. As a result of the Step 1 test, FBNJ’s adjusted net book value exceeded its fair value by approximately $54.2 million, or 12%, Columbia’s adjusted net book value exceeded its fair value by approximately $25.1 million, or 8%, and FNB's adjusted net book value exceeded its fair value by approximately $190,000, or 1%. Based on the results of its Step 2 valuation procedures, the Corporation determined that the carrying value of the goodwill allocated to each of these reporting units was not impaired. The goodwill allocated to FBNJ, Columbia and FNB at December 31, 2012 was $167.6 million, $112.6 million and $4.5 million, respectively.
All of the Corporation’s remaining reporting units passed the Step 1 goodwill impairment test, resulting in no goodwill impairment charges in 2012. Two reporting units, with total allocated goodwill of $16.6 million, had fair values that exceeded adjusted net book values by less than 5%. The remaining two reporting units, with total allocated goodwill of $229.4 million, had fair values that exceeded net book values by approximately 21% in the aggregate.
The estimated fair values of the Corporation’s reporting units are subject to uncertainty, including future changes in the trading and acquisition multiples of comparable financial institutions and future operating results of reporting units which could differ significantly from the assumptions used in the discounted cash flow analysis under the income approach.
The following table summarizes intangible assets as of December 31:

	2012			2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Amortizing:
Core deposit	$50,279	$(46,766)	$3,513	$50,279	$(44,134)	$6,145
Other	9,123	(8,992)	131	11,403	(10,607)	796
Total amortizing	59,402	(55,758)	3,644	61,682	(54,741)	6,941
Non-amortizing	1,263	—	1,263	1,263	—	1,263
	$60,665	$(55,758)	$4,907	$62,945	$(54,741)	$8,204
As a result of the divestiture of Global Exchange, gross intangible assets totaling $2.3 million ($266,000, net of accumulated amortization) that were allocated to Global Exchange were written-off and included as a reduction to the gain on sale recorded in non-interest income on the consolidated statements of income.

Core deposit intangible assets are amortized using an accelerated method over the estimated remaining life of the acquired core deposits. As of December 31, 2012, these assets had a weighted average remaining life of approximately three years. Other amortizing intangible assets, consisting primarily of premiums paid on branch acquisitions in prior years that did not qualify for business combinations accounting under FASB ASC Topic 810, had a weighted average remaining life of two years. Amortization expense related to intangible assets totaled $3.0 million, $4.3 million and $5.2 million in 2012, 2011 and 2010, respectively.

Future amortization expense is expected to be as follows (in thousands):

Year
2013	$2,138
2014	1,259
2015	247
Total	$3,644

NOTE G – MORTGAGE SERVICING RIGHTS
The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets:

	2012	2011
	(in thousands)
Amortized cost:
Balance at beginning of year	$34,666	$30,700
Originations of mortgage servicing rights	15,451	9,884
Amortization expense	(10,380)	(5,918)
Balance at end of year	$39,737	$34,666
Valuation allowance:
Balance at beginning of year	$(1,550)	$(1,550)
Additions	(2,130)	—
Balance at end of year	$(3,680)	$(1,550)
Net MSRs at end of year	$36,057	$33,116

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
The Corporation determined that the estimated fair value of MSRs was $36.1 million as of December 31, 2012 and $33.1 million as of December 31, 2011. The estimated fair value of MSRs was equal to their book value, net of the valuation allowance, at December 31, 2012. Therefore, no further adjustment to the valuation allowance was necessary as of December 31, 2012.
Estimated MSR amortization expense for the next five years, based on balances as of December 31, 2012 and the contractual remaining lives of the underlying loans, follows (in thousands):

Year
2013	$8,518
2014	7,694
2015	6,782
2016	5,777
2017	4,673

NOTE H – DEPOSITS
Deposits consisted of the following as of December 31:

	2012	2011
	(in thousands)
Noninterest-bearing demand	$3,008,675	$2,588,034
Interest-bearing demand	2,755,603	2,529,388
Savings and money market accounts	3,325,475	3,394,367
Time deposits	3,383,338	4,013,950
	$12,473,091	$12,525,739

Included in time deposits were certificates of deposit equal to or greater than $100,000 of $1.2 billion and $1.5 billion as of December 31, 2012 and 2011, respectively. The scheduled maturities of time deposits as of December 31, 2012 were as follows (in thousands):

Year
2013	$2,289,386
2014	548,192
2015	282,338
2016	99,289
2017	79,116
Thereafter	85,017
$3,383,338

NOTE I – SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term borrowings as of December 31, 2012, 2011 and 2010 and the related maximum amounts outstanding at the end of any month in each of the three years then ended are presented below. The securities underlying the repurchase agreements remain in available for sale investment securities.

	December 31			Maximum Outstanding
	2012	2011	2010	2012	2011	2010
	(in thousands)
Federal funds purchased	$592,470	$253,470	$267,844	$636,562	$381,093	$506,567
Customer repurchase agreements	156,238	186,735	204,800	258,734	235,780	279,414
Customer short-term promissory notes	119,691	156,828	201,433	152,570	196,562	243,637
Other	—	—	—	25,000	—	—
	$868,399	$597,033	$674,077

As of December 31, 2012, the Corporation had aggregate availability under Federal funds lines of $1.8 billion, with $592.5 million outstanding. A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of December 31, 2012 and 2011, the Corporation had $1.9 billion and $1.7 billion, respectively, of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.
The following table presents information related to customer repurchase agreements:

	2012	2011	2010
	(dollars in thousands)
Amount outstanding as of December 31	$156,238	$186,735	$204,800
Weighted average interest rate at year end	0.16%	0.12%	0.28%
Average amount outstanding during the year	$206,842	$208,144	$252,633
Weighted average interest rate during the year	0.12%	0.13%	0.31%

FHLB advances and long-term debt included the following as of December 31:

	2012	2011
	(in thousands)
FHLB advances	$524,817	$666,565
Subordinated debt	200,000	200,000
Junior subordinated deferrable interest debentures	171,136	175,260
Other long-term debt	1,264	1,585
Unamortized issuance costs	(2,964)	(3,261)
	$894,253	$1,040,149

Excluded from the preceding table is the Parent Company’s revolving line of credit with its subsidiary banks. As of December 31, 2012 and 2011, there were no amounts outstanding under this line of credit. This line of credit, with a total commitment of $100.0 million, is secured by equity securities and insurance investments and bears interest at the prime rate minus 1.50%. Although the line of credit and related interest are eliminated in the consolidated financial statements, this borrowing arrangement is senior to the subordinated debt and the junior subordinated deferrable interest debentures.
FHLB advances mature through March 2027 and carry a weighted average interest rate of 4.14%. As of December 31, 2012, the Corporation had an additional borrowing capacity of approximately $1.4 billion with the FHLB. Advances from the FHLB are secured by FHLB stock, qualifying residential mortgages, investments and other assets.
The following table summarizes the scheduled maturities of FHLB advances and long-term debt as of December 31, 2012 (in thousands):

Year
2013	$5,511
2014	5,669
2015	150,797
2016	236,291
2017	314,888
Thereafter	181,097
$894,253

In May 2007, the Corporation issued $100 million of ten-year subordinated notes, which mature on May 1, 2017 and carry a fixed rate of 5.75% and an effective rate of approximately 5.96% as a result of issuance costs. Interest is paid semi-annually in May and November. In March 2005, the Corporation issued $100 million of ten-year subordinated notes, which mature April 1, 2015 and carry a fixed rate of 5.35% and an effective rate of approximately 5.49% as a result of issuance costs. Interest is paid semi-annually in October and April.
The Parent Company owns all of the common stock of four subsidiary trusts, which have issued Trust Preferred Securities in conjunction with the Parent Company issuing junior subordinated deferrable interest debentures to the trusts. The Trust Preferred Securities are redeemable on specified dates, or earlier if the deduction of interest for federal income taxes is prohibited, the Trust Preferred Securities no longer qualify as Tier I regulatory capital, or if certain other events arise.
The following table provides details of the debentures as of December 31, 2012 (dollars in thousands):

Debentures Issued to	Fixed/ Variable	Interest Rate	Amount	Maturity	Callable	Callable Price
Columbia Bancorp Statutory Trust	Variable	2.96%	$6,186	06/30/34	03/31/13	100.0
Columbia Bancorp Statutory Trust II	Variable	2.20%	4,124	03/15/35	03/15/13	100.0
Columbia Bancorp Statutory Trust III	Variable	2.08%	6,186	06/15/35	03/15/13	100.0
Fulton Capital Trust I	Fixed	6.29%	154,640	02/01/36	N/A	N/A
			$171,136

N/A – Not applicable.

NOTE J – DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents a summary of the notional amounts and fair values of derivative financial instruments as of December 31:

	2012		2011
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$314,416	$6,912	$181,583	$3,888
Negative fair values	9,714	(155)	1,593	(10)
Net interest rate locks with customers		6,757		3,878
Forward Commitments
Positive fair values	79,152	707	3,178	13
Negative fair values	236,500	(915)	173,208	(2,724)
Net forward commitments		(208)		(2,711)
Interest Rate Swaps
Interest rate swaps with customers	130,841	7,090	33,846	2,744
Interest rate swaps with counterparties	130,841	(7,090)	33,846	(2,744)
Foreign Exchange Contracts with Customers
Positive fair values	1,941	137	45,143	1,413
Negative fair values	10,199	(348)	13,984	(137)
Net foreign exchange contracts with customers		(211)		1,276
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	60,106	1,064	37,678	749
Negative fair values	37,557	(1,121)	68,081	(2,454)
Net foreign exchange contracts with correspondent banks		(57)		(1,705)
Net derivative fair value asset		$6,281		$738

The following table presents a summary of the fair value gains and losses on derivative financial instruments:

	2012	2011	2010	Statements of Income Classification
	(in thousands)
Interest rate locks with customers	$2,879	$3,861	$428	Mortgage banking income
Forward commitments	2,503	(11,190)	7,195	Mortgage banking income
Interest rate swaps with customers	4,346	2,744	—	Other service charges and fees
Interest rate swaps with counterparties	(4,346)	(2,744)	—	Other service charges and fees
Foreign exchange contracts with customers	(1,487)	1,295	(535)	Other service charges and fees
Foreign exchange contracts with correspondent banks	1,648	(2,133)	268	Other service charges and fees
Net fair value gains (losses) on derivative financial instruments	$5,543	$(8,167)	$7,356

The Corporation has elected to record mortgage loans held for sale at fair value to more accurately reflect the results of its mortgage banking activities in its consolidated financial statements. The following table presents a summary of the Corporation’s mortgage loans held for sale and the impact of the fair value election on the consolidated financial statements as of and for the years ended December 31, 2012 and 2011:

	Cost (1)	Fair Value	Balance Sheet Classification	Fair Value Gain	Statements of Income Classification
	(in thousands)
December 31, 2012:
Mortgage loans held for sale	$65,745	$67,899	Loans held for sale	$469	Mortgage banking income
December 31, 2011:
Mortgage loans held for sale	45,324	47,009	Loans held for sale	2,349	Mortgage banking income

(1)	Cost basis of mortgage loans held for sale represents the unpaid principal balance.

NOTE K – REGULATORY MATTERS
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
Quantitative measures established by regulation to ensure capital adequacy require the subsidiary banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (as defined in the regulations). Management believes, as of December 31, 2012, that all of its bank subsidiaries meet the capital adequacy requirements to which they were subject.
As of December 31, 2012 and 2011, the Corporation’s four significant subsidiaries, Fulton Bank, N.A., Fulton Bank of New Jersey, The Columbia Bank and Lafayette Ambassador Bank, were well capitalized under the regulatory framework for prompt corrective action based on their capital ratio calculations. To be categorized as well capitalized, these banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2012 that management believes have changed the institutions’ categories.

The following tables present the total risk-based, Tier I risk-based and Tier I leverage requirements for the Corporation and its significant subsidiaries with total assets in excess of $1 billion.

	2012
	Actual		For Capital Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Corporation	$1,992,968	15.6%	$1,023,759	8.0%	N/A	N/A
Fulton Bank, N.A.	1,022,411	13.1	622,643	8.0	778,304	10.0%
Fulton Bank of New Jersey	337,660	14.1	191,842	8.0	239,802	10.0
The Columbia Bank	231,762	17.3	107,363	8.0	134,204	10.0
Lafayette Ambassador Bank	145,391	13.4	87,119	8.0	108,899	10.0
Tier I Capital (to Risk-Weighted Assets):
Corporation	1,710,343	13.4	511,880	4.0%	N/A	N/A
Fulton Bank, N.A	896,058	11.5	311,322	4.0	466,982	6.0%
Fulton Bank of New Jersey	299,852	12.5	95,921	4.0	143,881	6.0
The Columbia Bank	214,891	16.0	53,681	4.0	80,522	6.0
Lafayette Ambassador Bank	128,975	11.8	43,559	4.0	65,339	6.0
Tier I Capital (to Average Assets):
Corporation	1,710,343	11.0	624,838	4.0%	N/A	N/A
Fulton Bank, N.A	896,058	10.1	353,206	4.0	441,507	5.0%
Fulton Bank of New Jersey	299,852	9.5	126,733	4.0	158,416	5.0
The Columbia Bank	214,891	11.3	76,174	4.0	95,217	5.0
Lafayette Ambassador Bank	128,975	9.5	54,569	4.0	68,211	5.0

	2011
	Actual		For Capital Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Corporation	$1,933,278	15.2%	$1,018,865	8.0%	N/A	N/A
Fulton Bank, N.A.	994,683	13.2	604,259	8.0	755,324	10.0%
Fulton Bank of New Jersey	327,356	13.0	201,381	8.0	251,726	10.0
The Columbia Bank	219,432	15.5	113,478	8.0	141,848	10.0
Lafayette Ambassador Bank	143,113	13.0	88,408	8.0	110,510	10.0
Tier I Capital (to Risk-Weighted Assets):
Corporation	$1,612,859	12.7	$509,432	4.0%	N/A	N/A
Fulton Bank, N.A	856,464	11.3	302,130	4.0	453,194	6.0%
Fulton Bank of New Jersey	284,334	11.3	100,690	4.0	151,036	6.0
The Columbia Bank	201,564	14.2	56,739	4.0	85,109	6.0
Lafayette Ambassador Bank	125,951	11.4	44,204	4.0	66,306	6.0
Tier I Capital (to Average Assets):
Corporation	$1,612,859	10.3	$626,546	4.0%	N/A	N/A
Fulton Bank, N.A	856,464	9.8	348,385	4.0	435,481	5.0%
Fulton Bank of New Jersey	284,334	8.7	131,221	4.0	164,027	5.0
The Columbia Bank	201,564	10.6	75,918	4.0	94,897	5.0
Lafayette Ambassador Bank	125,951	8.9	56,634	4.0	70,793	5.0
N/A – Not applicable as "well capitalized" applies to banks only.

Dividend and Loan Limitations
The dividends that may be paid by subsidiary banks to the Parent Company are subject to certain legal and regulatory limitations. Dividend limitations vary, depending on the subsidiary bank’s charter and whether or not it is a member of the Federal Reserve System. Generally, subsidiaries are prohibited from paying dividends when doing so would cause them to fall below the regulatory minimum capital levels. Additionally, limits exist on paying dividends in excess of net income for specified periods. The total amount available for payment of dividends by subsidiary banks was approximately $329 million as of December 31, 2012, based on the subsidiary banks maintaining enough capital to be considered well capitalized, as defined above.
Under current Federal Reserve regulations, the subsidiary banks are limited in the amount they may loan to their affiliates, including the Parent Company. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of each bank subsidiary’s regulatory capital.

NOTE L – INCOME TAXES
The components of the provision for income taxes are as follows:

	2012	2011	2010
	(in thousands)
Current tax expense (benefit):
Federal	$41,151	$40,141	$38,333
State	(557)	6,319	532
	40,594	46,460	38,865
Deferred tax expense (benefit):
Federal	17,007	8,662	5,544
State	—	(4,284)	—
	17,007	4,378	5,544
Income tax expense	$57,601	$50,838	$44,409
The differences between the effective income tax rate and the federal statutory income tax rate are as follows:

	2012	2011	2010
Statutory tax rate	35.0%	35.0%	35.0%
Tax-exempt income	(5.0)	(5.3)	(5.8)
Low income housing investments	(4.4)	(4.3)	(3.3)
Non-deductible goodwill	0.9	—	—
Bank owned life insurance	(0.8)	(0.6)	(0.6)
Valuation allowance	(0.6)	4.6	0.2
Executive compensation	0.5	0.1	0.1
State income taxes, net of Federal benefit	0.6	(4.0)	—
Other, net	0.3	0.4	0.1
Effective income tax rate	26.5%	25.9%	25.7%

The net deferred tax asset recorded by the Corporation is included in other assets and consists of the following tax effects of temporary differences as of December 31:

	2012	2011
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$83,657	$95,788
Postretirement and defined benefit plans	14,034	11,527
Other-than-temporary impairment of investments	13,951	15,490
State loss carryforwards	13,811	12,405
Deferred compensation	11,546	9,568
Other accrued expenses	9,542	10,415
Other	13,477	16,262
Total gross deferred tax assets	160,018	171,455
Deferred tax liabilities:
Unrealized holding gains on securities available for sale	14,527	14,025
Mortgage servicing rights	12,856	11,776
Premises and equipment	9,893	6,919
Acquisition premiums/discounts	6,802	6,174
Direct leasing	5,958	7,561
Other	7,218	5,885
Total gross deferred tax liabilities	57,254	52,340
Net deferred tax asset, before valuation allowance	102,764	119,115
Valuation allowance	(16,107)	(17,321)
Net deferred tax asset	$86,657	$101,794
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

The valuation allowance relates to state deferred tax assets and net operating loss carryforwards for which realizability is uncertain. As of December 31, 2012 and 2011, the Corporation had state net operating loss carryforwards of approximately $453 million and $441 million, respectively, which are available to offset future state taxable income, and expire at various dates through 2032.

The Corporation has $13.4 million of deferred tax assets resulting from other-than-temporary impairment losses on investment securities, which would be characterized as capital losses for tax purposes. If realized, the income tax benefits of these potential capital losses can only be recognized for tax purposes to the extent of capital gains generated during carryback and carryforward periods. The Corporation has the ability to generate sufficient offsetting capital gains in future periods through the execution of certain tax planning strategies, which may include the sale and leaseback of some or all of its branch and office properties.

Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Corporation will realize the benefits of its deferred tax assets, net of the valuation allowance, as of December 31, 2012. As of December 31, 2012, the Corporation has capital loss carry forwards of approximately $1.3 million, which are only available to offset future net capital gains, and expire in 2016 if utilized.

Uncertain Tax Positions
The following summarizes the changes in unrecognized tax benefits for the years ended December 31:

	2012	2011	2010
	(in thousands)
Balance at beginning of year	$9,438	$4,083	$4,481
Prior period tax positions	(378)	4,492	—
Current period tax positions	203	1,958	582
Settlement with taxing authority	(7,171)	—	—
Lapse of statute of limitations	(639)	(1,095)	(980)
Balance at end of year	$1,453	$9,438	$4,083

Virtually all of the Corporation’s unrecognized tax benefits are for positions that are taken on an annual basis on state tax returns. Increases to unrecognized tax benefits will occur as a result of accruing for the nonrecognition of the position for the current year. Decreases generally occur as a result of the lapsing of the statute of limitations for the oldest outstanding year which includes the position. These offsetting increases and decreases are likely to continue in the future, including over the next twelve months. While the net effect on total unrecognized tax benefits during this period cannot be reasonably estimated, approximately $120,000 is expected to reverse in 2013 due to lapsing of the statute of limitations. Decreases can also occur through the settlement of a position with the taxing authority.
The $378,000 decrease for prior period tax positions in 2012 resulted from changes in state tax regulations, which impacted the amount of positions taken in prior years that will ultimately be recognized. The Corporation settled a portion of its uncertain tax positions with the applicable state taxing authority in 2012 for approximately $7.2 million ($5.2 million including interest and penalties, and net of federal tax benefit).
Recognition and measurement of tax positions is based on management’s evaluations of relevant tax code and appropriate industry information about audit proceedings for comparable positions at other organizations.
As of December 31, 2012, if recognized, all of the Corporation’s unrecognized tax benefits would impact the effective tax rate. Not included in the table above is $442,000 of federal tax expense on unrecognized state tax benefits which, if recognized, would also impact the effective tax rate. Interest accrued related to unrecognized tax benefits is recorded as a component of income tax expense. Penalties, if incurred, would also be recognized in income tax expense. The Corporation recognized as a benefit approximately $84,000 and $25,000 for interest and penalties in income tax expense related to unrecognized tax positions in 2012 and 2010, respectively, as a result of reversals exceeding current period expenses. The Corporation recognized approximately $563,000 of interest and penalty expense, net of reversals, in income tax expense related to unrecognized tax positions in 2011. As of December 31, 2012 and 2011, total accrued interest and penalties related to unrecognized tax positions were approximately $442,000 and $1.4 million, respectively.
The Corporation and its subsidiaries file income tax returns in the federal jurisdiction and various states. In most cases, unrecognized tax benefits are related to tax years that remain subject to examination by the relevant taxable authorities. With few exceptions, the Corporation is no longer subject to federal, state and local examinations by tax authorities for years before 2009.

NOTE M – EMPLOYEE BENEFIT PLANS
The following summarizes the Corporation’s expense under its retirement plans for the years ended December 31:

	2012	2011	2010
	(in thousands)
Fulton Financial Corporation 401(k) Retirement Plan	$11,983	$11,271	$11,378
Pension Plan	1,834	413	742
	$13,817	$11,684	$12,120

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
Pension Plan
The net periodic pension cost for the Pension Plan, as determined by consulting actuaries, consisted of the following components for the years ended December 31:

	2012	2011	2010
	(in thousands)
Service cost (1)	$157	$60	$104
Interest cost	3,223	3,412	3,367
Expected return on assets	(3,230)	(3,348)	(3,206)
Net amortization and deferral	1,684	289	477
Net periodic pension cost	$1,834	$413	$742

(1)	Pension plan service cost for all years presented was related to administrative costs associated with the plan and not due to the accrual of additional participant benefits.
The following table summarizes the changes in the projected benefit obligation and fair value of plan assets for the plan years ended December 31:

	2012	2011
	(in thousands)
Projected benefit obligation, December 31, 2011	$77,055	$63,460
Service cost	157	60
Interest cost	3,223	3,412
Benefit payments	(2,522)	(2,309)
Change due to change in assumptions	6,070	12,652
Experience (gain) loss	49	(220)
Projected benefit obligation, December 31, 2012	$84,032	$77,055

Fair value of plan assets, December 31, 2011	$55,102	$57,011
Actual return on assets	2,192	400
Benefit payments	(2,522)	(2,309)
Fair value of plan assets, December 31, 2012	$54,772	$55,102

The following table presents the funded status of the Pension Plan, included in other liabilities on the consolidated balance sheets, as of December 31:

	2012	2011
	(in thousands)
Projected benefit obligation	$(84,032)	$(77,055)
Fair value of plan assets	54,772	55,102
Funded status	$(29,260)	$(21,953)

The following table summarizes the changes in the unrecognized net loss included as a component of accumulated other comprehensive loss:

	Unrecognized Net Loss
	Gross of tax	Net of tax
	(in thousands)
Balance as of December 31, 2010	$9,425	$6,126
Recognized as a component of 2011 periodic pension cost	(289)	(188)
Unrecognized losses arising in 2011	15,377	9,995
Balance as of December 31, 2011	24,513	15,933
Recognized as a component of 2012 periodic pension cost	(1,684)	(1,095)
Unrecognized losses arising in 2012	7,155	4,652
Balance as of December 31, 2012	$29,984	$19,490

The total amount of unrecognized net loss that will be amortized as a component of net periodic pension cost in 2013 is expected to be $2.2 million.
The following rates were used to calculate net periodic pension cost and the present value of benefit obligations as of December 31:

	2012	2011	2010
Discount rate-projected benefit obligation	3.75%	4.25%	5.50%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.00%

As of December 31, 2012, 2011 and 2010, the discount rate used to calculate the present value of benefit obligations was determined using the Citigroup Average Life discount rate table, as adjusted based on the Pension Plan's expected benefit payments and rounded to the nearest 0.25%.
The 6.00% long-term rate of return on plan assets used to calculate the net periodic pension cost was based on historical returns, adjusted for expectations of long-term asset returns based on the December 31, 2012 weighted average asset allocations. The expected long-term return is considered to be appropriate based on the asset mix and the historical returns realized.

The following table presents a summary of the fair values of the Pension Plan’s assets as of December 31:

	2012		2011
	Estimated Fair Value	% of Total Assets	Estimated Fair Value	% of Total Assets
	(dollars in thousands)
Equity mutual funds	$7,318		$9,706
Equity common trust funds	4,750		6,002
Equity securities	12,068	22.0%	15,708	28.5%
Cash and money market funds	9,422		8,115
Fixed income mutual funds	9,599		7,983
Corporate debt securities	7,345		6,813
U.S. Government agency securities	5,474		5,716
Fixed income securities and cash	31,840	58.2%	28,627	52.0%
Other alternative investment funds	10,864	19.8%	10,767	19.5%
	$54,772	100.0%	$55,102	100.0%

Investment allocation decisions are made by a retirement plan committee, which meets periodically. The goal of the investment allocation strategy is to match certain benefit obligations with maturities of fixed income securities. Pension Plan assets are invested with a conservative growth objective, with target asset allocations of approximately 25% in equities, 55% in fixed income securities and cash and 20% in alternative investments. Alternative investments may include managed futures, commodities, real estate investment trusts, master limited partnerships, long-short strategies with traditional stocks and bonds. All alternative investments are in the form of mutual funds, not individual contracts, to enable daily liquidity.

The fair values for all assets held by the Pension Plan, excluding equity common trust funds, are based on quoted prices for identical instruments and would be categorized as Level 1 assets under FASB ASC Topic 810. Equity common trust funds would be categorized as Level 2 assets under FASB ASC Topic 810.
Estimated future benefit payments are as follows (in thousands):

Year
2013	$2,489
2014	2,584
2015	2,830
2016	3,078
2017	3,408
2018 – 2022	20,944
$35,333

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

The components of the expense for postretirement benefits other than pensions are as follows:

	2012	2011	2010
	(in thousands)
Service cost	$211	$201	$190
Interest cost	346	428	441
Expected return on plan assets	(2)	(3)	(3)
Net amortization and deferral	(363)	(363)	(363)
Net postretirement benefit cost	$192	$263	$265

The following table summarizes the changes in the accumulated postretirement benefit obligation and fair value of plan assets for the years ended December 31:

	2012	2011
	(in thousands)
Accumulated postretirement benefit obligation, December 31, 2011	$9,651	$8,345
Service cost	211	201
Interest cost	346	428
Benefit payments	(249)	(363)
Experience loss	—	(305)
Change due to change in assumptions	(687)	1,345
Accumulated postretirement benefit obligation, December 31, 2012	$9,272	$9,651

Fair value of plan assets, December 31, 2011	$75	$105
Employer contributions	219	333
Benefit payments	(249)	(363)
Fair value of plan assets, December 31, 2012	$45	$75

The funded status of the Postretirement Plan, included in other liabilities on the consolidated balance sheets as of December 31, 2012 and 2011 was as follows:

	2012	2011
	(in thousands)
Accumulated postretirement benefit obligation	$(9,272)	$(9,651)
Fair value of plan assets	45	75
Funded status	$(9,227)	$(9,576)

The following table summarizes the changes in items recognized as a component of accumulated other comprehensive loss:

	Gross of tax
	Unrecognized Prior Service Cost	Unrecognized Net Loss (Gain)	Total	Net of tax
	(in thousands)
Balance as of December 31, 2010	$(2,573)	$(60)	$(2,633)	$(1,712)
Recognized as a component of 2011 postretirement benefit cost	363	—	363	236
Unrecognized losses arising in 2011	—	1,042	1,042	677
Balance as of December 31, 2011	$(2,210)	$982	$(1,228)	$(799)
Recognized as a component of 2012 postretirement benefit cost	363	—	363	236
Unrecognized gains arising in 2012	—	(685)	(685)	(445)
Balance as of December 31, 2012	$(1,847)	$297	$(1,550)	$(1,008)

The total amount of unrecognized prior service cost that will be recognized as a reduction to net periodic postretirement cost in 2013 is expected to be $363,000.
For measuring the postretirement benefit obligation, the annual increase in the per capita cost of health care benefits was assumed to be 7.5% in year one, declining to an ultimate rate of 5.5% by year four. This health care cost trend rate has a significant impact on the amounts reported. Assuming a 1.0% increase in the health care cost trend rate above the assumed annual increase, the accumulated postretirement benefit obligation would increase by approximately $1.2 million and the current period expense would increase by approximately $89,000. Conversely, a 1.0% decrease in the health care cost trend rate would decrease the accumulated postretirement benefit obligation by approximately $953,000 and the current period expense by approximately $71,000.
The following rates were used to calculate net periodic postretirement benefit cost and the present value of benefit obligations as of December 31:

	2012	2011	2010
Discount rate-projected benefit obligation	3.75%	4.25%	5.50%
Expected long-term rate of return on plan assets	3.00%	3.00%	3.00%
As of December 31, 2012 and 2011, the discount rate used to calculate the accumulated postretirement benefit obligation was determined using the Citigroup Average Life discount rate table, as adjusted based on the Postretirement Plan's expected benefit payments and rounded to the nearest 0.25%.
Estimated future benefit payments are as follows (in thousands):

Year
2013	$446
2014	440
2015	457
2016	473
2017	478
2018 – 2022	2,539
$4,833

NOTE N – SHAREHOLDERS’ EQUITY
Effective March 31, 2012, the Corporation adopted ASC Update 2011-05, "Presentation of Other Comprehensive Income." As a result, the Corporation has presented a consolidated statement of comprehensive income and details related to the change in accumulated other comprehensive income, as shown in the tables below.
Accumulated Other Comprehensive Income
The following table presents changes in other comprehensive income for the years ended December 31:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)
2012:
Unrealized gain (loss) on securities	$2,414	$(845)	$1,569
Reclassification adjustment for securities (gains) losses included in net income	(3,026)	1,059	(1,967)
Non-credit related unrealized gain (loss) on other-than-temporarily impaired debt securities	2,046	(716)	1,330
Unrealized gain on derivative financial instruments	209	(73)	136
Unrecognized pension and postretirement (cost) income	(6,470)	2,263	(4,207)
Amortization (accretion) of net unrecognized pension and postretirement income (cost)	1,321	(462)	859
Total Other Comprehensive Income (Loss)	$(3,506)	$1,226	$(2,280)
2011:
Unrealized gain (loss) on securities	$13,489	$(4,721)	$8,768
Reclassification adjustment for securities (gains) losses included in net income	(4,560)	1,596	(2,964)
Non-credit related unrealized gain (loss) on other-than-temporarily impaired debt securities	369	(129)	240
Unrealized gain on derivative financial instruments	209	(73)	136
Unrecognized pension and postretirement (cost) income	(16,418)	5,746	(10,672)
Amortization (accretion) of net unrecognized pension and postretirement income (cost)	(74)	26	(48)
Total Other Comprehensive Income (Loss)	$(6,985)	$2,445	$(4,540)
2010:
Unrealized gain (loss) on securities	$6,145	$(2,151)	$3,994
Reclassification adjustment for securities (gains) losses included in net income	(700)	245	(455)
Non-credit related unrealized gain (loss) on other-than-temporarily impaired debt securities	(255)	89	(166)
Unrealized gain on derivative financial instruments	209	(73)	136
Unrecognized pension and postretirement (cost) income	2,237	(783)	1,454
Amortization (accretion) of net unrecognized pension and postretirement income (cost)	114	(40)	74
Total Other Comprehensive Income (Loss)	$7,750	$(2,713)	$5,037

The following table presents changes in each component of accumulated other comprehensive income, net of tax, for the for the years ended December 31:

	Unrealized Gain (Losses) on Investment Securities Not Other-Than-Temporarily Impaired	Unrealized Non-Credit Gains (Losses) on Other-Than-Temporarily Impaired Debt Securities	Unrecognized Pension and Postretirement Plan Income (Cost)	Unrealized Effective Portions of Losses on Forward-Starting Interest Rate Swaps	Total
	(in thousands)
Balance at December 31, 2009	$24,975	$(8,349)	$(5,942)	$(3,226)	$7,458
Current-period other comprehensive income (loss)	(2,621)	5,994	1,528	136	5,037
Balance at December 31, 2010	$22,354	$(2,355)	$(4,414)	$(3,090)	$12,495
Current-period other comprehensive income (loss)	4,700	1,344	(10,720)	136	(4,540)
Balance at December 31, 2011	$27,054	$(1,011)	$(15,134)	$(2,954)	$7,955
Current-period other comprehensive income (loss)	(692)	1,624	(3,348)	136	(2,280)
Balance at December 31, 2012	$26,362	$613	$(18,482)	$(2,818)	$5,675

Common Stock Repurchase Plans
In June 2012, the Corporation's board of directors approved a share repurchase program for the repurchase of up to five million shares of common stock. The program expired on December 31, 2012. Approximately 2.1 million shares were repurchased during the year ended December 31, 2012 under this program.
In January 2013, the Corporation's board of directors approved a share repurchase program for the repurchase of up to eight million shares, or approximately 4.0% of its outstanding common shares, through June 30, 2013. Repurchased shares will be added to treasury stock, at cost, and will be used for general corporate purposes. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time in the open market at prevailing prices. The program may be discontinued at any time.

Series A Preferred Stock, Common Stock Warrant and Common Stock Issuance
In connection with the Emergency Economic Stabilization Act of 2008 (EESA), the U.S. Treasury Department (UST) initiated a Capital Purchase Program (CPP) which allowed for qualifying financial institutions to issue preferred stock to the UST, subject to certain limitations and terms. The CPP was developed to attract broad participation by strong financial institutions, to stabilize the financial system and to increase lending to benefit the national economy and citizens of the U.S.
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

NOTE O – STOCK-BASED COMPENSATION PLANS
Stock-based Compensation Plans
The following table presents compensation expense and related tax benefits for equity awards recognized in the consolidated statements of income:

	2012	2011	2010
	(in thousands)
Compensation expense	$4,834	$4,249	$1,996
Tax benefit	(1,253)	(1,192)	(456)
Stock-based compensation, net of tax	$3,581	$3,057	$1,540

The tax benefit shown in the preceding table is less than the benefit that would be calculated using the Corporation’s 35% statutory federal tax rate. Tax benefits are only recognized over the vesting period for awards that ordinarily will generate a tax deduction when exercised, in the case of non-qualified stock options, or upon vesting, in the case of restricted stock. The Corporation granted 15,000 and 1,000 non-qualified stock options in 2012 and 2011, respectively. The Corporation did not grant any non-qualified stock options in 2010.
The following table presents compensation expense and related tax benefits for restricted stock awards recognized in the consolidated statements of income, and included as a component of total stock-based compensation within the preceding table:

	2012	2011	2010
	(in thousands)
Compensation expense	$3,506	$3,194	$1,172
Tax benefit	(1,227)	(1,119)	(412)
Restricted stock compensation, net of tax	$2,279	$2,075	$760
The following table provides information about stock option activity for the year ended December 31, 2012:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2011	6,382,158	$13.27
Granted	470,528	10.48
Exercised	(141,305)	6.98
Forfeited	(292,493)	13.16
Expired	(342,767)	12.98
Outstanding as of December 31, 2012	6,076,121	$13.17	4.4 years	$1.7
Exercisable as of December 31, 2012	5,051,953	$13.72	3.6 years	$1.7

The following table provides information about nonvested stock options and restricted stock granted under the Employee Option Plan and Directors' Plan for the year ended December 31, 2012:

	Nonvested Stock Options		Restricted Stock
	Options	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2011	1,088,116	$1.86	809,887	$8.90
Granted	470,528	2.22	402,114	10.40
Vested	(497,467)	1.77	(231,789)	6.08
Forfeited	(37,009)	1.81	(8,759)	9.20
Nonvested as of December 31, 2012	1,024,168	$2.07	971,453	$10.20

As of December 31, 2012, there was $3.9 million of total unrecognized compensation cost related to nonvested stock options and restricted stock that will be recognized as compensation expense over a weighted average period of two years. As of December 31, 2012, the Employee Option Plan had 11.8 million shares reserved for future grants through 2013 and the Directors’ Plan had 469,000 shares reserved for future grants through 2021.

The following table presents information about options exercised:

	2012	2011	2010
	(dollars in thousands)
Number of options exercised	141,305	261,272	162,151
Total intrinsic value of options exercised	$402	$763	$600
Cash received from options exercised	$987	$1,855	$962
Tax deduction realized from options exercised	$322	$652	$466

Upon exercise, the Corporation issues shares from its authorized, but unissued, common stock to satisfy the options.
The fair value of option awards under the Employee Option Plan was estimated on the date of grant using the Black-Scholes valuation methodology, which is dependent upon certain assumptions, as summarized in the following table:

	2012	2011	2010
Risk-free interest rate	1.68%	2.35%	2.23%
Volatility of Corporation’s stock	26.60%	22.80%	20.40%
Expected dividend yield	2.54%	2.41%	2.49%
Expected life of options	7 Years	6 Years	6 Years

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
Based on the assumptions above, the Corporation calculated an estimated fair value per option of $2.22, $2.10 and $1.57 for options granted in 2012, 2011 and 2010, respectively. The Corporation granted 470,528 options in 2012, 616,686 options in 2011 and 577,992 options in 2010.
Under the ESPP, eligible employees can purchase stock of the Corporation at 85% of the fair market value of the stock on the date of purchase. The ESPP is considered to be a compensatory plan and, as such, compensation expense is recognized for the 15% discount on shares purchased.
The following table summarizes activity under the ESPP:

	2012	2011	2010
ESPP shares purchased	165,456	164,610	184,092
Average purchase price per share (85% of market value)	$8.35	$8.39	$7.93
Compensation expense recognized (in thousands)	$244	$244	$258

NOTE P – LEASES
Certain branch offices and equipment are leased under agreements that expire at varying dates through 2035. Most leases contain renewal provisions at the Corporation’s option. Total rental expense was approximately $19.4 million in 2012, $18.6 million in 2011 and $18.2 million in 2010.

Future minimum payments as of December 31, 2012 under non-cancelable operating leases with initial terms exceeding one year are as follows (in thousands):

Year
2013	$15,727
2014	13,980
2015	13,061
2016	11,694
2017	10,478
Thereafter	61,104
$126,044

NOTE Q – COMMITMENTS AND CONTINGENCIES
Commitments
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments is expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income producing commercial properties. The Corporation records a reserve for unfunded commitments, included in other liabilities on the consolidated balance sheets, which represents management’s estimate of losses inherent in these commitments. See Note D, "Loans and Allowance for Credit Losses," for additional information.
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
The following table presents the Corporation’s commitments to extend credit and letters of credit:

	2012	2011
	(in thousands)
Commercial mortgage and construction	$335,830	$275,308
Home equity	964,145	1,019,470
Commercial and other	2,711,766	2,508,754
Total commitments to extend credit	$4,011,741	$3,803,532

Standby letters of credit	$425,095	$444,019
Commercial letters of credit	26,191	31,557
Total letters of credit	$451,286	$475,576

Residential Lending
Residential mortgages are originated and sold by the Corporation through Fulton Mortgage Company, which operates as a division of each of the Corporation's subsidiary banks. Residential mortgage loans sold are primarily conforming, prime loans sold to government sponsored agencies such as the Federal National Mortgage Association (Fannie Mae).
The Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan or reimburse the investor for a credit loss incurred on a loan if it is determined that the representations and warranties have not been met. This generally results from an underwriting or documentation deficiency. As of December 31, 2012 and 2011, total outstanding repurchase requests totaled approximately $4.5 million and $2.7 million, respectively.

From 2000 to 2011, the Corporation sold loans to the FHLB under its Mortgage Partnership Finance Program (MPF Program). No loans were sold under this program in 2012. The Corporation provided a "credit enhancement" for residential mortgage loans sold under the MPF Program whereby it would assume credit losses in excess of a defined "First Loss Account" (FLA) balance, up to specified amounts. The FLA is funded by the FHLB based on a percentage of the outstanding principal balance of loans sold. As of December 31, 2012, the unpaid principal balance of loans sold under the MPF Program was approximately $229 million. During 2012, credit losses under the MPF Program were projected to exceed the FLA and, as a result, the Corporation recorded $3.0 million in reserves for expected credit losses related to loans sold under the MPF Program. Reserves are calculated based on delinquency status and estimated loss rates established through the Corporation's existing allowance for loan loss methodology.
As of December 31, 2012 and 2011, the reserve for losses on residential mortgage loans sold was $6.0 million and $1.6 million, respectively, including both reserves for credit losses under the MPF Program and reserves for representation and warranty exposures. Total charges associated with previously sold loans, included within operating risk loss on the consolidated statements of income, were $4.9 million in 2012, compared to credits of $1.1 million in 2011. Management believes that the reserves recorded as of December 31, 2012 are adequate. However, declines in collateral values, the identification of additional loans to be repurchased, or a deterioration in the credit quality of loans sold under the MPF Program could necessitate additional reserves in the future.
Other Contingencies
The Corporation and its subsidiaries are involved in various legal proceedings in the ordinary course of business. The Corporation periodically evaluates the possible impact of pending litigation based on, among other factors, the advice of counsel, available insurance coverage and recorded liabilities and reserves for probable legal liabilities and costs. As of the date of this report, the Corporation believes that any liabilities, individually or in the aggregate, which may result from the final outcomes of pending proceedings are not expected to have a material adverse effect on the financial position, the operating results and/or the liquidity of the Corporation. However, litigation is often unpredictable, and the actual results of litigation cannot be determined with certainty.

NOTE R – FAIR VALUE MEASUREMENTS
As required by FASB ASC Topic 820, all assets and liabilities required to be measured at fair value both on a recurring and non-recurring basis have been categorized based on the method of their fair value determination.
Following is a summary of the Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets at December 31:

	2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$67,899	$—	$67,899
Available for sale investment securities:
Equity securities	50,873	—	—	50,873
U.S. Government securities	—	325	—	325
U.S. Government sponsored agency securities	—	2,397	—	2,397
State and municipal securities	—	315,519	—	315,519
Corporate debt securities	—	102,555	10,287	112,842
Collateralized mortgage obligations	—	1,211,119	—	1,211,119
Mortgage-backed securities	—	879,621	—	879,621
Auction rate securities	—	—	149,339	149,339
Total available for sale investment securities	50,873	2,511,536	159,626	2,722,035
Other assets	15,259	14,710	—	29,969
Total assets	$66,132	$2,594,145	$159,626	$2,819,903
Other liabilities	$15,524	$8,161	$—	$23,685

	2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$47,009	$—	$47,009
Available for sale investment securities:
Equity securities	34,586	—	—	34,586
U.S. Government securities	—	334	—	334
U.S. Government sponsored agency securities	—	4,073	—	4,073
State and municipal securities	—	322,018	—	322,018
Corporate debt securities	—	114,017	9,289	123,306
Collateralized mortgage obligations	—	1,001,209	—	1,001,209
Mortgage-backed securities	—	880,097	—	880,097
Auction rate securities	—	—	225,211	225,211
Total available for sale investment securities	34,586	2,321,748	234,500	2,590,834
Other assets	13,130	3,901	—	17,031
Total assets	$47,716	$2,372,658	$234,500	$2,654,874
Other liabilities	$13,130	$2,734	$—	$15,864
The valuation techniques used to measure fair value for the items in the table above are as follows:

•
Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of December 31, 2012 and December 31, 2011 were measured as the price that secondary market investors were offering for loans with similar characteristics. See Note A, "Summary of Significant Accounting Policies" for details related to the Corporation’s election to measure assets and liabilities at fair value.

•
Available for sale investment securities – Included within this asset category are both equity and debt securities. Level 2 available for sale debt securities are valued by a third-party pricing service commonly used in the banking industry.

The pricing service uses evaluated pricing models that vary based on asset class and incorporate available market information including quoted prices of investments securities with similar characteristics. Because many fixed income securities do not trade on a daily basis, evaluated pricing models use available information, as applicable, through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing.
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

•
Equity securities – Equity securities consist of stocks of financial institutions ($44.2 million at December 31, 2012 and $27.9 million at December 31, 2011) and other equity investments ($6.7 million at December 31, 2012 and 2011). These Level 1 investments are measured at fair value based on quoted prices for identical securities in active markets. Restricted equity securities issued by the FHLB and Federal Reserve Bank ($71.7 million at December 31, 2012 and $82.5 million at December 31, 2011) have been excluded from the preceding tables.

•
U.S. Government securities/U.S. Government sponsored agency securities/State and municipal securities/Collateralized mortgage obligations/Mortgage-backed securities – These debt securities are classified as Level 2 investments. Fair values are determined by a third-party pricing service, as detailed above.

•
Corporate debt securities – This category consists of subordinated debt issued by financial institutions ($51.7 million at December 31, 2012 and $41.3 million at December 31, 2011), single-issuer trust preferred securities issued by financial institutions ($51.7 million at December 31, 2012 and $74.4 million at December 31, 2011), pooled trust preferred securities issued by financial institutions ($6.9 million at December 31, 2012 and $5.1 million at December 31, 2011) and other corporate debt issued by non-financial institutions ($2.5 million at December 31, 2012 and 2011).

Classified as Level 2 investments are the subordinated debt, other corporate debt issued by non-financial institutions and $48.3 million and $70.2 million of single-issuer trust preferred securities held at December 31, 2012 and December 31, 2011, respectively. These corporate debt securities are measured at fair value by a third-party pricing service, as detailed above.
Classified as Level 3 investments are the Corporation’s investments in pooled trust preferred securities and certain single-issuer trust preferred securities ($3.4 million at December 31, 2012 and $4.2 million at December 31, 2011). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.

•
Auction rate securities – Due to their illiquidity, ARCs are classified as Level 3 investments and are valued through the use of an expected cash flows model prepared by a third-party valuation expert. The assumptions used in preparing the expected cash flows model include estimates for coupon rates, time to maturity and market rates of return. The most significant unobservable input to the expected cash flows model is an assumed return to market liquidity sometime within the next five years. If the assumed return to market liquidity was lengthened beyond the next five years, this would result in a decrease in the fair value of these ARCs. Expected cash flows models performed prior to June 2012 assumed a return to market liquidity sometime within the next three years. Based on this historical experience, the Corporation elected to increase the expected term as of June 30, 2012. The three year expected term was based on the Corporation's assumption that market liquidity would resume, in some form, within a relatively short period of time. Although there has been a material reduction in the Corporation's outstanding ARCs, a more protracted period of sporadic trust refinancing and periodic tenders of bonds is expected. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are paid down.

•	Other assets – Included within this asset category are the following:

•
Level 1 assets, consisting of mutual funds that are held in trust for employee deferred compensation plans ($14.1 million at December 31, 2012 and $13.1 million at December 31, 2011) and the fair value of foreign currency exchange contracts ($1.2 million at December 31, 2012 and $2.2 million at December 31, 2011).

The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

•
Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($7.6 million at December 31, 2012 and $3.9 million at December 31, 2011) and the fair value of interest rate swaps with customers ($7.1 million at December 31, 2012 and $2.7 million at December 31, 2011).

The fair values of the Corporation’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date.
See Note J, "Derivative Financial Instruments," for additional information.

•	Other liabilities – Included within this category are the following:

•
Level 1 employee deferred compensation liabilities which represent amounts due to employees under deferred compensation plans ($14.1 million at December 31, 2012 and $13.1 million at December 31, 2011) and the fair value of foreign currency exchange contracts ($1.4 million at December 31, 2012 and $2.6 million at December 31, 2011). The fair values of these liabilities are based on the fair values of the related assets, which are described under the heading, "Other assets" above.

•
Level 2 liabilities, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($1.1 million at December 31, 2012 and $2.7 million at December 31, 2011) and the fair value of interest rate swaps with counterparties ($7.1 million at December 31, 2012 and $2.7 million at December 31, 2011). The fair values of these liabilities are based on the fair values of the related assets, which are described under the heading, "Other liabilities" above.

The following tables present the changes in the Corporation’s available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the years ended December 31:

	2012
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	Auction Rate Securities (ARCs)
	(in thousands)
Balance, December 31, 2011	$5,109	$4,180	$225,211
Realized adjustments to fair value (1)	(19)	19	(434)
Unrealized adjustments to fair value (2)	2,466	359	(8,612)
Sales	—	(956)	—
Settlements - calls	(673)	(250)	(69,068)
(Premium amortization) discount accretion (3)	44	8	2,242
Balance, December 31, 2012	$6,927	$3,360	$149,339

	2011
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	Auction Rate Securities (ARCs)
	(in thousands)
Balance, December 31, 2010	$4,528	$8,583	$260,679
Transfer from Level 3 to Level 2 (4)	—	(800)	—
Realized adjustments to fair value (1)	(1,406)	—	(292)
Unrealized adjustments to fair value (2)	2,465	28	(4,383)
Sales (5)	—	—	—
Settlements - maturities	—	(1,650)
Settlements - calls	(476)	(1,980)	(34,844)
(Premium amortization) discount accretion (3)	(2)	(1)	4,051
Balance, December 31, 2011	$5,109	$4,180	$225,211

(1)
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

(4)
During the year ended December 31, 2011, one single-issuer trust preferred security with a fair value of $800,000 as of December 31, 2011 was reclassified as a Level 2 asset. As of December 31, 2011, the fair value of this security was measured by a third-party pricing service using both quoted prices for similar assets and model-based valuation techniques that derived fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. As of December 31, 2010, the fair value of this security was determined based on quotes provided by third-party brokers who determined its fair value based predominantly on an internal valuation model.

(5)
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

	2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$191,165	$191,165
Other financial assets	—	—	62,203	62,203
Total assets	$—	$—	$253,368	$253,368

	2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	—	—	216,812	216,812
Other financial assets	—	—	63,919	63,919
Total assets	$—	$—	$280,731	$280,731

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

•
Other assets – This category includes OREO ($26.1 million at December 31, 2012 and $30.8 million at December 31, 2011) and MSRs net of the MSR valuation allowance ($36.1 million at December 31, 2012 and $33.1 million at December 31, 2011), both classified as Level 3 assets.

Fair values for OREO were based on estimated selling prices less estimated selling costs for similar assets in active markets.
MSRs are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation. Significant inputs to the valuations include expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections for mortgage-backed securities with rates and terms comparable to the loans underlying the MSRs. The annual constant prepayment rates used in the December 31, 2012 discounted cash flows valuation ranged from 10.7% to 16.6%, and were based on the weighted average remaining term of the loans in each stratum.
As required by FASB ASC Section 825-10-50, the following table details the book values and the estimated fair values of the Corporation’s financial instruments as of December 31, 2012 and 2011. In addition, a general description of the methods and assumptions used to estimate such fair values is also provided.
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

	2012		2011
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
FINANCIAL ASSETS	(in thousands)
Cash and due from banks	$256,300	$256,300	$292,598	$292,598
Interest-bearing deposits with other banks	173,257	173,257	175,336	175,336
Loans held for sale (1)	67,899	67,899	47,009	47,009
Securities held to maturity	292	319	6,669	6,699
Securities available for sale (1)	2,793,725	2,793,725	2,673,298	2,673,298
Loans, net of unearned income (1)	12,144,604	12,127,309	11,968,970	11,992,586
Accrued interest receivable	45,786	45,786	51,098	51,098
Other financial assets (1)	198,504	198,504	315,952	315,952
FINANCIAL LIABILITIES
Demand and savings deposits	$9,089,753	$9,089,753	$8,511,789	$8,511,789
Time deposits	3,383,338	3,413,060	4,013,950	4,056,247
Short-term borrowings	868,399	868,399	597,033	597,033
Accrued interest payable	19,330	19,330	25,686	25,686
Other financial liabilities (1)	65,024	65,024	69,816	69,816
FHLB advances and long-term debt	894,253	853,547	1,040,149	982,010

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

The estimated fair values of securities held to maturity as of December 31, 2012 and December 31, 2011 were generally based on valuations performed by a third-party pricing service commonly used in the banking industry. Management tests the values provided by the pricing service by obtaining securities prices from an alternative third party source and comparing the results. The estimated fair value of these securities would be categorized as Level 2 assets under FASB Topic 820.
Estimated fair values for loans and time deposits were estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers for the same remaining maturities. Fair values estimated in this manner do not fully incorporate an exit price approach to fair value, as defined in FASB ASC Topic 820.
The fair value of FHLB advances and long-term debt was estimated by discounting the remaining contractual cash flows using a rate at which the Corporation could issue debt with a similar remaining maturity as of the balance sheet date. The fair values of these borrowings would be categorized as Level 2 assets under FASB Topic 820.
The fair value of commitments to extend credit and standby letters of credit are estimated to equal their carrying values.

NOTE S – CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(in thousands)

	December 31			December 31
	2012	2011		2012	2011
ASSETS			LIABILITIES AND EQUITY
Cash	$40	$59	Long-term debt	$368,172	$371,999
Other assets	11,483	9,694	Payable to non-bank subsidiaries	23,733	24,144
Receivable from subsidiaries	20,829	18,752	Other liabilities	59,603	59,338
			Total Liabilities	451,508	455,481
Investments in:
Bank subsidiaries	2,111,708	2,067,415
Non-bank subsidiaries	389,104	352,100	Shareholders’ equity	2,081,656	1,992,539
Total Assets	$2,533,164	$2,448,020	Total Liabilities and Shareholders’ Equity	$2,533,164	$2,448,020

CONDENSED STATEMENTS OF INCOME

	2012	2011	2010
	(in thousands)
Income:
Dividends from subsidiaries	$142,000	$91,325	$63,850
Other	88,380	78,662	73,438
	230,380	169,987	137,288
Expenses	124,525	112,398	105,012
Income before income taxes and equity in undistributed net income of subsidiaries	105,855	57,589	32,276
Income tax benefit	(10,847)	(11,523)	(11,180)
	116,702	69,112	43,456
Equity in undistributed net income (loss) of:
Bank subsidiaries	46,350	80,908	78,146
Non-bank subsidiaries	(3,207)	(4,447)	6,730
Net Income	159,845	145,573	128,332
Preferred stock dividends and discount accretion	—	—	(16,303)
Net Income Available to Common Shareholders	$159,845	$145,573	$112,029

CONDENSED STATEMENTS OF CASH FLOWS

	2012	2011	2010
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$159,845	$145,573	$128,332
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	4,834	4,249	1,996
Excess tax benefits from stock-based compensation	(39)	—	—
(Increase) decrease in other assets	(6,340)	2,086	(11,389)
Equity in undistributed net income of subsidiaries	(43,143)	(76,461)	(84,876)
Increase in other liabilities and payable to non-bank subsidiaries	6,885	18,428	242,921
Total adjustments	(37,803)	(51,698)	148,652
Net cash provided by operating activities	122,042	93,875	276,984
Cash Flows From Investing Activities:
Investments in bank subsidiaries	—	(15,000)	(86,300)
Investments in non-bank subsidiaries	(32,649)	(41,125)	—
Net cash used in investing activities	(32,649)	(56,125)	(86,300)
Cash Flows From Financing Activities:
Repayments of long-term debt	(4,125)	(10,619)	—
Redemption of preferred stock and common stock warrant	—	—	(387,300)
Net proceeds from issuance of common stock	7,005	6,835	231,510
Excess tax benefits from stock-based compensation	39	—	—
Dividends paid	(71,972)	(33,917)	(35,003)
Acquisition of treasury stock	(20,359)	—	—
Net cash used in financing activities	(89,412)	(37,701)	(190,793)
Net (Decrease) Increase in Cash and Cash Equivalents	(19)	49	(109)
Cash and Cash Equivalents at Beginning of Year	59	10	119
Cash and Cash Equivalents at End of Year	$40	$59	$10

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2012, the company’s internal control over financial reporting is effective based on those criteria.

/s/ E. PHILIP WENGER
E. Philip Wenger Chairman, Chief Executive Officer and President

/s/ CHARLES J. NUGENT
Charles J. Nugent Senior Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Fulton Financial Corporation:

We have audited the accompanying consolidated balance sheets of Fulton Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited Fulton Financial Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fulton Financial Corporation's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fulton Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Fulton Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Philadelphia, Pennsylvania
February 28, 2013

QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)
(in thousands, except per-share data)

	Three Months Ended
	Mar 31	Jun 30	Sep 30	Dec 31
FOR THE YEAR 2012
Interest income	$166,891	$163,985	$161,060	$155,560
Interest expense	28,196	26,455	25,179	23,338
Net interest income	138,695	137,530	135,881	132,222
Provision for credit losses	28,000	25,500	23,000	17,500
Non-interest income	51,680	53,364	52,004	59,576
Non-interest expenses	110,711	112,143	110,043	116,609
Income before income taxes	51,664	53,251	54,842	57,689
Income tax expense	13,532	13,360	13,260	17,449
Net income	$38,132	$39,891	$41,582	$40,240
Per common share data:
Net income (basic)	$0.19	$0.20	$0.21	$0.20
Net income (diluted)	0.19	0.20	0.21	0.20
Cash dividends	0.07	0.07	0.08	0.08
FOR THE YEAR 2011
Interest income	$175,694	$174,935	$173,736	$169,333
Interest expense	36,131	34,290	32,243	30,874
Net interest income	139,563	140,645	141,493	138,459
Provision for credit losses	38,000	36,000	31,000	30,000
Non-interest income	45,461	45,779	48,139	48,348
Non-interest expenses	100,864	100,885	105,867	108,860
Income before income taxes	46,160	49,539	52,765	47,947
Income tax expense	12,375	13,154	13,441	11,868
Net income	$33,785	$36,385	$39,324	$36,079
Per common share data:
Net income (basic)	$0.17	$0.18	$0.20	$0.18
Net income (diluted)	0.17	0.18	0.20	0.18
Cash dividends	0.04	0.05	0.05	0.06

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
The "Management Report on Internal Control over Financial Reporting" and the "Report of Independent Registered Public Accounting Firm" may be found in Item 8, "Financial Statements and Supplementary Data" of this document.
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

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Incorporated by reference herein is the information appearing under the headings "Information about Nominees, Directors and Independence Standards," "Related Person Transactions," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Conduct," "Procedure for Shareholder Nominations," and "Other Board Committees" within the Corporation’s 2013 Proxy Statement. The information concerning executive officers required by this Item is provided under the caption "Executive Officers" within Item 1, Part I,"Business" in this Annual Report.
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

Item 11. Executive Compensation
Incorporated by reference herein is the information appearing under the headings "Information Concerning Compensation" and "Human Resources Committee Interlocks and Insider Participation" within the Corporation’s 2013 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference herein is the information appearing under the heading "Security Ownership of Directors, Nominees, Management and Certain Beneficial Owners" within the Corporation’s 2013 Proxy Statement, and information appearing under the heading "Securities Authorized for Issuance under Equity Compensation Plans" within Item 5, "Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities" in this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference herein is the information appearing under the headings "Related Person Transactions" and "Information about Nominees, Directors and Independence Standards" within the Corporation’s 2013 Proxy Statement, and the information appearing in "Note D - Loans and Allowance for Credit Losses," of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" in this Annual Report.

Item 14. Principal Accounting Fees and Services
Incorporated by reference herein is the information appearing under the heading "Relationship With Independent Public Accountants" within the Corporation’s 2013 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:

1.	Financial Statements — The following consolidated financial statements of Fulton Financial Corporation and subsidiaries are incorporated herein by reference in response to Item 8 above:
	(i)	Consolidated Balance Sheets - December 31, 2012 and 2011.
	(ii)	Consolidated Statements of Income - Years ended December 31, 2012, 2011 and 2010.
	(iii)	Consolidated Statements of Comprehensive Income - Years ended December 31, 2012, 2011 and 2010.
	(iii)	Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2012, 2011 and 2010.
	(iv)	Consolidated Statements of Cash Flows - Years ended December 31, 2012, 2011 and 2010.
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

10.7
Employment Agreement between Fulton Financial Corporation and Philmer H. Rohrbaugh dated November 1, 2012 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated October 22, 2012.

10.8
Retention Bonus Agreement between Fulton Financial Corporation and R. Scott Smith dated September 28, 2011 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated September 30, 2011.

10.9	Form of Death Benefit Only Agreement to Senior Management – Incorporated by reference to Exhibit 10.9 of the Fulton Financial Corporation Annual Report on Form 10K dated March 1, 2007.
10.10	Fulton Financial Corporation 2004 Stock Option and Compensation Plan – Incorporated by reference to Exhibit 10.7 of the Fulton Financial Corporation Annual Report on Form 10-K dated March 1, 2010.
10.11
Form of Stock Option Agreement and Form of Restricted Stock Agreement between Fulton Financial Corporation and Officers of the Corporation as of July 1, 2008 – Incorporated by reference to Exhibits 10.1 and 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated June 20, 2008.

10.12	Form of Amendment to Stock Option Agreement for John M. Bond – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 22, 2006.
10.13
Amended and Restated Fulton Financial Corporation Employee Stock Purchase Plan – Incorporated by reference to Exhibit A to Fulton Financial Corporation’s definitive proxy statement, dated April 2, 2007.

10.14
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

10.18
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

10.19
Fulton Financial Corporation Variable Compensation Plan Summary Description – Incorporated by reference to Exhibit 99.1 of the Fulton Financial Corporation Current Report on Form 8-K dated March 18, 2011.

10.20	Fulton Financial Corporation Directors' Equity Participation Plan – Incorporated by reference to Exhibit A to Fulton Financial Corporation’s definitive proxy statement, dated March 24, 2011.
10.21
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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011; (ii) the Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010;(iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and, (iv) the Notes to Consolidated Financial Statements – filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULTON FINANCIAL CORPORATION
(Registrant)

Dated:	February 28, 2013	By:	/S/ E. PHILIP WENGER
E. Philip Wenger, Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ JEFFREY G. ALBERTSON, ESQ.	Director	February 28, 2013
Jeffrey G. Albertson, Esq.

/S/ JOE N. BALLARD	Director	February 28, 2013
Joe N. Ballard

/S/ JOHN M. BOND, JR.	Director	February 28, 2013
John M. Bond, Jr.

/S/ BETH ANN L. CHIVINSKI	Executive Vice President and Controller (Principal Accounting Officer)	February 28, 2013
Beth Ann L. Chivinski

/S/ CRAIG A. DALLY	Director	February 28, 2013
Craig A. Dally

/S/ DENISE L. DEVINE	Director	February 28, 2013
Denise L. Devine

/S/ PATRICK J. FREER	Director	February 28, 2013
Patrick J. Freer

/S/ RUFUS A. FULTON, JR.	Director	February 28, 2013
Rufus A. Fulton, Jr.

/S/ GEORGE W. HODGES	Director	February 28, 2013
George W. Hodges

/S/ DONALD W. LESHER, JR.	Director	February 28, 2013
Donald W. Lesher, Jr.

/S/ ALBERT MORRISON	Director	February 28, 2013
Albert Morrison, III

Signature	Capacity	Date

/S/ CHARLES J. NUGENT	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2013
Charles J. Nugent

	Director	February 28, 2013
R. Scott Smith, Jr.

/S/ GARY A. STEWART	Director	February 28, 2013
Gary A. Stewart

/S/ ERNEST J. WATERS	Director	February 28, 2013
Ernest J. Waters

/S/ E. PHILIP WENGER	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 28, 2013
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

10.7
Employment Agreement between Fulton Financial Corporation and Philmer H. Rohrbaugh dated November 1, 2012 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated October 22, 2012.

10.8	10,700
Retention Bonus Agreement between Fulton Financial Corporation and R. Scott Smith dated September 28, 2011 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated September 30, 2011.

10.9	10,800	Form of Death Benefit Only Agreement to Senior Management – Incorporated by reference to Exhibit 10.9 of the Fulton Financial Corporation Annual Report on Form 10K dated March 1, 2007.
10.10	10,900	Fulton Financial Corporation 2004 Stock Option and Compensation Plan – Incorporated by reference to Exhibit 10.7 of the Fulton Financial Corporation Annual Report on Form 10-K dated March 1, 2010.
10.11	10,100.00
Form of Stock Option Agreement and Form of Restricted Stock Agreement between Fulton Financial Corporation and Officers of the Corporation as of July 1, 2008 – Incorporated by reference to Exhibits 10.1 and 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated June 20, 2008.

10.12	10,110.00	Form of Amendment to Stock Option Agreement for John M. Bond – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 22, 2006.
10.13
Amended and Restated Fulton Financial Corporation Employee Stock Purchase Plan – Incorporated by reference to Exhibit A to Fulton Financial Corporation’s definitive proxy statement, dated April 2, 2007.

10.14	10,120
Fulton Financial Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2008 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.15	10,130
Form of Supplemental Executive Retirement Plan – For Use with Executives with no Pre-2008 Accruals – Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.16	10,140
Form of Amended and Restated Supplemental Executive Retirement Plan – For Use with Executives with no Pre-2008 Accruals – Incorporated by reference to Exhibit 10.3 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.17	10,150
Form of Amended and Restated Supplemental Executive Retirement Plan - For Use with Executives First Covered After 2004 but Before 2008 – Incorporated by reference to Exhibit 10.4 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.18	10,160
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

10.19
Fulton Financial Corporation Variable Compensation Plan Summary Description – Incorporated by reference to Exhibit 99.1 of the Fulton Financial Corporation Current Report on Form 8-K dated March 18, 2011.

10.20	Fulton Financial Corporation Directors' Equity Participation Plan – Incorporated by reference to Exhibit A to Fulton Financial Corporation’s definitive proxy statement, March 24, 2011.
10.21
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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011; (ii) the Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010;(iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and, (iv) the Notes to Consolidated Financial Statements – filed herewith.